Form 10-K
period 1994-01-02
WASHINGTON POST CO
filed 1994-03-29
CIK 104889

 -----------------------------------------------------------------------------
 -----------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.  20549

                             --------------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended January 2, 1994

                         Commission file number 1-6714

                          The Washington Post Company
            (Exact name of registrant as specified in its charter)

           Delaware                                          53-0182885
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

  1150 15th St., N.W., Washington, D.C.                          20071
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (202) 334-6000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                              NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                         WHICH REGISTERED
      -------------------                     ------------------------
Class B Common Stock, par value               New York Stock Exchange
        $1.00 per share


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No      .
                                               -----      -----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         Aggregate market value of the Company's voting stock held by non-affiliates on February 28, 1994, based on the closing price for the Company's Class B Common Stock on the New York Stock Exchange on such date: approximately $1,539,000,000.

         Shares outstanding at February 28, 1994:

                   Class A Common Stock -  1,843,250 shares
                   Class B Common Stock -  9,870,115 shares

         Documents partially incorporated by reference:

              Definitive Proxy Statement for the Company's 1994 Annual Meeting of Stockholders (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

 -----------------------------------------------------------------------------
 -----------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS.

     The principal business activities of The Washington Post Company (the "Company") consist of newspaper publishing (principally The Washington Post), television broadcasting (through the ownership and operation of four network-affiliated stations), the ownership and operation of cable television systems, and magazine publishing (Newsweek magazine).

     Information concerning the consolidated operating revenues, consolidated income from operations and identifiable assets attributable to the principal segments of the Company's business for the last three fiscal years is contained in Note M to the Company's Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. (Revenues for each segment are shown in such Note M net of intersegment sales, which did not exceed .2% of consolidated operating revenues.)

     During each of the last three years the Company's operations in geographic areas outside the United States, consisting primarily of the publication of the international editions of Newsweek and cable television operations in the United Kingdom, accounted for less than 7% of the Company's consolidated revenues and less than 1% of its consolidated income from operations, and the identifiable assets attributable to such operations represented less than 7% of the Company's consolidated assets.

                              NEWSPAPER PUBLISHING
THE WASHINGTON POST

     The Washington Post is a morning and Sunday newspaper primarily distributed by home delivery in the Washington, D.C. metropolitan area, including large portions of Virginia and Maryland.

     The following table shows the average paid daily (including Saturday) and Sunday circulation of The Post for the twelve-month periods ended September 30 in each of the last five years, as reported by the Audit Bureau of Circulations ("ABC") for the years 1989-1992 and as estimated by The Post for the twelve-month period ended September 30, 1993 (for which period ABC had not completed its audit as of the date of this report) from the semi-annual publisher's statements submitted to ABC for the six-month periods ended March 31, 1993 and September 30, 1993:

                                                                AVERAGE PAID CIRCULATION
                                                                ------------------------
                                                                 DAILY            SUNDAY
                                                                 -----            ------
        1989.................................................    785,076        1,137,515
        1990.................................................    794,822        1,145,393
        1991.................................................    807,129        1,154,138
        1992.................................................    815,225        1,158,329
        1993.................................................    825,339        1,153,705

     The rate charged to subscribers for home-delivered copies of the daily and Sunday newspaper for each four-week period has been $9.20 since 1988. A price increase for Sunday-only home-delivered copies of the newspaper went into effect on January 20, 1991, raising the rate per four-week period from $5.00 (which had been the rate since 1983) to $6.00. On April 6, 1992, the newsstand price for the Sunday newspaper was increased from $1.25 (which price had been in effect since 1986) to $1.50. The newsstand price for the daily newspaper has been $0.25 since 1981.

     General advertising rates were increased by approximately 4.3% on February 3, 1993, and approximately another 3.7% on January 1, 1994. Rates for most categories of classified and retail advertising were increased by approximately 4.3% on February 1, 1993, and approximately an additional 4.1% on February 1, 1994.

     The following table sets forth The Post's advertising inches (excluding preprints) and number of preprints for the past five years:

                                              1989        1990      1991        1992          1993
                                             -----        ----      ----        ----          ----
Total Inches (in thousands)..............     4,679       4,125      3,571       3,435        3,394
    Full-Run Inches .....................     4,492       3,938      3,376       3,215        3,165
    Part-Run Inches .....................       187         187        195         220          229
Preprints (in millions)..................       921         987        993       1,135        1,142

    The Post also publishes The Washington Post National Weekly Edition, a tabloid which contains selected articles and features from The Washington Post edited for a national audience. The National Weekly Edition has a basic subscription price of $48.00 per year and is delivered by second class mail to approximately 114,000 subscribers.

    The Post has about 520 full-time editors, correspondents, reporters and photographers on its staff, draws upon the news reporting facilities of the major wire services and maintains correspondents in 18 news centers abroad and in New York City, Los Angeles, Chicago, Miami, Richmond, Baltimore, Annapolis and Austin, Texas.

THE HERALD

    The Company owns The Daily Herald Company, publisher of The Herald in Everett, Washington, about 30 miles north of Seattle. The Herald is published mornings seven days a week and is primarily distributed by home delivery in Snohomish County.

    The Herald's average paid circulation as reported to ABC for the twelve months ended September 30, 1993, was 52,356 daily (including Saturday) and 63,732 Sunday (up .3% and down .5%, respectively, from the twelve months ended September 30, 1992). Full- run advertising inches (excluding preprints) decreased 4.0% in 1993 to 888,952 inches, while zoned part-run advertising increased 11.8% to 107,667 inches. The number of preprints distributed increased 3.9% to 100,128,775.

    The Herald employs approximately 57 editors, reporters and photographers.

THE GAZETTE NEWSPAPERS

    In June 1993 the Company acquired the 16% of the common stock of The Gaithersburg Gazette, Inc. it did not already own. This subsidiary (the name of which has been changed to The Gazette Newspapers, Inc.) publishes one paid-circulation and 13 controlled- circulation weekly community newspapers (collectively known as The Gazette Newspapers) in Montgomery County and limited parts of Frederick and Carroll Counties, Maryland. During 1993 The Gazette Newspapers had an aggregate average weekly circulation of more than 230,000 copies.

    The Gazette Newspapers have approximately 60 editors, reporters and photographers on their combined staffs.

                            TELEVISION BROADCASTING

    Through wholly owned subsidiaries the Company owns four VHF television stations located in Detroit, Michigan; Miami, Florida; Hartford, Connecticut; and Jacksonville, Florida; which are respectively the 9th, 16th, 25th and 54th largest broadcasting markets in the United States. Each of the Company's stations is affiliated with a national network. Although network affiliation agreements generally have limited terms, such agreements typically are renewed and each of the Company's television stations has maintained its network affiliation continuously for at least twenty years.

    The Company's 1993 net operating revenues from television advertising, by category, were as follows:

     National   ...................................    $ 85,804,000
     Local      ...................................      80,557,000
     Network    ...................................       7,808,000
                                                       ------------
         Total  ...................................    $174,169,000

     The following table sets forth certain information with respect to each of the Company's television stations:



     TATION
     OCATION                                                                          TOTAL COMMERCIAL
     ND YEAR                 NATIONAL                  EXPIRATION   EXPIRATION        STATIONS IN DMA(B)
     OMMERCIAL               MARKET                    DATE OF       DATE OF       ------------------------
     PERATION                RANKING     NETWORK         FCC         NETWORK
     OMMENCED                  (A)     AFFILIATION     LICENSE      AGREEMENT      ALLOCATED      OPERATING
     --------                --------  -----------     -------      ---------      ---------      ---------
      WDIV                      9th        NBC           Oct. 1,     June 30,         VHF-4         VHF-4
      Detroit, Mich.                                       1997         1994          UHF-6         UHF-5
      1947

      WPLG                     16th        ABC           Feb. 1,     April 2,         VHF-5         VHF-4
      Miami, Fla.                                          1997       1995(c)         UHF-8         UHF-7
      1961

      WFSB                     25th        CBS          April 1,    April 10,         VHF-2         VHF-2
      Hartford, Conn.                                      1994       2002            UHF-6         UHF-4
      1957

      WJXT                     54th        CBS           Feb. 1,     July 10,         VHF-2         VHF-2
      Jacksonville, Fla.                                   1997       2001            UHF-7         UHF-4
      1947

      -------------
          (a) Source: 1993/94 DMA Market Rankings, Nielsen Media
       Research, Fall 1993, based on television homes in DMA (see note (b) below).

          (b) Designated Market Area ("DMA") is a market designation of A.C. Nielsen which defines each television market exclusive of another, based on measured viewing patterns.

          (c) Agreement may be terminated at any time by either party on six months' prior notice.

      In January 1994 subsidiaries of the Company entered into a definitive agreement to acquire the assets of television station KPRC-TV, an NBC affiliate in Houston, Texas, and television station KSAT-TV, an ABC affiliate in San Antonio, Texas, for an aggregate cash purchase price of approximately $250 million. Houston and San Antonio are respectively the 10th and 40th largest broadcasting markets in the United States.

REGULATION OF BROADCASTING AND RELATED MATTERS

      The Company's television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended. Under authority of such Act the FCC, among other things, assigns frequency bands for broadcast and other uses; issues, revokes, modifies and renews broadcasting licenses for particular frequencies; determines the location and power of stations and establishes areas to be served; regulates equipment used by stations; and adopts and implements regulations and policies which directly or indirectly affect the ownership, operations and profitability of broadcasting stations.

      Each of the Company's television stations holds a license valid for a period of five years which is renewable upon application for a similar period.

      The FCC is conducting proceedings dealing with such matters as the standards to be applied to broadcast renewal applications, various broadcast network regulations, multiple ownership restrictions, regulations pertaining to cable television operations (discussed below under "Cable Television Division Regulation of Cable Television and Related Matters"), whether to allocate additional radio spectrum to existing broadcasting stations to enable them to implement advanced television ("ATV") technologies, whether to adopt a uniform ATV broadcast transmission standard for television and impose requirements on existing television stations to activate ATV channels and ultimately to turn back to the FCC their existing conventional television channels, and various proposals to further the development of alternative video delivery systems that would compete in varying degrees with both cable television and television broadcasting operations. The Company cannot predict the resolution of these and various other matters although, depending upon their outcome, they could affect the Company's television broadcasting interests either adversely or favorably.

      Various of the foregoing questions as well as other important substantive and policy issues (including changes in the law governing what broadcasters may charge political candidates) will also likely be considered by Congress.

                           CABLE TELEVISION DIVISION

      As of the end of 1993 the Company (through subsidiaries) provided basic cable service to approximately 482,000 subscribers (representing about 70% of the 692,000 homes passed by the systems) and had in force more than 301,000 subscriptions to premium program services. The Company's cable systems are located in 15 Midwestern, Southern and Western states and typically serve smaller communities; thus 30 of the Company's systems pass fewer than 10,000 dwelling units, 14 pass 10,000-25,000 dwelling units, and only eight pass more than 25,000 dwelling units, of which the two largest are in Modesto and Santa Rosa, California, each serving more than 45,000 basic subscribers.

REGULATION OF CABLE TELEVISION AND RELATED MATTERS

      The Company's cable operations are subject to various requirements imposed by local, state and federal governmental authorities. The franchises granted by local governmental authorities are typically nonexclusive and limited in time and generally contain various conditions and limitations relating to payment of fees to the local authority, determined generally as a percentage of revenues. Additionally, franchises often regulate the conditions of service and technical performance, and contain various types of restrictions on transferability. Failure to comply with such conditions and limitations may give rise to rights of termination by the franchising authority.

      The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), requires or authorizes the imposition of a wide range of regulations on cable television operations. The three major areas of regulation are (i) the rates charged for certain cable television services,
(ii) required carriage ("must carry") of some local broadcast stations, and
(iii) retransmission consent rights for commercial broadcast stations.

      Except in relatively rare instances of "effective competition" (defined in the 1992 Cable Act as the presence of another cable operator or another multichannel video service serving specified levels of customers in the same community), monthly subscription rates for the basic tier of cable service may be regulated by municipalities, subject to procedures and criteria established by the FCC, and the FCC may regulate the rates charged for optional tiers of service. Rates charged by cable television systems for pay- per-view service, for per-channel premium program services and for advertising are all exempt from regulation under the 1992 Cable Act. In April 1993 the FCC announced a "freeze" on rate increases for regulated services (i.e. the basic and optional tiers), which currently is due to expire on May 15, 1994, and promulgated benchmarks for determining the reasonableness of rates for such services. The FCC expected that its benchmarks, which took effect on September 1, 1993, would produce an overall average reduction of 10% in the rates charged for regulated services. The Company estimates that the combined effect of compliance with the benchmarks and the rate freeze reduced its 1993 revenue from cable operations by approximately $3 million. The FCC's benchmarks were widely criticized by some for being too stringent and by others for being too permissive. On February 22, 1994, acting on petitions to reconsider the original benchmarks, the FCC adopted revisions designed to reduce overall rates for regulated services by, on average, an additional 7%. Although the Company anticipates some further negative impact from these revisions, it is unable to estimate the amount of that impact since the details of the rules implementing the latest FCC action are not yet available. Under the FCC's approach, cable operators may exceed the benchmarks if they can show in a cost-of-service proceeding that higher rates are needed to earn a reasonable return on investment. Also on February 22, 1994, the FCC announced the adoption of rules to implement the cost-of-service standard; among other things the new rules establish an interim industry-wide rate of return of 11.25%. Various parties have indicated they will seek judicial review of the FCC's rate regulation decisions.

      Pursuant to the "must-carry" rules a commercial television broadcast station may, under certain circumstances, insist on carriage of its signal on cable systems located within the station's market area, while a noncommercial public station may insist on carriage of its signal on cable systems located within either the station's predicted Grade B contour or 50 miles of the station's transmitter. As a result of these obligations (the constitutionality of which is presently under review in the United States Supreme Court) certain of the Company's cable systems have had to add broadcast stations that they might not otherwise have elected to carry, and the freedom the Company's systems would otherwise have to drop signals previously carried has been reduced.

      Beginning in October 1993 and at three-year intervals thereafter commercial broadcasters may elect to forego must-carry rights and insist instead that their signals not be carried without the prior consent of the stations. Prior to October 1993 some of the broadcast stations carried by the Company's cable television systems opted for retransmission consent and initially took the position that they would not grant consent without commitments by the Company's systems to make cash payments. As a result of case- by-case negotiations, the Company's cable systems were able to continue carrying virtually all of the stations insisting on retransmission consent without having to agree to pay any stations for the privilege of carrying their signals. However some commitments were made to carry other program services offered by a station or an affiliated company, to provide advertising availabilities on cable for sale by a station and to distribute promotional announcements with respect to a station.

      Various other matters addressed in the 1992 Cable Act may significantly affect the costs or profits of cable television systems. These matters include a prohibition on exclusive franchises, restrictions on the ownership of competing video delivery services, restrictions on transfers of cable television ownership, new consumer protection measures, new technical and signal quality standards, and various regulations intended to facilitate the development of competing video delivery services.

      In contrast to the 1992 Cable Act, the Cable Communications Policy Act of 1984 (the "1984 Cable Act") restricted regulation of cable television in many important respects. Important provisions of the 1984 Cable Act that remain in effect after the 1992 Cable Act include a requirement that franchises be granted for reasonable periods of time, various remedies and safeguards to protect cable operators against arbitrary refusals to renew franchises, and a limitation on franchise fees to 5% of revenues.

      Apart from its new authority under the 1992 Cable Act, the FCC regulates various other aspects of cable television operations. Since 1990 cable systems have been required to black out from the distant broadcast stations they carry syndicated programs for which local stations have purchased exclusive rights and request exclusivity. Other long-standing FCC rules require cable systems to delete under certain circumstances duplicative network programs broadcast by distant stations. The FCC also imposes certain technical standards on cable television operators, exercises the power to license various microwave and other radio facilities frequently used in cable television operations, regulates the assignment and transfer of control of such licenses, and oversees compliance with certain affirmative action and equal employment opportunity obligations applicable to cable systems. In addition, pursuant to the Pole Attachment Act the FCC exercises authority to disapprove unreasonable rates charged to cable operators by telephone and power utilities for utilizing space on utility poles or in underground conduits.

      The Copyright Act of 1976 grants to cable television systems, under certain terms and conditions, the right to retransmit the signals of television stations pursuant to a compulsory copyright license. Those terms and conditions include the payment of certain license fees set forth in the statute or established by subsequent administrative regulations. The compulsory license fees have been increased on several occasions since this Act went into effect. Some pending legislative proposals would modify or eliminate the compulsory copyright licensing scheme, and the FCC and others have urged that the compulsory license be phased out for local or distant broadcast signals or both. Still other proposals would extend the compulsory license to "wireless cable," direct- broadcast satellite and other competitive media.

      Currently telephone companies are generally prohibited by the 1984 Cable Act and certain FCC rules from operating cable systems in areas in which they provide telephone service. However Congress, the FCC and the courts are in varying degrees revisiting this question. The FCC has recommended changes in the 1984 Cable Act to permit telephone company ownership of co-located cable systems, and the agency has authorized, subject to judicial review, a "video-dial-tone" service in which telephone companies would provide video programming supplied by others. A court decree that prohibited the former Bell regional operating companies from offering certain information services, including acting as cable television system operators, has been modified to eliminate those restrictions, although the modification is being appealed.
This decree modification will have the effect of permitting the former Bell regional operating companies to provide cable television services out of their home regions, but the 1984 Cable Act continues to prohibit all telephone companies from providing cable service in their home regions.

      Litigation is pending in various courts in which prohibitions on cable television operations without a franchise and various franchise requirements are being challenged as unlawful under the First Amendment, the antitrust laws and on other grounds. If successful, such litigation could foster the development and operation of duplicative cable facilities that would compete with existing cable systems.

      During the last three years the FCC has adopted several rule changes intended to facilitate the development of so-called "wireless cable," a video service capable of distributing as many as 30 television channels in a local area by over-the-air microwave transmission.

      The regulation of certain cable television rates pursuant to the 1992 Cable Act has negatively impacted the revenues of the Company's cable systems as discussed above. The Company cannot predict whether the FCC's rate regulation decisions will in fact be appealed and, if so, whether those decisions will ultimately be upheld. In addition, the Company is unable to predict the outcome of the various other matters discussed above or what effect such matters may ultimately have on its cable television business.

U.K. CABLE TELEVISION OPERATIONS

      In September 1993 the Company sold its entire interest in companies constructing and operating cable television systems in the United Kingdom.

                              MAGAZINE PUBLISHING

      Newsweek is a weekly news magazine published both domestically and internationally. In gathering, reporting and writing news and other material for publication, Newsweek maintains news bureaus in 10 U.S. and 16 foreign cities. Worldwide there are approximately 285 full-time editorial staff members, 216 of whom are in New York.

      The domestic edition of Newsweek is comprised of over 100 different geographic or demographic editions which carry substantially identical news and feature material but enable advertisers to direct messages to specific market areas or demographic groups. Domestically, Newsweek ranks second in circulation among the three leading weekly news magazines (Newsweek, Time and U.S. News & World Report). Its average weekly domestic circulation rate base and its percentage of the total weekly domestic circulation rate base of the three leading weekly news magazines for the past five years are set forth in the following table:

                                                NEWSWEEK
                                              AVERAGE WEEKLY   PERCENTAGE OF
                                               CIRCULATION     THREE LEADING
                                                RATE BASE      NEWS MAGAZINES
                                                ---------      --------------
     1989  ................................     3,100,000            32.6%
     1990  ................................     3,100,000            32.9%
     1991  ................................     3,100,000            34.1%
     1992  ................................     3,100,000            33.2%
     1993  ................................     3,100,000            32.7%

     Newsweek is sold on newsstands and through subscription mail order sales derived from a number of sources, principally direct mail promotion. The basic one-year subscription price is $41.08. During 1993 most subscriptions were sold at a discount from the basic price. Since January 1992 Newsweek's newsstand price has been $2.95 per copy.

     The total number of Newsweek's domestic advertising pages and gross domestic advertising revenues as reported by Publishers' Information Bureau, Inc., together with Newsweek's percentages of the total number of advertising pages and total advertising revenues of the three leading weekly news magazines, for the past five years have been as follows:

                                                                                NEWSWEEK
                                           NEWSWEEK     PERCENTAGE OF            GROSS      PERCENTAGE OF
                                          ADVERTISING   THREE LEADING         ADVERTISING   THREE LEADING
                                            PAGES*      NEWS MAGAZINES         REVENUES*    NEWS MAGAZINES
                                            ------      --------------         ---------    --------------
     1989   ..............................   2,490          34.8%           $ 255,395,000       33.3%
     1990   ..............................   2,294          33.4%             252,447,000       32.5%
     1991   ..............................   1,948          32.5%             233,601,000       32.7%
     1992   ..............................   2,109          33.2%             258,396,000       32.4%
     1993   ..............................   2,102          33.3%             260,396,000       32.3%

     ------------

         * Advertising pages and gross advertising revenues are those reported by Publishers' Information Bureau, Inc. PIB computes gross advertising revenues from basic one-time rates and the number of advertising pages carried. PIB figures therefore exceed actual gross advertising revenues, which reflect lower rates for multiple insertions. Net revenues as reported in the Company's Consolidated Statements of Income also exclude agency fees and cash discounts, which are included in the gross advertising revenues shown above. Page and revenue figures exclude affiliated advertising.

     Newsweek's advertising rates are based on its average weekly circulation rate base and are competitive with the other weekly news magazines. Effective with the January 4, 1993 issue, national advertising rates were increased by an average of 5.5%. Beginning with the issue dated January 3, 1994, national advertising rates were increased again by an average of 4.9%.

     Newsweek Business, which is published 39 times a year, is a demographic edition of Newsweek distributed to subscribers qualified by a professional or managerial job title and a minimum income level. Advertising rates for this edition, which has a circulation rate base of 750,000, were last increased in January 1993 with that increase averaging 5.5%.

     Newsweek's other demographic edition, Newsweek Woman, which was published ten times during 1993, has a circulation rate base of 700,000 selected female subscribers. At the beginning of 1993 advertising rates for this edition were increased by an average of 15.0%, with an additional average increase of 4.9% instituted early in 1994.

     Internationally, Newsweek is published in an Atlantic edition covering the British Isles, Europe, the Middle East and Africa, a Pacific edition covering Japan, Korea and Southeast Asia, and a Latin America edition, all of which are in the English language. Editorial copy solely of domestic interest is eliminated in the international editions and is replaced by other international, business or national coverage primarily of interest abroad. Since 1984 a 24-page section of Newsweek has been included in The Bulletin, an Australian weekly news magazine which also circulates in New Zealand. In 1986 a Japanese-language edition of Newsweek, Nihon Ban, began publication in Tokyo pursuant to an arrangement with a Japanese publishing company which translates editorial copy, sells advertising in Japan and prints and distributes the edition. In November 1991 a Korean-language edition of Newsweek, Hankuk Pan, began publication pursuant to a similar arrangement with a Korean publishing company.

     The average weekly circulation rate base, advertising pages and gross advertising revenues of Newsweek's international editions (including The Bulletin insertions but not including the Japanese- or Korean-language editions of Newsweek) for the past five years have been as follows:

                                         AVERAGE WEEKLY                    GROSS
                                          CIRCULATION     ADVERTISING   ADVERTISING
                                            RATE BASE        PAGES*      REVENUES*
                                            ---------        ------      ---------
      1989  ...........................      665,000         2,352     $60,187,000
      1990  ...........................      673,000         2,466      67,131,000
      1991  ...........................      705,000         2,296      68,405,000
      1992  ...........................      730,000         2,549      76,765,000
      1993  ...........................      745,000         2,128      68,053,000

     ------------

           * Advertising pages and gross advertising revenues are those reported by LNA International. LNA computes gross advertising revenues from basic one-time rates and the number of advertising pages carried. LNA figures therefore exceed actual gross advertising revenues, which reflect lower rates for multiple insertions. Net revenues as reported in the Company's Consolidated Statements of Income also exclude agency fees and cash discounts, which are included in the gross advertising revenues shown above. Page and revenue figures exclude affiliated advertising.

     For 1994 the average weekly circulation rate base for Newsweek's English language international editions (including The Bulletin insertions) will be 748,000. The average weekly circulation rate bases for the Japanese-language and Korean-language editions for 1994 will be 160,000 and 100,000, respectively.

     In April 1993 Newsweek introduced the first CD-ROM version of a major magazine -- Newsweek InterActive. Combining text, photos, audio and video, Newsweek InterActive, which is available by subscription as well as through retail outlets, is the first regularly published general interest multimedia magazine. Newsweek InterActive is also the first multimedia magazine to provide a platform which allows readers to interact with digitally stored advertising information.

                                OTHER ACTIVITIES

STANLEY H. KAPLAN EDUCATIONAL CENTERS

     A subsidiary of the Company owns the Stanley H. Kaplan Educational Centers, which are engaged in preparing students for a broad range of admissions tests and licensing examinations including SAT's, LSAT's, GMAT's and GRE's, nursing and medical boards, and the uniform certified public accountant examination. In 1993 the Kaplan Centers had more than 149,000 enrollments and provided courses through more than 150 permanent educational centers located throughout the United States and in Canada, Puerto Rico and London.

LEGI-SLATE

     Legi-Slate, Inc., another subsidiary of the Company, provides its customers with access to a computerized data base containing detailed information on the legislative and regulatory activities of the United States government. The Legi-Slate data base includes both abstracts and the full text of every bill and resolution introduced in Congress, the entire Congressional Record and every document published in the Federal Register, as well as the schedule of each Congressional committee and the voting record of each member of Congress. Legi-Slate also offers the Current USC(TM) and Daily CFR(TM) services, which provide online access to the current full text of the United States Code and the Code of Federal Regulations.

PRO AM SPORTS SYSTEM

      Pro Am Sports System, Inc. ("PASS") is a Detroit-based regional cable sports network that provides programming to approximately 788,000 cable television subscribers in Michigan and northwest Ohio. PASS programming includes games of the Detroit Tigers baseball team, the Detroit Pistons basketball team and the Detroit Red Wings hockey team.

INTERNATIONAL HERALD TRIBUNE

     The Company beneficially owns 50% of the outstanding common stock of the International Herald Tribune, S.A., a French company which publishes the International Herald Tribune in Paris, France. This English-language newspaper has an average daily paid circulation of almost 200,000 copies and is distributed in over 160 countries.

COWLES MEDIA COMPANY

     The Company owns approximately 28% of the outstanding common stock of Cowles Media Company, most of which was acquired in 1985. Cowles owns the Minneapolis-St. Paul Star Tribune and a number of smaller publications.

DIGITAL INK

     In late 1993 the Company organized a new subsidiary, Digital Ink Co., to develop news and information products for distribution by computers, fax and telephone.

PERSONAL COMMUNICATIONS SERVICES

     In 1994 the FCC is expected to begin awarding licenses to operate systems using new wireless telephone technologies (generally referred to as personal communications services or "PCS"). It is contemplated PCS systems will use transmitters which are smaller and closer together than those of conventional cellular systems and other techniques to reduce the size and cost of portable telephones.

     In September 1990 the Company formed a limited partnership with American Personal Communications, Inc. ("APC"), a private company owned by individuals with substantial prior experience in the cellular telephone industry, to develop experimental PCS systems in the Washington, D.C./Baltimore area. APC currently is the sole general partner (although the Company has the right, subject to prior FCC consent, eventually to convert its interest into that of a general partner); the Company holds a majority of the partnership interests and provides most of the partnership's financing. The partnership was awarded two FCC experimental licenses (subsequently consolidated into a single license) and began experimental PCS operations in the fall of 1991.

     On December 23, 1993, the FCC finalized the award of a "pioneer's preference" to the partnership, in recognition of its efforts to develop PCS. The preference is for 30 MHz of spectrum in the "Block A" set of frequencies (as described below) and covers the Washington/Baltimore Major Trading Area, which consists of the District of Columbia and 65 counties in Maryland, northern Virginia, West Virginia and southern Pennsylvania with an aggregate population of nearly 8 million people. The preference entitles the partnership to apply for a license subject only to meeting basic licensing qualifications. Accordingly, the partnership filed its application for a PCS authorization on January 18, 1994. Petitions for reconsideration and judicial appeals may be filed with respect to the partnership's preference grant and its scope, and petitions to deny may be filed with respect to its application.

     The partners may also bid on PCS licenses outside the Washington/Baltimore area. The Company and APC have agreed that if either party wishes to bid for licenses covering such areas the other party will have a right to participate.

     The Omnibus Budget Reconciliation Act of 1993 provided that PCS licenses would be awarded by auctions, subject to the FCC's power to except holders of a pioneer's preference. By mid-1994 the FCC is expected to adopt rules for conducting these auctions. For the PCS frequencies for which the partnership might be interested in applying, auctions are likely to begin late in 1994.

     The FCC also has issued rules for the licensing and operation of PCS services. Those rules are the subject of petitions for reconsideration on which the FCC is expected to act by the summer of 1994. The present rules allocate seven different frequency blocks for broadband, licensed PCS (narrowband PCS uses much narrower bandwidths in other frequencies to provide more specialized services; and unlicensed PCS, to be implemented on still other frequencies, also would not generally be competitive with broadband PCS):
Block A--1850-1865 and 1930-1945 MHz, Block B--1865-1880 and 1945-1960 MHz,
Block C--1880-1890 and 1960-1970 MHz, Block D--2130-2135 and 2180-2185 MHz,
Block E--2135-2140 and 2185-2190 MHz, Block F--2140-2145 and 2190-2195 MHz,
and Block G--2145-2150 and 2195-2200 MHz. The first two sets of frequencies would be licensed for each of 51 Major Trading Areas ("MTA's") as designated by Rand McNally and adopted by the FCC. The remaining five frequency blocks would be licensed for 492 Basic Trading Areas ("BTA's"), also as designated by Rand McNally and adopted by the FCC. Companies with substantial cellular holdings in these areas would be eligible to bid only for Blocks E, F and G, and could hold only one such license. Block C and D frequencies would be reserved for
designated entities   women, minorities, small businesses and rural telephone
companies.

     PCS will compete with established cellular providers which generally use analog technology but which can convert to digital technologies. Their eligibility for Block E, F or G spectrum, combined with their current access to 25 MHz of spectrum unencumbered by incumbent microwave users, would potentially provide them with advantages compared to PCS providers. Enhanced Specialized Mobile

Radio ("ESMR") is another service already licensed by the FCC that will provide competition to PCS. Even more than cellular, ESMR has consolidated geographically and in many markets ESMR operators are co-owned or affiliated with other systems which in aggregate will cover geographic areas that are substantially larger than MTA's. PCS will also compete with paging, conventional wireline telephone services and other new services that are in various stages of development.

     It is expected that PCS will be regulated, like cellular, at both the state and federal levels (although the FCC has precluded a substantial amount of state regulation). PCS operators will have to negotiate interconnection arrangements with local telephone companies pursuant to general guidelines set by the FCC. Roaming arrangements among PCS operators may also be subject to FCC oversight. PCS licensees also will be subject to certain build-out requirements (e.g., they must make service available to one- third of the population in five years, two-thirds in seven years, and 90% in nine years), and the term of their licensees will be ten years, subject to renewal.

                          PRODUCTION AND RAW MATERIALS

     The Washington Post is produced at the newspaper's principal place of business and plant in downtown Washington, D.C., and at its satellite printing plants in Fairfax County, Virginia, and Southeast Washington, D.C. All editions of The Herald are produced at its plant in Everett, Washington. The Gazette Newspapers are produced by three independent contract printers. Newsweek's domestic edition is produced in five independent printing plants; advertising inserts and photo-offset films for the domestic edition are also produced by independent contractors. The international editions of Newsweek are printed in England, Hong Kong, Singapore, Switzerland and Hollywood, Florida; insertions for The Bulletin are printed in Australia.

     In 1993 The Washington Post consumed about 250,000 tons* of newsprint purchased from a number of suppliers, including Bowater Incorporated, which supplied approximately 30% of The Post's 1993 newsprint requirements. About half of the newsprint The Post purchases from Bowater Incorporated is provided by Bowater Mersey Paper Company Limited, 49% of the common stock of which is owned by the Company (the majority interest being held by a subsidiary of Bowater Incorporated). Bowater Mersey owns and operates a newsprint mill near Halifax, Nova Scotia, and owns extensive woodlands that provide much of the mill's wood requirements. In 1993 Bowater Mersey produced about 260,000 tons of newsprint.

     The Company, through a subsidiary, has a 35% limited partnership interest in Bear Island Paper Company, which owns and operates a newsprint mill in Doswell, Virginia, about 85 miles south of Washington, D.C. The general partner, which has a 30% interest and manages the mill, is Brant-Allen Industries, Inc., a firm experienced in the construction and operation of similar mills; the other limited partner, also with a 35% interest, is a subsidiary of Dow Jones & Company, Inc. The Paper Company and Bear Island Timberlands Company, in which a subsidiary of the Company also has a 35% limited partnership interest, own an aggregate of approximately 150,000 acres of Virginia woodlands. These woodlands supply a portion of the wood requirements of the Paper Company's mill. That mill produced about 220,000 tons of newsprint in 1993, and during that year The Washington Post purchased about 20% of its newsprint requirements from Bear Island Paper Company. In March 1994 Bear Island




- ---------------
     * All references in this report to newsprint tonnage and prices refer to short tons (2,000 pounds) and not to metric tons (2,204.6 pounds) which are often used in newsprint price quotations.

Paper Company expects to complete construction of a recycling plant that is designed to provide at least 20% of the pulp used by the mill.

     The announced price of newsprint (excluding discounts which decreased before rising during the second half of the year) was approximately $620 per ton throughout 1993. The Post believes it has adequate newsprint available through contracts with its various suppliers. About 50% of The Post's current newsprint consumption consists of newsprint with some recycled content, and the use of recycled newsprint by The Post is expected to increase in the future. During 1990 the Company acquired 90% of the stock of Capitol Fiber Inc., which handles and sells to recycling industries old newspapers and other paper collected in Washington, D.C, Maryland and northern Virginia.

     In 1993 The Herald consumed approximately 5,900 tons of newsprint supplied by four different suppliers, the largest of which furnished about 35% of the newspaper's total requirements. Approximately 70% of the newsprint used by The Herald includes some recycled content.

     The domestic edition of Newsweek consumed 31,480 tons of paper in 1993, the bulk of which was purchased from eight major suppliers under long-term contracts at prevailing market prices. The current cost of body paper (the principal paper component of the magazine) is approximately $870 per ton.

     Over 90% of the aggregate domestic circulation of Newsweek is delivered by second class mail, and most subscriptions are solicited by either first or third class mail. Thus substantial increases in postal rates for these classes of mail may have a significant negative impact on Newsweek's operating income. On March 8, 1994, the U.S. Postal Service proposed a rate increase for all classes of mail averaging 10.3%. This proposal, which would take effect in January 1995 at the earliest, is subject to review by the Postal Rate Commission and then to approval by the Board of Governors of the U.S. Postal Service. If approved, this proposal would increase Newsweek's annual postage costs by approximately $4 million. On the other hand, since advertising distributed by third class mail competes to some degree with newspaper advertising, the Company believes the increases in third class rates included in this proposal could have a positive impact on the advertising revenues of The Washington Post, The Herald and The Gazette Newspapers, although the Company is unable to quantify the amount of such impact.

                                  COMPETITION

     The Washington Times, a newspaper published since 1982 in Washington, D.C., began publishing Saturday and Sunday editions in competition with The Washington Post in September 1991. The Washington Times previously published only on weekdays. The Post also encounters competition in varying degrees from newspapers published in suburban and outlying areas, other nationally circulated newspapers and from television, radio, magazines and other advertising media, including direct mail advertising.

     The Herald circulates principally in Snohomish County, Washington; its chief competitors are the Seattle Times and the Seattle Post-Intelligencer, which are daily and Sunday newspapers published in Seattle and whose Snohomish County circulation is principally in the southwest portion of the county. Since 1983 the two Seattle newspapers have consolidated their business and production operations and combined their Sunday editions pursuant to a joint operating agreement, although they continue to publish separate daily newspapers. Although The Herald's principal circulation is in Snohomish County, it is also distributed in two other nearby counties (including King County where Seattle is located) in which its circulation is less than that of the Seattle newspapers. Numerous weekly and semi-weekly newspapers and shoppers are distributed in The Herald's principal circulation area.

     The circulation of The Gazette Newspapers is limited to Montgomery County and parts of Frederick and Carroll Counties, Maryland (areas where The Washington Post also circulates). The Gazette Newspapers compete in varying degrees with many advertising vehicles available in their service areas, including The Potomac and Bethesda/Chevy Chase Almanacs, The Free Press and The Western Montgomery Bulletin, weekly controlled-circulation community newspapers, The Montgomery County Sentinel, a weekly paid-circulation community newspaper, and The Montgomery County Journal, a daily paid-circulation community newspaper (which also publishes two controlled- circulation weekly editions).

     The Company's television stations compete for audiences and advertising revenues with television and radio stations and cable television systems serving the same or nearby areas and to a lesser degree with other media such as newspapers and magazines. Both independent stations and stations affiliated with the Fox Broadcasting Network are becoming increasingly competitive, and cable television systems are expanding their operations in the Company's broadcast markets where they compete for television viewing in varying degrees by importing out-of-market television signals and by distributing pay-cable, advertiser-supported and other programming that is originated for cable systems. Some cable television programming services also compete with television stations for exhibition rights to various syndicated programs and sports events. In addition, telephone companies have shown increasing interest in providing cable television and other video services, such as the video-dial-tone service recently authorized by the FCC, and Congress is considering legislation to eliminate or scale back the prohibition on in-region telephone company provision of cable television services. With or without this or other legislative changes, the Company's television stations may also become subject to increased competition from low power television stations, wireless cable services, direct home reception of satellite program services, satellite master antenna systems (which can carry pay-cable and similar program material), and prerecorded video programming. Further, high definition and other improved television technologies are being developed which in the future may enhance the ability of some of these other video providers to compete for viewers with the local television broadcasting stations owned by the Company.

     Cable television systems operate in a highly competitive environment. In addition to competing with the direct reception of television broadcast signals by the viewer's own antenna, such systems (like existing television stations) are subject to competition from other forms of television program delivery such as low power television stations, direct home reception of satellite program services, wireless cable services, satellite master antenna systems and prerecorded video programming. Various legislative and regulatory proposals may also increase the competition faced by existing cable television systems by, among other things, authorizing the provision of competing services by local telephone companies.

     According to figures compiled by Publishers' Information Bureau, Inc., of the 181 magazines reported on by the Bureau, Newsweek ranked fifth in total advertising revenues in 1993, when it received approximately 3.4% of all advertising revenues of the magazines included in the report. The magazine industry is highly competitive both within itself and with other advertising media which compete for audience and advertising revenue.

     The Company's publications and television broadcasting and cable operations also compete for readers' and viewers' time with various other leisure-time activities.

     The future of the Company's various business activities depends on a number of factors, including the general strength of the economy, population growth, technological innovations and new entertain-ment, news and information dissemination systems, overall advertising revenues, the relative efficiency of publishing and broadcasting compared to other forms of advertising and, particularly in the case of television broadcasting and cable operations, the extent and nature of government regulations.

                               EXECUTIVE OFFICERS

     The executive officers of the Company, each of whom is elected for a one-year term at the meeting of the Board of Directors immediately following the Annual Meeting of Stockholders held in May of each year, are as follows:

     Donald E. Graham, age 48, has been Chairman of the Board of the Company since September 1993 and Chief Executive Officer of the Company since May 1991. Mr. Graham served as President of the Company from May 1991 until September 1993 and prior to that had been a Vice President of the Company for more than five years. Mr. Graham also is Publisher of The Washington Post, having occupied that position since 1979.

     Alan G. Spoon, age 42, is President and Chief Operating Officer of the Company. Mr. Spoon served as Executive Vice President and Chief Operating Officer of the Company from May 1991 until September 1993 and had previously been a Vice President of the Company since July 1987. Mr. Spoon also served as the Company's Vice President-Finance from July 1987 until November 1989, and as President of Newsweek, Inc. from September 1989 until May 1991.

     Katharine Graham, age 76, is Chairman of the Executive Committee of the Company's Board of Directors. Mrs. Graham previously served as Chairman of the Board of the Company from 1973 until September 1993 and as the Company's Chief Executive Officer from 1973 until May 1991.

     Martin Cohen, age 62, is a Vice President of the Company; from 1975 to July 1987 he served as Vice President-Finance and Treasurer of the Company.

     Diana M. Daniels, age 44, has been Vice President and General Counsel of the Company since November 1988 and Secretary of the Company since September 1991. Ms. Daniels served as General Counsel of the Company from January 1988 to November 1988 and prior to that had been Vice President and General Counsel of Newsweek, Inc. since 1979.

     Beverly R. Keil, age 47, has been Vice President-Human Resources of the Company since 1986; from 1982 through 1985 she was the Company's Director of Human Resources.

     John B. Morse, Jr., age 47, has been Vice President-Finance of the Company since November 1989. He joined the Company as Vice President and Controller in July 1989, and prior to that had been a partner of Price Waterhouse for more than five years.

     G. William Ryan, age 53, is a Vice President of the Company and since March 1988 has been President of Post-Newsweek Stations, Inc.

     Richard M. Smith, age 48, is a Vice President of the Company; he has served as Editor-in-Chief of Newsweek since 1984 and in May 1991 also became President of Newsweek, Inc.

     Howard E. Wall, age 64, has been a Vice President of the Company since 1982; he served as President of the Company's Cable Television Division from 1986 until January 1993 when he became Chairman of that Division.

                                   EMPLOYEES

     The Company and its subsidiaries employ approximately 6,600 persons on a full-time basis.

     The Washington Post has approximately 2,950 full-time employees. About 2,050 of The Post's full-time employees and about 450 part-time employees are represented by one or another of nine unions. Collective bargaining agreements are currently in effect with locals of the following unions covering the full-time and part-time employees and expiring on the dates indicated: 1,332 employees in the editorial, newsroom and commercial departments represented by the Washington-Baltimore Newspaper Guild (July 9, 1995); 33 electricians represented by the International Brotherhood of Electrical Workers (August 14,
1994); 141 paperhandlers and general workers represented by the Printing Specialty and Paper Products Union (March 31, 1995); 47 machinists represented by the International Association of Machinists (January 13, 1996); 57 photoengravers-platemakers represented by the Graphic Arts International Union (February 19, 1996); 153 building service employees represented by the Service Employees International Union (April 30, 1996); 38 engineers, carpenters and painters represented by the International Union of Operating Engineers (March 1, 1997); 390 mailers and 195 mailroom helpers represented by the Washington Mailers' Union (June 15, 1997); and 187 typographers represented by the Columbia Typographical Union (October 2, 2000).

     Of the approximately 210 full-time and 95 part-time employees at The Herald, about 57 full-time and 13 part-time employees are represented by one or another of three unions. The newspaper's collective bargaining agreement with the Graphic Communications International Union, which represents press operators, will expire on January 15, 1995; its agreement with the International Brotherhood of Teamsters, which represents part-time bundle haulers, will expire on May 31, 1998; and its agreement with the Communications Workers of America, which represents printers and mailers, will expire on October 31, 1998.

     The Gazette Newspapers have approximately 135 full-time and 55 part-time employees, none of whom is represented by a union.

     Newsweek has approximately 965 full-time employees (including 216 full-time editorial staff members in New York, most of whom are represented by the New York Newspaper Guild under a collective bargaining agreement which expires in December 1995). Newsweek has never experienced a strike, although there have been occasional work stoppages by employees of some of its former independent printers which did not materially interfere with the publication of Newsweek.

     The Company's broadcasting operations have approximately 635 full-time employees, of whom about 240 are union-represented. Of the 11 collective bargaining agreements covering union-represented employees, four have expired and are being renegotiated. Three other collective bargaining agreements will expire in 1994.

     The Company's Cable Television Division has approximately 800 full-time employees, none of whom are represented by a union.

     During the first quarter of 1993 Stanley H. Kaplan Educational Center Ltd. implemented a restructuring plan pursuant to which it replaced independent center administrators and certain of their employees with Kaplan employees. As a result of this action the number of full-time employees at Kaplan has increased from approximately 225 persons to approximately 750 persons (which number does not include substantial numbers of part-time employees who serve in instructional and clerical capacities). Robinson Terminal Warehouse Corporation (the Company's newsprint warehousing and distribution subsidiary) and Legi-Slate each has fewer than 125 employees.
None of these units' employees is represented by a union.

ITEM 2.  PROPERTIES.

     The Company owns the publishing plant and principal offices of The Washington Post in downtown Washington, D.C., including both a seven-story building in use since 1950 and a connected nine-story office building on contiguous property completed in 1972 in which are located the Company's principal executive offices. In 1980 the Company completed construction of a satellite printing plant on 13 acres of land owned by the Company in Fairfax County, Virginia, and in September 1981 purchased the printing plant of the defunct Washington Star located in Southeast Washington, D.C. The Company owns a 34-acre tract of undeveloped land in Prince George's County, Maryland, and a 39-acre tract of undeveloped land near Dulles Airport in Fairfax County, Virginia, both of which are suitable for the construction of facilities for the printing and distribution of copies of The Post to suburban locations. The Company also owns 10 acres of undeveloped land in Montgomery County, Maryland.

     Additionally, the Company owns land on the corner of 15th and L Streets, N.W., in Washington, D.C., adjacent to The Washington Post plant and office building. The Company has leased this property under a long-term ground lease to The Prudential Insurance Company of America, which in 1982 completed construction of a new multi-story office building on the site. The Company
rents a number of floors in this building.   The Company also owns and occupies
a small office building on L Street which is next to The Post's downtown plant.

     The Herald owns its plant and office building in Everett, Washington; it also owns two warehouses adjacent to its plant and a small office building in Lynnwood, Washington, from which it manages its south Snohomish County operations. During 1993 The Herald completed installation of a new offset press.

     The Gazette Newspapers, Inc. owns the one-story brick building in Gaithersburg, Maryland, that serves as headquarters for The Gazette Newspapers. Satellite editorial and sales offices are located in leased premises.

     The principal offices of Newsweek are currently located in the Newsweek Building at 444 Madison Avenue in New York City, where Newsweek rents space on 18 floors. Newsweek will relocate its New York City offices to 251 West 57th Street during the first quarter of 1994. The lease on the space in the new location will expire in 2009, but is renewable for a 15-year period at Newsweek's option at rentals to be negotiated or arbitrated. Newsweek's accounting, production and distribution depart- ments, and its subscription service and computer operations, are located in a facility Newsweek built in 1987 on a 16-acre tract in Mountain Lakes, New Jersey.

     The headquarters offices of the Company's broadcasting operations are located in the same facilities in downtown Washington that house the Company's principal executive offices. Each of the Company's television stations operates in facilities owned by the Company.

     The headquarters offices of the Cable Television Division are located in leased premises in Phoenix, Arizona. The majority of the offices and head-end facilities of the Division's individual cable systems are located in buildings owned by the Company. Substantially all the tower sites used by the Division are leased.

     Robinson Terminal Warehouse Corporation owns two wharves and several warehouses in Alexandria, Virginia. These facilities are adjacent to the business district and occupy approximately seven acres of land. Robinson also owns two partially developed tracts of land in Fairfax County, Virginia, aggregating about 22 acres. These tracts are near The Washington Post's satellite printing plant and include several warehouses. In 1992 Robinson purchased approximately 23 acres of undeveloped land on the Potomac River in Charles County, Maryland, for the possible construction of additional warehouse capacity.

     Stanley H. Kaplan Educational Center Ltd. owns a six-story building located at 131 West 56th Street in New York City, which serves as the Manhattan Educational Center, and a one-story building in Brooklyn, New York, which houses Kaplan's printing and production facilities. Kaplan's headquarters offices are located at 810 Seventh Avenue in New York City, where Kaplan rents space on two floors under leases which expire between 1994 and 1998. All Kaplan educational centers outside of Manhattan occupy leased premises.

     Legi-Slate's offices are located in leased premises in Washington, D.C.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company and its subsidiaries are parties to various civil lawsuits that have arisen in the ordinary course of their businesses, including actions for libel and invasion of privacy. Management does not believe that any litigation pending against the Company will have a material adverse effect on its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Company's Class B Common Stock is traded on the New York Stock Exchange under the symbol "WPO." The Company's Class A Common Stock is not publicly traded.

     The high and low sales prices of the Company's Class B Common Stock during the last two years were:

                                        1993                            1992
                                        ----                            ----
  Quarter                           High     Low                  High         Low
  -------                           ----   -----                  ----         ---
  January - March . . . . . . .   $ 242   $ 228                 $ 242       $ 193
  April - June  . . . . . . . .     244     227                   246         214
  July - September  . . . . . .     230     212                   244         214
  October - December. . . . . .     257     219                   241         215

     During 1993 the Company repurchased 99,800 shares of Class B
Common Stock in unsolicited transactions at prices no higher than the last sale price on the New York Stock Exchange. Of the total shares repurchased in 1993, 36,800 shares were included in trading volume reported on that year's consolidated tape and accounted for less than one percent of such volume.

     At February 17, 1994, there were 23 holders of record of the Company's Class A Common Stock and 1,549 holders of record of the Company's Class B Common Stock

     Both classes of the Company's Common Stock participate equally as to dividends. Quarterly dividends were paid at the rate of $1.05 during 1993 and 1992.

ITEM 6.  SELECTED FINANCIAL DATA.

     See the information for the years 1989 through 1993 contained in the table titled "Ten-Year Summary of Selected Historic Financial Data" which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 23 hereof (with only the information for such years to be deemed filed as part of this Annual Report on Form 10-K).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     See the information contained under the heading "Management's
Discussion and Analysis of Results of Operations and Financial Condition" which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 23 hereof.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See the Company's Consolidated Financial Statements at
January 2, 1994, and for the periods then ended, together with the report of Price Waterhouse thereon and the information contained in Note N to said Consolidated Financial Statements titled "Summary of Quarterly Operating Results (Unaudited)," which are included in this Annual Report on Form 10-K and listed in the index to financial information on page 23 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information contained under the heading "Executive
Officers" in Item 1 hereof, the information contained under the headings "Nominees for Election by Class A Stockholders" and "Nominees for Election by Class B Stockholders," and the information contained in the last two paragraphs under the heading "Stock Holdings of Certain Beneficial Owners and Management" in the definitive Proxy Statement for the Company's 1994 Annual Meeting of Stockholders is incorporated herein by reference thereto.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information contained in the first paragraph after the list of nominees under the heading "Nominees for Election by Class B Stockholders" and under the headings "Executive Compensation," "Retirement Plans" and "Compensation Committee Report on Executive Compensation" in the definitive Proxy Statement for the Company's 1994 Annual Meeting of Stockholders is incorporated herein by reference thereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained under the heading "Stock Holdings of Certain Beneficial Owners and Management" in the definitive Proxy Statement for the Company's 1994 Annual Meeting of Stockholders is incorporated herein by reference thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under the heading "Certain Transactions" in the definitive Proxy Statement for the Company's 1994 Annual Meeting of Stockholders is incorporated herein by reference thereto.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

         (i) Financial Statements and Financial Statement Schedules

               As listed in the index to financial information on page 23 hereof.

         (ii) Exhibits

               As listed in the index to exhibits on page 52 hereof.

   (B) REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON MARCH 28, 1994.


                                     THE WASHINGTON POST COMPANY
                                            (Registrant)

                                                John B. Morse, Jr.
                                         By---------------------------------
                                                John B. Morse, Jr.
                                              Vice President-Finance

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 28, 1994:

        Donald E. Graham                  Chairman of the Board and Chief
                                           Executive Officer (Principal
                                         Executive Officer) and Director

        Alan G. Spoon                   President, Chief Operating Officer
                                                    and Director

        Katharine Graham                    Chairman of the Executive
                                       Committee of the Board and Director

        John B. Morse, Jr.               Vice President-Finance (Principal
                                        Financial and Accounting Officer)

        Benjamin C. Bradlee                          Director

        James E. Burke                               Director

        Martin Cohen                                 Director

        George J. Gillespie, III                     Director

        Ralph E. Gomory                              Director

        Nicholas deB. Katzenbach                     Director

        Donald R. Keough                             Director

        Anthony J. F. O'Reilly                       Director

        Barbara Scott Preiskel                       Director

        William J. Ruane                             Director

        Richard D. Simmons                           Director

        George W. Wilson                             Director


                                                  John B. Morse, Jr.
                                        By---------------------------------
                                                  John B. Morse, Jr.
                                                   Attorney-in-Fact

     An original power of attorney authorizing Donald E. Graham, Alan G. Spoon, Katharine Graham and John B. Morse, Jr., and each of them, to sign all reports required to be filed by the Registrant pursuant to the Securities Exchange Act of 1934 on behalf of the above-named directors and officers has been filed with the Securities and Exchange Commission.

                                                    INDEX TO FINANCIAL INFORMATION

                                                        ---------------------

                                                     THE WASHINGTON POST COMPANY


                                                                                                                             PAGE
                                                                                                                             ----

Financial Statements and Schedules:
         Report of Independent Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24
         Consolidated Statements of Income for the Three Fiscal Years
            Ended January 2, 1994     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25
         Consolidated Balance Sheets at January 2, 1994 and January 3, 1993   . . . . . . . . . . . . . . . . . . . . . .     26
         Consolidated Statements of Cash Flows for the Three Fiscal Years
            Ended January 2, 1994     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     28
         Consolidated Statements of Changes in Shareholders' Equity for the Three Fiscal
            Years Ended January 2, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     29
         Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     30
         Financial Statement Schedules for the Three Fiscal Years Ended January 2, 1994   . . . . . . . . . . . . . . . .     40
                     V   --  Property, Plant and Equipment
                    VI   --  Accumulated Depreciation and Amortization of Property, Plant and
                                 Equipment
                  VIII   --  Valuation Accounts and Reserves
                     X   --  Supplementary Income Statement Information
Management's Discussion and Analysis of Results of Operations and Financial
         Condition (Unaudited)        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     45
Ten-Year Summary of Selected Historical Financial Data (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . .     50

                             ---------------------

         All other schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements or the notes thereto referred to above.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Shareholders of
The Washington Post Company

In our opinion, the consolidated financial statements, including the financial statement schedules, referred to under Item 14(a)(i) on page 20 and listed in the index on page 23 present fairly, in all material respects, the financial position of The Washington Post Company and its subsidiaries at January 2, 1994 and January 3, 1993, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note E to the financial statements, the Company adopted, effective at the beginning of 1993, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


PRICE WATERHOUSE


Washington, D.C.
February 1, 1994

                          THE WASHINGTON POST COMPANY
                          ---------------------------

                                                       CONSOLIDATED STATEMENTS
                                                              OF INCOME
                                                       =======================

- --------------------------------------------------------------------------------------------------------------------
                                                                               Fiscal year ended
                                                           ---------------------------------------------------------
                                                            January 2,              January 3,           December 29,
(in thousands, except share amounts)                           1994                    1993                  1991
- --------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
  Advertising . . . . . . . . . . . . . . . . . . . .      $   913,529             $  895,645             $  852,438
  Circulation and subscriber  . . . . . . . . . . . .          444,385                436,193                412,937
  Other . . . . . . . . . . . . . . . . . . . . . . .          140,277                119,029                114,886
                                                           -----------             ----------             ----------
                                                             1,498,191              1,450,867              1,380,261
                                                           -----------             ----------             ----------
OPERATING COSTS AND EXPENSES
  Operating . . . . . . . . . . . . . . . . . . . . .          790,256                787,256                775,936
  Selling, general and administrative . . . . . . . .          393,196                356,799                337,492
  Depreciation and amortization of property, plant
    and equipment . . . . . . . . . . . . . . . . . .           59,543                 59,222                 58,695
  Amortization of goodwill and other intangibles  . .           16,216                 15,478                 15,272
                                                           -----------             ----------             ----------
                                                             1,259,211              1,218,755              1,187,395
                                                           -----------             ----------             ----------
INCOME FROM OPERATIONS  . . . . . . . . . . . . . . .          238,980                232,112                192,866
  Equity in losses of affiliates  . . . . . . . . . .           (1,994)               (11,730)                (1,856)
  Interest income . . . . . . . . . . . . . . . . . .           11,085                 11,854                 17,382
  Interest expense  . . . . . . . . . . . . . . . . .           (4,983)                (6,385)               (17,759)
  Other income (expense), net . . . . . . . . . . . .           20,379                 (1,655)                  (412)
                                                           -----------             ----------             ----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGES IN ACCOUNTING PRINCIPLE . . . . .          263,467                224,196                190,221

PROVISION FOR INCOME TAXES  . . . . . . . . . . . . .          109,650                 96,400                 71,500
                                                           -----------             ----------             ----------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES
  IN ACCOUNTING PRINCIPLE . . . . . . . . . . . . . .          153,817                127,796                118,721

CUMULATIVE EFFECT OF CHANGE IN METHOD
  OF ACCOUNTING FOR:
   INCOME TAXES . . . . . . . . . . . . . . . . . . .           11,600                     --                     --
   OTHER POSTRETIREMENT BENEFITS
    (NET OF TAXES OF $30,311) . . . . . . . . . . . .               --                     --                (47,897)
                                                           -----------             ----------             ----------
NET INCOME  . . . . . . . . . . . . . . . . . . . . .      $   165,417             $  127,796             $   70,824
                                                           ===========             ==========             ==========
EARNINGS PER SHARE:
  BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLE . . . . . . . . . . . . . . .      $     13.10             $    10.80             $    10.00
  CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLE . . . . . . . . . . . . . . .              .98                     --                  (4.04)
                                                           -----------             ----------             ----------
  NET INCOME  . . . . . . . . . . . . . . . . . . . .      $     14.08             $    10.80             $     5.96
                                                           ===========             ==========             ==========


The information on pages 30 through 39 is an integral part of the financial statements.

                          THE WASHINGTON POST COMPANY
                          ---------------------------

                                                             CONSOLIDATED
                                                            BALANCE SHEETS
                                                            ==============

- --------------------------------------------------------------------------------------------------------------------
                                                                                 January 2,                January 3,
(in thousands, except share amounts)                                                1994                      1993
- --------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .       $   171,512               $   86,840
  Marketable securities . . . . . . . . . . . . . . . . . . . . . . . . .           258,412                  241,429
  Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . .           140,518                  128,368
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            16,419                   20,258
  Program rights  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            15,460                   17,842
  Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . .            23,253                   30,238
                                                                                -----------               ----------
                                                                                    625,574                  524,975

INVESTMENTS IN AFFILIATES . . . . . . . . . . . . . . . . . . . . . . . .           155,251                  162,410

PROPERTY, PLANT AND EQUIPMENT
  Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           166,433                  161,048
  Machinery, equipment and fixtures . . . . . . . . . . . . . . . . . . .           579,423                  571,312
  Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . . . .            29,287                   29,644
                                                                                -----------               ----------
                                                                                    775,143                  762,004
  Less accumulated depreciation and amortization  . . . . . . . . . . . .          (469,359)                (422,236)
                                                                                -----------               ----------
                                                                                    305,784                  339,768
  Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            28,799                   28,176
  Construction in progress  . . . . . . . . . . . . . . . . . . . . . . .            29,135                   22,860
                                                                                -----------               ----------
                                                                                    363,718                  390,804

GOODWILL AND OTHER INTANGIBLES, LESS ACCUMULATED AMORTIZATION OF
  $129,768 and $113,552 . . . . . . . . . . . . . . . . . . . . . . . . .           309,157                  325,420
DEFERRED CHARGES AND OTHER ASSETS . . . . . . . . . . . . . . . . . . . .           168,804                  164,512
                                                                                -----------               ----------
                                                                                $ 1,622,504               $1,568,121
                                                                                ===========               ==========


The information on pages 30 through 39 is an integral part of the financial statements.

                          THE WASHINGTON POST COMPANY
                          ---------------------------

- --------------------------------------------------------------------------------------------------------------------
                                                                                 January 2,                January 3,
(in thousands, except share amounts)                                                1994                      1993
- --------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities  . . . . . . . . . . . . . . .       $   163,553               $  188,525
  Federal and state income taxes  . . . . . . . . . . . . . . . . . . . .            15,726                   12,867
  Deferred subscription revenue . . . . . . . . . . . . . . . . . . . . .            79,254                   80,956
                                                                                -----------               ----------
                                                                                    258,533                  282,348

OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .           191,088                  194,114

LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            51,768                   51,842

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . .            33,696                   46,812
                                                                                -----------               ----------
                                                                                    535,085                  575,116
                                                                                -----------               ----------
SHAREHOLDERS' EQUITY
  Preferred stock, $1 par value, 1,000,000 shares authorized  . . . . . .                --                       --
  Common stock
   Class A common stock, $1 par value, 7,000,000 shares authorized;
    1,843,250 shares issued and outstanding . . . . . . . . . . . . . . .             1,843                    1,843
   Class B common stock, $1 par value, 40,000,000 shares authorized;
    18,156,750 shares issued; 9,870,115 and 9,954,885 shares outstanding             18,157                   18,157
  Capital in excess of par value  . . . . . . . . . . . . . . . . . . . .            21,354                   18,747
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,570,546                1,454,505
  Cumulative foreign currency translation adjustment  . . . . . . . . . .             2,908                    4,939
  Cost of 8,286,635 and 8,201,865 shares of Class B
   common stock held in Treasury  . . . . . . . . . . . . . . . . . . . .          (527,389)                (505,186)
                                                                                -----------               ----------
                                                                                  1,087,419                  993,005
                                                                                -----------               ----------
                                                                                $ 1,622,504               $1,568,121
                                                                                ===========               ==========

The information on pages 30 through 39 is an integral part of the financial statements.

                          THE WASHINGTON POST COMPANY
                          ---------------------------

                                                       CONSOLIDATED STATEMENTS
                                                            OF CASH FLOWS
                                                       =======================

- --------------------------------------------------------------------------------------------------------------------
                                                                                       Fiscal year ended
                                                                            ----------------------------------------
                                                                            January 2,     January 3,    December 29,
(in thousands)                                                                 1994           1993           1991
- --------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 165,417      $ 127,796      $  70,824
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Cumulative effect of change in accounting principle  . . . . . . .       (11,600)            --         78,208
     Depreciation and amortization of property, plant and equipment . .        59,543         59,222         58,695
     Amortization of goodwill and other intangibles . . . . . . . . . .        16,216         15,478         15,272
     Amortization of program rights . . . . . . . . . . . . . . . . . .        18,927         20,308         28,939
     Provision for doubtful accounts and returns  . . . . . . . . . . .        56,631         57,629         52,920
     Gain from sale of business . . . . . . . . . . . . . . . . . . . .       (13,371)            --             --
     (Decrease) increase in accrued interest and income taxes payable .        (5,141)       (14,162)           391
     Provision for deferred income taxes  . . . . . . . . . . . . . . .        (1,669)        (1,577)       (34,336)
     Change in assets and liabilities:
      (Increase) in accounts receivable . . . . . . . . . . . . . . . .       (68,901)       (47,393)       (59,685)
      Decrease (increase) in inventories  . . . . . . . . . . . . . . .         3,839           (695)         5,639
      (Decrease) increase in accounts payable and accrued liabilities .       (17,054)        16,102           (978)
      (Increase) in other assets and other liabilities, net . . . . . .        (9,628)       (14,347)        (2,388)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,440         23,886         16,400
                                                                            ---------      ---------      ---------
       Net cash provided by operating activities  . . . . . . . . . . .       202,649        242,247        229,901
                                                                            ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of business  . . . . . . . . . . . . . . . . .        64,947             --             --
  Purchases of property, plant and equipment  . . . . . . . . . . . . .       (79,139)       (58,889)       (55,657)
  Purchases of marketable securities  . . . . . . . . . . . . . . . . .      (520,114)      (533,082)      (249,057)
  Proceeds from sales of marketable securities  . . . . . . . . . . . .       509,937        465,891        180,203
  Investments in certain businesses . . . . . . . . . . . . . . . . . .        (1,591)       (32,353)       (19,301)
  Payments for program rights . . . . . . . . . . . . . . . . . . . . .       (20,232)       (22,013)       (19,917)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           663            978            969
                                                                            ---------      ---------      ---------
       Net cash (used) by investing activities  . . . . . . . . . . . .       (45,529)      (179,468)      (162,760)
                                                                            ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt  . . . . . . . . . . . . . . . . . . . . .            --        (25,000)       (75,000)
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (49,376)       (49,699)       (49,872)
  Common shares repurchased . . . . . . . . . . . . . . . . . . . . . .       (23,133)        (7,484)        (7,430)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            61            122            150
                                                                            ---------      ---------      ---------
       Net cash (used) by financing activities  . . . . . . . . . . . .       (72,448)       (82,061)      (132,152)
                                                                            ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . .        84,672        (19,282)       (65,011)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . . . . . . . . . . . .        86,840        106,122        171,133
                                                                            ---------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . . . . . . . .     $ 171,512      $  86,840      $ 106,122
                                                                            =========      =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 110,300      $ 110,700      $  72,300
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   5,600      $   7,200      $  19,500

NONCASH INVESTING ACTIVITIES:
  Program rights acquired . . . . . . . . . . . . . . . . . . . . . . .     $   5,800      $  25,200      $  19,800

The information on pages 30 through 39 is an integral part of the financial statements.

                          THE WASHINGTON POST COMPANY
                          ---------------------------

                                                       CONSOLIDATED STATEMENTS
                                                 OF CHANGES IN SHAREHOLDERS' EQUITY
                                                 ==================================

- -----------------------------------------------------------------------------------------------------------------------------
                                                                                                      Cumulative
                                                                                                        Foreign
                                                 Class A     Class B     Capital in                    Currency
                                                 Common      Common       Excess of      Retained     Translation    Treasury
(in thousands, except share amounts)              Stock       Stock       Par Value      Earnings     Adjustment      Stock
- -----------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 30, 1990 . . . . . . . . .     $1,852      $ 18,148      $ 16,641     $ 1,355,456      $ 4,170     $(491,155)
  Net income for the year . . . . . . . . .                                                 70,824
  Dividends -- $4.20 per share  . . . . . .                                                (49,872)
  Repurchase of 42,900 shares of
   Class B common stock . . . . . . . . . .                                                                            (7,430)
  Issuance of 13,611 shares of Class B
   common stock, net of restricted stock
   award forfeitures  . . . . . . . . . . .                                  1,833                                        867
  Conversion of 9,128 shares of
   Class A common stock to Class B
   common stock . . . . . . . . . . . . . .         (9)            9
  Change in foreign currency translation
   adjustment . . . . . . . . . . . . . . .                                                               2,700
  Other . . . . . . . . . . . . . . . . . .                                    251
                                                ------      --------      --------     -----------      -------     ---------
BALANCE DECEMBER 29, 1991 . . . . . . . . .      1,843        18,157        18,725       1,376,408        6,870      (497,718)
  Net income for the year . . . . . . . . .                                                127,796
  Dividends -- $4.20 per share  . . . . . .                                                (49,699)
  Repurchase of 33,949 shares of
   Class B common stock . . . . . . . . . .                                                                            (7,484)
  Issuance of 304 shares of Class B
   common stock, net of restricted stock
   award forfeitures  . . . . . . . . . . .                                    (52)                                        16
  Change in foreign currency translation
   adjustment . . . . . . . . . . . . . . .                                                              (1,931)
  Other . . . . . . . . . . . . . . . . . .                                     74
                                                ------      --------      --------     -----------      -------     ---------
BALANCE JANUARY 3, 1993 . . . . . . . . . .      1,843        18,157        18,747       1,454,505        4,939      (505,186)
  Net income for the year . . . . . . . . .                                                165,417
  Dividends -- $4.20 per share  . . . . . .                                                (49,376)
  Repurchase of 99,800 shares of
   Class B common stock . . . . . . . . . .                                                                           (23,133)
  Issuance of 15,030 shares of Class B
   common stock, net of restricted stock
   award forfeitures  . . . . . . . . . . .                                  2,480                                        930
  Change in foreign currency translation
   adjustment . . . . . . . . . . . . . . .                                                              (2,031)
  Other . . . . . . . . . . . . . . . . . .                                    127
                                                ------      --------      --------     -----------      -------     ---------
BALANCE JANUARY 2, 1994 . . . . . . . . . .     $1,843      $ 18,157      $ 21,354     $ 1,570,546      $ 2,908     $(527,389)
                                                ======      ========      ========     ===========      =======     =========

The information on pages 30 through 39 is an integral part of the financial statements.

                          THE WASHINGTON POST COMPANY
                          ---------------------------

                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                             =====================


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Washington Post Company ("the company") operates principally in four areas of the media business: newspaper publishing, television broadcasting, magazine publishing and cable television. Segment data is set forth in Note M.

FISCAL YEAR. The company reports on a 52-53 week fiscal year ending on the Sunday nearest December 31. The fiscal year 1993, which ended on January 2, 1994, included 52 weeks, while 1992 included 53 weeks and 1991 included 52 weeks. With the exception of the newspaper publishing operations, subsidiaries of the company report on a calendar-year basis.

PRINCIPLES OF CONSOLIDATION. The accompanying financial statements include the accounts of the company and its subsidiaries; significant intercompany transactions have been eliminated.

CASH EQUIVALENTS. Short-term investments with maturities of 90 days or less are considered cash equivalents. The carrying amount approximates fair value.

MARKETABLE SECURITIES. Marketable securities consist of debt instruments that mature over 90 days from the purchase date and are stated at cost plus accrued interest, which approximates fair value.

INVENTORIES. Inventories are valued at the lower of cost or market. Cost of newsprint is determined by the first-in, first-out method, and cost of magazine paper is determined by the specific-cost method.

INVESTMENTS IN AFFILIATES. The company uses the equity method of accounting for its investments in and earnings and losses of affiliates.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is recorded at cost and includes interest capitalized in connection with major long-term construction projects. Replacements and major improvements are capitalized; maintenance and repairs are charged to operations as incurred.
    Depreciation is calculated using the straight-line method over the estimated useful lives of the property, plant and equipment: 3 to 12 years for machinery and equipment, 20 to 50 years for buildings and 5 to 20 years for land improvements. The costs of leasehold improvements are amortized over the lesser of the useful lives or the terms of the respective leases.

GOODWILL AND OTHER INTANGIBLES. Goodwill and other intangibles represent the unamortized excess of the cost of acquiring subsidiary companies over the fair values of such companies' net tangible assets at the dates of acquisition. Goodwill and other intangibles acquired prior to October 30, 1970, the effective date of Accounting Principles Board Opinion No. 17, are not being amortized because in the opinion of the company there has been no diminution of the value of such assets. Goodwill and other intangibles acquired subsequently are being amortized by use of the straight-line method over various periods up to 40 years.

DEFERRED PROGRAM RIGHTS. The broadcast subsidiaries are parties to agreements that entitle them to show motion pictures and syndicated programs on television. The unamortized cost of these rights and the liability for future payments under these agreements are included in the Consolidated Balance Sheets. The unamortized cost is charged to operations using accelerated amortization rates for motion pictures and accelerated or straight-line rates for syndicated programs.

DEFERRED SUBSCRIPTION REVENUE AND MAGAZINE SUBSCRIPTION PROCUREMENT COSTS. Deferred subscription revenue, which primarily represents amounts received from customers in advance of magazine and newspaper deliveries, is included in revenues over the subscription term. Deferred subscription revenue to be earned after one year is included in "Other liabilities" in the Consolidated Balance Sheets. Subscription procurement costs are charged to operations as incurred.

INCOME TAXES. The 1993 provision for income taxes has been determined under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), which requires the use of the asset and liability approach. Under this approach, deferred taxes represent the expected future tax consequences of temporary differences between the carrying amount and tax basis of assets and liabilities.
    Prior to 1993, the provision for income taxes was determined under Accounting Principles Board (APB) Opinion No. 11, which required use of the deferred method. Under that method, the provision for income taxes was based on pretax financial income, which differed from taxable income because certain elements of income and expense were reflected in different periods for

                          THE WASHINGTON POST COMPANY
                          ---------------------------

financial accounting and tax purposes. Deferred taxes were provided on these timing differences using the tax rate in effect when the timing differences originated, and the effects of reversing timing differences were reflected at those historical tax rates.

FOREIGN CURRENCY TRANSLATION. Gains and losses on foreign currency transactions and the translation of the accounts of the company's foreign operations where the U.S. dollar is the functional currency are recognized currently in the Consolidated Statements of Income. Gains and losses on translation of the accounts of the company's foreign operations where the local currency is the functional currency and the company's equity investments in its foreign affiliates are accumulated and reported separately in the "Cumulative foreign currency translation adjustment" in the Consolidated Balance Sheets.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. The company provides certain health care and life insurance benefits for retired employees. The expected cost of providing these postretirement benefits is accrued over the years that employees render the necessary service.

B.  MARKETABLE SECURITIES

The company's marketable securities at January 2, 1994, and January 3, 1993, include the following (in thousands):

- --------------------------------------------------------
                                      1993        1992
- --------------------------------------------------------
U.S. Government and Government
  agency obligations                $237,655    $221,398
Commercial paper                      20,757      20,031
                                    --------    --------
                                    $258,412    $241,429
                                    ========    ========

C.  ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE
    AND ACCRUED LIABILITIES

Accounts receivable at January 2, 1994, and January 3, 1993, consist of the following (in thousands):

- ---------------------------------------------------------------------------------
                                                      1993                 1992
- ---------------------------------------------------------------------------------
Accounts receivable, less estimated
  returns, doubtful accounts and
  allowances of $38,602 and $35,300 . . . . .      $  129,976          $  120,531
Other . . . . . . . . . . . . . . . . . . . .          10,542               7,837
                                                   ----------          ----------
                                                   $  140,518          $  128,368
                                                   ==========          ==========

    Accounts payable and accrued liabilities at January 2, 1994, and January 3, 1993, consist of the following (in thousands):

- ---------------------------------------------------------------------------------
                                                       1993               1992
- ---------------------------------------------------------------------------------
Accounts payable and accrued
  expenses  . . . . . . . . . . . . . . . .        $   91,831            $113,841
Accrued payroll and related benefits  . . .            31,747              28,459
Accrued interest expense  . . . . . . . . .             4,437               5,693
Deferred tuition revenue  . . . . . . . . .            12,564              11,400
Film contracts payable  . . . . . . . . . .            14,978              19,824
Due to affiliates (newsprint) . . . . . . .             7,996               9,308
                                                   ----------          ----------
                                                   $  163,553          $  188,525
                                                   ==========          ==========

D.  INVESTMENTS IN AFFILIATES

The company's investments in affiliates at January 2, 1994, and January 3, 1993, include the following (in thousands):

- ---------------------------------------------------------------------------------
                                                       1993                1992
- ---------------------------------------------------------------------------------
Cowles Media Company  . . . . . . . . . . .        $   80,786          $   80,415
Newsprint mills . . . . . . . . . . . . . .            50,172              55,829
Other . . . . . . . . . . . . . . . . . . .            24,293              26,166
                                                   ----------          ----------
                                                   $  155,251          $  162,410
                                                   ==========          ==========

    The company's investments in affiliates includes a 28 percent interest in the stock of Cowles Media Company, which owns and operates the Minneapolis Star Tribune and several other smaller properties.
    The company's interest in newsprint mills includes a 49 percent interest in the common stock of Bowater Mersey Paper Company Limited, which owns and operates a newsprint mill in Nova Scotia; a one-third limited partnership interest in Bear Island Paper Company, which owns and operates a newsprint mill near Richmond, Virginia; and a one-third limited partnership interest in Bear Island Timberlands Company, which owns timberland and supplies Bear Island Paper Company with a major portion of its wood requirements. In early 1994 the company increased its investments in both Bear Island Paper Company and Bear Island Timberlands Company to 35 percent. Operating costs and expenses of the company include newsprint supplied by Bowater, Inc. (parent of Bowater Mersey Paper Company), and Bear Island Paper Company and used in operations, the cost of which was $52,500,000 in 1993, $51,000,000 in 1992 and $59,200,000 in 1991.
    The company's other investments represent a 50 percent common stock interest in the International Herald Tribune newspaper, published near Paris, and a 50 percent common stock interest in the Los Angeles Times-Washington Post News Service, Inc. In 1991 investments also included a 30 percent common stock interest in The Gazette Newspapers, Inc. This investment

                          THE WASHINGTON POST COMPANY
                          ---------------------------

increased in 1992 to a majority interest and, accordingly, it is included as a fully consolidated subsidiary (see Note K on acquisitions).
    Summarized financial data for the affiliates' operations is as follows (in thousands):

- ---------------------------------------------------------------------------------
                                  1993                1992                 1991
- ---------------------------------------------------------------------------------
FINANCIAL POSITION
Working capital . . . .        $  (67,923)         $(119,505)          $  (93,737)
Property, plant and
  equipment . . . . . .           422,606            436,620              478,502
Total assets  . . . . .           732,940            718,352              759,850
Long-term debt  . . . .           200,105            197,203              212,923
Net equity  . . . . . .           172,332            175,618              203,997

RESULTS OF OPERATIONS
Operating revenues  . .        $  610,617          $ 650,194           $  644,814
Operating income  . . .            43,569             20,500               30,509
Net income (loss) . . .             7,218            (13,175)               6,543

    The following table summarizes the status and results of the company's investments in affiliates (in thousands):

- ---------------------------------------------------------------------------------
                                                       1993                1992
- ---------------------------------------------------------------------------------
Beginning investment  . . . . . . . . . . .        $  162,410         $   181,764
Equity in losses  . . . . . . . . . . . . .            (1,994)            (11,730)
Dividends and distributions received  . . .            (2,743)             (2,575)
Foreign currency translation  . . . . . . .            (2,422)             (1,611)
Other . . . . . . . . . . . . . . . . . . .                --              (3,438)
                                                   ----------         -----------
Ending investment . . . . . . . . . . . . .        $  155,251         $   162,410
                                                   ==========         ===========


    At January 2, 1994, the unamortized excess of the company's investments over its equity in the underlying net assets of its affiliates at the date of acquisition was approximately $89,700,000. Amortization included in "Equity in losses of affiliates" was $2,600,000 for the years ended January 2, 1994, and January 3, 1993, and $2,550,000 for the year ended December 29, 1991.

E.  INCOME TAXES

In 1993 the company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability method of accounting for deferred income taxes. The cumulative effect of this adoption was an increase in 1993 net income of $11,600,000 and is shown on the Consolidated Statements of Income as the cumulative effect of a change in accounting principle. Financial statements for years prior to 1993 were not restated. Information shown below for those prior years was determined under the provisions of APB Opinion No. 11.
    The provision for income taxes consists of the following (in thousands):

- ---------------------------------------------------------------------------------
                                                     Current             Deferred
- ---------------------------------------------------------------------------------
1993
U.S. Federal  . . . . . . . . . . . . . . . .      $  85,082           $     (535)
Foreign . . . . . . . . . . . . . . . . . . .          6,913                 (657)
State and local . . . . . . . . . . . . . . .         19,324                 (477)
                                                   ---------           ----------
                                                   $ 111,319           $   (1,669)
                                                   =========           ==========

1992
U.S. Federal  . . . . . . . . . . . . . . . .      $  79,380           $     (295)
Foreign . . . . . . . . . . . . . . . . . . .            488               (1,219)
State and local . . . . . . . . . . . . . . .         18,109                  (63)
                                                   ---------           ----------
                                                   $  97,977           $   (1,577)
                                                   =========           ==========

1991
U.S. Federal  . . . . . . . . . . . . . . . .      $  60,732           $   (3,195)
Foreign . . . . . . . . . . . . . . . . . . .            567                 (528)
State and local . . . . . . . . . . . . . . .         14,226                 (302)
                                                   ---------           ----------
                                                   $  75,525           $   (4,025)
                                                   =========           ==========

    During 1993 the company sold its cable franchises in the United Kingdom. This transaction increased foreign taxes by approximately $6,800,000.
    In 1992 and 1991 deferred tax benefit resulted principally from the excess of financial statement depreciation over tax depreciation, the tax effect of which amounted to $1,783,000 in 1992 and $2,437,000 in 1991, and accrued postretirement benefit expense, the effect of which amounted to $4,138,000 in 1992 and $3,163,000 in 1991. These amounts were offset by the tax effect of $7,469,000 in 1992 and $5,335,000 in 1991 of net pension credits in excess of contributions.
    The provision for income taxes exceeds the amount of income tax determined by applying the U.S. Federal statutory rate of 35 percent in 1993 and 34 percent in 1992 and 1991 to income before taxes as a result of the following (in thousands):

- ---------------------------------------------------------------------------------
                                   1993                1992                1991
- ---------------------------------------------------------------------------------
U.S. Federal statutory
  taxes . . . . . . . . .     $    92,213         $    76,226          $   64,675
State and local taxes
  net of U.S. Federal income
  tax benefit . . . . . .          12,251              11,911               9,190
Amortization of goodwill
  not deductible for income
  tax purposes  . . . . .           2,433               2,922               2,805
Prior period tax
  adjustments . . . . . .              --                  --             (10,013)
Other . . . . . . . . . .           2,753               5,341               4,843
                              -----------         -----------          ----------
Provision for income
  taxes . . . . . . . . .     $   109,650         $    96,400          $   71,500
                              ===========         ===========          ==========

                          THE WASHINGTON POST COMPANY
                          ---------------------------


    Deferred income taxes at January 2, 1994, consist of the following (in thousands):

- ---------------------------------------------------------------------------------
                                                                           1993
- ---------------------------------------------------------------------------------
Accrued postretirement benefits . . . . . . . . . . . . . . . .        $   42,336
Other benefit obligations . . . . . . . . . . . . . . . . . . .            17,760
Accounts receivable . . . . . . . . . . . . . . . . . . . . . .             6,368
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,855
                                                                       ----------
Deferred tax asset  . . . . . . . . . . . . . . . . . . . . . .        $   70,319
                                                                       ----------

Property, plant and equipment . . . . . . . . . . . . . . . . .        $   48,275
Prepaid pension cost  . . . . . . . . . . . . . . . . . . . . .            39,769
Affiliate operations  . . . . . . . . . . . . . . . . . . . . .            12,211
Investment tax credit . . . . . . . . . . . . . . . . . . . . .             3,760
                                                                       ----------
Deferred tax liability  . . . . . . . . . . . . . . . . . . . .           104,015
                                                                       ----------
Deferred income taxes . . . . . . . . . . . . . . . . . . . . .        $   33,696
                                                                       ==========

F.  DEBT

Long-term debt of the company as of January 2, 1994, and January 3, 1993, is summarized as follows (in thousands):

- ---------------------------------------------------------------------------------
                                                       1993                1992
- ---------------------------------------------------------------------------------
10.1 percent unsecured European
  Currency Unit notes, $50,000,000
  face amount due in 1996 . . . . . . . . . .     $    50,368          $   50,442
10.875 percent unsecured
  Eurodollar notes, $1,400,000
  face amount due in 1995 . . . . . . . . . .           1,400               1,400
                                                  -----------          ----------
                                                  $    51,768          $   51,842
                                                  ===========          ==========

G.  CAPITAL STOCK, STOCK OPTIONS AND STOCK AWARDS

CAPITAL STOCK. Each share of Class A common stock and Class B common stock participates equally in dividends. The Class B stock has limited voting rights and as a class has the right to elect 30 percent of the Board of Directors; the Class A stock has unlimited voting rights including the right to elect a majority of the Board of Directors. In 1991, 9,128 shares of the company's Class A common stock were converted into an equal number of shares of the company's Class B common stock.
    During 1993 and 1992 the company purchased a total of 99,800 and 33,949 shares, respectively, of its Class B common stock at a cost of approximately $23,133,000 and $7,484,000.

STOCK OPTIONS. In May 1993 the Stock Option Plan was amended to increase to 1,900,000 the number of shares of the company's Class B common stock to be reserved for options to be granted under the Plan. The purchase price of the shares covered by an option cannot be less than the fair value on the granting date. At January 2, 1994, there were 662,950 shares reserved for issuance under the Stock Option Plan, of which 155,000 shares were subject to options outstanding and 507,950 shares were available for future grants. Changes in options outstanding for the years ended January 2, 1994, and January 3, 1993, were as follows:

- ---------------------------------------------------------------------------------
                                        1993                          1992
                                  -----------------------------------------------
                                  Number   Average              Number   Average
                                    Of      Option                Of      Option
                                  Shares    Price               Shares    Price
- ---------------------------------------------------------------------------------
Beginning of
  year  . . . . . . . .           143,000   $256.88            125,000    $260.49
  Granted . . . . . . .            12,500    239.88             19,000     226.00
  Exercised . . . . . .              (500)   121.50             (1,000)    121.50
                                  -------                      -------
End of year . . . . . .           155,000    255.95            143,000     256.88
                                  =======                      =======

    Of the shares covered by options outstanding at the end of 1993, 65,375 are now exercisable, 14,875 will become exercisable in 1994, 13,750 will become exercisable in 1995, 7,875 will become exercisable in 1996, 3,125 will become exercisable in 1997, and 50,000 will become exercisable in 1999.

STOCK AWARDS. In 1982 the company adopted a Long-Term Incentive Compensation Plan that, among other provisions, authorizes the awarding of stock to key employees. Stock awards made under the Incentive Compensation Plan are subject to the general restriction that stock awarded to a participant will be forfeited and revert to company ownership if the participant's employment terminates before the end of a specified period of service to the company. At January 2, 1994, there were 140,164 shares reserved for issuance under the Incentive Compensation Plan. Of this number, 27,955 shares were subject to awards outstanding, and 112,209 shares were available for future awards. Activity related to stock awards for the years ended January 2, 1994, and January 3, 1993, was as follows:

- ---------------------------------------------------------------------------------
                                       1993                           1992
                                  -----------------------------------------------
                                  Number   Average              Number   Average
                                    Of      Award                 Of      Award
                                  Shares    Price               Shares    Price
- ---------------------------------------------------------------------------------
Awards Outstanding
Beginning of
  year  . . . . . . . .            24,765   $202.99             25,461    $202.62
  Awarded . . . . . . .            15,437    228.67                192     228.58
  Vested  . . . . . . .           (11,340)   209.05                 --         --
  Forfeited . . . . . .              (907)   206.35               (888)    197.83
                                  -------                       ------
End of year . . . . . .            27,955    214.61             24,765     202.99
                                  =======                       ======

    For the share awards outstanding at January 2, 1994, the aforementioned restriction will lapse in January 1995 for 12,809 shares and in January 1997 for 15,146 shares.

                          THE WASHINGTON POST COMPANY
                          ---------------------------


AVERAGE NUMBER OF SHARES OUTSTANDING. Earnings per share are based on the weighted average number of shares of common stock outstanding during each year, adjusted for the dilutive effect of shares issuable under outstanding stock options and awards made under the Incentive Compensation Plan. The average number of shares outstanding was 11,750,000 for 1993, 11,830,000 for 1992 and 11,876,000 for 1991.

H.  RETIREMENT PLANS

The company and its subsidiaries have various funded and unfunded pension and incentive savings plans and in addition contribute to several multi-employer plans on behalf of certain union-represented employee groups. Substantially all of the company's employees, including some located in foreign countries, are covered by these plans. Pension (benefit) cost for all retirement plans combined was $(2,300,000) in 1993, $5,200,000 in 1992 and $3,000,000 in 1991.
Included in 1992 are costs of $8,300,000 related to a new deferred compensation arrangement at The Washington Post newspaper. Included in 1991 are costs of $4,900,000 associated with the voluntary reduction of staff at The Washington Post newspaper.
    The costs for the company's defined benefit pension plans are actuarially determined and include amortization of prior service costs over various periods, generally not exceeding 20 years. The company's policy is to fund the costs accrued for its defined benefit plans.
    The following table sets forth the funded status of the defined benefit plans and amounts recognized in the Consolidated Balance Sheets at January 2, 1994, and January 3, 1993 (in thousands):

- ---------------------------------------------------------------------------------
                                                       1993                1992
- ---------------------------------------------------------------------------------
Actuarial present value of accumulated
  plan benefits, including vested
  benefits of $142,706 and $129,144 . . . .         $ 151,200          $  139,980
                                                    =========          ==========

Plan assets at fair value, primarily
  listed securities . . . . . . . . . . . .         $ 454,741          $  425,422
Projected benefit obligation for
  service rendered to date  . . . . . . . .          (187,490)           (173,133)
                                                    ---------          ----------
Plan assets in excess of projected
  benefit obligation  . . . . . . . . . . .           267,251             252,289
Prior service cost not yet recognized in
  periodic pension cost . . . . . . . . . .            15,697              16,855
Less unrecognized net gain from past
  experience different from that
  assumed . . . . . . . . . . . . . . . . .          (114,212)           (112,653)
Less unrecognized net asset
  (transition amount) being recognized
  over approximately 17 years . . . . . . .           (68,933)            (76,599)
                                                    ---------          ----------
Prepaid pension cost  . . . . . . . . . . .         $  99,803          $   79,892
                                                    =========          ==========

    The net pension credit for the years ended January 2, 1994, January 3, 1993, and December 29, 1991, includes the following components (in thousands):

- ---------------------------------------------------------------------------------
                                   1993               1992                 1991
- ---------------------------------------------------------------------------------
Service cost for benefits
  earned during the period  .    $  8,805            $  8,312            $  7,200
Interest cost on projected
  benefit obligation  . . . .      12,683              11,700              10,327
Actual return on plan
  assets  . . . . . . . . . .     (35,086)            (29,388)            (84,880)
Net amortization and
  deferral  . . . . . . . . .      (5,839)             (8,185)             50,471
Cost of voluntary reduction
  in staff  . . . . . . . . .          --                  --               4,916
                                 --------            --------            --------
Net pension credit  . . . . .    $(19,437)           $(17,561)           $(11,966)
                                 ========            ========            ========

    The weighted average discount rate and rate of increase in future compensation levels used for 1993, 1992 and 1991 in determining the actuarial present value of the projected benefit obligation were 7.5 percent and 4 percent, respectively. The expected long-term rate of return on assets was 9 percent in 1993, 1992 and 1991.
    Contributions to multi-employer pension plans, which are generally based on hours worked, amounted to $1,900,000 in 1993, $1,500,000 in 1992 and $1,300,000
in 1991.
    The costs of unfunded retirement plans are charged to expense when accrued. The company's liability for such plans, which is included in "Other Liabilities" in the Consolidated Balance Sheets, was $45,000,000 at January 2, 1994, and $41,500,000 at January 3, 1993.

I.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The company and its subsidiaries provide health care and life insurance benefits to certain retired employees. These employees become eligible for benefits after meeting minimum age and service requirements.
    In 1991 the company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." As permitted by SFAS No. 106, the company elected to recognize in 1991 the accumulated benefit obligation related to prior service costs. This obligation of $78,208,000, after income taxes of $30,311,000, is shown on the Consolidated Statements of Income as the cumulative effect of a change in accounting principle.

                          THE WASHINGTON POST COMPANY
                          ---------------------------


    The following table sets forth the amounts included in "Other liabilities" in the Consolidated Balance Sheets at January 2, 1994, and January 3, 1993 (in thousands):

- ---------------------------------------------------------------------------------
                                                      1993                 1992
- ---------------------------------------------------------------------------------
Accumulated postretirement benefit
  obligation:
    Retirees  . . . . . . . . . . . . . . . .      $   46,988          $   46,329
    Fully eligible active plan
      participants  . . . . . . . . . . . . .           6,423               5,880
    Other active plan participants  . . . . .          40,926              35,184
                                                   ----------          ----------
                                                       94,337              87,393
Unrecognized prior service costs
  arising from plan amendments  . . . . . . .           2,357               2,571
Unrecognized net gain from past
  experience different from
  that assumed. . . . . . . . . . . . . . . .             739                 739
                                                   ----------          ----------
Accrued postretirement benefit cost . . . . .      $   97,433          $   90,703
                                                   ==========          ==========

    Net periodic postretirement benefit cost for the years ended January 2, 1994, January 3, 1993, and December 29, 1991, includes the following components (in thousands):

- ---------------------------------------------------------------------------------
                                   1993               1992                 1991
- ---------------------------------------------------------------------------------
Service cost for benefits
  earned during the
  period  . . . . . . . . . .     $ 2,894             $3,029              $ 2,948
Interest cost on
  accumulated post-
  retirement benefit
  obligation  . . . . . . . .       6,880              6,853                6,404
Amortization of prior
  service costs . . . . . . .        (214)               (61)
Curtailment gain  . . . . . .          --             (5,963)                  --
                                  -------             ------              -------
Net periodic postretirement
  benefit cost  . . . . . . .     $ 9,560             $3,858              $ 9,352
                                  =======             ======              =======

    The curtailment gain of $6,000,000 relates to the termination in December 1992 of one of the company's health care plans at The Washington Post newspaper. The terminated plan has been replaced by a deferred payment arrangement and a related expense of $8,300,000 was recognized as a result of this change (see Note H).
    For 1993, 1992 and 1991 the accumulated postretirement benefit obligation was determined using a discount rate of 8 percent and a health care cost trend rate of approximately 14 percent for pre-age-65 benefits, decreasing to 6.5 percent in the year 2022 and thereafter; and rates of approximately 11 to 14 percent for post-age-65 benefits, decreasing to 6.5 percent in the year 2022 and thereafter.
    The company's policy is to fund the above-mentioned benefits as claims and premiums are paid. The effect on the accumulated postretirement benefit obligation at January 4, 1993, of a 1 percent increase each year in the health care cost trend rate used would result in increases of approximately $16,500,000 in the obligation and $2,000,000 in the aggregate service and interest components of the 1993 expense.
    The cash expenditures for postretirement benefits were $2,830,000 in 1993, $2,560,000 in 1992 and $2,222,000 in 1991.

J.  LEASE COMMITMENTS

The company leases primarily real property under operating agreements. Many of the leases contain renewal options and escalation clauses that require payments of additional rent to the extent of increases in the related operating costs. At January 2, 1994, future minimum rental payments under noncancelable operating leases are as follows (in thousands):

- ---------------------------------------------------------------------------------
1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   18,058
1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            17,500
1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            14,332
1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            11,739
1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             8,998
Thereafter  . . . . . . . . . . . . . . . . . . . . . . . . . .            42,844
                                                                       ----------
                                                                       $  113,471
                                                                       ==========

    Minimum payments have not been reduced by minimum sublease rentals of $3,000,000 due in the future under noncancelable subleases.
    Rent expense under operating leases included in operating costs and expenses was approximately $22,200,000 in 1993, $21,500,000 in 1992 and $20,000,000 in 1991. Sublease income was approximately $1,300,000 in 1993, 1992 and 1991.
    In 1993 the company entered into a lease agreement under which certain costs are paid for through a restricted funding mechanism. At January 2, 1994, $6,900,000 included in "Cash and cash equivalents" is restricted under the provisions of this funding arrangement.

                          THE WASHINGTON POST COMPANY
                          ---------------------------


K.  ACQUISITIONS AND DISPOSITIONS

In September 1993 the company sold its cable franchises in the United Kingdom. The related gain of $20,175,000 before giving effect to taxes of $6,804,000 is included in "Other income (expense), net" in the Consolidated Statements of Income. This transaction increased earnings by $1.14 per share in 1993.
    During 1992 the company expended approximately $32,000,000, including related expenses, for investments in new businesses. These included a cable system in Mississippi; Pro Am Sports System, a company that provides sports programming in the Detroit area; and continued investment in personal communications services (PCS) technology development. The company also purchased shares in ACTV, Inc., a company that is involved in interactive television, and made additional investments in The Gazette Newspapers, Inc., which increased the company's ownership to 84 percent in 1992 and 100 percent in 1993.
    The acquisitions, except for the investment in ACTV, Inc., were accounted for using the purchase method and, accordingly, the assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition. The excess of the cost over the fair value of net assets acquired is being amortized over periods up to 40 years. The investment in ACTV, Inc., is accounted for under the cost method of accounting.
    In 1994 the company entered into an agreement to purchase the assets of two television stations from H & C Communications, Inc., for approximately $250,000,000. The completion of the transaction is contingent upon approval by the Federal Communications Commission.

L.  CONTINGENCIES

The company and its subsidiaries are parties to various civil lawsuits that have arisen in the ordinary course of their businesses, including actions for libel and invasion of privacy. Management does not believe that any litigation pending against the company will have a material adverse effect on its business or financial condition.

M.  BUSINESS SEGMENTS

The company operates principally in four areas of the communications industry: newspaper publishing, television broadcasting, magazine publishing and cable television.
    Newspaper operations involve the publication of newspapers in the Washington, D.C., area and Everett, Washington, and newsprint warehousing and recycling facilities.
    Broadcast operations are conducted primarily through four VHF television stations. All stations are network-affiliated, with revenues derived primarily from sales of advertising time.
    Magazine operations consist of the publication of a weekly news magazine, Newsweek, which has one domestic and three international editions. Revenues from both newspaper and magazine publishing operations are derived from advertising and, to a lesser extent, from circulation.
    Cable television operations consist of over 50 cable systems offering basic cable and pay television services to more than 480,000 subscribers in 15 midwestern, western and southern states. Prior to September 1993 cable television operations also included services provided in the United Kingdom. The principal source of revenues is monthly subscription fees charged for services.
    Other businesses include the operations of a database publishing company, a regional sports cable system, a wireless telephone system and educational centers engaged in preparing students for admissions tests and licensing examinations (including the preparation and publishing of training materials).
    Income from operations is the excess of operating revenues over operating expenses including corporate expenses, which are allocated to operations of the segments. In computing income from operations by segment, the effects of equity in earnings of affiliates, interest income, interest expense, other income and expense items and income taxes are not included.
    Identifiable assets by segment are those assets used in the company's operations in each business segment. Investments in affiliates are discussed in Note D. Corporate assets are principally cash and cash equivalents and marketable securities.

                          THE WASHINGTON POST COMPANY
                          ---------------------------



- ----------------------------------------------------------------------------------------------------------------------
                                        Newspaper   Television     Magazine        Cable        Other
(in thousands)                         Publishing  Broadcasting   Publishing    Television    Businesses  Consolidated
- ----------------------------------------------------------------------------------------------------------------------
1993
  Operating revenues  . . . . . . .     $692,287     $ 177,415     $332,506      $185,721      $110,262   $1,498,191
                                                                                                          ==========
  Income (loss) from operations . .     $123,151     $  65,306     $ 18,011      $ 41,618      $ (9,106)  $  238,980
  Equity in losses of affiliates  .                                                                           (1,994)
  Interest expense  . . . . . . . .                                                                           (4,983)
  Other income, net . . . . . . . .                                                                           31,464
                                                                                                          ----------
  Income before income taxes  . . .                                                                       $  263,467
                                                                                                          ==========
  Identifiable assets . . . . . . .     $329,799     $ 144,622     $152,462      $416,589      $ 71,059    1,114,531

  Investments in affiliates . . . .                                                                          155,251
  Corporate assets  . . . . . . . .                                                                          352,722
                                                                                                          ----------
    Total assets  . . . . . . . . .                                                                        1,622,504
                                                                                                          ==========
  Depreciation and amortization of
    property, plant and equipment .     $ 16,768     $   5,276     $  6,266      $ 28,052      $  3,181   $   59,543
  Amortization of goodwill and
    other intangibles . . . . . . .     $    800     $     670                   $ 12,247      $  2,499   $   16,216
  Capital expenditures  . . . . . .     $ 24,422     $   6,599     $  4,472      $ 38,802      $  4,844   $   79,139

1992
  Operating revenues  . . . . . . .     $677,645     $ 162,154     $347,067      $174,098      $ 89,903   $1,450,867
                                                                                                          ==========
  Income (loss) from operations . .     $120,794     $  54,568     $ 23,882      $ 38,967      $ (6,099)  $  232,112
  Equity in losses of affiliates  .                                                                          (11,730)
  Interest expense  . . . . . . . .                                                                           (6,385)
  Other income, net . . . . . . . .                                                                           10,199
                                                                                                          ----------
  Income before income taxes  . . .                                                                       $  224,196
                                                                                                          ==========
  Identifiable assets . . . . . . .     $315,522     $ 143,357     $141,008      $397,504      $ 77,365   $1,074,756

  Investments in affiliates . . . .                                                                          162,410
  Corporate assets  . . . . . . . .                                                                          330,955
                                                                                                          ----------
    Total assets  . . . . . . . . .                                                                       $1,568,121
                                                                                                          ==========
  Depreciation and amortization of
    property, plant and equipment .     $ 16,724     $   6,289     $  6,252      $ 26,994      $  2,963   $   59,222
  Amortization of goodwill and
    other intangibles . . . . . . .     $    745     $     664                   $ 11,574      $  2,495   $   15,478
  Capital expenditures  . . . . . .     $ 13,653     $   2,844     $  2,732      $ 36,900      $  2,760   $   58,889

1991
  Operating revenues  . . . . . . .     $642,694     $ 163,471     $326,475      $159,503      $ 88,118   $1,380,261
                                                                                                          ==========
  Income from operations  . . . . .     $ 89,488     $  49,074     $  9,085      $ 35,011      $ 10,208   $  192,866
  Equity in losses of affiliates  .                                                                           (1,856)
  Interest expense  . . . . . . . .                                                                          (17,759)
  Other income, net . . . . . . . .                                                                           16,970
                                                                                                          ----------
  Income before income taxes  . . .                                                                       $  190,221
                                                                                                          ==========
  Identifiable assets . . . . . . .     $307,897     $ 144,232     $131,510      $386,527      $ 52,779   $1,022,945

  Investments in affiliates . . . .                                                                          181,764
  Corporate assets  . . . . . . . .                                                                          282,952
                                                                                                          ----------
    Total assets  . . . . . . . . .                                                                       $1,487,661
                                                                                                          ==========
  Depreciation and amortization of
    property, plant and equipment .     $ 18,119     $   7,174     $  6,548      $ 24,651      $  2,203   $   58,695
  Amortization of goodwill and
    other intangibles . . . . . . .     $    533     $     664                   $ 11,553      $  2,522   $   15,272
  Capital expenditures  . . . . . .     $ 19,215     $   3,158     $  2,762      $ 25,363      $  5,159   $   55,657

                          THE WASHINGTON POST COMPANY
                          ---------------------------


N.  SUMMARY OF QUARTERLY OPERATING RESULTS
    (UNAUDITED)

Quarterly results of operations for the years ended January 2, 1994, and January 3, 1993, are as follows (in thousands, except per share amounts):

- ---------------------------------------------------------------------------------------------------------------------
                                                             First           Second           Third          Fourth
                                                            Quarter         Quarter         Quarter         Quarter
- ---------------------------------------------------------------------------------------------------------------------
1993
  Operating revenues
    Advertising . . . . . . . . . . . . . . . . . . . .     $214,602        $ 233,078       $ 208,972       $ 256,877
    Circulation and subscriber  . . . . . . . . . . . .      113,428          112,779         110,091         108,087
    Other . . . . . . . . . . . . . . . . . . . . . . .       33,676           30,848          45,059          30,694
                                                            --------        ---------       ---------       ---------
                                                             361,706          376,705         364,122         395,658
                                                            --------        ---------       ---------       ---------
  Operating costs and expenses
    Operating . . . . . . . . . . . . . . . . . . . . .      195,083          193,597         199,287         202,289
    Selling, general and administrative . . . . . . . .       97,783           99,949          92,224         103,240
    Depreciation and amortization of
      property, plant and equipment . . . . . . . . . .       14,982           15,100          14,773          14,688
    Amortization of goodwill and other intangibles  . .        4,067            4,058           4,058           4,033
                                                            --------        ---------       ---------       ---------
                                                             311,915          312,704         310,342         324,250
                                                            --------        ---------       ---------       ---------
  Income from operations  . . . . . . . . . . . . . . .       49,791           64,001          53,780          71,408
  Other income (expense)
    Equity in (losses) earnings of affiliates . . . . .       (1,795)            (591)            (11)            403
    Interest income . . . . . . . . . . . . . . . . . .        2,606            2,488           2,653           3,338
    Interest expense  . . . . . . . . . . . . . . . . .       (1,446)            (985)         (1,029)         (1,523)
    Other . . . . . . . . . . . . . . . . . . . . . . .          (51)             638          20,500            (708)
                                                            --------        ---------       ---------       ---------
  Income before income taxes and cumulative effect of
    change in accounting principle  . . . . . . . . . .       49,105           65,551          75,893          72,918
  Provision for income taxes  . . . . . . . . . . . . .       20,600           27,560          31,050          30,440
                                                            --------        ---------       ---------       ---------
  Income before cumulative effect of change in
    accounting principle  . . . . . . . . . . . . . . .       28,505           37,991          44,843          42,478
  Cumulative effect of change in method of accounting
    for income taxes  . . . . . . . . . . . . . . . . .       11,600               --              --              --
                                                            --------        ---------       ---------       ---------
  Net income  . . . . . . . . . . . . . . . . . . . . .     $ 40,105        $  37,991       $  44,843       $  42,478
                                                            ========        =========       =========       =========
  Earnings per share:
    Before cumulative effect of change
      in accounting principle . . . . . . . . . . . . .     $   2.42        $    3.23       $    3.82       $    3.63
    Cumulative effect of change in accounting principle          .98               --              --              --
                                                            --------        ---------       ---------       ---------
    Net income  . . . . . . . . . . . . . . . . . . . .     $   3.40        $    3.23       $    3.82       $    3.63
                                                            ========        =========       =========       =========
  Average number of shares outstanding  . . . . . . . .       11,796           11,755          11,731          11,718

                          THE WASHINGTON POST COMPANY
                          ---------------------------

- --------------------------------------------------------------------------------------------------------------------
                                                             First           Second           Third          Fourth
                                                            Quarter         Quarter         Quarter         Quarter
- --------------------------------------------------------------------------------------------------------------------
1992
  Operating revenues
    Advertising . . . . . . . . . . . . . . . . . . .      $ 195,668       $  242,929      $  203,348      $ 253,700
    Circulation and subscriber  . . . . . . . . . . .        105,480          107,989         109,045        113,679
    Other . . . . . . . . . . . . . . . . . . . . . .         27,923           26,015          38,628         26,463
                                                           ---------       ----------      ----------      ---------
                                                             329,071          376,933         351,021        393,842
                                                           ---------       ----------      ----------      ---------
  Operating costs and expenses
    Operating . . . . . . . . . . . . . . . . . . . .        187,115          186,461         197,675        216,005
    Selling, general and administrative . . . . . . .         85,655           90,726          84,293         96,125
    Depreciation and amortization of
      property, plant and equipment . . . . . . . . .         14,709           14,850          14,711         14,952
    Amortization of goodwill and other intangibles  .          3,798            3,842           3,941          3,897
                                                           ---------       ----------      ----------      ---------
                                                             291,277          295,879         300,620        330,979
                                                           ---------       ----------      ----------      ---------
  Income from operations  . . . . . . . . . . . . . .         37,794           81,054          50,401         62,863
  Other income (expense)
    Equity in (losses) of affiliates  . . . . . . . .         (4,848)          (1,709)         (2,411)        (2,762)
    Interest income . . . . . . . . . . . . . . . . .          3,030            2,820           2,944          3,060
    Interest expense  . . . . . . . . . . . . . . . .         (1,535)          (1,780)         (1,671)        (1,399)
    Other . . . . . . . . . . . . . . . . . . . . . .             89             (108)            (66)        (1,570)
                                                           ---------       ----------      ----------      ---------
  Income before income taxes  . . . . . . . . . . . .         34,530           80,277          49,197         60,192
  Provision for income taxes  . . . . . . . . . . . .         14,850           34,525          21,650         25,375
                                                           ---------       ----------      ----------      ---------
  Net income  . . . . . . . . . . . . . . . . . . . .      $  19,680       $   45,752      $   27,547      $  34,817
                                                           =========       ==========      ==========      =========
  Earnings per share  . . . . . . . . . . . . . . . .      $    1.66       $     3.87      $     2.33      $    2.94
                                                           =========       ==========      ==========      =========
  Average number of shares outstanding  . . . . . . .         11,835           11,835          11,835         11,816

                                                                      SCHEDULE V


                                                     THE WASHINGTON POST COMPANY
                                              SCHEDULE V--PROPERTY,  PLANT AND EQUIPMENT



===================================================================================================================================
               COLUMN A                          COLUMN B         COLUMN C      COLUMN D           COLUMN E              COLUMN F
- -----------------------------------------------------------------------------------------------------------------------------------
                                                BALANCE AT                                                              BALANCE AT
                                               BEGINNING OF      ADDITIONS                       OTHER CHANGES            END OF
            CLASSIFICATION                        PERIOD           AT COST    RETIREMENTS        ADD (DEDUCT)             PERIOD
- -----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 29, 1991
   Plant Assets
       Machinery, equipment and fixtures  . .   $495,511,000     $14,213,000    $15,093,000     $ 42,575,000  (A)      $537,206,000
       Leasehold improvements   . . . . . . .     29,047,000         765,000        767,000         (284,000) (B)        28,761,000
       Buildings  . . . . . . . . . . . . . .    139,875,000          23,000      1,623,000       17,922,000  (C)       156,197,000
       Construction in progress   . . . . . .     36,094,000      40,615,000                     (61,017,000) (D)        15,692,000
       Land   . . . . . . . . . . . . . . . .     26,143,000          41,000         38,000          758,000  (A)        26,904,000
                                                 -----------     -----------    -----------     ------------           ------------
                                                 726,670,000      55,657,000     17,521,000          (46,000)           764,760,000
                                                 -----------     -----------    -----------     ------------           ------------
   Other Assets
       Buildings  . . . . . . . . . . . . . .      1,803,000                                                              1,803,000
       Land   . . . . . . . . . . . . . . . .     25,509,000           3,000                                             25,512,000
                                                ------------     -----------    -----------     ------------           ------------
                                                  27,312,000           3,000                                             27,315,000
                                                ------------     -----------    -----------     ------------           ------------
                                                $753,982,000     $55,660,000    $17,521,000     $    (46,000)          $792,075,000
                                                ============     ===========    ===========     ============           ============
Year Ended January 3, 1993
   Plant Assets
       Machinery, equipment and fixtures  . .   $537,206,000     $20,027,000    $14,654,000     $ 28,733,000  (E)      $571,312,000
       Leasehold improvements   . . . . . . .     28,761,000         643,000        493,000          733,000  (F)        29,644,000
       Buildings  . . . . . . . . . . . . . .    156,197,000       1,269,000         76,000        3,658,000  (G)       161,048,000
       Construction in progress   . . . . . .     15,692,000      36,373,000                     (29,205,000) (H)        22,860,000
       Land   . . . . . . . . . . . . . . . .     26,904,000         577,000         15,000          710,000  (I)        28,176,000
                                                ------------     -----------    -----------     ------------           ------------
                                                 764,760,000      58,889,000     15,238,000        4,629,000            813,040,000
                                                ------------     -----------    -----------     ------------           ------------
   Other Assets
       Buildings  . . . . . . . . . . . . . .      1,803,000                                                              1,803,000
       Land   . . . . . . . . . . . . . . . .     25,512,000          50,000         22,000                              25,540,000
                                                ------------     -----------    -----------     ------------           ------------
                                                  27,315,000          50,000         22,000                              27,343,000
                                                ------------     -----------    -----------     ------------           ------------
                                                $792,075,000     $58,939,000    $15,260,000     $  4,629,000           $840,383,000
                                                ============     ===========    ===========     ============           ============

Year Ended January 2, 1994
   Plant Assets
       Machinery, equipment and fixtures  . .   $571,312,000     $20,834,000     $7,854,000      $  (759,000) (J)      $583,533,000
       Leasehold improvements   . . . . . . .     29,644,000         610,000        760,000         (207,000) (K)        29,287,000
       Buildings  . . . . . . . . . . . . . .    161,048,000         658,000        233,000        4,960,000  (L)       166,433,000
       Construction in progress   . . . . . .     22,860,000      56,796,000                     (54,631,000) (M)        25,025,000
       Land   . . . . . . . . . . . . . . . .     28,176,000         241,000         13,000          395,000  (N)        28,799,000
                                                ------------     -----------     ----------     ------------           ------------
                                                 813,040,000      79,139,000      8,860,000      (50,242,000)           833,077,000
                                                ------------     -----------     ----------     ------------           ------------
   Other Assets
       Machinery, equipment and fixtures  . .                                                      1,700,000  (O)         1,700,000
       Buildings  . . . . . . . . . . . . . .      1,803,000                                                              1,803,000
       Land   . . . . . . . . . . . . . . . .     25,540,000         626,000         93,000                              26,073,000
                                                ------------    ------------    -----------     ------------           ------------
                                                  27,343,000         626,000         93,000        1,700,000             29,576,000
                                                ------------    ------------    -----------     ------------           ------------
                                                $840,383,000    $ 79,765,000    $ 8,953,000     $(48,542,000)          $862,653,000
                                                ============    ============    ===========     ============           ============

- ----------
    (A) Consists of completed construction transferred from construction in progress.
    (B) Includes $407,000 of completed construction transferred from construction in progress and $691,000 reclassified to buildings.
    (C) Includes $17,231,000 of completed construction transferred from construction in progress and $691,000 reclassified from leasehold improvements.
    (D)   Consists of completed construction transferred to related accounts.
    (E) Includes $25,620,000 of completed construction transferred from related accounts and $3,113,000 of assets of subsidiaries acquired.

                                                                      SCHEDULE V
                                                                     (CONTINUED)


    (F) Includes $538,000 of completed construction transferred from related accounts and $195,000 of assets of subsidiaries acquired.
    (G) Includes $2,455,000 of completed construction transferred from related accounts, $1,113,000 of assets of subsidiaries acquired, and $90,000 reclassified from land.
    (H) Includes $28,626,000 of completed construction transferred to related accounts, $872,000 transferred to other assets, and $293,000 of assets of subsidiaries acquired.
    (I) Includes $800,000 of assets of subsidiaries acquired and $90,000 reclassified to buildings.
    (J) Includes $32,591,000 of completed construction transferred from construction in progress net of $31,650,000 of assets of cable subsidiary sold and $1,700,000 transferred to non-operating property.
    (K) Includes $277,000 of completed construction transferred from construction in progress net of $484,000 of assets of cable subsidiary sold.
    (L) Includes $5,301,000 of completed construction transferred from construction in progress net of $341,000 of assets of cable subsidiary sold.
    (M) Includes $38,307,000 of completed construction transferred to related accounts, $16,280,000 of assets of cable subsidiary sold, and $44,000 transferred to other assets.
    (N) Includes $138,000 of completed construction transferred from construction in progress, and $257,000 reclassified from other assets.
    (O) Consists of non-operating property transferred from machinery, equipment and fixtures.

                                                                     SCHEDULE VI


                                                     THE WASHINGTON POST COMPANY
                                              SCHEDULE VI--ACCUMULATED DEPRECIATION AND
                                            AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT


- -----------------------------------------------------------------------------------------------------------------------------------
               COLUMN A                          COLUMN B         COLUMN C      COLUMN D           COLUMN E              COLUMN F
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                 ADDITIONS
                                                                 ---------

                                                BALANCE AT       CHARGED TO                                             BALANCE AT
                                               BEGINNING OF       COSTS AND                          OTHER                END OF
              DESCRIPTION                         PERIOD          EXPENSES    RETIREMENTS           CHANGES               PERIOD
- -----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 29, 1991
   Plant Assets
       Machinery, equipment and fixtures  . . . $270,822,000     $49,013,000    $13,902,000                            $305,933,000
       Leasehold improvements   . . . . . . .     12,479,000       4,270,000        768,000                              15,981,000
       Buildings  . . . . . . . . . . . . . .     48,390,000       5,412,000      1,269,000                              52,533,000
                                                ------------     -----------    -----------    -------------           ------------
            . . . . . . . . . . . . . . . . .    331,691,000      58,695,000     15,939,000                             374,447,000
                                                ------------     -----------    -----------    -------------           ------------
   Other Assets
       Buildings  . . . . . . . . . . . . . .        583,000          93,000                                                676,000
                                                ------------     -----------    -----------    -------------           ------------
                                                $332,274,000     $58,788,000    $15,939,000                            $375,123,000
                                                ============     ===========    ===========    =============           ============
Year Ended January 3, 1993
   Plant Assets
       Machinery, equipment and fixtures  . .   $305,933,000     $48,382,000    $13,408,000       $  684,000  (A)      $341,591,000
       Leasehold improvements   . . . . . . .     15,981,000       4,080,000        410,000          966,000  (B)        20,617,000
       Buildings  . . . . . . . . . . . . . .     52,533,000       6,760,000         67,000          802,000  (C)        60,028,000
                                                ------------     -----------    -----------      -----------           ------------
            . . . . . . . . . . . . . . . . .    374,447,000      59,222,000     13,885,000        2,452,000            422,236,000
                                                ------------     -----------    -----------      -----------           ------------
   Other Assets
       Buildings  . . . . . . . . . . . . . .        676,000         142,000                                                818,000
                                                ------------     -----------    -----------      -----------           ------------
                                                $375,123,000     $59,364,000    $13,885,000      $ 2,452,000           $423,054,000
                                                ============     ===========    ===========      ===========           ============
Year Ended January 2, 1994
   Plant Assets
       Machinery, equipment and fixtures  . .   $341,591,000     $49,103,000     $7,127,000      $(5,356,000) (D)      $378,211,000
       Leasehold improvements   . . . . . . .     20,617,000       4,122,000        387,000          587,000  (E)        24,939,000
       Buildings  . . . . . . . . . . . . . .     60,028,000       6,318,000        167,000           30,000  (F)        66,209,000
                                                ------------     -----------    -----------      -----------            -----------
                                                 422,236,000      59,543,000      7,681,000       (4,739,000)           469,359,000
                                                ------------     -----------    -----------      -----------            -----------
   Other Assets
       Machinery, equipment and fixtures  . .                                                     $1,700,000  (G)        $1,700,000
       Buildings  . . . . . . . . . . . . . .        818,000          93,000                                                911,000
                                                ------------     -----------    -----------      -----------           ------------
                                                     818,000          93,000                       1,700,000              2,611,000
                                                ------------     -----------    -----------      -----------           ------------
                                                $423,054,000     $59,636,000    $ 7,681,000      $(3,039,000)          $471,970,000
- ------------                                    ============     ===========    ===========      ===========           ============

   (A) Includes $1,139,000 related to assets of subsidiaries acquired net of $455,000 of reclassifications of prior year additions.
   (B) Includes $97,000 related to assets of subsidiaries acquired and $869,000 of reclassifications.
   (C) Includes $77,000 related to assets of subsidiaries acquired and $725,000 of reclassifications of prior year additions.
   (D) Includes $3,454,000 related to assets of cable subsidiary sold, $1,700,000 transferred to non-operating property, and $202,000 transferred to other assets.
   (E) Includes $615,000 related to reclassifications net of $28,000 of assets of cable subsidiary sold.
   (F) Includes $58,000 related to reclassifications net of $28,000 of assets of cable subsidiary sold.
   (G) Relates to non-operating property transferred from machinery, equipment and fixtures.

                                                                   SCHEDULE VIII


                                                     THE WASHINGTON POST COMPANY
                                            SCHEDULE VIII--VALUATION ACCOUNTS AND RESERVES


- -----------------------------------------------------------------------------------------------------------------------------------
                COLUMN A                                                 COLUMN B        COLUMN C        COLUMN D        COLUMN E
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                       ADDITIONS --
                                                                        BALANCE AT      CHARGED TO                      BALANCE AT
                                                                         BEGINNING       COSTS AND                        END OF
               DESCRIPTION                                               OF PERIOD       EXPENSES       DEDUCTIONS        PERIOD
- -----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 29, 1991
   Allowance for doubtful accounts and returns  . . . . . . . .        $26,600,000      $42,729,000     $41,168,000     $28,161,000
   Allowance for advertising rate adjustments and discounts   .          6,628,000       10,287,000       9,434,000       7,481,000
                                                                       -----------      -----------     -----------     -----------
                                                                       $33,228,000      $53,016,000     $50,602,000     $35,642,000
                                                                       ===========      ===========     ===========     ===========
Year Ended January 3, 1993
   Allowance for doubtful accounts and returns  . . . . . . . .        $28,161,000      $48,140,000     $48,006,000     $28,295,000
   Allowance for advertising rate adjustments and discounts   .          7,481,000        9,493,000       9,969,000       7,005,000
                                                                       -----------      -----------     -----------     -----------
                                                                       $35,642,000      $57,633,000     $57,975,000     $35,300,000
                                                                       ===========      ===========     ===========     ===========
Year Ended January 2, 1994
   Allowance for doubtful accounts and returns  . . . . . . . .        $28,295,000      $47,558,000     $45,005,000     $30,848,000
   Allowance for advertising rate adjustments and discounts   .          7,005,000        9,073,000       8,324,000       7,754,000
                                                                       -----------       ----------     -----------     -----------
                                                                       $35,300,000      $56,631,000     $53,329,000     $38,602,000
                                                                       ===========      ===========     ===========     ===========

                                                                      SCHEDULE X


                                                     THE WASHINGTON POST COMPANY
                                        SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION


- -----------------------------------------------------------------------------------------------------------------------------------
                COLUMN A                                                                                  COLUMN B
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                          CHARGED TO COSTS AND EXPENSES YEAR ENDED
                                                                                        -------------------------------------------
                                                                                        DECEMBER 29,     JANUARY 3,      JANUARY 2,
               DESCRIPTION                                                                  1991            1993            1994
- -----------------------------------------------------------------------------------------------------------------------------------
Maintenance and repairs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $10,219,000     $11,313,000     $11,166,000
Amortization of goodwill and other intangibles  . . . . . . . . . . . . . . . . . .      15,272,000      15,478,000      16,216,000
Taxes other than payroll and income taxes . . . . . . . . . . . . . . . . . . . . .      16,878,000      16,625,000      15,908,000
Royalties, primarily amortization of film rights  . . . . . . . . . . . . . . . . .      30,626,000      22,086,000      20,871,000
Advertising . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,289,000      14,617,000      15,714,000

                          THE WASHINGTON POST COMPANY
                          ---------------------------


                          MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                       =================================

This analysis should be read in conjunction with the consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS - 1993 COMPARED TO 1992

Net income in 1993 was $165.4 million, an increase of 29 percent over net income of $127.8 million last year. Earnings per share rose 30 percent to $14.08, from $10.80 in 1992. Earnings in 1993 included a one-time credit of $11.6 million ($.98 per share) related to the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and an after-tax gain of $13.4 million ($1.14 per share) from the sale of the company's cable franchises in the United Kingdom. Excluding these two items, 1993 net income and earnings per share increased 10 percent and 11 percent, respectively.
    Revenues for 1993 totaled $1,498 million, an increase of 3 percent from $1,451 million in 1992. Both advertising revenues and circulation and subscriber revenues rose 2 percent, while other revenues increased 18 percent. Full year revenues from businesses acquired at the end of 1992, principally Pro Am Sports System (PASS), a regional sports cable network, contributed to the improvement in other revenues in 1993. Results for 1993 included 52 weeks at The Washington Post and The Herald newspapers; 1992 included 53 weeks.
    Costs and expenses for the year increased 3 percent to $1,259 million, from $1,219 million in 1992. Approximately 40 percent of the total increase relates to additional expenses associated with businesses that were acquired at the end of 1992, while the remainder reflects normal increases in the costs of operations and the continued investment in personal communications services
(PCS). Nonrecurring charges included in 1992 costs were expenses related to a restructuring at Kaplan and net costs associated with the termination of one of the health care plans at The Washington Post newspaper. In 1993 operating income rose to $239.0 million, a 3 percent increase over $232.1 million in 1992.

NEWSPAPER DIVISION. Results at the newspaper division included 52 weeks in 1993, compared with 53 weeks in 1992 and also included full year results at The Gazette Newspapers (formerly known as The Gaithersburg Gazette) in 1993, compared with ten months in 1992. At the newspaper division revenues increased 2 percent in 1993. Advertising revenue for the division rose 3 percent. At The Washington Post, advertising revenues increased 2 percent, as rate increases more than offset a 1 percent decline in advertising linage. Retail linage at The Post decreased by less than 1 percent, and general volume was down 2 percent. Classified linage was 3 percent below last year, primarily due to the continued softness in the Washington, D.C., real estate market. Preprint volume remained strong in 1993. Circulation revenues for the newspaper division decreased 1 percent, principally due to the inclusion of the 53rd week in 1992. For the twelve-month period ended September 30, 1993, daily circulation at The Washington Post rose 1 percent, while Sunday circulation decreased almost 1 percent from 1992 levels, reflecting the introduction of several competing Sunday newspapers in the Washington, D.C., market. The Post maintained its share of the market with 51 percent penetration daily, while Sunday penetration declined to 66 percent.
    Newspaper division operating margin was 18 percent, unchanged from the prior year. The previously mentioned increases in advertising revenues were offset by normal increases in payroll and fringe benefit costs. A slight increase in average newsprint prices accounted for the 3 percent rise in newsprint expense.

BROADCAST DIVISION. Revenues at the broadcast division increased 9 percent over last year. National advertising revenues increased 10 percent during the year, while local advertising revenues rose 8 percent. These increases were primarily due to a surge in automobile advertising in 1993.
    Viewership remained strong in all four markets in 1993. In the latest ratings period, all four television stations were ranked number one, sign-on to sign-off, in their markets.
    Operating margin at the broadcast division increased to 37 percent, from 34 percent in 1992. Results in 1992 included the impact of Hurricane Andrew on WPLG in Miami and lower revenues from sports programming at WDIV in Detroit, which were partially offset by higher political advertising revenues.

                          THE WASHINGTON POST COMPANY
                          ---------------------------


MAGAZINE DIVISION. Newsweek revenues in 1993 decreased 4 percent, principally due to an 8 percent decline in advertising revenues at both the domestic and international editions. Lower rates and fewer pages were responsible for the decrease. Circulation revenues increased 1 percent at Newsweek, with higher volume and rates at the international editions being the major contributors to the increase. In 1993 Newsweek Domestic published the same number of weekly issues as in 1992 (52), with two special newsstand issues in 1993, compared with one special issue in 1992. At Newsweek International 51 weekly issues were published in 1993, the same as in the prior year.
    At Newsweek, the operating margin decreased to 5 percent, from 7 percent in 1992, principally as a result of the decrease in advertising revenues and certain costs related to the relocation of the New York City operations scheduled for 1994.

CABLE DIVISION. Revenues at the cable division in 1993 increased 7 percent over last year (excluding the operations in the United Kingdom, which were sold in September 1993, revenues also increased 7 percent). The number of basic subscribers rose 4 percent, primarily due to the 10,000 subscribers acquired from Coast TV Cable, Inc., in Long Beach, Mississippi. Also affecting the change in division revenues were higher advertising revenues at the domestic systems, an approximately $3 million negative impact of rate reregulation and the sale of the company's cable operations in the United Kingdom.
    Operating margin in 1993 remained flat at 22 percent, compared to the prior year. Excluding the operations in the United Kingdom, 1993 operating margin was 25 percent, the same as in 1992. Domestic cable cash flow rose 5 percent to $85.9 million, from $82.0 million last year. Total costs at the domestic systems increased 9 percent, reflecting the continued rise in programming costs and the larger number of subscribers.

OTHER BUSINESSES. In 1993 revenues from other businesses increased 23 percent. Revenues from PASS, acquired at the end of 1992, were the major contributor to the increase. Revenues at Stanley H. Kaplan Educational Center rose 3 percent over last year, and enrollments increased 2 percent, principally in the lower priced courses.
    The company's other businesses recorded an operating loss of $9.1 million in 1993, compared with an operating loss of $6.1 million in 1992, principally due to the expansion of established businesses, the continuing investment in PCS and lower operating results at Kaplan. This decline at Kaplan was a result of additional costs related to a change in its operating structure, implemented at the end of 1992.

EQUITY IN EARNINGS AND LOSSES OF AFFILIATES. The company's equity in earnings of affiliates for 1993 was a loss of $2.0 million, compared with a loss of $11.7 million in 1992. Better results at the company's newsprint affiliates, which included gains on the sale of land in 1993, contributed to the improvement.

NON-OPERATING ITEMS. Interest income, net of interest expense, was $6.1 million in 1993, compared with $5.5 million in 1992. This increase was a result of higher invested cash balances, which were partially offset by lower interest rates.
    Other income in 1993 was $20.4 million, compared with other expense of $1.7 million in 1992. In 1993 other income included a $20.2 million gain on the sale of the company's cable franchises in the United Kingdom. In 1992 other expense included the recognition of unrealized losses on the company's forward foreign currency contracts, in addition to the costs associated with the disposition of certain plant, property and equipment.

INCOME TAXES. The effective tax rate decreased to 41.6 percent in 1993, from 43 percent in 1992, exclusive of the cumulative effect of the change in accounting principle. During 1993 the company adjusted the provision for income taxes to reflect the increase in the federal income tax rate, which was retroactive to the beginning of the year. Offsetting the rate increase was the lower effective rate for foreign taxes recorded on the sale of the company's cable operations in the United Kingdom.

RESULTS OF OPERATIONS - 1992 COMPARED TO 1991

In 1992 net income increased 80 percent to $127.8 million, from net income of $70.8 million in 1991. Earnings per share increased 81 percent to $10.80, from $5.96 in 1991. The company's 1991 earnings included a one-time, after-tax charge of $47.9 million ($4.04 per share) related to a change in accounting for certain employee postretirement benefits. Net income in 1991 also included a credit of $10.0 million ($.84 per share) resulting from a settlement with the Internal Revenue Service (IRS) and an after-tax charge of $3.5 million ($.30 per share) for severance and related costs resulting from a voluntary reduction in staff at The Washington Post newspaper. Excluding these nonrecurring charges and credits from 1991 results, both net income and earnings per share for 1992 increased 14 percent.
    Results for 1992 included 53 weeks at The Washington Post and The Herald newspapers; 1991 included 52 weeks. Also included in 1992 are the acquisitions of The Gazette Newspapers and other small businesses.

                          THE WASHINGTON POST COMPANY
                          ---------------------------


    Total operating revenues in 1992 were $1,451 million, an increase of 5 percent from $1,380 million in 1991. The improvement was due to a 5 percent rise in advertising revenues, an increase of 6 percent in circulation and subscriber revenues and a 4 percent increase in other revenues.
    Total operating costs and expenses were $1,219 million, an increase of 3 percent over $1,187 million in 1991. Included in 1991 operating expenses was a pretax charge of $6 million for severance and related costs resulting from a voluntary reduction in staff at The Washington Post newspaper. Also included in 1991 expenses was a write down of the company's programming rights to "The Cosby Show." Excluding these charges in 1991, total operating costs and expenses increased approximately 4 percent in 1992. This increase reflects normal increases in payroll and related fringe benefit costs and other expenses, partially offset by lower newsprint and magazine paper costs, which decreased 16 percent. Higher costs related to the expansion of cable operations in the United Kingdom and continued investment in PCS also contributed to the increase. Several nonrecurring charges are included in 1992, including charges related to a restructuring at Kaplan and net expenses related to the termination of one of the health care plans at The Washington Post newspaper. Income from operations in 1992 increased 20 percent to $232.1 million, from $192.9 million in 1991.

NEWSPAPER DIVISION. Revenues at the newspaper division rose 5 percent from 1991 levels, mostly due to a 5 percent increase in advertising revenues. Results at The Gazette Newspapers also contributed to the increase. Rate increases more than offset the 4 percent decrease in advertising linage at The Washington Post, reflecting the slow economic recovery of the Washington, D.C., market. Retail volume decreased 8 percent, and general volume was down 7 percent, while classified volume was flat. Preprint volume, on the other hand, rose 14 percent as a result of increased daily demand for inserts by advertisers, some of which were formerly users of ROP. Circulation revenues increased 5 percent in 1992, due to an increase in Sunday rates at The Post, from $1.25 to $1.50. For the twelve-month period ended September 30, 1992, daily circulation at The Post was even with the prior year, while Sunday circulation increased slightly, with primary market penetration remaining high at 68 percent on Sunday and 51 percent for daily.
    At the newspaper division, operating margin increased to 18 percent, from 14 percent in 1991. Contributing to this increase was the decline in newsprint prices and effective cost controls; over the past three years The Post has reduced the number of full-time employees by 7 percent through voluntary buyouts and early retirement programs.

BROADCAST DIVISION. Broadcast division revenues decreased 1 percent. Local advertising revenues rebounded from 1991 levels, increasing 6 percent. However, national and network revenues fell 6 percent and 9 percent, respectively, more than offsetting the increase in local advertising. Results included the impact of Hurricane Andrew on WPLG in Miami and lower advertising revenue from sports programming at WDIV in Detroit. These losses were partially offset by $6.8 million in political advertising.
    Operating margin at the broadcast division increased to 34 percent, from 30 percent in 1991, which included the write down of programming rights to "The Cosby Show."

MAGAZINE DIVISION. At Newsweek total revenues increased 6 percent in 1992. Advertising revenues increased 9 percent, bolstered by a combination of volume and rate increases at both the domestic and international editions. Newsweek circulation revenues rose 3 percent over 1991 levels. Higher subscription rates at the domestic edition were principally responsible for the increase. During the year the domestic edition produced the same number of weekly issues as in 1991 (52); 1992 also included the publication of one special issue, compared to four in 1991. The international edition published 51 issues in both 1992 and 1991.
    Newsweek's operating margin increased to 7 percent, from 3 percent the prior year. Contributing to this improvement were lower manufacturing and distribution costs compared with last year, which included the expenses associated with the four special issues and the special inserts related to the Persian Gulf War.

CABLE DIVISION. Cable division revenues in 1992 rose 9 percent over the prior year (7.5 percent excluding the operations in the United Kingdom). Contributing to the increase were a 3 percent rise in the number of basic subscribers, higher rates and increased advertising at the domestic systems. On December 31, 1992, the company acquired the assets of Coast TV Cable, Inc., which have not been included in the 1992 results.
    Operating margin in 1992 remained flat at 22 percent, unchanged from the prior year. Excluding the operations in the United Kingdom, 1992 operating margin would have been 25 percent, compared to 23 percent in 1991. Total operating costs at the domestic systems rose by 6 percent, due to the larger number of subscribers and higher programming costs, while cash flow increased 9 percent to $82.0 million, from $75.3 million last year.

                          THE WASHINGTON POST COMPANY
                          ---------------------------


OTHER BUSINESSES. In 1992 revenues from other businesses increased 2 percent, primarily as a result of the newly acquired businesses in 1992. At Stanley H. Kaplan Educational Center, enrollments increased 2 percent; however, the improvement resulted from increased registrations for lower priced courses, while enrollments in higher priced courses decreased.
    Operating income at the company's other businesses decreased from $10.2 million in 1991, to an operating loss of $6.1 million in 1992, due to continuing investment in PCS and lower operating results at Kaplan. This decline at Kaplan included a restructuring charge related to the change in its distribution system to gain more control over its field operations.

EQUITY IN EARNINGS AND LOSSES OF AFFILIATES. The company's equity in earnings of affiliates for 1992 was a loss of $11.7 million, compared with a loss of $1.9 million in 1991. Further weaknesses at the company's newsprint manufacturing affiliates contributed to the loss.

NON-OPERATING ITEMS. Net interest income totaled $5.5 million in 1992, compared with net interest expense of $.4 million in 1991. Included in 1991 were a fee of $2.1 million related to the $50 million prepayment on the company's 10.68 percent promissory notes and interest of $1.6 million related to the tax settlement with the IRS, mentioned previously.
    Other expense in 1992 and 1991 included the costs related to the disposition of certain plant, property and equipment. In 1992 other expense also included the recognition of unrealized losses on the company's forward foreign currency contracts.

INCOME TAXES. The effective tax rate increased to 43 percent in 1992, from 37.6 percent in 1991, exclusive of the cumulative effect of the change in accounting for other postretirement benefits. The favorable settlement with the IRS significantly lowered the effective rate in 1991.

FINANCIAL CONDITION: CAPITAL RESOURCES
AND LIQUIDITY

During the period 1991 through 1993 the company spent approximately $285 million on purchases of additional plant, property and equipment, investments in new businesses, various other capital programs, and the repurchase of Class B common stock. In September 1993 the company sold its cable franchises in the United Kingdom for approximately $65 million. Including this transaction, since the end of 1992 working capital has increased by approximately $124 million. At January 2, 1994, the company had $172 million in cash and cash equivalents, $258 million in marketable securities and $52 million in debt.
    During 1993 and 1992 the company repurchased 99,800 and 33,949 shares, respectively, of its Class B common stock at a cost of $23.1 million and $7.5 million, respectively. Sixty-three thousand of these shares were purchased from The Washington Post Company Profit Sharing Plan. The annual dividend rate in 1994 remains at $4.20 per share.
    In December 1993 the Federal Communications Commission (FCC) awarded a pioneer's preference for personal communications services to American PCS, L.P. (known as American Personal Communications or APC), a limited partnership in which The Washington Post Company has a 70 percent interest. In accordance with that preference, APC has applied at the FCC for a license to operate a PCS system in most of Maryland, Washington, D.C., northern Virginia and portions of West Virginia and Pennsylvania. APC has begun to acquire cell sites and specify PCS equipment, and upon authorization from the FCC, will begin construction of the system itself. The company estimates that its cost of construction could approximate $200 million, most of which will be incurred in 1994 and 1995.
    The company has an agreement to purchase the assets of two television stations in Houston and San Antonio, Texas, for approximately $250 million. The completion of the transaction is contingent upon approval by the FCC, which the company received in February 1994.
    Excluding the expansion of PCS and the purchase of the television stations, the company estimates that in 1994 it will spend approximately $80 million to $100 million for plant and equipment, principally for the completion of various projects at the newspaper and magazine divisions and the development of new media products. It expects to fund all of these expenditures from cash flow from operations.
    In February 1994 the FCC issued new rules related to pricing and reregulation of the cable industry. The company is in the process of evaluating the rules, but does not expect them to have a material effect on consolidated financial results.
    In management's opinion, the company will have ample liquidity to meet the various cash needs in 1994 as outlined above.

                     [THIS PAGE INTENTIONALLY LEFT BLANK]

                         THE WASHINGTON POST COMPANY
                         ---------------------------


                          TEN-YEAR SUMMARY OF SELECTED
                           HISTORICAL FINANCIAL DATA
                          ============================


See Notes to Consolidated Financial Statements for the summary of significant accounting policies and additional information relative to the years 1991-1993.


- ----------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)                                    1993              1992             1991
- ----------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
  Operating revenues                                                   $  1,498,191      $ 1,450,867      $  1,380,261
  Income from operations                                               $    238,980      $   232,112      $    192,866
  Income before cumulative effect of changes in accounting
    principle                                                          $    153,817      $   127,796      $    118,721
  Cumulative effect of change in method of accounting
    for income taxes                                                         11,600               --                --
  Cumulative effect of change in method of accounting
    for postretirement benefits other than pensions                              --               --           (47,897)
                                                                       ------------      -----------      ------------
  Net income                                                           $    165,417      $   127,796      $     70,824
                                                                       ============      ===========      ============
PER SHARE AMOUNTS
  Earnings per share
    Income before cumulative effect of changes in accounting
      principle                                                              $13.10           $10.80            $10.00
    Cumulative effect of change in method of accounting
      for income taxes                                                          .98               --                --
    Cumulative effect of change in method of accounting
      for postretirement benefits other than pensions                            --               --             (4.04)
                                                                             ------           ------            ------
    Net income                                                               $14.08           $10.80            $ 5.96
                                                                             ======           ======            ======
  Cash dividends                                                             $ 4.20           $ 4.20            $ 4.20
  Shareholders' equity                                                       $92.84           $84.17            $78.12

AVERAGE NUMBER OF SHARES OUTSTANDING                                         11,750           11,830            11,876

FINANCIAL POSITION
  Current assets                                                       $    625,574      $   524,975      $    472,219
  Working capital                                                           367,041          242,627           183,959
  Property, plant and equipment                                             363,718          390,804           390,313
  Total assets                                                            1,622,504        1,568,121         1,487,661
  Long-term debt                                                             51,768           51,842            51,915
  Shareholders' equity                                                    1,087,419          993,005           924,285

                         THE WASHINGTON POST COMPANY
                         ---------------------------


- ------------------------------------------------------------------------------------------------------------------------
     1990               1989             1988              1987             1986              1985             1984
- ------------------------------------------------------------------------------------------------------------------------

$  1,438,640      $  1,444,094      $  1,367,613      $  1,315,422     $  1,215,064      $  1,078,650        $   984,303
$    281,768      $    313,691      $    233,290      $    257,073     $    228,986      $    204,186        $   166,295

$    174,576      $    197,893      $    269,117      $    186,743     $    100,173      $    114,261        $    85,886

          --                --                --                --               --                --                 --

          --                --                --                --               --                --                 --
- ------------      ------------      ------------      ------------     ------------      ------------        -----------
$    174,576      $    197,893      $    269,117      $    186,743     $    100,173      $    114,261        $    85,886
============      ============      ============      ============     ============      ============        ===========



      $14.45            $15.50            $20.91            $14.52           $ 7.80            $ 8.66             $ 6.11

          --                --                --                --               --                --                 --

          --                --                --                --               --                --                 --
      ------            ------            ------            ------           ------            ------             ------
      $14.45            $15.50            $20.91            $14.52           $ 7.80            $ 8.66             $ 6.11
      ======            ======            ======            ======           ======            ======             ======
      $ 4.00            $ 1.84            $ 1.56            $ 1.28           $ 1.12            $  .96             $  .80
      $76.31            $75.40            $67.50            $47.80           $34.04            $27.26             $27.17

      12,081            12,768            12,873            12,861           12,842            13,194             14,050


$    471,669      $    553,188      $    493,736      $    226,523     $    219,422      $    359,174        $   218,559
     175,807           283,118           235,698           (50,290)         (22,647)          150,397             56,850
     394,979           370,597           352,113           371,080          343,702           219,310            191,072
   1,496,509         1,532,211         1,422,267         1,194,196        1,145,227           885,079            645,800
     126,988           152,061           154,751           155,791          336,140           222,392              6,250
     905,112           941,522           868,240           614,009          436,590           349,548            380,127

                                                       INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                                                       DESCRIPTION
    ------                                                       -----------

      3.1          ---    Certificate of Incorporation of the Company as amended through May 12, 1988 (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated May 12, 1988).
      3.2          ---    By-Laws of the Company as amended through September 9, 1993 (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 3, 1993.)
                          In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, the Company hereby agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument defining the rights of holders of long-term debt of the Company or any subsidiary which is not required to be filed herewith because the total amount of securities authorized thereunder does not exceed 10 percent of the total consolidated assets of the Company.
      10.1         ---    The Washington Post Company Annual Incentive Compensation Plan (adopted January 9, 1974) as amended through January 4, 1982 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on
                          Form 10-K for the fiscal year ended January 3, 1982).*
      10.2         ---    The Washington Post Company Long-Term Incentive Compensation Plan (adopted December 11, 1981) as amended through March 13, 1992 (incorporated by reference to Exhibit 10.2 to the Company's Annual
                          Report on Form 10-K for the fiscal year ended December 29, 1991).*
      10.3         ---    The Washington Post Company Stock Option Plan as amended and restated through May 13, 1993
                          (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 1993).*
      10.4         ---    The Washington Post Company Supplemental Executive Retirement Plan as amended and restated effective
                          December 31, 1993.*
      10.5         ---    Letter Agreement between the Company and Richard D. Simmons dated May 9, 1991 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                          1991).*
      11           ---    Calculation of earnings per share of common stock.
      21           ---    List of subsidiaries of the Company.
      23           ---    Consent of independent accountants.
      24           ---    Power of attorney dated March 10, 1994.

- ------------
    * A management contract or compensatory plan or arrangement required to be included as an exhibit hereto pursuant to Item 14(c) of Form 10-K.