Form 10-Q
period 1994-04-03
WASHINGTON POST CO
filed 1994-05-18
CIK 104889

                     This report (including all exhibits)
                consists of a total of 12 pages, of which this
             page is number 1.  The exhibit index is on page 10.


                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarterly
Period Ended       April 3, 1994   Commission File Number 1-6714
            -------------------------------------------------------------------

                         THE WASHINGTON POST COMPANY
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                     Delaware                           53-0182885
- --------------------------------------------------------------------------------
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)


   1150 15th Street, N.W.            Washington, D.C.             20071
- --------------------------------------------------------------------------------
         (Address of principal executive offices)                (Zip Code)


                          (202) 334-6000
- --------------------------------------------------------------------------------
         (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    .   No       .
                                              --------      -------

         Shares outstanding at April 30, 1994:

                 Class A Common Stock              1,843,250 Shares
                 Class B Common Stock              9,869,154 Shares

                          THE WASHINGTON POST COMPANY

                               INDEX TO FORM 10-Q

                                                                  PAGE

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements of Income
                  (Unaudited) for the Thirteen Weeks
                  Ended April 3, 1994 and April 4, 1993.........   3

           Condensed Consolidated Balance Sheets (Unaudited)
                  at April 3, 1994 and January 2, 1994..........   4

           Condensed Consolidated Statements of Cash Flows
                  (Unaudited) for the Thirteen Weeks Ended
                  April 3, 1994 and April 4, 1993...............   5

           Notes to Condensed Consolidated Financial Statements
                  (Unaudited)...................................   6

Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........   7

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.....................  10

Signatures......................................................  11

Exhibit 11......................................................  12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

The Washington Post Company
Consolidated Statements of Income (Unaudited)

                                                                                    Thirteen Weeks Ended
                                                                               -------------------------------
                                                                               April 3,               April 4,
(In thousands, except per share amounts)                                         1994                   1993
                                                                               --------               --------
Operating revenues
   Advertising                                                                  $212,195               $214,602
   Circulation and subscriber                                                    109,165                113,428
   Other                                                                          37,094                 33,676
                                                                                 -------               --------
                                                                                 358,454                361,706
                                                                                 -------               --------

Operating costs and expenses
   Operating                                                                     199,553                195,083
   Selling, general and administrative                                            88,957                 97,783
   Depreciation and amortization of property,
      plant and equipment                                                         14,710                 14,982
   Amortization of goodwill and other intangibles                                  4,031                  4,067
                                                                                 -------                -------
                                                                                 307,251                311,915
                                                                                 -------                -------

Income from operations                                                            51,203                 49,791

Other income (expense)
   Equity in losses of affiliates                                                 (5,385)                (1,795)
   Interest income                                                                 3,565                  2,606
   Interest expense                                                               (1,435)                (1,446)
   Other                                                                           2,604                    (51)
                                                                                 -------                -------

Income before income taxes and cumulative
   effect of change in accounting principle                                       50,552                 49,105
                                                                                 -------                -------

Provision for income taxes
   Current                                                                        22,962                 20,991
   Deferred                                                                       (1,222)                  (391)
                                                                                 -------                -------
                                                                                  21,740                 20,600
                                                                                 -------                -------

Income before cumulative effect of change in
   accounting principle                                                           28,812                 28,505

Cumulative effect of change in method of
   accounting for income taxes                                                        --                 11,600
                                                                                 -------                -------

Net income                                                                      $ 28,812               $ 40,105
                                                                                 =======                =======

Earnings per share:
   Before cumulative effect of change in
      accounting principle                                                         $2.46                  $2.42

   Cumulative effect of change in
      accounting principle                                                            --                    .98
                                                                                  ------                 ------

   Net income                                                                    $  2.46                $  3.40
                                                                                  ======                 ======

Dividends declared per share                                                     $  2.10                $  2.10
                                                                                  ======                 ======

Average number of shares outstanding                                              11,720                 11,796

The Washington Post Company
Consolidated Balance Sheets (Unaudited)

                                                                                April 3,             January 2,
(In thousands)                                                                    1994                  1994
                                                                                --------              --------

Assets

Current assets
   Cash and cash equivalents                                                   $  377,891           $  171,512
   Marketable securities                                                           76,870              258,412
   Accounts receivable, less estimated returns,
      doubtful accounts and allowances                                            126,004              140,518
   Inventories                                                                     20,678               16,419
   Program rights                                                                  14,564               15,460
   Other current assets                                                            17,451               23,253
                                                                                ---------            ---------
                                                                                  633,458              625,574

Investments in affiliates                                                         158,845              155,251

Property, plant and equipment
   Buildings                                                                      170,159              166,433
   Machinery, equipment and fixtures                                              582,030              579,423
   Leasehold improvements                                                          29,452               29,287
                                                                                ---------            ---------
                                                                                  781,641              775,143
   Less accumulated depreciation and amortization                                (482,015)            (469,359)
                                                                                ---------            ---------
                                                                                  299,626              305,784
   Land                                                                            28,841               28,799
   Construction in progress                                                        43,269               29,135
                                                                                ---------            ---------
                                                                                  371,736              363,718
Goodwill and other intangibles,
   less accumulated amortization                                                  304,898              309,157

Deferred charges and other assets                                                 190,675              168,804
                                                                                ---------             --------
                                                                               $1,659,612           $1,622,504
                                                                                =========            =========
Liabilities and Shareholders' equity

Current liabilities
   Accounts payable and accrued liabilities                                    $  147,639           $  163,553
   Federal and state income taxes                                                  36,912               15,726
   Deferred subscription revenue                                                   80,779               79,254
   Dividends declared                                                              12,299                   --
                                                                                ---------             --------
                                                                                  277,629              258,533
Other liabilities                                                                 195,610              191,088

Long-term debt                                                                     50,350               51,768

Deferred income taxes                                                              37,415               33,696
                                                                                ---------            ---------
                                                                                  561,004              535,085
Shareholders' equity

   Capital stock                                                                   20,000               20,000
   Capital in excess of par value                                                  21,322               21,354
   Retained earnings                                                            1,574,759            1,570,546
   Unrealized gain on available-for-sale
      securities (Note 3)                                                           6,285                   --
   Cumulative foreign currency translation
      adjustment                                                                    3,645                2,908
   Cost of class B common stock held in Treasury                                 (527,403)            (527,389)
                                                                                ---------            ---------
                                                                                1,098,608            1,087,419
                                                                                ---------             --------
                                                                               $1,659,612           $1,622,504
                                                                                =========            =========

The Washington Post Company
Consolidated Statements of Cash Flows (Unaudited)

                                                                                     Thirteen Weeks Ended
                                                                                ------------------------------
                                                                                April 3,              April 4,
(In thousands)                                                                    1994                  1993
                                                                                --------              --------
Cash flows from operating activities:
   Net income                                                                   $  28,812            $  40,105
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Cumulative effect of change in accounting
      principle                                                                        --              (11,600)
   Depreciation and amortization of property, plant
      and equipment                                                                14,710               14,982
   Amortization of goodwill and other intangibles                                   4,031                4,067
   Amortization of program rights                                                   4,661                4,795
   Provision for doubtful accounts                                                 15,276               14,319
   Increase in interest and income taxes payable                                   17,437               11,047
   Provision for deferred income taxes                                             (1,222)                (391)
   Change in assets and liabilities:
      (Increase) in accounts receivable                                              (937)             (33,879)
      (Increase) in inventories                                                    (4,259)              (1,557)
      (Decrease) in accounts payable and accrued
        liabilities                                                               (11,905)              (8,634)
   Other                                                                            5,202                6,281
                                                                                 --------             --------

      Net cash provided by operating activities                                    71,806               39,535

Cash flows from investing activities:
   Purchases of property, plant and equipment                                     (22,894)             (17,673)
   Purchases of marketable securities                                                  --             (103,965)
   Proceeds from sales of marketable securities                                   182,587              124,200
   Investments in certain businesses                                               (8,750)                  --
   Payments for program rights                                                     (4,526)              (5,361)
   Other                                                                              456                   18
                                                                                 --------             --------

      Net cash provided (used) by investing activities                            146,873               (2,781)

Cash flows from financing activities:
   Dividends paid                                                                 (12,300)             (12,404)
   Common shares repurchased                                                           --              (14,947)
                                                                                 --------             --------

      Net cash (used) by financing activities                                     (12,300)             (27,351)
                                                                                 --------             --------

Net increase in cash and cash equivalents                                         206,379                9,403

Beginning cash and cash equivalents                                               171,512               86,840
                                                                                 --------             --------

Ending cash and cash equivalents                                                $ 377,891            $  96,243
                                                                                 ========             ========

The Washington Post Company
Notes to Condensed Consolidated Financial Statements (Unaudited)


Note 1: Results of operations, when examined on a quarterly basis, reflect the seasonality of advertising that affects the newspaper, magazine and broadcasting operations. Advertising revenues in the second and fourth quarters are typically higher than first and third quarter revenues. All adjustments reflected in the interim financial statements are of a normal recurring nature.

Note 2: Summarized combined (unaudited) results of operations for the first quarters of 1994 and 1993 for the company's affiliates are as follows (in thousands):

                                                           First Quarter
                                                     ------------------------
                                                        1994           1993
                                                     ---------      ---------
Operating revenues                                   $167,142       $162,301
Operating income                                        2,454         (4,129)
Net loss                                               (4,204)        (3,323)


Note 3: Effective January 3, 1994, the company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). The adoption of SFAS No. 115 requires that certain investments in equity securities held by the company be classified as "available-for-sale" and measured at fair value. At April 3, 1994, the fair value of such equity securities was $14,341,000, which exceeded cost by approximately $11,026,000. The unrealized gain, net of deferred taxes of $4,741,000, is included as a separate item in shareholders' equity.

Item 2.   Management's Discussion and Analysis of Results of
Operations and Financial Condition

     This analysis should be read in conjunction with the consolidated financial statements and the notes thereto.

     Revenues and expenses in the first and third quarters are customarily lower than those in the second and fourth quarters because of significant fluctuations in advertising volume. For that reason, the results of operations for each quarter are compared with those of the corresponding quarter in the preceding year.

     RESULTS OF OPERATIONS

     Net income for the first quarter of 1994 was $28.8 million ($2.46 per share), a decrease of 28 percent from net income of $40.1 million ($3.40 per share) last year. First quarter 1993 earnings included a one-time credit of $11.6 million ($.98 per share) resulting from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Excluding this credit, net income in the first quarter of 1993 was $28.5 million ($2.42 per share).

     Revenues for the first three months of 1994 were $358.5 million, a decrease of 1 percent from $361.7 million in the same period last year. Advertising revenues declined 1 percent and circulation revenues fell 4 percent, while other revenues increased 10 percent.

     Costs and expenses for the first quarter of 1994 decreased 1.5 percent to $307.3 million, from $311.9 million in the first quarter of 1993. Operating expenses increased 2 percent, while selling, general and administrative expenses decreased 9 percent compared with the first three months of 1993. Normal increases in fixed costs, such as payroll and fringe benefits, were more than offset by newsprint and magazine paper expenses and other circulation related expenses, which declined due to lower consumption. In the first quarter of 1994 operating income rose to $51.2 million, a 3 percent increase over $49.8 million in 1993.

Newspaper Division. At the newspaper division revenues decreased 2 percent in the first three months of 1994. Advertising revenues for the division fell 2 percent, primarily due to a 3.5 percent decline in advertising volume at The Washington Post. Retail linage at The Post decreased 8.5 percent and classified volume was down 1 percent. A soft market continues to affect the real estate category, while recruitment advertising remains strong.
General linage increased 4 percent and preprint volume was even with the same period last year. Circulation revenues were flat when compared with the first quarter of 1993. Daily circulation at The Post declined slightly in the quarter as a result of adverse weather conditions in January and February in the Washington, D.C., area; Sunday circulation was even with the same period last year.

Broadcast Division. Revenues at the broadcast division increased 13 percent over the first quarter of 1993. Local advertising revenues increased 15 percent and national advertising revenues rose 12 percent in the first quarter of 1994. The major factor contributing to this improvement was an increase in automotive advertising.

Magazine Division. Newsweek revenues in the first quarter of 1994 decreased 8 percent, principally due to a 12 percent decline in advertising revenues.
Fewer pages and lower rates at the domestic edition were the major contributors to the decrease. Circulation revenues fell 3 percent at Newsweek, primarily due to lower volume at both the domestic and international divisions. In the first quarter of 1994 Newsweek published the same number of weekly (13) and special (1) issues as in 1993.

Cable Division. At the cable division first quarter 1994 revenues were 3 percent lower than 1993, including operations in the United Kingdom, which were subsequently sold during 1993. Excluding foreign operations, cable division revenues were even with the first three months of 1993. A 2 percent increase in basic subscribers was offset by a decrease in subscriber rates attributable to the rate freeze and reductions enacted in the 1992 Cable Act.

Other Businesses. In the first quarter of 1994, revenues from other businesses, principally Stanley H. Kaplan Educational Center, Pro Am Sports System (PASS), and Legi-Slate, increased 10 percent. Revenues at Kaplan increased 7 percent over the first three months of 1993, and enrollments increased 8 percent.

Equity in Earnings and Losses of Affiliates. The company's equity in earnings of affiliates in the first quarter of 1994 was a loss of $5.4 million, compared with a loss of $1.8 million in the first quarter of 1993. Lower results at the company's affiliated newsprint mills, which included a large gain on the sale of land in the first three months of 1993, were the major reason for the decrease.

Non-operating Items. Interest income, net of interest expense, was $2.1 million, compared with $1.2 million in the same period last year. The increase was attributable to higher invested cash balances.

     Other income in the first quarter of 1994 was $2.6 million, compared with other expense of $.1 million in the first quarter of 1993. In 1994 other income included a gain of $2.5 million resulting from a change in the company's ownership interest in one of its affiliates.

FINANCIAL CONDITION

     In January 1994 American PCS, L.P. (known as American Personal Communications or APC), a limited partnership in which the company has a 70 percent interest, filed an application for a PCS authorization with the Federal Communications Commission (FCC). APC has begun some operations, and immediately following receipt of authorization from the FCC, the company expects to substantially increase the level of its capital investment in the business.

     In February 1994 the FCC issued new rules related to pricing and the reregulation of the cable industry. The company has evaluated the rules and does not expect them to have a material effect on consolidated financial results.

     In April 1994 the company purchased the assets of two television stations in Houston and San Antonio, Texas, for $253 million in cash and the assumption of approximately $4 million in liabilities related to the operations of the two stations.

     The company has experienced no other significant changes in its financial condition since the end of 1993.

                          PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K.


     (a)  The following documents are filed as exhibits to this report:


EXHIBIT                                                                  FILING
NUMBER                       DESCRIPTION                              PAGE NUMBER

  11                 Calculation of average number of
                     shares outstanding..........................         12

     (b) No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE WASHINGTON POST COMPANY
                                               (Registrant)



Date:  May 18, 1994                      /s/ Donald E. Graham
                                      -------------------------------------
                                         Donald E. Graham, Chairman &
                                            Chief Executive Officer
                                         (Principal Executive Officer)




Date:  May 18, 1994                      /s/ John B. Morse, Jr.
                                      -------------------------------------
                                      John B. Morse, Jr., Vice President-Finance
                                             (Principal Financial Officer)