Form 10-Q
period 1994-07-03
WASHINGTON POST CO
filed 1994-08-16
CIK 104889

                      This report (including all exhibits)
                 consists of a total of 15 pages, of which this
              page is number 1.  The exhibit index is on page 13.


                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarterly
Period Ended       July 3, 1994                 Commission File Number 1-6714
            --------------------------------------------------------------------


                             THE WASHINGTON POST COMPANY
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





                  Delaware                                 53-0182885
- - --------------------------------------------------------------------------------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)


   1150 15th Street, N.W.            Washington, D.C.             20071
- - --------------------------------------------------------------------------------
         (Address of principal executive offices)                 (Zip Code)


                                (202) 334-6000
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



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


         Shares outstanding at July 31, 1994:


                 Class A Common Stock              1,843,250 Shares
                 Class B Common Stock              9,645,105 Shares

                          THE WASHINGTON POST COMPANY

                               INDEX TO FORM 10-Q

                                                                           PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Income
              (Unaudited) for the Thirteen and Twenty-six
              Weeks Ended July 3, 1994 and
              July 4, 1993.............................................     3

         Condensed Consolidated Balance Sheets (Unaudited)
              at July 3, 1994 and January 2, 1994......................     4

         Condensed Consolidated Statements of Cash Flows
              (Unaudited) for the Twenty-six Weeks Ended
              July 3, 1994 and July 4, 1993............................     5

         Notes to Condensed Consolidated Financial Statements
              (Unaudited)..............................................     6

Item 2.  Management's Discussion and Analysis of Results of
              Operations and Financial Condition.......................     7

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of
         Security Holders..............................................    12

Item 6.  Exhibits and Reports on Form 8-K..............................    13

Signatures.............................................................    14

Exhibit 11.............................................................    15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

THE WASHINGTON POST COMPANY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                             THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
                                                            -------------------------         -------------------------
                                                             JULY 3,          JULY 4,          JULY 3,          JULY 4,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      1994             1993             1994             1993
                                                            --------         --------         --------         --------
OPERATING REVENUES
  ADVERTISING                                               $261,682         $233,078         $473,877         $447,680
  CIRCULATION AND SUBSCRIBER                                 110,098          112,779          219,263          226,207
  OTHER                                                       33,033           30,848           70,127           64,524
                                                             -------          -------          -------          -------
                                                             404,813          376,705          763,267          738,411
                                                             -------          -------          -------          -------
OPERATING COSTS AND EXPENSES
  OPERATING                                                  216,229          193,597          415,782          388,680
  SELLING, GENERAL AND ADMINISTRATIVE                         97,160           99,949          186,117          197,732
  DEPRECIATION AND AMORTIZATION OF
    PROPERTY, PLANT AND EQUIPMENT                             15,360           15,100           30,070           30,082
  AMORTIZATION OF GOODWILL AND OTHER
    INTANGIBLES                                                6,502            4,058           10,533            8,125
                                                             -------          -------          -------          -------
                                                             335,251          312,704          642,502          624,619
                                                             -------          -------          -------          -------
INCOME FROM OPERATIONS                                        69,562           64,001          120,765          113,792

OTHER INCOME (EXPENSE)
  EQUITY IN EARNINGS (LOSSES) OF AFFILIATES                    2,211             (591)          (3,174)          (2,386)
  INTEREST INCOME                                              2,030            2,488            5,595            5,094
  INTEREST EXPENSE                                            (1,413)            (985)          (2,848)          (2,431)
  OTHER                                                            2              638            2,606              587
                                                             -------          -------          -------          -------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                    72,392           65,551          122,944          114,656
                                                             -------          -------          -------          -------

PROVISION FOR INCOME TAXES
  CURRENT                                                     31,763           28,237           54,725           49,228
  DEFERRED                                                      (628)            (677)          (1,850)          (1,068)
                                                             -------          -------          -------          -------
                                                              31,135           27,560           52,875           48,160
                                                             -------          -------          -------          -------
INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                              41,257           37,991           70,069           66,496

CUMULATIVE EFFECT OF CHANGE IN METHOD
  OF ACCOUNTING FOR INCOME TAXES                                   -                -                -           11,600
                                                             -------          -------          -------          -------

NET INCOME                                                  $ 41,257         $ 37,991         $ 70,069         $ 78,096
                                                             =======          =======          =======          =======

EARNINGS PER SHARE:
  BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                    $   3.54         $   3.23         $   5.99         $   5.65
  CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                           -                -                -              .98
                                                             -------          -------          -------          -------
  NET INCOME                                                $   3.54         $   3.23         $   5.99         $   6.63
                                                             =======          =======          =======          =======

DIVIDENDS DECLARED PER SHARE                                $      -         $      -         $   2.10         $   2.10
                                                             =======          =======          =======          =======

AVERAGE NUMBER OF SHARES OUTSTANDING                          11,667           11,755           11,693           11,775

THE WASHINGTON POST COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                                                JULY 3,           JANUARY 2,
(IN THOUSANDS)                                                                   1994                1994
                                                                               --------           ----------
ASSETS

CURRENT ASSETS
   CASH AND CASH EQUIVALENTS                                                  $    97,257         $   171,512
   MARKETABLE SECURITIES                                                           14,785             258,412
   ACCOUNTS RECEIVABLE, LESS ESTIMATED RETURNS,
      DOUBTFUL ACCOUNTS AND ALLOWANCES                                            172,307             140,518
   INVENTORIES                                                                     18,203              16,419
   PROGRAM RIGHTS                                                                  17,950              15,460
   OTHER CURRENT ASSETS                                                            15,734              23,253
                                                                                ---------           ---------
                                                                                  336,236             625,574

INVESTMENTS IN AFFILIATES                                                         162,159             155,251

PROPERTY, PLANT AND EQUIPMENT
   BUILDINGS                                                                      180,768             166,433
   MACHINERY, EQUIPMENT AND FIXTURES                                              611,423             579,423
   LEASEHOLD IMPROVEMENTS                                                          29,639              29,287
                                                                                ---------           ---------
                                                                                  821,830             775,143
   LESS ACCUMULATED DEPRECIATION AND AMORTIZATION                                (493,742)           (469,359)
                                                                                ---------           ---------
                                                                                  328,088             305,784
   LAND                                                                            32,416              28,799
   CONSTRUCTION IN PROGRESS                                                        57,540              29,135
                                                                                ---------           ---------
                                                                                  418,044             363,718
GOODWILL AND OTHER INTANGIBLES,
   LESS ACCUMULATED AMORTIZATION                                                  528,795             309,157

DEFERRED CHARGES AND OTHER ASSETS                                                 198,263             168,804
                                                                                ---------           ---------
                                                                              $ 1,643,497         $ 1,622,504
                                                                                =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                   $   176,729         $   163,553
   FEDERAL AND STATE INCOME TAXES                                                  17,206              15,726
   DEFERRED SUBSCRIPTION REVENUE                                                   76,775              79,254
                                                                                ---------           ---------
                                                                                  270,710             258,533

OTHER LIABILITIES                                                                 198,168             191,088

LONG-TERM DEBT                                                                     50,332              51,768

DEFERRED INCOME TAXES                                                              35,958              33,696
                                                                                ---------           ---------
                                                                                  555,168             535,085
SHAREHOLDERS' EQUITY

   CAPITAL STOCK                                                                   20,000              20,000
   CAPITAL IN EXCESS OF PAR VALUE                                                  21,290              21,354
   RETAINED EARNINGS                                                            1,616,017           1,570,546
   UNREALIZED GAIN ON AVAILABLE-FOR-SALE
      SECURITIES                                                                    5,451                  --
   CUMULATIVE FOREIGN CURRENCY TRANSLATION
      ADJUSTMENT                                                                    5,291               2,908
   COST OF CLASS B COMMON STOCK HELD IN TREASURY                                 (579,720)           (527,389)
                                                                                ---------           ---------
                                                                                1,088,329           1,087,419
                                                                                ---------           ---------
                                                                              $ 1,643,497         $ 1,622,504
                                                                                =========           =========

THE WASHINGTON POST COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                       TWENTY-SIX WEEKS ENDED
                                                                                   ----------------------------
                                                                                   JULY 3,             JULY 4,
(IN THOUSANDS)                                                                      1994                 1993
                                                                                  --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                                  $     70,069      $     78,096
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
      PROVIDED BY OPERATING ACTIVITIES:
   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
      PRINCIPLE                                                                       --              (11,600)
   DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT
      AND EQUIPMENT                                                                  30,070            30,082
   AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES                                    10,533             8,125
   AMORTIZATION OF PROGRAM RIGHTS                                                    10,195             9,501
   PROVISION FOR DOUBTFUL ACCOUNTS                                                   29,428            26,913
   (DECREASE) IN INTEREST AND INCOME TAXES
      PAYABLE                                                                        (1,082)           (3,476)
   PROVISION FOR DEFERRED INCOME TAXES                                               (1,850)           (1,068)
   CHANGE IN ASSETS AND LIABILITIES:
      (INCREASE) IN ACCOUNTS RECEIVABLE                                             (60,837)          (49,132)
      (INCREASE) DECREASE IN INVENTORIES                                             (1,784)              991
      INCREASE IN ACCOUNTS PAYABLE AND ACCRUED
         LIABILITIES                                                                 12,556             2,771
   OTHER                                                                              2,565            (1,894)
                                                                                   --------          --------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                                   99,863            89,309

CASH FLOWS FROM INVESTING ACTIVITIES:
   PURCHASES OF PROPERTY, PLANT AND EQUIPMENT                                       (44,108)          (44,732)
   PURCHASES OF MARKETABLE SECURITIES                                               (14,657)         (208,743)
   PROCEEDS FROM SALES OF MARKETABLE SECURITIES                                     256,617           261,200
   INVESTMENTS IN CERTAIN BUSINESSES                                               (284,207)            --
   PAYMENTS FOR PROGRAM RIGHTS                                                       (9,867)          (10,704)
   OTHER                                                                                405            (1,558)
                                                                                   --------          --------

         NET CASH (USED) BY INVESTING ACTIVITIES                                    (95,817)           (4,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL PAYMENTS ON DEBT                                                        (1,400)             --
   DIVIDENDS PAID                                                                   (24,598)          (24,741)
   COMMON SHARES REPURCHASED                                                        (52,303)          (14,947)
   OTHER                                                                              --                   61
                                                                                   --------          --------

      NET CASH (USED) BY FINANCING ACTIVITIES                                       (78,301)          (39,627)
                                                                                   --------          --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (74,255)           45,145

BEGINNING CASH AND CASH EQUIVALENTS                                                 171,512            86,840
                                                                                    -------           -------

ENDING CASH AND CASH EQUIVALENTS                                                $    97,257      $    131,985
                                                                                     ======           =======

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

NOTE 2: SUMMARIZED COMBINED (UNAUDITED) RESULTS OF OPERATIONS FOR THE SECOND QUARTER AND YEAR-TO-DATE OF 1994 AND 1993 FOR THE COMPANY'S AFFILIATES ARE AS FOLLOWS (IN THOUSANDS):

                                                         SECOND QUARTER                     YEAR-TO-DATE
                                                   --------------------------        --------------------------
                                                     1994             1993             1994             1993
                                                   ---------        ---------        ---------        ---------
OPERATING REVENUES                                 $199,742         $166,021         $360,661         $328,322
OPERATING INCOME                                     19,111           13,685           16,670            9,556
NET INCOME (LOSS)                                     6,152            4,275             (240)             952

NOTE 3: IN APRIL 1994 THE COMPANY ACQUIRED SUBSTANTIALLY ALL OF THE ASSETS COMPRISING THE BUSINESSES OF TELEVISION STATIONS KPRC- TV, AN NBC AFFILIATE IN HOUSTON, TEXAS, AND KSAT-TV, AN ABC AFFILIATE IN SAN ANTONIO, TEXAS, FOR $253 MILLION IN CASH. THE TRANSACTION WAS ACCOUNTED FOR AS A PURCHASE AND THE RESULTS OF OPERATIONS OF THE TELEVISION STATIONS WERE INCLUDED WITH THOSE OF THE COMPANY FOR THE PERIOD SUBSEQUENT TO THE DATE OF ACQUISITION.

           THE FOLLOWING STATEMENTS PRESENT THE COMPANY'S UNAUDITED PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENTS FOR THE SIX MONTHS ENDED JULY 3, 1994, AND JULY 4, 1993, AS IF THE ACQUISITION OF THE TELEVISION STATIONS HAD OCCURRED AT THE BEGINNING OF EACH SIX MONTH PERIOD. AMOUNTS REFLECT AN ALLOCATION OF THE PURCHASE PRICE TO THE ACQUIRED NET TANGIBLE ASSETS, WITH THE EXCESS BEING AMORTIZED OVER A PERIOD OF 15 YEARS. THE REVENUES AND RESULTS OF OPERATIONS PRESENTED IN THE PRO FORMA INCOME STATEMENTS DO NOT NECESSARILY REFLECT THE RESULTS OF OPERATIONS THAT WOULD ACTUALLY HAVE BEEN OBTAINED IF THE ACQUISITION HAD OCCURRED AT THE BEGINNING OF EACH SIX MONTH PERIOD.

                                                                                   PRO FORMA INCOME STATEMENTS
                                                                                    FOR THE SIX-MONTHS ENDED
                                                                                     JULY 3,           JULY 4,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                              1994              1993
                                                                                    --------          --------
OPERATING REVENUES                                                                   $782,634         $770,564
NET INCOME
  BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                                              $69,605          $67,087
  AFTER CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                                              $69,605          $78,687
EARNINGS PER SHARE
  BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                                                $5.95            $5.70
  AFTER CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                                                $5.95            $6.68


           IN MAY 1994 THE COMPANY ACQUIRED AN 80 PERCENT INTEREST IN MAMMOTH MICRO PRODUCTIONS, A PRODUCER AND PUBLISHER OF MULTIMEDIA CD-ROM TITLES, FOR $23 MILLION IN CASH. THIS TRANSACTION WAS ACCOUNTED FOR AS A PURCHASE AND, ACCORDINGLY THE ASSETS AND LIABILITIES HAVE BEEN RECORDED AT THEIR ESTIMATED FAIR VALUES AT THE DATE OF ACQUISITION. THE EXCESS OF THE COST OVER THE FAIR VALUE OF NET ASSETS ACQUIRED IS BEING AMORTIZED OVER VARIOUS PERIODS UP TO 15 YEARS. RESULTS OF OPERATIONS OF THE ACQUIRED BUSINESS WERE INCLUDED WITH THOSE OF THE COMPANY FOR THE PERIOD SUBSEQUENT TO THE DATE OF ACQUISITION.


NOTE 4: DURING THE SECOND QUARTER OF 1994 THE COMPANY REPURCHASED 224,600 SHARES OF ITS CLASS B COMMON STOCK AT A COST OF $52.3 MILLION.

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

         SECOND QUARTER COMPARISONS

         Net income for the second quarter of 1994 was $41.3 million, an increase of 9 percent from net income of $38.0 million in the second quarter last year. Earnings per share increased 10 percent to $3.54 per share, from $3.23 per share in the second quarter of 1993, with a smaller number of shares outstanding.

         Revenues for the second quarter of 1994 rose 7 percent to $404.8 million, from $376.7 million in the same period last year. Advertising revenues rose 12 percent and other revenues increased 7 percent, while circulation and subscriber revenues fell 2 percent. The newspaper division, Newsweek and other businesses all posted higher revenue in the second quarter this year. The broadcast division had exceptionally strong revenue gains, primarily reflecting the results of the two television stations acquired on April 22.

         Costs and expenses for the second quarter of 1994 increased 7 percent to $335.3 million, from $312.7 million in the second quarter of 1993.
Operating expenses increased 12 percent, while selling, general and administrative expenses decreased 3 percent compared with the second quarter last year. Approximately 50 percent of the total increase relates to additional expenses associated with the newly acquired businesses, while the remainder
reflects normal increases in the costs of operations.    In the second quarter
of 1994 operating income rose to $69.6 million, a 9 percent increase over $64.0 million in 1993.

NEWSPAPER DIVISION. At the newspaper division revenues increased 5 percent in the second quarter of 1994. Advertising revenues for the division rose 6.5 percent, with a 1.1 percent increase in advertising linage at The Washington Post. Classified volume grew 6 percent in the quarter with recruitment advertising remaining strong. Retail linage was down 6 percent, while general rose almost 9 percent compared with the same period last year. Preprint volume increased 22 percent over the second quarter of 1993; lower rates initiated at the beginning of the fourth quarter of 1993, have attracted advertisers to preprints from other forms of outside advertising. Circulation

                                                                              8.
revenues increased almost 1 percent compared with the first quarter of 1993.

BROADCAST DIVISION. Revenues at the broadcast division, which include the results of the two Texas television stations purchased at the end of April, increased 39 percent over the second quarter of 1993. Local advertising revenues increased 49 percent and national advertising revenues rose 36 percent in the second quarter of 1994. Approximately 80 percent of the increase is attributable to the newly acquired stations.

MAGAZINE DIVISION. Newsweek revenues in the second quarter of 1994 increased 1 percent. Advertising revenues rose almost 1 percent, primarily due to a slight increase in volume at the domestic edition and higher rates at the international editions. Circulation revenues were up 2 percent at Newsweek, with increased newsstand sales the major contributor to the improvement. In the second quarter Newsweek published the same number of weekly issues (13) as in 1993, but 1994 includes 1 additional newsstand-only special issue.

CABLE DIVISION. At the cable division second quarter 1994 revenues were 4 percent lower than 1993, primarily as a result of an 8 percent decline in subscriber revenues. This decrease in subscriber revenues is a result of the decrease in subscriber rates attributable to the rate freeze and reductions enacted in the 1992 Cable Act and the results of operations in the United Kingdom, which were subsequently sold during 1993. Excluding foreign operations, cable division revenues decreased 1 percent in the second quarter of 1994.

OTHER BUSINESSES. In the second quarter of 1994, revenues from other businesses, principally Stanley H. Kaplan Educational Center, Pro Am Sports System (PASS), and Legi-Slate, increased 8 percent. Revenues at Kaplan rose 5 percent over the second quarter of 1993, and enrollments increased 3 percent.

EQUITY IN EARNINGS AND LOSSES OF AFFILIATES. The company's equity in earnings of affiliates in the second quarter of 1994 was income of $2.2 million, compared with a loss of $.6 million in the second quarter of 1993. Better results at the company's newspaper affiliates were the major factor contributing to the improvement.

NON-OPERATING ITEMS. Interest income, net of interest expense, was $.6 million, compared with $1.5 million in the same period last year. The decrease was attributable to lower invested cash balances.

SIX MONTH COMPARISONS

     Earnings for the first six months of 1994 were $70.1 million, an increase of 5 percent over net income of $66.5 million in the first half of 1993. Earnings per share increased 6 percent to $5.99 per

                                                                              9.
share, from $5.65 per share in the first six months last year, with a smaller number of shares outstanding. Net income in 1993 does not include a one-time credit of $11.6 million ($.98 per share) resulting from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Including this credit, net income in the first half of 1993 was $78.1 million ($6.63 per share).

         Total revenues for the first six months of 1994 increased 3 percent to $763.3 million, from $738.4 million in the comparable period last year. Advertising revenues, which include the results of the two new television stations in 1994, increased 6 percent, while circulation and subscriber revenues fell 3 percent. Other revenues increased 9 percent over the first half of 1993.

         Total costs and expenses increased 3 percent during the first six months of 1994 to $642.5 million, from $624.6 million in the corresponding period of 1993. Operating expenses increased 7 percent, while selling, general and administrative expenses decreased 6 percent compared with the first half of 1993. Normal increases in fixed costs, such as payroll and fringe benefits, and circulation related expenses, were partially offset by lower newsprint and magazine paper expense. Over 60 percent of the total increase relates to additional expenses associated with the newly acquired businesses. In the first half of 1994 operating income rose to $120.8 million, a 6 percent increase over $113.8 million in the same period last year.

NEWSPAPER DIVISION. Newspaper division revenues were up 2 percent in the first half of 1994, over the comparable period of 1993. Although advertising volume at The Washington Post fell 1.2 percent in the first six months of 1994, advertising revenues for the division rose 3 percent in the period due to strong performances in general and classified advertising volume at The Post. Circulation revenues for the division increased almost 1 percent when compared with the first half of 1993. Daily circulation at The Post was essentially even with the prior year, while Sunday circulation was up by less than 1 percent.

BROADCAST DIVISION. Revenues at the broadcast division, which include the results of the two Texas television stations purchased at the end of April, increased 28 percent over the first six months of 1993. In the first half of 1994 local advertising revenues rose 33 percent and national advertising revenues increased 26 percent. Approximately 65 percent of the increase is attributable to the newly acquired stations.

MAGAZINE DIVISION. At Newsweek revenues decreased 3 percent in the first half of 1994. A major contributor to the decline was a 6 percent decrease in advertising revenues, which resulted from lower rates at the domestic edition and lower volume, despite the publication of one additional newsstand-only issue in 1994. In the

                                                                             10.
first six months of 1994, circulation revenues decreased 1 percent, primarily due to lower newsstand volume and less favorable currency rates at the international editions.

CABLE DIVISION. Cable division revenues were down 3 percent in the first half of 1994. Subscriber revenues fell 8 percent in the first six months of 1994, principally due to a decrease in subscriber rates attributable to the rate freeze and reductions enacted in the Cable Act, which was partially offset by a 2 percent increase in basic subscribers. In 1993 results also included operations in the United Kingdom, which were subsequently sold. Excluding foreign operations, cable division revenues were even with the first six months of 1993.

OTHER BUSINESSES. At the company's other businesses, revenues rose 9 percent in the first half of 1994. Improved results at Stanley H. Kaplan Educational Center was the major contributor to the increase over 1993.

EQUITY IN EARNINGS AND LOSSES OF AFFILIATES. The company's equity in earnings of affiliates during the first half of 1994 was a loss of $3.2 million, compared with a loss of $2.4 million in the first six months of 1993. Lower results from the company's newsprint affiliates, which were partially offset by improved earnings at the newspaper affiliates, were the major contributors to the decrease.

NON-OPERATING ITEMS. Interest income, net of interest expense, was even with the first six months of 1993, primarily due to lower invested cash balances and higher interest rates. In 1993 net interest income included the capitalization of interest, higher invested cash balances and lower interest rates.

         Other income in the first half of 1994 was $2.6 million, compared with $.6 million in the comparable period of 1993. In 1994 other income included a gain of $2.5 million resulting from a change in the company's ownership interest in one of its affiliates.

FINANCIAL CONDITION
         In December 1993 the Federal Communications Commission
(FCC) awarded a pioneer's preference for personal communications services (PCS) to American PCS, L.P. (known as American Personal Communications or APC), a limited partnership in which the company has a 70 percent interest. Under the terms of the initial award, the license was to be awarded at no cost to the pioneer. Pursuant to the award, in January 1994, APC filed an application for a PCS authorization with the FCC. APC has begun some operations, and immediately following receipt of authorization from the FCC, the company expects to substantially increase the level of capital investment in the business.

         On August 9, 1994, the FCC reversed its position with respect to awarding licenses to pioneers at no cost. Under the terms of the new

                                                                             11.
decision pioneers will now have to pay the lesser of either 90 percent of the winning bid for a similar license in the same market or 90 percent of the weighted average price of the top 10 winning bids nationwide. Such cost for APC will not be determinable until the conclusion of the auction process, but it will be in addition to the company's initial estimate of construction costs, which could approximate $200 million.

         In February 1994, the FCC issued new rules related to pricing and the reregulation of the cable industry, which took effect on July 14, 1994, and which will reduce cable revenues. The company has evaluated the rules and does not expect them to have a material effect on consolidated financial results.

         Post-Newsweek Stations now has six television stations, two each affiliated with ABC, CBS and NBC. Several of these stations have negotiated long-term affiliation agreements during the past 15 months. As a result of these agreements, Post-Newsweek Stations will receive significantly improved network compensation over the life of the contracts, which together with the acquisition of the Texas stations, is projected to increase materially broadcast division operating income. The full effect of the increases will be felt beginning in the third quarter of 1994 and in subsequent periods.

         In July 1994, Katharine Graham, chairman of the executive committee, announced her intention to resign as a trustee of certain trusts holding Class A shares and to relinquish her right to vote certain other Class A shares held in trust. These changes are subject to the approval of the FCC because of the company's ownership of television properties. If effected these changes will reduce the percentage of Class A shares voted by Mrs. Graham, from 52.4 percent to 29.1 percent and the combined percentage of Class A shares voted by Mrs. Graham and Donald E. Graham, chairman and chief executive officer, from 66.6 percent to 56.8 percent.

         During the first half of 1994 the company repurchased 224,600 shares of its Class B common stock at a cost of approximately $52.3 million.

         The company has experienced no other significant changes in its financial condition since the end of 1993.

                                                                             12.
PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's May 12, 1994, Annual Meeting of Stockholders, the stockholders elected each of the nominees to its Board of Directors named in the Company's proxy statement dated March 31, 1994. The voting results are set forth below:

         Election of the nominees to the Board of Directors:

                               CLASS A DIRECTORS

                                                                      BROKER
         NOMINEE          FOR                      WITHHELD         NON-VOTES
         -------          ---                      --------         ---------
         Cohen            1,843,250                 - 0 -              - 0 -
         Gillespie        1,843,250                 - 0 -              - 0 -
         D. Graham        1,843,250                 - 0 -              - 0 -
         K. Graham        1,843,250                 - 0 -              - 0 -
         Ruane            1,843,250                 - 0 -              - 0 -
         Simmons          1,843,250                 - 0 -              - 0 -
         Spoon            1,843,250                 - 0 -              - 0 -
         Wilson           1,843,250                 - 0 -              - 0 -

                               CLASS B DIRECTORS

                                                                      BROKER
         NOMINEE          FOR                      WITHHELD         NON-VOTES
         -------          ---                      --------         ---------
         Burke            8,018,824                 13,532             - 0 -
         Gomory           8,019,790                 12,566             - 0 -
         Keough           8,019,720                 12,636             - 0 -
         Preiskel         8,017,838                 14,518             - 0 -

                                                                             13.
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a)     The following document is filed as an exhibit to this report:


EXHIBIT                                                                         FILING
NUMBER                            DESCRIPTION                                  PAGE NUMBER
   11            Calculation of average number of
                 shares outstanding...................................            15

(b) During the period covered by this report the Company filed a Current Report on Form 8-K dated April 22, 1994, which (i) described under Item 2 ("Acquisition or Disposition of Assets.") the Company's purchase of substantially all of the assets comprising the businesses of television stations KPRC-TV, an NBC affiliate in Houston, Texas, and KSAT-TV, an ABC affiliate in San Antonio, Texas, and (ii) included under Item 7 ("Financial Statements and Exhibits.") the financial information required by the instructions to such Item.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                THE WASHINGTON POST COMPANY
                                        (Registrant)



Date:  August 16, 1994               /s/ Donald E. Graham
       ---------------       --------------------------------------
                                  Donald E. Graham, Chairman &
                                  Chief Executive Officer
                                 (Principal Executive Officer)




Date:  August 16, 1994               /s/ John B. Morse, Jr.
       ---------------     -----------------------------------------
                           John B. Morse, Jr., Vice President-Finance
                             (Principal Financial Officer)