Form 10-Q
period 1994-10-02
WASHINGTON POST CO
filed 1994-11-15
CIK 104889

                      This report (including all exhibits)
                 consists of a total of 17 pages, of which this
              page is number 1.  The exhibit index is on page 14.


                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarterly
Period Ended              October 2, 1994      Commission File Number 1-6714
            --------------------------------------------------------------------


                         THE WASHINGTON POST COMPANY
- - - - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                   Delaware                                53-0182885
- - - - --------------------------------------------------------------------------------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                    Identification No.)


   1150 15th Street, N.W.            Washington, D.C.             20071
- - - - --------------------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)


                                (202) 334-6000
- - - - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



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

         Shares outstanding at November 1, 1994:

                 Class A Common Stock              1,843,250 Shares
                 Class B Common Stock              9,628,284 Shares

                          THE WASHINGTON POST COMPANY

                               INDEX TO FORM 10-Q

                                                                 PAGE
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements of Income
                 (Unaudited) for the Thirteen and Thirty-nine
                 Weeks Ended October 2, 1994 and
                 October 3, 1993................................  3

           Condensed Consolidated Balance Sheets (Unaudited)
                 at October 2, 1994 and January 2, 1994.........  4

           Condensed Consolidated Statements of Cash Flows
                 (Unaudited) for the Thirty-nine Weeks Ended
                 October 2, 1994 and October 3, 1993............  5

           Notes to Condensed Consolidated Financial Statements
                 (Unaudited)....................................  6

Item 2.    Management's Discussion and Analysis of Results of
                 Operations and Financial Condition.............  7

PART II.   OTHER INFORMATION

Item 5     Other Information ................................... 14

Item 6.    Exhibits and Reports on Form 8-K .................... 14

Signatures ..................................................... 15

Exhibit 11...................................................... 16

Exhibit 27 (Electronic Filing Only)............................. 17

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

THE WASHINGTON POST COMPANY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                                            -------------------------         --------------------------
                                                             OCT. 2,          OCT. 3,          OCT. 2,           OCT. 3,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      1994             1993             1994              1993
                                                            --------         --------         --------          --------
OPERATING REVENUES
  ADVERTISING                                               $245,042         $208,972       $  718,920        $  656,652
  CIRCULATION AND SUBSCRIBER                                 107,522          110,091          326,784           336,298
  OTHER                                                       47,262           45,059          117,390           109,583
                                                             -------          -------        ---------         ---------
                                                             399,826          364,122        1,163,094         1,102,533
                                                             -------          -------        ---------         ---------
OPERATING COSTS AND EXPENSES
  OPERATING                                                  215,295          199,287          631,078           587,967
  SELLING, GENERAL AND ADMINISTRATIVE                         95,045           90,990          281,162           288,722
  DEPRECIATION AND AMORTIZATION OF
    PROPERTY, PLANT AND EQUIPMENT                             15,663           14,773           45,733            44,855
  AMORTIZATION OF GOODWILL AND OTHER
    INTANGIBLES                                                7,570            4,058           18,103            12,183
                                                             -------          -------        ---------         ---------
                                                             333,573          309,108          976,076           933,727
                                                             -------          -------        ---------         ---------
INCOME FROM OPERATIONS                                        66,253           55,014          187,018           168,806

OTHER INCOME (EXPENSE)
  EQUITY IN EARNINGS (LOSSES) OF AFFILIATES                   11,091              (11)           7,917            (2,397)
  INTEREST INCOME                                              1,427            2,653            7,022             7,747
  INTEREST EXPENSE                                            (1,332)          (1,029)          (4,180)           (3,460)
  OTHER                                                          508           19,266            3,114            19,853
                                                             -------          -------        ---------         ---------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                    77,947           75,893          200,891           190,549
                                                             -------          -------        ---------         ---------

PROVISION FOR INCOME TAXES
  CURRENT                                                     31,165           32,259           85,891            81,487
  DEFERRED                                                      (670)          (1,209)          (2,521)           (2,277)
                                                             -------          -------        ---------         ---------
                                                              30,495           31,050           83,370            79,210
                                                             -------          -------        ---------         ---------
INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                              47,452           44,843          117,521           111,339

CUMULATIVE EFFECT OF CHANGE IN METHOD
  OF ACCOUNTING FOR INCOME TAXES                                   -                -                -            11,600
                                                             -------          -------        ---------         ---------

NET INCOME                                                  $ 47,452         $ 44,843       $  117,521        $  122,939
                                                             =======          =======        =========         =========

EARNINGS PER SHARE:
  BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                    $   4.13         $   3.82       $    10.11        $     9.47
  CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                           -                -                -               .98
                                                             -------          -------        ---------         ---------
  NET INCOME                                                $   4.13         $   3.82       $    10.11        $    10.45
                                                             =======          =======        =========         =========

DIVIDENDS DECLARED PER SHARE                                $   2.10         $   2.10       $     4.20        $     4.20
                                                             =======          =======        =========         =========

AVERAGE NUMBER OF SHARES OUTSTANDING                          11,492           11,731           11,627            11,760

THE WASHINGTON POST COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                          OCTOBER 2,             JANUARY 2,
(IN THOUSANDS)                                                               1994                   1994
                                                                          ----------             -----------
ASSETS

CURRENT ASSETS
   CASH AND CASH EQUIVALENTS                                             $   132,982            $   171,512
   MARKETABLE SECURITIES                                                      15,029                258,412
   ACCOUNTS RECEIVABLE, LESS ESTIMATED RETURNS,
      DOUBTFUL ACCOUNTS AND ALLOWANCES                                       166,506                140,518
   INVENTORIES                                                                18,573                 16,419
   PROGRAM RIGHTS                                                             22,129                 15,460
   OTHER CURRENT ASSETS                                                       18,170                 23,253
                                                                           ---------              ---------
                                                                             373,389                625,574

INVESTMENTS IN AFFILIATES                                                    173,126                155,251

PROPERTY, PLANT AND EQUIPMENT
   BUILDINGS                                                                 181,499                166,433
   MACHINERY, EQUIPMENT AND FIXTURES                                         613,014                579,423
   LEASEHOLD IMPROVEMENTS                                                     13,587                 29,287
                                                                           ---------              ---------
                                                                             808,100                775,143
   LESS ACCUMULATED DEPRECIATION AND AMORTIZATION                           (491,129)              (469,359)
                                                                           ---------              ---------
                                                                             316,971                305,784
   LAND                                                                       32,287                 28,799
   CONSTRUCTION IN PROGRESS                                                   73,250                 29,135
                                                                           ---------              ---------
                                                                             422,508                363,718
GOODWILL AND OTHER INTANGIBLES,
   LESS ACCUMULATED AMORTIZATION                                             520,414                309,157

DEFERRED CHARGES AND OTHER ASSETS                                            210,942                168,804
                                                                           ---------              ---------
                                                                          $1,700,379             $1,622,504
                                                                           =========              =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                               $  183,859             $  163,553
   FEDERAL AND STATE INCOME TAXES                                             18,012                 15,726
   DEFERRED SUBSCRIPTION REVENUE                                              76,111                 79,254
   DIVIDENDS DECLARED                                                         12,061                   --
                                                                           ---------              ---------
                                                                             290,043                258,533

OTHER LIABILITIES                                                            212,554                191,088

LONG-TERM DEBT                                                                50,318                 51,768

DEFERRED INCOME TAXES                                                         35,162                 33,696
                                                                           ---------              ---------
                                                                             588,077                535,085
SHAREHOLDERS' EQUITY

   CAPITAL STOCK                                                              20,000                 20,000
   CAPITAL IN EXCESS OF PAR VALUE                                             21,227                 21,354
   RETAINED EARNINGS                                                       1,639,346              1,570,546
   UNREALIZED GAIN ON AVAILABLE-FOR-SALE
      SECURITIES                                                               5,284                   --
   CUMULATIVE FOREIGN CURRENCY TRANSLATION
      ADJUSTMENT                                                               6,562                  2,908
   COST OF CLASS B COMMON STOCK HELD IN TREASURY                            (580,117)              (527,389)
                                                                           ---------              ---------
                                                                           1,112,302              1,087,419
                                                                           ---------              ---------
                                                                          $1,700,379             $1,622,504
                                                                           =========              =========

THE WASHINGTON POST COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               THIRTY-NINE WEEKS ENDED
                                                                          ---------------------------------
                                                                           OCTOBER 2,            OCTOBER 3,
(IN THOUSANDS)                                                               1994                   1993
                                                                          ----------             ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                              $ 117,521              $ 122,939
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
      PROVIDED BY OPERATING ACTIVITIES:
   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
      PRINCIPLE                                                                  --                 (11,600)
   DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT
      AND EQUIPMENT                                                           45,733                 44,855
   AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES                             18,103                 12,183
   AMORTIZATION OF PROGRAM RIGHTS                                             15,923                 14,218
   PROVISION FOR DOUBTFUL ACCOUNTS                                            43,563                 42,011
   GAIN ON SALE OF BUSINESS                                                      --                 (13,371)
   INCREASE (DECREASE) IN INTEREST AND INCOME
      TAXES PAYABLE                                                              982                 (5,125)
   PROVISION FOR DEFERRED INCOME TAXES                                        (2,521)                (2,277)
   CHANGE IN ASSETS AND LIABILITIES:
      (INCREASE) IN ACCOUNTS RECEIVABLE                                      (69,171)               (65,829)
      (INCREASE) DECREASE IN INVENTORIES                                      (2,154)                   315
      INCREASE IN ACCOUNTS PAYABLE AND ACCRUED
        LIABILITIES                                                           18,428                  7,287
   OTHER                                                                     (12,637)                (1,722)
                                                                            --------                -------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                            173,770                143,884
                                                                            --------                -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   NET PROCEEDS FROM SALE OF BUSINESS                                            --                  64,947
   PURCHASES OF PROPERTY, PLANT AND EQUIPMENT                                (64,862)               (63,978)
   PURCHASES OF MARKETABLE SECURITIES                                        (14,657)              (367,983)
   PROCEEDS FROM SALES OF MARKETABLE SECURITIES                              256,617                407,837
   INVESTMENTS IN CERTAIN BUSINESSES                                        (284,089)                (1,591)
   PAYMENTS FOR PROGRAM RIGHTS                                               (14,819)               (15,708)
   OTHER                                                                         249                    121
                                                                            --------                -------

        NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                    (121,561)                23,645
                                                                            --------                -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL PAYMENTS ON DEBT                                                 (1,400)                   --
   DIVIDENDS PAID                                                            (36,660)               (37,079)
   COMMON SHARES REPURCHASED                                                 (52,679)               (23,133)
   OTHER                                                                       --                        61
                                                                            --------                -------

      NET CASH (USED) BY FINANCING ACTIVITIES                                (90,739)               (60,151)
                                                                            --------                -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (38,530)               107,378

BEGINNING CASH AND CASH EQUIVALENTS                                          171,512                 86,840
                                                                            --------                -------

ENDING CASH AND CASH EQUIVALENTS                                           $ 132,982              $ 194,218
                                                                            ========                =======

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

NOTE 2: SUMMARIZED COMBINED (UNAUDITED) RESULTS OF OPERATIONS FOR THE THIRD QUARTER AND YEAR-TO-DATE OF 1994 AND 1993 FOR THE COMPANY'S AFFILIATES ARE AS FOLLOWS (IN THOUSANDS):

                                                        THIRD QUARTER                        YEAR-TO-DATE
                                                   --------------------------        --------------------------
                                                     1994             1993             1994             1993
                                                   ---------        ---------        ---------        ---------
OPERATING REVENUES                                 $195,459         $164,103         $556,120         $492,425
OPERATING INCOME                                     14,396            9,460           31,066           18,088
NET INCOME (LOSS)                                    22,480            3,614           22,240            4,472

NOTE 3: IN APRIL 1994 THE COMPANY ACQUIRED SUBSTANTIALLY ALL OF THE ASSETS COMPRISING THE BUSINESSES OF TELEVISION STATIONS KPRC-TV, AN NBC AFFILIATE IN HOUSTON, TEXAS, AND KSAT-TV, AN ABC AFFILIATE IN SAN ANTONIO, TEXAS, FOR $253 MILLION IN CASH. THE TRANSACTION WAS ACCOUNTED FOR AS A PURCHASE AND THE RESULTS OF OPERATIONS OF THE TELEVISION STATIONS WERE INCLUDED WITH THOSE OF THE COMPANY FOR THE PERIOD SUBSEQUENT TO THE DATE OF ACQUISITION.

           THE FOLLOWING STATEMENTS PRESENT THE COMPANY'S UNAUDITED PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENTS FOR THE NINE MONTHS ENDED OCTOBER 2, 1994, AND OCTOBER 3, 1993, AS IF THE ACQUISITION OF THE TELEVISION STATIONS HAD OCCURRED AT THE BEGINNING OF EACH NINE MONTH PERIOD. AMOUNTS REFLECT AN ALLOCATION OF THE PURCHASE PRICE TO THE ACQUIRED NET TANGIBLE ASSETS, WITH THE EXCESS BEING AMORTIZED OVER PERIODS OF BETWEEN 15 AND 20 YEARS. THE REVENUES AND RESULTS OF OPERATIONS PRESENTED IN THE PRO FORMA INCOME STATEMENTS DO NOT NECESSARILY REFLECT THE RESULTS OF OPERATIONS THAT WOULD ACTUALLY HAVE BEEN OBTAINED IF THE ACQUISITION HAD OCCURRED AT THE BEGINNING OF EACH NINE MONTH PERIOD.

                                                                                    PRO FORMA INCOME STATEMENTS
                                                                                     FOR THE NINE-MONTHS ENDED
                                                                                     OCT. 2,           OCT. 3,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                              1994              1993
                                                                                   ----------        ----------
OPERATING REVENUES                                                                 $1,182,461        $1,150,975
NET INCOME
  BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                                              117,711           114,131
  AFTER CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                                              117,711           125,731
EARNINGS PER SHARE
  BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                                               $10.12             $9.71
  AFTER CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                                               $10.12            $10.69

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

NOTE 4: DURING THE FIRST NINE MONTHS OF 1994 THE COMPANY REPURCHASED 226,200 SHARES OF ITS CLASS B COMMON STOCK AT A COST OF $52.7 MILLION.

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

         THIRD QUARTER COMPARISONS

         Net income for the third quarter of 1994 was $47.5 million, an increase of 6 percent from net income of $44.8 million in the third quarter last year. Earnings per share increased 8 percent to $4.13 per share, from $3.82 per share in the third quarter of 1993, with a smaller number of shares outstanding.

         The 1994 third-quarter results include an after-tax gain of $8.4 million ($.73 per share) on the sale of land at one of the company's newsprint affiliates. The 1993 third-quarter results included an after-tax gain of $13.4 million ($1.14 per share) on the sale of the company's cable franchises in the United Kingdom. Excluding these one-time gains, earnings rose 24 percent in the third quarter this year.

         Revenues for the third quarter of 1994 rose 10 percent to $399.8 million, from $364.1 million in the same period last year. Advertising revenues rose 17 percent and other revenues increased 5 percent, while circulation and subscriber revenues fell 2 percent. The newspaper division, Newsweek and other businesses all posted higher revenue in the third quarter this year. The broadcast division had exceptionally strong revenue gains, reflecting the results of the two television stations acquired on April 22 as well as improved revenues at existing company owned stations.

         Costs and expenses for the third quarter of 1994 increased 8 percent to $333.6 million, from $309.1 million in the third quarter of 1993. Operating expenses increased 8 percent, while selling, general and administrative expenses increased 4.5 percent compared with the third quarter last year. Depreciation expense increased 6 percent over the third quarter of 1993. Approximately, 70 percent of the total increase in costs and expenses relates to additional expenses associated with new businesses, while the remainder reflects normal increases in the costs of operations. In the third quarter of 1994 operating income rose to $66.3 million, a 20 percent increase over $55.0 million in 1993.

NEWSPAPER DIVISION. At the newspaper division revenues increased 6 percent in the third quarter of 1994. Advertising revenues for the division rose 7.7 percent, with a 3.4 percent increase in advertising linage at The Washington Post from 795,400 inches in the third quarter of 1993 to 822,200 inches in the same period this year. Classified volume grew 6 percent in the quarter with recruitment advertising remaining strong. Retail linage was down 3 percent, while general rose 15 percent compared with the same period last year.
Preprint volume increased 15.5 percent over the third quarter of 1993; lower rates initiated at the beginning of the fourth quarter of 1993, have attracted advertisers to preprints from other forms of outside advertising. Circulation revenues remained essentially unchanged compared with the third quarter of 1993 as average paid Daily circulation decreased slightly and average paid Sunday circulation increased slightly at The Washington Post.

BROADCAST DIVISION. Revenues at the broadcast division, which include the results of the two Texas television stations purchased at the end of April, increased 59.5 percent over the third quarter of 1993. Local advertising revenues increased 56 percent and national advertising revenues rose 52 percent in the third quarter of 1994. Approximately 70 percent of the total increase in revenue is attributable to the newly acquired television stations. Political advertising in this election year contributed $4.0 million to the improved revenues. Costs and expenses at the broadcast division increased 52 percent in the third quarter of 1994 over the same period last year. The increase was due almost entirely to the newly acquired television stations.

MAGAZINE DIVISION. Newsweek revenues in the third quarter of 1994 increased 1 percent. Advertising revenues rose 1.5 percent, primarily due to an increase in volume at the domestic edition and higher rates at the international editions. Circulation revenues were up 1 percent at Newsweek. In the third quarter Newsweek published the same number of weekly issues (13) as in 1993.

CABLE DIVISION. At the cable division third quarter 1994 revenues were 4 percent lower than 1993, primarily as a result of a 7 percent decline in subscriber revenues. This decrease in subscriber revenues is primarily a result of the decreases in subscriber rates attributable to reregulation of the cable industry in 1993 and 1994. Rate reductions, effective under reregulation, went into effect on September 1,1993 and again on July 14, 1994. Also contributing to the decrease in revenues was the September 1993 sale of the company's cable operations in the United Kingdom. Excluding these foreign operations, cable division revenues decreased 1 percent in the third quarter of 1994.

OTHER BUSINESSES. In the third quarter of 1994, revenues from other businesses, principally Stanley H. Kaplan Educational Center, Pro Am Sports System (PASS), and Legi-Slate, increased 2 percent. Revenues at Kaplan rose 1 percent over the third quarter of 1993 while enrollments decreased 9 percent.

EQUITY IN EARNINGS AND LOSSES OF AFFILIATES. The company's equity in earnings of affiliates in the third quarter of 1994 was income of $11.1 million, compared with break-even results in the third quarter of 1993. The one-time after-tax gain of $8.4 million on the sale of land at one of the company's newsprint affiliates was the major contributor to the improvement.

NON-OPERATING ITEMS. Interest income, net of interest expense, was $.1 million, compared with $1.6 million in the same period last year. The decrease was attributable to lower invested cash balances offset partially by higher interest rates.

INCOME TAXES. The effective income tax rate for the third quarter of 1994 was lower than the effective rate for 1993, primarily due to the effect and accounting treatment of foreign taxes on the gain on the sale of land at one of the company's newsprint affiliates. Income from affiliates is recorded by the company at the company's share of after-tax net income of the affiliate. The third quarter also includes the impact of the revised estimated effective income tax rate for the first half of 1994.

         NINE MONTH COMPARISONS

         Net income in the first nine months of 1994 was $117.5 million ($10.11 per share) down from net income of $122.9 million ($10.45 per share) in the same period last year with fewer shares outstanding.

         Net income in the first nine months of 1994 included an after-tax gain of $8.4 million ($.73 per share) on the sale of land at one of the company's newsprint affiliates. Net income in the same period of 1993 included both an after-tax gain of $13.4 million ($1.14 per share) on the sale of the company's cable franchises in the United Kingdom and a one-time credit of $11.6 million ($.98 per share) resulting from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Excluding these one-time gains and credits in 1994 and 1993, earnings rose 11 percent in the first three quarters this year over the same period last year.

         Total revenues for the first nine months of 1994 increased 5.5 percent to $1,163.1 million, from $1,102.5 million in the comparable period last year. Advertising revenues, which include the results of the two new television stations in 1994, increased 9.5 percent, while circulation and subscriber revenues fell 3 percent. Other revenues increased 7 percent over the first three quarters of 1993.

         Total costs and expenses increased 4.5 percent during the first nine months of 1994 to $976.1 million, from $933.7 million in the corresponding period of 1993. Operating expenses increased 7 percent, while selling, general and administrative expenses decreased 2.6 percent compared with the first three quarters of 1993. Normal increases in fixed costs, such as payroll and fringe benefits, and circulation related expenses, were partially offset by lower newsprint and magazine paper expense. Approximately 70 percent of the total increase in costs and expenses relates to additional expenses associated with new businesses. In the first three quarters of 1994 operating income rose to $187.0 million, an 11 percent increase over $168.8 million in the same period last year.

NEWSPAPER DIVISION. Newspaper division revenues were up 3 percent in the first three quarters of 1994, over the comparable period of 1993. Although advertising volume at The Washington Post remained essentially unchanged at 2,491,300 inches in the first nine months of 1994, advertising revenues for the division rose 4 percent in the period due to strong performances in general and classified advertising volume and rates at The Post. Circulation revenues for the division were also essentially unchanged when compared with the first three quarters of 1993. Average paid Daily circulation decreased slightly and average paid Sunday circulation increased slightly at The Washington Post compared to the prior year.

BROADCAST DIVISION. Revenues at the broadcast division, which include the results of the two Texas television stations purchased at the end of April, increased 38 percent over the first nine months of 1993. In the first three quarters of 1994 local advertising revenues rose 41 percent and national advertising revenues increased 34 percent. Approximately two-thirds of the total increase in revenues is attributable to the newly acquired stations. Political advertising in this election year contributed $ 5.1 million to the improved revenues through September and are expected to contribute approximately $14 million to revenues for the year. Costs and expenses at the broadcast division increased 33 percent in the first nine months of 1994 compared with the same period last year. The increase was due almost entirely to the newly acquired television stations.

MAGAZINE DIVISION. At Newsweek revenues decreased 2 percent in the first three quarters of 1994. The major contributor to the decline was a 3.5 percent decrease in advertising revenues, which resulted primarily from lower rates and volume at the domestic edition. In the first nine months of 1994, circulation revenues remained essentially unchanged, primarily due to lower volume and less favorable currency rates at the international editions offset by higher domestic rates. In the first three quarters of 1994 thirty-nine weekly issues and two newsstand-only special issues were published versus the same number of weekly issues but only one newsstand-only special issue in the same period last year.

CABLE DIVISION. Cable division revenues were down 3 percent in the first three quarters of 1994. Subscriber revenues fell almost 8 percent in the first nine months of 1994, principally due to a decrease in subscriber rates attributable to industry reregulation discussed above. This decline was partially offset by a 2 percent increase in basic subscribers. In 1993 results also included operations in the United Kingdom, which were subsequently sold. Excluding these foreign operations, cable division revenues decreased 1 percent compared to the first nine months of 1993. At the end of September 1994, domestic cable operations had 492,000 basic subscribers as compared to 481,000 basic subscribers at the same time last year.

OTHER BUSINESSES. At the company's other businesses, revenues rose 6 percent in the first three quarters of 1994. Improved results at Stanley H. Kaplan Educational Centers and Moffet, Larson & Johnson were the major contributors to the increase over 1993.

EQUITY IN EARNINGS AND LOSSES OF AFFILIATES. The company's equity in earnings of affiliates during the first nine months of 1994 was income of $7.9 million, compared with a loss of $2.4 million in the first nine months of 1993. The one-time after-tax gain of $8.4 million on the sale of land at one of the company's newsprint affiliates was the major contributor to the improvement.

NON-OPERATING ITEMS. Interest income, net of interest expense, was $2.8 million for the first three quarters of 1994 compared to $4.3 million in the same period of last year. The decline was primarily due to lower invested cash balances offset slightly by higher interest rates. In 1993 net interest income included the capitalization of interest as well as higher invested cash balances and lower interest rates.

         Other income in the first three quarters of 1994 was $3.1 million, compared with $19.9 million in the comparable period of 1993. In 1994 other income included a gain of $2.5 million resulting from a change in the company's ownership interest in one of its affiliates. In 1993, the company recorded a $13.4 million after-tax gain on the sale of its cable franchises in the United Kingdom.

INCOME TAXES. The effective income tax rate for the first nine months of 1994 was essentially unchanged from the same period last year. The effective rate for the first three quarters of 1994 reflected the impact and accounting treatment of foreign taxes on the gain on the sale of land at one of the company's newsprint affiliates. Income from affiliates is recorded by the company at the company's share of after-tax net income of the affiliate. The effective tax rate for the first nine months of 1993 included the effect of foreign taxes on the sale of the company's cable franchises in the United Kingdom.

         FINANCIAL CONDITION

         In December 1993 the Federal Communications Commission (FCC) finalized its award of a pioneer's preference for personal communications services (PCS) to American PCS, L.P. (known as American Personal Communications or APC), a limited partnership in which the company has a 70 percent limited partnership interest. Under the terms of that preference, the initial award, the license was to be awarded at no cost to the pioneer. Pursuant to the award, in January 1994, APC filed an application for a PCS license with the FCC. APC has begun some preparatory activity, and immediately following receipt of license from the FCC, the company expects to substantially increase the level of capital investment in the business.

         On August 9, 1994, the FCC reversed its position with respect to awarding licenses to pioneers at no cost. Under the terms of that decision pioneers would have to pay the lesser of either 90 percent of the winning bid for a similar license in the same market or 90 percent of the weighted average price of the winning bids in the 10 top markets.

         APC has filed suit in the U.S. Court of Appeals for the District of Columbia Circuit challenging the authority of the FCC to require pioneers to pay auction based fees. The U.S Court of Appeals has stayed the proceeding pending the outcome of a proposed replacement formula contained in the General Agreement on Trade and Tariffs ("GATT") implementing legislation currently under consideration by the U.S. Congress. Under the GATT formula, pioneers would have to pay 85 percent of the average price contained in winning bids for licenses in the top 20 markets, excluding licenses for the three markets awarded to pioneers.

         The cost for the licenses and the impact on APC will not be determinable until the completion of the judicial and legislative processes as well as the conclusion of the FCC auction process itself. The cost for the licenses, if any, will be in addition to the company's initial estimate of construction costs, which could approximate $200 million.

         In February 1994, the FCC issued additional new rules related to pricing and the reregulation of the cable industry. These rules took effect on July 14, 1994, and had the effect of reducing cable revenues. The company has evaluated the rules and expects them to continue to impact cable revenues for the next nine months although it does not believe their impact will have a material effect on consolidated financial results.

         Post-Newsweek Stations now has six television stations, two each affiliated with ABC, CBS and NBC. Several of these stations have negotiated long-term affiliation agreements during the past 15 months. As a result of these agreements, Post-Newsweek Stations will receive significantly improved network compensation over the life of the contracts, which together with the acquisition of the Texas stations, is projected to increase materially broadcast division operating income. The full effect of the increases began in the third quarter of 1994 and will continue to impact revenues in subsequent periods.

         During the first nine months of 1994 the company repurchased 226,200 shares of its Class B common stock at a cost of approximately $52.7 million.

         The company has experienced no other significant changes in its financial condition since the end of 1993.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

         Effective in October 1994, Katherine Graham, chairman of the executive committee, resigned as a trustee of certain trusts holding Class A shares and relinquished her right to vote certain other Class A shares held in trust. These changes reduced the percentage of Class A shares voted by Mrs. Graham from 52.4 percent to 29.1 percent and the combined percentage of Class A shares voted by Mrs. Graham and Donald E. Graham, chairman and chief executive officer, from 66.6 percent to 56.8 percent. For Federal securities law purposes Mrs. Graham and Donald Graham might be deemed to be "control persons" of the company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a)     The following documents are filed as exhibits to this report:


   EXHIBIT                                                           FILING
   NUMBER                          DESCRIPTION                     PAGE NUMBER
    11               Calculation of average number of
                     shares outstanding............................... 16

    27               Financial Data Schedule (Electronic Filing Only). 17


         (b) No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE WASHINGTON POST COMPANY
                                       (Registrant)



Date:  November 15, 1994               /s/ Donald E. Graham
       -----------------       --------------------------------------
                                   Donald E. Graham, Chairman &
                                   Chief Executive Officer
                                  (Principal Executive Officer)




Date:  November 15, 1994             /s/ John B. Morse, Jr.
       -----------------       ----------------------------------------
                               John B. Morse, Jr., Vice President-Finance
                                      (Principal Financial Officer)

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER                            DESCRIPTION
    11               Calculation of average number of
                     shares outstanding

    27               Financial Data Schedule