Form 10-K405
WASHINGTON POST CO
filed 1995-03-24
CIK 104889

----------------------------------------------------------------------------
----------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549

                              --------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended January 1, 1995

                         Commission file number 1-6714

                          THE WASHINGTON POST COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Delaware                                         53-0182885
  (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

    1150 15th St., N.W., Washington, D.C.                         20071
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (202) 334-6000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                   NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                            WHICH REGISTERED
        ------------------------                   ------------------------
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
                                              ------      ------
           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

           Aggregate market value of the Company's voting stock held by non-affiliates on February 28, 1995, based on the closing price for the Company's Class B Common Stock on the New York Stock Exchange on such date: approximately $ 1,494,000,000.

           Shares outstanding at February 28, 1995:

                         Class A Common Stock - 1,843,250 shares
                         Class B Common Stock - 9,305,870 shares

           Documents partially incorporated by reference:

                Definitive Proxy Statement for the Company's 1995 Annual
                     Meeting of Stockholders (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

----------------------------------------------------------------------------
----------------------------------------------------------------------------

                                     PART I


ITEM 1.   BUSINESS.

       The principal business activities of The Washington Post Company (the "Company") consist of newspaper publishing (principally The Washington Post), television broadcasting (through the ownership and operation of six network-affiliated stations), the ownership and operation of cable television systems, and magazine publishing (Newsweek magazine).

       Information concerning the consolidated operating revenues, consolidated income from operations and identifiable assets attributable to the principal segments of the Company's business for the last three fiscal years is contained in Note M to the Company's Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. (Revenues for each segment are shown in such Note M net of intersegment sales, which did not exceed 0.2% of consolidated operating revenues.)

       During each of the last three years the Company's operations in geographic areas outside the United States, consisting primarily of the publication of the international editions of Newsweek and cable television operations in the United Kingdom, accounted for less than 7% of the Company's consolidated revenues and less than 1% of its consolidated income from operations, and the identifi-able assets attributable to such operations represented less than 7% of the Company's consolidated assets.

                              NEWSPAPER PUBLISHING

THE WASHINGTON POST

       The Washington Post is a morning and Sunday newspaper primarily distributed by home delivery in the Washington, D.C. metropolitan area, including large portions of Virginia and Maryland.

       The following table shows the average paid daily (including Saturday) and Sunday circulation of The Post for the twelve-month periods ended September 30 in each of the last five years, as reported by the Audit Bureau of Circulations ("ABC"):

                                                                    AVERAGE PAID CIRCULATION
                                                                   ---------------------------
                                                                   DAILY                SUNDAY
                                                                   -----                ------

       1990   . . . . . . . . . . . . . . . . . . . . . . . . . .  794,822             1,145,393
       1991   . . . . . . . . . . . . . . . . . . . . . . . . . .  807,129             1,154,138
       1992   . . . . . . . . . . . . . . . . . . . . . . . . . .  815,225             1,158,329
       1993   . . . . . . . . . . . . . . . . . . . . . . . . . .  823,752             1,152,272
       1994   . . . . . . . . . . . . . . . . . . . . . . . . . .  821,956             1,152,441

       A price increase for home-delivered copies of the daily and Sunday newspaper went into effect on January 9, 1995, raising the rate per four-week period from $9.20 (which had been the rate since 1988) to $9.80. The rate charged to subscribers for Sunday-only home-delivered copies of the newspaper for each four-week period has been $6.00 since 1991. On April 6, 1992, the newsstand price for the Sunday newspaper was increased from $1.25 (which price had been in effect since 1986) to $1.50. The newsstand price for the daily newspaper has been $0.25 since 1981.

       General advertising rates were increased by approximately 3.7% on January 1, 1994, and approximately another 5.6% on January 1, 1995. Rates for most categories of classified and retail advertising were increased by approximately 4.1% on February 1, 1994, and approximately an additional 5.4% on February 1, 1995.

       The following table sets forth The Post's advertising inches (excluding preprints) and number of preprints for the past five years:

                                                    1990       1991        1992         1993        1994
                                                    ----       ----        ----         ----        ----
Total Inches (in thousands). . . . . . . . . . .   4,125      3,571       3,435        3,394       3,391
    Full-Run Inches  . . . . . . . . . . . . . .   3,938      3,376       3,215        3,165       3,133
    Part-Run Inches  . . . . . . . . . . . . . .     187        195         220          229         258
Preprints (in millions). . . . . . . . . . . . .     987        993       1,135        1,142       1,325

       The Post also publishes The Washington Post National Weekly Edition, a tabloid which contains selected articles and features from The Washington Post edited for a national audience. The National Weekly Edition has a basic subscription price of $48.00 per year and is delivered by second class mail to approximately 110,000 subscribers.

       The Post has about 530 full-time editors, correspondents, reporters and photographers on its staff, draws upon the news reporting facilities of the major wire services and maintains correspondents in 20 news centers abroad and in New York City, Los Angeles, Chicago, Miami, Richmond, Baltimore, Annapolis and Austin, Texas.

THE HERALD

       The Company owns The Daily Herald Company, publisher of The Herald in Everett, Washington, about 30 miles north of Seattle. The Herald is published mornings seven days a week and is primarily distributed by home delivery in Snohomish County.

       The Herald's average paid circulation as reported to ABC for the twelve months ended September 30, 1994, was 50,663 daily (including Saturday) and 63,446 Sunday (down 3.2% and .4%, respectively, from the twelve months ended September 30, 1993). Full-run advertising inches (excluding preprints) increased 10.5% in 1994 to 982,228 inches, while zoned part-run advertising decreased 41.2% to 63,263 inches. The number of preprints distributed decreased 5.7% to 94,455,511.

       The Herald employs approximately 57 editors, reporters and photographers.

THE GAZETTE NEWSPAPERS

        The Gazette Newspapers, Inc., a wholly owned subsidiary of the Company, publishes one paid-circulation and 13 controlled-circulation weekly community newspapers (collectively known as The Gazette Newspapers) in Montgomery County and limited parts of Frederick and Carroll Counties, Maryland. During 1994 The Gazette Newspapers had an aggregate average weekly circulation of more than 238,000 copies.

       The Gazette Newspapers have approximately 57 editors, reporters and photographers on their combined staffs.

                            TELEVISION BROADCASTING

       Through wholly owned subsidiaries the Company owns six VHF television stations located in Detroit, Michigan; Houston, Texas; Miami, Florida; Hartford, Connecticut; San Antonio,Texas; and Jacksonville, Florida; which are respectively the 9th, 11th, 16th, 26th, 39th and 55th largest broadcasting markets in the United States. Each of the Company's stations is affiliated with a national network. Although network affiliation agreements generally have limited terms, each of the Company's television stations has maintained its network affiliation continuously for at least twenty years.

       The Company's 1994 net operating revenues from national and local television advertising and network compensation were as follows:

      National   . . . . . . . . . . . . . . . . . . .     $ 123,950,000
      Local  . . . . . . . . . . . . . . . . . . . . .       117,875,000
      Network  . . . . . . . . . . . . . . . . . . . .        16,591,000
                                                           -------------
          Total  . . . . . . . . . . . . . . . . . . .     $ 258,416,000


       The following table sets forth certain information with respect to each of the Company's television stations:



   STATION LOCATION
       AND YEAR            NATIONAL                         EXPIRATION     EXPIRATION          TOTAL COMMERCIAL
      COMMERCIAL            MARKET                           DATE OF         DATE OF          STATIONS IN DMA(b)
      OPERATION            RANKING       NETWORK               FCC          NETWORK           ---------------------
      COMMENCED              (a)       AFFILIATION           LICENSE        AGREEMENT     ALLOCATED          OPERATING
      ---------              ---       -----------           -------        ---------     ---------          ---------
       WDIV                    9th         NBC                 Oct. 1,      June 30,          VHF-4           VHF-4
       Detroit, Mich.                                            1997        2004             UHF-6           UHF-5
       1947

       KPRC                   11th         NBC                 Aug. 1,      June 30,          VHF-3           VHF-3
       Houston, Tx.                                              1998        2004            UHF-11           UHF-9
       1949

       WPLG                   16th         ABC                 Feb. 1,      Dec. 31,          VHF-5           VHF-4
       Miami, Fla.                                               1997         2004            UHF-8           UHF-7
       1961

       WFSB                   26th         CBS                 Apr. 1,      Apr. 10,          VHF-2           VHF-2
       Hartford, Conn.                                           1999        2002             UHF-6           UHF-4
       1957

       KSAT                   39th         ABC                 Aug. 1,      Dec. 31,          VHF-4           VHF-3
       San Antonio, Tx.                                          1998        2004             UHF-7           UHF-5
       1957

       WJXT                   55th         CBS                  Feb. 1,     July 10,          VHF-2           VHF-2
       Jacksonville, Fla.                                        1997         2001            UHF-6           UHF-4
       1947

       -------------

           (a) Source: 1994/95 DMA Market Rankings, Nielsen Media Research, Fall 1994, based on television homes in DMA (see note (b) below).

           (b) Designated Market Area ("DMA") is a market designation of A.C. Nielsen which defines each television market exclusive of another, based on measured viewing patterns.

       On April 22, 1994, subsidiaries of the Company acquired the assets of television stations KPRC-TV, in Houston, Texas, and KSAT-TV, in San Antonio, Texas, for an aggregate cash purchase price of approximately $253 million.

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

       The FCC is conducting proceedings dealing with such matters as the standards to be applied to broadcast renewal applications, various broadcast network regulations, multiple ownership restrictions, regulations pertaining to cable television operations (discussed below under "Cable Television Division Regulation of Cable Television and Related Matters"), whether to allocate additional radio spectrum to existing broadcasting stations to enable them to implement advanced television ("ATV") technologies, whether to adopt a uniform ATV broadcast transmission standard for television and impose requirements on existing television stations to activate ATV channels and ultimately to turn back to the FCC their existing conventional television channels, and various proposals to further the development of alternative video delivery systems that would compete in varying degrees with both cable television and television broadcasting operations. Various leaders in Congress have proposed to revamp and relax the broadcast ownership restrictions and to permit broadcasters to use part of their new ATV spectrum for ancillary services (subject to the payment of fees to the federal government for services that are subscriber-based). In addition, the Clinton Administration has suggested that broadcasters be required to provide free time for political candidates. The Company cannot predict the resolution of these and various other matters although, depending upon their outcome, they could affect the Company's television broadcasting interests either adversely or favorably.

                           CABLE TELEVISION DIVISION

       As of the end of 1994 the Company (through subsidiaries) provided basic cable service to approximately 498,000 subscribers (representing about 71% of the 700,000 homes passed by the systems) and had in force more than 294,000 subscriptions to premium program services. The Company's cable systems are located in 15 Midwestern, Southern and Western states and typically serve smaller communities; thus 30 of the Company's systems pass fewer than 10,000 dwelling units, 13 pass 10,000-25,000 dwelling units, and only nine pass more than 25,000 dwelling units, of which the two largest are in Modesto and Santa Rosa, California, each serving more than 45,000 basic subscribers.

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

       Except in relatively rare instances of "effective competition" (defined in the 1992 Cable Act as the presence of another cable operator or another multichannel video service serving specified levels of customers in the same community), monthly subscription rates for the basic tier of cable service may be regulated by municipalities, subject to procedures and criteria established by the FCC, and the FCC may regulate the rates charged for optional tiers of service. Rates charged by cable television systems for pay-per-view service, for per-channel premium program services and for advertising are all exempt from regulation under the 1992 Cable Act. Cable television systems may also add channels to an unregulated new product tier, but the channels must be new to the system as of October 1, 1994. In April 1993 the FCC announced a "freeze" on rate increases for regulated services (i.e., the basic and optional tiers) and promulgated benchmarks for determining the reasonableness of rates for such services. The FCC expected that these initial benchmarks, which took effect on September 1, 1993, would produce an overall average reduction of 10% in the rates charged for regulated services. The FCC's benchmarks were widely criticized by some for being too stringent and by others for being too permissive. On March 30, 1994, acting on petitions to reconsider the original benchmarks, the FCC adopted revisions designed to reduce overall rates for regulated services by, on average, an additional 7%. These revised regulations took effect on May 15, 1994, when the freeze on rate increases expired. Under the FCC's approach cable operators may exceed the benchmarks if they can show in a cost-of-service proceeding that higher rates are needed to earn a reasonable return on investment. Also on March 30, 1994, the FCC announced the adoption of rules to implement the cost-of-service standard; among other things these rules establish an interim industry-wide rate of return of 11.25%. More recently, the FCC adopted so-called "going forward" rules which allow cable operators to adjust rates for regulated services when new channels are added. Various parties have sought judicial review of the FCC's rate regulation decisions.

       Pursuant to the "must-carry" rules a commercial television broadcast station may, under certain circumstances, insist on carriage of its signal on cable systems located within the station's market area, while a noncommercial public station may insist on carriage of its signal on cable systems located within either the station's predicted Grade B contour or 50 miles of the station's transmitter. As a result of these obligations (the constitutionality of which is presently under judicial review) certain of the Company's cable systems have had to add broadcast stations that they might not otherwise have elected to carry, and the freedom the Company's systems would otherwise have to drop signals previously carried has been reduced.

       Beginning in October 1993 and at three-year intervals thereafter commercial broadcasters may elect to forego must-carry rights and insist instead that their signals not be carried without the prior consent of the stations. Prior to October 1993 some of the broadcast stations carried by the Company's cable television systems opted for retransmission consent and initially took the position that they would not grant consent without commitments by the Company's systems to make cash payments. As a result of case-by-case negotiations, the Company's cable systems were able to continue carrying virtually all of the stations insisting on retransmission consent without having to agree to pay any stations for the privilege of carrying their signals. However some commitments were made to carry other program services offered by a station or an affiliated company, to provide advertising availabilities on cable for sale by a station and to distribute promotional announcements with respect to a station.

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

       In contrast to the 1992 Cable Act, the Cable Communications Policy Act of 1984 (the "1984 Cable Act") restricted regulation of cable television in many significant respects. Important provisions of the 1984 Cable Act that remain in effect after the 1992 Cable Act include a requirement that franchises be granted for reasonable periods of time, various remedies and safeguards to protect cable operators against arbitrary refusals to renew franchises, and a limitation on franchise fees to 5% of revenues.

       Apart from its authority under the 1992 Cable Act, the FCC regulates various other aspects of cable television operations. Since 1990 cable systems have been required to black out from the distant broadcast stations they carry syndicated programs for which local stations have purchased exclusive rights and request exclusivity. Other long-standing FCC rules require cable systems to delete under certain circumstances duplicative network programs broadcast by distant stations. The FCC also imposes certain technical standards on cable television operators, exercises the power to license various microwave and other radio facilities frequently used in cable television operations, regulates the assignment and transfer of control of such licenses, and oversees compliance with certain affirmative action and equal employment opportunity obligations applicable to cable systems. In addition, pursuant to the Pole Attachment Act the FCC exercises authority to disapprove unreasonable rates charged to cable operators by telephone and power utilities for utilizing space on utility poles or in underground conduits.

       The Copyright Act of 1976 grants to cable television systems, under certain terms and conditions, the right to retransmit the signals of television stations pursuant to a compulsory copyright license. Those terms and conditions include the payment of certain license fees set forth in the statute or established by subsequent administrative regulations. The compulsory license fees have been increased on several occasions since this Act went into effect. In 1994 the availability of the compulsory copyright license was extended to "wireless cable" and direct broadcast satellite operators, although in the latter case the license right is limited to distant broadcast signals imported into a local market. Some pending legislative proposals would modify or eliminate the compulsory copyright licensing scheme, and the FCC and others have urged that the compulsory license be phased out for local or distant broadcast signals or both.

       Currently telephone companies are generally prohibited by the 1984 Cable Act and certain FCC rules from operating cable systems in areas in which they provide telephone service. However Congress, the courts and the FCC are in varying degrees revisiting this question. The U.S. Courts of

Appeals for the Fourth and Ninth Circuits have held that this cross-ownership restriction violates the First Amendment rights of telephone companies, and U.S. District Courts in three other circuits have reached similar conclusions. The FCC has recommended changes in the 1984 Cable Act to permit telephone company ownership of co-located cable systems, and the agency has authorized a "video-dial-tone" service in which telephone companies would provide video programming supplied by others. In light of the federal court decisions, the FCC has also recently proposed rules which would allow telephone companies to supply the programming to be carried on their own video dialtone services. A court consent decree that prohibited the former Bell regional operating companies from offering certain information services, including acting as cable television system operators, has been modified to eliminate those restrictions as a result of which the former Bell regional operating companies are free to provide cable television services outside of their home regions.

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

       During the last several years the FCC has adopted various rule changes intended to facilitate the development of so-called "wireless cable," a video service capable of distributing as many as 30 television channels in a local area by over-the-air microwave transmission.

       Among the issues currently being considered by Congress are proposals to relax the "effective competition" test and thereby reduce the number of cable television systems subject to rate regulation, abolish rate regulation altogether, and preempt state laws that prevent cable companies and others from providing local telephone service.

       The regulation of certain cable television rates pursuant to the 1992 Cable Act has negatively impacted the revenues of the Company's cable systems as discussed above. The Company cannot predict whether or not the FCC's rate regulation decisions will ultimately be upheld on judicial review. In addition, the Company is unable to predict the outcome of the various other matters discussed above or what effect such matters may ultimately have on its cable television business.

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


                                                           NEWSWEEK
                                                        AVERAGE WEEKLY    PERCENTAGE OF
                                                         CIRCULATION      THREE LEADING
                                                          RATE BASE       NEWS MAGAZINES
                                                          ---------       --------------
       1990  . . . . . . . . . . . . . . . . . .          3,100,000            32.9%
       1991  . . . . . . . . . . . . . . . . . .          3,100,000            34.1%
       1992  . . . . . . . . . . . . . . . . . .          3,100,000            33.2%
       1993  . . . . . . . . . . . . . . . . . .          3,100,000            32.7%
       1994  . . . . . . . . . . . . . . . . . .          3,100,000            33.0%

       Newsweek is sold on newsstands and through subscription mail order sales derived from a number of sources, principally direct mail promotion. The basic one-year subscription price is $41.08. During 1994 most subscriptions were sold at a discount from the basic price. Since January 1992 Newsweek's newsstand price has been $2.95 per copy.

       The total number of Newsweek's domestic advertising pages and gross domestic advertising revenues as reported by Publishers' Information Bureau, Inc., together with Newsweek's percentages of the total number of advertising pages and total advertising revenues of the three leading weekly news magazines, for the past five years have been as follows:

                                                                                                     NEWSWEEK
                                                   NEWSWEEK      PERCENTAGE OF        GROSS        PERCENTAGE OF
                                                 ADVERTISING     THREE LEADING     ADVERTISING     THREE LEADING
                                                   PAGES*        NEWS MAGAZINES     REVENUES*      NEWS MAGAZINES
                                                   ------        --------------     ---------      --------------
       1990  . . . . . . . . . . . . . . . . .     2,294               33.4%      $ 252,447,000         32.5%
       1991  . . . . . . . . . . . . . . . . .     1,948               32.5%        233,601,000         32.7%
       1992  . . . . . . . . . . . . . . . . .     2,109               33.2%        258,396,000         32.4%
       1993  . . . . . . . . . . . . . . . . .     2,102               33.3%        260,673,000         32.3%
       1994  . . . . . . . . . . . . . . . . .     2,077               31.8%        278,948,000         32.0%

       -------------

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

       Newsweek's advertising rates are based on its average weekly circulation rate base and are competitive with the other weekly news magazines. Effective with the January 3, 1994 issue, national advertising rates were increased by an average of 4.9%. Beginning with the issue dated January 9, 1995, national advertising rates were increased again by an average of 6.0%.

       Newsweek Business Plus, which is published 39 times a year, is a demographic edition of Newsweek distributed to high-income professional and managerial subscribers and subscribers in zip-code-defined areas. Advertising rates for this edition, which has a circulation rate base of 1,000,000 copies, were increased an average of 6.5% in January 1995.

       Newsweek's other demographic edition, Newsweek Woman, which was published 13 times during 1994, has a circulation rate base of 700,000 selected female subscribers. At the beginning of 1994 advertising rates for this edition were increased by an average of 4.9%, with an additional average increase of 6.0% instituted early in 1995.

       Internationally, Newsweek is published in an Atlantic edition covering the British Isles, Europe, the Middle East and Africa, a Pacific edition covering Japan, Korea and Southeast Asia, and a Latin America edition, all of which are in the English language. Editorial copy solely of domestic interest is eliminated in the international editions and is replaced by other international, business or national coverage primarily of interest abroad. Since 1984 a 24-page section of Newsweek has been included in The Bulletin, an Australian weekly news magazine which also circulates in New Zealand. In 1986 a Japanese-language edition of Newsweek, Nihon Ban, began publication in Tokyo pursuant to an arrangement with a Japanese publishing company which translates editorial copy, sells advertising in Japan and prints and distributes the edition. A Korean-language edition of Newsweek, Hankuk Pan, began publication in 1991 pursuant to a similar arrangement with a Korean publishing company.

       The average weekly circulation rate base, advertising pages and gross advertising revenues of Newsweek's international editions (including The Bulletin insertions but not including the Japanese- or Korean-language editions of Newsweek) for the past five years have been as follows:


                                                              AVERAGE          WEEKLY          GROSS
                                                            CIRCULATION     ADVERTISING     ADVERTISING
                                                             RATE BASE         PAGES*        REVENUES*
                                                             ---------         ------        ---------
       1990  . . . . . . . . . . . . . . . . . . . . . .       673,000          2,466      $ 67,131,000
       1991  . . . . . . . . . . . . . . . . . . . . . .       705,000          2,296        68,405,000
       1992  . . . . . . . . . . . . . . . . . . . . . .       730,000          2,549        76,765,000
       1993  . . . . . . . . . . . . . . . . . . . . . .       745,000          2,128        68,347,000
       1994  . . . . . . . . . . . . . . . . . . . . . .       748,000          2,351        76,674,000

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

       For 1995 the average weekly circulation rate base for Newsweek's English language international editions (including The Bulletin insertions) will be 750,000 copies. Newsweek's rate card estimates the average weekly circulation for the Japanese-language and Korean-language editions for 1995 will be 145,000 and 150,000 copies, respectively.

       In November 1994 Newsweek launched a weekly news magazine created for online distribution. This magazine, known as Newsweek InterActive, combines text, photos and audio and is available on the Prodigy service. Newsweek also produced three multimedia CD-ROM's during 1994, each of which focused on different topics. Both the online magazine and CD-ROM products include interactive advertising.

                                OTHER ACTIVITIES

KAPLAN EDUCATIONAL CENTERS

       A subsidiary of the Company owns the Kaplan Educational Centers, which are engaged in preparing students for a broad range of admissions tests and licensing examinations including SAT's, LSAT's, GMAT's and GRE's, nursing and medical boards, and the uniform certified public accountant examination. In 1994 the Kaplan Centers had nearly 150,000 enrollments and provided courses through more than 150 permanent educational centers located throughout the United States and in Canada, Puerto Rico and London.

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

PASS SPORTS

       Pro Am Sports System, Inc. ("PASS") is a Detroit-based regional cable sports network that provides programming to approximately 774,000 cable television subscribers in Michigan and northwest Ohio. PASS programming includes games of the Detroit Tigers baseball team, the Detroit Pistons basketball team and the Detroit Red Wings hockey team.

INTERNATIONAL HERALD TRIBUNE

       The Company beneficially owns 50% of the outstanding common stock of the International Herald Tribune, S.A., a French company which publishes the International Herald Tribune in Paris, France. This English-language newspaper has an average daily paid circulation of almost 200,000 copies and is distributed in over 180 countries.

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

MAMMOTH MICRO PRODUCTIONS

       During 1994 the Company acquired an 80% equity interest in Mammoth Micro Productions, Inc., a producer and publisher of multimedia CD-ROM titles.

MOFFETT, LARSON & JOHNSON

       The Company owns 71% of the outstanding common stock of Moffet, Larson & Johnson, Inc., a telecommunications engineering firm specializing in the design and development of advanced mobile, broadcast and common carrier radio systems.

PERSONAL COMMUNICATIONS SERVICES

       In late 1994 the FCC commenced auction proceedings that will result in the award of licenses to operate new wireless telephone technologies generally referred to as personal communications services or "PCS." PCS systems will use transmitters that are smaller and closer together than those of conventional cellular systems and other techniques to reduce the size and cost of portable telephones. New PCS licensees will compete with cellular and landline telephone companies, among others.

       In September 1990 the Company formed a limited partnership with American Personal Communications, Inc. ("APC"), a private company owned by individuals with substantial prior experience in the cellular telephone industry, to develop experimental and, eventually, commercial PCS systems in the Washington, D.C./Baltimore, Maryland area. APC is the sole managing general partner of the partnership. The Company was a limited partner in that venture and held a majority of the partnership's equity.

       On December 23, 1993, the FCC finalized the award of a "pioneer's preference" to the partnership based on the partnership's research and development efforts. The preference is for 30 MHz of PCS spectrum and covers the Washington/Baltimore Major Trading Area, which consists of the District of Columbia and 65 counties in Maryland, northern Virginia, West Virginia and southern Pennsylvania with an aggregate population of nearly eight million people. Under law existing at the time the partnership's preference was finalized, neither Congress nor the FCC required pioneer preference applicants to make auction-based payments for their licenses. The partnership thus was entitled to file an application for a PCS commercial license subject only to basic licensing qualifications. The partnership filed such an application on January 18, 1994.

       The finalization of APC's preference was challenged by cellular companies, telephone companies and unsuccessful preference applicants in court and at the FCC. In June 1994 legislation was introduced to require pioneer preference recipients to pay 90% of the auction value of comparable licenses. In August 1994 the FCC issued a decision requiring the partnership to pay 90% of the auction price in the same or certain other markets. The partnership challenged that decision in court. In legislation that was signed by the President in December 1994, Congress has required the partnership to make a license payment based on 85% of the average auction price paid for the 20 largest markets in which preferences were not granted or, if larger, a specified minimum payment. Although this formula may result in the partnership acquiring its license at less cost than may be incurred by bidders at auction, it still will require the partnership to make a payment of approximately $100 million for a license that initially was to be issued without cost. Also, some members of Congress believe that the pioneers' payment formula can and should be reviewed and, if appropriate, adjusted in light of the actual auction results.

       Because of the changed circumstances, delays and increased costs surrounding the partnership's opportunity to provide PCS services in the Washington/Baltimore area, the Company decided to divest the majority of its ownership interest in the partnership. On January 9, 1995, the Company sold all but a 1.5% limited partnership interest in the partnership to APC (which remains as sole managing general partner) and a consortium of communications companies. The purchase price for the Company's interest was essentially equal to the pro rata share of the Company's investments in the partnership.

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

       In 1994 The Washington Post consumed about 250,000 tons(*) of newsprint purchased from a number of suppliers, including Bowater Incorporated, which supplied approximately 30% of The Post's 1994 newsprint requirements. About half of the newsprint The Post purchases from Bowater Incorporated is provided by Bowater Mersey Paper Company Limited, 49% of the common stock of which is owned by the Company (the majority interest being held by a subsidiary of Bowater Incorporated). Bowater Mersey owns and operates a newsprint mill near Halifax, Nova Scotia, and owns extensive woodlands that provide part of the mill's wood requirements. In 1994 Bowater Mersey produced about 260,000 tons of newsprint.

       The Company, through a subsidiary, has a 35% limited partnership interest in Bear Island Paper Company, which owns and operates a newsprint mill in Doswell, Virginia, about 85 miles south of Washington, D.C. The general partner, which has a 30% interest and manages the mill, is Brant-Allen Industries, Inc., a firm experienced in the construction and operation of similar mills; the other limited partner, also with a 35% interest, is a subsidiary of Dow Jones & Company, Inc. The Paper Company and Bear Island Timberlands Company, in which a subsidiary of the Company also has a 35% limited partnership interest, own an aggregate of approximately 150,000 acres of Virginia woodlands. These woodlands supply a portion of the wood requirements of the Paper Company's mill. That mill produced about 225,000 tons of newsprint in 1994, and during that year The Post purchased about 20% of its newsprint requirements from Bear Island Paper Company. In March 1994 Bear Island Paper Company completed construction of a recycling plant that provides 20% of the pulp used by the mill.

       The announced price of newsprint (excluding discounts which decreased later in the year) was approximately $620 per ton throughout 1994, but several price increases have been scheduled to take effect during 1995. The Post believes it has adequate newsprint available through contracts with its various suppliers. About 80% of the newsprint used by The Post includes some recycled content. The Company owns 90% of the stock of Capitol Fiber Inc., which handles and sells to recycling industries old newspapers and other paper collected in Washington, D.C, Maryland and northern Virginia.

       In 1994 The Herald consumed approximately 5,700 tons of newsprint supplied by four different suppliers, the largest of which furnished about 33% of the newspaper's total requirements. Approximately 70% of the newsprint used by The Herald includes some recycled content.

       The domestic edition of Newsweek consumed 30,388 tons of paper in 1994, the bulk of which was purchased from eight major suppliers. The current cost of body paper (the principal paper component of the magazine) is approximately $850 per ton.

----------------
       (*) All references in this report to newsprint tonnage and prices refer to short tons (2,000 pounds) and not to metric tons (2,204.6 pounds) which are often used in newsprint price quotations.

       Over 90% of the aggregate domestic circulation of Newsweek is delivered by second class mail, and most subscriptions are solicited by either first or third class mail. Thus substantial increases in postal rates for these classes of mail may have a significant negative impact on Newsweek's operating income. In December 1994 the Board of Governors of the U.S. Postal Service approved a rate increase of 10.3% for first-class mail and 14% for second- and third-class mail effective January 1, 1995. This action will increase Newsweek's annual postage costs by approximately $4.7 million. On the other hand, since advertising distributed by third class mail competes to some degree with newspaper advertising, the Company believes the increase in third class rates incorporated in the new rate structure could have a positive impact on the advertising revenues of The Washington Post, The Herald and The Gazette Newspapers, although the Company is unable to quantify the amount of such impact.

                                  COMPETITION

       The Washington Times, a newspaper published since 1982 in Washington, D.C., began publishing Saturday and Sunday editions in competition with The Washington Post in 1991. The Post also encounters competition in varying degrees from newspapers published in suburban and outlying areas, other nationally circulated newspapers and from television, radio, magazines and other advertising media, including direct mail advertising.

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

       The circulation of The Gazette Newspapers is limited to Montgomery County and parts of Frederick and Carroll Counties, Maryland (areas where The Washington Post also circulates). The Gazette Newspapers compete in varying degrees with many advertising vehicles available in their service areas, including The Potomac and Bethesda/Chevy Chase Almanacs and The Western Montgomery Bulletin, weekly controlled- circulation community newspapers, The Montgomery County Sentinel, a weekly paid-circulation community newspaper, and The Montgomery County Journal, a daily paid-circulation community newspaper (which also publishes two controlled-circulation weekly editions).

       The Company's television stations compete for audiences and advertising revenues with television and radio stations and cable television systems serving the same or nearby areas and to a lesser degree with other media such as newspapers and magazines. Both independent stations and stations affiliated with the Fox Broadcasting Network and United Paramount Network are becoming increasingly competitive, and cable television systems continue to expand their operations in the Company's broadcast markets where they compete for television viewing by importing out-of-market television signals and by distributing pay-cable, advertiser-supported and other programming that is originated for cable systems. During 1994 two direct broadcast satellite or "DBS" services, Direct TV and United States Satellite Broadcasting, began providing nationwide distribution of television programming using small receiving dishes and digital transmission (although neither service includes the signals of local independent or network-affiliated television stations). In addition, telephone companies have shown increasing interest in providing cable television and other video services.
The Company's television stations may also become subject to increased competition from low power television stations, wireless cable services, satellite master antenna systems (which can carry pay-cable and similar program material) and prerecorded video programming. Further, high definition and other improved television technologies are being developed which in the future may enhance the ability of some of these other video providers to compete for viewers with the local television broadcasting stations owned by the Company.

       Cable television systems operate in a highly competitive environment.
In addition to competing with the direct reception of television broadcast signals by the viewer's own antenna, such systems (like existing television stations) are subject to competition from other forms of television program delivery such as DBS services, low power television stations, wireless cable services, satellite master antenna systems and prerecorded video programming. Various legislative and regulatory proposals may also increase the competition faced by existing cable television systems by, among other things, facilitating the provision of competing services by local telephone companies.

       According to figures compiled by Publishers' Information Bureau, Inc., of the 187 magazines reported on by the Bureau, Newsweek ranked fifth in total advertising revenues in 1994, when it received approximately 3.3% of all advertising revenues of the magazines included in the report. The magazine industry is highly competitive both within itself and with other advertising media which compete for audience and advertising revenue.

       The Company's publications and television broadcasting and cable operations also compete for readers' and viewers' time with various other leisure-time activities.

       The future of the Company's various business activities depends on a number of factors, including the general strength of the economy, population growth, technological innovations and new entertainment, news and information dissemination systems, overall advertising revenues, the relative efficiency of publishing and broadcasting compared to other forms of advertising and, particularly in the case of television broadcasting and cable operations, the extent and nature of government regulations.

                               EXECUTIVE OFFICERS

       The executive officers of the Company, each of whom is elected for a one-year term at the meeting of the Board of Directors immediately following the Annual Meeting of Stockholders held in May of each year, are as follows:

       Donald E. Graham, age 49, has been Chairman of the Board of the Company since September 1993 and Chief Executive Officer of the Company since May 1991. Mr. Graham served as President of the Company from May 1991 until September 1993 and prior to that had been a Vice President of the Company for more than five years. Mr. Graham also is Publisher of The Washington Post, having occupied that position since 1979.

       Alan G. Spoon, age 43, is President and Chief Operating Officer of the Company. Mr. Spoon served as Executive Vice President and Chief Operating Officer of the Company from May 1991 until September 1993 and had previously been a Vice President of the Company since July 1987. Mr. Spoon also served as the Company's Vice President-Finance from July 1987 until November 1989, and as President of Newsweek, Inc. from September 1989 until May 1991.

       Katharine Graham, age 77, is Chairman of the Executive Committee of the Company's Board of Directors. Mrs. Graham previously served as Chairman of the Board of the Company from 1973 until September 1993 and as the Company's Chief Executive Officer from 1973 until May 1991.

       Martin Cohen, age 63, is a Vice President of the Company; from 1975 to July 1987 he served as Vice President-Finance and Treasurer of the Company.

       Diana M. Daniels, age 45, has been Vice President and General Counsel of the Company since November 1988 and Secretary of the Company since September 1991. Ms. Daniels served as General Counsel of the Company from January 1988 to November 1988 and prior to that had been Vice President and General Counsel of Newsweek, Inc. since 1979.

       Boisfeuillet Jones, Jr., age 48, is a Vice President of the Company and President of The Washington Post, a position he assumed in January 1995. Mr. Jones had previously served as Vice President and Counsel of The Washington Post since 1980.

       Beverly R. Keil, age 48, has been Vice President-Human Resources of the Company since 1986; from 1982 through 1985 she was the Company's Director of Human Resources.

       Thomas O. Might, age 43, is a Vice President of the Company and President of the Company's Cable Television Division. Beginning in 1980, Mr. Might held various executive positions at The Washington Post, most recently as Vice President for Advertising and Marketing; in January 1993 he was named President of the Cable Television Division and in January 1995 became the chief executive officer of that Division.

       John B. Morse, Jr., age 48, has been Vice President-Finance of the Company since November 1989. He joined the Company as Vice President and Controller in July 1989, and prior to that had been a partner of Price Waterhouse for more than five years.

       G. William Ryan, age 54, is a Vice President of the Company and since March 1988 has been President of Post-Newsweek Stations, Inc.

       Richard M. Smith, age 49, is a Vice President of the Company; he has served as Editor-in-Chief of Newsweek since 1984 and in May 1991 also became President of Newsweek, Inc.

                                   EMPLOYEES

       The Company and its subsidiaries employ approximately 6,800 persons on a full-time basis.

       The Washington Post has approximately 2,815 full-time employees. About 2,005 of The Post's full-time employees and about 485 part-time employees are represented by one or another of nine unions. Collective bargaining agreements are currently in effect with locals of the following unions covering the full-time and part-time employees and expiring on the dates indicated: 1,325 employees in the editorial, newsroom and commercial departments represented by the Washington-Baltimore Newspaper Guild (July 9, 1995); 146 paperhandlers and general workers represented by the Printing Specialty and Paper Products Union (March 31, 1995); 46 machinists represented by the International Association of Machinists (January 13, 1996); 50 photoengravers-platemakers represented by the Graphic Arts International Union (February 19, 1996); 118 building service employees represented by the Service Employees International Union (April 30,
1996); 38 engineers, carpenters and painters represented by the International Union of Operating Engineers (March 1, 1997); 373 mailers and 187 mailroom helpers represented by the Washington Mailers' Union (June 15, 1997); and 187 typographers represented by the Columbia Typographical Union (October 2, 2000). The collective bargaining agreement covering 32 electricians represented by the International Brotherhood of Electrical Workers expired in August 1994; a new contract has been negotiated with the union and is awaiting ratification.

       Of the approximately 210 full-time and 90 part-time employees at The Herald, about 61 full-time and 11 part-time employees are represented by one or another of three unions. The newspaper's collective bargaining agreement with the Graphic Communications International Union, which represents press operators, expired on January 15, 1995, and a new agreement has been negotiated and is awaiting ratification. Its agreement with the International Brotherhood of Teamsters, which represents part-time bundle haulers, will expire on May 31, 1998, and its agreement with the Communications Workers of America, which represents printers and mailers, will expire on October 31, 1998.

       Newsweek has approximately 940 full-time employees (including about 210 editorial employees represented by the New York Newspaper Guild under a collective bargaining agreement which expires in December 1995).

       The Company's broadcasting operations have approximately 910 full-time employees, of whom about 260 are union-represented. Of the ten collective bargaining agreements covering union-represented employees, four have expired and are being renegotiated. Three other collective bargaining agreements will expire in 1995.

       The Company's Cable Television Division has approximately 850 full-time employees. Stanley H. Kaplan Educational Center Ltd. employs approximately 600 persons on full-time basis (which number does not include substantial numbers of part-time employees who serve in instructional and clerical capacities).
The Gazette Newspapers have approximately 143 full-time and 45 part-time employees. Robinson Terminal Warehouse Corporation (the Company's newsprint warehousing and distribution subsidiary), Legi-Slate, Mammoth Micro Productions and Moffet, Larson & Johnson each employ fewer than 125 persons. None of these units' employees is represented by a union.

ITEM 2.  PROPERTIES.

       The Company owns the publishing plant and principal offices of The Washington Post in downtown Washington, D.C., including both a seven-story building in use since 1950 and a connected nine-story office building on contiguous property completed in 1972 in which are located the Company's principal executive offices. In 1980 the Company completed construction of a satellite printing plant on 13 acres of land owned by the Company in Fairfax County, Virginia, and in 1981 purchased the printing plant of the defunct Washington Star located in Southeast Washington, D.C. The Company owns a 34-acre tract of undeveloped land in Prince George's County, Maryland, and a 39-acre tract of undeveloped land near Dulles Airport in Fairfax County, Virginia, both of which are suitable for the construction of facilities for the printing and distribution of copies of The Post to suburban locations. The Company also owns 10 acres of undeveloped land in Montgomery County, Maryland.

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

       The principal offices of Newsweek are located at 251 West 57th Street in New York City, where Newsweek rents space on nine floors. The lease on this space will expire in 2009 but is renewable for a 15-year period at Newsweek's option at rentals to be negotiated or arbitrated. Newsweek's accounting, production and distribution departments, and its subscription service operations, are located in a facility Newsweek built in 1987 on a 16-acre tract in Mountain Lakes, New Jersey. In December 1994 Newsweek signed a letter of intent to sell its subscription service operations to Quad/Graphics, Inc., a major commercial printing company. In connection with this transaction it is anticipated that Quad/Graphics will lease a substantial portion of Newsweek's Mountain Lakes facility.

       The headquarters offices of the Company's broadcasting operations are located in Hartford, Connecticut, in the same facilities that house the offices and studios of WFSB. That facility and those that house the operations of each of the Company's other television stations are all owned by the Company.

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

       Stanley H. Kaplan Educational Center Ltd. owns a six-story building located at 131 West 56th Street in New York City, which serves as the Manhattan Educational Center, and a one-story building in Brooklyn, New York, which houses Kaplan's printing and production facilities. Kaplan's headquarters offices are located at 810 Seventh Avenue in New York City, where Kaplan rents space on two floors under leases which expire between 1995 and 1998. All Kaplan educational centers outside of Manhattan occupy leased premises.

       The offices of Legi-Slate, Mammoth Micro Productions and Moffet, Larson & Johnson are located in Washington, D.C., Golden, Colorado, and Falls Church, Virginia, respectively, and in each case occupy leased premises.

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

       The high and low sales prices of the Company's Class B Common Stock during the last two years were:

                                               1994                       1993
                                               ----                       ----
    Quarter                              High        Low            High        Low
    -------                              ----        ---            ----        ---
January - March . . . . . . . . . . .   $ 284      $ 232            $ 242     $ 228
April - June  . . . . . . . . . . . .     241        222              244       227
July - September  . . . . . . . . . .     238        231              230       212
October - December  . . . . . . . . .     248        234              257       219

       During 1994 the Company repurchased 366,500 shares of Class B Common Stock in unsolicited transactions at prices no higher than the last sale price on the New York Stock Exchange. Almost all of the repurchased shares were included in trading volume reported on 1994's consolidated tape and accounted for approximately 15 percent of such volume.

       At February 28, 1995, there were 23 holders of record of the Company's Class A Common Stock and 1,467 holders of record of the Company's Class B Common Stock.

       Both classes of the Company's Common Stock participate equally as to dividends. Quarterly dividends were paid at the rate of $1.05 during 1994 and 1993.

ITEM 6.  SELECTED FINANCIAL DATA.

       See the information for the years 1990 through 1994 contained in the table titled "Ten-Year Summary of Selected Historic Financial Data" which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 22 hereof (with only the information for such years to be deemed filed as part of this Annual Report on Form 10-K).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       See the information contained under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 22 hereof.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       See the Company's Consolidated Financial Statements at January 1, 1995, and for the periods then ended, together with the report of Price Waterhouse LLP thereon and the information contained in Note N to said Consolidated Financial Statements titled "Summary of Quarterly Operating Results

(Unaudited)," which are included in this Annual Report on Form 10-K and listed in the index to financial information on page 22 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information contained under the heading "Executive Officers" in Item 1 hereof, the information contained under the headings "Nominees for Election by Class A Stockholders" and "Nominees for Election by Class B Stockholders," and the information contained in the last two paragraphs under the heading "Stock Holdings of Certain Beneficial Owners and Management" in the definitive Proxy Statement for the Company's 1995 Annual Meeting of Stockholders is incorporated herein by reference thereto.

ITEM 11.  EXECUTIVE COMPENSATION.

       The information contained in the first paragraph after the list of nominees under the heading "Nominees for Election by Class B Stockholders" and under the headings "Executive Compensation," "Retirement Plans" and "Compensation Committee Report on Executive Compensation" in the definitive Proxy Statement for the Company's 1995 Annual Meeting of Stockholders is incorporated herein by reference thereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information contained under the heading "Stock Holdings of Certain Beneficial Owners and Management" in the definitive Proxy Statement for the Company's 1995 Annual Meeting of Stockholders is incorporated herein by reference thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information contained under the heading "Certain Transactions" in the definitive Proxy Statement for the Company's 1995 Annual Meeting of Stockholders is incorporated herein by reference thereto.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

       (a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

              (i)   Financial Statements and Financial Statement Schedules

                       As listed in the index to financial information on page 22 hereof.

              (ii)  Exhibits

                       As listed in the index to exhibits on page 46 hereof.

       (b) REPORTS ON FORM 8-K.

              No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

       PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON MARCH 24, 1995.

                                               THE WASHINGTON POST COMPANY
                                                       (Registrant)


                                                  By     John B. Morse, Jr.
                                                    --------------------------
                                                         John B. Morse, Jr.
                                                       Vice President-Finance

       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 24, 1995:


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

              James E. Burke                                 Director

               Martin Cohen                                  Director

         George J. Gillespie, III                            Director

             Ralph E. Gomory                                 Director

             Donald R. Keough                                Director

          Barbara Scott Preiskel                             Director

             William J. Ruane                                Director

            Richard D. Simmons                               Director

             George W. Wilson                                Director


                                                    By   John B. Morse, Jr.
                                                       --------------------
                                                         John B. Morse, Jr.
                                                          Attorney-in-Fact

       An original power of attorney authorizing Donald E. Graham, Alan G. Spoon, Katharine Graham and John B. Morse, Jr., and each of them, to sign all reports required to be filed by the Registrant pursuant to the Securities Exchange Act of 1934 on behalf of the above-named directors and officers has been filed with the Securities and Exchange Commission.

                         INDEX TO FINANCIAL INFORMATION

                             ----------------------

                          THE WASHINGTON POST COMPANY


                                                                                                            PAGE
                                                                                                            ----

Financial Statements and Schedules:

         Report of Independent Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23

         Consolidated Statements of Income for the Three Fiscal Years
            Ended January 1, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24

         Consolidated Balance Sheets at January 1, 1995 and January 2, 1994   . . . . . . . . . . . . . .    25

         Consolidated Statements of Cash Flows for the Three Fiscal Years
            Ended January 1, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27

         Consolidated Statements of Changes in Shareholders' Equity for the Three Fiscal
            Years Ended January 1, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28

         Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . .    29

         Financial Statement Schedules for the Three Fiscal Years Ended January 1, 1995   . . . . . . . .    39

                 II - Valuation and Qualifying Accounts

Management's Discussion and Analysis of Results of Operations and Financial
         Condition (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    40

Ten-Year Summary of Selected Historical Financial Data (Unaudited)  . . . . . . . . . . . . . . . . . . .    44

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

                       REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Shareholders of
The Washington Post Company

In our opinion, the consolidated financial statements, including the financial statement schedule, referred to under Item 14(a)(i) on page 19 and listed in the index on page 22 present fairly, in all material respects, the financial position of The Washington Post Company and its subsidiaries at January 1, 1995 and January 2, 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note E to the financial statements, the Company adopted, effective at the beginning of 1993, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


PRICE WATERHOUSE LLP


Washington, D.C.
January 31, 1995

                          THE WASHINGTON POST COMPANY
                          ---------------------------


                                                           CONSOLIDATED
                                                       STATEMENTS OF INCOME
                                                       ====================

--------------------------------------------------------------------------------------------------------------------
                                                                                Fiscal year ended
                                                                ----------------------------------------------------
                                                                January 1,          January 2,            January 3,
(in thousands, except share amounts)                               1995                1994                  1993
--------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
  Advertising   . . . . . . . . . . . . . . .                  $1,026,672         $  913,529              $  895,645
  Circulation and subscriber  . . . . . . . .                     438,500            444,385                 436,193
  Other   . . . . . . . . . . . . . . . . . .                     148,806            140,277                 119,029
                                                               ----------         ----------              ----------
                                                                1,613,978          1,498,191               1,450,867
                                                               ----------         ----------              ----------
OPERATING COSTS AND EXPENSES
    Operating   . . . . . . . . . . . . . . .                     861,464            790,256                 787,256
    Selling, general and administrative . . .                     390,296            393,196                 356,799
    Depreciation and amortization of property,
      plant, and equipment  . . . . . . . . .                      61,950             59,543                  59,222
    Amortization of goodwill and
      other intangibles   . . . . . . . . . .                      25,393             16,216                  15,478
                                                               ----------         ----------              ----------
                                                                1,339,103          1,259,211               1,218,755
                                                               ----------         ----------              ----------

INCOME FROM OPERATIONS  . . . . . . . . . . .                     274,875            238,980                 232,112
    Equity in earnings (losses) of affiliates                       7,325             (1,994)                (11,730)
    Interest income   . . . . . . . . . . . .                       9,196             11,085                  11,854
    Interest expense  . . . . . . . . . . . .                      (5,590)            (4,983)                 (6,385)
    Other income (expense), net   . . . . . .                       1,116             20,379                  (1,655)
                                                               ----------          ---------               ----------

INCOME BEFORE INCOME TAXES AND
    CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE   . . . . . . . .                     286,922            263,467                 224,196
PROVISION FOR INCOME TAXES  . . . . . . . . .                     117,250            109,650                  96,400
                                                               ----------          ---------               ---------

INCOME BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE  . . . . .                     169,672            153,817                 127,796
CUMULATIVE EFFECT OF CHANGE IN METHOD
    OF ACCOUNTING FOR INCOME TAXES  . . . . .                          --             11,600                      --
                                                               ----------         ----------              ----------
NET INCOME  . . . . . . . . . . . . . . . . .                  $  169,672         $  165,417              $  127,796
                                                               ==========         ==========              ==========
EARNINGS PER SHARE:
    BEFORE CUMULATIVE EFFECT OF CHANGE
      IN ACCOUNTING PRINCIPLE   . . . . . . .                  $    14.65         $    13.10              $    10.80
    CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE  . . . . . . . . .                          --                .98                      --
                                                               ----------         ----------              ----------
NET INCOME  . . . . . . . . . . . . . . . . .                  $    14.65         $    14.08              $    10.80
                                                               ==========         ==========              ==========


The information on pages 29 through 38 is an integral part of the financial statements.

                          THE WASHINGTON POST COMPANY
                          ---------------------------


                                                    CONSOLIDATED BALANCE SHEETS
                                                    ===========================

--------------------------------------------------------------------------------------------
                                                                    January 1,     January 2,
 (in thousands, except share amounts)                                  1995           1994
--------------------------------------------------------------------------------------------
 ASSETS

 Current assets
   Cash and cash equivalents  . . . . . . . . . . . .              $  117,269      $  171,512
   Investments in marketable debt securities  . . . .                  24,570         258,412
   Accounts receivable, net   . . . . . . . . . . . .                 175,441         140,518
   Inventories  . . . . . . . . . . . . . . . . . . .                  20,378          16,419
   Program rights   . . . . . . . . . . . . . . . . .                  18,972          15,460
   Other current assets   . . . . . . . . . . . . . .                  19,249          23,253
                                                                   ----------       ---------
                                                                      375,879         625,574

 INVESTMENTS IN AFFILIATES  . . . . . . . . . . . . .                 170,754         155,251

 PROPERTY, PLANT, AND EQUIPMENT
   Buildings  . . . . . . . . . . . . . . . . . . . .                 185,193         166,433
   Machinery, equipment, and fixtures   . . . . . . .                 629,043         579,423
   Leasehold improvements   . . . . . . . . . . . . .                  33,287          29,287
                                                                   ----------      ----------
                                                                      847,523         775,143
   Less accumulated depreciation and amortization   .                (499,172)       (469,359)
                                                                   ----------      ----------
                                                                      348,351         305,784
   Land   . . . . . . . . . . . . . . . . . . . . . .                  32,562          28,799
   Construction in progress   . . . . . . . . . . . .                  30,483          29,135
                                                                   ----------      ----------
                                                                      411,396         363,718
 GOODWILL AND OTHER INTANGIBLES, LESS ACCUMULATED AMORTIZATION
   OF $155,161 AND $129,768   . . . . . . . . . . . .                 512,405         309,157
 DEFERRED CHARGES AND OTHER ASSETS  . . . . . . . . .                 226,434         168,804
                                                                   ----------      ----------
                                                                   $1,696,868      $1,622,504
                                                                   ==========      ==========


The information on pages 29 through 38 is an integral part of the financial statements.

                          THE WASHINGTON POST COMPANY
                          ---------------------------

                                                    CONSOLIDATED BALANCE SHEETS
                                                    ===========================

--------------------------------------------------------------------------------------------------------------
                                                                               January 1,           January 2,
 (in thousands, except share amounts)                                             1995                 1994
--------------------------------------------------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
   Accounts payable and accrued liabilities . . . . . . . . . . .              $  186,129           $  163,553
   Federal and state income taxes . . . . . . . . . . . . . . . .                   6,593               15,726
   Deferred subscription revenue  . . . . . . . . . . . . . . . .                  80,351               79,254
                                                                               ----------           ----------
                                                                                  273,073              258,533

 OTHER LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . .                 217,461              191,088

 LONG-TERM DEBT   . . . . . . . . . . . . . . . . . . . . . . . .                  50,297               51,768

 DEFERRED INCOME TAXES  . . . . . . . . . . . . . . . . . . . . .                  29,104               33,696
                                                                              -----------            ---------
                                                                                  569,935              535,085
                                                                              -----------            ---------

 SHAREHOLDERS' EQUITY
   Preferred stock, $1 par value, 1,000,000 shares authorized . .                      --                   --
   Common stock
     Class A common stock, $1 par value, 7,000,000 shares
       authorized; 1,843,250 shares issued and outstanding  . . .                   1,843                1,843
     Class B common stock, $1 par value, 40,000,000 shares
       authorized; 18,156,750 shares issued; 9,502,684 and
       9,870,115 shares outstanding . . . . . . . . . . . . . . .                  18,157               18,157
   Capital in excess of par value . . . . . . . . . . . . . . . .                  21,273               21,354
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . .               1,691,497            1,570,546
   Cumulative foreign currency translation adjustment . . . . . .                   5,328                2,908
   Unrealized gain on available-for-sale securities (net of taxes)                  2,933                   --
   Cost of 8,654,066 and 8,286,635 shares of Class B
     common stock held in treasury  . . . . . . . . . . . . . . .                (614,098)            (527,389)
                                                                               ----------           ----------
                                                                                1,126,933            1,087,419
                                                                               ----------           ----------
                                                                               $1,696,868           $1,622,504
                                                                               ==========           ==========


The information on pages 29 through 38 is an integral part of the financial statements.

                          THE WASHINGTON POST COMPANY
                          ---------------------------


                                                           CONSOLIDATED
                                                     STATEMENTS OF CASH FLOWS
                                                     =========================

-----------------------------------------------------------------------------------------------------------
                                                                                Fiscal year ended
                                                                      --------------------------------------
                                                                      January 1,   January 2,   January 3,
(in thousands)                                                           1995         1994         1993
----------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income   . . . . . . . . . . . . . . . . . . . . . .           $ 169,672     $ 165,417     $ 127,796
   Adjustments to reconcile net income to net cash provided
   by operating activities:
     Cumulative effect of change in accounting principle  .                  --       (11,600)           --
     Depreciation and amortization of property,
       plant, and equipment . . . . . . . . . . . . . . . .              61,950        59,543        59,222
     Amortization of goodwill and other intangibles . . . .              25,393        16,216        15,478
     Amortization of program rights . . . . . . . . . . . .              21,888        18,927        20,308
     Provision for doubtful accounts and returns  . . . . .              57,983        56,631        57,629
     Gain from sale of business . . . . . . . . . . . . . .                  --       (13,371)           --
     (Decrease) in accrued interest and income taxes payable             (9,177)       (5,141)      (14,162)
     Provision for deferred income taxes  . . . . . . . . .              (6,882)       (1,669)       (1,577)
     Change in assets and liabilities:
       (Increase) in accounts receivable  . . . . . . . . .             (92,526)      (68,901)      (47,393)
       (Increase) decrease in inventories . . . . . . . . .              (3,959)        3,839          (695)
       Increase (decrease) in accounts payable
         and accrued liabilities  . . . . . . . . . . . . .              17,376       (17,054)       16,102
       (Increase) in other assets and other liabilities, net            (21,148)       (9,628)      (14,347)
     Other  . . . . . . . . . . . . . . . . . . . . . . . .               4,727         9,440        23,886
                                                                      ---------     ---------     ---------
         Net cash provided by operating activities  . . . .             225,297       202,649       242,247
                                                                      ---------     ---------     ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of business . . . . . . . . . .                  --        64,947            --
     Purchases of property, plant, and equipment  . . . . .             (74,642)      (79,139)      (58,889)
     Purchases of marketable debt securities  . . . . . . .             (38,994)     (520,114)     (533,082)
     Maturities and sales of marketable debt securities . .             274,776       509,937       465,891
     Investments in certain businesses  . . . . . . . . . .            (281,937)       (1,591)      (32,353)
     Payments for program rights  . . . . . . . . . . . . .             (20,838)      (20,232)      (22,013)
     Other  . . . . . . . . . . . . . . . . . . . . . . . .              (1,124)          663           978
                                                                      ---------     ---------     ---------
         Net cash (used) by investing activities  . . . . .            (142,759)      (45,529)     (179,468)
                                                                      ---------     ---------     ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on debt . . . . . . . . . . . . . . .              (1,400)           --       (25,000)
   Dividends paid   . . . . . . . . . . . . . . . . . . . .             (48,721)      (49,376)      (49,699)
   Common shares repurchased  . . . . . . . . . . . . . . .             (86,660)      (23,133)       (7,484)
   Other  . . . . . . . . . . . . . . . . . . . . . . . . .                  --            61           122
                                                                      ---------     ---------     ---------
         Net cash (used) by financing activities  . . . . .            (136,781)      (72,448)      (82,061)
                                                                      ---------     ---------     ---------

 NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS . . .             (54,243)       84,672       (19,282)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . . . . .             171,512        86,840       106,122
                                                                      ---------     ---------     ---------
 CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . . . .           $ 117,269     $ 171,512     $  86,840
                                                                      =========     =========     =========


 SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
     Income taxes . . . . . . . . . . . . . . . . . . . . .           $ 134,700     $ 110,300     $ 110,700
     Interest   . . . . . . . . . . . . . . . . . . . . . .           $   5,200     $   5,600     $   7,200
 NONCASH INVESTING ACTIVITIES:
   Program rights acquired  . . . . . . . . . . . . . . . .           $  30,200     $   5,800     $  25,200

The information on pages 29 through 38 is an integral part of the financial statements.

                          THE WASHINGTON POST COMPANY
                          ---------------------------


                                                    CONSOLIDATED STATEMENTS OF
                                                  CHANGES IN SHAREHOLDERS' EQUITY
                                                  ===============================

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                Cumulative     Unrealized
                                                                                                 Foreign        Gain on
                                                      Class A  Class B   Capital in              Currency      Available-
                                                      Common   Common    Excess of    Retained Translation      For-Sale   Treasury
(in thousands, except share amounts)                   Stock    Stock    Par Value    Earnings  Adjustment     Securities   Stock
------------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 29, 1991  . . . . . . . . . . . .    $1,843    $18,157    $18,725   $1,376,408    $6,870         --      $(497,718)
  Net income for the year  . . . . . . . . . . . .                                      127,796
  Dividends -- $4.20 per share . . . . . . . . . .                                      (49,699)
  Repurchase of 33,949 shares of
    Class B common stock . . . . . . . . . . . . .                                                                           (7,484)
  Issuance of 304 shares of Class B
    common stock, net of restricted
    stock award forfeitures  . . . . . . . . . . .                             (52)                                              16
  Change in foreign currency
    translation adjustment . . . . . . . . . . . .                                                 (1,931)
  Other  . . . . . . . . . . . . . . . . . . . . .                              74
                                                      ------    -------    -------   ----------    ------     ------      ---------
BALANCE JANUARY 3, 1993  . . . . . . . . . . . . .     1,843     18,157     18,747    1,454,505     4,939         --       (505,186)
  Net income for the year  . . . . . . . . . . . .                                      165,417
  Dividends -- $4.20 per share . . . . . . . . . .                                      (49,376)
  Repurchase of 99,800 shares of
    Class B common stock . . . . . . . . . . . . .                                                                          (23,133)
  Issuance of 15,030 shares of
    Class B common stock, net
    of restricted stock award
    forfeitures  . . . . . . . . . . . . . . . . .                           2,480                                              930
  Change in foreign currency
    translation adjustment . . . . . . . . . . . .                                                 (2,031)
  Other  . . . . . . . . . . . . . . . . . . . . .                             127
                                                      ------    -------    -------   ----------    ------     ------      ---------
BALANCE JANUARY 2, 1994  . . . . . . . . . . . . .     1,843     18,157     21,354    1,570,546     2,908         --       (527,389)
  Net income for the year  . . . . . . . . . . . .                                      169,672
  Dividends -- $4.20 per share . . . . . . . . . .                                      (48,721)
  Repurchase of 366,500 shares
    of Class B common stock  . . . . . . . . . . .                                                                          (86,660)
  Restricted stock award
    forfeitures of 931 shares, net
    of issuance of Class B
    common stock . . . . . . . . . . . . . . . . .                            (130)                                             (49)
  Change in foreign currency
    translation adjustment . . . . . . . . . . . .                                                  2,420
  Unrealized gain on available-for-sale
    securities (net of taxes)  . . . . . . . . . .                                                             2,933
  Other  . . . . . . . . . . . . . . . . . . . . .                              49
                                                      ------    -------    -------   ----------    ------     ------      ---------
BALANCE JANUARY 1, 1995  . . . . . . . . . . . . .    $1,843    $18,157    $21,273   $1,691,497    $5,328     $2,933      $(614,098)
                                                      ======    =======    =======   ==========    ======     ======      =========

 The information on pages 29 through 38 is an integral part of the financial statements.

                          THE WASHINGTON POST COMPANY
                          ---------------------------

                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                             =====================

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Washington Post Company ("the company") operates principally in four areas of the media business: newspaper publishing, television broadcasting, magazine publishing, and cable television. Segment data is set forth in Note M.

FISCAL YEAR. The company reports on a 52-53 week fiscal year ending on the Sunday nearest December 31. The fiscal years 1994 and 1993, which ended January 1, 1995, and January 2, 1994, respectively, included 52 weeks, while 1992 included 53 weeks. With the exception of the newspaper publishing operations, subsidiaries of the company report on a calendar-year basis.

PRINCIPLES OF CONSOLIDATION. The accompanying financial statements include the accounts of the company and its subsidiaries; significant intercompany transactions have been eliminated.

CASH EQUIVALENTS. Short-term investments with maturities of 90 days or less are considered cash equivalents. The carrying amount reported approximates fair value.

INVESTMENTS IN MARKETABLE SECURITIES. Marketable securities held to maturity consist of debt instruments that mature over 90 days from the purchase date and are stated at cost plus accrued interest. Other investments in marketable equity securities available for sale are classified in "Deferred charges and other assets" in the Consolidated Balance Sheets. In accordance with Statement of Financial Accounting Standards No. 115 (SFAS No. 115), any unrealized gains or losses (net of taxes) relating to such investments are included as a separate component of Shareholders' Equity.

INVENTORIES. Inventories are valued at the lower of cost or market. Cost of newsprint is determined by the first-in, first-out method, and cost of magazine paper is determined by the specific-cost method.

INVESTMENTS IN AFFILIATES. The company uses the equity method of accounting for its investments in and earnings or losses of affiliates.

PROPERTY, PLANT, AND EQUIPMENT. Property, plant, and equipment is recorded at cost and includes interest capitalized in connection with major long-term construction projects. Replacements and major improvements are capitalized; maintenance and repairs are charged to operations as incurred.

Depreciation is calculated using the straight-line method over the estimated useful lives of the property, plant, and equipment: 3 to 12 years for machinery and equipment, 20 to 50 years for buildings, and 5 to 20 years for land improvements. The costs of leasehold improvements are amortized over the lesser of the useful lives or the terms of the respective leases.

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

DEFERRED PROGRAM RIGHTS. The broadcast subsidiaries are parties to agreements that entitle them to show syndicated and other programs on television. The unamortized cost of these rights and the liability for future payments under these agreements are included in the Consolidated Balance Sheets. The unamortized cost is charged to operations using accelerated or straight-line rates for syndicated programs and accelerated amortization rates for other programs.

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

INCOME TAXES. The 1994 and 1993 provisions for income taxes have been determined under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), which requires the use of the asset and liability approach. Under this approach, deferred taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities.

Prior to 1993 the provision for income taxes was determined under Accounting Principles Board (APB) Opinion No. 11, which required use of the deferred method.

                          THE WASHINGTON POST COMPANY
                          ---------------------------

Under that method, the provision for income taxes was based on pre-tax financial income, which differed from taxable income because certain elements of income and expense were reflected in different periods for financial accounting and tax purposes. Deferred taxes were provided on these timing differences using the tax rate in effect when the timing differences originated, and the effects of reversing timing differences were reflected at those historical tax rates.

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

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. The company provides certain health care and life insurance benefits for retired employees. The expected cost of providing these postretirement benefits is accrued over the years that employees render services.

B. INVESTMENTS IN MARKETABLE DEBT SECURITIES

The company's marketable debt securities at January 1, 1995, and January 2, 1994, include the following (in thousands):


---------------------------------------------------------------
                                       1994              1993
---------------------------------------------------------------
 U.S. Government and
   Government agency
   obligations  . . . . . . .        $ 9,844           $237,655
 Commercial paper   . . . . .         14,726             20,757
                                     -------           --------
                                     $24,570           $258,412
                                     =======           ========

C. ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts receivable at January 1, 1995, and January 2, 1994, consist of the following (in thousands):


----------------------------------------------------------------
                                          1994             1993
----------------------------------------------------------------
 Accounts receivable, less
   estimated returns, doubtful
   accounts and allowances
   of $39,943 and $38,602 . . . . . .    $165,352       $129,976
 Other  . . . . . . . . . . . . . . .      10,089         10,542
                                         --------       --------
                                         $175,441       $140,518
                                         ========       ========


Accounts payable and accrued liabilities at January 1, 1995, and January 2, 1994, consist of the following (in thousands):


--------------------------------------------------------------------------------
                                                    1994                   1993
--------------------------------------------------------------------------------
 Accounts payable and
   accrued expenses . . . . . . . . . . . .       $ 99,106              $ 91,831
 Accrued payroll and
   related benefits . . . . . . . . . . . .         40,143                31,747
 Accrued interest expense . . . . . . . . .          4,246                 4,437
 Deferred tuition revenue . . . . . . . . .         14,752                12,564
 Film contracts payable . . . . . . . . . .         18,408                14,978
 Due to affiliates (newsprint)  . . . . . .          9,474                 7,996
                                                  --------              --------
                                                  $186,129              $163,553
                                                  ========              ========

D. INVESTMENTS IN AFFILIATES

The company's investments in affiliates at January 1, 1995, and January 2, 1994, include the following (in thousands):


--------------------------------------------------------------------------------
                                                     1994                  1993
--------------------------------------------------------------------------------
 Cowles Media Company . . . . . . . . . . .        $ 81,514             $ 80,786
 Newsprint mills  . . . . . . . . . . . . .          60,782               50,172
 Other  . . . . . . . . . . . . . . . . . .          28,458               24,293
                                                   --------             --------
                                                   $170,754             $155,251
                                                   ========             ========

The company's investments in affiliates includes a 28 percent interest in the stock of Cowles Media Company, which owns and operates the Minneapolis Star Tribune and several other smaller properties.

The company's interest in newsprint mills includes a 49 percent interest in the common stock of Bowater Mersey Paper Company Limited, which owns and operates a newsprint mill in Nova Scotia; a 35 percent limited partnership interest in Bear Island Paper Company, which owns and operates a newsprint mill near Richmond, Virginia; and a 35 percent limited partnership interest in Bear Island Timberlands Company, which owns timberland and supplies Bear Island Paper Company with a major portion of its wood requirements. In 1993 and 1992 the company's ownership of Bear Island Timberlands Company and Bear Island Paper Company was a one-third limited partnership interest in each company. Operating costs and expenses of the company include newsprint supplied by Bowater, Inc. (parent to Bowater Mersey Paper Company), and Bear Island Paper Company and used in operations, the cost of which was approximately $53,200,000 in 1994, $52,500,000 in 1993, and $51,000,000 in 1992.

The company's other investments represent a 50 percent common stock interest in the International Herald Tribune newspaper, published near Paris, France, and a 50 percent common stock interest in the Los Angeles Times-Washington Post News Service, Inc.

                          THE WASHINGTON POST COMPANY
                          ---------------------------


Summarized financial data for the affiliates' operations are as follows (in thousands):


--------------------------------------------------------------------------------------------
                                                        1994            1993           1992
--------------------------------------------------------------------------------------------
 FINANCIAL POSITION
 Working capital  . . . . . . . . . . . . .         $(125,667)      $ (67,923)     $(119,505)
 Property, plant,
   and equipment  . . . . . . . . . . . . .           407,235         422,606        436,620
 Total assets   . . . . . . . . . . . . . .           749,165         732,940        718,352
 Long-term debt   . . . . . . . . . . . . .           180,988         200,105        197,203
 Net equity   . . . . . . . . . . . . . . .           213,484         172,332        175,618

 RESULTS OF OPERATIONS
 Operating revenues . . . . . . . . . . . .         $ 766,232       $ 610,617      $ 650,194
 Operating income   . . . . . . . . . . . .            46,741          43,569         20,500
 Net income (loss)  . . . . . . . . . . . .            29,235           7,218        (13,175)

 The following table summarizes the status and results of the company's investments in affiliates (in thousands):


-------------------------------------------------------------------------------------------
                                                                       1994           1993
-------------------------------------------------------------------------------------------
 Beginning investment . . . . . . . . . . .                          $155,251      $162,410
 Additional investment  . . . . . . . . . .                             8,750            --
 Equity in earnings (losses)  . . . . . . .                             7,325        (1,994)
 Dividends and
   distributions received . . . . . . . . .                            (2,992)       (2,743)
 Foreign currency translation . . . . . . .                             2,420        (2,422)
                                                                     --------      --------
 Ending investment  . . . . . . . . . . . .                          $170,754      $155,251
                                                                     ========      ========

 At January 1, 1995, the unamortized excess of the company's investments over its equity in the underlying net assets of its affiliates at the dates of acquisition was approximately $84,900,000. Amortization included in "Equity in earnings (losses) of affiliates" in the accompanying Consolidated Statements of Income was $2,600,000 for the years ended January 1, 1995, January 2, 1994, and January 3, 1993.

E. INCOME TAXES

 In 1994 and 1993 income taxes are based on the provisions of SFAS No. 109, "Accounting for Income Taxes," which was adopted at the beginning of 1993. The cumulative effect of adopting this standard was an increase in 1993 net income of $11,600,000 and is shown on the Consolidated Statements of Income as the cumulative effect of a change in accounting principle. Financial statements for years prior to 1993 were not restated, and the 1992 information shown below was determined under the provisions of APB Opinion No. 11.

 The provision for income taxes consists of the following (in thousands):


----------------------------------------------------------------------------
                                                      Current       Deferred
----------------------------------------------------------------------------
  1994
  U.S. Federal  . . . . . . . . . . . . . .          $103,182        $(6,356)
  Foreign . . . . . . . . . . . . . . . . .               509            323
  State and local . . . . . . . . . . . . .            20,441           (849)
                                                     --------        -------
                                                     $124,132        $(6,882)
                                                     ========        =======

  1993
  U.S. Federal  . . . . . . . . . . . . . .          $ 85,082        $  (535)
  Foreign . . . . . . . . . . . . . . . . .             6,913           (657)
  State and local . . . . . . . . . . . . .            19,324           (477)
                                                     --------        -------
                                                     $111,319        $(1,669)
                                                     ========        =======

  1992
  U.S. Federal  . . . . . . . . . . . . . .          $ 79,380        $  (295)
  Foreign . . . . . . . . . . . . . . . . .               488         (1,219)
  State and local . . . . . . . . . . . . .            18,109            (63)
                                                     --------        -------
                                                     $ 97,977        $(1,577)
                                                     ========        =======

During 1993 the company sold its cable franchises in the United Kingdom. This transaction increased 1993 foreign taxes by approximately $6,800,000.

The provision for income taxes exceeds the amount of income tax determined by applying the U.S. Federal statutory rate of 35 percent in 1994 and 1993 and 34 percent in 1992 to income before taxes as a result of the following (in thousands):


-------------------------------------------------------------------------------------------
                                                        1994          1993           1992
-------------------------------------------------------------------------------------------
  U.S. Federal
    statutory taxes . . . . . . . . . . . .          $100,423       $ 92,213        $76,226
  State and local taxes
    net of U.S. Federal
    income tax
    benefit . . . . . . . . . . . . . . . .            12,735         12,251         11,911
  Amortization of goodwill
    not deductible
    for income tax
    purposes  . . . . . . . . . . . . . . .             3,146          2,433          2,922
  Other . . . . . . . . . . . . . . . . . .               946          2,753          5,341
  Provision for                                      --------       --------        -------
    income taxes  . . . . . . . . . . . . .          $117,250       $109,650        $96,400
                                                     ========       ========        =======

                          THE WASHINGTON POST COMPANY
                          ---------------------------

Deferred income taxes at January 1, 1995, and January 2, 1994, consists of the following (in thousands):


--------------------------------------------------------------------------------------------
                                                                        1994           1993
-------------------------------------------------------------------------------------------
  Accrued postretirement
    benefits  . . . . . . . . . . . . . . .                           $45,568        $42,336
  Other benefit obligations . . . . . . . .                            22,903         17,760
  Accounts receivable . . . . . . . . . . .                             6,559          6,368
  Other . . . . . . . . . . . . . . . . . .                             7,664          3,855
                                                                      -------        -------
  Deferred tax asset  . . . . . . . . . . .                           $82,694        $70,319
                                                                      -------        -------
  Property, plant,
    and equipment . . . . . . . . . . . . .                           $44,250        $48,275
  Prepaid pension cost  . . . . . . . . . .                            48,732         39,769
  Affiliate operations  . . . . . . . . . .                            12,671         12,211
  Investment tax credit . . . . . . . . . .                             3,013          3,760
  Other . . . . . . . . . . . . . . . . . .                             3,132             --
                                                                      -------        -------
  Deferred tax liability  . . . . . . . . .                           111,798        104,015
                                                                      -------        -------
  Deferred income taxes . . . . . . . . . .                           $29,104        $33,696
                                                                      =======        =======


In 1992 the deferred tax benefit resulted principally from the excess of financial statement depreciation over tax depreciation, $1,738,000, and accrued postretirement benefit expense, $4,138,000. These amounts were offset by deferred tax expense of $7,469,000 resulting from net pension credits in excess of contributions.

F. DEBT

Long-term debt of the company as of January 1, 1995, and January 2, 1994, is summarized as follows (in thousands):


------------------------------------------------------------------------------------------
                                                                    1994              1993
------------------------------------------------------------------------------------------
  10.1 percent unsecured
    European Currency Unit notes,
    $50,000,000 face amount
    due in 1996 . . . . . . . . . . . . . .                        $50,297          $50,368
  10.875 percent unsecured
    Eurodollar notes, $1,400,000
    face amount due in 1995 . . . . . . . .                             --            1,400
                                                                   -------          -------
                                                                   $50,297          $51,768
                                                                   =======          =======

G. CAPITAL STOCK, STOCK OPTIONS AND STOCK AWARDS

CAPITAL STOCK. Each share of Class A common stock and Class B common stock participates equally in dividends. The Class B stock has limited voting rights and as a class has the right to elect 30 percent of the Board of Directors; the Class A stock has unlimited voting rights including the right to elect a majority of the Board of Directors.

During 1994 and 1993 the company purchased a total of 366,500 and 99,800 shares, respectively, of its Class B common stock at a cost of approximately $86,660,000 and $23,133,000.

STOCK OPTIONS. The Employee Stock Option Plan, which was adopted in 1971 and amended in 1993, reserves 1,900,000 shares of the company's Class B common stock for options to be granted under the plan. The purchase price of the shares covered by an option cannot be less than the fair value on the granting date. At January 1, 1995, there were 662,950 shares reserved for issuance under the Stock Option Plan, of which 164,500 shares were subject to options outstanding and 498,450 shares were available for future grants.

Changes in options outstanding for the years ended January 1, 1995, and January 2, 1994, were as follows:


-------------------------------------------------------------------------------------------------------
                                                                 1994                1993
                                                       ------------------------------------------------
                                                       Number            Average    Number       Average
                                                         Of               Option      Of         Option
                                                       Shares             Price     Shares        Price
-------------------------------------------------------------------------------------------------------
  Beginning
    of year . . . . . . . . . . . . . . . .           155,000        $255.95       143,000      $256.88
    Granted . . . . . . . . . . . . . . . .            12,000         242.00        12,500       239.88
    Exercised . . . . . . . . . . . . . . .                --                         (500)      121.50
    Canceled  . . . . . . . . . . . . . . .            (2,500)        231.70            --           --
                                                      -------                      -------      -------
   End of year  . . . . . . . . . . . . . .           164,500        $255.35       155,000      $255.95
                                                      =======                      =======

Of the shares covered by options outstanding at the end of 1994, 77,750 are now exercisable, 16,750 will become exercisable in 1995, 10,875 will become exercisable in 1996, 6,125 will become exercisable in 1997, 3,000 will become exercisable in 1998, and 50,000 will become exercisable in 1999.

STOCK AWARDS. In 1982 the company adopted a Long-Term Incentive Compensation Plan that, among other provisions, authorizes the awarding of stock to key employees. Stock awards made under the Incentive Compensation Plan are subject to the general restriction that stock awarded to a participant will be forfeited and revert to company ownership if the participant's employment terminates before the end of a specified period of service to the company. At January 1, 1995, there were 138,597 shares reserved for issuance under the Incentive Compensation Plan. Of this number, 26,860 shares were subject to awards outstanding and 111,737 shares were available for future awards. Activity related to stock awards for the years ended January 1, 1995, and January 2, 1994, was as follows:

--------------------------------------------------------------------------------------------------------
                                                                1994                         1993
                                                       -------------------------------------------------
                                                       Number            Average    Number       Average
                                                         Of               Award       Of          Award
                                                       Shares             Price     Shares        Price
-------------------------------------------------------------------------------------------------------
  Awards Outstanding
  Beginning
    of year . . . . . . . . . . . . . . . .            27,955        $214.61        24,765      $202.99
    Awarded . . . . . . . . . . . . . . . .               472         237.84        15,437       228.67
    Vested  . . . . . . . . . . . . . . . .              (284)        201.79       (11,340)      209.05
    Forfeited . . . . . . . . . . . . . . .            (1,283)        222.05          (907)      206.35
                                                       ------                       ------
  End of year . . . . . . . . . . . . . . .            26,860        $214.79        27,955      $214.61
                                                       ======                       ======

                          THE WASHINGTON POST COMPANY
                          ---------------------------


For the share awards outstanding at January 1, 1995, the aforementioned restriction will lapse in January 1995 for 12,144 shares and in January 1997 for 14,716 shares.

AVERAGE NUMBER OF SHARES OUTSTANDING. Earnings per share are based on the weighted average number of shares of common stock outstanding during each year, adjusted for the dilutive effect of shares issuable under outstanding stock options, and awards made under the Incentive Compensation Plan. The average number of shares outstanding was 11,582,000 for 1994, 11,750,000 for 1993, and 11,830,000 for 1992.

H. RETIREMENT PLANS

The company and its subsidiaries have various funded and unfunded pension and incentive savings plans and in addition contribute to several multi-employer plans on behalf of certain union-represented employee groups. Substantially all of the company's employees, including some located in foreign countries, are covered by these plans. Pension (benefit) cost for all retirement plans combined was $(1,600,000) in 1994, $(2,300,000) in 1993, and $5,200,000 in
1992. Included in 1992 are costs of $8,300,000 related to a new deferred compensation arrangement at The Washington Post newspaper.

The costs for the company's defined benefit pension plans are actuarially determined and include amortization of prior service costs over various periods, generally not exceeding 20 years. The company's policy is to fund the costs accrued for its defined benefit plans.

The following table sets forth the funded status of the defined benefit plans and amounts recognized in "Deferred charges and other assets" in the Consolidated Balance Sheets at January 1, 1995, and January 2, 1994 (in thousands):


-------------------------------------------------------------------------------
                                                        1994              1993
-------------------------------------------------------------------------------
  Actuarial present value of
    accumulated plan benefits
     including vested benefits of
    $162,068 and $142,706 . . . . . . . . .         $ 167,341          $ 151,200
                                                    =========          =========
  Plan assets at fair value,
    primarily listed securities . . . . . .         $ 455,456          $ 454,741
  Projected benefit
    obligation for service
    rendered to date  . . . . . . . . . . .          (206,870)          (187,490)
                                                    ---------          ---------
  Plan assets in excess
    of projected
    benefit obligation  . . . . . . . . . .           248,586            267,251
  Prior service cost not
    yet recognized in periodic
    pension cost  . . . . . . . . . . . . .            13,317             15,697
  Less unrecognized net
    gain from past
    experience different
    from that assumed . . . . . . . . . . .           (79,795)          (114,212)
  Less unrecognized net
    asset (transition amount)
    being recognized over
    approximately 17 years  . . . . . . . .           (61,268)           (68,933)
                                                    ---------          ---------
  Prepaid pension cost  . . . . . . . . . .         $ 120,840          $  99,803
                                                    =========          =========

  The net pension credit for the years ended January 1, 1995, January 2, 1994, and January 3, 1993, includes the following components (in thousands):


---------------------------------------------------------------------------------------------
                                                        1994              1993         1992
---------------------------------------------------------------------------------------------
  Service cost for
    benefits earned
    during the period . . . . . . . . . . .          $  9,117           $  8,805     $  8,312
  Interest cost on
    projected benefit
    obligation  . . . . . . . . . . . . . .            14,022             12,683       11,700
  Actual return on
    plan assets . . . . . . . . . . . . . .            (7,211)           (35,086)     (29,388)
  Net amortization
    and deferral  . . . . . . . . . . . . .           (36,751)            (5,839)      (8,185)
                                                     --------           --------     --------
  Net pension credit  . . . . . . . . . . .          $(20,823)          $(19,437)    $(17,561)
                                                     ========           ========     ========

The weighted average discount rate and rate of increase in future compensation levels used for 1994, 1993, and 1992 in determining the actuarial present value of the projected benefit obligation were 7.5 percent and 4 percent, respectively. The expected long-term rate of return on assets was 9 percent in 1994, 1993, and 1992.

Contributions to multi-employer pension plans, which are generally based on hours worked, amounted to $1,700,000 in 1994, $1,900,000 in 1993, and
$1,500,000 in 1992.

The costs of unfunded retirement plans are charged to expense when accrued. The company's liability for such plans, which is included in "Other Liabilities" in the Consolidated Balance Sheets, was $48,700,000 at January 1, 1995, and $45,000,000 at January 2, 1994.

I. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The company and its subsidiaries provide health care and life insurance benefits to certain retired employees. These employees become eligible for benefits after meeting minimum age and service requirements.

The following table sets forth the amounts included in "Other Liabilities" in the Consolidated Balance Sheets at January 1, 1995, and January 2, 1994 (in thousands):


--------------------------------------------------------------------------------
                                                         1994              1993
-------------------------------------------------------------------------------
  Accumulated postretirement
    benefit obligation:
    Retirees  . . . . . . . . . . . . . . . . .      $ 50,737            $46,987
    Fully eligible active
      plan participants . . . . . . . . . . . .         6,936              6,423
    Other active plan participants  . . . . . .        44,194             40,927
                                                     --------            -------
                                                      101,867             94,337
  Unrecognized prior service costs
    arising from plan amendments  . . . . . . .         2,143              2,357
  Unrecognized net gain from
    past experience different
    from that assumed.  . . . . . . . . . . . .           739                739
                                                      -------            -------
  Accrued postretirement
    benefit cost  . . . . . . . . . . . . . . .      $104,749            $97,433
                                                     ========            =======

                          THE WASHINGTON POST COMPANY
                          ---------------------------

Net periodic postretirement benefit cost for the years ended January 1, 1995, January 2, 1994, and January 3, 1993, includes the following components (in thousands):


---------------------------------------------------------------------------------------------
                                                        1994               1993        1992
---------------------------------------------------------------------------------------------
  Service cost for
    benefits earned
    during the period . . . . . . . . . . . . .       $ 3,373            $ 2,894      $ 3,029
  Interest cost on
    accumulated post-
    retirement benefit
    obligation  . . . . . . . . . . . . . . . .         7,419              6,880        6,853
  Amortization of prior
    service costs . . . . . . . . . . . . . . .          (214)              (214)         (61)
  Curtailment gain  . . . . . . . . . . . . . .            --                 --       (5,963)
                                                      -------            -------      -------
  Net periodic post-
    retirement
    benefit cost  . . . . . . . . . . . . . . .       $10,578            $ 9,560      $ 3,858
                                                      =======            =======      =======

The curtailment gain of $6,000,000 relates to the termination in December 1992 of one of the company's health care plans at The Washington Post newspaper. The terminated plan has been replaced by a deferred payment arrangement and a related expense of $8,300,000 was recognized as a result of this change (see Note H).

For both 1994 and 1993 the accumulated postretirement benefit obligation was determined using a discount rate of 8 percent and a health care cost trend rate of approximately 14 percent for pre-age-65 benefits, decreasing to 6.5 percent in the year 2022 and thereafter; and rates of approximately 11 to 14 percent for post-age-65 benefits, decreasing to 6.5 percent in the year 2022 and thereafter.

The company's policy is to fund the above-mentioned benefits as claims and premiums are paid.

The effect on the accumulated postretirement benefit obligation at January 1, 1995, of a 1 percent increase each year in the health care cost trend rate used would result in increases of approximately $16,800,000 in the obligation and $2,000,000 in the aggregate service and interest components of the 1994 expense.

The cash expenditures for postretirement benefits were $3,262,000 for 1994, $2,830,000 in 1993, and $2,560,000 in 1992.

J. LEASE COMMITMENTS

The company leases primarily real property under operating agreements. Many of the leases contain renewal options and escalation clauses that require payments of additional rent to the extent of increases in the related operating costs.

At January 1, 1995, future minimum rental payments under noncancelable operating leases are as follows (in thousands):


------------------------------------------------
  1995  . . . . . . . .                 $ 18,105
  1996  . . . . . . . .                   15,498
  1997  . . . . . . . .                   12,766
  1998  . . . . . . . .                    9,858
  1999  . . . . . . . .                    8,295
  Thereafter  . . . . .                   37,617
                                        --------
                                        $102,139
                                        ========

Minimum payments have not been reduced by minimum sublease rentals of $5,300,000 due in the future under noncancelable subleases.

Rent expense under operating leases included in operating costs and expenses was approximately $22,600,000 in 1994, $22,200,000 in 1993, and $21,500,000 in
1992. Sublease income was approximately $1,500,000 in 1994, and 1,300,000 in 1993 and 1992.

In 1993 the company entered into a lease agreement under which certain costs were paid for through a restricted funding mechanism. At January 2, 1994, $6,900,000 included in "Cash and cash equivalents" in the accompanying Consolidated Balance Sheets was restricted under the provisions of the funding arrangement. The provisions of this funding arrangement were satisfied during 1994 and, accordingly, there are no such restrictions on cash at January 1, 1995.

K. ACQUISITIONS AND DISPOSITIONS

In April 1994 the company acquired substantially all of the assets comprising the businesses of television stations KPRC-TV, the NBC affiliate in Houston, Texas, and KSAT-TV, the ABC affiliate in San Antonio, Texas, for approximately $253,000,000 in cash, including related expenses. The transaction was accounted for as a purchase and the results of operations of the television stations were included with those of the company for the period subsequent to the date of acquisition.

The following statements present the company's unaudited pro forma condensed consolidated income statements for the years ended January 1, 1995, and January 2, 1994, as if the acquisition of the television stations had occurred at the beginning of each year. Amounts reflect an allocation of the purchase price to the acquired net tangible assets, with the excess being amortized over a period of 20 years.

                          THE WASHINGTON POST COMPANY
                          ---------------------------

The revenues and results of operations presented in the pro forma income statements do not necessarily reflect the results of operations that would actually have been obtained if the acquisition had occurred at the beginning of each year.


--------------------------------------------------------------------------------
                                                   Pro Forma Income Statements
                                                       For the Year Ended
                                                --------------------------------
  (in thousands, except
  per share amounts)                            January 1, 1995   January 2, 1994
---------------------------------------------------------------------------------
  Operating revenues  . . . . . . . . . . . .      $1,633,345         $1,563,052
  Net income  . . . . . . . . . . . . . . . .        $169,865           $168,614
  Earnings per share  . . . . . . . . . . . .          $14.67             $14.35

In May 1994 the company acquired an 80 percent interest in Mammoth Micro Productions, a producer and publisher of multimedia CD-ROM titles for approximately $23,000,000 in cash, including related expenses. The transaction was accounted for as a purchase and, accordingly, the assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of cost over the fair value of net assets acquired is being amortized over a period of 5 years. Results of operations of the acquired business were included with those of the company for the period subsequent to the date of acquisition.

In September 1993 the company sold its cable franchises in the United Kingdom. The related gain of $20,175,000 before giving effect to taxes of $6,804,000 is included in "Other income (expense), net" in the accompanying Consolidated Statements of Income. This transaction increased earnings by $1.14 per share in 1993.

During 1992 the company expended approximately $32,000,000, including related expenses, for investments in new businesses. These included a cable system in Mississippi; PASS Sports, a company that provides sports programming in the Detroit area; and continued investment in personal communications services
(PCS) technology development. The company also made additional investments in The Gazette Newspapers, Inc., which increased the company's ownership to 84 percent in 1992 and 100 percent in 1993. The acquisitions were accounted for using the purchase method, as described above, with the excess of the cost over the fair value of net assets acquired being amortized over periods up to 40 years.

In January 1995 the company sold substantially all of its 70 percent limited partnership interest in American Personal Communications (APC) to APC, Inc., and others, for approximately $33,000,000, retaining a 1.5 percent limited partnership interest. APC net assets of approximately $19,000,000 are included in "Deferred charges and other assets" in the January 1, 1995 Consolidated Balance Sheet.

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

Broadcast operations are conducted primarily through six VHF television stations. All stations are network-affiliated, with revenues derived primarily from sales of advertising time.

Magazine operations consist of the publication of a weekly news magazine, Newsweek, which has one domestic and three international editions. Revenues from both newspaper and magazine publishing operations are derived from advertising and, to a lesser extent, from circulation.

Cable television operations consist of over 50 cable systems offering basic cable and pay television services to more than 498,000 subscribers in 15 midwestern, western, and southern states. Prior to September 1993, cable television operations also included services provided in the United Kingdom. The principal source of revenues is monthly subscription fees charged for services.

Other Businesses include the operations of a database publishing company, a regional sports cable system, a wireless telephone system, educational centers engaged in preparing students for admissions tests and licensing examinations (including the preparation and publishing of training materials), and a producer and publisher of CD-ROM titles.

Income from operations is the excess of operating revenues over operating expenses including corporate expenses, which are allocated to operations of the segments. In computing income from operations by segment, the effects of equity in earnings of affiliates, interest income, interest expense, other income and expense items, and income taxes are not included.

Identifiable assets by segment are those assets used in the company's operations in each business segment. Investments in affiliates are discussed in Note D. Corporate assets are principally cash and cash equivalents and investments in marketable debt securities.

                          THE WASHINGTON POST COMPANY
                          ---------------------------


--------------------------------------------------------------------------------------------------------------------------------
                                                     Newspaper                Magazine     Cable      Other
  (in thousands)                                    Publishing  Broadcasting Publishing Television  Businesses     Consolidated
-------------------------------------------------------------------------------------------------------------------------------
  1994
    Operating revenues  . . . . . . . . . . . .      $717,280     $260,252    $337,602    $182,140    $116,704        $1,613,978
                                                                                                                      ==========
    Income from operations  . . . . . . . . . .      $134,415     $107,656    $ 14,159    $ 41,464    $(22,819)       $  274,875
    Equity in earnings of affiliates  . . . . .                                                                            7,325
    Interest expense  . . . . . . . . . . . . .                                                                           (5,590)
    Other income, net . . . . . . . . . . . . .                                                                           10,312
                                                                                                                      ----------
    Income before income taxes  . . . . . . . .                                                                       $  286,922
                                                                                                                      ==========
    Identifiable assets . . . . . . . . . . . .      $349,194     $425,789    $187,052    $326,645    $100,028        $1,388,708
    Investments in affiliates . . . . . . . . .                                                                          170,754
    Corporate assets  . . . . . . . . . . . . .                                                                          137,406
                                                                                                                      ----------
      Total assets  . . . . . . . . . . . . . .                                                                       $1,696,868
                                                                                                                      ==========
    Depreciation and amortization
      of property, plant,
      and equipment . . . . . . . . . . . . . .      $ 18,086     $  8,123    $  5,075    $ 26,912    $  3,754        $   61,950
    Amortization of goodwill
      and other intangibles . . . . . . . . . .      $    800     $  7,725                $ 12,149    $  4,719        $   25,393
    Capital expenditures  . . . . . . . . . . .      $ 20,681     $  8,881    $ 23,028    $ 18,860    $  3,192        $   74,642
  1993
    Operating revenues  . . . . . . . . . . . .      $692,287     $177,415    $332,506    $185,721    $110,262        $1,498,191
                                                                                                                      ==========
    Income (loss) from operations . . . . . . .      $123,151     $ 65,306    $ 18,011    $ 41,618    $ (9,106)       $  238,980
    Equity in losses of affiliates  . . . . . .                                                                           (1,994)
    Interest expense  . . . . . . . . . . . . .                                                                           (4,983)
    Other income, net . . . . . . . . . . . . .                                                                           31,464
                                                                                                                      ----------
    Income before income taxes  . . . . . . . .                                                                       $  263,467
                                                                                                                      ==========
    Identifiable assets . . . . . . . . . . . .      $329,799     $144,622    $152,462    $416,589    $ 71,059        $1,114,531
    Investments in affiliates . . . . . . . . .                                                                          155,251
    Corporate assets  . . . . . . . . . . . . .                                                                          352,722
                                                                                                                      ----------
      Total assets  . . . . . . . . . . . . . .                                                                       $1,622,504
                                                                                                                      ==========
    Depreciation and
      amortization of property,
      plant, and equipment  . . . . . . . . . .      $ 16,768     $  5,276    $  6,266    $ 28,052    $  3,181        $   59,543
    Amortization of goodwill
      and other intangibles . . . . . . . . . .      $    800     $    670                $ 12,247    $  2,499        $   16,216
    Capital expenditures  . . . . . . . . . . .      $ 24,422     $  6,599    $  4,472    $ 38,802    $  4,844        $   79,139
  1992
    Operating revenues  . . . . . . . . . . . .      $677,645     $162,154    $347,067    $174,098    $ 89,903        $1,450,867
                                                                                                                      ==========
    Income (loss) from operations . . . . . . .      $120,794     $ 54,568    $ 23,882    $ 38,967    $ (6,099)       $  232,112
    Equity in losses of affiliates  . . . . . .                                                                          (11,730)
    Interest expense  . . . . . . . . . . . . .                                                                           (6,385)
    Other income, net . . . . . . . . . . . . .                                                                           10,199
                                                                                                                      ----------
    Income before income taxes  . . . . . . . .                                                                       $  224,196
                                                                                                                      ==========
    Identifiable assets . . . . . . . . . . . .      $315,522     $143,357    $141,008    $397,504    $ 77,365        $1,074,756
    Investments in affiliates . . . . . . . . .                                                                          162,410
    Corporate assets  . . . . . . . . . . . . .                                                                          330,955
                                                                                                                      ----------
      Total assets  . . . . . . . . . . . . . .                                                                       $1,568,121
                                                                                                                      ==========
    Depreciation and
      amortization of property,
      plant, and equipment  . . . . . . . . . .      $ 16,724     $  6,289    $  6,252    $ 26,994    $  2,963        $   59,222
    Amortization of goodwill
      and other intangibles . . . . . . . . . .      $    745     $    664                $ 11,574    $  2,495        $   15,478
    Capital expenditures  . . . . . . . . . . .      $ 13,653     $  2,844    $  2,732    $ 36,900    $  2,760        $   58,889

                          THE WASHINGTON POST COMPANY
                          ---------------------------

N. SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

Quarterly results of operations for the years ended January 1, 1995, and January 2, 1994, are as follows (in thousands, except per share amounts):


-------------------------------------------------------------------------------------------------------------------------------
                                                                             First          Second         Third        Fourth
                                                                            Quarter        Quarter        Quarter       Quarter
-------------------------------------------------------------------------------------------------------------------------------
  1994
  Operating revenues
    Advertising . . . . . . . . . . . . . . . . . . . . . . . . .          $212,195       $261,682      $245,042       $307,752
    Circulation and subscriber  . . . . . . . . . . . . . . . . .           109,165        110,098       107,522        111,715
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .            37,094         33,033        47,262         31,417
                                                                           --------       --------      --------       --------
                                                                            358,454        404,813       399,826        450,884
                                                                           --------       --------      --------       --------
  Operating costs and expenses
    Operating . . . . . . . . . . . . . . . . . . . . . . . . . .           199,553        216,229       215,295        230,386
    Selling, general and administrative . . . . . . . . . . . . .            88,957         97,160        95,045        109,134
    Depreciation and amortization of
      property, plant and equipment . . . . . . . . . . . . . . .            14,710         15,360        15,663         16,217
    Amortization of goodwill and other intangibles  . . . . . . .             4,031          6,502         7,570          7,290
                                                                          ---------       --------     ---------       --------
                                                                            307,251        335,251       333,573        363,027
                                                                          ---------       --------      --------       --------
  Income from operations  . . . . . . . . . . . . . . . . . . . .            51,203         69,562        66,253         87,857
  Other income (expense)
    Equity in earnings (losses) earnings of affiliates  . . . . .            (5,385)         2,211        11,091           (592)
    Interest income . . . . . . . . . . . . . . . . . . . . . . .             3,565          2,030         1,427          2,174
    Interest expense  . . . . . . . . . . . . . . . . . . . . . .            (1,435)        (1,413)       (1,332)        (1,410)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,604              2           508         (1,998)
                                                                           --------       --------      --------       --------
  Income before income taxes. . . . . . . . . . . . . . . . . . .            50,552         72,392        77,947         86,031
  Provision for income taxes. . . . . . . . . . . . . . . . . . .            21,740         31,135        30,495         33,880
                                                                           --------       --------      --------       --------
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 28,812       $ 41,257      $ 47,452       $ 52,151
                                                                           ========       ========      ========       ========
  Earnings per share  . . . . . . . . . . . . . . . . . . . . . .          $   2.46       $   3.54      $   4.13       $   4.56
                                                                           ========       ========      ========       ========
  Average number of shares outstanding  . . . . . . . . . . . . .            11,720         11,667        11,492         11,447

The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Income due to rounding.

                          THE WASHINGTON POST COMPANY
                          ---------------------------



---------------------------------------------------------------------------------------------------------------------------
                                                                         First       Second            Third        Fourth
                                                                        Quarter     Quarter           Quarter       Quarter
---------------------------------------------------------------------------------------------------------------------------
  1993
  Operating revenues
    Advertising . . . . . . . . . . . . . . . . . . . . . . . . .      $214,602      $233,078      $208,972        $256,877
    Circulation and subscriber  . . . . . . . . . . . . . . . . .       113,428       112,779       110,091         108,087
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .        33,676        30,848        45,059          30,694
                                                                      ---------     ---------     ---------       ---------
                                                                        361,706       376,705       364,122         395,658
                                                                      ---------     ---------     ---------       ---------
  Operating costs and expenses
    Operating . . . . . . . . . . . . . . . . . . . . . . . . . .       195,083       193,597       199,287         202,289
    Selling, general and administrative . . . . . . . . . . . . .        97,783        99,949        92,224         103,240
    Depreciation and amortization of property,
      plant and equipment . . . . . . . . . . . . . . . . . . . .        14,982        15,100        14,773          14,688
    Amortization of goodwill and other intangibles  . . . . . . .         4,067         4,058         4,058           4,033
                                                                      ---------     ---------     ---------       ---------
                                                                        311,915       312,704       310,342         324,250
  Income from operations  . . . . . . . . . . . . . . . . . . . .        49,791        64,001        53,780          71,408
                                                                      ---------     ---------     ---------       ---------
  Other income (expense)
    Equity in earnings (losses) of affiliates . . . . . . . . . .        (1,795)         (591)          (11)            403
    Interest income . . . . . . . . . . . . . . . . . . . . . . .         2,606         2,488         2,653           3,338
    Interest expense  . . . . . . . . . . . . . . . . . . . . . .        (1,446)         (985)       (1,029)         (1,523)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (51           638        20,500            (708)
                                                                      ---------     ---------     ---------       ---------
  Income before income taxes and cumulative
    effect of change in accounting principle  . . . . . . . . . .        49,105        65,551        75,893          72,918
  Provision for income taxes  . . . . . . . . . . . . . . . . . .        20,600        27,560        31,050          30,440
                                                                      ---------     ---------     ---------       ---------
  Income before cumulative effect of change in
    accounting principle  . . . . . . . . . . . . . . . . . . . .        28,505        37,991        44,843          42,478
  Cumulative effect of change in method of
    accounting for income taxes . . . . . . . . . . . . . . . . .        11,600            --            --              --
                                                                      ---------     ---------     ---------       ---------
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .     $  40,105     $  37,991     $  44,843       $  42,478
                                                                      =========     =========     =========       =========
  Earnings per share:
    Before cumulative effect of change in
       accounting principle . . . . . . . . . . . . . . . . . . .     $    2.42     $    3.23     $    3.82       $    3.63
    Cumulative effect of change in accounting principle . . . . .           .98            --            --              --
                                                                      ---------     ---------     ---------       ---------
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . .     $    3.40     $    3.23     $    3.82       $    3.63
                                                                      =========     =========     =========       =========
  Average number of shares outstanding  . . . . . . . . . . . . .        11,796        11,755        11,731          11,718

                                                                     SCHEDULE II


                          THE WASHINGTON POST COMPANY
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS



------------------------------------------------------------------------------------------------------------------------------------

                        COLUMN A                                              COLUMN B       COLUMN C        COLUMN D      COLUMN E

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          ADDITIONS --
                                                                             BALANCE AT     CHARGED TO                    BALANCE AT
                                                                              BEGINNING      COSTS AND                      END OF
                       DESCRIPTION                                            OF PERIOD       EXPENSES     DEDUCTIONS       PERIOD
------------------------------------------------------------------------------------------------------------------------------------
Year Ended January 3, 1993
        Allowance for doubtful accounts and returns.....................    $28,161,000    $48,140,000    $48,006,000    $28,295,000
        Allowance for advertising rate adjustments and discounts              7,481,000      9,493,000      9,969,000      7,005,000
                                                                            -----------     ----------    -----------    -----------
                                                                            $35,642,000    $57,633,000    $57,975,000    $35,300,000
                                                                            ===========    ===========    ===========    ===========
Year Ended January 2, 1994
        Allowance for doubtful accounts and returns.....................    $28,295,000    $47,558,000    $45,005,000    $30,848,000
        Allowance for advertising rate adjustments and discounts              7,005,000      9,073,000      8,324,000      7,754,000
                                                                            -----------    -----------    -----------    -----------
                                                                            $35,300,000    $56,631,000    $53,329,000    $38,602,000
                                                                            ===========    ===========    ===========    ===========
Year Ended January 1, 1995
        Allowance for doubtful accounts and returns.....................    $30,848,000    $51,383,000    $48,795,000    $33,436,000
        Allowance for advertising rate adjustments and discounts              7,754,000      6,600,000      7,847,000      6,507,000
                                                                            -----------     ----------    -----------    -----------
                                                                            $38,602,000    $57,983,000    $56,642,000    $39,943,000
                                                                            ===========    ===========    ===========    ===========

                          THE WASHINGTON POST COMPANY
                          ---------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION
                    =======================================

This analysis should be read in conjunction with the consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS--1994 COMPARED TO 1993

Net income in 1994 was $169.7 million, an increase of 3 percent over net income of $165.4 million last year. Earnings per share rose 4 percent to $14.65, from $14.08 in 1993. Earnings in 1994 included an after-tax gain of $8.1 million ($.70 per share) from the sale of a large tract of land at the company's Canadian newsprint affiliate. The company's 1993 earnings included a one-time credit of $11.6 million ($.98 per share) related to a change in accounting for income taxes and an after-tax gain of $13.4 million ($1.14 per share) from the sale of the company's cable franchises in the United Kingdom. Excluding these items, net income and earnings per share increased 15 percent and 17 percent, respectively, in 1994.

Revenues for 1994 totaled $1.614 billion, an increase of 8 percent from $1.498 billion in 1993. Advertising revenues increased 12 percent in 1994, while circulation and subscriber revenues decreased 1 percent. Other revenues increased 6 percent. Advertising revenues in the broadcast division, which included two additional television stations in Houston and San Antonio acquired in April of 1994, rose 47 percent in 1994. The Washington Post newspaper also contributed to the improvement in advertising revenues with a 4.5 percent increase over 1993. Circulation and subscriber revenues decreased, principally due to rate reregulation affecting the cable division in late-1993 and again in mid-1994.

Operating costs and expenses for the year increased 6 percent to $1.339 billion, from $1.259 billion in 1993. Approximately two-thirds of the increase is attributable to new businesses, while the remainder of the increase reflects normal increases in the costs of operations as well as continued investment in personal communications services (PCS) during the year.

Operating income rose 15 percent to $274.9 million, from $239.0 million in 1993.

NEWSPAPER DIVISION. Newspaper division revenues increased 4 percent to $717.3 million, from $692.3 million. Advertising revenue at the newspaper division rose 5 percent over last year. Most of the improvement was at The Washington Post, where advertising revenues increased 4.5 percent. Retail revenues at The Washington Post declined 2 percent as a result of a 6 percent decline in inches. Classified revenues rose 9 percent, primarily as a result of improved recruitment-related volume during the year. Other advertising revenues increased 8 percent; general advertising inches and preprint volume at The Washington Post increased 8 percent and 16 percent, respectively, over 1993. Circulation revenues for the newspaper division remained at 1993 levels. For the 12-month period ended September 30, 1994, daily and Sunday circulation at The Washington Post were essentially unchanged. The Washington Post maintained its share of the market with just over 50 percent household penetration by its daily editions and 66 percent household penetration by its Sunday editions.

Newspaper division operating margin in 1994 was 19 percent, up from 18 percent in the prior year. The previously mentioned increases in advertising revenues were offset partially by normal increases in payroll and fringe benefits and higher distribution costs. Average newsprint prices and total newsprint expense remained unchanged from last year. However, newsprint prices have been increasing steadily since mid-1994 and are expected to continue to rise throughout 1995. These increases will have an adverse impact on the operating results at the newspaper division in 1995.

BROADCAST DIVISION. Revenues at the broadcast division increased 47 percent over last year. National and local advertising revenues, which included approximately $13 million in political advertising and significantly improved auto and truck advertising, increased 45 percent and 46 percent, respectively. Approximately two-thirds of these increases were attributable to the stations acquired in April 1994. Network revenues more than doubled in 1994 as a result of the addition of the new stations and renegotiation of network affiliation contracts.

Viewership remained strong for the original four television stations. These stations were ranked number one in the latest ratings period, sign-on to sign-off, in their respective markets. The newly acquired television station in San Antonio was also ranked number one, sign-on to sign-off, while the station acquired in Houston was ranked number three.

Operating margin at the broadcast division increased to 41 percent, from 37 percent in 1993. Excluding amortization of goodwill and intangibles, operating margins for

                          THE WASHINGTON POST COMPANY
                          ---------------------------

1994 and 1993 were 44 percent and 37 percent, respectively. Increases in advertising, particularly political advertising, along with increases in network compensation accounted for most of the improvement in margins.

MAGAZINE DIVISION. Newsweek revenues in 1994 increased almost 2 percent due primarily to increased advertising revenues at the international editions. Advertising revenues rose 1 percent overall, with a 9 percent increase at the international editions offset partially by a 2 percent decrease at the domestic edition. Although the weakened dollar had a negative impact on overall operating results, the international editions had increases in both page volume and rates. The decrease at the domestic edition was due primarily to lower rates. Circulation revenues increased 2 percent, with better rates at both domestic and international editions offset partially by lower volumes. In 1994 the domestic edition published the same number of weekly issues (52) and published one additional special newsstand-only issue, compared with 1993. The international edition included 52 weekly issues in 1994, compared to 51 issues in 1993.

At Newsweek the operating margin decreased slightly to 4 percent from 5 percent in 1993, due primarily to higher subscription acquisition costs and general operating expense offset partially by lower advertising costs.

CABLE DIVISION. Revenues at the cable division decreased 2 percent in 1994. However, the prior year included the operations in the United Kingdom that were sold in September 1993. Excluding these operations from 1993 results, revenues for the cable division remained essentially unchanged in 1994. The number of domestic basic subscribers increased 3 percent to 498,000, all of which were from internal growth. Increases in revenues from pay, pay-per-view, advertising, and other revenues were offset by reduced basic and tier revenue resulting from two rounds of industry reregulation. Rate reductions, effective under reregulation, went into effect on September 1, 1993, and again on July 14, 1994.

Operating margin at the cable division was 23 percent, compared to almost 25 percent in 1993, excluding United Kingdom operations from 1993 results. Domestic cable cash flow decreased almost 3 percent to $83.6 million, from $85.9 million in 1993. Programming costs continued to increase due to the increased number of subscribers and continued license fee increases by programming suppliers.

OTHER BUSINESSES. In 1994 revenues from other businesses, including Kaplan Educational Centers (Kaplan), PASS Sports, Legi-Slate, Digital Ink, and Mammoth Micro Productions, increased 6 percent to $116.7 million, from $110.3 million in 1993, due principally to Kaplan, which experienced an 8 percent increase in revenues from pre-college and pre-graduate school courses.

Other businesses recorded an operating loss in 1994 of $22.8 million, compared with a loss of $9.1 million in 1993. The increased losses were primarily attributable to American Personal Communications (APC), as well as the company's investments in the development of electronic technologies, including CD-ROM and computer on-line businesses.

On January 9, 1995, the company sold substantially all of its interest in APC, retaining a 1.5 percent limited partnership interest. As a result of this transaction, the 1995 consolidated results of the company will not reflect operations of APC.

EQUITY IN EARNINGS AND LOSSES OF AFFILIATES. The company's equity in earnings of affiliates for 1994 was $7.3 million, compared with a loss of $2.0 million in 1993. The improved results were primarily related to an $8.1 million after-tax gain from the sale of land at one of the company's newsprint affiliates.

NON-OPERATING ITEMS. Interest income, net of interest expense, was $3.6 million, compared with $6.1 million in 1993. The decrease was a result of lower invested cash balances partially offset by higher interest rates. Other income in 1994 was $1.1 million, compared with income of $20.4 million in 1993. In 1993 other income included a $20.2 million gain on the sale of the company's cable franchises in the United Kingdom.

INCOME TAXES. The effective tax rate in 1994 decreased to 40.9 percent, from
41.6 percent in 1993.

RESULTS OF OPERATIONS--1993 COMPARED TO 1992

Net income in 1993 was $165.4 million, an increase of 29 percent over net income of $127.8 million in 1992. Earnings per share rose 30 percent to $14.08, from $10.80 in 1992. Earnings in 1993 included a one-time credit of $11.6 million ($.98 per share) related to the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and an after-tax gain of $13.4 million ($1.14 per share) from the sale of the company's cable franchises in the United Kingdom. Excluding these two items, 1993 net income and earnings per share increased 10 percent and 11 percent, respectively.

Revenues for 1993 totaled $1,498 million, an increase of 3 percent, from $1,451 million in 1992. Both advertising revenues and circulation and subscriber revenues rose 2 percent, while other revenues increased 18 percent. Full year revenues from businesses acquired at the end of 1992, principally PASS Sports, a regional sports cable network, contributed to the improvement in other revenues in 1993. Results for 1993 include 52 weeks at The Washington Post and The Herald newspapers; 1992 included 53 weeks.

                          THE WASHINGTON POST COMPANY
                          ---------------------------

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

NEWSPAPER DIVISION. Results at the newspaper division included 52 weeks in 1993, compared with 53 weeks in 1992, and also included full-year results at The Gazette Newspapers (formerly known as The Gaithersburg Gazette) in 1993, compared with ten months in 1992.

At the newspaper division, revenues increased 2 percent in 1993. Advertising revenue for the division rose 3 percent. At The Washington Post, advertising revenues increased 2 percent as rate increases more than offset a 1 percent decline in advertising inches. Retail inches at The Post decreased by less than 1 percent, and general volume was down 2 percent. Classified inches were 3 percent below 1992, primarily due to the continued softness in the Washington, D.C., real estate market. Preprint volume remained strong in 1993. Circulation revenues for the newspaper division decreased 1 percent, principally due to the inclusion of the 53rd week in 1992. For the 12-month period ended September 30, 1993, daily circulation at The Washington Post rose 1 percent, while Sunday circulation decreased almost 1 percent from 1992 levels, reflecting the introduction of several competing Sunday newspapers in the Washington, D.C., market. The Post maintained its share of the market with 51 percent penetration daily, while Sunday penetration declined to 66 percent.

Newspaper division operating margin was 18 percent, unchanged from 1992. The previously mentioned increases in advertising revenues were offset by normal increases in payroll and fringe benefit costs. A slight increase in average newsprint prices accounted for the 3 percent rise in newsprint expense.

BROADCAST DIVISION. Revenues at the broadcast division increased 9 percent over 1992. National advertising revenues increased 10 percent during the year, while local advertising revenues rose 8 percent. These increases were primarily due to a surge in automobile advertising in 1993.

Viewership remained strong in all four markets in 1993. In the latest ratings period in 1993, all four television stations were ranked number one, sign-on to sign-off, in their markets.

Operating margin at the broadcast division increased to 37 percent, from 34 percent in 1992. Results in 1992 included the impact of Hurricane Andrew on WPLG in Miami and lower revenues from sports programming at WDIV in Detroit, which were partially offset by higher political advertising revenues.

MAGAZINE DIVISION. Newsweek revenues in 1993 decreased 4 percent, principally due to an 8 percent decline in advertising revenues at both the domestic and international editions. Lower rates and fewer pages were responsible for the decrease. Circulation revenues increased 1 percent at Newsweek, with higher volume and rates at the international editions being the major contributors to the increase. In 1993 Newsweek Domestic published the same number of weekly issues as in 1992 (52), with two special newsstand issues in 1993, compared with one special issue in 1992. At Newsweek International 51 weekly issues were published in 1993, the same as in 1992.

At Newsweek the operating margin decreased to 5 percent, from 7 percent in 1992, principally as a result of the decrease in advertising revenues and certain costs related to the relocation of the New York City operations in 1994.

CABLE DIVISION. Revenues at the cable division in 1993 increased 7 percent over 1992 (excluding the operations in the United Kingdom, which were sold in September 1993, revenues also increased 7 percent). The number of basic subscribers rose 4 percent, primarily due to the 10,000 subscribers acquired from Coast TV Cable, Inc., in Long Beach, Mississippi. Also affecting the change in division revenues were higher advertising revenues at the domestic systems, an approximately $3 million negative impact of rate reregulation, and the sale of the company's cable operations in the United Kingdom.

Operating margin in 1993 remained flat at 22 percent, compared to 1992. Excluding the operations in the United Kingdom, 1993 operating margin was 25 percent, the same as in 1992. Domestic cable cash flow rose 5 percent to $85.9 million, from $82.0 million last year. Total costs at the domestic systems increased 9 percent, reflecting the continued rise in programming costs and the larger number of subscribers.

OTHER BUSINESSES. In 1993 revenues from other businesses increased 23 percent. Revenues from PASS Sports, acquired at the end of 1992, were the major contributor to the increase. Revenues at Kaplan Educational Centers rose 3 percent over 1992, and enrollments increased 2 percent, principally in the lower priced courses.

                          THE WASHINGTON POST COMPANY
                          ---------------------------

The company's other businesses recorded an operating loss of $9.1 million in 1993, compared with an operating loss of $6.1 million in 1992, principally due to the expansion of established businesses, the continuing investment in PCS, and lower operating results at Kaplan. This decline at Kaplan was a result of additional costs related to a change in its operating structure, implemented at the end of 1992.

EQUITY IN EARNINGS AND LOSSES OF AFFILIATES. The company's equity in earning of affiliates for 1993 was a loss of $2.0 million, compared with a loss of $11.7 million in 1992. Better results at the company's newsprint affiliates, which included gains on the sale of land in 1993, contributed to the improvement.

NON-OPERATING ITEMS. Interest income, net of interest expense, was $6.1 million in 1993, compared with $5.5 million in 1992. This increase was a result of higher invested cash balances, which were partially offset by lower interest rates.

Other income in 1993 was $20.4 million, compared with other expense of $1.7 million in 1992. In 1993 other income included a $20.2 million gain on the sale of the company's cable franchises in the United Kingdom. In 1992 other expense included the recognition of unrealized losses on the company's forward foreign currency contracts, in addition to the costs associated with the disposition of certain plant, property, and equipment.

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

FINANCIAL CONDITION:
CAPITAL RESOURCES AND LIQUIDITY

During the period 1992 through 1994, the company spent approximately $646 million on purchases of additional plant, property, and equipment, the repurchase of Class B common stock, and investments in new businesses. With respect to the latter, in April 1994 the company acquired substantially all the assets of television stations KPRC-TV, the NBC affiliate in Houston, Texas, and KSAT-TV, the ABC affiliate in San Antonio, Texas, for approximately $253 million in cash. Additionally, in May 1994 the company acquired an 80 percent interest in Mammoth Micro Productions, a producer and publisher of multimedia CD-ROM titles, for approximately $23 million in cash. In September 1993 the company sold its cable franchises in the United Kingdom for approximately $65 million. At January 1, 1995, the company had $117 million in cash and cash equivalents, $25 million in marketable debt securities, and $50 million in long-term debt.

During 1994 and 1993 the company repurchased 366,500 and 99,800 shares, respectively, of its Class B common stock at a cost of $86.7 million and $23.1 million, respectively. Sixty-three thousand of these shares were purchased from The Washington Post Company Profit Sharing Plan in 1993. As of the end of 1994, the company had repurchased approximately 885,000 shares of the one million shares authorized by the Board of Directors in May 1990. In addition, in January 1995 the Board of Directors authorized the company to repurchase an additional one million shares, primarily through block purchases. The annual dividend rate for 1995 was increased to $4.40 per share, from $4.20 per share in 1994.

In January 1995 the company sold substantially all of its 70 percent limited partnership interest in American Personal Communications (APC) to its partner APC, Inc., and others, for approximately $33 million. The proceeds approximate the amounts The Washington Post Company had invested in the partnership since it was formed in August 1990.

The company estimates that in 1995 it will spend approximately $100 million for plant and equipment, principally for the completion of various projects at the newspaper and magazine divisions and the continued development of electronic technologies in its new media businesses. In addition, the company continues to assess the need for construction of a new production facility at The Washington Post newspaper and anticipates making a decision in early 1995. The cost of such a facility, should the company decide to proceed, would be approximately $250 million over a three-year period, with $50 million to $75 million to be incurred in 1995. The company expects to fund all of these expenditures from cash flows from operations.

As indicated previously, the newspaper division anticipates a significant increase in newsprint prices during 1995, which will impact its results significantly. As a result of the company's investments in newsprint paper mills, which are included in equity in income of affiliates, the company expects that a significant portion of the increased costs will be offset by increased profits at the newsprint affiliates.

In management's opinion, the company will have ample liquidity to meet the various cash needs in 1995 as outlined above.

                          THE WASHINGTON POST COMPANY
                          ---------------------------


                          TEN-YEAR SUMMARY OF SELECTED
                           HISTORICAL FINANCIAL DATA
                          ============================

See Notes to Consolidated Financial Statements for the summary of significant accounting policies and additional information relative to the years 1992-1994.


------------------------------------------------------------------------------------------------------------
  (in thousands, except per share amounts)                      1994                1993          1992
------------------------------------------------------------------------------------------------------------
  RESULTS OF OPERATIONS
    Operating revenues  . . . . . . . . . . . . . . . . .     $1,613,978        $1,498,191        $1,450,867
    Income from operations  . . . . . . . . . . . . . . .     $  274,875        $  238,980        $  232,112
    Income before cumulative effect of changes in
      accounting principle  . . . . . . . . . . . . . . .     $  169,672        $  153,817        $  127,796
    Cumulative effect of change in method of accounting
      for income taxes  . . . . . . . . . . . . . . . . .             --            11,600                --
    Cumulative effect of change in method of accounting for
      postretirement benefits other than pensions . . . .             --                --                --
                                                              ----------        ----------        ----------
    Net income  . . . . . . . . . . . . . . . . . . . . .     $  169,672        $  165,417        $  127,796
                                                              ==========        ==========        ==========
  PER SHARE AMOUNTS
    Earnings per share
      Income before cumulative effect of changes in
        accounting principle  . . . . . . . . . . . . . .     $    14.65        $    13.10        $    10.80
      Cumulative effect of change in method of
        accounting for income taxes . . . . . . . . . . .             --              0.98                --
      Cumulative effect of change in method of accounting
        for postretirement benefits other than pensions .             --                --                --
                                                              ----------        ----------        ----------
      Net income  . . . . . . . . . . . . . . . . . . . .     $    14.65        $    14.08        $    10.80
                                                              ==========        ===========       ==========
    Cash dividends  . . . . . . . . . . . . . . . . . . .     $     4.20        $     4.20        $     4.20
    Shareholders' equity  . . . . . . . . . . . . . . . .     $    99.32        $    92.84        $    84.17

  AVERAGE NUMBER OF SHARES OUTSTANDING  . . . . . . . . .         11,582            11,750            11,830

  FINANCIAL POSITION
    Current assets  . . . . . . . . . . . . . . . . . . .     $   375,879       $  625,574        $  524,975
    Working capital . . . . . . . . . . . . . . . . . . .         102,806          367,041           242,627
    Property, plant, and equipment  . . . . . . . . . . .         411,396          363,718           390,804
    Total assets  . . . . . . . . . . . . . . . . . . . .       1,696,868        1,622,504         1,568,121
    Long-term debt  . . . . . . . . . . . . . . . . . . .          50,297           51,768            51,842
    Shareholders' equity  . . . . . . . . . . . . . . . .       1,126,933        1,087,419           993,005


                          THE WASHINGTON POST COMPANY
                          ---------------------------

----------------------------------------------------------------------------------------
   1991         1990         1989        1988       1987        1986         1985
----------------------------------------------------------------------------------------

$1,380,261   $1,438,640  $1,444,094   $1,367,613   $1,315,422   $1,215,064    $1,078,650
$  192,866   $  281,768  $  313,691   $  233,290   $  257,073   $  228,986    $  204,186

$  118,721   $  174,576  $  197,893   $  269,117   $  186,743   $  100,173    $  114,261

        --           --          --           --           --           --            --

   (47,897)          --          --           --           --           --            --
----------    ---------  ----------   ----------   ----------   ----------    ----------
$   70,824   $  174,576  $  197,893   $  269,117   $  186,743   $  100,173    $  114,261
==========   ==========  ==========   ==========   ==========   ==========    ==========




$    10.00   $    14.45  $    15.50   $    20.91   $    14.52   $     7.80    $     8.66

        --           --          --           --           --           --            --

     (4.04)          --          --           --           --           --            --
----------   ----------  ----------   ----------   ----------   ----------   -----------
$     5.96   $    14.45  $    15.50   $    20.91   $    14.52   $     7.80   $      8.66
==========   ==========  ==========   ===========  ==========   ==========   ===========
$     4.20   $     4.00  $     1.84   $      1.56  $     1.28   $     1.12   $      0.96
$    78.12   $    76.31  $    75.40   $     67.50  $    47.80   $    34.04   $     27.26

    11,876       12,081      12,768        12,873      12,861       12,842        13,194

$  472,219   $  471,669  $  553,188    $  493,736  $  226,523   $  219,422   $   359,174
   183,959      175,807     283,118       235,698     (50,290)     (22,647)      150,397
   390,313      394,979     370,597       352,113     371,080      343,702       219,310
 1,487,661    1,496,509   1,532,211     1,422,267   1,194,196    1,145,227       885,079
    51,915      126,988     152,061       154,751     155,791      336,140       222,392
   924,285      905,112     941,522       868,240     614,009      436,590       349,548


                               INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                                    DESCRIPTION
   ------                                    -----------
       3.1  ---  Certificate of Incorporation of the Company as amended through May 12, 1988
                 (incorporated by reference to Exhibit 3 to the Company's Current Report on
                 Form 8-K dated May 12, 1988).

       3.2  ---  By-Laws of the Company as amended through September 9, 1993 (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q
                 for the quarter ended October 3, 1993).

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

      10.4  ---  The Washington Post Company Supplemental Executive Retirement Plan as amended and restated effective December 31, 1993 (incorporated by reference to Exhibit 10.4 to Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1994).*

      10.5  ---  Letter Agreement between the Company and Richard D. Simmons dated May 9, 1991, and the amendment thereto dated June 30, 1994.*

      11    ---  Calculation of earnings per share of common stock.

      21    ---  List of subsidiaries of the Company.

      23    ---  Consent of independent accountants.

      24    ---  Power of attorney dated March 10, 1994 (incorporated by reference to Exhibit
                 24 to the Company's Annual Report on Form 10-K for the fiscal year ended
                 January 2, 1994).

      27    ---  Financial Data Schedule.

------------
    * A management contract or compensatory plan or arrangement required to be included as an exhibit hereto pursuant to Item 14(c) of Form 10-K.