Form 10-Q
period 1995-04-02
WASHINGTON POST CO
filed 1995-05-17
CIK 104889

                     This report (including all exhibits)
                 consists of a total of 13 pages, of which this
              page is number 1.  The exhibit index is on page 10.


                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarterly
Period Ended       April 2, 1995   Commission File Number 1-6714
            -------------------------------------------------------------------

                             THE WASHINGTON POST COMPANY
- - - - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                   Delaware                           53-0182885
- - - - -------------------------------------------------------------------------------
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)          Identification No.)


   1150 15th Street, N.W.            Washington, D.C.             20071
- - - - -------------------------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)


                                   (202) 334-6000
- - - - -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    .   No       .
                                               -------      -------

         Shares outstanding at May 3, 1995:

            Class A Common Stock                        1,843,250 Shares
            Class B Common Stock                        9,231,812 Shares

                          THE WASHINGTON POST COMPANY

                               INDEX TO FORM 10-Q



                                                                                                                  PAGE

PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Condensed Consolidated Statements of Income
                          (Unaudited) for the Thirteen Weeks
                          Ended April 2, 1995 and April 3, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . .   3

                 Condensed Consolidated Balance Sheets (Unaudited)
                          at April 2, 1995 and January 1, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .   4

                 Condensed Consolidated Statements of Cash Flows
                          (Unaudited) for the Thirteen Weeks Ended
                          April 2, 1995 and April 3, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

                 Notes to Condensed Consolidated Financial Statements
                          (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

Item 2.          Management's Discussion and Analysis of Results of
                          Operations and Financial Condition  . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

Exhibit 11  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

Exhibit 27 (Electronic Filing Only) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

The Washington Post Company
Consolidated Statements of Income (Unaudited)

                                                                                       Thirteen Weeks Ended
                                                                                     ------------------------
                                                                                   April 2,             April 3,
(In thousands, except per share amounts)                                             1995                1994
                                                                                   --------            --------
Operating revenues
  Advertising                                                                      $252,210              $212,195
  Circulation and subscriber                                                        108,466               109,165
  Other                                                                              40,875                37,094
                                                                                    -------               -------
                                                                                    401,551               358,454
                                                                                    -------               -------
Operating costs and expenses
  Operating                                                                         221,158               199,553
  Selling, general and administrative                                                98,013                88,957
  Depreciation and amortization of
    property, plant and equipment                                                    16,374                14,710
  Amortization of goodwill and other intangibles                                      7,673                 4,031
                                                                                    -------               -------
                                                                                    343,218               307,251
                                                                                    -------               -------

Income from operations                                                               58,333                51,203

Other income (expense)
  Equity in earnings (losses) of affiliates                                             772                (5,385)
  Interest income                                                                     2,334                 3,565
  Interest expense                                                                   (1,431)               (1,435)
  Other                                                                              14,395                 2,604
                                                                                    -------               -------

Income before income taxes                                                           74,403                50,552
                                                                                    -------               -------

Provision for income taxes
  Current                                                                            28,500                22,962
  Deferred                                                                            2,005                (1,222)
                                                                                    -------               -------
                                                                                     30,505                21,740
                                                                                    -------               -------

Net income                                                                         $ 43,898              $ 28,812
                                                                                    =======               =======

Earnings per share                                                                  $  3.91              $   2.46
                                                                                    =======               =======

Dividends declared per share                                                        $  2.20              $   2.10
                                                                                    =======               =======

Average number of shares outstanding                                                 11,220                11,720

The Washington Post Company
Consolidated Balance Sheets (Unaudited)

(In thousands)
                                                                                  April 2,               January 1,
Assets                                                                              1995                   1995
                                                                                 ----------             ----------
Current assets
   Cash and cash equivalents                                                     $   82,589            $  117,269
   Marketable securities                                                             68,690                24,570
   Accounts receivable, less estimated returns,
      doubtful accounts and allowances                                              170,236               175,441
   Inventories                                                                       25,666                20,378
   Program rights                                                                    16,479                18,972
   Other current assets                                                              17,072                19,249
                                                                                  ---------             ---------
                                                                                    380,732               375,879

Investments in affiliates                                                           171,561               170,754

Property, plant and equipment
   Buildings                                                                        185,231               185,193
   Machinery, equipment and fixtures                                                632,717               629,043
   Leasehold improvements                                                            33,239                33,287
                                                                                  ---------             ---------
                                                                                    851,187               847,523
   Less accumulated depreciation and amortization                                  (514,676)             (499,172)
                                                                                  ---------             ---------
                                                                                    336,511               348,351
   Land                                                                              32,562                32,562
   Construction in progress                                                          41,483                30,483
                                                                                  ---------             ---------
                                                                                    410,556               411,396
Goodwill and other intangibles,
   less accumulated amortization                                                    504,972               512,405

Deferred charges and other assets                                                   223,162               226,434
                                                                                  ---------             ---------
                                                                                 $1,690,983            $1,696,868
                                                                                  =========             =========
Liabilities and Shareholders' equity

Current liabilities
   Accounts payable and accrued liabilities                                      $  160,184            $  186,129
   Federal and state income taxes                                                    35,314                 6,593
   Deferred subscription revenue                                                     84,348                80,351
   Current portion of long-term debt                                                 50,277                     -
   Dividends declared                                                                12,220                     -
                                                                                  ---------             ---------
                                                                                    342,343               273,073

Other liabilities                                                                   223,233               217,461

Long-term debt                                                                            -                50,297

Deferred income taxes                                                                32,311                29,104
                                                                                  ---------             ---------
                                                                                    597,887               569,935
Shareholders' equity
   Capital stock                                                                     20,000                20,000
   Capital in excess of par value                                                    24,261                21,273
   Retained earnings                                                              1,710,732             1,691,497
   Unrealized gain on available-for-sale
      securities                                                                      4,951                 2,933
   Cumulative foreign currency translation
      adjustment                                                                      5,503                 5,328
   Cost of Class B common stock held in Treasury                                   (672,351)             (614,098)
                                                                                  ---------             ---------
                                                                                  1,093,096             1,126,933
                                                                                  ---------             ---------
                                                                                 $1,690,983            $1,696,868
                                                                                 ==========            ==========

The Washington Post Company
Consolidated Statements of Cash Flows (Unaudited)

                                                                                       Thirteen Weeks Ended
                                                                                     ------------------------
                                                                                    April 2,            April 3,
(In thousands)                                                                       1995                 1994
                                                                                    --------            --------
Cash flows from operating activities:
   Net income                                                                      $ 43,898              $ 28,812
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation and amortization of property, plant
      and equipment                                                                  16,374                14,710
   Amortization of goodwill and other intangibles                                     7,673                 4,031
   Amortization of program rights                                                     5,887                 4,661
   Provision for doubtful accounts                                                   12,667                15,276
   Gain on sale of business                                                         (14,253)                    -
   Increase (decrease) in interest and income
      taxes payable                                                                  24,933                17,437
   Provision for deferred income taxes                                                2,005                (1,222)
   Change in assets and liabilities:
      (Increase) in accounts receivable                                              (7,462)                 (937)
      (Increase) in inventories                                                      (5,288)               (4,259)
      (Decrease) in accounts payable and accrued
         liabilities                                                                (22,158)              (11,905)
      (Increase) in other assets and other
         liabilities, net                                                              (109)                    -
   Other                                                                              5,565                 5,202
                                                                                    -------               -------

      Net cash provided by operating activities                                      69,732                71,806
                                                                                    -------               -------

Cash flows from investing activities:
   Net proceeds from sale of business                                                32,743                     -
   Purchases of property, plant and equipment                                       (16,259)              (22,894)
   Purchases of marketable securities                                               (43,116)                    -
   Proceeds from sales of marketable securities                                           -               182,587
   Investments in certain businesses                                                      -                (8,750)
   Payments for program rights                                                       (5,834)               (4,526)
   Other                                                                                 33                   456
                                                                                    -------               -------

      Net cash (used) provided by investing activities                              (32,433)              146,873
                                                                                    -------               -------

Cash flows from financing activities:
   Dividends paid                                                                   (12,443)              (12,300)
   Common shares repurchased                                                        (59,536)                    -
                                                                                    -------                ------

      Net cash (used) by financing activities                                       (71,979)              (12,300)
                                                                                    -------               -------

Net (decrease) increase in cash and cash equivalents                                (34,680)              206,379

Beginning cash and cash equivalents                                                 117,269               171,512
                                                                                    -------               -------

Ending cash and cash equivalents                                                   $ 82,589              $377,891
                                                                                    =======               =======

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

Note 2: Summarized combined (unaudited) results of operations for the first quarters of 1995 and 1994 for the company's affiliates are as follows (in thousands):

                                                            First Quarter
                                                        ---------------------
                                                        1995             1994
                                                      --------         --------
Operating revenues                                    $200,810         $167,142
Operating income                                        15,414            2,454
Net income (loss)                                        7,770           (4,204)

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

           The following statement presents the company's unaudited pro forma condensed consolidated income statement for the three months ended April 3, 1994, as if the acquisition of the television stations had occurred at the beginning of the three month period. Amounts reflect an allocation of the purchase price to the acquired net tangible assets, with the excess being amortized over a period of 20 years. The revenues and results of operations presented in the pro forma income statement does not necessarily reflect the results of operations that would actually have been obtained if the acquisition had occurred at the beginning of the three month period.

                                                                     Pro Forma Income Statement
                                                                     For the Three-months Ended
(in thousands, except per share amounts)                                   April 3, 1994
                                                                           -------------
Operating revenues                                                            $373,439

Net income                                                                      28,872

Earnings per share                                                               $2.46

         In January 1995 the company sold substantially all of its 70 percent limited partnership interest in American Personal Communications (APC) to its partner APC, Inc., and others, for approximately $33 million. The proceeds approximate the amounts The Washington Post Company had invested in the partnership since it was formed in August 1990. The company's 1995 first-quarter net income includes $8.4 million ($.75 per share) from the sale.

Note 4: During the first three months of 1995 the company repurchased 244,906 shares of its Class B common stock at a cost of $59.5 million.

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

         RESULTS OF OPERATION

         Net income for the first quarter of 1995 was $43.9 million ($3.91 per share), an increase of 52.4 percent from net income of $28.8 million ($2.46 per share) last year. The company's 1995 first-quarter net income includes $8.4 million ($0.75 per share) from the sale, at its original cost, of substantially all of the company's investment in American PCS, L.P. Excluding the effect of the sale, net income increased 23.2 percent to $35.5 million in the first quarter this year.

         Revenues for the first three months of 1995 were $401.6 million, an increase of 12.0 percent from $358.5 million in the first quarter of 1994. Advertising revenues rose 18.9 percent and other revenues increased 10.2 percent while circulation and subscriber revenues were down less than one percent. All divisions reported higher revenues in the first quarter of 1995 compared to the same period last year. The broadcast division had exceptionally strong revenue gains, reflecting the results of the two television stations acquired April 22, 1994 as well as higher revenues at the original four stations.

         Costs and expenses for the first quarter of 1995 increased 11.7 percent to $343.2 million , from $307.3 million in the first quarter of 1994. Operating expenses and selling, general and administrative expenses increased
10.8 percent and 10.2 percent, respectively, over the same period last year. Depreciation expense increased 11.3 percent compared to the first quarter of 1994 while amortization expense increased 90.3 percent. Approximately one-half of the total increase in costs and expenses (and all of the amortization increase) relates to additional expenses associated with new businesses, principally the two television stations acquired in April of 1994. In addition, a 21.7 percent increase in newsprint expense at The Post newspaper had a significant negative impact on operating results versus last year. The remainder of the increases reflect normal growth in operating expenses.

         In the first quarter of 1995 operating income rose to $58.3 million, a
13.9 percent increase over $51.2 million in 1994. The improvement was due principally to better results at the broadcast division.

NEWSPAPER DIVISION. At the newspaper division, revenues increased 6.9 percent in the first quarter of 1995. Advertising revenues for the division increased 7.3 percent, due primarily to strong classified and preprint advertising at The Post. Retail lineage at The Post was down 6.4 percent; classified volume increased 5.2 percent due to strong performance in recruitment advertising. General lineage at The Post was down 3.4 percent while preprint volume improved 20 percent. Circulation revenues increased 2.1 percent for the division compared to the first quarter of 1994. Daily and Sunday circulation at The Post were down
1.5 percent and 0.8 percent, respectively, compared to last year.

BROADCAST DIVISION. Revenues at the broadcast division, which include the results of the two Texas television stations purchased on April 22, 1994, increased 61.1 percent over the first quarter of 1994. Local advertising revenues increased 56.5 percent and national advertising revenues rose 49.7 percent in the first quarter of 1995 compared to the same period last year. Approximately 70 percent of the total increase in revenue is attributable to the new television stations. Costs and expenses at the broadcast division increased
65.3 percent compared to the first quarter of 1994. The increase was due almost entirely to the new television stations.

MAGAZINE DIVISION.  Newsweek revenues in the first quarter of 1995 increased
2.5 percent. Advertising revenues increased 11.1 percent on higher advertising volume at both the domestic and international divisions. Circulation revenues were down 6.0 percent as a result of one less regular issue and one less newsstand-only issue at the domestic edition.

CABLE DIVISION. At the cable division, first quarter revenues were 2.5 percent higher than in the comparable period in 1994. A 3.5 percent increase in the number of basic subscribers was offset by lower subscriber rates as a result of the second round of cable industry regulation effective in July 1994. At the end of the quarter, there were approximately 504,000 basic subscribers.

OTHER BUSINESSES. In the first quarter of 1995, revenues from other businesses increased 10.8 percent led by a 13.7 percent improvement at Kaplan Educational Centers. Revenues at the remaining other businesses, principally PASS Sports, Legi-Slate, Digital Ink, Mammoth Micro Productions and Moffet, Larson & Johnson, increased 4.6 percent.

EQUITY IN EARNINGS AND LOSSES OF AFFILIATES. The company's equity in earnings of affiliates in the first three months was $0.8 million compared with a loss of $5.4 million in 1994. The improvement was due to better results at the company's affiliated newsprint mills, which are benefiting from higher newsprint prices.

NON-OPERATING ITEMS. Interest income, net of interest expense, was $0.9 million, compared with $2.1 million in the first quarter of 1994.

The company had lower invested cash balances due mainly to the acquisition of two television stations in April 1994 and the repurchase of company stock.

         Other income in the first quarter of 1995 was $14.4 million compared with $2.6 million in the same period last year. The increase is due to the sale of substantially all of the company's interest in American PCS, LP in January 1995. The first quarter of 1994 included a gain of $2.5 million resulting from a change in the company's ownership interest in another of it's affiliates.

INCOME TAXES. The effective tax rate in 1995 decreased to 41 percent, from 43 percent in 1994.

FINANCIAL CONDITION:  CAPITAL RESOURCES AND LIQUIDITY

         The company has completed its assessment of the need for a new production facility at The Washington Post newspaper. On May 17, 1995, the company announced a contract to purchase new press equipment as part of a three year $250 million capital project beginning later in 1995. The company expects to fund all of these expenditures from operating cash flows.

         As indicated previously, the newspaper division has experienced significant increases in newsprint prices in the first quarter and anticipates further increases during the year. These increases have and will impact the company's operating results significantly. As a result of the company's investment in newsprint paper mills, which are included in equity in income of affiliates, the company expects that a significant portion of the increased costs will be offset by increased profits at the newsprint affiliates.

         As of the end of 1994, the company had repurchased approximately 885,000 shares of the one million Class B shares authorized for repurchase by the Board of Directors in May 1990. In January 1995 the Board of Directors authorized the company to repurchase an additional one million Class B shares, primarily through block purchases. In the first quarter of 1995, the company repurchased 244,906 shares of its Class B common stock for $59.5 million. This completed the repurchase under the May 1990 authorization; approximately 870,000 Class B shares remain to be repurchased under the January 1995 authorization.

         The company has experienced no other significant changes in its financial condition since the end of 1994.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


   (a)   The following documents are filed as exhibits to this report:


   EXHIBIT
   NUMBER                                  DESCRIPTION
   11               Calculation of average number of
                    shares outstanding

   27               Financial Data Schedule (Electronic Filing Only)


   (b) No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE WASHINGTON POST COMPANY
                                                (Registrant)



Date:  May 17, 1995                         /s/ Donald E. Graham
       ------------                 ------------------------------------
                                        Donald E. Graham, Chairman &
                                          Chief Executive Officer
                                        (Principal Executive Officer)




Date:  May 17, 1995                           /s/ John B. Morse, Jr.
       ------------                 -------------------------------------------
                                    John B. Morse, Jr., Vice President-Finance
                                          (Principal Financial Officer)