Form 10-Q
period 1995-07-02
WASHINGTON POST CO
filed 1995-08-16
CIK 104889

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



For the Quarterly
Period Ended       July 2, 1995   Commission File Number 1-6714
             -------------------------------------------------------------------


                             THE WASHINGTON POST COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                        Delaware                       53-0182885
--------------------------------------------------------------------------------
              (State or other jurisdiction of          (I.R.S. Employer
              incorporation or organization)           Identification No.)


            1150 15th Street, N.W.        Washington, D.C.       20071
--------------------------------------------------------------------------------
              (Address of principal executive offices)          (Zip Code)


                                (202) 334-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

        Shares outstanding at August 6, 1995:

                   Class A Common Stock              1,843,250 Shares
                   Class B Common Stock              9,160,023 Shares

                                                                              2.




                          THE WASHINGTON POST COMPANY

                               INDEX TO FORM 10-Q

                                                                      PAGE

         PART I.   FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Condensed Consolidated Statements of Income
                        (Unaudited) for the Thirteen and
                        Twenty-Six Weeks Ended July 2, 1995
                        and July 3, 1994 . . . . . . . . . . . . . . . . 3

                   Condensed Consolidated Balance Sheets (Unaudited)
                        at July 2, 1995 and January 1, 1995  . . . . . . 4

                   Condensed Consolidated Statements of Cash Flows
                        (Unaudited) for the Twenty-Six Weeks Ended
                        July 2, 1995 and July 3, 1994  . . . . . . . . . 5

                   Notes to Condensed Consolidated Financial Statements
                        (Unaudited)  . . . . . . . . . . . . . . . . . . 6

         Item 2.   Management's Discussion and Analysis of Results of
                        Operations and Financial Condition . . . . . . . 8

         PART II.  OTHER INFORMATION

         Item 4.   Submission of Matters to a Vote at Security
                        Holders. . . . . . . . . . . . . . . . . . . . .13

         Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . .14

         Signatures  . . . . . . . . . . . . . . . . . . . . . . . . .  15

         Exhibit 11  . . . . . . . . . . . . . . . . . . . . . . . . .  16

         Exhibit 27 (Electronic Filing Only) . . . . . . . . . . . . .  17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

The Washington Post Company
Consolidated Statements of Income (Unaudited)
                                                        Thirteen Weeks Ended         Twenty-six Weeks Ended
                                                       ----------------------        ----------------------
                                                       July 2,         July 3,         July 2,      July 3,
(In thousands, except per share amounts)                1995            1994            1995         1994
                                                      --------        --------        --------     --------
Operating revenues
  Advertising                                         $284,954        $261,682        $537,163     $473,877
  Circulation and subscriber                           114,079         110,098         222,546      219,263
  Other                                                 37,961          33,033          78,836       70,127
                                                      --------        --------        --------     --------
                                                       436,994         404,813         838,545      763,267
                                                      --------        --------        --------     --------
Operating costs and expenses
  Operating                                            226,879         216,229         448,037      415,782
  Selling, general and administrative                  106,053          97,160         204,066      186,117
  Depreciation and amortization of
    property, plant and equipment                       16,370          15,360          32,744       30,070
  Amortization of goodwill and other
    intangibles                                          8,956           6,502          16,629       10,533
                                                      --------        --------        --------     --------
                                                       358,258         335,251         701,476      642,502
                                                      --------        --------        --------     --------
Income from operations                                  78,736          69,562         137,069      120,765

Other income (expense)
  Equity in earnings (losses) of affiliates              8,858           2,211           9,630       (3,174)
  Interest income                                        2,032           2,030           4,366        5,595
  Interest expense                                      (1,368)         (1,413)         (2,799)      (2,848)
  Other                                                   (869)              2          13,526        2,606
                                                      --------        --------        --------     --------

Income before income taxes                              87,389          72,392         161,792      122,944
                                                      --------        --------        --------     --------

Provision for income taxes
  Current                                               35,844          31,763          64,343       54,725
  Deferred                                                  31            (628)          2,037       (1,850)
                                                      --------        --------        --------     --------
                                                        35,875          31,135          66,380       52,875
                                                      --------        --------        --------     --------

Net income                                            $ 51,514        $ 41,257        $ 95,412     $ 70,069
                                                      ========        ========        ========     ========

Earnings per share                                        4.65            3.54            8.56         5.99
                                                      ========        ========        ========     ========

Dividends declared per share                                 -        $      -        $   2.20     $   2.10
                                                      ========        ========        ========     ========
Average number of shares outstanding                    11,084          11,667          11,152       11,693

                                                                              4.


The Washington Post Company
Consolidated Balance Sheets (Unaudited)

 (In thousands)
                                                          July 2,       January 1,
 Assets                                                   1995            1995
                                                       ----------      ----------
 Current assets
   Cash and cash equivalents                            $   90,310     $  117,269
   Marketable securities                                     9,312         24,570
   Accounts receivable, less estimated returns,
     doubtful accounts and allowances                      194,466        175,441
   Inventories                                              25,344         20,378
   Program rights                                           13,479         18,972
   Other current assets                                     16,800         19,249
                                                         ---------      ---------
                                                           349,711        375,879

 Investments in affiliates                                 180,190        170,754

 Property, plant and equipment
   Buildings                                               184,822        185,193
   Machinery, equipment and fixtures                       617,207        629,043
   Leasehold improvements                                   33,004         33,287
                                                         ---------      ---------
                                                           835,033        847,523
   Less accumulated depreciation and amortization         (510,402)      (499,172)
                                                         ---------      ---------
                                                           324,631        348,351
   Land                                                     32,459         32,562
   Construction in progress                                101,944         30,483
                                                         ---------      ---------
                                                           459,034        411,396
 Goodwill and other intangibles,
   less accumulated amortization                           496,052        512,405

 Deferred charges and other assets                         233,078        226,434
                                                         ---------      ---------
                                                        $1,718,065     $1,696,868
                                                         =========      =========
 Liabilities and Shareholders' equity

 Current liabilities
   Accounts payable and accrued liabilities             $  182,989     $  186,129
   Federal and state income taxes                           17,012          6,593
   Deferred subscription revenue                            79,727         80,351
   Current portion of long-term debt                        50,259              -
                                                         ---------      ---------
                                                           329,987        273,073

 Other liabilities                                         232,298        217,461

 Long-term debt                                                  -         50,297

 Deferred income taxes                                      31,739         29,104
                                                         ---------      ---------
                                                           594,024        569,935
 Shareholders' equity
   Capital stock                                            20,000         20,000
   Capital in excess of par value                           24,262         21,273
   Retained earnings                                     1,762,228      1,691,497
   Unrealized gain on available-for-sale
     securities                                              4,088          2,933
   Cumulative foreign currency translation
     adjustment                                              5,858          5,328
   Cost of Class B common stock held in Treasury          (692,395)      (614,098)
                                                          --------      ---------
                                                         1,124,041      1,126,933
                                                         ---------      ---------
                                                        $1,718,065     $1,696,868
                                                         =========      =========

                                                                              5.


The Washington Post Company
Consolidated Statements of Cash Flows (Unaudited)

                                                         Twenty-six Weeks Ended
                                                        ------------------------
                                                           July 2,       July 3,
(In thousands)                                              1995          1994
                                                         --------       --------
Cash flows from operating activities:
  Net income                                             $ 95,412      $ 70,069
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization of property, plant
   and equipment                                           32,744        30,070
  Amortization of goodwill and other intangibles           16,629        10,533
  Amortization of program rights                           11,657        10,195
  Provision for doubtful accounts                          26,913        29,428
  Gain from sale of business                              (14,253)            -
  Increase (decrease) in interest and income
   taxes payable                                            7,891        (1,082)
  Provision for deferred income taxes                       2,037        (1,850)
  Change in assets and liabilities:
   (Increase) in accounts receivable                      (45,938)      (60,837)
   (Increase) in inventories                               (4,966)       (1,784)
   (Decrease) increase in accounts payable and
     accrued liabilities                                     (610)       12,556
  (Increase) in other assets and other
    liabilities, net                                       (5,151)            -
  Other                                                    (4,732)        2,565
                                                          -------       -------

     Net cash provided by operating activities            117,633        99,863

Cash flows from investing activities:
  Net proceeds from sale of business                       32,743             -
  Purchases of property, plant and equipment              (81,971)      (44,108)
  Purchases of marketable securities                      (43,116)      (14,657)
  Proceeds from sales of marketable securities             58,498       256,617
  Investments in certain businesses                             -      (284,207)
  Payments for program rights                              (6,571)       (9,867)
  Other                                                        85           405
                                                          -------       -------

     Net cash (used) by investing activities              (40,332)      (95,817)

Cash flows from financing activities:
  Principal payments on debt                                    -        (1,400)
  Dividends paid                                          (24,680)      (24,598)
  Common shares repurchased                               (79,580)      (52,303)
                                                           -------      -------

   Net cash (used) by financing activities               (104,260)      (78,301)
                                                          -------       -------
Net (decrease) in cash and cash
 equivalents                                              (26,959)      (74,255)

Beginning cash and cash equivalents                       117,269       171,512
                                                          -------       -------

Ending cash and cash equivalents                         $ 90,310      $ 97,257
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

Note 2: Summarized combined (unaudited) results of operations for the second quarter and year-to-date of 1995 and 1994 for the company's affiliates are as follows (in thousands):

                                   Second Quarter       Year-to-Date
                               -------------------   -----------------
                                  1995      1994       1995     1994
                                --------- ---------  --------- -------
         Operating revenues     $229,850   $199,742  $430,660  $360,661
         Operating income         31,427     19,111    46,841    16,670
         Net income (loss)        19,909      6,152    27,679      (240)

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

        The following statement presents the company's unaudited pro forma condensed consolidated income statement for the six months ended July 3, 1994, as if the acquisition of the television stations had occurred at the beginning of the six month period. Amounts reflect an allocation of the purchase price to the acquired net tangible assets, with the excess being
amortized  over  a period  of 20  years.   The revenues and results of
operations presented in the pro forma income statement do not necessarily reflect the results of operations that would actually have been obtained if the acquisition had occurred at the beginning of the six month period.

                                             Pro Forma Income Statement
                                              For the Six-months Ended
                                                      July 3,
(in thousands, except per share amounts)                1994
                                                      -------
Operating revenues                                    $782,634
Net income                                             $69,605
Earnings per share                                       $5.95

        In January 1995 the company sold substantially all of its 70 percent limited partnership interest in American Personal Communications (APC) to its partner APC, Inc., and others, for approximately $33 million. The proceeds approximate the amounts The Washington Post Company had cumulatively invested in the partnership since it was formed in August 1990. The company's 1995 net income includes $8.4 million ($0.75 per share) from the sale.

Note 4: During the first six months of 1995 the company repurchased 322,606 shares of its Class B common stock at a cost of $79.6 million.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

        This analysis should be read in conjunction with the consolidated financial statements and the notes thereto.

        Revenues and expenses in the first and third quarters are customarily lower than those in the second and fourth quarters because of significant seasonal fluctuations in advertising volume. For that reason, the results of operations for each quarter are compared with those of the corresponding quarter in the preceding year.

        SECOND QUARTER COMPARISONS

        Net income for the second quarter of 1995 was $51.5 million, an increase of 24.9 percent from net income of $41.3 million in the second quarter last year. Earnings per share increased 31.4 percent to $4.65 per share, from $3.54 per share in the second quarter of 1994, with a smaller number of shares outstanding.

        Revenues for the second quarter of 1995 rose 7.9 percent to $437.0 million, from $404.8 million in the same period last year. Advertising revenues rose 8.9 percent and circulation and subscriber revenues increased 3.6 percent. Other revenues increased 14.9 percent over the second quarter of 1994. All divisions posted higher revenue in the second quarter this year. The broadcast division had exceptionally strong revenue gains, reflecting the results of the two television stations acquired on April 22, 1994, as well as improved network compensation.

        Costs and expenses for the second quarter of 1995 increased 6.9 percent to $358.3 million, from $335.3 million in the second quarter of 1994.
Operating expenses increased 4.9 percent, while selling, general and administrative expenses increased 9.2 percent. Depreciation expense increased
6.6 percent compared to the second quarter of 1994, while amortization expense increased 37.7 percent. Approximately 35 percent of the total increase in costs and expenses (and all of the amortization increase) relates to additional expenses associated with newly acquired businesses, principally the two Texas stations acquired in April 1994. In addition, a 28.6 percent increase in newsprint expense accounted for approximately 30 percent of the increase in total expense. The remainder reflects normal increases in the costs of operations.

        In the second quarter of 1995 operating income rose to $78.7 million, a
13.2 percent increase over $69.6 million in 1994.

NEWSPAPER DIVISION. At the newspaper division revenues increased 2.4 percent in the second quarter of 1995. Although advertising volume at The Washington Post fell 5.0 percent, advertising revenues for the division rose 1.6 percent for the quarter due mainly to rate increases for retail and classified advertising. Classified volume declined 4.3 percent in the quarter, though recruitment advertising volume remained strong. Retail linage was down 6.4 percent, while general remained essentially unchanged compared with the same period last year. Preprint volume increased 5.7 percent over the second quarter of 1994. Circulation revenues for the division increased
1.9 percent compared with the second quarter of 1994.

BROADCAST DIVISION. Revenues at the broadcast division, which include the results of the two Texas television stations purchased on April 22, 1994, increased 26.3 percent in the second quarter of 1995. Local advertising revenues increased 19.4 percent and national advertising revenues rose 6.6 percent over the second quarter of 1994. Approximately 53 percent of the increase in total revenues is attributable to the newly acquired stations.

MAGAZINE DIVISION.  Newsweek revenues in the second quarter of 1995 increased
5.9 percent. Advertising revenues rose 7.8 percent, primarily due to higher rates at the domestic edition and increased volume at the international editions. Circulation revenues were up 2.8 percent, with higher subscription rates being the major contributor to the improvement. In the second quarter Newsweek published the same number of weekly issues (13) and newsstand-only issues (1) as in 1994.

CABLE DIVISION. At the cable division, second quarter 1995 revenues were 5.6 percent higher than 1994, due primarily to an increase in basic subscribers. At the end of second quarter, the number of basic subscribers totaled almost 507,000, 3.8 percent higher than at the same time last year.

OTHER BUSINESSES. In the second quarter of 1995, revenues from other businesses -- principally Kaplan Educational Centers, PASS Sports, Legi-Slate, Digital Ink, Mammoth Micro Productions, and Moffet, Larson, & Johnson (MLJ) -- increased 10.6 percent. At Kaplan, revenues were up 4.3 percent in the quarter reflecting improved results in the company's core courses, while at MLJ, increased demand for engineering services to the expanding PCS industry generated a three-fold jump in revenues.

EQUITY IN EARNINGS AND LOSSES OF AFFILIATES. The company's equity in earnings of affiliates in the second quarter of 1995 was $8.9 million, compared with $2.2 million in the second quarter of 1994. The improvement was due to better results at the company's affiliated newsprint mills, which are benefiting from higher newsprint prices.

NON-OPERATING ITEMS. Interest income, net of interest expense, was $0.6 million, unchanged over the comparable period in 1994.

INCOME TAXES. The effective tax rate in 1995 decreased to 41 percent, from 43 percent in 1994.

SIX MONTH COMPARISONS

        Net income for the first six months of 1995 was $95.4 million ($8.56 per share), compared with net income of $70.1 million ($5.99 per share) in the first half of 1994. The company's net income for the first half of 1995 includes $8.4 million ($0.75 per share) from the sale, at its original cost, of substantially all of the company's investment in American PCS, L.P. Excluding the effect of the sale, net income increased $16.9 million, or 24.2 percent, in the first six months of 1995.

        Revenues for the first half of 1995 increased 9.9 percent to $838.5 million, from $763.3 million in the comparable period last year. Advertising revenues increased 13.4 percent, circulation and subscriber revenues increased
1.5 percent and other revenues increased 12.4 percent.

        Costs and expenses increased 9.2 percent during the first half of 1995 to $701.5 million, from $642.5 million in the corresponding period of 1994. Operating expenses and selling, general and administrative expenses increased
7.8 and 9.6 percent, respectively. Depreciation expense increased 8.9 percent while amortization expense increased 57.9 percent. Approximately 43 percent of the total increase in costs and expenses (and all of the amortization increase) relates to additional expenses associated with new businesses. In addition, a
25.7 percent increase in newsprint expense accounted for approximately 20 percent of the increase in total expense. The remainder of the increases reflect normal growth in operating expenses.

        In the first half of 1995 operating income rose to $137.1 million, an increase of 13.5 percent over $120.8 million in the same period last year.

NEWSPAPER DIVISION. Newspaper division revenues were up 4.6 percent in the first half of 1995 over the comparable period of 1994. Although advertising volume at The Washington Post fell 3.0 percent, advertising revenues for the division rose
4.3 percent in the period due mainly to rate increases for retail and classified advertising, as well as improvement in recruitment and preprint volume at The Post. Circulation revenues for the division increased 2.0 percent compared with the first half of 1994. Daily circulation at The Post declined 2.0 percent from the prior year, and Sunday circulation dropped 1.1 percent.

BROADCAST DIVISION. Revenues at the broadcast division, which include the results of the two Texas television stations purchased on April

22, 1994, increased 39.8 percent over the first six months of 1994. In the first half of 1995 local advertising revenues rose 34.3 percent and national advertising revenues increased 22.2 percent. Approximately 64 percent of the increase in total revenues is attributable to the newly acquired stations.

MAGAZINE DIVISION. At Newsweek revenues increased 4.3 percent in the first half of 1995. A major contributor to the improvement was a 9.2 percent increase in advertising revenues, which resulted primarily from higher advertising page volume, despite one less regular and one less newsstand-only issue published in 1995. In the first six months of 1995, circulation revenues decreased 1.6 percent, primarily due to the publication of one less issue in 1995. Stronger subscription and foreign currency rates at the international editions partially offset this decline.

CABLE DIVISION. Cable division revenues increased 4.1 percent in the first half of 1995. Subscriber revenues grew 3.9 percent in the first six months of 1995, due to a 3.8 percent increase in the number of basic subscribers.

OTHER BUSINESSES. At the company's other businesses, revenues rose 10.7 percent in the first half of 1995. Improved results at Kaplan Educational Centers and Moffet, Larson, & Johnson were the major contributors to the increase over 1994.

EQUITY IN EARNINGS AND LOSSES OF AFFILIATES. The company's equity in earnings of affiliates during the first half of 1995 was income of $9.6 million, compared with a loss of $3.2 million in the first six months of 1994. Improved results from the company's newsprint mill affiliates were the major contributors to the increase.

NON-OPERATING ITEMS. Interest income, net of interest expense, was $1.6 million in the first six months of 1995, compared to $2.8 million in 1994. The company had lower invested cash balances due mainly to the acquisition of two television stations in April 1994 and the repurchase of company stock.

        Other income in the first half of 1995 was $13.5 million, compared with $2.6 million in the comparable period of 1994. The increase is due to the sale of substantially all of the company's interest in American PCS, L.P. in January 1995. In 1994 other income included a gain of $2.5 million resulting from a change in the company's ownership interest in one of its affiliates.

INCOME TAXES. The effective tax rate in 1995 decreased to 41 percent, from 43 percent in 1994.

FINANCIAL CONDITION

        The company has completed its assessment of the need for a new production facility at The Washington Post newspaper. On May 17, 1995, the company announced a contract to purchase new press equipment as part of an estimated three year $250 million capital project which it anticipates completing by 1998.

        On August 8, the company announced it had reached agreements in principle to acquire three cable systems serving approximately 65,000 subscribers in four states from Time Warner and from Cox Communications. The combined purchase price is approximately $120 million in cash.

        The company expects to fund both the new plant construction and the cable system acquisitions through internally generated funds and short-term borrowings.

        As indicated previously, the newspaper division has experienced significant increases in newsprint prices in the first half of 1995 and anticipates further increases during the year. These increases have had and will continue to have a negative impact on the company's operating results. As a result of the company's investment in newsprint paper mills, which are included in equity in income of affiliates, the company expects that a significant portion of the increased costs will be offset by its share of increased profits at the newsprint affiliates.

        As of the end of 1994, the company had repurchased approximately 885,000 shares of the one million Class B shares authorized for repurchase by the Board of Directors in May 1990. In January 1995 the Board of Directors authorized the company to repurchase an additional one million Class B shares, primarily through block purchases. In the first six months of 1995, the company repurchased 322,606 shares of its Class B common stock for $79.6 million. This completed the repurchase under the May 1990 authorization; approximately 790,000 Class B shares remain to be repurchased under the January 1995 authorization.

        The company has experienced no other significant changes in its financial condition since the end of 1994.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        At the Company's May 11, 1995, Annual Meeting of Stockholders, the stockholders elected each of the nominees to its Board of Directors named in the Company's proxy statement dated March 31, 1995. The voting results are set forth below:

        Election of the nominees to the Board of Directors:

                                    CLASS A DIRECTORS
                                    -----------------

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

                                    CLASS B DIRECTORS
                                    -----------------

                                                             BROKER
              NOMINEE        FOR            WITHHELD       NON-VOTES
              -------        ---            --------       ---------
              Burke          7,934,697       35,060           - 0 -
              Gomory         7,934,747       35,010           - 0 -
              Keough         7,934,707       35,050           - 0 -
              Preiskel       7,931,962       37,795           - 0 -

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

                                        THE WASHINGTON POST COMPANY
                                               (Registrant)



Date:  August 16, 1995                     /s/ Donald E. Graham
       ---------------             ------------------------------------
                                       Donald E. Graham, Chairman &
                                          Chief Executive Officer
                                       (Principal Executive Officer)




Date:  August 16, 1995                    /s/ John B. Morse, Jr.
       ---------------          ------------------------------------------
                                John B. Morse, Jr., Vice President-Finance
                                       (Principal Financial Officer)