Form 10-Q
period 1995-10-01
WASHINGTON POST CO
filed 1995-11-15
CIK 104889

                      This report (including all exhibits)
                 consists of a total of 16 pages, of which this
              page is number 1.  The exhibit index is on page 13.


                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarterly
Period Ended       October 1, 1995   Commission File Number 1-6714
            --------------------------------------------------------



                          THE WASHINGTON POST COMPANY
--------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                    Delaware                     53-0182885
--------------------------------------------------------------------
         (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)          Identification No.)


   1150 15th Street, N.W.         Washington, D.C.          20071
--------------------------------------------------------------------
         (Address of principal executive offices)         (Zip Code)



                               (202) 334-6000
--------------------------------------------------------------------
            (Registrant's telephone number, including area code)


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

         Shares outstanding at November 1, 1995:

                 Class A Common Stock              1,829,250 Shares
                 Class B Common Stock              9,174,991 Shares

                          THE WASHINGTON POST COMPANY

                               INDEX TO FORM 10-Q


                                                                                                            PAGE
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements of Income
                    (Unaudited) for the Thirteen and Thirty-nine
                    Weeks Ended October 1, 1995 and
                    October 2, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

           Condensed Consolidated Balance Sheets (Unaudited)
                    at October 1, 1995 and January 1, 1995  . . . . . . . . . . . . . . . . . . . . . . .       4

           Condensed Consolidated Statements of Cash Flows
                    (Unaudited) for the Thirty-nine Weeks Ended
                    October 1, 1995 and October 2, 1994 . . . . . . . . . . . . . . . . . . . . . . . . .       5

           Notes to Condensed Consolidated Financial Statements
                    (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6

Item 2.    Management's Discussion and Analysis of Results of
                    Operations and Financial Condition  . . . . . . . . . . . . . . . . . . . . . . . . .       7

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14

Exhibit 11  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

Exhibit 27 (Electronic Filing Only) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

The Washington Post Company
Consolidated Statements of Income (Unaudited)

                                                              Thirteen Weeks Ended             Thirty-nine Weeks Ended
                                                            -------------------------         --------------------------
                                                             Oct. 1,          Oct. 2,          Oct. 1,           Oct. 2,
(In thousands, except per share amounts)                      1995             1994             1995              1994
                                                            --------         --------         --------          --------
Operating revenues
   Advertising                                                $250,011         $245,042       $  787,175       $  718,920
   Circulation and subscriber                                  113,355          107,522          335,900          326,784
   Other                                                        54,553           47,262          133,389          117,390
                                                              --------          -------        ---------        ---------
                                                               417,919          399,826        1,256,464        1,163,094
                                                              --------          -------        ---------        ---------
Operating costs and expenses
   Operating                                                   240,912          215,295          688,949          631,078
   Selling, general and administrative                          96,606           95,045          300,672          281,162
   Depreciation and amortization of
     property, plant and equipment                              16,379           15,663           49,123           45,733
   Amortization of goodwill and other
     intangibles                                                 8,315            7,570           24,944           18,103
                                                              --------          -------        ---------        ---------
                                                               362,212          333,573        1,063,688          976,076
                                                              --------          -------        ---------        ---------
Income from operations                                          55,707           66,253          192,776          187,018

Other income (expense)
   Equity in earnings of affiliates                              6,268           11,091           15,898            7,917
   Interest income                                               1,860            1,427            6,226            7,022
   Interest expense                                             (1,388)          (1,332)          (4,187)          (4,180)
   Other                                                           716              508           14,242            3,114
                                                              --------          -------        ---------        ---------

Income before income taxes                                      63,163           77,947          224,955          200,891
                                                              --------          -------        ---------        ---------

Provision for income taxes
   Current                                                      32,134           31,165           96,477           85,891
   Deferred                                                    (10,764)            (670)          (8,727)          (2,521)
                                                              --------          -------        ---------        ---------
                                                                21,370           30,495           87,750           83,370
                                                              --------          -------        ---------        ---------

Net income                                                    $ 41,793         $ 47,452       $  137,205       $  117,521
                                                              ========         ========       ==========       ==========

Earnings per share                                             $  3.79         $   4.13         $  12.35        $   10.11
                                                               =======         ========         ========        =========

Dividends declared per share                                   $  2.20         $   2.10         $   4.40        $    4.20
                                                               =======         ========         ========        =========

Average number of shares outstanding                            11,019           11,492           11,108           11,627

The Washington Post Company
Consolidated Balance Sheets (Unaudited)

                                                                               October 1,             January 1,
(In thousands)                                                                   1995                    1995
                                                                              -----------             ----------
Assets

Current assets
   Cash and cash equivalents                                                   $  106,265             $  117,269
   Marketable securities                                                            8,131                 24,570
   Accounts receivable, less estimated returns,
      doubtful accounts and allowances                                            186,967                175,441
   Inventories                                                                     31,692                 20,378
   Program rights                                                                  24,751                 18,972
   Other current assets                                                            28,357                 19,249
                                                                                ---------              ---------
                                                                                  386,163                375,879

Investments in affiliates                                                         183,151                170,754

Property, plant and equipment
   Buildings                                                                      194,081                185,193
   Machinery, equipment and fixtures                                              619,484                629,043
   Leasehold improvements                                                          32,969                 33,287
                                                                                ---------              ---------
                                                                                  846,534                847,523
   Less accumulated depreciation and amortization                                (522,307)              (499,172)
                                                                                ---------              ---------
                                                                                  324,227                348,351
   Land                                                                            32,459                 32,562
   Construction in progress                                                       107,869                 30,483
                                                                                ---------              ---------
                                                                                  464,555                411,396
Goodwill and other intangibles,
   less accumulated amortization                                                  478,934                512,405

Deferred charges and other assets                                                 261,025                226,434
                                                                                ---------              ---------
                                                                               $1,773,828             $1,696,868
                                                                                =========              =========
Liabilities and Shareholders' equity

Current liabilities
   Accounts payable and accrued liabilities                                    $  205,154             $  186,129
   Federal and state income taxes                                                   7,800                  6,593
   Deferred subscription revenue                                                   78,791                 80,351
   Current portion of long-term debt                                               50,240                      -
   Dividends declared                                                              12,105                      -
                                                                                ---------              ---------
                                                                                  354,090                273,073

Other liabilities                                                                 254,466                217,461

Long-term debt                                                                          -                 50,297

Deferred income taxes                                                              31,466                 29,104
                                                                                ---------              ---------
                                                                                  640,022                569,935
Shareholders' equity

   Capital stock                                                                   20,000                 20,000
   Capital in excess of par value                                                  24,462                 21,273
   Retained earnings                                                            1,779,814              1,691,497
   Unrealized gain on available-for-sale
      securities                                                                    5,814                  2,933
   Cumulative foreign currency translation
      adjustment                                                                    6,015                  5,328
   Cost of Class B common stock held in Treasury                                 (702,299)              (614,098)
                                                                                ---------              ---------
                                                                                1,133,806              1,126,933
                                                                                ---------              ---------
                                                                               $1,773,828             $1,696,868
                                                                                =========              =========

The Washington Post Company
Consolidated Statements of Cash Flows (Unaudited)

                                                                                       Thirty-nine Weeks Ended
                                                                                  --------------------------------
                                                                                  October 1,            October 2,
(In thousands)                                                                      1995                  1994*
                                                                                  ----------            ----------
Cash flows from operating activities:
   Net income                                                                       $137,205             $117,521
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation and amortization of property, plant
      and equipment                                                                   49,123               45,733
   Amortization of goodwill and other intangibles                                     24,944               18,103
   Amortization of program rights                                                     17,951               15,923
   Provision for doubtful accounts                                                    40,794               43,563
   Gain on disposition of businesses, net                                             (1,341)                 --
   Increase in income taxes payable                                                    1,207                2,286
   Provision for deferred income taxes                                                (8,727)              (2,521)
   Change in assets and liabilities:
      (Increase) in accounts receivable                                              (52,642)             (69,171)
      (Increase) in inventories                                                      (11,314)              (2,154)
      Increase in accounts payable and accrued
         liabilities                                                                  17,628               17,131
      Other                                                                          (25,299)             (12,644)
                                                                                     -------              -------
         Net cash provided by operating activities                                   189,529              173,770
                                                                                     -------              -------

Cash flows from investing activities:
   Proceeds from sale of business                                                     32,743                  --
   Purchases of property, plant and equipment                                       (106,311)             (64,862)
   Purchases of marketable securities                                                (51,116)             (14,657)
   Proceeds from sales of marketable securities                                       67,453              256,617
   Investments in certain businesses                                                  (1,568)            (284,089)
   Payments for program rights                                                       (15,483)             (14,819)
   Other                                                                                 116                  249
                                                                                     -------              -------

      Net cash (used) by investing activities                                        (74,166)            (121,561)
                                                                                     -------             --------

Cash flows from financing activities:
   Principal payments on debt                                                            --                (1,400)
   Dividends paid                                                                    (36,783)             (36,660)
   Common shares repurchased                                                         (89,584)             (52,679)
                                                                                     -------              -------

      Net cash (used) by financing activities                                       (126,367)             (90,739)
                                                                                     -------              -------

Net (decrease) in cash and cash equivalents                                          (11,004)             (38,530)

Beginning cash and cash equivalents                                                  117,269              171,512
                                                                                     -------              -------

Ending cash and cash equivalents                                                    $106,265             $132,982
                                                                                     =======              =======





*Certain amounts in 1994 have been reclassified to conform with 1995 presentation.

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

Note 2: Summarized combined (unaudited) results of operations for the third quarter and year-to-date of 1995 and 1994 for the company's affiliates are as follows (in thousands):

                                                            Third Quarter                      Year-to-Date
                                                      --------------------------         --------------------------
                                                        1995             1994              1995             1994
                                                      ---------        ---------         ---------        ---------
Operating revenues                                     $229,936         $195,459         $660,596         $556,120
Operating income                                         30,427           14,396           77,268           31,066
Net income (loss)                                        18,813           22,480           46,492           22,240

Note 3: In April 1994 the company acquired substantially all of the assets comprising the businesses of television stations KPRC-TV, an NBC affiliate in Houston, Texas, and KSAT-TV, an ABC affiliate in San Antonio, Texas, for $253 million in cash. The transaction was accounted for as a purchase and the results of operations of the television stations have been included with those of the company for the period subsequent to the date of acquisition.

           In January 1995 the company sold substantially all of its 70 percent limited partnership interest in American Personal Communications (APC) to its partner, APC, Inc., and others, for approximately $33 million. The proceeds approximate the amounts The Washington Post Company had cumulatively invested in the partnership since it was formed in August 1990. The company's 1995 net income includes $8.4 million ($0.75 per share) from the sale.

           In September 1995 the company wrote-off its investment in Mammoth Micro Productions (Mammoth), a multimedia studio and publisher in which the company has an 80 percent interest. The company acquired its interest in Mammoth in May 1994. The write-off resulted in an after-tax charge of $5.6 million ($0.51 per share) which is included in the company's 1995 net income.

Note 4: During the first nine months of 1995 the company repurchased 361,106 shares of its Class B common stock at a cost of $89.6 million.

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

         THIRD QUARTER COMPARISONS

         Net income for the third quarter of 1995 was $41.8 million ($3.79 per share), a decrease of 11.9 percent from net income of $47.5 million ($4.13 per share) in the third quarter last year.

         The 1995 third quarter results include a one-time after-tax charge of $5.6 million ($0.51 per share) relating to a write-off of the company's investment in Mammoth Micro Productions. The 1994 third-quarter results include an after-tax gain of $8.4 million ($0.73 per share) on the sale of land at one of the company's newsprint affiliates. Excluding these one-time items, net income increased 21.3 percent and earnings per share rose 26.5 percent in the third quarter this year, with fewer shares outstanding in 1995.

         Revenues for the third quarter of 1995 rose 4.5 percent to $417.9 million, from $399.8 million in the same period last year. Advertising revenues rose 2.0 percent and circulation and subscriber revenues increased 5.4 percent. Other revenues increased 15.4 percent. The broadcast division, cable division, Newsweek and other businesses posted higher revenues in the third quarter this year. Newspaper division revenues were flat compared to third quarter 1994.

         Costs and expenses for the third quarter of 1995 increased 8.6 percent to $362.2 million, from $333.6 million in the third quarter of 1994. Operating expenses increased 11.9 percent, and selling, general and administrative expenses increased 1.6 percent compared with the third quarter last year. Depreciation expense increased 4.6 percent over the third quarter of 1994. Approximately 45 percent of the total increase in costs and expenses relates to the write-off of the company's investment in Mammoth Micro Productions. In addition, a 36.2 percent increase in newsprint expense accounted for approximately 31 percent of the total increase in costs and expenses.

         Third quarter 1995 operating income was $55.7 million, a 15.9 percent decrease from $66.3 million in 1994 due mainly to the one-time charge related to Mammoth Micro Productions as described above. Excluding this charge, operating income rose approximately 4.0 percent in the quarter.

NEWSPAPER DIVISION. At the newspaper division 1995 third quarter revenues were essentially unchanged compared to the third quarter of 1994. Advertising revenues for the division declined 1.0 percent, with a 7.4 percent decrease in advertising linage at The Washington Post from 822,200 inches in the third quarter of 1994 to 761,200 inches in the same period this year. Classified volume fell 3.2 percent in the quarter though recruitment advertising remained strong. Retail linage was down 11.6 percent and general declined 8.0 percent compared with the same period last year; however, preprint volume increased 5.9 percent for the quarter. Circulation revenues for the division rose 1.8 percent compared to the third quarter of 1994.

BROADCAST DIVISION. Revenues at the broadcast division increased 3.0 percent over the third quarter of 1994. Local advertising revenues increased 4.8 percent while national advertising revenues fell 2.1 percent in the third quarter of 1995. Network advertising revenues increased 21.1 percent. The third quarter of 1994 included $4.0 million of political revenue which did not reoccur in 1995.

MAGAZINE DIVISION.  Newsweek revenues in the third quarter of 1995 increased
7.3 percent. Advertising revenues rose 11.2 percent, primarily due to an increase in advertising volume at both the domestic and international editions, as well as higher revenues per page realized by certain international editions. Circulation revenues were up 3.3 percent for the quarter. In the third quarter Newsweek published the same number of weekly issues (13) as in 1994.

CABLE DIVISION. At the cable division third quarter 1995 revenues were up 9.2 percent over 1994, resulting from a 3.9 percent increase in basic subscribers, as well as higher rates.

OTHER BUSINESSES. In the third quarter of 1995, revenues from other businesses, principally Kaplan Educational Centers, PASS Sports, Legi-Slate, Digital Ink and Moffet, Larson, & Johnson (MLJ) increased 17.5 percent. At Kaplan, revenues rose 10.1 percent in the third quarter reflecting improved results in the company's core courses, while at MLJ, increased demand for engineering services by the expanding wireless communications industry generated more than a three-fold jump in revenues. In July, Digital Ink launched commercial service of its on-line version of The Washington Post newspaper. In September, the company wrote-off its investment in Mammoth Micro Productions, which had provided multimedia production services to independent publishers.

EQUITY IN EARNINGS AND LOSSES OF AFFILIATES. The company's equity in earnings of affiliates in the third quarter of 1995 was income of $6.3 million, compared with income of $11.1 million in the third quarter of 1994. A one-time after-tax gain of $8.4 million on the sale of land at one of the company's newsprint affiliates is included in 1994 earnings. Excluding this one-time gain, the company's share of earnings of affiliates more than doubled for the quarter due to better results at the company's affiliated newsprint mills, which are benefiting from higher newsprint prices.

NON-OPERATING ITEMS. Interest income, net of interest expense, was $.5 million, compared with $.1 million in the same period last year.

INCOME TAXES. The effective income tax rate for the third quarter of 1995 declined to 34 percent from 39 percent in the third quarter of 1994. The decrease is due to the recognition of certain tax benefits associated with the company's write-off of its investment in Mammoth Micro Productions. Both the third quarter of 1995 and 1994 include the impact of the revised effective income tax rates for the first half of each year.

         NINE MONTH COMPARISONS

         For the first nine months of 1995, net income was $137.2 million ($12.35 per share), up from net income of $117.5 million ($10.11 per share) in the same period last year.

         The company's results for the first nine months of 1995 include $8.4 million ($0.75 per share) from the sale, at its orginal cost, of substantially all of the company's investment in American PCS, L.P., as well as the after-tax charge of $5.6 million ($0.51 per share) relating to the write-off of the company's investment in Mammoth Micro Productions. Results for the first nine months of 1994 include an after-tax gain of $8.4 million ($0.73 per share) on the sale of land at one of the company's newsprint affiliates. Excluding the effect of these one-time items, 1995 earnings rose 23.1 percent and earnings per share increased 28.9 percent in the first three quarters this year over the same period last year, with fewer shares outstanding in 1995.

         Total revenues for the first nine months of 1995 increased 8.0 percent to $1,256.5 million, from $1,163.1 million in the comparable period last year. Advertising revenues increased 9.5 percent, and circulation and subscriber revenues rose 2.8 percent. Other revenues increased 13.6 percent over the first three quarters of 1994.

         Total costs and expenses increased 9.0 percent during the first nine months of 1995 to $1,063.7 million, from $976.1 million in the corresponding period of 1994. Operating expenses increased 9.2 percent, and selling, general and administrative expenses increased 6.9 percent compared with the first three quarters of 1994. Approximately 15.0 percent of the total increase in costs and expenses is related to the write-off of the company's investment in Mammoth Micro Productions. In addition, a 29.3 percent increase in newsprint costs accounted for approximately 24.0 percent of the total increase.

         In the first three quarters of 1995 operating income rose to $192.8 million, a 3.1 percent increase over $187.0 million in the same period last year. Excluding the one-time charge resulting from the write-off of the investment in Mammoth Micro Productions, operating income rose
10.0 percent.

NEWSPAPER DIVISION. Newspaper division revenues were up 3.0 percent in the first three quarters of 1995 over the comparable period of 1994. Although advertising volume at The Washington Post fell 4.4 percent from 2,491,300 inches to 2,380,600 inches in the first nine months of 1995, advertising revenues for the division rose 2.6 percent in the period due mainly to rate increases for retail and classified advertising, as well as improvement in recruitment and preprint volume at the Post. Circulation revenues for the division increased 1.9 percent when compared with the first three quarters of 1994. At The Washington Post, average paid Daily circulation and average paid Sunday circulation decreased 2.0 percent and 1.2 percent, respectively, compared to the prior year.

BROADCAST DIVISION. Revenues at the broadcast division, which include the results of the two Texas television stations purchased at the end of April 1994, increased 25.6 percent over the first nine months of 1994. In the first three quarters of 1995 local advertising revenues rose 23.2 percent and national advertising revenues increased 13.1 percent. Approximately two-thirds of the total increase in revenues is attributable to the newly acquired stations. Costs and expenses at the broadcast division increased 16.7 percent in the first nine months of 1995 compared with the same period last year. The increase was due almost entirely to the newly acquired television stations.

MAGAZINE DIVISION. At Newsweek revenues increased 5.2 percent in the first three quarters of 1995. Advertising revenues increased 9.8 percent for the period. The major contributor to the increase was improved advertising volume at both the domestic and international editions, as well as higher revenues per page realized at certain international editions. In the first nine months of 1995, circulation revenues remained essentially unchanged. Higher rates in 1995 offset the publication of one less weekly and one less newsstand-only special issue. In the first three quarters of 1995 thirty-eight weekly issues and one newsstand-only special issue were published versus thirty-nine weekly issues and two newsstand-only special issues in 1994.

CABLE DIVISION. Cable division revenues were up 5.8 percent in the first three quarters of 1995. Subscriber revenues increased 6.0 percent in the first nine months of 1995, principally due to an increase in the number of subscribers.
At the end of September 1995, cable operations had 511,000 basic subscribers as compared to 492,000 basic subscribers at the same time last year.

OTHER BUSINESSES. At the company's other businesses, revenues rose 13.5 percent in the first three quarters of 1995. Improved results at Kaplan Educational Centers and Moffet, Larson & Johnson were the major contributors to the increase over 1994.

EQUITY IN EARNINGS AND LOSSES OF AFFILIATES. The company's equity in earnings of affiliates during the first nine months of 1995 was income of $15.9 million, compared with income of $7.9 million in the first nine months of 1994. A one-time after-tax gain of $8.4 million on the sale of land at one of the company's newsprint affiliates was included in 1994 income. Improved results from the company's newsprint mill affiliates were the major contributors to the increase over 1994.

NON-OPERATING ITEMS. Interest income, net of interest expense, was $2.0 million for the first three quarters of 1995 compared to $2.8 million in the same period of last year.

         Other income in the first three quarters of 1995 was $14.2 million, compared with $3.1 million in the comparable period of 1994. The increase is due to the sale of substantially all of the company's interest in American PCS, L.P. in January 1995. In 1994 other income included a gain of $2.5 million resulting from a change in the company's ownership interest in one of its affiliates.

INCOME TAXES. The effective income tax rate for the first nine months of 1995 was 39 percent compared to 42 percent in the same period last year. The decrease for the first three quarters of 1995 is due to the recognition of certain tax benefits associated with the write-off of the company's investment in Mammoth Micro Productions.

         FINANCIAL CONDITION

         On May 17, 1995, the company announced a contract to purchase new press equipment as part of an estimated three year $250 million capital project to provide new production facilities for The Washington Post newspaper.

         On August 8, the company announced it had reached agreements in principle to acquire three cable systems serving approximately 65,000 subscribers in four states from Time Warner and from Cox Communications. The combined purchase price is approximately $120 million in cash.

         On August 11, the company reached an agreement in principle with Tele-Communications Inc. (TCI) to trade the assets of certain cable systems. According to the terms of the agreement, the company will acquire approximately 63,100 subscribers in three states. TCI will acquire approximately 39,400 subscribers in two states.

         The company expects to fund both the new plant construction and the cable system acquisitions through internally generated funds and short-term borrowings.

         As indicated previously, the newspaper division has experienced significant increases in newsprint prices in the first nine months of 1995 and anticipates further increases in the near future. These increases have had and will continue to have a negative impact on the company's operating results. As a result of the company's investment in newsprint paper mills, which are included in equity in income of affiliates, the company expects that a significant portion of the increased costs will continue to be offset by its share of increased profits at the newsprint affiliates.

         As of the end of 1994, the company had repurchased approximately 885,000 shares of the one million Class B shares authorized for repurchase by the Board of Directors in May 1990. In January 1995 the Board of Directors authorized the company to repurchase an additional one million Class B shares, primarily through block purchases. In the first nine months of 1995, the company repurchased 361,106 shares of its Class B common stock for $89.6 million. This completed the repurchase under the May 1990 authorization; approximately 752,000 Class B shares remain to be repurchased under the January 1995 authorization.

         The company has experienced no other significant changes in its financial condition since the end of 1994.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


         (a)     The following documents are filed as exhibits to this report:


   EXHIBIT                                                                      FILING
   NUMBER                                  DESCRIPTION                        PAGE NUMBER
         11               Calculation of average number of
                          shares outstanding...............................       15

         27               Financial Data Schedule (Electronic Filing Only).       16

         (b) No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THE WASHINGTON POST COMPANY
                                         (Registrant)



Date:  November 15, 1995                  /s/ Donald E. Graham
       -----------------          --------------------------------------
                                      Donald E. Graham, Chairman &
                                      Chief Executive Officer
                                      (Principal Executive Officer)




Date:  November 15, 1995                  /s/ John B. Morse, Jr.
       -----------------          ------------------------------------------
                                  John B. Morse, Jr., Vice President-Finance
                                        (Principal Financial Officer)