Form 10-K405
period 1995-12-31
WASHINGTON POST CO
filed 1996-03-27
CIK 104889

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549

                             ----------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1995

                         Commission file number 1-6714

                          THE WASHINGTON POST COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        Delaware                               53-0182885
            (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO)

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    Aggregate market value of the Company's voting stock held by non-affiliates on February 29, 1996, based on the closing price for the Company's Class B Common Stock on the New York Stock Exchange on such date: approximately $1,691,000,000.

         Shares of common stock outstanding at February 29, 1996:

                                  Class A Common Stock - 1,804,250 shares
                                  Class B Common Stock - 9,191,163 shares

         Documents partially incorporated by reference:

                Definitive Proxy Statement for the Company's 1996 Annual Meeting of Stockholders (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

================================================================================

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

         During each of the last three years the Company's operations in geographic areas outside the United States (consisting primarily of the publication of the international editions of Newsweek and, prior to their sale in September, 1993, cable television operations in the United Kingdom) accounted for less than 7% of the Company's consolidated revenues and less than 1% of its consolidated income from operations, and the identifiable assets attributable to such operations represented less than 7% of the Company's consolidated assets.

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

         The following table shows the average paid daily (including Saturday) and Sunday circulation of The Post for the twelve-month periods ended September 30 in each of the last five years, as reported by the Audit Bureau of Circulations ("ABC"):

                                         AVERAGE PAID CIRCULATION
                                         ------------------------

                                         DAILY             SUNDAY
                                         -----             ------
 1991  . . . . . . . . . . . . .        807,129           1,154,138
 1992  . . . . . . . . . . . . .        815,225           1,158,329
 1993  . . . . . . . . . . . . .        823,752           1,152,272
 1994  . . . . . . . . . . . . .        821,956           1,152,441
 1995  . . . . . . . . . . . . .        807,818           1,140,498

         A price increase for home-delivered copies of the daily and Sunday newspaper went into effect on January 8, 1996, raising the rate per four-week period from $9.80 to $10.20. On January 9, 1995 that rate had been raised to $9.80 from $9.20, where it had been since 1988. The rate charged to subscribers for Sunday-only home-delivered copies of the newspaper for each four-week period has been $6.00 since 1991. On April 6, 1992, the newsstand price for the Sunday newspaper was increased from $1.25 (which price had been in effect since 1986) to $1.50. The newsstand price for the daily newspaper has been $0.25 since 1981.

         General advertising rates were increased by approximately 5.6% on January 1, 1995, and approximately another 8.6% on January 1, 1996. Rates for most categories of classified and retail advertising were increased by approximately 5.4% on February 1, 1995, and approximately an additional 6.4% on February 1, 1996.

         The following table sets forth The Post's advertising inches (excluding preprints) and number of preprints for the past five years:

                                                         1991       1992      1993      1994      1995
                                                         ----       ----      ----      ----      ----
 Total Inches (in thousands) . . . . . . . . . .        3,571      3,435     3,394     3,391     3,212
     Full-Run Inches   . . . . . . . . . . . . .        3,376      3,215     3,165     3,133     2,950
     Part-Run Inches   . . . . . . . . . . . . .          195        220       229       258       262
 Preprints (in millions) . . . . . . . . . . . .          993      1,135     1,142     1,325     1,416

         The Post also publishes The Washington Post National Weekly Edition, a tabloid which contains selected articles and features from The Washington Post edited for a national audience. The National Weekly Edition has a basic subscription price of $48.00 per year and is delivered by second class mail to approximately 103,000 subscribers.

         The Post has about 530 full-time editors, correspondents, reporters and photographers on its staff, draws upon the news reporting facilities of the major wire services and maintains correspondents in 19 news centers abroad and in New York City, Los Angeles, Chicago, Miami, Richmond, Baltimore, Annapolis and Austin, Texas.

THE HERALD

         The Company owns The Daily Herald Company, publisher of The Herald in Everett, Washington, about 30 miles north of Seattle. The Herald is published mornings seven days a week and is primarily distributed by home delivery in Snohomish County.

         Early in 1995 The Daily Herald Company also began providing commercial printing services utilizing its existing presses and facilities.

         The Herald's average paid circulation as reported to ABC for the twelve months ended September 30, 1995, was 51,837 daily (including Saturday) and 63,061 Sunday (up 2.3% and down .6%, respectively, from the twelve months ended September 30, 1994). Full-run advertising inches (excluding preprints) increased 0.5% in 1995 to 986,875 inches, while zoned part-run advertising decreased 24.1% to 48,046 inches. The number of preprints distributed decreased 2.4% to 92,181,353.

         The Herald employs approximately 57 editors, reporters and photographers.

THE GAZETTE NEWSPAPERS

         The Gazette Newspapers, Inc., a wholly owned subsidiary of the Company, publishes one paid-circulation and 15 controlled-circulation weekly community newspapers (collectively known as The Gazette Newspapers) in Montgomery County and limited parts of Frederick and Carroll Counties, Maryland. During 1995 The Gazette Newspapers had an aggregate average weekly circulation of more than 235,000 copies.

         The Gazette Newspapers have approximately 57 editors, reporters and photographers on their combined staffs.

         In early 1996 The Gazette Newspapers, Inc. acquired the assets of a small commercial printing company located in Gaithersburg, Maryland.

                            TELEVISION BROADCASTING

         Through wholly owned subsidiaries the company owns six VHF television stations located in Detroit, Michigan; Houston, Texas; Miami, Florida; Hartford, Connecticut; San Antonio, Texas; and Jacksonville, Florida; which are respectively the 9th, 11th, 16th, 26th, 37th and 55th largest broadcasting markets in the United States. Each of the Company's stations is affiliated with a national network. Although network affiliation agreements generally have limited terms, each of the Company's television stations has maintained its network affiliation continuously for at least twenty years.

         The Company's 1995 net operating revenues from national and local television advertising and network compensation were as follows:

                National  . . . . . . . . . . .      $ 130,550,000
                Local . . . . . . . . . . . . .        138,935,000
                Network . . . . . . . . . . . .         31,193,000
                                                       -----------
                    Total . . . . . . . . . . .      $ 300,678,000

         The following table sets forth certain information with respect to each of the Company's television stations:

       STATION LOCATION
         AND YEAR                                       EXPIRATION     EXPIRATION      TOTAL COMMERCIAL
        COMMERCIAL         NATIONAL                      DATE OF        DATE OF       STATIONS IN DMA(b)
         OPERATION          MARKET        NETWORK          FCC          NETWORK      --------------------
         COMMENCED        RANKING(a)    AFFILIATION      LICENSE       AGREEMENT     ALLOCATED  OPERATING
         ---------        ----------    -----------      -------       ---------     ---------  ---------
       WDIV                9th              NBC          Oct. 1,        June 30,       VHF-4      VHF-4
       Detroit, Mich.                                       1997           2004        UHF-6      UHF-5
       1947

       KPRC                11th              NBC          Aug. 1,        June 30,      VHF-3      VHF-3
       Houston, Tx.                                         1998           2004        UHF-11     UHF-10
       1949

       WPLG                16th              ABC          Feb. 1,        Dec. 31,      VHF-5      VHF-4
       Miami, Fla.                                          1997           2004        UHF-8      UHF-8
       1961

       WFSB                26th              CBS          Apr. 1,        Apr. 10,      VHF-2      VHF-2
       Hartford, Conn.                                     1999           2002         UHF-6      UHF-4
       1957

       KSAT                37th              ABC          Aug. 1,        Dec. 31,      VHF-4      VHF-3
       San Antonio, Tx.                                     1998           2004        UHF-6      UHF-5
       1957

       WJXT                55th              CBS          Feb. 1,        July 10,      VHF-2      VHF-2
       Jacksonville ,Fla.                                   1997           2001        UHF-6      UHF-4
       1947

-----------------

              (a) Source: 1995/96 DMA Market Rankings, Nielsen Media Research, Fall 1995, based on television homes in DMA (see note (b) below).

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

         Each of the Company's television stations holds a license valid for a period of five years. Under amendments to the Communications Act enacted in 1996, each of these licenses may be renewed upon application for an eight-year period.

         The FCC is conducting proceedings dealing with such matters as the standards to be applied to broadcast renewal applications, various broadcast network regulations, multiple ownership restrictions, regulations pertaining to cable television operations (discussed below under "Cable Television Division-Regulation of Cable Television and Related Matters"), whether to assign additional radio spectrum to existing broadcasting stations to enable them to implement advanced television ("ATV") technologies, whether to adopt a uniform ATV broadcast transmission standard for television and impose requirements on existing television stations to activate ATV channels and ultimately to turn back to the FCC their existing conventional television channels, and various proposals to further the development of alternative video delivery systems that would compete in varying degrees with both cable television and television broadcasting operations. Legislation that now has been approved by Congress will revamp and relax the broadcast ownership restrictions and permit broadcasters to use part of their new ATV spectrum for ancillary services (subject to the payment of fees to the federal government for services that are subscriber-based). Certain Congressional leaders have asked the FCC to postpone issuing ATV licenses pending the consideration of future legislation which might require broadcasters to bid at auction for such licenses and require conventional channels to be returned to the government on an expedited schedule. In addition, the Clinton Administration has suggested that broadcasters be required to provide free time for political candidates. The Company cannot predict the resolution of these and various other matters although, depending upon their outcome, they could affect the Company's television broadcasting interests either adversely or favorably.

                           CABLE TELEVISION DIVISION

         As of the end of 1995 the Company (through subsidiaries) provided basic cable service to approximately 518,000 subscribers (representing about 73% of the 709,000 homes passed by the systems) and had in force more than 305,000 subscriptions to premium program services.

         During the first quarter of 1996 the Company acquired cable television systems serving 24,000 subscribers in Texarkana, Arkansas-Texas, and 15,700 subscribers in Columbus, Mississippi. It also has reached agreements in principle to acquire additional cable systems serving an aggregate of approximately 49,000 subscribers, and to trade certain systems it currently owns in the Chicago suburbs and in California for systems located in Mississippi, Minnesota and Oklahoma. The systems it plans to acquire in the foregoing trades serve an aggregate of about 23,000 more subscribers than the systems it plans to dispose of in connection therewith.

         The Company's cable systems are located in 16 Midwestern, Southern and Western states and typically serve smaller communities; thus 30 of the Company's current systems pass fewer than 10,000 dwelling units, 14 pass 10,000-25,000 dwelling units, and only 10 pass more than 25,000 dwelling units, of which the two largest are in Modesto and Santa Rosa, California, each serving more than 47,000 basic subscribers.

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

         Among other things, the Telecommunications Act of 1996, which has been enacted but not yet implemented by the FCC, expands the definition of "effective competition" (a condition that precludes regulation of the rates charged by a cable system for basic and optional tiers of service), relaxes cost-of-service rules, raises the threshold for FCC investigations of rate complaints, terminates rate regulations for some small cable systems, and provides for the elimination of rate regulation for all cable systems regardless of size by March 31, 1999. For cable systems that do not fall within the effective-competition or small-system exemptions (including all of the cable systems owned by the Company), monthly subscription rates for the basic tier of cable service may be regulated by municipalities, subject to procedures and criteria established by the FCC, and the FCC may regulate the rates charged for optional tiers of service. Rates charged by cable television systems for pay-per-view service, for per-channel premium program services and for advertising are all exempt from regulation. Cable television systems may also add channels to an unregulated new product tier, but the channels must be new to the system as of October 1, 1994. An FCC "freeze" on rate increases for regulated services (i.e., the basic and optional tiers) has been in effect since April 1993, and the FCC has promulgated benchmarks for determining the reasonableness of rates for such services. The FCC's benchmarks and subsequent revisions were designed to reduce overall rates for regulated services by, on average, 17% from the rates in effect when the benchmarks were adopted. Under the FCC's approach cable operators may exceed the benchmarks if they can show in a cost-of-service proceeding that higher rates are needed to earn a reasonable return on investment. In March 1994 the FCC announced the adoption of rules to implement the cost-of-service standard; among other things these rules establish an interim industry-wide rate of return of 11.25%. The FCC adopted in November 1994 (and subsequently revised several times) so-called "going forward" rules which have allowed cable operators to increase rates for regulated services when new channels are added and to offset the effects of inflation and higher programming, franchising and regulatory fees.

         Pursuant to the "must-carry" rules a commercial television broadcast station may, under certain circumstances, insist on carriage of its signal on cable systems located within the station's market area, while a noncommercial public station may insist on carriage of its signal on cable systems located within either the station's predicted Grade B contour or 50 miles of the station's transmitter. As a result of these obligations (the constitutionality of which has been upheld by a lower court in a decision that is now subject to review by the U.S. Supreme Court) certain of the Company's cable systems have had to carry broadcast stations that they might not otherwise have elected to carry, and the freedom the Company's systems would otherwise have to drop signals previously carried has been reduced.

         At three-year intervals beginning in October 1993 commercial broadcasters have had the right to forego must-carry rights and insist instead that their signals not be carried without their prior consent. Before October 1993 some of the broadcast stations carried by the Company's cable television systems opted for retransmission consent and initially took the position that they would not grant consent without commitments by the Company's systems to make cash payments. As a result of case-by-case negotiations, the Company's cable systems were able to continue carrying virtually all of the stations insisting on retransmission consent without having to agree to pay any stations for the privilege of carrying their signals. However some commitments were made to carry other program services offered by a station or an affiliated company, to provide advertising availabilities on cable for sale by a station and to distribute promotional announcements with respect to a station. Some of these agreements with broadcast stations will expire during 1996 and require renegotiation.

         Various other provisions in current Federal law may significantly affect the costs or profits of cable television systems. These matters include a prohibition on exclusive franchises, restrictions on the ownership of competing video delivery services, restrictions on transfers of cable television ownership, consumer protection measures, and various regulations intended to facilitate the development of competing video delivery services. Other provisions benefit the owners of cable systems by restricting regulation of cable television in many significant respects, requiring that franchises be granted for reasonable periods of time, providing various remedies and safeguards to protect cable operators against arbitrary refusals to renew franchises, and limiting franchise fees to 5% of revenues.

         Apart from its authority under the 1992 Cable Act and the Telecommunications Act of 1996, the FCC regulates various other aspects of cable television operations. Since 1990 cable systems have been required to black out from the distant broadcast stations they carry syndicated programs for which local stations have purchased exclusive rights and requested exclusivity. Other long-standing FCC rules require cable systems to delete under certain circumstances duplicative network programs broadcast by distant stations. The FCC also imposes certain technical standards on cable television operators, exercises the power to license various microwave and other radio facilities frequently used in cable television operations, regulates the assignment and transfer of control of such licenses, and oversees compliance with certain affirmative action and equal employment opportunity obligations applicable to cable systems. In addition, pursuant to the Pole Attachment Act, the FCC exercises authority to disapprove unreasonable rates charged to cable operators by telephone and power utilities for utilizing space on utility poles or in underground conduits.

         The Copyright Act of 1976 grants to cable television systems, under certain terms and conditions, the right to retransmit the signals of television stations pursuant to a compulsory copyright license. Those terms and conditions include the payment of certain license fees set forth in the statute or established by subsequent administrative regulations. The compulsory license fees have been increased on several occasions since this Act went into effect. In 1994 the availability of the compulsory copyright license was extended to "wireless cable" and direct broadcast satellite operators, although in the latter case the license right is limited to independent and network-affiliated stations whose over-the-air signal (or a signal carrying the same network's programming) is not available at the subscriber's location. Some pending legislative proposals would modify or eliminate the compulsory copyright licensing scheme, and the FCC and others have urged that the compulsory license be phased out for local or distant broadcast signals or both.

         Until recently, telephone companies were generally prohibited from operating cable systems in areas in which they provide local telephone service. However, that prohibition was eliminated by the

Telecommunications Act of 1996. Telephone companies now can provide video services in their telephone service areas under four different regulatory plans. First, they can provide traditional cable television service and be subject to the same regulations as the Company's cable television systems (including compliance with local franchise and any other local or state regulatory requirements). Second, they can provide "wireless cable" service, which is described below, and not be subject to either cable regulations or franchise requirements. Third, they can provide video services on a common-carrier basis, under which they would not be required to obtain local franchises but would be subject to common-carrier regulation (including a prohibition against exercising control over programming content). Finally, they can operate so-called "open video systems" without local franchises and be subject to reduced regulatory burdens. The Act contains detailed requirements governing the operation of open video systems, including the nondiscriminatory offering of capacity to third parties and limiting to one-third of total system capacity the number of channels the operator can program when demand exceeds available capacity. In addition, the rates charged by an open video system operator to a third party for the carriage of video programming must be just and reasonable as determined in accordance with standards to be established by the FCC. (Cable operators and others not affiliated with a telephone company may also become operators of open video systems.) The Act also generally prohibits telephone companies from acquiring or owning an interest in existing cable systems operating in their service areas.

         The Telecommunications Act of 1996 balances this grant of video authority to telephone companies by removing regulatory barriers to the offering of telephone services by cable companies and others. The Act preempts state and local laws that have barred local telephone competition in some states. In addition, the Act requires local telephone companies to permit cable companies and other competitors to connect with the telephone network and requires telephone companies to give competitors access to the essential features and functionalities of the local telephone network (such as switching capability, signal carriage from the subscriber's residence to the switching center and directory assistance) on an unbundled basis. As an alternative method of providing local telephone service, the Act permits cable companies and others to purchase telephone service on a wholesale basis and then resell it to their subscribers.

         During the past several years, the FCC has adopted various rule changes intended to facilitate the development of so-called "wireless cable," a video service that is capable of distributing as many as 30 television channels in a local area by over-the-air microwave transmission using current analog technology and that may be capable of providing a greater number of channels using digital compression technologies. The FCC also is expected to issue licenses in 1996 for a new digital wireless cable service which will utilize 1,000 megahertz of spectrum in the 28 gigahertz band and is intended to provide multiple video channels as well as voice and data transmission services. Wireless cable services are not required to obtain franchises from local governmental authorities and generally operate under fewer regulatory requirements than conventional cable television systems.

         Litigation is pending in various courts in which prohibitions on cable television operations without a franchise and various franchise requirements are being challenged as unlawful under the First Amendment, the antitrust laws and on other grounds. If successful, such litigation could facilitate the development of duplicative cable facilities that would compete with existing cable systems.

         The regulation of certain cable television rates pursuant to the authority granted to the FCC has negatively impacted the revenues of the Company's cable systems. The Company is unable to predict what effect the other matters discussed above may ultimately have on its cable television business.

                              MAGAZINE PUBLISHING

         Newsweek is a weekly news magazine published both domestically and internationally. In gathering, reporting and writing news and other material for publication, Newsweek maintains news bureaus in 9 U.S. and 14 foreign cities.

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

                                      NEWSWEEK AVERAGE     PERCENTAGE OF
                                     WEEKLY CIRCULATION    THREE LEADING
                                         RATE BASE         NEWS MAGAZINES
                                         ---------         --------------
 1991  . . . . . . . . . . . . .         3,100,000             34.1%
 1992  . . . . . . . . . . . . .         3,100,000             33.2%
 1993  . . . . . . . . . . . . .         3,100,000             32.7%
 1994  . . . . . . . . . . . . .         3,100,000             33.0%
 1995  . . . . . . . . . . . . .         3,100,000             33.0%

         Newsweek is sold on newsstands and through subscription mail order sales derived from a number of sources, principally direct mail promotion. The basic one-year subscription price is $41.08. During 1995 most subscriptions were sold at a discount from the basic price. Since January 1992 Newsweek's newsstand price has been $2.95 per copy.

         The total number of Newsweek's domestic advertising pages and gross domestic advertising revenues as reported by Publishers' Information Bureau, Inc., together with Newsweek's percentages of the total number of advertising pages and total advertising revenues of the three leading weekly news magazines, for the past five years have been as follows:


                                          PERCENTAGE
                                              OF
                                            THREE           NEWSWEEK
                            NEWSWEEK        LEADING          GROSS           PERCENTAGE OF
                           ADVERTISING       NEWS         ADVERTISING        THREE LEADING
                             PAGES*        MAGAZINES       REVENUES*         NEWS MAGAZINES
                             ------       ----------       ---------         --------------
1991  . . . . . . . .         1,948         32.5%        $ 233,601,000           32.7%
1992  . . . . . . . .         2,109         33.2%          258,396,000           32.4%
1993  . . . . . . . .         2,102         33.3%          260,673,000           32.3%
1994  . . . . . . . .         2,057         32.1%          276,074,000           32.4%
1995  . . . . . . . .         2,279         34.1%          328,886,000           34.9%

---------------------

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

         Newsweek's advertising rates are based on its average weekly circulation rate base and are competitive with the other weekly news magazines. Effective with the January 9, 1995 issue, national advertising rates were increased by an average of 6.0%. Beginning with the issue dated January 8, 1996, national advertising rates were increased again by an average of 7.0%.

         Newsweek Business Plus, which is published 39 times a year, is a demographic edition of Newsweek distributed to high-income professional and managerial subscribers and subscribers in zip-code-defined areas. Advertising rates for this edition, which has a circulation rate base of 1,000,000 copies, were increased an average of 7.0% in January 1996.

         Newsweek's other demographic edition, Newsweek Woman, which was published 13 times during 1995, has a circulation rate base of 700,000 selected female subscribers. At the beginning of 1995 advertising rates for this edition were increased by an average of 6.0%, with an additional average increase of 7.0% instituted early in 1996.

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

         The average weekly circulation rate base, advertising pages and gross advertising revenues of Newsweek's international editions (including The Bulletin insertions but not including the Japanese- or Korean-language editions of Newsweek) for the past five years have been as follows:

                            AVERAGE WEEKLY                           GROSS
                              CIRCULATION       ADVERTISING       ADVERTISING
                               RATE BASE           PAGES*          REVENUES*
                               ---------           ------          ---------
 1991  . . . . . . . . .        705,000            2,296          $ 68,405,000
 1992  . . . . . . . . .        730,000            2,549            76,765,000
 1993  . . . . . . . . .        745,000            2,128            68,347,000
 1994  . . . . . . . . .        748,000            2,351            79,900,000
 1995  . . . . . . . . .        750,000            2,502            90,968,000


---------------------
         * Advertising pages and gross advertising revenues are those reported by LNA International. LNA computes gross advertising revenues from basic one-time rates and the number of advertising pages carried. LNA figures therefore exceed actual gross advertising revenues, which reflect lower rates for multiple insertions. Net revenues as reported in the Company's Consolidated Statements of Income also exclude agency fees and cash discounts, which are included in the gross advertising revenues shown above. Page and revenue figures exclude affiliated advertising.

         For 1996 the average weekly circulation rate base for Newsweek's English language international editions (including The Bulletin insertions) will be 752,000 copies. Newsweek's rate card estimates the average weekly circulation for the Japanese-language and Korean-language editions for 1996 will be 140,000 and 150,000 copies, respectively.

         In November 1994 Newsweek launched a weekly news magazine created for online distribution. This magazine, known as Newsweek InterActive, combines text, photos and audio and is currently available on the Prodigy service. Newsweek InterActive will move to the America Online service in mid-1996. Newsweek also produced a multimedia CD-ROM during 1995 which featured a review of children's computer software.

         VirtualCity, a new publication from a collaboration between Virtual Communications, Inc. and Newsweek, debuted in September 1995. Currently published quarterly, VirtualCity is designed to attract readers interested in the emerging online community.

                                OTHER ACTIVITIES

KAPLAN EDUCATIONAL CENTERS

         A subsidiary of the Company owns the Kaplan Educational Centers, which are engaged in preparing students for a broad range of admissions tests and licensing examinations including SAT's, LSAT's, GMAT's and GRE's, and nursing and medical boards. In 1995 the Kaplan Centers had nearly 135,000 enrollments and provided courses through more than 150 permanent educational centers located throughout the United States and in Canada, Puerto Rico and London. In addition, Kaplan licenses material for certain of its courses to third parties who in turn offer Kaplan courses in other foreign locations.

LEGI-SLATE

         LEGI-SLATE, Inc., another subsidiary of the Company, provides its customers with access to a computerized database containing detailed information on the legislative and regulatory activities of the United States government. The LEGI-SLATE database contains both abstracts and the full text of every bill and resolution introduced in Congress, the entire Congressional Record and every document published in the Federal Register. Content compiled by LEGI-SLATE includes detailed legislative histories, complete voting records and the Daily CFR(TM) service, a daily update of the Code of Federal Regulations. The database also includes relevant editorial material which is both licensed from third parties and produced by LEGI-SLATE's own editorial staff.

PASS SPORTS

         Pro Am Sports System, Inc. ("PASS") is a Detroit-based regional cable sports network that provides programming to approximately 865,000 cable television subscribers in Michigan and northwest Ohio. PASS programming includes games of the Detroit Tigers baseball team, the Detroit Pistons basketball team and the Detroit Red Wings hockey team.

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

DIGITAL INK

         In late 1993 the Company organized a new subsidiary, Digital Ink Co., to develop news and information products for distribution by computers, fax and telephone. In July 1995 Digital Ink commercially launched a locally oriented online service featuring content from The Washington Post and other sources. This service has utilized the AT&T Interchange Network as its publishing platform, but Digital Ink is in the process of assembling the software and systems necessary to migrate this service to a World Wide Web site on the Internet. Digital Ink is also contributing content from The Washington Post and Newsweek to ElectionLine, a World Wide Web site that tracks events related to the 1996 elections.

MAMMOTH MICRO PRODUCTIONS

         The Company wrote-off its investment in Mammoth Micro Productions, Inc. ("MMP"), a producer and publisher of multimedia CD-ROM titles, in the third quarter of 1995. MMP was subsequently dissolved.

MOFFET, LARSON & JOHNSON

         The Company owns 71% of the outstanding common stock of Moffet, Larson & Johnson, Inc., a telecommunications engineering firm specializing in the design and development of advanced mobile, broadcast and common carrier radio systems.

PERSONAL COMMUNICATIONS SERVICES

         In 1990 the Company formed a limited partnership with American Personal Communications, Inc. ("APC"), to develop experimental and, eventually, commercial wireless telephone systems in the Washington, D.C./Baltimore, Maryland area utilizing the technologies that characterize what are now generally referred to as personal communications service (or PCS) systems. APC is the sole managing general partner of the partnership and the Company initially held a majority of the partnership's equity.

         Because of the changed circumstances, delays and increased costs surrounding the partnership's opportunity to provide PCS services, the Company decided to divest the majority of its ownership interest in the partnership.
On January 9, 1995, the Company sold all but a 1.5% limited partnership interest in the partnership to APC and a consortium of communications companies. The purchase price for the Company's interest was essentially equal to the pro rata share of the Company's investments in the partnership. In March 1996 the Company sold its remaining limited partnership interest on terms comparable to those that prevailed in the earlier sale.

                          PRODUCTION AND RAW MATERIALS

         The Washington Post is produced at the newspaper's principal place of business and plant in downtown Washington, D.C., and at its satellite printing plants in Fairfax County, Virginia, and Southeast Washington, D.C. In mid-1995, The Post announced that it will build a new production facility in Prince George's County, Maryland, and expand its Fairfax County facility. New press equipment will be installed in both plants and is expected to be fully operational by late 1998 or early 1999. At that time production at the newspaper's two Washington, D.C. facilities will be discontinued.

         All editions of The Herald are produced at its plant in Everett, Washington. The Gazette Newspapers are currently produced by three independent contract printers, although during 1996 all production will be transferred to the commercial printing operation recently acquired by The Gazette Newspapers, Inc. Newsweek's domestic edition is produced by three independent contract printers at five separate plants in the United States; advertising inserts and photo-offset films for the domestic edition are also produced by independent contractors. The international editions of Newsweek are printed in England, Hong Kong, Singapore, Switzerland and Hollywood, Florida; insertions for The Bulletin are printed in Australia.

         In 1995 The Washington Post consumed about 240,000 tons* of newsprint purchased from a number of suppliers, including Bowater Incorporated, which supplied approximately 30% of The Post's 1995 newsprint requirements. About half of the newsprint The Post purchases from Bowater Incorporated is provided by Bowater Mersey Paper Company Limited, 49% of the common stock of which is owned by the Company (the majority interest being held by a subsidiary of Bowater Incorporated). Bowater Mersey owns and operates a newsprint mill near Halifax, Nova Scotia, and owns extensive woodlands that provide part of the mill's wood requirements. In 1995 Bowater Mersey produced about 250,000 tons of newsprint.

         The Company, through a subsidiary, has a 35% limited partnership interest in Bear Island Paper Company, which owns and operates a newsprint mill in Doswell, Virginia, about 85 miles south of Washington, D.C. The general partner, which has a 30% interest and manages the mill, is Brant-Allen Industries, Inc., a firm experienced in the construction and operation of similar mills; the other limited partner, also with a 35% interest, is a subsidiary of Dow Jones & Company, Inc. The Paper Company and Bear Island Timberlands Company, in which a subsidiary of the Company also has a 35% limited partnership interest, own an aggregate of approximately 150,000 acres of Virginia woodlands. These woodlands supply a portion of the wood requirements of the Paper Company's mill. That mill produced about 230,000 tons of newsprint in 1995, and during that year The Post purchased about 20% of its newsprint requirements from Bear Island Paper Company. Bear Island Paper Company also owns a recycling plant that provides 20% of the pulp used by the mill.

         The announced price of newsprint (excluding discounts which decreased during the year) was approximately $620 per ton at the beginning of 1995 and increased to about $750 per ton by year-end. The Post believes it has adequate newsprint available through contracts with its various suppliers. About 85% of the newsprint used by The Post includes some recycled content. The Company owns 80% of the stock of Capitol Fiber Inc., which handles and sells to recycling industries old newspapers and other paper collected in Washington, D.C, Maryland and northern Virginia.

         In 1995 The Herald consumed approximately 7,200 tons of newsprint (including that used in its commercial printing operations) which was supplied by four different suppliers, the largest of which furnished about 33% of the newspaper's total requirements. Approximately 70% of the newsprint used by The Herald includes some recycled content.

         The domestic edition of Newsweek consumed 31,753 tons of paper in 1995, the bulk of which was purchased from eight major suppliers. The current cost of body paper (the principal paper component of the magazine) is approximately $1,200 per ton.

         Over 90% of the aggregate domestic circulation of Newsweek is delivered by second class mail, and most subscriptions are solicited by either first- or third-class mail. Thus substantial increases in postal rates for these classes of mail may have a significant negative impact on Newsweek's operating income. In December 1994 the Board of Governors of the U.S. Postal Service approved a rate increase of 10.3% for first-class mail and 14% for second- and third-class mail effective January 1, 1995. This action increased Newsweek's annual postage costs by approximately $4.5 million.

------------------

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

         The circulation of The Gazette Newspapers is limited to Montgomery County and parts of Frederick and Carroll Counties, Maryland (areas where The Washington Post also circulates). The Gazette Newspapers compete in varying degrees with many advertising vehicles available in their service areas, including The Potomac and Bethesda/Chevy Chase Almanacs and The Western Montgomery Bulletin, weekly controlled-circulation community newspapers, The Montgomery County Sentinel, a weekly paid-circulation community newspaper, and The Montgomery County Journal, a daily paid-circulation community newspaper (which also publishes two controlled-circulation weekly editions).

         The Board of Governors of the U.S. Postal Service has approved the creation, effective July 1, 1996, of a special "enhanced carrier route" subclass within the third-class rate structure which will provide lower rates for the mailing of bulk advertising. The Company believes this decrease in postal rates applicable to bulk advertising will have an adverse impact on the advertising revenues of The Washington Post, The Herald and The Gazette Newspapers, although the Company is unable to quantify the amount of such impact. However other changes in postal rates approved at the same time (principally increased second-class discounts for carrier-route sorting and bar coding) will reduce Newsweek's annual postage costs by approximately $2.5 million.

         The Company's television stations compete for audiences and advertising revenues with television and radio stations and cable television systems serving the same or nearby areas and to a lesser degree with other media such as newspapers and magazines. Both independent stations and stations affiliated with the Fox Broadcasting Network, the United Paramount Network and the Warner Brothers Network are becoming increasingly competitive, and cable television systems continue to expand their operations in the Company's broadcast markets where they compete for television viewing by importing out-of-market television signals and by distributing pay-cable, advertiser-supported and other programming that is originated for cable systems. During 1994 two direct broadcast satellite or "DBS" services, Direct TV and United States Satellite Broadcasting, began providing nationwide distribution of television programming using small receiving dishes and digital transmission (although neither service includes the signals of any local independent or network-affiliated television stations except in areas where such station's over-the-air signal, or a signal carrying the same network's programming, is not available). In addition, telephone companies have shown increasing interest in providing cable television and other video services and, pursuant to the provisions of the Telecommunications Act of 1996, are now free to own and operate cable television systems in the same areas where they provide telephone services. The Company's television stations may also become subject to increased competition from low power television stations, wireless cable services, satellite master antenna systems (which can carry pay-cable and similar program material) and prerecorded video programming. Further, high definition and other improved television technologies are being developed which in the future may enhance the ability of some of these other video providers to compete for viewers with the local television broadcasting stations owned by the Company.

         Cable television systems operate in a highly competitive environment. In addition to competing with the direct reception of television broadcast signals by the viewer's own antenna, such systems (like existing television stations) are subject to competition from other forms of television program delivery such as DBS services, low power television stations, wireless cable services, satellite master antenna systems and prerecorded video programming. The Telecommunications Act of 1996 may also increase the competition faced by existing cable television systems by facilitating the provision of competing services by local telephone companies.

         According to figures compiled by Publishers' Information Bureau, Inc., of the 203 magazines reported on by the Bureau, Newsweek ranked fifth in total advertising revenues in 1995, when it received approximately 3.3% of all advertising revenues of the magazines included in the report. The magazine industry is highly competitive both within itself and with other advertising media which compete for audience and advertising revenue.

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

         Donald E. Graham, age 50, has been Chairman of the Board of the Company since September 1993 and Chief Executive Officer of the Company since May 1991. Mr. Graham served as President of the Company from May 1991 until September 1993 and prior to that had been a Vice President of the Company for more than five years. Mr. Graham also is Publisher of The Washington Post, having occupied that position since 1979.

         Alan G. Spoon, age 44, is President and Chief Operating Officer of the Company. Mr. Spoon served as Executive Vice President and Chief Operating Officer of the Company from May 1991 until September 1993 and had previously been a Vice President of the Company since July 1987. Mr. Spoon also served as the Company's Vice President-Finance from July 1987 until November 1989, and as President of Newsweek, Inc. from September 1989 until May 1991.

         Katharine Graham, age 78, is Chairman of the Executive Committee of the Company's Board of Directors. Mrs. Graham previously served as Chairman of the Board of the Company from 1973 until September 1993 and as the Company's Chief Executive Officer from 1973 until May 1991.

         Martin Cohen, age 64, is a Vice President of the Company; from 1975 to July 1987 he served as Vice President-Finance and Treasurer of the Company.

         Diana M. Daniels, age 46, has been Vice President and General Counsel of the Company since November 1988 and Secretary of the Company since September 1991. Ms. Daniels served as General Counsel of the Company from January 1988 to November 1988 and prior to that had been Vice President and General Counsel of Newsweek, Inc. since 1979.

         Beverly R. Keil, age 49, has been Vice President-Human Resources of the Company since 1986; from 1982 through 1985 she was the Company's Director of Human Resources.

         John B. Morse, Jr., age 49, has been Vice President-Finance of the Company since November 1989. He joined the Company as Vice President and Controller in July 1989, and prior to that had been a partner of Price Waterhouse.

                                   EMPLOYEES

         The Company and its subsidiaries employ approximately 7,010 persons on a full-time basis.

         The Washington Post has approximately 2,860 full-time employees. About 2,010 of The Post's full-time employees and about 455 part-time employees are represented by one or another of nine unions. Collective bargaining agreements are currently in effect with locals of the following unions covering the full-time and part-time employees and expiring on the dates indicated: 1,271 employees in the editorial, newsroom and commercial departments represented by the Washington-Baltimore Newspaper Guild (November 12, 1998); 143 paperhandlers and general workers represented by the Graphic Communications Union (June 1, 2000); 46 machinists represented by the International Association of Machinists (January 13, 2001); 49 photoengravers-platemakers represented by the Graphic Arts International Union (February 17, 2001); 117 building service employees represented by the Service Employees International Union (April 30, 1996); 39 engineers, carpenters and painters represented by the International Union of Operating Engineers (March 1, 1997); 394 mailers and 202 mailroom helpers represented by the Washington Mailers' Union (June 15, 1997); 175 typographers represented by the Columbia Typographical Union (October 2, 2000); and 30 electricians represented by the International Brotherhood of Electrical Workers (June 17, 2001).

         Of the approximately 215 full-time and 100 part-time employees at The Herald, about 62 full-time and 15 part-time employees are represented by one or another of three unions. The newspaper's collective bargaining agreement with the Graphic Communications International Union, which represents press operators, will expire on March 15, 2000. Its agreement with the International Brotherhood of Teamsters, which represents bundle haulers, will expire on May 31, 1998, and its agreement with the Communications Workers of America, which represents printers and mailers, will expire on October 31, 1998.

         Newsweek has approximately 890 full-time employees (including about 195 editorial employees represented by the New York Newspaper Guild under a collective bargaining agreement which expired in December 1995 and is currently being renegotiated).

         The Company's broadcasting operations have approximately 910 full-time employees, of whom about 250 are union-represented. Of the ten collective bargaining agreements covering union-represented employees, four have expired and are being renegotiated. Two other collective bargaining agreements will expire in 1996.

         The Company's Cable Television Division has approximately 930 full-time employees. Stanley H. Kaplan Educational Center Ltd. employs approximately 600 persons on full-time basis (which number does not include substantial numbers of part-time employees who serve in instructional and clerical capacities). The Gazette Newspapers, Inc. has approximately 295 full-time and 60 part-time employees. Robinson Terminal Warehouse Corporation (the Company's newsprint warehousing and distribution subsidiary), Legi-Slate, Digital Ink and Moffet, Larson & Johnson each employ fewer than 150 persons. None of these units' employees is represented by a union.

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

         In 1980 the Company completed construction of a satellite printing plant on 13 acres of land owned by the Company in Fairfax County, Virginia, and in 1981 purchased the printing plant of the defunct Washington Star located in Southeast Washington, D.C. In early 1996 the Company purchased a 17-acre tract of undeveloped land in Prince George's County, Maryland, where a new printing and distribution facility for The Post will be constructed. The Company also owns undeveloped land near Dulles Airport in Fairfax County, Virginia (39 acres), in Prince George's County, Maryland (34 acres), and in Montgomery County, Maryland (10 acres).

         The Herald owns its plant and office building in Everett, Washington; it also owns two warehouses adjacent to its plant and a small office building in Lynnwood, Washington, that is currently leased to a third party.

         The Gazette Newspapers, Inc. owns a two-story brick building that serves as headquarters for The Gazette Newspapers and a separate two-story brick building that houses its newly acquired commercial printing business. It also owns a warehouse used by the commercial printing business and a one-story brick building that formerly served as its headquarters and is currently available for lease. All of these properties are located in Gaithersburg, Maryland. Satellite editorial and sales offices for The Gazette Newspapers are located in leased premises.

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

         Robinson Terminal Warehouse Corporation owns two wharves and several warehouses in Alexandria, Virginia. These facilities are adjacent to the business district and occupy approximately seven acres of land. Robinson also owns two partially developed tracts of land in Fairfax County, Virginia, aggregating about 22 acres. These tracts are near The Washington Post's existing satellite printing plant and include several warehouses. In 1992 Robinson purchased approximately 23 acres of undeveloped land on the Potomac River in Charles County, Maryland, for the possible construction of additional warehouse capacity.

         Stanley H. Kaplan Educational Center Ltd. owns a six-story building located at 131 West 56th Street in New York City, which serves as the Manhattan Educational Center, and a one-story building in Brooklyn, New York, which houses Kaplan's printing and production facilities. Kaplan's headquarters offices are located at 810 Seventh Avenue in New York City, where Kaplan rents space on two floors under leases which expire between 1996 and 1997. All Kaplan educational centers outside of Manhattan occupy leased premises.

         The offices of Legi-Slate are located in Washington, D.C., and the offices of Digital Ink and Moffet, Larson & Johnson are located in separate facilities in Arlington, Virginia. The office space for each of these units is leased.

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

         The high and low sales prices of the Company's Class B Common Stock during the last two years were:

                                                                 1995                              1994
                                                                 ----                              ----
                                Quarter                      High      Low                    High      Low
                                -------                      ----      ---                    ----      ---
                        January - March . . . . . . . .     $ 258     $ 238                  $ 284    $ 232
                        April - June  . . . . . . . . .       271       255                    241      222
                        July - September  . . . . . . .       315       258                    238      231
                        October - December  . . . . . .       312       280                    248      234

         During 1995 the Company repurchased 361,106 shares of Class B Common Stock in unsolicited transactions at prices no higher than the last sale price on the New York Stock Exchange. All of the repurchased shares were included in trading volume reported on 1995's consolidated tape and accounted for approximately 23% of such volume.

         At February 29, 1996, there were 23 holders of record of the Company's Class A Common Stock and 1,390 holders of record of the Company's Class B Common Stock.

         Both classes of the Company's Common Stock participate equally as to dividends. Quarterly dividends were paid at the rate of $1.10 per share during 1995 and $1.05 per share during 1994.

ITEM 6.  SELECTED FINANCIAL DATA.

         See the information for the years 1991 through 1995 contained in the table titled "Ten-Year Summary of Selected Historic Financial Data" which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 21 hereof (with only the information for such years to be deemed filed as part of this Annual Report on Form 10-K).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         See the information contained under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 21 hereof.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See the Company's Consolidated Financial Statements at December 31, 1995, and for the periods then ended, together with the report of Price Waterhouse LLP thereon and the information contained in Note N to said Consolidated Financial Statements titled "Summary of Quarterly Operating Results (Unaudited)," which are included in this Annual Report on Form 10-K and listed in the index to financial information on page 21 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information contained under the heading "Executive Officers" in
Item 1 hereof, the information contained under the headings "Nominees for Election by Class A Stockholders" and "Nominees for Election by Class B Stockholders," and the information contained in the last two paragraphs under the heading "Stock Holdings of Certain Beneficial Owners and Management" in the definitive Proxy Statement for the Company's 1996 Annual Meeting of Stockholders is incorporated herein by reference thereto.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information contained under the headings "Compensation of Directors," "Executive Compensation," "Retirement Plans," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Performance Graph" in the definitive Proxy Statement for the Company's 1996 Annual Meeting of Stockholders is incorporated herein by reference thereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the heading "Stock Holdings of Certain Beneficial Owners and Management" in the definitive Proxy Statement for the Company's 1996 Annual Meeting of Stockholders is incorporated herein by reference thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under the heading "Certain Transactions" in the definitive Proxy Statement for the Company's 1996 Annual Meeting of Stockholders is incorporated herein by reference thereto.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

                 (i) Financial Statements and Financial Statement Schedules

                          As listed in the index to financial information on page 21 hereof.

                 (ii) Exhibits

                          As listed in the index to exhibits on page 46 hereof.

         (b) REPORTS ON FORM 8-K.

                 No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON MARCH 26, 1996.

                                     THE WASHINGTON POST COMPANY
                                             (Registrant)

                                       By  John B. Morse, Jr.
                                          --------------------
                                           John B. Morse, Jr.

                                        Vice President-Finance

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 26, 1996:

       Donald E. Graham                Chairman of the Board and
                                         Chief Executive Office
                                          (Principal Executive
                                          Officer) and Director

         Alan G. Spoon                 President, Chief Operating
                                          Officer and Director

       Katharine Graham                Chairman of the Executive
                                       Committee of the Board and
                                                Director

      John B. Morse, Jr.                 Vice President-Finance
                                        (Principal Financial and
                                           Accounting Officer)

        James E. Burke                          Director

         Martin Cohen                           Director

   George J. Gillespie, III                     Director

        Ralph E. Gomory                         Director

       Donald R. Keough                         Director

    Barbara Scott Preiskel                      Director

       William J. Ruane                         Director

      Richard D. Simmons                        Director

       George W. Wilson                         Director


                                                      By  John B. Morse, Jr.
                                                         -------------------
                                                          John B. Morse, Jr.

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

                         INDEX TO FINANCIAL INFORMATION


                          THE WASHINGTON POST COMPANY

                                                                                                      PAGE
                                                                                                      ----
Financial Statements and Schedules:
         Report of Independent Accountants    . . . . . . . . . . . . . . . . . . . . . . . . . . .     22
         Consolidated Statements of Income for the Three Fiscal Years
            Ended December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23
         Consolidated Balance Sheets at December 31, 1995 and January 1, 1995   . . . . . . . . . .     24
         Consolidated Statements of Cash Flows for the Three Fiscal Years
            Ended December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     26
         Consolidated Statements of Changes in Shareholders' Equity for the Three Fiscal
            Years Ended December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     27
         Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . .     28
         Financial Statement Schedules for the Three Fiscal Years Ended December 31, 1995   . . . .     38
                 II - Valuation and Qualifying Accounts
Management's Discussion and Analysis of Results of Operations and Financial
         Condition (Unaudited)    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     39
Ten-Year Summary of Selected Historical Financial Data (Unaudited)    . . . . . . . . . . . . . . .     44

                            -----------------------

         All other schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements or the notes thereto referred to above.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Shareholders of
The Washington Post Company

In our opinion, the consolidated financial statements, including the financial statement schedule, referred to under Item 14(a)(i) on page 19 and listed in the index on page 21 present fairly, in all material respects, the financial position of The Washington Post Company and its subsidiaries at December 31, 1995 and January 1, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note E to the financial statements, the Company adopted, effective at the beginning of 1993, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


PRICE WATERHOUSE LLP


Washington, D.C.
January 30, 1996

THE WASHINGTON POST COMPANY


CONSOLIDATED STATEMENTS OF INCOME

                                                                                        FISCAL YEAR ENDED
                                                                       ---------------------------------------------------
                                                                       DECEMBER 31,        JANUARY 1,           JANUARY 2,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                       1995               1995                 1994
--------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
  Advertising . . . . . . . . . . . . . . . . . . . . . . . . .       $ 1,094,620          $1,026,672          $  913,529
  Circulation and subscriber  . . . . . . . . . . . . . . . . .           453,330             438,500             444,385
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .           171,499             148,806             140,277
                                                                      -----------          ----------          ----------
                                                                        1,719,449           1,613,978           1,498,191
                                                                      -----------          ----------          ----------
OPERATING COSTS AND EXPENSES
  Operating . . . . . . . . . . . . . . . . . . . . . . . . . .           948,088             861,464             790,256
  Selling, general, and administrative  . . . . . . . . . . . .           403,064             390,296             393,196
  Depreciation and amortization of property, plant,
    and equipment . . . . . . . . . . . . . . . . . . . . . . .            65,850              61,950              59,543
  Amortization of goodwill and other intangibles  . . . . . . .            31,429              25,393              16,216
                                                                      -----------          ----------          ----------
                                                                        1,448,431           1,339,103           1,259,211
                                                                      -----------          ----------          ----------

INCOME FROM OPERATIONS  . . . . . . . . . . . . . . . . . . . .           271,018             274,875             238,980
  Equity in earnings (losses) of affiliates . . . . . . . . . .            24,512               7,325              (1,994)
  Interest income . . . . . . . . . . . . . . . . . . . . . . .             7,974               9,196              11,085
  Interest expense  . . . . . . . . . . . . . . . . . . . . . .            (5,600)             (5,590)             (4,983)
  Other income (expense), net . . . . . . . . . . . . . . . . .            13,492               1,116              20,379
                                                                      -----------          ----------          ----------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE  . . . . . . . . . .           311,396             286,922             263,467

PROVISION FOR INCOME TAXES  . . . . . . . . . . . . . . . . . .           121,300             117,250             109,650
                                                                      -----------          ----------          ----------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE . . . . . . . . . . . . . . . . . . .           190,096             169,672             153,817

CUMULATIVE EFFECT OF CHANGE IN METHOD
  OF ACCOUNTING FOR INCOME TAXES  . . . . . . . . . . . . . . .                --                  --              11,600
                                                                      -----------          ----------          ----------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . .       $   190,096          $  169,672          $  165,417
                                                                      ===========          ==========          ==========
EARNINGS PER SHARE:

    BEFORE CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE  . . . . . . . . . . . . . . . . . .       $     17.15          $    14.65          $    13.10

    CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE  . . . . . . . . . . . . . . . . . .                --                  --                 .98
                                                                      -----------          ----------          ----------
    NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . .       $     17.15          $    14.65          $    14.08
                                                                      ===========          ==========          ==========

The information on pages 28 through 37 is an integral part of the financial statements.

THE WASHINGTON POST COMPANY


CONSOLIDATED BALANCE SHEETS


                                                                                          DECEMBER 31,          JANUARY 1,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                                          1995                 1995
--------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  146,901          $  117,269
  Investments in marketable debt securities . . . . . . . . . . . . . . . . . . . .            12,756              24,570
  Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           200,698             175,441
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            26,766              20,378
  Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            19,449              38,221
                                                                                           ----------          ----------
                                                                                              406,570             375,879

INVESTMENTS IN AFFILIATES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           189,053             170,754

PROPERTY, PLANT, AND EQUIPMENT
  Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           190,543             185,193
  Machinery, equipment, and fixtures  . . . . . . . . . . . . . . . . . . . . . . .           664,403             629,043
  Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            33,805              33,287
                                                                                           ----------          ----------
                                                                                              888,751             847,523

  Less accumulated depreciation and amortization  . . . . . . . . . . . . . . . . .          (535,691)           (499,172)
                                                                                           ----------          ----------
                                                                                              353,060             348,351

  Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            32,513              32,562
  Construction in progress  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            71,786              30,483
                                                                                           ----------          ----------
                                                                                              457,359             411,396

GOODWILL AND OTHER INTANGIBLES, less accumulated amortization
  of $177,932 and $155,161  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           472,291             512,405

DEFERRED CHARGES AND OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .           207,620             226,434
                                                                                           ----------          ----------
                                                                                           $1,732,893          $1,696,868
                                                                                           ==========          ==========

The information on pages 28 through 37 is an integral part of the financial statements.

THE WASHINGTON POST COMPANY


                                                                                          DECEMBER 31,          JANUARY 1,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                                          1995                 1995
--------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . . . . . .        $  172,004          $  186,129
  Federal and state income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .             3,494               6,593
  Deferred subscription revenue . . . . . . . . . . . . . . . . . . . . . . . . . .            82,457              80,351
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . . .            50,222                  --
                                                                                           ----------          ----------
                                                                                              308,177             273,073

OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           205,869             217,461

LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                --              50,297

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            34,643              29,104
                                                                                           ----------          ----------
                                                                                              548,689             569,935
                                                                                           ----------          ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, $1 par value, 1,000,000 shares authorized  . . . . . . . . . . .                --                  --
  Common stock
    Class A common stock, $1 par value, 7,000,000 shares
      authorized; 1,804,250 and 1,843,250 shares
      issued and outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,804               1,843
    Class B common stock, $1 par value, 40,000,000 shares
      authorized; 18,195,750 and 18,156,750 shares
      issued; 9,201,163 and 9,502,804 shares outstanding  . . . . . . . . . . . . .            18,196              18,157
  Capital in excess of par value  . . . . . . . . . . . . . . . . . . . . . . . . .            24,941              21,273
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,832,706           1,691,497
  Cumulative foreign currency translation adjustment  . . . . . . . . . . . . . . .             5,537               5,328
  Unrealized gain on available-for-sale securities (net of taxes) . . . . . . . . .             3,224               2,933
  Cost of 8,994,587 and 8,653,946 shares of Class B
    common stock held in treasury . . . . . . . . . . . . . . . . . . . . . . . . .          (702,204)           (614,098)
                                                                                           ----------          ----------
                                                                                            1,184,204           1,126,933
                                                                                           ----------          ----------
                                                                                           $1,732,893          $1,696,868
                                                                                           ==========          ==========

The information on pages 28 through 37 is an integral part of the financial statements.

THE WASHINGTON POST COMPANY


CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        FISCAL YEAR ENDED
                                                                       ----------------------------------------------------
                                                                       DECEMBER 31,        JANUARY 1,           JANUARY 2,
(IN THOUSANDS)                                                             1995               1995                 1994
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . .       $   190,096          $  169,672          $  165,417
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Cumulative effect of change in accounting principle . . .                --                  --             (11,600)
      Depreciation and amortization of property, plant, and
      equipment . . . . . . . . . . . . . . . . . . . . . . . .            65,850              61,950              59,543
      Amortization of goodwill and other intangibles  . . . . .            31,429              25,393              16,216
      Gain from disposition of businesses, net  . . . . . . . .            (1,341)                 --             (13,371)
      Equity in (earnings) losses of affiliates, net of
      distributions   . . . . . . . . . . . . . . . . . . . . .           (18,090)             (4,333)              4,737
      Provision for deferred income taxes . . . . . . . . . . .             5,408              (6,882)             (1,669)
      Change in assets and liabilities:
        (Increase) in accounts receivable, net  . . . . . . . .           (25,579)            (34,543)            (12,270)
        (Increase) decrease in inventories  . . . . . . . . . .            (6,388)             (3,959)              3,839
        (Decrease) increase in accounts payable and accrued
        liabilities . . . . . . . . . . . . . . . . . . . . . .           (15,507)             17,376             (17,054)
        (Decrease) increase in income taxes payable . . . . . .            (3,099)             (9,133)              2,859
        Decrease (increase) in other assets and other
        liabilities, net  . . . . . . . . . . . . . . . . . . .            13,074             (20,192)            (19,061)
      Other . . . . . . . . . . . . . . . . . . . . . . . . . .            10,605               9,110               4,831
                                                                      -----------          ----------          ----------
          Net cash provided by operating activities . . . . . .           246,458             204,459             182,417
                                                                      -----------          ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of business  . . . . . . . . . . . . .            32,743                  --              64,947
  Purchases of property, plant, and equipment . . . . . . . . .          (121,697)            (74,642)            (79,139)
  Purchases of marketable debt securities . . . . . . . . . . .           (55,649)            (38,994)           (520,114)
  Maturities and sales of marketable debt securities  . . . . .            67,453             274,776             509,937
  Investments in certain businesses . . . . . . . . . . . . . .            (1,757)           (281,937)             (1,591)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .               552              (1,124)                663
                                                                      -----------          ----------          ----------
          Net cash (used) by investing activities . . . . . . .           (78,355)           (121,921)            (25,297)
                                                                      -----------          ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt  . . . . . . . . . . . . . . . . .                --              (1,400)                 --
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . .           (48,887)            (48,721)            (49,376)
  Common shares repurchased . . . . . . . . . . . . . . . . . .           (89,584)            (86,660)            (23,133)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .                --                  --                  61
                                                                      -----------          ----------          ----------
          Net cash (used) by financing activities . . . . . . .          (138,471)           (136,781)            (72,448)
                                                                      -----------          ----------          ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . .            29,632             (54,243)             84,672

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . . . . . . . .           117,269             171,512              86,840
                                                                      -----------          ----------          ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . . . .       $   146,901          $  117,269          $  171,512
                                                                      ===========          ==========          ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . .       $   122,000          $  134,700          $  110,300
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . .       $     5,102          $    5,200          $    5,600

The information on pages 28 through 37 is an integral part of the financial statements.

THE WASHINGTON POST COMPANY


CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY


                                                                                            CUMULATIVE  UNREALIZED
                                                                                              FOREIGN     GAIN ON
                                             CLASS A   CLASS B   CAPITAL IN                  CURRENCY   AVAILABLE-
                                              COMMON   COMMON     EXCESS OF     RETAINED    TRANSLATION  FOR-SALE     TREASURY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)          STOCK     STOCK     PAR VALUE     EARNINGS    ADJUSTMENT  SECURITIES      STOCK
------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 3, 1993 . . . . . . . . .    $1,843    $18,157     $18,747   $ 1,454,505      $ 4,939    $   --      $(505,186)
  Net income for the year . . . . . . . .                                        165,417
  Dividends -- $4.20 per share  . . . . .                                        (49,376)
  Repurchase of 99,800 shares of
    Class B common stock  . . . . . . . .                                                                              (23,133)
  Issuance of 15,030 shares of Class B
    common stock, net of restricted stock
    award forfeitures . . . . . . . . . .                            2,480                                                 930
  Change in foreign currency translation
    adjustment  . . . . . . . . . . . . .                                                      (2,031)
  Other . . . . . . . . . . . . . . . . .                              127
                                             ------    -------     -------   -----------      -------    ------      ---------
BALANCE JANUARY 2, 1994 . . . . . . . . .     1,843     18,157      21,354     1,570,546        2,908        --       (527,389)
  Net income for the year . . . . . . . .                                        169,672
  Dividends -- $4.20 per share  . . . . .                                        (48,721)
  Repurchase of 366,500 shares of
    Class B common stock  . . . . . . . .                                                                              (86,660)
  Restricted stock award forfeitures of
    811 shares, net of issuance of
    Class B common stock  . . . . . . . .                             (130)                                                (49)
  Change in foreign currency translation
    adjustment  . . . . . . . . . . . . .                                                       2,420
  Unrealized gain on available-for-sale
    securities (net of taxes) . . . . . .                                                                 2,933
  Other . . . . . . . . . . . . . . . . .                               49
                                             ------    -------     -------   -----------      -------    ------      ---------
BALANCE JANUARY 1, 1995 . . . . . . . . .     1,843     18,157      21,273     1,691,497        5,328     2,933       (614,098)
  Net income for the year . . . . . . . .                                        190,096
  Dividends -- $4.40 per share  . . . . .                                        (48,887)
  Repurchase of 361,106 shares of
    Class B common stock  . . . . . . . .                                                                              (89,584)
  Issuance of 20,465 shares of
    Class B common stock, net of
    restricted stock award forfeitures  .                            3,403                                               1,478
  Change in foreign currency translation
    adjustment  . . . . . . . . . . . . .                                                         209
  Unrealized gain on available-for-sale
    securities (net of taxes) . . . . . .                                                                   291
  Conversion of Class A common
    stock to Class B common stock . . . .       (39)        39
  Other . . . . . . . . . . . . . . . . .                              265
                                             ------    -------     -------   -----------      -------    ------      ---------
BALANCE DECEMBER 31, 1995 . . . . . . . .    $1,804    $18,196     $24,941   $ 1,832,706      $ 5,537    $3,224      $(702,204)
                                             ======    =======     =======   ===========      =======    ======      =========

The information on pages 28 through 37 is an integral part of the financial statements.

THE WASHINGTON POST COMPANY


Notes to Consolidated Financial Statements


(A)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Washington Post Company (the company) operates principally in four areas of the media business: newspaper publishing, television broadcasting, magazine publishing, and cable television. Segment data is set forth in Note M.

FISCAL YEAR. The company reports on a 52-53 week fiscal year ending on the Sunday nearest December 31. The fiscal years 1995, 1994, and 1993, which ended December 31, 1995, January 1, 1995, and January 2, 1994, respectively, included 52 weeks. With the exception of the newspaper publishing operations, subsidiaries of the company report on a calendar-year basis.

PRINCIPLES OF CONSOLIDATION. The accompanying financial statements include the accounts of the company and its subsidiaries; significant intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

CASH EQUIVALENTS. Short-term investments with original maturities of 90 days or less are considered cash equivalents. The carrying amount reported approximates fair value.

INVESTMENTS IN MARKETABLE SECURITIES. Marketable securities held to maturity consist of debt instruments that mature over 90 days from the purchase date and are stated at cost plus accrued interest, which approximates fair value. Other investments in marketable equity securities available for sale are classified in "Deferred charges and other assets" in the Consolidated Balance Sheets. Unrealized gains or losses (net of taxes) relating to such investments are reported separately in the "Unrealized gain on available-for-sale securities (net of taxes)" in the Consolidated Balance Sheets.

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

GOODWILL AND OTHER INTANGIBLES. Goodwill and other intangibles represent the unamortized excess of the cost of acquiring subsidiary companies over the fair values of such companies' net tangible assets at the dates of acquisition. Goodwill and other intangibles acquired prior to October 30, 1970, the effective date of Accounting Principles Board (APB) Opinion No. 17, are not being amortized because in the opinion of the company there has been no diminution of the value of such assets. Goodwill and other intangibles acquired subsequently are being amortized by use of the straight-line method over various periods up to 40 years.

The company periodically evaluates the realizability of goodwill based upon projected undiscounted cash flows and operating income for each subsidiary. The company believes that no material impairment exists at December 31, 1995.

PROGRAM RIGHTS. The broadcast subsidiaries are parties to agreements that entitle them to show syndicated and other programs on television. The cost of such program rights is recognized as the gross amount of the related liability when the programs are available for broadcasting. The cost is charged to operations using accelerated and straight-line rates which appropriately match the cost of programming with associated revenues. The unamortized cost of such rights and the liability for future payments under these agreements are included in the Consolidated Balance Sheets.

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

THE WASHINGTON POST COMPANY


INCOME TAXES. The provision for income taxes is determined in accordance with Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes," which requires the use of the asset and liability approach. Under this approach, deferred taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities.

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

NEW ACCOUNTING STANDARDS. The company will adopt Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," beginning with the company's first quarter of 1996. The adoption of these standards will not have a material effect on the company's financial position or results of operations.

(B)  INVESTMENTS IN MARKETABLE DEBT SECURITIES

The company's marketable debt securities at December 31, 1995, and January 1, 1995, include the following (in thousands):

                                                     1995                1994
--------------------------------------------------------------------------------
U.S. Government and Government
  agency obligations  . . . . . . . . . . .       $   12,756          $    9,844
Commercial paper  . . . . . . . . . . . . .               --              14,726
                                                  ----------          ----------
                                                  $   12,756          $   24,570
                                                  ==========          ==========


(C)  ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts receivable at December 31, 1995, and January 1, 1995, consist of the following (in thousands):

                                                     1995                1994
--------------------------------------------------------------------------------
Accounts receivable, less estimated
  returns, doubtful accounts
  and allowances of $41,964
  and $39,943 . . . . . . . . . . . . . . .       $  188,845          $  165,352
Other . . . . . . . . . . . . . . . . . . .           11,853              10,089
                                                  ----------          ----------
                                                  $  200,698          $  175,441
                                                  ==========          ==========

Accounts payable and accrued liabilities at December 31, 1995, and January 1, 1995, consist of the following (in thousands):

                                                     1995                1994
--------------------------------------------------------------------------------
Accounts payable and accrued
  expenses  . . . . . . . . . . . . . . . .       $   97,520          $  117,514
Accrued payroll and related benefits  . . .           40,781              40,143
Accrued interest expense  . . . . . . . . .            4,232               4,246
Deferred tuition revenue  . . . . . . . . .           15,862              14,752
Due to affiliates (newsprint) . . . . . . .           13,609               9,474
                                                  ----------          ----------
                                                  $  172,004          $  186,129
                                                  ==========          ==========

(D)  INVESTMENTS IN AFFILIATES

The company's investments in affiliates at December 31, 1995, and January 1, 1995, include the following (in thousands):

                                                     1995                1994
--------------------------------------------------------------------------------
Cowles Media Company  . . . . . . . . . . .       $   83,097          $   81,514
Newsprint mills . . . . . . . . . . . . . .           77,018              60,782
Other . . . . . . . . . . . . . . . . . . .           28,938              28,458
                                                  ----------          ----------
                                                  $  189,053          $  170,754
                                                  ==========          ==========

The company's investments in affiliates include a 28 percent interest in the stock of Cowles Media Company, which owns and operates the Minneapolis Star Tribune and several other smaller properties.

The company's interest in newsprint mills includes a 49 percent interest in the common stock of Bowater Mersey Paper Company Limited, which owns and operates a newsprint mill in Nova Scotia; 35 percent limited partnership interests in both Bear Island Paper Company, which owns and operates a newsprint mill near Richmond, Virginia; and Bear Island Timberlands Company, which owns timberland and supplies Bear Island Paper Company with a major portion of its wood requirements. In 1993 the company owned a one-third limited partnership interest in both Bear Island Timberlands Company and Bear Island Paper Company. Operating costs and expenses of the company include newsprint supplied by Bowater, Inc. (parent to Bowater Mersey Paper Company) and Bear Island Paper Company and used in operations, the cost of which was approximately $73,600,000 in 1995, $53,200,000 in 1994, and $52,500,000 in 1993.

THE WASHINGTON POST COMPANY


The company's other investments represent a 50 percent common stock interest in the International Herald Tribune newspaper, published near Paris, France, and a 50 percent common stock interest in the Los Angeles Times-Washington Post News Service, Inc.

Summarized financial data for the affiliates' operations are as follows (in thousands):

                                 1995                1994                1993
--------------------------------------------------------------------------------
FINANCIAL POSITION
Working capital . . . . .     $  (82,505)         $ (125,667)         $  (67,923)
Property, plant, and
  equipment . . . . . . .        415,874             407,235             422,606
Total assets  . . . . . .        791,748             749,165             732,940
Long-term debt  . . . . .        165,284             180,988             200,105
Net equity  . . . . . . .        265,918             213,484             172,332

RESULTS OF OPERATIONS
Operating revenues  . . .     $  904,482          $  766,232          $  610,617
Operating income  . . . .        120,843              46,741              43,569
Net income  . . . . . . .         69,070              29,235               7,218

The following table summarizes the status and results of the company's investments in affiliates (in thousands):

                                                     1995                1994
--------------------------------------------------------------------------------
Beginning investment  . . . . . . . . . . .       $  170,754          $  155,251
Additional investment . . . . . . . . . . .               --               8,750
Equity in earnings  . . . . . . . . . . . .           24,512               7,325
Dividends and distributions
  received  . . . . . . . . . . . . . . . .           (6,422)             (2,992)
Foreign currency translation  . . . . . . .              209               2,420
                                                  ----------          ----------
Ending investment . . . . . . . . . . . . .       $  189,053          $  170,754
                                                  ==========          ==========

At January 1, 1995, the unamortized excess of the company's investments over its equity in the underlying net assets of its affiliates at the dates of acquisition was approximately $81,100,000. Amortization included in "Equity in earnings (losses) of affiliates" in the Consolidated Statements of Income was approximately $2,600,000 for the years ended December 31, 1995, January 1, 1995, and January 2, 1994.

(E)  INCOME TAXES

Income taxes are based on the provisions of FAS 109, which was adopted at the beginning of 1993. The cumulative effect of adopting this standard was an increase in 1993 net income of $11,600,000, and is shown as the "Cumulative effect of change in method of accounting for income taxes" in the Consolidated Statements of Income.

The provision for income taxes consists of the following (in thousands):

                                                   CURRENT             DEFERRED
--------------------------------------------------------------------------------
1995
U.S. Federal  . . . . . . . . . . . . . . .       $   96,630          $    3,525
Foreign . . . . . . . . . . . . . . . . . .              608               1,215
State and local . . . . . . . . . . . . . .           18,654                 668
                                                  ----------          ----------
                                                  $  115,892          $    5,408
                                                  ==========          ==========
1994
U.S. Federal  . . . . . . . . . . . . . . .       $  103,182          $   (6,356)
Foreign . . . . . . . . . . . . . . . . . .              509                 323
State and local . . . . . . . . . . . . . .           20,441                (849)
                                                  ----------          ----------
                                                  $  124,132          $   (6,882)
                                                  ==========          ==========
1993
U.S. Federal  . . . . . . . . . . . . . . .       $   85,082          $     (535)
Foreign . . . . . . . . . . . . . . . . . .            6,913                (657)
State and local . . . . . . . . . . . . . .           19,324                (477)
                                                  ----------          ----------
                                                  $  111,319          $   (1,669)
                                                  ==========          ==========

During 1993 the company sold its cable franchises in the United Kingdom. This transaction increased 1993 foreign taxes by approximately $6,800,000.

The provision for income taxes exceeds the amount of income tax determined by applying the U.S. Federal statutory rate of 35 percent to income before taxes as a result of the following (in thousands):

                                 1995                1994                1993
--------------------------------------------------------------------------------
U.S. Federal statutory taxes  $  108,989          $  100,423          $   92,213
State and local taxes
  net of U.S. Federal
  income tax benefit  . .         12,559              12,735              12,251
Amortization of goodwill
  not deductible for
  income tax purposes . .          2,373               3,146               2,433
Other, net  . . . . . . .         (2,621)                946               2,753
                              ----------          ----------          ----------
Provision for income
  taxes . . . . . . . . .     $  121,300          $  117,250          $  109,650
                              ==========          ==========          ==========

THE WASHINGTON POST COMPANY


Deferred income taxes at December 31, 1995, January 1, 1995, and January 2, 1994, consist of the following (in thousands):

                                 1995                1994                1993
--------------------------------------------------------------------------------
Accrued postretirement
  benefits  . . . . . . .     $   47,167          $   45,568          $   42,336
Other benefit
  obligations . . . . . .         20,963              22,903              17,760
Accounts receivable . . .          6,765               6,559               6,368
Other . . . . . . . . . .          9,134               7,664               3,855
                              ----------          ----------          ----------
Deferred tax asset  . . .         84,029              82,694              70,319
                              ----------          ----------          ----------

Property, plant, and
  equipment . . . . . . .         42,159              44,250              48,275
Prepaid pension cost  . .         55,574              48,732              39,769
Affiliate operations  . .         14,165              12,671              12,211
Investment tax credit . .          2,301               3,013               3,760
Other . . . . . . . . . .          4,473               3,132                  --
                              ----------          ----------          ----------
Deferred tax liability  .        118,672             111,798             104,015
                              ----------          ----------          ----------
Deferred income
  taxes . . . . . . . . .     $   34,643          $   29,104          $   33,696
                              ==========          ==========          ==========

(F)  DEBT

Long-term debt of the company as of December 31, 1995, and January 1, 1995, is summarized as follows (in thousands):

                                                     1995                1994
--------------------------------------------------------------------------------
10.1 percent unsecured European
  Currency Unit notes, $50,000,000
  face amount due in 1996 . . . . . . . . .       $   50,222          $   50,297
Less: Amount due within one year  . . . . .          (50,222)                 --
                                                  ----------          ----------
                                                  $       --          $   50,297
                                                  ==========          ==========

(G) CAPITAL STOCK, STOCK OPTIONS AND STOCK AWARDS

CAPITAL STOCK. Each share of Class A common stock and Class B common stock participates equally in dividends. The Class B stock has limited voting rights and as a class has the right to elect 30 percent of the board of directors; the Class A stock has unlimited voting rights including the right to elect a majority of the Board of Directors.

During 1995, 1994, and 1993 the company purchased a total of 361,106, 366,500, and 99,800 shares, respectively, of its Class B common stock at a cost of approximately $89,584,000, $86,660,000, and $23,133,000.

STOCK OPTIONS. The Employee Stock Option Plan, which was adopted in 1971 and amended in 1993, reserves 1,900,000 shares of the company's Class B common stock for options to be granted under the plan. The purchase price of the shares covered by an option cannot be less than the fair value on the granting date. At December 31, 1995, there were 659,475 shares reserved for issuance under the Stock Option Plan, of which 168,525 shares were subject to options outstanding and 490,950 shares were available for future grants.

Changes in options outstanding for the years ended December 31, 1995, and January 1, 1995, were as follows:

                                     1995                           1994
--------------------------------------------------------------------------------
                             NUMBER       AVERAGE           NUMBER       AVERAGE
                               OF          OPTION             OF          OPTION
                             SHARES        PRICE            SHARES        PRICE
--------------------------------------------------------------------------------
Beginning of
  year  . . . . . . . .     164,500        $255.35        155,000        $255.95
  Granted . . . . . . .       9,000         298.75         12,000         242.00
  Exercised . . . . . .      (3,475)        204.81             --             --
  Canceled  . . . . . .      (1,500)        268.50         (2,500)        231.70
                            -------                       -------
End of year . . . . . .     168,525        $258.59        164,500        $255.35
                            =======                       =======

Of the shares covered by options outstanding at the end of 1995, 90,400 are now exercisable, 12,500 will become exercisable in 1996, 8,125 will become exercisable in 1997, 5,250 will become exercisable in 1998, and 52,250 will become exercisable in 1999.

STOCK AWARDS. In 1982 the company adopted a Long-Term Incentive Compensation Plan that, among other provisions, authorizes the awarding of stock to key employees. Stock awards made under the Incentive Compensation Plan are subject to the general restriction that stock awarded to a participant will be forfeited and revert to company ownership if the participant's employment terminates before the end of a specified period of service to the company. At December 31, 1995, there were 125,362 shares reserved for issuance under the Incentive Compensation Plan. Of this number, 31,378 shares were subject to awards outstanding, and 93,984 shares were available for future awards. Activity related to stock awards for the years ended December 31, 1995, and January 1, 1995, was as follows:

                                     1995                           1994
--------------------------------------------------------------------------------
                             NUMBER       AVERAGE           NUMBER       AVERAGE
                               OF          AWARD              OF          AWARD
                             SHARES        PRICE            SHARES        PRICE
--------------------------------------------------------------------------------
AWARDS OUTSTANDING
Beginning
  of year . . . . . . .      26,860        $214.79         27,955        $214.61
  Awarded . . . . . . .      17,753         244.90            472         237.84
  Vested  . . . . . . .     (12,472)        198.50           (284)        201.79
  Forfeited . . . . . .        (763)        233.23         (1,283)        222.05
                            -------                        ------
  End of year . . . . .      31,378        $237.85         26,860        $214.79
                            =======                        ======

THE WASHINGTON POST COMPANY


For the share awards outstanding at December 31, 1995, the aforementioned restriction will lapse in January 1997 for 13,917 shares and in January 1999 for 17,461 shares.

AVERAGE NUMBER OF SHARES OUTSTANDING. Earnings per share are based on the weighted average number of shares of common stock outstanding during each year, adjusted for the dilutive effect of shares issuable under outstanding stock options, and awards made under the Incentive Compensation Plan. The average number of shares outstanding was 11,086,000 for 1995, 11,582,000 for 1994, and 11,750,000 for 1993.

(H)  RETIREMENT PLANS

The company and its subsidiaries have various funded and unfunded pension and incentive savings plans and in addition contribute to several multi-employer plans on behalf of certain union-represented employee groups. Substantially all of the company's employees, including some located in foreign countries, are covered by these plans. Pension benefit for all retirement plans combined was $600,000 in 1995, $1,600,000 in 1994, and $2,300,000 in 1993.

The costs for the company's defined benefit pension plans are actuarially determined and include amortization of prior service costs over various periods, generally not exceeding 20 years. The company's policy is to fund the costs accrued for its defined benefit plans.

The following table sets forth the funded status of the defined benefit plans and amounts recognized in "Deferred charges and other assets" in the Consolidated Balance Sheets at December 31, 1995, and January 1, 1995 (in thousands):

                                                     1995                1994
--------------------------------------------------------------------------------
Actuarial present value of
  accumulated plan benefits,
  including vested benefits of
  $179,123 and $162,068 . . . . . . . . . .       $  183,573          $  167,341
                                                  ==========          ==========
Plan assets at fair value, primarily
  listed securities . . . . . . . . . . . .       $  610,560          $  455,456
Projected benefit obligation for
  service rendered to date  . . . . . . . .         (227,793)           (206,870)
                                                  ----------          ----------
Plan assets in excess of projected
  benefit obligation  . . . . . . . . . . .          382,767             248,586
Prior service cost not yet recognized
  in periodic pension cost  . . . . . . . .           12,185              13,317
Less unrecognized net gain from
  past experience different from
  that assumed  . . . . . . . . . . . . . .         (201,024)            (79,795)
Less unrecognized net asset
  (transition amount) being
  recognized over approximately
  17 years  . . . . . . . . . . . . . . . .          (53,602)            (61,268)
                                                  ----------          ----------
Prepaid pension cost  . . . . . . . . . . .       $  140,326          $  120,840
                                                  ==========          ==========


The net pension credit for the years ended December 31, 1995, January 1, 1995, and January 2, 1994, includes the following components (in thousands):

                                 1995                1994                1993
--------------------------------------------------------------------------------
Service cost for benefits
  earned during the
  period  . . . . . . . .     $   10,623          $    9,117          $    8,805
Interest cost on projected
  benefit obligation  . .         15,430              14,022              12,683
Actual return on plan
  assets  . . . . . . . .       (162,253)             (7,211)            (35,086)
Net amortization and
  deferral  . . . . . . .        116,812             (36,751)             (5,839)
                              ----------          ----------          ----------
Net pension credit  . . .     $  (19,388)         $  (20,823)         $  (19,437)
                              ==========          ==========          ==========

The weighted average discount rate and rate of increase in future compensation levels used for 1995, 1994, and 1993 in determining the actuarial present value of the projected benefit obligation were 7.5 percent and 4 percent, respectively. The expected long-term rate of return on assets was 9 percent in 1995, 1994, and 1993.

Contributions to multi-employer pension plans, which are generally based on hours worked, amounted to $1,800,000 in 1995, $1,700,000 in 1994, and
$1,900,000 in 1993.

The costs of unfunded retirement plans are charged to expense when accrued. The company's liability for such plans, which is included in "Other liabilities" in the Consolidated Balance Sheets, was $50,700,000 at December 31, 1995, and $48,700,000 at January 1, 1995.

(I)  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The company and its subsidiaries provide health care and life insurance benefits to certain retired employees. These employees become eligible for benefits after meeting minimum age and service requirements.

The following table sets forth the amounts included in "Other liabilities" in the Consolidated Balance Sheets at December 31, 1995, and January 1, 1995 (in thousands):

                                                     1995                1994
--------------------------------------------------------------------------------
Accumulated postretirement benefit
  obligation:
  Retirees  . . . . . . . . . . . . . . . .       $   48,178          $   50,737
  Fully eligible active plan
    participants  . . . . . . . . . . . . .            7,356               6,936
  Other active plan participants  . . . . .           33,538              44,194
                                                  ----------          ----------
                                                      89,072             101,867
Unrecognized prior service costs
  arising from plan amendments  . . . . . .            3,017               2,143
Unrecognized net gain from past
  experience different from that
  assumed.  . . . . . . . . . . . . . . . .           17,268                 739
                                                  ----------          ----------
Accrued postretirement benefit cost . . . .       $  109,357          $  104,749
                                                  ==========          ==========

THE WASHINGTON POST COMPANY


Net periodic postretirement benefit cost for the years ended December 31, 1995, January 1, 1995, and January 2, 1994, includes the following components (in thousands):

                                 1995                1994                1993
--------------------------------------------------------------------------------
Service cost for benefits
  earned during the
  period  . . . . . . . .        $ 2,719             $ 3,373           $2,894
Interest cost on accumulated
  post-retirement benefit
  obligation  . . . . . .          6,515               7,419            6,880
Amortization of prior service
  costs . . . . . . . . .           (290)               (214)            (214)
Amortization of gains . .         (1,296)                 --               --
                                 -------             -------           ------
Net periodic postretirement
  benefit cost  . . . . .        $ 7,648             $10,578           $9,560
                                 =======             =======           ======

For 1995 the accumulated postretirement benefit obligation was determined using a discount rate of 7.5 percent and a health care cost trend rate of 12% for pre-age-65 benefits, decreasing to 5.5 percent in the year 2015 and thereafter; and a rate of 11.4 percent for post-age-65 benefits, decreasing to 5.5 percent in the year 2015 and thereafter. For 1994 and 1993 the accumulated postretirement benefit obligation was determined using a discount rate of 8 percent and a health care cost trend rate of approximately 14 percent for pre-age-65 benefits, decreasing to 6.5 percent in the year 2022 and thereafter; and rates of approximately 11 to 14 percent for post-age-65 benefits, decreasing to 6.5 percent in the year 2022 and thereafter.

The effect on the accumulated postretirement benefit obligation at December 31, 1995, of a 1 percent increase each year in the health care cost trend rate used would result in increases of approximately $11,300,000 in the obligation and $1,200,000 in the aggregate service and interest components of the 1995 expense.

The company's policy is to fund the above-mentioned benefits as claims and premiums are paid. The cash expenditures for postretirement benefits were $2,980,000 in 1995, $3,262,000 in 1994, and $2,830,000 in 1993.

(J)  LEASE AND OTHER COMMITMENTS

The company leases primarily real property under operating agreements. Many of the leases contain renewal options and escalation clauses that require payments of additional rent to the extent of increases in the related operating costs.

At December 31, 1995, future minimum rental payments under noncancelable operating leases are as follows (in thousands):

1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 18,133
1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,685
1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,759
1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,627
2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,816
Thereafter  . . . . . . . . . . . . . . . . . . . . . . . . . . .         32,772
                                                                        --------
                                                                        $102,792
                                                                        ========

Minimum payments have not been reduced by minimum sublease rentals of $3,700,000 due in the future under noncancelable subleases.

Rent expense under operating leases included in operating costs and expenses was approximately $22,900,000 in 1995, $22,600,000 in 1994, and $22,200,000 in
1993. Sublease income was approximately $1,600,000 in 1995, $1,500,000 in 1994, and 1,300,000 in 1993.

The company's broadcast subsidiaries are parties to certain agreements which commit them to purchase programming to be produced in future years. At December 31, 1995, such commitments amounted to approximately $71,800,000. If such programs are not produced, the company's commitment will expire without obligation.

(K)  ACQUISITIONS AND DISPOSITIONS

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

                                                    PRO FORMA INCOME STATEMENTS
                                                         FOR THE YEAR ENDED
(IN THOUSANDS, EXCEPT                           -----------------------------------
PER SHARE AMOUNTS)                              JANUARY 1, 1995     JANUARY 2, 1994
-----------------------------------------------------------------------------------
Operating revenues  . . . . . . . . . . . .       $1,633,345          $1,563,052
Net income  . . . . . . . . . . . . . . . .       $  169,865          $  168,614
Earnings per share  . . . . . . . . . . . .       $    14.67          $    14.35

In January 1995 the company sold substantially all of its 70 percent limited partnership interest in American Personal Communications (APC) to its partner, APC, Inc., and others, for approximately $33,000,000. The proceeds approximate the amounts the company had cumulatively invested in the partnership since it was formed in August 1990. The resulting gain, which is included in "Other income (expense), net" in the Consolidated Statements of Income, increased net income by $8.4 million and earnings per share by $0.75.

THE WASHINGTON POST COMPANY


In September 1995 the company wrote-off its remaining investment in Mammoth Micro Productions, a producer and publisher of multimedia CD-ROM titles, originally acquired in 1994 for approximately $23,000,000. The loss resulting from the write-off, which is included in "Operating costs and expenses" in the Consolidated Statements of Income, decreased net income by $5.6 million and earnings per share by $0.51.

In September 1993 the company sold its cable franchises in the United Kingdom. The resulting gain, which is included in "Other income (expense), net" in the Consolidated Statements of Income, increased net income by $13,000,000 and earnings per share by $1.14 in 1993.

In early 1996 the company purchased two businesses for approximately $60,000,000, a cable system in Texarkana serving about 24,000 subscribers, and a commercial printing operation in the Maryland suburbs of Washington, D.C.

(L)  CONTINGENCIES

The company and its subsidiaries are parties to various civil lawsuits that have arisen in the ordinary course of their businesses, including actions for libel and invasion of privacy. Management does not believe that any litigation pending against the company will have a material adverse effect on its business or financial condition.

(M)  BUSINESS SEGMENTS

The company operates principally in four areas of the media business: newspaper publishing, television broadcasting, magazine publishing, and cable television.

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

Cable television operations consist of over 50 cable systems offering basic cable and pay television services to more than 518,000 subscribers in 15 midwestern, western, and southern states. Prior to September 1993, cable television operations also included services provided in the United Kingdom. The principal source of revenues is monthly subscription fees charged for services.

Other Businesses include the operations of educational centers engaged in preparing students for admissions tests and licensing examinations (including preparation and publishing of training materials), an engineering firm which provides services to the telecommunications industry, and a regional sports cable system. The results of APC and Mammoth Micro Productions are included in other businesses prior to their disposition in January 1995 and September 1995, respectively.

Income from operations is the excess of operating revenues over operating expenses including corporate expenses, which are allocated based on relative operating revenues to operations of the segments. In computing income from operations by segment, the effects of equity in earnings of affiliates, interest income, interest expense, other income and expense items, and income taxes are not included.

Identifiable assets by segment are those assets used in the company's operations in each business segment. Investments in affiliates are discussed in Note D. Corporate assets are principally cash and cash equivalents and investments in marketable debt securities.

THE WASHINGTON POST COMPANY


                                                   NEWSPAPER                 MAGAZINE       CABLE       OTHER
(IN THOUSANDS)                                     PUBLISHING  BROADCASTING PUBLISHING   TELEVISION  BUSINESSES   CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
1995
  Operating revenues  . . . . . . . . . . . .        $729,172     $306,108    $352,619     $194,142     $137,408     $1,719,449
                                                                                                                     ==========
  Income (loss) from operations . . . . . . .        $109,737     $132,351    $ 15,008     $ 41,019     $(27,097)    $  271,018
  Equity in earnings of affiliates  . . . . .                                                                            24,512
  Interest expense  . . . . . . . . . . . . .                                                                            (5,600)
  Other income, net . . . . . . . . . . . . .                                                                            21,466
                                                                                                                     ----------
  Income before income taxes  . . . . . . . .                                                                        $  311,396
                                                                                                                     ==========
  Identifiable assets . . . . . . . . . . . .        $399,090     $387,462    $204,947     $322,443     $ 73,055     $1,386,997
  Investments in affiliates . . . . . . . . .                                                                            91,242
  Corporate assets  . . . . . . . . . . . . .                                                                           254,654
                                                                                                                     ----------
      Total assets  . . . . . . . . . . . . .                                                                        $1,732,893
                                                                                                                     ==========

  Depreciation and amortization of property,
    plant, and equipment  . . . . . . . . . .        $ 18,248     $  9,958    $  4,633     $ 28,819     $  4,192     $   65,850
  Amortization of goodwill and
    other intangibles . . . . . . . . . . . .        $    800     $ 11,253                 $ 12,150     $  7,226     $   31,429
  Capital expenditures  . . . . . . . . . . .        $ 61,879     $  9,265    $  4,145     $ 40,050     $  6,358     $  121,697

1994
  Operating revenues  . . . . . . . . . . . .        $717,280     $260,252    $337,602     $182,140     $116,704     $1,613,978
                                                                                                                     ==========
  Income (loss) from operations . . . . . . .        $134,415     $107,656    $ 14,159     $ 41,464     $(22,819)    $  274,875
  Equity in earnings of affiliates  . . . . .                                                                             7,325
  Interest expense  . . . . . . . . . . . . .                                                                            (5,590)
  Other income, net . . . . . . . . . . . . .                                                                            10,312
                                                                                                                     ----------
  Income before income taxes  . . . . . . . .                                                                        $  286,922
                                                                                                                     ==========
  Identifiable assets . . . . . . . . . . . .        $349,194     $425,789    $187,052     $326,645     $100,028     $1,388,708
  Investments in affiliates . . . . . . . . .                                                                           170,754
  Corporate assets  . . . . . . . . . . . . .                                                                           137,406
                                                                                                                     ----------
      Total assets  . . . . . . . . . . . . .                                                                        $1,696,868
                                                                                                                     ==========

  Depreciation and amortization of property,
    plant, and equipment  . . . . . . . . . .        $ 18,086     $  8,123    $  5,075     $ 26,912     $  3,754     $   61,950
  Amortization of goodwill and
    other intangibles . . . . . . . . . . . .        $    800     $  7,725                 $ 12,149     $  4,719     $   25,393
  Capital expenditures  . . . . . . . . . . .        $ 20,681     $  8,881    $ 23,028     $ 18,860     $  3,192     $   74,642

1993
  Operating revenues  . . . . . . . . . . . .        $692,287     $177,415    $332,506     $185,721     $110,262     $1,498,191
                                                                                                                     ==========
  Income (loss) from operations . . . . . . .        $123,151     $ 65,306    $ 18,011     $ 41,618     $ (9,106)    $  238,980
  Equity in losses of affiliates  . . . . . .                                                                            (1,994)
  Interest expense  . . . . . . . . . . . . .                                                                            (4,983)
  Other income, net . . . . . . . . . . . . .                                                                            31,464
                                                                                                                     ----------
  Income before income taxes  . . . . . . . .                                                                        $  263,467
                                                                                                                     ==========
  Identifiable assets . . . . . . . . . . . .        $329,799     $144,622    $152,462     $416,589     $ 71,059     $1,114,531
  Investments in affiliates . . . . . . . . .                                                                           155,251
  Corporate assets  . . . . . . . . . . . . .                                                                           352,722
                                                                                                                     ----------
      Total assets  . . . . . . . . . . . . .                                                                        $1,622,504
                                                                                                                     ==========
  Depreciation and amortization of property,
    plant, and equipment  . . . . . . . . . .        $ 16,768     $  5,276    $  6,266     $ 28,052     $  3,181     $   59,543
  Amortization of goodwill and
    other intangibles . . . . . . . . . . . .        $    800     $    670                 $ 12,247     $  2,499     $   16,216
  Capital expenditures  . . . . . . . . . . .        $ 24,422     $  6,599    $  4,472     $ 38,802     $  4,844     $   79,139

THE WASHINGTON POST COMPANY


(N)  SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

Quarterly results of operations for the years ended December 31, 1995, and January 1, 1995, are as follows (in thousands, except per share amounts):

                                                      FIRST       SECOND       THIRD       FOURTH
                                                     QUARTER     QUARTER      QUARTER      QUARTER
--------------------------------------------------------------------------------------------------
1995
Operating revenues
  Advertising . . . . . . . . . . . . . . . .       $252,210     $284,954    $250,011     $307,445
  Circulation and subscriber  . . . . . . . .        108,466      114,079     113,355      117,430
  Other . . . . . . . . . . . . . . . . . . .         40,875       37,961      54,553       38,111
                                                    --------     --------    --------     --------
                                                     401,551      436,994     417,919      462,986
                                                    --------     --------    --------     --------
Operating costs and expenses
  Operating . . . . . . . . . . . . . . . . .        221,158      226,879     240,912      259,140
  Selling, general, and administrative  . . .         98,013      106,053      96,606      102,391
  Depreciation and amortization of
    property, plant, and equipment  . . . . .         16,374       16,370      16,379       16,728
  Amortization of goodwill and
    other intangibles . . . . . . . . . . . .          7,673        8,956       8,315        6,485
                                                    --------     --------    --------     --------
                                                     343,218      358,258     362,212      384,744
                                                    --------     --------    --------     --------
Income from operations  . . . . . . . . . . .         58,333       78,736      55,707       78,242
Other income (expense)
  Equity in earnings of affiliates  . . . . .            772        8,858       6,268        8,614
  Interest income . . . . . . . . . . . . . .          2,334        2,032       1,860        1,748
  Interest expense  . . . . . . . . . . . . .         (1,431)      (1,368)     (1,388)      (1,413)
  Other . . . . . . . . . . . . . . . . . . .         14,395         (869)        716         (751)
                                                    --------     --------    --------     --------
Income before income taxes  . . . . . . . . .         74,403       87,389      63,163       86,440
Provision for income taxes  . . . . . . . . .         30,505       35,875      21,370       33,550
                                                    --------     --------    --------     --------

Net income  . . . . . . . . . . . . . . . . .       $ 43,898     $ 51,514    $ 41,793      $52,890
                                                    ========     ========    ========     ========
Earnings per share  . . . . . . . . . . . . .       $   3.91     $   4.65    $   3.79      $  4.80
                                                    ========     ========    ========     ========
Average number of shares outstanding  . . . .         11,220       11,084      11,019       11,020

THE WASHINGTON POST COMPANY


                                                      FIRST       SECOND       THIRD       FOURTH
                                                     QUARTER     QUARTER      QUARTER      QUARTER
--------------------------------------------------------------------------------------------------
1994
Operating revenues
  Advertising . . . . . . . . . . . . . . . .       $212,195     $261,682    $245,042     $307,752
  Circulation and subscriber  . . . . . . . .        109,165      110,098     107,522      111,715
  Other . . . . . . . . . . . . . . . . . . .         37,094       33,033      47,262       31,417
                                                    --------     --------    --------     --------
                                                     358,454      404,813     399,826      450,884
                                                    --------     --------    --------     --------
Operating costs and expenses
  Operating . . . . . . . . . . . . . . . . .        199,553      216,229     215,295      230,386
  Selling, general, and administrative  . . .         88,957       97,160      95,045      109,134
  Depreciation and amortization of
    property, plant, and equipment  . . . . .         14,710       15,360      15,663       16,217
  Amortization of goodwill and
    other intangibles . . . . . . . . . . . .          4,031        6,502       7,570        7,290
                                                    --------     --------    --------     --------
                                                     307,251      335,251     333,573      363,027
                                                    --------     --------    --------     --------

Income from operations  . . . . . . . . . . .         51,203       69,562      66,253       87,857
Other income (expense)
  Equity in (losses) earnings of affiliates .         (5,385)       2,211      11,091         (592)
  Interest income . . . . . . . . . . . . . .          3,565        2,030       1,427        2,174
  Interest expense  . . . . . . . . . . . . .         (1,435)      (1,413)     (1,332)      (1,410)
  Other . . . . . . . . . . . . . . . . . . .          2,604            2         508       (1,998)
                                                    --------     --------    --------     --------
Income before income taxes  . . . . . . . . .         50,552       72,392      77,947       86,031
Provision for income taxes  . . . . . . . . .         21,740       31,135      30,495       33,880
                                                    --------     --------    --------     --------
Net income  . . . . . . . . . . . . . . . . .       $ 28,812     $ 41,257    $ 47,452     $ 52,151
                                                    ========     ========    ========     ========
Earnings per share  . . . . . . . . . . . . .       $   2.46     $   3.54    $   4.13     $   4.56
                                                    ========     ========    ========     ========
Average number of shares outstanding  . . . .         11,720       11,667      11,492       11,447


The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Income due to rounding.

                                                                     SCHEDULE II


                          THE WASHINGTON POST COMPANY
                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS



-------------------------------------------------------------------------------------------------------------------
                       COLUMN A                                     COLUMN B    COLUMN C     COLUMN D     COLUMN E

-------------------------------------------------------------------------------------------------------------------


                                                                               ADDITIONS -
                                                                   BALANCE AT  CHARGED TO                BALANCE AT
                                                                   BEGINNING    COSTS AND                  END OF
                      DESCRIPTION                                  OF PERIOD    EXPENSES    DEDUCTIONS     PERIOD

-------------------------------------------------------------------------------------------------------------------
 Year Ended January 2, 1994
     Allowance for doubtful accounts and returns                  $28,295,000  $47,558,000  $45,005,000 $30,848,000
     Allowance for advertising rate adjustments and discounts       7,005,000    9,073,000    8,324,000   7,754,000
                                                                  -----------  -----------  ----------- -----------
                                                                  $35,300,000  $56,631,000  $53,329,000 $38,602,000
                                                                  ===========  ===========  =========== ===========

 Year Ended January 1, 1995
     Allowance for doubtful accounts and returns                  $30,848,000  $51,383,000  $48,795,000 $33,436,000
     Allowance for advertising rate adjustments and discounts       7,754,000    6,600,000    7,847,000   6,507,000
                                                                  -----------  -----------  ----------- -----------
                                                                  $38,602,000  $57,983,000  $56,642,000 $39,943,000
                                                                  ===========  ===========  =========== ===========

 Year Ended December 31, 1995
     Allowance for doubtful accounts and returns                  $33,436,000  $49,980,000  $47,341,000 $36,075,000
     Allowance for advertising rate adjustments and discounts       6,507,000    7,253,000    7,871,000   5,889,000
                                                                  -----------  -----------  ----------- -----------
                                                                  $39,943,000  $57,233,000  $55,212,000 $41,964,000
                                                                  ===========  ===========  =========== ===========

THE WASHINGTON POST COMPANY


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THIS ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO.

RESULTS OF OPERATIONS - 1995 COMPARED
TO 1994

Net income in 1995 was $190.1 million, an increase of 12 percent over net income of $169.7 million in 1994. Earnings per share rose 17 percent to $17.15, from $14.65 in 1994. The company's 1995 net income includes $8.4 million ($0.75 per share) from the sale of the company's investment in American PCS, L.P.
(APC), as well as an after-tax charge of $5.6 million ($0.51 per share) relating to the write-off of the company's interest in Mammoth Micro Productions. Earnings in 1994 included an after-tax gain of $8.1 million ($0.70 per share) from the sale of land at one of the company's newsprint affiliates. Excluding these items, net income and earnings per share increased 16 percent and 21 percent, respectively, in 1995.

Revenues for 1995 totaled $1.719 billion, an increase of 7 percent from $1.614 billion in 1994. Advertising revenues increased 7 percent in 1995, and circulation and subscriber revenues increased 3 percent. Other revenues increased 15 percent. Advertising revenues in the broadcast division, which included two additional television stations in Houston and San Antonio acquired in April of 1994, rose 18 percent in 1995. Newsweek also contributed to the improvement in advertising revenues with a 7 percent increase over 1994. The increase in circulation and subscriber revenues was principally due to growth at the cable division. Other revenue rose in 1995 due to growth in fees for engineering services at MLJ (Moffet, Larson & Johnson, Inc.) and higher tuition revenue at Kaplan Educational Centers (Kaplan).

Costs and expenses for the year increased 8 percent to $1.448 billion, from $1.339 billion in 1994. Approximately one-third of the increase is attributable to the higher cost of newsprint and magazine paper, while the remainder of the increase reflects normal increases in the costs of operations as well as the write-off of Mammoth Micro Productions mentioned previously.

Operating income declined 1 percent to $271.0 million, from $274.9 million in 1994.

NEWSPAPER DIVISION. Newspaper division revenues increased 2 percent to $729.2 million, from $717.3 million. Advertising revenue at the newspaper division rose 1 percent over last year. At The Washington Post, advertising rev-enues increased 1 percent as higher rates offset a decline in volume. Retail revenues at The Washington Post declined 5 percent as a result of a 10 percent decline in inches. Classified revenues rose 7 percent, primarily as a result of improved recruitment related volume in the year. Other advertising revenues were flat; general advertising inches declined 3 percent and preprint volume at The Post increased 7 percent versus 1994. Circulation revenues for the newspaper division rose 2 percent in 1995 due to a home delivery price increase. For the 12-month period ended September 30, 1995, daily and Sunday circulation at The Washington Post declined 2 and 1 percent, respectively. The Washington Post's share of the market declined slightly with 49.5 percent penetration in its daily editions and 65.1 percent penetration in its Sunday editions.

Newspaper division operating margin in 1995 was 15 percent, down from 19 percent in the prior year. The previously mentioned increases in advertising and circulation revenues were offset by higher newsprint expense, which increased 29 percent. Newsprint prices have been increasing steadily since mid-1994 and may rise in 1996. These increases will continue to have a significant impact on the operating results at the newspaper division in 1996.

BROADCAST DIVISION. Revenues at the broadcast division increased 18 percent over last year. National and local advertising revenues increased 5 percent and 18 percent, respectively. Increased revenues for 1995 in a broad range of categories, including auto and truck advertising, more than offset a $12 million decline in political advertising versus 1994.

Approximately two-fifths of these increases were attributable to the inclusion of a full twelve months of revenue for KSAT and KPRC in 1995 versus only eight and one-half months' revenue in 1994. Network revenues rose 88 percent in 1995 as a result of the renegotiation of network affiliation contracts in 1995 and the second half of 1994.

Viewership remained strong for the original four television stations. Three stations were ranked number one in the latest ratings period, sign-on to sign-off, in their markets; one station was ranked number two. With respect to the stations acquired in 1994, San Antonio was ranked number two, sign-on to sign-off, while Houston was ranked number three.

Operating margin at the broadcast division increased to 43 percent, from 41 percent in 1994. Excluding amortization of goodwill and intangibles, operating margins for 1995 and 1994 were 47 percent and 44 percent, respectively. Increases in advertising and network compensation accounted for most of the improvement in margins as expenses remained stable.

THE WASHINGTON POST COMPANY


MAGAZINE DIVISION. Newsweek revenues in 1995 increased 4 percent due primarily to increased advertising revenues at both the domestic and international editions. Advertising revenues rose 7 percent overall, 6 percent at the domestic edition, and 11 percent at the international editions. These improvements were due to better page volume at slightly higher rates. Circulation revenues for 1995 were essentially even with the prior year. In 1995 the domestic and international editions published 51 weekly issues versus 52 issues in 1994.

At Newsweek the operating margin remained at 4 percent. The higher costs of magazine paper, distribution, and subscription acquisition offset much of the revenue increase.

CABLE DIVISION. Revenues at the cable division increased 7 percent in 1995 over the prior year. The number of basic subscribers increased 4 percent to 518,000, all of which were from internal growth. All revenue categories - basic, tier, pay, pay-per-view, advertising, and other - showed improvement from 1994.

Operating margin at the cable division was 21 percent, compared to 23 percent in 1994. However, cable cash flow increased 2 percent to $85.2 million, from $83.6 million in 1994. Programming costs continued to increase due to the increased number of subscribers and license fee increases by programming suppliers.

OTHER BUSINESSES. In 1995 revenues from other businesses, including Kaplan, MLJ, PASS Sports, LEGI-SLATE, and Digital Ink, increased 18 percent to $137.4 million, from $116.7 million in 1994. Half of the increase relates to MLJ, where fees for engineering services almost tripled in 1995. Most of the remainder is due to Kaplan, which experienced an 11 percent increase in revenues, mostly post-graduate school courses and new products.

Other businesses recorded an operating loss in 1995 of $27.1 million, compared with a loss of $22.8 million in 1994. The 1995 results include the write-off of Mammoth Micro Productions as previously mentioned. The 1994 results include operating expenses of APC, which was disposed of in January 1995. If all costs associated with these units are excluded from both years, other businesses operating losses amounted to $4.8 and $7.3 million in 1995 and 1994, respectively.

EQUITY IN EARNINGS AND LOSSES OF AFFILIATES. The company's equity in earnings of affiliates for 1995 was $24.5 million, compared with $7.3 million in 1994. The improved results are derived from the company's newsprint mills, which are benefiting from higher newsprint prices. The 1994 results included an $8.1 million after-tax gain from the sale of land at one of the company's newsprint affiliates.

NON-OPERATING ITEMS. Interest income, net of interest expense, was $2.4 million, compared with $3.6 million in 1994. The decrease was a result of lower average invested cash balances. Other income in 1995 was $13.5 million, compared with income of $1.1 million in 1994. The gain from the sale of the company's investment in APC is included in the 1995 amount.

INCOME TAXES The effective tax rate in 1995 decreased to 39.0 percent, from
40.9 percent in 1994.

RESULTS OF OPERATIONS - 1994 COMPARED
TO 1993

Net income in 1994 was $169.7 million, an increase of 3 percent over net income of $165.4 million in 1993. Earnings per share rose 4 percent to $14.65, from $14.08 in 1993. Earnings in 1994 included an after-tax gain of $8.1 million ($0.70 per share) from the sale of a large tract of land at the company's Canadian newsprint affiliate. The company's 1993 earnings included a one-time credit of $11.6 million ($0.98 per share) related to a change in accounting for income taxes and an after-tax gain of $13.4 million ($1.14 per share) from the sale of the company's cable franchises in the United Kingdom. Excluding these items net income and earnings per share increased 15 percent and 17 percent, respectively, in 1994.

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

Operating costs and expenses for the year increased 6 percent to $1.339 billion, from $1.259 billion in 1993. Approximately two-thirds of the increase is attributable to new businesses, while the remainder of the increase reflects normal increases in the costs of operations as well as continued investment in personal communications services during the year.

Operating income rose 15 percent to $274.9 million, from $239.0 million in 1993.

THE WASHINGTON POST COMPANY


NEWSPAPER DIVISION. Newspaper division revenues increased 4 percent to $717.3 million, from $692.3 million. Advertising revenue at the newspaper division rose 5 percent over 1993. Most of the improvement was at The Washington Post, where advertising revenues increased 4.5 percent. Retail revenues at The Washington Post declined 2 percent as a result of a 6 percent decline in inches. Classified revenues rose 9 percent, primarily as a result of improved recruitment-related volume during the year. Other advertising revenues increased 8 percent; general advertising inches and preprint volume at The Washington Post increased 8 percent and 16 percent, respectively, over 1993. Circulation revenues for the newspaper division remained at 1993 levels. For the 12-month period ended September 30, 1994, daily and Sunday circulation at The Washington Post were essentially unchanged. The Washington Post maintained its share of the market with just over 50 percent household penetration by its daily editions and 66 percent household penetration by its Sunday editions.

Newspaper division operating margin in 1994 was 19 percent, up from 18 percent in the prior year. The previously mentioned increases in advertising revenues were offset partially by normal increases in payroll and fringe benefits and higher distribution costs. Average newsprint prices and total newsprint expense remained unchanged from last year.

BROADCAST DIVISION. Revenues at the broadcast division increased 47 percent over 1993. National and local advertising revenues, which included approximately $13 million in political advertising and significantly improved auto and truck advertising, increased 45 percent and 46 percent, respectively. Approximately two-thirds of these increases were attributable to the stations acquired in April 1994. Network revenues more than doubled in 1994 as a result of the addition of the new stations and renegotiation of network affiliation contracts.

Viewership remained strong for the original four television stations. These stations were ranked number one in the latest ratings period, sign-on to sign-off, in their respective markets. The newly acquired television station in San Antonio was also ranked number one, sign-on to sign-off, while the station acquired in Houston was ranked number three.

Operating margin at the broadcast division increased to 41 percent, from 37 percent in 1993. Excluding amortization of goodwill and intangibles, operating margins for 1994 and 1993 were 44 percent and 37 percent, respectively. Increases in advertising, particularly political advertising, along with increases in network compensation accounted for most of the improvement in margins.

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

CABLE DIVISION. Revenues at the cable division decreased 2 percent in 1994. However, the prior year included the operations in the United Kingdom that were sold in September 1993. Excluding these operations from 1993 results, revenues for the cable division remained essentially unchanged in 1994. The number of basic subscribers increased 3 percent to 498,000, all of which were from internal growth. Increases in revenues from pay, pay-per-view, advertising, and other revenues were offset by reduced basic and tier revenue resulting from two rounds of industry reregulation. Rate reductions, effective under reregulation, went into effect on September 1, 1993, and again on July 14, 1994.

Operating margin at the cable division was 23 percent, compared to almost 25 percent in 1993, excluding United Kingdom operations from 1993 results. Domestic cable cash flow decreased almost 3 percent to $83.6 million, from $85.9 million in 1993. Programming costs continued to increase due to the increased number of subscribers and continued license fee increases by programming suppliers.

OTHER BUSINESSES. In 1994 revenues from other businesses, including Kaplan, MLJ, PASS Sports, LEGI-SLATE, Digital Ink, and Mammoth Micro Productions, increased 6 percent to $116.7 million, from $110.3 million in 1993, due principally to Kaplan, which experienced an 8 percent increase in revenues from pre-college and pre-graduate school courses.

Other businesses recorded an operating loss in 1994 of $22.8 million, compared with a loss of $9.1 million in 1993. The increased losses were primarily attributable to APC, as well as the company's investments in the development of electronic technologies, including CD-ROM and computer online businesses.

THE WASHINGTON POST COMPANY


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

FINANCIAL CONDITIONS: CAPITAL RESOURCES AND LIQUIDITY

During the period 1993 through 1995 the company spent approximately $760.1 million on purchases of additional plant, property, and equipment, investments in new businesses, and the repurchase of Class B common stock.

In April 1994 the company acquired substantially all of the assets comprising the businesses of television stations KPRC-TV, an NBC affiliate in Houston, Texas, and KSAT-TV, an ABC affiliate in San Antonio, Texas, for approximately $253 million in cash. Additionally, the company acquired an 80 percent interest in Mammoth Micro Productions, a producer and publisher of multimedia CD-ROM titles, for approximately $23 million in cash. As previously mentioned, this investment was written off in 1995. In January 1995 the company divested substantially all of its 70 percent limited partnership interest in APC to APC, Inc., and others. The sales price was approximately $33 million, an amount that does not exceed the amounts the company had invested in the partnership since it was formed in August 1990. In September 1993 the company divested its cable franchises in the United Kingdom for approximately $65 million.

During 1995, 1994, and 1993 the company repurchased 361,106, 366,500, and 99,800 shares, respectively, of its Class B common stock at a cost of $89.6 million, $86.7 million, and $23.1 million, respectively. Sixty-three thousand of these shares were purchased from The Washington Post Company Profit Sharing Plan in 1994. The 1995 purchases completed the repurchase of one million Class B shares authorized by the Board of Directors in May 1990. Approximately 765,000 Class B shares remain to be purchased pursuant to a January 1995 Board authorization to repurchase an additional one million Class B shares. The annual dividend rate for 1996 was increased to $4.60 per share, from $4.40 per share in 1995, and $4.20 per share in 1994.

The company estimates that in 1996 it will spend approximately $150 million for plant and equipment, principally for various projects at the newspaper and cable divisions and the continued development of electronic technologies in its new media businesses. This estimate includes about $50 million to be expended as part of a $250 million project to provide new production facilities for The Washington Post newspaper. In 1995 approximately $45 million was expended in conjunction with this project, which is expected to be completed in late 1998.

Early in 1996 the company purchased two businesses for approximately $60 million, a cable system in Texarkana serving about 24,000 subscribers and a commercial printing operation located in the Maryland suburbs of Washington, D.C. In addition, in late February 1996 the company acquired a cable system in Columbus, Mississippi, serving about 15,700 subscribers for approximately $23 million consisting of cash and shares of non-convertible, redeemable preferred stock of the company. The company has also reached agreements in principle to purchase cable systems serving 49,000 subscribers in two states for approximately $80 million, and to exchange the assets of certain cable systems with Tele-Communications, Inc. (TCI). According to the terms of the TCI agreement, the exchange will result in an aggregate increase of about 23,000 subscribers for the company. The purchases are expected to be completed in the first half of 1996, and the exchange is expected to be completed before the end of the year.

At December 31, 1995, the company had $147 million in cash and cash equivalents, $13 million in marketable debt securities, and $50 million in long-term debt. The company expects in 1996 to fund the majority of its estimated capital expenditures and business acquisitions through internally generated funds. In early 1996 the company established a five-year, $300 million revolving credit facility with a group of banks to provide for general corporate purposes and support the issuance of short-term promissory notes. In management's opinion, the company will have ample liquidity to meet its various cash needs in 1996 as outlined above.

As indicated previously, the newspaper division anticipates an increase in newsprint expense during 1996, which will impact its results significantly. As a result of the company's investments in newsprint paper mills, which are included in equity in income of affiliates, the company expects that a significant portion of the increased costs will continue to be offset by its share of increased profits at the newsprint affiliates.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

THE WASHINGTON POST COMPANY


TEN-YEAR SUMMARY OF SELECTED HISTORICAL FINANCIAL DATA

See Notes to Consolidated Financial Statements for the summary of significant accounting policies and additional information relative to the years 1993-1995.

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                1995           1994            1993
-----------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
  Operating revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $1,719,449     $1,613,978     $1,498,191
  Income from operations  . . . . . . . . . . . . . . . . . . . . . . . . . .        $  271,018     $  274,875     $  238,980
  Income before cumulative effect of changes in
    accounting principle  . . . . . . . . . . . . . . . . . . . . . . . . . .        $  190,096     $  169,672     $  153,817
  Cumulative effect of change in method of accounting
    for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                --             --         11,600
  Cumulative effect of change in method of accounting
    for postretirement benefits other than pensions . . . . . . . . . . . . .                --             --             --
                                                                                     ----------     ----------     ----------
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  190,096     $  169,672     $  165,417
                                                                                     ==========     ==========     ==========

PER SHARE AMOUNTS
  Earnings per share
    Income before cumulative effect of changes in
      accounting principle  . . . . . . . . . . . . . . . . . . . . . . . . .        $    17.15     $    14.65     $    13.10
    Cumulative effect of change in method of accounting
      for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .                --             --           0.98
    Cumulative effect of change in method of accounting
      for postretirement benefits other than pensions . . . . . . . . . . . .                --             --             --
                                                                                     ----------     ----------     ----------
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    17.15     $    14.65     $    14.08
                                                                                     ==========     ==========     ==========
  Cash dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $     4.40     $     4.20     $     4.20
  Shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   107.60     $    99.32     $    92.84

AVERAGE NUMBER OF SHARES OUTSTANDING  . . . . . . . . . . . . . . . . . . . .            11,086         11,582         11,750

FINANCIAL POSITION
  Current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  406,570     $  375,879     $  625,574
  Working capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            98,393        102,806        367,041
  Property, plant, and equipment  . . . . . . . . . . . . . . . . . . . . . .           457,359        411,396        363,718
  Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,732,893      1,696,868      1,622,504
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                --         50,297         51,768
  Shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,184,204      1,126,933      1,087,419

THE WASHINGTON POST COMPANY


       1992           1991           1990           1989            1988           1987           1986
  -----------------------------------------------------------------------------------------------------
  $1,450,867     $1,380,261     $1,438,640     $1,444,094     $1,367,613     $1,315,422      $1,215,064
  $  232,112     $  192,866     $  281,768     $  313,691     $  233,290     $  257,073      $  228,986

  $  127,796     $  118,721     $  174,576     $  197,893     $  269,117     $  186,743      $  100,173

          --             --             --             --             --             --              --

          --        (47,897)            --             --             --             --              --
  ----------     ----------     ----------     ----------     ----------     ----------      ----------
  $  127,796     $   70,824     $  174,576     $  197,893     $  269,117     $  186,743      $  100,173
  ==========     ==========     ==========     ==========     ==========     ==========      ==========


  $    10.80     $    10.00     $    14.45     $    15.50     $    20.91     $    14.52      $     7.80

          --             --             --             --             --             --              --

          --          (4.04)            --             --             --             --              --
  ----------     ----------     ----------     ----------     ----------     ----------      ----------
  $    10.80     $     5.96     $    14.45     $    15.50     $    20.91     $    14.52      $     7.80
  ==========     ==========     ==========     ==========     ==========     ==========      ==========
  $     4.20     $     4.20     $     4.00     $     1.84     $     1.56     $     1.28      $     1.12
  $    84.17     $    78.12     $    76.31     $    75.40     $    67.50     $    47.80      $    34.04
      11,830         11,876         12,081         12,768         12,873         12,861          12,842


  $  524,975     $  472,219     $  471,669     $  553,188     $  493,736     $  226,523      $  219,422
     242,627        183,959        175,807        283,118        235,698        (50,290)        (22,647)
     390,804        390,313        394,979        370,597        352,113        371,080         343,702
   1,568,121      1,487,661      1,496,509      1,532,211      1,422,267      1,194,196       1,145,227
      51,842         51,915        126,988        152,061        154,751        155,791         336,140
     993,005        924,285        905,112        941,522        868,240        614,009         436,590

                               INDEX TO EXHIBITS

   EXHIBIT                                            DESCRIPTION
                                                      -----------
    NUMBER
    ------
    3.1   ---  Certificate of Incorporation of the Company as amended through May 12, 1988, and the
               Certificate of Designation for the Company's Series A Preferred Stock filed January 22,
               1996.

    3.2   ---  By-Laws of the Company as amended through September 9, 1993 (incorporated by reference to
               Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 3,
               1993).

    4.1   ---  Credit Agreement dated as of January 31, 1996, among the Company, Citibank, N.A.,
               Wachovia Bank of Georgia, N.A., and the other Lenders named therein.

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

    10.4  ---  The Washington Post Company Supplemental Executive Retirement Plan as amended and restated effective December 31, 1993 (incorporated by reference to Exhibit 10.4 to the
               Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1994).*

    10.5  ---  Letter Agreement between the Company and Richard D. Simmons dated May 9, 1991, and the amendment thereto dated June 30, 1994 (incorporated by reference to Exhibit 10.5 to the
               Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1995).*

    11   ---   Calculation of earnings per share of common stock.

    21   ---   List of subsidiaries of the Company.

    23   ---   Consent of independent accountants.

    24   ---   Power of attorney dated March 14, 1996.

    27   ---   Financial Data Schedule.

-----------------

     * A management contract or compensatory plan or arrangement required to be included as an exhibit hereto pursuant to Item 14(c) of Form 10-K.