Form 10-Q
period 1996-03-31
WASHINGTON POST CO
filed 1996-05-15
CIK 104889

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarterly
Period Ended       March 31, 1996                Commission File Number 1-6714
            -------------------------------------------------------------------

                             THE WASHINGTON POST COMPANY
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




                    Delaware                        53-0182885
- - -------------------------------------------------------------------------------
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)             Identification No.)


   1150 15th Street, N.W.            Washington, D.C.             20071
- - -------------------------------------------------------------------------------
         (Address of principal executive offices)               (Zip Code)



                                   (202) 334-6000
- - -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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


         Shares outstanding at May 3, 1996:

                 Class A Common Stock                       1,804,250 Shares
                 Class B Common Stock                       9,175,418 Shares

                          THE WASHINGTON POST COMPANY

                               INDEX TO FORM 10-Q



                                                                                 PAGE
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Condensed Consolidated Statements of Income
                          (Unaudited) for the Thirteen Weeks
                          Ended March 31, 1996 and April 2, 1995...............    3

                 Condensed Consolidated Balance Sheets (Unaudited)
                          at March 31, 1996 and December 31, 1995..............    4

                 Condensed Consolidated Statements of Cash Flows
                          (Unaudited) for the Thirteen Weeks Ended
                          March 31, 1996 and April 2, 1995.....................    5

                 Notes to Condensed Consolidated Financial Statements
                          (Unaudited)..........................................    6

Item 2.          Management's Discussion and Analysis of Results of
                          Operations and Financial Condition...................    7

PART II.         OTHER INFORMATION

Item 4.          Submission of Matters to a Vote of Security Holders...........   10

Item 6.          Exhibits and Reports on Form 8-K..............................   11

                 Signatures....................................................   12

                 Exhibit 10.1

                 Exhibit 10.2

                 Exhibit 10.3

                 Exhibit 11

                 Exhibit 27 (Electronic Filing Only)

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

The Washington Post Company
Consolidated Statements of Income (Unaudited)

                                                                                       Thirteen Weeks Ended
                                                                                 --------------------------------
                                                                                  March 31,             April 2,
(In thousands, except per share amounts)                                            1996                  1995
                                                                                 ----------            ----------
Operating revenues
  Advertising                                                                     $ 252,807             $ 252,210
  Circulation and subscriber                                                        117,070               108,466
  Other                                                                              46,742                40,875
                                                                                    -------               -------
                                                                                    416,619               401,551
                                                                                    -------               -------
Operating costs and expenses
  Operating                                                                         242,482               221,158
  Selling, general and administrative                                               100,792                98,013
  Depreciation and amortization of
    property, plant and equipment                                                    16,160                16,374
  Amortization of goodwill and other intangibles                                      6,985                 7,673
                                                                                    -------               -------
                                                                                    366,419               343,218
                                                                                    -------               -------

Income from operations                                                               50,200                58,333

Other income (expense)
  Equity in earnings of affiliates                                                    7,353                   772
  Interest income                                                                     1,224                 2,334
  Interest expense                                                                   (1,083)               (1,431)
  Other                                                                               2,867                14,395
                                                                                    -------               -------

Income before income taxes                                                           60,561                74,403
                                                                                    -------               -------

Provision for income taxes
  Current                                                                            22,343                28,500
  Deferred                                                                            1,276                 2,005
                                                                                    -------               -------
                                                                                     23,619                30,505
                                                                                    -------               -------

Net income                                                                           36,942                43,898

Redeemable preferred stock dividends                                                   (202)
                                                                                    -------                ------

Net income available for common stock                                             $  36,740             $  43,898
                                                                                    =======               =======

Earnings per share                                                                $    3.34             $    3.91
                                                                                    =======               =======

Dividends declared per share                                                      $    2.30             $    2.20
                                                                                    =======               =======

Average number of shares outstanding                                                 11,011                11,220

The Washington Post Company
Consolidated Balance Sheets (Unaudited)

(In thousands)
                                                                                 March 31,            December 31,
Assets                                                                             1996                   1995
                                                                                -----------           ------------
Current assets
   Cash and cash equivalents                                                     $   73,950            $  146,901
   Marketable securities                                                                 --                12,756
   Accounts receivable, less estimated returns,
      doubtful accounts and allowances                                              197,413               200,698
   Inventories                                                                       30,601                26,766
   Other current assets                                                              27,784                19,449
                                                                                  ---------             ---------
                                                                                    329,748               406,570

Investments in affiliates                                                           192,196               189,053

Property, plant and equipment
   Buildings                                                                        199,072               190,543
   Machinery, equipment and fixtures                                                686,038               664,403
   Leasehold improvements                                                            34,074                33,805
                                                                                  ---------             ---------
                                                                                    919,184               888,751
   Less accumulated depreciation and amortization                                  (550,799)             (535,691)
                                                                                  ---------             ---------
                                                                                    368,385               353,060
   Land                                                                              32,518                32,513
   Construction in progress                                                          90,945                71,786
                                                                                  ---------             ---------
                                                                                    491,848               457,359
Goodwill and other intangibles,
   less accumulated amortization                                                    502,890               472,291

Deferred charges and other assets                                                   236,654               207,620
                                                                                  ---------             ---------
                                                                                 $1,753,336            $1,732,893
                                                                                  =========             =========
Liabilities and Shareholders' Equity

Current liabilities
   Accounts payable and accrued liabilities                                      $  177,675            $  172,004
   Federal and state income taxes                                                    23,120                 3,494
   Deferred subscription revenue                                                     86,680                82,457
   Current portion of long-term debt                                                     --                50,222
   Dividends declared                                                                12,836                    --
                                                                                  ---------             ---------
                                                                                    300,311               308,177

Other liabilities                                                                   212,731               205,869

Deferred income taxes                                                                36,639                34,643
                                                                                  ---------             ---------
                                                                                    549,681               548,689

Redeemable preferred stock                                                           11,947                    --

Common shareholders' equity
   Common stock                                                                      20,000                20,000
   Capital in excess of par value                                                    25,097                24,941
   Retained earnings                                                              1,844,167             1,832,706
   Unrealized gain on available-for-sale
      securities                                                                      4,260                 3,224
   Cumulative foreign currency translation
      adjustment                                                                      6,111                 5,537
   Cost of Class B common stock held in Treasury                                   (707,927)             (702,204)
                                                                                  ---------             ---------
                                                                                  1,191,708             1,184,204
                                                                                  ---------             ---------
                                                                                 $1,753,336            $1,732,893
                                                                                  =========             =========

The Washington Post Company
Consolidated Statements of Cash Flows (Unaudited)

                                                                                       Thirteen Weeks Ended
                                                                                 --------------------------------
                                                                                  March 31,             April 2,
(In thousands)                                                                      1996                  1995
                                                                                 ----------            ----------
Cash flows from operating activities:
   Net income                                                                      $ 36,942              $ 43,898
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation and amortization of property, plant
      and equipment                                                                  16,160                16,374
   Amortization of goodwill and other intangibles                                     6,985                 7,673
   Gain on disposition of businesses                                                 (3,112)              (14,253)
   Equity in earnings of affiliates, net
      of distributions                                                               (2,569)                 (227)
   Increase in income taxes payable                                                  19,626                28,721
   Provision for deferred income taxes                                                1,276                 2,005
   Change in assets and liabilities:
      Decrease in accounts receivable, net                                            3,284                 5,205
      (Increase) in inventories                                                      (3,835)               (5,288)
      Increase (decrease) in accounts payable and accrued
         liabilities                                                                  9,818               (22,158)
      (Increase) in other assets and other
         liabilities, net                                                           (16,700)               (3,844)
   Other                                                                              6,099                 5,792
                                                                                    -------               -------

      Net cash provided by operating activities                                      73,974                63,898
                                                                                    -------               -------

Cash flows from investing activities:
   Net proceeds from sale of business                                                 3,517                32,743
   Purchases of property, plant and equipment                                       (23,078)              (16,259)
   Purchases of marketable securities                                                    --               (43,116)
   Proceeds from sales of marketable securities                                      12,821                     -
   Investments in certain businesses                                                (83,638)                    -
   Other                                                                                 72                    33
                                                                                    -------               -------

      Net cash (used) by investing activities                                       (90,306)              (26,599)
                                                                                    -------               -------

Cash flows from financing activities:
   Principal payments on debt                                                       (50,209)                   --
   Issuance of redeemable preferred stock                                            11,947                    --
   Dividends paid                                                                   (12,645)              (12,443)
   Common shares repurchased                                                         (5,712)              (59,536)
                                                                                    -------               -------

      Net cash (used) by financing activities                                       (56,619)              (71,979)
                                                                                    -------               -------

Net (decrease) in cash and cash equivalents                                         (72,951)              (34,680)

Beginning cash and cash equivalents                                                 146,901               117,269
                                                                                    -------               -------

Ending cash and cash equivalents                                                   $ 73,950              $ 82,589
                                                                                    =======               =======

The Washington Post Company
Notes to Condensed Consolidated Financial Statements (Unaudited)


Note 1: Results of operations, when examined on a quarterly basis, reflect the seasonality of advertising that affects the newspaper, magazine and broadcasting operations. Advertising revenues in the second and fourth quarters are typically higher than first and third quarter revenues. All adjustments reflected in the interim financial statements are of a normal recurring nature. Certain prior year amounts have been reclassified to conform with current year presentation.

Note 2: Summarized combined (unaudited) results of operations for the first quarters of 1996 and 1995 for the company's affiliates are as follows (in thousands):

                                         First Quarter
                                     ------------------------
                                       1996             1995
                                     --------         --------
Operating revenues                   $235,473         $200,810
Operating income                       37,403           15,414
Net income                             27,373            7,770

Note 3: In January 1995 the company sold substantially all of its 70 percent limited partnership interest in American Personal Communications (APC) to its partner APC, Inc., and others, for approximately $33 million. The proceeds approximate the amounts the company had invested in the partnership since it was formed in August 1990. The company's 1995 first-quarter net income includes $8.4 million ($0.75 per share) from the sale.

    In the first quarter of 1996 the company purchased two businesses for approximately $60 million, a cable system in Texarkana serving about 24,000 subscribers and a commercial printing operation located in the Maryland suburbs of Washington, D.C. The company also acquired a cable system in Columbus, Mississippi, serving about 15,700 subscribers for approximately $23 million consisting of cash and non-convertible, redeemable preferred stock of the company.

    The redeemable preferred stock issued in conjunction with the Columbus cable acquisition has a par value of $1.00 per share and a redemption price and liquidation preference of $1,000 per share. Dividends are payable quarterly at the rate of $20 per share. Shares of the redeemable preferred stock are redeemable by the company at any time on or after October 1, 2015. In addition, holders of such stock have a right to require the company to purchase their shares at the redemption price during an annual 60-day election period, with the first such period beginning on February 23, 2001.

Note 4: Effective January 1, 1996, the company adopted Statements of Financial Accounting Standards No. 121 (FAS 121) "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and No. 123 (FAS 123), "Accounting for Stock-Based Compensation." In accordance with FAS 121 the company periodically evaluates the realizability of long-lived assets, including goodwill, based upon projected undiscounted cash flows and operating income for each subsidiary.

    In accordance with the provisions of FAS 123, the company has elected to continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and will provide pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense. The adoption of these standards did not have a material effect on the company's financial position or results of operations.

Note 5: During the first three months of 1996 the company repurchased 20,335 shares of its Class B common stock at a cost of approximately $5.7 million.

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

RESULTS OF OPERATIONS

         Net income for the first quarter of 1996 was $36.9 million ($3.34 per share), compared with net income of $43.9 million ($3.91 per share) in the first quarter last year. The company's 1995 first-quarter net income includes $8.4 million ($0.75 per share) from the sale, at its original cost, of substantially all of the company's investment in American PCS, L.P. Excluding the effect of the sale, net income increased 4.1 percent in the first quarter this year; earnings per share increased 5.7 percent with fewer weighted average shares outstanding.

         Revenues for the first three months of 1996 were $416.6 million, an increase of 3.8 percent from $401.6 million in the first quarter of 1995. Advertising revenues were essentially even with the prior year. Circulation and subscriber revenues increased 7.9 percent, and other revenues increased
14.4 percent from 1995. The broadcast division, cable division, and other businesses reported strong gains in revenue in the first quarter of 1996 compared to the same period last year.

         Costs and expenses for the first quarter of 1996 increased 6.8 percent to $366.4 million , from $343.2 million in the first quarter of 1995.
Operating expenses and selling, general and administrative expenses increased
9.6 percent and 2.8 percent, respectively, over the same period last year.  A
29.7 percent increase in newsprint expense for the company had a significant negative impact on operating results versus last year. The remainder of the increase in expenses reflects normal growth in operating expenses and the effect of certain acquisitions described below.

         In the first quarter of 1996 operating income was $50.2 million compared to $58.3 million in 1995. The decline resulted from weakness in the company's print businesses, primarily due to increased newsprint expense, offset by strong performances in the broadcast and cable divisions.

NEWSPAPER DIVISION. At the newspaper division, revenues were essentially even with the first quarter of 1995. Advertising revenues for the division declined
1.1 percent. Retail lineage at The Post was down 16.2 percent; weak market conditions continue to affect the real estate and other retail categories. Classified lineage declined 5.9 percent from the first quarter of 1995 despite strong results for recruitment advertising. General lineage improved 5.9 percent and preprint volume declined 1 percent. Circulation revenues increased 1.3 percent for the division compared to the first quarter of 1995. Daily and Sunday circulation at The Post were both down
1.7 percent compared to the first quarter of last year.

BROADCAST DIVISION. Revenues at the broadcast division increased 5.5 percent over the first quarter of 1995. Local advertising revenues increased 8.1 percent and national advertising revenues rose 1.0 percent in the first quarter of 1996 compared to the same period last year. Network compensation increased
9.9 percent in the first three months of 1996, resulting from the renegotiation of certain network affiliation contracts.

MAGAZINE DIVISION. Newsweek revenues in the first quarter of 1996 declined 1.8 percent. Advertising revenues fell 4.8 percent due to lower advertising volume at both the domestic and international divisions. Circulation revenues increased 1.2 percent.

CABLE DIVISION. At the cable division, first quarter revenues were 17.4 percent higher than in the comparable period in 1995. Higher subscriber levels, resulting mainly from recent acquisitions, as well as higher rates accounted for the increase. At the end of the quarter, there were approximately 560,000 basic subscribers.

OTHER BUSINESSES. In the first quarter of 1996, revenues from other businesses, principally PASS Sports, Legi-Slate, Digital Ink, and MLJ (Moffet, Larson & Johnson) increased 13.4 percent. The improvement was due mainly to significant improvement at MLJ resulting from increased demand for engineering services by the wireless communications industry.

EQUITY IN EARNINGS AND LOSSES OF AFFILIATES. The company's equity in earnings of affiliates in the first three months was $7.4 million compared $0.8 million in 1995. The improvement was due to better results at the company's affiliated newsprint mills, which are benefiting from higher newsprint prices.

NON-OPERATING ITEMS. Interest income, net of interest expense, declined to $0.1 million, compared with $0.9 million in the first quarter of 1995 reflecting lower invested balances.

         Other income in the first quarter of 1996 was $2.9 million compared with $14.4 million in the same period last year. The 1995 amount includes the gain resulting from the sale of substantially all of the company's interest in American PCS, L.P. in January 1995.

INCOME TAXES. The effective tax rate in 1996 decreased to 39 percent, from 41 percent in 1995.

FINANCIAL CONDITION:  CAPITAL RESOURCES AND LIQUIDITY

         During the first quarter 1996 the company purchased two businesses for approximately $60 million, a cable system in Texarkana serving about 24,000 subscribers and a commercial printing operation located in the Maryland suburbs of Washington, D.C. The company also acquired a cable system in Columbus, Mississippi, serving about 15,700 subscribers for approximately $23 million consisting of cash and shares of non-convertible, redeemable preferred stock of the company. The company has also reached agreements in principle to purchase cable systems serving 41,000 subscribers in two states for approximately $70 million, and to exchange the assets of certain cable systems with Tele-Communications, Inc. (TCI). According to the terms of the TCI agreement, the exchange will result in an aggregate increase of about 23,000 subscribers for the company. These transactions are expected to be completed before the end of 1996.

         In January 1996 the company established a five-year, $300 million revolving credit facility with a group of banks to provide for general corporate purposes and support the issuance of short-term promissory notes. In March 1996, the company retired its European Currency Notes for $50.2 million.

         As of the end of 1995, the company had repurchased approximately 235,000 shares of the one million Class B shares authorized for repurchase by the Board of Directors in January 1995. In the first quarter of 1996, the company repurchased 20,335 shares of its Class B common stock for approximately $5.7 million. Approximately 745,000 Class B common shares remain to be repurchased under the January 1995 authorization.

         The company has experienced no other significant changes in its financial condition since the end of 1995.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's May 9, 1996, Annual Meeting of Stockholders, the stockholders elected each of the nominees to its Board of Directors named in the Company's proxy statement dated March 29, 1996. The voting results are set forth below:

                               Class A Directors

                                                                Votes              Votes             Broker
                 Nominee                                         For             Withheld           Non-Votes
                 -------                                        -----            --------           ---------
         Warren E. Buffett                                    1,804,250            -0-                 -0-
         Martin Cohen                                         1,804,250            -0-                 -0-
         George J. Gillespie III                              1,804,250            -0-                 -0-
         Donald E. Graham                                     1,804,250            -0-                 -0-
         Katharine Graham                                     1,804,250            -0-                 -0-
         William J. Ruane                                     1,804,250            -0-                 -0-
         Richard D. Simmons                                   1,804,250            -0-                 -0-
         Alan G. Spoon                                        1,804,250            -0-                 -0-
         George W. Wilson                                     1,804,250            -0-                 -0-

                               Class B Directors

                                                                Votes              Votes             Broker
                 Nominee                                         For             Withheld           Non-Votes
                 -------                                        -----            --------           ---------
         Daniel B. Burke                                      7,920,730           95,439               -0-
         James E. Burke                                       7,921,202           94,967               -0-
         Ralph E. Gomory                                      7,920,902           95,267               -0-
         Donald R. Keough                                     7,920,830           95,339               -0-
         Barbara Scott Preiskel                               7,920,329           95,840               -0-

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a)     The following documents are filed as exhibits to this report:


      EXHIBIT
      NUMBER                               DESCRIPTION
         10.1             The Washington Post Company Annual
                          Incentive Compensation Plan as amended
                          and restated effective June 30, 1995.

         10.2             The Washington Post Company Long-Term
                          Incentive Compensation Plan as amended
                          and restated effective June 30, 1995.

         10.3             The Washington Post Company Stock Option
                          Plan as amended and restated through
                          June 29, 1995.

         11               Calculation of Earnings per Share of Common
                          Stock.

         27               Financial Data Schedule (Electronic Filing Only).


         (b) No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         THE WASHINGTON POST COMPANY
                                                 (Registrant)



Date:  May 15, 1996                         /s/ Donald E. Graham
       ------------                 ------------------------------------
                                         Donald E. Graham, Chairman &
                                           Chief Executive Officer
                                        (Principal Executive Officer)




Date:  May 15, 1996                         /s/ John B. Morse, Jr.
       ------------               ------------------------------------------
                                  John B. Morse, Jr., Vice President-Finance
                                        (Principal Financial Officer)