Form 10-Q
period 1996-06-30
WASHINGTON POST CO
filed 1996-08-14
CIK 104889

                      This report (including all exhibits)
                 consists of a total of 14 pages, of which this
              page is number 1.  The exhibit index is on page 12.


                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarterly
Period Ended       June 30, 1996   Commission File Number 1-6714
            --------------------------------------------------------------------


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

         Shares outstanding at August 5, 1996:

                 Class A Common Stock              1,804,250 Shares
                 Class B Common Stock              9,149,783 Shares

                          THE WASHINGTON POST COMPANY

                               INDEX TO FORM 10-Q



                                                                          PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of Income
               (Unaudited) for the Thirteen and Twenty-six
               Weeks Ended June 30, 1996 and
               July 2, 1995 . . . . . . . . . . . . . . . . . . . . . . . .  3

          Condensed Consolidated Balance Sheets (Unaudited)
               at June 30, 1996 and December 31, 1995 . . . . . . . . . . .  4

          Condensed Consolidated Statements of Cash Flows
               (Unaudited) for the Twenty-six Weeks Ended
               June 30, 1996 and July 2, 1995 . . . . . . . . . . . . . . .  5

          Notes to Condensed Consolidated Financial Statements
               (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 2.   Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . . .  7

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . 12

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Exhibit 11

Exhibit 27 (Electronic Filing Only)

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

The Washington Post Company
Consolidated Statements of Income (Unaudited)

                                                                Thirteen Weeks Ended             Twenty-six Weeks Ended
                                                              -------------------------         ------------------------
                                                               June 30,         July 2,          June 30,        July 2,
(In thousands, except per share amounts)                        1996             1995             1996            1995
                                                              --------         --------         --------        --------
Operating revenues
  Advertising                                                 $310,459         $284,954         $563,266        $537,163
  Circulation and subscriber                                   121,488          114,079          238,559         222,546
  Other                                                         40,905           37,961           87,646          78,836
                                                               -------          -------          -------         -------

                                                               472,852          436,994          889,471         838,545
                                                               -------          -------          -------         -------
Operating costs and expenses
  Operating                                                    253,639          226,879          496,121         448,037
  Selling, general and administrative                          100,562          106,053          201,354         204,066
  Depreciation and amortization of
    property, plant and equipment                               16,004           16,370           32,164          32,744
  Amortization of goodwill and other
    intangibles                                                  7,162            8,956           14,147          16,629
                                                               -------          -------          -------         -------
                                                               377,367          358,258          743,786         701,476
                                                               -------          -------          -------         -------
Income from operations                                          95,485           78,736          145,685         137,069

Other income (expense)
  Equity in earnings of affiliates                               7,807            8,858           15,160           9,630
  Interest income                                                1,175            2,032            2,399           4,366
  Interest expense                                                (139)          (1,368)          (1,222)         (2,799)
  Other                                                           (689)            (869)           2,178          13,526
                                                               -------          -------          -------         -------

Income before income taxes                                     103,639           87,389          164,200         161,792
                                                               -------          -------          -------         -------

Provision for income taxes
  Current                                                       39,243           35,844           61,586          64,343
  Deferred                                                       1,178               31            2,454           2,037
                                                               -------          -------          -------         -------
                                                                40,421           35,875           64,040          66,380
                                                               -------          -------          -------         -------

Net income                                                      63,218           51,514          100,160          95,412

Redeemable preferred stock dividends                                --               --             (202)             --

Net income available for common stock                          $63,218          $51,514          $99,958         $95,412
                                                                ======           ======           ======          ======

Earnings per common share                                     $   5.76         $   4.65         $   9.09        $   8.56
                                                               =======          =======          =======         =======

Dividends declared per common share                                 --               --          $  2.30         $  2.20
                                                               =======          =======          =======          ======

Average number of common shares outstanding                     10,970           11,084           10,998          11,152

The Washington Post Company
Consolidated Balance Sheets (Unaudited)

                                                                               June 30,             December 31,
(In thousands)                                                                   1996                   1995
                                                                               --------             ------------
Assets

Current assets
   Cash and cash equivalents                                                     $  101,664            $  146,901
   Marketable securities                                                                 --                12,756
   Accounts receivable, less estimated returns,
      doubtful accounts and allowances                                              232,468               200,698
   Inventories                                                                       24,531                26,766
   Other current assets                                                              22,221                19,449
                                                                                  ---------             ---------
                                                                                    380,884               406,570

Investments in affiliates                                                           198,683               189,053

Property, plant and equipment
   Buildings                                                                        197,859               190,543
   Machinery, equipment and fixtures                                                692,243               664,403
   Leasehold improvements                                                            34,326                33,805
                                                                                  ---------             ---------
                                                                                    924,428               888,751
   Less accumulated depreciation and amortization                                  (566,918)             (535,691)
                                                                                  ---------             ---------
                                                                                    357,510               353,060
   Land                                                                              34,350                32,513
   Construction in progress                                                          78,259                71,786
                                                                                  ---------             ---------
                                                                                    470,119               457,359
Goodwill and other intangibles,
   less accumulated amortization                                                    522,488               472,291

Deferred charges and other assets                                                   213,495               207,620
                                                                                  ---------             ---------
                                                                                 $1,785,669            $1,732,893
                                                                                  =========             =========
Liabilities and Shareholders' Equity

Current liabilities
   Accounts payable and accrued liabilities                                      $  191,982            $  172,004
   Federal and state income taxes                                                     2,900                 3,494
   Deferred subscription revenue                                                     81,594                82,457
   Current portion of long-term debt                                                     --                50,222
                                                                                  ---------             ---------
                                                                                    276,476               308,177

Other liabilities                                                                   213,926               205,869

Deferred income taxes                                                                37,037                34,643
                                                                                  ---------             ---------
                                                                                    527,439               548,689

Redeemable preferred stock                                                           11,947                    --

Common shareholders' equity
   Common stock                                                                      20,000                20,000
   Capital in excess of par value                                                    25,382                24,941
   Retained earnings                                                              1,907,385             1,832,706
   Unrealized gain on available-for-sale
      securities                                                                      3,138                 3,224
   Cumulative foreign currency translation
      adjustment                                                                      5,364                 5,537
   Cost of Class B common stock held in Treasury                                   (714,986)             (702,204)
                                                                                  ---------             ---------
                                                                                  1,246,283             1,184,204
                                                                                  ---------             ---------
                                                                                 $1,785,669            $1,732,893
                                                                                  =========             =========

The Washington Post Company
Consolidated Statements of Cash Flows (Unaudited)

                                                                                     Twenty-six Weeks Ended
                                                                                  ----------------------------
                                                                                   June 30,           July 2,
(In thousands)                                                                       1996               1995
                                                                                   --------           --------
Cash flows from operating activities:
   Net income                                                                      $100,160           $ 95,412
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation and amortization of property, plant
      and equipment                                                                  32,164             32,744
   Amortization of goodwill and other intangibles                                    14,147             16,629
   Gain from sale of business                                                        (3,112)           (14,253)
   (Decrease) increase in income taxes payable                                         (594)            10,419
   Provision for deferred income taxes                                                2,454              2,037
   Equity in earnings of affiliates, net of
      distributions                                                                  (9,803)            (8,501)
   Change in assets and liabilities:
      (Increase) in accounts receivable, net                                        (31,770)           (19,025)
      Decrease (increase) in inventories                                              2,235             (4,966)
      Increase (decrease) in accounts payable and
        accrued liabilities                                                          24,125               (610)
   (Increase) in other assets and other
      liabilities, net                                                              (12,960)            (2,595)
   Other                                                                              3,411              3,771
                                                                                    -------            -------

         Net cash provided by operating activities                                  120,457            111,062

Cash flows from investing activities:
   Net proceeds from sale of business                                                 3,517             32,743
   Purchases of property, plant and equipment                                       (16,197)           (81,971)
   Purchases of marketable securities                                                    --            (43,116)
   Proceeds from sales of marketable securities                                      12,821             58,498
   Investments in certain businesses                                                (89,471)                --
   Other                                                                                332                 85
                                                                                    -------            -------

         Net cash (used) by investing activities                                    (88,998)           (33,761)

Cash flows from financing activities:
   Principal payments on debt                                                       (50,209)                --
   Issuance of redeemable preferred stock                                            11,947                 --
   Dividends paid                                                                   (25,482)           (24,680)
   Common shares repurchased                                                        (12,952)           (79,580)
                                                                                    -------            -------

      Net cash (used) by financing activities                                       (76,696)          (104,260)
                                                                                    -------            -------

Net (decrease) in cash and cash equivalents                                         (45,237)           (26,959)

Beginning cash and cash equivalents                                                 146,901            117,269
                                                                                    -------            -------

Ending cash and cash equivalents                                                   $101,664           $ 90,310
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

Note 2: Summarized combined (unaudited) results of operations for the second quarter and year-to-date of 1996 and 1995 for the company's affiliates are as follows (in thousands):

                                                            Second Quarter                        Year-to-Date
                                                      --------------------------           -----------------------------
                                                        1996            1995                 1996                 1995
                                                      ---------       ---------            ----------           --------
Operating revenues                                     $236,430         $229,850            $471,903            $430,660
Operating income                                         27,655           31,427              65,057              46,841
Net income                                               19,851           19,909              47,224              27,679

Note 3: In the first quarter of 1996 the company purchased two businesses for approximately $60 million, a cable system in Texarkana serving about 24,000 subscribers and a commercial printing operation located in the Maryland suburbs of Washington, D.C. In the first quarter of 1996 the company also acquired a cable system in Columbus, Mississippi, serving about 15,700 subscribers for approximately $23 million consisting of cash and non-convertible, redeemable preferred stock of the company.

    The redeemable preferred stock issued in conjunction with the Columbus cable acquisition has a par value of $1.00 per share, and a redemption price and liquidation preference of $1,000 per share. Dividends are payable four times each year at the rate of $20 per share. Shares of the redeemable preferred stock are redeemable by the company at any time on or after October 1, 2015. In addition, holders of such stock have a right to require the company to purchase their shares at the redemption price during an annual 60-day election period, with the first such period beginning on February 23, 2001.

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

Note 5: During the first six months of 1996 the company repurchased 45,315 shares of its Class B common stock at a cost of $13.0 million.

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

         SECOND QUARTER COMPARISONS

         Net income for the second quarter of 1996 was $63.2 million, an increase of 23 percent from net income of $51.5 million in the second quarter last year. Earnings per share increased 24 percent to $5.76 per share, from $4.65 per share in the second quarter of 1995, with a smaller number of shares outstanding.

         Revenues for the second quarter of 1996 rose 8 percent to $472.9 million, from $437.0 million in the same period last year. Advertising revenues rose 9 percent and circulation and subscriber revenues increased 7 percent. Other revenues increased 8 percent over the second quarter of 1995. All divisions posted higher revenues in the second quarter this year. The magazine division had exceptionally strong gains resulting from increased advertising page volume as well as higher advertising revenue realized per page.

         Costs and expenses for the second quarter of 1996 increased 5 percent to $377.4 million, from $358.3 million in the second quarter of 1995.
Operating expenses increased 12 percent, while selling, general and administrative expenses decreased 5 percent. Depreciation expense decreased 2 percent compared to the second quarter of 1995. Amortization expense for the second quarter of 1996 decreased 20 percent as 1995 amortization included expense related to the operations of Mammoth Micro Productions which was written off in September 1995. A 16 percent higher newsprint expense accounted for about a fourth of the net increase in total costs and expenses. The remainder of the net increase relates primarily to additional expenses associated with newly acquired businesses as well as normal increases in the cost of operations.

         In the second quarter of 1996 operating income rose to $95.5 million, a 21 percent increase over $78.7 million in 1995.

NEWSPAPER DIVISION. At the newspaper division revenues increased 4 percent in the second quarter of 1996. Although advertising volume at The Washington Post fell 5 percent, advertising revenues for the division rose 3 percent for the quarter due mainly to rate increases for retail and classified advertising. Classified volume at the Post increased 2 percent in the quarter, as recruitment advertising volume remained strong. Retail lineage was down 13 percent, and general lineage declined 4 percent compared with the same period last year. Preprint volume decreased 2 percent versus the second quarter of 1995. Circulation revenues for the division increased 2 percent compared with the same period last year.

BROADCAST DIVISION. Revenues at the broadcast division increased 5 percent in the second quarter of 1996. Local advertising revenues increased 10 percent and national advertising revenues rose 6 percent over the second quarter of 1995. Network compensation increased 20 percent over the comparable period last year.

MAGAZINE DIVISION. Newsweek revenues in the second quarter of 1996 increased 16 percent. Advertising revenues rose 31 percent, primarily due to increased advertising page volume combined with higher net advertising revenue realized per page. Circulation revenues declined 2 percent. In the second quarter Newsweek published the same number of weekly issues (13) as in 1995; 1995 also included one special newsstand-only issue.

CABLE DIVISION. At the cable division, second quarter 1996 revenues were 17 percent higher than 1995. Higher subscriber levels, resulting mainly from recent acquisitions, as well as higher rates accounted for the increase. At the end of the second quarter, the number of basic subscribers totaled approximately 560,000, 11 percent higher than at the same time last year.

OTHER BUSINESSES. In the second quarter of 1996, revenues from other businesses -- principally Kaplan Educational Centers, PASS Sports, Legi-Slate, Digital Ink, and MLJ (Moffet, Larson & Johnson) -- increased 7 percent over the prior year. At MLJ, increased demand for engineering services to the expanding PCS industry generated a 33 percent jump in revenues.

EQUITY IN EARNINGS AND LOSSES OF AFFILIATES. The company's equity in earnings of affiliates in the second quarter of 1996 was $7.8 million, compared with $8.9 million in the second quarter of 1995.

NON-OPERATING ITEMS. Interest income, net of interest expense, was $1.0 million for the second quarter of 1996, compared to $0.6 million in 1995.

INCOME TAXES. The effective tax rate in the second quarter of 1996 decreased to 39 percent, from 41 percent in 1995.

         SIX MONTH COMPARISONS

         Net income for the first six months of 1996 was $100.2 million ($9.09 per share), compared with net income of $95.4 million ($8.56 per share) in the first half of 1995. The company's net income for the first half of 1995 includes $8.4 million ($0.75 per share) from the sale, at its original cost, of substantially all of the company's investment in American PCS, L.P. Excluding the effect of the sale, net income increased $13.2 million, or 15 percent, in the first six months of 1996.

         Revenues for the first half of 1996 increased 6 percent to $889.5 million, from $838.5 million in the comparable period last year. Advertising revenues increased 5 percent, circulation and subscriber revenues increased 7 percent and other revenues increased 11 percent.

         Costs and expenses increased 6 percent during the first half of 1996 to $743.8 million, from $701.5 million in the corresponding period of 1995. Operating expenses increased 11 percent and selling, general and administrative expenses decreased 1 percent. Depreciation expense decreased 2 percent. Amortization expense for the first half of 1996 decreased 15 percent as the 1995 amortization includes expense related to the operations of Mammoth Micro Productions which was written off in September 1995. A 23 percent higher newsprint expense accounted for about one-third of the net increase in total costs and expenses. The remainder of the net increase relates primarily to additional expenses associated with newly acquired businesses as well as normal growth in the cost of operations.

         In the first half of 1996 operating income rose to $145.7 million, an increase of 6 percent over $137.1 million in the same period last year.

NEWSPAPER DIVISION. Newspaper division revenues were up 2 percent in the first half of 1996 over the comparable period of 1995. Although advertising volume at The Washington Post fell 8 percent, advertising revenues for the division rose 1 percent in the period due mainly to the growth in volume and rates realized in recruitment advertising. Circulation revenues for the division increased 2 percent compared with the first half of 1995. Both daily and Sunday circulation at The Post declined 1 percent from the prior year.

BROADCAST DIVISION. Revenues at the broadcast division increased 5 percent over the first six months of 1995. In the first half of 1996 local advertising rose 9 percent, national advertising revenues increased 4 percent and network compensation increased 15 percent.

MAGAZINE DIVISION. At Newsweek revenues increased 8 percent in the first half of 1996. A major contributor to the improvement was a 15 percent increase in advertising revenues, which resulted primarily from higher advertising page volume, combined with higher net advertising revenue realized per page. In the first six months of 1996, circulation revenues declined 1 percent, primarily due to the publication of one less issue in 1996.

CABLE DIVISION. Cable division revenues increased 17 percent in the first half of 1996. Subscriber revenues grew 18 percent in the first six months of 1996 due to an increase of 11 percent in the number of basic subscribers, resulting mainly from recent acquisitions, as well as higher rates.

OTHER BUSINESSES. At the company's other businesses, revenues rose 10 percent in the first half of 1996. At MLJ, increased demand for engineering services to the expanding PCS industry generated a 72 percent increase in revenues.

EQUITY IN EARNINGS AND LOSSES OF AFFILIATES. The company's equity in earnings of affiliates during the first half of 1996 was income of $15.2 million, compared with $9.6 million in the first six months of 1995. Improved results from the company's newsprint mill affiliates were the major contributors to the increase.

NON-OPERATING ITEMS. Interest income, net of interest expense, was $1.2 million in the first six months of 1996, compared to $1.6 million in 1995.

         Other income in the first half of 1996 was $2.2 million, compared with $13.5 million in the comparable period of 1995. The 1995 amount includes the gain resulting from the sale of substantially all of the company's interest in American PCS, L.P. in January 1995.

INCOME TAXES. The effective tax rate in 1996 decreased to 39 percent, from 41 percent in 1995.


FINANCIAL CONDITION:  CAPITAL RESOURCES AND LIQUIDITY

         During the first half 1996 the company purchased two businesses for approximately $60 million, a cable system in Texarkana serving about 24,000 subscribers and a commercial printing operation located in the Maryland suburbs of Washington, D.C. The company also acquired a cable system in Columbus, Mississippi, serving about 15,700 subscribers for approximately $23 million consisting of cash and shares of non-convertible, redeemable preferred stock of the company. The company has also reached agreements in principle to purchase cable systems serving 41,000 subscribers in two states for approximately $70 million, and to exchange the assets of certain cable systems with Tele-Communications, Inc. (TCI). According to the terms of the TCI agreements, the exchanges will result in an aggregate increase of about 28,000 subscribers for the company. These transactions are expected to be completed before the end of 1996.

         In January 1996 the company established a five-year, $300 million revolving credit facility with a group of banks to provide for general corporate purposes and support the issuance of short-term promissory notes. The company has yet to draw on this facility in 1996. In March 1996, the company retired its European Currency Notes for $50.2 million.

         As of the end of 1995, the company had repurchased approximately 235,000 shares of the one million Class B shares authorized for repurchase by the Board of Directors in January 1995. In the first half of 1996, the company repurchased 45,315 shares of its Class B common stock for approximately $13.0 million. Approximately 720,000 Class B common shares remain to be repurchased under the January 1995 authorization.

         The company has experienced no other significant changes in its financial condition since the end of 1995.

PART II - OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.


         (a)  The following document is filed as an exhibit to this report:


EXHIBIT
NUMBER                            DESCRIPTION

   11            Calculation of Earnings Per Share of
                 Common Stock

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

                                THE WASHINGTON POST COMPANY
                                        (Registrant)



Date:  August 14, 1996               /s/ Donald E. Graham
       ---------------          -------------------------------
                                 Donald E. Graham, Chairman &
                                 Chief Executive Officer
                                (Principal Executive Officer)




Date:  August 14, 1996             /s/ John B. Morse, Jr.
       ---------------          -------------------------------
                                John B. Morse, Jr., Vice President-Finance
                                  (Principal Financial Officer)