Form 10-Q
period 1996-09-29
WASHINGTON POST CO
filed 1996-11-13
CIK 104889

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarterly
Period Ended       September 29, 1996   Commission File Number 1-6714
            -----------------------------------------------------------

                             THE WASHINGTON POST COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                     Delaware                                            53-0182885
----------------------------------------------------------------------------------------------------
         (State or other jurisdiction of                                 (I.R.S. Employer
         incorporation or organization)                                  Identification No.)


   1150 15th Street, N.W.                 Washington, D.C.                      20071
-----------------------------------------------------------------------------------------------------
         (Address of principal executive offices)                            (Zip Code)


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

         Shares outstanding at November 1, 1996:

                 Class A Common Stock              1,804,250 Shares
                 Class B Common Stock              9,126,092 Shares

                          THE WASHINGTON POST COMPANY

                               INDEX TO FORM 10-Q

                                                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Statements of Income
                  (Unaudited) for the Thirteen and Thirty-nine
                  Weeks Ended September 29, 1996 and
                  October 1, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

         Condensed Consolidated Balance Sheets (Unaudited)
                  at September 29, 1996 and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . .   4

         Condensed Consolidated Statements of Cash Flows
                  (Unaudited) for the Thirty-nine Weeks Ended
                  September 29, 1996 and October 1, 1995  . . . . . . . . . . . . . . . . . . . . . . . . .   5

         Notes to Condensed Consolidated Financial Statements
                  (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

Item 2.  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition  . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Exhibit 10

Exhibit 11

Exhibit 27 (Electronic Filing Only)

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

The Washington Post Company
Consolidated Statements of Income (Unaudited)

                                                               Thirteen Weeks Ended              Thirty-nine Weeks Ended
                                                            ---------------------------       ----------------------------
                                                              Sep. 29,          Oct. 1,         Sep. 29,           Oct. 1,
(In thousands, except per share amounts)                        1996             1995             1996              1995
                                                            ----------       ----------       ----------        ----------
Operating revenues
  Advertising                                                $ 274,719        $ 250,011       $  837,986       $  787,175
  Circulation and subscriber                                   124,916          113,355          363,475          335,900
  Other                                                         60,691           54,553          148,336          133,389
                                                              --------         --------        ---------        ---------

                                                               460,326          417,919        1,349,797        1,256,464
                                                              --------         --------        ---------        ---------
Operating costs and expenses
  Operating                                                    245,763          240,912          741,885          688,949
  Selling, general and administrative                          103,937           96,606          305,290          300,672
  Depreciation and amortization of
    property, plant and equipment                               15,979           16,379           48,143           49,123
  Amortization of goodwill and other
    intangibles                                                  7,427            8,315           21,575           24,944
                                                              --------         --------        ---------        ---------
                                                               373,106          362,212        1,116,893        1,063,688
                                                              --------         --------        ---------        ---------
Income from operations                                          87,220           55,707          232,904          192,776

Other income (expense)
  Equity in earnings of affiliates                               2,537            6,268           17,697           15,898
  Interest income                                                1,358            1,860            3,757            6,226
  Interest expense                                                (168)          (1,388)          (1,390)          (4,187)
  Other                                                            (53)             716            2,126           14,242
                                                              --------         --------        ---------        ---------

Income before income taxes                                      90,894           63,163          255,094          224,955
                                                              --------         --------        ---------        ---------

Provision for income taxes
  Current                                                       35,128           32,134           96,714           96,477
  Deferred                                                         375          (10,764)           2,829           (8,727)
                                                              --------         --------        ---------        ---------
                                                                35,503           21,370           99,543           87,750
                                                              --------         --------        ---------        ---------

Net income                                                      55,391           41,793          155,551          137,205

Redeemable preferred stock dividends                              (478)               -             (680)               -
                                                              --------         --------        ---------        ---------

Net income available for common shares                       $  54,913        $  41,793       $  154,871       $  137,205
                                                              ========         ========        =========        =========

Earnings per common share                                    $    5.00        $    3.79       $    14.09       $    12.35
                                                              ========         ========        =========        =========

Dividends declared per common share                          $    2.30        $    2.20       $     4.60       $     4.40
                                                              ========         ========        =========        =========

Average number of common shares outstanding                     10,975           11,019           10,990           11,108

The Washington Post Company
Consolidated Balance Sheets (Unaudited)

                                                                               September 29,        December 31,
(In thousands)                                                                     1996                 1995
                                                                               --------------       --------------
Assets

Current assets
   Cash and cash equivalents                                                     $  101,010           $  146,901
   Marketable securities                                                                --                12,756
   Accounts receivable, less estimated returns,
      doubtful accounts and allowances                                              221,385              200,698
   Inventories                                                                       23,207               26,766
   Other current assets                                                              42,343               19,449
                                                                                  ---------            ---------
                                                                                    387,945              406,570

Investments in affiliates                                                           199,550              189,053

Property, plant and equipment
   Buildings                                                                        197,891              190,543
   Machinery, equipment and fixtures                                                713,144              664,403
   Leasehold improvements                                                            34,377               33,805
                                                                                  ---------            ---------
                                                                                    945,412              888,751
   Less accumulated depreciation and amortization                                  (581,698)            (535,691)
                                                                                  ---------            ---------
                                                                                    363,714              353,060
   Land                                                                              34,350               32,513
   Construction in progress                                                         101,534               71,786
                                                                                  ---------            ---------
                                                                                    499,598              457,359
Goodwill and other intangibles,
   less accumulated amortization                                                    542,173              472,291

Deferred charges and other assets                                                   226,064              207,620
                                                                                  ---------            ---------
                                                                                 $1,855,330           $1,732,893
                                                                                  =========            =========
Liabilities and Shareholders' Equity

Current liabilities
   Accounts payable and accrued liabilities                                      $  218,377           $  172,004
   Federal and state income taxes                                                     6,004                3,494
   Deferred subscription revenue                                                     77,476               82,457
   Current portion of long-term debt                                                    --                50,222
   Dividends declared                                                                12,847                   --
                                                                                  ---------            ---------
                                                                                    314,704              308,177

Other liabilities                                                                   219,233              205,869

Deferred income taxes                                                                37,232               34,643
                                                                                  ---------            ---------
                                                                                    571,169              548,689

Redeemable preferred stock                                                           11,947                   --

Common shareholders' equity
   Common stock                                                                      20,000               20,000
   Capital in excess of par value                                                    25,530               24,941
   Retained earnings                                                              1,937,082            1,832,706
   Unrealized gain on available-for-sale
      securities                                                                      2,880                3,224
   Cumulative foreign currency translation
      adjustment                                                                      5,366                5,537
   Cost of Class B common stock held in Treasury                                   (718,644)            (702,204)
                                                                                  ---------            ---------
                                                                                  1,272,214            1,184,204
                                                                                  ---------            ---------
                                                                                 $1,855,330           $1,732,893
                                                                                  =========            =========

The Washington Post Company
Consolidated Statements of Cash Flows (Unaudited)

                                                                                    Thirty-nine Weeks Ended
                                                                                --------------------------------
                                                                                  September 29,       October 1,
(In thousands)                                                                         1996              1995
                                                                                ----------------      ----------
Cash flows from operating activities:
   Net income                                                                         $ 155,551     $  137,205
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation and amortization of property, plant
      and equipment                                                                      48,143         49,123
   Amortization of goodwill and other intangibles                                        21,575         24,944
   Gain from disposition of businesses, net                                              (3,112)        (1,341)
   Increase in income taxes payable                                                       2,510          1,207
   Provision for deferred income taxes                                                    2,829         (8,727)
   Equity in earnings of affiliates, net of distributions                               (10,667)       (11,710)
   Change in assets and liabilities:
   (Increase) in accounts receivable                                                    (20,687)       (11,848)
   Decrease (increase) in inventories                                                     3,559        (11,314)
   Increase in accounts payable and accrued
      liabilities                                                                        50,521         17,628
   Other                                                                                (33,253)       (11,121)
                                                                                        -------         -------

      Net cash provided by operating activities                                         216,969        174,046
                                                                                        -------        -------

Cash flows from investing activities:
   Net proceeds from sale of business                                                     3,517         32,743
   Purchases of property, plant and equipment                                           (43,312)      (106,311)
   Purchases of marketable securities                                                        --        (51,116)
   Proceeds from sales of marketable securities                                          12,821         67,453
   Investments in certain businesses                                                   (143,083)        (1,568)
   Other                                                                                    482            116
                                                                                        -------        --------

      Net cash (used) by investing activities                                          (169,575)       (58,683)
                                                                                        -------        -------

Cash flows from financing activities:
   Principal payments on debt                                                           (50,209)           --
   Issuance of redeemable preferred stock                                                11,947            --
   Dividends paid                                                                       (38,328)       (36,783)
   Common shares repurchased                                                            (16,695)       (89,584)
                                                                                        -------        -------

      Net cash (used) by financing activities                                           (93,285)      (126,367)
                                                                                        -------        -------

Net (decrease) in cash and cash equivalents                                             (45,891)       (11,004)

Beginning cash and cash equivalents                                                     146,901        117,269
                                                                                        -------        -------

Ending cash and cash equivalents                                                      $ 101,010     $  106,265
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

Note 2: Summarized combined (unaudited) results of operations for the third quarter and year-to-date of 1996 and 1995 for the company's affiliates are as follows (in thousands):

                                                              Third Quarter                  Year-to-Date
                                                       -------------------------        --------------------------
                                                         1996           1995              1996              1995
                                                       ---------      ----------        ---------        ---------
Operating revenues                                     $226,310         $229,936         $698,214         $660,596
Operating income                                         20,106           30,427           85,163           77,268
Net income                                               11,947           18,813           59,171           46,492

Note 3: In the first quarter of 1996 the company purchased two businesses for approximately $60 million, a cable system in Texarkana, Arkansas-Texas, serving about 24,000 subscribers and a commercial printing operation located in the Maryland suburbs of Washington, D.C. In the first quarter of 1996 the company also acquired a cable system in Columbus, Mississippi, serving about 15,700 subscribers for approximately $23 million consisting of cash and non-convertible, redeemable preferred stock of the company.

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

    In the third quarter of 1996 the company acquired two businesses for approximately $51 million, a cable system in Prescott, Arizona, serving about 25,000 subscribers and the publisher of Washington Technology newspaper, located in the Virginia suburbs of Washington, D.C.

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

    In accordance with the provisions of FAS 123, the company has elected to continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and will provide pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense. The adoption of these standards did not have a material effect on the company's financial position or results of operations.

Note 5: During the first nine months of 1996 the company repurchased 57,215 shares of its Class B common stock at a cost of approximately $16.7 million.

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

         THIRD QUARTER COMPARISONS

         Net income for the third quarter of 1996 was $55.4 million ($5.00 per share), an increase of 33 percent from net income of $41.8 million ($3.79 per share) in the third quarter last year. The 1995 third quarter results included a one-time after-tax charge of $5.6 million ($0.51 per share) relating to a write-off of the company's investment in Mammoth Micro Productions. Excluding this one-time item, net income increased 17 percent and earnings per share rose 16 percent in the third quarter this year.

         Revenues for the third quarter of 1996 rose 10 percent to $460.3 million, from $417.9 million in the same period last year. Both advertising revenues and circulation and subscriber revenues increased 10 percent. Other revenues increased 11 percent. All divisions posted higher revenues in the third quarter this year.

         Costs and expenses for the third quarter of 1996 increased 3 percent to $373.1 million, from $362.2 million in the third quarter of 1995. Operating expenses and selling, general and administrative expenses increased 2 percent and 8 percent, respectively, compared with the third quarter last year. Depreciation expense decreased 2 percent from the third quarter of 1995. Amortization expense for the third quarter of 1996 decreased 11 percent as 1995 amortization included expense related to the operations of Mammoth Micro Productions which was written off in September 1995.

         Third quarter 1996 operating income was $87.2 million, a 57 percent increase from $55.7 million in 1995. Excluding the one-time charge described above, operating income rose 27 percent in the quarter with all divisions contributing to the increase.

NEWSPAPER DIVISION. At the newspaper division revenues rose 7 percent in the third quarter of 1996. Although advertising volume at The Washington Post fell 3 percent, advertising revenues for the division rose 5 percent for the quarter due mainly to rate increases for classified advertising at The Post.
Classified volume declined 1 percent compared to third quarter 1995 although recruitment advertising remained strong. Retail inches fell 6 percent and general advertisement volume improved 1 percent compared with the same period last year. Preprint volume increased 4 percent for the quarter. Circulation revenues for the division rose 2 percent compared to the third quarter of 1995.

BROADCAST DIVISION. Revenues at the broadcast division increased 14 percent over the third quarter of 1995. Local advertising revenues increased 19 percent and national advertising revenues rose 12 percent in the third quarter of 1996. About two-thirds of the total increase reflect Olympics related advertising. Network compensation increased 8 percent over the comparable period last year.

MAGAZINE DIVISION. Newsweek revenues in the third quarter of 1996 increased 12 percent. Advertising revenues rose 17 percent and circulation revenues were up 6 percent, primarily due to one additional published weekly edition in the third quarter of 1996.

CABLE DIVISION. At the cable division third quarter 1996 revenues were up 19 percent over 1995. Higher subscriber levels, resulting mainly from recent acquisitions, as well as higher rates accounted for the increase.

OTHER BUSINESSES. In the third quarter of 1996, revenues from other businesses, principally Kaplan Educational Centers (Kaplan), PASS Sports, Legi-Slate, Digital Ink and MLJ (Moffet, Larson, & Johnson) increased 4 percent.

EQUITY IN EARNINGS AND LOSSES OF AFFILIATES. The company's equity in earnings of affiliates in the third quarter of 1996 was income of $2.5 million, compared with income of $6.3 million in the third quarter of 1995. In the third quarter of 1996, declining newsprint prices had a negative impact on the results of the company's affiliate newsprint mills.

NON-OPERATING ITEMS. Interest income, net of interest expense, was $1.2 million, compared with $0.5 million in the same period last year.

INCOME TAXES. The effective income tax rate for the third quarter of 1996 increased to 39 percent from 34 percent in the third quarter of 1995. The 1995 effective tax rate included the recognition of certain tax benefits associated with the company's write-off of its investment in Mammoth Micro Productions.

         NINE MONTH COMPARISONS

         Net income for the first nine months of 1996 was $155.6 million ($14.09 per share), up from net income of $137.2 million ($12.35 per share) in the same period last year. The company's net income for the first nine months of 1995 included $8.4 million ($0.75 per share) from the sale of substantially all of the company's investment in American PCS, L.P., as well as the after-tax charge of $5.6 million ($0.51 per share) relating to the write-off of the company's investment in Mammoth Micro Productions. Excluding the effect of these one-time items, net income and earnings per share each rose 16 percent in the first nine months of 1996.

         Revenues for the first nine months of 1996 increased 7 percent to $1,349.8 million, from $1,256.5 million in the comparable period last year. Advertising revenues increased 7 percent, circulation and subscriber revenues rose 8 percent, and other revenues increased 11 percent.

         Total costs and expenses increased 5 percent during the first nine months of 1996 to $1,116.9 million, from $1,063.7 million in the corresponding period of 1995. Operating expenses increased 8 percent, and selling, general and administrative expenses increased 2 percent. Depreciation expense decreased 2 percent. Amortization expense for the first nine months of 1996 decreased 14 percent as the 1995 amortization included expenses related to the operations of Mammoth Micro Productions which was written off in September 1995. A 13 percent increase in newsprint expense accounted for about one-third of the increase in total costs and expenses. The remainder of the net increase relates primarily to additional expenses associated with newly acquired businesses as well as normal growth in the cost of operations.

         In the first three quarters of 1996 operating income rose to $232.9 million, a 21 percent increase over $192.8 million in the same period last year.

NEWSPAPER DIVISION. Newspaper division revenues were up 4 percent in the first three quarters of 1996 over the comparable period of 1995. Although advertising volume at The Washington Post fell 6 percent from 2,380,600 inches to 2,237,300 inches in the first nine months of 1996, advertising revenues for the division rose 2 percent in the period due mainly to the growth in volume and rates realized in recruitment advertising. Circulation revenues for the division increased 2 percent compared with the first three quarters of 1995. Both daily and Sunday circulation at the Post declined 1 percent from the prior year.

BROADCAST DIVISION. Revenues at the broadcast division increased 8 percent over the first nine months of 1995. In the first three quarters of 1996 local advertising revenues rose 12 percent, national advertising revenues increased 6 percent, and network compensation improved 13 percent.

MAGAZINE DIVISION. At Newsweek revenues increased 9 percent in the first three quarters of 1996. A major contributor to the improvement was a 16 percent increase in advertising revenues, which resulted primarily from higher advertising page volume and net advertising revenues realized per page at the domestic edition. In the first nine months of 1996, circulation revenues increased 2 percent. In the first three quarters of 1996 thirty-nine weekly issues were published versus thirty-eight weekly issues and one newsstand-only special issue in 1995.

CABLE DIVISION. Cable division revenues were up 18 percent in the first three quarters of 1996. Subscriber revenues increased 19 percent in the first nine months of 1996, principally due to an increase in the number of basic subscribers resulting from recent acquisitions, as well as higher rates. At the end of September 1996, cable operations had 587,000 basic subscribers compared to 511,000 basic subscribers at the same time last year.

OTHER BUSINESSES. At the company's other businesses, revenues rose 8 percent in the first three quarters of 1996. At MLJ, increased demand for engineering services to the expanding PCS industry generated a 30 percent increase in revenues.

EQUITY IN EARNINGS AND LOSSES OF AFFILIATES. The company's equity in earnings of affiliates during the first nine months of 1996 was income of $17.7 million, compared with income of $15.9 million in the first nine months of 1995.

NON-OPERATING ITEMS. Interest income, net of interest expense, was $2.4 million for the first three quarters of 1996 compared to $2.0 million in the same period of last year.

         Other income in the first three quarters of 1996 was $2.1 million, compared with $14.2 million in the comparable period of 1995. Other income in 1995 included the gain from the sale of substantially all of the company's interest in American PCS, L.P. in January 1995.

INCOME TAXES. The effective income tax rate for the first nine months of 1996 remained consistent at 39 percent with the same period last year.

FINANCIAL CONDITION:  CAPITAL RESOURCES AND LIQUIDITY

         In early 1996 the company purchased two businesses for approximately $60 million, a cable system in Texarkana, Arkansas-Texas, serving about 24,000 subscribers and a commercial printing operation located in the Maryland suburbs of Washington, D.C. The company also acquired a cable system in Columbus, Mississippi, serving about 15,700 subscribers for approximately $23 million consisting of cash and shares of non-convertible, redeemable preferred stock of the company. During the third quarter of 1996, the company purchased two businesses for approximately $51 million, a cable system in Prescott, Arizona, serving about 25,000 subscribers and the publisher of Washington Technology newspaper, located in the Virginia suburbs of Washington, D.C. The company has also reached agreements in principle to purchase cable systems serving 26,000 subscribers in two states for approximately $37 million, and to exchange the assets of certain cable systems with Tele-Communications, Inc.
(TCI). According to the terms of the TCI agreements, the exchanges will result in an aggregate increase of about 28,000 subscribers for the company. These transactions are expected to be completed during 1996 and early 1997.

         In January 1996 the company established a five-year, $300 million revolving credit facility with a group of banks to provide for general corporate purposes and support the issuance of short-term promissory notes. The company has yet to draw on this facility in 1996. In March 1996, the company retired its European Currency Notes for $50.2 million.

         As of the end of 1995, the company had repurchased approximately 235,000 shares of the one million Class B shares authorized for repurchase by the Board of Directors in January 1995. In the first nine months of 1996, the company repurchased 57,215 shares of its Class B common stock for approximately $16.7 million. Approximately 708,000 Class B common shares remain to be repurchased under the January 1995 authorization.

         The company has experienced no other significant changes in its financial condition since the end of 1995.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a)     The following documents are filed as exhibits to this report:


      EXHIBIT
      NUMBER                               DESCRIPTION

         10               The Washington Post Company Deferred
                          Compensation Plan as effective
                          November 15, 1996

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

                                 THE WASHINGTON POST COMPANY
                                      (Registrant)



Date:  November 13, 1996                        /s/ Donald E. Graham
       -----------------            ------------------------------------------
                                           Donald E. Graham, Chairman &
                                           Chief Executive Officer
                                          (Principal Executive Officer)




Date:  November 13, 1996                /s/ John B. Morse, Jr.
       -----------------       ------------------------------------------
                               John B. Morse, Jr., Vice President-Finance
                                  (Principal Financial Officer)