Form 10-K405
period 1996-12-29
WASHINGTON POST CO
filed 1997-03-24
CIK 104889

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549

                               -------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996

                         Commission file number 1-6714

                          THE WASHINGTON POST COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        Delaware                                              53-0182885
            (STATE OR OTHER JURISDICTION OF                                (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO)

         1150 15TH ST., N.W., WASHINGTON, D.C.                                   20071
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (202) 334-6000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                                                     NAME OF EACH EXCHANGE ON
                     TITLE OF EACH CLASS                                                 WHICH REGISTERED
                     -------------------                                               --------------------
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
                                               --------   -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of the Company's voting stock held by non-affiliates on February 28, 1997, based on the closing price for the Company's Class B Common Stock on the New York Stock Exchange on such date: approximately $1,993,000,000.

         Shares of common stock outstanding at February 28, 1997:

                   Class A Common Stock - 1,779,250 shares
                   Class B Common Stock - 9,043,340 shares

         Documents partially incorporated by reference:

                 Definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

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

         During each of the last three years the Company's operations in geographic areas outside the United States (consisting primarily of the publication of the international editions of Newsweek) accounted for less than 6% of the Company's consolidated revenues and less than 1% of its consolidated income from operations, and the identifiable assets attributable to such operations represented less than 3% of the Company's consolidated assets.


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

         The following table shows the average paid daily (including Saturday) and Sunday circulation of The Post for the twelve-month periods ended September 30 in each of the last five years, as reported by the Audit Bureau of Circulations ("ABC"):




                                      AVERAGE PAID CIRCULATION
                                      ------------------------
                                         DAILY       SUNDAY
                                         -----       ------
 1992  . . . . . . . . . . . . .        815,225     1,158,329
 1993  . . . . . . . . . . . . .        823,752     1,152,272
 1994  . . . . . . . . . . . . .        821,956     1,152,441
 1995  . . . . . . . . . . . . .        807,818     1,140,498
 1996  . . . . . . . . . . . . .        800,295     1,129,519


         A price increase for home-delivered copies of the daily and Sunday newspaper went into effect on February 3, 1997, raising the rate per four-week period from $10.20 to $10.60. On January 8, 1996 that rate had been raised to $10.20 from $9.80. The rate charged to subscribers for Sunday-only home-delivered copies of the newspaper for each four-week period has been $6.00 since 1991. On April 6, 1992, the newsstand price for the Sunday newspaper was increased from $1.25 (which price had been in effect since 1986) to $1.50. The newsstand price for the daily newspaper has been $0.25 since 1981.

         General advertising rates were increased by approximately 8.6% on January 1, 1996, and approximately another 3.6% on January 1, 1997. Rates for most categories of classified and retail advertising were increased by approximately 6.4% on February 1, 1996, and approximately an additional 3.4% on February 1, 1997.

         The following table sets forth The Post's advertising inches (excluding preprints) and number of preprints for the past five years:


                                                             1992      1993      1994      1995      1996
                                                             ----      ----      ----      ----      ----
 Total Inches (in thousands) . . . . . . . . . . .          3,435     3,394      3,391     3,212     3,070
     Full-Run Inches   . . . . . . . . . . . . . .          3,215     3,165      3,133     2,950     2,814
     Part-Run Inches   . . . . . . . . . . . . . .            220       229        258       262       256
 Preprints (in millions) . . . . . . . . . . . . .          1,135     1,142      1,325     1,416     1,440

         The Post also publishes The Washington Post National Weekly Edition, a tabloid which contains selected articles and features from The Washington Post edited for a national audience. The National Weekly Edition has a basic subscription price of $48.00 per year and is delivered by second class mail to approximately 101,000 subscribers.

         The Post has about 550 full-time editors, correspondents, reporters and photographers on its staff, draws upon the news reporting facilities of the major wire services and maintains correspondents in 20 news centers abroad and in New York City, Los Angeles, Chicago, Miami, Richmond, Baltimore, Annapolis and Austin, Texas.

THE HERALD

         The Company owns The Daily Herald Company, publisher of The Herald in Everett, Washington, about 30 miles north of Seattle. The Herald is published mornings seven days a week and is primarily distributed by home delivery in Snohomish County. The Daily Herald Company also provides commercial printing services and in July 1996 acquired four controlled-circulation weekly community newspapers (collectively know as The Enterprise Newspapers) that are distributed in south Snohomish County.

         The Herald's average paid circulation as reported to ABC for the twelve months ended September 30, 1996, was 53,551 daily (including Saturday) and 63,311 Sunday. The aggregate average weekly circulation of The Enterprise Newspapers during the period from their acquisition through year-end 1996 was approximately 44,000 copies.

         The Herald and The Enterprise Newspapers together employ approximately 70 editors, reporters and photographers.

THE GAZETTE NEWSPAPERS

         The Gazette Newspapers, Inc., another subsidiary of the Company, publishes one paid-circulation and 21 controlled-circulation weekly community newspapers (collectively known as The Gazette Newspapers) in Montgomery and Frederick Counties and limited parts of Carroll County, Maryland. During 1996 The Gazette Newspapers had an aggregate average weekly circulation of more than 330,000 copies. This subsidiary also produces 11 military newspapers (most of which are weekly) under agreements where editorial material is supplied by local military bases; these newspapers had a combined 1996 circulation of over 140,000 copies.

         The Gazette Newspapers have approximately 70 editors, reporters and photographers on their combined staffs.

         In early 1996 The Gazette Newspapers, Inc. acquired the assets of a small commercial printing company located in Gaithersburg, Maryland.

                            TELEVISION BROADCASTING


         Through subsidiaries the Company owns six VHF television stations located in Detroit, Michigan; Houston, Texas; Miami, Florida; Hartford, Connecticut; San Antonio, Texas; and Jacksonville, Florida; which are respectively the 9th, 11th, 16th, 27th, 38th and 54th largest broadcasting markets in the United States. Each of the Company's stations is affiliated with a national network. Although network affiliation agreements generally have limited terms, each of the Company's television stations has maintained its network affiliation continuously for at least 20 years.

         The Company's 1996 net operating revenues from national and local television advertising and network compensation were as follows:



 National  . . . . . . . . . . .                $ 143,939,000
 Local . . . . . . . . . . . . .                  153,390,000
 Network . . . . . . . . . . . .                   35,075,000
                                                -------------
     Total   . . . . . . . . . .                $ 332,404,000


         The following table sets forth certain information with respect to each of the Company's television stations:



      STATION LOCATION AND                               EXPIRATION      EXPIRATION                 TOTAL COMMERCIAL
        YEAR COMMERCIAL          NATIONAL                  DATE OF        DATE OF                   STATIONS IN DMA(b)
          OPERATION               MARKET     NETWORK         FCC          NETWORK                   ------------------
           COMMENCED            RANKING(a)  AFFILIATION    LICENSE       AGREEMENT              ALLOCATED            OPERATING
           ---------           -----------  -----------    -------       ---------              ---------            ---------
         WDIV                      9th          NBC        Oct. 1,        June 30,                VHF-4                VHF-4
         Detroit, Mich.                                     1997            2004                  UHF-6                UHF-5
         1947

         KPRC                      11th         NBC        Aug. 1,        June 30,                VHF-3                VHF-3
         Houston, Tx.                                       1998            2004                  UHF-11               UHF-10
         1949

         WPLG                      16th         ABC        Feb. 1,        Dec. 31,                VHF-5                VHF-5
         Miami, Fla.                                        2005            2004                  UHF-8                UHF-8
         1961

         WFSB                      27th         CBS        Apr. 1,        Apr. 10,                VHF-2                VHF-2
         Hartford, Conn.                                    1999            2002                  UHF-6                UHF-5
         1957

         KSAT                      38th         ABC        Aug. 1,        Dec. 31,                VHF-4                VHF-3
         San Antonio, Tx.                                   1998            2004                  UHF-6                UHF-5
         1957

         WJXT                      54th         CBS        Feb. 1,        July 10,                VHF-2                VHF-2
         Jacksonville, Fla.                                1997(c)          2001                  UHF-6                UHF-4
         1947

      -----------------

         (a) Source: 1996/97 DMA Market Rankings, Nielsen Media Research, Fall 1996, based on television homes in DMA (see note (b) below).

         (b) Designated Market Area ("DMA") is a market designation of A.C. Nielsen which defines each television market exclusive of another, based on measured viewing patterns.

         (c) The Company has timely filed an application to renew the FCC license of WJXT and such filing extends the effectiveness of the license until the application is acted upon.

REGULATION OF BROADCASTING AND RELATED MATTERS

         The Company's television broadcasting operations are subject to the jurisdiction of the Federal Communications Commission under the Communications Act of 1934, as amended. Under authority of such Act the FCC, among other things, assigns frequency bands for broadcast and other uses; issues, revokes, modifies and renews broadcasting licenses for particular frequencies; determines the location and power of stations and establishes areas to be served; regulates equipment used by stations; and adopts and implements regulations and policies which directly or indirectly affect the ownership, operations and profitability of broadcasting stations.

         Each of the Company's television stations holds an FCC license which is renewable upon application for an eight-year period. The application to renew WJXT's license is currently pending.

         After proceedings that extended over many years, in December 1996 the FCC formally approved technical standards for digital advanced television ("DTV"). DTV is a flexible system that will permit broadcasters to utilize a single digital channel in various ways, including providing either one channel of high-definition television programming with greatly enhanced image and sound quality or multiple channels of standard-definition television programming.
The FCC is expected to assign to each existing full-power television station (including each station owned by the Company) a second channel to implement DTV while present television operations are continued on that station's existing channel. Although in some cases a station's DTV channel may only permit operation over a smaller geographic service area than that available using its existing channel, most stations are expected to obtain DTV service areas that will be generally consistent with their existing operations. Under current proposals station owners will be required to surrender one channel after a transition period of between 7 and 15 years and thereafter provide service solely in the DTV format.

         Various additional actions by the FCC are required in order to refine the proposals summarized above and implement the transition to DTV. Among the issues being considered by the FCC in connection with such transition is the time period within which DTV transmission facilities must be constructed and begin operation. Certain Congressional leaders have asked the FCC to postpone issuing DTV licenses until Congress can consider legislation that might require broadcasters to bid at auction for such licenses. In addition, the Clinton Administration has proposed the establishment of an advisory committee to consider whether public-interest obligations should be imposed on DTV operations and, if so, what those obligations should consist of. The Company anticipates that the conversion to DTV broadcasting will require significant capital expenditures but cannot otherwise predict what effects such conversion will eventually have on its television broadcast operations.

         The FCC also is conducting proceedings dealing with such matters as the standards to be applied to broadcast renewal applications, multiple ownership restrictions, regulations pertaining to cable television (discussed below under "Cable Television Division - Regulation of Cable Television and Related Matters"), and various proposals to further the development of alternative video delivery systems that would compete in varying degrees with both cable television and television broadcasting operations. The multiple ownership rules were relaxed by amendments to the Communications Act enacted in 1996 and broadcast companies are now permitted to own an unlimited number of television stations as long as the combined service areas of such stations do not include more than 35% of the U.S. population. Separately, the Clinton Administration has suggested that broadcasters be required to provide free time for political candidates. The Company is unable to determine what impact the various proceedings and other matters described in this paragraph may ultimately have on the Company's television broadcast operations.

                           CABLE TELEVISION DIVISION


         As of the end of 1996 the Company (through subsidiaries) provided basic cable service to approximately 594,000 subscribers (representing about 74% of the 805,000 homes passed by the systems) and had in force more than 374,000 subscriptions to premium program services.

         During 1996 the Company acquired cable television systems serving 24,000 subscribers in Texarkana, Arkansas-Texas; 16,000 subscribers in Columbus, Mississippi; and 26,000 subscribers in Prescott, Arizona. In January 1997 it acquired the system serving 15,000 subscribers in Cleveland, Mississippi. The Company has also entered into an agreement to trade systems it currently owns in the Chicago suburbs and in Union City and Burlingame, California for systems located in Minnesota, Mississippi and Oklahoma. The systems it plans to acquire in the foregoing trade serve an aggregate of about 23,000 more subscribers than the systems it plans to dispose of in connection therewith.

         The Company's cable systems are located in 16 Midwestern, Southern and Western states and typically serve smaller communities; thus 30 of the Company's current systems pass fewer than 10,000 dwelling units, 13 pass 10,000-25,000 dwelling units, and only 12 pass more than 25,000 dwelling units, of which the two largest are in Modesto and Santa Rosa, California, each serving more than 47,000 basic subscribers.

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

         Among other things, the Telecommunications Act of 1996, which has been partially implemented by the FCC, altered the preexisting regulatory environment by expanding the definition of "effective competition" (a condition that precludes regulation of the rates charged by a cable system for basic and optional tiers of service), relaxing cost-of-service rules, raising the threshold for FCC investigations of rate complaints, terminating rate regulations for some small cable systems, and providing for the elimination of rate regulation for all cable systems regardless of size by March 31, 1999.
For cable systems that do not fall within the effective-competition or small-system exemptions (including all of the cable systems owned by the Company), monthly subscription rates for the basic tier of cable service may be regulated by municipalities, subject to procedures and criteria established by the FCC, and the FCC may regulate the rates charged for optional tiers of service. Rates charged by cable television systems for pay-per-view service, for per-channel premium program services and for advertising are all exempt from regulation. Cable television systems may also add channels to an unregulated new product tier, but the channels must be new to the system as of October 1, 1994.

         In April 1993 the FCC adopted a "freeze" on rate increases for regulated services (i.e., the basic and optional tiers). Later that year the FCC promulgated benchmarks for determining the reasonableness of rates for such services. The benchmarks provided for a percentage reduction in the rates that were in effect when the benchmarks were announced. Under the FCC's approach cable operators may exceed the benchmarks if they can show in a cost-of-service proceeding that higher rates are needed to earn a reasonable return on investment, which the Commission established in March 1994 to be 11.25%. Also, over the past three years the FCC has adopted so-called "going forward" rules which permit cable operators to increase their benchmarked rates for regulated services when new channels are added and to offset the effects of inflation, equipment upgrades, and higher programming, franchising and regulatory fees.

         Pursuant to the "must-carry" rules a commercial television broadcast station may, under certain circumstances, insist on carriage of its signal on cable systems located within the station's market area, while a noncommercial public station may insist on carriage of its signal on cable systems located within either the station's predicted Grade B contour or 50 miles of the station's transmitter. As a result of these obligations (the constitutionality of which has been upheld by a lower court in a decision that is being reviewed by the U.S. Supreme Court) certain of the Company's cable systems have had to carry broadcast stations that they might not otherwise have elected to carry, and the freedom the Company's systems would otherwise have to drop signals previously carried has been reduced.

         At three-year intervals beginning in October 1993 commercial broadcasters have had the right to forego must-carry rights and insist instead that their signals not be carried without their prior consent. Before October 1993 some of the broadcast stations carried by the Company's cable television systems opted for retransmission consent and initially took the position that they would not grant consent without commitments by the Company's systems to make cash payments. As a result of case-by-case negotiations, the Company's cable systems were able to continue carrying virtually all of the stations insisting on retransmission consent without having to agree to pay any stations for the privilege of carrying their signals. However some commitments were made to carry other program services offered by a station or an affiliated company, to provide advertising availabilities on cable for sale by a station and to distribute promotional announcements with respect to a station. Many of these agreements between broadcast stations and the Company's cable systems expired at the end of 1996 and the expired agreements were replaced by new agreements having comparable terms.

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

         The Copyright Act of 1976 grants to cable television systems, under certain terms and conditions, the right to retransmit the signals of television stations pursuant to a compulsory copyright license. Those terms and conditions include the payment of certain license fees set forth in the statute or established by subsequent administrative regulations. The compulsory license fees have been increased on several occasions since this Act went into effect. In 1994 the availability of the compulsory copyright license was extended to "wireless cable" and direct broadcast satellite operators, although in the latter case the license right is currently limited to independent and network-affiliated stations whose over-the-air signal (or a signal carrying the same network's programming) is not available at the subscriber's location.
Some pending legislative proposals would modify or eliminate the compulsory copyright licensing scheme, and the FCC and others have urged that the compulsory license be phased out for local or distant broadcast signals or both.

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

         During the past several years, the FCC has adopted various rule changes intended to facilitate the development of so-called "wireless cable," a video service that is capable of distributing 30 television channels in a local area by over-the-air microwave transmission using analog technology and is capable of providing a greater number of channels using digital compression technologies. The FCC also is expected to issue licenses in 1997 for a new digital wireless cable service which may utilize up to 1,300 megahertz of spectrum in the 28 and 31 gigahertz bands and is intended to provide large numbers of video channels as well as voice and data transmission services. Wireless cable services are not required to obtain franchises from local governmental authorities and generally operate under fewer regulatory requirements than conventional cable television systems.

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


                              MAGAZINE PUBLISHING


         Newsweek is a weekly news magazine published both domestically and internationally by Newsweek, Inc., a subsidiary of the Company. In gathering, reporting and writing news and other material for publication, Newsweek maintains news bureaus in 9 U.S. and 14 foreign cities.

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


                                                  NEWSWEEK AVERAGE                          PERCENTAGE OF
                                                 WEEKLY CIRCULATION                         THREE LEADING
                                                     RATE BASE                             NEWS MAGAZINES
                                                     ---------                             --------------
 1992  . . . . . . . . . . . . .                     3,100,000                                  33.2%
 1993  . . . . . . . . . . . . .                     3,100,000                                  32.7%
 1994  . . . . . . . . . . . . .                     3,100,000                                  33.0%
 1995  . . . . . . . . . . . . .                     3,100,000                                  33.0%
 1996  . . . . . . . . . . . . .                     3,100,000                                  33.4%


         Newsweek is sold on newsstands and through subscription mail order sales derived from a number of sources, principally direct mail promotion. The basic one-year subscription price is $41.08. During 1996 most subscriptions were sold at a discount from the basic price. Since January 1992 Newsweek's newsstand price has been $2.95 per copy.

         The total number of Newsweek's domestic advertising pages and gross domestic advertising revenues as reported by Publishers' Information Bureau, Inc., together with Newsweek's percentages of the total number of advertising pages and total advertising revenues of the three leading weekly news magazines, for the past five years have been as follows:

                                                                          NEWSWEEK
                                  NEWSWEEK       PERCENTAGE OF             GROSS                 PERCENTAGE OF
                                 ADVERTISING     THREE LEADING          ADVERTISING              THREE LEADING
                                   PAGES*       NEWS MAGAZINES           REVENUES*              NEWS MAGAZINES
                                   ------       --------------           ---------              --------------
 1992  . . . . . . . . .            2,109            33.2%               $258,396,000                32.4%
 1993  . . . . . . . . .            2,102            33.3%                260,673,000                32.3%
 1994  . . . . . . . . .            2,057            32.1%                276,074,000                32.4%
 1995  . . . . . . . . .            2,279            34.1%                328,886,000                34.9%
 1996  . . . . . . . . .            2,520            36.6%                381,621,000                37.0%

     --------------------------

         * Advertising pages and gross advertising revenues are those reported by Publishers' Information Bureau, Inc. PIB computes gross advertising revenues from basic one-time rates and the number of advertising pages carried. PIB figures therefore materially exceed actual gross advertising revenues, which reflect lower rates for multiple insertions. Net revenues as reported in the Company's Consolidated Statements of Income also exclude agency fees and cash discounts, which are included in the gross advertising revenues shown above. Page and revenue figures exclude affiliated advertising.

         Newsweek's advertising rates are based on its average weekly circulation rate base and are competitive with the other weekly news magazines. Effective with the January 8, 1996 issue, national advertising rates were increased by an average of 7.0%. Beginning with the issue dated January 13, 1997, national advertising rates were increased again by an average of 3.5%.

         Newsweek Business Plus, which is published 39 times a year, is a demographic edition of Newsweek distributed to high-income professional and managerial subscribers and subscribers in zip-code-defined areas. Advertising rates for this edition, which has a circulation rate base of 1,000,000 copies, were increased an average of 7.0% in January 1996 and by an additional 3.5% in January 1997.

         Newsweek's other demographic edition, Newsweek Woman, which was published 13 times during 1996, has a circulation rate base of 700,000 selected female subscribers. At the beginning of 1996 advertising rates for this edition were increased by an average of 7.0%, with an additional average increase of 3.5% instituted early in 1997.

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

         Since 1984 a section of Newsweek articles has been included in The Bulletin, an Australian weekly news magazine which also circulates in New Zealand. In 1986 a Japanese-language edition of Newsweek, Newsweek Nihon Ban, began publication in Tokyo pursuant to an arrangement with a Japanese publishing company which translates editorial copy, sells advertising in Japan and prints and distributes the edition. Newsweek Hankuk Pan, a Korean-language edition of Newsweek began publication in 1991 pursuant to a similar arrangement with a Korean publishing company. In 1996 Newsweek en Espanol, a Spanish-language edition of Newsweek intended primarily for distribution in Latin America, began publication pursuant to an agreement with a Miami-based publishing company which translates editorial copy, prints and distributes the edition and jointly sells advertising with Newsweek. Also during 1996, Newsweek signed licensing and advisory agreements with a Russian publishing and broadcasting company to produce a Russian-language newsweekly modeled after Newsweek which will include selected stories translated from Newsweek's various U.S. and foreign editions. This magazine is called Itogi (which means "summing-up" in Russian) and published its first issue in May 1996.

         The average weekly circulation rate base, advertising pages and gross advertising revenues of Newsweek's international editions (including The Bulletin insertions but not including the foreign-language editions of Newsweek) for the past five years have been as follows:

                             AVERAGE WEEKLY                           GROSS
                               CIRCULATION       ADVERTISING       ADVERTISING
                                RATE BASE           PAGES*          REVENUES*
                                ---------           ------          ---------
 1992  . . . . . . . . .         730,000            2,549           $76,765,000
 1993  . . . . . . . . .         745,000            2,128            68,347,000
 1994  . . . . . . . . .         748,000            2,351            79,900,000
 1995  . . . . . . . . .         750,000            2,502            90,968,000
 1996  . . . . . . . . .         752,000            2,446            92,638,000

     --------------------------

        * Advertising pages and gross advertising revenues are those reported by LNA International. LNA computes gross advertising revenues from basic one-time rates and the number of advertising pages carried. LNA figures therefore materially exceed actual gross advertising revenues, which reflect lower rates for multiple insertions. Net revenues as reported in the Company's Consolidated Statements of Income also exclude agency fees and cash discounts, which are included in the gross advertising revenues shown above. Page and revenue figures exclude affiliated advertising.

         For 1997 the average weekly circulation rate base for Newsweek's English-language international editions (including The Bulletin insertions) will be 767,000 copies. Newsweek's rate card estimates the average weekly circulation for 1997 for the Japanese-, Korean-, Russian- and Spanish-language editions will be 140,000, 150,000, 100,000 and 54,000 copies, respectively.

         Since 1994 Newsweek has produced a weekly news magazine for online distribution. This magazine, Newsweek Interactive, integrates text, photos and audio and is currently available on the America Online service. In November 1996 Newsweek also launched its Parent's Guide to Children's Software '97 site on the World Wide Web, which is an updated, online version of the multimedia CD-ROM Newsweek released in September 1995.

         VirtualCity, a quarterly magazine designed to attract readers interested in the emerging online community, ceased publication in mid-1996. The first issue of this magazine was published in September 1995 pursuant to a collaboration between Newsweek and a third party.

         In August 1996 the United States Food and Drug Administration issued final rules designed to restrict the marketing of tobacco products to minors. These rules, which among other things would limit advertising for tobacco products in print publications whose youth readership exceeds certain levels to black and white, text-only "tombstone" ads, will go into effect on August 28, 1997, unless enjoined by a court. Litigation is currently pending which challenges the legality of these rules on First Amendment and other grounds. The Company cannot now predict whether these rules will go into effect or what other legislative or regulatory actions may be taken in the future to restrict tobacco advertising. However such advertising accounts for only about 1% of Newsweek's operating revenues and negligible revenues at The Washington Post and the Company's other newspapers. Moreover, Federal law has prohibited the carrying of advertisements for cigarettes or smokeless tobacco by commercial radio and television stations for many years. Thus the Company believes that any restrictions on tobacco advertising which may eventually be put into effect would not have a material adverse effect on Newsweek or on any of the Company's other business operations.

                                OTHER ACTIVITIES


KAPLAN EDUCATIONAL CENTERS

         Kaplan Educational Centers, Inc., a subsidiary of the Company, owns the Kaplan Educational Centers, which are engaged in preparing students for a broad range of admissions tests and licensing examinations including SAT's, LSAT's, GMAT's and GRE's, and nursing and medical boards. In 1996 the Kaplan Centers had nearly 125,000 enrollments and provided courses through more than 150 permanent educational centers located throughout the United States and in Canada, Puerto Rico and London. In addition, Kaplan licenses material for certain of its courses to third parties who in turn offer Kaplan courses in other foreign locations.

         In April 1996 Kaplan acquired Score Learning Corporation, which offers computer-based multimedia curricula, individualized tutoring and other learning enrichment services to students in kindergarten through grade twelve. Score's services are being provided in facilities separate from existing Kaplan Centers due to differing configuration and equipment requirements. During 1996 Score served more than 7,000 students and currently operates 22 centers located in California, Massachusetts, Connecticut and New York.

LEGI-SLATE

         Legi-Slate, Inc., another subsidiary of the Company, provides its customers with access to a computerized database containing detailed information on the legislative and regulatory activities of the United States government. The Legi-Slate database contains both abstracts and the full text of every bill and resolution introduced in Congress, the entire Congressional Record and every document published in the Federal Register. Content compiled by Legi-Slate includes detailed legislative histories, complete voting records and the Daily CFR(TM) service, a daily update of the Code of Federal Regulations. The database also includes relevant editorial material which is both licensed from third parties and produced by Legi-Slate's own editorial staff. State Capital Strategies, Inc., a subsidiary of Legi-Slate, was formed in 1996 to provide customers with online access to a database containing the information necessary to monitor legislative activity in all 50 states.

PASS SPORTS

         Pro Am Sports System, Inc. ("PASS") is a Detroit-based regional cable sports network that provides programming to approximately 1,100,000 cable television subscribers in Michigan and northwest Ohio. PASS programming includes games of the Detroit Tigers baseball team, the Detroit Pistons basketball team and the Detroit Red Wings hockey team.

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

DIGITAL INK

         The Company's Digital Ink Co. subsidiary was organized to develop news and information products for distribution by computers, fax and telephone. Since July 1996 Digital Ink has operated washingtonpost.com, a World Wide Web site on the Internet that features the full editorial text of The_Washington Post and most of The Post's classified advertising as well as original content created by Digital Ink's staff and content obtained from other sources. The Digital Ink service had previously utilized the AT&T Interchange Network as its publishing platform.

MOFFET, LARSON & JOHNSON

         The Company owns 71% of the outstanding common stock of Moffet, Larson & Johnson, Inc., a telecommunications engineering firm specializing in the design and development of advanced mobile, broadcast and common carrier radio systems.

TECHNEWS

         In September 1996 the Company acquired TechNews, Inc., publisher of Washington Technology, a controlled circulation biweekly tabloid newspaper for government information systems integrators which has a current circulation of about 36,000 copies. TechNews also publishes an annual directory of Washington-area technology companies and conducts seminars and briefings on subjects of interest to Washington Technology readers and advertisers.


                          PRODUCTION AND RAW MATERIALS


         The Washington Post is produced at the newspaper's principal place of business and plant in downtown Washington, D.C., and at its satellite printing plants in Fairfax County, Virginia, and Southeast Washington, D.C. The Post is building a new production facility in Prince George's County, Maryland, and is expanding its Fairfax County facility. New press equipment will be installed in both plants during 1997 and 1998 and is expected to be fully operational by late 1998 or early 1999. At that time production at the newspaper's two Washington, D.C. facilities will be discontinued.

         All editions of The Herald and The Enterprise Newspapers are produced at The Daily Herald Company's plant in Everett, Washington. During 1996 the production of The Gazette Newspapers was transferred from independent contract printers to the commercial printing operation acquired by The Gazette Newspapers, Inc. in early 1996. Newsweek's domestic edition is produced by three independent contract printers at five separate plants in the United States; advertising inserts and photo-offset films for the domestic edition are also produced by independent contractors. The international editions of Newsweek are printed in England, Hong Kong, Singapore, Switzerland and Hollywood, Florida; insertions for The Bulletin are printed in Australia. The publications of TechNews, Inc. are produced by independent contract printers.

         In 1996 The Washington Post consumed about 240,000 tons* of newsprint purchased from a number of suppliers, including Bowater Incorporated, which supplied approximately 30% of The Post's 1996 newsprint requirements. About 40% of the newsprint The Post purchases from Bowater Incorporated is provided by Bowater Mersey Paper Company Limited, 49% of the common stock of which is owned by the Company (the majority interest being held by a subsidiary of Bowater Incorporated). Bowater Mersey owns and operates a newsprint mill near Halifax, Nova Scotia, and owns

-----------------
         * All references in this report to newsprint tonnage and prices refer to short tons (2,000) and not to metric tons (2,204.6 pounds) which are often used in newsprint price quotations.

extensive woodlands that provide part of the mill's wood requirements. In 1996 Bowater Mersey produced about 260,000 tons of newsprint.

         The Company, through a subsidiary, has a 35% limited partnership interest in Bear Island Paper Company, which owns and operates a newsprint mill in Doswell, Virginia, about 85 miles south of Washington, D.C. The general partner, which has a 30% interest and manages the mill, is Brant-Allen Industries, Inc., a firm experienced in the construction and operation of similar mills; the other limited partner, also with a 35% interest, is a subsidiary of Dow Jones & Company, Inc. The Paper Company and Bear Island Timberlands Company, in which a subsidiary of the Company also has a 35% limited partnership interest, own an aggregate of approximately 135,000 acres of Virginia woodlands. These woodlands supply a portion of the wood requirements of the Paper Company's mill. That mill produced about 240,000 tons of newsprint in 1996, and during that year The Post purchased about 20% of its newsprint requirements from Bear Island Paper Company. Bear Island Paper Company also owns a recycling plant that provides 20% of the pulp used by the mill.

         The announced price of newsprint (excluding discounts which increased substantially during the year) was approximately $750 per ton throughout 1996. The Post believes it has adequate newsprint available through contracts with its various suppliers. About 85% of the newsprint used by The Post includes some recycled content. The Company owns 80% of the stock of Capitol Fiber Inc., which handles and sells to recycling industries old newspapers and other paper collected in Washington, D.C., Maryland and northern Virginia.

         In 1996 the operations of The Daily Herald Company and The Gazette Newspapers, Inc. consumed approximately 7,800 and 12,100 tons of newsprint, respectively, which was obtained in each case from various suppliers. Approximately 70% of the newsprint used by The Daily Herald Company and 20% of the newsprint used by The Gazette Newspapers, Inc. includes some recycled content.

         The domestic edition of Newsweek consumed about 33,900 tons of paper in 1996, the bulk of which was purchased from eight major suppliers. The current cost of body paper (the principal paper component of the magazine) is approximately $1,000 per ton.

         Over 90% of the aggregate domestic circulation of Newsweek is delivered by second class mail, and most subscriptions are solicited by either first- or third-class mail. Thus substantial increases in postal rates for these classes of mail could have a significant negative impact on Newsweek's operating income.


                                  COMPETITION


         The Washington Post competes in the Washington, D.C. metropolitan area with The Washington Times, a newspaper which has published weekday editions since 1982 and Saturday and Sunday editions since 1991. The Post also encounters competition in varying degrees from newspapers published in suburban and outlying areas, other nationally circulated newspapers, and from television, radio, magazines and other advertising media, including direct mail advertising. In February 1997 The New York Times launched a Washington Edition which is printed locally and currently includes television channel listings and weather for the Washington, D.C. area. The New York Times has been available in retail outlets and by home delivery in the Washington, D.C. area for many years, during which time the papers were printed at The Time's New York-area plant and trucked to local distributors.

         The Herald circulates principally in Snohomish County, Washington; its chief competitors are the Seattle Times and the Seattle Post-Intelligencer, which are daily and Sunday newspapers published in Seattle and whose Snohomish County circulation is principally in the southwest portion of the county. Since 1983 the two Seattle newspapers have consolidated their business and production operations and combined their Sunday editions pursuant to a joint operating agreement, although they continue to publish separate daily newspapers. The Enterprise Newspapers are distributed in south Snohomish County where their principal competitors are the Seattle Times and The Journal Newspapers, a group of weekly controlled-circulation newspapers. Numerous other weekly and semi-weekly newspapers and shoppers are distributed in The Herald's and The Enterprise Newspapers' principal circulation areas.

         The circulation of The Gazette Newspapers is limited to Montgomery and Frederick Counties and parts of Carroll County, Maryland (areas where The Washington Post also circulates). The Gazette Newspapers compete in varying degrees with many advertising vehicles available in their service areas, including The Potomac and Bethesda/Chevy Chase Almanacs and The Western Montgomery Bulletin, weekly controlled-circulation community newspapers, The Montgomery County Sentinel, a weekly paid-circulation community newspaper, The Montgomery County Journal, a daily paid-circulation community newspaper (which also publishes two controlled-circulation weekly editions), and The Frederick News-Post, a daily paid-circulation community newspaper.

         On July 1, 1996, third-class postal rates were modified by the addition of a special "enhanced carrier route" subclass which provides lower rates for the mailing of bulk advertising. The Company believes this decrease in postal rates applicable to bulk advertising has had an adverse impact on the advertising revenues of The Washington Post, The Herald, The Enterprise Newspapers and The Gazette Newspapers, although the Company is unable to quantify the amount of such impact. However other changes in postal rates which went into effect at the same time (principally increased second-class discounts for carrier-route sorting and bar coding) reduced Newsweek's annual postage costs by approximately $2.5 million.

         The Company's television stations compete for audiences and advertising revenues with television and radio stations and cable television systems serving the same or nearby areas, with direct broadcast satellite services and to a lesser degree with other media such as newspapers and magazines. Both independent stations and stations affiliated with the Fox Network, the United Paramount Network and the Warner Brothers Network are becoming increasingly competitive, and cable television systems operate in substantial portions of the Company's broadcast markets where they compete for television viewing by importing out-of-market television signals and by distributing pay-cable, advertiser-supported and other programming that is originated for cable systems. In addition, direct broadcast satellite or "DBS" services provide nationwide distribution of television programming (including in some cases pay-per-view programming and programming packages unique to DBS) using small receiving dishes and digital transmission technologies. Because they lack a compulsory copyright license that would permit such distributions, DBS operators are effectively prohibited from distributing the signals of any network affiliated television station except in areas where the over-the-air signal of the same network's local affiliate is not available. Several lawsuits were filed in late 1996 which allege that certain DBS operators have not been complying with this restriction; plaintiffs in one or more of these lawsuits include the CBS and Fox television networks and various network affiliated television stations (including one of the Company's Florida stations.) A venture of News Corporation (the owner of the Fox television network) and MCI recently agreed to acquire a 50% interest in an existing DBS provider and News Corporation officials have said the combined entity intends to offer a DBS service that will deliver the signals of local network affiliated stations to subscribers in major U.S. markets. Earlier this venture said it would seek changes in existing laws to permit DBS services to distribute the signals of local network affiliated stations. Such a development may be advantageous for the local stations included in such DBS offerings but could increase the competition faced by local stations that are not included. The Company's television stations may also become subject to increased competition from low power television stations, wireless cable services, satellite master antenna systems (which can carry pay-cable and similar program material) and prerecorded video programming. Further, the deployment of high definition and other improved television technologies may enhance the ability of some of these other video providers to compete more effectively for viewers with the local television broadcasting stations owned by the Company.

         Cable television systems operate in a highly competitive environment. In addition to competing with the direct reception of television broadcast signals by the viewer's own antenna, such systems (like existing television stations) are subject to competition from various other forms of television program delivery. In particular, DBS services (which are discussed in more detail in the preceding paragraph) have been growing rapidly and are now a significant competitive factor. The Company's cable television systems also compete with wireless cable services in a number of their markets and may face additional competition from such services in the future. Moreover, the Telecommunications Act of 1996 permits telephone companies to own and operate cable television systems in the same areas where they provide telephone services and thus may lead to the provision of competing program delivery services by local telephone companies.

         According to figures compiled by Publishers' Information Bureau, Inc., of the 209 magazines reported on by the Bureau, Newsweek ranked fifth in total advertising revenues in 1996, when it received approximately 3.4% of all advertising revenues of the magazines included in the report. The magazine industry is highly competitive both within itself and with other advertising media which compete for audience and advertising revenue.

         Digital Ink faces competition from many other online services as well as from alternative methods of delivering news and information. In addition, Internet-based and other online services are carrying increasing amounts of advertising and over time such services could adversely affect the Company's print publications and television broadcasting operations, all of which rely on advertising for the majority of their revenues. Several companies are either offering or have announced their intention to offer online services containing information and advertising tailored for specific metropolitan areas, including the Washington, D.C. metropolitan area. Digital Cities (an 80%-owned subsidiary of America Online) currently produces Digital-City Washington which can be accessed by subscribers to the AOL service and is part of AOL's announced intention to build a network of local online sites. Both Microsoft and Yahoo! have said they have similar goals and each may launch a Washington, D.C.-oriented online service later in 1997. Also, in February 1997 Bell Atlantic began commercial operation of an interactive yellow pages service on the World Wide Web which includes information of local interest as well as a nationwide residential white pages directory and Big Yellow,(TM) an electronic directory of 16 million businesses across the United States.

         The Company's publications and television broadcasting and cable operations also compete for readers' and viewers' time with various other leisure-time activities.

         The future of the Company's various business activities depends on a number of factors, including the general strength of the economy, population growth and the level of economic activity in the particular geographic markets it serves, the impact of technological innovations on entertainment, news and information dissemination systems, overall advertising revenues, the relative efficiency of publishing and broadcasting compared to other forms of advertising and, particularly in the case of television broadcasting and cable operations, the extent and nature of government regulations.



                               EXECUTIVE OFFICERS


         The executive officers of the Company, each of whom is elected for a one-year term at the meeting of the Board of Directors immediately following the Annual Meeting of Stockholders held in May of each year, are as follows:

         Donald E. Graham, age 51, has been Chairman of the Board of the Company since September 1993 and Chief Executive Officer of the Company since May 1991. Mr. Graham served as President of the Company from May 1991 until September 1993 and prior to that had been a Vice President of the Company for more than five years. Mr. Graham also is Publisher of The Washington Post, having occupied that position since 1979.

         Alan G. Spoon, age 45, is President and Chief Operating Officer of the Company. Mr. Spoon served as Executive Vice President and Chief Operating Officer of the Company from May 1991 until September 1993 and had previously been a Vice President of the Company since July 1987. Mr. Spoon also served as the Company's Vice President-Finance from July 1987 until November 1989, and as President of Newsweek, Inc. from September 1989 until May 1991.

         Katharine Graham, age 79, is Chairman of the Executive Committee of the Company's Board of Directors. Mrs. Graham previously served as Chairman of the Board of the Company from 1973 until September 1993 and as the Company's Chief Executive Officer from 1973 until May 1991.

         Martin Cohen, age 65, is a Vice President of the Company; from 1975 to July 1987 he served as Vice President-Finance and Treasurer of the Company.

         Diana M. Daniels, age 47, has been Vice President and General Counsel of the Company since November 1988 and Secretary of the Company since September 1991. Ms. Daniels served as General Counsel of the Company from January 1988 to November 1988 and prior to that had been Vice President and General Counsel of Newsweek, Inc. since 1979.

         Beverly R. Keil, age 50, has been Vice President-Human Resources of the Company since 1986; from 1982 through 1985 she was the Company's Director of Human Resources.

         John B. Morse, Jr., age 50, has been Vice President-Finance of the Company since November 1989. He joined the Company as Vice President and Controller in July 1989, and prior to that had been a partner of Price Waterhouse.


                                   EMPLOYEES


         The Company and its subsidiaries employ approximately 7,300 persons on a full-time basis.

         The Washington Post has approximately 2,820 full-time employees.
About 1,965 of The Post's full-time employees and about 440 part-time employees are represented by one or another of nine unions. Collective bargaining agreements are currently in effect with locals of the following unions covering the full-time and part-time employees and expiring on the dates indicated:
1,267 employees in the editorial, newsroom and commercial departments represented by the Washington-Baltimore Newspaper Guild (November 12, 1998); 135 paperhandlers and general workers represented by the Graphic Communications Union (June 1, 2000); 43 machinists represented by the International Association of Machinists (January 13, 2001); 50 photoengravers-platemakers represented by the Graphic Arts International Union (February 17, 2001); 29 electricians represented by the International Brotherhood of Electrical Workers (June 17, 2001); 114 building service employees represented by the Service Employees International Union (April 30, 2001); 37 engineers, carpenters and painters represented by the International Union of Operating Engineers (March 31, 2002); 378 mailers and 184 mailroom helpers represented by the Washington Mailers' Union (June 15, 1997); and 170 typographers represented by the Columbia Typographical Union (October 2, 2000).

         Of the approximately 290 full-time and 140 part-time employees at The Daily Herald Company, about 64 full-time and 16 part-time employees are represented by one or another of three unions. The newspaper's collective bargaining agreement with the Graphic Communications International Union, which represents press operators, will expire on March 15, 2000. Its agreement with the International Brotherhood of Teamsters, which represents bundle haulers, will expire on May 31, 1998, and its agreement with the Communications Workers of America, which represents printers and mailers, will expire on October 31, 1998.

         Newsweek has approximately 840 full-time employees (including about 175 editorial employees represented by the New York Newspaper Guild under a collective bargaining agreement which will expire in December 1998. In September 1996 Newsweek announced that it was contracting with an outside vendor to handle subscription fulfillment functions. As a result, employment at Newsweek is expected to decline by approximately 90 full-time employees by the end of the first quarter of 1997.

         The Company's broadcasting operations have approximately 930 full-time employees, of whom about 255 are union-represented. Of the ten collective bargaining agreements covering union-represented employees, four have expired and are being renegotiated. One other collective bargaining agreement will expire in 1997.

         The Company's Cable Television Division has approximately 1,040 full-time employees. Kaplan Educational Centers, Inc. and Score Learning Corporation together employ approximately 730 persons on full-time basis (which number does not include substantial numbers of part-time employees who serve in instructional and clerical capacities). The Gazette Newspapers, Inc. has approximately 280 full-time and 60 part-time employees. Robinson Terminal Warehouse Corporation (the Company's newsprint warehousing and distribution subsidiary), Legi-Slate, State Capital Strategies, Digital Ink, TechNews and Moffet, Larson & Johnson each employ fewer than 150 persons. None of these units' employees is represented by a union.

ITEM 2.  PROPERTIES.

         The Company owns the publishing plant and principal offices of The Washington Post in downtown Washington, D.C., including both a seven-story building in use since 1950 and a connected nine-story office building on contiguous property completed in 1972 in which are located the Company's principal executive offices. Additionally, the Company owns land on the corner of 15th and L Streets, N.W., in Washington, D.C., adjacent to The Washington Post plant and office building. This land is leased on a long-term basis to the owner of a multi-story office building which was constructed on the site in
1982.  The Company rents a number of floors in this building.   The Company
also owns and occupies a small office building on L Street which is next to The Post's downtown plant.

         In 1980 the Company built a satellite printing plant on 13 acres of land owned by the Company in Fairfax County, Virginia, and in 1981 purchased the printing plant of the defunct Washington Star located in Southeast Washington, D.C. In early 1996 the Company purchased a 17-acre tract of undeveloped land in Prince George's County, Maryland, where a new printing and distribution facility for The Post is being constructed. The Company also owns undeveloped land near Dulles Airport in Fairfax County, Virginia (39 acres), in Prince George's County, Maryland (34 acres), and in Montgomery County, Maryland (10 acres).

         The Herald owns its plant and office building in Everett, Washington; it also owns two warehouses adjacent to its plant and a small office building in Lynnwood, Washington, that is currently leased to a third party.

         The Gazette Newspapers, Inc. owns a two-story brick building that serves as headquarters for The Gazette Newspapers and a separate two-story brick building that houses its commercial printing business. It also owns a one-story brick building that formerly served as its headquarters and is currently leased to a third party. All of these properties are located in Gaithersburg, Maryland. Satellite editorial and sales offices for The Gazette Newspapers are located in leased premises.

         The principal offices of Newsweek are located at 251 West 57th Street in New York City, where Newsweek rents space on nine floors. The lease on this space will expire in 2009 but is renewable for a 15-year period at Newsweek's option at rentals to be negotiated or arbitrated. Newsweek's accounting, production and distribution departments are located in a facility Newsweek built in 1987 on a 16-acre tract in Mountain Lakes, New Jersey.

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

         Kaplan Educational Centers, Inc. owns a six-story building located at 131 West 56th Street in New York City, which serves as the Manhattan Educational Center, and a one-story building in Brooklyn, New York, which houses Kaplan's printing and production facilities. In January 1997 Kaplan's headquarters offices were relocated to 888 Seventh Avenue in New York City, where Kaplan rents space on three floors under a lease which expires in 2007. All Kaplan educational centers outside of Manhattan and all Score Learning Corporation facilities (including Score's headquarters offices in San Francisco, California) occupy leased premises.

         The offices of Legi-Slate and State Capital Strategies are located in Washington, D.C. and Raleigh, North Carolina respectively; the offices of Digital Ink and Moffet, Larson & Johnson are located in separate facilities in Arlington, Virginia; and the offices of TechNews are located in Vienna, Virginia. The office space for each of these units is leased.

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

         The high and low sales prices of the Company's Class B Common Stock during the last two years were:

                                             1996                       1995
                                             ----                       ----
         Quarter                       High         Low             High      Low
         -------                       ----         ---             ----     ----
 January - March . . . . . . . .       $ 300       $ 278            $ 258    $ 238
 April - June  . . . . . . . . .         324         277              271      255
 July - September  . . . . . . .         350         300              315      258
 October - December  . . . . . .         352         325              312      280


         During 1996 the Company repurchased 103,642 shares of Class B Common Stock in unsolicited transactions at prices no higher than the last sale price on the New York Stock Exchange. Of the total number of shares repurchased in 1996, 95,848 shares were included in trading volume reported on 1996's consolidated tape and accounted for less than 1% of such volume.

         At February 20, 1997, there were 23 holders of record of the Company's Class A Common Stock and 1,340 holders of record of the Company's Class B Common Stock.

         Both classes of the Company's Common Stock participate equally as to dividends. Quarterly dividends were paid at the rate of $1.15 per share during 1996 and $1.10 per share during 1995.

         On February 23, 1996, the Company issued 11,947 shares of its Series A Preferred Stock (and also agreed to issue up to an additional 1,282 shares of such stock on February 23, 2000) to stockholders of a cable television system in connection with the acquisition of that system by a subsidiary of the Company. This transaction was effected in compliance with the terms and conditions of Rule 506 of Regulation D under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA.

         See the information for the years 1992 through 1996 contained in the table titled "Ten-Year Summary of Selected Historic Financial Data" which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 23 hereof (with only the information for such years to be deemed filed as part of this Annual Report on Form 10-K).

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See the Company's Consolidated Financial Statements at December 29, 1996, and for the periods then ended, together with the report of Price Waterhouse LLP thereon and the information contained in Note N to said Consolidated Financial Statements titled "Summary of Quarterly Operating Results (Unaudited)," which are included in this Annual Report on Form 10-K and listed in the index to financial information on page 23 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information contained under the heading "Executive Officers" in
Item 1 hereof and the information contained under the headings "Nominees for Election by Class A Stockholders," "Nominees for Election by Class B Stockholders" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference thereto.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information contained under the headings "Compensation of Directors," "Executive Compensation," "Retirement Plans," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Performance Graph" in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference thereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the heading "Stock Holdings of Certain Beneficial Owners and Management" in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under the heading "Certain Transactions" in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference thereto.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

                 (i) Financial Statements and Financial Statement Schedules

                          As listed in the index to financial information on page 23 hereof.

                 (ii) Exhibits

                          As listed in the index to exhibits on page 48 hereof.

         (b) REPORTS ON FORM 8-K.

                 No reports on Form 8-K were filed during the last quarter of the period covered by this report.


                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON MARCH 20, 1997.

                                      THE WASHINGTON POST COMPANY
                                             (Registrant)


                                     By     John B. Morse, Jr.
                                       -----------------------------
                                            John B. Morse, Jr.
                                          Vice President-Finance


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 20, 1997:


       Donald E. Graham              Chairman of the Board and Chief
                                  Executive Office (Principal Executive
                                          Officer) and Director

         Alan G. Spoon           President, Chief Operating Officer and
                                                Director

       Katharine Graham          Chairman of the Executive Committee of
                                         the Board and Director

      John B. Morse, Jr.            Vice President-Finance (Principal
                                    Financial and Accounting Officer)

       Warren E. Buffett                        Director

        Daniel B. Burke                         Director

        James E. Burke                          Director

         Martin Cohen                           Director

   George J. Gillespie, III                     Director

        Ralph E. Gomory                         Director

       Donald R. Keough                         Director

    Barbara Scott Preiskel                      Director

       William J. Ruane                         Director

      Richard D. Simmons                        Director

       George W. Wilson                         Director




                                                   By    John B. Morse, Jr.
                                                     -----------------------------
                                                          John B. Morse, Jr.
                                                           Attorney-in-Fact


         An original power of attorney authorizing Donald E. Graham, Alan G. Spoon, Katharine Graham and John B. Morse, Jr., and each of them, to sign all reports required to be filed by the Registrant pursuant to the Securities Exchange Act of 1934 on behalf of the above-named directors and officers has been filed with the Securities and Exchange Commission.

                         INDEX TO FINANCIAL INFORMATION

                               ---------------

                          THE WASHINGTON POST COMPANY


                                                                                                      PAGE
                                                                                                      ----
Financial Statements and Schedules:
         Report of Independent Accountants    . . . . . . . . . . . . . . . . . . . . . . . . . . .     24
         Consolidated Statements of Income for the Three Fiscal Years
            Ended December 29, 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25
         Consolidated Balance Sheets at December 29, 1996 and December 31, 1995   . . . . . . . . .     26
         Consolidated Statements of Cash Flows for the Three Fiscal Years
            Ended December 29, 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     28
         Consolidated Statements of Changes in Common Shareholders' Equity for the Three
            Fiscal Years Ended December 29, 1996    . . . . . . . . . . . . . . . . . . . . . . . .     29
         Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . .     30
         Financial Statement Schedules for the Three Fiscal Years Ended December 29, 1996:
                 II - Valuation and Qualifying Accounts   . . . . . . . . . . . . . . . . . . . . .     40
Management's Discussion and Analysis of Results of Operations and Financial
         Condition (Unaudited)    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     41
Ten-Year Summary of Selected Historical Financial Data (Unaudited)    . . . . . . . . . . . . . . .     46

                               ---------------

         All other schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements or the notes thereto referred to above.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To The Board of Directors and Shareholders of
The Washington Post Company

In our opinion, the consolidated financial statements, including the financial statement schedule, referred to under Item 14(a)(i) on page 20 and listed in the index on page 23 present fairly, in all material respects, the financial position of The Washington Post Company and its subsidiaries at December 29, 1996 and December 31, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP


Washington, D.C.
January 28, 1997

                       Consolidated Statements of Income
================================================================================

                                                                     Fiscal year ended
                                                        ---------------------------------------
                                                         December 29,  December 31,  January 1,
(in thousands, except share amounts)                         1996         1995         1995
-----------------------------------------------------------------------------------------------
OPERATING REVENUES
  Advertising   . . . . . . . . . . . . . . .            $1,172,706   $1,094,620   $1,026,672
  Circulation and subscriber  . . . . . . . .               490,973      453,330      438,500
  Other   . . . . . . . . . . . . . . . . . .               189,766      171,499      148,806
                                                         ----------   ----------   ----------
                                                          1,853,445    1,719,449    1,613,978
                                                         ----------   ----------   ----------

OPERATING COSTS AND EXPENSES
  Operating   . . . . . . . . . . . . . . . .             1,007,057      948,088      861,464
  Selling, general, and administrative  . . .               414,280      403,064      390,296
  Depreciation and amortization of property, plant,
    and equipment   . . . . . . . . . . . . .                65,103       65,850       61,950
  Amortization of goodwill and other intangibles             29,836       31,429       25,393
                                                         ----------   ----------   ----------

                                                          1,516,276    1,448,431    1,339,103
                                                         ----------   ----------   ----------

INCOME FROM OPERATIONS  . . . . . . . . . . .               337,169      271,018      274,875
  Equity in earnings of affiliates  . . . . .                19,702       24,512        7,325
  Interest income   . . . . . . . . . . . . .                 5,359        7,974        9,196
  Interest expense  . . . . . . . . . . . . .                (1,514)      (5,600)      (5,590)
  Other income (expense), net   . . . . . . .                  (499)      13,492        1,116
                                                         ----------   ----------   ----------

INCOME BEFORE INCOME TAXES    . . . . . . . .               360,217      311,396      286,922

PROVISION FOR INCOME TAXES  . . . . . . . . .               139,400      121,300      117,250
                                                         ----------   ----------   ----------

NET INCOME  . . . . . . . . . . . . . . . . .               220,817      190,096      169,672

REDEEMABLE PREFERRED STOCK DIVIDENDS  . . . .                  (680)          --           --
                                                         ----------   ----------   ----------

NET INCOME AVAILABLE FOR COMMON SHARES  . . .            $  220,137   $  190,096   $  169,672
                                                         ==========   ==========   ==========

EARNINGS PER COMMON SHARE . . . . . . . . . .            $    20.05   $    17.15   $    14.65
                                                         ==========   ==========   ==========

The information on pages 30 through 39 is an integral part of the financial statements.

                          Consolidated Balance Sheets
================================================================================

                                                                      December 29, December 31,
(in thousands, except share amounts)                                      1996         1995
------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . .  $  102,278   $  146,901
  Investments in marketable debt securities   . . . . . . . . . . .          --       12,756
  Accounts receivable, net  . . . . . . . . . . . . . . . . . . . .     233,063      200,698
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . .      24,427       26,766
  Other current assets  . . . . . . . . . . . . . . . . . . . . . .      22,863       19,449
                                                                     ----------   ----------

                                                                        382,631      406,570


INVESTMENTS IN AFFILIATES   . . . . . . . . . . . . . . . . . . . .     199,278      189,053


PROPERTY, PLANT, AND EQUIPMENT
  Buildings   . . . . . . . . . . . . . . . . . . . . . . . . . . .     188,527      190,543
  Machinery, equipment, and fixtures  . . . . . . . . . . . . . . .     768,509      664,403
  Leasehold improvements  . . . . . . . . . . . . . . . . . . . . .      28,883       33,805
                                                                     ----------   ----------

                                                                        985,919      888,751

  Less accumulated depreciation and amortization  . . . . . . . . .    (594,195)    (535,691)
                                                                     ----------   ----------

                                                                        391,724      353,060
  Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      34,332       32,513
  Construction in progress  . . . . . . . . . . . . . . . . . . . .      85,307       71,786
                                                                     ----------   ----------

                                                                        511,363      457,359

GOODWILL AND OTHER INTANGIBLES, less accumulated amortization of
  $207,768 and $177,932   . . . . . . . . . . . . . . . . . . . . .     544,349      472,291


DEFERRED CHARGES AND OTHER ASSETS   . . . . . . . . . . . . . . . .     232,790      207,620
                                                                     ----------   ----------

                                                                     $1,870,411   $1,732,893
                                                                     ==========   ==========

The information on pages 30 through 39 is an integral part of the financial statements.

                                                                              December 29, December 31,
(in thousands, except share amounts)                                              1996         1995
-------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued liabilities  . . . . . . . . . . . . . . .   $  194,186  $  172,004
    Federal and state income taxes  . . . . . . . . . . . . . . . . . . . .        5,381       3,494
    Deferred subscription revenue . . . . . . . . . . . . . . . . . . . . .       82,069      82,457
    Current portion of long-term debt . . . . . . . . . . . . . . . . . . .           --      50,222
                                                                              ----------  ----------

                                                                                 281,636     308,177

OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      223,878     205,869
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . .       30,147      34,643
                                                                              ----------  ----------

                                                                                 535,661     548,689
                                                                              ----------  ----------

COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK, Series A, $1 par value, with a redemption and liquidation value of $1,000 per share; 23,000 shares authorized; 11,947
    shares issued and outstanding . . . . . . . . . . . . . . . . . . . . .       11,947          --

PREFERRED STOCK, $1 par value; 977,000 shares authorized  . . . . . . . . .           --          --

COMMON SHAREHOLDERS' EQUITY

  Common stock
    Class A common stock, $1 par value; 7,000,000 shares
        authorized; 1,779,250 and 1,804,250 shares
        issued and outstanding  . . . . . . . . . . . . . . . . . . . . . .        1,779       1,804
    Class B common stock, $1 par value; 40,000,000 shares
        authorized; 18,220,750 and 18,195,750 shares
        issued; 9,131,165 and 9,201,163 shares outstanding  . . . . . . . .       18,221      18,196
    Capital in excess of par value  . . . . . . . . . . . . . . . . . . . .       26,455      24,941
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,002,359   1,832,706
    Cumulative foreign currency translation adjustment  . . . . . . . . . .        4,663       5,537
    Unrealized gain on available-for-sale securities (net of taxes) . . . .        3,155       3,224
    Cost of 9,089,585 and 8,994,587 shares of Class B
        common stock held in treasury   . . . . . . . . . . . . . . . . . .     (733,829)   (702,204)
                                                                              ----------  ----------

                                                                               1,322,803   1,184,204
                                                                              ----------  ----------

                                                                              $1,870,411  $1,732,893
                                                                              ==========  ==========

The information on pages 30 through 39 is an integral part of the financial statements.

                     Consolidated Statements of Cash Flows
================================================================================

                                                                                       Fiscal year ended
                                                                          ----------------------------------------
                                                                             December 29, December 31,  January 1,
(in thousands)                                                                   1996         1995        1995
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income     . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  220,817  $  190,096   $  169,672
     Adjustments to reconcile net income to net cash provided
       by operating activities:
         Depreciation and amortization of property,
            plant, and equipment  . . . . . . . . . . . . . . . . . . . . .       65,103      65,850       61,950
         Amortization of goodwill and other intangibles   . . . . . . . . .       29,836      31,429       25,393
         Gain from disposition of businesses, net   . . . . . . . . . . . .       (3,112)     (1,341)          --
         Equity in earnings of affiliates, net of distributions   . . . . .      (11,099)    (18,090)      (4,333)
         Provision for deferred income taxes  . . . . . . . . . . . . . . .       (4,273)      5,408       (6,882)
         Change in assets and liabilities:
            (Increase) in accounts receivable, net  . . . . . . . . . . . .      (31,444)    (25,579)     (34,543)
            Decrease (increase) in inventories  . . . . . . . . . . . . . .        2,339      (6,388)      (3,959)
            Increase (decrease) in accounts payable and
               accrued liabilities  . . . . . . . . . . . . . . . . . . . .       26,923     (15,507)      17,376
            Increase (decrease) in income taxes payable   . . . . . . . . .        1,887      (3,099)      (9,133)
            (Increase) decrease in other assets and other liabilities, net       (19,635)     13,074      (20,192)
         Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,093      10,605        9,110
                                                                              ----------  ----------   ----------

            Net cash provided by operating activities   . . . . . . . . . .      287,435     246,458      204,459
                                                                              ----------  ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Net proceeds from sale of businesses   . . . . . . . . . . . . . . . . .        3,517      32,743           --
   Purchases of property, plant, and equipment  . . . . . . . . . . . . . .      (79,981)   (121,697)     (74,642)
   Purchases of marketable debt securities  . . . . . . . . . . . . . . . .           --     (55,649)     (38,994)
   Maturities and sales of marketable debt securities   . . . . . . . . . .       12,821      67,453      274,776
   Investments in certain businesses  . . . . . . . . . . . . . . . . . . .     (147,471)     (1,757)    (281,937)
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          784         552       (1,124)
                                                                              ----------  ----------   ----------

            Net cash used in investing activities   . . . . . . . . . . . .     (210,330)    (78,355)    (121,921)
                                                                              ----------  ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payments on debt   . . . . . . . . . . . . . . . . . . . . . .      (50,209)         --       (1,400)
   Issuance of redeemable preferred stock   . . . . . . . . . . . . . . . .       11,947          --           --
   Dividends paid   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (51,164)    (48,887)     (48,721)
   Common shares repurchased  . . . . . . . . . . . . . . . . . . . . . . .      (32,302)    (89,584)     (86,660)
                                                                              ----------  ----------   ----------

            Net cash used in financing activities   . . . . . . . . . . . .     (121,728)   (138,471)    (136,781)
                                                                              ----------  ----------   ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . .      (44,623)     29,632      (54,243)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . . . . . . . . . . . . . .      146,901     117,269      171,512
                                                                              ----------  ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . . . . . . . . . .   $  102,278  $  146,901   $  117,269
                                                                              ==========  ==========   ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year for:
   Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  142,000  $  122,000   $  134,700
   Interest       . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    5,115  $    5,102   $    5,200

The information on pages 30 through 39 is an integral part of the financial statements.

                       Consolidated Statements of Changes
                         in Common Shareholders' Equity
================================================================================


                                                                                               Cumulative    Unrealized
                                                                                                Foreign       Gain on
                                                 Class A    Class B   Capital in                Currency     Available-
                                                  Common    Common    Excess of    Retained    Translation    for-Sale     Treasury
(in thousands, except share amounts)               Stock     Stock    Par Value    Earnings    Adjustment    Securities     Stock
------------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 2, 1994 . . . . . . . . . . . .   $1,843   $18,157     $21,354     $1,570,546    $2,908      $      --    $(527,389)
  Net income for the year   . . . . . . . . . .                                       169,672
  Dividends paid on common stock --
     $4.20 per share  . . . . . . . . . . . . .                                       (48,721)
  Repurchase of 366,500 shares of
     Class B common stock   . . . . . . . . . .                                                                             (86,660)
  Restricted stock award forfeitures of 811
     shares, net of issuance of Class B common
     stock  . . . . . . . . . . . . . . . . . .                           (130)                                                 (49)
  Change in foreign currency translation
     adjustment   . . . . . . . . . . . . . . .                                                   2,420
  Unrealized gain on available-for-sale
     securities (net of taxes)  . . . . . . . .                                                                  2,933
  Other   . . . . . . . . . . . . . . . . . . .                             49
                                                  ------   -------     -------     ----------    ------      ---------    ---------
BALANCE JANUARY 1, 1995 . . . . . . . . . . . .    1,843    18,157      21,273      1,691,497     5,328          2,933     (614,098)
  Net income for the year   . . . . . . . . . .                                       190,096
  Dividends paid on common stock --
     $4.40 per share  . . . . . . . . . . . . .                                       (48,887)
  Repurchase of 361,106 shares of
     Class B common stock   . . . . . . . . . .                                                                             (89,584)
  Issuance of 20,465 shares of Class B common
     stock, net of restricted stock award
     forfeitures. . . . . . . . . . . . . . . .                          3,403                                                1,478
  Change in foreign currency translation
     adjustment   . . . . . . . . . . . . . . .                                                      209
  Unrealized gain on available-for-sale
     securities (net of taxes)  . . . . . . . .                                                                    291
  Conversion of Class A common
     stock to Class B common stock  . . . . . .      (39)       39
  Other   . . . . . . . . . . . . . . . . . . .                            265
                                                  ------   -------     -------     ----------    ------      ---------    ---------
BALANCE DECEMBER 31, 1995 . . . . . . . . . . .    1,804    18,196      24,941      1,832,706     5,537          3,224     (702,204)
  Net income for the year   . . . . . . . . . .                                       220,817
  Dividends paid on common stock --
     $4.60 per share  . . . . . . . . . . . . .                                       (50,484)
  Dividends paid on redeemable preferred stock                                           (680)
  Repurchase of 103,642 shares of
     Class B common stock   . . . . . . . . . .                                                                             (32,302)
  Issuance of 8,644 shares of Class B common
     stock, net of restricted stock award
     forfeitures. . . . . . . . . . . . . . . .                          1,173                                                  677
  Change in foreign currency translation
     adjustment   . . . . . . . . . . . . . . .                                                    (874)
  Unrealized gain on available-for-sale
     securities (net of taxes)   . . . . . . . .                                                                   (69)
  Conversion of Class A common
     stock to Class B common stock  . . . . . .      (25)       25
  Other   . . . . . . . . . . . . . . . . . . .                            341
                                                  ------   -------     -------     ----------    ------      ---------    ---------
BALANCE DECEMBER 29, 1996 . . . . . . . . . . .   $1,779   $18,221     $26,455     $2,002,359    $4,663      $   3,155    $(733,829)
                                                  ======   =======     =======     ==========    ======      =========    =========

The information on pages 30 through 39 is an integral part of the financial statements.

                   Notes to Consolidated Financial Statements
================================================================================

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Washington Post Company (the company) operates principally in four areas of the media business: newspaper publishing, television broadcasting, magazine publishing, and cable television. Segment data is set forth in Note M.

FISCAL YEAR. The company reports on a 52-53 week fiscal year ending on the Sunday nearest December 31. The fiscal years 1996, 1995, and 1994, which ended December 29, 1996, December 31, 1995, and January 1, 1995, respectively, included 52 weeks. With the exception of the newspaper publishing operations, subsidiaries of the company report on a calendar-year basis.

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

INVESTMENTS IN MARKETABLE SECURITIES. Marketable securities held to maturity consist of debt instruments that mature over 90 days from the purchase date and are stated at cost plus accrued interest, which approximates fair value. At December 31, 1995, the company's investments in marketable debt securities consisted of U.S. Government and Government Agency obligations. Other investments in marketable equity securities available for sale are classified in "Deferred charges and other assets" in the Consolidated Balance Sheets. Unrealized gains or losses (net of taxes) relating to such investments are reported separately in the "Unrealized gain on available-for-sale securities (net of taxes)" in the Consolidated Balance Sheets.

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

GOODWILL AND OTHER INTANGIBLES. Goodwill and other intangibles represent the unamortized excess of the cost of acquiring subsidiary companies over the fair values of such companies' net tangible assets at the dates of acquisition. Goodwill and other intangibles are being amortized by use of the straight-line method over various periods up to 40 years.

IMPAIRMENT OF LONG-LIVED ASSETS. Effective January 1, 1996, the company adopted Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." FAS 121 requires that long-lived assets and certain identifiable intangibles, including goodwill, to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon adoption of this standard, the company evaluated its long-lived assets using projected undiscounted future cash flows and operating income for each subsidiary and determined that no material impairment of these assets existed at January 1, 1996, and, accordingly, no loss was recognized. The company believes that no material impairment existed at December 29, 1996.

PROGRAM RIGHTS. The broadcast subsidiaries are parties to agreements that entitle them to show syndicated and other programs on television. The cost of such program rights is recognized as the gross amount of the related liability when the programs are available for broadcasting. The cost is charged to operations using accelerated and straight-line rates that appropriately match the cost of programming with associated revenues. The unamortized cost of such rights and the liability for future payments under these agreements are included in the Consolidated Balance Sheets.

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

FOREIGN CURRENCY TRANSLATION. Gains and losses on foreign currency transactions and the translation of the accounts of the company's foreign operations where the U.S. dollar is the func-tional currency are recognized currently in the Consolidated Statements of Income. Gains and losses on translation of the accounts of the company's foreign operations where the local currency is the functional currency and the company's equity investments in its foreign affiliates are accumulated and reported separately in the "Cumulative foreign currency translation adjustment" in the Consolidated Balance Sheets.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. The company provides certain health care and life insurance benefits for retired employees. The expected cost of providing these postretirement benefits is accrued over the years that employees render services.

STOCK-BASED COMPENSATION. Effective January 1, 1996, the company adopted Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation." In accordance with the standard, the company has elected to continue to measure compensation expense for its stock option plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"; accordingly, the company does not recognize compensation expense for its stock option plan. Pro forma disclosures of net income and earnings per share as if the fair-value based method prescribed by FAS 123 had been applied in measuring compensation expense are provided in Note G.

B. ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts receivable at December 29, 1996, and December 31, 1995, consist of the following (in thousands):

                                           1996      1995
-----------------------------------------------------------
Accounts receivable, less estimated
  returns, doubtful accounts
  and allowances of $48,388
  and $41,964   . . . . . . . . . . .    $220,168  $188,845
Other . . . . . . . . . . . . . . . .      12,895    11,853
                                         --------  --------

                                         $233,063  $200,698
                                         ========  ========

     Accounts payable and accrued liabilities at December 29, 1996, and December 31, 1995, consist of the following (in thousands):

                                           1996      1995
-----------------------------------------------------------
Accounts payable and accrued
  expenses  . . . . . . . . . . . . .    $121,485  $ 97,520
Accrued payroll and related benefits       41,083    40,781
Accrued interest expense  . . . . . .          --     4,232
Deferred tuition revenue  . . . . . .      18,299    15,862
Due to affiliates (newsprint) . . . .      13,319    13,609
                                         --------  --------

                                         $194,186  $172,004
                                         ========  ========



C. INVESTMENTS IN AFFILIATES

The company's investments in affiliates at December 29, 1996, and December 31, 1995, include the following (in thousands):

                                           1996      1995
-----------------------------------------------------------
Cowles Media Company  . . . . . . . . .  $ 86,087  $ 83,097
Newsprint mills . . . . . . . . . . . .    87,122    77,018
Other . . . . . . . . . . . . . . . . .    26,069    28,938
                                         --------  --------

                                         $199,278  $189,053
                                         ========  ========


     The company's investments in affiliates include a 28 percent interest in the stock of Cowles Media Company, which owns and operates the Minneapolis Star Tribune and several other smaller properties.

     The company's interest in newsprint mills includes a 49 percent interest in the common stock of Bowater Mersey Paper Company Limited, which owns and operates a newsprint mill in Nova Scotia and 35 percent limited partnership interests in both Bear Island Paper Company, which owns and operates a newsprint mill near Richmond, Virginia, and Bear Island Timberlands Company, which owns timberland and supplies Bear Island Paper Company with a major portion of its wood requirements. Operating costs and expenses of the company include newsprint supplied by Bowater, Inc. (parent to Bowater Mersey Paper Company), and Bear Island Paper Company, the cost of which was approximately $67,200,000 in 1996, $73,600,000 in 1995, and $53,200,000 in 1994.

     The company's other investments represent a 50 percent common stock interest in the International Herald Tribune newspaper, published near Paris, France, and a 50 percent common stock interest in the Los Angeles
Times-Washington Post News Service, Inc.

     Summarized financial data for the affiliates' operations are as follows (in thousands):

                            1996       1995       1994
---------------------------------------------------------
FINANCIAL POSITION

Working capital . . .   $(31,042)  $(82,505) $(125,667)
Property, plant, and
    equipment . . . .    411,644    415,874    407,235
Total assets  . . . .    788,024    791,748    749,165
Long-term debt  . . .    158,999    165,284    180,988
Net equity  . . . . .    304,828    265,918    213,484

RESULTS OF OPERATIONS

Operating revenues  .   $918,148   $904,482  $ 766,232
Operating income  . .    115,738    120,843     46,741
Net income  . . . . .     68,918     69,070     29,235

    The following table summarizes the status and results of the company's investments in affiliates (in thousands):

                                       1996       1995
--------------------------------------------------------
Beginning investment  . . . . .     $189,053   $170,754
Equity in earnings  . . . . . .       19,702     24,512
Dividends and distributions
    received  . . . . . . . . .       (8,603)    (6,422)
Foreign currency translation  .         (874)       209
                                    --------   --------

Ending investment . . . . . . .     $199,278   $189,053
                                    ========   ========

    At December 29, 1996, the unamortized excess of the company's investments over its equity in the underlying net assets of its affiliates at the dates of acquisition was approximately $78,500,000. Amortization included in "Equity in earnings of affiliates" in the Consolidated Statements of Income was approximately $2,600,000 for the years ended December 29, 1996, December 31, 1995, and January 1, 1995.

D. INCOME TAXES

    The provision for income taxes consists of the following (in thousands):

                                     Current     Deferred
---------------------------------------------------------
1996
U.S. Federal  . . . . . . . . .    $  120,612   $ (3,575)
Foreign . . . . . . . . . . . .           718        598
State and local . . . . . . . .        22,343     (1,296)
                                   ----------   --------

                                   $  143,673   $ (4,273)
                                   ==========   ========

1995
U.S. Federal  . . . . . . . . .    $   96,630   $  3,525
Foreign . . . . . . . . . . . .           608      1,215
State and local . . . . . . . .        18,654        668
                                   ----------   --------

                                   $  115,892   $  5,408
                                   ==========   ========

1994
U.S. Federal  . . . . . . . . .    $  103,182   $ (6,356)
Foreign . . . . . . . . . . . .           509        323
State and local . . . . . . . .        20,441       (849)
                                   ----------   --------

                                   $  124,132   $ (6,882)
                                   ==========   ========

     The provision for income taxes exceeds the amount of income tax determined by applying the U.S. Federal statutory rate of 35 percent to income before taxes as a result of the following (in thousands):

                                 1996      1995       1994
------------------------------------------------------------
U.S. Federal statutory
    taxes . . . . . . . . .   $126,076  $108,989   $100,423
State and local taxes
    net of U.S. Federal
    income tax benefit  . .     13,681    12,559     12,735
Amortization of goodwill
    not deductible for
    income tax purposes . .      2,336     2,373      3,146
Other, net  . . . . . . . .     (2,693)   (2,621)       946
                              --------  --------   --------
Provision for income
    taxes . . . . . . . . .   $139,400  $121,300   $117,250
                              ========  ========   ========



     Deferred income taxes at December 29, 1996, December 31, 1995, and January 1, 1995, consist of the following (in thousands):

                                     1996      1995      1994
---------------------------------------------------------------
Accrued postretirement
  benefits  . . . . . . . .       $ 49,363  $ 47,167  $ 45,568
Other benefit obligations .         26,634    20,963    22,903
Accounts receivable . . . .          8,399     6,765     6,559
Other . . . . . . . . . . .         12,373     9,134     7,664
                                  --------  --------  --------

Deferred tax asset  . . . .         96,769    84,029    82,694
                                  --------  --------  --------

Property, plant, and
  equipment   . . . . . . .         39,248    42,159    44,250
Prepaid pension cost  . . .         65,300    55,574    48,732
Affiliate operations  . . .         14,977    14,165    12,671
Investment tax credit . . .          1,589     2,301     3,013
Other . . . . . . . . . . .          5,802     4,473     3,132
                                  --------  --------  --------

Deferred tax liability  . .        126,916   118,672   111,798
                                  --------  --------  --------

Deferred income taxes . . .       $ 30,147  $ 34,643  $ 29,104
                                  ========  ========  ========


E. DEBT

As of December 31, 1995, the company held long-term debt totaling $50,222,000, which consisted of unsecured European Currency Unit notes bearing interest at
10.1 percent. The company retired the notes in the first quarter of 1996.

     In 1996 the company established a five-year, $300,000,000 revolving credit facility to provide for direct borrowings and also support the issuance of short-term promissory notes. Under the terms of the credit agreement, interest on borrowings is at floating rates, and the company is required to pay a facility fee on used and unused portions of the facility. The agreement also contains certain covenants, including a financial covenant that requires the company to maintain common shareholders' equity of $850,000,000. At December 29, 1996, there were no borrowings outstanding under the facility, and the company was in compliance with all covenants.

F. REDEEMABLE PREFERRED STOCK

In connection with the acquisition of a cable television system during the first quarter of 1996, the company issued 11,947 shares of its Series A Preferred Stock and agreed to issue an additional 1,282 shares of such stock on February 23, 2000 (which additional number of shares is subject to reduction in the event of any breach of the representations and warranties made by the seller in the acquisition agreement).

         The Series A Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share; it is redeemable by the company at any time on or after October 1, 2015, at a redemption price of $1,000 per share. In addition, the holders of such stock have a right to require the company to purchase their shares at the redemption price during an annual 60-day election period, with the first such period beginning on February 23, 2001. Dividends on the Series A Preferred Stock are payable four times a year at the annual rate of $80.00 per share in preference to any dividends on the company's common stock. The Series A Preferred Stock is not convertible into any other security of the company, and the holders thereof have no voting rights except with respect to any proposed changes in the preferences and special rights of such stock.

G. CAPITAL STOCK, STOCK AWARDS AND STOCK OPTIONS

CAPITAL STOCK. Each share of Class A common stock and Class B common stock participates equally in dividends. The Class B stock has limited voting rights and as a class has the right to elect 30 percent of the Board of Directors; the Class A stock has unlimited voting rights including the right to elect a majority of the Board of Directors.

         During 1996, 1995, and 1994 the company purchased a total of 103,642, 361,106, and 366,500 shares, respectively, of its Class B common stock at a cost of approximately $32,302,000, $89,584,000, and $86,660,000.

STOCK AWARDS. In 1982 the company adopted a Long-Term Incentive Compensation Plan that, among other provisions, authorizes the awarding of stock to key employees. Stock awards made under the Incentive Compensation Plan are subject to the general restriction that stock awarded to a participant will be forfeited and revert to company ownership if the participant's employment terminates before the end of a specified period of service to the company. At December 29, 1996, there were 124,410 shares reserved for issuance under the Incentive Compensation Plan. Of this number, 30,490 shares were subject to awards outstanding, and 93,920 shares were available for future awards. Activity related to stock awards for the years ended December 29, 1996, and December 31, 1995, was as follows:

                              1996             1995
                         --------------   ----------------
                         Number Average   Number   Average
                           of    Award      of      Award
                         Shares  Price    Shares    Price
----------------------------------------------------------
AWARDS OUTSTANDING

Beginning of year . .    31,378  $237.85  26,860   $214.79
    Awarded . . . . .        64   313.88  17,753    244.90
    Vested  . . . . .        --       -- (12,472)   198.50
    Forfeited . . . .      (952)  243.61    (763)   233.23
                         ------          -------

End of year . . . . .    30,490  $237.83  31,378   $237.85
                         ======          =======


         For the share awards outstanding at December 29, 1996, the aforementioned restriction will lapse in January 1997 for 13,521 shares and in January 1999 for 16,969 shares.

STOCK OPTIONS. The Employee Stock Option Plan, which was adopted in 1971 and amended in 1993, reserves 1,900,000 shares of the company's Class B common stock for options to be granted under the plan. The purchase price of the shares covered by an option cannot be less than the fair value on the granting date. At December 29, 1996, there were 650,075 shares reserved for issuance under the Stock Option Plan, of which 178,625 shares were subject to options outstanding and 471,450 shares were available for future grants.

         Changes in options outstanding for the years ended December 29, 1996, and December 31, 1995, were as follows:

                              1996               1995
                        ---------------    -----------------
                        Number  Average    Number    Average
                          of     Option      of       Option
                        Shares   Price     Shares     Price
------------------------------------------------------------
Beginning of year .     168,525  $258.59   164,500   $255.35
     Granted  . . .      19,500   343.94     9,000    298.75
     Exercised  . .      (9,400)  214.89    (3,475)   204.81
     Canceled   . .          --       --    (1,500)   268.50
                        -------            -------

End of year . . . .     178,625  $270.21   168,525   $258.59
                        =======            =======


         Of the shares covered by options outstanding at the end of 1996, 93,500 are now exercisable, 13,000 will become exercisable in 1997, 10,125 will become exercisable in 1998, 57,125 will become exercisable in 1999, and, 4,875 will become exercisable in 2000.

         At December 29, 1996, options were outstanding at prices ranging from $173.00 to $343.94 with a weighted-average remaining contractual life of approximately 6 years. All options were granted at an exercise price equal to or greater than the fair market value of the company's common stock at the date of grant. The weighted-average fair value at date of grant for options granted during 1996 and 1995 was $96.53 and $77.12 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes method with the following assumptions:

                                          1996      1995
-----------------------------------------------------------
Expected life (years) . . . . . . . .       7           7
Interest rate . . . . . . . . . . . .    6.26%       5.61%
Volatility  . . . . . . . . . . . . .    14.6%       14.3%
Dividend yield  . . . . . . . . . . .     1.5%        1.5%


         Stock-based compensation costs resulting from stock awards reduced pretax income by $1.9 million ($1.1 million after tax or $0.10 per share) and $1.8 million ($1.1 million after tax or $0.10 per share) in 1996 and 1995, respectively. Had the fair values of options granted in 1996 and 1995 been recognized as compensation expense, stock-based compensation costs would have been increased by $0.6 million ($0.4 million after tax or $0.04 per share) and $0.2 million ($0.1 million after tax or $0.01 per share) in 1996 and 1995, respectively. The pro forma effect on net income for 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

AVERAGE NUMBER OF SHARES OUTSTANDING. Earnings per share are based on the weighted average number of shares of common stock outstanding during each year, adjusted for the dilutive effect of shares issuable under outstanding stock options, and awards made under the Incentive Compensation Plan. The average number of shares outstanding was 10,980,000 for 1996, 11,086,000 for 1995, and 11,582,000 for 1994.

H. RETIREMENT PLANS

The company and its subsidiaries have various funded and unfunded pension and incentive savings plans and in addition contribute to several multi-employer plans on behalf of certain union-represented employee groups. Substantially all of the company's employees, including some located in foreign countries, are covered by these plans. Pension benefit for all retirement plans combined was $3,900,000 in 1996, $600,000 in 1995, and $1,600,000 in 1994.

         The costs for the company's defined benefit pension plans are actuarially determined and include amortization of prior service costs over various periods, generally not exceeding 20 years. The company's policy is to fund the costs accrued for its defined benefit plans.

         The following table sets forth the funded status of the defined benefit plans and amounts recognized in "Deferred charges and other assets" in the Consolidated Balance Sheets at December 29, 1996, and December 31, 1995 (in thousands):

                                                      1996       1995
------------------------------------------------------------------------
Actuarial present value of accumulated
  plan benefits, including
  vested benefits of $212,158
  and $179,123  . . . . . . . . . . . . . . . . . . $219,154   $183,573
                                                    ========   ========
Plan assets at fair value, primarily
  listed securities   . . . . . . . . . . . . . . . $731,999   $610,560
Projected benefit obligation for
  service rendered to date  . . . . . . . . . . . . (261,266)  (227,793)
                                                    --------   --------
Plan assets in excess of projected
  benefit obligation  . . . . . . . . . . . . . . .  470,733    382,767
Prior service cost not yet recognized in
  periodic pension cost   . . . . . . . . . . . . .   15,987     12,185
Less unrecognized net gain from past
  experience different from that
  assumed   . . . . . . . . . . . . . . . . . . . . (277,049)  (201,024)
Less unrecognized net asset
  (transition amount) being
  recognized over approximately
  17 years  . . . . . . . . . . . . . . . . . . . .  (45,937)   (53,602)
                                                    --------   --------

Prepaid pension cost  . . . . . . . . . . . . . . . $163,734   $140,326
                                                    ========   ========


      The net pension credit for the years ended December 29, 1996, December 31, 1995, and January 1, 1995, includes the following components (in thousands):

                                 1996       1995       1994
---------------------------------------------------------------
Service cost for benefits
  earned during the
  period  . . . . . . . . .    $  10,373   $  10,623   $  9,117
Interest cost on projected
  benefit obligation  . . .       17,741      15,430     14,022
Actual return on plan
  assets  . . . . . . . . .     (129,756)   (162,253)    (7,211)
Net amortization and
  deferral  . . . . . . . .       78,373     116,812    (36,751)
                               ---------   ---------   --------

Net pension credit  . . . .    $ (23,269)  $ (19,388)  $(20,823)
                               =========   =========   ========


       The weighted average discount rate and rate of increase in future compensation levels used for 1996, 1995, and 1994 in determining the actuarial present value of the projected benefit obligation were 7.5 percent and 4 percent, respectively. The expected long-term rate of return on assets was 9 percent in 1996, 1995, and 1994.

       Contributions to multi-employer pension plans, which are generally based on hours worked, amounted to $1,700,000 in 1996, $1,800,000 in 1995, and
$1,700,000 in 1994.

       The costs of unfunded retirement plans are charged to expense when accrued. The company's liability for such plans, which is included in "Other liabilities" in the Consolidated Balance Sheets, was $51,600,000 at December 29, 1996, and $50,700,000 at December 31, 1995.

I. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

       The company and its subsidiaries provide health care and life insurance benefits to certain retired employees. These employees become eligible for benefits after meeting minimum age and service requirements.

       The following table sets forth the amounts included in "Other liabilities" in the Consolidated Balance Sheets at December 29, 1996, and December 31, 1995 (in thousands):

                                                     1996       1995
---------------------------------------------------------------------
Accumulated postretirement benefit
  obligation:
  Retirees . . . . . . . . . . . . . . . .         $ 49,806  $ 48,178
  Fully eligible active plan
     participants  . . . . . . . . . . . .            7,828     7,356
  Other active plan participants   . . . .           36,125    33,538
                                                   --------  --------

                                                     93,759    89,072

Unrecognized prior service costs arising
  from plan amendments  . . . . . . . . .             4,123     3,017
Unrecognized net gain from past
  experience different from that
  assumed   . . . . . . . . . . . . . . .            15,911    17,268
                                                   --------  --------

Accrued postretirement benefit cost . . .          $113,793  $109,357
                                                   ========  ========


         Net periodic postretirement benefit cost for 1996, 1995, and 1994 includes the following components (in thousands):

                                  1996       1995       1994
--------------------------------------------------------------
Service cost for benefits
    earned during the
    period  . . . . . . . . .    $2,939    $ 2,719     $ 3,373
Interest cost on accumulated
    post-retirement benefit
    obligation  . . . . . . .     6,546      6,515       7,419
Amortization of prior
    service costs . . . . . .      (290)      (290)       (214)
Amortization of gains . . . .      (909)    (1,296)         --
                                 ------    -------     -------
Net periodic postretirement
    benefit cost  . . . . . .    $8,286    $ 7,648     $10,578
                                 ======    =======     =======

         For 1996 and 1995 the accumulated postretirement benefit obligation was determined using a discount rate of 7.5 percent and health care cost trend rates of approximately 11.4 percent to 12 percent for pre-age-65 benefits, decreasing to 5.5 percent in the year 2015 and thereafter; and rates of approximately 10.8 percent to 11.4 percent for post-age-65 benefits, decreasing to 5.5 percent in the year 2015 and thereafter. For 1994 the accumulated postretirement benefit obligation was determined using a discount rate of 8 percent and a health care cost trend rate of approximately 14 percent for pre-age-65 benefits, decreasing to 6.5 percent in the year 2022 and thereafter; and rates of approximately 11 to 14 percent for post-age-65 benefits, decreasing to 6.5 percent in the year 2022 and thereafter.

         The effect on the accumulated postretirement benefit obligation at December 29, 1996, of a 1 percent increase each year in the health care cost trend rate used would result in increases of approximately $11,900,000 in the obligation and $1,300,000 in the aggregate service and interest components of the 1996 expense.

         The company's policy is to fund the above-mentioned benefits as claims and premiums are paid. The cash expenditures for postretirement benefits were $3,850,000 in 1996, $2,980,000 in 1995, and $3,262,000 in 1994.

J. LEASE AND OTHER COMMITMENTS

The company leases primarily real property under operating agreements. Many of the leases contain renewal options and escalation clauses that require payments of additional rent to the extent of increases in the related operating costs.

         At December 29, 1996, future minimum rental payments under noncancelable operating leases are as follows (in thousands):

1997  . . . . . . . . . . . . . . . . . . .     $ 20,918
1998  . . . . . . . . . . . . . . . . . . .       18,130
1999  . . . . . . . . . . . . . . . . . . .       15,533
2000  . . . . . . . . . . . . . . . . . . .       13,089
2001  . . . . . . . . . . . . . . . . . . .        9,703
Thereafter  . . . . . . . . . . . . . . . .       42,865
                                                --------
                                                $120,238
                                                ========

        Minimum payments have not been reduced by minimum sublease rentals of $3,800,000 due in the future under noncancelable subleases.

        Rent expense under operating leases included in operating costs and expenses was approximately $24,900,000 in 1996, $22,900,000 in 1995, and
$22,600,000 in 1994. Sublease income was approximately $800,000 in 1996, $1,600,000 in 1995, and $1,500,000 in 1994.

        The company's broadcast subsidiaries are parties to certain agreements that commit them to purchase programming to be produced in future years. At December 29, 1996 such commitments amounted to approximately $62,400,000. If such programs are not produced, the company's commitment would expire without obligation.

         In conjunction with the construction of new newspaper production facilities in the Washington, D.C., area, the company has entered into certain commitments to purchase plant and equipment. As of December 29, 1996, the open commitments relating to this project were approximately $140,000,000. The company expects this project to be completed in late 1998.

K. ACQUISITIONS AND DISPOSITIONS

During 1996 the company expended approximately $147,471,000 for investments in new businesses. These included, among others, cable systems serving approximately 66,000 subscribers, a commercial printer in the Maryland suburbs of Washington, D.C., a company which provides educational services to students in grades K through 12, and a publisher of business periodicals for the computer services industry and the Washington-area technology community.

         In April 1994 the company acquired substantially all of the assets comprising the businesses of television stations KPRC-TV, the NBC affiliate in Houston, Texas, and KSAT-TV, the ABC affiliate in San Antonio, Texas, for approximately $253,000,000 in cash, including related expenses.

         All acquisitions discussed above were accounted for using the purchase method and, accordingly, the assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition. The excess of the cost over the fair value of net assets acquired is being amortized over periods from 15 to 20 years. Pro forma results of operations, assuming these acquisitions were made at the beginning of the year in which the transactions were consummated, are not materially different from reported results of operations.

         In January 1995 the company sold substantially all of its 70 percent limited partnership interest in American Personal Communications (APC) to its partner, APC, Inc., and others, for approximately $33,000,000. The proceeds approximate the amounts the company had cumulatively invested in the partnership since it was formed in August 1990. The resulting gain, which is included in "Other income (expense), net" in the Consolidated Statements of Income, increased 1995 net income by $8.4 million and earnings per share by $0.75.

         In September 1995 the company wrote off its remaining investment in Mammoth Micro Productions, a producer and publisher of multimedia CD-ROM titles, originally acquired in 1994 for approximately $23,000,000. The loss resulting from the write-off, which is included in "Operating costs and expenses" in the Consolidated Statements of Income, decreased 1995 net income by $5.6 million and earnings per share by $0.51.

         In early 1997 the company purchased a cable system serving about 15,000 subscribers for approximately $22,000,000.

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

         Cable television operations consist of over 50 cable systems offering basic cable and pay television services to more than 594,000 subscribers in 16 midwestern, western, and southern states. The principal source of revenues is monthly subscription fees charged for services.

         Other businesses include the operations of educational centers engaged in preparing students for admissions tests and licensing examinations and offering academic enrichment programs, an engineering firm which provides services to the telecommunications industry, a regional sports cable system, an online information service devoted to federal and state legislation and regulations, a digital media and electronic information services provider, and a publisher of business periodicals for the computer services industry and the Washington-area technology community. The results of APC and Mammoth Micro Productions are included in other businesses prior to their disposition in January 1995 and September 1995, respectively.

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

         Identifiable assets by segment are those assets used in the company's operations in each business segment. Investments in affiliates are discussed in Note C. Corporate assets are principally cash and cash equivalents and investments in marketable debt securities.

                                                         Newspaper                Magazine     Cable       Other
(in thousands)                                           Publishing  Broadcasting Publishing  Television Businesses Consolidated
---------------------------------------------------------------------------------------------------------------------------------
1996
  Operating revenues  . . . . . . . . . . . . . .       $763,935     $335,156     $377,063    $229,695   $147,596   $1,853,445
                                                                                                                    ==========
  Income (loss) from operations   . . . . . . . .       $116,773     $155,026     $ 22,823    $ 56,023   $(13,476)  $  337,169
  Equity in earnings of affiliates  . . . . . . .                                                                       19,702
  Interest expense  . . . . . . . . . . . . . . .                                                                       (1,514)
  Other income, net   . . . . . . . . . . . . . .                                                                        4,860
                                                                                                                    ----------
  Income before income taxes  . . . . . . . . . .                                                                   $  360,217
                                                                                                                    ==========
  Identifiable assets   . . . . . . . . . . . . .       $420,601     $377,799     $226,411    $452,525   $ 86,070   $1,563,406
  Investments in affiliates   . . . . . . . . . .                                                                      199,278
  Corporate assets  . . . . . . . . . . . . . . .                                                                      107,727
                                                                                                                    ----------
      Total assets  . . . . . . . . . . . . . . .                                                                   $1,870,411
  Depreciation and amortization of property,                                                                        ==========
      plant, and equipment  . . . . . . . . . . .       $ 20,386     $ 10,482     $  4,610    $ 25,075    $ 4,550   $   65,103
  Amortization of goodwill and other intangibles        $    830     $ 11,252                 $ 16,785    $   969   $   29,836
  Capital expenditures  . . . . . . . . . . . . .       $ 19,441     $ 10,923     $  4,798    $ 37,362    $ 7,457   $   79,981

1995
  Operating revenues  . . . . . . . . . . . . . .       $729,172     $306,108     $352,619    $194,142   $137,408   $1,719,449
                                                                                                                    ==========
  Income (loss) from operations   . . . . . . . .       $109,737     $132,351     $ 15,008    $ 41,019   $(27,097)  $  271,018
  Equity in earnings of affiliates  . . . . . . .                                                                       24,512
  Interest expense  . . . . . . . . . . . . . . .                                                                       (5,600)
  Other income, net   . . . . . . . . . . . . . .                                                                       21,466
                                                                                                                    ----------
  Income before income taxes  . . . . . . . . . .                                                                   $  311,396
                                                                                                                    ==========
  Identifiable assets   . . . . . . . . . . . . .       $399,090     $387,462     $204,947    $322,443   $ 73,055   $1,386,997
  Investments in affiliates   . . . . . . . . . .                                                                      189,053
  Corporate assets  . . . . . . . . . . . . . . .                                                                      156,843
                                                                                                                    ----------
      Total assets  . . . . . . . . . . . . . . .                                                                   $1,732,893
  Depreciation and amortization of property,                                                                        ==========
      plant, and equipment  . . . . . . . . . . .       $ 18,248     $  9,958     $  4,633    $ 28,819   $  4,192   $   65,850
  Amortization of goodwill and other intangibles        $    800     $ 11,253                 $ 12,150   $  7,226   $   31,429
  Capital expenditures  . . . . . . . . . . . . .       $ 61,879     $  9,265     $  4,145    $ 40,050   $  6,358   $  121,697

1994
  Operating revenues  . . . . . . . . . . . . . .       $717,280     $260,252     $337,602    $182,140   $116,704   $1,613,978
                                                                                                                    ==========
  Income (loss) from operations   . . . . . . . .       $134,415     $107,656     $ 14,159    $ 41,464   $(22,819)  $  274,875
  Equity in earnings of affiliates  . . . . . . .                                                                        7,325
  Interest expense  . . . . . . . . . . . . . . .                                                                       (5,590)
  Other income, net   . . . . . . . . . . . . . .                                                                       10,312
                                                                                                                    ----------
  Income before income taxes  . . . . . . . . . .                                                                   $  286,922
                                                                                                                    ==========
  Identifiable assets   . . . . . . . . . . . . .       $349,194     $425,789     $187,052    $326,645   $100,028   $1,388,708
  Investments in affiliates   . . . . . . . . . .                                                                      170,754
  Corporate assets  . . . . . . . . . . . . . . .                                                                      137,406
                                                                                                                    ----------
      Total assets  . . . . . . . . . . . . . . .                                                                   $1,696,868
  Depreciation and amortization of property,                                                                        ==========
      plant, and equipment  . . . . . . . . . . .       $ 18,086     $  8,123     $  5,075    $ 26,912   $  3,754   $   61,950
  Amortization of goodwill and other intangibles        $    800     $  7,725                 $ 12,149   $  4,719   $   25,393
  Capital expenditures  . . . . . . . . . . . . .       $ 20,681     $  8,881     $ 23,028    $ 18,860   $  3,192   $   74,642

N. SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

Quarterly results of operations for the years ended December 29, 1996, and December 31, 1995, are as follows (in thousands, except per share amounts):

                                                          First            Second           Third            Fourth
                                                         Quarter          Quarter          Quarter           Quarter
--------------------------------------------------------------------------------------------------------------------
   1996
   Operating revenues
       Advertising  . . . . . . . . . . . . . . . . .   $252,807         $310,459          $274,719         $334,720
       Circulation and subscriber . . . . . . . . . .    117,070          121,488           124,916          127,498
       Other  . . . . . . . . . . . . . . . . . . . .     46,742           40,905            60,691           41,430
                                                        --------         --------          --------         --------

                                                         416,619          472,852           460,326          503,648
                                                        --------         --------          --------         --------
   Operating costs and expenses
       Operating  . . . . . . . . . . . . . . . . . .    242,482          253,639           245,763          265,173
       Selling, general, and administrative . . . . .    100,792          100,562           103,937          108,988
       Depreciation and amortization of
           property, plant, and equipment . . . . . .     16,160           16,004            15,979           16,960
       Amortization of goodwill and other intangibles      6,985            7,162             7,427            8,262
                                                        --------         --------          --------         --------

                                                         366,419          377,367           373,106          399,383
                                                        --------         --------          --------         --------

   Income from operations   . . . . . . . . . . . . .     50,200           95,485            87,220          104,265
   Other income (expense)
       Equity in earnings of affiliates . . . . . . .      7,353            7,807             2,537            2,005
       Interest income  . . . . . . . . . . . . . . .      1,224            1,175             1,358            1,602
       Interest expense . . . . . . . . . . . . . . .     (1,083)            (139)             (168)            (124)
       Other  . . . . . . . . . . . . . . . . . . . .      2,867             (689)              (53)          (2,625)
                                                        --------         --------          --------         --------

   Income before income taxes   . . . . . . . . . . .     60,561          103,639            90,894          105,123
   Provision for income taxes   . . . . . . . . . . .     23,619           40,421            35,503           39,857
                                                        --------         --------          --------         --------

   Net income   . . . . . . . . . . . . . . . . . . .     36,942           63,218            55,391           65,266
   Redeemable preferred stock dividends   . . . . . .       (202)              --              (478)              --
                                                        --------         --------          --------         --------

   Net income available for common stock  . . . . . .   $ 36,740         $ 63,218          $ 54,913         $ 65,266
                                                        ========         ========          ========         ========

   Earnings per common share  . . . . . . . . . . . .   $   3.34         $   5.76          $   5.00         $   5.96
                                                        ========         ========          ========         ========

   Average number of common shares outstanding  . . .     11,011           10,970            10,975           10,953

                                                          First            Second           Third            Fourth
                                                         Quarter          Quarter           Quarter         Quarter
--------------------------------------------------------------------------------------------------------------------
   1995
   Operating revenues
       Advertising  . . . . . . . . . . . . . . . . .   $252,210         $284,954          $250,011         $307,445
       Circulation and subscriber . . . . . . . . . .    108,466          114,079           113,355          117,430
       Other  . . . . . . . . . . . . . . . . . . . .     40,875           37,961            54,553           38,111
                                                        --------         --------          --------         --------

                                                         401,551          436,994           417,919          462,986
                                                        --------         --------          --------         --------
   Operating costs and expenses
       Operating  . . . . . . . . . . . . . . . . . .    221,158          226,879           240,912          259,140
       Selling, general, and administrative . . . . .     98,013          106,053            96,606          102,391
       Depreciation and amortization of
            property, plant, and equipment  . . . . .     16,374           16,370            16,379           16,728
       Amortization of goodwill and other intangibles      7,673            8,956             8,315            6,485
                                                        --------         --------          --------         --------

                                                         343,218          358,258           362,212          384,744
                                                        --------         --------          --------         --------

   Income from operations   . . . . . . . . . . . . .     58,333           78,736            55,707           78,242
   Other income (expense)
       Equity in earnings of affiliates . . . . . . .        772            8,858             6,268            8,614
       Interest income  . . . . . . . . . . . . . . .      2,334            2,032             1,860            1,748
       Interest expense . . . . . . . . . . . . . . .     (1,431)          (1,368)           (1,388)          (1,413)
       Other  . . . . . . . . . . . . . . . . . . . .     14,395             (869)              716             (751)
                                                        --------         --------          --------         --------

   Income before income taxes   . . . . . . . . . . .     74,403           87,389            63,163           86,440
   Provision for income taxes   . . . . . . . . . . .     30,505           35,875            21,370           33,550
                                                        --------         --------          --------         --------

   Net income   . . . . . . . . . . . . . . . . . . .   $ 43,898         $ 51,514          $ 41,793         $ 52,890
                                                        ========         ========          ========         ========


   Earnings per common share  . . . . . . . . . . . .   $   3.91         $   4.65          $   3.79         $   4.80
                                                        ========         ========          ========         ========

   Average number of common shares outstanding  . . .     11,220           11,084            11,019           11,020

The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Income due to rounding.

                                                                     SCHEDULE II



                          THE WASHINGTON POST COMPANY
                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS



--------------------------------------------------------------------------------------------------------------------

                            COLUMN A                               COLUMN B    COLUMN C     COLUMN D      COLUMN E

--------------------------------------------------------------------------------------------------------------------

                                                                              ADDITIONS -
                                                                  BALANCE AT  CHARGED TO                  BALANCE AT
                                                                  BEGINNING    COSTS AND                    END OF
                           DESCRIPTION                            OF PERIOD    EXPENSES     DEDUCTIONS      PERIOD
--------------------------------------------------------------------------------------------------------------------
 Year Ended January 1, 1995
     Allowance for doubtful accounts and returns . . . . . . .  $30,848,000   $51,383,000  $48,795,000   $33,436,000
     Allowance for advertising rate adjustments and discounts     7,754,000     6,600,000    7,847,000     6,507,000
                                                                -----------   -----------  -----------   -----------
                                                                $38,602,000   $57,983,000  $56,642,000   $39,943,000
                                                                ===========   ===========  ===========   ===========
 Year Ended December 31, 1995
     Allowance for doubtful accounts and returns . . . . . . .  $33,436,000   $49,980,000  $47,341,000   $36,075,000
     Allowance for advertising rate adjustments and discounts     6,507,000     7,253,000    7,871,000     5,889,000
                                                                -----------   -----------  -----------   -----------
                                                                $39,943,000   $57,233,000  $55,212,000   $41,964,000
                                                                ===========   ===========  ===========   ===========
 Year Ended December 29, 1996
     Allowance for doubtful accounts and returns . . . . . . .  $36,075,000   $52,658,000  $49,072,000   $39,661,000
     Allowance for advertising rate adjustments and discounts     5,889,000     8,995,000    6,157,000     8,727,000
                                                                -----------   -----------  -----------   -----------
                                                                $41,964,000   $61,653,000  $55,229,000   $48,388,000
                                                                ===========   ===========  ===========   ===========

                Management's Discussion and Analysis of Results
                     of Operations and Financial Condition

================================================================================

This analysis should be read in conjunction with the consolidated financial statements and the notes thereto.


RESULTS OF OPERATIONS - 1996 COMPARED TO 1995

Net income in 1996 was $220.8 million, an increase of 16 percent over net income of $190.1 million in 1995. Earnings per share rose 17 percent to $20.05, from $17.15 in 1995. The company's 1995 net income included $8.4 million
($0.75 per share) from the sale of the company's investment in American PCS, L.P. (APC), as well as an after-tax charge of $5.6 million ($0.51 per share) relating to the write-off of the company's interest in Mammoth Micro Productions. Excluding these items, net income and earnings per share increased 18 percent and 19 percent, respectively, in 1996.

         Revenues for 1996 totaled $1.853 billion, an increase of 8 percent from $1.719 billion in 1995. Advertising revenues increased 7 percent in 1996, and circulation and subscriber revenues increased 8 percent. Other revenues increased 11 percent. The broadcast, newspaper, and magazine divisions all contributed significantly to the improvement in advertising revenues. The increase in circulation and subscriber revenues was principally due to growth at the cable division. About two-thirds of growth in other revenues over 1995 is attributable to new businesses acquired in 1996.

         Costs and expenses for the year increased 5 percent to $1.516 billion, from $1.448 billion in 1995. Approximately one-half of the increase is attributable to businesses acquired in 1996, while the remainder of the increase reflects normal growth in the costs of operations.

         Operating income increased 24 percent to $337.2 million, from $271.0 million in 1995.

NEWSPAPER DIVISION. Newspaper division revenues increased 5 percent to $763.9 million, from $729.2 million in 1995. Advertising revenues at the newspaper division rose 4 percent over the previous year. At The Washington Post, advertising revenues increased 3 percent as higher rates offset a decline in volume. Retail revenues at The Washington Post declined 4 percent as a result of a 9 percent decline in inches. Classified revenues rose 13 percent in the year primarily as a result of higher recruitment volume and associated rates. Other advertising revenues (including general and preprint) at The Washington Post increased 2 percent. General advertising volume was essentially unchanged from 1995, though preprint volume at The Washington Post increased 2 percent.

         Circulation revenues for the newspaper division rose 2 percent in 1996 due to a home delivery price increase at The Washington Post. For the 12-month period ended September 30, 1996, both daily and Sunday circulation at The Washington Post declined 1 percent. The Washington Post's share of the market was 48.5 percent penetration in its daily editions and 63.9 percent penetration in its Sunday editions.

         Newspaper division operating margin in 1996 remained at 15 percent, consistent with the prior year. The previously mentioned increases in advertising and circulation revenues were offset by higher newsprint expense (up 4 percent) and other normal operating cost increases.

BROADCAST DIVISION. Revenues at the broadcast division rose 9 percent to $335.2 million over last year, with both national and local advertising revenues increasing by 10 percent. The improvement for 1996 is attributable almost entirely to political and Olympics-related advertising as other categories generally remained unchanged. Network revenues rose 12 percent in 1996.

         Viewership remained strong for the television stations. Four stations were ranked number one in the latest ratings period, sign-on to sign-off, in their markets; one station was ranked a strong number two; one station was ranked number three.

         The increases in advertising and network compensation were partially offset by normal operating cost increases of about 4 percent. As a result, the operating margin at the broadcast division increased to 46 percent, from 43 percent in 1995. Excluding amortization of goodwill and intangibles, operating margins for 1996 and 1995 were 50 percent and 47 percent, respectively.

MAGAZINE DIVISION. Newsweek revenues in 1996 increased 7 percent to $377.1 million due primarily to increased advertising revenues at the domestic edition. Advertising revenues rose 11 percent overall, 16 percent at the domestic edition. The domestic improvement was due to a 9 percent increase in page volume as well as the realization of higher advertising rates. Total circulation revenues for 1996 increased 1 percent over the prior year. In 1996 the domestic and international editions published 52 weekly issues versus 51 issues in 1995.

         At Newsweek the operating margin increased to 6 percent, from 4 percent in 1995. The increased cost of magazine paper, one-time costs associated with the magazine's decision to outsource its fulfillment operations, and higher general operating costs offset much of the revenue increase.

CABLE DIVISION. Revenues at the cable division increased 18 percent to $229.7 million in 1996 over the prior year. All revenue categories -- basic, tier, pay, pay-per-view, advertising, and other -- showed improvement from 1995. About two-thirds of the total increase is attributable to higher average subscriber counts, with the remainder due to higher rates and increased advertising. During 1996 the number of domestic basic subscribers rose by 15 percent to 594,000. About 66,000 subscribers were added as a result of cable system acquisitions and the remainder by internal growth.

         Operating margin at the cable division was 24 percent, compared to 21 percent in 1995. Cable cash flow increased 18 percent to $100.9 million, from $85.2 million in 1995. About half of the improvement in cash flow is attributable to the results of cable systems acquired in 1996.

OTHER BUSINESSES. In 1996 revenues from other businesses, including Kaplan, MLJ, PASS Sports, LEGI-SLATE, and Digital Ink, increased 7 percent to $147.6 million, from $137.4 million in 1995. Half of the increase relates to Kaplan, where tuition revenues increased 6 percent. Most of the remainder is due to PASS Sports, which experienced revenue growth of 18 percent.

         Other businesses recorded an operating loss in 1996 of $13.5 million, compared with a loss of $27.1 million in 1995. The 1995 results included the write-off of Mammoth Micro Productions as previously mentioned. If all costs associated with Mammoth Micro Productions are excluded from the 1995 results, other businesses operating losses amounted to $5.3 million in 1995. The increase in the 1996 operating loss, over this latter amount, reflects the company's increased expenditures for digital media and electronic information services and other new business ventures.

EQUITY IN EARNINGS OF AFFILIATES. The company's equity in earnings of affiliates for 1996 declined to $19.7 million, from $24.5 million in 1995. The reduction in earnings resulted from lower income at the company's affiliated newsprint mills, which were adversely affected by declining newsprint prices beginning in mid-1996.

NON-OPERATING ITEMS. Interest income, net of interest expense, was $3.8 million, compared with $2.4 million in 1995. The increase was a result of lower interest expense following the retirement of the company's remaining long-term debt in March 1996. Other income (expense), net in 1996 was a loss of $0.5 million, compared with income of $13.5 million in 1995. The gain from the sale of the company's investment in APC is included in the 1995 amount.

INCOME TAXES. The effective tax rate in both 1996 and 1995 was approximately 39 percent.

RESULTS OF OPERATIONS - 1995 COMPARED TO 1994

Net income in 1995 was $190.1 million, an increase of 12 percent over net income of $169.7 million in 1994. Earnings per share rose 17 percent to $17.15, from $14.65 in 1994. The company's 1995 net income included $8.4 million ($0.75 per share) from the sale of the company's investment in APC, as well as an after-tax charge of $5.6 million ($0.51 per share) relating to the write-off of the company's interest in Mammoth Micro Productions. Earnings in 1994 included an after-tax gain of $8.1 million ($0.70 per share) from the sale of land at one of the company's newsprint affiliates. Excluding these items, net income and earnings per share increased 16 percent and 21 percent, respectively, in 1995.

         Revenues for 1995 totaled $1.719 billion, an increase of 7 percent from $1.614 billion in 1994. Advertising revenues increased 7 percent in 1995, and circulation and subscriber revenues increased 3 percent. Other revenues increased 15 percent. Advertising revenues in the broadcast division, which included two additional television stations in Houston and San Antonio acquired in April of 1994, rose 18 percent in 1995. Newsweek also contributed to the improvement in advertising revenues with a 7 percent increase over 1994. The increase in circulation and subscriber revenues was principally due to growth at the cable division. Other revenues rose in 1995 due to growth in fees for engineering services at MLJ and higher tuition revenues at Kaplan.

         Costs and expenses for the year increased 8 percent to $1.448 billion, from $1.339 billion in 1994. Approximately one-third of the increase was attributable to the higher cost of newsprint and magazine paper, while the remainder of the increase reflected normal increases in the costs of operations as well as the write-off of Mammoth Micro Productions mentioned previously.

         Operating income declined 1 percent to $271.0 million, from $274.9 million in 1994.

NEWSPAPER DIVISION. Newspaper division revenues for 1995 increased 2 percent to $729.2 million, from $717.3 million in 1994. Advertising revenues at the newspaper division rose 1 percent over 1994. At The Washington Post, advertising revenues increased 1 percent as higher rates offset a decline in volume. Retail revenues at The Washington Post declined 5 percent from 1994 as a result of a 10 percent decline in inches. Classified revenues rose 7 percent, primarily as a result of improved recruitment-related volume in the year. Other advertising revenues were flat; general advertising inches declined 3 percent and preprint volume at The Washington Post increased 7 percent versus 1994. Circulation revenues for the newspaper division rose 2 percent in 1995 due to a home delivery price increase. For the 12-month period ended September 30, 1995, daily and Sunday circulation at The Washington Post declined 2 and 1 percent, respectively. The Washington Post's share of the market was 49.5 percent penetration in its daily editions and 65.1 percent penetration in its Sunday editions.

         Newspaper division operating margin in 1995 was 15 percent, down from 19 percent in 1994. The previously mentioned increases in advertising and circulation revenues were offset by higher newsprint expense, which increased 29 percent.

BROADCAST DIVISION. Revenues at the broadcast division increased 18 percent over 1994. National and local advertising revenues increased 5 percent and 18 percent, respectively. Increased revenues for 1995 in a broad range of categories, including auto and truck advertising, more than offset a $12 million decline in political advertising versus 1994.

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

MAGAZINE DIVISION. Newsweek revenues in 1995 increased 4 percent due primarily to increased advertising revenues at both the domestic and international editions. Advertising revenues rose 7 percent overall, 6 percent at the domestic edition, and 11 percent at the international editions. These improvements were due to better page volume at slightly higher rates. Circulation revenues for 1995 were essentially even with 1994. In 1995 the domestic and international editions published 51 weekly issues versus 52 issues in 1994.

         At Newsweek the operating margin remained at 4 percent. The higher cost of magazine paper, distribution, and subscription acquisition offset much of the revenue increase.

CABLE DIVISION. Revenues at the cable division increased 7 percent in 1995 over 1994. The number of basic subscribers increased 4 percent to 518,000, all of which were from internal growth. All revenue categories -- basic, tier, pay, pay-per-view, advertising, and other -- showed improvement from 1994.

         Operating margin at the cable division was 21 percent, compared to 23 percent in 1994. However, cable cash flow increased 2 percent to $85.2 million, from $83.6 million in 1994. Programming costs continued to increase due to the increased number of subscribers and license fee increases by programming suppliers.

OTHER BUSINESSES. In 1995 revenues from other businesses, including Kaplan, MLJ, PASS Sports, LEGI-SLATE, and Digital Ink, increased 18 percent to $137.4 million, from $116.7 million in 1994. Half of the increase related to MLJ, where fees for engineering services almost tripled in 1995. Most of the remainder was due to Kaplan, which experienced an 11 percent increase in revenues, mostly graduate school courses and new products.

         Other businesses recorded an operating loss in 1995 of $27.1 million, compared with a loss of $22.8 million in 1994. The 1995 results included the write-off of Mammoth Micro Productions as previously mentioned. The 1994 results included operating expenses of APC, which was disposed of in January 1995. If all costs associated with these units are excluded from both years, other businesses operating losses amounted to $4.8 million and $7.3 million in 1995 and 1994, respectively.

EQUITY IN EARNINGS OF AFFILIATES. The company's equity in earnings of affiliates for 1995 was $24.5 million, compared with $7.3 million in 1994. The improved results were derived from the company's newsprint mills, which benefited from higher newsprint prices. The 1994 results included an $8.1 million after-tax gain from the sale of land at one of the company's newsprint affiliates.

NON-OPERATING ITEMS. Interest income, net of interest expense, was $2.4 million, compared with $3.6 million in 1994. The decrease was a result of lower average invested cash balances. Other income in 1995 was $13.5 million, compared with income of $1.1 million in 1994. The gain from the sale of the company's investment in APC was included in the 1995 amount.

INCOME TAXES. The effective tax rate in 1995 decreased to 39.0 percent, from
40.9 percent in 1994.

FINANCIAL CONDITION:
CAPITAL RESOURCES AND LIQUIDITY

During the period 1994 through 1996 the company spent approximately $916.0 million on purchases of additional plant, property, and equipment, investments in new businesses, and the repurchase of Class B common stock. The company also retired $51.6 million of long-term debt.

         In April 1994 the company acquired substantially all of the assets comprising the businesses of television stations KPRC-TV, the NBC affiliate in Houston, Texas, and KSAT-TV, the ABC affiliate in San Antonio, Texas, for approximately $253 million in cash. Additionally, the company acquired an 80 percent interest in Mammoth Micro Productions, a producer and publisher of multimedia CD-ROM titles, for approximately $23 million in cash. (As previously mentioned, this investment was written off in 1995.) In January 1995 the company divested substantially all of its 70 percent limited partnership interest in APC for a sales price of approximately $33 million. During 1996 the company purchased cable systems serving about 66,000 subscribers, in four states, for about $129 million, including $11.9 million of the company's redeemable Series A Preferred Stock. The company also acquired various other new businesses in 1996 for an aggregate purchase price of about $18.5 million. These acquisitions include, among others, Comprint, Inc., a commercial printer in the Maryland suburbs of Washington, D.C., Score Learning Corp., which provides educational services to students in grades K through 12, and TechNews, Inc., a producer of business publications for the computer services industry and the Washington-area technology community.

         During 1996, 1995, and 1994 the company repurchased 103,642, 361,106, and 366,500 shares, respectively, of its Class B common stock at a cost of $32.3 million, $89.6 million, and $86.7 million, respectively. Sixty-three thousand of these shares were purchased from The Washington Post Company Profit Sharing Plan in 1994. The annual dividend rate for 1997 was increased to $4.80 per share, from $4.60 per share in 1996, $4.40 per share in 1995, and $4.20 per share in 1994.

         The company estimates that in 1997 it will spend approximately $200 million for plant and equipment, principally for various projects at the newspaper and cable divisions. This estimate includes about $75 million to be expended as part of a $250 million project to provide new production facilities for The Washington Post newspaper. In 1995 and 1996 approximately $50 million was expended in conjunction with this project, which is expected to be completed in late 1998.

         In early 1997 the company purchased a cable system serving about 15,000 subscribers for approximately $22 million. The company has also reached an agreement in principle with Tele-Communications, Inc. (TCI) to exchange the assets of certain cable systems. According to the terms of the TCI agreement, the exchange will result in an aggregate increase of about 23,000 subscribers for the company. The exchange is expected to be completed in the first half of 1997.

         At December 29, 1996, the company had $102 million in cash and cash equivalents. The company expects to fund the majority of its estimated capital expenditures and business acquisitions through internally generated funds. In early 1996 the company established a five-year, $300 million revolving credit facility with a group of banks to provide for general corporate purposes and support the issuance of short-term promissory notes. In management's opinion, the company will have ample liquidity to meet its various cash needs in 1997 as outlined above.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

            Ten-Year Summary of Selected Historical Financial Data
================================================================================

See Notes to Consolidated Financial Statements for the summary of significant accounting policies and additional information relative to the years 1994-1996.

(in thousands, except per share amounts)                                 1996           1995          1994
-----------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
  Operating revenues    . . . . . . . . . . . . . . . . . . . . .   $1,853,445     $1,719,449    $1,613,978
  Income from operations  . . . . . . . . . . . . . . . . . . . .   $  337,169     $  271,018    $  274,875
  Income before cumulative effect of changes in accounting
     principle    . . . . . . . . . . . . . . . . . . . . . . . .   $  220,817     $  190,096    $  169,672
  Cumulative effect of change in method of accounting
     for income taxes   . . . . . . . . . . . . . . . . . . . . .           --             --            --
  Cumulative effect of change in method of accounting
     for postretirement benefits other than pensions  . . . . . .           --             --            --
                                                                    ----------     ----------    ----------
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .   $  220,817     $  190,096    $  169,672
                                                                    ==========     ==========    ==========

PER SHARE AMOUNTS
  Earnings per common share
    Income before cumulative effect of changes in accounting
       principle  . . . . . . . . . . . . . . . . . . . . . . . .  $    20.05      $   17.15     $   14.65
    Cumulative effect of change in method of accounting
       for income taxes . . . . . . . . . . . . . . . . . . . . .           --             --            --
    Cumulative effect of change in method of accounting
       for postretirement benefits other than pensions  . . . . .           --             --            --
                                                                    ----------     ----------    ----------

    Net income  . . . . . . . . . . . . . . . . . . . . . . . . .   $    20.05     $    17.15    $    14.65
                                                                    ==========     ==========    ==========

  Cash dividends  . . . . . . . . . . . . . . . . . . . . . . . .   $     4.60     $     4.40    $     4.20
  Common shareholders' equity   . . . . . . . . . . . . . . . . .   $   121.24     $   107.60    $    99.32

AVERAGE NUMBER OF SHARES OUTSTANDING  . . . . . . . . . . . . . .       10,980         11,086        11,582

FINANCIAL POSITION
  Current assets  . . . . . . . . . . . . . . . . . . . . . . . .   $  382,631     $  406,570    $  375,879
  Working capital   . . . . . . . . . . . . . . . . . . . . . . .      100,995         98,393       102,806
  Property, plant, and equipment  . . . . . . . . . . . . . . . .      511,363        457,359       411,396
  Total assets  . . . . . . . . . . . . . . . . . . . . . . . . .    1,870,411      1,732,893     1,696,868
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .           --             --        50,297
  Common shareholders' equity   . . . . . . . . . . . . . . . . .    1,322,803      1,184,204     1,126,933

      1993        1992        1991        1990        1989         1988        1987
------------------------------------------------------------------------------------
 $1,498,191  $1,450,867  $1,380,261  $1,438,640  $1,444,094   $1,367,613  $1,315,422
 $  238,980  $  232,112  $  192,866  $  281,768  $  313,691   $  233,290  $  257,073

 $  153,817  $  127,796  $  118,721  $  174,576  $  197,893   $  269,117  $  186,743

     11,600          --          --          --          --           --          --

         --          --     (47,897)         --          --           --          --
 ----------  ----------  ----------  ---------- -----------   ----------  ----------
 $  165,417  $  127,796  $   70,824  $  174,576  $  197,893   $  269,117  $  186,743
 ==========  ==========  ==========  ========== ===========   ==========  ==========




 $    13.10  $    10.80  $    10.00  $    14.45  $    15.50   $    20.91  $    14.52

       0.98          --          --          --          --           --          --

         --          --       (4.04)         --          --           --          --
 ----------  ----------  ----------  ---------- -----------   ----------  ----------

 $    14.08  $    10.80  $     5.96  $    14.45  $    15.50   $    20.91  $    14.52
 ==========  ==========  ==========  ========== ===========   ==========  ==========

 $     4.20  $     4.20  $     4.20  $     4.00  $     1.84   $     1.56  $     1.28
 $    92.84  $    84.17  $    78.12  $    76.31  $    75.40   $    67.50  $    47.80

     11,750      11,830      11,876      12,081      12,768       12,873      12,861


 $  625,574  $  524,975  $  472,219  $  471,669  $  553,188   $  493,736  $  226,523
    367,041     242,627     183,959     175,807     283,118      235,698     (50,290)
    363,718     390,804     390,313     394,979     370,597      352,113     371,080
  1,622,504   1,568,121   1,487,661   1,496,509   1,532,211    1,422,267   1,194,196
     51,768      51,842      51,915     126,988     152,061      154,751     155,791
  1,087,419     993,005     924,285     905,112     941,522      868,240     614,009

                               INDEX TO EXHIBITS



    EXHIBIT                                                    DESCRIPTION
    NUMBER                                                     -----------
    ------
    3.1   ---   Certificate of Incorporation of the Company as amended through May 12, 1988, and the Certificate of
                Designation for the Company's Series A Preferred Stock filed January 22, 1996 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

    3.2   ---   By-Laws of the Company as amended through September 9, 1993 (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 3, 1993).

    4.1   ---   Credit Agreement dated as of January 31, 1996, among the Company, Citibank, N.A., Wachovia Bank of
                Georgia, N.A., and the other Lenders named therein (incorporated by reference to Exhibit 4.1 to the
                Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

    10.1  ---   The Washington Post Company Annual Incentive Compensation Plan as amended and restated effective June 30,
                1995 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
                quarter ended March 31, 1996).*

    10.2  ---   The Washington Post Company Long-Term Incentive Compensation Plan as amended and restated effective June
                30, 1995 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for
                the quarter ended March 31, 1996).*

    10.3  ---   The Washington Post Company Stock Option Plan as amended and restated through June 29, 1995 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March
                31, 1996).*

    10.4  ---   The Washington Post Company Supplemental Executive Retirement Plan as amended and restated effective
                December 31, 1993 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K
                for the fiscal year ended January 2, 1994).*

    10.5  ---   The Washington Post Company Deferred Compensation Plan effective November 15, 1996 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September
                29, 1996.)*

    10.6  ---   Letter Agreement between the Company and Richard D. Simmons dated May 9, 1991, and the amendment thereto dated June 30, 1994 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form
                10-K for the fiscal year ended January 1, 1995).*


                         [Index continued on Next Page]



-----------------

     * A management contract or compensatory plan or arrangement required to be included as an exhibit hereto pursuant to Item 14(c) of Form 10-K.

 EXHIBIT                      DESCRIPTION
  NUMBER                      -----------
  ------
    11   ---    Calculation of earnings per share of common stock.

    21   ---    List of subsidiaries of the Company.

    23   ---    Consent of independent accountants.

    24   ---    Power of attorney dated March 13, 1997

    27   ---    Financial Data Schedule.