Form 10-Q
period 1997-03-30
WASHINGTON POST CO
filed 1997-05-13
CIK 104889

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



For the Quarterly
Period Ended      March 30, 1997           Commission File Number 1-6714
            -------------------------------------------------------------------


                      THE WASHINGTON POST COMPANY
-------------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)




            Delaware                                53-0182885
-------------------------------------------------------------------------------
   (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)               Identification No.)


   1150 15th Street, N.W.         Washington, D.C.              20071
-------------------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)



                               (202) 334-6000
-------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)



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


         Shares outstanding at May 2, 1997:

                 Class A Common Stock                     1,779,250 Shares
                 Class B Common Stock                     8,956,515 Shares

                          THE WASHINGTON POST COMPANY

                               INDEX TO FORM 10-Q

                                                                                                                    PAGE
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Condensed Consolidated Statements of Income
                          (Unaudited) for the Thirteen Weeks
                          Ended March 30, 1997 and March 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . .   3

                 Condensed Consolidated Balance Sheets (Unaudited)
                          at March 30, 1997 and December 29, 1996 . . . . . . . . . . . . . . . . . . . . . . . . .   4

                 Condensed Consolidated Statements of Cash Flows
                          (Unaudited) for the Thirteen Weeks Ended
                          March 30, 1997 and March 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

                 Notes to Condensed Consolidated Financial Statements
                          (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

Item 2.          Management's Discussion and Analysis of Results of
                          Operations and Financial Condition  . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

Exhibit 11

Exhibit 27 (Electronic Filing Only)

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

The Washington Post Company
Consolidated Statements of Income (Unaudited)

                                                                                       Thirteen Weeks Ended
                                                                                   ------------------------------
                                                                                   March 30,            March 31,
(In thousands, except per share amounts)                                             1997                 1996
                                                                                   --------             ---------
Operating revenues
  Advertising                                                                      $278,528              $252,807
  Circulation and subscriber                                                        123,674               117,070
  Other                                                                              51,899                46,742
                                                                                    -------               -------
                                                                                    454,101               416,619
                                                                                    -------               -------
Operating costs and expenses
  Operating                                                                         243,504               242,482
  Selling, general and administrative                                               106,886               100,792
  Depreciation and amortization of
    property, plant and equipment                                                    17,790                16,160
  Amortization of goodwill and other intangibles                                      7,953                 6,985
                                                                                    -------               -------
                                                                                    376,133               366,419
                                                                                    -------               -------

Income from operations                                                               77,968                50,200

Other income (expense)
  Equity in earnings of affiliates                                                      125                 7,353
  Interest income                                                                     1,112                 1,224
  Interest expense                                                                     (165)               (1,083)
  Other                                                                                (846)                2,867
                                                                                    -------               -------

Income before income taxes                                                           78,194                60,561
                                                                                    -------               -------

Provision for income taxes
  Current                                                                            30,253                22,343
  Deferred                                                                              247                 1,276
                                                                                    -------               -------
                                                                                     30,500                23,619
                                                                                    -------               -------

Net income                                                                           47,694                36,942

Redeemable preferred stock dividends                                                   (478)                 (202)
                                                                                    -------               -------

Net income available for common shares                                             $ 47,216              $ 36,740
                                                                                    =======               =======

Earnings per common share                                                          $   4.35              $   3.34
                                                                                    =======               =======

Dividends declared per common share                                                $   2.40              $   2.30
                                                                                    =======               =======

Average number of common shares outstanding                                          10,866                11,011

The Washington Post Company
Consolidated Balance Sheets (Unaudited)

(In thousands)
                                                                                 March 30,            December 29,
Assets                                                                              1997                  1996
                                                                                 ----------           -----------
Current assets
   Cash and cash equivalents                                                     $  104,804            $  102,278
   Accounts receivable, less estimated returns,
      doubtful accounts and allowances                                              209,489               233,063
   Inventories                                                                       30,641                24,427
   Other current assets                                                              17,844                22,863
                                                                                  ---------             ---------
                                                                                    362,778               382,631

Investments in affiliates                                                           196,403               199,278

Property, plant and equipment
   Buildings                                                                        188,461               188,527
   Machinery, equipment and fixtures                                                762,379               768,509
   Leasehold improvements                                                            28,987                28,883
                                                                                  ---------             ---------
                                                                                    979,827               985,919
   Less accumulated depreciation and amortization                                  (600,110)             (594,195)
                                                                                  ---------             ---------
                                                                                    379,717               391,724
   Land                                                                              34,333                34,332
   Construction in progress                                                         120,974                85,307
                                                                                  ---------             ---------
                                                                                    535,024               511,363
Goodwill and other intangibles,
   less accumulated amortization                                                    552,669               544,349

Deferred charges and other assets                                                   237,181               232,790
                                                                                  ---------             ---------
                                                                                 $1,884,055            $1,870,411
                                                                                  =========             =========

Liabilities and Shareholders' Equity

Current liabilities
   Accounts payable and accrued liabilities                                      $  180,782            $  194,186
   Federal and state income taxes                                                    32,304                 5,381
   Deferred subscription revenue                                                     85,011                82,069
   Dividends declared                                                                13,226                    --
                                                                                  ---------             ---------
                                                                                    311,323               281,636

Other liabilities                                                                   226,719               223,878

Deferred income taxes                                                                29,588                30,147
                                                                                  ---------             ---------
                                                                                    567,630               535,661
                                                                                  ---------             ---------

Redeemable preferred stock                                                           11,947                11,947

Preferred stock                                                                          --                    --

Common shareholders' equity
   Common stock                                                                      20,000                20,000
   Capital in excess of par value                                                    30,297                26,455
   Retained earnings                                                              2,023,601             2,002,359
   Cumulative foreign currency translation
      adjustment                                                                      2,285                 4,663
   Unrealized gain on available-for-sale
      securities                                                                      1,906                 3,155
   Cost of Class B common stock held in treasury                                   (773,611)             (733,829)
                                                                                  ---------             ---------
                                                                                  1,304,478             1,322,803
                                                                                  ---------             ---------
                                                                                 $1,884,055            $1,870,411
                                                                                  =========             =========

The Washington Post Company
Consolidated Statements of Cash Flows (Unaudited)

                                                                                       Thirteen Weeks Ended
                                                                                   ------------------------------
                                                                                   March 30,            March 31,
(In thousands)                                                                       1997                 1996
                                                                                   --------             ---------
Cash flows from operating activities:
   Net income                                                                      $ 47,694              $ 36,942
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization of property, plant
         and equipment                                                               17,790                16,160
       Amortization of goodwill and other intangibles                                 7,953                 6,985
       Gain on disposition of business, net                                              --                (3,112)
       Equity in earnings of affiliates, net
         of distributions                                                               498                (2,569)
       Increase in income taxes payable                                              26,923                19,626
       Provision for deferred income taxes                                              247                 1,276
       Change in assets and liabilities:
         Decrease in accounts receivable, net                                        23,574                 3,284
         (Increase) in inventories                                                   (6,214)               (3,835)
         (Decrease) increase in accounts payable and
           accrued liabilities                                                      (13,405)                9,818
         Decrease (increase) in other assets and other
           liabilities, net                                                           4,719               (16,700)
       Other                                                                          4,925                 6,099
                                                                                    -------               -------

      Net cash provided by operating activities                                     114,704                73,974
                                                                                    -------               -------

Cash flows from investing activities:
   Net proceeds from sale of business                                                    --                 3,517
   Purchases of property, plant and equipment                                       (35,206)              (23,078)
   Proceeds from sales of marketable securities                                          --                12,821
   Investments in certain businesses                                                (23,098)              (83,638)
   Other                                                                                391                    72
                                                                                    -------               -------

      Net cash used in investing activities                                         (57,913)              (90,306)
                                                                                    -------               -------

Cash flows from financing activities:
   Principal payments on debt                                                            --               (50,209)
   Issuance of redeemable preferred stock                                                --                11,947
   Dividends paid                                                                   (13,226)              (12,645)
   Common shares repurchased                                                        (41,039)               (5,712)
                                                                                    -------               -------

      Net cash used in financing activities                                         (54,265)              (56,619)
                                                                                    -------               -------

Net increase (decrease) in cash and cash
   equivalents                                                                        2,526               (72,951)

Beginning cash and cash equivalents                                                 102,278               146,901
                                                                                    -------               -------

Ending cash and cash equivalents                                                   $104,804              $ 73,950
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

Note 2: Summarized combined (unaudited) results of operations for the first quarters of 1997 and 1996 for the company's affiliates are as follows (in thousands):

                                                           First Quarter
                                                     -------------------------
                                                       1997             1996
                                                     --------         --------
Operating revenues                                   $213,598         $235,473
Operating income                                        7,146           37,403
Net income                                              4,302           27,373

Note 3: In the first quarter of 1997 the company purchased a cable system in Cleveland, Mississippi, serving about 16,000 subscribers for approximately $23 million.

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

    The redeemable preferred stock issued in conjunction with the Columbus cable acquisition has a par value of $1.00 per share and a redemption price and liquidation preference of $1,000 per share. Dividends are payable four times a year at the annual rate of $80 per share. Shares of the redeemable preferred stock are redeemable by the company at any time on or after October 1, 2015.
In addition, holders of such stock have a right to require the company to purchase their shares at the redemption price during an annual 60-day election period, with the first such period beginning on February 23, 2001.

Note 4: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for periods ending after December 15, 1997, including interim periods. The new standard requires disclosure of basic and diluted earnings per share for income from continuing operations and net income. The company intends to adopt this standard in the fourth quarter of its fiscal year ending December 28, 1997. Adoption of this new standard will not have a material impact on the company's computation of earnings per share.

Note 5: During the first three months of 1997 the company repurchased 122,000 shares of its Class B common stock at a cost of approximately $41 million.

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

RESULTS OF OPERATIONS

         Net income for the first quarter of 1997 was $47.7 million, an increase of 29 percent from net income of $36.9 million in the first quarter of last year. Earnings per share increased 30 percent to $4.35 per share, compared to $3.34 per share in the same period in 1996.

         Revenues for the first three months of 1997 were $454.1 million, up 9 percent from $416.6 million in 1996. Advertising revenues rose 10 percent, and circulation and subscriber revenues increased 6 percent over the prior year. Other revenues were up 11 percent over 1996. All divisions of the company reported higher revenues in the first quarter of 1997.

         Costs and expenses for the first quarter of 1997 increased 3 percent to $376.1 million, from $366.4 million in the first quarter of 1996. Selling, general and administrative expenses increased 6 percent while operating expenses did not vary significantly from 1996. A 21 percent decline in newsprint expense was offset by additional expenses associated with newly acquired businesses as well as normal increases in operating costs. Depreciation and amortization increased 10 percent and 14 percent, respectively, over 1996 due to recent acquisitions.

         In the first quarter of 1997 operating income was $78.0 million compared to $50.2 million in 1996. The increase primarily resulted from strength at the company's print businesses.

NEWSPAPER DIVISION. At the newspaper division, revenues increased 8 percent over the first quarter of 1996. Advertising revenues for the division rose 11 percent. At The Post, total advertising volume improved 7 percent over the first three months of 1996 - retail lineage rose 4 percent, general lineage increased 6 percent, and classified lineage, boosted by strong results for recruitment advertising, was up 8 percent. Preprint volume did not vary significantly from the prior year. Circulation revenues were essentially unchanged from the first quarter of 1996, although daily and Sunday circulation at The Post both declined 1 percent compared to the same period in 1996.

BROADCAST DIVISION. Revenues at the broadcast division increased 3 percent over the first quarter of 1996. National advertising revenues increased 5 percent while local advertising revenues were essentially even with the first quarter of 1996. Network compensation increased 5 percent in the first three months of 1997.

MAGAZINE DIVISION. In the first quarter of 1997, Newsweek revenues rose 11 percent. Advertising revenues increased 20 percent due primarily to higher advertising volume at both the domestic and international divisions. Circulation revenues were flat compared to the first three months of 1996.

CABLE DIVISION. At the cable division, first quarter revenues were 12 percent higher than in the comparable period in 1996. Higher subscriber levels, resulting mainly from recent acquisitions, as well as higher rates accounted for the increase. At the end of the quarter, there were approximately 610,000 basic subscribers.

OTHER BUSINESSES. Revenues from other businesses, principally Kaplan Educational Centers, PASS Sports, Legi-Slate, Digital Ink, and MLJ (Moffet, Larson & Johnson) increased 17 percent during the first three months of 1997. The improvement was due mainly to growth at Kaplan Educational Centers.

EQUITY IN EARNINGS AND LOSSES OF AFFILIATES. The company's equity in earnings of affiliates in the first quarter of 1997 was $0.1 million compared with $7.4 million in 1996. The decrease was due to declining results at the company's affiliated newsprint mills, which were adversely affected by lower newsprint prices.

NON-OPERATING ITEMS. Interest income, net of interest expense, was $0.9 million, compared with $0.1 million in the first quarter of 1996. Other income (expense), net in the first quarter of 1997 was a loss of $0.8 million compared with income of $2.9 million in the same period last year.

INCOME TAXES. The effective tax rate in both 1997 and 1996 was approximately 39 percent.

FINANCIAL CONDITION:  CAPITAL RESOURCES AND LIQUIDITY

         During the first quarter 1997 the company purchased a cable system in Cleveland, Mississippi, serving about 16,000 subscribers for approximately $23 million. The company has also reached an agreement in principle to exchange the assets of certain cable systems with Tele-Communications, Inc. (TCI). According to the terms of the TCI agreement, the exchange will result in an aggregate increase of about 23,000 subscribers for the company. This transaction is expected to be completed in the second quarter of 1997.

        As of the end of 1996, the company had repurchased approximately 339,000 shares of the one million Class B common shares authorized for repurchase by the Board of Directors in January 1995. In the first quarter of 1997, the company repurchased 122,000 shares of its Class B common stock for approximately $41 million. Approximately 539,000 Class B common shares remain to be repurchased under the January 1995 authorization.

        The company has experienced no other significant changes in its financial condition since the end of 1996.

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



Date:  May 13, 1997                                     /s/ Donald E. Graham
       ------------                             ------------------------------------
                                                     Donald E. Graham, Chairman &
                                                       Chief Executive Officer
                                                    (Principal Executive Officer)




Date:  May 13, 1997                                     /s/ John B. Morse, Jr.
       ------------                           ------------------------------------------
                                              John B. Morse, Jr., Vice President-Finance
                                                    (Principal Financial Officer)