Form 10-Q
period 1997-06-29
WASHINGTON POST CO
filed 1997-08-08
CIK 104889

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarterly
Period Ended               June 29, 1997          Commission File Number 1-6714
            --------------------------------------------------------------------

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

         Shares outstanding at July 31, 1997:

                 Class A Common Stock              1,739,250 Shares
                 Class B Common Stock              8,975,655 Shares

                          THE WASHINGTON POST COMPANY

                               INDEX TO FORM 10-Q

                                                                                                                       PAGE
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Condensed Consolidated Statements of Income
                          (Unaudited) for the Thirteen and Twenty-six
                          Weeks Ended June 29, 1997 and
                          June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

                 Condensed Consolidated Balance Sheets at
                          June 29, 1997 (Unaudited) and December 29, 1996 . . . . . . . . . . . . . . . . . . . . . . . . 4

                 Condensed Consolidated Statements of Cash Flows
                          (Unaudited) for the Twenty-six Weeks Ended
                          June 29, 1997 and June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

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

PART II.         OTHER INFORMATION

Item 4.          Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . .  12

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Exhibit 11

Exhibit 27 (Electronic Filing Only)

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

The Washington Post Company
Condensed Consolidated Statements of Income (Unaudited)

                                                              Thirteen Weeks Ended             Twenty-six Weeks Ended
                                                           ----------------------------      ----------------------------
                                                             June 29,         June 30,         June 29,         June 30,
(In thousands, except per share amounts)                      1997             1996             1997             1996
                                                            -----------      ----------       -----------      ----------
Operating revenues
  Advertising                                                 $327,949         $310,459         $606,477        $563,266
  Circulation and subscriber                                   128,901          121,488          252,575         238,559
  Other                                                         44,525           40,905           96,424          87,646
                                                               -------          -------          -------         -------

                                                               501,375          472,852          955,476         889,471
                                                               -------          -------          -------         -------
Operating costs and expenses
  Operating                                                    246,478          253,639          489,982         496,121
  Selling, general and administrative                          118,875          100,562          225,761         201,354
  Depreciation and amortization of
    property, plant and equipment                               17,871           16,004           35,661          32,164
  Amortization of goodwill and other
    intangibles                                                  8,214            7,162           16,167          14,147
                                                               -------          -------          -------         -------
                                                               391,438          377,367          767,571         743,786
                                                               -------          -------          -------         -------

Income from operations                                         109,937           95,485          187,905         145,685

Other income (expense)
  Equity in earnings of affiliates                               3,331            7,807            3,456          15,160
  Interest income                                                1,079            1,175            2,192           2,399
  Interest expense                                                (158)            (139)            (323)         (1,222)
  Other                                                          1,668             (689)             821           2,178
                                                               -------          -------            -----          ------

Income before income taxes                                     115,857          103,639          194,051         164,200
                                                               -------          -------          -------         -------

Provision for income taxes
  Current                                                       41,990           39,243           72,243          61,586
  Deferred                                                       2,510            1,178            2,757           2,454
                                                               -------          -------          -------         -------
                                                                44,500           40,421           75,000          64,040
                                                               -------          -------          -------         -------

Net income                                                      71,357           63,218          119,051         100,160

Redeemable preferred stock dividends                              (239)              --             (717)           (202)
                                                               -------          -------          -------         -------

Net income available for common shares                        $ 71,118         $ 63,218         $118,334        $ 99,958
                                                               =======          =======          =======         =======

Earnings per common share                                     $   6.60         $   5.76         $  10.94        $   9.09
                                                               =======          =======          =======         =======

Dividends declared per common share                           $   1.20         $      -         $   3.60        $   2.30
                                                               =======           ======          =======         =======

Average number of common shares
    outstanding                                                 10,772           10,970           10,819          10,998

The Washington Post Company
Condensed Consolidated Balance Sheets

                                                                                June 29,            December 29,
(In thousands)                                                                    1997                  1996
                                                                              (Unaudited)
                                                                             -------------          ------------
Assets

Current assets
   Cash and cash equivalents                                                      $  63,127            $  102,278
   Accounts receivable, less estimated returns,
      doubtful accounts and allowances                                              234,560               233,063
   Inventories                                                                       26,795                24,427
   Other current assets                                                              18,464                22,863
                                                                                  ---------             ---------
                                                                                    342,946               382,631

Investments in affiliates                                                           198,241               199,278

Property, plant and equipment
   Buildings                                                                        187,542               188,527
   Machinery, equipment and fixtures                                                752,428               768,509
   Leasehold improvements                                                            37,528                28,883
                                                                                  ---------             ---------
                                                                                    977,498               985,919
   Less accumulated depreciation and amortization                                  (613,048)             (594,195)
                                                                                  ---------             ---------
                                                                                    364,450               391,724
   Land                                                                              33,922                34,332
   Construction in progress                                                         164,855                85,307
                                                                                  ---------             ---------
                                                                                    563,227               511,363
Goodwill and other intangibles,
   less accumulated amortization                                                    541,413               544,349

Deferred charges and other assets                                                   241,042               232,790
                                                                                  ---------             ---------
                                                                                 $1,886,869            $1,870,411
                                                                                  =========             =========
Liabilities and Shareholders' Equity

Current liabilities
   Accounts payable and accrued liabilities                                      $  194,350            $  194,186
   Federal and state income taxes                                                     3,889                 5,381
   Deferred subscription revenue                                                     78,850                82,069
   Dividends declared                                                                13,206                    --
                                                                                  ---------             ---------
                                                                                    290,295               281,636

Other liabilities                                                                   226,237               223,878

Deferred income taxes                                                                31,192                30,147
                                                                                  ---------             ---------
                                                                                    547,724               535,661
                                                                                  ---------             ---------
Redeemable preferred stock                                                           11,947                11,947
                                                                                  ---------             ---------
Preferred stock                                                                          --                    --

Common shareholders' equity
   Common stock                                                                      20,000                20,000
   Capital in excess of par value                                                    31,080                26,455
   Retained earnings                                                              2,081,773             2,002,359
   Cumulative foreign currency translation
      adjustment                                                                      1,455                 4,663
   Unrealized gain on available-for-sale
      securities                                                                        476                 3,155
   Cost of Class B common stock held in treasury                                   (807,586)             (733,829)
                                                                                  ---------             ---------
                                                                                  1,327,198             1,322,803
                                                                                  ---------             ---------
                                                                                 $1,886,869            $1,870,411
                                                                                  =========             =========

The Washington Post Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                              Twenty-six Weeks Ended
                                                                                             ------------------------
                                                                                             June 29,          June 30,
(In thousands)                                                                                1997               1996
                                                                                            --------           --------
Cash flows from operating activities:
   Net income                                                                              $119,051            $100,160
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization of property, plant
          and equipment                                                                      35,661              32,164
        Amortization of goodwill and other intangibles                                       16,167              14,147
        Gain from sale of business                                                               --              (3,112)
        (Decrease) in income taxes payable                                                   (1,492)               (594)
        Provision for deferred income taxes                                                   2,757               2,454
        Equity in earnings of affiliates, net of
          distributions                                                                      (2,171)             (9,803)
        Change in assets and liabilities:
          (Increase) in accounts receivable, net                                             (1,497)            (31,770)
          (Increase) decrease in inventories                                                 (2,368)              2,235
          Increase in accounts payable and
            accrued liabilities                                                                 163              24,125
          (Increase) in other assets and other
            liabilities, net                                                                 (2,644)            (12,960)
        Other                                                                                  (630)              3,411
                                                                                           --------            --------

        Net cash provided by operating activities                                           162,997             120,457
                                                                                           --------            --------
Cash flows from investing activities:
   Net proceeds from sale of business                                                            --               3,517
   Purchases of property, plant and equipment                                               (86,920)            (16,197)
   Proceeds from sales of marketable securities                                                  --              12,821
   Investments in certain businesses                                                        (23,141)            (89,471)
   Other                                                                                      9,825                 332
                                                                                           --------            --------

        Net cash used in investing activities                                              (100,236)            (88,998)
                                                                                           --------            --------
Cash flows from financing activities:
   Principal payments on debt                                                                    --             (50,209)
   Issuance of redeemable preferred stock                                                        --              11,947
   Dividends paid                                                                           (26,432)            (25,482)
   Common shares repurchased                                                                (75,480)            (12,952)
                                                                                            -------             -------

      Net cash used in financing activities                                                (101,912)            (76,696)
                                                                                           --------              ------

Net decrease in cash and cash equivalents                                                   (39,151)            (45,237)

Beginning cash and cash equivalents                                                         102,278             146,901
                                                                                            -------             -------

Ending cash and cash equivalents                                                           $ 63,127            $101,664
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

Note 2: Summarized combined (unaudited) results of operations for the second quarter and year-to-date of 1997 and 1996 for the company's affiliates are as follows (in thousands):

                                                        Second Quarter                          Year-to-Date
                                                   --------------------------             ----------------------------
                                                     1997            1996                    1997               1996
                                                   ----------     -----------             -----------        ---------
Operating revenues                                  $219,474        $236,430                 $433,072        $471,903
Operating income                                      22,897          27,655                   30,043          65,057
Net income                                            13,327          19,851                   17,629          47,224

Note 3: In the first quarter of 1997, the company purchased a cable system in Cleveland, Mississippi, serving about 16,000 subscribers for approximately $23 million.

    In the second quarter of 1997, the company completed the exchange of assets of certain cable systems with Tele-Communications, Inc. The trade resulted in an increase of about 21,000 subscribers for the company.

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

    In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. The Statement establishes standards for reporting and displaying comprehensive income, as defined, and its components. The company plans to adopt the Statement's disclosure standards in fiscal 1998.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December

15, 1997. The Statement establishes standards for the way companies report information about operating segments in annual and interim financial statements. Generally, the Statement requires financial information to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The company plans to adopt the Statement's disclosure standards in fiscal 1998.

Note 5: During the first six months of 1997 the company repurchased 217,590 shares of its Class B common stock at a cost of $75.5 million.

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

SECOND QUARTER COMPARISONS

    Net income for the second quarter of 1997 was $71.4 million, an increase of 13 percent over net income of $63.2 million in the second quarter last year. Earnings per share increased 15 percent to $6.60, from $5.76 in the second quarter of 1996, with a smaller number of shares outstanding.

    Revenues for the second quarter of 1997 rose 6 percent to $501.4 million, from $472.9 million in the same period last year. Both advertising revenues and circulation and subscriber revenues increased 6 percent. Other revenues increased 9 percent over the second quarter of 1996.

    Costs and expenses for the second quarter of 1997 increased 4 percent to $391.4 million, from $377.4 million in the second quarter of 1996. Operating expenses decreased 3 percent. A 20 percent decline in newsprint expense accounted for almost all of the net decrease in operating expenses. Selling, general and administrative expenses increased 18 percent. Expansion at the cable division and Kaplan Educational Centers contributed to the increase. Depreciation expense increased 12 percent and amortization expense rose 15 percent compared to the second quarter of 1996 due primarily to recent acquisitions.

    In the second quarter of 1997 operating income rose to $109.9 million, a 15 percent increase over $95.5 million in 1996. The increase was primarily a result of strength in the company's print businesses due to improved advertising revenues and lower paper costs as discussed above.

NEWSPAPER DIVISION. At the newspaper division revenues increased 8 percent in the second quarter of 1997. Advertising revenues for the division rose 10 percent for the quarter, due mainly to a 5 percent increase in advertising volume at The Washington Post. All advertising categories - retail, general, classified, and preprints - reported improved volume in the period. Circulation revenues for the division did not vary significantly in comparison to the same period last year.

BROADCAST DIVISION. Revenues at the broadcast division increased 3 percent in the second quarter of 1997.

MAGAZINE DIVISION. Newsweek revenues in the second quarter of 1997 declined 2 percent. Advertising revenues fell 3 percent, primarily due to lower advertising page volume for the quarter. Circulation revenues did not vary significantly from the comparable period last year.

CABLE DIVISION. At the cable division, second quarter 1997 revenues were 13 percent higher than 1996. Higher subscriber levels, resulting mainly from recent acquisitions, as well as slightly higher rates accounted for the increase. At the end of the second quarter, the number of basic subscribers totaled approximately 633,000, 13 percent higher than at the same time last year.

OTHER BUSINESSES. In the second quarter of 1997, revenues from other businesses -- principally Kaplan Educational Centers, PASS Sports, Legi-Slate, Digital Ink, MLJ (Moffet, Larson & Johnson),and TechNews -- increased 19 percent over the prior year. The increase was due to strong revenue growth at Kaplan Educational Centers.

EQUITY IN EARNINGS AND LOSSES OF AFFILIATES. The company's equity in earnings of affiliates in the second quarter of 1997 was $3.3 million, compared with $7.8 million in the second quarter of 1996. The decrease was due to declining results at the company's affiliated newsprint mills.

NON-OPERATING ITEMS. Interest income, net of interest expense, was $0.9 million and $1.0 million for the second quarters of 1997 and 1996,respectively.

INCOME TAXES. The effective tax rate in the second quarter of 1997 decreased to 38.4 percent, from 39.0 percent in 1996.


SIX MONTH COMPARISONS

    Net income for the first six months of 1997 was $119.1 million, compared with net income of $100.2 million in the first half of 1996. Earnings per share for the first half of the year were $10.94, an increase of 20 percent over the same period last year.

    Revenues for the first half of 1997 increased 7 percent to $955.5 million, from $889.5 million in the comparable period last year. Advertising revenues increased 8 percent, circulation and subscriber revenues increased 6 percent and other revenues increased 10 percent.

    Costs and expenses increased 3 percent during the first half of 1997 to $767.6 million, from $743.8 million in the corresponding period of 1996. Operating expenses declined 1 percent due mainly to a 20 percent decrease in newsprint expense. Selling, general and administrative expenses increased 12 percent, with expansion at the cable division and Kaplan Educational Centers contributing to the increase. Depreciation expense and amortization expense increased 11 percent and 14 percent, respectively, resulting from recent acquisitions.

    In the first half of 1997 operating income rose to $187.9 million, an increase of 29 percent over $145.7 million in the same period last year.

NEWSPAPER DIVISION. Newspaper division revenues were up 8 percent in the first half of 1997 over the comparable period of 1996. Advertising revenues for the division rose 10 percent in the period due mainly to the increased advertising volume. All advertising categories reported higher volume over the first six months of 1996. Circulation revenues for the division did not vary significantly compared with the first half of 1996. Daily and Sunday circulation at The Post declined 2 percent and 1 percent, respectively, from the prior year.

BROADCAST DIVISION. Revenues at the broadcast division increased 3 percent over the first six months of 1996.

MAGAZINE DIVISION. At Newsweek revenues increased 3 percent in the first half of 1997. Advertising revenues rose 5 percent, resulting primarily from higher advertising page volume, combined with higher net advertising revenue realized per page for the period. Circulation revenues did not vary significantly compared to the first six months of 1996.

CABLE DIVISION. Cable division revenues increased 13 percent in the first half of 1997. Subscriber revenues grew 14 percent in the first six months of 1997 due to a 13 percent increase in the number of basic subscribers, resulting mainly from recent acquisitions, as well as slightly higher rates.

OTHER BUSINESSES. At the company's other businesses, revenues rose 18 percent in the first half of 1997. Strong revenue growth at Kaplan Educational Centers accounted for almost all of the increase.

EQUITY IN EARNINGS AND LOSSES OF AFFILIATES. The company's equity in earnings of affiliates during the first half of 1997 was $3.5 million, compared with $15.2 million in the first six months of 1996. Declining results at the company's newsprint mill affiliates were responsible for the decrease.

NON-OPERATING ITEMS. Interest income, net of interest expense, was $1.9 million in the first six months of 1997, compared to $1.2 million in 1996.

    Other income in the first half of 1997 was $0.8 million, compared with $2.2 million in the comparable period of 1996.

INCOME TAXES. The effective tax rate for the first six months of 1997 decreased to 38.7 percent, from 39.0 percent in 1996.


FINANCIAL CONDITION:  CAPITAL RESOURCES AND LIQUIDITY

    During the first half 1997 the company purchased a cable system in Cleveland, Mississippi, serving about 16,000 subscribers for approximately $23 million. The company also completed the exchange of the assets of certain cable systems with Tele-Communications, Inc. The trade resulted in an increase of about 21,000 subscribers for the company.

    In June 1997 the company entered into an agreement with Meredith Corporation to acquire the assets of WCPX, the CBS affiliate in Orlando, Florida, in exchange for the assets of WFSB, the company's CBS affiliate in Hartford, Connecticut, and approximately $60 million in cash. The exchange is contingent on approval by the Federal Communications Commission and is expected to be completed in the second half of the year.

    The company estimates that it will spend approximately $50 million during the remainder of 1997 as part of a three-year $250 million project to provide new production facilities for The Washington Post newspaper.

    At June 29, 1997, the company had $63 million in cash and cash equivalents. The company expects to fund the majority of its estimated capital expenditures and business acquisitions through internally generated funds and, if necessary, through the issuance of short-term promissory notes supported by existing credit facilities. In management's opinion, the company will have ample liquidity to meet its various cash needs in the second half of 1997 as outlined above.

    As of the end of 1996, the company had repurchased approximately 339,000 shares of the one million Class B shares authorized for repurchase by the Board of Directors in January 1995. In the first half of 1997, the company repurchased 217,590 shares of its Class B common stock for approximately $75.5 million. Approximately 444,000 Class B common shares remain to be repurchased under the January 1995 authorization.

    The company has experienced no other significant changes in its financial condition since the end of 1996.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's May 8, 1997, Annual Meeting of Stockholders, the stockholders elected each of the nominees to its Board of Directors named in the Company's proxy statement dated March 28, 1997. The voting results are set forth below:

                               Class A Directors

                                                      Votes                        Votes             Broker
            Nominee                                    For                       Withheld           Non-Votes
            -------                                   -----                      --------           ---------
         Warren E. Buffett                           1,779,250                     -0-                 -0-
         Martin Cohen                                1,779,250                     -0-                 -0-
         George J. Gillespie III                     1,779,250                     -0-                 -0-
         Donald E. Graham                            1,779,250                     -0-                 -0-
         Katharine Graham                            1,779,250                     -0-                 -0-
         William J. Ruane                            1,779,250                     -0-                 -0-
         Richard D. Simmons                          1,779,250                     -0-                 -0-
         Alan G. Spoon                               1,779,250                     -0-                 -0-
         George W. Wilson                            1,779,250                     -0-                 -0-

                               Class B Directors

                                                        Votes                        Votes           Broker
           Nominee                                       For                       Withheld         Non-Votes
           -------                                      -----                      --------         ---------
         Daniel B. Burke                             6,971,165                     150,563             -0-
         James E. Burke                              7,071,851                      49,877             -0-
         Ralph E. Gomory                             7,072,094                      49,634             -0-
         Donald R. Keough                            7,071,812                      49,916             -0-
         Barbara Scott Preiskel                      7,070,333                      51,395             -0-

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

                                 THE WASHINGTON POST COMPANY
                                        (Registrant)



Date:  August 8, 1997               /s/ Donald E. Graham
       --------------       --------------------------------------
                                 Donald E. Graham, Chairman &
                                 Chief Executive Officer
                                (Principal Executive Officer)




Date:  August 8, 1997              /s/ John B. Morse, Jr.
       --------------         -------------------------------------------
                              John B. Morse, Jr., Vice President-Finance
                                 (Principal Financial Officer)