Form 10-Q
period 1997-09-28
WASHINGTON POST CO
filed 1997-11-12
CIK 104889

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarterly
Period Ended       September 28, 1997   Commission File Number 1-6714
            ----------------------------------------------------------


                         THE WASHINGTON POST COMPANY
      -----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



                 Delaware               53-0182885
-----------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)


1150 15th Street, N.W.            Washington, D.C.             20071
-----------------------------------------------------------------------------
      (Address of principal executive offices)              (Zip Code)


                               (202) 334-6000
-----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)



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

         Shares outstanding at October 31, 1997:

                 Class A Common Stock               1,739,250 Shares
                                                   ----------
                 Class B Common Stock               8,733,799 Shares
                                                   ----------

                          THE WASHINGTON POST COMPANY

                               INDEX TO FORM 10-Q

                                                                                                                     Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Income
                  (Unaudited) for the Thirteen and Thirty-nine
                  Weeks Ended September 28, 1997 and
                  September 29, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

         Condensed Consolidated Balance Sheets
                  at September 28, 1997 (Unaudited)
                  and December 29, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

         Condensed Consolidated Statements of Cash Flows
                  (Unaudited) for the Thirty-nine Weeks Ended
                  September 28, 1997 and September 29, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

         Notes to Condensed Consolidated Financial Statements
                  (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

Item 2.  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Exhibit 11

Exhibit 27 (Electronic Filing Only)

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

The Washington Post Company
Condensed Consolidated Statements of Income (Unaudited)

                                                                 Thirteen Weeks Ended              Thirty-nine Weeks Ended
                                                              ---------------------------        ----------------------------
                                                              Sep. 28,           Sep. 29,        Sep. 28,            Sep. 29,
(In thousands, except per share amounts)                        1997               1996            1997                1996
                                                              --------           --------        --------            --------
Operating revenues
  Advertising                                                $ 286,074           $ 274,719      $  892,551         $  837,986
  Circulation and subscriber                                   134,238             124,916         386,814            363,475
  Other                                                         58,063              60,691         154,486            148,336
                                                              --------            --------       ---------          ---------

                                                               478,375             460,326       1,433,851          1,349,797
                                                              --------            --------       ---------          ---------
Operating costs and expenses
  Operating                                                    253,565             245,763         743,547            741,885
  Selling, general and administrative                          107,186             103,937         332,947            305,290
  Depreciation and amortization of
    property, plant and equipment                               18,007              15,979          53,668             48,143
  Amortization of goodwill and other
    intangibles                                                  8,382               7,427          24,549             21,575
                                                              --------            --------       ---------          ---------
                                                               387,140             373,106       1,154,711          1,116,893
                                                              --------            --------       ---------          ---------

Income from operations                                          91,235              87,220         279,140            232,904

Other income (expense)
  Equity in earnings of affiliates                               4,712               2,537           8,168             17,697
  Interest income                                                  725               1,358           2,917              3,757
  Interest expense                                                (182)               (168)           (505)            (1,390)
  Other                                                         23,471                 (53)         24,292              2,126
                                                              --------           --------         --------          ---------

Income before income taxes                                     119,961              90,894         314,012            255,094
                                                              --------            --------       ---------          ---------

Provision for income taxes
  Current                                                       44,866              35,128         117,109             96,714
  Deferred                                                       3,544                 375           6,301              2,829
                                                              --------            --------       ---------          ---------
                                                                48,410              35,503         123,410             99,543
                                                              --------            --------       ---------          ---------

Net income                                                      71,551              55,391         190,602            155,551

Redeemable preferred stock dividends                              (239)               (478)           (956)              (680)
                                                              --------            --------       ---------          ---------

Net income available for common shares                       $  71,312           $  54,913      $  189,646         $  154,871
                                                              ========            ========       =========          =========

Earnings per common share                                    $    6.64           $    5.00      $    17.57         $    14.09
                                                              ========            ========       =========          =========

Dividends declared per common share                          $    1.20           $    2.30      $     4.80         $     4.60
                                                              ========            ========       =========          =========

Average number of common
    shares outstanding                                          10,743              10,975          10,794             10,990

The Washington Post Company
Condensed Consolidated Balance Sheets

                                                                                September 28,          December 29,
(In thousands)                                                                      1997                   1996
                                                                                 (Unaudited)
                                                                                ------------          ------------
Assets
Current assets
   Cash and cash equivalents                                                      $  34,202             $  102,278
   Accounts receivable, less estimated returns,
      doubtful accounts and allowances                                              243,789                233,063
   Inventories                                                                       26,931                 24,427
   Other current assets                                                              23,468                 22,863
                                                                                  ---------              ---------
                                                                                    328,390                382,631

Investments in affiliates                                                           202,297                199,278

Property, plant and equipment
   Buildings                                                                        190,006                188,527
   Machinery, equipment and fixtures                                                758,163                768,509
   Leasehold improvements                                                            38,383                 28,883
                                                                                  ---------              ---------
                                                                                    986,552                985,919
   Less accumulated depreciation and amortization                                  (627,517)              (594,195)
                                                                                  ---------              ---------
                                                                                    359,035                391,724
   Land                                                                              33,907                 34,332
   Construction in progress                                                         199,688                 85,307
                                                                                  ---------              ---------
                                                                                    592,630                511,363
Goodwill and other intangibles,
   less accumulated amortization                                                    593,070                544,349

Deferred charges and other assets                                                   266,717                232,790
                                                                                  ---------              ---------
                                                                                 $1,983,104             $1,870,411
                                                                                  =========              =========
Liabilities and Shareholders' Equity

Current liabilities
   Accounts payable and accrued liabilities                                      $  229,403             $  194,186
   Federal and state income taxes                                                    12,536                  5,381
   Deferred subscription revenue                                                     75,314                 82,069
   Dividends declared                                                                13,097                    --
                                                                                  ---------             ----------
                                                                                    330,350                281,636

Other liabilities                                                                   232,444                223,878

Deferred income taxes                                                                34,650                 30,147
                                                                                  ---------              ---------
                                                                                    597,444                535,661
                                                                                  ---------              ---------

Redeemable preferred stock                                                           11,947                 11,947
                                                                                  ---------              ---------

Preferred stock                                                                          --                     --

Common shareholders' equity
   Common stock                                                                      20,000                 20,000
   Capital in excess of par value                                                    31,238                 26,455
   Retained earnings                                                              2,140,335              2,002,359
   Cumulative foreign currency translation
      adjustment                                                                      1,132                  4,663
   Unrealized gain on available-for-sale
      securities                                                                        344                  3,155
   Cost of Class B common stock held in Treasury                                   (819,336)              (733,829)
                                                                                  ---------              ---------
                                                                                  1,373,713              1,322,803
                                                                                  ---------              ---------
                                                                                 $1,983,104             $1,870,411
                                                                                  =========              =========

The Washington Post Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                    Thirty-nine Weeks Ended
                                                                                -------------------------------
                                                                                September 28,      September 29,
(In thousands)                                                                      1997                1996
                                                                                -------------      -------------
Cash flows from operating activities:
   Net income                                                                    $  190,602          $ 155,551
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization of property, plant
           and equipment                                                             53,668             48,143
        Amortization of goodwill and other intangibles                               24,549             21,575
        Gain on sale of businesses, net                                             (24,805)            (3,112)
        Increase in income taxes payable                                              7,155              2,510
        Provision for deferred income taxes                                           6,301              2,829
        Equity in earnings of affiliates, net
            of distributions                                                         (6,550)           (10,667)
        Change in assets and liabilities:
           (Increase) in accounts receivable                                         (8,024)           (20,687)
           (Increase) decrease in inventories                                        (2,504)             3,559
           Increase in accounts payable and accrued
              liabilities                                                            35,216             50,521
        Other                                                                       (21,874)           (33,253)
                                                                                  ---------          ---------

     Net cash provided by operating activities                                      253,734            216,969
                                                                                  ---------          ---------

Cash flows from investing activities:
   Net proceeds from sale of businesses                                              27,417              3,517
   Purchases of property, plant and equipment                                      (135,985)           (43,312)
   Proceeds from sales of marketable securities                                          --             12,821
   Investments in certain businesses                                                (83,616)          (143,083)
   Other                                                                              9,591                482
                                                                                  ---------          ---------

      Net cash used in investing activities                                        (182,593)          (169,575)
                                                                                  ---------          ---------

Cash flows from financing activities:
   Principal payments on debt                                                            --            (50,209)
   Issuance of note receivable                                                      (12,417)                --
   Issuance of redeemable preferred stock                                                --             11,947
   Dividends paid                                                                   (39,529)           (38,328)
   Common shares repurchased                                                        (87,271)           (16,695)
                                                                                  ---------          ---------

      Net cash used in financing activities                                        (139,217)           (93,285)
                                                                                  ---------          ---------

Net decrease in cash and cash equivalents                                           (68,076)           (45,891)
                                                                                  ---------          ---------

Beginning cash and cash equivalents                                                 102,278            146,901
                                                                                  ---------          ---------

Ending cash and cash equivalents                                                 $   34,202         $  101,010
                                                                                  =========         ==========

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

Note 2: Summarized combined (unaudited) results of operations for the third quarter and year-to-date of 1997 and 1996 for the company's affiliates are as follows (in thousands):

                                                Third Quarter                      Year-to-Date
                                           -----------------------            ----------------------
                                             1997          1996                  1997         1996
                                           ---------     ---------            --------      ---------
Operating revenues                         $223,608      $226,310            $656,680       $698,214
Operating income                             24,276        20,106              54,319         85,163
Net income                                   15,846        11,947              33,475         59,171

Note 3: In the first quarter of 1997, the company purchased a cable system in Cleveland, Mississippi, serving about 16,000 subscribers for approximately $23 million.

    In the second quarter of 1997, the company completed the exchange of assets of certain cable systems with Tele-Communications, Inc. The trade resulted in an increase of about 21,000 subscribers for the company.

    In the third quarter of 1997 the company completed a transaction with Meredith Corporation to exchange the assets of WCPX-TV, the CBS affiliate in Orlando, FL for the assets of WFSB-TV, the CBS affiliate in Hartford, CT and approximately $60 million. In the third quarter of 1997, the company also sold the assets of its PASS Sports subsidiary and terminated its regional sports network for an after-tax gain of $16 million.

    During the first three quarters of 1996 the company expended approximately $143 million on investments in new businesses. These included, among others, cable systems serving approximately 66,000 subscribers, a commercial printer in the Maryland suburbs of Washington, D.C., a company which provides educational services to students in grades K through 12, and a publisher of business periodicals for the computer services industry and the Washington-area technology community.

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

Note 5: During the first nine months of 1997 the company repurchased 245,390 shares of its Class B common stock at a cost of approximately $87 million.


Note 6: In November 1997, the company reached an agreement to acquire a cable system in Anniston, AL serving about 36,000 subscribers for approximately $66 million. The transaction, which will occur in three stages, is expected to take place in the first half of 1998.

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

THIRD QUARTER COMPARISONS

         Net income for the third quarter of 1997 was $71.6 million, an increase of 29 percent from net income of $55.4 million in the third quarter last year. Earnings per share increased 33 percent to $6.64, from $5.00 for the same period last year. The 1997 third quarter results included a one-time after-tax gain of $16.0 million ($1.49 per share) relating to the sale of the assets of its PASS Sports subsidiary and the termination of its regional sports network. Excluding this one-time item, net income was $55.6 million and earnings per share were $5.15.

         Revenues for the third quarter of 1997 rose 4 percent to $478.4 million, from $460.3 million in the same period last year. Advertising revenues and circulation and subscriber revenues increased 4 percent and 7 percent, respectively, while other revenues decreased 4 percent.

         Costs and expenses for the third quarter of 1997 increased 4 percent to $387.1 million, from $373.1 million in the third quarter of 1996. Both operating expenses and selling, general and administrative expenses increased 3 percent compared with the third quarter last year. Depreciation expense and amortization expense both increased 13 percent over the third quarter of 1996. The increase was due primarily to recent acquisitions at the cable division.

         Third quarter 1997 operating income was $91.2 million, a 5 percent increase from $87.2 million in 1996. The increase resulted from strength at the company's print businesses, partially offset by increased spending at the company's other businesses.

NEWSPAPER DIVISION. At the newspaper division revenues rose 4 percent in the third quarter of 1997. Advertising revenues for the division increased 7 percent for the quarter due mainly to strong classified and preprint advertising results at The Washington Post. Overall, classified volume improved 4 percent compared to third quarter 1996; recruitment advertising rose 15 percent. Preprint volume increased 8 percent for the quarter. Retail and general advertisement volume declined 4 percent and 1 percent, respectively, compared with the same period last year. Circulation revenues for the division were essentially unchanged compared to the third quarter of 1996.

BROADCAST DIVISION. Revenues at the broadcast division decreased 1 percent from the third quarter of 1996 due mainly to a 1 percent decline in advertising revenues. The comparable quarter last year included significant amounts of Olympics-related and political advertising, which did not recur in 1997. Network compensation increased 2 percent over the comparable period last year.

MAGAZINE DIVISION. Newsweek revenues in the third quarter of 1997 increased 2 percent. Circulation revenues were up 5 percent due primarily to increased newsstand sales from the publication of a special newsstand-only edition after the death of Princess Diana.

CABLE DIVISION. At the cable division third quarter 1997 revenues were up 13 percent over 1996. About one-third of the increase resulted from the effects of cable system acquisitions in 1997 and late 1996.

OTHER BUSINESSES. In the third quarter of 1997, revenues from other businesses, principally Kaplan Educational Centers (Kaplan), PASS Sports, Legi-Slate, Digital Ink, MLJ (Moffet, Larson, & Johnson) and TechNews, increased 3 percent.

EQUITY IN EARNINGS AND LOSSES OF AFFILIATES. The company's equity in earnings of affiliates in the third quarter of 1997 was $4.7 million, compared with $2.5 million in the third quarter of 1996. The increase was due to strong results at Cowles Media.

NON-OPERATING ITEMS. Interest income, net of interest expense, was $0.5 million for the third quarter of 1997 compared with $1.2 million in the same period last year.

     Other income (expense), net was income of $23.5 million compared to expense of $0.05 million in the third quarter of 1996. The 1997 amount included the gain on the sale of assets of the company's PASS Sports subsidiary mentioned previously.

INCOME TAXES. The effective income tax rate for the third quarter of 1997 increased to 40.4 percent from 39.1 percent in the same period of 1996, resulting from a revised estimate in the tax rate for the entire year.

NINE MONTH COMPARISONS

         Net income for the first nine months of 1997 was $190.6 million, up 23 percent from net income of $155.6 million in the same period last year. Earnings per share increased 25 percent to $17.57 in 1997, from $14.09 in 1996. The company's net income for the first nine months of 1997 included $16.0 million ($1.49 per share)from the sale of the assets of its PASS Sports subsidiary mentioned previously. Excluding the effect of this one-time item, net income increased 12 percent and earnings per share rose 14 percent in the first nine months of 1997.

         Revenues for the first nine months of 1997 increased 6 percent to $1,433.9 million, from $1,349.8 million in the comparable period last year. Advertising revenues increased 7 percent, circulation and subscriber revenues rose 6 percent, and other revenues increased 4 percent.

         Total costs and expenses increased 3 percent during the first nine months of 1997 to $1,154.7 million, from $1,116.9 million in the corresponding period of 1996. Operating expenses did not vary significantly from the prior year, while selling, general and administrative expenses increased 9 percent. A 16 percent decline in newsprint expense was offset by increased spending at the company's other businesses as well as normal growth in the cost of operations. Depreciation expense increased 11 percent and amortization expense increased 14 percent for the first nine months of 1997 due to recent acquisitions at the cable division.

         In the first three quarters of 1997 operating income rose to $279.1 million, a 20 percent increase over $232.9 million in the same period last year.

NEWSPAPER DIVISION. Newspaper division revenues were up 6 percent in the first three quarters of 1997 over the comparable period of 1996. Advertising revenues for the division rose 9 percent in the period due mainly to increased advertising volume. Advertising volume at The Washington Post rose 4 percent to 2,328,000 inches from 2,237,300 inches in the first nine months of 1996. Circulation revenues for the division increased 1 percent compared with the first three quarters of 1996, though both daily and Sunday circulation at The Washington Post declined 1 percent from the prior year.

BROADCAST DIVISION. Revenues at the broadcast division increased 2 percent over the first nine months of 1996. In the first three quarters of 1997, local advertising revenues rose 4 percent. National advertising revenues and network compensation did not vary significantly from 1996.

MAGAZINE DIVISION. At Newsweek revenues increased 3 percent in the first three quarters of 1997. Advertising revenues increased 3 percent primarily due to higher page volume. Circulation revenues increased 2 percent due to the publication of an additional newsstand-only issue. In the first three quarters of 1997 thirty-eight weekly and two special newsstand-only issues were published versus thirty-nine weekly issues in 1996.

CABLE DIVISION. Cable division revenues were up 13 percent in the first three quarters of 1997. Subscriber revenues increased 14 percent in the first nine months of 1997; about half of the increase was due to the effects of cable system acquisitions in 1997 and 1996. At the end of September 1997, cable operations had 635,000 basic subscribers compared to 587,000 basic subscribers at the same time last year.

OTHER BUSINESSES. At the company's other businesses, revenues rose 12 percent in the first three quarters of 1997. Most of the increase was due to growth at Kaplan Educational Centers and the addition of TechNews beginning in September 1996.

EQUITY IN EARNINGS AND LOSSES OF AFFILIATES. The company's equity in earnings of affiliates during the first nine months of 1997 was $8.2 million, compared with $17.7 million in the first nine months of 1996. The decrease was due to declining results at the affiliated newsprint mills resulting from lower newsprint prices.

NON-OPERATING ITEMS. Interest income, net of interest expense, was $2.4 million for the first three quarters of 1997, unchanged from 1996.

     Other income in the first three quarters of 1997 was $24.3 million, compared with $2.1 million in the comparable period of 1996. Other income in 1997 included the gain from the sale of the assets of the company's PASS Sports subsidiary mentioned previously.

INCOME TAXES. The effective income tax rate for the first nine months of 1997 increased to 39.3 percent from 39.0 percent in 1996.

FINANCIAL CONDITION:  CAPITAL RESOURCES AND LIQUIDITY

         During the first half of 1997 the company purchased a cable system in Cleveland, Mississippi, serving about 16,000 subscribers for approximately $23 million. The company also completed the exchange of the assets of certain cable systems with Tele-Communications, Inc. The trade resulted in an increase of about 21,000 subscribers for the company.

         In September 1997, the company completed a transaction with Meredith Corporation to exchange the assets of WCPX-TV, the CBS affiliate in Orlando, FL for the assets of WFSB-TV, the CBS affiliate in Hartford, CT and approximately $60 million in cash. The company also completed the sale of the assets of its PASS Sports subsidiary for $32.5 million in cash and notes receivable.

         The company has reached an agreement to sell its 35 percent interests in Bear Island Paper Company and Bear Island Timberlands Company to Brant-Allen Industries. The transaction is expected to be completed by the end of 1997.

     The company has also reached an agreement in principle to exchange the assets of selected cable systems with TCA Cable Partners. The exchange is expected to be completed by the end of 1997.

     In November 1997, the company reached an agreement to acquire a cable system in Anniston, AL serving about 36,000 subscribers for approximately $66 million. The transaction, which will occur in three stages, is expected to take place in the first half of 1998.

     As of the end of the third quarter of 1997, the company had spent approximately $86 million as part of a three-year $250 million project to provide new production facilities for the Washington Post newspaper. The company estimates that it will spend approximately $40 million during the remainder of the year on this project.

     As of the end of 1996, the company had repurchased approximately
339,000 shares of the one million Class B shares authorized for repurchase by the Board of Directors in January 1995. In the first nine months of 1997, the company repurchased 245,390 shares of its Class B common stock for approximately $87.3 million. In October 1997, the company repurchased an additional 214,100 shares for approximately $92.9 million. Approximately 200,000 Class B common shares remain to be repurchased under the January 1995 authorization.

     At September 28, 1997, the company had $34.2 million in cash and cash equivalents. The company expects to fund the majority of its estimated capital expenditures through internally generated funds and, if necessary, through the issuance of short-term promissory notes supported by existing credit facilities. In management's opinion, the company will have ample liquidity to meet its various cash needs during the remainder of 1997 and 1998 as outlined above.

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

                               THE WASHINGTON POST COMPANY
                                       (Registrant)



Date:  November 12, 1997       /S/ DONALD E. GRAHAM
       -----------------       -------------------------------
                               Donald E. Graham, Chairman &
                               Chief Executive Officer
                               (Principal Executive Officer)




Date:  November 12, 1997        /S/ JOHN B. MORSE, JR.
       -----------------       --------------------------------------------
                               John B. Morse, Jr., Vice President-Finance
                                  (Principal Financial Officer)