Form 10-K405
period 1997-12-28
WASHINGTON POST CO
filed 1998-03-23
CIK 104889

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the Company's voting stock held by non-affiliates on February 27, 1998, based on the closing price for the Company's Class B Common Stock on the New York Stock Exchange on such date: approximately $2,520,000,000.

     Shares of common stock outstanding at February 27, 1998:

                    Class A Common Stock - 1,739,250 shares
                    Class B Common Stock - 8,342,020 shares

     Documents partially incorporated by reference:

          Definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

                                     PART I


ITEM 1.  BUSINESS.

         The principal business activities of The Washington Post Company (the "Company") consist of newspaper publishing (principally The Washington Post), television broadcasting (through the ownership and operation of six network-affiliated stations), the ownership and operation of cable television systems, and magazine publishing (principally Newsweek magazine).

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

         During each of the last three years the Company's operations in geographic areas outside the United States (consisting primarily of the publication of the international editions of Newsweek) accounted for less than 6% of the Company's consolidated revenues and less than 2% of its consolidated income from operations, and the identifiable assets attributable to such operations represented less than 2% of the Company's consolidated assets.


                              NEWSPAPER PUBLISHING
THE WASHINGTON POST

         The Washington Post is a morning and Sunday newspaper primarily distributed by home delivery in the Washington, D.C. metropolitan area, including large portions of Virginia and Maryland.

         The following table shows the average paid daily (including Saturday) and Sunday circulation of The Post for the twelve-month periods ended September 30 in each of the last five years, as reported by the Audit Bureau of Circulations ("ABC") for the years 1993-1996 and as estimated by The Post for the twelve-month period ended September 30, 1997 (for which period ABC had not completed its audit as of the date of this report) from the semiannual publisher's statements submitted to ABC for the six-month periods ended March 31, 1997 and September 30, 1997:



                                             AVERAGE PAID CIRCULATION
                                             ------------------------
                                            DAILY               SUNDAY
                                            -----               ------
1993................................       823,752            1,152,272
1994................................       821,956            1,152,441
1995................................       807,818            1,140,498
1996................................       800,295            1,129,519
1997................................       787,987            1,112,817

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


     General advertising rates were increased by approximately 3.6% on January 1, 1997, and approximately another 4.6% on January 1, 1998. Rates for most categories of classified and retail advertising were increased by approximately 3.4% on February 1, 1997, and approximately an additional 4.2% on February 1, 1998.

     The following table sets forth The Post's advertising inches (excluding preprints) and number of preprints for the past five years:

                                                  1993       1994        1995       1996        1997
                                                  ----       ----        ----       ----        ----
Total Inches (in thousands)...............       3,394      3,391       3,212      3,070       3,192
     Full-Run Inches......................       3,165      3,133       2,950      2,814       2,897
     Part-Run Inches......................         229        258         262        256         294
Preprints (in millions)...................       1,142      1,325       1,416      1,445       1,549


     The Post also publishes The Washington Post National Weekly Edition, a tabloid which contains selected articles and features from The Washington Post edited for a national audience. The National Weekly Edition has a basic subscription price of $48.00 per year and is delivered by second class mail to approximately 92,000 subscribers.


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


     The Herald's average paid circulation as reported to ABC for the twelve months ended September 30, 1997, was 54,692 daily (including Saturday) and 64,159 Sunday. The aggregate average weekly circulation of The Enterprise Newspapers during the twelve-month period ended December 31, 1997, was approximately 57,000 copies.

     The Herald and The Enterprise Newspapers together employ approximately 70 editors, reporters and photographers.

THE GAZETTE NEWSPAPERS

     The Gazette Newspapers, Inc., another subsidiary of the Company, publishes one paid-circulation and 25 controlled-circulation weekly community newspapers (collectively known as The Gazette Newspapers) in Montgomery and Frederick Counties and parts of Prince George's and Carroll Counties, Maryland. During 1997 The Gazette Newspapers had an aggregate average weekly circulation of more than 390,000 copies. This subsidiary also produces 11 military newspapers (most of which are weekly) under agreements where editorial material is supplied by local military bases; these newspapers had a combined 1997 circulation of over 157,000 copies.

     The Gazette Newspapers have approximately 80 editors, reporters and photographers on their combined staffs.

     The Gazette Newspapers, Inc. also operates a commercial printing business which it acquired in 1996.

                             TELEVISION BROADCASTING


     Through subsidiaries the Company owns six VHF television stations located in Detroit, Michigan; Houston, Texas; Miami, Florida; Orlando, Florida; San Antonio, Texas; and Jacksonville, Florida; which are respectively the 9th, 11th, 16th, 22nd, 38th and 54th largest broadcasting markets in the United States. Each of the Company's stations is affiliated with a national network. Although network affiliation agreements generally have limited terms, each of the Company's television stations has maintained a network affiliation continuously for at least 20 years.

     The Company's 1997 net operating revenues from national and local television advertising and network compensation were as follows:

    National............................      $ 131,834,000
    Local...............................        169,419,000
    Network.............................         34,288,000
                                                 ----------
         Total..........................      $ 335,541,000

         The following table sets forth certain information with respect to each of the Company's television stations:


STATION LOCATION AND                           EXPIRATION    EXPIRATION            TOTAL COMMERCIAL
  YEAR COMMERCIAL       NATIONAL                DATE OF        DATE OF            STATIONS IN DMA(b)
     OPERATION           MARKET      NETWORK      FCC          NETWORK
     COMMENCED         RANKING(a)  AFFILIATION  LICENSE       AGREEMENT       ALLOCATED        OPERATING
     ---------         ----------  -----------  -------       ---------       ---------        ---------

  WDIV                    9th         NBC        Oct. 1,       June 30,         VHF-4            VHF-4
  Detroit, Mich.                                   2005          2004           UHF-6            UHF-5
  1947

  KPRC                    11th        NBC        Aug. 1,       June 30,         VHF-3            VHF-3
  Houston, Tx.                                     1998          2004           UHF-11           UHF-10
  1949

  WPLG                    16th        ABC        Feb. 1,       Dec. 31,         VHF-5            VHF-5
  Miami, Fla.                                      2005          2004           UHF-8            UHF-8
  1961

  WKMG                    22nd        CBS        Feb. 1,       Apr. 6,          VHF-3            VHF-3
  Orlando, Fla.                                    2005          2005           UHF-10           UHF-9
  1954

  KSAT                    38th        ABC        Aug. 1,       Dec. 31,         VHF-4            VHF-3
  San Antonio, Tx.                                 1998          2004           UHF-6            UHF-5
  1957

  WJXT                    54th        CBS        Feb. 1,       July 10,         VHF-2            VHF-2
  Jacksonville, Fla.                               2005          2001           UHF-6            UHF-4
  1947


     (a) Source: 1997/98 DMA Market Rankings, Nielsen Media Research, Fall 1997, based on television homes in DMA (see note (b) below).

     (b) Designated Market Area ("DMA") is a market designation of A.C. Nielsen which defines each television market exclusive of another, based on measured viewing patterns.

     The Company acquired the assets of WKMG on September 4, 1997, in exchange for the assets of VHF television station WFSB, a CBS affiliate in Hartford, Connecticut which had been owned by the Company for many years, plus a cash payment.

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

     After proceedings that extended over many years, in December 1996 the FCC formally approved technical standards for digital advanced television ("DTV"). DTV is a flexible system that will permit broadcasters to utilize a single digital channel in various ways, including providing one channel of high-definition television programming with greatly enhanced image and sound quality or several channels of lower-definition television programming ("multicasting"), and is capable of accommodating subscription video and data services. Broadcasters may offer a combination of services, so long as they transmit at least one stream of free video programming on the DTV channel. The FCC has assigned to each existing full power television station (including each station owned by the Company) a second channel to implement DTV while present television operations are continued on that station's existing channel. Although in some cases a station's DTV channel may only permit operation over a smaller geographic service area than that available using its existing channel, the FCC's stated goal in assigning channels was to provide stations with DTV service areas that will be generally consistent with their existing service areas. Under FCC rules and the Balanced Budget Act of 1997, station owners will be required to surrender one channel in 2006 and thereafter provide service solely in the DTV format. The deadlines that have been established for each of the Company's stations to construct DTV facilities range from May 1999 to May 2002, depending upon the size of the market in which the station is licensed.

     The Company anticipates that the conversion to DTV broadcasting will require significant capital expenditures but cannot otherwise predict what effects the DTV conversion eventually will have upon its television broadcast operations. The FCC's assignment of DTV channels and its DTV rules may be subject to judicial review. In addition, the FCC is expected to take additional actions to refine its DTV decisions. Among the issues the FCC now is considering is how to implement the requirement of the Telecommunications Act of 1996 that it charge broadcasters a fee for offering subscription services on the DTV channel. The FCC also will consider whether and how to extend cable systems' obligations for mandatory carriage of certain broadcast television signals to the DTV channel. Deliberations on this issue likely will include the question of whether cable systems will be required to carry all the channels broadcast by a television station that multicasts on its DTV channel and whether cable systems should be required to retransmit DTV signals in the same definition in which originally broadcast. Finally, the Clinton Administration has established an advisory committee to consider whether additional public interest obligations should be imposed on broadcasters' digital operations and to make recommendations for such additional requirements to the FCC.

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


                            CABLE TELEVISION DIVISION


         As of the end of 1997 the Company (through subsidiaries) provided basic cable service to approximately 637,000 subscribers (representing about 74% of the 860,000 homes passed by the systems) and had in force more than 389,000 subscriptions to premium program services.

         During 1997 the Company acquired a cable television system serving 16,000 subscribers in Cleveland, Mississippi, and also completed a transaction in which it traded systems it owned in the Chicago suburbs and in California for systems located in Minnesota, Mississippi and Oklahoma. The systems it acquired in the foregoing trade serve an aggregate of about 21,000 more subscribers than the systems it disposed of in connection therewith. The Company also has entered into definitive agreements to acquire a cable television system serving approximately 36,000 subscribers in Anniston, Alabama, and to exchange a system it currently owns in Texas for a system in Oklahoma which serves about 2,300 more subscribers than the Texas system. In addition, the Company is a party to agreements in principle providing for the purchase by the Company of a cable television system serving approximately 7,000 subscribers in Mississippi and the sale by the Company of 14 of its smaller systems which serve in the aggregate about 29,000 subscribers.

         The Company's cable systems are located in 17 Midwestern, Southern and Western states and typically serve smaller communities; thus 34 of the Company's current systems pass fewer than 10,000 dwelling units, 15 pass 10,000-25,000 dwelling units, and only 12 pass more than 25,000 dwelling units, of which the two largest are in Modesto and Santa Rosa, California, each serving more than 48,000 basic subscribers.

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

         Among other things, the Telecommunications Act of 1996 altered the preexisting regulatory environment by expanding the definition of "effective competition" (a condition that precludes regulation of the rates charged by a cable system for basic and optional tiers of service), relaxing cost-of-service rules, raising the threshold for FCC investigations of rate complaints, terminating rate regulations for some small cable systems, and providing for the elimination of rate regulation for all cable systems regardless of size by March 31, 1999. For cable systems that do not fall within the effective-competition or small-system exemptions (including all of the cable systems owned by the Company), monthly subscription rates for the basic tier of cable service may be regulated by municipalities, subject to procedures and criteria established by the FCC, and the FCC may regulate the rates charged for optional tiers of service. Rates charged by cable television systems for pay-per-view service, for per-channel premium program services and for advertising are all exempt from regulation. Cable television systems may also add channels to an unregulated new product tier, but the channels must be new to the system as of October 1, 1994. Legislation has been introduced in the current Congress which would eliminate the March 31, 1999, sunset for cable television system rate regulation; if enacted, this legislation would have the effect of continuing such regulation subject to the effective-competition and other exceptions described above.

         In April 1993 the FCC adopted a "freeze" on rate increases for regulated services (i.e., the basic and optional tiers). Later that year the FCC promulgated benchmarks for determining the reasonableness of rates for such services. The benchmarks provided for a percentage reduction in the rates that were in effect when the benchmarks were announced. Under the FCC's approach cable operators may exceed the benchmarks if they can show in a cost-of-service proceeding that higher rates are needed to earn a reasonable return on investment, which the Commission established in March 1994 to be 11.25%. Also, the FCC has adopted so-called "going forward" rules which permit cable operators to increase their benchmarked rates for regulated services when new channels are added and to offset the effects of inflation, equipment upgrades, and higher programming, franchising and regulatory fees.

         Pursuant to the "must-carry" rules a commercial television broadcast station may, under certain circumstances, insist on carriage of its signal on cable systems located within the station's market area, while a noncommercial public station may insist on carriage of its signal on cable systems located within either the station's predicted Grade B contour or 50 miles of the station's transmitter. As a result of these obligations (the constitutionality of which has been upheld by the U.S. Supreme Court) certain of the Company's cable systems have had to carry broadcast stations that they might not otherwise have elected to carry, and the freedom the Company's systems would otherwise have to drop signals previously carried has been reduced.

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

         The FCC will soon be considering the extent to which the must-carry and retransmission consent requirements described above will apply to broadcasters' DTV operations. Such an extension of must-carry requirements could result in the Company's cable systems being required to delete some existing programming to make room for broadcasters' DTV channels.

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

         The general prohibition on telephone companies operating cable systems in areas where they provide local telephone service was eliminated by the Telecommunications Act of 1996. Telephone companies now can provide video services in their telephone service areas under four different regulatory plans. First, they can provide traditional cable television service and be subject to the same regulations as the Company's cable television systems (including compliance with local franchise and any other local or state regulatory requirements). Second, they can provide "wireless cable" service, which is described below, and not be subject to either cable regulations or franchise requirements. Third, they can provide video services on a common-carrier basis, under which they would not be required to obtain local franchises but would be subject to common-carrier regulation (including a prohibition against exercising control over programming content). Finally, they can operate so-called "open video systems" without local franchises and be subject to reduced regulatory burdens. The Act contains detailed requirements governing the operation of open video systems, including the nondiscriminatory offering of capacity to third parties and limiting to one-third of total system capacity the number of channels the operator can program when demand exceeds available capacity. In addition, the rates charged by an open video system operator to a third party for the carriage of video programming must be just and reasonable as determined in accordance with standards to be established by the FCC. (Cable operators and others not affiliated with a telephone company may also become operators of open video systems.) The Act also generally prohibits telephone companies from acquiring or owning an interest in existing cable systems operating in their service areas.

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

         During the past several years, the FCC has adopted various rule changes intended to facilitate the development of so-called "wireless cable," a video service that is capable of distributing approximately 30 television channels in a local area by over-the-air microwave transmission using analog technology and is capable of providing a greater number of channels using digital compression technologies. The FCC also is expected to issue licenses in the near future for a new digital wireless cable service which may utilize up to 1,300 megahertz of spectrum in the 28 and 31 gigahertz bands and is intended to provide large numbers of video channels as well as voice and data transmission services. Wireless cable services are not required to obtain franchises from local governmental authorities and generally operate under fewer regulatory requirements than conventional cable television systems.

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


                               MAGAZINE PUBLISHING

NEWSWEEK

         Newsweek is a weekly news magazine published both domestically and internationally by Newsweek, Inc., a subsidiary of the Company. In gathering, reporting and writing news and other material for publication, Newsweek maintains news bureaus in 9 U.S. and 13 foreign cities.

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

                                         NEWSWEEK AVERAGE       PERCENTAGE OF
                                        WEEKLY CIRCULATION      THREE LEADING
                                            RATE BASE           NEWS MAGAZINES
                                            ---------           --------------

1993................................        3,100,000               32.7%
1994................................        3,100,000               33.0%
1995................................        3,100,000               33.0%
1996................................        3,100,000               33.4%
1997................................        3,100,000               34.0%


         Newsweek is sold on newsstands and through subscription mail order sales derived from a number of sources, principally direct mail promotion. The basic one-year subscription price is $41.08. Most subscriptions are sold at a discount from the basic price. Since January 1992 Newsweek's newsstand price has been $2.95 per copy.

         The total number of Newsweek's domestic advertising pages and gross domestic advertising revenues as reported by Publishers' Information Bureau, Inc., together with Newsweek's percentages of the total number of advertising pages and total advertising revenues of the three leading weekly news magazines, for the past five years have been as follows:



                                              PERCENTAGE OF          NEWSWEEK
                                NEWSWEEK      THREE LEADING            GROSS         PERCENTAGE OF
                               ADVERTISING       NEWS               ADVERTISING      THREE LEADING
                                 PAGES*        MAGAZINES             REVENUES*       NEWS MAGAZINES
                                 ------        ---------             ---------       --------------
1993.......................       2,102          33.3%            $ 260,673,000           32.3%
1994.......................       2,057          32.1%              276,074,000           32.4%
1995.......................       2,279          34.1%              328,886,000           34.9%
1996.......................       2,520          36.6%              381,621,000           37.0%
1997.......................       2,633          35.4%              406,324,000           35.1%


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

         Newsweek's advertising rates are based on its average weekly circulation rate base and are competitive with the other weekly news magazines. Effective with the January 13, 1997 issue, national advertising rates were increased by an average of 3.5%. Beginning with the issue dated January 12, 1998, national advertising rates were increased again by an average of 4.0%.

         Newsweek Business Plus, which is published 39 times a year, is a demographic edition of Newsweek distributed to high-income professional and managerial subscribers and subscribers in zip-code-defined areas. Advertising rates for this edition, which has a circulation rate base of 1,000,000 copies, were increased an average of 3.5% in January 1997 and by an additional 4.0% in January 1998.

         Newsweek's other demographic edition, Newsweek Woman, which was published 13 times during 1997, has a circulation rate base of 700,000 selected female subscribers. At the beginning of 1997 advertising rates for this edition were increased by an average of 3.5%, with an additional average increase of 4.0% instituted early in 1998.

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

         Since 1984 a section of Newsweek articles has been included in The Bulletin, an Australian weekly news magazine which also circulates in New Zealand. In 1986 a Japanese-language edition of Newsweek, Newsweek Nihon Ban, began publication in Tokyo pursuant to an arrangement with a Japanese publishing company which translates editorial copy, sells advertising in Japan and prints and distributes the edition. Newsweek Hankuk Pan, a Korean-language edition of Newsweek, began publication in 1991 pursuant to a similar arrangement with a Korean publishing company. Since 1996 Newsweek en Espanol, a Spanish-language edition of Newsweek intended primarily for distribution in Latin America, has been published under an agreement with a Miami-based publishing company which translates editorial copy, prints and distributes the edition and jointly sells advertising with Newsweek. Distribution of this edition in Spain began in early 1997. Also, a Russian-language newsweekly modeled after Newsweek began publication in May 1996 pursuant to licensing and advisory agreements entered into by Newsweek with a Russian publishing and broadcasting company. This magazine includes selected stories translated from Newsweek's various U.S. and foreign editions and is called Itogi (which means "summing-up" in Russian).

         The average weekly circulation rate base, advertising pages and gross advertising revenues of Newsweek's international editions (including The Bulletin insertions but not including the foreign-language editions of Newsweek) for the past five years have been as follows:

                                AVERAGE WEEKLY                                GROSS
                                  CIRCULATION         ADVERTISING          ADVERTISING
                                   RATE BASE            PAGES*              REVENUES*
                                   ---------            ------              ---------
1993.......................        745,000              2,128            $ 68,347,000
1994.......................        748,000              2,351              79,900,000
1995.......................        750,000              2,502              90,968,000
1996.......................        752,000              2,446              92,638,000
1997.......................        767,000              2,287              89,330,000


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

         For 1998 the average weekly circulation rate base for Newsweek's English-language international editions (including The Bulletin insertions) will be 752,000 copies. Newsweek's rate card estimates the average weekly circulation for 1998 for the Japanese-, Korean-, Russian- and Spanish-language editions will be 140,000, 120,000, 85,000 and 43,000 copies, respectively.

         Since 1994 Newsweek has produced a weekly news magazine for online distribution. This magazine, Newsweek Interactive, integrates text, photos and audio and is currently available on the America Online service.

         In August 1996 the United States Food and Drug Administration issued final rules designed to restrict the marketing of tobacco products to minors. These rules, which among other things would limit advertising for tobacco products in print publications whose youth readership exceeds certain levels to black and white, text-only "tombstone" ads, were scheduled to go into effect on August 28, 1997. Shortly before the effective date a United States District Court in North Carolina held that the FDA's proposed advertising rules exceeded its authority and stayed the application of those rules. This ruling has been appealed to the United States Court of Appeals for the Fourth Circuit, which has not yet rendered a decision on the matter. Also, during 1997 a comprehensive litigation settlement was arrived at by tobacco companies, certain states and other parties which, if implemented, would impose various advertising restrictions on tobacco companies. The Company cannot now predict whether the FDA rules described above will ultimately go into effect or what other actions may eventually be taken to restrict tobacco advertising. However such advertising accounts for only about 1% of Newsweek's operating revenues and negligible revenues at The Washington Post and the Company's other publications. Moreover, Federal law has prohibited the carrying of advertisements for cigarettes or smokeless tobacco by commercial radio and television stations for many years. Thus the Company believes that any restrictions on tobacco advertising which may eventually be put into effect would not have a material adverse effect on Newsweek or on any of the Company's other business operations.

POST-NEWSWEEK BUSINESS INFORMATION

         Post-Newsweek Business Information, Inc. (formerly TechNews, Inc.), another subsidiary of the Company, publishes controlled-circulation trade periodicals and produces trade shows for the information technology industry.

         For several years PNBI has published Washington Technology, a biweekly tabloid newspaper for government information systems integrators with a circulation of about 40,000 copies. During 1997 PNBI launched two new publications: TechCapital, a bimonthly magazine for mid-Atlantic technology entrepreneurs and technology financiers and investors throughout the country; and Integration Management, a biweekly magazine that provides news and analysis for computer systems integrators and their corporate clients. TechCapital and Integration Management have circulations of about 50,000 and 65,000 copies, respectively.

         At year-end 1997, PNBI acquired various trade periodical and trade show assets from Reed Elsevier, Inc. Included in this transaction were Government Computer News, a periodical published 32 times a year for managers who buy information technology products and services for use by federal, state or local governments, GCN State & Local, a monthly periodical specifically for information technology buyers for state and local governments, and Reseller Management, a monthly magazine for value-added resellers of information technology products and services. Government Computer News, GCN State & Local and Reseller Management have circulations of about 87,000, 55,000, and 85,000 copies, respectively. Also included in the transaction with Reed Elsevier was FOSE, a trade show held each spring in Washington, D.C. for information technology decision makers in various levels of government as well as information technology executives, and FedNet/FedImaging, a trade show held in the late fall in Washington, D.C. for government personnel with responsibilities for networked computing and related electronic information systems or for imaging technologies.

         In December 1997 PNBI also acquired the assets of Newsbytes News Network, a newswire service that electronically distributes almost 100 stories a day about the computer, software and telecommunications industries to newspapers, magazines, online services and other subscribers around the world.


                                OTHER ACTIVITIES

KAPLAN EDUCATIONAL CENTERS

         Kaplan Educational Centers, Inc., a subsidiary of the Company, owns the Kaplan Educational Centers, which are engaged in preparing students for a broad range of admissions tests and licensing examinations including SAT's, LSAT's, GMAT's and GRE's, and nursing and medical boards. In 1997 the Kaplan Centers had over 125,000 enrollments and provided courses through more than 150 permanent educational centers located throughout the United States and in Canada, Puerto Rico and London. In addition, Kaplan licenses material for certain of its courses to third parties who in turn offer Kaplan courses in other foreign locations.

         Kaplan also owns Score Learning Corporation, which offers computer-based multimedia curricula, individualized tutoring and other learning enrichment services to students in kindergarten through grade twelve. Score's services are being provided in facilities separate from existing Kaplan Centers due to differing configuration and equipment requirements. During 1997 Score served more than 13,000 students and currently operates 37 centers located in California, Massachusetts, Connecticut, New York, and Virginia.

DIGITAL INK

         The Company's Digital Ink Co. subsidiary develops news and information products for distribution by computers, fax and telephone. Since July 1996 Digital Ink has operated washingtonpost.com, a World Wide Web site on the Internet that features the full editorial text of The Washington Post and most of The Post's classified advertising as well as original content created by Digital Ink's staff and content obtained from other sources. In December 1997 Digital Ink debuted several new city guide features on washingtonpost.com, including an arts and entertainment guide, a community resource guide and an online yellow pages directory, each of which focuses on the metropolitan Washington, D.C. area.

LEGI-SLATE

         Legi-Slate, Inc., another subsidiary of the Company, provides its customers with access to a computerized database containing detailed information on the legislative and regulatory activities of the United States government. The Legi-Slate database contains both abstracts and the full text of every bill and resolution introduced in Congress, the entire Congressional Record and every document published in the Federal Register. Content compiled by Legi-Slate includes detailed legislative histories, complete voting records and the Daily CFR(TM) service, a daily update of the Code of Federal Regulations. The database also includes relevant editorial material which is both licensed from third parties and produced by Legi-Slate's own editorial staff. State Capital Strategies, Inc., a subsidiary of Legi-Slate, provides customers with online access to a database containing the information necessary to track legislative activity in all 50 states and also offers custom monitoring services.

INTERNATIONAL HERALD TRIBUNE

         The Company beneficially owns 50% of the outstanding common stock of the International Herald Tribune, S.A.S., a French company which publishes the International Herald Tribune in Paris, France. This English-language newspaper has an average daily paid circulation of almost 195,000 copies and is distributed in over 180 countries.

COWLES MEDIA COMPANY

         A subsidiary of the Company owns approximately 3.9 million shares (equal to about 28%) of the outstanding common stock of Cowles Media Company, most of which was acquired in 1985. Cowles owns the Minneapolis-St. Paul Star Tribune and a number of smaller publications. At special meetings held on March 19, 1998, stockholders of Cowles and of McClatchy Newspapers, Inc. ("McClatchy") approved a series of transactions pursuant to which Cowles will be merged into a subsidiary of a newly created McClatchy holding company ("New McClatchy") and each share of Cowles common stock will be converted into a right to receive (based on elections made by stockholders) either $90.50 in cash, shares of stock in New McClatchy, or a combination of cash and New McClatchy stock. The Company's subsidiary has submitted an election to be paid in cash for all its Cowles shares. However, depending on the elections made by other Cowles stockholders, such subsidiary may be required to accept up to approximately 15% of the consideration otherwise payable to it in the form of New McClatchy stock. At the present time the Company is unable to predict when these transactions will close and, indeed, no assurance can be given that such a closing will occur or will occur on the terms summarized above.

MOFFET, LARSON & JOHNSON

         The Company owns 80% of the outstanding common stock of Moffet, Larson & Johnson, Inc., a telecommunications engineering firm specializing in the design and development of advanced mobile, broadcast and common carrier radio systems.

PASS SPORTS

         Pro Am Sports System, Inc. ("PASS") is a Detroit-based regional cable sports network that provides programming to cable television subscribers in Michigan and northwest Ohio. On September 29, 1997, a subsidiary of the Company sold substantially all the assets of PASS to Fox Sports Detroit, LLC.

                          PRODUCTION AND RAW MATERIALS

         The Washington Post is produced at the newspaper's principal place of business and plant in downtown Washington, D.C., and at its satellite printing plants in Fairfax County, Virginia, and Southeast Washington, D.C. The Post is building a new production facility in Prince George's County, Maryland, and is expanding its Fairfax County facility. New press equipment is being installed in both plants and is expected to be fully operational by late 1998 or early 1999. At that time production at the newspaper's two Washington, D.C.
facilities will be discontinued.

         All editions of The Herald and The Enterprise Newspapers are produced at The Daily Herald Company's plant in Everett, Washington. The Gazette Newspapers are printed at the commercial printing facility acquired by The Gazette Newspapers, Inc. in 1996.

         Newsweek's domestic edition is produced by three independent contract printers at five separate plants in the United States; advertising inserts and photo-offset films for the domestic edition are also produced by independent contractors. The international editions of Newsweek are printed in England, Hong Kong, Singapore, Switzerland and Hollywood, Florida; insertions for The Bulletin are printed in Australia. In September 1997 Newsweek and a subsidiary of Time, Inc. formed a jointly owned company which will be based in England and provide production and distribution services for the Atlantic editions of both Newsweek and Time.

         All Post-Newsweek Business Information publications are produced by independent contract printers.

         In 1997 The Washington Post consumed about 245,000* tons of newsprint purchased from a number of suppliers, including Bowater Incorporated, which supplied approximately 30% of The Post's 1997 newsprint requirements. About 40% of the newsprint The Post purchases from Bowater Incorporated is provided by Bowater Mersey Paper Company Limited, 49% of the common stock of which is owned by the Company (the majority interest being held by a subsidiary of Bowater Incorporated). Bowater Mersey owns and operates a newsprint mill near Halifax, Nova Scotia, and owns extensive woodlands that provide part of the mill's wood requirements. In 1997 Bowater Mersey produced about 260,000 tons of newsprint.

         On December 1, 1997, a subsidiary of the Company sold the 35% limited partnership interests it held in each of Bear Island Paper Company, which owns and operates a newsprint mill in Doswell, Virginia, and Bear Island Timberlands Company, which owns woodlands that supply a portion of the wood used by the Bear Island mill. During 1997 The Post purchased about 20% of its newsprint requirements from Bear Island Paper Company.

         The announced price of newsprint (excluding discounts) was approximately $750 per ton throughout 1997. Discounts from the announced price of newsprint can be substantial and prevailing discounts decreased during the year. The Post believes it has adequate newsprint available through contracts with its various suppliers. About 85% of the newsprint used by The Post includes some recycled content. The Company owns 80% of the stock of Capitol Fiber Inc., which handles and sells to recycling industries old newspapers and other paper collected in Washington, D.C., Maryland and northern Virginia.

         In 1997 the operations of The Daily Herald Company and The Gazette Newspapers, Inc. consumed approximately 9,200 and 14,200 tons of newsprint, respectively, which was obtained in each case from various suppliers. Approximately 70% of the newsprint used by The Daily Herald Company and 20% of the newsprint used by The Gazette Newspapers, Inc. includes some recycled content.

         The domestic edition of Newsweek consumed about 37,100 tons of paper in 1997, the bulk of which was purchased from eight major suppliers. The current cost of body paper (the principal paper component of the magazine) is approximately $1,120 per ton.

         Over 90% of the aggregate domestic circulation of Newsweek is delivered by second-class mail, most Newsweek subscriptions are solicited by either first- or third-class mail, and all Post-Newsweek Business Information publications are delivered by second-class mail. Thus substantial increases in postal rates for these classes of mail could have a significant negative impact on the operating income of these business units.

                                   COMPETITION

         The Washington Post competes in the Washington, D.C. metropolitan area with The Washington Times, a newspaper which has published weekday editions since 1982 and Saturday and Sunday editions since 1991. The Post also encounters competition in varying degrees from newspapers published in suburban and outlying areas, other nationally circulated newspapers, and from television, radio, magazines and other advertising media, including direct mail advertising. In February 1997 The New York Times launched a Washington Edition which is printed locally and includes television channel listings and weather for the Washington, D.C. area. The New York Times has been available in retail


------------------
     * ALL REFERENCES IN THIS REPORT TO NEWSPRINT TONNAGE AND PRICES REFER TO SHORT TONS (2,000) AND NOT TO METRIC TONS (2,204.6 POUNDS) WHICH ARE OFTEN USED IN NEWSPRINT PRICE QUOTATIONS.

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

         The circulation of The Gazette Newspapers is limited to Montgomery and Frederick Counties and parts of Prince George's and Carroll Counties, Maryland (areas where The Washington Post also circulates). The Gazette Newspapers compete in varying degrees with many advertising vehicles available in their service areas, including The Potomac and Bethesda/Chevy Chase Almanacs and The Western Montgomery Bulletin, weekly controlled-circulation community newspapers, The Montgomery Sentinel, a weekly paid-circulation community newspaper, The Prince George's Sentinel, a weekly controlled-circulation community newspaper (which also has a weekly paid-circulation edition), The Montgomery and Prince George's Journals, daily paid-circulation community newspapers, and The Frederick News-Post, a daily paid-circulation community newspaper.

         The Company's television stations compete for audiences and advertising revenues with television and radio stations and cable television systems serving the same or nearby areas, with direct broadcast satellite services and to a lesser degree with other media such as newspapers and magazines. Both independent stations and stations affiliated with the Fox Network, the United Paramount Network and the Warner Brothers Network are becoming increasingly competitive, and Paxson Communications Corp. has announced plans to launch a new broadcast network in August 1998 which will reach more than 80% of U.S. television households. Cable television systems operate in substantial portions of the Company's broadcast markets where they compete for television viewing by importing out-of-market television signals and by distributing pay-cable, advertiser-supported and other programming that is originated for cable systems. In addition, direct broadcast satellite or "DBS" services provide nationwide distribution of television programming (including in some cases pay-per-view programming and programming packages unique to DBS) using small receiving dishes and digital transmission technologies. Because they lack a compulsory copyright license that would permit such distributions, DBS operators are effectively prohibited from distributing the signals of any network affiliated television station except in areas where the over-the-air signal of the same network's local affiliate is not available. Several lawsuits were filed in late 1996 which allege that certain DBS operators have not been complying with this restriction; plaintiffs in one or more of these lawsuits include the CBS and Fox television networks and various network affiliated television stations (including one of the Company's Florida stations.) In January 1998, DBS carrier Echostar began offering a service that delivers the signals of local network affiliated stations to unserved households in six U.S. markets. Echostar is seeking changes in existing laws to permit it to offer this service to all subscribers in these markets. A new venture by Capitol Broadcasting also is seeking legislation to permit transmission of local television signals by satellite but intends to carry the signals of all full power television stations in all markets. The transmission of local television signals by DBS services may be advantageous for the local stations included in such offerings but could increase the competition faced by local stations that are not included. The Company's television stations may also become subject to increased competition from low power television stations, wireless cable services, satellite master antenna systems (which can carry pay-cable and similar program material) and prerecorded video programming. Further, the deployment of high definition and other improved television technologies may enhance the ability of some of these other video providers to compete more effectively for viewers with the local television broadcasting stations owned by the Company.

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

         According to figures compiled by Publishers' Information Bureau, Inc., of the 217 magazines reported on by the Bureau, Newsweek ranked fifth in total advertising revenues in 1997, when it received approximately 3.2% of all advertising revenues of the magazines included in the report. The magazine industry is highly competitive both within itself and with other advertising media which compete for audience and advertising revenue.

         The publications and trade shows of Post-Newsweek Business Information compete with many other advertising vehicles and sources of similar information. In particular, Government Computer News faces competition from Federal Computer Week, a publication of IDG Communications, and Reseller Management and Integration Management, face competition from IDG's Solutions Integrator, CMP Media's Computer Reseller News and VAR Business, and Ziff-Davis Publishing's Smart Reseller.

         Kaplan Educational Centers competes in each of its product lines with a variety of regional and national test preparation businesses, as well as with individual tutors and in-school preparation for standardized tests. Score Learning Corporation competes with other regional and national learning centers, individual tutors and other after school learning activities. Kaplan and Score also compete with books and interactive computer software that focus on one or more of the areas in which these units provide services.

         Digital Ink faces competition from many other online services as well as from alternative methods of delivering news and information. In addition, Internet-based and other online services are carrying increasing amounts of advertising and over time such services could adversely affect the Company's print publications and television broadcasting operations, all of which rely on advertising for the majority of their revenues. Several companies are offering online services containing information and advertising tailored for specific metropolitan areas, including the Washington, D.C. metropolitan area. Digital Cities (an 80%-owned subsidiary of America Online) produces Digital-City Washington, which can be accessed by subscribers to the AOL service and is part of AOL's nationwide network of local online sites. During the last 18 months both Microsoft and Yahoo! launched Washington, D.C.-oriented online services. Also, in February 1997 Bell Atlantic began commercial operation of an interactive yellow pages service on the World Wide Web which includes information of local interest as well as a nationwide residential white pages directory and Big Yellow(TM), an electronic directory of 16 million businesses across the United States.

         The Company's publications and television broadcasting and cable operations also compete for readers' and viewers' time with various other leisure-time activities.

         The future of the Company's various business activities depends on a number of factors, including the general strength of the economy, population growth and the level of economic activity in the particular geographic and other markets it serves, the impact of technological innovations on entertainment, news and information dissemination systems, overall advertising revenues, the relative efficiency of publishing and broadcasting compared to other forms of advertising and, particularly in the case of television broadcasting and cable operations, the extent and nature of government regulations.


                               EXECUTIVE OFFICERS


         The executive officers of the Company, each of whom is elected for a one-year term at the meeting of the Board of Directors immediately following the Annual Meeting of Stockholders held in May of each year, are as follows:

         Donald E. Graham, age 52, has been Chairman of the Board of the Company since September 1993 and Chief Executive Officer of the Company since May 1991. Mr. Graham served as President of the Company from May 1991 until September 1993 and prior to that had been a Vice President of the Company for more than five years. Mr. Graham also is Publisher of The Washington Post, having occupied that position since 1979.

         Alan G. Spoon, age 46, is President and Chief Operating Officer of the Company. Mr. Spoon served as Executive Vice President and Chief Operating Officer of the Company from May 1991 until September 1993 and had previously been a Vice President of the Company since July 1987. Mr. Spoon also served as the Company's Vice President-Finance from July 1987 until November 1989, and as President of Newsweek, Inc. from September 1989 until May 1991.

         Katharine Graham, age 80, is Chairman of the Executive Committee of the Company's Board of Directors. Mrs. Graham previously served as Chairman of the Board of the Company from 1973 until September 1993 and as the Company's Chief Executive Officer from 1973 until May 1991.

         Diana M. Daniels, age 48, has been Vice President and General Counsel of the Company since November 1988 and Secretary of the Company since September 1991. Ms. Daniels served as General Counsel of the Company from January 1988 to November 1988 and prior to that had been Vice President and General Counsel of Newsweek, Inc.
since 1979.

         Beverly R. Keil, age 51, has been Vice President-Human Resources of the Company since 1986; from 1982 through 1985 she was the Company's Director of Human Resources.

         John B. Morse, Jr., age 51, has been Vice President-Finance of the Company since November 1989. He joined the Company as Vice President and Controller in July 1989, and prior to that had been a partner of Price Waterhouse.


                                    EMPLOYEES


         The Company and its subsidiaries employ approximately 7,440 persons on a full-time basis.

         The Washington Post has approximately 2,770 full-time employees. About 1,910 of The Post's full-time employees and about 405 part-time employees are represented by one or another of nine unions. Collective bargaining agreements are currently in effect with locals of the following unions covering the full-time and part-time employees and expiring on the dates indicated: 1,255 employees in the editorial, newsroom and commercial departments represented by the Communications Workers of America (November 12, 1998); 129 paperhandlers and general workers represented by the Graphic Communications Union (June 1, 2000); 45 machinists represented by the International Association of Machinists (January 13, 2001); 44 photoengravers-platemakers represented by the Graphic Arts

International Union (February 17, 2001); 29 electricians represented by the International Brotherhood of Electrical Workers (June 17, 2001); 114 building service employees represented by the Service Employees International Union (April 30, 2001); 36 engineers, carpenters and painters represented by the International Union of Operating Engineers (March 31, 2002); and 131 typographers represented by the Communications Workers of America (October 2, 2000). The collective bargaining agreements covering 360 mailers and 170 mailroom helpers represented by the Communications Workers of America expired on June 15, 1997; these employees remain at work under the terms of the expired contracts and negotiations over the terms of replacement contracts are continuing.

         Of the approximately 255 full-time and 150 part-time employees at The Daily Herald Company, about 70 full-time and 15 part-time employees are represented by one or another of three unions. The newspaper's collective bargaining agreement with the Graphic Communications International Union, which represents press operators, will expire on March 15, 2000. Its agreement with the International Brotherhood of Teamsters, which represents bundle haulers, will expire on May 31, 1998, and its agreement with the Communications Workers of America, which represents printers and mailers, will expire on October 31, 1998.

         Newsweek has approximately 715 full-time employees (including about 170 editorial employees represented by the Communications Workers of America under a collective bargaining agreement which will expire in December 1998).

         The Company's broadcasting operations have approximately 975 full-time employees, of whom about 250 are union-represented. Of the eight collective bargaining agreements covering union-represented employees, one has expired and is being renegotiated. Two other collective bargaining agreements will expire in 1998.

         The Company's Cable Television Division has approximately 1,110 full-time employees. Kaplan Educational Centers, Inc. and Score Learning Corporation together employ approximately 730 persons on a full-time basis (which number does not include substantial numbers of part-time employees who serve in instructional and clerical capacities). The Gazette Newspapers, Inc. has approximately 290 full-time and 70 part-time employees. Robinson Terminal Warehouse Corporation (the Company's newsprint warehousing and distribution subsidiary), Legi-Slate, State Capital Strategies, Digital Ink, Post-Newsweek Business Information and Moffet, Larson & Johnson each employ fewer than 200 persons. None of these units' employees is represented by a union.

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

         In 1980 the Company built a satellite printing plant on 13 acres of land owned by the Company in Fairfax County, Virginia, and in 1981 purchased the printing plant of the defunct Washington Star located in Southeast Washington, D.C. In early 1996 the Company purchased a 17-acre tract of undeveloped land in Prince George's County, Maryland, where a new printing and distribution facility for The Post is being constructed. The Company also owns undeveloped land near Dulles Airport in Fairfax

County, Virginia (39 acres), in Prince George's County, Maryland (34 acres). During 1997 the Company sold a 10-acre parcel of undeveloped land it owned in Montgomery County, Maryland.

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

         The principal offices of Newsweek are located at 251 West 57th Street in New York City, where Newsweek rents space on nine floors. The lease on this space will expire in 2009 but is renewable for a 15-year period at Newsweek's option at rentals to be negotiated or arbitrated. In May 1997, Newsweek sold its Mountain Lakes, N.J. facility to a third party and leased back a portion of this building to house its accounting, production and distribution departments. The lease on this space will expire in 2007 but is renewable for two 5-year periods at Newsweek's option.

         The headquarters offices of the Company's broadcasting operations are located in Hartford, Connecticut, where they occupy premises under a lease which expires in 2002. The facilities that house the operations of each of the Company's television stations are all owned by subsidiaries of the Company.

         The headquarters offices of the Cable Television Division are currently located in leased premises in Phoenix, Arizona. Later in 1998 such offices will be relocated to a three-story office building in Phoenix which was recently purchased by the Division. The majority of the offices and head-end facilities of the Division's individual cable systems are located in buildings owned by the Division. Substantially all the tower sites used by the Division are leased.

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

         Kaplan Educational Centers, Inc. owns a six-story building located at 131 West 56th Street in New York City, which serves as the Manhattan Educational Center, and a one-story building in Brooklyn, New York, which houses Kaplan's printing and production facilities. Kaplan's headquarters offices are located at 888 Seventh Avenue in New York City, where Kaplan rents space on three floors under a lease which expires in 2007. All Kaplan educational centers outside of Manhattan and all Score Learning Corporation facilities (including Score's headquarters offices in San Francisco, California) occupy leased premises.

         The offices of Legi-Slate and State Capital Strategies are located in Washington, D.C. and Raleigh, North Carolina respectively; and the offices of Digital Ink and Moffet, Larson & Johnson are located in separate facilities in Arlington, Virginia. Post-Newsweek Business Information has its headquarters office in Vienna, Virginia and also maintains office space in Silver Spring, Maryland and Waltham, Massachusetts. The office space for each of these units is leased.

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

         The high and low sales prices of the Company's Class B Common Stock during the last two years were:

                                                1997                                 1996
                                                ----                                 ----
         Quarter                           High       Low                      High        Low
         -------                           ----       ---                      ----        ---
January - March.....................     $ 361      $ 325                     $ 300      $ 278
April - June........................       413        335                       324        277
July - September....................       448        400                       350        300
October - December..................       491        426                       352        325


         During 1997 the Company repurchased 846,290 shares of its Class B Common Stock in unsolicited transactions at prices no higher than the last sale price on the New York Stock Exchange. Of the total number of shares repurchased in 1997, 832,250 shares were included in trading volume reported on that year's consolidated tape and accounted for about 33% of such volume.

         At February 12, 1998, there were 23 holders of record of the Company's Class A Common Stock and 1,281 holders of record of the Company's Class B Common Stock.

         Both classes of the Company's Common Stock participate equally as to dividends. Quarterly dividends were paid at the rate of $1.20 per share during 1997 and $1.15 per share during 1996.

ITEM 6.  SELECTED FINANCIAL DATA.

         See the information for the years 1993 through 1997 contained in the table titled "Ten-Year Summary of Selected Historic Financial Data" which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 25 hereof (with only the information for such years to be deemed filed as part of this Annual Report on Form 10-K).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         See the information contained under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 25 hereof.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See the Company's Consolidated Financial Statements at December 28, 1997, and for the periods then ended, together with the report of Price Waterhouse LLP thereon and the information contained in Note N to said Consolidated Financial Statements titled "Summary of Quarterly Operating Results (Unaudited)," which are included in this Annual Report on Form 10-K and listed in the index to financial information on page 25 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


         The information contained under the heading "Executive Officers" in
Item 1 hereof and the information contained under the headings "Nominees for Election by Class A Stockholders," "Nominees for Election by Class B Stockholders" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders is incorporated herein by reference thereto.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information contained under the headings "Compensation of Directors," "Executive Compensation," "Retirement Plans," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Performance Graph" in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders is incorporated herein by reference thereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the heading "Stock Holdings of Certain Beneficial Owners and Management" in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders is incorporated herein by reference thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under the heading "Certain Transactions" in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders is incorporated herein by reference thereto.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

                  (i) Financial Statements and Financial Statement Schedules

                           As listed in the index to financial information on page 25 hereof.

                  (ii) Exhibits

                           As listed in the index to exhibits on page 52 hereof.

         (b) REPORTS ON FORM 8-K.

                  No reports on Form 8-K were filed during the last quarter of the period covered by this report.


                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON MARCH 23, 1998.

                                               THE WASHINGTON POST COMPANY
                                                       (Registrant)

                                                   By /s/  John B. Morse, Jr.
                                                     -------------------------
                                                         John B. Morse, Jr.
                                                       Vice President-Finance

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 23, 1998:


        Donald E. Graham          Chairman of the Board and Chief
                                Executive Office (Principal Executive
                                      Officer) and Director

         Alan G. Spoon         President, Chief Operating Officer and
                                             Director

        Katharine Graham       Chairman of the Executive Committee of
                                        the Board and Director

       John B. Morse, Jr.             Vice President-Finance (Principal
                                      Financial and Accounting Officer)

       Warren E. Buffett                           Director

        Daniel B. Burke                            Director

         James E. Burke                            Director

          Martin Cohen                             Director

    George J. Gillespie, III                       Director

        Ralph E. Gomory                            Director

        Donald R. Keough                           Director

     Barbara Scott Preiskel                        Director

        William J. Ruane                           Director

       Richard D. Simmons                          Director

        George W. Wilson                           Director






                                                   By /s/  John B. Morse, Jr.
                                                      ------------------------
                                                         John B. Morse, Jr.
                                                       Vice President-Finance



         An original power of attorney authorizing Donald E. Graham, Alan G. Spoon, Katharine Graham and John B. Morse, Jr., and each of them, to sign all reports required to be filed by the Registrant pursuant to the Securities Exchange Act of 1934 on behalf of the above-named directors and officers has been filed with the Securities and Exchange Commission.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                         INDEX TO FINANCIAL INFORMATION


                           THE WASHINGTON POST COMPANY

                                                                                                          PAGE
                                                                                                          ----

Financial Statements and Schedules:
         Report of Independent Accountants  ..............................................................  26
         Consolidated Statements of Income for the Three Fiscal Years
            Ended December 28, 1997  .....................................................................  27
         Consolidated Balance Sheets at December 28, 1997 and December 29, 1996  .........................  28
         Consolidated Statements of Cash Flows for the Three Fiscal Years
            Ended December 28, 1997  .....................................................................  30
         Consolidated Statements of Changes in Common Shareholders' Equity for the Three
            Fiscal Years Ended December 28, 1997  ........................................................  31
         Notes to Consolidated Financial Statements  .....................................................  32
         Financial Statement Schedules for the Three Fiscal Years Ended December 28, 1997:
                  II - Valuation and Qualifying Accounts  ................................................  44
Management's Discussion and Analysis of Results of Operations and Financial
         Condition (Unaudited)  ..........................................................................  45
Ten-Year Summary of Selected Historical Financial Data (Unaudited)  ......................................  50



         All other schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements or the notes thereto referred to above.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Shareholders of
The Washington Post Company

In our opinion, the consolidated financial statements, including the financial statement schedule, referred to under Item 14(a)(i) on page 21 and listed in the index on page 25 present fairly, in all material respects, the financial position of The Washington Post Company and its subsidiaries at December 28, 1997 and December 29, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP


Washington, D.C.
January 27, 1998

CONSOLIDATED STATEMENTS OF INCOME



                                                                                   FISCAL YEAR ENDED
                                                                     ------------------------------------------------
                                                                      DECEMBER 28,     DECEMBER 29,      DECEMBER 31,
(in thousands, except share amounts)                                      1997              1996              1995
                                                                     -----------       -----------       -----------
OPERATING REVENUES
   Advertising ..................................................    $ 1,236,877       $ 1,172,706       $ 1,094,620
   Circulation and subscriber ...................................        519,620           490,973           453,330
   Other ........................................................        199,756           189,766           171,499
                                                                     -----------       -----------       -----------
                                                                       1,956,253         1,853,445         1,719,449
                                                                     -----------       -----------       -----------
OPERATING COSTS AND EXPENSES
   Operating ....................................................      1,019,869         1,007,057           948,088
   Selling, general, and administrative .........................        449,996           414,280           403,064
   Depreciation and amortization of property, plant,
      and equipment .............................................         71,478            65,103            65,850
   Amortization of goodwill and other intangibles ...............         33,559            29,836            31,429
                                                                     -----------       -----------       -----------
                                                                       1,574,902         1,516,276         1,448,431
                                                                     -----------       -----------       -----------

INCOME FROM OPERATIONS ..........................................        381,351           337,169           271,018

   Equity in earnings of affiliates .............................          9,955            19,702            24,512
   Interest income ..............................................          3,471             5,359             7,974
   Interest expense .............................................         (1,252)           (1,514)           (5,600)
   Other income (expense), net ..................................         69,549              (499)           13,492
                                                                     -----------       -----------       -----------

INCOME BEFORE INCOME TAXES ......................................        463,074           360,217           311,396

PROVISION FOR INCOME TAXES ......................................        181,500           139,400           121,300
                                                                     -----------       -----------       -----------
NET INCOME ......................................................        281,574           220,817           190,096

REDEEMABLE PREFERRED STOCK DIVIDENDS ............................           (956)             (680)               --
                                                                     -----------       -----------       -----------
NET INCOME AVAILABLE FOR COMMON SHARES ..........................    $   280,618       $   220,137       $   190,096
                                                                     ===========       ===========       ===========

BASIC EARNINGS PER COMMON SHARE .................................    $     26.23       $     20.08       $     17.16
                                                                     ===========       ===========       ===========

DILUTED EARNINGS PER COMMON SHARE ...............................    $     26.15       $     20.05       $     17.15
                                                                     ===========       ===========       ===========



The information on pages 32 through 43 is an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS


                                                                            DECEMBER 28,      DECEMBER 29,
(in thousands, except share amounts)                                             1997             1996
                                                                            -----------       -----------
ASSETS




CURRENT ASSETS
   Cash and cash equivalents..........................................      $    21,117       $   102,278
   Accounts receivable, net ..........................................          244,203           233,063
   Inventories .......................................................           19,213            24,427
   Other current assets ..............................................           23,959            22,863
                                                                            -----------       -----------
                                                                                308,492           382,631




INVESTMENTS IN AFFILIATES ............................................          154,791           199,278




PROPERTY, PLANT, AND EQUIPMENT
   Buildings .........................................................          188,836           188,527
   Machinery, equipment, and fixtures ................................          800,435           768,509
   Leasehold improvements ............................................           39,017            28,883
                                                                            -----------       -----------
                                                                              1,028,288           985,919

   Less accumulated depreciation and amortization ....................         (577,445)         (594,195)
                                                                            -----------       -----------
                                                                                450,843           391,724
   Land ..............................................................           33,953            34,332
   Construction in progress ..........................................          168,954            85,307
                                                                            -----------       -----------
                                                                                653,750           511,363




GOODWILL AND OTHER INTANGIBLES, less accumulated amortization of
   $241,308 and $207,768 .............................................          679,714           544,349




DEFERRED CHARGES AND OTHER ASSETS ....................................          280,570           232,790
                                                                            -----------       -----------

                                                                            $ 2,077,317       $ 1,870,411
                                                                            ===========       ===========



The information on pages 32 through 43 is an integral part of the financial statements.

                                                                                      DECEMBER 28,      DECEMBER 29,
(in thousands, except share amounts)                                                      1997              1996
                                                                                      -----------       -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities ....................................      $   213,824       $   194,186
   Federal and state income taxes ..............................................           18,352             5,381
   Deferred subscription revenue ...............................................           80,186            82,069
   Short-term borrowings .......................................................          296,394                --
                                                                                      -----------       -----------
                                                                                          608,756           281,636

OTHER LIABILITIES ..............................................................          241,234           223,878

DEFERRED INCOME TAXES ..........................................................           31,306            30,147
                                                                                      -----------       -----------
                                                                                          881,296           535,661
                                                                                      -----------       -----------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK, Series A, $1 par value, with a redemption and liquidation value of $1,000 per share; 23,000 shares authorized; 11,947
   shares issued and outstanding ...............................................           11,947            11,947

PREFERRED STOCK, $1 par value; 977,000 shares authorized .......................               --                --

COMMON SHAREHOLDERS' EQUITY
   Common stock
      Class A common stock, $1 par value; 7,000,000 shares authorized; 1,739,250
         and 1,779,250 shares issued and outstanding ...........................            1,739             1,779
      Class B common stock, $1 par value; 40,000,000 shares
         authorized; 18,260,750 and 18,220,750 shares
         issued; 8,349,962 and 9,131,165 shares outstanding ....................           18,261            18,221
   Capital in excess of par value ..............................................           33,415            26,455
   Retained earnings ...........................................................        2,231,341         2,002,359
   Cumulative foreign currency translation adjustment ..........................             (464)            4,663
   Unrealized gain on available-for-sale securities (net of taxes) .............               31             3,155
   Cost of 9,910,913 and 9,089,585 shares of Class B
      common stock held in treasury ............................................       (1,100,249)         (733,829)
                                                                                      -----------       -----------
                                                                                        1,184,074         1,322,803
                                                                                      -----------       -----------

                                                                                      $ 2,077,317       $ 1,870,411
                                                                                      ===========       ===========



The information on pages 32 through 43 is an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                      Fiscal year ended
                                                                                         -------------------------------------------
                                                                                         DECEMBER 28,    DECEMBER 29,   DECEMBER 31,
(in thousands)                                                                               1997            1996            1995
                                                                                          ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ......................................................................      $ 281,574       $ 220,817       $ 190,096
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of property, plant, and equipment ..............         71,478          65,103          65,850
      Amortization of goodwill and other intangibles ...............................         33,559          29,836          31,429
      Gain from disposition of businesses, net .....................................        (44,560)         (3,112)         (1,341)
      Equity in earnings of affiliates, net of distributions .......................         (6,996)        (11,099)        (18,090)
      Provision for deferred income taxes ..........................................          3,089          (4,273)          5,408
      Change in assets and liabilities:
         Increase in accounts receivable, net ......................................         (8,438)        (31,444)        (25,579)
         Decrease (increase) in inventories ........................................          5,214           2,339          (6,388)
         Increase (decrease) in accounts payable and accrued liabilities ...........         19,638          26,923         (15,507)
         (Decrease) increase in income taxes payable ...............................        (13,709)          1,887          (3,099)
         (Increase) decrease in other assets and other liabilities, net ............        (27,537)        (19,635)         13,074
      Other ........................................................................          6,785          10,093          10,605
                                                                                          ---------       ---------       ---------
         Net cash provided by operating activities .................................        320,097         287,435         246,458
                                                                                          ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from sale of businesses ............................................        120,208           3,517          32,743
   Purchases of property, plant, and equipment .....................................       (214,573)        (79,981)       (121,697)
   Purchases of marketable debt securities .........................................             --              --         (55,649)
   Maturities and sales of marketable debt securities ..............................             --          12,821          67,453
   Investments in certain businesses ...............................................       (178,943)       (147,471)         (1,757)
   Other ...........................................................................         (3,187)            784             552
                                                                                          ---------       ---------       ---------
         Net cash used in investing activities .....................................       (276,495)       (210,330)        (78,355)
                                                                                          ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on debt ......................................................             --         (50,209)             --
   Net short-term borrowings .......................................................        296,394              --              --
   Issuance of redeemable preferred stock ..........................................             --          11,947              --
   Dividends paid ..................................................................        (52,592)        (51,164)        (48,887)
   Common shares repurchased .......................................................       (368,565)        (32,302)        (89,584)
                                                                                          ---------       ---------       ---------
         Net cash used in financing activities .....................................       (124,763)       (121,728)       (138,471)
                                                                                          ---------       ---------       ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...............................        (81,161)        (44,623)         29,632

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .....................................        102,278         146,901         117,269
                                                                                          ---------       ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ...........................................      $  21,117       $ 102,278       $ 146,901
                                                                                          =========       =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
      Income taxes .................................................................      $ 164,000       $ 142,000       $ 122,000
      Interest .....................................................................      $     350       $   5,115       $   5,102

The information on pages 32 through 43 is an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS' EQUITY


                                                                                                CUMULATIVE  UNREALIZED
                                                                                                  FOREIGN     GAIN ON
                                                    CLASS A   CLASS B  CAPITAL IN               CURRENCY   AVAILABLE-
                                                     COMMON    COMMON   EXCESS OF   RETAINED   TRANSLATION   FOR-SALE    TREASURY
(in thousands, except share amounts)                  STOCK     STOCK   PAR VALUE   EARNINGS   ADJUSTMENT  SECURITIES     STOCK
                                                     ------   -------   ---------  ----------  ----------- ----------  ------------
Balance, January 1, 1995...........................  $1,843   $18,157    $21,273   $1,691,497     $5,328      $2,933   $   (614,098)
  Net income for the year..........................                                   190,096
  Dividends paid on common stock  --
   $4.40 per share.................................                                   (48,887)
  Repurchase of 361,106 shares of
   Class B common stock............................                                                                         (89,584)
  Issuance of 20,465 shares of Class B common
   stock, net of restricted stock award forfeitures                        3,403                                              1,478
  Change in foreign currency translation
   adjustment......................................                                                  209
  Change in unrealized gain on available-for-sale
   securities (net of taxes).......................                                                              291
  Conversion of Class A common stock to
   Class B common stock............................     (39)       39
  Other............................................                          265
                                                     ------   -------    -------   ----------      -----      ------    -----------
Balance, December 31, 1995.........................   1,804    18,196     24,941    1,832,706      5,537       3,224       (702,204)
  Net income for the year..........................                                   220,817
  Dividends paid on common stock  --
   $4.60 per share.................................                                   (50,484)
  Dividends paid on redeemable preferred stock.....                                      (680)
  Repurchase of 103,642 shares of
   Class B common stock............................                                                                         (32,302)
  Issuance of 8,644 shares of Class B common
   stock, net of restricted stock award forfeitures                        1,173                                                677
  Change in foreign currency translation
   adjustment......................................                                                 (874)
  Change in unrealized gain on available-for-sale
   securities (net of taxes).......................                                                              (69)
  Conversion of Class A common stock to
   Class B common stock............................     (25)       25
  Other............................................                          341
                                                     ------   -------    -------   ----------      -----      ------    -----------
Balance, December 29, 1996.........................   1,779    18,221     26,455    2,002,359      4,663       3,155       (733,829)
  Net income for the year..........................                                   281,574
  Dividends paid on common stock  --
   $4.80 per share.................................                                   (51,636)
  Dividends paid on redeemable preferred stock.....                                      (956)
  Repurchase of 846,290 shares of
   Class B common stock............................                                                                        (368,565)
  Issuance of 24,962 shares of Class B common
   stock, net of restricted stock award forfeitures                        6,025                                              2,145
  Change in foreign currency translation
   adjustment......................................                                               (5,127)
  Change in unrealized gain on available-for-sale
   securities (net of taxes).......................                                                           (3,124)
  Conversion of Class A common stock to
   Class B common stock............................     (40)       40
  Other............................................                          935
                                                     ------   -------    -------   ----------      -----      ------    -----------
  Balance, December 28, 1997.......................  $1,739   $18,261    $33,415   $2,231,341      $(464)     $   31    $(1,100,249)
                                                     ======   =======    =======   ==========      =====      ======    ===========


The information on pages 32 through 43 is an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Washington Post Company (the company) operates principally in four areas of the media business: newspaper publishing, television broadcasting, magazine publishing, and cable television. Segment data is set forth in Note M.

FISCAL YEAR. The company reports on a 52-53 week fiscal year ending on the Sunday nearest December 31. The fiscal years 1997, 1996, and 1995, which ended December 28, 1997, December 29, 1996, and December 31, 1995, respectively, included 52 weeks. With the exception of the newspaper publishing operations, subsidiaries of the company report on a calendar-year basis.

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

INVESTMENTS IN MARKETABLE SECURITIES. Investments in marketable equity securities available for sale are classified in "Deferred charges and other assets" in the Consolidated Balance Sheets. Unrealized gains or losses (net of taxes) relating to such investments are reported separately in the "Unrealized gain on available-for-sale securities (net of taxes)" in the Consolidated Balance Sheets.

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

         Depreciation is calculated using the straight-line method over the estimated useful lives of the property, plant, and equipment: 3 to 12 years for machinery and equipment, and 20 to 50 years for buildings. The costs of leasehold improvements are amortized over the lesser of the useful lives or the terms of the respective leases.

GOODWILL AND OTHER INTANGIBLES. Goodwill and other intangibles represent the unamortized excess of the cost of acquiring subsidiary companies over the fair values of such companies' net tangible assets at the dates of acquisition. Goodwill and other intangibles are being amortized by use of the straight-line method over various periods up to 40 years.

LONG-LIVED ASSETS. The recoverability of long-lived assets, including goodwill and other intangibles, is assessed annually or whenever adverse events and changes in circumstances indicate that previously anticipated undiscounted cash flows warrant assessment.

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

DEFERRED SUBSCRIPTION REVENUE AND MAGAZINE SUBSCRIPTION PROCUREMENT COSTS. Deferred subscription revenue, which primarily represents amounts received from customers in advance of magazine and newspaper deliveries, is included in revenues over the subscription term. Deferred subscription revenue to be earned after one year is included in "Other liabilities" in the Consolidated Balance Sheets. Magazine subscription procurement costs are charged to operations as incurred.

INCOME TAXES. The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities.

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

STOCK-BASED COMPENSATION. The company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma disclosures of net income and earnings per share as if the fair-value based method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" had been applied in measuring compensation expense are provided in Note G.

EARNINGS PER SHARE. In 1997, the company adopted SFAS No. 128, "Earnings per Share," which requires the presentation of both basic and diluted earnings per share data for fiscal 1997 and all prior fiscal periods.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amount of the company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term borrowings approximates fair value because of the short maturity of those instruments.

B. ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts receivable at December 28, 1997, and December 29, 1996, consist of the following (in thousands):

                                        1997          1996
                                      --------      --------
Accounts receivable, less estimated
   returns, doubtful accounts
   and allowances of $49,706
   and $48,388......................  $229,782      $220,168
Other...............................    14,421        12,895
                                      --------      --------
                                      $244,203      $233,063
                                      ========      ========


         Accounts payable and accrued liabilities at December 28, 1997, and December 29, 1996, consist of the following (in thousands):

                                        1997         1996
                                      --------      --------
Accounts payable and accrued
   expenses.........................  $136,368      $121,485
Accrued payroll and related benefits    48,115        41,083
Deferred tuition revenue............    20,988        18,299
Due to affiliates (newsprint).......     8,353        13,319
                                      --------      --------
                                      $213,824      $194,186
                                      ========      ========


C. INVESTMENTS IN AFFILIATES

The company's investments in affiliates at December 28, 1997, and December 29, 1996, include the following (in thousands):

                                        1997          1996
                                      --------      --------
Cowles Media Company................  $ 91,904      $ 86,087
Newsprint mills.....................    39,995        87,122
Other...............................    22,892        26,069
                                      --------      --------
                                      $154,791      $199,278
                                      ========      ========


    The company's investments in affiliates include a 28 percent interest in the stock of Cowles Media Company (Cowles), which owns and operates the Minneapolis Star Tribune and several other smaller properties.

    At December 28, 1997 and December 29, 1996, the company's interest in newsprint mills includes a 49 percent interest in the common stock of Bowater Mersey Paper Company Limited, which owns and operates a newsprint mill in Nova Scotia. At December 29, 1996, the company's interest in newsprint mills also includes a 35 percent limited partnership interest in both Bear Island Paper Company, which owns and operates a newsprint mill near Richmond, Virginia, and Bear Island Timberlands Company, which owns timberland and supplies Bear Island Paper Company with a major portion of its wood requirements (collectively "Bear Island"). In December 1997, the company sold its interest in Bear Island for approximately $92,800,000 (see Note K). Operating costs and expenses of the company include newsprint supplied by Bowater, Inc. (parent to Bowater Mersey Paper Company), and Bear Island Paper Company, the cost of which was approximately $63,800,000 in 1997, $67,200,000 in 1996, and $73,600,000 in 1995.

    The company's other affiliate investments represent a 50 percent common stock interest in the International Herald Tribune newspaper, published near Paris, France, and a 50 percent common stock interest in the Los Angeles Times-Washington Post News Service, Inc.

    Summarized financial data for the affiliates' operations, excluding Bear Island financial position data at December 28, 1997 and including Bear Island's results of operations through the date of sale, are as follows (in thousands):

                            1997        1996        1995
                          ---------   ---------   ---------
Financial Position
Working capital.........   $(41,614)   $(31,042)   $(82,505)

Property, plant, and
   equipment............    237,864     411,644     415,874
Total assets............    586,842     788,024     791,748
Long-term debt..........     84,593     158,999     165,284
Net equity..............    211,024     304,828     265,918

Results of Operations
Operating revenues......   $879,884    $918,148    $904,482
Operating income........     88,110     115,738     120,843
Net income..............     49,273      68,918      69,070

    The following table summarizes the status and results of the company's investments in affiliates (in thousands):

                                         1997        1996
                                       --------    --------
Beginning investment.................  $199,278    $189,053
Equity in earnings...................     9,955      19,702
Dividends and distributions
   received..........................    (2,959)     (8,603)
Foreign currency translation.........    (5,128)       (874)
Sale of interest in Bear Island......   (46,355)        --
                                       --------    --------
Ending investment....................  $154,791    $199,278
                                       ========    ========


    At December 28, 1997, the unamortized excess of the company's investments over its equity in the underlying net assets of its affiliates at the dates of acquisition was approximately $76,000,000. Amortization included in "Equity in earnings of affiliates" in the Consolidated Statements of Income was approximately $2,500,000 for the year ended December 28, 1997, and $2,600,000 for the years ended December 29, 1996, and December 31, 1995.

    In November 1997, the management of Cowles and McClatchy Newspapers, Inc., announced that shareholders representing a majority of each of the respective companies' outstanding voting shares have agreed to vote to approve a series of transactions whereby Cowles and McClatchy will be merged into a newly created company (New McClatchy). Under the terms of the proposed merger, each share of Cowles stock will be converted into a right to receive (based on elections made by Cowles stockholders) either $90.50 in cash or shares of stock in New McClatchy, or a combination of cash and New McClatchy stock. The company owns 3,893,796 shares of Cowles stock and intends to submit an election requesting to be paid in cash for all of its shares. However, depending on the elections made by other Cowles stockholders, the company may be required to accept up to approximately 15 percent of the consideration otherwise payable to it in the form of New McClatchy stock. At December 28, 1997, the carrying value of the company's investment in Cowles approximated $91,900,000. If and when the merger described above is completed, the company will adjust the carrying value of such investment and record the corresponding gain.

D. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                                       Current     Deferred
                                       --------    --------
1997
U.S. Federal.........................  $149,003    $  2,210
Foreign..............................       915        (165)
State and local......................    28,493       1,044
                                       --------    --------
                                       $178,411    $  3,089
                                       ========    ========


1996
U.S. Federal.........................  $120,612     $(3,575)
Foreign..............................       718         598
State and local......................    22,343      (1,296)
                                       --------    --------
                                       $143,673     $(4,273)
                                       ========     =======

1995
U.S. Federal.........................  $ 96,630     $ 3,525
Foreign..............................       608       1,215
State and local......................    18,654         668
                                       --------     -------
                                       $115,892     $ 5,408
                                       ========     =======


    The provision for income taxes exceeds the amount of income tax determined by applying the U.S. Federal statutory rate of 35 percent to income before taxes as a result of the following (in thousands):

                                 1997            1996            1995
                              ---------       ---------       ---------
U.S. Federal statutory
   taxes ................     $ 162,076       $ 126,076       $ 108,989
State and local taxes
   net of U.S. Federal
   income tax benefit ...        19,199          13,681          12,559
Amortization of goodwill
   not deductible for
   income tax purposes...         2,492           2,336           2,373
Other, net ..............        (2,267)         (2,693)         (2,621)
                              ---------       ---------       ---------
Provision for income
   taxes ................     $ 181,500       $ 139,400       $ 121,300
                              =========       =========       =========


    Deferred income taxes at December 28, 1997, December 29, 1996, and December 31, 1995, consist of the following (in thousands):

                                 1997       1996        1995
                              ---------   ---------   ---------
Accrued postretirement
   benefits................   $  51,076   $  49,363   $  47,167
Other benefit obligations..      34,358      26,634      20,963
Accounts receivable........       9,127       8,399       6,765
Other......................       8,319      12,373       9,134
                              ---------   ---------   ---------
Deferred tax asset.........     102,880      96,769      84,029
                              ---------   ---------   ---------
Property, plant, and
   equipment...............      40,498      39,248      42,159
Prepaid pension cost.......      79,978      65,300      55,574
Affiliate operations.......       7,645      14,977      14,165
Investment tax credit......         813       1,589       2,301
Other......................       5,252       5,802       4,473
                               --------   ---------   ---------
Deferred tax liability.....     134,186     126,916     118,672
                               --------   ---------   ---------
Deferred income taxes......    $ 31,306   $  30,147   $  34,643
                               ========   =========   =========


E. DEBT

In 1996, the company established a five-year, $300,000,000 revolving credit facility to provide for direct borrowings and also support the issuance of short-term promissory notes. Under the terms of the credit agreement, interest on borrowings is at floating rates (average outstanding rate of 5.8 percent at December 28, 1997), and the company is required to pay a facility fee of .07 percent on used and unused portions of the facility. The agreement also contains certain covenants, including a financial covenant that requires the company to maintain common shareholders' equity of $850,000,000. At December 28, 1997 and December 29, 1996, there were approximately $296,394,000 and zero borrowings outstanding under the facility, respectively, and the company was in compliance with all covenants. Interest expense incurred under the revolving credit facility was approximately $552,000 and zero during 1997 and 1996, respectively.

    In the first quarter of 1996, the company retired approximately $50,222,000 in debt outstanding, the only long-term debt then outstanding, bearing interest at 10.1 percent.

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

    The Series A Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share; it is redeemable by the company at any time on or after October 1, 2015 at a redemption price of $1,000 per share. In addition, the holders of such stock have a right to require the company to purchase their shares at the redemption price during an annual 60-day election period, with the first such period beginning on February 23, 2001. Dividends on the Series A Preferred Stock are payable four times a year at the annual rate of $80.00 per share and in preference to any dividends on the company's common stock. The Series A Preferred Stock is not convertible into any other security of the company, and the holders thereof have no voting rights except with respect to any proposed changes in the preferences and special rights of such stock.

G. CAPITAL STOCK, STOCK AWARDS, AND STOCK OPTIONS

Capital Stock. Each share of Class A common stock and Class B common stock participates equally in dividends. The Class B stock has limited voting rights and as a class has the right to elect 30 percent of the Board of Directors; the Class A stock has unlimited voting rights including the right to elect a majority of the Board of Directors.

    During 1997, 1996, and 1995, the company purchased a total of 846,290, 103,642 and 361,106 shares, respectively, of its Class B common stock at a cost of approximately $368,565,000, $32,302,000, and $89,584,000.

Stock Awards. In 1982, the company adopted a Long-Term Incentive Compensation Plan that, among other provisions, authorizes the awarding of Class B common stock to key employees. Stock awards made under the Incentive Compensation Plan are subject to the general restriction that stock awarded to a participant will be forfeited and revert to company ownership if the participant's employment terminates before the end of a specified period of service to the company. At December 28, 1997, there were 107,966 shares reserved for issuance under the Incentive Compensation Plan. Of this number, 34,331 shares were subject to awards outstanding, and

73,635 shares were available for future awards. Activity related to stock awards for the years ended December 28, 1997, December 29, 1996, and December 31, 1995 was as follows:

                                 1997                     1996                    1995
                         -----------------------    --------------------    --------------------
                         Number        Average      Number     Average      Number       Average
                           of           Award         of        Award         of          Award
                         Shares         Price       Shares      Price       Shares        Price
                         ------       ----------    ------    ----------    ------    ----------
Awards Outstanding
Beginning of year..      30,490       $   237.83    31,378    $   237.85    26,860    $   214.79
   Awarded ........      20,285           351.68        64        313.88    17,753        244.90
   Vested .........     (13,521)          228.96        --         --      (12,472)       198.50
   Forfeited ......      (2,923)          285.35      (952)       243.61      (763)       233.23
                         ------                     ------                  ------
End of year .......      34,331       $   281.19    30,490    $   237.83    31,378    $   237.85
                         ======                     ======                  ======


    For the share awards outstanding at December 28, 1997, the aforementioned restriction will lapse in January 1999 for 15,321 shares, January 2001 for 18,010 shares, and January 2004 for 1,000 shares. Stock-based compensation costs resulting from stock awards reduced net income by $1.2 million ($0.11 per share, basic and diluted), $1.1 million ($0.10 per share, basic and diluted), and $1.1 million ($0.10 per share, basic and diluted) in 1997, 1996, and 1995, respectively.

Stock Options. The Employee Stock Option Plan, which was adopted in 1971 and amended in 1993, reserves 1,900,000 shares of the company's Class B common stock for options to be granted under the plan. The purchase price of the shares covered by an option cannot be less than the fair value on the granting date. At December 28, 1997, there were 642,475 shares reserved for issuance under the Stock Option Plan, of which 251,225 shares were subject to options outstanding and 391,250 shares were available for future grants.

    Changes in options outstanding for the years ended December 28, 1997, December 29, 1996, and December 31, 1995 were as follows:

                                 1997                     1996                      1995
                        ---------------------    ----------------------    ----------------------
                         Number       Average    Number         Average     Number        Average
                           of         Option       of           Option        of          Option
                         Shares        Price     Shares          Price      Shares         Price
                        -------    ----------    -------     ----------    -------     ----------
Beginning of year..     178,625    $   270.21    168,525     $   258.59    164,500     $   255.35
   Granted ........      80,200        583.62     19,500         343.94      9,000         298.75
   Exercised ......      (7,600)       234.20     (9,400)        214.89     (3,475)        204.81
   Canceled .......          --                       --                    (1,500)        268.50
                        -------                  -------                   -------
End of year .......     251,225    $   371.35    178,625     $   270.21    168,525     $   258.59
                        =======                  =======                   =======


    Of the shares covered by options outstanding at the end of 1997, 133,900 are now exercisable, 21,425 will become exercisable in 1998, 68,425 will become exercisable in 1999, 16,175 will become exercisable in 2000, and 11,300 will become exercisable in 2001.

    Information related to stock options outstanding at December 28, 1997 is as follows:

                                  Weighted
                                  average     Weighted                 Weighted
                    Number       remaining     average      Number     average
  Range of        outstanding   contractual    exercise  exercisable   exercise
exercise prices  at 12/28/97     life (yrs.)    price     at 12/28/97    price
---------------  -----------    ------------   --------  ------------  ---------
 $173 - 200          22,900           1.8      $192.00       22,900    $192.00
  205 - 319         128,625           4.4       275.08       71,125     244.44
  343 - 350          21,000           9.1       344.35        4,875     343.94
  472                43,700          10.0       472.00           -          -
  733                35,000          10.0       733.00       35,000     733.00

    All options were granted at an exercise price equal to or greater than the fair market value of the company's common stock at the date of grant. The weighted-average fair value at date of grant for options granted during 1997, 1996, and 1995 was $87.94, $96.53 and $77.12, respectively. The fair value of options at date of grant was estimated using the Black-Scholes method with the following assumptions:

                                 1997          1996          1995
                                 ----          ----          ----
Expected life (years)..          7             7             7
Interest rate .........          5.84%         6.26%         5.61%
Volatility ............         14.2 %        14.6 %        14.3 %
Dividend yield ........          1.5 %         1.5 %         1.5 %

    Had the fair values of options granted in 1997, 1996, and 1995 been recognized as compensation expense, net income would have been reduced by $1.6 million ($.15 per share, basic and diluted), $0.4 million ($.04 per share, basic and diluted) and $0.1 million ($.01 per share, basic and diluted), in 1997, 1996, and 1995, respectively.

Average Number of Shares Outstanding. Basic earnings per share are based on the weighted average number of shares of common stock outstanding during each year. Diluted earnings per common share are based upon the weighted average number of shares of common stock outstanding each year, adjusted for the dilutive effect of shares issuable under outstanding stock options. Basic and diluted weighted average share information for 1997, 1996, and 1995 is as follows:


                               Basic     Dilutive    Diluted
                             Weighted    Effect of  Weighted
                              Average      Stock     Average
                              Shares      Options    Shares
                            ----------    -------  ----------
1997....................    10,699,713    33,278   10,732,991
1996....................    10,963,761    16,036   10,979,797
1995....................    11,074,978    10,537   11,085,515

H. RETIREMENT PLANS

The company and its subsidiaries have various funded and unfunded pension and incentive savings plans and in addition, contribute to several multi-employer plans on behalf of certain union-represented employee groups. Substantially all of the company's employees, including some located in foreign countries, are covered by these plans. Pension benefit for all retirement plans combined was $12,200,000, $3,900,000, and $600,000 in 1997, 1996, and 1995, respectively.

    The costs for the company's defined benefit pension plans are actuarially determined and include amortization of prior service costs over various periods, generally not exceeding 20 years. The company's policy is to fund the costs accrued for its defined benefit plans.

    The following table sets forth the funded status of the defined benefit plans and amounts recognized in "Deferred charges and other assets" in the Consolidated Balance Sheets at December 28, 1997, and December 29, 1996 (in thousands):

                                                1997            1996
                                           -----------       ---------
Actuarial present value of
   accumulated plan benefits,
   including vested benefits of
   $232,385 and $212,158 ............      $   240,414       $ 219,154
                                           ===========       =========

Plan assets at fair value,
   primarily listed securities ......      $ 1,014,531       $ 731,999
Projected benefit obligation for
   service rendered to date .........         (284,278)       (261,266)
                                           -----------       ---------
Plan assets in excess of projected
   benefit obligation ...............          730,253         470,733
Prior service cost not yet recognized
   in periodic pension cost .........           14,824          15,987
Less unrecognized net gain from
   past experience different from
   that assumed .....................         (512,669)       (277,049)
Less unrecognized net asset
   (transition amount) being
   recognized over approximately
   17 years .........................          (38,271)        (45,937)
                                           -----------       ---------
Prepaid pension cost ................      $   194,137       $ 163,734
                                           ===========       =========

    The net pension benefit for the years ended December 28, 1997, December 29, 1996, and December 31, 1995, consists of the following components (in thousands):

                                   1997            1996            1995
                                ---------       ---------       ---------
Service cost for benefits
   earned during the
   period ................      $  10,567       $  10,373       $  10,623
Interest cost on projected
   benefit obligation ....         19,433          17,741          15,430
Actual return on plan
   assets ................       (294,212)       (129,756)       (162,253)
Net amortization and
   deferral ..............        233,985          78,373         116,812
                                ---------       ---------       ---------
Net pension benefit ......      $ (30,227)      $ (23,269)      $ (19,388)
                                =========       =========       =========

    The weighted average discount rate of 7.5 percent and rate of increase in future compensation levels of 4 percent were used in determining the actuarial present value of the projected benefit obligation in 1997, 1996, and 1995. The expected long-term rate of return on assets was 9 percent in 1997, 1996, and 1995.

    Contributions to multi-employer pension plans, which are generally based on hours worked, amounted to $2,000,000 in 1997, $1,700,000 in 1996, and $1,800,000
in 1995.

    The costs of unfunded retirement plans are charged to expense when accrued. The company's liability for such plans, which is included in "Other liabilities" in the Consolidated Balance Sheets, was $54,235,000 at December 28, 1997, and $51,600,000 at December 29, 1996.

I. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The company and its subsidiaries provide health care and life insurance benefits to certain retired employees. These employees become eligible for benefits after meeting minimum age and service requirements.

    The following table sets forth the amounts included in "Other liabilities" in the Consolidated Balance Sheets at December 28, 1997, and December 29, 1996 (in thousands):

                                                      1997          1996
                                                    --------      --------
Accumulated postretirement benefit obligation:
   Retirees ..................................      $ 50,213      $ 49,806
   Fully eligible active plan
      participants ...........................        16,937         7,828
   Other active plan participants ............        34,105        36,125
                                                    --------      --------
                                                     101,255        93,759
Unrecognized prior service costs
   arising from plan amendments ..............         3,744         4,123
Unrecognized net gain from past
   experience different from
   that assumed ..............................        12,968        15,911
                                                    --------      --------
Accrued postretirement
   benefit cost ..............................      $117,967      $113,793
                                                    ========      ========



    Net periodic postretirement benefit cost for 1997, 1996, and 1995 includes the following components (in thousands):

                                    1997          1996          1995
                                  -------       -------       -------
Service cost for benefits
   earned during the period       $ 3,511       $ 2,939       $ 2,719
Interest cost on accumulated
   post-retirement benefit
   obligation ..............        6,973         6,546         6,515
Amortization of prior
   service costs ...........         (378)         (290)         (290)
Amortization of gains ......       (1,576)         (909)       (1,296)
                                  -------       -------       -------
Net periodic postretirement
   benefit cost ............      $ 8,530       $ 8,286       $ 7,648
                                  =======       =======       =======


    The assumed health care cost trend rate used in measuring the benefit obligation at December 28, 1997 was 10.8 percent for pre-age 65 benefits (10.3% for post-age 65 benefits) decreasing to 5.5 percent in the year 2015 and thereafter. The discount rate used in determining the benefit obligation at December 28, 1997 and December 29, 1996 was 7.5 percent.

    The effect on the accumulated postretirement benefit obligation of a 1 percent increase each year in the health care cost trend rate used would result in increases of approximately $11,800,000 in the obligation at December 28, 1997 and $1,500,000 in the aggregate service and interest components of the 1997 expense.

    The company's policy is to fund the above-mentioned benefits as claims and premiums are paid. The cash expenditures for postretirement benefits were approximately $3,700,000 in 1997, $3,850,000 in 1996, and $2,980,000 in 1995.

J. LEASE AND OTHER COMMITMENTS

The company leases primarily real property under operating agreements. Many of the leases contain renewal options and escalation clauses that require payments of additional rent to the extent of increases in the related operating costs.

    At December 28, 1997, future minimum rental payments under noncancelable operating leases approximate the following (in thousands):

1998..............................................    $ 25,300
1999..............................................      23,300
2000..............................................      19,600
2001..............................................      15,300
2002..............................................      11,900
Thereafter........................................      50,100
                                                      --------
                                                      $145,500
                                                      ========

    Minimum payments have not been reduced by minimum sublease rentals of $3,300,000 due in the future under noncancelable subleases.

    Rent expense under operating leases included in operating costs and expenses was approximately $27,800,000, $24,900,000, and $22,900,000 in 1997, 1996, and
1995, respectively. Sublease income was approximately $400,000, $800,000, and $1,600,000 in 1997, 1996, and 1995, respectively.

    The company's broadcast subsidiaries are parties to certain agreements that commit them to purchase programming to be produced in future years. At December 28, 1997, such commitments amounted to approximately $55,500,000. If such programs are not produced, the company's commitment would expire without obligation.

    In conjunction with the construction of new newspaper production facilities in the Washington, D.C. area, the company has entered into certain commitments to purchase plant and equipment. As of December 28, 1997, the open commitments relating to this project were approximately $89,000,000. The company expects this project to be completed in late 1998.

K. ACQUISITIONS AND DISPOSITIONS

Acquisitions. In February 1997, the company acquired cable systems serving approximately 16,000 subscribers in Cleveland, Mississippi. In December 1997, the company acquired the publishing rights to two computer services industry trade periodicals and the rights to conduct two computer industry trade shows. The aggregate purchase price for these acquisitions approximated $108,400,000.

    In January and February 1996, the company acquired cable systems in Texarkana and Columbus, Missouri serving approximately 39,700 subscribers. In August 1996, the company acquired cable systems in Prescott, Arizona serving approximately 26,300 subscribers. The aggregate purchase price for these acquisitions approximated $129,000,000.

    The company also spent $10,500,000 and $18,500,000 in 1997 and 1996, respectively, for other smaller business acquisitions.

    All acquisitions discussed above were accounted for using the purchase method and, accordingly, the assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition. The excess of the cost over the fair value of net assets acquired is being amortized over periods from 15 to 20 years. Pro forma results of operations for 1997, 1996, and 1995, assuming the acquisitions occurred at the beginning of 1995, are not materially different from reported results of operations.

Exchanges. In June 1997, the company exchanged the assets of certain cable systems with Tele-Communications, Inc. This trade resulted in an increase of about 21,000 subscribers for the company.

    In September 1997, the company completed a transaction with Meredith Corporation whereby the company exchanged the assets of WFSB-TV, the CBS affiliate in Hartford, Connecticut and approximately $60,000,000 for the assets of WCPX-TV, the CBS affiliate in Orlando, Florida.

    The assets obtained in these transactions were recorded at the carrying value of the assets exchanged plus cash consideration. No gain or loss resulted from these exchange transactions.

Dispositions. In September 1997, the company sold the assets of its PASS Sports subsidiary for approximately $27,400,000. In December 1997, the company sold its 35 percent limited partnership interest in both Bear Island Paper Company and Bear Island Timberlands Company for approximately $92,800,000. The gains resulting from these dispositions, which are included in "Other income (expense), net" in the Consolidated Statements of Income, increased 1997 net income by approximately $44,560,000 and basic and diluted earnings per share by $4.16 and $4.15, respectively.

    In January 1995, the company sold substantially all of its 70 percent limited partnership interest in American Personal Communications (APC) to its partner, APC, Inc., and others, for approximately $33,000,000. The resulting gain, which is included in "Other income (expense), net" in the Consolidated Statements of Income, increased 1995 net income by $8,400,000 and basic and diluted earnings per share by $0.75.

    In September 1995, the company wrote off its investment in Mammoth Micro Productions, a producer and publisher of multimedia CD-ROM titles, originally acquired in 1994 for approximately $23,000,000. The loss resulting from the write-off, which is included in "Operating costs and expenses" in the Consolidated Statements of Income, decreased 1995 net income by approximately $5,600,000 and basic and diluted earnings per share by $0.51.

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

    Newspaper operations involve the publication of newspapers in the Washington, D.C. area and Everett, Washington, and newsprint warehousing and recycling facilities.

    Broadcast operations are conducted primarily through six VHF television stations. All stations are network-affiliated, with revenues derived primarily from sales of advertising time.

    Magazine operations consist of the publication of a weekly news magazine, Newsweek, which has one domestic and three international editions, and beginning in 1997, the publication of six business periodicals for the computer services industry and the Washington-area technology community. Revenues from both newspaper and magazine publishing operations are derived from advertising and, to a lesser extent, from circulation.

    Cable television operations consist of over 50 cable systems offering basic cable and pay television services to approximately 637,000 subscribers in 16 midwestern, western, and southern states. The principal source of revenues is monthly subscription fees charged for services.

    Other businesses include the operations of educational centers engaged in preparing students for admissions tests and licensing examinations and offering academic enrichment programs, an engineering firm which provides services to the telecommunications industry, a regional sports cable system (sold in September 1997, see Note K), an online information service devoted to federal and state legislation and regulations, and a digital media and electronic information services provider. The results of APC and Mammoth Micro Productions are included in other businesses prior to their disposition in January 1995 and September 1995, respectively.

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

    Identifiable assets by segment are those assets used in the company's operations in each business segment. Investments in affiliates are discussed in Note C. Corporate assets are principally cash and cash equivalents and investments in marketable securities.

                                                      Newspaper                  Magazine        Cable       Other
(in thousands)                                       Publishing  Broadcasting   Publishing    Television   Businesses  Consolidated
--------------                                       ----------  ------------   ----------    ----------   ----------  ------------


1997
   Operating revenues ........................      $   812,896      $338,373     $389,853      $257,732   $ 157,399     $1,956,253

   Income (loss) from operations .............      $   162,721      $159,620     $ 38,015      $ 51,549   $ (30,554)    $  381,351
   Equity in earnings of affiliates ..........                                                                                9,955
   Interest income, net ......................                                                                                2,219
   Other income, net .........................                                                                               69,549
                                                                                                                        -----------
   Income before income taxes ................                                                                          $   463,074
                                                                                                                        ===========
   Identifiable assets .......................      $   515,745      $436,760     $323,573      $502,642   $ 114,890     $1,893,610
   Investments in affiliates .................                                                                              154,791
   Corporate assets ..........................                                                                               28,916
                                                                                                                        -----------
      Total assets ...........................                                                                          $ 2,077,317
                                                                                                                        ===========
   Depreciation and amortization of property,
      plant, and equipment ...................      $    19,104      $ 11,011     $  4,484      $ 30,672   $   6,207     $   71,478
   Amortization of goodwill and other
      intangibles.............................      $       874      $ 12,213     $    136      $ 19,371   $     965     $   33,559
   Capital expenditures ......................      $   110,070      $ 11,651     $  3,022      $ 73,156   $  16,674     $  214,573

 1996
   Operating revenues ........................      $   763,935      $335,156     $377,063      $229,695   $ 147,596     $1,853,445
                                                                                                                        ===========
   Income (loss) from operations .............      $   116,773      $155,026     $ 22,823      $ 56,023   $ (13,476)    $  337,169
   Equity in earnings of affiliates ..........                                                                               19,702
   Interest income, net ......................                                                                                3,845
   Other expense, net ........................                                                                                 (499)
                                                                                                                        -----------
   Income before income taxes ................                                                                          $   360,217
                                                                                                                        ===========
   Identifiable assets .......................      $   420,601      $377,799     $226,411      $452,525   $  86,070     $1,563,406
   Investments in affiliates .................                                                                              199,278
   Corporate assets ..........................                                                                              107,727
                                                                                                                        -----------
      Total assets ...........................                                                                          $ 1,870,411
                                                                                                                        ===========
   Depreciation and amortization of property,
      plant, and equipment ...................      $    20,386      $ 10,482     $  4,610      $ 25,075   $   4,550    $    65,103
   Amortization of goodwill and other
      intangibles.............................      $       830      $ 11,252                   $ 16,785   $     969    $    29,836
   Capital expenditures ......................      $    19,441      $ 10,923     $  4,798      $ 37,362   $   7,457    $    79,981

1995
   Operating revenues ........................      $   729,172      $306,108     $352,619      $194,142   $ 137,408     $1,719,449
                                                                                                                        ===========
   Income (loss) from operations .............      $   109,737      $132,351     $ 15,008      $ 41,019   $ (27,097)    $  271,018
   Equity in earnings of affiliates ..........                                                                               24,512
   Interest income, net ......................                                                                                2,374
   Other income, net .........................                                                                               13,492
                                                                                                                        -----------
   Income before income taxes ................                                                                          $   311,396
                                                                                                                        ===========
   Identifiable assets .......................      $   399,090      $387,462     $204,947      $322,443   $  73,055     $1,386,997
   Investments in affiliates .................                                                                              189,053
   Corporate assets ..........................                                                                              156,843
                                                                                                                        -----------
      Total assets ...........................                                                                          $ 1,732,893
                                                                                                                        ===========
   Depreciation and amortization of property,
      plant, and equipment ...................      $    18,248      $  9,958     $  4,633      $ 28,819   $   4,192     $   65,850
   Amortization of goodwill and other
      intangibles.............................      $       800      $ 11,253                   $ 12,150   $   7,226     $   31,429
   Capital expenditures ......................      $    61,879      $  9,265     $  4,145      $ 40,050   $   6,358     $  121,697

N. SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

Quarterly results of operations for the years ended December 28, 1997, and December 29, 1996, are as follows (in thousands, except per share amounts):

                                                           FIRST          SECOND           THIRD          FOURTH
                                                          QUARTER         QUARTER         QUARTER         QUARTER
                                                         ---------       ---------       ---------       ---------
1997
Operating revenues
   Advertising ....................................      $ 278,528       $ 327,949       $ 286,074       $ 344,326
   Circulation and subscriber .....................        123,674         128,901         134,238         132,807
   Other ..........................................         51,899          44,525          58,063          45,269
                                                         ---------       ---------       ---------       ---------
                                                           454,101         501,375         478,375         522,402
                                                         ---------       ---------       ---------       ---------
Operating costs and expenses
   Operating ......................................        243,504         246,478         253,565         276,322
   Selling, general, and administrative ...........        106,886         118,875         107,186         117,049
   Depreciation and amortization of
      property, plant, and equipment ..............         17,790          17,871          18,007          17,810
   Amortization of goodwill and other intangibles..          7,953           8,214           8,382           9,010
                                                         ---------       ---------       ---------       ---------
                                                           376,133         391,438         387,140         420,191
                                                         ---------       ---------       ---------       ---------
Income from operations ............................         77,968         109,937          91,235         102,211
Other income (expense)
   Equity in earnings of affiliates ...............            125           3,331           4,712           1,787
   Interest income ................................          1,112           1,079             725             554
   Interest expense ...............................           (165)           (158)           (182)           (747)
   Other income (expense), net ....................           (846)          1,668          23,471          45,257
                                                         ---------       ---------       ---------       ---------
Income before income taxes ........................         78,194         115,857         119,961         149,062
Provision for income taxes ........................         30,500          44,500          48,410          58,090
                                                         ---------       ---------       ---------       ---------
Net income ........................................         47,694          71,357          71,551          90,972
Redeemable preferred stock dividends ..............           (478)           (239)           (239)              0
                                                         ---------       ---------       ---------       ---------
Net income available for common shares ............      $  47,216       $  71,118       $  71,312       $  90,972
                                                         =========       =========       =========       =========
Basic earnings per common share ...................      $    4.35       $    6.62       $    6.66       $    8.66
                                                         =========       =========       =========       =========
Diluted earnings per common share .................      $    4.35       $    6.60       $    6.64       $    8.63
                                                         =========       =========       =========       =========

Basic average number of common shares outstanding..         10,844          10,744          10,708          10,502

Diluted average number of common shares
   outstanding.....................................         10,866          10,772          10,743          10,544

                                                            FIRST         SECOND           THIRD          FOURTH
                                                           QUARTER        QUARTER         QUARTER         QUARTER
                                                         ---------       ---------       ---------       ---------
1996
Operating revenues
   Advertising ....................................      $ 252,807       $ 310,459       $ 274,719       $ 334,720
   Circulation and subscriber .....................        117,070         121,488         124,916         127,498
   Other ..........................................         46,742          40,905          60,691          41,430
                                                         ---------       ---------       ---------       ---------
                                                           416,619         472,852         460,326         503,648
                                                         ---------       ---------       ---------       ---------
Operating costs and expenses
   Operating ......................................        242,482         253,639         245,763         265,173
   Selling, general, and administrative ...........        100,792         100,562         103,937         108,988
   Depreciation and amortization of
      property, plant, and equipment ..............         16,160          16,004          15,979          16,960
   Amortization of goodwill and other intangibles..          6,985           7,162           7,427           8,262
                                                         ---------       ---------       ---------       ---------
                                                           366,419         377,367         373,106         399,383
                                                         ---------       ---------       ---------       ---------
Income from operations ............................         50,200          95,485          87,220         104,265
Other income (expense)
   Equity in earnings of affiliates ...............          7,353           7,807           2,537           2,005
   Interest income ................................          1,224           1,175           1,358           1,602
   Interest expense ...............................         (1,083)           (139)           (168)           (124)
Other income (expense), net .......................          2,867            (689)            (53)         (2,625)
                                                         ---------       ---------       ---------       ---------
Income before income taxes ........................         60,561         103,639          90,894         105,123
Provision for income taxes ........................         23,619          40,421          35,503          39,857
                                                         ---------       ---------       ---------       ---------
Net income ........................................         36,942          63,218          55,391          65,266
Redeemable preferred stock dividends ..............           (202)             --            (478)             --
                                                         ---------       ---------       ---------       ---------
Net income available for common shares ............      $  36,740       $  63,218       $  54,913       $  65,266
                                                         =========       =========       =========       =========

Basic earnings per common share ...................      $    3.34       $    5.76       $    5.01       $    5.97
                                                         =========       =========       =========       =========

Diluted earnings per common share .................      $    3.34       $    5.76       $    5.00       $    5.96
                                                         =========       =========       =========       =========

Basic average number of common shares outstanding..         10,997          10,970          10,957          10,931

Diluted average number of common shares
   outstanding.....................................         11,011          10,970          10,975          10,953



The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Income due to rounding.

                                                                     SCHEDULE II


                           THE WASHINGTON POST COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                        COLUMN A                              COLUMN B      COLUMN C      COLUMN D       COLUMN E


                                                                           ADDITIONS -
                                                             BALANCE AT    CHARGED TO                   BALANCE AT
                                                             BEGINNING      COSTS AND                     END OF
                       DESCRIPTION                           OF PERIOD      EXPENSES     DEDUCTIONS       PERIOD
                                                             -----------   -----------   -----------    -----------
Year Ended December 31, 1995
     Allowance for doubtful accounts and returns.....        $33,436,000   $49,980,000   $47,341,000    $36,075,000
     Allowance for advertising rate adjustments and
     discounts.......................................          6,507,000     7,253,000     7,871,000      5,889,000
                                                             -----------   -----------   -----------    -----------
                                                             $39,943,000   $57,233,000   $55,212,000    $41,964,000
                                                             ===========   ===========   ===========    ===========
Year Ended December 29, 1996
     Allowance for doubtful accounts and returns.....        $36,075,000   $52,658,000   $49,072,000    $39,661,000
     Allowance for advertising rate adjustments and
     discounts.......................................          5,889,000     8,995,000     6,157,000      8,727,000
                                                             -----------   -----------   -----------    -----------
                                                             $41,964,000   $61,653,000   $55,229,000    $48,388,000
                                                             ===========   ===========   ===========    ===========
Year Ended December 28, 1997
     Allowance for doubtful accounts and returns.....        $39,661,000   $54,163,000   $53,990,000    $39,834,000
     Allowance for advertising rate adjustments and
     discounts.......................................          8,727,000    11,095,000     9,950,000      9,872,000
                                                             -----------   -----------   -----------    -----------
                                                             $48,388,000   $65,258,000   $63,940,000    $49,706,000
                                                             ===========   ===========   ===========    ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This analysis should be read in conjunction with the consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS -- 1997 COMPARED TO 1996

Net income in 1997 was $281.6 million, an increase of 28 percent over net income of $220.8 million in 1996. Basic and diluted earnings per share rose 31 and 30 percent to $26.23 and $26.15, respectively, in 1997. The company's 1997 net income includes $28.5 million from the sale of the company's investment in Bear Island Paper Company, L.P., and Bear Island Timberlands Company, L.P., as well as $16.0 million relating to the sale of the assets of its PASS Sports subsidiary. Excluding these non-recurring gains, net income increased 7 percent in 1997 and basic and diluted earnings per share each increased 10 percent.

   Revenues for 1997 totaled $1.956 billion, an increase of 6 percent from $1.853 billion in 1996. Advertising revenues increased 5 percent in 1997, and circulation and subscriber revenues increased 6 percent. Other revenues increased 5 percent. Substantially all of the increase in advertising revenues was generated by the newspaper and magazine divisions. The increase in circulation and subscriber revenues is due to growth at the cable division and the increase in other revenues is attributable to higher tuition revenues at Kaplan partially offset by reduced fees for engineering services at MLJ.

   Costs and expenses for the year increased 4 percent to $1.575 billion, from $1.516 billion in 1996. In addition to the normal growth in the costs of operations, the cost and expense increase is attributable to companies acquired in 1997, expansion of Kaplan's business offerings, increased spending for new media activities offset partially by decreased newsprint and magazine paper costs, and other favorable cost experience at Newsweek.

   Operating income increased 13 percent to $381.4 million in 1997.

NEWSPAPER DIVISION. Newspaper division revenues increased 6 percent to $812.9 million, from $763.9 million in 1996. Advertising revenues at the newspaper division rose 8 percent over the previous year. At The Washington Post, advertising revenues increased 8 percent as a result of strong volume increases and, to a lesser extent, higher rates. Classified revenues at The Washington Post increased 12 percent due to higher recruitment volume and associated rates. The Washington Post's retail revenues rose 4 percent due to higher rates and a 1 percent increase in volume. Other advertising revenues (including general and preprint) at The Washington Post increased 8 percent. General advertising and preprint volume each increased 8 percent over 1996.

   Circulation revenues for the newspaper division increased 1 percent in 1997 resulting mostly from rate increases enacted in the beginning of 1997 at The Washington Post. Average daily circulation at The Washington Post fell 1.5 percent, while Sunday circulation declined 1.3 percent.

   Newspaper division operating margin in 1997 increased to 20 percent from 15 percent in 1996. The increase in 1997 operating margin is primarily attributable to increased advertising revenues and lower newsprint expense (down 9 percent). Average newsprint prices paid by the newspaper division in 1997 declined about 14 percent from 1996, the positive effects of which were partially offset by a 4 percent increase in newsprint consumed.

BROADCAST DIVISION. Revenues at the broadcast division rose 1 percent to $338.4 million over last year. An increase in advertising from a number of industry categories, including restaurants, utilities, banks and finance, as well as an overall revenue share increase, allowed the broadcast division to offset the approximate $30.0 million in non-recurring advertising revenues generated in 1996 from political and Olympics-related advertising. Network revenues were down slightly from 1996.

   Competitive market position remained strong for the television stations. Four stations were ranked number one in the latest ratings period, sign-on to sign-off, in their markets; one station was ranked a strong number two; one station was ranked number three.

   The operating margin at the broadcast division increased to 47 percent, from 46 percent in 1996. Excluding amortization of goodwill and intangibles, operating margins for 1997 and 1996 were 51 percent and 50 percent, respectively. The improvement in the 1997 operating margin is due to increased advertising revenues and benefits derived from 1997 expense control initiatives which, in total, outpaced higher expenses associated with the new station, WCPX (renamed WKMG).

MAGAZINE DIVISION. Magazine division revenues, which beginning in 1997 also included the company's business information unit, rose 3 percent to $389.9 million due primarily to increased advertising revenues at the Newsweek domestic edition. The Newsweek domestic advertising revenue increase over the prior year resulted from a 6 percent increase in domestic advertising pages sold in 1997 versus 1996. Total circulation revenues for the magazine division increased 1 percent in 1997.

   Operating margin of the magazine division increased to 10 percent in 1997, from 6 percent in 1996. The increase in operating margin is primarily attributable to the operating results of Newsweek, including the higher sales of domestic advertising pages, reduced magazine paper costs, realized savings from prior year outsourcing initiatives, and other favorable cost experience.

CABLE DIVISION. Revenues at the cable division increased 12 percent to $257.7 million in 1997. Basic and tier, pay, and advertising revenue categories showed improvement over 1996. Increased subscribers in 1997 accounted for the majority of the total increase in revenues. The number of basic subscribers increased 7 percent to 637,300. About 37,000 subscribers were added in 1997 as a result of cable system acquisitions and exchanges and the remainder by internal growth.

   Cable operating cash flow increased 4 percent to $101.6 million, from $97.9 million in 1996. Operating margin at the cable division was 20 percent in 1997 compared to 24 percent in 1996, reflecting the effects of increased depreciation and amortization in 1997 from recent cable system acquisitions and capital improvements.

OTHER BUSINESSES. In 1997, revenues from other businesses, including Kaplan, MLJ, LEGI-SLATE, Digital Ink, and PASS Sports (nine months of 1997), increased 7 percent over the prior year to $157.4 million. The majority of the increase in other businesses revenues is attributable to Kaplan, where revenues increased 21 percent. Student enrollments at Kaplan increased 3 percent in 1997. Partially offsetting the revenue increase generated by Kaplan was a decrease in engineering consulting revenues at MLJ.

   Other businesses recorded an operating loss in 1997 of $30.1 million, compared to a loss of $13.5 million in 1996. The 1997 operating loss generated by other businesses is directly attributable to the company's investing activities in new media, the 1997 decline in MLJ's revenues, and, to a lesser extent, the start-up costs associated with Kaplan's significant expansion of its Score elementary education business. Offsetting these losses was improved and continued profitability from Kaplan's core test preparation business.

EQUITY IN EARNINGS OF AFFILIATES. The company's equity in earnings of affiliates for 1997 declined to $10.0 million, from $19.7 million in 1996, reflecting the effect of lower earnings at the company's affiliated newsprint mills for the majority of 1997 compared to 1996. The decline in earnings at the affiliated newsprint mills is due to lower average newsprint prices charged by the mills in 1997 versus 1996.

NON-OPERATING ITEMS. Interest income, net of interest expense, was $2.2 million, compared to $3.8 million in 1996. Increased spending in 1997 for acquisitions, capital expenditures, and stock repurchases resulted in less invested cash in 1997 versus 1996, causing a decline in interest income. Other income (expense), net in 1997 was $69.5 million, compared with an expense of $0.5 million in 1996. The increase in other income is attributable to the 1997 gains arising from the company's sale of its investment in Bear Island Paper Company, L.P., and Bear Island Timberlands Company, L.P., as well as the sale of the assets of the PASS Sports subsidiary.

INCOME TAXES. The effective tax rate in both 1997 and 1996 was approximately 39 percent.

RESULTS OF OPERATIONS -- 1996 COMPARED TO 1995

Net income in 1996 was $220.8 million, an increase of 16 percent over net income of $190.1 million in 1995. Basic and diluted earnings per share each rose 17 percent to $20.08 and $20.05, respectively, in 1996. The company's 1995 net income included $8.4 million ($0.75 per share basic and diluted) from the sale of the company's investment in American PCS, L.P. (APC), as well as an after-tax charge of $5.6 million ($0.51 per share basic and diluted) relating to the write-off of the company's interest in Mammoth Micro Productions. Excluding these items, net income and earnings per share (basic and diluted) increased 18 percent and 19 percent, respectively, in 1996.

   Revenues for 1996 totaled $1.853 billion, an increase of 8 percent from $1.719 billion in 1995. Advertising revenues increased 7 percent in 1996, and circulation and subscriber revenues increased 8 percent. Other revenues increased 11 percent. The broad cast, newspaper, and magazine divisions all contributed significantly to the improvement in advertising revenues. The increase in circulation and subscriber revenues was principally due to growth at the cable division. About two-thirds of growth in other revenues over 1995 was attributable to new businesses acquired in 1996.

   Costs and expenses for 1996 increased 5 percent to $1.516 billion, from $1.448 billion in 1995. Approximately one-half of the increase is attributable to businesses acquired in 1996, while the remainder of the increase reflects normal growth in the costs of operations.

   Operating income increased 24 percent to $337.2 million, from $271.0 million in 1995.

NEWSPAPER DIVISION. Newspaper division revenues increased 5 percent to $763.9 million, from $729.2 million in 1995. Advertising revenues at the newspaper division rose 4 percent over 1995. At The Washington Post, advertising revenues increased 3 percent as higher rates offset a decline in volume. Retail revenues at The Washington Post declined 4 percent as a result of a 9 percent decline in inches. Classified revenues rose 13 percent in 1996 primarily as a result of higher recruitment volume and associated rates. Other advertising revenues (including general and preprint) at The Washington Post increased 2 percent. General advertising volume was essentially unchanged from 1995, though preprint volume at The Washington Post increased 2 percent.

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

   Newspaper division operating margin in 1996 remained at 15 percent, consistent with 1995. The previously mentioned increases in advertising and circulation revenues were offset by higher newsprint expense (up 4 percent) and other normal operating cost increases.

BROADCAST DIVISION. Revenues at the broadcast division rose 9 percent over 1995 to $335.2 million, with both national and local advertising revenues increasing by 10 percent. The improvement for 1996 is attributable almost entirely to political and Olympics-related advertising as other categories generally remained unchanged. Network revenues rose 12 percent in 1996.

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

MAGAZINE DIVISION. Newsweek revenues in 1996 increased 7 percent to $377.1 million due primarily to increased advertising revenues at the domestic edition. Advertising revenues rose 11 percent overall, 16 percent at the domestic edition. The domestic improvement was due to a 9 percent increase in page volume as well as the realization of higher advertising rates. Total circulation revenues for 1996 increased 1 percent over 1995. In 1996 the domestic and international editions published 52 weekly issues versus 51 issues in 1995.

   At Newsweek, the operating margin increased to 6 percent, from 4 percent in 1995. The increased cost of magazine paper, one-time costs associated with the magazine's decision to outsource its fulfillment operations, and higher general operating costs offset much of the revenue increase.

CABLE DIVISION. Revenues at the cable division increased 18 percent to $229.7 million in 1996 over 1995. All revenue categories -- basic, tier, pay, pay-per-view, advertising, and other -- showed improvement from 1995. About two-thirds of the total increase is attributable to higher average subscriber counts, with the remainder due to higher rates and increased advertising. During 1996, the number of domestic basic subscribers rose by 15 percent to 594,000. About 66,000 subscribers were added as a result of cable system acquisitions and the remainder by internal growth.

   Operating margin at the cable division was 24 percent, compared to 21 percent in 1995. Cable cash flow increased 19 percent to $97.9 million, from $82.0 million in 1995. About half of the improvement in cash flow is attributable to the results of cable systems acquired in 1996.

OTHER BUSINESSES. In 1996, revenues from other businesses, including Kaplan, MLJ, PASS Sports, LEGI-SLATE, and Digital Ink, increased 7 percent to $147.6 million, from $137.4 million in 1995. Half of the increase related to Kaplan, where tuition revenues increased 6 percent. Most of the remainder was due to PASS Sports, which experienced revenue growth of 18 percent.

   Other businesses recorded an operating loss in 1996 of $13.5 million, compared with a loss of $27.1 million in 1995. The 1995 results included the write-off of Mammoth Micro Productions as previously mentioned. If all costs associated with Mammoth Micro Productions are excluded from the 1995 results, other businesses operating losses amounted to $5.3 million in 1995. The increase in the 1996 operating loss over this latter amount reflects the company's increased expenditures for digital media and electronic information services and other new business ventures.

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

FINANCIAL CONDITION: CAPITAL RESOURCES AND LIQUIDITY

From 1995 through 1997, the company spent approximately $1.235 billion on purchases of additional property, plant, and equipment, investments in new businesses, and the repurchase of Class B common stock. The company also retired its $50.2 million of long-term debt.

   During 1997, the company acquired various businesses for an aggregate purchase price of about $118.9 million. These acquisitions included, among others, cable systems serving approximately 16,000 subscribers, the publishing rights to two computer services industry trade periodicals, the rights to conduct two computer industry trade shows, and a company that produces job fairs serving the information systems and technology industry. In 1996, the company purchased cable systems serving about 66,000 subscribers in four states, for about $129 million, including $11.9 million of the company's redeemable Series A Preferred Stock. The company also acquired various other new businesses in 1996 for an aggregate purchase price of about $18.5 million. These acquisitions include, among others, Comprint, Inc., a commercial printer in the Maryland suburbs of Washington, D.C., Score Learning Corp., which provides educational services to students in grades K through 12, and TechNews, Inc., a producer of business publications for the computer services industry and the Washington-area technology community.

   During 1997, the company exchanged the assets of certain cable systems with Tele-Communications, Inc. resulting in an increase of about 21,000 subscribers for the company. The company also completed, in 1997, a transaction with Meredith Corporation whereby the company exchanged the assets of WFSB-TV, the CBS affiliate in Hartford, Connecticut and $60.0 million in cash for the assets of WCPX-TV (renamed WKMG), the CBS affiliate in Orlando, Florida.

   During 1997, the company sold its 35 percent interest in both Bear Island Paper Company, L.P., and Bear Island Timberlands Company, L.P., for approximately $92.8 million. The company also sold the assets of its PASS Sports subsidiary in 1997 for approximately $27.4 million. In 1995, the company divested substantially all of its 70 percent limited partnership in APC for a sales price of approximately $33 million.

   During 1997, 1996, and 1995, the company repurchased 846,290, 103,642, and 361,106 shares, respectively, of its Class B common stock at a cost of $368.6 million, $32.3 million, and $89.6 million, respectively. The annual dividend rate for 1998 was increased to $5.00 per share, from $4.80 per share in 1997, $4.60 per share in 1996, and $4.40 per share in 1995.

   The company estimates that in 1998 it will spend approximately $225.0 million for plant and equipment, principally for various projects at the newspaper and cable divisions. This estimate includes about $90.0 million to be expended as part of a project to provide new production facilities for The Washington Post newspaper. This project is expected to be substantially completed in late 1998.

   In November 1997, the management of Cowles and McClatchy Newspapers, Inc., announced that shareholders representing a majority of each of the respective companies' outstanding voting shares have agreed to vote to approve a series of transactions whereby Cowles and McClatchy will be merged into a newly created company (New McClatchy). Under the terms of the proposed merger, each share of Cowles stock will be converted into a right to receive (based on elections made by Cowles stockholders) either $90.50 in cash or shares of stock in New McClatchy, or a combination of cash and New McClatchy stock. The company owns 3,893,796 shares of Cowles stock and intends to submit an election requesting to be paid in cash for all of its shares. However, depending on the elections made by other Cowles stockholders, the company may be required to accept up to approximately 15 percent of the consideration otherwise payable to it in the form of New McClatchy stock. At December 28, 1997, the carrying value of the company's investment in Cowles approximated $91,900,000. If and when the merger described above is completed, the company will adjust the carrying value of such investment and record the corresponding gain.

   At December 28, 1997, the company had $21 million in cash and cash equivalents. In early 1996, the company established a five-year, $300 million revolving credit facility with a group of banks to provide for general corporate purposes and support the issuance of commercial paper. At December 28, 1997, the company had issued approximately $296.4 million in commercial paper borrowings at an average interest rate of 5.8 percent. The average short-term borrowings outstanding during 1997 were approximately $10.7 million. In February 1998, the company borrowed an additional $45.0 million under a short-term unsecured note bearing interest at 5.76 percent. The company expects to fund the majority of its estimated capital needs through internally generated funds. In management's opinion, the company will have ample liquidity to meet its various cash needs in 1998.

   Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The company has formed a year 2000 task force which is assessing the readiness of the company's computer systems and software. The task force has also begun seeking confirmations from key vendors stating that materials and services provided to the company will not be interrupted by year 2000 processing issues. The company plans to implement the system and programming changes necessary to address year 2000 issues, and does not believe based upon present facts that the cost of such actions will have a material effect on the company's results of operations or financial condition.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

TEN-YEAR SUMMARY OF SELECTED HISTORICAL FINANCIAL DATA

See Notes to Consolidated Financial Statements for the summary of significant accounting policies and additional information relative to the years 1995 - 1997.

(in thousands, except per share amounts)                           1997             1996           1995
----------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
  Operating revenues .......................................    $ 1,956,253     $ 1,853,445    $ 1,719,449
  Income from operations ...................................    $   381,351     $  337,169$    $   271,018
  Income before cumulative effect of changes in accounting
    principle ..............................................    $   281,574     $   220,817    $   190,096
  Cumulative effect of change in method of accounting
    for income taxes .......................................             --              --             --
  Cumulative effect of change in method of accounting
    for postretirement benefits other than pensions ........             --              --             --
                                                                -----------     -----------    -----------
  Net income ...............................................    $   281,574     $   220,817    $   190,096
                                                                ===========     ===========    ===========
PER SHARE AMOUNTS
  Basic earnings per common share
    Income before cumulative effect of changes in accounting
      principles ...........................................    $     26.23     $     20.08    $     17.16
    Cumulative effect of changes in accounting principles ..             --              --             --
                                                                -----------     -----------    -----------
    Net income .............................................    $     26.23     $     20.08    $     17.16
                                                                ===========     ===========    ===========
    Basic average shares outstanding .......................         10,700          10,964         11,075

  Diluted earnings per share
    Income before cumulative effect of changes in accounting
      principles ...........................................    $     26.15     $     20.05    $     17.15
    Cumulative effect of changes in accounting principles ..             --              --             --
                                                                -----------     -----------    -----------
    Net income .............................................    $     26.15     $     20.05    $     17.15
                                                                ===========     ===========    ===========
    Diluted average shares outstanding .....................         10,733          10,980         11,086

  Cash dividends ...........................................    $      4.80     $      4.60    $      4.40
  Common shareholders' equity ..............................    $    117.36     $    121.24    $    107.60

FINANCIAL POSITION
  Current assets ...........................................    $   308,492     $   382,631    $   406,570
  Working capital ..........................................       (300,264)        100,995         98,393
  Property, plant, and equipment ...........................        653,750         511,363        457,359
  Total assets .............................................      2,077,317       1,870,411      1,732,893
  Long-term debt ...........................................             --              --             --
  Common shareholders' equity ..............................      1,184,074       1,322,803      1,184,204

    1994           1993           1992           1991            1990           1989           1988
------------------------------------------------------------------------------------------------------
$ 1,613,978    $ 1,498,191    $ 1,450,867    $ 1,380,261     $ 1,438,640    $ 1,444,094    $ 1,367,613
$   274,875    $   238,980    $   232,112    $   192,866     $   281,768    $   313,691    $   233,290

$   169,672    $   153,817    $   127,796    $   118,721     $   174,576    $   197,893    $   269,117

         --         11,600             --             --              --             --             --

         --             --             --        (47,897)             --             --             --
-----------    -----------    -----------    -----------     -----------    -----------    -----------
$   169,672    $   165,417    $   127,796    $    70,824     $   174,576    $   197,893    $   269,117
===========    ===========    ===========    ===========     ===========    ===========    ===========



$     14.66    $     13.10    $     10.81    $     10.00     $     14.46    $     15.51    $     20.92
         --           0.98             --          (4.04)             --             --             --
-----------    -----------    -----------    -----------     -----------    -----------    -----------
$     14.66    $     14.08    $     10.81    $      5.96     $     14.46    $     15.51    $     20.92
===========    ===========    ===========    ===========     ===========    ===========    ===========
     11,577         11,746         11,827         11,874          12,073         12,755         12,864



$     14.65    $     13.10    $     10.80    $     10.00     $     14.45    $     15.50    $     20.91
         --           0.98             --          (4.04)             --             --             --
-----------    -----------    -----------    -----------     -----------    -----------    -----------
$     14.65    $     14.08    $     10.80    $      5.96     $     14.45    $     15.50    $     20.91
===========    ===========    ===========    ===========     ===========    ===========    ===========
     11,582         11,750         11,830         11,876          12,081         12,768         12,873

$      4.20    $      4.20    $      4.20    $      4.20     $      4.00    $      1.84    $      1.56
$     99.32    $     92.84    $     84.17    $     78.12     $     76.31    $     75.40    $     67.50


$   375,879    $   625,574    $   524,975    $   472,219     $   471,669    $   553,188    $   493,736
    102,806        367,041        242,627        183,959         175,807        283,118        235,698
    411,396        363,718        390,804        390,313         394,979        370,597        352,113
  1,696,868      1,622,504      1,568,121      1,487,661       1,496,509      1,532,211      1,422,267
     50,297         51,768         51,842         51,915         126,988        152,061        154,751
  1,126,933      1,087,419        993,005        924,285         905,112        941,522        868,240

                                INDEX TO EXHIBITS


  EXHIBIT                                           DESCRIPTION
  NUMBER


    3.1    --    Certificate of Incorporation of the Company as amended through May 12, 1988, and the
                 Certificate of Designation for the Company's Series A Preferred Stock filed January 22, 1996
                 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the
                 fiscal year ended December 31, 1995).

    3.2    --    By-Laws of the Company as amended through September 9, 1993 (incorporated by reference to
                 Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 3,
                 1993).

    4.1    --    Credit Agreement dated as of March 17, 1998, among the Company, Citibank, N.A., Wachovia Bank of Georgia, N.A., and the other Lenders named therein.

    10.1   --    The Washington Post Company Annual Incentive Compensation Plan as amended and restated
                 effective June 30, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly
                 Report on Form 10-Q for the quarter ended March 31, 1996).*

    10.2   --    The Washington Post Company Long-Term Incentive Compensation Plan as amended and restated
                 effective June 30, 1995 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly
                 Report on Form 10-Q for the quarter ended March 31, 1996).*

    10.3   --    The Washington Post Company Stock Option Plan as amended and restated through March 12, 1998.*

    10.4   --    The Washington Post Company Supplemental Executive Retirement Plan as amended and restated effective
                 December 31, 1993 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on
                 Form 10-K for the fiscal year ended January 2, 1994).*

    10.5   --    The Washington Post Company Deferred Compensation Plan effective November 15, 1996
                 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for
                 the quarter ended September 29, 1996.)*

    11     --    Calculation of earnings per share of common stock.

    21     --    List of subsidiaries of the Company.

    23     --    Consent of independent accountants.

    24     --    Power of attorney dated March 13, 1997 (incorporated by reference to Exhibit 24 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended December 28, 1997).

    27     --    Financial Data Schedule.

---------

         * A management contract or compensatory plan or arrangement required to be included as an exhibit hereto pursuant to Item 14(c) of Form 10-K.