Form 10-Q
period 1998-03-29
WASHINGTON POST CO
filed 1998-05-13
CIK 104889

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                  Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934



For the Quarterly
Period Ended       March 29, 1998                  Commission File Number 1-6714
            --------------------------------------------------------------------

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
                                             ---    ---

      Shares outstanding at May 1, 1998:

            Class A Common Stock                       1,739,250  Shares
            Class B Common Stock                       8,350,259  Shares

                           THE WASHINGTON POST COMPANY

                               INDEX TO FORM 10-Q

                                                                                  PAGE

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Statements of Income
                  (Unaudited) for the Thirteen Weeks
                  Ended March 29, 1998 and March 30, 1997..........................3

            Condensed Consolidated Balance Sheets at March 29, 1998
                  (Unaudited) and December 28, 1997................................4

            Condensed Consolidated Statements of Cash Flows
                  (Unaudited) for the Thirteen Weeks Ended
                  March 29, 1998 and March 30, 1997................................5

            Notes to Condensed Consolidated Financial Statements
                  (Unaudited)......................................................6

Item 2.     Management's Discussion and Analysis of Results of
                  Operations and Financial Condition...............................8

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K......................................12

Signatures........................................................................13

Exhibit 10

Exhibit 11

Exhibit 27 (Electronic Filing Only)

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

The Washington Post Company
Condensed Consolidated Statements of Income (Unaudited)

                                                            Thirteen Weeks Ended
                                                         -------------------------
                                                         March 29,       March 30,
(In thousands, except per share amounts)                   1998            1997
                                                         --------          ----
Operating revenues
  Advertising                                            $292,685        $278,528
  Circulation and subscriber                              130,341         123,674
  Other                                                    60,929          51,899
                                                          -------         -------
                                                          483,955         454,101
                                                          -------         -------
Operating costs and expenses
  Operating                                               267,587         243,504
  Selling, general and administrative                     109,930         106,886
  Depreciation and amortization of
    property, plant and equipment                          20,378          17,790
  Amortization of goodwill and other intangibles           10,743           7,953
                                                          -------         -------
                                                          408,638         376,133
                                                          -------         -------

Income from operations                                     75,317          77,968

Other income (expense)
  Equity in earnings of affiliates                            988             125
  Interest income                                             207           1,112
  Interest expense                                         (2,244)           (165)
  Other, net (Note 2)                                     258,106            (846)
                                                          -------         -------

Income before income taxes                                332,374          78,194
                                                          -------         -------

Provision for income taxes
  Current                                                 125,252          30,253
  Deferred                                                   (752)            247
                                                          -------         -------
                                                          124,500          30,500
                                                          -------         -------

Net income                                                207,874          47,694

Redeemable preferred stock dividends                         (478)           (478)
                                                          -------         -------

Net income available for common shares                   $207,396        $ 47,216
                                                          =======         =======

Basic earnings per common share                          $  20.57        $   4.35
                                                          =======         =======

Diluted earnings per common share                        $  20.47        $   4.35
                                                          =======         =======

Dividends declared per common share                      $   2.50        $   2.40
                                                          =======         =======

Basic average number of common shares outstanding          10,084          10,844

Diluted average number of common shares outstanding        10,131          10,866

The Washington Post Company
Condensed Consolidated Balance Sheets

(In thousands)                                          March 29,    December 28,
                                                           1998          1997
                                                       (Unaudited)
                                                       -----------   ------------
Assets
Current assets
  Cash and cash equivalents                           $    39,232    $    21,117
  Accounts receivable, less estimated returns,
    doubtful accounts and allowances                      234,416        244,203
  Inventories                                              23,569         19,213
  Other current assets                                     18,245         23,959
                                                       ----------     ----------
                                                          315,462        308,492

Investments in affiliates                                  63,734        154,791

Property, plant and equipment
  Buildings                                               188,856        188,836
  Machinery, equipment and fixtures                       805,608        800,435
  Leasehold improvements                                   40,815         39,017
                                                       ----------     ----------
                                                        1,035,279      1,028,288
  Less accumulated depreciation and amortization         (598,328)      (577,445)
                                                       ----------     ----------
                                                          436,951        450,843
  Land                                                     33,953         33,953
  Construction in progress                                186,923        168,954
                                                       ----------     ----------
                                                          657,827        653,750
Goodwill and other intangibles,
  less accumulated amortization                           712,547        679,714

Deferred charges and other assets                         319,465        280,570
                                                       ----------     ----------
                                                      $ 2,069,035    $ 2,077,317
                                                       ==========     ==========

Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable and accrued liabilities            $   207,324    $   213,824
  Federal and state income taxes                          126,779         18,352
  Deferred subscription revenue                            84,481         80,186
  Short-term borrowings                                        --        296,394
                                                       ----------     ----------
                                                          418,584        608,756

Other liabilities                                         246,248        241,234

Deferred income taxes                                      31,005         31,306
                                                       ----------     ----------
                                                          695,837        881,296
                                                       ----------     ----------

Redeemable preferred stock                                 11,947         11,947

Preferred stock                                                --             --

Common shareholders' equity
  Common stock                                             20,000         20,000
  Capital in excess of par value                           34,142         33,415
  Retained earnings                                     2,413,033      2,231,341
  Accumulated other comprehensive income (losses)
    Cumulative foreign currency translation
      adjustment                                             (759)          (464)
    Unrealized gain on available-for-sale
      securities                                              268             31
  Cost of Class B common stock held in treasury        (1,105,433)    (1,100,249)
                                                       ----------     ----------
                                                        1,361,251      1,184,074
                                                       ----------     ----------
                                                      $ 2,069,035    $ 2,077,317
                                                       ==========     ==========

The Washington Post Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                         Thirteen Weeks Ended
                                                        ------------------------
                                                        March 29,      March 30,
(In thousands)                                            1998            1997
                                                        ---------       ------
Cash flows from operating activities:
  Net income                                            $ 207,874       $ 47,694
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization of property, plant
         and equipment                                     20,378         17,790
      Amortization of goodwill and other intangibles       10,743          7,953
      Gain on disposition of business                    (258,436)            --
      Equity in earnings of affiliates, net
         of distributions                                    (326)           498
      Provision for deferred income taxes                    (752)           247
      Change in assets and liabilities:
         Decrease in accounts receivable, net               9,787         23,574
         Increase in inventories                           (4,356)        (6,214)
         Decrease in accounts payable and
           accrued liabilities                            (19,672)       (13,405)
         Increase in income taxes payable                 108,427         26,923
         (Increase) decrease in other assets and other
           liabilities, net                                (7,616)         4,719
      Other                                                 6,089          4,925
                                                         --------        -------

     Net cash provided by operating activities             72,140        114,704
                                                        ---------        -------

Cash flows from investing activities:
  Proceeds from sale of business                          330,473             --
  Purchases of property, plant and equipment              (26,104)       (35,206)
  Investments in certain businesses                       (43,580)       (23,098)
  Other                                                        28            391
                                                         --------        -------

     Net cash provided by (used in) investing
      activities                                          260,817        (57,913)
                                                          -------        -------

Cash flows from financing activities:
  Principal payments on debt                             (296,394)            --
  Dividends paid                                          (12,855)       (13,226)
  Common shares repurchased                                (5,593)       (41,039)
                                                         --------        -------

     Net cash used in financing activities               (314,842)       (54,265)
                                                         --------        -------

Net increase in cash and cash equivalents                  18,115          2,526

Beginning cash and cash equivalents                        21,117        102,278
                                                         --------        -------

Ending cash and cash equivalents                        $  39,232       $104,804
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

Note 2: On March 20, 1998, Cowles Media Company ("Cowles") and McClatchy Newspapers, Inc. ("McClatchy") completed a series of transactions resulting in the merger of Cowles and McClatchy. In the merger, each share of Cowles common stock was converted (based upon elections of Cowles stockholders) into shares of McClatchy stock or a combination of cash and McClatchy stock.

   As of the date of the Cowles and McClatchy merger transaction, a wholly-owned subsidiary of the company owned 3,893,796 (equal to about 28%) of the outstanding common stock of Cowles, most of which was acquired in 1985. As a result of this transaction, the company's subsidiary received $330.5 million in cash from McClatchy and 730,525 shares of McClatchy Class A common stock. The market value of the McClatchy stock received approximated $21.6 million and is reflected in "Deferred Charges and other assets" in the Condensed Consolidated Balance Sheet.

   The gain resulting from this transaction, which is included in "Other, net" in the Condensed Consolidated Statements of Income, increased net income by approximately $162.8 million and basic and diluted earnings per share by $16.14 and $16.07, respectively.

Note 3: In the first quarter of 1998, the company acquired various businesses for approximately $43.6 million. These acquisitions included, among others, a cable system in Grenada, Mississippi serving approximately 7,400 subscribers, an educational services company that provides English language study programs, and the publishing rights to the "New Homes Guide", a free-circulation publication serving the Washington, DC metropolitan area.

   In the first quarter of 1997, the company purchased a cable system in Cleveland, Mississippi serving about 16,000 subscribers for approximately $23.0 million.

   In the first quarter of 1998, the company reached definitive agreements to acquire the assets of cable systems in Anniston, Alabama serving 35,000 subscribers and the assets of cable systems in Mississippi, Texas and Oklahoma serving approximately 71,500 subscribers. The company also reached an agreement to sell the assets of 14 small systems in Texas, Oklahoma, Missouri and Kansas serving approximately 28,000 subscribers. The company expects these transactions will be completed before the end of the third quarter of 1998 at a net cost of approximately $153.0 million.

   The company has also reached an agreement with TCA Cable Partners to exchange the assets of selected cable systems in Texas for the assets of selected TCA Cable Partners cable systems in Oklahoma. The exchange will result in an increase of approximately 2,500 subscribers to the company. This transaction is expected to be completed during the second quarter of 1998.

Note 4: During the first three months of 1998 the company repurchased 11,700 shares of its Class B common stock at a cost of approximately $5.6 million.

Note 5: During the first quarter of 1998, the company had average short-term borrowings of approximately $272 million outstanding at an average interest rate of approximately 5.6 percent. In March 1998, upon receipt of the cash proceeds from the Cowles transaction, the company repaid all of its short-term borrowings then outstanding. During the first quarter of 1998, the company incurred interest cost on short-term borrowings of $3.9 million of which $2.0 million was capitalized. Interest costs for construction and upgrade of qualifying assets are capitalized.

   In March 1998, the company replaced its existing $300.0 million credit facility with a five-year, $500.0 million revolving credit facility to support the issuance of commercial paper. Borrowings under the facility can be used for general corporate purposes. Under the terms of the credit agreement, interest on borrowings is at floating rates, and the company is required to pay a facility fee of 0.055 percent and 0.15 percent on unused and used portions of the facility, respectively. The credit agreement also contains certain covenants, including a financial covenant that requires the company to maintain consolidated shareholders' equity of $850 million. At March 29, 1998, there were no borrowings outstanding under the facility and the company was in compliance with all covenants.

Note 6: In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the thirteen weeks ended March 29, 1998 and March 30, 1997, comprehensive income totaled $207.8 million and $44.1 million, respectively. Comprehensive income includes net income, foreign currency translation adjustments and the change in unrealized gain on available-for-sale securities.

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

RESULTS OF OPERATIONS

      Net income for the first quarter of 1998 was $207.9 million ($20.47 per share - diluted basis), an increase of $160.2 million from net income of $47.7 million ($4.35 per share - diluted basis) in the first quarter of last year.

      The company's net income included $162.8 million ($16.07 per share - diluted basis) from the disposition of its 28 percent interest in Cowles Media Company. The disposition resulted from the merger of Cowles and McClatchy Newspapers, Inc., which was completed in March of 1998. Excluding the effect of the disposition, net income decreased $2.6 million, or 5 percent, in the first quarter of 1998; diluted earnings per share increased 1 percent to $4.40, from $4.35 in the first quarter of 1997, with fewer average shares outstanding.

      Revenues for the first three months of 1998 were $484.0 million, up 7 percent from $454.1 million in 1997. Advertising revenues and circulation and subscriber revenues both increased 5 percent over the prior year. Other operating revenues were up 17 percent. The newspaper and broadcast divisions as well as the recently acquired trade periodicals included in the magazine division accounted for substantially all of the increase in advertising revenues. The increase in circulation and subscriber revenues is due to growth at the cable division and the increase in other revenues is primarily attributable to higher tuition and other revenues at Kaplan Educational Centers.

      Costs and expenses for the first quarter of 1998 increased 9 percent to $408.6 million, from $376.1 million in the first quarter of 1997. The increase in costs and expenses is attributable to increases in newsprint expense, new media spending, and depreciation as well as expenses arising from companies acquired in 1997 and 1998 and the expansion of the printing facilities of The Washington Post. These expense increases were partially offset by an increase in the company's pension credit.

      In the first quarter of 1998, operating income was $75.3 million compared to $78.0 million in 1997.

NEWSPAPER DIVISION. At the newspaper division, revenues for the first quarter of 1998 increased 5 percent over the comparable period last year. Advertising revenues for the division rose 6 percent. Advertising volume at The Post totaled 763,400 inches, substantially unchanged from 763,200 inches in the first quarter of 1997. Preprint advertising volume at The Post increased 13 percent to 363.4 million pieces, compared to 322.9 million pieces in 1997. Circulation revenues were essentially unchanged from the first quarter of 1997. The Post's Sunday circulation declined 1 percent while daily circulation was flat compared to the same period in 1997. Newsprint expense at the Post increased 10 percent in the first quarter of 1998 compared to the first quarter of last year.

BROADCAST DIVISION. Broadcast division revenues increased 8 percent in the first quarter of 1998. The increase in revenues is attributable to a 10 percent and 11 percent increase in national and local advertising, respectively, offset partially by a decline in network compensation.

MAGAZINE DIVISION. Revenues at the magazine division increased 10 percent over the first quarter of 1997 due primarily to the trade periodicals acquired in the fourth quarter of 1997.

CABLE DIVISION. At the cable division, first quarter revenues were 11 percent higher than in the comparable period in 1997. Higher subscriber levels, resulting mainly from recent acquisitions, as well as slightly higher rates, accounted for the increase. At the end of the quarter, there were approximately 646,700 basic subscribers.

OTHER BUSINESSES. Revenues from other businesses, principally Kaplan Educational Centers, Legi-Slate, Digital Ink, MLJ (Moffet, Larson & Johnson) and PASS Sports (for 1997 only) were substantially the same as the first quarter of last year. Excluding PASS Sports, which was sold in the third quarter of 1997, revenues from other businesses increased 17 percent. Growth at Kaplan Education Centers produced most of the increase.

EQUITY IN EARNINGS OF AFFILIATES. The company's equity in earnings of affiliates in the first quarter of 1998 was $1.0 million compared with $0.1 million in 1997. The increase was due primarily to improved results at the company's affiliated newsprint mill, which has benefited from rising newsprint prices.

NON-OPERATING ITEMS. Interest expense, net of interest income, was $2.0 million, compared with net interest income of $0.9 million in the first quarter of 1997 due to borrowings outstanding for the majority of the first quarter of 1998. There were no borrowings outstanding during the first quarter of 1997. Included in 1998 other, net is a $258.4 million pre-tax gain resulting from the disposition of the company's 28 percent interest in Cowles Media Company.

INCOME TAXES. The effective tax rate in 1998 was approximately 37.5 percent as compared to 39.0 percent in 1997. The lower state tax rate applicable to the Cowles transaction resulted in the overall decline in the effective tax rate.

FINANCIAL CONDITION:  CAPITAL RESOURCES AND LIQUIDITY

      In the first quarter of 1998, the company acquired various businesses for approximately $43.6 million. These acquisitions included, among others, a cable system in Grenada, Mississippi serving approximately 7,400 subscribers, an educational services company that provides English language study programs, and the publishing rights to the "New Homes Guide", a free-circulation publication serving the Washington, DC metropolitan area.

      In the first quarter of 1998, the company reached agreements to acquire the assets of cable systems in Anniston, Alabama serving 35,000 subscribers and the assets of cable systems in Mississippi, Texas and Oklahoma serving approximately 71,500 subscribers. The company also reached an agreement to sell the assets of 14 small systems in Texas, Oklahoma, Missouri and Kansas serving approximately 28,000 subscribers. The company expects these transactions will be completed before the end of the third quarter of 1998 at a net cost of approximately $153.0 million.

      The company has also reached an agreement to exchange the assets of selected cable systems in Texas for the assets of cable systems located in Oklahoma. The exchange is expected to be completed during the second quarter of 1998 and result in a 2,500 increase in subscribers.

      In March 1998, the company received approximately $330.5 million in cash and 730,525 shares of McClatchy Class A common stock as a result of the Cowles and McClatchy merger transaction, as previously described. The market value of the McClatchy stock received approximated $21.6 million, based upon publicly quoted market prices.

      During the first three months of 1998, the company repurchased 11,700 shares of its Class B common stock at a cost of approximately $5.6 million. Approximately 804,000 Class B common shares remain available for repurchase under a November 13, 1997 authorization by the Board of Directors.

      During the first quarter of 1998, the company had average short-term borrowings outstanding of approximately $272.0 million at an average interest rate of 5.6 percent. In March 1998, upon receipt of the cash proceeds from the Cowles transaction, the company repaid all of its short-term borrowings then outstanding totaling approximately $290.0 million.

      In March 1998, the company established a 5-year, $500.0 million revolving credit facility to support the issuance of commercial paper by the company. Borrowings under the facility can be used for general corporate purposes. At March 29, 1998, there were no amounts drawn under the facility. This credit facility replaces a previously existing $300.0 million credit facility.

      The company has experienced no other significant changes in its financial condition since the end of 1997.

      The company is continuing its assessment, planning, remediation and testing efforts surrounding the year 2000 readiness of its computer systems and software. Included in these efforts, is the process of seeking confirmation from key vendors stating that materials and services provided to the company will not be interrupted by year 2000 processing issues. The company plans to implement the system and programming changes necessary to address year 2000 issues, and does not believe based upon present facts that the cost of such actions will have a material effect on the company's results of operations or financial condition.

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.


      (a)   The following documents are filed as exhibits to this report:


   EXHIBIT
   NUMBER                     DESCRIPTION

      10 The Washington Post Company Stock Option Plan as amended and restated effective March 12, 1998 (supersedes Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997).

      11    Calculation of Earnings per Share of
            Common Stock.

      27.1  Financial Data Schedule - March 29, 1998
      27.2  Financial Data Schedule - September 28, 1997
      27.3  Financial Data Schedule - June 29, 1997
      27.4  Financial Data Schedule - March 30, 1997
      27.5  Financial Data Schedule - December 29, 1996
      27.6  Financial Data Schedule - September 29, 1996
      27.7  Financial Data Schedule - June 30, 1996
      27.8  Financial Data Schedule - March 31, 1996
      27.9  Financial Data Schedule - December 31, 1995

      (Electronic filing only).


      (b) On April 2, 1998, the company filed a Report on Form 8-K related to the disposition of its 28 percent interest in Cowles Media Company.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE WASHINGTON POST COMPANY
                                                (Registrant)



Date:  May 12, 1998                        /s/ Donald E. Graham
       ------------                     ---------------------------
                                        Donald E. Graham, Chairman &
                                           Chief Executive Officer
                                        (Principal Executive Officer)




Date:  May 12, 1998                       /s/ John B. Morse, Jr.
       ------------              ------------------------------------------
                                 John B. Morse, Jr., Vice President-Finance
                                      (Principal Financial Officer)