Form 10-Q
period 1998-06-28
WASHINGTON POST CO
filed 1998-08-11
CIK 104889

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarterly
Period Ended       June 28, 1998   Commission File Number 1-6714
            -------------------------------------------------------------------

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


      Shares outstanding at August 3, 1998:

            Class A Common Stock          1,739,250 Shares
                                          ---------
            Class B Common Stock          8,355,012 Shares
                                          ---------

                           THE WASHINGTON POST COMPANY

                               INDEX TO FORM 10-Q

                                                                                PAGE

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
            Condensed Consolidated Statements of Income
                  (Unaudited) for the Thirteen and Twenty-six
                  Weeks Ended June 28, 1998 and
                  June 29, 1997....................................................3

            Condensed Consolidated Balance Sheets
                  at June 28, 1998 (Unaudited) and December 28, 1997...............4

            Condensed Consolidated Statements of Cash Flows
                  (Unaudited) for the Twenty-six Weeks Ended
                  June 28, 1998 and June 29, 1997..................................5

            Notes to Condensed Consolidated Financial Statements
                  (Unaudited)......................................................6

Item 2.     Management's Discussion and Analysis of Results of
                  Operations and Financial Condition...............................8

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders...................14

Item 6.     Exhibits and Reports on Form 8-K......................................15

Signatures  ......................................................................16

Exhibit 11

Exhibit 27 (Electronic Filing Only)

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

The Washington Post Company
Condensed Consolidated Statements of Income (Unaudited)

                                                                    Thirteen Weeks Ended              Twenty-six Weeks Ended
                                                                  ------------------------         --------------------------
                                                                  June 28,          June 29,         June 28,         June 29,
(In thousands, except per share amounts)                           1998              1997             1998              1997
                                                                  -------          -------         ---------          -------
Operating revenues
  Advertising                                                    $342,247         $327,949        $  634,932         $606,477
  Circulation and subscriber                                      133,365          128,901           263,705          252,575
  Other                                                            50,145           44,525           111,075           96,424
                                                                  -------          -------         ---------          -------

                                                                  525,757          501,375         1,009,712          955,476
                                                                  -------          -------         ---------          -------
Operating costs and expenses
  Operating                                                       276,399          246,478           543,986          489,982
  Selling, general and administrative                             111,005          118,875           220,935          225,761
  Depreciation and amortization of
    property, plant and equipment                                  20,733           17,871            41,111           35,661
  Amortization of goodwill and other
    intangibles                                                    11,127            8,214            21,870           16,167
                                                                  -------          -------         ---------          -------
                                                                  419,264          391,438           827,902          767,571
                                                                  -------          -------         ---------          -------

Income from operations                                            106,493          109,937           181,810          187,905

Other income (expense)
  Equity in earnings of affiliates                                    (71)           3,331               917            3,456
  Interest income                                                     384            1,079               592            2,192
  Interest expense                                                   (330)            (158)           (2,574)            (323)
  Other                                                            (1,594)           1,668           256,512              821
                                                                  -------          -------         ---------          -------

Income before income taxes                                        104,882          115,857           437,257          194,051
                                                                  -------          -------         ---------          -------

Provision for income taxes
  Current                                                          40,219           41,990           165,471           72,243
  Deferred                                                            881            2,510               129            2,757
                                                                  -------          -------         ---------          -------
                                                                   41,100           44,500           165,600           75,000
                                                                  -------          -------         ---------          -------

Net income                                                         63,782           71,357           271,657          119,051

Redeemable preferred stock dividends                                 (239)            (239)             (717)            (717)
                                                                  -------          -------         ---------          -------

Net income available for common shares                           $ 63,543         $ 71,118        $  270,940         $118,334
                                                                  =======          =======         =========          =======

Basic earnings per common share                                  $   6.30         $   6.62        $    26.86         $  10.96
                                                                  =======          =======         =========          =======

Diluted earnings per common share                                $   6.27         $   6.60        $    26.74         $  10.94
                                                                  =======          =======         =========          =======

Dividends declared per common share                              $   1.25         $   1.20        $     3.75         $   3.60
                                                                  =======          =======         =========          =======

Basic average number of common shares
     outstanding                                                   10,088           10,743            10,086           10,797

Diluted average number of common shares
   outstanding                                                     10,136           10,772            10,132           10,819

The Washington Post Company
Condensed Consolidated Balance Sheets

                                                             June 28,            December 28,
                                                              1998                   1997
(In thousands)                                             (Unaudited)
                                                            ---------             ---------

Assets

Current assets
   Cash and cash equivalents                               $   21,678            $   21,117
   Accounts receivable, less estimated returns,
      doubtful accounts and allowances                        267,343               244,203
   Inventories                                                 31,298                19,213
   Other current assets                                        34,078                23,959
                                                            ---------             ---------
                                                              354,397               308,492

Investments in affiliates                                      64,161               154,791

Property, plant and equipment
   Buildings                                                  189,604               188,836
   Machinery, equipment and fixtures                          824,169               800,435
   Leasehold improvements                                      41,411                39,017
                                                            ---------             ---------
                                                            1,055,184             1,028,288
   Less accumulated depreciation and amortization            (607,073)             (577,445)
                                                            ---------             ---------
                                                              448,111               450,843
   Land                                                        33,953                33,953
   Construction in progress                                   232,068               168,954
                                                            ---------             ---------
                                                              714,132               653,750
Goodwill and other intangibles,
   less accumulated amortization                              756,680               679,714

Deferred charges and other assets                             327,064               280,570
                                                            ---------             ---------
                                                           $2,216,434            $2,077,317
                                                            =========             =========
Liabilities and Shareholders' Equity

Current liabilities
   Accounts payable and accrued liabilities                $  221,906            $  213,824
   Federal and state income taxes                              31,942                18,352
   Deferred subscription revenue                               83,456                80,186
   Dividends declared                                          12,840                    --
   Short-term borrowings                                      156,984               296,394
                                                            ---------             ---------
                                                              507,128               608,756

Other liabilities                                             249,718               241,234

Deferred income taxes                                          32,719                31,306
                                                            ---------             ---------
                                                              789,565               881,296
                                                            ---------             ---------

Redeemable preferred stock                                     11,873                11,947
                                                            ---------             ---------

Preferred stock                                                    --                    --

Common shareholders' equity
   Common stock                                                20,000                20,000
   Capital in excess of par value                              36,431                33,415
   Retained earnings                                        2,464,462             2,231,341
   Accumulated other comprehensive income (losses)
    Cumulative foreign currency translation adjustment         (1,949)                 (464)
    Unrealized gain on available-for-sale securities            1,927                    31
   Cost of Class B common stock held in treasury           (1,105,875)           (1,100,249)
                                                            ---------             ---------
                                                            1,414,996             1,184,074
                                                            ---------             ---------
                                                           $2,216,434            $2,077,317
                                                            =========             =========

The Washington Post Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                  Twenty-six Weeks Ended
                                                               ----------------------------
                                                                June 28,             June 29,
(In thousands)                                                   1998                  1997
                                                               --------              ------
Cash flows from operating activities:
   Net income                                                    $271,657            $119,051
   Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation and amortization of property, plant
              and equipment                                        41,111              35,661
          Amortization of goodwill and other intangibles           21,870              16,167
          Gain on disposition of business                        (258,436)                 --
          Provision for deferred income taxes                         129               2,757
          Equity in earnings of affiliates, net of
              distributions                                          (255)             (2,171)
          Change in assets and liabilities:
              Increase in accounts receivable, net                (23,140)             (1,497)
              Increase in inventories                             (12,085)             (2,368)
              Increase in accounts payable and
                 accrued liabilities                                9,426                 163
              Increase (decrease) in income taxes payable          13,590              (1,492)
              Increase in other assets and other
                 liabilities, net                                 (18,763)             (2,644)
          Other                                                     8,057                (630)
                                                                  -------             -------

         Net cash provided by operating activities                 53,161             162,997
                                                                  -------             -------

Cash flows from investing activities:
   Net proceeds from sale of business                             330,473                  --
   Purchases of property, plant and equipment                     (86,380)            (86,920)
   Investments in certain businesses                             (132,483)            (23,141)
   Proceeds from sale of marketable securities                      5,009                  --
   Other                                                             (664)              9,825
                                                                  -------             -------

         Net cash provided by (used in) investing activities      115,955            (100,236)
                                                                  -------             -------

Cash flows from financing activities:
   Principal payments on debt                                    (296,394)                 --
   Short term borrowings                                          156,984                  --
   Dividends paid                                                 (25,695)            (26,432)
   Common shares repurchased                                       (7,809)            (75,480)
   Other                                                            4,359                  --
                                                                 --------            --------

      Net cash used in financing activities                      (168,555)           (101,912)
                                                                 --------            --------

Net increase (decrease) in cash and cash equivalents                  561             (39,151)

Beginning cash and cash equivalents                                21,117             102,278
                                                                 --------             -------

Ending cash and cash equivalents                                $  21,678            $ 63,127
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

Note 1:  Acquisitions and Dispositions

Acquisitions. In January and June of 1998, the company acquired cable systems in Grenada, Mississippi and Anniston, Alabama serving approximately 7,400 and 36,000 subscribers, respectively. The aggregate purchase price for these cable system acquisitions totaled $78.0 million.

   In January 1998, the company acquired an educational services company that provides English language study programs. In June 1998, the company acquired a provider of customized information technology training, consulting and support services to law firms, financial institutions and other large corporations. The aggregate purchase price for these two educational services companies was $34.8 million.

   The company also spent approximately $16.8 million during the first six months of 1998 for other small businesses.

   In February 1997, the company purchased a cable system in Cleveland, Mississippi serving about 16,000 subscribers for approximately $23.0 million.

Dispositions. On March 20, 1998, Cowles Media Company ("Cowles") and McClatchy Newspapers, Inc. ("McClatchy") completed a series of transactions resulting in the merger of Cowles and McClatchy. In the merger, each share of Cowles common stock was converted (based upon elections of Cowles stockholders) into shares of McClatchy stock or a combination of cash and McClatchy stock. As of the date of the Cowles and McClatchy merger transaction, a wholly-owned subsidiary of the company owned 3,893,796 (equal to about 28%) of the outstanding common stock of Cowles, most of which was acquired in 1985. As a result of this transaction, the company's subsidiary received $330.5 million in cash from McClatchy and 730,525 shares of McClatchy Class A common stock. The market value of the McClatchy stock received approximated $21.6 million. The gain resulting from this transaction, which is included in "Other, net" in the Condensed Consolidated Statements of Income, increased net income by approximately $162.8 million and basic and diluted earnings per share by $16.14 and $16.07, respectively.

Note 2:  Borrowings

   During the second quarter and first half of 1998, the company had average short-term borrowings outstanding of approximately $15.2 million and $143.6 million, respectively, at an average interest rate of approximately 5.6 percent. During the first half of 1998, the company incurred interest costs on short-term borrowings of $4.1 million of which $2.2 million was capitalized. Interest costs for construction and upgrade of qualifying assets are capitalized. At June 28, 1998, $157.0 million in borrowings were outstanding under the company's commercial paper program which is supported by a five-year $500.0 million revolving credit facility.

Note 3:  Stock Repurchases

   During the first six months of 1998 and 1997 the company repurchased 16,010 and 217,590 shares of its Class B common stock at a cost of approximately $7.8 and $75.5 million, respectively.

Note 4:  Comprehensive Income

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the thirteen weeks ended June 28, 1998 and June 29, 1997, comprehensive income totaled $64.2 million and $69.1 million, respectively. For the twenty-six weeks ended June 28, 1998 and June 29, 1997, comprehensive income totaled $272.1 million and $113.1 million, respectively. Comprehensive income includes net income, foreign currency translation adjustments and the change in unrealized gain on available-for-sale securities.

Note 5:  Subsequent Events

   In July 1998, the company completed the acquisition of Dearborn Publishing Group, Inc., a publisher and provider of licensing training for securities, insurance and real estate professionals. In July 1998, the company also completed the acquisition of cable systems in Mississippi, Texas and Oklahoma serving approximately 72,000 subscribers. The aggregate purchase price for these two acquisitions approximated $164.5 million.

   In July 1998, the company completed the sale of 14 cable systems in Texas, Missouri and Kansas serving approximately 29,000 subscribers for approximately $40 million resulting in a pre-tax gain of about $30 million. The company also completed the sale of its 80 percent interest in Moffet, Larson & Johnson (MLJ), a telecommunications consulting firm; no significant gain or loss is expected to be realized from the sale of MLJ.

   In August 1998, the company and other shareholders of Junglee, a facilitator of internet commerce, agreed to exchange their shares for shares of Amazon.com. As a result of this merger transaction, the company will receive approximately 203,000 shares of Amazon.com; these shares are currently unregistered and there are limitations with respect to resale. At current market rates, these shares would be worth approximately $23.9 million. The carrying value of the company's investment is $2.5 million.

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

SECOND QUARTER COMPARISONS

      Net income for the second quarter of 1998 was $63.8 million, a decrease of 11 percent from net income of $71.4 million in the second quarter last year. Diluted earnings per share decreased 5 percent to $6.27, from $6.60 in the second quarter of 1997, with fewer average shares outstanding.

      Revenues for the second quarter of 1998 rose 5 percent to $525.8 million, from $501.4 million in the same period last year. Advertising revenues and circulation and subscriber revenues increased 4 percent and 3 percent, respectively. Other revenues increased 13 percent over the second quarter of 1997.

      Costs and expenses for the second quarter of 1998 increased 7 percent to $419.3 million, from $391.4 million in the second quarter of 1997. Operating expenses increased 12 percent due to normal expense growth and increases in newsprint expense, new media spending and expenses arising from the expansion of the printing facilities of The Washington Post. Selling, general and administrative expenses decreased 7 percent, with an increase in the company's pension credit contributing to the net decrease in expense. Depreciation expense increased 16 percent and amortization expense rose 35 percent compared to the second quarter of 1997 due to acquisitions in 1997 and 1998.

      In the second quarter of 1998, operating income declined to $106.5 million, a 3 percent decrease from $109.9 million in 1997.

NEWSPAPER DIVISION. At the newspaper division, revenues increased 4 percent in the second quarter of 1998. Advertising revenues for the division rose 4 percent in 1998 due principally to higher ad rates. Advertising volume at The Washington Post totaled 814,600 inches in the second quarter of 1998 as compared to 818,500 inches in 1997. Preprint advertising volume at The Post increased 4 percent to 394 million pieces, compared to 380 million pieces in 1997. Circulation revenues for the division decreased 2 percent in comparison to the same period last year as a result of a 1 percent decrease in both Sunday and daily circulation at The Washington Post.

      Newsprint expense at the Post increased 14 percent in the second quarter of 1998 compared to the second quarter of last year.

BROADCAST DIVISION. Revenues at the broadcast division increased 5 percent in the second quarter of 1998. The increase in revenue is attributable to a 22 percent increase in national advertising revenue, partially offset by a 4 percent and 11 percent decrease in local advertising revenue and network compensation, respectively.

MAGAZINE DIVISION. Revenues at the magazine division increased 3 percent in the second quarter of 1998. The increase is due to the trade periodicals acquired in the fourth quarter of 1998 partially offset by a 4 percent decrease in Newsweek's revenues, which declined as a result of lower domestic ad pages and lower revenues at the international edition resulting from the continuing economic crisis in Asia.

CABLE DIVISION. At the cable division, second quarter 1998 revenues were 12 percent higher than 1997. Higher subscriber levels, resulting mainly from recent acquisitions, as well as slightly higher rates accounted for the increase. At the end of the second quarter, the number of basic subscribers totaled approximately 686,000, 8 percent higher than the subscriber levels at the same time last year.

OTHER BUSINESSES. In the second quarter of 1998, revenues from other businesses -- principally Kaplan Educational Centers, Legi-Slate, Washingtonpost.Newsweek Interactive, MLJ (Moffet, Larson & Johnson), and PASS Sports (1997 only) -- increased 8 percent over the prior year. Excluding PASS Sports, which was sold in the third quarter of 1997, revenue from other businesses increased 29 percent over the second quarter of 1997. Growth at Kaplan Educational Centers, from acquisitions as well as existing businesses, produced most of the gain.

EQUITY IN EARNINGS AND LOSSES OF AFFILIATES. The company's equity in earnings of affiliates in the second quarter of 1998 was a loss of $0.1 million, compared with income of $3.3 million in the second quarter of 1997. The decrease resulted from the company's sale of its 35 percent interest in Bear Island Paper Company and Bear Island Timberlands Company in November 1997 and the disposition of the company's 28 percent interest in Cowles Media Company, which occurred in March 1998.

NON-OPERATING ITEMS. Interest income, net of interest expense, was $0.1 million and $0.9 million for the second quarters of 1998 and 1997, respectively.

INCOME TAXES. The effective tax rate in the second quarter of 1998 increased to
39.2 percent, from 38.4 percent in 1997.

SIX MONTH COMPARISONS

      Net income for the first six months of 1998 was $271.7 million, an increase of $152.6 million from net income of $119.1 million in the first half of 1997. Diluted earnings per share for the first half of the year were $26.74 compared to $10.94 in 1997.

      The company's net income included $162.8 million ($16.07 per share - diluted basis) from the disposition of its 28 percent interest in Cowles Media Company. The disposition resulted from the merger of Cowles and McClatchy Newspapers, Inc., which was completed in March of 1998. Excluding the effect of the disposition, net income decreased $10.2 million, or 9 percent; diluted earnings per share decreased 2 percent to $10.67, from $10.94 in the first half of 1997, with fewer average shares outstanding.

      Revenues for the first half of 1998 increased 6 percent to $1,009.7 million, from $955.5 million in the comparable period last year. Advertising revenues increased 5 percent, circulation and subscriber revenues increased 4 percent and other revenues increased 15 percent.

      Costs and expenses increased 8 percent during the first half of 1998 to $827.9 million, from $767.6 million in the corresponding period of 1997. Operating expenses increased 11 percent due mainly to increased newsprint expense, new media spending and expenses arising from expansion of the printing facilities of The Washington Post. Selling, general and administrative expenses decreased 2 percent, with an increase in the company's pension credit, partially offset by normal growth in expenses, accounting for the net decrease in expense. Depreciation expense and amortization expense increased 15 percent and 35 percent, respectively, resulting from acquisitions completed in 1998 and 1997.

      In the first half of 1998 operating income declined 3 percent to $181.8 million from $187.9 million in the same period last year.

NEWSPAPER DIVISION. Newspaper division revenues were up 4 percent in the first half of 1998 over the comparable period of 1997. Advertising revenues for the division rose 5 percent in the period due mainly to increased rates. Advertising volume at The Washington Post totaled 1,578,200 inches, substantially unchanged from 1,581,700 inches in the first half of 1997. Circulation revenues for the division declined 1 percent as compared to the same period in the prior year. Daily and Sunday circulation at The Post both declined 1 percent from the prior year.

      Newsprint expense at The Post increased 12 percent in 1998 as compared to the first six months of 1997.

BROADCAST DIVISION. Revenues at the broadcast division increased 6 percent over the first six months of 1997. The overall increase in broadcast division revenue is the result of a 16 percent and 2 percent increase in national and local advertising revenue, respectively, partially offset by a 13 percent decrease in network compensation.

MAGAZINE DIVISION. Magazine division revenue increased 6 percent in the first half of the year. The increase is attributable to the trade periodicals acquired in the fourth quarter of 1997, partially offset by a 3 percent decline in revenue at Newsweek. Lower domestic edition ad pages and the continuing economic crisis in Asia resulted in the Newsweek revenue decline.

CABLE DIVISION. Cable division revenues increased 11 percent in the first half of 1998. Higher subscriber levels, resulting mainly from system acquisitions and exchanges, as well as slightly higher rates, accounted for the increase.

OTHER BUSINESSES. At the company's other businesses - principally Kaplan Educational Centers, Legi-Slate, Washingtonpost. Newsweek Interactive, MLJ (Moffet, Larson & Johnson), and PASS Sports (for 1997 only) -- revenues rose 4 percent in the first half of 1998. Excluding PASS Sports, which was sold in the third quarter of 1997, revenue from other businesses increased 23 percent. Growth at Kaplan Educational Centers, from acquisitions as well as existing businesses, produced most of the gain.

EQUITY IN EARNINGS AND LOSSES OF AFFILIATES. The company's equity in earnings of affiliates during the first half of 1998 was $0.9 million, compared with $3.5 million in the first six months of 1997. The decline in earnings of affiliates resulted from the company's sale of its 35 percent interest in Bear Island Paper Company and Bear Island Timberlands Company in November 1997 and the disposition of the company's 28 percent interest in Cowles Media Company, which occurred in March of 1998.

NON-OPERATING ITEMS. Interest expense, net of interest income, was $2.0 million in the first six months of 1998, compared to net interest income of $1.9 million in 1997 due to borrowings outstanding for the majority of the first quarter of 1998. There were no borrowings outstanding during the first six months of 1997. Included in other, net is a $258.4 million pre-tax gain resulting from the disposition of the company's 28 percent interest in Cowles Media Company.

INCOME TAXES. The effective tax rate in 1998 was approximately 37.9 percent as compared to 39.0 percent in 1997. The lower state tax rate applicable to the Cowles transaction resulted in the overall decline in the effective tax rate.

FINANCIAL CONDITION:  CAPITAL RESOURCES AND LIQUIDITY

      In the first half of 1998, the company acquired various businesses for approximately $130 million. These acquisitions included, among others, a cable system in Grenada, Mississippi serving approximately 7,400 subscribers, a cable system in Anniston, Alabama serving approximately 36,000 subscribers, an educational services company that provides English language study programs, and a provider of customized information technology training and consulting.

      In March 1998, the company received approximately $330.5 million in cash and 730,525 shares of McClatchy Class A common stock as a result of the Cowles and McClatchy merger transaction, as previously described. The market value of the McClatchy stock received approximated $21.6 million, based upon publicly quoted market prices. During the second quarter of 1998, the company sold 167,000 shares of the McClatchy stock for approximately $5 million; no significant gain or loss was realized upon the liquidation of these shares.

During the first six months of 1998, the company repurchased 16,010 shares of its Class B common stock at a cost of approximately $7.8 million. Approximately 800,000 Class B common shares remain available for repurchases under a November 13, 1997 authorization by the Board of Directors.

      During the second quarter and first half of 1998, the company had average short-term borrowings outstanding of approximately $15.2 million and $143.6 million, respectively, at an average interest rate of 5.6 percent. At June 28, 1998, $157 million in short-term borrowings were outstanding under the company's commercial paper program that is supported by a 5-year, $500.0 million revolving credit facility.

      In July 1998, subsequent to the end of the second quarterly period ended June 28, 1998, the company completed the acquisition of Dearborn Publishing Group, Inc., a publisher and professional licensing training provider, and the acquisition of the assets of cable systems in Mississippi, Texas and Oklahoma serving approximately 72,000 subscribers. The company also completed the sale of certain assets of 14 cable systems in Texas, Missouri and Kansas serving approximately 29,000 subscribers and the sale of MLJ (Moffet, Larson & Johnson), a telecommunications consulting firm. The net cost of these transactions was approximately $120 million.

      The company has experienced no other significant changes in its financial condition since the end of 1997.

Year 2000

      The company continues its assessment, remediation, testing, and contingency planning efforts surrounding the Year 2000 readiness of its computer systems and non-computer equipment deemed to be susceptible to Year 2000 interruption. The company has substantially completed the assessment of its internal systems and equipment and is in the process of obtaining Year 2000 compliance confirmation from key vendors and customers.

      Most of the company's internal systems and equipment have been determined to be Year 2000 compliant. Certain critical internal systems, however, have been identified as incapable of accurately processing transactions beyond the year 2000, the most significant of which include some of the revenue related operating systems at The Washington Post and Newsweek. For each of the systems noted to be noncompliant, the company's replacement or remediation efforts are well under way and expected to be completed and tested before the summer of 1999. The majority of the noncompliant internal systems were scheduled to be replaced prior to the year 2000 for operating efficiency reasons, and although the approaching year 2000 increases the importance of replacing such systems, it has not caused a significant acceleration in the system replacement timetable.

      To-date the company's vendor and customer Year 2000 confirmation procedures have not discovered any matters that would cause the company to believe it will experience a material business interruption. As previously stated, however, these assessment procedures are ongoing.

      Notwithstanding the substantive work efforts described above, the company could potentially experience disruptions to some aspects of its various activities and operations as a result of noncompliant systems utilized by unrelated third party governmental and business entities. Contingency plans are therefore under development in order to mitigate the extent of such potential disruption to business operations.

      The company does not believe based upon present facts that the cost of achieving Year 2000 compliance will have a material effect on the company's results of operations or financial condition.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's May 14, 1998, Annual Meeting of Stockholders, the stockholders elected each of the nominees to its Board of Directors named in the Company's proxy statement dated March 27, 1998. The voting results are set forth below:

                                  Class A Directors
                                  -----------------

                                        Votes             Votes        Broker
            Nominee                      For            Withheld      Non-Votes
            -------                      ---            --------      ---------
      Warren E. Buffett               1,739,250            -0-           -0-
      Martin Cohen                    1,739,250            -0-           -0-
      George J. Gillespie III         1,739,250            -0-           -0-
      Donald E. Graham                1,739,250            -0-           -0-
      Katharine Graham                1,739,250            -0-           -0-
      William J. Ruane                1,739,250            -0-           -0-
      Richard D. Simmons              1,739,250            -0-           -0-
      Alan G. Spoon                   1,739,250            -0-           -0-
      George W. Wilson                1,739,250            -0-           -0-

                                  Class B Directors
                                  -----------------

                                        Votes             Votes        Broker
            Nominee                      For            Withheld      Non-Votes
            -------                      ---            --------      ---------
      Daniel B. Burke                  6,585,492          13,106         -0-
      James E. Burke                   6,584,918          13,680         -0-
      Ralph E. Gomory                  6,586,118          12,480         -0-
      Donald R. Keough                 6,586,064          12,534         -0-
      Barbara Scott Preiskel           6,584,552          14,046         -0-

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

                                    THE WASHINGTON POST COMPANY
                                             (Registrant)



Date:  August 7, 1998            /s/ Donald E. Graham
       --------------            --------------------------------------
                                     Donald E. Graham, Chairman &
                                     Chief Executive Officer
                                    (Principal Executive Officer)




Date:  August 7, 1998            /s/ John B. Morse, Jr.
       --------------            --------------------------------------
                                 John B. Morse, Jr., Vice President-Finance
                                       (Principal Financial Officer)