Form 10-Q
period 1998-09-27
WASHINGTON POST CO
filed 1998-11-12
CIK 104889

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarterly
Period Ended   September 27, 1998 Commission File Number 1-6714
            --------------------------------------------------------------------

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
                                             -----    -----

      Shares outstanding at November 2, 1998:

             Class A Common Stock                1,739,250 Shares
                                                 ---------
             Class B Common Stock                8,338,940 Shares
                                                 ---------

                           THE WASHINGTON POST COMPANY

                               INDEX TO FORM 10-Q

                                                                                       PAGE

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Statements of Income
               (Unaudited) for the Thirteen and Thirty-nine
               Weeks Ended September 27, 1998 and
               September 28, 1997.......................................................3

            Condensed Consolidated Balance Sheets at
               September 27, 1998 (Unaudited) and December 28, 1997.....................4

            Condensed Consolidated Statements of Cash Flows
               (Unaudited) for the Thirty-nine Weeks Ended
               September 27, 1998 and September 28, 1997................................5

            Notes to Condensed Consolidated Financial Statements
               (Unaudited)..............................................................6

Item 2.     Management's Discussion and Analysis of Results of
               Operations and Financial Condition.......................................9

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K...........................................19

Signatures.............................................................................20

Exhibit 11

Exhibit 27 (Electronic Filing Only)

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

The Washington Post Company
Condensed Consolidated Statements of Income (Unaudited)

                                                                  Thirteen Weeks Ended                Thirty-nine Weeks Ended
                                                               ---------------------------           -------------------------
                                                                Sept 27,         Sept 28,            Sept 27,         Sept 28,
(In thousands, except per share amounts)                         1998              1997                1998              1997
                                                               --------          --------            --------          ------
Operating revenues
  Advertising                                                  $293,277          $286,074          $  928,209       $  892,551
  Circulation and subscriber                                    138,783           134,238             402,489          386,814
  Other                                                          77,221            58,063             188,296          154,486
                                                               --------          --------           ---------        ---------

                                                                509,281           478,375           1,518,994        1,433,851
                                                               --------          --------           ---------        ---------
Operating costs and expenses
  Operating                                                     278,241           253,565             822,226          743,547
  Selling, general and administrative                           107,533           107,186             328,468          332,947
  Depreciation and amortization of
    property, plant and equipment                                22,058            18,007              63,169           53,668
  Amortization of goodwill and other
    intangibles                                                  13,853             8,382              35,724           24,549
                                                               --------          --------           ---------        ---------
                                                                421,685           387,140           1,249,587        1,154,711
                                                               --------          --------           ---------        ---------

Income from operations                                           87,596            91,235             269,407          279,140

Other income (expense)
  Equity in (losses) earnings of affiliates                      (4,060)            4,712              (3,143)           8,168
  Interest income                                                   217               725                 809            2,917
  Interest expense                                               (2,246)             (182)             (4,821)            (505)
  Other                                                          50,241            23,471             306,752           24,292
                                                               --------          --------           ---------        ---------

Income before income taxes                                      131,748           119,961             569,004          314,012
                                                               --------          --------           ---------        ---------

Provision for income taxes
  Current                                                        41,598            44,866             207,069          117,109
  Deferred                                                        8,302             3,544               8,431            6,301
                                                               --------          --------           ---------        ---------
                                                                 49,900            48,410             215,500          123,410
                                                               --------          --------           ---------        ---------

Net income                                                       81,848            71,551             353,504          190,602

Redeemable preferred stock dividends                               (239)             (239)               (956)            (956)
                                                               --------          --------           ---------        ---------

Net income available for common shares                         $ 81,609          $ 71,312          $  352,548       $  189,646
                                                               ========          ========           =========        =========

Basic earnings per common share                                $   8.09          $   6.66          $    34.95       $    17.62
                                                               ========          ========           =========        =========

Diluted earnings per common share                              $   8.05          $   6.64          $    34.79       $    17.57
                                                               ========          ========           =========        =========

Dividends declared per common share                            $   1.25          $   1.20          $     5.00       $     4.80
                                                               ========          ========           =========        =========

Basic average number of common shares
   outstanding                                                   10,093            10,708              10,088           10,766

Diluted average number of common shares
   outstanding                                                   10,139            10,743              10,132           10,794

The Washington Post Company
Condensed Consolidated Balance Sheets

                                                                        September 27,
                                                                           1998                         December 28,
(In thousands)                                                           (Unaudited)                        1997
                                                                        -------------                   ------------

Assets
Current assets
  Cash and cash equivalents                                               $    4,517                    $   21,117
  Accounts receivable, less estimated returns,
    doubtful accounts and allowances                                         266,443                       244,203
  Inventories                                                                 26,525                        19,213
  Other current assets                                                        22,918                        23,959
                                                                           ---------                     ---------
                                                                             320,403                       308,492

Investment in marketable equity securities                                   121,423                         3,366

Investments in affiliates                                                     62,859                       154,791

Property, plant and equipment
  Buildings                                                                  190,327                       188,836
  Machinery, equipment and fixtures                                          859,321                       800,435
  Leasehold improvements                                                      46,539                        39,017
                                                                           ---------                     ---------
                                                                           1,096,187                     1,028,288
  Less accumulated depreciation and amortization                            (625,587)                     (577,445)
                                                                           ---------                     ---------
                                                                             470,600                       450,843
  Land                                                                        33,953                        33,953
  Construction in progress                                                   288,573                       168,954
                                                                           ---------                     ---------
                                                                             793,126                       653,750
Goodwill and other intangibles,
  less accumulated amortization                                              876,775                       679,714

Deferred charges and other assets                                            330,840                       277,204
                                                                           ---------                     ---------
                                                                          $2,505,426                    $2,077,317
                                                                           =========                     =========
Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable and accrued liabilities                                $  248,529                    $  213,824
  Federal and state income taxes                                               6,852                        18,352
  Deferred subscription revenue                                               80,196                        80,186
  Dividends declared                                                          12,845                            --
  Short-term borrowings                                                      380,505                       296,394
                                                                           ---------                     ---------
                                                                             728,927                       608,756

Other liabilities                                                            259,178                       241,234

Deferred income taxes                                                         34,337                        31,306
                                                                           ---------                     ---------
                                                                           1,022,442                       881,296
                                                                           ---------                     ---------

Redeemable preferred stock                                                    11,873                        11,947
                                                                           ---------                     ---------

Preferred stock                                                                   --                            --

Common shareholders' equity
  Common stock                                                                20,000                        20,000
  Capital in excess of par value                                              37,293                        33,415
  Retained earnings                                                        2,533,449                     2,231,341
  Accumulated other comprehensive income (losses)
    Cumulative foreign currency translation adjustment                        (1,213)                         (464)
    Unrealized (loss) gain on available-for-sale
    securities                                                                (6,153)                           31
  Cost of Class B common stock held in treasury                           (1,112,265)                   (1,100,249)
                                                                           ---------                     ---------
                                                                           1,471,111                     1,184,074
                                                                           ---------                     ---------
                                                                          $2,505,426                    $2,077,317
                                                                           =========                     =========

The Washington Post Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                Thirty-nine Weeks Ended
                                                                       ----------------------------------------
                                                                           Sept 27,                    Sept 28,
(In thousands)                                                              1998                         1997
                                                                          ---------                     ------
Cash flows from operating activities:
  Net income                                                                $353,504                   $190,602
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization of property, plant
        and equipment                                                         63,169                     53,668
      Amortization of goodwill and other intangibles                          35,724                     24,549
      Gain on disposition of businesses                                     (310,010)                   (24,805)
      (Decrease) increase in income taxes payable                            (11,500)                     7,155
      Provision for deferred income taxes                                      8,431                      6,301
      Equity in losses (earnings) of affiliates, net
        of distributions                                                       3,805                     (6,550)
      Change in assets and liabilities:
        Increase in accounts receivable, net                                 (23,943)                    (8,024)
        Increase in inventories                                               (8,727)                    (2,504)
        Increase in accounts payable and
          accrued liabilities                                                 35,421                     35,216
        Increase in other assets and other
          liabilities, net                                                   (42,244)                   (20,723)
      Other                                                                    8,510                     (1,151)
                                                                             -------                    -------

      Net cash provided by operating activities                              112,140                    253,734
                                                                             -------                    -------

Cash flows from investing activities:
  Net proceeds from sale of businesses                                       376,677                     27,417
  Purchases of property, plant and equipment                                (154,300)                  (135,985)
  Investments in certain businesses                                         (307,940)                   (83,616)
  Investments in marketable equity securities                                (93,588)                        --
  Proceeds from sale of marketable equity securities                          13,414                         --
  Other                                                                          269                      9,591
                                                                             -------                    -------

      Net cash used in investing activities                                 (165,468)                  (182,593)
                                                                             -------                    -------

Cash flows from financing activities:
  Principal payments on debt                                                (296,394)                        --
  Short term borrowings                                                      380,505                         --
  Issuance of note receivable                                                     --                    (12,417)
  Dividends paid                                                             (38,550)                   (39,529)
  Common shares repurchased                                                  (14,890)                   (87,271)
  Other                                                                        6,057                         --
                                                                             -------                    -------

       Net cash provided by (used in) financing activities                    36,728                   (139,217)
                                                                             -------                    -------

Net decrease in cash and cash equivalents                                    (16,600)                   (68,076)

Beginning cash and cash equivalents                                           21,117                    102,278
                                                                             -------                    -------

Ending cash and cash equivalents                                            $  4,517                   $ 34,202
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

Note 1:  Acquisitions, Exchanges and Dispositions

Acquisitions

      In January and June of 1998, the company acquired cable systems in Grenada, Mississippi and Anniston, Alabama serving approximately 7,400 and 36,000 subscribers, respectively. The aggregate purchase price for these cable system acquisitions totaled $78.0 million. In July 1998, the company acquired cable systems in Mississippi, Texas and Oklahoma serving approximately 72,000 subscribers for $129.5 million.

      In January 1998, the company acquired an educational services company that provides English language study programs. In June 1998, the company acquired a provider of customized information technology training, consulting and support services to law firms, financial institutions and other large corporations. The aggregate purchase price for these two educational services companies was $34.8 million. In July 1998, the company acquired Dearborn Publishing Group, Inc., a publisher and provider of licensing training for securities, insurance and real estate professionals, for $35.0 million.

      The company also spent approximately $25.7 million during the first nine months of 1998 for other small businesses.

      In February 1997, the company purchased a cable system in Cleveland, Mississippi serving about 16,000 subscribers for approximately $23.0 million.

Exchanges

      In June 1997, the company exchanged the assets of certain cable systems with Tele-Communications, Inc. This trade resulted in an increase of about 21,000 subscribers for the company.

      In September 1997, the company completed a transaction with Meredith Corporation whereby the company exchanged the assets of WFSB-TV, the CBS affiliate in Hartford, Connecticut and approximately $60.0 million for the assets of WCPX-TV, the CBS affiliate in Orlando, Florida.

Dispositions

      On March 20, 1998, Cowles Media Company ("Cowles") and McClatchy Newspapers, Inc. ("McClatchy") completed a series of transactions resulting in the merger of Cowles and McClatchy. In the merger, each share of Cowles common stock was converted (based upon elections of Cowles stockholders) into shares of McClatchy stock or a combination of cash and McClatchy stock. As of the date of the Cowles and McClatchy merger transaction, a wholly-owned subsidiary of the company owned 3,893,796 (equal to about 28%) of the outstanding common stock of Cowles, most of which was acquired in 1985. As a result of this transaction, the company's subsidiary received $330.5 million in cash from McClatchy and 730,525 shares of McClatchy Class A common stock. The market value of the McClatchy stock received approximated $21.6 million. The gain resulting from this transaction, which is included in 1998 "Other, net" in the

Condensed Consolidated Statements of Income, increased net income by approximately $162.8 million and basic and diluted earnings per share by $16.14 and $16.07, respectively.

      On July 29, 1998, the company completed the sale of 14 small cable systems in Texas, Missouri and Kansas serving approximately 29,000 subscribers for approximately $41.9 million. The gain resulting from this transaction, which is included in 1998 "Other, net" in the Condensed Consolidated Statements of Income, increased net income by approximately $17.3 million and basic and diluted earnings per share by $1.71.

      On August 12, 1998, Junglee Corporation ("Junglee") merged with a wholly owned subsidiary of Amazon.com Inc. ("Amazon.com"). As a result, each share of Junglee common and preferred stock was converted into shares of Amazon.com. On the date of the merger, a wholly-owned subsidiary of the company owned 750,000 common shares and 750,000 preferred shares of Junglee. As a result of the merger, the company's subsidiary received 202,961 shares of Amazon.com common stock. The market value of the Amazon.com stock received approximated $25.2 million on the date of the merger. The gain resulting from this transaction, which is included in 1998 "Other, net" in the Condensed Consolidated Statements of Income, increased net income by approximately $14.3 million and basic and diluted earnings per share by $1.42 and $1.41, respectively.

      On July 17, 1998, the company completed the sale of its 80 percent interest in Moffet, Larson and Johnson ("MLJ"), a telecommunications consulting firm; no significant gain or loss was realized as a result of this transaction.

      In the third quarter of 1997, the company sold the assets of its PASS Sports subsidiary and terminated its regional sports network. The gain from this transaction, which is included in 1997 "Other, net" in the Condensed Consolidated Statements of Income, increased net income by approximately $16.0 million and basic and diluted earnings per share by $1.49.

Note 2:  Investments in Marketable Equity Securities

    Investments in marketable equity securities are as follows ($ in thousands):

                                                                  September 27,           December 31,
                                                                      1998                   1997
                                                                  -------------           ------------

        Total cost                                                  $131,510                $3,315
        Gross unrealized gains                                      $  1,661                    51
        Gross unrealized losses                                      (11,748)                    -
                                                                     -------                 -----
        Total fair value                                            $121,423                $3,366
                                                                     =======                 =====

      The company's investments in marketable equity securities are held for an indefinite period of time and therefore are classified as available-for-sale. Available-for-sale securities are recorded at fair value in the consolidated balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a separate component of equity.

      The company's investments in marketable equity securities at September 27, 1998 includes 411,200 shares of General Re Corporation ("General Re") common stock which was acquired by the company throughout the third quarter of 1998 from the open market for a total cost of $93.6 million. The unrealized loss on the General Re common stock, net of tax, totaled $5.2 million at September 27, 1998.

      Subsequent to September 27, 1998 and through November 2, 1998, the company purchased 147,900 additional shares of General Re common stock, bringing the total General Re shares purchased in 1998 to 559,100 shares for a total cost of $123.7 million; more purchases may be made in the future. As of November 2, 1998, the unrealized loss on the General Re common stock, net of tax, totaled $0.4 million.

      General Re is a holding company for global reinsurance and related risk management operations. On June 19, 1998, Berkshire Hathaway Inc. ("Berkshire") announced that it had signed a merger agreement with General Re. Under the terms of the agreement, which has been approved by the shareholders of both Berkshire and General Re but is still subject to certain regulatory approvals, General Re shareholders will receive at their election either 0.0035 shares of Berkshire Class A Common Stock or 0.105 shares of Berkshire Class B Common Stock for each share of General Re common stock owned at the time the transaction is consummated.

      Berkshire owns approximately 17% of the common stock of the company. The chairman, chief executive officer and largest shareholder of Berkshire, Mr. Warren Buffet, is a member of the company's Board of Directors. Neither Berkshire nor Mr. Buffet participated in the company's evaluation, approval or execution of its decision to invest in General Re common stock. The company's holdings in General Re common stock are less than 2% of the consolidated equity of General Re and on a converted basis, less than 1% of the consolidated equity of Berkshire.

Note 3:  Borrowings

      During the third quarter and first nine months of 1998, the company had average short-term borrowings outstanding of approximately $260.0 million and $182.0 million, respectively, at an average interest rate of approximately 5.6 percent. During the first nine months of 1998, the company incurred interest costs on short-term borrowings of $7.6 million of which $4.3 million was capitalized. Interest costs for construction and upgrade of qualifying assets are capitalized. At September 27, 1998, $380.5 million in borrowings were outstanding under the company's commercial paper program which is supported by a five-year $500.0 million revolving credit facility.

Note 4:  Stock Repurchases

      During the first nine months of 1998 and 1997 the company repurchased 30,260 and 245,390 shares of its Class B common stock at a cost of approximately $14.9 and $87.0 million, respectively.

Note 5:  Comprehensive Income

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the thirteen weeks ended September 27, 1998 and September 28, 1997, comprehensive income totaled $74.5 million and $71.1 million, respectively. For the thirty-nine weeks ended September 27, 1998 and September 28, 1997, comprehensive income totaled $346.6 million and $184.3 million, respectively. Comprehensive income includes net income, foreign currency translation adjustments and the change in unrealized gain (loss) on available-for-sale securities.

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

THIRD QUARTER COMPARISONS

      Net income for the third quarter of 1998 was $81.8 million, an increase of 14 percent from net income of $71.6 million in the third quarter last year. Diluted earnings per share increased 21 percent to $8.05, from $6.64 in the third quarter of 1997, with fewer average shares outstanding.

      The company's 1998 third quarter net income included $30.9 million ($3.05 per share - diluted basis) arising primarily from the sale of 14 small cable systems in Texas, Missouri and Kansas and the disposition of the company's interest in Junglee, a facilitator of internet commerce. Net income for the third quarter of 1997 included $16.0 million ($1.49 per share - diluted basis) from the sale of the assets of the company's PASS Sports subsidiary and the termination of its regional sports network. Excluding these non-recurring items, net income decreased $4.7 million, or 8 percent; diluted earnings per share decreased 3 percent to $5.00, from $5.15 in the third quarter of 1997.

      Revenues for the third quarter of 1998 rose 6 percent to $509.3 million, from $478.4 million in the same period last year. Advertising revenues and circulation and subscriber revenues each increased 3 percent. Other revenues increased 33 percent over the third quarter of 1997. Excluding the effect of acquisitions and dispositions completed in 1997 and 1998, total third quarter revenue increased 1 percent. Third quarter revenues for 1998 were adversely affected by one less special Newsweek issue and a decline in advertising in Newsweek and at the company's television stations by General Motors Corporation during the recent autoworkers' strike.

      Costs and expenses for the third quarter of 1998 increased 9 percent to $421.7 million, from $387.1 million in the third quarter of 1997. Third quarter 1998 operating expenses increased 10 percent, selling general and administrative expenses remained flat, depreciation expense rose 22 percent and amortization expense increased 65 percent. Excluding the effect of acquisitions and dispositions completed in 1997 and 1998, total costs and expenses for the third quarter increased 1 percent. The 1 percent increase in total costs and expenses is due to normal expense growth, new media spending and expenses arising from the expansion of the printing facilities of The Washington Post, offset partially by an increase in the company's pension credit.

      In the third quarter of 1998, operating income declined to $87.6 million, a 4 percent decrease from $91.2 million in 1997. Excluding the effect of acquisitions and dispositions completed in 1997 and 1998, operating income for the third quarter of 1998 remained substantially unchanged as compared to the third quarter of 1997.

NEWSPAPER DIVISION. At the newspaper division, revenues increased 3 percent in the third quarter of 1998. Advertising revenues for the division rose 3 percent in 1998 due principally to higher ad rates. Advertising volume at The Washington Post totaled 734,600 inches in the third quarter of 1998 as compared to 746,300 inches in 1997. Preprint advertising volume at The Post increased 3 percent to 382 million pieces, compared to 370 million pieces in 1997. Circulation revenues for the division decreased 2 percent in comparison to the same period last year as a result of a 1 percent decrease in both Sunday and daily circulation at The Washington Post.

      Newsprint expense at the Post increased 8 percent in the third quarter of 1998 compared to the third quarter of last year.

BROADCAST DIVISION. Revenues at the broadcast division increased 2 percent in the third quarter of 1998. The increase in revenue is attributable to a 13 percent increase in local advertising revenue, partially offset by a 12 percent decrease in both national advertising revenue and network compensation. The decline in national advertising revenue reflects the previously mentioned third quarter decline in automotive advertising.

MAGAZINE DIVISION. Revenues at the magazine division decreased 3 percent in the third quarter of 1998. The decrease is primarily attributable to one less special issue at Newsweek, as well as a decline in automotive advertising and softness in advertising at the international edition of Newsweek. These revenue declines were partially offset by increased revenue from the trade periodicals acquired in the fourth quarter of 1997.

CABLE DIVISION. At the cable division, third quarter 1998 revenues were 18 percent higher than 1997. Higher subscriber levels, resulting mainly from recent acquisitions, as well as slightly higher rates accounted for the increase. At the end of the third quarter, the number of basic subscribers totaled approximately 730,000, 15 percent higher than the subscriber levels at the same time last year.

OTHER BUSINESSES. In the third quarter of 1998, revenues from other businesses -- principally Kaplan Educational Centers, Legi-Slate, Washingtonpost.Newsweek Interactive, MLJ (Moffet, Larson & Johnson - sold in July, 1998), and PASS Sports (1997 only) -- increased 31 percent over the prior year. Excluding PASS Sports and MLJ, which were sold in the third quarter of 1997 and 1998, respectively, revenue from other businesses increased 54 percent over the third quarter of 1997. Growth at Kaplan Educational Centers produced most of the increase, with acquisitions accounting for most of the gain.

EQUITY IN (LOSSES) EARNINGS OF AFFILIATES. The company's equity in losses of affiliates in the third quarter of 1998 was $4.1 million, compared with income of $4.7 million in the third quarter of 1997. The decrease resulted principally from increased spending at the company's new media joint ventures and the company's sale of its 35 percent interest in Bear Island Paper Company and Bear Island Timberlands Company in November 1997 and the disposition of the company's 28 percent interest in Cowles Media Company, which occurred in March 1998.

NON-OPERATING ITEMS. Interest expense, net of interest income, was $2.0 million in the third quarter of 1998, compared with net interest income of $0.5 million in the third quarter of 1997. There were no borrowings outstanding during the third quarter of 1997.

      Included in other, net for the third quarter of 1998 are pre-tax gains of $51.2 million related to the sale of cable systems in Texas, Missouri and Kansas and the disposition of the company's interest in Junlgee, a facilitator of internet commerce. For the third quarter of 1997, other, net includes pre-tax gains of $24.8 million resulting from the sale of the assets of the company's PASS Sports subsidiary and the termination of its regional sports network.

INCOME TAXES. The effective tax rate in the third quarter of 1998 decreased to
37.9 percent, from 40.4 percent in 1997. The decrease in the effective tax rate is the result of certain one-time transactions in the third quarter of 1998 being subject to state tax in jurisdictions with lower tax rates.

NINE MONTH COMPARISONS

      Net income for the first nine months of 1998 was $353.5 million, an increase of $162.9 million from net income of $190.6 million in the first nine months of 1997. Diluted earnings per share for the first three quarters of the year were $34.79, compared to $17.57 in 1997.

      The company's 1998 net income included $193.7 million ($19.12 per share - diluted basis) from non-recurring gain transactions which include the first quarter disposition of the company's 28 percent interest in Cowles Media Company and the previously mentioned cable system and Junglee transactions. The company's 1997 net income includes $16.0 million ($1.49 per share - diluted basis) from the sale of the assets of PASS Sports and termination of its regional sports network. Excluding the effect of these dispositions, net income decreased 8 percent; diluted earnings per share decreased 3 percent to $15.67, from $16.08 in the first nine months of 1997, with fewer average shares outstanding.

      Revenues for the first nine months of 1998 increased 6 percent to $1,519.0 million, from $1,433.9 million in the comparable period last year. Advertising revenues increased 4 percent, circulation and subscriber revenues increased 4 percent and other revenues increased 22 percent. Excluding the effect of acquisitions and dispositions completed in 1997 and 1998, total revenue for the first nine months of 1998 increased 3 percent as compared to the same period in 1997.

      Costs and expenses increased 8 percent during the first three quarters of 1998 to $1,249.6 million, from $1,154.7 million in the corresponding period of 1997. During the first nine months of 1998, operating expenses increased 11 percent, selling general and administrative expenses were flat, depreciation expense increased 18 percent and amortization expense increased 46 percent. Excluding the effect of acquisitions and dispositions completed in 1997 and 1998, total costs and expenses increased 4 percent. This 4 percent increase in total costs and expenses was primarily attributable to normal expense growth and increases in newsprint expense, new media spending and expenses arising from the expansion of the printing facilities of The Washington Post, offset in part by an increase in the company's pension credit.

      In the first nine months of 1998 operating income declined 3 percent to $269.4 million from $279.1 million in the same period last year. Excluding the effect of acquisitions and dispositions completed in 1997 and 1998, operating income for the first nine months of 1998 decreased 2 percent from the same period in 1997.

NEWSPAPER DIVISION. Newspaper division revenues were up 4 percent in the first nine months of 1998 over the comparable period of 1997. Advertising revenues for the division rose 4 percent in the period due mainly to increased rates. Advertising volume at The Washington Post totaled 2,312,800 inches, declining 1 percent from 2,328,000 inches in the first nine months of 1997. Circulation revenues at the Newspaper division for the first nine months of 1998 declined 2 percent as compared to the same period in the prior year, principally as a result of a 1 percent decline in both daily and Sunday circulation at The Post.

      Newsprint expense at The Post increased 11 percent in 1998 as compared to the first nine months of 1997.

BROADCAST DIVISION. Revenues at the broadcast division increased 5 percent over the first nine months of 1997. The overall increase in broadcast division revenue is the result of a 6 percent increase in both national and local advertising revenue partially offset by a 13 percent decrease in network compensation.

MAGAZINE DIVISION. Magazine division revenue increased 3 percent in the first nine months of the year. The increase is attributable to the trade periodicals acquired in the fourth quarter of 1997, partially offset by a 6 percent decline in revenue at Newsweek. One less Newsweek special issue, lower domestic edition ad pages and the continuing economic crisis in Asia resulted in the Newsweek revenue decline.

CABLE DIVISION. Cable division revenues increased 14 percent in the first nine months of 1998. Higher subscriber levels, resulting mainly from system acquisitions and exchanges, as well as slightly higher rates, accounted for the increase.

OTHER BUSINESSES. At the company's other businesses - principally Kaplan Educational Centers, Legi-Slate, Washingtonpost.Newsweek Interactive, MLJ (Moffet, Larson & Johnson - sold in July, 1998), and PASS Sports (for 1997 only) -- revenues rose 14 percent in the first nine months of 1998. Excluding PASS Sports and MLJ, which were sold in the third quarter of 1997 and 1998, respectively, revenue from other businesses increased 41 percent. Growth at Kaplan Educational Centers produced most of the increase, with acquisitions accounting for about two-thirds of the gain.

EQUITY IN (LOSSES) EARNINGS OF AFFILIATES. The company's equity in losses of affiliates during the first three quarters of 1998 was $3.1 million, compared with income of $8.2 million in the first nine months of 1997. The decline in earnings of affiliates resulted principally from increased spending at the company's new media joint ventures and the company's sale of its 35 percent interest in Bear Island Paper Company and Bear Island Timberlands Company in November 1997 and the disposition of the company's 28 percent interest in Cowles Media Company, which occurred in March of 1998.

NON-OPERATING ITEMS. Interest expense, net of interest income, was $4.0 million in the first nine months of 1998, compared to net interest income of $2.4 million in 1997. The increase in net interest expense is due to borrowings outstanding for the majority of the first nine months of 1998. There were no borrowings outstanding during the first nine months of 1997.

      Included in 1998 other, net are gains of $258.4 million resulting from the disposition of the company's 28 percent interest in Cowles Media Company and $51.2 million related to the sale of cable systems in Texas, Missouri and Kansas and the disposition of the company's interest in Junglee, a facilitator of internet commerce. Other, net in 1997 includes gains of $24.8 million resulting from the sale of the assets of the company's PASS Sports subsidiary and the termination of its regional sports network.

INCOME TAXES. The effective tax rate in 1998 was approximately 37.9 percent as compared to 39.3 percent in 1997. The lower state tax rate applicable to the Cowles and Junglee transactions resulted in the overall decline in the effective tax rate.


FINANCIAL CONDITION:  CAPITAL RESOURCES AND LIQUIDITY

      In the first nine months of 1998, the company acquired various businesses for approximately $303.0 million as detailed in Note 1 to the third quarter condensed financial statements.

      For the first nine months of 1998, the company's capital expenditures totaled $154.3 million, the majority of which related to the replacement of the printing facilities at The Washington Post and plant upgrades at the company's cable subsidiary.

      As discussed in Note 2 to the third quarter condensed financial statements, the company acquired 411,200 shares of General Re Corporation common stock throughout the third quarter of 1998 for a total cost of approximately $93.6 million.

      During the first nine months of 1998, the company repurchased 30,260 shares of its Class B common stock at a cost of approximately $14.9 million. Approximately 785,000 Class B common shares remain available for repurchases under a November 13, 1997 authorization by the Board of Directors.

      In March 1998, the company received approximately $330.5 million in cash and 730,525 shares of McClatchy Class A common stock as a result of the Cowles and McClatchy merger transaction, as previously described. The market value of the McClatchy stock received approximated $21.6 million, based upon publicly quoted market prices. During the second and third quarters of 1998, the company sold 410,500 shares of the McClatchy stock for approximately $13.6 million; no significant gain or loss was realized upon the liquidation of these shares.

      In July 1998, the company completed the sale of 14 small cable systems in Texas, Missouri and Kansas serving approximately 29,000 subscribers for $41.9 million.

      In August 1998, the company received 202,961 shares of Amazon.com common stock as a result of the merger of Amazon.com and Junglee. The market value of the Amazon.com common stock received approximated $25.2 million, based upon publicly quoted market prices.

      At the end of the first quarter of 1998, the company utilized the cash generated from the previously mentioned Cowles transaction to repay its then outstanding borrowings totaling $296.4 million. Since the end of the first quarter the company has made short term borrowings to fund acquisitions and certain capital expenditures.

      During the third quarter and first nine months of 1998, the company had average short-term borrowings outstanding of approximately $260.0 million and $182.0 million, respectively, at an average interest rate of 5.6 percent. At September 27, 1998, $380.5 million in short-term borrowings were outstanding that are supported by a 5-year, $500.0 million revolving credit facility.

      The company has experienced no other significant changes in its financial condition since the end of 1997.


Year 2000 Update

      The company's assessment, remediation, testing and contingency planning efforts surrounding Year 2000 readiness are proceeding on schedule with completion of all project phases projected for the fall of 1999. To date, the assessment of internal systems and equipment has been virtually completed and the company has made substantial progress in completing the remediation, testing and contingency planning phases of its Year 2000 readiness project.

      Most of the company's significant internal systems and equipment, including equipment with embedded controls, have been determined to be Year 2000 compliant. Certain critical internal systems, however, have been identified as incapable of processing transactions beyond the Year 2000; the most significant of which include some of the revenue related business systems at The Washington Post and Newsweek. For each of the non-compliant systems, the remediation efforts, which principally include systems replacement and software repair, are well under way and are expected to be completed and tested in the summer of 1999. The majority of the non-compliant internal systems were scheduled to be replaced prior to Year 2000 for operating efficiency reasons, and although the approaching Year 2000 increases the importance of replacing such systems, it has not caused a significant acceleration in the established replacement timetable.

      For critical internal systems and equipment determined to be compliant during the assessment phase of the project, and for non-compliant equipment that has been repaired or replaced, the company has devised and commenced a testing plan to provide additional compliance assurance. To date, the results of the company's Year 2000 compliance testing program have not revealed any new problems, or ineffective remediation. The Year 2000 testing phase for internal systems and equipment is estimated to be approximately 40% complete as of the end of October 1998.

      The company's Year 2000 readiness project also includes procedures designed to identify and assess Year 2000 business interruption which may occur as a result of the company's dependency on third parties. Vendors, suppliers, service providers, customers and governmental entities that are believed to be critical to the company's business operations after January 1, 2000 ("key business partners") have been identified and significant progress has been made in ascertaining their stage of Year 2000 readiness. These efforts include, among others, circularization of Year 2000 compliance confirmations and conducting interviews and on-site reviews.

      The company could potentially experience disruptions as a result of non-compliant systems utilized by some of its key business partners or unrelated third party governmental and business entities. Contingency plans are under development to mitigate these potential disruptions to business operations. These contingency plans include, but are not limited to, identification of alternative suppliers, vendors and service providers and planned accumulation of inventory to ensure production capability. The company is also developing contingency plans for its internal critical business systems.

These contingency planning activities are intended to reduce risk, but cannot eliminate the potential for business disruption caused by third party failures.

      The company now estimates that its total Year 2000 compliance costs will approximate $25 million. Approximately $15 million of the estimated costs are attributable to assessment, repair and testing activities and will be expensed as incurred (approximately $7 million in 1998 and $8 million in 1999). The remaining $10 million represents the estimated cost to replace non-compliant systems and will be capitalized and amortized over periods ranging between five to ten years. The company anticipates that the funds needed to complete the Year 2000 compliance efforts and referenced system replacements will be provided primarily from the company's operating cash flows.

      For the first nine months of 1998, the company has recorded approximately $5 million in expense related to Year 2000 compliance. Year 2000 project expenses incurred prior to 1998 were not significant.

      Based upon the activities described above, the company does not believe that the Year 2000 problem is likely to have a material adverse effect on the company's business or results of operations.

      The above discussion contains forward-looking statements that reflect the company's current expectations or beliefs concerning future results and events. These statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements contained in the Year 2000 discussion should be read in conjunction with the following disclosures of the company.

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

      These forward-looking statements, which the company believes to be reasonable and are made in good faith, are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the company.

      Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the company:

      The dates on which the company believes its Year 2000 readiness project will be completed are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. Unanticipated failures by critical vendors, as well as a failure by the company to execute successfully its own remediation efforts, however, could have a material adverse effect on the costs associated with the Year 2000 readiness project and on its completion. Some important factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, the timely and accurate responses to and correction by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, the company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business or expose it to third-party liability.

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

                              THE WASHINGTON POST COMPANY
                                     (Registrant)



Date:  November 6, 1998       /s/ Donald E. Graham
       ----------------       -----------------------------------------
                              Donald E. Graham, Chairman &
                              Chief Executive Officer
                              (Principal Executive Officer)




Date:  November 6, 1998       /s/ John B. Morse, Jr.
       -----------------      -----------------------------------------
                              John B. Morse, Jr., Vice President-Finance
                              (Principal Financial Officer)