Form 10-K405
period 1999-01-03
WASHINGTON POST CO
filed 1999-03-26
CIK 104889

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 3, 1999

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                              WHICH REGISTERED
-------------------------------                    -----------------------
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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Aggregate market value of the Company's voting stock held by non-affiliates on February 26, 1999, based on the closing price for the Company's Class B Common Stock on the New York Stock Exchange on such date: approximately $2,859,000,000.

        Shares of common stock outstanding at February 26, 1999:

                 Class A Common Stock - 1,739,250 shares
                 Class B Common Stock - 8,359,977 shares

        Documents partially incorporated by reference:

              Definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

         The principal business activities of The Washington Post Company (the "Company") consist of newspaper publishing (principally The Washington Post), television broadcasting (through the ownership and operation of six network-affiliated stations), the ownership and operation of cable television systems, and magazine publishing (principally Newsweek magazine). The Company also produces news and other products for electronic distribution and provides test preparation and related services.

         Information concerning the consolidated operating revenues, consolidated income from operations and identifiable assets attributable to the principal segments of the Company's business for the last three fiscal years is contained in Note M to the Company's Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. (Revenues for each segment are shown in such Note M net of intersegment sales, which did not exceed 0.4% of consolidated operating revenues.)

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

         The following table shows the average paid daily (including Saturday) and Sunday circulation of The Post for the twelve-month periods ended September 30 in each of the last five years, as reported by the Audit Bureau of Circulations ("ABC") for the years 1994-1997 and as estimated by The Post for the twelve-month period ended September 30, 1998 (for which period ABC had not completed its audit as of the date of this report) from the semiannual publisher's statements submitted to ABC for the six-month periods ended March 31, 1998, and September 30, 1998:

                                            AVERAGE PAID CIRCULATION
                                            ------------------------

                                            DAILY              SUNDAY
                                            -----              ------
1994................................       821,956            1,152,441
1995................................       807,818            1,140,498
1996................................       800,295            1,129,519
1997................................       784,199            1,109,344
1998................................       775,510            1,095,393

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

         General advertising rates were increased by approximately 4.6% on January 1, 1998, and approximately another 4.6% on January 1, 1999. Rates for most categories of classified and retail advertising were increased by approximately 4.2% on February 1, 1998, and approximately an additional 3.5% on February 1, 1999.

         The following table sets forth The Post's advertising inches (excluding preprints) and number of preprints for the past five years:

                                                              1994       1995        1996       1997        1998
                                                              ----       ----        ----       ----        ----
Total Inches (in thousands)..........................        3,391      3,212       3,070      3,192       3,199
     Full-Run Inches.................................        3,133      2,950       2,814      2,897       2,806
     Part-Run Inches.................................          258        262         256        294         393
Preprints (in millions)..............................        1,325      1,416       1,445      1,549       1,650

         The Post also publishes The Washington Post National Weekly Edition, a tabloid which contains selected articles and features from The Washington Post edited for a national audience. The National Weekly Edition has a basic subscription price of $48.00 per year and is delivered by second class mail to approximately 81,000 subscribers.

         The Post has about 600 full-time editors, correspondents, reporters and photographers on its staff, draws upon the news reporting facilities of the major wire services and maintains correspondents in 20 news centers abroad and in New York City, Los Angeles, Chicago, Miami, Richmond, Baltimore, Annapolis and Austin, Texas.

THE HERALD

         The Company owns The Daily Herald Company, publisher of The Herald in Everett, Washington, about 30 miles north of Seattle. The Herald is published mornings seven days a week and is primarily distributed by home delivery in Snohomish County. The Daily Herald Company also provides commercial printing services and publishes six controlled-circulation weekly community newspapers (collectively know as The Enterprise Newspapers) that are distributed in south Snohomish and north King Counties.

         The Herald's average paid circulation as reported to ABC for the twelve months ended September 30, 1998, was 54,213 daily (including Saturday) and 63,903 Sunday. The aggregate average weekly circulation of The Enterprise Newspapers during the twelve-month period ended December 31, 1998, was approximately 75,000 copies.

         The Herald and The Enterprise Newspapers together employ approximately 70 editors, reporters and photographers.

THE GAZETTE NEWSPAPERS

         The Gazette Newspapers, Inc., another subsidiary of the Company, publishes one paid-circulation and 30 controlled-circulation weekly community newspapers (collectively known as The Gazette Newspapers) in Montgomery and Frederick Counties and parts of Prince George's and Carroll Counties, Maryland. During 1998 The Gazette Newspapers had an aggregate average weekly circulation of approximately 433,000 copies. This subsidiary also produces 10 military newspapers (most of which are weekly) under agreements where editorial material is supplied by local military bases; these newspapers had a combined 1998 circulation of over 110,000 copies.

         The Gazette Newspapers have approximately 90 editors, reporters and photographers on their combined staffs.

         The Gazette Newspapers, Inc. also operates a commercial printing business which it acquired in 1996.

                             TELEVISION BROADCASTING

         Through subsidiaries the Company owns six VHF television stations located in Detroit, Michigan; Houston, Texas; Miami, Florida; Orlando, Florida; San Antonio, Texas; and Jacksonville, Florida; which are respectively the 9th, 11th, 16th, 22nd, 37th and 52nd largest broadcasting markets in the United States. Each of the Company's stations is affiliated with a national network. Although network affiliation agreements generally have limited terms, each of the Company's television stations has maintained a network affiliation continuously for at least 20 years.

         The Company's 1998 net operating revenues from national and local television advertising and network compensation were as follows:

        National............................      $ 133,891,000
        Local...............................        186,921,000
        Network.............................         30,560,000
                                                  -------------
             Total..........................      $ 351,372,000

         The following table sets forth certain information with respect to each of the Company's television stations:


                                                                                   TOTAL COMMERCIAL
 STATION LOCATION                               EXPIRATION    EXPIRATION          STATIONS IN DMA(b)
        AND             NATIONAL                 DATE OF       DATE OF            ------------------
  YEAR COMMERCIAL        MARKET    NETWORK         FCC         NETWORK
OPERATION COMMENCED    RANKING(a)  AFFILIATION   LICENSE      AGREEMENT       ALLOCATED        OPERATING
-------------------    ----------  -----------   -------      ---------       ---------        ---------
  WDIV
  Detroit, Mich.                                 Oct. 1,       June 30,         VHF-4            VHF-4
  1947                    9th         NBC          2005          2004           UHF-6            UHF-5

  KPRC
  Houston, Tx.                                   Aug. 1,       June 30,         VHF-3            VHF-3
  1949                    11th        NBC          2006          2004           UHF-11           UHF-10

  WPLG
  Miami, Fla.                                    Feb. 1,       Dec. 31,         VHF-5            VHF-5
  1961                    16th        ABC          2005          2004           UHF-8            UHF-8

  WKMG
  Orlando, Fla.                                  Feb. 1,       Apr. 6,          VHF-3            VHF-3
  1954                    22nd        CBS          2005          2005           UHF-11           UHF-9

  KSAT
  San Antonio, Tx.                               Aug. 1,       Dec. 31,         VHF-4            VHF-4
  1957                    37th        ABC          2006          2004           UHF-6            UHF-5

  WJXT
  Jacksonville, Fla.                             Feb. 1,       July 10,         VHF-2            VHF-2
  1947                    52nd        CBS          2005          2001           UHF-6            UHF-4

-------------

       (a) Source: 1998/99 DMA Market Rankings, Nielsen Media Research, Fall 1998, based on television homes in DMA (see note (b) below).

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

         After proceedings that extended over many years, in December 1996 the FCC formally approved technical standards for digital advanced television ("DTV"). DTV is a flexible system that will permit broadcasters to utilize a single digital channel in various ways, including providing one channel of high-definition television programming with greatly enhanced image and sound quality or several channels of lower-definition television programming ("multicasting"), and is capable of accommodating subscription video and data services. Broadcasters may offer a combination of services, so long as they transmit at least one stream of free video programming on the DTV channel. The FCC has assigned to each existing full power television station (including each station owned by the Company) a second channel to implement DTV while present television operations are continued on that station's existing channel. Although in some cases a station's DTV channel may only permit operation over a smaller geographic service area than that available using its existing channel, the FCC's stated goal in assigning channels was to provide stations with DTV service areas that will be generally consistent with their existing service areas. The FCC's DTV rules also permit stations to request modifications to their assigned DTV facilities, allowing them to expand their DTV service areas if certain interference criteria are met. Under FCC rules and the Balanced Budget Act of 1997, station owners will be required to surrender one channel in 2006 and thereafter provide service solely in the DTV format. The deadlines that have been established for each of the Company's stations to construct DTV facilities range from May 1999 to May 2002, depending upon the size of the market in which the station is licensed.

         Through two rounds of reconsideration ending on December 18, 1998, the FCC refined its DTV rules and DTV channel assignments. The FCC's DTV decisions now are subject to judicial review in a consolidated appeal before the U.S. Court of Appeals for the District of Columbia Circuit. In November 1998 the FCC issued a decision to implement the requirement of the Telecommunications Act of 1996 that it charge broadcasters a fee for offering subscription services on the DTV channel. The FCC's decision to impose a fee of 5% of the gross revenues generated by such services currently is subject to petitions for reconsideration before the FCC. The FCC also is considering whether and how to extend cable systems' obligations for mandatory carriage of certain broadcast television signals to the DTV channel. Deliberations on this issue include the question of whether cable systems should be required to transmit DTV signals in the same definition in which originally broadcast. Finally, the Clinton Administration's advisory committee considering whether to recommend the imposition of additional public interest obligations on broadcasters' digital operations issued its report in December 1998. That report recommended mandatory minimum public interest requirements in a number of areas, including closed-captioning, public service announcements and public affairs programming, but primarily endorsed voluntary efforts by the broadcasting industry to meet the public interest needs of its viewers, including the voluntary provision of free time for political candidates. The report currently is under review by the FCC, which has announced its intention to commence a rulemaking proceeding concerning the public interest obligations of broadcasters.

         The Company anticipates that the conversion to DTV broadcasting will require significant capital expenditures but cannot otherwise predict what effects the DTV conversion eventually will have upon its television broadcast operations.

         The FCC also is conducting proceedings dealing with such matters as multiple ownership restrictions, regulations pertaining to cable television (discussed below under "Cable Television Division - Regulation of Cable Television and Related Matters"), and various proposals to further the development of alternative video delivery systems that would compete in varying degrees with both cable television and television broadcasting operations. The multiple ownership rules were relaxed by amendments to the Communications Act enacted in 1996 and broadcast companies are now permitted to own an unlimited number of television stations as long as the combined service areas of such stations do not include more than 35% of the U.S. population. The Company is unable to determine what impact the various proceedings and other matters described in this paragraph may ultimately have on the Company's television broadcast operations.

                            CABLE TELEVISION DIVISION

         As of the end of 1998 the Company (through subsidiaries) provided basic cable service to approximately 733,000 subscribers (representing about 73% of the 1,000,800 homes passed by the systems) and had in force more than 417,000 subscriptions to premium program services.

         During 1998 the Company both acquired and disposed of cable television systems. These transactions included the purchase in March of a system serving 7,500 subscribers in Grenada and Bruce, Mississippi, the purchase in June of a system serving 36,000 subscribers in Anniston, Alabama, and the purchase in July of systems serving an aggregate of 72,000 subscribers in Mississippi, Oklahoma and Texas. Also in July the Company sold 14 of its smallest systems which together served about 29,000 subscribers.

         The Company's cable systems are located in 18 Midwestern, Southern and Western states and typically serve smaller communities: thus 21 of the Company's current systems pass fewer than 10,000 dwelling units, 15 pass 10,000-25,000 dwelling units, and 17 pass more than 25,000 dwelling units, of which the two largest are in Modesto and Santa Rosa, California, each serving more than 50,000 subscribers.

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

         Among other things, the Telecommunications Act of 1996 altered the preexisting regulatory environment by expanding the definition of "effective competition" (a condition that precludes regulation of the rates charged by a cable system for basic and optional tiers of service), relaxing cost-of-service rules, raising the threshold for FCC investigations of rate complaints, and terminating rate regulation for some small cable systems. For cable systems that do not fall within the effective-competition or small-system exemptions (including all of the cable systems owned by the Company), monthly subscription rates for the basic tier of cable service may be regulated by municipalities, subject to procedures and criteria established by the FCC, and the FCC may regulate the rates charged for optional tiers of service. Rates charged by cable television systems for pay-per-view service, for per-channel premium program services and for advertising are all exempt from regulation. Cable television systems may also add channels to an unregulated new product tier, but the channels must be new to the system as of October 1, 1994. The FCC's authority to regulate the rates charged for optional tiers of service currently is scheduled to expire on March 31, 1999.

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

         During the past several years, the FCC has adopted various rule changes intended to facilitate the development of so-called "wireless cable," a video service that is capable of distributing approximately 30 television channels in a local area by over-the-air microwave transmission using analog technology and is capable of providing a greater number of channels using digital compression technologies. Moreover, in late 1998 the FCC began issuing licenses for a new digital wireless cable service which will utilize up to 1,300 megahertz of spectrum in the 28 and 31 gigahertz bands and is intended to provide large numbers of video channels as well as voice and data transmission services. Wireless cable services are not required to obtain franchises from local governmental authorities and generally operate under fewer regulatory requirements than conventional cable television systems.

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

         The domestic edition of Newsweek is comprised of over 100 different geographic or demographic editions which carry substantially identical news and feature material but enable advertisers to direct messages to specific market areas or demographic groups. Domestically, Newsweek ranks second in circulation among the three leading weekly news magazines (Newsweek, Time and U.S. News & World Report). For each of the last five years Newsweek's average weekly domestic circulation rate base has been 3,100,000 copies and its percentage of the total weekly domestic circulation rate base of the three leading weekly news magazines has been 33.5%.

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

         The total number of Newsweek's domestic advertising pages and gross domestic advertising revenues as reported by Publishers' Information Bureau, Inc., together with Newsweek's percentages of the total number of advertising pages and total advertising revenues of the three leading weekly news magazines, for the past five years have been as follows:

                                                                      NEWSWEEK
                                NEWSWEEK     PERCENTAGE OF              GROSS         PERCENTAGE OF
                               ADVERTISING   THREE LEADING           ADVERTISING      THREE LEADING
                                 PAGES*      NEWS MAGAZINES           REVENUES*       NEWS MAGAZINES
                                --------    ----------------        -------------    ----------------
1994.......................       2,057          32.1%            $ 276,074,000           32.4%
1995.......................       2,279          34.1%              328,886,000           34.9%
1996.......................       2,520          36.6%              381,621,000           37.0%
1997.......................       2,633          35.4%              406,324,000           35.1%
1998.......................       2,472          34.4%              393,168,000           33.8%

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

         Newsweek's advertising rates are based on its average weekly circulation rate base and are competitive with the other weekly news magazines. Effective with the January 12, 1998 issue, national advertising rates were increased by an average of 4.0%. Beginning with the issue dated January 11, 1999, national advertising rates were increased again, also by an average of 4.0%.

         Newsweek Business Plus, which is published 39 times a year, is a demographic edition of Newsweek distributed to high-income professional and managerial subscribers and subscribers in zip-code-defined areas. Advertising rates for this edition were increased an average of 4.0% in January 1998 and by an additional 8.0% in January 1999. The circulation rate base for this edition was increased from 1,000,000 to 1,200,000 copies at the beginning of 1999.

         Newsweek's other demographic edition, Newsweek Woman, which was published 13 times during 1998, is distributed to selected female subscribers. At the beginning of 1998 advertising rates for this edition were increased by an average of 4.0%. Early in 1999 advertising rates were increased by an additional 14.3% and the circulation rate base was increased from 700,000 to 800,000 copies.

         Internationally, Newsweek is published in an Atlantic edition covering the British Isles, Europe, the Middle East and Africa, an Asian edition covering Japan, Korea and Southeast Asia, and a Latin America edition, all of which are in the English language. Editorial copy solely of domestic interest is eliminated in the international editions and is replaced by other international, business or national coverage primarily of interest abroad.

         Since 1984 a section of Newsweek articles has been included in The Bulletin, an Australian weekly news magazine which also circulates in New Zealand. In 1986 a Japanese-language edition of Newsweek, Newsweek Nihon Ban, began publication in Tokyo pursuant to an arrangement with a Japanese publishing company which translates editorial copy, sells advertising in Japan and prints and distributes the edition. Newsweek Hankuk Pan, a Korean-language edition of Newsweek, began publication in 1991 pursuant to a similar arrangement with a Korean publishing company. Since 1996 Newsweek en Espanol, a Spanish-language edition of Newsweek distributed in Latin America, has been published under an agreement with a Miami-based publishing company which translates editorial copy, prints and distributes the edition and jointly sells advertising with Newsweek. Also, a Russian-language newsweekly modeled after Newsweek began publication in 1996 pursuant to licensing and advisory agreements entered into by Newsweek with a Russian publishing and broadcasting company. This magazine includes selected stories translated from Newsweek's various U.S. and foreign editions and is called Itogi (which means "summing-up" in Russian).

         The average weekly circulation rate base, advertising pages and gross advertising revenues of Newsweek's international editions (not including The Bulletin insertions or the foreign-language editions of Newsweek) for the past five years have been as follows:

                               AVERAGE WEEKLY                                GROSS
                                 CIRCULATION         ADVERTISING          ADVERTISING
                                  RATE BASE            PAGES*              REVENUES*
                                -------------         --------           -------------
1994.......................        638,000              2,351            $ 79,900,000
1995.......................        640,000              2,502              90,968,000
1996.......................        642,000              2,446              92,638,000
1997.......................        657,000              2,287              89,330,000
1998.......................        660,000              2,120              83,051,000

-------------

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

         For 1999 the average weekly circulation rate base for Newsweek's English-language international editions (not including The Bulletin insertions) will be 660,000 copies. Newsweek's rate card estimates the average weekly circulation in 1999 for The Bulletin insertions will be 85,000 copies and for the Japanese-, Korean-, Russian- and Spanish-language editions will be 130,000, 90,000, 85,000 and 50,000 copies, respectively.

         Since 1994 Newsweek has produced a weekly news magazine for online distribution which most recently had been available on the America Online service. In October 1998 Newsweek.com, an Internet version of Newsweek, made its debut on the World Wide Web at www.newsweek.com. This magazine supplements Newsweek's print edition with daily news updates and other features, and is being produced by Washingtonpost.Newsweek Interactive Company, another subsidiary of the Company.

         In August 1996 the United States Food and Drug Administration issued final rules designed to restrict the marketing of tobacco products to minors. These rules, which among other things would have limited advertising for tobacco products in print publications whose youth readership exceeds certain levels to black and white, text-only "tombstone" ads, were scheduled to go into effect on August 28, 1997. Shortly before the effective date a U.S. District Court in North Carolina held that the FDA's proposed advertising rules exceeded its authority and stayed the application of those rules. In August 1998 the U.S. Court of Appeals for the Fourth Circuit ruled more broadly that the FDA has no jurisdiction over tobacco product advertising and subsequently denied the FDA's request for a rehearing. The FDA has filed a petition for certiorari with the United States Supreme Court. Also during 1998 Congress considered a range of legislative proposals related to the marketing of tobacco products which included voluntary advertising restrictions on tobacco advertising and the possible loss by the tobacco industry of tax deductibility for advertising expenditures. The Company cannot now predict whether the FDA rules described above will ultimately go into effect or what other actions may eventually be taken to restrict tobacco advertising. However such advertising accounts for only about 1% of Newsweek's operating revenues and negligible revenues at The Washington Post and the Company's other publications. Moreover, Federal law has prohibited the carrying of advertisements for cigarettes and smokeless tobacco by commercial radio and television stations for many years. Thus the Company believes that any restrictions on tobacco advertising which may eventually be put into effect would not have a material adverse effect on Newsweek or on any of the Company's other business operations.

POST-NEWSWEEK BUSINESS INFORMATION

         The Company's Post-Newsweek Business Information, Inc. subsidiary publishes controlled-circulation trade periodicals and produces trade shows for the information technology industry.

         For several years PNBI has published Washington Technology, a biweekly tabloid newspaper for government information technology systems integrators. During 1998 PNBI integrated Washington Technology with other publishing assets acquired from Reed Elsevier in December 1997 to form its Government Group. PNBI's Government Group also includes Government Computer News, a tabloid newspaper published 32 times per year serving government managers who buy information technology products and services, GCN State & Local, a monthly tabloid newspaper for state and local information technology buyers, GCN Shopper, a tabloid newspaper published six times per year providing information technology product reviews and other buying information for government managers, and government WINDOWS NT, a quarterly magazine covering government's use of the Windows NT platform which was launched in the fall of 1998. Washington Technology, Computer Government News, GCN State & Local, GCN Shopper and government WINDOWS NT have circulations of about 40,000, 87,000, 55,000, 120,000 and 70,000 copies, respectively. Also part of PNBI's Government Group are the FOSE and FEDimaging trade shows, held together each spring in Washington, D.C. for information technology decision makers in government and industry.

         PNBI's Technology Finance Group publishes TechCapital, a magazine which reaches about 50,000 technology entrepreneurs and technology industry financiers and investors nine times per year, and the IT Almanac, an annual directory of technology industry executives. The Technology Finance Group also sponsors the annual Greater Washington High Technology Awards Banquet, which is held each May in Washington, D.C. for over 1,200 technology executives.

         PNBI also operates Newsbytes News Network, a newswire service that electronically distributes about 80 news stories per day about the information technology, personal computer, telecommunications and related industries to newspapers, magazines, online services and other subscribers around the world.

         During 1998 PNBI ceased publication of Reseller Management magazine, acquired together with other assets from Reed Elsevier in 1997, and also sold the assets of one of its other publications, Integration Management.

                                OTHER ACTIVITIES

KAPLAN EDUCATIONAL CENTERS

         Kaplan Educational Centers, Inc., a subsidiary of the Company, prepares students through its Test Preparation and Admissions Division for a broad range of admissions and licensing examinations including the SAT's, LSAT's, GMAT's, MCAT's, GRE's, and nursing and medical boards. This business can be subdivided into four categories: Pre-college (serving primarily high school students preparing for the SAT's and ACT's); Graduate (serving college students and professionals, primarily with preparation for admissions tests to graduate, medical and law schools); Licensure (serving medical and accounting professionals preparing for licensing exams); and English Language Training (serving foreign students and professionals wishing to study or work in the U.S.). In 1998 this division of Kaplan enrolled over 135,000 students and provided courses at 150 permanent centers located throughout the United States,

Canada, Puerto Rico and London. In addition, Kaplan licenses material for certain of these courses to third parties who during 1998 offered such courses at 27 centers located in 18 countries.

         Through its Score Learning Division, Kaplan offers computer-based learning and individualized tutoring to students in elementary school through high school. Score's services are provided in facilities separate from Kaplan's test preparation centers due to differing configuration and equipment requirements. During 1998 Score served over 20,000 students in 68 centers in California, Massachusetts, Connecticut, New York, Maryland, Virginia, New Jersey, Illinois and Colorado, up from 13,000 students and 37 centers in 1997.

         Kaplan's Learning Services Division, which commenced operations in 1996, provides customized assessment and supplemental educational programs to secondary schools and colleges. In 1998 this division served over 10,000 students in California, Florida, Pennsylvania, New York, South Carolina and Tennessee.

         Kaplan's Professional Division offers recruitment and training services for corporations and individuals seeking to advance their careers. Kaplan Professional consists of Kaplan Professional Career Services, the largest provider of career fairs in North America, which served nearly 300,000 job candidates at over 300 events in 1998; Dearborn Publishing Group, a provider of pre-license training and continuing education for securities, insurance and real estate professionals; and Perfect Access, a provider of information technology training and consulting to corporations and law firms. Many of the businesses that comprise the Kaplan Professional Division were acquired in 1998.

         Through its Books and Software Division, Kaplan currently co-publishes 95 book titles in the areas of test preparation, admissions, career guidance and life skills, most of which are printed and distributed through an agreement with a major publisher. This division also creates educational software and sold 10 titles in 1998 pursuant to an arrangement with a third party which is responsible for production and distribution.

         In September 1998 Kaplan launched Concord University School of Law, the nation's first school offering a juris doctor degree earned wholly online. At the end of 1998 Concord enrolled its first class of students. Concord has received temporary operating approval from the California Bureau of Private Postsecondary and Vocational Education and is registered with the Committee of Bar Examiners of the State of California. Graduates will, therefore, be allowed to sit for the California bar examination.

WASHINGTONPOST.NEWSWEEK INTERACTIVE

         Washingtonpost.Newsweek Interactive Company (formerly named Digital Ink Co.) develops news and information products for electronic distribution. Since July 1996 this subsidiary of the Company has operated washingtonpost.com, a World Wide Web site that features the full editorial text of The Washington Post and most of The Post's classified advertising as well as original content created by WPNI's staff and content obtained from other sources. The washingtonpost.com site also features a comprehensive city guide focusing on the Washington, D.C. area, including an arts and entertainment section, a community section and an online yellow pages directory. This site is currently generating more than 65 million page views per month and the Company believes (based on data from Media Metrix) is among the top five national news sites on the Internet. The Company (either directly or through WPNI) also holds minority equity interests in Classified Ventures, Inc. and CareerPath.com LLC, entities formed to compete in the business of providing nationwide classified advertising databases on the Internet. Classified Ventures covers the product categories of automobiles, apartment rentals and real estate, while CareerPath covers the area of recruitment advertising. Listings for these services come from various sources, including (in most cases) direct sales and classified listings from the newspapers of participating companies. Links to the Classified Ventures and CareerPath services are included in the washingtonpost.com site.

         WPNI also produces the newsweek.com Web site which was launched in October 1998 and contains editorial content from the print edition of Newsweek as well as daily news updates and analysis, photo galleries, Web guides and other features.

LEGI-SLATE

         The Company's Legi-Slate, Inc. subsidiary provides its customers with access to a computerized database containing detailed information on the legislative and regulatory activities of the United States government. The Legi-Slate database contains both abstracts and the full text of every bill and resolution introduced in Congress, the entire Congressional Record and every document published in the Federal Register. Content compiled by Legi-Slate includes detailed legislative histories, complete voting records and the Daily CFR(TM) service, a daily update of the Code of Federal Regulations. The database also includes relevant editorial material which is both licensed from third parties and produced by Legi-Slate's own editorial staff. Legi-Slate also provides customers with custom legislative and regulatory monitoring services.

INTERNATIONAL HERALD TRIBUNE

         The Company beneficially owns 50% of the outstanding common stock of the International Herald Tribune, S.A.S., a French company which publishes the International Herald Tribune in Paris, France. This English-language newspaper has an average daily paid circulation of almost 223,000 copies and is distributed in over 180 countries.

COWLES MEDIA COMPANY

         On March 20, 1998, Cowles Media Company ("Cowles") and McClatchy Newspapers, Inc. ("McClatchy") completed a series of transactions resulting in the merger of Cowles and McClatchy. In the merger each share of Cowles common stock was converted (based upon elections of Cowles stockholders) into shares of McClatchy stock or a combination of cash and McClatchy stock. At the date of this merger a wholly-owned subsidiary of the Company owned approximately 28% of the outstanding common stock of Cowles, most of which was acquired in 1985. As a result of this transaction the Company's subsidiary received $330.5 million in cash and shares of McClatchy Class A common stock with a fair market value of approximately $21.6 million.

MOFFET, LARSON & JOHNSON

         In July 1998 the Company disposed of its 80% interest in Moffet, Larson & Johnson, Inc., a telecommunications engineering firm.

                          PRODUCTION AND RAW MATERIALS

         Early in 1999 the Company completed a $230 million capital investment program consisting of the expansion of The Washington Post's printing plant in Fairfax County, Virginia, the construction of a new printing plant in Prince George's County, Maryland, and the replacement of all the newspaper's printing presses. The eight new presses which have been installed permit a significantly greater use of color and enhance The Post's ability to zone editorial content and advertising. Production operations at the newspaper's two printing facilities in Washington, D.C. have been discontinued.

         All editions of The Herald and The Enterprise Newspapers are produced at The Daily Herald Company's plant in Everett, Washington. The Gazette Newspapers are printed at the commercial printing facility owned by The Gazette Newspapers, Inc.

         Newsweek's domestic edition is produced by three independent contract printers at five separate plants in the United States; advertising inserts and photo-offset films for the domestic edition are also produced by independent contractors. The international editions of Newsweek are printed in England, Hong Kong, Singapore, Switzerland, the Netherlands, South Africa and Hollywood, Florida; insertions for The Bulletin are printed in Australia. In September 1997 Newsweek and a subsidiary of Time Warner Inc. formed a jointly owned company which is based in England and provides production and distribution services for the Atlantic editions of both Newsweek and Time.

         All Post-Newsweek Business Information publications are produced by independent contract printers.

         In 1998 The Washington Post consumed about 250,000* tons of newsprint purchased from a number of suppliers, including Bowater Incorporated, which supplied approximately 30% of The Post's 1998 newsprint requirements. About 27% of the newsprint The Post purchases from Bowater Incorporated is provided by Bowater Mersey Paper Company Limited, 49% of the common stock of which is owned by the Company (the majority interest being held by a subsidiary of Bowater Incorporated). Bowater Mersey owns and operates a newsprint mill near Halifax, Nova Scotia, and owns extensive woodlands that provide part of the mill's wood requirements. In 1998 Bowater Mersey produced about 260,000 tons of newsprint.

         The announced price of newsprint (excluding discounts) was approximately $750 per ton throughout 1998. Discounts from the announced price of newsprint can be substantial and prevailing discounts decreased during the year. The Post believes it has adequate newsprint available through contracts with its various suppliers. Over 90% of the newsprint used by The Post includes some recycled content. The Company owns 80% of the stock of Capitol Fiber Inc., which handles and sells to recycling industries old newspapers and other paper collected in Washington, D.C., Maryland and northern Virginia.

         In 1998 the operations of The Daily Herald Company and The Gazette Newspapers, Inc. consumed approximately 9,200 and 13,800 tons of newsprint, respectively, which was obtained in each case from various suppliers. Approximately 70% of the newsprint used by The Daily Herald Company and 25% of the newsprint used by The Gazette Newspapers, Inc. includes some recycled content.

         The domestic edition of Newsweek consumed about 34,300 tons of paper in 1998, the bulk of which was purchased from eight major suppliers. The current cost of body paper (the principal paper component of the magazine) is approximately $990 per ton.

         Over 90% of the aggregate domestic circulation of Newsweek is delivered by second-class mail, most Newsweek subscriptions are solicited by either first- or third-class mail, and all Post-Newsweek Business Information publications are delivered by second-class mail. Thus substantial increases in postal rates for these classes of mail could have a significant negative impact on the operating income of these business units. Effective January 10, 1999, rate increases of 3% for first-class mail and approximately 4% for second- and third-class mail went into effect. These changes in postal rates will increase the annual postage costs of Newsweek, Inc. and PNBI by an aggregate of about $1.5 million.

                                   COMPETITION

         The Washington Post competes in the Washington, D.C. metropolitan area with The Washington Times, a newspaper which has published weekday editions since 1982 and Saturday and Sunday editions

--------------
     * All references in this report to newsprint tonnage and prices refer to short tons (2,000) and not to metric tons (2,204.6 pounds) which are often used in newsprint price quotations.

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

         The Herald circulates principally in Snohomish County, Washington; its chief competitors are the Seattle Times and the Seattle Post-Intelligencer, which are daily and Sunday newspapers published in Seattle and whose Snohomish County circulation is principally in the southwest portion of the county. Since 1983 the two Seattle newspapers have consolidated their business and production operations and combined their Sunday editions pursuant to a joint operating agreement, although they continue to publish separate daily newspapers. The Enterprise Newspapers are distributed in south Snohomish and north King Counties where their principal competitors are the Seattle Times and The Journal Newspapers, a group of weekly controlled-circulation newspapers. Numerous other weekly and semi-weekly newspapers and shoppers are distributed in The Herald's and The Enterprise Newspapers' principal circulation areas.

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

         The Company's television stations compete for audiences and advertising revenues with television and radio stations and cable television systems serving the same or nearby areas, with direct broadcast satellite services and to a lesser degree with other media such as newspapers and magazines. Both independent stations and stations affiliated with the Fox Network, the United Paramount Network and the Warner Brothers Network are becoming increasingly competitive, and Paxson Communications Corp. launched a new broadcast network in August 1998 which reaches more than 80% of U.S. television households. Cable television systems operate in substantial portions of the Company's broadcast markets where they compete for television viewing by importing out-of-market television signals and by distributing pay-cable, advertiser-supported and other programming that is originated for cable systems. In addition, direct broadcast satellite or "DBS" services provide nationwide distribution of television programming (including in some cases pay-per-view programming and programming packages unique to DBS) using small receiving dishes and digital transmission technologies. Because they lack a compulsory copyright license that would permit such distributions, DBS operators are effectively prohibited from distributing the signals of any network affiliated television station except in areas where the over-the-air signal of the same network's local affiliate is not available. Several lawsuits were filed in late 1996 which allege that certain DBS operators have not been complying with this restriction; plaintiffs in one or more of these lawsuits include the CBS and Fox television networks and various network affiliated television stations (including one of the Company's Florida stations). In the Florida litigation, a district court entered injunctions that were projected to result in the termination of distant CBS and Fox network service to more than 2 million satellite subscribers who can receive over-the-air signals from network affiliates. In March 1999, DirecTV, the DBS carrier serving the majority of these subscribers, entered into a settlement with ABC, CBS, NBC and Fox and their respective affiliate associations. Under this settlement (which has not yet been approved by the court), the terminations will be delayed several months, but will be extended to ABC and NBC distant network signals as well as those of the CBS and Fox networks. In November 1998 broadcasters also filed a similar suit against DBS carrier Echostar, which also carries distant network signals. Legislation to change the standards for reception of distant network signals is currently pending before Congress. Also, since January 1998 Echostar has been offering a service that at the present time delivers the signals of local network affiliated stations to unserved households in approximately 20 U.S. markets. Echostar is seeking changes in existing laws to permit it to offer this service to all subscribers in these markets. A new venture by Capitol Broadcasting also is seeking legislation to permit transmission of local television signals by satellite but intends to carry the signals of all full power television stations in approximately 70 markets. The transmission of local television signals by DBS services may be advantageous for the local stations included in such offerings but could increase the competition faced by local stations that are not included. The Company's television stations may also become subject to increased competition from low power television stations, wireless cable services, satellite master antenna systems (which can carry pay-cable and similar program material) and prerecorded video programming. Further, the deployment of high definition and other improved television technologies may enhance the ability of some of these other video providers to compete more effectively for viewers with the local television broadcasting stations owned by the Company.

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

         According to figures compiled by Publishers' Information Bureau, Inc., of the 232 magazines reported on by the Bureau, Newsweek ranked sixth in total advertising revenues in 1998, when it received approximately 2.9% of all advertising revenues of the magazines included in the report. The magazine industry is highly competitive both within itself and with other advertising media which compete for audience and advertising revenue.

         The publications and trade shows of Post-Newsweek Business Information compete with many other advertising vehicles and sources of similar information. In particular, Government Computer News faces competition from Federal Computer Week, a publication of IDG Communications.

         Kaplan Educational Centers competes in each of its test preparation product lines with a variety of regional and national test preparation businesses, as well as with individual tutors and in-school preparation for standardized tests. Kaplan's Score Learning Division competes with other regional and national learning centers, individual tutors and other after-school learning activities, while its Learning Services Division competes with other contract education providers. Kaplan's Professional Division competes with other companies which provide alternative or similar services in the areas of recruitment, technical training and publishing. Kaplan's Books and Software Division competes with other publishers of similar titles.

         Washingtonpost.Newsweek Interactive faces competition from many other Internet services as well as from alternative methods of delivering news and information. In addition, Internet-based services are carrying increasing amounts of advertising and over time such services could adversely affect the Company's print publications and television broadcasting operations, all of which rely on advertising for the majority of their revenues. Several companies are offering online services containing information and advertising tailored for specific metropolitan areas, including the Washington, D.C. metropolitan area. Digital Cities (an 80%-owned subsidiary of America Online) produces Digital-City Washington, which can be accessed through the Internet and is part of AOL's nationwide network of local online sites. Many other popular Internet sites, such as those of Yahoo!, Netscape Netcenter and Microsoft Network, offer their own version of a local, DC-area guide. Microsoft in particular has devoted significant marketing resources in the last several months to promoting its city guide together with a yellow pages directory. In addition, since 1997 Bell Atlantic has offered a yellow pages service on the Internet which includes information of local interest as well as a nationwide residential white pages directory and Big Yellow, an electronic directory of 16 million businesses across the United States.

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

         Donald E. Graham, age 53, has been Chairman of the Board of the Company since September 1993 and Chief Executive Officer of the Company since May 1991. Mr. Graham served as President of the Company from May 1991 until September 1993 and prior to that had been a Vice President of the Company for more than five years. Mr. Graham also is Publisher of The Washington Post, having occupied that position since 1979.

         Alan G. Spoon, age 47, is President and Chief Operating Officer of the Company. Mr. Spoon served as Executive Vice President and Chief Operating Officer of the Company from May 1991 until September 1993 and had previously been a Vice President of the Company since July 1987. Mr. Spoon also served as the Company's Vice President-Finance from July 1987 until November 1989, and as President of Newsweek, Inc. from September 1989 until May 1991.

         Katharine Graham, age 81, is Chairman of the Executive Committee of the Company's Board of Directors. Mrs. Graham previously served as Chairman of the Board of the Company from 1973 until September 1993 and as the Company's Chief Executive Officer from 1973 until May 1991.

         Diana M. Daniels, age 49, has been Vice President and General Counsel of the Company since November 1988 and Secretary of the Company since September 1991. Ms. Daniels served as General Counsel of the Company from January 1988 to November 1988 and prior to that had been Vice President and General Counsel of Newsweek, Inc. since 1979.

         Beverly R. Keil, age 52, has been a Vice President of the Company since 1986; from 1982 through 1985 she was the Company's Director of Human Resources.

ITEM 2.  PROPERTIES.

         The Company owns the principal offices of The Washington Post in downtown Washington, D.C., including both a seven-story building in use since 1950 and a connected nine-story office building on contiguous property completed in 1972 in which are located the Company's principal executive offices. Additionally, the Company owns land on the corner of 15th and L Streets, N.W., in Washington, D.C., adjacent to The Washington Post office building. This land is leased on a long-term basis to the owner of a multi-story office building which was constructed on the site in 1982. The Company rents a number of floors in this building. The Company also owns and occupies a small office building on L Street which is next to The Post's downtown office building.

         In 1980 the Company built a printing plant on 13 acres of land owned by the Company in Fairfax County, Virginia, and in 1998 completed an expansion of that facility. Also in 1998 the Company completed construction of a new printing plant and distribution facility for The Post on a 17-acre tract of land in Prince George's County, Maryland which was purchased by the Company in 1996. In addition, the Company owns a printing plant in Southeast Washington, D.C. which was used as one of the production locations for The Post until the end of 1998, as well as undeveloped land near Dulles Airport in Fairfax County, Virginia (39 acres) and in Prince George's County, Maryland (34 acres).

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

         The headquarters offices of the Company's broadcasting operations are located in Hartford, Connecticut, where they occupy premises under a lease which expires in 2002. The facilities that house the operations of each of the Company's television stations are all owned by subsidiaries of the Company, as are the related tower sites (except in Houston, Orlando and Jacksonville where the tower sites are 50% owned).

         The headquarters offices of the Cable Television Division are located in a three-story office building in Phoenix, Arizona which was purchased by the Division in 1998. The majority of the offices and head-end facilities of the Division's individual cable systems are located in buildings owned by the Division. Substantially all the tower sites used by the Division are leased.

         Robinson Terminal Warehouse Corporation owns two wharves and several warehouses in Alexandria, Virginia. These facilities are adjacent to the business district and occupy approximately seven acres of land. Robinson also owns two partially developed tracts of land in Fairfax County, Virginia, aggregating about 22 acres. These tracts are near The Washington Post's Virginia printing plant and include several warehouses. In 1992 Robinson purchased approximately 23 acres of undeveloped land on the Potomac River in Charles County, Maryland, for the possible construction of additional warehouse capacity.

         Kaplan Educational Centers, Inc. owns a six-story building located at 131 West 56th Street in New York City, which serves as an educational center primarily for foreign students, and a one-story building in Brooklyn, New York, which currently is for sale. Kaplan's principal educational center in New York City for other than international students is located at 16 Cooper Square, where Kaplan rents two floors under a lease expiring in 2013. Kaplan's distribution facilities have been consolidated in a 97,000 square foot warehouse in Aurora, Illinois which has been rented under a lease which expires in 2008. Kaplan's headquarters offices are located at 888 Seventh Avenue in New York City, where Kaplan rents space on three floors under a lease which expires in 2007. All Kaplan facilities outside of Manhattan (including administrative offices and instructional locations) occupy leased premises.

         The offices of Legi-Slate are located in Washington, D.C. and the offices of Washingtonpost.Newsweek Interactive are located in Arlington, Virginia. Post-Newsweek Business Information has its headquarters office in Vienna, Virginia and also maintains office space in Silver Spring, Maryland and Waltham, Massachusetts. The office space for each of these units is leased.

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

         The high and low sales prices of the Company's Class B Common Stock during the last two years were:

                                               1998                                 1997
                                               ----                                 ----
         Quarter                         High        Low                      High        Low
         -------                         ----        ---                      ----        ---
January - March.....................     $ 540      $ 462                     $ 361      $ 325
April - June........................       576        514                       413        335
July - September....................       606        493                       448        400
October - December..................       578        481                       491        426

         During 1998 the Company repurchased 41,033 shares of its Class B Common Stock in unsolicited transactions at prices no higher than the last sale price on the New York Stock Exchange. All of the repurchased shares were included in trading volume reported on that year's consolidated tape and accounted for about 1.3% of such volume.

         At February 19, 1999, there were 23 holders of record of the Company's Class A Common Stock and 1,234 holders of record of the Company's Class B Common Stock.

         Both classes of the Company's Common Stock participate equally as to dividends. Quarterly dividends were paid at the rate of $1.25 per share during 1998 and $1.20 per share during 1997.

ITEM 6.  SELECTED FINANCIAL DATA.

         See the information for the years 1994 through 1998 contained in the table titled "Ten-Year Summary of Selected Historic Financial Data" which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 25 hereof (with only the information for such years to be deemed filed as part of this Annual Report on Form 10-K).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         See the information contained under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 25 hereof.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As discussed in Note C to the Company's Consolidated Financial Statements at January 3, 1999, and for the periods then ended, the Company owns common stock in several publicly traded companies. These investments are subject to market price volatility. The Company classifies these investments as available for sale and records them on the balance sheet at fair value with unrealized gains or losses, net of tax effects, reported in separate components of shareholders' equity and comprehensive income.

         At January 3, 1999, the fair value of the Company's common stock investments was $256,116,000. The following table presents the hypothetical fair value of the Company's common stock investments at such date assuming hypothetical changes of plus or minus 10%, 20% and 30% in the market price of each stock included therein:

            Value of Common Stock Investments                        Value of Common Stock Investments
             Assuming Indicated Decrease in                           Assuming Indicated Increase in
                   Each Stock's Price                                       Each Stock's Price
  ------------------------------------------------------    ----------------------------------------------------
       -30%               -20%               -10%                +10%               +20%              +30%
  ----------------   ----------------   ----------------    ----------------   ---------------   ---------------
   $179,281,000       $204,893,000       $230,504,000        $281,728,000       $307,339,000      $332,951,000

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See the Company's Consolidated Financial Statements at January 3, 1999, and for the periods then ended, together with the report of PricewaterhouseCoopers LLP thereon and the information contained in Note N to said Consolidated Financial Statements titled "Summary of Quarterly Operating Results and Comprehensive Income (Unaudited)," which are included in this Annual Report on Form 10-K and listed in the index to financial information on page 25 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information contained under the heading "Executive Officers" in
Item 1 hereof and the information contained under the headings "Nominees for Election by Class A Stockholders," "Nominees for Election by Class B Stockholders" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders is incorporated herein by reference thereto.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information contained under the headings "Compensation of Directors," "Executive Compensation," "Retirement Plans," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Performance Graph" in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders is incorporated herein by reference thereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the heading "Stock Holdings of Certain Beneficial Owners and Management" in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders is incorporated herein by reference thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under the heading "Certain Transactions" in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders is incorporated herein by reference thereto.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

              (i) Financial Statements and Financial Statement Schedules

                      As listed in the index to financial information on page 25 hereof.

              (ii) Exhibits

                      As listed in the index to exhibits on page 54 hereof.

         (b) REPORTS ON FORM 8-K.

              No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON MARCH 25, 1999.

                                                  THE WASHINGTON POST COMPANY
                                                          (Registrant)

                                                    By  John B. Morse, Jr.
                                                       ------------------------
                                                        John B. Morse, Jr.
                                                       Vice President-Finance

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 25, 1999:

         Donald E. Graham             Chairman of the Board and Chief Executive
                                      Office (Principal Executive Officer) and
                                                     Director

           Alan G. Spoon              President, Chief Operating Officer and
                                                     Director

          Katharine Graham            Chairman of the Executive Committee of
                                              the Board and Director

         John B. Morse, Jr.           Vice President-Finance (Principal
                                      Financial and Accounting Officer)

         Warren E. Buffett                         Director

          Daniel B. Burke                          Director

           James E. Burke                          Director

            Martin Cohen                           Director

      George J. Gillespie, III                     Director

          Ralph E. Gomory                          Director

          Donald R. Keough                         Director

       Barbara Scott Preiskel                      Director

          William J. Ruane                         Director

         Richard D. Simmons                        Director

          George W. Wilson                         Director


                                            By  John B. Morse, Jr.
                                              -----------------------
                                                John B. Morse, Jr.
                                                 Attorney-in-Fact

         An original power of attorney authorizing Donald E. Graham, Alan G. Spoon, Katharine Graham and John B. Morse, Jr., and each of them, to sign all reports required to be filed by the Registrant pursuant to the Securities Exchange Act of 1934 on behalf of the above-named directors and officers has been filed with the Securities and Exchange Commission.

                     [ THIS PAGE INTENTIONALLY LEFT BLANK ]

                         INDEX TO FINANCIAL INFORMATION

                                --------------

                           THE WASHINGTON POST COMPANY

                                                                                                                 PAGE
                                                                                                                 ----
Financial Statements and Schedules:

           Report of Independent Accountants  ...................................................................  26
           Consolidated Statements of Income for the Three Fiscal Years
                Ended January 3, 1999  ..........................................................................  27
           Consolidated Statements of Comprehensive Income for the Three
                Fiscal Years Ended January 3, 1999  .............................................................  27
           Consolidated Balance Sheets at January 3, 1999 and December 28, 1997  ................................  28
           Consolidated Statements of Cash Flows for the Three Fiscal Years
                Ended January 3, 1999  ..........................................................................  30
           Consolidated Statements of Changes in Common Shareholders' Equity for the Three
                Fiscal Years Ended January 3, 1999  .............................................................  31
           Notes to Consolidated Financial Statements  ..........................................................  32
           Financial Statement Schedules for the Three Fiscal Years Ended January 3, 1999:
                     II - Valuation and Qualifying Accounts  ....................................................  44
Management's Discussion and Analysis of Results of Operations and Financial
           Condition (Unaudited)  ...............................................................................  45
Ten-Year Summary of Selected Historical Financial Data (Unaudited)  .............................................  52


           All other schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements or the notes thereto referred to above.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Shareholders of
The Washington Post Company

In our opinion, the consolidated financial statements, including the financial statement schedule, referred to under Item 14(a)(i) on page 22 and listed in the index on page 25 present fairly, in all material respects, the financial position of The Washington Post Company and its subsidiaries at January 3, 1999 and December 28, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Washington, D.C.
February 22, 1999

Consolidated Statements of Income

                                                                                    Fiscal year ended
                                                              --------------------------------------------------------------
                                                              January 3,              December 28,             December 29,
(in thousands, except share amounts)                             1999                     1997                     1996
----------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
    Advertising                                               $1,297,621              $1,236,877               $1,172,706
    Circulation and subscriber                                   547,450                 519,620                  490,973
    Other                                                        265,289                 199,756                  189,766
                                                              -----------------------------------------------------------
                                                               2,110,360               1,956,253                1,853,445
                                                              -----------------------------------------------------------

OPERATING COSTS AND EXPENSES
    Operating                                                  1,139,177               1,019,869                1,007,057
    Selling, general and administrative                          453,149                 449,996                  414,280
    Depreciation of property, plant and equipment                 89,248                  71,478                   65,103
    Amortization of goodwill and other intangibles                49,889                  33,559                   29,836
                                                              -----------------------------------------------------------
                                                               1,731,463               1,574,902                1,516,276
                                                              -----------------------------------------------------------
INCOME FROM OPERATIONS                                           378,897                 381,351                  337,169

    Equity in (losses) earnings of affiliates                     (5,140)                  9,955                   19,702
    Interest income                                                1,137                   3,471                    5,359
    Interest expense                                             (11,538)                 (1,252)                  (1,514)
    Other income (expense), net                                  304,703                  69,549                     (499)
                                                              -----------------------------------------------------------
INCOME BEFORE INCOME TAXES                                       668,059                 463,074                  360,217
PROVISION FOR INCOME TAXES                                       250,800                 181,500                  139,400
                                                              -----------------------------------------------------------
NET INCOME                                                       417,259                 281,574                  220,817
REDEEMABLE PREFERRED STOCK DIVIDENDS                                (956)                   (956)                    (680)
                                                              -----------------------------------------------------------
NET INCOME AVAILABLE FOR COMMON SHARES                        $  416,303              $  280,618               $  220,137
                                                              ===========================================================
BASIC EARNINGS PER COMMON SHARE                               $    41.27              $    26.23               $    20.08
                                                              ===========================================================
DILUTED EARNINGS PER COMMON SHARE                             $    41.10              $    26.15               $    20.05
                                                              ===========================================================


Consolidated Statements of Comprehensive Income

                                                                                  Fiscal year ended
                                                             -------------------------------------------------------------
                                                             January 3,             December 28,             December 29,
(in thousands)                                                  1999                    1997                     1996
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                    $417,259                $281,574                 $220,817
                                                              ---------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS)
    Foreign currency translation adjustments                    (1,136)                 (5,127)                    (874)
    Change in unrealized gain on available-for-sale
      securities                                                68,768                  (5,121)                    (113)
                                                              ---------------------------------------------------------
                                                                67,632                 (10,248)                    (987)
    Income tax (expense) benefit related to other
      comprehensive income (loss)                              (26,819)                  1,997                       44
                                                              ---------------------------------------------------------
                                                                40,813                  (8,251)                    (943)
                                                              ---------------------------------------------------------
COMPREHENSIVE INCOME                                          $458,072                $273,323                 $219,874
                                                              =========================================================

The information on pages 32 through 43 is an integral part of the financial statements.

Consolidated Balance Sheets

                                                                       January 3,                    December 28,
(in thousands, except share amounts)                                      1999                           1997
------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                          $   15,190                     $   21,117
    Investments in marketable equity securities                            71,676                          3,366
    Accounts receivable, net                                              236,514                        244,203
    Federal and state income taxes                                         35,395                             --
    Inventories                                                            20,154                         19,213
    Other current assets                                                   25,949                         23,959
                                                                       -----------------------------------------
                                                                          404,878                        311,858


PROPERTY, PLANT AND EQUIPMENT
    Buildings                                                             248,764                        188,836
    Machinery, equipment and fixtures                                     977,710                        800,435
    Leasehold improvements                                                 50,556                         39,017
                                                                       -----------------------------------------
                                                                        1,277,030                      1,028,288
    Less accumulated depreciation                                        (566,616)                      (577,445)
                                                                       -----------------------------------------
                                                                          710,414                        450,843
    Land                                                                   41,191                         33,953
    Construction in progress                                               89,457                        168,954
                                                                       -----------------------------------------
                                                                          841,062                        653,750


INVESTMENTS IN MARKETABLE EQUITY SECURITIES                               184,440                             --


INVESTMENTS IN AFFILIATES                                                  68,530                        154,791


GOODWILL AND OTHER INTANGIBLES, less accumulated amortization
    of $286,135 and $241,308                                              883,232                        679,714


PREPAID PENSION COST                                                      256,134                        194,137


DEFERRED CHARGES AND OTHER ASSETS                                          91,385                         83,067
                                                                       -----------------------------------------
                                                                       $2,729,661                     $2,077,317
                                                                       =========================================

The information on pages 32 through 43 is an integral part of the financial statements.

                                                                           January 3,                    December 28,
(in thousands, except share amounts)                                          1999                           1997
---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                              $  245,068                     $  213,824
    Federal and state income taxes                                                --                         18,352
    Deferred subscription revenue                                             85,649                         80,186
    Short-term borrowings                                                     58,362                        296,394
                                                                          -----------------------------------------
                                                                             389,079                        608,756

OTHER LIABILITIES                                                            261,896                        241,234

DEFERRED INCOME TAXES                                                         83,710                         31,306

LONG-TERM DEBT                                                               395,000                             --
                                                                          -----------------------------------------
                                                                           1,129,685                        881,296
                                                                          -----------------------------------------


COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK, Series A, $1 par value, with a
    redemption and liquidation value of $1,000 per share;
    23,000 shares authorized; 11,873 and 11,947 shares
    issued and outstanding                                                    11,873                         11,947
                                                                          -----------------------------------------
PREFERRED STOCK, $1 par value; 977,000 shares authorized,
    none issued                                                                   --                             --
                                                                          -----------------------------------------


COMMON SHAREHOLDERS' EQUITY
    Common stock
      Class A common stock, $1 par value; 7,000,000 shares
        authorized; 1,739,250 shares issued and outstanding                    1,739                          1,739
      Class B common stock, $1 par value; 40,000,000 shares
        authorized; 18,260,750 shares issued; 8,353,994 and
        8,349,962 shares outstanding                                          18,261                         18,261
    Capital in excess of par value                                            46,199                         33,415
    Retained earnings                                                      2,597,217                      2,231,341
    Accumulated other comprehensive income (loss), net of taxes
      Cumulative foreign currency translation adjustment                      (1,600)                          (464)
      Unrealized gain on available-for-sale securities                        41,980                             31
    Cost of 9,906,756 and 9,910,788 shares of Class B common
      stock held in treasury                                              (1,115,693)                    (1,100,249)
                                                                          -----------------------------------------
                                                                           1,588,103                      1,184,074
                                                                          -----------------------------------------
                                                                          $2,729,661                     $2,077,317
                                                                          =========================================


The information on pages 32 through 43 is an integral part of the financial statements.

Consolidated Statements of Cash Flows

                                                                                          Fiscal year ended
                                                                    ---------------------------------------------------------------
                                                                    January 3,              December 28,              December 29,
(in thousands)                                                         1999                     1997                      1996
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                      $ 417,259                $ 281,574                 $ 220,817
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation of property, plant and equipment                    89,248                   71,478                    65,103
      Amortization of goodwill and other intangibles                   49,889                   33,559                    29,836
      Net pension benefit                                             (61,997)                 (30,227)                  (23,269)
      Gain from disposition of businesses, net                       (314,400)                 (44,560)                   (3,112)
      Equity in losses (earnings) of affiliates, net of
        distributions                                                   9,145                   (6,996)                  (11,099)
      Provision for deferred income taxes                              26,987                    3,089                    (4,273)
      Change in assets and liabilities:
        Decrease (increase) in accounts receivable, net                22,041                   (8,438)                  (31,444)
        (Increase) decrease in inventories                               (941)                   5,214                     2,339
        Increase in accounts payable and accrued liabilities           13,949                   19,638                    26,923
        (Decrease) increase in income taxes payable                   (53,747)                 (13,709)                    1,887
        Decrease in other assets and other liabilities, net             6,778                    2,690                     3,634
      Other                                                            18,902                    4,985                     8,073
                                                                    ------------------------------------------------------------
        Net cash provided by operating activities                     223,113                  318,297                   285,415
                                                                    ------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net proceeds from sale of businesses                              376,442                  120,208                     3,517
    Purchases of property, plant and equipment                       (244,219)                (214,573)                  (79,981)
    Purchases of marketable equity securities                        (164,955)                      --                        --
    Sales and maturities of marketable securities                      38,246                       --                    12,821
    Investments in certain businesses                                (320,597)                (178,943)                 (147,471)
    Other                                                              (5,960)                  (3,187)                      784
                                                                    ------------------------------------------------------------
        Net cash used in investing activities                        (321,043)                (276,495)                 (210,330)
                                                                    ------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on debt                                       (296,394)                      --                   (50,209)
    Issuance of debt                                                  453,362                  296,394                        --
    Issuance of redeemable preferred stock                                 --                       --                    11,947
    Redemption of redeemable preferred stock                              (74)                      --                        --
    Dividends paid                                                    (51,383)                 (52,592)                  (51,164)
    Common shares repurchased                                         (20,512)                (368,565)                  (32,302)
    Proceeds from exercise of stock options                             7,004                    1,800                     2,020
                                                                    ------------------------------------------------------------
        Net cash provided by (used in) financing activities            92,003                 (122,963)                 (119,708)
                                                                    ------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (5,927)                 (81,161)                  (44,623)

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF YEAR                                                            21,117                  102,278                   146,901
                                                                    ------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                            $  15,190                $  21,117                 $ 102,278
                                                                    ============================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the year for:
      Income taxes                                                  $ 280,000                $ 164,000                 $ 142,000
      Interest, net of amounts capitalized                          $   8,700                $     350                 $   5,115

The information on pages 32 through 43 is an integral part of the financial statements.

Consolidated Statements of Changes
in Common Shareholders' Equity

                                                                                               Cumulative   Unrealized
                                                                                                 Foreign     Gain on
                                                     Class A   Class B  Capital in              Currency    Available-
                                                     Common    Common   Excess of   Retained   Translation   for-Sale      Treasury
(in thousands, except share amounts)                  Stock     Stock   Par Value   Earnings   Adjustment   Securities      Stock
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                           $1,804    $18,196   $24,941   $1,832,706    $ 5,537     $ 3,224   $  (702,204)
    Net income for the year                                                           220,817
    Dividends paid on common stock --
      $4.60 per share                                                                 (50,484)
    Dividends paid on redeemable preferred stock                                         (680)
    Repurchase of 103,642 shares of
      Class B common stock                                                                                                 (32,302)
    Issuance of 8,644 shares of Class B common
      stock, net of restricted stock award
      forfeitures                                                          1,173                                               677
    Change in foreign currency translation
      adjustment (net of taxes)                                                                     (874)
    Change in unrealized gain on available-for-sale
      securities (net of taxes)                                                                                  (69)
    Conversion of Class A common stock to
      Class B common stock                              (25)        25
    Other                                                                    341
                                                     -----------------------------------------------------------------------------
Balance, December 29, 1996                            1,779     18,221    26,455    2,002,359      4,663       3,155      (733,829)
    Net income for the year                                                           281,574
    Dividends paid on common stock --
      $4.80 per share                                                                 (51,636)
    Dividends paid on redeemable preferred stock                                         (956)
    Repurchase of 846,290 shares of
      Class B common stock                                                                                                (368,565)
    Issuance of 24,962 shares of Class B common
      stock, net of restricted stock award
      forfeitures                                                          6,025                                             2,145
    Change in foreign currency translation
      adjustment (net of taxes)                                                                   (5,127)
    Change in unrealized gain on available-for-sale
      securities (net of taxes)                                                                               (3,124)
    Conversion of Class A common stock to
      Class B common stock                              (40)        40
    Other                                                                    935
                                                     -----------------------------------------------------------------------------
Balance, December 28, 1997                            1,739     18,261    33,415    2,231,341       (464)         31    (1,100,249)
    Net income for the year                                                           417,259
    Dividends paid on common stock --
      $5.00 per share                                                                 (50,427)
    Dividends paid on redeemable preferred stock                                         (956)
    Repurchase of 41,033 shares of
      Class B common stock                                                                                                 (20,512)
    Issuance of 45,065 shares of Class B common
      stock, net of restricted stock award
      forfeitures                                                          9,772                                             5,068
    Change in foreign currency translation
      adjustment (net of taxes)                                                                   (1,136)
    Change in unrealized gain on available-for-sale
      securities (net of taxes)                                                                               41,949
    Other                                                                  3,012
                                                     -----------------------------------------------------------------------------
Balance, January 3, 1999                             $1,739    $18,261   $46,199   $2,597,217    $(1,600)    $41,980   $(1,115,693)
                                                     =============================================================================

The information on pages 32 through 43 is an integral part of the financial statements.

Notes to Consolidated Financial Statements

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Washington Post Company (the "Company") is a diversified media organization whose principal operations consist of newspaper publishing (primarily The Washington Post newspaper), television broadcasting (through the ownership and operation of six network-affiliated television stations), the ownership and operation of cable television systems, and magazine publishing (primarily Newsweek magazine). The Company also produces news and other information products and services for electronic distribution and provides test preparation and related services.

FISCAL YEAR. The Company reports on a 52-53 week fiscal year ending on the Sunday nearest December 31. The fiscal year 1998, which ended on January 3, 1999, included 53 weeks, while 1997 and 1996 each included 52 weeks. With the exception of the newspaper publishing operations, subsidiaries of the Company report on a calendar-year basis.

PRINCIPLES OF CONSOLIDATION. The accompanying financial statements include the accounts of the Company and its subsidiaries; significant intercompany transactions have been eliminated.

PRESENTATION. Certain amounts in previously issued financial statements have been reclassified to conform to the 1998 presentation.

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

INVESTMENTS IN MARKETABLE EQUITY SECURITIES. The Company's investments in marketable equity securities are classified as available-for-sale and therefore are recorded at fair value in the Consolidated Balance Sheets, with the change in fair value during the period excluded from earnings and recorded net of tax as a separate component of equity and comprehensive income.

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

       Depreciation is calculated using the straight-line method over the estimated useful lives of the property, plant and equipment: 3 to 20 years for machinery and equipment, and 20 to 50 years for buildings. The costs of leasehold improvements are amortized over the lesser of the useful lives or the terms of the respective leases.

GOODWILL AND OTHER INTANGIBLES. Goodwill and other intangibles represent the unamortized excess of the cost of acquiring subsidiary companies over the fair values of such companies' net tangible assets at the dates of acquisition. Goodwill and other intangibles are being amortized by use of the straight-line method over periods ranging from 15 to 40 years (with the majority being amortized over 15 to 20 years).

LONG-LIVED ASSETS. The recoverability of long-lived assets, including goodwill and other intangibles, is assessed annually or whenever adverse events and changes in circumstances indicate that previously anticipated undiscounted cash flows warrant assessment.

PROGRAM RIGHTS. The broadcast subsidiaries are parties to agreements that entitle them to show syndicated and other programs on television. The cost of such program rights is recorded when the programs are available for broadcasting and such costs are charged to operations as the programming is aired.

DEFERRED SUBSCRIPTION REVENUE AND MAGAZINE SUBSCRIPTION PROCUREMENT COSTS. Deferred subscription revenue, which primarily represents amounts received from customers in advance of magazine and newspaper deliveries, is included in revenues over the related subscription term.

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

FOREIGN CURRENCY TRANSLATION. Gains and losses on foreign currency transactions and the translation of the accounts of the Company's foreign operations where the U.S. dollar is the functional currency are recognized currently in the Consolidated Statements of Income. Gains and losses on translation of the accounts of the Company's foreign operations where the local currency is the functional currency and the Company's equity investments in its foreign affiliates are accumulated and reported as a separate component of equity and comprehensive income.

STOCK-BASED COMPENSATION. The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma disclosures of net income and earnings per share as if the fair-value based method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" had been applied in measuring compensation expense are provided in Note H.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amount of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term borrowings approximates fair value because of the short maturity of those instruments. The carrying amount of the Company's long-term debt approximates fair value as such borrowings represent commercial paper borrowings with short-term maturities. These borrowings have been classified as long-term at January 3, 1999 based upon the Company's ability and intent to refinance such amounts under a long-term borrowing arrangement completed in February 1999.

NEW ACCOUNTING STANDARDS. In 1998, the Company implemented SFAS No. 130, "Reporting Comprehensive Income," which requires the presentation of comprehensive income. Comprehensive income equals the change in the equity of a business enterprise during a period from transactions and other events arising from non-owner sources. The implementation of this accounting standard resulted in the addition of the "Consolidated Statement of Comprehensive Income" to the Company's consolidated financial statements.

       In December 1998, the Company implemented SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires companies to report certain information about their operating segments. Upon implementing this new accounting standard, the Company changed the manner in which it reports operating segment results to reflect its corporate office expenses in the "other businesses and corporate office" segment. Previously, the Company had allocated its corporate office expenses to each of its operating segments. Prior period operating segment results have been adjusted to reflect this reporting change. The Company's operating segment disclosures, reflecting the implementation of this new accounting standard, are included in Note M.

       Also in December 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employers' disclosures about pension and other postretirement benefit plans. The Company's revised disclosures resulting from the implementation of this accounting standard are included in Note I.

B. ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts receivable at January 3, 1999, and December 28, 1997, consist of the following (in thousands):

                                                          1998             1997
---------------------------------------------------------------------------------
Accounts receivable, less estimated
  returns, doubtful accounts
  and allowances of $55,050
  and $49,706                                           $216,500         $229,782
Other                                                     20,014           14,421
                                                        -------------------------

                                                        $236,514         $244,203
                                                        =========================

Accounts payable and accrued liabilities at January 3, 1999, and December 28, 1997, consist of the following (in thousands):

                                                          1998             1997
---------------------------------------------------------------------------------
Accounts payable and accrued
  expenses                                              $170,018         $136,368
Accrued payroll and related benefits                      55,133           48,115
Deferred tuition revenue                                  13,166           20,988
Due to affiliates (newsprint)                              6,751            8,353
                                                        -------------------------

                                                        $245,068         $213,824
                                                        =========================

C. INVESTMENTS IN MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities at January 3, 1999 and December 28, 1997, consist of the following (in thousands):

                                                          1998              1997
---------------------------------------------------------------------------------
Total cost                                              $187,297           $3,315
Gross unrealized gains                                    68,819               51
                                                        -------------------------

Total fair value                                        $256,116           $3,366
                                                        =========================

       At January 3, 1999, the Company's ownership of 747,100 shares of General Re Corporation ("General Re") common stock and 20 shares of Berkshire Hathaway, Inc. ("Berkshire") Class A common stock account for approximately 72 percent of the total fair value of the Company's investments in marketable equity securities. The investment in General Re and Berkshire common stock was acquired by the Company throughout the third and fourth quarters of 1998 from the open market for a total cost of $164,955,000. The gross unrealized gain on the General Re and Berkshire common stock totaled $19,485,000 at January 3, 1999.

       On December 21, 1998, General Re and Berkshire announced the completion of their previously announced merger. Under the terms of the merger agreement, General Re shareholders are entitled to receive at their election either 0.0035 shares of Berkshire Class A Common Stock or 0.105 shares of Berkshire B Common Stock for each share of General Re common stock owned at December 21, 1998. On January 26, 1999, the Company converted its 747,100 shares of General Re common stock into 2,614 shares of Berkshire Class A Common Stock and 25 shares of Berkshire Class B Common Stock. The fair value of the Berkshire common stock received at the date of conversion totaled $173,240,000.

       Berkshire is a holding company owning subsidiaries engaged in a number of diverse business activities; the most significant of which consist of property and casualty insurance business conducted on both a direct and reinsurance basis. Berkshire also owns approximately 17 percent of the common stock of the Company. The chairman, chief executive officer and largest shareholder of Berkshire, Mr. Warren Buffett, is a member of the Company's Board of Directors. Neither Berkshire nor Mr. Buffett participated in the Company's evaluation, approval or execution of its decision to invest in General Re common stock. The Company's investment in Berkshire common stock (after conversion) is less than 1 percent of the consolidated equity of Berkshire. At present, the Company intends to hold the Berkshire common stock investment long-term; thus this investment has been classified as a non-current asset in the Consolidated Balance Sheets.

       The remaining investments in marketable equity securities at January 3, 1999 consist of common stock investments in various publicly traded companies, most of which have concentrations in Internet business activities. In most cases, the Company obtained ownership of these common stocks as a result of merger or acquisition transactions in which these companies merged or acquired various small Internet related companies in which the Company held minor investments.

       During 1998, proceeds from sales of marketable equity securities were $38,246,000 and gross realized gains on such sales were $2,168,000. There were no sales of marketable equity securities during 1997 or 1996. Gross realized gains or losses upon the sale of marketable equity securities are included in "Other income (expense), net" in the Consolidated Statements of Income. For purposes of computing realized gains and losses, the cost basis of securities sold is determined by specific identification.

       At February 22, 1999, the fair value of the Company's investments in marketable equity securities approximated $253,168,000, representing a $2,948,000 decline in the fair value since January 3, 1999. There were no significant acquisitions or dispositions of marketable equity securities from January 3, 1999 through February 22, 1999.

D. INVESTMENTS IN AFFILIATES

The Company's investments in affiliates at January 3, 1999 and December 28, 1997 include the following (in thousands):

                                                          1998              1997
---------------------------------------------------------------------------------
Bowater Mersey Paper Company
  Limited                                                $40,121         $ 39,995
Cowles Media Company                                          --           91,904
Other                                                     28,409           22,892
                                                         ------------------------

                                                         $68,530         $154,791
                                                         ========================

       At January 3, 1999, and December 28, 1997, the Company's investments in affiliates include a 49 percent interest in the common stock of Bowater Mersey Paper Company Limited, which owns and operates a newsprint mill in Nova Scotia, a 50 percent common stock interest in the International Herald Tribune Newspaper, published near Paris, France, and a 50 percent common stock interest in the Los Angeles Times-Washington Post News Service, Inc.

       At December 28, 1997, the Company's investment in affiliates also included a 28 percent interest in the stock of Cowles Media Company (Cowles), which at that time owned and operated the Minneapolis Star Tribune and several other smaller properties. As further described in Note K, in March 1998, the Company disposed of its 28 percent interest in Cowles in connection with the merger of Cowles and McClatchy Newspaper, Inc.

       Operating costs and expenses of the Company include newsprint supplied by Bowater, Inc. (parent to Bowater Mersey Paper Company Limited), the cost of which was approximately $39,800,000 in 1998, $40,100,000 in 1997 and $41,500,000
in 1996. Prior to 1998, the Company owned a 35 percent interest in Bear Island Paper Company (see Note K for discussion of disposition in December 1997) which supplied the Company with newsprint at a cost of $23,700,000 in 1997 and $25,700,000 in 1996.

The following table summarizes the status and results of the Company's investments in affiliates (in thousands):

                                                          1998              1997
----------------------------------------------------------------------------------
Beginning investment                                    $154,791         $199,278
Additional investment                                     15,187               --
Equity in (losses) earnings                               (5,140)           9,955
Dividends and distributions
  received                                                (1,587)          (2,959)
Foreign currency translation                              (1,134)          (5,128)
Sale of interest in Cowles                               (93,587)              --
Sale of interest in Bear Island                               --          (46,355)
                                                        -------------------------

Ending investment                                       $ 68,530         $154,791
                                                        =========================

       At January 3, 1999, the unamortized excess of the Company's investments over its equity in the underlying net assets of its affiliates at the dates of acquisition was approximately $13,100,000. Amortization included in "Equity in (losses) earnings of affiliates" in the Consolidated Statements of Income was approximately $777,000 for the year ended January 3, 1999, $2,500,000 for the year ended December 28, 1997, and $2,600,000 for the year ended December 29, 1996.

E. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                                                        Current          Deferred
----------------------------------------------------------------------------------
1998
U.S. Federal                                            $200,898         $ 20,446
Foreign                                                    1,233              255
State and local                                           21,682            6,286
                                                        -------------------------

                                                        $223,813         $ 26,987
                                                        =========================
1997
U.S. Federal                                            $149,003         $  2,210
Foreign                                                      915             (165)
State and local                                           28,493            1,044
                                                        -------------------------

                                                        $178,411         $  3,089
                                                        =========================
1996
U.S. Federal                                            $120,612         $ (3,575)
Foreign                                                      718              598
State and local                                           22,343           (1,296)
                                                        -------------------------

                                                        $143,673         $ (4,273)
                                                        =========================

       The provision for income taxes exceeds the amount of income tax determined by applying the U.S. Federal statutory rate of 35 percent to income before taxes as a result of the following (in thousands):

                                            1998           1997            1996
----------------------------------------------------------------------------------
U.S. Federal statutory
  taxes                                   $233,821       $162,076        $126,076
State and local taxes,
  net of U.S. Federal
  income tax benefit                        18,179         19,199          13,681
Amortization of goodwill
  not deductible for
  income tax purposes                        5,644          2,492           2,336
IRS approved accounting
  change                                    (3,550)            --              --
Other, net                                  (3,294)        (2,267)         (2,693)
                                          ---------------------------------------

Provision for income taxes                $250,800       $181,500        $139,400
                                          =======================================

Deferred income taxes at January 3, 1999, December 28, 1997 and December 29, 1996, consist of the following (in thousands):

                                            1998           1997            1996
----------------------------------------------------------------------------------
Accrued postretirement
  benefits                                 $ 52,971       $ 51,076       $ 49,363
Other benefit
  obligations                                37,450         34,358         26,634
Accounts receivable                          13,695          9,127          8,399
Other                                         9,656          8,319         12,373
                                           --------------------------------------
Deferred tax asset                          113,772        102,880         96,769
                                           --------------------------------------
Property, plant and
  equipment                                  60,793         40,498         39,248
Prepaid pension cost                        101,884         79,978         65,300
Affiliate operations                          4,797          7,645         14,977
Investment tax credit                           713            813          1,589
Unrealized gain on available-
  for-sale securities                        26,839             20          2,017
Other                                         2,456          5,232          3,785
                                           --------------------------------------
Deferred tax liability                      197,482        134,186        126,916
                                           --------------------------------------
Deferred income taxes                      $ 83,710       $ 31,306       $ 30,147
                                           ======================================

F. DEBT

In March 1998, the Company replaced its existing $300,000,000 revolving credit facility with a five-year $500,000,000 revolving credit facility to support the issuance of commercial paper. Under the terms of the revolving credit facility, interest on borrowings are at floating rates, and the Company is required to pay a facility fee of 0.055 percent and 0.15 percent on unused and used portions of the facility, respectively. The credit facility also contains certain covenants, including a financial covenant that requires the Company to maintain at least $850,000,000 of consolidated shareholders' equity.

       At January 3, 1999 and December 28, 1997, the Company had $453,362,000 and $296,394,000, respectively, in short-term commercial paper borrowings outstanding at average interest rates of 5.4 percent and 5.8 percent, respectively. The Company incurred interest costs of $13,800,000 during 1998 on its short-term commercial paper borrowings of which $5,600,000 was capitalized in connection with the construction and upgrade of qualifying assets. The Company incurred $552,000 in interest expense on borrowings during 1997 and no interest expense in 1996.

       On February 15, 1999, the Company completed the issuance of $400,000,000,
5.5 percent unsecured Notes due February 15, 2009. The Company is required to pay interest related to these notes on February 15 and August 15, of each year. The first interest payment of approximately $11,000,000 is due on August 15, 1999.

       The Company intends to use the net proceeds (approximately $395,000,000) resulting from the issuance of its 5.5 percent, 10-year Notes to repay an equal amount of commercial paper borrowings outstanding. Given the Company's ability and intent to refinance $395,000,000 of its short-term commercial paper borrowings outstanding at January 3, 1999, this amount has been classified as long-term debt in the Consolidated Balance Sheets.

G. REDEEMABLE PREFERRED STOCK

In connection with the acquisition of a cable television system during the first quarter of 1996, the Company issued 11,947 shares of its Series A Preferred Stock and agreed to issue an additional 1,282 shares of such stock on February 23, 2000 (which additional number of shares is subject to reduction in the event of any breach of the representations and warranties made by the seller in the acquisition agreement). During 1998, the Company redeemed 74 shares of the Series A Preferred Stock at the request of a Series A Preferred Stockholder.

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

H. CAPITAL STOCK, STOCK AWARDS AND STOCK OPTIONS

CAPITAL STOCK. Each share of Class A common stock and Class B common stock participates equally in dividends. The Class B stock has limited voting rights and as a class has the right to elect 30 percent of the Board of Directors; the Class A stock has unlimited voting rights including the right to elect a majority of the Board of Directors.

       During 1998, 1997 and 1996, the Company purchased a total of 41,033, 846,290 and 103,642 shares, respectively, of its Class B common stock at a cost of approximately $20,512,000, $368,565,000 and $32,302,000.

STOCK AWARDS. In 1982, the Company adopted a long-term incentive compensation plan that, among other provisions, authorizes the awarding of Class B common stock to key employees. Stock awards made under this incentive compensation plan are subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant's employment terminates before the end of a specified period of service to the Company. At January 3, 1999, there were 92,245 shares reserved for issuance under the incentive compensation plan. Of this number, 30,730 shares were subject to awards outstanding, and 61,515 shares were available for future awards. Activity related to stock awards under the long-term incentive compensation plan for the years ended January 3, 1999, December 28, 1997 and December 29, 1996, was as follows:

                               1998                1997                1996
----------------------------------------------------------------------------------
                         Number   Average    Number    Average   Number   Average
                           of      Award       of       Award      of      Award
                         Shares    Price     Shares     Price    Shares    Price
----------------------------------------------------------------------------------
Awards Outstanding

Beginning of year        32,331   $281.19    30,490    $237.83   31,378   $237.85
  Awarded                14,120    522.56    18,285     351.68       64    313.88
  Vested                (15,075)   244.10   (13,521)    228.96       --        --
  Forfeited                (646)   293.83    (2,923)    285.35     (952)   243.61
                        ---------------------------------------------------------

End of year              30,730   $405.40    32,331    $281.19   30,490   $237.83
                        =========================================================

       In addition to stock awards granted under the long-term incentive compensation plan, the Company also made stock awards of 938 shares in 1998 and 2,000 shares in 1997.

       For the share awards outstanding at January 3, 1999, the aforementioned restriction will lapse in January 2001 for 18,030 shares, January 2002 for 938 shares, January 2003 for 13,700 shares, and January 2004 for 1,000 shares. Stock-based compensation costs resulting from stock awards reduced net income by $3.2 million ($0.32 per share, basic and diluted), $1.2 million ($0.11 per share, basic and diluted), and $1.1 million ($0.10 per share, basic and diluted) in 1998, 1997 and 1996, respectively.

STOCK OPTIONS. The Company's employee stock option plan, which was adopted in 1971 and amended in 1993, reserves

1,900,000 shares of the Company's Class B common stock for options to be granted under the plan. The purchase price of the shares covered by an option cannot be less than the fair value on the granting date. At January 3, 1999, there were 611,825 shares reserved for issuance under the stock option plan, of which 246,072 shares were subject to options outstanding and 365,753 shares were available for future grants.

Changes in options outstanding for the years ended January 3, 1999, December 28, 1997 and December 29, 1996, were as follows:

                              1998                1997                 1996
---------------------------------------------------------------------------------
                        Number   Average    Number    Average    Number   Average
                          of     Option       of      Option       of     Option
                        Shares    Price     Shares     Price     Shares    Price
---------------------------------------------------------------------------------
Beginning of year      251,225   $371.35   178,625    $270.21   168,525   $258.59
  Granted               25,500    519.32    80,200     583.62    19,500    343.94
  Exercised            (30,653)   228.53    (7,600)    234.20    (9,400)   214.89
                       ----------------------------------------------------------

End of year            246,072   $404.48   251,225    $371.35   178,625   $270.21
                       ==========================================================

       Of the shares covered by options outstanding at the end of 1998, 124,672 are now exercisable, 74,800 will become exercisable in 1999, 22,550 will become exercisable in 2000, 17,675 will become exercisable in 2001, and 6,375 will become exercisable in 2002.

       Information related to stock options outstanding at January 3, 1999 is as follows:

                                 Weighted
                                  average    Weighted                   Weighted
                     Number      remaining   average       Number       average
   Range of        outstanding  contractual  exercise    exercisable    exercise
exercise prices     at 1/3/99   life (yrs.)   price       at 1/3/99      price
--------------------------------------------------------------------------------
$173-200               6,000        3.0      $173.00        6,000        $173.00
 205-319             115,872        3.5       276.86       63,625         243.36
 343-350              20,000        8.1       344.37        9,125         344.18
 472                  43,700        9.0       472.00       10,925         472.00
 517-570              25,500       10.0       519.32           --             --
 733                  35,000        9.0       733.00       35,000         733.00

       All options were granted at an exercise price equal to or greater than the fair market value of the Company's common stock at the date of grant. The weighted-average fair value at the date of grant for options granted during 1998, 1997 and 1996 was $126.57, $87.94 and $96.53, respectively. The fair value of options at date of grant was estimated using the Black-Scholes method utilizing the following assumptions:

                                      1998             1997               1996
-------------------------------------------------------------------------------
Expected life (years)                    7                7                  7
Interest rate                         4.68%            5.84%              6.26%
Volatility                            14.6%            14.2%              14.6%
Dividend yield                         1.2%             1.5%               1.5%

       Had the fair values of options granted in 1998, 1997 and 1996 been recognized as compensation expense, net income would have been reduced by $2.0 million ($.19 per share, basic and diluted), $1.6 million ($.15 per share, basic and diluted) and $0.4 million ($.04 per share, basic and diluted) in 1998, 1997 and 1996 respectively.

AVERAGE NUMBER OF SHARES OUTSTANDING. Basic earnings per share are based on the weighted average number of shares of common stock outstanding during each year. Diluted earnings per common share are based upon the weighted average number of shares of common stock outstanding each year, adjusted for the dilutive effect of shares issuable under outstanding stock options. Basic and diluted weighted average share information for 1998, 1997 and 1996 is as follows:

                                          Basic         Dilutive       Diluted
                                         Weighted       Effect of      Weighted
                                         Average          Stock        Average
                                          Shares         Options        Shares
--------------------------------------------------------------------------------
1998                                    10,086,786       42,170       10,128,956
1997                                    10,699,713       33,278       10,732,991
1996                                    10,963,761       16,036       10,979,797

I. PENSIONS AND OTHER POSTRETIREMENT PLANS

The Company maintains various pension and incentive savings plans and contributes to several multi-employer plans on behalf of certain union represented employee groups. Substantially all of the Company's employees are covered by these plans.

       The Company also provides health care and life insurance benefits to certain retired employees. These employees become eligible for benefits after meeting age and service requirements.

       The following table sets forth obligation, asset and funding information for the Company's defined benefit pension and postretirement plans at January 3, 1999 and December 28, 1997 (in thousands):

                                                  Pension Plans         Postretirement Benefits
                                                -----------------------------------------------
                                                 1998        1997          1998        1997
-----------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year       $  284,278  $  261,266    $ 101,255   $  95,096
  Service cost                                      11,335      10,567        3,764       3,511
  Interest cost                                     21,344      19,433        7,417       6,973
  Amendments                                         4,690          --           --          --
  Actuarial loss                                    26,871       4,871          155          31
  Benefits paid                                    (10,473)    (11,859)      (4,812)     (4,356)
                                                -----------------------------------------------
  Benefit obligation at end of year             $  338,045  $  284,278    $ 107,779   $ 101,255
                                                -----------------------------------------------
CHANGE IN PLAN ASSETS
  Fair value of assets at beginning of year     $1,014,531  $  731,999           --          --
  Actual return on plan assets                     304,360     294,212           --          --
  Employer contributions                                --         179    $   4,812$      4,356
  Benefits paid                                    (10,473)    (11,859)      (4,812)     (4,356)
                                                -----------------------------------------------
  Fair value of assets at end of year           $1,308,418  $1,014,531           --          --
                                                -----------------------------------------------
  Funded status                                 $  970,373  $  730,253    $(107,779)  $(101,255)
  Unrecognized transition asset                    (30,606)    (38,271)      (3,366)     (3,744)
  Unrecognized prior service cost                   17,835      14,824      (11,433)    (12,968)
  Unrecognized actuarial gain                     (701,468)   (512,669)          --          --
                                                -----------------------------------------------

  Net prepaid (accrued) cost                    $  256,134  $  194,137    $(122,578)  $(117,967)
                                                ===============================================

       The total (income) cost arising from the Company's defined benefit pension and postretirement plans for the years ended January 3, 1999, December 28, 1997 and December 29, 1996, consists of the following components (in thousands):

                              Pension Plans                Postretirement Plans
                       -----------------------------------------------------------
                        1998      1997       1996       1998     1997      1996
----------------------------------------------------------------------------------
Service cost           $ 11,335  $ 10,567   $ 10,373   $ 3,764  $ 3,511   $ 2,940
Interest cost            21,344    19,433     17,741     7,417    6,973     6,546
Expected return
  on assets             (71,814)  (51,842)   (43,571)       --       --        --
Amortization of
  transition asset       (7,665)   (7,665)    (7,665)       --       --        --
Amortization of prior
  service cost            1,679     1,512      1,370      (378)    (378)     (290)
Recognized actuarial
  gain                  (16,876)   (2,232)    (1,517)   (1,379)  (1,576)   (1,286)
                       ----------------------------------------------------------
Total (benefit)
  cost for the year    $(61,997) $(30,227)  $(23,269)  $ 9,424  $ 8,530   $ 7,910
                       ==========================================================

       The cost for the Company's defined benefit pension and postretirement plans are actuarially determined. Key assumptions utilized at January 3, 1999, December 28, 1997 and December 29, 1996 include the following:

                              Pension Plans               Postretirement Plans
                       ---------------------------------------------------------
                        1998      1997       1996       1998     1997      1996
--------------------------------------------------------------------------------
Discount rate          7.0%      7.5%       7.5%      7.0%       7.5%       7.5%
Expected return on
  plan assets          9.0%      9.0%       9.0%       --         --         --
Rate of compensation
  increase             4.0%      4.0%       4.0%       --         --         --

       The assumed health care cost trend rate used in measuring the postretirement benefit obligation at January 3, 1999 was 9.8 percent for pre-age 65 benefits (9.3 percent for post-age 65 benefits) decreasing to 5.0 percent in the year 2015 and thereafter.

       Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects (in thousands):

                                                            1%              1%
                                                         Increase        Decrease
----------------------------------------------------------------------------------
Benefit obligation at end of year                        $14,267         $(14,029)
Service cost plus interest cost                            1,637           (1,615)

       Contributions to multi-employer pension plans, which are generally based on hours worked, amounted to $2,300,000 in 1998, $2,000,000 in 1997 and $1,700,000 in 1996.

       The Company recorded expense associated with retirement benefits provided under incentive savings plans (primarily 401k plans) of $13,300,000 in 1998, $12,400,000 in 1997 and $12,000,000 in 1996.

J. LEASE AND OTHER COMMITMENTS

The Company leases primarily real property under operating agreements. Many of the leases contain renewal options and escalation clauses that require payments of additional rent to the extent of increases in the related operating costs.

       At January 3, 1999, future minimum rental payments under noncancelable operating leases approximate the following (in thousands):

1999                                                           $ 29,800
2000                                                             26,700
2001                                                             23,400
2002                                                             19,500
2003                                                             15,800
Thereafter                                                       50,700
                                                               --------

                                                               $165,900
                                                               ========

       Minimum payments have not been reduced by minimum sublease rentals of $2,200,000 due in the future under noncancelable subleases.

       Rent expense under operating leases included in operating costs and expenses was approximately $31,800,000, $27,800,000 and $24,900,000 in 1998,
1997 and 1996, respectively. Sublease income was approximately $500,000, $400,000 and $800,000 in 1998, 1997 and 1996, respectively.

       The Company's broadcast subsidiaries are parties to certain agreements that commit them to purchase programming to be produced in future years. At January 3, 1999, such commitments amounted to approximately $38,400,000. If such programs are not produced, the Company's commitment would expire without obligation.

K. ACQUISITIONS, EXCHANGES AND DISPOSITIONS

ACQUISITIONS. The Company completed acquisitions totaling approximately $320,600,000 in 1998, $118,900,000 in 1997 and $147,500,000 in 1996. All of
these acquisitions were accounted for using the purchase method and, accordingly, the assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition.

       Acquisitions in 1998 included an educational services company that provides English language study programs (in January 1998 for $16,100,000); a 36,000 subscriber cable system serving Anniston, Alabama (in June 1998 for $66,500,000); cable systems serving 72,000 subscribers in Mississippi, Louisiana, Texas and Oklahoma (in July 1998 for $130,100,000); and a publisher and provider of licensing training for securities, insurance and real estate professionals (in July 1998 for $35,200,000). In addition, the Company acquired various other smaller businesses throughout 1998 for $72,700,000 (principally consisting of educational and career service companies and small cable systems).

       In 1997, the Company acquired cable systems serving approximately 16,000 subscribers in Cleveland, Mississippi (in February 1997 for $23,900,000), the publishing rights to two computer service industry trade periodicals and the rights to conduct two computer industry trade shows (in December 1997 for $84,500,000), and various other smaller businesses throughout 1997 for $10,500,000.

       In 1996, the Company acquired cable systems serving approximately 39,700 subscribers in Texarkana and Columbus, Missouri (in January and February 1996 for $83,000,000), a cable system serving approximately 26,300 subscribers in Prescott, Arizona (in August 1996 for $46,000,000), and various other smaller businesses throughout 1996 for $18,500,000.

       The results of operations for each of the businesses acquired are included in the Consolidated Statements of Income from their respective dates of acquisition. Pro forma results of operations for 1998, 1997 and 1996, assuming the acquisitions occurred at the beginning of 1996, are not materially different from reported results of operations.

EXCHANGES. In June 1997, the Company exchanged the assets of certain cable systems with Tele-Communications, Inc. This trade resulted in an increase of about 21,000 subscribers for the Company.

       In September 1997, the Company completed a transaction with Meredith Corporation whereby the Company exchanged the assets of WFSB-TV, the CBS affiliate in Hartford, Connecticut, and approximately $60,000,000 for the assets of WCPX-TV, the CBS affiliate in Orlando, Florida.

       The assets obtained in these transactions were recorded at the carrying value of the assets exchanged plus cash consideration. No gain or loss resulted from these exchange transactions.

DISPOSITIONS. In March 1998, Cowles Media Company ("Cowles") and McClatchy Newspapers, Inc. ("McClatchy") completed a series of transactions resulting in the merger of Cowles and McClatchy. In the merger, each share of Cowles common stock was converted (based upon elections of Cowles stockholders) into shares of McClatchy stock or a combination of cash and McClatchy stock. As of the date of the Cowles and McClatchy merger transaction, a wholly-owned subsidiary of the Company owned 3,893,796 (equal to about 28 percent) of the outstanding common stock of Cowles, most of which was acquired in 1985. As a result of the transaction, the Company's subsidiary received $330,500,000 in cash from McClatchy and 730,525 shares of McClatchy Class A common stock. The market value of the McClatchy stock received approximated $21,600,000. The gain resulting from this transaction, which is included in 1998 "Other income (expense), net" in the Consolidated Statements of Income, increased net income by approximately $162,800,000 and basic and diluted earnings per share by $16.14 and $16.07 respectively.

       In July 1998, the Company completed the sale of its 80 percent interest in Moffet, Larson and Johnson ("MLJ"), a telecommunications consulting firm; no significant gain or loss was realized as a result of this transaction.

       In July 1998, the Company completed the sale of 14 small cable systems in Texas, Missouri and Kansas serving approximately 29,000 subscribers for approximately $41,900,000. The gain resulting from this transaction, which is included in 1998 "Other income (expense), net" in the Consolidated Statements of Income, increased net income by approximately $17,300,000 and basic and diluted earnings per share by $1.71.

       In August 1998, Junglee Corporation ("Junglee") merged with a wholly owned subsidiary of Amazon.com Inc. ("Amazon.com"). As a result, each share of Junglee common and preferred stock was converted into shares of Amazon.com. On the date of the merger, a wholly-owned subsidiary of the Company owned 750,000 common shares and 750,000 preferred shares of Junglee. As a result of the merger, the Company's subsidiary received 202,961 shares of Amazon.com common stock. The market value of the Amazon.com stock received approximated $25,200,000 on the date of the merger. The gain resulting from this transaction, which is included in 1998 "Other income (expense), net" in the Consolidated Statements of Income, increased net income by approximately $14,300,000 and basic and diluted earnings per share by $1.42 and $1.41, respectively.

       In September 1997, the Company sold the assets of its PASS regional sports network for approximately $27,400,000. In December 1997, the Company sold its 35 percent limited partnership interest in both Bear Island Paper Company and Bear Island Timberlands Company for approximately $92,800,000. The gains resulting from these dispositions, which are included in "Other income (expense), net" in the Consolidated Statements of Income, increased 1997 net income by approximately $44,500,000 and basic and diluted earnings per share by $4.16 and $4.15, respectively.

L. CONTINGENCIES

The Company and its subsidiaries are parties to various civil lawsuits that have arisen in the ordinary course of their businesses, including actions for libel and invasion of privacy. Management does not believe that any litigation pending against the Company will have a material adverse effect on its business or financial condition.

M. BUSINESS SEGMENTS

The Company operates principally in four areas of the media business: newspaper publishing, television broadcasting, magazine publishing, and cable television. The Company also produces news and other information products and services for electronic distribution and provides test preparation and related services.

       Newspaper operations involve the publication of newspapers in the Washington, D.C. area and Everett, Washington, and newsprint warehousing and recycling facilities.

       Broadcast operations are conducted primarily through six VHF television stations. All stations are network-affiliated, with revenues derived primarily from sales of advertising time.

       Magazine operations consist of the publication of a weekly news magazine, Newsweek, which has one domestic and three international editions, and beginning in 1997, the publication of business periodicals for the computer services industry and the Washington-area technology community. Revenues from both newspaper and magazine publishing operations are derived from advertising and, to a lesser extent, from circulation.

       Cable television operations consist of over 53 cable systems offering basic cable and pay television services to approximately 733,000 subscribers in midwestern, western, and southern states. The principal source of revenues is monthly subscription fees charged for services.

       Other businesses and corporate office include the operations of educational centers engaged in preparing students for admissions tests and licensing examinations and offering academic enrichment programs, a publisher and provider of professional licensing programs, an engineering firm which provides services to the telecommunications industry (sold in July 1998, see Note K), a regional sports cable system (sold in September 1997, see Note K), an online information service devoted to federal and state legislation and regulations, a digital media and electronic information services provider and the Company's corporate office.

       Income from operations is the excess of operating revenues over operating expenses. In computing income from operations by segment, the effects of equity in earnings of affiliates, interest income, interest expense, other income and expense items, and income taxes are not included. Income from operations includes actuarially determined net pension benefits, which are significant to the magazine publishing division. These non-cash pension benefits totaled $36.6 million in 1998, $22.0 million in 1997 and $16.4 million in 1996.

       Identifiable assets by segment are those assets used in the Company's operations in each business segment. Investments in marketable equity securities and investments in affiliates are discussed in Notes C and D, respectively.

                                                                                                          Other
                                                                                                        Businesses
                                                 Newspaper                   Magazine      Cable      and Corporate
(in thousands)                                   Publishing   Broadcasting  Publishing   Television       Office    Consolidated
--------------------------------------------------------------------------------------------------------------------------------
1998
    Operating revenues                             $846,836      $357,616    $399,483      $297,980       $208,445    $2,110,360
    Income (loss) from operations                  $165,099      $171,194    $ 44,524      $ 65,022       $(66,942)   $  378,897
    Equity in losses of affiliates                                                                                        (5,140)
    Interest expense, net                                                                                                (10,401)
    Other income, net                                                                                                    304,703
                                                --------------------------------------------------------------------------------
      Income before income taxes                                                                                      $  668,059
                                                ================================================================================
    Identifiable assets                            $634,882      $437,506    $355,176      $710,641       $266,810    $2,405,015
    Investments in marketable equity securities                                                                          256,116
    Investments in affiliates                                                                                             68,530
                                                --------------------------------------------------------------------------------
      Total assets                                                                                                    $2,729,661
                                                ================================================================================
    Depreciation of property, plant and
      equipment                                    $ 26,715      $ 11,378    $  4,888      $ 37,271       $  8,996    $   89,248
    Amortization of goodwill and other
      intangibles                                  $  1,372      $ 14,368    $  5,912      $ 24,178       $  4,059    $   49,889
    Capital expenditures                           $117,742      $ 14,492    $  3,666      $ 80,795       $ 27,524    $  244,219

1997
    Operating revenues                             $812,896      $338,373    $389,853      $257,732       $157,399    $1,956,253
    Income (loss) from operations                  $172,566      $163,703    $ 42,719      $ 54,659       $(52,296)   $  381,351
    Equity in earnings of affiliates                                                                                       9,955
    Interest income, net                                                                                                   2,219
    Other income, net                                                                                                     69,549
                                                --------------------------------------------------------------------------------
      Income before income taxes                                                                                      $  463,074
                                                ================================================================================
    Identifiable assets                            $515,745      $436,760    $323,573      $502,642       $140,440    $1,919,160
    Investments in marketable equity securities                                                                            3,366
    Investments in affiliates                                                                                            154,791
                                                --------------------------------------------------------------------------------
      Total assets                                                                                                    $2,077,317
                                                ================================================================================
    Depreciation of property, plant and
      equipment                                    $ 19,104      $ 11,011    $  4,484      $ 30,672       $  6,207    $   71,478
    Amortization of goodwill and other
      intangibles                                     $ 874      $ 12,213    $    136      $ 19,371       $    965    $   33,559
    Capital expenditures                           $110,070      $ 11,651    $  3,022      $ 73,156       $ 16,674    $  214,573

1996
    Operating revenues                             $763,935      $335,156    $377,063      $229,695       $147,596    $1,853,445
    Income (loss) from operations                  $124,464      $158,390    $ 26,606      $ 58,328       $(30,619)   $  337,169
    Equity in earnings of affiliates                                                                                      19,702
    Interest income, net                                                                                                   3,845
    Other expense, net                                                                                                      (499)
                                                --------------------------------------------------------------------------------
      Income before income taxes                                                                                      $  360,217
                                                ================================================================================
    Identifiable assets                            $420,601      $377,799    $226,411      $452,525       $185,310    $1,662,646
    Investments in marketable equity securities                                                                            8,487
    Investments in affiliates                                                                                            199,278
                                                --------------------------------------------------------------------------------
      Total assets                                                                                                    $1,870,411
                                                ================================================================================
    Depreciation of property, plant and
      equipment                                    $ 20,386      $ 10,482    $  4,610      $ 25,075       $  4,550    $   65,103
    Amortization of goodwill and other
      intangibles                                  $    830      $ 11,252                  $ 16,785       $    969    $   29,836
    Capital expenditures                           $ 19,441      $ 10,923    $  4,798      $ 37,362       $  7,457    $   79,981

N. SUMMARY OF QUARTERLY OPERATING RESULTS AND COMPREHENSIVE INCOME (UNAUDITED)

Quarterly results of operations and comprehensive income for the years ended January 3, 1999 and December 28, 1997, are as follows (in thousands, except per share amounts):

                                                             First        Second         Third       Fourth
                                                            Quarter       Quarter       Quarter      Quarter
-------------------------------------------------------------------------------------------------------------

1998 QUARTERLY OPERATING RESULTS
Operating revenues
    Advertising                                             $292,685      $342,247      $293,277     $369,412
    Circulation and subscriber                               130,341       133,365       138,783      144,961
    Other                                                     60,929        50,145        77,221       76,993
                                                            -------------------------------------------------
                                                             483,955       525,757       509,281      591,366
                                                            -------------------------------------------------

Operating costs and expenses
    Operating                                                267,587       276,399       278,241      316,950
    Selling, general and administrative                      109,930       111,005       107,533      124,681
    Depreciation of property, plant and equipment             20,378        20,733        22,058       26,079
    Amortization of goodwill and other intangibles            10,743        11,127        13,853       14,166
                                                            -------------------------------------------------
                                                             408,638       419,264       421,685      481,876
                                                            -------------------------------------------------
Income from operations                                        75,317       106,493        87,596      109,490
    Equity in earnings (losses) of affiliates                    988           (71)       (4,060)      (1,996)
    Interest income                                              207           384           217          328
    Interest expense                                          (2,244)         (330)       (2,246)      (6,717)
    Other income (expense), net                              258,106        (1,594)       50,241       (2,050)
                                                            -------------------------------------------------
Income before income taxes                                   332,374       104,882       131,748       99,055
Provision for income taxes                                   124,500        41,100        49,900       35,300
                                                            -------------------------------------------------
Net income                                                   207,874        63,782        81,848       63,755

Redeemable preferred stock dividends                            (478)         (239)         (239)          --
                                                            -------------------------------------------------

Net income available for common shares                      $207,396      $ 63,543      $ 81,609     $ 63,755
                                                            =================================================

Basic earnings per common share                             $  20.57      $   6.30      $   8.09     $   6.32
                                                            =================================================

Diluted earnings per common share                           $  20.47      $   6.27      $   8.05     $   6.30
                                                            =================================================

Basic average number of common shares outstanding             10,084        10,088        10,093       10,082

Diluted average number of common shares outstanding           10,131        10,136        10,139       10,124


1998 QUARTERLY COMPREHENSIVE INCOME                         $207,814      $ 64,253      $ 74,503     $111,502
                                                            =================================================

                                                           First         Second          Third        Fourth
                                                          Quarter        Quarter        Quarter       Quarter
--------------------------------------------------------------------------------------------------------------

1997 QUARTERLY OPERATING RESULTS
Operating revenues
    Advertising                                           $278,528       $327,949       $286,074      $344,326
    Circulation and subscriber                             123,674        128,901        134,238       132,807
    Other                                                   51,899         44,525         58,063        45,269
                                                         -----------------------------------------------------
                                                           454,101        501,375        478,375       522,402
                                                         -----------------------------------------------------

Operating costs and expenses
    Operating                                              243,504        246,478        253,565       276,322
    Selling, general and administrative                    106,886        118,875        107,186       117,049
    Depreciation of property, plant and equipment           17,790         17,871         18,007        17,810
    Amortization of goodwill and other intangibles           7,953          8,214          8,382         9,010
                                                         -----------------------------------------------------
                                                           376,133        391,438        387,140       420,191
                                                         -----------------------------------------------------
Income from operations                                      77,968        109,937         91,235       102,211
    Equity in earnings of affiliates                           125          3,331          4,712         1,787
    Interest income                                          1,112          1,079            725           554
    Interest expense                                          (165)          (158)          (182)         (747)
    Other income (expense), net                               (846)         1,668         23,471        45,257
                                                         -----------------------------------------------------
Income before income taxes                                  78,194        115,857        119,961       149,062
Provision for income taxes                                  30,500         44,500         48,410        58,090
                                                         -----------------------------------------------------
Net income                                                  47,694         71,357         71,551        90,972
Redeemable preferred stock dividends                          (478)          (239)          (239)           --
                                                         -----------------------------------------------------

Net income available for common shares                    $ 47,216       $ 71,118       $ 71,312      $ 90,972
                                                         =====================================================

Basic earnings per common share                           $   4.35       $   6.62       $   6.66      $   8.66
                                                         =====================================================

Diluted earnings per common share                         $   4.35       $   6.60       $   6.64      $   8.63
                                                         =====================================================

Basic average number of common shares outstanding           10,844         10,744         10,708        10,502

Diluted average number of common shares outstanding         10,866         10,772         10,743        10,544


1997 QUARTERLY COMPREHENSIVE INCOME                       $ 44,067       $ 69,099       $ 71,093      $ 89,064
                                                         =====================================================

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

                           THE WASHINGTON POST COMPANY

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS


------------------------------------------------------------------------------------------------------------------------------------

                             COLUMN A                                COLUMN B         COLUMN C        COLUMN D         COLUMN E

------------------------------------------------------------------------------------------------------------------------------------
                                                                                     ADDITIONS -
                                                                    BALANCE AT        CHARGED TO                        BALANCE AT
                                                                    BEGINNING         COSTS AND                           END OF
                            DESCRIPTION                             OF PERIOD          EXPENSES      DEDUCTIONS           PERIOD

------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 29, 1996
      Allowance for doubtful accounts and returns.............    $36,075,000       $52,658,000       $49,072,000       $39,661,000
      Allowance for advertising rate adjustments and discounts      5,889,000         8,995,000         6,157,000         8,727,000
                                                                  -----------       -----------       -----------       -----------
                                                                  $41,964,000       $61,653,000       $55,229,000       $48,388,000
                                                                  ===========       ===========       ===========       ===========
Year Ended December 28, 1997
      Allowance for doubtful accounts and returns.............    $39,661,000       $54,163,000       $53,990,000       $39,834,000
      Allowance for advertising rate adjustments and discounts      8,727,000        11,095,000         9,950,000         9,872,000
                                                                  -----------       -----------       -----------       -----------
                                                                  $48,388,000       $65,258,000       $63,940,000       $49,706,000
                                                                  ===========       ===========       ===========       ===========
Year Ended January 3, 1999
      Allowance for doubtful accounts and returns.............    $39,834,000       $58,100,000       $51,242,000       $46,692,000
      Allowance for advertising rate adjustments and discounts      9,872,000         9,792,000        11,306,000         8,358,000
                                                                  -----------       -----------       -----------       -----------
                                                                  $49,706,000       $67,892,000       $62,548,000       $55,050,000
                                                                  ===========       ===========       ===========       ===========


Management's Discussion and Analysis of Results of Operations and Financial Condition

This analysis should be read in conjunction with the consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS--1998 COMPARED TO 1997

Net income in 1998 was $417.3 million, an increase of 48 percent over net income of $281.6 million in 1997. Basic and diluted earnings per share both rose 57 percent to $41.27 and $41.10, respectively, in 1998. The Company's 1998 net income includes $194.4 million from the disposition of the Company's 28 percent interest in Cowles Media Company, the sale of 14 small cable systems and the disposition of the Company's investment interest in Junglee, a facilitator of Internet commerce. The Company's 1997 net income includes $44.5 million from the sale of the Company's investment in Bear Island Paper Company, L.P., and Bear Island Timberlands Company, L.P., and the sale of the assets of its PASS regional cable sports network. Excluding these non-recurring gains, net income decreased 6 percent in 1998 and basic and diluted earnings per share remained essentially unchanged with fewer average shares outstanding.

       Revenues for 1998 totaled $2,110.4 million, an increase of 8 percent from $1,956.3 million in 1997. Advertising revenues increased 5 percent in 1998, and circulation and subscriber revenues increased 5 percent. Other revenues increased 33 percent over 1997. The newspaper and broadcast divisions generated most of the increase in advertising revenues. The increase in circulation and subscriber revenues is primarily due to a 15 percent increase in subscriber revenues at the cable division (arising mostly from cable system acquisitions in 1998 and 1997). Revenue growth at Kaplan Educational Centers (about two-thirds of which was from acquisitions) accounted for the increase in other revenues.

       Operating costs and expenses for the year increased 10 percent to $1,731.5 million, from $1,574.9 million in 1997. The cost and expense increase is primarily due to companies acquired in 1998 and 1997, increased spending for new media activities, a 10 percent increase in newsprint expense, and expenses arising from the expansion of the printing facilities of The Washington Post. These expense increases were partially offset by an increase in the Company's pension credit.

       Operating income decreased 1 percent to $378.9 million in 1998, from $381.4 million in 1997.

DIVISION RESULTS. In December 1998, the Company implemented Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires companies to report certain information about their operating segments. Upon implementing this new accounting standard, the Company changed the manner in which it reports operating segment results to reflect its corporate office expenses in the "other businesses and corporate office" segment. Previously, the Company had allocated its corporate office expenses to each of its operating segments. Prior period operating segment results have been adjusted to reflect this reporting change.

NEWSPAPER DIVISION. At the newspaper division, 1998 included 53 weeks as compared to 52 weeks in 1997. Newspaper division revenues increased 4 percent to $846.8 million, from $812.9 million in 1997. Advertising revenues at the newspaper division rose 5 percent over the previous year. At The Washington Post, advertising revenues increased 4 percent as a result of higher rates and a slight increase in volume. Classified advertising revenues at The Washington Post increased 5 percent primarily due to higher rates and higher recruitment volume. Retail advertising revenues at The Post declined 3 percent primarily as a result of a 7.5 percent decline in inches. Other advertising revenues (including general and preprint) at The Post increased 11 percent; general advertising volume was essentially unchanged for 1998; however, preprint volume increased 6 percent.

       Circulation revenues for the newspaper division remained essentially unchanged from 1997, with the extra week in 1998 offsetting the effects of a 1.3 percent decline in daily and Sunday circulation at The Washington Post

       Newspaper division operating margin in 1998 decreased to 19 percent, from 21 percent in 1997. The decrease in 1998 operating margin is primarily attributable to increased costs arising from the expansion of the printing facilities of The Washington Post and a 10 percent increase in newsprint costs. The 10 percent increase in newsprint costs is comprised of a 4 percent increase in newsprint consumed (driven primarily by expanded suburban community coverage at The Washington Post) and a 6 percent increase in newsprint prices.

BROADCAST DIVISION. Revenues at the broadcast division rose 6 percent to $357.6 million in 1998, compared to $338.4 million in 1997. The increase in revenues is primarily attributable to 1998 political advertising and increased local advertising revenues.

       Competitive market position remained strong for the Company's television stations. In the November 1998 Nielsen ratings book, WDIV (NBC affiliate in Detroit), WJXT (CBS affiliate in Jacksonville) and KSAT (ABC affiliate in San Antonio) continued to rank number one in audience share sign-on to sign-off, while

WPLG (ABC affiliate in Miami) tied for first place among English-language stations in the Miami market. KPRC (NBC affiliate in Houston), although still ranked third in the market, has narrowed the gap significantly and now challenges its closest competitors by as little as two audience share points. WKMG (CBS affiliate in Orlando), which the broadcast division took over in September 1997, has remained in third place in Orlando while moving aggressively to build a strong news franchise.

       The operating margin at the broadcast division was 48 percent in 1998 and 1997. Excluding amortization of goodwill and intangibles, the operating margin was 52 percent in 1998 and 1997.

MAGAZINE DIVISION. Magazine division revenues, which beginning in 1997 also included the Company's business information unit, rose 2 percent to $399.5 million, from $389.9 million in 1997. The increase in revenue is attributable to revenue contributed by the business information trade periodicals acquired in December 1997, offset partially by a decline in revenue at Newsweek. Advertising revenues at Newsweek declined 7 percent primarily as the result of two fewer Newsweek domestic special issues in 1998 versus 1997 and softness in advertising at the international editions of Newsweek (particularly the Asian and Latin American editions). Total circulation revenue for the magazine division decreased 6 percent in 1998 due predominantly to the newsstand sales of two Newsweek domestic edition special issues in 1997, which were not recurring in 1998, as well as currency deflation at most of the international editions of Newsweek.

       Operating margin at the magazine division was 11 percent in both 1998 and 1997. The 2 percent increase in 1998 revenues combined with an increase in the pension credit at Newsweek were offset by normal expense growth and the amortization expense arising from the December 1997 acquisition of the business unit trade periodicals.

CABLE DIVISION. Revenues at the cable division increased 16 percent to $298.0 million in 1998, from $257.7 million in 1997. Basic, tier, pay and advertising revenue categories showed improvement over 1997. Increased subscribers in 1998, primarily from acquisitions, and higher rates accounted for most of the 15 percent increase in subscriber revenues. The number of basic subscribers at the end of the year increased to 733,000, from 637,300 at the end of 1997. During 1998, the cable division acquired cable systems serving approximately 115,400 subscribers and sold cable systems serving approximately 29,000 subscribers.

       Operating margin at the cable division was 22 percent in 1998, compared to 21 percent in 1997. Cable operating cash flow increased 21 percent to $126.5 million, from $104.7 million in 1997. Approximately 40 percent of the 1998 improvement in operating cash flow is attributable to the results of cable systems acquired in 1998 and 1997.

OTHER BUSINESSES AND CORPORATE OFFICE. In 1998, revenues from other businesses, including Kaplan Educational Centers, Washingtonpost.Newsweek Interactive, MLJ (sold in July 1998), Legi-Slate and PASS Sports (nine months of 1997), increased 32 percent to $208.4 million, from $157.4 million in 1997. The majority of the increase is attributable to continued growth at Kaplan Educational Centers. Kaplan's revenues increased 66 percent in 1998 (with acquisitions accounting for approximately two-thirds of the increase).

       Other businesses and the corporate office recorded an operating loss in 1998 of $66.9 million, compared to a loss of $52.3 million in 1997. The increase in operating loss is principally attributable to the Company's electronic media initiatives and, to a lesser extent, the start up costs associated with Kaplan's expansion of its Score elementary education business. Offsetting these losses were improved and continued profitability from Kaplan's core test preparation business, as well as operating income contributed by the various businesses acquired by Kaplan in 1998 and 1997.

EQUITY IN (LOSSES) EARNINGS OF AFFILIATES. The Company's equity in losses of affiliates in 1998 was $5.1 million, compared with income of $10.0 million in 1997. The $15.1 million decline in affiliate earnings resulted from increased spending at new media joint ventures (principally Classified Ventures and CareerPath.com) and the absence of affiliate earnings that were provided in the prior year from the Company's investment interest in the Bear Island Partnerships (sold in November 1997) and Cowles Media Company (disposed of in March 1998).

NON-OPERATING ITEMS. In 1998, the Company incurred net interest expense of $10.4 million, compared to $2.2 million of net interest income in 1997. The average short-term borrowings outstanding in 1998 was $231.8 million, as compared to $10.7 million in average borrowings outstanding in 1997.

       Other income (expense), net, in 1998 was $304.7 million, compared to $69.5 million in 1997. For 1998, other income (expense), net, includes $309.7 million arising from the disposition of the Company's 28 percent interest in Cowles Media Company, the sale of 14 small cable systems and the disposition of the Company's interest in Junglee, a facilitator of Internet commerce. For 1997, other income (expense), net, includes $74.8 million in gains arising from the sale of the Bear Island partnerships and the sale of the assets of the Company's PASS regional cable sports network.

INCOME TAXES. The effective tax rate in 1998 was 37.5 percent, as compared to 39 percent in 1997. The decrease in the effective income tax rate is principally the result of the disposition of Cowles Media Company being subject to state income tax in jurisdictions with lower tax rates, and to a lesser extent, from a favorable IRS-approved income tax change in the fourth quarter of 1998.

RESULTS OF OPERATIONS--1997 COMPARED TO 1996

Net income in 1997 was $281.6 million, an increase of 28 percent over net income of $220.8 million in 1996. Basic and diluted earnings per share rose 31 and 30 percent to $26.23 and $26.15, respectively, in 1997. The Company's 1997 net income includes $28.5 million from the sale of the Company's investment in Bear Island Paper Company, L.P., and Bear Island Timberlands Company, L.P., as well as $16.0 million relating to the sale of the assets of its PASS regional cable sports network. Excluding these non-recurring gains, net income increased 7 percent in 1997 and basic and diluted earnings per share each increased 10 percent.

       Revenues for 1997 totaled $1,956.3 million, an increase of 6 percent from $1,853.4 million in 1996. Advertising revenues increased 5 percent in 1997, and circulation and subscriber revenues increased 6 percent. Other revenues increased 5 percent. Substantially all of the increase in advertising revenues was generated by the newspaper and magazine divisions. The increase in circulation and subscriber revenues is due to growth at the cable division and the increase in other revenues is attributable to higher tuition revenues at Kaplan partially offset by reduced fees for engineering services at MLJ.

       Costs and expenses for the year increased 4 percent to $1,574.9 million, from $1,516.3 million in 1996. In addition to the normal growth in the costs of operations, the cost and expense increase is attributable to companies acquired in 1997, expansion of Kaplan's business offerings, increased spending for new media activities offset partially by decreased newsprint and magazine paper costs, and other favorable cost experience at Newsweek.

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

       Newspaper division operating margin in 1997 increased to 21 percent from 16 percent in 1996. The increase in 1997 operating margin is primarily attributable to increased advertising revenues and lower newsprint expense (down 9 percent). Average newsprint prices paid by the newspaper division in 1997 declined about 14 percent from 1996, the positive effects of which were partially offset by a 4 percent increase in newsprint consumed.

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

       The operating margin at the broadcast division increased to 48 percent, from 47 percent in 1996. Excluding amortization of goodwill and intangibles, operating margins for 1997 and 1996 were 52 percent and 51 percent, respectively. The improvement in the 1997 operating margin is due to increased advertising revenues and benefits derived from 1997 expense control initiatives which, in total, outpaced higher expenses associated with the new station, WCPX (renamed WKMG).

MAGAZINE DIVISION. Magazine division revenues, which beginning in 1997 also included the Company's business information unit, rose 3 percent to $389.9 million due primarily to increased advertising revenues at the Newsweek domestic edition. The Newsweek domestic advertising revenues increase over the prior year resulted from a 6 percent increase in domestic advertising pages sold in 1997 versus 1996. Total circulation revenues for the magazine division increased 1 percent in 1997.

       Operating margin of the magazine division increased to 11 percent in 1997, from 7 percent in 1996. The increase in operating margin is primarily attributable to the operating results of Newsweek, including the higher sales of domestic advertising pages, reduced magazine paper costs, realized savings from prior year outsourcing initiatives, and other favorable cost experience.

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

       Cable operating cash flow increased 4 percent to $104.7 million, from $100.2 million in 1996. Operating margin at the cable division was 21 percent in 1997 compared to 25 percent in 1996, reflecting the effects of increased depreciation and amortization in 1997 from recent cable system acquisitions and capital improvements.

OTHER BUSINESSES AND CORPORATE OFFICE. In 1997, revenues from other businesses, including Kaplan, MLJ, Legi-Slate, Washingtonpost.Newsweek Interactive, and PASS Sports (nine months of 1997), increased 7 percent over the prior year to $157.4 million. The majority of the increase in other businesses revenues is attributable to Kaplan, where revenues increased 21 percent. Student enrollments at Kaplan increased 3 percent in 1997. Partially offsetting the revenue increase generated by Kaplan was a decrease in engineering consulting revenues at MLJ.

       Other businesses and the corporate office recorded an operating loss in 1997 of $52.3 million, compared to a loss of $30.6 million in 1996. The 1997 operating loss increase is directly attributable to the Company's spending on electronic media initiatives, the 1997 decline in MLJ's revenues, and, to a lesser extent, the start-up costs associated with Kaplan's significant expansion of its Score elementary education business. Offsetting these losses was improved and continued profitability from Kaplan's core test preparation business.

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

NON-OPERATING ITEMS. Interest income, net of interest expense, was $2.2 million, compared to $3.8 million in 1996. Increased spending in 1997 for acquisitions, capital expenditures, and stock repurchases resulted in less invested cash in 1997 versus 1996, causing a decline in interest income. Other income (expense), net in 1997 was $69.5 million, compared with an expense of $0.5 million in 1996. The increase in other income is attributable to the 1997 gains arising from the Company's sale of its investment in Bear Island Paper Company, L.P., and Bear Island Timberlands Company, L.P., as well as the sale of the assets of the Company's PASS regional cable sports network.

INCOME TAXES. The effective tax rate in both 1997 and 1996 was approximately 39 percent.

FINANCIAL CONDITION: CAPITAL RESOURCES AND LIQUIDITY

ACQUISITIONS. During 1998, the Company acquired various businesses for about $320.6 million, which included, among others, $209.0 million for cable systems serving approximately 115,400 subscribers and $100.4 million for various educational, training and career services companies to expand Kaplan's business offerings.

       During 1997, the Company acquired various businesses for about $118.9 million. These acquisitions included, among others, $23.9 million for cable systems serving approximately 16,000 subscribers and $84.5 million for the publishing rights to two computer services industry periodicals and the rights to conduct two computer industry trade shows.

       In 1996, the Company spent approximately $147.5 million on business acquisitions. The 1996 acquisitions included, among others, $129.0 million (including $11.9 million of the Company's Series A redeemable preferred stock) for cable systems serving about 66,000 subscribers.

EXCHANGES. During 1997, the Company exchanged the assets of certain cable systems with Tele-Communications, Inc., resulting in an increase of about 21,000 subscribers for the Company. The Company also completed, in 1997, a transaction with Meredith Corporation whereby the Company exchanged the assets of WFSB-TV, the CBS affiliate in Hartford, Connecticut, and $60.0 million in cash for the assets of WCPX-TV (renamed WKMG), the CBS affiliate in Orlando, Florida.

DISPOSITIONS. In March 1998, the Company received $330.5 million in cash and 730,525 shares of McClatchy Newspapers, Inc. Class A common stock as a result of the merger of Cowles and McClatchy. The market value of the McClatchy stock received was $21.6 million, based upon publicly quoted market prices. During the last three quarters of 1998, the Company sold 464,700 shares of the McClatchy stock (64 percent of the total shares received) for $15.4 million.

       In July 1998, the Company completed the sale of 14 small cable systems in Texas, Missouri and Kansas serving approximately 29,000 subscribers for $41.9 million. In August 1998, the Company received 202,961 shares of Amazon.com common stock as a result of the merger of Amazon.com and Junglee Corporation. At the time of the merger transaction, the Company owned a minority investment interest in Junglee Corporation, a facilitator of Internet commerce. The market value of the Amazon.com stock received was $25.2 million. In the fourth quarter of 1998, the Company sold 178,459 shares of the Amazon.com common stock (88 percent of the total shares received) for $22.8 million.

       In November 1997, the Company sold its 35 percent interest in Bear Island Paper Company, L.P., and Bear Island Timberlands Company, L.P., for approximately $92.8 million. In September 1997, the Company sold the assets of its PASS regional cable sports network for $27.4 million.

CAPITAL EXPENDITURES. During 1998, the Company's capital expenditures totaled $244.2 million, the majority of which related to the replacement of the printing facilities at The Washington Post and plant upgrades at the Company's cable subsidiary. The Company estimates that in 1999 it will spend approximately $150.0 million for property and equipment, primarily for various projects at the newspaper and cable divisions.

INVESTMENTS IN MARKETABLE EQUITY SECURITIES. During the third and fourth quarters of 1998, the Company acquired 747,100 shares of General Re Corporation ("General Re") common stock and 20 shares of Class A Berkshire Hathaway, Inc. ("Berkshire") common stock from the open market for an aggregate purchase price of $165.0 million. On January 26, 1999, the 747,100 shares of General Re common stock converted to 2,614 and 25 shares of Berkshire Class A and Class B common stock, respectively, pursuant to the terms of a merger agreement between Berkshire and General Re. It is the Company's present intention to hold the Berkshire common stock long-term.

       The Company's investment in marketable equity securities at January 3, 1999 also includes common stock investments in various publicly traded companies, including shares of Amazon.com, America Online, and Ticketmaster-Citysearch Online. The Company obtained its ownership of these common stock investments as a result of merger or acquisition transactions in which these companies merged or acquired various small Internet related companies in which the Company held minor investments.

       At January 3, 1999, the fair value of the Company's investments in marketable equity securities was $256.1 million, of which $184.4 million consists of the Company's Berkshire/General Re common stock investment.

COMMON STOCK REPURCHASES AND DIVIDEND RATE. During 1998, 1997 and 1996, the Company repurchased 41,033, 846,290 and 103,642 shares, respectively, of its Class B common stock at a cost of $20.5 million, $368.6 million and $32.3 million, respectively. The annual dividend rate for 1999 was increased to $5.20 per share, from $5.00 per share in 1998, $4.80 per share in 1997 and $4.60 per share in 1996.

LIQUIDITY. At January 3, 1999, the Company had $15.2 million in cash and cash equivalents. In March 1998, the Company replaced its $300.0 million revolving credit facility with a $500.0 million revolving credit facility to provide for general corporate purposes and support the issuance of commercial paper. At January 3, 1999, the Company had $453.4 million in commercial paper borrowings outstanding at an average interest rate of 5.4 percent. On February 15, 1999, the Company issued $400.0 million of 5.5 percent, 10-year notes, netting approximately $395.0 million in proceeds after discount and fees. The Company intends to utilize the $395.0 million in proceeds to repay an equal amount of commercial paper borrowings outstanding.

       The Company expects to fund its estimated capital needs primarily through internally generated funds, and, to a lesser extent, commercial paper borrowings. In management's opinion, the Company will have ample liquidity to meet its various cash needs in 1999.

YEAR 2000. The Company's assessment, remediation, testing and contingency planning efforts surrounding Year 2000 readiness are proceeding as planned with completion of all project phases projected for late Fall of 1999. To date, the assessment of internal systems and equipment has been completed and the Company has made substantial progress in completing the remediation, testing and contingency planning phases of its Year 2000 readiness project.

       Most of the Company's significant internal systems and equipment, including equipment with embedded controls, have been determined to be Year 2000 compliant. Certain critical internal systems, however, have been identified as incapable of processing transactions beyond the Year 2000 the most significant of which include some of the revenue related business systems at The Washington Post and Newsweek. At Newsweek, the non-compliant systems have since been repaired and testing of such remediation is currently underway. For the non-compliant systems at The Washington Post, which principally include the advertising and circulation billing systems, the remediation efforts are continuing and are presently expected to be completed and tested by late Fall of 1999. The Company believes it has the ability to perform these functions manually should the remediation efforts not be completed according to plan. The majority of the non-compliant internal systems currently being replaced were scheduled to be replaced prior to Year 2000 for operating efficiency reasons.

       For critical internal systems and equipment determined to be compliant during the assessment phase of the project, and for non-compliant equipment that has been repaired or replaced, the Company has devised and commenced a testing plan to provide additional compliance assurance. To date, the results of the Company's Year 2000 compliance testing program have not revealed any new problems, or ineffective remediation. The Year 2000 testing phase for internal systems and equipment is believed to be approximately 60 percent complete as of the end of January 1999.

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

       The Company estimates that its total Year 2000 compliance costs will approximate $25 million. Approximately $15 million of the estimated costs are attributable to assessment, repair and testing activities and will be expensed as incurred (approximately $7 million expensed in 1998 and $8 million expected to be expensed in 1999). The remaining $10 million represents the estimated cost to replace non-compliant systems and will be capitalized and amortized over a period ranging between five and ten years. The Company anticipates that the funds needed to complete the Year 2000 compliance efforts and referenced system replacements will be provided primarily from the Company's operating cash flows.

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

       Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ from those expressed in any forward-looking statement made by, or on behalf of, the
Company:

       The dates on which the Company believes its Year 2000 readiness project will be completed are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. Unanticipated failures by critical vendors, as well as a failure by the Company to execute successfully its own remediation efforts, however, could have a material adverse effect on the costs associated with the Year 2000 readiness project and on its completion. Some important factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, the timely and accurate responses to and correction by third-parties and suppliers, the ability to implement interfaces between new systems and the systems not being replaced and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business or expose it to third-party liability.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

Ten-Year Summary of Selected Historical Financial Data

See Notes to Consolidated Financial Statements for the summary of significant accounting policies and additional information relative to the years 1996-1998.


(in thousands, except per share amounts)                                            1998            1997           1996
--------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
    Operating revenues                                                           $2,110,360      $1,956,253     $1,853,445
    Income from operations                                                       $  378,897      $  381,351     $  337,169
    Income before cumulative effect of changes in accounting principle           $  417,259      $  281,574     $  220,817
    Cumulative effect of change in method of accounting for income taxes                 --              --             --
    Cumulative effect of change in method of accounting
      for postretirement benefits other than pensions                                    --              --             --
                                                                                ------------------------------------------

    Net income                                                                   $  417,259      $  281,574     $  220,817
                                                                                ==========================================

PER SHARE AMOUNTS
    Basic earnings per common share
      Income before cumulative effect of changes in accounting principles        $    41.27      $    26.23     $    20.08
      Cumulative effect of changes in accounting principles                              --              --             --
                                                                                ------------------------------------------

      Net income                                                                 $    41.27      $    26.23     $    20.08
                                                                                ==========================================
      Basic average shares outstanding                                               10,087          10,700         10,964
    Diluted earnings per share
      Income before cumulative effect of changes in accounting principles        $    41.10      $    26.15     $    20.05
      Cumulative effect of changes in accounting principles                              --              --             --
                                                                                ------------------------------------------

      Net income                                                                 $    41.10      $    26.15     $    20.05
                                                                                ==========================================
      Diluted average shares outstanding                                             10,129          10,733         10,980
    Cash dividends                                                               $     5.00      $     4.80     $     4.60
    Common shareholders' equity                                                  $   157.34      $   117.36     $   121.24

FINANCIAL POSITION
    Current assets                                                               $  404,878      $  308,492     $  382,631
    Working capital                                                                  15,799        (300,264)       100,995
    Property, plant and equipment                                                   841,062         653,750        511,363
    Total assets                                                                  2,729,661       2,077,317      1,870,411
    Long-term debt                                                                  395,000              --             --
    Common shareholders' equity                                                   1,588,103       1,184,074      1,322,803

    1995          1994          1993          1992          1991           1990          1989
------------------------------------------------------------------------------------------------

 $1,719,449    $1,613,978    $1,498,191    $1,450,867    $1,380,261     $1,438,640    $1,444,094
 $  271,018    $  274,875    $  238,980       232,112    $  192,866     $  281,768    $  313,691
 $  190,096    $  169,672    $  153,817       127,796    $  118,721     $  174,576    $  197,893
         --            --        11,600            --            --             --            --


         --            --            --            --       (47,897)            --            --
------------------------------------------------------------------------------------------------

 $  190,096    $  169,672    $  165,417    $  127,796    $   70,824     $  174,576    $  197,893
================================================================================================


 $    17.16    $    14.66    $    13.10    $    10.81    $    10.00     $    14.46    $    15.51
         --            --          0.98            --         (4.04)            --            --
------------------------------------------------------------------------------------------------

 $    17.16    $    14.66    $    14.08    $    10.81    $     5.96     $    14.46    $    15.51
================================================================================================
     11,075        11,577        11,746        11,827        11,874         12,073        12,755


 $    17.15    $    14.65    $    13.10    $    10.80    $    10.00     $    14.45    $    15.50
         --            --          0.98            --         (4.04)            --            --
------------------------------------------------------------------------------------------------

 $    17.15    $    14.65    $    14.08    $    10.80    $     5.96     $    14.45    $    15.50
================================================================================================
     11,086        11,582        11,750        11,830        11,876         12,081        12,768
 $     4.40    $     4.20    $     4.20    $     4.20    $     4.20     $     4.00    $     1.84
 $   107.60    $    99.32    $    92.84    $    84.17    $    78.12     $    76.31    $    75.40


 $  406,570      $375,879    $  625,574    $  524,975    $  472,219     $  471,669    $  553,188
     98,393       102,806       367,041       242,627       183,959        175,807       283,118
    457,359       411,396       363,718       390,804       390,313        394,979       370,597
  1,732,893     1,696,868     1,622,504     1,568,121     1,487,661      1,496,509     1,532,211
         --        50,297        51,768        51,842        51,915        126,988       152,061
  1,184,204     1,126,933     1,087,419       993,005       924,285        905,112       941,522

                                INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                               DESCRIPTION
   -------                              -----------
    3.1    ---   Certificate of Incorporation of the Company as amended
                 through May 12, 1988, and the Certificate of Designation for the Company's Series A Preferred Stock filed January 22,
                 1996 (incorporated by reference to Exhibit 3.1 to the
                 Company's Annual Report on Form 10-K for the fiscal year
                 ended December 31, 1995).

    3.2    ---   By-Laws of the Company as amended through September 9, 1993
                 (incorporated by reference to Exhibit 3 to the Company's
                 Quarterly Report on Form 10-Q for the quarter ended October
                 3, 1993).

    4.1    ---   Credit Agreement dated as of March 17, 1998, among the
                 Company, Citibank, N.A., Wachovia Bank of Georgia, N.A., and
                 the other Lenders named therein (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K
                 for the fiscal year ended December 28, 1997).

    4.2    ---   Form of the Company's 5.50% Notes due February 15, 2009,
                 issued under the Indenture dated as of February 17, 1999,
                 between the Company and The First National Bank of Chicago, as Trustee.

    4.3    ---   Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee.

    10.1   ---   The Washington Post Company Annual Incentive Compensation
                 Plan as amended and restated effective June 30, 1995
                 (incorporated by reference to Exhibit 10.1 to the Company's
                 Quarterly Report on Form 10-Q for the quarter ended March
                 31, 1996).*

    10.2   ---   The Washington Post Company Long-Term Incentive Compensation
                 Plan as amended and restated effective June 30, 1995
                 (incorporated by reference to Exhibit 10.2 to the Company's
                 Quarterly Report on Form 10-Q for the quarter ended March
                 31, 1996).*

    10.3   ---   The Washington Post Company Stock Option Plan as amended and restated through March 12, 1998 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K
                 for the fiscal year ended December 28, 1997).*

    10.4   ---   The Washington Post Company Supplemental Executive
                 Retirement Plan as amended and restated effective December
                 31, 1993 (incorporated by reference to Exhibit 10.4 to the
                 Company's Annual Report on Form 10-K for the fiscal year
                 ended January 2, 1994).*

    10.5   ---   The Washington Post Company Deferred Compensation Plan
                 effective November 15, 1996 (incorporated by reference to
                 Exhibit 10 to the Company's Quarterly Report on Form 10-Q
                 for the quarter ended September 29, 1996.)*

                         [Index Continued on Next Page]

-------------
           * A management contract or compensatory plan or arrangement required to be included as an exhibit hereto pursuant to Item 14(c) of Form 10-K.

   EXHIBIT
   NUMBER                          DESCRIPTION
   -------                         -----------
    11     ---    Calculation of earnings per share of common stock.

    21     ---    List of subsidiaries of the Company.

    23     ---    Consent of independent accountants.

    24     ---    Power of attorney dated March 13, 1997 (incorporated by
                  reference to Exhibit 24 to the Company's Annual Report on
                  Form 10-K for the fiscal year ended December 28, 1997).

    27     ---    Financial Data Schedule.
