Form 10-Q
period 1999-04-04
WASHINGTON POST CO
filed 1999-05-18
CIK 104889

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarterly
Period Ended       April 4, 1999   Commission File Number 1-6714
            --------------------------------------------------------------------


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
                                               ---------        --------

       Shares outstanding at May 3, 1999:

             Class A Common Stock                 1,739,250  Shares
             Class B Common Stock                 8,360,644  Shares

                           THE WASHINGTON POST COMPANY

                               INDEX TO FORM 10-Q

                                                                                                   PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of Income
                      (Unaudited) for the Thirteen Weeks
                      Ended April 4, 1999 and March 29, 1998.........................................3

          Condensed Consolidated Statements of Comprehensive
                      Income (Unaudited) for the Thirteen Weeks
                      Ended April 4, 1999 and March 29, 1998.........................................4

          Condensed Consolidated Balance Sheets at April 4, 1999
                      (Unaudited) and January 3, 1999................................................5

          Condensed Consolidated Statements of Cash Flows
                      (Unaudited) for the Thirteen Weeks Ended
                      April 4, 1999 and March 29, 1998...............................................6

          Notes to Condensed Consolidated Financial Statements
                      (Unaudited)....................................................................7

Item 2.   Management's Discussion and Analysis of Results of
                      Operations and Financial Condition............................................10

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..........................................................17

Signatures..........................................................................................18

Exhibit 11

Exhibit 27 (Electronic Filing Only)

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

The Washington Post Company
Condensed Consolidated Statements of Income (Unaudited)

                                                                   Thirteen Weeks Ended
                                                              ------------------------------
                                                               April 4,           March 29,
(In thousands, except per share amounts)                         1999               1998
                                                                 ----               ----
Operating revenues
  Advertising                                                   $300,002          $292,685
  Circulation and subscriber                                     141,431           130,341
  Other                                                           78,964            60,929
                                                                 -------           -------
                                                                 520,397           483,955
                                                                 -------           -------
Operating costs and expenses
  Operating                                                      286,583           267,587
  Selling, general and administrative                            116,997           109,930
  Depreciation of property, plant and equipment                   25,118            20,380
  Amortization of goodwill and other intangibles                  14,425            10,741
                                                                 -------           -------
                                                                 443,123           408,638
                                                                 -------           -------

Income from operations                                            77,274            75,317

Other income (expense)
  Equity in (losses) earnings of affiliates                       (2,510)              988
  Interest income                                                    246               207
  Interest expense                                                (6,813)           (2,244)
  Other, net (Note 1)                                              6,143           258,106
                                                                 -------           -------

Income before income taxes                                        74,340           332,374

Provision for income taxes                                        29,150           124,500
                                                                 -------           -------

Net income                                                        45,190           207,874

Redeemable preferred stock dividends                                (475)             (478)
                                                                 -------           -------

Net income available for common shares                          $ 44,715          $207,396
                                                                 =======           =======

Basic earnings per common share                                 $   4.43          $  20.57
                                                                 =======           =======

Diluted earnings per common share                               $   4.41          $  20.47
                                                                 =======           =======

Dividends declared per common share                             $   2.60          $   2.50
                                                                 =======           =======

Basic average number of common shares outstanding                 10,098            10,084

Diluted average number of common shares outstanding               10,143            10,131

The Washington Post Company
Condensed Consolidated Statements of Comprehensive Income (Unaudited)


                                                                    Thirteen Weeks Ended
                                                                -----------------------------
                                                                 April 4,          March 29,
(In thousands)                                                     1999              1998
                                                                   ----              ----
Net income                                                       $ 45,190          $ 207,874
                                                                  -------           --------

Other comprehensive income (loss)
  Foreign currency translation adjustment                          (3,109)              (296)
  Change in unrealized gain on available-for-sale
    securities                                                     12,378                388
  Less:  reclassification adjustment for realized
    gains included in net income                                   (2,994)                 -
                                                                  -------           --------
                                                                    6,275                 92
  Income tax expense related to other comprehensive
    income                                                         (3,662)              (152)
                                                                  -------           --------
                                                                    2,613                (60)
                                                                  -------           --------

Comprehensive Income                                             $ 47,803          $ 207,814
                                                                  =======           ========

The Washington Post Company
Condensed Consolidated Balance Sheets


(In thousands)                                                             April 4,            January 3,
                                                                             1999                1999
                                                                          (unaudited)
                                                                         -------------       ------------
Assets

Current assets
    Cash and cash equivalents                                            $    18,006          $   15,190
    Investments in marketable equity securities                               65,095              71,676
    Accounts receivable, net                                                 226,563             236,514
    Federal and state income taxes receivable                                 13,264              35,395
    Inventories                                                               24,488              20,154
    Other current assets                                                      21,552              25,949
                                                                           ---------           ---------
                                                                             368,968             404,878

Property, plant and equipment
    Buildings                                                                248,921             248,764
    Machinery, equipment and fixtures                                        984,235             977,710
    Leasehold improvements                                                    51,973              50,556
                                                                           ---------           ---------
                                                                           1,285,129           1,277,030
    Less accumulated depreciation                                           (591,413)           (566,616)
                                                                           ---------           ---------
                                                                             693,716             710,414
    Land                                                                      41,204              41,191
    Construction in progress                                                 112,919              89,457
                                                                           ---------           ---------
                                                                             847,839             841,062

Investments in marketable equity securities                                  196,557             184,440
Investments in affiliates                                                     66,645              68,530
Goodwill and other intangibles,
    less accumulated amortization                                            885,669             883,232
Prepaid pension cost                                                         277,430             256,134
Deferred charges and other assets                                            100,852              91,385
                                                                           ---------           ---------
                                                                          $2,743,960          $2,729,661
                                                                           =========           =========

Liabilities and Shareholders' Equity

Current liabilities
    Accounts payable and accrued liabilities                              $  238,306          $  245,068
    Deferred subscription revenue                                             82,465              85,649
    Dividends declared                                                        13,364                  --
    Short-term borrowings                                                     37,572              58,362
                                                                           ---------           ---------
                                                                             371,707             389,079

Other liabilities                                                            264,122             261,896
Deferred income taxes                                                         88,886              83,710
Long-term debt                                                               397,425             395,000
                                                                           ---------           ---------
                                                                           1,122,140           1,129,685
                                                                           ---------           ---------

Redeemable preferred stock                                                    11,873              11,873
                                                                           ---------           ---------

Preferred stock                                                                   --                  --
                                                                           ---------           ---------
Common shareholders' equity
    Common stock                                                              20,000              20,000
    Capital in excess of par value                                            46,977              46,199
    Retained earnings                                                      2,615,679           2,597,217
    Accumulated other comprehensive income (losses)
         Cumulative foreign currency translation
            adjustment                                                        (4,708)             (1,600)
         Unrealized gain on available-for-sale
            securities                                                        47,702              41,980
    Cost of Class B common stock held in treasury                         (1,115,703)         (1,115,693)
                                                                           ---------           ---------
                                                                           1,609,947           1,588,103
                                                                           ---------           ---------
                                                                          $2,743,960          $2,729,661
                                                                           =========           =========

The Washington Post Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                        Thirteen Weeks Ended
                                                                    ------------------------------
                                                                     April 4,         March 29,
(In thousands)                                                        1999              1998
                                                                    ----------       -----------
Cash flows from operating activities:
    Net income                                                      $  45,190         $207,874
    Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation of property, plant and equipment              25,118           20,380
            Amortization of goodwill and other intangibles             14,425           10,741
            Net pension benefit                                       (21,658)         (12,011)
            Gain on disposition of business                                --         (258,436)
            Gain on disposition of marketable equity
                 securities                                            (6,689)              --
            Equity in losses (earnings) of affiliates, net
                 of distributions                                       2,509             (326)
            Provision for deferred income taxes                         4,048             (752)
            Change in assets and liabilities:
                 Decrease in accounts receivable, net                   9,951            9,787
                 Increase in inventories                               (4,334)          (4,356)
                 Decrease in accounts payable and
                     accrued liabilities                               (6,762)         (19,672)
                 Increase in income taxes payable                          --          108,427
                 Decrease in income taxes receivable                   22,131               --
                 (Increase) decrease in other assets and
                     other liabilities, net                           (11,324)           4,395
            Other                                                        (491)           4,931
                                                                     --------         --------

         Net cash provided by operating activities                     72,114           70,982
                                                                     --------         --------

Cash flows from investing activities:
    Proceeds from sale of business                                         --          330,473
    Proceeds from sales of marketable equity securities                10,527               --
    Purchases of property, plant and equipment                        (29,366)         (26,104)
    Investments in certain businesses                                 (16,284)         (43,580)
    Other                                                              (3,360)              28
                                                                     --------         --------

         Net cash (used in) provided by investing
            activities                                                (38,483)         260,817
                                                                     --------         --------

Cash flows from financing activities:
    Principal payments on debt                                       (415,790)        (296,394)
    Issuance of debt                                                  397,425               --
    Dividends paid                                                    (13,364)         (12,855)
    Proceeds from exercise of stock options                             1,684            1,158
    Common shares repurchased                                            (770)          (5,593)
                                                                     --------         --------

         Net cash used in financing activities                        (30,815)        (313,684)
                                                                     --------         --------

Net increase in cash and cash equivalents                               2,816           18,115

Beginning cash and cash equivalents                                    15,190           21,117
                                                                     --------         --------

Ending cash and cash equivalents                                    $  18,006        $  39,232
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

Note 1:  Acquisitions and Dispositions.

Acquisitions. In the first quarter of 1999, the company acquired businesses for approximately $16.3 million, including an accredited distance education institute that offers degrees in paralegal studies and legal nurse consulting.

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

Dispositions. In March 1998, Cowles Media Company ("Cowles") and McClatchy Newspapers, Inc. ("McClatchy") completed a series of transactions resulting in the merger of Cowles and McClatchy. In the merger, each share of Cowles common stock was converted (based upon elections of Cowles stockholders) into shares of McClatchy stock or a combination of cash and McClatchy stock. As of the date of the Cowles and McClatchy merger transaction, a wholly-owned subsidiary of the company owned 3,893,796 (equal to about 28 percent) of the outstanding common stock of Cowles, most of which was acquired in 1985. As a result of this transaction, the company's subsidiary received $330.5 million in cash from McClatchy and 730,525 shares of McClatchy Class A common stock. The market value of the McClatchy stock received approximated $21.6 million. The gain resulting from this transaction, which is included in "Other, net" in the Condensed Consolidated Statements of Income, increased 1998 net income by approximately $162.8 million and basic and diluted earnings per share by $16.14 and $16.07, respectively.

Note 2:  Investments in Marketable Securities.

      Investments in marketable equity securities at April 4, 1999 and January 3, 1999 consist of the following (in thousands):

                                                             April 4,                January 3,
                                                               1999                     1999
                                                            ----------              ------------
                  Total cost                                 $183,452                 $187,297
                  Gross unrealized gains                       78,200                   68,819
                                                              -------                  -------
                  Total fair value                           $261,652                 $256,116
                                                              =======                  =======

      During the first quarter of 1999, proceeds from sales of marketable equity securities were $10.5 million and gross realized gains on such sales were $6.7 million. There were no sales of marketable equity securities during the first quarter of 1998. Gross realized gains or losses upon the sale of marketable equity securities are included in "Other, net" in the Condensed Consolidated Statements of Income.

Note 3:  Borrowings.

      On February 15, 1999, the company completed the issuance of $400.0 million
5.5 percent unsecured notes due February 15, 2009. The company is required to pay interest related to these notes on February 15 and August 15 of each year. The first interest payment of approximately $11.0 million is due on August 15, 1999.

      During the first quarter of 1999 and 1998, the company had average borrowings outstanding of approximately $449.0 million and $272.0 million, respectively, at average annual interest rates of approximately 5.5 percent and
5.6 percent, respectively. During the first quarter of 1999 and 1998, the company incurred interest expense on borrowings of $6.2 million and $3.9 million, respectively. Approximately $2.0 million of interest costs incurred in the first quarter of 1998 were capitalized. No significant interest costs were capitalized in the first quarter of 1999.

Note 4:  Business Segments.

      The following table summarizes financial information related to each of the company's business segments. The 1999 and 1998 results of operations information is for the thirteen weeks ended April 4, 1999 and March 29, 1998, respectively. The 1999 and 1998 asset information is as of April 4, 1999 and January 3, 1999, respectively.

(in thousands)                                                                   Education          Other
                                                                                    and           Businesses
                          Newspaper    Television     Magazine      Cable          Career        and Corporate
                         Publishing   Broadcasting   Publishing   Television      Services           Office         Consolidated
                         ----------   ------------   ----------   ----------    ------------     --------------     ------------
1999
----
Operating revenues        $208,462      $ 80,297      $ 90,716     $ 80,799       $ 57,412          $  2,711         $  520,397
Income (loss) from
  operations              $ 39,502      $ 34,428      $  8,970     $ 14,818       $ (7,378)         $(13,066)        $   77,274
Equity in losses of
  affiliates                                                                                                             (2,510)
Interest expense, net                                                                                                    (6,567)
Other income, net                                                                                                         6,143
                                                                                                                      ---------
Income before income
  taxes                                                                                                              $   74,340
                                                                                                                      =========

Depreciation expense      $  7,582      $  2,788      $  1,263     $ 10,754       $  1,993          $    738         $   25,118
Amortization expense      $    380      $  3,560      $  1,478     $  7,446       $  1,561          $      -         $   14,425

Identifiable assets       $636,131      $434,135      $354,675     $702,201       $223,270          $ 65,251         $2,415,663
Investments in
  marketable equity
  securities                                                                                                            261,652
Investments in
  affiliates                                                                                                             66,645
                                                                                                                      ---------

 Total assets                                                                                                        $2,743,960
                                                                                                                      =========

                                                                                 Education          Other
                                                                                    and           Businesses
                          Newspaper    Television     Magazine      Cable          Career        and Corporate
                         Publishing   Broadcasting   Publishing   Television      Services           Office         Consolidated
                         ----------   ------------   ----------   ----------    ------------     --------------     ------------
1998
----
Operating revenues        $203,880      $ 79,057      $ 91,854     $ 67,303       $ 39,566          $  2,295         $  483,955
Income (loss) from
  operations              $ 42,449      $ 34,000      $  6,291     $ 12,094       $ (4,112)         $(15,405)        $   75,317
Equity in losses of
  affiliates                                                                                                                988
Interest expense, net                                                                                                    (2,037)
Other income, net                                                                                                       258,106
                                                                                                                      ---------
Income before income
  taxes                                                                                                              $  332,374
                                                                                                                      =========

Depreciation expense      $  5,048      $  2,805      $  1,244     $  9,292       $  1,261          $    730         $   20,380
Amortization expense      $    218      $  3,533      $  1,482     $  4,874       $    634          $      -         $   10,741

Identifiable assets       $634,882      $437,506      $355,176     $710,641       $196,702          $ 70,108         $2,405,015
Investments in
  marketable equity
  securities                                                                                                            256,116
Investments in
  affiliates                                                                                                             68,530
                                                                                                                      ---------

 Total assets                                                                                                        $2,729,661
                                                                                                                      =========

      Newspaper publishing includes the publication of newspapers in the Washington, D.C. area (The Washington Post and the Gazette community newspapers) and Everett, Washington (The Everett Herald). This business division also includes newsprint warehousing and recycling operations.

      Television broadcasting operations are conducted through six VHF, network-affiliated television stations serving the Detroit, Houston, Miami, San Antonio, Orlando and Jacksonville television markets.

      The magazine publishing division consists of the publication of a weekly news magazine, Newsweek, which has one domestic and three international editions, and the publication of business periodicals for the computer services industry and the Washington-area technology community.

      Cable television operations consist of over 53 cable systems offering basic cable and pay television services to approximately 738,300 subscribers in midwestern, western, and southern states.

      Education and career services are provided through the Company's wholly owned subsidiary Kaplan Educational Center, Inc. Kaplan's six operating divisions include Test Preparation and Admissions; Score! Educational Centers, offering K-8 after-school programs; Kaplan Learning Services, providing customized education services and professional development at schools and universities; Publishing, which produces educational books and software; Kaplan Professional, providing recruitment, assessment, training and certification services; and Kaplan University, offering distance learning programs.

      Other businesses and corporate office include the operations of an online information service devoted to federal and state legislation and regulations, a digital media and electronic information services provider and the company's corporate office.

      Income from operations includes actuarially determined net pension credits, which are significant to the magazine and newspaper publishing divisions. These pension credits totaled $12.2 and $8.6 for the magazine division in the first quarter of 1999 and 1998, respectively; $7.2 and $2.1 for the newspaper division.

      The company maintains stock option and stock appreciation right plans at its Kaplan subsidiary that provide for the issuance of stock options representing 10 percent of Kaplan's stock and the issuance of stock appreciation rights to certain members of Kaplan's management. The options and appreciation rights vest ratably over five years from issuance. For the first quarter of 1999 and 1998, the education and career services operating results include a non-cash charge of $2.0 and $1.5 million, respectively, related to these plans.

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

RESULTS OF OPERATIONS

      Net income for the first quarter of 1999 was $45.2 million ($4.41 per share), a decrease of $162.7 million from net income of $207.9 ($20.47 per share) in the first quarter of last year. The company's 1998 first quarter net income included $162.8 million ($16.07 per share) from the disposition of its 28 percent interest in Cowles Media Company. Excluding the effect of the prior year disposition, the company's 1999 first quarter net income and earnings per share remained essentially unchanged.

      Revenue for the first quarter of 1999 was $520.4 million, up 8 percent from $484.0 million in 1998. Advertising revenues and circulation and subscriber revenues increased 2 percent and 9 percent, respectively, over the prior year. Other operating revenues increased 30 percent as compared to last year. The increase in circulation and subscriber revenues is due to growth at the cable division, resulting mostly from acquisitions completed after March 1998. Growth at Kaplan Education Centers accounted for the majority of the increase in other operating revenues.

      Costs and expenses for the first quarter of 1999 increased 8 percent to $443.1 million from $408.6 million in 1998. The increase in costs and expenses is attributable to expenses arising from companies acquired after March 1998, including amortization expense, higher depreciation expense, and increased spending for new business initiatives at the Company's education and career services division. These expense increases were partially offset by growth in the Company's pension credit. The increase in depreciation expense is principally due to the recently completed expansion of The Washington Post's printing facilities.

      Operating income for the quarter increased 3 percent to $77.3 million, from $75.3 million in 1998.

      The company's operating income for the first quarter of 1999 includes $21.7 million of pension credits, compared to $12.0 million in the first quarter of 1998. Management expects the 1999 annual pension credit will approximate $85.0 million, compared to $62.0 million in 1998. The company's pension funds continue to earn strong investment returns, thus driving the growth in pension credits. These earnings are not cash; they are meaningful, however, in that they will reduce the company's future cash funding requirements for employee pension benefits.

NEWSPAPER PUBLISHING DIVISION. Newspaper division revenue totaled $208.5 million for the first quarter of 1999, a 2 percent increase over revenue of $203.9 million in the first quarter of 1998. Division operating income for the first quarter of 1999 decreased 7 percent to $39.5 million, from $42.4 million in the first quarter of 1998. The decrease resulted from a decline in the operating results of The Washington Post, where revenues were flat and operating expenses increased 4 percent. The expense increase at The Post was due primarily to increased depreciation expense (arising from the recently completed expansion of its printing facilities) and higher promotional expenses, offset in part by growth in pension credit.

      Advertising volume at The Washington Post totaled 752,000 inches in the first quarter of 1999, down 1.5 percent from 763,400 inches in the first quarter of 1998. Post daily circulation remained unchanged and Sunday circulation declined 2 percent, compared to the first quarter of 1998.

TELEVISION BROADCASTING DIVISION. Revenue for the broadcast division increased 2 percent in the first quarter to $80.3 million, from $79.1 million in 1998. Operating income for the first quarter of 1999 increased 1 percent to $34.4 million, compared to $34.0 million in the first quarter of 1998. In the first quarter of 1998, the broadcast division benefited from incremental advertising derived from the 1998 Winter Olympics.

MAGAZINE PUBLISHING DIVISION. Revenue for the magazine division decreased 1 percent in the first quarter of 1999 to $90.7, from $91.9 million in the first quarter of 1998. Magazine division operating income totaled $9.0 million for the first quarter of 1999, compared to $6.3 million for the same period in the prior year. The increase in operating income is primarily attributable to the operating results of Newsweek. At Newsweek, growth in pension credit and an 8 percent increase in advertising revenues at the domestic edition offset the adverse affects of reduced revenues at the international edition (due primarily to prior year special issues that did not recur in 1999).

CABLE TELEVISION DIVISION. Cable division revenue of $80.8 million for the first quarter of 1999 represents a 20 percent increase over 1998 first quarter revenue. Cable division operating income of $14.8 million for the quarter was 23 percent higher than operating income of $12.1 million in the first quarter of 1998. The increase in operating income is due to higher subscriber levels and, to a lesser extent, an increase in rates, offset partially by increased depreciation and amortization arising from acquisitions and capital improvements. At the end of the first quarter of 1999, there were 738,300 basic subscribers, an increase of 14 percent compared to the end of the first quarter of 1998. Most of the basic subscriber increase resulted from acquisitions completed after March of 1998.

EDUCATION AND CAREER SERVICES DIVISION. The company provides education and career services through its subsidiary, Kaplan Educational Centers. Kaplan provides test preparation programs in the U.S. and abroad for individuals taking admissions and professional licensing exams. Kaplan also provides on-site educational programs to students and teachers at elementary, secondary and post-secondary institutions, and offers a growing number of distance learning programs. In addition, Kaplan publishes books, software and other materials. For career services, Kaplan is the leading provider of career fairs in North America, bringing together technical, sales and diversity candidates with corporate recruiters.

      Completing the business offerings of Kaplan are two subsidiaries that are in the early growth phase of their operations. Score! Learning Centers is a provider of after-school learning opportunities for students in kindergarten through the eighth grade. Score! presently operates 70 Score! centers (most opened within the last two years) and plans to open an additional 30 centers in the remainder of 1999. HireSystems provides corporate clients with Web-based tools to streamline the recruitment and hiring process. HireSystems established its products during 1998 and plans to spend significant resources in 1999 developing its customer base.

      Education and career services revenue in the first quarter of 1999 totaled $57.4 million, a 45 percent increase over the same period in the prior year. Most of the increase is attributable to businesses acquired subsequent to the first quarter of 1998. Classroom test preparation revenue grew 32 percent (11 percent excluding acquisitions). Growth in institutional sales and at Score! also contributed to the revenue increase.

      Division operating losses of $7.4 million in the first quarter of 1999 were in line with management's expectations and include approximately $4.1 million in losses arising from the expansion activities of Score! and HireSystems, as previously discussed. Operating results also reflect amortization expense from acquisitions and the seasonality of test preparation revenues. Test preparation revenues, which comprise approximately half of Kaplan's annual revenues, are seasonally strongest in the third and fourth quarters; the first quarter is seasonally the weakest. Test preparation operating expenses are relatively constant throughout the year.

OTHER BUSINESSES AND CORPORATE OFFICE. Other businesses and corporate office include Washingtonpost.Newsweek Interactive, Legi-Slate, Moffet, Larson & Johnson (sold in July 1998), and the company's corporate office. Revenues for other businesses totaled $2.7 million, compared to $2.3 million in the first quarter of 1998. Operating losses for other businesses and corporate office in the first quarter of 1999 decreased 15 percent to $13.1 million, from $15.4 million in the first quarter of 1998.

EQUITY IN (LOSSES) EARNINGS OF AFFILIATES. The company's equity in losses of affiliates in the first quarter of 1999 was $2.5 million, compared with income of $1.0 million in the first quarter of 1998. The 1999 decline resulted from lower results at the company's affiliated newsprint mill and the absence of affiliate earnings provided in the first quarter of 1998 from Cowles Media Company (disposed of in March 1998).

NON-OPERATING ITEMS. For the first quarter of 1999, the company incurred net interest expense of $6.6 million, compared to $2.0 million for the same period in the prior year. Included in 1998 other, net is a $258.4 million pre-tax gain resulting from the disposition of the company's 28 percent interest in Cowles Media Company.

INCOME TAXES. The effective tax rate during the first quarter of 1999 was 39.2 percent as compared to 37.5 percent in 1998. The lower state tax rate applicable to the sale of the company's 28 percent interest in Cowles Media Company (completed in March 1998) resulted in a lower effective tax rate during 1998.

EARNINGS PER SHARE. The calculation of diluted earnings per share for the first quarter of 1999 was based on 10,142,800 weighted average shares outstanding, compared to 10,131,500 for the first quarter of 1998.

FINANCIAL CONDITION:  CAPITAL RESOURCES AND LIQUIDITY

ACQUISITIONS. In the first quarter of 1999, the company acquired businesses for approximately $16.3 million, including an accredited distance education business that offers degrees in paralegal studies and legal nurse consulting.

INVESTMENTS IN MARKETABLE EQUITY SECURITIES. During the first quarter of 1999, the company received $10.5 million from the sale of certain marketable equity securities.

      At April 4, 1999, the fair value of the company's investments in marketable equity securities was $261.7 million, of which $196.5 million consists of the company's investment in the common stock of

Berkshire Hathaway, Inc. The remaining investments in marketable equity securities consist of common stock investments in various publicly traded companies, most of which have concentrations in Internet business activities.

CAPITAL EXPENDITURES. During the first quarter of 1999, the company's capital expenditures totaled $29.4 million, the most significant portion of which related to plant upgrades at the company's cable subsidiary. The company anticipates it will spend approximately $150.0 million throughout 1999 for property and equipment, primarily for various projects at the newspaper and cable divisions.

LIQUIDITY. On February 15, 1999, the company completed the issuance of $400.0 million, 5.5 percent unsecured notes due February 15, 2009, netting approximately $395.0 million in proceeds after discount and fees. The company used the proceeds from the issuance of these unsecured notes to repay approximately $395.0 million of commercial paper borrowings then outstanding.

Throughout the first quarter of 1999 the company also repaid an additional $20.7 million of commercial paper borrowings with cash generated from operations.

During the first quarter of 1999, the company had average borrowings outstanding of approximately $449.0 million at an average annual interest rate of 5.5 percent.

The company expects to fund its estimated capital needs primarily through internally generated funds, and to a lesser extent, commercial paper borrowings. In management's opinion, the company will have ample liquidity to meet its various cash needs throughout 1999.

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

Most of the company's significant internal systems and equipment, including equipment with embedded controls, have been determined to be Year 2000 compliant. Certain critical internal systems, however, have been identified as incapable of processing transactions beyond the Year 2000 the most significant of which include some of the revenue related business systems at The Washington Post and Newsweek. At Newsweek, the non-compliant systems have since been repaired and testing of such remediation is near completion. For the non-compliant systems at The Washington Post, which principally include the advertising and circulation billing systems, the remediation efforts are continuing and are presently expected to be completed and tested by late Fall of 1999. The Company believes it has the ability to perform these functions manually should the remediation efforts not be completed according to plan. The majority of the non-compliant internal systems currently being replaced were scheduled to be replaced prior to Year 2000 for operating efficiency reasons.

For critical internal systems and equipment determined to be compliant during the assessment phase of the project, and for non-compliant equipment that has been repaired or replaced, the company has devised and is executing a testing plan to provide additional compliance assurance. To date, the results of the company's Year 2000 compliance testing program have not revealed any new problems, or ineffective remediation. The Year 2000 testing phase for internal systems and equipment is believed to be approximately 70 percent complete as of the end of April 1999.

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

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS. Forward-looking statements, which the company believes to be reasonable and are made in good faith, are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the company.

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

PART II -   OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.


      (a)   The following documents are filed as exhibits to this report:


EXHIBIT
NUMBER                            DESCRIPTION

  3.1 Certificate of Incorporation of the Company as amended through May 12, 1998, and the Certificate of Designation for the Company's Series A Preferred Stock filed January 22, 1996 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

  3.2 By-Laws of the Company as amended through September 9, 1993 (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 3,
            1993).

  4.1 Credit Agreement dated as of March 17, 1998 among the Company, Citibank, N.A., Wachovia Bank of Georgia, N.A., and the other Lenders named therein (incorporated by reference to Exhibit
            4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997).

  4.2 Form of the Company's 5.50% Notes due February 15, 2009, issued under the Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporate by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

  4.3 Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee
            (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

  11        Calculation of Earnings per Share of Common Stock.

  27        Financial Data Schedule - April 4, 1999

  (Electronic filing only).

      (b) No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE WASHINGTON POST COMPANY
                                              (Registrant)



Date:  May 17, 1999                  /s/ DONALD E. GRAHAM
       ------------                  ---------------------------------
                                       Donald E. Graham, Chairman &
                                          Chief Executive Officer
                                       (Principal Executive Officer)




Date:  May 17, 1999            /s/ JOHN B. MORSE, JR.
       ------------            ------------------------------------------
                               John B. Morse, Jr., Vice President-Finance
                                     (Principal Financial Officer)