Form 10-Q
period 1999-07-04
WASHINGTON POST CO
filed 1999-08-18
CIK 104889

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended       July 4, 1999
                                     ------------

Commission File Number               1-6714
                                     ------------

                      THE WASHINGTON POST COMPANY
                      ---------------------------
       (Exact name of registrant as specified in its charter)

               Delaware                       53-0182885
     -------------------------------          -------------------
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)           Identification No.)

   1150 15th Street, N.W., Washington, D.C.       20071
   --------------------------------------------------------
     (Address of principal executive offices)     (Zip Code)

(Registrant's telephone number, including area code) 202-334-6000
                                                     ------------

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    .   No       .

     Shares outstanding at August 10, 1999:

          Class A Common Stock          1,739,250 Shares
          Class B Common Stock          8,323,138 Shares

                   THE WASHINGTON POST COMPANY

                       Index to Form 10-Q

                                                                     Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of Income
               (Unaudited) for the Thirteen and Twenty-six
               Weeks Ended July 4, 1999 and
               June 28, 1998.........................................3

          Condensed Consolidated Statements of Comprehensive
               Income (Unaudited) for the Thirteen and
               Twenty-six Weeks Ended July 4, 1999 and
               June 28, 1998.........................................4

          Condensed Consolidated Balance Sheets
               at July 4, 1999 (Unaudited) and January 3, 1999.......5

          Condensed Consolidated Statements of Cash Flows
               (Unaudited) for the Twenty-six Weeks Ended
               July 4, 1999 and June 28, 1998........................6

          Notes to Condensed Consolidated Financial Statements
               (Unaudited)...........................................7

Item 2.   Management's Discussion and Analysis of Results of
               Operations and Financial Condition...................12

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.......22

Item 6.   Exhibits and Reports on Form 8-K..........................23

Signatures..........................................................24

Exhibit 11

Exhibit 27 (Electronic Filing Only)

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

The Washington Post Company
Condensed Consolidated Statements of Income (Unaudited)

                                              Thirteen Weeks Ended         Twenty-six Weeks Ended
                                               July 4,    June 28,         July 4,       June 28,
(In thousands, except per share amounts)        1999        1998            1999          1998
                                              --------------------         ----------------------

Operating revenues
  Advertising                                 $341,602    $342,247       $  641,604    $  634,932
  Circulation and subscriber                   142,854     133,365          284,285       263,705
  Other                                         72,739      50,145          151,703       111,075

                                               557,195     525,757        1,077,592     1,009,712
Operating costs and expenses
  Operating                                    294,172     276,399          580,756       543,986
  Selling, general and administrative          116,414     111,005          233,410       220,935
  Depreciation of property, plant
  and equipment                                 25,305      20,731           50,423        41,113
  Amortization of goodwill and other
    intangibles                                 14,619      11,129           29,044        21,868
                                               450,510     419,264          893,633       827,902

Income from operations                         106,685     106,493          183,959       181,810

Other income (expense)
  Equity in earnings (losses)of affiliates         731         (71)          (1,779)          917
  Interest income                                  213         385              459           592
  Interest expense                              (5,441)       (330)         (12,254)       (2,574)
  Other                                          9,471      (1,594)          15,613       256,512

Income before income taxes                     111,659     104,883          185,998       437,257

Provision for income taxes                      43,750      41,100           72,900       165,600

Net income                                      67,909      63,783          113,098       271,657

Redeemable preferred stock dividends              (237)       (239)            (712)         (717)

Net income available for common shares        $ 67,672    $ 63,544       $  112,386    $  270,940

Basic earnings per common share               $   6.70    $   6.30       $    11.13    $    26.86

Diluted earnings per common share             $   6.67    $   6.27       $    11.08    $    26.74

Dividends declared per common share           $   1.30    $   1.25       $     3.90    $     3.75

Basic average number of common shares
  outstanding                                   10,098      10,088           10,098        10,086

Diluted average number of common shares
   outstanding                                  10,140      10,136           10,141        10,132

The Washington Post Company
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

                                              Thirteen Weeks Ended         Twenty-six Weeks Ended
                                               July 4,    June 28,          July 4,      June 28,
(In thousands)                                  1999       1998              1999         1998
Net income                                    $ 67,909    $ 63,783         $113,098      $271,657

Other comprehensive income (loss)
  Foreign currency translation adjustment         (239)     (1,189)          (3,348)       (1,485)
  Change in unrealized gain on
    available-for-sale securities              (20,385)      2,720          (12,420)        3,108
  Less:  reclassification adjustment
    for realized gains included in
    net income                                  (7,258)         --           (5,832)           --
                                               (27,882)      1,531          (21,600)        1,623

Income tax benefit (expense) related to
  other comprehensive (loss) income             10,781      (1,061)           7,112        (1,212)
                                              ( 17,101)        470          (14,488)          411

Comprehensive income                          $ 50,808    $ 64,253          $98,610      $272,068

The Washington Post Company
Condensed Consolidated Balance Sheets

(In thousands)                                  July 4,
                                                 1999                        January 3,
                                              (unaudited)                      1999
Assets
Current assets
 Cash and cash equivalents                    $    17,707                    $   15,190
 Investments in marketable equity securities       56,530                        71,676
 Accounts receivable, net                         259,566                       236,514
 Federal and state income taxes receivable         29,117                        35,395
 Inventories                                       21,270                        20,154
 Other current assets                              27,533                        25,949
                                                  411,723                       404,878

Property, plant and equipment
 Buildings                                        253,285                       248,764
 Machinery, equipment and fixtures                986,101                       977,710
 Leasehold improvements                            54,193                        50,556
                                                1,293,579                     1,277,030
 Less accumulated depreciation                   (602,058)                     (566,616)
                                                  691,521                       710,414
 Land                                              41,475                        41,191
 Construction in progress                         123,104                        89,457
                                                  856,100                       841,062

Investments in marketable equity securities       183,383                       184,440
Investments in affiliates                          60,081                        68,530
Goodwill and other intangibles,
 less accumulated amortization                    881,941                       883,232
Prepaid pension cost                              296,493                       256,134
Deferred charges and other assets                 108,629                        91,385
                                               $2,798,350                    $2,729,661

Liabilities and Shareholders' Equity

Current liabilities
 Accounts payable and accrued liabilities      $  265,560                    $  245,068
 Deferred subscription revenue                     81,677                        85,649
 Dividends declared                                13,366                            --
 Short-term borrowings                             33,247                        58,362
                                                  393,850                       389,079

Other liabilities                                 270,717                       261,896
Deferred income taxes                              83,015                        83,710
Long-term debt                                    397,490                       395,000
                                                1,145,072                     1,129,685

Redeemable preferred stock                         11,873                        11,873

Preferred stock                                        --                            --
Common shareholders' equity
 Common stock                                      20,000                        20,000
 Capital in excess of par value                    47,942                        46,199
 Retained earnings                              2,670,231                     2,597,217
 Accumulated other comprehensive income (losses)
   Cumulative foreign currency translation
     adjustment                                    (4,948)                       (1,600)
   Unrealized gain on available-for-sale
     securities                                    30,840                        41,980
 Cost of Class B common stock held in treasury (1,122,660)                   (1,115,693)
                                                1,641,405                     1,588,103
                                               $2,798,350                    $2,729,661

The Washington Post Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                        Twenty-six Weeks Ended
                                                         July 4,      June 28,
(In thousands)                                            1999         1998
Cash flows from operating activities:
 Net income                                               $113,098    $271,657
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation of property, plant and equipment          50,423      41,113
     Amortization of goodwill and other intangibles         29,044      21,868
     Net pension benefit                                   (43,000)    (28,500)
     Gain on disposition of business                            --    (258,436)
     Gain on disposition of marketable equity securities   (17,013)         --
     Provision for deferred income taxes                     6,448         129
     Equity in earnings of affiliates, net of
       distributions                                         1,779        (255)
     Change in assets and liabilities:
       Increase in accounts receivable, net                (20,902)    (23,140)
       Increase in inventories                              (1,116)    (12,085)
       Increase in accounts payable and
         accrued liabilities                                 7,879       9,426
       Increase in income taxes payable                         --      13,590
       Decrease in income taxes receivable                   6,278          --
       Decrease in other assets and other
         liabilities, net                                    2,505       9,737
     Other                                                   1,165       8,057

     Net cash provided by operating activities             136,588      53,161

Cash flows from investing activities:
 Net proceeds from sale of business                          2,000     330,473
 Purchases of property, plant and equipment                (64,951)    (86,380)
 Investments in certain businesses                         (28,431)   (132,483)
 Proceeds from sale of marketable securities                27,379       5,009
 Purchase of marketable securities                          (3,370)         --
 Other                                                     (12,107)       (664)

     Net cash (used in) provided by investing activities   (79,480)    115,955

Cash flows from financing activities:
 Principal payments on debt                               (420,115)   (296,394)
 Issuance of debt                                          397,425     156,984
 Dividends paid                                            (26,719)    (25,695)
 Common shares repurchased                                  (8,424)     (7,809)
 Proceeds from exercise of stock options                     3,242       4,359

   Net cash used in financing activities                   (54,591)   (168,555)

Net increase in cash and cash equivalents                    2,517         561

Beginning cash and cash equivalents                         15,190      21,117

Ending cash and cash equivalents                         $  17,707   $  21,678

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

Note 1:  Acquisitions and Dispositions

Acquisitions. During the first six months of 1999, the company acquired various businesses for approximately $28.4 million, including an accredited distance education institute that offers degrees in paralegal studies and legal nurse consulting, and a provider of test preparation services for the United States Medical Licensing Exam.

  During the first six months of 1998, the company acquired an educational services company that provides English language study programs (in January 1998 for $16.1 million) and a 36,000 subscriber cable system serving Anniston, Alabama (in June 1998 for $66.5 million). In addition, the company acquired various other small businesses throughout the first six months of 1998 for $49.9 million (principally consisting of a cable system in Grenada, Mississippi serving approximately 7,400 subscribers and a provider of customized information technology training).

Dispositions.  In June 1999, the company sold Legi-Slate, Inc.
No significant gain or loss arose from the sale of Legi-Slate.

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

Note 2:  Investments in Marketable Securities

  Investments in marketable equity securities at July 4, 1999 and January 3, 1999 consist of the following (in thousands):

                                    July 4,       January 3,
                                     1999            1999
                                   --------       ---------
       Total cost                  $189,356        $187,297
       Gross unrealized gains        50,557          68,819
                                   --------        --------
       Total fair value            $239,913        $256,116
                                   ========        ========

  During the second quarter and first six months of 1999, proceeds from sales of marketable equity securities were $16.9 million and $27.4 million, respectively. Gross realized gains on such sales were $10.3 million and $17.0 million, respectively. There were no sales of marketable equity securities during the first six months of 1998. Gross realized gains upon the sale of marketable equity securities are included in "Other, net" in the Condensed Consolidated Statements of Income.

Note 3:  Borrowings

  On February 15, 1999, the company completed the issuance of $400.0 million 5.5 percent unsecured notes due February 15, 2009. The company is required to pay interest related to these notes on February 15 and August 15 of each year. The first interest payment of approximately $11.0 million is due on August 15, 1999.

  During the second quarter and first half of 1999, the company had average borrowings outstanding of approximately $425.7 million and $437.7 million, respectively, at average interest rates of approximately 5.7 percent and 5.6 percent, respectively. During the second quarter and first half of 1998, the company had average borrowings outstanding of approximately $15.2 million and $143.6 million, respectively, at an average interest rate of approximately 5.6 percent.

  During the first half of 1999 and 1998, the company incurred interest costs on borrowings of $12.3 million and $4.1 million, respectively, of which $1.2 million and $2.2 million was capitalized. Interest costs for construction and upgrade of qualifying assets are capitalized.

Note 4: Business Segments.

  The following table summarizes financial information related to each of the company's business segments. The 1999 and 1998 asset information is as of July 4, 1999 and June 28, 1999, respectively.

Second Quarter Period
---------------------
(in thousands)

                                                                             Education       Other
                                                                                and        Businesses
                       Newspaper      Television     Magazine     Cable        Career     and Corporate
                       Publishing    Broadcasting   Publishing   Television   Services       Office         Consolidated
                       ----------    ------------   ----------   ----------  ---------    -------------     ------------
1999
Operating revenues       $219,017        $ 91,022     $100,586     $ 83,120   $ 61,045      $  2,405          $  557,195
Income (loss) from
  operations             $ 50,067        $ 45,942     $ 17,719     $ 15,573   $ (6,958)     $(15,658)         $  106,685
Equity in losses of
  affiliates                                                                                                         731
Interest expense, net                                                                                             (5,228)
Other income, net                                                                                                  9,471
Income before income
  taxes                                                                                                       $  111,659

Depreciation expense     $  7,678        $  2,825     $  1,244     $ 10,754   $  2,012      $    792          $   25,305
Amortization expense     $    380        $  3,559     $  1,478     $  7,446   $  1,756      $     --          $   14,619

Identifiable assets      $642,078        $437,583     $371,163     $703,240   $250,765      $ 93,527          $2,498,356
Investments in
  marketable equity
  securities                                                                                                     239,913
Investments in
  affiliates                                                                                                      60,081

 Total assets                                                                                                 $2,798,350

                                                                             Education       Other
                                                                                and        Businesses
                       Newspaper      Television     Magazine     Cable        Career     and Corporate
                       Publishing    Broadcasting   Publishing   Television   Services       Office         Consolidated
                       ----------    ------------   ----------   ----------  ---------    -------------     ------------
1998
Operating revenues       $214,841        $ 95,423     $107,623     $ 70,888   $ 34,404      $  2,578          $  525,757
Income (loss) from
  operations             $ 44,835        $ 48,999     $ 16,996     $ 15,095   $ (7,338)     $(12,094)         $  106,493
Equity in losses of
  affiliates                                                                                                         (71)
Interest income, net                                                                                                  55
Other income, net                                                                                                 (1,594)
Income before income
  taxes                                                                                                       $  104,883

Depreciation expense     $  5,363        $  2,809     $  1,242     $  9,261   $  1,214      $    842          $   20,731
Amortization expense     $    397        $  3,534     $  1,468     $  4,874   $    856      $     --          $   11,129

Identifiable assets      $634,882        $437,506     $355,176     $710,641   $196,702      $ 70,108          $2,405,015
Investments in
  marketable equity
  securities                                                                                                     256,116
Investments in
  affiliates                                                                                                      68,530

 Total assets                                                                                                 $2,729,661

Six Month Period
----------------
(in thousands)

                                                                             Education       Other
                                                                                and        Businesses
                       Newspaper      Television     Magazine     Cable        Career     and Corporate
                       Publishing    Broadcasting   Publishing   Television   Services       Office         Consolidated
                       ----------    ------------   ----------   ----------  ---------    -------------     ------------
1999
Operating revenues       $427,479        $171,319     $191,302     $163,919   $118,457      $  5,116         $ 1,077,592
Income (loss) from
  operations             $ 89,569        $ 80,370     $ 26,689     $ 30,391   $(14,336)     $(28,724)        $   183,959
Equity in losses of
  affiliates                                                                                                      (1,779)
Interest expense, net                                                                                            (11,795)
Other income, net                                                                                                 15,613
Income before income
  taxes                                                                                                       $  185,998

Depreciation expense     $ 15,260        $  5,613     $  2,507     $ 21,508   $  4,005      $  1,530         $   50,423
Amortization expense     $    760        $  7,119     $  2,956     $ 14,892   $  3,317      $     --         $   29,044


                                                                             Education       Other
                                                                                and        Businesses
                       Newspaper      Television     Magazine     Cable        Career     and Corporate
                       Publishing    Broadcasting   Publishing   Television   Services       Office         Consolidated
                       ----------    ------------   ----------   ----------  ---------    -------------     ------------
1998
Operating revenues       $418,721        $174,480     $199,477     $138,192   $ 73,970      $  4,872         $ 1,009,712
Income (loss) from
  operations             $ 87,284        $ 82,999     $ 23,287     $ 27,189   $(11,450)     $(27,499)        $   181,810
Equity in losses of
  affiliates                                                                                                         917
Interest expense, net                                                                                             (1,982)
Other income, net                                                                                                256,512
Income before income
  taxes                                                                                                       $  437,257

Depreciation expense     $ 10,411        $  5,614     $  2,486     $ 18,553   $  2,475      $  1,574          $   41,113
Amortization expense     $    615        $  7,067     $  2,950     $  9,748   $  1,488      $     --          $   21,868

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

  Cable television operations consist of over 53 cable systems offering basic cable and pay television services to approximately
735,200 subscribers in  midwestern, western, and southern states.

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

  Other businesses and corporate office include a digital media and electronic information services provider and the company's corporate office. Through the first six months of 1999, the other businesses and corporate office segment also includes the result of Legi-Slate, Inc., which was sold in June 1999. The 1998 results for other businesses and corporate office include Moffet, Larson & Johnson, which was sold in July 1998.

  Income from operations includes actuarially determined net pension credits, which are significant to the magazine and newspaper publishing divisions. These pension credits totaled $12.2 million and $24.4 million for the magazine division in the second quarter and first six months of 1999, respectively, compared to $9.2 million and $17.8 million during the second quarter and first six month of 1998. Net pension credits recorded by the newspaper division totaled $7.5 million and $14.7 million during the second quarter and first six months of 1999, respectively, compared to $4.7 million and $6.8 million during the second quarter and first six months of 1998.

  The company maintains stock option and stock appreciation right plans at its Kaplan subsidiary that provide for the issuance of stock options representing 10 percent of Kaplan's stock and the issuance of stock appreciation rights to certain members of Kaplan's management. The options and appreciation rights vest ratably over five years from issuance. For the second quarter of 1999 and 1998, the education and career services operating results include a non-cash charge of $1.7 and $1.5 million, respectively, related to these plans; for the first six months of 1999 and 1998, the charge related to these plans was $3.7 million and $3.0 million, respectively.

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

Second Quarter Comparisons

     Net income for the second quarter of 1999 was $67.9 million, an increase of 6 percent from net income of $63.8 million in the second quarter last year. Diluted earnings per share increased 6 percent to $6.67, from $6.27 in the second quarter of 1998.

     Revenues for the second quarter of 1999 rose 6 percent to $557.2 million, from $525.8 million in the same period last year. Advertising revenues remained flat, while circulation and subscriber revenues increased 7 percent as compared to last year. Other revenues increased 45 percent over the second quarter of 1998. The increase in circulation and subscriber revenues is due to growth at the cable division, resulting mostly from acquisitions completed after June 1998. Growth at Kaplan Educational Centers accounted for the majority of the increase in other operating revenues.

     Costs and expenses for the second quarter of 1999 increased 7 percent to $450.5 million, from $419.3 million in the second quarter of 1998. The increase in costs and expenses is attributable to expenses arising from companies acquired after June 1998 (including amortization expense), higher depreciation expense, and increased spending for internet-related operations. These expense increases were partially offset by growth in the Company's pension credit and a 20 percent decline in newsprint expense at the newspaper division. The increase in depreciation expense is principally due to the recently completed expansion of The Washington Post's printing facilities.

     In the second quarter of 1999, operating income of $106.7 remained relatively unchanged as compared to the second quarter of 1998.

Newspaper Division. At the newspaper division, revenues increased 2 percent in the second quarter of 1999 to $219.0 million; division operating income for the second quarter increased 12 percent to $50.1 million.

     Advertising revenues for the division rose 4 percent in 1999 due principally to higher ad rates. Advertising volume at The Washington Post totaled 807,400 inches in the second quarter of 1999 as compared to 814,600 inches in 1998. Preprint advertising volume at The Post increased 7 percent to 422.4 million pieces, compared to 393.6 million pieces in 1998. Circulation revenues for the division decreased 1 percent in comparison to the same period last year as a result of a 1 percent decrease in Sunday circulation at The Washington Post; daily circulation at The Post remained relatively unchanged.

     The Post's second quarter operating expenses benefited from a 20 percent decline in newsprint expense and additional pension credits. These expense reductions were offset by higher depreciation expense (arising from the recently completed expansion of The Post's printing facilities) and other general expense increases including increased promotion and marketing expenses.

Broadcast Division. Revenues at the broadcast division totaled $91.0 million for the second quarter of 1999, a 5 percent decline from the second quarter of 1998. Division operating income for the quarter totaled $45.9 million, a decrease of 6 percent from the prior year. The decline in second quarter 1999 operating results is primarily attributable to softness in national advertising revenues offset in part by growth in local advertising revenues.

Magazine Division. Revenues at the magazine division were $100.6 million for the second quarter of 1999, a 7 percent decline from the second quarter of 1998; division operating income for the second quarter of 1999 improved 4 percent to $17.7 million.

     The 7 percent decrease in revenues is attributable to one less special issue in the second quarter of 1999 at the domestic edition of Newsweek and lower revenues from the international editions of Newsweek. The 4 percent increase in operating income is attributable to improved results at the company's trade periodicals unit as well as additional pension credits at Newsweek.

Cable Division. At the cable division, second quarter 1999 revenues of $83.1 million were 17 percent higher than 1998; division operating income before amortization expense for the second quarter of $23.0 million was 15 percent higher than the same period last year.

     Higher subscriber levels, resulting mainly from recent acquisitions, as well as slightly higher rates accounted for the increase in revenue and operating income before amortization expense. At the end of the second quarter, the number of basic subscribers totaled approximately 735,200, 7 percent higher than the subscriber levels at the same time last year.

Education and Career Services. The company provides education and career services through its subsidiary, Kaplan Educational Centers. Kaplan provides test preparation programs in the U.S. and abroad for individuals taking admissions and professional licensing exams. Kaplan also provides on-site educational programs to students and teachers at elementary, secondary and post-secondary institutions, and offers a growing number of distance learning programs. In addition, Kaplan publishes books, software and other materials. For career services, Kaplan is the leading provider of career fairs in North America, bringing together technical, sales and diversity candidates with corporate recruiters.

     Completing the business offerings of Kaplan are two subsidiaries that are in the early growth phase of their operations. Score! Learning Centers is a provider of after-school learning opportunities for students in kindergarten through the eighth grade. Score! presently operates 72 Score! centers (most opened within the last two years) and plans to open an additional 28 centers in the remainder of 1999. HireSystems provides corporate clients with Web-based tools to streamline the recruitment and hiring process. HireSystems established its products during 1998 and plans to spend significant resources in 1999 developing its customer base.

     At the education and career services division, second quarter 1999 revenues totaled $61.0 million, a 77 percent increase over 1998. Most of the revenue increase is attributable to businesses acquired subsequent to the second quarter of 1998. Classroom test preparation revenue grew over 30 percent in the second quarter of 1999 (approximately 12 percent on a comparable basis excluding acquisitions). Growth in Score! revenue also contributed to the revenue increase.

     Division operating losses of $7.0 million in the second quarter of 1999 represent a 5 percent improvement over 1998 and were in line with management's expectations. Division operating losses include approximately $4.4 million in losses arising from the opening of new Score! centers and HireSystems' expansion of its customer base. Operating results were also adversely affected by amortization expense arising from acquisitions.

     Test preparation revenues, which comprise approximately half of Kaplan's annual revenues, are seasonally strongest in the third and fourth quarters while test preparation operating expenses are relatively consistent throughout the year.

Other Businesses and Corporate Office. Revenues for other businesses totaled $2.4 million and $2.6 million in the second quarter of 1999 and 1998, respectively. Operating losses for other businesses and corporate office were $15.7 million for the second quarter of 1999 and $12.1 million for the second quarter of 1998. The increase in operating losses in the second quarter of 1999 is due to additional spending for internet-related operations.

     The 1998 operating results include Moffet, Larson & Johnson, which was sold in July 1998. In June 1999 the company sold Legi-
Slate. No significant gain or loss arose from the sale of these businesses.

Equity in Earnings and Losses of Affiliates. The company's equity in earnings of affiliates in the second quarter of 1999 totaled $0.7 million, compared to losses of $0.1 million for the second quarter of 1998. Improved results at the International Herald Tribune, in which the company holds a 50 percent interest, contributed to the increase in second quarter equity earnings.

Non-Operating Items. Interest expense, net of interest income, was $5.2 million, compared to net interest income of $0.1 million for the second quarters of 1999 and 1998, respectively.

Income taxes. The effective tax rate in the second quarter of 1999 and 1998 was 39.2 percent.

Six Month Comparisons

     For the first six months of 1999 net income was $113.1 million, compared with net income of $271.7 million for the same period of 1998. The company's 1998 net income includes $162.8 million ($16.07 per share) from the March 1998 disposition of its 28 percent interest in Cowles Media Company. Excluding the effect of the prior year's disposition, net income for the first half of 1999 increased $4.2 million, or 4 percent; earnings per share also increased 4 percent to $11.08, from $10.67 in the first half of 1998.

     Revenues for the first half of 1999 increased 7 percent to $1,077.6 million, from $1,009.7 million in the comparable period last year. Advertising revenues increased 1 percent, circulation and subscriber revenues increased 8 percent and other revenues increased 37 percent. The increase in circulation and subscriber revenues is due to growth at the cable division, resulting mostly from acquisitions completed after June 1998. Growth at Kaplan Educational Centers accounted for the majority of the increase in other operating revenues.

     Costs and expenses increased 8 percent during the first half of 1999 to $893.6 million from the corresponding period of 1998. The increase in costs and expenses is attributable to expenses arising from companies acquired after June 1998 (including amortization expense), increased spending for internet related operations and new business initiatives at the company's education and career services division, and higher depreciation expense. These expense increases were offset in part by an increase in the Company's pension credit and a 20 percent reduction in newsprint expense. The increase in depreciation expense is primarily due to the recently competed expansion of The Washington Post's printing facilities.

     In the first half of 1999 operating income improved 1 percent to $184.0 million from $181.8 million in the same period last year.

Newspaper Division. Newspaper division revenues of $427.5 million in the first half of 1999 were up 2 percent over the comparable period of 1998; division operating income for the first half of 1999 totaled $89.6 million, a 3 percent increase over the prior year.

     Advertising revenues for the division rose 2 percent in the period due mainly to increased rates. Advertising volume at The Washington Post totaled 1,559,400 inches, a 1 percent decline from 1,578,200 inches in the first half of 1998. Circulation revenues for the division declined 1 percent as compared to the same period in the prior year. Sunday circulation at The Post both declined 1 percent, while daily circulation remained essentially unchanged.

     Operating expenses at the newspaper division benefited from a 20 percent decline in newsprint expense as compared to the first six months of 1998 due primarily to a decline in newsprint prices. This benefit was partially offset by an increase in depreciation expense due to the recently completed expansion of the printing facilities of The Washington Post.

Broadcast Division. Revenues at the broadcast division of $171.3 million were 2 percent less than revenues for the first six months of 1998; division operating income through the first six months of 1999 totaled $80.4 million, a decline of 3 percent as compared to the same period in 1998. The overall decrease in broadcast division operating results is due to softness in national advertising revenue partially offset by an increase in local advertising revenue.

Magazine Division. Magazine division revenue totaled $191.3 million for the first six months in 1999, a decrease of 4 percent for the first half of the year. Magazine division operating income for the first six months of 1999 totaled $26.7 million, a 15 percent increase over 1998.

     The 4 percent decrease in revenue is attributable to one less special issue in 1999 at the domestic edition of Newsweek and lower revenues from the international editions of Newsweek. The 15 percent increase in operating income is attributable to additional pension credits and other favorable cost experience at Newsweek.

Cable Division. Cable division revenues of $163.9 million increased 19 percent in the first half of 1999; division operating income before amortization expense of $45.3 million increased 23 percent over 1998. Division operating income after amortization expense improved 12 percent over the first half of 1998. The increase in operating income after amortization expense is due to higher subscriber levels, resulting mainly from system acquisitions, and slightly higher rates, offset in part by increased expenses from systems acquired after June 1998 (including amortization expense).

Education and Career Services. For the first six months of 1999, revenues totaled $118.5 million, an increase of 60 percent over 1998. The increase in revenues is mostly attributable to businesses acquired subsequent to the second quarter of 1998.

     Division operating losses of $14.3 million during the first half of 1999 represent a 25 percent decrease from 1998. Division operating losses include approximately $8.8 million in losses arising from the opening of new Score! centers and HireSystems' expansion of its customer base. Operating results were also adversely affected by expenses arising from acquisitions, including amortization expense.

Other Businesses and Corporate Office. Revenues for other businesses totaled $5.1 million and $4.9 million in the first half of 1999 and 1998, respectively. Operating losses for other businesses and corporate office were $28.7 million for the first half of 1999 and $27.5 million for the first half of 1998. The increase in operating losses over 1998 is primarily due to additional spending for internet-related operations.

     The 1998 operating results include Moffet, Larson & Johnson, which was sold in July 1998. In June 1999 the company sold Legi-
Slate. No significant gain or loss arose from the sale of these businesses.

Equity in Earnings and Losses of Affiliates. The company's equity in losses of affiliates during the first half of 1999 was $1.8 million, compared with earnings of $0.9 million in the first six months of 1998. The decline in earnings of affiliates resulted primarily from the disposition of the company's 28 percent interest in Cowles Media Company, which occurred in March of 1998.

Non-Operating Items. Interest expense, net of interest income, was $11.8 million in the first six months of 1999, compared to $2.0 million in 1998. Included in other, net for the first half of 1998 is a $258.4 million pre-tax gain resulting from the disposition of the company's 28 percent interest in Cowles Media Company.

Income Taxes. The effective tax rate through the first six months of 1999 increased to 39.2 percent from 37.9 percent through the first six months of 1998. The lower state tax rate applicable to the company's sale of its interest Cowles Media Company during March 1998 resulted in the overall decline in the effective tax rate during 1998.


Financial Condition:  Capital Resources and Liquidity

Acquisitions. In the first half of 1999, the company acquired various small businesses for approximately $28.4 million, including an accredited distance education institute that offers degrees in paralegal studies and legal nurse consulting and a provider of test preparation services for the United States Medical Licensing Exam.

Investments in Marketable Equity Securities. During the first six months of 1999, the company received $27.4 million from the sale of certain marketable equity securities.

At July 4, 1999, the fair value of the company's investment in marketable equity securities was $239.9 million, of which $183.4 million consists of the company's investment in the common stock of Berkshire Hathaway, Inc. The remaining investment in marketable equity securities consist of common stock investments in various publicly traded companies, most of which have concentrations in internet business activities.

Capital Expenditures. During the first six months of 1999, the company's capital expenditures totaled approximately $65.0 million, the most significant portion of which related to plant upgrades at the company's cable subsidiary. The company anticipates it will spend approximately $150.0 million throughout 1999 for property and equipment, primarily for various projects at the newspaper and cable divisions.

Stock Repurchases. During the first six months of 1999, the company repurchased 15,318 shares of its Class B common stock at a cost of approximately $8.4 million. Approximately 786,000 Class B common shares remain available for repurchases under a November 13, 1997 authorization by the Board of Directors.

Liquidity. On February 15, 1999, the company completed the issuance of $400.0 million, 5.5 percent unsecured notes due February 15, 2009, netting approximately $395.0 million in proceeds after discount and fees. The company used the proceeds from the issuance of these unsecured notes to repay approximately $395.0 million of commercial paper borrowings then outstanding.

Throughout the first six months of 1999 the company also repaid an additional $25.1 million of commercial paper borrowings with cash generated from operations.

During the first half of 1999, the company had average borrowings outstanding of approximately $437.7 million at an average annual interest rate of 5.6 percent.

The company expects to fund its estimated capital needs primarily through internally generated funds, and to a lesser extent, commercial paper borrowings. In management's opinion, the company will have ample liquidity to meet its various cash needs throughout 1999.

Year 2000. The company's assessment, remediation, testing and contingency planning efforts surrounding Year 2000 readiness are proceeding as planned with completion of the final project phases projected for late Fall of 1999. To date, the assessment of internal systems and equipment has been completed and the company has made substantial progress in completing the remediation, testing and contingency planning phases of its Year 2000 readiness project.

Most of the company's significant internal systems and equipment, including equipment with embedded controls, have been determined to be Year 2000 compliant. Certain critical internal systems, however, have been identified as incapable of processing transactions beyond the Year 2000 the most significant of which include some of the revenue related business systems at The Washington Post and Newsweek. At Newsweek, the non-compliant systems have since been repaired and testing of such remediation has been completed. For the non-compliant systems at The Washington Post, which principally include the advertising and circulation billing systems, the remediation efforts are continuing and are presently expected to be completed and tested by late Fall of 1999. The Company believes it has the ability to perform these functions manually should the remediation efforts not be completed according to plan.

For critical internal systems and equipment determined to be compliant during the assessment phase of the project, and for non-compliant equipment that has been repaired or replaced, the company has devised and is executing a testing plan to provide additional compliance assurance. To date, the results of the company's Year 2000 compliance testing program have not revealed any new problems, or ineffective remediation. The Year 2000 testing phase for internal systems and equipment is believed to be approximately 85 percent complete as of the end of July 1999.

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

The company could potentially experience disruptions as a result of non-compliant systems utilized by some of its key business partners or unrelated third party governmental and business entities. Contingency plans have been developed to mitigate these potential disruptions to business operations. These contingency plans include, but are not limited to, identification of alternative suppliers, vendors and service providers and planned accumulation of inventory to ensure production capability. The Company has also developed contingency plans for its internal critical business systems. These contingency planning activities are intended to reduce risk, but cannot eliminate the potential for business disruption caused by third party failures.

The company estimates that its total Year 2000 compliance costs will approximate $25 million. Approximately $15 million of the estimated costs are attributable to assessment, repair and testing activities and will be expensed as incurred (approximately $7 million expensed in 1998 and $8 million expected to be expensed in
1999). The remaining $10 million represents the estimated cost to replace non-compliant systems and will be capitalized and amortized over a period ranging between five and seven years. The company anticipates that the funds needed to complete the Year 2000 compliance efforts and referenced system replacements will be provided primarily from the company's operating cash flows.

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

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     At the Company's May 13, 1999, Annual Meeting of
Stockholders, the stockholders elected each of the nominees to its Board of Directors named in the Company's proxy statement dated
March 31, 1999.  The voting results are set forth below:

                        Class A Directors
                        -----------------
                                Votes          Votes      Broker
       Nominee                   For          Withheld  Non-Votes
       -------                  -----         --------  ---------
     Warren E. Buffett         1,739,250        -0-        -0-
     George J. Gillespie III   1,739,250        -0-        -0-
     Ralph E. Gomory           1,739,250        -0-        -0-
     Donald E. Graham          1,739,250        -0-        -0-
     Katharine Graham          1,739,250        -0-        -0-
     William J. Ruane          1,739,250        -0-        -0-
     Richard D. Simmons        1,739,250        -0-        -0-
     Alan G. Spoon             1,739,250        -0-        -0-
     George W. Wilson          1,739,250        -0-        -0-

                        Class B Directors
                        -----------------
                                Votes          Votes      Broker
       Nominee                   For          Withheld  Non-Votes
       -------                  -----         --------  ---------
     Daniel B. Burke           6,800,816       20,740      -0-
     James E. Burke            6,803,751       17,805      -0-
     Donald R. Keough          6,800,786       20,770      -0-
     Barbara Scott Preiskel    6,804,722       16,834      -0-

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

     27   Financial Data Schedule - July 4, 1999

     (Electronic filing only).

     (b) No reports on Form 8-K were filed during the period covered by this report.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE WASHINGTON POST COMPANY
                                      (Registrant)



Date:  August 12, 1999           /s/ Donald E. Graham
       ---------------       ----------------------------
                             Donald E. Graham, Chairman &
                                Chief Executive Officer
                             (Principal Executive Officer)




Date:  August 12, 1999           /s/ John B. Morse, Jr.
       ---------------       ----------------------------
                               John B. Morse, Jr., Vice
                                  President-Finance
                             (Principal Financial Officer)