Form 10-Q
period 1999-10-03
WASHINGTON POST CO
filed 1999-11-10
CIK 104889

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly
Period Ended    October 3, 1999   Commission File Number 1-6714
            ---------------------------------------------------

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
                                              ------      ------

         Shares outstanding at November 1, 1999:

                  Class A Common Stock               1,739,250 Shares
                  Class B Common Stock               8,305,323 Shares

                          THE WASHINGTON POST COMPANY

                               INDEX TO FORM 10-Q

                                                                                                              PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Statements of Income
                  (Unaudited) for the Thirteen and Thirty-nine
                  Weeks Ended October 3, 1999 and
                  September 27, 1998..........................................................................   3

         Condensed Consolidated Statements of Comprehensive
                  Income (Unaudited) for the Thirteen and
                  Thirty-nine Weeks Ended October 3, 1999 and
                  September 27, 1998..........................................................................   4

         Condensed Consolidated Balance Sheets
                  at October 3, 1999 (Unaudited) and January 3, 1999..........................................   5

         Condensed Consolidated Statements of Cash Flows
                  (Unaudited) for the Thirty-nine Weeks Ended
                  October 3, 1999 and September 27, 1998......................................................   6

         Notes to Condensed Consolidated Financial Statements
                  (Unaudited).................................................................................   7

Item 2.  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition..........................................................  12

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................................................  21

Signatures....................................................................................................  22

Exhibit 11

Exhibit 27 (Electronic Filing Only)

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

The Washington Post Company
Condensed Consolidated Statements of Income (Unaudited)

                                                                 Thirteen Weeks Ended          Thirty-nine Weeks Ended
                                                              ---------------------------    ---------------------------
                                                              October 3,         Sept 27,     October 3,        Sept 27,
(In thousands, except per share amounts)                        1999              1998          1999              1998
                                                              --------          --------      --------          ------
Operating revenues
  Advertising                                                 $311,891          $293,277       $  953,494       $  928,209
  Circulation and subscriber                                   147,016           138,783          431,301          402,489
  Other                                                         80,673            77,221          232,376          188,296
                                                               -------           -------        ---------        ---------

                                                               539,580           509,281        1,617,171        1,518,994
                                                               -------           -------        ---------        ---------
Operating costs and expenses
  Operating                                                    293,948           278,241          874,765          822,226
  Selling, general and administrative                          118,198           107,533          351,546          328,468
  Depreciation of property, plant
     and equipment                                              26,265            22,058           76,687           63,169
  Amortization of goodwill and other
    intangibles                                                 14,813            13,853           43,857           35,724
                                                               -------           -------        ---------        ---------
                                                               453,224           421,685        1,346,855        1,249,587
                                                               -------           -------        ---------        ---------

Income from operations                                          86,356            87,596          270,316          269,407

Other income (expense)
  Equity in losses of affiliates, net                              (59)           (4,060)          (1,839)          (3,143)
  Interest income                                                  186               217              646              809
  Interest expense                                              (6,473)           (2,246)         (18,728)          (4,821)
  Other                                                          8,279            50,241           23,893          306,752
                                                               -------            ------        ---------        ---------

Income before income taxes                                      88,289           131,748          274,288          569,004
                                                               -------           -------        ---------        ---------

Provision for income taxes                                      36,600            49,900          109,500          215,500
                                                               -------           -------        ---------        ---------

Net income                                                      51,689            81,848          164,788          353,504

Redeemable preferred stock dividends                              (237)             (239)            (950)            (956)
                                                               -------           -------        ---------        ---------

Net income available for common shares                        $ 51,452          $ 81,609       $  163,838       $  352,548
                                                               =======           =======        =========        =========

Basic earnings per common share                               $   5.12          $   8.09       $    16.25       $    34.95
                                                               =======           =======        =========        =========

Diluted earnings per common share                             $   5.10          $   8.05       $    16.18       $    34.79
                                                               =======           =======        =========        =========

Dividends declared per common share                           $   1.30          $   1.25       $     5.20       $     5.00
                                                               =======           =======        =========        =========

Basic average number of common shares
     outstanding                                                10,060            10,093           10,085           10,088

Diluted average number of common shares
   outstanding                                                  10,101            10,139           10,127           10,132

The Washington Post Company
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

                                                                 Thirteen Weeks Ended          Thirty-nine Weeks Ended
                                                              ---------------------------    ---------------------------
                                                              October 3,         Sept 27,     October 3,        Sept 27,
(In thousands)                                                  1999              1998          1999              1998
                                                              --------          --------      --------          ------
Net income                                                     $ 51,689         $ 81,848       $164,788         $353,504
                                                                -------          -------        -------          -------
Other comprehensive loss
     Foreign currency translation adjustment                        811              736         (2,536)            (749)
     Change in unrealized gain on
       available-for-sale securities                            (42,480)         (13,246)       (60,167)         (10,139)
     Less:  reclassification adjustment
       for realized gains included in
       net income                                               (11,430)              --        (11,996)              --
                                                                -------          -------        -------          -------
                                                                (53,099)         (12,510)       (74,699)         (10,888)

Income tax benefit related to
  other comprehensive loss                                       21,025            5,166         28,138            3,955
                                                                -------          -------        -------          -------
                                                               ( 32,074)          (7,344)       (46,561)          (6,933)
                                                                -------          -------        -------          -------

Comprehensive income                                           $ 19,615         $ 74,504       $118,227         $346,571
                                                                =======          =======        =======          =======

The Washington Post Company
Condensed Consolidated Balance Sheets

(In thousands)                                                                      October 3,
                                                                                       1999                 January 3,
                                                                                    (unaudited)               1999
                                                                                    -----------             ----------
Assets

Current assets
   Cash and cash equivalents                                                        $    19,769            $   15,190
   Investments in marketable equity securities                                           27,632                71,676
   Accounts receivable, net                                                             263,843               236,514
   Federal and state income taxes receivable                                             18,908                35,395
   Inventories                                                                           22,350                20,154
   Other current assets                                                                  26,591                25,949
                                                                                      ---------             ---------
                                                                                        379,093               404,878

Property, plant and equipment
   Buildings                                                                            256,847               248,764
   Machinery, equipment and fixtures                                                    997,717               977,710
   Leasehold improvements                                                                50,982                50,556
                                                                                      ---------             ---------
                                                                                      1,305,546             1,277,030
   Less accumulated depreciation                                                       (617,722)             (566,616)
                                                                                      ---------             ---------
                                                                                        687,824               710,414
   Land                                                                                  41,474                41,191
   Construction in progress                                                             120,223                89,457
                                                                                      ---------             ---------
                                                                                        849,521               841,062

Investments in marketable equity securities                                             164,000               184,440
Investments in affiliates                                                               143,965                68,530
Goodwill and other intangibles,
   less accumulated amortization                                                        858,713               883,232
Prepaid pension cost                                                                    317,183               256,134
Deferred charges and other assets                                                       129,477                91,385
                                                                                      ---------             ---------
                                                                                     $2,841,952            $2,729,661
                                                                                      =========             =========

Liabilities and Shareholders' Equity

Current liabilities
   Accounts payable and accrued liabilities                                          $  259,159            $  245,068
   Deferred subscription revenue                                                         77,866                85,649
   Dividends declared                                                                    13,293                    --
   Short-term borrowings                                                                 65,492                58,362
                                                                                      ---------             ---------
                                                                                        415,810               389,079

Other liabilities                                                                       272,330               261,896
Deferred income taxes                                                                    65,664                83,710
Long-term debt                                                                          397,555               395,000
                                                                                      ---------             ---------
                                                                                      1,151,359             1,129,685
                                                                                      ---------             ---------

Redeemable preferred stock                                                               11,873                11,873
                                                                                      ---------             ---------
Preferred stock                                                                              --                    --
                                                                                      ---------             ---------
Common shareholders' equity
   Common stock                                                                          20,000                20,000
   Capital in excess of par value                                                       106,131                46,199
   Retained earnings                                                                  2,708,678             2,597,217
   Accumulated other comprehensive income (losses)
      Cumulative foreign currency translation
         adjustment                                                                      (4,136)               (1,600)
      Unrealized (loss) gain on available-for-sale
         securities                                                                      (2,045)               41,980
   Cost of Class B common stock held in treasury                                     (1,149,908)           (1,115,693)
                                                                                      ---------             ---------
                                                                                      1,678,720             1,588,103
                                                                                      ---------             ---------
                                                                                     $2,841,952            $2,729,661
                                                                                      =========             =========

The Washington Post Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                         Thirty-nine Weeks Ended
                                                                                     ------------------------------
                                                                                     October 3,            Sept 27,
(In thousands)                                                                         1999                  1998
                                                                                     --------              ------
Cash flows from operating activities:
   Net income                                                                          $164,788            $353,504
   Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation of property, plant and equipment                                  76,687              63,169
          Amortization of goodwill and other intangibles                                 43,857              35,724
          Net pension benefit                                                           (63,000)            (47,100)
          Gain on disposition of business                                                    --            (310,010)
          Gain on sale of marketable equity securities                                  (36,174)                 --
          Provision for deferred income taxes                                             9,335               8,431
          Equity in losses of affiliates, net of
              distributions                                                               1,839               3,805
          Change in assets and liabilities:
              Increase in accounts receivable, net                                      (25,179)            (23,943)
              Increase in inventories                                                    (2,196)             (8,727)
              Increase in accounts payable and
                 accrued liabilities                                                      7,337              35,421
              Decrease in income taxes payable                                               --             (11,500)
              Decrease in income taxes receivable                                        16,487                  --
              (Increase) decrease in other assets and other
                 liabilities, net                                                       (18,247)              4,856
          Other                                                                          11,830               8,510
                                                                                       --------            --------

         Net cash provided by operating activities                                      187,364             112,140
                                                                                       --------            --------

Cash flows from investing activities:
   Net proceeds from sale of business                                                     2,000             376,677
   Purchases of property, plant and equipment                                           (92,198)           (154,300)
   Investments in certain businesses                                                    (48,491)           (307,940)
   Proceeds from sale of marketable equity securities                                    51,820              13,414
   Purchase of marketable equity securities                                             (23,332)            (93,588)
   Other                                                                                (10,456)                269
                                                                                       ---------           --------

      Net cash used in investing activities                                            (120,657)           (165,468)
                                                                                       ---------           ---------

Cash flows from financing activities:
   Principal payments on debt                                                          (387,740)           (296,394)
   Issuance of debt                                                                     397,425             380,505
   Dividends paid                                                                       (40,034)            (38,550)
   Common shares repurchased                                                            (36,083)            (14,890)
   Proceeds from exercise of stock options                                                4,304               6,057
                                                                                       --------            --------

      Net cash (used in) provided by financing activities                               (62,128)             36,728
                                                                                       --------            --------

Net increase (decrease) in cash and cash equivalents                                      4,579             (16,600)

Beginning cash and cash equivalents                                                      15,190              21,117
                                                                                       --------            --------

Ending cash and cash equivalents                                                      $  19,769           $   4,517
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

Note 1:  Acquisitions and Dispositions

Acquisitions. During the first nine months of 1999, the company acquired various businesses for approximately $48.5 million, including an accredited distance education institute that offers degrees in paralegal studies and legal nurse consulting, a provider of test preparation services for the United States Medical Licensing Exam, and a leading producer of interactive testing and certification programs for information technology professionals.

     During the first nine months of 1998, the company acquired cable systems in Mississippi, Texas, Oklahoma and Alabama serving approximately 115,400 subscribers for $207.5 million, Dearborn Publishing Group, Inc., a publisher and provider of licensing training for securities, insurance and real estate professionals for $30.5 million, and various other small businesses for $69.9 million (principally consisting of various educational and career services companies).

Dispositions. In June 1999, the company sold the assets of Legi-Slate, Inc. No significant gain or loss arose from the sale.

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

     Also in July 1998, the company completed the sale of its 80 percent interest in Moffet, Larson and Johnson ("MLJ"), a telecommunications consulting firm; no significant gain or loss was realized as a result of this transaction.

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

Note 2:  Investments in Marketable Securities

     Investments in marketable equity securities at October 3, 1999 and January 3, 1999 consist of the following (in thousands):

                                                              October 3,        January 3,
                                                                1999               1999
                                                              ----------        ----------
              Total cost                                      $194,984           $187,297
              Gross unrealized (losses) gains                   (3,352)            68,819
                                                               -------            -------
              Total fair value                                $191,632           $256,116
                                                               =======            =======

     During the third quarter and first nine months of 1999, proceeds from sales of marketable equity securities were $24.4 million and $51.8 million, respectively. Gross realized gains on such sales were $19.2 million and $36.2 million, respectively. There were no sales of marketable equity securities during the first nine months of 1998. Gross realized gains upon the sale of marketable equity securities are included in "Other, net" in the Condensed Consolidated Statements of Income.

Note 3:  Borrowings

     On February 15, 1999, the company completed the issuance of $400.0 million
5.5 percent unsecured notes due February 15, 2009. The company is required to pay interest related to these notes on February 15 and August 15 of each year.

     During the third quarter and first nine months of 1999, the company had average borrowings outstanding of approximately $446.4 million and $441.9 million, respectively, at average interest rates of approximately 5.7 percent and 5.6 percent, respectively. During the third quarter and first nine months of 1998, the company had average borrowings outstanding of approximately $260.0 million and $182.0 million, respectively, at an average interest rate of approximately 5.6 percent.

  During the first nine months of 1999 and 1998, the company incurred interest costs on borrowings of $18.6 million and $7.6 million, respectively, of which $1.7 million and $4.3 million was capitalized. Interest costs for construction and upgrade of qualifying assets are capitalized.

Note 4: Business Segments.

     The following table summarizes financial information related to each of the company's business segments. The 1999 and 1998 asset information is as of October 3, 1999 and January 3, 1999.

Third Quarter Period
--------------------
(in thousands)                                                                          Education         Other
                                                                                          and         Businesses
                         Newspaper        Television       Magazine        Cable         Career      and Corporate
                         Publishing      Broadcasting    Publishing      Television     Services         Office        Consolidated
                         ----------      ------------    ----------      ----------     --------         ------        ------------
1999
----
Operating revenues       $211,963          $ 76,677       $ 91,850        $ 84,799     $  73,795        $    496        $  539,580
Income (loss) from
  operations             $ 48,633          $ 34,166       $ 15,156        $ 17,584     $ (13,674)       $(15,509)       $   86,356
Equity in losses of
  affiliates                                                                                                                   (59)
Interest expense, net                                                                                                       (6,287)
Other income, net                                                                                                            8,279
                                                                                                                         ---------
Income before income
  taxes                                                                                                                 $   88,289
                                                                                                                         =========
Depreciation expense     $  7,844          $  2,958       $  1,219        $ 10,816      $  2,505        $    923        $   26,265
Amortization expense     $    388          $  3,570       $  1,478        $  7,501      $  1,876        $      -        $   14,813

Identifiable assets      $649,397          $421,326       $377,795        $714,645      $243,304        $ 99,888        $2,506,355
Investments in
  marketable equity
  securities                                                                                                               191,632
Investments in
  affiliates                                                                                                               143,965
                                                                                                                         ---------
 Total assets                                                                                                           $2,841,952
                                                                                                                         =========

                                                                                       Education         Other
                                                                                          and         Businesses
                         Newspaper        Television       Magazine        Cable         Career      and Corporate
                         Publishing      Broadcasting    Publishing      Television     Services        Office         Consolidated
                         ----------      ------------    ----------      ----------    ----------    -------------     ------------
1998
----
Operating revenues       $199,782          $ 80,452       $ 88,186        $ 78,506      $ 60,944        $  1,411        $  509,281
Income (loss) from
  operations             $ 34,171          $ 34,718       $  8,182        $ 16,384      $  5,339        $(11,198)       $   87,596
Equity in losses of
  affiliates                                                                                                                (4,060)
Interest income, net                                                                                                        (2,029)
Other income, net                                                                                                           50,241
                                                                                                                         ---------
Income before income
  taxes                                                                                                                 $  131,748
                                                                                                                         =========
Depreciation expense     $  5,482          $  2,777       $  1,253        $ 10,240      $  1,527        $    779        $   22,058
Amortization expense     $    378          $  3,534       $  1,474        $  7,318      $  1,149        $      -        $   13,853

Identifiable assets      $634,882          $437,506       $355,176        $710,641      $196,702        $ 70,108        $2,405,015
Investments in
  marketable equity
  securities                                                                                                               256,116
Investments in
  affiliates                                                                                                                68,530
                                                                                                                         ---------
 Total assets                                                                                                           $2,729,661
                                                                                                                         =========

Nine Month Period
-----------------
(in thousands)                                                                         Education        Other
                                                                                          and         Businesses
                         Newspaper        Television       Magazine        Cable         Career      and Corporate
                         Publishing      Broadcasting    Publishing      Television     Services         Office        Consolidated
                         ----------      ------------    ----------      ----------    ----------    -------------     ------------
1999
----
Operating revenues       $639,442          $247,995       $283,152        $248,718      $192,252        $  5,612       $ 1,617,171
Income (loss) from
  operations             $138,202          $114,536       $ 41,845        $ 47,975      $(28,010)       $(44,232)      $   270,316
Equity in losses of
  affiliates                                                                                                                (1,839)
Interest expense, net                                                                                                      (18,082)
Other income, net                                                                                                           23,893
                                                                                                                         ---------
Income before income
  taxes                                                                                                                 $  274,288
                                                                                                                         =========
Depreciation expense     $ 23,103         $   8,571       $  3,726        $ 32,325      $  6,510       $   2,452        $   76,687
Amortization expense     $  1,147         $  10,689       $  4,434        $ 22,394      $  5,193       $       -        $   43,857

                                                                                       Education       Other
                                                                                          and         Businesses
                         Newspaper        Television       Magazine        Cable         Career      and Corporate
                         Publishing      Broadcasting    Publishing      Television     Services         Office        Consolidated
                         ----------      ------------    ----------      ----------    ----------    -------------     ------------
1998
----

Operating revenues       $618,503          $254,932       $287,664        $216,698      $134,914        $  6,283        $1,518,994
Income (loss) from
  operations             $121,455          $117,718       $ 31,470        $ 43,573      $ (6,111)       $(38,698)       $  269,407
Equity in losses of
  affiliates                                                                                                                (3,143)
Interest expense, net                                                                                                       (4,012)
Other income, net                                                                                                          306,752
                                                                                                                         ---------
Income before income
  taxes                                                                                                                 $  569,004
                                                                                                                         =========
Depreciation expense     $ 15,893          $  8,391       $  3,738        $ 28,793      $  4,003        $  2,351        $   63,169
Amortization expense     $    993          $ 10,601       $  4,424        $ 17,066      $  2,637        $      3        $   35,724

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

     Cable television operations consist of over 54 cable systems offering basic cable and pay television services to approximately 740,000 subscribers (at October 31, 1999) in midwestern, western, and southern states.

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

     Other businesses and corporate office include a digital media and electronic information services provider and the company's corporate office. Through the first half of 1999, the other businesses and corporate office segment also includes the result of Legi-Slate, Inc., which was sold in June 1999. The 1998 results for other businesses and corporate office include Moffet, Larson & Johnson, which was sold in July 1998.

     Income from operations includes actuarially determined net pension credits, which are significant to the magazine and newspaper publishing divisions. These pension credits totaled $12.2 million and $36.6 million for the magazine division in the third quarter and first nine months of 1999, respectively, compared to $9.6 million and $27.4 million during the third quarter and first nine months of 1998. Net pension credits recorded by the newspaper division totaled $6.9 million and $21.6 million during the third quarter and first nine months of 1999, respectively, compared to $6.4 million and $13.2 million during the third quarter and first nine months of 1998.

     The company maintains stock option and stock appreciation right plans at its Kaplan subsidiary that provide for the issuance of stock options representing 10 percent of Kaplan's stock and the issuance of stock appreciation rights to certain members of Kaplan's management. The options and appreciation rights vest ratably over five years from issuance. For the third quarter of 1999 and 1998, the education and career services operating results include a non-cash charge of $1.8 and $1.5 million, respectively, related to these plans; for the first nine months of 1999 and 1998, the charge related to these plans was $5.5 million and $4.5 million, respectively.

Note 5: Subsequent Event.

     On November 8, 1999, the company announced a tender offer by the company to repurchase 500,000 shares of its own Class B Common Stock at a price of $575 per share. The company may purchase more than 500,000 shares if additional shares are offered. The tender offer will commence on November 10, 1999 and will expire at 5:00 pm (EST) on December 10, 1999. The company intends to fund the repurchase of the shares through the issuance of short term borrowings.

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

THIRD QUARTER COMPARISONS

         Net income for the third quarter of 1999 was $51.7 million ($5.10 per share), a decrease of $30.1 million from net income of $81.8 million ($8.05 per share) in the third quarter last year.

         The company's 1999 third quarter results included a one-time after-tax compensation charge of $8.0 million ($0.80 per share) arising from the previously announced formation of BrassRing, Inc., a new job search and recruiting business owned together by the company, The Tribune Company and Accel Partners. The company's 1998 third quarter net income included one-time after-tax gains of $30.9 million ($3.05 per share) resulting from the sale of 14 small cable systems and the disposition of the company's investment interest in Junglee, a facilitator of Internet commerce. Excluding these non-recurring items, net income for the third quarter of 1999 increased 17 percent to $59.7 million ($5.90 per share), from net income of $50.9 million ($5.00 per share) in the third quarter of 1998.

         Revenue for the third quarter of 1999 rose 6 percent to $539.6 million, from $509.3 million in the same period last year. Advertising, circulation and subscriber revenues increased 6 percent as compared to last year. Other revenues increased 5 percent over the third quarter of 1998. The increase in advertising revenues is primarily attributable to The Washington Post, where advertising volume increased 10 percent, and Newsweek. The increase in circulation and subscriber revenues is due to growth at the cable division. Growth at Kaplan Educational Centers accounted for the majority of the increase in other operating revenues.

         Costs and expenses for the third quarter of 1999 increased 7 percent to $453.2 million, from $421.7 million in the third quarter of 1998. The increase in costs and expenses is attributable to a $10.0 million non-recurring pre-tax compensation charge arising from the formation of BrassRing, Inc., expenses arising from companies acquired after September 1998 (including amortization expense), higher depreciation expense, and increased spending for internet-related operations ($3.0 million increase) and new business initiatives at the company's education and career services division ($5.5 million increase). These expense increases were partially offset by growth in the company's pension credit and a 24 percent decline in newsprint expense at the newspaper division. The increase in depreciation expense is principally due to increased capital expenditures over the past two years, including the recently completed expansion of The Washington Post's printing facilities.

         In the third quarter of 1999, operating income of $86.4 million declined 1 percent as compared to the third quarter of 1998. Excluding the non-recurring charge related to the formation of BrassRing, Inc., operating income for the third quarter of 1999 totaled $96.4 million, a 10 percent increase over 1998.

         The company's operating income for the third quarter of 1999 includes $21.0 million of pension credits, compared to $15.7 million for the same period of 1998.

NEWSPAPER DIVISION. At the newspaper division, revenues increased 6 percent in the third quarter of 1999 to $212.0 million; division operating income for the third quarter increased 42 percent to $48.6 million.

         Advertising revenue for the division rose 9 percent for the third quarter of 1999 due principally to higher advertising volume at The Washington Post, and to a lesser extent, higher ad rates. Advertising volume at The Washington Post totaled 806,900 inches in the third quarter of 1999, up 10 percent from 734,600 inches in the third quarter of 1998. Circulation revenue for the division remained essentially unchanged in comparison to the same period last year.

         The newpaper division's third quarter operating expenses benefited from a 24 percent decline in newsprint expense and additional pension credits. These expense reductions were offset by higher depreciation expense (arising from the recently completed expansion of The Post's printing facilities) and other general expense increases including increased promotion and marketing expenses.

BROADCAST DIVISION. Revenues at the broadcast division totaled $76.7 million for the third quarter of 1999, a 5 percent decline from the third quarter of 1998. Division operating income for the quarter totaled $34.2 million, a decrease of 2 percent from the prior year. The decline in third quarter 1999 operating results is primarily attributable to softness in national advertising revenues offset in part by growth in local advertising revenues.

MAGAZINE DIVISION. Revenues at the magazine division were $91.9 million for the third quarter of 1999, a 4 percent increase over the third quarter of 1998; division operating income for the third quarter of 1999 improved 85 percent to $15.2 million.

         The 85 percent increase in third quarter operating income is due to an increase in the number of advertising pages at the domestic edition of Newsweek, increased pension credit and reductions in other operating expense.

CABLE DIVISION. At the cable division, third quarter 1999 revenues of $84.8 million were 8 percent higher than 1998; division operating income before amortization expense for the third quarter of $25.1 million was 6 percent higher than the same period last year.

         Higher rates accounted for most of the increase in revenue and operating income before amortization expense. At the end of the third quarter, the number of basic subscribers totaled approximately 730,250.

EDUCATION AND CAREER SERVICES. The company provides education and career services through its subsidiary Kaplan Educational Centers. Kaplan provides test preparation programs in the U.S. and abroad for individuals taking admissions and professional licensing exams. Kaplan also provides on-site educational programs to students and teachers at elementary, secondary and post-secondary institutions, and offers a growing number of distance learning programs. In addition, Kaplan publishes books, software and other materials.

         Kaplan also owns Score! Educational Centers, a provider of after-school learning opportunities for students in kindergarten through the eighth grade. Score! presently operates 80 Score! centers (most opened within the last two years) and plans to open an additional 20 centers in the remainder of 1999. In September 1999, Score! announced the launch of a new e-commerce site, eSCORE.com, to provide customized online educational resources and services for parents and children from birth to age 18. The site is planned to launch this fall, with initial funding from Kaplan set at $25 million ($10 million in 1999), primarily for product development and marketing.

         For the first nine months of 1999 and all of 1998, Kaplan, through its career services division, was the leading provider of career fairs in North America, bringing together technical, sales and diversity candidates with corporate recruiters. Kaplan, through its subsidiary HireSystems, also provided corporate clients with web-based tools to streamline the recruitment and hiring process. On September 29, 1999, Kaplan contributed its ownership of these two businesses to a newly formed company named BrassRing, Inc. (BrassRing) in exchange for a 54 percent interest in BrassRing. Partnering with Kaplan in the formation of this new business are The Tribune Company and Accel Partners, which each contributed cash and/or other assets to BrassRing. In connection with the formation of BrassRing, the company incurred a $10.0 million non-recurring pre-tax compensation charge. Prospectively, the operating results of the career fair businesses and HireSystems will be included in BrassRing, of which the company will record its non-controlling 54 percent interest in accordance with the equity method of accounting.

         Excluding the operating results of the career fair and HireSystems businesses, the third quarter 1999 revenues for the education and career services division totaled $67.3 million, a 28 percent increase from 1998. On the same basis of presentation, operating losses for the third quarter of 1999 totaled $0.1 million, compared to operating income of $5.7 million for the third quarter of 1998. The decline in 1999 third quarter operating income is primarily attributable to the opening of new Score! centers, start-up costs associated with eSCORE! and various distance learning initiatives.

         Including the results of the career fair businesses and HireSystems, the education and career services third quarter 1999 revenues totaled $73.8 million, a 21 percent increase over the same period in the prior year. Division operating losses of $13.7 million in the third quarter of 1999 represent a $19.0 million decline from $5.3 million in operating income for the third quarter of 1998. The $19.0 million decline in the third quarter operating results is primarily attributable to the $10.0 million non-recurring charge related to the formation of BrassRing, start-up costs associated with the opening of new Score! centers and the launch of the eSCORE! web site, as well as increased spending for HireSystems and various distance learning initiatives.

OTHER BUSINESSES AND CORPORATE OFFICE. Revenues for other businesses totaled $0.5 million and $1.4 million in the third quarter of 1999 and 1998, respectively. Operating losses for other businesses and corporate office were $15.5 million for the third quarter of 1999 and $11.2 million for the third quarter of 1998. The increase in operating losses in the third quarter of 1999 is due to additional spending for Internet-related operations.

         The 1998 operating results include Moffet, Larson & Johnson, which was sold in July 1998. In June 1999 the company sold Legi-Slate. No significant gain or loss arose from the sale of these businesses.

EQUITY IN LOSSES OF AFFILIATES. The company's equity in losses of affiliates in the third quarter of 1999 totaled $0.1 million, compared to losses of $4.1 million for the third quarter of 1998. The company's affiliate investments consist primarily of a 50 percent interest in the International Herald Tribune
(IHT) and a 49 percent interest in Bowater Mersey Paper Company Limited.

NON-OPERATING ITEMS. Interest expense, net of interest income, was $6.3 million, compared to net interest expense of $2.0 million for the third quarters of 1999 and 1998, respectively.

         The company recorded other non-operating income of $8.3 million for the third quarter of 1999, compared to $50.2 million for the same period in 1998. The company's 1999 other non-operating income consists principally of gains on the sale of marketable securities (mostly various Internet-related securities). The company's 1998 other non-operating income consists mostly of the non-recurring gains resulting from the company's sale of 14 small cable systems and disposition of its investment interest in Junglee.

INCOME TAXES. The effective tax rate in the third quarter of 1999 was 41.5 percent, compared to 38.0 percent in 1998. The increase in the effective tax rate in the third quarter of 1999 is primarily due to the non-deductibility of a portion of the $10.0 million charge incurred in the formation of BrassRing, Inc.

NINE MONTH COMPARISONS

         For the first nine months of 1999 net income was $164.8 million (16.18 per share), compared with net income of $353.5 million ($34.79 per share) for the same period of 1998. The company's 1999 net income included the non-recurring after-tax charge of $8.0 million ($0.79 per share) related to the formation of BrassRing. The company's 1998 net income includes $194.4 million ($19.12 per share) in gains from non-recurring transactions which included the disposition of the company's 28 percent interest in Cowles Media Company, the sale of 14 small cable systems and the disposition of the company's investment interest in Junglee. Excluding the effect of these one-time items, net income totaled $172.8 million for the first nine months of 1999, an increase of 9 percent from net income of $159.1 million for the same period in 1998; earnings per share increased 8 percent to $16.97 in 1999, from $15.67 in 1998.

         Revenues for the first nine months of 1999 were $1,617.2 million, up 6 percent over revenue of $1,519.0 million in the first nine months of 1998. Advertising revenues increased 3 percent, circulation and subscriber revenues increased 7 percent and other revenues increased 23 percent. The increase in advertising revenues is due principally to increased advertising at The Washington Post, where advertising volume increased 2 percent in the 1999 nine month period. The increase in circulation and subscriber revenues is due to growth at the cable division, resulting mostly from acquisitions, and to a lesser extent, higher rates. Growth at Kaplan Educational Centers accounted for the majority of the increase in other operating revenues.

         Costs and expenses increased 8 percent during the first nine months of 1999 to $1,346.9 million from the corresponding period of 1998. The increase in costs and expenses is attributable to the $10.0 million non-recurring charge resulting from the formation of BrassRing, expenses arising from companies acquired during 1998 and 1999 (including amortization expense), increased spending for Internet-related operations and new business initiatives at the company's education and career services division, and higher depreciation expense. These expense increases were offset in part by an increase in the company's pension credit and lower newsprint expense.

         Operating income for the first nine months of 1999 totaled $270.3 million, essentially unchanged compared to operating income of $269.4 million for the same period of 1998. The company's 1999 other income, net, consists principally of gains on the sale of marketable securities (mostly various Internet-related securities). Included in other income, net, for the first nine months of 1998 is $309.6 million in pre-tax gains resulting from the disposition of the company's 28 percent interest in Cowles Media Company, the sale of 14 small cable systems and the disposition of the company's investment interest in Junglee.

         The company's operating income for the first nine months of 1999 includes $63.0 million of pension credits, compared to $47.1 million for the same period of 1998.

NEWSPAPER DIVISION. Newspaper division revenues of $639.4 million for the first nine months of 1999 were up 3 percent over the comparable periods of 1998; division operating income for the first nine months of 1999 totaled $138.2 million, a 14 percent increase over the prior year.

         Advertising revenues for the division rose 5 percent in the period due an increase in advertising volume and higher rates. Advertising volume at The Washington Post totaled 2,366,300 inches, a 2 percent increase from 2,312,800 inches in the first nine months of 1998. Circulation revenues for the division declined 1 percent for the first nine months of 1999 as compared to the same period in the prior year. Daily circulation at The Post remained essentially unchanged, while Sunday circulation declined 1 percent.

         Operating expenses at the newspaper division benefited from a 17 percent decline in newsprint expense and increased pension credits as compared to the first nine months of 1998. The decrease in newsprint expense is due to a decline in newsprint prices, and to a lesser extent, a reduction in newsprint consumed. These benefits were partially offset by an increase in depreciation expense due to the recently completed expansion of the printing facilities of The Washington Post.

BROADCAST DIVISION. Revenues at the broadcast division of $248.0 million were 3 percent less than revenues for the first nine months of 1998. Division operating income totaled $114.5 million for the first nine months of 1999, a 3 percent decline compared to the same period in 1998. The overall decrease in the broadcast division operating results is due to softness in national advertising revenues partially offset by an increase in local advertising revenues.

MAGAZINE DIVISION. Magazine division revenues totaled $283.2 million for the first nine months of 1999, a 2 percent decrease compared to the same period in the prior year; division operating income increased 33 percent to $41.8 million for the first nine months of 1999.

         The 33 percent increase in operating income is primarily attributable to increased revenues at the domestic edition of Newsweek, increased pension credit and reductions in other operating expenses.

CABLE DIVISION. Cable division revenues of $248.7 million increased 15 percent during the first nine months of 1999; division operating income before amortization expense of $70.4 million increased 16 percent over 1998. Division operating income after amortization expense improved 10 percent over the first nine months of 1998. The increase in operating income after amortization expense is due to higher subscriber levels, resulting mainly from acquisitions, and slightly higher rates, offset in part by increased expenses from systems acquired in 1998 (including amortization expense).

EDUCATION AND CAREER SERVICES. Excluding the operating results of the career fair and HireSystems businesses, revenue for the first nine months of 1999 increased 56 percent to $174.8 million compared to the same period in 1998. On the same basis of presentation, operating losses for the first nine months of 1999 totaled $6.7 million versus $4.7 million for the same period in 1998.

         Including the operating results of the career fair and HireSystems businesses, revenue for the first nine months of 1999 increased 42 percent to $192.3 million. Approximately two-thirds of the revenue increase is attributable to businesses acquired in 1998 and 1999. The remaining increase in revenue is mostly due to growth in test preparation revenues and Score!. Operating losses totaled $28.0 million for the first nine months of 1999, compared to losses of $6.1 million in 1998. The reduced operating results for the first nine months of 1999 is primarily attributable to the $10.0 million non-recurring charge related to the formation of BrassRing, start-up costs associated with opening of new Score! centers and the launch of the eSCORE! web site, as well as increased spending for HireSystems and various distance learning initiatives.

OTHER BUSINESSES AND CORPORATE OFFICE. Revenues for other businesses totaled $5.6 million for the first nine months of 1999, compared to $6.3 million for the same period of 1998. Operating losses for other businesses and corporate office were $44.2 million for the first nine months of 1999, compared to $38.7 million for the comparable period of 1998. The increase in operating losses is primarily due to additional spending for Inernet-related operations.

         The 1998 operating results include Moffet, Larson & Johnson, which was sold in July 1998. In June 1999, the company sold Legi-Slate. No significant gain or loss arose from the sale of these businesses.

EQUITY IN LOSSES OF AFFILIATES. The company's equity in losses of affiliates for the first nine months of 1999 was $1.8 million, compared to losses of $3.1 million in the comparable period of 1998.

NON-OPERATING ITEMS. Interest expense, net of interest income, was $18.1 million, compared to $4.0 million for the same period of 1998. The increase in net interest expense is attributable to borrowings executed by the company after the third quarter of 1998 to fund capital improvement and acquisition activities.

         The company's 1999 other non-operating income consists principally of gains on the sale of marketable securities (mostly various Internet-related securities). The company's 1998 other non-operating income is comprised principally of the non-recurring gains resulting from the company's disposition of its 28 percent interest in Cowles Media Company, sale of 14 small cable systems and disposition of its investment interest in Junglee.

INCOME TAXES. The effective tax rate through the first nine months of 1999 increased to 39.9 percent from 37.9 percent through the first nine months of 1998. The increase in the effective tax rate is mostly due to the lower state tax rate applicable to the company's sale of its interest in Cowles Media Company during March 1998.

FINANCIAL CONDITION:  CAPITAL RESOURCES AND LIQUIDITY

ACQUISITIONS. In the first nine months of 1999, the company acquired various small businesses for approximately $48.5 million, including an accredited distance education institute that offers degrees in paralegal studies and legal nurse consulting, a provider of test preparation services for the United States Medical Licensing Exam, and a leading producer of interactive testing and certification programs for information technology professionals.

INVESTMENTS IN MARKETABLE EQUITY SECURITIES. During the first nine months of 1999, the company received $51.8 million from the sale of certain marketable equity securities.

At October 3, 1999, the fair value of the company's investment in marketable equity securities was $191.6 million, of which $164.0 million consists of the company's investment in the common stock of Berkshire Hathaway, Inc. The remaining investment in marketable equity securities consist of common stock investments in various publicly traded companies, most of which have concentrations in Internet business activities.

CAPITAL EXPENDITURES. During the first nine months of 1999, the company's capital expenditures totaled approximately $92.2 million, approximately half of which related to plant upgrades at the company's cable subsidiary. The company anticipates it will spend approximately $140.0 million throughout 1999 for property and equipment, approximately half of which is for projects at the cable division.

STOCK REPURCHASES. During the first nine months of 1999, the company repurchased 66,318 shares of its Class B common stock at a cost of approximately $36.1 million. Approximately 735,000 Class B common shares remain available for repurchase under a November 13, 1997 authorization by the Board of Directors.

As discussed in Note 5, on November 8, 1999 the company announced a tender offer by the company to purchase up to 500,000 shares of its own Class B Common Stock at a price of $575 per share. The company has reserved the right to purchase more than 500,000 shares if offered. Assuming 500,000 shares are repurchased, approximately 235,000 shares will remain available for repurchase under the November 13, 1997 authorization.

LIQUIDITY. On February 15, 1999, the company completed the issuance of $400.0 million, 5.5 percent unsecured notes due February 15, 2009, netting approximately $395.0 million in proceeds after discount and fees. The company used the proceeds from the issuance of these unsecured notes to repay approximately $395.0 million of commercial paper borrowings then outstanding.

During the first nine months of 1999, the company had average borrowings outstanding of approximately $441.9 million at an average annual interest rate of 5.6 percent.

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

Most of the company's significant internal systems and equipment, including equipment with embedded controls, have been determined to be Year 2000 compliant. Certain internal systems, however, have been identified as incapable of processing transactions beyond the Year 2000, the most significant of which is the advertising billing system at The Washington Post. For this system the remediation and testing efforts are complete and installation is presently expected to be completed by late Fall of 1999. The Company believes it has the ability to perform these functions manually should the remediation efforts not be completed according to plan.

For critical internal systems and equipment determined to be compliant during the assessment phase of the project, and for non-compliant equipment that has been repaired or replaced, the company has devised and is executing a testing plan to provide additional compliance assurance. To date, the results of the company's Year 2000 compliance testing program have not revealed any new problems or ineffective remediation. The Year 2000 testing phase for internal systems and equipment is believed to be approximately 90 percent complete as of the end of October 1999.

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

27       Financial Data Schedule - October 3, 1999

(Electronic filing only).

(b) No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE WASHINGTON POST COMPANY
                                     (Registrant)

Date:  November 7, 1999           /s/ Donald E. Graham
       ----------------         ------------------------
                                Donald E. Graham, Chairman &
                                 Chief Executive Officer
                                (Principal Executive Officer)

Date:  November 7, 1999           /s/ John B. Morse, Jr.
       ----------------        ---------------------------
                             John B. Morse, Jr., Vice President-Finance
                               (Principal Financial Officer)