Form 10-K
period 2000-01-02
WASHINGTON POST CO
filed 2000-03-31
CIK 104889

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 2, 2000

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                                          NAME OF EACH EXCHANGE ON
                        TITLE OF EACH CLASS                                                  WHICH REGISTERED
                        -------------------                                                  ----------------
                  Class B Common Stock, par value
                          $1.00 per share                                                  New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No    .
                                             ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the Company's voting stock held by non-affiliates on February 29, 2000, based on the closing price for the Company's Class B Common Stock on the New York Stock Exchange on such date: approximately $2,258,000,000.

     Shares of common stock outstanding at February 29, 2000:

       Class A Common Stock - 1,739,250 shares
       Class B Common Stock - 7,700,446 shares

     Documents partially incorporated by reference:

       Definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

===============================================================================

                                     PART I

ITEM 1.  BUSINESS.

        The principal business activities of The Washington Post Company (the "Company") consist of newspaper publishing (principally The Washington Post), television broadcasting (through the ownership and operation of six network-affiliated stations), the ownership and operation of cable television systems, magazine publishing (principally Newsweek magazine), and (through its Kaplan subsidiary) the provision of educational and career development services.

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

        During each of the last three years the Company's operations in geographic areas outside the United States (consisting primarily of the publication of the international editions of Newsweek) accounted for less than 5% of the Company's consolidated revenues and less than 2% of its consolidated income from operations, and the identifiable assets attributable to such operations represented less than 2% of the Company's consolidated assets.

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

        The following table shows the average paid daily (including Saturday) and Sunday circulation of The Post for the twelve-month periods ended September 30 in each of the last five years, as reported by the Audit Bureau of Circulations ("ABC"):

                                   AVERAGE PAID CIRCULATION
                                   ------------------------
                                    DAILY           SUNDAY
                                    -----           ------
1995.........................      807,818         1,140,498
1996.........................      800,295         1,129,519
1997.........................      784,199         1,109,344
1998.........................      774,414         1,095,091
1999.........................      775,005         1,085,060

        A price increase for home-delivered copies of the daily and Sunday newspaper went into effect on March 27, 2000, which raised the rate per four-week period from $10.60 (which had been the rate since 1997) to $11.16. The rate charged to subscribers for Sunday-only home-delivered copies of the newspaper for each four-week period has been $6.00 since 1991. The newsstand price for the Sunday newspaper has been $1.50 since 1992 and the newsstand price for the daily newspaper has been $0.25 since 1981.

        General advertising rates were increased by an average of 4.6% on January 1, 1999, and by another 4.5% on January 1, 2000. Rates for most categories of classified and retail advertising were increased by an average of 3.7% on February 1, 1999, and by an additional 4.7% on February 1, 2000.

        The following table sets forth The Post's advertising inches (excluding preprints) and number of preprints for the past five years:

                                                  1995      1996     1997     1998      1999
                                                  ----      ----     ----     ----      ----
Total Inches (in thousands).................     3,212     3,070    3,192    3,199     3,265
    Full-Run Inches.........................     2,950     2,814    2,897    2,806     2,747
    Part-Run Inches.........................       262       256      294      393       518
Preprints (in millions).....................     1,416     1,445    1,549    1,650     1,648

        The Post also publishes The Washington Post National Weekly Edition, a tabloid which contains selected articles and features from The Washington Post edited for a national audience. The National Weekly Edition has a basic subscription price of $78 per year and is delivered by second class mail to approximately 76,000 subscribers.

        The Post has about 660 full-time editors, correspondents, reporters and photographers on its staff, draws upon the news reporting facilities of the major wire services and maintains correspondents in 20 news centers abroad and in New York City; Los Angeles; Chicago; Miami; Richmond; Baltimore; Annapolis; Austin, Texas; and Burlingame, California. The Post also maintains correspondents in ten news bureaus in the greater Washington, D.C. metropolitan area.

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

        The Herald's average paid circulation as reported to ABC for the twelve months ended September 30, 1999, was 53,910 daily (including Saturday) and 62,342 Sunday. The aggregate average weekly circulation of The Enterprise Newspapers during the twelve-month period ended December 31, 1999, was approximately 71,000 copies.

        The Herald and The Enterprise Newspapers together employ approximately 70 editors, reporters and photographers.

THE GAZETTE NEWSPAPERS

        The Gazette Newspapers, Inc., another subsidiary of the Company, publishes one paid-circulation and 31 controlled-circulation weekly community newspapers (collectively known as The Gazette Newspapers) in Montgomery and Frederick Counties and parts of Prince George's and Carroll Counties, Maryland. During 1999 The Gazette Newspapers had an aggregate average weekly circulation of approximately 476,000 copies. This subsidiary also produces 12 military newspapers (most of which are weekly) under agreements where editorial material is supplied by local military bases; these newspapers had a combined 1999 circulation of over 214,000 copies.

        The Gazette Newspapers have approximately 95 editors, reporters and photographers on their combined staffs.

        The Gazette Newspapers, Inc. also operates a commercial printing business which it acquired in 1996.

WASHINGTONPOST.NEWSWEEK INTERACTIVE

        Washingtonpost.Newsweek Interactive Company ("WPNI") develops news and information products for electronic distribution. Since July 1996 this subsidiary of the Company has operated washingtonpost.com, a World Wide Web site that features the full editorial text of The Washington Post and most of The Post's classified advertising as well as original content created by WPNI's staff and content obtained from other sources. The washingtonpost.com site also features a comprehensive city guide focusing on the Washington, D.C. area, including an arts and entertainment section, a community section and an online yellow pages directory. This site is currently generating more than 70 million page views per month and the Company believes (based on data from Media Metrix) is among the top six national news sites on the Internet. The Company (either directly or through WPNI) also holds minority equity interests in Classified Ventures, Inc. and CareerPath.com Inc., entities formed to compete in the business of providing nationwide classified advertising databases on the Internet. Classified Ventures covers the product categories of automobiles, apartment rentals, real estate and auctions while CareerPath covers the area of recruitment advertising. Listings for these services come from various sources, including (in most cases) direct sales and classified listings from the newspapers of participating companies. Links to the Classified Ventures and CareerPath services are included in the washingtonpost.com site.

        WPNI also produces the newsweek.com Web site, which was launched in 1998 and contains editorial content from the print edition of Newsweek as well as daily news updates and analysis, photo galleries, Web guides and other features.

        In November 1999, WPNI, together with certain other business units of the Company, signed a non-binding agreement in principle with NBC News and MSNBC pursuant to which the parties would share certain news material and technological and promotional resources. Among other things, this agreement contemplates that Newsweek's current Web site would become a feature on MSNBC.com and that MSNBC.com would have access to content from The Washington Post. Similarly, washingtonpost.com would have access to NBC News multimedia content. A definitive agreement to memorialize this relationship is currently being negotiated.

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

        The Company's 1999 net operating revenues from national and local television advertising and network compensation were as follows:

                National.....................   $ 101,626,000
                Local........................     204,423,000
                Network......................      29,552,000
                                                -------------
                    Total....................   $ 335,601,000

        The following table sets forth certain information with respect to each of the Company's television stations:


                                                                   EXPIRATION
  STATION LOCATION AND           NATIONAL                           DATE OF
     YEAR COMMERCIAL              MARKET          NETWORK             FCC
   OPERATION COMMENCED          RANKING(a)      AFFILIATION         LICENSE
   -------------------          ----------      -----------         -------
   WDIV                             9th              NBC            Oct. 1,
   Detroit, Mich.                                                     2005
   1947

   KPRC                            11th              NBC            Aug. 1,
   Houston, Tx.                                                       2006
   1949

   WPLG                            16th              ABC            Feb. 1,
   Miami, Fla.                                                        2005
   1961

   WKMG                            22nd              CBS
   Orlando, Fla.                                                    Feb. 1,
   1954                                                               2005

   KSAT                            37th              ABC
   San Antonio, Tx.                                                 Aug. 1,
   1957                                                               2006

   WJXT                            52nd              CBS
   Jacksonville, Fla.                                               Feb. 1,
   1947                                                               2005
                                                                 TOTAL COMMERCIAL
  STATION LOCATION AND             EXPIRATION                   STATIONS IN DMA(b)
     YEAR COMMERCIAL                 DATE OF                    ------------------
   OPERATION COMMENCED          NETWORK AGREEMENT        ALLOCATED              OPERATING
   -------------------          -----------------        ---------              ---------
   WDIV                             June 30,               VHF-4                  VHF-4
   Detroit, Mich.                     2004                 UHF-6                  UHF-5
   1947

   KPRC                             June 30,               VHF-3                  VHF-3
   Houston, Tx.                       2004                 UHF-11                 UHF-11
   1949

   WPLG                             Dec. 31,               VHF-5                  VHF-5
   Miami, Fla.                        2004                 UHF-8                  UHF-7
   1961

   WKMG
   Orlando, Fla.                    Apr. 6,                VHF-3                  VHF-3
   1954                               2005                 UHF-11                 UHF-9

   KSAT
   San Antonio, Tx.                 Dec. 31,               VHF-4                  VHF-4
   1957                               2004                 UHF-6                  UHF-6

   WJXT
   Jacksonville, Fla.               July 10,               VHF-2                  VHF-2
   1947                               2001                 UHF-6                  UHF-5

-------------

     (a) Source: 1999/2000 DMA Market Rankings, Nielsen Media Research, Fall 1999, based on television homes in DMA (see note (b) below).
     (b) Designated Market Area ("DMA") is a market designation of A.C. Nielsen which defines each television market exclusive of another, based on measured viewing patterns.

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

        In December 1996 the FCC formally approved technical standards for digital advanced television ("DTV"). DTV is a flexible system that will permit broadcasters to utilize a single digital channel in various ways, including providing one channel of high-definition television programming with greatly enhanced image and sound quality or several channels of lower-definition television programming ("multicasting"), and is capable of accommodating subscription video and data services. Broadcasters may offer a combination of services, so long as they transmit at least one stream of free video programming on the DTV channel. The FCC has assigned to each existing full power television station (including each station owned by the Company) a second channel to implement DTV while present television operations are continued on that station's existing channel. Although in some cases a station's DTV channel may only permit operation over a smaller geographic service area than that available using its existing channel, the FCC's stated goal in assigning channels was to provide stations with DTV service areas that will be generally consistent with their existing service areas. The FCC's DTV rules also permit stations to request modifications to their assigned DTV facilities, allowing them to expand their DTV service areas if certain interference criteria are met. Under FCC rules and the Balanced Budget Act of 1997, station owners will be required to surrender one channel in 2006 and thereafter provide service solely in the DTV format. The Company's Detroit, Houston and Miami stations each commenced DTV broadcast operations during 1999. The Company's Orlando station has obtained a waiver from the FCC permitting it to delay the commencement of DTV broadcast operations until May 1, 2000. The deadline established by the FCC for the Company's two other stations (San Antonio and Jacksonville) to begin DTV broadcast operations is May 1, 2002.

        Through two rounds of reconsideration ending in December 1998, the FCC refined its DTV rules and DTV channel assignments. The FCC's DTV decisions now are subject to judicial review in a consolidated appeal before the U.S. Court of Appeals for the District of Columbia Circuit. In November 1998 the FCC issued a decision to implement the requirement of the Telecommunications Act of 1996 that it charge broadcasters a fee for offering certain "ancillary and supplementary" services on the DTV channel. These services may include data, video or other services that are offered on a subscription basis or for which broadcasters receive compensation other than from advertising revenue. The FCC decided to impose a fee of 5% of the gross revenues generated by such services. The FCC also is considering whether and how to extend cable systems' obligations for mandatory carriage of certain broadcast television signals to the DTV channel. Deliberations on this issue include the question of whether cable systems should be required to transmit DTV signals in the same definition in which originally broadcast. The FCC also is implementing the Community Broadcasters Act of 1999, which provides interference protection to low-power television stations. It is likely that new FCC rules will be adopted which will provide several hundred low-power stations with the same protection from interference currently provided to full-power stations, with the result that it will be more difficult for some existing full-power stations to alter their analog or DTV transmission facilities. The FCC also has issued a Notice of Inquiry concerning whether special public interest obligations should be imposed on the DTV channel. Specifically, the FCC asked whether it should require broadcasters to provide free time for political candidates, increase the amount of programming intended to meet the needs of minorities and women, and increase communication with the public regarding programming decisions.

        The Company cannot predict what effects the DTV conversion eventually will have upon its television broadcasting operations.

        The FCC also is conducting proceedings dealing with such matters as multiple ownership restrictions, regulations pertaining to cable television (discussed below under "Cable Television Division - Regulation of Cable Television and Related Matters"), and various proposals to further the development of alternative video delivery systems that would compete in varying degrees with both cable television and television broadcasting operations. In August 1999 the FCC amended its local ownership rule to permit one company to own two television stations in the same market if there are at least eight independently owned full-power television stations in that market (counting the co-owned stations as one), and if at least one of the co-owned stations is not among the top four ranked television stations in that market. The FCC also decided to permit common ownership of stations in a single market if their signals do not overlap, and to permit common ownership of certain failing or unbuilt stations. These rule changes are likely to increase concentration of ownership in local markets. For example, the Company's station in Jacksonville, Florida is now competing against a broadcaster that owns two television stations, and license transfer applications have been filed with the FCC which, if approved, would create two-station combinations in Miami, Detroit and San Antonio as well.

Separately, the rule governing the aggregate number of television stations a single company can own was relaxed by amendments to the Communications Act enacted in 1996, and broadcast companies are now permitted to own an unlimited number of television stations as long as the combined service areas of such stations do not include more than 35% of the U.S. population. The broadcast networks are urging Congress and the FCC to raise this limit to 50%, but those efforts are opposed by others in the industry, including the network affiliate associations and the National Association of Broadcasters. The Company is unable to determine what impact the various rule changes and other matters described in this paragraph may ultimately have on the Company's television broadcasting operations.

                            CABLE TELEVISION DIVISION

        At the end of 1999 the Company (through its Cable One subsidiary) provided basic cable service to approximately 740,000 subscribers (representing about 72% of the 1,025,800 homes passed by the systems) and had in force more than 423,000 subscriptions to premium program services.

        During 1999 the Company purchased several small cable television systems serving an aggregate of 10,300 subscribers.

        The Company's cable systems are located in 18 Midwestern, Southern and Western states and typically serve smaller communities: thus 21 of the Company's current systems pass fewer than 10,000 dwelling units, 14 pass 10,000-25,000 dwelling units, and 17 pass more than 25,000 dwelling units, of which the two largest are in Modesto and Santa Rosa, California (each of which serves more than 50,000 subscribers). The largest cluster of systems (which together serve about 92,000 subscribers) is located on the Gulf Coast of Mississippi.

        On March 23, 2000, the Company announced that its Cable One subsidiary had reached an agreement in principle with a unit of AT&T pursuant to which Cable One would exchange its Modesto and Santa Rosa cable systems for AT&T cable systems serving the communities of Bose, Idaho Falls, Twins Falls, Pocatello and Lewiston, Idaho, and the communities of Ontario, Oregon and Smithfield, Utah. In a related transaction, Cable One would sell its Greenwood, Indiana cable system to a joint venture in which AT&T has an interest. If consummated, these transactions would increase by approximately 26,000 the number of cable subscribers being served by the Company's cable systems.

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

        The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") requires or authorizes the imposition of a wide range of regulations on cable television operations. The three major areas of regulation are (i) the rates charged for certain cable television services, (ii) required carriage ("must carry") of some local broadcast stations, and (iii) retransmission consent rights for commercial broadcast stations.

        Among other things, the Telecommunications Act of 1996 altered the preexisting regulatory environment by expanding the definition of "effective competition" (a condition that precludes any regulation of the rates charged by a cable system), relaxing cost-of-service rules, raising the threshold for FCC investigations of rate complaints, and terminating rate regulation for some small cable systems. For cable systems that do not fall within the effective-competition or small-system exemptions (including all of the cable systems owned by the Company), monthly subscription rates for the basic tier of cable service (i.e. the tier that includes the signals of local over-the-air stations and any public, educational or governmental channels required to be carried under the applicable franchise agreement) may be regulated by municipalities, subject to procedures and criteria established by the FCC. Rates charged by cable television systems for pay-per-view service, for per-channel premium program services and for advertising are all exempt from regulation. The FCC's authority to regulate the rates charged for optional tiers of service expired on March 31, 1999.

        In April 1993 the FCC adopted a "freeze" on rate increases for regulated services (i.e. the basic and, prior to March 1999, optional tiers). Later that year the FCC promulgated benchmarks for determining the reasonableness of rates for such services. The benchmarks provided for a percentage reduction in the rates that were in effect when the benchmarks were announced. Under the FCC's approach cable operators may exceed the benchmarks if they can show in a cost-of-service proceeding that higher rates are needed to earn a reasonable return on investment, which the Commission established in March 1994 to be 11.25%. Also, the FCC has adopted so-called "going forward" rules which permit cable operators to increase their benchmarked rates for regulated services when new channels are added and to offset the effects of inflation, equipment upgrades, and higher programming, franchising and regulatory fees.

        Pursuant to the "must-carry" requirements of the 1992 Cable Act, a commercial television broadcast station may, under certain circumstances, insist on carriage of its signal on cable systems located within the station's market area, while a noncommercial public station may insist on carriage of its signal on cable systems located within either the station's predicted Grade B signal contour or 50 miles of the station's transmitter. As a result of these obligations (the constitutionality of which has been upheld by the U.S. Supreme Court) certain of the Company's cable systems have had to carry broadcast stations that they might not otherwise have elected to carry, and the freedom the Company's systems would otherwise have to drop signals previously carried has been reduced.

        At three-year intervals beginning in October 1993 commercial broadcasters have had the right to forego must-carry rights and insist instead that their signals not be carried without their prior consent. Before October 1993 some of the broadcast stations carried by the Company's cable television systems opted for retransmission consent and initially took the position that they would not grant consent without commitments by the Company's systems to make cash payments. As a result of case-by-case negotiations, the Company's cable systems were able to continue carrying virtually all of the stations insisting on retransmission consent without having to agree to pay any stations for the privilege of carrying their signals. However some commitments were made to carry other program services offered by a station or an affiliated company, to provide advertising availabilities on cable for sale by a station and to distribute promotional announcements with respect to a station. Many of these agreements between broadcast stations and the Company's cable systems expired at the end of 1999 and the expired agreements were replaced by new agreements having comparable terms.

        The FCC is continuing to consider the extent to which the must-carry and retransmission consent requirements described above will apply to broadcasters' DTV operations. Such an extension of must-carry requirements could result in the Company's cable systems being required to delete some existing programming to make room for broadcasters' DTV channels.

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

        The Copyright Act of 1976 grants to cable television systems, under certain terms and conditions, the right to retransmit the signals of television stations pursuant to a compulsory copyright license. Those terms and conditions include the payment of certain license fees set forth in the statute or established by subsequent administrative regulations. The compulsory license fees have been increased on several occasions since this Act went into effect. In 1994 the availability of the compulsory copyright license was extended to "wireless cable" and direct broadcast satellite ("DBS") operators, although in the latter case the license right was limited to stations whose over-the-air signal was not available at the subscriber's location. However in November 1999 Congress enacted the Satellite Home Viewer Improvement Act, which extends the compulsory copyright license to DBS operators who wish to distribute the signals of local television stations to satellite subscribers in the markets served by such stations. This Act continued the other restrictions contained in the original compulsory license for DBS operators, which permit the signal of a distant network-affiliated station to be distributed only in areas where subscribers cannot receive an over-the-air signal of another station affiliated with the same network.

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

        The Telecommunications Act of 1996 balances this grant of video authority to telephone companies by removing regulatory barriers to the offering of telephone services by cable companies and others. The Act preempts state and local laws that have barred local telephone competition in some states. In addition, the Act requires local telephone companies to permit cable companies and other competitors to connect with the telephone network and requires telephone companies to give competitors access to the essential features and functionalities of the local telephone network (such as switching capability, signal carriage from the subscriber's residence to the switching center, and directory assistance) on an unbundled basis. As an alternative method of providing local telephone service, the Act permits cable companies and others to purchase telephone service on a wholesale basis and then resell it to their subscribers.

        During the past several years, the FCC has adopted various rule changes intended to facilitate the development of so-called "wireless cable," a video service that is capable of distributing approximately 30 television channels in a local area by over-the-air microwave transmission using analog technology and a greater number of channels using digital compression technologies. Moreover, in late 1998 the FCC began issuing licenses for a new digital wireless cable service which will utilize up to 1,300 megahertz of spectrum in the 28 and 31 gigahertz bands and is intended to provide large numbers of video channels as well as voice and data transmission services. Wireless cable services are not required to obtain franchises from local governmental authorities and generally operate under fewer regulatory requirements than conventional cable television systems.

        In October 1999 the FCC amended its cable ownership rule, which governs the number of subscribers an owner of cable systems may reach on a national basis. Before revision, this rule provided that a single company could not serve more than 30% of potential cable subscribers (or "homes passed" by cable) nationwide. The revised rule allows a cable operator to provide service to 30% of all actual subscribers to cable, satellite and other competing services nationwide, rather than to 30% of homes passed by cable. This revision has the effect of increasing the number of communities that can be served by a single cable operator and may result in more consolidation in the cable industry.

        A case is pending before the U.S. Court of Appeals for the Ninth Circuit which challenges agreements between certain cable operators and Internet service providers under which the cable operators can only offer Internet access to their subscribers through the selected Internet service provider. The Company does not, at this time, have any such arrangements. If this challenge is successful, however, the Company may have less flexibility in using its cable systems to offer Internet access to subscribers.

        Litigation also is pending in various courts in which prohibitions on cable television operations without a franchise and various franchise requirements are being challenged as unlawful under the First Amendment, the antitrust laws and on other grounds. If successful, such litigation could facilitate the development of duplicative cable facilities that would compete with existing cable systems.

        The regulation of certain cable television rates pursuant to the authority granted to the FCC has negatively impacted the revenues of the Company's cable systems. The Company is unable to predict what effect the other matters discussed above may ultimately have on its cable television business.

                               MAGAZINE PUBLISHING

NEWSWEEK

        Newsweek is a weekly news magazine published both domestically and internationally by Newsweek, Inc., a subsidiary of the Company. In gathering, reporting and writing news and other material for publication, Newsweek maintains news bureaus in 9 U.S. and 12 foreign cities.

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

        Newsweek is sold on newsstands and through subscription mail order sales derived from a number of sources, principally direct mail promotion. The basic one-year subscription price is $41.08. Most subscriptions are sold at a discount from the basic price. In April 1999, Newsweek's newsstand price was increased from $2.95 per copy (which price had been in effect since 1992) to $3.50 per copy.

        The total number of Newsweek's domestic advertising pages and gross domestic advertising revenues as reported by Publishers' Information Bureau, Inc., together with Newsweek's percentages of the total number of advertising pages and total advertising revenues of the three leading weekly news magazines, for the past five years have been as follows:

                                      PERCENTAGE
                                          OF
                                         THREE       NEWSWEEK
                          NEWSWEEK      LEADING        GROSS         PERCENTAGE OF
                         ADVERTISING     NEWS       ADVERTISING     THREE LEADING
                           PAGES*      MAGAZINES     REVENUES*      NEWS MAGAZINES
                           ------      ---------     ---------      --------------
1995..................      2,279        34.1%     $328,886,000           34.9%
1996..................      2,520        36.6%      381,621,000           37.0%
1997..................      2,633        35.4%      406,324,000           35.1%
1998..................      2,472        34.4%      393,168,000           33.8%
1999..................      2,567        33.5%      432,701,000           32.8%

------------------
          * Advertising pages and gross advertising revenues are those reported by Publishers' Information Bureau, Inc. PIB computes gross advertising revenues from basic one-time rates and the number of advertising pages carried. PIB figures therefore materially exceed actual gross advertising revenues, which reflect lower rates for multiple insertions. Net revenues as reported in the Company's Consolidated Statements of Income also exclude agency fees and cash discounts, which are included in the gross advertising revenues shown above. Page and revenue figures exclude affiliated advertising.

        Newsweek's advertising rates are based on its average weekly circulation rate base and are competitive with the other weekly news magazines. Effective with the January 11, 1999 issue, national advertising rates were increased by an average of 4.0%. Beginning with the issue dated January 10, 2000, national advertising rates were increased again, also by an average of 4.0%.

        Newsweek Business Plus, which is published 39 times a year, is a demographic edition of Newsweek distributed to high-income professional and managerial subscribers and subscribers in zip-code-defined areas. Advertising rates for this edition were increased an average of 8.0% in January 1999 and by an additional 4.0% in January 2000. The circulation rate base for this edition was increased from 1,000,000 to 1,200,000 copies at the beginning of 1999.

        Newsweek's other demographic edition, Newsweek Woman, which was published 12 times during 1999, is distributed to selected female subscribers. At the beginning of 1999 advertising rates for this edition were increased by an average of 14.3% and the circulation rate base was increased from 700,000 to 800,000 copies. Early in 2000 advertising rates were increased by an additional 4.0%.

        Internationally, Newsweek is published in an Atlantic edition covering the British Isles, Europe, the Middle East and Africa, a Pacific edition covering Japan, Korea and Southeast Asia, and a Latin American edition, all of which are in the English language. Editorial copy solely of domestic interest is eliminated in the international editions and is replaced by other international, business or national coverage primarily of interest abroad.

        Since 1984 a section of Newsweek articles has been included in The Bulletin, an Australian weekly news magazine which also circulates in New Zealand. A Japanese-language edition of Newsweek, Newsweek Nihon Ban, has been published in Tokyo since 1986 pursuant to an arrangement with a Japanese publishing company which translates editorial copy, sells advertising in Japan and prints and distributes the edition. Newsweek Hankuk Pan, a Korean-language edition of Newsweek, began publication in 1991 pursuant to a similar arrangement with a Korean publishing company. Since 1996 Newsweek en Espanol, a Spanish-language edition of Newsweek distributed in Latin America, has been published under an agreement with a Miami-based publishing company which translates editorial copy, prints and distributes the edition and jointly sells advertising with Newsweek. Also, a Russian-language newsweekly modeled after Newsweek has been published since 1996 pursuant to licensing and advisory agreements entered into by Newsweek with a Russian publishing and broadcasting company. This magazine includes selected stories translated from Newsweek's various U.S. and foreign editions and is called Itogi (which means "summing-up" in Russian).

        The average weekly circulation rate base, advertising pages and gross advertising revenues of Newsweek's international editions (not including The Bulletin insertions or the foreign-language editions of Newsweek) for the past five years have been as follows:

                         AVERAGE WEEKLY                        GROSS
                          CIRCULATION     ADVERTISING       ADVERTISING
                           RATE BASE         PAGES*          REVENUES*
                           ---------         ------          ---------
1995..................      640,000          2,502        $90,968,000
1996..................      642,000          2,446         92,638,000
1997..................      657,000          2,287         89,330,000
1998..................      660,000          2,120         83,051,000
1999..................      660,000          2,492         90,023,000

-------------------
        * Advertising pages and gross advertising revenues are those reported by CMR International. CMR computes gross advertising revenues from basic one-time rates and the number of advertising pages carried. CMR figures therefore materially exceed actual gross advertising revenues, which reflect lower rates for multiple insertions. Net revenues as reported in the Company's Consolidated Statements of Income also exclude agency fees and cash discounts, which are included in the gross advertising revenues shown above. Page and revenue figures exclude affiliated advertising.

        For 2000 the average weekly circulation rate base for Newsweek's English-language international editions (not including The Bulletin insertions) will be 663,000 copies. Newsweek's rate card estimates the average weekly circulation in 2000 for The Bulletin insertions will be 85,000 copies and for the Japanese-, Korean-, Russian- and Spanish-language editions will be 130,000, 90,000, 85,000 and 50,000 copies, respectively.

        Newsweek has produced a weekly news magazine for online distribution since 1994 and in October 1998 launched newsweek.com, an Internet version of Newsweek. This Internet magazine supplements Newsweek's print edition with daily news updates and other features, and is being produced by Washingtonpost.Newsweek Interactive Company, another subsidiary of the Company.

        In December 1999 Newsweek purchased Arthur Frommer's Budget Travel magazine and related assets (including a monthly newsletter). Launched in early 1998 as a quarterly, this magazine is now published six times a year and has a current circulation of 350,000 copies. Budget Travel is headquartered in New York City and has its own editorial staff.

        In August 1996 the United States Food and Drug Administration issued final rules designed to restrict the marketing of tobacco products to minors. These rules, which among other things would have limited advertising for tobacco products in print publications whose youth readership exceeds certain levels to black and white, text-only "tombstone" ads, were scheduled to go into effect in August 1997. Shortly before the effective date, a U.S. District Court in North Carolina held that the FDA's proposed advertising rules exceeded its authority and stayed the application of those rules. In August 1998 the U.S. Court of Appeals for the Fourth Circuit ruled more broadly that the FDA has no jurisdiction to regulate tobacco products and subsequently denied the FDA's request for a rehearing. The United States Supreme Court granted the FDA's certiorari petition in this case and on March 21, 2000, affirmed the decision of the Court of Appeals. On the legislative front, proposals remain pending in Congress which would deny the tobacco industry the ability to treat advertising as a tax-deductible expense. The Company cannot now predict what actions may eventually be taken to restrict tobacco advertising. However such advertising accounts for only about 1% of Newsweek's operating revenues and negligible revenues at The Washington Post and the Company's other publications. Moreover, Federal law has prohibited the carrying of advertisements for cigarettes and smokeless tobacco by commercial radio and television stations for many years. Thus the Company believes that any restrictions on tobacco advertising which may eventually be put into effect would not have a material adverse effect on Newsweek or on any of the Company's other business operations.

POST-NEWSWEEK BUSINESS INFORMATION

        The Company's Post-Newsweek Business Information, Inc. subsidiary publishes controlled-circulation trade periodicals and produces trade shows for the information technology industry.

        PNBI's Government Group publishes Washington Technology, a biweekly tabloid newspaper for government information technology systems integrators, Government Computer News, a tabloid newspaper published 32 times per year serving government managers who buy information technology products and services, GCN State & Local, a monthly tabloid newspaper for state and local information technology buyers, and GCN Shopper, a tabloid newspaper published six times per year providing information technology product reviews and other buying information for government managers. Washington Technology, Computer Government News, GCN State & Local, and GCN Shopper have circulations of about 40,000, 87,000, 55,000, and 120,000 copies, respectively. Also part of PNBI's Government Group is the FOSE trade show, held each spring in Washington, D.C. for information technology decision makers in government and industry.

        PNBI also publishes Washington Techway, a biweekly news magazine with a circulation of 30,000 copies that addresses the needs of the private-sector technology business community in the Washington region, and the IT Almanac, an annual directory of technology industry executives. In addition, PNBI is the sponsor of the annual Greater Washington High Technology Awards Banquet, which is held each May in Washington, D.C. for over 1,200 technology executives.

        PNBI provides companion Internet sites for its various publications and the FOSE trade show, and also operates Newsbytes News Network, a newswire service that electronically distributes about 80 news stories per day about the information technology, personal computer, telecommunications and related industries to newspapers, magazines, online services and other subscribers around the world.

                         EDUCATIONAL AND CAREER SERVICES

        Kaplan, Inc., a subsidiary of the Company, provides an extensive range of educational services for children, students and professionals. Kaplan's historical focus on test preparation has been expanded as new educational and career services businesses have been acquired or initiated.

        Through its Test Preparation and Admissions Division, Kaplan prepares students for a broad range of admissions and licensing examinations including the SAT's, LSAT's, GMAT's, MCAT's, GRE's, and nursing and medical boards. This business can be subdivided into four categories: Pre-college (serving primarily high school students preparing for the SAT's and ACT's); Graduate (serving college students and professionals, primarily with preparation for admission tests to graduate, medical and law schools); Licensure (serving medical and accounting professionals preparing for licensing exams); and English Language Training (serving foreign students and professionals wishing to study or work in the U.S.). During 1999 this division of Kaplan enrolled over 150,000 students and provided courses at 150 permanent centers located throughout the United States and in Canada, Puerto Rico and London. In the fall of 1999, Kaplan launched kaptest.com, making Kaplan's test preparation and admissions courses available to students via the Internet. In addition, Kaplan licenses material for certain of these courses to third parties who during 1999 offered such courses at 35 centers located in 17 countries.

        The Test Preparation and Admissions Division also includes Kaplan's publishing activities. Kaplan currently co-publishes over 100 book titles in the areas of test preparation, admissions, career guidance and life skills through a joint venture with Simon & Schuster, and also develops educational software for the K through 12 retail and school markets which is sold through arrangements with third parties who are responsible for production and distribution. Kaplan also produces two college and career newsstand guides in conjunction with Newsweek.

        Kaplan's Professional Division offers educational services for corporations and for individuals seeking to advance their careers. This division includes Dearborn Publishing, a provider of pre-licensing training and continuing education for securities, insurance and real estate professionals; Perfect Access, a provider of software education and consulting services to law firms and businesses; Schweser's Study Program (acquired in 1999), a provider of materials aimed at preparing individuals for the Chartered Financial Analyst examination; and Self Test Software (also acquired in 1999), a provider of preparation services for software proficiency certification examinations.

        Kaplan's Score Learning Division offers computer-based learning and individualized tutoring for children, as well as educational resources for parents, through three businesses. In 1999, the center-based business, which provides educational after-school enrichment services, opened its 100th center and served 40,000 students, up from 68 centers and 20,000 students in 1998. Score's services are provided in facilities separate from Kaplan's test preparation centers due to differing configuration and equipment requirements. SCORE! Prep serves high school students with one-on-one, in-home tutoring for standardized tests and academic subjects. eSCORE.com, which began operations in early 2000, offers skills assessments, online workshops and other educational resources to help parents provide appropriate learning opportunities for their children.

        KaplanCollege.com is a distance learning unit specializing in professional and higher education. In 1999 it offered degree or certificate correspondence programs to 8,000 students in the fields of paralegal studies, legal nurse consulting, and criminal justice. KaplanCollege.com, which anticipates providing some of these programs on the Internet later in 2000, also includes Concord School of Law, the nation's first online law school, which offers juris doctor degrees wholly online. At year-end 1999, 250 students were enrolled in Concord. Concord has received operating approval from the California Bureau of Private Post-Secondary and Vocational Education and has complied with the registration requirements of the State Bar of California; graduates are, therefore, able to apply for admission to the California Bar.

        Kaplan also owns an equity interest in BrassRing Inc., an Internet-based career-assistance and hiring management company which was formed in September 1999. In connection with that formation, Kaplan contributed its career fair business and HireSystems (a provider of Web-based resume and hiring management services), while the other owners contributed cash and, in the case of the Tribune Company, related businesses. Initially, BrassRing was 54% owned by Kaplan, 36% by the Tribune Company, and 10% by the venture capital firm Accel Partners. On March 10, 2000, BrassRing acquired the Internet recruitment service and high-tech career fair businesses of the Westech subsidiary of Central Newspapers, Inc. As a result of this transaction, Central Newspapers acquired a 23.2% ownership interest in BrassRing, while the interests of Kaplan, Tribune and Accel were reduced to 41.6%, 27.5% and 7.7%, respectively. BrassRing has advised the Company that, subject to prevailing market conditions, it currently plans to register and sell shares of its common stock in an initial public offering later in the year.

                                OTHER ACTIVITIES

LEGI-SLATE

        During 1999, the Company's Legi-Slate, Inc. subsidiary disposed of substantially all its assets and discontinued operations. Legi-Slate had provided electronic database services focusing on the legislative and regulatory activities of the United States government.

 INTERNATIONAL HERALD TRIBUNE

        The Company beneficially owns 50% of the outstanding common stock of the International Herald Tribune, S.A.S., a French company which publishes the International Herald Tribune in Paris, France. This English-language newspaper has an average daily paid circulation of almost 235,000 copies and is distributed in over 180 countries.

                          PRODUCTION AND RAW MATERIALS

        Early in 1999 the Company completed a $230 million capital investment program consisting of the expansion of The Washington Post's printing plant in Fairfax County, Virginia, the construction of a new printing plant in Prince George's County, Maryland, and the replacement of all the newspaper's printing presses. The eight new presses installed in connection with this program have allowed The Post to expand its use of color significantly and also have enhanced its ability to zone editorial content and advertising.

        All editions of The Herald and The Enterprise Newspapers are produced at The Daily Herald Company's plant in Everett, Washington. The Gazette Newspapers are printed at the commercial printing facility owned by The Gazette Newspapers, Inc.

        Newsweek's domestic edition is produced by three independent contract printers at five separate plants in the United States; advertising inserts and photo-offset films for the domestic edition are also produced by independent contractors. The international editions of Newsweek are printed in England, Hong Kong, Singapore, Switzerland, the Netherlands, South Africa and Hollywood, Florida; insertions for The Bulletin are printed in Australia. Since 1997 Newsweek and a subsidiary of Time Warner Inc. have used a jointly owned company based in England to provide production and distribution services for the Atlantic editions of both Newsweek and Time. Budget Travel is produced by one of the independent contract printers that also prints Newsweek's domestic edition.

        All Post-Newsweek Business Information publications are produced by independent contract printers.

        In 1999 The Washington Post consumed about 240,000* tons of newsprint purchased from a number of suppliers, including Bowater Incorporated, which supplied approximately 33% of The Post's 1999 newsprint requirements. Although in prior years some of the newsprint The Post purchased from Bowater Incorporated typically was provided by Bowater Mersey Paper Company Limited, 49% of the common stock of which is owned by the Company (the majority interest being held by a subsidiary of Bowater Incorporated), during 1999 none of the newsprint consumed by The Post came from that source. Bowater Mersey owns and operates a newsprint mill near Halifax, Nova Scotia, and owns extensive woodlands that provide part of the mill's wood requirements. In 1999 Bowater Mersey produced about 260,000 tons of newsprint.

        The announced price of newsprint (excluding discounts) was approximately $750 per ton throughout 1999. Discounts from the announced price of newsprint can be substantial and prevailing discounts increased during the first half of the year but declined during the second half. The Post believes it has adequate newsprint available through contracts with its various suppliers. Over 90% of the newsprint used by The Post includes some recycled content. The Company owns 80% of the stock of Capitol Fiber Inc., which handles and sells to recycling industries old newspapers and other paper collected in Washington, D.C., Maryland and northern Virginia.

        In 1999 the operations of The Daily Herald Company and The Gazette Newspapers, Inc. consumed approximately 9,400 and 14,000 tons of newsprint, respectively, which was obtained in each case from various suppliers. Approximately 80% of the newsprint used by The Daily Herald Company and 50% of the newsprint used by The Gazette Newspapers, Inc. includes some recycled content.

        The domestic edition of Newsweek consumed about 34,900 tons of paper in 1999, the bulk of which was purchased from eight major suppliers. The current cost of body paper (the principal paper component of the magazine) is approximately $1,010 per ton.

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

                                   COMPETITION

        The Washington Post competes in the Washington, D.C. metropolitan area with The Washington Times, a newspaper which has published weekday editions since 1982 and Saturday and Sunday editions since 1991. The Post also encounters competition in varying degrees from newspapers published in suburban and outlying areas, other nationally circulated newspapers, and from television, radio, magazines and other advertising media, including direct mail advertising. Since 1997 The New York Times has produced a Washington Edition which is printed locally and includes television channel


----------
     * All references in this report to newsprint tonnage and prices refer to short tons (2,000) and not to metric tons (2,204.6 pounds) which are often used in newsprint price quotations.

listings and weather for the Washington, D.C. area. The New York Times had previously been available in retail outlets and by home delivery in the Washington, D.C. area for many years, during which time the papers were printed at The Time's New York-area plant and trucked to local distributors.

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

        The circulation of The Gazette Newspapers is limited to Montgomery and Frederick Counties and parts of Prince George's and Carroll Counties, Maryland (areas where The Washington Post also circulates). The Gazette Newspapers compete in varying degrees with many advertising vehicles available in their service areas, including The Potomac and Bethesda/Chevy Chase Almanacs, The Western Montgomery Bulletin, and The Bowie Blade, weekly controlled-circulation community newspapers, The Montgomery Sentinel, a weekly paid-circulation community newspaper, The Prince George's Sentinel, a weekly controlled-circulation community newspaper (which also has a weekly paid-circulation edition), The Montgomery and Prince George's Journals, daily paid-circulation community newspapers, and The Frederick News-Post, a daily paid-circulation community newspaper.

        Washingtonpost.Newsweek Interactive faces competition from many other Internet services as well as from alternative methods of delivering news and information. In addition, Internet-based services are carrying increasing amounts of advertising and over time such services could adversely affect the Company's print publications and television broadcasting operations, all of which rely on advertising for the majority of their revenues. Several companies are offering online services containing information and advertising tailored for specific metropolitan areas, including the Washington, D.C. metropolitan area. Digital Cities (a subsidiary of America Online) produces DigitalCity Washington, which is part of AOL's nationwide network of local online sites. Other popular Internet sites, such as those of Yahoo! and Netscape Netcenter offer their own version of a local, D.C.-area guide. In addition, since 1997 Bell Atlantic has offered a yellow pages service on the Internet which includes information of local interest as well as a nationwide residential white pages directory, and Big Yellow, an electronic directory of 16 million businesses across the United States. National online classified advertising is becoming a particularly crowded field, with competitors such as Yahoo! and eBay aggregating large volumes of content into a national classified database covering a broad range of product lines. Other competitors are focusing on vertical niches in specific content areas: CarPoint and Autobytel.com, for example, aggregate national car listings; Realtor.com aggregates national real estate listings; and Monster.com, CareerBuilder, and CareerMosaic aggregate employment listings.

        The Company's television stations compete for audiences and advertising revenues with television and radio stations and cable television systems serving the same or nearby areas, with direct broadcast satellite services and to a lesser degree with other media such as newspapers and magazines. Both independent stations and stations affiliated with the Fox Network, the United Paramount Network and the Warner Brothers Network are becoming increasingly competitive. Cable television systems operate in substantial portions of the Company's broadcast markets where they compete for television viewers by importing out-of-market television signals and by distributing pay-cable, advertiser-supported and other programming that is originated for cable systems. In addition, direct broadcast satellite ("DBS") services provide nationwide distribution of television programming (including in some cases pay-per-view programming and programming packages unique to DBS) using small receiving dishes and digital transmission technologies. In November 1999, Congress passed the Satellite Home Viewer Improvement Act, which gives DBS operators the ability to distribute the signals of local television stations to subscribers in the stations' local market area ("local-into-local" service), although beginning in April 2000 the DBS operator must obtain the consent of each local television station included in such a service. The Company's television stations in Miami, Detroit, Houston and Orlando currently are being distributed locally by satellite. By January 1, 2002, DBS providers that offer local-into-local service will be required to carry all full-power television stations in the markets in which they have chosen to provide this service. The FCC is in the process of implementing the retransmission consent provisions of this Act, as well as other provisions that require certain program-exclusivity rules applicable to cable television to be applied to DBS providers. This Act also continues restrictions on the transmission of distant network stations by DBS operators. Under these restrictions, DBS operators are prohibited from distributing the signals of any network-affiliated television station except in areas where the over-the-air signal of the same network's local affiliate is not available. Several lawsuits were filed beginning in late 1996 in which plaintiffs (including all four major broadcast networks and network-affiliated stations including one of the Company's Florida stations) alleged that certain DBS operators had not been complying with this restriction. The plaintiffs have entered into a settlement with DBS operator DirecTV, under which it will discontinue distant-network service to certain subscribers and alter the method by which it determines eligibility for this service. Litigation against DBS operator Echostar is continuing. The Satellite Home Viewer Improvement Act also provides that certain distant-network subscribers whose service would have been discontinued as a result of this litigation will continue to have access to distant-network service for a five-year period, and requires the FCC to reconsider the computer model by which DBS providers predict eligibility for distant-signal service and to make recommendations to Congress on whether the technical standard for eligibility should be changed by subsequent legislation. In addition to the matters discussed above, the Company's television stations may also become subject to increased competition from low-power television stations, wireless cable services, satellite master antenna systems (which can carry pay-cable and similar program material) and prerecorded video programming. Further, the deployment of digital and other improved television technologies may enhance the ability of some of these other video providers to compete more effectively for viewers with the local television broadcasting stations owned by the Company.

        Cable television systems operate in a highly competitive environment. In addition to competing with the direct reception of television broadcast signals by the viewer's own antenna, such systems (like existing television stations) are subject to competition from various other forms of television program delivery. In particular, DBS services (which are discussed in more detail in the preceding paragraph) have been growing rapidly and are now a significant competitive factor. The ability of DBS operators to provide local-into-local service (as described above) is expected to increase competition between cable and DBS operators in markets where local-into-local service is provided. DBS operators are not required to provide local-into-local service, and some smaller markets may not receive this service for several years. However, legislation is pending before Congress that would provide loan guarantees to companies intending to offer local-into-local service in smaller communities, and DBS operators have stated that they intend to provide this service in a greater number of markets in the future. Local-into-local service is not yet offered in most markets in which the Company provides cable television service, but such services could be launched by DBS operators at any time. The Company's cable television systems also compete with wireless cable services in a number of their markets and may face additional competition from such services in the future. Moreover, the Telecommunications Act of 1996 permits telephone companies to own and operate cable television systems in the same areas where they provide telephone services and thus may lead to the provision of competing program delivery services by local telephone companies.

        According to figures compiled by Publishers' Information Bureau, Inc., of the 243 magazines reported on by the Bureau, Newsweek ranked seventh in total advertising revenues in 1999, when it received approximately 2.8% of all advertising revenues of the magazines included in the report. The magazine industry is highly competitive both within itself and with other advertising media which compete for audience and advertising revenue.

        Post-Newsweek Business Information's publications and trade show compete with many other advertising vehicles and sources of similar information.

        Kaplan competes in each of its test preparation product lines with a variety of regional and national test preparation businesses, as well as with individual tutors and in-school preparation for standardized tests. Kaplan's Score Learning subsidiary competes with other regional and national learning centers, individual tutors and other educational e-commerce businesses which target parents and students. Kaplan's Professional Division competes with other companies which provide alternative or similar professional training, test-preparation and consulting services. KaplanCollege.com competes with both facilities-based and other distance learning providers of similar educational services, including not-for-profit colleges and universities and for-profit businesses.

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

        Donald E. Graham, age 54, has been Chairman of the Board of the Company since September 1993 and Chief Executive Officer of the Company since May 1991. Mr. Graham served as President of the Company from May 1991 until September 1993 and prior to that had been a Vice President of the Company for more than five years. Mr. Graham also is Publisher of The Washington Post, having occupied that position since 1979.

        Katharine Graham, age 82, is Chairman of the Executive Committee of the Company's Board of Directors. Mrs. Graham previously served as Chairman of the Board of the Company from 1973 until September 1993 and as the Company's Chief Executive Officer from 1973 until May 1991.

        Diana M. Daniels, age 50, has been Vice President and General Counsel of the Company since November 1988 and Secretary of the Company since September 1991. Ms. Daniels served as General Counsel of the Company from January 1988 to November 1988 and prior to that had been Vice President and General Counsel of Newsweek, Inc. since 1979.

        Beverly R. Keil, age 53, has been a Vice President of the Company since 1986; from 1982 through 1985 she was the Company's Director of Human Resources.

        John B. Morse, Jr., age 53, has been Vice President-Finance of the Company since November 1989. He joined the Company as Vice President and Controller in July 1989, and prior to that had been a partner of Price Waterhouse.

                                    EMPLOYEES

        The Company and its subsidiaries employ approximately 9,010 persons on a full-time basis.

        The Washington Post has approximately 2,900 full-time employees. About 1,880 of The Post's full-time employees and about 610 part-time employees are represented by one or another of nine unions. Collective bargaining agreements are currently in effect with locals of the following unions covering the full-time and part-time employees and expiring on the dates indicated: 1,509 editorial, newsroom and commercial department employees represented by the Communication Workers of America (May 18, 2002); 105 paperhandlers and general workers represented by the Graphic Communications Union (June 1, 2000); 48 machinists represented by the International Association of Machinists (January 13, 2001); 46 photoengravers-platemakers represented by the Graphic Arts International Union (February 17, 2001); 31 electricians represented by the International Brotherhood of Electrical Workers (June 17, 2001); 103 building service employees represented by the Service Employees International Union (April 30, 2001); 40 engineers, carpenters and painters represented by the International Union of Operating Engineers (March 31, 2002); 122 typographers represented by the Communications Workers of America (October 2, 2000); and 337 mailers and 142 mailroom helpers represented by the Communications Workers of America (May 18, 2003).

        Of the approximately 300 full-time and 95 part-time employees at The Daily Herald Company, about 75 full-time and 15 part-time employees are represented by one or another of three unions. The newspaper's collective bargaining agreement with the Graphic Communications International Union, which represents press operators, expired on March 15, 2000, and a new agreement is currently being negotiated. Its agreement with the International Brotherhood of Teamsters, which represents bundle haulers, will expire on May 31, 2001. The newspaper's agreement with the Communications Workers of America, which represents printers and mailers, will expire on October 31, 2001.

        Newsweek has approximately 740 full-time employees (including about 155 editorial employees represented by the Communications Workers of America under a collective bargaining agreement which will expire in December 2003).

        The Company's broadcasting operations have approximately 975 full-time employees, of whom about 245 are union-represented. Of the eight collective bargaining agreements covering union-represented employees, one has expired with Company implementing its last offer after the parties reached an impasse in negotiations. One other collective bargaining agreement will expire in 2000.

        The Company's Cable Television Division has approximately 1,340 full-time employees. Kaplan and its subsidiary companies together employ approximately 1,900 persons on a full-time basis (which number does not include substantial numbers of part-time employees who serve in instructional and clerical capacities). The Gazette Newspapers, Inc. has approximately 390 full-time and 85 part-time employees. Robinson Terminal Warehouse Corporation (the Company's newsprint warehousing and distribution subsidiary), Post-Newsweek Business Information and Washingtonpost.Newsweek Interactive each employ fewer than 250 persons. None of these units' employees is represented by a union.

                           FORWARD-LOOKING STATEMENTS

        All public statements made by the Company and its representatives which are not statements of historical fact, including certain statements in this Annual Report on Form 10-K and in the Company's 1999 Annual Report to Stockholders, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include comments about the Company's business strategies and objectives, the prospects for growth in the Company's various business operations, and the Company's future financial performance. As with any projection or forecast, forward-looking statements are subject to various risks and uncertainties that could cause actual results or events to differ materially from those anticipated in such statements. In addition to the various matters discussed elsewhere in this Annual Report on Form 10-K (including the financial statements and other items filed herewith), specific factors identified by the Company that might cause such a difference include the following: changes in prevailing economic conditions, particularly in the specific geographic and other markets served by the Company; actions of competitors, including price changes and the introduction of competitive service offerings; changes in the preferences of readers, viewers and advertisers, particularly in response to the growth of Internet-based media; changes in communications and broadcast technologies; the effects of changing cost or availability of raw materials, including changes in the cost or availability of newsprint and magazine body paper; changes in the extent to which standardized tests are used in the admissions process by colleges and graduate schools; changes in the extent to which licensing or proficiency examinations are used to qualify individuals to pursue certain careers; changes in laws or regulations, including changes that affect the way business entities are taxed; and changes in accounting principles or in the way such principles are applied.

ITEM 2.  PROPERTIES.

        The Company owns the principal offices of The Washington Post in downtown Washington, D.C., including both a seven-story building in use since 1950 and a connected nine-story office building on contiguous property completed in 1972 in which the Company's principal executive offices are located. Additionally, the Company owns land on the corner of 15th and L Streets, N.W., in Washington, D.C., adjacent to The Washington Post office building. This land is leased on a long-term basis to the owner of a multi-story office building which was constructed on the site in 1982. The Company rents a number of floors in this building. The Company also owns and occupies a small office building on L Street which is next to The Post's downtown office building.

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

        The Gazette Newspapers, Inc. owns a two-story brick building that serves as headquarters for The Gazette Newspapers and a separate two-story brick building that houses its commercial printing business. It also owns a one-story brick building that formerly served as its headquarters and is under contract to be sold. All of these properties are located in Gaithersburg, Maryland. Satellite editorial and sales offices for The Gazette Newspapers are located in leased premises.

        The principal offices of Newsweek are located at 251 West 57th Street in New York City, where Newsweek rents space on nine floors. The lease on this space will expire in 2009 but is renewable for a 15-year period at Newsweek's option at rentals to be negotiated or arbitrated. Budget Travel's offices are also located in New York City where they occupy premises under a lease which expires in 2001. In 1997 Newsweek sold its Mountain Lakes, N.J. facility to a third party and leased back a portion of this building to house its accounting, production and distribution departments. The lease on this space will expire in 2007 but is renewable for two 5-year periods at Newsweek's option.

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

        Kaplan owns a six-story building located at 131 West 56th Street in New York City, which serves as an educational center primarily for foreign students, and a one-story building in Brooklyn, New York, which currently is for sale. Kaplan's principal educational center in New York City for other than international students is located at 16 Cooper Square, where Kaplan rents two floors under a lease expiring in 2013. Kaplan's distribution facilities have been consolidated in a 97,000 square foot warehouse in Aurora, Illinois which has been rented under a lease which expires in 2008. Kaplan's headquarters offices are located at 888 Seventh Avenue in New York City, where Kaplan rents space on three floors under a lease which expires in 2007. All other Kaplan facilities (including administrative offices and instructional locations) occupy leased premises.

        The offices of Washingtonpost.Newsweek Interactive are located in Arlington, Virginia. Post-Newsweek Business Information has its headquarters office in Vienna, Virginia and also maintains office space in Silver Spring, Maryland and San Francisco, California. The office space for each of these units is leased.

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

        The high and low sales prices of the Company's Class B Common Stock during the last two years were:

                                     1999                          1998
                                     ----                          ----
        Quarter                  High      Low                  High      Low
        -------                  ----      ---                  ----      ---
January - March..............    $ 595    $ 517                 $ 540    $ 462
April - June.................      582      510                   576      514
July - September.............      574      508                   606      493
October - December...........      586      490                   578      481

        During 1999 the Company repurchased 744,095 shares of its Class B Common Stock - 666,106 shares through an issuer tender offer at a price of $575 per share, and 77,989 shares in unsolicited transactions at prices no higher than the last sale price on the New York Stock Exchange. Of the total shares repurchased in 1999, 57,900 shares were included in trading volume reported on that year's consolidated tape and accounted for about 2% of such volume.

        At February 1, 2000, there were 23 holders of record of the Company's Class A Common Stock and 1,154 holders of record of the Company's Class B Common Stock.

        Both classes of the Company's Common Stock participate equally as to dividends. Quarterly dividends were paid at the rate of $1.30 per share during 1999 and $1.25 per share during 1998.

ITEM 6.  SELECTED FINANCIAL DATA.

        See the information for the years 1995 through 1999 contained in the table titled "Ten-Year Summary of Selected Historical Financial Data" which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 27 hereof (with only the information for such years to be deemed filed as part of this Annual Report on Form 10-K).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        See the information contained under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 27 hereof.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is exposed to market risk in the normal course of its business due primarily to its ownership of marketable equity securities which are subject to equity price risk and to its borrowing activities which are subject to interest rate risk.

                                Equity Price Risk

        The Company has common stock investments in several publicly traded companies (as discussed in Note C to the Company's consolidated Financial Statements) that are subject to market price volatility. The fair value of these common stock investments (most of which were acquired in the fourth quarter of fiscal 1998) totaled $203,012,000 at January 2, 2000.

        The following table presents the hypothetical change in the aggregate fair value of the Company's common stock investments in publicly traded companies assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the market price of each stock included therein:

       Value of Common Stock Investments             Value of Common Stock Investments
        Assuming Indicated Decrease in                 Assuming Indicated Increase in
              Each Stock's Price                             Each Stock's Price
  --------------------------------------------   -------------------------------------------
      -30%            -20%           -10%            +10%            +20%          +30%
  -------------   -------------  -------------   -------------   -------------  ------------
  $142,108,400    $162,409,600   $182,710,800    $223,313,200    $243,614,400   $263,915,600

        During the four quarters since the end of the Company's 1998 fiscal year, market price movements caused the aggregate fair value of the Company's common stock investments in publicly traded companies to change by approximately 20% in one quarter and by less then 10% in each of the other three quarters.

                               Interest Rate Risk

        At January 2, 2000, the Company had short-term commercial paper borrowings outstanding of $487,677,000 at an average interest rate of 6.4%. At January 3, 1999, the Company had commercial paper borrowings outstanding of $453,362,000 at an average interest rate of 5.4%. The Company is exposed to interest rate risk with respect to such borrowings since an increase in commercial paper borrowing rates would increase the Company's interest expense on its commercial paper borrowings. Assuming a hypothetical 100 basis point increase in its average commercial paper borrowing rates from those that prevailed during the Company's 1999 and 1998 fiscal years, the Company's interest expense would have been greater by approximately $1,400,000 in fiscal 1999 and by approximately $2,500,000 in fiscal 1998.

        The Company's long-term debt consists of $400,000,000 principal amount of 5.5% unsecured notes due February 15, 2009 (the "Notes"). At January 2, 2000, the aggregate fair value of the Notes, based upon quoted market prices, was $353,920,000. An increase in the market rate of interest applicable to the Notes would not increase the Company's interest expense with respect to the Notes since the rate of interest the Company is required to pay on the Notes is fixed, but such an increase in rates would affect the fair value of the Notes. Assuming, hypothetically, that the market interest rate applicable to the Notes was 100 basis points higher than the Notes' stated interest rate of 5.5%, the fair value of the Notes would be approximately $370,380,000. Conversely, if the market interest rate applicable to the Notes was 100 basis points lower than the Notes' stated interest rate, the fair value of the Notes would then be approximately $429,620,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        See the Company's Consolidated Financial Statements at January 2, 2000, and for the periods then ended, together with the report of PricewaterhouseCoopers LLP thereon and the information contained in Note N to said Consolidated Financial Statements titled "Summary of Quarterly Operating Results and Comprehensive Income (Unaudited)," which are included in this Annual Report on Form 10-K and listed in the index to financial information on page 27 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information contained under the heading "Executive Officers" in Item 1 hereof and the information contained under the headings "Nominees for Election by Class A Stockholders," "Nominees for Election by Class B Stockholders" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference thereto.

ITEM 11.  EXECUTIVE COMPENSATION.

        The information contained under the headings "Compensation of Directors," "Executive Compensation," "Retirement Plans," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Performance Graph" in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference thereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information contained under the heading "Stock Holdings of Certain Beneficial Owners and Management" in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information contained under the heading "Certain Relationships and Related Transactions" in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference thereto.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

              (i) Financial Statements and Financial Statement Schedules

                     As listed in the index to financial information on page 27 hereof.

              (ii) Exhibits

                     As listed in the index to exhibits on page 56 hereof.

        (b) REPORTS ON FORM 8-K.

               No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON MARCH 31, 2000.

                                            THE WASHINGTON POST COMPANY
                                                   (Registrant)

                                                By     John B. Morse, Jr.
                                                   -----------------------
                                                       John B. Morse, Jr.
                                                    Vice President-Finance

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 31, 2000:

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

     William J. Ruane                     Director

    Richard D. Simmons                    Director

     George W. Wilson                     Director


                                                  By  John B. Morse, Jr.
                                                    -----------------------
                                                      John B. Morse, Jr.
                                                       Attorney-in-Fact

        An original power of attorney authorizing Donald E. Graham, Katharine Graham and John B. Morse, Jr., and each of them, to sign all reports required to be filed by the Registrant pursuant to the Securities Exchange Act of 1934 on behalf of the above-named directors and officers has been filed with the Securities and Exchange Commission.

                         INDEX TO FINANCIAL INFORMATION
                                  ------------
                           THE WASHINGTON POST COMPANY

                                                                                                               Page
                                                                                                               ----
Financial Statements and Schedules:
     Report of Independent Accountants .....................................................................    28
     Consolidated Statements of Income for the Three Fiscal Years
        Ended January 2, 2000 ..............................................................................    29
     Consolidated Statements of Comprehensive Income for the Three
        Fiscal Years Ended January 2, 2000 .................................................................    29
     Consolidated Balance Sheets at January 2, 2000 and January 3, 1999 ....................................    30
     Consolidated Statements of Cash Flows for the Three Fiscal Years
        Ended January 2, 2000 ..............................................................................    32
     Consolidated Statements of Changes in Common Shareholders' Equity for the Three
        Fiscal Years Ended January 2, 2000 .................................................................    33
     Notes to Consolidated Financial Statements ............................................................    34
     Financial Statement Schedules for the Three Fiscal Years Ended January 2, 2000:
           II - Valuation and Qualifying Accounts .........................................................     46
Management's Discussion and Analysis of Results of Operations and Financial
     Condition (Unaudited) .................................................................................    47
Ten-Year Summary of Selected Historical Financial Data (Unaudited) .........................................    54

                             ----------------------

             All other schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements or the notes thereto referred to above.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Shareholders of
The Washington Post Company

In our opinion, the consolidated financial statements, including the financial statement schedule, referred to under Item 14(a)(i) on page 24 and listed in the index on page 27 present fairly, in all material respects, the financial position of The Washington Post Company and its subsidiaries at January 2, 2000 and January 3, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Washington, D.C.
January 25, 2000

CONSOLIDATED STATEMENTS OF INCOME

                                                                                        Fiscal year ended
                                                                  -----------------------------------------------------------
                                                                    January 2,             January 3,            December 28,
(in thousands, except share amounts)                                   2000                   1999                   1997
-----------------------------------------------------------------------------------------------------------------------------

OPERATING REVENUES
   Advertising................................................     $ 1,330,560            $ 1,297,621            $ 1,236,877
   Circulation and subscriber.................................         579,693                547,450                519,620
   Education..................................................         240,075                171,372                117,268
   Other......................................................          65,243                 93,917                 82,488
                                                                   ---------------------------------------------------------
                                                                     2,215,571              2,110,360              1,956,253
                                                                   ---------------------------------------------------------
OPERATING COSTS AND EXPENSES
   Operating..................................................       1,189,734              1,139,177              1,019,869
   Selling, general and administrative........................         474,586                453,149                449,996
   Depreciation of property, plant and equipment..............         104,235                 89,248                 71,478
   Amortization of goodwill and other intangibles.............          58,563                 49,889                 33,559
                                                                   ---------------------------------------------------------
                                                                     1,827,118              1,731,463              1,574,902
                                                                   ---------------------------------------------------------

INCOME FROM OPERATIONS........................................         388,453                378,897                381,351
   Equity in (losses) earnings of affiliates..................          (8,814)                (5,140)                 9,955
   Interest income............................................           1,097                  1,137                  3,471
   Interest expense...........................................         (26,786)               (11,538)                (1,252)
   Other income, net..........................................          21,435                304,703                 69,549
                                                                   ---------------------------------------------------------

INCOME BEFORE INCOME TAXES....................................         375,385                668,059                463,074
PROVISION FOR INCOME TAXES....................................         149,600                250,800                181,500
                                                                   ---------------------------------------------------------
NET INCOME....................................................         225,785                417,259                281,574
REDEEMABLE PREFERRED STOCK DIVIDENDS..........................            (950)                  (956)                  (956)
                                                                   ---------------------------------------------------------
NET INCOME AVAILABLE FOR COMMON SHARES                             $   224,835            $   416,303            $   280,618
                                                                   =========================================================
BASIC EARNINGS PER COMMON SHARE...............................     $     22.35            $     41.27            $     26.23
                                                                   =========================================================
DILUTED EARNINGS PER COMMON SHARE.............................     $     22.30            $     41.10            $     26.15
                                                                   =========================================================


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                             Fiscal year ended
                                                                                ---------------------------------------------
                                                                                January 2,       January 3,      December 28,
(in thousands)                                                                    2000             1999             1997
-----------------------------------------------------------------------------------------------------------------------------

NET INCOME...............................................................       $ 225,785        $ 417,259        $ 281,574
                                                                                ---------------------------------------------
OTHER COMPREHENSIVE (LOSS) INCOME
   Foreign currency translation adjustments..............................          (3,289)          (1,136)          (5,127)
   Change in net unrealized gain on available-for-sale securities........         (48,176)          68,768           (5,121)
   Less reclassification adjustment for realized gains
        included in net income...........................................         (11,995)              --               --
                                                                                ---------------------------------------------
                                                                                  (63,460)          67,632          (10,248)
   Income tax benefit (expense) related to other
        comprehensive (loss) income......................................          23,460          (26,819)           1,997
                                                                                ---------------------------------------------
                                                                                  (40,000)          40,813           (8,251)
                                                                                =============================================
COMPREHENSIVE INCOME.....................................................       $ 185,785        $ 458,072        $ 273,323
                                                                                =============================================

The information on pages 34 through 45 is an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS

                                                               January 2,             January 3,
(in thousands)                                                   2000                    1999
------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
   Cash and cash equivalents..............................     $    75,479           $    15,190
   Investments in marketable equity securities............          37,228                71,676
   Accounts receivable, net...............................         270,264               236,514
   Federal and state income taxes.........................          48,597                35,395
   Inventories............................................          13,890                20,154
   Other current assets...................................          30,701                25,949
                                                               ---------------------------------
                                                                   476,159               404,878

PROPERTY, PLANT AND EQUIPMENT
   Buildings..............................................         249,957               248,764
   Machinery, equipment and fixtures......................       1,081,787               977,710
   Leasehold improvements.................................          53,048                50,556
                                                               ---------------------------------
                                                                 1,384,792             1,277,030
   Less accumulated depreciation..........................        (626,899)             (566,616)
                                                               ---------------------------------
                                                                   757,893               710,414
   Land...................................................          37,301                41,191
   Construction in progress...............................          59,712                89,457
                                                               ---------------------------------
                                                                   854,906               841,062

INVESTMENTS IN MARKETABLE EQUITY SECURITIES...............         165,784               184,440

INVESTMENTS IN AFFILIATES.................................         140,669                68,530

GOODWILL AND OTHER INTANGIBLES, less accumulated
  amortization of $341,879 and $286,135...................         886,060               883,232

PREPAID PENSION COST......................................         337,818               256,134

DEFERRED CHARGES AND OTHER ASSETS.........................         125,548                91,385
                                                               ---------------------------------
                                                               $ 2,986,944           $ 2,729,661
                                                               =================================


The information on pages 34 through 45 is an integral part of the financial statements.

                                                                                                January 2,           January 3,
(in thousands, except share amounts)                                                               2000                 1999
-------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities................................................    $    254,105         $    245,068
   Deferred subscription revenue...........................................................          80,766               85,649
   Short-term borrowings...................................................................         487,677               58,362
                                                                                               ---------------------------------
                                                                                                    822,548              389,079

OTHER LIABILITIES..........................................................................         273,110              261,896

DEFERRED INCOME TAXES......................................................................         114,003               83,710

LONG-TERM DEBT.............................................................................         397,620              395,000
                                                                                               ---------------------------------
                                                                                                  1,607,281            1,129,685
                                                                                               ---------------------------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK, Series A, $1 par value, with a
   redemption and liquidation value of $1,000 per share;
   23,000 shares authorized; 11,873 shares issued and
   outstanding.............................................................................          11,873               11,873
                                                                                               ---------------------------------
PREFERRED STOCK, $1 par value; 977,000 shares authorized, none issued......................              --                   --
                                                                                               ---------------------------------

COMMON SHAREHOLDERS' EQUITY
   Common stock
      Class A common stock, $1 par value; 7,000,000 shares
         authorized; 1,739,250 shares issued and outstanding...............................           1,739                1,739
      Class B common stock, $1 par value; 40,000,000 shares authorized;
         18,260,750 shares issued; 7,700,146 and 8,353,994 shares outstanding..............          18,261               18,261
   Capital in excess of par value..........................................................         108,867               46,199
   Retained earnings.......................................................................       2,769,676            2,597,217
   Accumulated other comprehensive income (loss), net of taxes
      Cumulative foreign currency translation adjustment...................................          (4,889)              (1,600)
      Unrealized gain on available-for-sale securities.....................................           5,269               41,980
   Cost of 10,560,604 and 9,906,756 shares of Class B common stock held in treasury........      (1,531,133)          (1,115,693)
                                                                                               ---------------------------------
                                                                                                  1,367,790            1,588,103
                                                                                               ---------------------------------
                                                                                               $  2,986,944         $  2,729,661
                                                                                               =================================


The information on pages 34 through 45 is an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Fiscal year ended
                                                                                  ----------------------------------------
                                                                                  January 2,     January 3,   December 28,
(in thousands)                                                                      2000            1999         1997
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ................................................................    $ 225,785     $ 417,259     $ 281,574
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation of property, plant and equipment ..........................      104,235        89,248        71,478
      Amortization of goodwill and other intangibles .........................       58,563        49,889        33,559
      Net pension benefit ....................................................      (81,683)      (61,997)      (30,227)
      Gain from disposition of businesses and
        marketable equity securities, net ....................................      (38,799)     (314,400)      (44,560)
      Equity in losses (earnings) of affiliates, net of distributions ........        9,744         9,145        (6,996)
      Provision for deferred income taxes ....................................       29,988        26,987         3,089
      Change in assets and liabilities:
         (Increase) decrease in accounts receivable, net .....................      (28,194)       22,041        (8,438)
         Decrease (increase) in inventories ..................................        6,264          (941)        5,214
         (Decrease) increase in accounts payable and accrued liabilities .....       (7,749)       13,949        19,638
         Increase in income taxes receivable .................................       (2,909)      (50,735)           --
         (Increase) decrease in other assets and other liabilities, net ......       (4,274)       12,241         2,690
      Other ..................................................................       12,034        10,427        (8,724)
                                                                                   ------------------------------------
         Net cash provided by operating activities ...........................      283,005       223,113       318,297
                                                                                   ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from sale of businesses ......................................        2,000       376,442       120,208
   Purchases of property, plant and equipment ................................     (130,045)     (244,219)     (214,573)
   Purchases of marketable equity securities .................................      (23,332)     (164,955)           --
   Sales and maturities of marketable equity securities ......................       54,805        38,246            --
   Investments in certain businesses .........................................      (90,455)     (320,597)     (178,943)
   Other .....................................................................      (13,356)       (5,960)       (3,187)
                                                                                   ------------------------------------
         Net cash used in investing activities ...............................     (200,383)     (321,043)     (276,495)
                                                                                   ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of commercial paper, net .........................................       34,087       156,968       296,394
   Issuance of notes .........................................................      397,620            --            --
   Redemption of redeemable preferred stock ..................................           --           (74)           --
   Dividends paid ............................................................      (53,326)      (51,383)      (52,592)
   Common shares repurchased .................................................     (425,865)      (20,512)     (368,565)
   Proceeds from exercise of stock options ...................................       25,151         7,004         1,800
                                                                                   ------------------------------------
         Net cash (used in) provided by financing activities .................      (22,333)       92,003      (122,963)
                                                                                   ------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................       60,289        (5,927)      (81,161)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...............................       15,190        21,117       102,278
                                                                                  -------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR .....................................    $  75,479     $  15,190     $  21,117
                                                                                  =====================================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
      Income taxes ...........................................................    $ 125,000     $ 280,000     $ 164,000
      Interest, net of amounts capitalized ...................................    $  16,000     $   8,700     $     350


The information on pages 34 through 45 is an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY


                                                             Class A     Class B    Capital in
                                                             Common      Common     Excess of      Retained
(in thousands, except share amounts)                         Stock       Stock      Par Value      Earnings
-------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 29, 1996.................................   $1,779     $18,221     $ 26,455     $2,002,359
   Net income for the year.................................                                          281,574
   Dividends paid on common stock--$4.80 per share.........                                          (51,636)
   Dividends paid on redeemable preferred stock............                                             (956)
   Repurchase of 846,290 shares of
     Class B common stock..................................
   Issuance of 24,962 shares of Class B common
      stock, net of restricted stock award forfeitures.....                             6,025
   Change in foreign currency translation
      adjustment (net of taxes)............................
   Change in unrealized gain on available-for-sale
      securities (net of taxes)............................
   Conversion of Class A common stock to
      Class B common stock.................................      (40)         40
   Tax benefits arising from employee stock plans..........                               935
                                                             ------------------------------------------------
BALANCE, DECEMBER 28, 1997.................................    1,739      18,261       33,415      2,231,341
   Net income for the year.................................                                          417,259
   Dividends paid on common stock--$5.00 per share.........                                          (50,427)
   Dividends paid on redeemable preferred stock............                                             (956)
   Repurchase of 41,033 shares of
     Class B common stock..................................
   Issuance of 45,065 shares of Class B common
      stock, net of restricted stock award forfeitures.....                             9,772
   Change in foreign currency translation
      adjustment (net of taxes)............................
   Change in unrealized gain on available-for-sale
      securities (net of taxes)............................
   Tax benefits arising from employee stock plans..........                             3,012
                                                             ------------------------------------------------
BALANCE, JANUARY 3, 1999...................................    1,739      18,261       46,199      2,597,217
   Net income for the year.................................                                          225,785
   Dividends paid on common stock--$5.20 per share.........                                          (52,376)
   Dividends paid on redeemable preferred stock............                                             (950)
   Repurchase of 744,095 shares of
     Class B common stock..................................
   Issuance of 90,247 shares of Class B common
      stock, net of restricted stock award forfeitures.....                            16,023
   Change in foreign currency translation
      adjustment (net of taxes)............................
   Change in unrealized gain on available-for-sale
      securities (net of taxes)............................
   Issuance of subsidiary stock (net of taxes).............                            34,571
   Tax benefits arising from employee stock plans..........                            12,074
                                                             ------------------------------------------------

BALANCE, JANUARY 2, 2000...................................   $1,739     $18,261     $108,867     $2,769,676
                                                             ================================================

                                                               Cumulative     Unrealized
                                                                Foreign       Gain on
                                                               Currency      Available-
                                                              Translation     for-Sale         Treasury
(in thousands, except share amounts)                           Adjustment     Securities        Stock
--------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 29, 1996.................................     $ 4,663        $  3,155      $  (733,829)
   Net income for the year.................................
   Dividends paid on common stock--$4.80 per share.........
   Dividends paid on redeemable preferred stock............
   Repurchase of 846,290 shares of
     Class B common stock..................................                                     (368,565)
   Issuance of 24,962 shares of Class B common
      stock, net of restricted stock award forfeitures.....                                        2,145
   Change in foreign currency translation
      adjustment (net of taxes)............................      (5,127)
   Change in unrealized gain on available-for-sale
      securities (net of taxes)............................                      (3,124)
   Conversion of Class A common stock to
      Class B common stock.................................
   Tax benefits arising from employee stock plans..........
                                                              ------------------------------------------
BALANCE, DECEMBER 28, 1997.................................        (464)             31       (1,100,249)
   Net income for the year.................................
   Dividends paid on common stock--$5.00 per share.........
   Dividends paid on redeemable preferred stock............
   Repurchase of 41,033 shares of
     Class B common stock..................................                                      (20,512)
   Issuance of 45,065 shares of Class B common
      stock, net of restricted stock award forfeitures.....                                        5,068
   Change in foreign currency translation
      adjustment (net of taxes)............................      (1,136)
   Change in unrealized gain on available-for-sale
      securities (net of taxes)............................                      41,949
   Tax benefits arising from employee stock plans..........
                                                              ------------------------------------------
BALANCE, JANUARY 3, 1999...................................      (1,600)         41,980       (1,115,693)
   Net income for the year.................................
   Dividends paid on common stock--$5.20 per share.........
   Dividends paid on redeemable preferred stock............
   Repurchase of 744,095 shares of
     Class B common stock..................................                                     (425,865)
   Issuance of 90,247 shares of Class B common
      stock, net of restricted stock award forfeitures.....                                       10,425
   Change in foreign currency translation
      adjustment (net of taxes)............................      (3,289)
   Change in unrealized gain on available-for-sale
      securities (net of taxes)............................                     (36,711)
   Issuance of subsidiary stock (net of taxes).............
   Tax benefits arising from employee stock plans..........
                                                              ------------------------------------------
BALANCE, JANUARY 2, 2000...................................     $(4,889)       $  5,269      $(1,531,133)
                                                              ==========================================


The information on pages 34 through 45 is an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Washington Post Company (the "Company") is a diversified media organization whose principal operations consist of newspaper publishing (primarily The Washington Post newspaper), television broadcasting (through the ownership and operation of six network-affiliated television stations), the ownership and operation of cable television systems, and magazine publishing (primarily Newsweek magazine). Through its subsidiary Kaplan, Inc., the Company provides educational and career services for individuals, schools and businesses. The Company also owns and operates a number of media web sites for the primary purpose of developing the Company's newspaper and magazine publishing businesses on the world wide web.

FISCAL YEAR. The Company reports on a 52-53 week fiscal year ending on the Sunday nearest December 31. The fiscal year 1999, which ended on January 2, 2000, included 52 weeks, while 1998 included 53 weeks and 1997 included 52 weeks. With the exception of the newspaper publishing operations, subsidiaries of the Company report on a calendar-year basis.

PRINCIPLES OF CONSOLIDATION. The accompanying financial statements include the accounts of the Company and its subsidiaries; significant intercompany transactions have been eliminated.

PRESENTATION. Certain amounts in previously issued financial statements have been reclassified to conform to the 1999 presentation.

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

EDUCATION REVENUE. Education revenue in recognized ratably over the period during which educational services are delivered.

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

SALE OF SUBSIDIARY SECURITIES. The Company's policy is to record investment basis gains arising from the sale of equity interests in subsidiaries that are in the early stages of building their operations as additional paid in capital, net of taxes.

B.  ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE AND ACCRUED
    LIABILITIES

Accounts receivable at January 2, 2000 and January 3, 1999 consist of the following (in thousands):

                                                             1999         1998
---------------------------------------------------------------------------------
Trade accounts receivable, less estimated
  returns, doubtful accounts and
  allowances of $60,621 and $55,050.................       $ 248,279    $ 216,500
Other accounts receivable...........................          21,985       20,014
                                                           ----------------------
                                                           $ 270,264    $ 236,514
                                                           ======================

       Accounts payable and accrued liabilities at January 2, 2000 and January 3, 1999 consist of the following (in thousands):

                                                             1999           1998
---------------------------------------------------------------------------------
Accounts payable and accrued expenses...................  $ 158,197     $ 170,018
Accrued payroll and related benefits....................     58,420        55,133
Deferred tuition revenue................................     28,060        13,166
Due to affiliates (newsprint)...........................      9,428         6,751
                                                          -----------------------
                                                          $ 254,105     $ 245,068
                                                          =======================

C. INVESTMENTS IN MARKETABLE EQUITY SECURITIES
Investments in marketable equity securities at January 2, 2000 and January 3, 1999 consist of the following (in thousands):

                                                               1999        1998
---------------------------------------------------------------------------------
Total cost..............................................    $ 194,364   $ 187,297
Net unrealized gains....................................        8,648      68,819
                                                            ---------------------
Total fair value........................................    $ 203,012   $ 256,116
                                                            =====================

       At January 2, 2000, the Company's ownership of 2,634 shares of Berkshire Hathaway, Inc. ("Berkshire") Class A common stock and 9,845 shares of Berkshire Class B common stock accounted for $165,800,000 or 82 percent of the total fair value of the Company's investments in marketable equity securities. The remaining investments in marketable equity securities at January 2, 2000 consist of common stock investments in various publicly traded companies, most of which have concentrations in Internet business activities. In most cases, the Company obtained ownership of these common stocks as a result of merger or acquisition transactions in which these companies merged or acquired various small Internet related companies in which the Company held minor investments.

       Berkshire is a holding company owning subsidiaries engaged in a number of diverse business activities; the most significant of which consist of property and casualty insurance business conducted on both a direct and reinsurance basis. Berkshire also owns approximately 18 percent of the common stock of the Company. The chairman, chief executive officer and largest shareholder of Berkshire, Mr. Warren Buffett, is a member of the Company's Board of Directors. Neither Berkshire nor Mr. Buffett participated in the Company's evaluation, approval or execution of its decision to invest in Berkshire common stock. The Company's investment in Berkshire common stock is less than 1 percent of the consolidated equity of Berkshire. At present, the Company intends to hold the Berkshire common stock investment long-term; thus this investment has been classified as a non-current asset in the Consolidated Balance Sheets.

       At January 2, 2000, net unrealized gains consisted of unrealized gains totaling $27,782,000 on various common stock investments offset in part by $19,134,000 in unrealized losses on the company's investment in Berskshire common stock. The company intends to hold the Berkshire common stock investment long-term and views the unrealized loss position at January 2,000 as temporary.

       During 1999 and 1998, proceeds from sales of marketable equity securities were $54,805,000 and $38,246,000, respectively, and gross realized gains on such sales were $38,799,000 and $2,168,000, respectively. There were no sales of marketable equity securities during 1997. Gross realized gains or losses upon the sale of marketable equity securities are included in "Other income, net" in the Consolidated Statements of Income. For purposes of comput-ing realized gains and losses, the cost basis of securities sold is determined by specific identification.

D. INVESTMENTS IN AFFILIATES
The Company's investments in affiliates at January 2, 2000 and January 3, 1999 include the following (in thousands):

                                                             1999         1998
--------------------------------------------------------------------------------
BrassRing, Inc. .......................................  $  75,842           --
Bowater Mersey Paper Company...........................     39,885     $ 40,121
International Herald Tribune...........................     19,890       23,026
Other..................................................      5,052        5,383
                                                         ----------------------
                                                         $ 140,669     $ 68,530
                                                         ======================

       The Company's investments in affiliates consist of a 54 percent non-controlling interest in BrassRing, Inc., a recently established company which provides recruiting, career development and hiring management services for employers and job candidates; a 49 percent interest in the common stock of Bowater Mersey Paper Company Limited, which owns and operates a newsprint mill in Nova Scotia; a 50 percent common stock interest in The International Herald Tribune Newspaper, published near Paris, France; and a 50 percent common stock interest in the Los Angeles Times-Washington Post News Service, Inc.

       Operating costs and expenses of the Company include newsprint supplied by Bowater, Inc. (parent to Bowater Mersey Paper Company Limited), the cost of which was approximately $36,300,000 in 1999, $39,800,000 in 1998 and $40,100,000
in 1997.

       The following table summarizes the status and results of the Company's investments in affiliates (in thousands):

                                                    1999           1998
--------------------------------------------------------------------------
Beginning investment .......................     $  68,530       $ 154,791
BrassRing, Inc. ............................        83,493              --
Additional investment ......................         8,734          15,187
Equity in losses ...........................        (8,814)         (5,140)
Dividends and distributions received .......          (930)         (1,587)
Foreign currency translation ...............        (3,289)         (1,134)
Sale of interest in Cowles .................            --         (93,587)
Other ......................................        (7,055)             --
                                                 -------------------------
Ending investment ..........................     $ 140,669       $  68,530
                                                 =========================

       On September 29, 1999, the Company merged its career fair and HireSystems businesses together and renamed the combined operations BrassRing, Inc. On the same date, BrassRing issued stock representing a 46 percent equity interest to two parties under two separate transactions for cash and businesses with an aggregate fair value of $87,000,000. As a result of this transaction, the Company's ownership of BrassRing was reduced to 54 percent and the minority investors were granted certain participatory rights. As such, the Company has prospectively de-consolidated BrassRing and recorded its investment under the equity method of accounting. The increase in the basis of the Company's investment in BrassRing resulting from this transaction of $34,571,000, net of taxes, has been recorded as contributed capital.

E. INCOME TAXES
The provision for income taxes consists of the following (in thousands):

                                                           Current      Deferred
--------------------------------------------------------------------------------
1999
U.S. Federal............................................  $  94,609     $ 30,346
Foreign.................................................      1,306          (22)
State and local.........................................     23,697         (336)
                                                          ----------------------
                                                          $ 119,612     $ 29,988
                                                          ======================

1998
U.S. Federal............................................  $ 200,898     $ 20,446
Foreign.................................................      1,233          255
State and local.........................................     21,682        6,286
                                                          ----------------------
                                                          $ 223,813     $ 26,987
                                                          ======================

1997
U.S. Federal............................................  $ 149,003     $  2,210
Foreign.................................................        915         (165)
State and local.........................................     28,493        1,044
                                                          ----------------------
                                                          $ 178,411     $  3,089
                                                          ======================

       The provision for income taxes exceeds the amount of income tax determined by applying the U.S. Federal statutory rate of 35 percent to income before taxes as a result of the following (in thousands):

                                              1999             1998            1997
-------------------------------------------------------------------------------------
U.S. Federal statutory taxes.............   $ 131,385       $ 233,821       $ 162,076
State and local taxes,
  net of U.S. Federal
  income tax benefit.....................      15,185          18,179          19,199
Amortization of goodwill
  not deductible for
  income tax purposes....................       4,178           5,644           2,492
IRS approved accounting
  change.................................          --          (3,550)             --
Other, net...............................      (1,148)         (3,294)         (2,267)
                                            -----------------------------------------
Provision for income taxes...............   $ 149,600       $ 250,800       $ 181,500
                                            =========================================

       Deferred income taxes at January 2, 2000 and January 3, 1999 consist of the following (in thousands):

                                                               1999           1998
------------------------------------------------------------------------------------
Accrued postretirement benefits.........................    $  53,819      $  52,971
Other benefit obligations...............................       54,101         37,450
Accounts receivable.....................................       14,016         13,695
Other...................................................       16,848          9,656
                                                            ------------------------
Deferred tax asset......................................      138,784        113,772
                                                            ------------------------
Property, plant and equipment...........................       77,907         60,793
Prepaid pension cost....................................      140,640        101,884
Affiliate operations....................................       21,741          4,797
Unrealized gain on available-
  for-sale securities...................................        3,379         26,839
Other...................................................        9,120          3,169
                                                            ------------------------
Deferred tax liability..................................      252,787        197,482
                                                            ------------------------
Deferred income taxes...................................    $ 114,003      $  83,710
                                                            ========================

F. DEBT
At January 2, 2000, the Company had $885,297,000 in total debt outstanding including long-term debt of $397,620,000 and short-term commercial paper borrowings of $487,677,000. At January 3, 1999, the Company had $453,362,000 in commercial paper borrowings outstanding.

       The Company's long-term debt, stated net of unamortized original issue discount, consists of $400,000,000 5.5 percent unsecured notes due February 15, 2009. Interest is payable semi-annually on February 15 and August 15.

       At January 2, 2000 and January 3, 1999, the average interest rate on the Company's outstanding commercial paper borrowings was 6.4 percent and 5.4 percent, respectively. The Company's commercial paper borrowings are supported by a five-year $500,000,000 revolving credit facility. Under the terms of the revolving credit facility, interest on borrowings are at floating rates, and the Company is required to pay an annual facility fee of 0.055 percent and 0.15 percent on the unused and used portions of the facility, respectively.

       The Company incurred interest costs on its borrowings of $25,700,000 and $13,800,000 during 1999 and 1998, respectively, of which $1,800,000 and $5,600,000 were capitalized in connection with the construction and upgrade of qualifying assets.

       At January 2, 2000, the fair value of the Company's long-term debt, based upon quoted market prices, totalled $353,920,000 compared with the carrying amount of $397,620,000. At January 3, 1999, the Company's long-term debt of $395,000,000 consisted of commercial paper borrowings classified as long-term due to the Company's ability and intent to refinance such borrowings with long-term debt; the carrying value of these borrowings approximated fair value.

       The carrying value of the Company's short-term borrowings at January 2, 2000 and January 3, 1999 approximates fair value.

       The Company's borrowing arrangements contain various covenants, including financial covenants that require the Company to maintain at least $850,000,000 of consolidated shareholders' equity.

G. REDEEMABLE PREFERRED STOCK
In connection with the acquisition of a cable television system in 1996, the Company issued 11,947 shares of its Series A Preferred Stock and agreed to issue an additional 1,282 shares of such stock on February 23, 2000 (which additional number of shares is subject to reduction in the event of any breach of the representations and warranties made by the seller in the acquisition agreement). During 1998, the Company redeemed 74 shares of the Series A Preferred Stock at the request of a Series A Preferred Stockholder.

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

       During 1999, 1998 and 1997, the Company purchased a total of 744,095, 41,033 and 846,290 shares, respectively, of its Class B common stock at a cost of approximately $425,865,000, $20,512,000 and $368,565,000.

STOCK AWARDS. In 1982, the Company adopted a long-term incentive compensation plan that, among other provisions, authorizes the awarding of Class B common stock to key employees. Stock awards made under this incentive compensation plan are subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant's employment terminates before the end of a specified period of service to the Company. At January 2, 2000, there were 90,260 shares reserved for issuance under the incentive compensation plan. Of this number, 31,360 shares were subject to awards outstanding, and 58,900 shares were available for future awards. Activity related to stock awards under the long-term incentive compensation plan for the years ended January 2, 2000, January 3, 1999 and December 28, 1997 was as follows:

                             1999                  1998                   1997
---------------------------------------------------------------------------------------
                      Number     Average    Number      Average     Number     Average
                        of        Award       of         Award        of        Award
                      Shares      Price     Shares       Price      Shares      Price
---------------------------------------------------------------------------------------
Awards Outstanding
Beginning of year...  30,730    $ 405.40    32,331     $ 281.19       30,490   $ 237.83
  Awarded...........   2,615      543.02    14,120       522.56       18,285     351.68
  Vested............    (167)     349.00   (15,075)      244.10      (13,521)    228.96
  Forfeited.........  (1,818)     479.90      (646)      293.83       (2,923)    285.35
                     ------------------------------------------------------------------
End of year.........  31,360    $ 412.86    30,730     $ 405.40       32,331   $ 281.19
                     ==================================================================

       In addition to stock awards granted under the long-term incentive compensation plan, the Company also made stock awards of 1,750 shares in 1999, 938 shares in 1998, and 2,000 shares in 1997.

       For the share awards outstanding at January 2, 2000, the aforementioned restriction will lapse in 2000 for 100 shares, 2001 for 17,683 shares, 2002 for 1,371 shares, 2003 for 15,794 shares, and 2004 for 1,100 shares. Stock-based compensation costs resulting from stock awards reduced net income by $2.2 million ($0.22 per share, basic and diluted), $1.9 million ($0.19 per share, basic and diluted), and $1.2 million ($0.11 per share, basic and diluted) in 1999, 1998 and 1997, respectively.

STOCK OPTIONS. The Company's employee stock option plan, which was adopted in 1971 and amended in 1993, reserves 1,900,000 shares of the Company's Class B common stock for options to be granted under the plan. The purchase price of the shares covered by an option cannot be less than the fair value on the granting date. At January 2, 2000, there were 524,000 shares reserved for issuance under the stock option plan, of which 156,497 shares were subject to options outstanding and 367,503 shares were available for future grants.

       Changes in options outstanding for the years ended January 2, 2000, January 3, 1999 and December 28, 1997 were as follows:

                              1999                  1998                   1997
----------------------------------------------------------------------------------------
                       Number     Average    Number      Average     Number     Average
                         of       Option       of        Option        of       Option
                       Shares      Price     Shares       Price      Shares      Price
----------------------------------------------------------------------------------------
Beginning of year...  246,072    $ 404.482   51,225     $ 371.35    178,625     $ 270.21
  Granted...........    3,750       516.36   25,500       519.32     80,200       583.62
  Exercised.........  (87,825)      288.43  (30,653)      228.53     (7,600)      234.20
  Forfeited.........   (5,500)      450.86       --           --         --           --
                      ------------------------------------------------------------------
End of year.........  156,497    $ 470.642   46,072     $ 404.48    251,225     $ 371.35
                      ==================================================================

       Of the shares covered by options outstanding at the end of 1999, 109,022 are now exercisable, 22,342 will become exercisable in 2000, 17,925 will become exercisable in 2001, 6,625 will become exercisable in 2002, and 583 will become exercisable in 2003.

       Information related to stock options outstanding at January 2, 2000 is as follows:

                                  Weighted
                                   average       Weighted                   Weighted
                     Number       remaining       average      Number        average
Range of           outstanding   contractual     exercise    exercisable    exercise
exercise prices     at 1/2/00     life (yrs.)      price      at 1/2/00       price
-------------------------------------------------------------------------------------
$ 173                 5,000           2.0        $ 173.00       5,000       $ 173.00
  222-299            30,675           4.3          247.70      30,675         247.70
  344-350            17,497           7.1          344.44      12,347         344.29
  472                41,575           8.0          472.00      20,000         472.00
  509-570            26,750           9.1          519.10       6,000         520.70
  733                35,000           8.0          733.00      35,000         733.00

       All options were granted at an exercise price equal to or greater than the fair market value of the Company's common stock at the date of grant. The weighted-average fair value for options granted during 1999, 1998 and 1997 was $157.77, $126.57 and $87.94, respectively. The fair value of options at date of grant was estimated using the Black-Scholes method utilizing the following assumptions:

                                                    1999           1998           1997
----------------------------------------------------------------------------------------
Expected life (years)..........................        7              7              7
Interest rate..................................     6.19%          4.68%          5.84%
Volatility.....................................     16.0%          14.6%          14.2%
Dividend yield.................................      1.1%           1.2%           1.5%


       Had the fair values of option granted after 1995 been recognized as compensation expense, net income would have been reduced by $1.9 million ($0.19 per share, basic and diluted), $2.0 million ($0.19 per share, basic and diluted) and $1.6 million ($0.15 per share, basic and diluted) in 1999, 1998 and 1997 respectively.

       The Company also maintains stock option and stock appreciation right plans at its Kaplan subsidiary that provide for the issuance of stock options representing 10 percent of Kaplan, Inc. stock and the issuance of stock appreciation rights to certain members of Kaplan's management. These options and appreciation rights vest ratably over five years from issuance. For 1999 and 1998, the Company recorded expense of $7,200,000 and $6,000,000 related to these plans.

AVERAGE NUMBER OF SHARES OUTSTANDING. Basic earnings per share are based on the weighted average number of shares of common stock outstanding during each year. Diluted earnings per common share are based upon the weighted average number of shares of common stock outstanding each year, adjusted for the dilutive effect of shares issuable under outstanding stock options. Basic and diluted weighted average share information for 1999, 1998 and 1997 is as follows:

                                         Basic           Dilutive         Diluted
                                       Weighted          Effect of       Weighted
                                        Average            Stock          Average
                                        Shares            Options         Shares
------------------------------------------------------------------------------------
1999...............................     10,060,578         21,206         10,081,784
1998...............................     10,086,786         42,170         10,128,956
1997...............................     10,699,713         33,278         10,732,991

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

       The following table sets forth obligation, asset and funding information for the Company's defined benefit pension and postretirement plans at January 2, 2000 and January 3, 1999 (in thousands):

                                                  Pension Plans            Postretirement Benefits
                                           --------------------------------------------------------
                                               1999           1998            1999          1998
--------------------------------------    ---------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning
    of year.............................   $   338,045    $   284,278     $  107,779     $  101,255
  Service cost..........................        14,756         11,335          3,585          3,764
  Interest cost.........................        23,584         21,344          6,039          7,417
  Amendments............................         3,205          4,690          2,379             --
  Actuarial (gain) loss.................       (22,281)        26,871        (27,981)           155
  Benefits paid.........................       (12,698)       (10,473)        (4,863)        (4,812)
                                           --------------------------------------------------------
  Benefit obligation at end
    of year.............................   $   344,611    $   338,045     $   86,938     $  107,779
                                           ========================================================
CHANGE IN PLAN ASSETS
  Fair value of assets at beginning
    of year.............................   $ 1,308,418    $ 1,014,531             --             --
  Actual return on plan assets..........      (175,804)       304,360             --             --
  Employer contributions................            --             --     $    4,863     $    4,812
  Benefits paid.........................       (12,698)       (10,473)        (4,863)        (4,812)
                                           --------------------------------------------------------
  Fair value of assets at end of year...   $ 1,119,916    $ 1,308,418     $       --     $       --
                                           ========================================================
  Funded status.........................      $775,305       $970,373     $  (86,938)    $ (107,779)
  Unrecognized transition asset.........       (22,941)       (30,606)            --             --
  Unrecognized prior service cost.......        18,930         17,835           (825)        (3,366)
  Unrecognized actuarial gain...........      (433,476)      (701,468)       (36,528)       (11,433)
                                           --------------------------------------------------------
  Net prepaid (accrued) cost............   $   337,818       $256,134     $ (124,291)    $ (122,578)
                                           ========================================================

The total (income) cost arising from the Company's defined benefit pension and postretirement plans for the years ended January 2, 2000, January 3, 1999 and December 28, 1997, consists of the following components (in thousands):

                                                   Pension Plans                              Postretirement Plans
                                     -------------------------------------------------------------------------------------
                                        1999            1998            1997           1999           1998           1997
--------------------------------------------------------------------------------------------------------------------------
Service cost .................       $ 14,756        $ 11,335        $ 10,567        $ 3,585        $ 3,764        $ 3,511
Interest cost ................         23,584          21,344          19,433          6,039          7,417          6,973
Expected return
  on assets ..................        (92,566)        (71,814)        (51,842)            --             --             --
Amortization of
  transition asset ...........         (7,665)         (7,665)         (7,665)            --             --             --
Amortization of
  prior service cost .........          2,110           1,679           1,512           (162)          (378)          (378)
Recognized
  actuarial gain .............        (21,902)        (16,876)         (2,232)        (2,886)        (1,379)        (1,576)
                                     -------------------------------------------------------------------------------------
Total (benefit) cost
  for the year ...............       $(81,683)       $(61,997)       $(30,227)       $ 6,576        $ 9,424        $ 8,530
                                     =====================================================================================

       The cost for the Company's defined benefit pension and postretirement plans are actuarially determined. Key assumptions utilized at January 2, 2000, January 3, 1999 and December 28, 1997 include the following:

                                         Pension Plans           Postretirement Plans
                                     -------------------------------------------------
                                     1999     1998     1997     1999     1998     1997
--------------------------------------------------------------------------------------
Discount rate ................       7.5%     7.0%     7.5%     7.5%     7.0%     7.5%
Expected return on
  plan assets ................       9.0%     9.0%     9.0%      --       --       --
Rate of compensation
  increase ...................       4.0%     4.0%     4.0%      --       --       --

       The assumed health care cost trend rate used in measuring the postretirement benefit obligation at January 2, 2000 was 7.6 percent for pre-age 65 benefits ( 7.1 percent for post-age 65 benefits) decreasing to 5 percent in the year 2005 and thereafter.

       Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects (in thousands):

                                                         1%                   1%
                                                      Increase             Decrease
------------------------------------------------------------------------------------
Benefit obligation at end of year..............       $ 12,944            $ (12,091)
Service cost plus interest cost................          1,510               (1,464)

       Contributions to multi-employer pension plans, which are generally based on hours worked, amounted to $2,300,000 in 1999 and 1998, and $2,000,000 in 1997.

       The Company recorded expense associated with retirement benefits provided under incentive savings plans (primarily 401k plans) of approximately $13,300,000 in 1999 and 1998, and $12,400,000 in 1997.

J. LEASE AND OTHER COMMITMENTS
The Company leases real property under operating agreements. Many of the leases contain renewal options and escalation clauses that require payments of additional rent to the extent of increases in the related operating costs.

       At January 2, 2000, future minimum rental payments under noncancelable operating leases approximate the following (in thousands):

2000 ..................................................................    $  31,300
2001...................................................................       26,600
2002...................................................................       23,000
2003 ..................................................................       19,100
2004 ..................................................................       16,500
Thereafter ............................................................       50,600
                                                                           ---------
                                                                           $ 167,100
                                                                           =========

       Minimum payments have not been reduced by minimum sublease rentals of $1,900,000 due in the future under noncancelable subleases.

       Rent expense under operating leases included in operating costs and expenses was approximately $33,600,000, $31,800,000 and $27,800,000 in 1999,
1998 and 1997, respectively. Sublease income was approximately $433,000, $500,000 and $400,000 in 1999, 1998 and 1997, respectively.

       The Company's broadcast subsidiaries are parties to certain agreements that commit them to purchase programming to be produced in future years. At January 2, 2000, such commitments amounted to approximately $47,000,000. If such programs are not produced, the Company's commitment would expire without obligation.

K. ACQUISITIONS, EXCHANGES AND DISPOSITIONS
ACQUISITIONS. The Company completed acquisitions totaling approximately $90,500,000 in 1999, $320,600,000 in 1998 and $118,900,000 in 1997. All of these acquisitions were accounted for using the purchase method and, accordingly, the assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition.

       During 1999, the Company acquired cable systems serving 10,300 subscribers in North Dakota, Oklahoma and Arizona (April and August 1999 for $18,300,000); two Certified Financial Analyst test preparation companies (November and December 1999 for $16,000,000) and a travel guide magazine (in December 1999 for $10,200,000). In addition, the Company acquired various other smaller businesses throughout 1999 for $46,000,000 (principally consisting of educational services companies).

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

       The results of operations for each of the businesses acquired are included in the Consolidated Statements of Income from their respective dates of acquisition. Pro forma results of operations for 1999, 1998 and 1997, assuming the acquisitions occurred at the beginning of 1997, are not materially different from reported results of operations.

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

DISPOSITIONS. In June 1999, the Company sold the assets of Legi-Slate, Inc., its on-line services subsidiary that covered federal legislation and regulation. No significant gain or loss was realized as a result of the sale.

       In March 1998, Cowles Media Company ("Cowles") and McClatchy Newspapers, Inc. ("McClatchy") completed a series of transactions resulting in the merger of Cowles and McClatchy. In the merger, each share of Cowles common stock was converted (based upon elections of Cowles stockholders) into shares of McClatchy stock or a combination of cash and McClatchy stock. As of the date of the Cowles and McClatchy merger transaction, a wholly-owned subsidiary of the Company owned 3,893,796 (equal to about 28 percent) of the outstanding common stock of Cowles, most of which was acquired in 1985. As a result of the transaction, the Company's subsidiary received $330,500,000 in cash from McClatchy and 730,525 shares of McClatchy Class A common stock. The market value of the McClatchy stock received approximated $21,600,000. The gain resulting from this transaction, which is included in 1998 "Other income, net" in the Consolidated Statements of Income, increased net income by approximately $162,800,000 and basic and diluted earnings per share by $16.14 and $16.07 respectively.

       In July 1998, the Company completed the sale of 14 small cable systems in Texas, Missouri and Kansas serving approximately 29,000 subscribers for approximately $41,900,000. The gain resulting from this transaction, which is included in 1998 "Other income, net" in the Consolidated Statements of Income, increased net income by approximately $17,300,000 and basic and diluted earnings per share by $1.71.

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

       In September 1997, the Company sold the assets of its PASS regional sports network for approximately $27,400,000. In December 1997, the Company sold its 35 percent limited partnership interest in both Bear Island Paper Company and Bear Island Timberlands Company for approximately $92,800,000. The gains resulting from these dispositions, which are included in "Other income, net" in the Consolidated Statements of Income, increased 1997 net income by approximately $44,500,000 and basic and diluted earnings per share by $4.16 and $4.15, respectively.

L. CONTINGENCIES
The Company and its subsidiaries are parties to various civil lawsuits that have arisen in the ordinary course of their businesses, including actions for libel and invasion of privacy. Management does not believe that any litigation pending against the Company will have a material adverse effect on its business or financial condition.

M. BUSINESS SEGMENTS
The Company operates principally in four areas of the media business: newspaper publishing, television broadcasting, magazine publishing, and cable television. Through its subsidiary Kaplan, Inc., the Company also provides educational and career services for individuals, schools and businesses.

       Newspaper operations involve the publication of newspapers in the Washington, D.C. area and Everett, Washington, newsprint warehousing and recycling facilities, and the Company's electronic media publishing business (primarily washingtonpost.com).

       Magazine operations consist of the publication of a weekly news magazine, Newsweek, which has one domestic and three international editions and the publication of business periodicals for the computer services industry and the Washington-area technology community.

       Revenues from both newspaper and magazine publishing operations are derived from advertising and, to a lesser extent, from circulation.

       Broadcast operations are conducted primarily through six VHF television stations. All stations are network-affiliated, with revenues derived primarily from sales of advertising time.

       Cable television operations consist of more than 50 cable systems offering basic cable and pay television services to approximately 740,000 subscribers in midwestern, western, and southern states. The principal source of revenues is monthly subscription fees charged for services.

       Education and career services are provided through the Company's wholly-owned subsidiary Kaplan, Inc. Kaplan's four major lines of businesses include Test Preparation and Admissions, providing test preparation services for college and graduate school entrance exams; Kaplan Professional, providing education and career services to business people and other professionals; SCORE!, offering multi-media learning and private tutoring to children in kindergarten through twelfth grade; and KaplanCollege.com, Kaplan's distance learning business, including Concord University School of Law, the country's first online Law School.

       Other businesses and corporate office includes the Company's corporate office. Through the first half of 1999, the other businesses and corporate office segment also includes the result of Legi-Slate, Inc., which was sold in June 1999. The 1998 results for other businesses and corporate office include Moffet, Larson & Johnson, which was sold in July 1998.

       Income from operations is the excess of operating revenues over operating expenses. In computing income from operations by segment, the effects of equity in earnings of affiliates, interest income, interest expense, other non-operating income and expense items, and income taxes are not included.

       Identifiable assets by segment are those assets used in the Company's operations in each business segment. Investments in marketable equity securities and investments in affiliates are discussed in Notes C and D, respectively.



                                                     Newspaper        Television         Magazine            Cable
                                                    Publishing       Broadcasting       Publishing         Television
------------------------------------------------------------------------------------------------------------------------

1999
Operating revenues ........................       $   875,109        $   341,761       $   401,096       $   336,259
Income (loss) from operations .............       $   156,731        $   167,639       $    62,057       $    67,145
Equity in losses of affiliates ............
Interest expense, net .....................
Other income, net .........................
                                                  ----------------------------------------------------------------------
   Income before income taxes .............
                                                  ======================================================================
Identifiable assets .......................       $   672,609        $   444,372       $   409,404       $   718,230
Investments in marketable equity securities
Investments in affiliates .................
                                                  ----------------------------------------------------------------------
   Total assets ...........................
                                                  ======================================================================
Depreciation of property, plant & equipment       $    35,363        $    11,719       $     4,972       $    43,092
Amortization of goodwill ..................       $     1,535        $    14,248       $     5,912       $    30,007
Pension credit (expense) ..................       $    26,440        $     8,191       $    48,309       $      (597)
Capital expenditures ......................       $    19,279        $    17,839       $     3,364       $    62,586

1998
Operating revenues ........................       $   848,934        $   357,616       $   399,483       $   297,980
Income (loss) from operations .............       $   139,032        $   171,194       $    44,524       $    65,022
Equity in losses of affiliates ............
Interest expense, net .....................
Other income, net .........................
                                                  ----------------------------------------------------------------------
   Income before income taxes .............
                                                  ======================================================================
Identifiable assets .......................       $   646,151        $   437,506       $   355,176       $   710,641
Investments in marketable equity securities
Investments in affiliates .................
                                                  ----------------------------------------------------------------------
   Total assets ...........................
                                                  ======================================================================
Depreciation of property, plant & equipment       $    29,033        $    11,378       $     4,888       $    37,271
Amortization of goodwill ..................       $     1,372        $    14,368       $     5,912       $    24,178
Pension credit ............................       $    19,828        $     6,256       $    35,913       $        --
Capital expenditures ......................       $   122,667        $    14,492       $     3,666       $    80,795

1997
Operating revenues ........................       $   814,263        $   338,373       $   389,853       $   257,732
Income (loss) from operations .............       $   154,512        $   163,703       $    42,719       $    54,659
Equity in earnings of affiliates ..........
Interest income, net ......................
Other income, net .........................
                                                  ----------------------------------------------------------------------
   Income before income taxes .............
                                                  ======================================================================
Identifiable assets .......................       $   522,210        $   436,760       $   323,573       $   502,642
Investments in marketable equity securities
Investments in affiliates .................
                                                  ----------------------------------------------------------------------
   Total assets ...........................
                                                  ======================================================================
Depreciation of property, plant & equipment       $    20,234        $    11,011       $     4,484       $    30,672
Amortization of goodwill ..................       $       874        $    12,213       $       136       $    19,371
Pension credit ............................       $     6,843        $     2,887       $    20,497       $        --
Capital expenditures ......................       $   114,187        $    11,651       $     3,022       $    73,156


                                                                       Other
                                                   Education         Business
                                                   and Career      and Corporate
                                                    Services          Office            Consolidated
----------------------------------------------------------------------------------------------------

1999
Operating revenues ........................       $   257,503        $     3,843        $ 2,215,571
Income (loss) from operations .............       $   (37,998)       $   (27,121)       $   388,453
Equity in losses of affiliates ............                                                  (8,814)
Interest expense, net .....................                                                 (25,689)
Other income, net .........................                                                  21,435
                                                  ---------------------------------------------------
   Income before income taxes .............                                             $   375,385
                                                  ===================================================
Identifiable assets .......................       $   265,960        $   132,688        $ 2,643,263
Investments in marketable equity securities                                                 203,012
Investments in affiliates .................                                                 140,669
                                                  ---------------------------------------------------
   Total assets ...........................                                             $ 2,986,944
                                                  ===================================================
Depreciation of property, plant & equipment       $     8,850        $       239        $   104,235
Amortization of goodwill ..................       $     6,861        $        --        $    58,563
Pension credit (expense) ..................       $      (603)       $       (57)       $    81,683
Capital expenditures ......................       $    26,977        $        --        $   130,045

1998
Operating revenues ........................       $   194,854        $    11,492        $ 2,110,359
Income (loss) from operations .............       $    (7,453)       $   (33,422)       $   378,897
Equity in losses of affiliates ............                                                  (5,140)
Interest expense, net .....................                                                 (10,401)
Other income, net .........................                                                 304,703
                                                  ---------------------------------------------------
   Income before income taxes .............                                             $   668,059
                                                  ===================================================
Identifiable assets .......................       $   196,702        $    58,839        $ 2,405,015
Investments in marketable equity securities                                                 256,116
Investments in affiliates .................                                                  68,530
                                                  ---------------------------------------------------
   Total assets ...........................                                             $ 2,729,661
                                                  ===================================================
Depreciation of property, plant & equipment       $     5,925        $       753        $    89,248
Amortization of goodwill ..................       $     4,057        $         2        $    49,889
Pension credit ............................       $        --        $        --        $    61,997
Capital expenditures ......................       $    21,411        $     1,188        $   244,219

1997
Operating revenues ........................       $   117,268        $    38,764        $ 1,956,253
Income (loss) from operations .............       $    (8,436)       $   (25,806)       $   381,351
Equity in earnings of affiliates ..........                                                   9,955
Interest income, net ......................                                                   2,219
Other income, net .........................                                                  69,549
                                                  ---------------------------------------------------
   Income before income taxes .............                                             $   463,074
                                                  ===================================================
Identifiable assets .......................       $    75,045        $    58,930        $ 1,919,160
Investments in marketable equity securities                                                   3,366
Investments in affiliates .................                                                 154,791
                                                  ---------------------------------------------------
   Total assets ...........................                                             $ 2,077,317
                                                  ===================================================
Depreciation of property, plant & equipment       $     3,699        $     1,378        $    71,478
Amortization of goodwill ..................       $       936        $        29        $    33,559
Pension credit ............................       $        --        $        --        $    30,227
Capital expenditures ......................       $    10,121        $     2,436        $   214,573

N. SUMMARY OF QUARTERLY OPERATING RESULTS AND COMPREHENSIVE INCOME (UNAUDITED)

Quarterly results of operations and comprehensive income for the years ended January 2, 2000 and January 3, 1999 are as follows (in thousands, except per share amounts):

                                                            First             Second          Third            Fourth
                                                           Quarter           Quarter         Quarter           Quarter
------------------------------------------------------------------------------------------------------------------------
1999 QUARTERLY OPERATING RESULTS
Operating revenues
   Advertising ....................................       $ 300,002        $ 341,602        $ 311,891        $ 377,065
   Circulation and subscriber .....................         141,431          142,854          147,016          148,393
   Education ......................................          52,018           55,284           67,522           65,251
   Other ..........................................          26,946           17,455           13,151            7,691
                                                          --------------------------------------------------------------
                                                            520,397          557,195          539,580          598,400
                                                          ==============================================================

Operating costs and expenses
   Operating ......................................         286,583          294,172          293,948          314,698
   Selling, general and administrative ............         116,997          116,414          118,198          123,311
   Depreciation of property, plant and equipment ..          25,118           25,305           26,265           27,547
   Amortization of goodwill and other intangibles .          14,425           14,619           14,813           14,706
                                                          --------------------------------------------------------------
                                                            443,123          450,510          453,224          480,262
                                                          ==============================================================

Income from operations ............................          77,274          106,685           86,356          118,138
   Equity in (losses) earnings of affiliates ......          (2,510)             731              (59)          (6,975)
   Interest income ................................             246              213              186              452
   Interest expense ...............................          (6,813)          (5,441)          (6,473)          (8,059)
   Other income (expense), net ....................           6,143            9,471            8,279           (2,458)
                                                          --------------------------------------------------------------
Income before income taxes ........................          74,340          111,659           88,289          101,098
Provision for income taxes ........................          29,150           43,750           36,600           40,100
                                                          --------------------------------------------------------------
Net income ........................................          45,190           67,909           51,689           60,998

Redeemable preferred stock dividends ..............            (475)            (237)            (237)              --
                                                          --------------------------------------------------------------

Net income available for common shares ............       $  44,715        $  67,672        $  51,452        $  60,998
                                                          ==============================================================

Basic earnings per common share ...................       $    4.43        $    6.70        $    5.12        $    6.11
                                                          ==============================================================

Diluted earnings per common share .................       $    4.41        $    6.67        $    5.10        $    6.09
                                                          ==============================================================

Basic average number of common shares outstanding .          10,098           10,098           10,060            9,988

Diluted average number of common shares outstanding          10,143           10,140           10,101           10,008


1999 QUARTERLY COMPREHENSIVE INCOME ...............       $  47,803        $  50,808        $  19,615        $  67,559
                                                          ==============================================================

                                                          First             Second           Third            Fourth
                                                         Quarter            Quarter          Quarter          Quarter
-------------------------------------------------------------------------------------------------------------------------

1998 QUARTERLY OPERATING RESULTS
Operating revenues
   Advertising ....................................       $ 292,685        $ 342,247        $ 293,277        $ 369,412
   Circulation and subscriber .....................         130,341          133,365          138,783          144,961
   Education ......................................          31,845           28,226           52,864           58,438
   Other ..........................................          29,084           21,919           24,357           18,555
                                                          --------------------------------------------------------------
                                                            483,955          525,757          509,281          591,366
                                                          ==============================================================

Operating costs and expenses
   Operating ......................................         267,587          276,399          278,241          316,950
   Selling, general and administrative ............         109,930          111,005          107,533          124,681
   Depreciation of property, plant and equipment ..          20,378           20,733           22,058           26,079
   Amortization of goodwill and other intangibles .          10,743           11,127           13,853           14,166
                                                          --------------------------------------------------------------
                                                            408,638          419,264          421,685          481,876
                                                          ==============================================================

Income from operations ............................          75,317          106,493           87,596          109,490
   Equity in earnings (losses) of affiliates ......             988              (71)          (4,060)          (1,996)
   Interest income ................................             207              384              217              328
   Interest expense ...............................          (2,244)            (330)          (2,246)          (6,717)
   Other income (expense), net ....................         258,106           (1,594)          50,241           (2,050)
                                                          --------------------------------------------------------------
Income before income taxes ........................         332,374          104,882          131,748           99,055
Provision for income taxes ........................         124,500           41,100           49,900           35,300
                                                          --------------------------------------------------------------
Net income ........................................         207,874           63,782           81,848           63,755

Redeemable preferred stock dividends ..............            (478)            (239)            (239)              --
                                                          --------------------------------------------------------------

Net income available for common shares ............       $ 207,396        $  63,543        $  81,609        $  63,755
                                                          ==============================================================

Basic earnings per common share ...................       $   20.57        $    6.30        $    8.09        $    6.32
                                                          ==============================================================

Diluted earnings per common share .................       $   20.47        $    6.27        $    8.05        $    6.30
                                                          ==============================================================

Basic average number of common shares outstanding .          10,084           10,088           10,093           10,082

Diluted average number of common shares outstanding          10,131           10,136           10,139           10,124


1998 QUARTERLY COMPREHENSIVE INCOME ...............       $ 207,814        $  64,253        $  74,503        $ 111,502
                                                          ==============================================================




The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Income due to rounding.

                                                                     SCHEDULE II



                          THE WASHINGTON POST COMPANY

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS



----------------------------------------------------------------------------------------------------------------------------------
        COLUMN A                                                 COLUMN B          COLUMN C          COLUMN D         COLUMN E

----------------------------------------------------------------------------------------------------------------------------------
                                                                                   ADDITIONS -
                                                                 BALANCE AT         CHARGED TO                       BALANCE AT
                                                                 BEGINNING          COSTS AND                           END OF
        DESCRIPTION                                              OF PERIOD           EXPENSES        DEDUCTIONS         PERIOD
----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 28, 1997
     Allowance for doubtful accounts and returns ............    $39,661,000       $54,163,000       $53,990,000       $39,834,000
     Allowance for advertising rate adjustments and discounts      8,727,000        11,095,000         9,950,000         9,872,000
                                                                  ----------        ----------        ----------        ----------
                                                                 $48,388,000       $65,258,000       $63,940,000       $49,706,000
                                                                 ===========       ===========       ===========       ===========

Year Ended January 3, 1999
     Allowance for doubtful accounts and returns ............    $39,834,000       $58,100,000       $51,242,000       $46,692,000
     Allowance for advertising rate adjustments and discounts      9,872,000         9,792,000        11,306,000         8,358,000
                                                                  ----------        ----------        ----------        ----------
                                                                 $49,706,000       $67,892,000       $65,548,000       $55,050,000
                                                                 ===========       ===========       ===========       ===========

Year Ended January 2, 2000
     Allowance for doubtful accounts and returns ............    $46,692,000       $62,824,000       $58,337,000       $51,179,000
     Allowance for advertising rate adjustments and discounts      8,358,000         9,136,000         8,052,000         9,442,000
                                                                  ----------        ----------        ----------        ----------
                                                                 $55,050,000       $71,960,000       $66,389,000       $60,621,000
                                                                 ===========       ===========       ===========       ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION


This analysis should be read in conjunction with the consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS--1999 COMPARED TO 1998

Net income in 1999 was $225.8 million, compared with net income of $417.3 million for 1998. Basic and diluted earnings per share totaled $22.35 and $22.30 in 1999, respectively, compared to $41.27 and $41.10 in 1998. The Company's 1998 net income includes $194.4 million from the disposition of the Company's 28 percent interest in Cowles Media Company, the sale of 14 small cable systems and the disposition of the Company's investment in Junglee, a facilitator of Internet commerce. Excluding the effect of these one time items from 1998 net income, the Company's 1999 net income of $225.8 million increased 1 percent, from net income of $222.9 million in 1998. On the same basis of presentation, diluted earnings per share for 1999 of $22.30 increased 2 percent compared to $21.90 in 1998, with fewer average shares outstanding.

       Revenues for 1999 totaled $2,215.6 million, an increase of 5 percent from $2,110.4 million in 1998. Advertising revenues increased 3 percent in 1999, and circulation and subscriber revenues increased 6 percent. Education revenues increased 40 percent in 1999, and other revenues decreased 31 percent. The newspaper and magazine divisions generated most of the increase in advertising revenues. The increase in circulation and subscriber revenues is primarily due to a 13 percent increase in subscriber revenues at the cable division. Revenue growth at Kaplan, Inc. (about two-thirds of which was from acquisitions) accounted for the increase in education revenues. The decline in other revenues is principally due to the disposition of MLJ (July 1998) and Legi-Slate (June
1999).

       Operating costs and expenses for the year increased 6 percent to $1,827.1 million, from $1,731.5 million in 1998. The cost and expense increase is primarily due to companies acquired in 1999 and 1998, greater spending for Internet-related businesses (approximately $34 million increase), higher depreciation and amortization expense and increased spending for new business initiatives at the education and career services division. These expense increases were offset in part by a 19 percent decline in newsprint expense and an increase in the Company's pension credit.

       Operating income increased 3 percent to $388.5 million in 1999, from $378.9 million in 1998.

       The Company's 1999 operating income includes $81.7 million of net pension credits, compared to $62.0 million in 1998.

DIVISION RESULTS. The Company now includes the results of its electronic media publishing operations (primarily washingtonpost.com) within the newspaper publishing division. Previously, these operating results were included in the "other businesses and corporate office" segment. All prior year division results have been restated to reflect this change in reporting.

NEWSPAPER PUBLISHING DIVISION. At the newspaper division, 1999 included 52 weeks, compared to 53 weeks in 1998. Newspaper division revenues increased 3 percent to $875.1 million, from $848.9 million in 1998. Advertising revenues at the newspaper division rose 5 percent over the previous year. At The Washington Post, advertising revenues increased 3 percent as a result of higher rates and volume. Classified advertising revenues at The Washington Post increased 2 percent primarily due to higher rates. Retail advertising revenues at The Post remained essentially even with the previous year. Other advertising revenues (including general and preprint) at The Post increased 7 percent due mainly to increased general advertising volume and higher rates.

       Circulation revenues for the newspaper division declined by 3 percent in 1999 due primarily to the extra week in 1998 versus 1999. At The Washington Post, daily circulation for 1999 remained essentially even with 1998; Sunday circulation declined by 1 percent.

       Newspaper division operating margin in 1999 increased to 18 percent, from 16 percent in 1998. The improvement in operating margin resulted mostly from an improvement in the operating results of The Washington Post, offset in part by increased electronic media spending for the continued development of washingtonpost.com. The Post's 1999 operating results benefited from the higher advertising revenues discussed above, a 19 percent reduction in newsprint expense and larger pension credits ($28.0 million in 1999 versus $19.0 million in 1998). These operating income improvements were offset in part by higher depreciation expense (arising from the recently completed expansion of The Post's printing facilities) and other general expense increases including increased promotion and marketing.

TELEVISION BROADCASTING DIVISION. Revenues at the broadcast division declined 4 percent to $341.8 million in 1999, compared to $357.6 million in 1998. The decline in 1999 revenues is due to softness in national advertising revenues and the absence of Winter Olympic advertising revenues (first quarter of 1998) and political advertising revenues (third and fourth quarter of 1998), offset in part by growth in local advertising revenues.

       Competitive market position remained strong for the Company's television stations. WJXT in Jacksonville and KSAT in San Antonio continued to be ranked number one in the latest ratings period, sign-on to sign-off, in their markets; WPLG in Miami achieved the top ranking among English-language stations in the Miami market; WDIV in Detroit was ranked second in the Detroit market with very little distance between it and the first place ranking; and KPRC in

Houston and WKMG in Orlando ranked third in their respective markets but continued to make good progress in improving market share.

       The operating margin at the broadcast division was 49 percent in 1999, compared to 48 percent in 1998. Excluding amortization of goodwill and intangibles, the operating margin was 53 percent in 1999 and 52 percent in 1998. The improvement in 1999 operating margin is attributable to 1999 expense control initiatives, the benefits of which were offset in part by the decline in national advertising revenues.

MAGAZINE PUBLISHING DIVISION. Magazine division revenues were $401.1 million for 1999, up slightly over 1998 revenues of $399.5 million. Operating income for the magazine division totaled $62.1 million in 1999, an increase of 39 percent over operating income of $44.5 million in 1998. The 39 percent increase in operating income is primarily attributable to the operating results of Newsweek. At Newsweek, operating income improved as a result of an increase in the number of advertising pages at the domestic edition, higher pension credits ($48.3 million in 1999 versus $35.9 million in 1998) and a reduction in other operating expenses. Offsetting these improvements were the effects of a decline in advertising revenues at the Company's trade periodicals unit.

       Operating margin of the magazine division increased to 15 percent in 1999, from 11 percent in 1998.

CABLE DIVISION. Revenues at the cable division increased 13 percent to $336.3 million in 1999, from $298.0 million in 1998. Basic, tier, pay and advertising revenue categories showed improvement over 1998. Increased subscribers in 1999, primarily from acquisitions, and higher rates accounted for most of the increase in revenues. The number of basic subscribers at the end of the year increased to 739,850 from 733,000 at the end of 1998.

       Operating margin at the cable division before amortization expense was 29 percent for 1999, compared to 30 percent for 1998. The decline in operating margin is primarily attributable to a 16 percent increase in depreciation expense arising from system rebuilds and upgrades, offset in part by higher revenues. Cable operating cash flow increased 11 percent to $140.2 million, from $126.5 million in 1998. Approximately 70 percent of the 1999 improvement in operating cash flow is due to the results of cable systems acquired in 1999 and 1998.

EDUCATION AND CAREER SERVICES DIVISION. The Company provides education and career services through its subsidiary Kaplan, Inc. Kaplan provides test preparation programs in the U.S. and abroad for individuals taking admissions and professional licensing exams. Kaplan also provides on-site educational programs to students and teachers at elementary, secondary and post-secondary institutions, and offers a growing number of distance learning programs. In addition, Kaplan publishes books, software and other materials.

       Kaplan also owns SCORE! Learning Corporation, a provider of after-school learning opportunities for students in kindergarten through the twelfth grade. SCORE! presently operates 100 SCORE! Educational Centers (most opened within the last two years) and plans to open an additional 45 centers in 2000. In September 1999, SCORE! announced the launch of a new e-commerce site, eSCORE.com, to provide customized online educational resources and services to parents and children.

       For the first nine months of 1999 and all of 1998, Kaplan, through its career services division, was the leading provider of career fairs in North America, bringing together technical, sales and diversity candidates with corporate recruiters. Kaplan, through its subsidiary HireSystems, also provided corporate clients with web-based tools to streamline the recruitment and hiring process. On September 29, 1999, Kaplan contributed its ownership of these two businesses to a newly formed company named BrassRing, Inc. (BrassRing). Partnering with Kaplan in the formation of this new business are the Tribune Company and Accel Partners, which each contributed cash and/or other assets to BrassRing. From September 30, 1999, the operating results of the career fair businesses and HireSystems have been included in BrassRing, of which the Company records its 54 percent non-controlling interest in accordance with the equity method of accounting.

       Excluding the operating results of the career fair and HireSystems businesses, the 1999 revenues for the education and career services division totaled $240.1 million, a 40 percent increase from 1998 revenues of $171.4 million. Approximately two-thirds of the 1999 revenue increase is attributable to businesses acquired in 1999 and 1998. The remaining increase in revenue is due to growth in the test preparation and SCORE! businesses. Operating losses for 1999 totaled $17.4 million, compared to $6.0 million in 1998. The decline in 1999 operating results is primarily attributable to the opening of new SCORE! centers, start-up costs associated with eSCORE.com and the development of various distance learning initiatives, offset in part by operating income improvements in the traditional test preparation business.

       Including the results of the career fair businesses and HireSystems, the education and career services division's 1999 revenues totaled $257.5 million, a 32 percent increase over the same period in the prior year. Approximately two-thirds of the increase is due to business acquisitions completed in 1999 and 1998. The remaining increase in 1999 revenue is due to growth in the test preparation business and SCORE! businesses. Division operating losses of $38.0 million represent a $30.5 million increase in operating losses from 1998. The decline in 1999 operating results is primarily attributable to start-up costs associated with opening new SCORE! centers and the launch of the eSCORE.com web site, as well as increased spending for HireSystems and the development of various distance learning initiatives, offset in part by operating income improvements in the traditional test preparation business.

OTHER BUSINESSES AND CORPORATE OFFICE. For 1999, other businesses and corporate office includes the expenses associated with the Company's corporate office and the operating results of Legi-Slate through June 30, 1999, the date of its sale. For 1998, other businesses and corporate office includes the Company's corporate office, the operating results of Legi-Slate, and the results of MLJ through July 1998, the date of its sale.

       Revenue for other businesses totaled $3.8 million and $11.5 million in 1999 and 1998, respectively. Operating losses for other businesses and corporate office were $27.1 million for 1999 and $33.4 million for 1998. The decrease in operating losses in 1999 is due to the absence of full-year operating losses of MLJ (sold in July 1998) and Legi-Slate (sold in June 1999).

EQUITY IN LOSSES OF AFFILIATES. The Company's equity in losses of affiliates in 1999 was $8.8 million, compared to losses of $5.1 million in 1998. The Company's affiliate investments consists primarily of a 54 percent non-controlling interest in BrassRing (formed in late September 1999), a 50 percent interest in the International Herald Tribune, and a 49 percent interest in Bowater Mersey Paper Company Limited. The decline in 1999 affiliate results is primarily attributable to BrassRing, Inc., which is in the development and marketing phase of its operations.

NON-OPERATING ITEMS. In 1999, the Company incurred net interest expense of $25.7 million, compared to $10.4 million of net interest expense in 1998. The 1999 increase in net interest expense is attributable to borrowings executed by the Company to fund capital improvements, acquisition activities and share repurchases.

       The Company recorded other non-operating income of $21.4 million in 1999, compared to $304.7 million in 1998. The Company's 1999 other non-operating income consists principally of gains on the sale of marketable equity securities (mostly various Internet-related securities). The Company's 1998 other non-operating income consisted mostly of the non-recurring gains resulting from the Company's disposition of its 28 percent interest in Cowles Media Company, sale of 14 small cable systems and disposition of its investment interest in Junglee.

INCOME TAXES. The effective tax rate in 1999 was 39.9 percent, as compared to
37.5 percent in 1998. The increase in the effective tax rate is principally due to the 1998 disposition of Cowles Media Company being subject to state income tax in jurisdictions with lower tax rates.

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

       Revenues for 1998 totaled $2,110.4 million, an increase of 8 percent from $1,956.3 million in 1997. Advertising revenues increased 5 percent in 1998, and circulation and subscriber revenues increased 5 percent. Education revenues increased 46 percent in 1998 and other revenues increased 14 percent. The newspaper and broadcast divisions generated most of the increase in advertising revenues. The increase in circulation and subscriber revenues is primarily due to a 15 percent increase in subscriber revenues at the cable division (arising mostly from cable system acquisitions in 1998 and 1997). Revenue growth at Kaplan, Inc. (about two-thirds of which was from acquisitions) accounted for the increase in education revenues.

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

       The Company's 1998 operating income includes $62.0 million of net pension credits, compared to $30.2 million in 1997.

DIVISION RESULTS

NEWSPAPER PUBLISHING DIVISION. At the newspaper division, 1998 included 53 weeks as compared to 52 weeks in 1997. Newspaper division revenues increased 4 percent to $848.9 million, from $814.3 million in 1997. Advertising revenues at the newspaper division rose 5 percent over the previous year. At The Washington Post, advertising revenues increased 4 percent as a result of higher rates and a slight increase in volume. Classified advertising revenues at The Washington Post increased 5 percent primarily due to higher rates and higher recruitment volume. Retail advertising revenues at The Post declined 3 percent primarily as a result of a 7.5 percent decline in inches. Other advertising revenues (including general and preprint) at The Post increased 11 percent; general advertising volume was essentially unchanged for 1998; however, preprint volume increased 6 percent.

       Circulation revenues for the newspaper division remained essentially unchanged from 1997, with the extra week in 1998 offsetting the effects of a 1.3 percent decline in daily and Sunday circulation at The Washington Post.

       Newspaper division operating margin in 1998 decreased to 16 percent, from 19 percent in 1997. The decrease in 1998 operating margin is primarily attributable to increased costs arising from the expansion of the printing facilities of The Washington Post, a 10 percent increase in newsprint costs, and increased electronic media spending for the continued development of washingtonpost.com. The 10 percent increase in newsprint costs is comprised of a 4 percent increase in newsprint consumed (driven primarily by expanded suburban community coverage at The Washington Post) and a 6 percent increase in newsprint prices.

TELEVISION BROADCASTING DIVISION. Revenues at the broadcast division rose 6 percent to $357.6 million in 1998, compared to $338.4 million in 1997. The increase in revenues is primarily attributable to 1998 political advertising and increased local advertising revenues.

       Competitive market position remained strong for the Company's television stations. In the November 1998 Nielsen ratings book, WDIV, WJXT and KSAT continued to rank number one in audience share sign-on to sign-off, while WPLG tied for first place among English-language stations in the Miami market. KPRC, although still ranked third in the market, has narrowed the gap significantly and now challenges its closest competitors by as little as two audience share points. WKMG, which the broadcast division took over in September 1997, has remained in third place in Orlando while moving aggressively to build a strong news franchise.

       The operating margin at the broadcast division was 48 percent in 1998 and 1997. Excluding amortization of goodwill and intangibles, the operating margin was 52 percent in 1998 and 1997.

MAGAZINE PUBLISHING DIVISION. Magazine division revenues rose 2 percent to $399.5 million, from $389.9 million in 1997. The increase in revenue is attributable to revenue contributed by the business information trade periodicals acquired in December 1997, offset partially by a decline in revenue at Newsweek. Advertising revenues at Newsweek declined 7 percent primarily as the result of two fewer Newsweek domestic special issues in 1998 versus 1997 and softness in advertising at the international editions of Newsweek (particularly the Asian and Latin American editions). Total circulation revenue for the magazine division decreased 6 percent in 1998 due predominantly to the newsstand sales of two Newsweek domestic edition special issues in 1997, which were not recurring in 1998, as well as currency deflation at most of the international editions of Newsweek.

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

EDUCATION AND CAREER SERVICES DIVISION. The education and career services division's 1998 revenues totaled $194.9 million, a 66 percent increase over 1997 (with acquisitions accounting for approximately two-thirds of the increase). The remaining growth in revenue was primarily generated by the traditional test preparation and SCORE! businesses. Operating losses totaled $7.5 million for 1998, compared to $8.4 million in 1997. The 1998 operating results reflect improvements in operating income arising from the traditional test preparation business and acquisitions, offset by start-up costs associated with the opening of new SCORE! centers.

OTHER BUSINESSES AND CORPORATE OFFICE. Revenues from other businesses, including Legi-Slate, MLJ (sold in July 1998) and PASS Sports (nine months of 1997) totaled $11.5 million in 1998, compared to $38.8 million in 1997. The decline in revenue is due to the sale of PASS and MLJ.

       Other businesses and the corporate office recorded an operating loss in 1998 of $33.4 million, compared to a loss of $25.8 million in 1997.

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

       Other income, net, in 1998 was $304.7 million, compared to $69.5 million in 1997. For 1998, other income, net, includes $309.7 million arising from the disposition of the Company's 28 percent interest in Cowles Media Company, the sale of 14 small cable systems and the disposition of the Company's interest in Junglee, a facilitator of Internet commerce. For 1997, other income, net, includes $74.8 million in gains arising from the sale of the Bear Island partnerships and the sale of the assets of the Company's PASS regional cable sports network.

INCOME TAXES. The effective tax rate in 1998 was 37.5 percent, as compared to 39 percent in 1997. The decrease in the effective income tax rate is principally the result of the disposition of Cowles Media Company being subject to state income tax in jurisdictions with lower tax rates, and to a lesser extent, from a favorable IRS-approved income tax change in the fourth quarter of 1998.

FINANCIAL CONDITION: CAPITAL RESOURCES AND LIQUIDITY

ACQUISITIONS. During 1999, the Company acquired various businesses for about $90.5 million, which included, among others, $18.3 million for cable systems serving approximately 10,300 subscribers and $61.8 million for various educational and training companies to expand Kaplan, Inc.'s business offerings.

       During 1998, the Company acquired various businesses for about $320.6 million, which included, among others, $209.0 million for cable systems serving approximately 115,400 subscribers and $100.4 million for educational, training and career services companies.

       In 1997, the Company spent $118.9 million on business acquisitions. These acquisitions included, among others, $23.9 million for cable systems serving approximately 16,000 subscribers and $84.5 million for the publishing rights to two computer services industry periodicals and the rights to conduct two computer industry trade shows.

       On February 10, 2000, BrassRing, Inc. announced an agreement to acquire from Central Newspapers, Inc. the Westech Group of Companies in exchange for BrassRing, Inc. stock representing a 23 percent equity ownership in BrassRing, Inc. Westech provides Internet recruitment services and high-tech career fairs. Upon the closing of this transaction, the Company's ownership in BrassRing, Inc. will decline from 54 percent to 42 percent.

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

DISPOSITIONS

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

CAPITAL EXPENDITURES. During 1999, the Company's capital expenditures totaled $130.0 million, about half of which related to plant upgrades at the Company's cable subsidiary. The Company estimates that in 2000 it will spend approximately $145.0 million for property and equipment, primarily for various projects at the cable, broadcasting and newspaper divisions.

INVESTMENTS IN MARKETABLE EQUITY SECURITIES. At January 2, 2000, the fair value of the Company's investments in marketable equity securities was $203.0 million, which includes $165.8 million of Berkshire

Hathaway, Inc. Class A and B common stock and $37.2 million of various publicly traded common stocks of companies with Internet business concentrations.

       During 1999 the Company spent $20.0 million for 9,820 shares of Berkshire Hathaway, Inc. Class B common stock. The Company spent $165.0 million for 2,634 and 25 shares of Berkshire Hathaway, Inc. Class A and B common stock, respectively, during 1998. At February 25, 2000, the gross unrealized loss on the Company's Berkshire Hathaway, Inc. stock holdings totaled $51.5 million. The Company intends to hold the Berkshire Hathaway stock long-term and views the unrealized loss position at February 25, 2000 as temporary.

       During 1999, the Company sold various of its common stock holdings (most of which were Internet-related) netting proceeds of $54.8 million.

COMMON STOCK REPURCHASES AND DIVIDEND RATE. During 1999, 1998 and 1997, the Company repurchased 744,095, 41,033 and 846,290 shares, respectively, of its Class B common stock at a cost of $425.9 million, $20.5 million and $368.6 million, respectively. The annual dividend rate for 2000 was increased to $5.40 per share, from $5.20 per share in 1999, $5.00 per share in 1998 and $4.80 per share in 1997.

LIQUIDITY. At January 2, 2000, the Company had $75.5 million in cash and cash equivalents. At January 2, 2000, the Company had $487.7 million in short-term commercial paper borrowings outstanding at an average interest rate of 6.4 percent with various maturities throughout the first quarter of 2000.

       Additionally, at January 2, 2000 the Company had outstanding $400.0 million of 5.5 percent, 10 year unsecured notes, due in February 2009. The $400.0 million, 10 year notes were issued on February 15, 1999, netting approximately $395.0 million in proceeds after discount and fees. The notes require semiannual interest payments of $11.0 million payable on February 15th and August 15th. The Company used the proceeds from the issuance of the notes to repay an equal amount of short-term commercial paper borrowings then outstanding.

       The Company utilizes a $500.0 million revolving credit facility to support the issuance of its short-term commercial paper and to provide for general corporate purposes.

       The Company expects to fund its estimated capital needs primarily through internally generated funds, and, to a lesser extent, commercial paper borrowings. In management's opinion, the Company will have ample liquidity to meet its various cash needs in 2000.


YEAR 2000. The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that the Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll, or financial closings at month, quarterly, or year-end. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its customers or suppliers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers.

       The Company spent about $25 million on Year 2000 readiness efforts; $15 million related to assessment, repair and testing efforts and was expensed as incurred (approximately $8 million in 1999 and $7 million in 1998) and $10 million related to the replacement of non-compliant systems which have been capitalized and will be amortized over a period ranging between five and seven years.

FORWARD-LOOKING STATEMENTS. This annual report contains certain forward-looking statements that are based largely on the Company's current expectations. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. For more information about these forward-looking statements, and related risks, please refer to the section titled "Forward-looking Statements" in Part 1 of the Company's Annual Report on Form 10-K.

                     [ THIS PAGE INTENTIONNALY LEFT BLANK ]

TEN-YEAR SUMMARY OF SELECTED HISTORICAL FINANCIAL DATA


See Notes to Consolidated Financial Statements for the summary of significant accounting policies and additional information relative to the years 1997-1999.

(in thousands, except per share amounts)                                 1999                  1998                  1997
------------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
   Operating revenues.............................................  $    2,215,571       $     2,110,360       $     1,956,253
   Income from operations.........................................  $      388,453       $       378,897       $       381,351
   Income before cumulative effect of changes in accounting
      principle...................................................  $      225,785       $       417,259       $       281,574
   Cumulative effect of change in method of accounting for
      income taxes................................................              --                    --                    --
   Cumulative effect of change in method of accounting
      for postretirement benefits other than pensions.............              --                    --                    --
                                                                    ----------------------------------------------------------
   Net income.....................................................  $      225,785       $       417,259       $       281,574
                                                                    ==========================================================

PER SHARE AMOUNTS
   Basic earnings per common share
      Income before cumulative effect of changes in accounting
         principles...............................................  $        22.35       $         41.27       $         26.23
      Cumulative effect of changes in accounting principles.......              --                    --                    --
                                                                    ----------------------------------------------------------
      Net income..................................................  $        22.35       $         41.27       $         26.23
                                                                    ==========================================================
      Basic average shares outstanding............................          10,061                10,087                10,700
   Diluted earnings per share
      Income before cumulative effect of changes in accounting
         principles...............................................  $        22.30       $         41.10       $         26.15
      Cumulative effect of changes in accounting principles.......              --                    --                    --
                                                                    ----------------------------------------------------------
      Net income..................................................  $        22.30       $         41.10       $         26.15
                                                                    ==========================================================
      Diluted average shares outstanding..........................          10,082                10,129                10,733
   Cash dividends.................................................  $         5.20       $          5.00       $          4.80
   Common shareholders' equity....................................  $       144.90       $        157.34       $        117.36

FINANCIAL POSITION
   Current assets.................................................  $      476,159       $       404,878       $       308,492
   Working capital (deficit) .....................................        (346,389)               15,799              (300,264)
   Property, plant and equipment..................................         854,906               841,062               653,750
   Total assets...................................................       2,986,944             2,729,661             2,077,317
   Long-term debt.................................................         397,620               395,000                    --
   Common shareholders' equity....................................       1,367,790             1,588,103             1,184,074

(in thousands, except per share amounts)                                 1996                  1995                1994
------------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
   Operating revenues............................................. $      1,853,445      $     1,719,449     $     1,613,978
   Income from operations......................................... $        337,169      $       271,018     $       274,875
   Income before cumulative effect of changes in accounting
      principle................................................... $        220,817      $       190,096     $       169,672
   Cumulative effect of change in method of accounting for
      income taxes................................................               --                   --                  --
   Cumulative effect of change in method of accounting
      for postretirement benefits other than pensions.............               --                   --                  --
                                                                   -----------------------------------------------------------
   Net income..................................................... $        220,817      $       190,096     $       169,672
                                                                   ===========================================================

PER SHARE AMOUNTS
   Basic earnings per common share
      Income before cumulative effect of changes in accounting
         principles............................................... $          20.08      $         17.16     $         14.66
      Cumulative effect of changes in accounting principles.......               --                   --                  --
                                                                   -----------------------------------------------------------
      Net income.................................................. $          20.08      $         17.16     $         14.66
                                                                   ===========================================================
      Basic average shares outstanding............................           10,964               11,075              11,577
   Diluted earnings per share
      Income before cumulative effect of changes in accounting
         principles............................................... $          20.05      $         17.15     $         14.65
      Cumulative effect of changes in accounting principles.......               --                   --                  --
                                                                   -----------------------------------------------------------
      Net income.................................................. $          20.05      $         17.15     $         14.65
                                                                   ===========================================================
      Diluted average shares outstanding..........................           10,980               11,086              11,582
   Cash dividends................................................. $           4.60      $          4.40     $          4.20
   Common shareholders' equity.................................... $         121.24      $        107.60     $         99.32

FINANCIAL POSITION
   Current assets................................................. $        382,631      $       406,570     $       375,879
   Working capital (deficit) .....................................          100,995               98,393             102,806
   Property, plant and equipment..................................          511,363              457,359             411,396
   Total assets...................................................        1,870,411            1,732,893           1,696,868
   Long-term debt.................................................               --                   --              50,297
   Common shareholders' equity....................................        1,322,803            1,184,204           1,126,933


(in thousands, except per share amounts)                                   1993                    1992
-------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
   Operating revenues.............................................   $     1,498,191         $     1,450,867
   Income from operations.........................................   $       238,980         $       232,112
   Income before cumulative effect of changes in accounting
      principle...................................................   $       153,817         $       127,796
   Cumulative effect of change in method of accounting for
      income taxes................................................            11,600                      --
   Cumulative effect of change in method of accounting
      for postretirement benefits other than pensions.............                --                      --
                                                                     ---------------------------------------
   Net income.....................................................   $       165,417         $       127,796
                                                                     =======================================

PER SHARE AMOUNTS
   Basic earnings per common share
      Income before cumulative effect of changes in accounting
         principles...............................................   $         13.10         $         10.81
      Cumulative effect of changes in accounting principles.......              0.98                      --
                                                                     ---------------------------------------
      Net income..................................................   $         14.08         $         10.81
                                                                     =======================================
      Basic average shares outstanding............................            11,746                  11,827
   Diluted earnings per share
      Income before cumulative effect of changes in accounting
         principles...............................................   $         13.10         $         10.80
      Cumulative effect of changes in accounting principles.......              0.98                      --
                                                                     ---------------------------------------
      Net income..................................................   $         14.08         $         10.80
                                                                     =======================================
      Diluted average shares outstanding..........................            11,750                  11,830
   Cash dividends.................................................   $          4.20         $          4.20
   Common shareholders' equity....................................   $         92.84         $         84.17

FINANCIAL POSITION
   Current assets.................................................   $       625,574         $       524,975
   Working capital (deficit) .....................................           367,041                 242,627
   Property, plant and equipment..................................           363,718                 390,804
   Total assets...................................................         1,622,504               1,568,121
   Long-term debt.................................................            51,768                  51,842
   Common shareholders' equity....................................         1,087,419                 993,005

(in thousands, except per share amounts)                                 1991                       1990
-------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
   Operating revenues.............................................  $    1,380,261             $    1,438,640
   Income from operations.........................................  $      192,866             $      281,768
   Income before cumulative effect of changes in accounting
      principle...................................................  $      118,721             $      174,576
   Cumulative effect of change in method of accounting for
      income taxes................................................              --                         --
   Cumulative effect of change in method of accounting
      for postretirement benefits other than pensions.............         (47,897)                        --
                                                                   ------------------------------------------
   Net income.....................................................  $       70,824             $      174,576
                                                                   ==========================================

PER SHARE AMOUNTS
   Basic earnings per common share
      Income before cumulative effect of changes in accounting
         principles...............................................  $        10.00             $        14.46
      Cumulative effect of changes in accounting principles.......           (4.04)                        --
                                                                   ------------------------------------------
      Net income..................................................  $         5.96             $        14.46
                                                                   ==========================================
      Basic average shares outstanding............................          11,874                     12,073
   Diluted earnings per share
      Income before cumulative effect of changes in accounting
         principles...............................................  $        10.00             $        14.45
      Cumulative effect of changes in accounting principles.......           (4.04)                        --
                                                                   ------------------------------------------
      Net income..................................................  $         5.96             $        14.45
                                                                   ==========================================
      Diluted average shares outstanding..........................          11,876                     12,081
   Cash dividends.................................................  $         4.20             $         4.00
   Common shareholders' equity....................................  $        78.12             $        76.31

FINANCIAL POSITION
   Current assets.................................................  $      472,219             $      471,669
   Working capital (deficit) .....................................         183,959                    175,807
   Property, plant and equipment..................................         390,313                    394,979
   Total assets...................................................       1,487,661                  1,496,509
   Long-term debt.................................................          51,915                    126,988
   Common shareholders' equity....................................         924,285                    905,112

                               INDEX TO EXHIBITS

EXHIBIT                          DESCRIPTION
NUMBER                           -----------
------


3.1   ---   Certificate of Incorporation of the Company as amended through May
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
            under the Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee
            (incorporated by reference to Exhibit 4.2 to the Company's Annual
            Report on Form 10-K for the fiscal year ended January 3, 1999).

4.3   ---   Indenture dated as of February 17, 1999, between the Company and
            The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

10.1  ---   The Washington Post Company Annual Incentive Compensation Plan as
            amended and restated effective June 30, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form l0-Q for the quarter ended March 31, 1996).*

10.2  ---   The Washington Post Company Long-Term Incentive Compensation Plan as
            amended and restated effective March 9, 2000.*

10.3  ---   The Washington Post Company Stock Option Plan as amended and restated through March 12, 1998 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997).*

10.4  ---   The Washington Post Company Supplemental Executive Retirement
            Plan as amended and restated effective March 9, 2000. *

10.5  ---   The Washington Post Company Deferred Compensation Plan as
            amended and restated effective March 9, 2000.*

10.6  ---   Promissory Note between the Company and Alan G. Spoon dated
            November 24, 1999.*


10.7  ---   Consulting Agreement between the Company and Alan G. Spoon dated
            March 8, 2000.*

                         [Index Continued on Next Page]

EXHIBIT                          DESCRIPTION
NUMBER                           -----------
------

11    ---   Calculation of earnings per share of common stock.

21    ---   List of subsidiaries of the Company.

23    ---   Consent of independent accountants.

24    ---   Power of attorney dated March 9, 2000.

27    ---   Financial Data Schedule.


-----------------------

       * A management contract or compensatory plan or arrangement required to be included as an exhibit hereto pursuant to Item 14(c) of Form 10-K.