Form 10-Q
period 2000-04-02
WASHINGTON POST CO
filed 2000-05-16
CIK 104889

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly
Period Ended       April 2, 2000   Commission File Number 1-6714
            --------------------------------------------------------------------

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
                                             -----      ----

     Shares outstanding at May 3, 2000:

         Class A Common Stock                      1,739,250  Shares
         Class B Common Stock                      7,701,160  Shares

                           THE WASHINGTON POST COMPANY

                               INDEX TO FORM 10-Q

                                                                                                                 PAGE

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Statements of Income
                     (Unaudited) for the Thirteen Weeks
                     Ended April 2, 2000 and April 4, 1999..........................................................3

            Condensed Consolidated Statements of Comprehensive
                     Income (Unaudited) for the Thirteen Weeks
                     Ended April 2, 2000 and April 4, 1999..........................................................4

            Condensed Consolidated Balance Sheets at April 2, 2000
                     (Unaudited) and January 2, 2000................................................................5

            Condensed Consolidated Statements of Cash Flows
                     (Unaudited) for the Thirteen Weeks Ended
                     April 2, 2000 and April 4, 1999................................................................6

            Notes to Condensed Consolidated Financial Statements
                     (Unaudited)....................................................................................7

Item 2.     Management's Discussion and Analysis of Results of
                     Operations and Financial Condition............................................................10

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.......................................................................15

Signatures.........................................................................................................16

Exhibit 11

Exhibit 27 (Electronic Filing Only)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The Washington Post Company
Condensed Consolidated Statements of Income (Unaudited)

                                                                                          Thirteen Weeks Ended
                                                                                     ------------------------------
                                                                                      April 2,              April 4,
(In thousands, except per share amounts)                                               2000                  1999
                                                                                       ----                  ----
Operating revenues
  Advertising                                                                          $318,865              $300,002
  Circulation and subscriber                                                            147,589               141,431
  Education                                                                              71,450                52,018
  Other                                                                                   8,867                26,946
                                                                                        -------               -------
                                                                                        546,771               520,397
                                                                                        -------               -------
Operating costs and expenses
  Operating                                                                             296,072               286,583
  Selling, general and administrative                                                   135,421               116,997
  Depreciation of property, plant and equipment                                          28,386                25,118
  Amortization of goodwill and other intangibles                                         14,738                14,425
                                                                                        -------               -------
                                                                                        474,617               443,123
                                                                                        -------               -------

Income from operations                                                                   72,154                77,274

Other income (expense)
  Equity in losses of affiliates                                                        (11,304)               (2,510)
  Interest income                                                                           224                   246
  Interest expense                                                                      (12,567)               (6,813)
  Other, net                                                                             (6,938)                6,143
                                                                                        -------               -------

Income before income taxes                                                               41,569                74,340

Provision for income taxes                                                               17,500                29,150
                                                                                        -------               -------

Net income                                                                               24,069                45,190

Redeemable preferred stock dividends                                                       (500)                 (475)
                                                                                        -------               -------

Net income available for common shares                                                 $ 23,569              $ 44,715
                                                                                        =======               =======

Basic earnings per common share                                                        $   2.50              $   4.43
                                                                                        =======               =======

Diluted earnings per common share                                                      $   2.49              $   4.41
                                                                                        =======               =======

Dividends declared per common share                                                    $   2.70              $   2.60
                                                                                        =======               =======

Basic average number of common shares outstanding                                         9,440                10,098

Diluted average number of common shares outstanding                                       9,458                10,143


The Washington Post Company
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

                                                                                            Thirteen Weeks Ended
                                                                                     --------------------------------
                                                                                        April 2,             April 4,
(In thousands)                                                                           2000                  1999
                                                                                         ----                  ----

Net income                                                                             $ 24,069              $ 45,190
                                                                                        -------               -------
Other comprehensive income (loss)
  Foreign currency translation adjustment                                                  (441)               (3,109)
  Change in unrealized gain on available-for-sale
    securities                                                                           (3,932)               12,378
  Less:  reclassification adjustment for realized
    gains included in net income                                                              -                (2,994)
                                                                                        -------              --------
                                                                                         (4,373)                6,275
  Income tax benefit (expense) related to other
    comprehensive income                                                                  1,456                (3,662)
                                                                                        -------              --------
                                                                                         (2,917)                2,613
                                                                                        -------              --------
Comprehensive income                                                                   $ 21,152             $  47,803
                                                                                        =======              ========

The Washington Post Company
Condensed Consolidated Balance Sheets

(In thousands)                                                                      April 2,
                                                                                      2000                   January 2,
                                                                                  (unaudited)                   2000
                                                                                  ------------             ------------
Assets

Current assets
   Cash and cash equivalents                                                        $    29,308            $   75,479
   Investments in marketable equity securities                                           36,425                37,228
   Accounts receivable, net                                                             269,722               270,264
   Federal and state income taxes receivable                                                 --                48,597
   Inventories                                                                           25,189                13,890
   Other current assets                                                                  33,129                30,701
                                                                                      ---------             ---------
                                                                                        393,773               476,159

Property, plant and equipment

   Buildings                                                                            249,655               249,957
   Machinery, equipment and fixtures                                                  1,101,866             1,081,787
   Leasehold improvements                                                                54,162                53,048
                                                                                      ---------             ---------
                                                                                      1,405,683             1,384,792
   Less accumulated depreciation                                                       (655,892)             (626,899)
                                                                                      ---------             ---------
                                                                                        749,791               757,893
   Land                                                                                  37,101                37,301
   Construction in progress                                                              63,844                59,712
                                                                                      ---------             ---------
                                                                                        850,736               854,906

Investments in marketable equity securities                                             168,583               165,784
Investments in affiliates                                                               146,043               140,669
Goodwill and other intangibles,
   less accumulated amortization                                                        876,974               886,060
Prepaid pension cost                                                                    353,045               337,818
Deferred charges and other assets                                                       134,682               125,548
                                                                                      ---------             ---------
                                                                                     $2,923,836            $2,986,944
                                                                                      =========             =========

Liabilities and Shareholders' Equity

Current liabilities
   Accounts payable and accrued liabilities                                          $  232,153            $  254,105
   Deferred subscription revenue                                                         87,733                80,766
   Dividends declared                                                                    12,960                    --
   Short-term borrowings                                                                395,352               487,677
                                                                                      ---------             ---------
                                                                                        728,198               822,548

Other liabilities                                                                       276,915               273,110
Deferred income taxes                                                                   131,862               114,003
Long-term debt                                                                          397,685               397,620
                                                                                      ---------             ---------
                                                                                      1,534,660             1,607,281
                                                                                      ---------             ---------

Redeemable preferred stock                                                               13,148                11,873
                                                                                      ---------             ---------

Preferred stock                                                                              --                    --
                                                                                      ---------             ---------
Common shareholders' equity
   Common stock                                                                          20,000                20,000
   Capital in excess of par value                                                       121,924               108,867
   Retained earnings                                                                  2,767,804             2,769,676
   Accumulated other comprehensive income (losses)
      Cumulative foreign currency translation
         adjustment                                                                      (5,330)               (4,889)
      Unrealized gain on available-for-sale
         securities                                                                       2,793                 5,269
   Cost of Class B common stock held in treasury                                     (1,531,163)           (1,531,133)
                                                                                      ---------             ---------
                                                                                      1,376,028             1,367,790
                                                                                      ---------             ---------
                                                                                     $2,923,836            $2,986,944
                                                                                      =========             =========

The Washington Post Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                          Thirteen Weeks Ended
                                                                                     --------------------------------
                                                                                      April 2,               April 4,
(In thousands)                                                                          2000                   1999
                                                                                      ---------              --------
Cash flows from operating activities:
   Net income                                                                         $  24,069              $ 45,190
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation of property, plant and equipment                                   28,386                25,118
         Amortization of goodwill and other intangibles                                  14,738                14,425
         Net pension benefit                                                            (15,000)              (21,658)
         Gain on disposition of marketable equity
             securities                                                                      --                (6,689)
         Equity in losses of affiliates, net of
             distributions                                                               11,304                 2,509
         Provision for deferred income taxes                                             10,403                 4,048
         Change in assets and liabilities:
             Decrease in accounts receivable, net                                           542                 9,951
             Increase in inventories                                                    (11,299)               (4,334)
             Decrease in accounts payable and
                accrued liabilities                                                     (21,952)               (6,762)
             Increase (decrease) in deferred subscription
                revenue                                                                   6,967                (3,183)
             Decrease in income taxes receivable                                         48,597                22,131
             Decrease (increase) in other assets and
                other liabilities, net                                                    3,686               (11,324)
         Other                                                                            6,093                 2,692
                                                                                       --------              --------

      Net cash provided by operating activities                                         106,534                72,114
                                                                                       --------              --------

Cash flows from investing activities:
   Proceeds from sales of marketable equity securities                                       --                10,527
   Purchases of property, plant and equipment                                           (26,524)              (29,366)
   Investments in certain businesses                                                     (4,284)              (16,284)
   Other investments                                                                    (16,919)               (3,360)
                                                                                       --------              --------

      Net cash used in investing activities                                             (47,727)              (38,483)
                                                                                       --------              --------

Cash flows from financing activities:
   Net repayment of short term borrowings                                               (92,325)             (415,790)
   Issuance of long term debt                                                                --               397,425
   Dividends paid                                                                       (12,981)              (13,364)
   Proceeds from exercise of stock options                                                  547                 1,684
   Common shares repurchased                                                               (219)                 (770)
                                                                                       --------              --------

      Net cash used in financing activities                                            (104,978)              (30,815)
                                                                                       --------              --------

Net (decrease) increase in cash and cash equivalents                                    (46,171)                2,816

Beginning cash and cash equivalents                                                      75,479                15,190
                                                                                       --------              --------

Ending cash and cash equivalents                                                      $  29,308             $  18,006
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

Note 1: Acquisitions and Dispositions.

     There were no significant acquisitions in the first quarter of 2000. In the first quarter of 1999, the company acquired businesses for approximately $16.3 million, including an accredited distance education institute that offers degrees in paralegal studies and legal nurse consulting.

     In March 2000, the company reached an agreement in principle to trade the assets of certain of its cable television systems located in California for the assets of certain cable systems owned by AT&T Broadband in Idaho. In a related transaction, the company reached an agreement in principle whereby Insight, a cable system operator 50 percent owned by AT&T Broadband, agreed to purchase a cable system from the company serving 16,000 subscribers in Indiana. The company anticipates these transactions will be completed in the fourth quarter of 2000 and result in a net increase of approximately 20,000 subscribers.

Note 2:  Investments in Marketable Securities.

     Investments in marketable equity securities at April 2, 2000 and January 2, 2000 consist of the following (in thousands):

                                               April 2,          January 2,
                                                2000                2000
                                               -------            -------
              Total cost                      $200,292           $194,364
              Gross unrealized gains             4,716              8,648
                                               -------            -------
              Total fair value                $205,008           $203,012
                                               =======            =======

     There were no sales of marketable equity securities during the first quarter of 2000. During the first quarter of 1999, proceeds from sales of marketable equity securities were $10.5 million and gross realized gains on such sales were $6.7 million. Gross realized gain or losses upon the sale of marketable equity securities are included in "Other, net" in the Condensed Consolidated Statements of Income.

Note 3: Borrowings.

     On February 15, 1999, the company completed the issuance of $400.0 million
5.5 percent unsecured notes due February 15, 2009. The company is required to pay interest related to these notes on February 15 and August 15 of each year.

     During the first quarter of 2000 and 1999, the company had average borrowings outstanding of approximately $830.0 million and $449.0 million, respectively, at average annual interest rates of approximately 5.8 percent and
5.5 percent. During the first quarter of 2000 and 1999, the company incurred interest expense on borrowings of $12.1 million and $6.2 million, respectively.

Note 4: Business Segments.

     The following table summarizes financial information related to each of the company's business segments. The 2000 and 1999 results of operations information is for the thirteen weeks ended April 2, 2000 and April 4, 1999, respectively. The 2000 and 1999 asset information is as of April 2, 2000 and January 2, 2000, respectively.

(in thousands)

                                                                                       Education         Other
                                                                                          and         Businesses
                          Newspaper       Television       Magazine        Cable         Career      and Corporate
                         Publishing      Broadcasting    Publishing      Television     Services         Office        Consolidated
                         ----------      ------------    ----------      ----------     --------     -------------     ------------
2000
----
Operating revenues       $224,656          $ 78,742       $ 84,690        $ 86,653      $ 72,030        $      -        $  546,771
Income (loss) from
  operations             $ 36,251          $ 32,349       $  2,684        $ 14,645      $ (9,627)       $ (4,148)       $   72,154
Equity in losses of
  affiliates                                                                                                               (11,304)
Interest expense, net                                                                                                      (12,343)
Other expense, net                                                                                                          (6,938)
                                                                                                                        ----------
Income before income
  taxes                                                                                                                 $   41,569
                                                                                                                        ==========

Depreciation expense     $  9,604          $  3,111       $  1,289        $ 11,758      $  2,624        $      -        $   28,386
Amortization expense     $    392          $  3,534       $  1,697        $  7,414      $  1,701        $      -        $   14,738
Pension credit           $  4,636          $  1,346       $  9,018        $      -      $      -        $      -        $   15,000

Identifiable assets      $704,911          $423,690       $415,135        $710,505      $271,506        $ 47,038        $2,572,785
Investments in
  marketable equity
  securities                                                                                                               205,008
Investments in
  affiliates                                                                                                               146,043
                                                                                                                        ----------
 Total assets                                                                                                           $2,923,836
                                                                                                                        ==========


                                                                                       Education         Other
                                                                                          and         Businesses
                          Newspaper       Television       Magazine        Cable         Career      and Corporate
                         Publishing      Broadcasting    Publishing      Television     Services         Office        Consolidated
                         ----------      ------------    ----------      ----------     --------     -------------     ------------
1999
----
Operating revenues       $209,210          $ 80,297       $ 90,716        $ 80,799      $ 57,412        $  1,963        $  520,397
Income (loss) from
  operations             $ 33,690          $ 34,428       $  8,970        $ 14,818      $ (7,378)       $( 7,254)       $   77,274
Equity in losses of
  affiliates                                                                                                                (2,510)
Interest expense, net                                                                                                       (6,567)
Other income, net                                                                                                            6,143
                                                                                                                        ----------
Income before income
  taxes                                                                                                                 $   74,340
                                                                                                                        ==========

Depreciation expense     $  8,214          $  2,788       $  1,263        $ 10,754      $  1,993        $    106        $   25,118
Amortization expense     $    380          $  3,560       $  1,478        $  7,446      $  1,561        $      -        $   14,425
Pension credit           $  7,200          $  2,246       $ 12,212        $      -      $      -        $      -        $   21,658

Identifiable assets      $672,609          $444,372       $409,404        $718,230      $265,960        $132,688        $2,643,263
Investments in
  marketable equity
  securities                                                                                                               203,012
Investments in
  affiliates                                                                                                               140,669
                                                                                                                        ----------
 Total assets                                                                                                           $2,986,944
                                                                                                                        ==========

     Newspaper publishing includes the publication of newspapers in the Washington, D.C. area (The Washington Post and the Gazette community newspapers) and Everett, Washington (The Everett Herald). This business division also includes newsprint warehousing, recycling operations and the company's electronic media publishing business (primarily washingtonpost.com).

     Television broadcasting operations are conducted through six VHF, network-affiliated television stations serving the Detroit, Houston, Miami, San Antonio, Orlando and Jacksonville television markets.

     The magazine publishing division consists of the publication of a weekly news magazine, Newsweek, which has one domestic and three international editions, the publication of Arthur Frommer's Budget Travel, and the publication of business periodicals for the computer services industry and the Washington-area technology community.

     Cable television operations consist of over 50 cable systems offering basic cable and pay television services to approximately 740,000 subscribers in midwestern, western, and southern states.

     Education and career services are provided through the company's wholly-owned subsidiary Kaplan, Inc. Kaplan's four major lines of businesses include Test Preparation and Admissions, providing test preparation services for college and graduate school entrance exams; Kaplan Professional, providing education and career services to business people and other professionals; SCORE!, offering multi-media learning and private tutoring to children in kindergarten through twelfth grade; and KaplanCollege.com, Kaplan's distance learning business, including Concord University School and Law, the country's first online Law School.

     Other businesses and corporate office for 2000 includes the expenses of the company's corporate office. Through the first half of 1999, the other businesses and corporate office segment also includes the result of Legi-Slate, Inc., which was sold in June 1999.

     The company maintains stock option and stock appreciation right plans at its Kaplan subsidiary that provide for the issuance of stock options representing 10 percent of Kaplan's stock and the issuance of stock appreciation rights to certain members of Kaplan's management. The options and appreciation rights vest ratably over five years from issuance. For the first quarter of 2000 and 1999, the education and career services operating results include a non-cash charge of $1.5 million and $2.0 million, respectively, related to these plans.

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

RESULTS OF OPERATIONS

     Net income for the first quarter of 2000 was $24.1 million ($2.49 per share), a decrease of $21.1 million from net income of $45.2 ($4.41 per share) in the first quarter of last year. The decline in earnings is due to increased costs associated with the development of new businesses (impact of $12.8 million or $1.39 per share), the absence of marketable security sale gains recorded in the first quarter of 1999 which did not recur in 2000 (impact of $4.1 million or $.40 per share), higher interest expense (impact of $3.1 million or $.36 per share), and a reduced pension credit (impact of $4.3 million or $.41 per share). These declines were offset in part by improved operating results at the company's newspaper publishing division.

     Revenue for the first quarter of 2000 was $546.8 million, up 5 percent from $520.4 million in 1999. Advertising revenues and circulation and subscriber revenues increased 6 percent and 4 percent, respectively, over the prior year. Education revenues increased 38 percent and other operating revenues decreased 69 percent as compared to last year. The increase in advertising revenues is mostly due to a 9 percent increase in advertising revenue at The Washington Post. The increase in circulation and subscriber revenues is the result of a 6 percent improvement in subscriber revenues at Cable One, mainly due to rate increases established to offset the rising cost of programming. Growth at Kaplan, Inc., from acquisitions completed after March 1999 as well as growth at Kaplan's Score! and test preparation businesses, accounted for the majority of the increase in education revenues. The decrease in other revenues is attributable to the absence of revenues generated by Kaplan's career fair and HireSystems businesses (these businesses were contributed to BrassRing in the third quarter of 1999), as well as the absence of revenues from Legi-Slate (sold in June 1999).

     Costs and expenses for the first quarter of 2000 increased 7 percent to $474.6 million from $443.1 million in 1999. The increase in costs and expenses is the result of increased spending for new business initiatives, increased depreciation expense and decreased pension credit. The increased spending for new business initiatives occurred mainly at Kaplan, Inc., and Washingtonpost.Newsweek Interactive (WPNI). At Kaplan, additional spending was focused on the launch and build-out of various distance learning websites (including kaptest.com and kaplancollege.com) and the marketing and expansion of Score! learning centers. In addition, Kaplan continued the development of eSCORE.com, an educational services website designed to help parents with the educational development of their children. At Washingtonpost.Newsweek Interactive, increased spending was dedicated principally to marketing and sales initiatives as well as the further development of the website's features. The increase in depreciation expense is mainly due to capital spending at Cable One, The Washington Post, WPNI and Kaplan. The company's expenses for the first quarter of 2000 were reduced by $15.0 million of pension credits, compared to $21.0 million in the first quarter of 1999. Management expects the 2000 annual pension credit will approximate $60.0 million, compared to $82.0 million in 1999.

     Operating income for the quarter decreased 7 percent to $72.2 million, from $77.3 million in 1999.

NEWSPAPER PUBLISHING DIVISION. Newspaper publishing division revenue totaled $224.7 million for the first quarter of 2000, a 7 percent increase over revenue of $209.2 million in the first quarter of 1999. Division operating income for the first quarter increased 8 percent to $36.3 million, from $33.7 million in 1999. The improvement in division operating results is primarily attributable to a 25 percent increase in the operating income of The Washington Post newspaper, offset in part by increased spending for the marketing and advancement of washingtonpost.com.

     Post advertising revenue increased 9 percent to $166.4 million, from $153.1 million in 1999. Post daily circulation increased 1 percent; Sunday circulation for the first quarter of 2000 remained essentially unchanged.

     Net revenues at washingtonpost.com more than doubled in the first quarter of 2000 compared to the same period in 1999. Sale of online classified advertisements accounted for most of the increase.

TELEVISION BROADCASTING DIVISION. Revenue for the broadcast division declined 2 percent in the first quarter of 2000 to $78.7 million, from $80.3 million in 1999. Operating income for the first quarter of 2000 decreased 6 percent to $32.3 million, compared to $34.4 million in the first quarter of 1999. General softness in advertising accounted for the decline in first quarter operating income.

MAGAZINE PUBLISHING DIVISION. Revenue for the magazine publishing division decreased 7 percent in the first quarter of 2000 to $84.7 million, from $90.7 million in the first quarter of 1999. Magazine division operating income totaled $2.7 million for the first quarter of 2000, compared to $9.0 million for the same period in the prior year. The first quarter revenue and operating income was affected by the timing of a technology trade show conducted by the division's computer technology trade periodicals unit. The trade show will be conducted in the second quarter of 2000 versus the first quarter of 1999. Operating income was also adversely affected by a decline in pension credits.

Revenue derived from publishing Newsweek, Arthur Frommer's Budget Travel and computer trade periodicals was up slightly for the quarter.

CABLE TELEVISION DIVISION. Cable division revenue of $86.7 million for the first quarter of 2000 represents a 7 percent increase over 1999 first quarter revenue of $80.8 million. Cable division cash flow (operating income excluding depreciation and amortization expense) totaled $33.8 million for the first quarter of 2000, a 2 percent increase over the first quarter of 1999. Cable division operating income declined 1 percent. The decline in operating income is due mostly to an increase in programming expenses and higher depreciation expense. The increase in depreciation expense is due to capital spending for system rebuilds and upgrades which will enable the cable division to begin rolling-out new digital video and high-speed cable modem services to its subscribers in the second quarter of 2000.

     At the end of the first quarter of 2000, there were 741,400 basic subscribers.

EDUCATION AND CAREER SERVICES DIVISION. The company provides education and career services through its subsidiary, Kaplan, Inc. Kaplan's four major lines of businesses include Test Preparation and Admissions, providing test preparation services for college and graduate school entrance exams; Kaplan Professional, providing education and career services to business people and other professionals; SCORE!, offering multi-media learning and private tutoring to children in kindergarten through twelfth grade; and KaplanCollege.com, Kaplan's distance learning business, including Concord University School and Law, the country's first online Law School.

     Excluding the operating results of the career fair and HireSystems businesses from 1999 (these businesses were contributed to BrassRing in the third quarter of 1999), education and career services revenue increased 41 percent to $72.0 million in the first quarter of 2000, compared to $51.1 million in 1999. Operating losses for the quarter totaled $9.6 million, compared to $4.6 million in the first quarter of 1999. Approximately half of the 2000 revenue increase is attributable to businesses acquired after the first quarter of 1999. The remaining increase in revenue is due mostly to growth at the Score! and test preparation businesses. The decline in 2000 operating results is primarily attributable to marketing and expansion activities at Score!, start-up costs associated with eSCORE.com and the development of various distance learning initiatives (including kaptest.com and kaplancollege.com), offset in part by operating income generated by acquisitions completed after the first quarter of 1999.

     At the end of the first quarter of 2000, Score! operated 100 learning centers, compared to 68 centers at the end of the first quarter of 1999.

     Including the operating results of the career fair and HireSystems businesses in 1999, education and career services revenue increased 25 percent to $72.0 million in the first quarter of 2000, compared to $57.4 million in 1999. Operating losses for the quarter totaled $9.6 million, compared to operating losses of $7.4 million in the first quarter of 1999.

OTHER BUSINESSES AND CORPORATE OFFICE. Operating losses for the first quarter of 2000 totaled $4.1 million, representing a 43 percent improvement compared to the first quarter of 1999. The reduction in losses for the first quarter 2000 is primarily attributable to the absence of losses generated by Legi-Slate (sold in June 1999) and reduced spending at the company's corporate office.

EQUITY IN LOSSES OF AFFILIATES. The company's equity in losses of affiliates in the first quarter of 2000 was $11.3 million, compared with losses of $2.5 million in the first quarter of 1999. The company's affiliate investments consist of a 42 percent interest in BrassRing, Inc. (formed in late September
1999), 50 percent interest in the International Herald Tribune, and a 49 percent interest in Bowater Mersey Paper Company Limited. The decline in 2000 affiliate results is primarily attributable to BrassRing, Inc., which is in the development and marketing phase of its operations; BrassRing accounted for approximately $9.0 million of the total first quarter equity in losses of affiliates.

     In March 2000, BrassRing acquired the Westech Group of Companies, a provider of Internet recruiting services and high-tech career fairs, from Central Newspapers, Inc. in exchange for a 23 percent interest in BrassRing. As a result of this transaction, the company's equity interest in BrassRing declined from 54 percent to 42 percent. The company began recording its share of BrassRing losses at the reduced ownership percentage in March 2000.

NET INTEREST EXPENSE. For the first quarter of 2000, the company incurred net interest expense of $12.3 million, compared to $6.6 million for the same period in the prior year. At April 2, 2000, the company had $793.1 million in borrowings outstanding.

NON-OPERATING ITEMS. The company recorded other non-operating expense of $6.9 million for the first quarter of 2000, compared to $6.1 million in non-operating income for the first quarter of 1999. The 1999 non-operating income was comprised mostly of non-recurring gains arising from the sale of marketable securities (mostly various Internet-related securities).

INCOME TAXES. The effective tax rate during the first quarter of 2000 was 42.0 percent as compared to 39.2 percent in 1999. The increase in the effective tax rate is principally due to the non-recognition of benefits from state net operating loss carryforwards generated by certain of the company's new business start-up activities.

EARNINGS PER SHARE. The calculation of diluted earnings per share for the first quarter of 2000 was based on 9,458,000 weighted average shares outstanding, compared to 10,143,000 for the first quarter of 1999. The company made no significant repurchases of its stock during the first quarter of 2000.

FINANCIAL CONDITION:  CAPITAL RESOURCES AND LIQUIDITY

ACQUISITIONS. There were no significant acquisitions in the first quarter of 2000.

INVESTMENTS IN MARKETABLE EQUITY SECURITIES. At April 2, 2000, the fair value of the company's investments in marketable equity securities was $205.0 million, of which $168.6 million consists of the company's investment in the common stock of Berkshire Hathaway, Inc. The remaining investments in marketable equity securities consist of common stock investments in various publicly traded companies, most of which have concentrations in Internet business activities.

CAPITAL EXPENDITURES. During the first quarter of 2000, the company's capital expenditures totaled $26.5 million, the most significant portion of which related to plant upgrades at the company's cable subsidiary. The company anticipates it will spend approximately $145.0 million throughout 2000 for property and equipment, primarily for various projects at the newspaper and cable divisions.

LIQUIDITY. Throughout the first quarter of 2000 the company repaid $92.3 million of commercial paper borrowings with cash generated from operations as well as from the receipt of a $45.0 million income tax refund.

During the first quarter of 2000, the company had average borrowings outstanding of approximately $830.0 million at an average annual interest rate of 5.8 percent.

The company expects to fund its estimated capital needs primarily through internally generated funds, and to a lesser extent, commercial paper borrowings. In management's opinion, the company will have ample liquidity to meet its various cash needs throughout 2000.

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

     27   Financial Data Schedule - April 2, 2000

     (Electronic filing only).

     (b) No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THE WASHINGTON POST COMPANY
                                                     (Registrant)

Date:  May 12, 2000                           /s/ DONALD E. GRAHAM
-------------------                   ------------------------------------------
                                             Donald E. Graham, Chairman &
                                                Chief Executive Officer
                                             (Principal Executive Officer)


Date:  May 12, 2000                        /s/ JOHN B. MORSE, JR.
-------------------                   ------------------------------------------
                                      John B. Morse, Jr., Vice President-Finance
                                             (Principal Financial Officer)