Form 10-Q
period 2000-07-02
WASHINGTON POST CO
filed 2000-08-14
CIK 104889

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended         July 2, 2000
                                       ------------

Commission File Number                 1-6714
                                       ------------


                      THE WASHINGTON POST COMPANY
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)


               Delaware                       53-0182885
     -------------------------------          ----------------
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)           Identification No.)

     1150 15th Street, N.W. Washington, D.C.  20071
     ---------------------------------------  -----
     (Address of principal executive offices) (Zip Code)

                            (202) 334-6000
           --------------------------------------------------
          (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X. No: .
                                        ---     ---

     Shares outstanding at August 8, 2000:

          Class A Common Stock          1,739,250 Shares
          Class B Common Stock          7,709,095 Shares

                   THE WASHINGTON POST COMPANY

                       Index to Form 10-Q

                                                                  Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of Income
               (Unaudited) for the Thirteen and Twenty-six
               Weeks Ended July 2, 2000 and July 4, 1999............ 3

          Condensed Consolidated Statements of Comprehensive
               Income (Unaudited) for the Thirteen and
               Twenty-six Weeks Ended July 2, 2000 and
               July 4, 1999......................................... 4

          Condensed Consolidated Balance Sheets
               at July 2, 2000 (Unaudited) and January 2, 2000...... 5

          Condensed Consolidated Statements of Cash Flows
               (Unaudited) for the Twenty-six Weeks Ended
               July 2, 2000 and July 4, 1999........................ 6

          Notes to Condensed Consolidated Financial Statements
               (Unaudited).......................................... 7

Item 2.   Management's Discussion and Analysis of Results of
               Operations and Financial Condition................... 12

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders....... 21

Item 6.   Exhibits and Reports on Form 8-K.......................... 22

Signatures.......................................................... 23

Exhibit 11

Exhibit 27 (Electronic Filing Only)

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

The Washington Post Company
Condensed Consolidated Statements of Income (Unaudited)

                                            Thirteen Weeks Ended    Twenty-six Weeks Ended
                                            --------------------    ----------------------
                                             July 2,    July 4,      July 2,      July 4,
(In thousands, except per share amounts)      2000       1999         2000         1999
                                            --------   --------     ---------    ---------
Operating revenues
  Advertising                               $353,514   $341,602     $  672,379   $  641,604
  Circulation and subscriber                 148,905    142,854        296,495      284,285
  Education                                   68,803     56,445        140,833      107,457
  Other                                       20,318     16,294         28,604       44,246
                                            --------   --------      ---------    ---------
                                             591,540    557,195      1,138,311    1,077,592

Operating costs and expenses
  Operating                                  316,252    294,172        612,297      580,756
  Selling, general and administrative        138,704    116,414        274,126      233,410
  Depreciation of property, plant
    and equipment                             28,638     25,305         57,024       50,423
  Amortization of goodwill and other
    intangibles                               14,755     14,619         29,493       29,044
                                            --------   --------      ---------    ---------
                                             498,349    450,510        972,940      893,633
                                            --------   --------      ---------    ---------

Income from operations                        93,191    106,685        165,371      183,959

Other income (expense)
  Equity in (losses)earnings of affiliates    (9,471)       731        (20,775)      (1,779)
  Interest income                                275        213            498          459
  Interest expense                           (12,573)    (5,441)       (25,140)     (12,254)
  Other                                        1,556      9,471         (5,408)      15,613
                                            --------   --------      ---------    ---------

Income before income taxes                    72,978    111,659        114,546      185,998
                                            --------   --------      ---------    ---------

Provision for income taxes                    31,800     43,750         49,300       72,900
                                            --------   --------      ---------    ---------

Net income                                    41,178     67,909         65,246      113,098

Redeemable preferred stock dividends            (263)      (237)          (763)        (712)
                                            --------   --------      ---------    ---------

Net income available for common shares      $ 40,915   $ 67,672      $  64,483    $ 112,386
                                            ========   ========      =========    =========

Basic earnings per common share             $   4.33   $   6.70      $    6.83    $   11.13
                                            ========   ========      =========    =========

Diluted earnings per common share           $   4.33   $   6.67      $    6.82    $   11.08
                                            ========   ========      =========    =========

Dividends declared per common share         $   1.35   $   1.30      $    4.05    $    3.90
                                            ========   ========      =========    =========

Basic average number of common shares
  outstanding                                  9,443     10,098          9,441       10,098

Diluted average number of common shares
  outstanding                                  9,458     10,140          9,458       10,141

The Washington Post Company
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

                                            Thirteen Weeks Ended    Twenty-six Weeks Ended
                                            --------------------    ----------------------
                                             July 2,    July 4,      July 2,      July 4,
(In thousands)                                2000       1999         2000         1999
                                            --------   --------     --------      --------
Net income                                   $41,178    $67,909      $65,246      $113,098
                                            --------   --------     --------      --------
Other comprehensive loss
  Foreign currency translation adjustment       (737)      (239)      (1,179)       (3,348)
  Change in unrealized gain on
    available-for-sale securities            (24,669)   (20,385)     (28,420)      (12,420)
  Less:  reclassification adjustment
    for realized gains included in
    net income                                   (16)    (7,258)        (197)       (5,832)
                                            --------   --------     --------      --------
                                             (25,422)   (27,882)     (29,796)      (21,600)

Income tax benefit related to
  other comprehensive loss                     9,736     10,781       11,193         7,112
                                            --------   --------     --------      --------
                                            ( 15,686)   (17,101)     (18,603)      (14,488)
                                            --------   --------     --------      --------

Comprehensive income                        $ 25,492   $ 50,808     $ 46,643      $ 98,610
                                            ========   ========     ========      ========

The Washington Post Company
Condensed Consolidated Balance Sheets

(In thousands)                                   July 2,
                                                  2000         January 2,
                                               (unaudited)       2000
Assets                                          ---------      ----------
Current assets
 Cash and cash equivalents                      $   26,520     $   75,479
 Investments in marketable equity securities        19,977         37,228
 Accounts receivable, net                          292,977        270,264
 Federal and state income taxes receivable          25,817         48,597
 Inventories                                        26,468         13,890
 Other current assets                               37,245         30,701
                                                ----------     ----------
                                                   429,004        476,159

Property, plant and equipment
 Buildings                                         247,060        249,957
 Machinery, equipment and fixtures               1,115,334      1,081,787
 Leasehold improvements                             55,113         53,048
                                                ----------     ----------
                                                 1,417,507      1,384,792
 Less accumulated depreciation                    (678,484)      (626,899)
                                                ----------     ----------
                                                   739,023        757,893
 Land                                               36,900         37,301
 Construction in progress                           89,857         59,712
                                                ----------     ----------
                                                   865,780        854,906

Investments in marketable equity securities        159,036        165,784
Investments in affiliates                          136,277        140,669
Goodwill and other intangibles,
 less accumulated amortization                     869,181        886,060
Prepaid pension cost                               367,872        337,818
Deferred charges and other assets                  139,396        125,548
                                                ----------     ----------
                                                $2,966,546     $2,986,944
                                                ==========     ==========
Liabilities and Shareholders' Equity

Current liabilities
 Accounts payable and accrued liabilities       $  254,635     $  254,105
 Deferred subscription revenue                      81,614         80,766
 Dividends declared                                 13,000             --
 Short-term borrowings                             125,000        487,677
                                                ----------     ----------
                                                   474,249        822,548

Other liabilities                                  281,174        273,110
Deferred income taxes                              134,089        114,003
Long-term debt                                     672,852        397,620
                                                ----------     ----------
                                                 1,562,364      1,607,281
                                                ----------     ----------

Redeemable preferred stock                          13,148         11,873
                                                ----------     ----------
Preferred stock                                         --             --
                                                ----------     ----------
Common shareholders' equity
 Common stock                                       20,000         20,000
 Capital in excess of par value                    123,673        108,867
 Retained earnings                               2,795,934      2,769,676
 Accumulated other comprehensive income (losses)
   Cumulative foreign currency translation
     adjustment                                     (6,068)        (4,889)
   Unrealized (loss) gain on available-for-sale
     securities                                    (12,155)         5,269
 Cost of Class B common stock held in treasury  (1,530,350)    (1,531,133)
                                                __________     __________
                                                 1,391,034      1,367,790
                                                ----------     ----------
                                                $2,966,546     $2,986,944
                                                ==========     ==========

The Washington Post Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                          Twenty-six Weeks Ended
                                                          ----------------------
                                                             July 2,   July 4,
(In thousands)                                                2000      1999
                                                          ----------  ----------
Cash flows from operating activities:
  Net income                                              $   65,246  $  113,098
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation of property, plant and equipment            57,024      50,423
     Amortization of goodwill and other intangibles           29,493      29,044
     Net pension benefit                                     (30,000)    (43,000)
     Gain on disposition of marketable equity securities      (4,299)    (17,013)
     Provision for deferred income taxes                      22,684       6,448
     Equity in losses of affiliates, net of
       distributions                                          20,775       1,779
     Change in assets and liabilities:
       Increase in accounts receivable, net                  (22,713)    (20,902)
       Increase in inventories                               (12,578)     (1,116)
       Increase in accounts payable and
         accrued liabilities                                     500       7,879
         Decrease in income taxes receivable                  22,780       6,278
       Decrease in other assets and other
         liabilities, net                                      1,289       2,505
     Other                                                     9,043       1,165
                                                          ----------  ----------

     Net cash provided by operating activities               159,244     136,588
                                                          ----------  ----------
Cash flows from investing activities:
  Purchases of property, plant and equipment                 (64,602)    (64,951)
  Investments in certain businesses                          (16,685)    (28,431)
  Proceeds from sale of marketable securities                  5,609      27,379
  Purchase of marketable securities                               --      (3,370)
  Other investments                                          (26,416)    (14,387)
  Other                                                        5,017       4,280
                                                          ----------  ----------

       Net cash used in investing activities                 (97,077)    (79,480)
                                                          ----------  ----------
Cash flows from financing activities:
  Principal payments on debt                                 (87,576)   (420,115)
  Issuance of debt                                                --     397,425
  Dividends paid                                             (25,988)    (26,719)
  Common shares repurchased                                     (219)     (8,424)
  Proceeds from exercise of stock options                      2,657       3,242
                                                          ----------  ----------
    Net cash used in financing activities                   (111,126)    (54,591)
                                                          ----------  ----------

Net (decrease) increase in cash and cash equivalents         (48,959)      2,517

Beginning cash and cash equivalents                           75,479      15,190
                                                          ----------  ----------
Ending cash and cash equivalents                           $  26,520    $ 17,707
                                                          ==========  ==========

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

Note 1:  Acquisitions and Dispositions

Acquisitions. During the first six months of 2000, the company acquired various businesses for approximately $16.7 million, including a cable system serving approximately 4,000 subscribers in South Sioux City, Nebraska.

   During the first six months of 1999, the company acquired various businesses for approximately $28.4 million, including an accredited distance education institute that offers degrees in paralegal studies and legal nurse consulting, and a provider of test preparation services for the United States Medical Licensing Exam.

Dispositions. There were no business dispositions during the first six
months  of 2000.  In June 1999, the company sold Legi-Slate, Inc.   No
significant gain or loss arose from the sale of Legi-Slate.

Note 2:  Investments in Marketable Securities

   Investments in marketable equity securities at July 2, 2000 and January 2, 2000 consist of the following (in thousands):

                                         July 2,       January 2,
                                          2000           2000
                                        --------       ---------
       Total cost                       $198,982        $194,364
       Gross unrealized (losses) gains   (19,969)          8,648
                                        --------       ---------
       Total fair value                 $179,013        $203,012
                                        ========       =========

  During the second quarter and first six months of 2000, proceeds from sales of marketable equity securities were $5.6 million. Gross realized gains on such sales were $4.3 million. During the second quarter and first six months of 1999, proceeds from sales of marketable equity securities were $16.9 million and $27.4 million, respectively. Gross realized gains on such sales were $10.3 million and $17.0
million, respectively.   Gross realized gains upon the sale of
marketable equity securities are included in "Other, net" in the Condensed Consolidated Statements of Income.

Note 3:  Borrowings

   On February 15, 1999, the company completed the issuance of $400.0 million 5.5 percent unsecured notes due February 15, 2009. The company is required to pay interest related to these notes on February 15 and August 15 of each year.

   During the second quarter and first half of 2000, the company had average borrowings outstanding of approximately $797.7 million and $816.8 million, respectively, at an average interest rate of approximately 6.1 percent and 5.9 percent, respectively. During the second quarter and first half of 1999, the company had average borrowings outstanding of approximately $425.7 million and $437.7 million, respectively, at average interest rates of approximately 5.7 percent and 5.6 percent, respectively.

  The company's commercial paper borrowings at July 2, 2000 totaled $400,232 of which $275,232 has been classified in the consolidated balance sheet as long-term debt as the company has the ability and intent to finance such borrowings on a long-term basis under its existing credit agreements.

  During the first half of 2000 and 1999, the company incurred interest costs on borrowings of $24.2 million and $12.3 million, respectively, of which $1.2 million was capitalized in 1999. No significant interest costs were capitalized in the first half of 2000. Interest costs for construction and upgrade of qualifying assets are capitalized.

Note 4: Business Segments.

   The following table summarizes financial information related to each of the company's business segments. The 2000 and 1999 asset information is as of July 2, 2000 and January 2, 2000, respectively.

Second Quarter Period
(in thousands)

                                                                            Education     Other
                                                                               and      Businesses
                          Newspaper   Television    Magazine    Cable        Career    and Corporate
                          Publishing  Broadcasting  Publishing  Television  Services      Office       Consolidated
                          ----------  ------------  ----------  ----------  --------   -------------   ------------
2000
Operating revenues        $228,158    $ 89,419      $115,624    $ 89,536    $ 68,803     $      -       $  591,540
Income (loss) from
  operations              $ 37,211    $ 42,769      $ 20,751    $ 16,084    $(16,355)    $ (7,269)      $   93,191
Equity in losses of
  affiliates                                                                                                (9,471)
Interest expense, net                                                                                      (12,298)
Other income, net                                                                                            1,556
Income before income                                                                                    ----------
  taxes                                                                                                 $   72,978
                                                                                                        ==========

Depreciation expense      $  9,452    $  3,230      $  1,288    $ 11,822    $  2,846     $      -       $   28,638
Amortization expense      $    388    $  3,534      $  1,697    $  7,388    $  1,748     $      -       $   14,755
Pension credit (expense)  $  4,549    $  1,346      $  9,024    $   (170)   $   (172)    $      -       $   14,577

Identifiable assets       $715,023    $432,786      $432,244    $719,582    $272,489     $ 79,132       $2,651,256
Investments in
  marketable equity
  securities                                                                                               179,013
Investments in
   affiliates                                                                                              136,277
                                                                                                        ----------
  Total  assets                                                                                         $2,966,546
                                                                                                        ==========

                                                                            Education     Other
                                                                               and      Businesses
                          Newspaper   Television    Magazine    Cable        Career    and Corporate
                          Publishing  Broadcasting  Publishing  Television  Services      Office       Consolidated
                          ----------  ------------  ----------  ----------  --------   -------------   ------------
1999
Operating revenues        $219,542    $ 91,022      $100,586    $ 83,120    $ 61,045     $  1,880       $  557,195
Income (loss) from
  operations              $ 42,301    $ 45,942      $ 17,719    $ 15,573    $ (6,958)    $ (7,892)      $  106,685
Equity in earnings of
  affiliates                                                                                                   731
Interest expense, net                                                                                       (5,228)
Other income, net                                                                                            9,471
Income before income                                                                                   -----------
   taxes                                                                                                $  111,659
                                                                                                       ===========

Depreciation expense      $  8,361    $  2,825      $  1,244    $ 10,754    $  2,012     $    109       $   25,305
Amortization expense      $    380    $  3,559      $  1,478    $  7,446    $  1,756     $      -       $   14,619
Pension credit (expense)  $  7,200    $  2,246      $ 12,212    $   (149)   $   (151)    $    (14)      $   21,344

Identifiable assets       $672,609    $444,372      $409,404    $718,230    $265,960     $132,688       $2,643,263
Investments in
  marketable equity
  securities                                                                                               203,012
Investments in
   affiliates                                                                                              140,669
                                                                                                        ----------
  Total assets                                                                                          $2,986,944
                                                                                                         =========

Six Month Period
(in thousands)

                                                                            Education     Other
                                                                               and      Businesses
                          Newspaper   Television    Magazine    Cable        Career    and Corporate
                          Publishing  Broadcasting  Publishing  Television  Services      Office       Consolidated
                          ----------  ------------  ----------  ----------  --------   -------------   ------------
2000
Operating revenues        $452,814    $168,160      $200,314    $176,190    $140,833     $      -       $1,138,311
Income (loss) from
  operations              $ 73,462    $ 75,145      $ 23,435    $ 30,729    $(25,982)    $(11,418)      $  165,371
Equity in losses of
  affiliates                                                                                               (20,775)
Interest expense, net                                                                                      (24,642)
Other expense, net                                                                                          (5,408)
Income before income                                                                                    ----------
   taxes                                                                                                $  114,546
                                                                                                        ==========

Depreciation expense      $ 19,056    $  6,341      $  2,577    $ 23,580    $  5,470     $      -       $   57,024
Amortization expense      $    781    $  7,067      $  3,394    $ 14,802    $  3,449     $      -       $   29,493
Pension credit (expense)  $  9,098    $  2,691      $ 18,048    $   (340)   $   (344)    $      -       $   29,153

                                                                            Education     Other
                                                                               and      Businesses
                          Newspaper   Television    Magazine    Cable        Career    and Corporate
                          Publishing  Broadcasting  Publishing  Television  Services      Office       Consolidated
                          ----------  ------------  ----------  ----------  --------   -------------   ------------
1999
Operating revenues        $428,752    $171,319      $191,302    $163,919    $118,457     $  3,843       $1,077,592
Income (loss) from
  operations              $ 75,991    $ 80,370      $ 26,689    $ 30,391    $(14,336)    $(15,146)      $  183,959
Equity in losses of
  affiliates                                                                                                (1,779)
Interest expense, net                                                                                      (11,795)
Other income, net                                                                                           15,613
Income before income                                                                                    ----------
   taxes                                                                                                $  185,998
                                                                                                        ==========
Depreciation expense      $ 16,576    $  5,613      $  2,507    $ 21,508    $  4,005     $    214       $   50,423
Amortization expense      $    760    $  7,119      $  2,956    $ 14,892    $  3,317     $      -       $   29,044
Pension credit (expense)  $ 14,400    $  4,492      $ 24,424    $   (298)   $   (302)    $    (28)      $   42,688

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

   The company maintains stock option and stock appreciation right plans at its Kaplan subsidiary that provide for the issuance of stock options representing 10 percent of Kaplan's stock and the issuance of stock appreciation rights to certain members of Kaplan's management. The options
and appreciation rights vest ratably over five years from issuance.   For
the second quarter and first half of 2000, the education and career services operating results include a non-cash charge of $1.5 million and $3.0 million, respectively, related to these plans. For the second quarter and first half of 1999, the education and career services operating results include a non-cash charge of $1.7 million and $3.7 million, respectively, related to these plans.

Note 5: Subsequent Event

     On July 27, 2000, the company acquired Quest Education Corporation (Quest). The acquisition was completed through an all cash tender offer in which the company purchased substantially all the outstanding stock of Quest for $18.35 per share. The total purchase price, including transaction fees, is expected to approximate $165 million. The acquisition was financed through the issuance of additional short-term borrowings.

     The operating results of Quest from the date of acquisition will be included in the Education and Career Services segment. In its Annual Report on Form 10-K for the year ended March 31, 2000, Quest reported $115.3 million in net revenues and operating income of $13.8 million.

     Quest, headquartered in Atlanta, Ga., is a leading provider of post-secondary education, currently serving more that 13,400 students in 30 schools located in 11 states. Quest's schools offer bachelor degrees, associate degrees, and diploma programs designed to provide students with the knowledge and skills necessary to qualify them for entry-level employment, primarily in the fields of health care, business and information technology.

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

Second Quarter Comparisons

     Net income for the second quarter of 2000 was $41.2 million ($4.33 per share), a decrease of $26.7 million, or 39 percent, from net income of $67.9 million ($6.67 per share) in the second quarter of last year. The decline in second quarter earnings was primarily caused by increased costs associated with the development of new businesses (impact of $11.8 million or $1.34 per share), marketable equity security gains recorded in the second quarter of 1999 which did not recur in 2000 (impact of $7.2 million or $0.67 per share), higher interest expense (impact of $4.0 million or $0.44 per share), and a reduced pension credit (impact of $4.9 million or $0.43 per share). These declines were offset in part by higher operating income at the company's magazine publishing division.

     Revenue for the second quarter of 2000 was $591.5 million, up 6 percent from $557.2 million in 1999. Advertising revenues and circulation and subscriber revenues increased 3 and 4 percent, respectively, over the prior year. Education revenues increased 22 percent and other operating revenues increased 25 percent as compared to last year. The increase in advertising revenues is mostly due to advertising gains at The Washington Post newspaper, Newsweek magazine and washingtonpost.com. The increase in circulation and subscriber revenues is the result of a 7 percent improvement in subscriber revenues at Cable One, mainly due to rate increases established to offset the rising cost of programming. The growth in Education revenues primarily resulted from acquisitions completed after June 1999 as well as growth at Kaplan's Score! and test preparation businesses. The increase in other revenues is mostly attributable to the timing of a technology trade show which occurred during the second quarter of 2000 versus the first quarter of 1999.

     Costs and expenses for the second quarter of 2000 increased 11 percent to $498.3 million from $450.5 million in 1999. The increase in costs and expenses is the result of increased spending for new business initiatives, higher depreciation expense and a lower pension credit.

     The increased spending for new business initiatives occurred mainly at Kaplan, Inc., and Washingtonpost.Newsweek Interactive. At Kaplan, new business spending was focused on the build-out of various distance learning websites (including kaptest.com and kaplancollege.com) and the marketing and expansion of Score! Educational Centers. In addition, Kaplan continued the development and marketing of eSCORE.com, an educational services website designed to help parents with the development of their children. At Washingtonpost.Newsweek Interactive, increased spending was dedicated principally to marketing and sales initiatives.

     Also included in the quarterly impact of new business development activities quantified above is $2.9 million ($0.33 earnings per share) in incremental net losses arising from the company's development of web-delivered recruiting, career development, and hiring management services (BrassRing, Inc.). The company owns a 42 percent equity interest in BrassRing and records its percentage of BrassRing losses in the equity in losses of affiliates line. For the first nine months of 1999, prior to the formation of BrassRing, the company developed these activities through majority-owned subsidiaries, the results of which were included in the Education and Career Services segment.

     The increase in depreciation expense is mainly due to capital spending at Cable One, The Washington Post, and Kaplan.

     The company's expenses for the second quarter of 2000 were reduced by $14.6 million of pension credits, compared to $21.3 million in the second quarter of 1999. Management expects the 2000 annual pension credit will approximate $60.0 million, compared to $82.0 million in 1999. The decline in the 2000 pension credit is mostly attributable to lower investment returns generated by pension funds in 1999.

     Operating income in the second quarter of 2000 and 1999 was $93.2 million and $106.7 million, respectively, a decrease of 13 percent.

Newspaper Publishing. At the newspaper division, revenues increased 4 percent in the second quarter of 2000 to $228.2 million; division operating income for the second quarter declined 12 percent to $37.2 million. The overall decline in division operating income is attributable to increased spending for the marketing and advancement of washingtonpost.com and a lower pension credit, offset in part by higher operating income at The Washington Post newspaper.

     Print advertising revenues at The Washington Post newspaper increased 2 percent in the second quarter of 2000. Online advertising revenues increased approximately 140 percent for the second quarter 2000 compared to the same period in the prior year.

     Post daily circulation increased 1 percent; Sunday circulation decreased 1 percent from the same period last year.

     Newsprint expense at the newspaper publishing division increased 6 percent in the second quarter of 2000 due mostly to price increases.

Television Broadcasting. Revenues at the broadcast division totaled $89.4 million for the second quarter of 2000, a 2 percent decline from the second quarter of 1999. Division operating income for the quarter totaled $42.8 million, a decrease of 7 percent from the prior year. The decline in second quarter 2000 operating results is primarily attributable to general softness in advertising, as well as a decline in the pension credit.

Magazine Publishing. Revenues at the magazine division were $115.6 million for the second quarter of 2000, a 15 percent increase from the second quarter of 1999; division operating income for the second quarter of 2000 improved 17 percent to $20.8 million.

     The 17 percent improvement in second quarter operating results is due in part to the timing of a technology trade show conducted by the division's computer technology trade periodicals unit. The trade show was conducted in the second quarter of 2000 versus the first quarter of 1999. Improved operating results at Newsweek for the second quarter of 2000, offset in part by lower pension credits, also contributed to the division's positive second quarter operating income trend.

Cable Television. At the cable division, second quarter 2000 revenues of $89.5 million were 8 percent higher than 1999; division cash flow (operating income excluding depreciation and amortization expense) rose to $35.3 million for the second quarter of 2000, an increase of 5 percent over the second quarter of 1999.

     Cable division operating income increased 3 percent for the second quarter of 2000. The increase in operating income is mostly due to higher rates, offset in part by an increase in programming expenses and higher depreciation expense.

     The increase in depreciation expense is due to capital spending for system rebuilds and upgrades which will enable the cable division to offer new digital video and high-speed cable modem services. The cable division began its roll-out plan for cable modem services in the second quarter of 2000 and plans to launch its digital services program in the third quarter of this year.

     At the end of the second quarter of 2000, there were 738,400 basic service subscribers.

Education and Career Services. The company provides education and career services through its subsidiary, Kaplan, Inc. Kaplan's four major lines of business include Test Preparation and Admissions, providing test preparation services for college and graduate school entrance exams; Kaplan Professional, providing education and career services to business people and other professionals; SCORE!, offering multi-media learning and private tutoring to children in kindergarten through twelfth grade; and KaplanCollege.com, Kaplan's distance learning business, including Concord University School of Law, the country's first online Law School

     Excluding the operating results of the career fair and HireSystems businesses from 1999 (these businesses were contributed to BrassRing in the third quarter of 1999), education division revenue increased 22 percent to $68.8 million in the second quarter of 2000, compared to $56.4 million in 1999. Operating losses for the quarter totaled $16.4 million, compared to operating losses of $2.1 million in the second quarter of 1999. Approximately half of the second quarter revenue increase for 2000 is attributable to acquisitions. The remaining increase in revenue is due mostly to growth at the Score! and test preparation businesses. The decline in 2000 operating results is primarily attributable to marketing and expansion activities at Score!, start-up costs associated with eSCORE.com, and the development of various distance learning initiatives (including kaptest.com and kaplancollege.com), offset in part by operating income generated by acquisitions completed after the second quarter of 1999.

     Including the operating results of the career fair and HireSystems businesses in 1999, education and career services revenue increased 13 percent to $68.8 million in the second quarter of 2000, compared to $61.0 million in 1999. Operating losses for the second quarter totaled $16.4 million, compared to operating losses of $7.0 million in the second quarter of 1999.

     Test preparation revenues, which comprise approximately half of Kaplan's annual revenues, are seasonally strongest in the third and fourth quarters while test preparation operating expenses are relatively consistent throughout the year.

Other Businesses and Corporate Office. Operating losses for the second quarter of 2000 totaled $7.3 million, representing an 8 percent improvement compared to the second quarter of 1999. The reduction in 2000 losses is primarily attributable to the absence of losses generated by Legi-Slate (sold in June 1999) and reduced spending at the company's corporate office.

Equity in Earnings and Losses of Affiliates. The company's equity in losses of affiliates for the second quarter of 2000 was $9.5 million, compared to earnings of $0.7 million in the second quarter of 1999. The company's affiliate investments consist of a 42 percent interest in BrassRing, Inc. (formed in late September 1999), a 50 percent interest in the International Herald Tribune, and a 49 percent interest in Bowater Mersey Paper Company Limited. The decline in 2000 affiliate results is primarily attributable to BrassRing, Inc., which is in the development and marketing phase of its operations.
BrassRing accounted for approximately $9.3 million of the total 2000 second quarter equity in losses of affiliates.

Non-Operating Items. The company recorded other non-operating income of $1.6 million for the second quarter of 2000, compared to income of $9.5 million in the second quarter of 1999. The 1999 non-operating income was comprised mostly of non-recurring gains arising from the sale of marketable securities (mostly various Internet-related securities).

Net Interest Expense. For the second quarter of 2000, the company incurred net interest expense of $12.3 million, compared to $5.2 million for the same period in the prior year. At July 2, 2000, the company had $797.9 million in borrowings outstanding.

Income taxes. The effective tax rate during the second quarter of 2000 was 43.6 percent compared to 39.2 percent in 1999. The increase in the effective tax rate is principally due to the non-recognition of benefits from state net operating loss carryforwards generated by certain of the company's new business start-up activities.

Earnings Per Share. The calculation of diluted earnings per share for the second quarter of 2000 was based on 9,458,000 weighted average shares outstanding, compared to 10,140,000 for the second quarter.
The company made no significant repurchases of its stock during the second quarter of 2000.

Six Month Comparisons

     For the first six months of 2000, net income totaled $65.2 million ($6.82 per share), compared with net income of $113.1 million ($11.08 per share) for the same period in 1999. Consistent with the company's results for the second quarter of 2000, the decrease in the company's six-month earnings is primarily attributable to new business development, the absence of non-recurring gains from the sale marketable securities which occurred in 1999, higher interest expense, and a lower pension credit. These factors were offset in part by increased operating income at The Washington Post newspaper and the company's magazine publishing division.

     Revenue for the first half of 2000 was $1,138.3 million, up 6 percent over revenue of $1,077.6 million for the first six months of 1999. Advertising revenues and circulation and subscriber revenues increased 5 percent and 4 percent, respectively, over the prior year. Education revenues increased 31 percent, while other operating revenues decreased 35 percent, as compared to the first six months of 1999. The increase in advertising revenue is mostly attributable to advertising gains at The Washington Post newspaper, Newsweek magazine and washingtonpost.com. The improvement in circulation and subscriber revenues is attributable to 6 percent improvement in Cable One subscriber revenues, mainly due to rate increases. The increase in education revenues arose from acquisitions completed after June 1999, and to a lesser extent, growth at Score and the test preparation businesses. The decrease in other revenues is primarily due to the absence of revenues generated by Legi-Slate (sold in June 1999).

     Costs and expenses for the first six months of 2000 increased 9 percent to $972.9 million from $893.6 million in 1999. The increase in costs and expenses is the result of increased spending for new business initiatives, higher depreciation expense and lower pension credits.

     The increased spending for new business initiatives occurred mainly at Kaplan, Inc., and Washingtonpost.Newsweek Interactive. At Kaplan, new business spending was focused on the build-out of various distance learning websites (including kaptest.com and kaplancollege.com) and the marketing and expansion of Score! Educational Centers. In addition, Kaplan continued the development and marketing of eSCORE.com, an educational services website designed to help parents with the development of their children. At Washingtonpost.Newsweek Interactive, increased spending was dedicated principally to marketing and sales initiatives.

     The increase in depreciation expense is mainly due to capital spending at Cable One, The Washington Post newspaper and Kaplan. The company's expenses for the first six months of 2000 were reduced by $29.2 million of pension credits, compared to $42.7 million during the first six months of 1999.

     Operating income declined 10 percent to $165.4 million, from $184.0 million in 1999.

Newspaper Publishing. Newspaper division revenues of $452.8 million in the first half of 2000 were up 6 percent over the comparable period of 1999; division operating income for the first half of 2000 totaled $73.5 million, a 3 percent decrease from the prior year. The decrease in operating income for the first six months is due to increased spending for the marketing and advancement of washingtonpost.com and reduced pension credits, offset in part by higher operating income at The Washington Post newspaper.

     Print advertising revenue at The Washington Post newspaper increased 4 percent for the first six months of 2000. For the first six months of 2000, daily circulation at The Post increased 1 percent, while Sunday circulation declined 1 percent compared to the same period of the prior year. Newsprint expense decreased 3 percent from the same period in the prior year.

     Online advertising revenues increased approximately 140 percent for first six months of 2000 compared to the same period in the prior year.

Television Broadcasting. Revenues at the broadcast division totaled $168.2 million, 2 percent less than revenues for the first six months of 1999; division operating income through the first six months of 1999 totaled $75.1 million, a decline of 7 percent as compared to the same period in 1999. The overall decrease in broadcast division operating results is due to general softness in advertising.

Magazine Publishing. Magazine division revenue totaled $200.3 million for the first six months of 2000, an increase of 5 percent over 1999. Magazine division operating income for the first six months of 2000 totaled $23.4 million, a 12 percent decrease from 1999.

     The 12 percent decline in operating income for the first six months was principally due to reduced pension credits, offset by improved operating results at Newsweek.

Cable Television. Cable division revenues of $176.2 million increased 7 percent in the first half of 2000; division cash flow (operating income excluding depreciation and amortization expense) of $69.1 million increased 3 percent over 1999. Cable division operating income increased 1 percent for the first six months of 2000. The increase in operating income is mostly due to higher rates, offset in part by an increase in programming expenses and higher depreciation expense.

     The increase in depreciation expense is due to capital spending for system rebuilds and upgrades which will enable the cable division to offer new digital video and high-speed cable modem services.

Education and Career Services. Excluding the operating results of the career fair and HireSystems businesses from 1999 (these businesses were contributed to BrassRing in the third quarter of 1999), education division revenue increased 31 percent to $140.8 million for the first six months of 2000. Operating losses for the first six months of 2000 totaled $26.0 million, compared to operating losses of $6.7 million for the same period of 1999. Approximately half of the six-month revenue increase for 2000 is attributable to acquisitions. The remaining increase in revenue is due mostly to growth at the Score! and test preparation businesses. The decline in 2000 operating results is primarily attributable to marketing and expansion activities at Score!, start-up costs associated with eSCORE.com, and the development of various distance learning initiatives (including kaptest.com and kaplancollege.com), offset in part by operating income generated by acquisitions completed after the second quarter of 1999.

     Including the operating results of the career fair and HireSystems businesses in 1999, education and career services revenue increased 19 percent to $140.8 million for the first six months of 2000. Operating losses for the first six months of 2000 totaled $26.0 million compared to $14.3 million in 1999.

Other Businesses and Corporate Office. Operating losses for the first six months of 2000 totaled $11.4 million, a 25 percent improvement from 1999. The reduction in 2000 losses is primarily attributable to the absence of losses generated by Legi-Slate (sold in June 1999) and reduced spending at the company's corporate office.

Equity in Losses of Affiliates. For the first six months of 2000, the company's equity in losses of affiliates totaled $20.8 million, compared to losses of $1.8 million for the same period in 1999. The decline in 2000 affiliate results is primarily attributable to BrassRing, Inc., which is in the development and marketing phase of its operations. BrassRing accounted for approximately $18.3 million of the total equity in losses of affiliates during the first six months of 2000.

Non-Operating Items. The company recorded other non-operating losses of $5.4 million for the first six months of 2000, compared to non-operating income of $15.6 million for the same period of 1999. The 1999 non-operating income was comprised mostly of non-recurring gains arising from the sale of marketable securities (mostly various Internet-related securities).

Income Taxes. The effective tax rate during the first six months of 2000 was 43.0 percent compared to 39.2 percent in 1999. The increase in the effective tax rate is principally due to the non-recognition of benefits from state net operating loss carryforwards generated by certain of the company's new business start-up activities.

Earnings Per Share. The calculation of diluted earnings per share for the first six months of 2000 was based on 9,458,000 weighted average shares outstanding, compared to 10,141,000 for the first six months of 1999. The company made no significant repurchases of its stock during the first six months of 2000.


Financial Condition:  Capital Resources and Liquidity

Acquisitions. During the first six months of 2000, the company acquired various businesses for approximately $16.7 million, including a cable system in South Sioux City, Nebraska, serving approximately 4,000 subscribers.

Investments in Marketable Equity Securities. At July 2, 2000, the fair value of the company's investments in marketable equity securities was $179.0 million, of which $159.0 million consists of the company's investment in the common stock of Berkshire Hathaway, Inc. ("Berkshire"). The remaining investments in marketable equity securities consist of common stock investments in various publicly traded companies, most of which have concentrations in Internet business activities.

     At July 2, 2000 the gross unrealized loss attributable to the company's investment in the common stock of Berkshire totaled $25.9 million. The company intends to hold the Berkshire stock long-term and views the unrealized loss position at July 2, 2000 as temporary. In fact, as of August 8, 2000, the fair value of Berkshire Hathaway, Inc. common stock had increased to the point where the company's investment in Berkshire was in a gross unrealized gain position.

     During the first six months of 2000, the company received approximately $5.6 million from the sale of certain marketable equity securities.

Capital Expenditures. During the first six months of 2000, the company's capital expenditures totaled approximately $64.6 million, the most significant portion of which related to plant upgrades at the company's cable subsidiary. The company anticipates it will spend approximately $145 million throughout 2000 for property and equipment, primarily for various projects at the cable, newspaper and broadcast divisions.

Liquidity. Throughout the first half of 2000 the company repaid $87.6 million of commercial paper borrowings with cash generated from operations as well as from the receipt of a $45.0 million income tax refund.

     During the first half of 2000, the company had average borrowings outstanding of approximately $816.8 million at an average annual interest rate of 5.9 percent.

     The company expects to fund its estimated capital needs, including the Quest acquisition described in Note 5 to the Condensed Consolidated Financial Statements for the second quarter ended July 2, 2000, primarily through internally generated funds and commercial paper borrowings.
In management's opinion, the company will have ample liquidity to meet its various cash needs throughout 2000.

Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). This bulletin summarizes certain of the Staff's views in the application of generally accepted accounting principles to revenue recognition in financial statements. The required implementation of SAB 101 has been deferred until the fourth quarter of 2000, although adoption would be as of January 1, 2000. The company is monitoring on-going interpretations of SAB 101, but at this time believes that there will be no material impact on the company's financial statements.

Forward-Looking Statements

     All public statements made by the company and its representatives which are not statements of historical fact, including statements in this quarterly report, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. These risks and uncertainties include: changes in prevailing economic conditions, particularly in the specific geographic and other markets served by the company; actions of competitors; changes in customer preferences; changes in communications and broadcast technologies; and the effects of changing cost or availability of raw materials, including changes in the cost or availability of newsprint and magazine body paper. They also include other risks detailed from time to time in the company's publicly-filed documents, including the company's Annual Report on Form 10-K for the period ended January 2, 2000.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     At the company's May 11, 2000, Annual Meeting of Stockholders, the stockholders elected each of the nominees to its Board of Directors
named in the company's proxy statement dated March 31, 2000.   The
voting results are set forth below:

                           Class A Directors

                                Votes          Votes      Broker
       Nominee                   For          Withheld  Non-Votes

     Warren E. Buffett         1,739,250        -0-        -0-
     George J. Gillespie III   1,739,250        -0-        -0-
     Donald E. Graham          1,739,250        -0-        -0-
     Katharine Graham          1,739,250        -0-        -0-
     William J. Ruane          1,739,250        -0-        -0-
     Richard D. Simmons        1,739,250        -0-        -0-
     George W. Wilson          1,739,250        -0-        -0-

                           Class B Directors

                                Votes          Votes      Broker
       Nominee                   For          Withheld  Non-Votes

     Daniel B. Burke           6,305,104       25,804      -0-
     Donald R. Keough          6,301,816       29,092      -0-
     Ralph E. Gormory          6,305,304       25,604      -0-

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

     11   Calculation of Earnings per Share of
          Common Stock.

     27   Financial Data Schedule - July 2, 2000 (Electronic filing only).

     (b) On June 27, 2000, the company filed a report on Form 8-K related to the announcement of its agreement to purchase all the outstanding shares of Quest Education Corporation in an all cash tender offer to be commenced by Kaplan, Inc., a wholly-owned subsidiary of the company.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE WASHINGTON POST COMPANY
                                      (Registrant)



Date:  August 11, 2000           /s/ Donald E. Graham
       ---------------        ----------------------------
                              Donald E. Graham, Chairman &
                                 Chief Executive Officer
                              (Principal Executive Officer)




Date:  August 11 , 2000          /s/ John B. Morse, Jr.
       ----------------       ----------------------------
                                John B. Morse, Jr., Vice
                                    President-Finance
                              (Principal Financial Officer)