Form 10-Q
period 2000-10-01
WASHINGTON POST CO
filed 2000-11-15
CIK 104889

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarterly
Period Ended        October 1, 2000   Commission File Number 1-6714
            -------------------------------------------------------------------


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
                                              ------  -----

            Shares outstanding at November 1, 2000:

                Class A Common Stock                1,739,250 Shares
                Class B Common Stock                7,709,250 Shares

                           THE WASHINGTON POST COMPANY

                               INDEX TO FORM 10-Q

                                                                                                                       PAGE

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

            Condensed Consolidated Statements of Income
                        (Unaudited) for the Thirteen and Thirty-nine
                        Weeks Ended October 1, 2000 and
                        October 3, 1999................................................................................3

            Condensed Consolidated Statements of Comprehensive
                        Income (Unaudited) for the Thirteen and
                        Thirty-nine Weeks Ended October 1, 2000 and
                        October 3, 1999................................................................................4

            Condensed Consolidated Balance Sheets
                        at October 1, 2000 (Unaudited) and January 2, 2000.............................................5

            Condensed Consolidated Statements of Cash Flows
                        (Unaudited) for the Thirty-nine Weeks Ended
                        October 1, 2000 and October 3, 1999............................................................6

            Notes to Condensed Consolidated Financial Statements
                        (Unaudited)....................................................................................7

Item 2.     Management's Discussion and Analysis of Results of
                        Operations and Financial Condition............................................................12

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K..........................................................................22

Signatures  ..........................................................................................................24

Exhibit 11

Exhibit 27 (Electronic Filing Only)

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

The Washington Post Company
Condensed Consolidated Statements of Income (Unaudited)



                                                      Thirteen Weeks Ended             Thirty-nine Weeks Ended
                                               --------------------------------    ----------------------------------
                                                October 1,         October 3,       October 1,          October 3,
(In thousands, except per share amounts)           2000              1999              2000                1999
                                              -----------        -----------        -----------        -----------

Operating revenues
  Advertising                                 $   338,428        $   311,891        $ 1,010,807        $   953,494
  Circulation and subscriber                      151,144            147,016            447,639            431,301
  Education                                        99,428             67,522            240,261            174,824
  Other                                            13,452             13,151             42,057             57,552
                                              -----------        -----------        -----------        -----------

                                                  602,452            539,580          1,740,764          1,617,171
                                              -----------        -----------        -----------        -----------
Operating costs and expenses
  Operating                                       340,733            293,948            953,031            874,765
  Selling, general and administrative             131,206            118,198            405,332            351,546
  Depreciation of property, plant
      and equipment                                30,019             26,265             87,043             76,687
  Amortization of goodwill and other
    intangibles                                    15,937             14,813             45,430             43,857
                                              -----------        -----------        -----------        -----------
                                                  517,895            453,224          1,490,836          1,346,855
                                              -----------        -----------        -----------        -----------

Income from operations                             84,557             86,356            249,928            270,316

Other income (expense)
  Equity in losses of affiliates, net              (8,890)               (59)           (29,666)            (1,839)
  Interest income                                     228                186                726                646
  Interest expense                                (14,617)            (6,473)           (39,757)           (18,728)
  Other                                               238              8,279             (5,169)            23,893
                                              -----------        -----------        -----------        -----------

Income before income taxes                         61,516             88,289            176,062            274,288
                                              -----------        -----------        -----------        -----------

Provision for income taxes                         28,000             36,600             77,300            109,500
                                              -----------        -----------        -----------        -----------

Net income                                         33,516             51,689             98,762            164,788

Redeemable preferred stock dividends                 (263)              (237)            (1,026)              (950)
                                              -----------        -----------        -----------        -----------

Net income available for common shares        $    33,253        $    51,452        $    97,736        $   163,838
                                              ===========        ===========        ===========        ===========

Basic earnings per common share               $      3.52        $      5.12        $     10.35        $     16.25
                                              ===========        ===========        ===========        ===========

Diluted earnings per common share             $      3.51        $      5.10        $     10.33        $     16.18
                                              ===========        ===========        ===========        ===========

Dividends declared per common share           $      1.35        $      1.30        $      5.40        $      5.20
                                              ===========        ===========        ===========        ===========

Basic average number of common shares
   outstanding                                      9,448             10,060              9,443             10,085

Diluted average number of common shares
   outstanding                                      9,463             10,101              9,459             10,127



The Washington Post Company
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

                                                       Thirteen Weeks Ended             Thirty-nine Weeks Ended
                                                    ---------------------------       ----------------------------
                                                    October 1,       October 3,       October 1,       October 3,
(In thousands)                                        2000             1999             2000             1999
                                                    --------         --------         --------         --------
Net income                                          $  33,516        $  51,689        $  98,762        $ 164,788
                                                    ---------        ---------        ---------        ---------

Other comprehensive income (loss)
      Foreign currency translation adjustment          (2,266)             811           (3,445)          (2,536)
      Change in unrealized gain on
        available-for-sale securities                  30,296          (42,480)           1,876          (60,167)
      Less:  reclassification adjustment
        for realized gains included in
        net income                                          -          (11,430)            (197)         (11,996)
                                                    ---------        ---------        ---------        ---------
                                                       28,030          (53,099)          (1,766)         (74,699)

Income tax (expense) benefit related
  to other comprehensive loss                         (11,757)          21,025             (564)          28,138
                                                    ---------        ---------        ---------        ---------
                                                       16,273          (32,074)          (2,330)         (46,561)
                                                    ---------        ---------        ---------        ---------

Comprehensive income                                $  49,789        $  19,615        $  96,432        $ 118,227
                                                    =========        =========        =========        =========

The Washington Post Company
Condensed Consolidated Balance Sheets


                                                           October 1,
                                                              2000            January 2,
                                                           (unaudited)          2000
                                                          -----------        ----------
Assets

Current assets
    Cash and cash equivalents                             $    29,759        $    75,479
    Investments in marketable equity securities                19,441             37,228
    Accounts receivable, net                                  315,449            270,264
    Federal and state income taxes receivable                  30,738             48,597
    Inventories                                                33,074             13,890
    Other current assets                                       33,603             30,701
                                                          -----------        -----------
                                                              462,064            476,159

Property, plant and equipment
    Buildings                                                 258,754            249,957
    Machinery, equipment and fixtures                       1,174,922          1,081,787
    Leasehold improvements                                     63,362             53,048
                                                          -----------        -----------
                                                            1,497,038          1,384,792
    Less accumulated depreciation                            (716,450)          (626,899)
                                                          -----------        -----------
                                                              780,588            757,893
    Land                                                       37,893             37,301
    Construction in progress                                   77,050             59,712
                                                          -----------        -----------
                                                              895,531            854,906

Investments in marketable equity securities                   190,009            165,784
Investments in affiliates                                     125,636            140,669
Goodwill and other intangibles,
    less accumulated amortization                           1,008,866            886,060
Prepaid pension cost                                          383,032            337,818
Deferred charges and other assets                             160,476            125,548
                                                          -----------        -----------
                                                          $ 3,225,614        $ 2,986,944
                                                          ===========        ===========

Liabilities and Shareholders' Equity

Current liabilities
    Accounts payable and accrued liabilities              $   287,348        $   254,105
    Deferred subscription revenue                              82,798             80,766
    Dividends declared                                         13,000                 --
    Short-term borrowings                                     125,000            487,677
                                                          -----------        -----------
                                                              508,146            822,548

Other liabilities                                             314,388            273,110
Deferred income taxes                                         149,491            114,003
Long-term debt                                                811,018            397,620
                                                          -----------        -----------
                                                            1,783,043          1,607,281
                                                          -----------        -----------

Redeemable preferred stock                                     13,148             11,873
                                                          -----------        -----------

Preferred stock                                                    --                 --
                                                          -----------        -----------
Common shareholders' equity
    Common stock                                               20,000             20,000
    Capital in excess of par value                            124,883            108,867
    Retained earnings                                       2,816,433          2,769,676
    Accumulated other comprehensive income (losses)
         Cumulative foreign currency translation
            adjustment                                         (8,334)            (4,889)
         Unrealized gain on available-for-sale
            securities                                          6,384              5,269
    Cost of Class B common stock held in treasury          (1,529,943)        (1,531,133)
                                                          -----------        -----------
                                                            1,429,423          1,367,790
                                                          -----------        -----------
                                                          $ 3,225,614        $ 2,986,944
                                                          ===========        ===========

The Washington Post Company
Condensed Consolidated Statements of Cash Flows (Unaudited)



                                                                        Thirty-nine Weeks Ended
                                                                       -------------------------
                                                                       October 1,      October 3,
(In thousands)                                                           2000             1999
                                                                        --------        --------

Cash flows from operating activities:
    Net income                                                        $  98,762        $ 164,788
    Adjustments to reconcile net income to net cash
         provided by operating activities:
              Depreciation of property, plant and equipment              87,043           76,687
              Amortization of goodwill and other intangibles             45,430           43,857
              Net pension benefit                                       (45,000)         (63,000)
              Gain on sale of marketable equity securities               (4,900)         (36,174)
              Provision for deferred income taxes                        26,222            9,335
              Equity in losses of affiliates, net of
                  distributions                                          29,666            1,839
              Change in assets and liabilities:
                  Increase in accounts receivable, net                  (31,263)         (25,179)
                  Increase in inventories                               (19,184)          (2,196)
                  Increase in accounts payable and
                       accrued liabilities                               27,174            7,337
                  Decrease in income taxes receivable                    20,037           16,487
                  Decrease (increase) in other assets and other
                       liabilities, net                                  25,939          (18,247)
              Other                                                      (4,469)          11,830
                                                                      ---------        ---------

         Net cash provided by operating activities                      255,457          187,364
                                                                      ---------        ---------

Cash flows from investing activities:
    Net proceeds from sale of business                                    1,000            2,000
    Purchases of property, plant and equipment                         (108,585)         (92,198)
    Investments in certain businesses                                  (197,061)         (48,491)
    Proceeds from sale of marketable securities                           6,287           51,820
    Purchase of marketable securities                                        --          (23,332)
    Other                                                               (14,879)         (10,456)
                                                                      ---------        ---------

         Net cash used in investing activities                         (313,238)        (120,657)
                                                                      ---------        ---------

Cash flows from financing activities:
    Principal payments on debt                                               --         (387,740)
    Issuance of debt                                                     47,306          397,425
    Dividends paid                                                      (39,006)         (40,034)
    Common shares repurchased                                              (253)         (36,083)
    Proceeds from exercise of stock options                               4,014            4,304
                                                                      ---------        ---------

         Net cash provided by (used in) financing activities             12,061          (62,128)
                                                                      ---------        ---------

Net (decrease) increase in cash and cash equivalents                    (45,720)           4,579

Beginning cash and cash equivalents                                      75,479           15,190
                                                                      ---------        ---------

Ending cash and cash equivalents                                      $  29,759        $  19,769
                                                                      =========        =========

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

Note 1:  Acquisitions and Dispositions

Acquisitions. During the first nine months of 2000, the company acquired Quest Education Corporation (on August 2, 2000) for approximately $177.7 million, including assumed debt and related acquisition expenses, and two cable systems serving approximately 8,500 subscribers in South Sioux City, NE (in June 2000) and Diamondhead, MS (in August 2000) for approximately $16.2 million.

       The acquisition of Quest Education Corporation (Quest) was completed through an all cash tender offer in which the company purchased substantially all the outstanding stock of Quest for $18.35 per share. The acquisition was financed through the issuance of additional short-term borrowings. The operating results of Quest from the date of acquisition have been included in the Education segment.

       Quest, headquartered in Atlanta, Ga., is a leading provider of post-secondary education, currently serving more than 13,400 students in 30 schools located in 11 states. Quest's schools offer bachelor degrees, associate degrees, and diploma programs designed to provide students with the knowledge and skills necessary to qualify them for entry-level employment, primarily in the fields of health care, business and information technology.

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

Dispositions. There were no business dispositions during the first nine months of 2000. In June 1999, the company sold the assets of Legi-Slate, Inc. No significant gain or loss arose from the sale.

Note 2:  Investments in Marketable Securities

       Investments in marketable equity securities at October 1, 2000 and January 2, 2000 consist of the following (in thousands):


                                                                                     October 1,              January 2,
                                                                                       2000                     2000
                                                                                     --------                ----------
                  Total cost                                                         $199,123                 $194,364
                  Gross unrealized gains                                               10,327                    8,648
                                                                                     --------                 --------
                  Total fair value                                                   $209,450                 $203,012
                                                                                     ========                 ========


       During the third quarter and first nine months of 2000, proceeds from sales of marketable equity securities were $0.7 million and $6.3 million, respectively. Gross realized gains on such sales were $0.6 million and $4.9 million, respectively. During the third quarter and first nine months of 1999, proceeds from sales of marketable equity securities were $24.4 million and $51.8 million, respectively. Gross realized gains on such sales were $19.2 million and $36.2 million, respectively. Gross realized gains upon the sale of marketable equity securities are included in "Other, net" in the Condensed Consolidated Statements of Income.

Note 3:  Borrowings

       During the third quarter and first nine months of 2000, the company had average borrowings outstanding of approximately $883.2 million and $845.3 million, respectively, at average interest rates of approximately 6.4 percent and 6.0 percent, respectively. During the third quarter and first nine months of 1999, the company had average borrowings outstanding of approximately $446.4 million and $441.9 million, respectively, at average interest rates of approximately 5.7 percent and 5.6 percent, respectively.

       The company's borrowings outstanding at October 1, 2000 consist of $400.0 million 5.5 percent unsecured notes due February 15, 2009 and $536.0 million in commercial paper borrowings. At October 1, 2000, the company has classified $411.0 million of its commercial paper borrowings as long-term debt in its condensed consolidated balance sheet as the company has the ability and intent to finance such borrowings on a long-term basis under its credit agreements.

       During the first nine months of 2000 and 1999, the company incurred interest costs on borrowings of $38.4 million and $18.6 million, respectively, of which $1.7 million was capitalized in 1999. No significant interest costs were capitalized in 2000. Interest costs for construction and upgrade of qualifying assets are capitalized.

       On September 20, 2000, the company added to its existing $500 million revolving credit facility with a one-year $250 million revolving credit facility. The primary purpose of the company's revolving credit facilities is to support the issuance of commercial paper borrowings. Under the terms of the $250 million revolving credit facility, interest on borrowings are at floating rates, and the company is required to pay a variable facility fee, ranging from 0.03 percent to 0.05 percent per annum, on the used and unused portion of the facility. The credit facility also contains certain covenants, including a financial covenant that the company maintain at least $850.0 million of consolidated shareholder's equity.

Note 4: Business Segments.

      The following table summarizes financial information related to each of the company's business segments. The 2000 and 1999 asset information is as of October 1, 2000 and January 2, 2000.



Third Quarter Period
--------------------
(in thousands)                                                                                     Other
                                                                                                 Businesses
                          Newspaper       Television    Magazine     Cable                      and Corporate
                          Publishing     Broadcasting  Publishing  Television     Education        Office       Consolidated
                          ----------     ------------  ----------  ----------   -------------  --------------   ------------
2000
----
Operating revenues          $227,634      $ 88,857     $ 95,911     $ 90,622      $  99,428      $       -      $  602,452
Income (loss) from
  operations                $ 34,994      $ 41,906     $  4,577     $ 15,923      $  (6,668)     $  (6,175)     $   84,557
Equity in losses of
  affiliates                                                                                                        (8,890)
Interest expense, net                                                                                              (14,389)
Other income, net                                                                                                      238
                                                                                                                ----------
Income before income
  taxes                                                                                                         $   61,516
                                                                                                                ==========

Depreciation expense        $  9,683      $  3,335     $  1,270     $ 11,945       $  3,786      $       -      $   30,019
Amortization expense        $    389      $  3,534     $  1,697     $  7,401       $  2,916      $       -      $   15,937
Pension credit (expense)    $  4,572      $  1,346     $  9,001     $   (170)      $   (172)     $       -      $   14,577

Identifiable assets         $714,847      $437,394     $438,543     $729,951       $466,895      $ 102,898      $2,890,528
Investments in
  marketable equity
  securities                                                                                                       209,450
Investments in
  affiliates                                                                                                       125,636
                                                                                                                ----------

 Total assets                                                                                                   $3,225,614
                                                                                                                ==========



                                                                                                    Other
                                                                                                  Businesses
                           Newspaper      Television      Magazine       Cable                   and Corporate
                           Publishing    Broadcasting    Publishing    Television     Education     Office      Consolidated
                           ----------    ------------    ----------    ----------   -------------   -----       ------------

1999
----
Operating revenues          $212,459       $ 76,677       $ 91,850      $ 84,799      $ 73,795     $      -     $  539,580
Income (loss) from
  operations                $ 38,738       $ 34,166       $ 15,156      $ 17,584      $(13,674)    $ (5,614)    $   86,356
Equity in losses of
  affiliates                                                                                                           (59)
Interest expense, net                                                                                               (6,287)
Other expense, net                                                                                                   8,279
                                                                                                                 ---------
Income before income
  taxes                                                                                                         $   88,289
                                                                                                                 =========

Depreciation expense        $  8,659       $  2,958       $  1,219      $ 10,816      $  2,505     $    108     $   26,265
Amortization expense        $    388       $  3,570       $  1,478      $  7,501      $  1,876     $      -     $   14,813
Pension credit (expense)    $  7,200       $  2,246       $ 12,212      $   (149)     $   (151)    $    (14)    $   21,344

Identifiable assets         $672,609       $444,372       $409,404      $718,230      $265,960     $132,688     $2,643,263
Investments in
  marketable equity
  securities                                                                                                       203,012
Investments in
  affiliates                                                                                                       140,669
                                                                                                                 ---------

 Total assets                                                                                                   $2,986,944
                                                                                                                 =========



Nine Month Period
-----------------
(in thousands)                                                                                            Other
                                                                                                        Businesses
                           Newspaper       Television      Magazine        Cable                       and Corporate
                           Publishing     Broadcasting    Publishing     Television     Education         Office        Consolidated
                           ----------     ------------    ----------     ----------   -------------   --------------    ------------

2000
----
Operating revenues          $680,448        $ 257,017     $ 296,225      $ 266,813      $ 240,261      $        -       $ 1,740,764
Income (loss) from
  operations                $108,456        $ 117,050     $  28,012      $  46,652      $ (32,650)     $  (17,592)      $   249,928
Equity in losses of
  affiliates                                                                                                                (29,666)
Interest expense, net                                                                                                       (39,031)
Other expense, net                                                                                                           (5,169)
                                                                                                                        -----------
Income before income
  taxes                                                                                                                 $   176,062
                                                                                                                        ===========

Depreciation expense        $ 28,739        $   9,676     $   3,847      $  35,525      $   9,256      $        -       $    87,043
Amortization expense        $  1,170        $  10,601     $   5,091      $  22,204      $   6,364      $        -       $    45,430
Pension credit (expense)    $ 13,715        $   4,037     $  27,004      $    (510)     $    (516)     $        -       $    43,730





                                                                                                        Other
                                                                                                       Businesses
                           Newspaper      Television     Magazine        Cable                        and Corporate
                           Publishing    Broadcasting   Publishing     Television     Education          Office      Consolidated
                           ----------    ------------   ----------     ----------   --------------   --------------  ------------

1999
----
Operating revenues          $ 641,211     $  247,995    $  283,152     $  248,718    $  192,252        $   3,843      $ 1,617,171
Income (loss) from
  operations                $ 114,729     $  114,536    $   41,845     $   47,975    $  (28,010)       $ (20,759)     $   270,316
Equity in losses of
  affiliates                                                                                                               (1,839)
Interest expense, net                                                                                                     (18,082)
Other income, net                                                                                                          23,893
                                                                                                                      -----------
Income before income
  taxes                                                                                                               $   274,288
                                                                                                                      ===========

Depreciation expense        $  25,235     $    8,571    $    3,726      $   32,325    $   6,510        $     320      $    76,687
Amortization expense        $   1,147     $   10,689    $    4,434      $   22,394    $   5,193        $       -      $    43,857
Pension credit (expense)    $  21,600     $    6,738    $   36,636      $     (447)   $    (453)       $     (42)     $    64,032



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

       Cable television operations consist of over 50 cable systems offering basic cable and pay television services to 735,700 subscribers in midwestern, western, and southern states.

       Educational products and services are provided through the company's wholly-owned subsidiary Kaplan, Inc. Kaplan's five major lines of businesses include Test Preparation and Admissions, providing test preparation services for college and graduate school entrance exams; Quest Education Corporation, a provider of post-secondary education offering bachelor degrees, associate degrees and diploma programs primarily in the fields of health care, business and information technology; Kaplan Professional, providing education services to business people and other professionals; SCORE!, offering multi-media learning and private tutoring to children in kindergarten through twelfth grade; and Kaplancollege.com, Kaplan's distance learning business, including Concord University School of Law, the country's first online law school.

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

THIRD QUARTER COMPARISONS

       Net income for the third quarter of 2000 was $33.5 million ($3.51 per share), a decrease of $18.2 million, or 35 percent, from net income of $51.7 million ($5.10 per share) in the third quarter last year. The decline in third quarter earnings was primarily caused by increased costs associated with the development of new businesses (impact of $4.0 million or $0.53 per share), higher interest expense (impact of $4.9 million or $0.54 per share), a reduced pension credit (impact of $3.6 million or $0.30 per share) and lower earnings at the magazine publishing division (impact of $4.5 million or $0.46 per share). These declines were offset in part by higher operating income at the company's television broadcasting operations. In addition, the third quarter of 1999 included gains from the sale of marketable equity securities which did not recur in 2000 (impact of $3.7 million or $0.35 per share).

       Revenue for the third quarter of 2000 was $602.5 million, up 12 percent from $539.6 million in 1999. Advertising and circulation and subscriber revenues increased 9 percent and 3 percent, respectively, as compared to last year. Education revenues increased 47 percent over 1999. The increase in advertising revenues is primarily attributable to the contribution of political and Olympic advertising at the company's television broadcasting subsidiary, as well as advertising gains at The Washington Post newspaper, Newsweek magazine and washingtonpost.com. The increase in circulation and subscriber revenues is primarily attributable to higher subscriber revenues at Cable One, mainly due to rate increases established to offset the rising cost of programming. Approximately 75 percent of the growth in education revenue is attributable to acquisitions (principally Quest -- acquired August 2, 2000). The remaining increase in education revenue is due to growth at Score! and higher sales at Kaplan, Inc.'s test preparation division.

       Costs and expenses for the third quarter of 2000 increased 14 percent to $517.9 million, from $453.2 million in the third quarter of 1999. The increase in costs and expenses is attributable to acquisitions completed after September 1999, increased spending for new business initiatives, higher depreciation expense and a lower pension credit.

       The increased spending for new business initiatives occurred mainly at Kaplan, Inc., and Washingtonpost.Newsweek Interactive. At Kaplan, new business spending was focused on the build-out of various distance learning websites (including kaptest.com and kaplancollege.com) and the marketing and expansion of Score! Educational Centers. In addition, Kaplan continued the development and marketing of eScore.com, an educational services website designed to help parents with the academic advancement of their children. At Washingtonpost.Newsweek Interactive, increased spending was dedicated principally to marketing and sales initiatives.

       The increase in depreciation expense is mainly due to capital spending at Cable One, The Washington Post, and Kaplan. The company's operating expenses for the third quarter of 2000 were reduced by $15.0 million of pension credits, compared to $21.0 million during the third quarter of 1999. The decline in the 2000 pension credit is mostly attributable to lower investment returns generated by pension funds in 1999.

       Operating income declined 2 percent to $84.6 million from $86.4 million in 1999.

NEWSPAPER PUBLISHING. At the newspaper division, revenues increased 7 percent in the third quarter of 2000 to $227.6 million; division operating income for the third quarter declined 10 percent to $35.0 million. The overall decline in division operating income is attributable to increased spending for the marketing and advancement of washingtonpost.com, lower pension credits and higher newsprint expense, offset in part by higher print and on-line advertising revenues. Newsprint expense increased 21 percent in the third quarter of 2000 mostly due to price increases.

       Print advertising revenues at The Washington Post newspaper increased 6 percent for the third quarter of 2000, due principally to rate increases. Advertising volume at The Washington Post totaled 814,100 inches in the third quarter of 2000, up 1 percent from 806,900 inches in the third quarter of 1999. Online advertising revenues increased approximately 130 percent. For the third quarter of 2000, Post daily and Sunday circulation declined 1.5 percent as compared to the third quarter of 1999.

TELEVISION BROADCASTING. Revenues at the broadcast division totaled $88.9 million for the third quarter of 2000, a 16 percent increase over the third quarter of 1999. Division operating income for the quarter totaled $41.9 million, an increase of 23 percent over the prior year. Political and Olympics advertising in the third quarter of 2000 totaled approximately $16 million, accounting for most of the improvement in the 2000 operating results.

MAGAZINE PUBLISHING. Revenues at the magazine division were $95.9 million for the third quarter of 2000, a 4 percent increase over the third quarter of 1999; division operating income for the third quarter of 2000 declined 70 percent to $4.6 million. The 70 percent decline in third quarter operating results occurred primarily at Newsweek, where reduced pension credits and higher subscription acquisition costs outpaced improvements in domestic and international edition advertising revenues.

CABLE TELEVISION. At the cable division, third quarter 2000 revenues of $90.6 million were 7 percent higher than 1999; division cash flow (operating income excluding depreciation and amortization expense) for the quarter totaled $35.3 million, a 2 percent decline from the third quarter of last year.

       Cable division operating income decreased 9 percent in the third quarter. The decline in operating income is mostly due to an increase in programming expense, additional costs associated with the launch of new services, and higher depreciation expense. These factors were offset in part by higher subscriber revenues.

       The increase in depreciation expense is due to capital spending for system rebuilds and upgrades which will enable the cable division to offer new digital and high-speed cable modem services to its subscribers. The cable division began its roll-out plan for these services in the second and third quarters of this year.

       At the end of the third quarter of 2000, there were 735,700 basic subscribers, an increase of 1 percent compared to 730,200 basic subscribers at the end of the third quarter of 1999.

EDUCATION. Educational products and services are provided through the company's wholly-owned subsidiary Kaplan, Inc. Kaplan's five major lines of business include: Test Preparation and Admissions, providing test preparation services for college and graduate school entrance exams; Quest Education Corporation (acquired August 2, 2000), a provider of post-secondary education offering bachelor degrees, associate degrees and diploma programs primarily in the fields of health care, business and information technology; Kaplan Professional, providing education services to business people and other professionals; SCORE!, offering multi-media learning and private tutoring to children in kindergarten through twelfth grade; and Kaplancollege.com, Kaplan's distance learning business, including Concord University School of Law, the country's first online law school.

       Excluding the operating results of the career fair and HireSystems businesses from 1999 (these businesses were contributed to BrassRing in the third quarter of 1999), education division revenues increased 48 percent to $99.4 million from $67.3 million in 1999. Operating losses for the quarter totaled $6.7 million, compared to operating income of $7.1 million in the third quarter 1999. Approximately 75 percent of the increase in revenue is attributed to acquisitions (principally Quest -- acquired August 2, 2000). The remaining improvement in revenue is mostly due to growth at Score! and the test preparation business. The decline in operating income is primarily attributable to marketing and expansion activities at Score!, start-up costs associated with eScore.com and the development of various distance learning initiatives (primarily kaplancollege.com and kaptest.com). These factors were offset in part by operating income generated by acquisitions completed after the third quarter of 1999 and the test preparation business.

       At the end of September 2000, Score! operated 115 learning centers, compared to 81 centers at the end of September 1999.

       Including the results of the career fair businesses and HireSystems, division revenues totaled $99.4 million, a 35 percent increase in division revenues of $73.8 million last year. Division operating losses totaled $6.7 million in the third quarter of 2000 compared to operating losses of $13.7 million in 1999.

OTHER BUSINESSES AND CORPORATE OFFICE. Operating losses for the third quarter of 2000 totaled $6.2 million, representing a 10 percent improvement as compared to the third quarter of last year. The reduction in 2000 losses is primarily attributable to reduced spending at the company's corporate office.

EQUITY IN LOSSES OF AFFILIATES. The company's equity in losses of affiliates in the third quarter of 2000 was $8.9 million, compared to losses of $0.1 million for the third quarter of 1999. The company's affiliate investments consist of a 42 percent interest in BrassRing, Inc. (formed in late September 1999), a 50 percent interest in the International Herald Tribune (IHT) and a 49 percent interest in Bowater Mersey Paper Company Limited. The decline in 2000 affiliate results is primarily attributable to BrassRing, Inc., which is in the integration and marketing phase of its operations. BrassRing accounted for approximately $9.8 million of the total 2000 third quarter equity in losses of affiliates.

NON-OPERATING ITEMS. The company recorded other non-operating income of $0.2 million for the third quarter of 2000, compared to $8.3 million in the third quarter of 1999. The company's 1999 other non-operating income consists principally of gains on the sale of marketable securities (mostly various Internet-related securities).

NET INTEREST EXPENSE. For the third quarter of 2000, the company incurred net interest expense of $14.4 million, compared to net interest expense of $6.3 million for the same period in the prior year. At October 1, 2000, the company had $936.0 million in borrowings outstanding.

INCOME TAXES. The effective tax rate in the third quarter of 2000 was 45.5 percent, compared to 41.5 percent in 1999. The increase in the effective tax rate is principally due to the non-recognition of benefits from state net operating loss carryforwards generated by certain of the company's new business start-up activities.

EARNINGS PER SHARE. The calculation of diluted earnings per share for the third quarter of 2000 was based on 9,463,000 weighted average shares outstanding, compared to 10,101,000 for the third quarter of 1999. The company made no significant repurchases of its stock during the third quarter of 2000.

NINE MONTH COMPARISONS

       For the first nine months of 2000, net income totaled $98.8 million (10.33 per share), compared with net income of $164.8 million ($16.18 per share) for the same period of 1999. Consistent with the company's results for the third quarter of 2000, the decline in the company's nine-month earnings was primarily the result of new business development, the absence of non-recurring gains from the sale of marketable securities which occurred in 1999, higher interest expense, a reduced pension credit and lower earnings at the magazine publishing division. These factors were offset in part by increased operating income at The Washington Post newspaper and the company's broadcast operations.

       Revenues for the first nine months of 2000 were $1,740.8 million, up 8 percent over revenue of $1,617.2 million in the first nine months of 1999. Advertising revenues increased 6 percent and circulation and subscriber revenues increased 4 percent over the prior year. Education revenues increased 37 percent, while other operating revenues decreased 27 percent as compared to last year. The increase in advertising revenues is due principally to increased advertising at The Washington Post newspaper, washingtonpost.com and the company's broadcast television stations. The increase in circulation and subscriber revenues is attributable to higher cable subscriber revenues (mainly due to rate increases). Approximately one-half of the growth in education revenues arose from acquisitions completed after September 1999, with the remaining increase due mostly to growth at Score! and Kaplan's test preparation business. The decrease in other revenues is primarily due to the absence of revenue generated by Kaplan's career fair business (contributed to BrassRing in September 1999) and Legi-Slate (sold in June 1999).

       Costs and expenses for the first nine months of 2000 increased 11 percent to $1,490.8 million, from $1,346.9 million in 1999. The increase in costs and expenses is attributable to acquisitions completed after September 1999 (principally Quest), increased spending for new business initiatives, higher depreciation expense and lower pension credits.

       The increased spending for new business initiatives occurred mainly at Kaplan, Inc., and Washingtonpost.Newsweek Interactive. At Kaplan, new business spending was focused on the build-out of various distance learning websites (including kaptest.com and kaplancollege.com) and the marketing and expansion of Score! Educational Centers. In addition, Kaplan continued the development and marketing of eSCORE.com, an educational services website designed to help parents with the academic advancement of their children. At Washingtonpost.Newsweek Interactive, increased spending was dedicated principally to marketing and sales initiatives.

       The increase in depreciation expense is mainly due to capital spending at Cable One, The Washington Post, and Kaplan.

       The company's expenses for the first nine months of 2000 were reduced by $45.0 million of pension credits, compared to $63.0 million during the first nine months of 1999. Management expects the 2000 annual pension credit will approximate $60.0 million, compared to $81.7 million in 1999. The decline in the 2000 pension credit is mostly attributable to lower investment returns generated by pension funds in 1999.

       Operating income of $249.9 million decreased 8 percent from operating income of $270.3 in 1999.

NEWSPAPER PUBLISHING. Newspaper division revenues of $680.4 million for the first nine months of 2000 were up 6 percent over the comparable period of 1999; division operating income for the first nine months of 2000 totaled $108.5 million, a 5 percent decrease from 1999. The decline in operating income for the first nine months of 2000 is due to increased spending for the marketing and advancement of washingtonpost.com, reduced pension credits and higher newsprint expense, offset in part by higher print and on-line advertising revenues. For the first nine months of 2000, newsprint expense increased 4 percent over 1999, due to increases in price and consumption.

       Print advertising revenues at The Washington Post newspaper increased 5 percent over the first nine months of 1999, due to higher rates and volume. Advertising volume at The Washington Post totaled 2,416,800 inches for the first nine months of 2000, up 2 percent from 2,366,300 inches in 1999. Online advertising revenues increased approximately 130 percent.

       For the first nine months of 2000, Post daily circulation remained essentially unchanged, while Sunday circulation declined 1 percent.

TELEVISION BROADCASTING. Revenues at the broadcast division totaled $257.0 million through the first nine months of 2000, a 4 percent increase over 1999. Division operating income totaled $117.0 million for the first nine months of 2000, a 2 percent improvement compared to the same period in 1999. The broadcast division's 2000 operating results benefited from approximately $16 million of political and Olympics advertising, which accounted for the improvement in operating results versus last year.

MAGAZINE PUBLISHING. Magazine division revenues totaled $296.2 million for the first nine months of 2000, a 5 percent increase over 1999. Magazine division operating income for the first nine months of 2000 totaled $28.0 million, a 33 percent decrease from 1999. The decline in division operating results occurred at Newsweek, where reduced pension credits and higher subscription acquisition costs outpaced improvements in domestic and international edition advertising revenues.

CABLE TELEVISION. Cable division revenues of $266.8 million increased 7 percent during the first nine months of 1999; division cash flow (operating income excluding depreciation and amortization expense) of $104.4 million increased 2 percent over last year. Cable division operating income declined 3 percent as compared to 1999. The decline in cable division operating income is mostly due to additional costs associated with the launch of new services, an increase in programming expenses and higher depreciation expense, offset in part by increased subscriber revenue.

       The increase in depreciation expense is due to capital spending for system rebuilds and upgrades which will enable the cable division to offer new digital and high-speed cable modem services to its subscribers. The cable division began its roll-out plan for these services in the second and third quarters of this year.

EDUCATION. Excluding the operating results of the career fair and HireSystems businesses from 1999 (these businesses were contributed to BrassRing in the third quarter of 1999), education division revenue increased 37 percent to $240.3 million for the first nine months of 2000. Operating losses through the first nine months of 2000 totaled $32.6 million, compared to operating losses of $6.4 million for the same period in 1999. Approximately one-half of the increase in revenue is attributable to acquisitions (principally Quest). The remaining improvement in revenue is mostly due to growth at Score! and Kaplan's test preparation business. The decline in 2000 operating results is primarily attributable to marketing and expansion activities at Score!, start-up costs associated with eScore.com and the development of various distance learning initiatives (primarily kaplancollege.com and kaptest.com), offset in part by operating income generated by acquisitions completed after the third quarter of 1999 and the test preparation business.

       Including the operating results of the career fair and HireSystems businesses, revenue for the first nine months of 2000 increased 25 percent to $240.3 million. Operating losses totaled $32.6 million for the first nine months of 2000, compared to losses of $28.0 million in 1999.

OTHER BUSINESSES AND CORPORATE OFFICE. Operating losses for the first nine months of 2000 totaled $17.6 million, a 15 percent improvement compared to operating losses of $20.8 million during the same period in 1999. The reduction in 2000 losses is primarily attributable to the absence of losses generated by Legi-State (sold in June 1999) and reduced spending at the company's corporate office.

EQUITY IN LOSSES OF AFFILIATES. For the first nine months of 2000, the company's equity in losses of affiliates totaled $29.7 million, compared to losses of $1.8 million in 1999. The decline in 2000 affiliate results is primarily attributable to BrassRing, Inc., which is in the integration and marketing phase of its operations. BrassRing accounted for approximately $28.1 million of the total equity in losses of affiliates during the first nine months of 2000.

NON-OPERATING ITEMS. The company recorded other non-operating expense of $5.2 million through the first nine months of 2000, compared to non-operating income of $23.9 million for the same period of the prior year. The 1999 non-operating income was comprised mostly of non-recurring gains arising for the sale of marketable securities (mostly various Internet related securities).

NET INTEREST EXPENSE. Through the first nine months of 2000, the company incurred net interest expense of $39.0 million, compared to $18.1 million for the same period in 1999. The increase in net interest expense is attributable to borrowings executed after the third quarter of 1999 to fund capital improvements, business acquisitions, and common stock repurchases (principally in December 1999).

INCOME TAXES. The effective tax rate through the first nine months of 2000 increased to 43.9 percent from 39.9 percent through the first nine months of 1999. The increase in the effective tax rate is principally due to the non-recognition of benefits from state net operating loss carryforwards generated by certain of the company's new business start-up activities.

EARNINGS PER SHARE. The calculation of diluted earnings per share for the first nine months of 2000 was based on 9,459,000 weighted average shares outstanding, compared to 10,127,000 for the first nine months of 1999. The company made no significant repurchases of its stock during the first nine months of 2000.

FINANCIAL CONDITION:  CAPITAL RESOURCES AND LIQUIDITY

ACQUISITIONS. In the first nine months of 2000, the company acquired various businesses for approximately $197.1 million, principally consisting of Quest Education Corporation (on August 2, 2000) for approximately $177.7 million, including assumed debt and acquisition related expenses, and two cable systems serving approximately 8,500 subscribers in South Sioux City, NE (in June 2000) and Diamondhead, MS (in August 2000) for approximately $16.2 million.

INVESTMENTS IN MARKETABLE EQUITY SECURITIES. During the first nine months of 2000, the company received $6.3 million from the sale of certain marketable equity securities.

       At October 1, 2000, the fair value of the company's investments in marketable equity securities was $209.5 million, of which $190.0 million consists of the company's investment in the common stock of Berkshire Hathaway, Inc. The remaining investment in marketable equity securities consist of common stock investments in various publicly traded companies, most of which have concentrations in Internet business activities.

CAPITAL EXPENDITURES. During the first nine months of 2000, the company's capital expenditures totaled approximately $108.6 million, the most significant portion of which related to plant upgrades at the company's cable subsidiary. The company anticipates it will spend approximately $155.0 million throughout 2000 for property and equipment, primarily for various projects at the cable, newspaper and education divisions.

LIQUIDITY. During the first nine months of 2000, the company's commercial paper borrowings, net of repayments, increased by $47.3 million. The net increase is principally due to the Quest acquisition previously discussed.

       During the first nine months of 2000, the company had average borrowings outstanding of approximately $845.3 million at an average annual interest rate of 6.0 percent.

       On September 20, 2000, the company added to its existing $500 million revolving credit facility with a one-year $250 million revolving credit facility. The purpose of the company's revolving credit facilities is to support the issuance of commercial paper borrowings.

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

       4.4 364-Day Credit Agreement dated as of September 20, 2000, among the company, Citibank, N.A., Suntrust Bank and the Chase Manhattan Bank.

       11     Calculation of Earnings per Share of Common Stock.

       27     Financial Data Schedule - October 1, 2000

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

                               THE WASHINGTON POST COMPANY
                                      (Registrant)



Date:  November 8, 2000                /s/ Donald E. Graham
       ----------------        ----------------------------------------------
                                       Donald E. Graham, Chairman &
                                     Chief Executive Officer
                                    (Principal Executive Officer)




Date:  November 8, 2000             /s/ John B. Morse, Jr.
       ----------------        -----------------------------------------------
                               John B. Morse, Jr., Vice President-Finance
                                  (Principal Financial Officer)