Form 10-K
period 2000-12-31
WASHINGTON POST CO
filed 2001-03-23
CIK 104889

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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
                      PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                                   WHICH REGISTERED
      -------------------                                   ----------------
Class B Common Stock, par value                         New York Stock Exchange
        $1.00 per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes [X] No    .
                                              ---    ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Aggregate market value of the Company's voting stock held by non-affiliates on February 28, 2001, based on the closing price for the Company's Class B Common Stock on the New York Stock Exchange on such date: approximately $2,954,000,000.

    Shares of common stock outstanding at February 28, 2001:

                     Class A Common Stock - 1,722,250 shares
                     Class B Common Stock - 7,738,620 shares

    Documents partially incorporated by reference:

            Definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).


================================================================================

                                     PART I


ITEM 1. BUSINESS.

        The principal business activities of The Washington Post Company (the "Company") consist of newspaper publishing (principally The Washington Post), television broadcasting (through the ownership and operation of six network-affiliated stations), the ownership and operation of cable television systems, magazine publishing (principally Newsweek magazine), and (through its Kaplan subsidiary) the provision of educational services.

        Information concerning the consolidated operating revenues, consolidated income from operations and identifiable assets attributable to the principal segments of the Company's business for the last three fiscal years is contained in Note L to the Company's Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. (Revenues for each segment are shown in such Note L net of intersegment sales, which did not exceed 0.1% of consolidated operating revenues.)

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

        The following table shows the average paid daily (including Saturday) and Sunday circulation of The Post for the twelve-month periods ended September 30 in each of the last five years, as reported by the Audit Bureau of Circulations ("ABC") for the years 1996-1999 and as estimated by The Post for the twelve-month period ended September 30, 2000 (for which period ABC had not completed its audit as of the date of this report) from the semi-annual publisher's statements submitted to ABC for the six-month periods ended March 31, 2000 and September 30, 2000:

                                               AVERAGE PAID CIRCULATION
                                               ------------------------

                                              DAILY              SUNDAY
                                              -----              ------

1996................................         800,295            1,129,519
1997................................         784,199            1,109,344
1998................................         774,414            1,095,091
1999................................         775,005            1,085,060
2000................................         778,714            1,076,135

        A price increase for home-delivered copies of the daily and Sunday newspaper went into effect on February 25, 2001, which raised the rate per four-week period from $11.16 to $11.88. The rate charged to subscribers for Sunday-only home-delivered copies of the newspaper for each four-week period has been $6.00 since 1991. The newsstand price for the Sunday newspaper has been $1.50 since 1992 and the newsstand price for the daily newspaper has been $0.25 since 1981.

        General advertising rates were increased by an average of 4.6% on January 1, 2000, and by another 5.4% on January 1, 2001. Rates for most categories of classified and retail advertising were increased by an average of 5.0% on February 1, 2000, and by an additional 4.0% on February 1, 2001.

        The following table sets forth The Post's advertising inches (excluding preprints) and number of preprints for the past five years:

                                        1996      1997      1998      1999      2000
                                        ----      ----      ----      ----      ----
Total Inches (in thousands) .......     3,070     3,192     3,199     3,288     3,363
     Full-Run Inches ..............     2,814     2,897     2,806     2,745     2,634
     Part-Run Inches ..............       256       294       393       543       729
Preprints (in millions) ...........     1,445     1,549     1,650     1,647     1,602

        The Post also publishes The Washington Post National Weekly Edition, a tabloid which contains selected articles and features from The Washington Post edited for a national audience. The National Weekly Edition has a basic subscription price of $78 per year and is delivered by second class mail to approximately 56,000 subscribers.

        The Post has about 715 full-time editors, correspondents, reporters and photographers on its staff, draws upon the news reporting facilities of the major wire services and maintains correspondents in 22 news centers abroad and in New York City; Los Angeles; San Francisco; Chicago; Miami; and Austin, Texas. The Post also maintains correspondents in 12 local news bureaus.

WASHINGTONPOST.NEWSWEEK INTERACTIVE

        Washingtonpost.Newsweek Interactive Company ("WPNI") develops news and information products for electronic distribution. Since July 1996 this subsidiary of the Company has produced washingtonpost.com, a World Wide Web site that features the full editorial text of The Washington Post and most of The Post's classified advertising as well as original content created by WPNI's staff and content obtained from other sources. The washingtonpost.com site also features comprehensive information about activities, groups and businesses in the Washington, D.C. area, including an arts and entertainment section, an online yellow pages directory, and a news section focusing on regional technology businesses. This site is currently generating more than 115 million page views per month and the Company believes (based on data from Media Metrix) is among the top five national news sites on the Internet.

        WPNI also produces the Newsweek Web site, which was launched in 1998 and contains editorial content from the print edition of Newsweek as well as daily news updates and analysis, photo galleries, Web guides and other features. In addition, WPNI operates the Newsbytes News Network, a newswire service that electronically distributes approximately 60 news stories a day about the information technology, Internet, telecommunications and related industries to newspapers, magazines, online services and other subscribers around the world.

        WPNI holds a minority equity interest in Classified Ventures, Inc., a company formed to compete in the business of providing nationwide classified advertising databases on the Internet. The Classified Ventures databases cover the product categories of automobiles, apartment rentals and real estate. Listings for these databases come from various sources, including direct sales and classified listings from the newspapers of participating companies. Links to the Classified Ventures databases are included in the washingtonpost.com site.

        In June 2000, WPNI, together with certain other business units of the Company, signed an agreement with NBC News and MSNBC pursuant to which the parties share certain news material and promotional resources. Among other things, under this agreement the Newsweek Web site has become a feature on MSNBC.com, and MSNBC.com is being provided access to certain content from The

Washington Post. Similarly, washingtonpost.com is being provided access to certain MSNBC.com multimedia content.

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

        The Herald's average paid circulation as reported to ABC for the twelve months ended September 30, 2000, was 52,566 daily (including Saturday) and 60,800 Sunday. The aggregate average weekly circulation of The Enterprise Newspapers during the twelve-month period ended December 31, 2000, was approximately 71,000 copies.

        The Herald and The Enterprise Newspapers together employ approximately 75 editors, reporters and photographers.

THE GAZETTE NEWSPAPERS

        The Company's Gazette Newspapers, Inc. subsidiary publishes one paid-circulation and 35 controlled-circulation weekly community newspapers (collectively known as The Gazette Newspapers) in Montgomery and Frederick Counties and parts of Prince George's, Carroll, Anne Arundel and Howard Counties, Maryland. During 2000 The Gazette Newspapers had an aggregate average weekly circulation of approximately 554,000 copies. This subsidiary also produces 11 military newspapers (most of which are weekly) under agreements where editorial material is supplied by local military bases; in 2000 these newspapers had a combined average circulation of over 200,000 copies. The Gazette Newspapers have approximately 125 editors, reporters and photographers on their combined staffs. The Gazette Newspapers, Inc. also operates a commercial printing business in Montgomery County, Maryland.

        On February 28, 2001, The Gazette Newspapers, Inc. acquired eight community newspapers that circulate in southern Prince George's County and in Charles, St. Mary's and Calvert Counties, Maryland, two military newspapers that serve military bases in southern Maryland, and a commercial printing business located in Charles County, Maryland. The acquired community newspapers will be operated by the Gazette as the Southern Maryland Newspapers and include three twice-weekly paid-circulation newspapers with a combined circulation of over 50,000 copies, four controlled-circulation weekly newspapers with a combined circulation of 60,000 copies, and one paid-circulation weekly newspaper with a circulation of 6,000 copies. The Southern Maryland Newspapers have approximately 40 editors, reporters and photographers on their combined staffs.

GREATER WASHINGTON PUBLISHING

        Greater Washington Publishing, Inc., another subsidiary of the Company, publishes several free-circulation advertising periodicals which have little or no editorial content and are distributed in the greater Washington, D.C. metropolitan area using sidewalk distribution boxes. Greater Washington Publishing's two largest periodicals are The Washington Post Apartment Showcase, which is published monthly and has an average circulation of about 55,000 copies, and New Homes Guide, which is published six times a year and also has an average circulation of about 55,000 copies.

                             TELEVISION BROADCASTING


        Through subsidiaries the Company owns six VHF television stations located in Detroit, Michigan; Houston, Texas; Miami, Florida; Orlando, Florida; San Antonio, Texas; and Jacksonville, Florida; which are respectively the 9th, 11th, 16th, 21st, 37th and 53rd largest broadcasting markets in the United States. Each of the Company's stations is affiliated with a national network. Although network affiliation agreements generally have limited terms, each of the Company's television stations has maintained a network affiliation continuously for at least 20 years.

        The Company's 2000 net operating revenues from national and local television advertising and network compensation were as follows:

              National...............................     $ 131,362,000
              Local..................................       203,022,000
              Network................................        28,886,000
                                                          -------------
                   Total.............................     $ 363,270,000

        The following table sets forth certain information with respect to each of the Company's television stations:

STATION LOCATION AND                            EXPIRATION   EXPIRATION          TOTAL COMMERCIAL
  YEAR COMMERCIAL        NATIONAL                 DATE OF      DATE OF          STATIONS IN DMA(b)
    OPERATION             MARKET      NETWORK       FCC        NETWORK          ------------------
    COMMENCED           RANKING(a)  AFFILIATION   LICENSE     AGREEMENT       ALLOCATED       OPERATING
    ---------           ----------  -----------   -------     ---------       ---------       ---------

    WDIV                   9th         NBC        Oct. 1,       June 30,         VHF-4           VHF-4
    Detroit, Mich.                                 2005           2004           UHF-6           UHF-5
    1947

    KPRC                   11th        NBC        Aug. 1,       June 30,         VHF-3           VHF-3
    Houston, Tx.                                   2006           2004          UHF-11           UHF-11
    1949

    WPLG                   16th        ABC        Feb. 1,       Dec. 31,         VHF-5           VHF-5
    Miami, Fla.                                    2005           2004           UHF-8           UHF-8
    1961

    WKMG                   21st        CBS        Feb. 1,        Apr. 6,         VHF-3           VHF-3
    Orlando, Fla.                                  2005           2005          UHF-11           UHF-10
    1954

    KSAT                   37th        ABC        Aug. 1,       Dec. 31,         VHF-4           VHF-4
    San Antonio, Tx.                               2006           2004           UHF-6           UHF-6
    1957

    WJXT                   53rd        CBS        Feb. 1,       July 10,         VHF-2           VHF-2
    Jacksonville, Fla.                             2005           2001           UHF-6           UHF-5
    1947


------------------

    (a) Source: 2000/2001 DMA Market Rankings, Nielsen Media Research, Fall 2000, based on television homes in DMA (see note (b) below).

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

        In December 1996 the FCC formally approved technical standards for digital advanced television ("DTV"). DTV is a flexible system that permits broadcasters to utilize a single digital channel in various ways, including providing one channel of high-definition television programming with greatly enhanced image and sound quality or several channels of lower-definition television programming ("multicasting"), and also is capable of accommodating subscription video and data services. Broadcasters may offer a combination of services, so long as they transmit at least one stream of free video programming on the DTV channel. The FCC has assigned to each existing full-power television station (including each station owned by the Company) a second channel to implement DTV while present television operations are continued on that station's existing channel. Although in some cases a station's DTV channel may only permit operation over a smaller geographic service area than that available using its existing channel, the FCC's stated goal in assigning channels was to provide stations with DTV service areas that are generally consistent with their existing service areas. The FCC's DTV rules also permit stations to request modifications to their assigned DTV facilities, allowing them to expand their DTV service areas if certain interference criteria are met. Under FCC rules and the Balanced Budget Act of 1997, station owners will be required to surrender one channel in 2006 and thereafter provide service solely in the DTV format, assuming that specified DTV household penetration levels are met. In an order issued in January 2001, the FCC has required most television stations (including all of the Company's stations except WKMG) to elect by the end of 2003 which of their two channels they will surrender at the end of the DTV transition period.

        The Company's Detroit, Houston and Miami stations each commenced DTV broadcast operations during 1999. The Company's Orlando station has requested a waiver from the FCC permitting it to delay the commencement of DTV broadcast operations until May 1, 2001. The deadline established by the FCC for the Company's two other stations (San Antonio and Jacksonville) to begin DTV broadcast operations is May 1, 2002.

        In November 1998 the FCC issued a decision implementing the requirement of the Telecommunications Act of 1996 that it charge broadcasters a fee for offering certain "ancillary and supplementary" services on the DTV channel. These services include data, video or other services that are offered on a subscription basis or for which broadcasters receive compensation other than from advertising revenue. In its decision, the FCC imposed a fee of 5% of the gross revenues generated by such services. In rules adopted in April 2000, the FCC also implemented the Community Broadcasters Act of 1999, which provides interference protection to certain low-power television stations. These rules provide several hundred low-power stations with the same protection from interference enjoyed by full-power stations, with the result that it may be more difficult for some existing full-power stations to alter their analog or DTV transmission facilities. Separately, in January 2001 the FCC issued an order governing the mandatory carriage of DTV signals by cable television operators. The FCC decided that, pending further inquiry, only stations that broadcast in a DTV-only mode would be entitled to mandatory carriage of their signals. In defining how a DTV signal should be carried, the FCC ruled that only a single stream of video (that is, a single channel of programming) together with any additional "program-related" material is eligible for mandatory carriage. The determination of what constitutes "program-related" material has not yet been made. Cable operators will be required to carry the DTV signal of any DTV station eligible for mandatory carriage in the same definition in which the signal was originally broadcast. However, until this order is clarified it is unclear whether cable operators will be responsible for ensuring that their set-top boxes are capable of passing DTV signals in their full definition to the consumer's DTV receiver. In another order issued in January 2001, the FCC limited the interference protection a DTV station enjoys. As a result, DTV stations are now required to replicate their analog service areas by the end of 2004 or forfeit interference protection for any areas that they do not serve. The FCC also has issued a Notice of Inquiry addressing the question of whether special public interest obligations should be imposed on DTV operations. Specifically, the FCC asked whether it should require broadcasters to provide free time for political candidates, increase the amount of programming intended to meet the needs of minorities and women, and increase communication with the public regarding programming decisions.

        The FCC also is conducting proceedings dealing with such matters as regulations pertaining to cable television (discussed below under "Cable Television Division - Regulation of Cable Television and Related Matters"), and various proposals affecting the development of alternative video delivery systems that would compete in varying degrees with both cable television and television broadcasting operations. In August 1999 the FCC amended its local ownership rule to permit one company to own two television stations in the same market if there are at least eight independently owned full-power television stations in that market (counting the co-owned stations as one), and if at least one of the co-owned stations is not among the top four ranked television stations in that market. The FCC also decided to permit common ownership of stations in a single market if their signals do not overlap, and to permit common ownership of certain failing or unbuilt stations. These rule changes are likely to increase the concentration of ownership in local markets. For example, the Company's stations in Detroit, Miami, Orlando, San Antonio and Jacksonville are now each competing against two-station combinations in their respective markets. Separately, the rule governing the aggregate number of television stations a single company can own was relaxed by amendments to the Communications Act enacted in 1996, and broadcast companies are now permitted to own an unlimited number of television stations as long as the combined service areas of such stations do not include more than 35% of the U.S. population. The broadcast networks are urging Congress and the FCC to raise or eliminate this limit, but those efforts are opposed by others in the industry, including the network affiliate associations and the National Association of Broadcasters.

        The Company is unable to determine what impact the various rule changes and other matters described in this section may ultimately have on the Company's television broadcasting operations.


                           CABLE TELEVISION OPERATIONS


        At the end of 2000 the Company (through its Cable One subsidiary) provided basic cable service to approximately 735,000 subscribers (representing about 69% of the 1,063,800 homes passed by the systems) and had in force more than 416,000 subscriptions to premium program services.

        During 2000 the Company purchased several small cable television systems serving an aggregate of 8,500 subscribers.

        On January 10, 2001, Cable One sold its Greenwood, Indiana cable system to a joint venture in which AT&T has an interest. In a related transaction, on March 1, 2001, Cable One transferred its Modesto and Santa Rosa, California cable systems (which had been its two largest systems) together with an undisclosed amount of cash to a unit of AT&T in return for AT&T cable systems serving the communities of Boise, Idaho Falls, Twin Falls, Pocatello and Lewistown, Idaho, and the community of Ontario, Oregon. These transactions had the effect of increasing by approximately 26,000 the number of subscribers being served by the Company's cable systems.

        The Company's cable systems are located in 19 Midwestern, Southern and Western states and typically serve smaller communities: thus 19 of the Company's current systems pass fewer than 10,000 dwelling units, 16 pass 10,000-25,000 dwelling units, and 19 pass more than 25,000 dwelling units, of which the largest is Boise, Idaho with 65,000 subscribers. The largest cluster of systems (which together serve about 95,000 subscribers) is located on the Gulf Coast of Mississippi.

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

        Among other things, the Telecommunications Act of 1996 altered the preexisting regulatory environment by expanding the definition of "effective competition" (a condition that precludes any regulation of the rates charged by a cable system), terminating rate regulation for some small cable systems, and sunsetting the FCC's authority to regulate the rates charged for optional tiers of service (which authority expired on March 31, 1999). For cable systems that do not fall within the effective-competition or small-system exemptions (including all of the cable systems owned by the Company), monthly subscription rates for the basic tier of cable service (i.e., the tier that includes the signals of local over-the-air stations and any public, educational or governmental channels required to be carried under the applicable franchise agreement), as well as rates charged for equipment rentals and service calls, may be regulated by municipalities, subject to procedures and criteria established by the FCC. Rates charged by cable television systems for pay-per-view service, for per-channel premium program services and for advertising are all exempt from regulation.

        In April 1993 the FCC adopted a "freeze" on rate increases for regulated services (i.e., the basic and, prior to March 1999, optional tiers). Later that year the FCC promulgated benchmarks for determining the reasonableness of rates for such services. The benchmarks provided for a percentage reduction in the rates that were in effect when the benchmarks were announced. Pursuant to the FCC's rules, cable operators can increase their benchmarked rates for regulated services to offset the effects of inflation, equipment upgrades, and higher programming, franchising and regulatory fees. Under the FCC's approach cable operators may exceed their benchmarked rates if they can show in a cost-of-service proceeding that higher rates are needed to earn a reasonable return on investment, which the Commission established in March 1994 to be 11.25%. The FCC's rules also permit franchising authorities to regulate equipment rentals and service and installation rates on the basis of a cable operator's actual costs plus an allowable profit which is calculated from the operator's net investment, income tax rate and other factors.

        Pursuant to the "must-carry" requirements of the 1992 Cable Act, a commercial television broadcast station may, under certain circumstances, insist on carriage of its signal on cable systems located within the station's market area, while a noncommercial public station may insist on carriage of its signal on cable systems located within either the station's predicted Grade B signal contour or 50 miles of the station's transmitter. As a result of these obligations (the constitutionality of which has been upheld by the U.S. Supreme Court), certain of the Company's cable systems have had to carry broadcast stations that they might not otherwise have elected to carry, and the freedom the Company's systems would otherwise have to drop signals previously carried has been reduced.

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

        As noted in the discussion above under "Television Broadcasting - Regulation of Broadcasting and Related Matters," in January 2001 the FCC determined that, pending further inquiry, only television stations broadcasting in a DTV-only mode could require local cable systems to carry their DTV signals. The FCC currently is conducting another inquiry to decide whether it should require cable systems to carry both the analog and the DTV signals of local television stations. Such an extension of must-carry requirements could result in the Company's cable systems being required to delete some existing programming to make room for broadcasters' DTV channels.

        Various other provisions in current federal law may significantly affect the costs or profits of cable television systems. These matters include a prohibition on exclusive franchises, restrictions on the ownership of competing video delivery services, restrictions on transfers of cable television ownership, a variety of consumer protection measures, and various regulations intended to facilitate the development of competing video delivery services. Other provisions benefit the owners of cable systems by restricting regulation of cable television in many significant respects, requiring that franchises be granted for reasonable periods of time, providing various remedies and safeguards to protect cable operators against arbitrary refusals to renew franchises, and limiting franchise fees to 5% of revenues.

        Apart from its authority under the 1992 Cable Act and the Telecommunications Act of 1996, the FCC regulates various other aspects of cable television operations. Since 1990 cable systems have been required to black out from the distant broadcast stations they carry syndicated programs for which local stations have purchased exclusive rights and requested exclusivity. Other long-standing FCC rules require cable systems to delete under certain circumstances duplicative network programs broadcast by distant stations. The FCC also imposes certain technical standards on cable television operators, exercises the power to license various microwave and other radio facilities frequently used in cable television operations, and regulates the assignment and transfer of control of such licenses. In addition, pursuant to the Pole Attachment Act, the FCC exercises authority to disapprove unreasonable rates charged to cable operators by telephone and power utilities for utilizing space on utility poles or in underground conduits. Some cable operators (including the Company's Cable One subsidiary) are using the right of access granted by the Pole Attachment Act to provide not only television programming but also data services such as Internet access over the same cables. In April 2000, the U.S. Court of Appeals for the Eleventh Circuit ruled that cable provision of Internet access is outside the scope of the FCC's pole attachment regulations, and thus utilities may impose a surcharge for pole or conduit access by cable companies that provide data services as well as television service. In January 2001, the U.S. Supreme Court agreed to hear an appeal of the Eleventh Circuit's decision brought by cable operators and the FCC.

        The Copyright Act of 1976 grants to cable television systems, under certain terms and conditions, the right to retransmit the signals of television stations pursuant to a compulsory copyright license. Those terms and conditions include the payment of certain license fees set forth in the statute or established by subsequent administrative regulations. The compulsory license fees have been increased on several occasions since this Act went into effect. In 1994 the availability of the compulsory copyright license was extended to "wireless cable" and direct broadcast satellite ("DBS") operators, although in the latter case the license right was limited to stations whose over-the-air signal was not available at the subscriber's location. However, in November 1999 Congress enacted the Satellite Home Viewer Improvement Act which extends the compulsory copyright license to DBS operators who wish to distribute the signals of local television stations to satellite subscribers in the markets served by such stations. This Act continued the other restrictions contained in the original compulsory license for DBS operators, which permit the signal of a distant network-affiliated station to be distributed only in areas where subscribers cannot receive an over-the-air signal of another station affiliated with the same network.

        The general prohibition on telephone companies operating cable systems in areas where they provide local telephone service was eliminated by the Telecommunications Act of 1996. Telephone companies now can provide video services in their telephone service areas under four different regulatory plans. First, they can provide traditional cable television service and be subject to the same regulations as the Company's cable television systems (including compliance with local franchise and any other local or state regulatory requirements). Second, they can provide "wireless cable" service, which is described below, and not be subject to either cable regulations or franchise requirements. Third, they can provide video services on a common-carrier basis, under which they would not be required to obtain local franchises but would be subject to common-carrier regulation (including a prohibition against exercising control over programming content). Finally, they can operate so-called "open video systems" without local franchises (although local communities can choose to require a franchise) and be subject to reduced regulatory burdens. The Act contains detailed requirements governing the operation of open video systems, including the nondiscriminatory offering of capacity to third parties and limiting to one-third of total system capacity the number of channels the operator can program when demand exceeds available capacity. In addition, the rates charged by an open video system operator to a third party for the carriage of video programming must be just and reasonable as determined in accordance with standards established by the FCC. (Cable operators and others not affiliated with a telephone company may also become operators of open video systems.) The Act also generally prohibits telephone companies from acquiring or owning an interest in existing cable systems operating in their service areas.

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

        At various times during the last decade, the FCC adopted rule changes intended to facilitate the development of so-called "wireless cable," a video service that is capable of distributing approximately 30 television channels in a local area by over-the-air microwave transmission using analog technology and a greater number of channels using digital compression technologies. In late 1998 the FCC began issuing licenses for a new digital wireless cable service which will utilize up to 1,300 megahertz of spectrum in the 28 and 31 gigahertz bands and is intended to provide large numbers of video channels as well as a variety of other services (including two-way telephony and Internet access).

        In November 2000, the FCC approved the use of spectrum in the 12.2-12.7 gigahertz band (the same band used by DBS operators) to provide a new land-based interactive video and data delivery service which is known as the Multichannel Video Distribution and Data Service ("MVDDS"). MVDDS providers will use "reharvested" DBS spectrum to transmit programming on a no-harmful interference basis using terrestrial microwave transmitters. (While DBS subscribers point their dishes south to pick up their provider's signal, MVDDS customers will aim their dishes north.) The Commission's order creating MVDDS did not grant any licenses to operate MVDDS systems. Instead, it requested comment on service, technical and licensing rules for the technology. Comments and reply comments to the FCC's order are due in March 2001. MVDDS providers, like providers of other forms of wireless cable, will not be required to obtain franchises from local governmental authorities and generally will operate under fewer regulatory requirements than conventional cable systems.

        In October 1999 the FCC amended its cable ownership rule, which governs the number of subscribers an owner of cable systems may reach on a national basis. Before revision, this rule provided that a single company could not serve more than 30% of potential cable subscribers (or "homes passed" by cable) nationwide. The revised rule allowed a cable operator to provide service to 30% of all actual subscribers to cable, satellite and other competing services nationwide, rather than to 30% of homes passed by cable. This revision had the effect of increasing the number of communities that could be served by a single cable operator and may have resulted in more consolidation in the cable industry. In March 2001 the U.S. Court of Appeals for the D.C. Circuit voided the FCC's revised rule on constitutional and procedural grounds and remanded the matter to the FCC for further proceedings. If the FCC adopts a new rule with a higher percentage of nationwide subscribers a single cable operator is permitted to serve, that action could lead to even greater consolidation in the industry.

        The FCC also has opened a proceeding to determine whether cable operators must provide third parties with nondiscriminatory access to the operators' cable systems for the purpose of providing Internet access or whether cable operators are free to offer Internet access only through a service provider selected by the cable operator. The Company's Cable One subsidiary currently serves as the Internet service provider on a number of its cable systems. Thus, depending on the outcome, this proceeding has the potential to interfere with the Company's ability to use its cable systems to deliver Internet access on a profitable basis. In addition, several local franchising authorities have attempted to require cable systems to provide open access to multiple Internet service providers. Court challenges to such requirements have thus far been successful with the courts holding that local governments lack authority to mandate open access because the provision of Internet service is not a cable service as that term is used in applicable federal law.

        Litigation also is pending in various courts in which various franchise requirements are being challenged as unlawful under the First Amendment, the Communications Act, the antitrust laws and on other grounds. One of the issues raised in these cases is whether local franchising authorities have the power to regulate the provision of Internet access by cable systems. Depending on the outcomes, such litigation could facilitate the development of duplicative cable facilities that would compete with existing cable systems, enable cable operators to offer certain services outside of cable regulation or otherwise materially affect cable television operations.

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

        The domestic edition of Newsweek is comprised of over 100 different geographic or demographic editions which carry substantially identical news and feature material but enable advertisers to direct messages to specific market areas or demographic groups. Domestically, Newsweek ranks second in circulation among the three leading weekly news magazines (Newsweek, Time and U.S. News & World Report). For each of the last five years Newsweek's average weekly domestic circulation rate base has been 3,100,000 copies. From 1996 through 1999 Newsweek's percentage of the total weekly domestic circulation rate base of the three leading weekly news magazines was 33.5%. In 2000 that percentage increased to 34.0%.

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

        The total number of Newsweek's domestic advertising pages and gross domestic advertising revenues as reported by Publishers' Information Bureau, Inc., together with Newsweek's percentages of the total number of advertising pages and total advertising revenues of the three leading weekly news magazines, for the past five years have been as follows:

                                               PERCENTAGE OF          NEWSWEEK
                                  NEWSWEEK     THREE LEADING            GROSS          PERCENTAGE OF
                                ADVERTISING        NEWS              ADVERTISING       THREE LEADING
                                   PAGES*        MAGAZINES            REVENUES*        NEWS MAGAZINES
                                   ------        ---------            ---------        --------------

1996.......................        2,520           36.6%           $ 381,621,000            37.0%
1997.......................        2,633           35.4%             406,324,000            35.1%
1998.......................        2,472           34.4%             393,168,000            33.8%
1999.......................        2,567           33.5%             432,701,000            32.8%
2000.......................        2,383           33.8%             433,932,000            34.2%

------------------------
        * Advertising pages and gross advertising revenues are those reported by Publishers' Information Bureau, Inc. PIB computes gross advertising revenues from basic one-time rates and the number of advertising pages carried. PIB figures therefore materially exceed actual gross advertising revenues, which reflect lower rates for multiple insertions. Net revenues as reported in the Company's Consolidated Statements of Income also exclude agency fees and cash discounts, which are included in the gross advertising revenues shown above. Page and revenue figures exclude affiliated advertising.

        Newsweek's advertising rates are based on its average weekly circulation rate base and are competitive with the other weekly news magazines. Effective with the January 10, 2000 issue, national advertising rates were increased by an average of 4.0%. Beginning with the issue dated January 8, 2001, national advertising rates were increased again, also by an average of 4.0%.

        Newsweek Business Plus, which is published 39 times a year, is a demographic edition of Newsweek distributed to high-income professional and managerial subscribers and subscribers in zip-code-defined areas. Advertising rates for this edition were increased an average of 4.0% in January 2000 and by an additional 4.0% in January 2001. The circulation rate base for this edition is 1,200,000 copies.

        Newsweek's other demographic edition, Newsweek Woman, which was published 12 times during 2000, has a circulation rate base of 800,000 selected female subscribers. At the beginning of 2000 advertising rates for this edition were increased by an average of 4.0%, with an additional average increase of 4.0% instituted early in 2001.

        Internationally, Newsweek is published in an Atlantic edition covering, Europe, the Middle East and Africa, a Pacific edition covering Japan, Korea and south Asia, and a Latin American edition, all of which are in the English language. Editorial copy solely of domestic interest is eliminated in the international editions and is replaced by other international, business or national coverage primarily of interest abroad.

        Since 1984 a section of Newsweek articles has been included in The Bulletin, an Australian weekly news magazine which also circulates in New Zealand. A Japanese-language edition of Newsweek, Newsweek Nihon Ban, has been published in Tokyo since 1986 pursuant to an arrangement with a Japanese publishing company which translates editorial copy, sells advertising in Japan and prints and distributes the edition. Newsweek Hankuk Pan, a Korean-language edition of Newsweek, began publication in 1991 pursuant to a similar arrangement with a Korean publishing company. Since 1996 Newsweek en Espanol, a Spanish-language edition of Newsweek distributed in Latin America, has been published under an agreement with a Miami-based publishing company which translates editorial copy, prints and distributes the edition and jointly sells advertising with Newsweek. In June 2000, Newsweek Bil Logha Al-Arabia, an Arabic-language edition of Newsweek, was launched under a similar arrangement with a Kuwaiti publishing company. Also, a Russian-language newsweekly modeled after Newsweek has been published since 1996 pursuant to licensing and advisory agreements entered into by Newsweek with a Russian publishing and broadcasting company. This magazine includes selected stories translated from Newsweek's various U.S. and foreign editions and is called Itogi (which means "summing-up" in Russian).

        The average weekly circulation rate base, advertising pages and gross advertising revenues of Newsweek's international editions (not including The Bulletin insertions or the foreign-language editions of Newsweek) for the past five years have been as follows:

                                 AVERAGE WEEKLY                                GROSS
                                  CIRCULATION         ADVERTISING           ADVERTISING
                                   RATE BASE             PAGES*              REVENUES*
                                   ---------             ------              ---------

1996.......................         642,000              2,446             $ 92,638,000
1997.......................         657,000              2,287               89,330,000
1998.......................         660,000              2,120               83,051,000
1999.......................         660,000              2,492               90,023,000
2000.......................         663,000              2,606              104,868,000

------------------------
        * Advertising pages and gross advertising revenues are those reported by CMR International. CMR computes gross advertising revenues from basic one-time rates and the number of advertising pages carried. CMR figures therefore materially exceed actual gross advertising revenues, which reflect lower rates for multiple insertions. Net revenues as reported in the Company's Consolidated Statements of Income also exclude agency fees and cash discounts, which are included in the gross advertising revenues shown above. Page and revenue figures exclude affiliated advertising.

        For 2001 the average weekly circulation rate base for Newsweek's English-language international editions (not including The Bulletin insertions) will be 666,000 copies. Newsweek's rate card estimates the average weekly circulation in 2001 for The Bulletin insertions will be 85,000 copies and for the Japanese-, Korean-, Russian-, Arabic- and Spanish-language editions will be 130,000, 90,000, 85,000, 30,000, and 52,500 copies, respectively.

        In June 2000 the online version of Newsweek, which includes stories from Newsweek's print edition as well as other material, became a co-branded feature on the MSNBC.com Web site. This feature is being produced by Washingtonpost.Newsweek Interactive Company, another subsidiary of the Company.

        In December 1999 Newsweek purchased Arthur Frommer's Budget Travel magazine and related assets (including a monthly newsletter). Launched in early 1998 as a quarterly, this magazine is now published six times a year and has a current circulation of 400,000 copies. Budget Travel is headquartered in New York City and has its own editorial staff.

        In August 1996 the United States Food and Drug Administration issued final rules designed to restrict the marketing of tobacco products to minors. These rules, which among other things would have limited advertising for tobacco products in print publications whose youth readership exceeds certain levels to black and white, text-only "tombstone" ads, were invalidated in a series of federal court rulings culminating in a March 2000 decision of the United States Supreme Court that the FDA has no jurisdiction to regulate tobacco products. During recent years Congress has also considered a range of proposals related to the marketing of tobacco products. The Company cannot now predict what actions may eventually be taken to restrict tobacco advertising. However such advertising accounts for less than 1% of Newsweek's operating revenues and negligible revenues at The Washington Post and the Company's other publications. Moreover, federal law has prohibited the carrying of advertisements for cigarettes and smokeless tobacco by commercial radio and television stations for many years. Thus the Company believes that any restrictions on tobacco advertising which may eventually be put into effect would not have a material adverse effect on Newsweek or on any of the Company's other business operations.

POST NEWSWEEK TECH MEDIA GROUP

        Post Newsweek Tech Media Group, Inc. ("TMG"), another subsidiary of the Company, publishes controlled-circulation trade periodicals and produces trade shows and conferences for the information technology industry.

        TMG (which was formerly named Post-Newsweek Business Information, Inc.) publishes Washington Technology, a biweekly tabloid newspaper for government information technology systems integrators, Government Computer News, a tabloid newspaper published 30 times per year serving government managers who buy information technology products and services, GCN State & Local, a monthly tabloid newspaper for state and local information technology buyers, and GCN Shopper, a tabloid newspaper published four times per year providing information technology product reviews and other buying information for government managers. Washington Technology, Computer Government News, GCN State & Local, and GCN Shopper have circulations of about 40,000, 87,000, 55,000, and 120,000 copies, respectively.

        TMG's other publications are Washington Techway, a biweekly news magazine with a circulation of 30,000 copies that addresses the needs of the private-sector technology business community in the Washington region, and the Technology Almanac, an annual directory of technology industry executives. Washington Techway also sponsors the annual Greater Washington High Technology Awards Banquet, which is held each spring in Washington, D.C. for over 1,200 technology executives. Together with The Washington Post and WPNI, TMG contributes to the washtech.com Web site which serves the Washington Techway community online.

        TMG also produces the FOSE trade show, which is held each spring in Washington, D.C. for information technology decision makers in government and industry.


                                    EDUCATION


        Kaplan, Inc., a subsidiary of the Company, provides an extensive range of educational services for children, students and professionals. Kaplan's historical focus on test preparation has been expanded as new educational and career services businesses have been acquired or initiated.

        Through its Test Preparation and Admissions Division, Kaplan prepares students for a broad range of admissions and licensing examinations including the SAT's, LSAT's, GMAT's, MCAT's, GRE's, and nursing and medical boards. This business can be subdivided into four categories: K-12 (serving primarily high school students preparing for the SAT's and ACT's); Graduate (serving college students and professionals, primarily with preparation for admission tests to graduate, medical and law schools); Medical (serving medical professionals preparing for licensing exams); and English Language Training (serving foreign students and professionals wishing to study or work in the U.S.). During 2000 this division of Kaplan enrolled over 158,000 students and provided courses at 160 permanent centers located throughout the United States and in Canada, Puerto Rico and London. Since the fall of 1999, Kaplan's test preparation and admissions courses have been available to students via the Internet at kaptest.com. In addition, Kaplan licenses material for certain of these courses to third parties who during 2000 offered such courses at 36 centers located in 15 countries.

        The Test Preparation and Admissions Division also includes Kaplan's publishing activities. Kaplan currently co-publishes over 130 book titles, predominately in the areas of test preparation, admissions, career guidance and life skills, through a joint venture with Simon & Schuster, and also develops educational software for the K through 12 and graduate markets which is sold through arrangements with a third party who is responsible for production and distribution. Kaplan also produces a college newsstand guide in conjunction with Newsweek.

        Kaplan's Professional Division offers licensing, continuing education, certification and professional development services for corporations and for individuals seeking to advance their careers. This division includes Dearborn Publishing, a provider of pre-licensing training and continuing education for securities, insurance and real estate professionals; Perfect Access Speer, a provider of software education and consulting services to law firms and businesses; Schweser's Study Program, a provider of materials aimed at preparing individuals for the Chartered Financial Analyst examination; and Self Test Software, a provider of preparation services for software proficiency certification examinations.

        Kaplan's Score Learning Division offers computer-based learning and individualized tutoring for children, as well as educational resources for parents, through three businesses. In 2000, the center-based business, which provides educational after-school enrichment services, opened 46 new centers (bringing the total number of Score centers to 142) and served nearly 50,000 students, up from 40,000 students in 1999. Score's center-based services are provided in facilities separate from Kaplan's test preparation centers due to differing configuration and equipment requirements. Score Prep serves high school students with one-on-one, in-home tutoring for standardized tests and academic subjects. eScore.com, which began operations in early 2000, offers parenting and educational resources online to help parents provide learning opportunities for their children.

        The Kaplan Colleges unit of Kaplan consists of three institutions specializing in distance education: Kaplan College, The College for Professional Studies, and Concord University School of Law. Kaplan College offers various bachelor degree, associate degree and certificate programs, principally in the fields of business and information technology, and is accredited by the Commission on Institutions of Higher Education of the North Central Association of Colleges and Schools. Some of Kaplan College's courses are offered online while others are offered in a traditional classroom format. The College for Professional Studies offers bachelor and associate degree and diploma correspondence programs in the fields of legal nurse consulting, paralegal studies and criminal justice, and is accredited by the Accreditation Commission of the Distance Education and Training Council ("DETC"). The College for Professional Studies had over 8,000 students enrolled at year-end 2000. Concord University School of Law, the nation's first online law school, offers juris doctor degrees wholly online. At year-end 2000, approximately 600 students were enrolled at Concord. Concord is accredited by DETC and has received operating approval from the California Bureau of Private Post-Secondary and Vocational Education. Concord also has complied with the registration requirements of the State Bar of California; graduates are, therefore, able to apply for admission to the California Bar.

        On August 1, 2000, Kaplan acquired all the outstanding stock of Quest Education Corporation. Quest, which is continuing operations as a subsidiary of Kaplan, offers a variety of bachelor degree, associate degree and diploma programs in the fields of healthcare, business, information technology, and fashion and design. Quest currently operates 34 schools (including Kaplan College) which are located in 13 states. Quest was serving over 12,800 students at year-end 2000, approximately 52% of whom were enrolled in accredited bachelor or associate degree programs.

        Kaplan also owns a 41.6% equity interest in BrassRing Inc., an Internet-based career-assistance and hiring management company. The other shareholders of BrassRing are the Tribune Company with a 27.5% interest, Gannett Co., Inc. with a 23.2% interest, and the venture capital firm Accel Partners with a 7.7% interest.

TITLE IV STUDENT FINANCIAL ASSISTANCE PROGRAMS

        Prior to the acquisition of Quest Education Corporation, none of Kaplan's educational offerings were eligible to participate in any of the student financial assistance programs that have been created under Title IV of the Higher Education Act of 1965, as amended. However funds provided under Title IV programs historically have been responsible for a majority of Quest's net revenues (accounting, for example, for about $82 million of Quest's $115 million in net revenues for the 12-month period ended March 31, 2000), and the significant role of Title IV funding in Quest's operations is expected to continue. All Quest schools are currently eligible to participate in Title IV programs, although certain schools have chosen not to participate in one or more programs that otherwise would be available under Title IV.

        To maintain Title IV eligibility a school must comply with extensive statutory and regulatory requirements relating to its financial aid management, educational programs, financial strength, recruiting practices and various other matters. Among other things, the school must be authorized to offer its educational programs by the appropriate governmental body in the state in which it operates, be accredited by an accrediting agency recognized by the U.S. Department of Education (the "Department of Education"), and enter into a program participation agreement with the Department of Education.

        A school may lose its eligibility to participate in Title IV programs if student defaults on the repayment of Title IV loans exceed specified default rates (referred to as "cohort default rates"). A school whose cohort default rate exceeds 40% for any single year may have its eligibility to participate in Title IV programs limited, suspended or terminated at the discretion of the Department of Education.

A school whose cohort default rate equals or exceeds 25% for three consecutive years will automatically lose its Title IV eligibility for at least two years unless the school can demonstrate exceptional circumstances justifying its continued eligibility. In addition, a for-profit postsecondary institution, like each of the Quest schools, will lose its Title IV eligibility for at least one year if more than 90% of the institution's cash receipts for any fiscal year are derived from Title IV programs.

        No proceeding is pending to fine any Quest school for a failure to comply with any Title IV requirement, or to limit, suspend or terminate the Title IV eligibility of any Quest school. However no assurance can be given that the Quest schools will maintain their Title IV eligibility in the future or that the Department of Education might not successfully assert that one or more of such schools have previously failed to comply with Title IV requirements. Most Quest schools are considered separately for the purpose of determining compliance with Title IV requirements. Thus if the Department of Education were to find that one or more Quest schools had failed to comply with any applicable Title IV requirement and as a result suspended or terminated the Title IV eligibility of those schools, that action normally would not affect the Title IV eligibility of other Quest schools that had continued to comply with Title IV requirements.

        As a general matter, schools participating in Title IV programs are not financially responsible for the failure of their students to repay Title IV loans. However the Department of Education may fine a school for a failure to comply with Title IV requirements and may even require a school to repay Title IV program funds if it finds that such funds have been administered improperly.

        Pursuant to Title IV program regulations, a school that undergoes a change in control must be reviewed and recertified by the Department of Education. In the interim, such a school may be certified on a provisional basis which permits the school to continue participating in Title IV programs but provides fewer procedural protections if the Department of Education asserts a material violation of Title IV requirements. As a result of Kaplan's acquisition of Quest, all of the schools owned by Quest at that time have been provisionally certified by the Department of Education for a term expiring in June 2004; Kaplan will be eligible to apply for full certification for such schools in the spring of 2004.

        Several Title IV programs are subject to periodic legislative review and reauthorization. In addition, the availability of funding for each Title IV program is wholly contingent upon the outcome of the annual federal appropriations process.

        Whether as a result of changes in the laws and regulations governing Title IV programs, a reduction in Title IV program funding levels, or a failure of the Quest schools to maintain eligibility to participate in Title IV programs, a material reduction in the amount of Title IV financial assistance available to Quest students would have a significant negative impact on Kaplan's operating results.


                                OTHER ACTIVITIES


INTERNATIONAL HERALD TRIBUNE

        The Company beneficially owns 50% of the outstanding common stock of the International Herald Tribune, S.A.S., a French company which publishes the International Herald Tribune in Paris, France. This English-language newspaper has an average daily paid circulation of almost 240,000 copies and is distributed in over 180 countries.

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

        All editions of The Herald and The Enterprise Newspapers are produced at The Daily Herald Company's plant in Everett, Washington. The Gazette Newspapers and the Southern Maryland Newspapers are all printed at the commercial printing facilities owned by The Gazette Newspapers, Inc. Greater Washington Publishing's periodicals are produced by independent contract printers with the exception of one periodical which is printed at one of the commercial printing facilities owned by The Gazette Newspapers, Inc.

        Newsweek's domestic edition is produced by three independent contract printers at five separate plants in the United States; advertising inserts and photo-offset films for the domestic edition are also produced by independent contractors. The international editions of Newsweek are printed in England, Hong Kong, Singapore, Switzerland, the Netherlands, South Africa and Hollywood, Florida; insertions for The Bulletin are printed in Australia. Since 1997 Newsweek and a subsidiary of AOL Time Warner have used a jointly owned company based in England to provide production and distribution services for the Atlantic editions of both Newsweek and Time. Budget Travel is produced by one of the independent contract printers that also prints Newsweek's domestic edition.

        All Post Newsweek Tech Media Group publications are produced by independent contract printers.

        In 2000 The Washington Post consumed about 237,000* tons of newsprint purchased from a number of suppliers, including Bowater Incorporated, which supplied approximately 34% of The Post's 2000 newsprint requirements. Although in prior years some of the newsprint The Post purchased from Bowater Incorporated typically was provided by Bowater Mersey Paper Company Limited, 49% of the common stock of which is owned by the Company (the majority interest being held by a subsidiary of Bowater Incorporated), during 2000 none of the newsprint consumed by The Post came from that source. Bowater Mersey owns and operates a newsprint mill near Halifax, Nova Scotia, and owns extensive woodlands that provide part of the mill's wood requirements. In 2000 Bowater Mersey produced about 255,000 tons of newsprint.

        The announced price of newsprint (excluding discounts) was approximately $750 per ton throughout 2000. Discounts from the announced price of newsprint can be substantial and prevailing discounts declined during the second half of the year. The Post believes it has adequate newsprint available through contracts with its various suppliers. Over 90% of the newsprint used by The Post includes some recycled content. The Company owns 80% of the stock of Capitol Fiber Inc., which handles and sells to recycling industries old newspapers and other paper collected in Washington, D.C., Maryland and northern Virginia.

        In 2000 the operations of The Daily Herald Company and The Gazette Newspapers, Inc. consumed approximately 9,700 and 14,700 tons of newsprint, respectively, which was obtained in each


------------------------

        * All references in this report to newsprint tonnage and prices refer to short tons (2,000) and not to metric tons (2,204.6 pounds) which are often used in newsprint price quotations.

case from various suppliers. Approximately 80% of the newsprint used by The Daily Herald Company and 50% of the newsprint used by The Gazette Newspapers, Inc. includes some recycled content.

        The domestic edition of Newsweek consumed about 34,200 tons of paper in 2000, the bulk of which was purchased from eight major suppliers. The current cost of body paper (the principal paper component of the magazine) is approximately $1,030 per ton.

        Over 90% of the aggregate domestic circulation of Newsweek is delivered by periodical (formerly second-class) mail, most Newsweek subscriptions are solicited by either first-class or standard A (formerly third-class) mail, and all Post Newsweek Tech Media Group publications are delivered by periodical mail. Thus, substantial increases in postal rates for these classes of mail could have a significant negative impact on the operating income of these business units. In November 2000 the Board of Governors of the U.S. Postal Service approved a rate increase of 3.0% for first-class mail, 9.9% for periodical mail, and 6.0% for standard A mail, each effective January 7, 2001. This action will increase annual postage costs by approximately $3.3 million at Newsweek and by a nominal amount at TMG. On the other hand, since advertising distributed by standard A mail competes to some degree with newspaper advertising, the Company believes this increase in standard A rates could have a positive impact on the advertising revenues of The Washington Post, The Herald, The Gazette Newspapers and Southern Maryland Newspapers, although the Company is unable to quantify the amount of such impact.


                                   COMPETITION


        The Washington Post competes in the Washington, D.C. metropolitan area with The Washington Times, a newspaper which has published weekday editions since 1982 and Saturday and Sunday editions since 1991. The Post also encounters competition in varying degrees from newspapers published in suburban and outlying areas, other nationally circulated newspapers, and from television, radio, magazines and other advertising media, including direct mail advertising. Since 1997 The New York Times has produced a Washington Edition which is printed locally and includes television channel listings and weather for the Washington, D.C. area.

        Washingtonpost.Newsweek Interactive faces competition from many other Internet services as well as from alternative methods of delivering news and information. In addition, Internet-based services are carrying increasing amounts of advertising and over time such services could adversely affect the Company's print publications and television broadcasting operations, all of which rely on advertising for the majority of their revenues. Several companies are offering online services containing information and advertising tailored for specific metropolitan areas, including the Washington, D.C. metropolitan area. Digital Cities (a subsidiary of AOL Time Warner) produces DigitalCity Washington, which is part of AOL's nationwide network of local online sites. Other popular Internet sites, such as those of Yahoo! and Netscape Netcenter, offer their own version of a local, D.C.-area guide. In addition, Verizon offers a yellow pages service on the Internet which includes information of local interest as well as a nationwide residential white pages directory, and Big Yellow, an electronic directory of businesses across the United States. National online classified advertising is becoming a particularly crowded field, with competitors such as Yahoo! and eBay aggregating large volumes of content into a national classified database covering a broad range of product lines. Other competitors are focusing on vertical niches in specific content areas: CarPoint and Autobytel.com, for example, aggregate national car listings; Realtor.com aggregates national real estate listings; and Monster.com, CareerBuilder, and Headhunter.net aggregate employment listings.

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

        The circulation of The Gazette Newspapers is limited to Montgomery and Frederick Counties and parts of Prince George's, Carroll, Anne Arundel and Howard Counties, Maryland. The Gazette Newspapers compete with many other advertising vehicles available in their service areas, including The Potomac and Bethesda/Chevy Chase Almanacs, The Western Montgomery Bulletin, The Bowie Blade-News, The West County News and The Laurel Leader, weekly controlled-circulation community newspapers, The Montgomery Sentinel, a weekly paid-circulation community newspaper, The Prince George's Sentinel, a weekly controlled-circulation community newspaper (which also has a weekly paid-circulation edition), The Montgomery and Prince George's Journals, daily paid-circulation community newspapers, and The Frederick News-Post, a daily paid-circulation community newspaper. The newly acquired Southern Maryland Newspapers circulate in southern Prince George's County and in Charles, Calvert and St. Mary's Counties, Maryland, where they also compete with many other advertising vehicles available in their service areas, including the Calvert County Independent and St. Mary's Today, weekly controlled-circulation community newspapers.

        The advertising periodicals published by Greater Washington Publishing compete both with many other forms of advertising available in their distribution area as well as with various other free-circulation advertising periodicals.

        The Company's television stations compete for audiences and advertising revenues with television and radio stations and cable television systems serving the same or nearby areas, with direct broadcast satellite services and to a lesser degree with other media such as newspapers and magazines. Cable television systems operate in substantial portions of the Company's broadcast markets where they compete for television viewers by importing out-of-market television signals and by distributing pay-cable, advertiser-supported and other programming that is originated for cable systems. In addition, direct broadcast satellite ("DBS") services provide nationwide distribution of television programming (including in some cases pay-per-view programming and programming packages unique to DBS) using small receiving dishes and digital transmission technologies. In November 1999, Congress passed the Satellite Home Viewer Improvement Act, which gives DBS operators the ability to distribute the signals of local television stations to subscribers in the stations' local market area ("local-into-local" service), although since April 2000 the DBS operator has been required to obtain the consent of each local television station included in such a service. The Company's television stations in Miami, Detroit, Houston, Orlando and San Antonio currently are being distributed locally by satellite. Under a rule currently subject to judicial challenge on constitutional grounds, by January 1, 2002, DBS providers that offer local-into-local service will be required to carry all full-power television stations in the markets in which they have chosen to provide this service. The FCC has adopted rules implementing the provisions of this Act that require certain program-exclusivity rules applicable to cable television to be applied to DBS providers; although certain of these rules, primarily relating to sports blackouts, are subject to reconsideration by the FCC. The Satellite Home Viewer Improvement Act also continues restrictions on the transmission of distant network stations by DBS operators. Under these restrictions, DBS operators are prohibited from distributing the signals of any network-affiliated television station except in areas where the over-the-air signal of the same network's local affiliate is not available. Several lawsuits were filed beginning in late 1996 in which plaintiffs

(including all four major broadcast networks and network-affiliated stations including one of the Company's Florida stations) alleged that certain DBS operators had not been complying with this restriction. The plaintiffs have entered into a settlement with DBS operator DirecTV, under which it will discontinue distant-network service to certain subscribers and alter the method by which it determines eligibility for this service. Litigation against DBS operator Echostar is continuing. The Satellite Home Viewer Improvement Act also provides that certain distant-network subscribers whose service would have been discontinued as a result of this litigation will continue to have access to distant-network service for a five-year period. In addition to the matters discussed above, the Company's television stations may also become subject to increased competition from low-power television stations, wireless cable services, satellite master antenna systems (which can carry pay-cable and similar program material) and prerecorded video programming. Further, the deployment of digital and other improved television technologies may enhance the ability of some of these other video providers to compete more effectively for viewers with the local television broadcasting stations owned by the Company.

        Cable television systems operate in a highly competitive environment. In addition to competing with the direct reception of television broadcast signals by the viewer's own antenna, such systems (like existing television stations) are subject to competition from various other forms of television program delivery. In particular, DBS services (which are discussed in more detail in the preceding paragraph) have been growing rapidly and are now a significant competitive factor. The ability of DBS operators to provide local-into-local service (as described above) is expected to increase competition between cable and DBS operators in markets where local-into-local service is provided. DBS operators are not required to provide local-into-local service, and some smaller markets may not receive this service for several years. However, in December 2000 Congress passed and the President signed legislation to provide $1.25 billion in federal loan guarantees to help satellite carriers (and cable operators) provide local TV signals to rural areas, and DBS operators have stated that they intend to provide local-into-local service in a greater number of markets in the future. Local-into-local service is not yet offered in most markets in which the Company provides cable television service, but such services could be launched by DBS operators at any time. The Company's cable television systems also compete with wireless cable services in several of their markets and may face additional competition from such services in the future. Moreover, the Telecommunications Act of 1996 permits telephone companies to own and operate cable television systems in the same areas where they provide telephone services and thus may lead to the provision of competing program delivery services by local telephone companies.

        According to figures compiled by Publishers' Information Bureau, Inc., of the 268 magazines reported on by the Bureau, Newsweek ranked eighth in total advertising revenues in 2000, when it received approximately 2.5% of all advertising revenues of the magazines included in the report. The magazine industry is highly competitive both within itself and with other advertising media which compete for audience and advertising revenue.

        Post Newsweek Tech Media Group's publications and trade show compete with many other advertising vehicles and sources of similar information.

        Kaplan competes in each of its test preparation product lines with a variety of regional and national test preparation businesses, as well as with individual tutors and in-school preparation for standardized tests. Kaplan's Score Learning subsidiary competes with other regional and national learning centers, individual tutors and other educational e-commerce businesses which target parents and students. Kaplan's Professional Division competes with other companies which provide alternative or similar professional training, test-preparation and consulting services. Quest and The Kaplan

Colleges compete with both facilities-based and other distance learning providers of similar educational services, including not-for-profit colleges and universities and for-profit businesses.

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

        Donald E. Graham, age 55, has been Chairman of the Board of the Company since September 1993 and Chief Executive Officer of the Company since May 1991. Mr. Graham served as President of the Company from May 1991 until September 1993 and prior to that had been a Vice President of the Company for more than five years. Mr. Graham also served as Publisher of The Washington Post from 1979 until September 2000.

        Katharine Graham, age 83, is Chairman of the Executive Committee of the Company's Board of Directors. Mrs. Graham previously served as Chairman of the Board of the Company from 1973 until September 1993 and as the Company's Chief Executive Officer from 1973 until May 1991.

        Diana M. Daniels, age 51, has been Vice President and General Counsel of the Company since November 1988 and Secretary of the Company since September 1991. Ms. Daniels served as General Counsel of the Company from January 1988 to November 1988 and prior to that had been Vice President and General Counsel of Newsweek, Inc. since 1979.

        Beverly R. Keil, age 54, has been a Vice President of the Company since 1986; from 1982 through 1985 she was the Company's Director of Human Resources.

        John B. Morse, Jr., age 54, has been Vice President-Finance of the Company since November 1989. He joined the Company as Vice President and Controller in July 1989, and prior to that had been a partner of Price Waterhouse.

        Gerald M. Rosberg, age 54, was named Vice President-Planning and Development of the Company in February 1999. Mr. Rosberg had previously served as Vice President-Affiliates at The Washington Post, a position he assumed in November 1997. Mr. Rosberg joined the Company in January 1996 as The Post's Director of Affiliate Relations.


                                    EMPLOYEES


        The Company and its subsidiaries employ approximately 10,700 persons on a full-time basis.

        The Washington Post has approximately 2,900 full-time employees. About 1,770 of The Post's full-time employees and about 560 part-time employees are represented by one or another of eight unions. Collective bargaining agreements are currently in effect with locals of the following unions covering the full-time and part-time employees and expiring on the dates indicated: 1,518 editorial, newsroom and commercial department employees represented by the Communication Workers of America (May 18, 2002); 99 paperhandlers and general workers represented by the Graphic Communications International Union (November 20, 2004); 45 machinists represented by the International Association of Machinists (January 10, 2004); 33 photoengravers-platemakers represented by the Graphic Communications International Union (February 14, 2004); 32 electricians represented by the International Brotherhood of Electrical Workers (June 17,
2001); 39 engineers, carpenters and painters represented by the International Union of Operating Engineers (March 31, 2002); and 366 mailers and 125 mailroom helpers represented by the Communications Workers of America (May 18, 2003). The contract covering 117 typographers represented by the Communications Workers of America expired on October 2, 2000. The traditional jobs performed by these employees had been eliminated by new technology. During negotiations for a new contract, The Post offered all members of the bargaining unit an early retirement incentive program which was accepted by all but three individuals. On February 27, 2001, The Post's building services employees voted against continued representation by the Service Employees International Union. At the time of the vote this unit included 92 employees.

        Washingtonpost.Newsweek Interactive has approximately 270 full-time and 35 part-time employees, none of whom is represented by a union.

        Of the approximately 290 full-time and 120 part-time employees at The Daily Herald Company, about 70 full-time and 25 part-time employees are represented by one or another of three unions. The newspaper's collective bargaining agreement with the Graphic Communications International Union, which represents press operators, expires on March 15, 2005. Its agreement with the International Brotherhood of Teamsters, which represents bundle haulers, will expire on May 31, 2001, and its agreement with the Communications Workers of America, which represents printers and mailers, will expire on October 31, 2001.

        Newsweek has approximately 740 full-time employees (including about 165 editorial employees represented by the Communications Workers of America under a collective bargaining agreement which will expire in December 2003).

        The Company's broadcasting operations have approximately 975 full-time employees, of whom about 245 are union-represented. Of the eight collective bargaining agreements covering union-represented employees, one has expired with Company implementing its last offer after the parties reached an impasse in negotiations. Two collective bargaining agreements will expire in December 2001.

        The Company's Cable Television Division has approximately 1,400 full-time employees. Kaplan and its subsidiary companies together employ approximately 3,470 persons on a full-time basis (which number does not include substantial numbers of part-time employees who serve in instructional and clerical capacities). The Gazette Newspapers, Inc. has approximately 590 full-time and 120 part-time employees. Robinson Terminal Warehouse Corporation (the Company's newsprint warehousing and distribution subsidiary), Greater Washington Publishing, and Post Newsweek Tech Media Group each employ fewer than 150 persons. None of these units' employees is represented by a union.

                           FORWARD-LOOKING STATEMENTS


        All public statements made by the Company and its representatives which are not statements of historical fact, including certain statements in this Annual Report on Form 10-K and in the Company's 2000 Annual Report to Stockholders, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include comments about the Company's business strategies and objectives, the prospects for growth in the Company's various business operations, and the Company's future financial performance. As with any projection or forecast, forward-looking statements are subject to various risks and uncertainties that could cause actual results or events to differ materially from those anticipated in such statements. In addition to the various matters discussed elsewhere in this Annual Report on Form 10-K (including the financial statements and other items filed herewith), specific factors identified by the Company that might cause such a difference include the following: changes in prevailing economic conditions, particularly in the specific geographic and other markets served by the Company; actions of competitors, including price changes and the introduction of competitive service offerings; changes in the preferences of readers, viewers and advertisers, particularly in response to the growth of Internet-based media; changes in communications and broadcast technologies; the effects of changing cost or availability of raw materials, including changes in the cost or availability of newsprint and magazine body paper; changes in the extent to which standardized tests are used in the admissions process by colleges and graduate schools; changes in the extent to which licensing or proficiency examinations are used to qualify individuals to pursue certain careers; changes in laws or regulations, including changes that affect the way business entities are taxed; and changes in accounting principles or in the way such principles are applied.

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

        In 1980 the Company built a printing plant on 13 acres of land owned by the Company in Fairfax County, Virginia, and in 1998 completed an expansion of that facility. Also in 1998 the Company completed construction of a new printing plant and distribution facility for The Post on a 17-acre tract of land in Prince George's County, Maryland which was purchased by the Company in 1996. In addition, the Company owns undeveloped land near Dulles Airport in Fairfax County, Virginia (39 acres) and in Prince George's County, Maryland (34 acres). During 2000 the Company sold the printing plant in Southeast Washington, D.C. which previously had been used as one of the production facilities for The Post.

        The Herald owns its plant and office building in Everett, Washington; it also owns two warehouses adjacent to its plant and a small office building in Lynnwood, Washington.

        The Gazette Newspapers, Inc. owns a two-story brick building that serves as headquarters for The Gazette Newspapers and a separate two-story brick building that houses its Montgomery County commercial printing business. It also owns a one-story brick building that formerly served as its headquarters and is under contract to be sold. All of these properties are located in Gaithersburg,

Maryland. In connection with its purchase of the Southern Maryland Newspapers, The Gazette Newspapers, Inc. acquired a one-story brick building in Waldorf, Maryland, that houses its Charles County commercial printing business and also serves as the headquarters for three of the Southern Maryland Newspapers. Other editorial and sales offices for The Gazette Newspapers and the Southern Maryland Newspapers are located in leased premises.

        The principal offices of Newsweek are located at 251 West 57th Street in New York City, where Newsweek rents space on nine floors. The lease on this space will expire in 2009 but is renewable for a 15-year period at Newsweek's option at rentals to be negotiated or arbitrated. Budget Travel's offices are also located in New York City where they occupy premises under a lease which expires in 2010. In 1997 Newsweek sold its Mountain Lakes, N.J. facility to a third party and leased back a portion of this building to house its accounting, production and distribution departments. The lease on this space will expire in 2007 but is renewable for two 5-year periods at Newsweek's option.

        The headquarters offices of the Company's broadcasting operations are located in Detroit, Michigan in the same facilities that house the offices and studios of WDIV. That facility and those that house the operations of each of the Company's other television stations are all owned by subsidiaries of the Company, as are the related tower sites (except in Houston, Orlando and Jacksonville where the tower sites are 50% owned).

        The headquarters offices of the Cable Television Division are located in a three-story office building in Phoenix, Arizona which was purchased by Cable One in 1998. The majority of the offices and head-end facilities of the Division's individual cable systems are located in buildings owned by Cable One. Substantially all the tower sites used by the Division are leased.

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

        Kaplan owns a total of six buildings including a six-story building located at 131 West 56th Street in New York City, which serves as an educational center primarily for foreign students, and a 2,282 square foot office condominium in Chapel Hill, North Carolina which it utilizes for its Test Prep business. Kaplan also owns a 15,000 square foot three-story building in Berkeley, California utilized for its foreign and Test Prep businesses. As part of the Quest acquisition, Kaplan acquired a 58,000 square foot facility in Lincoln, Nebraska used by the Lincoln School of Commerce, a 25,335 square foot facility in Omaha, Nebraska used by the Nebraska College of Business, and a 131,000 square foot facility in Manchester, New Hampshire used by Hesser College. Kaplan's principal educational center in New York City for other than international students is located at 16 Cooper Square, where Kaplan rents two floors under a lease expiring in 2013. Kaplan's distribution facilities are located in a 169,000 square foot warehouse in Aurora, Illinois which has been rented under a lease which expires in 2010. Kaplan's headquarters offices are located at 888 Seventh Avenue in New York City, where Kaplan rents space on three floors under a lease which expires in 2007. All other Kaplan facilities (including administrative offices and instructional locations) occupy leased premises.

        The offices of Washingtonpost.Newsweek Interactive are located in Arlington, Virginia, and the offices of Greater Washington Publishing are located in Fairfax, Virginia. Post Newsweek Tech Media Group has its headquarters office in Vienna, Virginia, and also maintains office space in Silver

Spring and Gaithersburg, Maryland and in San Francisco, California. The office space for each of these units is leased.

ITEM 3. LEGAL PROCEEDINGS.

        The Company and The Gazette Newspapers, Inc., its wholly owned subsidiary (the "Gazette"), are parties to an antitrust lawsuit filed by the owners of two local Maryland newspapers in the United States District Court for the District of Maryland on February 28, 2001, following the acquisition by the Gazette of the Southern Maryland Newspapers. The lawsuit alleges that the Company and the Gazette have used predatory pricing and other illegal means to restrain trade and monopolize the community newspaper market in Montgomery, Prince George's and several other counties in Maryland, and requests the award of unspecified treble damages and attorneys' fees as well as remedial injunctive relief (including the divestiture of the Gazette by the Company). The Company and the Gazette have not yet filed an answer to this complaint but anticipate denying all of the allegations of illegal conduct contained therein. The Company has learned that in late February 2001 the Antitrust Division of the United States Department of Justice was requested by a local newspaper competitor to investigate the Southern Maryland Newspapers acquisition. In addition, the Antitrust Division of the Maryland Attorney General's Office has confirmed to the Company that it is reviewing the same transaction. The Company and its subsidiaries are also defendants in various other civil lawsuits that have arisen in the ordinary course of their businesses, including actions for libel and invasion of privacy. While it is not possible to predict the outcome of these lawsuits and investigations, in the opinion of management their ultimate dispositions should not have a material adverse effect on the financial position, liquidity or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.


                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

        The Company's Class B Common Stock is traded on the New York Stock Exchange under the symbol "WPO." The Company's Class A Common Stock is not publicly traded.

        The high and low sales prices of the Company's Class B Common Stock during the last two years were:

                                                 2000                                 1999
                                                 ----                                 ----

         Quarter                           High        Low                      High        Low
         -------                           ----        ---                      ----        ---
January - March.....................      $ 587      $ 472                     $ 595      $ 517
April - June........................        541        471                       582        510
July - September....................        528        467                       574        508
October - December..................        629        508                       586        490

        During 2000 the Company repurchased 200 shares of its Class B Common Stock in an unsolicited transaction.

        At February 1, 2001, there were 23 holders of record of the Company's Class A Common Stock and 1,125 holders of record of the Company's Class B Common Stock.

        Both classes of the Company's Common Stock participate equally as to dividends. Quarterly dividends were paid at the rate of $1.35 per share during 2000 and $1.30 per share during 1999.

ITEM 6. SELECTED FINANCIAL DATA.

        See the information for the years 1996 through 2000 contained in the table titled "Ten-Year Summary of Selected Historical Financial Data" which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 30 hereof (with only the information for such years to be deemed filed as part of this Annual Report on Form 10-K).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        See the information contained under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 30 hereof.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is exposed to market risk in the normal course of its business due primarily to its ownership of marketable equity securities which are subject to equity price risk and to its borrowing activities which are subject to interest rate risk.

                                Equity Price Risk

        The Company has common stock investments in several publicly traded companies (as discussed in Note C to the Company's consolidated Financial Statements) that are subject to market price volatility. The fair value of these common stock investments totaled $221,137,000 at December 31, 2000.

        The following table presents the hypothetical change in the aggregate fair value of the Company's common stock investments in publicly traded companies assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the market price of each stock included therein:

          Value of Common Stock Investments                         Value of Common Stock Investments
            Assuming Indicated Decrease in                           Assuming Indicated Increase in
                  Each Stock's Price                                       Each Stock's Price
-------------------------------------------------------    ----------------------------------------------------
      -30%               -20%               -10%                +10%               +20%              +30%
-----------------   ----------------   ----------------    ----------------   ---------------   ---------------
  $154,795,900       $176,909,600       $199,023,300        $243,250,700       $265,364,400      $287,478,100

        During the eight quarters since the end of the Company's 1998 fiscal year, market price movements caused the aggregate fair value of the Company's common stock investments in publicly traded companies to change by approximately 15% in two quarters, 20% in one quarter and by less then 10% in each of the other five quarters.

                               Interest Rate Risk

        At December 31, 2000, the Company had short-term commercial paper borrowings outstanding of $525,367,000 at an average interest rate of 6.6%. At January 2, 2000, the Company had commercial paper borrowings outstanding of $487,677,000 at an average interest rate of 6.4%. The Company is exposed to interest rate risk with respect to such borrowings since an increase in commercial paper borrowing rates would increase the Company's interest expense on its commercial paper borrowings. Assuming a hypothetical 100 basis point increase in its average commercial paper borrowing rates from those that prevailed during the Company's 2000 and 1999 fiscal years, the Company's interest expense would have been greater by approximately $4,600,000 in fiscal 2000 and by approximately $1,400,000 in fiscal 1999.

        The Company's long-term debt consists of $400,000,000 principal amount of 5.5% unsecured notes due February 15, 2009 (the "Notes"). At December 31, 2000, the aggregate fair value of the

Notes, based upon quoted market prices, was $376,200,000. An increase in the market rate of interest applicable to the Notes would not increase the Company's interest expense with respect to the Notes since the rate of interest the Company is required to pay on the Notes is fixed, but such an increase in rates would affect the fair value of the Notes. Assuming, hypothetically, that the market interest rate applicable to the Notes was 100 basis points higher than the Notes' stated interest rate of 5.5%, the fair value of the Notes would be approximately $375,046,000. Conversely, if the market interest rate applicable to the Notes was 100 basis points lower than the Notes' stated interest rate, the fair value of the Notes would then be approximately $426,926,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        See the Company's Consolidated Financial Statements at December 31, 2000, and for the periods then ended, together with the report of PricewaterhouseCoopers LLP thereon and the information contained in Note N to said Consolidated Financial Statements titled "Summary of Quarterly Operating Results and Comprehensive Income (Unaudited)," which are included in this Annual Report on Form 10-K and listed in the index to financial information on page 30 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information contained under the heading "Executive Officers" in Item 1 hereof and the information contained under the headings "Nominees for Election by Class A Stockholders," "Nominees for Election by Class B Stockholders" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders is incorporated herein by reference thereto.

ITEM 11. EXECUTIVE COMPENSATION.

        The information contained under the headings "Compensation of Directors," "Executive Compensation," "Retirement Plans," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Performance Graph" in the definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders is incorporated herein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information contained under the heading "Stock Holdings of Certain Beneficial Owners and Management" in the definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders is incorporated herein by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information contained under the heading "Certain Relationships and Related Transactions" in the definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders is incorporated herein by reference thereto.

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

                (i) Financial Statements and Financial Statement Schedules

                        As listed in the index to financial information on page 30 hereof.

                (ii) Exhibits

                        As listed in the index to exhibits on page 60 hereof.


        (b) REPORTS ON FORM 8-K.

                No reports on Form 8-K were filed during the last quarter of the period covered by this report.


                                   SIGNATURES


        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON MARCH 23, 2001.


                                                THE WASHINGTON POST COMPANY
                                                        (Registrant)



                                                  By   John B. Morse, Jr.
                                                    ------------------------
                                                       John B. Morse, Jr.
                                                     Vice President-Finance

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 23, 2001:


    Donald E. Graham               Chairman of the Board and Chief
                                Executive Officer (Principal Executive
                                          Officer) and Director

    Katharine Graham            Chairman of the Executive Committee
                                      of the Board and Director

    John B. Morse, Jr.            Vice President-Finance (Principal
                                   Financial and Accounting Officer)

    Warren E. Buffett                           Director

    Daniel B. Burke                             Director

    Barry Diller                                Director

    George J. Gillespie, III                    Director

    Ralph E. Gomory                             Director

    Donald R. Keough                            Director

    William J. Ruane                            Director

    Richard D. Simmons                          Director

    George W. Wilson                            Director



                                              By    John B. Morse, Jr.
                                                 ------------------------
                                                    John B. Morse, Jr.
                                                     Attorney-in-Fact


        An original power of attorney authorizing Donald E. Graham, Katharine Graham, John B. Morse, Jr. and Diana M. Daniels, and each of them, to sign all reports required to be filed by the Registrant pursuant to the Securities Exchange Act of 1934 on behalf of the above-named directors and officers has been filed with the Securities and Exchange Commission.

                         INDEX TO FINANCIAL INFORMATION

                               ------------------

                           THE WASHINGTON POST COMPANY

                                                                                                          PAGE
                                                                                                          ----

Financial Statements and Schedules:
         Report of Independent Accountants  .............................................................. 31
         Consolidated Statements of Income for the Three Fiscal Years
              Ended December 31, 2000  ................................................................... 32
         Consolidated Statements of Comprehensive Income for the Three
              Fiscal Years Ended December 31, 2000  ...................................................... 32
         Consolidated Balance Sheets at December 31, 2000 and January 2, 2000  ........................... 33
         Consolidated Statements of Cash Flows for the Three Fiscal Years
              Ended December 31, 2000  ................................................................... 35
         Consolidated Statements of Changes in Common Shareholders' Equity for the Three
              Fiscal Years Ended December 31, 2000  ...................................................... 36
         Notes to Consolidated Financial Statements  ..................................................... 37
         Financial Statement Schedules for the Three Fiscal Years Ended December 31, 2000:
                  II - Valuation and Qualifying Accounts  ................................................ 50
Management's Discussion and Analysis of Results of Operations and Financial
         Condition (Unaudited)  .......................................................................... 51
Ten-Year Summary of Selected Historical Financial Data (Unaudited)  ...................................... 58

                               ------------------

        All other schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements or the notes thereto referred to above.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Shareholders of
The Washington Post Company

In our opinion, the consolidated financial statements referred to under Item 14(a)(i) on page 28 and listed in the index on page 30 present fairly, in all material respects, the financial position of The Washington Post Company and its subsidiaries at December 31, 2000 and January 2, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule referred to under Item 14(a)(i) on page 28 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP


Washington, D.C.
January 26, 2001

Consolidated Statements of Income


                                                                             Fiscal year ended
                                                              -------------------------------------------------
                                                              December 31,       January 2,         January 3,
(in thousands, except share amounts)                             2000               2000               1999
---------------------------------------------------------------------------------------------------------------

OPERATING REVENUE
   Advertising ........................................       $ 1,396,583        $ 1,330,560        $ 1,297,621
   Circulation and subscriber .........................           601,258            579,693            547,450
   Education ..........................................           352,753            240,075            171,372
   Other ..............................................            61,556             65,243             93,917
                                                              -------------------------------------------------
                                                                2,412,150          2,215,571          2,110,360
                                                              -------------------------------------------------

OPERATING COSTS AND EXPENSES
   Operating ..........................................         1,308,063          1,189,734          1,139,177
   Selling, general, and administrative ...............           583,623            474,586            453,149
   Depreciation of property, plant, and equipment .....           117,948            104,235             89,248
   Amortization of goodwill and other intangibles .....            62,634             58,563             49,889
                                                              -------------------------------------------------
                                                                2,072,268          1,827,118          1,731,463
                                                              -------------------------------------------------

INCOME FROM OPERATIONS ................................           339,882            388,453            378,897

   Equity in losses of affiliates .....................           (36,466)            (8,814)            (5,140)
   Interest income ....................................               967              1,097              1,137
   Interest expense ...................................           (54,731)           (26,786)           (11,538)
   Other (expense) income, net ........................           (19,782)            21,435            304,703
                                                              -------------------------------------------------

INCOME BEFORE INCOME TAXES ............................           229,870            375,385            668,059
PROVISION FOR INCOME TAXES ............................            93,400            149,600            250,800
                                                              -------------------------------------------------
NET INCOME ............................................           136,470            225,785            417,259
REDEEMABLE PREFERRED STOCK DIVIDENDS ..................            (1,026)              (950)              (956)
                                                              -------------------------------------------------
NET INCOME AVAILABLE FOR COMMON SHARES ................       $   135,444        $   224,835        $   416,303
                                                              =================================================
BASIC EARNINGS PER COMMON SHARE .......................       $     14.34        $     22.35        $     41.27
                                                              =================================================
DILUTED EARNINGS PER COMMON SHARE .....................       $     14.32        $     22.30        $     41.10
                                                              =================================================


Consolidated Statements of Comprehensive Income

                                                                                          Fiscal year ended
                                                                           ----------------------------------------------
                                                                            December 31,     January 2,       January 3,
(in thousands)                                                                 2000             2000             1999
------------------------------------------------------------------------------------------------------------------------

NET INCOME ...........................................................       $ 136,470        $ 225,785        $ 417,259

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation adjustments ..........................          (1,685)          (3,289)          (1,136)
   Change in net unrealized gain on available-for-sale securities ....          13,527          (48,176)          68,768
   Less reclassification adjustment for
      realized gains included in net income ..........................            (197)         (11,995)              --
                                                                           ----------------------------------------------
                                                                                11,645          (63,460)          67,632

   Income tax (expense) benefit related to other
      comprehensive income (loss) ....................................          (5,097)          23,460          (26,819)
                                                                           ----------------------------------------------
                                                                                 6,548          (40,000)          40,813
                                                                           ==============================================
COMPREHENSIVE INCOME .................................................       $ 143,018        $ 185,785        $ 458,072
                                                                           ==============================================

The information on pages 37 through 49 is an integral part of the financial statements.

Consolidated Balance Sheets


                                                              December 31,       January 2,
(in thousands)                                                    2000              2000
---------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
   Cash and cash equivalents ..........................       $    20,345        $    75,479
   Investments in marketable equity securities ........            10,948             37,228
   Accounts receivable, net ...........................           306,016            270,264
   Federal and state income taxes .....................            12,370             48,597
   Inventories ........................................            15,178             13,890
   Other current assets ...............................            40,210             30,701
                                                              ------------------------------
                                                                  405,067            476,159

PROPERTY, PLANT, AND EQUIPMENT
   Buildings ..........................................           263,311            249,957
   Machinery, equipment, and fixtures .................         1,217,282          1,081,787
   Leasehold improvements .............................            70,706             53,048
                                                              ------------------------------
                                                                1,551,299          1,384,792
   Less accumulated depreciation ......................          (736,781)          (626,899)
                                                              ------------------------------
                                                                  814,518            757,893
   Land ...............................................            38,000             37,301
   Construction in progress ...........................            74,543             59,712
                                                              ------------------------------
                                                                  927,061            854,906

INVESTMENTS IN MARKETABLE EQUITY SECURITIES ...........           210,189            165,784

INVESTMENTS IN AFFILIATES .............................           131,629            140,669

GOODWILL AND OTHER INTANGIBLES, less accumulated
   amortization of $404,513 and $341,879 ..............         1,007,720            886,060

PREPAID PENSION COST ..................................           374,084            337,818

DEFERRED CHARGES AND OTHER ASSETS .....................           144,993            125,548
                                                              ------------------------------
                                                              $ 3,200,743        $ 2,986,944
                                                              ==============================


The information on pages 37 through 49 is an integral part of the financial statements.

                                                                                                   December 31,       January 2,
(in thousands, except share amounts)                                                                  2000               2000
----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities ...................................................    $   273,076        $   254,105
   Deferred subscription revenue ..............................................................         85,721             80,766
   Short-term borrowings ......................................................................         50,000            487,677
                                                                                                   ------------------------------
                                                                                                       408,797            822,548

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS ...................................................        128,764            124,291

OTHER LIABILITIES .............................................................................        178,029            148,819

DEFERRED INCOME TAXES .........................................................................        117,731            114,003

LONG-TERM DEBT ................................................................................        873,267            397,620
                                                                                                   ------------------------------
                                                                                                     1,706,588          1,607,281
                                                                                                   ------------------------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK, Series A, $1 par value, with a
   redemption and liquidation value of $1,000 per share; 23,000 shares authorized;
   13,148 and 11,873 shares issued and outstanding ............................................         13,148             11,873
PREFERRED STOCK, $1 par value; 977,000 shares authorized; none issued .........................             --                 --
                                                                                                   ------------------------------


COMMON SHAREHOLDERS' EQUITY
   Common stock
      Class A common stock, $1 par value; 7,000,000 shares
         authorized; 1,739,250 shares issued and outstanding ..................................          1,739              1,739
      Class B common stock, $1 par value; 40,000,000 shares
         authorized; 18,260,750 shares issued; 7,721,225 and 7,700,146 shares outstanding .....         18,261             18,261
   Capital in excess of par value .............................................................        128,159            108,867
   Retained earnings ..........................................................................      2,854,122          2,769,676
   Accumulated other comprehensive income (loss), net of taxes
      Cumulative foreign currency translation adjustment ......................................         (6,574)            (4,889)
      Unrealized gain on available-for-sale securities ........................................         13,502              5,269
   Cost of 10,539,525 and 10,560,604 shares of Class B common stock held in treasury ..........     (1,528,202)        (1,531,133)
                                                                                                   ------------------------------
                                                                                                     1,481,007          1,367,790
                                                                                                   ------------------------------
                                                                                                   $ 3,200,743        $ 2,986,944
                                                                                                   ==============================


The information on pages 37 through 49 is an integral part of the financial statements.

Consolidated Statements of Cash Flows

                                                                                                 Fiscal year ended
                                                                                  ----------------------------------------------
                                                                                   December 31,     January 2,       January 3,
(in thousands)                                                                        2000             2000             1999
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...............................................................       $ 136,470        $ 225,785        $ 417,259
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation of property, plant, and equipment ........................         117,948          104,235           89,248
      Amortization of goodwill and other intangibles ........................          62,634           58,563           49,889
      Net pension benefit ...................................................         (61,719)         (81,683)         (61,997)
      Early retirement program expense ......................................          25,456               --               --
      Gain from disposition of businesses, marketable equity
         securities, and cost method investment, net ........................         (11,588)         (38,799)        (314,400)
      Cost method investment write-downs ....................................          23,097           13,555               --
      Equity in losses of affiliates, net of distributions ..................          37,406            9,744            9,145
      Provision for deferred income taxes ...................................          (7,743)          29,988           26,987
      Change in assets and liabilities:
         (Increase) decrease in accounts receivable, net ....................         (44,413)         (28,194)          22,041
         (Increase) decrease in inventories .................................          (1,265)           6,264             (941)
         Increase (decrease) in accounts payable and accrued liabilities ....          22,192           (7,749)          13,949
         Decrease (increase) in income taxes receivable .....................          36,227           (2,909)         (50,735)
         Increase in other assets and other liabilities, net ................          23,141            3,314           12,241
      Other .................................................................          10,701           (1,521)          10,427
                                                                                   ---------------------------------------------
         Net cash provided by operating activities ..........................         368,544          290,593          223,113
                                                                                   ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in certain businesses ........................................        (212,274)         (90,455)        (320,597)
   Net proceeds from sale of businesses .....................................           1,650            2,000          376,442
   Purchases of property, plant, and equipment ..............................        (172,383)        (130,045)        (244,219)
   Purchases of marketable equity securities ................................              --          (23,332)        (164,955)
   Purchases of cost method investments .....................................         (42,459)         (33,549)              --
   Proceeds from sale of marketable equity securities .......................           6,332           54,805           38,246
   Other ....................................................................          (4,394)          12,605           (5,960)
                                                                                   ---------------------------------------------
         Net cash used in investing activities ..............................        (423,528)        (207,971)        (321,043)
                                                                                   ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of commercial paper, net ........................................          35,071           34,087          156,968
   Issuance of notes ........................................................              --          397,620               --
   Dividends paid ...........................................................         (52,024)         (53,326)         (51,383)
   Common shares repurchased ................................................             (96)        (425,865)         (20,512)
   Proceeds from exercise of stock options ..................................           7,056           25,151            7,004
   Other ....................................................................           9,843               --              (74)
                                                                                   ---------------------------------------------
         Net cash (used in) provided by financing activities ................            (150)         (22,333)          92,003
                                                                                   ---------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ........................         (55,134)          60,289           (5,927)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..............................          75,479           15,190           21,117
                                                                                   ---------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR ....................................       $  20,345        $  75,479        $  15,190
                                                                                   =============================================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
      Income taxes ..........................................................       $  95,000        $ 125,000        $ 280,000
      Interest, net of amounts capitalized ..................................       $  52,700        $  16,000        $   8,700


The information on pages 37 through 49 is an integral part of the financial statements.

Consolidated Statements of Changes in Common Shareholders' Equity



                                                                  Class A          Class B           Capital in
                                                                   Common           Common            Excess of         Retained
                                                                   Stock             Stock            Par Value         Earnings
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 28, 1997 ..............................       $     1,739        $    18,261       $    33,415       $ 2,231,341
   Net income for the year ..............................                                                                  417,259
   Dividends paid on common stock-$5.00 per share .......                                                                  (50,427)
   Dividends paid on redeemable preferred stock .........                                                                     (956)
   Repurchase of 41,033 shares of Class B
      common stock ......................................
   Issuance of 45,065 shares of Class B common stock,
      net of restricted stock award forfeitures .........                                                  9,772
   Change in foreign currency translation
      adjustment (net of taxes) .........................
   Change in unrealized gain on available-for-sale
      securities (net of taxes) .........................
   Tax benefits arising from employee stock plans .......                                                  3,012
                                                                -------------------------------------------------------------------
BALANCE, JANUARY 3, 1999 ................................             1,739             18,261            46,199         2,597,217
   Net income for the year ..............................                                                                  225,785
   Dividends paid on common stock-$5.20 per share .......                                                                  (52,376)
   Dividends paid on redeemable preferred stock .........                                                                     (950)
   Repurchase of 744,095 shares of Class B
       common stock .....................................
   Issuance of 90,247 shares of Class B common stock,
      net of restricted stock award forfeitures .........                                                 16,023
   Change in foreign currency translation
      adjustment (net of taxes) .........................
   Change in unrealized gain on available-for-sale
      securities (net of taxes) .........................
   Issuance of subsidiary stock (net of taxes) ..........                                                 34,571
   Tax benefits arising from employee stock plans .......                                                 12,074
                                                                -------------------------------------------------------------------
BALANCE, JANUARY 2, 2000 ................................             1,739             18,261           108,867         2,769,676
   Net income for the year ..............................                                                                  136,470
   Dividends paid on common stock-$5.40 per share .......                                                                  (50,998)
   Dividends paid on redeemable preferred stock .........                                                                   (1,026)
   Repurchase of 200 shares of Class B
      common stock ......................................
   Issuance of 21,279 shares of Class B common stock,
      net of restricted stock award forfeitures .........                                                  4,433
   Change in foreign currency translation
      adjustment (net of taxes) .........................
   Change in unrealized gain on available-for-sale
      securities (net of taxes) .........................
   Issuance of affiliate stock (net of taxes) ...........                                                 13,332
   Tax benefits arising from employee stock plans .......                                                  1,527
                                                                -------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000 ..............................       $     1,739        $    18,261       $   128,159       $ 2,854,122
                                                                ===================================================================


                                                                    Cumulative         Unrealized
                                                                      Foreign            Gain on
                                                                     Currency          Available-
                                                                    Translation          for-Sale          Treasury
                                                                     Adjustment         Securities           Stock
----------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 28, 1997 ..............................            $      (464)       $      31         $(1,100,249)
   Net income for the year ..............................
   Dividends paid on common stock-$5.00 per share .......
   Dividends paid on redeemable preferred stock .........
   Repurchase of 41,033 shares of Class B
      common stock ......................................                                                     (20,512)
   Issuance of 45,065 shares of Class B common stock,
      net of restricted stock award forfeitures .........                                                       5,068
   Change in foreign currency translation
      adjustment (net of taxes) .........................                 (1,136)
   Change in unrealized gain on available-for-sale
      securities (net of taxes) .........................                                  41,949
   Tax benefits arising from employee stock plans .......
                                                                ------------------------------------------------------
BALANCE, JANUARY 3, 1999 ................................                 (1,600)          41,980          (1,115,693)
   Net income for the year ..............................
   Dividends paid on common stock-$5.20 per share .......
   Dividends paid on redeemable preferred stock .........
   Repurchase of 744,095 shares of Class B
       common stock .....................................                                                    (425,865)
   Issuance of 90,247 shares of Class B common stock,
      net of restricted stock award forfeitures .........                                                      10,425
   Change in foreign currency translation
      adjustment (net of taxes) .........................                 (3,289)
   Change in unrealized gain on available-for-sale
      securities (net of taxes) .........................                                 (36,711)
   Issuance of subsidiary stock (net of taxes) ..........
   Tax benefits arising from employee stock plans .......
                                                                ------------------------------------------------------
BALANCE, JANUARY 2, 2000 ................................                 (4,889)           5,269          (1,531,133)
   Net income for the year ..............................
   Dividends paid on common stock-$5.40 per share .......
   Dividends paid on redeemable preferred stock .........
   Repurchase of 200 shares of Class B
      common stock ......................................                                                         (96)
   Issuance of 21,279 shares of Class B common stock,
      net of restricted stock award forfeitures .........                                                       3,027
   Change in foreign currency translation
      adjustment (net of taxes) .........................                 (1,685)
   Change in unrealized gain on available-for-sale
      securities (net of taxes) .........................                                   8,233
   Issuance of affiliate stock (net of taxes) ...........
   Tax benefits arising from employee stock plans .......
                                                                ------------------------------------------------------
BALANCE, DECEMBER 31, 2000 ..............................            $    (6,574)       $  13,502         $(1,528,202)
                                                                ======================================================


The information on pages 37 through 49 is an integral part of the financial statements.

Notes to Consolidated Financial Statements

| A | SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Washington Post Company (the "Company") is a diversified media organization whose principal operations consist of newspaper publishing (primarily The Washington Post newspaper), television broadcasting (through the ownership and operation of six network-affiliated television stations), the ownership and operation of cable television systems, and magazine publishing (primarily Newsweek magazine). Through its subsidiary Kaplan, Inc., the Company provides educational services for individuals, schools and businesses. The Company also owns and operates a number of media Web sites for the primary purpose of developing the Company's newspaper and magazine publishing businesses on the World Wide Web.

FISCAL YEAR. The Company reports on a 52-53 week fiscal year ending on the Sunday nearest December 31. The fiscal years 2000 and 1999, which ended on December 31, 2000 and January 2, 2000, respectively, both included 52 weeks, while 1998, which ended on January 3, 1999, included 53 weeks. With the exception of the newspaper publishing operations, subsidiaries of the Company report on a calendar-year basis.

PRINCIPLES OF CONSOLIDATION. The accompanying financial statements include the accounts of the Company and its subsidiaries; significant intercompany transactions have been eliminated.

PRESENTATION. Certain amounts in previously issued financial statements have been reclassified to conform to the 2000 presentation.

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

INVESTMENTS IN MARKETABLE EQUITY SECURITIES. The Company's investments in marketable equity securities are classified as available-for-sale and therefore are recorded at fair value in the Consolidated Balance Sheets, with the change in fair value during the period excluded from earnings and recorded net of tax as a separate component of comprehensive income.

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

INVESTMENTS IN AFFILIATES. The Company uses the equity method of accounting for its investments in and earnings or losses of affiliates for which it does not control but does exert significant influence.

COST METHOD INVESTMENTS. The Company uses the cost method of accounting for its minority investments in non-public companies where it does not have significant influence over the operations and management of the investee. Investments are recorded at the lower of cost or fair value as estimated by management.

GOODWILL AND OTHER INTANGIBLES. Goodwill and other intangibles represent the unamortized excess of the cost of acquiring subsidiary companies over the fair values of such companies' net tangible assets at the dates of acquisition. Goodwill and other intangibles are being amortized by use of the straight-line method over periods ranging from 15 to 40 years (with the majority being amortized over 15 to 25 years).

LONG-LIVED ASSETS. The recoverability of long-lived assets, including goodwill and other intangibles, is assessed whenever adverse events and changes in circumstances indicate that previously anticipated undiscounted cash flows warrant assessment.

PROGRAM RIGHTS. The broadcast subsidiaries are parties to agreements that entitle them to show syndicated and other programs on television. The cost of such program rights is recorded when the programs are available for broadcasting, and such costs are charged to operations as the programming is aired.

REVENUE RECOGNITION. Revenue from media advertising is recognized, net of agency commissions, when the underlying advertisement is published or broadcast. Revenue from newspaper and magazine subscriptions are recognized upon delivery. Revenues from newspaper and magazine retail sales are recognized upon delivery with adequate provision made for anticipated sales returns. Cable subscriber revenue is recognized monthly as earned. Education revenue is recognized ratably over the period during which educational services are delivered.

        The Company bases its estimates for sales returns on historical experience and has not experienced significant fluctuations between estimated and actual return activity. Amounts received from customers in advance of revenue recognition are deferred as liabilities. Deferred revenue to be earned after one year is included in "Other Liabilities" in the Consolidated Balance Sheets.


POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. The Company provides certain healthcare and life insurance benefits for retired employees.

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

FOREIGN CURRENCY TRANSLATION. Gains and losses on foreign currency transactions and the translation of the accounts of the Company's foreign operations where the U.S. dollar is the functional currency are recognized currently in the Consolidated Statements of Income. Gains and losses on translation of the accounts of the Company's foreign operations, where the local currency is the functional currency, and the Company's equity investments in its foreign affiliates are accumulated and reported as a separate component of equity and comprehensive income.

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

SALE OF SUBSIDIARY/AFFILIATE SECURITIES. The Company's policy is to record investment basis gains arising from the sale of equity interests in subsidiaries and affiliates that are in the early stages of building their operations as additional paid-in capital, net of taxes.

NEW ACCOUNTING PRONOUNCEMENTS. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements ('SAB 101')." This bulletin summarized certain of the SEC's views regarding the application of generally accepted accounting principles to revenue recognition in financial statements. SAB 101 did not have a material impact on the Company's financial statements.

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal year 2001. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires companies to recognize derivative instruments as either an asset or liability on the balance sheet at fair value. This statement did not have a material impact on the Company's financial statements as the Company does not engage in significant derivative or hedging activities.

| B | ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts receivable at December 31, 2000 and January 2, 2000 consist of the following (in thousands):

                                                      2000           1999
----------------------------------------------------------------------------
Trade accounts receivable, less estimated
  returns, doubtful accounts and
  allowances of $65,198 and $60,621 .........       $277,788       $248,279
Other accounts receivable ...................         28,228         21,985
                                                    -----------------------
                                                    $306,016       $270,264
                                                    =======================

        Accounts payable and accrued liabilities at December 31, 2000 and January 2, 2000 consist of the following (in thousands):

                                                      2000           1999
---------------------------------------------------------------------------
Accounts payable and accrued expenses .......       $163,197       $158,197
Accrued payroll and related benefits ........         66,169         58,420
Deferred tuition revenue ....................         36,414         28,060
Due to affiliates (newsprint) ...............          7,296          9,428
                                                    -----------------------
                                                    $273,076       $254,105
                                                    =======================

| C | INVESTMENTS

INVESTMENTS IN MARKETABLE EQUITY SECURITIES. Investments in marketable equity securities at December 31, 2000 and January 2, 2000 consist of the following (in thousands):

                                  2000           1999
-------------------------------------------------------
Total cost ..............       $199,159       $194,364
Net unrealized gains ....         21,978          8,648
                                -----------------------
Total fair value ........       $221,137       $203,012
                                =======================

        At December 31, 2000, the Company's ownership of 2,634 shares of Berkshire Hathaway Inc. ("Berkshire") Class A common stock and 9,845 shares of Berkshire Class B common stock accounted for $210,189,000 or 95 percent of the total fair value of the Company's investments in marketable equity securities. The remaining investments in marketable equity securities at December 31, 2000 consist of common stock investments in various publicly traded companies, most of which have concentrations in Internet business activities. In most cases, the Company obtained ownership of these common stocks as a result of merger or acquisition transactions in which these companies merged or acquired various small Internet-related companies in which the Company held minor investments.

        Berkshire is a holding company owning subsidiaries engaged in a number of diverse business activities; the most significant of which consist of property and casualty insurance business conducted on both a direct and reinsurance basis. Berkshire also owns approximately 18 percent of the common stock of the Company. The chairman, chief executive officer, and largest shareholder of Berkshire,

Mr. Warren Buffett, is a member of the Company's Board of Directors. Neither Berkshire nor Mr. Buffett participated in the Company's evaluation, approval, or execution of its decision to invest in Berkshire common stock. The Company's investment in Berkshire common stock is less than 1 percent of the consolidated equity of Berkshire. At December 31, 2000, the unrealized gain related to the Company's Berkshire stock investment totaled $25,271,000; the unrealized loss on this investment was $19,134,000 at January 2, 2000. The Company presently intends to hold the Berkshire common stock investment long term; thus the investment has been classified as a non-current asset in the Consolidated Balance Sheets.

      During 2000, 1999, and 1998 proceeds from sales of marketable equity securities were $6,332,000, $54,805,000, and $38,246,000, respectively, and gross realized gains on such sales were $4,929,000, $38,799,000, and $2,168,000, respectively. Gross realized gains or losses upon the sale of marketable equity securities are included in "Other (expense) income, net" in the Consolidated Statements of Income. For purposes of computing realized gains and losses, the cost basis of securities sold is determined by specific identification.

INVESTMENTS IN AFFILIATES. The Company's investments in affiliates at December 31, 2000 and January 2, 2000 include the following (in thousands):

                                             2000            1999
-------------------------------------------------------------------
BrassRing, Inc. ...................       $  73,310       $  75,842
Bowater Mersey Paper Company ......          40,227          39,885
International Herald Tribune ......          17,561          19,890
Other .............................             531           5,052
                                          -------------------------
                                          $ 131,629       $ 140,669
                                          =========================

        The Company's investments in affiliates consist of a 42 percent interest in BrassRing, Inc., which provides recruiting, career development and hiring management services for employers and job candidates; a 49 percent interest in the common stock of Bowater Mersey Paper Company Limited, which owns and operates a newsprint mill in Nova Scotia; a 50 percent common stock interest in the International Herald Tribune newspaper, published near Paris, France; and a 50 percent common stock interest in the Los Angeles Times-Washington Post News Service, Inc.

        Summarized financial data for the affiliates' operations are as follows (in thousands):

                                              2000             1999             1998
--------------------------------------------------------------------------------------
Financial Position:
  Working capital ..................       $  29,427        $  69,155        $  34,628
  Property, plant, and equipment ...         143,749          133,425          125,025
  Total assets .....................         432,458          365,694          252,231
  Long-term debt ...................              --               --               --
  Net equity .......................         291,481          236,597          122,267

Results of Operations:
  Operating revenue ................       $ 345,913        $ 267,788        $ 279,779
  Operating (loss) income ..........         (27,505)         (37,889)          10,978
  Net loss .........................         (77,739)         (40,035)             (63)

        The following table summarizes the status and results of the Company's investments in affiliates (in thousands):

                                                  2000             1999
--------------------------------------------------------------------------
Beginning investment ...................       $ 140,669        $  68,530
Issuance of stock by BrassRing, Inc. ...          21,973           83,493
Additional investment ..................          12,480            8,734
Equity in losses .......................         (36,466)          (8,814)
Dividends and distributions received ...            (940)            (930)
Foreign currency translation ...........          (1,685)          (3,289)
Other ..................................          (4,402)          (7,055)
                                               --------------------------
Ending investment ......................       $ 131,629        $ 140,669
                                               ==========================

        On September 29, 1999, the Company merged its career fair and HireSystems businesses together and renamed the combined operations BrassRing, Inc. On the same date, BrassRing issued stock representing a 46 percent equity interest to two parties under two separate transactions for cash and businesses with an aggregate fair value of $87,000,000. As a result of this transaction, the Company's ownership of BrassRing was reduced to 54 percent and the minority investors were granted certain participatory rights. As such, the Company de-consolidated BrassRing on September 29, 1999 and recorded its investment under the equity method of accounting. The 1999 increase in the basis of the Company's investment in BrassRing resulting from this transaction of $34,571,000, net of taxes, has been recorded as contributed capital.

        During 2000, BrassRing issued stock to various parties in connection with its acquisitions of various career fair and recruiting services companies. The effect of these transactions reduced the Company's investment interest in BrassRing to 42 percent, from 54 percent at January 2, 2000, and increased the Company's investment basis in BrassRing by $13,332,000, net of taxes. The increase in investment basis has been recorded as contributed capital.

COST METHOD INVESTMENTS. The Company's cost method investments consist of minority investments in non-public companies where the Company does not have significant influence over the investees' operating and management decisions. Most of the companies represented by these cost method investments have concentrations in Internet-related business activities. At December 31, 2000 and January 2, 2000, the carrying value of the Company's cost method investments was $48,617,000 and $30,009,000, respectively. Cost method investments are included in Deferred Charges and Other Assets in the Consolidated Balance Sheets.

        During 2000 and 1999, the Company invested $42,459,000 and $33,549,000, respectively, in companies constituting cost method investments and recorded charges of $23,097,000 and $13,555,000, respectively, to write-down cost method investments to estimated fair value. The company made no significant investments in cost method investments during 1998. Charges recorded to write-down cost method investments are included in "Other (expense) income, net" in the Consolidated Statements of Income.

        During 2000, proceeds from sales of cost method investments were $7,070,000, and gross realized gains on such sales were $6,570,000. There were no sales of cost method investments in 1999 or 1998. Gross realized gains or losses upon the sale of cost method investments are included in "Other (expense) income, net" in the Consolidated Statements of Income.

| D | INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                            Current         Deferred
-----------------------------------------------------

2000
U.S. Federal .......       $  77,517        $   4,854
Foreign ............           1,033               75
State and local ....          22,593          (12,672)
                           --------------------------
                           $ 101,143        $  (7,743)
                           ==========================

1999
U.S. Federal .......       $  94,609        $  30,346
Foreign ............           1,306              (22)
State and local ....          23,697             (336)
                           --------------------------
                           $ 119,612        $  29,988
                           ==========================

1998
U.S. Federal .......       $ 200,898        $  20,446
Foreign ............           1,233              255
State and local ....          21,682            6,286
                           --------------------------
                           $ 223,813        $  26,987
                           ==========================

        The provision for income taxes exceeds the amount of income tax determined by applying the U.S. Federal statutory rate of 35 percent to income before taxes as a result of the following (in thousands):

                                             2000           1999             1998
------------------------------------------------------------------------------------
U.S. Federal statutory taxes ......       $  80,455       $ 131,385        $ 233,821
State and local taxes,
  net of U.S. Federal
  income tax benefit ..............           6,449          15,185           18,179
Amortization of goodwill
  not deductible for
  income tax purposes .............           5,011           4,178            5,644
IRS approved accounting
  change ..........................              --              --           (3,550)
Other, net ........................           1,485          (1,148)          (3,294)
                                          ------------------------------------------
Provision for income taxes ........       $  93,400       $ 149,600        $ 250,800
                                          ==========================================

        Deferred income taxes at December 31, 2000 and January 2, 2000 consist of the following (in thousands):

                                                 2000           1999
----------------------------------------------------------------------
Accrued postretirement benefits ........       $ 55,280       $ 53,819
Other benefit obligations ..............         60,676         54,101
Accounts receivable ....................         17,296         14,016
State income tax loss carryforwards ....         12,013          4,767
Other ..................................         20,693         12,081
                                               -----------------------
Deferred tax asset .....................        165,958        138,784
                                               -----------------------

Property, plant, and equipment .........         90,391         77,907
Prepaid pension cost ...................        152,609        140,640
Affiliate operations ...................         18,365         21,741
Unrealized gain on available-
  for-sale securities ..................          8,476          3,379
Amortized goodwill .....................         12,050          8,513
Other ..................................          1,798            607
                                               -----------------------
Deferred tax liability .................        283,689        252,787
                                               -----------------------
Deferred income taxes ..................       $117,731       $114,003
                                               =======================

| E | DEBT

At December 31, 2000, the Company had $923,267,000 in total debt outstanding, which was comprised of $525,386,000 of commercial paper borrowings and $397,881,000 of 5.5 percent unsecured notes due February 15, 2009. At December 31, 2000, the Company has classified $475,386,000 of its commercial paper borrowings as Long-Term Debt in its Consolidated Balance Sheets as the Company has the ability and intent to finance such borrowings on a long-term basis under its credit agreements.

        Interest on the 5.5 percent unsecured notes is payable semi-annually on February 15 and August 15.

        At December 31, 2000 and January 2, 2000, the average interest rate on the Company's outstanding commercial paper borrowings was 6.6 percent and 6.4 percent, respectively. The Company's commercial paper borrowings are supported by a five-year $500,000,000 revolving credit facility and a one-year $250,000,000 revolving credit facility.

        Under the terms of the $500,000,000 revolving credit facility, interest on borrowings is at floating rates, and the Company is required to pay an annual facility fee of 0.055 percent and 0.15 percent on the unused and used portions of the facility, respectively. Under the terms of the $250,000,000 revolving credit facility, interest on borrowings is at floating rates, and the company is required to pay a variable facility fee, ranging from 0.03 percent to 0.05 percent per annum, on the used and unused portion of the facility. Both revolving credit facilities contain certain covenants, including a financial covenant that the Company maintain at least $850,000,000 of consolidated shareholder's equity.

        The Company incurred interest costs on its borrowing of $52,700,000 and $25,700,000 during 2000 and 1999, respectively, of which $1,800,000 was capitalized in 1999 in connection with the construction and upgrade of qualifying assets. No interest expense was capitalized in 2000.

        At December 31, 2000 and January 2, 2000, the fair value of the Company's 5.5 percent unsecured notes, based on quoted market prices, totaled $376,200,000 and $353,920,000, respectively, compared with the carrying amount of $397,881,000 and $397,620,000, respectively.

        The carrying value of the Company's commercial paper borrowings at December 31, 2000 and January 2, 2000 approximates fair value.

| F | REDEEMABLE PREFERRED STOCK

In connection with the acquisition of a cable television system in 1996, the Company issued 11,947 shares of its Series A Preferred Stock. On February 23, 2000, the Company issued an additional 1,275 shares related to this transaction. During 1998, the Company redeemed 74 shares of the Series A Preferred Stock at the request of a Series A Preferred Stockholder.

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

| G | CAPITAL STOCK, STOCK AWARDS, AND STOCK OPTIONS

CAPITAL STOCK. Each share of Class A common stock and Class B common stock participates equally in dividends. The Class B stock has limited voting rights and as a class has the right to elect 30 percent of the Board of Directors; the Class A stock has unlimited voting rights, including the right to elect a majority of the Board of Directors.

        During 2000, 1999, and 1998, the Company purchased a total of 200, 744,095, and 41,033 shares, respectively, of its Class B common stock at a cost of approximately $96,000, $425,865,000, and $20,512,000.

STOCK AWARDS. In 1982, the Company adopted a long-term incentive compensation plan, which, among other provisions, authorizes the awarding of Class B common stock to key employees. Stock awards made under this incentive compensation plan are subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant's employment terminates before the end of a specified period of service to the Company. At December 31, 2000, there were 87,910 shares reserved for issuance under the incentive compensation plan. Of this number, 30,165 shares were subject to awards outstanding, and 57,745 shares were available for future awards. Activity related to stock awards under the long-term incentive compensation plan for the years ended December 31, 2000, January 2, 2000, and January 3, 1999 was as follows:

                                         2000                         1999                        1998
                                 -------------------------------------------------------------------------------
                                 Number        Average        Number        Average        Number        Average
                                   of           Award           of           Award           of           Award
                                 Shares         Price         Shares         Price         Shares         Price
----------------------------------------------------------------------------------------------------------------
Awards Outstanding
Beginning of year .......        31,360        $412.86        30,730        $405.40        32,331        $281.19
  Awarded ...............         1,155         501.72         2,615         543.02        14,120         522.56
  Vested ................           (99)        330.75          (167)        349.00       (15,075)        244.10
  Forfeited .............        (2,251)        456.41        (1,818)        479.90          (646)        293.83
                                 -------------------------------------------------------------------------------
End of year .............        30,165        $413.28        31,360        $412.86        30,730        $405.40
                                 ===============================================================================

        In addition to stock awards granted under the long-term incentive compensation plan, the Company also made stock awards of 1,950 shares in 2000, 1,750 shares in 1999, and 938 shares in 1998.

        For the share awards outstanding at December 31, 2000, the aforementioned restriction will lapse in 2001 for 15,833 shares, in 2002 for 1,371 shares, in 2003 for 16,649 shares, and in 2004 for 2,050 shares. Stock-based compensation costs resulting from stock awards reduced net income by $2.4 million ($0.25 per share, basic and diluted), $2.2 million ($0.22 per share, basic and diluted), and $1.9 million ($0.19 per share, basic and diluted), in 2000, 1999, and 1998, respectively.

STOCK OPTIONS. The Company's employee stock option plan, which was adopted in 1971 and amended in 1993, reserves 1,900,000 shares of the Company's Class B common stock for options to be granted under the plan. The purchase price of the shares covered by an option cannot be less than the fair value on the granting date. At December 31, 2000, there were 503,575 shares reserved for issuance under the stock option plan, of which 166,450 shares were subject to options outstanding and 337,125 shares were available for future grants.

        Changes in options outstanding for the years ended December 31, 2000, January 2, 2000, and January 3, 1999 were as follows:

                                          2000                           1999                           1998
                                 -------------------------------------------------------------------------------------
                                  Number        Average         Number         Average         Number         Average
                                    of          Option            of            Option           of            Option
                                  Shares         Price          Shares          Price          Shares           Price
----------------------------------------------------------------------------------------------------------------------
Beginning of year .......        156,497        $ 470.64        246,072        $ 404.48        251,225        $ 371.35
Granted .................         89,500          544.90          3,750          516.36         25,500          519.32
Exercised ...............        (20,425)         345.46        (87,825)         288.43        (30,653)         228.53
Forfeited ...............        (59,122)         643.71         (5,500)         450.86             --              --
                                 -------------------------------------------------------------------------------------
End of year .............        166,450        $ 465.55        156,497        $ 470.64        246,072        $ 404.48
                                 =====================================================================================

        Of the shares covered by options outstanding at the end of 2000, 75,463 are now exercisable, 31,612 will become exercisable in 2001, 25,375 will become exercisable in 2002, 20,250 will become exercisable in 2003, and 13,750 will become exercisable in 2004.

        Information related to stock options outstanding at December 31, 2000 is as follows:

                                  Weighted
                                   Average      Weighted                      Weighted
                     Number       Remaining      Average       Number         Average
Range of           Outstanding   Contractual    Exercise    Exercisable       Exercise
exercise prices    at 12/31/00   Life (yrs.)      Price     at 12/31/00         Price
---------------------------------------------------------------------------------------
$ 173                 2,500         1.0        $ 173.00        2,500          $ 173.00
  222-299            23,750         3.3          247.91       23,750            247.91
  344                13,750         6.0          343.94       13,750            343.94
  472-484            31,450         7.6          473.89       18,713            472.00
  500-586            95,000         9.3          542.81       16,750            526.03


        All options were granted at an exercise price equal to or greater than the fair market value of the Company's common stock at the date of grant. The weighted-average fair value for options granted during 2000, 1999, and 1998 was $161.15, $157.77, and $126.57, respectively. The fair value of options at date of grant was estimated using the Black-Scholes method utilizing the following assumptions:

                                   2000         1999         1998
------------------------------------------------------------------
Expected life (years) .....           7            7            7
Interest rate .............        5.98%        6.19%        4.68%
Volatility ................        17.9%        16.0%        14.6%
Dividend yield ............         1.0%         1.1%         1.2%

        Had the fair values of options granted after 1995 been recognized as compensation expense, net income would have been reduced by $3.8 million ($0.40 per share, basic and diluted), $1.9 million ($0.19 per share, basic and diluted), and $2.0 million ($0.19 per share, basic and diluted) in 2000, 1999, and 1998, respectively.

        The Company also maintains a stock option plan at its Kaplan subsidiary that provides for the issuance of stock options representing 15 percent of Kaplan, Inc. common stock to certain members of Kaplan's management. Under the provisions of this plan, options are issued with an exercise price equal to the estimated fair value of Kaplan's common stock. Options vest ratably over five years from issuance, and upon exercise, an option holder has the right to require the Company to repurchase the Kaplan stock at the stock's then fair value. The fair value of Kaplan's common stock is determined by the Company's compensation committee. At December 31, 2000, options representing 12.5 percent of Kaplan's common stock were issued and outstanding. For 2000, 1999, and 1998, the Company recorded expense of $6,000,000, $7,200,000, and $6,000,000, respectively, related to this plan. No options have been exercised to date under this plan.

AVERAGE NUMBER OF SHARES OUTSTANDING. Basic earnings per share are based on the weighted average number of shares of common stock outstanding during each year. Diluted earnings per common share are based upon the weighted average number of shares of common stock outstanding each year, adjusted for the dilutive effect of shares issuable under outstanding stock options. Basic and diluted weighted average share information for 2000, 1999, and 1998 is as follows:

                                        Basic          Dilutive        Diluted
                                      Weighted        Effect of       Weighted
                                       Average          Stock          Average
                                       Shares          Options         Shares
--------------------------------------------------------------------------------
2000............................      9,445,466         14,362         9,459,828
1999............................     10,060,578         21,206        10,081,784
1998............................     10,086,786         42,170        10,128,956

| H | PENSIONS AND OTHER POSTRETIREMENT PLANS

The Company maintains various pension and incentive savings plans and contributes to several multi-employer plans on behalf of certain union represented employee groups. Substantially all of the Company's employees are covered by these plans.

        The Company also provides healthcare and life insurance benefits to certain retired employees. These employees become eligible for benefits after meeting age and service requirements.

        The following table sets forth obligation, asset, and funding information for the Company's defined benefit pension and postretirement plans at December 31, 2000 and January 2, 2000 (in thousands):

                                                          Pension Plans                    Postretirement Benefits
                                                 --------------------------------------------------------------------
                                                    2000                1999               2000               1999
---------------------------------------------------------------------------------------------------------------------

CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at
    beginning of year ....................       $   344,611        $   338,045        $    86,938        $   107,779
  Service cost ...........................            14,566             14,756              3,496              3,585
  Interest cost ..........................            24,962             23,584              6,338              6,039
  Amendments .............................            29,442              3,205              1,968              2,379
  Actuarial gain .........................            (5,091)           (22,281)            (1,199)           (27,981)
  Benefits paid ..........................           (17,324)           (12,698)            (4,298)            (4,863)
                                                 --------------------------------------------------------------------
  Benefit obligation at end of year ......       $   391,166        $   344,611        $    93,243        $    86,938
                                                 ====================================================================

CHANGE IN PLAN ASSETS
  Fair value of assets at
    beginning of year ....................       $ 1,119,916        $ 1,308,418                 --                 --
  Actual return on plan assets ...........           212,293           (175,804)                --                 --
  Employer contributions .................                --                 --        $     4,298        $     4,863
  Benefits paid ..........................           (17,324)           (12,698)            (4,298)            (4,863)
                                                 --------------------------------------------------------------------
  Fair value of assets at end of year ....       $ 1,314,885        $ 1,119,916        $        --        $        --
                                                 ====================================================================
  Funded status ..........................       $   923,719        $   775,305        $   (93,243)       $   (86,938)
  Unrecognized transition asset ..........           (15,354)           (22,941)                --                 --
  Unrecognized prior service cost ........            17,230             18,930               (663)              (825)
  Unrecognized actuarial gain ............          (551,511)          (433,476)           (34,858)           (36,528)
                                                 --------------------------------------------------------------------
  Net prepaid (accrued) cost .............       $   374,084        $   337,818        $  (128,764)       $  (124,291)
                                                 ====================================================================

        The total (income) cost arising from the Company's defined benefit pension and postretirement plans for the years ended December 31, 2000, January 2, 2000, and January 3, 1999, consists of the following components (in thousands):

                                               Pension Plans                                Postretirement Plans
                                 ----------------------------------------------------------------------------------------
                                   2000            1999            1998            2000            1999            1998
-------------------------------------------------------------------------------------------------------------------------
Service cost .............       $ 14,566        $ 14,756        $ 11,335        $  3,496        $  3,585        $  3,764
Interest cost ............         24,962          23,584          21,344           6,338           6,039           7,417
Expected return
  on assets ..............        (85,522)        (92,566)        (71,814)             --              --              --
Amortization of
  transition asset .......         (7,585)         (7,665)         (7,665)             --              --              --
Amortization of prior
  service cost ...........          2,091           2,110           1,679            (162)           (162)           (378)
Recognized
  actuarial gain .........        (10,231)        (21,902)        (16,876)         (2,870)         (2,886)         (1,379)
                                 ----------------------------------------------------------------------------------------
Net periodic (benefit)
  cost for the year ......        (61,719)        (81,683)        (61,997)          6,802           6,576           9,424
Composing Room
  early buyout
  expense ................         25,456              --              --           1,968              --              --
                                 ----------------------------------------------------------------------------------------
Total (benefit) cost
  for the year ...........       $(36,263)       $(81,683)       $(61,997)       $  8,770        $  6,576        $  9,424
                                 ========================================================================================

        The cost for the Company's defined benefit pension and postretirement plans are actuarially determined. Key assumptions utilized at December 31, 2000, January 2, 2000, and January 3, 1999 include the following:

                                        Pension Plans               Postretirement Plans
                                -----------------------------------------------------------
                                2000       1999       1998       2000       1999       1998
-------------------------------------------------------------------------------------------
Discount rate ...........       7.5%       7.5%       7.0%       7.5%       7.5%       7.0%
Expected return on
  plan assets ...........       9.0%       9.0%       9.0%        --         --         --
Rate of compensation
  increase ..............       4.0%       4.0%       4.0%        --         --         --


        The assumed healthcare cost trend rate used in measuring the postretirement benefit obligation at December 31, 2000 was 6.9 percent for pre-age 65 benefits (6.4 percent for post-age 65 benefits) decreasing to 5 percent in the year 2005 and thereafter.

        Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage point change in the assumed healthcare cost trend rates would have the following effects (in thousands):

                                                                  1%             1%
                                                               Increase       Decrease
---------------------------------------------------------------------------------------
Benefit obligation at end of year.........................     $ 13,917       $ (13,000)
Service cost plus interest cost...........................        1,544          (1,497)

        Contributions to multi-employer pension plans, which are generally based on hours worked, amounted to $1,100,000 in 2000 and $2,300,000 in 1999 and 1998.

        The Company recorded expense associated with retirement benefits provided under incentive savings plans (primarily 401(k) plans) of approximately $13,300,000 in 2000, 1999, and 1998.

| I | LEASE AND OTHER COMMITMENTS

The Company leases real property under operating agreements. Many of the leases contain renewal options and escalation clauses that require payments of additional rent to the extent of increases in the related operating costs.

        At December 31, 2000, future minimum rental payments under noncancelable operating leases approximate the following (in thousands):

2001.................................................  $  54,800
2002.................................................     47,500
2003.................................................     40,100
2004.................................................     34,300
2005.................................................     28,400
Thereafter...........................................     88,700
                                                       ---------
                                                       $ 293,800
                                                       =========

        Minimum payments have not been reduced by minimum sublease rentals of $3,250,000 due in the future under noncancelable subleases.

        Rent expense under operating leases included in operating costs and expenses was approximately $49,700,000, $33,600,000, and $31,800,000 in 2000,
1999, and 1998, respectively. Sublease income was approximately $1,150,000, $433,000, and $500,000 in 2000, 1999, and 1998, respectively.

        The Company's broadcast subsidiaries are parties to certain agreements that commit them to purchase programming to be produced in future years. At December 31, 2000, such commitments amounted to approximately $62,800,000. If such programs are not produced, the Company's commitment would expire without obligation.

| J | ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS. The Company completed acquisitions totaling approximately $212,300,000 in 2000 (including assumed debt and related acquisition costs), $90,500,000 in 1999, and $320,600,000 in 1998. All of these acquisitions were accounted for using the purchase method, and accordingly, the assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition.

        On August 2, 2000, the Company acquired Quest Education Corporation (Quest) for approximately $177,700,000, including assumed debt. The acquisition of Quest was completed through an all cash tender offer in which the company purchased substantially all of the outstanding stock of Quest for $18.35 per share. The acquisition was financed through the issuance of additional borrowings. Quest is a provider of post-secondary education, currently serving nearly 13,000 students in 34 schools located in 13 states. Quest's schools offer Bachelor's degrees, Associate's degrees, and diploma programs designed to provide students with the knowledge and skills necessary to qualify them for entry-level employment, primarily in the fields of healthcare, business, information technology, fashion, and design.

        In addition, the Company acquired two cable systems serving approximately 8,500 subscribers in Nebraska (in June 2000) and Mississippi (in August 2000) for approximately $16,200,000, as well as various other smaller businesses throughout 2000 for $18,400,000 (principally consisting of educational services companies).

        During 1999, the Company acquired cable systems serving 10,300 subscribers in North Dakota, Oklahoma, and Arizona (April and August 1999 for $18,300,000); two Certified Financial Analyst test preparation companies (November and December 1999 for $16,000,000), and a travel guide magazine (in December 1999 for $10,200,000). In addition, the Company acquired various other smaller businesses throughout 1999 for $46,000,000 (principally consisting of educational services companies).

        Acquisitions in 1998 included an educational services company that provides English-language study programs (in January 1998 for $16,100,000); a 36,000-subscriber cable system serving Anniston, Alabama (in June 1998 for $66,500,000); cable systems serving 72,000 subscribers in Mississippi, Louisiana, Texas, and Oklahoma (in July 1998 for $130,100,000); and a publisher and provider of licensing training for securities, insurance, and real estate professionals (in July 1998 for $35,200,000). In addition, the Company acquired various other smaller businesses throughout 1998 for $72,700,000 (principally consisting of educational and career service companies and small cable systems).

        The results of operations for each of the businesses acquired are included in the Consolidated Statements of Income from their respective dates of acquisition. Pro forma results of operations for 2000, 1999, and 1998, assuming the acquisitions occurred at the beginning of 1998, are not materially different from reported results of operations.

DISPOSITIONS. In June 1999, the Company sold the assets of Legi-Slate, Inc., its online services subsidiary that covered Federal legislation and regulation. No significant gain or loss was realized as a result of the sale.

        In March 1998, Cowles Media Company ("Cowles") and McClatchy Newspapers, Inc. ("McClatchy") completed a series of transactions resulting in the merger of Cowles and McClatchy. In the merger, each share of Cowles common stock was converted (based upon elections of Cowles stockholders) into shares of McClatchy stock or a combination of cash and McClatchy stock. As of the date of the Cowles and McClatchy merger transaction, a wholly-owned subsidiary of the Company owned 3,893,796 shares (equal to about 28 percent) of the outstanding common stock of Cowles, most of which was acquired in 1985. As a result of the transaction, the Company's subsidiary received $330,500,000 in cash from McClatchy and 730,525 shares of McClatchy Class A common stock. The market value of the McClatchy stock received approximated $21,600,000. The gain resulting from this transaction, which is included in 1998 "Other (expense) income, net" in the Consolidated Statements of Income, increased net income by approximately $162,800,000 and basic and diluted earnings per share by $16.14 and $16.07, respectively.

        In July 1998, the Company completed the sale of 14 small cable systems in Texas, Missouri, and Kansas serving approximately 29,000 subscribers for approximately $41,900,000. The gain resulting from this transaction, which is included in 1998 "Other (expense) income, net" in the Consolidated Statements of Income, increased net income by approximately $17,300,000 and basic and diluted earnings per share by $1.71.

        In August 1998, Junglee Corporation ("Junglee") merged with a wholly-owned subsidiary of Amazon.com Inc. ("Amazon.com"). As a result, each share of Junglee common and preferred stock was converted into shares of Amazon.com. On the date of the merger, a wholly-owned subsidiary of the Company owned 750,000 common shares and 750,000 preferred shares of Junglee. As a result of the merger, the Company's subsidiary received 202,961 shares of Amazon.com common stock. The market value of the Amazon.com stock received approximated $25,200,000 on the date of the merger. The gain resulting from this transaction, which is included in 1998 "Other (expense) income, net" in the Consolidated Statements of Income, increased net income by approximately $14,300,000 and basic and diluted earnings per share by $1.42 and $1.41, respectively.

| K | CONTINGENCIES

The Company and its subsidiaries are parties to various civil lawsuits that have arisen in the ordinary course of their businesses, including actions for libel and invasion of privacy. Management does not believe that any litigation pending against the Company will have a material adverse effect on its business or financial condition.

        The Company's education division derives a portion of its net revenue from financial aid received by its students under Title IV programs ("Title IV Programs") administered by the United States Department of Education pursuant to the Federal Higher Education Act of 1965, ("HEA"), as amended. In order to participate in Title IV Programs, the Company must comply with complex standards set forth in the HEA and the regulations promulgated thereunder (the "Regulations"). The failure to comply with the requirements of HEA or the Regulations could result in the restriction or loss of the ability to participate in Title IV Programs and subject the Company to financial penalties. For the year ended December 31, 2000, approximately $35,000,000 of the Company's education division revenues were derived from financial aid received by students under Title IV Programs. These revenues were earned and recognized by Quest following the Company's acquisition of Quest in August 2000. Management believes that the Company's education division schools that participate in Title IV Programs are in material compliance with the standards set forth in the HEA and the Regulations.

| L | BUSINESS SEGMENTS

The Company operates principally in four areas of the media business: newspaper publishing, television broadcasting, magazine publishing, and cable television. Through its subsidiary Kaplan, Inc., the Company also provides educational services for individuals, schools, and businesses.

        Newspaper operations involve the publication of newspapers in the Washington, D.C., area and Everett, Washington; newsprint warehousing and recycling facilities; and the Company's electronic media publishing business (primarily washingtonpost.com).

        Magazine operations consist principally of the publication of a weekly news magazine, Newsweek, which has one domestic and three international editions and the publication of business periodicals for the computer services industry and the Washington-area technology community.

        Revenues from both newspaper and magazine publishing operations are derived from advertising and, to a lesser extent, from circulation.

        Broadcast operations are conducted through six VHF television stations. All stations are network affiliated, with revenues derived primarily from sales of advertising time.

        Cable television operations consist of cable systems offering basic cable and pay television services to approximately 735,000 subscribers in 18 midwestern, western, and southern states. The principal source of revenues is monthly subscription fees charged for services.

        Educational products and services are provided through the Company's wholly-owned subsidiary Kaplan, Inc. Kaplan's five major lines of businesses include Test Preparation and Admissions, providing test preparation services for college and graduate school entrance exams; Quest Education Corporation, a provider of post-secondary education offering Bachelor's degrees, Associate's degrees and diploma programs primarily in the fields of healthcare, business and information technology; Kaplan Professional, providing educational services to business people and other professionals; Score!, offering multi-media learning and private tutoring to children and educational resources to parents; and The Kaplan Colleges, Kaplan's distance learning businesses, including kaplancollege.com.

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

        Identifiable assets by segment are those assets used in the Company's operations in each business segment. Investments in marketable equity securities and investments in affiliates are discussed in Note C.



                                                        Newspaper       Television        Magazine         Cable
(in thousands)                                          Publishing     Broadcasting      Publishing      Television
-----------------------------------------------------------------------------------------------------------------------

2000
Operating revenue ................................      $  918,234       $  364,758      $  416,421      $  358,916
Income (loss) from operations ....................      $  114,435       $  177,396      $   49,119      $   65,967
Equity in losses of affiliates ...................
Interest expense, net ............................
Other expense, net ...............................
                                                        ---------------------------------------------------------------
   Income before income taxes ....................
                                                        ===============================================================
Identifiable assets ..............................      $  684,908       $  430,444      $  452,453      $  757,083
Investments in marketable equity securities ......
Investments in affiliates ........................
                                                        ---------------------------------------------------------------
   Total assets ..................................
                                                        ===============================================================
Depreciation of property, plant, and equipment ...      $   38,579       $   12,991      $    5,059      $   47,670
Amortization of goodwill .........................      $    1,588       $   14,135      $    6,758      $   30,069
Pension credit (expense) .........................      $   (5,579)      $    5,767      $   37,341      $     (599)
Capital expenditures .............................      $   33,117       $   11,672      $    1,858      $   96,167

1999
Operating revenue ................................      $  875,109       $  341,761      $  401,096      $  336,259
Income (loss) from operations ....................      $  156,731       $  167,639      $   62,057      $   67,145
Equity in losses of affiliates ...................
Interest expense, net ............................
Other income, net ................................
                                                        ---------------------------------------------------------------
   Income before income taxes ....................
                                                        ===============================================================
Identifiable assets ..............................      $  672,609       $  444,372      $  409,404      $  718,230
Investments in marketable equity securities ......
Investments in affiliates ........................
                                                        ---------------------------------------------------------------
   Total assets ..................................
                                                        ===============================================================
Depreciation of property, plant, and equipment ...      $   35,363       $   11,719      $    4,972      $   43,092
Amortization of goodwill .........................      $    1,535       $   14,248      $    5,912      $   30,007
Pension credit (expense) .........................      $   26,440       $    8,191      $   48,309      $     (597)
Capital expenditures .............................      $   19,279       $   17,839      $    3,364      $   62,586

1998
Operating revenue ................................      $  848,934       $  357,616      $  399,483      $  297,980
Income (loss) from operations ....................      $  139,032       $  171,194      $   44,524      $   65,022
Equity in losses of affiliates ...................
Interest expense, net ............................
Other income, net ................................
                                                        ---------------------------------------------------------------
   Income before income taxes ....................
                                                        ===============================================================
Identifiable assets ..............................      $  646,151       $  437,506      $  355,176      $  710,641
Investments in marketable equity securities ......
Investments in affiliates ........................
                                                        ---------------------------------------------------------------
   Total assets ..................................
                                                        ===============================================================
Depreciation of property, plant, and equipment ...      $   29,033       $   11,378      $    4,888      $   37,271
Amortization of goodwill .........................      $    1,372       $   14,368      $    5,912      $   24,178
Pension credit ...................................      $   19,828       $    6,256      $   35,913      $       --
Capital expenditures .............................      $  122,667       $   14,492      $    3,666      $   80,795


                                                                             Other
                                                                          Businesses
                                                                         and Corporate
(in thousands)                                            Education          Office        Consolidated
--------------------------------------------------------------------------------------------------------

2000
Operating revenue ................................        $  353,821       $       --       $2,412,150
Income (loss) from operations ....................        $  (41,846)      $  (25,189)      $  339,882
Equity in losses of affiliates ...................                                             (36,466)
Interest expense, net ............................                                             (53,764)
Other expense, net ...............................                                             (19,782)
                                                       -----------------------------------------------
   Income before income taxes ....................                                          $  229,870
                                                       ===============================================
Identifiable assets ..............................        $  482,014       $   41,075       $2,847,977
Investments in marketable equity securities ......                                             221,137
Investments in affiliates ........................                                             131,629
                                                       -----------------------------------------------
   Total assets ..................................                                          $3,200,743
                                                       ===============================================
Depreciation of property, plant, and equipment ...        $   13,649               --       $  117,948
Amortization of goodwill .........................        $   10,084               --       $   62,634
Pension credit (expense) .........................        $     (667)              --       $   36,263
Capital expenditures .............................        $   29,569               --       $  172,383

1999
Operating revenue ................................        $  257,503       $    3,843       $2,215,571
Income (loss) from operations ....................        $  (37,998)      $  (27,121)      $  388,453
Equity in losses of affiliates ...................                                              (8,814)
Interest expense, net ............................                                             (25,689)
Other income, net ................................                                              21,435
                                                       -----------------------------------------------
   Income before income taxes ....................                                          $  375,385
                                                       ===============================================
Identifiable assets ..............................        $  265,960       $  132,688       $2,643,263
Investments in marketable equity securities ......                                             203,012
Investments in affiliates ........................                                             140,669
                                                       -----------------------------------------------
   Total assets ..................................                                          $2,986,944
                                                       ===============================================
Depreciation of property, plant, and equipment ...        $    8,850       $      239       $  104,235
Amortization of goodwill .........................        $    6,861       $       --       $   58,563
Pension credit (expense) .........................        $     (603)      $      (57)      $   81,683
Capital expenditures .............................        $   26,977       $       --       $  130,045

1998
Operating revenue ................................        $  194,854       $   11,492       $2,110,359
Income (loss) from operations ....................        $   (7,453)      $  (33,422)      $  378,897
Equity in losses of affiliates ...................                                              (5,140)
Interest expense, net ............................                                             (10,401)
Other income, net ................................                                             304,703
                                                       -----------------------------------------------
   Income before income taxes ....................                                          $  668,059
                                                       ===============================================
Identifiable assets ..............................        $  196,702       $   58,839       $2,405,015
Investments in marketable equity securities ......                                             256,116
Investments in affiliates ........................                                              68,530
                                                       -----------------------------------------------
   Total assets ..................................                                          $2,729,661
                                                       ===============================================
Depreciation of property, plant, and equipment ...        $    5,925       $      753       $   89,248
Amortization of goodwill .........................        $    4,057       $        2       $   49,889
Pension credit ...................................        $       --       $       --       $   61,997
Capital expenditures .............................        $   21,411       $    1,188       $  244,219

| M | SUBSEQUENT EVENTS (UNAUDITED)

On January 12, 2001, the Company completed the sale of a cable system serving about 15,000 subscribers in Greenwood, Indiana, for $61,900,000. In a related transaction, on March 1, 2001, the Company completed a cable system exchange with AT&T Broadband whereby the Company exchanged its cable systems in Modesto and Santa Rosa, California, and approximately $42,000,000 to AT&T Broadband for cable systems serving approximately 155,000 subscribers principally located in Idaho. For income tax purposes, these transactions qualify as like-kind exchanges and are substantially tax free in nature. However, the Company will record a book accounting gain of approximately $195.3 million ($20.50 per share) in its earnings for the first quarter of 2001.

        On February 28, 2001, the Company acquired Southern Maryland Newspapers, a division of Chesapeake Publishing Corp. Southern Maryland Newspapers publishes the Maryland Independent in Charles County, Maryland; the Lexington Park Enterprise in St. Mary's County, Maryland; and the Recorder in Calvert County, Maryland. The acquired newspapers have a combined total paid circulation of 50,000.

| N |  SUMMARY OF QUARTERLY OPERATING RESULTS AND COMPREHENSIVE INCOME
(UNAUDITED)

Quarterly results of operations and comprehensive income for the years ended December 31, 2000 and January 2, 2000 are as follows (in thousands, except per share amounts):

                                                              First         Second          Third         Fourth
                                                             Quarter        Quarter        Quarter        Quarter
------------------------------------------------------------------------------------------------------------------

2000 QUARTERLY OPERATING RESULTS
Operating revenue
  Advertising .........................................     $ 318,865      $ 353,514      $ 338,428      $ 385,776
  Circulation and subscriber ..........................       147,589        148,905        151,144        153,619
  Education ...........................................        71,450         68,803         99,428        113,072
  Other ...............................................         8,867         20,318         13,452         18,919
                                                            ------------------------------------------------------
                                                              546,771        591,540        602,452        671,386
                                                            ======================================================

Operating costs and expenses
  Operating ...........................................       296,072        316,252        340,733        355,006
  Selling, general, and administrative ................       135,421        138,704        131,206        178,291
  Depreciation of property, plant, and equipment ......        28,386         28,638         30,019         30,905
  Amortization of goodwill and other intangibles ......        14,738         14,755         15,937         17,204
                                                            ------------------------------------------------------
                                                              474,617        498,349        517,895        581,406
                                                            ======================================================

Income from operations ................................        72,154         93,191         84,557         89,980

Other income (expense)
  Equity in losses of affiliates ......................       (11,304)        (9,471)        (8,890)        (6,800)
  Interest income .....................................           224            275            228            241
  Interest expense ....................................       (12,567)       (12,573)       (14,617)       (14,974)
  Other income (expense), net .........................        (6,938)         1,556            238        (14,639)
                                                            ------------------------------------------------------

Income before income taxes ............................        41,569         72,978         61,516         53,808
Provision for income taxes ............................        17,500         31,800         28,000         16,100
                                                            ------------------------------------------------------
Net income ............................................        24,069         41,178         33,516         37,708

Redeemable preferred stock dividends ..................          (500)          (263)          (263)            --
                                                            ------------------------------------------------------

Net income available for common shares ................     $  23,569      $  40,915      $  33,253      $  37,708
                                                            ======================================================

Basic earnings per common share .......................     $    2.50      $    4.33      $    3.52      $    3.99
                                                            ======================================================

Diluted earnings per common share .....................     $    2.49      $    4.33      $    3.51      $    3.98
                                                            ======================================================

Basic average number of common shares outstanding .....         9,440          9,443          9,448          9,452

Diluted average number of common shares outstanding ...         9,458          9,458          9,463          9,470


2000 QUARTERLY COMPREHENSIVE INCOME ...................     $  21,152      $  25,492      $  49,789      $  46,586
                                                            ======================================================

                                                              First         Second         Third          Fourth
                                                             Quarter        Quarter        Quarter        Quarter
------------------------------------------------------------------------------------------------------------------

1999 QUARTERLY OPERATING RESULTS
Operating revenue
  Advertising .........................................     $ 300,002      $ 341,602      $ 311,891      $ 377,065
  Circulation and subscriber ..........................       141,431        142,854        147,016        148,393
  Education ...........................................        52,018         55,284         67,522         65,251
  Other ...............................................        26,946         17,455         13,151          7,691
                                                            ------------------------------------------------------
                                                              520,397        557,195        539,580        598,400
                                                            ======================================================

Operating costs and expenses
  Operating ...........................................       286,583        294,172        293,948        314,698
  Selling, general, and administrative ................       116,997        116,414        118,198        123,311
  Depreciation of property, plant, and equipment ......        25,118         25,305         26,265         27,547
  Amortization of goodwill and other intangibles ......        14,425         14,619         14,813         14,706
                                                            ------------------------------------------------------
                                                              443,123        450,510        453,224        480,262
                                                            ======================================================

Income from operations ................................        77,274        106,685         86,356        118,138

Other income (expense)
  Equity in (losses) earnings of affiliates ...........        (2,510)           731            (59)        (6,975)
  Interest income .....................................           246            213            186            452
  Interest expense ....................................        (6,813)        (5,441)        (6,473)        (8,059)
  Other income (expense), net .........................         6,143          9,471          8,279         (2,458)
                                                            ------------------------------------------------------

Income before income taxes ............................        74,340        111,659         88,289        101,098
Provision for income taxes ............................        29,150         43,750         36,600         40,100
                                                            ------------------------------------------------------
Net income ............................................        45,190         67,909         51,689         60,998

Redeemable preferred stock dividends ..................          (475)          (237)          (237)            --
                                                            ------------------------------------------------------

Net income available for common shares ................     $  44,715      $  67,672      $  51,452      $  60,998
                                                            ======================================================

Basic earnings per common share .......................     $    4.43      $    6.70      $    5.12      $    6.11
                                                            ======================================================

Diluted earnings per common share .....................     $    4.41      $    6.67      $    5.10      $    6.09
                                                            ======================================================

Basic average number of common shares outstanding .....        10,098         10,098         10,060          9,988

Diluted average number of common shares outstanding ...        10,143         10,140         10,101         10,008


1999 QUARTERLY COMPREHENSIVE INCOME ...................     $  47,803      $  50,808      $  19,615      $  67,559
                                                            ======================================================

The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Income due to rounding.

                                                                     SCHEDULE II


                           THE WASHINGTON POST COMPANY

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS


===================================================================================================================================

                    COLUMN A                                           COLUMN B        COLUMN C         COLUMN D          COLUMN E

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                      ADDITIONS -
                                                                      BALANCE AT      CHARGED TO                         BALANCE AT
                                                                      BEGINNING        COSTS AND                           END OF
                  DESCRIPTION                                         OF PERIOD        EXPENSES        DEDUCTIONS          PERIOD

-----------------------------------------------------------------------------------------------------------------------------------
Year Ended January 3, 1999
    Allowance for doubtful accounts and returns ................     $39,834,000      $58,100,000      $51,242,000      $46,692,000
    Allowance for advertising rate adjustments and discounts ...       9,872,000        9,792,000       11,306,000        8,358,000
                                                                     -----------      -----------      -----------      -----------
                                                                     $49,706,000      $67,892,000      $62,548,000      $55,050,000
                                                                     ===========      ===========      ===========      ===========
Year Ended January 2, 2000
    Allowance for doubtful accounts and returns ................     $46,692,000      $62,824,000      $58,337,000      $51,179,000
    Allowance for advertising rate adjustments and discounts ...       8,358,000        9,136,000        8,052,000        9,442,000
                                                                     -----------      -----------      -----------      -----------
                                                                     $55,050,000      $71,960,000      $66,389,000      $60,621,000
                                                                     ===========      ===========      ===========      ===========
Year Ended December 31, 2000
    Allowance for doubtful accounts and returns ................     $51,179,000      $74,540,000      $67,716,000      $58,003,000
    Allowance for advertising rate adjustments and discounts ...       9,442,000        2,662,000        4,909,000        7,195,000
                                                                     -----------      -----------      -----------      -----------
                                                                     $60,621,000      $77,202,000      $72,625,000      $65,198,000
                                                                     ===========      ===========      ===========      ===========

Management's Discussion and Analysis of Results of Operations and Financial Condition


This analysis should be read in conjunction with the consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS--2000 COMPARED TO 1999

Net income for 2000 was $136.5 million, compared with net income of $225.8 million for 1999. Diluted earnings per share totaled $14.32 in 2000, compared with $22.30 in 1999, with fewer average shares outstanding in 2000. The decline in 2000 net income and diluted earnings per share was primarily caused by increased costs associated with the development of new businesses (impact of $28.9 million or $3.47 per diluted share), a one-time charge arising from an early retirement program at The Washington Post newspaper (impact of $16.5 million or $1.74 per diluted share), higher interest expense (impact of $16.6 million or $1.85 per diluted share), and a reduced pension credit (impact of $11.7 million or $0.92 per diluted share). In addition, 1999 net income included gains from the sale of marketable equity securities, which did not recur in 2000 (impact of $18.6 million or $1.81 per share). These factors were offset in part by improved operating results at The Washington Post newspaper and the television broadcasting division.

    Revenue for 2000 totaled $2,412.2 million, an increase of 9 percent from $2,215.6 million in 1999. Advertising revenue increased 5 percent in 2000, and circulation and subscriber revenue increased 4 percent. Education revenue increased 47 percent in 2000, and other revenue decreased 6 percent. Increases in advertising revenue at the newspaper and television broadcasting divisions accounted for most of the increase in advertising revenue. The increase in circulation and subscriber revenue is primarily due to a 6 percent increase in subscriber revenue at the cable division. Revenue growth at Kaplan, Inc. (about two-thirds of which was from acquisitions) accounted for the increase in education revenue. The decrease in other revenue is primarily due to the disposition of Legi-Slate in June of 1999.

    Operating costs and expenses for the year increased 13 percent to $2,072.3 million, from $1,827.1 million in 1999. The cost and expense increase is primarily attributable to the one-time charge arising from the early retirement program at The Post, companies acquired in 2000 and 1999, greater spending for new business development at Kaplan, Inc. and washingtonpost.com, higher depreciation and amortization expense, and a reduced pension credit.

    Operating income decreased 13 percent to $339.9 million in 2000, from $388.5 million in 1999.

    The Company's 2000 operating income includes $61.7 million of net pension credits (excluding the one-time charge related to the early retirement program completed at The Washington Post newspaper), compared to $81.7 million in 1999.

DIVISION RESULTS

NEWSPAPER PUBLISHING DIVISION. Newspaper division revenue in 2000 increased 5 percent to $918.2 million, from $875.1 million in 1999. Advertising revenue at the newspaper division rose 5 percent over the previous year; circulation revenue remained essentially unchanged.

    Total print advertising revenue grew 4 percent in 2000 at The Washington Post newspaper, principally as a result of higher advertising rates. At The Post, higher advertising rates, offset in part by advertising volume declines, generated a 4 percent and 2 percent increase in full run retail and classified print advertising revenue, respectively. Other print advertising revenue (including general and preprint) at The Post increased 5 percent due mainly to increased general advertising volume and higher rates.

    Newspaper division operating margin in 2000 decreased to 12 percent, from 18 percent in 1999. Excluding the $27.5 million, pre-tax, one-time charge for the early retirement program completed at The Washington Post, the 2000 newspaper division operating margin totaled 15 percent. The decline in operating margin resulted mostly from increased spending on marketing and sales initiatives at washingtonpost.com, an 8 percent increase in newsprint expense, and a reduced pension credit, offset in part by higher advertising revenues.

    Daily circulation remained unchanged at The Washington Post; Sunday circulation declined 1 percent.

    Revenue generated by the Company's online publishing activities, primarily washingtonpost.com, totaled $27.1 million for 2000, versus $15.6 million for 1999.

TELEVISION BROADCASTING DIVISION. Revenue at the broadcast division increased 7 percent to $364.8 million, from $341.8 million in 1999. Political and Olympics advertising in the third and fourth quarters of 2000 totaled approximately $42 million, accounting for the increase in 2000 revenue.

    Competitive market position remained strong for the Company's television stations. WJXT in Jacksonville, KSAT in San Antonio, and WDIV in Detroit were all ranked number one in the latest ratings period, sign-on to sign-off, in their markets; WPLG was tied for first among English-language stations in the Miami market; and KPRC in Houston and WKMG in Orlando ranked third in their respective markets, but continued to make good progress in improving market share.

    Operating margin at the broadcast division was 49 percent for both 2000 and 1999. Excluding amortization of goodwill and intangibles, operating margin was 53 percent for 2000 and 1999.

MAGAZINE PUBLISHING DIVISION. Magazine division revenue was $416.4 million for 2000, up 4 percent over 1999 revenue of $401.1 million. Operating income for the magazine division totaled $49.1 million for 2000, a decrease of 21 percent from operating income of $62.1 million in 1999. The 21 percent decrease in operating income occurred primarily at Newsweek, where reduced pension credits and higher subscription acquisition costs at the domestic edition outpaced revenue and operating income improvements at the international edition.

    Operating margin at the magazine publishing division decreased to 12 percent for 2000, compared to 15 percent in 1999.

CABLE TELEVISION DIVISION. Revenue at the cable division rose 7 percent to $358.9 million in 2000, compared to $336.3 million in 1999. Basic, tier, and advertising revenue categories each showed improvement over 1999. The increase in subscriber revenue is attributable to higher rates. The number of basic subscribers at the end of 2000 totaled 735,000, a 1 percent decline from 739,850 basic subscribers at the end of 1999.

    Cable operating cash flow (operating income excluding depreciation and amortization expense) increased 2 percent to $143.7 million, from $140.2 million in 1999; operating cash flow margins totaled 40 percent and 42 percent, for 2000 and 1999, respectively.

    Operating income at the cable division for 2000 and 1999 totaled $66.0 million and $67.1 million, respectively. The decline in operating income is primarily attributable to an increase in programming expense, additional costs associated with the launch of new services, and higher depreciation expense, offset in part by higher revenue.

    The increase in depreciation expense is due to recent capital spending for continuing system rebuilds and upgrades, which will enable the cable division to offer new digital and high-speed cable modem services to its subscribers. The cable division began its rollout plan for these services in the second and third quarters of 2000.

    The rollout plan for the new digital cable services includes an offer to provide services free for one year. Accordingly, management does not believe the cable division's financial operating performance will materially benefit from these new services in 2001; however, financial benefits are expected in 2002 and thereafter.

EDUCATION DIVISION. Excluding the operating results of the career fair and HireSystems businesses from 1999 (these businesses were contributed to BrassRing at the end of the third quarter of 1999), 2000 education division operating results compared with 1999 are as follows (in thousands):

                                          2000           1999          % change
---------------------------------------------------------------------------------
REVENUE
Test prep and professional
  training .......................     $ 244,865      $ 209,964              17%
Quest post-secondary education ...        56,908             --             n/a
New business development
  activities .....................        52,048         30,175              72%
                                       ----------------------------------------
                                       $ 353,821      $ 240,139              47%
                                       ========================================

OPERATING INCOME (LOSS)
Test prep and professional
  training .......................     $  30,399      $  25,733              18%
Quest post-secondary education ...         8,359             --             n/a
New business development
  activities .....................       (56,155)       (20,128)            179%
Kaplan corporate overhead ........        (8,365)        (7,153)             17%
Stock-based incentive
  compensation ...................        (6,000)        (7,250)            (17%)
Goodwill and other intangible
  amortization ...................       (10,084)        (6,861)             47%
                                       ----------------------------------------
                                       $ (41,846)     $ (15,659)            167%
                                       ========================================

Approximately 50 percent of the 2000 increase in test preparation and professional training revenue is attributable to acquisitions; the remaining increase is due to higher enrollments and tuition increases. Post-secondary education represents the results of Quest Education Corporation from the date of its acquisition in August 2000. New business development activities represent the results of Score!, eScore.com and The Kaplan Colleges. The increase in new business development revenue is attributable mostly to new learning centers opened by Score!, which operated 142 centers at the end of 2000 versus 100 centers at the end of 1999. The increase in new business development losses is attributable to start-up period spending at eScore.com and kaplancollege.com (part of The Kaplan Colleges) and to losses associated with the early operating periods of new Score! centers. Management presently expects new business development losses in 2001 will be 35 percent to 45 percent less than the losses in 2000 that resulted from these activities.

    Corporate overhead represents unallocated expenses of Kaplan, Inc.'s corporate office.

    Stock-based incentive compensation represents expense arising from a stock option plan established for certain members of Kaplan's management (the general provisions of which are discussed in Note G to the Consolidated Financial Statements). Under this plan, the amount of stock-based incentive compensation expense varies directly with the estimated fair value of Kaplan's common stock.

    Including the operating results of the career fair and HireSystems businesses for the first nine months of 1999 (these businesses were contributed to BrassRing at the end of the third quarter of 1999), education division revenue increased 37 percent to $353.8 million for 2000, compared to $257.5 million for 1999. Operating losses increased 10 percent in 2000 to $41.8 million, from $38.0 million in 1999.

OTHER BUSINESSES AND CORPORATE OFFICE. For 2000, other businesses and corporate office includes the expenses of the Company's corporate office. For 1999, other businesses and corporate office includes the expenses associated with the corporate office and the operating results of Legi-Slate through June 30, 1999, the date of its sale.

    Operating losses for 2000 totaled $25.2 million, representing a 7 percent improvement over 1999. The reduction in 2000 losses is primarily attributable to the absence of losses generated by Legi-Slate and reduced spending at the Company's corporate office.

EQUITY IN LOSSES OF AFFILIATES. The Company's equity in losses of affiliates for 2000 was $36.5 million, compared to losses of $8.8 million for 1999. The Company's affiliate investments consist of a 42 percent effective interest in BrassRing, Inc. (formed in late September 1999), a 50 percent interest in the International Herald Tribune, and a 49 percent interest in Bowater Mersey Paper Company Limited. The decline in 2000 affiliate results is attributable to BrassRing, Inc., which is in the integration and marketing phase of its operations.

    BrassRing accounted for approximately $37.0 million of the Company's 2000 equity in affiliate losses. A substantial portion of BrassRing's losses arises from goodwill and intangible amortization expense. Accordingly, the $37.0 million of equity in affiliate losses recorded by the Company in 2000 did not require significant funding by the Company.

NON-OPERATING ITEMS. In 2000, the Company incurred net interest expense of $53.8 million, compared to $25.7 million of net interest expense in 1999. The 2000 increase in net interest expense is attributable to borrowings executed by the Company during 1999 and 2000 to fund capital improvements, acquisition activities, and share repurchases.

    The Company recorded other non-operating expense of $19.8 million in 2000, compared to $21.4 million in non-operating income for 1999. The 1999 non-operating income was comprised mostly of non-recurring gains arising from the sale of marketable securities (mostly various Internet-related securities). The 2000 non-operating expense resulted mostly from the write-downs of certain of the Company's e-commerce focused cost method investments.

INCOME TAXES. The effective tax rate in 2000 was 40.6 percent, compared to 39.9 percent in 1999. The increase in the effective tax rate is principally due to the non-recognition of benefits from state net operating loss carryforwards generated by certain of the Company's new business start-up activities and an increase in goodwill amortization expense that is not deductible for income tax purposes.

RESULTS OF OPERATIONS--1999 COMPARED TO 1998

Net income in 1999 was $225.8 million, compared with net income of $417.3 million for 1998. Diluted earnings per share totaled $22.30 in 1999, compared to $41.10 in 1998. The Company's 1998 net income includes $194.4 million from the disposition of the Company's 28 percent interest in Cowles Media Company, the sale of 14 small cable systems, and the disposition of the Company's investment in Junglee, a facilitator of Internet commerce. Excluding the effect of these one-time items from 1998 net income, the Company's 1999 net income of $225.8 million increased 1 percent, from net income of $222.9 million in 1998. On the same basis of presentation, diluted earnings per share for 1999 of $22.30 increased 2 percent, compared to $21.90 in 1998, with fewer average shares outstanding.

    Revenue for 1999 totaled $2,215.6 million, an increase of 5 percent from $2,110.4 million in 1998. Advertising revenue increased 3 percent in 1999, and circulation and subscriber revenue increased 6 percent. Education revenue increased 40 percent in 1999, and other revenue decreased 31 percent. The newspaper and magazine divisions generated most of the increase in advertising revenue. The increase in circulation and subscriber revenue is primarily due to a 13 percent increase in subscriber revenue at the cable division. Revenue growth at Kaplan, Inc. (about two-thirds of which was from acquisitions) accounted for the increase in education revenue. The decline in other revenue is principally due to the disposition of Moffet, Larson & Johnson (July 1998) and Legi-Slate (June 1999).

    Operating costs and expenses for the year increased 6 percent to $1,827.1 million, from $1,731.5 million in 1998. The cost and expense increase is primarily due to companies acquired in 1999 and 1998, greater spending for new business development activities at Kaplan, Inc. and washingtonpost.com, and higher depreciation and amortization expense. These expense increases were offset in part by a 19 percent decline in newsprint expense and an increase in the Company's pension credit.

    Operating income increased 3 percent to $388.5 million in 1999, from $378.9 million in 1998.

    The Company's 1999 operating income includes $81.7 million of net pension credits, compared to $62.0 million in 1998.

DIVISION RESULTS

NEWSPAPER PUBLISHING DIVISION. At the newspaper division, 1999 included 52 weeks, compared to 53 weeks in 1998. Newspaper division revenue increased 3 percent to $875.1 million, from $848.9 million in 1998. Advertising revenue at the newspaper division rose 5 percent over the previous year. At The Washington Post, advertising revenue increased 3 percent as a result of higher rates and volume. Classified advertising revenue at The Washington Post increased 2 percent primarily due to higher rates. Retail advertising revenue at The Post remained essentially even with the previous year. Other advertising revenue (including general and preprint) at The Post increased 7 percent due mainly to increased general advertising volume and higher rates.

    Circulation revenue for the newspaper division declined by 3 percent in 1999 due primarily to the extra week in 1998 versus 1999. At The Washington Post, daily circulation for 1999 remained essentially even with 1998; Sunday circulation declined by 1 percent.

    Newspaper division operating margin in 1999 increased to 18 percent, from 16 percent in 1998. The improvement in operating margin resulted mostly from an improvement in the operating results of The Washington Post, offset in part by increased spending for the continued development of washingtonpost.com. The Post's 1999 operating results benefited from the higher advertising revenue discussed above, a 19 percent reduction in newsprint expense and larger pension credits ($28.0 million in 1999 versus $19.0 million in 1998). These operating income improvements were offset in part by higher depreciation expense (arising from the recently completed expansion of The Post's printing facilities) and other general expense increases, including increased promotion and marketing.

TELEVISION BROADCASTING DIVISION. Revenue at the broadcast division declined 4 percent to $341.8 million in 1999, compared to $357.6 million in 1998. The decline in 1999 revenue is due to softness in national advertising revenue and the absence of Winter Olympics advertising revenue (first quarter of 1998) and political advertising revenue (third and fourth quarter of 1998), offset in part by growth in local advertising revenue.

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

    Operating margin at the broadcast division was 49 percent in 1999, compared to 48 percent in 1998. Excluding amortization of goodwill and intangibles, operating margin was 53 percent in 1999 and 52 percent in 1998. The improvement in 1999 operating margin is attributable to 1999 expense control initiatives, the benefits of which were offset in part by the decline in national advertising revenue.

MAGAZINE PUBLISHING DIVISION. Magazine division revenue was $401.1 million for 1999, up slightly over 1998 revenue of $399.5 million. Operating income for the magazine division totaled $62.1 million in 1999, an increase of 39 percent over operating income of $44.5 million in 1998. The 39 percent increase in operating income is primarily attributable to the operating results of Newsweek. At Newsweek, operating income improved as a result of an increase in the number of advertising pages at the domestic edition, higher pension credits ($48.3 million in 1999 versus $35.9 million in 1998), and a reduction in other operating expenses. Offsetting these improvements were the effects of a decline in advertising revenue at the Company's trade periodicals unit.

    Operating margin of the magazine division increased to 15 percent in 1999, from 11 percent in 1998.

CABLE TELEVISION DIVISION. Revenue at the cable division increased 13 percent to $336.3 million in 1999, from $298.0 million in 1998. Basic, tier, pay, and advertising revenue categories showed improvement over 1998. Increased subscribers in 1999, primarily from acquisitions, and higher rates accounted for most of the increase in revenue. The number of basic subscribers at the end of 1999 increased to 739,850 from 733,000 at the end of 1998.

    Operating margin at the cable division before amortization expense was 29 percent for 1999, compared to 30 percent for 1998. The decline in operating margin is primarily attributable to a 16 percent increase in depreciation expense arising from system rebuilds and upgrades, offset in part by higher revenue. Cable operating cash flow increased 11 percent to $140.2 million, from $126.5 million in 1998. Approximately 70 percent of the 1999 improvement in operating cash flow is due to the results of cable systems acquired in 1999 and 1998.

EDUCATION DIVISION. Excluding the operating results of the career fair and HireSystems businesses (these businesses were contributed to BrassRing at the end of the third quarter of 1999), 1999 revenue for the education division totaled $240.1 million, a 40 percent increase from 1998 revenue of $171.4 million. Approximately two-thirds of the 1999 revenue increase is attributable to businesses acquired in 1999 and 1998. The remaining increase in revenue is due to growth in the test preparation and Score! businesses. Operating losses for 1999 totaled $15.7 million, compared to $6.0 million in 1998. The decline in 1999 operating results is primarily attributable to the opening of new Score! centers, start-up costs associated with eScore.com, and the development of various distance learning initiatives, offset in part by operating income improvements in the traditional test preparation business.

    Including the results of the career fair businesses and HireSystems, the education and career services division's 1999 revenue totaled $257.5 million, a 32 percent increase over the same period in the prior year. Approximately two-thirds of the increase is due to business acquisitions completed in 1999 and 1998. The remaining increase in 1999 revenue is due to growth in the test preparation and Score! businesses. Division operating losses of $38.0 million represent a $30.5 million increase in operating losses over 1998. The decline in 1999 operating results is primarily attributable to start-up costs associated with opening new Score! centers and the launch of the eScore.com web site, as well as increased spending for HireSystems and the development of various distance learning initiatives, offset in part by operating income improvements in the traditional test preparation business.

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

EQUITY IN LOSSES OF AFFILIATES. The Company's equity in losses of affiliates in 1999 was $8.8 million, compared to losses of $5.1 million in 1998. The Company's affiliate investments consist primarily of a 54 percent non-controlling interest in BrassRing (formed in late September 1999), a 50 percent interest in the International Herald Tribune, and a 49 percent interest in Bowater Mersey Paper Company Limited. The decline in 1999 affiliate results is primarily attributable to BrassRing, which is in the development and marketing phase of its operations.

NON-OPERATING ITEMS. In 1999, the Company incurred net interest expense of $25.7 million, compared to $10.4 million of net interest expense in 1998. The 1999 increase in net interest expense is attributable to borrowings executed by the Company to fund capital improvements, acquisition activities, and share repurchases.

    The Company recorded other non-operating income of $21.4 million in 1999, compared to $304.7 million in 1998. The Company's 1999 other non-operating income consists principally of gains on the sale of marketable equity securities (mostly various Internet-related securities). The Company's 1998 other non-operating income consisted mostly of the non-recurring gains resulting from the Company's disposition of its 28 percent interest in Cowles Media Company, sale of 14 small cable systems, and disposition of its investment interest in Junglee.

INCOME TAXES. The effective tax rate in 1999 was 39.9 percent, as compared to
37.5 percent in 1998. The increase in the effective tax rate is principally due to the 1998 disposition of Cowles Media Company being subject to state income tax in jurisdictions with lower tax rates.

FINANCIAL CONDITION: CAPITAL RESOURCES AND LIQUIDITY

ACQUISITIONS. During 2000, the Company spent $212.3 million on business acquisitions. These acquisitions included $177.7 million for Quest Education Corporation, a provider of post-secondary education; $16.2 million for two cable systems serving 8,500 subscribers; and $18.4 million for various other small businesses (principally consisting of educational services companies).

    During 1999, the Company acquired various businesses for about $90.5 million, which included, among others, $18.3 million for cable systems serving approximately 10,300 subscribers and $61.8 million for various educational and training companies to expand Kaplan, Inc.'s business offerings.

    In 1998, the Company acquired various businesses for about $320.6 million, which principally included $209.0 million for cable systems serving approximately 115,400 subscribers and $100.4 million for educational, training, and career services companies.

DISPOSITIONS. There were no significant business dispositions in 2000. The Company sold Legi-Slate in June 1999; no significant gain or loss resulted.

    In March 1998, the Company received $330.5 million in cash and 730,525 shares of McClatchy Newspapers, Inc. Class A common stock as a result of a merger of Cowles Media Company and McClatchy. The market value of the McClatchy stock received was $21.6 million. During 1998 and 1999, the Company sold the McClatchy common stock for $24.3 million.

    In July 1998, the Company completed the sale of 14 small cable systems in Texas, Missouri, and Kansas serving approximately 29,000 subscribers for $41.9 million. In August 1998, the Company received 202,961 shares of Amazon.com common stock as a result of the merger of Amazon.com and Junglee Corporation. At the time of the merger transaction, the Company owned a minority investment interest in Junglee Corporation, a facilitator of Internet commerce. The market value of the Amazon.com stock received was $25.2 million. During 1999 and 1998, the Company sold the Amazon.com common stock for $31.5 million.

CAPITAL EXPENDITURES. During 2000, the Company's capital expenditures totaled $172.4 million, about half of which related to plant upgrades at the Company's cable division. The Company's capital expenditures for 2000, 1999, and 1998 are itemized by operating division in Note L to the Consolidated Financial Statements.

    The Company estimates that in 2001 it will spend approximately $200 million for property and equipment. Approximately 60 percent of this spending is earmarked for the cable division in connection with its rollout of new digital and cable modem services. If the rate of customer acceptance for these new services is slower than anticipated, then the Company will consider slowing its capital expenditures in this area to a level consistent with customer demand.

INVESTMENTS IN MARKETABLE EQUITY SECURITIES. At December 31, 2000, the fair value of the Company's investments in marketable equity securities was $221.1 million, which includes $210.2 million in Berkshire Hathaway Inc. Class A and B common stock and $10.9 million of various common stocks of publicly traded companies with e-commerce business concentrations.

    At December 31, 2000, the gross unrealized gain related to the Company's Berkshire Hathaway Inc. stock investment totaled $25.3 million; the gross unrealized loss on this investment was $19.1 million at January 2, 2000. The Company presently intends to hold the Berkshire Hathaway stock long term.

COST METHOD INVESTMENTS. At December 31, 2000 and January 2, 2000, the Company held minority investments in various non-public companies. The companies represented by these investments have products or services that in most cases have potential strategic relevance to the Company's operating units. The Company records its investment in these companies at the lower of cost or estimated fair value. During 2000 and 1999, the Company invested $42.5 million and $33.5 million, respectively, in various cost method investees. At December 31, 2000 and January 2, 2000, the carrying value of the Company's cost method investments totaled $48.6 million and $30.0 million, respectively.

COMMON STOCK REPURCHASES AND DIVIDEND RATE. During 2000, 1999, and 1998, the Company repurchased 200, 744,095, and 41,033 shares, respectively, of its Class B common stock at a cost of $0.1 million, $425.9 million, and $20.5 million. The annual dividend rate for 2001 was increased to $5.60 per share, from $5.40 per share in 2000, $5.20 per share in 1999, and $5.00 per share in 1998.

LIQUIDITY. At December 31, 2000, the Company had $20.3 million in cash and cash equivalents.

    At December 31, 2000, the Company had $525.4 million in commercial paper borrowings outstanding at an average interest rate of 6.6 percent with various maturities throughout the first and second quarter of 2001. In addition, the Company had outstanding $397.9 million of 5.5 percent, 10 year unsecured notes due February 2009. These notes require semiannual interest payments of $11.0 million payable on February 15 and August 15.

    The Company utilizes a five-year $500 million revolving credit facility and a one-year $250 million revolving credit facility to support the issuance of its short-term commercial paper, and to provide for general corporate purposes.

    At December 31, 2000, the Company has classified $475.4 million of its commercial paper borrowings as long-term debt in its Consolidated Balance Sheets as the Company has the ability and intent to finance such borrowings on a long-term basis under its credit agreements.

    During 2000, the Company's borrowings, net of repayments, increased by $38.0 million. The net increase is principally attributable to the acquisition of Quest Education Corporation in July 2000, partially offset by cash generated by operations.

    The Company expects to fund its estimated capital needs primarily through internally generated funds and, to a lesser extent, commercial paper borrowings. In management's opinion, the Company will have ample liquidity to meet its various cash needs in 2001.

SUBSEQUENT EVENTS. On January 12, 2001, the Company sold a cable system serving about 15,000 subscribers in Greenwood, Indiana, for $61.9 million. In a related transaction, on March 1, 2001, the Company completed a cable system exchange with AT&T Broadband whereby the Company exchanged its cable systems in Modesto and Santa Rosa, California, and approximately $42.0 million to AT&T Broadband for cable systems serving approximately 155,000 subscribers principally located in Idaho. For income tax purposes, these transactions qualify as like-kind exchanges and are substantially tax free in nature. However, the Company will record a book accounting gain of approximately $195.3 million ($20.50 per share) in its earnings for the first quarter of 2001.

    On February 28, 2001, the Company acquired Southern Maryland Newspapers, a division of Chesapeake Publishing Corp. Southern Maryland Newspapers publishes the Maryland Independent in Charles County, Maryland; the Lexington Park Enterprise in St. Mary's County, Maryland; and the Recorder in Calvert County, Maryland. The acquired newspapers have a combined total paid circulation of 50,000.

FORWARD-LOOKING STATEMENTS. This annual report contains certain forward-looking statements that are based largely on the Company's current expectations. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. For more information about these forward-looking statements and related risks, please refer to the section titled "Forward-looking Statements" in Part 1 of the Company's Annual Report on Form 10-K.

                     [ This Page Intentionally Left Blank ]

             Ten-Year Summary of Selected Historical Financial Data


See Notes to Consolidated Financial Statements for the summary of significant accounting policies and additional information relative to the years 1998 - 2000.

(in thousands, except per share amounts)                                             2000             1999             1998
------------------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS
  Operating revenue ........................................................     $ 2,412,150      $ 2,215,571      $ 2,110,360
  Income from operations ...................................................     $   339,882      $   388,453      $   378,897
  Income before cumulative effect of changes in accounting principle .......     $   136,470      $   225,785      $   417,259
  Cumulative effect of change in method of accounting for income taxes .....              --               --               --
  Cumulative effect of change in method of accounting for postretirement
    benefits other than pensions ...........................................              --               --               --
                                                                                 ---------------------------------------------
  Net income ...............................................................     $   136,470      $   225,785      $   417,259
                                                                                 =============================================

PER SHARE AMOUNTS
  Basic earnings per common share
    Income before cumulative effect of changes in accounting principles ....     $     14.34      $     22.35      $     41.27
    Cumulative effect of changes in accounting principles ..................              --               --               --
                                                                                 ---------------------------------------------
    Net income .............................................................     $     14.34      $     22.35      $     41.27
                                                                                 =============================================
    Basic average shares outstanding .......................................           9,445           10,061           10,087
  Diluted earnings per share
    Income before cumulative effect of changes in accounting principles ....     $     14.32      $     22.30      $     41.10
    Cumulative effect of changes in accounting principles ..................              --               --               --
                                                                                 ---------------------------------------------
    Net income .............................................................     $     14.32      $     22.30      $     41.10
                                                                                 =============================================
    Diluted average shares outstanding .....................................           9,460           10,082           10,129
  Cash dividends ...........................................................     $      5.40      $      5.20      $      5.00
  Common shareholders' equity ..............................................     $    156.55      $    144.90      $    157.34

FINANCIAL POSITION
  Current assets ...........................................................     $   405,067      $   476,159      $   404,878
  Working capital (deficit) ................................................          (3,730)        (346,389)          15,799
  Property, plant, and equipment ...........................................         927,061          854,906          841,062
  Total assets .............................................................       3,200,743        2,986,944        2,729,661
  Long-term debt ...........................................................         873,267          397,620          395,000
  Common shareholders' equity ..............................................       1,481,007        1,367,790        1,588,103

     1997             1996            1995            1994            1993            1992            1991
------------------------------------------------------------------------------------------------------------

$ 1,956,253      $ 1,853,445     $ 1,719,449     $ 1,613,978     $ 1,498,191     $ 1,450,867     $ 1,380,261
$   381,351      $   337,169     $   271,018     $   274,875     $   238,980     $   232,112     $   192,866
$   281,574      $   220,817     $   190,096     $   169,672     $   153,817     $   127,796     $   118,721
         --               --              --              --          11,600              --              --

         --               --              --              --              --              --         (47,897)
------------------------------------------------------------------------------------------------------------
$   281,574      $   220,817     $   190,096     $   169,672     $   165,417     $   127,796     $    70,824
============================================================================================================

$     26.23      $     20.08     $     17.16     $     14.66     $     13.10     $     10.81     $     10.00
         --               --              --              --            0.98              --           (4.04)
------------------------------------------------------------------------------------------------------------
$     26.23      $     20.08     $     17.16     $     14.66     $     14.08     $     10.81     $      5.96
============================================================================================================
     10,700           10,964          11,075          11,577          11,746          11,827          11,874

$     26.15      $     20.05     $     17.15     $     14.65     $     13.10     $     10.80     $     10.00
         --               --              --              --            0.98              --           (4.04)
------------------------------------------------------------------------------------------------------------
$     26.15      $     20.05     $     17.15     $     14.65     $     14.08     $     10.80     $      5.96
============================================================================================================
     10,733           10,980          11,086          11,582          11,750          11,830          11,876
$      4.80      $      4.60     $      4.40     $      4.20     $      4.20     $      4.20     $      4.20
$    117.36      $    121.24     $    107.60     $     99.32     $     92.84     $     84.17     $     78.12

$   308,492      $   382,631     $   406,570     $   375,879     $   625,574     $   524,975     $   472,219
   (300,264)         100,995          98,393         102,806         367,041         242,627         183,959
    653,750          511,363         457,359         411,396         363,718         390,804         390,313
  2,077,317        1,870,411       1,732,893       1,696,868       1,622,504       1,568,121       1,487,661
         --               --              --          50,297          51,768          51,842          51,915
  1,184,074        1,322,803       1,184,204       1,126,933       1,087,419         993,005         924,285

                                INDEX TO EXHIBITS


EXHIBIT
 NUMBER                               DESCRIPTION
-------                               -----------
3.1  ---  Certificate of Incorporation of the Company as amended through May 12,
          1988, and the Certificate of Designation for the Company's Series A
          Preferred Stock filed January 22, 1996 (incorporated by reference to
          Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

3.2  ---  By-Laws of the Company as amended through March 8, 2001.

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

4.4  ---  364-Day Credit Agreement dated as of September 30, 2000, among the
          Company, Citibank, N.A., SunTrust Bank and The Chase Manhattan Bank
          (incorporated by reference to Exhibit 4.4 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended October 1, 2000).

10.1 --- The Washington Post Company Annual Incentive Compensation Plan as amended and restated effective June 30, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
          10-Q for the quarter ended March 31, 1996).*

10.2 --- The Washington Post Company Long-Term Incentive Compensation Plan as amended and restated effective March 9, 2000 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000).*

10.3 --- The Washington Post Company Stock Option Plan as amended and restated through March 12, 1998 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended
          December 28, 1997).*

10.4 --- The Washington Post Company Supplemental Executive Retirement Plan as amended and restated effective March 9, 2000 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000).*


                         [Index Continued on Next Page]

EXHIBIT
 NUMBER                               DESCRIPTION
-------                               -----------

10.5 --- The Washington Post Company Deferred Compensation Plan as amended and restated effective March 9, 2000 (incorporated by reference to Exhibit
          10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000).*

10.6 ---  Consulting Agreement between the Company and Alan G. Spoon dated March
          8, 2000 (incorporated by reference to Exhibit 10.7 to the Company's
          Annual Report on Form 10-K for the fiscal year ended January 2,
          2000).*

11   ---  Calculation of earnings per share of common stock.

21   ---  List of subsidiaries of the Company.

23   ---  Consent of independent accountants.

24   ---  Power of attorney dated March 8, 2001.

---------------
        * A management contract or compensatory plan or arrangement required to be included as an exhibit hereto pursuant to Item 14(c) of Form 10-K.