Form 10-Q
period 2001-04-01
WASHINGTON POST CO
filed 2001-05-15
CIK 104889

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 1, 2001

Commission File Number 1-6714

THE WASHINGTON POST COMPANY
(Exact name of registrant as specified in its charter)

Delaware	53-0182885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1150 15th Street, N.W. Washington, D.C. 20071 (Address of principal executive office)	20071 (Zip Code)

Registrant's telephone number, including area code: (202) 334-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    .   No         .

Shares outstanding at May 3, 2001:

Class A Common Stock	1,722,250 Shares

Class B Common Stock	7,762,627 Shares

THE WASHINGTON POST COMPANY
Form 10-Q

 INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

a.	Condensed Consolidated Statements of Income (Unaudited) for the Thirteen Weeks Ended April 1, 2001 and April 2, 2000

b.	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Thirteen Weeks Ended April 1, 2001 and April 2, 2000

c.	Condensed Consolidated Balance Sheets at April 1, 2001 (Unaudited) and December 31, 2000

d.	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Thirteen Weeks Ended April 1, 2001 and April 2, 2000

e.	Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit 11

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

The Washington Post Company Condensed Consolidated Statements of Income (Unaudited)

	Thirteen Weeks Ended

(In thousands, except per share amounts)	April 1, 2001	April 2, 2000

Operating revenues
Advertising	$297,974	$318,865
Circulation and subscriber	148,536	147,589
Education	121,341	71,450
Other	19,125	8,867
	586,976	546,771
Operating costs and expenses
Operating	343,993	296,072
Selling, general and administrative	147,915	135,421
Depreciation of property, plant and equipment	34,632	28,386
Amortization of goodwill and other intangibles	17,192	14,738
	543,732	474,617

Income from operations	43,244	72,154

Other income (expense)
Equity in losses of affiliates	(12,461)	(11,304)
Interest income	325	224
Interest expense	(14,624)	(12,567)
Other, net	308,769	(6,938)

Income before income taxes	325,253	41,569

Provision for income taxes	126,200	17,500

Net income	199,053	24,069

Redeemable preferred stock dividends	(526)	(500)

Net income available for common shares	$198,527	$23,569

Basic earnings per common share	$20.94	$ 2.50

Diluted earnings per common share	$20.90	$ 2.49

Dividends declared per common share	$ 2.80	$ 2.70

Basic average number of common shares outstanding	9,479	9,440

Diluted average number of common shares outstanding	9,499	9,458

The Washington Post Company Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Thirteen Weeks Ended

(In thousands)	April 1, 2001	April 2, 2000

Net income	$ 199,053	$ 24,069
Other comprehensive loss
Foreign currency translation adjustment	(4,269)	(441)
Change in unrealized gain on available-for-sale
securities	(15,575)	(3,932)
Less: reclassification adjustment for realized
losses included in net income	3,000	—
	(16,844)	(4,373)
Income tax benefit related to other
comprehensive income	4,840	1,456
	(12,004)	(2,917)
Comprehensive income	$ 187,049	$ 21,152

The Washington Post Company Condensed Consolidated Balance Sheets

(In thousands)	April 1, 2001 (unaudited)	December 31, 2000

Assets

Current assets
Cash and cash equivalents	$ 42,919	$ 20,345
Investments in marketable equity securities	11,744	10,948
Accounts receivable, net	279,890	306,016
Federal and state income taxes receivable	—	12,370
Inventories	28,256	15,178
Other current assets	47,590	40,210
	410,399	405,067

Property, plant and equipment
Buildings	263,992	263,311
Machinery, equipment and fixtures	1,245,035	1,217,282
Leasehold improvements	74,371	70,706
	1,583,398	1,551,299
Less accumulated depreciation	(699,549)	(736,781)
	883,849	814,518
Land	38,296	38,000
Construction in progress	111,792	74,543
	1,033,937	927,061

Investments in marketable equity securities	193,818	210,189
Investments in affiliates	121,139	131,629
Goodwill and other intangibles,
less accumulated amortization	1,253,951	1,007,720
Prepaid pension cost	394,282	374,084
Deferred charges and other assets	142,367	144,993
	$3,549,893	$3,200,743

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$ 259,434	$ 273,076
Deferred subscription revenue	83,492	85,721
Dividends declared	13,500	—
Federal and state income taxes payable	8,672	—
Short-term borrowings	50,000	50,000
	415,098	408,797

Postretirement benefits other than pensions	127,919	128,764
Other liabilities	201,188	178,029
Deferred income taxes	212,675	117,731
Long-term debt	926,643	873,267
	1,883,523	1,706,588

Redeemable preferred stock	13,148	13,148

Preferred stock	—	—
Common shareholders' equity
Common stock	20,000	20,000
Capital in excess of par value	137,172	128,159
Retained earnings	3,026,146	2,854,122
Accumulated other comprehensive income (losses)
Cumulative foreign currency translation adjustment	(10,843)	(6,574)
Unrealized gain on available-for-sale securities	5,767	13,502
Cost of Class B common stock held in treasury	(1,525,020)	(1,528,202)
	1,653,222	1,481,007
	$3,549,893	$3,200,743

The Washington Post Company Condensed Consolidated Statements of Cash Flows (Unaudited)
	Thirteen Weeks Ended

(In thousands)	April 1, 2001	April 2, 2000

Cash flows from operating activities:
Net income	199,053	$ 24,069
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation of property, plant and equipment	34,632	28,386
Amortization of goodwill and other intangibles	17,192	14,738
Net pension benefit	(19,878)	(14,572)
Gain from disposition of businesses	(321,091)	—
Cost method investment write-downs	11,800	7,400
Equity in losses of affiliates, net of
distributions	12,461	11,304
Provision for deferred income taxes	99,785	10,403
Change in assets and liabilities:
Decrease in accounts receivable, net	28,000	542
Increase in inventories	(12,630)	(11,299)
Decrease in accounts payable and
accrued liabilities	(13,968)	(21,952)
(Decrease) increase in deferred subscription
revenue	(2,648)	6,967
Decrease in income taxes receivable	12,370	48,597
Increase in income taxes payable	8,672	—
Decrease in other assets and
other liabilities, net	15,025	3,258
Other	208	(1,307)

Net cash provided by operating activities	68,983	106,534

Cash flows from investing activities:
Purchases of property, plant and equipment	(49,073)	(26,524)
Investments in certain businesses	(95,023)	(4,284)
Proceeds from the sale of business	61,921	—
Other investments	(5,900)	(16,919)

Net cash used in investing activities	(88,075)	(47,727)

Cash flows from financing activities:
Net issuance (repayment) of commercial paper	53,311	(92,325)
Dividends paid	(13,529)	(12,981)
Proceeds from exercise of stock options	1,884	547
Common shares repurchased	—	(219)

Net cash provided by (used in) financing activities	41,666	(104,978)

Net increase (decrease) in cash and cash equivalents	22,574	(46,171)

Beginning cash and cash equivalents	20,345	75,479

Ending cash and cash equivalents	$ 42,919	$ 29,308

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

Note 1: Acquisitions, Exchanges and Dispositions.

In the first quarter of 2001, the company spent approximately $95.0 million on business acquisitions and exchanges, which principally included the purchase of Southern Maryland Newspapers, a division of Chesapeake Publishing Corporation, and amounts paid as part of a cable system exchange which AT&T Broadband.

Southern Maryland Newspapers publishes the Maryland Independent in Charles County, Maryland; the Lexington Park Enterprise in St. Mary’s County, Maryland; and the Recorder in Calvert County, Maryland.  The acquired newspapers have a combined total paid circulation of approximately 50,000.

The cable system exchange with AT&T Broadband was completed on March 1, 2001 and consisted of the exchange by the company of its cable systems in Modesto and Santa Rosa, California, and approximately $42.0 million to AT&T Broadband for cable systems serving approximately 155,000 subscribers principally located in Idaho.  In a related transaction on January 12, 2001, the Company completed the sale of a cable system serving about 15,000 subscribers in Greenwood, Indiana for $61.9 million.

The company also acquired a provider of CFA examination preparation services in the first quarter of 2001.

The gain resulting from the cable system sale and exchange transactions, which is included in “Other income, net” in the Condensed Consolidated Statements of Income, increased net income by $196.5 million, or $20.70 per share.  For income tax purposes, the cable system sale and exchange transactions qualify substantially as like-kind exchanges and therefore do not result in a significant current tax liability.

There were no significant acquisitions, dispositions or exchanges during the first quarter of 2000.

Note 2:  Investments.

Investments in marketable equity securities at April 1, 2001 and December 31, 2000 consist of the following (in thousands):

	April 1,	December 31,
	2001	2000

Total cost	$196,159	$199,159
Gross unrealized gains	9,403	21,978
Total fair value	$205,562	$221,137

There were no purchases or sales of marketable equity securities during the first quarter of 2001 or 2000.

At April 1, 2001 and December 31, 2000, the carrying value of the Company’s cost method investments was $39.8 and $48.6 million, respectively.  There were no investments in companies constituting cost method investments during the first quarter of 2001; during the first quarter of 2000, the company invested $18.2 million in such companies.  The company recorded charges of $11.8 million and $7.4 million during the first quarter of 2001 and 2000, respectively, to write-down certain of its cost method investments to estimated fair value.

Note 3: Borrowings.

At April 1, 2001, the Company had $976.6 million in total debt outstanding, which was comprised of $578.7 million of commercial paper borrowings and $397.9 million of 5.5 percent unsecured notes due February 15, 2009.  At April 1, 2001, the Company has classified $528.7 million of its commercial paper borrowings as long-term debt in the Condensed Consolidated Balance Sheet as the Company has the ability and intent to finance such borrowings on a long term basis.

During the first quarter of 2001 and 2000, the Company had average borrowings outstanding of approximately $949.1 million and $830.0 million, respectively, at average annual interest rates of approximately 5.8 percent.  During the first quarter of 2001 and 2000, the Company incurred interest expense on borrowings of $13.8 million and $12.1 million, respectively.

Note 4: Business Segments.

The following table summarizes financial information related to each of the company’s business segments.  The 2001 and 2000 results of operations information is for the thirteen weeks ended April 1, 2001 and April 2, 2000, respectively.  The 2001 and 2000 asset information is as of April 1, 2001 and December 31, 2000, respectively.

(in thousands)	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated

2001
Operating revenues	$218,194	$74,202	$83,895	$89,177	$121,508	$—	$586,976
Income (loss) from
operations	$26,276	$28,548	$(2,520)	$7,756	$(10,248)	$(6,568)	$43,244
Equity in losses of
affiliates							(12,461)
Interest expense, net							(14,299)
Other income, net							308,769
Income before income
taxes							$325,253

Depreciation expense	$9,502	$2,926	$1,219	$16,259	$4,726	$—	$34,632
Amortization expense	$508	$3,534	$1,667	$7,701	$3,782	$—	$17,192
Pension credit (expense)	$7,123	$1,663	$11,416	$(153)	$(171)	$—	$19,878

Identifiable assets	$725,745	$416,549	$455,882	$1,086,387	$484,007	$54,622	$3,223,192
Investments in
marketable equity
securities							205,562
Investments in
affiliates							121,139

Total assets							$3,549,893

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated

2000
Operating revenues	$224,656	$78,742	$84,690	$86,653	$72,030	$—	$546,771
Income (loss) from
operations	$36,251	$32,349	$2,684	$14,645	$(9,627)	$(4,148)	$72,154
Equity in losses of
affiliates							(11,304)
Interest expense, net							(12,343)
Other expense, net							(6,938)
Income before income
taxes							$41,569

Depreciation expense	$9,604	$3,111	$1,289	$11,758	$2,624	$—	$28,386
Amortization expense	$392	$3,534	$1,697	$7,414	$1,701	$—	$14,738
Pension credit (expense)	$4,574	$1,346	$9,002	$(150)	$(200)	$—	$14,572

Identifiable assets	$684,908	$430,444	$452,453	$757,083	$482,014	$41,075	$2,847,977

Investments in
marketable equity
securities							221,137
Investments in affiliates							131,629

Total assets							$3,200,743

Newspaper publishing includes the publication of newspapers in the Washington, D.C. area (The Washington Post and the Gazette community newspapers, and effective March 1, 2001 Southern Maryland newspapers) and Everett, Washington (The Everett Herald).  This business division also includes newsprint warehousing, recycling operations and the company’s electronic media publishing business (primarily washingtonpost.com).

Television broadcasting operations are conducted through six VHF, network-affiliated television stations serving the Detroit, Houston, Miami, San Antonio, Orlando and Jacksonville television markets.

The magazine publishing division consists of the publication of a weekly news magazine, Newsweek, which has one domestic and three international editions, the publication of Arthur Frommer’s Budget Travel, and the publication of business periodicals for the computer services industry and the Washington-area technology community.

Cable television operations consist of cable systems offering basic cable and pay television services to approximately 769,000 subscribers in  midwestern, western, and southern states.

Education and career services are provided through the company’s wholly-owned subsidiary Kaplan, Inc.  Kaplan’s five major lines of businesses include Test Preparation and Admissions, providing test preparation services for college and graduate school entrance exams; Quest Education Corporation, a provider of post-secondary education offering Bachelor’s degrees, Associate’s degrees and diploma programs primarily in the fields of healthcare, business and information technology; Kaplan Professional, providing education and career services to business people and other professionals; SCORE!, offering multi-media learning and private tutoring to children and educational resources to parents; and The Kaplan Colleges, Kaplan’s distance learning business, including kaplancollege.com.

Corporate office includes the expenses of the company’s corporate office.

Item 2.  Management’s Discussion and Analysis of Results of

Operations and Financial Condition

This analysis should be read in conjunction with the consolidated financial statements and the notes thereto.

Revenues and expenses in the first and third quarters are customarily lower than those in the second and fourth quarters because of significant seasonal fluctuations in advertising volume.

Results of Operations

Net income for the first quarter of 2001 was $199.1 million ($20.90 per share).  Excluding one-time transactions from the quarter, principally gains from the sale and exchange of certain cable systems, net income for the first quarter totaled $9.5 million ($0.95 per share), a decrease of $14.6 million from net income of $24.1 million ($2.49 per share) in the first quarter of 2000.

Revenue for the first quarter of 2001 was $587.0 million, up 7 percent from $546.8 million in 2000.  Advertising revenue declined 7 percent compared to last year.  Circulation and subscriber revenue and education revenue increased 1 percent and 70 percent, respectively; other operating revenue increased 116 percent versus the prior year.

The decline in advertising revenue is the result of continued softness in the advertising markets of the Company’s largest advertising-based businesses, where the climate remains soft.  Approximately 60 percent of the decline in total advertising revenue is attributable to a $12.2 million (or 26 percent) decline in classified recruitment advertising at The Washington Post.

The 1 percent improvement in circulation and subscriber revenue is attributable to growth in subscriber revenues at Cable One, due to rate increases established to offset the rising cost of programming, as well as growth in basic subscribers as a result of acquisitions and cable system exchanges.

Approximately 75 percent of the increase in education revenue is attributable to the acquisition of Quest Educational Centers (Quest) in August, 2000.  The remaining improvement in education revenue is due mostly to revenue growth at Kaplan’s traditional test preparation, professional training and Score! businesses.

The 116 percent increase in other operating revenue is principally due to the timing of a technology trade show conducted in March 2001 by the Company’s trade periodicals unit, Post-Newsweek Tech Media Group.  This trade show was conducted during the second quarter of 2000.

Costs and expenses for the first quarter of 2001 increased 15 percent to $543.7 million, from $474.6 million in 2000.  Approximately one-half of the increase in costs and expenses is attributable to operating expenses of Quest (acquired in August 2000), with the remaining increase due to higher depreciation expense, a 10 percent increase in newsprint expense, and higher stock-based compensation expense at the education division.  These factors were partially offset by an increase in the pension credit.

The increase in depreciation expense occurred mainly at the cable division, where capital improvements are enabling the division to offer digital cable services to its subscribers.

The Company’s expenses for the first quarter of 2001 were reduced by $20.4 million of pension credits, compared to $15.0 million in the first quarter of 2000.  Management expects the 2001 annual pension credit will approximate $82.0 million, compared to $61.7 million in 2000.

Operating income for the quarter decreased 40 percent to $43.2 million, from $72.2 million in 2000.

Newspaper Publishing Division.  Newspaper publishing division revenue totaled $218.2 million for the first quarter of 2001, a 3 percent decline from revenue of $224.7 million in the first quarter of 2000.  Division operating income decreased 28 percent to $26.3 million, from $36.3 million in 2000.  The decline in division operating income is primarily attributable to a decline in recruitment advertising at The Washington Post newspaper and a 10 percent increase in newsprint expense, offset in part by higher online advertising revenue.

Print advertising revenue at The Washington Post newspaper decreased 6 percent to $152.6 million, from $162.9 million in 2000, due to a $12.2 million or 26 percent decline in classified recruitment advertising that was partially offset by higher revenue from other advertising categories, principally general advertising.  First quarter 2001 advertising volume and circulation statistics for The Washington Post newspaper were as follows (inches in thousands, preprints in thousands of pieces:

	First Quarter
	2001	2000	% Change

Retail	314.6	353.3	-11
General	90.6	89.3	+1.5
Classified	289.3	329.6	-12

Total	694.5	772.2	-10

Preprints	371,482	359,341	+3

Daily circulation	773,352	787,654	-2
Sunday circulation	1,077,672	1,092,252	-1

The decrease in first quarter classified advertising volume was due to a 30 percent decline in recruitment classified advertising.

Revenue generated by the company’s online publishing activities, primarily washingtonpost.com, totaled $7.2 million for the first quarter of 2001, versus $5.4 million for 2000.

Television Broadcasting Division.  Revenue for the broadcast division declined 6 percent in the first quarter of 2001 to $74.2 million, from $78.7 million in 2000.  Operating income for the first quarter of 2001 decreased 12 percent to $28.5 million from $32.3 million in 2000.  General softness in advertising accounted for the decline in first quarter operating income.

Magazine Publishing Division.  Revenue for the magazine publishing division declined 1 percent for the first quarter of 2001, compared to the same period in 2000.  Magazine division operating loss totaled $2.5 million, compared to operating income of $2.7 million for the first quarter of 2000.  The decline in operating income is primarily attributable to a 12 percent decline in advertising at Newsweek (due to softness in domestic and international edition advertising pages), offset in part by a technology trade show conducted in the first quarter of 2001, which was held in the second quarter of 2000.

Cable Television Division.  Cable division revenue of $89.2 million for the first quarter of 2001 represents a 3 percent increase over 2000 first quarter revenue of $86.7 million.  Cable division cash flow (operating income excluding depreciation and amortization expense) totaled $31.7 million for the first quarter of 2001, a 6 percent decrease from $33.8 million for the first quarter of 2000.  Cable division operating income declined 47 percent.  The decline in operating income is due mostly to increased depreciation expense, higher programming expense, and costs associated with the launch of digital cable services.

The increase in depreciation expense is due to capital spending which is enabling the cable division to offer digital cable services to its subscribers.  The cable division began its rollout plan for these services in the third quarter of 2000.  At March 31, 2001, the cable division had approximately 83,000 digital cable subscribers, representing a 14 percent penetration of the subscriber base in the markets where digital services are offered.  Digital services are offered in markets serving 77 percent of the cable division’s subscriber base.  The rollout plan for the new digital cable services includes an offer for the cable division’s customers to obtain these services free for one year.  Accordingly, management does not believe the cable division’s 2001 revenue will materially benefit from these new services; however, benefits are expected in 2002 and thereafter.

At March 31, 2001, the cable division had 769,000 basic subscribers, compared to 741,400 at the end of March 2000.  The increase in basic subscribers is largely attributable to a net gain in subscribers arising from the recently completed cable system exchange and sale transactions.

Education Division.  Education division revenue totaled $121.5 million for the first quarter of 2001, a 69 percent increase over revenue of $72.0 million for the same period of 2000.  Operating losses for the quarter were $10.2 million, compared to $9.6 million for the first quarter of 2000.  A summary of first quarter operating results is as follows (in thousands):

	First Quarter

	2001	2000	% Change

Revenue

Test prep and professional training	$68,148	$60,970	+12
Quest post-secondary education	37,850	—	n/a
New business development activities	15,510	11,060	+40

	$121,508	$72,030	+69

Operating income (loss)

Test prep and professional training	$10,057	$ 5,051	+99
Quest post-secondary education	5,429	—	n/a
New business development activities	(9,414)	(9,329)	+1
Kaplan corporate overhead	(4,137)	(2,148)	+93
Other*	(12,183)	(3,201)	+281

	$ (10,248)	$ (9,627)	+6

*Other includes charges accrued for stock-based incentive compensation and amortization of goodwill and other intangibles.

Test prep and professional training include the results of Kaplan's test preparation and admissions business and Kaplan professional, a provider of education services to business people and other professionals. The increase in test preparation and professional training results is due mostly to higher enrollments at Kaplan’s traditional test preparation business (particularly the GMAT and LSAT exams), and higher revenues from CFA exam preparation services.  Quest post-secondary education includes the results of Quest Education Corporation, which was acquired by Kaplan in August 2000.  New business development activities represent the results of Score!, eScore.com, and The Kaplan Colleges (various distance learning businesses).  The increase in new business development revenue is attributable mostly to new learning centers opened by Score!, which operated 141 centers at the end of the first quarter of 2001 versus 100 at the end of the same period in the prior year.

Corporate overhead represents unallocated expenses of Kaplan, Inc.’s corporate office, including expenses associated with the design and development of educational software that, if sucessfully completed, will benefit all of Kaplan's business units.

Other expense is comprised of accrued charges for stock-based incentive compensation arising from a stock option plan established for certain members of Kaplan’s management and amortization of goodwill and other intangibles.  Under the stock-based incentive plan, the amount of compensation expense varies directly with the estimated fair value of Kaplan’s common stock and the number of options outstanding.  The first quarter 2001 increase in other expense compared to the same period of 2000 is mostly attributable to an increase in stock-based incentive compensation, which was primarily due to an increase in Kaplan’s estimated value.

Equity in Losses of Affiliates.  The company’s equity in losses of affiliates for the first quarter of 2001 was $12.5 million, compared to losses of $11.3 million for the first quarter of 2000.  The company’s affiliate investments consist of a 42 percent interest in BrassRing Inc., a 50 percent interest in the International Herald Tribune, and a 49 percent interest in Bowater Mersey Paper Company Limited.  The decline in 2001 affiliate results is primarily attributable to the continuing development of BrassRing, which is in the marketing phase of its operations.  The company’s share of BrassRing’s losses accounted for $14.1 million of the total first quarter equity in losses of affiliates, versus $9.0 million in the first quarter of the prior year.

Other Non-Operating Income.  The company recorded other non-operating income, net, of $308.8 million for the first quarter of 2001, compared to non-operating expense of $6.9 million for the same period of the prior year.  The 2001 non-operating income is comprised mostly of gains arising from the sale and exchange of certain cable systems completed in January and March of 2001.  Offsetting these gains were charges of $11.8 million recorded for the write-down of certain e-commerce focused investments.

For income tax purposes, the cable system sale and exchange transactions qualify as like-kind exchanges and therefore do not result in a current tax liability.

Net Interest Expense.  The company incurred net interest expense of $14.3 million for the first quarter of 2001, compared to $12.3 million for the same period of the prior year.  At April 1, 2001, the company had $976.6 million in borrowings outstanding.

Provision for Income Taxes.  The effective tax rate for the first quarter of 2001 was 38.8 percent, compared to 42.1 percent for the same period of 2000.  The decline in the effective tax rate is due to a lower effective rate applicable to the one-time gains arising from the sale and exchange of cable systems.  Excluding the effect of the cable gain transactions, the company’s effective tax rate approximated 43 percent for the quarter, with the increase in the rate due mostly to the decline in pretax income.

Earnings Per Share.  The calculation of diluted earnings per share for the first quarter of 2001 was based on 9,499,027 weighted average shares outstanding, compared to 9,458,109 for the first quarter of 2000.  The company made no repurchases of its stock during the first quarter of 2001.

Financial Condition: Capital Resources and Liquidity

Acquisitions, Exchanges and Disposition.  In the first quarter of 2001, the company spent approximately $95.0 million on business acquisitions and exchanges, which principally included the purchase of Southern Maryland Newspapers, a division of Chesapeake Publishing Corporation, and amounts paid as part of a cable system exchange with AT&T Broadband.  The company also acquired a provider of CFA examination preparation services.

The cable system exchange with AT&T Broadband was completed on March 1, 2001 and consisted of the exchange by the company of its cable systems in Modesto and Santa Rosa, California, and approximately $42.0 million to AT&T Broadband for cable systems serving approximately 155,000 subscribers principally located in Idaho.  In a related transaction on January 12, 2001, the Company completed the sale of a cable system serving about 15,000 subscribers in Greenwood, Indiana for $61.9 million.

For income tax purposes, the cable system sale and the exchange transactions discussed above qualify substantially as like-kind exchanges and therefore do not result in a significant current tax liability.

Capital expenditures.  During the first quarter of 2001, the company’s capital expenditures totaled $49.1 million, three-quarters of which related to plant upgrades at the company’s cable subsidiary.  The company anticipates it will spend approximately $200.0 million throughout 2001 for property and equipment.  Approximately 60 percent of this spending is earmarked for the cable division in connection with its rollout of new digital and cable modem services.  If the rate of customer acceptance for these new services is slower than anticipated, then the Company will consider slowing its capital expenditures in this area to a level consistent with demand.

Liquidity.  Throughout the first quarter of 2001 the Company’s borrowings, net of repayments, increased by $53.4 million, with the net increase primarily due to amounts spent for acquisitions.

At April 1, 2001, the Company had $976.6 million in total debt outstanding, which was comprised of $578.7 million of commercial paper borrowings and $397.9 million of 5.5 percent unsecured notes due February 15, 2009.  The Company has classified $528.7 million of its commercial paper borrowings as long-term debt in it Condensed Consolidated Balance Sheets as the Company has the ability and intent to finance such borrowings on a long-term basis.

During the first quarter of 2001, the company had average borrowings outstanding of approximately $949.1 million at an average annual interest rate of 5.8 percent.

The company expects to fund its estimated capital needs primarily through internally generated funds, and to a lesser extent, commercial paper borrowings.  In management’s opinion, the company will have ample liquidity to meet its various cash needs throughout 2001.

Forward-looking Statements

All public statements made by the company and its representatives which are not statements of historical fact, including certain statements in this quarterly report, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are subject to certain risks and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements.  These risks and uncertainties include:  changes in prevailing economic conditions, particularly in the specific geographic and other markets served by the company; actions of competitors; changes in customer preferences; changes in communications and broadcast technologies; and the effects of changing cost or availability of raw materials, including changes in the cost or availability of newsprint and magazine body paper.  They also include other risks detailed from time to time in the company’s publicly-filed documents, including the company’s Annual Report on Form 10-K for the period ended December 31, 2000.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

   (a)   The following documents are filed as exhibits to this report:

Exhibit Number	Description

3.1

Certificate of Incorporation of the Company as amended through May 12, 1998, and the Certificate of Designation for the Company’s Series A Preferred Stock filed January 22, 1996 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

3.2	By-Laws of the Company as amended through September 9, 1993 (incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1993).

4.1

Credit Agreement dated as of March 17, 1998 among the Company, Citibank, N.A., Wachovia Bank of Georgia, N.A., and the other Lenders named therein (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997).

4.2

Form of the Company’s 5.50% Notes due February 15, 2009, issued under the Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.3

Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.4

364-Day Credit Agreement dated as of September 20, 2000, among the company, Citibank, N.A., Suntrust Bank and the Chase Manhattan Bank (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2000).

10.1	The Washington Post Company Stock Option Plan as amended and restated effective March 12, 1998 (corrected copy).

11	Calculation of Earnings per Share of Common Stock.

(Electronic filing only).

(b) No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE WASHINGTON POST COMPANY (Registrant)

Date:	May 14, 2001	/s/ Donald E. Graham

Donald E. Graham, Chairman & Chief Executive Officer (Principal Executive Officer)

Date:	May 14, 2001	/s/ John B. Morse, Jr.

John B. Morse, Jr., Vice President-Finance (Principal Financial Officer)