Form 10-Q
period 2001-07-01
WASHINGTON POST CO
filed 2001-08-14
CIK 104889

FORM 10–Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly
Period Ended                      July 1, 2001        Commission File Number 1-6714

THE WASHINGTON POST COMPANY

(Exact name of registrant as specified in its charter)

Delaware	53-0182885

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1150 15th Street, N.W.	Washington, D.C.	20071

(Address of principal executive offices)		(Zip Code)

(202) 334-6000

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X      . No            .

     Shares outstanding at August 8, 2001:

Class A Common Stock	1,722,250 Shares

Class B Common Stock	7,765,811 Shares

2.

THE WASHINGTON POST COMPANY

Index to Form 10–Q

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income (Unaudited) for the Thirteen and Twenty-six Weeks Ended July 1, 2001 and July 2, 2000	3

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Thirteen and Twenty-six Weeks Ended July 1, 2001 and July 2, 2000	4

	Condensed Consolidated Balance Sheets at July 1, 2001 (Unaudited) and December 31, 2000	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Twenty-six Weeks Ended July 1, 2001 and July 2, 2000	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	12

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 6.	Exhibits and Reports on Form 8-K	25

Signatures		27

Exhibit 11

3.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

The Washington Post Company
Condensed Consolidated Statements of Income (Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	July 1,	July 2,	July 1,	July 2,
(In thousands, except per share amounts)	2001	2000	2001	2000

Operating revenues

Advertising	$312,881	$353,514	$610,856	$672,379

Circulation and subscriber	156,149	148,905	304,685	296,495

Education	119,442	68,803	240,783	140,833

Other	16,063	20,318	35,187	28,604

	604,535	591,540	1,191,511	1,138,311

Operating costs and expenses

Operating	340,740	316,252	684,733	612,297

Selling, general and administrative	151,409	138,704	299,323	274,126

Depreciation of property, plant and equipment	35,867	28,638	70,499	57,024

Amortization of goodwill and other intangibles	19,926	14,755	37,118	29,493

	547,942	498,349	1,091,673	972,940

Income from operations	56,593	93,191	99,838	165,371

Other income (expense)

Equity in losses of affiliates	(6,641)	(9,471)	(19,102)	(20,775)

Interest income	1,047	275	1,371	498

Interest expense	(13,240)	(12,573)	(27,864)	(25,140)

Other, net	(10,717)	1,556	298,053	(5,408)

Income before income taxes	27,042	72,978	352,296	114,546

Provision for income taxes	12,550	31,800	138,750	49,300

Net income	14,492	41,178	213,546	65,246

Redeemable preferred stock dividends	(263)	(263)	(789)	(763)

Net income available for common shares	$14,229	$40,915	$212,757	$64,483

Basic earnings per common share	$1.50	$4.33	$22.44	$6.83

Diluted earnings per common share	$1.50	$4.33	$22.39	$6.82

Dividends declared per common share	$1.40	$1.35	$4.20	$4.05

Basic average number of common shares outstanding	9,485	9,443	9,482	9,441

Diluted average number of common shares outstanding	9,502	9,458	9,500	9,458

4.

The Washington Post Company
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	July 1,	July 2,	July 1,	July 2,
(In thousands)	2001	2000	2001	2000

Net income	$14,492	$41,178	$213,546	$65,246

Other comprehensive income (loss)

Foreign currency translation adjustment	893	(737)	(3,376)	(1,179)

Change in unrealized gain on available-for-sale securities	16,767	(24,669)	1,372	(28,420)

Less: reclassification adjustment for realized gains and losses included in net income	394	(16)	3,214	(197)

	18,054	(25,422)	1,210	(29,796)

Income tax (expense) benefit related to other comprehensive income (loss)	(6,686)	9,736	(1,846)	11,193

	11,368	(15,686)	(636)	(18,603)

Comprehensive income	$25,860	$25,492	$212,910	$46,643

5.

The Washington Post Company
Condensed Consolidated Balance Sheets

(In thousands)	July 1,
	2001	December 31,
	(unaudited)	2000

Assets

Current assets

Cash and cash equivalents	$50,608	$20,345

Investments in marketable equity securities	16,813	10,948

Accounts receivable, net	304,702	306,016

Federal and state income taxes receivable	–	12,370

Inventories	24,289	15,178

Other current assets	42,258	40,210

	438,670	405,067

Property, plant and equipment

Buildings	264,502	263,311

Machinery, equipment and fixtures	1,358,163	1,217,282

Leasehold improvements	76,649	70,706

	1,699,314	1,551,299

Less accumulated depreciation	(734,850)	(736,781)

	964,464	814,518

Land	37,501	38,000

Construction in progress	66,641	74,543

	1,068,606	927,061

Investments in marketable equity securities	205,444	210,189

Investments in affiliates	121,337	131,629

Goodwill and other intangibles, less accumulated amortization	1,243,465	1,007,720

Prepaid pension cost	418,292	374,084

Deferred charges and other assets	140,081	144,993

	$3,635,895	$3,200,743

Liabilities and Shareholders’ Equity

Current liabilities

Accounts payable and accrued liabilities	$282,618	$273,076

Deferred subscription revenue	84,936	85,721

Dividends declared	13,540	—

Federal and state income taxes payable	6,774	—

Short-term borrowings	50,000	50,000

	437,868	408,797

Postretirement benefits other than pensions	128,977	128,764

Other liabilities	214,366	178,029

Deferred income taxes	196,471	117,731

Long-term debt	979,251	873,267

	1,956,933	1,706,588

Redeemable preferred stock	13,148	13,148

Common shareholders’ equity

Common stock	20,000	20,000

Capital in excess of par value	137,246	128,159

Retained earnings	3,027,057	2,854,122

Accumulated other comprehensive income (losses) Cumulative foreign currency translation adjustment	(9,950)	(6,574)

Unrealized gain on available-for-sale securities	16,242	13,502

Cost of Class B common stock held in treasury	(1,524,781)	(1,528,202)

	1,665,814	1,481,007

	$3,635,895	$3,200,743

6.

The Washington Post Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Twenty-six Weeks Ended

	July 1,	July 2,
(In thousands)	2001	2000

Cash flows from operating activities:

Net income	$213,546	$65,246

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation of property, plant and equipment	70,499	57,024

Amortization of goodwill and other intangibles	37,118	29,493

Net pension benefit	(40,600)	(30,000)

Gain from sale or exchange of certain businesses	(321,091)	—

Loss (gain) on disposition of marketable equity securities	344	(4,299)

Cost method investment and marketable equity security write-downs	17,300	12,600

Provision for deferred income taxes	76,965	22,684

Equity in losses of affiliates, net of distributions	19,102	20,775

Change in assets and liabilities:

Decrease (increase) in accounts receivable, net	3,429	(22,713)

Increase in inventories	(8,637)	(12,578)

Increase in accounts payable and accrued liabilities	8,809	500

Decrease in income taxes receivable	12,370	22,780

Increase income taxes payable	6,248	—

Increase in other assets and other liabilities, net	35,927	1,289

Other	(894)	(3,557)

Net cash provided by operating activities	130,435	159,244

Cash flows from investing activities:

Purchases of property, plant and equipment	(119,922)	(64,602)

Investments in certain businesses	(104,356)	(16,685)

Net proceeds from sale of business	61,921	—

Proceeds from sale of marketable securities	124	5,609

Other investments	(19,839)	(26,416)

Other	311	5,017

Net cash used in investing activities	(181,761)	(97,077)

Cash flows from financing activities:

Net issuance (repayment) of commercial paper	106,114	(87,576)

Dividends paid	(27,070)	(25,988)

Common shares repurchased	(445)	(219)

Proceeds from exercise of stock options	2,990	2,657

Net cash provided by (used in) financing activities	81,589	(111,126)

Net increase (decrease) in cash and cash equivalents	30,263	(48,959)

Beginning cash and cash equivalents	20,345	75,479

Ending cash and cash equivalents	$50,608	$26,520

7.

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

Note 1: Acquisitions, Exchanges and Dispositions

     During the first six months of 2001, the company spent approximately $104.4 million on business acquisitions and exchanges, which principally included the purchase of Southern Maryland Newspapers, a division of Chesapeake Publishing Corporation, and amounts paid as part of a cable system exchange with AT&T Broadband.

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

     The company also acquired a provider of CFA exam preparation services and a company which provides pre-certification training for real estate, insurance and securities professionals during the first six months of 2001.

     The gain resulting from the cable system sale and exchange transactions, which is included in “Other, net” in the Condensed Consolidated Statements of Income, increased net income by $196.5 million, or $20.70 per share. For income tax purposes, a substantial component of the cable system sale and exchange transactions qualify as like-kind exchanges and therefore, a large portion of these transactions do not result in a current tax liability.

     During the first six months of 2000, the company acquired various businesses for approximately $16.7 million, including a cable system serving approximately 4,000 subscribers in South Sioux City, Nebraska.

     There were no significant business dispositions or exchanges during the first six months of 2000.

Note 2: Investments in Marketable Securities

     Investments in marketable equity securities at July 1, 2001 and December 31, 2000 consist of the following (in thousands):

	July 1,	December 31,
	2001	2000

Total cost	$195,691	$199,159

Gross unrealized gains	26,566	21,978

Total fair value	$222,257	$221,137

     During the second quarter of 2001, proceeds from sales of marketable equity securities were $0.1 million. Gross realized losses on such sales were $0.3 million.

8.

     During the second quarter 2000, proceeds from sales of marketable equity securities were $5.6 million. Gross realized gains on such sales were $4.3 million. Gross realized gains upon the sale of marketable equity securities are included in “Other, net” in the Condensed Consolidated Statements of Income.

     There were no purchases or sales of marketable equity securities during the first quarter of 2001 or 2000.

     At July 1, 2001 and December 31, 2000, the carrying value of the Company’s cost method investments was $42.0 million and $48.6 million, respectively. During the second quarter and first six months of 2001, the Company invested $7.7 million in companies constituting cost method investments; during the second quarter and first six months of 2000, the Company invested $8.2 million and $26.4 million in such companies. The Company recorded charges of $5.5 million and $14.3 million during the second quarter and first six months of 2001, respectively, to write-down certain of its cost method investments to estimated fair value; for the same periods of 2000, the Company recorded charges of $5.2 million and $12.6 million, respectively.

Note 3: Borrowings

     At July 1, 2001, the Company had $1,029.3 million in total debt outstanding, which was comprised of $631.3 million of commercial paper borrowings and $398.0 million of 5.5 percent unsecured notes due February 15, 2009. At July 1, 2001, the Company has classified $581.3 million of its commercial paper borrowings as long-term debt in the Condensed Consolidated Balance Sheet as the Company has the ability and intent to finance such borrowings on a long-term basis.

     During the second quarter and first six months of 2001, the Company had average borrowings outstanding of approximately $990.1 million and $968.6 million, respectively, at average annual interest rates of approximately 5.1 percent and 5.4 percent, respectively. During the second quarter and first six months of 2000, the Company had average borrowings outstanding of approximately $797.7 million and $816.8 million, respectively, at average annual interest rates of approximately 6.1 percent and 5.9 percent, respectively.

     During the second quarter and first six months of 2001, the Company incurred interest expense on borrowings of $12.5 million and $26.3 million, respectively; for the same periods of 2000, the Company incurred interest expense on borrowings of $12.1 million and $24.2 million, respectively.

9.

Note 4: Business Segments.

     The following table summarizes financial information related to each of the company’s business segments. The 2001 and 2000 asset information is as of July 1, 2001 and December 31, 2000, respectively.

Second Quarter Period
(in thousands)

	Newspaper	Television	Magazine	Cable		Corporate
	Publishing	Broadcasting	Publishing	Television	Education	Office	Consolidated

2001
Operating revenues	$212,824	$83,653	$92,169	$96,452	$119,437	$—	$604,535

Income (loss) from operations	$23,130	$37,811	$8,540	$5,325	$(11,507)	$(6,706)	$56,593

Equity in losses of affiliates							(6,641)

Interest expense, net							(12,193)

Other expense, net							(10,717)

Income before income taxes							$27,042

Depreciation expense	$10,026	$2,931	$1,217	$16,886	$4,807	$—	$35,867

Amortization expense	$686	$3,534	$1,667	$10,238	$3,801	$—	$19,926

Pension credit (expense)	$7,123	$1,663	$11,416	$(153)	$(171)	$—	$19,878

Identifiable assets	$722,233	$427,628	$473,904	$1,114,732	$494,549	$59,255	$3,292,301

Investments in marketable equity securities							$222,257

Investments in affiliates							$121,337

Total assets							$3,635,895

	Newspaper	Television	Magazine	Cable		Corporate
	Publishing	Broadcasting	Publishing	Television	Education	Office	Consolidated

2000
Operating revenues	$228,158	$89,419	$115,624	$89,536	$68,803	$—	$591,540

Income (loss) from operations	$37,211	$42,769	$20,751	$16,084	$(16,355)	$(7,269)	$93,191

Equity in losses of affiliates							(9,471)

Interest expense, net							(12,298)

Other expense, net							1,556

Income before income taxes							$72,978

Depreciation expense	$9,452	$3,230	$1,288	$11,822	$2,846	$—	$28,638

Amortization expense	$388	$3,534	$1,697	$7,388	$1,748	$—	$14,755

Pension credit (expense)	$4,549	$1,346	$9,024	$(170)	$(172)	$—	$14,577

Identifiable assets	$684,908	$430,444	$452,453	$757,083	$482,014	$41,075	$2,847,977

Investments in marketable equity securities							221,137

Investments in affiliates							131,629

Total assets							$3,200,743

10.

Six Month Period
(in thousands)

	Newspaper	Television	Magazine	Cable		Corporate
	Publishing	Broadcasting	Publishing	Television	Education	Office	Consolidated

2001
Operating revenues	$431,018	$157,854	$176,065	$185,629	$240,945	$—	$1,191,511

Income (loss) from operations	$49,406	$66,359	$6,020	$13,081	$(21,754)	$(13,274)	$99,838

Equity in losses of affiliates							(19,102)

Interest expense, net							(26,493)

Other income, net							298,053

Income before income taxes							$352,296

Depreciation expense	$19,527	$5,858	$2,437	$33,145	$9,532	$—	$70,499

Amortization expense	$1,195	$7,067	$3,334	$17,939	$7,583	$—	$37,118

Pension credit (expense)	$14,246	$3,326	$22,832	$(306)	$(342)	$—	$39,756

	Newspaper	Television	Magazine	Cable		Corporate
	Publishing	Broadcasting	Publishing	Television	Education	Office	Consolidated

2000
Operating revenues	$452,814	$168,160	$200,314	$176,190	$140,833	$—	$1,138,311

Income (loss) from operations	$73,462	$75,145	$23,435	$30,729	$(25,982)	$(11,418)	$165,371

Equity in losses of affiliates							(20,775)

Interest expense, net							(24,642)

Other expense, net							(5,408)

Income before income taxes							$114,546

Depreciation expense	$19,056	$6,341	$2,577	$23,580	$5,470	$—	$57,024

Amortization expense	$781	$7,067	$3,394	$14,802	$3,449	$—	$29,493

Pension credit (expense)	$9,098	$2,691	$18,048	$(340)	$(344)	$—	$29,153

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

     Cable television operations consist of cable systems offering basic cable and pay television services to approximately 758,000 subscribers in midwestern, western, and southern states.

     Educational products and services are provided through the company’s wholly-owned subsidiary Kaplan, Inc. Kaplan’s five major lines of businesses include Test Preparation and Admissions, providing test preparation services for college and graduate school entrance exams; Quest Education Corporation, a provider of post-secondary education offering Bachelor’s degrees, Associate’s degrees and diploma programs primarily in the fields of healthcare, business and information technology; Kaplan Professional, providing education and career services to business people and

11.

other professionals; SCORE!, offering multi-media learning and private tutoring to children and educational resources to parents; and The Kaplan Colleges, Kaplan’s distance learning business, including kaplancollege.com.

     Corporate office includes the expenses of the company’s corporate office.

Note 5: New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” The significant provisions of these statements and implications to the company are as follows:

SFAS No. 141 — “Business Combinations” supersedes Accounting Principles Board Opinion (APB) No. 16 and provides, among other provisions, that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. The company adopted SFAS No. 141 effective June 30, 2001 and does not believe application of its requirements to prospective acquisitions will result in a significant change to how the company has historically accounted for its acquisitions.

SFAS No. 142 — “Goodwill and Other Intangible Assets” supersedes APB 17 and provides, among other provisions, that (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The company will adopt SFAS No. 142 effective December 31, 2001 and presently estimates the application of its requirements will result in the cessation of most of the periodic charges presently being recorded from the amortization of goodwill and other intangible assets.

12.

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

Second Quarter Comparisons

     Net income for the second quarter of 2001 was $14.5 million ($1.50 per share), a decrease of $26.7 million, or 65 percent, from net income of $41.2 million ($4.33 per share) in the second quarter of last year.

     Revenue for the second quarter of 2001 was $604.5 million, up 2 percent from $591.5 million in 2000. Advertising revenue declined 11 percent compared to last year. Circulation and subscriber revenue and education revenue increased 5 percent and 74 percent, respectively. Other operating revenue declined 21 percent.

     The decline in advertising revenue is the result of continued softness in the advertising markets of the Company’s largest advertising-based businesses. Approximately 40 percent of the decline in total advertising revenue is attributable to the decline in classified recruitment advertising at The Washington Post newspaper.

     The 5 percent improvement in circulation and subscriber is mostly attributable to growth in subscriber revenue at Cable One, due to rate increases established to offset the rising cost of programming, as well as growth in basic subscribers as a result of acquisitions and cable system exchanges. Growth in subscription revenue at Newsweek, mostly as a result of an increase in the number of subscribers, also contributed to the increase in circulation and subscriber revenue.

     Approximately two-thirds of the increase in education revenue is attributable to the acquisition of Quest Educational Corporation (Quest) in August, 2000. The remaining improvement in education revenue is due mostly to revenue growth at Kaplan’s traditional test preparation, professional training and Score! businesses.

     The 21 percent decline in other operating revenue is principally due to the timing of a technology trade show conducted in March 2001 by the Company’s trade periodicals unit, Post-Newsweek Tech Media Group. This trade show was conducted during the second quarter of 2000.

13.

     Costs and expenses for the second quarter of 2001 increased 10 percent to $547.9 million from $498.3 million in 2000. A substantial portion of the increase in costs and expenses is attributable to operating expenses of Quest (acquired in August 2000), with the remaining increase due to higher depreciation and amortization expense and higher stock-based compensation expense accruals at the education division.

     The company’s expenses for the second quarter were reduced by $20.3 million of pension credits, compared to $15.0 million for the same period of 2000.

     Operating income for the second quarter decreased 39 percent to $56.6 million, from $93.2 million in 2000.

Newspaper Publishing. Newspaper publishing division revenue totaled $212.8 million for the second quarter of 2001, a decrease of 7 percent from revenue of $228.2 million in the second quarter of 2000. Division operating income for the second quarter declined 38 percent to $23.1 million, from $37.2 million in the second quarter of 2000. The decrease in operating income is due to a decline in print advertising and an increase in newsprint expense, offset in part by higher online advertising revenues and cost control initiatives employed throughout the division.

     Print advertising at The Washington Post newspaper decreased 13 percent to $142.0 million for the second quarter of 2001, from $163.9 million in 2000. The decline in print advertising revenue was primarily caused by a 40 percent decline in classified recruitment advertising, where volume declines arising from the cyclical economic downtown were only partially offset by higher rates. The economic environment surrounding most of the other advertising categories at the Post (i.e., retail, general, preprints) was also sluggish compared to the prior year. In these categories, rate increases only partially offset 5 to 15 percent volume declines, except for preprints which were essentially unchanged.

     Revenue generated by the company’s online publishing activities, primarily washingtonpost.com, totaled $8.2 million for the second quarter of 2001, an increase of 20 percent from $6.8 million for the second quarter of 2000.

Television Broadcasting. Revenue for the broadcast division declined 6 percent in the second quarter of 2001 to $83.7 million, from $89.4 million in 2000. Operating income for the second quarter of 2001 decreased 12 percent to $37.8 million, from $42.8 million in 2000.

     A general softness in advertising (particularly national advertising) was prevalent at each of the division’s stations, except

14.

for the two stations in Texas where revenue and operating income increased for the second quarter of 2001.

Magazine Publishing. Revenues for the magazine division totaled $92.2 million for the second quarter of 2001, a 20 percent decline from $115.6 million for the second quarter of 2000. Operating income totaled $8.5 million for the second quarter of 2001, a 59 percent decline from the same period of the prior year. The decline in operating income is primarily attributable to a 26 percent decrease in advertising revenue at Newsweek (due to fewer domestic and international edition advertising pages) and the timing of a technology trade show conducted in the second quarter of 2000, which was held in the first quarter of this year.

Cable Television. At the cable division, second quarter 2001 revenues of $96.5 million were 8 percent higher than 2000; division cash flow (operating income excluding depreciation and amortization expense) totaled $32.4 million for the second quarter of 2001, a decrease of 8 percent from the second quarter of 2000. The decline in cable division cash flow is mostly due to higher programming expense, costs associated with the launch of digital services, and comparatively lower cash flow margin subscribers acquired in the recently completed cable system exchange.

     Cable division operating income decreased 67 percent for the second quarter of 2001. The decline in operating income in due mostly to increased depreciation and amortization expense (which increased by $7.9 million over the second quarter of 2000), higher programming expense, and costs associated with the launch of digital cable services.

     The increase in depreciation expense is due to capital spending which is enabling the cable division to offer digital cable services to its subscribers. The cable division began its rollout plan for these services in the third quarter of 2000. At June 30, 2001, the cable division had approximately 133,000 digital cable subscribers, representing a 20 percent penetration of the subscriber base in the markets where digital services are offered. Digital services are currently offered in markets serving 87 percent of the cable division’s subscriber base. The rollout plan for the new digital cable services includes an offer for the cable division’s customers to obtain these services free for one year. Accordingly, management does not believe the cable division will materially benefit from these new services until 2002 and thereafter.

     At June 30, 2001, the cable division had 758,000 basic subscribers, compared to 738,000 at the end of June 2000. The increase in basic subscribers is largely attributable to a net gain in subscribers arising from the recently completed cable system exchange and sale transactions.

15.

Education and Career Services. Excluding Quest Education Corporation (acquired in August 2000), education division revenue increased 24 percent to $85.0 million in the second quarter of 2001; the operating loss for the quarter improved 28 percent to $11.7 million. A summary of operating results for the second quarter of 2001 compared to 2000 is as follows (in thousands):

	Second Quarter

			% Better
	2001	2000	(worse)

Revenue
Test prep and professional training	$67,825	$56,272	+21

Quest post-secondary education	34,453	—	n/a

New business development activities	17,159	12,531	+37

	$119,437	$68,803	+74

Operating income (loss)
Test prep and professional training	$8,523	$4,362	+95

Quest post-secondary education	2,143	—	n/a

New business development activities	(4,472)	(15,118)	+70

Kaplan corporate overhead	(6,337)	(2,351)	(170)

Other*	(11,364)	(3,248)	(250)

	$(11,507)	$(16,355)	+30

*	Other includes charges accrued for stock-based incentive compensation and amortization of goodwill and other intangibles.

     The improvement in test preparation and professional training results for the second quarter is due mostly to higher enrollments, and to a lesser extent higher rates, at Kaplan’s traditional test preparation business (particularly the GMAT, LSAT and USMLE prep courses).

     New business development activities represent the results of Score! and The Kaplan Colleges (various distance learning businesses). The increase in new business development revenue is attributable mostly to new learning centers opened by Score!, which operated 145 centers at the end of the second quarter of 2001 versus 106 at the end of the same period in the prior year.

     Corporate overhead represents unallocated expenses of Kaplan, Inc.’s corporate office, including expenses associated with the design and development of educational software that, if successfully completed, will benefit all of Kaplan’s business units. The increase in this expense category in 2001 is principally due to increased spending for these internal software development initiatives.

16.

     Other expense is comprised of accrued charges for stock-based incentive compensation arising from a stock option plan established for certain members of Kaplan’s management and amortization of goodwill and intangibles. Under the stock-based incentive plan, the amount of compensation expense varies directly with the estimated fair value of Kaplan’s common stock and the number of options outstanding. The increase in other expense for the second quarter is mostly attributable to an increase in stock-based incentive compensation, which was primarily due to an increase in Kaplan’s estimated value.

Equity in Earnings and Losses of Affiliates. The company’s equity in losses of affiliates for the second quarter of 2001 was $6.6 million, compared to losses of $9.5 million in the second quarter of 2000. The company’s affiliate investments consist of a 42 percent interest in BrassRing, Inc., a 50 percent interest in the International Herald Tribune, and a 49 percent interest in Bowater Mersey Paper Company Limited. The improvement in 2001 affiliate results is primarily attributable to higher earnings of Bowater.

     BrassRing accounted for approximately $8.3 million of the 2001 second quarter equity losses, compared to $9.3 million in equity losses for the same period of 2000. Similar to the classified recruitment component of the Newspaper division, BrassRing’s career services businesses are experiencing a cyclical downturn in 2001 compared to 2000.

Non-Operating Items. The company recorded other non-operating expense, net, of $10.7 million for the second quarter of 2001, compared to income, net, of $1.6 million in the second quarter of 2000. The 2001 non-operating expense was comprised mostly of charges recorded to write-down certain e-commerce focused cost method investments and a parcel of non-operating land to their estimated fair value.

Net Interest Expense. The Company incurred net interest expense of $12.2 million for the second quarter, compared to $12.3 million for the same period of 2000. At July 1, 2001, the Company had $1,029.3 million in borrowings outstanding at an average interest rate of 4.5 percent.

Income taxes. The effective tax rate during the second quarter of 2001 was 46.4 percent, compared to 43.6 percent in 2000. The increase in the effective tax rate is principally due to the decline in pretax income.

17.

Earnings Per Share. The calculation of diluted earnings per share for the second quarter of 2001 was based on 9,502,000 weighted average shares outstanding, compared to 9,458,000 for the second quarter of 2000. The company made no significant repurchases of its stock during the second quarter of 2001.

Six Month Comparisons

     For the first six months of 2001, net income totaled $213.5 million ($22.39 per share) compared with net income of $65.2 million ($6.82 per share) for the same period of 2000. Excluding one-time transactions from the first six months of 2001, principally gains from the sale and exchange of certain cable systems, net income for the first six months totaled $28.8 million, or $2.95 per share. Consistent with the company’s results for the second quarter of 2001, the decrease in the company’s six-month earnings is primarily attributable to the decline in advertising revenues, increased newsprint, depreciation and goodwill amortization expenses, and higher stock-based compensation expense at the education division. These factors were offset in part by operating income contributed by Quest Education, higher profits from Kaplan’s test preparation and professional training businesses, and an increased pension credit.

     Revenue for the first half of 2001 was $1,191.5 million, up 5 percent over revenue of $1,138.3 million for the first half of 2000. Advertising revenues declined 9 percent from the prior year and circulation and subscriber revenue increased 3 percent. Education revenues increased 71 percent and other operating revenues increased 23 percent, as compared to the first half of 2000. The decrease in advertising revenue is mostly attributable to a soft advertising environment at most of the company’s advertising-based businesses. The improvement in circulation and subscriber revenues is attributable an improvement in Cable One subscriber revenues, mainly due to rate increases and subscribers acquired in recently completed system exchange transactions. The increase in education revenues arose from acquisitions completed after June 2000 (principally Quest), and to a lesser extent, growth in the test preparation and Score! businesses.

     Costs and expenses for the first six months of 2001 increased 12 percent to $1,091.7 million from $972.9 million in 2000. The increase in costs and expenses is the result of higher newsprint, depreciation and amortization expenses, and an increase in stock-based compensation at the education division, offset in part by a increased pension credits and cost control initiatives employed throughout the company.

     The company’s expenses for the first six months of 2001 were reduced by $40.6 million of pension credits, compared to $30.0 million during the first six months of 2000.

18.

     Operating income declined 40 percent to $99.8 million, from $165.4 million in 2000.

Newspaper Publishing. Newspaper division revenues of $431.0 million in the first half of 2001 were down 5 percent from the comparable period of 2000; division operating income for the first half of 2001 totaled $49.4 million, a 33 percent decrease from the prior year. The decrease in operating income for the first six months is due to a decline in print advertising and an increase in newsprint expense, offset in part by higher on-line advertising revenues and cost control initiatives employed throughout the division.

     Print advertising revenue at The Washington Post newspaper decreased 10 percent for the first six months of 2001, with much of this decline due to a 32 percent cyclical economic downturn in recruitment classified advertising.

     For the first half of 2001, daily and Sunday circulation at The Post declined 2 percent and 1 percent, respectively, compared to the same period of the prior year. For the six months ended July 1, 2001, average daily circulation at the Post totaled 760,420 and average Sunday circulation totaled 1,068,196.

     Compared to the same period in the prior year, online advertising revenues for the first half of 2001 increased approximately 26 percent to $15.4 million.

Television Broadcasting. Revenue for the broadcast division totaled $157.9 million, 6 percent less than revenues for the first half of 2000; division operating income through the first half of 2001 totaled $66.4 million, a decline of 12 percent compared to the same period in 2000. The overall decrease in broadcast division operating results is due to general softness in advertising.

Magazine Publishing. Magazine division revenue totaled $176.1 million for the first six half of 2001, a decrease of 12 percent from 2000. Magazine division operating income for the first half of 2001 totaled $6.0 million, a 74 percent decrease from 2000.

     Softness in domestic and international advertising pages at Newsweek, offset in part by higher pension credit and reduced operating expenses, accounted for most of the 74 percent decline in the operating results for the first half of 2001.

Cable Television. Cable division revenue of $185.6 million increased 5 percent in the first half of 2001. Division cash flow (operating income excluding depreciation and amortization expense) of $64.2 million represents a 7 percent decline from 2000, with higher programming expense, costs associated with the launch of digital cable services, and comparatively lower cash flow margin subscribers

19.

acquired in the recently completed cable system exchange accounting for the decline.

     Cable division operating income decreased 57 percent for the first six half of 2001 compared to the same period of 2000. The decrease in operating income is mostly due to higher depreciation and amortization expense, which increased by $12.7 million for the first six months of 2001. Higher programming expense and costs associated with the launch of digital services also contributed to the decline in operating income.

Education and Career Services. Excluding Quest Education (acquired in August 2000), the education division’s six-month revenue for 2001 grew 20 percent to $168.6 million and operating losses were reduced 2 percent to $25.5 million. A summary of operating results for the first half of 2001 compared to 2000 is as follows (in thousands):

	YTD

			% Better
	2001	2000	(worse)

Revenue
Test prep and professional training	$135,973	$117,243	+16

Quest post-secondary education	72,303	—	n/a

New business development activities	32,669	23,590	+38

	$240,945	$140,833	+71

Operating income (loss)
Test prep and professional training	$18,580	$9,413	+97

Quest post-secondary education	7,572	—	n/a

New business development activities	(15,450)	(24,447)	+37

Kaplan corporate overhead	(8,910)	(4,499)	(98)

Other*	(23,546)	(6,449)	(265)

	$(21,754)	$(25,982)	+16

*	Other includes charges accrued for stock-based incentive compensation and amortization of goodwill and other intangibles.

     The improvement in test preparation and professional training results for the first half of 2001 is due mostly to higher enrollments in the test preparation business and higher rates, and higher revenues and profits from Kaplan’s CFA and real estate exam preparation services.

     The increase in new business development revenue is due mostly to Score!, which operated more centers during the 2001 period. The decline in new business development operating losses is due to improved operating performance of Score! and significantly reduced spending for eScore.com.

20.

     Growth in Kaplan’s corporate overhead is mostly due to increased spending for educational software being internally developed for the potential benefit of most of Kaplan’s operating units. The increase in other expense is due to higher stock-based compensation accruals, with the increase in such accruals largely due to an increase in Kaplan’s estimated value.

Equity in Losses of Affiliates. For the first six months of 2001, the company’s equity in losses of affiliates totaled $19.1 million, compared to losses of $20.8 million for the same period in 2000. The improvement in 2001 affiliate results is primarily attributable to higher earnings of Bowater, offset in part by increased losses at BrassRing.

     BrassRing accounted for approximately $22.4 million of the 2001 equity losses, compared to $18.3 million in equity losses for the same period of 2000. Similar to the classified recruitment advertising component of the Newspaper division, BrassRing’s career services businesses are experiencing a cyclical downturn in 2001 compared to 2000.

Non-Operating Items. The company recorded other non-operating income, net, of $298.1 million for the first six months of 2001, compared to non-operating expense, net, of $5.4 million for the same period of 2000. The 2001 non-operating income is comprised mostly of gains arising from the sale and exchange of certain cable systems completed in January and March 2001. Slightly offsetting these gains were charges recorded to write-down certain e-commerce focused cost method investments and a parcel of non-operating land to their estimated fair value.

Income Taxes. The effective tax rate during the first six months of 2001 was 39.4 percent compared to 43.0 percent in 2000. Excluding the effect of the cable gain transactions, the Company’s effective tax rate approximated 45.8 percent for the first six months of 2001, with the increase in the rate due mostly to the decline in pretax income.

Earnings Per Share. The calculation of diluted earnings per share for the first six months of 2001 was based on 9,500,000 weighted average shares outstanding, compared to 9,458,000 for the first six months of 2000. The company made no significant repurchases of its stock during the first six months of 2001.

Financial Condition: Capital Resources and Liquidity

Acquisitions. During the first six months of 2001, the company spent approximately $104.4 million on business acquisitions and exchanges, which principally included the purchase of Southern Maryland

21.

Newspapers, a division of Chesapeake Publishing Corporation, and amounts paid as part of a cable system exchange with AT&T Broadband. The Company also acquired a provider of CFA exam preparation services and a company which provides pre-certification training for real estate, insurance and securities professionals.

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

     For income tax purposes, a substantial component of the cable system sale and exchange transactions qualify as like-kind exchanges and therefore, a large portion of these transactions do not result in a current tax liability.

Capital Expenditures. During the first six months of 2001, the company’s capital expenditures totaled approximately $119.9 million, the most significant portion of which related to plant upgrades at the company’s cable subsidiary. The company anticipates it will spend approximately $240 million throughout 2001 for property and equipment. Approximately 60 percent of this spending is earmarked for the cable division in connection with the rollout of new digital and cable modem services. If the rate of customer acceptance for these new services is slower than anticipated, then the Company will consider slowing its capital expenditures in this area to a level consistent with demand.

Liquidity. Throughout the first half of 2001 the Company’s borrowings, net of repayments, increased by $106.0 million, with the net increase primarily due to amounts spent for acquisitions and capital improvements.

     At July 1, 2001, the Company had $1,029.3 million in total debt outstanding, which was comprised of $631.3 million of commercial paper borrowings and $398.0 million of 5.5 percent unsecured notes due February 15, 2009. The Company has classified $581.3 million of its commercial paper borrowings as long-term debt in it Condensed Consolidated Balance Sheets as the Company has the ability and intent to finance such borrowings on a long-term basis.

22.

     During the first half of 2001, the company had average borrowings outstanding of approximately $968.6 million at an average annual interest rate of 5.4 percent.

     The company expects to fund its estimated capital needs primarily through internally generated funds, and to a lesser extent, commercial paper borrowings. In management’s opinion, the company will have ample liquidity to meet its various cash needs throughout 2001.

23.

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

24.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     At the Company’s May 10, 2001, Annual Meeting of Stockholders, the stockholders elected each of the nominees to its Board of Directors named in the Company’s proxy statement dated March 30, 2001. The voting results are set forth below:

Class A Directors

	Votes	Votes	Broker
Nominee	For	Withheld	Non-Votes

Warren E. Buffett	1,722,250	-0-	-0-

Barry Diller	1,722,250	-0-	-0-

George J. Gillespie III	1,722,250	-0-	-0-

Donald E. Graham	1,722,250	-0-	-0-

Katharine Graham	1,722,250	-0-	-0-

Richard D. Simmons	1,722,250	-0-	-0-

George W. Wilson	1,722,250	-0-	-0-

Class B Directors

	Votes	Votes	Broker
Nominee	For	Withheld	Non-Votes

Daniel B. Burke	6,011,851	64,325	-0-

Ralph E. Gomory	6,009,096	67,080	-0-

Donald R. Keough	6,007,809	68,367	-0-

25.

Item 6. Exhibits and Reports on Form 8-K.

(a)	The following documents are filed as exhibits to this report:

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company as amended through May 12, 1998, and the Certificate of Designation for the Company’s Series A Preferred Stock filed January 22, 1996 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

3.2	By-Laws of the Company as amended through September 9, 1993 (incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1993).

4.1	Credit Agreement dated as of March 17, 1998 among the Company, Citibank, N.A., Wachovia Bank of Georgia, N.A., and the other Lenders named therein (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997).

4.2	Form of the Company’s 5.50% Notes due February 15, 2009, issued under the Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporate by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.3	Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.4	364-Day Credit Agreement dated as of September 20, 2000, among the Company, Citibank, N.A., Suntrust Bank and the Chase Manhattan Bank (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2000).

10.1	The Washington Post Company Stock Option Plan as amended and restated effective March 12, 1998 (corrected copy)(incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2001).

26.

11	Calculation of Earnings per Share of Common Stock.

(b)	No reports of Form 8-K were filed during the period covered by this report.

27.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY (Registrant)

Date:	August 8, 2001	/s/ Donald E. Graham Donald E. Graham, Chairman & Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2001	/s/ John B. Morse, Jr. John B. Morse, Jr., Vice President–Finance (Principal Financial Officer)