Form 10-Q
period 2001-09-30
WASHINGTON POST CO
filed 2001-11-13
CIK 104889

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001

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
Yes   X    .   No         .

Shares outstanding at November 8, 2001:

Class A Common Stock	1,722,250 Shares

Class B Common Stock	7,769,021 Shares

2.

THE WASHINGTON POST COMPANY
Form 10-Q

 INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

a.	Condensed Consolidated Statements of Income (Unaudited) for the Thirteen Weeks Ended September 30, 2001 and October 1, 2000	3

b.	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Thirteen Weeks Ended September 30, 2001 and October 1, 2000	4

c.	Condensed Consolidated Balance Sheets at September 30, 2001 (Unaudited) and December 31, 2000	5

d.	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Thirteen Weeks Ended September 30, 2001 and October 1, 2000	6

e.	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition		12

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K		23

Signatures		24

Exhibit 11

3.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

The Washington Post Company
Condensed Consolidated Statements of Income (Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 30,	October 1,	September 30,	October 1,
(In thousands, except per share amounts)	2001	2000	2001	2000

Operating revenues
Advertising	$277,425	$338,428	$ 888,281	$1,010,807
Circulation and subscriber	177,925	151,144	482,609	447,639
Education	127,159	99,428	368,103	240,261
Other	13,007	13,452	48,034	42,057

	595,516	602,452	1,787,027	1,740,764
Operating costs and expenses
Operating	348,776	340,733	1,033,509	953,031
Selling, general and administrative	144,954	131,206	444,278	405,332
Depreciation of property, plant
and equipment	34,765	30,019	105,264	87,043
Amortization of goodwill and
other Intangibles	20,068	15,937	57,185	45,430
	548,563	517,895	1,640,236	1,490,836

Income from operations	46,953	84,557	146,791	249,928

Other income (expense)
Equity in losses of affiliates, net	(5,535)	(8,890)	(24,636)	(29,666)
Interest income	226	228	1,597	726
Interest expense	(11,861)	(14,617)	(39,726)	(39,757)
Other, net	(25,365)	238	272,688	(5,169)

Income before income taxes	4,418	61,516	356,714	176,062

Provision for income taxes	2,850	28,000	141,600	77,300

Net income	1,568	33,516	215,114	98,762

Redeemable preferred stock dividends	(263)	(263)	(1,052)	(1,026)

Net income available for common shares	$1,305	$ 33,253	$ 214,062	$ 97,736

Basic earnings per common share	$ 0.14	$ 3.52	$22.57	$ 10.35

Diluted earnings per common share	$ 0.14	$ 3.51	$ 22.53	$ 10.33

Dividends declared per common share	$ 1.40	$ 1.35	$ 5.60	$ 5.40

Basic average number of common shares outstanding	9,489	9,448	9,484	9,443

Diluted average number of common shares outstanding	9,502	9,463	9,500	9,459

4.

The Washington Post Company
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 30,	October 1,	September 30,	October 1,
(In thousands)	2001	2000	2001	2000

Net income	$ 1,568	$ 33,516	$215,114	$ 98,762

Other comprehensive income (loss)
Foreign currency translation adjustment	(423)	(2,266)	(3,799)	(3,445)
Change in unrealized gain on
available-for-sale securities	(3,439)	30,296	(2,067)	1,876
Less: reclassification adjustment
for realized gains included in
net income	24	-	3,238	(197)
	(3,838)	28,030	(2,628)	(1,766)

Income tax benefit (expense) related
to other comprehensive loss	1,333	(11,757)	(513)	(564)
	(2,505)	16,273	(3,141)	(2,330)

Comprehensive income	$ (937)	$ 49,789	$211,973	$ 96,432

5.

The Washington Post Company
Condensed Consolidated Balance Sheets

September 30, 2001 (unaudited)
December 31,
(In thousands)		2000
Assets

Current assets
Cash and cash equivalents	$23,848	$20,345
Investments in marketable equity securities	11,491	10,948
Accounts receivable, net	306,923	306,016
Federal and state income taxes receivable	-	12,370
Inventories	24,259	15,178
Other current assets	41,376	40,210
	407,897	405,067

Property, plant and equipment
Buildings	264,642	263,311
Machinery, equipment and fixtures	1,391,652	1,217,282
Leasehold improvements	77,856	70,706
	1,734,150	1,551,299
Less accumulated depreciation	(769,273)	(736,781)
	964,877	814,518
Land	38,301	38,000
Construction in progress	77,472	74,543
	1,080,650	927,061

Investments in marketable equity securities	207,319	210,189
Investments in affiliates	103,305	131,629
Goodwill and other intangibles,
less accumulated amortization	1,227,085	1,007,720
Prepaid pension cost	439,570	374,084
Deferred charges and other assets	126,207	144,993
	$3,592,033	$3,200,743

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$ 304,116	$ 273,076
Income taxes payable	3,003	—
Deferred subscription revenue	81,552	85,721
Dividends declared	13,540	—
Short-term borrowings	50,000	50,000
	452,211	408,797

Post retirement benefits other than pensions	128,706	128,764
Other liabilities	221,907	178,029
Deferred income taxes	202,381	117,731
Long-term debt	921,108	873,267
	1,926,313	1,706,588

Redeemable preferred stock	13,132	13,148

Common shareholders' equity
Common stock	20,000	20,000
Capital in excess of par value	137,755	128,159
Retained earnings	3,015,079	2,854,122
Accumulated other comprehensive income (losses)
Cumulative foreign currency translation
adjustment	(10,373)	(6,574)
Unrealized gain on available-for-sale
securities	14,160	13,502
Cost of Class B common stock held in treasury	(1,524,033)	(1,528,202)
	1,652,588	1,481,007
	$3,592,033	$3,200,743

6.

The Washington Post Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Thirty-nine Weeks Ended

	September 30, 2001	October 1, 2000

Cash flows from operating activities:
Net income	$215,114	$98,762
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation of property, plant and equipment	105,264	87,043
Amortization of goodwill and other intangibles	57,185	45,430
Net pension benefit	(60,269)	(45,000)
Gain from sale or exchange of certain businesses	(321,091)	—
Loss/(gain) on disposition of marketable
equity securities	354	(4,900)
Investment write-downs	43,850	14,601
Provision for deferred income taxes	84,207	26,222
Equity in losses of affiliates, net of
distributions	24,636	29,666
Change in assets and liabilities:
Decrease (increase) in accounts receivable, net	1,208	(31,263)
Increase in inventories	(8,607)	(19,184)
Increase in accounts payable and
accrued liabilities	30,307	27,174
Decrease in income taxes receivable	12,370	20,037
Increase in income taxes payable	2,477	—
Decrease in other assets and other
liabilities, net	52,188	25,939
Other	(5,100)	(19,070)

Net cash provided by operating activities	234,093	255,457

Cash flows from investing activities:
Purchases of property, plant and equipment	(167,500)	(108,585)
Investments in certain businesses	(104,356)	(197,061)
Net proceeds from sale of business	61,921	1,000
Proceeds from sale of marketable securities	145	6,287
Other investments	(32,787)	—
Other	770	(14,879)

Net cash used in investing activities	(241,807)	(313,238)

Cash flows from financing activities:
Net issuance of commercial paper	48,037	47,306
Dividends paid	(40,616)	(39,006)
Common shares repurchased	(445)	(253)
Proceeds from exercise of stock options	4,241	4,014

Net cash provided by financing activities	11,217	12,061

Net increase (decrease) in cash and cash equivalents	3,503	(45,720)

Beginning cash and cash equivalents	20,345	75,479

Ending cash and cash equivalents	$ 23,848	$ 29,759

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

Note 1: Acquisitions, Exchanges and Dispositions

During the first nine months of 2001, the company spent approximately $104.4 million on business acquisitions and exchanges, which principally included the purchase of Southern Maryland Newspapers, a division of Chesapeake Publishing Corporation, and amounts paid as part of a cable system exchange with AT&T Broadband.

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

The company also acquired a provider of CFA exam preparation services and a company which provides pre-certification training for real estate, insurance and securities professionals during the first nine months of 2001.

The gain resulting from the cable system sale and exchange transactions, which is included in "Other, net" in the Condensed Consolidated Statements of Income, increased net income by $196.5 million, or $20.70 per share. For income tax purposes, a substantial component of the cable system sale and exchange transactions qualify as like-kind exchanges and therefore, a large portion of these transactions do not result in a current tax liability.

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

There were no business dispositions during the first nine months of 2000.

Note 2:  Investments in Marketable Securities.

8.

Investments in marketable equity securities at September 30, 2001 and December 31, 2000 consist of the following (in thousands):

	September 30,	December 31,
	2001	2000

Total cost	$195,661	$199,159
Gross unrealized gains	23,149	21,978
Total fair value	$218,810	$221,137

During the first nine months of 2001, proceeds from sales of marketable equity securities were $0.1 million. Gross realized losses on such sales were $0.4 million. During the first nine months of 2000, proceeds from sales of marketable equity securities were $6.3 million. Gross realized gains on such sales were $4.9 million. Gross realized gains upon the sale of marketable equity securities are included in "Other, net" in the Condensed Consolidated Statements of Income.

At September 30, 2001 and December 31, 2000, the carrying value of the Company's cost method investments was $40.9 million and $48.6 million, respectively. During the third quarter and first nine months of 2001, the Company invested $4.0 million and $11.7 million, respectively, in companies constituting cost method investments; during the third quarter and first nine months of 2000, the Company invested $6.0 million and $32.4 million in such companies. The Company recorded charges of $8.6 million and $22.8 million during the third quarter and first nine months of 2001, respectively, to write-down certain of its cost method investments to estimated fair value; for the same periods of 2000, the Company recorded charges of $2.0 million and $10.1 million, respectively.

Note 3: Borrowings

At September 30, 2001, the Company had $971.1 million in total debt outstanding, which was comprised of $573.0 million of commercial paper borrowings and $398.1 million of 5.5 percent unsecured notes due February 15, 2009. At September 30, 2001, the Company has classified $523.0 million of its commercial paper borrowings as long-term debt in the Condensed Consolidated Balance Sheet as the Company has the ability and intent to finance such borrowings on a long-term basis.

During the third quarter and first nine months of 2001, the Company had average borrowings outstanding of approximately $995.9 million and $973.4 million, respectively, at average annual interest rates of approximately 4.5 percent and 5.1 percent, respectively. During the third quarter and first nine months of 2000, the Company had average borrowings outstanding of approximately $883.2 million and $845.3 million, respectively, at average annual interest rates of approximately 6.4 percent and 6.0 percent, respectively.

During the third quarter and first nine months of 2001, the Company incurred net interest expense on borrowings of $11.6 million and $38.1 million, respectively; for the same periods of 2000, the Company incurred interest expense on borrowings of $14.4 million and $39.0 million, respectively.

Note 4: Business Segments.

The following table summarizes financial information related to each of the company's business segments. The 2001 and 2000 asset information is as of September 30, 2001 and December 31, 2000.

9.

Third Quarter Period
(in thousands)

2001	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
Operating revenues	$199,946	$ 68,191	$101,546	$ 98,674	$127,159	$ -	$ 595,516
Income (loss) from
operations	$ 11,574	$ 22,329	$ 9,430	$ 8,037	$ 760	$ (5,177)	$ 46,953
Equity in losses of
affiliates							(5,535)
Interest expense, net							(11,635)
Other expense, net							(25,365)
Income before income
taxes							$ 4,418

Depreciation expense	$ 8,911	$ 2,933	$ 1,160	$ 16,886	$ 4,875	$ -	$ 34,765
Amortization expense	$ 691	$ 3,534	$ 1,667	$ 10,229	$ 3,947	$ -	$ 20,068
Pension credit (expense)	$ 6,808	$ 1,565	$ 11,246	$ (152)	$ (170)	$ -	$ 19,297

Identifiable assets	$712,783	$410,205	$483,138	$1,109,470	$487,435	$ 66,887	$3,269,918
Investments in marketable equity
securities							218,810
Investments in
affiliates							103,305

Total assets							$3,592,033

2000	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
Operating revenues	$227,634	$ 88,857	$95,911	$ 90,622	$ 99,428	$ -	$ 602,452
Income (loss) from
operations	$ 34,994	$ 41,906	$ 4,577	$ 15,923	$ (6,668)	$ (6,175)	$ 84,557
Equity in losses of
affiliates							(8,890)
Interest expense, net							(14,389)
Other income, net							238
Income before income
taxes							$ 61,516

Depreciation expense	$ 9,683	$ 3,335	$ 1,270	$ 11,945	$ 3,786	$ -	$ 30,019
Amortization expense	$ 389	$ 3,534	$ 1,697	$ 7,401	$ 2,916	$ -	$ 15,937
Pension credit (expense)	$ 4,572	$ 1,346	$ 9,001	$ (170)	$ (172)	$ -	$ 14,577

Identifiable assets	$684,908	$430,444	$452,453	$ 757,083	$482,014	$ 41,075	$2,847,977
Investments in marketable equity
securities							221,137
Investments in
affiliates							131,629

Total assets							$3,200,743

Nine Month Period
 (in thousands)

2001	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
Operating revenues	$630,965	$ 226,046	$227,610	$ 284,303	$ 368,103	$ -	$ 1,787,027
Income (loss) from
operations	$ 60,981	$ 88,688	$ 15,450	$ 21,118	$ (20,994)	$ (18,452)	$ 146,791
Equity in losses of
affiliates							(24,636)
Interest expense, net							(38,129)
Other income, net							272,688
Income before income
taxes							$ 356,714

Depreciation expense	$ 28,438	$ 8,791	$ 3,597	$ 50,031	$ 14,407	$ -	$ 105,264
Amortization expense	$ 1,885	$ 10,601	$ 5,002	$ 28,167	$ 11,530	$ -	$ 57,185
Pension credit (expense)	$ 21,054	$ 4,891	$ 34,078	$ (458)	$ (512)	$ -	$ 59,053

10.

2000	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
Operating revenues	$680,448	$ 257,017	$296,225	$266,813	$ 240,261	$ -	$ 1,740,764
Income (loss) from
operations	$108,456	$ 117,050	$ 28,012	$ 46,652	$ (32,650)	$(17,592)	$ 249,928
Equity in losses of
affiliates							(29,666)
Interest expense, net							(39,031)
Other income, net							(5,169)
Income before
income taxes							$ 176,062

Depreciation expense	$ 28,739	$ 9,676	$ 3,847	$ 35,525	$ 9,256	$ -	$ 87,043
Amortization expense	$ 1,170	$ 10,601	$ 5,091	$ 22,204	$ 6,364	$ -	$ 45,430
Pension credit (expense)	$ 13,715	$ 4,037	$ 27,004	$ (510)	$ (516)	$ -	$ 43,730

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

Cable television operations consist of cable systems offering basic cable and pay television services to approximately 753,000 subscribers in midwestern, western, and southern states.

Educational products and services are provided through the company's wholly-owned subsidiary Kaplan, Inc. Kaplan's five major lines of businesses include Test Preparation and Admissions, providing test preparation services for college and graduate school entrance exams; Quest Education Corporation, a provider of post-secondary education offering Bachelor's degrees, Associate's degrees and diploma programs primarily in the fields of healthcare, business and information technology; Kaplan Professional, providing education and career services to business people and other professionals; SCORE!, offering multi-media learning and private tutoring to children and educational resources to parents; and The Kaplan Colleges, Kaplan's distance learning business, including kaplancollege.com.

Corporate office includes the expenses of the company's corporate office.

Note 5: New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." The significant provisions of these statements and implications to the company are as follows:

SFAS No. 141 - "Business Combinations" supersedes Accounting Principles Board Opinion (APB) No. 16 and provides, among other provisions, that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. The company adopted SFAS No. 141 effective June 30, 2001 and does not believe application of its requirements to

11.

prospective acquisitions will result in a significant change to how the company has historically accounted for its acquisitions.

SFAS No. 142 - "Goodwill and Other Intangible Assets" supersedes APB 17 and provides, among other provisions, that (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The company will adopt SFAS No. 142 effective in fiscal 2002 and presently estimates the application of its requirements will result in the cessation of most of the periodic charges presently being recorded from the amortization of goodwill and other intangible assets.

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

Third Quarter Comparisons

Net income for the third quarter of 2001 was $1.6 million ($0.14 per share), down from net income of $33.5 million ($3.51 per share) in the third quarter of last year. The company's pre-tax income for the third quarter of 2001 includes write-downs of approximately $26 million to adjust several of the company's investments to their estimated fair values. Excluding these non-operating investment write-downs, net income for the third quarter of 2001 totaled $15.1 million, or $1.56 per share.

Revenue for the third quarter of 2001 was $595.5 million, down 1 percent from $602.5 million in 2000. Advertising revenue declined 18 percent compared to last year. Circulation and subscriber revenue and education revenue increased 18 percent and 28 percent, respectively.

The decline in advertising revenue is the result of continued softness in the advertising markets of the Company's largest advertising-based businesses. This already-soft advertising environment worsened for several weeks following the events of September 11. Approximately 30 percent of the decline in total advertising revenue is attributable to the decline in classified recruitment advertising at The Washington Post newspaper.

The 18 percent improvement in circulation and subscriber revenue is mostly attributable to a significant spike in Newsweek's newsstand sales in September on regular and special editions related to the September 11 terrorist attacks. Growth in subscriber revenue at Cable One, due to rate increases established to offset the rising cost of programming, as well as growth in basic subscribers as a result of acquisitions and cable system exchanges completed in the first quarter of 2001 also contributed to the increase.

Over half of the increase in education revenue is attributable to the acquisition of Quest Educational Corporation (Quest) in August 2000. The remaining improvement in education revenue is due mostly to revenue growth at Kaplan's traditional test preparation and Score! businesses.

13.

Costs and expenses for the third quarter of 2001 increased 6 percent to $548.6 million from $517.9 million in 2000. A substantial portion of the increase in costs and expenses is attributable to operating expenses of Quest (acquired in August 2000), with the remaining increase due to higher depreciation and amortization expense and higher stock-based compensation expense accruals at the education division.

The company's expenses for the third quarter were reduced by $19.7 million of pension credits, compared to $15.0 million for the same period of 2000.

Operating income for the third quarter decreased 44 percent to $47.0 million, from $84.6 million in 2000.

Newspaper Publishing. Newspaper publishing division revenue totaled $199.9 million for the third quarter of 2001, a decrease of 12 percent from revenue of $227.6 million in the third quarter of 2000. Division operating income for the third quarter declined 67 percent to $11.6 million, from $35.0 million in the third quarter of 2000. The decrease in operating income is due to a decline in print advertising, offset in part by higher online advertising revenues and cost control initiatives employed throughout the division.

Print advertising revenue at The Washington Post newspaper decreased 20 percent to $132.9 million for the third quarter of 2001, from $165.1 million in 2000. A volume decline of 48 percent in classified recruitment advertising caused a classified recruitment advertising revenue decline of 45 percent, due to the cyclical economic downturn. The economic environment surrounding most of the other advertising categories at the Post (i.e., retail, general, preprints) was also sluggish compared to the prior year. In these categories, rate increases only partially offset volume declines ranging from 7 to 33 percent. The soft advertising climate worsened for several weeks late in the third quarter of 2001 as the company experienced further reductions in advertising revenue and volumes following the events of September 11.

Revenue generated by the company's online publishing activities, primarily washingtonpost.com, totaled $7.7 million for the third quarter of 2001, an increase of 7 percent compared to the third quarter of 2000.

Television Broadcasting. Revenue for the television broadcasting division declined 23 percent in the third quarter of 2001 to $68.2 million, from $88.9 million in 2000. Excluding approximately $16 million in political and Olympics advertising in 2000, the decline in third quarter 2001 revenues was 6 percent, due largely to several days of commercial-free coverage following the events of September 11. A general softness in advertising (particularly national advertising) also adversely impacted comparisons for the third quarter of 2001.

14.

Operating income for the third quarter of 2001 decreased 47 percent to $22.3 million, from $41.9 million in 2000.

Magazine Publishing. Revenues for the magazine publishing division totaled $101.5 million for the third quarter of 2001, a 6 percent increase from $95.9 million for the third quarter of 2000. Operating income totaled $9.4 million for the third quarter of 2001, a 106 percent from the same period of the prior year. The increase in operating income is primarily attributable to a significant increase in newsstand circulation revenues on regular and special editions related to the September 11 terrorist attacks, offset by a 21 percent decrease in advertising revenue at Newsweek due to fewer advertising pages at both the domestic and international editions.

Cable Television. At the cable division, third quarter 2001 revenues of $98.7 million were 9 percent higher than 2000; division cash flow (operating income excluding depreciation and amortization expense) totaled $35.2 million for the third quarter of 2001 compared with $35.3 million for the third quarter of 2000.

Cable division operating income decreased 50 percent for the third quarter of 2001. The decline in operating income in due mostly to increased depreciation and amortization expense (which increased by $7.8 million over the third quarter of 2000), higher programming expense, and costs associated with the launch of digital cable services.

The increase in depreciation expense is due to capital spending, which is enabling the cable division to offer digital cable services to its subscribers. The cable division began its rollout plan for these services in the third quarter of 2000. At September 30, 2001, the cable division had approximately 172,000 digital cable subscribers, representing a 23 percent penetration of the subscriber base in the markets where digital services are offered. Digital services are currently offered in markets serving 90 percent of the cable division's subscriber base. The rollout plan for the new digital cable services includes an offer for the cable division's customers to obtain these services free for one year. Accordingly, management expects the benefits from these new services to show beginning in 2002 and thereafter.

At September 30, 2001, the cable division had 753,000 basic subscribers, compared to 735,700 at the end of September 2000. The increase in basic subscribers is largely attributable to a net gain in subscribers arising from the cable system exchange and sale transactions completed in the first quarter of 2001.

Education and Career Services. Excluding Quest Education(acquired in August 2000), education division revenue increased 16 percent to $90.3 million in the third quarter of 2001; the operating loss for the quarter

15.

improved from $7.7 million to $1.1 million. A summary of operating results for the third quarter of 2001 compared to 2000 is as follows (in thousands):

	Third Quarter
			% Better
	2001	2000	(worse)

Revenue

Test prep and professional training	$ 71,489	$63,879	+12
Quest post-secondary education*	36,894	21,634	+71
New business development activities	18,776	13,915	+35
	$127,159	$99,428	+28

Operating income (loss)

Test prep and professional training	$ 12,523	$ 10,778	+16
Quest post-secondary education*	3,669	2,216	+66
New business development activities	(2,752)	(12,826)	+79
Kaplan corporate overhead	(5,897)	(2,421)	(144)
Other**	(6,783)	(4,415)	(54)
	$ 760	$ (6,668)	+111

_________________________

*Quest was acquired in August 2000, therefore, 2000 results only include 2 months of activity for the third quarter.

**Other includes charges accrued for stock-based incentive compensation and amortization of goodwill and other intangibles.

The improvement in test preparation and professional training results for the third quarter is due mostly to higher enrollments, and to a lesser extent higher rates, at Kaplan's traditional test preparation business (particularly the GMAT and the LSAT prep course), and higher revenues and profits from Kaplan's CFA and real estate exam preparation courses.

New business development activities represent the results of Score! and Kaplan College (various distance learning businesses). The improvement in new development revenue is primarily attributable to Score!, with both increased enrollment from new learning centers opened (operated 147 centers at the end of the third quarter of 2001 versus 115 centers at the end of the same period in the prior year) and rate increases implemented early in 2001.

Corporate overhead represents unallocated expenses of Kaplan, Inc.'s corporate office, including expenses associated with the design and development of educational software that, if successfully completed, will benefit all of Kaplan's business units. The increase in this expense category in 2001 is principally due to increased spending for these internal software development initiatives.

Other expense is comprised of accrued charges for stock-based incentive compensation arising from a stock option plan established for certain members of Kaplan's management and amortization of goodwill and other intangibles. Under the stock-based incentive plan, the amount of

16.

compensation expense varies directly with the estimated fair value of Kaplan's common stock and the number of options outstanding. The increase in other expense for the third quarter of 2001 is mostly attributable to an increase in stock-based incentive compensation, which was primarily due to an increase in Kaplan's estimated value.

Equity in Earnings and Losses of Affiliates. The company's equity in losses of affiliates for the third quarter of 2001 was $5.5 million, compared to losses of $8.9 million for the third quarter of 2000. The company's affiliate investments consist of a 42 percent interest in BrassRing, Inc., a 50 percent interest in the International Herald Tribune, and a 49 percent interest in Bowater Mersey Paper Company Limited.

BrassRing accounted for approximately $8.1 million of the 2001 third quarter equity losses, compared to $9.8 million in equity losses for the same period of 2000.

Non-Operating Items. The company recorded other non-operating expense, net, of $25.4 million for the third quarter of 2001, compared to non-operating income, net, of $0.2 million for the third quarter of 2000. The 2001 non-operating expense includes investment write-downs of approximately $26 million to adjust several of the company's investments to their estimated fair values.

Net Interest Expense. The Company incurred net interest expense of $11.6 million for the third quarter of 2001, compared to $14.4 million for the same period of 2000. At September 30, 2001, the Company had $971.1 million in borrowings outstanding at an average interest rate of 4.2 percent.

Income taxes. The effective tax rate during the third quarter of 2001 was 64.5 percent, compared to 45.5 percent in 2000. The increase in the effective tax rate is principally due to the decline in pretax income.

Earnings Per Share. The calculation of diluted earnings per share for the third quarter of 2001 was based on 9,502,000 weighted average shares outstanding, compared to 9,463,000 for the third quarter of 2000. The company made no significant repurchases of its stock during the third quarter of 2001.

Nine Month Comparisons

For the first nine months of 2001, net income totaled $215.1 million ($22.53 per share), compared with net income of $98.8 million ($10.33 per share) for the same period of 2000. Excluding certain one-time non-operating transactions from the first nine months of 2001, principally net gains from the sale and exchange of certain cable systems and write-downs of investments, net income for the first nine

17.

months totaled $43.9 million, or $4.51 per share. Consistent with the company's results for the third quarter of 2001, the decrease in the company's nine-month earnings is primarily attributable to the decline in advertising revenue, increased depreciation and amortization expense, and higher stock-based compensation expense accruals at the education division. These factors were offset in part by increased operating income contributed from Quest Education, higher profits from Kaplan's test preparation and professional training businesses, reduced operating losses at Kaplan's new business development activities, and an increased pension credit.

Revenue for the first nine months of 2001 was $1,787.0 million, up 3 percent over revenue of $1,740.8 million for the first nine months of 2000. Advertising revenues declined 12 percent from the prior year and circulation and subscriber revenue increased 8 percent. Education revenues increased 53 percent and other operating revenues increased 14 percent, as compared to the first nine months of 2000. The decrease in advertising revenue is mostly attributable to a soft advertising environment at most of the company's advertising-based businesses. The improvement in circulation and subscriber revenues is attributable to an improvement in Cable One subscriber revenues, mainly due to rate increases and subscribers acquired in system exchange transactions completed in the first quarter of 2001 and increased Newsweek newsstand sales from regular and special editions related to the September 11 terrorist attacks. The increase in education revenues arose from acquisitions (principally Quest, acquired in August 2000), and to a lesser extent, growth in the test preparation and Score! businesses.

Costs and expenses for the first nine months of 2001 increased 10 percent to $1,640.2 million from $1,490.8 million in 2000. The increase in costs and expenses is the result of higher depreciation and amortization expense, and an increase in stock-based compensation at the education division, offset in part by increased pension credits and cost control initiatives employed throughout the company.

The company's expenses for the first nine months of 2001 were reduced by $60.3 million of pension credits, compared to $45.0 million during the first nine months of 2000.

Operating income declined 41 percent to $146.8 million, from $249.9 million in 2000.

Newspaper Publishing. Newspaper publishing division revenues of $631.0 million in the first nine months of 2001 were down 7 percent from the comparable period of 2000; division operating income for the first nine months of 2001 totaled $61.0 million, a 44 percent decrease from the prior year. The decrease in operating income for the first nine months is due to a decline in print advertising, offset in part by higher on-line advertising revenues and cost control initiatives employed throughout the division.

18.

Print advertising revenue at The Washington Post newspaper decreased 13 percent for the first nine months of 2001, with much of this decline due to a 40 percent volume decline in classified recruitment advertising which caused a classified recruitment advertising revenue decline of 36 percent due to the cyclical economic downturn.

For the first nine months of 2001, Post daily and Sunday circulation both declined 1 percent compared to the same period of the prior year. For the nine months ended September 30, 2001, average daily circulation at the Post totaled 758,000 and average Sunday circulation totaled 1,066,000.

Compared to the same period in the prior year, online advertising revenues for the first nine months of 2001 increased approximately 19 percent to $23.1 million.

Television Broadcasting. Revenue for the broadcast division totaled $226.0 million, 12 percent less than revenues for the first nine months of 2000; division operating income through the first nine months of 2001 totaled $88.7 million, a decline of 24 percent compared to the same period in 2000. The overall decrease in broadcast division operating results is due to a general softness in advertising, difficult comparisons from 2000 related to significant political and Olympics advertising and several days of commercial-free coverage following the events of September 11.

Magazine Publishing. Magazine division revenue totaled $277.6 million for the first nine months of 2001, a decrease of 6 percent from 2000. Magazine division operating income for the first nine months of 2001 totaled $15.5 million, a 45 percent decrease from 2000.

Softness in domestic and international advertising pages at Newsweek, offset in part by increased newsstand sales, a higher pension credit and reduced operating expenses, accounted for most of the 45 percent decline in the operating results for the first nine months of 2001.

Cable Television. Cable division revenue of $284.3 million increased 7 percent in the first nine months of 2001. Division cash flow (operating income excluding depreciation and amortization expense) of $99.3 million represents a 5 percent decline from 2000. The decline in cable division cash flow is mostly due to higher programming expense, costs associated with the launch of digital cable services, and comparatively lower cash flow margin subscribers acquired in the cable system exchanges completed in the first quarter of 2001.

Cable division operating income decreased 55 percent for the first nine months of 2001 compared to the same period of 2000. The decrease in operating income is mostly due to higher depreciation and

19.

amortization expense, which increased by $20.5 million for the first nine months of 2001. Higher programming expense and costs associated with the launch of digital services also contributed to the decline in operating income.

Education and Career Services. Excluding Quest Education (acquired in August 2000), the education division's nine-month revenue for 2001 grew 18 percent to $258.9 million and operating losses were reduced from $33.6 million to $26.6 million. A summary of operating results for the first nine months of 2001 compared to 2000 is as follows (in thousands):

	YTD
			% Better
	2001	2000	(worse)

Revenue

Test prep and professional training	$207,462	$181,122	+15
Quest post-secondary education*	109,197	21,634	+405
New business development activities	51,444	37,505	+37
	$368,103	$240,261	+53

Operating income (loss)

Test prep and professional training	$ 31,104	$ 20,191	+54
Quest post-secondary education*	11,241	2,216	+407
New business development activities	(18,202)	(37,273)	+51
Kaplan corporate overhead	(14,807)	(6,920)	(114)
Other**	(30,330)	(10,864)	(179)
	$ (20,994)	$ (32,650)	+36

_________________________

*Quest was acquired in August 2000, therefore, 2000 results only include 2 months of activity for the year-to-date.

**Other includes charges accrued for stock-based incentive compensation and amortization of goodwill and other intangibles.

The improvement in test preparation and professional training results for the first nine months of 2001 is due mostly to higher enrollments, and to a lesser extent higher rates, at Kaplan's traditional test preparation business (particularly the GMAT and the LSAT prep course), and higher revenues and profits from Kaplan's CFA and real estate exam preparation services.

The increase in new business development revenue is due mostly to Score!, with both increased enrollment from new learning centers opened and rate increases implemented in early 2001. The decline in new business development operating losses is due to improved operating performance of Score! and significantly reduced spending for eScore.com.

Growth in Kaplan's corporate overhead is mostly due to increased expenses associated with the design and development of educational software that, if successfully completed, will benefit all of Kaplan's business units. The increase in other expense is due to higher stock-based compensation accruals, with the increase in such accruals largely due to an increase in Kaplan's estimated value.

20.

Equity in Losses of Affiliates. For the first nine months of 2001, the company's equity in losses of affiliates totaled $24.6 million, compared to losses of $29.7 million for the same period in 2000.

BrassRing accounted for approximately $30.6 million of the 2001 equity losses, compared to $28.1 million in equity losses for the same period of 2000.

Non-Operating Items. The company recorded other non-operating income, net, of $272.7 million for the first nine months of 2001, compared to non-operating expense, net, of $5.2 million for the same period of 2000. The 2001 non-operating income is comprised mostly of gains arising from the sale and exchange of certain cable systems completed in January and March 2001. Offsetting these gains were losses from the write-down of a non-operating parcel of land and certain investments to their estimated fair value.

Net Interest Expense. Through the first nine months of 2001, the company incurred net interest expense of $38.1 million, compared to $39.0 million for the same period of 2000.

Income Taxes. The effective tax rate during the first nine months of 2001 was 39.7 percent compared to 43.9 percent in 2000. Excluding the effect of the cable gain transactions, the Company's effective tax rate approximated 47.8 percent for the first nine months of 2001, with the increase in the rate due mostly to the decline in pretax income.

Earnings Per Share. The calculation of diluted earnings per share for the first nine months of 2001 was based on 9,500,000 weighted average shares outstanding, compared to 9,459,000 for the first nine months of 2000. The company made no significant repurchases of its stock during the first nine months of 2001.

Financial Condition: Capital Resources and Liquidity

Acquisitions. During the first nine months of 2001, the company spent approximately $104.4 million on business acquisitions and exchanges, which principally included the purchase of Southern Maryland Newspapers, a division of Chesapeake Publishing Corporation, and amounts paid as part of a cable system exchange with AT&T Broadband. The Company also acquired a provider of CFA exam preparation services and a company which provides pre-certification training for real estate, insurance and securities professionals.

Southern Maryland Newspapers publishes the Maryland Independent in Charles County, Maryland; the Lexington Park Enterprise in St. Mary's County, Maryland; and the Recorder in Calvert County, Maryland. The

21.

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

Capital Expenditures. During the first nine months of 2001, the company's capital expenditures totaled approximately $167.5 million, the most significant portion of which related to plant upgrades at the company's cable subsidiary. The company anticipates it will spend approximately $233 million throughout 2001 for property and equipment. Approximately two-thirds of this spending is earmarked for the cable division in connection with the rollout of new digital and cable modem services. If the rate of customer acceptance for these new services is slower than anticipated, then the Company will consider slowing its capital expenditures in this area to a level consistent with demand.

Liquidity. Throughout the first nine months of 2001 the Company's borrowings, net of repayments, increased by $47.8 million, with the net increase primarily due to amounts spent for acquisitions and capital improvements.

At September 30, 2001, the Company had $971.1 million in total debt outstanding, which was comprised of $573.0 million of commercial paper borrowings and $398.1 million of 5.5 percent unsecured notes due February 15, 2009. The Company has classified $523.0 million of its commercial paper borrowings as long-term debt in it Condensed Consolidated Balance Sheets as the Company has the ability and intent to finance such borrowings on a long-term basis.

During the first nine months of 2001, the company had average borrowings outstanding of approximately $973.4 million at an average annual interest rate of 5.1 percent.

The company expects to fund its estimated capital needs primarily through internally generated funds, and to a lesser extent, commercial paper borrowings. In management's opinion, the company will have ample liquidity to meet its various cash needs throughout 2001.

22.

Forward-Looking Statements

All public statements made by the company and its representatives which are not statements of historical fact, including certain statements in this quarterly report, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. These risks and uncertainties include: changes in prevailing economic conditions, particularly in the specific geographic and other markets served by the company; actions of competitors; changes in customer preferences; changes in communications and broadcast technologies; and the effects of changing cost or availability of raw materials, including changes in the cost or availability of newsprint and magazine body paper. They also include other risks detailed from time to time in the company's publicly-filed documents, including the company's Annual Report on Form 10-K for the period ended December 31, 2000.

23.

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

4.5	Amendment dated as of September 19, 2001, to the 364-Day Credit Agreement dated as of September 20, 2000, among the Company, Citibank, N.A., SunTrust Bank and The Chase Manhattan Bank.

10.1	The Washington Post Company Stock Option Plan as amended and restated effective March 12, 1998 (corrected copy) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2001).

11	Calculation of Earnings per Share of Common Stock.

(b) No reports on Form 8-K were filed during the period covered by this report.

24.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY (Registrant)

Date:	November 9, 2001	/s/ Donald E. Graham

Donald E. Graham, Chairman & Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2001	/s/ John B. Morse, Jr.

John B. Morse, Jr., Vice President-Finance (Principal Financial Officer)