Form 10-K
period 2001-12-30
WASHINGTON POST CO
filed 2002-03-25
CIK 104889

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2001

Commission file number 1-6714

The Washington Post Company

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	53-0182885 (I.R.S. Employer Identification No.)

1150 15th St., N.W., Washington, D.C. (Address of principal executive offices)	20071 (Zip Code)

Registrant’s telephone number, including area code: (202) 334-6000

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Class B Common Stock, par value $1.00 per share	New York Stock Exchange

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes No .

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Aggregate market value of the Company’s voting stock held by non-affiliates on February 28, 2002, based on the closing price for the Company’s Class B Common Stock on the New York Stock Exchange on such date: approximately $3,030,000,000.

         Shares of common stock outstanding at February 28, 2002:

Class A Common Stock — 1,722,250 shares
Class B Common Stock — 7,778,253 shares

         Documents partially incorporated by reference:

Definitive Proxy Statement for the Company’s 2002 Annual Meeting of Stockholders (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

PART I

Item 1. Business.

         The principal business activities of The Washington Post Company (the “Company”) consist of newspaper publishing (principally The Washington Post), television broadcasting (through the ownership and operation of six network-affiliated stations), the ownership and operation of cable television systems, magazine publishing (principally Newsweek magazine), and (through its Kaplan subsidiary) the provision of educational services.

         Information concerning the consolidated operating revenues, consolidated income from operations and identifiable assets attributable to the principal segments of the Company’s business for the last three fiscal years is contained in Note L to the Company’s Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. (Revenues for each segment are shown in such Note L net of intersegment sales, which did not exceed 0.1% of consolidated operating revenues.)

         During each of the last three years the Company’s operations in geographic areas outside the United States (consisting primarily of the publication of the international editions of Newsweek) accounted for less than 4% of the Company’s consolidated revenues and the identifiable assets attributable to such operations represented less than 2% of the Company’s consolidated assets.

Newspaper Publishing

The Washington Post

         The Washington Post is a morning and Sunday newspaper primarily distributed by home delivery in the Washington, D.C. metropolitan area, including large portions of Virginia and Maryland.

         The following table shows the average paid daily (including Saturday) and Sunday circulation of The Post for the twelve-month periods ended September 30 in each of the last five years, as reported by the Audit Bureau of Circulations (“ABC”) for the years 1997-2000 and as estimated by The Post for the twelve-month period ended September 30, 2001 (for which period ABC had not completed its audit as of the date of this report) from the semi-annual publisher’s statements submitted to ABC for the six-month periods ended March 31, 2001 and September 30, 2001:

	Average Paid Circulation

	Daily	Sunday

1997	784,199	1,109,344

1998	774,414	1,095,091

1999	775,005	1,085,060

2000	777,521	1,075,918

2001	770,579	1,065,226

         The newsstand price for the daily newspaper was increased from $0.25 (which had been the price since 1981) to $0.35 effective December 31, 2001. The newsstand price for the Sunday newspaper has been $1.50 since 1992. The rate charged for home-delivered copies of the daily and Sunday newspaper has been $11.88 for each four-week period since February 2001, while the corresponding rate charged for Sunday-only home-delivery has been $6.00 since 1991.

         General advertising rates were increased by an average of 5.3% on January 1, 2001, and by another 4.8% on January 1, 2002. Rates for most categories of classified and retail advertising were increased by an average of 4.5% on February 1, 2001, and by an additional 4.5% on February 1, 2002.

         The following table sets forth The Post’s advertising inches (excluding preprints) and number of preprints for the past five years:

	1997	1998	1999	2000	2001

Total Inches (in thousands)	3,192	3,199	3,288	3,363	2,714

Full-Run Inches	2,897	2,806	2,745	2,634	2,295

Part-Run Inches	294	393	543	729	419

Preprints (in millions)	1,549	1,650	1,647	1,602	1,556

         The Post also publishes The Washington Post National Weekly Edition, a tabloid which contains selected articles and features from The Washington Post edited for a national audience. The National Weekly Edition has a basic subscription price of $78 per year and is delivered by second class mail to approximately 47,000 subscribers.

         The Post has about 690 full-time editors, correspondents, reporters and photographers on its staff, draws upon the news reporting facilities of the major wire services and maintains correspondents in 21 news centers abroad and in New York City; Los Angeles; Chicago; Miami; and Austin, Texas. The Post also maintains correspondents in 12 local news bureaus.

Washingtonpost.Newsweek Interactive

         Washingtonpost.Newsweek Interactive Company, LLC (“WPNI”) develops news and information products for electronic distribution. Since July 1996 this subsidiary of the Company has produced washingtonpost.com, a World Wide Web site that features the full editorial text of The Washington Post and most of The Post’s classified advertising as well as original content created by WPNI’s staff and content obtained from other sources. This site is currently generating more than 140 million page views per month. The washingtonpost.com site also features comprehensive information about activities, groups and businesses in the Washington, D.C. area, including an arts and entertainment section and a news section focusing on regional technology businesses.

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

         WPNI holds a minority equity interest in Classified Ventures, LLC, a company formed to compete in the business of providing nationwide classified advertising databases on the Internet. The Classified Ventures databases cover the product categories of automobiles, apartment rentals and real estate. Listings for these databases come from various sources, including direct sales and classified listings from the newspapers of participating companies. Links to the Classified Ventures databases are included in the washingtonpost.com site.

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

         The Herald’s average paid circulation as reported to ABC for the twelve months ended September 30, 2001, was 52,366 daily (including Saturday) and 61,096 Sunday. The aggregate average weekly circulation of The Enterprise Newspapers during the twelve-month period ended December 31, 2001, was approximately 71,000 copies.

         The Herald and The Enterprise Newspapers together employ approximately 75 editors, reporters and photographers.

Community Newspaper Division of Post-Newsweek Media

         The Community Newspaper Division of Post-Newsweek Media, Inc. (which was created by the merger in 2001 of The Gazette Newspapers, Inc. and Post Newsweek Tech Media Group, Inc.) publishes two weekly paid-circulation, three twice-weekly paid circulation and 39 controlled-circulation weekly community newspapers. This division’s newspapers are divided into two groups: The Gazette Newspapers, which circulate in Montgomery and Frederick Counties and in parts of Prince George’s, Carroll, Anne Arundel and Howard Counties, Maryland; and Southern Maryland Newspapers, which circulate in southern Prince George’s County and in Charles, St. Mary’s and Calvert Counties, Maryland. During 2001 these newspapers had a combined average circulation of approximately 669,000 copies. This division also produces 11 military newspapers (most of which are weekly) under agreements where editorial material is supplied by local military bases; in 2001 these newspapers had a combined average circulation of over 200,000 copies.

         The Gazette Newspapers and Southern Maryland Newspapers together employ approximately 165 editors, reporters and photographers.

         This division also operates two commercial printing businesses in suburban Maryland.

Greater Washington Publishing

         The Company’s Greater Washington Publishing, Inc. subsidiary publishes several free-circulation advertising periodicals which have little or no editorial content and are distributed in the greater Washington, D.C. metropolitan area using sidewalk distribution boxes. Greater Washington Publishing’s two largest periodicals are The Washington Post Apartment Showcase, which is published monthly and has an average circulation of about 55,000 copies, and New Homes Guide, which is published six times a year and also has an average circulation of about 55,000 copies.

Television Broadcasting

         Through subsidiaries the Company owns six VHF television stations located in Detroit, Michigan; Houston, Texas; Miami, Florida; Orlando, Florida; San Antonio, Texas; and Jacksonville, Florida; which are respectively the 10th, 11th, 15th, 20th, 37th and 53rd largest broadcasting markets in the United States. Each of the Company’s stations is affiliated with a national network. Although network affiliation agreements generally have limited terms, each of the Company’s television stations has maintained a network affiliation continuously for at least 20 years.

         The Company’s 2001 net operating revenues from national and local television advertising and network compensation were as follows:

National	$90,914,000

Local	193,572,000

Network	28,471,000

Total	$312,957,000

         The following table sets forth certain information with respect to each of the Company’s television stations:

Station Location and			Expiration	Expiration	Total Commercial
Year Commercial	National		Date of	Date of	Stations in DMA(b)
Operation	Market	Network	FCC	Network
Commenced	Ranking(a)	Affiliation	License	Agreement	Allocated	Operating

WDIV	10th	NBC	Oct. 1,	Dec. 31,	VHF-4	VHF-4

Detroit, Mich			2005	2011	UHF-6	UHF-5

1947

KPRC	11th	NBC	Aug. 1,	Dec. 31,	VHF-3	VHF-3

Houston, Tx			2006	2011	UHF-11	UHF-11

1949

WPLG	15th	ABC	Feb. 1,	Dec. 31,	VHF-5	VHF-5

Miami, Fla			2005	2004	UHF-8	UHF-8

1961

WKMG	20th	CBS	Feb. 1,	Apr. 6,	VHF-3	VHF-3

Orlando, Fla			2005	2005	UHF-11	UHF-10

1954

KSAT	37th	ABC	Aug. 1,	Dec. 31,	VHF-4	VHF-4

San Antonio, Tx			2006	2004	UHF-6	UHF-6

1957

WJXT	53rd	CBS	Feb. 1,	July 10,	VHF-2	VHF-2

Jacksonville, Fla			2005	2002	UHF-6	UHF-5

1947

(a)	Source: 2001/2002 DMA Market Rankings, Nielsen Media Research, Fall 2001, based on television homes in DMA (see note (b) below).

(b)	Designated Market Area (“DMA”) is a market designation of A.C. Nielsen which defines each television market exclusive of another, based on measured viewing patterns.

Regulation of Broadcasting and Related Matters

         The Company’s television broadcasting operations are subject to the jurisdiction of the Federal Communications Commission under the Communications Act of 1934, as amended. Under authority of such Act the FCC, among other things, assigns frequency bands for broadcast and other uses; issues, revokes, modifies and renews broadcasting licenses for particular frequencies; determines the location and power of stations and establishes areas to be served; regulates equipment used by stations; and adopts and implements regulations and policies which directly or indirectly affect the ownership, operations and profitability of broadcasting stations.

         Each of the Company’s television stations holds an FCC license which is renewable upon application for an eight-year period.

         In December 1996 the FCC formally approved technical standards for digital advanced television (“DTV”). DTV is a flexible system that permits broadcasters to utilize a single digital channel in various ways, including providing one channel of high-definition television programming with greatly enhanced image and sound quality or several channels of lower-definition television programming (“multicasting”), and also is capable of accommodating subscription video and data services. Broadcasters may offer a combination of services, so long as they transmit at least one stream of free video programming on the DTV channel. The FCC has assigned to each existing full-power television station (including each station owned by the Company) a second channel to implement DTV while present television operations are continued on that station’s existing channel. Although in some cases a station’s DTV channel may only permit operation over a smaller geographic service area than that available using its existing channel, the FCC’s stated goal in assigning channels was to provide stations with DTV service areas that are generally consistent with their existing service areas. The FCC’s DTV rules also permit stations to request modifications to their assigned DTV facilities, allowing them to expand their DTV service areas if certain interference criteria are met. Under FCC rules and the Balanced Budget Act of 1997, station owners will be required to surrender one channel in 2006 and thereafter provide service solely in the DTV format if specified DTV household penetration levels are met.

         The Company’s Detroit, Houston and Miami stations each commenced DTV broadcast operations during 1999, while the Company’s Orlando station commenced such operations in 2001. The deadline established by the FCC for the Company’s two other stations (San Antonio and Jacksonville) to begin DTV broadcast operations is May 1, 2002.

         In November 1998 the FCC issued a decision implementing the requirement of the Telecommunications Act of 1996 that it charge broadcasters a fee for offering certain “ancillary and supplementary” services on the DTV channel. These services include data, video or other services that are offered on a subscription basis or for which broadcasters receive compensation other than from advertising revenue. In its decision, the FCC imposed a fee of 5% of the gross revenues generated by such services. In rules adopted in April 2000, the FCC also implemented the Community Broadcasters Act of 1999, which provides interference protection to certain low-power television stations. These rules provide several hundred low-power stations with the same protection from interference enjoyed by full-power stations, with the result that it may be more difficult for some existing full-power stations to alter their analog or DTV transmission facilities. Separately, in January 2001 the FCC issued an order governing the mandatory carriage of DTV signals by cable television operators. The FCC decided that, pending further inquiry, only stations that broadcast in a DTV-only mode would be entitled to mandatory carriage of their DTV signals. In defining how a DTV signal should be carried, the FCC ruled that only a single stream of video (that is, a single channel of programming) together with any additional “program-related” material is eligible for mandatory carriage. The determination of what constitutes “program-related” material has not yet been made. Cable operators will be required to carry the DTV signal of any DTV station eligible for mandatory carriage in the same definition in which the signal was originally broadcast. However, until this order is clarified it is unclear whether cable operators will be responsible for ensuring that their set-top boxes are capable of passing DTV signals in their full definition to the consumer’s DTV receiver. The FCC also has issued a Notice of Inquiry addressing the question of whether special public interest obligations should be imposed on DTV operations. Specifically, the FCC asked whether it should require broadcasters to provide free time for political candidates, increase the amount of programming intended to meet the needs of minorities and women, and increase communication with the public regarding programming decisions.

         The FCC also is conducting proceedings dealing with such matters as regulations pertaining to cable television (discussed below under “Cable Television Division – Regulation of Cable Television and Related Matters”), and various proposals affecting the development of alternative video delivery systems that would compete in varying degrees with both cable television and television broadcasting operations. In August 1999 the FCC amended its local ownership rule to permit one company to own two television stations in the same market if there are at least eight independently owned full-power television stations in that market (including non-commercial stations and counting the co-owned stations as one), and if at least one of the co-owned stations is not among the top four ranked television stations in that market. The FCC also decided to permit common ownership of stations in a single market if their signals do not overlap, and to permit common ownership of certain failing or unbuilt stations. These rule changes are likely to increase the concentration of ownership in local markets. For example, all of the Company’s stations are now competing against two-station combinations in their respective markets. Separately, the rule governing the aggregate number of television stations a single company can own was relaxed by amendments to the Communications Act enacted in 1996, and broadcast companies are now permitted to own an unlimited number of television stations as long as the combined service areas of such stations do not include more than 35% of nationwide television households. The 35% limit was subject to the FCC’s periodic review and the agency subsequently decided to leave the rule unchanged. However in February 2002 the U.S. Court of Appeals for the District of Columbia Circuit found that the reasons given by the FCC for retaining the rule were insufficient as a matter of law and remanded the matter to the FCC for further consideration. This action could eventually result in the FCC’s either raising the limit or eliminating it entirely.

         The Company is unable to determine what impact the various rule changes and other matters described in this section may ultimately have on the Company’s television broadcasting operations.

Cable Television Operations

         At the end of 2001 the Company (through its Cable One subsidiary) provided basic cable service to approximately 752,000 subscribers (representing about 62% of the 1,210,000 homes passed by the systems) and had in force more than 500,000 subscriptions to premium program services and more than 32,000 subscriptions to cable modem service. Digital programming and cable modem services are each currently available in markets serving more than 85% of Cable One’s subscriber base.

         On January 11, 2001, Cable One sold its Greenwood, Indiana cable system to a joint venture in which AT&T has an interest. In a related transaction, on March 1, 2001, Cable One transferred its Modesto and Santa Rosa, California cable systems (which had been its two largest systems), together with a cash payment, to a unit of AT&T in return for AT&T cable systems serving the communities of Boise, Idaho Falls, Twin Falls, Pocatello and Lewistown, Idaho, and the community of Ontario, Oregon. These transactions had the effect of increasing by approximately 34,000 the number of subscribers being served by the Company’s cable systems.

         The Company’s cable systems are located in 19 Midwestern, Southern and Western states and typically serve smaller communities: thus 19 of the Company’s current systems pass fewer than 10,000 dwelling units, 16 pass 10,000-25,000 dwelling units, and 19 pass more than 25,000 dwelling units, of which the largest is Boise, Idaho with 68,000 subscribers. The largest cluster of systems (which together serve about 92,000 subscribers) is located on the Gulf Coast of Mississippi.

Regulation of Cable Television and Related Matters

         The Company’s cable operations are subject to various requirements imposed by local, state and federal governmental authorities. The franchises granted by local governmental authorities are typically nonexclusive and limited in time and generally contain various conditions and limitations relating to payment of fees to the local authority, determined generally as a percentage of revenues. Additionally, franchises often regulate the conditions of service and technical performance, and contain various types of restrictions on transferability. Failure to comply with such conditions and limitations may give rise to rights of termination by the franchising authority.

         The Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”) requires or authorizes the imposition of a wide range of regulations on cable television operations. The three major areas of regulation are (i) the rates charged for certain cable television services, (ii) required carriage (“must carry”) of some local broadcast stations, and (iii) retransmission consent rights for commercial broadcast stations.

         Among other things, the Telecommunications Act of 1996 altered the preexisting regulatory environment by expanding the definition of “effective competition” (a condition that precludes any regulation of the rates charged by a cable system), terminating rate regulation for some small cable systems, and sunsetting the FCC’s authority to regulate the rates charged for optional tiers of service (which authority expired on March 31, 1999). For cable systems that do not fall within the effective-competition or small-system exemptions (including all of the cable systems owned by the Company), monthly subscription rates for the basic tier of cable service (i.e., the tier that includes the signals of local over-the-air stations and any public, educational or governmental channels required to be carried under the applicable franchise agreement), as well as rates charged for equipment rentals and service calls, may be regulated by municipalities, subject to procedures and criteria established by the FCC. Rates charged by cable television systems for pay-per-view service, for per-channel premium program services and for advertising are all exempt from regulation.

         In April 1993 the FCC adopted a “freeze” on rate increases for regulated services (i.e., the basic and, prior to March 1999, optional tiers). Later that year the FCC promulgated benchmarks for determining the reasonableness of rates for such services. The benchmarks provided for a percentage reduction in the rates that were in effect when the benchmarks were announced. Pursuant to the FCC’s rules, cable operators can increase their benchmarked rates for regulated services to offset the effects of inflation, equipment upgrades, and higher programming, franchising and regulatory fees. Under the FCC’s approach cable operators may exceed their benchmarked rates if they can show in a cost-of-service proceeding that higher rates are needed to earn a reasonable return on investment, which the Commission established in March 1994 to be 11.25%. The FCC’s rules also permit franchising authorities to regulate equipment rentals and service and installation rates on the basis of a cable operator’s actual costs plus an allowable profit which is calculated from the operator’s net investment, income tax rate and other factors.

         Pursuant to the “must-carry” requirements of the 1992 Cable Act, a commercial television broadcast station may, under certain circumstances, insist on carriage of its signal on cable systems located within the station’s market area, while a noncommercial public station may insist on carriage of its signal on cable systems located within either the station’s predicted Grade B signal contour or 50 miles of the station’s transmitter. As a result of these obligations (the constitutionality of which has been upheld by the U.S. Supreme Court), certain of the Company’s cable systems have had to carry broadcast stations that they might not otherwise have elected to carry, and the freedom the Company’s systems would otherwise have to drop signals previously carried has been reduced.

         At three-year intervals beginning in October 1993 commercial broadcasters have had the right to forego must-carry rights and insist instead that their signals not be carried without their prior consent. Before October 1993 some of the broadcast stations carried by the Company’s cable television systems opted for retransmission consent and initially took the position that they would not grant consent without commitments by the Company’s systems to make cash payments. As a result of case-by-case negotiations, the Company’s cable systems were able to continue carrying virtually all of the stations insisting on retransmission consent without having to agree to pay any stations for the privilege of carrying their signals. However some commitments were made to carry other program services offered by a station or an affiliated company, to provide advertising availabilities on cable for sale by a station and to distribute promotional announcements with respect to a station. Many of these agreements between broadcast stations and the Company’s cable systems expired at the end of 1999 and the expired agreements were replaced by new agreements having comparable terms.

         As noted in the discussion above under “Television Broadcasting – Regulation of Broadcasting and Related Matters,” in January 2001 the FCC determined that, pending further inquiry, only television stations broadcasting in a DTV-only mode could require local cable systems to carry their DTV signals. The FCC currently is conducting another inquiry to decide whether it should require cable systems to carry both the analog and the DTV signals of local television stations. Such an extension of must-carry requirements could result in the Company’s cable systems being required to delete some existing programming to make room for broadcasters’ DTV channels.

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

         Apart from its authority under the 1992 Cable Act and the Telecommunications Act of 1996, the FCC regulates various other aspects of cable television operations. Since 1990 cable systems have been required to black out from the distant broadcast stations they carry syndicated programs for which local stations have purchased exclusive rights and requested exclusivity. Other long-standing FCC rules require cable systems to delete under certain circumstances duplicative network programs broadcast by distant stations. The FCC also imposes certain technical standards on cable television operators, exercises the power to license various microwave and other radio facilities frequently used in cable television operations, and regulates the assignment and transfer of control of such licenses. In addition, pursuant to the Pole Attachment Act, the FCC exercises authority to disapprove unreasonable rates charged to cable operators by telephone and power utilities for utilizing space on utility poles or in underground conduits (although states may reclaim exclusive jurisdiction over these matters by certifying to the FCC that they regulate the rates, terms and conditions of pole attachments, and some states in which the Company has cable operations have so certified). A number of cable operators (including the Company’s Cable One subsidiary) are using their cable systems to provide not only television programming but also Internet access. In January 2002, the U.S. Supreme Court ruled that the FCC’s authority under the Pole Attachment Act extends to all pole attachments by cable operators, including those attachments used to provide Internet access. Thus, except where individual states have assumed regulatory responsibility, the rates charged by utilities for pole or conduit access by cable companies are subject to FCC rate regulation regardless of whether or not the cable companies are providing Internet access as well as the delivery of television programming.

         The Copyright Act of 1976 grants to cable television systems, under certain terms and conditions, the right to retransmit the signals of television stations pursuant to a compulsory copyright license. Those terms and conditions include the payment of certain license fees set forth in the statute or established by subsequent administrative regulations. The compulsory license fees have been increased on several occasions since this Act went into effect. In 1994 the availability of the compulsory copyright license was extended to “wireless cable” and direct broadcast satellite (“DBS”) operators, although in the latter case the license right was limited to stations whose over-the-air signal was not available at the subscriber’s location. However, in November 1999 Congress enacted the Satellite Home Viewer Improvement Act, which extends the compulsory copyright license to DBS operators who wish to distribute the signals of local television stations to satellite subscribers in the markets served by such stations. This Act continued the other restrictions contained in the original compulsory license for DBS operators, which permit the signal of a distant network-affiliated station to be distributed only in areas where subscribers cannot receive an over-the-air signal of another station affiliated with the same network.

         The general prohibition on telephone companies operating cable systems in areas where they provide local telephone service was eliminated by the Telecommunications Act of 1996. Telephone companies now can provide video services in their telephone service areas under four different regulatory plans. First, they can provide traditional cable television service and be subject to the same regulations as the Company’s cable television systems (including compliance with local franchise and any other local or state regulatory requirements). Second, they can provide “wireless cable” service, which is described below, and not be subject to either cable regulations or franchise requirements. Third, they can provide video services on a common-carrier basis, under which they would not be required to obtain local franchises but would be subject to common-carrier regulation (including a prohibition against exercising control over programming content). Finally, they can operate so-called “open video systems” without local franchises (although local communities can choose to require a franchise) and be subject to reduced regulatory burdens. The Act contains detailed requirements governing the operation of open video systems, including the nondiscriminatory offering of capacity to third parties and limiting to one-third of total system capacity the number of channels the operator can program when demand exceeds available capacity. In addition, the rates charged by an open video system operator to a third party for the carriage of video programming must be just and reasonable as determined in accordance with standards established by the FCC. (Cable operators and others not affiliated with a telephone company may also become operators of open video systems.) The Act also generally prohibits telephone companies from acquiring or owning an interest in existing cable systems operating in their service areas.

         The Telecommunications Act of 1996 balances this grant of video authority to telephone companies by removing regulatory barriers to the offering of telephone services by cable companies and others. The Act preempts state and local laws that have barred local telephone competition in some states. In addition, the Act requires local telephone companies to permit cable companies and other competitors to connect with the telephone network and requires telephone companies to give competitors access to the essential features and functionalities of the local telephone network (such as switching capability, signal carriage from the subscriber’s residence to the switching center, and directory assistance) on an unbundled basis. As an alternative method of providing local telephone service, the Act permits cable companies and others to purchase telephone service on a wholesale basis and then resell it to their subscribers.

         At various times during the last decade, the FCC adopted rule changes intended to facilitate the development of multichannel multipoint distribution systems, also known as “wireless cable” or “MMDS,” a video and data service that is capable of distributing approximately 30 television channels in a local area by over-the-air microwave transmission using analog technology and a greater number of channels using digital compression technologies. The use of digital technology and a 1998 change in the FCC’s rules to permit reverse path over wireless facilities also make it possible for such systems to deliver additional services, including Internet access. Also, in late 1998 the FCC auctioned a sizeable amount of spectrum in the 31 gigahertz band for use by a new wireless service, which is referred to as the Local Multipoint Distribution Service or “LMDS,” that can deliver more than 100 channels of digital programming directly to subscribers’ homes as well as provide other services such as Internet access and telephony. In November 2000 the FCC approved the use of spectrum in the 12.2-12.7 gigahertz band (the same band used by DBS operators) to provide a new land-based interactive video and data delivery service known as the Multichannel Video Distribution and Data

Service (“MVDDS”). MVDDS providers will use “reharvested” DBS spectrum to transmit programming on a non-harmful interference basis using terrestrial microwave transmitters. (While DBS subscribers point their dishes south to pick up their provider’s signal, MVDDS customers will aim their antennas north.) The Commission’s order creating MVDDS did not grant any licenses to operate MVDDS systems. Instead, it requested comments on service, technical and licensing rules for the technology. Comments and reply comments to the FCC’s order have been filed, and the FCC is continuing to analyze the interference issues surrounding the use of this spectrum. MVDDS providers, like providers of other forms of wireless cable, will not be required to obtain franchises from local governmental authorities and generally will operate under fewer regulatory requirements than conventional cable systems.

         In October 1999 the FCC amended its cable ownership rule, which governs the number of subscribers an owner of cable systems may reach on a national basis. Before revision, this rule provided that a single company could not serve more than 30% of potential cable subscribers (or “homes passed” by cable) nationwide. The revised rule allowed a cable operator to provide service to 30% of all actual subscribers to cable, satellite and other competing services nationwide, rather than to 30% of homes passed by cable. This revision had the effect of increasing the number of communities that could be served by a single cable operator and may have resulted in more consolidation in the cable industry. In March 2001 the U.S. Court of Appeals for the D.C. Circuit voided the FCC’s revised rule on constitutional and procedural grounds and remanded the matter to the FCC for further proceedings. The FCC has since opened a proceeding to determine what the ownership limit should be, if any. If the FCC eliminates the limit or adopts a new rule with a higher percentage of nationwide subscribers a single cable operator is permitted to serve, that action could lead to even greater consolidation in the industry.

         In 1996 Congress repealed the statutory provision which generally prohibited a party from owning an interest in both a television broadcast station and a cable television system within that station’s Grade B contour. However Congress left the FCC’s parallel rule in place, subject to a Congressionally mandated periodic review by the agency. The FCC, in its subsequent review, decided to retain the prohibition for various competitive and diversity reasons. However in February 2002 the U.S. Court of Appeals for the District of Columbia Circuit struck down the rule, holding that the FCC’s decision to retain the rule was arbitrary and capricious.

         On March 14, 2002, the FCC issued a declaratory ruling classifying cable modem service as an “interstate information service.” Concurrently the FCC issued a notice of proposed rulemaking to consider the regulatory implications of this classification. Among the issues to be decided are whether local authorities can require cable operators to provide competing Internet service providers with access to the cable operators’ facilities, the extent to which local authorities can regulate cable modem service, and whether local authorities can impose fees on the provision of cable modem service. The Company’s Cable One subsidiary currently offers Internet access on most of its cable systems and is the sole Internet service provider on those systems. Thus, depending on the outcome, this proceeding has the potential to interfere with the Company’s ability to deliver Internet access on a profitable basis.

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

         The regulation of certain cable television rates pursuant to the authority granted to the FCC has negatively impacted the revenues of the Company’s cable systems. The Company is unable to predict what effect the other matters discussed above may ultimately have on its cable television business.

Magazine Publishing

Newsweek

         Newsweek is a weekly news magazine published both domestically and internationally by Newsweek, Inc., a subsidiary of the Company. In gathering, reporting and writing news and other material for publication, Newsweek maintains news bureaus in 9 U.S. and 11 foreign cities.

         The domestic edition of Newsweek includes more than 100 different geographic or demographic editions which carry substantially identical news and feature material but enable advertisers to direct messages to specific market areas or demographic groups. Domestically, Newsweek ranks second in circulation among the three leading weekly news magazines (Newsweek, Time and U.S. News & World Report). For each of the last five years Newsweek’s average weekly domestic circulation rate base has been 3,100,000 copies. From 1997 through 1999 Newsweek’s percentage of the total weekly domestic circulation rate base of the three leading weekly news magazines was 33.5%. In both 2000 and 2001 that percentage was 34.0%.

         Newsweek is sold on newsstands and through subscription mail order sales derived from a number of sources, principally direct mail promotion. The basic one-year subscription price is $41.08. Most subscriptions are sold at a discount from the basic price. In May 2001, Newsweek’s newsstand cover price was increased from $3.50 per copy (which price had been in effect since April 1999) to $3.95 per copy.

         The total number of Newsweek’s domestic advertising pages and gross domestic advertising revenues as reported by Publishers’ Information Bureau, Inc., together with Newsweek’s percentages of the total number of advertising pages and total advertising revenues of the three leading weekly news magazines, for the past five years have been as follows:

		Percentage of	Newsweek
	Newsweek	Three Leading	Gross	Percentage of
	Advertising	News	Advertising	Three Leading
	Pages*	Magazines	Revenues*	News Magazines

1997	2,633	35.4%	$406,324,000	35.1%

1998	2,472	34.4%	393,168,000	33.8%

1999	2,567	33.5%	432,701,000	32.8%

2000	2,383	33.8%	433,932,000	34.2%

2001	1,822	33.6%	334,179,000	32.5%

*	Advertising pages and gross advertising revenues are those reported by Publishers’ Information Bureau, Inc. PIB computes gross advertising revenues from basic one-time rates and the number of advertising pages carried. PIB figures therefore materially exceed actual gross advertising revenues, which reflect lower rates for multiple insertions. Net revenues as reported in the Company’s Consolidated Statements of Income also exclude agency fees and cash discounts, which are included in the gross advertising revenues shown above. Page and revenue figures exclude affiliated advertising.

         Newsweek’s advertising rates are based on its average weekly circulation rate base and are competitive with the other weekly news magazines. Effective with the January 8, 2001 issue, national advertising rates were increased by an average of 4.0%. Beginning with the issue dated January 14, 2002, national advertising rates were increased again, by an average of 5.0%.

         Newsweek Business Plus, which is published 39 times a year, is a demographic edition of Newsweek distributed to high-income professional and managerial subscribers and subscribers in zip-code-defined areas. Advertising rates for this edition were increased an average of 4.0% in January 2001 and by an additional 5.0% in January 2002. The circulation rate base for this edition is 1,200,000 copies.

         Newsweek’s other demographic edition, Newsweek Woman, which was published 13 times during 2001, has a circulation rate base of 800,000 selected female subscribers. At the beginning of 2001 advertising rates for this edition were increased by an average of 4.0%, with an additional average increase of 5.0% instituted early in 2002.

         Internationally, Newsweek is published in an Atlantic edition covering Europe, the Middle East and Africa, a Pacific edition covering Japan, Korea and south Asia, and a Latin American edition, all of which are in the English language. Editorial copy solely of domestic interest is eliminated in the international editions and is replaced by other international, business or national coverage primarily of interest abroad.

         Since 1984 a section of Newsweek articles has been included in The Bulletin, an Australian weekly news magazine which also circulates in New Zealand. A Japanese-language edition of Newsweek, Newsweek Nihon Ban, has been published in Tokyo since 1986 pursuant to an arrangement with a Japanese publishing company which translates editorial copy, sells advertising in Japan and prints and distributes the edition. Newsweek Hankuk Pan, a Korean-language edition of Newsweek, began publication in 1991 pursuant to a similar arrangement with a Korean publishing company. Since 1996 Newsweek en Español, a Spanish-language edition of Newsweek distributed in Latin America, has been published under an agreement with a Miami-based publishing company which translates editorial copy, prints and distributes the edition and jointly sells advertising with Newsweek. In June 2000, Newsweek Bil Logha Al-Arabia, an Arabic-language edition of Newsweek, was launched under a similar arrangement with a Kuwaiti publishing company. Also, Newsweek Polska, a Polish-language newsweekly, was launched in September 2001 under a licensing agreement with a Polish publishing company which, in addition to translating selected stories from Newsweek’s various U.S. and foreign editions, has established a staff of Polish reporters and editors for the magazine. In April 2001, Newsweek terminated its relationship with Itogi, a Russian-language news magazine, due to a change in the control of the magazine.

         The average weekly circulation rate base, advertising pages and gross advertising revenues of Newsweek’s international editions (not including The Bulletin insertions or the foreign-language editions of Newsweek) for the past five years have been as follows:

	Average Weekly		Gross
	Circulation	Advertising	Advertising
	Rate Base	Pages*	Revenues*

1997	657,000	2,287	$89,330,000

1998	660,000	2,120	83,051,000

1999	660,000	2,492	90,023,000

2000	663,000	2,606	104,868,000

2001	666,000	1,979	81,453,000

*	Advertising pages and gross advertising revenues are those reported by CMR International. CMR computes gross advertising revenues from basic one-time rates and the number of advertising pages carried. CMR figures therefore materially exceed actual gross advertising revenues, which reflect lower rates for multiple insertions. Net revenues as reported in the Company’s Consolidated Statements of Income also exclude agency fees and cash discounts, which are included in the gross advertising revenues shown above. Page and revenue figures exclude affiliated advertising.

         For 2002 the average weekly circulation rate base for Newsweek’s English-language international editions (not including The Bulletin insertions) will be 646,000 copies. Newsweek’s rate card estimates the average weekly circulation in 2001 for The Bulletin insertions will be 80,000 copies and for the Japanese-, Korean-, Arabic- and Spanish- and Polish-language editions will be 130,000, 90,000, 30,000, 54,000 and 280,000 copies, respectively.

         The online version of Newsweek, which includes stories from Newsweek’s print edition as well as other material, became a co-branded feature on the MSNBC.com Web site in 2000. This feature is being produced by Washingtonpost.Newsweek Interactive Company, another subsidiary of the Company.

         Arthur Frommer’s Budget Travel magazine, another Newsweek publication, was published six times during 2001 and had a circulation of 400,000 copies. Budget Travel is headquartered in New York City and has its own editorial staff.

         During recent years Congress has considered a range of proposals intended to restrict the marketing of tobacco products. The Company cannot now predict what actions may eventually be taken to limit or restrict tobacco advertising. However such advertising accounts for less than 1% of Newsweek’s operating revenues and negligible revenues at The Washington Post and the Company’s other publications. Moreover, federal law has prohibited the carrying of advertisements for cigarettes and smokeless tobacco by commercial radio and television stations for many years. Thus the Company believes that any restrictions on tobacco advertising which may eventually be put into effect would not have a material adverse effect on Newsweek or on any of the Company’s other business operations.

PostNewsweek Tech Media

         This division of Post-Newsweek Media, Inc. publishes controlled-circulation trade periodicals and produces trade shows and conferences for the information technology industry.

         Specifically, PostNewsweek Tech Media publishes Washington Technology, a biweekly tabloid newspaper for government information technology systems integrators, Government Computer News, a tabloid newspaper published 30 times per year serving government managers who buy information technology products and services, and GCN Shopper, a tabloid newspaper published four times per year providing information technology product reviews and other buying information for government managers. Washington Technology, Computer Government News, and GCN Shopper have circulations of about 40,000, 87,000, and 120,000 copies, respectively.

         The other publications of PostNewsweek Tech Media are Washington Techway, a biweekly news magazine with a circulation of 30,000 copies that addresses the needs of the private-sector technology business community in the Washington region, and the Technology Almanac, an annual directory of technology industry executives. Washington Techway also coproduces the annual Greater Washington High Technology Awards Banquet, which is held each spring in Washington, D.C. for more than 1,000 technology executives. Together with The Washington Post and WPNI, PostNewsweek Tech Media contributes to the washtech.com Web site which serves the Washington Techway community online.

         This division also produces the FOSE trade show, which is held each spring in Washington, D.C. for information technology decision makers in government and industry.

Education

         Kaplan, Inc., a subsidiary of the Company, provides an extensive range of educational services for children, students and professionals. Kaplan’s historical focus on test preparation has been expanded as new educational and career services businesses have been acquired or initiated.

         Through its Test Preparation and Admissions Division, Kaplan prepares students for a broad range of admissions and licensing examinations including the SAT’s, LSAT’s, GMAT’s, MCAT’s, GRE’s, and nursing and medical boards. This business can be subdivided into four categories: K-12 (serving primarily high school students preparing for the SAT’s and ACT’s); Graduate (serving college students and professionals, primarily with preparation for admission tests to graduate, medical and law schools); Medical (serving medical professionals preparing for licensing exams); and English Language Training (serving foreign students and professionals wishing to study or work in the U.S.). Many of this division’s test preparation courses have been available to students via the Internet since 1999. During 2001 the Test Preparation and Admissions Divisions enrolled over 195,000 students (including almost 28,000 enrolled in online programs) and provided courses at 157 permanent centers located throughout the United States and in Canada, Puerto Rico, London and Paris. In addition, Kaplan licenses material for certain of these courses to third parties who during 2001 offered such courses at 40 centers located in 15 countries.

         The Test Preparation and Admissions Division also includes Kaplan’s publishing activities. Kaplan currently co-publishes more than 150 book titles, predominately in the areas of test preparation, admissions, career guidance and life skills, through a joint venture with Simon & Schuster, and also develops educational software for the K through 12 and graduate markets which is sold through arrangements with a third party who is responsible for production and distribution. Kaplan also produces a college newsstand guide in conjunction with Newsweek.

         Kaplan’s Professional Division offers licensing, continuing education, certification and professional development services for corporations and for individuals seeking to advance their careers. This division includes Dearborn Publishing, a provider of pre-licensing training and continuing education for securities, insurance and real estate professionals; Perfect Access Speer, a provider of software education and consulting services to law firms and businesses; Schweser’s Study Program, a provider of materials aimed at preparing individuals for the Chartered Financial Analyst examination; Self Test Software, a provider of preparation services for software proficiency certification examinations; and Call Center Solutions, a provider of assessment and training services for the call-center industry.

         Kaplan’s Score Learning Division offers computer-based learning and individualized tutoring for children. In 2001, this business, which provides educational after-school enrichment services through 147 Score centers located in various areas of the United States, served nearly 60,000 students, up from 50,000 students in 2000. Score’s services are provided in facilities separate from Kaplan’s test preparation centers due to differing configuration and equipment requirements. eScore.com, which began operations in early 2000 offering parenting and educational resources online to help parents provide learning opportunities for their children, now operates as a software development division of Kaplan.

         The Higher Education Division of Kaplan consists of 41 schools in 14 states which provide classroom-based instruction and three institutions which specialize in distance education. The schools providing classroom-based instruction (most of which were acquired on August 1, 2000, as part of Kaplan’s acquisition of Quest Education Corporation) offer a variety of bachelor degree, associate degree and diploma programs in the fields of healthcare, business, information technology, and fashion and design. These schools were serving more than 14,600 students at year-end 2001 (which total includes the classroom-based programs of Kaplan College), with approximately 52% of such students enrolled in accredited bachelor or associate degree programs. Each of these schools has its own accreditation from one of several regional or national accrediting agencies recognized by the U.S. Department of Education. The institutions which specialize in distance education are Kaplan College,

The College for Professional Studies, and Concord University School of Law. Kaplan College offers various bachelor degree, associate degree and certificate programs, principally in the fields of business and information technology, and is accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools. Some of Kaplan College’s courses are offered online while others are offered in a traditional classroom format at the school’s Davenport, Iowa campus. The College for Professional Studies offers bachelor and associate degree and diploma correspondence programs in the fields of legal nurse consulting, paralegal studies and criminal justice, and is accredited by the Accrediting Commission of the Distance Education and Training Council (“DETC”). The College for Professional Studies had over 7,400 students enrolled at year-end 2001. Concord University School of Law, the nation’s first online law school, offers Juris Doctor and LLM degrees wholly online. At year-end 2001, approximately 900 students were enrolled at Concord. Concord is accredited by DETC and has received operating approval from the California Bureau of Private Post-Secondary and Vocational Education. Concord also has complied with the registration requirements of the State Bar of California; graduates are, therefore, able to apply for admission to the California Bar.

Title IV Student Financial Assistance Programs

         Prior to the acquisition of Quest Education Corporation in August 2000, none of Kaplan’s educational offerings were eligible to participate in any of the student financial assistance programs that have been created under Title IV of the Higher Education Act of 1965, as amended. However funds provided under Title IV programs historically have been responsible for a majority of the net revenues of the schools in Kaplan’s Higher Education Division which provide classroom-based instruction (including Kaplan College), accounting, for example, for slightly more than $100 million of the net revenues of such schools for the 12-month period ended December 31, 2001, and the significant role of Title IV funding in the operations of these schools is expected to continue.

         To maintain Title IV eligibility a school must comply with extensive statutory and regulatory requirements relating to its financial aid management, educational programs, financial strength, recruiting practices and various other matters. Among other things, the school must be authorized to offer its educational programs by the appropriate governmental body in the state in which it is located, be accredited by an accrediting agency recognized by the U.S. Department of Education (the “Department of Education”), and enter into a program participation agreement with the Department of Education.

         A school may lose its eligibility to participate in Title IV programs if student defaults on the repayment of Title IV loans exceed specified default rates (referred to as “cohort default rates”). A school whose cohort default rate exceeds 40% for any single year may have its eligibility to participate in Title IV programs limited, suspended or terminated at the discretion of the Department of Education. A school whose cohort default rate equals or exceeds 25% for three consecutive years will automatically lose its Title IV eligibility for at least two years unless the school can demonstrate exceptional circumstances justifying its continued eligibility. Moreover, a for-profit postsecondary institution, like each of these Kaplan schools, will lose its Title IV eligibility for at least one year if more than 90% of the institution’s cash receipts for any fiscal year are derived from Title IV programs.

         The Title IV program regulations also provide that not more than 50% of an eligible institution’s courses can be provided online and that, in some cases, not more than 50% of an eligible institution’s students can be enrolled in online courses, and impose certain other requirements intended to insure that individual programs (including online programs) eligible for Title IV funding include minimum amounts of instructional activity. However, Kaplan College currently is a participant in the distance education demonstration program of the Department of Education and as a result is exempt from the foregoing requirements until at least June 30, 2004. Legislation currently is pending in Congress which, if enacted, would exempt online courses from those requirements under certain circumstances, including the maintenance by the institution offering such courses of a cohort default rate of less than 10%.

         No proceeding is pending to fine any Kaplan school for a failure to comply with any Title IV requirement, or to limit, suspend or terminate the Title IV eligibility of any Kaplan school. However no assurance can be given that the Kaplan schools which currently participate in Title IV programs will maintain their Title IV eligibility in the future or that the Department of Education might not successfully assert that one or more of such schools have previously failed to comply with Title IV requirements. Most schools within Kaplan’s Higher Education Division are considered separately for the purpose of determining compliance with Title IV requirements. Thus if the Department of Education were to find that one or more of such schools had failed to comply with any applicable Title IV requirement and as a result suspended or terminated the Title IV eligibility of those schools, that action normally would not affect the Title IV eligibility of other Kaplan schools that had continued to comply with Title IV requirements.

         As a general matter, schools participating in Title IV programs are not financially responsible for the failure of their students to repay Title IV loans. However the Department of Education may fine a school for a failure to comply with Title IV requirements and may require a school to repay Title IV program funds if it finds that such funds have been improperly disbursed.

         Pursuant to Title IV program regulations, a school that undergoes a change in control must be reviewed and recertified by the Department of Education. Certifications obtained following a change in control are granted on a provisional basis which permits the school to continue participating in Title IV programs but provides fewer procedural protections if the Department of Education asserts a material violation of Title IV requirements. As a result of Kaplan’s acquisition of Quest, all of the schools owned by Quest at that time were provisionally certified by the Department of Education for a term expiring in June 2004; Kaplan will be eligible to apply for full certification for such schools in the spring of 2004. The schools acquired by Kaplan’s Higher Education Division subsequent to the Quest acquisition have also been provisionally certified by the Department of Education, generally for terms expiring approximately three years after the date of the acquisition.

         Several Title IV programs are subject to periodic legislative review and reauthorization. In addition, the availability of funding for each Title IV program is wholly contingent upon the outcome of the annual federal appropriations process.

         Whether as a result of changes in the laws and regulations governing Title IV programs, a reduction in Title IV program funding levels, or a failure of schools included in Kaplan’s Higher Education Division to maintain eligibility to participate in Title IV programs, a material reduction in the amount of Title IV financial assistance available to the students of these schools would have a significant negative impact on Kaplan’s operating results.

Other Activities

International Herald Tribune

         The Company beneficially owns 50% of the outstanding common stock of the International Herald Tribune, S.A.S., a French company which publishes the International Herald Tribune in Paris, France. This English-language newspaper has an average daily paid circulation of over 250,000 copies and is distributed in over 180 countries.

BrassRing

         The Company also beneficially owns a 49.5% equity interest in BrassRing LLC, an Internet-based career-assistance and hiring management company. The other principal members of BrassRing are the Tribune Company with a 26.9% interest, Gannett Co., Inc. with a 12.4% interest, and the venture capital firm Accel Partners with a 10.5% interest.

Production and Raw Materials

         The Washington Post is produced at the Company’s printing plants in Fairfax County, Virginia and Prince George’s County, Maryland. The Herald and The Enterprise Newspapers are produced at The Daily Herald Company’s plant in Everett, Washington, while The Gazette Newspapers and the Southern Maryland Newspapers are all printed at the commercial printing facilities owned by Post-Newsweek Media, Inc. Greater Washington Publishing’s periodicals are produced by independent contract printers with the exception of one periodical which is printed at one of the commercial printing facilities owned by Post-Newsweek Media, Inc. All PostNewsweek Tech Media publications are produced by independent contract printers.

         Newsweek’s domestic edition is produced by three independent contract printers at five separate plants in the United States; advertising inserts and photo-offset films for the domestic edition are also produced by independent contractors. The international editions of Newsweek are printed in England, Hong Kong, Singapore, Switzerland, the Netherlands, South Africa and Hollywood, Florida; insertions for The Bulletin are printed in Australia. Since 1997 Newsweek and a subsidiary of AOL Time Warner have used a jointly owned company based in England to provide production and distribution services for the Atlantic editions of both Newsweek and Time. Budget Travel is produced by one of the independent contract printers that also prints Newsweek’s domestic edition.

         In 2001 The Washington Post consumed about 199,000* tons of newsprint purchased from a number of suppliers, including Bowater Incorporated, which supplied approximately 27% of The Post’s 2001 newsprint requirements. Although in prior years some of the newsprint The Post purchased from Bowater Incorporated typically was provided by Bowater Mersey Paper Company Limited, 49% of the common stock of which is owned by the Company (the majority interest being held by a subsidiary of Bowater Incorporated), during 2001 none of the newsprint consumed by The Post came from that source. Bowater Mersey owns and operates a newsprint mill near Halifax, Nova Scotia, and owns extensive woodlands that provide part of the mill’s wood requirements. In 2001 Bowater Mersey produced about 246,000 tons of newsprint.

         The announced price of newsprint (excluding discounts) was approximately $750 per ton throughout 2001. Discounts from the announced price of newsprint can be substantial and prevailing discounts increased during the second half of the year. The Post believes it has adequate newsprint available through contracts with its various suppliers. Over 90% of the newsprint used by The Post includes some recycled content. The Company owns 80% of the stock of Capitol Fiber Inc., which handles and sells to recycling industries old newspapers and other paper collected in Washington, D.C., Maryland and northern Virginia.

         In 2001 the operations of The Daily Herald Company and Post-Newsweek Media, Inc. consumed approximately 6,900 and 19,600 tons of newsprint, respectively, which was obtained in each

*	All references in this report to newsprint tonnage and prices refer to short tons (2,000) and not to metric tons (2,204.6 pounds) which are often used in newsprint price quotations.

case from various suppliers. Approximately 80% of the newsprint used by The Daily Herald Company and 45% of the newsprint used by Post-Newsweek Media, Inc. includes some recycled content.

         The domestic edition of Newsweek consumed about 31,600 tons of paper in 2001, the bulk of which was purchased from six major suppliers. The current cost of body paper (the principal paper component of the magazine) is approximately $985 per ton.

         Over 90% of the aggregate domestic circulation of Newsweek is delivered by periodical (formerly second-class) mail, most Newsweek subscriptions are solicited by either first-class or standard A (formerly third-class) mail, and all PostNewsweek Tech Media publications are delivered by periodical mail. Thus, substantial increases in postal rates for these classes of mail could have a significant negative impact on the operating income of these business units. Rate increases of 3.0% for first-class mail, 9.9% for periodical mail, and 6.0% for standard A mail, went into effect on January 7, 2001, and additional increases of 2.6% for periodical mail and 1.7% for standard A mail went into effect on July 1, 2001. These actions increased annual postage costs by approximately $3.1 million at Newsweek and by nominal amounts at PostNewsweek Tech Media. Additionally, in January 2002 the U.S. Postal Service submitted to the Postal Rate Commission a proposed rate increase of approximately 8% for both periodical and standard A mail and 9% for first-class mail, each to be effective June 30, 2002. The Board of Governors of the U.S. Postal Service is expected to vote on this proposal sometime in March 2002. If this proposal is approved, Newsweek’s 2002 postage costs will be increased by about $1.7 million. On the other hand, since advertising distributed by standard A mail competes to some degree with newspaper advertising, the Company believes increases in standard A rates could have a positive impact on the advertising revenues of The Washington Post, The Herald, The Gazette Newspapers and Southern Maryland Newspapers, although the Company is unable to quantify the amount of such impact.

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

         Washingtonpost.Newsweek Interactive faces competition from many other Internet services as well as from alternative methods of delivering news and information. In addition, Internet-based services are carrying increasing amounts of advertising and over time such services could adversely affect the Company’s print publications and television broadcasting operations, all of which rely on advertising for the majority of their revenues. Several companies are offering online services containing information and advertising tailored for specific metropolitan areas, including the Washington, D.C. metropolitan area. Digital City (a subsidiary of AOL Time Warner) produces DigitalCity Washington, which is part of AOL’s nationwide network of local online sites. Other popular Internet sites, such as those of Yahoo! and Netscape Netcenter, offer their own version of a local, D.C.-area guide. National online classified advertising is becoming a particularly crowded field, with competitors such as Yahoo! and eBay aggregating large volumes of content into a national classified database covering a broad range of product lines. Other competitors are focusing on vertical niches in specific content areas: CarPoint, AutoTrader.com and Autobytel.com, for example, aggregate national car listings; Realtor.com aggregates national real estate listings; and Monster.com, HotJobs

(which was acquired by Yahoo! early in 2002) and CareerBuilder (which acquired Headhunter.net in 2001) aggregate employment listings.

         The Herald circulates principally in Snohomish County, Washington; its chief competitors are the Seattle Times and the Seattle Post-Intelligencer, which are daily and Sunday newspapers published in Seattle and whose Snohomish County circulation is principally in the southwest portion of the county. Since 1983 the two Seattle newspapers have consolidated their business and production operations and combined their Sunday editions pursuant to a joint operating agreement, although they continue to publish separate daily newspapers. The Enterprise Newspapers are distributed in south Snohomish and north King Counties where their principal competitors are the Seattle Times and The Journal Newspapers, a group of weekly controlled-circulation newspapers. Numerous other weekly and semi-weekly newspapers and shoppers are distributed in The Herald’s and The Enterprise Newspapers’ principal circulation areas.

         The circulation of The Gazette Newspapers is limited to Montgomery and Frederick Counties and parts of Prince George’s, Carroll, Anne Arundel and Howard Counties, Maryland. The Gazette Newspapers compete with many other advertising vehicles available in their service areas, including The Potomac and Bethesda/Chevy Chase Almanacs, The Western Montgomery Bulletin, The Bowie Blade-News, The West County News and The Laurel Leader, weekly controlled-circulation community newspapers, The Montgomery Sentinel, a weekly paid-circulation community newspaper, The Prince George’s Sentinel, a weekly controlled-circulation community newspaper (which also has a weekly paid-circulation edition), The Montgomery and Prince George’s Journals, daily paid-circulation community newspapers, and The Frederick News-Post, a daily paid-circulation community newspaper. The Southern Maryland Newspapers circulate in southern Prince George’s County and in Charles, Calvert and St. Mary’s Counties, Maryland, where they also compete with many other advertising vehicles available in their service areas, including the Calvert County Independent and St. Mary’s Today, weekly controlled-circulation community newspapers.

         The advertising periodicals published by Greater Washington Publishing compete both with many other forms of advertising available in their distribution area as well as with various other free-circulation advertising periodicals.

         The Company’s television stations compete for audiences and advertising revenues with television and radio stations and cable television systems serving the same or nearby areas, with direct broadcast satellite services and to a lesser degree with other video programming providers and with other media such as newspapers and magazines. Cable television systems operate in substantial portions of the Company’s broadcast markets where they compete for television viewers by importing out-of-market television signals and by distributing pay-cable, advertiser-supported and other programming that is originated for cable systems. In addition, direct broadcast satellite (“DBS”) services provide nationwide distribution of television programming (including in some cases pay-per-view programming and programming packages unique to DBS) using small receiving dishes and digital transmission technologies. In November 1999, Congress passed the Satellite Home Viewer Improvement Act, which gives DBS operators the ability to distribute the signals of local television stations to subscribers in the stations’ local market area (“local-into-local” service), although since April 2000 the DBS operator has been required to obtain the consent of each local television station included in such a service. The Company’s television stations in Miami, Detroit, Houston, Orlando and San Antonio currently are being distributed locally by satellite. Under an FCC rule implementing provisions of this Act, since January 2002 DBS operators that offer local-into-local service have been required to carry all full-power television stations that request such carriage in the markets in which the DBS operators have chosen to offer local-into-local service. A judicial challenge to this rule has been unsuccessful thus far. The FCC has also adopted rules that require certain program-exclusivity rules applicable to cable television to be applied to DBS operators, although certain of these rules, primarily relating to sports blackouts, are subject to reconsideration by the FCC. The Satellite Home Viewer Improvement Act also continues restrictions on the transmission of distant network stations by DBS operators. Under these restrictions, DBS operators are prohibited from distributing in a local market the signals of any distant network-affiliated television station except in areas where the over-the-air signal of the same network’s local affiliate is not available or where the local affiliate grants a waiver. Several lawsuits were filed beginning in 1996 in which plaintiffs (including all four major broadcast networks and network-affiliated stations including one of the Company’s Florida stations) alleged that certain DBS operators had not been complying with this restriction. The plaintiffs have entered into a settlement with DBS operator DirecTV, under which it will discontinue distant-network service to certain subscribers and alter the method by which it determines eligibility for this service. Litigation against DBS operator EchoStar is continuing. The Satellite Home Viewer Improvement Act also provides that certain distant-network subscribers whose service would have been discontinued as a result of this litigation will continue to have access to distant-network service through 2004. In addition to the matters discussed above, the Company’s television stations may also become subject to increased competition from low-power television stations, wireless cable services, satellite master antenna systems (which can carry pay-cable and similar program material) and prerecorded video programming. Further, the deployment of digital and other improved television technologies may enhance the ability of some of these other video providers to compete more effectively for viewers with the local television broadcasting stations owned by the Company.

         Cable television systems operate in a highly competitive environment. In addition to competing with the direct reception of television broadcast signals by the viewer’s own antenna, such systems (like existing television stations) are subject to competition from various other forms of television program delivery. In particular, DBS services (which are discussed in more detail in the preceding paragraph) have been growing rapidly and are now a significant competitive factor. The ability of DBS operators to provide local-into-local service (as described above) has increased competition between cable and DBS operators in markets where local-into-local service is provided. DBS operators are not required to provide local-into-local service, and some smaller markets may not receive this service for several years. However, in December 2000 Congress passed and the President signed legislation to provide $1.25 billion in federal loan guarantees to help satellite carriers (and cable operators) provide local TV signals to rural areas, and DBS operators have stated that they intend to provide local-into-local service in a greater number of markets in the future. In addition, if the Department of Justice and the FCC approve the proposed merger of EchoStar and Direct TV, the combined entity would be able to expand local-into-local service into many more markets by using satellite transmission capacity currently taken up by duplicative national and local channels. Local-into-local service is not yet offered in most markets in which the Company provides cable television service, but such services could be launched by DBS operators at any time. The Company’s cable television systems also compete with wireless cable services in several of their markets and may face additional competition from such services in the future. Moreover, the Telecommunications Act of 1996 permits telephone companies to own and operate cable television systems in the same areas where they provide telephone services and thus may lead to the provision of competing program delivery services by local telephone companies.

         According to figures compiled by Publishers’ Information Bureau, Inc., of the 263 magazines reported on by the Bureau, Newsweek ranked seventh in total advertising revenues in 2001, when it received approximately 2.1% of all advertising revenues of the magazines included in the report. The magazine industry is highly competitive both within itself and with other advertising media which compete for audience and advertising revenue.

         PostNewsweek Tech Media’s publications and trade show compete with many other advertising vehicles and sources of similar information.

         Kaplan competes in each of its test preparation product lines with a variety of regional and national test preparation businesses, as well as with individual tutors and in-school preparation for standardized tests. Kaplan’s Score Learning subsidiary competes with other regional and national learning centers, individual tutors and other educational businesses that target parents and students. Kaplan’s Professional Division competes with other companies which provide alternative or similar professional training, test-preparation and consulting services. Kaplan’s Higher Education Division competes with both facilities-based and other distance learning providers of similar educational services, including not-for-profit colleges and universities and for-profit businesses.

         The Company’s publications and television broadcasting and cable operations also compete for readers’ and viewers’ time with various other leisure-time activities.

         The future of the Company’s various business activities depends on a number of factors, including the general strength of the economy, population growth and the level of economic activity in the particular geographic and other markets it serves, the impact of technological innovations on entertainment, news and information dissemination systems, overall advertising revenues, the relative efficiency of publishing and broadcasting compared to other forms of advertising and, particularly in the case of television broadcasting and cable operations, the extent and nature of government regulations.

Executive Officers

         The executive officers of the Company, each of whom is elected for a one-year term at the meeting of the Board of Directors immediately following the Annual Meeting of Stockholders held in May of each year, are as follows:

         Donald E. Graham, age 56, has been Chairman of the Board of the Company since September 1993 and Chief Executive Officer of the Company since May 1991. Mr. Graham served as President of the Company from May 1991 until September 1993 and prior to that had been a Vice President of the Company for more than five years. Mr. Graham also served as Publisher of The Washington Post from 1979 until September 2000.

         Diana M. Daniels, age 52, has been Vice President and General Counsel of the Company since November 1988 and Secretary of the Company since September 1991. Ms. Daniels served as General Counsel of the Company from January 1988 to November 1988 and prior to that had been Vice President and General Counsel of Newsweek, Inc. since 1979.

         Ann L. McDaniel, age 46, became Vice President-Human Resources of the Company in September 2001. Ms. McDaniel had previously served as Senior Director of Human Resources of the Company since January 2001, and prior to that held various editorial positions at Newsweek for more than five years, most recently as Managing Editor, a position she assumed in November 1998.

         John B. Morse, Jr., age 55, has been Vice President-Finance of the Company since November 1989. He joined the Company as Vice President and Controller in July 1989, and prior to that had been a partner of Price Waterhouse.

         Gerald M. Rosberg, age 55, was named Vice President-Planning and Development of the Company in February 1999. Mr. Rosberg had previously served as Vice President-Affiliates at The Washington Post, a position he assumed in November 1997. Mr. Rosberg joined the Company in January 1996 as The Post’s Director of Affiliate Relations.

Employees

         The Company and its subsidiaries employ approximately 12,300 persons on a full-time basis.

         The Washington Post has approximately 2,680 full-time employees. About 1,615 of The Post’s full-time employees and about 500 part-time employees are represented by one or another of seven unions. Collective bargaining agreements are currently in effect with locals of the following unions covering the full-time and part-time employees and expiring on the dates indicated: 1,489 editorial, newsroom and commercial department employees represented by the Communications Workers of America (May 18, 2002); 76 paperhandlers and general workers represented by the Graphic Communications International Union (November 20, 2004); 43 machinists represented by the International Association of Machinists (January 10, 2004); 33 photoengravers-platemakers represented by the Graphic Communications International Union (February 14, 2004); 28 electricians represented by the International Brotherhood of Electrical Workers (June 17, 2004); 36 engineers, carpenters and painters represented by the International Union of Operating Engineers (March 31, 2002); and 297 mailers and 111 mailroom helpers represented by the Communications Workers of America (May 18, 2003).

         Washingtonpost.Newsweek Interactive has approximately 240 full-time and 35 part-time employees, none of whom is represented by a union.

         Of the approximately 280 full-time and 105 part-time employees at The Daily Herald Company, about 65 full-time and 25 part-time employees are represented by one or another of three unions. The newspaper’s collective bargaining agreement with the Graphic Communications International Union, which represents press operators, expires on March 15, 2005 and its agreement with the International Brotherhood of Teamsters, which represents bundle haulers, will expire on September 22, 2003. The Newspaper’s agreement with the Communications Workers of America, which represents printers and mailers, expired on October 31, 2001, and a new agreement is currently being negotiated.

         Newsweek has approximately 750 full-time employees (including about 155 editorial employees represented by the Communications Workers of America under a collective bargaining agreement which will expire in December 2003).

         The Company’s broadcasting operations have approximately 965 full-time employees, of whom about 240 are union-represented. Of the eight collective bargaining agreements covering union-represented employees, two have expired and are being renegotiated. Two other collective bargaining agreements will expire in 2002.

         The Company’s Cable Television Division has approximately 1,600 full-time employees. Kaplan and its subsidiary companies together employ approximately 4,990 persons on a full-time basis (which number does not include substantial numbers of part-time employees who serve in instructional and clerical capacities). Post-Newsweek Media, Inc. has approximately 675 full-time and 130 part-time employees. Robinson Terminal Warehouse Corporation (the Company’s newsprint warehousing and distribution subsidiary) and Greater Washington Publishing each employ fewer than 100 persons. None of these units’ employees is represented by a union.

Forward-Looking Statements

         All public statements made by the Company and its representatives which are not statements of historical fact, including certain statements in this Annual Report on Form 10-K and in the Company’s 2001 Annual Report to Stockholders, are “forward-looking statements” within the meaning of the

Private Securities Litigation Reform Act of 1995. Forward-looking statements include comments about the Company’s business strategies and objectives, the prospects for growth in the Company’s various business operations, and the Company’s future financial performance. As with any projection or forecast, forward-looking statements are subject to various risks and uncertainties that could cause actual results or events to differ materially from those anticipated in such statements. In addition to the various matters discussed elsewhere in this Annual Report on Form 10-K (including the financial statements and other items filed herewith), specific factors identified by the Company that might cause such a difference include the following: changes in prevailing economic conditions, particularly in the specific geographic and other markets served by the Company; actions of competitors, including price changes and the introduction of competitive service offerings; changes in the preferences of readers, viewers and advertisers, particularly in response to the growth of Internet-based media; changes in communications and broadcast technologies; the effects of changing cost or availability of raw materials, including changes in the cost or availability of newsprint and magazine body paper; changes in the extent to which standardized tests are used in the admissions process by colleges and graduate schools; changes in the extent to which licensing or proficiency examinations are used to qualify individuals to pursue certain careers; changes in laws or regulations, including changes that affect the way business entities are taxed; and changes in accounting principles or in the way such principles are applied.

Item 2. Properties.

         The Company owns the principal offices of The Washington Post in downtown Washington, D.C., including both a seven-story building in use since 1950 and a connected nine-story office building on contiguous property completed in 1972 in which the Company’s principal executive offices are located. Additionally, the Company owns land on the corner of 15th and L Streets, N.W., in Washington, D.C., adjacent to The Washington Post office building. This land is leased on a long-term basis to the owner of a multi-story office building which was constructed on the site in 1982. The Company rents a number of floors in this building. The Company also owns and occupies a small office building on L Street which is next to The Post’s downtown office building.

         In 1980 the Company built a printing plant on 13 acres of land owned by the Company in Fairfax County, Virginia, and in 1998 completed an expansion of that facility. Also in 1998 the Company completed construction of a new printing plant and distribution facility for The Post on a 17-acre tract of land in Prince George’s County, Maryland which was purchased by the Company in 1996. In addition, the Company owns undeveloped land near Dulles Airport in Fairfax County, Virginia (39 acres) and in Prince George’s County, Maryland (34 acres).

         The Herald owns its plant and office building in Everett, Washington; it also owns two warehouses adjacent to its plant and a small office building in Lynnwood, Washington.

         Post-Newsweek Media, Inc. owns a two-story brick building that serves as its headquarters and as headquarters for The Gazette Newspapers and a separate two-story brick building that houses its Montgomery County commercial printing business. All of these properties are located in Gaithersburg, Maryland. In addition, Post-Newsweek Media, Inc. owns a one-story brick building in Waldorf, Maryland that houses its Charles County commercial printing business and also serves as the headquarters for two of the Southern Maryland Newspapers. The other editorial and sales offices for The Gazette Newspapers and the Southern Maryland Newspapers are located in leased premises. The PostNewsweek Tech Media Division leases office space in Washington, D.C., Silver Spring, Maryland, Fairfax, Virginia and San Francisco, California.

         The principal offices of Newsweek are located at 251 West 57th Street in New York City, where Newsweek rents space on nine floors. The lease on this space will expire in 2009 but is renewable for a 15-year period at Newsweek’s option at rentals to be negotiated or arbitrated. Budget Travel’s offices are also located in New York City where they occupy premises under a lease which expires in 2010. In 1997 Newsweek sold its Mountain Lakes, N.J. facility to a third party and leased back a portion of this building to house its accounting, production and distribution departments. The lease on this space will expire in 2007 but is renewable for two 5-year periods at Newsweek’s option.

         The headquarters offices of the Company’s broadcasting operations are located in Detroit, Michigan in the same facilities that house the offices and studios of WDIV. That facility and those that house the operations of each of the Company’s other television stations are all owned by subsidiaries of the Company, as are the related tower sites (except in Houston, Orlando and Jacksonville where the tower sites are 50% owned).

         The headquarters offices of the Cable Television Division are located in a three-story office building in Phoenix, Arizona which was purchased by Cable One in 1998. The majority of the offices and head-end facilities of the Division’s individual cable systems are located in buildings owned by Cable One. Substantially all the tower sites used by the Division are leased.

         Robinson Terminal Warehouse Corporation owns two wharves and several warehouses in Alexandria, Virginia. These facilities are adjacent to the business district and occupy approximately seven acres of land. Robinson also owns two partially developed tracts of land in Fairfax County, Virginia, aggregating about 22 acres. These tracts are near The Washington Post’s Virginia printing plant and include several warehouses. In 1992 Robinson purchased approximately 23 acres of undeveloped land on the Potomac River in Charles County, Maryland, for the possible construction of additional warehouse capacity.

         Kaplan owns a total of eight buildings including a six-story building located at 131 West 56th Street in New York City, which serves as an educational center primarily for foreign students, and a 2,300 square foot office condominium in Chapel Hill, North Carolina which it utilizes for its Test Prep business. Kaplan also owns a 15,000 square foot three-story building in Berkeley, California utilized for its foreign and Test Prep businesses. Kaplan’s Quest subsidiary owns a 39,000 square foot four-story brick building and a 19,000 square foot two-story brick building in Lincoln, Nebraska which are used by the Lincoln School of Commerce, a 25,000 square foot one-story building in Omaha, Nebraska used by the Nebraska College of Business, a 131,000 square foot five-story brick building in Manchester, New Hampshire used by Hesser College, and an 18,000 square foot one-story brick building in Dayton, Ohio used by the Ohio Institute of Photography and Technology. Kaplan’s principal educational center in New York City for other than international students is located at 16 Cooper Square, where Kaplan rents two floors under a lease expiring in 2013. Kaplan’s distribution facilities are located in a 169,000 square foot warehouse in Aurora, Illinois which has been rented under a lease which expires in 2010. Kaplan’s headquarters offices are located at 888 Seventh Avenue in New York City, where Kaplan rents space on three floors under a lease which expires in 2007. All other Kaplan facilities (including administrative offices and instructional locations) occupy leased premises.

         The offices of Washingtonpost.Newsweek Interactive are located in Arlington, Virginia, and the offices of Greater Washington Publishing are located in Fairfax, Virginia. The office space for each of these units is leased.

Item 3. Legal Proceedings.

         The Company, its wholly owned subsidiary The Gazette Newspapers, Inc. (now Post-Newsweek Media, Inc.), and the Washington Suburban Press Network, Inc. (a corporation jointly owned by the Gazette and another media investor), are parties to an antitrust lawsuit filed on February 28, 2001, by the owners of several local Maryland newspapers in the United States District Court for the District of Maryland. This suit, which followed the Gazette’s acquisition of the Southern Maryland Newspapers, alleges that the Company, the Gazette, and the Washington Suburban Press Network, Inc. have combined to restrain trade in the community newspaper market in Montgomery, Prince George’s, and several other counties in Maryland in violation of federal and state antitrust statutes. The suit also includes state law claims against the Company and the Gazette of unfair competition, tortious interference with contract, and tortious interference with advantageous economic relations. The suit seeks unspecified damages (which in certain instances may be trebled by statute) and attorneys’ fees, as well as injunctive relief (including the divestiture of the Gazette by the Company). On August 9, 2001, the Court dismissed several of plaintiffs’ claims. On August 17, 2001, plaintiffs filed an Amended Complaint alleging substantially similar violations of law and seeking similar relief. On September 10, 2001, the Company and the Gazette filed an answer denying all allegations of illegal conduct. The Court set a discovery deadline of April 9, 2002, and a motions deadline of May 15, 2002; a trial date has not been set. In addition, the Company has learned that both the Antitrust Division of the United States Department of Justice and the Antitrust Division of the Maryland Attorney General’s Office were asked in early 2001 to review the Gazette’s acquisition of the Southern Maryland Newspapers, and later in 2001 the Maryland Attorney General’s Office requested certain information from the Company concerning the commercial printing business in suburban Maryland. However to date neither agency has challenged the acquisition of the Southern Maryland Newspapers. The Company and its subsidiaries are also defendants in various other civil lawsuits that have arisen in the ordinary course of their businesses, including actions for libel and invasion of privacy. While it is not possible to predict the outcome of these lawsuits and other matters, in the opinion of management their ultimate dispositions should not have a material adverse effect on the financial position, liquidity or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

         The Company’s Class B Common Stock is traded on the New York Stock Exchange under the symbol “WPO.” The Company’s Class A Common Stock is not publicly traded.

         The high and low sales prices of the Company’s Class B Common Stock during the last two years were:

	2001		2000

Quarter	High	Low	High	Low

January — March	$652	$524	$587	$472

April — June	608	542	541	471

July — September	599	470	528	467

October — December	540	479	629	508

         During 2001 the Company repurchased 714 shares of its Class B Common Stock.

         At February 19, 2002, there were 29 holders of record of the Company’s Class A Common Stock and 1,063 holders of record of the Company’s Class B Common Stock.

         Both classes of the Company’s Common Stock participate equally as to dividends. Quarterly dividends were paid at the rate of $1.40 per share during 2001 and $1.35 per share during 2000.

Item 6. Selected Financial Data.

         See the information for the years 1997 through 2001 contained in the table titled “Ten-Year Summary of Selected Historical Financial Data” which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 30 hereof (with only the information for such years to be deemed filed as part of this Annual Report on Form 10-K).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

         See the information contained under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition” which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 30 hereof.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The Company is exposed to market risk in the normal course of its business due primarily to its ownership of marketable equity securities which are subject to equity price risk and to its borrowing activities which are subject to interest rate risk.

Equity Price Risk

         The Company has common stock investments in several publicly traded companies (as discussed in Note C to the Company’s consolidated Financial Statements) that are subject to market price volatility. The fair value of these common stock investments totaled $235,405,000 at December 30, 2001.

         The following table presents the hypothetical change in the aggregate fair value of the Company’s common stock investments in publicly traded companies assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the market price of each stock included therein:

Value of Common Stock Investments			Value of Common Stock Investments
Assuming Indicated Decrease in			Assuming Indicated Increase in
Each Stock's Price			Each Stock's Price

-30%	-20%	-10%	+10%	+20%	+30%

$164,783,500	$188,324,000	$211,864,500	$258,945,500	$282,486,000	$306,026,500

         During the 12 quarters since the end of the Company’s 1998 fiscal year, market price movements caused the aggregate fair value of the Company’s common stock investments in publicly traded companies to change by approximately 20% in one quarter, 15% in two quarters and by less then 10% in each of the other nine quarters.

Interest Rate Risk

         At December 30, 2001, the Company had short-term commercial paper borrowings outstanding of $533,896,000 at an average interest rate of 2.0%. At December 31, 2000, the Company had commercial paper borrowings outstanding of $525,367,000 at an average interest rate of 6.6%. The Company is exposed to interest rate risk with respect to such borrowings since an increase in commercial paper borrowing rates would increase the Company’s interest expense on its commercial paper borrowings. Assuming a hypothetical 100 basis point increase in its average commercial paper borrowing rates from those that prevailed during the Company’s 2001 and 2000 fiscal years, the Company’s interest expense would have been greater by approximately $5,700,000 in fiscal 2001 and by approximately $4,600,000 in fiscal 2000.

         The Company’s long-term debt consists of $400,000,000 principal amount of 5.5% unsecured notes due February 15, 2009 (the “Notes”). At December 30, 2001, the aggregate fair value of the Notes, based upon quoted market prices, was $387,720,000. An increase in the market rate of interest applicable to the Notes would not increase the Company’s interest expense with respect to the Notes since the rate of interest the Company is required to pay on the Notes is fixed, but such an increase in rates would affect the fair value of the Notes. Assuming, hypothetically, that the market interest rate applicable to the Notes was 100 basis points higher than the Notes’ stated interest rate of 5.5%, the fair value of the Notes would be approximately $377,464,000. Conversely, if the market interest rate applicable to the Notes was 100 basis points lower than the Notes’ stated interest rate, the fair value of the Notes would then be approximately $424,107,000.

Item 8. Financial Statements and Supplementary Data.

         See the Company’s Consolidated Financial Statements at December 30, 2001, and for the periods then ended, together with the report of PricewaterhouseCoopers LLP thereon and the information contained in Note M to said Consolidated Financial Statements titled “Summary of Quarterly Operating Results and Comprehensive Income (Unaudited),” which are included in this Annual Report on Form 10-K and listed in the index to financial information on page 30 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information contained under the heading “Executive Officers” in Item 1 hereof and the information contained under the headings “Nominees for Election by Class A Stockholders,” “Nominees for Election by Class B Stockholders” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2002 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 11. Executive Compensation.

         The information contained under the headings “Compensation of Directors,” “Executive Compensation,” “Retirement Plans,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Performance Graph” in the

definitive Proxy Statement for the Company’s 2002 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information contained under the heading “Stock Holdings of Certain Beneficial Owners and Management” in the definitive Proxy Statement for the Company’s 2002 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions.

         The information contained under the heading “Certain Relationships and Related Transactions” in the definitive Proxy Statement for the Company’s 2002 Annual Meeting of Stockholders is incorporated herein by reference thereto.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)  The following documents are filed as part of this report:

(i) Financial Statements and Financial Statement Schedules

As listed in the index to financial information on page 30 hereof.

(ii) Exhibits

As listed in the index to exhibits on page 62 hereof.

         (b)  Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2002.

THE WASHINGTON POST COMPANY (Registrant)

By	John B. Morse, Jr. John B. Morse, Jr. Vice President-Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 2002:

Donald E. Graham	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director

John B. Morse, Jr.	Vice President-Finance (Principal Financial and Accounting Officer)

Warren E. Buffett	Director

Daniel B. Burke	Director

Barry Diller	Director

John L. Dotson, Jr.	Director

George J. Gillespie, III	Director

Ralph E. Gomory	Director

Donald R. Keough	Director

Richard D. Simmons	Director

George W. Wilson	Director

By	John B. Morse, Jr. John B. Morse, Jr. Vice President-Finance

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

In our opinion, the consolidated financial statements referred to under Item 14(a)(i) on page 28 and listed in the index on page 30 present fairly, in all material respects, the financial position of The Washington Post Company and its subsidiaries at December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to under Item 14(a)(i) on page 28 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Washington, D.C.
January 25, 2002

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal year ended

	December 30,	December 31,	January 2,
(in thousands, except per share amounts)	2001	2000	2000

Operating Revenues

Advertising	$1,209,327	$1,396,583	$1,330,560

Circulation and subscriber	658,620	601,258	579,693

Education	493,271	352,753	240,075

Other	55,455	61,556	65,243

	2,416,673	2,412,150	2,215,571

Operating Costs and Expenses

Operating	1,392,750	1,308,063	1,189,734

Selling, general, and administrative	586,758	583,623	474,586

Depreciation of property, plant, and equipment	138,300	117,948	104,235

Amortization of goodwill and other intangibles	78,933	62,634	58,563

	2,196,741	2,072,268	1,827,118

Income from Operations	219,932	339,882	388,453

Equity in losses of affiliates	(68,659)	(36,466)	(8,814)

Interest income	2,167	967	1,097

Interest expense	(49,640)	(54,731)	(26,786)

Other income (expense), net	283,739	(19,782)	21,435

Income Before Income Taxes	387,539	229,870	375,385

Provision for Income Taxes	157,900	93,400	149,600

Net Income	229,639	136,470	225,785

Redeemable Preferred Stock Dividends	(1,052)	(1,026)	(950)

Net Income Available for Common Shares	$228,587	$135,444	$224,835

Basic Earnings per Common Share	$24.10	$14.34	$22.35

Diluted Earnings per Common Share	$24.06	$14.32	$22.30

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal year ended

	December 30,	December 31,	January 2,
(in thousands)	2001	2000	2000

Net Income	$229,639	$136,470	$225,785

Other Comprehensive Income (Loss)

Foreign currency translation adjustments	(3,104)	(1,685)	(3,289)

Change in net unrealized gain on available-for-sale securities	14,528	13,527	(48,176)

Less reclassification adjustment for realized losses (gains) included in net income	3,238	(197)	(11,995)

	14,662	11,645	(63,460)

Income tax (expense) benefit related to other comprehensive income (loss)	(6,987)	(5,097)	23,460

	7,675	6,548	(40,000)

Comprehensive Income	$237,314	$143,018	$185,785

The information on pages 37 through 49 is an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS

	December 30,	December 31,
(in thousands)	2001	2000

Assets

Current Assets

Cash and cash equivalents	$31,480	$20,345

Investments in marketable equity securities	16,366	10,948

Accounts receivable, net	279,328	306,016

Federal and state income taxes	10,253	12,370

Inventories	19,042	15,178

Other current assets	40,388	40,210

	396,857	405,067

Property, Plant, and Equipment

Buildings	267,658	263,311

Machinery, equipment, and fixtures	1,422,228	1,217,282

Leasehold improvements	79,108	70,706

	1,768,994	1,551,299

Less accumulated depreciation	(794,596)	(736,781)

	974,398	814,518

Land	34,733	38,000

Construction in progress	89,080	74,543

	1,098,211	927,061

Investments in Marketable Equity Securities	219,039	210,189

Investments in Affiliates	80,936	131,629

Goodwill and Other Intangibles, less accumulated amortization of $443,282 and $404,513	1,205,747	1,007,720

Prepaid Pension Cost	447,688	374,084

Deferred Charges and Other Assets	110,620	144,993

	$3,559,098	$3,200,743

The information on pages 37 through 49 is an integral part of the financial statements.

	December 30,	December 31,
(in thousands, except share amounts)	2001	2000

Liabilities and Shareholders’ Equity

Current Liabilities

Accounts payable and accrued liabilities	$298,565	$273,076

Deferred subscription revenue	85,525	85,721

Short-term borrowings	50,000	50,000

	434,090	408,797

Postretirement Benefits Other Than Pensions	130,824	128,764

Other Liabilities	192,540	178,029

Deferred Income Taxes	221,949	117,731

Long-Term Debt	883,078	873,267

	1,862,481	1,706,588

Commitments and Contingencies

Redeemable Preferred Stock, Series A, $1 par value, with a redemption and liquidation value of $1,000 per share; 23,000 shares authorized; 13,132 and 13,148 shares issued and outstanding	13,132	13,148

Preferred Stock, $1 par value; 977,000 shares authorized, none issued	—	—

Common Shareholders’ Equity

Common stock

Class A common stock, $1 par value; 7,000,000 shares authorized; 1,722,250 and 1,739,250 shares issued and outstanding	1,722	1,739

Class B common stock, $1 par value; 40,000,000 shares authorized; 18,277,750 and 18,260,750 shares issued; 7,772,616 and 7,721,225 shares outstanding	18,278	18,261

Capital in excess of par value	142,814	128,159

Retained earnings	3,029,595	2,854,122

Accumulated other comprehensive income (loss), net of taxes

Cumulative foreign currency translation adjustment	(9,678)	(6,574)

Unrealized gain on available-for-sale securities	24,281	13,502

Cost of 10,505,134 and 10,539,525 shares of Class B common stock held in treasury	(1,523,527)	(1,528,202)

	1,683,485	1,481,007

	$3,559,098	$3,200,743

The information on pages 37 through 49 is an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended

	December 30,	December 31,	January 2,
(in thousands)	2001	2000	2000

Cash Flows from Operating Activities:

Net income	$229,639	$136,470	$225,785

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation of property, plant, and equipment	138,300	117,948	104,235

Amortization of goodwill and other intangibles	78,933	62,634	58,563

Net pension benefit	(76,945)	(65,312)	(84,416)

Early retirement program expense	3,344	29,049	2,733

Gain from sale or exchange of certain businesses	(321,091)	—	—

Loss (gain) on disposition of marketable equity securities and cost method investments, net	511	(11,588)	(38,799)

Cost method investment and other write-downs	36,672	23,097	13,555

Equity in losses of affiliates, net of distributions	68,659	37,406	9,744

Provision for deferred income taxes	97,302	(7,743)	29,988

Change in assets and liabilities:

Decrease (increase) in accounts receivable, net	28,803	(44,413)	(28,194)

(Increase) decrease in inventories	(3,390)	(1,265)	6,264

Increase (decrease) in accounts payable and accrued liabilities	24,756	22,192	(7,749)

Decrease (increase) in income taxes receivable	1,591	36,227	(2,909)

Decrease in other assets and other liabilities, net	38,294	23,141	3,314

Other	3,452	10,701	(1,521)

Net cash provided by operating activities	348,830	368,544	290,593

Cash Flows from Investing Activities:

Investments in certain businesses	(104,356)	(212,274)	(90,455)

Net proceeds from sale of businesses	61,921	1,650	2,000

Purchases of property, plant, and equipment	(224,227)	(172,383)	(130,045)

Purchases of marketable equity securities	—	—	(23,332)

Purchases of cost method investments	(11,675)	(42,459)	(33,549)

Investments in affiliates	(21,112)	(12,430)	—

Proceeds from sale of marketable equity securities	145	6,332	54,805

Other	1,477	8,036	12,605

Net cash used in investing activities	(297,827)	(423,528)	(207,971)

Cash Flows from Financing Activities:

Issuance of commercial paper, net	10,072	35,071	34,087

Issuance of notes	—	—	397,620

Dividends paid	(54,166)	(52,024)	(53,326)

Common shares repurchased	(445)	(96)	(425,865)

Proceeds from exercise of stock options	4,671	7,056	25,151

Other	—	9,843	—

Net cash used in financing activities	(39,868)	(150)	(22,333)

Net Increase (Decrease) in Cash and Cash Equivalents	11,135	(55,134)	60,289

Cash and Cash Equivalents at Beginning of Year	20,345	75,479	15,190

Cash and Cash Equivalents at End of Year	$31,480	$20,345	$75,479

Supplemental Cash Flow Information:

Cash paid during the year for:

Income taxes	$52,600	$95,000	$125,000

Interest, net of amounts capitalized	$48,000	$52,700	$16,000

The information on pages 37 through 49 is an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

					Cumulative	Unrealized
					Foreign	Gain on
	Class A	Class B	Capital in		Currency	Available-
	Common	Common	Excess of	Retained	Translation	for-Sale	Treasury
(in thousands)	Stock	Stock	Par Value	Earnings	Adjustment	Securities	Stock

Balance, January 3, 1999	$1,739	$18,261	$46,199	$2,597,217	$(1,600)	$41,980	$(1,115,693)

Net income for the year				225,785

Dividends paid on common stock— $5.20 per share				(52,376)

Dividends paid on redeemable preferred stock				(950)

Repurchase of 744,095 shares of Class B common stock							(425,865)

Issuance of 90,247 shares of Class B common stock, net of restricted stock award forfeitures			16,023				10,425

Change in foreign currency translation adjustment (net of taxes)					(3,289)

Change in unrealized gain on available-for-sale securities (net of taxes)						(36,711)

Issuance of subsidiary stock (net of taxes)			34,571

Tax benefits arising from employee stock plans			12,074

Balance, January 2, 2000	1,739	18,261	108,867	2,769,676	(4,889)	5,269	(1,531,133)

Net income for the year				136,470

Dividends paid on common stock— $5.40 per share				(50,998)

Dividends paid on redeemable preferred stock				(1,026)

Repurchase of 200 shares of Class B common stock							(96)

Issuance of 21,279 shares of Class B common stock, net of restricted stock award forfeitures			4,433				3,027

Change in foreign currency translation adjustment (net of taxes)					(1,685)

Change in unrealized gain on available-for-sale securities (net of taxes)						8,233

Issuance of subsidiary stock (net of taxes)			13,332

Tax benefits arising from employee stock plans			1,527

Balance, December 31, 2000	1,739	18,261	128,159	2,854,122	(6,574)	13,502	(1,528,202)

Net income for the year				229,639

Dividends paid on common stock— $5.60 per share				(53,114)

Dividends paid on redeemable preferred stock				(1,052)

Repurchase of 714 shares of Class B common stock							(445)

Issuance of 35,105 shares of Class B common stock, net of restricted stock award forfeitures			10,639				5,120

Change in foreign currency translation adjustment (net of taxes)					(3,104)

Change in unrealized gain on available-for-sale securities (net of taxes)						10,779

Conversion of Class A common stock to Class B common stock	(17)	17

Tax benefits arising from employee stock plans			4,016

Balance, December 30, 2001	$1,722	$18,278	$142,814	$3,029,595	$(9,678)	$24,281	$(1,523,527)

The information on pages 37 through 49 is an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[A] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Washington Post Company (the “Company”) is a diversified media organization whose principal operations consist of newspaper publishing (primarily The Washington Post newspaper), television broadcasting (through the ownership and operation of six network-affiliated television stations), the ownership and operation of cable television systems, and magazine publishing (primarily Newsweek magazine). Through its subsidiary Kaplan, Inc., the Company provides educational services for individuals, schools, and businesses. The Company also owns and operates a number of media web sites for the primary purpose of developing the Company’s newspaper and magazine publishing businesses on the World Wide Web.

Fiscal Year. The Company reports on a 52–53 week fiscal year ending on the Sunday nearest December 31. The fiscal years 2001, 2000, and 1999, which ended on December 30, 2001, December 31, 2000, and January 2, 2000, respectively, included 52 weeks. With the exception of the newspaper publishing operations, subsidiaries of the Company report on a calendar-year basis.

Principles of Consolidation. The accompanying financial statements include the accounts of the Company and its subsidiaries; significant intercompany transactions have been eliminated.

Presentation. Certain amounts in previously issued financial statements have been reclassified to conform to the 2001 presentation.

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

Investments in Marketable Equity Securities. The Company’s investments in marketable equity securities are classified as available-for-sale and therefore are recorded at fair value in the Consolidated Balance Sheets, with the change in fair value during the period excluded from earnings and recorded net of tax as a separate component of comprehensive income. Marketable equity securities that the Company expects to hold long-term are classified as non-current assets.

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

Investments in Affiliates. The Company uses the equity method of accounting for its investments in and earnings or losses of affiliates that it does not control but over which it does exert significant influence.

Cost Method Investments. The Company uses the cost method of accounting for its minority investments in non-public companies where it does not have significant influence over the operations and management of the investee. Investments are recorded at the lower of cost or fair value as estimated by management. Charges recorded to write-down cost method investments to estimated fair value and gross realized gains or losses upon the sale of cost method investments are included in “Other income (expense), net” in the Consolidated Statements of Income.

Goodwill and Other Intangibles. Goodwill and other intangibles represent the unamortized excess of the cost of acquiring subsidiary companies over the fair values of such companies’ net tangible assets at the dates of acquisition. Goodwill and other intangibles are being amortized by use of the straight-line method over periods ranging from 15 to 40 years (with the majority being amortized over 15 to 25 years). See New Accounting Pronouncements below for additional discussion.

Long-lived Assets. The recoverability of long-lived assets, including goodwill and other intangibles, is assessed whenever adverse events and changes in circumstances indicate that previously anticipated undiscounted cash flows warrant assessment.

Program Rights. The broadcast subsidiaries are parties to agreements that entitle them to show syndicated and other programs on television. The costs of such program rights are recorded when the programs are available for broadcasting, and such costs are charged to operations as the programming is aired.

Revenue Recognition. Revenue from media advertising is recognized, net of agency commissions, when the underlying advertisement is published or broadcast. Revenues from newspaper and magazine subscriptions are recognized upon delivery. Revenues from newspaper retail sales are recognized upon delivery, and revenues from magazine retail sales are recognized on the later of delivery or cover date, with adequate provision made for anticipated sales returns. Cable subscriber revenue is recognized monthly as services are delivered. Education revenue is recognized ratably over the period during which educational services are delivered.

The Company bases its estimates for sales returns on historical experience and has not experienced significant fluctuations between estimated and actual return activity. Amounts received from customers in advance of revenue recognition are deferred as liabilities. Deferred revenue to be earned after one year is included in “Other Liabilities” in the Consolidated Balance Sheets.

Postretirement Benefits Other Than Pensions. The Company provides healthcare and life insurance benefits for certain retired employees. The expected cost of providing these postretirement benefits is accrued over the years that employees render services.

Income Taxes. The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities.

Foreign Currency Translation. Gains and losses on foreign currency transactions and the translation of the accounts of the Company’s foreign operations where the U.S. dollar is the functional currency are recognized currently in the Consolidated Statements of Income. Gains and losses on translation of the accounts of the Company’s foreign operations, where the local currency is the functional currency, and the Company’s equity investments in its foreign affiliates are accumulated and reported as a separate component of equity and comprehensive income.

Stock-based Compensation. The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Pro forma disclosures of net income and earnings per share as if the fair value based method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense are provided in Note G.

Sale of Subsidiary/Affiliate Securities. The Company records investment basis gains arising from the sale of equity interests in subsidiaries and affiliates that are in the early stages of building their operations as additional paid-in capital, net of taxes.

New Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 supersedes APB 17 and provides, among other provisions, that (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to 40 years. The Company adopted SFAS No. 142 effective in fiscal 2002 and estimates that the application of its requirements will result in the cessation of most of the periodic charges presently being recorded from the amortization of goodwill and other intangible assets.

[B] ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts receivable at December 30, 2001 and December 31, 2000 consist of the following:

(in thousands)	2001	2000

Trade accounts receivable, less estimated returns, doubtful accounts, and allowances of $73,248 and $65,198	$261,898	$277,788

Other accounts receivable	17,430	28,228

	$279,328	$306,016

Accounts payable and accrued liabilities at December 30, 2001 and December 31, 2000 consist of the following:

(in thousands)	2001	2000

Accounts payable and accrued expenses	$158,744	$163,197

Accrued compensation and related benefits	89,061	66,169

Deferred tuition revenue	45,219	36,414

Due to affiliates (newsprint)	5,541	7,296

	$298,565	$273,076

[C] INVESTMENTS

Investments In Marketable Equity Securities. Investments in marketable equity securities at December 30, 2001 and December 31, 2000 consist of the following:

(in thousands)	2001	2000

Total cost	$195,661	$199,159

Net unrealized gains	39,744	21,978

Total fair value	$235,405	$221,137

At December 30, 2001 and December 31, 2000, the Company’s ownership of 2,634 shares of Berkshire Hathaway Inc. (“Berkshire”) Class A common stock and 9,845 shares of Berkshire Class B common stock accounted for $219,039,000, or 93 percent, and $210,189,000, or 95 percent, respectively, of the total fair value of the Company’s investments in marketable equity securities. The remaining investments in marketable equity securities at December 30, 2001 and December 31, 2000 consisted of common stock investments in various publicly traded companies, most of which have concentrations in Internet business activities. In most cases, the Company obtained ownership of these common stocks as a result of merger or acquisition transactions in which these companies merged or acquired various small Internet-related companies in which the Company held minor investments.

Berkshire is a holding company owning subsidiaries engaged in a number of diverse business activities; the most significant of which consist of property and casualty insurance business conducted on both a direct and reinsurance basis. Berkshire also owns approximately 18 percent of the common stock of the Company. The chairman, chief executive officer, and largest shareholder of Berkshire, Mr. Warren Buffett, is a member of the Company’s Board of Directors. Neither Berkshire nor Mr. Buffett participated in the Company’s evaluation, approval, or execution of its decision to invest in Berkshire common stock. The Company’s investment in Berkshire common stock is less than 1 percent of the consolidated equity of Berkshire. At December 30, 2001 and at December 31, 2000, the gross unrealized gain related to the Company’s Berkshire stock investment totaled $34,121,000 and $25,271,000, respectively. The Company presently intends to hold the Berkshire common stock investment long term; thus the investment has been classified as a non-current asset in the Consolidated Balance Sheets.

During 2001, 2000, and 1999 proceeds from sales of marketable equity securities were $145,000, $6,332,000, and $54,805,000, respectively, and gross realized (losses) gains on such sales were ($354,000), $4,929,000, and $38,799,000, respectively. Gross realized gains or losses upon the sale of marketable equity securities are included in “Other income (expense), net” in the Consolidated Statements of Income. For purposes of computing realized gains and losses, the cost basis of securities sold is determined by specific identification.

Investments in Affiliates. The Company’s investments in affiliates at December 30, 2001 and December 31, 2000 include the following:

(in thousands)	2001	2000

BrassRing	$19,992	$73,310

Bowater Mersey Paper Company	45,822	40,227

International Herald Tribune	14,480	17,561

Other	642	531

	$80,936	$131,629

The Company’s investments in affiliates consist of a 39.7 percent common equity interest in BrassRing LLC, which provides recruiting, career development, and hiring management services for employers and job candidates; a 49 percent interest in the common stock of Bowater Mersey Paper Company Limited, which owns and operates a newsprint mill in Nova Scotia; a 50 percent common stock interest in the International Herald Tribune Newspaper, published near Paris, France; and a 50 percent common stock interest in the Los Angeles Times-Washington Post News Service, Inc.

Summarized financial data for the affiliates’ operations are as follows:

(in thousands)	2001	2000	1999

Financial Position:

Working capital	$(8,767)	$29,427	$69,155

Property, plant, and equipment	126,682	143,749	133,425

Total assets	246,321	432,458	365,694

Long-term debt	—	—	—

Net equity	125,211	291,481	236,597

Results of Operations:

Operating revenues	$317,389	$345,913	$267,788

Operating loss	(14,793)	(27,505)	(37,889)

Net loss	(157,409)	(77,739)	(40,035)

The following table summarizes the status and results of the Company’s investments in affiliates:

(in thousands)	2001	2000

Beginning investment	$131,629	$140,669

Issuance of stock by BrassRing, Inc.	—	21,973

Additional investment	21,112	12,480

Equity in losses	(68,659)	(36,466)

Dividends and distributions received	—	(940)

Foreign currency translation	(3,122)	(1,685)

Other	(24)	(4,402)

Ending investment	$80,936	$131,629

On September 29, 1999, the Company merged its career fair and HireSystems businesses together and renamed the combined operations BrassRing, Inc. On the same date, BrassRing issued stock representing a 46 percent equity interest to two parties under two separate transactions for cash and businesses with an aggregate fair value of $87,000,000. As a result of this transaction, the Company’s ownership of BrassRing was reduced to 54 percent, and the minority investors were granted certain participatory rights. As such, the Company de-consolidated BrassRing on September 29, 1999 and recorded its investment under the equity method of accounting. The 1999 increase in the basis of the Company’s investment in BrassRing resulting from this transaction of $34,571,000, net of taxes, was recorded as contributed capital.

During 2000, BrassRing issued stock to various parties in connection with its acquisitions of various career fair and recruiting services companies. The effect of these transactions reduced the Company’s investment interest in BrassRing to 42 percent, from 54 percent, at January 2, 2000, and increased the Company’s investment basis in BrassRing by $13,332,000, net of taxes. The increase in investment basis was recorded as contributed capital.

BrassRing accounted for approximately $75.1 million of the 2001 equity in losses of affiliates compared to $37.0 million in 2000. The increase in 2001 equity in affiliate losses from BrassRing is largely due to a one-time non-cash goodwill and other intangibles impairment charge that BrassRing recorded in 2001 primarily to reduce the carrying value of its career fair business. As a substantial portion of BrassRing’s losses arose from goodwill and intangible amortization expense for both 2001 and 2000, the $75.1 million and $37.0 million of equity in affiliate losses recorded by the Company in 2001 and 2000 did not require significant funding by the Company.

In December 2001, BrassRing, Inc. was restructured, and the Company’s interest in BrassRing, Inc. was converted into an interest in the newly-formed BrassRing LLC. At December 30, 2001, the Company held a 39.7 percent interest in the BrassRing LLC common equity and a $14.9 million Subordinated Convertible Promissory Note from BrassRing LLC.

Cost Method Investments. The Company’s cost method investments consist of minority investments in non-public companies where the Company does not have significant influence over the investees’ operating and management decisions. Most of the companies represented by these cost method investments have concentrations in Internet-related business activities. At December 30, 2001 and December 31, 2000, the carrying value of the Company’s cost method investments was $29,595,000 and $48,617,000, respectively. Cost method investments are included in “Deferred Charges and Other Assets” in the Consolidated Balance Sheets.

During 2001, 2000, and 1999, the Company invested $11,675,000, $42,459,000 and $33,549,000, respectively, in companies constituting cost method investments and recorded charges of $32,415,000, $23,097,000, and $13,555,000, respectively, to write-down cost method investments to estimated fair value. Charges recorded to write-down cost method investments are included in “Other income (expense), net” in the Consolidated Statements of Income.

During 2001 and 2000, proceeds from sales of cost method investments were $451,000 and $7,070,000, and gross realized (losses) gains on such sales were ($157,000) and $6,570,000, respectively. There were no sales of cost method investments in 1999. Gross realized gains or losses upon the sale of cost method investments are included in “Other income (expense), net” in the Consolidated Statements of Income.

[D] INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	Current	Deferred

2001

U.S. Federal	$48,253	$86,384

Foreign	1,270	714

State and local	11,075	10,204

	$60,598	$97,302

2000

U.S. Federal	$77,517	$4,854

Foreign	1,033	75

State and local	22,593	(12,672)

	$101,143	$(7,743)

1999

U.S. Federal	$94,609	$30,346

Foreign	1,306	(22)

State and local	23,697	(336)

	$119,612	$29,988

The provision for income taxes exceeds the amount of income tax determined by applying the U.S. Federal statutory rate of 35 percent to income before taxes as a result of the following:

(in thousands)	2001	2000	1999

U.S. Federal statutory taxes	$135,639	$80,455	$131,385

State and local taxes, net of U.S. Federal income tax benefit	13,832	6,449	15,185

Amortization of goodwill not deductible for income tax purposes	6,988	5,011	4,178

Other, net	1,441	1,485	(1,148)

Provision for income taxes	$157,900	$93,400	$149,600

Deferred income taxes at December 30, 2001 and December 31, 2000 consist of the following:

(in thousands)	2001	2000

Accrued postretirement benefits	$56,955	$55,280

Other benefit obligations	73,080	60,676

Accounts receivable	15,949	17,296

State income tax loss carryforwards	17,218	12,013

Other	14,886	20,693

Deferred tax asset	178,088	165,958

Property, plant, and equipment	110,763	84,164

Prepaid pension cost	181,434	152,609

Affiliate operations	(1,195)	18,365

Unrealized gain on available- for-sale securities	15,475	8,476

Goodwill and other intangibles	93,286	18,277

Other	274	1,798

Deferred tax liability	400,037	283,689

Deferred income taxes	$221,949	$117,731

[E] DEBT

At December 30, 2001, the Company had $933,078,000 in total debt outstanding, which comprised $533,896,000 of commercial paper borrowings, $398,142,000 of 5.5 percent unsecured notes due February 15, 2009, and $1,040,000 in other debt. At December 30, 2001, the Company has classified $483,896,000 of its commercial paper borrowings as “Long-Term Debt” in its Consolidated Balance Sheets as the Company has the ability and intent to finance such borrowings on a long-term basis under its credit agreements.

Interest on the 5.5 percent unsecured notes is payable semi-annually on February 15 and August 15.

At December 30, 2001 and December 31, 2000, the average interest rate on the Company’s outstanding commercial paper borrowings was 2.0 percent and 6.6 percent, respectively. The Company’s commercial paper borrowings are supported by a five-year $500,000,000 revolving credit facility and a one-year $250,000,000 revolving credit facility, which expire in March 2003 and September 2002, respectively.

Under the terms of the $500,000,000 revolving credit facility, interest on borrowings is at floating rates, and the Company is required to pay an annual facility fee of 0.055 percent and 0.15 percent on the unused and used portions of the facility, respectively. Under the terms of the $250,000,000 revolving credit facility, interest on borrowings is at floating rates, and the Company is required to pay a variable facility fee of 0.05 percent and 0.20 percent per annum on the unused and used portions of the facility, respectively. Both revolving credit facilities contain certain covenants, including a financial covenant that the Company maintain at least $850,000,000 of consolidated shareholders’ equity.

The Company incurred interest costs on its borrowing of $47,473,000 and $53,764,000 during 2001 and 2000, respectively. No interest expense was capitalized in 2001 or 2000.

At December 30, 2001 and December 31, 2000, the fair value of the Company’s 5.5 percent unsecured notes, based on quoted market prices, totaled $387,720,000 and $376,200,000, respectively, compared with the carrying amount of $398,142,000 and $397,881,000, respectively.

The carrying value of the Company’s commercial paper borrowings at December 30, 2001 and December 31, 2000 approximates fair value.

[F] REDEEMABLE PREFERRED STOCK

In connection with the acquisition of a cable television system in 1996, the Company issued 11,947 shares of its Series A Preferred Stock. On February 23, 2000, the Company issued an additional 1,275 shares related to this transaction. From 1998 to 2001, 90 shares of Series A Preferred Stock were redeemed at the request of a Series A Preferred Stockholder.

The Series A Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share; it is redeemable by the Company at any time on or after October 1, 2015 at a redemption price of $1,000 per share. In addition, the holders of such stock have a right to require the Company to purchase their shares at the redemption price during an annual 60-day election period; the first such period began on February 23, 2001. Dividends on the Series A Preferred Stock are payable four times a year at the annual rate of $80.00 per share and in preference to any dividends on the Company’s common stock. The Series A Preferred Stock is not convertible into any other security of the Company, and the holders thereof have no voting rights except with respect to any proposed changes in the preferences and special rights of such stock.

[G] CAPITAL STOCK, STOCK AWARDS, AND STOCK OPTIONS

Capital Stock. Each share of Class A common stock and Class B common stock participates equally in dividends. The Class B stock has limited voting rights and as a class has the right to elect 30 percent of the Board of Directors; the Class A stock has unlimited voting rights, including the right to elect a majority of the Board of Directors.

During 2001, 2000, and 1999, the Company purchased a total of 714, 200, and 744,095 shares, respectively, of its Class B common stock at a cost of approximately $445,000, $96,000, and $425,865,000.

Stock Awards. In 1982, the Company adopted a long-term incentive compensation plan, which, among other provisions, authorizes the awarding of Class B common stock to key employees. Stock awards made under this incentive compensation plan are subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant’s employment terminates before the end of a specified period of service to the Company. At December 30, 2001, there were 70,775 shares reserved for issuance under the incentive compensation plan. Of this number, 29,895 shares were subject to awards outstanding, and 40,880 shares were available for future awards. Activity related to stock awards under the long-term incentive compensation plan for the years ended December 30, 2001, December 31, 2000, and January 2, 2000 was as follows:

	2001		2000		1999

	Number	Average	Number	Average	Number	Average
	of	Award	of	Award	of	Award
	Shares	Price	Shares	Price	Shares	Price

Awards Outstanding

Beginning of year	30,165	$413.28	31,360	$412.86	30,730	$405.40

Awarded	16,865	608.96	1,155	501.72	2,615	543.02

Vested	(15,200)	364.13	(99)	330.75	(167)	349.00

Forfeited	(1,935)	555.02	(2,251)	456.41	(1,818)	479.90

End of year	29,895	$539.25	30,165	$413.28	31,360	$412.86

In addition to stock awards granted under the long-term incentive compensation plan, the Company also made stock awards of 3,300 shares in 2001, 1,950 shares in 2000, and 1,750 shares in 1999.

For the share awards outstanding at December 30, 2001, the aforementioned restriction will lapse in 2002 for 1,446 shares, in 2003 for 15,799 shares, in 2004 for 2,450 shares, and in 2005 for 18,430 shares. Stock-based compensation costs resulting from stock awards reduced net income by $2.6 million ($0.27 per share, basic and diluted), $2.4 million ($0.25 per share, basic and diluted), and $2.2 million ($0.22 per share, basic and diluted), in 2001, 2000, and 1999, respectively.

Stock Options. The Company’s employee stock option plan, which was adopted in 1971 and amended in 1993, reserves 1,900,000 shares of the Company’s Class B common stock for options to be granted under the plan. The purchase price of the shares covered by an option cannot be less than the fair value on the granting date. At December 30, 2001, there were 486,700 shares reserved for issuance under the stock option plan, of which 170,575 shares were subject to options outstanding, and 316,125 shares were available for future grants.

Changes in options outstanding for the years ended December 30, 2001, December 31, 2000, and January 2, 2000 were as follows:

	2001		2000		1999

	Number	Average	Number	Average	Number	Average
	of	Option	of	Option	of	Option
	Shares	Price	Shares	Price	Shares	Price

Beginning of year	166,450	$465.55	156,497	$470.64	246,072	$404.48

Granted	24,000	522.75	89,500	544.90	3,750	516.36

Exercised	(16,875)	276.79	(20,425)	345.46	(87,825)	288.43

Forfeited	(3,000)	546.04	(59,122)	643.71	(5,500)	450.86

End of year	170,575	$490.86	166,450	$465.55	156,497	$470.64

Of the shares covered by options outstanding at the end of 2001, 89,388 are now exercisable, 30,313 will become exercisable in 2002, 25,562 will become exercisable in 2003, 19,312 will become exercisable in 2004, and 6,000 will become exercisable in 2005. Information related to stock options outstanding at December 30, 2001, is as follows:

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/30/01	Life (yrs.)	Price	at 12/30/01	Price

$222–299	13,500	2.7	251.11	13,500	251.11

344	11,500	5.0	343.94	11,500	343.94

472–484	30,825	6.6	473.93	25,950	472.57

500–596	114,750	8.7	538.34	38,438	535.66

All options were granted at an exercise price equal to or greater than the fair market value of the Company’s common stock at the date of grant. The weighted average fair value for options granted during 2001, 2000, and 1999 was $107.78, $161.15, and $157.77, respectively. The fair value of options at date of grant was estimated using the Black-Scholes method utilizing the following assumptions:

	2001	2000	1999

Expected life (years)	7	7	7

Interest rate	2.30%	5.98%	6.19%

Volatility	19.46%	17.9%	16.0%

Dividend yield	1.1%	1.0%	1.1%

Had the fair values of options granted after 1995 been recognized as compensation expense, net income would have been reduced by $3.6 million ($0.38 per share, basic and diluted), $3.8 million ($0.40 per share, basic and diluted), and $1.9 million ($0.19 per share, basic and diluted) in 2001, 2000, and 1999, respectively.

The Company also maintains a stock option plan at its Kaplan subsidiary that provides for the issuance of stock options representing 10.6 percent of Kaplan, Inc. common stock to certain members of Kaplan’s management. Under the provisions of this plan, options are issued with an exercise price equal to the estimated fair value of Kaplan’s common stock. Options vest ratably over five years from issuance, and upon exercise, an option holder has the right to require the Company to repurchase the Kaplan stock at the stock’s then fair value. The fair value of Kaplan’s common stock is determined by the Company’s compensation committee. At December 30, 2001, options representing 10.0 percent of Kaplan’s common stock were issued and outstanding. For 2001, 2000, and 1999, the Company recorded expense of $25,302,000, $6,000,000, and $7,250,000, respectively, related to this plan. In 2001, payouts from option exercises totaled $2.1 million. At December 30, 2001, the Company’s stock-based compensation accrual balance totaled $41.4 million.

Average Number of Shares Outstanding. Basic earnings per share are based on the weighted average number of shares of common stock outstanding during each year. Diluted earnings per common share are based upon the weighted average number of shares of common stock outstanding each year, adjusted for the dilutive effect of shares issuable under outstanding stock options. Basic and diluted weighted average share information for 2001, 2000, and 1999 is as follows:

	Basic	Dilutive	Diluted
	Weighted	Effect of	Weighted
	Average	Stock	Average
	Shares	Options	Shares

2001	9,486,386	13,173	9,499,559

2000	9,445,466	14,362	9,459,828

1999	10,060,578	21,206	10,081,784

[H] PENSIONS AND OTHER POSTRETIREMENT PLANS

The Company maintains various pension and incentive savings plans and contributes to several multi-employer plans on behalf of certain union-represented employee groups. Substantially all of the Company’s employees are covered by these plans.

The Company also provides healthcare and life insurance benefits to certain retired employees. These employees become eligible for benefits after meeting age and service requirements.

The following table sets forth obligation, asset, and funding information for the Company’s defined benefit pension and postretirement plans at December 30, 2001 and December 31, 2000:

	Pension Plans		Postretirement Plans

(in thousands)	2001	2000	2001	2000

Change in benefit obligation

Benefit obligation at beginning of year	$391,166	$344,611	$93,243	$86,938

Service cost	15,393	14,566	3,707	3,496

Interest cost	27,526	24,962	6,811	6,338

Amendments	5,182	29,442	—	1,968

Actuarial loss (gain)	22,334	(5,091)	6,519	(1,199)

Benefits paid	(30,584)	(17,324)	(4,888)	(4,298)

Benefit obligation at end of year	$431,017	$391,166	$105,392	$93,243

Change in plan assets

Fair value of assets at beginning of year	$1,314,885	$1,119,916	—	—

Actual return on plan assets	143,253	212,293	—	—

Employer contributions	—	—	$4,888	$4,298

Benefits paid	(30,584)	(17,324)	(4,888)	(4,298)

Fair value of assets at end of year	$1,427,554	$1,314,885	$—	$—

Funded status	$996,537	$923,719	$(105,392)	$(93,243)

Unrecognized transition asset	(8,852)	(15,354)	—	—

Unrecognized prior service cost	16,949	17,230	(501)	(663)

Unrecognized actuarial gain	(556,946)	(551,511)	(24,931)	(34,858)

Net prepaid (accrued) cost	$447,688	$374,084	$(130,824)	$(128,764)

The total (income) cost arising from the Company’s defined benefit pension and postretirement plans for the years ended December 30, 2001, December 31, 2000, and January 2, 2000 consists of the following components:

	Pension Plans			Postretirement Plans

(in thousands)	2001	2000	1999	2001	2000	1999

Service cost	$15,393	$14,566	$14,756	$3,707	$3,496	$3,585

Interest cost	27,526	24,962	23,584	6,811	6,338	6,039

Expected return on assets	(97,567)	(85,522)	(92,566)	—	—	—

Amortization of transition asset	(6,502)	(7,585)	(7,665)	—	—	—

Amortization of prior service cost	2,122	2,091	2,110	(162)	(162)	(162)

Recognized actuarial gain	(17,917)	(13,824)	(24,635)	(3,408)	(2,870)	(2,886)

Net periodic (benefit) cost for the year	(76,945)	(65,312)	(84,416)	6,948	6,802	6,576

Early retirement programs expense	3,344	29,049	2,733	—	1,968	—

Total (benefit) cost for the year	$(73,601)	$(36,263)	$(81,683)	$6,948	$8,770	$6,576

The costs for the Company’s defined benefit pension and postretirement plans are actuarially determined. Key assumptions utilized at December 30, 2001, December 31, 2000, and January 2, 2000 include the following:

	Pension Plans			Postretirement Plans

	2001	2000	1999	2001	2000	1999

Discount rate	7.0%	7.5%	7.5%	7.0%	7.5%	7.5%

Expected return on plan assets	7.5%	9.0%	9.0%	—	—	—

Rate of compensation increase	4.0%	4.0%	4.0%	—	—	—

The assumed healthcare cost trend rate used in measuring the postretirement benefit obligation at December 30, 2001 was 6.3 percent for pre-age 65 benefits (5.9 percent for post-age 65 benefits), decreasing to 5 percent in the year 2005 and thereafter.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A change of 1 percentage point in the assumed healthcare cost trend rates would have the following effects:

	1%	1%
(in thousands)	Increase	Decrease

Benefit obligation at end of year	$15,751	$(14,713)

Service cost plus interest cost	1,654	(1,604)

Contributions to multi-employer pension plans, which are generally based on hours worked, amounted to $1,800,000 in 2001, $1,100,000 in 2000, and $2,300,000 in 1999.

The Company recorded expense associated with retirement benefits provided under incentive savings plans (primarily 401(k) plans) of approximately $14,500,000 in 2001 and $13,300,000 in 2000 and 1999.

[I] LEASE AND OTHER COMMITMENTS

The Company leases real property under operating agreements. Many of the leases contain renewal options and escalation clauses that require payments of additional rent to the extent of increases in the related operating costs.

At December 30, 2001, future minimum rental payments under noncancelable operating leases approximate the following:

(in thousands)

2002	$51,770

2003	46,780

2004	41,030

2005	35,253

2006	30,417

Thereafter	72,389

$277,639

Minimum payments have not been reduced by minimum sublease rentals of $4,500,000 due in the future under noncancelable subleases.

Rent expense under operating leases included in operating costs and expenses was approximately $58,300,000, $49,700,000, and $33,600,000 in 2001, 2000, and 1999, respectively. Sublease income was approximately $1,500,000, $1,150,000, and $433,000 in 2001, 2000, and 1999, respectively.

The Company’s broadcast subsidiaries are parties to certain agreements that commit them to purchase programming to be produced in future years. At December 30, 2001, such commitments amounted to approximately $59,550,000. If such programs are not produced, the Company’s commitment would expire without obligation.

[J] ACQUISITIONS, EXCHANGES, AND DISPOSITIONS

The Company completed business acquisitions and exchanges, having spent approximately $104,400,000 in 2001, $212,300,000 in 2000 (including assumed debt and related acquisition costs), and $90,500,000 in 1999. All of these acquisitions were accounted for using the purchase method, and accordingly, the assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition. The purchase price allocations for these acquisitions mostly comprised goodwill and other intangibles.

The Company’s acquisitions in 2001 principally included the purchase of Southern Maryland Newspapers, a division of Chesapeake Publishing Corporation, and amounts paid as part of a cable system exchange with AT&T Broadband. During 2001, the Company also acquired a provider of CFA exam preparation services and a company that provides pre-certification training for real estate, insurance, and securities professionals.

Southern Maryland Newspapers publishes the Maryland Independent in Charles County, Maryland; The Lexington Park Enterprise in St. Mary’s County, Maryland; and The Calvert Recorder in Calvert County, Maryland, with a combined total paid circulation of approximately 50,000.

The cable system exchange with AT&T Broadband was completed on March 1, 2001 and consisted of the exchange by the Company of its cable systems in Modesto and Santa Rosa, California, and approximately $42.0 million to AT&T Broadband for cable systems serving approximately 155,000 subscribers principally located in Idaho. In a related transaction on January 11, 2001, the Company completed the sale of a cable system serving about 15,000 subscribers in Greenwood, Indiana, for $61.9 million. The gain resulting from the cable system sale and exchange transactions increased net income by $196.5 million, or $20.69 per share. For income tax purposes, substantial components of the cable system sale and exchange transactions qualify as like-kind exchanges, and therefore, a large portion of these transactions does not result in a current tax liability.

On August 2, 2000, the Company acquired Quest Education Corporation (Quest) for approximately $177,700,000, including assumed debt. The acquisition of Quest was completed through an all cash tender offer in which the Company purchased substantially all of the outstanding stock of Quest for $18.35 per share. The acquisition was financed through the issuance of additional borrowings. Quest is a provider of post-secondary education offering Bachelor’s degrees, Associate’s degrees, and diploma programs primarily in the fields of healthcare, business, and information technology.

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

The results of operations for each of the businesses acquired are included in the Consolidated Statements of Income from their respective dates of acquisition. Pro forma results of operations for 2001, 2000, and 1999, assuming the acquisitions occurred at the beginning of 1999, are not materially different from reported results of operations.

In June 1999, the Company sold the assets of Legi-Slate, Inc., its online services subsidiary that covered Federal legislation and regulation. No significant gain or loss was realized as a result of the sale.

[K] CONTINGENCIES

The Company and its subsidiaries are parties to various civil lawsuits that have arisen in the ordinary course of their businesses, including actions for libel and invasion of privacy, and also to an antitrust lawsuit related to the acquisition by a subsidiary of a group of community newspapers in 2001. Management does not believe that any litigation pending against the Company will have a material adverse effect on its business or financial condition.

The Company’s education division derives a portion of its net revenues from financial aid received by its students under Title IV programs (“Title IV Programs”) administered by the United States Department of Education pursuant to the Federal Higher Education Act of 1965 (“HEA”), as amended. In order to participate in Title IV Programs, the Company must comply with complex standards set forth in the HEA and the regulations promulgated thereunder (the “Regulations”). The failure to comply with the requirements of HEA or the Regulations could result in the restriction or loss of the ability to participate in Title IV Programs and subject the Company to financial penalties. For the years ended December 30, 2001 and December 31, 2000, approximately $101,500,000 and $35,000,000, respectively, of the Company’s education division revenues were derived from financial aid received by students under Title IV Programs. These revenues were earned and recognized by Quest following the Company’s acquisition of Quest in August 2000. Management believes that the Company’s education division schools that participate in Title IV Programs are in material compliance with the standards set forth in the HEA and the Regulations.

[L] BUSINESS SEGMENTS

The Company operates principally in four areas of the media business: newspaper publishing, television broadcasting, magazine publishing, and cable television. Through its subsidiary Kaplan, Inc., the Company also provides educational services for individuals, schools, and businesses.

Newspaper operations involve the publication of newspapers in the Washington, D.C., area and Everett, Washington; newsprint warehousing and recycling facilities; and the Company’s electronic media publishing business (primarily washingtonpost.com).

Magazine operations consist principally of the publication of a weekly news magazine, Newsweek, which has one domestic and three international editions, the publication of a travel magazine, and the publication of business periodicals for the computer services industry and the Washington-area technology community.

Revenues from both newspaper and magazine publishing operations are derived from advertising and, to a lesser extent, from circulation.

Broadcast operations are conducted through six VHF television stations. All stations are network affiliated, with revenues derived primarily from sales of advertising time.

Cable television operations consist of cable systems offering basic cable and pay television services to approximately 752,700 subscribers in 19 midwestern, western, and southern states. The principal source of revenues is monthly subscription fees charged for services.

Educational products and services are provided through the Company’s wholly-owned subsidiary Kaplan, Inc. Kaplan’s major lines of businesses include Test Preparation and Admissions, providing test preparation services for college and graduate school entrance exams; Kaplan Professional, providing educational services to business people and other professionals; Score!, offering multimedia learning and private tutoring to children and educational resources to parents; and Kaplan’s higher education division, which includes Quest, a provider of post-secondary education offering Bachelor’s degrees, Associate’s degrees, and diploma programs primarily in the fields of healthcare, business, and information technology, and The Kaplan Colleges, Kaplan’s distance-learning businesses, including kaplancollege.com. In early 2002, Kaplan put all of its post-secondary schools (Quest and The Kaplan Colleges) under a single higher education division.

Other businesses and corporate office includes the Company’s corporate office. Through the first half of 1999, the other businesses and corporate office segment also includes the results of Legi-Slate, Inc., the assets of which were sold in June 1999.

Income from operations is the excess of operating revenues over operating expenses. In computing income from operations by segment, the effects of equity in earnings of affiliates, interest income, interest expense, other non-operating income and expense items, and income taxes are not included.

Identifiable assets by segment are those assets used in the Company’s operations in each business segment. Investments in marketable equity securities and investments in affiliates are discussed in Note C.

						Other
						Businesses
	Newspaper	Television	Magazine	Cable		and Corporate
(in thousands)	Publishing	Broadcasting	Publishing	Television	Education	Office	Consolidated

2001

Operating revenues	$842,721	$314,010	$380,224	$386,037	$493,681	$—	$2,416,673

Income (loss) from operations	$84,744	$131,847	$25,306	$32,237	$(28,337)	$(25,865)	$219,932

Equity in losses of affiliates							(68,659)

Interest expense, net							(47,473)

Other income, net							283,739

Income before income taxes							$387,539

Identifiable assets	$703,947	$419,246	$486,804	$1,117,426	$472,988	$42,346	$3,242,757

Investments in marketable equity securities							235,405

Investments in affiliates							80,936

Total assets							$3,559,098

Depreciation of property, plant, and equipment	$37,862	$11,932	$4,654	$64,505	$19,347	$—	$138,300

Amortization of goodwill	$3,864	$14,135	$6,669	$38,553	$15,712	$—	$78,933

Pension credit (expense)	$25,197	$6,263	$44,989	$(638)	$(847)	$(1,363)	$73,601

Kaplan stock-based incentive compensation					$25,302		$25,302

Capital expenditures	$32,551	$11,032	$1,737	$166,887	$12,020	$—	$224,227

2000

Operating revenues	$918,234	$364,758	$416,421	$358,916	$353,821	$—	$2,412,150

Income (loss) from operations	$114,435	$177,396	$49,119	$65,967	$(41,846)	$(25,189)	$339,882

Equity in losses of affiliates							(36,466)

Interest expense, net							(53,764)

Other expense, net							(19,782)

Income before income taxes							$229,870

Identifiable assets	$684,908	$430,444	$452,453	$757,083	$482,014	$41,075	$2,847,977

Investments in marketable equity securities							221,137

Investments in affiliates							131,629

Total assets							$3,200,743

Depreciation of property, plant, and equipment	$38,579	$12,991	$5,059	$47,670	$13,649	$—	$117,948

Amortization of goodwill	$1,588	$14,135	$6,758	$30,069	$10,084	$—	$62,634

Pension credit (expense)	$(5,579)	$5,767	$37,341	$(599)	$(667)	$—	$36,263

Kaplan stock-based incentive compensation					$6,000		$6,000

Capital expenditures	$33,117	$11,672	$1,858	$96,167	$29,569	$—	$172,383

1999

Operating revenues	$875,109	$341,761	$401,096	$336,259	$257,503	$3,843	$2,215,571

Income (loss) from operations	$156,731	$167,639	$62,057	$67,145	$(37,998)	$(27,121)	$388,453

Equity in losses of affiliates							(8,814)

Interest expense, net							(25,689)

Other income, net							21,435

Income before income taxes							$375,385

Identifiable assets	$672,609	$444,372	$409,404	$718,230	$265,960	$132,688	$2,643,263

Investments in marketable equity securities							203,012

Investments in affiliates							140,669

Total assets							$2,986,944

Depreciation of property, plant, and equipment	$35,363	$11,719	$4,972	$43,092	$8,850	$239	$104,235

Amortization of goodwill	$1,535	$14,248	$5,912	$30,007	$6,861	$—	$58,563

Pension credit (expense)	$26,440	$8,191	$48,309	$(597)	$(603)	$(57)	$81,683

Kaplan stock-based incentive compensation					$7,250		$7,250

Capital expenditures	$19,279	$17,839	$3,364	$62,586	$26,977	$—	$130,045

[M] SUMMARY OF QUARTERLY OPERATING RESULTS AND COMPREHENSIVE INCOME (UNAUDITED)

Quarterly results of operations and comprehensive income for the years ended December 30, 2001 and December 31, 2000 are as follows:

	First	Second	Third	Fourth
(in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter

2001 Quarterly Operating Results

Operating revenues

Advertising	$297,974	$312,881	$277,425	$321,047

Circulation and subscriber	148,536	156,149	177,925	176,010

Education	121,341	119,442	127,159	125,329

Other	19,125	16,063	13,007	7,260

	586,976	604,535	595,516	629,646

Operating costs and expenses

Operating	343,993	340,740	348,776	359,241

Selling, general, and administrative	147,915	151,409	144,954	142,480

Depreciation of property, plant, and equipment	34,632	35,867	34,765	33,036

Amortization of goodwill and other intangibles	17,192	19,926	20,068	21,748

	543,732	547,942	548,563	556,505

Income from operations	43,244	56,593	46,953	73,141

Equity in losses of affiliates	(12,461)	(6,641)	(26,535)	(23,023)

Interest income	325	1,047	226	570

Interest expense	(14,624)	(13,240)	(11,861)	(9,914)

Other income (expense), net	308,769	(10,717)	(4,365)	(9,949)

Income before income taxes	325,253	27,042	4,418	30,825

Provision for income taxes	126,200	12,550	2,850	16,300

Net income	199,053	14,492	1,568	14,525

Redeemable preferred stock dividends	(526)	(263)	(263)	—

Net income available for common shares	$198,527	$14,229	$1,305	$14,525

Basic earnings per common share	$20.94	$1.50	$0.14	$1.53

Diluted earnings per common share	$20.90	$1.50	$0.14	$1.53

Basic average number of common shares outstanding	9,479	9,485	9,489	9,492

Diluted average number of common shares outstanding	9,499	9,502	9,502	9,501

2001 Quarterly Comprehensive Income (loss)	$187,049	$25,860	$(937)	$25,342

The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Income due to rounding.

A third quarter reclassification of $21 million between other income (expense), net and equity in losses of affiliates is reflected above related to the Company’s investment in BrassRing.

	First	Second	Third	Fourth
(in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter

2000 Quarterly Operating Results

Operating revenues

Advertising	$318,865	$353,514	$338,428	$385,776

Circulation and subscriber	147,589	148,905	151,144	153,619

Education	71,450	68,803	99,428	113,072

Other	8,867	20,318	13,452	18,919

	546,771	591,540	602,452	671,386

Operating costs and expenses

Operating	296,072	316,252	340,733	355,006

Selling, general, and administrative	135,421	138,704	131,206	178,291

Depreciation of property, plant, and equipment	28,386	28,638	30,019	30,905

Amortization of goodwill and other intangibles	14,738	14,755	15,937	17,204

	474,617	498,349	517,895	581,406

Income from operations	72,154	93,191	84,557	89,980

Equity in losses of affiliates	(11,304)	(9,471)	(8,890)	(6,800)

Interest income	224	275	228	241

Interest expense	(12,567)	(12,573)	(14,617)	(14,974)

Other (expense) income, net	(6,938)	1,556	238	(14,639)

Income before income taxes	41,569	72,978	61,516	53,808

Provision for income taxes	17,500	31,800	28,000	16,100

Net income	24,069	41,178	33,516	37,708

Redeemable preferred stock dividends	(500)	(263)	(263)	—

Net income available for common shares	$23,569	$40,915	$33,253	$37,708

Basic earnings per common share	$2.50	$4.33	$3.52	$3.99

Diluted earnings per common share	$2.49	$4.33	$3.51	$3.98

Basic average number of common shares outstanding	9,440	9,443	9,448	9,452

Diluted average number of common shares outstanding	9,458	9,458	9,463	9,470

2000 Quarterly Comprehensive Income	$21,152	$25,492	$49,789	$46,586

The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Income due to rounding.

SCHEDULE II

THE WASHINGTON POST COMPANY

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E

		Additions -
	Balance at	Charged to		Balance at
	beginning	costs and		end of
Description	of period	expenses	Deductions	period

Year Ended January 2, 2000

Allowance for doubtful accounts and returns	$46,692,000	$62,824,000	$58,337,000	$51,179,000

Allowance for advertising rate adjustments and discounts	8,358,000	9,136,000	8,052,000	9,442,000

	$55,050,000	$71,960,000	$66,389,000	$60,621,000

Year Ended December 31, 2000

Allowance for doubtful accounts and returns	$51,179,000	$74,540,000	$67,716,000	$58,003,000

Allowance for advertising rate adjustments and discounts	9,442,000	2,662,000	4,909,000	7,195,000

	$60,621,000	$77,202,000	$72,625,000	$65,198,000

Year Ended December 30, 2001

Allowance for doubtful accounts and returns	$58,003,000	$98,655,000	$88,689,000	$67,969,000

Allowance for advertising rate adjustments and discounts	7,195,000	4,163,000	6,079,000	5,279,000

	$65,198,000	$102,818,000	$94,768,000	$73,248,000

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto.

RESULTS OF OPERATIONS — 2001 COMPARED TO 2000

Net income for 2001 was $229.6 million, compared with net income of $136.5 million for 2000. Diluted earnings per share totaled $24.06 in 2001, compared with $14.32 in 2000. The Company’s 2001 results include after-tax gains of $196.5 million, or $20.69 per share, from the sale and exchange of certain cable systems in the first quarter; a non-cash goodwill and other intangibles impairment charge recorded by the Company’s BrassRing affiliate (after-tax impact of $19.9 million, or $2.10 per share); and losses from the write-down of a non-operating parcel of land and certain cost method investments to their estimated fair value (after-tax impact of $18.3 million, or $1.93 per share). Excluding these non-operating and principally non-cash transactions in 2001, net income totaled $71.3 million, or $7.40 per share. The decline in 2001 operating earnings is largely due to a significant decline in advertising revenue, increased depreciation and amortization expenses, and higher stock-based compensation expense accruals at the education division. These factors were offset in part by increased operating income contributed by Quest Education (acquired in August 2000), higher profits from Kaplan’s test preparation and professional training businesses, reduced operating losses at Kaplan’s new business development activities, and an increased pension credit. In addition, 2000 earnings included a fourth quarter after-tax charge of $16.5 million, or $1.74 per share, arising from an early retirement program at The Washington Post.

Revenue for 2001 totaled $2,416.7 million, or flat compared to revenue of $2,412.2 million in 2000. Advertising revenue decreased 13 percent in 2001, and circulation and subscriber revenue increased 10 percent. Education revenue increased 40 percent in 2001, and other revenue decreased 10 percent. The large decrease in advertising revenue is due to declines at the newspaper, television, and magazine divisions. The increase in circulation and subscriber revenue is due to a 20 percent increase in Newsweek domestic circulation revenue and a 10 percent increase in subscriber revenue at the cable division. Revenue growth at Kaplan, Inc. (about two-thirds of which was from acquisitions) accounted for the increase in education revenue.

Operating costs and expenses for the year increased 6 percent to $2,196.7 million, from $2,072.3 million in 2000. The cost and expense increase is primarily attributable to companies acquired in 2001 and 2000, higher depreciation and amortization expense, and higher stock-based compensation expense accruals at the education division, offset by a higher pension credit and lower expenses at the newspaper publishing, television broadcasting, and magazine publishing segments due to extensive cost control initiatives.

Operating income decreased 35 percent to $219.9 million in 2001, from $339.9 million in 2000.

The Company’s 2001 operating income includes $76.9 million of net pension credits, compared to $65.3 million in 2000. These amounts exclude $3.3 million and $29.0 million in charges related to early retirement programs in 2001 and 2000, respectively.

DIVISION RESULTS

Newspaper Publishing Division. Newspaper publishing division revenue in 2001 decreased 8 percent to $842.7 million, from $918.2 million in 2000. Division operating income for 2001 totaled $84.7 million, a decrease of 26 percent from operating income of $114.4 million in 2000.

The decrease in operating income for 2001 is due to a significant decline in print advertising, offset in part by a higher pension credit, higher online advertising revenue, lower newsprint cost, cost control initiatives employed throughout the division, and the $27.5 million charge recorded in the fourth quarter of 2000 in connection with an early retirement program completed at The Post.

Print advertising revenue at The Washington Post newspaper decreased 14 percent to $574.3 million, from $664.1 million in 2000. Volume declines of 41 percent in classified recruitment advertising for 2001 caused classified recruitment advertising revenue declines of 37 percent. The economic environment surrounding most of the other advertising categories at The Post (i.e., retail, general, preprints) was also sluggish for fiscal 2001 compared to the prior year. In these categories, rate increases only partially offset volume declines ranging from 3 percent to 28 percent during 2001. The soft advertising climate worsened late in the third quarter of 2001 as the Company experienced further reductions in advertising revenue and volumes following the events of September 11.

Daily and Sunday circulation at The Post declined 0.5 percent and 0.7 percent, respectively, in 2001. For the year ended December 30, 2001, average daily circulation at The Post totaled 773,000, and average Sunday circulation totaled 1,067,000. Newsprint expense at the newspaper publishing division decreased 6 percent for 2001 due to reduced consumption, offset by overall higher prices during the year.

Revenues generated by the Company’s online publishing activities, primarily washingtonpost.com, increased 12 percent to $30.4 million during the year.

Television Broadcasting Division. Revenue for the television broadcasting division totaled $314.0 million for 2001, a 14 percent decline from 2000. Excluding approximately $42 million in political and Olympics advertising in 2000, revenue in 2001 decreased 3 percent due to a general softness in advertising (particularly national advertising) and several days of commercial-free coverage following the events of September 11.

Competitive market position remained strong for the Company’s television stations. WJXT in Jacksonville and WDIV in Detroit were ranked number one in the latest ratings period, sign-on to sign-off, in their respective markets; KSAT in San Antonio ranked second; WPLG was tied for second among English-language stations in the Miami market; and KPRC in Houston and WKMG in Orlando ranked third in their respective markets.

Operating income for 2001 declined 26 percent to $131.8 million, from $177.4 million in 2000 due to revenue declines discussed above. Operating margin at the broadcast division was 42 percent for 2001 and 49 percent for 2000. Excluding amortization of goodwill and intangibles, operating margin was 46 percent for 2001 and 53 percent for 2000.

Magazine Publishing Division. Revenue for the magazine publishing division totaled $380.2 million for 2001, a 9 percent decrease from 2000. Operating income totaled $25.3 million for 2001, a decrease of 48 percent from 2000. The decline in 2001 operating income resulted from a 24 percent decrease in advertising revenue at Newsweek due to fewer advertising pages at both the domestic and international editions. The decline was offset in part by increased newsstand sales on regular and special editions related to the September 11 terrorist attacks, a higher pension credit, and reduced operating expenses.

Operating margin at the magazine publishing division decreased to 7 percent for 2001, compared to 12 percent in 2000.

Cable Television Division. Cable division revenue of $386.0 million for 2001 represents an 8 percent increase over 2000. The 2001 revenue increase is due to rapid growth in the division’s digital and cable modem service revenues, along with an increased number of basic subscribers from the cable exchange transactions completed in the first quarter of 2001. Cable division operating income declined 51 percent in 2001 to $32.2 million, due mostly to a $25.3 million increase in depreciation and amortization expense compared to 2000.

Cable division cash flow (operating income excluding depreciation and amortization expense) totaled $135.3 million for 2001, a decrease of 6 percent from 2000. The decline in cable division cash flow is mostly due to higher programming expense, costs associated with the launch of digital services, and comparatively lower cash flow margin subscribers acquired in the cable system exchanges completed in the first quarter of 2001.

The increase in depreciation expense is due to capital spending, which is enabling the Company to offer digital cable services to its subscribers. The cable division began its rollout plan for these services in the third quarter of 2000. At December 31, 2001, the cable division had approximately 239,500 digital cable subscribers, representing a 35 percent penetration of the subscriber base in the markets where digital services are offered. Digital services are currently offered in markets serving 91 percent of the cable division’s subscriber base. The rollout plan for the new digital cable services includes an offer for the cable division’s customers to obtain these services free for one year. At the end of December 2001, the cable division had about 31,000 “paying” digital subscribers. Of these, 24,000 are from the new Idaho subscribers and were not offered one-year free digital service. Most of the benefits from these new services are expected to show beginning in 2002 and thereafter.

At December 31, 2001, the cable division had 752,700 basic subscribers, compared to 735,400 at the end of December 2000. The increase in basic subscribers is largely due to a net gain in subscribers arising from cable system exchanges and sale transactions completed in the first quarter of 2001. At December 31, 2001, the cable division had 46,400 CableONE.net service subscribers, compared to 18,200 at the end of 2000, with the increase due to a large increase in the Company’s cable modem deployment (offered to 89 percent of homes passed at the end of December 2001) and take-up rates. Of these subscribers, 32,900 and 3,600 were cable modem service subscribers at the end of 2001 and 2000, respectively, with the remainder being dial-up subscribers.

Education Division. Education revenue in 2001 increased 40 percent to $493.7 million, from $353.8 million in 2000; excluding Quest Education (acquired in August 2000), education division revenue increased 15 percent to $342.3 million for 2001, compared to $296.9 million for 2000.

Due to the amortization of goodwill and the accounting for stock options at Kaplan, which unlike most companies includes a charge related to options held by management, Kaplan reported a loss of $28.3 million in 2001, compared with a loss of $41.8 million in 2000. Excluding these charges, Kaplan’s operating earnings were $12.7 million in 2001, compared to a loss of $25.8 million in 2000. A summary of operating results for 2001 compared to 2000 is as follows:

(in thousands)	2001	2000	% Change

Revenue

Test prep and professional training	$271,931	$244,189	11%

Quest post-secondary education	151,400	56,908	166%

New business development activities	70,350	52,724	33%

	$493,681	$353,821	40%

Operating income (loss)

Test prep and professional training	$36,391	$30,315	20%

Quest post-secondary education	19,858	8,359	138%

New business development activities	(24,136)	(55,313)	56%

Kaplan corporate overhead	(19,436)	(9,123)	(113%)

Stock-based incentive compensation	(25,302)	(6,000)	(322%)

Goodwill and other intangible amortization	(15,712)	(10,084)	(56%)

	$(28,337)	$(41,846)	32%

The improvement in test prep and professional training results for 2001 is due mostly to higher enrollments and, to a lesser extent, higher rates at Kaplan’s traditional test prep business (particularly the GMAT and the LSAT prep courses) and higher revenues and profits from Kaplan’s CFA and real estate exam preparation services. Quest’s results increased as 2001 includes a full year versus five months of activity in 2000.

New business development activities represent the results of Score! and The Kaplan Colleges (various distance-learning businesses). The improvement in new business development revenue is primarily attributable to Score!, with both increased enrollment from new learning centers opened (147 centers at the end of 2001, versus 142 centers at the end of 2000) and rate increases implemented early in 2001. In early 2002, Kaplan put all of its post-secondary schools (Quest and The Kaplan Colleges) under a single higher education division.

Corporate overhead represents unallocated expenses of Kaplan, Inc.’s corporate office, including expenses associated with the design and development of educational software that, if successfully completed, will benefit all of Kaplan’s business units. The increase in this expense category in 2001 is principally due to increased spending for these development initiatives.

Kaplan records accrued charges for stock-based incentive compensation arising from a stock option plan established for certain members of Kaplan’s management (the general provisions of which are discussed in Note G to the Consolidated Financial Statements). Under the stock-based incentive plan, the amount of compensation expense varies directly with the estimated fair value of Kaplan’s common stock and the number of options outstanding. The increase in stock-based incentive compensation for 2001 is due to an increase in Kaplan’s estimated value.

Equity in Losses of Affiliates. The Company’s equity in losses of affiliates for 2001 was $68.7 million, compared to losses of $36.5 million for 2000. The Company’s affiliate investments consist of a 39.7 percent common equity interest in BrassRing LLC, a 50 percent interest in the International Herald Tribune, and a 49 percent interest in Bowater Mersey Paper Company Limited.

BrassRing accounted for approximately $75.1 million of the 2001 equity in losses of affiliates, compared to $37.0 million in 2000. The increase in 2001 equity in affiliate losses from BrassRing is largely due to a one-time non-cash goodwill and other intangibles impairment charge that BrassRing recorded in 2001 primarily to reduce the carrying value of its career fair business. As a substantial portion of BrassRing’s losses arose from goodwill and intangible amortization expense for both 2001 and 2000, the $75.1 million and $37.0 million of equity in affiliate losses recorded by the Company in 2001 and 2000, respectively, did not require significant funding by the Company.

In December 2001, BrassRing, Inc. was restructured, and the Company’s interest in BrassRing, Inc. was converted into an interest in the newly-formed BrassRing LLC. At December 30, 2001, the Company held a 39.7 percent interest in the BrassRing LLC common equity and a $14.9 million Subordinated Convertible Promissory Note (“Note”) from BrassRing LLC. In February 2002, the Note was converted into Preferred Units, which are convertible at the Company’s option to BrassRing LLC common equity. Assuming the conversion of the Preferred Units, the Company’s common equity interest in BrassRing LLC would be approximately 49.5 percent.

Non-operating Items. The Company recorded other non-operating income of $283.7 million in 2001, compared to $19.8 million in non-operating expense for 2000. The 2001 non-operating income mostly comprises gains arising from the sale and exchange of certain cable systems completed in January and March of 2001. Offsetting these gains were losses from the write-downs of a non-operating parcel of land and certain investments to their estimated fair value. For income tax purposes, substantial components of the cable system sale and exchange transactions qualify as like-kind exchanges, and therefore, a large portion of these transactions does not result in a current tax liability.

The Company incurred net interest expense of $47.5 million in 2001, compared to $53.8 million in 2000. At December 30, 2001, the Company had $933.1 million in borrowings outstanding at an average interest rate of 3.5 percent.

Income Taxes. The effective rate was 40.7 percent for 2001, compared to 40.6 percent for 2000. Excluding the effect of the cable gain transactions, the Company’s effective tax rate approximated 50.2 percent for 2001, with the increase in rate due mostly to the decline in pre-tax income.

RESULTS OF OPERATIONS — 2000 COMPARED TO 1999

Net income for 2000 was $136.5 million, compared with net income of $225.8 million for 1999. Diluted earnings per share totaled $14.32 in 2000, compared with $22.30 in 1999, with fewer average shares outstanding in 2000. The decline in 2000 net income and diluted earnings per share was primarily caused by increased costs associated with the development of new businesses (impact of $28.9 million, or $3.47 per diluted share), a charge arising from an early retirement program at The Washington Post newspaper (impact of $16.5 million, or $1.74 per diluted share), higher interest expense (impact of $16.6 million, or $1.85 per diluted share), and a reduced pension credit (impact of $11.7 million, or $0.92 per diluted share). In addition, 1999 net income included gains from the sale of marketable equity securities, which did not recur in 2000 (impact of $18.6 million, or $1.81 per share). These factors were offset in part by improved operating results at The Washington Post newspaper and the television broadcasting division.

Revenue for 2000 totaled $2,412.2 million, an increase of 9 percent from $2,215.6 million in 1999. Advertising revenue increased 5 percent in 2000, and circulation and subscriber revenue increased 4 percent. Education revenue increased 47 percent in 2000, and other revenue decreased 6 percent. Increases in advertising revenue at the newspaper and television broadcasting divisions accounted for most of the increase in advertising revenue. The increase in circulation and subscriber revenue is primarily due to a 6 percent increase in sub-

scriber revenue at the cable division. Revenue growth at Kaplan, Inc. (about two-thirds of which was from acquisitions) accounted for the increase in education revenue. The decrease in other revenue is primarily due to the disposition of Legi-Slate in June of 1999.

Operating costs and expenses for the year increased 13 percent to $2,072.3 million, from $1,827.1 million in 1999. The cost and expense increase is primarily attributable to the charge arising from the early retirement program at The Post, companies acquired in 2000 and 1999, greater spending for new business development at Kaplan, Inc. and washingtonpost.com, higher depreciation and amortization expense, and a reduced pension credit.

Operating income decreased 13 percent to $339.9 million in 2000, from $388.5 million in 1999.

The Company’s 2000 operating income includes $65.3 million of net pension credits, compared to $84.4 million in 1999. These amounts exclude $29.0 million and $2.7 million in charges related to early retirement programs in 2000 and 1999, respectively.

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

Newspaper division operating margin in 2000 decreased to 12 percent, from 18 percent in 1999. Excluding the $27.5 million pre-tax charge for the early retirement program completed at The Washington Post, the 2000 newspaper division operating margin totaled 15 percent. The decline in operating margin resulted mostly from increased spending on marketing and sales initiatives at washingtonpost.com, an 8 percent increase in newsprint expense, and a reduced pension credit, offset in part by higher advertising revenues.

Daily circulation remained unchanged at The Washington Post; Sunday circulation declined 1 percent.

Revenue generated by the Company’s online publishing activities, primarily washingtonpost.com, totaled $27.1 million for 2000, versus $15.6 million for 1999.

Television Broadcasting Division. Revenue at the broadcast division increased 7 percent to $364.8 million, from $341.8 million in 1999. Political and Olympics advertising in the third and fourth quarters of 2000 totaled approximately $42 million, accounting for the increase in 2000 revenue.

Competitive market position remained strong for the Company’s television stations. WJXT in Jacksonville, KSAT in San Antonio, and WDIV in Detroit were all ranked number one in the latest ratings period, sign-on to sign-off, in their respective markets; WPLG was tied for first among English-language stations in the Miami market; and KPRC in Houston and WKMG in Orlando ranked third in their respective markets, but continued to make good progress in improving market share.

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

Cable Television Division. Revenue at the cable division rose 7 percent to $358.9 million in 2000, compared to $336.3 million in 1999. Basic, tier, and advertising revenue categories each showed improvement over 1999. The increase in subscriber revenue is attributable to higher rates. The number of basic subscribers at the end of 2000 totaled 735,400, a 1 percent decline from 739,850 basic subscribers at the end of 1999.

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

The increase in depreciation expense is due to capital spending for continuing system rebuilds and upgrades, which will enable the cable division to offer new digital and high-speed cable modem services to its subscribers. The cable division began its rollout plan for these services in the second and third quarters of 2000. The rollout plan for the new digital cable services includes an offer to provide services free for one year.

Education Division. Excluding the operating results of the career fair and HireSystems businesses from 1999 (these businesses were contributed to BrassRing at the end of the third quarter of 1999), 2000 education division operating results compared with 1999 are as follows:

(in thousands)	2000	1999	% Change

Revenue

Test prep and professional training	$244,189	$209,964	16%

Quest post-secondary education	56,908	—	n/	a

New business development activities	52,724	30,175	75%

	$353,821	$240,139	47%

Operating income (loss)

Test prep and professional training	$30,315	$25,733	18%

Quest post-secondary education	8,359	—	n/	a

New business development activities	(55,313)	(20,128)	(175%)

Kaplan corporate overhead	(9,123)	(7,153)	(28%)

Stock-based incentive compensation	(6,000)	(7,250)	17%

Goodwill and other intangible amortization	(10,084)	(6,861)	(47%)

	$(41,846)	$(15,659)	(167%)

Approximately 50 percent of the 2000 increase in test preparation and professional training revenue is attributable to acquisitions; the remaining increase is due to higher enrollments and tuition increases. Post-secondary education represents the results of Quest Education from the date of its acquisition in August 2000. New business development activities represent the results of Score!, eScore.com, and The Kaplan Colleges. The increase in new business development revenue is attributable mostly to new learning centers opened by Score!, which operated 142 centers at the end of 2000, versus 100 centers at the end of 1999. The increase in new business development losses is attributable to start-up period spending at eScore.com and kaplancollege.com (part of The Kaplan Colleges) and to losses associated with the early operating periods of new Score! centers.

Corporate overhead represents unallocated expenses of Kaplan, Inc.’s corporate office.

Stock-based incentive compensation represents expense arising from a stock option plan established for certain members of Kaplan’s management (the general provisions of which are discussed in Note G to the Consolidated Financial Statements). Under this plan, the amount of stock-based incentive compensation expense varies directly with the estimated fair value of Kaplan’s common stock.

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

Other Businesses and Corporate Office. For 2000, other businesses and corporate office includes the expenses of the Company’s corporate office. For 1999, other businesses and corporate office includes the expenses associated with the corporate office and the operating results of Legi-Slate through June 30, 1999, the date of its sale.

Operating losses for 2000 totaled $25.2 million, representing a 7 percent improvement over 1999. The reduction in 2000 losses is primarily attributable to the absence of losses generated by Legi-Slate and reduced spending at the Company’s corporate office.

Equity in Losses of Affiliates. The Company’s equity in losses of affiliates for 2000 was $36.5 million, compared to losses of $8.8 million for 1999. The Company’s affiliate investments consisted of a 42 percent effective interest in BrassRing, Inc. (formed in late September 1999), a 50 percent interest in the International Herald Tribune, and a 49 percent interest in Bowater Mersey Paper Company Limited. The decline in 2000 affiliate results is attributable to BrassRing, Inc., which was in the integration and marketing phase of its operations.

BrassRing accounted for approximately $37.0 million of the Company’s 2000 equity in affiliate losses. A substantial portion of BrassRing’s losses arises from goodwill and intangible amortization expense. Accordingly, the $37.0 million of equity in affiliate losses recorded by the Company in 2000 did not require significant funding by the Company.

Non-operating Items. In 2000, the Company incurred net interest expense of $53.8 million, compared to $25.7 million of net interest expense in 1999. The 2000 increase in net interest expense is attributable to borrowings executed by the Company during 1999 and 2000 to fund capital improvements, acquisition activities, and share repurchases.

The Company recorded other non-operating expense of $19.8 million in 2000, compared to $21.4 million in non-operating income for 1999. The 1999 non-operating income mostly comprised non-recurring gains arising from the sale of marketable securities (mostly various Internet-related securities). The 2000 non-operating expense resulted mostly from the write-downs of certain of the Company’s e-commerce focused cost method investments.

Income Taxes. The effective tax rate in 2000 was 40.6 percent, compared to 39.9 percent in 1999. The increase in the effective tax rate is principally due to the non-recognition of benefits from state net operating loss carryforwards generated by certain of the Company’s new business start-up activities and an increase in goodwill amortization expense that is not deductible for income tax purposes.

FINANCIAL CONDITION: CAPITAL RESOURCES AND LIQUIDITY

Acquisitions, Exchanges, and Dispositions. During 2001, the Company spent approximately $104.4 million on business acquisitions and exchanges, which principally included the purchase of Southern Maryland Newspapers, a division of Chesapeake Publishing Corporation, and amounts paid as part of a cable system exchange with AT&T Broadband. During 2001, the Company also acquired a provider of CFA exam preparation services and a company that provides pre-certification training for real estate, insurance, and securities professionals.

Southern Maryland Newspapers publishes the Maryland Independent in Charles County, Maryland; The Enterprise in St. Mary’s County, Maryland; and The Calvert Recorder in Calvert County, Maryland, with a combined total paid circulation of approximately 50,000.

The cable system exchange with AT&T Broadband was completed on March 1, 2001 and consisted of the exchange by the Company of its cable systems in Modesto and Santa Rosa, California, and approximately $42.0 million to AT&T Broadband for cable systems serving approximately 155,000 subscribers principally located in Idaho. In a related transaction on January 11, 2001, the Company completed the sale of a cable system serving about 15,000 subscribers in Greenwood, Indiana, for $61.9 million. The gain resulting from the cable system sale and exchange transactions increased net income by $196.5 million, or $20.69 per share. For income tax purposes, substantial components of the cable system sale and exchange transactions qualify as like-kind exchanges, and therefore, a large portion of these transactions does not result in a current tax liability.

During 2000, the Company spent $212.3 million on business acquisitions. These acquisitions included $177.7 million for Quest Education Corporation, a provider of post-secondary education; $16.2 million for two cable systems serving 8,500 subscribers; and $18.4 million for various other small businesses (principally consisting of educational services companies). There were no significant business dispositions in 2000.

During 1999, the Company acquired various businesses for about $90.5 million, which included, among others, $18.3 million for cable systems serving approximately 10,300 subscribers and $61.8 million for various educational and training companies to expand Kaplan, Inc.’s business offerings.

The Company sold the assets of Legi-Slate, Inc. in June 1999; no significant gain or loss resulted.

Capital Expenditures. During 2001, the Company’s capital expenditures totaled $224.2 million, more than half of which related to the Company’s rollout of digital and cable modem services. The Company’s capital expenditures for 2001, 2000, and 1999 are itemized by operating division in Note L to the Consolidated Financial Statements.

The Company estimates that in 2002 its capital expenditures will decrease to approximately $130 million, as the Company’s rollout of digital and cable modem service was nearing completion by the end of 2001.

Investments in Marketable Equity Securities. At December 30, 2001, the fair value of the Company’s investments in marketable equity securities was $235.4 million, which includes $219.0 million in Berkshire Hathaway Inc. Class A and B common stock and $16.4 million of various common stocks of publicly traded companies with e-commerce business concentrations.

At December 30, 2001, the gross unrealized gain related to the Company’s Berkshire Hathaway Inc. stock investment totaled $34.1 million; the gross unrealized gain on this investment was $25.3 million at December 31, 2000. The Company presently intends to hold the Berkshire Hathaway stock long term.

Cost Method Investments. At December 30, 2001 and December 31, 2000, the Company held minority investments in various non-public companies. The companies represented by these investments have products or services that in most cases have potential strategic relevance to the Company’s operating units. The Company records its investment in these companies at the lower of cost or estimated fair value. During 2001 and 2000, the Company invested $11.7 million and $42.5 million, respectively, in various cost method investees. At December 30, 2001 and December 31, 2000, the carrying value of the Company’s cost method investments totaled $29.6 million and $48.6 million, respectively.

Common Stock Repurchases and Dividend Rate. During 2001, 2000, and 1999, the Company repurchased 714, 200, and 744,095 shares, respectively, of its Class B common stock at a cost of $0.4 million, $0.1 million, and $425.9 million. The annual dividend rate for 2002 was authorized to remain at $5.60 per share, consistent with 2001, as compared to $5.40 per share in 2000, and $5.20 per share in 1999.

Liquidity. At December 30, 2001, the Company had $31.5 million in cash and cash equivalents.

At December 30, 2001, the Company had $533.9 million in commercial paper borrowings outstanding at an average interest rate of 2.0 percent with various maturities throughout the first and second quarters of 2002. In addition, the Company had outstanding $398.1 million of 5.5 percent, 10-year unsecured notes due February 2009. These notes require semi-annual interest payments of $11.0 million payable on February 15 and August 15. The Company also had $1.0 million in other debt.

The Company’s five-year $500 million revolving credit facility, which expires in March 2003, and one-year $250 million revolving credit facility, which expires in September 2002, support the issuance of the Company’s short-term commercial paper and provide for general corporate purposes. The Company intends to extend or replace the revolving credit facility agreements prior to their expiration.

At December 30, 2001, the Company has classified $483.9 million of its commercial paper borrowings as “Long-Term Debt” in its Consolidated Balance Sheets as the Company has the ability and intent to finance such borrowings on a long-term basis under its credit agreements.

During 2001, the Company’s borrowings, net of repayments, increased by $9.8 million. The net increase is principally attributable to significant capital expenditures in 2001, mostly offset by cash generated by operations.

The Company expects to fund its estimated capital needs primarily through internally generated funds and, to a lesser extent, commercial paper borrowings. In management’s opinion, the Company will have ample liquidity to meet its various cash needs in 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. In preparing these financial statements, management has made their best estimates and judgments of certain amounts included in the financial statements. Actual results will inevitably differ to some extent from these estimates.

The following are accounting policies that management believes are the most important to the Company’s portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments.

Revenue Recognition and Trade Accounts Receivable, Less Estimated Returns, Doubtful Accounts, and Allowances. Revenue from media advertising is recognized, net of agency commissions, when the underlying advertisement is published or broadcast. Revenues from newspaper and magazine subscriptions are recognized upon delivery. Revenues from newspaper retail sales are recognized upon delivery, and revenues from magazine retail sales are recognized on the later of delivery or the cover date, with adequate provision made for anticipated sales returns. The Company bases its estimates for sales returns on historical experience and has not experienced significant fluctuations between estimated and actual return activity. Cable subscriber revenue is recognized monthly as services are delivered. Education revenue is recognized ratably over the period during which educational services are delivered. As Kaplan’s businesses and related course offerings have expanded, including distance-learning businesses, the complexity and significance of management estimates have increased.

Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is based primarily on the aging category, historical trends, and management’s evaluation of the financial condition of the customer. Accounts receivable have also been reduced by an estimate of advertising rate adjustments and discounts, based on estimates of advertising volumes for contract customers that are eligible for advertising rate adjustments and discounts.

Pension Costs. Excluding expenses related to early retirement programs, the company’s net pension credit was $76.9 million, $65.3 million, and $84.4 million for 2001, 2000, and 1999, respectively. The Company’s pension benefit costs are actuarially determined and are impacted significantly by the Company’s assumptions related to future events, including the discount rate, expected return on plan assets, and rate of compensation increases. At December 30, 2001, the Company modified certain assumptions surrounding the Company’s pension plans. Specifically, the Company reduced its assumptions on discount rate from 7.5 percent to 7.0 percent and expected return on plan assets from 9.0 percent to 7.5 percent. These assumption changes are incorporated into the computation of the total benefit obligation at December 30, 2001, and the combined effect on the 2002 pension credit amount is an estimated reduction of $20 million to $25 million. However, due to higher than expected investment returns in 2001, the pension credit for 2002 is expected to be down by $10 million to $15 million compared to 2001. For each one-half percent increase or decrease to the Company’s assumed discount rate or expected return on plan assets, the pension credit increases or decreases by approximately $5 million. Note H to the Consolidated Financial Statements provides additional details surrounding pension costs and related assumptions.

Cost Method Investments. The Company uses the cost method of accounting for its minority investments in non-public companies where it does not have significant influence over the operations and management of the investee. Most of the companies represented by these cost method investments have concentrations in Internet-related business activities. Investments are recorded at the lower of cost or fair value as estimated by management. Fair value estimates are based on a review of the investees’ product development activities, historical financial results, and projected discounted cash flows. These estimates are highly judgmental, given the inherent lack of marketability of investments in private companies. The Company has recorded write-down charges on cost method investments of $32.4 million, $23.1 million, and $13.6 million in 2001, 2000, and 1999, respectively. Note C to the Consolidated Financial Statements provides additional details surrounding cost method investments.

Kaplan Stock Option Plan. The Company maintains a stock option plan at its Kaplan subsidiary that provides for the issuance of stock options representing 10.6 percent of Kaplan, Inc. common stock to certain members of Kaplan’s management. Under the provisions of this plan, options are issued with an exercise price equal to the estimated fair value of Kaplan’s common stock. Options vest ratably over five years from issuance, and upon exercise, an option holder has the right to require the Company to repurchase the Kaplan stock at the stock’s then fair value. The fair value of Kaplan’s common stock is determined by the compensation committee of the Company’s Board of Directors, with input from management and an independent outside valuation firm. The compensation committee has historically modified the fair value of Kaplan stock on an annual basis, and management expects this practice to continue. At December 30, 2001, options representing 10.0 percent of Kaplan’s common stock were issued and outstanding. For 2001, 2000, and 1999, the Company recorded expense of $25,302,000, $6,000,000, and $7,250,000, respectively, related to this plan. In 2001, payouts from option exercises totaled $2.1 million. At December 30, 2001, the Company’s Kaplan stock-based compensation accrual balance totaled $41,400,000. Management expects Kaplan’s profits and related fair value to increase significantly again in 2002, with a corresponding increase in the stock-based compensation expense for 2002 as compared to 2001.

Other. The Company does not have any off-balance sheet arrangements or financing activities with special-purpose entities (SPEs). Transactions with related parties, as discussed in Note C to the Consolidated Financial Statements, are in the ordinary course of business and are conducted on an arms-length basis.

OTHER

New Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 supersedes APB 17 and provides, among other provisions, that (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to 40 years. The Company adopted SFAS No. 142 effective in fiscal 2002 and estimates that the application of its requirements will result in the cessation of most of the periodic charges presently being recorded from the amortization of goodwill and other intangible assets.

Forward-looking Statements. This annual report contains certain forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. For more information about these forward-looking statements and related risks, please refer to the section titled “Forward-looking Statements” in Part 1 of the Company’s Annual Report on Form 10-K.

[This Page Intentionally Left Blank]

TEN-YEAR SUMMARY OF SELECTED HISTORICAL FINANCIAL DATA

See Notes to Consolidated Financial Statements for the summary of significant accounting policies and additional information relative to the years 1999—2001.

(in thousands, except per share amounts)	2001	2000	1999

Results of Operations

Operating revenues	$2,416,673	$2,412,150	$2,215,571

Income from operations	$219,932	$339,882	$388,453

Income before cumulative effect of change in accounting principle	$229,639	$136,470	$225,785

Cumulative effect of change in method of accounting for income taxes	—	—	—

Net income	$229,639	$136,470	$225,785

Per Share Amounts

Basic earnings per common share

Income before cumulative effect of change in accounting principle	$24.10	$14.34	$22.35

Cumulative effect of change in accounting principle	—	—	—

Net income	$24.10	$14.34	$22.35

Basic average shares outstanding	9,486	9,445	10,061

Diluted earnings per share

Income before cumulative effect of change in accounting principle	$24.06	$14.32	$22.30

Cumulative effect of change in accounting principle	—	—	—

Net income	$24.06	$14.32	$22.30

Diluted average shares outstanding	9,500	9,460	10,082

Cash dividends	$5.60	$5.40	$5.20

Common shareholders’ equity	$177.30	$156.55	$144.90

Financial Position

Current assets	$396,857	$405,067	$476,159

Working capital (deficit)	(37,233)	(3,730)	(346,389)

Property, plant, and equipment	1,098,211	927,061	854,906

Total assets	3,559,098	3,200,743	2,986,944

Long-term debt	883,078	873,267	397,620

Common shareholders’ equity	1,683,485	1,481,007	1,367,790

(in thousands, except per share amounts)	1998	1997	1996	1995

Results of Operations

Operating revenues	$2,110,360	$1,956,253	$1,853,445	$1,719,449

Income from operations	$378,897	$381,351	$337,169	$271,018

Income before cumulative effect of change in accounting principle	$417,259	$281,574	$220,817	$190,096

Cumulative effect of change in method of accounting for income taxes	—	—	—	—

Net income	$417,259	$281,574	$220,817	$190,096

Per Share Amounts

Basic earnings per common share

Income before cumulative effect of change in accounting principle	$41.27	$26.23	$20.08	$17.16

Cumulative effect of change in accounting principle	—	—	—	—

Net income	$41.27	$26.23	$20.08	$17.16

Basic average shares outstanding	10,087	10,700	10,964	11,075

Diluted earnings per share

Income before cumulative effect of change in accounting principle	$41.10	$26.15	$20.05	$17.15

Cumulative effect of change in accounting principle	—	—	—	—

Net income	$41.10	$26.15	$20.05	$17.15

Diluted average shares outstanding	10,129	10,733	10,980	11,086

Cash dividends	$5.00	$4.80	$4.60	$4.40

Common shareholders’ equity	$157.34	$117.36	$121.24	$107.60

Financial Position

Current assets	$404,878	$308,492	$382,631	$406,570

Working capital (deficit)	15,799	(300,264)	100,995	98,393

Property, plant, and equipment	841,062	653,750	511,363	457,359

Total assets	2,729,661	2,077,317	1,870,411	1,732,893

Long-term debt	395,000	—	—	—

Common shareholders’ equity	1,588,103	1,184,074	1,322,803	1,184,204

[Additional columns below]

[Continued from above table, first column(s) repeated]

(in thousands, except per share amounts)	1994	1993	1992

Results of Operations

Operating revenues	$1,613,978	$1,498,191	$1,450,867

Income from operations	$274,875	$238,980	$232,112

Income before cumulative effect of change in accounting principle	$169,672	$153,817	$127,796

Cumulative effect of change in method of accounting for income taxes	—	11,600	—

Net income	$169,672	$165,417	$127,796

Per Share Amounts

Basic earnings per common share

Income before cumulative effect of change in accounting principle	$14.66	$13.10	$10.81

Cumulative effect of change in accounting principle	—	0.98	—

Net income	$14.66	$14.08	$10.81

Basic average shares outstanding	11,577	11,746	11,827

Diluted earnings per share

Income before cumulative effect of change in accounting principle	$14.65	$13.10	$10.80

Cumulative effect of change in accounting principle	—	0.98	—

Net income	$14.65	$14.08	10.80

Diluted average shares outstanding	11,582	11,750	11,830

Cash dividends	$4.20	$4.20	$4.20

Common shareholders’ equity	$99.32	$92.84	$84.17

Financial Position

Current assets	$375,879	$625,574	$524,975

Working capital (deficit)	102,806	367,041	242,627

Property, plant, and equipment	411,396	363,718	390,804

Total assets	1,696,868	1,622,504	1,568,121

Long-term debt	50,297	51,768	51,842

Common shareholders’ equity	1,126,933	1,087,419	993,005

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1	—	Certificate of Incorporation of the Company as amended through May 12, 1988, and the Certificate of Designation for the Company’s Series A Preferred Stock filed January 22, 1996 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

3.2	—	By-Laws of the Company as amended through March 8, 2001. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

4.1	—	Credit Agreement dated as of March 17, 1998, among the Company, Citibank, N.A., Wachovia Bank of Georgia, N.A., and the other Lenders named therein (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997)

4.2	—	Assignment and Acceptance Agreement and Assumption Agreement, each dated as of February 28, 2002, pursuant to which GE Capital CFE, Inc. became an Assuming Lender under the Credit Agreement dated as of March 17, 1998, among the Company, Citibank, N.A. Wachovia Bank of Georgia, N.A., and the other Lenders named therein.

4.3	—	Form of the Company’s 5.50% Notes due February 15, 2009, issued under the Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999)

4.4	—	Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999)

4.5	—	364-Day Credit Agreement dated as of September 20, 2000, among the Company, Citibank, N.A., SunTrust Bank and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2000)

4.6	—	Amendment and Restatement dated as of September 19, 2001, to the 364-Day Credit Agreement dated as of September 20, 2000, among the Company, Citibank, N.A., SunTrust Bank and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.1	—	The Washington Post Company Annual Incentive Compensation Plan as amended and restated effective June 30, 1995 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).*

10.2	—	The Washington Post Company Long-Term Incentive Compensation Plan as amended and restated effective March 9, 2000 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2000).*

[Index Continued on Next Page]

INDEX TO EXHIBITS (CONTINUED)

Exhibit
Number		Description

10.3	—	The Washington Post Company Stock Option Plan as amended and restated through March 12, 1998 (corrected copy) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2001).*

10.4	—	The Washington Post Company Supplemental Executive Retirement Plan as amended and restated through March 14, 2002.*

10.5	—	The Washington Post Company Deferred Compensation Plan as amended and restated effective March 9, 2000 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2000).*

11	—	Calculation of earnings per share of common stock.

21	—	List of subsidiaries of the Company.

23	—	Consent of independent accountants.

24	—	Power of attorney dated March 14, 2002.

*	A management contract or compensatory plan or arrangement required to be included as an exhibit hereto pursuant to Item 14(c) of Form 10-K.