Form 10-Q
period 2002-03-31
WASHINGTON POST CO
filed 2002-05-13
CIK 104889

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

Commission File Number 1-6714

THE WASHINGTON POST COMPANY
(Exact name of registrant as specified in its charter)

Delaware	53-0182885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1150 15th Street, N.W. Washington, D.C. 20071 (Address of principal executive office and zip Code)

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
Yes   X    .   No       .

Shares outstanding at May 2, 2002:

Class A Common Stock	1,722,250 Shares

Class B Common Stock	7,780,834 Shares

2.

THE WASHINGTON POST COMPANY

 Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

a.	Condensed Consolidated Statements of Income (Unaudited) for the Thirteen Weeks Ended March 31, 2002 and April 1, 2001	3

b.	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Thirteen Weeks Ended March 31, 2002 and April 1, 2001	4

c.	Condensed Consolidated Balance Sheets at March 31, 2002 (Unaudited) and December 30, 2001	5

d.	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Thirteen Weeks Ended March 31, 2002 and April 1, 2001	6

e.	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition		11

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K		17

Signatures		18

3.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The Washington Post Company
Condensed Consolidated Statements of Income (Unaudited)

Thirteen Weeks Ended
	March 31,	April 1,
(In thousands, except per share amounts)	2002	2001

Operating revenues
Advertising	$273,564	$297,974
Circulation and subscriber	161,298	148,016
Education	146,929	121,341
Other	18,531	19,068
	600,322	586,399
Operating costs and expenses
Operating	333,239	343,416
Selling, general and administrative	176,866	147,915
Depreciation of property, plant and equipment	41,173	34,632
Amortization of goodwill and other intangibles	152	17,192
	551,430	543,155

Income from operations	48,892	43,244

Other income (expense)
Equity in losses of affiliates	(6,506)	(12,461)
Interest income	133	325
Interest expense	(8,867)	(14,624)
Other, net	6,454	308,769

Income before income taxes	40,106	325,253

Provision for income taxes	16,400	126,200

Net income	23,706	199,053

Redeemable preferred stock dividends	(525)	(526)

Net income available for common shares	$23,181	$198,527

Basic earnings per common share	$ 2.44	$ 20.94

Diluted earnings per common share	$ 2.44	$ 20.90

Dividends declared per common share	$2.80	$ 2.80

Basic average number of common shares outstanding	9,498	9,479

Diluted average number of common shares outstanding	9,512	9,499

4.

The Washington Post Company
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Thirteen Weeks Ended
	March 31, 2002	April 1, 2001
(In thousands)

Net income	$ 23,706	$ 199,053
Other comprehensive income (loss)
Foreign currency translation adjustment	99	(4,269)
Change in unrealized gain on available-for-sale
securities	(2,381)	(15,575)
Less: reclassification adjustment for realized (gains)
losses included in net income	(11,209)	3,000
	(13,491)	(16,844)
Income tax benefit related to other
comprehensive income	5,265	4,840
	(8,226)	(12,004)
Comprehensive income	$ 15,480	$ 187,049

5.

The Washington Post Company
Condensed Consolidated Balance Sheets

(In thousands)	March 31,2002	December 30,
	(unaudited)	2001
Assets

Current assets
Cash and cash equivalents	$ 25,523	$ 31,480
Investments in marketable equity securities	2,723	16,366
Accounts receivable, net	246,970	279,328
Federal and state income taxes receivable	-	10,253
Inventories	21,106	19,042
Other current assets	36,748	40,388
	333,070	396,857

Property, plant and equipment
Buildings	268,294	267,658
Machinery, equipment and fixtures	1,507,767	1,422,228
Leasehold improvements	80,267	79,108
	1,856,328	1,768,994
Less accumulated depreciation	(852,490)	(794,596)
	1,003,838	974,398
Land	34,733	34,733
Construction in progress	74,385	89,080
	1,112,956	1,098,211

Investments in marketable equity securities	210,600	219,039
Investments in affiliates	82,125	80,936
Goodwill, net	777,424	754,554
Indefinite lived intangible assets, net	453,306	450,759
Other intangible assets, net	2,226	1,448
Prepaid pension cost	453,456	447,688
Deferred charges and other assets	83,178	109,606
	$3,508,341	$3,559,098

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$ 318,377	$ 298,565
Deferred subscription revenue	83,649	85,525
Dividends declared	13,550	–
Federal and state income taxes payable	578	–
Short-term borrowings	464,811	50,000
	880,965	434,090

Postretirement benefits other than pensions	131,862	130,824
Other liabilities	184,356	192,540
Deferred income taxes	219,669	221,949
Long-term debt	403,628	883,078
	1,820,480	1,862,481

Redeemable preferred stock	13,132	13,132

Preferred stock	—	—
Common shareholders' equity
Common stock	20,000	20,000
Capital in excess of par value	144,701	142,814
Retained earnings	3,026,192	3,029,595
Accumulated other comprehensive income (loss)
Cumulative foreign currency translation adjustment	(9,578)	(9,678)
Unrealized gain on available-for-sale securities	15,956	24,281
Cost of Class B common stock held in treasury	(1,522,542)	(1,523,527)
	1,674,729	1,683,485
	$3,508,341	$3,559,098

6.

The Washington Post Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Thirteen Weeks Ended
	March 31,	April 1,
(In thousands)	2002	2001

Cash flows from operating activities:
Net income	$ 23,706	$199,053
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation of property, plant and equipment	41,173	34,632
Amortization of goodwill and other intangibles	152	17,192
Net pension benefit	(16,082)	(19,878)
Early retirement program expense	10,313	—
Gain from disposition of businesses	—	(321,091)
Gain on sale of marketable securities	(13,209)	—
Cost method and other investment write-downs	10,050	11,800
Equity in losses of affiliates, net of
distributions	6,506	12,461
Provision for deferred income taxes	2,986	99,785
Change in assets and liabilities:
Decrease in accounts receivable, net	33,342	28,000
Increase in inventories	(2,064)	(12,630)
Increase (decrease) in accounts payable and
accrued liabilities	15,766	(13,968)
Decrease in deferred subscription
revenue	(1,876)	(2,648)
Decrease in income taxes receivable	10,253	12,370
Increase in income taxes payable	578	8,672
(Increase) decrease in other assets and
other liabilities, net	(5,561)	15,025
Other	136	208

Net cash provided by operating activities	116,169	68,983

Cash flows from investing activities:
Purchases of property, plant and equipment	(37,310)	(49,073)
Investments in certain businesses	(16,907)	(95,023)
Proceeds from the sale of business	—	61,921
Proceeds from sale of marketable securities	19,701	—
Investment in affiliates	(7,610)	(6,240)
Other	249	340

Net cash used in investing activities	(41,877)	(88,075)

Cash flows from financing activities:
Net (repayment) issuance of commercial paper	(69,084)	53,311
Dividends paid	(13,559)	(13,529)
Proceeds from exercise of stock options	2,394	1,884

Net cash (used in) provided by financing activities	(80,249)	41,666

Net (decrease) increase in cash and cash equivalents	(5,957)	22,574

Beginning cash and cash equivalents	31,480	20,345

Ending cash and cash equivalents	$ 25,523	$ 42,919

7.

The Washington Post Company
Notes to Condensed Consolidated Financial Statements (Unaudited)

  Results of operations, when examined on a quarterly basis, reflect the seasonality of advertising that affects the newspaper, magazine and broadcasting operations. Advertising revenues in the second and fourth quarters are typically higher than first and third quarter revenues.  All adjustments reflected in the interim financial statements are of a normal recurring nature.  First quarter 2001 revenue and expenses were reclassified to conform with current year presentation.

Note 1: Acquisitions, Exchanges and Dispositions.

   In the first quarter of 2002, Kaplan acquired several businesses that are now part of their higher education and test preparation divisions.  The acquisitions totaled approximately $23.2 million, with most of the aggregate purchase price allocated to goodwill.  About $6.3 million remains to be paid on these acquisitions, of which $1.9 million has been classified in current liabilities and $4.4 million as long-term debt at March 31, 2002.

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

   The gain resulting from the cable system sale and exchange transactions, which is included in “Other income, net” in the Condensed Consolidated Statements of Income, increased net income for the first quarter of 2001 by $196.5 million, or $20.69 per share.  For income tax purposes, the cable system sale and exchange transactions qualified as like-kind exchanges, and therefore, a large portion of these transactions did not result in a current tax liability.

Note 2:  Investments.

   Investments in marketable equity securities at March 31, 2002 and December 30, 2001 consist of the following (in thousands):

	March 31, 2002	December 30, 2001

Total cost	$187,169	$195,661
Gross unrealized gains	26,154	39,744
Total fair value	$213,323	$235,405

  During the first quarter of 2002, the Company sold its shares of Ticketmaster, resulting in a pre-tax gain of $13.2 million.  There were no purchases or sales of marketable equity securities during the first quarter of 2001.

   At March 31, 2002 and December 30, 2001, the carrying value of the Company’s cost method investments was $21.5 million and $29.6 million, respectively.  There were no investments in companies constituting cost method investments during the first quarter of 2002 and 2001.

   The Company recorded charges of $10.1 million and $11.8 million during the first quarter of 2002 and 2001, respectively, to write-down certain of its investments to estimated fair value.

8.

Note 3: Borrowings.

   At March 31, 2002, the Company had $868.4 million in total debt outstanding, which was comprised of $464.8 million of commercial paper borrowings, $398.2 million of 5.5 percent unsecured notes due February 15, 2009, and $5.4 million in other debt.  The Company’s five-year $500 million revolving credit facility, which expires in March 2003, and one-year $250 million revolving credit facility, which expires in September 2002, support the issuance of the Company’s short-term commercial paper.  The Company intends to replace the revolving credit facility agreements prior to their expiration.

   During the first quarter of 2002 and 2001 the Company had average borrowings outstanding of approximately $888.3 million and $949.1 million, respectively, at average annual interest rates of approximately 3.5 percent and 5.8 percent, respectively.  During the first quarter of 2002 and 2001, the Company incurred interest expense on borrowings of $8.7 million and $14.3 million, respectively.

9.

Note 4: Business Segments.

   The following table summarizes financial information related to each of the Company’s business segments.  The 2002 and 2001 results of operations information is for the thirteen weeks ended March 31, 2002 and April 1, 2001, respectively.  The 2002 and 2001 asset information is as of March 31, 2002 and December 30, 2001, respectively.

(in thousands)

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
2002
Operating revenues	$200,772	$ 75,418	$ 75,018	$102,033	$ 147,081	$ -	$ 600,322
Income (loss) from
operations	$ 17,543	$ 33,551	$(11,578)	$ 16,042	$ (550)	$ (6,116)	$ 48,892
Equity in losses of
affiliates							(6,506)
Interest expense, net							(8,734)
Other expense, net							6,454
Income before income
taxes							$ 40,106

Depreciation expense	$ 10,879	$ 2,765	$ 1,050	$ 20,479	$ 6,000	$ -	$ 41,173
Amortization expense	$ 4	$ -	$ -	$ 39	$ 109	$ -	$ 152
Pension credit (expense)	$ 5,491	$ 1,220	$ 9,895	$ (226)	$ (298)	$ -	$ 16,082

Identifiable assets	$695,908	$412,831	$466,868	$1,117,833	$497,561	$21,892	$3,212,893
Investments in
marketable equity
securities							213,323
Investments in
affiliates							82,125

Total assets							$3,508,341

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
2001
Operating revenues	$218,194	$ 74,202	$ 83,318	$ 89,177	$ 121,508	$ -	$ 586,399
Income (loss) from
operations	$ 26,276	$ 28,548	$ (2,520)	$ 7,756	$ (10,248)	$ (6,568)	$ 43,244
Pro forma income
(loss) from	$ 26,784	$ 32,082	(853)	$ 15,418	(6,575)	$ (6,568)	$ 60,288
operations (1)
Equity in losses of
affiliates							(12,461)
Interest expense, net							(14,299)
Other expense, net							308,769
Income before income
taxes							$ 325,253

Depreciation expense	$ 9,502	$ 2,926	$ 1,219	$ 16,259	$ 4,726	$ -	$ 34,632
Amortization expense	$ 508	$ 3,534	$ 1,667	$ 7,701	$ 3,782	$ -	$ 17,192
Pension credit (expense)	$ 7,123	$ 1,663	$ 11,416	$ (153)	$ (171)	$ -	$ 19,878

Identifiable assets	$703,947	$419,246	$486,804	$1,117,426	$472,988	$42,346	$3,242,757
Investments in
marketable equity
securities							235,405
Investments in
affiliates							80,936

Total assets							$3,559,098
(1) First quarter 2001 results, adjusted as if SFAS 142 had been adopted at the beginning of 2001 — refer to Note 5 for additional information

   Newspaper publishing includes the publication of newspapers in the Washington, D.C. area (The Washington Post, the Gazette community newspapers, and Southern Maryland newspapers) and Everett, Washington (The Everett Herald).  This business division also includes newsprint warehousing, recycling operations and the Company’s electronic media publishing business (primarily washingtonpost.com).

10.

   Television broadcasting operations are conducted through six VHF, network-affiliated television stations serving the Detroit, Houston, Miami, San Antonio, Orlando and Jacksonville television markets.  The Company’s station in Jacksonville will become an independent station in July 2002, when its network affiliation agreement with CBS expires.

   The magazine publishing division consists of the publication of a weekly news magazine, Newsweek, which has one domestic and three international editions, the publication of Arthur Frommer’s Budget Travel, and the publication of business periodicals for the computer services industry and the Washington-area technology community.

   Cable television operations consist of cable systems offering basic cable, pay television and other services to approximately 751,700 subscribers in midwestern, western, and southern states.

   Education and career services are provided through the Company’s wholly-owned subsidiary Kaplan, Inc.  Kaplan’s businesses include supplemental education services, which is made up of test preparation and admissions, providing test preparation services for college and graduate school entrance exams; Kaplan Professional, providing education and career services to business people and other professionals; and Score!, offering multi-media learning and private tutoring to children and educational resources to parents. Kaplan’s  businesses also include higher education services, which includes all of Kaplan’s post-secondary education businesses, including the fixed facility colleges that were formerly part of Quest Education, which offers bachelor’s degrees, associate’s degrees and diploma programs primarily in the fields of healthcare, business and information technology; and online post-secondary and career programs (various distance-learning businesses, including kaplancollege.com).

   Corporate office includes the expenses of the Company’s corporate office.

Note 5:  New Accounting Pronouncement.

The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets” effective on the first day of its 2002 fiscal year.  As a result of the adoption of SFAS 142, the Company ceased most of the periodic charges previously recorded from the amortization of goodwill and other intangibles.   On a pro forma basis, the Company’s operating income, net income and diluted earnings per share would have been $60.3 million, $210.8 million and $22.19, respectively, in the first quarter of 2001, if SFAS 142 had been adopted at the beginning of fiscal 2001.

As required under SFAS 142, in the first quarter of 2002, the Company completed its transitional impairment review of indefinite lived intangible assets and no impairment charge was warranted.  The Company will complete the initial transitional impairment review of goodwill in the second quarter of 2002.

   In accordance with SFAS 142, the Company has reviewed its goodwill and other intangible assets and reported them on the consolidated balance sheet in three categories (goodwill, indefinite lived intangible assets, and other intangible assets).  The Company’s intangible assets with an indefinite life are from franchise agreements at its cable division.  Other intangible assets are primarily non-compete agreements, with amortization periods up to five years.  At March 31, 2002, goodwill, indefinite lived intangible assets and other intangible assets were net of accumulated amortization of $279.4 million, $163.8 million and $0.9 million, respectively.  At December 31, 2001, goodwill, indefinite lived intangible assets and other intangible assets were net of accumulated amortization of $279.4 million, $163.8 million and $0.7 million, respectively.

11.

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

Results of Operations

  Net income for the first quarter of 2002 was $23.7 million ($2.44 per share),  down from net income of $199.1 million ($20.90 per share) in the first quarter of last year.

  Results for the first quarter of 2002 include a charge arising from an early retirement program at Newsweek ($6.1 million, or $0.64 per share) and a net non-operating gain primarily from the sale of marketable securities ($3.8 million, or $0.40 per share).  Results for the first quarter of 2001 include net non-operating gains principally from the sale and exchange of certain cable systems ($189.5 million, or $19.95 per share) and a charge of $12.2 million, or $1.29 per share, for amortization of goodwill and certain other intangible assets that are no longer amortized under SFAS 142.  Excluding these items, net income for the first quarter of 2002 totaled $26.0 million, or $2.68 per share, compared to net income of $21.8 million, or $2.24 per share, for the first quarter of 2001.

   Revenue for the first quarter of 2002 was $600.3 million, up 2 percent from $586.4 million in 2001.  Advertising revenue declined 8 percent compared to last year.  Circulation and subscriber revenue and education revenue increased 9 percent and 21 percent, respectively.

   The decline in advertising revenue is the result of a collective $26.4 million, or 12 percent, decline in advertising revenues at the Company’s newspaper and magazine publishing divisions, where the advertising climate remains soft. A large portion of this decline is attributable to a $16.2 million (or 46 percent) decline in classified recruitment advertising revenue at The Washington Post.

   The 9 percent improvement in circulation and subscriber revenue is attributable to growth in subscriber revenues at Cable One, from rapid growth in cable modem and digital service revenues, and an increased number of basic subscribers from the cable exchange transactions completed in the first quarter of 2001.

   The 21 percent increase in education revenue is due to revenue growth in all of Kaplan’s lines of business, particularly the traditional test preparation business and the fixed-facility colleges that were formerly part of Quest Education.

   Costs and expenses for the first quarter of 2002, excluding amortization of goodwill and other intangibles,  increased 5 percent to $551.3 million, from $526.0 million in 2001.   The increase is due to the $10.3 million pre-tax charge from the Newsweek early retirement program, higher stock-based compensation expense accruals at the education division, increased depreciation expense, and a reduced net pension credit.  These factors were partially offset by a 20 percent decrease in newsprint expense and general cost control measures employed throughout the Company.

12.

  The increase in depreciation expense occurred mainly at the cable division, where capital spending in 2001 and 2000 has enabled the cable division to offer digital and broadband cable services to its subscribers.

  The Company’s expenses for the first quarter of 2002 were reduced by $16.1 million of net pension credits, compared to $19.9 million in the first quarter of 2001.  At December 30, 2001, the Company modified certain assumptions surrounding the Company’s pension plans.  Specifically, the Company reduced its assumptions on discount rate from 7.5 percent to 7.0 percent and expected return on plan assets from 9.0 percent to 7.5 percent.  These assumption changes result in an approximate $5.5 million reduction in the Company’s net pension credit each quarter.  Management expects the 2002 annual net pension credit to approximate $65.0 million, compared to $76.9 million in 2001, excluding charges related to early retirement programs.

   Operating income for the quarter decreased 19 percent to $48.9 million, from $60.3 million in 2001, adjusted as if SFAS 142 had been adopted at the beginning of 2001.  Excluding the $10.3 million pre-tax charge from the Newsweek early retirement program, operating income for the quarter was $59.2 million, a decrease of 2 percent.

Newspaper Publishing Division.  Newspaper publishing division revenue totaled $200.8 million for the first quarter of 2002, an 8 percent decline from revenue of $218.2 million in the first quarter of 2001.  Division operating income decreased 35 percent to $17.5 million, from $26.8 million in 2001, adjusted as if SFAS 142 had been adopted at the beginning of 2001.  The decline in division operating income is primarily attributable to a 46 percent decline in recruitment advertising revenue at The Washington Post newspaper and a reduced pension credit, partially offset by a 20 percent decrease in newsprint expense.

  Print advertising revenue at The Washington Post newspaper decreased 14 percent to $131.5 million, from $152.6 million in 2001, primarily due to a $16.2 million decline in recruitment advertising revenue, resulting from a 48 percent volume decline.  The decline in recruitment advertising was partially offset by higher revenue from certain advertising categories, principally preprints and other classified advertising.

  For the first quarter of 2002, Post daily and Sunday circulation declined 0.2 percent and 1.3 percent, respectively, compared to the first quarter of 2001.  For the three months ended March 31, 2002, average daily circulation at The Post totaled 772,000 and average Sunday circulation totaled 1,063,000.

   Revenues generated by the Company’s online publishing activities, primarily washingtonpost.com, totaled $7.5 million for the first quarter of 2002, versus $7.2 million for 2001.

Television Broadcasting Division.  Revenue for the broadcast division increased 2 percent in the first quarter of 2002 to $75.4 million, from $74.2 million in 2001, due largely to significant Olympics related advertising at the Company’s NBC affiliates, offset by a reduction in network compensation due to a new network affiliation agreement with NBC, which goes through 2011.   Operating income for the first quarter of 2002 increased 5 percent to $33.6 million, from $32.1 million in 2001, adjusted as if SFAS 142 had been adopted at the beginning of 2001.

   In April 2002 the Company announced that its network affiliation with CBS at WJXT in Jacksonville, Florida, would end.  WJXT will become an independent station when its network affiliation agreement with CBS expires in July 2002.

Magazine Publishing Division.  Revenue for the magazine publishing division declined 10 percent for the first quarter of 2002, compared to the same period in 2001, primarily due to a 15 percent decrease in advertising revenue at Newsweek.  In addition,

13.

there was one less issue of the magazine in the first quarter of 2002 than in the first quarter of 2001.   The magazine division operating loss totaled $11.6 million, compared to a loss of $0.9 million for the first quarter of 2001, adjusted as if SFAS 142 had been adopted at the beginning of 2001.   The decline in operating results is primarily attributable to a $10.3 million charge in connection with an early retirement program at Newsweek.  The decline in advertising revenue and a reduced pension credit also adversely impacted operating results, partially offset by decreases in magazine paper rates and printing and distribution costs.

Cable Television Division.  Cable division revenue of $102.0 million for the first quarter of 2002 represents a 14 percent increase over 2001 first quarter revenue of $89.2 million.  The 2002 revenue increase is due to rapid growth in the division’s cable modem and digital service revenues and an increased number of basic subscribers from the cable exchange transactions completed in the first quarter of 2001.

  Cable division cash flow (operating income excluding depreciation and amortization expense) totaled $36.6 million for the first quarter of 2002, a 15 percent increase from $31.7 million for the first quarter of 2001.  Cable division operating income increased 4 percent to $16.0 million in the first quarter of 2002, versus $15.4 million in the first quarter of 2001, adjusted as if SFAS 142 had been adopted at the beginning of 2001.  The increase in operating income is due mostly to the division’s significant revenue growth, offset by increased depreciation expense, higher programming expense, and higher payroll costs.

  The increase in depreciation expense is due to significant capital spending, primarily in 2001 and 2000, that has enabled the cable division to offer digital and broadband cable services to its subscribers.  The cable division began its rollout plan for these services in the third quarter of 2000.  At March 31, 2002, the cable division had approximately 238,400 digital cable subscribers, representing a 33 percent penetration of the subscriber base in the markets where digital services are offered.  Digital services are offered in markets serving 97 percent of the cable division’s subscriber base.  The rollout plan for the new digital cable services included an offer for the cable division’s customers to obtain these services free for one year.  At the end of March 2002, the cable division had about 71,700 “paying” digital subscribers, including 21,500 “paying” digital subscribers in Idaho systems that it assumed from the cable exchange transactions noted above and who were not offered one-year free digital service by the prior owner.  The benefits from these new services began to show in the first quarter of 2002 and are expected to continue throughout the year, with the remaining portion of free one-year periods generally ending later in 2002.

  At March 31, 2002, the cable division had 751,700 basic subscribers, compared to 769,000 at the end of March 2001.  At March 31, 2002, the cable division had 53,100 CableONE.net service subscribers, compared to 28,300 at the end of March 2001, due to a large increase in the Company’s cable modem deployment (offered to 89 percent of homes passed at the end of March 2002) and take-up rates. Of these subscribers, 44,400 and 14,300 were cable modem subscribers at the end of the first quarter of 2002 and 2001, respectively, with the remainder being dial-up subscribers.

Education Division.  Education division revenue totaled $147.1 million for the first quarter of 2002, a 21 percent increase over revenue of $121.5 million for the same period of 2001.  Including the charges for stock options held by Kaplan management, Kaplan reported a loss for the quarter of $0.6 million, compared to a loss of $6.6 million for the first quarter of 2001, adjusted as if SFAS 142 had been adopted as of the beginning of 2001.  Excluding these charges, Kaplan operating earnings were $16.1 million in

14.

2002, compared to operating earnings of $1.8 million in 2001.  A summary of first quarter operating results, excluding goodwill amortization in 2001, is as follows (in thousands):

	First Quarter

	2002	2001	% Change
Revenue
Supplemental education	$ 90,750	$ 80,874	+12
Higher education	56,331	40,634	+39
	$147,081	$121,508	+21

Operating income (loss)

Supplemental education	$13,202	$ 6,441	+105
Higher education	8,886	2,244	+296
Kaplan corporate overhead	(5,902)	(6,746)	+13
Other*	(16,736)	(8,514)	-97
	$ (550)	$ (6,575)	+92

*Other includes charges accrued for stock-based incentive compensation and amortization of certain intangibles.

  Supplemental education includes Kaplan’s test preparation, professional training, and Score! businesses. The improvement in supplemental education results for the first quarter of 2002 is due mostly to higher enrollments and to a lesser extent higher prices at Kaplan’s traditional test preparation business (particularly the LSAT and MCAT prep courses), as well as higher revenues and profits from Kaplan’s CFA and real estate exam preparation services.  Score! also contributed to the improved results, with increased enrollment from new learning centers opened later in 2001 (148 centers at the end of March 2002, versus 137 centers at the end of March 2001) and strong cost controls.

  Higher education includes all of Kaplan’s post-secondary education businesses, including the fixed-facility colleges that were formerly part of Quest Education, as well as online post-secondary and career programs (various distance learning businesses). Higher education results are showing significant growth due to student enrollment increases, high student retention rates and recent acquisitions.

  Corporate overhead represents unallocated expenses of Kaplan, Inc.’s corporate office, including expenses associated with the design and development of educational software that, if successfully completed, will benefit all of Kaplan’s business units.  The decrease in this expense category in 2002 is due to decreased spending for these development initiatives.

  Other expense is comprised of accrued charges for stock-based incentive compensation arising from a stock option plan established for certain members of Kaplan’s management and amortization of certain intangibles.  Under the stock-based incentive plan, the amount of compensation expense varies directly with the estimated fair value of Kaplan’s common stock and the number of options outstanding.  The increase in other expense for 2002 is attributable to an increase in stock-based incentive compensation, which was due to an increase in Kaplan’s estimated value.

15.

Equity in Losses of Affiliates.  The Company’s equity in losses of affiliates for the first quarter of 2002 was $6.5 million, compared to losses of $12.5 million for the first quarter of 2001.  The Company’s affiliate investments consist of a 49 percent interest in BrassRing LLC, a 50 percent interest in the International Herald Tribune, and a 49 percent interest in Bowater Mersey Paper Company Limited.  The reduction in first quarter 2002 affiliate losses is primarily attributable to improved operating results at BrassRing.  The Company’s share of BrassRing’s losses accounted for $4.2 million of the total first quarter equity in losses of affiliates, versus $14.1 million in the first quarter of 2001.

Other Non-Operating Income. The Company recorded other non-operating income, net, of $6.5 million for the first quarter of 2002, compared to non-operating income, net, of $308.8 million for the first quarter of 2001.  The 2002 non-operating income is comprised mostly of a gain from the sale of marketable securities, offset by write-downs recorded on certain investments.  The 2001 non-operating income is comprised mostly of gains arising from the sale and exchange of certain cable systems completed in January and March of 2001, offset by write-downs recorded on certain investments.

Net Interest Expense.  The Company incurred net interest expense of $8.7 million for the first quarter of 2002, compared to $14.3 million for the same period of the prior year.  The reduction is due to both lower average borrowings and lower interest rates.  At March 31, 2002, the Company had $868.4 million in borrowings outstanding at an average interest rate of 3.5 percent.

Provision for Income Taxes.  The effective tax rate for the first quarter of 2002 was 40.9 percent, compared to 38.8 percent for the same period of 2001.   The 2001 rate benefited from a lower effective tax rate applicable to the one-time gains arising from the sale and exchange of cable systems.  Excluding the effect of the cable gain transactions, the Company’s effective tax rate approximated 43 percent for the first quarter of 2001.  The effective tax rate for 2002 has declined because the Company no longer has any permanent difference from goodwill amortization not deductible for tax purposes as a result of the adoption of SFAS 142.

Earnings Per Share.  The calculation of diluted earnings per share for the first quarter of 2002 was based on 9,512,000 weighted average shares outstanding, compared to 9,499,000 for the first quarter of 2001.  The Company made no repurchases of its stock during the first quarter of 2002.

Financial Condition: Capital Resources and Liquidity

Acquisitions.  In the first quarter of 2002, Kaplan acquired several businesses in their higher education and test preparation divisions, totaling approximately $23.2 million.  About $6.3 million remains to be paid on these acquisitions, of which $1.9 million has been classified in current liabilities and $4.4 million as long-term debt at March 31, 2002.

Capital expenditures.  During the first quarter of 2002, the Company’s capital expenditures totaled $37.3 million. The Company anticipates it will spend approximately $135.0 million throughout 2002 for property and equipment.

Liquidity.  Throughout the first quarter of 2002, the Company’s borrowings, net of repayments, decreased by $64.6 million, with the decrease primarily due to cash flows from operations.

  At March 31, 2002, the Company had $868.4 million in total debt outstanding, which was comprised of $464.8 million of commercial paper borrowings, $398.2 million of 5.5 percent unsecured notes due February 15, 2009, and $5.4 million in other debt.  The Company’s five year $500 million revolving credit facility, which expires in March 2003, and one-year $250 million revolving credit facility, which expires in September 2002, support the issuance of the Company’s short-term commercial paper.  The Company

16.

intends to extend or replace the revolving credit facility agreements prior to their expiration, at which time the Company will likely classify a portion of its commercial paper borrowings as “Long-Term Debt” in its Consolidated Balance Sheet.  In early May 2002, Moody’s downgraded the Company’s long-term debt ratings to A1 from Aa3 and affirmed the Company’s short-term debt rating at P-1.

   During the first quarter of 2002 and 2001 the Company had average borrowings outstanding of approximately $888.3 million and $949.1 million, respectively, at average annual interest rates of approximately 3.5 percent and 5.8 percent, respectively.  During the first quarter of 2002 and 2001, the Company incurred interest expense on borrowings of $8.7 million and $14.3 million, respectively.

   The Company expects to fund its estimated capital needs primarily through internally generated funds, and to a lesser extent, commercial paper borrowings.  In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2002.

Forward-Looking Statements

  This report contains certain forward-looking statements that are based largely on the Company’s current expectations.  Forward-looking statements are subject to various risks and uncertainties that could cause actual results or events to differ materially from those anticipated in such statements.  For more information about these forward-looking statements and related risks, please refer to the section titled “Forward-Looking Statements” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 30, 2001.

17.

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

3.2	By-Laws of the Company as amended through March 8, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
4.1

Credit Agreement dated as of March 17, 1998 among the Company, Citibank, N.A., Wachovia Bank of Georgia, N.A., and the other Lenders named therein (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997).

4.2	Assignment and Acceptance Agreement and Assumption Agreement, each dated as of February 28, 2002, pursuant to which GE Capital CFE, Inc. became an Assuming Lender under the Credit Agreement dated as of March 17, 1998, among the Company, Citibank, N.A., Wachovia Bank of Georgia, N.A., and the other Lenders named therein (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001).
4.3

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

4.5

364-Day Credit Agreement dated as of September 20, 2000, among the Company, Citibank, N.A., Suntrust Bank and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2000).

4.6	Amendment and Restatement dated as of September 19, 2001, to the 364-Day Credit Agreement dated as of September 20, 2000, among the Company, Citibank, N.A., SunTrust Bank and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
11	Calculation of Earnings per Share of Common Stock.

   (b)   No reports on Form 8-K were filed during the period covered by this report.

18.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY (Registrant)

Date:	May 10, 2002	/s/ Donald E. Graham

Donald E. Graham, Chairman & Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2002	/s/ John B. Morse, Jr.

John B. Morse, Jr., Vice President-Finance (Principal Financial Officer)