Form 10-Q
period 2002-06-30
WASHINGTON POST CO
filed 2002-08-09
CIK 104889

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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
Yes   X    .   No       .

Shares outstanding at August 2, 2002:

Class A Common Stock	1,722,250 Shares

Class B Common Stock	7,781,453 Shares

2.
THE WASHINGTON POST COMPANY Index to Form 10-Q
			PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	a.	Condensed Consolidated Statements of Income (Unaudited) for the Thirteen and Twenty-six Weeks Ended June 30, 2002 and July 1, 2001	3

	b.	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Thirteen and Twenty-six Weeks Ended June 30, 2002 and July 1, 2001	4

	c.	Condensed Consolidated Balance Sheets at June 30, 2002 (Unaudited) and December 30, 2001	5

	d.	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Twenty-six Weeks Ended June 30, 2002 and July 1, 2001	6

	e.	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition		13

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders		23

Item 6.	Exhibits and Reports on Form 8-K		24

Signatures			25

3.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The Washington Post Company
Condensed Consolidated Statements of Income (Unaudited)
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands, except per share amounts)	2002	2001	2002	2001
Operating revenues
Advertising	$316,102	$312,881	$ 589,671	$610,856
Circulation and subscriber	168,614	161,260	329,755	309,276
Education	149,695	119,442	296,776	240,783
Other	13,292	10,326	31,823	29,393
	647,703	603,909	1,248,025	1,190,308
Operating costs and expenses
Operating	335,443	340,114	668,683	683,530
Selling, general and administrative	160,387	151,409	337,252	299,323
Depreciation of property, plant and equipment	41,286	35,867	82,459	70,499
Amortization of goodwill and other intangibles	159	19,926	311	37,118
	537,275	547,316	1,088,705	1,090,470
Income from operations	110,428	56,593	159,320	99,838

Other income (expense)
Equity in losses of affiliates	(9,183)	(6,641)	(15,689)	(19,102)
Interest income	59	1,047	192	1,371
Interest expense	(8,797)	(13,240)	(17,664)	(27,864)
Other, net	(5,963)	(10,717)	491	298,053
Income before income taxes and cumulative
effect of change in accounting principle	86,544	27,042	126,650	352,296
Provision for income taxes	35,400	12,550	51,800	138,750
Income before cumulative effect of change in accounting principle	51,144	14,492	74,850	213,546
Cumulative effect of change in method of accounting for goodwill and
other intangible assets, net of taxes	-	-	(12,100)	-
Net income	51,144	14,492	62,750	213,546
Redeemable preferred stock dividends	(259)	(263)	(784)	(789)
Net income available for common shares	$ 50,885	$ 14,229	$ 61,966	$212,757
Basic earnings per share:
Before cumulative effect of change in accounting principle	$ 5.38	$ 1.53	$ 7.87	$22.52
Cumulative effect of change in accounting principle	–	–	(1.27)	–
Redeemable preferred stock dividends	(0.03)	(0.03)	(0.08)	(0.08)
Net income available for common stock	$ 5.35	$ 1.50	$ 6.52	$22.44

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$ 5.37	$ 1.53	$ 7.86	$ 22.47
Cumulative effect of change in accounting principle	–	–	(1.27)	–
Redeemable preferred stock dividends	(0.03)	(0.03)	(0.08)	(0.08)
Net income available for common stock	$ 5.34	$ 1.50	$ 6.51	$ 22.39
Dividends declared per common share	$ 1.40	$ 1.40	$ 4.20	$ 4.20
Basic average number of common shares outstanding	9,503	9,485	9,501	9,482
Diluted average number of common shares outstanding	9,521	9,502	9,516	9,500

4.

The Washington Post Company
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2002	2001	2002	2001

Net income	$ 51,144	$ 14,492	$ 62,750	$ 213,546

Other comprehensive income (loss)
Foreign currency translation adjustment	4,318	893	4,417	(3,376)

Change in unrealized gain on available-for-sale securities	(13,049)	16,767	(15,430)	1,372
Less: reclassification adjustment for realized (gains) losses included in net income	–	394	(11,209)	3,214
	(8,731)	18,054	(22,222)	1,210

Income tax benefit (expense) related to other comprehensive income	5,080	(6,686)	10,345	(1,846)
	(3,651)	11,368	(11,877)	(636)

Comprehensive income	$ 47,493	$ 25,860	$ 50,873	$212,910

5.

The Washington Post Company
Condensed Consolidated Balance Sheets

(In thousands)	June 30,2002	December 30,
	(unaudited)	2001
Assets

Current assets
Cash and cash equivalents	$ 22,717	$ 31,480
Investments in marketable equity securities	2,329	16,366
Accounts receivable, net	272,845	279,328
Federal and state income taxes receivable	–	10,253
Inventories	29,288	19,042
Other current assets	34,579	40,388
	361,758	396,857

Property, plant and equipment
Buildings	269,205	267,658
Machinery, equipment and fixtures	1,518,447	1,422,228
Leasehold improvements	81,246	79,108
	1,868,898	1,768,994
Less accumulated depreciation	(879,066)	(794,596)
	989,832	974,398
Land	34,733	34,733
Construction in progress	83,002	89,080
	1,107,567	1,098,211

Investments in marketable equity securities	197,945	219,039
Investments in affiliates	77,284	80,936
Goodwill, net	771,391	754,554
Indefinite-lived intangible assets, net	453,306	450,759
Other intangible assets, net	2,267	1,448
Prepaid pension cost	466,683	447,688
Deferred charges and other assets	78,228	109,606
	$3,516,429	$3,559,098

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$ 303,928	$ 253,346
Deferred revenue	142,420	130,744
Dividends declared	13,550	–
Federal and state income taxes payable	3,267	–
Short-term borrowings	400,457	50,000
	863,622	434,090

Postretirement benefits other than pensions	133,580	130,824
Other liabilities	192,093	192,540
Deferred income taxes	211,458	221,949
Long-term debt	405,779	883,078
	1,806,532	1,862,481

Redeemable preferred stock	12,916	13,132

Preferred stock	—	—
Common shareholders' equity
Common stock	20,000	20,000
Capital in excess of par value	145,124	142,814
Retained earnings	3,051,672	3,029,595
Accumulated other comprehensive income (loss)
Cumulative foreign currency translation adjustment	(5,260)	(9,678)
Unrealized gain on available-for-sale securities	7,986	24,281
Cost of Class B common stock held in treasury	(1,522,541)	(1,523,527)
	1,696,981	1,683,485
	$3,516,429	$3,559,098

6.

The Washington Post Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Twenty-six Weeks Ended
	June 30,	July 1,
(In thousands)	2002	2001

Cash flows from operating activities:
Net income	$ 62,750	$213,546
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in method of accounting for goodwill and other intangibles	12,100	–
Depreciation of property, plant and equipment	82,459	70,499
Amortization of goodwill and other intangibles	311	37,118
Net pension benefit	(32,164)	(39,800)
Early retirement program expense	12,986	-
Gain from disposition of businesses	–	(321,091)
(Gain) loss on sale of marketable securities	(13,209)	344
Cost method and other investment write-downs	16,694	17,300
Equity in losses of affiliates, net of distributions	15,689	19,102
Provision for deferred income taxes	6,755	76,965
Change in assets and liabilities:
Decrease in accounts receivable, net	10,011	3,429
Increase in inventories	(10,246)	(8,637)
Increase in accounts payable and accrued liabilities	42,668	8,809
Decrease in income taxes receivable	10,253	12,370
Increase in income taxes payable	3,267	6,248
Decrease in other assets and other liabilities, net	23,164	35,127
Other	(404)	(894)

Net cash provided by operating activities	243,084	130,435

Cash flows from investing activities:
Purchases of property, plant and equipment	(79,559)	(119,922)
Investments in certain businesses	(26,673)	(104,356)
Proceeds from the sale of business	–	61,921
Proceeds from sale of marketable securities	19,701	124
Other investments	(7,610)	(19,839)
Other	(189)	311

Net cash used in investing activities	(94,330)	(181,761)

Cash flows from financing activities:
Net (repayment) issuance of commercial paper	(133,192)	106,114
Dividends paid	(27,123)	(27,070)
Common shares repurchased	(334)	(445)
Proceeds from exercise of stock options	3,132	2,990

Net cash (used in) provided by financing activities	(157,517)	81,589

Net (decrease) increase in cash and cash equivalents	(8,763)	30,263

Beginning cash and cash equivalents	31,480	20,345

Ending cash and cash equivalents	$ 22,717	$ 50,608

7.

The Washington Post Company
Notes to Condensed Consolidated Financial Statements (Unaudited)

Results of operations, when examined on a quarterly basis, reflect the seasonality of advertising that affects the newspaper, magazine and broadcasting operations. Advertising revenues in the second and fourth quarters are typically higher than first and third quarter revenues.  All adjustments reflected in the interim financial statements are of a normal recurring nature.  Certain 2001 amounts have been reclassified to conform with current year presentation.

Note 1: Acquisitions, Exchanges and Dispositions.

In the first six months of 2002, Kaplan acquired several businesses in their higher education and test preparation divisions, totaling $37.9 million, with most of the aggregate purchase price allocated to goodwill.  About $9.5 million remains to be paid on these acquisitions, of which $2.1 million has been classified in current liabilities and $7.4 million as long-term debt at June 30, 2002.

During the first six months of 2001, the Company spent approximately $104.4 million on business acquisitions and exchanges, which principally included the purchase of Southern Maryland Newspapers, a division of Chesapeake Publishing Corporation, and amounts paid as part of a cable system exchange with AT&T Broadband.  Kaplan also acquired two businesses that are part of their professional division.

The gain resulting from the cable system sale and exchange transactions, which is included in "Other income, net" in the Condensed Consolidated Statements of Income, increased net income for the first six months of 2001 by $196.5 million, or $20.69 per share.  For income tax purposes, the cable system sale and exchange transactions qualified as like-kind exchanges, and therefore, a large portion of these transactions did not result in a current tax liability.

Note 2:  Investments.

Investments in marketable equity securities at June 30, 2002 and December 30, 2001 consist of the following (in thousands):

	June 30,	December 30,
	2002	2001
Total cost	$187,169	$195,661
Gross unrealized gains	13,105	39,744
Total fair value	$200,274	$235,405

During the first quarter of 2002, the Company sold its shares of Ticketmaster, resulting in a pre-tax gain of $13.2 million.  There were no sales of marketable equity securities in the second quarter of 2002.  During the first six months of 2001, proceeds from sales of marketable equity securities were $0.1 million. Gross realized losses on such sales were $0.3 million.

At June 30, 2002 and December 30, 2001, the carrying value of the Company’s cost method investments was $14.9 million and $29.6 million, respectively.  There were no investments in companies constituting cost method investments during the first six months of 2002.  During the second quarter and the first six months of 2001, the Company invested $7.7 million in companies constituting cost method investments.

The Company recorded charges of $6.6 million and $16.7 million during the second quarter and first six months of 2002, respectively, to write-down certain of its investments to estimated fair value; for the same periods of 2001, the Company recorded charges of $5.5 million and $17.3 million, respectively.

8.

Note 3: Borrowings.

At June 30, 2002, the Company had $806.2 million in total debt outstanding, which was comprised of $400.0 million of commercial paper borrowings, $398.2 million of 5.5 percent unsecured notes due February 15, 2009, and $8.0 million in other debt.  The Company’s five-year $500 million revolving credit facility, which expires in March 2003, and one-year $250 million revolving credit facility, which expires in September 2002, support the issuance of the Company’s short-term commercial paper.  The Company intends to replace the revolving credit facility agreements prior to their expiration.

During the second quarter of 2002 and 2001 the Company had average borrowings outstanding of approximately $830.6 million and $949.1 million, respectively, at average annual interest rates of approximately 3.7 percent and 5.8 percent, respectively.  During the second quarter of 2002 and 2001, the Company incurred net interest expense on borrowings of $8.7 million and $12.2 million, respectively.

During the first six months of 2002 and 2001 the Company had average borrowings outstanding of approximately $859.5 million and $968.6 million, respectively, at average annual interest rates of approximately 3.6 percent and 5.4 percent, respectively.  During the first six months of 2002 and 2001, the Company incurred net interest expense on borrowings of $17.5 million and $26.5 million, respectively.

9.

Note 4: Business Segments.

The following table summarizes financial information related to each of the Company’s business segments.  The 2002 and 2001 asset information is as of June 30, 2002 and December 30, 2001, respectively.

Second Quarter Period (in thousands)

	Newspaper	Television	Magazine	Cable		Corporate
	Publishing	Broadcasting	Publishing	Television	Education	Office	Consolidated
2002
Operating revenues	$215,067	$86,092	$88,886	$107,963	$149,695	$–	$647,703
Income (loss) from
operations	$37,811	$43,459	$13,272	$21,766	$624	$(6,504)	$110,428
Equity in losses of
affiliates							(9,183)
Interest expense, net							(8,738)
Other expense, net							(5,963)
Income before income
taxes							$86,544

Depreciation expense	$10,744	$2,784	$1,022	$20,738	$5,998	$–	$41,286
Amortization expense	$4	–	–	$39	$116	$–	$159
Net pension credit (expense)	$5,492	$1,220	$9,894	$(226)	$(298)	$–	$16,082

Identifiable assets	$698,538	$415,080	$458,883	$1,117,157	$537,397	$11,276	$3,238,331

Investments in
marketable equity
securities							200,274
Investments in
affiliates							77,824
Total assets							$3,516,429

	Newspaper	Television	Magazine	Cable		Corporate
	Publishing	Broadcasting	Publishing	Television	Education	Office	Consolidated
2001
Operating revenues	$212,824	$83,653	$91,543	$96,452	$119,437	$–	$603,909
Income (loss) from
operations	$23,130	$37,811	$8,540	$5,325	$(11,507)	$(6,706)	$56,593
Pro forma income (loss) from operations (1)	$23,816	$41,344	$10,207	$15,524	$(7,814)	$(6,706)	$76,371

Equity in losses of
affiliates							(6,641)
Interest expense, net							(12,193)
Other expense, net							(10,717)
Income before
income taxes							$27,042
Depreciation expense	$10,026	$2,931	$1,217	$16,886	$4,807	$–	$35,867
Amortization expense	$686	$3,534	$1,667	$10,238	$3,801	$–	$19,926
Net pension credit (expense)	$7,123	$1,663	$11,416	$(153)	$(171)	$–	$19,878

Identifiable assets	$703,947	$419,246	$486,804	$1,117,426	$472,988	$42,346	$3,242,757
Investments in
marketable equity
securities							235,405
Investments in
affiliates							80,936
Total assets							$3,559,098
(1) Second quarter 2001 results, adjusted as if SFAS 142 had been adopted at the beginning of 2001 — refer to Note 5 for additional information

10.

Six Month Period (in thousands)

	Newspaper	Television	Magazine	Cable		Corporate
	Publishing	Broadcasting	Publishing	Television	Education	Office	Consolidated
2002
Operating revenues	$415,839	$161,510	$163,904	$209,996	$296,776	–	$1,248,025
Income (loss) from
operations	$55,354	$77,010	$1,694	$37,808	$74	$(12,620)	$159,320
Equity in losses of
affiliates							(15,689)
Interest expense, net							(17,472)
Other expense, net							491
Income before income
taxes							$126,650

Depreciation expense	$21,623	$5,549	$2,072	$41,217	$11,998	–	$82,459
Amortization expense	$8	–	–	$78	$225	–	$311
Net pension credit (expense)	$10,983	$2,440	$19,789	$(451)	$(597)	–	$32,164

	Newspaper	Television	Magazine	Cable		Corporate
	Publishing	Broadcasting	Publishing	Television	Education	Office	Consolidated
2001
Operating revenues	$431,018	$157,854	$174,862	$185,629	$240,945	$–	$1,190,308
Income (loss) from
operations	$49,406	$66,359	$6,020	$13,081	$(21,754)	$(13,274)	$99,838
Pro forma income (loss)
from operations	$50,600	$73,426	$9,354	$30,942	$(14,389)	$(13,274)	$136,659
Equity in losses of
affiliates							(19,102)
Interest expense, net							(26,493)
Other expense, net							298,053
Income before income
taxes							$352,296

Depreciation expense	$19,527	$5,858	$2,437	$33,145	$9,532	$–	$70,499
Amortization expense	$1,195	7,067	3,334	$17,939	$7,583	$–	$37,118
Net pension credit (expense)	$14,246	$3,326	$22,832	$(306)	$(342)	–	$39,756
(1) Fiscal year 2001 results, adjusted as if SFAS 142 had been adopted at the beginning of 2001 — refer to Note 5 for additional information

Newspaper publishing includes the publication of newspapers in the Washington, D.C. area (The Washington Post, the Gazette community newspapers, and Southern Maryland newspapers) and Everett, Washington (The Everett Herald).  This business division also includes newsprint warehousing, recycling operations and the Company’s electronic media publishing business (primarily washingtonpost.com).

Television broadcasting operations are conducted through six VHF, television stations serving the Detroit, Houston, Miami, San Antonio, Orlando and Jacksonville television markets.  Each of the stations is network-affiliated except for Jacksonville, which became an independent station on July 15, 2002, when its network affiliation agreement with CBS expired.

The magazine publishing division consists of the publication of a weekly news magazine, Newsweek, which has one domestic and three international editions, the publication of Arthur Frommer’s Budget Travel, and the publication of business periodicals for the computer services industry and the Washington-area technology community.

Cable television operations consist of cable systems offering basic cable, pay television and other services to approximately 736,100 subscribers in  midwestern, western, and southern states.

11.

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

As required under SFAS 142, in the first quarter of 2002, the Company completed its transitional impairment review of indefinite-lived intangible assets and no impairment charge was warranted.  The Company completed its SFAS 142 transitional goodwill impairment test during the second quarter of 2002.  The expected future cash flows for one of the business units in the Company’s magazine segment, on a discounted basis, did not support the net carrying value of the related goodwill.  Accordingly, an after-tax goodwill impairment loss of $12.1 million, or $1.27 per share was recorded.  As required under SFAS 142, the transitional goodwill impairment loss is recognized as a cumulative effect of change in accounting principle and is reported on a retroactive basis in the first quarter of 2002.  Therefore, the loss is included in the Company’s year-to-date results for the six months ended June 30, 2002.

On a pro forma basis, the Company’s operating income would have been $76.4 million in the second quarter of 2001, if SFAS 142 had been adopted at the beginning of fiscal 2001, compared to $110.4 for the second quarter of 2002.  On a pro forma basis, the Company’s operating income would have been $136.7 million in the first six months of 2001, if SFAS 142 had been adopted at the beginning of fiscal 2001, compared to $159.3 for the first six months of 2002.

Other pro forma results for the second quarter of 2002, compared to 2001, adjusted as if SFAS 142 had been adopted at the beginning of 2001, are as follows:

	Second Quarter
	2002	2001

Net income available for common stock as reported	$50,885	$14,229

Amortization of goodwill and other intangibles, net of tax	–	13,863

Pro forma net income available for common stock	$ 50,885	$ 28,092

Basic earnings per share	$ 5.35	$ 2.96

Diluted earnings per share	$ 5.34	$ 2.96

12.

Other pro forma results for the first six months of 2002, compared to 2001, adjusted as if SFAS 142 had been adopted at the beginning of 2001, are as follows:

	Year-to-Date
	2002	2001
Income before cumulative effect of change in accounting principle, as reported	$ 74,850	$213,546

Amortization of goodwill and other intangibles, net of tax	–	26,087

Pro forma income before cumulative effect of change in accounting principle	74,850	239,633

Cumulative effect of change in method of accounting for goodwill and other intangible assets, net of tax	(12,100)

Redeemable preferred stock dividends	(784)	(789)

Pro forma net income available for common stock	$ 61,966	$238,844

Basic earnings per share:
Before cumulative effect of change in accounting principle	$ 7.87	$ 25.27

Cumulative effect of change in accounting principle	(1.27)	–

Redeemable preferred stock dividends	(0.08)	(0.08)

Net income available for common stock	$ 6.52	$ 25.19

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$ 7.86	$ 25.22

Cumulative effect of change in accounting principle	(1.27)	–

Redeemable preferred stock dividends	(0.08)	(0.08)

Net income available for common stock	$ 6.51	$ 25.14

In accordance with SFAS 142, the Company has reviewed its goodwill and other intangible assets and reported them on the consolidated balance sheet in three categories (goodwill, indefinite-lived intangible assets, and other intangible assets).  The Company’s intangible assets with an indefinite life are from franchise agreements at its cable division.  Other intangible assets are primarily non-compete agreements, with amortization periods up to five years.  At June 30, 2002, goodwill, indefinite lived intangible assets and other intangible assets were net of accumulated amortization of $298.4 million, $163.8 million and $1.0 million, respectively.  At December 30, 2001, goodwill, indefinite lived intangible assets and other intangible assets were net of accumulated amortization of $279.4 million, $163.8 million and $0.7 million, respectively.

Note 6:  Change in Accounting Method – Stock Options

Effective the first day of the Company’s 2002 fiscal year, the Company has adopted the fair-value-based method of accounting for company stock options as outlined in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).   This change in accounting method will be applied prospectively to all awards granted from the beginning of the Company’s fiscal year 2002 and thereafter.   Stock options awarded prior to fiscal 2002 will continue to be accounted for under the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

No stock options have been awarded in fiscal year 2002 through the end of the second quarter; therefore, this change in accounting method has had no impact on the Company’s reported results of operations in 2002.  The impact on the Company’s overall 2002 operating results is not expected to be material.

13.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

This analysis should be read in conjunction with the consolidated financial statements and the notes thereto.

Revenues and expenses in the first and third quarters are customarily lower than those in the second and fourth quarters because of significant seasonal fluctuations in advertising volume.

As discussed above, the Company adopted SFAS 142 effective on the first day of its 2002 fiscal year.  All operating income comparisons presented below are on a pro forma basis as if SFAS 142 had been adopted at the beginning of 2001.  Therefore, 2001 pro forma operating results exclude amortization charges of goodwill and certain other intangible assets that are no longer amortized under SFAS 142.

Second Quarter Comparisons

Net income for the second quarter of 2002 was $51.1 million ($5.34 per share),  up from net income of $14.5 million ($1.50 per share) in the second quarter of last year.

Results for the second quarter of 2002 include net losses on the write-down of certain investments ($3.3 million, or $0.34 per share) and an early retirement program charge at Newsweek ($1.6 million, or $0.17 per share).  Results for the second quarter of 2001 include losses on the write-down of a non-operating parcel of land and certain investments to their estimated fair value (totaling $4.7 million, or $0.50 per share) and a charge of $13.9 million, or $1.45 per share, for amortization of goodwill and certain other intangible assets that are no longer amortized under SFAS 142.   Excluding these items, net income for the second quarter of 2002 totaled $56.0 million, or $5.85 per share, compared to net income of $33.1 million, or $3.45 per share, for the second quarter of 2001.  Second quarter 2002 earnings benefited from improved results at all five of the Company’s divisions, with significant increases at The Washington Post newspaper and at the Company’s education and cable divisions. These factors were offset in part by increased depreciation expense, a reduced net pension credit, an early retirement program charge at Newsweek and higher stock-based compensation expense accruals at the education division.

Revenue for the second quarter of 2002 was $647.7 million, up 7 percent from $603.9 million in 2001. Advertising revenue increased 1 percent compared to last year.  Circulation and subscriber revenue and education revenue increased 5 percent and 25 percent, respectively.

The 1 percent increase in advertising revenue is the result of modest growth at the television broadcasting division,  relatively flat print advertising revenue at The Post, and a decline in Newsweek advertising revenue.   The advertising climate at the newspaper and magazine publishing divisions continues to be soft.

The 5 percent improvement in circulation and subscriber revenue is attributable to growth in subscriber revenues at Cable One, from rapid growth in cable modem and digital service revenues.

The 25 percent increase in education revenue is due to revenue growth in all of Kaplan’s lines of business, particularly the traditional test preparation business and the fixed-facility colleges that were formerly part of Quest Education.

14.

Costs and expenses for the second quarter of 2002, excluding amortization of goodwill and other intangibles,  increased 2 percent to $537.1 million, from $527.4 million in 2001.   The increase is due to a $2.7 million pre-tax charge from an early retirement program at Newsweek, higher stock-based compensation expense accruals at the education division, increased depreciation expense, and a reduced net pension credit.  These factors were partially offset by a 30 percent decrease in newsprint expense and general cost control measures employed throughout the Company.

The increase in depreciation expense occurred mainly at the cable division, where capital spending in 2001 and 2000 has enabled the cable division to offer digital and broadband cable services to its subscribers.

The Company’s expenses for the second quarter of 2002 were reduced by $16.1 million of net pension credits, compared to $19.9 million in the second quarter of 2001. At December 30, 2001, the Company modified certain assumptions surrounding the Company’s pension plans.  Specifically, the Company reduced its assumptions on discount rate from 7.5 percent to 7.0 percent and expected return on plan assets from 9.0 percent to 7.5 percent.  These assumption changes result in a reduction of approximately $5.5 million in the Company’s net pension credit each quarter.  Management expects the 2002 annual net pension credit to approximate $65 million, compared to $76.9 million in 2001, excluding charges related to early retirement programs.

Operating income for the quarter increased 45 percent to $110.4 million, from $76.4 million in 2001, adjusted as if SFAS 142 had been adopted at the beginning of 2001.

Newspaper Publishing Division.  Newspaper publishing division revenue totaled $215.1 million for the second quarter of 2002, an increase of 1 percent from revenue of $212.8 million in the second quarter of 2001.  Division operating income for the second quarter increased 59 percent to $37.8 million, from pro forma operating income of $23.8 million in the second quarter of 2001.   The increase in operating income for the second quarter is due to an increase in print advertising, cost control initiatives employed throughout the division, and a 30 percent decrease in newsprint expense, offset by a reduced pension credit.

Print advertising at The Washington Post newspaper in the second quarter increased to $143.7 million, from $142.0 million in 2001.  The relatively flat print advertising revenues for the second quarter of 2002 were the result of higher revenue from several advertising categories, including preprints, general and other classified advertising, offset by a continued decline in recruitment advertising revenue, with volume decreases of 29 percent in the second quarter.

Revenue generated by the Company’s online publishing activities, primarily washingtonpost.com, totaled $8.7 million for the second quarter of 2002, versus $8.2 million for 2001.  Local and national online advertising revenues grew 56 percent for the second quarter, however, revenues at WashingtonJobs.com were flat in the second quarter due to the weak employment market.

Television Broadcasting Division.  Revenue for the television broadcasting division increased 3 percent in the second quarter of 2002 to $86.1 million, from $83.7 million in 2001, primarily due to an increase in political advertising,  offset by a reduction in network compensation due to a new network affiliation agreement with NBC, which goes through 2011.   Operating income for the second quarter  increased 5 percent to $43.5 million from pro forma operating income of $41.3 million for the second quarter of 2001.  Operating income growth for the second quarter of 2002 is due to modest revenue growth and tight cost controls, partially offset by a reduced pension credit.

In April 2002, the Company announced that its network affiliation with CBS at WJXT in Jacksonville, Florida, would end.  On July 15, 2002, WJXT began operations as an independent station.

15.

Magazine Publishing Division.  Revenue for the magazine publishing division totaled $88.9 million for the second quarter of 2002, a 3 percent decrease from $91.5 million for the second quarter of 2001, primarily due to lower advertising revenue at Newsweek.  Operating income totaled $13.3 million for the second quarter of 2002, a 30 percent increase from pro forma operating income of $10.2 million in the second quarter of 2001.  Excluding the $2.7 million pre-tax charge in connection with an early retirement program at Newsweek, operating income increased 56 percent to $15.9 million due to a decline in overall operating expenses, including a reduction in magazine paper rates and subscription costs, offset by lower revenues and a reduced pension credit.

Cable Television Division.  Cable division revenue of $108.0 million for the second quarter of 2002 represents a 12 percent increase over 2001 second quarter revenue of $96.5 million.   The 2002 revenue increase is principally due to rapid growth in the division’s cable modem and digital service revenues.

Cable division cash flow (operating income excluding depreciation and amortization expense) totaled $42.5 million for the second quarter of 2002, an increase of 31 percent from $32.4 million for the second quarter of 2001.   Cable division operating income for the second quarter increased 40 percent from pro forma operating income of $15.5 million for the second quarter of 2001. The increase in operating income is due mostly to the division’s significant revenue growth, offset by higher depreciation expense and increased programming expense.

The increase in depreciation expense is due to significant capital spending, primarily in 2001 and 2000, which has enabled the cable division to offer digital and broadband cable services to its subscribers.  The cable division began its rollout plan for these services in the third quarter of 2000.  At June 30, 2002, the cable division had approximately 232,800 digital cable subscribers, representing a 33 percent penetration of the subscriber base in the markets where digital services are offered.  Digital services are currently offered in markets serving 97 percent of the cable division’s subscriber base.  The rollout plan for the new digital cable services included an offer for the cable division’s customers to obtain these services free for one year.  At June 30, 2002, the cable division had about 94,000 paying digital subscribers, including 15,600 paying digital subscribers in Idaho systems that it had assumed from the cable exchange transactions completed in the first quarter of 2001 and who were not offered one-year free digital service by the prior owner.  The benefits from these services began to show in the first quarter of 2002 and are expected to continue throughout the year, with the remaining portion of free one-year periods generally ending later in 2002.

At June 30, 2002, the cable division had 736,100 basic subscribers, compared to 758,000 at the end of June 2001, with the decrease due primarily to the difficult economic environment over the past year; basic customer disconnects for non-payment of bills have increased significantly. At June 30, 2002, the cable division had 60,600 CableONE.net service subscribers, compared to 32,800 at the end of June 2001, due to a large increase in the Company’s cable modem deployment (offered to 91 percent of homes passed at the end of June 2002) and subscriber penetration rates.  Of these subscribers, 56,000 and 19,000 were cable modem subscribers at the end of the second quarter of 2002 and 2001, respectively, with the remainder being dial-up subscribers.

16.

Education Division.  Education division revenue totaled $149.7 million for the second quarter of 2002, a 25 percent increase over revenue of $119.4 million for the same period of 2001.  Including the charges for stock options held by Kaplan management, Kaplan reported operating income for the second quarter of $0.6 million, compared to a pro forma operating loss of $7.8 million for the second quarter of 2001.  Excluding these charges, Kaplan operating earnings were $10.6 million for the second quarter of 2002, compared to operating losses of $0.6 million for the second quarter of 2001.  A summary of second quarter operating results, excluding goodwill amortization in 2001, is as follows:

	Second Quarter
(In thousands)	2002	2001	% Change

Revenue
Supplemental education	$92,623	$81,826	+13
Higher education	57,072	37,611	+52
	$149,695	$119,437	+25

Operating income (loss)
Supplemental education	$10,989	$5,513	+99
Higher education	5,065	(825)	---
Kaplan corporate overhead	(5,314)	(5,185)	(2)
Other*	(10,116)	(7,317)	(38)
	$624	$(7,814)	---

*Other includes charges accrued for stock-based incentive compensation and amortization of certain intangibles.

Supplemental education includes Kaplan’s test preparation, professional training, and Score! businesses.  The improvement in supplemental education results for the second quarter is due mostly to higher enrollments and to a lesser extent higher prices at Kaplan’s traditional test preparation business (particularly the LSAT, MCAT and GRE prep courses), as well as higher revenues and profits from Kaplan’s CFA and real estate exam preparation services.  Score! also contributed to the improved results, with increased enrollment from new learning centers opened later in 2001 (148 centers at the end of June 2002, versus 145 centers at the end of June 2001), higher prices and strong cost controls.

Higher education includes all of Kaplan’s post-secondary education businesses, including the fixed-facility colleges that were formerly part of Quest Education, as well as online post-secondary and career programs (various distance learning businesses).  Higher education results are showing significant growth due to student enrollment increases, high student retention rates, and as a result of several acquisitions.

Corporate overhead represents unallocated expenses of Kaplan, Inc.’s corporate office, including expenses associated with the design and development of educational software that, if successfully completed, will benefit all of Kaplan’s business units.

Other expense is comprised of accrued charges for stock-based incentive compensation arising from a stock option plan established for certain members of Kaplan’s management and amortization of certain intangibles.  Under the stock-based incentive plan, the amount of compensation expense varies directly with the estimated fair value of Kaplan’s common stock and the number of options outstanding.  The increase in other expense for 2002 is attributable to an increase in stock-based incentive compensation, which is due to an increase in Kaplan’s estimated value.

17.

Equity in Losses of Affiliates.  The Company’s equity in losses of affiliates for the second quarter of 2002 was $9.2 million, compared to losses of $6.6 million for the second quarter of 2001.  The Company’s affiliate investments consist of a 49 percent interest in BrassRing LLC, a 50 percent interest in the International Herald Tribune, and a 49 percent interest in Bowater Mersey Paper Company Limited.  BrassRing accounted for approximately $6.5 million of the 2002 second quarter equity in losses of affiliates compared to $8.3 million in equity losses for the same period of 2001.

Non-Operating Items. The Company recorded other non-operating expense, net, of $6.0 million for the second quarter of 2002, compared to $10.7 million of non-operating expense, net, in the second quarter of 2001.  The 2002 non-operating expense includes charges for the write-down of certain investments; the 2001 non-operating expense includes charges for the write-down of certain investments and a parcel of non-operating land to their estimated fair value.

Net Interest Expense.  The Company incurred net interest expense of $8.7 million for the second quarter of 2002, compared to $12.2 million for the same period of 2001.  The reduction is due to both lower average borrowings and lower interest rates.  At June 30, 2002, the Company had $806.2 million in borrowings outstanding at an average interest rate of 3.7 percent.

Provision for Income Taxes.  The effective tax rate for the second quarter of 2002 was 40.9 percent, compared to 46.4 percent for the same period of 2001. The effective tax rate for 2002 has declined because the Company no longer has any permanent difference from goodwill amortization not deductible for tax purposes as a result of the adoption of SFAS 142.

Earnings Per Share.  The calculation of diluted earnings per share for the second quarter of 2002 was based on 9,521,000 weighted average shares outstanding compared to 9,502,000 for the second quarter of 2001.  The Company made no significant repurchases of its stock during the second quarter of 2002.

Six Month Comparisons

The Company completed its SFAS 142 transitional goodwill impairment test during the second quarter of 2002, resulting in an impairment loss related to its magazine division of $12.1 million, or $1.27 per share.   As required under SFAS 142, the transitional goodwill impairment loss is recognized as a cumulative effect of change in accounting principle and is reported on a retroactive basis in the first quarter of 2002.  Therefore, the loss is included in the Company’s year-to-date results for the six months ended June 30, 2002.

For the first six months of 2002, net income totaled $62.8 million ($6.51 per share), compared with net income of $213.5 million ($22.39 per share) for the same period of 2001.  Results for the first six months of 2002 include the transitional goodwill impairment loss discussed above ($12.1 million, or $1.27 per share), charges from early retirement programs at Newsweek ($7.7 million, or $0.81 per share), and a net non-operating gain from the sale of marketable securities ($0.6 million, or $0.06 per share).   Results for the first six months of 2001 include net non-operating gains, principally from the sale and exchange of certain cable systems ($184.7 million, or $19.44 per share), and a charge of $26.1 million, or $2.75 per share, for amortization of goodwill and other intangible assets that are no longer amortized under SFAS 142.  Excluding these items, net income for the first six months of 2002 totaled $82.0 million, or $8.53 per share, compared to net income of $54.9 million, or $5.70 per share, for the first six months of 2001.  Consistent with the Company’s results for the second quarter of 2002, the Company’s year-to-date results benefited from improved operating results at the education and cable divisions, along with improved earnings at The Washington Post newspaper in the second quarter.  These factors were offset in part by increased depreciation expense, a reduced net pension credit, and higher stock-based compensation expense accruals at the education division.

18.

Revenue for the first half of 2002 was $1,248.0 million, up 5 percent over revenue of $1,190.3 million for the first six months of 2001. Advertising revenue decreased 3 percent compared to last year.  Circulation and subscriber revenue and education revenue increased 7 percent and 23 percent, respectively.  The decline in advertising revenue is primarily attributable to a $22.1 million (or 37 percent) decline in classified recruitment advertising revenue at The Washington Post. The 7 percent improvement in circulation and subscriber revenue is attributable to growth in subscriber revenues at Cable One, from rapid growth in cable modem and digital service revenues.   The 23 percent increase in education revenue is due to revenue growth in all of Kaplan’s lines of business, particularly the traditional test preparation business and the fixed-facility colleges that were formerly part of Quest Education.

Costs and expenses for the first six months of 2002, excluding amortization of goodwill and other intangibles,  increased 3 percent to $1,088.4 million, from $1,053.4 million in 2001.   The increase is due to  $13.0 million in pre-tax charges from early retirement programs at Newsweek, higher stock-based compensation expense accruals at the education division, increased depreciation expense, and a reduced net pension credit.  These factors were partially offset by a 25 percent decrease in newsprint expense and general cost control measures employed throughout the Company.

The Company’s expenses were reduced for the first six months of 2002 by $32.2 million of net pension credits, compared to $39.8 million during the first six months of 2001.

Operating income increased 17 percent to $159.3 million, from $136.7 million in 2001.    Excluding the $13.0 million pre-tax charges from Newsweek’s early retirement programs, operating income for the first six months of 2002 was $172.3 million, an increase of 26 percent.

Newspaper Publishing Division.  Newspaper publishing division revenue decreased 4 percent to $415.8 million for the first six months of 2002, from $431.0 million for the first six months of 2001.  Division operating income increased 9 percent to $55.4 million for the first six months of 2002, compared to pro forma operating income of $50.6 million for the first six months of 2001.  The increase in operating income for the first six months of 2002 is due to increased circulation revenues, a 25 percent decrease in newsprint expense, and cost control initiatives employed throughout the division, offset by a decrease in print advertising revenues and a reduced pension credit.

Print advertising at The Washington Post newspaper decreased 7 percent to $275.3 million for the first six months of 2002, from $294.6 million for the first six months of 2002.  The decrease in print advertising revenues for the first six months of 2002 is primarily due to a $22.1 million decline in recruitment advertising revenue, resulting from a 40 percent volume decline, and a continued decline in retail advertising sales and volume.   These declines are partially offset by higher revenues from several advertising categories, including preprints and other classified advertising.

For the first six months of 2002, Post daily and Sunday circulation declined 0.1 percent and 0.8 percent, respectively, compared to the same period of the prior year.  For the six months ended June 30, 2002, average daily circulation at The Post totaled 759,900 and average Sunday circulation totaled 1,059,700.

Revenue generated by the Company’s online publishing activities totaled $16.2 million for the first six months of 2002, versus $15.4 million for 2001.  Local and national online advertising revenues grew 47 percent for the first six months of 2002.   However, revenues at WashingtonJobs.com were down 13 percent for the first six months of 2002 due to the weak employment market.

19.

Television Broadcasting Division.  Revenue for the television broadcasting division for the first six months of 2002 increased 2 percent to $161.5 million, from $157.9 million in 2001, due to an increase in national advertising, including political, and Olympics-related advertising at the Company’s NBC affiliates in the first quarter of 2002, partially offset by reduced network compensation revenues due to a new network affiliation agreement with NBC, which goes through 2011.   Operating income for the first six months of 2002 increased to $77.0 million, from pro forma operating income of $73.4 million for the first six months of 2001. Operating income growth for the first six months of 2002 is due to modest revenue growth and tight cost controls, partially offset by a reduced pension credit.

Magazine Publishing Division.  Revenue for the magazine publishing division totaled $163.9 million for the first six months of 2002, a 6 percent decline from $174.9 million for the first six months of 2001, due primarily to lower advertising revenue at Newsweek.  Operating income totaled $1.7 million for the first six months of 2002, down from pro forma operating income of $9.4 million for the first six months of 2001.  Excluding the $13.0 million in pre-tax charges in connection with early retirement programs at Newsweek, operating income increased 57 percent to $14.7 million, due to a decline in overall operating expenses, including a reduction in magazine paper rates, print and distribution costs and lower subscription costs, offset by lower revenues and a reduced pension credit.

In the third quarter of 2002, the Company will record an estimated $3.1 million additional charge in connection with an early retirement program recently offered to certain employees in Newsweek’s international operations.

Cable Television Division. Cable division revenue for the first six months of 2002 increased 13 percent to $210.0 million, from $185.6 million in 2001, due to rapid growth in the division's cable modem and digital service revenues.

Cable division cash flow (operating income excluding depreciation and amortization expense) for the first six months of 2002 increased 23 percent to $79.1 million, from $64.2 million in 2001.  Cable division operating income for the first six months of 2002 increased 22 percent to $37.8 million from pro forma operating income of  $30.9 million for the first six months of 2001. The increase in operating income is due mostly to the division’s significant revenue growth, offset by higher depreciation expense and increased programming expense.

Education Division.  For the first six months of 2002, education division revenue totaled $296.8 million, a 23 percent increase over revenue of $240.9 million for the same period of 2001.  Including the charges for stock options held by Kaplan management, Kaplan reported operating income of $0.1 million for the first six months of 2002, compared to a pro forma operating loss of $14.4 million for the first six months of 2001.  Excluding these charges, Kaplan operating earnings were $26.7 million for the first six months of 2002, compared to operating earnings of $0.9 million for the first six months of 2001.  Excluding goodwill amortization in 2001, a summary of operating results for the first six months of 2002 compared to 2001 is as follows:

20.
	YTD
(In thousands)	2002	2001	% Change

Revenue
Supplemental education	$183,373	$162,700	+13
Higher education	113,403	78,245	+45
	$296,776	$240,945	+23

Operating income (loss)
Supplemental education	$ 24,191	$ 11,953	+102
Higher education	13,951	1,419	+883
Kaplan corporate overhead	(11,216)	(12,280)	+9
Other*	(26,852)	(15,481)	(73)
	$ 74	$ (14,389)	---

*Other includes charges accrued for stock-based incentive compensation and amortization of certain intangibles.

The improvement in supplemental education results for the first half of 2002 is due mostly to higher enrollments and to a lesser extent higher prices at Kaplan’s traditional test preparation business (particularly the LSAT, MCAT and GRE prep courses), as well as higher revenues and profits from Kaplan’s CFA and real estate exam preparation services.  Score! also contributed to the improved results, with increased enrollment from new learning centers opened later in 2001 (148 centers at the end of June 2002, versus 145 centers at the end of June 2001), higher prices and strong cost controls.

Higher education results are showing significant growth due to student enrollment increases, high student retention rates, and as a result of several acquisitions.

The decrease in the corporate overhead expense category in 2002 is due to decreased spending for educational software design and development initiatives.

The increase in other expense for 2002 is due to higher stock-based compensation accruals due to an increase in Kaplan’s estimated value.

Equity in Losses of Affiliates.  For the first six months of 2002, the Company’s equity in losses of affiliates totaled $15.7 million, compared to losses of $19.1 million for the same period of 2001.  BrassRing accounted for approximately $10.7 million of the 2002 first six month equity in losses of affiliates compared to $22.4 million in equity losses for the same period of 2001.

Non-Operating Items.   The Company recorded non-operating income, net, of $0.5 million for the first six months of 2002, compared to non-operating income, net, of $298.1 million for the same period of the prior year.  The 2002 non-operating income, net, includes a gain on the sale of marketable securities, offset by write-downs recorded on certain investments.  The 2001 non-operating income is comprised mostly of gains arising from the sale and exchange of certain cable systems completed in the first quarter of 2001, offset by write-downs recorded on certain investments and the non-operating land as previously discussed.

Net Interest Expense.  The Company incurred net interest expense of $17.5 million for the first six months of 2002, versus $26.5 million in 2001.

21.

Provision for Income Taxes.  The effective tax rate was 40.9 percent versus 39.4 percent for the 2002 and 2001 six month periods, respectively.  Excluding the effect of the cable gain transactions, the Company’s effective tax rate approximated 45.8 percent for the first six months of 2001.  The effective tax rate for 2002 has declined because the Company no longer has any permanent difference from goodwill amortization not deductible for tax purposes as a result of the adoption of SFAS 142.

Earnings Per Share.  The calculation of diluted earnings per share for the first six months of 2002 was based on 9,516,000 weighted average shares outstanding compared to 9,500,000 for the first six months of 2001.  The Company made no significant repurchases of its stock during the first six months of 2002.

Financial Condition: Capital Resources and Liquidity

Acquisitions.  In the first six months of  2002, Kaplan acquired several businesses in their higher education and test preparation divisions, totaling approximately $37.9 million.  About $9.5 million remains to be paid on these acquisitions, of which $2.1 million has been classified in current liabilities and $7.4 million as long-term debt at June 30, 2002.

Capital expenditures.  During the first six months of 2002, the Company’s capital expenditures totaled $79.6 million. The Company anticipates it will spend approximately $165.0 million throughout 2002 for property and equipment.

Liquidity.  Throughout the first six months of 2002, the Company’s borrowings, net of repayments, decreased by $126.8 million, with the decrease primarily due to cash flows from operations.

At June 30, 2002, the Company had $806.2 million in total debt outstanding, which was comprised of $400.0 million of commercial paper borrowings, $398.2 million of 5.5 percent unsecured notes due February 15, 2009, and $8.0 million in other debt.  The Company’s five year $500 million revolving credit facility, which expires in March 2003, and one-year $250 million revolving credit facility, which expires in September 2002, support the issuance of the Company’s short-term commercial paper.  The Company intends to replace the revolving credit facility agreements prior to their expiration, at which time the Company expects to classify a portion of its commercial paper borrowings as “Long-Term Debt” in its Consolidated Balance Sheet.  In early May 2002, Moody’s downgraded the Company’s long-term debt ratings to A1 from Aa3 and affirmed the Company’s short-term debt rating at P-1.

During the first six months of 2002 and 2001 the Company had average borrowings outstanding of approximately $859.5 million and $968.6 million, respectively, at average annual interest rates of approximately 3.6 percent and 5.4 percent, respectively.  During the first six months of 2002 and 2001, the Company incurred net interest expense on borrowings of $17.5 million and $26.5 million, respectively.

The Company expects to fund its estimated capital needs primarily through internally generated funds, and to a lesser extent, commercial paper borrowings.  In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2002.

Change in Accounting Method - Stock Options

Effective the first day of the Company’s 2002 fiscal year, the Company has adopted the fair-value-based method of accounting for company stock options as outlined in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). This change in accounting method will be applied prospectively to all awards granted from the beginning of the Company’s fiscal year 2002 and thereafter.   Stock options awarded prior to fiscal 2002 will continue to be accounted for under the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

22.

No stock options have been awarded in fiscal year 2002 through the end of the second quarter; therefore, this change in accounting method has had no impact on the Company’s reported results of operations in 2002.  The impact on the Company’s overall 2002 operating results is not expected to be material.

The accounting treatment for the Company’s Kaplan stock option plan is not impacted by this change in accounting method, as the expense related to the Kaplan stock option plan has been and will continue to be recorded in the Company’s results of operations.

Forward-Looking Statements

This report contains certain forward-looking statements that are based largely on the Company’s current expectations.  Forward-looking statements are subject to various risks and uncertainties that could cause actual results or events to differ materially from those anticipated in such statements.  For more information about these forward-looking statements and related risks, please refer to the section titled “Forward-Looking Statements” in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

23.

PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders.

At the Company’s May 9, 2002 Annual Meeting of Stockholders, the stockholders elected each of the nominees named in the Company’s proxy statement dated March 28, 2002 to its Board of Directors.  The voting results are set forth below:

Class A Directors
Nominee	Votes For	Votes Withheld	Broker Non-Votes

Warren E. Buffett	1,722,250	-0-	-0-
Barry Diller	1,722,250	-0-	-0-
George J. Gillespie, III	1,722,250	-0-	-0-
Donald E. Graham	1,722,250	-0-	-0-
Richard D. Simmons	1,722,250	-0-	-0-
George W. Wilson	1,722,250	-0-	-0-

Class B Directors
Nominee	Votes For	Votes Withheld	Broker Non-Votes

Daniel B. Burke	6,512,664	59,270	-0-
John L. Dotson Jr.	6,368,354	203,580	-0-
Ralph E. Gomory	6,520,364	51,570	-0-

24.

Item 6.   Exhibits and Reports on Form 8-K.

   (a)   The following documents are filed as exhibits to this report:

Exhibit Number	Description

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

4.6	Amendment and Restatement dated as of September 19, 2001, to the 364-Day Credit Agreement dated as of September 20, 2000, among the Company, Citibank, N.A., SunTrust Bank and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
11	Calculation of Earnings per Share of Common Stock.
18	Preference letter from independent accountants.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) No reports on Form 8-K were filed during the period covered by this report.

25.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY (Registrant)

Date:	August 9, 2002	/s/ Donald E. Graham

Donald E. Graham, Chairman & Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2002	/s/ John B. Morse, Jr.

John B. Morse, Jr., Vice President-Finance (Principal Financial Officer)