Form 10-Q
period 2002-09-29
WASHINGTON POST CO
filed 2002-11-13
CIK 104889

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2002

Commission File Number 1-6714

THE WASHINGTON POST COMPANY

(Exact name of registrant as specified in its charter)

Delaware	53-0182885
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1150 15th Street, N.W. Washington, D.C. 20071
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:
(202) 334-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    .    No____.

Shares outstanding at November 6, 2002:

Class A Common Stock	1,722,250	Shares

Class B Common Stock	7,786,603	Shares

2.

THE WASHINGTON POST COMPANY

Index to Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	a. Condensed Consolidated Statements of Income (Unaudited) for the Thirteen and Thirty-nine Weeks Ended September 29, 2002 and September 30, 2001	3

	b. Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Thirteen and Thirty-nine Weeks Ended September 29, 2002 and September 30, 2001	4

	c. Condensed Consolidated Balance Sheets at September 29, 2002 (Unaudited) and December 30, 2001	5

	d. Condensed Consolidated Statements of Cash Flows (Unaudited) for the Thirty-nine Weeks Ended September 29, 2002 and September 30, 2001	6

	e. Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	14

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	22

Signatures		23

Certifications		24

3.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The Washington Post Company
Condensed Consolidated Statements of Income (Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 29,	September 30,	September 29,	September 30,
(In thousands, except per share amounts)	2002	2001	2002	2001

Operating revenues
Advertising	$292,523	$277,425	$882,183	$888,281
Circulation and subscriber	171,535	174,716	501,382	483,469
Education	160,454	127,159	457,148	367,680
Other	15,781	13,007	47,605	43,185

	640,293	592,307	1,888,318	1,782,615

Operating costs and expenses
Operating	342,411	345,567	1,011,093	1,029,097
Selling, general and administrative	162,642	144,954	499,895	444,278
Depreciation of property, plant and equipment	45,808	34,765	128,267	105,264
Amortization of goodwill and other intangibles	172	20,068	483	57,185

	551,033	545,354	1,639,738	1,635,824

Income from operations	89,260	46,953	248,580	146,791
Other income (expense)
Equity in losses of affiliates	(1,254)	(26,535)	(16,943)	(45,636)
Interest income	69	226	261	1,597
Interest expense	(8,717)	(11,861)	(26,381)	(39,726)
Other, net	1,115	(4,365)	1,606	293,688

Income before income taxes and cumulative effect of change in accounting principle	80,473	4,418	207,123	356,714
Provision for income taxes	32,700	2,850	84,500	141,600

Income before cumulative effect of change in accounting principle	47,773	1,568	122,623	215,114
Cumulative effect in method of accounting for goodwill and other intangible assets, net of taxes	—	—	(12,100)	—

Net income	47,773	1,568	110,523	215,114
Redeemable preferred stock dividends	(249)	(263)	(1,033)	(1,052)

Net income available for common shares	$47,524	$1,305	$109,490	$214,062

Basic earnings per common share:
Before cumulative effect of change in accounting principle	$5.03	$0.17	$12.90	$22.68
Cumulative effect of change in accounting principle	—	—	(1.27)	—
Redeemable preferred stock dividends	(0.03)	(0.03)	(0.11)	(0.11)

Net income available for common stock	$5.00	$0.14	$11.52	$22.57

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$5.02	$0.17	$12.88	$22.64
Cumulative effect of change in accounting principle	—	—	(1.27)	—
Redeemable preferred stock dividends	(0.03)	(0.03)	(0.11)	(0.11)

Net income available for common stock	$4.99	$0.14	$11.50	$22.53

Dividends declared per common share	$1.40	$1.40	$5.60	$5.60

Basic average number of common shares outstanding	9,506	9,489	9,502	9,484
Diluted average number of common shares outstanding	9,523	9,502	9,518	9,500

4.

The Washington Post Company
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 29,	September 30,	September 29,	September 30,
(In thousands)	2002	2001	2002	2001

Net income	$47,773	$1,568	$110,523	$215,114

Other comprehensive income (loss)
Foreign currency translation adjustment	(1,906)	(423)	2,511	(3,799)
Change in unrealized gain on available-for-sale securities	20,427	(3,439)	4,997	(2,067)
Less: reclassification adjustment for realized (gains) losses included in net income	—	24	(11,209)	3,238

	18,521	(3,838)	(3,701)	(2,628)
Income tax (expense) benefit related to other comprehensive income	(7,961)	1,333	2,383	(513)

	10,560	(2,505)	(1,318)	(3,141)

Comprehensive income (loss)	$58,333	$(937)	$109,205	$211,973

5.

The Washington Post Company
Condensed Consolidated Balance Sheets

	September 29,	December 30,
	2002	2001
(In thousands)
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$35,280	$31,480
Investments in marketable equity securities	4,597	16,366
Accounts receivable, net	291,098	279,328
Federal and state income taxes receivable	—	10,253
Inventories	36,208	19,042
Other current assets	39,744	40,388

	406,927	396,857
Property, plant and equipment
Buildings	270,511	267,658
Machinery, equipment and fixtures	1,539,683	1,422,228
Leasehold improvements	82,214	79,108

	1,892,408	1,768,994
Less accumulated depreciation	(915,389)	(794,596)

	977,019	974,398
Land	34,733	34,733
Construction in progress	85,413	89,080

	1,097,165	1,098,211
Investments in marketable equity securities	218,921	219,039
Investments in affiliates	74,124	80,936
Goodwill, net	771,053	754,554
Indefinite lived intangible assets, net	453,306	450,759
Other intangible assets, net	2,095	1,448
Prepaid pension cost	476,679	447,688
Deferred charges and other assets	76,504	109,606

	$3,576,774	$3,559,098

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$330,840	$253,346
Deferred revenue	138,827	130,744
Dividends declared	13,550	—
Federal and state income taxes payable	5,126	—
Short-term borrowings	362,714	50,000

	851,057	434,090
Postretirement benefits other than pensions	134,867	130,824
Other liabilities	198,536	192,540
Deferred income taxes	231,179	221,949
Long-term debt	405,267	883,078

	1,820,906	1,862,481
Redeemable preferred stock	12,916	13,132

Preferred stock	—	—

Common shareholders’ equity
Common stock	20,000	20,000
Capital in excess of par value	146,080	142,814
Retained earnings	3,085,882	3,029,595
Accumulated other comprehensive income(loss)
Cumulative foreign currency translation adjustment	(7,167)	(9,678)
Unrealized gain on available-for-sale securities	20,452	24,281
Cost of Class B common stock held in treasury	(1,522,295)	(1,523,527)

	1,742,952	1,683,485

	$3,576,774	$3,559,098

6.

The Washington Post Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Thirty-nine Weeks Ended

	September 29,	September 30,
	2002	2001

(In thousands)

Cash flows from operating activities:
Net income	$110,523	$215,114
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in method of accounting for goodwill and other intangibles	12,100	—
Depreciation of property, plant and equipment	128,267	105,264
Amortization of goodwill and other intangibles	483	57,185
Net pension benefit	(48,280)	(59,053)
Early retirement program expense	19,001	—
Gain from disposition of businesses	—	(321,091)
Gain on sale of marketable securities	(13,209)	354
Cost method and other investment write-downs	18,194	22,850
Equity in losses of affiliates, net of distributions	16,943	45,636
Provision for deferred income taxes	18,514	84,207
Change in assets and liabilities:
(Increase) decrease in accounts receivable, net	(8,242)	1,208
Increase in inventories	(17,166)	(8,607)
Increase in accounts payable and accrued liabilities	68,508	30,307
Decrease in income taxes receivable	10,253	12,370
Increase in income taxes payable	5,126	2,477
Decrease in other assets and other liabilities, net	24,642	50,972
Other	(1,931)	(5,100)

Net cash provided by operating activities	343,726	234,093

Cash flows from investing activities:
Purchases of property, plant and equipment	(116,882)	(167,500)
Investments in certain businesses	(26,673)	(104,356)
Proceeds from the sale of business	—	61,921
Proceeds from sale of marketable securities	19,701	145
Investment in affiliates	(7,610)	(32,787)
Other	706	770

Net cash used in investing activities	(130,758)	(241,807)

Cash flows from financing activities:
Net (repayment) issuance of commercial paper	(172,693)	48,037
Dividends paid	(40,686)	(40,616)
Common shares repurchased	(786)	(445)
Proceeds from exercise of stock options	4,997	4,241

Net cash (used in) provided by financing activities	(209,168)	11,217

Net increase in cash and cash equivalents	3,800	3,503
Beginning cash and cash equivalents	31,480	20,345

Ending cash and cash equivalents	$35,280	$23,848

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

Note 1: Acquisitions, Exchanges and Dispositions.

In the first nine months of 2002, Kaplan acquired several businesses in their higher education and test preparation divisions, totaling $37.9 million, with most of the aggregate purchase price allocated to goodwill. Approximately $9.1 million remains to be paid on these acquisitions, of which $2.1 million has been classified in current liabilities and $7.0 million as long-term debt at September 29, 2002.

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

The gain resulting from the cable system sale and exchange transactions, which is included in “Other income, net” in the Condensed Consolidated Statements of Income, increased net income for the first nine months of 2001 by $196.5 million, or $20.69 per share. For income tax purposes, the cable system sale and exchange transactions qualified as like-kind exchanges, and therefore, a large portion of these transactions did not result in a current tax liability.

Note 2: Investments.

Investments in marketable equity securities at September 29, 2002 and December 30, 2001 consist of the following (in thousands):

	September 29,	December 30,
	2002	2001

Total cost	$189,986	$195,661
Gross unrealized gains	33,532	39,744

Total fair value	$223,518	$235,405

During the first quarter of 2002, the Company sold its shares of Ticketmaster, resulting in a pre-tax gain of $13.2 million. There were no sales of marketable equity securities in the second or third quarters of 2002. During the first nine months of 2001, proceeds from sales of marketable equity securities were $0.1 million. Gross realized losses on such sales were $0.4 million.

At September 29, 2002 and December 30, 2001, the carrying value of the Company’s cost method investments was $12.2 million and $29.6 million, respectively. There were no investments in companies constituting cost method investments during the first nine months of 2002. During the third quarter and the first nine months of 2001, the Company invested 4.0 million and $11.7 million, respectively, in companies constituting cost method investments.

The Company recorded charges of $1.5 million and $18.2 million during the third quarter and first nine months of 2002, respectively, to write-down certain of its investments to estimated fair value; for the same periods of 2001, the Company recorded charges of $8.6 million and $25.9 million, respectively.

8.

Note 3: Borrowings.

At September 29, 2002, the Company had $768.0 million in total debt outstanding, which was comprised of $362.7 million of commercial paper borrowings, $398.3 million of 5.5 percent unsecured notes due February 15, 2009, and $7.0 million in other debt. During the third quarter, the Company replaced its revolving credit facility agreements with a five year $350 million revolving credit facility, which expires in August 2007 and 364 day $350 million revolving credity facility, which expires in August 2003. Refer to Exhibits 4.6 and 4.7 for the Company’s new revolving credit facilities.

During the third quarter of 2002 and 2001 the Company had average borrowings outstanding of approximately $773.4 million and $995.9 million, respectively, at average annual interest rates of approximately 3.8 percent and 4.5 percent, respectively. During the third quarter of 2002 and 2001, the Company incurred net interest expense on borrowings of $8.6 million and $11.6 million, respectively.

During the first nine months of 2002 and 2001 the Company had average borrowings outstanding of approximately $830.8 million and $973.4 million, respectively, at average annual interest rates of approximately 3.6 percent and 5.1 percent, respectively. During the first nine months of 2002 and 2001, the Company incurred net interest expense on borrowings of $26.1 million and $38.1 million, respectively.

Note 4: Business Segments.

The following table summarizes financial information related to each of the Company’s business segments. The 2002 and 2001 asset information is as of September 29, 2002 and December 30, 2001, respectively.

9.

Third Quarter Period
(in thousands)

	Newspaper	Television	Magazine	Cable		Corporate
	Publishing	Broadcasting	Publishing	Television	Education	Office	Consolidated

2002
Operating revenues	$202,445	$82,074	$87,487	$107,647	$160,640	$—	$640,293
Income (loss) from operations	$18,197	$38,464	$12,450	$16,597	$11,500	$(7,948)	$89,260
Equity in losses of affiliates							(1,254)
Interest expense, net							(8,648)
Other expense, net							1,115

Income before income taxes							$80,473

Depreciation expense	$10,672	$2,873	$1,010	$24,866	$6,387	$—	$45,808
Amortization expense	$3	$—	$—	$39	$130	$—	$172
Net pension credit (expense)	$5,454	$1,182	$9,979	$(203)	$(296)	$—	$16,116
Identifiable assets	$699,681	$410,801	$474,312	$1,122,103	$550,442	$21,793	$3,279,132
Investments in marketable equity securities							223,518
Investments in affiliates							74,124

Total assets							$3,576,774

	Newspaper	Television	Magazine	Cable		Corporate
	Publishing	Broadcasting	Publishing	Television	Education	Office	Consolidated

2001
Operating revenues	$199,946	$68,191	$98,337	$98,674	$127,159	$—	$592,307
Income (loss) from operations	$11,574	$22,329	$9,430	$8,037	$760	$(5,177)	$46,953
Pro forma income (loss) from operations (1)	$12,261	$25,863	$11,097	$18,227	$4,598	$(5,177)	$66,869
Equity in losses of affiliates							(26,535)
Interest expense, net							(11,635)
Other expense, net							(4,365)

Income before income taxes							$4,418

Depreciation expense	$8,911	$2,933	$1,160	$16,886	$4,875	$—	$34,765
Amortization expense	$691	$3,534	$1,667	$10,229	$3,947	$—	$20,068
Net pension credit (expense)	$6,808	$1,565	$11,246	$(152)	$(170)	$—	$19,297
Identifiable assets	$703,947	$419,246	$486,804	$1,117,426	$472,988	$42,346	$3,242,757
Investments in marketable equity securities							235,405
Investments in affiliates							80,936

Total assets							$3,559,098

(1)	Third quarter 2001 results, adjusted as if SFAS 142 had been adopted at the beginning of 2001 — refer to Note 5 for additional information

10.

Nine Month Period
(in thousands)

	Newspaper	Television	Magazine	Cable		Corporate
	Publishing	Broadcasting	Publishing	Television	Education	Office	Consolidated

2002
Operating revenues	$618,284	$243,584	$251,391	$317,643	$457,416	—	$1,888,318
Income (loss) from operations	$73,551	$115,474	$14,144	$54,405	$11,574	$(20,568)	$248,580
Equity in losses of affiliates							(16,943)
Interest expense, net							(26,120)
Other expense, net							1,606

Income before income taxes							$207,123

Depreciation expense	$32,295	$8,422	$3,082	$66,083	$18,385	$—	$128,267
Amortization expense	$11	$—	$—	$117	$355	$—	$483
Net pension credit (expense)	$16,437	$3,622	$29,768	$(654)	$(893)	$—	$48,280

	Newspaper	Television	Magazine	Cable		Corporate
	Publishing	Broadcasting	Publishing	Television	Education	Office	Consolidated

2001
Operating revenues	$630,965	$226,046	$273,198	$284,303	$368,103	$—	$1,782,615
Income (loss) from operations	$60,981	$88,688	$15,450	$21,118	$(20,994)	$(18,452)	$146,791
Pro forma income (loss) from operations(1)	$62,854	$99,289	$20,452	$49,168	$(9,791)	$(18,452)	$203,520
Equity in losses of affiliates							(45,636)
Interest expense, net							(38,129)
Other expense, net							293,688

Income before income taxes							$356,714

Depreciation expense	$28,438	$8,791	$3,597	$50,031	$14,407	$—	$105,264
Amortization expense	$1,885	$10,601	$5,002	$28,167	$11,530	$—	$57,185
Net pension credit (expense)	$21,054	$4,891	$34,078	$(458)	$(512)	$—	$59,053

(1)	Fiscal year 2001 results, adjusted as if SFAS 142 had been adopted at the beginning of 2001 — refer to Note 5 for additional information

11.

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

Cable television operations consist of cable systems offering basic cable, pay television and other services to approximately 721,000 subscribers in midwestern, western, and southern states.

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

As required under SFAS 142, earlier this year, the Company completed its transitional impairment review of indefinite-lived intangible assets and goodwill. The expected future cash flows for one of the business units in the Company’s magazine segment, on a discounted basis, did not support the net carrying value of the related goodwill. Accordingly, an after-tax goodwill impairment loss of $12.1 million, or $1.27 per share was recorded. The loss is included in the Company’s year-to-date results for the nine months ended September 29, 2002 as a cumulative effect of change in accounting principle.

On a pro forma basis, the Company’s operating income would have been $66.9 million in the third quarter of 2001, if SFAS 142 had been adopted at the beginning of fiscal 2001, compared to $89.3 for the third quarter of 2002. On a pro forma basis, the Company’s operating income would have been $203.5 million in the first nine months of 2001, if SFAS 142 had been adopted at the beginning of fiscal 2001, compared to $248.6 million for the first nine months of 2002.

12.

Other pro forma results for the third quarter of 2002, compared to 2001, adjusted as if SFAS 142 had been adopted at the beginning of 2001, are as follows:

	Third Quarter

	2002	2001

Net income available for common stock as reported	$47,524	$1,305
Amortization of goodwill and other intangibles, net of tax	—	13,948

Pro forma net income available for common stock	$47,524	$15,253

Basic earnings per share	$5.00	$1.61

Diluted earnings per share	$4.99	$1.61

Other pro forma results for the first nine months of 2002, compared to 2001, adjusted as if SFAS 142 had been adopted at the beginning of 2001, are as follows:

	Year-to-Date

	2002	2001

Income before cumulative effect of change in accounting principle, as reported	$122,623	$215,114
Amortization of goodwill and other intangibles, net of tax	—	40,035

Pro forma income before cumulative effect of change in accounting principle	122,623	255,149
Cumulative effect of change in method of accounting for goodwill and other intangible assets, net of tax	(12,100)	—
Redeemable preferred stock dividends	(1,033)	(1,052)

Pro forma net income available for common stock	$109,490	$254,097

Basic earnings per share:
Before cumulative effect of change in accounting principle	$12.90	$26.90
Cumulative effect of change in accounting principle	(1.27)	—
Redeemable preferred stock dividends	(0.11)	(0.11)

Net income available for common stock	$11.52	$26.79

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$12.88	$26.86
Cumulative effect of change in accounting principle	(1.27)	—
Redeemable preferred stock dividends	(0.11)	(0.11)

Net income available for common stock	$11.50	$26.75

13.

In accordance with SFAS 142, the Company has reviewed its goodwill and other intangible assets and reported them on the consolidated balance sheet in three categories (goodwill, indefinite-lived intangible assets, and other intangible assets). The Company’s intangible assets with an indefinite life are from franchise agreements at its cable division. Other intangible assets are primarily non-compete agreements, with amortization periods up to five years. At September 29, 2002, goodwill, indefinite lived intangible assets and other intangible assets were net of accumulated amortization of $298.4 million, $163.8 million and $1.2 million, respectively. At December 30, 2001, goodwill, indefinite lived intangible assets and other intangible assets were net of accumulated amortization of $279.4 million, $163.8 million and $0.7 million, respectively.

Note 6: Change in Accounting Method — Stock Options

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

No stock options have been awarded in fiscal year 2002 through the end of the third quarter; therefore, this change in accounting method has had no impact on the Company’s reported results of operations in 2002. The impact on the Company’s overall 2002 operating results is not expected to be material.

14.

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

Results of Operations

Net income for the third quarter of 2002 was $47.8 million ($4.99 per share), up from net income of $1.6 million ($0.14 per share) in the third quarter of last year. Results for the third quarter of 2002 include early retirement program charges ($3.6 million, or $0.38 per share) and losses on the write-down of certain investments $0.8 million, or $0.09 per share). Results for the third quarter of 2001 include losses on the write-down of certain investments ($13.4 million, or $1.41 per share) and a charge of $13.9 million, or $1.47 per share, for amortization of goodwill and certain other intangible assets that are no longer amortized under SFAS 142.

Revenue for the third quarter of 2002 was $640.3 million, up 8 percent from $592.3 million in 2001. The increase in revenue is due mostly to significant revenue growth at the education, broadcast and cable divisions. Revenues at the company’s newspaper publishing division were up slightly for the third quarter of 2002, while revenues were down at the magazine publishing division compared to the prior year; the advertising climate at both divisions continues to be soft. In addition, Newsweek newsstand sales were significantly higher in the third quarter of 2001, following the events of September 11.

Operating income for the quarter increased 33 percent to $89.3 million, from $66.9 million in 2001, adjusted as if SFAS 142 had been adopted at the beginning of 2001. Excluding the $6.0 million in pre-tax charges from early retirement programs, operating income for the third quarter of 2002 was $95.3 million, an increase of 42 percent. Third quarter 2002 operating results benefited from significant increases at the company’s broadcast, education and newspaper publishing divisions. These factors were offset in part by increased depreciation expense, a reduced net pension credit, early retirement program charges and higher stock-based compensation expense accruals at the education division.

For the first nine months of 2002, net income totaled $110.5 million ($11.50 per share), compared with net income of $215.1 million ($22.53 per share) for the same period of 2001. Results for the first nine months of 2002 include a transitional goodwill impairment loss ($12.1 million, or $1.27 per share), charges from early retirement programs ($11.3 million, or $1.18 per share), and a net non-operating loss from the write-down of certain of the company’s investments ($0.3 million, or $0.04 per share). Results for the first nine months of 2001 include net non-operating gains, principally from the sale and exchange of certain cable systems ($171.3 million, or $18.03 per share), and a charge of $40.0 million, or $4.21 per share, for amortization of goodwill and other intangible assets that are no longer amortized under SFAS 142.

15.

Revenue for the first nine months of 2002 was $1,888.3 million, up 6 percent over revenue of $1,782.6 million for the first nine months of 2001. Operating income increased 22 percent to $248.6 million, from $203.5 million in 2001, adjusted as if SFAS 142 had been adopted at the beginning of 2001. Excluding the $19.0 million in pre-tax charges from early retirement programs, operating income for the first nine months of 2002 was $267.6 million, an increase of 31 percent. The company’s year-to-date results benefited from improved operating results at the education and broadcast divisions, along with improved earnings at The Washington Post newspaper and the cable division. These factors were offset in part by increased depreciation expense, a reduced net pension credit, early retirement program charges and higher stock-based compensation expense accruals at the education division.

Excluding charges related to early retirement programs, the company’s operating income for the third quarter and first nine months of 2002 includes $16.1 million and $48.3 million of net pension credits, respectively, compared to $19.3 million and $59.1 million for the same periods of 2001. At December 30, 2001, the company modified certain assumptions surrounding the company’s pension plans. Specifically, the company reduced its assumptions on discount rate from 7.5 percent to 7.0 percent and expected return on plan assets from 9.0 percent to 7.5 percent. These assumption changes result in a reduction of approximately $5.5 million in the company’s net pension credit each quarter. Management expects the 2002 annual net pension credit to approximate $64 million, compared to $76.9 million in 2001, excluding charges related to early retirement programs.

Newspaper Publishing Division. Newspaper publishing division revenue totaled $202.4 million for the third quarter of 2002, a 1 percent increase from revenue of $199.9 million in the third quarter of 2001; division revenue decreased 2 percent to $618.3 million for the first nine months of 2002, from $631.0 million for the first nine months of 2001. Division operating income for the third quarter increased 48 percent to $18.2 million, from pro forma operating income of $12.3 million in the third quarter of 2001; operating income increased 17 percent to $73.6 million for the first nine months of 2002, compared to pro forma operating income of $62.9 million for the first nine months of 2001. Improved operating results for the third quarter of 2002 reflect the benefits of cost control initiatives employed throughout the division and a 26 percent decrease in newsprint expense; these savings were partially offset by a pre-tax early retirement program charge of $2.9 million and a reduced pension credit. Operating results for the first nine months of 2002 also benefited from cost control initiatives employed throughout the division, and a 25 percent decrease in newsprint expense; these savings were partially offset by a decrease in print advertising revenues, the early retirement charge discussed above and a reduced pension credit.

Print advertising revenue at The Washington Post newspaper in the third quarter decreased 2 percent to $130.4 million, from $132.9 million in 2001, and decreased 5 percent to $405.7 million for the first nine months of 2002, from $427.6 million for the first nine months of 2001. The decrease in print advertising revenues for the third quarter of 2002 is due to a continued decline in recruitment advertising revenue, with volume decreases of 22 percent in the third quarter, offset by higher revenue from several advertising categories, including preprints and other classified advertising. The decrease in print advertising revenues for the first nine months of 2002 is primarily due to a $26.1 million decline in recruitment advertising revenue, resulting from a 35 percent volume decline, and a decline in retail advertising sales and volume. These declines are partially offset by higher revenues from several advertising categories, including preprints and other classified advertising.

For the first nine months of 2002, Post daily and Sunday circulation each declined about 1 percent compared to the same period of the prior year. For the nine months ended September 29, 2002, average daily circulation at The Post totaled 749,000 and average Sunday circulation totaled 1,054,000.

16.

Revenue generated by the company’s online publishing activities, primarily washingtonpost.com, totaled $9.1 million for the third quarter of 2002, versus $7.7 million for 2001; online revenue totaled $25.3 million for the first nine months of 2002, versus $23.1 million for 2001. Local and national online advertising revenues grew 51 percent and 50 percent for the third quarter and first nine months of 2002, respectively. Revenue at the Jobs section of washingtonpost.com increased 11 percent in the third quarter of 2002 but was down 6 percent for the first nine months of 2002.

Television Broadcasting Division. Revenue for the television broadcasting division increased 20 percent in the third quarter of 2002 to $82.1 million, from $68.2 million in 2001, primarily due to approximately $9.0 million of political advertising. Additionally, third quarter revenues in 2001 were lower due to several days of commercial free coverage following the events of September 11. Revenues for the third quarter were higher at all of the company’s stations, including WJXT in Jacksonville, Florida, which began operations as an independent station in July 2002 when its network affiliation with CBS ended. For the first nine months of 2002, revenue increased 8 percent to $243.6 million, from $226.0 million in 2001, due to an increase in national advertising, including political, and Olympics-related advertising at the company’s NBC affiliates in the first quarter of 2002. These increases were partially offset by reduced network compensation revenues in both the third quarter and first nine months of 2002.

Operating income for the third quarter and first nine months of 2002 increased 49 percent and 16 percent to $38.5 million and $115.5 million, respectively, from pro forma operating income of $25.9 million and $99.3 million for the third quarter and first nine months of 2001, respectively. Operating income growth for the third quarter and first nine months of 2002 is due to revenue growth and tight cost controls, partially offset by a reduced pension credit.

Magazine Publishing Division. Revenue for the magazine publishing division totaled $87.5 million for the third quarter of 2002, an 11 percent decrease from $98.3 million for the third quarter of 2001; division revenue totaled $251.4 million for the first nine months of 2002, an 8 percent decline from $273.2 million for the first nine months of 2001. The revenue declines for the third quarter and first nine months of 2002 are primarily due to a significant spike in newsstand circulation revenue at Newsweek in the third quarter of 2001 due to regular and special editions related to the events of September 11. Advertising revenues at Newsweek were up slightly in the third quarter of 2002, but were down for the first nine months of 2002, primarily due to declines in the international division. Operating income totaled $12.5 million for the third quarter of 2002, a 12 percent increase from pro forma operating income of $11.1 million in the third quarter of 2001. Excluding the $3.1 million pre-tax charge in connection with an early retirement program at Newsweek, operating income increased 40 percent to $15.6 million. Third quarter 2001 operating results included approximately $5.0 million in nonrecurring costs associated with regular and special editions related to September 11; 2002 costs have also declined due to payroll and other related cost savings from employees accepting early retirement programs offered by Newsweek, and from significant cost savings programs put into place at Newsweek’s international operations.

Operating income totaled $14.1 million for the first nine months of 2002, down from pro forma operating income of $20.5 million for the first nine months of 2001. Excluding the $16.1 million in pre-tax charges in connection with early retirement programs at Newsweek, operating income increased 48 percent to $30.2 million, primarily as a result of the decline in operating expenses noted above.

17.

Cable Television Division. Cable division revenue of $107.6 million for the third quarter of 2002 represents a 9 percent increase over 2001 third quarter revenue of $98.7 million; for the first nine months of 2002, revenue increased 12 percent to $317.6 million, from $284.3 million in 2001. The 2002 revenue increase is principally due to rapid growth in the division’s cable modem and digital service revenues.

Cable division cash flow (operating income excluding depreciation and amortization expense) totaled $41.5 million for the third quarter of 2002, an increase of 18 percent from $35.2 million for the third quarter of 2001; for the first nine months of 2002, cash flow increased 21 percent to $120.6 million, from $99.3 million in 2001. Cable division operating income for the third quarter of 2002 decreased 9 percent to $16.6 million, from pro forma operating income of $18.2 million in 2001. Although revenues increased for the quarter, depreciation expense was up 47 percent, including a $3.5 million charge for obsolete assets. Operating income increased 11 percent for the first nine months of 2002 to $54.4 million from pro forma operating income of $49.2 million for the first nine months of 2001. The increase in operating income is due mostly to the division’s revenue growth, offset by higher depreciation expense and increased programming expense.

The increase in depreciation expense is due to the charge discussed above, as well as significant capital spending, primarily in 2001 and 2000, which has enabled the cable division to offer digital and broadband cable services to its subscribers. The cable division began its rollout plan for these services in the third quarter of 2000. At September 29, 2002, the cable division had approximately 218,600 digital cable subscribers, representing a 31 percent penetration of the subscriber base in the markets where digital services are offered. Digital services are currently offered in markets serving 97 percent of the cable division’s subscriber base. The initial rollout plan for the new digital cable services included an offer for the cable division’s customers to obtain these services free for one year. At September 29, 2002, the cable division had 142,900 paying digital subscribers. The benefits from these services began to show in the first quarter of 2002 and are expected to continue throughout the year, with the remaining portion of free one-year periods generally ending later in 2002.

At September 29, 2002, the cable division had 721,000 basic subscribers, compared to 753,000 at the end of September 2001, with the decrease due primarily to the difficult economic environment over the past year; basic customer disconnects for non-payment of bills have increased significantly. At September 29, 2002, the cable division had 69,300 CableONE.net service subscribers, compared to 35,800 at the end of September 2001, due to a large increase in the company’s cable modem deployment (offered to 95 percent of homes passed at the end of September 2002) and subscriber penetration rates. Of these subscribers, 65,900 and 22,600 were cable modem subscribers at the end of the third quarter of 2002 and 2001, respectively, with the remainder being dial-up subscribers.

On November 1, 2002, the Company completed a cable system exchange transaction with Time Warner Cable which consisted of the exchange by the Company of its cable system in Akron, Ohio serving about 15,500 subscribers, and approximately $5 million to Time Warner Cable, for cable systems serving about 20,300 subscribers in Kansas. The company will report a non-cash, non-operating gain on this transaction in the fourth quarter, which will reflect the step-up of assets exchanged to their fair market value, in accordance with generally accepted accounting principles.

18.

Education Division. Education division revenue totaled $160.6 million for the third quarter of 2002, a 26 percent increase over revenue of $127.2 million for the same period of 2001. Kaplan reported operating income for the third quarter of $11.5 million, compared to a pro forma operating income of $4.6 million for the third quarter of 2001. Excluding charges for stock options held by Kaplan management, Kaplan operating earnings were $18.2 million for the third quarter of 2002, compared to $8.1 million for the third quarter of 2001. For the first nine months of 2002, education division revenue totaled $457.4 million, a 24 percent increase over revenue of $368.1 million for the same period of 2001. Kaplan reported operating income of $11.6 million for the first nine months of 2002, compared to a pro forma operating loss of $9.8 million for the first nine months of 2001. Excluding charges for stock options held by Kaplan management, Kaplan operating earnings were $44.9 million for the first nine months of 2002, compared to operating earnings of $9.0 million for the first nine months of 2001. Excluding goodwill amortization in 2001, a summary of operating results for the third quarter and first nine months of 2002 compared to 2001 is as follows:

	Third Quarter			Year-to-date

(In thousands)
	2002	2001	% Change	2002	2001	% Change

Revenue
Supplemental education	$97,414	$86,533	+13	$280,787	$249,232	+13
Higher education	63,226	40,626	+56	176,629	118,871	+49

	$160,640	$127,159	+26	$457,416	$368,103	+24

Operating income (loss)
Supplemental education	$19,505	$11,755	+66	$43,696	$23,708	+84
Higher education	4,150	1,695	+145	18,101	3,114	+481
Kaplan corporate overhead	(5,356)	(5,214)	(3)	(16,574)	(17,494)	+5
Other*	(6,799)	(3,638)	(87)	(33,649)	(19,119)	(76)

	$11,500	$4,598	150	$11,574	$(9,791)	—

*	Other includes charges accrued for stock-based incentive compensation and amortization of certain intangibles.

Supplemental education includes Kaplan’s test preparation, professional training, and Score! businesses. The improvement in supplemental education results for the third quarter and first nine months of 2002 is due mostly to higher enrollments and to a lesser extent higher prices at Kaplan’s traditional test preparation business (particularly the LSAT, MCAT and GRE prep courses), as well as higher revenues and profits from Kaplan’s CFA and real estate exam preparation services. Score! also contributed to the improved results, with increased enrollment, higher prices and strong cost controls.

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

Other expense is comprised primarily of accrued charges for stock-based incentive compensation arising from a stock option plan established for certain members of Kaplan’s management and amortization of certain intangibles. Under the stock-based incentive plan, the amount of compensation expense varies directly with the estimated fair value of Kaplan’s common stock and the number of options outstanding. The increase in other expense for 2002 is attributable to an increase in stock-based incentive compensation, which is due to an increase in Kaplan’s estimated value.

19.

Equity in Losses of Affiliates. The company’s equity in losses of affiliates for the third quarter of 2002 was $1.3 million, compared to losses of $26.5 million for the third quarter of 2001. For the first nine months of 2002, the company’s equity in losses of affiliates totaled $16.9 million, compared to losses of $45.6 million for the same period of 2001. The improvements were primarily due to better operating results at BrassRing LLC, which accounted for approximately $2.0 million and $12.7 million of the 2002 third quarter and first nine month equity in losses of affiliates, respectively, compared to $29.1 million and $51.6 million in equity losses for the same periods of 2001. In addition to its 49 percent interest in BrassRing LLC, the company’s affiliate investments include a 50 percent interest in the International Herald Tribune, and a 49 percent interest in Bowater Mersey Paper Company Limited.

In October 2002, the Company signed a letter of intent to sell its fifty percent share in the International Herald Tribune to The New York Times Company. The closing is expected to occur after a definitive agreement is reached and all regulatory approvals have been obtained, which will likely be in late 2002 or early 2003. The Company expects to report a gain on the transaction upon closing.

Non-Operating Items. The company recorded other non-operating income, net, of $1.1 million for the third quarter of 2002, compared to $4.4 million of non-operating expense, net, in the third quarter of 2001. The 2002 and 2001 non-operating income (expense) includes non-operating gains and charges for the write-down of certain investments to their estimated fair value.

The company recorded non-operating income, net, of $1.6 million for the first nine months of 2002, compared to non-operating income, net, of $293.7 million for the same period of the prior year. The 2002 non-operating income, net, includes a gain on the sale of marketable securities, offset by write-downs recorded on certain investments. The 2001 non-operating income is comprised mostly of gains arising from the sale and exchange of certain cable systems completed in the first quarter of 2001, offset by write-downs recorded on certain investments and a parcel of non-operating land to their estimated fair value.

Net Interest Expense. The company incurred net interest expense of $8.6 million for the third quarter of 2002, compared to $11.6 million for the same period of 2001; net interest expense totaled $26.1 million for the first nine months of 2002, versus $38.1 million in 2001. At September 29, 2002, the company had $768.0 million in borrowings outstanding at an average interest rate of 3.8 percent.

Provision for Income Taxes. The effective tax rate for the third quarter of 2002 was 40.6 percent, compared to 64.5 percent for the same period of 2001, and 40.8 percent versus 39.7 percent for the 2002 and 2001 nine month periods, respectively. Excluding the effect of the cable gain transactions, the company’s effective tax rate approximated 47.8 percent for the first nine months of 2001. The effective tax rate for 2002 has declined because the company no longer has any permanent difference from goodwill amortization not deductible for tax purposes as a result of the adoption of SFAS 142.

Cumulative Effect of Change in Accounting Principle. Earlier this year, the company completed its SFAS 142 transitional goodwill impairment test, resulting in an impairment loss related to its magazine division of $12.1 million, or $1.27 per share. This loss is included in the company’s year-to-date results for the nine months ended September 29, 2002 as a cumulative effect of change in accounting principle.

20.

Earnings Per Share. The calculation of diluted earnings per share for the third quarter and first nine months of 2002 was based on 9,523,000 and 9,518,000 weighted average shares outstanding, respectively, compared to 9,502,000 and 9,500,000, respectively, for the third quarter and first nine months of 2001. The company made no significant repurchases of its stock during the first nine months of 2002.

Financial Condition: Capital Resources and Liquidity

Acquisitions. In the first nine months of 2002, Kaplan acquired several businesses in their higher education and test preparation divisions, totaling approximately $37.9 million. About $9.5 million remains to be paid on these acquisitions, of which $2.1 million has been classified in current liabilities and $7.4 million as long-term debt at September 29, 2002.

Capital expenditures. During the first nine months of 2002, the Company’s capital expenditures totaled $116.9 million. The Company anticipates it will spend approximately $170.0 million throughout 2002 for property and equipment.

Liquidity. Throughout the first nine months of 2002, the Company’s borrowings, net of repayments, decreased by $165.1 million, with the decrease primarily due to cash flows from operations.

At September 29, 2002, the Company had $768.0 million in total debt outstanding, which was comprised of $362.7 million of commercial paper borrowings, $398.3 million of 5.5 percent unsecured notes due February 15, 2009, and $7.0 million in other debt. During the third quarter, the Company replaced its revolving credit facility agreements with a five year $350 million revolving credit facility, which expires in August 2007 and 364 day $350 million revolving credit facility, which expires in August 2003. In May 2002, Moody’s downgraded the Company’s long-term debt ratings to A1 from Aa3 and affirmed the Company’s short-term debt rating at P-1.

During the first nine months of 2002 and 2001 the Company had average borrowings outstanding of approximately $830.8 million and $973.4 million, respectively, at average annual interest rates of approximately 3.6 percent and 5.1 percent, respectively. During the first nine months of 2002 and 2001, the Company incurred net interest expense on borrowings of $26.1 million and $38.1 million, respectively.

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

No stock options have been awarded in fiscal year 2002 through the end of the third quarter; therefore, this change in accounting method has had no impact on the Company’s reported results of operations in 2002. The impact on the Company’s overall 2002 operating results is not expected to be material.

21.

The accounting treatment for the Company’s Kaplan stock option plan is not impacted by this change in accounting method, as the expense related to the Kaplan stock option plan has been and will continue to be recorded in the Company’s results of operations.

Forward–Looking Statements

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

Item 4.   Controls and Procedures

A review and evaluation was performed by the Company’s management, at the direction of the Company’s Chairman and Chief Executive Officer and Vice President-Finance, Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the Company’s Chairman and Chief Executive Officer and Vice President-Finance, Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that all material information required to be included in our periodic SEC reports has been made known to them in a timely fashion. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

22.

PART II – OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K.

(a)	The following documents are filed as exhibits to this report:

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Company as amended through May 12, 1998, and the Certificate of Designation for the Company’s Series A Preferred Stock filed January 22, 1996 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

3.2	By-Laws of the Company as amended through March 8, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
4.1	Form of the Company’s 5.50% Notes due February 15, 2009, issued under the Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.2	Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.3	364-Day Credit Agreement dated as of August 14, 2002, among the Company, Citibank, N.A., Wachovia Bank, National Association, SunTrust Bank, JPMorgan Chase Bank, Bank One, N.A., The Bank of New York and Riggs Bank.

4.4	5-Year Credit Agreement dated as of August 14, 2002, among the Company, Citibank, N.A., Wachovia Bank, National Association, SunTrust Bank, JPMorgan Chase Bank, Bank One, N.A., The Bank of New York and Riggs Bank.

11	Calculation of Earnings per Share of Common Stock.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	No reports on Form 8-K were filed during the period covered by this report.

23.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY
(Registrant)

Date: November 12, 2002	/s/ Donald E. Graham

Donald E. Graham, Chairman & Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2002	/s/ John B. Morse, Jr.

John B. Morse, Jr., Vice President-Finance (Principal Financial Officer)

24.

CERTIFICATION PURSUANT TO
RULES 13A-14 AND 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donald E. Graham, Chief Executive Officer of the Company, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of The Washington Post Company (the “registrant”);

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Donald E. Graham
Donald E. Graham
Chairman and Chief Executive Officer
November 12, 2002

25.

CERTIFICATION PURSUANT TO
RULES 13A-14 AND 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John B. Morse, Jr., Vice President-Finance, Chief Financial Officer of the Company, certify that:

1.          I have reviewed this quarterly report on Form 10-Q of The Washington Post Company (the “registrant”);

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.          The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John B. Morse, Jr.
John B. Morse, Jr.
Vice President-Finance,
   Chief Financial Officer
November 12, 2002