Form 10-K
period 2002-12-29
WASHINGTON POST CO
filed 2003-03-17
CIK 104889

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2002

Commission file number 1-6714

The Washington Post Company
(Exact name of registrant as specified in its charter)

Delaware	53-0182885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1150 15th St., N.W., Washington, D.C.	20071
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (202) 334-6000

Securities Registered Pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Class B Common Stock, Par Value	New York Stock Exchange
$1.00 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [x] No [  ]

Aggregate market value of the Company’s common stock held by non-affiliates on June 30, 2002, based on the closing price for the Company’s Class B Common Stock on the New York Stock Exchange on such date: approximately $2,881,000,000.

Shares of common stock outstanding at February 28, 2003:

Class A Common Stock – 1,722,250 shares
Class B Common Stock – 7,804,400 shares

Documents Partially Incorporated by Reference:

Definitive Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders
(incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

THE WASHINGTON POST COMPANY 2002 FORM 10-K

PART I

Item 1. Business.

The principal business activities of The Washington Post Company (the “Company”) consist of newspaper publishing (principally The Washington Post), television broadcasting (through the ownership and operation of six VHF television stations), the ownership and operation of cable television systems, magazine publishing (principally Newsweek magazine), and (through its Kaplan subsidiary) the provision of educational services.

Information concerning the consolidated operating revenues, consolidated income from operations and identifiable assets attributable to the principal segments of the Company’s business for the last three fiscal years is contained in Note M to the Company’s Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. (Revenues for each segment are shown in such Note M net of intersegment sales, which did not exceed 0.1% of consolidated operating revenues.)

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

The following table shows the average paid daily (including Saturday) and Sunday circulation of The Post for the twelve-month periods ended September 30 in each of the last five years, as reported by the Audit Bureau of Circulations (“ABC”) for the years 1998-2001 and as estimated by The Post for the twelve-month period ended September 30, 2002 (for which period ABC had not completed its audit as of the date of this report) from the semi-annual publisher’s statements submitted to ABC for the six-month periods ended March 31, 2002 and September 30, 2002:

	Average Paid Circulation

	Daily	Sunday

1998	774,414	1,095,091

1999	775,005	1,085,060

2000	777,521	1,075,918

2001	771,614	1,066,723

2002	768,600	1,058,889

The newsstand price for the daily newspaper was increased from $0.25 (which had been the price since 1981) to $0.35 effective December 31, 2001. The newsstand price for the Sunday newspaper has been $1.50 since 1992. In July 2002 the rate charged for home-delivered copies of the daily and Sunday newspaper for each four-week period was increased to $12.60 from $11.88, which had been the rate since February 2001. The corresponding rate charged for Sunday-only home-delivery has been $6.00 since 1991.

General advertising rates were increased by an average of 4.8% on January 1, 2002, and by another 3.2% on January 1, 2003. Rates for most categories of classified and retail advertising were increased by an average of 4.5% on February 1, 2002, and by an additional 3.7% on February 1, 2003.

The following table sets forth The Post’s advertising inches (excluding preprints) and number of preprints for the past five years:

	1998	1999	2000	2001	2002

Total Inches (in thousands)	3,199	3,288	3,363	2,714	2,657

Full-Run Inches	2,806	2,745	2,634	2,296	2,180

Part-Run Inches	393	543	729	418	477

Preprints (in millions)	1,650	1,647	1,602	1,556	1,656

The Post also publishes The Washington Post National Weekly Edition, a tabloid which contains selected articles and features from The Washington Post edited for a national audience. The National Weekly Edition has a basic subscription price of $78 per year and is delivered by second class mail to approximately 47,000 subscribers.

The Post has about 675 full-time editors, correspondents, reporters and photographers on its staff, draws upon the news reporting facilities of the major wire services and maintains correspondents in 20 news centers abroad and in New York City; Los Angeles; Chicago; Miami; and Austin, Texas. The Post also maintains reporters in 12 local news bureaus.

Washingtonpost.Newsweek Interactive

Washingtonpost.Newsweek Interactive Company, LLC (“WPNI”) develops news and information products for electronic distribution. Since July 1996 this subsidiary of the Company has produced washingtonpost.com, an Internet site that features the full editorial text of The Washington Post and most of The Post’s classified advertising as well as original content created by WPNI’s staff and content obtained from other sources. This site is currently generating more than 160 million page views per month. The washingtonpost.com site also features comprehensive information about activities, groups and businesses in the Washington, D.C. area, including an arts and entertainment section and a news section focusing on technology businesses and related policy issues. This site has developed a substantial audience of users who are outside of the Washington, D.C. area, and WPNI believes that at least three-quarters of the unique users accessing the site each month are in that category. During the fall of 2002 WPNI began requiring most users accessing the washingtonpost.com site to register and provide their year of birth, gender and zip code. The resulting information helps WPNI provide online advertisers with opportunities to target specific geographic areas and demographic groups.

WPNI also produces the Newsweek Internet site, which was launched in 1998 and contains editorial content from the print edition of Newsweek as well as daily news updates and analysis, photo galleries, Web guides and other features.

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

Under an agreement signed in June 2000, WPNI and several other business units of the Company have been sharing certain news material and promotional resources with NBC News and MSNBC. Among other things, under this agreement the Newsweek Web site has become a feature on MSNBC.com, and MSNBC.com is being provided access to certain content from The Washington Post. Similarly, washingtonpost.com is being provided access to certain MSNBC.com multimedia content.

Community Newspaper Division of Post-Newsweek Media

The Community Newspaper Division of Post-Newsweek Media, Inc. publishes two weekly paid-circulation, three twice-weekly paid-circulation and 39 controlled-circulation weekly community newspapers. This division’s newspapers are divided into two groups: The Gazette Newspapers, which circulate in Montgomery, Prince George’s and Frederick Counties and in parts of Carroll, Anne Arundel and Howard Counties, Maryland; and Southern Maryland Newspapers, which circulate in southern Prince George’s County and in Charles, St. Mary’s and Calvert Counties, Maryland. During 2002 these newspapers had a combined average circulation of approximately 670,000 copies. This division also produces military newspapers (most of which are weekly) under agreements where editorial material is supplied by local military bases; in 2002 the 11 military newspapers produced by this division had a combined average circulation of over 200,000 copies.

The Gazette Newspapers and Southern Maryland Newspapers together employ approximately 165 editors, reporters and photographers.

This division also operates two commercial printing businesses in suburban Maryland.

The Herald

The Company owns The Daily Herald Company, publisher of The Herald in Everett, Washington, about 30 miles north of Seattle. The Herald is published mornings seven days a week and is primarily distributed by home delivery in

Snohomish County. The Daily Herald Company also provides commercial printing services and publishes six controlled-circulation weekly community newspapers (collectively known as The Enterprise Newspapers) that are distributed in south Snohomish and north King Counties.

The Herald’s average paid circulation as reported to ABC for the twelve months ended September 30, 2002, was 50,004 daily (including Saturday) and 58,203 Sunday. The aggregate average weekly circulation of The Enterprise Newspapers during the twelve-month period ended December 31, 2002, was approximately 69,000 copies.

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

Television Broadcasting

Through subsidiaries the Company owns six VHF television stations located in Detroit, Michigan; Houston, Texas; Miami, Florida; Orlando, Florida; San Antonio, Texas; and Jacksonville, Florida; which are respectively the 10th, 11th, 17th, 20th, 37th and 51st largest broadcasting markets in the United States.

Five of the Company’s television stations are affiliated with one or another of the major national networks. The Company’s Jacksonville station, WJXT, ended its affiliation with the CBS network in July 2002 when the parties were unable to negotiate mutually acceptable terms for a renewal of the station’s network affiliation agreement. Subsequent to that date WJXT has been operated as an independent station.

The following table sets forth certain information with respect to each of the Company’s television stations:

Station Location and			Expiration	Expiration	Total Commercial
Year Commercial	National		Date of	Date of	Stations in DMA(b)
Operation	Market	Network	FCC	Network
Commenced	Ranking(a)	Affiliation	License	Agreement	Allocated	Operating

WDIV	10th	NBC	Oct. 1,	Dec. 31,	VHF-4	VHF-4
Detroit, Mich.			2005	2011	UHF-6	UHF-5
1947
KPRC	11th	NBC	Aug. 1,	Dec. 31,	VHF-3	VHF-3
Houston, Tx.			2006	2011	UHF-11	UHF-11
1949
WPLG	17th	ABC	Feb. 1,	Dec. 31,	VHF-5	VHF-5
Miami, Fla.			2005	2004	UHF-8	UHF-8
1961
WKMG	20th	CBS	Feb. 1,	Apr. 6,	VHF-3	VHF-3
Orlando, Fla.			2005	2005	UHF-11	UHF-10
1954
KSAT	37th	ABC	Aug. 1,	Dec. 31,	VHF-4	VHF-4
San Antonio, Tx.			2006	2004	UHF-6	UHF-6
1957
WJXT	51st	None	Feb. 1,	—	VHF-2	VHF-2
Jacksonville, Fla.			2005		UHF-6	UHF-5
1947

(a)	Source: 2002/2003 DMA Market Rankings, Nielsen Media Research, Fall 2002, based on television homes in DMA (see note (b) below).

(b)	Designated Market Area (“DMA”) is a market designation of A.C. Nielsen which defines each television market exclusive of another, based on measured viewing patterns.

The Company’s 2002 net operating revenues from national and local television advertising and network compensation were as follows:

National	$118,124,000

Local	205,326,000

Network	18,409,000

Total	$341,859,000

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

In December 1996 the FCC formally approved technical standards for digital advanced television (“DTV”). DTV is a flexible system that permits broadcasters to utilize a single digital channel in various ways, including providing one channel of high-definition television (“HDTV”) programming with greatly enhanced image and sound quality or several channels of lower-definition television programming (“multicasting”), and also is capable of accommodating subscription video and data services. Recent advances in compression technology may also allow broadcasters to transmit simultaneously one channel of HDTV programming and at least one channel of lower-definition programming. Broadcasters may offer a combination of services as long as they transmit at least one stream of free video programming on the DTV channel. The FCC has assigned to each existing full-power television station (including each station owned by the Company) a second channel to implement DTV while present television operations are continued on that station’s existing channel. Although in some cases a station’s DTV channel may only permit operation over a smaller geographic service area than that available using its existing channel, the FCC’s stated goal in assigning channels was to provide stations with DTV service areas that are generally consistent with their existing service areas. The FCC’s DTV rules also permit stations to request modifications to their assigned DTV facilities, allowing them to expand their DTV service areas if certain interference criteria are met. Under FCC rules and the Balanced Budget Act of 1997, if specified DTV household penetration levels are met, station owners will be required to surrender one channel in 2006 and thereafter provide service solely in the DTV format.

The Company’s Detroit, Houston and Miami stations each commenced DTV broadcast operations during 1999, while the Company’s Orlando station commenced such operations in 2001. The Company’s two other stations (San Antonio and Jacksonville) began DTV broadcast operations during 2002.

In November 1998 the FCC issued a decision implementing the requirement of the Telecommunications Act of 1996 that it charge broadcasters a fee for offering certain “ancillary and supplementary” services on the DTV channel. These services include data, video or other services that are offered on a subscription basis or for which broadcasters receive compensation other than from advertising revenue. In its decision, the FCC imposed a fee of 5% of the gross revenues generated by such services. In rules adopted in April 2000, the FCC also implemented the Community Broadcasters Protection Act of 1999, which provides interference protection to certain low-power television stations. These rules provide several hundred low-power stations with the same protection from interference enjoyed by full-power stations, with the result that it may be more difficult for some existing full-power stations to alter their analog or DTV transmission facilities. Separately, in January 2001 the FCC issued an order governing the mandatory carriage of DTV signals by cable television operators. The FCC decided that, pending further inquiry, only stations that broadcast in a DTV-only mode would be entitled to mandatory carriage of their DTV signals. In defining how a DTV signal should be carried, the FCC ruled that only a single stream of video (that is, a single channel of programming) together with any additional “program-related” material is eligible for mandatory carriage. The determination of what constitutes “program-related” material has not yet been made. Cable operators will be required to carry the DTV signal of any DTV station eligible for mandatory carriage in the same definition in which the signal was originally broadcast. Thus, an HDTV signal of a station eligible for mandatory carriage could not be converted into a lower definition format by cable operators. However, until this FCC order is clarified it is unclear whether cable operators will be responsible for ensuring that their set-top boxes are capable of passing DTV signals in their full definition to the consumer’s DTV receiver.

The FCC has a policy of reviewing its DTV rules every two years to determine whether those rules need to be adjusted in light of new developments. In January 2003 the FCC released a Notice of Proposed Rule Making, initiating the second periodic review of its DTV rules. This review will examine broadly the rules and policies governing broadcasters’ DTV operations, including interference protection rules, operating requirements, and extensions of the 2006 deadline for ceasing analog operations. As a part of this review, the FCC sought further comment in long-pending proceedings to determine what public interest obligations should apply to broadcasters’ DTV operations. Among other things, the FCC has asked whether it should require broadcasters to provide free time to political candidates, increase the amount of programming intended to meet the needs of minorities and women, and increase communication with the public regarding programming decisions.

The Telecommunications Act of 1996 requires the FCC to review its broadcast ownership rules every two years and to repeal or modify any rule it determines is no longer in the public interest. In August 1999 the FCC amended its local ownership rule to permit one company to own two television stations in the same market if there are at least eight independently owned full-power television stations in that market (including non-commercial stations and counting the co-owned stations as one), and if at least one of the co-owned stations is not among the top four ranked television stations in that market. The FCC also decided to permit common ownership of stations in a single market if their signals do not overlap, and to permit common ownership where one of the stations is failing or unbuilt. These rule changes permitted increases in the concentration of station ownership in local markets, and all of the Company’s stations are now competing against two-station combinations in their respective markets. Separately, the rule governing the aggregate number of television stations a single company can own was relaxed by amendments to the Communications Act enacted in 1996, and broadcast companies are now permitted to own an unlimited number of television stations as long as the combined service areas of such stations do not include more than 35% of nationwide television households. The 35% limit is subject to the FCC’s periodic review, and in 1999 the agency decided to leave the rule unchanged. However, in February 2002 the U.S. Court of Appeals for the District of Columbia Circuit found that the reasons given by the FCC for retaining the 35% limit were insufficient as a matter of law and remanded the matter to the FCC for further consideration. In addition, in April 2002 the same court found that the FCC’s rule permitting co-owned stations in markets with at least eight independent full-power stations had not been adequately justified because of a failure to consider the significance of other types of media and also remanded that rule to the FCC for further consideration. In September 2002 the FCC began a new periodic review of its broadcast ownership rules, including the two rules remanded to it by the U.S. Court of Appeals. This review will also examine four other broadcast ownership rules, including the rule that prohibits common ownership of a television station and an English-language daily newspaper in the same community and the rule that prohibits common ownership of any two of the four major television networks (ABC, CBS, NBC and Fox). This proceeding could result in the FCC’s relaxing or eliminating one or more of its broadcast ownership rules.

Pursuant to the “must-carry” requirements of the Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”), a commercial television broadcast station may, under certain circumstances, insist on carriage of its signal on cable systems serving the station’s market area. Alternatively, such stations may elect, at three-year intervals that began in October 1993, to forego must-carry rights and insist instead that their signals not be carried without their prior consent pursuant to a retransmission consent agreement. The Satellite Home Viewer Improvement Act of 1999 gave commercial television stations similar rights to elect either must-carry or retransmission consent with respect to the carriage of their signals on direct broadcast satellite (“DBS”) systems that choose to provide “local-into-local” service (i.e., to distribute the signals of local television stations to viewers in the local market area). Stations made their first DBS carriage election in July 2001 and will make subsequent elections at three-year intervals beginning in October 2005. Stations that elect retransmission consent may negotiate for compensation from cable and DBS systems in the form of such things as mandatory advertising purchases by the system operator, station promotional announcements on the system, and cash payments to the station. The Company’s television stations, with the exception of WJXT, are being carried on all of the major cable systems in their respective local markets pursuant to retransmission consent agreements. WJXT is being carried on cable in its local market pursuant to its must-carry rights. All of the Company’s television stations are being carried by DBS providers EchoStar and DirecTV on a local-into-local basis pursuant to retransmission consent agreements. As noted previously, all of the Company’s television stations are transmitting both analog and digital broadcast signals; most of those stations’ digital signals are being carried on at least some local cable systems pursuant to retransmission consent agreements.

The FCC is conducting proceedings dealing with various issues in addition to those described elsewhere in this section, including proposals to modify its regulations relating to the operation of cable television systems (which regulations are discussed below under “Cable Television Division – Regulation of Cable Television and Related Matters”), and proposals that could affect the development of alternative video delivery systems that would compete in varying degrees with both cable television and television broadcasting operations.

The Company is unable to determine what impact the various rule changes and other matters described in this section may ultimately have on the Company’s television broadcasting operations.

Cable Television Operations

At the end of 2002 the Company (through its Cable One subsidiary) provided basic cable service to approximately 718,000 subscribers (representing about 57% of the 1,255,000 homes passed by the systems) and had in force approximately 340,000 subscriptions to premium program services, 196,000 subscriptions to digital video service (which number does not include approximately 19,000 free trials of that service then being offered by Cable One) and 78,000 subscriptions to cable modem service. Digital video and cable modem services are each currently available in markets serving more than 93% of Cable One’s subscriber base.

On November 1, 2002, Cable One transferred its Akron, Ohio system, together with a cash payment, to a unit of AOL Time Warner in return for cable systems serving the communities of Chanute, Emporia, Independence and Parsons, Kansas. That transaction had the effect of increasing by approximately 5,000 the number of subscribers being served by the Company’s cable systems.

The Company’s cable systems are located in 19 Midwestern, Southern and Western states and typically serve smaller communities: thus 21 of the Company’s current systems pass fewer than 10,000 dwelling units, 17 pass 10,000-25,000 dwelling units, and 18 pass more than 25,000 dwelling units. The largest cluster of systems (which together serve about 89,000 subscribers) is located on the Gulf Coast of Mississippi.

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

The 1992 Cable Act requires or authorizes the imposition of a wide range of regulations on cable television operations. The three major areas of regulation are (i) the rates charged for certain cable television services, (ii) required carriage (“must carry”) of some local broadcast stations, and (iii) retransmission consent rights for commercial broadcast stations.

Among other things, the Telecommunications Act of 1996 altered the preexisting regulatory environment by expanding the definition of “effective competition” (a condition that precludes any regulation of the rates charged by a cable system), terminating rate regulation for some small cable systems, and sunsetting the FCC’s authority to regulate the rates charged for optional tiers of service (which authority expired on March 31, 1999). Since none of the cable systems owned by the Company falls within the effective-competition or small-system exemptions, monthly subscription rates charged by the Company’s cable systems for the basic tier of cable service (i.e., the tier that includes the signals of local over-the-air stations and any public, educational or governmental channels required to be carried under the applicable franchise agreement), as well as rates charged for equipment rentals and service calls, may be regulated by municipalities, subject to procedures and criteria established by the FCC. However, rates charged by cable television systems for pay-per-view service, for per-channel premium program services and for advertising are all exempt from regulation.

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

As discussed in the preceding section, under the “must-carry” requirements of the 1992 Cable Act, a commercial television broadcast station may, subject to certain limitations, insist on carriage of its signal on cable systems located within the station’s market area. Similarly, a noncommercial public station may insist on carriage of its signal on cable systems located within either the station’s predicted Grade B signal contour or 50 miles of the station’s transmitter. As a result of these obligations (the constitutionality of which has been upheld by the U.S. Supreme Court), certain of the Company’s cable systems have had to carry broadcast stations that they might not otherwise have elected to carry, and the freedom the Company’s systems would otherwise have to drop signals previously carried has been reduced.

Also as explained in the preceding section, at three-year intervals beginning in October 1993 commercial broadcasters have had the right to forego must-carry rights and insist instead that their signals not be carried without their prior consent. The Company’s cable systems have been able to continue carrying virtually all of the stations insisting on retransmission consent without having to agree to pay any stations for the privilege of carrying their signals. However, some commitments have been made to carry other program services offered by a station or an affiliated company, to provide advertising availabilities on cable for sale by a station and to distribute promotional announcements with respect to a station. Many of these agreements between broadcast stations and the Company’s cable systems expired at the end of 2002 and the expired agreements were replaced by new agreements having comparable terms.

As has already been noted, in January 2001 the FCC determined that, pending further inquiry, only television stations broadcasting in a DTV-only mode could require local cable systems to carry their DTV signals. The FCC currently is conducting another inquiry to decide whether it should require cable systems to carry both the analog and the DTV signals of local television stations. Such an extension of must-carry requirements could result in the Company’s cable systems being required to delete some existing programming to make room for broadcasters’ DTV channels.

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

The Copyright Act of 1976 grants to cable television systems, under certain terms and conditions, the right to retransmit the signals of television stations pursuant to a compulsory copyright license. Those terms and conditions permit cable systems to retransmit the signals of local television stations on a royalty-free basis; however in most cases cable systems retransmitting the signals of distant stations are required to pay certain license fees set forth in the statute or established by subsequent administrative regulations. The compulsory license fees have been increased on several occasions since this Act went into effect. In 1994 the availability of a compulsory copyright license was extended to “wireless cable” for both local and distant television signals and to direct broadcast satellite (“DBS”) operators for distant signals only, although in the latter case the license was limited to the signals of distant network-affiliated stations delivered to subscribers who could not receive an over-the-air signal of a station affiliated with the same network. However, in November 1999 Congress enacted the Satellite Home Viewer Improvement Act, which created a royalty-free compulsory copyright license for DBS operators who wish to distribute the signals of local television stations to satellite subscribers in the markets served by such stations. This Act continued the limitation on importing the signals of distant network-affiliated stations contained in the original compulsory license for DBS operators.

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

The Telecommunications Act of 1996 balances this grant of video authority to telephone companies by removing various regulatory barriers to the offering of telephone services by cable companies and others. The Act preempts state and local laws that have barred local telephone competition in some states. In addition, the Act requires local telephone companies to permit cable companies and other competitors to connect with the telephone network and requires telephone companies to give competitors access to the essential features and functionalities of the local telephone network (such as switching capability, signal carriage from the subscriber’s residence to the switching center, and directory assistance) on an unbundled basis. As an alternative method of providing local telephone service, the Act permits cable companies and others to purchase telephone service on a wholesale basis and then resell it to their subscribers.

At various times during the last decade, the FCC adopted rule changes intended to facilitate the development of multichannel multipoint distribution systems, also known as “wireless cable” or “MMDS,” a video and data service that is capable of distributing approximately 30 television channels in a local area by over-the-air microwave transmission using analog technology and a greater number of channels using digital compression technologies. The use of digital technology and a 1998 change in the FCC’s rules to permit reverse path transmission over wireless facilities also make it possible for such systems to deliver additional services, including Internet access. Also, in late 1998 the FCC auctioned a sizeable amount of spectrum in the 31 gigahertz band for use by a new wireless service, which is referred to as the Local Multipoint Distribution Service or “LMDS,” that has the potential to deliver television programming directly to subscribers’ homes as well as provide Internet access and telephony services. To date, however, there are no LMDS systems in operation that deliver television programming or provide either Internet access or telephony. Separately, in November 2000 the FCC approved the use of spectrum in the 12.2-12.7 gigahertz band (the same band used by DBS operators) to provide a new land-based interactive video and data delivery service known as the Multichannel Video Distribution and Data Service (“MVDDS”). MVDDS providers will use “reharvested” DBS spectrum to transmit programming on a non-harmful interference basis using terrestrial microwave transmitters. (While DBS subscribers point their dishes south to pick up their provider’s signal, MVDDS customers will aim their antennas north.) The Commission has not yet granted any licenses to operate MVDDS systems. MVDDS providers, like providers of other forms of wireless cable, will not be required to obtain franchises from local governmental authorities and generally will operate under fewer regulatory requirements than conventional cable systems.

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

The regulation of certain cable television rates pursuant to the authority granted to the FCC has negatively impacted the revenues of the Company’s cable systems. The Company is unable to predict what effect the other matters discussed in this section may ultimately have on its cable television business.

Magazine Publishing

Newsweek

Newsweek is a weekly news magazine published both domestically and internationally by Newsweek, Inc., a subsidiary of the Company. In gathering, reporting and writing news and other material for publication, Newsweek maintains news bureaus in 9 U.S. and 11 foreign cities.

The domestic edition of Newsweek includes more than 100 different geographic or demographic editions which carry substantially identical news and feature material but enable advertisers to direct messages to specific market areas or demographic groups. Domestically, Newsweek ranks second in circulation among the three leading weekly news magazines (Newsweek, Time and U.S. News & World Report). For each of the last five years Newsweek’s average weekly domestic circulation rate base has been 3,100,000 copies. In 1998 and 1999 Newsweek’s percentage of the total weekly domestic circulation rate base of the three leading weekly news magazines was 33.5%. Since 2000 that percentage has been 34.0%.

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

The total number of Newsweek’s domestic advertising pages and gross domestic advertising revenues as reported by Publishers’ Information Bureau, Inc., together with Newsweek’s percentages of the total number of advertising pages and total advertising revenues of the three leading weekly news magazines, for the past five years have been as follows:

		Percentage of	Newsweek
	Newsweek	Three Leading	Gross	Percentage of
	Advertising	News	Advertising	Three Leading
	Pages*	Magazines	Revenues*	News Magazines

1998	2,472	34.4%	$393,168,000	33.8%

1999	2,567	33.5%	432,701,000	32.8%

2000	2,383	33.8%	433,932,000	34.2%

2001	1,822	33.6%	334,179,000	32.5%

2002	1,971	35.2%	387,698,000	34.8%

*	Advertising pages and gross advertising revenues are those reported by Publishers’ Information Bureau, Inc. PIB computes gross advertising revenues from published basic one-time rates and the number of advertising pages carried. PIB figures therefore materially exceed actual gross advertising revenues, which reflect lower rates for multiple insertions and other discounts from published rates. Net revenues as reported in the Company’s Consolidated Statements of Income also exclude agency commissions, which are included in the gross advertising revenues shown above. Page and revenue figures exclude affiliated advertising.

Newsweek’s published advertising rates are based on its average weekly circulation rate base and are competitive with those of the other weekly news magazines. As is common in the magazine industry, advertising typically is sold at varying discounts from Newsweek’s published rates. Effective with the January 14, 2002 issue, Newsweek’s published national advertising rates for all categories of such advertising were increased by 5.0%. Beginning with the issue dated January 13, 2003, such rates were increased by an additional 4.8%.

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

Since 1984 a section of Newsweek articles has been included in The Bulletin, an Australian weekly news magazine which also circulates in New Zealand. A Japanese-language edition of Newsweek, Newsweek Nihon Ban, has been published in Tokyo since 1986 pursuant to an arrangement with a Japanese publishing company which translates editorial copy, sells advertising in Japan and prints and distributes the edition. Newsweek Hankuk Pan, a Korean-language edition of Newsweek, began publication in 1991 pursuant to a similar arrangement with a Korean publishing company. Since 1996 Newsweek en Español, a Spanish-language edition of Newsweek distributed in Latin America, has been published under an agreement with a Miami-based publishing company which translates editorial copy, prints and distributes the edition and jointly sells advertising with Newsweek. In June 2000, Newsweek Bil Logha Al-Arabia, an Arabic-language edition of Newsweek, was launched under a similar arrangement with a Kuwaiti publishing company. Also, Newsweek Polska, a Polish-language newsweekly, was launched in September 2001 under a licensing agreement with a Polish publishing company which, in addition to translating selected stories from Newsweek’s various U.S. and foreign editions, has established a staff of Polish reporters and editors for the magazine. In December 2002 Newsweek announced an agreement with a Hong Kong-based publisher to publish Newsweek Select, a Chinese-language magazine which will be based primarily on selected content translated from Newsweek’s U.S. and international editions.

The average weekly circulation rate base, advertising pages and gross advertising revenues of Newsweek’s international editions (not including The Bulletin insertions or the foreign-language editions of Newsweek) for the past five years have been as follows:

	Average Weekly		Gross
	Circulation	Advertising	Advertising
	Rate Base	Pages*	Revenues*

1998	660,000	2,120	$83,051,000

1999	660,000	2,492	90,023,000

2000	663,000	2,606	104,868,000

2001	666,000	1,979	81,453,000

2002	646,000	1,882	76,711,000

*	Advertising pages and gross advertising revenues are those reported by CMR International. CMR computes gross advertising revenues from published basic one-time rates and the number of advertising pages carried. CMR figures therefore materially exceed actual gross advertising revenues, which reflect lower rates for multiple insertions and other discounts from published rates. Net revenues as reported in the Company’s Consolidated Statements of Income also exclude agency commissions, which are included in the gross advertising revenues shown above. Page and revenue figures exclude affiliated advertising.

For 2003 the average weekly circulation rate base for Newsweek’s English-language international editions (not including The Bulletin insertions) will be 646,000 copies. Newsweek’s rate card estimates the average weekly circulation in 2003 for The Bulletin insertions will be 70,000 copies and for the Japanese-, Korean-, Arabic- and Spanish- and Polish-language editions will be 110,000, 70,000, 30,000, 50,750 and 262,000 copies, respectively.

The online version of Newsweek, which includes stories from Newsweek’s print edition as well as other material, has been a co-branded feature on the MSNBC.com Web site since 2000. This feature is being produced by Washingtonpost.Newsweek Interactive Company, another subsidiary of the Company.

Arthur Frommer’s Budget Travel magazine, another Newsweek publication, was published eight times during 2002 and had a circulation of 450,000 copies. Budget Travel is headquartered in New York City and has its own editorial staff.

During recent years Congress has considered a range of proposals intended to restrict the marketing of tobacco products. The Company cannot now predict what actions may eventually be taken to limit or restrict tobacco advertising. However, such advertising accounts for only about 1% of Newsweek’s operating revenues and negligible revenues at The Washington Post and the Company’s other publications. Moreover, federal law has prohibited the carrying of advertisements for cigarettes and smokeless tobacco by commercial radio and television stations for many years. Thus the Company believes that any restrictions on tobacco advertising which may eventually be put into effect would not have a material adverse effect on Newsweek or on any of the Company’s other business operations.

PostNewsweek Tech Media

This division of Post-Newsweek Media, Inc. publishes controlled-circulation trade periodicals and produces trade shows and conferences for the government information technology industry.

Specifically, PostNewsweek Tech Media publishes Washington Technology, a twice-monthly news magazine for government information technology systems integrators, Government Computer News, a news magazine published 30 times per year serving government managers who buy information technology products and services, and GCN Technology, a news magazine published four times per year providing information technology product reviews and other buying information for government information technology managers. Washington Technology, Computer Government News, and GCN Technology have circulations of about 40,000, 87,000, and 120,000 copies, respectively. This division also publishes Tech Almanac, an annual directory of technology industry executives serving the government information technology community.

PostNewsweek Tech Media also produces the FOSE trade show, which is held each spring in Washington, D.C. for information technology decision makers in government and industry, and the PSX trade show, which attracts government procurement officers and vendors of the services such officers purchase. This division also produces a number of smaller conferences and events, including awards dinners honoring leading individuals and companies in the government information technology community.

Education

Kaplan, Inc., a subsidiary of the Company, provides an extensive range of educational services for children, students and professionals. Kaplan’s historical focus on test preparation has been expanded as new educational and career services businesses have been acquired or initiated.

Through its Test Preparation and Admissions Division, Kaplan prepares students for a broad range of admissions and licensing examinations including the SATs, LSATs, GMATs, MCATs, GREs, and nursing and medical boards. This business can be subdivided into four categories: K-12 (serving schools and school districts seeking assistance in preparing students for state assessment tests and for the SATs and ACTs); Graduate and Pre-College (serving high school and college students and professionals, primarily with preparation for admissions tests to college and to graduate, medical and law schools); Medical (serving medical professionals preparing for licensing exams); and English Language Training (serving foreign students and professionals wishing to study or work in the U.S.). Many of this division’s test preparation courses have been available to students via the Internet since 1999. During 2002 the Test Preparation and Admissions Division enrolled nearly 250,000 students (including over 60,000 enrolled in online programs), and provided courses at 157 permanent centers located throughout the United States and in Canada, Puerto Rico, London and Paris. In addition, Kaplan licenses material for certain of these courses to third parties who during 2002 offered such courses at 29 centers located in 13 countries.

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

Kaplan’s Professional Division offers licensing, continuing education, certification and professional development services for corporations and for individuals seeking to advance their careers. This division includes Dearborn Publishing Group, a provider of pre-licensing training and continuing education for securities, insurance and real estate professionals; Perfect Access Speer, a provider of software education and consulting services to law firms and businesses; Schweser’s Study Program, a provider of materials aimed at preparing individuals for the Chartered Financial Analyst examination; Self Test Software, a provider of preparation services for software proficiency certification examinations; and Contact Center Solutions, a provider of assessment and training services for the call-center industry.

Kaplan’s Score Education Division offers computer-based learning and individualized tutoring for children in grades K through 10. In 2002 this business, which provides educational after-school enrichment services through 147 Score centers located in various areas of the United States, served nearly 70,000 students, up from 60,000 students in 2001. Score’s services are provided in facilities separate from Kaplan’s test preparation centers due to differing configuration and equipment requirements.

The Higher Education Division of Kaplan consists of 46 schools in 14 states which provide classroom-based instruction and three institutions which specialize in distance education. The schools providing classroom-based instruction offer a variety of bachelor degree, associate degree and diploma programs in the fields of healthcare, business, paralegal studies, information technology, criminal justice and fashion and design. These schools were serving more than 20,600 students at year-end 2002 (which total includes the classroom-based programs of Kaplan College), with approximately half of such students enrolled in accredited bachelor or associate degree programs. Each of these schools has its own accreditation from one of several regional or national accrediting agencies recognized by the U.S. Department of Education. The institutions which specialize in distance education are Kaplan College, Concord University School of Law and The College for Professional Studies. Kaplan College offers various bachelor degree, associate degree and certificate programs, principally in the fields of financial planning, criminal justice, paralegal studies, information technology and management, and is accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools. Some of Kaplan College’s programs are offered online while others are offered in a traditional classroom format at the school’s Davenport, Iowa campus. At year-end 2002, Kaplan College had approximately 6,000 students enrolled in online programs. The College for Professional Studies had over 4,400 students enrolled at year-end 2002. Concord University School of Law, the nation’s first online law school, offers Juris Doctor and LLM degrees wholly online. At year-end 2002, approximately

1,200 students were enrolled at Concord. Concord is accredited by the Accrediting Commission of the Distance Education and Training Council and has received operating approval from the California Bureau of Private Post-Secondary and Vocational Education. Concord also has complied with the registration requirements of the State Bar of California; graduates are, therefore, able to apply for admission to the California Bar. The College for Professional Studies, which had over 4,400 students enrolled at year-end 2002, offers bachelor and associate degree and diploma correspondence programs in the fields of legal nurse consulting, paralegal studies and criminal justice; however, that school is no longer enrolling students and will discontinue operations after its current students complete their programs.

One of the ways a foreign national wishing to enter the United States to study may do so is to obtain an F-1 student visa. For many years, most of Kaplan’s Test Preparation and Admissions Division centers in the United States have been authorized by what is now the U.S. Bureau of Citizenship and Immigration Services (the “BCIS”) to issue certificates of eligibility to prospective students to assist those students in applying for F-1 visas through a U.S. Embassy or Consulate. Under a program that became effective early in 2003, educational institutions are required to report electronically to the BCIS specified enrollment, departure and other information about the F-1 students to whom they have issued certificates of eligibility. Most of Kaplan’s U.S. Test Preparation and Admissions Division centers have been designated to participate in this new program, and the applications of the other centers where Kaplan is seeking such a designation are pending. During 2002 students holding F-1 visas accounted for approximately 2.5% of the enrollment at Kaplan’s Test Preparation and Admissions Division and an insignificant number of students at Kaplan’s Higher Education Division.

Title IV Student Financial Assistance Programs

Funds provided under the student financial assistance programs that have been created under Title IV of the Higher Education Act of 1965, as amended, historically have been responsible for a majority of the net revenues of the schools in Kaplan’s Higher Education Division which provide classroom-based instruction (including Kaplan College), accounting, for example, for slightly more than $160 million of the net revenues of such schools for the Company’s 2002 fiscal year. The significant role of Title IV funding in the operations of these schools is expected to continue.

To maintain Title IV eligibility a school must comply with extensive statutory and regulatory requirements relating to its financial aid management, educational programs, financial strength, recruiting practices and various other matters. Among other things, the school must be authorized to offer its educational programs by the appropriate governmental body in the state or states in which it is located, be accredited by an accrediting agency recognized by the U.S. Department of Education (the “Department of Education”), and enter into a program participation agreement with the Department of Education.

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

The Title IV program regulations also provide that not more than 50% of an eligible institution’s courses can be provided online and that, in some cases, not more than 50% of an eligible institution’s students can be enrolled in online courses, and impose certain other requirements intended to insure that individual programs (including online programs) eligible for Title IV funding include minimum amounts of instructional activity. However, Kaplan College currently is a participant in the distance education demonstration program of the Department of Education and as a result is exempt from the foregoing requirements until at least June 30, 2004. Legislation currently is pending in Congress which, if enacted, would exempt online courses from those requirements under certain circumstances, including the maintenance by the institution offering such courses of a cohort default rate of less than 10% for three consecutive years.

No proceeding by the Department of Education is pending to fine any Kaplan school for a failure to comply with any Title IV requirement, or to limit, suspend or terminate the Title IV eligibility of any Kaplan school. However no assurance can be given that the Kaplan schools which currently participate in Title IV programs will maintain their

Title IV eligibility in the future or that the Department of Education might not successfully assert that one or more of such schools have previously failed to comply with Title IV requirements. Most schools within Kaplan’s Higher Education Division are considered separately for the purpose of determining compliance with Title IV requirements. Thus if the Department of Education were to find that one or more of such schools had failed to comply with any applicable Title IV requirement and as a result suspended or terminated the Title IV eligibility of those schools, that action normally would not affect the Title IV eligibility of other Kaplan schools that had continued to comply with Title IV requirements.

As a general matter, schools participating in Title IV programs are not financially responsible for the failure of their students to repay Title IV loans. However the Department of Education may fine a school for a failure to comply with Title IV requirements and may require a school to repay Title IV program funds if it finds that such funds have been improperly disbursed. In addition, there may be other legal theories under which a school could be subject to suit as a result of alleged irregularities in the administration of student financial aid.

Pursuant to Title IV program regulations, a school that undergoes a change in control must be reviewed and recertified by the Department of Education. Certifications obtained following a change in control are granted on a provisional basis which permits the school to continue participating in Title IV programs but provides fewer procedural protections if the Department of Education asserts a material violation of Title IV requirements. As a result of Kaplan’s acquisition of Quest Education Corporation in 2000, all of the schools owned by Quest at that time were provisionally certified by the Department of Education for a term expiring in June 2004; Kaplan will be eligible to apply for full certification for such schools (which constitute most of the schools in Kaplan’s Higher Educational Division) in the spring of 2004. The schools acquired by Kaplan’s Higher Education Division subsequent to the Quest acquisition have also been provisionally certified by the Department of Education, generally for terms expiring approximately three years after the date of the acquisition.

Several Title IV programs are subject to periodic legislative review and reauthorization, and the next reauthorization is scheduled to take place during the current Congressional term. In addition, the availability of funding for each Title IV program is wholly contingent upon the outcome of the annual federal appropriations process.

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

Other Activities

International Herald Tribune

On January 1, 2003, the Company sold its 50% beneficial interest in the Paris-based International Herald Tribune to The New York Times Company.

BrassRing

The Company beneficially owns a 49.4% equity interest in BrassRing LLC, an Internet-based career-assistance and hiring management company. The other principal members of BrassRing are the Tribune Company with a 26.9% interest, Gannett Co., Inc. with a 12.4% interest, and the venture capital firm Accel Partners with a 10.5% interest.

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

Newsweek’s domestic edition is produced by three independent contract printers at five separate plants in the United States; advertising inserts and photo-offset films for the domestic edition are also produced by independent contrac-

tors. The international editions of Newsweek are printed in England, Singapore, Switzerland, the Netherlands, South Africa and Hollywood, Florida; insertions for The Bulletin are printed in Australia. Since 1997 Newsweek and a subsidiary of AOL Time Warner have used a jointly owned company based in England to provide production and distribution services for the Atlantic editions of both Newsweek and Time. In 2002 this jointly owned company began providing certain production and distribution services for the Asian editions of these magazines. Budget Travel is produced by one of the independent contract printers that also prints Newsweek’s domestic edition.

In 2002 The Washington Post consumed about 191,000* tons of newsprint purchased from a number of suppliers, including Bowater Incorporated, which supplied approximately 39% of The Post’s 2002 newsprint requirements. Although for many years some of the newsprint The Post purchased from Bowater Incorporated typically was provided by Bowater Mersey Paper Company Limited, 49% of the common stock of which is owned by the Company (the majority interest being held by a subsidiary of Bowater Incorporated), since 1999 none of the newsprint consumed by The Post has come from that source. Bowater Mersey owns and operates a newsprint mill near Halifax, Nova Scotia, and owns extensive woodlands that provide part of the mill’s wood requirements. In 2002 Bowater Mersey produced about 255,000 tons of newsprint.

The announced price of newsprint (excluding discounts) was approximately $750 per ton throughout 2002. Discounts from the announced price of newsprint can be substantial and prevailing discounts increased during the first three quarters of the year and decreased slightly during the fourth quarter. The Post believes it has adequate newsprint available through contracts with its various suppliers. Over 90% of the newsprint used by The Post includes some recycled content. The Company owns 80% of the stock of Capitol Fiber Inc., which handles and sells to recycling industries old newspapers and other paper collected in Washington, D.C., Maryland and northern Virginia.

In 2002 the operations of The Daily Herald Company and Post-Newsweek Media, Inc. consumed approximately 6,500 and 20,600 tons of newsprint, respectively, which was obtained in each case from various suppliers. Approximately 85% of the newsprint used by The Daily Herald Company and 35% of the newsprint used by Post-Newsweek Media, Inc. includes some recycled content.

The domestic edition of Newsweek consumed about 29,200 tons of paper in 2002, the bulk of which was purchased from six major suppliers. The current cost of body paper (the principal paper component of the magazine) is approximately $860 per ton.

Over 90% of the aggregate domestic circulation of both Newsweek and Budget Travel is delivered by periodical (formerly second-class) mail, most subscriptions for such publications are solicited by either first-class or standard A (formerly third-class) mail, and all PostNewsweek Tech Media publications are delivered by periodical mail. Thus, substantial increases in postal rates for these classes of mail could have a significant negative impact on the operating income of these business units. In March 2002 the Postal Rate Commission approved a rate increase of approximately 8% for both periodical and standard A mail and 9% for first-class mail, which increases became effective on June 30, 2002. This action had the effect of increasing annual postage costs by about $2.9 million at Newsweek and by nominal amounts at PostNewsweek Tech Media. On the other hand, since advertising distributed by standard A mail competes to some degree with newspaper advertising, the Company believes increases in standard A rates could have a positive impact on the advertising revenues of The Washington Post, The Herald, The Gazette Newspapers and Southern Maryland Newspapers, although the Company is unable to quantify the amount of such impact.

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

Washingtonpost.Newsweek Interactive faces competition from many other Internet services, particularly services that feature national and international news, as well as from alternative methods of delivering news and information. In addition, other Internet-based services are carrying increasing amounts of advertising and over time such services could also adversely affect the Company’s print publications and television broadcasting operations, all of which rely on advertising for the majority of their revenues. Several companies are offering online services containing information and advertising tailored for specific metropolitan areas, including the Washington, D.C. metropolitan area. For example, Digital City (a unit of AOL Time Warner) produces Digital City Washington, DC, which is part of AOL’s nationwide network of local online sites. National online classified advertising is becoming a particularly crowded field, with competitors such as Yahoo! and eBay aggregating large volumes of content into a national classified database covering a broad range of product lines. Other competitors are focusing on vertical niches in specific content areas: autos.msn.com (which is majority owned by Microsoft), AutoTrader.com and Autobytel.com, for example, aggregate national car listings; Realtor.com aggregates national real estate listings; while Monster.com, HotJobs.com (which is owned by Yahoo!) and CareerBuilder.com (which is jointly owned by Gannett, Knight-Ridder and Tribune Co.) aggregate employment listings.

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

The circulation of The Gazette Newspapers is limited to Montgomery, Prince George’s and Frederick Counties and parts of Carroll, Anne Arundel and Howard Counties, Maryland. The Gazette Newspapers compete with many other advertising vehicles available in their service areas, including The Potomac and Bethesda/ Chevy Chase Almanacs, The Western Montgomery Bulletin, The Bowie Blade-News, The West County News and The Laurel Leader, weekly controlled-circulation community newspapers, The Montgomery Sentinel, a weekly paid-circulation community newspaper, The Prince George’s Sentinel, a weekly controlled-circulation community newspaper (which also has a weekly paid-circulation edition), The Montgomery and Prince George’s Journals, daily paid-circulation community newspapers, and The Frederick News-Post, a daily paid-circulation community newspaper. The Southern Maryland Newspapers circulate in southern Prince George’s County and in Charles, Calvert and St. Mary’s Counties, Maryland, where they also compete with many other advertising vehicles available in their service areas, including the Calvert County Independent and St. Mary’s Today, weekly paid-circulation community newspapers.

The advertising periodicals published by Greater Washington Publishing compete both with many other forms of advertising available in their distribution area as well as with various other free-circulation advertising periodicals.

The Company’s television stations compete for audiences and advertising revenues with television and radio stations and cable television systems serving the same or nearby areas, with direct broadcast satellite services and to a lesser degree with other video programming providers and with other media such as newspapers and magazines. Cable television systems operate in substantial portions of the Company’s broadcast markets where they compete for television viewers by importing out-of-market television signals and by distributing pay-cable, advertiser-supported and other programming that is originated for cable systems. In addition, direct broadcast satellite (“DBS”) services provide nationwide distribution of television programming (including in some cases pay-per-view programming and programming packages unique to DBS) using small receiving dishes and digital transmission technologies. In November 1999, Congress passed the Satellite Home Viewer Improvement Act, which gives DBS operators the ability to distribute the signals of local television stations to subscribers in the stations’ local market area (“local-into-local” service), although since April 2000 the DBS operator has been required to obtain the consent of each local television station included in such a service. All of the Company’s television stations are currently being distributed locally by satellite. Under an FCC rule implementing provisions of this Act, since January 2002 DBS operators that offer local-into-local service have been required to carry all full-power television stations that request such carriage in the markets in which the DBS operators have chosen to offer local-into-local service. The FCC has also adopted rules that require certain program-exclusivity rules applicable to cable television to be applied to DBS operators, although certain of these rules, primarily relating to sports blackouts, are subject to reconsideration by the FCC. The Satellite Home Viewer Improvement Act also continues restrictions on the transmission of distant network stations by DBS operators. Under these restrictions, DBS operators are prohibited from distributing in a local market the signals of any distant network-affiliated television station except in areas where the over-the-air signal of the same network’s local affiliate is not available or where the local affiliate grants a waiver. Several lawsuits were filed beginning in 1996 in which plaintiffs (including all four major broadcast networks and network-affiliated stations including one of the Company’s Florida stations) alleged that certain DBS operators had not been complying with this restriction. The plaintiffs have entered into a settlement with DBS operator DirecTV, under which it will discontinue distant-network service to certain subscribers and alter the method by which it determines eligibility for this service. Litigation against DBS operator EchoStar is continuing. The Satellite Home Viewer Improvement Act also provides that certain distant-network subscribers whose service would have been discontinued as a result of this litigation will continue to have access to distant-network service through 2004. In addition to the matters discussed above, the Company’s television stations may also become subject to increased competition from low-power television stations, wireless cable services, satellite master antenna systems (which can carry pay-cable and similar program material) and prerecorded video programming. Further, the deployment of digital and other improved television technologies may enhance the ability of some of these other video providers to compete more effectively for viewers with the local television broadcasting stations owned by the Company.

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

According to figures compiled by Publishers’ Information Bureau, Inc., of the 239 magazines reported on by the Bureau, Newsweek ranked fifth in total advertising revenues in 2002, when it received approximately 2.3% of all advertising revenues of the magazines included in the report. The magazine industry is highly competitive both within itself and with other advertising media which compete for audience and advertising revenue.

PostNewsweek Tech Media’s publications and trade shows compete with many other advertising vehicles and sources of similar information.

Kaplan competes in each of its test preparation product lines with a variety of regional and national test preparation businesses, as well as with individual tutors and in-school preparation for standardized tests. Kaplan’s Score Education subsidiary competes with other regional and national learning centers, individual tutors and other educational businesses that target parents and students. Kaplan’s Professional Division competes with other companies which provide alternative or similar professional training, test-preparation and consulting services. Kaplan’s Higher Education Division competes with both facilities-based and other distance learning providers of similar educational services, including not-for-profit colleges and universities and for-profit businesses.

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

Donald E. Graham, age 57, has been Chairman of the Board of the Company since September 1993 and Chief Executive Officer of the Company since May 1991. Mr. Graham served as President of the Company from May 1991 until September 1993 and prior to that had been a Vice President of the Company for more than five years. Mr. Graham also served as Publisher of The Washington Post from 1979 until September 2000.

Diana M. Daniels, age 53, has been Vice President and General Counsel of the Company since November 1988 and Secretary of the Company since September 1991. Ms. Daniels served as General Counsel of the Company from January 1988 to November 1988 and prior to that had been Vice President and General Counsel of Newsweek, Inc. since 1979.

Ann L. McDaniel, age 47, became Vice President-Human Resources of the Company in September 2001. Ms. McDaniel had previously served as Senior Director of Human Resources of the Company since January 2001, and prior to that held various editorial positions at Newsweek for more than five years, most recently as Managing Editor, a position she assumed in November 1998.

John B. Morse, Jr., age 56, has been Vice President-Finance of the Company since November 1989. He joined the Company as Vice President and Controller in July 1989, and prior to that had been a partner of Price Waterhouse.

Gerald M. Rosberg, age 56, was named Vice President-Planning and Development of the Company in February 1999. Mr. Rosberg had previously served as Vice President-Affiliates at The Washington Post, a position he assumed in November 1997. Mr. Rosberg joined the Company in January 1996 as The Post’s Director of Affiliate Relations.

Employees

The Company and its subsidiaries employ approximately 11,600 persons on a full-time basis.

The Washington Post has approximately 2,610 full-time employees. About 1,600 of The Post’s full-time employees and about 480 part-time employees are represented by one or another of seven unions. Collective bargaining agreements are currently in effect with locals of the following unions covering the full-time and part-time employees and expiring on the dates indicated: 1,460 editorial, newsroom and commercial department employees represented by the Communications Workers of America (November 7, 2005); 66 paperhandlers and general workers represented by the Graphic Communications International Union (November 20, 2004); 44 machinists represented by the International Association of Machinists (January 10, 2004); 29 photoengravers-platemakers represented by the Graphic Communications International Union (February 14, 2004); 28 electricians represented by the International Brotherhood of Electrical Workers (June 17, 2004); 33 engineers, carpenters and painters represented by the International Union of Operating Engineers (April 9, 2005); and 420 mailers and mailroom helpers represented by the Communications Workers of America (May 18, 2003).

Washingtonpost.Newsweek Interactive has approximately 220 full-time and 40 part-time employees, none of whom is represented by a union.

Of the approximately 270 full-time and 95 part-time employees at The Daily Herald Company, about 65 full-time and 20 part-time employees are represented by one or another of three unions. The newspaper’s collective bargaining agreement with the Graphic Communications International Union, which represents press operators, expires on March 15, 2005, and its agreement with the International Brotherhood of Teamsters, which represents bundle haulers, will expire on September 22, 2003. The Newspaper’s agreement with the Communications Workers of America, which represents printers and mailers, will expire on October 31, 2005.

The Company’s broadcasting operations have approximately 980 full-time employees, of whom about 240 are union-represented. Of the eight collective bargaining agreements covering union-represented employees, three have expired and are being renegotiated. Two other collective bargaining agreements will expire in 2003.

The Company’s Cable Television Division has approximately 1,610 full-time employees, none of whom is represented by a union.

Newsweek has approximately 650 full-time employees (including about 135 editorial employees represented by the Communications Workers of America under a collective bargaining agreement which expired at the end of 2002 and currently is being renegotiated).

Kaplan employs approximately 4,470 persons on a full-time basis. Kaplan also employs substantial numbers of part-time employees who serve in instructional and administrative capacities. During peak seasonal periods Kaplan’s part-time workforce exceeds 10,000 employees. None of Kaplan’s employees is represented by a union.

Post-Newsweek Media, Inc. has approximately 680 full-time and 130 part-time employees. Robinson Terminal Warehouse Corporation (the Company’s newsprint warehousing and distribution subsidiary) and Greater Washington Publishing each employ fewer than 100 persons. None of these units’ employees is represented by a union.

Forward-Looking Statements

All public statements made by the Company and its representatives which are not statements of historical fact, including certain statements in this Annual Report on Form 10-K and elsewhere in the Company’s 2002 Annual Report to Stockholders, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include comments about the Company’s business strategies and objectives, the prospects for growth in the Company’s various business operations, and the Company’s future financial performance. As with any projection or forecast, forward-looking statements are subject to various risks and uncertainties that could cause actual results or events to differ materially from those anticipated in such statements. In addition to the various matters discussed elsewhere in this Annual Report on Form 10-K (including the financial statements and other items filed herewith), specific factors identified by the Company that might cause such a difference include the following: changes in prevailing economic conditions, particularly in the specific geographic and other markets served by the Company; actions of competitors, including price changes and the introduction of competitive service offerings; changes in the preferences of readers, viewers and advertisers, particularly in response to the growth of Internet-based media; changes in communications and broadcast technologies; the effects of changing cost or availability of raw materials, including changes in the cost or availability of newsprint and magazine body paper; changes in the extent to which standardized tests are used in the admissions process by colleges and graduate schools; changes in the extent to which licensing or proficiency examinations are used to qualify individuals to pursue certain careers; changes in laws or regulations, including changes that affect the way business entities are taxed; and changes in accounting principles or in the way such principles are applied.

Available Information

The Company’s Internet address is www.washpostco.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with the Securities and Exchange Commission.

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

The Company owns a printing plant in Fairfax County, Virginia which was built in 1980 and expanded in 1998. That facility is located on 19 acres of land owned by the Company. Also in 1998 the Company completed construction of a new printing plant and distribution facility for The Post on a 17-acre tract of land in Prince George’s County, Maryland which was purchased by the Company in 1996. In addition, the Company owns undeveloped land near Dulles Airport in Fairfax County, Virginia (39 acres) and in Prince George’s County, Maryland (34 acres).

The Herald owns its plant and office building in Everett, Washington; it also owns two warehouses adjacent to its plant and a small office building in Lynnwood, Washington.

Post-Newsweek Media, Inc. owns a two-story brick building that serves as its headquarters and as headquarters for The Gazette Newspapers and a separate two-story brick building that houses its Montgomery County commercial printing business. All of these properties are located in Gaithersburg, Maryland. In addition, Post-Newsweek Media, Inc. owns a one-story brick building in Waldorf, Maryland that houses its Charles County commercial printing business and also serves as the headquarters for two of the Southern Maryland Newspapers. The other editorial and sales offices for The Gazette Newspapers and the Southern Maryland Newspapers are located in leased premises. The PostNewsweek Tech Media Division leases office space in Washington, D.C. and San Francisco, California.

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

Robinson Terminal Warehouse Corporation owns two wharves and several warehouses in Alexandria, Virginia. These facilities are adjacent to the business district and occupy approximately seven acres of land. Robinson also owns two partially developed tracts of land in Fairfax County, Virginia, aggregating about 20 acres. These tracts are near The Washington Post’s Virginia printing plant and include several warehouses. In 1992 Robinson purchased approximately 23 acres of undeveloped land on the Potomac River in Charles County, Maryland, for the possible construction of additional warehouse capacity.

Kaplan owns a total of eight buildings including a six-story building located at 131 West 56th Street in New York City, which serves as an educational center primarily for international students, and a 2,300 square foot office condominium in Chapel Hill, North Carolina which it utilizes for its Test Prep business. Kaplan also owns a 15,000 square foot three-story building in Berkeley, California utilized for its Test Prep and English Language businesses, a 39,000 square foot four-story brick building and a 19,000 square foot two-story brick building in Lincoln, Nebraska which are used by the Lincoln School of Commerce, a 25,000 square foot one-story building in Omaha, Nebraska used by the Nebraska College of Business, a 131,000 square foot five-story brick building in Manchester, New Hampshire used by Hesser College, and an 18,000 square foot one-story brick building in Dayton, Ohio used by the Ohio Institute of Photography and Technology. Kaplan’s principal educational center in New York City for other than international students is located at 16 Cooper Square, where Kaplan rents two floors under a lease expiring in 2013. Kaplan’s distribution facilities are located in a 169,000 square foot warehouse in Aurora, Illinois which has been rented under a lease which expires in 2010. Kaplan’s headquarters offices are located at 888 Seventh Avenue in New York City, where Kaplan rents space on three floors under a lease which expires in 2007. All other Kaplan facilities (including administrative offices and instructional locations) occupy leased premises.

The offices of Washingtonpost.Newsweek Interactive occupy 85,000 square feet of office space in Arlington, Virginia under a lease which expires in 2010.

Greater Washington Publishing’s offices are located in leased space in Fairfax, Virginia.

Item 3. Legal Proceedings.

The Company, its wholly owned subsidiary The Gazette Newspapers, Inc. (now Post-Newsweek Media, Inc.), and the Washington Suburban Press Network, Inc. (a corporation jointly owned by Post-Newsweek Media and another media investor), are parties to an antitrust lawsuit filed on February 28, 2001, by the owners of several local Maryland newspapers in the United States District Court for the District of Maryland. This suit alleges violations of the Sherman Act, the Clayton Act and the Maryland Antitrust Act, and asserts state law claims for unfair competition, breach of contract and tortious interference. The allegations largely stem from the Gazette’s acquisition of the Southern Maryland Newspapers in 2001 and Press Network’s treatment of newspapers published by certain of the plaintiffs in connection with membership in the network and the placement of newspaper advertising. The suit seeks unspecified damages (which in certain instances may be trebled by statute) and attorneys’ fees, as well as injunctive relief (including the divestiture of the Gazette by the Company). The District Court granted summary judgment for defendants on all of plaintiffs’ claims on August 16, 2002. Plaintiffs filed a notice of appeal on September 27, 2002, and the case is currently before the United States Court of Appeals for the Fourth Circuit.

Kaplan, Inc., a wholly owned subsidiary of the Company, is the named defendant in a class action filed on December 20, 2002, in Superior Court of the State of California, County of Alameda, brought by individuals who were engaged as Kaplan lecturers, teachers and tutors in California since December 20, 1998. The suit alleges breaches of implied contracts as well as violations of the California wage and hour laws and the California Business and Professions Code prohibitions against unfair competition by means of unlawful, unfair or fraudulent business practices or acts. The case arose out of claims that Kaplan failed to pay its instructors for time spent preparing for lectures, classes and tutoring sessions, time spent after class answering students’ questions, and time spent traveling to and from different teaching locations. The suit seeks unspecified damages (which may in certain instances include penalties).

The Company and its subsidiaries are also defendants in various other civil lawsuits that have arisen in the ordinary course of their businesses, including actions for libel and invasion of privacy. While it is not possible to predict the outcome of these lawsuits and the lawsuits described in the preceding two paragraphs, in the opinion of management their ultimate disposition should not have a material adverse effect on the financial position, liquidity or results of operations of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters.

The Company’s Class B Common Stock is traded on the New York Stock Exchange under the symbol “WPO.” The Company’s Class A Common Stock is not publicly traded.

The high and low sales prices of the Company’s Class B Common Stock during the last two years were:

	2002		2001

Quarter	High	Low	High	Low

January – March	$618	$520	$652	$524

April – June	634	545	608	542

July – September	675	516	599	470

October – December	743	646	540	479

During 2002 the Company repurchased 1,229 shares of its Class B Common Stock.

At January 28, 2003, there were 28 holders of record of the Company’s Class A Common Stock and 1,046 holders of record of the Company’s Class B Common Stock.

Both classes of the Company’s Common Stock participate equally as to dividends. Quarterly dividends were paid at the rate of $1.40 per share during both 2002 and 2001.

Item 6. Selected Financial Data.

See the information for the years 1998 through 2002 contained in the table titled “Ten-Year Summary of Selected Historical Financial Data” which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 27 hereof (with only the information for such years to be deemed filed as part of this Annual Report on Form 10-K).

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

Equity Price Risk

The Company has common stock investments in several publicly traded companies (as discussed in Note C to the Company’s consolidated Financial Statements) that are subject to market price volatility. The fair value of these common stock investments totaled $216,533,000 at December 29, 2002.

The following table presents the hypothetical change in the aggregate fair value of the Company’s common stock investments in publicly traded companies assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the market price of each stock included therein:

Value of Common Stock Investments			Value of Common Stock Investments
Assuming Indicated Decrease in			Assuming Indicated Increase in
Each Stock’s Price			Each Stock’s Price

-30%	-20%	-10%	+10%	+20%	+30%

$151,573,000	$173,226,000	$194,880,000	$238,186,000	$259,840,000	$281,493,000

During the 16 quarters since the end of the Company’s 1998 fiscal year, market price movements caused the aggregate fair value of the Company’s common stock investments in publicly traded companies to change by approximately 20% in one quarter, 15% in three quarters and by less than 10% in each of the other 12 quarters.

Interest Rate Risk

At December 29, 2002, the Company had short-term commercial paper borrowings outstanding of $259,258,000 at an average interest rate of 1.6%. At December 30, 2001, the Company had commercial paper borrowings outstanding of $533,896,000 at an average interest rate of 2.0%. The Company is exposed to interest rate risk with respect to such borrowings since an increase in commercial paper borrowing rates would increase the Company’s interest expense on its commercial paper borrowings. Assuming a hypothetical 100 basis point increase in its average commercial paper borrowing rates from those that prevailed during the Company’s 2002 and 2001 fiscal years, the Company’s interest expense would have been greater by approximately $4,100,000 in fiscal 2002 and by approximately $5,700,000 in fiscal 2001.

The Company’s long-term debt consists of $400,000,000 principal amount of 5.5% unsecured notes due February 15, 2009 (the “Notes”). At December 29, 2002, the aggregate fair value of the Notes, based upon quoted market prices, was $426,640,000. An increase in the market rate of interest applicable to the Notes would not increase the Company’s interest expense with respect to the Notes since the rate of interest the Company is required to pay on the Notes is fixed, but such an increase in rates would affect the fair value of the Notes. Assuming, hypothetically, that the market interest rate applicable to the Notes was 100 basis points higher than the Notes’ stated interest rate of 5.5%, the fair value of the Notes would be approximately $380,027,000. Conversely, if the market interest rate applicable to the Notes was 100 basis points lower than the Notes’ stated interest rate, the fair value of the Notes would then be approximately $421,176,000.

Item 8.	Financial Statements and Supplementary Data.

See the Company’s Consolidated Financial Statements at December 29, 2002, and for the periods then ended, together with the report of PricewaterhouseCoopers LLP thereon and the information contained in Note N to said Consolidated Financial Statements titled “Summary of Quarterly Operating Results and Comprehensive Income (Unaudited),” which are included in this Annual Report on Form 10-K and listed in the index to financial information on page 27 hereof.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information contained under the heading “Executive Officers” in Item 1 hereof and the information contained under the headings “Nominees for Election by Class A Stockholders,” “Nominees for Election by Class B Stockholders” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 11.	Executive Compensation.

The information contained under the headings “Director Compensation,” “Executive Compensation,” “Retirement Plans,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Performance Graph” in the definitive Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained under the heading “Stock Holdings of Certain Beneficial Owners and Management” and in the table titled “Equity Compensation Plan Information” in the definitive Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 13.	Certain Relationships and Related Transactions.

The information contained under the heading “Certain Relationships and Related Transactions” in the definitive Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 14.	Controls and Procedures.

A review and evaluation was performed by the Company’s management, at the direction of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Vice President–Finance (the Company’s principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), as of a date within 90 days prior to the filing of this annual report. Based on that review and evaluation, the Company’s Chief Executive Officer and Vice President–Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that all material information required to be disclosed in the reports that the Company files or submits under the Exchange Act have been made known to them in a timely fashion. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of such evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

(i) Financial Statements and Financial Statement Schedules

As listed in the index to financial information on page 27 hereof.

(ii) Exhibits

As listed in the index to exhibits on page 61 hereof.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2003.

THE WASHINGTON POST COMPANY
(Registrant)

By	/s/ JOHN B. MORSE, JR.

John B. Morse, Jr.
Vice President-Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2003:

Donald E. Graham	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director

John B. Morse, Jr.	Vice President-Finance (Principal Financial and Accounting Officer)

Warren E. Buffett	Director

Daniel B. Burke	Director

Barry Diller	Director

John L. Dotson Jr.	Director

George J. Gillespie, III	Director

Ralph E. Gomory	Director

Alice M. Rivlin	Director

Richard D. Simmons	Director

George W. Wilson	Director

By	/s/ JOHN B. MORSE, JR.

John B. Morse, Jr.
Attorney-in-Fact

An original power of attorney authorizing Donald E. Graham, John B. Morse, Jr. and Diana M. Daniels, and each of them, to sign all reports required to be filed by the Registrant pursuant to the Securities Exchange Act of 1934 on behalf of the above-named directors and officers has been filed with the Securities and Exchange Commission.

CERTIFICATIONS

      I, Donald E. Graham, Chief Executive Officer (principal executive officer) of The Washington Post Company (the “Registrant”), certify that:

1. I have reviewed this annual report on Form 10-K of the Registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6. The Registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ DONALD E. GRAHAM

Donald E. Graham,
Chief Executive Officer

      I, John B. Morse, Jr., Vice President–Finance (principal financial officer) of The Washington Post Company (the “Registrant”), certify that:

1. I have reviewed this annual report on Form 10-K of the Registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6. The Registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ JOHN B. MORSE, JR.

John B. Morse, Jr.,
Vice President–Finance

INDEX TO FINANCIAL INFORMATION

THE WASHINGTON POST COMPANY

     All other schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements or the notes thereto referred to above.

[This Page Intentionally Left Blank]

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This analysis should be read in conjunction with the consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS — 2002 COMPARED TO 2001

Net income for the fiscal year ended December 29, 2002 was $204.3 million ($21.34 per share), compared with net income for the fiscal year ended December 30, 2001 of $229.6 million ($24.06 per share). The Company’s 2002 results include a net non-operating gain from the exchange of certain cable systems (after-tax impact of $16.7 million, or $1.75 per share), a transitional goodwill impairment loss (after-tax impact of $12.1 million, or $1.27 per share), charges from early retirement programs (after-tax impact of $11.3 million, or $1.18 per share), and a net non-operating loss from the write-down of certain of the Company’s investments (after-tax impact of $2.3 million, or $0.24 per share). The Company’s 2001 results included net non-operating gains from the sale and exchange of certain cable systems (after-tax impact of $196.5 million, or $20.69 per share), a non-cash goodwill and other intangibles impairment charge recorded by one of the Company’s affiliates (after-tax impact of $19.9 million, or $2.10 per share), losses from the write-down of a non-operating parcel of land and certain cost method investments to their estimated fair value (after-tax impact of $18.3 million, or $1.93 per share) and an after-tax charge of $55.0 million, or $5.79 per share, for amortization of goodwill and other intangible assets that are no longer amortized under Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” The Company adopted SFAS 142 effective on the first day of its 2002 fiscal year.

Revenue for 2002 was $2,584.2 million, up 7 percent compared to revenue of $2,411.0 million in 2001, with significant revenue growth at the education, cable and broadcast divisions. Advertising revenue increased 1 percent in 2002, and circulation and subscriber revenue increased 3 percent. Education revenue increased 26 percent in 2002, and other revenue increased 10 percent. The increase in advertising revenue is due primarily to significant political revenues at the broadcast division in 2002. The increase in circulation and subscriber revenue is due to an 11 percent increase in subscriber revenue at the cable division from rapidly growing cable modem and digital service revenues, and a 4 percent increase in circulation revenue at The Post due to circulation price increases. This increase was offset by a 14 percent decrease in Newsweek domestic circulation revenue due to difficult comparisons with 2001, when Newsweek saw spikes in newsstand sales from regular and special editions surrounding the events of September 11. Revenue growth at Kaplan, Inc. (about one-third of which was from acquisitions) accounted for the increase in education revenue.

Operating costs and expenses for the year increased 4 percent to $2,206.6 million, from $2,112.8 million in 2001 (excluding amortization of goodwill and other intangible assets that are no longer amortized under SFAS 142). The increase is primarily due to higher depreciation expense, higher stock-based compensation at the education division, early retirement program charges, and a reduced net pension credit, offset by lower expenses at the newspaper publishing and magazine publishing segments due to lower newsprint prices and tight cost controls.

Operating income increased 27 percent to $377.6 million, from $298.3 million in 2001, adjusted as if SFAS 142 had been adopted at the beginning of 2001. Operating results for 2002 include $19.0 million in pre-tax charges from early retirement programs. The Company benefited from improved operating results at the education and broadcast divisions, along with improved earnings at The Washington Post newspaper and the cable division. These factors were offset in part by increased depreciation expense, a reduced net pension credit, the early retirement program charges noted above and higher stock-based compensation expense accruals at the education division.

The Company’s 2002 operating income includes $64.4 million of net pension credits, compared to $76.9 million in 2001. These amounts exclude $19.0 million and $3.3 million in charges related to early retirement programs in 2002 and 2001, respectively.

DIVISION RESULTS

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

Newspaper Publishing Division. Newspaper publishing division revenue in 2002 decreased slightly to $842.0 million, from $842.7 million in 2001. Division operating income for 2002 totaled $109.0 million, an increase of 23 percent from pro forma operating income of $88.6 million in 2001. Improved operating results for 2002 reflect the benefits of cost control initiatives employed throughout the division and a 22 percent decrease in newsprint expense; these savings were partially offset by a pre-tax early retirement program charge of $2.9 million and a reduced net pension credit.

Print advertising revenue at The Washington Post newspaper decreased 3 percent to $555.7 million, from $574.3 million in 2001. The decrease in print advertising revenue for 2002 is due to a continued decline in recruitment advertising revenue, with volume decreases of 32 percent, offset by higher revenue from several advertising categories, including preprints, real estate and other classified advertising.

Circulation revenues at The Post were up 4 percent for 2002 due to increases in single copy newsstand and home delivery prices in 2002. Daily circulation at The Post declined 1.7 percent, and Sunday circulation declined 1.2 percent in 2002. For the year ended December 29, 2002, average daily circulation at The Post totaled 760,000 (unaudited) and average Sunday circulation totaled 1,054,000 (unaudited).

Revenue generated by the Company’s online publishing activities, primarily washingtonpost.com, increased 18 percent to $35.9 million during the year, from $30.4 million in 2001. Local and national online advertising revenues grew 60 percent in 2002, while revenue at the Jobs section of washingtonpost.com decreased 1 percent in 2002.

Television Broadcasting Division. Revenue at the television broadcasting division increased 9 percent to $343.6 million in 2002, from $314.0 million in 2001, due primarily to $31.8 million in political advertising, as well as Olympics-related advertising at the Company’s NBC affiliates in the first quarter of 2002. Additionally, revenues in 2001 were lower due to a general softness in advertising and several days of commercial-free coverage following the events of September 11. These increases were partially offset by reduced network compensation revenues in 2002.

Competitive market position remained strong for the Company’s television stations. WDIV in Detroit was ranked number one in the latest ratings period, Monday through Friday, sign-on to sign-off; KSAT in San Antonio was tied for number one; WJXT in Jacksonville ranked second; WPLG was tied for second among English-language stations in the Miami market; and KPRC in Houston and WKMG in Orlando ranked third in their respective markets.

Operating income for 2002 increased 16 percent to $168.8 million, from pro forma operating income of $146.0 million in 2001. Operating income growth for 2002 is due to strong revenue growth, along with tight cost controls, partially offset by a reduced pension credit. Operating margin at the broadcast division was 49 percent for 2002 and 46 percent for 2001, excluding amortization of goodwill and other intangibles.

In July 2002, WJXT in Jacksonville, Florida, began operations as an independent station when its network affiliation with CBS ended.

Magazine Publishing Division. Revenue for the magazine publishing division totaled $349.1 million for 2002, a 7 percent decrease from $374.6 million in 2001. Revenues for 2001 reflect a significant spike in newsstand circulation revenue at Newsweek due to regular and special editions related to the events of September 11. Advertising revenues were down for 2002, primarily due to declines in the international division. Operating income totaled $25.7 million for 2002, a decrease of 20 percent from pro forma operating income of $32.0 million in 2001. Operating results for 2002 include $16.1 million in pre-tax charges in connection with early retirement programs at Newsweek. Expenses for 2001 included approximately $5.0 million in nonrecurring costs associated with regular and special editions related to September 11. Costs for 2002 also have declined due to payroll and other related cost savings from employees accepting early retirement programs offered by Newsweek, and from significant cost savings programs put into place at Newsweek’s international operations.

Excluding amortization of goodwill and other intangibles, operating margin at the magazine publishing division was 7 percent for 2002 and 9 percent for 2001.

Cable Television Division. Cable division revenue of $428.5 million for 2002 represents an 11 percent increase from revenues of $386.0 in 2001. The 2002 revenue increase is principally due to rapid growth in the division’s cable modem and digital service revenues. Cable division operating income increased 15 percent in 2002 to $80.9 million, from pro forma operating income of $70.6 million in 2001. The increase in operating income for 2002 is due mostly to the division’s revenue growth, offset by higher depreciation expense and increased programming expense.

Cable division cash flow (operating income excluding depreciation and amortization expense) totaled $169.8 million for 2002, an increase of 25 percent from $135.3 million for 2001.

The increase in depreciation expense for 2002 is primarily due to significant capital spending, primarily in 2001 and 2000, which has enabled the cable division to offer digital and broadband cable services to its subscribers; depreciation expense for 2002 also includes $5.4 million in charges for obsolete assets. The cable division began its rollout plan for these services in the third quarter of 2000. At December 31, 2002, the cable division had approximately 214,900 digital cable subscribers, representing a 30 percent penetration of the subscriber base in the markets where digital services are offered. Digital services are currently offered in markets serving 98 percent of the cable division’s subscriber base. The initial rollout plan for the new digital cable services included an offer for the cable division’s customers to obtain these services free for one year. At December 31, 2002, the cable division had 194,200 paying digital subscribers, compared to 31,000 at the end of 2001. Most of the benefits from these services began to show in the first quarter of 2002 and continued throughout the year, with the remaining portion of free one-year periods generally having ended by the close of 2002.

At December 31, 2002, the cable division had 718,000 basic subscribers, compared to 752,700 at the end of December 2001, with the decrease due primarily to the difficult economic environment over the past year; basic customer disconnects for non-payment of bills have increased significantly. At December 31, 2002, the cable division had 79,400 CableONE.net service subscribers, compared to 46,400 at the end of December 2001, due to a large increase in the Company’s cable modem deployment (offered to 93 percent of homes passed at the end of December 2002) and subscriber penetration rates. Of these subscribers, 78,100 and 32,900 were cable modem subscribers at the end of 2002 and 2001, respectively, with the remainder being dial-up subscribers.

Education Division. Education division revenue in 2002 increased 26 percent to $621.1 million, from $493.7 million in 2001. Kaplan reported operating income for the year of $20.5 million, compared to a pro forma operating loss of $13.1 million in 2001. Approximately one-third of the increase in Kaplan revenue and approximately $9 million of the increase in Kaplan operating income is from newly acquired businesses, primarily in the higher education division. Excluding goodwill amortization in 2001, a summary of operating results for 2002 compared to 2001 is as follows (in thousands):

	2002	2001	% Change

Revenue

Supplemental education	$371,248	$328,039	13%

Higher education	249,877	165,642	51%

	$621,125	$493,681	26%

Operating income (loss)

Supplemental education	$54,103	$27,509	97%

Higher education	27,569	9,149	201%

Kaplan corporate overhead	(26,143)	(23,981)	(9%	)

Other	(35,017)	(25,738)	(36%	)

	$20,512	$(13,061)	—

Supplemental education includes Kaplan’s test preparation, professional training and Score! businesses. The improvement in supplemental education results for 2002 is due mostly to higher enrollments and to a lesser extent, higher prices at Kaplan’s traditional test preparation business (particularly the LSAT, MCAT and GRE prep courses), as well as higher revenues and operating income from Kaplan’s CFA® and real estate licensure preparation services. Score! also contributed to the improved results, with increased enrollment, higher prices and strong cost controls.

Higher education includes all of Kaplan’s post-secondary education businesses, including the fixed-facility colleges that were formerly part of Quest Education, as well as online post-secondary and career programs (various distance-learning businesses). Higher education results are showing significant growth due to student enrollment increases, high student retention rates and several acquisitions.

Corporate overhead represents unallocated expenses of Kaplan, Inc.’s corporate office, including expenses associated with the design and development of educational software that, if successfully completed, will benefit all of Kaplan’s business units.

Other expense is comprised primarily of accrued charges for stock-based incentive compensation arising from a stock option plan established for certain members of Kaplan’s management (the general provisions of which are discussed in Note G to the Consolidated Financial Statements) and amortization of certain intangibles. Under the stock-based incentive plan, the amount of compensation expense varies directly with the estimated fair value of Kaplan’s common stock and the number of options outstanding. For 2002 and 2001, the Company recorded expense of $34.5 million and $25.3 million, respectively, related to this plan. The increase in other expense for 2002 is attributable to an increase in stock-based incentive compensation, which is due to an increase in Kaplan’s estimated value.

Equity in Losses of Affiliates. The Company’s equity in losses of affiliates for 2002 was $19.3 million, compared to losses of $68.7 million for 2001. The improvements were primarily due to better operating results at BrassRing LLC, which accounted for approximately $13.9 million of 2002 equity in losses of affiliates, compared to $75.1 million in equity losses for 2001. The Company’s affiliate investments at the end of 2002 consisted of a 49.4 percent interest in BrassRing LLC, a 50 percent interest in the International Herald Tribune, and a 49 percent interest in Bowater Mersey Paper Company Limited.

On January 1, 2003, the Company sold its 50 percent interest in the International Herald Tribune for $65 million; the Company will report an after-tax non-operating gain of approximately $32 million in the first quarter of 2003.

Non-Operating Items. The Company recorded other non-operating income, net, of $28.9 million in 2002, compared to $283.7 million of non-operating income, net, for 2001. The 2002 non-operating income includes a pre-tax gain of $27.8 million on the exchange of certain cable systems in the fourth quarter of 2002 and a gain on the sale of marketable securities; these gains were offset by write-downs recorded on certain investments. The 2001 non-operating income mostly comprised gains arising from the sale and exchange of certain cable systems completed in the first quarter of 2001, offset by write-downs recorded on certain investments and a parcel of non-operating land to their estimated fair value.

The Company incurred net interest expense of $33.5 million in 2002, compared to $47.5 million in 2001. At December 29, 2002, the Company had $664.8 million in borrowings outstanding at an average interest rate of 4.0 percent; at December 30, 2001, the Company had $933.1 million in borrowings outstanding.

Income Taxes. The effective tax rate was 38.8 percent for 2002, compared to 40.7 percent for 2001. Excluding the effect of the cable gain transactions, the Company’s effective rate approximated 38.7 percent for 2002 and 50.2 percent for 2001. The effective tax rate for 2002 declined primarily because the Company no longer has any permanent difference from goodwill amortization not deductible for tax purposes as a result of the adoption of SFAS 142. The Company’s effective tax rate also has declined due to an increase in operating earnings and a decrease in the overall state tax rate.

Cumulative Effect of Change in Accounting Principle. In 2002, the Company completed its SFAS 142 transitional goodwill impairment test, resulting in an after-tax impairment loss of $12.1 million, or $1.27 per share, related to PostNewsweek Tech Media (part of the magazine publishing segment). This loss is included in the Company’s 2002 results as a cumulative effect of change in accounting principle.

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

Revenue for 2001 totaled $2,411.0 million, or flat compared to revenue of $2,409.6 million in 2000. Advertising revenue decreased 13 percent in 2001, and circulation and subscriber revenue increased 9 percent. Education revenue increased 40 percent in 2001, and other revenue decreased 10 percent. The large decrease in advertising revenue is due to declines at the newspaper, broadcast and magazine divisions. The increase in circulation and subscriber revenue is due to a 20 percent increase in Newsweek domestic circulation revenue and a 10 percent increase in subscriber revenue at the cable division. Revenue growth at Kaplan, Inc. (about two-thirds of which was from acquisitions) accounted for the increase in education revenue.

Operating costs and expenses for the year increased 6 percent to $2,191.1 million, from $2,069.8 million in 2000. The cost and expense increase is primarily attributable to companies acquired in 2001 and 2000, higher depreciation and amortization expense, and higher stock-based compensation expense accruals at the education division, offset by a higher pension credit and lower expenses at the newspaper publishing, television broadcasting and magazine publishing segments due to extensive cost control initiatives.

Operating income decreased 35 percent to $219.9 million in 2001, from $339.9 million in 2000. The decline in 2001 operating income is largely due to a significant decline in advertising revenue, increased depreciation and amortization expenses, and higher stock-based compensation expense accruals at the education division. These factors were offset in part by increased operating income contributed by Quest Education (acquired in August 2000), higher profits from Kaplan’s test preparation and professional training businesses, reduced operating losses at Kaplan’s new business development activities, and an increased pension credit. In addition, 2000 earnings included a fourth quarter after-tax charge of $16.5 million, or $1.74 per share, arising from an early retirement program at The Washington Post.

The Company’s 2001 operating income includes $76.9 million of net pension credits, compared to $65.3 million in 2000. These amounts exclude $3.3 million and $29.0 million in charges related to early retirement programs in 2001 and 2000, respectively.

DIVISION RESULTS

Newspaper Publishing Division. Newspaper publishing division revenues in 2001 decreased 8 percent to $842.7 million, from $918.2 million in 2000. Division operating income for 2001 totaled $84.7 million, a decrease of 26 percent from operating income of $114.4 million in 2000.

The decrease in operating income for 2001 is due to a significant decline in print advertising, offset in part by a higher pension credit, higher online advertising revenue, lower newsprint expense, cost control initiatives employed throughout the division, and the $27.5 million charge recorded in the fourth quarter of 2000 in connection with an early retirement program completed at The Post.

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

Daily and Sunday circulation at The Post declined 0.5 percent and 0.7 percent, respectively, in 2001. For the year ended December 30, 2001, average daily circulation at The Post totaled 773,000 (unaudited) and average Sunday circulation totaled 1,067,000 (unaudited). Newsprint expense at the newspaper publishing division decreased 6 percent for 2001 due to reduced consumption offset by overall higher prices during the year.

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

Operating income for 2001 declined 26 percent to $131.8 million, from $177.4 million in 2000, due to revenue declines discussed above. Operating margin at the broadcast division was 42 percent for 2001 and 49 percent for 2000. Excluding amortization of goodwill and intangibles, operating margin was 46 percent for 2001 and 53 percent for 2000.

Magazine Publishing Division. Revenue for the magazine publishing division totaled $374.6 million for 2001, a 9 percent decrease from revenue of $413.9 million in 2000. Operating income totaled $25.3 million for 2001, a decrease of 48 percent from 2000. The decline in 2001 operating income resulted from a 24 percent decrease in advertising revenue at Newsweek due to fewer advertising pages at both the domestic and international editions. The decline was offset in part by increased newsstand sales on regular and special editions related to the September 11 terrorist attacks, a higher pension credit and reduced operating expenses.

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

The increase in depreciation expense is due to capital spending, which is enabling the Company to offer digital cable services to its subscribers. The cable division began its rollout plan for these services in the third quarter of 2000. At December 31, 2001, the cable division had approximately 239,500 digital cable subscribers, representing a 35 percent penetration of the subscriber base in the markets where digital services are offered. Digital services were offered in markets serving 91 percent of the cable division’s subscriber base. The rollout plan for the new digital cable services included an offer for the cable division’s customers to obtain these services free for one year. At the end of December 2001, the cable division had about 31,000 paying digital subscribers. Of these, 24,000 were from the new Idaho subscribers and were not offered one-year free digital service. Most of the benefits from these new services are expected to show beginning in 2002 and thereafter.

At December 31, 2001, the cable division had 752,700 basic subscribers, compared to 735,400 at the end of December 2000. The increase in basic subscribers is largely due to a net gain in subscribers arising from cable system exchanges and sale transactions completed in the first quarter of 2001. At December 31, 2001, the cable division had 46,400 CableONE.net service subscribers, compared to 18,200 at the end of 2000, with the increase due to a large increase in the Company’s cable modem deployment (offered to 89 percent of homes passed at the end of December 2001) and take-up rates. Of these subscribers, 32,900 and 3,600 were cable modem subscribers at the end of 2001 and 2000, respectively, with the remainder being dial-up subscribers.

Education Division. Education revenue in 2001 increased 40 percent to $493.7 million, from $353.8 million in 2000; excluding Quest Education (acquired in August 2000), education division revenue increased 15 percent to $342.3 million for 2001, compared to $296.9 million for 2000. Excluding goodwill amortization, a summary of operating results for 2001 compared to 2000 is as follows (in thousands):

	2001	2000	% Change

Revenue

Supplemental education	$328,039	$286,386	15%

Higher education	165,642	67,435	146%

	$493,681	$353,821	40%

Operating income (loss)

Supplemental education	$27,509	$18,636	48%

Higher education	9,149	(5,705)	—

Kaplan corporate overhead	(23,981)	(38,693)	38%

Other	(25,738)	(6,250)	(312%	)

	$(13,061)	$(32,012)	59%

Supplemental education includes Kaplan’s test preparation, professional training and Score! businesses. The improvement in supplemental education results for 2001 is due mostly to higher enrollments and, to a lesser extent, higher prices at Kaplan’s traditional test preparation business (particularly the GMAT and the LSAT prep courses) and higher revenues and profits from Kaplan’s CFA® and real estate licensure preparation services. Score! also contributed to the improved results, with both increased enrollment from new learning centers opened (147 centers at the end of 2001 versus 142 centers at the end of 2000) and rate increases implemented early in 2001.

Higher education includes all of Kaplan’s post-secondary education businesses, including the fixed-facility colleges that were formerly part of Quest Education, as well as online post-secondary and career programs (various distance-learning businesses). Higher education results increased as 2001 includes a full year of Quest results versus five months of activity in 2000.

Corporate overhead represents unallocated expenses of Kaplan, Inc.’s corporate office, including expenses associated with the design and development of educational software that, if successfully completed, will benefit all of Kaplan’s business units. Also included in 2000 corporate overhead results are costs associated with eScore.com.

Other expense is comprised primarily of accrued charges for stock-based incentive compensation arising from a stock option plan established for certain members of Kaplan’s management and amortization of certain intangibles. Under the stock-based incentive plan, the amount of compensation expense varies directly with the estimated fair value of Kaplan’s common stock and the number of options outstanding. For 2001 and 2000, the Company recorded expense of $25.3 million and $6.0 million, respectively, related to this plan. The increase in other expense for 2001 is attributable to an increase in stock-based incentive compensation, which is due to an increase in Kaplan’s estimated value.

Equity in Losses of Affiliates. The Company’s equity in losses of affiliates for 2001 was $68.7 million, compared to losses of $36.5 million for 2000. The Company’s affiliate investments consisted of a 39.7 percent common interest in BrassRing LLC, a 50 percent interest in the International Herald Tribune, and a 49 percent interest in Bowater Mersey Paper Company Limited.

BrassRing accounted for approximately $75.1 million of the 2001 equity in losses of affiliates, compared to $37.0 million in 2000. The increase in 2001 equity in affiliate losses from BrassRing is largely due to a non-cash goodwill and other intangibles impairment charge that BrassRing recorded in 2001 primarily to reduce the carrying value of its career fair business. As a substantial portion of BrassRing’s losses arose from goodwill and intangible amortization expense for both 2001 and 2000, the $75.1 million and $37.0 million of equity in affiliate losses recorded by the Company in 2001 and 2000 did not require significant funding by the Company.

In December 2001, BrassRing, Inc. was restructured and the Company’s interest in BrassRing, Inc. was converted into an interest in the newly-formed BrassRing LLC. At December 30, 2001, the Company held a 39.7 percent interest in the BrassRing LLC common equity and a $14.9 million Subordinated Convertible Promissory Note (“Note”) from BrassRing LLC. In February 2002, the Note was converted into Preferred Units, which are convertible at the Company’s option to BrassRing LLC common equity. Assuming the conversion of the Preferred Units, the Company’s common equity interest in BrassRing LLC would have been approximately 49.5 percent.

Non-Operating Items. The Company recorded other non-operating income of $283.7 million in 2001, compared to $19.8 million in non-operating expense for 2000. The 2001 non-operating income mostly comprised gains arising from the sale and exchange of certain cable systems completed in January and March of 2001. Offsetting these gains were losses from the write-downs of a non-operating parcel of land and certain investments to their estimated fair value. For income tax purposes, substantial components of the cable system sale and exchange transactions qualify as like-kind exchanges, and therefore, a large portion of these transactions does not result in a current tax liability.

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

FINANCIAL CONDITION: CAPITAL RESOURCES AND LIQUIDITY

Acquisitions, Exchanges and Dispositions. During 2002, Kaplan acquired several businesses in its higher education and test preparation divisions for approximately $42.2 million. About $9.6 million remains to be paid on these acquisitions, of which $2.2 million has been classified in current liabilities and $7.4 million as long-term debt at December 29, 2002.

In November 2002, the Company completed a cable system exchange transaction with Time Warner Cable which consisted of the exchange by the Company of its cable system in Akron, Ohio serving about 15,500 subscribers, and $5.2 million to Time Warner Cable, for cable systems serving about 20,300 subscribers in Kansas. The non-cash, non-operating gain resulting from the exchange transaction increased net income by $16.7 million, or $1.75 per share.

During 2001, the Company spent approximately $104.4 million on business acquisitions and exchanges, which principally included the purchase of Southern Maryland Newspapers, a division of Chesapeake Publishing Corporation, and amounts paid as part of a cable system exchange with AT&T Broadband. During 2001, the Company also acquired a provider of CFA® exam preparation services and a company that provides pre-certification training for real estate, insurance and securities professionals.

Southern Maryland Newspapers publishes the Maryland Independent in Charles County, Maryland; The Enterprise in St. Mary’s County, Maryland; and The Calvert Recorder in Calvert County, Maryland, with a combined total paid circulation of approximately 50,000.

The cable system exchange with AT&T Broadband was completed in March 2001 and consisted of the exchange by the Company of its cable systems in Modesto and Santa Rosa, California, and approximately $42.0 million to AT&T Broadband for cable systems serving approximately 155,000 subscribers principally located in Idaho. In a related transaction in January 2001, the Company completed the sale of a cable system serving about 15,000 subscribers in Greenwood, Indiana, for $61.9 million. The gain resulting from the cable system sale and exchange transactions increased net income by $196.5 million, or $20.69 per share. For income tax purposes, substantial components of the cable system sale and exchange transactions qualify as like-kind exchanges and therefore, a large portion of these transactions does not result in a current tax liability.

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

Capital Expenditures. During 2002, the Company’s capital expenditures totaled $153.0 million. The Company’s capital expenditures for 2002, 2001 and 2000 are disclosed in Note M to the Consolidated Financial Statements. The Company estimates that its capital expenditures will total $180 million in 2003.

Investments in Marketable Equity Securities. At December 29, 2002, the fair value of the Company’s investments in marketable equity securities was $216.5 million, which includes $214.8 million in Berkshire Hathaway Inc. Class A and B common stock and $1.7 million of various common stocks of publicly traded companies with e-commerce business concentrations.

At December 29, 2002, the gross unrealized gain related to the Company’s Berkshire Hathaway Inc. stock investment totaled $29.9 million; the gross unrealized gain on this investment was $34.1 million at December 30, 2001. The Company presently intends to hold the Berkshire Hathaway stock long term.

Cost Method Investments. At December 29, 2002 and December 30, 2001, the Company held minority investments in various non-public companies. The companies represented by these investments have products or services that in most cases have potential strategic relevance to the Company’s operating units. The Company records its investment in these companies at the lower of cost or estimated fair value. During 2002 and 2001, the Company invested $0.3 million and $11.7 million, respectively, in various cost method investees. At December 29, 2002 and December 30, 2001, the carrying value of the Company’s cost method investments totaled $9.5 million and $29.6 million, respectively.

Common Stock Repurchases and Dividend Rate. During 2002, 2001 and 2000, the Company repurchased 1,229 shares, 714 shares and 200 shares, respectively, of its Class B common stock at a cost of $0.8 million, $0.4 million and $0.1 million. At December 29, 2002, the Company had authorization from the Board of Directors to purchase up to 544,796 shares of Class B common stock. The annual dividend rate for 2003 was increased to $5.80 per share, from $5.60 per share in 2002 and 2001.

Liquidity. At December 29, 2002, the Company had $28.8 million in cash and cash equivalents.

At December 29, 2002, the Company had $259.3 million in commercial paper borrowings outstanding at an average interest rate of 1.6 percent with various maturities throughout the first and second quarters of 2003. In addition, the Company had outstanding $398.4 million of 5.5 percent, 10-year unsecured notes due February 2009. These notes require semiannual interest payments of $11.0 million payable on February 15 and August 15. The Company also had $7.1 million in other debt.

In the third quarter of 2002, the Company replaced its revolving credit facility agreements with a five-year $350 million revolving credit facility, which expires in August 2007, and a 364-day $350 million revolving credit facility, which expires in August 2003. These revolving credit facility agreements support the issuance of the Company’s short-term commercial paper and provide for general corporate purposes. In May 2002, Moody’s downgraded the Company’s long-term debt ratings to A1 from Aa3 and affirmed the Company’s short-term debt rating at P-1.

During 2002, the Company’s borrowings, net of repayments, decreased by $268.3 million, with the decrease primarily due to cash flow from operations.

The Company expects to fund its estimated capital needs primarily through internally generated funds and, to a lesser extent, commercial paper borrowings. In management’s opinion, the Company will have ample liquidity to meet its various cash needs in 2003.

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

Revenue Recognition and Trade Accounts Receivable, Less Estimated Returns, Doubtful Accounts and Allowances. Revenues from magazine retail sales are recognized on the later of delivery or the cover date, with adequate provision made for anticipated sales returns. The Company bases its estimates for sales returns on historical experience and has not experienced significant fluctuations between estimated and actual return activity. Education revenue is recognized ratably over the period during which educational services are delivered. For example, at Kaplan’s test preparation division, estimates of average student course length are developed for each course and these estimates are evaluated on an ongoing basis and adjusted as necessary. As Kaplan’s businesses and related course offerings have expanded, including distance-learning businesses, the complexity and significance of management estimates have increased.

Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is based primarily on the aging category, historical trends and management’s evaluation of the financial condition of the customer. Accounts receivable also have been reduced by an estimate of advertising rate adjustments and discounts, based on estimates of advertising volumes for contract customers that are eligible for advertising rate adjustments and discounts.

Pension Costs. Excluding special termination benefits related to early retirement programs, the Company’s net pension credit was $64.4 million, $76.9 million and $65.3 million for 2002, 2001 and 2000, respectively. The Company’s pension benefit costs are actuarially determined and are impacted significantly by the Company’s assumptions related to future events including the discount rate, expected return on plan assets and rate of compensation increases. At December 30, 2001, the Company modified certain assumptions surrounding the Company’s pension plans. Specifically, the Company reduced its assumptions on discount rate from 7.5 percent to 7.0 percent and expected return on plan assets from 9.0 percent to 7.5 percent. These assumption changes resulted in a reduction of approximately $20 million in the Company’s net pension credit in 2002. At December 29, 2002, the Company reduced its discount rate assumption to 6.75 percent. Due to the reduction in the discount rate and lower than expected investment returns in 2002, the pension credit for 2003 is expected to be down by about $10 million compared to 2002. For each one-half percent increase or decrease to the Company’s assumed expected return on plan assets, the pension credit increases or decreases by approximately $6.5 million. For each one-half percent increase or decrease to the Company’s assumed discount rate, the pension credit increases or decreases by approximately $5 million. The Company’s actual rate of return on plan assets was a decline of 2.3 percent in 2002, an increase of 10.9 percent in 2001, and an increase of 19.0 percent in 2000, based on plan assets at the beginning of each year. Note H to the Consolidated Financial Statements provides additional details surrounding pension costs and related assumptions.

Goodwill and Other Intangibles. The Company reviews the carrying value of goodwill and indefinite-lived intangible assets at least annually utilizing a discounted cash flow model (in the case of the Company’s cable systems, both a discounted cash flow model and an estimated fair market value per cable subscriber approach are used). The Company must make assumptions regarding estimated future cash flows and market values to determine a reporting unit’s estimated fair value. In reviewing the carrying value of goodwill and indefinite-lived intangible assets at the cable division, the Company aggregates its cable systems on a regional basis. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. At December 29, 2002, the Company has $1,255.4 million in goodwill and other intangibles.

Cost Method Investments. The Company uses the cost method of accounting for its minority investments in non-public companies where it does not have significant influence over the operations and management of the investee. Most of the companies represented by these cost method investments have concentrations in Internet-related business activities. Investments are recorded at the lower of cost or fair value as estimated by management. Fair value estimates are based on a review of the investees’ product development activities, historical financial results and projected discounted cash flows. These estimates are highly judgmental, given the inherent lack of marketability of investments in private companies. The Company has recorded write-down charges on cost method investments of $19.2 million, $29.4 million and $23.1 million in 2002, 2001 and 2000, respectively. Note C to the Consolidated Financial Statements provides additional details surrounding cost method investments.

Kaplan Stock Option Plan. The Company maintains a stock option plan at its Kaplan subsidiary that provides for the issuance of stock options representing 10.6 percent of Kaplan, Inc. common stock to certain members of Kaplan’s management. Under the provisions of this plan, options are issued with an exercise price equal to the estimated fair value of Kaplan’s common stock. In general, options vest ratably over five years. Upon exercise, an option holder may either purchase vested shares at the exercise price or elect to receive cash equal to the difference between the exercise price and the then fair value. The fair value of Kaplan’s common stock is determined by the compensation committee of the Company’s Board of Directors, with input from management and an independent outside valuation firm. The compensation committee has historically modified the fair value of Kaplan stock on an annual basis and management expects this practice to continue. At December 29, 2002, options representing 10.4 percent of Kaplan’s common stock were issued and outstanding, and 69 percent of Kaplan stock options were fully vested and exercisable. For 2002, 2001 and 2000, the Company recorded expense of $34.5 million, $25.3 million and $6.0 million, respectively, related to this plan. In 2002 and 2001, payouts from option exercises totaled $0.2 million and $2.1 million, respectively. At December 29, 2002, the Company’s Kaplan stock-based compensation accrual balance totaled $74.4 million. Management expects Kaplan’s profits and related fair value to increase again in 2003, with a corresponding increase in the stock-based compensation expense for 2003 as compared to 2002. Note G to the Consolidated Financial Statements provides additional details surrounding the Kaplan Stock Option Plan.

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

As required under SFAS 142, the Company completed its transitional impairment review of indefinite-lived intangible assets and goodwill. The expected future cash flows of PostNewsweek Tech Media (part of the magazine publishing segment), on a dis-

counted basis, did not support the net carrying value of the related goodwill. Accordingly, an after-tax goodwill impairment loss of $12.1 million, or $1.27 per share was recorded. The loss is included in the Company’s 2002 results as a cumulative effect of change in accounting principle.

Stock Options — Change in Accounting Method. Effective the first day of the Company’s 2002 fiscal year, the Company adopted the fair-value-based method of accounting for Company stock options as outlined in Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” This change in accounting method was applied prospectively to all awards granted from the beginning of the Company’s fiscal year 2002 and thereafter. Stock options awarded prior to fiscal year 2002 will continue to be accounted for under the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

In December 2002, the Company awarded 11,500 stock options, resulting in total stock option compensation expense of $45,000 for 2002.

The accounting treatment for the Company’s Kaplan stock option plan is not impacted by this change in accounting method, as the expense related to the Kaplan stock option plan has been and will continue to be recorded in the Company’s results of operations.

REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Shareholders of

The Washington Post Company

In our opinion, the consolidated financial statements referred to under Item 15(a)(i) on page 23 and listed in the index on page 27 present fairly, in all material respects, the financial position of The Washington Post Company and its subsidiaries at December 29, 2002 and December 30, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to under Item 15(a)(i) on page 23 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the financial statements, the Company ceased amortizing certain goodwill and intangibles as a result of the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective on the first day of its 2002 fiscal year. Also as discussed in Note A, the Company adopted the fair-value-based method of accounting for stock options as outlined in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” beginning with stock options granted in fiscal 2002 and thereafter.

PricewaterhouseCoopers LLP

Washington, D.C.

January 24, 2003

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal year ended

	December 29,	December 30,	December 31,
(in thousands, except per share amounts)	2002	2001	2000

Operating Revenues

Advertising	$1,226,834	$1,209,327	$1,396,583

Circulation and subscriber	675,136	653,028	598,741

Education	621,125	493,271	352,753

Other	61,108	55,398	61,556

	2,584,203	2,411,024	2,409,633

Operating Costs and Expenses

Operating	1,369,955	1,387,101	1,305,546

Selling, general and administrative	664,095	586,758	583,623

Depreciation of property, plant and equipment	171,908	138,300	117,948

Amortization of goodwill and other intangibles	655	78,933	62,634

	2,206,613	2,191,092	2,069,751

Income from Operations	377,590	219,932	339,882

Equity in losses of affiliates	(19,308)	(68,659)	(36,466)

Interest income	332	2,167	967

Interest expense	(33,819)	(49,640)	(54,731)

Other income (expense), net	28,873	283,739	(19,782)

Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle	353,668	387,539	229,870

Provision for Income Taxes	137,300	157,900	93,400

Income Before Cumulative Effect of Change in Accounting Principle	216,368	229,639	136,470

Cumulative Effect of Change in Method of Accounting for Goodwill and Other Intangible Assets, Net of Taxes	(12,100)	—	—

Net Income	204,268	229,639	136,470

Redeemable Preferred Stock Dividends	(1,033)	(1,052)	(1,026)

Net Income Available for Common Shares	$203,235	$228,587	$135,444

Basic Earnings per Common Share:

Before Cumulative Effect of Change in Accounting Principle	$22.65	$24.10	$14.34

Cumulative Effect of Change in Accounting Principle	(1.27)	—	—

Net Income Available for Common Shares	$21.38	$24.10	$14.34

Diluted Earnings per Common Share:

Before Cumulative Effect of Change in Accounting Principle	$22.61	$24.06	$14.32

Cumulative Effect of Change in Accounting Principle	(1.27)	—	—

Net Income Available for Common Shares	$21.34	$24.06	$14.32

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal year ended

	December 29,	December 30,	December 31,
(in thousands)	2002	2001	2000

Net Income	$204,268	$229,639	$136,470

Other Comprehensive Income (Loss)

Foreign currency translation adjustments	2,167	(3,104)	(1,685)

Change in net unrealized gain on available-for-sale securities	829	14,528	13,527

Less reclassification adjustment for realized (gains) losses included in net income	(11,209)	3,238	(197)

	(8,213)	14,662	11,645

Income tax benefit (expense) related to other comprehensive income (loss)	4,012	(6,987)	(5,097)

	(4,201)	7,675	6,548

Comprehensive Income	$200,067	$237,314	$143,018

The information on pages 44 through 56 is an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS

	December 29,	December 30,
(in thousands)	2002	2001

Assets

Current Assets

Cash and cash equivalents	$28,771	$31,480

Investments in marketable equity securities	1,753	16,366

Accounts receivable, net	285,374	279,328

Federal and state income taxes	—	10,253

Inventories	27,629	19,042

Other current assets	39,428	40,388

	382,955	396,857

Property, Plant and Equipment

Buildings	283,233	267,658

Machinery, equipment and fixtures	1,551,931	1,422,228

Leasehold improvements	85,720	79,108

	1,920,884	1,768,994

Less accumulated depreciation	(926,385)	(794,596)

	994,499	974,398

Land	34,530	34,733

Construction in progress	65,371	89,080

	1,094,400	1,098,211

Investments in Marketable Equity Securities	214,780	219,039

Investments in Affiliates	70,703	80,936

Goodwill and Other Intangibles,

less accumulated amortization of $463,580 and $443,925	1,255,433	1,206,761

Prepaid Pension Cost	493,786	447,688

Deferred Charges and Other Assets	71,837	109,606

	$3,583,894	$3,559,098

The information on pages 44 through 56 is an integral part of the financial statements.

	December 29,	December 30,
(in thousands, except share amounts)	2002	2001

Liabilities and Shareholders’ Equity

Current Liabilities

Accounts payable and accrued liabilities	$336,582	$253,346

Deferred revenue	135,419	130,744

Federal and state income taxes	4,853	—

Short-term borrowings	259,258	50,000

	736,112	434,090

Postretirement Benefits Other Than Pensions	136,393	130,824

Other Liabilities	194,480	192,540

Deferred Income Taxes	261,153	221,949

Long-Term Debt	405,547	883,078

	1,733,685	1,862,481

Commitments and Contingencies

Redeemable Preferred Stock, Series A, $1 par value, with a redemption and liquidation value of $1,000 per share; 23,000 shares authorized; 12,916 and 13,132 shares issued and outstanding	12,916	13,132

Preferred Stock, $1 par value; 977,000 shares authorized, none issued	—	—

Common Shareholders’ Equity
Common stock

Class A common stock, $1 par value; 7,000,000 shares authorized; 1,722,250 shares issued and outstanding	1,722	1,722

Class B common stock, $1 par value; 40,000,000 shares authorized; 18,277,750 shares issued; 7,788,543 and 7,772,616 shares outstanding	18,278	18,278

Capital in excess of par value	149,090	142,814

Retained earnings	3,179,607	3,029,595
Accumulated other comprehensive income (loss), net of taxes

Cumulative foreign currency translation adjustment	(7,511)	(9,678)

Unrealized gain on available-for-sale securities	17,913	24,281

Cost of 10,489,207 and 10,505,134 shares of Class B common stock held in treasury	(1,521,806)	(1,523,527)

	1,837,293	1,683,485

	$3,583,894	$3,559,098

The information on pages 44 through 56 is an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended

	December 29,	December 30,	December 31,
(in thousands)	2002	2001	2000

Cash Flows from Operating Activities:

Net income	$204,268	$229,639	$136,470

Adjustments to reconcile net income to net cash provided by operating activities:

Cumulative effect of change in accounting principle	12,100	—	—

Depreciation of property, plant and equipment	171,908	138,300	117,948

Amortization of goodwill and other intangibles	655	78,933	62,634

Net pension benefit	(64,447)	(76,945)	(65,312)

Early retirement program expense	19,001	3,344	29,049

Gain from sale or exchange of businesses	(27,844)	(321,091)	—

(Gain) loss on disposition of marketable equity securities and cost method investments, net	(13,209)	511	(11,588)

Cost method investment and other write-downs	21,194	36,672	23,097

Equity in losses of affiliates, net of distributions	20,018	69,359	37,406

Provision for deferred income taxes	50,115	97,302	(7,743)

Change in assets and liabilities:

(Increase) decrease in accounts receivable, net	(1,116)	28,803	(44,413)

Increase in inventories	(11,142)	(3,390)	(1,265)

Increase in accounts payable and accrued liabilities	73,653	24,756	22,192

Decrease in income taxes receivable	15,106	1,591	36,227

Decrease in other assets and other liabilities, net	21,360	38,294	23,141

Other	5,846	2,752	10,701

Net cash provided by operating activities	497,466	348,830	368,544

Cash Flows from Investing Activities:

Investments in certain businesses	(36,016)	(104,356)	(212,274)

Net proceeds from sale of businesses	—	61,921	1,650

Purchases of property, plant and equipment	(152,992)	(224,227)	(172,383)

Purchases of cost method investments	(250)	(11,675)	(42,459)

Investments in affiliates	(7,610)	(21,112)	(12,430)

Proceeds from sale of marketable equity securities	19,701	145	6,332

Other	1,484	1,477	8,036

Net cash used in investing activities	(175,683)	(297,827)	(423,528)

Cash Flows from Financing Activities:

(Repayment) issuance of commercial paper, net	(276,189)	10,072	35,071

Dividends paid	(54,256)	(54,166)	(52,024)

Common shares repurchased	(786)	(445)	(96)

Proceeds from exercise of stock options	6,739	4,671	7,056

Other	—	—	9,843

Net cash used in financing activities	(324,492)	(39,868)	(150)

Net (Decrease) Increase in Cash and Cash Equivalents	(2,709)	11,135	(55,134)

Cash and Cash Equivalents at Beginning of Year	31,480	20,345	75,479

Cash and Cash Equivalents at End of Year	$28,771	$31,480	$20,345

Supplemental Cash Flow Information:

Cash paid during the year for:

Income taxes	$68,900	$52,600	$95,000

Interest, net of amounts capitalized	$30,600	$48,000	$52,700

The information on pages 44 through 56 is an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

					Cumulative	Unrealized
					Foreign	Gain on
	Class A	Class B	Capital in		Currency	Available-
	Common	Common	Excess of	Retained	Translation	for-Sale	Treasury
(in thousands)	Stock	Stock	Par Value	Earnings	Adjustment	Securities	Stock

Balance, January 2, 2000	$1,739	$18,261	$108,867	$2,769,676	$(4,889)	$5,269	$(1,531,133)

Net income for the year				136,470

Dividends paid on common stock — $5.40 per share				(50,998)

Dividends paid on redeemable preferred stock				(1,026)

Repurchase of 200 shares of Class B common stock							(96)

Issuance of 21,279 shares of Class B common stock, net of restricted stock award forfeitures			4,433				3,027

Change in foreign currency translation adjustment (net of taxes)					(1,685)

Change in unrealized gain on available-for-sale securities (net of taxes)						8,233

Issuance of subsidiary stock (net of taxes)			13,332

Tax benefits arising from employee stock plans			1,527

Balance, December 31, 2000	1,739	18,261	128,159	2,854,122	(6,574)	13,502	(1,528,202)

Net income for the year				229,639

Dividends paid on common stock — $5.60 per share				(53,114)

Dividends paid on redeemable preferred stock				(1,052)

Repurchase of 714 shares of Class B common stock							(445)

Issuance of 35,105 shares of Class B common stock, net of restricted stock award forfeitures			10,639				5,120

Change in foreign currency translation adjustment (net of taxes)					(3,104)

Change in unrealized gain on available-for-sale securities (net of taxes)						10,779

Conversion of Class A common stock to Class B common stock	(17)	17

Tax benefits arising from employee stock plans			4,016

Balance, December 30, 2001	1,722	18,278	142,814	3,029,595	(9,678)	24,281	(1,523,527)

Net income for the year				204,268

Dividends paid on common stock — $5.60 per share				(53,223)

Dividends paid on redeemable preferred stock				(1,033)

Repurchase of 1,229 shares of Class B common stock							(786)

Issuance of 17,156 shares of Class B common stock, net of restricted stock award forfeitures			4,440				2,507

Change in foreign currency translation adjustment (net of taxes)					2,167

Change in unrealized gain on available-for-sale securities (net of taxes)						(6,368)

Stock option expense			45

Tax benefits arising from employee stock plans			1,791

Balance, December 29, 2002	$1,722	$18,278	$149,090	$3,179,607	$(7,511)	$17,913	$(1,521,806)

The information on pages 44 through 56 is an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year. The Company reports on a 52-53 week fiscal year ending on the Sunday nearest December 31. The fiscal years 2002, 2001 and 2000, which ended on December 29, 2002, December 30, 2001, and December 31, 2000, respectively, included 52 weeks. With the exception of the newspaper publishing operations, subsidiaries of the Company report on a calendar-year basis.

Principles of Consolidation. The accompanying financial statements include the accounts of the Company and its subsidiaries; significant intercompany transactions have been eliminated.

Presentation. Certain amounts in previously issued financial statements have been reclassified to conform with the 2002 presentation.

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

Investments in Marketable Equity Securities. The Company’s investments in marketable equity securities are classified as available-for-sale and therefore are recorded at fair value in the Consolidated Balance Sheets, with the change in fair value during the period excluded from earnings and recorded net of tax as a separate component of comprehensive income. Marketable equity securities that the Company expects to hold long term are classified as non-current assets.

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

Cost Method Investments. The Company uses the cost method of accounting for its minority investments in non-public companies where it does not have significant influence over the operations and management of the investee. Investments are recorded at the lower of cost or fair value as estimated by management. Charges recorded to write-down cost method investments to their estimated fair value and gross realized gains or losses upon the sale of cost method investments are included in “Other income (expense), net” in the Consolidated Statements of Income.

Goodwill and Other Intangibles. Prior to 2002, goodwill and other intangibles were amortized by use of the straight-line method over periods ranging from 15 to 40 years (with the majority being amortized over 15 to 25 years). In 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” As a result of the adoption of SFAS 142, goodwill and indefinite-lived intangibles are no longer amortized, but are reviewed at least annually for impairment. All other intangible assets are amortized over their useful lives.

Long-Lived Assets. The recoverability of long-lived assets is assessed whenever adverse events and changes in circumstances indicate that previously anticipated undiscounted cash flows warrant assessment.

Program Rights. The broadcast subsidiaries are parties to agreements that entitle them to show syndicated and other programs on television. The costs of such program rights are recorded when the programs are available for broadcasting, and such costs are charged to operations as the programming is aired.

Revenue Recognition. Revenue from media advertising is recognized, net of agency commissions, when the underlying advertisement is published or broadcast. Revenues from newspaper and magazine subscriptions are recognized upon delivery. Revenues from newspaper retail sales are recognized upon delivery, and revenues from magazine retail sales are recognized on the later of delivery or cover date, with adequate provision made for anticipated sales returns. Cable subscriber revenue is recognized monthly as services are delivered. Education revenue is recognized ratably over the period during which educational services are delivered. For example, at Kaplan’s test preparation division, estimates of average student course length are developed for each course and these estimates are evaluated on an ongoing basis and adjusted as necessary.

The Company bases its estimates for sales returns on historical experience and has not experienced significant fluctuations between estimated and actual return activity. Amounts received from customers in advance of revenue recognition are deferred as liabilities. Deferred revenue to be earned after one year is included in “Other Liabilities” in the Consolidated Balance Sheets.

Postretirement Benefits Other Than Pensions. The Company provides health care and life insurance benefits for certain retired employees. The expected cost of providing these postretirement benefits is accrued over the years that employees render services.

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

Stock Options. Effective the first day of the Company’s 2002 fiscal year, the Company adopted the fair-value-based method of accounting for Company stock options as outlined in Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” This change in accounting method was applied prospectively to all awards granted from the beginning of the Company’s fiscal year 2002 and thereafter. Stock options awarded prior to fiscal year 2002 will continue to be accounted for under the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

Sale of Subsidiary/Affiliate Securities. The Company records investment basis gains arising from the sale of equity interests in subsidiaries and affiliates that are in the early stages of development as capital in excess of par value, net of taxes.

B.	ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts receivable at December 29, 2002 and December 30, 2001 consist of the following (in thousands):

	2002	2001

Trade accounts receivable, less estimated returns, doubtful accounts and allowances of $65,396 and $73,248	$266,319	$261,898

Other accounts receivable	19,055	17,430

	$285,374	$279,328

Accounts payable and accrued liabilities at December 29, 2002 and December 30, 2001 consist of the following (in thousands):

	2002	2001

Accounts payable and accrued expenses	$175,174	$158,744

Accrued compensation and related benefits	154,666	89,061

Due to affiliates (newsprint)	6,742	5,541

	$336,582	$253,346

C. INVESTMENTS

Investments in Marketable Equity Securities. Investments in marketable equity securities at December 29, 2002 and December 30, 2001 consist of the following (in thousands):

	2002	2001

Total cost	$187,169	$195,661

Net unrealized gains	29,364	39,744

Total fair value	$216,533	$235,405

At December 29, 2002 and December 30, 2001, the Company’s ownership of 2,634 shares of Berkshire Hathaway Inc. (“Berkshire”) Class A common stock and 9,845 shares of Berkshire Class B common stock accounted for $214.8 million or 99 percent and $219.0 million or 93 percent, respectively, of the total fair value of the Company’s investments in marketable equity securities. The remaining investments in marketable equity securities at December 29, 2002 and December 30, 2001 consisted of common stock investments in various publicly traded companies, most of which have concentrations in Internet business activities. In most cases, the Company obtained ownership of these common stocks as a result of merger or acquisition transactions in which these companies merged or acquired various small Internet-related companies in which the Company held minor investments.

Berkshire is a holding company owning subsidiaries engaged in a number of diverse business activities, the most significant of which consist of property and casualty insurance business conducted on both a direct and reinsurance basis. Berkshire also owns approximately 18 percent of the common stock of the Company. The chairman, chief executive officer and largest shareholder of Berkshire, Mr. Warren Buffett, is a member of the Company’s Board of Directors. Neither Berkshire nor Mr. Buffett participated in the Company’s evaluation, approval or execution of its decision to invest in Berkshire common stock. The Company’s investment in Berkshire common stock is less than 1 percent of the consolidated equity of Berkshire. At December 29, 2002 and December 30, 2001, the unrealized gain related to the Company’s Berkshire stock investment totaled $29.9 million and $34.1 million, respectively. The Company presently intends to hold the Berkshire common stock investment long term, thus the investment has been classified as a non-current asset in the Consolidated Balance Sheets.

During 2002, 2001 and 2000, proceeds from sales of marketable equity securities were $19.7 million, $0.1 million and $6.3 million, respectively, and gross realized gains (losses) on such sales were $13.2 million, ($0.3 million) and $4.9 million, respectively. During 2002 and 2001, the Company recorded write-downs on marketable equity securities of $2.0 million and $3.0 million, respectively. Realized gains or losses on marketable equity securities are included in “Other income (expense), net” in the Consolidated Statements of Income. For purposes of computing realized gains and losses, the cost basis of securities sold is determined by specific identification.

Investments in Affiliates. The Company’s investments in affiliates at December 29, 2002 and December 30, 2001 include the following (in thousands):

	2002	2001

BrassRing	$13,658	$19,992

Bowater Mersey Paper Company	42,519	45,822

International Herald Tribune	13,776	14,480

Other	750	642

	$70,703	$80,936

At the end of 2002, the Company’s investments in affiliates consisted of a 49.4 percent interest in BrassRing LLC, which provides recruiting, career development and hiring management services for employers and job candidates; a 49 percent interest in the common stock of Bowater Mersey Paper Company Limited, which owns and operates a newsprint mill in Nova Scotia; a 50 percent interest in the International Herald Tribune newspaper, published near Paris, France; and a 50 percent common stock interest in the Los Angeles Times-Washington Post News Service, Inc.

Summarized financial data for the affiliates’ operations are as follows (in thousands):

	2002	2001	2000

Financial Position:

Working capital	$10,366	$(8,767)	$29,427

Property, plant and equipment	135,013	126,682	143,749

Total assets	235,208	246,321	432,458

Long-term debt	—	—	—

Net equity	138,723	125,211	291,481

Results of Operations:

Operating revenues	$263,709	$317,389	$345,913

Operating loss	(21,725)	(14,793)	(27,505)

Net loss	(36,326)	(157,409)	(77,739)

The following table summarizes the status and results of the Company’s investments in affiliates (in thousands):

	2002	2001

Beginning investment	$80,936	$131,629

Additional investment	7,610	21,112

Equity in losses	(19,308)	(68,659)

Dividends and distributions received	(710)	(700)

Foreign currency translation	2,175	(3,122)

Other	—	676

Ending investment	$70,703	$80,936

During 2000, BrassRing issued stock to various parties in connection with its acquisitions of various career fair and recruiting services companies. The effect of these transactions reduced the Company’s investment interest in BrassRing to 42 percent, from 54 percent at January 2, 2000, and increased the Company’s investment basis in BrassRing by $13.3 million, net of taxes. The increase in investment basis was recorded as contributed capital.

In December 2001, BrassRing, Inc. was restructured and the Company’s interest in BrassRing, Inc. was converted into an interest in the newly-formed BrassRing LLC. At December 30, 2001, the Company held a 39.7 percent interest in the BrassRing LLC common equity and a $14.9 million Subordinated Convertible Promissory Note (“Note”) from BrassRing LLC. In February 2002, the Note was converted into Preferred Units, which are convertible at the Company’s option to BrassRing LLC common equity. Assuming the conversion of the Preferred Units, the Company’s common equity interest in BrassRing LLC would have been approximately 49.5 percent.

BrassRing accounted for approximately $13.9 million of the 2002 equity in losses of affiliates, compared to $75.1 million in 2001. The decrease from 2001 equity in affiliate losses from BrassRing is largely due to a non-cash goodwill and other intangibles impairment charge that BrassRing recorded in 2001 primarily to reduce the carrying value of its career fair business. As a substantial portion of BrassRing’s losses arose from goodwill and intangible amortization expense for 2001, the $75.1 million of equity in affiliate losses recorded by the Company in 2001 did not require significant funding by the Company.

On January 1, 2003, the Company sold its 50 percent interest in The International Herald Tribune newspaper for $65 million; the Company will report an after-tax non-operating gain of approximately $32 million in the first quarter of 2003.

Cost Method Investments. Most of the companies represented by the Company’s cost method investments have concentrations in Internet-related business activities. At December 29, 2002 and December 30, 2001, the carrying value of the Company’s cost method investments was $9.5 million and $29.6 million, respectively. Cost method investments are included in “Deferred Charges and Other Assets” in the Consolidated Balance Sheets.

During 2002, 2001 and 2000, the Company invested $0.3 million, $11.7 million and $42.5 million, respectively, in companies constituting cost method investments and recorded charges of $19.2 million, $29.4 million and $23.1 million, respectively, to write-down cost method investments to estimated fair value. Charges recorded to write-down cost method investments are included in “Other income (expense), net” in the Consolidated Statements of Income.

During 2002, 2001 and 2000, proceeds from sales of cost method investments were $1.2 million, $0.5 million and $7.1 million, respectively, and gross realized (losses) gains on such sales were $0, ($0.2 million) and $6.6 million, respectively. Gross realized gains or losses on the sale of cost method investments are included in “Other income (expense), net” in the Consolidated Statements of Income.

D.	INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Current	Deferred	Total

2002

U.S. Federal	$75,654	$38,934	$114,588

Foreign	1,634	(499)	1,135

State and local	9,897	11,680	21,577

	$87,185	$50,115	$137,300

2001

U.S. Federal	$48,253	$86,384	$134,637

Foreign	1,270	714	1,984

State and local	11,075	10,204	21,279

	$60,598	$97,302	$157,900

2000

U.S. Federal	$77,517	$4,854	$82,371

Foreign	1,033	75	1,108

State and local	22,593	(12,672)	9,921

	$101,143	$(7,743)	$93,400

In addition to the income tax provision presented above, in 2002, the Company recorded a federal and state income tax benefit of $6.9 million on the impairment loss recorded as a cumulative effect of change in accounting principle in connection with the adoption of SFAS 142.

The provision for income taxes exceeds the amount of income tax determined by applying the U.S. Federal statutory rate of 35 percent to income before taxes as a result of the following (in thousands):

	2002	2001	2000

U.S. Federal statutory taxes	$123,784	$135,639	$80,455

State and local taxes, net of U.S. Federal income tax benefit	14,025	13,832	6,449

Amortization of goodwill not deductible for income tax purposes	—	6,988	5,011

Other, net	(509)	1,441	1,485

Provision for income taxes	$137,300	$157,900	$93,400

Deferred income taxes at December 29, 2002 and December 30, 2001 consist of the following (in thousands):

	2002	2001

Accrued postretirement benefits	$58,874	$56,955

Other benefit obligations	94,280	73,080

Accounts receivable	16,252	15,949

State income tax loss carryforwards	13,693	17,218

Other	22,140	14,612

Deferred tax asset	205,239	177,814

Property, plant and equipment	135,520	110,763

Prepaid pension cost	200,315	181,434

Affiliate operations	180	(1,195)

Unrealized gain on available-for-sale securities	11,463	15,475

Goodwill and other intangibles	118,914	93,286

Deferred tax liability	466,392	399,763

Deferred income taxes	$261,153	$221,949

E. DEBT

At December 29, 2002, the Company had $664.8 million in total debt outstanding at an average interest rate of 4.0 percent. Debt was comprised of $259.3 million in commercial paper borrowings, $398.4 million of 5.5 percent unsecured notes due February 15, 2009, and $7.1 million in other debt.

Interest on the 5.5 percent unsecured notes is payable semi-annually on February 15 and August 15.

At December 29, 2002, and December 30, 2001, the average interest rate on the Company’s outstanding commercial paper borrowings was 1.6 percent and 2.0 percent, respectively. In the third quarter of 2002, the Company replaced its revolving credit facility agreements with a new five-year $350 million revolving credit facility, which expires in August 2007, and a new 364-day $350 million revolving credit facility, which expires in August 2003. These revolving credit facility agreements support the issuance of the Company’s short-term commercial paper.

Under the terms of the five-year $350 million revolving credit facility, interest on borrowings is at floating rates, and depending on the Company’s long-term debt rating, the Company is required to pay an annual fee of 0.07 percent to 0.15 percent on the unused portion of the facility, and 0.25 percent to 0.75 percent on the used portion of the facility. Under the terms of the $350 million 364-day revolving credit facility, interest on borrowings is at floating rates, and based on the Company’s long-term debt rating, the Company is required to pay an annual fee of 0.05 percent to 0.125 percent on the unused portion of the facility, and 0.25 percent to 0.75 percent on the used portion of the facility. Also under the terms of the $350 million 364-day revolving credit facility, the Company has the right to extend the term of any borrowings for up to one year from the credit facility’s maturity date for an additional fee of 0.125 percent. Both revolving credit facilities contain certain covenants, including a financial covenant that the Company maintain at least $1 billion of consolidated shareholders’ equity.

During 2002 and 2001, the Company had average borrowings outstanding of approximately $793.7 million and $965.8 million, respectively, at average annual interest rates of approximately 3.7 percent and 4.9 percent, respectively. The Company incurred net interest costs on its borrowings of $33.5 million and $47.5 million during 2002 and 2001, respectively. No interest expense was capitalized in 2002 or 2001.

At December 29, 2002 and December 30, 2001, the fair value of the Company’s 5.5 percent unsecured notes, based on quoted market prices, totaled $426.6 million and $387.7 million, respectively, compared with the carrying amount of $398.4 million and $398.1 million, respectively.

The carrying value of the Company’s commercial paper borrowings and other unsecured debt at December 29, 2002 and December 30, 2001 approximates fair value.

F.	REDEEMABLE PREFERRED STOCK

In connection with the acquisition of a cable television system in 1996, the Company issued 11,947 shares of its Series A Preferred Stock. On February 23, 2000, the Company issued an additional 1,275 shares related to this transaction. From 1998 to 2002, 306 shares of Series A Preferred Stock were redeemed at the request of Series A Preferred Stockholders.

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

During 2002, 2001 and 2000, the Company purchased a total of 1,229 shares, 714 shares and 200 shares, respectively, of its Class B common stock at a cost of approximately $0.8 million, $0.4 million and $0.1 million. At December 29, 2002, the Company has authorization from the Board of Directors to purchase up to 544,796 shares of Class B common stock.

Stock Awards. In 1982, the Company adopted a long-term incentive compensation plan, which, among other provisions, authorizes the awarding of Class B common stock to key employees. Stock awards made under this incentive compensation plan are subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant’s employment terminates before the end of a specified period of service to the Company. At December 29, 2002, there were 68,290 shares reserved for issuance under the incentive compensation plan. Of this number, 27,625 shares were subject to awards outstanding, and 40,665 shares were available for future awards. Activity related to stock awards under the long-term incentive compensation plan for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, was as follows:

	2002		2001		2000

	Number	Average	Number	Average	Number	Average
	of	Award	of	Award	of	Award
	Shares	Price	Shares	Price	Shares	Price

Awards Outstanding

Beginning of year	29,895	$539.25	30,165	$413.28	31,360	$412.86

Awarded	215	563.36	16,865	608.96	1,155	501.72

Vested	(601)	540.61	(15,200)	364.13	(99)	330.75

Forfeited	(1,884)	578.37	(1,935)	555.02	(2,251)	456.41

End of year	27,625	$536.74	29,895	$539.25	30,165	$413.28

In addition to stock awards granted under the long-term incentive compensation plan, the Company also made stock awards of 2,150 shares in 2002, 3,300 shares in 2001 and 1,950 shares in 2000.

For the share awards outstanding at December 29, 2002, the aforementioned restriction will lapse in 2003 for 14,861 shares, in 2004 for 2,637 shares, in 2005 for 17,623 shares, and in 2006 for 1,438 shares. Stock-based compensation costs resulting from stock awards reduced net income by $3.5 million ($0.37 per share, basic and diluted), $2.6 million ($0.27 per share, basic and diluted), and $2.4 million ($0.25 per share, basic and diluted) in 2002, 2001 and 2000, respectively.

Stock Options. The Company’s employee stock option plan, which was adopted in 1971 and amended in 1993, reserves 1,900,000 shares of the Company’s Class B common stock for options to be granted under the plan. The purchase price of the shares covered by an option cannot be less than the fair value on the granting date. At December 29, 2002, there were 470,025 shares reserved for issuance under the stock option plan, of which 163,900 shares were subject to options outstanding, and 306,125 shares were available for future grants.

Changes in options outstanding for the years ended December 29, 2002, December 30, 2001, and December 31, 2000, were as follows:

	2002		2001		2000

	Number	Average	Number	Average	Number	Average
	of	Option	of	Option	of	Option
	Shares	Price	Shares	Price	Shares	Price

Beginning of year	170,575	$490.86	166,450	$465.55	156,497	$470.64

Granted	11,500	729.00	24,000	522.75	89,500	544.90

Exercised	(16,675)	404.14	(16,875)	276.79	(20,425)	345.46

Forfeited	(1,500)	561.77	(3,000)	546.04	(59,122)	643.71

End of year	163,900	$515.74	170,575	$490.86	166,450	$465.55

Of the shares covered by options outstanding at the end of 2002, 102,650 are now exercisable, 27,875 will become exercisable in 2003, 21,875 will become exercisable in 2004, 8,625 will become exercisable in 2005, and 2,875 will become exercisable in 2006. Information related to stock options outstanding at December 29, 2002, is as follows:

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/29/02	Life (yrs.)	Price	at 12/29/02	Price

$222–319	8,800	2.3	$261.49	8,800	$261.49
344	9,850	4.0	343.94	9,850	343.94
472–484	24,750	5.8	474.34	21,750	473.43
500–596	109,000	7.7	538.70	62,250	537.47
729	11,500	10.0	729.00	—	—

All options were granted at an exercise price equal to or greater than the fair market value of the Company’s common stock at the date of grant. The weighted average fair value for options granted during 2002, 2001 and 2000 was $197.89, $107.78 and $161.15, respectively. The fair value of options at date of grant was estimated using the Black-Scholes method utilizing the following assumptions:

	2002	2001	2000

Expected life (years)	7	7	7

Interest rate	3.69%	2.30%	5.98%

Volatility	21.74%	19.46%	17.9%

Dividend yield	0.77%	1.1%	1.0%

Effective the first day of the Company’s 2002 fiscal year, the Company adopted the fair-value-based method of accounting for Company stock options as outlined in SFAS 123. This change in accounting method was applied prospectively to all awards granted from the beginning of the Company’s fiscal year 2002 and thereafter. Stock options awarded prior to fiscal year 2002 will continue to be accounted for under the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table presents what the Company’s results would have been had the fair values of options granted after 1995, but prior to 2002, been recognized as compensation expense in 2002, 2001 and 2000 (in thousands, except per share amounts).

	2002	2001	2000

Stock-based compensation expense included in net income	$45	$—	$—

Net income available for common shares, as reported	203,235	228,587	135,444

Stock-based compensation expense not included in net income	3,617	4,309	2,139

Pro forma net income available for common shares	$199,618	$224,278	$133,305

Basic earnings per share, as reported	$21.38	$24.10	$14.34

Pro forma basic earnings per share	$21.00	$23.64	$14.11

Diluted earnings per share, as reported	$21.34	$24.06	$14.32

Pro forma diluted earnings per share	$20.96	$23.61	$14.09

The Company also maintains a stock option plan at its Kaplan subsidiary that provides for the issuance of Kaplan stock options to certain members of Kaplan’s management. The Kaplan stock option plan was adopted in 1998 and reserves 10.6 percent, or 150,000 shares, of Kaplan’s common stock for options to be granted under the plan. At December 29, 2002, 147,463 shares were subject to options outstanding. The balance of 2,537 shares have been granted with vesting beginning as of January 1, 2003. Under the provisions of this plan, options are issued with an exercise price equal to the estimated fair value of Kaplan’s common stock. In general, options vest ratably over five years. Upon exercise, an option holder may either purchase vested shares at the exercise price or elect to receive cash equal to the difference between the exercise price and the then fair value. The fair value of Kaplan’s common stock is determined by the Company’s compensation committee of the Board of Directors. In January 2003, the committee set the fair value price of Kaplan common stock at $861 per share, which is determined after deducting intercompany debt from Kaplan’s enterprise value.

For 2002, 2001 and 2000, the Company recorded expense of $34.5 million, $25.3 million and $6.0 million, respectively, related to this plan. In 2002 and 2001, payouts from option exercises totaled $0.2 million and $2.1 million, respectively. At December 29, 2002, the Company’s stock-based compensation accrual balance totaled $74.4 million.

Changes in Kaplan stock options outstanding for the years ended December 29, 2002, December 30, 2001, and December 31, 2000, were as follows:

	2002		2001		2000

	Number	Average	Number	Average	Number	Average
	of	Option	of	Option	of	Option
	Shares	Price	Shares	Price	Shares	Price

Beginning of year	142,578	$296.69	131,880	$246.14	95,100	$196.31

Granted	6,475	652.00	27,962	526.00	36,780	375.00

Exercised	(540)	375.00	(7,247)	227.20	–	–

Forfeited	(1,050)	403.76	(10,017)	321.67	–	–

End of year	147,463	$311.24	142,578	$296.69	131,880	$246.14

Of the shares covered by options outstanding at the end of 2002, 101,804 are now exercisable, 12,755 will become exercisable in 2003, 12,755 will become exercisable in 2004, 12,005 will become exercisable in 2005, 6,849 will become exercisable in 2006, and 1,295 will become exercisable in 2007. Information related to stock options outstanding at December 29, 2002, is as follows:

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/29/02	Life (yrs.)	Price	at 12/29/02	Price

$ 190	83,686	5.0	$190	83,686	$190
350–375	29,540	6.9	372	12,566	371
526	27,762	8.0	526	5,552	526
652	6,475	8.0	652	–	652

Average Number of Shares Outstanding. Basic earnings per share are based on the weighted average number of shares of common stock outstanding during each year. Diluted earnings per common share are based upon the weighted average number of shares of common stock outstanding each year, adjusted for the dilutive effect of shares issuable under outstanding stock options. Basic and diluted weighted average share information for 2002, 2001 and 2000 is as follows:

	Basic	Dilutive	Diluted
	Weighted	Effect of	Weighted
	Average	Stock	Average
	Shares	Options	Shares

2002	9,503,983	18,671	9,522,654

2001	9,486,386	13,173	9,499,559

2000	9,445,466	14,362	9,459,828

H.	PENSIONS AND OTHER POSTRETIREMENT PLANS

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

The following table sets forth obligation, asset and funding information for the Company’s defined benefit pension and postretirement plans at December 29, 2002 and December 30, 2001 (in thousands):

	Pension Plans		Postretirement Plans

	2002	2001	2002	2001

Change in benefit obligation

Benefit obligation at beginning of year	$431,017	$391,166	$105,392	$93,243

Service cost	17,489	15,393	5,418	3,707

Interest cost	30,820	27,526	7,997	6,811

Amendments	28,817	5,182	(3,130)	—

Actuarial loss	22,851	22,334	1,487	6,519

Benefits paid	(32,042)	(30,584)	(4,990)	(4,888)

Benefit obligation at end of year	$498,952	$431,017	$112,174	$105,392

Change in plan assets

Fair value of assets at beginning of year	$1,427,554	$1,314,885	—	—

Actual return on plan assets	(33,428)	143,253	—	—

Employer contributions	—	—	$4,990	$4,888

Benefits paid	(32,042)	(30,584)	(4,990)	(4,888)

Fair value of assets at end of year	$1,362,084	$1,427,554	$—	$—

Funded status	$863,132	$996,537	$(112,174)	$(105,392)

Unrecognized transition asset	(3,631)	(8,852)	—	—

Unrecognized prior service cost	24,553	16,949	(3,469)	(501)

Unrecognized actuarial gain	(390,268)	(556,946)	(20,750)	(24,931)

Net prepaid (accrued) cost	$493,786	$447,688	$(136,393)	$(130,824)

The total (income) cost arising from the Company’s defined benefit pension and postretirement plans for the years ended December 29, 2002, December 30, 2001, and December 31, 2000, consists of the following components (in thousands):

	Pension Plans			Postretirement Plans

	2002	2001	2000	2002	2001	2000

Service cost	$17,489	$15,393	$14,566	$5,418	$3,707	$3,496

Interest cost	30,820	27,526	24,962	7,997	6,811	6,338

Expected return on assets	(92,192)	(97,567)	(85,522)	—	—	—

Amortization of transition asset	(5,221)	(6,502)	(7,585)	—	—	—

Amortization of prior service cost	2,185	2,122	2,091	(421)	(162)	(162)

Recognized actuarial gain	(17,528)	(17,917)	(13,824)	(2,435)	(3,408)	(2,870)

Net periodic (benefit) cost for the year	(64,447)	(76,945)	(65,312)	10,559	6,948	6,802

Early retirement programs expense	19,001	3,344	29,049	—	—	1,968

Total (benefit) cost for the year	$(45,446)	$(73,601)	$(36,263)	$10,559	$6,948	$8,770

The costs for the Company’s defined benefit pension and postretirement plans are actuarially determined. Key assumptions utilized at December 29, 2002, December 30, 2001, and December 31, 2000, include the following:

	Pension Plans			Postretirement Plans

	2002	2001	2000	2002	2001	2000

Discount rate	6.75%	7.0%	7.5%	6.75%	7.0%	7.5%

Expected return on plan assets	7.5%	7.5%	9.0%	—	—	—

Rate of compensation increase	4.0%	4.0%	4.0%	—	—	—

The assumed health care cost trend rate used in measuring the postretirement benefit obligation at December 29, 2002 was 10.5 percent for both pre-age 65 and post-age 65 benefits decreasing to 5 percent in the year 2013 and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A change of 1 percentage point in the assumed health care cost trend rates would have the following effects (in thousands):

	1%	1%
	Increase	Decrease

Benefit obligation at end of year	$16,740	$(15,637)

Service cost plus interest cost	2,115	(2,050)

Contributions to multi-employer pension plans, which are generally based on hours worked, amounted to $2.0 million in 2002, $1.8 million in 2001 and $1.1 million in 2000.

The Company recorded expense associated with retirement benefits provided under incentive savings plans (primarily 401(k) plans) of approximately $15.4 million in 2002, $14.5 million in 2001 and $13.3 million in 2000.

I. LEASE AND OTHER COMMITMENTS

The Company leases real property under operating agreements. Many of the leases contain renewal options and escalation clauses that require payments of additional rent to the extent of increases in the related operating costs.

At December 29, 2002, future minimum rental payments under noncancelable operating leases approximate the following (in thousands):

2003	$55,335

2004	49,650

2005	43,178

2006	37,915

2007	32,855

Thereafter	74,039

$292,972

Minimum payments have not been reduced by minimum sublease rentals of $4.4 million due in the future under noncancelable subleases.

Rent expense under operating leases included in operating costs and expenses was approximately $60.7 million, $58.3 million and $49.7 million in 2002, 2001 and 2000, respectively. Sublease income was approximately $0.6 million, $1.5 million and $1.2 million in 2002, 2001 and 2000, respectively.

The Company’s broadcast subsidiaries are parties to certain agreements that commit them to purchase programming to be produced in future years. At December 29, 2002, such commitments amounted to approximately $52.3 million. If such programs are not produced, the Company’s commitment would expire without obligation.

J. ACQUISITIONS, EXCHANGES AND DISPOSITIONS

The Company completed business acquisitions and exchanges totaling approximately $47.4 million in 2002, $104.4 million in 2001 and $212.3 million in 2000 (including assumed debt and related acquisition costs). All of these acquisitions were accounted for using the purchase method, and accordingly, the assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition. The purchase price allocations for these acquisitions mostly comprised goodwill and other intangibles and property, plant and equipment.

During 2002, Kaplan acquired several businesses in their higher education and test preparation divisions for approximately $42.2 million. About $9.6 million remains to be paid on these acquisitions, of which $2.2 million has been classified in current liabilities and $7.4 million as long-term debt at December 29, 2002.

In November 2002, the Company completed a cable system exchange transaction with Time Warner Cable which consisted of the exchange by the Company of its cable system in Akron, Ohio serving about 15,500 subscribers, and $5.2 million to Time Warner Cable, for cable systems serving about 20,300 subscribers in Kansas. The Kansas systems acquired in the exchange transaction were recorded at their estimated fair value. The non-cash, non-operating gain resulting from the exchange transaction increased net income by $16.7 million, or $1.75 per share.

The Company’s acquisitions in 2001 principally included the purchase of Southern Maryland Newspapers, a division of Chesapeake Publishing Corporation, and amounts paid as part of a cable system exchange with AT&T Broadband. During 2001, the Company also acquired a provider of CFA® exam preparation services and a company that provides pre-certification training for real estate, insurance and securities professionals.

Southern Maryland Newspapers publishes the Maryland Independent in Charles County, Maryland; The Enterprise in St. Mary’s County, Maryland; and The Calvert Recorder in Calvert County, Maryland, with a combined total paid circulation of approximately 50,000.

The cable system exchange with AT&T Broadband was completed in March 2001 and consisted of the exchange by the Company of its cable systems in Modesto and Santa Rosa, California, and approximately $42.0 million to AT&T Broadband for cable systems serving approximately 155,000 subscribers principally located in Idaho. The Idaho systems acquired in the exchange transactions were recorded at their estimated fair value. In a related transaction in January 2001, the Company completed the sale of a cable system serving about 15,000 subscribers in Greenwood, Indiana, for $61.9 million. The gain resulting from the cable system sale and exchange transactions increased net income by $196.5 million, or $20.69 per share. For income tax purposes, substantial components of the cable system sale and exchange transactions qualify as like-kind exchanges and therefore, a large portion of these transactions does not result in a current tax liability.

In August 2000, the Company acquired Quest Education Corporation (Quest) for approximately $177.7 million, including assumed debt. The acquisition of Quest was completed through an all cash tender offer in which the Company purchased substantially all of the outstanding stock of Quest for $18.35 per share. The acquisition was financed through the issuance of additional borrowings. Quest is a provider of post-secondary education offering Bachelor’s degrees, Associate’s degrees and diploma programs primarily in the fields of health care, business and information technology.

In addition, the Company acquired two cable systems serving approximately 8,500 subscribers in Nebraska (in June 2000) and Mississippi (in August 2000) for approximately $16.2 million, as well as various other smaller businesses throughout 2000 for $18.4 million (principally consisting of educational services companies).

The results of operations for each of the businesses acquired are included in the Consolidated Statements of Income from their respective dates of acquisition. Pro forma results of operations for 2002, 2001 and 2000, assuming the acquisitions and exchanges occurred at the beginning of 2000, are not materially different from reported results of operations.

K. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets” effective on the first day of its 2002 fiscal year. As a result of the adoption of SFAS 142, the Company ceased most of the periodic charges previously recorded from the amortization of goodwill and other intangibles.

As required under SFAS 142, earlier this year, the Company completed its transitional impairment review of indefinite-lived intangible assets and goodwill. The expected future cash flows for PostNewsweek Tech Media (part of the magazine publishing segment), on a discounted basis, did not support the net carrying value of the related goodwill. Accordingly, an after-tax goodwill impairment loss of $12.1 million, or $1.27 per share, was recorded. The loss is included in the Company’s fiscal year results as a cumulative effect of change in accounting principle.

On a pro forma basis, the Company’s 2001 and 2000 operating income would have been $298.3 million and $402.1 million, respectively, if SFAS 142 had been adopted at the beginning of fiscal 2000, compared to $377.6 million for 2002.

Other pro forma results for the years ended December 30, 2001, and December 30, 2000, to exclude amortization of goodwill and indefinite-lived intangible assets, were as follows (in thousands, except per share amounts):

	2002	2001	2000

Income before cumulative effect of change in accounting principle, as reported	$216,368	$229,639	$136,470

Amortization of goodwill and other intangibles, net of tax	—	54,989	43,079

Pro forma income before cumulative effect of change in accounting principle	216,368	284,628	179,549

Cumulative effect of change in method of accounting for goodwill and other intangible assets, net of tax	(12,100)	—	—

Redeemable preferred stock dividends	(1,033)	(1,052)	(1,026)

Pro forma net income available for common shares	$203,235	$283,576	$178,523

Basic earnings per share:

Before cumulative effect of change in accounting principle, as reported	$22.65	24.10	14.34

Cumulative effect of change in accounting principle	(1.27)	—	—

Amortization of goodwill and other intangibles	—	5.79	4.56

Pro forma net income available for common shares	$21.38	$29.89	$18.90

Diluted earnings per share:

Before cumulative effect of change in accounting principle, as reported	$22.61	$24.06	$14.32

Cumulative effect of change in accounting principle	(1.27)	—	—

Amortization of goodwill and other intangibles	—	5.79	4.55

Pro forma net income available for common shares	$21.34	$29.85	$18.87

In accordance with SFAS 142, the Company has reviewed its goodwill and other intangible assets and classified them in three categories (goodwill, indefinite-lived intangible assets and amortized intangible assets). The Company’s intangible assets with an indefinite life are from franchise agreements at its cable division. Amortized intangible assets are primarily non-compete agreements, with amortization periods up to five years. The Company’s amortized intangible assets increased $1.4 million in 2002 due to acquisitions. Amortization expense was $655,000 in 2002, and is estimated to be less than $1 million in each of the next five years.

The Company’s goodwill and other intangible assets as of December 29, 2002 and December 30, 2001 were as follows (in thousands):

		Accumulated
	Gross	Amortization	Net

2002:

Goodwill	$1,069,263	$298,402	$770,861

Indefinite-lived intangible assets	646,225	163,806	482,419

Amortized intangible assets	3,525	1,372	2,153

	$1,719,013	$463,580	$1,255,433

2001:

Goodwill	$1,033,956	$279,402	$754,554

Indefinite-lived intangible assets	614,565	163,806	450,759

Amortized intangible assets	2,165	717	1,448

	$1,650,686	$443,925	$1,206,761

Activity related to the Company’s goodwill and intangible assets during 2002 was as follows (in thousands):

	Newspaper	Television	Magazine	Cable
	Publishing	Broadcasting	Publishing	Television	Education	Total

Goodwill, net

Beginning of year	$72,738	$203,165	$88,556	$88,197	$301,898	$754,554

Acquisitions					37,838	37,838

Disposition				(2,531)		(2,531)

Impairment			(19,000)			(19,000)

End of year	$72,738	$203,165	$69,556	$85,666	$339,736	$770,861

Indefinite-lived intangibles, net

Beginning of year				$450,759		$450,759

Acquisitions				32,160		32,160

Disposition				(500)		(500)

Impairment				—		—

End of year				$482,419		$482,419

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

The Company’s education division derives a portion of its net revenues from financial aid received by its students under Title IV programs administered by the United States Department of Education pursuant to the Federal Higher Education Act of 1965 (“HEA”), as amended. In order to participate in Title IV Programs, the Company must comply with complex standards set forth in the HEA and the regulations promulgated thereunder (the “Regulations”). The failure to comply with the requirements of HEA or the Regulations could result in the restriction or loss of the ability to participate in Title IV Programs and subject the Company to financial penalties. For the years ended December 29, 2002, December 30, 2001, and December 31, 2000, approximately $161.7 million, $101.5 million and $35.0 million, respectively, of the Company’s education division revenues were derived from financial aid received by students under Title IV Programs. These revenues were earned and recognized by Quest following the Company’s acquisition of Quest in August 2000. Management believes that the Company’s education division schools that participate in Title IV Programs are in material compliance with the standards set forth in the HEA and the Regulations.

M. BUSINESS SEGMENTS

The Company operates principally in four areas of the media business: newspaper publishing, television broadcasting, magazine publishing and cable television. Through its subsidiary Kaplan, Inc., the Company also provides educational services for individuals, schools and businesses.

Newspaper operations involve the publication of newspapers in the Washington, D.C. area and Everett, Washington; newsprint warehousing and recycling facilities; and the Company’s electronic media publishing business (primarily washingtonpost.com).

Magazine operations consist principally of the publication of a weekly news magazine, Newsweek, which has one domestic and three international editions, the publication of a travel magazine and the publication of business periodicals for the computer services industry and the Washington-area technology community.

Revenues from both newspaper and magazine publishing operations are derived from advertising and, to a lesser extent, from circulation.

Broadcast operations are conducted through six VHF television stations. All stations are network affiliated (except for WJXT in Jacksonville, Florida) with revenues derived primarily from sales of advertising time.

Cable television operations consist of cable systems offering basic cable, digital cable, pay television, cable modem and other services to approximately 718,000 subscribers in 19 midwestern, western and southern states. The principal source of revenues is monthly subscription fees charged for services.

Education products and services are provided through the Company’s wholly-owned subsidiary Kaplan, Inc. Kaplan’s businesses include supplemental education services, which is made up of test preparation and admissions, providing test preparation services for college and graduate school entrance exams; Kaplan Professional, providing education and career services to business people and other professionals; and Score!, offering multimedia learning and private tutoring to children and educational resources to parents. Kaplan’s businesses also include higher education services, which includes all of Kaplan’s post-secondary education businesses, including the fixed facility colleges that were formerly part of Quest Education, which offers Bachelor’s degrees, Associate’s degrees and diploma programs primarily in the fields of health care, business and information technology; and online post-secondary and career programs (various distance-learning businesses, including kaplancollege.com).

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

	Newspaper	Television	Magazine	Cable		Corporate
(in thousands)	Publishing	Broadcasting	Publishing	Television	Education	Office	Consolidated

2002

Operating revenues	$841,984	$343,552	$349,050	$428,492	$621,125	$—	$2,584,203

Income (loss) from operations	$109,006	$168,826	$25,728	$80,937	$20,512	$(27,419)	$377,590

Equity in losses of affiliates							(19,308)

Interest expense, net							(33,487)

Other income, net							28,873

Income before income taxes							$353,668

Identifiable assets	$690,197	$413,663	$488,562	$1,142,995	$542,251	$18,990	$3,296,658

Investments in marketable equity securities							216,533

Investments in affiliates							70,703

Total assets							$3,583,894

Depreciation of property, plant and equipment	$42,961	$11,187	$4,124	$88,751	$24,885	$—	$171,908

Amortization expense	$15	$—	$—	$155	$485	$—	$655

Pension credit (expense)	$18,902	$4,730	$23,814	$(814)	$(1,186)	$—	$45,446

Kaplan stock-based incentive compensation					$34,531		$34,531

Capital expenditures	$27,280	$8,784	$1,672	$92,499	$22,757	$—	$152,992

2001

Operating revenues	$842,721	$314,010	$374,575	$386,037	$493,681	$—	$2,411,024

Income (loss) from operations	$84,744	$131,847	$25,306	$32,237	$(28,337)	$(25,865)	$219,932

Equity in losses of affiliates							(68,659)

Interest expense, net							(47,473)

Other income, net							283,739

Income before income taxes							$387,539

Pro forma income (loss) from operations(1)	$88,592	$145,982	$31,975	$70,634	$(13,061)	$(25,865)	$298,257

Identifiable assets	$703,947	$419,246	$486,804	$1,117,426	$472,988	$42,346	$3,242,757

Investments in marketable equity securities							235,405

Investments in affiliates							80,936

Total assets							$3,559,098

Depreciation of property, plant and equipment	$37,862	$11,932	$4,654	$64,505	$19,347	$—	$138,300

Amortization expense	$3,864	$14,135	$6,669	$38,553	$15,712	$—	$78,933

Pension credit (expense)	$25,197	$6,263	$44,989	$(638)	$(847)	$(1,363)	$73,601

Kaplan stock-based incentive compensation					$25,302		$25,302

Capital expenditures	$32,551	$11,032	$1,737	$166,887	$12,020	$—	$224,227

2000

Operating revenues	$918,234	$364,758	$413,904	$358,916	$353,821	$—	$2,409,633

Income (loss) from operations	$114,435	$177,396	$49,119	$65,967	$(41,846)	$(25,189)	$339,882

Equity in losses of affiliates							(36,466)

Interest expense, net							(53,764)

Other expense, net							(19,782)

Income before income taxes							$229,870

Pro forma income (loss) from operations(1)	$116,023	$191,531	$55,877	$95,906	$(32,012)	$(25,189)	$402,136

Identifiable assets	$684,908	$430,444	$452,453	$757,083	$482,014	$41,075	$2,847,977

Investments in marketable equity securities							221,137

Investments in affiliates							131,629

Total assets							$3,200,743

Depreciation of property, plant and equipment	$38,579	$12,991	$5,059	$47,670	$13,649	$—	$117,948

Amortization expense	$1,588	$14,135	$6,758	$30,069	$10,084	$—	$62,634

Pension (expense) credit	$(5,579)	$5,767	$37,341	$(599)	$(667)	$—	$36,263

Kaplan stock-based incentive compensation					$6,000		$6,000

Capital expenditures	$33,117	$11,672	$1,858	$96,167	$29,569	$—	$172,383

(1) 2001 and 2000 results, adjusted to exclude amortization of goodwill and indefinite-lived intangible assets no longer amortized under SFAS 142.

N. SUMMARY OF QUARTERLY OPERATING RESULTS AND COMPREHENSIVE INCOME (UNAUDITED)

Quarterly results of operations and comprehensive income for the years ended December 29, 2002 and December 30, 2001 are as follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2002 Quarterly Operating Results
Operating revenues

Advertising	$273,564	$316,102	$292,523	$344,645

Circulation and subscriber	161,298	168,614	171,535	173,689

Education	146,929	149,695	160,454	164,047

Other	18,531	13,292	15,781	13,504

	600,322	647,703	640,293	695,885

Operating costs and expenses

Operating	333,239	335,443	342,411	358,862

Selling, general and administrative	176,866	160,387	162,642	164,200

Depreciation of property, plant and equipment	41,173	41,286	45,808	43,641

Amortization of goodwill and other intangibles	152	159	172	172

	551,430	537,275	551,033	566,875

Income from operations	48,892	110,428	89,260	129,010

Equity in losses of affiliates	(6,506)	(9,183)	(1,254)	(2,366)

Interest income	133	59	69	71

Interest expense	(8,867)	(8,797)	(8,717)	(7,438)

Other income (expense), net	6,454	(5,963)	1,115	27,268

Income before income taxes and cumulative effect of change in accounting principle	40,106	86,544	80,473	146,545

Provision for income taxes	16,400	35,400	32,700	52,800

Income before cumulative effect of change in accounting principle	23,706	51,144	47,773	93,745

Cumulative effect of change in method of accounting for goodwill and other intangible assets,net of taxes(1)	(12,100)	—	—	—

Net income	11,606	51,144	47,773	93,745

Redeemable preferred stock dividends	(525)	(259)	(249)	—

Net income available for common shares	$11,081	$50,885	$47,524	$93,745

Basic earnings per common share:

Before cumulative effect of change in accounting principle	$2.44	$5.35	$5.00	$9.86

Cumulative effect of change in accounting principle	(1.27)	—	—	—

Net income available for common shares	$1.17	$5.35	$5.00	$9.86

Diluted earnings per common share:

Before cumulative effect of change in accounting principle	$2.43	$5.34	$4.99	$9.83

Cumulative effect of change in accounting principle	(1.27)	—	—	—

Net income available for common shares	$1.16	$5.34	$4.99	$9.83

Basic average number of common shares outstanding	9,498	9,503	9,506	9,509

Diluted average number of common shares outstanding	9,512	9,521	9,523	9,537

2002 Quarterly Comprehensive Income	$3,380	$47,493	$58,333	$90,861

The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Income due to rounding.

(1) Cumulative effect charge presented in the first quarter as required by SFAS 142.

	First	Second	Third	Fourth
(in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter

2001 Quarterly Operating Results
Operating revenues

Advertising	$297,974	$312,881	$277,425	$321,047

Circulation and subscriber	148,016	161,260	174,716	169,036

Education	121,341	119,442	127,159	125,329

Other	19,068	10,326	13,007	12,997

	586,399	603,909	592,307	628,409

Operating costs and expenses

Operating	343,416	340,114	345,567	358,003

Selling, general and administrative	147,915	151,409	144,954	142,480

Depreciation of property, plant and equipment	34,632	35,867	34,765	33,036

Amortization of goodwill and other intangibles	17,192	19,926	20,068	21,748

	543,155	547,316	545,354	555,267

Income from operations	43,244	56,593	46,953	73,141

Equity in losses of affiliates	(12,461)	(6,641)	(26,535)	(23,023)

Interest income	325	1,047	226	570

Interest expense	(14,624)	(13,240)	(11,861)	(9,914)

Other income (expense), net	308,769	(10,717)	(4,365)	(9,949)

Income before income taxes	325,253	27,042	4,418	30,825

Provision for income taxes	126,200	12,550	2,850	16,300

Net income	199,053	14,492	1,568	14,525

Redeemable preferred stock dividends	(526)	(263)	(263)	—

Net income available for common shares	198,527	14,229	1,305	14,525

Basic earnings per common share	$20.94	$1.50	$0.14	$1.53

Diluted earnings per common share	$20.90	$1.50	$0.14	$1.53

Basic average number of common shares outstanding	9,479	9,485	9,489	9,492

Diluted average number of common shares outstanding	9,499	9,502	9,502	9,501

2001 Quarterly Comprehensive Income (loss)	$187,049	$25,860	$(937)	$25,342

Pro forma results:(1)

Net income available for common shares, as reported	$198,527	$14,229	$1,305	$14,525

Amortization of goodwill and other intangibles, net of tax	12,224	13,863	13,948	14,954

Pro forma net income available for common shares	$210,751	$28,092	$15,253	$29,479

Basic earnings per share	$22.23	$2.96	$1.61	$3.11

Diluted earnings per share	$22.19	$2.96	$1.61	$3.10

The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Income due to rounding.

(1) Quarterly 2001 results are adjusted to exclude amortization of goodwill and indefinite-lived intangible assets no longer amortized under SFAS 142.

SCHEDULE II

THE WASHINGTON POST COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E

		Additions -
	Balance at	Charged to		Balance at
	beginning	costs and		end of
Description	of period	expenses	Deductions	period

Year Ended December 31, 2000

Allowance for doubtful accounts and returns	$51,179,000	$74,540,000	$67,716,000	$58,003,000

Allowance for advertising rate adjustments and discounts	9,442,000	2,662,000	4,909,000	7,195,000

	$60,621,000	$77,202,000	$72,625,000	$65,198,000

Year Ended December 30, 2001

Allowance for doubtful accounts and returns	$58,003,000	$98,655,000	$88,689,000	$67,969,000

Allowance for advertising rate adjustments and discounts	7,195,000	4,163,000	6,079,000	5,279,000

	$65,198,000	$102,818,000	$94,768,000	$73,248,000

Year Ended December 29, 2002

Allowance for doubtful accounts and returns	$67,969,000	$91,091,000	$98,820,000	$60,240,000

Allowance for advertising rate adjustments and discounts	5,279,000	4,938,000	5,061,000	5,156,000

	$73,248,000	$96,029,000	$103,881,000	$65,396,000

TEN-YEAR SUMMARY OF SELECTED HISTORICAL FINANCIAL DATA

See Notes to Consolidated Financial Statements for the summary of significant accounting policies and additional information relative to the years 2000-2002. Operating results prior to 2002 include amortization of goodwill and certain other intangible assets that are no longer amortized under SFAS 142.

(in thousands, except per share amounts)	2002	2001	2000

Results of Operations
Operating revenues(1)	$2,584,203	$2,411,024	$2,409,633
Income from operations	$377,590	$219,932	$339,882
Income before cumulative effect of changes in accounting principles	$216,368	$229,639	$136,470
Cumulative effect of change in method of accounting for goodwill and other intangibles	(12,100)	—	—
Cumulative effect of change in method of accounting for income taxes	—	—	—

Net income	$204,268	$229,639	$136,470

Per Share Amounts
Basic earnings per common share
Income before cumulative effect of changes in accounting principles	$22.65	$24.10	$14.34
Cumulative effect of changes in accounting principles	(1.27)	—	—

Net income available for common shares	$21.38	$24.10	$14.34

Basic average shares outstanding	9,504	9,486	9,445
Diluted earnings per share
Income before cumulative effect of changes in accounting principles	$22.61	$24.06	$14.32
Cumulative effect of changes in accounting principles	(1.27)	—	—

Net income available for common shares	$21.34	$24.06	$14.32

Diluted average shares outstanding	9,523	9,500	9,460
Cash dividends	$5.60	$5.60	$5.40
Common shareholders’ equity	$193.18	$177.30	$156.55
Financial Position
Current assets	$382,955	$396,857	$405,067
Working capital (deficit)	(353,157)	(37,233)	(3,730)
Property, plant and equipment	1,094,400	1,098,211	927,061
Total assets	3,583,894	3,559,098	3,200,743
Long-term debt	405,547	883,078	873,267
Common shareholders’ equity	1,837,293	1,683,485	1,481,007

(1)    Operating revenues have been reclassified to conform with the current year presentation.

(in thousands, except per share amounts)	1999	1998	1997	1996	1995	1994	1993

Results of Operations
Operating revenues(1)	$2,212,177	$2,107,593	$1,952,986	$1,851,058	$1,716,971	$1,611,629	$1,496,029
Income from operations	$388,453	$378,897	$381,351	$337,169	$271,018	$274,875	$238,980
Income before cumulative effect of changes in accounting principles	$225,785	$417,259	$281,574	$220,817	$190,096	$169,672	$153,817
Cumulative effect of change in method of accounting for goodwill and other intangibles	—	—	—	—	—	—	—
Cumulative effect of change in method of accounting for income taxes	—	—	—	—	—	—	11,600

Net income	$225,785	$417,259	$281,574	$220,817	$190,096	$169,672	$165,417

Per Share Amounts
Basic earnings per common share
Income before cumulative effect of changes in accounting principles	$22.35	$41.27	$26.23	$20.08	$17.16	$14.66	$13.10
Cumulative effect of changes in accounting principles	—	—	—	—	—	—	0.98

Net income available for common shares	$22.35	$41.27	$26.23	$20.08	$17.16	$14.66	$14.08

Basic average shares outstanding	10,061	10,087	10,700	10,964	11,075	11,577	11,746
Diluted earnings per share
Income before cumulative effect of changes in accounting principles	$22.30	$41.10	$26.15	$20.05	$17.15	$14.65	$13.10
Cumulative effect of changes in accounting principles	—	—	—	—	—	—	0.98

Net income available for common shares	$22.30	$41.10	$26.15	$20.05	$17.15	$14.65	$14.08

Diluted average shares outstanding	10,082	10,129	10,733	10,980	11,086	11,582	11,750
Cash dividends	$5.20	$5.00	$4.80	$4.60	$4.40	$4.20	$4.20
Common shareholders’ equity	$144.90	$157.34	$117.36	$121.24	$107.60	$99.32	$92.84
Financial Position
Current assets	$476,159	$404,878	$308,492	$382,631	$406,570	$375,879	$625,574
Working capital (deficit)	(346,389)	15,799	(300,264)	100,995	98,393	102,806	367,041
Property, plant and equipment	854,906	841,062	653,750	511,363	457,359	411,396	363,718
Total assets	2,986,944	2,729,661	2,077,317	1,870,411	1,732,893	1,696,868	1,622,504
Long-term debt	397,620	395,000	—	—	—	50,297	51,768
Common shareholders’ equity	1,367,790	1,588,103	1,184,074	1,322,803	1,184,204	1,126,933	1,087,419

(1)  Operating revenues have been reclassified to conform with the current year presentation.

[This Page Intentionally Left Blank]

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Company as amended through May 12, 1988, and the Certificate of Designation for the Company’s Series A Preferred Stock filed January 22, 1996 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

3.2	By-Laws of the Company as amended through March 8, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

4.1	Form of the Company’s 5.50% Notes due February 15, 2009, issued under the Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.2	Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.3	364-Day Credit Agreement dated as of August 14, 2002, among the Company, Citibank, N.A., Wachovia Bank, N.A., SunTrust Bank, JPMorgan Chase Bank, Bank One, N.A., The Bank of New York and Riggs Bank (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002).

4.4	5-Year Credit Agreement dated as of August 14, 2002, among the Company, Citibank, N.A., Wachovia Bank, N.A., SunTrust Bank, JPMorgan Chase Bank, Bank One, N.A., The Bank of New York and Riggs Bank (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002).

10.1	The Washington Post Company Annual Incentive Compensation Plan as amended and restated effective June 30, 1995 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).*

10.2	The Washington Post Company Long-Term Incentive Compensation Plan as amended and restated effective March 9, 2000 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2000).*

10.3	The Washington Post Company Stock Option Plan as amended and restated through March 12, 1998 (corrected copy) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2001).*

10.4	The Washington Post Company Supplemental Executive Retirement Plan as amended and restated through March 14, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001).*

10.5	The Washington Post Company Deferred Compensation Plan as amended and restated effective March 9, 2000 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2000).*

11	Calculation of earnings per share of common stock.

21	List of subsidiaries of the Company.

23	Consent of independent accountants.

24	Power of attorney dated March 13, 2003.

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

* A management contract or compensatory plan or arrangement required to be included as an exhibit hereto pursuant to Item 15(c) of
Form 10-K.