Form 10-Q
period 2003-03-30
WASHINGTON POST CO
filed 2003-05-14
CIK 104889

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒.  No ☐.

Shares outstanding at May 8, 2003:

Class A Common Stock	1,722,250 Shares
Class B Common Stock	7,804,370 Shares

THE WASHINGTON POST COMPANY

2.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Washington Post Company

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)	March 30, 2003	March 31, 2002
Operating revenues
Advertising	$279,796	$273,564
Circulation and subscriber	172,036	161,298
Education	177,778	146,929
Other	10,830	18,531

	640,440	600,322

Operating costs and expenses
Operating	348,634	333,239
Selling, general and administrative	169,170	176,866
Depreciation of property, plant and equipment	43,395	41,173
Amortization of intangible assets	149	152

	561,348	551,430

Income from operations	79,092	48,892

Other income (expense)
Equity in losses of affiliates	(2,642)	(6,506)
Interest income	114	133
Interest expense	(7,237)	(8,867)
Other, net	48,135	6,454

Income before income taxes and cumulative effect of change in accounting principle	117,462	40,106
Provision for income taxes	44,400	16,400

Income before cumulative effect of change in accounting principle	73,062	23,706
Cumulative effect of change in method of accounting for goodwill and other intangible assets, net of taxes	—	(12,100)

Net income	73,062	11,606
Redeemable preferred stock dividends	(517)	(525)

Net income available for common shares	$72,545	$11,081

Basic earnings per common share:
Before cumulative effect of change in accounting principle	$7.62	$2.44
Cumulative effect of change in accounting principle	—	(1.27)

Net income available for common stock	$7.62	$1.17

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$7.59	$2.43
Cumulative effect of change in accounting principle	—	(1.27)

Net income available for common stock.	$7.59	$1.16

Dividends declared per common share	$2.90	$2.80

Basic average number of common shares outstanding	9,526	9,498

Diluted average number of common shares outstanding	9,553	9,512

3.

The Washington Post Compan y

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)	March 30, 2003	March 31, 2002
Net income	$73,062	$11,606

Other comprehensive income (loss)
Foreign currency translation adjustment	3,105	99
Less: reclassification adjustment on sale of affiliate investment	(1,633)	—
Change in unrealized gain on available-for-sale securities	(21,718)	(2,381)
Less: reclassification adjustment for realized losses (gains) included in net income	214	(11,209)

	(20,032)	(13,491)
Income tax benefit related to other comprehensive income	8,387	5,265

	(11,645)	(8,226)

Comprehensive income	$61,417	$3,380

4.

The Washington Post Company

Condensed Consolidated Balance Sheet s

	March 30, 2003	December 29, 2002
(In thousands)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$36,311	$28,771
Investments in marketable equity securities	1,431	1,753
Accounts receivable, net	278,511	285,374
Inventories	29,972	27,629
Other current assets	41,771	39,428

	387,996	382,955
Property, plant and equipment
Buildings	283,318	283,233
Machinery, equipment and fixtures	1,596,044	1,551,931
Leasehold improvements	92,597	85,720

	1,971,959	1,920,884
Less accumulated depreciation	(973,288)	(926,385)

	998,671	994,499
Land	34,530	34,530
Construction in progress	47,779	65,371

	1,080,980	1,094,400
Investments in marketable equity securities	193,384	214,780
Investments in affiliates	63,142	70,703
Goodwill, net	856,274	770,861
Indefinite-lived intangible assets, net	482,419	482,419
Amortized intangible assets, net	2,004	2,153
Prepaid pension cost	507,126	493,786
Deferred charges and other assets	79,843	71,837

	$3,653,168	$3,583,894

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$315,411	$336,582
Deferred revenue	156,417	135,419
Dividends declared	13,912	—
Federal and state income taxes payable	32,769	4,853
Short-term borrowings	217,436	259,258

	735,945	736,112
Postretirement benefits other than pensions	137,440	136,393
Other liabilities	197,466	194,480
Deferred income taxes	256,347	261,153
Long-term debt	431,029	405,547

	1,758,227	1,733,685
Redeemable preferred stock	12,916	12,916

Preferred stock	—	—

Common shareholders’ equity
Common stock	20,000	20,000
Capital in excess of par value	157,976	149,090
Retained earnings	3,224,798	3,179,607
Accumulated other comprehensive income(loss)
Cumulative foreign currency translation adjustment	(6,039)	(7,511)
Unrealized gain on available-for-sale securities	4,796	17,913
Cost of Class B common stock held in treasury	(1,519,506)	(1,521,806)

	1,882,025	1,837,293

	$3,653,168	$3,583,894

5.

The Washington Post Company

Condensed Consolidated Statements of Cash Flows (Unaudited )

	Thirteen Weeks Ended
(In thousands)	March 30, 2003	March 31, 2002
Cash flows from operating activities:
Net income	$73,062	$11,606
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	12,100
Depreciation of property, plant and equipment	43,395	41,173
Amortization of intangible assets	149	152
Net pension credit	(13,425)	(16,082)
Early retirement program expense	—	10,313
Gain from sale of affiliate	(49,762)	—
Gain on sale of marketable securities	—	(13,209)
Cost method and other investment write-downs	1,112	10,050
Equity in losses of affiliates, net of distributions	2,642	6,506
Provision for deferred income taxes	3,827	2,986
Change in assets and liabilities:
Decrease in accounts receivable, net	16,991	33,342
Increase in inventories	(2,342)	(2,064)
(Decrease) increase in accounts payable and accrued liabilities	(28,588)	15,766
Increase (decrease) in deferred revenue	11,880	(1,876)
Decrease in income taxes receivable	—	10,253
Increase in income taxes payable	27,916	578
Increase (decrease) in other assets and other liabilities, net	3,356	(5,561)
Other	(37)	136

Net cash provided by operating activities	90,176	116,169

Cash flows from investing activities:
Purchases of property, plant and equipment	(28,086)	(37,310)
Investments in certain businesses	(57,537)	(16,907)
Proceeds from the sale of affiliate	65,000	—
Proceeds from sale of marketable securities	—	19,701
Investment in affiliates	(5,977)	(7,610)
Other	378	249

Net cash used in investing activities	(26,222)	(41,877)

Cash flows from financing activities:
Net repayment of commercial paper	(41,882)	(69,084)
Dividends paid	(13,959)	(13,559)
Proceeds from exercise of stock options	380	2,394
Other	(953)	—

Net cash used in financing activities	(56,414)	(80,249)

Net increase (decrease) in cash and cash equivalents	7,540	(5,957)
Beginning cash and cash equivalents	28,771	31,480

Ending cash and cash equivalents	$36,311	$25,523

6.

The Washington Post Company

Notes to Condensed Consolidated Financial Statements (Unaudite d)

Results of operations, when examined on a quarterly basis, reflect the seasonality of advertising that affects the newspaper, magazine and broadcasting operations. Advertising revenues in the second and fourth quarters are typically higher than first and third quarter revenues. All adjustments reflected in the interim financial statements are of a normal recurring nature.

The Company generally reports on a 13 week fiscal quarter ending on the Sunday nearest the calendar quarter-end. With the exception of the newspaper publishing operations, subsidiaries of the Company report on a calendar-quarter basis.

Note 1: Acquisitions and Dispositions.

In March 2003, Kaplan completed its acquisition of the stock of FTC Holdings Limited (FTC), for £55.3 million ($87.4 million). Headquartered in London, FTC is a leader in test preparation services for accountants and financial services professionals, with 18 training centers in the United Kingdom and a growing presence in Asia, including operations in Hong Kong and Singapore. The acquisition was financed through cash and debt with $26.5 million remaining to be paid, primarily to employees of the business (included in long-term debt at March 30, 2003). Most of the purchase price has been allocated to goodwill, on a preliminary basis.

On January 1, 2003, the Company sold its 50 percent interest in the International Herald Tribune for $65 million and the Company recorded an after-tax non-operating gain of $32.3 million in the first quarter of 2003.

In the first quarter of 2002, Kaplan acquired several businesses in their higher education and test preparation divisions, totaling $23.2 million.

Note 2: Investments.

Investments in marketable equity securities at March 30, 2003 and December 29, 2002 consist of the following (in thousands):

	March 30, 2003	December 29, 2002
Total cost	$186,955	$187,169
Gross unrealized gains	7,860	29,364

Total fair value	$194,815	$216,533

There were no sales of marketable equity securities in the first quarter of 2003. During the first quarter of 2002, the Company sold its shares of Ticketmaster, resulting in a pre-tax gain of $13.2 million.

At March 30, 2003 and December 29, 2002, the carrying value of the Company’s cost method investments was $8.6 million and $9.5 million, respectively. There were no investments in companies constituting cost method investments during the first three months of 2003 or 2002.

The Company recorded charges of $1.1 million and $10.1 million during the first quarter of 2003 and 2002, respectively, to write-down certain of its investments to estimated fair value.

7.

Note 3: Borrowings.

At March 30, 2003, the Company had $648.5 million in total debt outstanding, which comprised $217.4 million of commercial paper borrowings, $398.5 million of 5.5 percent unsecured notes due February 15, 2009, and $32.6 million in other debt.

During the first quarter of 2003 and 2002 the Company had average borrowings outstanding of approximately $601.6 million and $888.3 million, respectively, at average annual interest rates of approximately 4.2 percent and 3.5 percent, respectively. During the first quarter of 2003 and 2002, the Company incurred net interest expense on borrowings of $7.1 million and $8.7 million, respectively.

Note 4: Business Segments.

The following table summarizes financial information related to each of the Company’s business segments. The 2003 and 2002 asset information is as of March 30, 2003 and December 29, 2002, respectively.

8.

First Quarter Period

(in thousands)

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
2003
Operating revenues	$204,040	$70,752	$77,502	$110,368	$177,778	$—	$640,440
Income (loss) from operations	$21,358	$26,347	$837	$20,762	$15,927	$(6,139)	$79,092
Equity in losses of affiliates							(2,642)
Interest expense, net							(7,123)
Other, net							48,135

Income before income taxes							$117,462

Depreciation expense	$11,297	$2,746	$952	$22,713	$5,687	$—	$43,395
Amortization expense	$4	$—	$—	$38	$107	$—	$149
Net pension credit (expense)	$3,957	$1,065	$8,998	$(243)	$(352)	$—	$13,425
Identifiable assets	$706,539	$407,619	$488,573	$1,136,798	$647,244	$8,438	$3,395,211
Investments in marketable equity securities							194,815
Investments in affiliates							63,142

Total assets							$3,653,168

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
2002
Operating revenues	$200,772	$75,418	$75,018	$102,033	$147,081	$—	$600,322
Income (loss) from operations	$17,543	$33,551	$(11,578)	$16,042	$(550)	$(6,116)	$48,892
Equity in losses of affiliates							(6,506)
Interest expense, net							(8,734)
Other, net							6,454

Income before income taxes							$40,106

Depreciation expense	$10,879	$2,765	$1,050	$20,479	$6,000	$—	$41,173
Amortization expense	$4	$—	$—	$39	$109	$—	$152
Net pension credit (expense)	$5,491	$1,220	$9,895	$(226)	$(298)	$—	$16,082
Identifiable assets	$690,197	$413,663	$488,562	$1,142,995	$542,251	$18,990	$3,296,658
Investments in marketable equity securities							216,533
Investments in affiliates							70,703

Total assets							$3,583,894

9.

Newspaper publishing includes the publication of newspapers in the Washington, D.C. area (The Washington Post, the Gazette community newspapers, and Southern Maryland newspapers) and Everett, Washington (The Everett Herald). This business division also includes newsprint warehousing, recycling operations and the Company’s electronic media publishing business (primarily washingtonpost.com).

Television broadcasting operations are conducted through six VHF, television stations serving the Detroit, Houston, Miami, San Antonio, Orlando and Jacksonville television markets. All stations are network-affiliated (except for WJXT in Jacksonville).

The magazine publishing division consists of the publication of a weekly news magazine, Newsweek, which has one domestic and three international editions, the publication of Arthur Frommer’s Budget Travel, and the publication of business periodicals for the computer services industry and the Washington-area technology community.

Cable television operations consist of cable systems offering basic cable, digital cable, pay television, cable modem and other services to approximately 719,000 subscribers in mid-western, western, and southern states.

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

Note 5: Goodwill and Other Intangible Assets.

In accordance with Statement of Financial Accounting Standards No. 142(SFAS 142), “Goodwill and Other Intangible Assets,” the Company has reviewed its goodwill and other intangible assets and classified them in three categories (goodwill, indefinite-lived intangible assets, and amortized intangible assets). The Company’s intangible assets with an indefinite life are from franchise agreements at its cable division. Amortized intangible assets are primarily non-compete agreements, with amortization periods up to five years. The Company’s amortized intangible assets decreased in the first quarter of 2003 as a result of $149,000 of amortization expense.

The Company’s goodwill and other intangible assets as of March 30, 2003 and December 29, 2002 were as follows (in thousands):

10.

	Gross	Accumulated Amortization	Net
2003
Goodwill	$1,154,676	$298,402	$856,274
Indefinite-lived intangible assets	646,225	163,806	482,419
Amortized intangible assets	3,525	1,521	2,004

	$1,804,426	$463,729	$1,340,697

2002
Goodwill	$1,069,263	$298,402	$770,861
Indefinite-lived intangible assets	646,225	163,806	482,419
Amortized intangible assets	3,525	1,372	2,153

	$1,719,013	$463,580	$1,255,433

Activity related to the Company’s goodwill during the quarter ended March 30, 2003 was as follows (in thousands):

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Goodwill, net
Beginning of year	$72,738	$203,165	$69,556	$85,666	$339,736	$770,861
Acquisitions					86,874	86,874
Disposition	(1,461)	—	—	—	—	(1,461)

End of Quarter	$71,277	$203,165	$69,556	$85,666	$426,610	$856,274

There was no activity related to the Company’s indefinite-lived intangible assets during the first quarter of 2003.

As required under SFAS 142, the Company completed its transitional impairment review of indefinite-lived intangible assets and goodwill in 2002. The expected future cash flows for PostNewsweek Tech Media (part of the magazine publishing segment), on a discounted basis, did not support the net carrying value of the related goodwill. Accordingly, an after-tax goodwill impairment loss of $12.1 million, or $1.27 per share was recorded. The loss is included in the Company’s 2002 first quarter results as a cumulative effect of change in accounting principle.

Note 6: Change in Accounting Method – Stock Options

Effective the first day of the Company’s 2002 fiscal year, the Company adopted the fair-value-based method of accounting for Company stock options as outlined in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). This change in accounting method was applied prospectively to all awards granted from the beginning of the Company’s fiscal year 2002 and thereafter. Stock options awarded prior to fiscal 2002 are accounted for under the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table presents what the Company’s results would have been had the fair values of options granted after 1995, but prior to 2002, been recognized as compensation expense in the first quarter of 2003 and 2002 (in thousands except per share amounts).

	2003	2002
Company stock-based compensation expense included in net income (pre-tax)	$142	$—

Net income available for common shares, as reported	$72,545	$11,081
Stock-based compensation expense not included in net income (after-tax)	790	904

Pro forma net income available for common shares	$71,755	$10,177

Basic earnings per share, as reported	$7.62	$1.17
Pro forma basic earnings per share	$7.53	$1.07
Diluted earnings per share, as reported	$7.59	$1.16
Pro forma diluted earnings per share	$7.51	$1.07

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

Results of Operations

Net income for the first quarter of 2003 was $73.1 million ($7.59 per share), up from net income of $11.6 million ($1.16 per share) in the first quarter of last year.

Results for the first quarter of 2003 include an after-tax non-operating gain from the sale of the Company’s 50 percent interest in the International Herald Tribune (after-tax impact of $32.3 million, or $3.38 per share). Results for the first quarter of 2002 included a transitional goodwill impairment loss (after-tax impact of $12.1 million, or $1.27 per share), a charge arising from an early retirement program at Newsweek (after-tax impact of $6.1 million, or $0.64 per share), and a net non-operating gain primarily from the sale of marketable securities (after-tax impact of $3.8 million, or $0.40 per share).

Revenue for the first quarter of 2003 was $640.4 million, up 7 percent from $600.3 million in 2002. The increase in revenue is due mostly to significant revenue growth at the education and cable divisions. Although advertising revenues have suffered due to the war in Iraq, the magazine and newspaper divisions showed modest revenue growth; revenues were down at the broadcast division.

Operating income for the quarter increased 62 percent to $79.1 million, from $48.9 million in 2002. Operating results for 2002 included a $10.3 million pre-tax charge from the Newsweek early retirement program. The Company’s results benefited from significantly improved operating results at the education, cable and newspaper divisions. These factors were offset by a reduction in advertising demand late in the quarter and certain incremental costs due to the war in Iraq, a reduction in operating income at the broadcast division, increased depreciation expense, and a reduced net pension credit.

The Company’s operating income for the first quarter of 2003 includes $13.4 million of net pension credits, compared to $16.1 million in the first quarter of 2002. At December 29, 2002, the Company reduced its assumption on discount rate from 7.0 percent to 6.75 percent. Due to the reduction in the discount rate and lower than expected investment returns in 2002, the net pension credit for 2003 is expected to be down by about $10 million compared to 2002, excluding charges related to early retirement programs.

Newspaper Publishing Division. Newspaper publishing division revenue totaled $204.0 million for the first quarter of 2003, a 2 percent increase from revenue of $200.8 million in the first quarter of 2002. Division operating income increased 22 percent to $21.4 million, from $17.5 million in 2002. The increase in division operating income is primarily attributable to increases in print and online advertising revenue, combined with an 11 percent decrease in newsprint expense at The Post.

Print advertising revenue at The Washington Post newspaper increased slightly to $132.5 million, from $131.5 million in 2002, due to increases in preprint and zone advertising revenue, which more than offset a decrease in classified advertising revenue from volume declines. Recruitment advertising revenue was down $2.3 million due to a 17 percent volume decline. Advertising demand was down late in the quarter due to the war in Iraq.

For the first quarter of 2003, Post daily and Sunday circulation declined 1.9 percent and 1.1 percent, respectively, compared to the first quarter of 2002. For

12.

the three months ended March 30, 2003, average daily circulation at The Post totaled 757,000 and average Sunday circulation totaled 1,052,000.

Revenues generated by the Company’s online publishing activities, primarily washingtonpost.com, increased 27 percent to $9.5 million for the first quarter of 2003, versus $7.5 million for 2002. Local and national online advertising revenues grew 78 percent in 2003, while revenue at the Jobs section of washingtonpost.com increased 17 percent.

Television Broadcasting Division. Revenue for the broadcast division decreased 6 percent in the first quarter of 2003 to $70.8 million, from $75.4 million in 2002, due to significant Olympics related advertising at the Company’s NBC affiliates in 2002 and several days of commercial-free coverage in connection with the war in Iraq. Operating income for the first quarter of 2003 decreased 21 percent to $26.3 million, from $33.6 million in 2002.

In July 2002, WJXT in Jacksonville, Florida began operations as an independent station when its network affiliation with CBS ended.

Magazine Publishing Division. Revenue for the magazine publishing division totaled $77.5 million for the first quarter of 2003, a 3 percent increase from $75.0 million for the first quarter of 2002. This increase was primarily due to an 18 percent increase in advertising revenue at Newsweek, as a result of increased ad pages at both the domestic and international editions, as well as an additional issue of the magazine in the first quarter of 2003 versus the first quarter of 2002. This revenue increase was partially offset by reduced advertising demand late in the quarter due to the Iraq war, and a decline in revenue at PostNewsweek Tech Media, whose primary trade show is in the second quarter of 2003, versus the first quarter in 2002.

Magazine division operating income totaled $0.8 million, compared to a loss of $11.6 million for the first quarter of 2002. The improvement in operating results is primarily attributable to a $10.3 million charge in connection with an early retirement program at Newsweek in the first quarter of 2002.

During the second quarter of 2003, Newsweek has experienced a reduction in advertising demand and increased costs due to the Iraq war, along with a reduction in travel-related advertising demand at Newsweek International due to the SARS epidemic.

Cable Television Division. Cable division revenue of $110.4 million for the first quarter of 2003 represents an 8 percent increase over 2002 first quarter revenue of $102.0 million. The 2003 revenue increase is due to continued growth in the division’s cable modem and digital service revenues, offset by lower pay revenues.

Cable division operating income increased 29 percent to $20.8 million in the first quarter of 2003, versus $16.0 million in the first quarter of 2002. The increase in operating income is due mostly to the division’s revenue growth, offset by higher depreciation expense and increased programming expense.

The increase in depreciation expense is due to significant capital spending in recent years that has enabled the cable division to offer digital and broadband cable services to its subscribers. The cable division began its rollout plan for these services in the third quarter of 2000. At March 31, 2003, the cable division had approximately 210,500 digital cable subscribers, representing a 30 percent penetration of the subscriber base in the markets where digital services are offered. Digital services are offered in markets serving 99 percent of the cable division’s subscriber base. The initial rollout plan for the new digital cable services included an offer for the cable division’s customers to obtain these services free for one year. At the end of March 2003, the cable division had about 205,300 paying digital subscribers.

At March 31, 2003, the cable division had 719,300 basic subscribers, lower than 751,700 basic subscribers at the end of March 2002 but up slightly from 718,000 basic subscribers at the end of December 2002. At March 31, 2003, the cable division had 95,800 CableONE.net service subscribers, compared to 53,100 at the end

13.

of March 2002, due to a large increase in the Company’s cable modem deployment (offered to 97 percent of homes passed at the end of March 2003) and take-up rates.

At March 31, 2003, Revenue Generating Units (RGUs), representing the sum of basic, digital and high-speed data customers, as defined by the NCTA Standard Reporting Categories, totaled 1,020,500, compared to 870,000 as of March 31, 2002. The increase is due to increased paying digital cable and high-speed data customers.

Below are details of Cable division capital expenditures for the first quarter of 2003 and 2002, as defined by the NCTA Standard Reporting Categories (in millions):

	2003	2002
Customer Premise Equipment	$2.6	$14.5
Commercial	0.1	0.1
Scaleable Infrastructure	1.2	0.7
Line Extensions	3.1	1.8
Upgrade/Rebuild	8.1	4.9
Support Capital	1.8	2.1

Total	$16.9	$24.1

Education Division. Education division revenue totaled $177.8 million for the first quarter of 2003, a 21 percent increase over revenue of $147.1 million for the same period of 2002. Kaplan reported operating income for the first quarter of 2003 of $15.9 million, compared to an operating loss of $0.6 million in the first quarter of 2002. Approximately 20 percent of the increase in Kaplan revenue is from acquired businesses, primarily in the higher education division. A summary of first quarter operating results is as follows:

	First Quarter
(in thousands)	2003	2002	% Change
Revenue
Supplemental education	$98,182	$90,750	8
Higher education	79,596	56,331	41

	$177,778	$147,081	21

Operating income (loss)
Supplemental education	$18,552	$13,204	41
Higher education	14,922	8,886	68
Kaplan corporate overhead	(7,440)	(5,902)	(26)
Other*	(10,107)	(16,738)	40

	$15,927	$(550)	—

*	Other includes charges accrued for stock-based incentive compensation and amortization of certain intangibles.

Supplemental education includes Kaplan’s test preparation, professional training, and Score! businesses. The improvement in supplemental education results for the first quarter of 2003 is due mostly to increased enrollment at Kaplan’s traditional test preparation business, as well as a significant increase in the professional real estate courses. Score! also contributed to the improved results, with increased enrollment from existing sites and two new centers compared to last year, combined with tight cost controls.

Higher education includes all of Kaplan’s post-secondary education businesses, including fixed-facility colleges as well as online post-secondary and career programs (various distance-learning businesses). Higher education results are showing significant growth due to student enrollment increases, high student retention rates, and several acquisitions.

Corporate overhead represents unallocated expenses of Kaplan, Inc.’s corporate office, including expenses associated with the design and development of educational software that, if successfully completed, will benefit all of Kaplan’s business units.

14.

Other expense is comprised of accrued charges for stock-based incentive compensation arising from a stock option plan established for certain members of Kaplan’s management and amortization of certain intangibles. Under the stock-based incentive plan, the amount of compensation expense varies directly with the estimated fair value of Kaplan’s common stock and the number of options outstanding. For the first quarter of 2003 and 2002, the Company recorded expense of $10.0 million and $16.6 million, respectively, related to this plan. The Company prepares estimates of the Kaplan stock option expense and related accrual balance on a quarterly basis. The trend in Kaplan stock option expense in 2002 ($10.0 million, $6.7 million and $1.2 million for the second, third and fourth quarters of 2002, respectively) is not indicative of the expected expense to be recorded for the remainder of 2003.

On March 31, 2003, Kaplan completed its acquisition of the stock of FTC Holdings Limited (FTC) for £55.3 million ($87.4 million), financed through cash and debt. Headquartered in London, FTC is a leader in test preparation services for accountants and financial services professionals, with 18 training centers in the United Kingdom and a growing presence in Asia, including operations in Hong Kong and Singapore.

In May 2003, Kaplan announced it had entered into an agreement for its higher education division to acquire Heritage College, a career-oriented postsecondary school providing training in the fields of allied health, paralegal, travel and information technology. The acquisition is contingent upon regulatory approvals.

Equity in Losses of Affiliates. The Company’s equity in losses of affiliates for the first quarter of 2003 was $2.6 million, compared to losses of $6.5 million for the first quarter of 2002. The Company’s affiliate investments consist of a 49 percent interest in BrassRing LLC and a 49 percent interest in Bowater Mersey Paper Company Limited. The reduction in first quarter 2003 affiliate losses is primarily attributable to improved operating results at BrassRing.

On January 1, 2003, the Company sold its 50 percent interest in the International Herald Tribune for $65 million and the Company recorded an after-tax non-operating gain of $32.3 million in the first quarter of 2003.

Non-Operating Items. The Company recorded other non-operating income, net, of $48.1 million for the first quarter of 2003, compared to non-operating income, net, of $6.5 million for the first quarter of 2002. The 2003 non-operating income is comprised mostly of a $49.8 million pre-tax gain from the sale of the Company’s 50 percent interest in the International Herald Tribune. The 2002 non-operating income is comprised mostly of a gain from the sale of marketable securities, offset by write-downs recorded on certain investments.

Net Interest Expense. The Company incurred net interest expense of $7.1 million for the first quarter of 2003, compared to $8.7 million for the same period of the prior year. The reduction is due to lower average borrowings in the first quarter of 2003 versus the same period of the prior year. At March 30, 2003, the Company had $648.5 million in borrowings outstanding at an average interest rate of 4.0 percent.

Provision for Income Taxes. The effective tax rate for the first quarter of 2003 was 37.8 percent, compared to 40.9 percent for the same period of 2002. The 2003 rate benefited from a lower effective tax rate applicable to the one-time gain arising from the sale of the Company’s interest in the International Herald Tribune. Excluding the effect of the International Herald Tribune gain, the Company’s effective tax rate approximated 39.8 percent for the first quarter of 2003. The effective tax rate for 2003 has declined due to an increase in operating earnings.

Cumulative Effect of Change in Accounting Principle. In 2002, the Company completed its transitional goodwill impairment test required under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), resulting in an after-tax impairment loss of $12.1 million, or $1.27 per share, related to PostNewsweek Tech Media (part of magazine publishing segment). This loss is included in the Company’s 2002 results as a cumulative effect of change in accounting principle.

15.

Earnings Per Share. The calculation of diluted earnings per share for the first quarter of 2003 was based on 9,553,000 weighted average shares outstanding, compared to 9,512,000 for the first quarter of 2002. The Company made no repurchases of its stock during the first quarter of 2003.

Stock Options – Change in Accounting Method. Effective the first day of the Company’s 2002 fiscal year, the Company adopted the fair-value-based method of accounting for Company stock options as outlined in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). This change in accounting method was applied prospectively to all awards granted from the beginning of the Company’s fiscal year 2002 and thereafter. Stock options awarded prior to fiscal 2002 are accounted for under the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

The Company recorded $142,000 in Company stock option expense for the first quarter of 2003; there was no Company stock option expense in the first quarter of 2002.

Financial Condition: Capital Resources and Liquidity

Acquisitions. On March 31, 2003, Kaplan completed its acquisition of the stock of FTC Holdings Limited (FTC), for £55.3 million ($87.4 million). Headquartered in London, FTC is a leader in test preparation services for accountants and financial services professionals, with 18 training centers in the United Kingdom and a growing presence in Asia, including operations in Hong Kong and Singapore. The acquisition was financed through cash and debt with $26.5 million remaining to be paid, primarily to employees of the business (included in long-term debt at March 30, 2003).

Capital expenditures. During the first quarter of 2003, the Company’s capital expenditures totaled $28.1 million. The Company anticipates it will spend $170 – 180 million throughout 2003 for property and equipment.

Liquidity. Throughout the first three months of 2003, the Company’s borrowings, net of repayments, decreased by $16.3 million, with the decrease primarily due to cash flows from operations and proceeds from the sale of the International Herald Tribune, offset in part by borrowings for the purchase of FTC by Kaplan.

At March 30, 2003, the Company had $648.5 million in total debt outstanding, which was comprised of $217.4 million of commercial paper borrowings, $398.5 million of 5.5 percent unsecured notes due February 15, 2009, and $32.6 million in other debt.

During the first quarter of 2003 and 2002 the Company had average borrowings outstanding of approximately $601.6 million and $888.3 million, respectively, at average annual interest rates of approximately 4.2 percent and 3.5 percent, respectively. During the first quarter of 2003 and 2002, the Company incurred net interest expense on borrowings of $7.1 million and $8.7 million, respectively.

The Company expects to fund its estimated capital needs primarily through internally generated funds, and to a lesser extent, commercial paper borrowings. In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2003.

Forward-Looking Statements

This report contains certain forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to various risks and uncertainties that could cause actual results or events to differ materially from those anticipated in such statements. For more information about these forward-looking statements and related risks, please refer to the section titled “Forward-Looking Statements” in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

16.

Item 4. Controls and Procedures

A review and evaluation was performed by the Company’s management, at the direction of the Company’s Chief Executive Officer (the Company’s principal executive officer) and Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the Company’s Chief Executive Officer and Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that all material information required to be disclosed in the reports that the Company files or submits under the Exchange Act have been made known to them in a timely fashion. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of such evaluation.

17.

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

3.2	By-Laws of the Company as amended through May 8, 2003.

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

THE WASHINGTON POST COMPANY (Registrant)

Date:	May 12, 2003	/s/ DONALD E. GRAHAM
Donald E. Graham Chairman & Chief Executive Officer (Principal Executive Officer)

Date:	May 12, 2003	/s/ JOHN B. MORSE, JR.
John B. Morse, Jr. Vice President-Finance (Principal Financial Officer)

19.

CERTIFICATION PURSUANT TO

RULES 13A-14 AND 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donald E. Graham, Chief Executive Officer (principal executive officer) of The Washington Post Company (the “Registrant”), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

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

/s/ DONALD E. GRAHAM
Donald E. Graham Chief Executive Officer May 12, 2003

20.

CERTIFICATION PURSUANT TO

RULES 13A-14 AND 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John B. Morse, Jr., Vice President-Finance (principal financial officer) of The Washington Post Company (the “Registrant”), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

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

/s/ JOHN B. MORSE, JR.
John B. Morse, Jr. Vice President-Finance May 12, 2003

21.