Form 10-Q
period 2003-06-29
WASHINGTON POST CO
filed 2003-08-04
CIK 104889

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 29, 2003

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

Shares outstanding at July 28, 2003:

Class A Common Stock	1,722,250 Shares
Class B Common Stock	7,809,440 Shares

THE WASHINGTON POST COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Washington Post Company

Condensed Consolidated Statements of Income (Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(In thousands, except per share amounts)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Operating revenues
Advertising	$318,927	$316,102	$598,724	$589,671
Circulation and subscriber	176,348	168,614	348,534	329,755
Education	195,560	149,695	373,338	296,776
Other	16,105	13,292	26,784	31,823

	706,940	647,703	1,347,380	1,248,025

Operating costs and expenses
Operating	368,974	335,443	717,608	668,683
Selling, general and administrative	187,493	160,387	356,663	337,252
Depreciation of property, plant and equipment	43,212	41,286	86,607	82,459
Amortization of intangible assets	363	159	512	311

	600,042	537,275	1,161,390	1,088,705

Income from operations	106,898	110,428	185,990	159,320
Other income (expense)
Equity in losses of affiliates	(5,524)	(9,183)	(8,166)	(15,689)
Interest income	458	59	573	192
Interest expense	(6,658)	(8,797)	(13,896)	(17,664)
Other, net	2,274	(5,963)	50,409	491

Income before income taxes and cumulative effect of change in accounting principle	97,448	86,544	214,910	126,650
Provision for income taxes	36,800	35,400	81,200	51,800

Income before cumulative effect of change in accounting principle	60,648	51,144	133,710	74,850
Cumulative effect of change in method of accounting for goodwill and other intangible assets, net of taxes	—	—	—	(12,100)

Net income	60,648	51,144	133,710	62,750
Redeemable preferred stock dividends	(258)	(259)	(775)	(784)

Net income available for common shares	$60,390	$50,885	$132,935	$61,966

Basic earnings per share:
Before cumulative effect of change in accounting principle	$6.34	$5.35	$13.95	$7.79
Cumulative effect of change in accounting principle	—	—	—	(1.27)

Net income available for common stock	$6.34	$5.35	$13.95	$6.52

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$6.32	$5.34	$13.91	$7.78
Cumulative effect of change in accounting principle	—	—	—	(1.27)

Net income available for common stock	$6.32	$5.34	$13.91	$6.51

Dividends declared per common share	$1.45	$1.40	$4.35	$4.20

Basic average number of common shares outstanding	9,527	9,503	9,527	9,501
Diluted average number of common shares outstanding	9,555	9,521	9,554	9,516

The Washington Post Company

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(In thousands)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net income	$60,648	$51,144	$133,710	$62,750

Other comprehensive income (loss)
Foreign currency translation adjustment	5,088	4,318	8,193	4,417
Reclassification adjustment on sale of affiliate investment	—	—	(1,633)	—
Change in unrealized gain on available-for-sale securities	23,370	(13,049)	1,652	(15,430)
Less: reclassification adjustment for realized (gains) losses included in net income	—	—	214	(11,209)

	28,458	(8,731)	8,426	(22,222)
Income tax (expense) benefit related to other comprehensive income	(9,114)	5,080	(728)	10,345

	19,344	(3,651)	7,698	(11,877)

Comprehensive income	$79,992	$47,493	$141,408	$50,873

The Washington Post Company

Condensed Consolidated Balance Sheets

(In thousands)	June 29, 2003 (unaudited)	December 29, 2002
Assets
Current assets
Cash and cash equivalents	$30,796	$28,771
Investments in marketable equity securities	1,920	1,753
Accounts receivable, net	300,982	285,374
Inventories	31,476	27,629
Income taxes receivable	1,004	—
Other current assets	35,695	39,428

	401,873	382,955

Property, plant and equipment
Buildings	284,252	283,233
Machinery, equipment and fixtures	1,612,931	1,551,931
Leasehold improvements	94,671	85,720

	1,991,854	1,920,884
Less accumulated depreciation	(1,018,458)	(926,385)

	973,396	994,499
Land	34,550	34,530
Construction in progress	61,033	65,371

	1,068,979	1,094,400
Investments in marketable equity securities	216,265	214,780
Investments in affiliates	61,295	70,703
Goodwill, net	874,948	770,861
Indefinite-lived intangible assets, net	483,919	482,419
Amortized intangible assets, net	6,032	2,153
Prepaid pension cost	518,313	493,786
Deferred charges and other assets	83,442	71,837

	$3,715,066	$3,583,894

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$351,674	$336,582
Deferred revenue	160,372	135,419
Dividends declared	14,000	—
Federal and state income taxes payable	—	4,853
Short-term borrowings	195,141	259,258

	721,187	736,112

Postretirement benefits other than pensions	138,730	136,393
Other liabilities	198,538	194,480
Deferred income taxes	267,420	261,153
Long-term debt	427,793	405,547

	1,753,668	1,733,685

Redeemable preferred stock	12,622	12,916

Preferred stock	—	—

Common shareholders’ equity
Common stock	20,000	20,000
Capital in excess of par value	158,754	149,090
Retained earnings	3,271,174	3,179,607
Accumulated other comprehensive income (loss)
Cumulative foreign currency translation adjustment	(951)	(7,511)
Unrealized gain on available-for-sale securities	19,051	17,913
Cost of Class B common stock held in treasury	(1,519,252)	(1,521,806)

	1,948,776	1,837,293

	$3,715,066	$3,583,894

The Washington Post Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Twenty-six Weeks Ended
(In thousands)	June 29, 2003	June 30, 2002
Cash flows from operating activities:
Net income	$133,710	$62,750
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	12,100
Depreciation of property, plant and equipment	86,607	82,459
Amortization of goodwill and other intangibles	512	311
Net pension benefit	(26,850)	(32,164)
Early retirement program expense	2,165	12,986
Gain from sale of affiliate	(49,762)	—
Gain on sale of marketable securities	—	(13,209)
Cost method and other investment write-downs	1,112	16,694
Equity in losses of affiliates, net of distributions	8,166	15,689
Provision for deferred income taxes	5,667	6,755
Change in assets and liabilities:
(Increase) decrease in accounts receivable, net	(2,957)	10,011
Increase in inventories	(3,847)	(10,246)
Increase in accounts payable and accrued liabilities	7,263	42,668
(Increase) decrease in income taxes receivable	(1,004)	10,253
(Decrease) increase in income taxes payable	(4,853)	3,267
Decrease in other assets and other liabilities, net	24,139	23,164
Other	(1,637)	(404)

Net cash provided by operating activities	178,431	243,084

Cash flows from investing activities:
Purchases of property, plant and equipment	(58,772)	(79,559)
Investments in certain businesses	(77,692)	(26,673)
Proceeds from the sale of business	65,000	—
Proceeds from sale of marketable securities	—	19,701
Other investments	(5,977)	(7,610)
Other	575	(189)

Net cash used in investing activities	(76,866)	(94,330)

Cash flows from financing activities:
Net repayment of commercial paper	(70,742)	(133,192)
Dividends paid	(28,143)	(27,123)
Common shares repurchased	—	(334)
Proceeds from exercise of stock options	1,252	3,132
Other	(1,672)	—

Net cash used in financing activities	(99,305)	(157,517)

Effect of currency exchange rate change	(235)	—

Net increase (decrease) in cash and cash equivalents	2,025	(8,763)
Beginning cash and cash equivalents	28,771	31,480

Ending cash and cash equivalents	$30,796	$22,717

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

Note 1: Acquisitions, Exchanges and Dispositions.

In the second quarter of 2003, Kaplan acquired two additional businesses in its higher education and professional divisions for a total of $17.5 million, financed through cash and debt, with $3 million remaining to be paid. In addition, the cable division acquired a system in North Dakota for $1.5 million. Most of the purchase price for these acquisitions has been preliminarily allocated to goodwill and intangible assets.

In March 2003, Kaplan completed its acquisition of the stock of Financial Training Corporation (FTC), for £55.3 million ($87.4 million). Headquartered in London, FTC provides test preparation services for accountants and financial services professionals, with 18 training centers in the United Kingdom and Asia. The acquisition was financed through cash and debt with $26.5 million remaining to be paid, primarily to employees of the business. Most of the purchase price has been allocated to goodwill, on a preliminary basis.

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

Note 2: Investments.

Investments in marketable equity securities at June 29, 2003 and December 29, 2002 consist of the following (in thousands):

	June 29, 2003	December 29, 2002
Total cost	$186,955	$187,169
Gross unrealized gains	31,230	29,364

Total fair value	$218,185	$216,533

There were no sales of marketable securities in the first six months of 2003. During the first quarter of 2002, the Company sold its shares of Ticketmaster, resulting in a pre-tax gain of $13.2 million. There were no sales of marketable equity securities in the second quarter of 2002.

At June 29, 2003 and December 29, 2002, the carrying value of the Company’s cost method investments was $9.0 million and $9.5 million, respectively. There were no investments in companies constituting cost method investments during the first six months of 2003 or 2002.

The Company recorded charges of $0 million and $1.1 million during the second quarter and first six months of 2003, respectively, to write-down certain of its investments to estimated fair value; for the same periods of 2002, the Company recorded charges of $6.6 million and $16.7 million, respectively. The Company’s 2002 write-downs relate to several investments. Three of the investments were written down by an aggregate $11.1 million, primarily as a result of significant recurring losses in each of the underlying businesses, with the write-downs recorded based on the Company’s best estimate of the fair value of each of these investments. Another of the Company’s investments was written down by $2.8 million, due to the investee’s announced merger and the Company’s best estimate of anticipated proceeds.

Note 3: Borrowings.

Long-term debt consists of the following (in millions):

	June 29, 2003	December 30, 2002
Commercial paper borrowings	$188.5	$259.3
5.5 percent unsecured notes due February 15, 2009	398.5	398.4
4.0 percent notes due 2004-2006 (£16.7 million)	26.5	—
Other indebtedness	9.4	7.1

Total	622.9	664.8
Less current portion	(195.1)	(259.3)

Total long-term debt	$427.8	$405.5

The Company’s commercial paper borrowings at June 29, 2003 were at an average interest rate of 1.2 percent and mature through August 2003; the Company’s commercial paper borrowings at December 30, 2002 were at an average interest rate of 1.6 percent and matured through April 2003. The notes of £16.7 million were issued to current FTC employees who were former FTC shareholders in connection with the acquisition. The noteholders, at their discretion, may elect to receive 25 percent of their outstanding balance in January 2004. In August 2004, 50 percent of the original outstanding balance (less any amounts paid in January 2004) is due for payment. The remaining balance outstanding is due for repayment in August 2006. The Company’s other indebtedness at June 29, 2003 and December 30, 2002 is at interest rates of 6 percent to 7 percent and matures from 2004 to 2007.

During the second quarter of 2003 and 2002, the Company had average borrowings outstanding of approximately $633.2 million and $830.6 million, respectively, at average annual interest rates of approximately 4.1 percent and 3.7 percent, respectively. During the second quarter of 2003 and 2002, the Company incurred net interest expense on borrowings of $6.2 million and $8.7 million, respectively.

During the first six months of 2003 and 2002, the Company had average borrowings outstanding of approximately $617.4 million and $859.5 million, respectively, at average annual interest rates of approximately 4.1 percent and 3.6 percent, respectively. During the first six months of 2003 and 2002, the Company incurred net interest expense on borrowings of $13.3 million and $17.5 million, respectively.

Note 4: Business Segments.

The following table summarizes financial information related to each of the Company’s business segments. The 2003 and 2002 asset information is as of June 29, 2003 and December 29, 2002, respectively.

Second Quarter Period

(in thousands)

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
2003
Operating revenues	$223,142	$81,825	$91,861	$114,552	$195,560	$—	$706,940
Income (loss) from operations	$37,030	$38,986	$12,404	$21,248	$3,527	$(6,297)	$106,898
Equity in losses of affiliates							(5,524)
Interest expense, net							(6,200)
Other, net							2,274

Income before income taxes							$97,448

Depreciation expense	$10,451	$2,774	$929	$22,964	$6,094	$—	$43,212
Amortization expense	$4	$—	$—	$37	$322	$—	$363
Net pension credit (expense)	$1,792	$1,065	$8,998	$(243)	$(352)	$—	$11,260
Identifiable assets	$701,725	$410,696	$497,092	$1,134,182	$675,640	$16,251	$3,435,586
Investments in marketable equity securities							218,185
Investments in affiliates							61,295

Total assets							$3,715,066

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
2002
Operating revenues	$215,067	$86,092	$88,886	$107,963	$149,695	$—	$647,703
Income (loss) from operations	$37,811	$43,459	$13,272	$21,766	$624	$(6,504)	$110,428
Equity in losses of affiliates							(9,183)
Interest expense, net							(8,738)
Other, net							(5,963)

Income before income taxes							$86,544

Depreciation expense	$10,744	$2,784	$1,022	$20,738	$5,998	$—	$41,286
Amortization expense	$4	$—	$—	$39	$116	$—	$159
Net pension credit (expense)	$5,492	$1,220	$7,221	$(226)	$(298)	$—	$13,409
Identifiable assets	$690,197	$413,663	$488,562	$1,142,995	$542,251	$18,990	$3,296,658
Investments in marketable equity securities							216,533
Investments in affiliates							70,703

Total assets							$3,583,894

Six Month Period

(in thousands)

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
2003
Operating revenues	$427,182	$152,577	$169,363	$224,920	$373,338	$—	$1,347,380
Income (loss) from operations	$58,388	$65,333	$13,241	$42,010	$19,454	$(12,436)	$185,990
Equity in losses of affiliates							(8,166)
Interest expense, net							(13,323)
Other, net							50,409

Income before income taxes							$214,910

Depreciation expense	$21,748	$5,520	$1,881	$45,677	$11,781	$—	$86,607
Amortization expense	$8	$—	$—	$75	$429	$—	$512
Net pension credit (expense)	$5,749	$2,130	$17,995	$(485)	$(704)	$—	$24,685

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
2002
Operating revenues	$415,839	$161,510	$163,904	$209,996	$296,776	$—	$1,248,025
Income (loss) from operations	$55,354	$77,010	$1,694	$37,808	$74	$(12,620)	$159,320
Equity in losses of affiliates							(15,689)
Interest expense, net							(17,472)
Other, net							491

Income before income taxes							$126,650

Depreciation expense	$21,623	$5,549	$2,072	$41,217	$11,998	$—	$82,459
Amortization expense	$8	$—	$—	$78	$225	$—	$311
Net pension credit (expense)	$10,983	$2,440	$6,803	$(451)	$(597)	$—	$19,178

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

Cable television operations consist of cable systems offering basic cable, digital cable, pay television, cable modem and other services to approximately 715,000 subscribers in midwestern, western, and southern states.

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

The Company’s goodwill and other intangible assets as of June 29, 2003 and December 29, 2002 were as follows (in thousands):

	Gross	Accumulated Amortization	Net
2003
Goodwill	$1,173,350	$298,402	$874,948
Indefinite-lived intangible assets	647,725	163,806	483,919
Amortized intangible assets	7,916	1,884	6,032

	$1,828,991	$464,092	$1,364,899

2002
Goodwill	$1,069,263	$298,402	$770,861
Indefinite-lived intangible assets	646,225	163,806	482,419
Amortized intangible assets	3,525	1,372	2,153

	$1,719,013	$463,580	$1,255,433

Activity related to the Company’s goodwill and amortized intangible assets during the six months ended June 29, 2003 was as follows (in thousands):

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Goodwill, net
Beginning of year	$72,738	$203,165	$69,556	$85,666	$339,736	$770,861
Acquisitions					101,719	101,719
Disposition	(1,461)	—	—	—	—	(1,461)
Foreign currency exchange rate changes	—	—	—	—	3,829	3,829

Balance at June 29, 2003	$71,277	$203,165	$69,556	$85,666	$445,284	$874,948

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Amortized intangible assets, net
Beginning of year	$45	—	—	$1,232	$876	$2,153
Acquisitions					4,391	4,391
Amortization	(8)			(75)	(429)	(512)

Balance at June 29, 2003	$37	—	—	$1,157	$4,838	$6,032

The Company’s indefinite-lived intangible assets increased $1.5 million during the first six months of 2003 due to an acquisition by the cable division.

As required under SFAS 142, the Company completed its transitional impairment review of indefinite-lived intangible assets and goodwill in 2002. The expected future cash flows for PostNewsweek Tech Media (part of the magazine publishing segment), on a discounted basis, did not support the net carrying value of the related goodwill. Accordingly, an after-tax goodwill impairment loss of $12.1 million, or $1.27 per share was recorded. The loss is included in the Company’s 2002 year-to-date results as a cumulative effect of change in accounting principle

Note 6: Change in Accounting Method—Stock Options

Effective the first day of the Company’s 2002 fiscal year, the Company adopted the fair-value-based method of accounting for Company stock options as outlined in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). This change in accounting method was applied prospectively to all awards granted from the beginning of the Company’s fiscal year 2002 and thereafter. Stock options awarded prior to fiscal 2002 are accounted for under the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table presents what the Company’s results would have been had the fair values of options granted after 1995, but prior to 2002, been recognized as compensation expense in the second quarter and first six-months of 2003 and 2002 (in thousands, except per share amounts).

	Quarter ended		Six-months ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Company stock-based compensation expense included in net income (pre-tax)	$142	$—	$284	$—

Net income available for common shares, as reported	$60,390	$50,885	$132,935	$61,966
Stock-based compensation expense not included in net income (after-tax)	790	904	1,580	1,809

Pro forma net income available for common shares	$59,600	$49,981	$131,355	$60,157

Basic earnings per share, as reported	$6.34	$5.35	$13.95	$6.52
Pro forma basic earnings per share	$6.26	$5.26	$13.79	$6.33
Diluted earnings per share, as reported	$6.32	$5.34	$13.91	$6.51
Pro forma diluted earnings per share	$6.24	$5.25	$13.75	$6.32

Note 7: Antidilutive Securities

The second quarter 2003 diluted earnings per share amount excludes the effects of 11,500 stock options outstanding as their inclusion would be antidilutive (there were no antidilutive stock options outstanding during the second quarter of 2002).

The year-to-date 2003 and 2002 diluted earnings per share amounts exclude the effects of 11,500 and 1,000 stock options outstanding, respectively, as their inclusion would be antidilutive.

Note 8: Pension Plan Amendment

Effective June 1, 2003, the retirement pension program for certain employees at the Post was amended and provides for increased annuity payments for vested employees retiring after this date. This plan amendment was not significant to the newspaper division results for the second quarter of 2003.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This analysis should be read in conjunction with the consolidated financial statements and the notes thereto.

Revenues and expenses in the first and third quarters are customarily lower than those in the second and fourth quarters because of significant seasonal fluctuations in advertising volume.

Results of Operations

Net income for the second quarter of 2003 was $60.6 million ($6.32 per share), up from net income of $51.1 million ($5.34 per share) for the second quarter of last year.

Results for the second quarter of 2003 include an early retirement program charge at The Washington Post newspaper (after-tax impact of $1.3 million, or $0.14 per share). Results for the second quarter of 2002 included net losses on the write-down of certain investments (after-tax impact of $3.3 million, or $0.34 per share) and an early retirement program charge at Newsweek (after-tax impact of $1.6 million, or $0.17 per share).

Revenue for the second quarter of 2003 was $706.9 million, up 9 percent from $647.7 million in 2002. The increase in revenue is due mostly to significant revenue growth at the education division. Revenues at the Company’s cable, newspaper publishing, and magazine publishing divisions also increased for the second quarter of 2003, while revenues were down at the broadcast division.

Operating income for the quarter was down 3 percent for the second quarter of 2003 to $106.9 million, from $110.4 million in 2002. The Company’s results were adversely impacted by the sluggish economy, certain incremental costs due to the war in Iraq, increased depreciation expense, higher stock-based compensation expense accruals at the education division, and a reduced net pension credit, partially offset by improved operating results at the education division.

For the first six months of 2003, net income totaled $133.7 million ($13.91 per share), compared with net income of $62.8 million ($6.51 per share) for the same period of 2002. Results for the first six months of 2003 include an after-tax non-operating gain from the sale of the Company’s 50 percent interest in the International Herald Tribune (after-tax impact of $32.3 million, or $3.38 per share) and an early retirement program charge at The Washington Post newspaper (after-tax impact of $1.3 million, or $0.14 per share). Results for the first six months of 2002 included a transitional goodwill impairment loss (after-tax impact of $12.1 million, or $1.27 per share), charges from early retirement programs at Newsweek (after-tax impact of $7.7 million, or $0.81 per share), and a net non-operating gain from the sale of marketable securities (after-tax impact of $0.6 million, or $0.06 per share).

Revenue for the first half of 2003 was $1,347.4 million, up 8 percent over revenue of $1,248.0 million for the first six months of 2002. Operating income increased 17 percent to $186.0 million, from $159.3 million in 2002. Consistent with the Company’s results for the second quarter of 2003, the Company’s year-to-date results benefited from improved operating results at the education division. Year-to-date results also benefited from improved operating results at the cable, newspaper publishing, and magazine publishing divisions. These factors were offset in part by certain incremental costs due to the war in Iraq, a reduction in operating income at the broadcast division, increased depreciation expense, higher stock-based compensation expense accruals at the education division and a reduced net pension credit.

The Company’s operating income for the second quarter and first six months of 2003 includes $13.4 million and $26.9 million of net pension credits, respectively, compared to $16.1 million and $32.2 million for the same periods of 2002. At December 29, 2002, the Company reduced its assumption on discount rate from 7.0 percent to 6.75 percent. Due to the reduction in the discount rate and lower than expected investment returns in 2002, the net pension credit for 2003 is expected to be down by about $10 million compared to 2002, excluding charges related to early retirement programs.

Newspaper Publishing Division. Newspaper publishing division revenue totaled $223.1 million for the second quarter of 2003, an increase of 4 percent from revenue of $215.1 million in the second quarter of 2002; division revenue increased 3 percent to $427.2 million for the first six months of 2003, from $415.8 million for the first six months of 2002. Division operating income for the second quarter declined 2 percent to $37.0 million, from operating income of $37.8 million in the second quarter of 2002; operating income increased 5 percent to $58.4 million for the first six months of 2003, compared to operating income of $55.4 million for the first six months of 2002. The decrease in division operating income for the second quarter is due to a $2.2 million pre-tax early retirement charge at The Washington Post newspaper, a 10 percent increase in newsprint expense, incremental costs associated with the war in Iraq, and a reduced net pension credit, offset by increases in print and online advertising revenue. The increase in operating income for the first six months of 2003 is due to increased advertising revenue and cost control initiatives employed throughout the division, offset by the early retirement charge noted above and a reduced net pension credit.

Print advertising revenue at The Washington Post newspaper in the second quarter increased 3 percent to $148.1 million, from $143.7 million in 2002, and increased 2 percent to $280.6 million for the first six months of 2003, from $275.3 million for the first six months of 2002. The increase in print advertising revenues for the second quarter of 2003 was due to increases in general and preprint advertising revenues, which more than offset a decline in classified advertising revenue from volume declines. Classified recruitment advertising revenue decreased $2.8 million during the second quarter, due to a 20 percent volume decline. The increase in print advertising revenues for the first six months of 2003 is primarily due to increases in general and preprint advertising categories, offset by a $5.1 million decrease in classified recruitment advertising revenue resulting from a 19 percent volume decline.

For the first six months of 2003, Post daily and Sunday circulation declined 1.9 percent and 1.1 percent, respectively, compared to the same period of the prior year. For the six months ended June 29, 2003, average daily circulation at The Post totaled 745,000 and average Sunday circulation totaled 1,048,000.

Revenue generated by the Company’s online publishing activities, primarily washingtonpost.com, increased 27 percent to $11.1 million for the second quarter of 2003, versus $8.7 million for the second quarter of 2002; online revenues increased 27 percent to $20.6 million for the first six months of 2003, versus $16.2 million for 2002. Local and national online advertising revenues grew 47 percent and 59 percent for the second quarter and first six months of 2003, respectively. Revenues at the Jobs section of washingtonpost.com increased 24 percent in the second quarter of 2003 and increased 21 percent for the first six months of 2003.

In July, the Company announced that it will launch a new commuter newspaper, EXPRESS, in August. The new publication will appear each weekday morning, Monday through Friday, in tabloid form and will be distributed free-of-charge in the Washington area.

Television Broadcasting Division. Revenue for the television broadcasting division decreased 5 percent in the second quarter of 2003 to $81.8 million, from $86.1 million in 2002, due to declines in both local and national advertising, and higher political advertising in 2002. For the first six months of 2003, revenue decreased 6 percent to $152.6 million, from $161.5 million in 2002, due to heavy Olympics-related advertising at the Company’s NBC affiliates in the first quarter of 2002, declines in both local and national advertising, higher political advertising in 2002, and several days of commercial-free coverage in connection with the Iraq war in March 2003.

Operating income for the second quarter and first six months of 2003 decreased 10 percent and 15 percent, respectively, to $39.0 million and $65.3 million, respectively, from operating income of $43.5 million and $77.0 million for the second quarter and first six months of 2002, respectively. The operating income declines are primarily related to the revenue reductions discussed above.

In July 2002, WJXT in Jacksonville, Florida began operations as an independent station when its network affiliation with CBS ended.

Magazine Publishing Division. Revenue for the magazine publishing division totaled $91.9 million for the second quarter of 2003, a 3 percent increase from $88.9 million for the second quarter of 2002; division revenue totaled $169.4 million for the first six months of 2003, a 3 percent increase from $163.9 million for the first six months of 2002. The revenue increase for the second quarter was primarily due to the timing of the primary trade show of PostNewsweek Tech Media, which was in the second quarter of 2003 versus the first quarter of 2002. This increase more than offset a second quarter drop of 6 percent in advertising revenues at Newsweek due to declines in ad pages at both the domestic and international editions. Travel-related advertising revenues at the Pacific edition of Newsweek were down sharply in the second quarter of 2003 due to the SARS outbreak. The increase in revenues for the first six months of 2003 is primarily due to increased advertising revenue at Newsweek, as a result of increased ad pages at the domestic edition, as well as one additional issue of both the domestic and international editions.

Operating income totaled $12.4 million for the second quarter of 2003, a 7 percent decline from operating income of $13.3 million in the second quarter of 2002. In the second quarter of 2002, Newsweek had a $2.7 million charge in connection with an early retirement program. The decline in operating income is primarily due to the reduction in advertising revenue, increased manufacturing and distribution expenses at the international editions of Newsweek, and a reduced net pension credit. Operating income totaled $13.2 million for the first six months of 2003, up from operating income of $1.7 million for the first six months of 2002. The year-to-date improvement in operating results is primarily attributable to $13.0 million in charges in connection with early retirement programs at Newsweek in 2002.

Cable Television Division. Cable division revenue of $114.6 million for the second quarter of 2003 represents a 6 percent increase over 2002 second quarter revenue of $108.0 million; for the first six months of 2003, revenue increased 7 percent to $224.9 million, from $210.0 million in 2002. The 2003 revenue increase is principally due to rapid growth in the division’s cable modem and digital service revenues, offset by lower pay and basic revenues due to fewer basic and pay subscribers and the lack of rate increases due to a decision to freeze most rates for Cable One subscribers in 2003 (the Company’s price increases normally take effect in the second quarter each year).

Cable division operating income for the second quarter of 2003 decreased 2 percent to $21.2 million, from operating income of $21.8 million for the second quarter of 2002. The decrease in operating income is due mostly to the division’s higher depreciation and programming expenses, along with an increase in technical, internet, marketing and employee benefits costs; part of the decrease is also attributable to the rate freeze on subscribers noted above. Cable division operating income for the first six months of 2003 increased 11 percent to $42.0 million, from operating income of $37.8 million for the first six months of 2002. The increase is due mostly to the division’s significant revenue growth, offset by higher depreciation and programming expenses, along with an increase in technical, internet, marketing, and employee benefits costs.

The increase in depreciation expense is due to significant capital spending in recent years that has enabled the cable division to offer digital and broadband cable services to its subscribers. The cable division began its rollout plan for these services in the third quarter of 2000. At June 30, 2003, the cable division had approximately 210,000 digital cable subscribers, representing a 30 percent penetration of the subscriber base in the markets where digital services are offered. Digital services are offered in markets serving 99 percent of the cable division’s subscriber base. The initial rollout plan for the new digital cable services included an offer for the cable division’s customers to obtain these services free for one year. At the end of June 2003, the cable division had about 203,900 paying digital subscribers.

At June 30, 2003, the cable division had 714,500 basic subscribers, lower than 736,100 basic subscribers at the end of June 2002 and 718,000 basic subscribers at the end of December 2002. At June 30, 2003, the cable division had 106,600 CableONE.net service subscribers, compared to 60,600 at the end of June 2002, due to a large increase in the Company’s cable modem deployment (offered to 99 percent of homes passed at the end of June 2003) and take-up rates.

At June 30, 2003, Revenue Generating Units (RGUs), representing the sum of basic, digital, and high-speed data customers, as defined by the NCTA Standard Reporting Categories, totaled 1,025,400, compared to 886,300 as of June 30, 2002. The increase is due to increased paying digital cable and high-speed data customers.

Below are details of Cable division capital expenditures for the first six months of 2003 and 2002, as defined by the NCTA Standard Reporting Categories (in millions):

	2003	2002
Customer Premise Equipment	$7.4	$15.1
Commercial	0.1	0.1
Scaleable Infrastructure	2.4	6.5
Line Extensions	4.4	6.1
Upgrade/Rebuild	14.5	23.4
Support Capital	6.0	4.4

Total	$34.8	$55.6

Education Division. Education division revenue totaled $195.6 million for the second quarter of 2003, a 31 percent increase over revenue of $149.7 million for the same period of 2002. Kaplan reported operating income for the second quarter of 2003 of $3.5 million, compared to operating income of $0.6 million in the second quarter of 2002. Approximately 41 percent of the increase in Kaplan revenue is from acquired businesses, primarily in the higher education division and the professional training schools that are part of supplemental education. For the first six months of 2003, education division revenue totaled $373.3 million, a 26 percent increase over revenue of $296.8 million for the same period of 2002. Kaplan reported operating income of $19.5 million for the first six months of 2003, compared to operating income of $0.1 million for the first six months of 2002. Approximately 33 percent of the increase in Kaplan revenue is from acquired businesses, primarily in the higher education division and the professional training schools that are part of supplemental education. A summary of operating results for the second quarter and the first six months of 2003 compared to 2002 is as follows:

(In thousands)

	Second Quarter			Year-to-Date
	2003	2002	% Change	2003	2002	% Change
Revenue
Supplemental education	$115,708	$92,623	25	$213,890	$183,373	17
Higher education	79,852	57,072	40	159,448	113,403	41

	$195,560	$149,695	31	$373,338	$296,776	26

Operating income (loss)
Supplemental education	$21,643	$10,989	97	$40,195	$24,191	66
Higher education	9,099	5,065	80	24,021	13,951	72
Kaplan corporate overhead	(6,893)	(5,314)	(30)	(14,333)	(11,216)	(28)
Other*	(20,322)	(10,116)	(101)	(30,429)	(26,852)	(13)

	$3,527	$624	465	$19,454	$74	—

*	Other includes charges accrued for stock-based incentive compensation and amortization of certain intangibles.

Supplemental education includes Kaplan’s test preparation, professional training, and Score! businesses. On March 31, 2003, Kaplan completed its acquisition of Financial Training Corporation (FTC) for £55.3 million ($87.4 million), financed through cash and debt. Headquartered in London, FTC provides test preparation services for accountants and financial services professionals, with training centers in the United Kingdom and Asia. The improvement in supplemental education results for the second quarter and the first six months of 2003 is due to increased enrollment at Kaplan’s traditional test preparation business, significant increases in the professional real estate courses, and the FTC acquisition. Score! also contributed to the improved results, with increased enrollments at existing centers, and five new centers compared to last year.

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

Other expense is comprised of accrued charges for stock-based incentive compensation arising from a stock option plan established for certain members of Kaplan’s management and amortization of certain intangibles. Under the stock-based incentive plan, the amount of compensation expense varies directly with the estimated fair value of Kaplan’s common stock and the number of options outstanding. At the end of each of the first, second and third quarters, the Company estimates the value of Kaplan based upon a comparison of operating results and public market values of other education companies. At the end of each year, a final value is set by the Compensation Committee of the Company’s Board of Directors. Over the past several years, the value of education companies has fluctuated significantly and there could be significant volatility in the amounts recorded as expense each quarter. If Kaplan’s profits continue to grow and values of education companies remain relatively high, this could lead to larger accruals in upcoming quarters. The Company recorded expense of $20.0 million and $10.0 million for the second quarter of 2003 and 2002, respectively, and $30.0 million and $26.6 million for the first six months of 2003 and 2002, respectively, related to this plan. The increased stock compensation expense in the second quarter of 2003 reflects the positive earnings growth of Kaplan and the general rise in valuations of education companies over the past three months.

Equity in Losses of Affiliates. The Company’s equity in losses of affiliates for the second quarter of 2003 was $5.5 million, compared to losses of $9.2 million for the second quarter of 2002. For the first six months of 2003, the Company’s equity in losses of affiliates totaled $8.2 million, compared to losses of $15.7 million for the same period of 2002. The Company’s affiliate investments consist of a 49 percent interest in BrassRing LLC and a 49 percent interest in Bowater Mersey Paper Company Limited.

BrassRing results improved this year, despite a 2003 second quarter charge arising from the shutdown of one of BrassRing businesses, which increased the Company’s equity in losses of BrassRing by $2.2 million. The Company’s equity in losses of BrassRing totaled $4.3 million and $6.3 million for the second quarter and year-to-date of 2003, respectively, compared to $6.5 million and $10.7 million for the same periods of 2002.

On January 1, 2003, the Company sold its 50 percent interest in the International Herald Tribune for $65 million and the Company recorded an after-tax non-operating gain of $32.3 million in the first quarter of 2003.

Non-Operating Items. The Company recorded other non-operating income, net, of $2.3 million for the second quarter of 2003, compared to $6.0 million of non-operating expense, net, in the second quarter of 2002. The 2003 non-operating income, net is primarily related to foreign currency gains, and the 2002 non-operating expense, net, includes charges for the write-down of certain investments.

The Company recorded non-operating income, net, of $50.4 million for the first six months of 2003, compared to non-operating income, net, of $0.5 million for the same period of the prior year. The 2003 non-operating income, net, is comprised mostly of a $49.8 million pre-tax gain from the sale of the Company’s 50 percent interest in the International Herald Tribune. The 2002 non-operating income, net, includes a gain on the sale of marketable securities, offset by write-downs recorded on certain investments.

A summary of non-operating income (expense) for the twenty-six weeks ended June 29, 2003, and June 30, 2002, follow (in millions):

	2003	2002
Gain on sale of interest in IHT	$49.8	$—
Impairment write-downs on cost method and other investments	(1.1)	(16.7)
Gain on sale of marketable securities	—	13.2
Foreign currency gains (losses), net	0.8	—
Other gains	0.9	4.0

Total	$50.4	$0.5

Net Interest Expense. The Company incurred net interest expense of $6.2 million for the second quarter of 2003, compared to $8.7 million for the second quarter of 2002; net interest expense totaled $13.3 million for the first six months of 2003, versus $17.5 million in 2002. The reduction is due to lower average borrowings in the first six months of 2003 versus the same period of the prior year. At June 30, 2003, the Company had $622.9 million in borrowings outstanding at an average interest rate of 4.1 percent.

Provision for Income Taxes. The effective tax rate for the second quarter and first six months of 2003 was 37.8 percent, compared to 40.9 percent for the same periods of 2002. The 2003 rate benefited from the 35.1 percent effective tax rate applicable to the one-time gain arising from the sale of the Company’s interest in the International Herald Tribune. The effective tax rate for 2003 has also declined due to an increase in operating earnings and a decrease in the overall state tax rate.

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

Earnings Per Share. The calculation of diluted earnings per share for the second quarter and first six months of 2003 was based on 9,555,000 and 9,554,000 weighted average shares outstanding, respectively, compared to 9,521,000 and 9,516,000 weighted average shares outstanding, respectively, for the second quarter and first six months of 2002. The Company made no significant repurchases of its stock during the first half of 2003.

Stock Options—Change in Accounting Method. Effective the first day of the Company’s 2002 fiscal year, the Company has adopted the fair-value-based method of accounting for company stock options as outlined in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). This change in accounting method will be applied prospectively to all awards granted from the beginning of the Company’s fiscal year 2002 and thereafter. Stock options awarded prior to fiscal 2002 will continue to be accounted for under the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

The Company recorded $284,000 in stock option expense for the first six-months of 2003; there was no Company stock option expense in the first six-months of 2002.

Financial Condition: Capital Resources and Liquidity

Acquisitions. In the second quarter of 2003, Kaplan acquired two additional businesses in its higher education and professional divisions for a total of $17.5 million, financed through cash and debt, with $3 million remaining to be paid. In addition, the cable division acquired a system in North Dakota for $1.5 million. Most of the purchase price for these acquisitions has been preliminarily allocated to goodwill.

In March 2003, Kaplan completed its acquisition of the stock of Financial Training Corporation (FTC), for £55.3 million ($87.4 million). Headquartered in London, FTC provides test preparation services for accountants and financial services professionals, with 18 training centers in the United Kingdom and Asia. The acquisition was financed through cash and debt with $26.5 million remaining to be paid, primarily to employees of the business. Most of the purchase price has been allocated to goodwill, on a preliminary basis.

Capital expenditures. During the first six months of 2003, the Company’s capital expenditures totaled $58.8 million. The Company anticipates it will spend approximately $160 to $170 million throughout 2003 for property and equipment.

Liquidity. Throughout the first six months of 2003, the Company’s borrowings, net of repayments, decreased by $41.9 million, with the decrease primarily due to cash flows from operations. While the Company paid down $72.4 million in commercial paper borrowings and other long-term debt during the first six months of 2003, the Company also financed part of certain acquisitions during this period, principally $26.5 million in debt from the FTC acquisition.

At June 29, 2003, the Company had $622.9 million in total debt outstanding, which comprised $188.5 million of commercial paper borrowings, $398.5 million of 5.5 percent unsecured notes due February 15, 2009, and $35.9 million in other debt.

During the second quarter of 2003 and 2002, the Company had average borrowings outstanding of approximately $633.2 million and $830.6 million, respectively, at average annual interest rates of approximately 4.1 percent and 3.7 percent, respectively. During the second quarter of 2003 and 2002, the Company incurred net interest expense on borrowings of $6.2 million and $8.7 million, respectively.

During the first six months of 2003 and 2002 the Company had average borrowings outstanding of approximately $617.4 million and $859.5 million, respectively, at average annual interest rates of approximately 4.1 percent and 3.6 percent, respectively. During the first six months of 2003 and 2002, the Company incurred net interest expense on borrowings of $13.3 million and $17.5 million, respectively.

At June 29, 2003 and December 29, 2002, the Company has a working capital deficit of $319.3 million and $353.2 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company has classified all of its commercial paper borrowing obligations as a current liability at June 29, 2003 and December 29, 2002 as the Company intends to pay down commercial paper borrowings from operating cash flow. However, the Company continues to maintain the ability to refinance such obligations on a long-term basis through new debt issuance and/or its revolving credit facility agreements.

The Company expects to fund its estimated capital needs primarily through internally generated funds, and to a lesser extent, commercial paper borrowings. In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2003.

The table below presents long-term debt maturities, required payments under contractual agreements for programming rights (includes commitments that are recorded in the consolidated balance sheet and commitments to purchase programming to be produced in future years) and future minimum lease payments to be made under noncancelable operating leases as of June 29, 2003:

Contractual Obligations

(in thousands)

Fiscal Year	Commercial Paper	Long-term Debt	Programming Purchase Commitments	Future Minimum Lease Payments	Total
Twenty-six weeks ended December 28, 2003	$188,516	$—	$15,761	$31,039	$235,316
2004	—	16,440	16,260	57,229	89,929
2005	—	3,190	12,407	51,120	66,717
2006	—	15,320	6,196	46,518	68,034
2007	—	935	851	41,118	42,904
Thereafter	—	398,533	2,313	100,716	501,562

Total	$188,516	$434,418	$53,788	$327,740	$1,004,462

Other Commercial Commitments

(in thousands)

Fiscal Year	Lines of Credit
Twenty-six weeks ended December 28, 2003	$350,000
2004	—
2005	—
2006	—
2007	350,000

Total	$700,000

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

Item 4. Controls and Procedures

An evaluation was performed by the Company’s management, at the direction of the Company’s Chief Executive Officer (the Company’s principal executive officer) and Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter. Based on that evaluation, the Company’s Chief Executive Officer and Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that all material information required to be disclosed in the reports that the Company files or submits under the Exchange Act have been made known to them in a timely fashion.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s May 8, 2003 Annual Meeting of Stockholders, the stockholders elected each of the nominees named in the Company’s proxy statement dated March 28, 2003 to its Board of Directors. The voting results are set forth below:

Class A Directors
Nominee	Votes For	Votes Withheld	Broker Non-Votes
Warren E. Buffett	1,722,250	-0-	-0-
Barry Diller	1,722,250	-0-	-0-
George J. Gillespie, III	1,722,250	-0-	-0-
Ralph E. Gomory	1,722,250	-0-	-0-
Donald E. Graham	1,722,250	-0-	-0-
Richard D. Simmons	1,722,250	-0-	-0-
George W. Wilson	1,722,250	-0-	-0-

Class B Directors
Nominee	Votes For	Votes Withheld	Broker Non-Votes
Daniel B. Burke	6,800,004	74,100	-0-
John L. Dotson Jr.	6,852,176	21,928	-0-
Alice M. Rivlin	6,814,797	59,307	-0-

Item 6. Exhibits and Reports on Form 8-K.

(a)	The following documents are filed as exhibits to this report:

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company as amended through May 12, 1988, and the Certificate of Designation for the Company’s Series A Preferred Stock filed January 22, 1996 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

3.2	By-Laws of the Company as amended through May 8, 2003 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Reported on Form 10-Q for the quarter ended March 30, 2003).

4.1	Form of the Company’s 5.50% Notes due February 15, 2009, issued under the Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.2	Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.3	364-Day Credit Agreement dated as of August 14, 2002, among the Company, Citibank, N.A., Wachovia Bank, National Association, SunTrust Bank, JPMorgan Chase Bank, Bank One, N.A., The Bank of New York and Riggs Bank (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002).

4.4	5-Year Credit Agreement dated as of August 14, 2002, among the Company, Citibank, N.A., Wachovia Bank, National Association, SunTrust Bank, JPMorgan Chase Bank, Bank One, N.A., The Bank of New York and Riggs Bank (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002).

4.5	The Washington Post Company Stock Option Plan as amended and restated effective May 31, 2003.

11	Calculation of Earnings per Share of Common Stock.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Form 8-K

Current report on Form 8-K filed April 22, 2003—The Washington Post Company Earnings Press Release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY
(Registrant)

Date: July 31, 2003	/s/ Donald E. Graham
Donald E. Graham, Chairman & Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2003	/s/ John B. Morse, Jr.
John B. Morse, Jr., Vice President-Finance (Principal Financial Officer)