Form 10-Q
period 2003-09-28
WASHINGTON POST CO
filed 2003-11-04
CIK 104889

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 28, 2003

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

Shares outstanding at October 28, 2003:

Class A Common Stock	1,722,250 Shares
Class B Common Stock	7,810,156 Shares

THE WASHINGTON POST COMPANY

Index to Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	a.	Condensed Consolidated Statements of Income (Unaudited) for the Thirteen and Thirty-Nine Weeks Ended September 28, 2003 and September 29, 2002	3

	b.	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Thirteen and Thirty-Nine Weeks Ended September 28, 2003 and September 29, 2002	5

	c.	Condensed Consolidated Balance Sheets at September 28, 2003 (Unaudited) and December 29, 2002	6

	d.	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Thirty-Nine Weeks Ended September 28, 2003 and September 29, 2002	7

	e.	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition		17

Item 4.	Controls and Procedures		26

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

Signatures			28

2.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Washington Post Company

Condensed Consolidated Statements of Income (Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands, except per share amounts)	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Operating revenues
Advertising	$287,984	$292,523	$886,707	$882,183
Circulation and subscriber	175,595	171,535	524,128	501,382
Education	224,663	160,454	598,001	457,148
Other	17,837	15,781	44,623	47,605

	706,079	640,293	2,053,459	1,888,318

Operating costs and expenses
Operating	378,864	342,411	1,096,472	1,011,093
Selling, general and administrative	244,299	162,642	600,962	499,895
Depreciation of property, plant and equipment	42,420	45,808	129,027	128,267
Amortization of intangible assets	398	172	910	483

	665,981	551,033	1,827,371	1,639,738

Income from operations	40,098	89,260	226,088	248,580
Other income (expense)
Equity in losses of affiliates	(1,116)	(1,254)	(9,282)	(16,943)
Interest income	189	69	762	261
Interest expense	(7,037)	(8,717)	(20,932)	(26,381)
Other, net	1,565	1,115	51,973	1,606

Income before income taxes and cumulative effect of change in accounting principle	33,699	80,473	248,609	207,123
Provision for income taxes	13,800	32,700	95,000	84,500

Income before cumulative effect of change in accounting principle	19,899	47,773	153,609	122,623
Cumulative effect of change in method of accounting for goodwill and other intangible assets, net of taxes	—	—	—	(12,100)

Net income	19,899	47,773	153,609	110,523
Redeemable preferred stock dividends	(252)	(249)	(1,027)	(1,033)

Net income available for common shares	$19,647	$47,524	$152,582	$109,490

Basic earnings per share:
Before cumulative effect of change in accounting principle	$2.06	$5.00	$16.01	$12.79
Cumulative effect of change in accounting principle	—	—	—	(1.27)

Net income available for common stock	$2.06	$5.00	$16.01	$11.52

3.

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$2.06	$4.99	$15.97	$12.77
Cumulative effect of change in accounting principle	—	—	—	(1.27)

Net income available for common stock	$2.06	$4.99	$15.97	$11.50

Dividends declared per common share	$1.45	$1.40	$5.80	$5.60

Basic average number of common shares outstanding	9,532	9,506	9,528	9,502
Diluted average number of common shares outstanding	9,556	9,523	9,554	9,518

4.

The Washington Post Company

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Net income	$19,899	$47,773	$153,609	$110,523

Other comprehensive income (loss)
Foreign currency translation adjustment	572	(1,906)	8,765	2,511
Reclassification adjustment on sale of affiliate investment	—	—	(1,633)	—
Change in unrealized gain on available-for-sale securities	6,044	20,427	7,696	4,997
Less: reclassification adjustment for realized (gains) losses included in net income	—	—	214	(11,209)

	6,616	18,521	15,042	(3,701)
Income tax (expense) benefit related to other comprehensive income	(2,357)	(7,961)	(3,085)	2,383

	4,259	10,560	11,957	(1,318)

Comprehensive income	$24,158	$58,333	$165,566	$109,205

5.

The Washington Post Company

Condensed Consolidated Balance Sheets

(In thousands)	September 28, 2003 (unaudited)	December 29, 2002
Assets

Current assets
Cash and cash equivalents	$47,097	$28,771
Investments in marketable equity securities	2,061	1,753
Accounts receivable, net	318,410	285,374
Inventories	32,582	27,629
Income taxes receivable	17,746	—
Other current assets	40,854	39,428

	458,750	382,955
Property, plant and equipment
Buildings	285,844	283,233
Machinery, equipment and fixtures	1,641,283	1,551,931
Leasehold improvements	96,904	85,720

	2,024,031	1,920,884
Less accumulated depreciation	(1,059,085)	(926,385)

	964,946	994,499
Land	34,550	34,530
Construction in progress	56,717	65,371

	1,056,213	1,094,400
Investments in marketable equity securities	222,168	214,780
Investments in affiliates	60,378	70,703
Goodwill, net	917,747	770,861
Indefinite-lived intangible assets, net	484,556	482,419
Amortized intangible assets, net	4,302	2,153
Prepaid pension cost	532,277	493,786
Deferred charges and other assets	78,150	71,837

	$3,814,541	$3,583,894

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$429,996	$336,582
Deferred revenue	177,322	135,419
Dividends declared	14,100	—
Federal and state income taxes payable	—	4,853
Short-term borrowings	168,966	259,258

	790,384	736,112

Postretirement benefits other than pensions	140,018	136,393
Other liabilities	209,788	194,480
Deferred income taxes	279,409	261,153
Long-term debt	421,769	405,547

	1,841,368	1,733,685

Redeemable preferred stock	12,540	12,916

Preferred stock	—	—

Common shareholders’ equity
Common stock	20,000	20,000
Capital in excess of par value	160,121	149,090
Retained earnings	3,276,900	3,179,607
Accumulated other comprehensive income (loss)
Cumulative foreign currency translation adjustment	(379)	(7,511)
Unrealized gain on available-for-sale securities	22,734	17,913
Cost of Class B common stock held in treasury	(1,518,743)	(1,521,806)

	1,960,633	1,837,293

	$3,814,541	$3,583,894

6.

The Washington Post Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Thirty-Nine Weeks Ended
(In thousands)	September 28, 2003	September 29, 2002
Cash flows from operating activities:
Net income	$153,609	$110,523
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	12,100
Depreciation of property, plant and equipment	129,027	128,267
Amortization of goodwill and other intangibles	910	483
Net pension benefit	(40,995)	(48,280)
Early retirement program expense	2,165	19,001
Gain from sale of affiliate	(49,762)	—
Gain on sale of marketable securities	—	(13,209)
Cost method and other investment write-downs	1,112	18,194
Equity in losses of affiliates, net of distributions	9,282	16,943
Provision for deferred income taxes	15,263	18,514
Change in assets and liabilities:
Increase in accounts receivable, net	(11,745)	(8,242)
Increase in inventories	(4,044)	(17,166)
Increase in accounts payable and accrued liabilities	82,151	68,508
(Increase) decrease in income taxes receivable	(17,746)	10,253
(Decrease) increase in income taxes payable	(4,853)	5,126
Decrease in other assets and other liabilities, net	41,693	24,642
Other	(210)	(1,931)

Net cash provided by operating activities	305,857	343,726

Cash flows from investing activities:
Purchases of property, plant and equipment	(86,696)	(116,882)
Investments in certain businesses	(108,683)	(26,673)
Proceeds from the sale of business	65,000	—
Proceeds from sale of marketable securities	—	19,701
Other investments	(5,977)	(7,610)
Other	599	706

Net cash used in investing activities	(135,757)	(130,758)

Cash flows from financing activities:
Net repayment of commercial paper	(109,424)	(172,693)
Dividends paid	(42,217)	(40,686)
Common shares repurchased	—	(786)
Proceeds from exercise of stock options	2,789	4,997
Other	(2,600)	—

Net cash used in financing activities	(151,452)	(209,168)

Effect of currency exchange rate change	(322)	—

Net increase in cash and cash equivalents	18,326	3,800

Beginning cash and cash equivalents	28,771	31,480

Ending cash and cash equivalents	$47,097	$35,280

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

Note 1: Acquisitions, Exchanges and Dispositions.

In the third quarter of 2003, Kaplan acquired five additional businesses in its higher education and professional divisions for a total of $38.2 million, financed through cash and debt, with $4 million remaining to be paid. In addition, the cable division acquired two additional systems for $1.2 million. Most of the purchase price for these acquisitions has been preliminarily allocated to goodwill.

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

In March 2003, Kaplan completed its acquisition of the stock of Financial Training Corporation (FTC), for £55.3 million ($87.4 million). Headquartered in London, FTC provides test preparation services for accountants and financial services professionals, with 18 training centers in the United Kingdom and Asia. The acquisition was financed through cash and debt with $26.5 million remaining to be paid, primarily to employees of the business. Most of the purchase price has been allocated to goodwill on a preliminary basis.

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

Note 2: Investments.

Investments in marketable equity securities at September 28, 2003 and December 29, 2002 consist of the following (in thousands):

	September 28, 2003	December 29, 2002
Total cost	$186,955	$187,169
Gross unrealized gains	37,274	29,364

Total fair value	$224,229	$216,533

8.

There were no sales of marketable securities in the first nine months of 2003. During the first quarter of 2002, the Company sold its shares of Ticketmaster, resulting in a pre-tax gain of $13.2 million. There were no sales of marketable equity securities in the second or third quarters of 2002.

At September 28, 2003 and December 29, 2002, the carrying value of the Company’s cost method investments was $9.0 million and $9.5 million, respectively. There were no significant investments in companies constituting cost method investments during the first nine months of 2003 or 2002.

The Company recorded charges of $0 million and $1.1 million during the third quarter and first nine months of 2003, respectively, to write-down certain of its investments to estimated fair value; for the same periods of 2002, the Company recorded charges of $1.5 million and $18.2 million, respectively. The Company’s 2002 write-downs relate to several investments. Three of the investments were written down by an aggregate $12.6 million, primarily as a result of significant recurring losses in each of the underlying businesses, with the write-downs recorded based on the Company’s best estimate of the fair value of each of these investments. Another of the Company’s investments was written down by $2.8 million, due to the investee’s announced merger and the Company’s best estimate of anticipated proceeds.

Note 3: Borrowings.

Long-term debt consists of the following (in millions):

	September 28, 2003	December 30, 2002
Commercial paper borrowings	$149.8	$259.3
5.5 percent unsecured notes due February 15, 2009	398.6	398.4
4.0 percent notes due 2004-2006 (£16.7 million)	27.9	—
Other indebtedness	14.4	7.1

Total	590.7	664.8
Less current portion	(169.0)	(259.3)

Total long-term debt	$421.7	$405.5

The Company’s commercial paper borrowings at September 28, 2003 were at an average interest rate of 1.1 percent and mature through January 2004; the Company’s commercial paper borrowings at December 30, 2002 were at an average interest rate of 1.6 percent and matured through April 2003. The notes of £16.7 million were issued to current FTC employees who were former FTC shareholders in connection with the acquisition. The noteholders, at their discretion, may elect to receive 25 percent of their outstanding balance in January 2004. In August 2004, 50 percent of the original outstanding balance (less any amounts paid in January 2004) is due for payment. The remaining balance outstanding is due for repayment in August 2006. The Company’s other indebtedness at September 28, 2003 and December 30, 2002 is at interest rates of 6 percent to 7 percent and matures from 2004 to 2007.

During the third quarter of 2003, the Company replaced its $350 million 364-day revolving credit facility with a new $250 million revolving credit facility, which expires in August 2004.

During the third quarter of 2003 and 2002, the Company had average borrowings outstanding of approximately $595.5 million and $773.4 million, respectively, at average annual interest rates of approximately 4.3 percent and 3.8 percent, respectively. During the third quarter of 2003 and 2002, the Company incurred net interest expense on borrowings of $6.8 million and $8.6 million, respectively.

9.

During the first nine months of 2003 and 2002, the Company had average borrowings outstanding of approximately $610.1 million and $830.8 million, respectively, at average annual interest rates of approximately 4.2 percent and 3.6 percent, respectively. During the first nine months of 2003 and 2002, the Company incurred net interest expense on borrowings of $20.2 million and $26.1 million, respectively.

Note 4: Business Segments.

The following table summarizes financial information related to each of the Company’s business segments. The 2003 and 2002 asset information is as of September 28, 2003 and December 29, 2002, respectively.

10.

Third Quarter Period

(in thousands)

2003	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
Operating revenues	$211,434	$74,629	$80,007	$115,346	$224,663	$—	$706,079
Income (loss) from operations	$24,281	$31,916	$10,334	$22,460	$(43,084)	$(5,809)	$40,098
Equity in losses of affiliates							(1,116)
Interest expense, net							(6,848)
Other, net							1,565

Income before income taxes							$33,699

Depreciation expense	$10,175	$2,856	$925	$22,463	$6,001	$—	$42,420
Amortization expense	$3	$—	$—	$38	$357	$—	$398
Net pension credit (expense)	$3,321	$1,017	$10,249	$(183)	$(260)	$—	$14,144
Identifiable assets	$686,627	$407,641	$505,597	$1,129,588	$745,841	$54,640	$3,529,934
Investments in marketable equity securities							224,229
Investments in affiliates							60,378

Total assets							$3,814,541

2002	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
Operating revenues	$202,445	$82,074	$87,487	$107,647	$160,640	$—	$640,293
Income (loss) from operations	$18,197	$38,464	$12,450	$16,597	$11,500	$(7,948)	$89,260
Equity in losses of affiliates							(1,254)
Interest expense, net							(8,648)
Other, net							1,115

Income before income taxes							$80,473

Depreciation expense	$10,672	$2,873	$1,010	$24,866	$6,387	$—	$45,808
Amortization expense	$3	$—	$—	$39	$130	$—	$172
Net pension credit (expense)	$5,492	$1,220	$7,221	$(226)	$(298)	$—	$13,409
Identifiable assets	$690,197	$413,663	$488,562	$1,142,995	$542,251	$18,990	$3,296,658
Investments in marketable equity securities							216,533
Investments in affiliates							70,703

Total assets							$3,583,894

11.

Nine Month Period

(in thousands)

2003	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
Operating revenues	$638,616	$227,206	$249,370	$340,266	$598,001	$—	$2,053,459
Income (loss) from operations	$82,669	$97,249	$23,575	$64,470	$(23,630)	$(18,245)	$226,088
Equity in losses of affiliates							(9,282)
Interest expense, net							(20,170)
Other, net							51,973

Income before income taxes							$248,609

Depreciation expense	$31,923	$8,376	$2,806	$68,140	$17,782	$—	$129,027
Amortization expense	$11	$—	$—	$113	$786	$—	$910
Net pension credit (expense)	$9,071	$3,147	$28,244	$(669)	$(963)	$—	$38,830

2002	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
Operating revenues	$618,284	$243,584	$251,391	$317,643	$457,416	$—	$1,888,318
Income (loss) from operations	$73,551	$115,474	$14,144	$54,405	$11,574	$(20,568)	$248,580
Equity in losses of affiliates							(16,943)
Interest expense, net							(26,120)
Other, net							1,606

Income before income taxes							$207,123

Depreciation expense	$32,295	$8,422	$3,082	$66,083	$18,385	$—	$128,267
Amortization expense	$11	$—	$—	$117	$355	$—	$483
Net pension credit (expense)	$13,522	$3,622	$13,682	$(654)	$(893)	$—	$29,279

12.

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

Cable television operations consist of cable systems offering basic cable, digital cable, pay television, cable modem and other services to subscribers in midwestern, western, and southern states.

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

13.

The Company’s goodwill and other intangible assets as of September 28, 2003 and December 29, 2002 were as follows (in thousands):

	Gross	Accumulated Amortization	Net
2003
Goodwill	$1,216,149	$298,402	$917,747
Indefinite-lived intangible assets	648,362	163,806	484,556
Amortized intangible assets	6,584	2,282	4,302

	$1,871,095	$464,490	$1,406,605

2002
Goodwill	$1,069,263	$298,402	$770,861
Indefinite-lived intangible assets	646,225	163,806	482,419
Amortized intangible assets	3,525	1,372	2,153

	$1,719,013	$463,580	$1,255,433

Activity related to the Company’s goodwill and amortized intangible assets during the nine months ended September 28, 2003 was as follows (in thousands):

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Goodwill, net
Beginning of year	$72,738	$203,165	$69,556	$85,666	$339,736	$770,861
Acquisitions					143,204	143,204
Disposition	(1,461)	—	—	—	—	(1,461)
Foreign currency exchange rate changes	—	—	—	—	5,143	5,143

Balance at September 28, 2003	$71,277	$203,165	$69,556	$85,666	$488,083	$917,747

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Amortized intangible assets, net
Beginning of year	$45	—	—	$1,232	$876	$2,153
Acquisitions					3,059	3,059
Amortization	(11)			(113)	(786)	(910)

Balance at September 28, 2003	$34	—	—	$1,119	$3,149	$4,302

The Company’s indefinite-lived intangible assets increased $3.1 million during the first nine months of 2003 due to three acquisitions by the cable division.

As required under SFAS 142, the Company completed its transitional impairment review of indefinite-lived intangible assets and goodwill in 2002. The expected future cash flows for PostNewsweek Tech Media (part of the magazine publishing segment), on a discounted basis, did not support the net carrying value of the related goodwill. Accordingly, an after-tax goodwill impairment loss of $12.1 million, or $1.27 per share was recorded. The loss is included in the Company’s 2002 year-to-date results as a cumulative effect of change in accounting principle.

Note 6: Change in Accounting Method – Stock Options

Effective the first day of the Company’s 2002 fiscal year, the Company adopted the fair-value-based method of accounting for Company stock options as outlined in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). This change in accounting method was applied prospectively to all awards granted from the beginning of the Company’s fiscal year 2002 and thereafter. Stock options awarded prior to fiscal 2002 are accounted for under the intrinsic

14.

value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table presents what the Company’s results would have been had the fair values of options granted after 1995, but prior to 2002, been recognized as compensation expense in the third quarter and first nine-months of 2003 and 2002 (in thousands, except per share amounts).

	Quarter ended		Nine-months ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Company stock-based compensation expense included in net income (pre-tax)	$143	$—	$427	$—

Net income available for common shares, as reported	$19,647	$47,524	$152,582	$109,490
Stock-based compensation expense not included in net income (after-tax)	789	904	2,369	2,713

Pro forma net income available for common shares	$18,858	$46,620	$150,213	$106,777

Basic earnings per share, as reported	$2.06	$5.00	$16.01	$11.52
Pro forma basic earnings per share	$1.98	$4.90	$15.77	$11.24
Diluted earnings per share, as reported	$2.06	$4.99	$15.97	$11.50
Pro forma diluted earnings per share	$1.97	$4.90	$15.72	$11.22

Note 7: Antidilutive Securities

The third quarter 2003 diluted earnings per share amount excludes the effects of 12,000 stock options outstanding as their inclusion would be antidilutive (there were no antidilutive stock options outstanding during the third quarter of 2002).

The year-to-date 2003 diluted earnings per share amounts exclude the effects of 11,500 stock options outstanding as their inclusion would be antidilutive (there was no antidilutive stock options outstanding for the nine months ended September 29, 2002).

Note 8: Pension Plan Amendment

Effective June 1, 2003, the retirement pension program for certain employees at the Post was amended and provides for increased annuity payments for vested employees retiring after this date. The plan amendment is estimated to reduce the newspaper division’s pension credit by approximately $2.6 million in 2003.

Note 9: Corporate Restructuring

The Company completed an internal corporate restructuring in September 2003. The principal purpose of the restructuring was to separate the Company’s Washington Post newspaper publishing business into a wholly-owned subsidiary. The restructuring had no impact from an accounting standpoint.

As a result of the restructuring, the shares of the Company’s Class A Common Stock, Class B Common Stock, and Series A Preferred Stock were automatically converted into identical, newly-issued shares of the new holding company, which has assumed the

15.

corporate name of The Washington Post Company. Each class carries the same voting powers, designations, preferences, rights, qualifications, restrictions, and limitations as the class from which it was converted. The share conversion required no physical exchange of stock certificates, and the stock certificates formerly representing each class of the Company’s stock now represent the equivalent class of stock of the new holding company. The Class B Common Stock of the holding company continues to be listed on the New York Stock Exchange under the symbol WPO, in the same manner as the Class B Common Stock of the Company was listed prior to the restructuring. The Washington Post newspaper will continue to do business as “The Washington Post.”

In accordance with Delaware merger law, the restructuring did not require the approval of the Company’s stockholders.

Note 10: Kaplan stock option plan

The Company maintains a stock option plan at its Kaplan subsidiary that provides for the issuance of Kaplan stock options to certain members of Kaplan’s management. The Kaplan stock option plan was adopted in 1998 and at September 28, 2003, 150,000 shares, or 10.6 percent of Kaplan’s common stock, were subject to options outstanding.

In September 2003, the compensation committee of the Company’s Board of Directors approved the Company’s offer totaling $138 million for approximately 55 percent of the stock options outstanding at Kaplan. The Company’s offer to Kaplan stock option holders was contingent on at least 90 percent of the stock options being tendered by October 28, 2003, and the offer included a 10 percent premium over the current valuation price of Kaplan common stock of $1,625 per share. As of October 28, 2003, 100 percent of the eligible stock options were tendered. The Company estimates a payout of approximately $117 million in the fourth quarter of 2003, with the remainder of the payouts to be made from 2004 through 2006. A small number of key Kaplan executives will continue to hold the remaining 45 percent of outstanding Kaplan stock options, with roughly half of the remaining options expiring in 2007 and half expiring in 2011. The Company expects no further dilution in the future.

Results for the third quarter of 2003 included $74.6 million in stock compensation expense, compared to $6.7 million in the third quarter of 2002. Results for the first nine months of 2003 included $104.6 million in stock compensation expense, compared to $33.3 million for the first nine months of 2002. At September 28, 2003, Kaplan’s stock-based compensation accrual balance totaled $178.1 million, and the Company estimates additional stock compensation expense of approximately $13 million in the fourth quarter of 2003, largely including the amount associated with the 10 percent premium discussed above.

16.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

This analysis should be read in conjunction with the consolidated financial statements and the notes thereto.

Revenues and expenses in the first and third quarters are customarily lower than those in the second and fourth quarters because of significant seasonal fluctuations in advertising volume.

Results of Operations

Net income for the third quarter of 2003 was $19.9 million ($2.06 per share), down from net income of $47.8 million ($4.99 per share) for the third quarter of last year.

Results for the third quarter of 2003 include $74.6 million in stock compensation expense at the Kaplan education division, which was significantly higher than the $6.7 million in Kaplan stock compensation expense for the third quarter of 2002. In September 2003, the Company announced an offer totaling $138 million for approximately 55 percent of the stock options outstanding at Kaplan. The Company’s offer to Kaplan stock option holders was contingent on at least 90 percent of the stock options being tendered by October 28, 2003, and the offer included a 10 percent premium over the current valuation price. As of October 28, 2003, 100 percent of the eligible stock options were tendered. The Company estimates a payout of approximately $117 million in the fourth quarter of 2003, with the remainder of the payouts to be made from 2004 through 2006. The Company estimates additional stock compensation expense of approximately $13 million in the fourth quarter of 2003. A small number of key Kaplan executives will continue to hold the remaining 45 percent of outstanding Kaplan stock options, with roughly half of the remaining options expiring in 2007 and half expiring in 2011. The Company expects no further dilution in the future.

Results for the third quarter of 2002 included early retirement program charges and losses on the write-down of certain investments (after-tax impact of $4.4 million, or $0.47 per share).

Revenue for the third quarter of 2003 was $706.1 million, up 10 percent from $640.3 million in 2002. This increase is due mostly to significant revenue growth at the education division. Revenues at the Company’s cable television and newspaper publishing divisions also increased for the third quarter of 2003, while revenues were down at the television broadcasting and magazine publishing divisions.

Operating income was down 55 percent for the third quarter of 2003 to $40.1 million, from $89.3 million in 2002, due largely to the $67.9 million increase in Kaplan stock compensation expense as discussed above. The Company’s results were also adversely impacted by declines in the television broadcasting and magazine publishing divisions, partially offset by improved operating results at the cable television and newspaper publishing divisions and $6.0 million in pre-tax charges from early retirement programs in 2002.

For the first nine months of 2003, net income totaled $153.6 million ($15.97 per share), compared with net income of $110.5 million ($11.50 per share) for the same period of 2002. Results for the first nine months of 2003 include pre-tax stock compensation charges at the education division of $104.6 million, versus $33.3 million for the first nine months of 2002.

17.

Results for the first nine months of 2003 also include an after-tax non-operating gain from the sale of the Company’s 50 percent interest in the International Herald Tribune (after-tax impact of $32.3 million, or $3.38 per share) and an early retirement program charge at The Washington Post newspaper (after-tax impact of $1.3 million, or $0.14 per share). Results for the first nine months of 2002 included a transitional goodwill impairment loss (after-tax impact of $12.1 million, or $1.27 per share), charges from early retirement programs (after-tax impact of $11.3 million, or $1.18 per share), and a net non-operating loss from the write-down of certain of the company’s investments (after-tax impact of $0.3 million, or $0.04 per share).

Revenue for the first nine months of 2003 was $2,053.5 million, up 9 percent over revenue of $1,888.3 million for the first nine months of 2002. The increase in revenue is due mostly to significant revenue growth at the education division, along with increases at the Company’s cable television and newspaper publishing divisions; revenues were down at the television broadcasting and magazine publishing divisions. Operating income decreased 9 percent to $226.1 million, from $248.6 million in 2002. Consistent with the Company’s third quarter results, the Company’s year-to-date results were adversely affected by the $71.3 million increase in Kaplan stock compensation expense as discussed above. The Company’s results were also adversely affected by a reduction in operating income at the television broadcasting division and a reduced net pension credit. Improved results at the Company’s cable television, magazine publishing, and newspaper publishing divisions helped to offset these declines. The improvement at the magazine publishing division was largely due to $16.1 million in pre-tax charges from early retirement programs in 2002.

Excluding charges related to early retirement programs, the Company’s operating income for the third quarter and first nine months of 2003 includes $14.1 million and $41.0 million of net pension credits, respectively, compared to $16.1 million and $48.3 million for the same periods of 2002. At December 29, 2002, the Company reduced its assumption on discount rate from 7.0 percent to 6.75 percent. Due to the reduction in the discount rate and lower than expected investment returns in 2002, the net pension credit for the full year of 2003 is expected to be down by about $10 million compared to 2002, excluding charges related to early retirement programs.

Newspaper Publishing Division. Newspaper publishing division revenue totaled $211.4 million for the third quarter of 2003, an increase of 4 percent from revenue of $202.4 million in the third quarter of 2002; division revenue increased 3 percent to $638.6 million for the first nine months of 2003, from $618.3 million for the first nine months of 2002. Division operating income for the third quarter increased 33 percent to $24.3 million, from operating income of $18.2 million in the third quarter of 2002; operating income increased 12 percent to $82.7 million for the first nine months of 2003, compared to operating income of $73.6 million for the first nine months of 2002. The increase in division operating income for the third quarter was due to increased advertising revenue and the impact of a $2.9 million pre-tax early retirement program charge recorded at The Washington Post newspaper in the third quarter of 2002; this increase was offset by a 7 percent increase in newsprint expense, a reduced net pension credit, and a small loss associated with the Company’s new commuter newspaper, EXPRESS, which was launched in August 2003. The increase in operating income for the first nine months of 2003 is due to increased advertising revenue, cost control initiatives employed throughout the division, and the early retirement program charge in 2002 discussed above, offset by a $2.2 million pre-tax early retirement program charge at The Washington Post newspaper in the second quarter of 2003, incremental costs associated with the war in Iraq, and a reduced net pension credit.

18.

Print advertising revenue at The Washington Post newspaper in the third quarter of 2003 increased 4 percent to $135.7 million, from $130.4 million in 2002, and increased 3 percent to $416.4 million for the first nine months of 2003, from $405.7 million for the first nine months of 2002. The rise in print advertising revenues for the third quarter of 2003 was due to increases in general and preprint advertising revenues, which more than offset a decline in classified and retail advertising revenue from volume declines. Classified recruitment advertising revenue decreased $1.8 million during the third quarter, due to a 15 percent volume decline. The increase in print advertising revenues for the first nine months of 2003 is primarily due to increases in general and preprint advertising categories, offset by a $6.9 million decrease in classified recruitment advertising revenue resulting from a 17 percent volume decline.

For the first nine months of 2003, Post daily and Sunday circulation declined 2.1 percent and 1.6 percent, respectively, compared to the same period of the prior year. For the nine months ended September 28, 2003, average daily circulation at The Post totaled 734,000 and average Sunday circulation totaled 1,038,000.

Revenue generated by the Company’s online publishing activities, primarily washingtonpost.com, increased 32 percent to $12.0 million for the third quarter of 2003, versus $9.1 million for the third quarter of 2002; online revenues increased 29 percent to $32.6 million for the first nine months of 2003, versus $25.3 million for 2002. Local and national online advertising revenues grew 68 percent and 62 percent for the third quarter and first nine months of 2003, respectively. Revenues at the Jobs section of washingtonpost.com increased 32 percent in the third quarter of 2003 and increased 24 percent for the first nine months of 2003.

As previously discussed, the Company launched a new commuter newspaper, EXPRESS, in August 2003. The new publication appears each weekday morning, Monday through Friday, in tabloid form and is distributed free-of-charge in the Washington, DC area.

Television Broadcasting Division. Revenue for the television broadcasting division decreased 9 percent in the third quarter of 2003 to $74.6 million, from $82.1 million in 2002, due to approximately $9.0 million of political advertising in the third quarter of 2002. For the first nine months of 2003, revenue decreased 7 percent to $227.2 million, from $243.6 million in 2002, due to strong political advertising in 2002, heavy Olympics-related advertising at the Company’s NBC affiliates in the first quarter of 2002, and several days of commercial-free coverage in connection with the Iraq war in March 2003.

Operating income for the third quarter and first nine months of 2003 decreased 17 percent and 16 percent, respectively, to $31.9 million and $97.2 million, respectively, from operating income of $38.5 million and $115.5 million for the third quarter and first nine months of 2002, respectively. The operating income declines are primarily related to the revenue reductions discussed above.

In July 2002, WJXT in Jacksonville, Florida began operations as an independent station when its network affiliation with CBS ended.

Magazine Publishing Division. Revenue for the magazine publishing division totaled $80.0 million for the third quarter of 2003, a 9 percent decrease from $87.5 million for the third quarter of 2002; division revenue totaled $249.4 million for the first nine months of 2003, a 1 percent decline from $251.4 million for the first nine months of 2002. The revenue decrease for the third quarter was primarily due to fewer advertising pages at Newsweek as there was one less domestic and international edition this year. The decline in revenues for the first nine months of 2003 is

19.

due to lower advertising revenue at the international edition of Newsweek, particularly travel-related advertising at the Pacific edition, which more than offset increases in revenues at Newsweek’s domestic edition, Arthur Frommer’s Budget Travel magazine, and the Company’s trade magazines.

Operating income totaled $10.3 million for the third quarter of 2003, a 17 percent decline from operating income of $12.5 million in the third quarter of 2002. The decline in operating income is primarily due to lower advertising revenues at Newsweek domestic and international, offset by a $3.1 million pre-tax charge in connection with an early retirement program at Newsweek in 2002. Operating income totaled $23.6 million for the first nine months of 2003, up from operating income of $14.1 million for the first nine months of 2002. The year-to-date improvement in operating results is primarily attributable to $16.1 million in charges in connection with early retirement programs at Newsweek in 2002, offset by a decline in Newsweek revenues and a reduced pension credit.

Cable Television Division. Cable division revenue of $115.3 million for the third quarter of 2003 represents a 7 percent increase over 2002 third quarter revenue of $107.6 million; for the first nine months of 2003, revenue increased 7 percent to $340.3 million, from $317.6 million in 2002. The 2003 revenue increase is principally due to rapid growth in the division’s cable modem and digital service revenues, offset by lower pay and basic revenues due to fewer basic and pay subscribers and the lack of rate increases due to a decision to freeze most rates for Cable One subscribers in 2003 (the Company’s price increases normally take effect in the second quarter each year).

Cable division operating income for the third quarter of 2003 increased 35 percent to $22.5 million, from operating income of $16.6 million for the third quarter of 2002. The increase in operating income is due mostly to the division’s increased revenues and a $3.5 million charge for obsolete assets in the third quarter of 2002. This was offset by higher programming expenses, along with an increase in technical, internet, marketing, and employee benefits costs. Cable division operating income for the first nine months of 2003 increased 19 percent to $64.5 million, from operating income of $54.4 million for the first nine months of 2002. The increase is due mostly to the division’s significant revenue growth, offset by higher programming expenses, along with an increase in technical, internet, marketing, and employee benefits costs.

Excluding the prior year $3.5 million charge for obsolete assets, depreciation expense increased modestly due to significant capital spending in recent years that has enabled the cable division to offer digital and broadband cable services to its subscribers. The cable division began its rollout plan for these services in the third quarter of 2000. At September 30, 2003, the cable division had approximately 212,700 paying digital cable subscribers, representing a 30 percent penetration of the subscriber base. Both digital and cable modem services are now offered in virtually all of the cable division’s markets.

At September 30, 2003, the cable division had 716,700 basic subscribers, lower than 721,000 basic subscribers at the end of September 2002, but higher than 714,500 basic subscribers at the end of the prior quarter in June 2003. At September 30, 2003, the cable division had 121,700 CableONE.net service subscribers, compared to 69,300 at the end of September 2002, due to a large increase in the Company’s cable modem deployment and take-up rates.

At September 30, 2003, Revenue Generating Units (RGUs), representing the sum of basic, digital, and high-speed data customers, as defined by the NCTA Standard Reporting Categories, totaled 1,051,100, compared to 933,300 as of September 30, 2002. The increase is due to increased paying digital cable and high-speed data customers.

20.

Below are details of Cable division capital expenditures for the first nine months of 2003 and 2002, as defined by the NCTA Standard Reporting Categories (in millions):

	2003	2002
Customer Premise Equipment	$10.7	$24.4
Commercial	0.1	0.1
Scaleable Infrastructure	3.5	5.4
Line Extensions	7.0	6.7
Upgrade/Rebuild	17.9	24.6
Support Capital	8.8	7.9

Total	$48.0	$69.1

Education Division. Education division revenue totaled $224.7 million for the third quarter of 2003, a 40 percent increase over revenue of $160.6 million for the same period of 2002. Kaplan reported an operating loss for the third quarter of 2003 of $43.1 million, compared to operating income of $11.5 million in the third quarter of 2002; the decline is due to a $67.9 million increase in Kaplan stock compensation expense as discussed previously. Approximately 41 percent of the increase in Kaplan revenue is from acquired businesses, primarily in the higher education division and the professional training schools that are part of supplemental education. For the first nine months of 2003, education division revenue totaled $598.0 million, a 31 percent increase over revenue of $457.4 million for the same period of 2002. Kaplan reported an operating loss of $23.6 million for the first nine months of 2003, compared to operating income of $11.6 million for the first nine months of 2002; the decline is due to a $71.3 million increase in Kaplan stock compensation expense as discussed previously. Approximately 37 percent of the increase in Kaplan revenue is from acquired businesses, primarily in the higher education division and the professional training schools that are part of supplemental education. A summary of operating results for the third quarter and the first nine months of 2003 compared to 2002 is as follows:

	Third Quarter			YTD
(In thousands)	2003	2002	% Change	2003	2002	% Change
Revenue
Supplemental education	$128,981	$97,414	32	$342,871	$280,787	22
Higher education	95,682	63,226	51	255,130	176,629	44

	$224,663	$160,640	40	$598,001	$457,416	31

Operating income (loss)
Supplemental education	$26,434	$19,505	36	$66,629	$43,696	52
Higher education	13,448	4,150	224	37,469	18,101	107
Kaplan corporate overhead	(8,025)	(5,356)	(50)	(22,358)	(16,574)	(35)
Other*	(74,941)	(6,799)	—	(105,370)	(33,649)	(213)

	$(43,084)	$11,500	—	$(23,630)	$11,574	—

*Other includes charges accrued for stock-based incentive compensation and amortization of certain intangibles.

Supplemental education includes Kaplan’s test preparation, professional training, and Score! businesses. On March 31, 2003, Kaplan completed its acquisition of Financial Training Corporation (FTC) for £55.3 million ($87.4 million), financed

21.

through cash and debt. Headquartered in London, FTC provides test preparation services for accountants and financial services professionals, with training centers in the United Kingdom and Asia. The improvement in supplemental education results for the third quarter and the first nine months of 2003 is due to increased enrollment at Kaplan’s traditional test preparation business, significant increases in the professional real estate courses, and the FTC acquisition. Score! also contributed to the improved results, with increased enrollments at existing centers and the addition of six new centers compared to last year.

Higher education includes all of Kaplan’s post-secondary education businesses, including fixed-facility colleges as well as online post-secondary and career programs (various distance-learning businesses). Higher education results are showing significant growth due to student enrollment increases, high student retention rates, and several acquisitions.

Corporate overhead represents unallocated expenses of Kaplan’s corporate office, including expenses associated with the design and development of educational software that, if successfully completed, will benefit all of Kaplan’s business units.

Other expense is comprised of accrued charges for stock-based incentive compensation arising from a stock option plan established for certain members of Kaplan’s management and amortization of certain intangibles. Under the stock-based incentive plan, the amount of compensation expense varies directly with the estimated fair value of Kaplan’s common stock and the number of options outstanding. In September 2003, the Compensation Committee of the Company’s Board of Directors approved an offer to purchase 55 percent of the outstanding Kaplan stock options, as discussed above, setting a new fair value price of Kaplan common stock at $1,625 per share, which is determined after deducting intercompany debt from Kaplan’s enterprise value. Over the past several years, the value of education companies has fluctuated significantly and there has been significant volatility in the amounts the Company has recorded as expense each quarter. The Company recorded expense of $74.6 million and $6.7 million for the third quarter of 2003 and 2002, respectively, and $104.6 million and $33.3 million for the first nine months of 2003 and 2002, respectively, related to this plan. The increase in the third quarter of 2003 reflects a significant increase in the value of Kaplan due to its rapid earnings growth and the general rise in valuations of education companies. See additional discussion above regarding the Company’s announcement in September 2003 of its offer to purchase 55 percent of the outstanding Kaplan stock options.

Equity in Losses of Affiliates. The Company’s equity in losses of affiliates for the third quarter of 2003 was $1.1 million, compared to losses of $1.3 million for the third quarter of 2002. For the first nine months of 2003, the Company’s equity in losses of affiliates totaled $9.3 million, compared to losses of $16.9 million for the same period of 2002. The Company’s affiliate investments consist of a 49 percent interest in BrassRing LLC and a 49 percent interest in Bowater Mersey Paper Company Limited. BrassRing results improved this year, despite a 2003 second quarter charge arising from the shutdown of one of the BrassRing businesses, which increased the Company’s equity in losses of BrassRing by $2.2 million. The Company’s equity in losses of BrassRing totaled $0.9 million and $7.1 million for the third quarter and first nine months of 2003, respectively, compared to $2.0 million and $12.7 million for the same periods of 2002.

On January 1, 2003, the Company sold its 50 percent interest in the International Herald Tribune for $65 million and the Company recorded an after-tax non-operating gain of $32.3 million in the first quarter of 2003.

22.

Non-Operating Items. The Company recorded other non-operating income, net, of $1.6 million for the third quarter of 2003, compared to $1.1 million in the third quarter of 2002.

The Company recorded non-operating income, net, of $52.0 million for the first nine months of 2003, compared to $1.6 million for the same period of the prior year. The 2003 non-operating income, net, is comprised mostly of a $49.8 million pre-tax gain from the sale of the Company’s 50 percent interest in the International Herald Tribune. The 2002 non-operating income, net, includes a gain on the sale of marketable securities, offset by write-downs recorded on certain investments.

A summary of non-operating income (expense) for the nine months ended September 28 2003, and September 29, 2002, follow (in millions):

	2003	2002
Gain on sale of interest in IHT	$49.8	$—
Impairment write-downs on cost method and other investments	(1.1)	(18.2)
Gain on sale of marketable securities	—	13.2
Foreign currency gains, net	1.2	—
Other gains	2.1	6.6

Total	$52.0	$1.6

Net Interest Expense. The Company incurred net interest expense of $6.8 million for the third quarter of 2003, compared to $8.6 million for the third quarter of 2002; net interest expense totaled $20.2 million for the first nine months of 2003, versus $26.1 million in 2002. The reduction is due to lower average borrowings in the first nine months of 2003 versus the same period of the prior year. At September 28, 2003, the Company had $590.7 million in borrowings outstanding at an average interest rate of 4.3 percent.

Provision for Income Taxes. The effective tax rate for the third quarter of 2003 was 41.0 percent, compared to 40.6 percent for the same period of 2002, and 38.2 percent versus 40.8 percent for the 2003 and 2002 nine month periods, respectively. The 2003 year-to-date effective tax rate benefited from the 35.1 percent effective tax rate applicable to the one-time gain arising from the sale of the Company’s interest in the International Herald Tribune.

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

Earnings Per Share. The calculation of diluted earnings per share for the third quarter and first nine months of 2003 was based on 9,556,000 and 9,554,000 weighted average shares outstanding, respectively, compared to 9,523,000 and 9,518,000 weighted average shares outstanding, respectively, for the third quarter and first nine months of 2002. The Company made no repurchases of its stock during the first nine months of 2003.

23.

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

The Company recorded $427,000 in Company stock option expense for the first nine months of 2003; there was no Company stock option expense for the first nine months of 2002.

Financial Condition: Capital Resources and Liquidity

Acquisitions. In the third quarter of 2003, Kaplan acquired five additional businesses in its higher education and professional divisions for a total of $38.2 million, financed through cash and debt, with $4 million remaining to be paid. In addition, the cable division acquired two additional systems for $1.2 million. Most of the purchase price for these acquisitions has been preliminarily allocated to goodwill.

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

Capital expenditures. During the first nine months of 2003, the Company’s capital expenditures totaled $86.7 million. The Company anticipates it will spend approximately $130 to $140 million throughout 2003 for property and equipment.

Kaplan stock compensation plan. As discussed above, in connection with the Company’s September 2003 offer totaling $138 million for approximately 55 percent of the stock options outstanding at Kaplan, the Company estimates a payout of approximately $117 million in the fourth quarter of 2003.

Liquidity. Throughout the first nine months of 2003, the Company’s borrowings, net of repayments, decreased by $74.1 million, with the decrease primarily due to cash flows from operations. While the Company paid down $112.0 million in commercial paper borrowings and other long-term debt during the first nine months of 2003, the Company also financed part of certain acquisitions during this period, principally $26.5 million in debt from the FTC acquisition.

24.

At September 28, 2003, the Company had $590.7 million in total debt outstanding, which comprised $149.8 million of commercial paper borrowings, $398.6 million of 5.5 percent unsecured notes due February 15, 2009, and $42.3 million in other debt.

During the third quarter of 2003, the Company replaced its $350 million 364-day revolving credit facility with a new $250 million revolving credit facility, which expires in August 2004. The Company’s five-year $350 million revolving credit facility, which expires in August 2007, remains in effect.

During the third quarter of 2003 and 2002, the Company had average borrowings outstanding of approximately $595.5 million and $773.4 million, respectively, at average annual interest rates of approximately 4.3 percent and 3.8 percent, respectively. During the third quarter of 2003 and 2002, the Company incurred net interest expense on borrowings of $6.8 million and $8.6 million, respectively.

During the first nine months of 2003 and 2002, the Company had average borrowings outstanding of approximately $610.1 million and $830.8 million, respectively, at average annual interest rates of approximately 4.2 percent and 3.6 percent, respectively. During the first nine months of 2003 and 2002, the Company incurred net interest expense on borrowings of $20.2 million and $26.1 million, respectively.

At September 28, 2003 and December 29, 2002, the Company has a working capital deficit of $331.6 million and $353.2 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company has classified all of its commercial paper borrowing obligations as a current liability at September 28, 2003 and December 29, 2002 as the Company intends to pay down commercial paper borrowings from operating cash flow. However, the Company continues to maintain the ability to refinance such obligations on a long-term basis through new debt issuance and/or its revolving credit facility agreements.

The Company expects to fund its estimated capital needs and estimated Kaplan stock option payouts through internally generated funds and commercial paper borrowings. In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2003.

As noted above, the Company’s 364-day line of credit has been reduced from $350 million to $250 million during the third quarter of 2003. Also during the third quarter of 2003, the Company’s borrowings have declined by $32.2 million, to $590.7 million, as compared to borrowings of $622.9 million at June 29, 2003. As of September 28, 2003, Kaplan has an $18.2 million guarantee outstanding, which covers payments on a building operating lease through 2018. There were no other significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Report on Form 10-Q for the quarter ended June 29, 2003.

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

25.

Item 6. Exhibits and Reports on Form 8-K.

(a)	The following documents are filed as exhibits to this report:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of The Washington Post Company (formerly known as TWPC, Inc.) effective as of September 22, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.3	By-Laws of The Washington Post Company (formerly known as TWPC, Inc.) as amended and restated through September 22, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.1	Form of the Company’s 5.50% Notes due February 15, 2009, issued under the Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.2	Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.3	First Supplemental Indenture dated as of September 22, 2003, among WP Company LLC (formerly known as The Washington Post Company), the Company (formerly known as TWPC, Inc.) and Bank One, NA, as successor to The First National Bank of Chicago, as trustee, to the Indenture dated as of February 17, 1999, between The Washington Post Company and The First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.4	364-Day Credit Agreement dated as of August 13, 2003, among the Company, Citibank, N.A., Wachovia Bank, N.A., SunTrust Bank, Bank One, N.A., JPMorgan Chase Bank, The Bank of New York and Riggs Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.5	5-Year Credit Agreement dated as of August 14, 2002, among the Company, Citibank, N.A., Wachovia Bank, N.A., SunTrust Bank, Bank One, N.A., JPMorgan Chase Bank, The Bank of New York and Riggs Bank, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002).

4.6	Consent and Amendment No. 1 dated as of August 13, 2003, to the 5-Year Credit Agreement dated as of August 14, 2002, among the Company, Citibank, N.A. and the other lenders that are parties to such Credit Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 22, 2003).

26.

10.1	The Washington Post Company Stock Option Plan as amended and restated effective May 31, 2003.

11	Calculation of Earnings per Share of Common Stock.

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The following reports on Form 8-K have been filed during the quarter for which this report is filed:

Current Report on Form 8-K filed July 31, 2003 – The Washington Post Company Earnings Press Release

Current Report on Form 8-K filed September 22, 2003 – The Washington Post Company internal corporate restructuring

27.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY
(Registrant)

Date: October 31, 2003	/s/ Donald E. Graham
Donald E. Graham,
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2003	/s/ John B. Morse, Jr.
John B. Morse, Jr.,
Vice President-Finance
(Principal Financial Officer)

28.

Item 6. Exhibits and Reports on Form 8-K.

(a)	The following documents are filed as exhibits to this report:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of The Washington Post Company (formerly known as TWPC, Inc.) effective as of September 22, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.3	By-Laws of The Washington Post Company (formerly known as TWPC, Inc.) as amended and restated through September 22, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.1	Form of the Company’s 5.50% Notes due February 15, 2009, issued under the Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.2	Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.3	First Supplemental Indenture dated as of September 22, 2003, among WP Company LLC (formerly known as The Washington Post Company), the Company (formerly known as TWPC, Inc.) and Bank One, NA, as successor to The First National Bank of Chicago, as trustee, to the Indenture dated as of February 17, 1999, between The Washington Post Company and The First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.4	364-Day Credit Agreement dated as of August 13, 2003, among the Company, Citibank, N.A., Wachovia Bank, N.A., SunTrust Bank, Bank One, N.A., JPMorgan Chase Bank, The Bank of New York and Riggs Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.5	5-Year Credit Agreement dated as of August 14, 2002, among the Company, Citibank, N.A., Wachovia Bank, N.A., SunTrust Bank, Bank One, N.A., JPMorgan Chase Bank, The Bank of New York and Riggs Bank, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002).

4.6	Consent and Amendment No. 1 dated as of August 13, 2003, to the 5-Year Credit Agreement dated as of August 14, 2002, among the Company, Citibank, N.A. and the other lenders that are parties to such Credit Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 22, 2003).

10.1	The Washington Post Company Stock Option Plan as amended and restated effective May 31, 2003.

11	Calculation of Earnings per Share of Common Stock.

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The following reports on Form 8-K have been filed during the quarter for which this report is filed:

Current Report on Form 8-K filed July 31, 2003 – The Washington Post Company Earnings Press Release

Current Report on Form 8-K filed September 22, 2003 – The Washington Post Company internal corporate restructuring