Form 10-K
period 2003-12-28
WASHINGTON POST CO
filed 2004-03-10
CIK 104889

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 28, 2003

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
$1.00 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

Aggregate market value of the Company’s common stock held by non-affiliates on June 29, 2003, based on the closing price for the Company’s Class B Common Stock on the New York Stock Exchange on such date: approximately $3,984,000,000.

Shares of common stock outstanding at February 27, 2004:

Class A Common Stock – 1,722,250 shares
Class B Common Stock – 7,832,774 shares

Documents partially incorporated by reference:

Definitive Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders
(incorporated in Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof).

THE WASHINGTON POST COMPANY 2003 FORM 10-K

PART I

Item 1. Business.

The principal business activities of The Washington Post Company (the “Company”) consist of newspaper publishing (principally The Washington Post), television broadcasting (through the ownership and operation of six television broadcast stations), the ownership and operation of cable television systems, magazine publishing (principally Newsweek magazine), and (through its Kaplan subsidiary) the provision of educational services.

Information concerning the consolidated operating revenues, consolidated income from operations and identifiable assets attributable to the principal segments of the Company’s business for the last three fiscal years is contained in Note N to the Company’s Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. (Revenues for each segment are shown in such Note N net of intersegment sales, which did not exceed 0.1% of consolidated operating revenues.)

During each of the last three years the Company’s operations in geographic areas outside the United States (consisting primarily of Kaplan’s foreign operations and the publication of the international editions of Newsweek) accounted for less than 5% of the Company’s consolidated revenues, and the identifiable assets attributable to such operations represented approximately 6% of the Company’s consolidated assets at December 28, 2003, and less than 2% of the Company’s consolidated assets at December 29, 2002, and December 30, 2001.

Newspaper Publishing

The Washington Post

WP Company LLC (“WP Company”), a subsidiary of the Company, publishes The Washington Post, which is a morning and Sunday newspaper primarily distributed by home delivery in the Washington, D.C. metropolitan area, including large portions of Virginia and Maryland.

The following table shows the average paid daily (including Saturday) and Sunday circulation of The Post for the twelve-month periods ended September 30 in each of the last five years, as reported by the Audit Bureau of Circulations (“ABC”) for the years 1999-2002 and as estimated by The Post for the twelve-month period ended September 30, 2003 (for which period ABC had not completed its audit as of the date of this report) from the semiannual publisher’s statements submitted to ABC for the six-month periods ended March 31, 2003 and September 30, 2003:

	Average Paid Circulation

	Daily	Sunday

1999	775,005	1,085,060

2000	777,521	1,075,918

2001	771,614	1,066,723

2002	767,843	1,058,458

2003	753,845	1,039,644

The newsstand price for the daily newspaper was increased from $0.25 (which had been the price since 1981) to $0.35 effective December 31, 2001. The newsstand price for the Sunday newspaper has been $1.50 since 1992. In July 2003 the rate charged for home-delivered copies of the daily and Sunday newspaper for each four-week period was increased to $13.44 from $12.60, which had been the rate since July 2002. The corresponding rate charged for Sunday-only home delivery has been $6.00 since 1991.

General advertising rates were increased by an average of approximately 4.6% on January 1, 2003, and by approximately another 5.3% on January 1, 2004. Rates for most categories of classified and retail advertising were increased by an average of approximately 3.9% on February 1, 2003, and by approximately an additional 3.1% on February 1, 2004.

The following table sets forth The Post’s advertising inches (excluding preprints) and number of preprints for the past five years:

	1999	2000	2001	2002	2003

Total Inches (in thousands)	3,288	3,363	2,714	2,657	2,675

Full-Run Inches	2,745	2,634	2,296	2,180	2,121

Part-Run Inches	543	729	418	477	554

Preprints (in millions)	1,647	1,602	1,556	1,656	1,835

WP Company also publishes The Washington Post National Weekly Edition, a tabloid that contains selected articles and features from The Washington Post edited for a national audience. The National Weekly Edition has a basic subscription price of $78 per year and is delivered by second class mail to approximately 46,000 subscribers.

The Post has about 635 full-time editors, reporters and photographers on its staff, draws upon the news reporting facilities of the major wire services and maintains correspondents in 20 news centers abroad and in New York City; Los Angeles; Chicago; Miami; Austin, Texas; and Seattle, Washington. The Post also maintains reporters in 12 local news bureaus.

On August 4, 2003, Express Publications Company, LLC (“Express Publications”), another subsidiary of the Company, began publishing a weekday tabloid newspaper named Express, which is distributed free of charge using hawkers and news boxes near Metro Stations and in other locations in Washington, D.C. and nearby suburbs with heavy daytime sidewalk traffic. A typical edition of Express is 24 to 28 pages long and contains short news, entertainment and sports stories as well as both classified and display advertising. Current daily circulation is approximately 145,000 copies. Express relies primarily on wire service and syndicated content and is edited by a newsroom staff of 13. Advertising sales, production, and certain other services for Express are provided by WP Company.

Washingtonpost.Newsweek Interactive

Washingtonpost.Newsweek Interactive Company, LLC (“WPNI”) develops news and information products for electronic distribution. Since 1996 this subsidiary of the Company has produced washingtonpost.com, an Internet site that features the full editorial text of The Washington Post and most of The Post’s classified advertising as well as original content created by The Post’s and WPNI’s staffs and content obtained from other sources. This site is currently generating more than 180 million page views per month. The washingtonpost.com site also features comprehensive information about activities, groups and businesses in the Washington, D.C. area, including an arts and entertainment section and a news section focusing on technology businesses and related policy issues. This site has developed a substantial audience of users who are outside of the Washington, D.C. area, and WPNI believes that at least three-quarters of the unique users who access the site each month are in that category. Since 2002 WPNI has required most users accessing the washingtonpost.com site to register and provide their year of birth, gender and zip code. The resulting information helps WPNI provide online advertisers with opportunities to target specific geographic areas and demographic groups. In February 2004 this registration process was modified to begin collecting additional information from users, including job title and the type of industry in which the user works. WPNI also offers registered users the option of receiving various e-mail newsletters that cover specific topics, including political news and analysis, personal technology, and entertainment.

WPNI also produces the Newsweek Internet site, which was launched in 1998 and contains editorial content from the print edition of Newsweek as well as daily news updates and analysis, photo galleries, Web guides and other features.

WPNI holds a minority equity interest in Classified Ventures LLC, a company formed to compete in the business of providing nationwide classified advertising databases on the Internet. The Classified Ventures databases cover the product categories of automobiles, apartment rentals and real estate. Listings for these databases come from various sources, including direct sales and classified listings from the newspapers of participating companies. Links to the Classified Ventures databases are included in the washingtonpost.com site.

Under an agreement signed in 2000 and amended in 2003, WPNI and several other business units of the Company have been sharing certain news material and promotional resources with NBC News and MSNBC. Among other things, under this agreement the Newsweek website has become a feature on MSNBC.com and MSNBC.com is being provided access to certain content from The Washington Post. Similarly, washingtonpost.com is being provided access to certain MSNBC.com multimedia content.

Community Newspaper Division of Post-Newsweek Media

The Community Newspaper Division of Post-Newsweek Media, Inc. publishes two weekly paid-circulation, three twice-weekly paid-circulation and 39 controlled-circulation weekly community newspapers. This division’s newspapers are divided into two groups: The Gazette Newspapers, which circulate in Montgomery, Prince George’s and Frederick Counties and in parts of Carroll, Anne Arundel and Howard Counties, Maryland; and Southern Maryland Newspapers, which circulate in southern Prince George’s County and in Charles, St. Mary’s and Calvert Counties, Maryland. During 2003 these newspapers had a combined average circulation of approximately 680,000 copies. This division also produces military newspapers (most of which are weekly) under agreements where editorial material is supplied by local military bases; in 2003 the 12 military newspapers produced by this division had a combined average circulation of over 170,000 copies.

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

The Herald’s average paid circulation as reported to ABC for the twelve months ended September 30, 2003, was 51,455 daily (including Saturday) and 56,928 Sunday. The aggregate average weekly circulation of The Enterprise Newspapers during the twelve-month period ended December 31, 2003, was approximately 77,500 copies.

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

Television Broadcasting

Through subsidiaries, the Company owns six VHF television stations located in Detroit, Michigan; Houston, Texas; Miami, Florida; Orlando, Florida; San Antonio, Texas; and Jacksonville, Florida; which are respectively the 10th, 11th, 17th, 20th, 37th and 52nd largest broadcasting markets in the United States.

Five of the Company’s television stations are affiliated with one or another of the major national networks. The Company’s Jacksonville station, WJXT, has operated as an independent station since July 2002.

The following table sets forth certain information with respect to each of the Company’s television stations:

Station Location and			Expiration	Expiration	Total Commercial
Year Commercial	National		Date of	Date of	Stations in DMA(b)
Operation	Market	Network	FCC	Network
Commenced	Ranking(a)	Affiliation	License	Agreement	Allocated	Operating

WDIV	10th	NBC	Oct. 1,	Dec. 31,	VHF-4	VHF-4
Detroit, Mich.			2005	2011	UHF-6	UHF-5
1947

KPRC	11th	NBC	Aug. 1,	Dec. 31,	VHF-3	VHF-3
Houston, Tx.			2006	2011	UHF-11	UHF-11
1949

WPLG	17th	ABC	Feb. 1,	Dec. 31,	VHF-5	VHF-5
Miami, Fla.			2005	2004	UHF-8	UHF-8
1961

WKMG	20th	CBS	Feb. 1,	Apr. 6,	VHF-3	VHF-3
Orlando, Fla.			2005	2005	UHF-11	UHF-10
1954

KSAT	37th	ABC	Aug. 1,	Dec. 31,	VHF-4	VHF-4
San Antonio, Tx.			2006	2004	UHF-6	UHF-6
1957

WJXT	52nd	None	Feb. 1,	—	VHF-2	VHF-2
Jacksonville, Fla.			2005		UHF-6	UHF-5
1947

(a)	Source: 2003/2004 DMA Market Rankings, Nielsen Media Research, Fall 2003, based on television homes in DMA (see note (b) below).

(b)	Designated Market Area (“DMA”) is a market designation of A.C. Nielsen which defines each television market exclusive of another, based on measured viewing patterns. References to stations that are operating in each market are to stations that are broadcasting analog signals. However most of the stations in these markets are also engaged in digital broadcasting using the FCC-assigned channels for DTV operations.

The Company’s 2003 net operating revenues from national and local television advertising and network compensation were as follows:

National	$100,237,000

Local	194,533,000

Network	18,281,000

Total	$313,051,000

Regulation of Broadcasting and Related Matters

The Company’s television broadcasting operations are subject to the jurisdiction of the Federal Communications Commission under the Communications Act of 1934, as amended. Under authority of such Act the FCC, among other things, assigns frequency bands for broadcast and other uses; issues, revokes, modifies and renews broadcasting licenses for particular frequencies; determines the location and power of stations and establishes areas to be served; regulates equipment used by stations; and adopts and implements regulations and policies that directly or indirectly affect the ownership, operations and profitability of broadcasting stations.

Each of the Company’s television stations holds an FCC license which is renewable upon application for an eight-year period.

In December 1996 the FCC formally approved technical standards for digital advanced television (“DTV”). DTV is a flexible system that permits broadcasters to utilize a single digital channel in various ways, including providing one channel of high-definition television (“HDTV”) programming with greatly enhanced image and sound quality or several channels of lower-definition television programming (“multicasting”), and also is capable of accommodating subscription video and data services. Available compression technology may also allow broadcasters to transmit simultaneously one channel of HDTV programming and at least one channel of lower-definition programming. Broadcasters may offer a combination of services as long as they transmit at least one stream of free video programming on the DTV channel. The FCC has assigned to each existing full-power television station (including each station owned by the Company) a second channel to implement DTV while present television operations are continued on that station’s analog channel. Although in some cases a station’s DTV channel may only permit operation over a smaller geographic service area than that available using its analog channel, the FCC’s stated goal in assigning channels was to provide stations with DTV service areas that are generally consistent with their existing service areas. The FCC’s DTV rules also permit stations to request modifications to their assigned DTV facilities, allowing them to expand their DTV service areas if certain interference criteria are met. Under FCC rules and the Balanced Budget Act of 1997, if specified DTV household penetration levels are met, station owners will be required to surrender one channel in 2006 and thereafter provide service solely in the DTV format.

The Company’s Detroit, Houston and Miami stations each commenced DTV broadcast operations in 1999, while the Company’s Orlando station commenced such operations in 2001. The Company’s two other stations (San Antonio and Jacksonville) began DTV broadcast operations in 2002.

In November 1998 the FCC issued a decision implementing the requirement of the Telecommunications Act of 1996 that it charge broadcasters a fee for offering certain “ancillary and supplementary” services on the DTV channel. These services include data, video or other services that are offered on a subscription basis or for which broadcasters receive compensation other than from advertising revenue. In its decision, the FCC imposed a fee of 5% of the gross revenues generated by such services. In August 2003 the FCC began a proceeding to set rules for the DTV operations of low-power television stations. Among other things, the FCC is considering whether to allow certain low-power television stations to use a second channel for DTV operations while continuing analog operations on their existing channels. The use of second channels by low-power television stations could cause additional interference with the signals of full-power stations and limit the ability of full-power stations to modify their analog or DTV transmission facilities.

The FCC has a policy of reviewing its DTV rules every two years to determine whether those rules need to be adjusted in light of new developments. In January 2003 the FCC released a Notice of Proposed Rule Making initiating the second periodic review of its DTV rules. This review is broadly examining the rules and policies governing broadcasters’ DTV operations, including interference protection rules, operating requirements, and extensions of the 2006 deadline for ceasing analog operations. As a part of this review, the FCC sought further comment in long-pending proceedings to determine what public interest obligations should apply to broadcasters’ DTV operations. Among other things, the FCC has asked whether it should require broadcasters to provide free time to political candidates, increase the amount of programming intended to meet the needs of minorities and women, and increase communication with the public regarding programming decisions. Pursuant to the “must-carry” requirements of the Cable Television Consumer Protection and

Competition Act of 1992 (the “1992 Cable Act”), a commercial television broadcast station may, under certain circumstances, insist on carriage of its analog signal on cable systems serving the station’s market area. Alternatively, such stations may elect, at three-year intervals that began in October 1993, to forego must-carry rights and insist instead that their signals not be carried without their prior consent pursuant to a retransmission consent agreement.

Stations that elect retransmission consent may negotiate for compensation from cable systems in the form of such things as mandatory advertising purchases by the system operator, station promotional announcements on the system, and cash payments to the station. The analog signal of each of the Company’s television stations, with the exception of WJXT, is being carried on all of the major cable systems in the stations’ respective local markets pursuant to retransmission consent agreements. WJXT’s analog signal is being carried on cable in WJXT’s local market pursuant to that station’s must-carry rights. The Satellite Home Viewer Improvement Act of 1999 gave commercial television stations similar rights to elect either must-carry or retransmission consent with respect to the carriage of their analog signals on direct broadcast satellite (“DBS”) systems that choose to provide “local-into-local” service (i.e., to distribute the signals of local television stations to viewers in the local market area). Stations made their first DBS carriage election in July 2001 and will make subsequent elections at three-year intervals beginning in October 2005. The analog signal of each of the Company’s television stations is being carried by DBS providers EchoStar and DirecTV on a local-into-local basis pursuant to retransmission consent agreements.

In January 2001 the FCC issued an order governing the mandatory carriage of DTV signals by cable television operators. The FCC decided that, pending further inquiry, only stations that broadcast in a DTV-only mode would be entitled to mandatory carriage of their DTV signals. In a pending proceeding, the FCC has sought comment on issues related to whether broadcasters should be able to seek mandatory cable carriage rights for both their analog and their digital signals, including the need for such carriage to further the transition to DTV and the burden of such carriage on cable operators. (The FCC also has sought comment on how it should apply digital signal carriage rules to DBS providers.) At present, stations broadcasting both analog and digital signals may negotiate retransmission consent agreements for carriage of part or all of their digital signals. In determining what parts of a DTV signal must be carried by cable operators, the FCC has ruled that only a single stream of video (that is, a single channel of programming) together with any additional “program-related” material is eligible for mandatory carriage. In the pending cable DTV proceeding, the FCC is considering the scope of what constitutes “program-related” material in the digital context. Cable operators will be required to carry the DTV signal of any DTV station eligible for mandatory carriage in the same format in which the signal was originally broadcast. Thus, an HDTV signal of a station eligible for mandatory carriage must be carried in HDTV format by cable operators. However, until the FCC’s January 2001 order is clarified, it is unclear whether cable operators will be responsible for ensuring that their set-top boxes are capable of passing DTV signals in their full definition to the consumer’s DTV receiver. As noted previously, all of the Company’s television stations are transmitting both analog and digital broadcasting signals; most of those stations’ digital signals are being carried on at least some local cable systems pursuant to retransmission consent agreements.

The Telecommunications Act of 1996 requires the FCC to review its broadcast ownership rules every two years and to repeal or modify any rule it determines is no longer in the public interest. In June 2003, following such a review, the FCC modified its national television ownership limit to permit a broadcast company to own an unlimited number of television stations as long as the combined service areas of such stations do not include more than 45% of nationwide television households, an increase from the previous limit of 35%. Subsequently, the fiscal 2004 omnibus appropriations bill was signed into law by the President on January 23, 2004, and that bill included a provision that fixes the national ownership limit at 39% of nationwide television households, removes the national ownership limit from the periodic review process and also changes the frequency of such reviews from every two years to every four years.

In August 1999 the FCC amended its local television ownership rule to permit one company to own two television stations in the same market if there are at least eight independently owned full-power television stations in that market (including non-commercial stations and counting the co-owned stations as one), and if at least one of the co-owned stations is not among the top four ranked television stations in that market. The FCC also decided to permit common ownership of stations in a single market if their signals do not overlap, and to permit common ownership where one of the stations is failing or unbuilt. These rule changes permitted increases in the concentration of station ownership in local markets, and all of the Company’s stations are now competing against two-station combinations in their respective markets. In April 2002 the U.S. Court of Appeals for the District of Columbia Circuit found that the FCC’s rule permitting co-owned stations in markets with at least eight independent full-power stations had not been adequately justified because of a failure to consider the significance of other types of media and remanded the rule to the FCC for further consideration.

On June 2, 2003, the FCC issued an order that modified several of its broadcast ownership rules and responded to the remand from the D.C. Circuit. In its decision, the FCC further relaxed the local television ownership rule and also relaxed two FCC cross-ownership rules restricting common ownership of television stations and newspapers and of television stations and radio stations in the same market. This decision has been appealed to the U.S. Court of Appeals for the Third Circuit, and that court has stayed the effectiveness of the new rules pending the outcome of the appeal. As a result, the former local ownership and cross-ownership rules remain in effect. The rule changes approved by the FCC in June 2003, would, if upheld, allow co-ownership of two television stations in a market as long as the two stations are not both ranked in the top four, and would also allow co-ownership of three television stations if there are 18 or more television stations in the market. Waivers of those limits would also be available where a station is failing and under certain other circumstances. In addition, the rule changes would liberalize the FCC’s restrictions on owning a combination of radio stations, television stations, and daily newspapers in the same market, and would, for example, allow one entity to own a daily newspaper and a TV station in the same market as long as there are four or more television stations in the market. Petitions for reconsideration of the FCC’s new rules are also pending at the FCC.

On December 10, 2003, the United States Supreme Court issued its decision in McConnell v. Federal Election Commission, which upheld in the face of various First Amendment and other constitutional challenges virtually all of the provisions of the Bipartisan Campaign Reform Act of 2002. Among the provisions upheld were those that (i) prohibit most “soft-money” contributions to political parties in federal elections, and (ii) impose the contribution-limit and disclosure requirements of the Federal Election Campaign Act on any broadcast, cable television or DBS advertisement that refers to a candidate for Federal office and is run within 60 days of a general election or 30 days of a primary election, even if the advertisement in question is not produced by or coordinated with a candidate or a political party. These prohibitions and requirements may reduce the amount of money political parties and independent groups have available to purchase advertising in Federal election campaigns or otherwise discourage such advertising and thus may adversely affect the advertising revenues of the Company’s television stations.

The FCC is conducting proceedings dealing with various issues in addition to those described elsewhere in this section, including proposals to modify its regulations relating to the operation of cable television systems (which regulations are discussed below under “Cable Television Operations — Regulation of Cable Television and Related Matters”), and proposals that could affect the development of alternative video delivery systems that would compete in varying degrees with both cable television and television broadcasting operations. Also, in August 2003 the FCC announced that it will be opening an inquiry to examine its rules and policies concerning broadcasters’ service to their local communities and has scheduled a number of public hearings across the country to examine the extent to and ways in which stations are meeting their local service obligations. The FCC has indicated that the information gathered during those hearings will assist it in evaluating license renewal applications for TV and radio stations across the country.

The Company is unable to determine what impact the various rule changes and other matters described in this section may ultimately have on the Company’s television broadcasting operations.

Cable Television Operations

At the end of 2003 the Company (through its Cable One subsidiary) provided basic cable service to approximately 721,000 subscribers (representing about 57% of the 1,274,000 homes passed by the systems) and had in force approximately 300,000 subscriptions to premium program services, 223,000 subscriptions to digital video service (which number does not include approximately 4,000 free trials of that service then being offered by Cable One) and 134,000 subscriptions to cable modem service. Digital video and cable modem services are each currently available in markets serving virtually all of Cable One’s subscriber base.

The Company’s cable systems are located in 19 Midwestern, Southern and Western states and typically serve smaller communities: thus 18 of the Company’s current systems pass fewer than 10,000 dwelling units, 17 pass 10,000-25,000 dwelling units, and 19 pass more than 25,000 dwelling units. The largest cluster of systems (which together serve about 89,000 subscribers) is located on the Gulf Coast of Mississippi.

Regulation of Cable Television and Related Matters

The Company’s cable operations are subject to various requirements imposed by local, state and federal governmental authorities. The franchises granted by local governmental authorities are typically nonexclusive and limited in time and generally contain various conditions and limitations relating to payment of fees to the local authority, determined generally as a percentage of revenues. Additionally, franchises often regulate the conditions of service and technical performance and contain various types of restrictions on transferability. Failure to comply with such conditions and limitations may give rise to rights of termination by the franchising authority.

The 1992 Cable Act requires or authorizes the imposition of a wide range of regulations on cable television operations. The three major areas of regulation are (i) the rates charged for certain cable television services, (ii) required carriage (“must carry”) of some local broadcast stations, and (iii) retransmission consent rights for commercial broadcast stations.

Among other things, the Telecommunications Act of 1996 altered the preexisting regulatory environment by expanding the definition of “effective competition” (a condition that precludes any regulation of the rates charged by a cable system), terminating rate regulation for some small cable systems, and sunsetting the FCC’s authority to regulate the rates charged for optional tiers of service (which authority expired on March 31, 1999). Since very few of the cable systems owned by the Company fall within the effective-competition or small-system exemptions, monthly subscription rates charged by most of the Company’s cable systems for the basic tier of cable service (i.e., the tier that includes the signals of local over-the-air stations and any public, educational or governmental channels required to be carried under the applicable franchise agreement), as well as rates charged for equipment rentals and service calls, may be regulated by municipalities, subject to procedures and criteria established by the FCC. However, rates charged by cable television systems for tiers of service other than the basic tier, for pay-per-view and per-channel premium program services, and for advertising are all exempt from regulation.

In April 1993 the FCC adopted a “freeze” on rate increases for regulated services (i.e., the basic and, prior to March 1999, optional tiers). Later that year the FCC promulgated benchmarks for determining the reasonableness of rates for such services. The benchmarks provided for a percentage reduction in the rates that were in effect when the benchmarks were announced. Pursuant to the FCC’s rules, cable operators can increase their benchmarked rates for regulated services to offset the effects of inflation, equipment upgrades, and higher programming, franchising and regulatory fees. Under the FCC’s approach cable operators may exceed their benchmarked rates if they can show in a cost-of-service proceeding that higher rates are needed to earn a reasonable return on investment, which the Commission established in March 1994 to be 11.25%. The FCC’s rules also permit franchising authorities to regulate equipment rentals and service and installation rates on the basis of a cable operator’s actual costs plus an allowable profit, which is calculated from the operator’s net investment, income tax rate and other factors.

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

Various other provisions in current federal law may significantly affect the costs or profits of cable television systems. These matters include a prohibition on exclusive franchises, restrictions on the ownership of competing video delivery services, restrictions on transfers of cable television ownership, a variety of consumer protection measures, and various regulations intended to facilitate the development of competing video delivery services. Other provisions benefit the owners of cable systems by restricting regulation of cable television in many significant respects, requiring that franchises be granted for reasonable periods of time, providing various remedies and safeguards to protect cable operators against arbitrary refusals to renew franchises, and limiting franchise fees to 5% of gross revenues.

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

The Copyright Act of 1976 gives cable television systems the ability, under certain terms and conditions and assuming that any applicable retransmission consents have been obtained, to retransmit the signals of television stations pursuant to a compulsory copyright license. Those terms and conditions permit cable systems to retransmit the signals of local television stations on a royalty-free basis; however in most cases cable systems retransmitting the signals of distant stations are required to pay certain license fees set forth in the statute or established by subsequent administrative regulations. The compulsory license fees have been increased on several occasions since this Act went into effect. In 1994 the availability of a compulsory copyright license was extended to “wireless cable” for both local and distant television signals and to direct broadcast satellite (“DBS”) operators for distant signals only, although in the latter case the license was limited to the signals of distant network-affiliated stations delivered to subscribers who could not receive an over-the-air signal of a station affiliated with the same network. However, in November 1999 Congress enacted the Satellite Home Viewer Improvement Act, which created a royalty-free compulsory copyright license for DBS operators who wish to distribute the signals of local television stations to satellite subscribers in the markets served by such stations. This Act continued the limitation on importing the signals of distant network-affiliated stations contained in the original compulsory license for DBS operators.

The general prohibition on telephone companies operating cable systems in areas where they provide local telephone service was eliminated by the Telecommunications Act of 1996. Telephone companies now can provide video services in their telephone service areas under four different regulatory plans. First, they can provide traditional cable television service and be subject to the same regulations as the Company’s cable television systems (including compliance with local franchise and any other local or state regulatory requirements). Second, they can provide “wireless cable” service, which is described below, and not be subject to either cable regulations or franchise requirements. Third, they can provide video services on a common-carrier basis, under which they would not be required to obtain local franchises but would be subject to common-carrier regulation (including a prohibition against exercising control over programming content). Finally, they can operate so-called “open video systems” without local franchises (although local communities can choose to require a franchise) and be subject to reduced regulatory burdens. The Act contains detailed requirements governing the operation of open video systems, including requiring the nondiscriminatory offering of capacity to third parties and limiting to one-third of total system capacity the number of channels the operator can program when demand exceeds available capacity. In addition, the rates charged by an open video system operator to a third party for the carriage of video programming must be just and reasonable as determined in accordance with standards established by the FCC. (Cable operators and others not affiliated with a telephone company may also become operators of open video systems.) The Act also generally prohibits telephone companies from acquiring or owning an interest in existing cable systems operating in their service areas.

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

At various times during the last decade, the FCC adopted rule changes intended to facilitate the development of multichannel multipoint distribution systems, also known as “wireless cable” or “MMDS,” a video and data service that is capable of distributing approximately 30 television channels in a local area by over-the-air microwave transmission using analog technology and a greater number of channels using digital compression technologies. The use of digital technology and a 1998 change in the FCC’s rules to permit reverse path transmission over wireless facilities also make it possible for such systems to deliver additional services, including Internet access. Also, in late 1998 the FCC auctioned a sizeable amount of spectrum in the 31 gigahertz band for use by a new wireless service, which is referred to as the Local Multipoint Distribution Service or “LMDS,” that has the potential to deliver television programming directly to subscribers’ homes as well as provide Internet access and telephony services. To date, however, there are no LMDS systems in operation that deliver television programming or provide either Internet access or telephony. Separately, in November 2000 the FCC approved the use of spectrum in the 12.2-12.7 gigahertz band (the same band used by DBS operators) to provide a new land-based interactive video and data delivery service known as the Multichannel Video Distribution and Data Service (“MVDDS”). MVDDS providers will use “reharvested” DBS spectrum to transmit programming on a non-harmful interference basis using terrestrial microwave transmitters. (While DBS subscribers point their dishes south to pick up their provider’s signal, MVDDS customers will aim their antennas north.) Although the Commission has not yet granted any licenses to operate MVDDS systems, in January 2004 it commenced an auction for the purpose of selecting MVDDS licensees. MVDDS providers, like providers of other forms of wireless cable, will not be required to obtain franchises from local governmental authorities and generally will operate under fewer regulatory requirements than conventional cable systems.

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

In 1996 Congress repealed the statutory provision that generally prohibited a party from owning an interest in both a television broadcast station and a cable television system within that station’s Grade B contour. However Congress left the FCC’s parallel rule in place, subject to a congressionally mandated periodic review by the agency. The FCC, in its subsequent review, decided to retain the prohibition for various competitive and diversity reasons. However in February 2002 the U.S. Court of Appeals for the District of Columbia Circuit struck down the rule, holding that the FCC’s decision to retain the rule was arbitrary and capricious.

In March 2002 the FCC issued a declaratory ruling classifying cable modem service as an “interstate information service.” Concurrently, the FCC issued a notice of proposed rulemaking to consider the regulatory implications of this classification. Among the issues to be decided are whether local authorities can require cable operators to provide competing Internet service providers with access to the cable operators’ facilities, the extent to which local authorities can regulate cable modem service, and whether local authorities can impose fees on the provision of cable modem service. In October 2003 the U.S. Court of Appeals for the Ninth Circuit, on an appeal from the FCC’s declaratory ruling noted above, ruled that cable modem service is partly an “information service” and partly a “telecommunications service.” Several parties have filed petitions for rehearing by the full Ninth Circuit panel. If this ruling stands, the characterization of cable modem service as partly a “telecommunications service” will likely affect the FCC’s decision on many of the issues in its pending rulemaking. Moreover, the Pole Attachment Act permits utilities to charge significantly higher rates for attachments made by entities that are providing a “telecommunications service.” The Company’s Cable One subsidiary currently offers Internet access on virtually all of its cable systems and is the sole Internet service provider on those systems. Thus, depending on the outcome, these judicial and regulatory proceedings have the potential to interfere with the Company’s ability to deliver Internet access on a profitable basis.

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

The domestic edition of Newsweek includes more than 100 different geographic or demographic editions which carry substantially identical news and feature material but enable advertisers to direct messages to specific market areas or demographic groups. Domestically, Newsweek ranks second in circulation among the three leading weekly news magazines (Newsweek, Time and U.S. News & World Report). For each of the last five years Newsweek’s average weekly domestic circulation rate base has been 3,100,000 copies. In 1999 Newsweek’s percentage of the total weekly domestic circulation rate base of the three leading weekly news magazines was 33.5%. Since 2000 that percentage has been 34.0%.

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

Newsweek’s published advertising rates are based on its average weekly circulation rate base and are competitive with those of the other weekly news magazines. As is common in the magazine industry, advertising typically is sold at varying discounts from Newsweek’s published rates. Effective with the January 13, 2003 issue, Newsweek’s published national advertising rates for all categories of such advertising were increased by 4.8%. Beginning with the issue dated January 12, 2004, such rates were increased again, in this case by an average of approximately 4.5%.

Internationally, Newsweek is published in a Europe, Middle East and Africa edition (formerly called the Atlantic edition); a Pacific edition covering Japan, Korea and south Asia; and a Latin American edition; all of which are in the English language. Editorial copy solely of domestic interest is eliminated in the international editions and is replaced by other international, business or national coverage primarily of interest abroad. Newsweek estimates that the combined average weekly paid circulation for these English-language international editions of Newsweek in 2003 was approximately 600,000 copies.

Since 1984 a section of Newsweek articles has been included in The Bulletin, an Australian weekly news magazine which also circulates in New Zealand. A Japanese-language edition of Newsweek, Newsweek Nihon Ban, has been published in Tokyo since 1986 pursuant to an arrangement with a Japanese publishing company which translates editorial copy, sells advertising in Japan and prints and distributes the edition. Newsweek Hankuk Pan, a Korean-language edition of Newsweek, began publication in 1991 pursuant to a similar arrangement with a Korean publishing company. Newsweek en Español, a Spanish-language edition of Newsweek which has been distributed in Latin America since 1996, is currently being published under an agreement with a Mexico-based company which translates editorial copy, prints and distributes the edition and jointly sells advertising with Newsweek. Newsweek Bil Logha Al-Arabia, an Arabic-language edition of Newsweek, began publication in 2000 under a similar arrangement with a Kuwaiti publishing company. Also, Newsweek Polska, a Polish-language newsweekly, was launched in September 2001 under a licensing agreement with a Polish publishing company which, in addition to translating selected stories from Newsweek’s various U.S. and foreign editions, has established a staff of Polish reporters and editors for the magazine. In December 2002 Newsweek announced an agreement with a Hong Kong-based publisher to publish Newsweek Select, a Chinese-language magazine based primarily on selected content translated from Newsweek’s U.S. and international editions. Limited distribution of Newsweek Select began in Hong Kong the second half of 2003. Newsweek estimates that the combined average weekly paid circulation of The Bulletin insertions and the foreign-language international editions of Newsweek was more than 500,000 copies in 2003.

The online version of Newsweek, which includes stories from Newsweek’s print edition as well as other material, has been a co-branded feature on the MSNBC.com website since 2000. This feature is being produced by Washingtonpost.Newsweek Interactive Company, another subsidiary of the Company.

Arthur Frommer’s Budget Travel magazine, another Newsweek publication, was published ten times during 2003 and had an average paid circulation of more than 500,000 copies. Budget Travel is headquartered in New York City and has its own editorial staff.

During recent years Congress has considered a range of proposals intended to restrict the marketing of tobacco products. The Company cannot now predict what actions may eventually be taken to limit or restrict tobacco advertising. However, such advertising accounts for only about 1% of Newsweek’s operating revenues and negligible revenues at The Washington Post and the Company’s other publications. Moreover, federal law has prohibited the carrying of advertisements for cigarettes and smokeless tobacco by commercial radio and television stations for many years. Thus the Company believes that any restrictions on tobacco advertising that may eventually be put into effect would not have a material adverse effect on Newsweek or on any of the Company’s other business operations.

PostNewsweek Tech Media

This division of Post-Newsweek Media, Inc. publishes controlled-circulation trade periodicals and produces trade shows and conferences for the government information technology industry.

Specifically, PostNewsweek Tech Media publishes Washington Technology, a twice-monthly news magazine for government information technology systems integrators; Government Computer News, a news magazine published 30 times per year serving government managers who buy information technology products and services; and GCN Technology, a news magazine published four times per year providing information technology product reviews and other buying information for government information technology managers. Washington Technology, Government Computer News, and GCN Technology have circulations of about 40,000, 87,000, and 100,000 copies, respectively. This division also publishes the Federal Technology Almanac, an annual reference guide for federal government information technology managers and private-sector information technology executives.

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

Education

Kaplan, Inc., a subsidiary of the Company, provides an extensive range of educational services for children, students and professionals. Kaplan’s historical focus on test preparation has been expanded as new educational and career services businesses have been acquired or initiated. The Company divides Kaplan’s various businesses into two categories: supplemental education, which consists of Kaplan’s Test Preparation and Admissions, Professional, and Score Education Divisions; and higher education, which consists of Kaplan’s Higher Education Division.

Through its Test Preparation and Admissions Division, Kaplan prepares students for a broad range of admissions and licensing examinations, including the SATs, LSATs, GMATs, MCATs, GREs, and nursing and medical boards. This business can be subdivided into four categories: K-12 (serving schools and school districts seeking assistance in preparing students for state assessment tests and for the SATs and ACTs and providing professional training for teachers); Graduate and Pre-College (serving high school and college students and professionals, primarily with preparation for admissions tests to college and to graduate, medical and law schools); Medical (serving medical professionals preparing for licensing exams); and English Language Training (serving foreign students and professionals wishing to study or work in the U.S.). Many of this division’s test preparation courses have been available to students via the Internet since 1999. During 2003 the Test Preparation and Admissions Division enrolled nearly 270,000 students (including over 76,000 enrolled in online programs) and provided courses at 159 permanent centers located throughout the United States and in Canada, Puerto Rico, London and Paris. In addition, Kaplan licenses material for certain of these courses to third parties who during 2003 offered such courses at 27 centers located in 12 foreign countries. The Test Preparation and Admissions Division also currently co-publishes more than 180 book titles, predominantly in the areas of test preparation, admissions, career guidance and life skills, through a joint venture with Simon & Schuster, and develops educational software for the K through 12 and graduate markets which is sold through arrangements with a third party who is responsible for production and distribution. This division also produces a college newsstand guide in conjunction with Newsweek.

Kaplan’s Professional Division offers continuing education, certification, licensing, exam preparation and professional development to corporations and to individuals seeking to advance their careers in a variety of disciplines. This division includes Deaborn Financial Services, a provider of continuing education and test preparation courses for financial services and insurance industry professionals; Dearborn Publishing, publisher of a variety of business and real estate books as well as printed and online materials for licensing, test preparation and continuing education in the real estate, architecture, home inspection, engineering and construction industries; The Schweser Study Program, a provider of test preparation courses for the Chartered Financial Analyst and Financial Risk Manager examinations; Kaplan CPA, which offers test preparation courses for the Certified Public Accounting Exam; Kaplan Professional Schools, a provider of courses for real estate and financial services licensing examinations and continuing education; Perfect Access Speer, a provider of software consulting and software training products, primarily to the legal profession; and Kaplan IT, which offers online test preparation courses for technical certifications in the information technology industry.

Kaplan’s Score Education Division offers computer-based learning and individualized tutoring for children in grades K through 10. In 2003 this business, which provides educational after-school enrichment services through 153 Score centers located in various areas of the United States, served more than 80,000 students, up from nearly 70,000 students in 2002. Score’s services are provided in facilities separate from Kaplan’s test preparation centers.

The Higher Education Division of Kaplan currently consists of 63 schools in 15 states that provide classroom-based instruction and three institutions that specialize in distance education. The schools providing classroom-based instruction offer a variety of bachelor degree, associate degree and diploma programs primarily in the fields of healthcare, business, paralegal studies, information technology, criminal justice and fashion and design. These schools were serving more than 26,700 students at year-end 2003 (which total includes the classroom-based programs of Kaplan College), with approximately 40% of such students enrolled in accredited bachelor or associate degree programs. Each of these schools has its own accreditation from one of several regional or national accrediting agencies recognized by the U.S. Department of Education. The institutions that specialize in distance education are Kaplan College, Concord University School of Law and The College for Professional Studies. Kaplan College offers various bachelor degree, associate degree and certificate programs, principally in the fields of financial planning, criminal justice, paralegal studies, information technology and management, and is accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools. Some of Kaplan College’s programs are offered online while others are offered in a traditional classroom format at the school’s Davenport, Iowa campus. At year-end 2003, Kaplan College had approximately 12,000 students enrolled in online programs. Concord University School of Law, the nation’s first online law school, offers Juris Doctor and Executive Juris Doctor degrees wholly online. At year-end 2003, approximately 1,650 students were enrolled at Concord. Concord is accredited by the Accrediting Commission of the Distance Education and Training Council and has received operating approval from the California Bureau of Private Post-Secondary and Vocational Education. Concord also has complied with the registration requirements of the State Bar of California; graduates are, therefore, able to apply for admission to the California Bar. The College for Professional Studies, which had over 1,300 students enrolled at year-end 2003, offers bachelor and associate degree and diploma correspondence programs in the fields of legal nurse consulting, paralegal studies and criminal justice; however, that school is no longer enrolling students and will discontinue operations after its current students complete their programs.

One of the ways a foreign national wishing to enter the United States to study may do so is to obtain an F-1 student visa. For many years, most of Kaplan’s Test Preparation and Admissions Division centers in the United States have been authorized by what is now the U.S. Citizenship and Immigration Services (the “USCIS”) to issue certificates of eligibility to prospective students to assist those students in applying for F-1 visas through a U.S. Embassy or Consulate. Under a program that became effective early in 2003, educational institutions are required to report electronically to the USCIS specified enrollment, departure and other information about the F-1 students to whom they have issued certificates of eligibility. All of the Kaplan U.S. Test Preparation and Admissions Division centers that applied have been certified to participate in this program. Once certified, a center must apply for recertification every two years. During 2003 students holding F-1 visas accounted for approximately 1.6% of the enrollment at Kaplan’s Test Preparation and Admissions Division and an insignificant number of students at Kaplan’s Higher Education Division.

In addition to its four divisions, during 2003 Kaplan acquired a number of foreign-based schools and other businesses that provide educational services. The largest acquisition was The Financial Training Company (“FTC”), a U.K.-based provider of training and test preparation services for accounting and financial services professionals. Kaplan also acquired several other related businesses which are now operated through FTC. At year-end 2003, FTC was the publisher of more than 100 textbooks and manuals and during the year had provided courses to over 30,000 students. Headquartered in London, FTC has 28 training centers around the UK as well as operations in Hong Kong, Shanghai and Singapore. During 2003 Kaplan also acquired Dublin Business School (“DBS”), an undergraduate institution located in Dublin, Ireland. DBS provides various undergraduate and graduate degree programs in business and the liberal arts. All of these overseas businesses were included in the supplemental education category in 2003.

Title IV Federal Student Financial Aid Programs

Funds provided under the student financial aid programs that have been created under Title IV of the Higher Education Act of 1965, as amended, historically have been responsible for a majority of the net revenues of the schools in Kaplan’s Higher Education Division, accounting, for example, for approximately $250 million of the revenues of such schools for the Company’s 2003 fiscal year. The significant role of Title IV funding in the operations of these schools is expected to continue.

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

A school may lose its eligibility to participate in Title IV programs if student defaults on the repayment of Title IV loans exceed specified default rates (referred to as “cohort default rates”). A school whose cohort default rate exceeds 40% for any single year may have its eligibility to participate in Title IV programs limited, suspended or terminated at the discretion of the Department of Education. A school whose cohort default rate equals or exceeds 25% for three consecutive years will automatically lose its Title IV eligibility for at least two years unless the school can demonstrate exceptional circumstances justifying its continued eligibility. Pursuant to another program requirement, any for-profit postsecondary institution (a category that includes all of the schools in Kaplan’s Higher Education Division) will lose its Title IV eligibility for at least one year if more than 90% of that institution’s receipts for any fiscal year are derived from Title IV programs.

The Title IV program regulations also provide that not more than 50% of an eligible institution’s courses can be provided online and that, in some cases, not more than 50% of an eligible institution’s students can be enrolled in online courses and impose certain other requirements intended to insure that individual programs (including online programs) eligible for Title IV funding include minimum amounts of instructional activity. However, Kaplan College currently is a participant in the distance education demonstration program of the Department of Education and as a result is exempt from the foregoing requirements until at least June 30, 2005. Several bills are currently pending in both houses of Congress that would exempt online courses from the 50% rules and certain other existing requirements if various other conditions set forth in such legislation or to be specified in future Department of Education regulations can be satisfied. The Company cannot now predict whether any of those bills will ultimately be enacted into law and whether Kaplan College will be able to satisfy whatever conditions may ultimately be imposed on the availability of Title IV funding for online programs.

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

Pursuant to Title IV program regulations, a school that undergoes a change in control must be reviewed and recertified by the Department of Education. Certifications obtained following a change in control are granted on a provisional basis that permits the school to continue participating in Title IV programs but provides fewer procedural protections if the Department of Education asserts a material violation of Title IV requirements. As a result of Kaplan’s acquisition of Quest Education Corporation in 2000, all of the schools owned by Quest at that time were provisionally certified by the Department of Education for a term expiring in June 2004; Kaplan will be eligible to apply for full certification for such schools (which constitute most of the schools in Kaplan’s Higher Education Division) in the spring of 2004. The schools acquired by Kaplan’s Higher Education Division subsequent to the Quest acquisition have also been provisionally certified by the Department of Education, generally for terms expiring approximately three years after the date of the acquisition.

No proceeding by the Department of Education is pending to fine any Kaplan school for a failure to comply with any Title IV requirement, or to limit, suspend or terminate the Title IV eligibility of any Kaplan school. However no assurance can be given that the Kaplan schools currently participating in Title IV programs will maintain their Title IV eligibility in the future or that the Department of Education might not successfully assert that one or more of such schools have previously failed to comply with Title IV requirements.

In accordance with Department of Education regulations, a number of the schools in Kaplan’s Higher Education Division are combined into groups of two or more schools for the purpose of determining compliance with Title IV requirements. Including schools that are not combined with other schools for that purpose, the Higher Education Division currently has 36 Title IV reporting units, the largest of which in terms of revenue accounted for approximately 17% of the Division’s 2003 revenues. If the Department of Education were to find that one reporting unit had failed to comply with any applicable Title IV requirement and as a result limited, suspended or terminated the Title IV eligibility of the school or schools in that unit, that action normally would not affect the Title IV eligibility of the schools in other reporting units that had continued to comply with Title IV requirements. For the most recent year for which data is available from the Department of Education, the cohort default rate for the Title IV reporting units in Kaplan’s Higher Education Division averaged 10.9%, and no unit had a cohort default rate of 25% or more. In 2003 those reporting units derived an average of less than 80% of their receipts from Title IV programs, with no unit deriving more than 88.5% of its receipts from such programs.

All of the Title IV financial aid programs are subject to periodic legislative review and reauthorization, and the next reauthorization is scheduled to take place during the current Congressional term. In addition, the availability of funding for the Title IV programs that provide non-repayable grants is wholly contingent upon the outcome of the annual federal appropriations process.

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

Other Activities

BrassRing

The Company beneficially owns a 49.3% equity interest in BrassRing LLC, an Internet-based hiring management company. The other principal members of BrassRing are the Tribune Company with a 26.9% interest; Gannett Co., Inc. with a 12.4% interest; and the venture capital firm Accel Partners with a 10.5% interest.

Production and Raw Materials

The Washington Post and Express are produced at the printing plants of WP Company in Fairfax County, Virginia and Prince George’s County, Maryland. The Herald and The Enterprise Newspapers are produced at The Daily Herald Company’s plant in Everett, Washington, while The Gazette Newspapers and the Southern Maryland Newspapers are all printed at the commercial printing facilities owned by Post-Newsweek Media, Inc. Greater Washington Publishing’s periodicals are produced by independent contract printers with the exception of one periodical that is printed at one of the commercial printing facilities owned by Post-Newsweek Media, Inc. All PostNewsweek Tech Media publications are produced by independent contract printers.

Newsweek’s domestic edition is produced by three independent contract printers at six separate plants in the United States; advertising inserts and photo-offset films for the domestic edition are also produced by independent contractors. The international editions of Newsweek are printed in England, Singapore, Switzerland, the Netherlands, South Africa and Hollywood, Florida; insertions for The Bulletin are printed in Australia. Since 1997 Newsweek and a subsidiary of Time Warner have used a jointly owned company based in England to provide production and distribution services for the Atlantic editions of both Newsweek and Time. In 2002 this jointly owned company began providing certain production and distribution services for the Asian editions of these magazines. Budget Travel is produced by one of the independent contract printers that also prints Newsweek’s domestic edition.

In 2003 The Washington Post and Express consumed about 190,000 tons* and 700 tons of newsprint, respectively. Such newsprint was purchased from a number of suppliers, including Bowater Incorporated, which supplied approximately 33% of the 2003 newsprint requirements for these newspapers. Although for many years some of the newsprint purchased for The Post from Bowater Incorporated typically was provided by Bowater Mersey Paper Company Limited, 49% of the common stock of which is owned by the Company (the majority interest being held by a subsidiary of Bowater Incorporated), since 1999 none of the newsprint consumed by either The Post or Express has come from that source. Bowater Mersey owns and operates a newsprint mill near Halifax, Nova Scotia, and owns extensive woodlands that provide part of the mill’s wood requirements. In 2003 Bowater Mersey produced about 268,000 tons of newsprint.

*	All references in this report to newsprint tonnage and prices refer to short tons (2,000 pounds) and not to metric tons (2,204.6 pounds), which are often used in newsprint price quotations.

The announced price of newsprint (excluding discounts) was approximately $750 per ton throughout 2003. Discounts from the announced price of newsprint can be substantial, and prevailing discounts increased slightly during the first quarter of the year and then decreased during the second and fourth quarters. The Company believes adequate supplies of newsprint are available to The Post and Express through contracts with various suppliers. Over 90% of the newsprint used by The Post and Express includes some recycled content. The Company owns 80% of the stock of Capitol Fiber Inc., which handles and sells to recycling industries old newspapers and other paper collected in Washington, D.C., Maryland and northern Virginia.

In 2003 the operations of The Daily Herald Company and Post-Newsweek Media, Inc. consumed approximately 6,800 and 21,800 tons of newsprint, respectively, which were obtained in each case from various suppliers. Approximately 85% of the newsprint used by The Daily Herald Company and 45% of the newsprint used by Post-Newsweek Media, Inc. include some recycled content.

The domestic edition of Newsweek consumed about 30,000 tons of paper in 2003, the bulk of which was purchased from six major suppliers. The current cost of body paper (the principal paper component of the magazine) is approximately $860 per ton.

Over 90% of the aggregate domestic circulation of both Newsweek and Budget Travel is delivered by periodical (formerly second-class) mail; most subscriptions for such publications are solicited by either first-class or standard A (formerly third-class) mail; and all PostNewsweek Tech Media publications are delivered by periodical mail. Thus, substantial increases in postal rates for these classes of mail could have a significant negative impact on the operating income of these business units. On the other hand, since advertising distributed by standard A mail competes to some degree with newspaper advertising, the Company believes increases in standard A rates could have a positive impact on the advertising revenues of The Washington Post, Express, The Herald, The Gazette Newspapers and Southern Maryland Newspapers, although the Company is unable to quantify the amount of such impact.

Competition

The Washington Post competes in the Washington, D.C. metropolitan area with The Washington Times, a newspaper which has published weekday editions since 1982 and Saturday and Sunday editions since 1991. The Post also encounters competition in varying degrees from newspapers published in suburban and outlying areas, other nationally circulated newspapers, and from television, radio, magazines and other advertising media, including direct mail advertising. Express similarly competes with various other advertising media in its service area, including both daily and weekly free-distribution newspapers.

Washingtonpost.Newsweek Interactive faces competition from many other Internet services, particularly services that feature national and international news, as well as from alternative methods of delivering news and information. In addition, other Internet-based services, including search engines, are carrying increasing amounts of advertising, and such services could also adversely affect the Company’s print publications and television broadcasting operations, all of which rely on advertising for the majority of their revenues. Several companies are offering online services containing information and advertising tailored for specific metropolitan areas, including the Washington, D.C. metropolitan area. For example, Digital City (a unit of Time Warner) produces a Washington, D.C. city guide which is part of AOL’s nationwide network of local online sites. National online classified advertising is becoming a particularly crowded field, with competitors such as Yahoo! and eBay aggregating large volumes of content into a national classified database covering a broad range of product lines. Other competitors are focusing on vertical niches in specific content areas: autos.msn.com (which is majority owned by Microsoft), AutoTrader.com and Autobytel.com, for example, aggregate national car listings; Realtor.com aggregates national real estate listings; while Monster.com, HotJobs.com (which is owned by Yahoo!) and CareerBuilder.com (which is jointly owned by Gannett, Knight-Ridder and Tribune Co.) aggregate employment listings.

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

The circulation of The Gazette Newspapers is limited to Montgomery, Prince George’s and Frederick Counties and parts of Carroll, Anne Arundel and Howard Counties, Maryland. The Gazette Newspapers compete with many other advertising vehicles available in their service areas, including The Potomac and Bethesda/Chevy Chase Almanacs, The Western Montgomery Bulletin, The Bowie Blade-News, The West County News and The Laurel Leader, weekly controlled-circulation community newspapers, The Montgomery Sentinel, a weekly paid-circulation community newspaper, The Prince George’s Sentinel, a weekly controlled-circulation community newspaper (which also has a weekly paid-circulation edition), The Montgomery and Prince George’s Journals, daily paid-circulation community newspapers, and The Frederick News-Post and Carroll County Times, daily paid-circulation community newspapers. The Southern Maryland Newspapers circulate in southern Prince George’s County and in Charles, Calvert and St. Mary’s Counties, Maryland, where they also compete with many other advertising vehicles available in their service areas, including the Calvert County Independent and St. Mary’s Today, weekly paid-circulation community newspapers.

The advertising periodicals published by Greater Washington Publishing compete both with many other forms of advertising available in their distribution area as well as with various other free-circulation advertising periodicals.

The Company’s television stations compete for audiences and advertising revenues with television and radio stations and cable television systems serving the same or nearby areas, with direct broadcast satellite services, and to a lesser degree with other video programming providers and with other media such as newspapers and magazines. Cable television systems operate in substantial portions of the Company’s broadcast markets where they compete for television viewers by importing out-of-market television signals and by distributing pay-cable, advertiser-supported and other programming that is originated for cable systems. In addition, direct broadcast satellite (“DBS”) services provide nationwide distribution of television programming (including in some cases pay-per-view programming and programming packages unique to DBS) using small receiving dishes and digital transmission technologies. In November 1999 Congress passed the Satellite Home Viewer Improvement Act, which gives DBS operators the ability to distribute the signals of local television stations to subscribers in the stations’ local market area (“local-into-local” service); although since April 2000 DBS operators have been required to obtain the consent of each local television station included in such a service. The analog signal of each of the Company’s television stations is currently being distributed locally by satellite. Under an FCC rule implementing provisions of this Act, since January 2002 DBS operators that offer local-into-local service have been required to carry all full-power television stations that request such carriage in the markets in which the DBS operators have chosen to offer local-into-local service. The FCC has also adopted rules that require certain program-exclusivity rules applicable to cable television to be applied to DBS operators. The Satellite Home Viewer Improvement Act also continues restrictions on the transmission of distant network stations by DBS operators. Under these restrictions, DBS operators are prohibited from distributing in a local market the signals of any distant network-affiliated television station except in areas where the analog over-the-air signal of the same network’s local affiliate is not available or where the local affiliate grants a waiver. Several lawsuits were filed beginning in 1996 in which plaintiffs (including all four major broadcast networks and network-affiliated stations including one of the Company’s Florida stations) alleged that certain DBS operators had not been complying with this restriction. The plaintiffs have entered into a settlement with DBS operator DirecTV, under which it will discontinue distant-network service to certain subscribers and alter the method by which it determines eligibility for this service. Litigation against DBS operator EchoStar is continuing. The Satellite Home Viewer Improvement Act also provides that certain distant-network subscribers whose service would have been discontinued as a result of this litigation will continue to have access to distant-network service through 2004. In addition to the matters discussed above, the Company’s television stations may also become subject to increased competition from low-power television stations, wireless cable services, satellite master antenna systems (which can carry pay-cable and similar program material) and prerecorded video programming. Further, the deployment of digital and other improved television technologies may enhance the ability of some of these other video providers to compete more effectively for viewers with the local television broadcasting stations owned by the Company.

Cable television systems operate in a highly competitive environment. In addition to competing with the direct reception of television broadcast signals by the viewer’s own antenna, such systems (like existing television stations) are subject to competition from various other forms of television program delivery. In particular, DBS services (which are discussed in more detail in the preceding paragraph) have been growing rapidly and are now a significant competitive factor. The ability of DBS operators to provide local-into-local service (as described above) has increased competition between cable and DBS operators in markets where local-into-local service is provided. DBS operators are not required to provide local-into-local service, and some smaller markets may not receive this service for several years. However, in December 2000 legislation was enacted to provide $1.25 billion in federal loan guarantees to help satellite carriers (and cable operators) provide local TV signals to rural areas, and DBS operators have stated that they intend to provide local-into-local service in a greater number of markets in the future. Local-into-local service is not yet offered in most markets in which the Company provides cable television service, but such services could be launched by DBS operators at any time. In December 2003 News Corporation Limited (“News Corp”), a global media company that in the United States owns the

Fox Television Network, 35 broadcast television stations, a group of regional sports networks and ten nationally distributed cable networks (including the Fox News Channel, FX, Speedvision and the National Geographic Channel), acquired a controlling interest in DirecTV. This acquisition was approved by the FCC in an order that, among other things, requires News Corp to offer carriage of its broadcast television stations and access to its cable programming services to cable television systems and other multichannel video programming distributors on nonexclusive and nondiscriminatory terms and conditions. Notwithstanding the requirements imposed by the FCC, this acquisition has the potential not only to enhance DirecTV’s effectiveness as a competitor, but also to limit the access of cable television systems to desirable programming and to increase the costs of such programming. The Company’s cable television systems also compete with wireless cable services in several of their markets and may face additional competition from such services in the future. Moreover, the Telecommunications Act of 1996 permits telephone companies to own and operate cable television systems in the same areas where they provide telephone services and thus may lead to the provision of competing program delivery services by local telephone companies.

According to figures compiled by Publishers’ Information Bureau, Inc., of the 228 magazines reported on by the Bureau, Newsweek ranked fifth in total advertising revenues in 2003, when it received approximately 2.3% of all advertising revenues of the magazines included in the report. The magazine industry is highly competitive, both within itself and with other advertising media that compete for audience and advertising revenue.

PostNewsweek Tech Media’s publications and trade shows compete with many other advertising vehicles and sources of similar information.

Kaplan competes in each of its test preparation product lines with a variety of regional and national test preparation businesses, as well as with individual tutors and in-school preparation for standardized tests. Kaplan’s Score Education subsidiary competes with other regional and national learning centers, individual tutors and other educational businesses that target parents and students. Kaplan’s Professional Division competes with other companies that provide alternative or similar professional training, test preparation and consulting services. Kaplan’s Higher Education Division competes with both facilities-based and other distance learning providers of similar educational services, including not-for-profit colleges and universities and for-profit businesses. Overseas, both The Financial Training Company and Dublin Business School compete with other for-profit companies and with governmentally supported schools and institutions that provide similar training and educational programs.

The Company’s publications and television broadcasting and cable operations also compete for readers’ and viewers’ time with various other leisure-time activities.

The future of the Company’s various business activities depends on a number of factors, including the general strength of the economy; population growth and the level of economic activity in the particular geographic and other markets it serves; the impact of technological innovations on entertainment, news and information dissemination systems; overall advertising revenues; the relative efficiency of publishing and broadcasting compared to other forms of advertising; and, particularly in the case of television broadcasting and cable operations, the extent and nature of government regulations.

Executive Officers

The executive officers of the Company, each of whom is elected for a one-year term at the meeting of the Board of Directors immediately following the Annual Meeting of Stockholders held in May of each year, are as follows:

Donald E. Graham, age 58, has been Chairman of the Board of the Company since September 1993 and Chief Executive Officer of the Company since May 1991. Mr. Graham served as President of the Company from May 1991 until September 1993 and prior to that had been a Vice President of the Company for more than five years. Mr. Graham also served as Publisher of The Washington Post from 1979 until September 2000.

Diana M. Daniels, age 54, has been Vice President and General Counsel of the Company since November 1988 and Secretary of the Company since September 1991. Ms. Daniels served as General Counsel of the Company from January 1988 to November 1988 and prior to that had been Vice President and General Counsel of Newsweek, Inc. since 1979.

Ann L. McDaniel, age 48, became Vice President-Human Resources of the Company in September 2001. Ms. McDaniel had previously served as Senior Director of Human Resources of the Company since January 2001, and prior to that held various editorial positions at Newsweek for more than five years, most recently as Managing Editor, a position she assumed in November 1998.

John B. Morse, Jr., age 57, has been Vice President-Finance of the Company since November 1989. He joined the Company as Vice President and Controller in July 1989 and prior to that had been a partner of Price Waterhouse.

Gerald M. Rosberg, age 57, became Vice President-Planning and Development of the Company in February 1999. He had previously served as Vice President-Affiliates at The Washington Post, a position he assumed in November 1997. Mr. Rosberg joined the Company in January 1996 as The Post’s Director of Affiliate Relations.

Employees

The Company and its subsidiaries employ approximately 13,200 persons on a full-time basis.

WP Company has approximately 2,470 full-time employees. About 1,500 of that unit’s full-time employees and about 400 part-time employees are represented by one or another of five unions. Collective bargaining agreements are currently in effect with locals of the following unions covering the full-time and part-time employees and expiring on the dates indicated: 1,260 editorial, newsroom and commercial department employees represented by the Communications Workers of America (November 7, 2005); 65 paper handlers and general workers represented by the Graphic Communications International Union (November 20, 2004); 43 machinists represented by the International Association of Machinists (January 11, 2007); 33 photoengravers-platemakers represented by the Graphic Communications International Union (February 11, 2007); 28 electricians represented by the International Brotherhood of Electrical Workers (June 17, 2004); and 31 engineers, carpenters and painters represented by the International Union of Operating Engineers (April 9, 2005). The agreement covering 420 mailroom workers represented by the Communications Workers of America expired on May 18, 2003, and efforts to negotiate a new agreement are continuing.

Washingtonpost.Newsweek Interactive has approximately 205 full-time and 35 part-time employees, none of whom is represented by a union.

Of the approximately 250 full-time and 100 part-time employees at The Daily Herald Company, about 70 full-time and 20 part-time employees are represented by one or another of three unions. The newspaper’s collective bargaining agreement with the Graphic Communications International Union, which represents press operators, expires on March 15, 2005, and its agreement with the Communications Workers of America, which represents printers and mailers, expires on October 31, 2005. The Newspaper’s agreement with the International Brotherhood of Teamsters, which represents bundle haulers, expired on September 22, 2003, and a new agreement is currently being negotiated.

The Company’s broadcasting operations have approximately 980 full-time employees, of whom about 230 are union-represented. Of the eight collective bargaining agreements covering union-represented employees, one has expired and is being renegotiated. Two other collective bargaining agreements will expire in 2004.

The Company’s Cable Television Division has approximately 1,700 full-time employees, none of whom is represented by a union.

Newsweek has approximately 640 full-time employees (including about 125 editorial employees represented by the Communications Workers of America under a collective bargaining agreement that will expire on December 31, 2005).

Kaplan employs approximately 6,150 persons on a full-time basis. Kaplan also employs substantial numbers of part-time employees who serve in instructional and administrative capacities. During peak seasonal periods Kaplan’s part-time workforce exceeds 12,000 employees. None of Kaplan’s employees is represented by a union.

Post-Newsweek Media, Inc. has approximately 650 full-time and 105 part-time employees. Robinson Terminal Warehouse Corporation (the Company’s newsprint warehousing and distribution subsidiary), Greater Washington Publishing and Express Publications Company each employ fewer than 100 persons. None of these units’ employees is represented by a union.

Forward-Looking Statements

All public statements made by the Company and its representatives that are not statements of historical fact, including certain statements in this Annual Report on Form 10-K and elsewhere in the Company’s 2003 Annual Report to Stockholders, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include comments about the Company’s business strategies and objectives, the prospects for growth in the Company’s various business operations, and the Company’s future financial performance. As with any projection or forecast, forward-looking statements are subject to various risks and uncertainties that could cause actual results or events to differ materially from those anticipated in such statements. In addition to the various matters discussed elsewhere in this Annual Report on Form 10-K (including the financial statements and other items filed herewith), specific factors identified by the Company that might cause such a difference include the following: changes in prevailing economic conditions, particularly in the specific geographic and other markets served by the Company; actions of competitors, including price changes and the introduction of competitive service offerings; changes in the preferences of readers, viewers and advertisers, particularly in response to the growth of Internet-based media; changes in communications and broadcast technologies; the effects of changing cost or availability of raw materials, including changes in the cost or availability of newsprint and magazine body paper; changes in the extent to which standardized tests are used in the admissions process by colleges and graduate schools; changes in the extent to which licensing or proficiency examinations are used to qualify individuals to pursue certain careers; changes in laws or regulations, including changes that affect the way business entities are taxed; and changes in accounting principles or in the way such principles are applied.

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

Item 2. Properties.

WP Company owns the principal offices of The Washington Post in downtown Washington, D.C., including both a seven-story building in use since 1950 and a connected nine-story office building on contiguous property completed in 1972 in which the Company’s principal executive offices are located. Additionally, WP Company owns land on the corner of 15th and L Streets, N.W., in Washington, D.C., adjacent to The Post’s office building. This land is leased on a long-term basis to the owner of a multi-story office building that was constructed on the site in 1982. WP Company rents a number of floors in this building. WP Company also owns and occupies a small office building on L Street which is connected to The Post’s office building. On December 22, 2003, WP Company sold a 35,000-square-foot lot on 15th Street next to the lot containing The Post’s office building. The lot that was sold contained a two-level parking facility that had been used by Post employees for many years but was no longer needed for that purpose since the basement under The Post’s office building had been converted into a parking garage in 2002.

WP Company owns a printing plant in Fairfax County, Virginia which was built in 1980 and expanded in 1998. That facility is located on 19 acres of land owned by WP Company. WP Company also owns a printing plant and distribution facility in Prince George’s County, Maryland, which was built in 1998 on a 17-acre tract of land owned by WP Company. In addition, WP Company owns undeveloped land near Dulles Airport in Fairfax County, Virginia (39 acres) and in Prince George’s County, Maryland (34 acres).

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

The headquarters offices of the Company’s broadcasting operations are located in Detroit, Michigan in the same facilities that house the offices and studios of WDIV. That facility and those that house the operations of each of the Company’s other television stations are all owned by subsidiaries of the Company, as are the related tower sites (except in Houston, Orlando and Jacksonville, where the tower sites are 50% owned).

The headquarters offices of the Cable Television Division are located in a three-story office building in Phoenix, Arizona that was purchased by Cable One in 1998. The majority of the offices and head-end facilities of the Division’s individual cable systems are located in buildings owned by Cable One. Substantially all of the tower sites used by the Division are leased.

The principal offices of Newsweek are located at 251 West 57th Street in New York City, where Newsweek rents space on nine floors. The lease on this space will expire in 2009 but is renewable for a 15-year period at Newsweek’s option at rentals to be negotiated or arbitrated. Budget Travel’s offices are also located in New York City, where they occupy premises under a lease that expires in 2010. In 1997 Newsweek sold its Mountain Lakes, N.J. facility to a third party and leased back a portion of this building to house its accounting, production and distribution departments. The lease on this space will expire in 2007 but is renewable for two 5-year periods at Newsweek’s option.

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

Kaplan owns a total of eight buildings, including a six-story building located at 131 West 56th Street in New York City, which serves as an educational center primarily for international students, and a 2,300 square foot office condominium in Chapel Hill, North Carolina which it utilizes for its Test Prep business. Kaplan also owns a 15,000 square foot three-story building in Berkeley, California utilized for its Test Prep and English Language Training businesses; a 39,000 square foot four-story brick building and a 19,000 square foot two-story brick building in Lincoln, Nebraska which are used by the Lincoln School of Commerce; a 25,000 square foot one-story building in Omaha, Nebraska used by the Nebraska College of Business; a 131,000 square foot five-story brick building in Manchester, New Hampshire used by Hesser College; and an 18,000 square foot one-story brick building in Dayton, Ohio used by the Ohio Institute of Photography and Technology. Kaplan’s distribution facilities for most of its domestic publications are located in a 169,000 square foot warehouse in Aurora, Illinois which has been rented under a lease which expires in 2010. Kaplan’s headquarters offices are located at 888 Seventh Avenue in New York City, where Kaplan rents space on three floors under a lease which expires in 2017. All other Kaplan facilities in the United States and overseas (including administrative offices and instructional locations) occupy leased premises.

The offices of Washingtonpost.Newsweek Interactive occupies 85,000 square feet of office space in Arlington, Virginia under a lease which expires in 2010. Express Publications Company subleases part of this space.

Greater Washington Publishing’s offices are located in leased space in Fairfax, Virginia.

Item 3. Legal Proceedings.

The Company, its wholly owned subsidiary The Gazette Newspapers, Inc. (now Post-Newsweek Media, Inc.), and the Washington Suburban Press Network, Inc. (a corporation jointly owned by Post-Newsweek Media and another media investor) were parties to an antitrust lawsuit filed in February 2001 by the owners of several local Maryland newspapers in the United States District Court for the District of Maryland. This suit alleged violations of the Sherman Act, the Clayton Act and the Maryland Antitrust Act and asserted state law claims for unfair competition, breach of contract and tortuous interference. The allegations largely stemmed from the Gazette’s acquisition of the Southern Maryland Newspapers in 2001 and Press Network’s treatment of newspapers published by certain of the plaintiffs in connection with membership in the network and the placement of newspaper advertising. The District Court granted summary judgment for defendants on all of plaintiffs’ claims in August 2002, which ruling was affirmed by the United States Court of Appeals for the Fourth Circuit in August 2003.

The class action lawsuit filed against Kaplan, Inc. in December 2002 in the Superior Court of the State of California, County of Alameda, which alleged violations of the California wage and hour laws, among other things, was settled in July 2003.

The Company and its subsidiaries are also defendants in various other civil lawsuits that have arisen in the ordinary course of their businesses, including actions alleging libel, invasion of privacy and violations of applicable wage and hour laws. While it is not possible to predict the outcome of these lawsuits, in the opinion of management their ultimate disposition should not have a material adverse effect on the financial position, liquidity or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Class B Common Stock is traded on the New York Stock Exchange under the symbol “WPO.” The Company’s Class A Common Stock is not publicly traded.

The high and low sales prices of the Company’s Class B Common Stock during the last two years were:

	2003		2002

Quarter	High	Low	High	Low

January – March	$764	$659	$618	$520

April – June	741	679	634	545

July – September	752	650	675	516

October – December	820	667	743	646

During 2003 the Company repurchased 910 shares of its Class B Common Stock.

At January 30, 2004, there were 28 holders of record of the Company’s Class A Common Stock and 998 holders of record of the Company’s Class B Common Stock.

Both classes of the Company’s Common Stock participate equally as to dividends. Quarterly dividends were paid at the rate of $1.45 per share during 2003 and $1.40 per share during 2002.

Item 6.	Selected Financial Data.

See the information for the years 1999 through 2003 contained in the table titled “Ten-Year Summary of Selected Historical Financial Data” which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 25 hereof (with only the information for such years to be deemed filed as part of this Annual Report on Form 10-K).

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

The Company is exposed to market risk in the normal course of its business due primarily to its ownership of marketable equity securities, which are subject to equity price risk, and to its borrowing activities, which are subject to interest rate risk.

Equity Price Risk

The Company has common stock investments in several publicly traded companies (as discussed in Note C to the Company’s consolidated Financial Statements) that are subject to market price volatility. The fair value of these common stock investments totaled $247,958,000 at December 28, 2003.

The following table presents the hypothetical change in the aggregate fair value of the Company’s common stock investments in publicly traded companies assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the market price of each stock included therein:

Value of Common Stock Investments			Value of Common Stock Investments
Assuming Indicated Decrease in			Assuming Indicated Increase in
Each Stock’s Price			Each Stock’s Price

-30%	-20%	-10%	+10%	+20%	+30%

$173,571,000	$198,366,000	$223,162,000	$272,754,000	$297,550,000	$322,345,000

During the 20 quarters since the end of the Company’s 1998 fiscal year, market price movements caused the aggregate fair value of the Company’s common stock investments in publicly traded companies to change by approximately 20% in one quarter, 15% in five quarters and by less than 10% in each of the other 14 quarters.

Interest Rate Risk

At December 28, 2003, the Company had short-term commercial paper borrowings outstanding of $188,316,000 at an average interest rate of 1.1%. At December 29, 2002, the Company had commercial paper borrowings outstanding of $259,258,000 at an average interest rate of 1.6%. The Company is exposed to interest rate risk with respect to such borrowings since an increase in commercial paper borrowing rates would increase the Company’s interest expense on its commercial paper borrowings. Assuming a hypothetical 100 basis point increase in its average commercial paper borrowing rates from those that prevailed during the Company’s 2003 and 2002 fiscal years, the Company’s interest expense would have been greater by approximately $1,800,000 in fiscal 2003 and by approximately $4,100,000 in fiscal 2002.

The Company’s long-term debt consists of $400,000,000 principal amount of 5.5% unsecured notes due February 15, 2009 (the “Notes”). At December 28, 2003, the aggregate fair value of the Notes, based upon quoted market prices, was $434,560,000. An increase in the market rate of interest applicable to the Notes would not increase the Company’s interest expense with respect to the Notes since the rate of interest the Company is required to pay on the Notes is fixed, but such an increase in rates would affect the fair value of the Notes. Assuming, hypothetically, that the market interest rate applicable to the Notes was 100 basis points higher than the Notes’ stated interest rate of 5.5%, the fair value of the Notes would be approximately $382,770,000. Conversely, if the market interest rate applicable to the Notes was 100 basis points lower than the Notes’ stated interest rate, the fair value of the Notes would then be approximately $418,100,000.

Item 8.	Financial Statements and Supplementary Data.

See the Company’s Consolidated Financial Statements at December 28, 2003, and for the periods then ended, together with the report of PricewaterhouseCoopers LLP thereon and the information contained in Note O to said Consolidated Financial Statements titled “Summary of Quarterly Operating Results and Comprehensive Income (Unaudited),” which are included in this Annual Report on Form 10-K and listed in the index to financial information on page 25 hereof.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 28, 2003. Based on that evaluation, the Company’s Chief Executive Officer and Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information contained under the heading “Executive Officers” in Item 1 hereof and the information contained under the headings “Nominees for Election by Class A Stockholders,” “Nominees for Election by Class B Stockholders” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders is incorporated herein by reference thereto.

The Company has adopted codes of conduct that constitute “codes of ethics” as that term is defined in paragraph (b) of Item 406 of Regulation S-K and that apply to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and to any persons performing similar functions. Such codes of conduct are posted on the Company’s Internet website, the address of which is www.washpostco.com, and the Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K with respect to certain amendments to, and waivers of the requirements of, the provisions of such codes of conduct applicable to the officers and persons referred to above by posting the required information on its Internet website.

Item 11. Executive Compensation.

The information contained under the headings “Director Compensation,” “Executive Compensation,” “Retirement Plans,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Performance Graph” in the definitive Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained under the heading “Stock Holdings of Certain Beneficial Owners and Management” and in the table titled “Equity Compensation Plan Information” in the definitive Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 13.	Certain Relationships and Related Transactions.

The information contained under the heading “Certain Relationships and Related Transactions” in the definitive Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 14.	Principal Accountant Fees and Services.

The information contained under the heading “Audit Committee Report” in the definitive Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders is incorporated herein by reference thereto.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

(i) Financial Statements and Financial Statement Schedules

As listed in the index to financial information on page 25 hereof.

(ii) Exhibits

As listed in the index to exhibits on page 63 hereof.

(b)	Reports on Form 8-K.

The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

(i) Current Report on Form 8-K dated September 29, 2003, reporting under Item 5 the Company’s offer to purchase certain options outstanding under the Kaplan, Inc. stock option plan.

(ii) Current Report on Form 8-K dated October 31, 2003, reporting under Items 7 and 12 the Company’s third quarter earnings and including as an exhibit the Company’s press release dated October 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2004.

THE WASHINGTON POST COMPANY
(Registrant)

By	/s/ John B. Morse, Jr.

John B. Morse, Jr.
Vice President-Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 9, 2004:

Donald E. Graham	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director

John B. Morse, Jr.	Vice President-Finance (Principal Financial and Accounting Officer)

Warren E. Buffett	Director

Daniel B. Burke	Director

Barry Diller	Director

John L. Dotson Jr.	Director

George J. Gillespie, III	Director

Ralph E. Gomory	Director

Ronald L. Olson	Director

Alice M. Rivlin	Director

Richard D. Simmons	Director

George W. Wilson	Director

By	/s/ John B. Morse, Jr.

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

(This page intentionally left blank)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This analysis should be read in conjunction with the consolidated financial statements and the notes thereto.

OVERVIEW

The Washington Post Company is a media and education company, with education as the fastest-growing business. The Company operates principally in four areas of the media business: newspaper publishing, television broadcasting, magazine publishing and cable television. Through its subsidiary Kaplan, Inc., the Company provides educational services for individuals, schools and businesses. The Company’s business units are diverse and subject to different trends and risks.

The Company’s education segment is expected to become the largest operating segment of the Company from a revenue standpoint in 2004. The Company has devoted significant resources and attention to this division, given the attractiveness of investment opportunities and growth prospects. The growth of Kaplan in recent years has come from both rapid internal growth and acquisitions. Each of Kaplan’s businesses showed strong revenue and operating income growth in 2003, in particular, both the campus-based and online businesses in its higher education division. Kaplan made 13 acquisitions in 2003, the most significant of which were Financial Training Company, a test preparation services company for accountants and financial services professionals, primarily in the United Kingdom; and Dublin Business School, Ireland’s largest private undergraduate institution. These acquisitions mark the Company’s most significant business investments outside the United States in more than 10 years. Over the past several years, Kaplan’s revenues have grown rapidly while operating income (loss) has fluctuated due largely to various business investments and stock compensation charges.

The cable division has also been a source of recent growth and capital investment. Cable One’s industry has experienced significant technological change, which has created new revenue opportunities, such as digital television and broadband, as well as increased competition, particularly from satellite television service providers. Through extensive marketing efforts in 2003, the Company’s cable division was able to report a small increase in the number of basic cable subscribers during the year (total basic subscribers of 720,800 at the end of 2003), an increase in paying digital subscribers during the year (222,900 paying digital subscribers at the end of December 2003) and a 69 percent increase in the number of CableONE.net subscribers (133,800 high speed data subscribers at the end of December 2003). As part of this marketing effort, the cable division froze most rates for Cable One subscribers during the year. The cable division began offering bundled services in 2003 (basic and tier service, digital service, and high speed data service in one package) with monthly subscriber discounts. By the end of 2003, almost 9 percent of the cable division’s subscribers accepted the full bundle of services.

The Company’s newspaper publishing, broadcast television, and magazine publishing divisions derive revenue from advertising and, to a lesser extent, circulation and subscription. These divisions’ results tend to fluctuate with the overall advertising cycle (amongst other business factors). In 2003, advertising showed some improvement after a prolonged slump. The Washington Post newspaper reported an increase in print classified recruitment revenue in the fourth quarter of 2003, the first such increase since the third quarter of 2000. Preprint and general print advertising categories showed double digit growth in 2003. Circulation volume was down by about 2 percent during the year, mostly due to a reduction in single copy sales during the year. In order to reduce costs over the long term, the newspaper offered early retirement programs to certain groups of employees, including the newsroom, with a total of 153 employees accepting such offers; costs of $34.1 million were recorded in connection with these programs in 2003. The Company’s online publishing business, Washingtonpost.Newsweek Interactive, showed a 30 percent revenue growth in 2003, but continued to incur an operating loss, however, at a much reduced level.

The Company’s television broadcasting division experienced a large decline in operating income due primarily to the absence of significant political and Olympics-related advertising in 2003. The Company expects significant improvement in 2004, with the elections and the summer Olympics; however, the recent campaign finance legislation may have an adverse impact on political revenues in 2004. Newsweek magazine showed ad growth in 2003 despite significant reductions in travel-related advertising at its international Pacific edition due to the SARS outbreak. Newsweek’s domestic edition fared well compared to its primary competitors in 2003, adding market share. Newsweek had two early retirement programs offered in 2002; this helped to keep costs down in 2003.

The Company generates a significant amount of cash from its businesses that is used to support its operations, to pay down debt, and to fund capital expenditures, dividends and acquisitions.

RESULTS OF OPERATIONS — 2003 COMPARED TO 2002

Net income was $241.1 million ($25.12 per share) for the fiscal year ended December 28, 2003, compared with net income of $204.3 million ($21.34 per share) for the fiscal year ended December 29, 2002. The Company’s 2003 results include a non-operating gain from the sale of the Company’s 50 percent interest in the International Herald Tribune (after-tax impact of $32.3 million, or $3.38 per share), an operating gain from the sale of land at The Washington Post newspaper (after-tax impact of $25.5 million, or $2.66 per share), early retirement program charges at The Washington Post newspaper (after-tax impact of $20.8 million, or $2.18 per share), Kaplan stock compensation expense for the 10 percent premium associated with the purchase of certain outstanding stock options announced in the third quarter (after-tax impact of $6.4 million, or $0.67 per share), and a charge in connection with the establishment of the Kaplan Educational Foundation (after-tax impact of $3.9 million, or $0.41 per share). The Company’s 2002 results included a net non-operating gain from the exchange of certain cable systems (after-tax impact of $16.7 million, or $1.75 per share), a transitional goodwill impairment loss

(after-tax impact of $12.1 million, or $1.27 per share), charges from early retirement programs (after-tax impact of $11.3 million, or $1.18 per share), and a net non-operating loss from the write-down of certain of the Company’s investments (after-tax impact of $2.3 million, or $0.24 per share).

Results for 2003 include $119.1 million in stock compensation expense at the Kaplan education division, which was significantly higher than the $34.5 million in Kaplan stock compensation expense in 2002. In September 2003, the Company announced an offer totaling $138 million for approximately 55 percent of the stock options outstanding at Kaplan. The Company’s offer included a 10 percent premium over the current valuation price. The Company paid out $118.7 million in the fourth quarter of 2003, with the remainder of the payouts to be made from 2004 through 2007. A small number of key Kaplan executives will continue to hold the remaining 45 percent of outstanding Kaplan stock options, with roughly half of the remaining options expiring in 2007 and half expiring in 2011. The Company does not expect to issue additional Kaplan stock options in the future.

Revenue for 2003 was $2,838.9 million, up 10 percent compared to revenue of $2,584.2 million in 2002. The increase in revenue is due mostly to significant revenue growth at the education division, along with increases at the Company’s cable television, newspaper publishing, and magazine publishing divisions; revenues were down at the television broadcasting division. Advertising revenue increased 1 percent in 2003, and circulation and subscriber revenue increased 5 percent. Education revenue increased 35 percent in 2003, and other revenue was flat. The increase in advertising revenue is due to increases at the newspaper publishing and magazine publishing divisions, offset by a decline at the television broadcasting division due primarily to significant political revenues in 2002. The increase in circulation and subscriber revenue is due to an 8 percent increase in subscriber revenue at the cable division from continued growth in cable modem and digital service revenues, a 1 percent increase in circulation revenue at The Post, and a slight increase in Newsweek circulation revenues due to increased newsstand sales for both the domestic and international editions of Newsweek. Revenue growth at Kaplan, Inc. (about 43 percent of which was from acquisitions) accounted for the increase in education revenue.

Operating costs and expenses for the year increased 12 percent to $2,475.1 million, from $2,206.6 million in 2002. The increase is primarily due to a significant increase in stock-based compensation at Kaplan, higher expenses from operating growth at Kaplan, early retirement program charges, higher newsprint prices and a reduced pension credit, offset by a $41.7 million pre-tax gain on the sale of land at The Washington Post newspaper.

Operating income declined 4 percent to $363.8 million, from $377.6 million in 2002, due largely to the $84.6 million increase in Kaplan stock compensation discussed above. Operating results for 2003 also include a $41.7 million pre-tax gain on the sale of land at The Washington Post newspaper, $34.1 million in pre-tax charges from early retirement programs at The Washington Post newspaper, and a $6.5 million charge for the Kaplan Educational Foundation. Operating results for 2002 included $19.0 million in pre-tax charges from early retirement programs. The Company’s year-to-date results were adversely impacted by a reduction in operating income at the television broadcasting division and a reduced net pension credit. Improved results at the Company’s newspaper publishing, magazine publishing and cable television divisions helped to offset these declines.

The Company’s 2003 operating income includes $55.1 million of net pension credits, compared to $64.4 million in 2002. These amounts exclude $34.1 million and $19.0 million in charges related to early retirement programs in 2003 and 2002, respectively.

DIVISION RESULTS

Newspaper Publishing Division. Newspaper publishing division revenue in 2003 increased 4 percent to $872.8 million, from $842.0 million in 2002. Division operating income for 2003 totaled $134.2 million, an increase of 23 percent from operating income of $109.0 million in 2002. Operating results for 2003 include a fourth quarter $41.7 million pre-tax gain on the sale of land at The Washington Post newspaper and $34.1 million in pre-tax charges from early retirement programs at The Washington Post newspaper. Operating results for 2002 included a $2.9 million charge from an early retirement program at The Washington Post newspaper. Improved operating results for 2003 are due to increased advertising revenue and cost control initiatives employed throughout the division, offset by a 3 percent increase in newsprint expense, incremental costs associated with the war in Iraq, a reduced pension credit, and a small loss from a new commuter newspaper, Express, which was launched in August 2003. Operating margin at the newspaper publishing division was 15 percent for 2003 and 13 percent for 2002.

Print advertising revenue at The Washington Post newspaper increased 3 percent to $572.2 million, from $555.7 million in 2002. The rise in print advertising revenue for 2003 was due to increases in general and preprint advertising revenue, which more than offset declines in classified and retail advertising revenue from volume declines. Classified recruitment advertising revenue decreased $6.1 million in 2003, due to a 14 percent volume decline. Classified recruitment advertising revenue increased by $0.8 million, or 6 percent, during the fourth quarter of 2003, with flat volume compared to 2002. This was the first quarter with an increase in classified recruitment advertising revenue since the third quarter of 2000.

Circulation revenue at The Post was up 1 percent for 2003 due to an increase in home delivery prices. Daily circulation at The Post declined 2.0 percent, and Sunday circulation declined 1.8 percent. Single copy sales contributed to the decline, with a 9 percent daily decrease and a 6 percent Sunday decrease. For the year ended December 28, 2003, average daily circulation at The Post totaled 745,000 (unaudited), and average Sunday circulation totaled 1,035,000 (unaudited).

During 2003, revenue generated by the Company’s online publishing activities, primarily washingtonpost.com, increased 30 percent to $46.9 million, from $35.9 million in 2002. Local and national online advertising revenues grew 59 percent and revenues at the Jobs section of washingtonpost.com increased 29 percent.

As previously discussed, the Post launched a new commuter newspaper, Express, in August 2003. The new publication appears each morning, Monday through Friday, in tabloid form and is distributed free-of-charge in the Washington, D.C. area.

Television Broadcasting Division. Revenue for the television broadcasting division decreased 8 percent to $315.1 million in 2003, from $343.6 million in 2002, due to approximately $31.8 million in political advertising in 2002, $5.0 million in incremental Olympics-related advertising at the Company’s NBC affiliates in the first quarter of 2002, and several days of commercial-free coverage in connection with the Iraq war in March 2003.

Operating income for 2003 decreased 17 percent to $139.7 million, from operating income of $168.8 million in 2002, primarily as a result of the revenue reductions discussed above. Operating margin at the broadcast division was 44 percent for 2003 and 49 percent for 2002.

Competitive market position remained strong for the Company’s television stations. WDIV in Detroit and KSAT in San Antonio were ranked number one in the November 2003 ratings period, Monday through Friday, sign-on to sign-off; WJXT in Jacksonville ranked second; WKMG in Orlando was tied for second; KPRC in Houston ranked third; and WPLG was third among English-language stations in the Miami market.

In July 2002, WJXT in Jacksonville, Florida began operations as an independent station when its network affiliation with CBS ended.

Magazine Publishing Division. Revenue for the magazine publishing division totaled $353.6 million for 2003, a 1 percent increase from $349.1 million in 2002. The revenue increase in 2003 is due to increases in ad pages at Newsweek’s domestic edition, Arthur Frommer’s Budget Travel magazine, and the Company’s trade magazines, offset by lower advertising revenue at the international editions of Newsweek, particularly travel-related advertising at the Pacific edition.

Operating income totaled $43.5 million for 2003, an increase of 69 percent from operating income of $25.7 million in 2002. The improvement in operating results for 2003 is primarily attributable to $16.1 million in pre-tax charges in connection with early retirement programs at Newsweek in 2002, offset by a reduced pension credit.

Operating margin at the magazine publishing division was 12 percent for 2003 and 7 percent for 2002.

Cable Television Division. Cable division revenue of $459.4 million for 2003 represents a 7 percent increase from revenue of $428.5 in 2002. The 2003 revenue increase is principally due to rapid growth in the division’s cable modem and digital service revenues, offset by lower pay and basic revenues due to fewer average basic and pay subscribers during the year, and the lack of rate increases due to a decision to freeze most rates for Cable One subscribers in 2003 (the Company’s price increases normally take effect in the second quarter each year).

Cable division operating income increased 9 percent in 2003 to $88.4 million, from operating income of $80.9 million in 2002. The increase in operating income for 2003 is due mostly to the division’s revenue growth, offset by higher depreciation expense and an increase in technical, Internet, marketing and employee benefits costs. Operating margin at the cable television division was 19 percent in 2003 and 2002.

Depreciation expense increased due to significant capital spending in recent years that has enabled the cable division to offer digital and broadband cable services to its subscribers. The cable division began its rollout plan for these services in the third quarter of 2000. Depreciation expense in 2002 included a $5.4 million charge for obsolete assets. At December 31, 2003, the cable division had approximately 222,900 digital cable subscribers, representing a 31 percent penetration of the subscriber base. Both digital and cable modem services are now offered in virtually all of the cable division’s markets.

At December 31, 2003, the cable division had 720,800 basic subscribers, compared to 718,000 at the end of December 2002, with the increase due to significant marketing efforts in 2003 to stabilize the subscriber base. At December 31, 2003, the cable division had 133,800 CableONE.net service subscribers, compared to 79,400 at the end of December 2002, due to a large increase in the Company’s cable modem deployment and take-up rates. In 2003, the cable division launched a number of marketing initiatives, including door-to-door sales and bundled service offers with monthly discounts, which have resulted in increased customer subscription rates.

At December 31, 2003, Revenue Generating Units (RGUs), as defined by the NCTA Standard Reporting Categories, totaled 1,077,500, compared to 993,600 as of December 31, 2002. The increase is due to an increase in the number of digital cable and high speed data customers.

Below are details of cable division capital expenditures for 2003 and 2002, as defined by the NCTA Standard Reporting Categories (in millions):

	2003	2002

Customer premise equipment	$17.0	$27.2

Commercial	0.1	0.1

Scaleable infrastructure	5.3	6.8

Line extensions	10.6	10.4

Upgrade/ rebuild	21.4	37.4

Support capital	11.5	10.6

Total	$65.9	$92.5

Education Division. Education division revenue in 2003 increased 35 percent to $838.1 million, from $621.1 million in 2002. Kaplan reported an operating loss of $11.7 million for the year, compared to operating income of $20.5 million in 2002. The decline is due to an $84.6 million increase in Kaplan stock compensation expense in 2003 and a $6.5 million contribution to the Kaplan Educational Foundation in the fourth quarter of 2003, offset by significant revenue growth during the year. Approximately

43 percent of the increase in Kaplan revenue is from acquired businesses, primarily in the higher education division and the professional training schools that are part of supplemental education. A summary of operating results for 2003 compared to 2002 is as follows (in thousands):

	2003	2002	% Change

Revenue

Supplemental education	$471,767	$371,248	27

Higher education	366,310	249,877	47

	$838,077	$621,125	35

Operating income (loss)

Supplemental education	$87,866	$54,103	62

Higher education	57,606	27,569	109

Kaplan corporate overhead	(36,782)	(26,143)	(41)

Other	(120,399)	(35,017)	(244)

	$(11,709)	$20,512	—

Supplemental education includes Kaplan’s test preparation, professional training and Score! businesses. On March 31, 2003, Kaplan completed its acquisition of Financial Training Company (FTC) for £55.3 million ($87.4 million), financed through cash and debt. Headquartered in London, FTC provides test preparation services for accountants and financial services professionals, with training centers in the United Kingdom and Asia. The improvement in supplemental education results for 2003 is due to increased enrollment at Kaplan’s traditional test preparation business, significant increases in the professional real estate courses, and the FTC acquisition. Score! also contributed to the improved results, with increased enrollments at existing centers and the addition of 10 new centers compared to last year.

Higher education includes all of Kaplan’s post-secondary education businesses, including fixed-facility colleges, as well as online post-secondary and career programs (various distance-learning businesses). Higher education results are showing significant growth due to student enrollment increases, high student retention rates and several acquisitions.

Corporate overhead represents unallocated expenses of Kaplan’s corporate office, including a $6.5 million charge in the fourth quarter of 2003 for the Kaplan Educational Foundation, and expenses associated with the design and development of educational software that, if successfully completed, will benefit all of Kaplan’s business units.

Other expense comprises accrued charges for stock-based incentive compensation arising from a stock option plan established for certain members of Kaplan’s management (the general provisions of which are discussed in Note G to the Consolidated Financial Statements) and amortization of certain intangibles. Under the stock-based incentive plan, the amount of compensation expense varies directly with the estimated fair value of Kaplan’s common stock and the number of options outstanding. The Company recorded expense of $119.1 million and $34.5 million for 2003 and 2002, respectively, related to this plan. The increase for 2003 reflects a significant increase in the value of Kaplan due to its rapid earnings growth and the general rise in valuations of education companies. See additional discussion above regarding the Company’s announcement in September 2003 of its offer to purchase 55 percent of the outstanding Kaplan stock options.

In February 2004, Kaplan announced that its higher education division acquired Texas School of Business, a career-oriented post-secondary school providing training in the fields of allied health and business.

Corporate Office. The corporate office operating expenses increased to $30.3 million in 2003, from $27.4 million in 2002. The increase in expenses for 2003 is associated with several companywide technology projects.

Equity in Losses of Affiliates. The Company’s equity in losses of affiliates for 2003 was $9.8 million, compared to losses of $19.3 million for 2002. The Company’s affiliate investments at the end of 2003 consisted of a 49 percent interest in BrassRing LLC and a 49 percent interest in Bowater Mersey Paper Company Limited. BrassRing results improved in 2003, despite a second quarter charge arising from the shutdown of one of the BrassRing businesses, which increased the Company’s equity in losses of BrassRing by $2.2 million. The Company’s equity in losses of BrassRing totaled $7.7 million for 2003, compared to $13.9 million for 2002.

On January 1, 2003, the Company sold its 50 percent interest in the International Herald Tribune for $65 million and recorded an after-tax non-operating gain of $32.3 million in the first quarter of 2003.

Non-Operating Items. The Company recorded other non-operating income, net, of $55.4 million in 2003, compared to $28.9 million in 2002. The 2003 non-operating income, net, mostly comprises a $49.8 million pre-tax gain from the sale of the Company’s 50 percent interest in the International Herald Tribune. The 2002 non-operating income, net, includes a pre-tax gain of $27.8 million on the exchange of certain cable systems in the fourth quarter of 2002 and a gain on the sale of marketable securities, offset by write-downs recorded on certain investments.

A summary of non-operating income (expense) for the years ended December 28, 2003 and December 29, 2002, follows (in millions):

	2003	2002

Gain on sale of interest in IHT	$49.8	$—

Foreign currency gains, net	4.2	—

Impairment write-downs on cost method and other investments	(1.3)	(21.2)

Gain on exchange of cable system business	—	27.8

Gain on sale of marketable securities	—	13.2

Other gains	2.7	9.1

Total	$55.4	$28.9

The Company incurred net interest expense of $26.9 million in 2003, compared to $33.5 million in 2002, due to lower average borrowings during 2003 compared to 2002. At December 28,

2003, the Company had $631.1 million in borrowings outstanding at an average interest rate of 4.1 percent; at December 29, 2002, the Company had $664.8 million in borrowings outstanding.

Income Taxes. The effective tax rate was 37.0 percent for 2003, compared to 38.8 percent for 2002. The 2003 effective tax rate benefited from the 35.1 percent effective tax rate applicable to the one-time gain arising from the sale of the Company’s interest in the International Herald Tribune. The Company’s effective tax rate also declined due to a decrease in the overall state tax rate. The Company expects an effective tax rate in 2004 of approximately 38.5 percent.

RESULTS OF OPERATIONS — 2002 COMPARED TO 2001

Net income for the fiscal year ended December 29, 2002 was $204.3 million ($21.34 per share), compared with net income for the fiscal year ended December 30, 2001 of $229.6 million ($24.06 per share). The Company’s 2002 results include a net non-operating gain from the exchange of certain cable systems (after-tax impact of $16.7 million, or $1.75 per share), a transitional goodwill impairment loss (after-tax impact of $12.1 million, or $1.27 per share), charges from early retirement programs (after-tax impact of $11.3 million, or $1.18 per share), and a net non-operating loss from the write-down of certain of the Company’s investments (after-tax impact of $2.3 million, or $0.24 per share). The Company’s 2001 results included net non-operating gains from the sale and exchange of certain cable systems (after-tax impact of $196.5 million, or $20.69 per share), a non-cash goodwill and other intangibles impairment charge recorded by one of the Company’s affiliates (after-tax impact of $19.9 million, or $2.10 per share), losses from the write-down of a non-operating parcel of land and certain cost method investments to their estimated fair value (after-tax impact of $18.3 million, or $1.93 per share), and an after-tax charge of $55.0 million, or $5.79 per share, for amortization of goodwill and other intangible assets that are no longer amortized under Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” The Company adopted SFAS 142 effective on the first day of its 2002 fiscal year.

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

Operating income increased 27 percent to $377.6 million, from $298.3 million in 2001, adjusted as if SFAS 142 had been adopted at the beginning of 2001. Operating results for 2002 include $19.0 million in pre-tax charges from early retirement programs. The Company benefited from improved operating results at the education and broadcast divisions, along with improved earnings at The Washington Post newspaper and the cable division. These factors were offset in part by increased depreciation expense, a reduced net pension credit, the early retirement program charges noted above, and higher stock-based compensation expense accruals at the education division.

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

Circulation revenues at The Post were up 4 percent for 2002 due to increases in single copy newsstand and home delivery prices in 2002. Daily circulation at The Post declined 1.7 percent and Sunday circulation declined 1.2 percent in 2002. For the year ended December 29, 2002, average daily circulation at The Post totaled 760,000 (unaudited) and average Sunday circulation totaled 1,054,000 (unaudited).

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

Magazine Publishing Division. Revenue for the magazine publishing division totaled $349.1 million for 2002, a 7 percent decrease from $374.6 million in 2001. Revenues for 2001 reflect a significant spike in newsstand circulation revenue at Newsweek due to regular and special editions related to the events of September 11. Advertising revenues were down for 2002, primarily due to declines in the international division. Operating income totaled $25.7 million for 2002, a decrease of 20 percent from pro forma operating income of $32.0 million in 2001. Operating results for 2002 include $16.1 million in pre-tax charges in connection with early retirement programs at Newsweek. Expenses for 2001 included approximately $5.0 million in nonrecurring costs associated with regular and special editions related to the events of September 11. Costs for 2002 also have declined due to payroll and other related cost savings from employees accepting early retirement programs offered by Newsweek, and from significant cost savings programs put into place at Newsweek’s international operations.

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

	2002	2001	% Change

Revenue

Supplemental education	$371,248	$328,039	13

Higher education	249,877	165,642	51

	$621,125	$493,681	26

Operating income (loss)

Supplemental education	$54,103	$27,509	97

Higher education	27,569	9,149	201

Kaplan corporate overhead	(26,143)	(23,981)	(9)

Other	(35,017)	(25,738)	(36)

	$20,512	$(13,061)	—

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

Other expense comprises primarily accrued charges for stock-based incentive compensation arising from a stock option plan established for certain members of Kaplan’s management and amortization of certain intangibles. Under the stock-based incentive plan, the amount of compensation expense varies directly with the estimated fair value of Kaplan’s common stock and the number of options outstanding. For 2002 and 2001, the Company recorded expense of $34.5 million and $25.3 million, respectively, related to this plan. The increase in other expense for 2002 is attributable to an increase in stock-based incentive compensation, which is due to an increase in Kaplan’s estimated value.

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

A summary of non-operating income (expense) for the years ended December 29, 2002 and December 30, 2001, follows (in millions):

	2002	2001

Gain on sale or exchange of cable system businesses	$27.8	$321.1

Gain (loss) on sales of marketable securities	13.2	(0.3)

Impairment write-downs on cost method and other investments	(21.2)	(32.4)

Impairment write-down of non-operating asset	—	(4.3)

Other	9.1	(0.4)

Total	$28.9	$283.7

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

FINANCIAL CONDITION: CAPITAL RESOURCES AND LIQUIDITY

Acquisitions, Exchanges and Dispositions. During 2003, Kaplan acquired 13 businesses in its higher education and professional divisions for a total of $166.8 million, financed through cash and debt, with $36.7 million remaining to be paid. The largest of these was the March 2003 acquisition of the stock of Financial Training Company (FTC), for £55.3 million ($87.4 million). Headquartered in London, FTC provides test preparation services for accountants and financial services professionals, with 28 training centers in the United Kingdom as well as operations in Asia. This acquisition was financed through cash and debt, and $29.7 million remains to be paid, primarily to employees of the business. In November 2003, Kaplan acquired Dublin Business School, Ireland’s largest private undergraduate institution, serving approximately 5,000 students. Most of the purchase price for the 2003 Kaplan acquisitions was allocated to goodwill and other intangibles and property, plant and equipment.

In addition, the cable division acquired three additional systems in 2003 for $2.8 million. Most of the purchase price for these acquisitions was allocated to franchise agreements, an indefinite-lived intangible asset.

On January 1, 2003, the Company sold its 50 percent interest in the International Herald Tribune for $65 million and the Company recorded an after-tax non-operating gain of $32.3 million ($3.38 per share) in the first quarter of 2003.

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

During 2001, the Company completed acquisitions and exchanges totaling $422.8 million (including estimated fair value of cable systems surrendered). These principally included the purchase of Southern Maryland Newspapers, a division of Chesapeake Publishing Corporation, and a cable system exchange with AT&T Broadband. During 2001, the Company also acquired a provider of CFA® exam preparation services and a company that provides pre-certification training for real estate, insurance and securities professionals.

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

Capital Expenditures. During 2003, the Company’s capital expenditures totaled $125.6 million. The Company’s capital expenditures for 2003, 2002 and 2001 are disclosed in Note N to the Consolidated Financial Statements. The Company estimates that its capital expenditures will be in the range of $200 million to $225 million in 2004.

Kaplan Stock Compensation Plan. As discussed above, in connection with the Company’s September 2003 offer totaling $138 million for approximately 55 percent of the stock options outstanding at Kaplan, the Company paid out $118.7 million in the fourth quarter of 2003.

Investments in Marketable Equity Securities. At December 28, 2003, the fair value of the Company’s investments in marketable equity securities was $248.0 million, which includes $245.3 million in Berkshire Hathaway Inc. Class A and B common stock and $2.7 million of various common stocks of publicly traded companies with e-commerce business concentrations.

At December 28, 2003, the gross unrealized gain related to the Company’s Berkshire Hathaway Inc. stock investment totaled $60.4 million; the gross unrealized gain on this investment was $29.9 million at December 29, 2002. The Company presently intends to hold the Berkshire Hathaway stock long term.

Cost Method Investments. At December 28, 2003 and December 29, 2002, the Company held minority investments in various non-public companies. The companies represented by these investments have products or services that in most cases have potential strategic relevance to the Company’s operating units. The Company records its investment in these companies at the lower of cost or estimated fair value. During 2003 and 2002, the Company invested $0.8 million and $0.3 million, respectively, in various cost method investees. At December 28, 2003 and December 29, 2002, the carrying value of the Company’s cost method investments totaled $9.6 million and $9.5 million, respectively.

Common Stock Repurchases and Dividend Rate. During 2003, 2002 and 2001, the Company repurchased 910 shares, 1,229 shares and 714 shares, respectively, of its Class B common stock at a cost of $0.7 million, $0.8 million and $0.4 million. At December 28, 2003, the Company had authorization from the Board of Directors to purchase up to 542,800 shares of Class B common stock. The annual dividend rate for 2004 was increased to $7.00 per share, from $5.80 per share in 2003, and from $5.60 per share in 2002.

Liquidity. At December 28, 2003, the Company had $87.4 million in cash and cash equivalents, compared to $28.8 million at December 29, 2002.

At December 28, 2003, the Company had $188.3 million in commercial paper borrowings outstanding at an average interest rate of 1.1 percent with various maturities through the first quarter of 2004. In addition, the Company had outstanding $398.7 million of 5.5 percent, 10-year unsecured notes due February 2009. These notes require semiannual interest payments of $11.0 million payable on February 15 and August 15. The Company also had $44.1 million in other debt.

During 2003, the Company’s borrowings, net of repayments, decreased by $33.7 million, with the decrease primarily due to cash flow from operations. While the Company paid down $71.0 million in commercial paper borrowings during 2003, the Company also partially financed $36.7 million in acquisitions during this period.

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

During 2003 and 2002, the Company had average borrowings outstanding of approximately $605.7 million and $793.7 million, respectively, at average annual interest rates of approximately 4.2 percent and 3.7 percent, respectively. The Company incurred net interest expense on borrowings of $26.9 million and $33.5 million during 2003 and 2002, respectively.

At December 28, 2003 and December 29, 2002, the Company had a working capital deficit of $216.0 million and $353.2 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company has classified all of its commercial paper borrowing obligations as a current liability at December 28, 2003 and December 29, 2002, as the Company intends to pay down commercial paper borrowings from operating cash flow. However, the Company continues to maintain the ability to refinance such obligations on a long-term basis through new debt issuance and/or its revolving credit facility agreements.

The Company’s net cash provided by operating activities, as reported in the Company’s Consolidated Statements of Cash Flows, was $337.7 million in 2003 as compared to $497.5 million in 2002. The decline is primarily due to significant payments for Kaplan stock options in 2003, and a large increase in the company’s income tax payments in 2003.

The Company expects to fund its estimated capital needs primarily through internally generated funds and, to a lesser extent, commercial paper borrowings. In management’s opinion, the Company will have ample liquidity to meet its various cash needs in 2004.

The following reflects a summary of the Company’s contractual obligations and commercial commitments as of December 28, 2003:

Contractual Obligations

(in thousands)

	2004	2005	2006	2007	2008	Thereafter	Total

Commercial paper	$188,316	$—	$—	$—	$—	$—	$188,316
Long-term debt	20,304	4,114	18,846	839	8	398,663	442,774
Programming purchase commitments (1)	119,874	84,308	64,822	50,026	28,460	15,707	363,197
Operating leases	69,104	63,905	57,945	54,095	45,603	135,826	426,478
Other purchase obligations (2)	310,401	74,386	52,166	44,015	35,585	133,760	650,313
Long-term liabilities (3)	6,500	7,100	7,600	8,150	8,700	115,342	153,392

Total	$714,499	$233,813	$201,379	$157,125	$118,356	$799,298	$2,224,470

(1)	Includes commitments for the Company’s television broadcasting and cable television businesses that are reflected in the Company’s consolidated balance sheet and commitments to purchase programming to be produced in future years.

(2)	Includes purchase obligations related to newsprint contracts, printing contracts, employment agreements, circulation distribution agreements, capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the table above. Any amounts for which the Company is liable under purchase orders are reflected in the Company’s consolidated balance sheet as accounts payable and accrued liabilities.

(3)	Primarily made up of postretirement benefit obligations other than pensions. The Company has other long-term liabilities excluded from the table above, including obligations for deferred compensation, long-term incentive plans and long-term deferred revenue.

Other Commercial Commitments

(in thousands)

Lines of
Fiscal Year	Credit

2004	$250,000

2005	—

2006	—

2007	350,000

2008	—

Thereafter	—

Total	$600,000

Other. The Company does not have any off-balance sheet arrangements or financing activities with special-purpose entities (SPEs). Transactions with related parties, as discussed in Note C to the Consolidated Financial Statements, are in the ordinary course of business and are conducted on an arm’s-length basis.

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

The following are accounting policies that management believes are the most important to the Company’s portrayal of the Company’s financial condition and results and require management’s most difficult, subjective or complex judgments.

Revenue Recognition and Trade Accounts Receivable, Less Estimated Returns, Doubtful Accounts and Allowances. The Company’s revenue recognition policies are described in Note A to the consolidated financial statements. Revenues from magazine retail sales are recognized on the later of delivery or the cover date, with adequate provision made for anticipated sales returns. The Company bases its estimates for sales returns on historical experience and has not experienced significant fluctuations between estimated and actual return activity. Education revenue is generally recognized ratably over the period during which educational services are delivered. For example, at Kaplan’s test preparation division, estimates of average student course length are developed for each course, along with estimates for the anticipated level of student drops and refunds from test performance guarantees, and these estimates are evaluated on an ongoing basis and adjusted as necessary. As Kaplan’s businesses and related course offerings have expanded, including distance-learning businesses, and contracts with school districts as part of its K12 business, the complexity and significance of management estimates have increased.

Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is based primarily on the aging category, historical trends and management’s evaluation of the financial condition of the customer. Accounts receivable also have been reduced by an estimate of advertising rate adjustments and discounts, based on estimates of advertising volumes for contract customers who are eligible for advertising rate adjustments and discounts.

Pension Costs. Excluding special termination benefits related to early retirement programs, the Company’s net pension credit was $55.1 million, $64.4 million and $76.9 million for 2003, 2002 and 2001, respectively. The Company’s pension benefit costs are actuarially determined and are impacted significantly by the Company’s assumptions related to future events, including the discount rate, expected return on plan assets and rate of compensation increases. At December 30, 2001, the Company modified certain assumptions surrounding the Company’s pension plans. Specifically, the Company reduced its assumptions on the discount rate from 7.5 percent to 7.0 percent and expected return on plan assets from 9.0 percent to 7.5 percent. These assumption changes resulted in a reduction of approximately $20 million in the Company’s net pension credit in 2002. At December 29, 2002, the Company reduced its discount rate assumption to 6.75 percent. Due to the reduction in the discount rate, lower than expected investment returns in 2002, and an amendment to the pension retirement program for certain employees at the Post effective June 1, 2003, the pension credit for 2003 declined by $9.3 million compared to 2002. At December 28, 2003, the Company reduced its discount rate assumption to 6.25 percent. Due to the reduction in the discount rate, the plan amendment from June 2003, and a reduction in the estimated actuarial gain amortization, offset by higher than expected investment returns in 2003, the pension credit for 2004 is expected to be down by about $14 million compared to 2003. For each one-half percent increase or decrease to the Company’s assumed expected return on plan assets, the pension credit increases or decreases by approximately $6.5 million. For each one-half percent increase or decrease to the Company’s assumed discount rate, the pension credit increases or decreases by approximately $5 million. The Company’s actual rate of return on plan assets was 16.7 percent in 2003, (2.3) percent in 2002, and 10.9 percent in 2001, based on plan assets at the beginning of each year. Note H to the Consolidated Financial Statements provides additional details surrounding pension costs and related assumptions.

Kaplan Stock Option Plan. The Kaplan stock option plan was adopted in 1997 and initially reserved 15 percent, or 150,000 shares of Kaplan’s common stock, for options to be granted under the plan to certain members of Kaplan management. Under the provisions of this plan, options are issued with an exercise price equal to the estimated fair value of Kaplan’s common stock, and options vest ratably over five years. Upon exercise, an option holder may either purchase vested shares at the exercise price or elect to receive cash equal to the difference between the exercise price and the then fair value. The amount of compensation expense varies directly with the estimated fair value of Kaplan’s common stock and the number of options outstanding. The estimated fair value of Kaplan’s common stock is based upon a comparison of operating results and public market values of other education companies and is determined by the Company’s compensation committee of the Board of Directors, with input from management and an independent outside valuation firm. Over the past several years, the value of education companies has fluctuated significantly, and consequently, there has been significant volatility in the amounts recorded as expense each year as well as on a quarterly basis.

In September 2003, the committee set the fair value price of Kaplan common stock at $1,625 per share, which is determined after deducting intercompany debt from Kaplan’s enterprise value. Also in September 2003, the Company announced an offer totaling $138 million for approximately 55 percent of the stock options outstanding at Kaplan. The Company’s offer included a 10 percent premium over the current valuation price of Kaplan common stock of $1,625 per share; by the end of October 2003, 100 percent of the eligible stock options were tendered. The Company paid out $118.7 million in the fourth quarter of 2003; the remainder of the payouts, related to 14,463 tendered stock options, will be made at the time of their scheduled vesting, from 2004 to 2007, if the option holder is still employed at Kaplan. Additionally, stock com-

pensation expense will be recorded on these remaining exercised stock options over the remaining vesting periods of 2004 to 2007. A small number of key Kaplan executives will continue to hold the remaining 68,000 outstanding Kaplan stock options (representing about 4.8 percent of Kaplan’s common stock), with roughly half of these options expiring in 2007 and half expiring in 2011. The Company does not expect to issue additional Kaplan stock options in the future.

For 2003, 2002 and 2001, the Company recorded expense of $119.1 million, $34.5 million and $25.3 million, respectively, related to this plan. In 2003 and 2002, payouts from option exercises totaled $119.6 million and $0.2 million, respectively. At December 28, 2003, the Company’s stock-based compensation accrual balance totaled $73.9 million. If Kaplan’s profits increase and the value of education companies remains relatively high in 2004, there will be significant Kaplan stock-based compensation expense again in 2004, although at an otherwise much reduced level due to the buyout offer made in September 2003. Note G to the Consolidated Financial Statements provides additional details surrounding the Kaplan Stock Option Plan.

Goodwill and Other Intangibles. The Company reviews the carrying value of goodwill and indefinite-lived intangible assets at least annually, utilizing a discounted cash flow model (in the case of the Company’s cable systems, both a discounted cash flow model and an estimated fair market value per cable subscriber approach are considered). The Company must make assumptions regarding estimated future cash flows and market values to determine a reporting unit’s estimated fair value. In reviewing the carrying value of goodwill and indefinite-lived intangible assets at the cable division, the Company aggregates its cable systems on a regional basis. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. At December 28, 2003, the Company has $1,457.6 million in goodwill and other intangibles.

Cost Method Investments. The Company uses the cost method of accounting for its minority investments in non-public companies where it does not have significant influence over the operations and management of the investee. Most of the companies represented by these cost method investments have concentrations in Internet-related business activities. Investments are recorded at the lower of cost or fair value as estimated by management. Fair value estimates are based on a review of the investees’ product development activities, historical financial results and projected discounted cash flows. These estimates are highly judgmental, given the inherent lack of marketability of investments in private companies. The Company has recorded write-down charges on cost method investments of $1.1 million, $19.2 million and $29.4 million in 2003, 2002 and 2001, respectively. Note C to the Consolidated Financial Statements provides additional details surrounding cost method investments.

OTHER

New Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board (the FASB) released Interpretation No. 46, “Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires primary beneficiaries of Variable Interest Entities (VIEs) to consolidate those entities. In December 2003, the FASB published a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46 and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as SPEs are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. The Company does not have any interests in VIEs, including SPEs, and therefore, FIN 46 and FIN 46R did not have any impact on the Company in 2003 and are not expected to have any impact on the Company in 2004.

REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Shareholders of The Washington Post Company:

In our opinion, the consolidated financial statements referred to under Item 15(a)(i) on page 23 and listed in the index on page 25 present fairly, in all material respects, the financial position of The Washington Post Company and its subsidiaries at December 28, 2003 and December 29, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to under Item 15(a)(i) on page 23 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

PricewaterhouseCoopers LLP

Washington, D.C.

February 20, 2004

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal year ended

	December 28,	December 29,	December 30,
(in thousands, except per share amounts)	2003	2002	2001

Operating Revenues

Advertising	$1,233,358	$1,226,834	$1,209,327

Circulation and subscriber	706,248	675,136	653,028

Education	838,077	621,125	493,271

Other	61,228	61,108	55,398

	2,838,911	2,584,203	2,411,024

Operating Costs and Expenses

Operating	1,549,262	1,369,955	1,387,101

Selling, general and administrative	792,292	664,095	586,758

Gain on sale of land	(41,747)	—	—

Depreciation of property, plant and equipment	173,848	171,908	138,300

Amortization of goodwill and other intangibles	1,436	655	78,933

	2,475,091	2,206,613	2,191,092

Income from Operations	363,820	377,590	219,932

Equity in losses of affiliates	(9,766)	(19,308)	(68,659)

Interest income	953	332	2,167

Interest expense	(27,804)	(33,819)	(49,640)

Other income (expense), net	55,385	28,873	283,739

Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle	382,588	353,668	387,539

Provision for Income Taxes	141,500	137,300	157,900

Income Before Cumulative Effect of Change in Accounting Principle	241,088	216,368	229,639

Cumulative Effect of Change in Method of Accounting for Goodwill and Other Intangible Assets, Net of Taxes	—	(12,100)	—

Net Income	241,088	204,268	229,639

Redeemable Preferred Stock Dividends	(1,027)	(1,033)	(1,052)

Net Income Available for Common Shares	$240,061	$203,235	$228,587

Basic Earnings per Common Share:

Before Cumulative Effect of Change in Accounting Principle	$25.19	$22.65	$24.10

Cumulative Effect of Change in Accounting Principle	—	(1.27)	—

Net Income Available for Common Shares	$25.19	$21.38	$24.10

Diluted Earnings per Common Share:

Before Cumulative Effect of Change in Accounting Principle	$25.12	$22.61	$24.06

Cumulative Effect of Change in Accounting Principle	—	(1.27)	—

Net Income Available for Common Shares	$25.12	$21.34	$24.06

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal year ended

	December 28,	December 29,	December 30,
(in thousands)	2003	2002	2001

Net Income	$241,088	$204,268	$229,639

Other Comprehensive Income (Loss)

Foreign currency translation adjustments	13,416	2,167	(3,104)

Reclassification adjustment on sale of affiliate investment	(1,633)	—	—

Change in net unrealized gain on available-for-sale securities	31,426	829	14,528

Less reclassification adjustment for realized losses (gains) included in net income	214	(11,209)	3,238

	43,423	(8,213)	14,662

Income tax (expense) benefit related to other comprehensive income (loss)	(12,348)	4,012	(6,987)

	31,075	(4,201)	7,675

Comprehensive Income	$272,163	$200,067	$237,314

The information on pages 44 through 58 is an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS

	December 28,	December 29,
(in thousands)	2003	2002

Assets

Current Assets

Cash and cash equivalents	$87,437	$28,771

Investments in marketable equity securities	2,623	1,753

Accounts receivable, net	328,816	285,374

Federal and state income taxes	5,318	—

Inventories	27,709	27,629

Other current assets	43,933	39,428

	495,836	382,955

Property, Plant and Equipment

Buildings	288,961	283,233

Machinery, equipment and fixtures	1,656,111	1,551,931

Leasehold improvements	102,753	85,720

	2,047,825	1,920,884

Less accumulated depreciation	(1,084,790)	(926,385)

	963,035	994,499

Land	32,234	34,530

Construction in progress	56,104	65,371

	1,051,373	1,094,400

Investments in Marketable Equity Securities	245,335	214,780

Investments in Affiliates	61,312	70,703

Goodwill, Net	965,694	770,861

Indefinite-Lived Intangible Assets, Net	486,656	482,419

Amortized Intangible Assets, Net	5,226	2,153

Prepaid Pension Cost	514,801	493,786

Deferred Charges and Other Assets	75,325	71,837

	$3,901,558	$3,583,894

The information on pages 44 through 58 is an integral part of the financial statements.

	December 28,	December 29,
(in thousands, except share amounts)	2003	2002

Liabilities and Shareholders’ Equity

Current Liabilities

Accounts payable and accrued liabilities	$339,239	$336,582

Deferred revenue	164,014	135,419

Federal and state income taxes	—	4,853

Short-term borrowings	208,620	259,258

	711,873	736,112

Postretirement Benefits Other Than Pensions	140,740	136,393

Other Liabilities	235,169	194,480

Deferred Income Taxes	303,824	261,153

Long-Term Debt	422,471	405,547

	1,814,077	1,733,685

Commitments and Contingencies

Redeemable Preferred Stock, Series A, $1 par value, with a redemption and liquidation value of $1,000 per share; 23,000 shares authorized; 12,540 and 12,916 shares issued and outstanding	12,540	12,916

Preferred Stock, $1 par value; 977,000 shares authorized, none issued	—	—

Common Shareholders’ Equity
Common stock

Class A common stock, $1 par value; 7,000,000 shares authorized; 1,722,250 shares issued and outstanding	1,722	1,722

Class B common stock, $1 par value; 40,000,000 shares authorized; 18,277,750 shares issued; 7,819,330 and 7,788,543 shares outstanding	18,278	18,278

Capital in excess of par value	166,951	149,090

Retained earnings	3,364,407	3,179,607
Accumulated other comprehensive income (loss), net of taxes

Cumulative foreign currency translation adjustment	4,272	(7,511)

Unrealized gain on available-for-sale securities	37,205	17,913

Cost of 10,458,420 and 10,489,207 shares of Class B common stock held in treasury	(1,517,894)	(1,521,806)

	2,074,941	1,837,293

	$3,901,558	$3,583,894

The information on pages 44 through 58 is an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended

	December 28,	December 29,	December 30,
(in thousands)	2003	2002	2001

Cash Flows from Operating Activities:

Net income	$241,088	$204,268	$229,639

Adjustments to reconcile net income to net cash provided by operating activities:

Cumulative effect of change in accounting principle	—	12,100	—

Depreciation of property, plant and equipment	173,848	171,908	138,300

Amortization of goodwill and other intangibles	1,436	655	78,933

Net pension benefit	(55,137)	(64,447)	(76,945)

Early retirement program expense	34,135	19,001	3,344

Gain from sale or exchange of businesses	(49,762)	(27,844)	(321,091)

Gain on sale of property, plant and equipment	(41,734)	—	—

(Gain) loss on disposition of marketable equity securities and cost method investments, net	—	(13,209)	511

Cost method investment and other write-downs	1,337	21,194	36,672

Equity in losses of affiliates, net of distributions	10,516	20,018	69,359

Foreign exchange gain	(4,187)	—	—

Provision for deferred income taxes	30,704	50,115	97,302

Change in assets and liabilities:

(Increase) decrease in accounts receivable, net	(9,936)	(1,116)	28,803

Decrease (increase) in inventories	829	(11,142)	(3,390)

(Decrease) increase in accounts payable and accrued liabilities	(14,308)	73,653	24,756

(Increase) decrease in income taxes receivable	(10,171)	15,106	1,591

Decrease in other assets and other liabilities, net	34,460	21,360	38,294

Other	(5,404)	5,846	2,752

Net cash provided by operating activities	337,714	497,466	348,830

Cash Flows from Investing Activities:

Investments in certain businesses	(134,541)	(36,016)	(104,356)

Net proceeds from sale of businesses	65,000	—	61,921

Purchases of property, plant and equipment	(125,588)	(152,992)	(224,227)

Proceeds from sale of property, plant and equipment	44,973	1,484	1,477

Purchases of cost method investments	(849)	(250)	(11,675)

Investments in affiliates	(5,976)	(7,610)	(21,112)

Proceeds from sale of marketable equity securities	—	19,701	145

Net cash used in investing activities	(156,981)	(175,683)	(297,827)

Cash Flows from Financing Activities:

(Repayment) issuance of commercial paper, net	(70,942)	(276,189)	10,072

Dividends paid	(56,289)	(54,256)	(54,166)

Common shares repurchased	(687)	(786)	(445)

Proceeds from exercise of stock options	5,898	6,739	4,671

Other	(784)	—	—

Net cash used in financing activities	(122,804)	(324,492)	(39,868)

Effect of Currency Exchange Rate Change	737	—	—

Net Increase (Decrease) in Cash and Cash Equivalents	58,666	(2,709)	11,135

Cash and Cash Equivalents at Beginning of Year	28,771	31,480	20,345

Cash and Cash Equivalents at End of Year	$87,437	$28,771	$31,480

Supplemental Cash Flow Information:

Cash paid during the year for:

Income taxes	$116,900	$68,900	$52,600

Interest, net of amounts capitalized	$27,500	$30,600	$48,000

The information on pages 44 through 58 is an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

					Cumulative	Unrealized
					Foreign	Gain on
	Class A	Class B	Capital in		Currency	Available-
	Common	Common	Excess of	Retained	Translation	for-Sale	Treasury
(in thousands)	Stock	Stock	Par Value	Earnings	Adjustment	Securities	Stock

Balance, December 31, 2000	$1,739	$18,261	$128,159	$2,854,122	$(6,574)	$13,502	$(1,528,202)

Net income for the year				229,639

Dividends paid on common stock — $5.60 per share				(53,114)

Dividends paid on redeemable preferred stock				(1,052)

Repurchase of 714 shares of Class B common stock							(445)

Issuance of 35,105 shares of Class B common stock, net of restricted stock award forfeitures			10,639				5,120

Change in foreign currency translation adjustment (net of taxes)					(3,104)

Change in unrealized gain on available-for-sale securities (net of taxes)						10,779

Conversion of Class A common stock to Class B common stock	(17)	17

Tax benefits arising from employee stock plans			4,016

Balance, December 30, 2001	1,722	18,278	142,814	3,029,595	(9,678)	24,281	(1,523,527)

Net income for the year				204,268

Dividends paid on common stock — $5.60 per share				(53,223)

Dividends paid on redeemable preferred stock				(1,033)

Repurchase of 1,229 shares of Class B common stock							(786)

Issuance of 17,156 shares of Class B common stock, net of restricted stock award forfeitures			4,440				2,507

Change in foreign currency translation adjustment (net of taxes)					2,167

Change in unrealized gain on available-for-sale securities (net of taxes)						(6,368)

Stock option expense			45

Tax benefits arising from employee stock plans			1,791

Balance, December 29, 2002	1,722	18,278	149,090	3,179,607	(7,511)	17,913	(1,521,806)

Net income for the year				241,088

Dividends paid on common stock — $5.80 per share				(55,261)

Dividends paid on redeemable preferred stock				(1,027)

Repurchase of 910 shares of Class B common stock							(687)

Issuance of 31,697 shares of Class B common stock, net of restricted stock award forfeitures			14,147				4,599

Change in foreign currency translation adjustment (net of taxes)					11,783

Change in unrealized gain on available-for-sale securities (net of taxes)						19,292

Stock option expense			606

Tax benefits arising from employee stock plans			3,108

Balance, December 28, 2003	$1,722	$18,278	$166,951	$3,364,407	$4,272	$37,205	$(1,517,894)

The information on pages 44 through 58 is an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year. The Company reports on a 52- to 53-week fiscal year ending on the Sunday nearest December 31. The fiscal years 2003, 2002 and 2001, which ended on December 28, 2003, December 29, 2002, and December 30, 2001, respectively, included 52 weeks. With the exception of the newspaper publishing operations, subsidiaries of the Company report on a calendar-year basis.

Principles of Consolidation. The accompanying financial statements include the accounts of the Company and its subsidiaries; significant intercompany transactions have been eliminated.

Presentation. Certain amounts in previously issued financial statements have been reclassified to conform with the 2003 presentation.

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

Investments in Marketable Equity Securities. The Company’s investments in marketable equity securities are classified as available-for-sale and therefore are recorded at fair value in the Consolidated Balance Sheets, with the change in fair value during the period excluded from earnings and recorded net of tax as a separate component of comprehensive income. Marketable equity securities that the Company expects to hold long term are classified as non-current assets. If the fair value of a marketable security declines below its cost basis, and the decline is considered other than temporary, the Company will record a write-down which is included in earnings.

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

Investments in Affiliates. The Company uses the equity method of accounting for its investments in and earnings or losses of affiliates that it does not control but over which it does exert significant influence. The Company considers whether the fair values of any of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and the overall health of the affiliate’s industry), a write-down would be recorded to estimated fair value.

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

Goodwill and Other Intangibles. Prior to 2002, goodwill and other intangibles were amortized by use of the straight-line method over periods ranging from 15 to 40 years (with the majority being amortized over 15 to 25 years). Prior to the adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” the carrying value of goodwill and other intangible assets was assessed whenever adverse trends and changes in circumstances indicated that previously anticipated undiscounted cash flows warranted assessment. The carrying value of goodwill and other intangible assets would be considered impaired if the projected undiscounted future cash flows from a business were less than the carrying value of the business. Impairment would be measured based on the amounts that the carrying value of a business exceeded the fair market value (the fair market value determined primarily based on projected future cash flows with an appropriate discount rate).

As a result of the adoption of SFAS 142 in 2002, goodwill and indefinite-lived intangibles are no longer amortized, but are reviewed at least annually for impairment. All other intangible assets are amortized over their useful lives. The Company reviews the carrying value of goodwill and indefinite-lived intangible assets utilizing a discounted cash flow model (in the case of the Company’s cable systems, both a discounted cash flow model and an estimated fair market value per cable subscriber approach are considered). The Company must make assumptions regarding estimated future cash flows and market values to determine a reporting unit’s estimated fair value. In reviewing the carrying value of goodwill and indefinite-lived intangible assets at the cable division, the Company aggregates its cable systems on a regional basis. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge.

Long-Lived Assets. The recoverability of long-lived assets other than goodwill and other intangibles is assessed whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. A long-lived asset is considered to be not recoverable when the undiscounted estimated future cash flows are less than its recorded value. An impairment charge is measured based on estimated fair market value, determined primarily using estimated future cash flows on a discounted basis. Losses on long-lived assets to be disposed are determined in a similar manner, but the fair market value would be reduced for estimated costs to dispose.

Program Rights. The broadcast subsidiaries are parties to agreements that entitle them to show syndicated and other programs on television. The costs of such program rights are recorded when the programs are available for broadcasting, and such costs are charged to operations as the programming is aired.

Revenue Recognition. Revenue from media advertising is recognized, net of agency commissions, when the underlying advertisement is published or broadcast. Revenues from newspaper and magazine subscriptions are recognized upon delivery. Revenues from newspaper retail sales are recognized upon delivery, and revenues from magazine retail sales are recognized on the later of delivery or cover date, with adequate provision made for anticipated sales returns. Cable subscriber revenue is recognized monthly as services are delivered. Education revenue is generally recognized ratably over the period during which educational services are delivered. At Kaplan’s test preparation division, estimates of average student course length are developed for each course, and these estimates are evaluated on an ongoing basis and adjusted as necessary.

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

Stock Options. Effective the first day of the Company’s 2002 fiscal year, the Company adopted the fair-value-based method of accounting for Company stock options as outlined in Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” This change in accounting method was applied prospectively to all awards granted from the beginning of the Company’s fiscal year 2002 and thereafter. Stock options awarded prior to fiscal year 2002 will continue to be accounted for under the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table presents what the Company’s results would have been had the fair values of options granted after 1995, but prior to 2002, been recognized as compensation expense in 2003, 2002 and 2001 (in thousands, except per share amounts).

	2003	2002	2001

Stock option compensation expense included in net income	$606	$45	$—

Net income available for common shares, as reported	$240,061	$203,235	$228,587

Stock option compensation expense not included in net income	3,159	3,617	4,309

Pro forma net income available for common shares	$236,902	$199,618	$224,278

Basic earnings per share, as reported	$25.19	$21.38	$24.10

Pro forma basic earnings per share	$24.86	$21.00	$23.64

Diluted earnings per share, as reported	$25.12	$21.34	$24.06

Pro forma diluted earnings per share	$24.79	$20.96	$23.61

B.	ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts receivable at December 28, 2003 and December 29, 2002 consist of the following (in thousands):

	2003	2002

Trade accounts receivable, less estimated returns, doubtful accounts and allowances of $66,524 and $65,396	$311,807	$266,319

Other accounts receivable	17,009	19,055

	$328,816	$285,374

Accounts payable and accrued liabilities at December 28, 2003 and December 29, 2002 consist of the following (in thousands):

	2003	2002

Accounts payable and accrued expenses	$182,848	$175,174

Accrued compensation and related benefits	147,985	154,666

Due to affiliates (newsprint)	8,406	6,742

	$339,239	$336,582

C. INVESTMENTS

Investments in Marketable Equity Securities. Investments in marketable equity securities at December 28, 2003 and December 29, 2002 consist of the following (in thousands):

	2003	2002

Total cost	$186,954	$187,169

Net unrealized gains	61,004	29,364

Total fair value	$247,958	$216,533

At December 28, 2003 and December 29, 2002, the Company’s ownership of 2,634 shares of Berkshire Hathaway Inc. (“Berkshire”) Class A common stock and 9,845 shares of Berkshire Class B common stock accounted for $245.3 million or 99 percent and $214.8 million or 99 percent, respectively, of the total fair value of the Company’s investments in marketable equity securities.

Berkshire is a holding company owning subsidiaries engaged in a number of diverse business activities, the most significant of which consist of property and casualty insurance business conducted on both a direct and reinsurance basis. Berkshire also owns approximately 18 percent of the common stock of the Company. The chairman, chief executive officer and largest shareholder of Berkshire, Mr. Warren Buffett, is a member of the Company’s Board of Directors. Neither Berkshire nor Mr. Buffett participated in the Company’s evaluation, approval or execution of its decision to invest in Berkshire common stock. The Company’s investment in Berkshire common stock is less than 1 percent of the consolidated equity of Berkshire. At December 28, 2003 and December 29, 2002, the unrealized gain related to the Company’s Berkshire stock investment totaled $60.4 million and $29.9 million, respectively. The Company presently intends to hold the Berkshire common stock investment long term, thus the investment has been classified as a non-current asset in the Consolidated Balance Sheets.

During 2003, 2002 and 2001, proceeds from sales of marketable equity securities were $0, $19.7 million and $0.1 million, respectively, and gross realized gains (losses) on such sales were $0, $13.2 million, and ($0.3 million), respectively. During 2003, 2002 and 2001, the Company recorded write-downs on marketable equity securities of $0.2 million, $2.0 million and $3.0 million, respectively. Realized gains or losses on marketable equity securities are included in “Other income (expense), net” in the Consolidated Statements of Income. For purposes of computing realized gains and losses, the cost basis of securities sold is determined by specific identification.

Investments in Affiliates. The Company’s investments in affiliates at December 28, 2003 and December 29, 2002 include the following (in thousands):

	2003	2002

BrassRing	$11,892	$13,658

Bowater Mersey Paper Company	48,559	42,519

International Herald Tribune	—	13,776

Los Angeles Times–Washington Post News Service	861	750

	$61,312	$70,703

At the end of 2003, the Company’s investments in affiliates consisted of a 49.3 percent interest in BrassRing LLC, an Internet-based hiring management company; a 49 percent interest in the common stock of Bowater Mersey Paper Company Limited, which owns and operates a newsprint mill in Nova Scotia; and a 50 percent common stock interest in the Los Angeles Times–Washington Post News Service, Inc. Summarized financial data for the affiliates’ operations are as follows (in thousands):

	2003	2002	2001

Financial Position:

Working capital	$11,108	$10,366	$(8,767)

Property, plant and equipment	140,917	135,013	126,682

Total assets	214,658	235,208	246,321

Long-term debt	—	—	—

Net equity	149,584	138,723	125,211

Results of Operations:

Operating revenues	$174,505	$263,709	$317,389

Operating loss	(18,753)	(21,725)	(14,793)

Net loss	(20,164)	(36,326)	(157,409)

The following table summarizes the status and results of the Company’s investments in affiliates (in thousands):

	2003	2002

Beginning investment	$70,703	$80,936

Additional investment	5,976	7,610

Equity in losses	(9,766)	(19,308)

Dividends and distributions received	(750)	(710)

Foreign currency translation	9,205	2,175

Sale of interest	(14,056)	—

Ending investment	$61,312	$70,703

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

BrassRing accounted for $7.7 million of the 2003 equity in losses of affiliates, compared to $13.9 million in 2002 and $75.1 million in 2001. In 2001, BrassRing recorded a significant non-cash goodwill and other intangibles impairment charge primarily to reduce the carrying value of its career fair business. As a substantial portion of BrassRing’s losses arose from goodwill and intangible amortization expense in 2001, the $75.1 million of equity in affiliate losses recorded by the Company in 2001 did not require significant funding by the Company.

On January 1, 2003, the Company sold its 50 percent interest in The International Herald Tribune newspaper for $65 million; the Company reported a $49.8 million pre-tax gain that is included in

“Other income (expense), net” in the Consolidated Statements of Income.

Cost Method Investments. Most of the companies represented by the Company’s cost method investments have concentrations in Internet-related business activities. At December 28, 2003 and December 29, 2002, the carrying value of the Company’s cost method investments was $9.6 million and $9.5 million, respectively. Cost method investments are included in “Deferred Charges and Other Assets” in the Consolidated Balance Sheets.

During 2003, 2002 and 2001, the Company invested $0.8 million, $0.3 million and $11.7 million, respectively, in companies constituting cost method investments and recorded charges of $1.1 million, $19.2 million and $29.4 million, respectively, to write-down cost method investments to estimated fair value. The Company’s 2002 and 2001 write-downs relate to several investments. In 2002, three of the investments were written down by an aggregate of $15.6 million, primarily as a result of significant recurring losses in each of the underlying businesses, with the write-downs recorded based on the Company’s best estimate of the fair value of each these investments. Another of the Company’s investments was written down in 2002 by $2.8 million, based on proceeds received by the Company arising from the investee’s merger. In 2001, two investments were written down by an aggregate of $19.5 million, as a result of recurring losses in the underlying businesses, with the write-downs recorded based on the Company’s best estimate of the fair value of each of the investments. Another of the Company’s investments was written down by $2.4 million to its net realizable value as the company was liquidated. Charges recorded to write-down cost method investments are included in “Other income (expense), net” in the Consolidated Statements of Income.

D. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Current	Deferred	Total

2003

U.S. Federal	$93,329	$27,189	$120,518

Foreign	4,129	(159)	3,970

State and local	13,338	3,674	17,012

	$110,796	$30,704	$141,500

2002

U.S. Federal	$75,654	$38,934	$114,588

Foreign	1,634	(499)	1,135

State and local	9,897	11,680	21,577

	$87,185	$50,115	$137,300

2001

U.S. Federal	$48,253	$86,384	$134,637

Foreign	1,270	714	1,984

State and local	11,075	10,204	21,279

	$60,598	$97,302	$157,900

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

The provision for income taxes exceeds the amount of income tax determined by applying the U.S. Federal statutory rate of 35 percent to income before taxes as a result of the following (in thousands):

	2003	2002	2001

U.S. Federal statutory taxes	$133,906	$123,784	$135,639

State and local taxes, net of U.S. Federal income tax benefit	11,058	14,025	13,832

Amortization of goodwill not deductible for income tax purposes	—	—	6,988

Sale of affiliate with higher tax basis	(2,188)	—	—

Other, net	(1,276)	(509)	1,441

Provision for income taxes	$141,500	$137,300	$157,900

Deferred income taxes at December 28, 2003 and December 29, 2002 consist of the following (in thousands):

	2003	2002

Accrued postretirement benefits	$60,536	$58,874

Other benefit obligations	102,791	94,280

Accounts receivable	17,650	16,252

State income tax loss carryforwards	12,068	13,693

Affiliate operations	4,334	—

Other	25,480	22,140

Deferred tax asset	222,859	205,239

Property, plant and equipment	153,615	135,520

Prepaid pension cost	207,312	200,315

Affiliate operations	—	180

Unrealized gain on available-for-sale securities	23,811	11,463

Goodwill and other intangibles	141,945	118,914

Deferred tax liability	526,683	466,392

Deferred income taxes	$303,824	$261,153

The Company has approximately $240 million in state income tax loss carryforwards. If unutilized, state income tax loss carryforwards will start to expire in 2008. Approximately $15 million, $2 million and $8 million of state income tax loss carryforwards will expire in 2008, 2009 and 2010, respectively, and $215 million of state income tax loss carryforwards will expire between 2011 and 2023.

E. DEBT

Long-term debt consists of the following (in millions):

	December 28,	December 29,
	2003	2002

Commercial paper borrowings	$188.3	$259.3

5.5 percent unsecured notes due February 15, 2009	398.7	398.4

4.0 percent notes due 2004– 2006 (£16.7 million)	29.7	—

Other indebtedness	14.4	7.1

Total	631.1	664.8

Less current portion	(208.6)	(259.3)

Total long-term debt	$422.5	$405.5

The notes of £16.7 million were issued to current FTC employees who were former FTC shareholders in connection with the acquisition. The noteholders, at their discretion, may elect to receive 25 percent of their outstanding balance in January 2004. In August 2004, 50 percent of the original outstanding balance (less any amounts paid in January 2004) is due for payment. The remaining balance outstanding is due for payment in August 2006.

Interest on the 5.5 percent unsecured notes is payable semi-annually on February 15 and August 15.

At December 28, 2003 and December 29, 2002, the average interest rate on the Company’s outstanding commercial paper borrowings was 1.1 percent and 1.6 percent, respectively. During the third quarter of 2003, the Company replaced its $350 million 364-day revolving credit facility with a new $250 million revolving credit facility, which expires in August 2004. In 2002, the Company replaced its revolving credit facility agreements with a new five-year $350 million revolving credit facility, which expires in August 2007. These revolving credit facility agreements support the issuance of the Company’s short-term commercial paper.

Under the terms of the five-year $350 million revolving credit facility, interest on borrowings is at floating rates, and depending on the Company’s long-term debt rating, the Company is required to pay an annual fee of 0.07 percent to 0.15 percent on the unused portion of the facility, and 0.25 percent to 0.75 percent on the used portion of the facility. Under the terms of the $250 million 364-day revolving credit facility, interest on borrowings is at floating rates, and based on the Company’s long-term debt rating, the Company is required to pay an annual fee of 0.05 percent to 0.125 percent on the unused portion of the facility, and 0.25 percent to 0.75 percent on the used portion of the facility. Also under the terms of the $250 million 364-day revolving credit facility, the Company has the right to extend the term of any borrowings for up to one year from the credit facility’s maturity date for an additional fee of 0.125 percent. Both revolving credit facilities contain certain covenants, including a financial covenant that the Company maintain at least $1 billion of consolidated shareholders’ equity.

During 2003 and 2002, the Company had average borrowings outstanding of approximately $605.7 million and $793.7 million, respectively, at average annual interest rates of approximately 4.2 percent and 3.7 percent, respectively. The Company incurred net interest costs on its borrowings of $26.9 million and $33.5 million during 2003 and 2002, respectively. No interest expense was capitalized in 2003 or 2002.

At December 28, 2003 and December 29, 2002, the fair value of the Company’s 5.5 percent unsecured notes, based on quoted market prices, totaled $434.6 million and $426.6 million, respectively, compared with the carrying amount of $398.7 million and $398.4 million, respectively.

The carrying value of the Company’s commercial paper borrowings and other unsecured debt at December 28, 2003 and December 29, 2002 approximates fair value.

F. REDEEMABLE PREFERRED STOCK

In connection with the acquisition of a cable television system in 1996, the Company issued 11,947 shares of its Series A Preferred Stock. On February 23, 2000, the Company issued an additional 1,275 shares related to this transaction. From 1998 to 2003, 682 shares of Series A Preferred Stock were redeemed at the request of Series A Preferred Stockholders.

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

During 2003, 2002 and 2001, the Company purchased a total of 910 shares, 1,229 shares and 714 shares, respectively, of its Class B common stock at a cost of approximately $0.7 million, $0.8 million and $0.4 million. At December 28, 2003, the Company has authorization from the Board of Directors to purchase up to 542,800 shares of Class B common stock.

Stock Awards. In 1982, the Company adopted a long-term incentive compensation plan, which, among other provisions, authorizes the awarding of Class B common stock to key employees. Stock awards made under this incentive compensation plan are subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant’s employment terminates before the end of a specified period of service to the Company. At December 28, 2003, there were 54,520 shares reserved for issuance under the incentive compensation plan. Of this number, 29,845 shares were subject to awards outstanding, and 24,675 shares were available for future awards. Activity related to stock awards under the long-term incentive compensation plan for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, was as follows:

	2003		2002		2001

	Number	Average	Number	Average	Number	Average
	of	Award	of	Award	of	Award
	Shares	Price	Shares	Price	Shares	Price

Beginning of year	27,625	$536.74	29,895	$539.25	30,165	$413.28

Awarded	15,990	734.01	215	563.36	16,865	608.96

Vested	(12,752)	523.60	(601)	540.61	(15,200)	364.13

Forfeited	(1,018)	658.44	(1,884)	578.37	(1,935)	555.02

End of year	29,845	$643.89	27,625	$536.74	29,895	$539.25

In addition to stock awards granted under the long-term incentive compensation plan, the Company also made stock awards of 1,050 shares in 2003, 2,150 shares in 2002 and 3,300 shares in 2001.

For the share awards outstanding at December 28, 2003, the aforementioned restriction will lapse in 2004 for 2,732 shares, in 2005 for 16,929 shares, in 2006 for 1,588 shares, and in 2007 for 16,460 shares. Stock-based compensation costs resulting from stock awards reduced net income by $3.9 million ($0.41 per share, basic and diluted), $3.5 million ($0.37 per share, basic and diluted), and $2.6 million ($0.27 per share, basic and diluted) in 2003, 2002 and 2001, respectively.

Stock Options. The Company’s employee stock option plan reserves 1,900,000 shares of the Company’s Class B common stock for options to be granted under the plan. The purchase price of the shares covered by an option cannot be less than the fair value on the granting date. At December 28, 2003, there were 454,350 shares reserved for issuance under the stock option plan, of which 152,475 shares were subject to options outstanding, and 301,875 shares were available for future grants.

Changes in options outstanding for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, were as follows:

	2003		2002		2001

	Number	Average	Number	Average	Number	Average
	of	Option	of	Option	of	Option
	Shares	Price	Shares	Price	Shares	Price

Beginning of year	163,900	$515.74	170,575	$490.86	166,450	$465.55

Granted	5,000	803.70	11,500	729.00	24,000	522.75

Exercised	(15,675)	450.87	(16,675)	404.14	(16,875)	276.79

Forfeited	(750)	729.00	(1,500)	561.77	(3,000)	546.04

End of year	152,475	$530.81	163,900	$515.74	170,575	$490.86

Of the shares covered by options outstanding at the end of 2003, 111,100 are now exercisable, 26,688 will become exercisable in 2004, 9,562 will become exercisable in 2005, 3,875 will become exercisable in 2006, and 1,250 will become exercisable in 2007. Information related to stock options outstanding at December 28, 2003 is as follows:

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/28/03	Life (yrs.)	Price	at 12/28/03	Price

$222–299	6,500	1.4	$263.83	6,500	$263.83

344	7,600	3.0	343.94	7,600	343.94

472–484	20,000	4.8	474.47	18,594	473.99

500–596	102,875	6.9	538.94	75,781	535.11

693	500	9.5	692.51	—	—

729	10,500	9.0	729.00	2,625	729.00

816	4,500	10.0	816.05	—	—

All options were granted at an exercise price equal to or greater than the fair market value of the Company’s common stock at the date of grant. The weighted average fair value for options granted during 2003, 2002 and 2001 was $229.81, $197.89 and $107.78, respectively. The fair value of options at date of grant was estimated using the Black-Scholes method utilizing the following assumptions:

	2003	2002	2001

Expected life (years)	7	7	7

Interest rate	4.38%	3.69%	2.30%

Volatility	20.43%	21.74%	19.46%

Dividend yield	0.71%	0.77%	1.1%

Refer to Note A for additional disclosures surrounding stock option accounting.

The Company also maintains a stock option plan at its Kaplan subsidiary that provides for the issuance of Kaplan stock options to certain members of Kaplan’s management. The Kaplan stock option plan was adopted in 1997 and initially reserved 15 percent, or 150,000 shares, of Kaplan’s common stock for options to be granted under the plan. Under the provisions of this plan, options are issued with an exercise price equal to the estimated fair value of Kaplan’s common stock, and options vest ratably over five years. Upon exercise, an option holder may either purchase vested shares at the exercise price or elect to receive cash equal to the difference between the exercise price and the then fair value. The fair value of Kaplan’s common stock is determined by the Company’s compensation committee of the Board of Directors. In September 2003, the committee set the fair value price of Kaplan common stock at $1,625 per share, which is determined after deducting intercompany debt from Kaplan’s enterprise value. Also in September 2003, the Company announced an offer totaling $138 million for approximately 55 percent of the stock options outstanding at Kaplan. The Company’s offer included a 10 percent premium over the current valuation price of Kaplan common stock of $1,625 per share; by the end of October 2003, 100 percent of the eligible stock options were tendered. The Company paid out $118.7 million in the fourth quarter of 2003 and the remainder of the payouts, related to 14,463 tendered stock options, will be made at the time of their scheduled vesting from 2004 to 2007 if the option holder is still employed at Kaplan. Additionally, stock compensation expense will be recorded on these remaining exercised stock options over the remaining vesting periods of 2004 to 2007. A small number of key Kaplan executives will continue to hold the remaining 68,000 outstanding Kaplan stock options, with roughly half of these options expiring in 2007 and half expiring in 2011. The remaining 68,000 of outstanding Kaplan stock options represent 4.8 percent of Kaplan’s common stock at December 28, 2003. The Company does not expect to issue additional Kaplan stock options in the future.

For 2003, 2002 and 2001, the Company recorded expense of $119.1 million, $34.5 million and $25.3 million, respectively, related to this plan. In 2003 and 2002, payouts from option exercises totaled $119.6 million and $0.2 million, respectively. At December 28, 2003, the Company’s stock-based compensation accrual balance totaled $73.9 million.

Changes in Kaplan stock options outstanding for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 were as follows:

	2003		2002		2001

	Number	Average	Number	Average	Number	Average
	of	Option	of	Option	of	Option
	Shares	Price	Shares	Price	Shares	Price

Beginning of year	147,463	$311.24	142,578	$296.69	131,880	$246.14

Granted	16,037	1,546.23	6,475	652.00	27,962	526.00

Exercised	(94,652)	303.66	(540)	375.00	(7,247)	227.20

Forfeited	(848)	382.12	(1,050)	403.76	(10,017)	321.67

End of year	68,000	$596.17	147,463	$311.24	142,578	$296.69

Of the shares covered by options outstanding at the end of 2003, 39,910 are now exercisable, 7,332 will become exercisable in 2004, 7,332 will become exercisable in 2005, 7,232 will become exercisable in 2006, 3,397 will become exercisable in 2007, and 2,797 will become exercisable in 2008. Information related to stock options outstanding at December 28, 2003 is as follows:

		Weighted
		Average
	Number	Remaining	Number
	Outstanding	Contractual	Exercisable
Exercise Price	at 12/28/03	Life (yrs.)	at 12/28/03

$190	31,341	4.0	31,341
375	500	5.6	300
526	19,172	7.0	7,669
652	3,000	7.0	600
861	487	7.0	0
1,625	13,500	8.0	0

Average Number of Shares Outstanding. Basic earnings per share are based on the weighted average number of shares of common stock outstanding during each year. Diluted earnings per common share are based upon the weighted average number of shares of common stock outstanding each year, adjusted for the dilutive effect of shares issuable under outstanding stock options. Basic and diluted weighted average share information for 2003, 2002 and 2001 is as follows:

	Basic	Dilutive	Diluted
	Weighted	Effect of	Weighted
	Average	Stock	Average
	Shares	Options	Shares

2003	9,530,209	24,454	9,554,663

2002	9,503,983	18,671	9,522,654

2001	9,486,386	13,173	9,499,559

The 2003, 2002 and 2001 diluted earnings per share amounts exclude the effects of 16,750, 11,500 and 31,000 stock options outstanding, respectively, as their inclusion would be antidilutive.

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

The Company uses a measurement date of December 31 for its pension and other postretirement benefit plans.

In 2001, 2002 and 2003, the Company offered several early retirement programs to certain groups of employees at The Washington Post newspaper, Newsweek and the corporate office, the effects of which are included below. Effective June 1, 2003, the retirement pension program for certain employees at The Washington Post newspaper and the corporate office was amended and provides for increased annuity payments for vested employees retiring after this date. This plan amendment resulted in a reduction in the pension credit of approximately $2.6 million for the year ended December 28, 2003.

The following table sets forth obligation, asset and funding information for the Company’s defined benefit pension and postretirement plans at December 28, 2003 and December 29, 2002 (in thousands):

	Pension Plans		Postretirement Plans

	2003	2002	2003	2002

Change in Benefit Obligation

Benefit obligation at beginning of year	$498,952	$431,017	$112,174	$105,392

Service cost	19,965	17,489	5,164	5,418

Interest cost	33,696	30,820	7,395	7,997

Amendments	60,697	28,817	(5,479)	(3,130)

Actuarial loss	37,339	22,851	6,733	1,487

Benefits paid	(24,875)	(32,042)	(5,543)	(4,990)

Benefit obligation at end of year	$625,774	$498,952	$120,444	$112,174

Change in Plan Assets

Fair value of assets at beginning of year	$1,362,084	$1,427,554	$—	$—

Actual return on plan assets	227,757	(33,428)	—	—

Employer contributions	—	—	5,543	4,990

Benefits paid	(24,875)	(32,042)	(5,543)	(4,990)

Fair value of assets at end of year	$1,564,966	$1,362,084	$—	$—

Funded status	$939,192	$863,132	$(120,444)	$(112,174)

Unrecognized transition asset	(1,442)	(3,631)	—	—

Unrecognized prior service cost	46,941	24,553	(8,589)	(3,469)

Unrecognized actuarial gain	(469,890)	(390,268)	(11,707)	(20,750)

Net prepaid (accrued) cost	$514,801	$493,786	$(140,740)	$(136,393)

The accumulated benefit obligation for the Company’s defined benefit pension plans at December 28, 2003 and December 29, 2002 was $548.4 million and $432.9 million, respectively.

Key assumptions utilized for determining the benefit obligation at December 28, 2003 and December 29, 2002 are as follows:

			Postretirement
	Pension Plans		Plans

	2003	2002	2003	2002

Discount rate	6.25%	6.75%	6.25%	6.75%

Rate of compensation increase	4.0%	4.0%	—	—

The assumed health care cost trend rate used in measuring the postretirement benefit obligation at December 28, 2003 was 9.5 percent for both pre-age 65 and post-age 65 benefits, decreasing to 5 percent in the year 2013 and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A change of 1 percentage point in the assumed health care cost trend rates would have the following effects (in thousands):

	1%	1%
	Increase	Decrease

Benefit obligation at end of year	$18,104	$(16,918)

Service cost plus interest cost	$1,990	$(1,929)

The Company made no contributions to its defined benefit pension plans in 2003 and 2002, and the Company does not expect to make any contributions in 2004 or in the foreseeable future. The Company made contributions to its postretirement benefit plans of $5.5 million and $5.0 million for the years ended December 28, 2003 and December 29, 2002, respectively, as the plans are unfunded and the Company covers benefit payments. The Company expects to make contributions for its postretirement plans by funding benefit payments consistent with the assumed heath care cost trend rates discussed above.

The Company’s defined benefit pension obligations are funded by a relatively small but diversified mix of stocks and high-quality fixed-income securities that are held in trust. Essentially all of the assets are managed by two investment companies. None of the assets are managed internally by the Company or are invested in securities of the Company. The goal of the investment managers is to produce moderate long-term growth in the value of those assets while protecting them against decreases in value. The investment managers cannot invest more than 20 percent of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10 percent of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval by the Plan administrator. Over the past five years, the managers together have invested between 65 percent and 85 percent of the assets in equities. At the end of 2003, 82 percent of the assets were invested in equities; 25 percent of the assets were invested in Berkshire Hathaway common stock. The Company’s retirement plan trust held shares of Berkshire Class A and Class B common stock with a total market value of $398.2 million and $343.8 million at December 28, 2003 and December 29, 2002, respectively.

The total (income) cost arising from the Company’s defined benefit pension and postretirement plans for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, consists of the following components (in thousands):

	Pension Plans			Postretirement Plans

	2003	2002	2001	2003	2002	2001

Service cost	$19,965	$17,489	$15,393	$5,164	$5,418	$3,707

Interest cost	33,696	30,820	27,526	7,395	7,997	6,811

Expected return on assets	(96,116)	(92,192)	(97,567)	—	—	—

Amortization of transition asset	(2,189)	(5,221)	(6,502)	—	—	—

Amortization of prior service cost	4,172	2,185	2,122	(360)	(421)	(162)

Recognized actuarial gain	(14,665)	(17,528)	(17,917)	(1,675)	(2,435)	(3,408)

Net periodic (benefit) cost for the year	(55,137)	(64,447)	(76,945)	10,524	10,559	6,948

Early retirement programs expense	34,135	19,001	3,344	—	—	—

Curtailment gain	—	—	—	(634)	—	—

Total (benefit) cost for the year	$(21,002)	$(45,446)	$(73,601)	$9,890	$10,559	$6,948

The costs for the Company’s defined benefit pension and postretirement plans are actuarially determined. Below are the key assumptions utilized to determine periodic cost for the years ended December 28, 2003, December 29, 2002 and December 30, 2001:

	Pension Plans			Postretirement Plans

	2003	2002	2001	2003	2002	2001

Discount rate	6.75%	7.0%	7.5%	6.75%	7.0%	7.5%

Expected return on plan assets	7.5%	7.5%	9.0%	—	—	—

Rate of compensation increase	4.0%	4.0%	4.0%	—	—	—

In determining the expected rate of return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. In addition, the Company may consult with and consider the input of financial and other professionals in developing appropriate return benchmarks.

In December of 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act) was enacted. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that meets certain criteria. The Company’s other postretirement plans covering retirees currently provide certain prescription benefits to eligible participants. In accordance with FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003,” the effects of the Act on the Company’s medical plans have not been included in the measurement of the Company’s accumulated postretirement benefit obligation or net periodic postretirement benefit cost for 2003.

Contributions to multi-employer pension plans, which are generally based on hours worked, amounted to $2.0 million in 2003, $2.0 million in 2002 and $1.8 million in 2001.

The Company recorded expense associated with retirement benefits provided under incentive savings plans (primarily 401(k) plans) of approximately $15.5 million in 2003, $15.4 million in 2002 and $14.5 million in 2001.

I. LEASE AND OTHER COMMITMENTS

The Company leases real property under operating agreements. Many of the leases contain renewal options and escalation clauses that require payments of additional rent to the extent of increases in the related operating costs.

At December 28, 2003, future minimum rental payments under noncancelable operating leases approximate the following (in thousands):

2004	$69,104

2005	63,905

2006	57,945

2007	54,095

2008	45,603

Thereafter	135,826

$426,478

Minimum payments have not been reduced by minimum sublease rentals of $4.4 million due in the future under noncancelable subleases.

Rent expense under operating leases included in operating costs was approximately $76.8 million, $60.7 million and $58.3 million in 2003, 2002 and 2001, respectively. Sublease income was approximately $0.6 million, $0.6 million and $1.5 million in 2003, 2002 and 2001, respectively.

The Company’s broadcast subsidiaries are parties to certain agreements that commit them to purchase programming to be produced in future years. At December 28, 2003, such commitments amounted to approximately $55.3 million. If such programs are not produced, the Company’s commitment would expire without obligation.

J. ACQUISITIONS, EXCHANGES AND DISPOSITIONS

The Company completed business acquisitions and exchanges totaling approximately $169.5 million in 2003, $90.5 million in 2002 and $422.8 million in 2001 (including estimated fair value of cable systems surrendered, assumed debt and related acquisition costs). All of these acquisitions were accounted for using the purchase method, and accordingly, the assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition. The purchase price allocations for these acquisitions mostly comprised goodwill and other intangibles and property, plant and equipment.

During 2003, Kaplan acquired 13 businesses in its higher education and professional divisions for a total of $166.8 million, financed through cash and debt, with $36.7 million remaining to be paid. The largest of these was the March 2003 acquisition of the stock of Financial Training Company (FTC), for £55.3 million ($87.4 million). Headquartered in London, FTC provides test preparation services for accountants and financial services professionals, with 28 training centers in the United Kingdom as well as operations in Asia. This acquisition was financed through cash and debt with $29.7 million remaining to be paid, primarily to employees of the business. In November 2003, Kaplan acquired Dublin Business School, Ireland’s largest private undergraduate institution, serving approximately 5,000 students. Most of the purchase price for the 2003 Kaplan acquisitions was allocated to goodwill and other intangibles and property, plant and equipment.

In addition, the cable division acquired three additional systems in 2003 for $2.8 million. Most of the purchase price for these acquisitions was allocated to franchise agreements, an indefinite-lived intangible asset.

On January 1, 2003, the Company sold its 50 percent interest in the International Herald Tribune for $65 million and the Company recorded an after-tax non-operating gain of $32.3 million ($3.38 per share) in the first quarter of 2003.

During 2002, Kaplan acquired several businesses in its higher education and test preparation divisions for approximately $42.2 million. In November 2002, the Company completed a cable system exchange transaction with Time Warner Cable which consisted of the exchange by the Company of its cable system in Akron, Ohio serving about 15,500 subscribers, and $5.2 million to Time Warner Cable, for cable systems serving about 20,300 subscribers in Kansas. The Kansas systems acquired in the exchange transaction were recorded at their estimated fair value, as determined based on an appraisal completed by an independent third-party firm. The non-cash, non-operating gain resulting from the exchange transaction increased net income by $16.7 million, or $1.75 per share.

The Company’s acquisitions in 2001 principally included the purchase of Southern Maryland Newspapers, a division of Chesapeake Publishing Corporation, and a cable system exchange with AT&T Broadband. During 2001, the Company also acquired a provider of CFA® exam preparation services and a company that provides pre-certification training for real estate, insurance and securities professionals.

Southern Maryland Newspapers publishes the Maryland Independent in Charles County, Maryland; The Enterprise in St. Mary’s County, Maryland; and The Calvert Recorder in Calvert County, Maryland, with a combined total paid circulation of approximately 50,000.

The cable system exchange with AT&T Broadband was completed in March 2001 and consisted of the exchange by the Company of its cable systems in Modesto and Santa Rosa, California, and approximately $42.0 million to AT&T Broadband for cable systems serving approximately 155,000 subscribers principally located in Idaho. The Idaho systems acquired in the exchange transactions were recorded at their estimated fair value, as determined based on an appraisal completed by an independent third-party firm. In a related transaction in January 2001, the Company completed the sale of a cable system serving about 15,000 subscribers in Greenwood, Indiana, for $61.9 million. The gain resulting from the cable system sale and exchange transactions increased net income by $196.5 million, or $20.69 per share. For income tax purposes, substantial components of the cable system sale and exchange transactions qualify as like-kind exchanges and therefore, a large portion of these transactions does not result in a current tax liability.

The results of operations for each of the businesses acquired are included in the Consolidated Statements of Income from their respective dates of acquisition. Pro forma results of operations for 2003, 2002 and 2001, assuming the acquisitions and exchanges occurred at the beginning of 2001, are not materially different from reported results of operations.

K. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets” effective on the first day of its 2002 fiscal year. As a result of the adoption of SFAS 142, the Company ceased most of the periodic charges previously recorded from the amortization of goodwill and other intangibles.

As required under SFAS 142, the Company completed its transitional impairment review of indefinite-lived intangible assets and goodwill in 2002. The expected future cash flows for PostNewsweek Tech Media (part of the magazine publishing segment), on a discounted basis, did not support the net carrying value of the related goodwill. Accordingly, an after-tax goodwill impairment loss of $12.1 million, or $1.27 per share, was recorded. The loss is included in the Company’s 2002 fiscal year results as a cumulative effect of change in accounting principle.

On a pro forma basis, the Company’s 2001 operating income would have been $298.3 million, if SFAS 142 had been adopted at the beginning of fiscal 2001, compared to $363.8 million and $377.6 million for 2003 and 2002, respectively.

Other pro forma results for the year ended December 30, 2001, to exclude amortization of goodwill and indefinite-lived intangible assets, were as follows (in thousands, except per share amounts):

	2003	2002	2001

Income before cumulative effect of change in accounting principle, as reported	$241,088	$216,368	$229,639

Amortization of goodwill and other intangibles, net of tax	—	—	54,989

Pro forma income before cumulative effect of change in accounting principle	241,088	216,368	284,628

Cumulative effect of change in method of accounting for goodwill and other intangible assets, net of tax	—	(12,100)	—

Redeemable preferred stock dividends	(1,027)	(1,033)	(1,052)

Pro forma net income available for common shares	$240,061	$203,235	$283,576

Basic earnings per share:

Before cumulative effect of change in accounting principle, as reported	$25.19	$22.65	$24.10

Cumulative effect of change in accounting principle	—	(1.27)	—

Amortization of goodwill and other intangibles	—	—	5.79

Pro forma net income available for common shares	$25.19	$21.38	$29.89

Diluted earnings per share:

Before cumulative effect of change in accounting principle, as reported	$25.12	$22.61	$24.06

Cumulative effect of change in accounting principle	—	(1.27)	—

Amortization of goodwill and other intangibles	—	—	5.79

Pro forma net income available for common shares	$25.12	$21.34	$29.85

As part of the adoption of SFAS 142 in 2002, the Company reviewed its goodwill and other intangible assets and classified them in three categories (goodwill, indefinite-lived intangible assets and amortized intangible assets). The Company’s intangible assets with an indefinite life are principally from franchise agreements at its cable division, as the Company expects its cable franchise agreements to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon, and the Company’s cable division historically has obtained renewals and extensions of such agreements for nominal costs and without any material modifications to the agreements. Amortized intangible assets are primarily non-compete agreements, with amortization periods up to five years. Amortization expense was $1.4 million in 2003, and is estimated to be approximately $2 million in each of the next five years.

The Company’s goodwill and other intangible assets as of December 28, 2003 and December 29, 2002 were as follows (in thousands):

		Accumulated
	Gross	Amortization	Net

2003:

Goodwill	$1,264,096	$298,402	$965,694

Indefinite-lived intangible assets	650,462	163,806	486,656

Amortized intangible assets	8,034	2,808	5,226

	$1,922,592	$465,016	$1,457,576

2002:

Goodwill	$1,069,263	$298,402	$770,861

Indefinite-lived intangible assets	646,225	163,806	482,419

Amortized intangible assets	3,525	1,372	2,153

	$1,719,013	$463,580	$1,255,433

Activity related to the Company’s goodwill and intangible assets during 2003 was as follows (in thousands):

	Newspaper	Television	Magazine	Cable
	Publishing	Broadcasting	Publishing	Television	Education	Total

Goodwill, Net

Beginning of year	$72,738	$203,165	$69,556	$85,666	$339,736	$770,861

Acquisitions					184,075	184,075

Disposition	(1,461)					(1,461)

Foreign currency exchange rate					12,219	12,219

End of year	$71,277	$203,165	$69,556	$85,666	$536,030	$965,694

Indefinite-Lived Intangible Assets, Net

Beginning of year				$482,419		$482,419

Acquisitions				2,137	$2,100	4,237

End of year				$484,556	$2,100	$486,656

Amortized Intangible Assets, Net

Beginning of year	$45			$1,232	$876	$2,153

Acquisitions					4,463	4,463

Amortization	(15)			(151)	(1,270)	(1,436)

Foreign currency exchange rate					46	46

End of year	$30			$1,081	$4,115	$5,226

Activity related to the Company’s goodwill and intangible assets during 2002 was as follows (in thousands):

	Newspaper	Television	Magazine	Cable
	Publishing	Broadcasting	Publishing	Television	Education	Total

Goodwill, Net

Beginning of year	$72,738	$203,165	$88,556	$88,197	$301,898	$754,554

Acquisitions					37,838	37,838

Disposition				(2,531)		(2,531)

Impairment			(19,000)			(19,000)

End of year	$72,738	$203,165	$69,556	$85,666	$339,736	$770,861

Indefinite-Lived Intangible Assets, Net

Beginning of year				$450,759		$450,759

Acquisitions				32,160		32,160

Disposition				(500)		(500)

End of year				$482,419		$482,419

Amortized Intangible Assets, Net

Beginning of year	$60			$1,377	$11	$1,448

Acquisitions				10	1,350	1,360

Amortization	(15)			(155)	(485)	(655)

End of year	$45			$1,232	$876	$2,153

L. OTHER NON-OPERATING INCOME (EXPENSE)

The Company recorded other non-operating income, net, of $55.4 million in 2003, $28.9 million in 2002, and $283.7 million in 2001. The 2003 non-operating income, net, mostly comprises a $49.8 million pre-tax gain from the sale of the Company’s 50 percent interest in the International Herald Tribune. The 2002 non-operating income, net, includes a pre-tax gain of $27.8 million on the exchange of certain cable systems in the fourth quarter of 2002 and a gain on the sale of marketable securities, offset by write-downs recorded on certain investments. The 2001 non-operating income mostly comprised gains arising from the sale and exchange of certain cable systems completed in the first quarter of 2001, offset by write-downs recorded on certain investments and a parcel of non-operating land to their estimated fair value.

A summary of non-operating income (expense) for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, follows (in millions):

	2003	2002	2001

Gain on sale of interest in IHT	$49.8	$—	$—

Foreign currency gains, net	4.2	—	—

Impairment write-downs on cost method and other investments	(1.3)	(21.2)	(32.4)

Gain on sale or exchange of cable system businesses	—	27.8	321.1

Gain (loss) on sales of marketable securities	—	13.2	(0.3)

Impairment write-down of non-operating asset	—	—	(4.3)

Other	2.7	9.1	(0.4)

Total	$55.4	$28.9	$283.7

M. CONTINGENCIES

The Company and its subsidiaries are parties to various civil lawsuits that have arisen in the ordinary course of their businesses, including actions for libel and invasion of privacy, and violations of applicable wage and hour laws. Management does not believe that any litigation pending against the Company will have a material adverse effect on its business or financial condition.

The Company’s education division derives a portion of its net revenues from financial aid received by its students under Title IV programs administered by the U.S. Department of Education pursuant to the Federal Higher Education Act of 1965 (HEA), as amended. In order to participate in Title IV Programs, the Company must comply with complex standards set forth in the HEA and the regulations promulgated thereunder (the Regulations). The failure to comply with the requirements of HEA or the Regulations could result in the restriction or loss of the ability to participate in Title IV Programs and subject the Company to financial penalties. For the years ended December 28, 2003, December 29, 2002 and December 30, 2001, approximately $250.0 million, $161.7 million and $101.5 million, respectively, of the Company’s education division revenues were derived from financial aid received by students under Title IV Programs. Management believes that the Company’s education division schools that participate in Title IV Programs are in material compliance with standards set forth in the HEA and the Regulations.

N. BUSINESS SEGMENTS

The Company operates principally in four areas of the media business: newspaper publishing, television broadcasting, magazine publishing and cable television. Through its subsidiary Kaplan, Inc., the Company also provides educational services for individuals, schools and businesses.

Newspaper publishing includes the publication of newspapers in the Washington, D.C. area and Everett, Washington; newsprint warehousing and recycling facilities; and the Company’s electronic media publishing business (primarily washingtonpost.com).

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

Television broadcasting operations are conducted through six VHF television stations serving the Detroit, Houston, Miami, San Antonio, Orlando and Jacksonville television markets. All stations are network-affiliated (except for WJXT in Jacksonville) with revenues derived primarily from sales of advertising time.

Cable television operations consist of cable systems offering basic cable, digital cable, pay television, cable modem and other services to subscribers in midwestern, western, and southern states. The principal source of revenues is monthly subscription fees charged for services.

Education products and services are provided through the Company’s wholly-owned subsidiary, Kaplan, Inc. Kaplan’s businesses include supplemental education services, which is made up of Kaplan Test Prep and Admissions, providing test preparation services for college and graduate school entrance exams; Kaplan Professional, providing education and career services to business people and other professionals; and Score!, offering multi-media learning and private tutoring to children and educational resources to parents. Kaplan’s businesses also include higher education services, which include all of Kaplan’s post-secondary education businesses, including the fixed-facility colleges that were formerly part of Quest Education, which offer Bachelor’s degrees, Associate’s degrees and diploma programs primarily in the fields of health care, business and information technology; and online post-secondary and career programs (various distance-learning businesses, including kaplancollege.com).

Corporate office includes the expenses of the Company’s corporate office.

The Company’s foreign revenues in 2003, 2002 and 2001 totaled approximately $140 million, $81 million and $89 million, respectively, principally from Kaplan’s foreign operations and the publication of the international editions of Newsweek. The Company’s long-lived assets in foreign countries, principally in the United Kingdom, totaled approximately $205 million at December 28, 2003.

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

	Newspaper	Television	Magazine	Cable		Corporate
(in thousands)	Publishing	Broadcasting	Publishing	Television	Education	Office	Consolidated

2003

Operating revenues	$872,754	$315,126	$353,555	$459,399	$838,077	$—	$2,838,911

Income (loss) from operations(1)	$134,197	$139,744	$43,504	$88,392	$(11,709)	$(30,308)	$363,820

Equity in losses of affiliates							(9,766)

Interest expense, net							(26,851)

Other income, net							55,385

Income before income taxes							$382,588

Identifiable assets	$673,631	$410,580	$533,305	$1,119,826	$845,983	$8,963	$3,592,288

Investments in marketable equity securities							247,958

Investments in affiliates							61,312

Total assets							$3,901,558

Depreciation of property, plant and equipment	$41,914	$11,414	$3,727	$92,804	$23,989	$—	$173,848

Amortization expense	$15	$—	$—	$151	$1,270	$—	$1,436

Pension credit (expense)	$(19,580)	$4,165	$38,493	$(853)	$(1,223)	$—	$21,002

Kaplan stock-based incentive compensation					$119,126		$119,126

Capital expenditures	$18,642	$5,434	$1,027	$65,948	$34,537	$—	$125,588

2002

Operating revenues	$841,984	$343,552	$349,050	$428,492	$621,125	$—	$2,584,203

Income (loss) from operations	$109,006	$168,826	$25,728	$80,937	$20,512	$(27,419)	$377,590

Equity in losses of affiliates							(19,308)

Interest expense, net							(33,487)

Other income, net							28,873

Income before income taxes							$353,668

Identifiable assets	$690,197	$413,663	$488,562	$1,142,995	$542,251	$18,990	$3,296,658

Investments in marketable equity securities							216,533

Investments in affiliates							70,703

Total assets							$3,583,894

Depreciation of property, plant and equipment	$42,961	$11,187	$4,124	$88,751	$24,885	$—	$171,908

Amortization expense	$15	$—	$—	$155	$485	$—	$655

Pension credit (expense)	$18,902	$4,730	$23,814	$(814)	$(1,186)	$—	$45,446

Kaplan stock-based incentive compensation					$34,531		$34,531

Capital expenditures	$27,280	$8,784	$1,672	$92,499	$22,757	$—	$152,992

2001

Operating revenues	$842,721	$314,010	$374,575	$386,037	$493,681	$—	$2,411,024

Income (loss) from operations	$84,744	$131,847	$25,306	$32,237	$(28,337)	$(25,865)	$219,932

Equity in losses of affiliates							(68,659)

Interest expense, net							(47,473)

Other income, net							283,739

Income before income taxes							$387,539

Pro forma income (loss) from operations(2)	$88,592	$145,982	$31,975	$70,634	$(13,061)	$(25,865)	$298,257

Identifiable assets	$703,947	$419,246	$486,804	$1,117,426	$472,988	$42,346	$3,242,757

Investments in marketable equity securities							235,405

Investments in affiliates							80,936

Total assets							$3,559,098

Depreciation of property, plant and equipment	$37,862	$11,932	$4,654	$64,505	$19,347	$—	$138,300

Amortization expense	$3,864	$14,135	$6,669	$38,553	$15,712	$—	$78,933

Pension credit (expense)	$25,197	$6,263	$44,989	$(638)	$(847)	$(1,363)	$73,601

Kaplan stock-based incentive compensation					$25,302		$25,302

Capital expenditures	$32,551	$11,032	$1,737	$166,887	$12,020	$—	$224,227

(1) Newspaper publishing operating income in 2003 includes gain on sale of land at The Washington Post newspaper of $41.7 million.

(2) 2001 results, adjusted to exclude amortization of goodwill and indefinite-lived intangible assets no longer amortized under SFAS 142.

O. SUMMARY OF QUARTERLY OPERATING RESULTS AND COMPREHENSIVE INCOME (UNAUDITED)

Quarterly results of operations and comprehensive income for the years ended December 28, 2003 and December 29, 2002 are as follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter(1)	Quarter

2003 Quarterly Operating Results
Operating revenues

Advertising	$279,796	$318,927	$287,984	$346,651

Circulation and subscriber	172,036	176,348	175,595	182,269

Education	177,778	195,560	224,663	240,076

Other	10,830	16,105	17,837	16,456

	640,440	706,940	706,079	785,452

Operating costs and expenses

Operating	348,634	368,974	378,864	411,043

Selling, general and administrative	169,170	187,493	244,299	191,330

Depreciation of property, plant and equipment	43,395	43,212	42,420	44,821

Amortization of goodwill and other intangibles	149	363	398	526

	561,348	600,042	665,981	647,720

Income from operations	79,092	106,898	40,098	137,732

Equity in losses of affiliates	(2,642)	(5,524)	(1,116)	(484)

Interest income	114	458	189	191

Interest expense	(7,237)	(6,658)	(7,037)	(6,872)

Other income (expense), net	48,135	2,274	1,565	3,412

Income before income taxes	117,462	97,448	33,699	133,979

Provision for income taxes	44,400	36,800	13,800	46,500

Net income	73,062	60,648	19,899	87,479

Redeemable preferred stock dividends	(517)	(258)	(252)	—

Net income available for common shares	$72,545	$60,390	$19,647	$87,479

Basic earnings per common share	$7.62	$6.34	$2.06	$9.17

Diluted earnings per common share	$7.59	$6.32	$2.06	$9.15

Basic average shares outstanding	9,526	9,527	9,532	9,536

Diluted average shares outstanding	9,553	9,555	9,556	9,563

2003 Quarterly comprehensive income	$61,417	$79,992	$24,158	$106,596

The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Income due to rounding.

(1) Results for the third quarter of 2003 include $74.6 million in pre-tax Kaplan stock compensation expense at the education division.

Quarterly impact from certain unusual items (after-tax and diluted EPS amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Early retirement program charges ($1.3 million and $19.5 million in the second and fourth quarters, respectively)		$(0.14)		$(2.04)

Gain on sale of IHT ($32.3 million)	$3.38

Gain on sale of land ($25.5 million)				$2.66

Kaplan stock compensation expense for 10 percent premium on Kaplan stock option offer ($6.4 million)				$(0.67)

Establishment of Kaplan Educational Foundation ($3.9 million)				$(0.41)

	First	Second	Third	Fourth
(in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter

2002 Quarterly Operating Results
Operating revenues

Advertising	$273,564	$316,102	$292,523	$344,645

Circulation and subscriber	161,298	168,614	171,535	173,689

Education	146,929	149,695	160,454	164,047

Other	18,531	13,292	15,781	13,504

	600,322	647,703	640,293	695,885

Operating costs and expenses

Operating	333,239	335,443	342,411	358,862

Selling, general and administrative	176,866	160,387	162,642	164,200

Depreciation of property, plant and equipment	41,173	41,286	45,808	43,641

Amortization of goodwill and other intangibles	152	159	172	172

	551,430	537,275	551,033	566,875

Income from operations	48,892	110,428	89,260	129,010

Equity in losses of affiliates	(6,506)	(9,183)	(1,254)	(2,366)

Interest income	133	59	69	71

Interest expense	(8,867)	(8,797)	(8,717)	(7,438)

Other income (expense), net	6,454	(5,963)	1,115	27,268

Income before income taxes and cumulative effect of change in accounting principle	40,106	86,544	80,473	146,545

Provision for income taxes	16,400	35,400	32,700	52,800

Income before cumulative effect of change in accounting principle	23,706	51,144	47,773	93,745

Cumulative effect of change in method of accounting for goodwill and other intangible assets,net of taxes(1)	(12,100)	—	—	—

Net income	11,606	51,144	47,773	93,745

Redeemable preferred stock dividends	(525)	(259)	(249)	—

Net income available for common shares	$11,081	$50,885	$47,524	$93,745

Basic earnings per common share:

Before cumulative effect of change in accounting principle	$2.44	$5.35	$5.00	$9.86

Cumulative effect of change in accounting principle	(1.27)	—	—	—

Net income available for common shares	$1.17	$5.35	$5.00	$9.86

Diluted earnings per common share:

Before cumulative effect of change in accounting principle	$2.43	$5.34	$4.99	$9.83

Cumulative effect of change in accounting principle	(1.27)	—	—	—

Net income available for common shares	$1.16	$5.34	$4.99	$9.83

Basic average shares outstanding	9,498	9,503	9,506	9,509

Diluted average shares outstanding	9,512	9,521	9,523	9,537

2002 Quarterly comprehensive income	$3,380	$47,493	$58,333	$90,861

The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Income due to rounding.

(1) Cumulative effect charge presented in the first quarter in accordance with SFAS 142.

Quarterly impact from certain unusual items (after-tax and diluted EPS amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Early retirement program charges ($6.1 million, $1.6 million and $3.6 million in the first, second and third quarters, respectively)	$(0.64)	$(0.17)	$(0.38)

Net investment gain/(loss) ($3.8 million, ($3.3 million), ($0.9 million) and ($1.9 million) in the first, second, third and fourth quarters, respectively)	$0.40	$(0.34)	$(0.09)	$(0.20)

Gain on exchange of cable systems ($16.7 million)				$1.75

SCHEDULE II

THE WASHINGTON POST COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E

		Additions –
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

Year Ended December 30, 2001

Allowance for doubtful accounts and returns	$58,003,000	$98,655,000	$88,689,000	$67,969,000

Allowance for advertising rate adjustments and discounts	7,195,000	4,163,000	6,079,000	5,279,000

	$65,198,000	$102,818,000	$94,768,000	$73,248,000

Year Ended December 29, 2002

Allowance for doubtful accounts and returns	$67,969,000	$91,091,000	$98,820,000	$60,240,000

Allowance for advertising rate adjustments and discounts	5,279,000	4,938,000	5,061,000	5,156,000

	$73,248,000	$96,029,000	$103,881,000	$65,396,000

Year Ended December 28, 2003

Allowance for doubtful accounts and returns	$60,240,000	$93,565,000	$91,951,000	$61,854,000

Allowance for advertising rate adjustments and discounts	5,156,000	6,371,000	6,857,000	4,670,000

	$65,396,000	$99,936,000	$98,808,000	$66,524,000

TEN-YEAR SUMMARY OF SELECTED HISTORICAL FINANCIAL DATA

See Notes to Consolidated Financial Statements for the summary of significant accounting policies and additional information relative to the years 2001–2003. Operating results prior to 2002 include amortization of goodwill and certain other intangible assets that are no longer amortized under SFAS 142.

(in thousands, except per share amounts)	2003	2002	2001

Results of Operations

Operating revenues	$2,838,911	$2,584,203	$2,411,024

Income from operations	$363,820	$377,590	$219,932

Income before cumulative effect of change in accounting principle	$241,088	$216,368	$229,639

Cumulative effect of change in method of accounting for goodwill and other intangibles	—	(12,100)	—

Net income	$241,088	$204,268	$229,639

Per Share Amounts
Basic earnings per common share

Before cumulative effect of change in accounting principle	$25.19	$22.65	$24.10

Cumulative effect of change in accounting principle	—	(1.27)	—

Net income available for common shares	$25.19	$21.38	$24.10

Basic average shares outstanding	9,530	9,504	9,486
Diluted earnings per share

Before cumulative effect of change in accounting principle	$25.12	$22.61	$24.06

Cumulative effect of change in accounting principle	—	(1.27)	—

Net income available for common shares	$25.12	$21.34	$24.06

Diluted average shares outstanding	9,555	9,523	9,500

Cash dividends	$5.80	$5.60	$5.60

Common shareholders’ equity	$217.46	$193.18	$177.30

Financial Position

Current assets	$495,836	$382,955	$396,857

Working capital (deficit)	(216,037)	(353,157)	(37,233)

Property, plant and equipment	1,051,373	1,094,400	1,098,211

Total assets	3,901,558	3,583,894	3,559,098

Long-term debt	422,471	405,547	883,078

Common shareholders’ equity	2,074,941	1,837,293	1,683,485

Impact from certain unusual items (after-tax and diluted EPS amounts):

2003

•	gain of $32.3 million ($3.38 per share) on the sale of the Company’s 50 percent interest in the International Herald Tribune
•	gain of $25.5 million ($2.66 per share) on sale of land at The Washington Post newspaper
•	charge of $20.8 million ($2.18 per share) for early retirement programs at The Washington Post newspaper
•	Kaplan stock compensation expense of $6.4 million ($0.67 per share) for the 10 percent premium associated with the purchase of outstanding Kaplan stock options
•	charge of $3.9 million ($0.41 per share) in connection with the establishment of the Kaplan Educational Foundation

2002

•	gain of $16.7 million ($1.75 per share) on the exchange of certain cable systems
•	charge of $11.3 million ($1.18 per share) for early retirement programs at Newsweek and The Washington Post newspaper

2001

•	gain of $196.5 million ($20.69 per share) on the exchange of certain cable systems
•	non-cash goodwill and other intangibles impairment charge of $19.9 million ($2.10 per share) recorded in conjunction with the Company’s BrassRing investment
•	charges of $18.3 million ($1.93 per share) from the write-down of a non-operating parcel of land and certain cost-method investments to their estimated fair value

	2000	1999	1998	1997	1996	1995	1994

Results of Operations
Operating revenues	$2,409,633	$2,212,177	$2,107,593	$1,952,986	$1,851,058	$1,716,971	$1,611,629
Income from operations	$339,882	$388,453	$378,897	$381,351	$337,169	$271,018	$274,875
Income before cumulative effect of change in accounting principle	$136,470	$225,785	$417,259	$281,574	$220,817	$190,096	$169,672
Cumulative effect of change in method of accounting for goodwill and other intangibles	—	—	—	—	—	—	—

Net income	$136,470	$225,785	$417,259	$281,574	$220,817	$190,096	$169,672

Per Share Amounts
Basic earnings per common share
Before cumulative effect of change in accounting principle	$14.34	$22.35	$41.27	$26.23	$20.08	$17.16	$14.66
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—

Net income available for common shares	$14.34	$22.35	$41.27	$26.23	$20.08	$17.16	$14.66

Basic average shares outstanding	9,445	10,061	10,087	10,700	10,964	11,075	11,577
Diluted earnings per share
Before cumulative effect of change in accounting principle	$14.32	$22.30	$41.10	$26.15	$20.05	$17.15	$14.65
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—

Net income available for common shares	$14.32	$22.30	$41.10	$26.15	$20.05	$17.15	$14.65

Diluted average shares outstanding	9,460	10,082	10,129	10,733	10,980	11,086	11,582
Cash dividends	$5.40	$5.20	$5.00	$4.80	$4.60	$4.40	$4.20
Common shareholders’ equity	$156.55	$144.90	$157.34	$117.36	$121.24	$107.60	$99.32

Financial Position
Current assets	$405,067	$476,159	$404,878	$308,492	$382,631	$406,570	$375,879
Working capital (deficit)	(3,730)	(346,389)	15,799	(300,264)	100,995	98,393	102,806
Property, plant and equipment	927,061	854,906	841,062	653,750	511,363	457,359	411,396
Total assets	3,200,743	2,986,944	2,729,661	2,077,317	1,870,411	1,732,893	1,696,868
Long-term debt	873,267	397,620	395,000	—	—	—	50,297
Common shareholders’ equity	1,481,007	1,367,790	1,588,103	1,184,074	1,322,803	1,184,204	1,126,933

2000

•	charge of $16.5 million ($1.74 per share) for an early retirement program at The Washington Post newspaper

1999

•	gains of $18.6 million ($1.81 per share) on the sales of marketable equity securities

1998

•	gain of $168.0 million ($16.59 per share) on the disposition of the Company’s 28 percent interest in Cowles Media Company
•	gain of $13.8 million ($1.36 per share) from the sale of 14 small cable systems
•	gain of $12.6 million ($1.24 per share) on the disposition of the Company’s investment in Junglee, a facilitator of internet commerce

1997

•	gain of $28.4 million ($2.65 per share) from the sale of the Company’s investments in Bear Island Paper Company LP and Bear Island Timberlands Company LP
•	gain of $16.0 million ($1.50 per share) from the sale of the PASS regional cable sports network

1995

•	gain of $8.4 million ($0.75 per share) from the sale of the Company’s investment in American PCS, LP
•	charge of $5.6 million ($0.51 per share) for the write-off of the Company’s interest in Mammoth Micro Productions

1994

•	gain of $8.1 million ($0.70 per share) on the sale of land at one of the Company’s newsprint affiliates

(This page intentionally left blank)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company dated November 13, 2003.

3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.3	By-Laws of the Company as amended and restated through September 22, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.1	Form of the Company’s 5.50% Notes due February 15, 2009, issued under the Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.2	Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.3	First Supplemental Indenture dated as of September 22, 2003, among WP Company LLC, the Company and Bank One, NA, as successor to the First National Bank of Chicago, as Trustee, to the Indenture dated as of February 17, 1999, between The Washington Post Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.4	364-Day Credit Agreement dated as of August 13, 2003, among the Company, Citibank, N.A., Wachovia Bank, N.A., SunTrust Bank, Bank One, N.A., JPMorgan Chase Bank, The Bank of New York and Riggs Bank N.A.(incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.5	5-Year Credit Agreement dated as of August 14, 2002, among the Company, Citibank, N.A., Wachovia Bank, N.A., SunTrust Bank, Bank One, N.A., JPMorgan Chase Bank, The Bank of New York and Riggs Bank N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002).

4.6	Consent and Amendment No. 1 dated as of August 13, 2003, to the 5-Year Credit Agreement dated as of August 14, 2002, among the Company, Citibank, N.A. and the other lenders that are parties to such Credit Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 22, 2003).

10.1	The Washington Post Company Annual Incentive Compensation Plan as amended and restated effective June 30, 1995 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).*

10.2	The Washington Post Company Long-Term Incentive Compensation Plan as amended and restated effective March 9, 2000 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2000).*

10.3	The Washington Post Company Stock Option Plan as amended and restated effective May 31, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003).*

10.4	The Washington Post Company Supplemental Executive Retirement Plan as amended and restated through March 14, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001).*

10.5	The Washington Post Company Deferred Compensation Plan as amended and restated effective March 9, 2000 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2000).*

11	Calculation of earnings per share of common stock.

21	List of subsidiaries of the Company.

23	Consent of independent accountants.

24	Power of attorney dated March 4, 2004.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

* A management contract or compensatory plan or arrangement required to be included as an exhibit hereto pursuant to Item 15(c) of
Form 10-K.