Form 10-Q
period 2004-03-28
WASHINGTON POST CO
filed 2004-05-03
CIK 104889

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 28, 2004

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

Shares outstanding at April 27, 2004:

Class A Common Stock	1,722,250 Shares
Class B Common Stock	7,839,172 Shares

THE WASHINGTON POST COMPANY

2.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Washington Post Company

Condensed Consolidated Statements of Income (Unaudited)

	Thirteen Weeks Ended
(In thousands, except per share amounts)	March 28, 2004	March 30, 2003
Operating revenues
Advertising	$302,167	$279,796
Circulation and subscriber	180,259	172,036
Education	258,271	177,778
Other	18,272	10,830

	758,969	640,440

Operating costs and expenses
Operating	409,681	348,634
Selling, general and administrative	198,132	169,170
Depreciation of property, plant and equipment	43,859	43,395
Amortization of intangible assets	2,380	149

	654,052	561,348

Income from operations	104,917	79,092

Other income (expense)
Equity in losses of affiliates	(1,716)	(2,642)
Interest income	344	114
Interest expense	(6,861)	(7,237)
Other, net	742	48,135

Income before income taxes	97,426	117,462
Provision for income taxes	38,000	44,400

Net Income	59,426	73,062
Redeemable preferred stock dividends	(502)	(517)

Net income available for common shares	$58,924	$72,545

Basic earnings per common share	$6.17	$7.62

Diluted earnings per share	$6.15	$7.59

Dividends declared per common share	$3.50	$2.90

Basic average number of common shares outstanding	9,550	9,526

Diluted average number of common shares outstanding	9,582	9,553

3.

The Washington Post Company

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Thirteen Weeks Ended
(In thousands)	March 28, 2004	March 30, 2003
Net income	$59,426	$73,062

Other comprehensive income (loss)
Foreign currency translation adjustment	(395)	3,105
Less: reclassification adjustment on sale of affiliate investment	—	(1,633)
Change in unrealized gain on available-for-sale securities	25,910	(21,718)
Less: reclassification adjustment for realized losses included in net income	—	214

	25,515	(20,032)

Income tax (expense) benefit related to other comprehensive income	(10,135)	8,387

	15,380	(11,645)

Comprehensive income	$74,806	$61,417

4.

The Washington Post Company

Condensed Consolidated Balance Sheets

(In thousands)	March 28, 2004	December 28, 2003
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$63,867	$87,437
Investments in marketable equity securities	2,276	2,623
Accounts receivable, net	319,290	328,816
Inventories	30,064	27,709
Income taxes receivable	—	5,318
Other current assets	44,701	43,933

	460,198	495,836
Property, plant and equipment
Buildings	289,161	288,961
Machinery, equipment and fixtures	1,664,743	1,656,111
Leasehold improvements	108,731	102,753

	2,062,635	2,047,825
Less accumulated depreciation	(1,127,879)	(1,084,790)

	934,756	963,035
Land	32,290	32,234
Construction in progress	85,632	56,104

	1,052,678	1,051,373
Investments in marketable equity securities	271,654	245,335
Investments in affiliates	58,938	61,312
Goodwill, net	1,011,879	965,694
Indefinite-lived intangible assets, net	487,356	486,656
Amortized intangible assets, net	4,900	5,226
Prepaid pension cost	524,842	514,801
Deferred charges and other assets	79,380	75,325

	$3,951,825	$3,901,558

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$328,982	$339,239
Deferred revenue	198,617	164,014
Dividends declared	16,750	—
Federal and state income taxes payable	22,561	—
Short-term borrowings	133,963	208,620

	700,873	711,873
Postretirement benefits other than pensions	142,477	140,740
Other liabilities	223,353	235,169
Deferred income taxes	318,938	303,824
Long-term debt	427,907	422,471

	1,813,548	1,814,077
Redeemable preferred stock	12,540	12,540

Preferred stock	—	—

Common shareholders’ equity
Common stock	20,000	20,000
Capital in excess of par value	174,093	166,951
Retained earnings	3,390,127	3,364,407
Accumulated other comprehensive income
Cumulative foreign currency translation adjustment	3,877	4,272
Unrealized gain on available-for-sale securities	52,980	37,205
Cost of Class B common stock held in treasury	(1,515,340)	(1,517,894)

	2,125,737	2,074,941

	$3,951,825	$3,901,558

5.

The Washington Post Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Thirteen Weeks Ended
(In thousands)	March 28, 2004	March 30, 2003
Cash flows from operating activities:
Net income	$59,426	$73,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	43,859	43,395
Amortization of intangible assets	2,380	149
Net pension credit	(10,044)	(13,425)
Gain from sale of affiliate	—	(49,762)
Cost method and other investment write-downs	677	1,112
Equity in losses of affiliates, net of distributions	1,716	2,642
Provision for deferred income taxes	4,895	3,827
Change in assets and liabilities:
Decrease in accounts receivable, net	16,985	16,991
Increase in inventories	(2,355)	(2,342)
Decrease in accounts payable and accrued liabilities	(11,970)	(28,588)
Increase in deferred revenue	25,875	11,880
Increase in income taxes payable	27,868	27,916
(Increase) decrease in other assets and other liabilities, net	(11,993)	3,356
Other	(1,924)	(37)

Net cash provided by operating activities	145,395	90,176

Cash flows from investing activities:
Purchases of property, plant and equipment	(40,617)	(28,086)
Investments in certain businesses	(41,386)	(57,537)
Proceeds from the sale of affiliate	—	65,000
Investment in affiliates	—	(5,977)
Other	79	378

Net cash used in investing activities	(81,924)	(26,222)

Cash flows from financing activities:
Net repayment of commercial paper	(71,092)	(41,882)
Principal payments on debt	(7,398)	(953)
Dividends paid	(16,951)	(13,959)
Proceeds from exercise of stock options	8,045	380

Net cash used in financing activities	(87,396)	(56,414)

Effect of currency exchange rate change	355	—

Net (decrease) increase in cash and cash equivalents	(23,570)	7,540
Beginning cash and cash equivalents	87,437	28,771

Ending cash and cash equivalents	$63,867	$36,311

6.

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

Note 1: Acquisitions and Dispositions.

In the first quarter of 2004, Kaplan acquired three businesses in their higher education and test preparation divisions, totaling $49.8 million, financed through cash and debt, with $8.4 million remaining to be paid. Most of the purchase price has been allocated to goodwill on a preliminary basis.

In March 2003, Kaplan completed its acquisition of the stock of Financial Training Company (FTC), for £55.3 million ($87.4 million). Headquartered in London, FTC provides test preparation services for accountants and financial services professionals, with training centers in the United Kingdom and Asia.

On January 1, 2003, the Company sold its 50 percent interest in the International Herald Tribune for $65 million and the Company recorded an after-tax non-operating gain of $32.3 million in the first quarter of 2003.

Note 2: Investments.

Investments in marketable equity securities at March 28, 2004 and December 28, 2003 consist of the following (in thousands):

	March 28, 2004	December 28, 2003
Total cost	$186,938	$186,954
Gross unrealized gains	86,992	61,004

Total fair value	$273,930	$247,958

There were no sales of marketable equity securities in the first quarter of 2004 or 2003.

At March 28, 2004 and December 28, 2003, the carrying value of the Company’s cost method investments was $9.1 million and $9.6 million, respectively. The Company recorded charges of $0.7 million and $1.1 million during the first quarter of 2004 and 2003, respectively, to write-down certain of its investments to estimated fair value.

7.

Note 3: Borrowings.

Long-term debt consists of the following (in millions):

	March 28, 2004	December 28, 2003
Commercial paper borrowings	$117.2	$188.3
5.5 percent unsecured notes due February 15, 2009	398.7	398.7
4.0 percent notes due 2004-2006 (£13.2 million and £16.7 million at March 28, 2004 and December 28, 2003, respectively)	24.2	29.7
Other indebtedness	21.8	14.4

Total	561.9	631.1
Less current portion	(134.0)	(208.6)

Total long-term debt	$427.9	$422.5

The Company’s commercial paper borrowings at March 28, 2004 were at an average interest rate of 1.0% and mature through April 2004; the Company’s commercial paper borrowings at December 28, 2003 were at an average interest rate of 1.1% and matured through February 2004. During 2003, the notes of £16.7 million were issued to current FTC employees who were former FTC shareholders in connection with the acquisition. The noteholders, at their discretion, had the option of electing to receive 25% of their outstanding balance in January 2004. As a result, payments of $6.2 million were made in January 2004. In August 2004, 50% of the original outstanding balance (less the amount paid in January 2004) is due for payment. The remaining balance outstanding is due for repayment in August 2006. The Company’s other indebtedness at March 28, 2004 and December 28, 2003 is at interest rates of 6% to 7% and matures from 2004 to 2009.

In 2003, the Company replaced its $350 million 364-day revolving credit facility with a new $250 million revolving credit facility, which expires in August 2004.

During the first quarter of 2004 and 2003, the Company had average borrowings outstanding of approximately $550.8 million and $601.6 million, respectively, at average annual interest rates of approximately 4.5% and 4.2%, respectively. During the first quarter of 2004 and 2003, the Company incurred net interest expense on borrowings of $6.5 million and $7.1 million, respectively.

Note 4: Business Segments.

The following table summarizes financial information related to each of the Company’s business segments. The 2004 and 2003 asset information is as of March 28, 2004 and December 28, 2003, respectively.

8.

First Quarter Period

(in thousands)

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
2004
Operating revenues	$218,825	$76,317	$84,542	$121,014	$258,271	$—	$758,969
Income (loss) from operations	$31,989	$31,275	$6,821	$22,642	$20,637	$(8,447)	$104,917
Equity in losses of affiliates							(1,716)
Interest expense, net							(6,517)
Other, net							742

Income before income taxes							$97,426

Depreciation expense	$9,663	$2,743	$860	$24,254	$6,339	$—	$43,859
Amortization expense	$4	$—	$—	$38	$2,338	$—	$2,380
Net pension credit (expense)	$759	$814	$9,084	$(250)	$(363)	$—	$10,044

Identifiable assets	$676,398	$400,138	$525,351	$1,117,744	$890,770	$8,556	$3,618,957

Investments in marketable equity securities							273,930
Investments in affiliates							58,938

Total assets							$3,951,825

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
2003
Operating revenues	$204,040	$70,752	$77,502	$110,368	$177,778	$—	$640,440
Income (loss) from operations	$21,358	$26,347	$837	$20,762	$15,927	$(6,139)	$79,092
Equity in losses of affiliates							(2,642)
Interest expense, net							(7,123)
Other, net							48,135

Income before income taxes							$117,462

Depreciation expense	$11,297	$2,746	$952	$22,713	$5,687	$—	$43,395
Amortization expense	$4	$—	$—	$38	$107	$—	$149
Net pension credit (expense)	$3,957	$1,065	$8,998	$(243)	$(352)	$—	$13,425
Identifiable assets	$673,631	$410,580	$533,305	$1,119,826	$845,983	$8,963	$3,592,288
Investments in marketable equity securities							247,958
Investments in affiliates							61,312

Total assets							$3,901,558

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

Cable television operations consist of cable systems offering basic cable, digital cable, pay television, cable modem and other services to subscribers in midwestern, western, and southern states. The principal source of revenue is monthly subscription fees charged for services.

Education products and services are provided through the Company’s wholly-owned subsidiary Kaplan, Inc. Kaplan’s businesses include supplemental education services, which is made up of Kaplan Test Prep and Admissions, providing test preparation services for college and graduate school entrance exams; Kaplan Professional, providing education and career services to business people and other professionals; and Score!, offering multi-media learning and private tutoring to children and educational resources to parents. Kaplan’s businesses also include higher education services, which includes all of Kaplan’s post-secondary education businesses, including the fixed facility colleges that were formerly part of Quest Education, which offer Bachelor’s degrees, Associate’s degrees and diploma programs primarily in the fields of healthcare, business and information technology; and online post-secondary and career programs (various distance-learning businesses, including kaplancollege.com).

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

10.

The Company’s goodwill and other intangible assets as of March 28, 2004 and December 28, 2003 were as follows (in thousands):

	Gross	Accumulated Amortization	Net
2004
Goodwill	$1,310,281	$298,402	$1,011,879
Indefinite-lived intangible assets	651,162	163,806	487,356
Amortized intangible assets	10,088	5,188	4,900

	$1,971,531	$467,396	$1,504,135

2003
Goodwill	$1,264,096	$298,402	$965,694
Indefinite-lived intangible assets	650,462	163,806	486,656
Amortized intangible assets	8,034	2,808	5,226

	$1,922,592	$465,016	$1,457,576

Activity related to the Company’s goodwill and other intangible assets during the three months ended March 28, 2004 was as follows (in thousands):

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Goodwill, net
Beginning of year	$71,277	$203,165	$69,556	$85,666	$536,030	$965,694
Acquisitions	—	—	—	—	43,886	43,886
Foreign currency exchange rate changes	—	—	—	—	2,299	2,299

Balance at March 28, 2004	$71,277	$203,165	$69,556	$85,666	$582,215	$1,011,879

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Indefinite-Lived Intangible Assets, net
Beginning of year	—	—	—	$484,556	$2,100	$486,656
Acquisitions	—	—	—	700	—	700

Balance at March 28, 2004	—	—	—	$485,256	$2,100	$487,356

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Amortized intangible assets, net
Beginning of year	$30	—	—	$1,081	$4,115	$5,226
Acquisitions	—	—	—		2,054	2,054
Amortization	(4)	—	—	(38)	(2,338)	(2,380)

Balance at March 28, 2004	$26	—	—	$1,043	$3,831	$4,900

Activity related to the Company’s goodwill during the quarter ended March 30, 2003 was as follows (in thousands):

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Goodwill, net
Beginning of year	$72,738	$203,165	$69,556	$85,666	$339,736	$770,861
Acquisitions	—	—	—	—	86,874	86,874
Disposition	(1,461)	—	—	—	—	(1,461)

Balance at March 30, 2003	$71,277	$203,165	$69,556	$85,666	$426,610	$856,274

11.

The Company’s amortized intangible assets decreased in the first quarter of 2003 as a result of $149,000 of amortization expense. There was no activity related to the Company’s indefinite-lived intangible assets during the first quarter of 2003.

Note 6: Change in Accounting Method – Stock Options

Effective the first day of the Company’s 2002 fiscal year, the Company adopted the fair-value-based method of accounting for Company stock options as outlined in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). This change in accounting method was applied prospectively to all awards granted from the beginning of the Company’s fiscal year 2002 and thereafter. Stock options awarded prior to fiscal 2002 are accounted for under the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table presents what the Company’s results would have been had the fair values of options granted after 1995, but prior to 2002, been recognized as compensation expense in the first quarter of 2004 and 2003 (in thousands except per share amounts).

	2004	2003
Company stock option compensation expense included in net income (pre-tax)	$202	$142

Net income available for common shares, as reported	$58,924	$72,545
Company stock option compensation expense not included in net income (after-tax)	715	790

Pro forma net income available for common shares	$58,209	$71,755

Basic earnings per share, as reported	$6.17	$7.62

Pro forma basic earnings per share	$6.10	$7.53

Diluted earnings per share, as reported	$6.15	$7.59

Pro forma diluted earnings per share	$6.07	$7.51

Note 7: Antidilutive Securities

There were no antidilutive stock options outstanding during the first quarter of 2004. The first quarter 2003 diluted earnings per share amounts exclude the effects of 11,500 stock options outstanding as their inclusion would be antidilutive.

Note 8: Kaplan Stock Option Plan

The Company maintains a stock option plan at its Kaplan subsidiary that provides for the issuance of Kaplan stock options to certain members of Kaplan’s management. The fair value of Kaplan’s common stock is determined by the Company’s compensation committee of the Board of Directors. In September 2003, the committee set the fair value price of Kaplan common stock at $1,625 per share, which is determined after deducting intercompany debt from Kaplan’s enterprise value. Also in September 2003, the Company announced an offer totaling $138 million for approximately 55% of the stock options outstanding at Kaplan. The Company’s offer included a 10% premium over the current valuation price of Kaplan common stock of $1,625 per share; by the end of October 2003, 100% of the eligible stock options were tendered. The Company paid out $118.7 million in the fourth quarter of 2003 and the remainder of the payouts, related to 14,463 tendered stock options, will be made at the time of their scheduled vesting from 2004 to 2007 if the option holder is still employed at Kaplan. Additionally, stock compensation expense will be recorded on these remaining exercised options over the remaining vesting periods of 2004 to 2007. A small number of key Kaplan executives continue to hold the remaining 68,000 outstanding Kaplan stock options, with roughly half of these options expiring in 2007 and half expiring in 2011. The remaining 68,000 of outstanding Kaplan stock options represent 4.8% of Kaplan’s common stock at March 31, 2004. The Company does not expect to issue additional Kaplan stock options in the future.

For the first quarter of 2004 and 2003, the Company recorded expense of $9.8 million, and $10.0 million, respectively, related to this plan.

12.

Note 9: Pension and Postretirement Plans

The total (income) cost arising from the Company’s defined benefit pension and postretirement plans for the quarters ended March 28, 2004 and March 30, 2003, consists of the following components (in thousands):

	Pension Plans		Postretirement Plans
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Service cost	$5,650	$4,861	$1,231	$1,291
Interest cost	9,051	8,205	1,873	1,849
Expected return on assets	(23,765)	(23,404)	—	—
Amortization of transition asset	(252)	(533)	—	—
Amortization of prior service cost	1,181	1,016	(146)	(90)
Recognized actuarial gain	(1,909)	(3,570)	(413)	(419)

Total (benefit) cost for the quarter	$(10,044)	$(13,425)	$2,545	$2,631

The expected rate of return on plan assets is 7.5% in 2004.

In December of 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act) was enacted. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that meets certain criteria. The Company’s other postretirement plans covering retirees currently provide certain prescription benefits to eligible participants. In accordance with FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003,” the effects of the Act on the Company’s medical plans have not been included in the measurement of the Company’s accumulated postretirement benefit obligation or net periodic postretirement benefit cost for 2003 and 2004.

Note 10 – Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (the FASB) released Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires primary beneficiaries of Variable Interest Entities (VIEs) to consolidate those entities. In December 2003, the FASB published a revision of FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46 and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that did not have interests in structures that are commonly referred to as SPEs are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. Based on the provisions of FIN 46 and FIN 46R, the Company does not have any unconsolidated interests that are now required to be consolidated, and therefore, FIN 46 and FIN 46R did not have any impact on the Company in 2003 or 2004.

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

Results of Operations

Net income for the first quarter of 2004 was $59.4 million ($6.15 per share), down from net income of $73.1 million ($7.59 per share) in the first quarter of last year.

Results for the first quarter of 2003 included an after-tax non-operating gain from the sale of the Company’s 50% interest in the International Herald Tribune (after-tax impact of $32.3 million, or $3.38 per share).

Revenue for the first quarter of 2004 was $759.0 million, up 19% from $640.4 million in 2003. The increase is the result of strong revenue growth at all of the Company’s divisions, particularly the education division. Also, advertising revenues suffered in the first quarter of 2003 due to the war in Iraq.

Operating income for the quarter increased 33% to $104.9 million, from $79.1 million in 2003. The Company benefited from improved results at each of its operating divisions, offset by a reduced net pension credit.

The Company’s operating income for the first quarter of 2004 includes $10.0 million of net pension credits, compared to $13.4 million in the first quarter of 2003. At December 28, 2003, the Company reduced its assumption on the discount rate from 6.75% to 6.25%. Overall, the pension credit for 2004 is expected to be down by approximately $14 million compared to 2003, excluding charges related to early retirement programs.

Newspaper Publishing Division. Newspaper publishing division revenue totaled $218.8 million for the first quarter of 2004, a 7% increase from revenue of $204.0 million for the first quarter of 2003. Division operating income was up 50% to $32.0 million, from $21.4 million in 2003. The increase in division operating income is primarily attributable to higher print and online advertising revenue and payroll savings from early retirement programs implemented at The Post in 2003, offset by a reduced pension credit and a 6% increase in newsprint expense at The Post.

Print advertising revenue at The Washington Post newspaper increased 7% to $142.1 million, from $132.5 million in 2003. This growth was driven by advertising revenue increases in most categories, particularly in preprint, general and classified recruitment. Classified recruitment advertising revenue was up 19% to $19.6 million, a $3.2 million increase compared to the first quarter of 2003. The first quarter of 2003 reflected the negative impact on advertising demand from the war in Iraq.

For the first quarter of 2004, Post daily and Sunday circulation declined 3.2% and 2.6%, respectively, compared to the first quarter of 2003. For the three months ended March 28, 2004, average daily circulation at The Post totaled 732,700 and average Sunday circulation totaled 1,024,700.

Revenue generated by the Company’s online publishing activities, primarily washingtonpost.com, increased 42% to $13.4 million for the first quarter of 2004, versus $9.5 million for 2003. Local and national online advertising revenues grew 63%, while revenue at the Jobs section of washingtonpost.com increased 54%.

Television Broadcasting Division. Revenue for the broadcast division rose 8% in the first quarter of 2004 to $76.3 million, from $70.8 million in 2003, due to increased

14.

political advertising in the first quarter of 2004, and several days of commercial-free coverage in the first quarter of 2003 in connection with the war in Iraq. Operating income for the first quarter of 2004 increased 19% to $31.3 million, from $26.3 million in 2003, as a result of higher advertising revenues and tight cost controls.

Magazine Publishing Division. Revenue for the magazine publishing division totaled $84.5 million for the first quarter of 2004, a 9% increase from $77.5 million for the first quarter of 2003. A large portion of the increase was from higher revenue at PostNewsweek Tech Media, whose primary trade show took place in the first quarter of 2004, versus the second quarter in 2003. Also, advertising revenue at Newsweek rose 10% as a result of increased ad pages at both the domestic and international editions in 2004, and reduced advertising demand late in the first quarter of 2003 due to the Iraq war.

Magazine division operating income totaled $6.8 million, compared to $0.8 million for the first quarter of 2003. The improvement in operating results is attributable to an increase in operating income at PostNewsweek Tech Media due to the timing of its primary trade show and increased advertising revenue and continued cost controls at Newsweek.

Cable Television Division. Cable division revenue of $121.0 million for the first quarter of 2004 represents a 10% increase over 2003 first quarter revenue of $110.4 million. The 2004 revenue increase is due to continued growth in the division’s cable modem and digital service revenues, and a $2 monthly rate increase for basic cable service effective March 1, 2004 at most of the cable division’s systems.

Cable division operating income increased 9% to $22.6 million in the first quarter of 2004, versus $20.8 million in the first quarter of 2003. The increase in operating income is due mostly to the division’s revenue growth, offset by higher depreciation and programming expenses and increases in internet and marketing costs.

The increase in depreciation expense is due to significant capital spending in recent years that has enabled the cable division to offer digital and broadband cable services to its subscribers. At March 31, 2004, the cable division had approximately 229,600 digital cable subscribers (compared to 205,300 at the end of March 2003), representing a 32% penetration of the subscriber base. At March 31, 2004, the cable division had 147,300 CableONE.net service subscribers, compared to 95,800 at the end of March 2003. Both digital and cable modem services are now offered in virtually all of the cable division’s markets.

At March 31, 2004, the cable division had 724,700 basic subscribers, compared to 719,300 at the end of March 2003 and 720,800 at the end of December 2003. The increase is due to continued marketing initiatives to retain and grow the subscriber base.

At March 31, 2004, Revenue Generating Units (RGUs), as defined by the NCTA Standard Reporting Categories, totaled 1,101,700, compared to 1,020,500 as of March 31, 2003. The increase is due to an increase in the number of digital cable and high speed data customers.

Below are details of Cable division capital expenditures for the first quarter of 2004 and 2003, as defined by the NCTA Standard Reporting Categories (in millions):

	2004	2003

Customer Premise Equipment	$10.5	$2.6
Commercial	—	0.1
Scaleable Infrastructure	2.9	1.2
Line Extensions	3.8	3.1
Upgrade/Rebuild	3.8	8.1
Support Capital	4.1	1.8

Total	$25.1	$16.9

15.

Education Division. Education division revenue totaled $258.3 million for the first quarter of 2004, a 45% increase over revenue of $177.8 million for the first quarter of 2003. Kaplan reported operating income for the 2004 first quarter of $20.6 million, an increase of 30% from $15.9 million in the first quarter of 2003. Approximately 53% of the increase in Kaplan revenue is from acquired businesses, primarily in the higher education division and the professional training schools that are part of supplemental education. Excluding revenue from acquired businesses, education division revenue increased 21% for the first quarter of 2004. A summary of first quarter operating results is as follows:

(in thousands)	First Quarter
	2004	2003	% Change
Revenue
Supplemental education	$135,600	$98,182	38
Higher education	122,671	79,596	54

	$258,271	$177,778	45

Operating income (loss)
Supplemental education	$20,592	$18,552	11
Higher education	20,172	14,922	35
Kaplan corporate overhead	(7,977)	(7,440)	(7)
Other*	(12,150)	(10,107)	(20)

	$20,637	$15,927	30

*	Other includes charges accrued for stock-based incentive compensation and amortization of certain intangibles.

Supplemental education includes Kaplan’s test preparation, professional training, and Score! businesses. On March 31, 2003, Kaplan completed its acquisition of the Financial Training Company (FTC). Headquartered in London, FTC provides test preparation services for accountants and financial services professionals, with training centers in the United Kingdom and Asia. A large portion of the increase in supplemental education revenue for the first quarter of 2004 is due to the FTC acquisition; however, FTC’s business is seasonal and typically incurs an operating loss in the first quarter of the year. The improvement in supplemental education results for the first quarter of 2004 is due primarily to increased enrollment at Kaplan’s traditional test preparation business and significant increases from the professional real estate courses, which more than offset the FTC operating loss. Score! also contributed to the improved revenue and operating results due to higher rates and ten new centers compared to last year. Score! experienced a small decrease in enrollments during the first quarter of 2004.

Higher education includes all of Kaplan’s post-secondary education businesses, including fixed-facility colleges as well as online post-secondary and career programs (various distance-learning businesses). Higher education results are showing significant growth due to student enrollment increases and several acquisitions.

Corporate overhead represents unallocated expenses of Kaplan, Inc.’s corporate office.

Other expense is comprised of accrued charges for stock-based incentive compensation arising from a stock option plan established for certain members of Kaplan’s management and amortization of certain intangibles. Under the stock-based incentive plan, the amount of compensation expense varies directly with the estimated fair value of Kaplan’s common stock and the number of options outstanding. For the first quarter of 2004 and 2003, the Company recorded expense of $9.8 million and $10.0 million, respectively, related to this plan. The stock compensation expense for the first quarter of 2003 was based on stock options outstanding before the third quarter 2003 buyout offer for approximately 55% of the stock options outstanding at Kaplan. The stock compensation expense for the first quarter of 2004 was based on the remaining 45% of Kaplan stock options held by a small number of Kaplan executives after the 2003 buyout.

16.

Equity in Losses of Affiliates. The Company’s equity in losses of affiliates for the first quarter of 2004 was $1.7 million, compared to losses of $2.6 million for the first quarter of 2003. The Company’s affiliate investments consist of a 49% interest in BrassRing LLC and a 49% interest in Bowater Mersey Paper Company Limited. The reduction in first quarter 2004 affiliate losses is attributable to improved operating results at both BrassRing and Bowater.

Other Non-Operating Income. The Company recorded other non-operating income, net, of $0.7 million for the first quarter of 2004, compared to $48.1 million for the first quarter of 2003. The 2003 non-operating income is comprised mostly of a $49.8 million pre-tax gain from the sale of the Company’s 50% interest in the International Herald Tribune.

A summary of non-operating income (expense) for the thirteen weeks ended March 28, 2004 and March 30, 2003, follows (in millions):

	2004	2003

Gain on sale of interest in IHT	$—	$49.8
Impairment write-downs on cost method and other investments	(0.7)	(1.1)
Foreign currency gains (losses), net	1.5	(0.5)
Other losses	(0.1)	(0.1)

Total	$0.7	$48.1

Net Interest Expense. The Company incurred net interest expense of $6.5 million for the first quarter of 2004, compared to $7.1 million for the same period of the prior year. The reduction is due to lower average borrowings in the first quarter of 2004 versus the same period of the prior year. At March 28, 2004, the Company had $561.9 million in borrowings outstanding at an average interest rate of 4.5%.

Provision for Income Taxes. The effective tax rate for the first quarter of 2004 was 39.0%, compared to 37.8% for the same period of 2003. The 2003 rate benefited from a lower effective tax rate applicable to the one-time gain arising from the sale of the Company’s interest in the International Herald Tribune. Excluding the effect of the International Herald Tribune gain, the Company’s effective tax rate approximated 39.8% for the first quarter of 2003.

Earnings Per Share. The calculation of diluted earnings per share for the first quarter of 2004 was based on 9,582,000 weighted average shares outstanding, compared to 9,553,000 for the first quarter of 2003. The Company made no repurchases of its stock during the first quarter of 2004.

Financial Condition: Capital Resources and Liquidity

Acquisitions. In the first quarter of 2004, Kaplan acquired three businesses in their higher education and test preparation divisions, totaling $49.8 million, financed through cash and debt, with $8.4 million remaining to be paid. Most of the purchase price has been allocated to goodwill on a preliminary basis.

In March 2003, Kaplan completed its acquisition of the stock of Financial Training Company (FTC), for £55.3 million ($87.4 million). Headquartered in London, FTC provides test preparation services for accountants and financial services professionals, with training centers in the United Kingdom and Asia.

Capital expenditures. During the first quarter of 2004, the Company’s capital expenditures totaled $40.6 million. The Company estimates that its capital expenditures will be in the range of $200 million to $225 million in 2004.

17.

Liquidity. Throughout the first three months of 2004, the Company’s borrowings, net of repayments, decreased by $69.2 million, with the decrease primarily due to cash flows from operations, offset in part by borrowings for acquisitions.

At March 28, 2004, the Company had $561.9 million in total debt outstanding, which was comprised of $117.2 million of commercial paper borrowings, $398.7 million of 5.5 percent unsecured notes due February 15, 2009, and $46.0 million in other debt.

During the first quarter of 2004 and 2003, the Company had average borrowings outstanding of approximately $550.8 million and $601.6 million, respectively, at average annual interest rates of approximately 4.5% and 4.2%, respectively. During the first quarter of 2004 and 2003, the Company incurred net interest expense on borrowings of $6.5 million and $7.1 million, respectively.

At March 28, 2004 and December 28, 2003, the Company had a working capital deficit of $240.7 million and $216.0 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company has classified all of its commercial paper borrowing obligations as a current liability at March 28, 2004 and December 28, 2003 as the Company intends to pay down commercial paper borrowings from operating cash flow. However, the Company continues to maintain the ability to refinance such obligations on a long-term basis through new debt issuance and/or its revolving credit facility agreements.

The Company expects to fund its estimated capital needs primarily through internally generated funds and, to a lesser extent, commercial paper borrowings. In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2004.

As noted above, the Company’s borrowings have declined by $69.2 million, to $561.9 million, as compared to borrowings of $631.1 million at December 28, 2003. There were no other significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.

Forward-Looking Statements

This report contains certain forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to various risks and uncertainties that could cause actual results or events to differ materially from those anticipated in such statements. For more information about these forward-looking statements and related risks, please refer to the section titled “Forward-Looking Statements” in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

Item 4.	Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 28, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

18.

PART II—OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(a) The following documents are filed as exhibits to this report:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.3	By-Laws of the Company as amended and restated through September 22, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.1	Form of the Company’s 5.50% Notes due February 15, 2009, issued under the Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.2	Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.3	First Supplemental Indenture dated as of September 22, 2003, among WP Company LLC, the Company and Bank One, NA, as successor to The First National Bank of Chicago, as trustee, to the Indenture dated as of February 17, 1999, between The Washington Post Company and The First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.4	364-Day Credit Agreement dated as of August 13, 2003, among the Company, Citibank, N.A., Wachovia Bank, N.A., SunTrust Bank, Bank One, N.A., JPMorgan Chase Bank, The Bank of New York and Riggs Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.5	5-Year Credit Agreement dated as of August 14, 2002, among the Company, Citibank, N.A., Wachovia Bank, N.A., SunTrust Bank, Bank One, N.A., JPMorgan Chase Bank, The Bank of New York and Riggs Bank, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002).

4.6	Consent and Amendment No. 1 dated as of August 13, 2003, to the 5-Year Credit Agreement dated as of August 14, 2002, among the Company, Citibank, N.A. and the other lenders that are parties to such Credit Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 22, 2003).

11	Calculation of earnings per share of common stock.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

19.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

(b) The following report on Form 8-K was filed during the quarter for which this report is filed:

Current Report on Form 8-K dated January 30, 2004, reporting under Item 7 the Company’s fourth quarter earnings and including as an exhibit the Company’s press release dated January 29, 2004.

20.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY (Registrant)

Date: April 30, 2004	/s/ Donald E. Graham

Donald E. Graham, Chairman & Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2004	/s/ John B. Morse, Jr.

John B. Morse, Jr., Vice President-Finance (Principal Financial Officer)

21.