Form 10-Q
period 2004-06-27
WASHINGTON POST CO
filed 2004-08-03
CIK 104889

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 27, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Shares outstanding at July 27, 2004:

Class A Common Stock	1,722,250	Shares
Class B Common Stock	7,845,447	Shares

THE WASHINGTON POST COMPANY

2.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Washington Post Company

Condensed Consolidated Statements of Income (Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(In thousands, except per share amounts)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Operating revenues
Advertising	$340,985	$318,927	$643,151	$598,724
Circulation and subscriber	185,728	176,348	365,988	348,534
Education	276,696	195,560	534,967	373,338
Other	14,982	16,105	33,254	26,784

	818,391	706,940	1,577,360	1,347,380

Operating costs and expenses
Operating	420,407	368,974	830,089	717,608
Selling, general and administrative	203,334	187,493	401,465	356,663
Depreciation of property, plant and equipment	44,769	43,212	88,628	86,607
Amortization of intangible assets	3,881	363	6,261	512

	672,391	600,042	1,326,443	1,161,390

Income from operations	146,000	106,898	250,917	185,990

Other income (expense)
Equity in losses of affiliates	(353)	(5,524)	(2,069)	(8,166)
Interest income	458	458	802	573
Interest expense	(6,830)	(6,658)	(13,691)	(13,896)
Other, net	(71)	2,274	671	50,409

Income before income taxes	139,204	97,448	236,630	214,910
Provision for income taxes	54,300	36,800	92,300	81,200

Net Income	84,904	60,648	144,330	133,710
Redeemable preferred stock dividends	(245)	(258)	(747)	(775)

Net income available for common shares	$84,659	$60,390	$143,583	$132,935

Basic earnings per share	$8.85	$6.34	$15.02	$13.95

Diluted earnings per share	$8.82	$6.32	$14.98	$13.91

Dividends declared per common share	$1.75	$1.45	$5.25	$4.35

Basic average number of common shares outstanding	9,563	9,527	9,557	9,527

Diluted average number of common shares outstanding	9,596	9,555	9,588	9,554

3.

The Washington Post Company

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(In thousands)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net income	$84,904	$60,648	$144,330	$133,710

Other comprehensive income (loss)
Foreign currency translation adjustment	(1,708)	5,088	(2,103)	8,193
Less: reclassification adjustment on sale of affiliate investment	—	—	—	(1,633)
Change in unrealized gain on available-for-sale securities	(7,333)	23,370	18,577	1,652
Less: reclassification adjustment for realized losses included in net income	—	—	—	214

	(9,041)	28,458	16,474	8,426
Income tax benefit (expense) related to other comprehensive income	2,856	(9,114)	(7,278)	(728)

	(6,185)	19,344	9,196	7,698

Comprehensive income	$78,719	$79,992	$153,526	$141,408

4.

The Washington Post Company

Condensed Consolidated Balance Sheets

	June 27, 2004	December 28, 2003
(In thousands)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$44,565	$87,437
Investments in marketable equity securities	11,488	2,623
Accounts receivable, net	343,286	328,816
Inventories	29,193	27,709
Income taxes receivable	—	5,318
Other current assets	41,639	43,933

	470,171	495,836
Property, plant and equipment
Buildings	295,676	288,961
Machinery, equipment and fixtures	1,712,558	1,656,111
Leasehold improvements	112,108	102,753

	2,120,342	2,047,825
Less accumulated depreciation	(1,164,473)	(1,084,790)

	955,869	963,035
Land	37,267	36,491
Construction in progress	70,518	56,104

	1,063,654	1,055,630
Investments in marketable equity securities	259,535	245,335
Investments in affiliates	57,498	61,312
Goodwill, net	1,014,458	965,694
Indefinite-lived intangible assets, net	487,872	486,656
Amortized intangible assets, net	6,675	5,226
Prepaid pension cost	534,735	514,801
Deferred charges and other assets	72,960	71,068

	$3,967,558	$3,901,558

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$363,244	$339,239
Deferred revenue	189,811	164,014
Dividends declared	16,743	—
Federal and state income taxes payable	4,368	—
Short-term borrowings	75,519	208,620

	649,685	711,873
Postretirement benefits other than pensions	143,564	140,740
Other liabilities	220,411	235,169
Deferred income taxes	321,756	303,824
Long-term debt	429,401	422,471

	1,764,817	1,814,077

Redeemable preferred stock	12,267	12,540

Preferred stock	—	—

Common shareholders’ equity
Common stock	20,000	20,000
Capital in excess of par value	176,018	166,951
Retained earnings	3,458,057	3,364,407
Accumulated other comprehensive income
Cumulative foreign currency translation adjustment	2,169	4,272
Unrealized gain on available-for-sale securities	48,504	37,205
Cost of Class B common stock held in treasury	(1,514,274)	(1,517,894)

	2,190,474	2,074,941

	$3,967,558	$3,901,558

5.

The Washington Post Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Twenty-six Weeks Ended
(In thousands)	June 27, 2004	June 29, 2003
Cash flows from operating activities:
Net income	$144,330	$133,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	88,628	86,607
Amortization of goodwill and other intangibles	6,261	512
Net pension benefit	(20,087)	(26,850)
Early retirement program expense	132	2,165
Gain from sale of affiliate	—	(49,762)
Cost method and other investment write-downs	677	1,112
Equity in losses of affiliates, net of distributions	2,069	8,166
Provision for deferred income taxes	10,689	5,667
Change in assets and liabilities:
Increase in accounts receivable, net	(6,756)	(2,957)
Increase in inventories	(1,484)	(3,847)
Increase in accounts payable and accrued liabilities	22,621	7,263
Increase in deferred revenue	17,064	11,961
Increase (decrease) in income taxes payable	9,689	(5,857)
(Increase) decrease in other assets and other liabilities, net	(16,754)	12,178
Other	(1,582)	(1,637)

Net cash provided by operating activities	255,497	178,431

Cash flows from investing activities:
Purchases of property, plant and equipment	(92,487)	(58,772)
Investments in certain businesses	(48,279)	(77,692)
Proceeds from the sale of business	—	65,000
Other investments	—	(5,977)
Other	896	575

Net cash used in investing activities	(139,870)	(76,866)

Cash flows from financing activities:
Net repayment of commercial paper	(126,936)	(70,742)
Principal payments on debt	(8,305)	(1,672)
Dividends paid	(33,932)	(28,143)
Proceeds from exercise of stock options	10,820	1,252

Net cash used in financing activities	(158,353)	(99,305)

Effect of currency exchange rate change	(146)	(235)

Net (decrease) increase in cash and cash equivalents	(42,872)	2,025
Beginning cash and cash equivalents	87,437	28,771

Ending cash and cash equivalents	$44,565	$30,796

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

Certain amounts in previously issued financial statements have been reclassified to conform with the 2004 presentation.

Note 1: Acquisitions and Dispositions.

In the second quarter of 2004, Kaplan acquired two businesses in their higher education and professional divisions totaling $4.5 million, financed through cash and debt, with $0.3 million remaining to be paid. In addition, the cable division completed two small transactions for $1.8 million. In May 2004, the Company acquired El Tiempo Latino, a leading Spanish-language weekly newspaper in the greater Washington area.

In the first quarter of 2004, Kaplan acquired three businesses in their higher education and test preparation divisions, totaling $49.8 million, financed through cash and debt. Most of the purchase price has been allocated to goodwill on a preliminary basis.

In the second quarter of 2003, Kaplan acquired two businesses in its higher education and professional divisions for a total of $17.5 million. In addition, the cable division acquired a system in North Dakota for $1.5 million.

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

Note 2: Investments.

Investments in marketable equity securities at June 27, 2004 and December 28, 2003 consist of the following (in thousands):

	June 27, 2004	December 28, 2003
Total cost	$191,353	$186,954
Gross unrealized gains	79,670	61,004

Total fair value	$271,023	$247,958

There were no sales of marketable equity securities in the first six months of 2004 or 2003.

7.

At June 27, 2004 and December 28, 2003, the carrying value of the Company’s cost method investments was $4.6 million and $9.6 million, respectively. In June 2004, one of the Company’s cost method investments went public and is now reported as a marketable equity security, recorded at fair value in the consolidated balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a separate component of comprehensive income. The Company recorded charges of $0 and $0.7 million during the second quarter and first six months of 2004, respectively, to write-down certain of its investments to estimated fair value; for the same periods of 2003, the Company recorded charges of $0 and $1.1 million, respectively.

Note 3: Borrowings.

Long-term debt consists of the following (in millions):

	June 27, 2004	December 28, 2003
Commercial paper borrowings	$61.4	$188.3
5.5 percent unsecured notes due February 15, 2009	398.8	398.7
4.0 percent notes due 2004-2006 (£13.2 million and £16.7 million at June 27, 2004 and December 28, 2003, respectively)	23.9	29.7
Other indebtedness	20.8	14.4

Total	504.9	631.1
Less current portion	(75.5)	(208.6)

Total long-term debt	$429.4	$422.5

The Company’s commercial paper borrowings at June 27, 2004 were at an average interest rate of 1.1% and mature through July 2004; the Company’s commercial paper borrowings at December 28, 2003 were at an average interest rate of 1.1% and matured through February 2004. During 2003, the notes of £16.7 million were issued to current FTC employees who were former FTC shareholders in connection with the acquisition. The noteholders, at their discretion, had the option of electing to receive 25% of their outstanding balance in January 2004. As a result, payments of $6.2 million were made in January 2004. In August 2004, 50% of the original outstanding balance (less the amount paid in January 2004) is due for payment. The remaining balance outstanding is due for repayment in August 2006. The Company’s other indebtedness at June 27, 2004 and December 28, 2003 is at interest rates of 6% to 7% and matures from 2004 to 2009.

During the second quarter of 2004 and 2003, the Company had average borrowings outstanding of approximately $529.9 million and $633.2 million, respectively, at average annual interest rates of approximately 4.8 percent and 4.1 percent, respectively. During the second quarter of 2004 and 2003, the Company incurred net interest expense on borrowings of $6.4 million and $6.2 million, respectively.

During the first six months of 2004 and 2003, the Company had average borrowings outstanding of approximately $553.3 million and $617.4 million, respectively, at average annual interest rates of approximately 4.5 percent and 4.1 percent, respectively. During the first six months of 2004 and 2003, the Company incurred net interest expense on borrowings of $12.9 million and $13.3 million, respectively.

Note 4: Business Segments.

The following table summarizes financial information related to each of the Company’s business segments. The 2004 and 2003 asset information is as of June 27, 2004 and December 28, 2003, respectively.

8.

Second Quarter Period

(in thousands)

2004	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
Operating revenues	$233,979	$90,243	$91,047	$126,426	$276,696	$—	$818,391
Income (loss) from operations	$37,678	$43,706	$17,633	$25,197	$29,443	$(7,657)	$146,000
Equity in losses of affiliates							(353)
Interest expense, net							(6,372)
Other, net							(71)

Income before income taxes							$139,204

Depreciation expense	$9,358	$2,808	$818	$24,923	$6,862	$—	$44,769
Amortization expense	$4	$—	$—	$35	$3,842	$—	$3,881
Net pension credit (expense)	$627	$814	$9,084	$(250)	$(363)	$—	$9,912
Identifiable assets	$681,321	$408,919	$542,166	$1,116,811	$883,689	$6,131	$3,639,037

Investments in marketable equity securities							271,023
Investments in affiliates							57,498

Total assets							$3,967,558

2003	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
Operating revenues	$223,142	$81,825	$91,861	$114,552	$195,560	$—	$706,940
Income (loss) from operations	$37,030	$38,986	$12,404	$21,248	$3,527	$(6,297)	$106,898
Equity in losses of affiliates							(5,524)
Interest expense, net							(6,200)
Other, net							2,274

Income before income taxes							$97,448

Depreciation expense	$10,451	$2,774	$929	$22,964	$6,094	$—	$43,212
Amortization expense	$4	$—	$—	$37	$322	$—	$363
Net pension credit (expense)	$1,792	$1,065	$8,998	$(243)	$(352)	$—	$11,260
Identifiable assets	$673,631	$410,580	$533,305	$1,119,826	$845,983	$8,963	$3,592,288
Investments in marketable equity securities							247,958
Investments in affiliates							61,312

Total assets							$3,901,558

9.

Six Month Period

(in thousands)

2004	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
Operating revenues	$452,804	$166,560	$175,589	$247,440	$534,967	$—	$1,577,360
Income (loss) from operations	$69,667	$74,981	$24,454	$47,839	$50,080	$(16,104)	$250,917
Equity in losses of affiliates							(2,069)
Interest expense, net							(12,889)
Other, net							671

Income before income taxes							$236,630

Depreciation expense	$19,021	$5,551	$1,678	$49,177	$13,201	$—	$88,628
Amortization expense	$8	$—	$—	$73	$6,180	$—	$6,261
Net pension credit (expense)	$1,385	$1,628	$18,168	$(500)	$(726)	$—	$19,955

2003	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
Operating revenues	$427,182	$152,577	$169,363	$224,920	$373,338	$—	$1,347,380
Income (loss) from operations	$58,388	$65,333	$13,241	$42,010	$19,454	$(12,436)	$185,990
Equity in losses of affiliates							(8,166)
Interest expense, net							(13,323)
Other, net							50,409

Income before income taxes							$214,910

Depreciation expense	$21,748	$5,520	$1,881	$45,677	$11,781	$—	$86,607
Amortization expense	$8	$—	$—	$75	$429	$—	$512
Net pension credit (expense)	$5,749	$2,130	$17,995	$(485)	$(704)	$—	$24,685

10.

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

Education products and services are provided through the Company’s wholly-owned subsidiary Kaplan, Inc. Kaplan’s businesses include supplemental education services, which is made up of Kaplan Test Prep and Admissions, providing test preparation services for college and graduate school entrance exams; Kaplan Professional, providing education and career services to business people and other professionals; and Score!, offering multi-media learning and private tutoring to children and educational resources to parents. Kaplan’s businesses also include higher education services, which includes all of Kaplan’s post-secondary education businesses, including fixed facility colleges which offer Bachelor’s degrees, Associate’s degrees and diploma programs primarily in the fields of healthcare, business and information technology; and online post-secondary and career programs (various distance-learning businesses, including kaplancollege.com).

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

11.

The Company’s goodwill and other intangible assets as of June 27, 2004 and December 28, 2003 were as follows (in thousands):

	Gross	Accumulated Amortization	Net
2004
Goodwill	$1,312,860	$298,402	$1,014,458
Indefinite-lived intangible assets	651,678	163,806	487,872
Amortized intangible assets	15,744	9,069	6,675

	$1,980,282	$471,277	$1,509,005

2003
Goodwill	$1,264,096	$298,402	$965,694
Indefinite-lived intangible assets	650,462	163,806	486,656
Amortized intangible assets	8,034	2,808	5,226

	$1,922,592	$465,016	$1,457,576

Activity related to the Company’s goodwill and other intangible assets during the six months ended June 27, 2004 was as follows (in thousands):

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Goodwill, net
Beginning of year	$71,277	$203,165	$69,556	$85,666	$536,030	$965,694
Acquisitions	1,390	—	—	—	46,491	47,881
Foreign currency exchange rate changes	—	—	—	—	883	883

Balance at June 27, 2004	$72,667	$203,165	$69,556	$85,666	$583,404	$1,014,458

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Indefinite-Lived Intangible Assets, net
Beginning of year	—	—	—	$484,556	$2,100	$486,656
Acquisitions	—	—	—	1,216	—	1,216

Balance at June 27, 2004	—	—	—	$485,772	$2,100	$487,872

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Amortized intangible assets, net
Beginning of year	$30	—	—	$1,081	$4,115	$5,226
Acquisitions	100	—	—	1,799	5,791	7,690
Foreign currency ex-change rate changes	—	—	—	—	20	20
Amortization	(8)	—	—	(73)	(6,180)	(6,261)

Balance at June 27, 2004	$122	—	—	$2,807	$3,746	$6,675

Activity related to the Company’s goodwill and other intangible assets during the six-months ended June 29, 2003 was as follows (in thousands):

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Goodwill, net
Beginning of year	$72,738	$203,165	$69,556	$85,666	$339,736	$770,861
Acquisitions	—	—	—	—	101,719	101,719
Disposition	(1,461)	—	—	—	—	(1,461)
Foreign currency ex-change rate changes	—	—	—	—	3,829	3,829

Balance at June 29, 2003	$71,277	$203,165	$69,556	$85,666	$445,284	$874,948

12.

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Indefinite-Lived Intangible Assets, net
Beginning of year	—	—	—	$482,419	—	$482,419
Acquisitions	—	—	—	1,500	—	1,500

Balance at June 29, 2003	—	—	—	$483,919	—	$483,919

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Amortized intangible assets, net
Beginning of year	$45	—	—	$1,232	$876	$2,153
Acquisitions		—	—	—	4,391	4,391
Amortization	(8)	—	—	(75)	(429)	(512)

Balance at June 29, 2003	$37	—	—	$1,157	$4,838	$6,032

Note 6: Change in Accounting Method – Stock Options.

Effective the first day of the Company’s 2002 fiscal year, the Company adopted the fair-value-based method of accounting for Company stock options as outlined in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). This change in accounting method was applied prospectively to all awards granted from the beginning of the Company’s fiscal year 2002 and thereafter. Stock options awarded prior to fiscal 2002 are accounted for under the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table presents what the Company’s results would have been had the fair values of options granted after 1995, but prior to 2002, been recognized as compensation expense in the second quarter and first six-months of 2004 and 2003 (in thousands, except per share amounts).

	Quarter ended		Six-months ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net income available for common shares, as reported	$84,659	$60,390	$143,583	$132,935
Add: Company stock option compensation expense included in net income, net of related tax effects	123	87	246	173
Deduct: Total Company stock option compensation expense determined under the fair value based method for all awards, net of related tax effects	(854)	(877)	(1,708)	(1,753)

Pro forma net income available for common shares	$83,928	$59,600	$142,121	$131,355

Basic earnings per share, as reported	$8.85	$6.34	$15.02	$13.95
Pro forma basic earnings per share	$8.78	$6.26	$14.87	$13.79
Diluted earnings per share, as reported	$8.82	$6.32	$14.98	$13.91
Pro forma diluted earnings per share	$8.75	$6.24	$14.82	$13.75

13.

Note 7: Antidilutive Securities.

There were no antidilutive stock options outstanding during the second quarter and first six months of 2004. The second quarter and first six months of 2003 diluted earnings per share amount excludes the effects of 11,500 stock options outstanding as their inclusion would be antidilutive.

Note 8: Kaplan Stock Option Plan.

The Company maintains a stock option plan at its Kaplan subsidiary that provides for the issuance of Kaplan stock options to certain members of Kaplan’s management. The fair value of Kaplan’s common stock is determined by the Company’s compensation committee of the Board of Directors. In September 2003, the committee set the fair value price of Kaplan common stock at $1,625 per share, which is determined after deducting intercompany debt from Kaplan’s enterprise value. Also in September 2003, the Company announced an offer totaling $138 million for approximately 55% of the stock options outstanding at Kaplan. The Company’s offer included a 10% premium over the current valuation price of Kaplan common stock of $1,625 per share; by the end of October 2003, 100% of the eligible stock options were tendered. The Company paid out $118.7 million in the fourth quarter of 2003 and the remainder of the payouts, related to 14,463 tendered stock options, will be made at the time of their scheduled vesting from 2004 to 2007 if the option holder is still employed at Kaplan. Additionally, stock compensation expense will be recorded on these remaining exercised options over the remaining vesting periods of 2004 to 2007. A small number of key Kaplan executives continue to hold the remaining 68,000 outstanding Kaplan stock options, with roughly half of these options expiring in 2007 and half expiring in 2011. The remaining 68,000 of outstanding Kaplan stock options represent 4.8% of Kaplan’s common stock at June 30, 2004. The Company does not expect to issue additional Kaplan stock options in the future.

The Company recorded expense of $8.0 million and $20.0 million for the second quarter of 2004 and 2003, respectively, and $17.8 million and $30.0 million for the first six months of 2004 and 2003, respectively, related to this plan.

Note 9: Pension and Postretirement Plans.

The total (income) cost arising from the Company’s defined benefit pension for the second quarter and six months ended June 27, 2004 and June 29, 2003 consists of the following components (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Service cost	$5,650	$4,861	$11,300	$9,723
Interest cost	9,051	8,205	18,102	16,410
Expected return on assets	(23,765)	(23,404)	(47,530)	(46,807)
Amortization of transition Asset	(252)	(533)	(503)	(1,066)
Amortization of prior service cost	1,181	1,016	2,363	2,032
Recognized actuarial gain	(1,909)	(3,570)	(3,819)	(7,142)

Net periodic (benefit) cost	(10,044)	(13,425)	(20,087)	(26,850)
Early retirement program expense	132	2,165	132	2,165

Total benefit	$(9,912)	$(11,260)	$(19,955)	$(24,685)

14.

The total (income) cost arising from the Company’s postretirement plans for the second quarter and six months ended June 27, 2004 and June 29, 2003, consists of the following components (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Service cost	$1,231	$1,291	$2,462	$2,582
Interest cost	1,873	1,849	3,746	3,698
Amortization of prior service cost	(146)	(90)	(292)	(180)
Recognized actuarial gain	(413)	(419)	(826)	(838)

Total cost	$2,545	$2,631	$5,090	$5,262

The expected rate of return on plan assets is 7.5% in 2004.

In December of 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act) was enacted. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that meets certain criteria. The Company’s other postretirement plans covering retirees currently provide certain prescription benefits to eligible participants. In accordance with FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003,” the Company has concluded that the Act is not significant to the Company’s other postretirement plans; therefore, the effects of the Act shall be incorporated in the December 31, 2004 measurement of plan obligations.

Note 10: Recent Accounting Pronouncements.

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

15.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This analysis should be read in conjunction with the consolidated financial statements and the notes thereto.

Revenues and expenses in the first and third quarters are customarily lower than those in the second and fourth quarters because of significant seasonal fluctuations in advertising volume.

Results of Operations

Net income for the second quarter of 2004 was $84.9 million ($8.82 per share), up from net income of $60.6 million ($6.32 per share) for the second quarter of last year.

Results for the second quarter of 2003 included an early retirement program charge at The Washington Post newspaper (after-tax impact of $1.3 million, or $0.14 per share).

Revenue for the second quarter of 2004 was $818.4 million, up 16% from $706.9 million in 2003. The increase in revenue is due mostly to significant revenue growth at the education division. Revenue at the Company’s cable, broadcast and newspaper publishing divisions also increased for the second quarter of 2004, while revenues were down slightly at the magazine publishing division.

Operating income was up 37% for the second quarter of 2004 to $146.0 million, from $106.9 million in 2003. The Company benefited from improved results at each of its operating divisions, particularly at the education division, offset by a reduced net pension credit.

For the first six months of 2004, net income totaled $144.3 million ($14.98 per share), compared with $133.7 million ($13.91 per share) for the same period of 2003. Results for the first six months of 2003 included an after-tax non-operating gain from the sale of the Company’s 50 percent interest in the International Herald Tribune (after-tax impact of $32.3 million, or $3.38 per share) and an early retirement program charge at The Washington Post newspaper (after-tax impact of $1.3 million, or $0.14 per share).

Revenue for the first half of 2004 was $1,577.4 million, up 17% over revenue of $1,347.4 million for the first six months of 2003. Operating income increased 35% to $250.9 million, from $186.0 million in 2003. Consistent with the Company’s results for the second quarter of 2004, the Company’s year-to-date results benefited from improved operating results at each of its operating divisions, particularly at the education division.

Excluding charges related to early retirement programs, the Company’s operating income for the second quarter and first six months of 2004 includes $10.0 million and $20.1 million of net pension credits, respectively, compared to $13.4 million and $26.9 million for the same periods of 2003. At December 28, 2003, the Company reduced its assumption on the discount rate from 6.75% to 6.25%. Overall, the pension credit for 2004 is expected to be down by approximately $14 million compared to 2003, excluding charges related to early retirement programs.

Newspaper Publishing Division. Newspaper publishing division revenue totaled $234.0 million for the second quarter of 2004, an increase of 5% from $223.1 million in the second quarter of 2003; division revenue increased 6% to $452.8 million for the first six months of 2004, from $427.2 million for the first six months of 2003. Division operating income for the second quarter increased 2% to $37.7 million, from

16.

$37.0 million in the second quarter of 2003; operating income increased 19% to $69.7 million for the first six months of 2004, compared to $58.4 million for the first six months of 2003. Second quarter operating results in 2004 reflect higher print and online advertising revenue, payroll savings from early retirement programs implemented at The Post in 2003, an 8% increase in newsprint expense at The Post, and a $3.2 million reduction in the net pension credit, excluding charges related to early retirement programs. Second quarter operating results in 2003 included a $2.2 million pre-tax early retirement program charge at The Washington Post newspaper and incremental costs associated with the war in Iraq. The increase in operating income for the first six months of 2004 is due to increased advertising revenue and cost control initiatives employed throughout the division, the early retirement program charge noted above, offset by a 7% increase in newsprint expense at The Post, and a $6.4 million reduction in the net pension credit, excluding charges related to early retirement programs.

Print advertising revenue at The Washington Post newspaper in the second quarter increased 1% to $150.0 million, from $148.1 million in 2003, and increased 4% to $292.2 million for the first six months of 2004, from $280.6 million for the first six months of 2003. Classified recruitment advertising revenue was up 21% to $19.0 million in the second quarter of 2004, a $3.3 million increase compared to the second quarter of 2003. The increase in print advertising revenue for the first six months of 2003 is primarily due to increases in preprint, general and classified recruitment. Classified recruitment advertising revenue was up 20% to $38.6 million, a $6.5 million increase compared to the first half of 2003.

For the first six months of 2004, Post daily and Sunday circulation declined 3.3% and 2.6%, respectively, compared to the same period of the prior year. For the six months ended June 27, 2004, average daily circulation at The Post totaled 721,100 and average Sunday circulation totaled 1,021,000.

Revenue generated by the Company’s online publishing activities, primarily washingtonpost.com, increased 39% to $15.4 million for the second quarter of 2004, from $11.1 million in the second quarter of 2003; online revenues increased 40% to $28.8 million for the first six months of 2004, from $20.6 million in the first six months of 2003. Local and national online advertising revenues grew 61% and 62% for the second quarter and first six months of 2004, respectively. Online classified advertising revenue on washingtonpost.com increased 37% in the second quarter of 2004 and 41% for the first six months of 2004.

In May 2004, the Company announced the acquisition of El Tiempo Latino, a leading Spanish-language weekly newspaper in the greater Washington area. It is published on Friday of each week and has ABC-audited weekly free circulation of 34,000.

Television Broadcasting Division. Revenue for the television broadcasting division increased 10% in the second quarter of 2004 to $90.2 million, from $81.8 million in 2003, due primarily to $4.5 million in political advertising. For the first six months of 2004, revenue increased 9% to $166.6 million, from $152.6 million in 2003, due to $7.2 million in political advertising in the first half of 2004 and several days of commercial-free coverage in connection with the Iraq war in March 2003.

Operating income for the second quarter and first six months of 2004 increased 12% and 15%, respectively, to $43.7 million and $75.0 million, respectively, from $39.0 million and $65.3 million for the second quarter and first six months of 2003, respectively. The operating income increases are primarily related to the revenue growth discussed above.

Magazine Publishing Division. Revenue for the magazine publishing division totaled $91.0 million for the second quarter of 2004, a 1% decline from $91.9 million for the second quarter of 2003; division revenue totaled $175.6 million for the first six months of 2004, a 4% increase from $169.4 million for the first six months of

17.

2003. The revenue decrease for the second quarter was primarily due to the timing of the primary trade show of PostNewsweek Tech Media, which was in the first quarter of 2004 versus the second quarter of 2003. Advertising revenue at Newsweek increased 14% in the second quarter of 2004 due to increases in ad pages at both the domestic and international editions, despite one fewer issue of the international edition. Travel-related advertising revenues at the Pacific edition of Newsweek suffered in the second quarter of 2003 due to the SARS outbreak. The increase in revenues for the first six months of 2004 is primarily due to increased advertising revenue at Newsweek as a result of increased ad pages at the domestic and international editions, despite one fewer international edition issue in 2004.

Operating income totaled $17.6 million for the second quarter of 2004, a 42% increase from $12.4 million in the second quarter of 2003. The increase in operating income is primarily due to the increase in Newsweek advertising revenue and a reduction in subscription, manufacturing and distribution expenses at the international editions of Newsweek, offset by operating income from the primary trade show of PostNewsweek Tech Media in the second quarter of 2003. Operating income totaled $24.5 million for the first six months of 2004, up 85% from $13.2 million for the first six months of 2003. The year-to-date improvement in operating results is primarily attributable to increased advertising revenue and continued cost controls at Newsweek.

Cable Television Division. Cable division revenue of $126.4 million for the second quarter of 2004 represents a 10% increase over 2003 second quarter revenue of $114.6 million; for the first six months of 2004, revenue increased 10% to $247.4 million, from $224.9 million in 2003. The 2004 revenue increase is due to continued growth in the division’s cable modem and digital service revenues and a $2 monthly rate increase for basic cable service, effective March 1, 2004, at most of the cable division’s systems.

Cable division operating income for the second quarter of 2004 increased 19% to $25.2 million, from $21.2 million for the second quarter of 2003. The increase in operating income is due mostly to the division’s revenue growth, offset by higher depreciation and programming expenses and increases in internet costs. Cable division operating income for the first six months of 2004 increased 14% to $47.8 million, from $42.0 million for the first six months of 2003. The increase is due mostly to the division’s significant revenue growth, offset by higher depreciation and programming expenses, along with an increase in internet and employee benefits costs.

The increase in depreciation expense is due to significant capital spending in recent years that has enabled the cable division to offer digital and broadband cable services to its subscribers. At June 30, 2004, the cable division had approximately 220,400 digital cable subscribers, down slightly from 222,900 at December 31, 2003, but up from 203,900 at the end of June 2003. This represents a 31% penetration of the subscriber base. At June 30, 2004, the cable division had 152,300 CableONE.net service subscribers, compared to 106,600 at the end of June 2003. Both digital and cable modem services are now offered in virtually all of the cable division’s markets.

At June 30, 2004, the cable division had 711,900 basic subscribers, compared to 714,500 at the end of June 2003. The decrease is due to small losses associated with the basic rate increase discussed above.

At June 30, 2004, Revenue Generating Units (RGUs), as defined by the NCTA Standard Reporting Categories, totaled 1,084,600 compared to 1,025,400 as of June 30, 2003. The increase is due to an increase in the number of digital cable and high speed data customers. RGUs include about 7,000 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by the various franchise agreements.

18.

Below are details of Cable division capital expenditures for the six months of 2004 and 2003, as defined by the NCTA Standard Reporting Categories (in millions):

	2004	2003
Customer Premise Equipment	$14.8	$7.4
Commercial	—	0.1
Scaleable Infrastructure	4.4	2.4
Line Extensions	7.6	4.4
Upgrade/Rebuild	7.0	14.5
Support Capital	8.1	6.0

Total	$41.9	$34.8

Education Division. Education division revenue totaled $276.7 million for the second quarter of 2004, a 41% increase over revenue of $195.6 million for the same period of 2003. Kaplan reported operating income for the second quarter of 2004 of $29.4 million, compared to $3.5 million in the second quarter of 2003. Approximately 27% of the increase in Kaplan revenue is from acquired businesses, primarily in the higher education division and the professional training schools that are part of supplemental education. Excluding revenue from acquired businesses, education division revenue increased 30% for the second quarter of 2004. For the first six months of 2004, education division revenue totaled $535.0 million, a 43% increase over revenue of $373.3 million for the same period of 2003. Kaplan reported operating income of $50.1 million for the first six months of 2004, compared to $19.5 million for the first six months of 2003. Approximately 41% of the increase in Kaplan revenue is from acquired businesses, primarily in the higher education division and the professional training schools that are part of supplemental education. Excluding revenue from acquired businesses, education division revenue increased 26% for the first six months of 2004. A summary of operating results for the second quarter and the first six months of 2004 compared to 2003 is as follows:

(In thousands)	Second Quarter			YTD
	2004	2003	% Change	2004	2003	% Change
Revenue
Supplemental education	$143,410	$115,708	24	$279,010	$213,890	30
Higher education	133,286	79,852	67	255,957	159,448	61

	$276,696	$195,560	41	$534,967	$373,338	43

Operating income (loss)
Supplemental education	$25,102	$21,643	16	$45,694	$40,195	14
Higher education	23,343	9,099	157	43,515	24,021	81
Kaplan corporate overhead	(7,213)	(6,893)	(5)	(15,190)	(14,333)	(6)
Other*	(11,789)	(20,322)	42	(23,939)	(30,429)	21

	$29,443	$3,527	735	$50,080	$19,454	157

*	Other includes charges accrued for stock-based incentive compensation and amortization of certain intangibles.

Supplemental education includes Kaplan’s test preparation, professional training and Score! businesses. A large portion of the increase in supplemental education revenue for the first six months of 2004 is from Financial Training Company (FTC), which was acquired in March 2003. Headquartered in London, FTC provides test preparation services for accountants and financial services professionals, with training centers in the United Kingdom and Asia. However, FTC’s business is seasonal and while FTC’s operating income improved in the second quarter of 2004 compared to the prior year, FTC typically incurs an operating loss in the first quarter of the year; therefore, supplemental education operating income comparisons for the first six months of 2004 were adversely affected by FTC. The improvement in supplemental education results for 2004 is due to increased enrollment at Kaplan’s

19.

traditional test preparation business (particularly the SAT/PSAT) and increases from the professional real estate courses. Score! also contributed to the improved revenue and operating results due to higher rates and nine new centers compared to 2003. Score! experienced a small decrease in enrollments during the first six months of 2004.

Higher education includes all of Kaplan’s post-secondary education businesses, including fixed-facility colleges as well as online post-secondary and career programs (various distance-learning businesses). Higher education results are showing significant growth, due to student enrollment increases and several acquisitions.

Corporate overhead represents unallocated expenses of Kaplan, Inc.’s corporate office.

Other expense is comprised of accrued charges for stock-based incentive compensation arising from a stock option plan established for certain members of Kaplan’s management and amortization of certain intangibles. Under the stock-based incentive plan, the amount of compensation expense varies directly with the estimated fair value of Kaplan’s common stock and the number of options outstanding. For the second quarter of 2004 and 2003, the Company recorded expense of $8.0 million and $20.0 million, respectively, and $17.8 million and $30.0 million for the first six months of 2004 and 2003, respectively, related to this plan. The stock compensation expense for the first six months of 2003 was based on stock options outstanding before the third quarter 2003 buyout offer for approximately 55% of the stock options outstanding at Kaplan. The stock compensation expense in 2004 is based on the remaining Kaplan stock options held by a small number of Kaplan executives after the 2003 buyout.

Equity in Losses of Affiliates. The Company’s equity in losses of affiliates for the second quarter of 2004 was $0.4 million, compared to losses of $5.5 million for the second quarter of 2003. For the first six months of 2004, the Company’s equity in losses of affiliates totaled $2.1 million, compared to losses of $8.2 million for the same period of 2003. The Company’s affiliate investments consist of a 49 percent interest in BrassRing LLC and a 49 percent interest in Bowater Mersey Paper Company Limited. The reduction in affiliate losses for 2004 is attributable to improved operating results at both BrassRing and Bowater.

On January 1, 2003, the Company sold its 50 percent interest in the International Herald Tribune for $65 million and the Company recorded an after-tax non-operating gain of $32.3 million in the first quarter of 2003.

Other Non-Operating Income. The Company recorded other non-operating expense, net, of $0.1 million for the second quarter of 2004, compared to $2.3 million of other non-operating income, net, in the second quarter of 2003. The 2003 non-operating income, net, is primarily related to foreign currency gains.

The Company recorded other non-operating income, net, of $0.7 million for the first six months of 2004, compared to other non-operating income, net, of $50.4 million for the same period of the prior year. The 2003 non-operating income, net, is comprised mostly of a $49.8 million pre-tax gain from the sale of the Company’s 50 percent interest in the International Herald Tribune.

20.

A summary of non-operating income (expense) for the twenty-six weeks ended June 27, 2004 and June 29, 2003, follows (in millions):

	2004		2003
Gain on sale of interest in IHT	$		$49.8
Impairment write-downs on cost method and other investments		(0.7)	(1.1)
Gain on cable system trade		0.5	—
Foreign currency gains, net		0.9	0.8
Other gains		—	0.9

Total		$0.7	$50.4

Net Interest Expense. The Company incurred net interest expense of $6.4 million and $12.9 million for the second quarter and first six months of 2004, respectively, compared to $6.2 million and $13.3 million for the same periods of 2003. At June 27, 2004, the Company had $504.9 million in borrowings outstanding at an average interest rate of 4.9%.

Provision for Income Taxes. The effective tax rate for the second quarter and first six months of 2004 was 39.0%, compared to 37.8% for the same periods of 2003. The 2003 rate benefited from the 35.1% effective tax rate applicable to the one-time gain arising from the sale of the Company’s interest in the International Herald Tribune.

Earnings Per Share. The calculation of diluted earnings per share for the second quarter and first six months of 2004 was based on 9,596,000 and 9,588,000 weighted average shares outstanding, respectively, compared to 9,555,000 and 9,554,000, respectively, for the second quarter and first six months of 2003. The Company made no significant repurchases of its stock during the first half of 2004.

Financial Condition: Capital Resources and Liquidity

Acquisitions. In the second quarter of 2004, Kaplan acquired two businesses in their higher education and professional divisions, totaling $4.5 million, financed through cash and debt, with $0.3 million remaining to be paid. In addition, the cable division completed two small transactions for $1.8 million. In May 2004, the Company acquired El Tiempo Latino, a leading Spanish-language weekly newspaper in the greater Washington area.

In the first quarter of 2004, Kaplan acquired three businesses in their higher education and test preparation divisions, totaling $49.8 million, financed through cash and debt. Most of the purchase price has been allocated to goodwill on a preliminary basis.

In the second quarter of 2003, Kaplan acquired two businesses in its higher education and professional divisions for a total of $17.5 million. In addition, the cable division acquired a system in North Dakota for $1.5 million.

In March 2003, Kaplan completed its acquisition of the stock of Financial Training Company (FTC), for £55.3 million ($87.4 million). Headquartered in London, FTC provides test preparation services for accountants and financial services professionals, with training centers in the United Kingdom and Asia.

Capital expenditures. During the first six months of 2004, the Company’s capital expenditures totaled $92.5 million. The Company estimates that its capital expenditures will be in the range of $200 million to $225 million in 2004.

21.

Liquidity. Throughout the first six months of 2004, the Company’s borrowings, net of repayments, decreased by $126.2 million, with the decrease primarily due to cash flows from operations, offset in part by borrowings for acquisitions.

At June 27, 2004, the Company had $504.9 million in total debt outstanding, which comprised $61.4 million of commercial paper borrowings, $398.8 million of 5.5 percent unsecured notes due February 15, 2009, and $44.7 million in other debt.

During the second quarter of 2004 and 2003, the Company had average borrowings outstanding of approximately $529.9 million and $633.2 million, respectively, at average annual interest rates of approximately 4.8 percent and 4.1 percent, respectively. During the second quarter of 2004 and 2003, the Company incurred net interest expense on borrowings of $6.4 million and $6.2 million, respectively.

During the first six months of 2004 and 2003 the Company had average borrowings outstanding of approximately $553.3 million and $617.4 million, respectively, at average annual interest rates of approximately 4.5 percent and 4.1 percent, respectively. During the first six months of 2004 and 2003, the Company incurred net interest expense on borrowings of $12.9 million and $13.3 million, respectively.

At June 29, 2004 and December 28, 2003, the Company has a working capital deficit of $179.5 million and $216.0 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company has classified all of its commercial paper borrowing obligations as a current liability at June 27, 2004 and December 28, 2003 as the Company intends to pay down commercial paper borrowings from operating cash flow. However, the Company continues to maintain the ability to refinance such obligations on a long-term basis through new debt issuance and/or its revolving credit facility agreements.

The Company expects to fund its estimated capital needs primarily through internally generated funds and, to a lesser extent, commercial paper borrowings. In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2004.

As noted above, the Company’s borrowings have declined by $126.2 million, to $504.9 million, as compared to borrowings of $631.1 million at December 28, 2003. In the second quarter of 2004, the Company entered into a building lease and other commitments aggregating about $45.0 million from 2004 through 2014. There were no other significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.

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

22.

Item	4. Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 27, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

23.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s May 13, 2004 Annual Meeting of Stockholders, the stockholders elected each of the nominees named in the Company’s proxy statement dated March 26, 2004 to its Board of Directors. The voting results are set forth below:

Class A Directors
Nominee	Votes For	Votes Withheld	Broker Non-Votes
Warren E. Buffett	1,722,250	-0-	-0-
Barry Diller	1,722,250	-0-	-0-
George J. Gillespie, III	1,722,250	-0-	-0-
Donald E. Graham	1,722,250	-0-	-0-
Richard D. Simmons	1,722,250	-0-	-0-
George W. Wilson	1,722,250	-0-	-0-

Class B Directors
Nominee	Votes For	Votes Withheld	Broker Non-Votes
John L. Dotson Jr.	6,930,752	28,373	-0-
Ronald L. Olson	6,849,944	109,181	-0-
Alice M. Rivlin	6,846,246	112,879	-0-

Item 6. Exhibits and Reports on Form 8-K.

(a) The following documents are filed as exhibits to this report:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.3	By-Laws of the Company as amended and restated through September 22, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.1	Form of the Company’s 5.50% Notes due February 15, 2009, issued under the Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

24.

4.2	Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.3	First Supplemental Indenture dated as of September 22, 2003, among WP Company LLC, the Company and Bank One, NA, as successor to The First National Bank of Chicago, as trustee, to the Indenture dated as of February 17, 1999, between The Washington Post Company and The First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.4	364-Day Credit Agreement dated as of August 13, 2003, among the Company, Citibank, N.A., Wachovia Bank, N.A., SunTrust Bank, Bank One, N.A., JPMorgan Chase Bank, The Bank of New York and Riggs Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.5	5-Year Credit Agreement dated as of August 14, 2002, among the Company, Citibank, N.A., Wachovia Bank, N.A., SunTrust Bank, Bank One, N.A., JPMorgan Chase Bank, The Bank of New York and Riggs Bank, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002).

4.6	Consent and Amendment No. 1 dated as of August 13, 2003, to the 5-Year Credit Agreement dated as of August 14, 2002, among the Company, Citibank, N.A. and the other lenders that are parties to such Credit Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 22, 2003).

11	Calculation of earnings per share of common stock.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

(b)	The following report on Form 8-K was filed during the quarter for which this report is filed:

Current Report on Form 8-K dated April 30, 2004, reporting under Item 7 the Company’s first quarter earnings and including as an exhibit the Company’s press release dated April 30, 2004.

25.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY
(Registrant)

Date: July 30, 2004	/s/ Donald E. Graham
Donald E. Graham,
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2004	/s/ John B. Morse, Jr.
John B. Morse, Jr.,
Vice President-Finance
(Principal Financial Officer)

26.