Form 10-Q
period 2004-09-26
WASHINGTON POST CO
filed 2004-11-02
CIK 104889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 26, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-6714

THE WASHINGTON POST COMPANY

(Exact name of registrant as specified in its charter)

Delaware	53-0182885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1150 15th Street, N.W. Washington, D.C.	20071
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer as defined by Rule 12b-2 of the Exchange Act.

Yes ☒. No ☐.

Shares outstanding at October 28, 2004:

Class A Common Stock	1,722,250 Shares
Class B Common Stock	7,847,497 Shares

THE WASHINGTON POST COMPANY

Index to Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	a.	Condensed Consolidated Statements of Income (Unaudited) for the Thirteen and Thirty-Nine Weeks Ended September 26, 2004 and September 28, 2003	3

	b.	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Thirteen and Thirty-Nine Weeks Ended September 26, 2004 and September 28, 2003	4

	c.	Condensed Consolidated Balance Sheets at September 26, 2004 (Unaudited) and December 28, 2003	5

	d.	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Thirty-Nine Weeks Ended September 26, 2004 and September 28, 2003	6

	e.	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition		17

Item 4.	Controls and Procedures		24

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K		25

Signatures			27

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Washington Post Company

Condensed Consolidated Statements of Income (Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands, except per share amounts)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Operating revenues
Advertising	$317,056	$287,984	$960,207	$886,707
Circulation and subscriber	185,521	175,595	551,509	524,128
Education	293,621	224,663	828,588	598,001
Other	23,834	17,837	57,088	44,623

	820,032	706,079	2,397,392	2,053,459

Operating costs and expenses
Operating	422,894	378,864	1,252,983	1,096,472
Selling, general and administrative	210,488	244,299	611,953	600,962
Depreciation of property, plant and equipment	45,020	42,420	133,648	129,027
Amortization of intangible assets	1,332	398	7,593	910

	679,734	665,981	2,006,177	1,827,371

Income from operations	140,298	40,098	391,215	226,088
Other income (expense)
Equity in earnings (losses) of affiliates	539	(1,116)	(1,530)	(9,282)
Interest income	351	189	1,153	762
Interest expense	(6,874)	(7,037)	(20,565)	(20,932)
Other, net	858	1,565	1,529	51,973

Income before income taxes	135,172	33,699	371,802	248,609
Provision for income taxes	52,700	13,800	145,000	95,000

Net Income	82,472	19,899	226,802	153,609
Redeemable preferred stock dividends	(245)	(252)	(992)	(1,027)

Net income available for common shares	$82,227	$19,647	$225,810	$152,582

Basic earnings per share	$8.59	$2.06	$23.62	$16.01

Diluted earnings per share	$8.57	$2.06	$23.54	$15.97

Dividends declared per common share	$1.75	$1.45	$7.00	$5.80

Basic average number of common shares outstanding	9,568	9,532	9,560	9,528
Diluted average number of common shares outstanding	9,598	9,556	9,591	9,554

The Washington Post Company

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Net income	$82,472	$19,899	$226,802	$153,609

Other comprehensive income (loss)
Foreign currency translation adjustment	3,227	572	1,124	8,765
Less: reclassification adjustment on sale of affiliate investment	—	—	—	(1,633)
Change in unrealized gain on available-for-sale securities	8,622	6,044	27,199	7,696
Less: reclassification adjustment for realized losses included in net income	—	—	—	214

	11,849	6,616	28,323	15,042
Income tax expense related to other comprehensive income	(3,359)	(2,357)	(10,637)	(3,085)

	8,490	4,259	17,686	11,957

Comprehensive income	$90,962	$24,158	$244,488	$165,566

The Washington Post Company

Condensed Consolidated Balance Sheets

	September 26, 2004	December 28, 2003
(In thousands)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$74,322	$87,437
Investments in marketable equity securities	69,843	2,623
Accounts receivable, net	356,290	328,816
Inventories	32,148	27,709
Income taxes receivable	—	5,318
Other current assets	42,114	43,933

	574,717	495,836
Property, plant and equipment
Buildings	298,920	288,961
Machinery, equipment and fixtures	1,747,101	1,656,111
Leasehold improvements	124,393	102,753

	2,170,414	2,047,825
Less accumulated depreciation	(1,208,699)	(1,084,790)

	961,715	963,035
Land	37,485	36,491
Construction in progress	69,123	56,104

	1,068,323	1,055,630
Investments in marketable equity securities	256,731	245,335
Investments in affiliates	60,865	61,312
Goodwill, net	1,017,109	965,694
Indefinite-lived intangible assets, net	488,006	486,656
Amortized intangible assets, net	11,477	5,226
Prepaid pension cost	545,737	514,801
Deferred charges and other assets	74,413	71,068

	$4,097,378	$3,901,558

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$393,456	$339,239
Deferred revenue	197,424	164,014
Dividends declared	16,991	—
Federal and state income taxes payable	12,926	—
Short-term borrowings	73,953	208,620

	694,750	711,873
Postretirement benefits other than pensions	144,736	140,740
Other liabilities	229,551	235,169
Deferred income taxes	325,381	303,824
Long-term debt	425,295	422,471

	1,819,713	1,814,077
Redeemable preferred stock	12,267	12,540

Preferred stock	—	—

Common shareholders’ equity
Common stock	20,000	20,000
Capital in excess of par value	176,942	166,951
Retained earnings	3,523,293	3,364,407
Accumulated other comprehensive income Cumulative foreign currency translation adjustment	5,396	4,272
Unrealized gain on available-for-sale securities	53,766	37,205
Cost of Class B common stock held in treasury	(1,513,999)	(1,517,894)

	2,265,398	2,074,941

	$4,097,378	$3,901,558

The Washington Post Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Thirty-Nine Weeks Ended
(In thousands)	September 26, 2004	September 28, 2003
Cash flows from operating activities:
Net income	$226,802	$153,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	133,648	129,027
Amortization of goodwill and other intangibles	7,593	910
Net pension benefit	(31,021)	(40,995)
Early retirement program expense	132	2,165
Gain from sale of affiliate	—	(49,762)
Cost method and other investment write-downs	677	1,112
Equity in losses of affiliates, net of distributions	1,530	9,282
Provision for deferred income taxes	10,773	15,263
Change in assets and liabilities:
Increase in accounts receivable, net	(19,805)	(11,745)
Increase in inventories	(4,404)	(4,004)
Increase in accounts payable and accrued liabilities	52,888	82,151
Increase in deferred revenue	24,586	18,870
Increase (decrease) in income taxes payable	18,224	(22,599)
(Increase) decrease in other assets and other liabilities, net	(14,926)	22,823
Other	(748)	(390)

Net cash provided by operating activities	405,949	305,857

Cash flows from investing activities:
Purchases of property, plant and equipment	(137,834)	(86,696)
Investments in certain businesses	(55,102)	(108,683)
Proceeds from the sale of business	—	65,000
Investments in marketable equity securities	(46,937)	—
Other investments	—	(5,977)
Other	683	599

Net cash used in investing activities	(239,190)	(135,757)

Cash flows from financing activities:
Net repayment of commercial paper	(122,072)	(109,424)
Principal payments on debt	(18,654)	(2,600)
Dividends paid	(50,919)	(42,217)
Proceeds from exercise of stock options	11,926	2,789

Net cash used in financing activities	(179,719)	(151,452)

Effect of currency exchange rate change	(155)	(322)

Net (decrease) increase in cash and cash equivalents	(13,115)	18,326
Beginning cash and cash equivalents	87,437	28,771

Ending cash and cash equivalents	$74,322	$47,097

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

Note 1: Acquisitions and Dispositions.

In the third quarter of 2004, Kaplan acquired three businesses in their professional division totaling $3.9 million.

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

In the third quarter of 2003, Kaplan acquired five additional businesses in its higher education and professional divisions for a total of $38.2 million, financed through cash and debt. In addition, the cable division acquired two additional systems for $1.2 million.

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

Note 2: Investments.

Investments in marketable equity securities at September 26, 2004 and December 28, 2003 consist of the following (in thousands):

	September 26, 2004	December 28, 2003
Total cost	$238,290	$186,954
Gross unrealized gains	88,284	61,004

Total fair value	$326,574	$247,958

The Company made $46.9 million in investments in marketable equity securities during the third quarter of 2004. There were no sales of marketable equity securities in the first nine months of 2004 or 2003.

At September 26, 2004 and December 28, 2003, the carrying value of the Company’s cost method investments was $4.6 million and $9.6 million, respectively. In June 2004, one of the Company’s cost method investments went public and is now reported as a marketable equity security, recorded at fair value in the consolidated balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a separate component of comprehensive income. The Company recorded charges of $0 and $0.7 million during the third quarter and first nine months of 2004, respectively, to write-down certain of its investments to estimated fair value; for the same periods of 2003, the Company recorded charges of $0 and $1.1 million, respectively.

Note 3: Borrowings.

Long-term debt consists of the following (in millions):

	September 26, 2004	December 28, 2003
Commercial paper borrowings	$66.2	$188.3
5.5 percent unsecured notes due February 15, 2009	398.8	398.7
4.0 percent notes due 2004-2006 (£8.3 million and £16.7 million at September 26, 2004 and December 28, 2003, respectively)	15.0	29.7
Other indebtedness	19.2	14.4

Total	499.2	631.1
Less current portion	(73.9)	(208.6)

Total long-term debt	$425.3	$422.5

The Company’s commercial paper borrowings at September 26, 2004 were at an average interest rate of 1.8% and mature through October 2004; the Company’s commercial paper borrowings at December 28, 2003 were at an average interest rate of 1.1% and matured through February 2004. During 2003, the notes of £16.7 million were issued to current FTC employees who were former FTC shareholders in connection with the acquisition. The noteholders, at their discretion, had the option of electing to receive 25% of their outstanding balance in January 2004. In August 2004, 50% of the original outstanding balance (less the amount paid in January 2004) was due for payment. As a result, payments of $6.2 million and $8.8 million were made in January 2004 and August 2004, respectively. The remaining balance outstanding is due for repayment in August 2006. The Company’s other indebtedness at September 26, 2004 and December 28, 2003 is at interest rates of 6% to 7% and matures from 2004 to 2009.

During the third quarter of 2004 and 2003, the Company had average borrowings outstanding of approximately $490.1 million and $595.5 million, respectively, at average annual interest rates of approximately 5.0 percent and 4.3 percent, respectively. During the third quarter of 2004 and 2003, the Company incurred net interest expense on borrowings of $6.5 million and $6.8 million, respectively.

During the first nine months of 2004 and 2003, the Company had average borrowings outstanding of approximately $532.9 million and $610.1 million, respectively, at average annual interest rates of approximately 4.7 percent and 4.2 percent, respectively. During the first nine months of 2004 and 2003, the Company incurred net interest expense on borrowings of $19.4 million and $20.2 million, respectively.

Note 4: Business Segments.

The following table summarizes financial information related to each of the Company’s business segments. The 2004 and 2003 asset information is as of September 26, 2004 and December 28, 2003, respectively.

Third Quarter Period

(in thousands)

2004	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
Operating revenues	$224,930	$91,367	$85,227	$124,887	$293,621	$—	$820,032
Income (loss) from operations	$29,979	$43,355	$11,437	$24,543	$37,975	$(6,991)	$140,298
Equity in earnings of affiliates							539
Interest expense, net							(6,523)
Other, net							858

Income before income taxes							$135,172

Depreciation expense	$9,002	$2,770	$806	$24,916	$7,526	$—	$45,020
Amortization expense	$6	$—	$—	$332	$994	$—	$1,332
Net pension credit (expense)	$1,077	$802	$9,722	$(265)	$(402)	$—	$10,934
Identifiable assets	$685,718	$404,681	$552,626	$1,106,903	$950,302	$9,709	$3,709,939
Investments in marketable equity securities							326,574
Investments in affiliates							60,865

Total assets							$4,097,378

2003	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
Operating revenues	$211,434	$74,629	$80,007	$115,346	$224,663	$—	$706,079
Income (loss) from operations	$24,281	$31,916	$10,334	$22,460	$(43,084)	$(5,809)	$40,098
Equity in losses of affiliates							(1,116)
Interest expense, net							(6,848)
Other, net							1,565

Income before income taxes							$33,699

Depreciation expense	$10,175	$2,856	$925	$22,463	$6,001	$—	$42,420
Amortization expense	$3	$—	$—	$38	$357	$—	$398
Net pension credit (expense)	$3,321	$1,017	$10,249	$(183)	$(260)	$—	$14,144
Identifiable assets	$673,631	$410,580	$533,305	$1,119,826	$845,983	$8,963	$3,592,288
Investments in marketable equity securities							247,958
Investments in affiliates							61,312

Total assets							$3,901,558

Nine Month Period

(in thousands)

2004	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
Operating revenues	$677,734	$257,927	$260,816	$372,327	$828,588	$—	$2,397,392
Income (loss) from operations	$99,646	$118,336	$35,891	$72,382	$88,055	$(23,095)	$391,215
Equity in losses of affiliates							(1,530)
Interest expense, net							(19,412)
Other, net							1,529

Income before income taxes							$371,802

Depreciation expense	$28,023	$8,321	$2,484	$74,093	$20,727	$—	$133,648
Amortization expense	$14	$—	$—	$405	$7,174	$—	$7,593
Net pension credit (expense)	$2,462	$2,430	$27,890	$(765)	$(1,128)	$—	$30,889

2003	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
Operating revenues	$638,616	$227,206	$249,370	$340,266	$598,001	$—	$2,053,459
Income (loss) from operations	$82,669	$97,249	$23,575	$64,470	$(23,630)	$(18,245)	$226,088
Equity in losses of affiliates							(9,282)
Interest expense, net							(20,170)
Other, net							51,973

Income before income taxes							$248,609

Depreciation expense	$31,923	$8,376	$2,806	$68,140	$17,782	$—	$129,027
Amortization expense	$11	$—	$—	$113	$786	$—	$910
Net pension credit (expense)	$9,071	$3,147	$28,244	$(669)	$(963)	$—	$38,830

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

The Company’s goodwill and other intangible assets as of September 26, 2004 and December 28, 2003 were as follows (in thousands):

	Gross	Accumulated Amortization	Net
2004
Goodwill	$1,315,511	$298,402	$1,017,109
Indefinite-lived intangible assets	651,812	163,806	488,006
Amortized intangible assets	21,878	10,401	11,477

	$1,989,201	$472,609	$1,516,592

2003
Goodwill	$1,264,096	$298,402	$965,694
Indefinite-lived intangible assets	650,462	163,806	486,656
Amortized intangible assets	8,034	2,808	5,226

	$1,922,592	$465,016	$1,457,576

Activity related to the Company’s goodwill and other intangible assets during the nine months ended September 26, 2004 was as follows (in thousands):

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Goodwill, net
Beginning of year	$71,277	$203,165	$69,556	$85,666	$536,030	$965,694
Acquisitions	1,390	—	—	—	49,238	50,628
Foreign currency exchange rate changes	—	—	—	—	787	787

Balance at September 26, 2004	$72,667	$203,165	$69,556	$85,666	$586,055	$1,017,109

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Indefinite-Lived Intangible Assets, net
Beginning of year	—	—	—	$484,556	$2,100	$486,656
Acquisitions	—	—	—	1,350	—	1,350

Balance at September 26, 2004	—	—	—	$485,906	$2,100	$488,006

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Amortized intangible assets, net
Beginning of year	$30	—	—	$1,081	$4,115	$5,226
Acquisitions	130	—	—	1,788	11,872	13,790
Foreign currency exchange rate changes	—	—	—	—	54	54
Amortization	(14)	—	—	(405)	(7,174)	(7,593)

Balance at September 26, 2004	$146	—	—	$2,464	$8,867	$11,477

Activity related to the Company’s goodwill and other intangible assets during the nine-months ended September 28, 2003 was as follows (in thousands):

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Goodwill, net
Beginning of year	$72,738	$203,165	$69,556	$85,666	$339,736	$770,861
Acquisitions	—	—	—	—	143,204	143,204
Disposition	(1,461)	—	—	—	—	(1,461)
Foreign currency exchange rate changes	—	—	—	—	5,143	5,143

Balance at September 28, 2003	$71,277	$203,165	$69,556	$85,666	$488,083	$917,747

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Indefinite-Lived Intangible Assets, net
Beginning of year	—	—	—	$482,419	—	$482,419
Acquisitions	—	—	—	2,137	—	2,137

Balance at September 28, 2003	—	—	—	$484,556	—	$484,556

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Amortized intangible assets, net
Beginning of year	$45	—	—	$1,232	$876	$2,153
Acquisitions		—	—	—	3,059	3,059
Amortization	(11)	—	—	(113)	(786)	(910)

Balance at September 28, 2003	$34	—	—	$1,119	$3,149	$4,302

Note 6: Change in Accounting Method – Stock Options.

Effective the first day of the Company’s 2002 fiscal year, the Company adopted the fair-value-based method of accounting for Company stock options as outlined in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). This change in accounting method was applied prospectively to all awards granted from the beginning of the Company’s fiscal year 2002 and thereafter. Stock options awarded prior to fiscal 2002 are accounted for under the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table presents what the Company’s results would have been had the fair values of options granted after 1995, but prior to 2002, been recognized as compensation expense in the third quarter and first nine-months of 2004 and 2003 (in thousands, except per share amounts).

	Quarter ended		Nine-months ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Net income available for common shares, as reported	$82,227	$19,647	$225,810	$152,582
Add: Company stock option compensation expense included in net income, net of related tax effects	123	87	369	260
Deduct: Total Company stock option compensation expense determined under the fair value based method for all awards, net of related tax effects	(846)	(876)	(2,539)	(2,629)

Pro forma net income available for common shares	$81,504	$18,858	$223,640	$150,213

Basic earnings per share, as reported	$8.59	$2.06	$23.62	$16.01
Pro forma basic earnings per share	$8.52	$1.98	$23.39	$15.77
Diluted earnings per share, as reported	$8.57	$2.06	$23.54	$15.97
Pro forma diluted earnings per share	$8.49	$1.97	$23.32	$15.72

Note 7: Antidilutive Securities.

There were no antidilutive stock options outstanding during the third quarter and first nine months of 2004. The third quarter and first nine months of 2003 diluted earnings per share amounts exclude the effects of 12,000 and 11,500 stock options outstanding, respectively, as their inclusion would be antidilutive.

Note 8: Kaplan Stock Option Plan.

The Company maintains a stock option plan at its Kaplan subsidiary that provides for the issuance of Kaplan stock options to certain members of Kaplan’s management. The fair value of Kaplan’s common stock is determined by the Company’s compensation committee of the Board of Directors. In September 2003, the committee set the fair value price of Kaplan common stock at $1,625 per share, which is determined after deducting intercompany debt from Kaplan’s enterprise value. Also in September 2003, the Company announced an offer totaling $138 million for approximately 55% of the stock options outstanding at Kaplan. The Company’s offer included a 10% premium over the current valuation price of Kaplan common stock of $1,625 per share; by the end of October 2003, 100% of the eligible stock options were tendered. The Company paid out $118.7 million in the fourth quarter of 2003 and the remainder of the payouts, related to 14,463 tendered stock options, will be made at the time of their scheduled vesting from 2004 to 2007 if the option holder is still employed at Kaplan. Additionally, stock compensation expense will be recorded on these remaining exercised options over the remaining vesting periods of 2004 to 2007. A small number of key Kaplan executives continue to hold the remaining 68,000 outstanding Kaplan stock options, with roughly half of these options expiring in 2007 and half expiring in 2011. The remaining 68,000 of outstanding Kaplan stock options represent 4.8% of Kaplan’s common stock at September 30, 2004.

The Company recorded expense of $5.1 million and $74.6 million for the third quarter of 2004 and 2003, respectively, and $22.9 million and $104.6 million for the first nine months of 2004 and 2003, respectively, related to this plan.

Note 9: Pension and Postretirement Plans.

The total (income) cost arising from the Company’s defined benefit pension plans for the third quarter and nine months ended September 26, 2004 and September 28, 2003 consists of the following components (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Service cost	$5,798	$5,121	$17,098	$14,844
Interest cost	9,526	8,644	27,628	25,054
Expected return on assets	(25,086)	(24,655)	(72,616)	(71,462)
Amortization of transition asset	(292)	(562)	(795)	(1,628)
Amortization of prior service cost	1,083	1,070	3,446	3,102
Recognized actuarial gain	(1,963)	(3,762)	(5,782)	(10,905)

Net periodic benefit	(10,934)	(14,144)	(31,021)	(40,995)
Early retirement program expense	—	—	132	2,165

Total benefit	$(10,934)	$(14,144)	$(30,889)	$(38,830)

The total (income) cost arising from the Company’s postretirement plans for the third quarter and nine months ended September 26, 2004 and September 28, 2003, consists of the following components (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Service cost	$1,231	$1,291	$3,693	$3,873
Interest cost	1,873	1,849	5,619	5,547
Amortization of prior service cost	(147)	(90)	(439)	(270)
Recognized actuarial gain	(414)	(419)	(1,240)	(1,257)

Total cost	$2,543	$2,631	$7,633	$7,893

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

Results of Operations

Net income for the third quarter of 2004 was $82.5 million ($8.57 per share), up from net income of $19.9 million ($2.06 per share) for the third quarter of last year.

In the third quarter of 2003, there was a partial buyout of the Kaplan stock compensation plan and total Kaplan stock compensation expense was $74.6 million. This year’s quarter three stock compensation expense was $5.1 million.

Revenue for the third quarter of 2004 was $820.0 million, up 16% from $706.1 million in 2003. The increase in revenue is due to strong revenue growth at all of the Company’s divisions, particularly the education and television broadcasting divisions.

Operating income was up for the third quarter of 2004 to $140.3 million, from $40.1 million in 2003. The increase is attributable to improved operating results at each of the Company’s divisions, as well as the decline in the charge for stock compensation expense at the Kaplan education division noted above.

For the first nine months of 2004, net income totaled $226.8 million ($23.54 per share), compared with net income of $153.6 million ($15.97 per share) for the same period of 2003. Results for the first nine months of 2004 included $22.9 million in stock compensation expense at the education division, versus $104.6 million for the first nine months of 2003.

Results for the first nine months of 2003 included an after-tax non-operating gain from the sale of the Company’s 50 percent interest in the International Herald Tribune (after-tax impact of $32.3 million, or $3.38 per share) and an early retirement program charge at The Washington Post newspaper (after-tax impact of $1.3 million, or $0.14 per share).

Revenue for the first nine months of 2004 was $2,397.4 million, up 17% over revenue of $2,053.5 million for the first nine months of 2003. The increase in revenue is due mostly to significant revenue growth at the Company’s education and television broadcasting divisions, along with strong revenue growth at the Company’s other divisions. Operating income increased to $391.2 million, from $226.1 million in 2003. Consistent with the Company’s third quarter results, the Company’s year-to-date results benefited from the decline in Kaplan stock compensation expense as discussed above. Also consistent with the Company’s results for the third quarter of 2004, the Company’s year-to-date results benefited from improved operating results at each of its operating divisions, particularly at the education and television broadcasting divisions.

Excluding charges related to early retirement programs, the Company’s operating income for the third quarter and first nine months of 2004 includes $10.9 million and $31.0 million of net pension credits, respectively, compared to $14.1 million and $41.0 million for the same periods of 2003. At December 28, 2003, the Company reduced its assumption on the discount rate from 6.75% to 6.25%. Overall, the pension credit for 2004 is expected to be down by approximately $13 million compared to 2003, excluding charges related to early retirement programs.

Newspaper Publishing Division. Newspaper publishing division revenue totaled $224.9 million for the third quarter of 2004, an increase of 6% from $211.4 million in the third quarter of 2003; division revenue increased 6% to $677.7 million for the first nine months of 2004, from $638.6 million for the first nine months of 2003. Division operating income for the third quarter increased 23% to $30.0 million, from $24.3 million in the third quarter of 2003; operating income increased 21% to $99.6 million for the first nine months of 2004, compared to $82.7 million for the first nine months of 2003. Third quarter operating results in 2004 reflect higher print and online advertising revenue, payroll savings from early retirement programs implemented at The Post in 2003, an 11% increase in newsprint expense at The Post, and a $2.1 million reduction in the net pension credit. The increase in operating income for the first nine months of 2004 is due to increased advertising revenue, cost control initiatives employed throughout the division, and a $2.2 million pre-tax early retirement program charge at The Washington Post newspaper in the second quarter of 2003, offset by an 8% increase in newsprint expense at The Post and an $8.5 million reduction in the net pension credit, excluding charges related to early retirement programs.

Print advertising revenue at The Washington Post newspaper in the third quarter increased 4% to $140.9 million, from $135.7 million in 2003, and increased 4% to $433.1 million for the first nine months of 2004, from $416.4 million for the first nine months of 2003. The increase in print advertising revenue for the third quarter of 2004 is primarily due to increases in classified recruitment and several special sections. Classified recruitment advertising revenue was up 23% to $20.1 million in the third quarter of 2004, a $3.7 million increase compared to the third quarter of 2003. The increase in print advertising revenue for the first nine months of 2004 is primarily due to increases in classified recruitment, general and preprints. Classified recruitment advertising revenue was up 21% to $58.7 million, a $10.2 million increase compared to the first nine months of 2003.

For the first nine months of 2004, Post daily and Sunday circulation declined 3.3% and 2.3%, respectively, compared to the same period of the prior year. For the nine months ended September 26, 2004, average daily circulation at The Post totaled 709,500 and average Sunday circulation totaled 1,014,000.

Revenue generated by the Company’s online publishing activities, primarily washingtonpost.com, increased 33% to $15.9 million for the third quarter of 2004, from $12.0 million in the third quarter of 2003; online revenues increased 37% to $44.7 million for the first nine months of 2004, from $32.6 million in the first nine months of 2003. Local and national online advertising revenues grew 55% and 59% for the third quarter and first nine months of 2004, respectively. Online classified advertising revenue on washingtonpost.com increased 27% in the third quarter of 2004 and 36% for the first nine months of 2004.

Television Broadcasting Division. Revenue for the television broadcasting division increased 22% in the third quarter of 2004 to $91.4 million, from $74.6 million in 2003, due primarily to $9.6 million in political advertising and $8.0 million in incremental summer Olympics-related advertising at the Company’s NBC affiliates. Offsetting these increases, the Company’s advertising revenues at its three television stations in Florida were adversely affected as a result of three hurricanes that hit Florida in the third quarter of 2004. For the first nine months of 2004, revenue increased 14% to $257.9 million, from $227.2 million in 2003. 2004 results include $16.8 million in political advertising and $8.0 million in incremental Olympics-advertising, while 2003 results were negatively impacted by several days of commercial-free coverage in connection with the Iraq war in March 2003.

Operating income for the third quarter and first nine months of 2004 increased 36% and 22%, respectively, to $43.4 million and $118.3 million, respectively, from $31.9 million and $97.2 million for the third quarter and first nine months of 2003, respectively. The operating income increases are primarily related to the revenue growth discussed above, offset by approximately $0.9 million in expenses incurred in connection with the Florida hurricanes.

Magazine Publishing Division. Revenue for the magazine publishing division totaled $85.2 million for the third quarter of 2004, a 7% increase from $80.0 million for the third quarter of 2003; division revenue totaled $260.8 million for the first nine months of 2004, a 5% increase from $249.4 million for the first nine months of 2003. The revenue increase in the third quarter is due primarily to a 13% rise in advertising revenue, largely driven by increased ad pages at both the domestic and international editions of Newsweek, and one additional issue of the international division, offset by a 1% decrease in circulation revenue. The increase in revenues for the first nine months of 2004 is primarily due to an 11% increase in advertising revenue, largely from increased ad pages at the domestic and international editions of Newsweek, as well as lower travel-related advertising revenues at the Pacific edition of Newsweek in 2003 due to the SARS outbreak, offset by a 4% decrease in circulation revenue.

Operating income totaled $11.4 million for the third quarter of 2004, an 11% increase from $10.3 million in the third quarter of 2003. The increase in operating income is primarily due to the increase in Newsweek advertising revenue and a reduction in subscription acquisition, advertising and circulation expenses at the international editions of Newsweek, offset by increases in subscription acquisition, editorial and general operating expenses at the domestic edition of Newsweek. Operating income totaled $35.9 million for the first nine months of 2004, up 52% from $23.6 million for the first nine months of 2003. The year-to-date improvement in operating results is primarily attributable to increased advertising revenue, continued cost controls at Newsweek’s international editions, and improved results at the Company’s trade magazines.

Cable Television Division. Cable division revenue of $124.9 million for the third quarter of 2004 represents an 8% increase over 2003 third quarter revenue of $115.3 million; for the first nine months of 2004, revenue increased 9% to $372.3 million, from $340.3 million in 2003. The 2004 revenue increase is due to continued growth in the division’s cable modem and digital service revenues and a $2 monthly rate increase for basic cable service, effective March 1, 2004, at most of the cable division’s systems.

Cable division operating income for the third quarter of 2004 increased 9% to $24.5 million, from $22.5 million for the third quarter of 2003; for the first nine months of 2004, operating income increased 12% to $72.4 million, from $64.5 million for the first nine months of 2003. These increases in operating income are due mostly to the division’s significant revenue growth, offset by higher depreciation and programming expenses, along with increases in internet and employee benefit costs.

The increase in depreciation expense is due to significant capital spending in recent years that has enabled the cable division to offer digital and broadband cable services to its subscribers. At September 30, 2004, the cable division had approximately 220,500 digital cable subscribers, down slightly from 222,900 at December 31, 2003, but up from 212,700 at the end of September 2003. This represents a 31% penetration of the subscriber base. At September 30, 2004, the cable division had 165,600 CableONE.net service subscribers, compared to 121,700 at the end of September 2003. Both digital and cable modem services are now offered in virtually all of the cable division’s markets.

At September 30, 2004, the cable division had 712,800 basic subscribers, compared to 716,700 at the end of September 2003. The decrease is due to small losses associated with the basic rate increase discussed above.

At September 30, 2004, Revenue Generating Units (RGUs), as defined by the NCTA Standard Reporting Categories, totaled 1,098,900, compared to 1,051,100 as of September 30, 2003. The increase is due to an increase in the number of digital cable and high speed data customers. RGUs include about 7,000 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by the various franchise agreements.

Below are details of Cable division capital expenditures for the nine months of 2004 and 2003, as defined by the NCTA Standard Reporting Categories (in millions):

	2004	2003
Customer Premise Equipment	$19.8	$10.7
Commercial	—	0.1
Scaleable Infrastructure	6.3	3.5
Line Extensions	10.6	7.0
Upgrade/Rebuild	10.3	17.9
Support Capital	11.8	8.8

Total	$58.8	$48.0

Education Division. Education division revenue totaled $293.6 million for the third quarter of 2004, a 31% increase over revenue of $224.7 million for the same period of 2003. Excluding revenue from acquired businesses, primarily in the higher education division and the professional training schools that are part of supplemental education, education division revenue increased 24% for the third quarter of 2004. Kaplan reported operating income for the third quarter of 2004 of $38.0 million, compared to an operating loss for the third quarter of 2003 of $43.1 million; a significant portion of the improvement is due to a $69.5 million decrease in Kaplan stock compensation expense as discussed previously.

For the first nine months of 2004, education division revenue totaled $828.6 million, a 39% increase over revenue of $598.0 million for the same period of 2003. Excluding revenue from acquired businesses, primarily in the higher education division and the professional training schools that are part of supplemental education, education division revenue increased 25% for the first nine months of 2004. Kaplan reported operating income of $88.1 million for the first nine months of 2004, compared to an operating loss of $23.6 million for the first nine months of 2003; a significant portion of the improvement is due to an $81.7 million decrease in Kaplan stock compensation expense as discussed previously.

A summary of operating results for the third quarter and the first nine months of 2004 compared to 2003 is as follows:

	Third Quarter			YTD
(In thousands)	2004	2003	% Change	2004	2003	% Change
Revenue
Supplemental education	$151,093	$128,981	17	$430,103	$342,871	25
Higher education	142,528	95,682	49	398,485	255,130	56

	$293,621	$224,663	31	$828,588	$598,001	39

Operating income (loss)
Supplemental education	$32,894	$26,434	24	$78,588	$66,629	18
Higher education	20,162	13,448	50	63,677	37,469	70
Kaplan corporate overhead	(8,937)	(8,025)	(11)	(24,127)	(22,358)	(8)
Other*	(6,144)	(74,941)	92	(30,083)	(105,370)	71

	$37,975	$(43,084)	—	$88,055	$(23,630)	—

*	Other includes charges accrued for stock-based incentive compensation and amortization of certain intangibles.

Supplemental education includes Kaplan’s test preparation, professional training and Score! businesses. Part of the increase in supplemental education revenue and operating income for the first nine months of 2004 is from Financial Training Company (FTC), which was acquired in March 2003. Headquartered in London, FTC provides test preparation services for accountants and financial services professionals, with training centers in the United Kingdom and Asia. The improvement in supplemental education results for 2004 is also due to strong enrollment growth at Kaplan’s traditional test preparation business (particularly the SAT/PSAT and MCAT) and the professional real estate courses. Score! also contributed to the improved revenue and operating results due to higher rates and 11 new centers compared to 2003.

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

Other expense is comprised of accrued charges for stock-based incentive compensation arising from a stock option plan established for certain members of Kaplan’s management and amortization of certain intangibles. Under the stock-based incentive plan, the amount of compensation expense varies directly with the estimated fair value of Kaplan’s common stock and the number of options outstanding. For the third quarter of 2004 and 2003, the Company recorded expense of $5.1 million and $74.6 million, respectively, and $22.9 million and $104.6 million for the first nine months of 2004 and 2003, respectively, related to this plan. The stock compensation expense for the first nine months of 2003 includes the impact of the third quarter 2003 buyout offer for approximately 55% of the stock options outstanding at Kaplan. The stock compensation expense in 2004 is based on the remaining Kaplan stock options held by a small number of Kaplan executives after the 2003 buyout.

Corporate Office. The corporate office operating expenses increased in the third quarter of 2004 to $7.0 million, from $5.8 million in the third quarter of 2003; for the first nine months of 2004, expenses increased to $23.1 million, from $18.2 million for the first nine months of 2003. The increase in expenses is associated with several company-wide technology projects and compliance costs in connection with Section 404 of the Sarbanes-Oxley Act of 2002.

Equity in Losses of Affiliates. The Company’s equity in earnings of affiliates for the third quarter of 2004 was $0.5 million, compared to losses of $1.1 million for the third quarter of 2003. For the first nine months of 2004, the Company’s equity in losses of affiliates totaled $1.5 million, compared to losses of $9.3 million for the same period of 2003. The Company’s affiliate investments consist of a 49 percent interest in BrassRing LLC and a 49 percent interest in Bowater Mersey Paper Company Limited. The reduction in affiliate losses for 2004 is attributable to improved operating results at both BrassRing and Bowater.

On January 1, 2003, the Company sold its 50 percent interest in the International Herald Tribune for $65 million and the Company recorded an after-tax non-operating gain of $32.3 million in the first quarter of 2003.

Other Non-Operating Income. The Company recorded other non-operating income, net, of $0.9 million for the third quarter of 2004, compared to $1.6 million of other non-operating income, net, in the third quarter of 2003. The Company recorded other non-operating income, net, of $1.5 million for the first nine months of 2004, compared to other non-operating income, net, of $52.0 million for the same period of the prior year. The 2003 non-operating income, net, is comprised mostly of a $49.8 million pre-tax gain from the sale of the Company’s 50 percent interest in the International Herald Tribune.

A summary of non-operating income (expense) for the thirty-nine weeks ended September 26, 2004 and September 28, 2003, follows (in millions):

	2004	2003
Gain on sale of interest in IHT	$—	$49.8
Impairment write-downs on cost method and other investments	(0.7)	(1.1)
Foreign currency gains, net	0.7	1.2
Other, net	1.5	2.1

Total	$1.5	$52.0

Net Interest Expense. The Company incurred net interest expense of $6.5 million and $19.4 million for the third quarter and first nine months of 2004, respectively, compared to $6.8 million and $20.2 million for the same periods of 2003. At September 26, 2004, the Company had $499.2 million in borrowings outstanding at an average interest rate of 5.0%.

Provision for Income Taxes. The effective tax rate for the third quarter and first nine months of 2004 was 39.0%, compared to 41.0% and 38.2%, respectively, for the same periods of 2003. The 2003 year-to-date effective tax rate benefited from the 35.1% effective tax rate applicable to the one-time gain arising from the sale of the Company’s interest in the International Herald Tribune.

Earnings Per Share. The calculation of diluted earnings per share for the third quarter and first nine months of 2004 was based on 9,598,000 and 9,591,000 weighted average shares outstanding, respectively, compared to 9,556,000 and 9,554,000, respectively, for the third quarter and first nine months of 2003. The Company made no significant repurchases of its stock during the first nine months of 2004.

Financial Condition: Capital Resources and Liquidity

Acquisitions and Dispositions. In the third quarter of 2004, Kaplan acquired three businesses in their professional division totaling $3.9 million.

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

In the third quarter of 2003, Kaplan acquired five additional businesses in its higher education and professional divisions for a total of $38.2 million, financed through cash and debt. In addition, the cable division acquired two additional systems for $1.2 million.

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

Capital expenditures. During the first nine months of 2004, the Company’s capital expenditures totaled $137.8 million. The Company estimates that its capital expenditures will be in the range of $190 million to $215 million in 2004.

Liquidity. Throughout the first nine months of 2004, the Company’s borrowings, net of repayments, decreased by $131.9 million, with the decrease primarily due to cash flows from operations.

At September 26, 2004, the Company had $499.2 million in total debt outstanding, which comprised $66.2 million of commercial paper borrowings, $398.8 million of 5.5 percent unsecured notes due February 15, 2009, and $34.2 million in other debt.

During the third quarter of 2004 and 2003, the Company had average borrowings outstanding of approximately $490.1 million and $595.5 million, respectively, at average annual interest rates of approximately 5.0 percent and 4.3 percent, respectively. During the third quarter of 2004 and 2003, the Company incurred net interest expense on borrowings of $6.5 million and $6.8 million, respectively.

During the first nine months of 2004 and 2003, the Company had average borrowings outstanding of approximately $532.9 million and $610.1 million, respectively, at average annual interest rates of approximately 4.7 percent and 4.2 percent, respectively. During the first nine months of 2004 and 2003, the Company incurred net interest expense on borrowings of $19.4 million and $20.2 million, respectively.

At September 26, 2004 and December 28, 2003, the Company has a working capital deficit of $120.0 million and $216.0 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company has classified all of its commercial paper borrowing obligations as a current liability at September 26, 2004 and December 28, 2003 as the Company intends to pay down commercial paper borrowings from operating cash flow. However, the Company continues to maintain the ability to refinance such obligations on a long-term basis through new debt issuance and/or its revolving credit facility agreements.

The Company expects to fund its estimated capital needs primarily through internally generated funds and, to a lesser extent, commercial paper borrowings. In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2004.

As noted above, the Company’s borrowings have declined by $131.9 million, to $499.2 million, as compared to borrowings of $631.1 million at December 28, 2003. In the second quarter of 2004, the Company entered into a building lease and other commitments aggregating about $45.0 million from 2004 through 2014. There were no other significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.

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

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 26, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(a)	The following documents are filed as exhibits to this report:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.3	By-Laws of the Company as amended and restated through September 22, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.1	Form of the Company’s 5.50% Notes due February 15, 2009, issued under the Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.2	Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.3	First Supplemental Indenture dated as of September 22, 2003, among WP Company LLC, the Company and Bank One, NA, as successor to The First National Bank of Chicago, as trustee, to the Indenture dated as of February 17, 1999, between The Washington Post Company and The First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.4	364-Day Credit Agreement dated as of August 11, 2004, among the Company, Citibank, N.A., JPMorgan Chase Bank, Wachovia Bank, N.A., SunTrust Bank, The Bank of New York and Riggs Bank N.A.

4.5	5-Year Credit Agreement dated as of August 14, 2002, among the Company, Citibank, N.A., Wachovia Bank, N.A., SunTrust Bank, Bank One, N.A., JPMorgan Chase Bank, The Bank of New York and Riggs Bank N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002).

4.6	Consent and Amendment No. 1 dated as of August 13, 2003, to the 5-Year Credit Agreement dated as of August 14, 2002, among the Company, Citibank, N.A. and the other lenders that are parties to such Credit Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 22, 2003).

10.1	The Washington Post Company Incentive Compensation Plan as amended and restated effective September 9, 2004.

11	Calculation of earnings per share of common stock.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

(b)	The following reports on Form 8-K were filed during the quarter for which this report is filed:

Current Report on Form 8-K dated July 30, 2004, reporting under Item 7 the Company’s second quarter earnings and including as an exhibit the Company’s press release dated July 30, 2004.

Current Report on Form 8-K dated September 9, 2004, reporting under Item 5 the Company’s announcement of the election of Melinda Gates to the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY (Registrant)

Date: October 29, 2004	/s/ Donald E. Graham
Donald E. Graham, Chairman & Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2004	/s/ John B. Morse, Jr.
John B. Morse, Jr., Vice President-Finance (Principal Financial Officer)