Form 10-K
period 2005-01-02
WASHINGTON POST CO
filed 2005-03-04
CIK 104889

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 2, 2005

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

Aggregate market value of the Company’s voting stock held by non-affiliates on June 27, 2004, based on the closing price for the Company’s Class B Common Stock on the New York Stock Exchange on such date: approximately $4,927,000,000.

Shares of common stock outstanding at February 18, 2005:

Class A Common Stock – 1,722,250 shares
Class B Common Stock – 7,866,357 shares

Documents partially incorporated by reference:

Definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders
(incorporated in Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof).

THE WASHINGTON POST COMPANY 2004 FORM 10-K

PART I
Item 1. Business.
The principal business activities of The Washington Post Company (the “Company”) consist of newspaper publishing (principally The Washington Post), television broadcasting (through the ownership and operation of six television broadcast stations), the ownership and operation of cable television systems, the provision of educational services (through its Kaplan subsidiary), and magazine publishing (principally Newsweek magazine).
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
The Company’s operations in geographic areas outside the United States (consisting primarily of Kaplan’s foreign operations and the publication of the international editions of Newsweek) during the Company’s 2004, 2003 and 2002 fiscal years accounted for approximately 6%, 5% and 3%, respectively, of its consolidated revenues, and the identifiable assets attributable to such operations represented approximately 6% of the Company’s consolidated assets at January 2, 2005 and December 28, 2003, and less than 2% of the Company’s consolidated assets at December 29, 2002.
Newspaper Publishing
The Washington Post
WP Company LLC (“WP Company”), a subsidiary of the Company, publishes The Washington Post, which is a morning and Sunday newspaper primarily distributed by home delivery in the Washington, D.C. metropolitan area, including large portions of Virginia and Maryland.
The following table shows the average paid daily (including Saturday) and Sunday circulation of The Post for the 12-month periods ended September 30 in each of the last five years, as reported by the Audit Bureau of Circulations (“ABC”) for the years 2000–2003 and as estimated by The Post for the 12-month period ended September 30, 2004 (for which period ABC had not completed its audit as of the date of this report) from the semiannual publisher’s statements submitted to ABC for the six-month periods ended March 31, 2004 and September 30, 2004:

	Average Paid Circulation

	Daily	Sunday

2000	777,521	1,075,918

2001	771,614	1,066,723

2002	767,843	1,058,458

2003	749,323	1,035,204

2004	729,981	1,016,533
The newsstand price for the daily newspaper was increased from $0.25 (which had been the price since 1981) to $0.35 effective December 31, 2001. The newsstand price for the Sunday newspaper has been $1.50 since 1992. In July 2004 the rate charged for home-delivered copies of the daily and Sunday newspaper for each four-week period was increased to $14.40 from $13.44, which had been the rate since July 2003. The corresponding rate charged for Sunday-only home delivery has been $6.00 since 1991.
General advertising rates were increased by an average of approximately 5.3% on January 1, 2004, and by approximately another 4.5% on January 1, 2005. Rates for most categories of classified and retail advertising were increased by an average of approximately 3.2% on February 1, 2004, and by approximately an additional 3.4% on February 1, 2005.
The following table sets forth The Post’s advertising inches (excluding preprints) and number of preprints for the past five years:

	2000	2001	2002	2003	2004

Total Inches (in thousands)	3,363	2,714	2,657	2,675	2,726

Full-Run Inches	2,634	2,296	2,180	2,121	2,120

Part-Run Inches	729	418	477	554	606

Preprints (in millions)	1,602	1,556	1,656	1,835	1,887
2004 FORM 10-K

WP Company also publishes The Washington Post National Weekly Edition, a tabloid that contains selected articles and features from The Washington Post edited for a national audience. The National Weekly Edition has a basic subscription price of $78 per year and is delivered by second-class mail to approximately 42,000 subscribers.
The Post has about 645 full-time editors, reporters and photographers on its staff; draws upon the news reporting facilities of the major wire services; and maintains correspondents in 21 news centers abroad and in New York City; Los Angeles; San Francisco; Chicago; Miami; Austin, Texas; and Seattle, Washington. The Post also maintains reporters in 12 local news bureaus.
In August 2003, Express Publications Company, LLC (“Express Publications”), another subsidiary of the Company, began publishing a weekday tabloid newspaper named Express, which is distributed free of charge using hawkers and news boxes near Metro stations and in other locations in Washington, D.C. and nearby suburbs with heavy daytime sidewalk traffic. A typical edition of Express is 28 to 36 pages long and contains short news, entertainment and sports stories as well as both classified and display advertising. Current daily circulation is approximately 157,000 copies. Express relies primarily on wire service and syndicated content and is edited by a full-time newsroom staff of 13. Advertising sales, production, and certain other services for Express are provided by WP Company.
Washingtonpost.Newsweek Interactive
Washingtonpost.Newsweek Interactive Company, LLC (“WPNI”) develops news and information products for electronic distribution. Since 1996 this subsidiary of the Company has produced washingtonpost.com, an Internet site that features the full editorial text of The Washington Post and most of The Post’s classified advertising, as well as original content created by WPNI’s staff and content obtained from other sources. As measured by WPNI, this site is currently generating more than 190 million page views per month. The washingtonpost.com site also features comprehensive information about activities, groups and businesses in the Washington, D.C. area, including an arts and entertainment section and a news section focusing on technology businesses and related policy issues. This site has developed a substantial audience of users who are outside of the Washington, D.C. area, and WPNI believes that at least three-quarters of the unique users who access the site each month are in that category. Since 2002 WPNI has required most users accessing the washingtonpost.com site to register and provide their year of birth, gender and zip code. The resulting information helps WPNI provide online advertisers with opportunities to target specific geographic areas and demographic groups. Early in 2004 this registration process was modified to include the collection of additional information from users, including job title and the type of industry in which the user works. WPNI also offers registered users the option of receiving various e-mail newsletters that cover specific topics, including political news and analysis, personal technology, and entertainment.
WPNI also produces the Newsweek Internet site, which was launched in 1998 and contains editorial content from the print edition of Newsweek as well as daily news updates and analysis, photo galleries, web guides and other features.
On January 14, 2005, WPNI purchased Slate, an online magazine that was founded by Microsoft Corporation in 1996. Slate features articles analyzing news, politics and contemporary culture, and adds new material on a daily basis. Content is supplied by the magazine’s own editorial staff as well as by independent contributors.
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
Community Newspaper Division of Post-Newsweek Media
The Community Newspaper Division of Post-Newsweek Media, Inc. publishes two weekly paid-circulation, three twice-weekly paid-circulation and 34 controlled-circulation weekly community newspapers. This division’s newspapers are divided into two groups: The Gazette Newspapers, which circulate in Montgomery, Prince George’s and Frederick Counties and in parts of Carroll County, Maryland; and Southern Maryland Newspapers, which circulate in southern Prince George’s County and in Charles, St. Mary’s and Calvert Counties, Maryland. During 2004 these newspapers had a

THE WASHINGTON POST COMPANY

combined average circulation of approximately 680,000 copies. This division also produces military newspapers (most of which are weekly) under agreements where editorial material is supplied by local military bases; in 2004 the 12 military newspapers produced by this division had a combined average circulation of more than 195,000 copies.
The Gazette Newspapers and Southern Maryland Newspapers together employ approximately 165 editors, reporters and photographers.
This division also operates two commercial printing businesses in suburban Maryland.
The Herald
The Company owns The Daily Herald Company, publisher of The Herald in Everett, Washington, about 30 miles north of Seattle. The Herald is published mornings seven days a week and is primarily distributed by home delivery in Snohomish County. The Daily Herald Company also provides commercial printing services and publishes four controlled-circulation weekly community newspapers (collectively known as The Enterprise Newspapers) that are distributed in south Snohomish and north King Counties.
The Herald’s average paid circulation as reported to ABC for the 12 months ended September 30, 2004, was 50,659 daily (including Saturday) and 55,899 Sunday. The aggregate average weekly circulation of The Enterprise Newspapers during the 12-month period ended December 31, 2004, was approximately 77,500 copies.
The Herald and The Enterprise Newspapers together employ approximately 80 editors, reporters and photographers.
Greater Washington Publishing
The Company’s Greater Washington Publishing, Inc. subsidiary publishes several free-circulation advertising periodicals that have little or no editorial content and are distributed in the greater Washington, D.C. metropolitan area using sidewalk distribution boxes. Greater Washington Publishing’s two largest periodicals are The Washington Post Apartment Showcase, which is published monthly and has an average circulation of about 55,000 copies, and New Homes Guide, which is published six times a year and also has an average circulation of about 55,000 copies.
El Tiempo Latino
In May 2004 the Company acquired El Tiempo Latino LLC, the publisher of El Tiempo Latino, a weekly Spanish-language newspaper that is distributed free of charge in northern Virginia, suburban Maryland and Washington, D.C. using sidewalk news boxes and retail locations that provide space for distribution. El Tiempo Latino provides a mix of local, national and international news along with sports and community-events coverage, and has a current circulation of approximately 45,000 copies. Employees of the newspaper handle advertising sales as well as pre-press production, and content is provided by a combination of wire service copy, contributions from freelance writers and photographers, and stories produced by the newspaper’s own editorial staff.
Television Broadcasting
Through subsidiaries, the Company owns six VHF television stations located in Detroit, Michigan; Houston, Texas; Miami, Florida; Orlando, Florida; San Antonio, Texas; and Jacksonville, Florida; which are, respectively, the 10th, 11th, 17th, 20th, 37th and 52nd largest broadcasting markets in the United States.
Five of the Company’s television stations are affiliated with one or another of the major national networks. The Company’s Jacksonville station, WJXT, has operated as an independent station since July 2002.
The Company’s 2004 net operating revenues from national and local television advertising and network compensation were as follows:

National	$130,659,000

Local	209,256,000

Network	17,735,000

Total	$357,650,000

2004 FORM 10-K

The following table sets forth certain information with respect to each of the Company’s television stations:

Station Location and				Expiration	Total Commercial
Year Commercial	National		Expiration	Date of	Stations in DMA(b)
Operation	Market	Network	Date of FCC	Network
Commenced	Ranking(a)	Affiliation	License	Agreement	Allocated	Operating

WDIV	10th	NBC	Oct. 1,	Dec. 31,	VHF-4	VHF-4
Detroit, Mich.			2005	2011	UHF-6	UHF-5
1947

KPRC	11th	NBC	Aug. 1,	Dec. 31,	VHF-3	VHF-3
Houston, Tx.			2006	2011	UHF-11	UHF-11
1949

WPLG	17th	ABC	Feb. 1,	Dec. 31,	VHF-5	VHF-5
Miami, Fla.			2005(c)	2009	UHF-8	UHF-8
1961

WKMG	20th	CBS	Feb. 1,	Apr. 6,	VHF-3	VHF-3
Orlando, Fla.			2013	2015	UHF-11	UHF-10
1954

KSAT	37th	ABC	Aug. 1,	Dec. 31,	VHF-4	VHF-4
San Antonio, Tx.			2006	2009	UHF-6	UHF-6
1957

WJXT	52nd	None	Feb. 1,	—	VHF-2	VHF-2
Jacksonville, Fla.			2013		UHF-6	UHF-5
1947

(a)	Source: 2004/2005 DMA Market Rankings, Nielsen Media Research, Fall 2004, based on television homes in DMA (see note (b) below).

(b)	Designated Market Area (“DMA”) is a market designation of A.C. Nielsen which defines each television market exclusive of another, based on measured viewing patterns. References to stations that are operating in each market are to stations that are broadcasting analog signals. However most of the stations in these markets are also engaged in digital broadcasting using the FCC-assigned channels for DTV operations.

(c)	The Company has filed a timely application to renew the FCC license of WPLG and such filing extends the effectiveness of the station’s existing license until the renewal application is acted upon.
Regulation of Broadcasting and Related Matters
The Company’s television broadcasting operations are subject to the jurisdiction of the Federal Communications Commission under the Communications Act of 1934, as amended. Under authority of such Act the FCC, among other things, assigns frequency bands for broadcast and other uses; issues, revokes, modifies and renews broadcasting licenses for particular frequencies; determines the location and power of stations and establishes areas to be served; regulates equipment used by stations; and adopts and implements various regulations and policies that directly or indirectly affect the ownership, operations and profitability of broadcasting stations.
Each of the Company’s television stations holds an FCC license which is renewable upon application for an eight-year period.
In 1996 the FCC formally approved technical standards for digital television (“DTV”). DTV is a flexible system that permits broadcasters to utilize a single digital channel in various ways, including providing one channel of high-definition television (“HDTV”) programming with greatly enhanced image and sound quality or several channels of lower-definition television programming (“multicasting”), and also is capable of accommodating subscription video and data services. Available compression technology also allows broadcasters to transmit simultaneously one channel of HDTV programming and at least one channel of lower-definition programming. Broadcasters may offer a combination of services as long as they transmit at least one stream of free video programming on the DTV channel. The FCC assigned to each existing full-power television station (including each station owned by the Company) a second channel to implement DTV while present television operations are continued on that station’s analog channel. Although in some cases a station’s DTV channel may only permit operation over a smaller geographic service area than that available using its analog channel, the FCC’s stated goal in assigning channels was to provide stations with DTV service areas that are generally consistent with their analog service areas. Under FCC rules and the Balanced Budget Act of 1997, if specified DTV household penetration levels are met, station owners will be required to surrender one channel in 2006 and thereafter provide service solely in the DTV format.

THE WASHINGTON POST COMPANY

The Company’s Detroit, Houston and Miami stations each commenced DTV broadcast operations in 1999, while the Company’s Orlando station commenced such operations in 2001. The Company’s two other stations (San Antonio and Jacksonville) began DTV broadcast operations in 2002.
In 1998 the FCC issued a decision implementing the requirement of the Telecommunications Act of 1996 that it charge broadcasters a fee for offering certain “ancillary and supplementary” services on the DTV channel. These services include data, video or other services that are offered on a subscription basis or for which broadcasters receive compensation other than from advertising revenue. In its decision, the FCC imposed a fee of 5% of the gross revenues generated by such services.
In September 2004 the FCC established certain rules for the DTV operations of low-power television stations. Among other things, the FCC decided to allow certain low-power television stations to use a second channel for DTV operations while continuing analog operations on their existing channels. Although the FCC decided that low-power television stations must accept interference from and avoid interference to full-power broadcasters on their second channels, the use of second channels by low-power television stations could cause additional interference to the signals of full-power stations. The FCC also decided that low-power television stations may convert to digital operations on their current analog channels, which might in some circumstances cause additional interference to the signals of full-power stations and limit the ability of full-power stations to modify their analog or DTV transmission facilities.
The FCC has a policy of reviewing its DTV rules every two years to determine whether those rules need to be adjusted in light of new developments. In September 2004 the FCC issued an order concerning the second periodic review of its DTV rules. This review broadly examined the rules and policies governing broadcasters’ DTV operations, including interference protection rules and various operating requirements. In that order the FCC established procedures by which stations will elect the channel on which they will operate after the transition to digital television is complete. In most cases, stations will choose between their current analog channel and current DTV channel, provided that those channels are between channels 2 and 51. All of the Company’s TV stations except for WKMG have two channels that are within this range; for WKMG, only its analog channel is within this range and, because of technical issues related to its analog channel, WKMG is seeking another channel between channels 2 and 51 to use as its DTV channel when all-digital operations commence.
The FCC has received comments in long-pending proceedings to determine what public interest obligations should apply to broadcasters’ DTV operations. Among other things, the FCC has asked whether it should require broadcasters to provide free time to political candidates, increase the amount of programming intended to meet the needs of minorities and women, and increase communication with the public regarding programming decisions. In November 2004 the FCC released a Report and Order adopting new obligations concerning children’s programming by digital television broadcasters (although some new obligations apply to the analog signals as well). Among other things, the FCC will require stations to air three hours of “core” children’s programming on their primary digital video streams and additional core children’s programming if they also broadcast free multicast video streams. Many of these requirements do not go into effect until 2006.
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
In 2001 the FCC issued an order governing the mandatory carriage of DTV signals by cable television operators. The FCC decided that, pending further inquiry, only stations that broadcast in a DTV-only mode would be entitled to mandatory carriage of their DTV signals. On February 23, 2005, the FCC issued another order in the same proceeding affirming its
2004 FORM 10-K

earlier decision and thus declined to require cable television operators to simultaneously carry both the analog and digital signals of television broadcast stations. In the same order, the FCC affirmed an earlier decision that only a single stream of video (that is, a single channel of programming), rather than a television broadcast station’s entire DTV signal, is eligible for mandatory carriage by cable television operators. (In a pending proceeding, the FCC has sought comment on how it should apply digital signal carriage rules to DBS providers.) Thus, at present, a television station wishing to insure that cable operators carry both the analog and digital signals of the station, and all of the program streams that may be present in the station’s digital signal, can achieve those objectives only if it is able to negotiate appropriate retransmission consent agreements with cable operators. Cable operators will be required to carry the portion of the DTV signal of any DTV station eligible for mandatory carriage in the same format in which the signal was originally broadcast. Thus, an HDTV video stream eligible for mandatory carriage must be carried in HDTV format by cable operators. However, it is still unclear whether cable operators will be responsible for ensuring that their set-top boxes are capable of passing DTV signals in their full definition to the consumer’s DTV receiver. As noted previously, all of the Company’s television stations are transmitting both analog and digital broadcasting signals; most of those stations’ digital signals are being carried on at least some local cable systems pursuant to retransmission consent agreements.
The Communications Act requires the FCC to review its broadcast ownership rules periodically and to repeal or modify any rule it determines is no longer in the public interest. In June 2003, following such a review, the FCC modified its national television ownership limit to permit a broadcast company to own an unlimited number of television stations as long as the combined service areas of such stations do not include more than 45% of nationwide television households, an increase from the previous limit of 35%. Subsequently, legislation was enacted that fixed the national ownership limit at 39% of nationwide television households, removed the national ownership limit from the periodic FCC review process and changed the frequency of such reviews from every two years to every four years.
In 1999 the FCC amended its local television ownership rule to permit one company to own two television stations in the same market if there are at least eight independently owned full-power television stations in that market (including non-commercial stations and counting the co-owned stations as one), and if at least one of the co-owned stations is not among the top four ranked television stations in that market. The FCC also decided to permit common ownership of stations in a single market if their signals do not overlap, and to permit common ownership where one of the stations is failing or unbuilt. These rule changes permitted increases in the concentration of station ownership in local markets, and all of the Company’s stations are now competing against two-station combinations in their respective markets.
In June 2003 the FCC issued an order that modified several of its broadcast ownership rules. In its decision, the FCC further relaxed the local television ownership rule and also relaxed two FCC cross-ownership rules restricting common ownership of television stations and newspapers and of television stations and radio stations in the same market. This decision was appealed to the U.S. Court of Appeals for the Third Circuit, and that court stayed the effectiveness of the new rules pending the outcome of the appeal. Subsequently, the Third Circuit held that the FCC did not adequately justify its revised rules, remanded the case to the FCC for further proceedings, and held that the stay would remain in effect pending the outcome of the remand. The FCC has not yet instituted remand proceedings, nor has it resolved long-pending petitions for reconsideration of the revised rules. In the interim, the former local ownership and cross-ownership rules remain in effect. The rule changes approved by the FCC in June 2003, would, if ultimately upheld or justified by the FCC on remand, allow co-ownership of two television stations in a market as long as the two stations are not both ranked in the top four, and would also allow co-ownership of three television stations if there are 18 or more television stations in the market. Waivers of those limits would also be available where a station is failing and under certain other circumstances. In addition, the rule changes would liberalize the FCC’s restrictions on owning a combination of radio stations, television stations, and daily newspapers in the same market, and would, for example, allow one entity to own a daily newspaper and a TV station in the same market as long as there are four or more television stations in the market.
The Bipartisan Campaign Reform Act of 2002 imposed various restrictions both on contributions to political parties during federal elections and also on certain broadcast, cable television and DBS advertisements that refer to a candidate for federal office. Those restrictions may have the effect of reducing the advertising revenues of the Company’s television stations during campaigns for federal office below the levels that otherwise would be realized in the absence of such restrictions.
The FCC is conducting proceedings dealing with various issues in addition to those described elsewhere in this section, including proposals to modify its regulations relating to the operation of cable television systems (which regulations are discussed below under “Cable Television Operations — Regulation of Cable Television and Related Matters”), and proposals that could affect the development of alternative video delivery systems that would compete in varying degrees with both cable television and television broadcasting operations. Also, in July 2004 the FCC instituted an inquiry into its rules and policies concerning broadcasters’ service to their local communities.

THE WASHINGTON POST COMPANY

The Company is unable to determine what impact the various rule changes and other matters described in this section may ultimately have on the Company’s television broadcasting operations.
Cable Television Operations
At the end of 2004 the Company (through its Cable One subsidiary) provided cable service to approximately 709,100 basic video subscribers (representing about 54% of the 1,307,000 homes passed by the systems) and had in force approximately 219,200 subscriptions to digital video service (which number does not include approximately 4,000 free trials of that service then being offered by Cable One) and 178,300 subscriptions to cable modem service. Digital video and cable modem services are each currently available in markets serving virtually all of Cable One’s subscriber base. Among the digital video services offered by Cable One is the delivery of certain premium, cable network and local over-the-air channels in HDTV.
The Company’s cable systems are located in 19 Midwestern, Southern and Western states and typically serve smaller communities: Thus 13 of the Company’s current systems pass fewer than 10,000 dwelling units, 18 pass 10,000-25,000 dwelling units, and 19 pass more than 25,000 dwelling units. The two largest clusters of systems (which each serve about 75,000 subscribers) are located on the Gulf Coast of Mississippi and in the Boise, Idaho area.
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
In 1993 the FCC adopted a “freeze” on rate increases for the basic tier of cable service (i.e., the tier that includes the signals of local over-the-air stations and any public, educational or governmental channels required to be carried under the applicable franchise agreement) and for optional tiers (although the freeze on rate increases for optional tiers expired in 1999). Later that year the FCC promulgated benchmarks for determining the reasonableness of rates for regulated services. The benchmarks provided for a percentage reduction in the rates that were in effect when the benchmarks were announced. Pursuant to the FCC’s rules, cable operators can increase their benchmarked rates for regulated services to offset the effects of inflation, equipment upgrades, and higher programming, franchising and regulatory fees. Under the FCC’s approach, cable operators may exceed their benchmarked rates if they can show in a cost-of-service proceeding that higher rates are needed to earn a reasonable return on investment, which the Commission established in 1994 to be 11.25%. The FCC’s rules also permit franchising authorities to regulate equipment rentals and service and installation rates on the basis of a cable operator’s actual costs plus an allowable profit, which is calculated from the operator’s net investment, income tax rate and other factors.
Among other things, the Telecommunications Act of 1996 altered the preexisting regulatory environment by expanding the definition of “effective competition” (a condition that precludes any regulation of the rates charged by a cable system), terminating rate regulation for some small cable systems, and sunsetting the FCC’s authority to regulate the rates charged for optional tiers of service (which authority expired in 1999). Since very few of the cable systems owned by the Company fall within the effective-competition or small-system exemptions, monthly subscription rates charged by most of the Company’s cable systems for the basic tier of cable service, as well as rates charged for equipment rentals and service calls, may be regulated by municipalities, subject to procedures and criteria established by the FCC. However, rates charged by cable television systems for tiers of service other than the basic tier, for pay-per-view and per-channel premium program services, for digital video and cable modem services, and for advertising are all currently exempt from regulation.
As discussed in the preceding section, under the “must-carry” requirements of the 1992 Cable Act, a commercial television broadcast station may, subject to certain limitations, insist on carriage of its signal on cable systems located within the station’s market area. Similarly, a noncommercial public station may insist on carriage of its signal on cable systems located either within the station’s predicted Grade B signal contour or within 50 miles of a reference point in a station’s
2004 FORM 10-K

community designated by the FCC. As a result of these obligations (the constitutionality of which has been upheld by the U.S. Supreme Court), certain of the Company’s cable systems have had to carry broadcast stations that they might not otherwise have elected to carry, and the freedom the Company’s systems would otherwise have to drop signals previously carried has been reduced.
Also as explained in the preceding section, at three-year intervals beginning in October 1993 commercial broadcasters have had the right to forego must-carry rights and insist instead that their signals not be carried without their prior consent. Under legislation enacted in 1999, Congress barred broadcasters from entering into exclusive retransmission consent agreements through 2006. In November 2004 Congress extended the ban on exclusive retransmission consent agreements until the end of 2010. The Company’s cable systems have been able to continue carrying virtually all of the stations insisting on retransmission consent. In doing so, no agreements have been made to pay any station for the privilege of carrying its signal. However, some commitments have been made to carry other program services offered by a station or an affiliated company, to purchase advertising on a station, to provide advertising availabilities on cable for sale by a station, and to distribute promotional announcements with respect to a station.
As has already been noted, the FCC has determined that only television stations broadcasting in a DTV-only mode can require local cable systems to carry their DTV signals and that if a DTV signal contains multiple video streams only a single stream of video is required to be carried. The imposition of additional must-carry obligations, either by the FCC or as a result of legislative action, could result in the Company’s cable systems being required to delete some existing programming to make room for broadcasters’ DTV channels.
Various other provisions in current federal law may significantly affect the costs or profits of cable television systems. These matters include a prohibition on exclusive franchises, restrictions on the ownership of competing video delivery services, restrictions on transfers of cable television ownership, a variety of consumer protection measures, and various regulations intended to facilitate the development of competing video delivery services. Other provisions benefit the owners of cable systems by restricting regulation of cable television in many significant respects, requiring that franchises be granted for reasonable periods of time, providing various remedies and safeguards to protect cable operators against arbitrary refusals to renew franchises, and limiting franchise fees to 5% of a cable system’s gross revenues.
Apart from its authority under the 1992 Cable Act and the Telecommunications Act of 1996, the FCC regulates various other aspects of cable television operations. Since 1990 cable systems have been required to black out from the distant broadcast stations they carry syndicated programs for which local stations have purchased exclusive rights and requested exclusivity. Other long-standing FCC rules require cable systems to delete under certain circumstances duplicative network programs broadcast by distant stations. The FCC also imposes certain technical standards on cable television operators, exercises the power to license various microwave and other radio facilities frequently used in cable television operations, and regulates the assignment and transfer of control of such licenses. In addition, pursuant to the Pole Attachment Act, the FCC exercises authority to disapprove unreasonable rates charged to cable operators by most telephone and power utilities for utilizing space on utility poles or in underground conduits. However the Pole Attachment Act does not apply to poles and conduits owned by municipalities or cooperatives. Also, states can reclaim exclusive jurisdiction over the rates, terms and conditions of pole attachments by certifying to the FCC that they regulate such matters, and several states in which the Company has cable operations have so certified. A number of cable operators (including the Company’s Cable One subsidiary) are using their cable systems to provide not only television programming but also Internet access. In 2002, the U.S. Supreme Court ruled that the FCC’s authority under the Pole Attachment Act extends to all pole attachments by cable operators, including those attachments used to provide Internet access. Thus, except where individual states have assumed regulatory responsibility or where poles or conduits are owned by a municipality or cooperative, the rates charged for pole or conduit access by cable companies are subject to FCC rate regulation regardless of whether or not the cable companies are providing Internet access in addition to the delivery of television programming.
The Copyright Act of 1976 gives cable television systems the ability, under certain terms and conditions and assuming that any applicable retransmission consents have been obtained, to retransmit the signals of television stations pursuant to a compulsory copyright license. Those terms and conditions permit cable systems to retransmit the signals of local television stations on a royalty-free basis; however in most cases cable systems retransmitting the signals of distant stations are required to pay certain license fees set forth in the statute or established by subsequent administrative regulations. The compulsory license fees have been increased on several occasions since this Act went into effect. In 1994 the availability of a compulsory copyright license was extended to “wireless cable” for both local and distant television signals. Direct broadcast satellite (“DBS”) operators have had a compulsory copyright license since 1988, although that license was limited to distant television signals and only permitted the delivery of the signals of distant network-affiliated stations to subscribers who could not receive an over-the-air signal of a station affiliated with the same network. However, in 1999 Congress enacted the Satellite Home Viewer Improvement Act, which created a royalty-free compulsory copyright license

THE WASHINGTON POST COMPANY

for DBS operators who wish to distribute the signals of local television stations to satellite subscribers in the markets served by such stations. This Act continued the limitation on importing the signals of distant network-affiliated stations contained in the original compulsory license for DBS operators.
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
The Telecommunications Act of 1996 balances this grant of video authority to telephone companies by removing various regulatory barriers to the offering of telephone services by cable companies and others. The Act preempts state and local laws that have barred local telephone competition in some states. In addition, the Act requires local telephone companies to permit cable companies and other competitors to interconnect their equipment and facilities with the local telephone network and requires telephone companies to give competitors access on an unbundled basis to certain essential features and functionalities of that network (such as signal carriage from the subscriber’s residence to the switching center). As an alternative method of providing local telephone service, the Act permits cable companies and others to purchase conventional telephone service on a wholesale basis and then resell it to their subscribers. In 2004 the FCC revised these rules and limited the extent to which incumbent telephone companies must provide access to these features and functionalities; the FCC also permitted incumbent telephone companies to increase the price they charge for such access.
At various times during the last decade, the FCC adopted rule changes intended to facilitate the development of multichannel multipoint distribution systems, also known as “wireless cable” or “MMDS,” a video and data service that is capable of distributing approximately 30 television channels in a local area by over-the-air microwave transmission using analog technology and a greater number of channels using digital compression technologies. The use of digital technology and a 1998 change in the FCC’s rules to permit reverse path transmission over wireless facilities also make it possible for such systems to deliver additional services, including Internet access. Also, in late 1998 the FCC auctioned a sizeable amount of spectrum in the 31 gigahertz band for use by a new wireless service, which is referred to as the Local Multipoint Distribution Service or “LMDS,” that has the potential to deliver television programming directly to subscribers’ homes as well as provide Internet access and telephony services. To date, however, there are no LMDS systems in operation that deliver television programming or provide either Internet access or telephony. Separately, in 2000 the FCC approved the use of spectrum in the 12.2-12.7 gigahertz band (the same band used by DBS operators) to provide a new land-based interactive video and data delivery service known as the Multichannel Video Distribution and Data Service (“MVDDS”). MVDDS providers will use “reharvested” DBS spectrum to transmit programming on a non-harmful interference basis using terrestrial microwave transmitters. (While DBS subscribers point their dishes south to pick up their provider’s signal, MVDDS customers will aim their antennas north.) In January 2004 the FCC conducted an auction for the purpose of selecting MVDDS licensees. Ten bidders won licenses in more than 190 markets, although the Company believes that no MVDDS systems are yet in operation. MVDDS providers, like providers of other forms of wireless cable, will not be required to obtain franchises from local governmental authorities and generally will operate under fewer regulatory requirements than conventional cable systems.
In 1999 the FCC amended its cable ownership rule, which governs the number of subscribers an owner of cable systems may reach on a national basis. Before revision, this rule provided that a single company could not serve more than 30% of potential cable subscribers (or “homes passed” by cable) nationwide. The revised rule allowed a cable operator to provide service to 30% of all actual subscribers to cable, satellite and other competing services nationwide, rather than to 30% of homes passed by cable. This revision had the effect of increasing the number of communities that could be served
2004 FORM 10-K

by a single cable operator and may have resulted in more consolidation in the cable industry. In 2001 the U.S. Court of Appeals for the D.C. Circuit voided the FCC’s revised rule on constitutional and procedural grounds and remanded the matter to the FCC for further proceedings. The FCC has since opened a proceeding to determine what the ownership limit should be, if any. If the FCC eliminates the limit or adopts a new rule with a higher percentage of nationwide subscribers a single cable operator is permitted to serve, that action could lead to even greater consolidation in the industry.
In 1996 Congress repealed the statutory provision that generally prohibited a party from owning an interest in both a television broadcast station and a cable television system within that station’s Grade B contour. However Congress left the FCC’s parallel rule in place, subject to a congressionally mandated periodic review by the agency. The FCC, in its subsequent review, decided to retain the prohibition for various competitive and diversity reasons. However in 2002 the U.S. Court of Appeals for the District of Columbia Circuit struck down the rule, holding that the FCC’s decision to retain the rule was arbitrary and capricious. Thus there currently is no restriction on the ownership of both a television broadcast station and a cable television system in the same market.
In 2002 the FCC issued a declaratory ruling classifying cable modem service as an “interstate information service.” Concurrently, the FCC issued a notice of proposed rulemaking to consider the regulatory implications of this classification. Among the issues to be decided are whether local authorities can require cable operators to provide competing Internet service providers with access to the cable operators’ facilities, the extent to which local authorities can regulate cable modem service, and whether local authorities can impose fees on the provision of cable modem service. In 2003 the U.S. Court of Appeals for the Ninth Circuit, on an appeal from the FCC’s declaratory ruling noted above, ruled that cable modem service is partly an “information service” and partly a “telecommunications service.” After the Ninth Circuit denied petitions requesting that it reconsider this decision, appeals were filed with the U.S. Supreme Court and, in November 2004, the Court agreed to hear the case. If the Ninth Circuit’s ruling is affirmed, the characterization of cable modem service as partly a “telecommunications service” will likely affect the FCC’s decision on many of the issues in its pending rulemaking. Moreover, the Pole Attachment Act permits utilities to charge significantly higher rates for attachments made by entities that are providing a “telecommunications service.” The Company’s Cable One subsidiary currently offers Internet access on virtually all of its cable systems and is the sole Internet service provider on those systems. Thus, depending on the outcome, these judicial and regulatory proceedings have the potential to interfere with the Company’s ability to deliver Internet access on a profitable basis.
Consumers with cable modem or other broadband Internet connections are increasingly using a technology known as voice over Internet protocol (VoIP) to make telephone calls over the Internet. Depending on their equipment and service provider, such consumers can use a regular telephone (connected to an adaptor) to make their calls and can complete calls to anyone who has a telephone number. During 2004 some states sought to regulate this activity pursuant to their common carrier jurisdiction, but VoIP providers challenged these actions before the FCC. Later in 2004, the FCC ruled that VoIP services are interstate services subject exclusively to the FCC’s federal jurisdiction. This decision, if upheld on appeal (consumer groups and some state regulatory commissions have filed an appeal), is significant because it includes VoIP offered by cable systems as within the scope of activities that are not subject to state regulation. Legislation also has been introduced in Congress to accomplish the same objective, though the prospect for passage of such legislation is uncertain.
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
Education
Kaplan, Inc., a subsidiary of the Company, provides an extensive range of educational services for children, students and professionals. Kaplan’s historical focus on test preparation has been expanded as new educational and career services businesses have been acquired or initiated. The Company divides Kaplan’s various businesses into two categories: supplemental education, which consists of the Test Preparation and Admissions Division, the Professional Division, Score! Educational Centers, and The Financial Training Company; and higher education, which consists of Kaplan’s Higher Education Division and the Dublin Business School.

THE WASHINGTON POST COMPANY

Through its Test Preparation and Admissions Division, Kaplan prepares students for a broad range of admissions and licensing examinations, including the SATs, LSATs, GMATs, MCATs, GREs, and nursing and medical boards. This business can be subdivided into four categories: K-12 (serving schools and school districts seeking assistance in improving student performance using print- and computer-based supplemental programs, preparing students for state assessment tests and for the SATs and ACTs, providing curriculum consulting services and providing professional training for teachers); Graduate and Pre-College (serving high school and college students and professionals, primarily with preparation for admissions tests to college and to graduate, medical and law schools); Medical (serving medical professionals preparing for licensing exams); and English Language Training (serving foreign students and professionals wishing to study or work in the U.S.). Many of this division’s test preparation courses have been available to students via the Internet since 1999. During 2004 the Test Preparation and Admissions Division provided courses to over 280,000 students (including over 87,000 enrolled in online programs) and provided courses at 159 permanent centers located throughout the United States and in Canada, Puerto Rico, London and Paris. In addition, Kaplan licenses material for certain of these courses to third parties who during 2004 offered such courses at 32 centers located in 14 foreign countries. The Test Preparation and Admissions Division also currently co-publishes more than 190 book titles, predominantly in the areas of test preparation, admissions, career guidance and life skills, through a joint venture with Simon & Schuster, and develops educational software for the K-12, graduate and English-as-a-second-language markets which is sold through an arrangement with a third party that is responsible for production and distribution. This division also produces a college newsstand guide in conjunction with Newsweek.
Kaplan’s Professional Division offers continuing education, certification, licensing, exam preparation and professional development to corporations and to individuals seeking to advance their careers in a variety of disciplines. This division includes Dearborn Financial Services, a provider of continuing education and test preparation courses for financial services and insurance industry professionals; Dearborn Publishing, publisher of a variety of business and real estate books as well as printed and online course materials for licensing, test preparation and continuing education in the real estate, architecture, home inspection, engineering and construction industries; The Schweser Study Program, a provider of test preparation courses for the Chartered Financial Analyst and Financial Risk Manager examinations; Kaplan CPA, which offers test preparation courses for the Certified Public Accounting Exam; Kaplan Professional Schools, a provider of courses for real estate, financial services and home inspection licensing examinations as well as continuing education in those areas; Perfect Access Speer, a provider of software consulting and software training products, primarily to the legal profession; and Kaplan IT, which offers online test preparation courses for technical certifications in the information technology industry. The courses offered by Kaplan’s Professional Division are provided in various formats (including classroom-based instruction, online programs, printed study guides, in-house training and audio CD’s) and at a wide range of per-course prices. During 2004 this division sold approximately 500,000 courses and separately priced course components to students (who in some subject areas typically purchase more than one course or course component offered by the division).
Kaplan’s Score! Educational Centers offer computer-based learning and individualized tutoring for children from pre-K through the 10th grade. In 2004 this business, which provides educational after-school enrichment services through 162 Score centers located in various areas of the United States, served more than 82,000 students. Score’s services are provided in facilities separate from Kaplan’s test preparation centers.
The Financial Training Company (“FTC”) is a U.K.-based provider of training and test preparation services for accounting and financial services professionals. At year-end 2004, FTC was the publisher of more than 100 textbooks and manuals and during the year had provided courses to over 40,000 students. Headquartered in London, FTC has 22 training centers around the UK as well as operations in Hong Kong, Shanghai and Singapore.
The Higher Education Division of Kaplan currently consists of 72 schools in 17 states that provide classroom-based instruction and three institutions that specialize in distance education. The schools providing classroom-based instruction offer a variety of bachelor degree, associate degree and diploma programs primarily in the fields of healthcare, business, paralegal studies, information technology, criminal justice and fashion and design. These schools were serving more than 32,000 students at year-end 2004 (which total includes the classroom-based programs of Kaplan University), with approximately 40% of such students enrolled in accredited bachelor or associate degree programs. Each of these schools has its own accreditation from one of several regional or national accrediting agencies recognized by the U.S. Department of Education. The institutions that specialize in distance education are Kaplan University, Concord University School of Law and The College for Professional Studies. Kaplan University offers various master degree, bachelor degree, associate degree and certificate programs, principally in the fields of management, criminal justice, paralegal studies, information technology, financial planning, nursing and education, and is accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools. Some of Kaplan University’s programs are offered online while others are
2004 FORM 10-K

offered in a traditional classroom format at the school’s Davenport, Iowa campus. At year-end 2004, Kaplan University had approximately 19,000 students enrolled in online programs. Concord University School of Law, the nation’s first online law school, offers Juris Doctor and Executive Juris Doctor degrees wholly online (the Executive Juris Doctor degree program is designed for individuals who do not intend to practice law). At year-end 2004, approximately 1,600 students were enrolled at Concord. Concord is accredited by the Accrediting Commission of the Distance Education and Training Council and has received operating approval from the California Bureau of Private Post-Secondary and Vocational Education. Concord also has complied with the registration requirements of the State Bar of California; graduates are, therefore, able to apply for admission to the California Bar. The College for Professional Studies, which had approximately 1,000 students enrolled at year-end 2004, offers bachelor and associate degree and diploma correspondence programs in the fields of legal nurse consulting, paralegal studies and criminal justice; however, that school is no longer enrolling students and will discontinue operations after its current students complete their programs.
Dublin Business School (“DBS”) is an undergraduate and graduate institution located in Dublin, Ireland, with satellite locations in London; Dubai, United Arab Emirates; and Kuala Lumpur, Malaysia. DBS offers various undergraduate and graduate degree programs in business and the liberal arts. At year-end 2004, DBS was providing courses to approximately 4,000 students.
One of the ways a foreign national wishing to enter the United States to study may do so is to obtain an F-1 student visa. For many years, most of Kaplan’s Test Preparation and Admissions Division centers in the United States have been authorized by what is now the U.S. Citizenship and Immigration Services (the “USCIS”) to issue certificates of eligibility to prospective students to assist them in applying for F-1 visas through a U.S. Embassy or Consulate. Under a program that became effective early in 2003, educational institutions are required to report electronically to the USCIS specified enrollment, departure and other information about the F-1 students to whom they have issued certificates of eligibility. By year-end 2004, 137 of Kaplan’s U.S. Test Preparation and Admissions Division centers had been certified to participate in this program. Once certified, a center must apply for recertification every two years. During 2004 students holding F-1 visas accounted for approximately 2.1% of the enrollment at Kaplan’s Test Preparation and Admissions Division and an insignificant number of students at Kaplan’s Higher Education Division.
Title IV Federal Student Financial Aid Programs
Funds provided under the student financial aid programs that have been created under Title IV of the Higher Education Act of 1965, as amended, historically have been responsible for a majority of the net revenues of the schools in Kaplan’s Higher Education Division accounting, for example, for approximately $430 million of the revenues of such schools for the Company’s 2004 fiscal year. The significant role of Title IV funding in the operations of these schools is expected to continue.
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
The Title IV program regulations also provide that not more than 50% of an eligible institution’s courses can be provided online and that, in some cases, not more than 50% of an eligible institution’s students can be enrolled in online courses and impose certain other requirements intended to insure that individual programs (including online programs) eligible for Title IV funding include minimum amounts of instructional activity. However, Kaplan University currently is a participant in the distance education demonstration program of the Department of Education and as a result is exempt from the foregoing requirements until at least June 30, 2006. Several bills were introduced in the last Congress that would have exempted

THE WASHINGTON POST COMPANY

online courses from the 50% rules and certain other existing requirements if various other conditions set forth in such legislation or to be specified in future Department of Education regulations were satisfied and also would have extended authority for the distance education demonstration program through at least 2010. A bill has already been introduced in the new Congress that would similarly exempt online courses from the 50% rules and extend authority for the distance education demonstration program. However, the Company cannot now predict whether any such legislation will eventually be enacted into law and whether Kaplan University will be able to satisfy whatever conditions may ultimately be imposed on the availability of Title IV funding for online programs.
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
Pursuant to Title IV program regulations, a school that undergoes a change in control must be reviewed and recertified by the Department of Education. Certifications obtained following a change in control are granted on a provisional basis that permits the school to continue participating in Title IV programs but provides fewer procedural protections if the Department of Education asserts a material violation of Title IV requirements. Most of the schools owned by Quest Education Corporation at the time of Kaplan’s acquisition of Quest in 2000 have now been fully certified. The remainder of those schools as well as most of the schools subsequently acquired by Kaplan’s Higher Education Division are continuing to operate on the basis of provisional certifications.
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
In accordance with Department of Education regulations, a number of the schools in Kaplan’s Higher Education Division are combined into groups of two or more schools for the purpose of determining compliance with Title IV requirements. Including schools that are not combined with other schools for that purpose, the Higher Education Division currently has 38 Title IV reporting units, the largest of which in terms of revenue accounted for approximately 24% of the Division’s 2004 revenues. If the Department of Education were to find that one reporting unit had failed to comply with any applicable Title IV requirement and as a result limited, suspended or terminated the Title IV eligibility of the school or schools in that unit, that action normally would not affect the Title IV eligibility of the schools in other reporting units that had continued to comply with Title IV requirements. For the most recent year for which data is available from the Department of Education, the cohort default rate for the Title IV reporting units in Kaplan’s Higher Education Division averaged 9.8%, and no unit had a cohort default rate of 25% or more. In 2004 those reporting units derived an average of less than 81% of their receipts from Title IV programs, with no unit deriving more than 88.2% of its receipts from such programs.
All of the Title IV financial aid programs are subject to periodic legislative review and reauthorization, and the next reauthorization is scheduled to take place during the current Congressional term. In addition, the availability of funding for the Title IV programs that provide non-repayable grants is wholly contingent upon the outcome of the annual federal appropriations process.
Whether as a result of changes in the laws and regulations governing Title IV programs, a reduction in Title IV program funding levels, or a failure of schools included in Kaplan’s Higher Education Division to maintain eligibility to participate in Title IV programs, a material reduction in the amount of Title IV financial assistance available to the students of those schools would have a significant negative impact on Kaplan’s operating results.
Magazine Publishing
Newsweek
Newsweek is a weekly news magazine published both domestically and internationally by Newsweek, Inc., a subsidiary of the Company. In gathering, reporting and writing news and other material for publication, Newsweek maintains news bureaus in 8 U.S. and 11 foreign cities.
The domestic edition of Newsweek includes more than 100 different geographic or demographic editions which carry substantially identical news and feature material but enable advertisers to direct messages to specific market areas or
2004 FORM 10-K

demographic groups. Domestically, Newsweek ranks second in circulation among the three leading weekly news magazines (Newsweek, Time and U.S. News & World Report). For each of the last five years, Newsweek’s average weekly domestic circulation rate base has been 3,100,000 copies and its percentage of the total weekly domestic circulation rate base of the three leading weekly news magazines has been 34.0%.
Newsweek is sold on newsstands and through subscription mail order sales derived from a number of sources, principally direct mail promotion. The basic one-year subscription price is $41.08. Most subscriptions are sold at a discount from the basic price. In May 2001 Newsweek’s newsstand cover price was increased from $3.50 to $3.95 per copy.
Newsweek’s published advertising rates are based on its average weekly circulation rate base and are competitive with those of the other weekly news magazines. As is common in the magazine industry, advertising typically is sold at varying discounts from Newsweek’s published rates. Effective with the January 12, 2004 issue, Newsweek’s published national advertising rates for all categories of such advertising were increased by an average of approximately 4.5%. Beginning with the issue dated January 10, 2005, such rates were increased again, in this case by 5.0%.
Internationally, Newsweek is published in a Europe, Middle East and Africa edition; an Asia edition covering Japan, Korea and south Asia; and a Latin American edition; all of which are in the English language. Editorial copy solely of domestic interest is eliminated in the international editions and is replaced by other international, business or national coverage primarily of interest abroad. Newsweek estimates that the combined average weekly paid circulation for these English-language international editions of Newsweek in 2004 was approximately 575,000 copies.
Since 1984 a section of Newsweek articles has been included in The Bulletin, an Australian weekly news magazine which also circulates in New Zealand. A Japanese-language edition of Newsweek, Newsweek Nihon Ban, has been published in Tokyo since 1986 pursuant to an arrangement with a Japanese publishing company which translates editorial copy, sells advertising in Japan and prints and distributes the edition. Newsweek Hankuk Pan, a Korean-language edition of Newsweek, began publication in 1991 pursuant to a similar arrangement with a Korean publishing company. Newsweek en Español, a Spanish-language edition of Newsweek which has been distributed in Latin America since 1996, is currently being published under an agreement with a Mexico-based company which translates editorial copy, prints and distributes the edition and jointly sells advertising with Newsweek. Newsweek Bil Logha Al-Arabia, an Arabic-language edition of Newsweek, began publication in 2000 under a similar arrangement with a Kuwaiti publishing company. Pursuant to agreements with local subsidiaries of a German publishing company, Newsweek Polska, a Polish-language newsweekly, began publication in 2001, and Russky Newsweek, a Russian-language newsweekly, began publication in June 2004. In addition to containing selected stories translated from Newsweek’s various U.S. and foreign editions, each of these magazines includes editorial content created by a staff of local reporters and editors. Under an agreement with a Hong Kong-based publisher, Newsweek Select, a Chinese-language magazine based primarily on selected content translated from Newsweek’s U.S. and international editions, began distribution in Hong Kong during 2003 and expanded its distribution into mainland China during 2004. Newsweek estimates that the combined average weekly paid circulation of The Bulletin insertions and the various foreign-language international editions of Newsweek was approximately 700,000 copies in 2004.
The online version of Newsweek, which includes stories from Newsweek’s print edition as well as other material, has been a co-branded feature on the MSNBC.com website since 2000. This feature is being produced by Washingtonpost.Newsweek Interactive Company, another subsidiary of the Company.
Arthur Frommer’s Budget Travel magazine, another Newsweek publication, was published ten times during 2004 and had an average paid circulation of more than 500,000 copies. Budget Travel is headquartered in New York City and has its own editorial staff.
During recent years Congress has considered a range of proposals intended to restrict the marketing of tobacco products. The Company cannot now predict what actions may eventually be taken to limit or restrict tobacco advertising. However, such advertising accounts for less than 1% of Newsweek’s operating revenues and negligible revenues at The Washington Post and the Company’s other publications. Moreover, federal law has prohibited the carrying of advertisements for cigarettes and smokeless tobacco by commercial radio and television stations for many years. Thus the Company believes that any restrictions on tobacco advertising that may eventually be put into effect would not have a material adverse effect on Newsweek or on any of the Company’s other business operations.
PostNewsweek Tech Media
This division of Post-Newsweek Media, Inc. publishes controlled-circulation trade periodicals and produces trade shows and conferences for the government information technology industry.

THE WASHINGTON POST COMPANY

Specifically, PostNewsweek Tech Media publishes Washington Technology, a twice-monthly news magazine for government information technology systems integrators; Government Computer News, a news magazine published 30 times per year serving government managers who buy information technology products and services; and GCN Technology, a news magazine published four times per year providing information technology product reviews and other buying information for government information technology managers. Washington Technology, Government Computer News and GCN Technology have circulations of about 40,000, 87,000 and 100,000 copies, respectively. This division also publishes the Federal Technology Almanac, an annual reference guide for federal government information technology managers and private-sector information technology executives. In March 2005 PostNewsweek Tech Media plans to launch Government Leader, a quarterly publication that will focus on issues of interest to senior government executives.
PostNewsweek Tech Media also produces the FOSE trade show, which is held each spring in Washington, D.C. for information technology decision makers in government and industry. This division also produces a number of smaller conferences and events, including awards dinners honoring leading individuals and companies in the government information technology community.
Other Activities
Bowater Mersey Paper Company
The Company owns 49% of the common stock of Bowater Mersey Paper Company Limited, the majority interest in which is held by a subsidiary of Bowater Incorporated. Bowater Mersey owns and operates a newsprint mill near Halifax, Nova Scotia, and also owns extensive woodlands that provide part of the mill’s wood requirements. In 2004 Bowater Mersey produced about 275,000 tons* of newsprint.
BrassRing
The Company beneficially owns a 49.3% equity interest in BrassRing LLC, an Internet-based hiring management company. The other principal members of BrassRing are the Tribune Company with a 26.9% interest; Gannett Co., Inc. with a 12.4% interest; and the venture capital firm Accel Partners with a 10.5% interest.
Production and Raw Materials
The Washington Post and Express are produced at the printing plants of WP Company in Fairfax County, Virginia and Prince George’s County, Maryland. The Herald and The Enterprise Newspapers are produced at The Daily Herald Company’s plant in Everett, Washington, while The Gazette Newspapers, Southern Maryland Newspapers, and El Tiempo Latino are all printed at the commercial printing facilities owned by Post-Newsweek Media, Inc. Greater Washington Publishing’s periodicals are produced by independent contract printers with the exception of one periodical that is printed at one of the commercial printing facilities owned by Post-Newsweek Media, Inc. All PostNewsweek Tech Media publications are produced by independent contract printers.
Newsweek’s domestic edition is produced by three independent contract printers at six separate plants in the United States; advertising inserts and photo-offset films for the domestic edition are also produced by independent contractors. The international editions of Newsweek are printed in England, Singapore, Switzerland, the Netherlands, South Africa and Hollywood, Florida; insertions for The Bulletin are printed in Australia. Since 1997 Newsweek and a subsidiary of Time Warner have used a jointly owned company based in England to provide production and distribution services for the Europe, Middle East and Africa edition of Newsweek and the Europe edition of Time. In 2002 this jointly owned company began providing certain production and distribution services for the Asian editions of these magazines. Budget Travel is produced by one of the independent contract printers that also prints Newsweek’s domestic edition.
In 2004 The Washington Post and Express consumed about 190,000 tons and 3,000 tons of newsprint, respectively. Such newsprint was purchased from a number of suppliers, including Bowater Incorporated, which supplied approximately 37% of the 2004 newsprint requirements for these newspapers. Although for many years some of the newsprint purchased for The Post from Bowater Incorporated typically was provided by Bowater Mersey Paper Company Limited, since 1999 none of the newsprint consumed by either The Post or Express has come from that source.
The announced price of newsprint (excluding discounts) was approximately $750 per ton throughout 2004. Discounts from the announced price of newsprint can be substantial, and prevailing discounts decreased throughout the year. The

*	All references in this report to newsprint tonnage and prices refer to short tons (2,000 pounds) and not to metric tons (2,204.6 pounds), which are often used in newsprint price quotations.
2004 FORM 10-K

Company believes adequate supplies of newsprint are available to The Post and Express through contracts with various suppliers. More than 90% of the newsprint used by The Post and Express includes recycled content. The Company owns 80% of the stock of Capitol Fiber Inc., which handles and sells to recycling industries old newspapers, paper and other recyclable materials collected in Washington, D.C., Maryland and northern Virginia.
In 2004 the operations of The Daily Herald Company and Post-Newsweek Media, Inc. consumed approximately 6,900 and 23,300 tons of newsprint, respectively, which were obtained in each case from various suppliers. Approximately 85% of the newsprint used by The Daily Herald Company and 65% of the newsprint used by Post-Newsweek Media, Inc. includes recycled content.
The domestic edition of Newsweek consumed about 31,000 tons of paper in 2004, the bulk of which was purchased from six major suppliers. The current cost of body paper (the principal paper component of the magazine) is approximately $940 per ton.
Over 90% of the aggregate domestic circulation of both Newsweek and Budget Travel is delivered by periodical (formerly second-class) mail; most subscriptions for such publications are solicited by either first-class or standard A (formerly third-class) mail; and all PostNewsweek Tech Media publications are delivered by periodical mail. Thus, substantial increases in postal rates for these classes of mail could have a significant negative impact on the operating income of these business units. On the other hand, since advertising distributed by standard A mail competes to some degree with newspaper advertising, the Company believes increases in standard A rates could have a positive impact on the advertising revenues of The Washington Post, Express, The Herald, The Gazette Newspapers, Southern Maryland Newspapers and El Tiempo Latino although the Company is unable to quantify the amount of such impact.
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
Washingtonpost.Newsweek Interactive faces competition from many other Internet services, particularly services that feature national and international news, as well as from alternative methods of delivering news and information. In addition, other Internet-based services, including search engines, are carrying increasing amounts of advertising, and such services could also adversely affect the Company’s print publications and television broadcasting operations, all of which rely on advertising for the majority of their revenues. Several companies are offering online services containing information and advertising tailored for specific metropolitan areas, including the Washington, D.C. metropolitan area. For example, America Online (a unit of Time Warner) produces a Washington, D.C. city guide which is part of AOL’s nationwide network of local online sites. National online classified advertising is becoming a particularly crowded field, with competitors such as Yahoo! and eBay aggregating large volumes of content into a national classified database covering a broad range of product lines. Other competitors are focusing on vertical niches in specific content areas: autos.msn.com (which is majority owned by Microsoft), AutoTrader.com and Autobytel.com, for example, aggregate national car listings; Realtor.com aggregates national real estate listings; while Monster.com, HotJobs.Yahoo.com (which is owned by Yahoo!) and CareerBuilder.com (which is jointly owned by Gannett, Knight-Ridder and Tribune Co.) aggregate employment listings. Slate competes for readers with many other political and lifestyle publications, both online and in print, and competes for advertising revenue with those publications as well as with a wide variety of other print and online publications and other forms of advertising.
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

THE WASHINGTON POST COMPANY

The circulation of The Gazette Newspapers is limited to Montgomery, Prince George’s and Frederick Counties and parts of Carroll County, Maryland. The Gazette Newspapers compete with many other advertising vehicles available in their service areas, including The Potomac and Bethesda/Chevy Chase Almanacs, The Western Montgomery Bulletin, The Bowie Blade-News, The West County News and The Laurel Leader, weekly controlled-circulation community newspapers, The Montgomery Sentinel, a weekly paid-circulation community newspaper, The Prince George’s Sentinel, a weekly controlled-circulation community newspaper (which also has a weekly paid-circulation edition), and The Frederick News-Post and Carroll County Times, daily paid-circulation community newspapers. The Southern Maryland Newspapers circulate in southern Prince George’s County and in Charles, Calvert and St. Mary’s Counties, Maryland, where they also compete with many other advertising vehicles available in their service areas, including the Calvert County Independent and St. Mary’s Today, weekly paid-circulation community newspapers.
In October 2004 Clarity Media Group, a company associated with Denver businessman and billionaire Philip Anschutz, bought the The Montgomery, Prince George’s and Northern Virginia Journals, three community newspapers with a combination of paid and free circulation that had been published in suburban Washington, D.C. for many years by a local company. In early February 2005, Clarity Media Group relaunched The Journal newspapers as The Examiner, a free newspaper which is being published six days a week in northern Virginia, suburban Maryland and Washington, D.C. zoned editions, each of which contains national and international as well as local news. The Company believes the three editions of The Examiner are currently being distributed primarily by zip-code targeted home delivery in their respective service areas. The Examiner will compete in varying degrees with The Gazette Newspapers, Express and The Washington Post, although the Company is unable to predict how significant a competitive factor The Examiner will ultimately prove to be.
The advertising periodicals published by Greater Washington Publishing compete both with many other forms of advertising available in their distribution area as well as with various other free-circulation advertising periodicals.
El Tiempo Latino competes with other Spanish-language advertising media available in the Washington, D.C. area, including several other Spanish-language newspapers.
The Company’s television stations compete for audiences and advertising revenues with television and radio stations and cable television systems serving the same or nearby areas, with direct broadcast satellite (“DBS”) services, and to a lesser degree with other video programming providers and with other media such as newspapers and magazines. Cable television systems operate in substantially all of the areas served by the Company’s television stations where they compete for television viewers by importing out-of-market television signals and by distributing pay-cable, advertiser-supported and other programming that is originated for cable systems. In addition, DBS services provide nationwide distribution of television programming (including in some cases pay-per-view programming and programming packages unique to DBS) using small receiving dishes and digital transmission technologies. In 1999 Congress passed the Satellite Home Viewer Improvement Act, which gives DBS operators the ability to distribute the signals of local television stations to subscribers in the stations’ local market area (“local-into-local” service), although since 2000 DBS operators have been required to obtain the consent of each local television station included in such a service. The analog signal of each of the Company’s television stations is currently being distributed locally by DBS providers DirecTV and EchoStar. Under an FCC rule implementing provisions of this Act, since 2002 DBS operators have been required to carry the analog signals of all full-power television stations that request such carriage in the markets in which the DBS operators have chosen to offer local-into-local service. The FCC has also adopted rules that require certain program-exclusivity rules applicable to cable television to be applied to DBS operators. In addition, the Satellite Home Viewer Improvement Act and subsequent legislation continued restrictions on the transmission of distant network stations by DBS operators. Thus DBS operators generally are prohibited from delivering the signals of distant network stations to subscribers who can receive the analog signal of the network’s local affiliate. Several lawsuits were filed beginning in 1996 in which plaintiffs (including all four major broadcast networks and network-affiliated stations including one of the Company’s Florida stations) alleged that certain DBS operators had not been complying with the prohibition on delivering network signals to households that can receive the analog signal of the local network affiliate over the air. The plaintiffs entered into a settlement with DBS operator DirecTV, under which it agreed to discontinue distant-network service to certain subscribers and alter the method by which it determines eligibility for this service. Litigation against DBS operator EchoStar is continuing. In addition to the matters discussed above, the Company’s television stations may also become subject to increased competition from low-power television stations, wireless cable services, satellite master antenna systems (which can carry pay-cable and similar program material) and prerecorded video programming.
Cable television systems operate in a highly competitive environment. In addition to competing with the direct reception of television broadcast signals by the viewer’s own antenna, such systems (like existing television stations) are subject to competition from various other forms of television program delivery. In particular, DBS services (which are discussed in
2004 FORM 10-K

more detail in the preceding paragraph) have been growing rapidly and are now a significant competitive factor. The ability of DBS operators to provide local-into-local service (as described above) has increased competition between cable and DBS operators in markets where local-into-local service is provided. DBS operators are not required to provide local-into-local service, and some smaller markets may not receive this service for several years. However, local-into-local service is currently being offered by at least one DBS operator in most markets in which the Company provides cable television service. In December 2003 News Corporation Limited (“News Corp”), a global media company that in the United States owns the Fox Television Network, 35 broadcast television stations, a group of regional sports networks and a number of nationally distributed cable networks (including the Fox News Channel, FX, the Fox Movie Channel, the Speed Channel and the National Geographic Channel), acquired a controlling interest in DirecTV. This acquisition was approved by the FCC in an order that, among other things, requires News Corp to offer carriage of its broadcast television stations and access to its cable programming services to cable television systems and other multichannel video programming distributors on nonexclusive and nondiscriminatory terms and conditions. Notwithstanding the requirements imposed by the FCC, this acquisition has the potential not only to enhance DirecTV’s effectiveness as a competitor, but also to limit the access of cable television systems to desirable programming and to increase the costs of such programming. The Company’s cable television systems also compete with wireless cable services in several of their markets and may face additional competition from such services in the future. Moreover, the Telecommunications Act of 1996 permits telephone companies to own and operate cable television systems in the same areas where they provide telephone services and thus may lead to the provision of competing program delivery services by local telephone companies. Telephone companies can also compete with cable television systems in providing broadband Internet access by using DSL and other technologies. Some telephone companies have entered into strategic partnerships with DBS operators that permit the telephone company to package the video programming services of the DBS operator with the telephone company’s own DSL service, thereby competing directly with the video programming and cable modem services being offered by existing cable television systems.
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
According to figures compiled by Publishers’ Information Bureau, Inc., of the 226 magazines reported on by the Bureau, Newsweek ranked fifth in total advertising revenues in 2004, when it received approximately 2.6% of all advertising revenues of the magazines included in the report. The magazine industry is highly competitive, both within itself and with other advertising media that compete for audience and advertising revenue.
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
Donald E. Graham, age 59, has been Chairman of the Board of the Company since September 1993 and Chief Executive Officer of the Company since May 1991. Mr. Graham served as President of the Company from May 1991 until

THE WASHINGTON POST COMPANY

September 1993 and prior to that had been a Vice President of the Company for more than five years. Mr. Graham also served as Publisher of The Washington Post from 1979 until September 2000.
Diana M. Daniels, age 55, has been Vice President and General Counsel of the Company since November 1988 and Secretary of the Company since September 1991. Ms. Daniels served as General Counsel of the Company from January 1988 to November 1988 and prior to that had been Vice President and General Counsel of Newsweek, Inc. since 1979.
Ann L. McDaniel, age 49, became Vice President-Human Resources of the Company in September 2001. Ms. McDaniel had previously served as Senior Director of Human Resources of the Company since January 2001, and prior to that held various editorial positions at Newsweek for more than five years, most recently as Managing Editor, a position she assumed in November 1998.
John B. Morse, Jr., age 58, has been Vice President-Finance of the Company since November 1989. He joined the Company as Vice President and Controller in July 1989 and prior to that had been a partner of Price Waterhouse.
Gerald M. Rosberg, age 58, became Vice President-Planning and Development of the Company in February 1999. He had previously served as Vice President-Affiliates at The Washington Post, a position he assumed in November 1997. Mr. Rosberg joined the Company in January 1996 as The Post’s Director of Affiliate Relations.
Employees
The Company and its subsidiaries employ approximately 14,800 persons on a full-time basis.
WP Company has approximately 2,630 full-time employees. About 1,475 of that unit’s full-time employees and about 455 part-time employees are represented by one or another of five unions. Collective bargaining agreements are currently in effect with locals of the following unions covering the full-time and part-time employees and expiring on the dates indicated: 1,231 editorial, newsroom and commercial department employees represented by the Communications Workers of America (November 7, 2005); 39 machinists represented by the International Association of Machinists (January 10, 2007); 32 photoengravers-platemakers represented by the Graphic Communications International Union (February 10, 2007); 27 electricians represented by the International Brotherhood of Electrical Workers (December 13, 2007); and 31 engineers, carpenters and painters represented by the International Union of Operating Engineers (April 9, 2005). The agreement covering 410 mailroom workers represented by the Communications Workers of America expired on May 18, 2003, and efforts to negotiate a new agreement are continuing. Also, the agreement covering 63 paper handlers and general workers represented by the Graphic Communications International Union expired on November 20, 2004; a replacement agreement had been negotiated but that agreement was subsequently rejected by the members of the bargaining unit.
Washingtonpost.Newsweek Interactive has approximately 230 full-time and 35 part-time employees, none of whom is represented by a union.
Of the approximately 250 full-time and 100 part-time employees at The Daily Herald Company, about 70 full-time and 20 part-time employees are represented by one or another of three unions. The newspaper’s collective bargaining agreement with the Graphic Communications International Union, which represents press operators, expires on March 15, 2005, and its agreement with the Communications Workers of America, which represents printers and mailers, expires on October 31, 2005. The Newspaper’s agreement with the International Brotherhood of Teamsters, which represents bundle haulers, expires on September 22, 2007.
The Company’s broadcasting operations have approximately 980 full-time employees, of whom about 230 are union-represented. Of the eight collective bargaining agreements covering union-represented employees, one has expired and is being renegotiated. Two other collective bargaining agreements will expire in 2005.
The Company’s Cable Television Division has approximately 1,700 full-time employees, none of whom is represented by a union.
Worldwide, Kaplan employs approximately 7,600 persons on a full-time basis. Kaplan also employs substantial numbers of part-time employees who serve in instructional and administrative capacities. During peak seasonal periods, Kaplan’s part-time workforce exceeds 15,500 employees. None of Kaplan’s employees is represented by a union.
Newsweek has approximately 620 full-time employees (including about 130 editorial employees represented by the Communications Workers of America under a collective bargaining agreement that will expire on December 31, 2005).
2004 FORM 10-K

Post-Newsweek Media, Inc. has approximately 645 full-time and 160 part-time employees. Robinson Terminal Warehouse Corporation (the Company’s newsprint warehousing and distribution subsidiary), Greater Washington Publishing, Express Publications Company and El Tiempo Latino LLC each employ fewer than 100 persons. None of these units’ employees is represented by a union.
Forward-Looking Statements
All public statements made by the Company and its representatives that are not statements of historical fact, including certain statements in this Annual Report on Form 10-K and elsewhere in the Company’s 2004 Annual Report to Stockholders, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include comments about the Company’s business strategies and objectives, the prospects for growth in the Company’s various business operations, and the Company’s future financial performance. As with any projection or forecast, forward-looking statements are subject to various risks and uncertainties that could cause actual results or events to differ materially from those anticipated in such statements. In addition to the various matters discussed elsewhere in this Annual Report on Form 10-K (including the financial statements and other items filed herewith), specific factors identified by the Company that might cause such a difference include the following: changes in prevailing economic conditions, particularly in the specific geographic and other markets served by the Company; actions of competitors, including price changes and the introduction of competitive service offerings; changes in the preferences of readers, viewers and advertisers, particularly in response to the growth of Internet-based media; changes in communications and broadcast technologies; the effects of changing cost or availability of raw materials, including changes in the cost or availability of newsprint and magazine body paper; changes in the extent to which standardized tests are used in the admissions process by colleges and graduate schools; changes in the extent to which licensing or proficiency examinations are used to qualify individuals to pursue certain careers; changes in laws or regulations, including changes that affect the way business entities are taxed; and changes in accounting principles or in the way such principles are applied.
Available Information
The Company’s Internet address is www.washpostco.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with the Securities and Exchange Commission. In addition, the Company’s Certificate of Incorporation, its Corporate Governance Guidelines, the Charters of the Audit and Compensation Committees of the Company’s Board of Directors, and the codes of conduct adopted by the Company and referred to in Item 10 of this Annual Report on Form 10-K are each available on the Company’s website; printed copies of such documents may be obtained by any stockholder upon written request to the Secretary of the Company at 1150 15th Street, N.W., Washington, D.C. 20071.
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
WP Company owns a printing plant in Fairfax County, Virginia which was built in 1980 and expanded in 1998. That facility is located on 19 acres of land owned by WP Company. WP Company also owns a printing plant and distribution facility in Prince George’s County, Maryland, which was built in 1998 on a 17-acre tract of land owned by WP Company. In addition, WP Company owns undeveloped land near Dulles Airport in Fairfax County, Virginia (39 acres) and in Prince George’s County, Maryland (34 acres); both of these properties currently are under contract to be sold.
The Herald owns its plant and office building in Everett, Washington; it also owns two warehouses adjacent to its plant and a small office building in Lynnwood, Washington.

THE WASHINGTON POST COMPANY

Post-Newsweek Media, Inc. owns a two-story brick building that serves as its headquarters and as headquarters for The Gazette Newspapers and a separate two-story brick building that houses its Montgomery County commercial printing business. All of these properties are located in Gaithersburg, Maryland. In addition, Post-Newsweek Media, Inc. owns a one-story brick building in Waldorf, Maryland that houses its Charles County commercial printing business and also serves as the headquarters for two of the Southern Maryland Newspapers. The other editorial and sales offices for The Gazette Newspapers and the Southern Maryland Newspapers are located in leased premises. The PostNewsweek Tech Media Division leases office space in Washington, D.C. and Oakland, California. Post-Newsweek Media has contracted to purchase approximately 7 acres of undeveloped land in Prince George’s County, Maryland, on which it plans to build a combination office building and commercial printing facility.
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
The headquarters offices of the Cable Television Division are located in a three-story office building in Phoenix, Arizona that was purchased by Cable One in 1998. The majority of the offices and head-end facilities of the Division’s individual cable systems are located in buildings owned by Cable One. Most of the tower sites used by the Division are leased. In addition, the Division houses a call-center operation in 20,000 square feet of rented space in Phoenix under a lease that expires in 2013.
Kaplan owns a total of ten buildings, including a 26,000-square-foot six-story building located at 131 West 56th Street in New York City, which serves as an educational center primarily for international students, and a 2,300-square-foot office condominium in Chapel Hill, North Carolina which it utilizes for its Test Prep business. Kaplan also owns a 15,000-square-foot three-story building in Berkeley, California utilized for its Test Prep and English Language Training businesses; a 39,000-square-foot four-story brick building and a 19,000-square-foot two-story brick building in Lincoln, Nebraska which are used by Hamilton College; a 25,000-square-foot one-story building in Omaha, Nebraska also used by Hamilton College; a 131,000-square-foot five-story brick building in Manchester, New Hampshire used by Hesser College; an 18,000-square-foot one-story brick building in Dayton, Ohio used by the Ohio Institute of Photography and Technology; a 25,000-square-foot building in Hammond, Indiana used by Sawyer College; and a 45,000-square-foot three-story brick building in Houston, Texas used by the Texas School of Business. Kaplan University’s new corporate office is in a 97,000-square-foot building located in Ft. Lauderdale, Florida, which has been leased for a term expiring in 2015. Kaplan’s distribution facilities for most of its domestic publications are located in a 169,000-square-foot warehouse in Aurora, Illinois which has been rented under a lease which expires in 2010. Kaplan’s headquarters offices are located at 888 7th Avenue in New York City, where Kaplan rents space on three floors under a lease which expires in 2017. Overseas, Dublin Business School’s facilities in Dublin, Ireland are located in four buildings aggregating approximately 54,000 square feet of space which have been rented under leases expiring between 2018 and 2028. The Financial Training Company’s two largest leaseholds are office and instructional space in London of 21,000 square feet and 28,000 square feet which are being occupied under leases that expire in 2007 and 2019, respectively. All other Kaplan facilities in the United States and overseas (including administrative offices and instructional locations) also occupy leased premises.
The principal offices of Newsweek are located at 251 West 57th Street in New York City, where Newsweek rents space on nine floors. The lease on this space will expire in 2009 but is renewable for a 15-year period at Newsweek’s option at rentals to be negotiated or arbitrated. Budget Travel’s offices are also located in New York City, where they occupy premises under a lease that expires in 2010. Newsweek also leases a portion of a building in Mountain Lakes, N.J. to house its accounting, production and distribution departments. The lease on this space will expire in 2007 but is renewable for two five-year periods at Newsweek’s option.
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
The offices of Washingtonpost.Newsweek Interactive occupy 85,000 square feet of office space in Arlington, Virginia under a lease which expires in 2010. Express Publications Company subleases part of this space. In addition, WPNI leases space in Washington, D.C. and subleases space from Newsweek in New York City for Slate’s offices in those
2004 FORM 10-K

cities, and also leases office space for WPNI sales representatives in New York City, Chicago, San Francisco and Los Angeles.
Greater Washington Publishing’s offices are located in leased space in Fairfax, Virginia, while El Tiempo Latino LLC’s offices are located in leased space in Arlington, Virginia.
Item 3. Legal Proceedings.
The Company and its subsidiaries are defendants in various civil lawsuits that have arisen in the ordinary course of their businesses, including actions alleging libel, invasion of privacy and violations of applicable wage and hour laws. While it is not possible to predict the outcome of these lawsuits, in the opinion of management their ultimate disposition should not have a material adverse effect on the financial position, liquidity or results of operations of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.
Not applicable.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s Class B Common Stock is traded on the New York Stock Exchange under the symbol “WPO.” The Company’s Class A Common Stock is not publicly traded.
The high and low sales prices of the Company’s Class B Common Stock during the last two years were:

	2004		2003

Quarter	High	Low	High	Low

January – March	$921	$790	$764	$659

April – June	983	886	741	679

July – September	956	830	752	650

October – December	999	862	820	667
During 2004 the Company did not repurchase any shares of its Class B Common Stock.
At January 31, 2005, there were 28 holders of record of the Company’s Class A Common Stock and 1,006 holders of record of the Company’s Class B Common Stock.
Both classes of the Company’s Common Stock participate equally as to dividends. Quarterly dividends were paid at the rate of $1.75 per share during 2004 and $1.45 per share during 2003.

Item 6.	Selected Financial Data.
See the information for the years 2000 through 2004 contained in the table titled “Ten-Year Summary of Selected Historical Financial Data” which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 27 hereof (with only the information for such years to be deemed filed as part of this Annual Report on Form 10-K).

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

THE WASHINGTON POST COMPANY

Equity Price Risk
The Company has common stock investments in several publicly traded companies (as discussed in Note C to the Company’s consolidated Financial Statements) that are subject to market price volatility. The fair value of these common stock investments totaled $409,736,000 at January 2, 2005.
The following table presents the hypothetical change in the aggregate fair value of the Company’s common stock investments in publicly traded companies assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the market price of each stock included therein:

Value of Common Stock Investments			Value of Common Stock Investments
Assuming Indicated Decrease in			Assuming Indicated Increase in
Each Stock’s Price			Each Stock’s Price

-30%	-20%	-10%	+10%	+20%	+30%

$286,815,000	$327,789,000	$368,762,000	$450,710,000	$491,683,000	$532,657,000
During the 24 quarters since the end of the Company’s 1998 fiscal year, market price movements caused the aggregate fair value of the Company’s common stock investments in publicly traded companies to change by approximately 20% in one quarter, 15% in five quarters and by 10% or less in each of the other 18 quarters.
Interest Rate Risk
At January 2, 2005, the Company had short-term commercial paper borrowings outstanding of $50,187,000 at an average interest rate of 2.2%. At December 28, 2003, the Company had commercial paper borrowings outstanding of $188,316,000 at an average interest rate of 1.1%. The Company is exposed to interest rate risk with respect to such borrowings since an increase in commercial paper borrowing rates would increase the Company’s interest expense on its commercial paper borrowings. Assuming a hypothetical 100 basis point increase in its average commercial paper borrowing rates from those that prevailed during the Company’s 2004 and 2003 fiscal years, the Company’s interest expense would have been greater by approximately $726,000 in fiscal 2004 and by approximately $1,800,000 in fiscal 2003.
The Company’s long-term debt consists of $400,000,000 principal amount of 5.5% unsecured notes due February 15, 2009 (the “Notes”). At January 2, 2005, the aggregate fair value of the Notes, based upon quoted market prices, was $423,000,000. An increase in the market rate of interest applicable to the Notes would not increase the Company’s interest expense with respect to the Notes since the rate of interest the Company is required to pay on the Notes is fixed, but such an increase in rates would affect the fair value of the Notes. Assuming, hypothetically, that the market interest rate applicable to the Notes was 100 basis points higher than the Notes’ stated interest rate of 5.5%, the fair value of the Notes would be approximately $385,720,000. Conversely, if the market interest rate applicable to the Notes was 100 basis points lower than the Notes’ stated interest rate, the fair value of the Notes would then be approximately $414,860,000.

Item 8.	Financial Statements and Supplementary Data.
See the Company’s Consolidated Financial Statements at January 2, 2005, and for the periods then ended, together with the report of PricewaterhouseCoopers LLP thereon and the information contained in Note O to said Consolidated Financial Statements titled “Summary of Quarterly Operating Results and Comprehensive Income (Unaudited),” which are included in this Annual Report on Form 10-K and listed in the index to financial information on page 27 hereof.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of January 2, 2005. Based on that evaluation, the Company’s Chief Executive
2004 FORM 10-K

Officer and Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of January 2, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 2, 2005, our internal control over financial reporting is effective based on these criteria. Our independent auditors, PricewaterhouseCoopers LLP, have audited our assessment of the effectiveness of our internal control over financial reporting as of January 2, 2005, as stated in their report which is included herein.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Item 9B. Other Information.
Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
The information contained under the heading “Executive Officers” in Item 1 hereof and the information contained under the headings “Nominees for Election by Class A Stockholders,” “Nominees for Election by Class B Stockholders” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders is incorporated herein by reference thereto.
The Company has adopted codes of conduct that constitute “codes of ethics” as that term is defined in paragraph (b) of Item 406 of Regulation S-K and that apply to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and to any persons performing similar functions. Such codes of conduct are posted on the Company’s Internet website, the address of which is www.washpostco.com, and the Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K with respect to certain amendments to, and waivers of the requirements of, the provisions of such codes of conduct applicable to the officers and persons referred to above by posting the required information on its Internet website.
In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits to this Annual Report on Form 10-K, in May 2004 the Company’s Chief Executive Officer submitted to the New York Stock Exchange the certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303A.12 of the NYSE Listed Company Manual.
Item 11. Executive Compensation.
The information contained under the headings “Director Compensation,” “Executive Compensation,” “Retirement Plans,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Performance Graph” in the definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders is incorporated herein by reference thereto.

THE WASHINGTON POST COMPANY

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained under the heading “Stock Holdings of Certain Beneficial Owners and Management” and in the table titled “Equity Compensation Plan Information” in the definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 13.	Certain Relationships and Related Transactions.
The information contained under the heading “Certain Relationships and Related Transactions” in the definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 14.	Principal Accountant Fees and Services.
The information contained under the heading “Audit Committee Report” in the definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders is incorporated herein by reference thereto.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
The following documents are filed as part of this report:

1. Financial Statements

As listed in the index to financial information on page 27 hereof.

2. Financial Statement Schedules

As listed in the index to financial information on page 27 hereof.

3. Exhibits

As listed in the index to exhibits on page 63 hereof.
2004 FORM 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2005.

THE WASHINGTON POST COMPANY
(Registrant)

By	/s/ JOHN B. MORSE, JR.

John B. Morse, Jr.
Vice President-Finance
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2005:

Donald E. Graham	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director

John B. Morse, Jr.	Vice President-Finance (Principal Financial and Accounting Officer)

Warren E. Buffett	Director

Barry Diller	Director

John L. Dotson Jr.	Director

Melinda French Gates	Director

George J. Gillespie, III	Director

Ronald L. Olson	Director

Alice M. Rivlin	Director

Richard D. Simmons	Director

George W. Wilson	Director

By	/s/ JOHN B. MORSE, JR.

John B. Morse, Jr.
Attorney-in-Fact
An original power of attorney authorizing Donald E. Graham, John B. Morse, Jr. and Diana M. Daniels, and each of them, to sign all reports required to be filed by the Registrant pursuant to the Securities Exchange Act of 1934 on behalf of the above-named directors and officers has been filed with the Securities and Exchange Commission.

THE WASHINGTON POST COMPANY

INDEX TO FINANCIAL INFORMATION

THE WASHINGTON POST COMPANY

     All other schedules have been omitted either because they are not applicable or because the required information is included in the Consolidated Financial Statements or the notes thereto referred to above.
2004 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
This analysis should be read in conjunction with the consolidated financial statements and the notes thereto.
OVERVIEW
The Washington Post Company is a diversified media and education company, with education as the fastest-growing business. The Company operates principally in four areas of the media business: newspaper publishing, television broadcasting, magazine publishing and cable television. Through its subsidiary Kaplan, Inc., the Company provides educational services for individuals, schools and businesses. The Company’s business units are diverse and subject to different trends and risks.
In 2004, the Company’s education segment became the largest operating segment of the Company from a revenue standpoint. The Company has devoted significant resources and attention to this division, given the attractiveness of investment opportunities and growth prospects. The growth of Kaplan in recent years has come from both rapid internal growth and acquisitions. Each of Kaplan’s businesses showed revenue and operating income growth in 2004, except for Professional, which showed solid revenue growth, but was essentially flat in operating income due to new programs and increased technology costs. The campus-based and online businesses in Kaplan’s higher education division showed particularly significant revenue and operating income growth. Kaplan completed its first full year operating The Financial Training Company, a test preparation services company for accountants and financial services professionals, primarily in the United Kingdom; and Dublin Business School, Ireland’s largest private undergraduate institution. These 2003 acquisitions marked the Company’s most significant business investments outside the United States in more than 10 years, and both have helped grow Kaplan’s revenue and operating income in 2004. Kaplan made eight acquisitions in 2004, none of them individually significant from a financial standpoint. Over the past several years, Kaplan’s revenues have grown rapidly while operating income (loss) has fluctuated due largely to various business investments and stock compensation charges.
The cable division has also been a source of recent growth and capital investment. Cable One’s industry has experienced significant technological changes, which have created new revenue opportunities, such as digital television and broadband, as well as increased competition, particularly from satellite television service providers. While the cable division’s subscriber base stabilized in 2003, there was a modest decline in the number of basic cable subscribers in 2004 (709,100 at the end of 2004, compared to 720,800 at the end of 2003) and paying digital subscribers (219,200 at the end of 2004, as compared to 222,900 at the end of December 2003). Cable One implemented a $2 monthly rate increase for basic cable service at most of its systems in March 2004, but has no plans for a basic rate increase in 2005. High-speed data subscribers grew 33% in 2004 (178,300 at the end of 2004, compared to 133,800 at the end of 2003). The cable division began offering bundled services in 2003 (basic and tier service, digital service, and high speed data service in one package) with monthly subscriber discounts. By the end of 2004, 12% of the cable division’s subscribers accepted the full bundle of services.
The Company’s newspaper publishing, broadcast television and magazine publishing divisions derive revenue from advertising and, to a lesser extent, circulation and subscriptions. The results of these divisions tend to fluctuate with the overall advertising cycle (amongst other business factors). In 2004, advertising showed continued improvement. The Washington Post newspaper reported continued strong increases in print classified recruitment revenue, with a 20% increase for the year. Preprint and general print advertising categories had solid growth in 2004 as well. Circulation volume continued a downward trend. The Post benefited from payroll savings in 2004 as a result of early retirement programs in 2003 that were accepted by 153 employees. The Company’s online publishing business, Washingtonpost.Newsweek Interactive, showed 32% revenue growth in 2004 and reported positive operating income (as we measure it internally) for the first time.
The Company’s television broadcasting division experienced a large increase in operating income due primarily to significant political and Olympics-related advertising in 2004. The Company expects a significant decline in television broadcasting operating income for 2005 as a result of the absence of any significant political elections and no Olympics programming. Newsweek magazine showed ad growth in 2004 in both its domestic and international editions.
The Company generates a significant amount of cash from its businesses that is used to support its operations, to pay down debt, and to fund capital expenditures, dividends and acquisitions.
RESULTS OF OPERATIONS — 2004 COMPARED TO 2003
Net income was $332.7 million ($34.59 per share) for the fiscal year 2004 ended January 2, 2005, compared with $241.1 million ($25.12 per share) for the fiscal year 2003 ended December 28, 2003. Each of the Company’s divisions reported strong growth in operating income for 2004. The Company’s 2003 results included a non-operating gain from the sale of the Company’s 50% interest in the International Herald Tribune (after-tax impact of $32.3 million, or $3.38 per share), an operating gain from the sale of land at The Washington Post newspaper (after-tax impact of $25.5 million, or $2.66 per share) and early retirement program charges at The Washington Post newspaper (after-tax impact of $20.8 million, or $2.18 per share). Also included in 2003 results is a charge in connection with the establishment of the Kaplan Educational Foundation (after-tax impact of $3.9 million, or $0.41 per share) and Kaplan stock compensation expense for the 10% premium associated with a partial buyout of the Kaplan stock compensation plan (after-tax impact of $6.4 million, or $0.67 per share).
Revenue for 2004 was $3,300.1 million, up 16% compared to $2,838.9 million in 2003. The increase in revenue is due mostly to significant revenue growth at the education and television broadcasting divisions, along with increases at the Company’s cable

THE WASHINGTON POST COMPANY

television, newspaper publishing and magazine publishing divisions. Advertising revenue increased 10% in 2004, and circulation and subscriber revenue increased 5%. Education revenue increased 35% in 2004, and other revenue was up 6%. The increase in advertising revenue is due to increases at the television broadcasting, newspaper publishing and magazine publishing divisions. The increase in circulation and subscriber revenue is due to a 9% increase in subscriber revenue at the cable division from continued growth in cable modem, basic and digital service revenues, a 2% increase in circulation revenue at The Post, and a 4% decline in Newsweek circulation revenues due to subscription rate declines at the domestic edition of Newsweek. Revenue growth at Kaplan, Inc. (about 33% of which was from acquisitions) accounted for the increase in education revenue.
Operating costs and expenses for the year increased 11% to $2,737.1 million, from $2,475.1 million in 2003. The increase is primarily due to higher expenses from operating growth at the education, cable television and television broadcasting divisions, higher newsprint prices and a reduced pension credit, offset by a significant decrease in stock-based compensation expense at Kaplan.
Operating income increased 55% to $563.0 million, from $363.8 million in 2003, due largely to significantly improved results at the education and television broadcasting divisions. Kaplan results for 2004 include $32.5 million in stock compensation expense. In addition to pre-tax charges of $10.5 million for the 10% buyout premium and $6.5 million for the Kaplan Education Foundation, Kaplan results for 2003 included an additional $108.6 million in Kaplan stock compensation expense. Operating results for 2003 also included a $41.7 million pre-tax gain on the sale of land at The Washington Post newspaper and $34.1 million in pre-tax charges from early retirement programs at The Washington Post newspaper.
The Company’s 2004 operating income includes $42.0 million of net pension credits, compared to $55.1 million in 2003. These amounts exclude $0.1 million and $34.1 million in charges related to early retirement programs in 2004 and 2003, respectively.
DIVISION RESULTS
Newspaper Publishing Division. At the newspaper publishing division, 2004 generally included 53 weeks compared to 52 weeks in 2003. Newspaper publishing division revenue in 2004 increased 7% to $938.1 million, from $872.8 million in 2003. Division operating income for 2004 totaled $143.1 million, an increase of 7% from $134.2 million in 2003. The increase in operating income for 2004 reflects higher print and online advertising revenue, 2003 pre-tax charges of $34.1 million from early retirement programs at The Washington Post newspaper and payroll savings from the early retirement programs implemented at The Post in 2003. These factors were partially offset by a $41.7 million pre-tax gain on the sale of land at The Washington Post newspaper in the fourth quarter of 2003, a 12% increase in newsprint expense at The Post and a $10.8 million reduction in the net pension credit, excluding charges related to early retirement programs. Operating margin at the newspaper publishing division was 15% for 2004 and 2003.
Print advertising revenue at The Washington Post newspaper in 2004 increased 5% to $603.3 million, from $572.2 million in 2003. The increase in print advertising revenue for 2004 is primarily due to increases in classified recruitment, preprints and general advertising categories. Classified recruitment advertising revenue was up 20% to $74.8 million in 2004, a $12.5 million increase compared to 2003.
Circulation revenue at The Post was up 2% for 2004 due to an increase in home delivery prices in 2003 and an extra week in fiscal 2004. Daily circulation at The Post declined 2.6% and Sunday circulation declined 2.3% in 2004; average daily circulation totaled 726,000 (unaudited) and average Sunday circulation totaled 1,011,000 (unaudited).
During 2004, revenue generated by the Company’s online publishing activities, primarily washingtonpost.com, increased 32% to $62.0 million, from $46.9 million in 2003. Local and national online advertising revenues grew 46% and online classified advertising revenue on washingtonpost.com increased 33%.
On January 14, 2005, the Company completed the acquisition of Slate, the online magazine, which will be included as part of the Company’s newspaper publishing division.
Television Broadcasting Division. Revenue for the television broadcasting division increased 15% to $361.7 million in 2004, from $315.1 million in 2003, due to $34.3 million in political advertising in 2004, $8.0 million in incremental summer Olympics-related advertising at the Company’s NBC affiliates in 2004 and several days of commercial-free coverage in connection with the Iraq war in March 2003.
Operating income for 2004 increased 25% to $174.2 million, from $139.7 million in 2003, primarily as a result of the revenue increases discussed above. Operating margin at the broadcast division was 48% for 2004 and 44% for 2003.
Competitive market position remained strong for the Company’s television stations. WDIV in Detroit and KSAT in San Antonio were ranked number one in the November 2004 ratings period, Monday through Friday, sign-on to sign-off; WKMG in Orlando ranked second; WJXT in Jacksonville and KPRC in Houston ranked third; and WPLG was third among English-language stations in the Miami market.
Magazine Publishing Division. Revenue for the magazine publishing division totaled $366.1 million for 2004, a 4% increase from $353.6 million in 2003. The revenue increase in 2004 is primarily due to a 9% increase in advertising revenue, largely from increased ad pages at the domestic and international editions of Newsweek and at Arthur Frommer’s Budget Travel magazine, as well as lower travel-related advertising revenues at the Pacific edition of Newsweek in 2003 due to the SARS outbreak, offset by a 4% decline in circulation revenue.
Operating income totaled $52.9 million for 2004, an increase of 22% from $43.5 million in 2003. The improvement in operating
2004 FORM 10-K

results for 2004 is primarily due to increased advertising revenue, continued cost controls at Newsweek’s international editions and improved results at the Company’s trade magazines.
Operating margin at the magazine publishing division was 14% for 2004 and 12% for 2003.
Cable Television Division. Cable division revenue of $499.3 million for 2004 represents a 9% increase from revenue of $459.4 million in 2003. The 2004 revenue increase is due to continued growth in the division’s cable modem and digital service revenues and a $2 monthly rate increase for basic cable service, effective March 1, 2004, at most of the cable division’s systems.
Cable division operating income increased 18% in 2004 to $104.2 million, from $88.4 million in 2003. The increase in 2004 operating income is due mostly to the division’s significant revenue growth, offset by higher programming, Internet and depreciation costs. Operating margin at the cable television division was 21% in 2004 and 19% in 2003.
At December 31, 2004, the cable division had approximately 219,200 digital cable subscribers, down slightly from 222,900 at December 31, 2003. This represents a 31% penetration of the subscriber base. At December 31, 2004, the cable division had 178,300 CableONE.net service subscribers, compared to 133,800 at December 31, 2003. Both digital and cable modem services are now offered in virtually all of the cable division’s markets. At December 31, 2004, the cable division had 709,100 basic subscribers, compared to 720,800 at December 31, 2003. The decrease is due to small losses associated with the basic rate increase discussed above, along with continued competition from DBS providers.
At December 31, 2004, Revenue Generating Units (RGUs), the sum of basic video, digital video and cable modem subscribers, totaled 1,106,600, compared to 1,077,500 as of December 31, 2003. The increase is due to an increase in the number of cable modem customers. RGUs include about 6,500 subscribers who receive free basic video service, primarily local governments, schools and other organizations as required by various franchise agreements.
Below are details of cable division capital expenditures for 2004 and 2003, in the NCTA Standard Reporting Categories (in millions):

	2004	2003

Customer premise equipment	$23.5	$17.0

Commercial	0.1	0.1

Scaleable infrastructure	8.6	5.3

Line extensions	14.0	10.6

Upgrade/rebuild	15.6	21.4

Support capital	17.1	11.5

Total	$78.9	$65.9

Education Division. Education division revenue in 2004 increased 35% to $1,134.9 million, from $838.1 million in 2003. Excluding revenue from acquired businesses, primarily in the higher education division and the professional training schools that are part of supplemental education, education division revenue increased 24% in 2004. Kaplan reported operating income of $121.5 million for the year, compared to an operating loss of $11.7 million in 2003; a significant portion of the improvement is from a $93.1 million decline in costs associated with the Kaplan stock option plan and the establishment of the Kaplan Educational Foundation, as discussed previously. A summary of operating results for 2004 compared to 2003 is as follows (in thousands):

	2004	2003	% Change

Revenue

Supplemental education	$575,014	$469,757	22

Higher education	559,877	368,320	52

	$1,134,891	$838,077	35

Operating income (loss)

Supplemental education	$100,795	$87,044	16

Higher education	93,402	58,428	60

Kaplan corporate overhead	(31,533)	(36,782)	14

Other	(41,209)	(120,399)	66

	$121,455	$(11,709)	—

Supplemental education includes Kaplan’s test preparation, professional training and Score! businesses. Excluding revenues from acquired businesses, supplemental education revenues grew by 14%. Test preparation revenue grew by 15% due to strong enrollment in the SAT/ PSAT, MCAT and Advanced Med. Operating results in 2004 reflect increased course development costs. Also included in supplemental education is The Financial Training Company (FTC), which was acquired in March 2003. Headquartered in London, FTC provides test preparation services for accountants and financial services professionals, with training centers in the United Kingdom and Asia. FTC revenues grew by 44% in 2004 over the same time period the business was owned by Kaplan in 2003. Supplemental education results also include professional real estate, insurance and security courses. Real estate publishing and training courses contributed to growth in supplemental education in 2004. The final component of supplemental education is Score!, which provides academic enrichment to children and has lower operating margins than the other supplemental education businesses due to higher fixed costs. Revenues at Score! were up slightly compared to 2003.
Higher education includes all of Kaplan’s post-secondary education businesses, including fixed-facility colleges as well as online post-secondary and career programs (various distance-learning businesses). Excluding revenue from acquired businesses, higher education revenues grew by 35% in 2004. Higher education results are showing significant growth, especially the online programs, in which revenues more than doubled in 2004. At the end of 2004, higher education enrollments totaled 58,000, compared to 45,000 at the end of 2003.

THE WASHINGTON POST COMPANY

Corporate overhead represents unallocated expenses of Kaplan, Inc.’s corporate office, including a $6.5 million charge in the fourth quarter of 2003 for the Kaplan Educational Foundation.
Other expense comprises accrued charges for stock-based incentive compensation arising from a stock option plan established for certain members of Kaplan’s management (the general provisions of which are discussed in Note G to the Consolidated Financial Statements) and amortization of certain intangibles. Under the stock-based incentive plan, the amount of compensation expense varies directly with the estimated fair value of Kaplan’s common stock and the number of options outstanding. The Company recorded expense of $32.5 million and $119.1 million for 2004 and 2003, respectively, related to this plan. The stock compensation expense for 2003 included the impact of the third quarter 2003 buyout offer for approximately 55% of the stock options outstanding at Kaplan. The stock compensation expense in 2004 is based on the remaining Kaplan stock options held by a small number of Kaplan executives after the 2003 buyout.
Corporate Office. The corporate office operating expenses increased to $32.8 million in 2004, from $30.3 million in 2003. The increase is primarily due to the corporate office’s share of increased compliance costs in connection with Section 404 of the Sarbanes–Oxley Act of 2002.
Equity in Losses of Affiliates. The Company’s equity in losses of affiliates for 2004 was $2.3 million, compared to losses of $9.8 million for 2003. The Company’s affiliate investments at the end of 2004 consisted of a 49% interest in BrassRing LLC and a 49% interest in Bowater Mersey Paper Company Limited. The reduction in affiliate losses for 2004 is attributable to improved operating results at both BrassRing and Bowater.
On January 1, 2003, the Company sold its 50% interest in the International Herald Tribune for $65 million and recorded an after-tax non-operating gain of $32.3 million in the first quarter of 2003.
Non-Operating Items. The Company recorded other non-operating income, net, of $8.1 million in 2004, compared to $55.4 million in 2003. The 2004 non-operating income, net, is primarily from foreign currency gains. The 2003 non-operating income, net, mostly comprises a $49.8 million pre-tax gain from the sale of the Company’s 50% interest in the International Herald Tribune.
A summary of non-operating income (expense) for the years ended January 2, 2005 and December 28, 2003, follows (in millions):

	2004	2003

Foreign currency gains, net	$5.5	$4.2

Gain on sale of interest in IHT	—	49.8

Impairment write-downs on cost method and other investments	(0.7)	(1.3)

Gain on exchange of cable system business	0.5	—

Other gains	2.8	2.7

Total	$8.1	$55.4

The Company incurred net interest expense of $26.4 million in 2004, compared to $26.9 million in 2003. At January 2, 2005, the Company had $484.1 million in borrowings outstanding at an average interest rate of 5.1%; at December 28, 2003, the Company had $631.1 million in borrowings outstanding.
Income Taxes. The effective tax rate was 38.7% for 2004, compared to 37.0% for 2003. The 2003 effective tax rate benefited from the 35.1% effective tax rate applicable to the one-time gain arising from the sale of the Company’s interest in the International Herald Tribune. The Company expects an effective tax rate in 2005 of approximately 38.7%.
RESULTS OF OPERATIONS — 2003 COMPARED TO 2002
Net income was $241.1 million ($25.12 per share) for the fiscal year ended December 28, 2003, compared with net income of $204.3 million ($21.34 per share) for the fiscal year ended December 29, 2002. The Company’s 2003 results include a non-operating gain from the sale of the Company’s 50% interest in the International Herald Tribune (after-tax impact of $32.3 million, or $3.38 per share), an operating gain from the sale of land at The Washington Post newspaper (after-tax impact of $25.5 million, or $2.66 per share), early retirement program charges at The Washington Post newspaper (after-tax impact of $20.8 million, or $2.18 per share), Kaplan stock compensation expense for the 10% premium associated with the purchase of certain outstanding stock options announced in the third quarter (after-tax impact of $6.4 million, or $0.67 per share), and a charge in connection with the establishment of the Kaplan Educational Foundation (after-tax impact of $3.9 million, or $0.41 per share). The Company’s 2002 results included a net non-operating gain from the exchange of certain cable systems (after-tax impact of $16.7 million, or $1.75 per share), a transitional goodwill impairment loss (after-tax impact of $12.1 million, or $1.27 per share), charges from early retirement programs (after-tax impact of $11.3 million, or $1.18 per share), and a net non-operating loss from the write-down of certain of the Company’s investments (after-tax impact of $2.3 million, or $0.24 per share).
Results for 2003 include $119.1 million in stock compensation expense at the Kaplan education division, which was significantly higher than the $34.5 million in Kaplan stock compensation expense in 2002. In September 2003, the Company announced an offer totaling $138 million for approximately 55% of the stock options outstanding at Kaplan. The Company’s offer included a 10% premium over the then current valuation price. The Company paid out $118.7 million in the fourth quarter of 2003, with the remainder of the payouts to be made from 2004 through 2008. A small number of key Kaplan executives will continue to hold the remaining 45% of outstanding Kaplan stock options, with roughly half of the remaining options expiring in 2007 and half expiring in 2011.
Revenue for 2003 was $2,838.9 million, up 10% compared to revenue of $2,584.2 million in 2002. The increase in revenue is due mostly to significant revenue growth at the education division, along with increases at the Company’s cable television, newspaper publishing, and magazine publishing divisions; revenues were down
2004 FORM 10-K

at the television broadcasting division. Advertising revenue was essentially flat in 2003, and circulation and subscriber revenue increased 5%. Education revenue increased 35% in 2003, and other revenue was up 8%. The change in advertising revenue is due to increases at the newspaper publishing and magazine publishing divisions, offset by a decline at the television broadcasting division due primarily to significant political revenues in 2002. The increase in circulation and subscriber revenue is due to an 8% increase in subscriber revenue at the cable division from continued growth in cable modem and digital service revenues, a 1% increase in circulation revenue at The Post, and a slight increase in Newsweek circulation revenues due to increased newsstand sales for both the domestic and international editions of Newsweek. Revenue growth at Kaplan, Inc. (about 43% of which was from acquisitions) accounted for the increase in education revenue.
Operating costs and expenses for the year increased 12% to $2,475.1 million, from $2,206.6 million in 2002. The increase is primarily due to a significant increase in stock-based compensation expense at Kaplan, higher expenses from operating growth at Kaplan, early retirement program charges, higher newsprint prices and a reduced pension credit, offset by a $41.7 million pre-tax gain on the sale of land at The Washington Post newspaper.
Operating income declined 4% to $363.8 million, from $377.6 million in 2002, due largely to the $84.6 million increase in Kaplan stock compensation discussed above. Operating results for 2003 also include a $41.7 million pre-tax gain on the sale of land at The Washington Post newspaper, $34.1 million in pre-tax charges from early retirement programs at The Washington Post newspaper, and a $6.5 million charge for the Kaplan Educational Foundation. Operating results for 2002 included $19.0 million in pre-tax charges from early retirement programs. The Company’s year-to-date results were adversely impacted by a reduction in operating income at the television broadcasting division and a reduced net pension credit. Improved results at the Company’s newspaper publishing, magazine publishing and cable television divisions helped to offset these declines.
The Company’s 2003 operating income includes $55.1 million of net pension credits, compared to $64.4 million in 2002. These amounts exclude $34.1 million and $19.0 million in charges related to early retirement programs in 2003 and 2002, respectively.
DIVISION RESULTS
Newspaper Publishing Division. Newspaper publishing division revenue in 2003 increased 4% to $872.8 million, from $842.0 million in 2002. Division operating income for 2003 totaled $134.2 million, an increase of 23% from operating income of $109.0 million in 2002. Operating results for 2003 include a fourth quarter $41.7 million pre-tax gain on the sale of land at The Washington Post newspaper and $34.1 million in pre-tax charges from early retirement programs at The Washington Post newspaper. Operating results for 2002 included a $2.9 million charge from an early retirement program at The Washington Post newspaper. Improved operating results for 2003 are due to increased advertising revenue and cost control initiatives employed throughout the division, offset by a 3% increase in newsprint expense, incremental costs associated with the war in Iraq, a reduced pension credit, and a small loss from a new newspaper, Express, which was launched in August 2003. Operating margin at the newspaper publishing division was 15% for 2003 and 13% for 2002.
Print advertising revenue at The Washington Post newspaper increased 3% to $572.2 million, from $555.7 million in 2002. The rise in print advertising revenue for 2003 was due to increases in general and preprint advertising revenue, which more than offset declines in classified and retail advertising revenue from volume declines. Classified recruitment advertising revenue decreased $6.1 million in 2003, due to a 14% volume decline. Classified recruitment advertising revenue increased by $0.8 million, or 6%, during the fourth quarter of 2003, with flat volume compared to 2002. This was the first quarter with an increase in classified recruitment advertising revenue since the third quarter of 2000.
Circulation revenue at The Post was up 1% for 2003 due to an increase in home delivery prices. Daily circulation at The Post declined 2.0%, and Sunday circulation declined 1.8%. Single copy sales contributed to the decline, with a 9% daily decrease and a 6% Sunday decrease. For the year ended December 28, 2003, average daily circulation at The Post totaled 745,000 (unaudited), and average Sunday circulation totaled 1,035,000 (unaudited).
During 2003, revenue generated by the Company’s online publishing activities, primarily washingtonpost.com, increased 30% to $46.9 million, from $35.9 million in 2002. Local and national online advertising revenues grew 59% and revenues at the Jobs section of washingtonpost.com increased 29%.
As previously discussed, the Post launched a new newspaper, Express, in August 2003. The new publication appears each morning, Monday through Friday, in tabloid form and is distributed free-of-charge in the Washington, D.C. area.
Television Broadcasting Division. Revenue for the television broadcasting division decreased 8% to $315.1 million in 2003, from $343.6 million in 2002, due to approximately $31.8 million in political advertising in 2002, $5.0 million in incremental Olympics-related advertising at the Company’s NBC affiliates in the first quarter of 2002, and several days of commercial-free coverage in connection with the Iraq war in March 2003.
Operating income for 2003 decreased 17% to $139.7 million, from $168.8 million in 2002, primarily as a result of the revenue reductions discussed above. Operating margin at the broadcast division was 44% for 2003 and 49% for 2002.
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

THE WASHINGTON POST COMPANY

In July 2002, WJXT in Jacksonville, Florida began operations as an independent station when its network affiliation with CBS ended.
Magazine Publishing Division. Revenue for the magazine publishing division totaled $353.6 million for 2003, a 1% increase from $349.1 million in 2002. The revenue increase in 2003 is due to increases in ad pages at Newsweek’s domestic edition, Arthur Frommer’s Budget Travel magazine, and the Company’s trade magazines, offset by lower advertising revenue at the international editions of Newsweek, particularly travel-related advertising at the Pacific edition.
Operating income totaled $43.5 million for 2003, an increase of 69% from $25.7 million in 2002. The improvement in operating results for 2003 is primarily attributable to $16.1 million in pre-tax charges in connection with early retirement programs at Newsweek in 2002, offset by a reduced pension credit.
Operating margin at the magazine publishing division was 12% for 2003 and 7% for 2002.
Cable Television Division. Cable division revenue of $459.4 million for 2003 represents a 7% increase from $428.5 million in 2002. The 2003 revenue increase is principally due to rapid growth in the division’s cable modem and digital service revenues, offset by lower pay and basic revenues due to fewer average basic and pay subscribers during the year, and the lack of rate increases due to a decision to freeze most rates for Cable One subscribers in 2003.
Cable division operating income increased 9% in 2003 to $88.4 million, from $80.9 million in 2002. The increase in operating income for 2003 is due mostly to the division’s revenue growth, offset by higher depreciation expense and an increase in technical, Internet, marketing and employee benefits costs. Operating margin at the cable television division was 19% in 2003 and 2002.
Depreciation expense increased due to significant capital spending in recent years that has enabled the cable division to offer digital and broadband cable services to its subscribers. The cable division began its rollout plan for these services in the third quarter of 2000. Depreciation expense in 2002 included a $5.4 million charge for obsolete assets. At December 31, 2003, the cable division had approximately 222,900 digital cable subscribers, representing a 31% penetration of the subscriber base. Both digital and cable modem services are now offered in virtually all of the cable division’s markets.
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
At December 31, 2003, Revenue Generating Units (RGUs), the sum of basic video, digital video and cable modem subscribers, totaled 1,077,500, compared to 993,600 as of December 31, 2002. The increase is due to an increase in the number of digital cable and cable modem customers.
Below are details of cable division capital expenditures for 2003 and 2002, as defined by the NCTA Standard Reporting Categories (in millions):

	2003	2002

Customer premise equipment	$17.0	$27.2

Commercial	0.1	0.1

Scaleable infrastructure	5.3	6.8

Line extensions	10.6	10.4

Upgrade/rebuild	21.4	37.4

Support capital	11.5	10.6

Total	$65.9	$92.5

Education Division. Education division revenue in 2003 increased 35% to $838.1 million, from $621.1 million in 2002. Kaplan reported an operating loss of $11.7 million for the year, compared to operating income of $20.5 million in 2002. The decline is due to an $84.6 million increase in Kaplan stock compensation expense in 2003 and a $6.5 million contribution to the Kaplan Educational Foundation in the fourth quarter of 2003, offset by significant revenue growth during the year. Approximately 43% of the increase in Kaplan revenue is from acquired businesses, primarily in the higher education division and the professional training schools that are part of supplemental education. A summary of operating results for 2003 compared to 2002 is as follows (in thousands):

	2003	2002	% Change

Revenue

Supplemental education	$469,757	$371,248	27

Higher education	368,320	249,877	47

	$838,077	$621,125	35

Operating income (loss)

Supplemental education	$87,044	$54,103	61

Higher education	58,428	27,569	112

Kaplan corporate overhead	(36,782)	(26,143)	(41)

Other	(120,399)	(35,017)	(244)

	$(11,709)	$20,512	—

Supplemental education includes Kaplan’s test preparation, professional training and Score! businesses. On March 31, 2003, Kaplan completed its acquisition of The Financial Training Company (FTC) for £55.3 million ($87.4 million), financed through cash and debt. Headquartered in London, FTC provides test preparation services for accountants and financial services professionals, with training centers in the United Kingdom and Asia. The improvement in supplemental education results for 2003 is due to increased enrollment at Kaplan’s traditional test preparation business, significant increases in the professional real estate courses, and the FTC acquisition. Score! also contributed to the improved results, with
2004 FORM 10-K

increased enrollments at existing centers and the addition of 10 new centers compared to the previous year.
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
Other expense comprises accrued charges for stock-based incentive compensation arising from a stock option plan established for certain members of Kaplan’s management (the general provisions of which are discussed in Note G to the Consolidated Financial Statements) and amortization of certain intangibles. Under the stock-based incentive plan, the amount of compensation expense varies directly with the estimated fair value of Kaplan’s common stock and the number of options outstanding. The Company recorded expense of $119.1 million and $34.5 million for 2003 and 2002, respectively, related to this plan. The increase for 2003 reflects a significant increase in the value of Kaplan due to its rapid earnings growth and the general rise in valuations of education companies. See additional discussion above regarding the Company’s announcement in September 2003 of its offer to purchase 55% of the outstanding Kaplan stock options.
Corporate Office. The corporate office operating expenses increased to $30.3 million in 2003, from $27.4 million in 2002. The increase in expenses for 2003 is associated with several companywide technology projects.
Equity in Losses of Affiliates. The Company’s equity in losses of affiliates for 2003 was $9.8 million, compared to losses of $19.3 million for 2002. The Company’s affiliate investments at the end of 2003 consisted of a 49% interest in BrassRing LLC and a 49% interest in Bowater Mersey Paper Company Limited. BrassRing results improved in 2003, despite a second quarter charge arising from the shutdown of one of the BrassRing businesses, which increased the Company’s equity in losses of BrassRing by $2.2 million. The Company’s equity in losses of BrassRing totaled $7.7 million for 2003, compared to $13.9 million for 2002.
On January 1, 2003, the Company sold its 50% interest in the International Herald Tribune for $65 million and recorded an after-tax non-operating gain of $32.3 million in the first quarter of 2003.
Non-Operating Items. The Company recorded other non-operating income, net, of $55.4 million in 2003, compared to $28.9 million in 2002. The 2003 non-operating income, net, mostly comprises a $49.8 million pre-tax gain from the sale of the Company’s 50% interest in the International Herald Tribune. The 2002 non-operating income, net, includes a pre-tax gain of $27.8 million on the exchange of certain cable systems in the fourth quarter of 2002 and a gain on the sale of marketable securities, offset by write-downs recorded on certain investments.
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

The Company incurred net interest expense of $26.9 million in 2003, compared to $33.5 million in 2002, due to lower average borrowings during 2003 compared to 2002. At December 28, 2003, the Company had $631.1 million in borrowings outstanding at an average interest rate of 4.1%; at December 29, 2002, the Company had $664.8 million in borrowings outstanding.
Income Taxes. The effective tax rate was 37.0% for 2003, compared to 38.8% for 2002. The 2003 effective tax rate benefited from the 35.1% effective tax rate applicable to the one-time gain arising from the sale of the Company’s interest in the International Herald Tribune.
FINANCIAL CONDITION: CAPITAL RESOURCES AND LIQUIDITY
Acquisitions, Exchanges and Dispositions. During 2004, Kaplan acquired eight businesses in its higher education and professional divisions for a total of $59.6 million, financed with cash and $8.7 million of debt. In addition, the cable division completed two small transactions. In May 2004, the Company acquired El Tiempo Latino, a leading Spanish-language weekly newspaper in the greater Washington area. Most of the purchase price for the 2004 acquisitions was allocated to goodwill and other intangibles.
During 2003, Kaplan acquired 13 businesses in its higher education and professional divisions for a total of $166.8 million, financed with cash and $36.7 million of debt. The largest of these was the March 2003 acquisition of the stock of The Financial Training Company (FTC), for £55.3 million ($87.4 million). Headquartered in London, FTC provides test preparation services for accountants and financial services professionals, with 28 training centers in the United Kingdom as well as operations in Asia. This acquisition was financed with cash and $29.7 million of debt, primarily to employees of the business. In November 2003, Kaplan acquired Dublin Business School, Ireland’s largest private undergraduate institution. Most of the purchase price for the 2003 Kaplan acquisitions was allocated to goodwill and other intangibles and property, plant and equipment.

THE WASHINGTON POST COMPANY

In addition, the cable division acquired three additional systems in 2003 for $2.8 million. Most of the purchase price for these acquisitions was allocated to franchise agreements, an indefinite-lived intangible asset.
On January 1, 2003, the Company sold its 50% interest in the International Herald Tribune for $65 million and the Company recorded an after-tax non-operating gain of $32.3 million ($3.38 per share) in the first quarter of 2003.
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
Capital Expenditures. During 2004, the Company’s capital expenditures totaled $204.6 million. The Company’s capital expenditures for 2004, 2003 and 2002 are disclosed in Note N to the Consolidated Financial Statements. The Company estimates that its capital expenditures will be in the range of $250 million to $275 million in 2005.
Investments in Marketable Equity Securities. At January 2, 2005, the fair value of the Company’s investments in marketable equity securities was $409.7 million, which includes $260.4 million in Berkshire Hathaway Inc. Class A and B common stock and $149.3 million of various common stocks of publicly traded companies with education and e-commerce business concentrations.
At January 2, 2005, the gross unrealized gain related to the Company’s Berkshire Hathaway Inc. stock investment totaled $75.5 million; the gross unrealized gain on this investment was $60.4 million at December 28, 2003. The Company presently intends to hold the Berkshire Hathaway stock long term. The gross unrealized gain related to the Company’s other marketable security investments at January 2, 2005 totaled $48.3 million.
Common Stock Repurchases and Dividend Rate. During 2004, there were no share repurchases. During 2003 and 2002, the Company repurchased 910 shares and 1,229 shares, respectively, of its Class B common stock at a cost of $0.7 million and $0.8 million, respectively. At January 2, 2005, the Company had authorization from the Board of Directors to purchase up to 542,800 shares of Class B common stock. The annual dividend rate for 2005 was increased to $7.40 per share, from $7.00 per share in 2004, and from $5.80 per share in 2003.
Liquidity. At January 2, 2005, the Company had $119.4 million in cash and cash equivalents, compared to $116.6 million at December 28, 2003.
At January 2, 2005, the Company had $50.2 million in commercial paper borrowing outstanding at an average interest rate of 2.2% with various maturities through the first quarter of 2005. In addition, the Company had outstanding $398.9 million of 5.5%, 10-year unsecured notes due February 2009. These notes require semiannual interest payments of $11.0 million payable on February 15 and August 15. The Company also had $35.0 million in other debt.
During 2004, the Company’s borrowings, net of repayments, decreased by $147.0 million, with the decrease primarily due to cash flow from operations. While the Company paid down $157.4 million in commercial paper borrowings and other debt during 2004, the Company also partially financed several acquisitions during this period.
During the third quarter of 2004, the Company replaced its expiring $250 million 364-day revolving credit facility with a new $250 million revolving credit facility on essentially the same terms. The new facility expires in August 2005. The Company’s five-year $350 million revolving credit facility, which expires in August 2007, remains in effect. These revolving credit facility agreements support the issuance of the Company’s short-term commercial paper and provide for general corporate purposes.
During 2004 and 2003, the Company had average borrowings outstanding of approximately $516.0 million and $605.7 million, respectively, at average annual interest rates of approximately 4.8% and 4.2%, respectively. The Company incurred net interest costs on its borrowings of $26.4 million and $26.9 million during 2004 and 2003, respectively.
At January 2, 2005, the Company had working capital of $66.2 million and at December 28, 2003, the Company had a working capital deficit of $184.7 million. The improvement in working capital in 2004 is due primarily to short-term debt repayments and an increase in investments in marketable securities that are classified as current assets. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company has classified all of its commercial paper borrowing obligations as a current liability at January 2, 2005 and December 28, 2003, as the Company intends to pay down commercial paper borrowings from operating cash flow. However, the Company continues to maintain the ability to refinance such obligations on a long-term basis through new debt issuance and/or its revolving credit facility agreements.
The Company’s net cash provided by operating activities, as reported in the Company’s Consolidated Statements of Cash Flows, was $561.7 million in 2004, as compared to $337.7 million in 2003. The increase is primarily due to the Company’s significant increase in operating income in 2004 and significant payments for Kaplan stock options in 2003, offset by an increase in the company’s income tax payments in 2004.
The Company expects to fund its estimated capital needs primarily through internally generated funds and, to a lesser extent, commercial paper borrowings. In management’s opinion, the Company will have ample liquidity to meet its various cash needs in 2005.
2004 FORM 10-K

The following reflects a summary of the Company’s contractual obligations and commercial commitments as of January 2, 2005:
Contractual Obligations
(in thousands)

	2005	2006	2007	2008	2009	Thereafter	Total

Commercial paper	$50,201	$—	$—	$—	$—	$—	$50,201
Long-term debt	8,035	24,679	1,479	407	400,224	200	435,024
Programming purchase commitments (1)	126,848	115,076	105,863	85,943	58,008	216,711	708,449
Operating leases	80,842	75,974	71,181	61,767	52,303	154,541	496,608
Other purchase obligations (2)	371,973	117,614	94,653	78,058	71,615	145,003	878,916
Long-term liabilities (3)	7,300	8,000	8,700	9,500	10,400	111,098	154,998

Total	$645,199	$341,343	$281,876	$235,675	$592,550	$627,553	$2,724,196

(1)	Includes commitments for the Company’s television broadcasting and cable television businesses that are reflected in the Company’s Consolidated Balance Sheet and commitments to purchase programming to be produced in future years.

(2)	Includes purchase obligations related to newsprint contracts, printing contracts, employment agreements, circulation distribution agreements, capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the table above. Any amounts for which the Company is liable under purchase orders are reflected in the Company’s Consolidated Balance Sheet as “Accounts payable and accrued liabilities.”

(3)	Primarily made up of postretirement benefit obligations other than pensions. The Company has other long-term liabilities excluded from the table above, including obligations for deferred compensation, long-term incentive plans and long-term deferred revenue.
Other Commercial Commitments
(in thousands)

Lines of
Fiscal Year	Credit

2005	$250,000

2006	—

2007	350,000

2008	—

2009	—

Thereafter	—

Total	$600,000

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
Pension Costs. Excluding special termination benefits related to early retirement programs, the Company’s net pension credit was $42.0 million, $55.1 million and $64.4 million for 2004, 2003 and 2002, respectively. The Company’s pension benefit costs are actuarially determined and are impacted significantly by the Company’s assumptions related to future events, including the discount rate, expected return on plan assets and rate of compensation increases. At December 29, 2002, the Company reduced its discount rate assumption to 6.75%. Due to the reduction in the discount rate, lower than expected investment returns in 2002, and an amendment to the pension retirement program for certain employees at the Post effective June 1, 2003, the pension credit for 2003 declined by $9.3 million compared to 2002. At December 28, 2003, the Company reduced its discount rate assumption to 6.25%. Due to the reduction in the discount rate, the plan amendment from June 2003, and a reduction in the estimated actuarial gain amortization, offset by higher than expected investment returns in 2003, the pension credit for 2004 declined by $13.2 million compared to 2003. At January 2, 2005, the Compa-

THE WASHINGTON POST COMPANY

ny further reduced its discount rate assumption to 5.75%, and the pension credit for 2005 is expected to be down by about $4 million. For each one-half percent increase or decrease to the Company’s assumed expected return on plan assets, the pension credit increases or decreases by approximately $6.5 million. For each one-half percent increase or decrease to the Company’s assumed discount rate, the pension credit increases or decreases by approximately $5 million. The Company’s actual rate of return on plan assets was 4.3% in 2004, 16.7% in 2003, and (2.3%) in 2002, based on plan assets at the beginning of each year. Note H to the Consolidated Financial Statements provides additional details surrounding pension costs and related assumptions.
Kaplan Stock Option Plan. The Kaplan stock option plan was adopted in 1997 and initially reserved 15%, or 150,000 shares of Kaplan’s common stock, for options to be granted under the plan to certain members of Kaplan management. Under the provisions of this plan, options are issued with an exercise price equal to the estimated fair value of Kaplan’s common stock, and options vest ratably over the number of years specified (generally 4 to 5 years) at the time of the grant. Upon exercise, an option holder receives cash equal to the difference between the exercise price and the then fair value. The amount of compensation expense varies directly with the estimated fair value of Kaplan’s common stock and the number of options outstanding. The estimated fair value of Kaplan’s common stock is based upon a comparison of operating results and public market values of other education companies and is determined by the Company’s compensation committee of the Board of Directors, with input from management and an independent outside valuation firm. Over the past several years, the value of education companies has fluctuated significantly, and consequently, there has been significant volatility in the amounts recorded as expense each year as well as on a quarterly basis.
In September 2003, the committee set the fair value price of Kaplan common stock at $1,625 per share, which was determined after deducting intercompany debt from Kaplan’s enterprise value. Also in September 2003, the Company announced an offer totaling $138 million for approximately 55% of the stock options outstanding at Kaplan. The Company’s offer included a 10% premium over the then current valuation price of Kaplan common stock of $1,625 per share and 100% of the eligible stock options were tendered. The Company paid out $118.7 million in the fourth quarter of 2003 and $10.3 million in 2004. The remainder of the payouts will be made at the time of their scheduled vesting, from 2005 to 2008, if the option holder is still employed at Kaplan. Additionally, stock compensation expense will be recorded on these remaining exercised stock options over the remaining vesting periods of 2005 to 2008. A small number of key Kaplan executives continue to hold the remaining 68,000 outstanding Kaplan stock options (representing about 4.8% of Kaplan’s common stock), with roughly half of these options expiring in 2007 and half expiring in 2011. In January 2005, the committee set the fair value price at $2,080 per share. Also in January 2005, 15,353 Kaplan stock options were exercised, and 10,582 Kaplan stock options were awarded at an option price of $2,080.
For 2004, 2003 and 2002, the Company recorded expense of $32.5 million, $119.1 million and $34.5 million, respectively, related to this plan. In 2004 and 2003, payouts from option exercises totaled $10.3 million and $119.6 million, respectively. At December 31, 2004, the Company’s stock-based compensation accrual balance totaled $96.2 million. If Kaplan’s profits increase and the value of education companies remains relatively high in 2005, there will be significant Kaplan stock-based compensation expense again in 2005. Note G to the Consolidated Financial Statements provides additional details surrounding the Kaplan stock option plan.
Goodwill and Other Intangibles. The Company reviews the carrying value of goodwill and indefinite-lived intangible assets at least annually, utilizing a discounted cash flow model (in the case of the Company’s cable systems, both a discounted cash flow model and an estimated fair market value per cable subscriber approach are considered). The Company must make assumptions regarding estimated future cash flows and market values to determine a reporting unit’s estimated fair value. In reviewing the carrying value of goodwill and indefinite-lived intangible assets at the cable division, the Company aggregates its cable systems on a regional basis. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. At January 2, 2005, the Company has $1,524.2 million in goodwill and other intangibles.
OTHER
New Accounting Pronouncements. In December 2004, Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Share-Based Payment” was issued, which requires companies to record the cost of employee services in exchange for stock options based on the grant-date fair value of the award. Because the Company adopted the fair-value-based method of accounting for Company stock options in 2002, SFAS 123R will have a minimal impact on the Company’s results of operations when adopted in the third quarter of 2005.
EITF Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill,” requires companies that have applied the residual method to value intangible assets to perform an impairment test on those intangible assets using the direct value method by the end of the first quarter of 2005. The Company is in the process of performing such an impairment test at its cable division.
2004 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of The Washington Post Company
We have completed an integrated audit of The Washington Post Company’s 2004 consolidated financial statements referred to under Item 15(1) on page 25 and listed on the index on page 27 and of its internal control over financial reporting as of January 2, 2005 and audits of its December 28, 2003 and December 29, 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements referred to under Item 15(1) on page 25 and listed on the index on page 27 present fairly, in all material respects, the financial position of The Washington Post Company and its subsidiaries at January 2, 2005 and December 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 2, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP

Washington, D.C.
March 1, 2005

THE WASHINGTON POST COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal year ended

	January 2,	December 28,	December 29,
(in thousands, except per share amounts)	2005	2003	2002

Operating Revenues

Advertising	$1,346,870	$1,222,324	$1,221,180

Circulation and subscriber	741,810	706,248	675,136

Education	1,134,891	838,077	621,125

Other	76,533	72,262	66,762

	3,300,104	2,838,911	2,584,203

Operating Costs and Expenses

Operating	1,717,059	1,549,262	1,369,955

Selling, general and administrative	835,367	792,292	664,095

Gain on sale of land	—	(41,747)	—

Depreciation of property, plant and equipment	175,338	173,848	171,908

Amortization of goodwill and other intangibles	9,334	1,436	655

	2,737,098	2,475,091	2,206,613

Income from Operations	563,006	363,820	377,590

Equity in losses of affiliates	(2,291)	(9,766)	(19,308)

Interest income	1,622	953	332

Interest expense	(28,032)	(27,804)	(33,819)

Other income (expense), net	8,127	55,385	28,873

Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle	542,432	382,588	353,668

Provision for Income Taxes	209,700	141,500	137,300

Income Before Cumulative Effect of Change in Accounting Principle	332,732	241,088	216,368

Cumulative Effect of Change in Method of Accounting for Goodwill and Other Intangible Assets, Net of Taxes	—	—	(12,100)

Net Income	332,732	241,088	204,268

Redeemable Preferred Stock Dividends	(992)	(1,027)	(1,033)

Net Income Available for Common Shares	$331,740	$240,061	$203,235

Basic Earnings per Common Share:

Before Cumulative Effect of Change in Accounting Principle	$34.69	$25.19	$22.65

Cumulative Effect of Change in Accounting Principle	—	—	(1.27)

Net Income Available for Common Shares	$34.69	$25.19	$21.38

Diluted Earnings per Common Share:

Before Cumulative Effect of Change in Accounting Principle	$34.59	$25.12	$22.61

Cumulative Effect of Change in Accounting Principle	—	—	(1.27)

Net Income Available for Common Shares	$34.59	$25.12	$21.34

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal year ended

	January 2,	December 28,	December 29,
(in thousands)	2005	2003	2002

Net Income	$332,732	$241,088	$204,268

Other Comprehensive Income (Loss)

Foreign currency translation adjustments	9,601	13,416	2,167

Reclassification adjustment on sale of affiliate investment	—	(1,633)	—

Change in net unrealized gain on available-for-sale securities	63,022	31,426	829

Less reclassification adjustment for realized (gains) losses included in net income	(202)	214	(11,209)

	72,421	43,423	(8,213)

Income tax (expense) benefit related to other comprehensive income (loss)	(24,577)	(12,348)	4,012

	47,844	31,075	(4,201)

Comprehensive Income	$380,576	$272,163	$200,067

The information on pages 44 through 57 is an integral part of the financial statements.
2004 FORM 10-K

CONSOLIDATED BALANCE SHEETS

	January 2,	December 28,
(in thousands)	2005	2003

Assets

Current Assets

Cash and cash equivalents	$119,400	$116,561

Investments in marketable equity securities	149,303	2,623

Accounts receivable, net	362,862	328,816

Federal and state income taxes	18,375	5,318

Deferred income taxes	30,871	31,376

Inventories	25,127	27,709

Other current assets	48,429	43,933

	754,367	556,336

Property, Plant and Equipment

Buildings	304,606	288,961

Machinery, equipment and fixtures	1,730,997	1,656,111

Leasehold improvements	133,674	102,753

	2,169,277	2,047,825

Less accumulated depreciation	(1,197,375)	(1,084,790)

	971,902	963,035

Land	37,470	36,491

Construction in progress	80,580	56,104

	1,089,952	1,055,630

Investments in Marketable Equity Securities	260,433	245,335

Investments in Affiliates	61,814	61,312

Goodwill, Net	1,023,140	965,694

Indefinite-Lived Intangible Assets, Net	493,192	486,656

Amortized Intangible Assets, Net	7,879	5,226

Prepaid Pension Cost	556,747	514,801

Deferred Charges and Other Assets	69,117	71,068

	$4,316,641	$3,962,058

The information on pages 44 through 57 is an integral part of the financial statements.

THE WASHINGTON POST COMPANY

	January 2,	December 28,
(in thousands, except share amounts)	2005	2003

Liabilities and Shareholders’ Equity

Current Liabilities

Accounts payable and accrued liabilities	$443,332	$368,363

Deferred revenue	186,593	164,014

Short-term borrowings	58,236	208,620

	688,161	740,997

Postretirement Benefits Other Than Pensions	145,490	140,740

Other Liabilities	228,654	235,169

Deferred Income Taxes	403,698	335,200

Long-Term Debt	425,889	422,471

	1,891,892	1,874,577

Commitments and Contingencies

Redeemable Preferred Stock, Series A, $1 par value, with a redemption and liquidation value of $1,000 per share; 23,000 shares authorized; 12,267 and 12,540 shares issued and outstanding	12,267	12,540

Preferred Stock, $1 par value; 977,000 shares authorized, none issued	—	—

Common Shareholders’ Equity
Common stock

Class A common stock, $1 par value; 7,000,000 shares authorized; 1,722,250 shares issued and outstanding	1,722	1,722

Class B common stock, $1 par value; 40,000,000 shares authorized; 18,277,750 shares issued; 7,853,822 and 7,819,330 shares outstanding	18,278	18,278

Capital in excess of par value	186,827	166,951

Retained earnings	3,629,222	3,364,407
Accumulated other comprehensive income, net of taxes

Cumulative foreign currency translation adjustment	13,873	4,272

Unrealized gain on available-for-sale securities	75,448	37,205

Cost of 10,423,928 and 10,458,420 shares of Class B common stock held in treasury	(1,512,888)	(1,517,894)

	2,412,482	2,074,941

	$4,316,641	$3,962,058

The information on pages 44 through 57 is an integral part of the financial statements.
2004 FORM 10-K

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended

	January 2,	December 28,	December 29,
(in thousands)	2005	2003	2002

Cash Flows from Operating Activities:

Net income	$332,732	$241,088	$204,268

Adjustments to reconcile net income to net cash provided by operating activities:

Cumulative effect of change in accounting principle	—	—	12,100

Depreciation of property, plant and equipment	175,338	173,848	171,908

Amortization of goodwill and other intangibles	9,334	1,436	655

Net pension benefit	(41,954)	(55,137)	(64,447)

Early retirement program expense	132	34,135	19,001

Gain from sale or exchange of businesses	(497)	(49,762)	(27,844)

Gain on sale of property, plant and equipment	(2,669)	(41,734)	—

Gain on disposition of marketable equity securities and cost method investments, net	—	—	(13,209)

Cost method investment and other write-downs	677	1,337	21,194

Equity in losses of affiliates, net of distributions	3,091	10,516	20,018

Foreign exchange gain	(5,505)	(4,187)	—

Provision for deferred income taxes	44,321	30,704	50,115

Change in assets and liabilities:

Increase in accounts receivable, net	(23,722)	(9,936)	(1,116)

Decrease (increase) in inventories	2,640	829	(11,142)

Increase (decrease) in accounts payable and accrued liabilities	70,058	(14,308)	73,653

(Increase) decrease in income taxes receivable	(13,079)	(10,171)	15,106

Decrease in other assets and other liabilities, net	3,477	34,460	21,360

Other	7,347	(5,404)	5,846

Net cash provided by operating activities	561,721	337,714	497,466

Cash Flows from Investing Activities:

Investments in certain businesses	(55,232)	(134,541)	(36,016)

Net proceeds from sale of businesses	—	65,000	—

Purchases of property, plant and equipment	(204,632)	(125,588)	(152,992)

Proceeds from sale of property, plant and equipment	5,340	44,973	1,484

Purchases of cost method investments	(224)	(849)	(250)

Investments in affiliates	—	(5,976)	(7,610)

Purchases of marketable equity securities	(94,560)	—	—

Proceeds from sale of marketable equity securities	—	—	19,701

Net cash used in investing activities	(349,308)	(156,981)	(175,683)

Cash Flows from Financing Activities:

Repayment of commercial paper, net	(138,116)	(70,942)	(276,189)

Principal payments on debt	(19,253)	(784)	—

Dividends paid	(67,917)	(56,289)	(54,256)

Common shares repurchased	—	(687)	(786)

Proceeds from exercise of stock options	15,616	5,898	6,739

Other	(1,953)	1,245	(1,867)

Net cash used in financing activities	(211,623)	(121,559)	(326,359)

Effect of Currency Exchange Rate Change	2,049	737	—

Net Increase (Decrease) in Cash and Cash Equivalents	2,839	59,911	(4,576)

Cash and Cash Equivalents at Beginning of Year	116,561	56,650	61,226

Cash and Cash Equivalents at End of Year	$119,400	$116,561	$56,650

Supplemental Cash Flow Information:

Cash paid during the year for:

Income taxes	$171,400	$116,900	$68,900

Interest, net of amounts capitalized	$25,500	$27,500	$30,600
The information on pages 44 through 57 is an integral part of the financial statements.

THE WASHINGTON POST COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

					Cumulative	Unrealized
					Foreign	Gain on
	Class A	Class B	Capital in		Currency	Available-
	Common	Common	Excess of	Retained	Translation	for-Sale
(in thousands)	Stock	Stock	Par Value	Earnings	Adjustment	Securities	Treasury Stock

Balance, December 30, 2001	$1,722	$18,278	$142,814	$3,029,595	$(9,678)	$24,281	$(1,523,527)

Net income for the year				204,268

Dividends paid on common stock — $5.60 per share				(53,223)

Dividends paid on redeemable preferred stock				(1,033)

Repurchase of 1,229 shares of Class B common stock							(786)

Issuance of 17,156 shares of Class B common stock, net of restricted stock award forfeitures			4,440				2,507

Change in foreign currency translation adjustment (net of taxes)					2,167

Change in unrealized gain on available-for-sale securities (net of taxes)						(6,368)

Stock option expense			45

Tax benefits arising from employee stock plans			1,791

Balance, December 29, 2002.	1,722	18,278	149,090	3,179,607	(7,511)	17,913	(1,521,806)

Net income for the year				241,088

Dividends paid on common stock — $5.80 per share				(55,261)

Dividends paid on redeemable preferred stock				(1,027)

Repurchase of 910 shares of Class B common stock							(687)

Issuance of 31,697 shares of Class B common stock, net of restricted stock award forfeitures			14,147				4,599

Change in foreign currency translation adjustment (net of taxes)					11,783

Change in unrealized gain on available-for-sale securities (net of taxes)						19,292

Stock option expense			606

Tax benefits arising from employee stock plans			3,108

Balance, December 28, 2003	1,722	18,278	166,951	3,364,407	4,272	37,205	(1,517,894)

Net income for the year				332,732

Dividends paid on common stock — $7.00 per share				(66,925)

Dividends paid on redeemable preferred stock				(992)

Issuance of 34,492 shares of Class B common stock, net of restricted stock award forfeitures			11,956				5,006

Change in foreign currency translation adjustment (net of taxes)					9,601

Change in unrealized gain on available-for-sale securities (net of taxes)						38,243

Stock option expense			829

Tax benefits arising from employee stock plans			7,091

Balance, January 2, 2005	$1,722	$18,278	$186,827	$3,629,222	$13,873	$75,448	$(1,512,888)

The information on pages 44 through 57 is an integral part of the financial statements.
2004 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year. The Company reports on a 52- to 53-week fiscal year ending on the Sunday nearest December 31. The fiscal year 2004, which ended on January 2, 2005, included 53 weeks. The fiscal years 2003 and 2002, which ended on December 28, 2003 and December 29, 2002, respectively, included 52 weeks. With the exception of most of the newspaper publishing operations, subsidiaries of the Company report on a calendar-year basis.
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
The cable division capitalizes the costs associated with the construction of cable transmission and distribution facilities and new cable service installations. Costs include all direct labor and materials, as well as certain indirect costs. Also at the cable division, the carrying value applicable to assets sold or retired is removed from the accounts, with the gain or loss on disposition recognized as a component of depreciation expense.
Investments in Affiliates. The Company uses the equity method of accounting for its investments in and earnings or losses of affiliates that it does not control but over which it does exert significant influence. The Company considers whether the fair values of any of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and the overall health of the affiliate’s industry), then a write-down would be recorded to estimated fair value.
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
Goodwill and Other Intangibles. The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets” in 2002. Under SFAS 142, goodwill and indefinite-lived intangibles are no longer amortized, but are reviewed at least annually for impairment. All other intangible assets are amortized over their useful lives. The Company reviews the carrying value of goodwill and indefinite-lived intangible assets utilizing a discounted cash flow model (in the case of the Company’s cable systems, both a discounted cash flow model and an estimated fair market value per cable subscriber approach are considered). The Company must make assumptions regarding estimated future cash flows and market values to determine a reporting unit’s estimated fair value. In reviewing the carrying value of goodwill and indefinite-lived intangible assets at the cable division, the Company aggregates its cable systems on a regional basis. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge.
EITF Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill,” requires companies that have applied the residual method to value intangible assets to perform an impairment test on those intangible assets using the direct value method by the end of the first quarter of 2005. The Company is in the process of performing such an impairment test at its cable division.

THE WASHINGTON POST COMPANY

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
Revenue Recognition. Revenue from media advertising is recognized, net of agency commissions, when the underlying advertisement is published or broadcast. Revenues from newspaper and magazine subscriptions and retail sales are recognized upon the later of delivery or cover date, with adequate provision made for anticipated sales returns. Cable subscriber revenue is recognized monthly as services are delivered. Education revenue is generally recognized ratably over the period during which educational services are delivered. At Kaplan’s test preparation division, estimates of average student course length are developed for each course, and these estimates are evaluated on an ongoing basis and adjusted as necessary.
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
Foreign Currency Translation. Gains and losses on foreign currency transactions and the translation of the accounts of the Company’s foreign operations where the U.S. dollar is the functional currency are recognized currently in the Consolidated Statements of Income. Gains and losses on translation of the accounts of the Company’s foreign operations, where the local currency is the functional currency, and the Company’s equity investment in its foreign affiliate are accumulated and reported as a separate component of equity and comprehensive income.
Stock Options. Effective the first day of the Company’s 2002 fiscal year, the Company adopted the fair-value-based method of accounting for Company stock options as outlined in Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” This change in accounting method was applied prospectively to all awards granted from the beginning of the Company’s fiscal year 2002 and thereafter. Stock options awarded prior to fiscal year 2002 have been accounted for under the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table presents what the Company’s results would have been had the fair values of options granted after 1995, but prior to 2002, been recognized as compensation expense in 2004, 2003 and 2002 (in thousands, except per share amounts).

	2004	2003	2002

Net income available for common shares, as reported	$331,740	$240,061	$203,235

Add: Company stock option compensation expense included in net income, net of related tax effects	506	370	28

Deduct: Total Company stock option compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(2,946)	(3,529)	(3,645)

Pro forma net income available for common shares	$329,300	$236,902	$199,618

Basic earnings per share, as reported	$34.69	$25.19	$21.38

Pro forma basic earnings per share	$34.43	$24.86	$21.00

Diluted earnings per share, as reported	$34.59	$25.12	$21.34

Pro forma diluted earnings per share	$34.33	$24.79	$20.96
In December 2004, Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Share-Based Payment” was issued which requires companies to record the cost of employee services in exchange for stock options based on the grant-date fair value of the award. Because the Company adopted the fair-value-based method of accounting for Company stock options in 2002, SFAS 123R will have a minimal impact on the Company’s results of operations when adopted in the third quarter of 2005.
B. ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts receivable at January 2, 2005 and December 28, 2003 consist of the following (in thousands):

	2004	2003

Trade accounts receivable, less estimated returns, doubtful accounts and allowances of $70,965 and $66,524	$342,879	$311,807

Other accounts receivable	19,983	17,009

	$362,862	$328,816

2004 FORM 10-K

Accounts payable and accrued liabilities at January 2, 2005 and December 28, 2003 consist of the following (in thousands):

	2004	2003

Accounts payable and accrued expenses	$229,380	$211,972

Accrued compensation and related benefits	204,225	147,985

Due to affiliates (newsprint)	9,727	8,406

	$443,332	$368,363

Book overdrafts of $27.2 million and $29.1 million are included in accounts payable and accrued expenses at January 2, 2005 and December 29, 2003, respectively.
C. INVESTMENTS
Investments in Marketable Equity Securities. Investments in marketable equity securities at January 2, 2005 and December 28, 2003 consist of the following (in thousands):

	2004	2003

Total cost	$285,912	$186,954

Net unrealized gains	123,824	61,004

Total fair value	$409,736	$247,958

At January 2, 2005 and December 28, 2003, the Company’s ownership of 2,634 shares of Berkshire Hathaway Inc. (“Berkshire”) Class A common stock and 9,845 shares of Berkshire Class B common stock accounted for $260.4 million or 64% and $245.3 million or 99%, respectively, of the total fair value of the Company’s investments in marketable equity securities.
Berkshire is a holding company owning subsidiaries engaged in a number of diverse business activities, the most significant of which consist of property and casualty insurance business conducted on both a direct and reinsurance basis. Berkshire also owns approximately 18% of the common stock of the Company. The chairman, chief executive officer and largest shareholder of Berkshire, Mr. Warren Buffett, is a member of the Company’s Board of Directors. Neither Berkshire nor Mr. Buffett participated in the Company’s evaluation, approval or execution of its decision to invest in Berkshire common stock. The Company’s investment in Berkshire common stock is less than 1% of the consolidated equity of Berkshire. At January 2, 2005 and December 28, 2003, the unrealized gain related to the Company’s Berkshire stock investment totaled $75.5 million and $60.4 million, respectively. The Company presently intends to hold the Berkshire common stock investment long term, thus the investment has been classified as a non-current asset in the Consolidated Balance Sheets.
The Company made $94.6 million in investments in marketable equity securities in 2004. There were no investments in marketable equity securities in 2003 and 2002. During 2004 and 2003, there were no sales of marketable equity securities or realized gains (losses). During 2002, proceeds from sales of marketable equity securities were $19.7 million, and gross realized gains (losses) on such sales were $13.2 million. During 2003 and 2002, the Company recorded write-downs on marketable equity securities of $0.2 million and $2.0 million, respectively. Realized gains or losses on marketable equity securities are included in “Other income (expense), net” in the Consolidated Statements of Income. For purposes of computing realized gains and losses, the cost basis of securities sold is determined by specific identification.
Investments in Affiliates. The Company’s investments in affiliates at January 2, 2005 and December 28, 2003 include the following (in thousands):

	2004	2003

BrassRing	$8,755	$11,892

Bowater Mersey Paper Company	52,112	48,559

Los Angeles Times–Washington Post News Service	947	861

	$61,814	$61,312

At the end of 2004, the Company’s investments in affiliates consisted of a 49.3% interest in BrassRing LLC, an Internet-based hiring management company; a 49% interest in the common stock of Bowater Mersey Paper Company Limited, which owns and operates a newsprint mill in Nova Scotia; and a 50% common stock interest in the Los Angeles Times–Washington Post News Service, Inc. Summarized financial data for the affiliates’ operations are as follows (in thousands):

	2004	2003	2002

Financial Position

Working capital	$9,014	$11,108	$10,366

Property, plant and equipment	137,321	140,917	135,013

Total assets	202,904	214,658	235,208

Long-term debt	—	—	—

Net equity	155,147	149,584	138,723

Results of Operations

Operating revenues	$221,618	$174,505	$263,709

Operating income (loss)	1,695	(18,753)	(21,725)

Net loss	(4,577)	(20,164)	(36,326)
The following table summarizes the status and results of the Company’s investments in affiliates (in thousands):

	2004	2003

Beginning investment	$61,312	$70,703

Additional investment	—	5,976

Equity in losses	(2,291)	(9,766)

Dividends and distributions received	(800)	(750)

Foreign currency translation	3,593	9,205

Sale of interest	—	(14,056)

Ending investment	$61,814	$61,312

In December 2001, BrassRing, Inc. was restructured and the Company’s interest in BrassRing, Inc. was converted into an interest in the newly-formed BrassRing LLC. At December 30, 2001, the Company held a 39.7% interest in the BrassRing LLC common equity and a $14.9 million Subordinated Convertible Promissory Note (“Note”) from BrassRing LLC. In February 2002, the Note was converted into Preferred Units, which are convertible at the Company’s option to BrassRing LLC common equity. Assuming the conversion of the Preferred Units, the Company’s common equity interest in BrassRing LLC would have been approximately 49.5%. BrassRing

THE WASHINGTON POST COMPANY

accounted for $3.1 million of the 2004 equity in losses of affiliates, compared to $7.7 million in 2003 and $13.9 million in 2002.
On January 1, 2003, the Company sold its 50% interest in The International Herald Tribune newspaper for $65 million; the Company reported a $49.8 million pre-tax gain that is included in “Other income (expense), net” in the Consolidated Statements of Income.
Cost Method Investments. Most of the companies represented by the Company’s cost method investments have concentrations in Internet-related business activities. At January 2, 2005 and December 28, 2003, the carrying value of the Company’s cost method investments was $4.6 million and $9.6 million, respectively. Cost method investments are included in “Deferred Charges and Other Assets” in the Consolidated Balance Sheets.
In June 2004, one of the Company’s cost method investments went public and is now reported as a marketable equity security, recorded at fair value in the Consolidated Balance Sheets, with the change in fair value during the period excluded from earnings and recorded net of tax as a separate component of comprehensive income.
During 2004, 2003, and 2002, the Company invested $0.2 million, $0.8 million, and $0.3 million, respectively, in companies constituting cost method investments and recorded charges of $0.7 million, $1.1 million, and $19.2 million, respectively, to write-down cost method investments to estimated fair value. In 2002, three of the investments were written down by an aggregate of $15.6 million, primarily as a result of significant recurring losses in each of the underlying businesses, with the write-downs recorded based on the Company’s best estimate of the fair value of each these investments. Another of the Company’s investments was written down in 2002 by $2.8 million, based on proceeds received by the Company arising from the investee’s merger. Charges recorded to write-down cost method investments are included in “Other income (expense), net” in the Consolidated Statements of Income.
D. INCOME TAXES
The provision for income taxes consists of the following (in thousands):

	Current	Deferred	Total

2004

U.S. Federal	$138,429	$35,544	$173,973

Foreign	4,751	(361)	4,390

State and local	22,199	9,138	31,337

	$165,379	$44,321	$209,700

2003

U.S. Federal	$93,329	$27,189	$120,518

Foreign	4,129	(159)	3,970

State and local	13,338	3,674	17,012

	$110,796	$30,704	$141,500

2002

U.S. Federal	$75,654	$38,934	$114,588

Foreign	1,634	(499)	1,135

State and local	9,897	11,680	21,577

	$87,185	$50,115	$137,300

In addition to the income tax provision presented above, in 2002, the Company recorded a federal and state income tax benefit of $6.9 million on the impairment loss recorded as a cumulative effect of change in accounting principle in connection with the adoption of SFAS 142.
The provision for income taxes exceeds the amount of income tax determined by applying the U.S. Federal statutory rate of 35% to income before taxes as a result of the following (in thousands):

	2004	2003	2002

U.S. Federal statutory taxes	$189,851	$133,906	$123,784

State and local taxes, net of U.S. Federal income tax benefit	20,369	11,058	14,025

Sale of affiliate with higher tax basis	—	(2,188)	—

Other, net	(520)	(1,276)	(509)

Provision for income taxes	$209,700	$141,500	$137,300

Deferred income taxes at January 2, 2005 and December 28, 2003 consist of the following (in thousands):

	2004	2003

Accrued postretirement benefits	$61,221	$60,536

Other benefit obligations	122,608	102,791

Accounts receivable	18,939	17,650

State income tax loss carryforwards	10,753	12,068

Affiliate operations	4,403	4,334

Other	19,866	25,480

Deferred tax asset	237,790	222,859

Property, plant and equipment	173,101	153,615

Prepaid pension cost	224,991	207,312

Unrealized gain on available-for-sale securities	48,387	23,811

Goodwill and other intangibles	164,138	141,945

Deferred tax liability	610,617	526,683

Deferred income taxes	$372,827	$303,824

The Company has approximately $213 million in state income tax loss carryforwards. If unutilized, state income tax loss carryforwards will start to expire approximately as follows (in millions):

2005	$3.0

2006	5.0

2007	1.0

2008	9.0

2009	4.0

2010	7.0

2011 to 2023	184.0

Total	$213.0

2004 FORM 10-K

E. DEBT
Long-term debt consists of the following (in millions):

	January 2,	December 28,
	2005	2003

Commercial paper borrowings	$50.2	$ 188.3

5.5% unsecured notes due February 15, 2009	398.9	398.7

4.0% notes due 2004– 2006 (£8.35 million and £16.7 million)	16.1	29.7

Other indebtedness	18.9	14.4

Total	484.1	631.1

Less current portion	(58.2)	(208.6)

Total long-term debt	$425.9	$ 422.5

During 2003, notes of £16.7 million were issued to FTC employees who were former FTC shareholders in connection with the acquisition. The noteholders, at their discretion, had the option of electing to receive 25% of their outstanding balance in January 2004 and in August 2004, 50% of the original outstanding balance (less the amount paid in January) was due for payment. Payments of $6.2 million and $8.8 million were made in January 2004 and August 2004, respectively. The remaining balance outstanding of £8.35 million is due for payment in August 2006.
Interest on the 5.5% unsecured notes is payable semi-annually on February 15 and August 15.
At January 2, 2005 and December 28, 2003, the average interest rate on the Company’s outstanding commercial paper borrowings was 2.2% and 1.1%, respectively. During the third quarter of 2004, the Company replaced its expiring $250 million 364-day revolving credit facility with a new $250 million revolving credit facility on essentially the same terms. The new facility expires in August 2005. In 2002, the Company replaced its revolving credit facility agreements with a new five-year $350 million revolving credit facility, which expires in August 2007. These revolving credit facility agreements support the issuance of the Company’s short-term commercial paper.
Under the terms of the five-year $350 million revolving credit facility, interest on borrowings is at floating rates, and depending on the Company’s long-term debt rating, the Company is required to pay an annual fee of 0.07% to 0.15% on the unused portion of the facility, and 0.25% to 0.75% on the used portion of the facility. Under the terms of the $250 million 364-day revolving credit facility, interest on borrowings is at floating rates, and based on the Company’s long-term debt rating, the Company is required to pay an annual fee of 0.05% to 0.125% on the unused portion of the facility, and 0.25% to 0.75% on the used portion of the facility. Also under the terms of the $250 million 364-day revolving credit facility, the Company has the right to extend the term of any borrowings for up to one year from the credit facility’s maturity date for an additional fee of 0.125%. Both revolving credit facilities contain certain covenants, including a financial covenant that the Company maintain at least $1 billion of consolidated shareholders’ equity.
During 2004 and 2003, the Company had average borrowings outstanding of approximately $516.0 million and $605.7 million, respectively, at average annual interest rates of approximately 4.8% and 4.2%, respectively. The Company incurred net interest costs on its borrowings of $26.4 million and $26.9 million during 2004 and 2003, respectively. No interest expense was capitalized in 2004 or 2003.
At January 2, 2005 and December 28, 2003, the fair value of the Company’s 5.5% unsecured notes, based on quoted market prices, totaled $423.0 million and $434.6 million, respectively, compared with the carrying amount of $398.9 million and $398.7 million, respectively.
The carrying value of the Company’s commercial paper borrowings and other unsecured debt at January 2, 2005 and December 28, 2003 approximates fair value.
F. REDEEMABLE PREFERRED STOCK
In connection with the acquisition of a cable television system in 1996, the Company issued 11,947 shares of its Series A Preferred Stock. On February 23, 2000, the Company issued an additional 1,275 shares related to this transaction. From 1998 to 2004, 955 shares of Series A Preferred Stock were redeemed at the request of Series A Preferred Stockholders.
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
G. CAPITAL STOCK, STOCK AWARDS AND STOCK OPTIONS
Capital Stock. Each share of Class A common stock and Class B common stock participates equally in dividends. The Class B stock has limited voting rights and as a class has the right to elect 30% of the Board of Directors; the Class A stock has unlimited voting rights, including the right to elect a majority of the Board of Directors.
During 2004 the Company did not purchase any shares of its Class B common stock. During 2003 and 2002, the Company purchased a total of 910 shares and 1,229 shares, respectively, of its Class B common stock at a cost of approximately $0.7 million and $0.8 million. At January 2, 2005, the Company has authorization from the Board of Directors to purchase up to 542,800 shares of Class B common stock.

THE WASHINGTON POST COMPANY

Stock Awards. In 1982, the Company adopted a long-term incentive compensation plan, which, among other provisions, authorizes the awarding of Class B common stock to key employees. Stock awards made under this incentive compensation plan are subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant’s employment terminates before the end of a specified period of service to the Company. At January 2, 2005, there were 52,476 shares reserved for issuance under the incentive compensation plan. Of this number, 28,001 shares were subject to awards outstanding, and 24,475 shares were available for future awards. Activity related to stock awards under the long-term incentive compensation plan for the years ended January 2, 2005, December 28, 2003, and December 29, 2002, was as follows:

	2004		2003		2002

	Number	Average	Number	Average	Number	Average
	of	Award	of	Award	of	Award
	Shares	Price	Shares	Price	Shares	Price

Beginning of year	29,845	$643.89	27,625	$536.74	29,895	$539.25

Awarded	200	973.88	15,990	734.01	215	563.36

Vested	(561)	625.91	(12,752)	523.60	(601)	540.61

Forfeited	(1,483)	683.58	(1,018)	658.44	(1,884)	578.37

End of year	28,001	$644.51	29,845	$643.89	27,625	$536.74

In addition to stock awards granted under the long-term incentive compensation plan, the Company also made stock awards of 2,550 shares in 2004, 1,050 shares in 2003, and 2,150 shares in 2002. Also, on January 3, 2005, the Company made stock awards of 13,090 shares.
For the share awards outstanding at January 2, 2005, the aforementioned restriction will lapse in 2005 for 15,491 shares, in 2006 for 450 shares, in 2007 for 17,435 shares, and in 2008 for 675 shares. Stock-based compensation costs resulting from stock awards reduced net income by $3.6 million ($0.38 per share, basic and diluted), $3.9 million ($0.41 per share, basic and diluted), and $3.5 million ($0.37 per share, basic and diluted) in 2004, 2003, and 2002, respectively.
Stock Options. The Company’s employee stock option plan reserves 1,900,000 shares of the Company’s Class B common stock for options to be granted under the plan. The purchase price of the shares covered by an option cannot be less than the fair value on the granting date. At January 2, 2005, there were 421,125 shares reserved for issuance under the stock option plan, of which 122,250 shares were subject to options outstanding, and 298,875 shares were available for future grants.
Changes in options outstanding for the years ended January 2, 2005, December 28, 2003, and December 29, 2002, were as follows:

	2004		2003		2002

	Number	Average	Number	Average	Number	Average
	of	Option	of	Option	of	Option
	Shares	Price	Shares	Price	Shares	Price

Beginning of year	152,475	$530.81	163,900	$515.74	170,575	$490.86

Granted	4,000	953.50	5,000	803.70	11,500	729.00

Exercised	(33,225)	467.68	(15,675)	450.87	(16,675)	404.14

Forfeited	(1,000)	621.38	(750)	729.00	(1,500)	561.77

End of year	122,250	$561.05	152,475	$530.81	163,900	$515.74

Of the shares covered by options outstanding at the end of 2004, 103,750 are now exercisable, 10,500 will become exercisable in 2005, 4,750 will become exercisable in 2006, 2,250 will become exercisable in 2007, and 1,000 will become exercisable in 2008. Information related to stock options outstanding at January 2, 2005 is as follows:

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 1/2/2005	Life (yrs.)	Price	at 1/2/2005	Price

$222–299	500	1.0	$298.75	500	$298.75

344	5,000	2.0	343.94	5,000	343.94

472–484	12,125	3.7	473.70	12,125	473.70

500–596	85,625	6.0	535.51	79,875	530.99

693	500	9.0	692.51	125	692.51

729	10,000	8.0	729.00	5,000	729.00

816	4,500	9.0	816.05	1,125	816.05

954	4,000	10.0	953.50	—	—
All options were granted at an exercise price equal to or greater than the fair market value of the Company’s common stock at the date of grant. The weighted average fair value for options granted during 2004, 2003 and 2002 was $274.93, $229.81, and $197.89, respectively. The fair value of options at date of grant was estimated using the Black-Scholes method utilizing the following assumptions:

	2004	2003	2002

Expected life (years)	7	7	7

Interest rate	3.85%	4.38%	3.69%

Volatility	20.24%	20.43%	21.74%

Dividend yield	0.73%	0.71%	0.77%
Refer to Note A for additional disclosures surrounding stock option accounting.
The Company also maintains a stock option plan at its Kaplan subsidiary that provides for the issuance of Kaplan stock options to certain members of Kaplan’s management. The Kaplan stock option plan was adopted in 1997 and initially reserved 15 percent, or 150,000 shares, of Kaplan’s common stock for options to be granted under the plan. Under the provisions of this plan, options are issued with an exercise price equal to the estimated fair value of Kaplan’s common stock and options vest ratably over the number of years specified (generally 4 to 5 years) at the time of the grant. Upon exercise, an option holder receives cash equal to the
2004 FORM 10-K

difference between the exercise price and the then fair value. The fair value of Kaplan’s common stock is determined by the Company’s compensation committee of the Board of Directors. In January 2005, the committee set the fair value price at $2,080 per share.
In September 2003, the committee set the fair value price of Kaplan common stock at $1,625 per share, and announced an offer totaling $138 million for approximately 55% of the stock options outstanding at Kaplan. The Company’s offer included a 10% premium over the then current valuation price of Kaplan common stock of $1,625 per share. As a result of this offer, 100% of the eligible stock options were tendered. The Company paid out $118.7 million in the fourth quarter of 2003, and $10.3 million in 2004, with the remainder of the payouts, related to 6,131 tendered stock options, to be made at the time of their scheduled vesting from 2005 to 2008 if the option holder is still employed at Kaplan. Additionally, stock compensation expense will be recorded on these remaining exercised stock options over the remaining vesting periods of 2005 to 2008. A small number of key Kaplan executives continue to hold the remaining 68,000 of outstanding Kaplan stock options, with roughly half of these options expiring in 2007 and half expiring in 2011. In January 2005, 15,353 Kaplan stock options were exercised, and 10,582 Kaplan stock options were awarded at an option price of $2,080.
For 2004, 2003, and 2002, the Company recorded expense of $32.5 million, $119.1 million, and $34.5 million, respectively, related to this plan. In 2004, 2003, and 2002 payouts from option exercises totaled $10.3 million, $119.6 million and $1.5 million, respectively. At December 31, 2004, the Company’s stock-based compensation accrual balance totaled $96.2 million.
Changes in Kaplan stock options outstanding for the years ended January 2, 2005, December 28, 2003, and December 29, 2002, were as follows:

	2004		2003		2002

	Number	Average	Number	Average	Number	Average
	of	Option	of	Option	of	Option
	Shares	Price	Shares	Price	Shares	Price

Beginning of Year	68,000	$596.17	147,463	$311.24	142,578	$296.69

Granted	—	—	16,037	1,546.23	6,475	652.00

Exercised	—	—	(94,652)	303.66	(540)	375.00

Forfeited	—	—	(848)	382.12	(1,050)	403.76

End of year	68,000	$596.17	68,000	$596.17	147,463	$311.24

Of the shares covered by options outstanding at the end of 2004, 47,836 are now exercisable, 7,034 will become exercisable in 2005, 6,935 will become exercisable in 2006, 3,397 will become exercisable in 2007, and 2,798 will become exercisable in 2008. Information related to stock options outstanding at January 2, 2005, is as follows:

		Weighted
		Average
	Number	Remaining	Number
Range of	Outstanding	Contractual	Exercisable
Exercise Prices	at 1/2/05	Life (yrs.)	at 1/2/05

$190	31,341	3.0	31,341

375	500	4.6	400

526	19,172	6.0	12,098

652	3,000	6.0	1,200

861	487	6.0	97

1,625	13,500	7.0	2,700
Average Number of Shares Outstanding. Basic earnings per share are based on the weighted average number of shares of common stock outstanding during each year. Diluted earnings per common share are based upon the weighted average number of shares of common stock outstanding each year, adjusted for the dilutive effect of shares issuable under outstanding stock options. Basic and diluted weighted average share information for 2004, 2003 and 2002 is as follows:

	Basic	Dilutive	Diluted
	Weighted	Effect of	Weighted
	Average	Stock	Average
	Shares	Options	Shares

2004	9,563,314	28,311	9,591,625

2003	9,530,209	24,454	9,554,663

2002	9,503,983	18,671	9,522,654
The 2004, 2003 and 2002 diluted earnings per share amounts exclude the effects of 4,000, 16,750, and 11,500 stock options outstanding, respectively, as their inclusion would be antidilutive.

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
In 2004, 2003, and 2002, the Company offered several early retirement programs to certain groups of employees at The Washington Post newspaper, Newsweek and the corporate office, the effects of which are included below. Effective June 1, 2003, the retirement pension program for certain employees at The Washington Post newspaper and the corporate office was amended and provides for increased annuity payments for vested employees retiring after this date. This plan amendment resulted in a reduction in the pension credit of approximately $5.1 million and $2.6 million for the years ended January 2, 2005 and December 28, 2003, respectively.
The following table sets forth obligation, asset and funding information for the Company’s defined benefit pension and postretirement

THE WASHINGTON POST COMPANY

plans at January 2, 2005 and December 28, 2003 (in thousands):

	Pension Plans		Postretirement Plans

	2004	2003	2004	2003

Change in Benefit Obligation

Benefit obligation at beginning of year	$625,774	$498,952	$120,444	$112,174

Service cost	22,896	19,965	5,285	5,164

Interest cost	37,153	33,696	7,355	7,395

Amendments	218	60,697	—	(5,479)

Actuarial loss	46,655	37,339	5,764	6,733

Benefits paid	(43,555)	(24,875)	(6,308)	(5,543)

Benefit obligation at end of year	$689,141	$625,774	$132,540	$120,444

Change in Plan Assets

Fair value of assets at beginning of year	$1,564,966	$1,362,084	$—	$—

Actual return on plan assets	66,802	227,757	—	—

Employer contributions	—	—	6,308	5,543

Benefits paid	(43,555)	(24,875)	(6,308)	(5,543)

Fair value of assets at end of year	$1,588,213	$1,564,966	$—	$—

Funded status	$899,072	$939,192	$(132,540)	$(120,444)

Unrecognized transition asset	(355)	(1,442)	—	—

Unrecognized prior service cost	38,389	46,941	(8,001)	(8,589)

Unrecognized actuarial gain	(380,359)	(469,890)	(4,949)	(11,707)

Net prepaid (accrued) cost	$556,747	$514,801	$(145,490)	$(140,740)

The accumulated benefit obligation for the Company’s defined benefit pension plans at January 2, 2005 and December 28, 2003 was $599.2 million and $548.4 million, respectively.
Key assumptions utilized for determining the benefit obligation at January 2, 2005 and December 28, 2003 are as follows:

			Postretirement
	Pension Plans		Plans

	2004	2003	2004	2003

Discount rate	5.75%	6.25%	5.75%	6.25%

Rate of compensation increase	4.0%	4.0%	—	—
The assumed health care cost trend rate used in measuring the postretirement benefit obligation at January 2, 2005 was 9.5% for both pre-age 65 and post-age 65 benefits, decreasing to 5% in the year 2015 and thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A change of 1 percentage point in the assumed health care cost trend rates would have the following effects (in thousands):

	1%	1%
	Increase	Decrease

Benefit obligation at end of year	$20,106	$(18,798)

Service cost plus interest cost	$2,018	$(1,957)
The Company made no contributions to its defined benefit pension plans in 2004 and 2003, and the Company does not expect to make any contributions in 2005 or in the foreseeable future. The Company made contributions to its postretirement benefit plans of $6.3 million and $5.5 million for the years ended January 2, 2005 and December 28, 2003, respectively, as the plans are unfunded and the Company covers benefit payments. The Company expects to make contributions for its postretirement plans by funding benefit payments consistent with the assumed heath care cost trend rates discussed above.
At January 2, 2005, future estimated benefit payments are as follows (in millions):

		Postretirement
	Pension Plans	Plans

2005	$26.2	$6.6

2006	$27.2	$6.9

2007	$28.5	$7.4

2008	$30.0	$8.0

2009	$31.8	$8.6

2010-2014	$196.9	$52.7
The Company’s defined benefit pension obligations are funded by a relatively small but diversified mix of stocks and high-quality fixed-income securities that are held in trust. Essentially all of the assets are managed by two investment companies. None of the assets are managed internally by the Company or are invested in securities of the Company. The goal of the investment managers is to produce moderate long-term growth in the value of those assets while protecting them against decreases in value. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval by the Plan administrator. Over the past five years, the managers together have invested between 60% and 90% of the assets in equities. At the end of 2004, 86% of the assets were invested in equities; 26% of the assets were invested in Berkshire Hathaway common stock. The Company’s retirement plan trust held shares of Berkshire Class A and Class B common stock with a total market value of $415.4 million and $398.2 million at January 2, 2005 and December 28, 2003, respectively.
The total (income) cost arising from the Company’s defined benefit pension and postretirement plans for the years ended January 2, 2005, December 28, 2003, and December 29, 2002, consists of the following components (in thousands):

	Pension Plans			Postretirement Plans

	2004	2003	2002	2004	2003	2002

Service cost	$22,896	$19,965	$17,489	$5,285	$5,164	$5,418

Interest cost	37,153	33,696	30,820	7,355	7,395	7,997

Expected return on assets	(97,702)	(96,116)	(92,192)	—	—	—

Amortization of transition asset	(1,086)	(2,189)	(5,221)	—	—	—

Amortization of prior service cost	4,530	4,172	2,185	(588)	(360)	(421)

Recognized actuarial gain	(7,745)	(14,665)	(17,528)	(995)	(1,675)	(2,435)

Net periodic (benefit) cost for the year	(41,954)	(55,137)	(64,447)	11,057	10,524	10,559

Early retirement programs expense	132	34,135	19,001	—	—	—

Curtailment gain	—	—	—	—	(634)	—

Total (benefit) cost for the year	$(41,822)	$(21,002)	$(45,446)	$11,057	$9,890	$10,559

The costs for the Company’s defined benefit pension and postretirement plans are actuarially determined. Below are the key assump-
2004 FORM 10-K

tions utilized to determine periodic cost for the years ended January 2, 2005, December 28, 2003, and December 29, 2002:

	Pension Plans			Postretirement Plans

	2004	2003	2002	2004	2003	2002

Discount rate	6.25%	6.75%	7.0%	6.25%	6.75%	7.0%

Expected return on plan assets	7.5%	7.5%	7.5%	—	—	—

Rate of compensation increase	4.0%	4.0%	4.0%	—	—	—
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
In December of 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act) was enacted. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that meets certain criteria. The Company’s other postretirement plans covering retirees currently provide certain prescription benefits to eligible participants. In accordance with FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003,” the Company has concluded that the Act is not significant to the Company’s other postretirement plans and therefore, the effects of the Act were incorporated into the latest valuation of December 31, 2004. Overall, the Company’s Postretirement benefit obligation was reduced by about $4.0 million at January 2, 2005 as a result of the Act; the Company’s postretirement expense is expected to be reduced by about $0.5 million in fiscal year 2005 as a result of the Act.
Contributions to multi-employer pension plans, which are generally based on hours worked, amounted to $2.0 million in 2004, $2.0 million in 2003, and $2.0 million in 2002.
The Company recorded expense associated with retirement benefits provided under incentive savings plans (primarily 401(k) plans) of approximately $17.6 million in 2004, $15.5 million in 2003, and $15.4 million in 2002.
I. LEASE AND OTHER COMMITMENTS
The Company leases real property under operating agreements. Many of the leases contain renewal options and escalation clauses that require payments of additional rent to the extent of increases in the related operating costs.
At January 2, 2005, future minimum rental payments under noncancelable operating leases approximate the following (in thousands):

2005	$80,842

2006	75,974

2007	71,181

2008	61,767

2009	52,303

Thereafter	154,541

$496,608

Minimum payments have not been reduced by minimum sublease rentals of $5.5 million due in the future under noncancelable subleases.
Rent expense under operating leases included in operating costs was approximately $97.6 million, $76.8 million, and $60.7 million in 2004, 2003, and 2002, respectively. Sublease income was approximately $0.6 million, $0.6 million, and $0.6 million in 2004, 2003, and 2002, respectively.
The Company’s broadcast subsidiaries are parties to certain agreements that commit them to purchase programming to be produced in future years. At January 2, 2005, such commitments amounted to approximately $93.0 million. If such programs are not produced, the Company’s commitment would expire without obligation.
J. ACQUISITIONS, EXCHANGES AND DISPOSITIONS
The Company completed business acquisitions and exchanges totaling approximately $63.9 million in 2004, $169.5 million in 2003 and $90.5 million in 2002 (including estimated fair value of cable systems surrendered, assumed debt and related acquisition costs). All of these acquisitions were accounted for using the purchase method, and accordingly, the assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition. The purchase price allocations for these acquisitions mostly comprised goodwill and other intangibles and property, plant and equipment.
On January 14, 2005, the Company completed the acquisition of Slate, the online magazine, which will be included as part of the Company’s newspaper publishing division.
During 2004, Kaplan acquired eight businesses in its higher education and professional divisions for a total of $59.6 million, financed with cash and $8.7 million of debt. In addition, the cable division completed two small transactions for $2.8 million. In May 2004, the Company acquired El Tiempo Latino, a leading Spanish-language weekly newspaper in the greater Washington area. Most of the purchase price for the 2004 acquisitions was allocated to goodwill and other intangibles.
During 2003, Kaplan acquired 13 businesses in its higher education and professional divisions for a total of $166.8 million, financed with cash and $36.7 million of debt. The largest of these was the March 2003 acquisition of the stock of The Financial Training Company (FTC), for £55.3 million ($87.4 million). Headquartered in London, FTC provides test preparation services for accountants and financial services professionals, with 28 training centers in the United Kingdom as well as operations in Asia. This acquisition was financed with cash and $29.7 million of debt, primarily to employees of the business. In November 2003, Kaplan acquired Dublin Business School, Ireland’s largest private undergraduate institution. Most of the purchase price for the 2003 Kaplan acquisitions was allocated to goodwill and other intangibles and property, plant and equipment.
In addition, the cable division acquired three additional systems in 2003 for $2.8 million. Most of the purchase price for these

THE WASHINGTON POST COMPANY

acquisitions was allocated to franchise agreements, an indefinite-lived intangible asset.
On January 1, 2003, the Company sold its 50 percent interest in the International Herald Tribune for $65 million and the Company recorded an after-tax non-operating gain of $32.3 million ($3.38 per share) in the first quarter of 2003.
During 2002, Kaplan acquired several businesses in its higher education and test preparation divisions for approximately $42.2 million. In November 2002, the Company completed a cable system exchange transaction with Time Warner Cable which consisted of the exchange by the Company of its cable system in Akron, Ohio serving about 15,500 subscribers, and $5.2 million to Time Warner Cable, for cable systems serving about 20,300 subscribers in Kansas. The Kansas systems acquired in the exchange transaction were recorded at their estimated fair value, as determined based on an appraisal completed by an independent third- party firm. The non-cash, non-operating gain resulting from the exchange transaction increased net income by $16.7 million, or $1.75 per share.
The results of operations for each of the businesses acquired are included in the Consolidated Statements of Income from their respective dates of acquisition. Pro forma results of operations for 2004, 2003 and 2002, assuming the acquisitions and exchanges occurred at the beginning of 2002, are not materially different from reported results of operations.
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
The Company’s intangible assets with an indefinite life are principally from franchise agreements at its cable division, as the Company expects its cable franchise agreements to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon, and the Company’s cable division historically has obtained renewals and extensions of such agreements for nominal costs and without any material modifications to the agreements. Amortized intangible assets are primarily non-compete agreements, with amortization periods up to five years. Amortization expense was $9.3 million in 2004 and is estimated to be approximately $6 million in each of the next five years.
The Company’s goodwill and other intangible assets as of January 2, 2005 and December 28, 2003 were as follows (in thousands):

		Accumulated
	Gross	Amortization	Net

2004:

Goodwill	$1,321,542	$298,402	$1,023,140

Indefinite-lived intangible assets	656,998	163,806	493,192

Amortized intangible assets	20,021	12,142	7,879

	$1,998,561	$474,350	$1,524,211

2003:

Goodwill	$1,264,096	$298,402	$965,694

Indefinite-lived intangible assets	650,462	163,806	486,656

Amortized intangible assets	8,034	2,808	5,226

	$1,922,592	$465,016	$1,457,576

Activity related to the Company’s goodwill and intangible assets during 2004 was as follows (in thousands):

	Newspaper	Television	Magazine	Cable
	Publishing	Broadcasting	Publishing	Television	Education	Total

Goodwill, Net

Beginning of year	$71,277	$203,165	$69,556	$85,666	$536,030	$965,694

Acquisitions	1,493				44,143	45,636

Foreign currency exchange rate					11,810	11,810

End of year	$72,770	$203,165	$69,556	$85,666	$591,983	$1,023,140

Indefinite-Lived Intangible Assets, Net

Beginning of year				$484,556	$2,100	$486,656

Acquisitions				1,774	4,762	6,536

End of year				$486,330	$6,862	$493,192

Amortized Intangible Assets, Net

Beginning of year	$30			$1,081	$4,115	$5,226

Acquisitions	107			2,045	9,845	11,997

Foreign currency exchange rate					(10)	(10)

Amortization	(19)			(652)	(8,663)	(9,334)

End of year	$118			$2,474	$5,287	$7,879

Activity related to the Company’s goodwill and intangible assets during 2003 was as follows (in thousands):

	Newspaper	Television	Magazine	Cable
	Publishing	Broadcasting	Publishing	Television	Education	Total

Goodwill, Net

Beginning of year	$72,738	$203,165	$69,556	$85,666	$339,736	$770,861

Acquisitions					184,075	184,075

Disposition	(1,461)					(1,461)

Foreign currency exchange rate					12,219	12,219

End of year	$71,277	$203,165	$69,556	$85,666	$536,030	$965,694

Indefinite-Lived Intangible Assets, Net

Beginning of year				$482,419		$482,419

Acquisitions				2,137	$2,100	4,237

End of year				$484,556	$2,100	$486,656

Amortized Intangible Assets, Net

Beginning of year	$45			$1,232	$876	$2,153

Acquisitions					4,463	4,463

Amortization	(15)			(151)	(1,270)	(1,436)

Foreign currency exchange rate					46	46

End of year	$30			$1,081	$4,115	$5,226

2004 FORM 10-K

L. OTHER NON-OPERATING INCOME (EXPENSE)
The Company recorded other non-operating income, net, of $8.1 million in 2004, $55.4 million in 2003 and $28.9 million in 2002. The 2003 non-operating income, net, mostly comprises a $49.8 million pre-tax gain from the sale of the Company’s 50 percent interest in the International Herald Tribune. The 2002 non-operating income, net, includes a pre-tax gain of $27.8 million on the exchange of certain cable systems in the fourth quarter of 2002 and a gain on the sale of marketable securities, offset by write-downs recorded on certain investments.
A summary of non-operating income (expense) for the years ended January 2, 2005, December 28, 2003, and December 29, 2002 follows (in millions):

	2004	2003	2002

Foreign currency gains, net	$5.5	$4.2	$—

Gain on sale of interest in IHT	—	49.8	—

Impairment write-downs on cost method and other investments	(0.7)	(1.3)	(21.2)

Gain on sale or exchange of cable system businesses	0.5	—	27.8

Gain on sales of marketable securities	—	—	13.2

Other	2.8	2.7	9.1

Total	$8.1	$55.4	$28.9

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
The Company’s education division derives a portion of its net revenues from financial aid received by its students under Title IV Programs administered by the U.S. Department of Education pursuant to the Federal Higher Education Act of 1965 (HEA), as amended. In order to participate in Title IV Programs, the Company must comply with complex standards set forth in the HEA and the regulations promulgated thereunder (the Regulations). The failure to comply with the requirements of HEA or the Regulations could result in the restriction or loss of the ability to participate in Title IV Programs and subject the Company to financial penalties. For the years ended January 2, 2005, December 28, 2003 and December 29, 2002, approximately $430.0 million, $250.0 million and $161.7 million, respectively, of the Company’s education division revenues were derived from financial aid received by students under Title IV Programs. Management believes that the Company’s education division schools that participate in Title IV Programs are in material compliance with standards set forth in the HEA and the Regulations.
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
Education products and services are provided through the Company’s wholly-owned subsidiary, Kaplan, Inc. Kaplan’s businesses include supplemental education services, which is made up of Kaplan Test Prep and Admissions, providing test preparation services for college and graduate school entrance exams; Kaplan Professional, providing education and career services to business people and other professionals; and Score!, offering multi-media learning and private tutoring to children and educational resources to parents. Kaplan’s businesses also provide higher education services, which include all of Kaplan’s post-secondary education businesses, including the fixed-facility colleges that offer Bachelor’s degrees, Associate’s degrees and diploma programs primarily in the fields of health care, business and information technology; and online post-secondary and career programs (various distance-learning businesses).
Corporate office includes the expenses of the Company’s corporate office.
The Company’s foreign revenues in 2004, 2003, and 2002 totaled approximately $209 million, $140 million, and $81 million, respectively, principally from Kaplan’s foreign operations and the publication of the international editions of Newsweek. The Company’s long-lived assets in foreign countries (excluding goodwill and other intangibles), principally in the United Kingdom, totaled approximately $29 million at January 2, 2005 and $19 million at December 28, 2003.
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

THE WASHINGTON POST COMPANY

	Newspaper	Television	Magazine	Cable		Corporate
(in thousands)	Publishing	Broadcasting	Publishing	Television	Education	Office	Consolidated

2004

Operating revenues	$938,066	$361,716	$366,119	$499,312	$1,134,891	$—	$3,300,104

Income (loss) from operations	$143,086	$174,176	$52,921	$104,171	$121,455	$(32,803)	$563,006

Equity in losses of affiliates							(2,291)

Interest expense, net							(26,410)

Other income, net							8,127

Income before income taxes							$542,432

Identifiable assets	$688,812	$410,294	$582,489	$1,113,554	$1,035,772	$14,170	$3,845,091

Investments in marketable equity securities							409,736

Investments in affiliates							61,814

Total assets							$4,316,641

Depreciation of property, plant and equipment	$36,862	$11,093	$3,255	$94,974	$29,154	$—	$175,338

Amortization expense	$19	$—	$—	$652	$8,663	$—	$9,334

Pension credit (expense)	$3,598	$3,172	$37,613	$(1,030)	$(1,531)	$—	$41,822

Kaplan stock-based incentive compensation					$32,546		$32,546

Capital expenditures	$27,959	$6,967	$1,499	$78,873	$85,221	$4,113	$204,632

2003

Operating revenues	$872,754	$315,126	$353,555	$459,399	$838,077	$—	$2,838,911

Income (loss) from operations(1)	$134,197	$139,744	$43,504	$88,392	$(11,709)	$(30,308)	$363,820

Equity in losses of affiliates							(9,766)

Interest expense, net							(26,851)

Other income, net							55,385

Income before income taxes							$382,588

Identifiable assets	$690,226	$412,799	$534,671	$1,131,580	$872,133	$11,379	$3,652,788

Investments in marketable equity securities							247,958

Investments in affiliates							61,312

Total assets							$3,962,058

Depreciation of property, plant and equipment	$41,914	$11,414	$3,727	$92,804	$23,989	$—	$173,848

Amortization expense	$15	$—	$—	$151	$1,270	$—	$1,436

Pension credit (expense)	$(19,580)	$4,165	$38,493	$(853)	$(1,223)	$—	$21,002

Kaplan stock-based incentive compensation					$119,126		$119,126

Capital expenditures	$18,642	$5,434	$1,027	$65,948	$34,537	$—	$125,588

2002

Operating revenues	$841,984	$343,552	$349,050	$428,492	$621,125	$—	$2,584,203

Income (loss) from operations	$109,006	$168,826	$25,728	$80,937	$20,512	$(27,419)	$377,590

Equity in losses of affiliates							(19,308)

Interest expense, net							(33,487)

Other income, net							28,873

Income before income taxes							$353,668

Identifiable assets	$697,606	$414,722	$488,345	$1,154,534	$549,390	$19,940	$3,324,537

Investments in marketable equity securities							216,533

Investments in affiliates							70,703

Total assets							$3,611,773

Depreciation of property, plant and equipment	$42,961	$11,187	$4,124	$88,751	$24,885	$—	$171,908

Amortization expense	$15	$—	$—	$155	$485	$—	$655

Pension credit (expense)	$18,902	$4,730	$23,814	$(814)	$(1,186)	$—	$45,446

Kaplan stock-based incentive compensation					$34,531		$34,531

Capital expenditures	$27,280	$8,784	$1,672	$92,499	$22,757	$—	$152,992
(1) Newspaper publishing operating income in 2003 includes gain on sale of land at The Washington Post newspaper of $41.7 million.
2004 FORM 10-K

O. SUMMARY OF QUARTERLY OPERATING RESULTS AND COMPREHENSIVE INCOME (UNAUDITED)
Quarterly results of operations and comprehensive income for the years ended January 2, 2005 and December 28, 2003 are as follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2004 Quarterly Operating Results
Operating revenues

Advertising	$299,127	$338,060	$323,021	$386,662

Circulation and subscriber	180,259	185,728	185,521	190,302

Education	258,271	276,696	293,621	306,303

Other	21,312	17,907	17,869	19,445

	758,969	818,391	820,032	902,712

Operating costs and expenses

Operating	409,681	420,407	422,894	464,077

Selling, general and administrative	198,132	203,334	210,488	223,413

Depreciation of property, plant and equipment	43,859	44,769	45,020	41,690

Amortization of goodwill and other intangibles	2,380	3,881	1,332	1,741

	654,052	672,391	679,734	730,921

Income from operations	104,917	146,000	140,298	171,791

Equity in (losses) earnings of affiliates	(1,716)	(353)	539	(761)

Interest income	344	458	351	469

Interest expense	(6,861)	(6,830)	(6,874)	(7,467)

Other income (expense), net	742	(71)	858	6,598

Income before income taxes	97,426	139,204	135,172	170,630

Provision for income taxes	38,000	54,300	52,700	64,700

Net income	59,426	84,904	82,472	105,930

Redeemable preferred stock dividends	(502)	(245)	(245)	—

Net income available for common shares	$58,924	$84,659	$82,227	$105,930

Basic earnings per common share	$6.17	$8.85	$8.59	$11.07

Diluted earnings per common share:	$6.15	$8.82	$8.57	$11.03

Basic average shares outstanding	9,550	9,563	9,568	9,571

Diluted average shares outstanding	9,582	9,596	9,598	9,601

2004 Quarterly comprehensive income	$74,806	$78,719	$90,962	$136,089

The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Income due to rounding.

THE WASHINGTON POST COMPANY

	First	Second	Third	Fourth
(in thousands, except per share amounts)	Quarter	Quarter	Quarter(1	) Quarter

2003 Quarterly Operating Results
Operating revenues

Advertising	$277,121	$316,288	$285,143	$343,772

Circulation and subscriber	172,036	176,348	175,595	182,269

Education	177,778	195,560	224,663	240,076

Other	13,505	18,744	20,678	19,335

	640,440	706,940	706,079	785,452

Operating costs and expenses

Operating	348,634	368,974	378,864	411,043

Selling, general and administrative	169,170	187,493	244,299	191,330

Depreciation of property, plant and equipment	43,395	43,212	42,420	44,821

Amortization of goodwill and other intangibles	149	363	398	526

	561,348	600,042	665,981	647,720

Income from operations	79,092	106,898	40,098	137,732

Equity in losses of affiliates	(2,642)	(5,524)	(1,116)	(484)

Interest income	114	458	189	191

Interest expense	(7,237)	(6,658)	(7,037)	(6,872)

Other income (expense), net	48,135	2,274	1,565	3,412

Income before income taxes	117,462	97,448	33,699	133,979

Provision for income taxes	44,400	36,800	13,800	46,500

Net income	73,062	60,648	19,899	87,479

Redeemable preferred stock dividends	(517)	(258)	(252)	—

Net income available for common shares	$72,545	$60,390	$19,647	$87,479

Basic earnings per common share	$7.62	$6.34	$2.06	$9.17

Diluted earnings per common share	$7.59	$6.32	$2.06	$9.15

Basic average shares outstanding	9,526	9,527	9,532	9,536

Diluted average shares outstanding	9,553	9,555	9,556	9,563

2003 Quarterly comprehensive income	$61,417	$79,992	$24,158	$106,596

The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Income due to rounding.
(1) Results for the third quarter of 2003 include $74.6 million in pre-tax Kaplan stock compensation expense at the education division.
Quarterly impact from certain unusual items (after-tax and diluted EPS amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Early retirement program charges ($1.3 million and $19.5 million in the second and fourth quarters, respectively)		$(0.14)		$(2.04)

Gain on sale of IHT ($32.3 million)	$3.38

Gain on sale of land ($25.5 million)				$2.66

Kaplan stock compensation expense for 10% premium on Kaplan stock option offer ($6.4 million)				$(0.67)

Establishment of Kaplan Educational Foundation ($3.9 million)				$(0.41)

2004 FORM 10-K

(This page intentionally left blank)

THE WASHINGTON POST COMPANY

SCHEDULE II
THE WASHINGTON POST COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E

		Additions –
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

Year Ended December 29, 2002

Allowance for doubtful accounts and returns	$67,969,000	$91,091,000	$98,820,000	$60,240,000

Allowance for advertising rate adjustments and discounts	5,279,000	4,938,000	5,061,000	5,156,000

	$73,248,000	$96,029,000	$103,881,000	$65,396,000

Year Ended December 28, 2003

Allowance for doubtful accounts and returns	$60,240,000	$93,565,000	$91,951,000	$61,854,000

Allowance for advertising rate adjustments and discounts	5,156,000	6,371,000	6,857,000	4,670,000

	$65,396,000	$99,936,000	$98,808,000	$66,524,000

Year Ended January 2, 2005

Allowance for doubtful accounts and returns	$61,854,000	$106,605,000	$102,807,000	$65,652,000

Allowance for advertising rate adjustments and discounts	4,670,000	7,874,000	7,231,000	5,313,000

	$66,524,000	$114,479,000	$110,038,000	$70,965,000

2004 FORM 10-K

TEN-YEAR SUMMARY OF SELECTED HISTORICAL FINANCIAL DATA
See Notes to Consolidated Financial Statements for the summary of significant accounting policies and additional information relative to the years 2002–2004. Operating results prior to 2002 include amortization of goodwill and certain other intangible assets that are no longer amortized under SFAS 142.

(in thousands, except per share amounts)	2004	2003	2002

Results of Operations

Operating revenues	$3,300,104	$2,838,911	$2,584,203

Income from operations	$563,006	$363,820	$377,590

Income before cumulative effect of change in accounting principle	$332,732	$241,088	$216,368

Cumulative effect of change in method of accounting for goodwill and other intangibles	—	—	(12,100)

Net income	$332,732	$241,088	$204,268

Per Share Amounts
Basic earnings per common share

Before cumulative effect of change in accounting principle	$34.69	$25.19	$22.65

Cumulative effect of change in accounting principle	—	—	(1.27)

Net income available for common shares	$34.69	$25.19	$21.38

Basic average shares outstanding	9,563	9,530	9,504
Diluted earnings per share

Before cumulative effect of change in accounting principle	$34.59	$25.12	$22.61

Cumulative effect of change in accounting principle	—	—	(1.27)

Net income available for common shares	$34.59	$25.12	$21.34

Diluted average shares outstanding	9,592	9,555	9,523

Cash dividends	$7.00	$5.80	$5.60

Common shareholders’ equity	$251.93	$217.46	$193.18

Financial Position

Current assets	$754,367	$556,336	$410,834

Working capital (deficit)	66,206	(184,661)	(353,157)

Property, plant and equipment	1,089,952	1,051,373	1,094,400

Total assets	4,316,641	3,962,058	3,611,773

Long-term debt	425,889	422,471	405,547

Common shareholders’ equity	2,412,482	2,074,941	1,837,293
Impact from certain unusual items (after-tax and diluted EPS amounts):
2003

•	gain of $32.3 million ($3.38 per share) on the sale of the Company’s 50% interest in the International Herald Tribune
•	gain of $25.5 million ($2.66 per share) on sale of land at The Washington Post newspaper
•	charge of $20.8 million ($2.18 per share) for early retirement programs at The Washington Post newspaper
•	Kaplan stock compensation expense of $6.4 million ($0.67 per share) for the 10% premium associated with the purchase of outstanding Kaplan stock options
•	charge of $3.9 million ($0.41 per share) in connection with the establishment of the Kaplan Educational Foundation
2002

•	gain of $16.7 million ($1.75 per share) on the exchange of certain cable systems
•	charge of $11.3 million ($1.18 per share) for early retirement programs at Newsweek and The Washington Post newspaper
2001

•	gain of $196.5 million ($20.69 per share) on the exchange of certain cable systems
•	non-cash goodwill and other intangibles impairment charge of $19.9 million ($2.10 per share) recorded in conjunction with the Company’s BrassRing investment
•	charges of $18.3 million ($1.93 per share) from the write-down of a non-operating parcel of land and certain cost-method investments to their estimated fair value

THE WASHINGTON POST COMPANY

	2001	2000	1999	1998	1997	1996	1995

Results of Operations
Operating revenues	$2,411,024	$2,409,633	$2,212,177	$2,107,593	$1,952,986	$1,851,058	$1,716,971
Income from operations	$219,932	$339,882	$388,453	$378,897	$381,351	$337,169	$271,018
Income before cumulative effect of change in accounting principle	$229,639	$136,470	$225,785	$417,259	$281,574	$220,817	$190,096
Cumulative effect of change in method of accounting for goodwill and other intangibles	—	—	—	—	—	—	—

Net income	$229,639	$136,470	$225,785	$417,259	$281,574	$220,817	$190,096

Per Share Amounts
Basic earnings per common share
Before cumulative effect of change in accounting principle	$24.10	$14.34	$22.35	$41.27	$26.23	$20.08	$17.16
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—

Net income available for common shares	$24.10	$14.34	$22.35	$41.27	$26.23	$20.08	$17.16

Basic average shares outstanding	9,486	9,445	10,061	10,087	10,700	10,964	11,075
Diluted earnings per share
Before cumulative effect of change in accounting principle	$24.06	$14.32	$22.30	$41.10	$26.15	$20.05	$17.15
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—

Net income available for common shares	$24.06	$14.32	$22.30	$41.10	$26.15	$20.05	$17.15

Diluted average shares outstanding	9,500	9,460	10,082	10,129	10,733	10,980	11,086
Cash dividends	$5.60	$5.40	$5.20	$5.00	$4.80	$4.60	$4.40
Common shareholders’ equity	$177.30	$156.55	$144.90	$157.34	$117.36	$121.24	$107.60

Financial Position
Current assets	$426,603	$405,067	$476,159	$404,878	$308,492	$382,631	$406,570
Working capital (deficit)	(37,233)	(3,730)	(346,389)	15,799	(300,264)	100,995	98,393
Property, plant and equipment	1,098,211	927,061	854,906	841,062	653,750	511,363	457,359
Total assets	3,588,844	3,200,743	2,986,944	2,729,661	2,077,317	1,870,411	1,732,893
Long-term debt	883,078	873,267	397,620	395,000	—	—	—
Common shareholders’ equity	1,683,485	1,481,007	1,367,790	1,588,103	1,184,074	1,322,803	1,184,204
2000

•	charge of $16.5 million ($1.74 per share) for an early retirement program at The Washington Post newspaper
1999

•	gains of $18.6 million ($1.81 per share) on the sales of marketable equity securities
1998

•	gain of $168.0 million ($16.59 per share) on the disposition of the Company’s 28% interest in Cowles Media Company
•	gain of $13.8 million ($1.36 per share) from the sale of 14 small cable systems
•	gain of $12.6 million ($1.24 per share) on the disposition of the Company’s investment in Junglee, a facilitator of internet commerce
1997

•	gain of $28.4 million ($2.65 per share) from the sale of the Company’s investments in Bear Island Paper Company LP and Bear Island Timberlands Company LP
•	gain of $16.0 million ($1.50 per share) from the sale of the PASS regional cable sports network
1995

•	gain of $8.4 million ($0.75 per share) from the sale of the Company’s investment in American PCS, LP
•	charge of $5.6 million ($0.51 per share) for the write-off of the Company’s interest in Mammoth Micro Productions
2004 FORM 10-K

(This page intentionally left blank)

THE WASHINGTON POST COMPANY

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.3	By-Laws of the Company as amended and restated through September 22, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.1	Form of the Company’s 5.50% Notes due February 15, 2009, issued under the Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.2	Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.3	First Supplemental Indenture dated as of September 22, 2003, among WP Company LLC, the Company and Bank One, NA, as successor to The First National Bank of Chicago, as Trustee, to the Indenture dated as of February 17, 1999, between The Washington Post Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.4	364-Day Credit Agreement dated as of August 11, 2004, among the Company, Citibank, N.A., JP Morgan Chase Bank, Wachovia Bank, N.A., SunTrust Bank, The Bank of New York and Riggs Bank N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004).

4.5	5-Year Credit Agreement dated as of August 14, 2002, among the Company, Citibank, N.A., Wachovia Bank, N.A., SunTrust Bank, Bank One, N.A., JPMorgan Chase Bank, The Bank of New York and Riggs Bank N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002).

4.6	Consent and Amendment No. 1 dated as of August 13, 2003, to the 5-Year Credit Agreement dated as of August 14, 2002, among the Company, Citibank, N.A. and the other lenders that are parties to such Credit Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 22, 2003).

10.1	The Washington Post Company Incentive Compensation Plan as adopted January 20, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 20, 2005).*

10.2	The Washington Post Company Stock Option Plan as amended and restated effective May 31, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003).*

10.3	The Washington Post Company Supplemental Executive Retirement Plan as amended and restated through March 14, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001).*

10.4	The Washington Post Company Deferred Compensation Plan as amended and restated effective February 24, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 28, 2005).*

11	Calculation of earnings per share of common stock.

21	List of subsidiaries of the Company.

23	Consent of independent accountants.

24	Power of attorney dated February 24, 2005.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

* A management contract or compensatory plan or arrangement required to be included as an exhibit hereto pursuant to Item 15(c) of Form 10-K.
2004 FORM 10-K