Form 10-Q
period 2005-04-03
WASHINGTON POST CO
filed 2005-05-10
CIK 104889

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 3, 2005

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

Shares outstanding at May 2, 2005:

Class A Common Stock	1,722,250 Shares
Class B Common Stock	7,870,171 Shares

THE WASHINGTON POST COMPANY

2.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Washington Post Company

Condensed Consolidated Statements of Income (Unaudited)

	Thirteen Weeks Ended
(In thousands, except per share amounts)	April 3, 2005	March 28, 2004
Operating revenues
Advertising	$305,550	$299,127
Circulation and subscriber	186,222	180,259
Education	325,383	258,271
Other	16,775	21,312

	833,930	758,969

Operating costs and expenses
Operating	432,884	409,681
Selling, general and administrative	245,881	198,132
Depreciation of property, plant and equipment	45,568	43,859
Amortization of intangible assets	1,608	2,380

	725,941	654,052

Income from operations	107,989	104,917

Other income (expense)
Equity in losses of affiliates	(525)	(1,716)
Interest income	574	344
Interest expense	(6,519)	(6,861)
Other, net	7,072	742

Income before income taxes	108,591	97,426
Provision for income taxes	42,000	38,000

Net Income	66,591	59,426
Redeemable preferred stock dividends	(491)	(502)

Net income available for common shares	$66,100	$58,924

Basic earnings per common share	$6.89	$6.17

Diluted earnings per share	$6.87	$6.15

Dividends declared per common share	$3.70	$3.50

Basic average number of common shares outstanding	9,589	9,550

Diluted average number of common shares outstanding	9,617	9,582

3.

The Washington Post Company

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Thirteen Weeks Ended
(In thousands)	April 3, 2005	March 28, 2004
Net income	$66,591	$59,426

Other comprehensive income (loss)
Foreign currency translation adjustment	(2,861)	(395)
Change in unrealized gain on available-for-sale securities	(17,034)	25,910
Less: reclassification adjustment for realized gains included in net income	(3,345)	—

	(23,240)	25,515
Income tax (expense) benefit related to other comprehensive income	7,950	(10,135)

	(15,290)	15,380

Comprehensive income	$51,301	$74,806

4.

The Washington Post Company

Condensed Consolidated Balance Sheets

(In thousands)	April 3, 2005	January 2, 2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$140,031	$119,400
Investments in marketable equity securities	132,970	149,303
Accounts receivable, net	349,442	362,862
Inventories	27,043	25,127
Deferred income taxes	31,119	30,871
Income taxes receivable	—	18,375
Other current assets	57,868	48,429

	738,473	754,367
Property, plant and equipment
Buildings	306,818	304,606
Machinery, equipment and fixtures	1,773,395	1,730,997
Leasehold improvements	138,766	133,674

	2,218,979	2,169,277
Less accumulated depreciation	(1,242,316)	(1,197,375)

	976,663	971,902
Land	37,470	37,470
Construction in progress	81,183	80,580

	1,095,316	1,089,952
Investments in marketable equity securities	251,604	260,433
Investments in affiliates	61,085	61,814
Goodwill, net	1,037,855	1,023,140
Indefinite-lived intangible assets, net	493,192	493,192
Amortized intangible assets, net	14,059	7,879
Prepaid pension cost	565,898	556,747
Deferred charges and other assets	57,044	69,117

	$4,314,526	$4,316,641

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$390,907	$443,332
Deferred revenue	220,967	186,593
Dividends declared	18,040	—
Federal and state income taxes payable	15,587	—
Short-term borrowings	8,667	58,236

	654,168	688,161
Postretirement benefits other than pensions	146,841	145,490
Other liabilities	238,666	228,654
Deferred income taxes	397,425	403,698
Long-term debt	422,990	425,889

	1,860,090	1,891,892

Redeemable preferred stock	12,267	12,267

Preferred stock	—	—

Common shareholders’ equity
Common stock	20,000	20,000
Capital in excess of par value	199,029	186,827
Retained earnings	3,659,788	3,629,222
Accumulated other comprehensive income
Cumulative foreign currency translation adjustment	11,012	13,873
Unrealized gain on available-for-sale securities	63,019	75,448
Cost of Class B common stock held in treasury	(1,510,679)	(1,512,888)

	2,442,169	2,412,482

	$4,314,526	$4,316,641

5.

The Washington Post Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Thirteen Weeks Ended
(In thousands)	April 3, 2005	March 28, 2004
Cash flows from operating activities:
Net income	$66,591	$59,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	45,568	43,859
Amortization of intangible assets	1,608	2,380
Net pension credit	(9,151)	(10,044)
Gain on sale of land	(5,404)	—
Gain on disposition of marketable equity securities	(3,345)
Foreign exchange loss (gain)	1,838	(1,501)
Cost method and other investment write-downs	—	677
Equity in losses of affiliates, net of distributions	525	1,716
Provision for deferred income taxes	1,304	4,895
Change in assets and liabilities:
Decrease in accounts receivable, net	13,122	16,985
Increase in inventories	(1,916)	(2,355)
Decrease in accounts payable and accrued liabilities	(65,112)	(11,970)
Increase in deferred revenue	33,083	25,875
Increase in income taxes payable	33,972	27,868
(Increase) decrease in other assets and other liabilities, net	10,016	(11,993)
Other	64	(423)

Net cash provided by operating activities	122,763	145,395

Cash flows from investing activities:
Purchases of property, plant and equipment	(52,075)	(40,617)
Proceeds from the sale of land	23,796	—
Investments in certain businesses	(25,565)	(41,386)
Proceeds from the sale of marketable equity securities	8,124	—
Other	—	79

Net cash used in investing activities	(45,720)	(81,924)

Cash flows from financing activities:
Net repayment of commercial paper	(50,201)	(71,092)
Principal payments on debt	(1,935)	(7,398)
Cash overdraft	13,065	2,564
Dividends paid	(17,984)	(16,951)
Proceeds from exercise of stock options	1,603	8,045

Net cash used in financing activities	(55,452)	(84,832)

Effect of currency exchange rate change	(960)	355

Net increase (decrease) in cash and cash equivalents	20,631	(21,006)
Beginning cash and cash equivalents	119,400	116,561

Ending cash and cash equivalents	$140,031	$95,555

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

Note 1: Acquisitions and Dispositions.

In the first quarter of 2005, the Company acquired Slate, an online magazine and Kaplan acquired two businesses in their higher education division. These acquisitions totaled $26.5 million. Most of the purchase price has been allocated to goodwill and other intangibles on a preliminary basis.

On April 22, 2005, Kaplan acquired BISYS Education Services, a leading provider of licensing education and compliance solutions for financial services institutions and professionals. BISYS is now part of Kaplan Professional.

In the first quarter of 2004, Kaplan acquired three businesses in their higher education and test preparation divisions, totaling $49.8 million.

Note 2: Investments.

Investments in marketable equity securities at April 3, 2005 and January 2, 2005 consist of the following (in thousands):

	April 3, 2005	January 2, 2005
Total cost	$281,133	$285,912
Gross unrealized gains	103,441	123,824

Total fair value	$384,574	$409,736

During the first quarter of 2005, the Company sold marketable equity securities for a pre-tax gain of $3.3 million. There were no sales of marketable equity securities in the first quarter of 2004.

At April 3, 2005 and January 2, 2005, the carrying value of the Company’s cost method investments was $4.9 million and $4.6 million, respectively. The Company recorded charges of $0 and $0.7 million during the first quarter of 2005 and 2004, respectively, to write-down certain of its investments to estimated fair value.

7.

Note 3: Borrowings.

Long-term debt consists of the following (in millions):

	April 3, 2005	January 2, 2005
Commercial paper borrowings	$—	$50.2
5.5 percent unsecured notes due February 15, 2009	399.0	398.9
4.0 percent notes due 2006 (£8.35 million)	15.7	16.1
Other indebtedness	17.0	18.9

Total	431.7	484.1
Less current portion	(8.7)	(58.2)

Total long-term debt	$423.0	$425.9

The Company’s commercial paper borrowings at January 2, 2005 were at an average interest rate of 2.2% and matured through January 2005.

During 2003, notes of £16.7 million were issued to current FTC employees who were former FTC shareholders in connection with the FTC acquisition. In 2004, 50% of the balance on the notes was paid. The remaining balance outstanding of £8.35 million is due for repayment in August 2006.

The Company’s other indebtedness at April 3, 2005 and January 2, 2005 is at interest rates of 4% to 7% and matures from 2005 to 2009.

During the first quarter of 2005 and 2004, the Company had average borrowings outstanding of approximately $457.8 million and $550.8 million, respectively, at average annual interest rates of approximately 5.2% and 4.5%, respectively. During the first quarter of 2005 and 2004, the Company incurred net interest expense on borrowings of $5.9 million and $6.5 million, respectively.

Note 4: Business Segments.

The following table summarizes financial information related to each of the Company’s business segments. The 2005 and 2004 asset information is as of April 3, 2005 and January 2, 2005, respectively.

8.

First Quarter Period

(in thousands)

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
2005
Operating revenues	$233,028	$79,292	$69,851	$126,376	$325,383	$—	$833,930
Income (loss) from operations	$31,396	$32,769	$(5,169)	$23,401	$32,632	$(7,040)	$107,989
Equity in losses of affiliates							(525)
Interest expense, net							(5,945)
Other, net							7,072

Income before income taxes							$108,591

Depreciation expense	$8,789	$2,462	$734	$25,192	$8,391	$—	$45,568
Amortization expense	$119	$—	$—	$204	$1,285	$—	$1,608
Net pension credit (expense)	$(321)	$735	$9,585	$(310)	$(538)	$—	$9,151
Identifiable assets	$694,885	$408,712	$560,438	$1,103,846	$1,049,138	$51,848	$3,868,867

Investments in marketable equity securities							384,574
Investments in affiliates							61,085

Total assets							$4,314,526

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
2004
Operating revenues	$218,825	$76,317	$84,542	$121,014	$258,271	$—	$758,969
Income (loss) from operations	$31,989	$31,275	$6,821	$22,642	$20,637	$(8,447)	$104,917
Equity in losses of affiliates							(1,716)
Interest expense, net							(6,517)
Other, net							742

Income before income taxes							$97,426

Depreciation expense	$9,663	$2,743	$860	$24,254	$6,339	$—	$43,859
Amortization expense	$4	$—	$—	$38	$2,338	$—	$2,380
Net pension credit (expense)	$759	$814	$9,084	$(250)	$(363)	$—	$10,044
Identifiable assets	$688,812	$410,294	$582,489	$1,113,554	$1,035,772	$14,170	$3,845,091
Investments in marketable equity securities							409,736
Investments in affiliates							61,814

Total assets							$4,316,641

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

Education products and services are provided through the Company’s wholly-owned subsidiary Kaplan, Inc. Kaplan’s businesses include supplemental education services, which is made up of Kaplan Test Prep and Admissions, providing test preparation services for college and graduate school entrance exams; Kaplan Professional, providing education and career services to business people and other professionals; and Score!, offering multi-media learning and private tutoring to children and educational resources to parents. Kaplan’s businesses also include higher education services, which includes all of Kaplan’s post-secondary education businesses, including the fixed facility colleges that offer Bachelor’s degrees, Associate’s degrees and diploma programs primarily in the fields of healthcare, business and information technology; and online post-secondary and career programs (various distance-learning businesses).

Corporate office includes the expenses of the Company’s corporate office.

Note 5: Goodwill and Other Intangible Assets.

The Company’s intangible assets with an indefinite life are principally from franchise agreements at its cable division, as the Company expects its cable franchise agreements to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon, and the Company’s cable division historically has obtained renewals and extensions of such agreements for nominal costs and without any material modifications to the agreements. Amortized intangible assets are primarily masthead and non-compete agreements, with amortization periods up to ten years.

The Company’s goodwill and other intangible assets as of April 3, 2005 and January 2, 2005 were as follows (in thousands):

	Gross	Accumulated Amortization	Net
2005
Goodwill	$1,336,257	$298,402	$1,037,855
Indefinite-lived intangible assets	656,998	163,806	493,192
Amortized intangible assets	27,809	13,750	14,059

	$2,021,064	$475,958	$1,545,106

2004
Goodwill	$1,321,542	$298,402	$1,023,140
Indefinite-lived intangible assets	656,998	163,806	493,192
Amortized intangible assets	20,021	12,142	7,879

	$1,998,561	$474,350	$1,542,211

10.

Activity related to the Company’s goodwill and other intangible assets during the three months ended April 3, 2005 was as follows (in thousands):

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Goodwill, net
Beginning of year	$72,770	$203,165	$69,556	$85,666	$591,983	$1,023,140
Acquisitions	7,878	—	—	—	11,161	19,039
Foreign currency exchange rate changes	—	—	—	—	(4,324)	(4,324)

Balance at April 3, 2005	$80,648	$203,165	$69,556	$85,666	$598,820	$1,037,855

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Indefinite-Lived Intangible Assets, net
Beginning of year	—	—	—	$486,330	$6,862	$493,192
Acquisitions	—	—	—	—	—	—

Balance at April 3, 2005	—	—	—	$486,330	$6,862	$493,192

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Amortized intangible assets, net
Beginning of year	$118	—	—	$2,474	$5,287	$7,879
Acquisitions	7,677	—	—		200	7,877
Foreign currency exchange rate changes					(89)	(89)
Amortization	(119)	—	—	(204)	(1,285)	(1,608)

Balance at April 3, 2005	$7,676	—	—	$2,270	$4,113	$14,059

Activity related to the Company’s goodwill and other intangible assets during the three months ended March 28, 2004 was as follows (in thousands):

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Goodwill, net
Beginning of year	$71,277	$203,165	$69,556	$85,666	$536,030	$965,694
Acquisitions	—	—	—	—	43,886	43,886
Foreign currency exchange rate changes	—	—	—	—	2,299	2,299

Balance at March 28, 2004	$71,277	$203,165	$69,556	$85,666	$582,215	$1,011,879

11.

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Indefinite-Lived Intangible Assets, net
Beginning of year	—	—	—	$484,556	$2,100	$486,656
Acquisitions	—	—	—	700	—	700

Balance at March 28, 2004	—	—	—	$485,256	$2,100	$487,356

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Amortized intangible assets, net
Beginning of year	$30	—	—	$1,081	$4,115	$5,226
Acquisitions	—	—	—		2,054	2,054
Amortization	(4)	—	—	(38)	(2,338)	(2,380)

Balance at March 28, 2004	$26	—	—	$1,043	$3,831	$4,900

Note 6: Stock Options

Effective the first day of the Company’s 2002 fiscal year, the Company adopted the fair-value-based method of accounting for Company stock options as outlined in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). This change in accounting method was applied prospectively to all awards granted from the beginning of the Company’s fiscal year 2002 and thereafter. Stock options awarded prior to fiscal 2002 are accounted for under the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table presents what the Company’s results would have been had the fair values of options granted after 1995, but prior to 2002, been recognized as compensation expense in the first quarter of 2005 and 2004 (in thousands except per share amounts).

	2005	2004
Net income available for common shares, as reported	$66,100	$58,924
Add: Company stock option compensation expense included in net income, net of related tax effects	172	130
Deduct: Total Company stock option compensation expense determined under the fair value based method for all awards, net of related tax effects	(256)	(733)

Pro forma net income available for common shares	$66,016	$58,321

Basic earnings per share, as reported	$6.89	$6.17

Pro forma basic earnings per share	$6.88	$6.11

Diluted earnings per share, as reported	$6.87	$6.15

Pro forma diluted earnings per share	$6.86	$6.09

The Company also maintains a stock option plan at its Kaplan subsidiary that provides for the issuance of Kaplan stock options to certain members of Kaplan’s management. Under the provisions of the plan, options are issued with an exercise price equal to the estimated fair value of Kaplan’s common stock and options vest ratably over the number of years specified (generally four to five years) at the time of grant. Upon exercise, an option holder receives cash equal to the difference between the exercise price and the then fair value. The fair value of Kaplan’s common stock is determined by the Company’s compensation committee of the Board of Directors and in January 2005, the committee set the fair value price at $2,080 per share. Also in January 2005, 15,353 Kaplan stock options were exercised, and 10,582 Kaplan stock options were awarded at an option price of $2,080. At March 31, 2005, there are 63,229 Kaplan stock options outstanding. For the first quarter of 2005 and 2004, the Company recorded expense of $7.0 and $9.8 million, respectively, related to this plan.

12.

Note 7: Antidilutive Securities

The first quarter 2005 diluted earnings per share amounts exclude the effects of 4,000 stock options outstanding as their inclusion would be antidilutive. There were no antidilutive stock options outstanding during the first quarter of 2004.

Note 8: Pension and Postretirement Plans

The total (income) cost arising from the Company’s defined benefit pension and postretirement plans for the quarters ended April 3, 2005 and March 28, 2004 consists of the following components (in thousands):

	Pension Plans		Postretirement Plans
	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004
Service cost	$6,907	$5,650	$1,506	$1,231
Interest cost	9,933	9,051	1,859	1,873
Expected return on assets	(26,067)	(23,765)	—	—
Amortization of transition asset	(26)	(252)	—	—
Amortization of prior service cost	1,128	1,181	(147)	(146)
Recognized actuarial gain	(1,026)	(1,909)	(265)	(413)

Total (benefit) cost for the quarter	$(9,151)	$(10,044)	$2,953	$2,545

The expected rate of return on plan assets is 7.5% in 2005. At January 2, 2005, the Company reduced its assumption on the discount rate from 6.25% to 5.75% for both its pension plans and postretirement plans. During the first quarter of 2005, the Company changed from the 1983 Group Annuity Mortality Table to the 1994 Group Annuity Mortality Table, for its pension plans. These assumption changes are estimated to cause an approximate $7 million reduction in the 2005 pension credit. Overall, the pension credit for 2005 is expected to be down by approximately $5 million compared to 2004.

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

Note 9 – Other Non-Operating Income (Expense)

The Company recorded other non-operating income, net, of $7.1 million for the first quarter of 2005, compared to $0.7 million for the first quarter of 2004. The 2005 non-operating income is comprised of pre-tax gains of $8.7 million related to the sales of non-operating land and marketable securities.

13.

A summary of non-operating income (expense) for the thirteen weeks ended April 3, 2005 and March 28, 2004, follows (in millions):

	2005	2004
Gain on sale of non-operating property	$5.4	$—
Gain on sale of marketable equity securities	3.3	—
Foreign currency (losses) gains, net	(1.8)	1.5
Impairment write-downs on cost method and other investments	—	(0.7)
Other gains (losses), net	0.2	(0.1)

Total	$7.1	$0.7

Note 10 – Contingencies

On April 29, 2005, Kaplan was named as a party in a class action antitrust lawsuit in California. The Company intends to defend this lawsuit vigorously.

Note 11 – Recent Accounting Pronouncements

In December 2004, Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Shared Based Payment” was issued, which requires companies to record the cost of employee services in exchange for stock options based on the grant-date fair value of the award. Because the Company adopted the fair-value-based method of accounting for Company stock options in 2002, SFAS 123R will have a minimal impact on the Company’s results of operations when adopted in the first quarter of 2006.

EITF Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill,” requires companies that have applied the residual method to value intangible assets to perform an impairment test on those intangible assets using the direct method by the end of the first quarter of 2005. As a result, the Company was required to complete such an impairment test at its cable division in the first quarter of 2005, and the Company has concluded that no impairment charge was required.

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

Results of Operations

Net income for the first quarter of 2005 was $66.6 million ($6.87 per share), up from net income of $59.4 million ($6.15 per share) in the first quarter of last year.

Results for the first quarter of 2005 include after-tax non-operating gains from the sales of non-operating land and marketable securities (after-tax impact of $5.4 million, or $0.56 per share).

Revenue for the first quarter of 2005 was $833.9 million, up 10% from $759.0 million in 2004. The increase is the result of strong revenue growth at the education division, along with increased revenues at the Company’s newspaper publishing, cable television and television broadcasting divisions. These increases were offset by a decline in operating revenues at the Company’s magazine division due to a reduction in ad pages at the domestic and international editions of Newsweek and the timing of the magazine division’s primary trade show, which was held in the second quarter of 2005 but in the first quarter last year.

Operating income for the quarter increased 3% to $108.0 million, from $104.9 million in 2004. The Company benefited from an increase in earnings at the education division, offset by a decline in magazine division results due to the revenue reductions discussed above.

The Company’s operating income for the first quarter of 2005 includes $9.2 million of net pension credits, compared to $10.0 million in the first quarter of 2004. At January 2, 2005, the Company reduced its assumption on the discount rate from 6.25% to 5.75% and, during the first quarter of 2005, the Company changed from the 1983 Group Annuity Mortality Table to the 1994 Group Annuity Mortality Table. Overall, the pension credit for 2005 is expected to be down by approximately $5 million compared to 2004.

15.

Newspaper Publishing Division. Newspaper publishing division revenue totaled $233.0 million for the first quarter of 2005, a 6% increase from revenue of $218.8 million for the first quarter of 2004. Division operating income was down 2% to $31.4 million, from $32.0 million in 2004. The decline in operating income reflects an 11% increase in newsprint expense at The Post and increased pension expense; in addition, operating results for 2005 include small losses from two recent acquisitions, Slate and El Tiempo Latino, and costs associated with Spaces, a start-up real estate publication. This was offset by increased division revenues and improved results at the Company’s online publishing activities, primarily washingtonpost.com.

Print advertising revenue at The Washington Post newspaper increased 2% to $145.7 million, from $142.1 million in 2004. This growth was driven by advertising revenue increases in zones and classified, offset by a decline in preprints. Classified recruitment advertising revenue was up 10% to $21.7 million, from $19.6 million in the first quarter of 2004.

For the first quarter of 2005, Post daily and Sunday circulation declined 3.8% and 3.1%, respectively, compared to the first quarter of 2004. For the three months ended April 3, 2005, average daily circulation at The Post totaled 704,700 and average Sunday circulation totaled 993,000.

Revenue generated by the Company’s online publishing activities, primarily washingtonpost.com, increased 27% to $17.0 million for the first quarter of 2005, versus $13.4 million for 2004. The increase is largely due to growth in local and national online advertising revenues of 32%, as well as a 24% increase in online classified advertising revenue on washingtonpost.com.

Television Broadcasting Division. Revenue for the broadcast division rose 4% in the first quarter of 2005 to $79.3 million, from $76.3 million in 2004. The increase is due to strong revenue growth at the Company’s independent station, WJXT in Jacksonville, Florida, along with increases at all but one of the Company’s other television stations, offset by a decline in political advertising from the first quarter of 2004. Operating income for the first quarter of 2005 increased 5% to $32.8 million, from $31.3 million in 2004, due to higher advertising revenues.

Magazine Publishing Division. Revenue for the magazine publishing division totaled $69.9 million for the first quarter of 2005, a 17% decline from $84.5 million for the first quarter of 2004. The division had an operating loss of $5.2 million in the first quarter of 2005, compared to operating income of $6.8 million in the first quarter of 2004. The decline in revenue and operating results is due to the combination of a 22% advertising revenue reduction at Newsweek from lower ad pages at both the domestic and international editions and lower revenue at PostNewsweek Tech Media, whose primary trade show took place in the second quarter of 2005, versus the first quarter in 2004.

Cable Television Division. Cable division revenue of $126.4 million for the first quarter of 2005 represents a 4% increase over 2004 first quarter revenue of $121.0 million. The 2005 revenue increase is due to continued growth in the division’s cable modem revenues and a $2 monthly rate increase for basic cable service, effective March 1, 2004 at most of the cable division’s systems. The Company does not plan to implement an overall basic rate increase in 2005.

Cable division operating income increased 3% to $23.4 million in the first quarter of 2005, versus $22.6 million in the first quarter of 2004. The increase in operating income is due mostly to the division’s revenue growth, offset by higher depreciation and programming expenses and increases in internet and customer service costs.

16.

At March 31, 2005, the cable division had approximately 220,400 digital cable subscribers (compared to 229,600 at the end of March 2004 and 219,200 at the end of 2004), representing a 31% penetration of the subscriber base. At March 31, 2005, the cable division had 197,400 CableONE.net service subscribers, compared to 147,300 at the end of March 2004. Both digital and cable modem services are now offered in virtually all of the cable division’s markets. At March 31, 2005, the cable division had 710,400 basic subscribers, compared to 724,700 at the end of March 2004 and 709,100 at the end of December 2004. The decrease is due to small losses associated with the basic rate increase discussed above, along with continued competition from DBS providers.

At March 31, 2005, Revenue Generating Units (the sum of basic video, digital video and cable modem subscribers) totaled 1,128,100, compared to 1,101,700 as of March 31, 2004. The increase is due to growth in high-speed data customers. RGUs include about 7,000 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by the various franchise agreements.

Below are details of Cable division capital expenditures for the first quarter of 2005 and 2004, in the NCTA Standard Reporting Categories (in millions):

	2005	2004
Customer Premise Equipment	$5.3	$10.5
Commercial	—	—
Scaleable Infrastructure	0.8	2.9
Line Extensions	2.3	3.8
Upgrade/Rebuild	2.7	3.8
Support Capital	5.2	4.1

Total	$16.3	$25.1

Education Division. Education division revenue totaled $325.4 million for the first quarter of 2005, a 26% increase over revenue of $258.3 million for the first quarter of 2004. Kaplan reported first quarter 2005 operating income of $32.6 million, an increase of 58% from $20.6 million in the first quarter of 2004. Excluding revenue from acquired businesses, primarily in the higher education division and the professional training schools that are part of supplemental education, education division revenue increased 23% for the first quarter of 2005. A summary of first quarter operating results is as follows:

	First Quarter
(in thousands)	2005	2004	% Change
Revenue
Supplemental education	$156,464	$135,600	15
Higher education	168,919	122,671	38

	$325,383	$258,271	26

Operating income (loss)
Supplemental education	$24,365	$20,592	18
Higher education	28,288	20,172	40
Kaplan corporate overhead	(11,786)	(7,977)	(48)
Other*	(8,235)	(12,150)	32

	$32,632	$20,637	58

*	Other includes charges accrued for stock-based incentive compensation and amortization of certain intangibles.

Supplemental education includes Kaplan’s test preparation, professional training and Score! businesses. The improvement in supplemental education results for the first quarter of 2005 is to due to enrollment growth at Kaplan’s test preparation business (particularly the K12 business), the professional real estate courses and The Financial Training Company (FTC). Revenues at Score! were flat compared to the first quarter of 2004.

17.

Higher education includes all of Kaplan’s post-secondary education businesses, including fixed-facility colleges as well as online post-secondary and career programs (various distance-learning businesses). Excluding revenue from acquired businesses, higher education revenues grew by 33% in the first quarter of 2005. Higher education results are showing significant growth due to student enrollment increases.

Corporate overhead represents unallocated expenses of Kaplan, Inc.’s corporate office, which rose in the first quarter of 2005 primarily due to increased compensation costs associated with various incentive plans, including one that replaced the Kaplan stock option plan for certain employees.

Other expense comprises charges for stock-based incentive compensation arising from a stock option plan established for certain members of Kaplan’s management, and amortization of certain intangibles. Under the stock-based incentive plan, the amount of compensation expense varies directly with the estimated fair value of Kaplan’s common stock and the number of options outstanding. The Company recorded expense of $7.0 million and $9.8 million for the first quarter of 2005 and 2004, respectively, related to this plan.

Equity in Losses of Affiliates. The Company’s equity in losses of affiliates for the first quarter of 2005 was $0.5 million, compared to losses of $1.7 million for the first quarter of 2004. The Company’s affiliate investments consist of a 49% interest in BrassRing LLC and a 49% interest in Bowater Mersey Paper Company Limited. The reduction in first quarter 2005 affiliate losses is attributable to improved operating results at both BrassRing and Bowater.

Other Non-Operating Income. The Company recorded other non-operating income, net, of $7.1 million for the first quarter of 2005, compared to $0.7 million for the first quarter of 2004. The 2005 non-operating income is comprised of pre-tax gains of $8.7 million related to the sales of non-operating land and marketable securities.

A summary of non-operating income (expense) for the thirteen weeks ended April 3, 2005 and March 28, 2004, follows (in millions):

	2005	2004
Gain on sale of non-operating property	$5.4	$—
Gain on sale of marketable equity securities	3.3	—
Foreign currency (losses) gains, net	(1.8)	1.5
Impairment write-downs on cost method and other investments	—	(0.7)
Other gains (losses), net	0.2	(0.1)

Total	$7.1	$0.7

Net Interest Expense. The Company incurred net interest expense of $5.9 million for the first quarter of 2005, compared to $6.5 million for the same period of the prior year. The reduction is due to lower average borrowings in the first quarter of 2005 versus the same period of the prior year. At April 3, 2005, the Company had $431.7 million in borrowings outstanding, at an average interest rate of 5.5%.

Provision for Income Taxes. The effective tax rate for the first quarter of 2005 was 38.7%, compared to 39.0% for the same period of 2004.

18.

Earnings Per Share. The calculation of diluted earnings per share for the first quarter of 2005 was based on 9,617,000 weighted average shares outstanding, compared to 9,582,000 for the first quarter of 2004. The Company made no repurchases of its stock during the first quarter of 2005.

Financial Condition: Capital Resources and Liquidity

Acquisitions. In the first quarter of 2005, the Company acquired Slate, an online magazine and Kaplan acquired two businesses in their higher education division. These acquisitions totaled $26.5 million. Most of the purchase price has been allocated to goodwill and other intangibles on a preliminary basis.

On April 22, 2005, Kaplan acquired BISYS Education Services, a leading provider of licensing education and compliance solutions for financial services institutions and professionals. BISYS is now part of Kaplan Professional.

In the first quarter of 2004, Kaplan acquired three businesses in their higher education and test preparation divisions, totaling $49.8 million.

Capital expenditures. During the first quarter of 2005, the Company’s capital expenditures totaled $52.1 million. The Company estimates that its capital expenditures will be in the range of $225 million to $250 million in 2005.

Liquidity. During the first quarter of 2005, the Company paid off its commercial paper borrowings. At April 3, 2005, the Company had $27.6 million in short-term debt investments which are included in cash and cash equivalents. The improvement is primarily due to cash flows from operations, offset in part by borrowings for acquisitions.

At April 3, 2005, the Company had $431.7 million in total debt outstanding, which was comprised of $399.0 million of 5.5 percent unsecured notes due February 15, 2009, and $32.7 million in other debt.

During the first quarter of 2005 and 2004, the Company had average borrowings outstanding of approximately $457.8 million and $550.8 million, respectively, at average annual interest rates of approximately 5.2% and 4.5%, respectively. During the first quarter of 2005 and 2004, the Company incurred net interest expense on borrowings of $5.9 million and $6.5 million, respectively.

At April 3, 2005 and January 2, 2005, the Company had working capital of $84.3 million and $66.2 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.

The Company expects to fund its estimated capital needs primarily through internally generated funds and, to a lesser extent, commercial paper borrowings. In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2005.

As noted above, the Company’s borrowings have declined by $52.4 million, to $431.7 million, as compared to borrowings of $484.1 million at January 2, 2005. There were no other significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended January 2, 2005.

19.

Forward-Looking Statements

This report contains certain forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to various risks and uncertainties that could cause actual results or events to differ materially from those anticipated in such statements. For more information about these forward-looking statements and related risks, please refer to the section titled “Forward-Looking Statements” in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of April 3, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting

Except as otherwise discussed below, there has been no change in the Company’s internal control over financial reporting during the quarter ended April 3, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the first quarter of 2005, The Company implemented a new system for advertising traffic, sales and billing at four of its six television stations.

20.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	The following documents are filed as exhibits to this report:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.3	By-Laws of the Company as amended and restated through September 22, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.1	Form of the Company’s 5.50% Notes due February 15, 2009, issued under the Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.2	Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.3	First Supplemental Indenture dated as of September 22, 2003, among WP Company LLC, the Company and Bank One, NA, as successor to The First National Bank of Chicago, as trustee, to the Indenture dated as of February 17, 1999, between The Washington Post Company and The First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.4	364-Day Credit Agreement dated as of August 11, 2004, among the Company, Citibank, N.A., JP Morgan Chase Bank, Wachovia Bank, N.A., SunTrust Bank, The Bank of New York and Riggs Bank, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004).

4.5	5-Year Credit Agreement dated as of August 14, 2002, among the Company, Citibank, N.A., Wachovia Bank, N.A., SunTrust Bank, Bank One, N.A., JPMorgan Chase Bank, The Bank of New York and Riggs Bank, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002).

4.6	Consent and Amendment No. 1 dated as of August 13, 2003, to the 5-Year Credit Agreement dated as of August 14, 2002, among the Company, Citibank, N.A. and the other lenders that are parties to such Credit Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 22, 2003).

11	Calculation of earnings per share of common stock.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

21.

(b)	The following report on Form 8-K was filed during the quarter for which this report is filed:

Current Report on Form 8-K dated January 20, 2005, reporting under Item 1 amendments relating to The Washington Post Company Incentive Compensation Plan

Current Report on Form 8-K dated January February 25, 2005, reporting under Item 2 the Company’s fourth quarter earnings and including as an exhibit the Company’s press release dated February 25, 2005.

Current Report on Form 8-K dated February 28, 2005, reporting under Item 1 amendments to The Washington Post Company Deferred Compensation Plan

22.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY
(Registrant)

Date: May 6, 2005	/s/ Donald E. Graham
Donald E. Graham,
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2005	/s/ John B. Morse, Jr.
John B. Morse, Jr.,
Vice President-Finance
(Principal Financial Officer)

23.