Form 10-Q
period 2005-07-03
WASHINGTON POST CO
filed 2005-08-10
CIK 104889

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended July 3, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Shares outstanding at August 1, 2005:

Class A Common Stock	1,722,250 Shares
Class B Common Stock	7,872,462 Shares

THE WASHINGTON POST COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Washington Post Company

Condensed Consolidated Statements of Income (Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(In thousands, except per share amounts)	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Operating revenues
Advertising	$336,563	$338,060	$642,113	$637,187
Circulation and subscriber	191,622	185,728	377,845	365,987
Education	345,780	276,696	671,163	534,967
Other	23,612	17,907	40,386	39,219

	897,577	818,391	1,731,507	1,577,360

Operating costs and expenses
Operating	472,981	420,407	925,433	830,089
Selling, general and administrative	237,531	203,334	463,844	401,465
Depreciation of property, plant and equipment	47,905	44,769	93,473	88,628
Amortization of intangible assets	1,465	3,881	3,073	6,261

	759,882	672,391	1,485,823	1,326,443

Income from operations	137,695	146,000	245,684	250,917

Other income (expense)
Equity in earnings (losses) of affiliates	342	(353)	(183)	(2,069)
Interest income	576	458	1,150	802
Interest expense	(6,436)	(6,830)	(12,955)	(13,691)
Other, net	(3,622)	(71)	3,450	671

Income before income taxes	128,555	139,204	237,146	236,630
Provision for income taxes	49,800	54,300	91,800	92,300

Net Income	78,755	84,904	145,346	144,330
Redeemable preferred stock dividends	(245)	(245)	(736)	(747)

Net income available for common shares	$78,510	$84,659	$144,610	$143,583

Basic earnings per share	$8.18	$8.85	$15.08	$15.02

Diluted earnings per share	$8.16	$8.82	$15.04	$14.98

Dividends declared per common share	$1.85	$1.75	$5.55	$5.25

Basic average number of common shares outstanding	9,594	9,563	9,591	9,557

Diluted average number of common shares outstanding	9,618	9,596	9,617	9,588

The Washington Post Company

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(In thousands)	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Net income	$78,755	$84,904	$145,346	$144,330

Other comprehensive income (loss)
Foreign currency translation adjustment	(5,751)	(1,708)	(8,612)	(2,103)
Change in unrealized gain on available-for-sale securities	(10,831)	(7,333)	(27,865)	18,577
Less: reclassification adjustment for realized gains included in net income	—	—	(3,345)	—

	(16,582)	(9,041)	(39,822)	16,474
Income tax benefit (expense) related to other comprehensive income	4,224	2,856	12,174	(7,278)

	(12,358)	(6,185)	(27,648)	9,196

Comprehensive income	$66,397	$78,719	$117,698	$153,526

The Washington Post Company

Condensed Consolidated Balance Sheets

	July 3, 2005	January 2, 2005
(In thousands)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$105,724	$119,400
Investments in marketable equity securities	125,499	149,303
Accounts receivable, net	363,198	362,862
Inventories	29,041	25,127
Deferred income taxes	31,366	30,871
Income taxes receivable	4,262	18,375
Other current assets	55,575	48,429

	714,665	754,367
Property, plant and equipment
Buildings	314,057	304,606
Machinery, equipment and fixtures	1,796,470	1,730,997
Leasehold improvements	149,765	133,674

	2,260,292	2,169,277
Less accumulated depreciation	(1,291,425)	(1,197,375)

	968,867	971,902
Land	42,190	37,470
Construction in progress	86,587	80,580

	1,097,644	1,089,952
Investments in marketable equity securities	248,243	260,433
Investments in affiliates	65,530	61,814
Goodwill, net	1,088,615	1,023,140
Indefinite-lived intangible assets, net	493,192	493,192
Amortized intangible assets, net	19,362	7,879
Prepaid pension cost	575,080	556,747
Deferred charges and other assets	67,987	69,117

	$4,370,318	$4,316,641

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$403,896	$443,332
Deferred revenue	214,314	186,593
Dividends declared	18,010	—
Short-term borrowings	23,590	58,236

	659,810	688,161
Postretirement benefits other than pensions	148,689	145,490
Other liabilities	244,495	228,654
Deferred income taxes	389,798	403,698
Long-term debt	422,411	425,889

	1,865,203	1,891,892

Redeemable preferred stock	12,267	12,267

Preferred stock	—	—

Common shareholders’ equity
Common stock	20,000	20,000
Capital in excess of par value	200,774	186,827
Retained earnings	3,720,582	3,629,222
Accumulated other comprehensive income
Cumulative foreign currency translation adjustment	5,261	13,873
Unrealized gain on available-for-sale securities	56,412	75,448
Cost of Class B common stock held in treasury	(1,510,181)	(1,512,888)

	2,492,848	2,412,482

	$4,370,318	$4,316,641

The Washington Post Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Twenty-six Weeks Ended
(In thousands)	July 3, 2005	June 27, 2004
Cash flows from operating activities:
Net income	$145,346	$144,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	93,473	88,628
Amortization of goodwill and other intangibles	3,073	6,261
Net pension credit	(18,302)	(20,087)
Early retirement program expense	—	132
Gain on sale of land	(5,404)	—
Gain on disposition of marketable equity securities	(3,345)	—
Foreign exchange loss (gain)	4,619	(917)
Cost method and other investment write-downs	591	677
Equity in losses of affiliates, net of distributions	183	2,069
Provision for deferred income taxes	2,561	10,689
Change in assets and liabilities:
Decrease (increase) in accounts receivable, net	9,020	(6,756)
Increase in inventories	(3,914)	(1,484)
(Decrease) increase in accounts payable and accrued liabilities	(61,067)	22,621
Increase in deferred revenue	14,720	17,064
Increase in income taxes payable	14,161	9,689
Decrease (increase) in other assets and other liabilities, net	22,330	(16,754)
Other	(41)	(665)

Net cash provided by operating activities	218,004	255,497

Cash flows from investing activities:
Purchases of property, plant and equipment	(96,828)	(92,487)
Investments in certain businesses	(109,886)	(48,279)
Proceeds from the sale of land	24,614	—
Proceeds from the sale of marketable equity securities	8,124	—
Investments in affiliates	(4,981)	—
Other	—	896

Net cash used in investing activities	(178,957)	(139,870)

Cash flows from financing activities:
Net repayment of commercial paper	(34,406)	(126,936)
Principal payments on debt	(2,833)	(8,305)
Cash overdraft	19,226	1,883
Dividends paid	(35,976)	(33,932)
Proceeds from exercise of stock options	3,675	10,820

Net cash used in financing activities	(50,314)	(156,470)

Effect of currency exchange rate change	(2,409)	(146)

Net decrease in cash and cash equivalents	(13,676)	(40,989)

Beginning cash and cash equivalents	119,400	116,561

Ending cash and cash equivalents	$105,724	$75,572

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

Certain amounts in previously issued financial statements have been reclassified to conform with the 2005 presentation.

Note 1: Acquisitions.

In the second quarter of 2005, Kaplan acquired five businesses in their higher education and professional divisions totaling $83.1 million, financed with cash. These acquisitions included BISYS Education Services, a provider of licensing education and compliance solutions for financial services institutions and professionals as well as Asia Pacific Management Institute, a private education provider for undergraduate and postgraduate students in Asia. In the first quarter of 2005, the Company acquired Slate, an online magazine and Kaplan acquired two businesses in their higher education division; these acquisitions totaled $26.5 million. Most of the purchase price for these acquisitions has been allocated to goodwill and other intangibles on a preliminary basis.

In the second quarter of 2004, Kaplan acquired two businesses in their higher education and professional divisions totaling $4.5 million. In addition, the cable division completed two small transactions for $1.8 million. In May 2004, the Company acquired El Tiempo Latino, a leading Spanish-language weekly newspaper in the greater Washington area. In the first quarter of 2004, Kaplan acquired three businesses in their higher education and test preparation divisions, totaling $49.8 million.

Note 2: Investments.

Investments in marketable equity securities at July 3, 2005 and January 2, 2005 consist of the following (in thousands):

	July 3, 2005	January 2, 2005
Total cost	$281,133	$285,912
Gross unrealized gains	92,609	123,824

Total fair value	$373,742	$409,736

There were no sales of marketable equity securities in the second quarter of 2005. During the first quarter of 2005, the Company sold marketable equity securities for a pre-tax gain of $3.3 million. There were no sales of marketable equity securities in the first six months of 2004.

At July 3, 2005 and January 2, 2005, the carrying value of the Company’s cost method investments was $12.2 million and $4.6 million, respectively. The Company invested $7.8 million during the second quarter and first six months of 2005, in companies constituting cost method investments; for the same periods of 2004, the Company invested $0 and $0.2 million, respectively.

The Company recorded charges of $0.6 million during the second quarter and first six months of 2005, to write-down certain of its investments to estimated fair value; for the same periods of 2004, the Company recorded charges of $0 and $0.7 million, respectively.

Note 3: Borrowings.

Long-term debt consists of the following (in millions):

	July 3, 2005	January 2, 2005
Commercial paper borrowings	$15.8	$50.2
5.5 percent unsecured notes due February 15, 2009	399.1	398.9
4.0 percent notes due 2006 (£8.35 million)	15.1	16.1
Other indebtedness	16.0	18.9

Total	446.0	484.1
Less current portion	(23.6)	(58.2)

Total long-term debt	$422.4	$425.9

The Company’s commercial paper borrowings at July 3, 2005 were at an average interest rate of 3.3% and mature through July 2005; the Company’s commercial paper borrowings at January 3, 2005 were at an average interest rate of 2.2% and matured through January 2005.

During 2003, notes of £16.7 million were issued to current FTC employees who were former FTC shareholders in connection with the FTC acquisition. In 2004, 50% of the balance on the notes was paid. The remaining balance outstanding of £8.35 million is due for repayment in August 2006.

The Company’s other indebtedness at July 3, 2005 and January 2, 2005 is at interest rates of 6% to 7% and matures from 2005 to 2009.

During the second quarter of 2005 and 2004, the Company had average borrowings outstanding of approximately $447.3 million and $529.9 million, respectively, at average annual interest rates of approximately 5.4% and 4.8%, respectively. During the second quarter of 2005 and 2004, the Company incurred net interest expense on borrowings of $5.9 million and $6.4 million, respectively.

During the first six months of 2005 and 2004, the Company had average borrowings outstanding of approximately $448.2 million and $553.3 million, respectively, at average annual interest rates of approximately 5.4% and 4.5%, respectively. During the first six months of 2005 and 2004, the Company incurred net interest expense on borrowings of $11.8 million and $12.9 million, respectively.

Note 4: Business Segments.

The following table summarizes financial information related to each of the Company’s business segments. The 2005 and 2004 asset information is as of July 3, 2005 and January 2, 2005, respectively.

Second Quarter Period

(in thousands)

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
2005
Operating revenues	$236,336	$88,396	$97,949	$129,116	$345,780	$—	$897,577
Income (loss) from operations	$27,000	$41,093	$20,000	$23,593	$34,122	$(8,113)	$137,695
Equity in earnings of affiliates							342
Interest expense, net							(5,860)
Other, net							(3,622)

Income before income taxes							$128,555

Depreciation expense	$9,343	$2,537	$713	$25,232	$9,398	$682	$47,905
Amortization expense	$416	$—	$—	$205	$844	$—	$1,465
Net pension credit (expense)	$(344)	$735	$9,585	$(310)	$(515)	$—	$(9,151)
Identifiable assets	$704,570	$415,579	$575,501	$1,101,402	$1,123,351	$10,643	$3,931,046
Investments in marketable equity securities							373,742
Investments in affiliates							65,530

Total assets							$4,370,318

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
2004
Operating revenues	$233,979	$90,243	$91,047	$126,426	$276,696	$—	$818,391
Income (loss) from operations	$37,678	$43,706	$17,633	$25,197	$29,443	$(7,657)	$146,000
Equity in losses of affiliates							(353)
Interest expense, net							(6,372)
Other, net							(71)

Income before income taxes							$139,204

Depreciation expense	$9,358	$2,808	$818	$24,923	$6,862	$—	$44,769
Amortization expense	$4	$—	$—	$35	$3,842	$—	$3,881
Net pension credit (expense)	$627	$814	$9,084	$(250)	$(363)	$—	$9,912
Identifiable assets	$688,812	$410,294	$582,489	$1,113,554	$1,035,772	$14,170	$3,845,091
Investments in marketable equity securities							409,736
Investments in affiliates							61,814

Total assets							$4,316,641

Six Month Period

(in thousands)

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
2005
Operating revenues	$469,364	$167,688	$167,800	$255,492	$671,163	$—	$1,731,507
Income (loss) from operations	$58,395	$73,862	$14,831	$46,995	$66,754	$(15,153)	$245,684
Equity in losses of affiliates							(183)
Interest expense, net							(11,805)
Other, net							3,450

Income before income taxes							$237,146

Depreciation expense	$18,132	$4,999	$1,447	$50,424	$17,789	$682	$93,473
Amortization expense	$535	$—	$—	$409	$2,129	$—	$3,073
Net pension credit (expense)	$(664)	$1,469	$19,171	$(620)	$(1,054)	$—	$(18,302)

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
2004
Operating revenues	$452,804	$166,560	$175,589	$247,440	$534,967	$—	$1,577,360
Income (loss) from operations	$69,667	$74,981	$24,454	$47,839	$50,080	$(16,104)	$250,917
Equity in losses of affiliates							(2,069)
Interest expense, net							(12,889)
Other, net							671

Income before income taxes							$236,630

Depreciation expense	$19,021	$5,551	$1,678	$49,177	$13,201	$—	$88,628
Amortization expense	$8	$—	$—	$73	$6,180	$—	$6,261
Net pension credit (expense)	$1,385	$1,628	$18,168	$(500)	$(726)	$—	$19,955

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

Education products and services are provided through the Company’s wholly-owned subsidiary Kaplan, Inc. Kaplan’s businesses include supplemental education services, which is made up of Kaplan Test Prep and Admissions, providing test preparation services for college and graduate school entrance exams; Kaplan Professional, providing education and career services to business people and other professionals; and Score!, offering multi-media learning and private tutoring to children and educational resources to parents. Kaplan’s businesses also include higher education services, which includes all of Kaplan’s post-secondary education businesses, including fixed facility colleges that offer Bachelor’s degrees, Associate’s degrees and diploma programs primarily in the fields of healthcare, business and information technology; and online post-secondary and career programs (various distance-learning businesses).

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

The Company’s goodwill and other intangible assets as of July 3, 2005 and January 2, 2005 were as follows (in thousands):

	Gross	Accumulated Amortization	Net
2005
Goodwill	$1,387,017	$298,402	$1,088,615
Indefinite-lived intangible assets	656,998	163,806	493,192
Amortized intangible assets	34,577	15,215	19,362

	$2,078,592	$477,423	$1,601,169

2004
Goodwill	$1,321,542	$298,402	$1,023,140
Indefinite-lived intangible assets	656,998	163,806	493,192
Amortized intangible assets	20,021	12,142	7,879

	$1,998,561	$474,350	$1,542,211

Activity related to the Company’s goodwill and other intangible assets during the six months ended July 3, 2005 was as follows (in thousands):

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Goodwill, net
Beginning of year	$72,770	$203,165	$69,556	$85,666	$591,983	$1,023,140
Acquisitions	7,881	—	—	—	68,813	76,694
Foreign currency exchange rate changes	—	—	—	—	(11,219)	(11,219)

Balance at July 3, 2005	$80,651	$203,165	$69,556	$85,666	$649,577	$1,088,615

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Indefinite-Lived Intangible Assets, net
Beginning of year	—	—	—	$486,330	$6,862	$493,192
Acquisitions	—	—	—	—	—	—

Balance at July 3, 2005	—	—	—	$486,330	$6,862	$493,192

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Amortized intangible assets, net
Beginning of year	$118	—	—	$2,474	$5,287	$7,879
Acquisitions	7,677	—	—	—	7,049	14,726
Foreign currency exchange rate changes	—	—	—	—	(170)	(170)
Amortization	(535)	—	—	(409)	(2,129)	(3,073)

Balance at July 3, 2005	$7,260	—	—	$2,065	$10,037	$19,362

Activity related to the Company’s goodwill and other intangible assets during the six-months ended June 27, 2004 was as follows (in thousands):

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Goodwill, net
Beginning of year	$71,277	$203,165	$69,556	$85,666	$536,030	$965,694
Acquisitions	1,390	—	—	—	46,491	47,881
Foreign currency exchange rate changes	—	—	—	—	883	883

Balance at June 27, 2004	$72,667	$203,165	$69,556	$85,666	$583,404	$1,014,458

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Indefinite-Lived Intangible Assets, net
Beginning of year	—	—	—	$484,556	$2,100	$486,656
Acquisitions	—	—	—	1,216	—	1,216

Balance at June 27, 2004	—	—	—	$485,772	$2,100	$487,872

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Amortized intangible assets, net
Beginning of year	$30	—	—	$1,081	$4,115	$5,226
Acquisitions	100	—	—	1,799	5,791	7,690
Foreign currency exchange rate changes	—	—	—	—	20	20
Amortization	(8)	—	—	(73)	(6,180)	(6,261)

Balance at June 27, 2004	$122	—	—	$2,807	$3,746	$6,675

Note 6: Stock Options.

Effective the first day of the Company’s 2002 fiscal year, the Company adopted the fair-value-based method of accounting for Company stock options as outlined in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). This change in accounting method was applied prospectively to all awards granted from the beginning of the Company’s fiscal year 2002 and thereafter. Stock options awarded prior to fiscal 2002 are accounted for under the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table presents what the Company’s results would have been had the fair values of options granted after 1995, but prior to 2002, been recognized as compensation expense in the second quarter and first six-months of 2005 and 2004 (in thousands, except per share amounts).

	Quarter ended		Six-months ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Net income available for common shares, as reported	$78,510	$84,659	$144,610	$143,583
Add: Company stock option compensation expense included in net income, net of related tax effects	172	130	345	261
Deduct: Total Company stock option compensation expense determined under the fair value based method for all awards, net of related tax effects	(256)	(733)	(512)	(1,466)

Pro forma net income available for common shares	$78,426	$84,056	$144,443	$142,378

Basic earnings per share, as reported	$8.18	$8.85	$15.08	$15.02
Pro forma basic earnings per share	$8.17	$8.79	$15.06	$14.90
Diluted earnings per share, as reported	$8.16	$8.82	$15.04	$14.98
Pro forma diluted earnings per share	$8.15	$8.76	$15.02	$14.85

The Company also maintains a stock option plan at its Kaplan subsidiary that provides for the issuance of Kaplan stock options to certain members of Kaplan’s management. Under the provisions of the plan, options are issued with an exercise price equal to the estimated fair value of Kaplan’s common stock and options vest ratably over the number of years specified (generally four to five years) at the time of grant. Upon exercise, an option holder receives cash equal to the difference between the exercise price and the then fair value. The fair value of Kaplan’s common stock is determined by the Company’s compensation committee of the Board of Directors and in January 2005, the committee set the fair value price at $2,080 per share. Also in January 2005, 15,353 Kaplan stock options were exercised, and 10,582 Kaplan stock options were awarded at an option price of $2,080. At June 30, 2005, there were 63,229 Kaplan stock options outstanding.

The Company recorded expense of $3.0 million and $8.0 million for the second quarter of 2005 and 2004, respectively, and $10.0 million and $17.8 million for the first six months of 2005 and 2004, respectively, related to this plan.

Note 7: Antidilutive Securities.

The second quarter and first six months of 2005 diluted earnings per share amount excludes the effects of 4,000 stock options outstanding as their inclusion would be antidilutive. There were no antidilutive stock options outstanding during the second quarter and first six months of 2004.

Note 8: Pension and Postretirement Plans.

The total (income) cost arising from the Company’s defined benefit pension plans for the second quarter and six months ended July 3, 2005 and June 27, 2004 consists of the following components (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Service cost	$6,907	$5,650	$13,814	$11,300
Interest cost	9,933	9,051	19,866	18,102
Expected return on assets	(26,067)	(23,765)	(52,134)	(47,530)
Amortization of transition asset	(26)	(252)	(52)	(503)
Amortization of prior service cost	1,128	1,181	2,256	2,363
Recognized actuarial gain	(1,026)	(1,909)	(2,052)	(3,819)

Net periodic (benefit) cost	(9,151)	(10,044)	(18,302)	(20,087)
Early retirement program expense	—	132	—	132

Total benefit	$(9,151)	$(9,912)	$(18,302)	$(19,955)

The total (income) cost arising from the Company’s postretirement plans for the second quarter and six months ended July 3, 2005 and June 27, 2004, consists of the following components (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Service cost	$1,506	$1,231	$3,012	$2,462
Interest cost	1,859	1,873	3,718	3,746
Amortization of prior service cost	(147)	(146)	(294)	(292)
Recognized actuarial gain	(265)	(413)	(530)	(826)

Total cost	$2,953	$2,545	$5,906	$5,090

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

In December of 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act) was enacted. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that meets certain criteria. The Company’s other postretirement plans covering retirees currently provide certain prescription benefits to eligible participants. In accordance with FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003,” the Company concluded that the Act is not significant to the Company’s other postretirement plans and therefore, the effects of the Act were incorporated into the latest valuation of December 31, 2004. Overall, the Company’s Postretirement benefit obligation was reduced by about $4.0 million at January 2, 2005 as a result of the Act; the Company’s postretirement expense is expected to be reduced by about $0.5 million in fiscal year 2005 as a result of the Act.

Note 9 – Other Non-Operating Income (Expense)

The Company recorded other non-operating expense, net, of $3.6 million for the second quarter of 2005, compared to $0.1 million for the second quarter of 2004. For the first six months of 2005 and 2004, the Company recorded other non-operating income, net, of $3.5 million and $0.7 million, respectively.

A summary of non-operating income (expense) for the thirteen and twenty-six weeks ended July 3, 2005 and June 27, 2004, is as follows (in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Gain on sale of non-operating property	$—	$—	$5.4	$—
Gain on sale of marketable equity securities	—	—	3.3	—
Foreign currency (losses) gains, net	(2.8)	(0.6)	(4.6)	0.9
Other gains (losses), net	(0.8)	0.5	(0.6)	(0.2)

Total	$(3.6)	$(0.1)	$3.5	$0.7

Note 10 – Contingencies

On April 29, 2005, Kaplan was named as a party in a proposed class action antitrust lawsuit in California. At this early stage, the Company cannot reasonably estimate any possible loss associated with this lawsuit. The Company intends to defend the lawsuit vigorously.

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

Results of Operations

Net income for the second quarter of 2005 was $78.8 million ($8.16 per share), down from net income of $84.9 million ($8.82 per share) in the second quarter of last year.

Revenue for the second quarter of 2005 was $897.6 million, up 10% from $818.4 million in 2004. The increase is due mostly to significant revenue growth at the education division. Revenue at the Company’s magazine, cable and newspaper publishing divisions also increased for the second quarter of 2005, while revenues were down at the television broadcasting division.

Despite the revenue increases, operating income was down 6% for the second quarter of 2005 to $137.7 million, from $146.0 million in 2004. The Company’s earnings were adversely impacted by declines at the newspaper publishing, television broadcasting and cable divisions, and a reduced net pension credit, offset by slightly improved results at the education and magazine businesses.

For the first six months of 2005, net income totaled $145.3 million ($15.04 per share), compared with $144.3 million ($14.98 per share) for the same period of 2004. Results for the first half of 2005 include after-tax non-operating gains from the sales of non-operating land and marketable securities (after-tax impact of $5.4 million, or $0.56 per share).

Revenue for the first half of 2005 was $1,731.5 million, up 10% over revenue of $1,577.4 million for the first six months of 2004. Operating income declined 2% to $245.7 million, from $250.9 million in 2004, due to lower earnings at the Company’s newspaper publishing, magazine publishing, television broadcasting and cable television divisions, and a reduced net pension credit, offset by increased earnings at the Company’s education division.

The Company’s operating income for the second quarter and first six months of 2005 includes $9.2 million and $18.3 million of net pension credits, respectively, compared to $9.9 million and $20.0 million for the same periods of 2004. At January 2, 2005, the Company reduced its assumption on the discount rate from 6.25% to 5.75% and, during the first quarter of 2005, the Company changed to a more current Mortality Table. Overall, the pension credit for 2005 is expected to be down by approximately $5 million compared to 2004.

Newspaper Publishing Division. Newspaper publishing division revenue totaled $236.3 million for the second quarter of 2005, an increase of 1% from $234.0 million in the second quarter of 2004; division revenue increased 4% to $469.4 million for the first six months of 2005, from $452.8 million for the first six months of 2004. Division operating income for the second quarter declined 28% to $27.0 million, from $37.7 million in the second quarter of 2004; operating income decreased 16% to $58.4 million for the first six months of 2005, compared to $69.7 million for the first six months of 2004. The second quarter and year-to-date declines in operating income reflect a 6% and 8% increase, respectively, in newsprint expense at The Post, as well as increased pension and payroll costs; in addition, operating results for

2005 include losses from the recent Slate acquisition. The declines were offset by improved results at the Company’s online publishing activities, primarily washingtonpost.com.

Print advertising revenue at The Washington Post newspaper in the second quarter declined 2% to $146.6 million, from $150.1 million in 2004, and was flat for the first six months of 2005 compared to the prior year, both at $292.2 million. The decline in print advertising revenues for the second quarter of 2005 is primarily due to a large decline in national and supplements advertising, offset by increases in zones, preprints and classified advertising. The flat print advertising revenue for the first six months of 2005 is due to increases in zones and classified advertising, offset by a large decline in national advertising. Classified recruitment advertising revenue rose 4% to $19.7 million in the second quarter of 2005, from $19.0 million in the second quarter of 2004, and was up 7% to $41.3 million in the first half of 2005, compared to $38.6 million in the first half of 2004.

For the first six months of 2005, Post daily and Sunday circulation declined 4.0% and 3.5%, respectively, compared to the same period of the prior year. For the six months ended July 3, 2005, average daily circulation at The Post totaled 692,200 and average Sunday circulation totaled 985,100.

Revenue generated by the Company’s online publishing activities, primarily washingtonpost.com, increased 21% to $18.7 million for the second quarter of 2005, from $15.4 million in the second quarter of 2004; online revenues increased 24% to $35.7 million for the first six months of 2005, from $28.8 million in the first six months of 2004. Local and national online advertising revenues grew 36% and 38% for the second quarter and first six months of 2005, respectively. Online classified advertising revenue on washingtonpost.com increased 16% in the second quarter of 2005 and 20% for the first six months of 2005.

Television Broadcasting Division. Revenue for the television broadcasting division declined 2% in the second quarter of 2005 to $88.4 million, from $90.2 million in 2004, due primarily to $4.5 million in political advertising in the second quarter of 2004. For the first six months of 2005, revenue increased 1% to $167.7 million, from $166.6 million in 2004, due to significant revenue growth at WJXT, offset by $7.2 million in political advertising in the first half of 2004.

Operating income for the second quarter and first six months of 2005 decreased 6% and 1%, respectively, to $41.1 million and $73.9 million, respectively, from $43.7 million and $75.0 million for the second quarter and first six months of 2004, respectively. The operating income declines are primarily related to the absence of significant political revenue in 2005, as discussed above.

Magazine Publishing Division. Revenue for the magazine publishing division totaled $97.9 million for the second quarter of 2005, an 8% increase from $91.0 million for the second quarter of 2004; division revenue totaled $167.8 million for the first six months of 2005, a 4% decrease from $175.6 million for the first six months of 2004. The revenue increase for the second quarter was primarily due to the timing of the primary trade show of PostNewsweek Tech Media, which was held in the second quarter of 2005 versus the first quarter of 2004. While advertising revenue comparisons at Newsweek improved in the second quarter of 2005 from the first quarter of 2005, advertising revenue at Newsweek was down 2% in the second quarter of 2005 due to fewer ad pages at the domestic edition, despite an additional domestic special issue in the second quarter of 2005. The decline in revenues for the first six months of 2005 reflects the weak domestic and international advertising revenue environment at Newsweek, particularly in the first quarter of 2005; overall, Newsweek advertising revenues are down 11% for the first six months of 2005.

Operating income totaled $20.0 million for the second quarter of 2005, a 13% increase from $17.6 million in the second quarter of 2004. The increase in operating income is primarily due to the timing of the primary trade show of PostNewsweek Tech Media in the second quarter of 2005 versus the first quarter of 2004, offset by a reduction in operating income at Newsweek due to lower advertising revenues and modest cost increases. Operating income totaled $14.8 million for the first six months of 2005, down 39% from $24.5 million for the first six months of 2004, due primarily to revenue reductions at Newsweek discussed above.

Cable Television Division. Cable division revenue of $129.1 million for the second quarter of 2005 represents a 2% increase over 2004 second quarter revenue of $126.4 million; for the first six months of 2005, revenue increased 3% to $255.5 million, from $247.4 million in 2004. The 2005 revenue increase is due to continued growth in the division’s cable modem revenues. The Company does not plan to implement an overall basic rate increase in 2005.

Cable division operating income for the second quarter of 2005 decreased 6% to $23.6 million, from $25.2 million for the second quarter of 2004; cable division operating income for the first six months of 2005 declined 2% to $47.0 million, from $47.8 million for the first six months of 2004. The decrease in operating income is due mostly to higher depreciation, programming and customer service costs, offset by the division’s revenue growth.

At June 30, 2005, the cable division had approximately 219,900 digital cable subscribers (compared to 220,400 at the end of June 2004 and 219,200 at the end of 2004), representing a 31% penetration of the subscriber base. At June 30, 2005, the cable division had 209,600 CableONE.net service subscribers, compared to 152,300 at the end of June 2004. Both digital and cable modem services are now offered in virtually all of the cable division’s markets. At June 30, 2005, the cable division had 702,800 basic subscribers, compared to 711,900 at the end of June 2004 and 709,100 at the end of December 2004. The decrease is due to continued competition from DBS providers.

At June 30, 2005, Revenue Generating Units (the sum of basic video, digital video and cable modem subscribers) totaled 1,132,300, compared to 1,084,600 as of June 30, 2004. The increase is due to growth in high-speed data customers. RGUs include about 7,000 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by the various franchise agreements.

Below are details of Cable division capital expenditures for the six months of 2005 and 2004 as defined by the NCTA Standard Reporting Categories (in millions):

	2005	2004
Customer Premise Equipment	$10.1	$14.8
Commercial	0.1	—
Scaleable Infrastructure	2.3	4.4
Line Extensions	5.2	7.6
Upgrade/Rebuild	5.8	7.0
Support Capital	13.6	8.1

Total	$37.1	$41.9

Education Division. Education division revenue totaled $345.8 million for the second quarter of 2005, a 25% increase over revenue of $276.7 million for the same period of 2004. Excluding revenue from acquired businesses, primarily in the higher education division and the professional training schools that are part of supplemental education, education division revenue increased 19% for the second quarter of 2005. Kaplan reported operating income for the second quarter of 2005 of $34.1 million, an increase of 16% from $29.4 million in the second quarter of 2004. For the first six months of 2005, education division revenue totaled $671.2 million, a 25% increase over revenue of $535.0 million for the same period of 2004. Excluding revenue from acquired businesses, primarily in the higher education division and the professional training schools that are part of supplemental education, education division revenue increased 21% for the first six months of 2005. Kaplan reported operating income of $66.8 million for the first six months of 2005, an increase of 33% from $50.1 million for the first six months of 2004. A summary of operating results for the second quarter and the first six months of 2005 compared to 2004 is as follows:

	Second Quarter			YTD
(In thousands)	2005	2004	% Change	2005	2004	% Change
Revenue
Supplemental education	$172,580	$143,410	20	$329,044	$279,010	18
Higher education	173,200	133,286	30	342,119	255,957	34

	$345,780	$276,696	25	$671,163	$534,967	25

Operating income (loss)
Supplemental education	$29,535	$25,102	18	$53,900	$45,694	18
Higher education	18,710	23,343	(20)	46,998	43,515	8
Kaplan corporate overhead	(10,248)	(7,213)	(42)	(22,034)	(15,190)	(45)
Other*	(3,875)	(11,789)	67	(12,110)	(23,939)	49

	$34,122	$29,443	16	$66,754	$50,080	33

*	Other includes charges accrued for stock-based incentive compensation and amortization of certain intangibles.

Supplemental education includes Kaplan’s test preparation, professional training and Score! businesses. In April 2005, Kaplan Professional completed the acquisition of BISYS Education Services, a provider of licensing education and compliance solutions for financial services institutions and professionals. Excluding revenue from acquired businesses, supplemental education revenues grew by 13% and 14% for the second quarter and first six months of 2005, respectively. The improvement in supplemental education results for the first six months of 2005 is to due to growth at Kaplan’s test preparation business (particularly the K12 business), the professional real estate courses and The Financial Training Company accountancy programs, as well as the BISYS acquisition. Revenues at Score! were flat compared to the first half of 2004, and there was a drop in operating income.

Higher education includes all of Kaplan’s post-secondary education businesses, including fixed-facility colleges as well as online post-secondary and career programs. Excluding revenue from acquired businesses, higher education revenues grew by 25% and 29% in the second quarter and first six months of 2005, respectively. Higher education enrollments have increased by 23% at June 30, 2005 compared to enrollments at June 30, 2004, with new enrollments in online programs outpacing those in the fixed-facility colleges. However, the rate of enrollment growth has slowed for both programs. Quarterly revenue and operating income comparisons for the online business are not as meaningful as the year-to-date comparisons due to the number and timing of course offerings; in 2005, more courses were offered in the first quarter and fewer in the second quarter as compared to 2004. Increased operating costs associated with expansion activities at both online and the fixed-facility operations, including new campus openings, expanded program offerings, and higher facility and advertising expenses, also contributed significantly to the second quarter decline in operating income. In May 2005, Kaplan acquired Singapore-based Asia Pacific Management Institute (APMI), a private education provider for undergraduate and postgraduate students in Asia.

Corporate overhead represents unallocated expenses of Kaplan, Inc.’s corporate office, which rose in the first six months of 2005 primarily due to increased compensation costs associated with various incentive plans, including one that replaced the Kaplan stock option plan for certain employees.

Other expense comprises charges for stock-based incentive compensation arising from a stock option plan established for certain members of Kaplan’s management and amortization of certain intangibles. Under the stock-based incentive plan, the amount of compensation expense varies directly with the estimated fair value of Kaplan’s common stock and the number of options outstanding. For the second quarter of 2005 and 2004, the Company recorded expense of $3.0 million and $8.0 million, respectively, and $10.0 million and $17.8 million for the first six months of 2005 and 2004, respectively, related to this plan.

Equity in Losses of Affiliates. The Company’s equity in earnings of affiliates for the second quarter of 2005 was $0.3 million, compared to losses of $0.4 million for the second quarter of 2004. For the first six months of 2005, the Company’s equity in losses of affiliates totaled $0.2 million, compared to losses of $2.1 million for the same period of 2004. The Company’s affiliate investments consist of a 49% interest in BrassRing LLC and a 49% interest in Bowater Mersey Paper Company Limited. The reduction in affiliate losses for 2005 is primarily attributable to improved operating results at Bowater.

Other Non-Operating Income. The Company recorded other non-operating expense, net, of $3.6 million for the second quarter of 2005, compared to $0.1 million of other non-operating expense, net, in the second quarter of 2004. The second quarter 2005 non-operating expense, net, includes $2.8 million in foreign currency losses.

The Company recorded other non-operating income, net, of $3.5 million for the first six months of 2005, compared to other non-operating income, net, of $0.7 million for the same period of the prior year. The 2005 non-operating income is comprised of pre-tax gains of $8.7 million related to the sales of non-operating land and marketable securities, offset by foreign currency losses of $4.6 million and other non-operating items.

A summary of non-operating income (expense) for the twenty-six weeks ended July 3, 2005 and June 27, 2004, follows (in millions):

	2005	2004
Gain on sale of non-operating property	$5.4	$—
Gain on sale of marketable equity securities	3.3	—
Foreign currency (losses) gains, net	(4.6)	0.9
Other gains (losses), net	(0.6)	(0.2)

Total	$3.5	$0.7

Net Interest Expense. The Company incurred net interest expense of $5.9 million and $11.8 million for the second quarter and first six months of 2005, respectively, compared to $6.4 million and $12.9 million for the same periods of 2004. At July 3, 2005, the Company had $446.0 million in borrowings outstanding at an average interest rate of 5.4%.

Provision for Income Taxes. The effective tax rate for the second quarter and first six months of 2005 was 38.7%, compared to 39.0% for both periods of 2004.

Earnings Per Share. The calculation of diluted earnings per share for the second quarter and first six months of 2005 was based on 9,618,000 and 9,617,000 weighted average shares outstanding, respectively, compared to 9,596,000 and 9,588,000, respectively, for the second quarter and first six months of 2004. The Company made no significant repurchases of its stock during the first half of 2005.

Financial Condition: Capital Resources and Liquidity

Acquisitions. In the second quarter of 2005, Kaplan acquired five businesses in their higher education and professional divisions totaling $83.1 million, financed with cash. These acquisitions included BISYS Education Services, a provider of licensing education and compliance solutions for financial services institutions and professionals as well as Asia Pacific Management Institute, a private education provider for undergraduate and postgraduate students in Asia. In the first quarter of 2005, the Company acquired Slate, an online magazine and Kaplan acquired two businesses in their higher education division; these acquisitions totaled $26.5 million. Most of the purchase price for these acquisitions has been allocated to goodwill and other intangibles on a preliminary basis.

Capital expenditures. During the first six months of 2005, the Company’s capital expenditures totaled $96.8 million. The Company estimates that its capital expenditures will be in the range of $225 million to $250 million in 2005.

Liquidity. Throughout the first six months of 2005, the Company’s borrowings, net of repayments, decreased by $38.1 million, with the decrease primarily due to cash flows from operations, offset in part by borrowings for acquisitions.

At July 3, 2005, the Company had $446.0 million in total debt outstanding, which comprised $15.8 million of commercial paper borrowings, $399.1 million of 5.5% unsecured notes due February 15, 2009, and $31.1 million in other debt.

During the second quarter of 2005 and 2004, the Company had average borrowings outstanding of approximately $447.3 million and $529.9 million, respectively, at average annual interest rates of approximately 5.4% and 4.8%, respectively. During the second quarter of 2005 and 2004, the Company incurred net interest expense on borrowings of $5.9 million and $6.4 million, respectively.

During the first six months of 2005 and 2004 the Company had average borrowings outstanding of approximately $448.2 million and $553.3 million, respectively, at average annual interest rates of approximately 5.4% and 4.5%, respectively. During the first six months of 2005 and 2004, the Company incurred net interest expense on borrowings of $11.8 million and $12.9 million, respectively.

At July 3, 2005 and January 2, 2005, the Company has working capital of $54.9 million and $66.2 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company has classified all of its commercial paper borrowing obligations as a current liability at July 3, 2005 and January 2, 2005 as the Company intends to pay down commercial paper borrowings from operating cash flow. However, the Company continues to maintain the ability to refinance such obligations on a long-term basis through new debt issuance and/or its revolving credit facility agreements.

The Company expects to fund its estimated capital needs primarily through internally generated funds and, to a lesser extent, commercial paper borrowings. In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2005.

As noted above, the Company’s borrowings have declined by $38.1 million, to $446.0 million, as compared to borrowings of $484.1 million at January 2, 2005. In the first half of 2005, the Company executed a building lease amendment and made other commitments aggregating about $37.7 million from 2005 through 2015. There were no other significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended January 2, 2005.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of July 3, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended July 3, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s May 12, 2005 Annual Meeting of Stockholders, the stockholders elected each of the nominees named in the Company’s proxy statement dated March 25, 2005 to its Board of Directors. The voting results are set forth below:

Class A Directors

Nominee	Votes For	Votes Withheld	Broker Non-Votes
Warren E. Buffett	1,722,250	-0-	-0-
Barry Diller	1,722,250	-0-	-0-
Melinda Gates	1,722,250	-0-	-0-
George J. Gillespie, III	1,722,250	-0-	-0-
Donald E. Graham	1,722,250	-0-	-0-
Richard D. Simmons	1,722,250	-0-	-0-
George W. Wilson	1,722,250	-0-	-0-

Class B Directors

Nominee	Votes For	Votes Withheld	Broker Non-Votes
John L. Dotson Jr.	7,072,663	52,118	-0-
Ronald L. Olson	7,031,197	93,584	-0-
Alice M. Rivlin	7,039,374	85,407	-0-

Item 6. Exhibits and Reports on Form 8-K.

(a) The following documents are filed as exhibits to this report:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.3	By-Laws of the Company as amended and restated through September 22, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.1	Form of the Company’s 5.50% Notes due February 15, 2009, issued under the Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.2	Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.3	First Supplemental Indenture dated as of September 22, 2003, among WP Company LLC, the Company and Bank One, NA, as successor to The First National Bank of Chicago, as trustee, to the Indenture dated as of February 17, 1999, between The Washington Post Company and The First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.4	364-Day Credit Agreement dated as of August 11, 2004, among the Company, Citibank, N.A., JP Morgan Chase Bank, Wachovia Bank, N.A., SunTrust Bank, The Bank of New York and Riggs Bank, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004).

4.5	5-Year Credit Agreement dated as of August 14, 2002, among the Company, Citibank, N.A., Wachovia Bank, N.A., SunTrust Bank, Bank One, N.A., JPMorgan Chase Bank, The Bank of New York and Riggs Bank, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002).

4.6	Consent and Amendment No. 1 dated as of August 13, 2003, to the 5-Year Credit Agreement dated as of August 14, 2002, among the Company, Citibank, N.A. and the other lenders that are parties to such Credit Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 22, 2003).

11	Calculation of earnings per share of common stock.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

(b) The following reports on Form 8-K were filed during the quarter for which this report is filed:

Current Report on Form 8-K dated May 6, 2005, reporting under Item 2, the Company’s first quarter earnings and including as an exhibit the Company’s press release dated May 6, 2005.

Current Report on Form 8-K dated May 12, 2005, reporting under Item 1, The Washington Post Company Deferred Compensation Plan Amended and Restated Effective May 12, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY
(Registrant)

Date: August 8, 2005	/s/ Donald E. Graham,
Donald E. Graham,
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2005	/s/ John B. Morse, Jr.,
John B. Morse, Jr.,
Vice President-Finance
(Principal Financial Officer)