Form 10-Q/A
period 2005-07-03
WASHINGTON POST CO
filed 2005-09-20
CIK 104889

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.    Yes  ☒.    No  ☐.

Shares outstanding at August 1, 2005:

Class A Common Stock	1,722,250 Shares
Class B Common Stock	7,872,462 Shares

Explanatory Note

This Form 10-Q/A amends Item 4 of Part II of the Quarterly Report on Form 10-Q of The Washington Post Company (the “Company”) for the quarter ended July 3, 2005 (the “Original Filing”) to include the voting results on the proposal submitted to the Company’s stockholders at its May 12, 2005 Annual Meeting of Stockholders to reserve additional shares for the grant of restricted stock awards under the Company’s Incentive Compensation Plan. Except for such amendment, this Form 10-Q/A does not modify or update any other disclosures made in the Original Filing.

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

In addition, the stockholders voted on the reservation of additional shares for the grant of future restricted stock awards under the Company’s Incentive Compensation Plan. The voting results are set forth below:

	Votes For	Votes Against	Abstain	Broker Non-Votes
Class A Stock	1,722,250	-0-	-0-	-0-
Class B Stock	6,214,108	171,212	100,698	638,763

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY
(Registrant)

Date: September 20, 2005	/s/ Donald E. Graham
Donald E. Graham,
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: September 20, 2005	/s/ John B. Morse, Jr.
John B. Morse, Jr.,
Vice President-Finance
(Principal Financial Officer)