Form 10-Q
period 2005-10-02
WASHINGTON POST CO
filed 2005-11-08
CIK 104889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 2, 2005

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

Indicate by check mark whether the registrant is an accelerated filer as defined by Rule 12b-2 of the Exchange Act).    Yes  ☒.    No  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Shares outstanding at October 31, 2005:

Class A Common Stock	1,722,250 Shares
Class B Common Stock	7,875,311 Shares

THE WASHINGTON POST COMPANY

Index to Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	a. Condensed Consolidated Statements of Income (Unaudited) for the Thirteen and Thirty-Nine Weeks Ended October 2, 2005 and September 26, 2004	3

	b. Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Thirteen and Thirty-Nine Weeks Ended October 2, 2005 and September 26, 2004	4

	c. Condensed Consolidated Balance Sheets at October 2, 2005 (Unaudited) and January 2, 2005	5

	d. Condensed Consolidated Statements of Cash Flows (Unaudited) for the Thirty-Nine Weeks Ended October 2, 2005 and September 26, 2004	6

	e. Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 6.	Exhibits	25

Signatures		27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Washington Post Company

Condensed Consolidated Statements of Income (Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands, except per share amounts)	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Operating revenues
Advertising	$311,581	$323,021	$953,694	$960,208
Circulation and subscriber	182,677	185,521	560,521	551,508
Education	362,822	293,621	1,033,985	828,588
Other	16,582	17,869	56,969	57,088

	873,662	820,032	2,605,169	2,397,392

Operating costs and expenses
Operating	486,400	422,894	1,411,833	1,252,983
Selling, general and administrative	225,760	210,488	689,604	611,953
Depreciation of property, plant and equipment	47,531	45,020	141,004	133,648
Amortization of intangible assets	1,587	1,332	4,660	7,593

	761,278	679,734	2,247,101	2,006,177

Income from operations	112,384	140,298	358,068	391,215

Other income (expense)
Equity in (losses) earnings of affiliates	(952)	539	(1,135)	(1,530)
Interest income	611	351	1,761	1,153
Interest expense	(7,554)	(6,874)	(20,509)	(20,565)
Other, net	6,869	858	10,319	1,529

Income before income taxes	111,358	135,172	348,504	371,802
Provision for income taxes	44,800	52,700	136,600	145,000

Net income	66,558	82,472	211,904	226,802
Redeemable preferred stock dividends	(245)	(245)	(981)	(992)

Net income available for common shares	$66,313	$82,227	$210,923	$225,810

Basic earnings per share	$6.91	$8.59	$21.99	$23.62

Diluted earnings per share	$6.89	$8.57	$21.93	$23.54

Dividends declared per common share	$1.85	$1.75	$7.40	$7.00

Basic average number of common shares outstanding	9,596	9,568	9,592	9,560
Diluted average number of common shares outstanding	9,618	9,598	9,616	9,591

The Washington Post Company

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Net income	$66,558	$82,472	$211,904	$226,802

Other comprehensive income (loss)
Foreign currency translation adjustment	1,171	3,227	(7,441)	1,124
Change in unrealized gain on available-for-sale securities	(9,727)	8,622	(37,592)	27,199
Add: reclassification adjustment for realized gains included in net income	(8,978)	—	(12,323)	—

	(17,534)	11,849	(57,356)	28,323
Income tax benefit (expense) related to other comprehensive income	7,295	(3,359)	19,469	(10,637)

	(10,239)	8,490	(37,887)	17,686

Comprehensive income	$56,319	$90,962	174,017	$244,488

The Washington Post Company

Condensed Consolidated Balance Sheets

	October 2, 2005	January 2, 2005
(In thousands)	(unaudited)
Assets

Current assets
Cash and cash equivalents	$170,310	$119,400
Investments in marketable equity securities	68,105	149,303
Accounts receivable, net	387,849	362,862
Inventories	24,720	25,127
Deferred income taxes	31,614	30,871
Income taxes receivable	—	18,375
Other current assets	55,000	48,429

	737,598	754,367

Property, plant and equipment
Buildings	313,642	304,606
Machinery, equipment and fixtures	1,837,123	1,730,997
Leasehold improvements	163,465	133,674

	2,314,230	2,169,277
Less accumulated depreciation	(1,326,210)	(1,197,375)

	988,020	971,902
Land	42,195	37,470
Construction in progress	77,619	80,580

	1,107,834	1,089,952
Investments in marketable equity securities	242,875	260,433
Investments in affiliates	67,593	61,814
Goodwill, net	1,120,566	1,023,140
Indefinite-lived intangible assets, net	493,192	493,192
Amortized intangible assets, net	23,560	7,879
Prepaid pension cost	583,778	556,747
Deferred charges and other assets	67,909	69,117

	$4,444,905	$4,316,641

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$420,404	$443,332
Deferred revenue	246,137	186,593
Dividends declared	18,010	—
Income taxes payable	7,531	—
Short-term borrowings	22,527	58,236

	714,609	688,161
Postretirement benefits other than pensions	150,026	145,490
Other liabilities	243,470	228,654
Deferred income taxes	385,418	403,698
Long-term debt	406,624	425,889

	1,900,147	1,891,892
Redeemable preferred stock	12,267	12,267

Preferred stock	—	—

Common shareholders’ equity
Common stock	20,000	20,000
Capital in excess of par value	201,694	186,827
Retained earnings	3,769,139	3,629,222
Accumulated other comprehensive income
Cumulative foreign currency translation adjustment	6,432	13,873
Unrealized gain on available-for-sale securities	45,002	75,448
Cost of Class B common stock held in treasury	(1,509,776)	(1,512,888)

	2,532,491	2,412,482

	$4,444,905	$4,316,641

The Washington Post Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Thirty-Nine Weeks Ended
(In thousands)	October 2, 2005	September 26, 2004
Cash flows from operating activities:
Net income	$211,904	$226,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	141,004	133,648
Amortization of goodwill and other intangibles	4,660	7,593
Net pension benefit	(28,154)	(31,021)
Early retirement program expense	1,021	132
Gain from sale of land	(5,148)	—
Property, plant and equipment write-downs	9,948	—
Gain on disposition of marketable equity securities	(11,957)	—
Foreign exchange loss (gain)	6,208	(670)
Cost method and other investment write-downs	658	677
Equity in losses of affiliates, net of distributions	1,135	1,530
Provision for deferred income taxes	9,758	10,773
Change in assets and liabilities:
Increase in accounts receivable, net	(3,216)	(19,805)
Decrease (increase) in inventories	1,623	(4,404)
(Decrease) increase in accounts payable and accrued liabilities	(36,726)	52,888
Increase in deferred revenue	38,299	24,586
Increase in income taxes payable	26,274	18,224
Decrease (increase) in other assets and other liabilities, net	19,970	(14,926)
Other	203	(78)

Net cash provided by operating activities	387,464	405,949

Cash flows from investing activities:
Purchases of property, plant and equipment	(164,736)	(137,834)
Investments in certain businesses	(148,137)	(55,102)
Proceeds from the sale of property, plant and equipment	25,830	—
Investments in marketable equity securities	—	(46,937)
Proceeds from sale of marketable equity securities	55,459	—
Investment in affiliates	(4,981)	—
Other	—	683

Net cash used in investing activities	(236,565)	(239,190)

Cash flows from financing activities:
Net repayment of commercial paper	(50,201)	(122,072)
Principal payments on debt	(3,611)	(18,654)
Dividends paid	(53,976)	(50,919)
Cash overdraft	5,617	(127)
Proceeds from exercise of stock options	5,117	11,926

Net cash used in financing activities	(97,054)	(179,846)

Effect of currency exchange rate change	(2,935)	(155)

Net increase (decrease) in cash and cash equivalents	50,910	(13,242)
Beginning cash and cash equivalents	119,400	116,561

Ending cash and cash equivalents	$170,310	$103,319

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

The Washington Post Company (the “Company”) generally reports on a 13 week fiscal quarter ending on the Sunday nearest the calendar quarter-end. With the exception of the newspaper publishing operations, subsidiaries of the Company report on a calendar-quarter basis.

Certain amounts in previously issued financial statements have been reclassified to conform with the 2004 presentation.

Note 1: Acquisitions.

In the third quarter of 2005, Kaplan acquired two businesses in the test preparation division, totaling $38.4 million, financed with cash. This included the acquisition of The Kidum Group, the leading provider of test preparation services in Israel. In the second quarter of 2005, Kaplan acquired five businesses in their higher education and professional divisions totaling $83.1 million. These acquisitions included BISYS Education Services, a provider of licensing education and compliance solutions for financial services institutions and professionals as well as Asia Pacific Management Institute, a private education provider for undergraduate and postgraduate students in Asia. In the first quarter of 2005, the Company acquired Slate, an online magazine and Kaplan acquired two businesses in their higher education division; these acquisitions totaled $26.5 million. Most of the purchase price for these acquisitions has been allocated to goodwill and other intangibles on a preliminary basis.

In the third quarter of 2004, Kaplan acquired three businesses in their higher education and professional divisions totaling $3.9 million. In the second quarter of 2004, Kaplan acquired two businesses in their higher education and professional divisions totaling $4.5 million, financed through cash and debt, with $0.3 million remaining to be paid. In addition, the cable division completed two small transactions for $1.8 million. In May 2004, the Company acquired El Tiempo Latino, a leading Spanish-language weekly newspaper in the greater Washington area. In the first quarter of 2004, Kaplan acquired three businesses in their higher education and test preparation divisions, totaling $49.8 million, financed through cash and debt.

Note 2: Investments.

Investments in marketable equity securities at October 2, 2005 and January 2, 2005 consist of the following (in thousands):

	October 2, 2005	January 2, 2005
Total cost	$237,076	$285,912
Gross unrealized gains	73,904	123,824

Total fair value	$310,980	$409,736

During the third quarter and first nine months of 2005, the Company sold marketable equity securities for a pre-tax gain of $8.6 million and $12.0 million, respectively. There were no sales of marketable equity securities in the first nine months of 2004. The Company made $46.9 million in investments in marketable equity securities during the third quarter of 2004.

At October 2, 2005 and January 2, 2005, the carrying value of the Company’s cost method investments was $12.3 million and $4.6 million, respectively. The Company invested $0.2 million and $8.3 million during the third quarter and first nine months of 2005, respectively, in companies constituting cost method investments; for the same periods of 2004, the Company invested $0 and $0.1 million, respectively.

The Company recorded charges of $0.1 million and $0.7 million during the third quarter and first nine months of 2005, respectively, to write-down certain of its investments to estimated fair value; for the same periods of 2004, the Company recorded charges of $0 and $0.7 million, respectively.

As of October 2, 2005, the Company has commercial paper investments of $57.8 million that are classified as “cash and cash equivalents” on the Company’s consolidated balance sheet.

Note 3: Borrowings.

Long-term debt consists of the following (in millions):

	October 2, 2005	January 2, 2005
Commercial paper borrowings	$—	$50.2
5.5 percent unsecured notes due February 15, 2009	399.1	398.9
4.0 percent notes due 2006 (£8.32 million)	14.7	16.1
Other indebtedness	15.3	18.9

Total	429.1	484.1
Less current portion	(22.5)	(58.2)

Total long-term debt	$406.6	$425.9

The Company’s commercial paper borrowings at January 2, 2005 were at an average interest rate of 2.2% and matured through January 2005.

During 2003, notes of £16.7 million were issued to current employees of The Financial Training Company (FTC) who were former FTC shareholders in connection with the March 2003 acquisition by Kaplan. In 2004, 50% of the balance on the notes were paid. The remaining balance outstanding of £8.32 million is due for repayment in August 2006.

The Company’s other indebtedness at October 2, 2005 and January 2, 2005 is at interest rates of 6% to 7% and matures from 2004 to 2009.

During the third quarter of 2005 and 2004, the Company had average borrowings outstanding of approximately $433.3 million and $490.1 million, respectively, at average annual interest rates of approximately 5.4 percent and 5.0 percent, respectively. During the third quarter of 2005 and 2004, the Company incurred net interest expense of $6.9 million and $6.5 million, respectively.

During the first nine months of 2005 and 2004, the Company had average borrowings outstanding of approximately $446.0 million and $532.9 million, respectively, at average annual interest rates of approximately 4.8 percent and 4.7 percent, respectively. During the first nine months of 2005 and 2004, the Company incurred net interest expense of $18.7 million and $19.4 million, respectively.

Note 4: Business Segments.

The following table summarizes financial information related to each of the Company’s business segments. The 2005 and 2004 asset information is as of October 2, 2005 and January 2, 2005, respectively.

Third Quarter Period

(in thousands)

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
2005

Operating revenues	$235,517	$73,984	$78,106	$123,233	$362,822	$—	$873,662
Income (loss) from operations	$28,594	$27,033	$11,321	$4,899	$48,499	$(7,962)	$112,384
Equity in earnings of affiliates							(952)
Interest expense, net							(6,943)
Other, net							6,869

Income before income taxes							$111,358

Depreciation expense	$9,419	$2,427	$692	$24,960	$9,624	$409	$47,531
Amortization expense	$292	$—	$—	$183	$1,112	$—	$1,587
Net pension credit (expense)	$(134)	$735	$9,079	$(310)	$(539)	$—	$8,831
Identifiable assets	$701,115	$408,106	$585,929	$1,092,111	$1,206,755	$72,316	$4,066,332
Investments in marketable equity securities							310,980
Investments in affiliates							67,593

Total assets							$4,444,905

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
2004

Operating revenues	$224,930	$91,367	$85,227	$124,887	$293,621	$—	$820,032
Income (loss) from operations	$29,979	$43,355	$11,437	$24,543	$37,975	$(6,991)	$140,298
Equity in earnings of affiliates							539
Interest expense, net							(6,523)
Other, net							858

Income before income taxes							$135,172

Depreciation expense	$9,002	$2,770	$806	$24,916	$7,526	$—	$45,020
Amortization expense	$6	$—	$—	$332	$994	$—	$1,332
Net pension credit (expense)	$1,077	$802	$9,722	$(265)	$(402)	$—	$10,934
Identifiable assets	$688,812	$410,294	$582,489	$1,113,554	$1,035,772	$14,170	$3,845,091
Investments in marketable equity securities							409,736
Investments in affiliates							61,814

Total assets							$4,316,641

Nine Month Period

(in thousands)

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
2005

Operating revenues	$704,881	$241,672	$245,906	$378,725	$1,033,985	$—	$2,605,169
Income (loss) from operations	$86,991	$100,894	$26,152	$51,894	$115,252	$(23,115)	$358,068
Equity in losses of affiliates							(1,135)
Interest expense, net							(18,748)
Other, net							10,319

Income before income taxes							$348,504

Depreciation expense	$27,551	$7,426	$2,139	$75,384	$27,413	$1,091	$141,004
Amortization expense	$827	$—	$—	$592	$3,241	$—	$4,660
Net pension credit (expense)	$(799)	$2,204	$28,250	$(929)	$(1,593)	$—	$27,133

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
2004

Operating revenues	$677,734	$257,927	$260,816	$372,327	$828,588	$—	$2,397,392
Income (loss) from operations	$99,646	$118,336	$35,891	$72,382	$88,055	$(23,095)	$391,215
Equity in losses of affiliates							(1,530)
Interest expense, net							(19,412)
Other, net							1,529

Income before income taxes							$371,802

Depreciation expense	$28,023	$8,321	$2,484	$74,093	$20,727	$—	$133,648
Amortization expense	$14	$—	$—	$405	$7,174	$—	$7,593
Net pension credit (expense)	$2,462	$2,430	$27,890	$(765)	$(1,128)	$—	$30,889

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

Note 5: Goodwill and Other Intangible Assets.

The Company’s intangible assets with an indefinite life are principally from franchise agreements at its cable division, as the Company expects its cable franchise agreements to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon, and the Company’s cable division historically has obtained renewals and extensions of such agreements for nominal costs and without any material modifications to the agreements. Amortized intangible assets are primarily mastheads, customer relationships intangibles and non-compete agreements, with amortization periods up to five years.

The Company’s goodwill and other intangible assets as of October 2, 2005 and January 2, 2005 were as follows (in thousands):

	Gross	Accumulated Amortization	Net
2005
Goodwill	$1,418,968	$298,402	$1,120,566
Indefinite-lived intangible assets	656,998	163,806	493,192
Amortized intangible assets	40,362	16,802	23,560

	$2,116,328	$479,010	$1,637,318

2004
Goodwill	$1,321,542	$298,402	$1,023,140
Indefinite-lived intangible assets	656,998	163,806	493,192
Amortized intangible assets	20,021	12,142	7,879

	$1,998,561	$474,350	$1,542,211

Activity related to the Company’s goodwill and other intangible assets during the nine months ended October 2, 2005 was as follows (in thousands):

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Goodwill, net
Beginning of year	$72,770	$203,165	$69,556	$85,666	$591,983	$1,023,140
Acquisitions	7,881	—	—	—	104,031	111,912
Foreign currency exchange rate changes	—	—	—	—	(14,486)	(14,486)

Balance at October 2, 2005	$80,651	$203,165	$69,556	$85,666	$681,528	$1,120,566

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Indefinite-Lived Intangible Assets, net
Beginning of year	—	—	—	$486,330	$6,862	$493,192
Acquisitions	—	—	—	—	—	—

Balance at October 2, 2005	—	—	—	$486,330	$6,862	$493,192

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Amortized intangible assets, net
Beginning of year	$118	—	—	$2,474	$5,287	$7,879
Acquisitions	7,677	—	—	—	12,870	20,547
Foreign currency exchange rate changes	—	—	—	—	(206)	(206)
Amortization	(827)	—	—	(592)	(3,241)	(4,660)

Balance at October 2, 2005	$6,968	—	—	$1,882	$14,710	$23,560

Activity related to the Company’s goodwill and other intangible assets during the nine-months ended September 26, 2004 was as follows (in thousands):

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Goodwill, net
Beginning of year	$71,277	$203,165	$69,556	$85,666	$536,030	$965,694
Acquisitions	1,390	—	—	—	49,238	50,628
Foreign currency exchange rate changes	—	—	—	—	787	787

Balance at September 26, 2004	$72,667	$203,165	$69,556	$85,666	$586,055	$1,017,109

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Indefinite-Lived Intangible Assets, net
Beginning of year	—	—	—	$484,556	$2,100	$486,656
Acquisitions	—	—	—	1,350	—	1,350

Balance at September 26, 2004	—	—	—	$485,906	$2,100	$488,006

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Amortized intangible assets, net
Beginning of year	$30	—	—	$1,081	$4,115	$5,226
Acquisitions	130	—	—	1,788	11,872	13,790
Foreign currency exchange rate changes	—	—	—	—	54	54
Amortization	(14)	—	—	(405)	(7,174)	(7,593)

Balance at September 26, 2004	$146	—	—	$2,464	$8,867	$11,477

Note 6: Stock Options.

Effective the first day of the Company’s 2002 fiscal year, the Company adopted the fair-value-based method of accounting for Company stock options as outlined in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). This change in accounting method was applied prospectively to all awards granted from the beginning of the Company’s fiscal year 2002 and thereafter. Stock options awarded prior to fiscal 2002 are accounted for under the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table presents what the Company’s results would have been had the fair values of options granted after 1995, but prior to 2002, been recognized as compensation expense in the third quarter and first nine-months of 2005 and 2004 (in thousands, except per share amounts).

	Quarter ended		Nine-months ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Net income available for common shares, as reported	$66,313	$82,227	$210,923	$225,810
Add: Company stock option compensation expense included in net income, net of related tax effects	172	130	517	391
Deduct: Total Company stock option compensation expense determined under the fair value based method for all awards, net of related tax effects	(256)	(733)	(769)	(2,199)

Pro forma net income available for common shares	$66,229	$81,624	$210,671	$224,002

Basic earnings per share, as reported	$6.91	$8.59	$21.99	$23.62
Pro forma basic earnings per share	$6.90	$8.53	$21.96	$23.43
Diluted earnings per share, as reported	$6.89	$8.57	$21.93	$23.54
Pro forma diluted earnings per share	$6.89	$8.50	$21.91	$23.36

The Company also maintains a stock option plan at its Kaplan subsidiary that provides for the issuance of Kaplan stock options to certain members of Kaplan’s management. Under the provisions of the plan, options are issued with an exercise price equal to the estimated fair value of Kaplan’s common stock, and these options vest ratably over the number of years specified (generally four to five years) at the time of grant. Upon exercise, an option holder receives cash equal to the difference between the exercise price and the then fair value. The fair value of Kaplan’s common stock is determined by the Company’s compensation committee of the Board of Directors and in January 2005, the committee set the fair value price at $2,080 per share. Also in January 2005, 15,353 Kaplan stock options were exercised, and 10,582 Kaplan stock options were awarded at an option price of $2,080. At September 30, 2005, there were 63,229 Kaplan stock options outstanding.

For the third quarter of 2005, the Company reversed a portion of the accrual related to this plan, resulting in a credit of $9.8 million, compared to expense of $5.1 million in the third quarter of 2004, to reflect the anticipated impact that slower growth in Kaplan’s expected operating results and an overall decline in public market values of other education companies will have when the compensation committee sets the value in January 2006. For the first nine months of 2005, the Company recorded expense of $0.2 million, compared to expense of $22.9 million in the first nine months of 2004.

Note 7: Antidilutive Securities.

The third quarter and first nine months of 2005 diluted earnings per share amount excludes the effects of 4,000 stock options outstanding as their inclusion would be antidilutive. There were no antidilutive stock options outstanding during the third quarter and first nine months of 2004.

Note 8: Pension and Postretirement Plans.

The total (income) cost arising from the Company’s defined benefit pension plans for the third quarter and nine months ended October 2, 2005 and September 26, 2004 consists of the following components (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Service cost	$7,436	$5,798	$21,250	$17,098
Interest cost	10,695	9,526	30,561	27,628
Expected return on assets	(28,063)	(25,086)	(80,197)	(72,616)
Amortization of transition asset	(29)	(292)	(81)	(795)
Amortization of prior service cost	1,214	1,083	3,470	3,446
Recognized actuarial gain	(1,105)	(1,963)	(3,157)	(5,782)

Net periodic benefit	(9,852)	(10,934)	(28,154)	(31,021)
Early retirement program expense	1,021	—	1,021	132

Total benefit	$(8,831)	$(10,934)	$(27,133)	$(30,889)

The total (income) cost arising from the Company’s postretirement plans for the third quarter and nine months ended October 2, 2005 and September 26, 2004, consists of the following components (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Service cost	$1,507	$1,231	$4,519	$3,693
Interest cost	1,858	1,873	5,576	5,619
Amortization of prior service cost	(147)	(147)	(441)	(439)
Recognized actuarial gain	(266)	(414)	(796)	(1,240)

Total cost	$2,952	$2,543	$8,858	$7,633

The expected rate of return on plan assets is 7.5% in 2005. At January 2, 2005, the Company reduced its assumption on the discount rate from 6.25% to 5.75% for both its pension plans and postretirement plans. During the first quarter of 2005, the Company changed from the 1983 Group Annuity Mortality Table to the 1994 Group Annuity Mortality Table, for its pension plans. These assumption changes are estimated to cause an approximate $7 million reduction in the 2005 pension credit. Overall, the pension credit for 2005 is expected to be down by approximately $4 million compared to 2004.

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

Note 9 – Hurricane Losses

The Company’s cable division was significantly impacted by Hurricane Katrina in the third quarter of 2005. About 94,000 of the cable division’s pre-hurricane subscribers were located on the Gulf Coast of Mississippi, including Gulfport, Biloxi, Pascagoula and other neighboring communities where storm damage was significant. Through the end of the third quarter of 2005, the Company recorded an estimated $9.9 million loss of property, plant and equipment, incurred an estimated $4.2 million in incremental clean-up, repair and other expenses in connection with the hurricane, and experienced an estimated $4.4 million reduction in operating income from granting a 30-day service credit to all its 94,000 pre-hurricane Gulf Coast subscribers; additional costs related to the hurricane recovery will continue to be incurred in the fourth quarter of 2005. The Company has property and business interruption insurance that is expected to cover some of these losses. The Company has not recorded any estimated insurance recovery amount as of the end of the third quarter of 2005 as the Company is in the early stages of preparing its insurance claim.

Note 10 – Other Non-Operating Income (Expense)

The Company recorded other non-operating expense, net, of $6.9 million for the third quarter of 2005, compared to $0.9 million for the third quarter of 2004. For the first nine months of 2005 and 2004, the Company recorded other non-operating income, net, of $10.3 million and $1.5 million, respectively.

A summary of non-operating income (expense) for the thirteen and thirty-nine weeks ended October 2, 2005 and September 26, 2004, is as follows (in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Gain on sale of non-operating property	$—	$—	$5.1	$—
Gains on sale of marketable equity securities	8.6	—	12.0	—
Foreign currency (losses) gains, net	(1.6)	(0.2)	(6.2)	0.7
Impairment write-downs on cost method and other investments	—	—	(0.7)	(0.7)
Other gains (losses), net	(0.1)	1.1	0.1	1.5

Total	$6.9	$0.9	$10.3	$1.5

Note 11: Contingencies.

On April 29, 2005, Kaplan was named as a party in a proposed class action antitrust lawsuit in California. At this stage, the Company cannot reasonably estimate any possible loss associated with this lawsuit. The Company intends to defend the lawsuit vigorously.

Note 12: Recent Accounting Pronouncements.

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

Results of Operations

Net income for the third quarter of 2005 was $66.6 million ($6.89 per share), down from net income of $82.5 million ($8.57 per share) for the third quarter of last year.

Operating results for the cable division in the third quarter of 2005 include the impact of charges and lost revenues associated with Hurricane Katrina; the Company estimates that the adverse impact on operating income was approximately $18.5 million (after-tax impact of $11.2 million, or $1.17 per share). Third quarter results also include non-operating gains from the sales of marketable securities (after-tax impact of $5.2 million, or $0.54 per share).

About 94,000 of the cable division’s pre-hurricane subscribers were located on the Gulf Coast of Mississippi, including Gulfport, Biloxi, Pascagoula and other neighboring communities where storm damage was significant. Through the end of the third quarter of 2005, the Company recorded an estimated $9.9 million loss of property, plant and equipment, incurred an estimated $4.2 million in incremental clean-up, repair and other expenses in connection with the hurricane, and experienced an estimated $4.4 million reduction in operating income from granting a 30-day service credit to all its 94,000 pre-hurricane Gulf Coast subscribers; additional costs related to the hurricane recovery will continue to be incurred in the fourth quarter of 2005. The Company has property and business interruption insurance that is expected to cover some of these losses. The Company has not recorded any estimated insurance recovery amount as of the end of the third quarter of 2005 as the Company is in the early stages of preparing its insurance claim.

Revenue for the third quarter of 2005 was $873.7 million, up 7% from $820.0 million in 2004. The increase is due mostly to significant revenue growth at the education division, along with increased revenues at the Company’s newspaper publishing division. Revenues were down at the Company’s television broadcasting, magazine publishing and cable divisions in the third quarter of 2005.

Despite the revenue increases, operating income was down 20% for the third quarter of 2005 to $112.4 million, from $140.3 million in 2004. The Company’s earnings were adversely impacted by declines at the cable, television broadcasting, newspaper publishing and magazine publishing divisions. A significant portion of the decline in operating income is due to the impact of the hurricane, particularly at the cable division, discussed above. The operating income decline was offset by improved results at the Company’s education division, which benefited from a credit of $9.8 million due to the reversal of a portion of the accrual related to Kaplan’s stock option plan, compared to expense of $5.1 million in the third quarter of 2004.

For the first nine months of 2005, net income totaled $211.9 million ($21.93 per share), compared with $226.8 million ($23.54 per share) for the same period of 2004.

In addition to the adverse impact of the hurricane on cable results, results for the first nine months of 2005 include non-operating gains from the sales of non-operating land and marketable securities (after-tax impact of $10.4 million, or $1.08 per share).

Revenue for the first nine months of 2005 was $2,605.2 million, up 9% over revenue of $2,397.4 million for the first nine months of 2004. The increase is due mostly to significant revenue growth at the education division, along with increased revenues at the Company’s newspaper publishing and cable divisions. Revenues were down at the Company’s television broadcasting and magazine publishing divisions.

Operating income declined 8% to $358.1 million, from $391.2 million in 2004, due to lower earnings at the Company’s cable, television broadcasting, magazine publishing and newspaper publishing divisions, offset by increased earnings at the Company’s education division. A large portion of the decline in operating income is due to the impact of the hurricane, particularly at the cable division, discussed above.

Excluding charges related to early retirement programs, the Company’s operating income for the third quarter and first nine months of 2005 includes $9.9 million and $28.2 million of net pension credits, respectively, compared to $10.9 million and $31.0 million for the same periods of 2004. At January 2, 2005, the Company reduced its assumption on the discount rate from 6.25% to 5.75% and, during the first quarter of 2005, the Company changed to a more current Mortality Table. Overall, the pension credit for 2005 is expected to be down by approximately $4 million compared to 2004.

Newspaper Publishing Division. Newspaper publishing division revenue totaled $235.5 million for the third quarter of 2005, an increase of 5% from $224.9 million in the third quarter of 2004; division revenue increased 4% to $704.9 million for the first nine months of 2005, from $677.7 million for the first nine months of 2004. Division operating income for the third quarter declined 5% to $28.6 million, from $30.0 million in the third quarter of 2004; operating income decreased 13% to $87.0 million for the first nine months of 2005, compared to $99.6 million for the first nine months of 2004. The third quarter and year-to-date declines in operating income reflect a 7% and 8% increase, respectively, in newsprint expense at The Post, as well as increased pension and payroll costs; in addition, operating results for 2005 include losses from the recent Slate acquisition. The declines were offset by improved results at Washingtonpost.Newsweek Interactive.

Print advertising revenue at The Washington Post newspaper in the third quarter increased 3% to $145.3 million, from $140.9 million in 2004, and increased 1% to $437.6 million for the first nine months of 2005, from $433.1 million for the first nine months of 2004. The increase in print advertising revenues for the third quarter and first nine months of 2005 is primarily due to increases in zoned, classified and retail advertising, which more than offset the continued decline in national and supplements advertising. Classified recruitment advertising revenue rose 10% to $22.1 million in the third quarter of 2005, from $20.1 million in the third quarter of 2004, and was up 8% to $63.4 million in the first nine months of 2005, compared to $58.7 million in the first nine months of 2004.

For the first nine months of 2005, Post daily and Sunday circulation each declined 3.9% compared to the same period of the prior year. For the nine months ended October 2, 2005, average daily circulation at The Post totaled 681,600 and average Sunday circulation totaled 974,900.

Revenue generated by the Company’s online publishing activities (including Slate, which was acquired in January 2005), primarily washingtonpost.com, increased 24% to $19.8 million for the third quarter of 2005, from $15.9 million in the third quarter of 2004; online revenues increased 24% to $55.5 million for the first nine months of 2005, from $44.7 million in the first nine months of 2004. Local and national online advertising revenues grew 32% and 36% for the third quarter and first nine months of 2005, respectively. Online classified advertising revenue on washingtonpost.com increased 26% in the third quarter of 2005 and 22% for the first nine months of 2005.

Television Broadcasting Division. Revenue for the television broadcasting division declined 19% in the third quarter of 2005 to $74.0 million, from $91.4 million in 2004, due primarily to strong third quarter 2004 revenues that included $9.6 million in political advertising and $8.0 million in incremental summer Olympics-related advertising at the Company’s NBC affiliates. For the first nine months of 2005, revenue decreased 6% to $241.7 million, from $257.9 million in 2004, which included $16.8 million in political advertising and $8.0 million in incremental Olympics-related advertising at the Company’s NBC affiliates.

Operating income for the third quarter and first nine months of 2005 decreased 38% and 15%, respectively, to $27.0 million and $100.9 million, respectively, from $43.4 million and $118.3 million for the third quarter and first nine months of 2004, respectively. The operating income declines are primarily related to the absence of significant political and Olympics revenue in 2005, as discussed above.

Magazine Publishing Division. Revenue for the magazine publishing division totaled $78.1 million for the third quarter of 2005, an 8% decrease from $85.2 million for the third quarter of 2004; division revenue totaled $245.9 million for the first nine months of 2005, a 6% decrease from $260.8 million for the first nine months of 2004. Advertising revenue at Newsweek was down 11% in the third quarter of 2005 due to fewer ad pages at the domestic edition. The decline in revenues for the first nine months of 2005 reflects the weak domestic and international advertising environment at Newsweek, particularly in the first quarter of 2005; overall, Newsweek advertising revenues are down 11% for the first nine months of 2005.

Operating income totaled $11.3 million for the third quarter of 2005, a slight decrease from $11.4 million in the third quarter of 2004, due primarily to a $1.3 million early retirement charge at Newsweek International. Operating income totaled $26.2 million for the first nine months of 2005, down 27% from $35.9 million for the first nine months of 2004, due primarily to revenue reductions at Newsweek discussed above.

Cable Television Division. Cable division revenue of $123.2 million for the third quarter of 2005 represents a 1% decline over 2004 third quarter revenue of $124.9 million; for the first nine months of 2005, revenue increased 2% to $378.7 million, from $372.3 million in 2004. Hurricane Katrina had a large impact on cable division revenues in the third quarter of 2005. About 94,000 of the cable division’s pre-hurricane subscribers were located on the Gulf Coast of Mississippi, including Gulfport, Biloxi, Pascagoula and other neighboring communities where storm damage was significant. Revenues for the third quarter were adversely impacted by approximately $6.2 million due to lost revenues from a 30-day service credit granted to the 94,000 pre-hurricane Gulf Coast subscribers; this was offset by increased growth in the division’s cable modem revenues. Also, the Company does not plan to implement an overall basic rate increase in 2005.

Cable division operating income for the third quarter of 2005 was $4.9 million, compared to operating income of $24.5 million for the third quarter of 2004; cable division operating income for the first nine months of 2005 was $51.9 million, compared to $72.4 million for the first nine months of 2004. The decline in third quarter operating income is due mostly to the hurricane, which had an estimated adverse impact of $18.5 million on the cable division’s results. Through the third quarter of 2005, the Company recorded an estimated $9.9 million loss of property, plant and equipment, incurred an estimated $4.2 million in incremental clean-up, repair and other expenses associated with the hurricane, and experienced an estimated $4.4 million reduction in operating income from granting a 30-day service credit to all its 94,000 pre-hurricane Gulf Coast subscribers. The decrease in operating income is also due to higher depreciation, programming and customer service costs.

At September 30, 2005, the cable division had approximately 213,900 digital cable subscribers (compared to 220,500 at the end of September 2004 and 219,200 at the end of 2004), representing a 31% penetration of the subscriber base. The Company estimates a decline of 8,000 digital subscribers as a result of the hurricane. At September 30, 2005, the cable division had approximately 219,900 CableONE.net service subscribers, compared to 165,600 at the end of September 2004. The Company estimates a decline of 6,200 CableONE.net service subscribers as a result of the hurricane. Both digital and cable modem services are now offered in virtually all of the cable division’s markets. At September 30, 2005, the cable division had approximately 687,400 basic subscribers, compared to 712,800 at the end of September 2004 and 709,100 at the end of December 2004. The Company estimates a decline of 21,200 basic subscribers as a result of the hurricane. These cable subscriber estimates include customers who were temporarily out of service as of September 30, 2005. Repair efforts to the cable plant associated with the hurricane have proceeded rapidly and, as of the end of October 2005, almost all of the surviving households in the Gulf Coast region are now receiving cable service. The estimated hurricane-related basic, digital and cable modem subscriber losses are from destroyed or severely damaged homes.

At September 30, 2005, Revenue Generating Units (the sum of basic video, digital video and cable modem subscribers) totaled 1,121,300 compared to 1,098,900 as of September 30, 2004. The increase is due to growth in high-speed data customers, offset by an approximate 35,400 RGU reduction due to the hurricane. RGUs include about 7,000 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by the various franchise agreements.

Below are details of Cable division capital expenditures for the nine months of 2005 and 2004, as defined by the NCTA Standard Reporting Categories (in millions):

	2005	2004
Customer Premise Equipment	$19.4	$19.8
Commercial	0.1	—
Scaleable Infrastructure	5.8	6.3
Line Extensions	10.6	10.6
Upgrade/Rebuild	9.4	10.3
Support Capital	26.2	11.8

Total	$71.5	$58.8

Education Division. Education division revenue totaled $362.8 million for the third quarter of 2005, a 24% increase over revenue of $293.6 million for the same period of 2004. Excluding revenue from acquired businesses, primarily in the higher education division and the professional training schools that are part of supplemental education, education division revenue increased 16% for the third quarter of 2005. Kaplan reported operating income for the third quarter of 2005 of $48.5 million, an increase of 28% from $38.0 million in the third quarter of 2004. For the first nine months of 2005, education division revenue totaled $1,034.0 million, a 25% increase over revenue of $828.6 million for the same period of 2004. Excluding revenue from acquired businesses, primarily in the higher education division and the professional training schools that are part of supplemental education, education division revenue increased 19% for the first nine months of 2005. Kaplan reported operating income of $115.3 million for the first nine months of 2005, an increase of 31% from $88.1 million for the first nine months of 2004.

A summary of operating results for the third quarter and the first nine months of 2005 compared to 2004 is as follows:

	Third Quarter			YTD
(In thousands)	2005	2004	% Change	2005	2004	% Change
Revenue
Supplemental education	$181,228	$151,093	20	$510,272	$430,103	19
Higher education	181,594	142,528	27	523,713	398,485	31

	$362,822	$293,621	24	$1,033,985	$828,588	25

Operating income (loss)
Supplemental education	$34,212	$32,894	4	$88,112	$78,588	12
Higher education	11,657	20,162	(42)	58,655	63,677	(8)
Kaplan corporate overhead	(6,035)	(8,937)	32	(28,069)	(24,127)	(16)
Other*	8,665	(6,144)	—	(3,446)	(30,083)	89

	$48,499	$37,975	28	$115,252	$88,055	31

*	Other includes credits (charges) for stock-based incentive compensation and amortization of certain intangibles.

Supplemental education includes Kaplan’s test preparation, professional training and Score! businesses. In April 2005, Kaplan Professional completed the acquisition of BISYS Education Services, a provider of licensing education and compliance solutions for financial services institutions and professionals. In August 2005, Kaplan completed the acquisition of The Kidum Group, the leading provider of test preparation services in Israel. Excluding revenue from acquired businesses, supplemental education revenues grew by 11% and 13% for the third quarter and first nine months of 2005, respectively. The improvement in supplemental education results for the first nine months of 2005 is due to growth at Kaplan’s test preparation business (particularly the K12 business), the professional real estate courses and The Financial Training Company U.K. accountancy programs, as well as the BISYS acquisition. These results were offset by soft market demand for Kaplan Professional’s securities and insurance course offerings. While there was a slight increase in revenues at Score! compared to the first nine months of 2004, there was a drop in operating income. There were 167 Score! centers at the end of September 2005 compared to 160 at the end of September 2004.

Higher education includes all of Kaplan’s post-secondary education businesses, including fixed-facility colleges as well as online post-secondary and career programs. Excluding revenue from acquired businesses, higher education revenues grew by 21% and 26% in the third quarter and first nine months of 2005, respectively. Higher education enrollments have increased by 16% at September 30, 2005, compared to enrollments at September 30, 2004, with most of the new enrollment growth occurring in the online programs. Increased operating costs associated with expansion activities at both the online and the fixed-facility operations, including new program offerings and higher facility and advertising expenses, have contributed significantly to the third quarter and year-to-date declines in operating income. In May 2005, Kaplan acquired Singapore-based Asia Pacific Management Institute (APMI), a private education provider for undergraduate and postgraduate students in Asia.

Corporate overhead represents unallocated expenses of Kaplan, Inc.’s corporate office, which rose in the first nine months of 2005 due to higher overall operating costs. In the third quarter of 2005, certain estimated incentive compensation liabilities were reduced, resulting in a decline for the quarter.

Other comprises (credits) charges for stock-based incentive compensation arising from a stock option plan established for certain members of Kaplan’s management and amortization of certain intangibles. Under the stock-based incentive plan, the amount of compensation (credit) expense varies directly with the estimated fair value of Kaplan’s common stock and the number of options outstanding. For the third quarter of 2005, the Company reversed a portion of the accrual related to this plan, resulting in a credit of $9.8 million, compared to expense of $5.1 million in the third quarter of 2004, to reflect slower growth in Kaplan’s expected operating results and an overall decline in public market values of other education companies. For the first nine months of 2005, the Company recorded expense of $0.2 million, compared to expense of $22.9 million in the first nine months of 2004, related to this plan.

Equity in Losses of Affiliates. The Company’s equity in losses of affiliates for the third quarter of 2005 was $1.0 million, compared to earnings of $0.5 million for the third quarter of 2004. For the first nine months of 2005, the Company’s equity in losses of affiliates totaled $1.1 million, compared to losses of $1.5 million for the same period of 2004. The Company’s affiliate investments consist of a 49% interest in BrassRing LLC and a 49% interest in Bowater Mersey Paper Company Limited.

Other Non-Operating Income. The Company recorded other non-operating income, net, of $6.9 million for the third quarter of 2005, compared to $0.9 million of other non-operating income, net, in the third quarter of 2004. The third quarter 2005 non-operating income, net, includes $8.6 million in pre-tax gains related to the sale of marketable securities, offset by foreign currency losses of $1.6 million and other non-operating items.

The Company recorded other non-operating income, net, of $10.3 million for the first nine months of 2005, compared to other non-operating income, net, of $1.5 million for the same period of the prior year. The 2005 non-operating income is comprised of pre-tax gains of $17.1 million related to the sales of non-operating land and marketable securities, offset by foreign currency losses of $6.2 million and other non-operating items.

A summary of non-operating income (expense) for the thirty-nine weeks ended October 2, 2005 and September 26, 2004, follows (in millions):

	2005	2004
Gain on sale of non-operating property	$5.1	$—
Gain on sale of marketable equity securities	12.0	—
Impairment write-downs on cost method and other investments	(0.7)	(0.7)
Foreign currency (losses) gains, net	(6.2)	0.7
Other, net	0.1	1.5

Total	$10.3	$1.5

Net Interest Expense. The Company incurred net interest expense of $6.9 million and $18.7 million for the third quarter and first nine months of 2005, respectively, compared to $6.5 million and $19.4 million for the same periods of 2004. At October 2, 2005, the Company had $429.1 million in borrowings outstanding at an average interest rate of 5.5%.

Provision for Income Taxes. The effective tax rate for the third quarter and first nine months of 2005 was 40.2% and 39.2%, respectively, compared to 39.0% for both periods of 2004.

Earnings Per Share. The calculation of diluted earnings per share for the third quarter and first nine months of 2005 was based on 9,618,000 and 9,616,000 weighted average shares outstanding, respectively, compared to 9,598,000 and 9,591,000, respectively, for the third quarter and first nine months of 2004. The Company made no significant repurchases of its stock during the first nine months of 2005.

Financial Condition: Capital Resources and Liquidity

Acquisitions and Dispositions. In the third quarter of 2005, Kaplan acquired two businesses in the test preparation division, totaling $38.4 million, financed with cash. This included the acquisition of The Kidum Group, the leading provider of test preparation services in Israel. In the second quarter of 2005, Kaplan acquired five businesses in their higher education and professional divisions totaling $83.1 million. These acquisitions included BISYS Education Services, a provider of licensing education and compliance solutions for financial services institutions and professionals as well as Asia Pacific Management Institute, a private education provider for undergraduate and postgraduate students in Asia. In the first quarter of 2005, the Company acquired Slate, an online magazine and Kaplan acquired two businesses in their higher education division; these acquisitions totaled $26.5 million. Most of the purchase price for these acquisitions has been allocated to goodwill and other intangibles on a preliminary basis.

Capital expenditures. During the first nine months of 2005, the Company’s capital expenditures totaled $164.7 million. The Company estimates that its capital expenditures will be in the range of $225 million to $250 million in 2005.

Liquidity. Throughout the first nine months of 2005, the Company’s borrowings, net of repayments, decreased by $55.0 million, with the decrease primarily due to cash flows from operations.

At October 2, 2005, the Company had $429.1 million in total debt outstanding, which comprised $399.1 million of 5.5 percent unsecured notes due February 15, 2009, and $30.0 million in other debt. As of October 2, 2005, the Company has commercial paper investments of $57.8 million that are classified as “cash and cash equivalents” on the Company’s consolidated balance sheet.

During the third quarter of 2005 and 2004, the Company had average borrowings outstanding of approximately $433.3 million and $490.1 million, respectively, at average annual interest rates of approximately 5.4 percent and 5.0 percent, respectively. During the third quarter of 2005 and 2004, the Company incurred net interest expense of $6.9 million and $6.5 million, respectively.

During the first nine months of 2005 and 2004, the Company had average borrowings outstanding of approximately $446.0 million and $532.9 million, respectively, at average annual interest rates of approximately 4.8 percent and 4.7 percent, respectively. During the first nine months of 2005 and 2004, the Company incurred net interest expense on borrowings of $18.7 million and $19.4 million, respectively.

At October 2, 2005 and January 2, 2005, the Company has working capital of $23.0 million and $66.2 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through internally generated funds and, to a lesser extent, commercial paper borrowings. In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2005.

As noted above, the Company’s borrowings have declined by $55.0 million, to $429.1 million, as compared to borrowings of $484.1 million at January 2, 2005. In the first nine months of 2005, the Company executed a building lease amendment and made other commitments aggregating about $37.7 million from 2005 through 2015. There were no other significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended January 2, 2005.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in the normal course of its business due primarily to its ownership of marketable equity securities, which are subject to equity price risk, and to its borrowing activities, which are subject to interest rate risk. As of October 2, 2005, the Company had paid off its commercial paper borrowings and had commercial paper investments of $57.8 million, which are also subject to interest rate risk. The Company’s market risk disclosures set forth in its 2004 Annual Report filed on Form 10-K have not otherwise changed significantly.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of October 2, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended October 2, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.3	By-Laws of the Company as amended and restated through September 22, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.1	Form of the Company’s 5.50% Notes due February 15, 2009, issued under the Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.2	Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.3	First Supplemental Indenture dated as of September 22, 2003, among WP Company LLC, the Company and Bank One, NA, as successor to The First National Bank of Chicago, as trustee, to the Indenture dated as of February 17, 1999, between The Washington Post Company and The First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.4	364-Day Credit Agreement dated as of August 10, 2005, among the Company, Citibank, N.A., JP Morgan Chase Bank, N.A., Wachovia Bank, National Association, SunTrust Bank, The Bank of New York and PNC Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 12, 2005).

4.5	5-Year Credit Agreement dated as of August 14, 2002, among the Company, Citibank, N.A., Wachovia Bank, N.A., SunTrust Bank, Bank One, N.A., JP Morgan Chase Bank, The Bank of New York and Riggs Bank, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002).

4.6	Consent and Amendment No. 1 dated as of August 13, 2003, to the 5-Year Credit Agreement dated as of August 14, 2002, among the Company, Citibank, N.A. and the other lenders that are parties to such Credit Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 22, 2003).

10.1	The Washington Post Company Incentive Compensation Plan as adopted January 20, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 20, 2005).

10.2	The Washington Post Company Stock Option Plan as amended and restated effective May 31, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003).

10.3	The Washington Post Company Supplemental Executive Retirement Plan as amended and restated through March 14, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001).

10.4	The Washington Post Company Deferred Compensation Plan as amended and restated effective May 12, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 12, 2005).

11	Calculation of earnings per share of common stock.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY
(Registrant)

Date: November 7, 2005	/s/ Donald E. Graham
Donald E. Graham, Chairman & Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2005	/s/ John B. Morse, Jr.
John B. Morse, Jr., Vice President-Finance (Principal Financial Officer)