Form 10-K
period 2005-12-31
WASHINGTON POST CO
filed 2006-03-07
CIK 104889

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 1, 2006

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
$1.00 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”). Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):
Large accelerated filer ☑           Accelerated filer ☐          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Aggregate market value of the Company’s voting stock held by non-affiliates on July 1, 2005, based on the closing price for the Company’s Class B Common Stock on the New York Stock Exchange on such date: approximately $4,700,000,000.

Shares of common stock outstanding at February 21, 2006:

Class A Common Stock – 1,722,250 shares
Class B Common Stock – 7,879,881 shares

Documents partially incorporated by reference:

Definitive Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders
(incorporated in Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof).

THE WASHINGTON POST COMPANY 2005 FORM 10-K

PART I
Item 1. Business.
The Washington Post Company (the “Company”) is a diversified media and education company. Its media operations consist of newspaper publishing (principally The Washington Post), television broadcasting (through the ownership and operation of six television broadcast stations), magazine publishing (principally Newsweek magazine), and the ownership and operation of cable television systems. The Company’s Kaplan subsidiary provides a wide variety of educational services.
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
The Company’s operations in geographic areas outside the United States (consisting primarily of Kaplan’s foreign operations and the publication of the international editions of Newsweek) during the Company’s 2005, 2004 and 2003 fiscal years accounted for approximately 7%, 6% and 5%, respectively, of its consolidated revenues, and the identifiable assets attributable to such operations represented approximately 7%, 6% and 6% of the Company’s consolidated assets at January 1, 2006, January 2, 2005 and December 28, 2003 respectively.
Newspaper Publishing
The Washington Post
WP Company LLC (“WP Company”), a subsidiary of the Company, publishes The Washington Post, which is a morning and Sunday newspaper primarily distributed by home delivery in the Washington, D.C. metropolitan area, including large portions of Virginia and Maryland.
The following table shows the average paid daily (including Saturday) and Sunday circulation of The Post for the 12-month periods ended September 30 in each of the last five years, as reported by the Audit Bureau of Circulations (“ABC”) for the years 2001–2004 and as estimated by The Post for the 12-month period ended September 30, 2005 (for which period ABC had not completed its audit as of the date of this report) from the semiannual publisher’s statements submitted to ABC for the six-month periods ended April 3, 2005 and September 30, 2005:

	Average Paid Circulation

	Daily	Sunday

2001	771,614	1,066,723
2002	767,843	1,058,458
2003	749,323	1,035,204
2004	729,068	1,016,163
2005	706,135	983,243
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
General advertising rates were increased by an average of approximately 4.5% on January 1, 2005, and by approximately another 4.0% on January 1, 2006. Rates for most categories of classified and retail advertising were increased by an average of approximately 3.4% on February 1, 2005, and by approximately an additional 4.0% on February 1, 2006.
The following table sets forth The Post’s advertising inches (excluding preprints) and number of preprints for the past five years:

	2001	2002	2003	2004	2005

Total Inches (in thousands)	2,714	2,657	2,675	2,726	2,661
Full-Run Inches	2,296	2,180	2,121	2,120	1,941
Part-Run Inches	418	477	554	606	720
Preprints (in millions)	1,556	1,656	1,835	1,887	1,833
2005 FORM 10-K

WP Company also publishes The Washington Post National Weekly Edition, a tabloid that contains selected articles and features from The Washington Post edited for a national audience. The National Weekly Edition has a basic subscription price of $78 per year and is delivered by second-class mail to approximately 40,000 subscribers.
The Post has about 675 full-time editors, reporters and photographers on its staff; draws upon the news reporting facilities of the major wire services; and maintains correspondents in 20 news centers abroad and in New York City; Los Angeles; San Francisco; Chicago; Miami; Austin, Texas; and Seattle, Washington. The Post also maintains reporters in 12 local news bureaus.
In 2003, Express Publications Company, LLC (“Express Publications”), another subsidiary of the Company, began publishing a weekday tabloid newspaper named Express, which is distributed free of charge using hawkers and news boxes near Metro stations and in other locations in Washington, D.C. and nearby suburbs with heavy daytime sidewalk traffic. A typical edition of Express is 40 to 50 pages long and contains short news, entertainment and sports stories as well as both classified and display advertising. Current daily circulation is approximately 185,000 copies. Express relies primarily on wire service and syndicated content and is edited by a full-time newsroom staff of 19. Advertising sales, production, and certain other services for Express are provided by WP Company.
Washingtonpost.Newsweek Interactive
Washingtonpost.Newsweek Interactive Company, LLC (“WPNI”) develops news and information products for electronic distribution. Since 1996 this subsidiary of the Company has produced washingtonpost.com, an Internet site that features the full editorial text of The Washington Post and most of The Post’s classified advertising, as well as original content created by WPNI’s staff and content obtained from other sources. As measured by WPNI, this site is currently generating more than 200 million page views per month. The washingtonpost.com site also features comprehensive information about activities, groups and businesses in the Washington, D.C. area, including an arts and entertainment section and a news section focusing on technology businesses and related policy issues. This site has developed a substantial audience of users who are outside of the Washington, D.C. area, and WPNI believes that at least three-quarters of the unique users who access the site each month are in that category. WPNI requires most users accessing the washingtonpost.com site to register and provide their year of birth, gender, zip code, job title and the type of industry in which they work. The resulting information helps WPNI provide online advertisers with opportunities to target specific geographic areas and demographic groups. WPNI also offers registered users the option of receiving various e-mail newsletters that cover specific topics, including political news and analysis, personal technology, and entertainment.
WPNI also produces the Newsweek website, which was launched in 1998 and contains editorial content from the print edition of Newsweek as well as daily news updates and analysis, photo galleries, web guides and other features. In June 2005, WPNI assumed responsibility for the production of the Budget Travel magazine website and relaunched it as BudgetTravelOnline.com. This site contains editorial content from Arthur Frommer’s Budget Travel magazine and other sources.
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
Community Newspaper Division of Post-Newsweek Media
The Community Newspaper Division of Post-Newsweek Media, Inc. publishes two weekly paid-circulation, three twice-weekly paid-circulation and 35 controlled-circulation weekly community newspapers. This division’s newspapers are divided into two groups: The Gazette Newspapers, which circulate in Montgomery, Prince George’s and Frederick Counties and in parts of Carroll County, Maryland; and Southern Maryland Newspapers, which circulate in southern Prince George’s County and in Charles, St. Mary’s and Calvert Counties, Maryland. During 2005 these newspapers had a

THE WASHINGTON POST COMPANY

combined average circulation of approximately 680,000 copies. This division also produces military newspapers (most of which are weekly) under agreements where editorial material is supplied by local military bases; in 2005 the 12 military newspapers produced by this division had a combined average circulation of more than 195,000 copies.
The Gazette Newspapers have a companion website that includes editorial material and classified advertising from the print newspapers. The military newspapers produced by this division are supported by a website (dcmilitary.com) that includes base guides and other features as well as articles from the print newspapers. Each website also contains display advertising that is sold specifically for the site.
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
The Herald’s average paid circulation as reported to ABC for the 12 months ended September 30, 2005, was 50,438 daily (including Saturday) and 54,953 Sunday. The aggregate average weekly circulation of The Enterprise Newspapers during the 12-month period ended December 31, 2005, was approximately 73,000 copies.
The Herald and The Enterprise Newspapers together employ approximately 80 editors, reporters and photographers.
Greater Washington Publishing
The Company’s Greater Washington Publishing, Inc. subsidiary publishes several free-circulation advertising periodicals that have little or no editorial content and are distributed in the greater Washington, D.C. metropolitan area using sidewalk distribution boxes. Greater Washington Publishing’s two largest periodicals are The Washington Post Apartment Showcase, which is published monthly and has an average circulation of about 52,000 copies, and New Homes Guide, which is published six times a year and has an average circulation of about 84,000 copies.
El Tiempo Latino
In 2004 the Company acquired El Tiempo Latino LLC, the publisher of El Tiempo Latino, a weekly Spanish-language newspaper that is distributed free of charge in northern Virginia, suburban Maryland and Washington, D.C. using sidewalk news boxes and retail locations that provide space for distribution. El Tiempo Latino provides a mix of local, national and international news along with sports and community-events coverage, and has a current circulation of approximately 60,000 copies. Employees of the newspaper handle advertising sales as well as pre-press production, and content is provided by a combination of wire service copy, contributions from freelance writers and photographers, and stories produced by the newspaper’s own editorial staff.
Television Broadcasting
Through subsidiaries, the Company owns six VHF television stations located in Houston, Texas; Detroit, Michigan; Miami, Florida; Orlando, Florida; San Antonio, Texas; and Jacksonville, Florida; which are, respectively, the 10th, 11th, 17th, 20th, 37th and 52nd largest broadcasting markets in the United States.
Five of the Company’s television stations are affiliated with one or another of the major national networks. The Company’s Jacksonville station, WJXT, has operated as an independent station since 2002.
The Company’s 2005 net operating revenues from national and local television advertising and network compensation were as follows:

National	$101,055,000
Local	212,379,000
Network	13,810,000

Total	$327,244,000

2005 FORM 10-K

The following table sets forth certain information with respect to each of the Company’s television stations:

Station Location and					Expiration	Total Commercial Stations in
Year Commercial	National		Expiration		Date of	DMA(b)
Operation	Market	Network	Date of FCC		Network
Commenced	Ranking(a)	Affiliation	License		Agreement	Allocated	Operating

KPRC	10th	NBC	Aug. 1,		Dec. 31,	VHF-3	VHF-3
Houston, Tx			2006		2011	UHF-11	UHF-11
1949

WDIV	11th	NBC	Oct. 1,		Dec. 31,	VHF-4	VHF-4
Detroit, Mich			2005(c)		2011	UHF-6	UHF-5
1947

WPLG	17th	ABC	Feb. 1,		Dec. 31,	VHF-5	VHF-5
Miami, Fla			2005	(c)	2009	UHF-8	UHF-8
1961

WKMG	20th	CBS	Feb. 1,		Apr. 6,	VHF-3	VHF-3
Orlando, Fla			2013		2015	UHF-10	UHF-9
1954

KSAT	37th	ABC	Aug. 1,		Dec. 31,	VHF-4	VHF-4
San Antonio, Tx			2006		2009	UHF-6	UHF-6
1957

WJXT	52nd	None	Feb. 1,		—	VHF-2	VHF-2
Jacksonville, Fla			2013			UHF-6	UHF-5
1947

(a)	Source: 2005/2006 DMA Market Rankings, Nielsen Media Research, Fall 2005, based on television homes in DMA (see note (b) below).

(b)	Designated Market Area (“DMA”) is a market designation of A.C. Nielsen which defines each television market exclusive of another, based on measured viewing patterns. References to stations that are operating in each market are to stations that are broadcasting analog signals. However most of the stations in these markets are also engaged in digital broadcasting using the FCC-assigned channels for DTV operations.

(c)	The Company has filed timely applications to renew the FCC licenses of WDIV and WPLG, and such filings extend the effectiveness of each station’s existing license until the renewal application is acted upon.
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
In 1996 the FCC formally approved technical standards for digital television (“DTV”). DTV is a flexible system that permits broadcasters to utilize a single digital channel in various ways, including providing one channel of high-definition television (“HDTV”) programming with greatly enhanced image and sound quality and one or more channels of lower-definition television programming (“multicasting”), and also is capable of accommodating subscription video and data services. Broadcasters may offer a combination of services as long as they transmit at least one stream of free video programming on the DTV channel. The FCC assigned to each existing full-power television station (including each station owned by the Company) a second channel to implement DTV while analog television operations are continued on that station’s analog channel. Although in some cases a station’s DTV channel may only permit operation over a smaller geographic service area than that available using its analog channel, the FCC’s stated goal in assigning channels was to provide stations with DTV service areas that are generally consistent with their analog service areas. Pursuant to legislation enacted in February 2006, station owners will be required to surrender one of their channels in February 2009 and thereafter provide service solely in the DTV format.

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
In September 2004 the FCC established certain rules for the DTV operations of low-power television stations. Among other things, the FCC decided to allow certain low-power television stations to use a second channel for DTV operations while continuing analog operations on their existing channel. Although the FCC decided that low-power television stations must accept interference from and avoid interference to full-power broadcasters on their second channels, the use of second channels by low-power television stations could cause additional interference to the signals of full-power stations. The FCC also decided that low-power television stations may convert to digital operations on their current analog channels, which might in some circumstances cause additional interference to the signals of full-power stations and limit the ability of full-power stations to modify their analog or DTV transmission facilities.
The FCC has a policy of reviewing its DTV rules every two years to determine whether those rules need to be adjusted in light of new developments. In September 2004 the FCC issued an order concerning the second periodic review of its DTV rules. This review broadly examined the rules and policies governing broadcasters’ DTV operations, including interference protection rules and various operating requirements. In that order the FCC established procedures for stations to elect the channel on which they will operate after the transition to digital television is complete. In most cases, stations will choose between their current analog channel and current DTV channel, provided that those channels are between channels 2 and 51. All of the Company’s TV stations except for WKMG have two channels that are within this range, and they have accordingly elected to operate on either their existing analog or digital channel. In WKMG’s case, only its analog channel is within this range and, because of technical issues related to its analog channel, WKMG is seeking another channel between channels 2 and 51 to use as its DTV channel when all-digital operations commence. All channel elections are subject to final FCC approval in a rulemaking proceeding that is expected to occur later in 2006 or in 2007.
The FCC has received comments in long-pending proceedings to determine what public interest obligations should apply to broadcasters’ DTV operations. Among other things, the FCC has asked whether it should require broadcasters to provide free time to political candidates, increase the amount of programming intended to meet the needs of minorities and women, and increase communication with the public regarding programming decisions. In November 2004 the FCC released a Report and Order adopting new obligations concerning children’s programming by digital television broadcasters (although some new obligations apply to the analog signals as well). Among other things, the FCC will require stations to air three hours of “core” children’s programming on their primary digital video stream and additional core children’s programming if they also broadcast free multicast video streams. The FCC is currently considering petitions for reconsideration with respect to these rules and accordingly has stayed their effectiveness.
Effective January 1, 2006, the FCC increased the amount of programming aired on broadcast stations which must contain closed captioning. As of that date, all programming aired between 6 a.m. and 2 a.m. must be captioned unless the programming or programming provider falls within one of several exemptions. Network programming is closed captioned when delivered to network affiliates for broadcast, but the cost of captioning locally originated and certain syndicated programming must be borne by the broadcast stations themselves.
Pursuant to the “must-carry” requirements of the Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”), a commercial television broadcast station may, under certain circumstances, insist on carriage of its analog signal on cable systems serving the station’s market area. Alternatively, such stations may elect, at three-year intervals that began in October 1993, to forego must-carry rights and insist instead that their signals not be carried without their prior consent pursuant to a retransmission consent agreement. Stations that elect retransmission consent may negotiate for compensation from cable systems in the form of such things as mandatory advertising purchases by the system operator, station promotional announcements on the system, and cash payments to the station. The analog signal of each of the Company’s television stations is being carried on all of the major cable systems in the stations’ respective local markets pursuant to retransmission consent agreements. The Satellite Home Viewer Improvement Act of 1999 gave commercial television stations similar rights to elect either must-carry or retransmission consent with respect to the carriage of their analog signals on direct broadcast satellite (“DBS”) systems that choose to provide “local-into-local” service (i.e., to distribute the signals of local television stations to viewers in the local market area). Stations made their first DBS
2005 FORM 10-K

carriage election in July 2001, with subsequent elections occurring at three-year intervals beginning in October 2005. The analog signal of each of the Company’s television stations is being carried by DBS providers EchoStar and DirecTV on a local-into-local basis pursuant to retransmission consent agreements.
In 2001 the FCC issued an order governing the mandatory carriage of DTV signals by cable television operators. The FCC decided that, pending further inquiry, only stations that broadcast in a DTV-only mode would be entitled to mandatory carriage of their DTV signals. In February 2005 the FCC issued another order in the same proceeding affirming its earlier decision and thus declined to require cable television operators to simultaneously carry both the analog and digital signals of television broadcast stations. In the same 2005 order, the FCC affirmed an earlier decision that only a single stream of video (that is, a single channel of programming), rather than a television broadcast station’s entire DTV signal, is eligible for mandatory carriage by cable television operators. (In a pending proceeding, the FCC has sought comment on how it should apply digital signal carriage rules to DBS providers.) Thus, at present, a television station wishing to insure that cable operators carry both the analog and digital signals of the station, and all of the program streams that may be present in the station’s digital signal, can achieve those objectives only if it is able to negotiate appropriate transmission consent agreements with cable operators. Cable operators are required to carry the portion of the DTV signal of any DTV station eligible for mandatory carriage in the same format in which the signal was originally broadcast. Thus, an HDTV video stream eligible for mandatory carriage must be carried in HDTV format by cable operators. However, it is still unclear whether cable operators will be required to insure that their set-top boxes are capable of passing DTV signals in their full definition to the consumer’s DTV receiver. As noted previously, all of the Company’s television stations are transmitting both analog and digital broadcasting signals; most of those stations’ digital signals are being carried on at least some local cable systems pursuant to retransmission consent agreements.
The Communications Act requires the FCC to review its broadcast ownership rules periodically and to repeal or modify any rule it determines is no longer in the public interest. In June 2003, following such a review, the FCC modified its national television ownership limit to permit a broadcast company to own an unlimited number of television stations as long as the combined service areas of such stations do not include more than 45% of nationwide television households, an increase from the previous limit of 35%. Subsequently, legislation was enacted that fixed the national ownership limit at 39% of nationwide television households and removed the national ownership limit from the periodic FCC review process.
In 1999 the FCC amended its local television ownership rule to permit one company to own two television stations in the same market if there are at least eight independently owned full-power television stations in that market (including non-commercial stations and counting the co-owned stations as one), and if at least one of the co-owned stations is not among the top four ranked television stations in that market. The FCC also decided to permit common ownership of stations in a single market where one of the stations is failing or unbuilt. These rule changes permitted increases in the concentration of station ownership in local markets, and all of the Company’s stations are now competing against two-station combinations in their respective markets.
In June 2003 the FCC issued an order that modified several of its local broadcast ownership rules. In its decision, the FCC expanded the circumstances under which co-ownership of two television stations in a market is permitted, and provided that in a market with 18 or more television stations, one entity may own up to three television stations. The FCC retained, however, the requirement that a single entity may not own more than one of the top four ranked television stations in a market. Waivers of these local ownership limits would be available where a station is failing and under certain other circumstances. In addition to the changes to its local television ownership rules, the FCC liberalized its restrictions on owning a combination of radio stations, television stations, and daily newspapers in the same market, allowing, for example, one entity to own a daily newspaper and a TV station in the same market as long as there are four or more television stations in the market. The FCC’s decision to adopt these new rules, however, was appealed to the U.S. Court of Appeals for the Third Circuit, and that court stayed the effectiveness of the new rules pending the outcome of the appeal. Subsequently, the Third Circuit held that the FCC did not adequately justify its revised rules, remanded the case to the FCC for further proceedings, and held that the stay would remain in effect pending the outcome of the remand. The FCC has not yet instituted remand proceedings, nor has it resolved long-pending petitions for reconsideration of the revised rules. In the interim, the former local ownership and cross-ownership rules remain in effect.
The Bipartisan Campaign Reform Act of 2002 imposed various restrictions both on contributions to political parties during federal elections and on certain broadcast, cable television and DBS advertisements that refer to a candidate for federal office. Those restrictions may have the effect of reducing the advertising revenues of the Company’s television stations during campaigns for federal office below the levels that otherwise would be realized in the absence of such restrictions.
The FCC is conducting proceedings dealing with various issues in addition to those described elsewhere in this section, including proposals to modify its regulations relating to the ownership and operation of cable television systems (which

THE WASHINGTON POST COMPANY

regulations are in the section titled “Cable Television Operations”), and proposals that could affect the development of alternative video delivery systems that would compete in varying degrees with both cable television and television broadcasting operations.
The Company is unable to determine what impact the various rule changes and other matters described in this section may ultimately have on the Company’s television broadcasting operations.
Magazine Publishing
Newsweek
Newsweek is a weekly news magazine published both domestically and internationally by Newsweek, Inc., another subsidiary of the Company. In gathering, reporting and writing news and other material for publication, Newsweek maintains news bureaus in 8 U.S. and 11 foreign cities.
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
Newsweek is sold on newsstands and through subscription mail order sales derived from a number of sources, principally direct mail promotion. The basic one-year subscription price is $41.08. Most subscriptions are sold at a discount from the basic price. Newsweek’s newsstand cover price has been $3.95 per copy since 2001.
Newsweek’s published advertising rates are based on its average weekly circulation rate base and are competitive with those of the other weekly news magazines. As is common in the magazine industry, advertising typically is sold at varying discounts from Newsweek’s published rates. Effective with the January 10, 2005 issue, Newsweek’s published national advertising rates for all categories of such advertising were increased by an average of approximately 5.0%. Beginning with the issue dated January 7, 2006, such rates were increased again, also by an average of approximately 5.0%.
Internationally, Newsweek is published in a Europe, Middle East and Africa edition; an Asia edition covering Japan, Korea and south Asia; and a Latin American edition; all of which are in the English language. Editorial copy solely of domestic interest is eliminated in the international editions and is replaced by other international, business or national coverage primarily of interest abroad. Newsweek estimates that the combined average weekly paid circulation for these English-language international editions of Newsweek in 2005 was approximately 570,000 copies.
Since 1984 a section of Newsweek articles has been included in The Bulletin, an Australian weekly news magazine which also circulates in New Zealand. A Japanese-language edition of Newsweek, Newsweek Nihon Ban, has been published in Tokyo since 1986 pursuant to an arrangement with a Japanese publishing company which translates editorial copy, sells advertising in Japan and prints and distributes the edition. Newsweek Hankuk Pan, a Korean-language edition of Newsweek, began publication in 1991 pursuant to a similar arrangement with a Korean publishing company. Newsweek en Español, a Spanish-language edition of Newsweek which has been distributed in Latin America since 1996, is currently being published under an agreement with a Mexico-based company which translates editorial copy, prints and distributes the edition and jointly sells advertising with Newsweek. Newsweek Bil Logha Al-Arabia, an Arabic-language edition of Newsweek, began publication in 2000 under a similar arrangement with a Kuwaiti publishing company. Pursuant to agreements with local subsidiaries of a German publishing company, Newsweek Polska, a Polish-language newsweekly, began publication in 2001, and Russky Newsweek, a Russian-language newsweekly, began publication in 2004. In addition to containing selected stories translated from Newsweek’s various U.S. and foreign editions, each of these magazines includes editorial content created by a staff of local reporters and editors. Under an agreement with a Hong Kong-based publisher, Newsweek Select, a Chinese-language magazine based primarily on selected content translated from Newsweek’s U.S. and international editions, has been distributed in Hong Kong since 2003 and in mainland China since 2004. Newsweek estimates that the combined average weekly paid circulation of The Bulletin insertions and the various foreign-language international editions of Newsweek was approximately 697,000 copies in 2005.
The online version of Newsweek, which includes stories from Newsweek’s print edition as well as other material, has been a co-branded feature on the MSNBC.com website since 2000. This feature is being produced by Washingtonpost.Newsweek Interactive, another subsidiary of the Company.
2005 FORM 10-K

Arthur Frommer’s Budget Travel magazine, another Newsweek publication, was published ten times during 2005 and had an average paid circulation of more than 500,000 copies. Budget Travel is headquartered in New York City and has its own editorial staff. This magazine’s website is also being produced by Washingtonpost.Newsweek Interactive.
PostNewsweek Tech Media
This division of Post-Newsweek Media, Inc. publishes controlled-circulation trade periodicals and produces trade shows, conferences and online information services for the government information technology industry.
Specifically, PostNewsweek Tech Media publishes Government Computer News, a news magazine published 34 times per year serving government managers who buy information technology products and services; Washington Technology, a twice-monthly magazine of market news and analysis for government information technology systems integrators; and Government Leader, a magazine published six times a year serving government technology, finance, human resources and procurement managers. Government Computer News, Washington Technology and Government Leader have circulations of about 100,000, 40,000 and 72,000 copies, respectively. In January 2006 PostNewsweek Tech Media launched Defense Systems, a six-times-a-year publication that serves communications and information technology managers in the defense and intelligence communities. All of PostNewsweek Tech Media’s publications have companion websites and offer at least one e-mail newsletter.
PostNewsweek Tech Media also produces the FOSE trade show, which is held each spring in Washington, D.C. for information technology decision makers in government. This division also produces a number of smaller conferences and events, including awards dinners honoring leading individuals and companies in the government information technology community.
Cable Television Operations
At the end of 2005 the Company (through its Cable One subsidiary) provided cable service to approximately 689,200 basic video subscribers (representing about 54% of the 1,288,000 homes passed by the systems) and had in force approximately 214,400 subscriptions to digital video service and 234,100 subscriptions to cable modem service. Digital video and cable modem services are each available in markets serving virtually all of Cable One’s subscriber base. Among the digital video services offered by Cable One is the delivery of certain premium, cable network and local over-the-air channels in HDTV.
On August 29, 2005, portions of the Company’s cable systems on the Gulf Coast of Mississippi, which systems together served about 94,000 basic video subscribers, were seriously damaged by Hurricane Katrina. Service has been restored in most of the damaged areas and restoration efforts are continuing. As a result of this storm, the number of homes passed by Cable One’s systems at the end of 2005 was reduced by approximately 30,000 homes and the number of basic video subscribers was reduced by approximately 21,400 subscribers (with comparable proportional reductions in the number of subscriptions to the other services offered by Cable One).
The Company’s cable systems are located in 19 Midwestern, Southern and Western states and typically serve smaller communities: Thus 10 of the Company’s current systems pass fewer than 10,000 dwelling units, 34 pass 10,000-50,000 dwelling units, and 4 pass more than 50,000 dwelling units. The two largest clusters of systems (which each currently serve more than 70,000 basic video subscribers) are located on the Gulf Coast of Mississippi and in the Boise, Idaho area.
Regulation of Cable Television and Related Matters
The Company’s cable operations are subject to various requirements imposed by local, state and federal governmental authorities. As a condition to their ability to operate, the Company’s cable systems have been required to obtain franchises granted by local governmental authorities. Those franchises typically are nonexclusive and limited in time, contain various conditions and limitations and provide for the payment of fees to the local authority, determined generally as a percentage of revenues. Additionally, those franchises often regulate the conditions of service and technical performance and contain various types of restrictions on transferability. Failure to comply with all of the terms and conditions of a franchise may give rise to rights of termination by the franchising authority.
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

THE WASHINGTON POST COMPANY

In 1993 the FCC adopted a “freeze” on rate increases for the basic tier of cable service (i.e., the tier that includes the signals of local over-the-air stations and any public, educational or governmental channels required to be carried under the applicable franchise agreement) and for optional tiers (although the freeze on rate increases for optional tiers expired in 1999). Later in 1993 the FCC promulgated benchmarks for determining the reasonableness of rates for regulated services. The benchmarks provided for a percentage reduction in the rates that were in effect when the benchmarks were announced. Pursuant to the FCC’s rules, cable operators can increase their benchmarked rates for regulated services to offset the effects of inflation, equipment upgrades, and higher programming, franchising and regulatory fees. Under the FCC’s approach, cable operators may exceed their benchmarked rates if they can show in a cost-of-service proceeding that higher rates are needed to earn a reasonable return on investment, which the Commission established in 1994 to be 11.25%. The FCC’s rules also permit franchising authorities to regulate equipment rentals and service and installation rates on the basis of a cable operator’s actual costs plus an allowable profit, which is calculated from the operator’s net investment, income tax rate and other factors.
Among other things, the Telecommunications Act of 1996 altered the preexisting regulatory environment by expanding the definition of “effective competition” (a condition that precludes any regulation of the rates charged by a cable system), terminating rate regulation for some small cable systems, and sunsetting the FCC’s authority to regulate the rates charged for optional tiers of service (which authority expired in 1999). Although the FCC has confirmed that some of the cable systems owned by the Company fall within the effective-competition exemption and the Company believes that other of its systems also qualify for that exemption, monthly subscription rates charged by many of the Company’s cable systems for the basic tier of cable service, as well as rates charged for equipment rentals and service calls, are still subject to regulation by municipalities, subject to procedures and criteria established by the FCC. However, rates charged by cable television systems for tiers of service other than the basic tier, for pay-per-view and per-channel premium program services, for digital video and cable modem services, and for advertising are all currently exempt from regulation.
As previously discussed in the section titled “Television Broadcasting,” under the “must-carry” requirements of the 1992 Cable Act, a commercial television broadcast station may, subject to certain limitations, insist on carriage of its signal on cable systems located within the station’s market area. Similarly, a noncommercial public station may insist on carriage of its signal on cable systems located either within the station’s predicted Grade B signal contour or within 50 miles of a reference point in a station’s community designated by the FCC. As a result of these obligations (the constitutionality of which has been upheld by the U.S. Supreme Court), certain of the Company’s cable systems have had to carry broadcast stations that they might not otherwise have elected to carry, and the freedom the Company’s systems would otherwise have to drop signals previously carried has been reduced.
Also as explained in that section, at three-year intervals beginning in October 1993 commercial broadcasters have had the right to forego must-carry rights and insist instead that their signals not be carried by cable systems without their prior consent. Under legislation enacted in 1999, Congress barred broadcasters from entering into exclusive retransmission consent agreements through 2006. In November 2004 Congress extended the ban on exclusive retransmission consent agreements until the end of 2010. The Company’s cable systems are currently carrying all of the stations that insisted on retransmission consent. In doing so, no agreements have been made to pay any station for the privilege of carrying its signal. However, in a limited number of cases commitments have been made to carry other program services offered by a station or an affiliated company, to purchase advertising on a station, or to provide advertising availabilities on cable to a station.
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
Various other provisions in current federal law may significantly affect the costs or profits of cable television systems. These matters include a prohibition on exclusive franchises, restrictions on the ownership of competing video delivery services, a variety of consumer protection measures, and various regulations intended to facilitate the development of competing video delivery services. Other provisions benefit the owners of cable systems by restricting regulation of cable television in many significant respects, requiring that franchises be granted for reasonable periods of time, providing various remedies and safeguards to protect cable operators against arbitrary refusals to renew franchises, and limiting franchise fees to 5% of a cable system’s gross revenues from the provision of cable service (which for this purpose includes digital video service but does not include cable modem service).
2005 FORM 10-K

Apart from its authority under the 1992 Cable Act and the Telecommunications Act of 1996, the FCC regulates various other aspects of cable television operations. Since 1990 cable systems have been required to black out from the distant broadcast stations they carry syndicated programs for which local stations have purchased exclusive rights and requested exclusivity. Other long-standing FCC rules require cable systems to delete under certain circumstances duplicative network programs broadcast by distant stations. The FCC also imposes certain technical standards on cable television operators, exercises the power to license various microwave and other radio facilities frequently used in cable television operations, and regulates the assignment and transfer of control of such licenses. In addition, pursuant to the Pole Attachment Act, the FCC exercises authority to disapprove unreasonable rates charged to cable operators by most telephone and power utilities for utilizing space on utility poles or in underground conduits. However the Pole Attachment Act does not apply to poles and conduits owned by municipalities or cooperatives. Also, states can reclaim exclusive jurisdiction over the rates, terms and conditions of pole attachments by certifying to the FCC that they regulate such matters, and several states in which the Company has cable operations have so certified. A number of cable operators (including the Company’s Cable One subsidiary) are using their cable systems to provide not only television programming but also Internet access. In 2002 the U.S. Supreme Court ruled that the FCC’s authority under the Pole Attachment Act extends to all pole attachments by cable operators, including those attachments used to provide Internet access. Thus, except where individual states have assumed regulatory responsibility or where poles or conduits are owned by a municipality or cooperative, the rates charged for pole or conduit access by cable companies are subject to FCC rate regulation regardless of whether or not the cable companies are providing Internet access in addition to the delivery of television programming.
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
The Telecommunications Act of 1996 permits telephone companies to offer video programming services in areas where they provide local telephone service, and over the past decade telephone companies have pursued multiple strategies to enter the multichannel video programming delivery market, yet to date they serve only a relatively small number of subscribers. Some telephone companies, including AT&T (formerly SBC) and smaller companies serving rural areas, have partnered with DBS operators to resell a DBS service to telephone customers. Other telephone companies have obtained traditional cable franchise agreements and built their own cable systems. During 2005, Verizon, the second-largest local telephone company in the country, obtained cable franchises in a few states and announced plans to obtain cable franchises covering most of its service territory. Verizon plans to use a fiber-to-the-home technology that will enable it to deliver high-speed data and Internet access, voice over Internet Protocol (VoIP), and a variety of video services including video-on-demand. Verizon’s cable systems would be regulated in a manner similar to the Company’s cable systems. AT&T, on the other hand, is proposing to deploy a type of system developed by Microsoft called Internet Protocol Television (IPTV) that uses basic Internet protocol technology to deliver video programming. An IPTV system stores the video programming on a local computer server and delivers to consumers just the content they request using the last-mile copper wire that also provides conventional telephone service. BellSouth has announced that it also will deploy IPTV systems to deliver video programming. AT&T has taken the position before the FCC that this new offering does not require a local franchise because AT&T is not providing a “cable service,” as that term is defined in federal law, but rather is using IPTV technology to deliver an “information service,” which by law is not subject to regulation by state and local governments. The FCC has yet to rule on AT&T’s argument. In the meantime, telephone companies have urged the adoption of state-wide or national franchise rules, in order to circumvent the need for local franchise approvals before they can offer video service. In August 2005 the State of Texas enacted a law that enables Verizon, AT&T and others to offer cable service within the state without obtaining local government approvals. Verizon already has begun offering cable service in some Texas communities, and AT&T has begun a beta-test of its IPTV system in Texas. A number of other states are considering similar legislation. At the same time, the telephone companies have asked Congress to pass legislation establishing a national franchise for certain types of video delivery systems. The prospect of this legislation is uncertain, but

THE WASHINGTON POST COMPANY

if passed it could accelerate the development of duplicative cable facilities. In addition, the FCC in November 2005 initiated a proceeding seeking information on whether local governments are managing the franchising process in a manner that facilitates entry by new companies.
At various times during the last decade, the FCC adopted rule changes intended to facilitate the development of multichannel multipoint distribution systems, also known as “wireless cable” or “MMDS,” a video and data service that is capable of distributing approximately 30 television channels in a local area by over-the-air microwave transmission using analog technology and a greater number of channels using digital compression technologies. The use of digital technology and a 1998 change in the FCC’s rules to permit reverse path transmission over wireless facilities also make it possible for such systems to deliver additional services, including Internet access. In 2004, to facilitate provision of wireless broadband services, the FCC adopted an order reconfiguring the 2.5 gigahertz band in which the MMDS services are licensed. Since that decision, many of these licensees (now referred to by the FCC as Broadband Radio Service licensees) have announced that they will use the spectrum to deliver broadband Internet access and will no longer seek to provide video distribution services. Over the past decade, the FCC also has made other spectrum available for other video distribution services, including Local Multipoint Distribution Service (“LMDS”) in the 31 gigahertz band and Multichannel Video Distribution and Data Service (“MVDDS”) in the 12.2–12.7 gigahertz band, but the Company believes that none of these systems are yet in operation in any of the areas where the Company provides cable service. Like DBS operators, providers of these services would not be required to obtain franchises from local governmental authorities and generally would operate under fewer regulatory requirements than conventional cable systems.
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
In 2002 the FCC issued a declaratory ruling classifying cable modem service as an “information service.” Concurrently, the FCC issued a notice of proposed rulemaking to consider the regulatory implications of this classification. Among the issues raised in that proceeding are whether local authorities can require cable operators to provide competing Internet service providers with access to the cable operators’ facilities, the extent to which local authorities can regulate cable modem service, and whether local authorities can impose fees on the provision of cable modem service. In 2003 the U.S. Court of Appeals for the Ninth Circuit, on an appeal from the FCC’s declaratory ruling noted above, ruled that cable modem service is partly an “information service” and partly a “telecommunications service.” In June 2005 the U.S. Supreme Court reversed the Ninth Circuit and held that the FCC’s classification of cable modem service as an “information service” was a reasonable interpretation of the statute. As a result, cable modem service is not subject to the full panoply of regulations applied to “telecommunications services” or to “cable services” under the Communications Act, nor is it subject to state or local government regulation. In the wake of the Supreme Court’s decision, the FCC ruled in August 2005 that a telephone company’s offering of digital subscriber line (“DSL”) Internet access service is also an “information service.” At that time, the FCC adopted a general policy statement that the providers of cable modem and DSL services should not interfere with the use of the Internet by their customers, but it declined to adopt any specific rules in that regard. However, the FCC also initiated a rulemaking on what consumer protection requirements should apply in the context of cable modem and DSL services. That rulemaking is currently pending and its outcome is uncertain. The Company’s Cable One subsidiary currently offers Internet access on virtually all of its cable systems and is the sole Internet service provider on those systems. The Court’s decision affirming the FCC’s classification of cable modem service removes some uncertainty surrounding the Company’s ability to deliver Internet access without facing substantially increased
2005 FORM 10-K

regulatory burdens, although the FCC could still propose regulations that might restrict the Company’s future ability to modify the way it provides cable modem service.
Cable companies and others have begun to offer telephone service using a technology known as voice over Internet protocol (VoIP) which permits users to make telephone calls over the Internet. Depending on their equipment and service provider, some VoIP subscribers can use a regular telephone (connected to an adaptor) to make and receive calls to or from anyone on the public network. The 1996 Act preempts state and local regulatory barriers to the offering of telephone service by cable companies and others, and the FCC has used that federal provision to preempt specific state laws that seek to regulate VoIP. Other provisions of the 1996 Act enable a competitor such as a cable company to exchange voice and data traffic with the incumbent telephone company and to purchase certain features at reduced costs, and these provisions have enabled some cable companies to offer a competing telephone service. Earlier this year, the FCC ruled that a VoIP provider that enables its customers to make calls to and from persons that use the public switched telephone network must provide its customers with the same “enhanced 911” or “E911” features that traditional telephone and wireless companies are obligated to provide. This decision has been challenged on appeal, though VoIP providers in the meantime have been required to comply, including by ceasing to offer VoIP services in areas where they cannot ensure E911 compliance. The FCC took another step in extending certain requirements to cable modem providers by ruling that Internet access providers and VoIP providers are subject to the requirements of the Communications Assistance for Law Enforcement Act (CALEA), which requires covered carriers and their equipment suppliers to deploy equipment that law enforcement can readily access for lawful wiretap purposes. The FCC ruling, if upheld on appeal, means that cable modem (and DSL) providers and VoIP companies all would be subject to CALEA’s requirements. It is difficult at this time to gauge the cost of compliance, since the FCC has not finished writing those rules, but the Company’s cable modem operations are likely to incur additional non-recurring and recurring costs to comply with CALEA. During 2004 some states sought to regulate VoIP service pursuant to their common carrier jurisdiction, but VoIP providers challenged these actions before the FCC. Later in 2004, the FCC ruled that VoIP services are interstate services subject exclusively to the FCC’s federal jurisdiction. This decision, if upheld on appeal (consumer groups and some state regulatory commissions have filed an appeal), is significant because it includes VoIP offered by cable systems as within the scope of activities that are not subject to state telecommunications regulation. Legislation also has been introduced in Congress to accomplish the same objective, though the prospect for passage of such legislation is uncertain.
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
Education
Kaplan, Inc., a subsidiary of the Company, provides an extensive range of educational services for children, students and professionals. Kaplan’s historical focus on test preparation has been expanded as new educational and career services businesses have been acquired or initiated. The Company divides Kaplan’s various businesses into two categories: supplemental education, which consists of the Test Preparation and Admissions Division, the Professional Division, Score! Educational Centers, and FTC Kaplan Limited (formerly known as The Financial Training Company); and higher education, which consists of Kaplan’s Higher Education Division and several companies that provide higher education services outside the U.S.
Through its Test Preparation and Admissions Division, Kaplan prepares students for a broad range of admissions and licensing examinations, including the SAT, LSAT, GMAT, MCAT, GRE, and nursing and medical boards. This business can be subdivided into four categories: K–12 (serving schools and school districts seeking assistance in improving student performance using print- and computer-based supplemental programs, preparing students for state assessment tests and for the SAT and ACT, providing curriculum consulting services and providing professional training for teachers); Graduate and Pre-College (serving high school and college students and professionals, primarily with preparation for admissions tests to college and to graduate, medical and law schools); Medical (serving medical professionals preparing for licensing exams); and English Language Training (serving foreign students and professionals wishing to study or work in the U.S.). Many of this division’s test preparation courses have been available to students via the Internet since 1999.

THE WASHINGTON POST COMPANY

During 2005 the Test Preparation and Admissions Division provided courses to over 280,000 students (including over 80,000 enrolled in online programs) and provided courses at 161 permanent centers located throughout the United States and in Canada, Puerto Rico, Mexico, London and Paris. In addition, Kaplan licenses material for certain of these courses to third parties who during 2005 offered test prep courses at 39 locations in 14 foreign countries. The Test Preparation and Admissions Division also is the co-publisher with Simon & Schuster of 187 book titles, predominantly in the areas of test preparation, admissions and career guidance, and develops educational software for the K–12, graduate and English-as-a-second-language markets which is sold through an arrangement with a third party that is responsible for production and distribution. This division also produces a college newsstand guide in conjunction with Newsweek.
Acquired in 2005 and included in Kaplan’s Test Preparation and Admissions division is The Kidum Group, which is a provider of test preparation and English-as-a-second-language courses in Israel. During 2005 the Kidum Group provided courses to over 40,000 students at 49 permanent centers located throughout Israel.
Kaplan’s Professional Division offers continuing education, certification, licensing, exam preparation and professional development to corporations and to individuals seeking to advance their careers in a variety of disciplines. This division includes Kaplan Financial (formerly known as Dearborn Financial Services), a provider of continuing education and test preparation courses for financial services and insurance industry professionals; Dearborn Publishing, publisher of a variety of business and real estate books as well as printed and online course materials for licensing, test preparation and continuing education in the real estate, architecture, home inspection, engineering and construction industries; The Schweser Study Program, a provider of test preparation courses for the Chartered Financial Analyst and Financial Risk Manager examinations; Kaplan CPA, which offers test preparation courses for the Certified Public Accounting Exam; Kaplan Professional Schools, a provider of courses for real estate, financial services and home inspection licensing examinations as well as continuing education in those areas; Perfect Access Speer, a provider of software consulting and software training products, primarily to the legal profession; and Kaplan IT, which offers online test preparation courses for technical certifications in the information technology industry. The courses offered by Kaplan’s Professional Division are provided in various formats (including classroom-based instruction, online programs, printed study guides, in-house training and audio CD’s) and at a wide range of per-course prices. During 2005 this division sold approximately 500,000 courses and separately priced course components to students (who in some subject areas typically purchase more than one course component offered by the division). In April 2005 Kaplan acquired BISYS Education Services, a provider of regulatory compliance tracking software and services for financial service and insurance firms. BISYS Education Services subsequently became part of Kaplan Financial.
Kaplan’s Score! Educational Centers offer computer-based learning and individualized tutoring for children from pre-K through the 10th grade. In 2005 this business provided after-school educational services through 168 Score centers located in various areas of the United States to more than 80,000 students. Score’s services are provided in facilities separate from Kaplan’s test preparation centers.
FTC Kaplan Limited (“FTC”), formerly known as The Financial Training Company, is a U.K.-based provider of training and test preparation services for accounting and financial services professionals. At year-end 2005, FTC was the publisher of more than 200 textbooks and manuals and during the year had provided courses to over 40,000 students. Headquartered in London, FTC has 22 training centers around the United Kingdom as well as operations in Hong Kong, Shanghai and Singapore.
The Higher Education Division of Kaplan currently consists of 75 schools in 19 states that provide classroom-based instruction and three institutions that specialize in distance education. The schools providing classroom-based instruction offer a variety of bachelor degree, associate degree and diploma programs primarily in the fields of healthcare, business, paralegal studies, information technology, criminal justice and fashion and design. These schools were serving more than 34,000 students at year-end 2005 (which total includes the classroom-based programs of Kaplan University), with approximately 40% of such students enrolled in accredited bachelor or associate degree programs. Each of these schools has its own accreditation from one of several regional or national accrediting agencies recognized by the U.S. Department of Education. The institutions that specialize in distance education are Kaplan University, Concord Law School and The College for Professional Studies. Kaplan University offers various master degree, bachelor degree, associate degree and certificate programs, principally in the fields of management, criminal justice, paralegal studies, information technology, financial planning, nursing and education, and is accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools. Some of Kaplan University’s programs are offered online while others are offered in a traditional classroom format at the school’s Davenport, Iowa campus. At year-end 2005, Kaplan University had approximately 24,000 students enrolled in online programs. Concord Law School, the nation’s first online law school, offers Juris Doctor and Executive Juris Doctor degrees wholly online (the Executive Juris Doctor degree program is designed for individuals who do not intend to practice law). At year-end 2005, approximately 1,500 students were
2005 FORM 10-K

enrolled at Concord. Concord is accredited by the Accrediting Commission of the Distance Education and Training Council and has received operating approval from the California Bureau of Private Post-Secondary and Vocational Education. Concord also has complied with the registration requirements of the State Bar of California; graduates are, therefore, able to apply for admission to the California Bar. The College for Professional Studies, which had approximately 300 students enrolled at year-end 2005, offers bachelor and associate degree and diploma correspondence programs in the fields of legal nurse consulting, paralegal studies and criminal justice; however, that school is no longer enrolling students and will discontinue operations at the end of 2006.
Dublin Business School (“DBS”) is an undergraduate and graduate institution located in Dublin, Ireland, with a satellite location in Kuala Lumpur, Malaysia. DBS offers various undergraduate and graduate degree programs in business and the liberal arts. At year-end 2005, DBS was providing courses to approximately 4,000 students.
In May 2005 Kaplan acquired Asia Pacific Management Institute (“APMI”), which is headquartered in Singapore and has a satellite location in Hong Kong. APMI provides students with the opportunity to earn undergraduate and graduate degrees, principally in business-related subjects, offered by affiliated educational institutions in Australia, the United Kingdom and the United States. APMI had more than 3,000 students enrolled at year-end 2005.
Kaplan acquired Holborn College in November 2005. Holborn is located in London and offers various pre-university, undergraduate, post-graduate and professional programs, primarily in law and business, with its students receiving degrees from affiliated universities in the United Kingdom. Most of Holborn’s students come from outside the United Kingdom and the European Union. At year-end 2005, Holborn was providing courses to approximately 1,500 students.
One of the ways a foreign national wishing to enter the United States to study may do so is to obtain an F-1 student visa. For many years, most of Kaplan’s Test Preparation and Admissions Division centers in the United States have been authorized by what is now the U.S. Citizenship and Immigration Services (the “USCIS”) to issue certificates of eligibility to prospective students to assist them in applying for F-1 visas through a U.S. Embassy or Consulate. Under an administrative program that became effective early in 2003, educational institutions are required to report electronically to the USCIS specified enrollment, departure and other information about the F-1 students to whom they have issued certificates of eligibility. Kaplan has certified 137 of its U.S. Test Preparation and Admissions Division centers to participate in this program. Once certified, a center must apply for recertification every two years. During 2005 students holding F-1 visas accounted for approximately 2.1% of the enrollment at Kaplan’s Test Preparation and Admissions Division and an insignificant number of students at Kaplan’s Higher Education Division.
Title IV Federal Student Financial Aid Programs
Funds provided under the student financial aid programs that have been created under Title IV of the Higher Education Act of 1965, as amended, historically have been responsible for a majority of the net revenues of the schools in Kaplan’s Higher Education Division accounting, for example, for slightly more than $500 million of the revenues of such schools for the Company’s 2005 fiscal year. The significant role of Title IV funding in the operations of these schools is expected to continue.
Title IV programs encompass various forms of student loans with the funds being provided either by the federal government itself or by private financial institutions with a federal guaranty protecting the institutions against the risk of default. In some cases the federal government pays part of the interest expense. Other Title IV programs offer non-repayable grants. Subsidized loans and grants are only available to students who can demonstrate financial need. During 2005 approximately 70% of the Title IV funds received by the schools in Kaplan’s Higher Education Division came from student loans and approximately 30% of such funds came from grants.
To maintain Title IV eligibility a school must comply with extensive statutory and regulatory requirements relating to its financial aid management, educational programs, financial strength, recruiting practices and various other matters. Among other things, the school must be licensed or otherwise authorized to offer its educational programs by the appropriate governmental body in the state or states in which it is located, be accredited by an accrediting agency recognized by the U.S. Department of Education (the “Department of Education”), and enter into a program participation agreement with the Department of Education.
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

THE WASHINGTON POST COMPANY

exceptional circumstances justifying its continued eligibility. Pursuant to another program requirement, any for-profit postsecondary institution (a category that includes all of the schools in Kaplan’s Higher Education Division) will lose its Title IV eligibility for at least one year if more than 90% of that institution’s receipts for any fiscal year are derived from Title IV programs.
The Title IV program regulations also provide that not more than 50% of an eligible institution’s courses can be provided online and that, in some cases, not more than 50% of an eligible institution’s students can be enrolled in online courses. Those regulations also impose certain other requirements intended to insure that individual programs (including online programs) eligible for Title IV funding include minimum amounts of instructional activity. However, Kaplan University is a participant in the Distance Education Demonstration Program of the Department of Education and as a result is exempt from the foregoing requirements until at least June 30, 2006. Moreover, legislation enacted in February 2006 repealed the 50% rules described above effective July 1, 2006, for institutions like Kaplan University whose online programs are approved by an accrediting agency recognized by the Department of Education for that purpose.
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
Pursuant to Title IV program regulations, a school that undergoes a change in control must be reviewed and recertified by the Department of Education. Certifications obtained following a change in control are granted on a provisional basis that permits the school to continue participating in Title IV programs but provides fewer procedural protections if the Department of Education asserts a material violation of Title IV requirements. In accordance with Department of Education regulations, a number of the schools in Kaplan’s Higher Education Division are combined into groups of two or more schools for the purpose of determining compliance with Title IV requirements. Including schools that are not combined with other schools for that purpose, the Higher Education division has 39 Title IV reporting units; of these 13 reporting units have been provisionally certified, while the remaining 26 are fully certified.
Of the 39 Title IV reporting units in Kaplan’s Higher Education Division, the largest in terms of revenue accounted for approximately 28% of the Division’s 2005 revenues. If the Department of Education were to find that one reporting unit had failed to comply with any applicable Title IV requirement and as a result limited, suspended or terminated the Title IV eligibility of the school or schools in that reporting unit, that action normally would not affect the Title IV eligibility of the schools in other reporting units that had continued to comply with Title IV requirements. For the most recent year for which data is available from the Department of Education, the cohort default rate for the Title IV reporting units in Kaplan’s Higher Education Division averaged 8.5%, and no reporting unit had a cohort default rate of 25% or more. In 2005 those reporting units derived an average of less than 83% of their receipts from Title IV programs, with no unit deriving more than 87.4% of its receipts from such programs.
No proceeding by the Department of Education is currently pending to fine any Kaplan school for a failure to comply with any Title IV requirement, or to limit, suspend or terminate the Title IV eligibility of any Kaplan school. However during 2005 a Kaplan school in Texas was unable to satisfy certain state licensing requirements that applied to two of its associate degree programs and as a result had to discontinue those programs, return approximately $400,000 in Title IV funds and refund certain other tuition payments. Also, as noted previously, to remain eligible to participate in Title IV programs a school must maintain its accreditation by an accrediting agency recognized by the Department of Education. At the present time schools in four of Kaplan’s Title IV reporting units (which collectively accounted for approximately 6% of the Title IV funds received in 2005 by the schools in Kaplan’s Higher Education Division) have unresolved show cause orders issued against them by their respective accrediting agencies. Such orders are issued when an accrediting agency is concerned that an institution may be out of compliance with one or more applicable accrediting standards, and gives the institution an opportunity to respond before any further action is taken. The institution may be able to demonstrate that the concern is unfounded, that the necessary corrective action has already been taken or that it has implemented an ongoing program that will resolve the concern. The agency may then vacate the order or continue the order pending the receipt of additional information or the achievement of specified objectives. If the agency’s concerns are not resolved to its satisfaction, it may then withdraw the institution’s accreditation.
No assurance can be given that the Kaplan schools currently participating in Title IV programs will maintain their Title IV eligibility in the future or that the Department of Education might not successfully assert that one or more of such schools have previously failed to comply with Title IV requirements.
All of the Title IV financial aid programs are subject to periodic legislative review and reauthorization. In addition, while Congress historically has not limited the amount of funding available for the various Title IV student loan programs, the
2005 FORM 10-K

availability of funding for the Title IV programs that provide for the payment of grants is wholly contingent upon the outcome of the annual federal appropriations process.
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
Other Activities
Bowater Mersey Paper Company
The Company owns 49% of the common stock of Bowater Mersey Paper Company Limited, the majority interest in which is held by a subsidiary of Bowater Incorporated. Bowater Mersey owns and operates a newsprint mill near Halifax, Nova Scotia, and also owns extensive woodlands that provide part of the mill’s wood requirements. In 2005 Bowater Mersey produced about 270,000 tons* of newsprint.
BrassRing
The Company beneficially owns a 49.4% equity interest in BrassRing LLC, an Internet-based hiring management company. The other principal members of BrassRing are the Tribune Company with a 26.9% interest; Gannett Co., Inc. with a 12.4% interest; and the venture capital firm Accel Partners with a 10.5% interest.
Production and Raw Materials
The Washington Post, Express and El Tiempo Latino are all produced at the printing plants of WP Company in Fairfax County, Virginia and Prince George’s County, Maryland. The Herald and The Enterprise Newspapers are produced at The Daily Herald Company’s plant in Everett, Washington, while The Gazette Newspapers and Southern Maryland Newspapers are printed at the commercial printing facilities owned by Post-Newsweek Media, Inc. (the PostNewsweek Media facilities also produced El Tiempo Latino prior to February 2006). Greater Washington Publishing’s periodicals are produced by independent contract printers with the exception of one periodical that is printed at one of the commercial printing facilities owned by Post-Newsweek Media, Inc. All PostNewsweek Tech Media publications are produced by independent contract printers.
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
In 2005 The Washington Post and Express consumed about 175,300 tons and 4,400 tons of newsprint, respectively. Such newsprint was purchased from a number of suppliers, including Bowater Incorporated, which supplied approximately 39% of the 2005 newsprint requirements for these newspapers. Although for many years some of the newsprint purchased by WP Company from Bowater Incorporated typically was provided by Bowater Mersey Paper Company Limited, since 1999 none of the newsprint delivered to WP Company has come from that source.
The announced price of newsprint (excluding discounts) was approximately $750 per ton throughout 2005. Discounts from the announced price of newsprint can be substantial, and prevailing discounts decreased throughout the year. The Company believes adequate supplies of newsprint are available to The Washington Post and the other newspapers published by the Company’s subsidiaries through contracts with various suppliers. More than 90% of the newsprint consumed by WP company’s printing plants includes recycled content. The Company owns 80% of the stock of Capitol Fiber Inc., which handles and sells to recycling industries old newspapers, paper and other recyclable materials collected in Washington, D.C., Maryland and northern Virginia.
In 2005 the operations of The Daily Herald Company and Post-Newsweek Media, Inc. consumed approximately 6,800 and 23,000 tons of newsprint, respectively, which were obtained in each case from various suppliers. Approximately

*	All references in this report to newsprint tonnage and prices refer to short tons (2,000 pounds) and not to metric tons (2,204.6 pounds), which are often used in newsprint quotations.

THE WASHINGTON POST COMPANY

95% of the newsprint used by The Daily Herald Company and 75% of the newsprint used by Post-Newsweek Media, Inc. includes recycled content. The domestic edition of Newsweek consumed about 29,000 tons of paper in 2005, the bulk of which was purchased from six major suppliers. The current cost of body paper (the principal paper component of the magazine) is approximately $995 per ton.
Over 90% of the aggregate domestic circulation of both Newsweek and Budget Travel is delivered by periodical (formerly second-class) mail; most subscriptions for such publications are solicited by either first-class or standard A (formerly third-class) mail; and all PostNewsweek Tech Media publications are delivered by periodical mail. Thus, substantial increases in postal rates for these classes of mail could have a significant negative impact on the operating income of these business units. Rate increases of approximately 5.4% for both periodical and first-class mail and 5.3% for standard A mail went into effect on January 8, 2006. These actions will have the effect of increasing annual postage costs by about $2.0 million at Newsweek and by nominal amounts at PostNewsweek Tech Media. On the other hand, since advertising distributed by standard A mail competes to some degree with newspaper advertising, the Company believes increases in standard A rates could have a positive impact on the advertising revenues of The Washington Post and the other newspapers published by the Company’s subsidiaries, although the Company is unable to quantify the amount of such impact.
Competition
The Washington Post competes in the Washington, D.C. metropolitan area with The Washington Times, a newspaper which has published weekday editions since 1982 and Saturday and Sunday editions since 1991. The Post also encounters competition in varying degrees from newspapers published in suburban and outlying areas; other nationally circulated newspapers; and from television, radio, magazines and other advertising media, including direct mail advertising. Express similarly competes with various other advertising media in its service area, including both daily and weekly free-distribution newspapers.
The websites produced by Washingtonpost.Newsweek Interactive face competition from many other Internet services (particularly in the case of washingtonpost.com from services that feature national and international news), as well as from alternative methods of delivering news and information. In addition, other Internet-based services, including search engines, are carrying increasing amounts of advertising, and such services could also adversely affect the Company’s print publications and television broadcasting operations, all of which rely on advertising for the majority of their revenues. National online classified advertising is becoming a particularly crowded field, with competitors such as Yahoo! and eBay aggregating large volumes of content into national classified or direct-shopping databases covering a broad range of product lines. Some nationally managed sites, such as Fandango and Weather.com also offer local information and services (in the case of those sites, movie information and tickets and local weather). In addition, major national search engines have entered local markets. For example, Google and Yahoo have launched local services which offer directory information for local markets with enhanced functionality such as mapping and links to reviews and other information. At the same time, other competitors are focusing on vertical niches in specific content areas. For example, AutoTrader.com and Autobytel.com aggregate national car listings; Realtor.com aggregates national real estate listings; while Monster.com, Yahoo! Hotjobs (which is owned by Yahoo!) and CareerBuilder.com (which is jointly owned by Gannett, Knight-Ridder and Tribune Co.) aggregate employment listings. All of these vertical-niche sites can be searched for local listings, typically by using zip codes. Finally, several new services have been launched in the past several years that have challenged established business models. Many of these are free classified sites, one of which is craigslist.com. In addition, the role of the free classified board as a center for community information has been expanded by “hyper local” neighborhood sites such as dcurbanmom.com (which provides community information to mothers in the DC Metro area) and backfence.com (which offers community information about McLean and Reston, Virginia as well as Bethesda, Maryland). Some free classified sites, such as Oodle and Indeed, feature databases populated with listings indexed from other publishers’ classified sites. Google Base is taking a somewhat different approach and is accepting free uploads of any type of structured data, from classified listings to an individual’s favorite recipes. For its part, Slate competes for readers with many other political and lifestyle publications, both online and in print, and competes for advertising revenue with those publications as well as with a wide variety of other print publications and online services, as well as with other forms of advertising.
The Herald circulates principally in Snohomish County, Washington; its chief competitors are the Seattle Times and the Seattle Post-Intelligencer, which are daily and Sunday newspapers published in Seattle and whose Snohomish County circulation is principally in the southwest portion of the county. Since 1983 the two Seattle newspapers have consolidated their business and production operations and combined their Sunday editions pursuant to a joint operating agreement, although they continue to publish separate daily newspapers. The Enterprise Newspapers are distributed in south Snohomish and north King Counties where their principal competitors are the Seattle Times and The Journal Newspapers, a
2005 FORM 10-K

group of monthly controlled-circulation newspapers. Numerous other newspapers and shoppers are distributed in The Herald’s and The Enterprise Newspapers’ principal circulation areas.
The circulation of The Gazette Newspapers is limited to Montgomery, Prince George’s and Frederick Counties and parts of Carroll County, Maryland. The Gazette Newspapers compete with many other advertising vehicles available in their service areas, including The Potomac and Bethesda/ Chevy Chase Almanacs, The Western Montgomery Bulletin, The Bowie Blade-News, The West County News and The Laurel Leader, weekly controlled-circulation community newspapers; The Montgomery Sentinel, a weekly paid-circulation community newspaper; The Prince George’s Sentinel, a weekly controlled-circulation community newspaper (which also has a weekly paid-circulation edition); and The Frederick News-Post and Carroll County Times, daily paid-circulation community newspapers. The Southern Maryland Newspapers circulate in southern Prince George’s County and in Charles, Calvert and St. Mary’s Counties, Maryland, where they also compete with many other advertising vehicles available in their service areas, including the Calvert County Independent and St. Mary’s Today, weekly paid-circulation community newspapers.
In October 2004 Clarity Media Group, a company associated with Denver businessman and billionaire Philip Anschutz, bought the The Montgomery, Prince George’s and Northern Virginia Journals, three community newspapers with a combination of paid and free circulation that had been published in suburban Washington, D.C. for many years by a local company. In February 2005 Clarity Media Group relaunched The Journal newspapers as The Washington Examiner, a free newspaper which is being published six days a week in northern Virginia, suburban Maryland and Washington, D.C. zoned editions, each of which contains national and international as well as local news. The Company believes the three editions of The Washington Examiner are currently being distributed primarily by zip-code targeted home delivery in their respective service areas. The Washington Examiner competes in varying degrees with The Gazette Newspapers, Express and The Washington Post. Late in 2005 Clarity Media Group announced that it will begin publishing a similar type of free-distribution newspaper for the greater Baltimore, Maryland metropolitan area which will be called The Baltimore Examiner.
The advertising periodicals published by Greater Washington Publishing compete with many other forms of advertising available in their distribution area as well as with various other free-circulation advertising periodicals.
El Tiempo Latino competes with other Spanish-language advertising media available in the Washington, D.C. area, including several other Spanish-language newspapers.
The Company’s television stations compete for audiences and advertising revenues with television and radio stations and cable television systems serving the same or nearby areas, with direct broadcast satellite (“DBS”) services, and to a lesser degree with other media such as newspapers and magazines. Cable television systems operate in substantially all of the areas served by the Company’s television stations where they compete for television viewers by importing out-of-market television signals and by distributing pay-cable, advertiser-supported and other programming that is originated for cable systems. In addition, DBS services provide nationwide distribution of television programming (including in some cases pay-per-view programming and programming packages unique to DBS) using digital transmission technologies. In 1999 Congress passed the Satellite Home Viewer Improvement Act, which gives DBS operators the ability to distribute the signals of local television stations to subscribers in the stations’ local market area (“local-into-local” service), subject to obtaining the consent of each local television station included in such a service. Under an FCC rule implementing provisions of this Act, DBS operators are required to carry the analog signals of all full-power television stations that request such carriage in the markets in which the DBS operators have chosen to offer local-into-local service. The FCC has also adopted rules that require certain program-exclusivity rules applicable to cable television to be applied to DBS operators. In addition, the Satellite Home Viewer Improvement Act and subsequent legislation continued restrictions on the transmission of distant network stations by DBS operators. Thus DBS operators generally are prohibited from delivering the signals of distant network stations to subscribers who can receive the analog signal of the network’s local affiliate. Several lawsuits were filed beginning in 1996 in which plaintiffs (including all four major broadcast networks and network-affiliated stations including one of the Company’s Florida stations) alleged that certain DBS operators had not been complying with the prohibition on delivering network signals to households that can receive the analog signal of the local network affiliate over the air. The plaintiffs entered into a settlement with DBS operator DirecTV, under which it agreed to discontinue distant-network service to certain subscribers and alter the method by which it determines eligibility for this service. In 2003 the plaintiff’s obtained a favorable jury verdict and an injunction against DBS operator Echostar, but Echostar appealed that decision to the U.S. Court of Appeals for the Eleventh Circuit which stayed the injunction. That appeal is still pending. In addition to the matters discussed above, the Company’s television stations may also become subject to increased competition from low-power television stations, wireless cable services and satellite master antenna systems (which can carry pay-cable and similar program material). Television stations also compete for viewers with the sale and rental of prerecorded video programming. Beginning in late 2005, the ABC and NBC television networks and the MTV cable

THE WASHINGTON POST COMPANY

network began to make certain of their television programming available on a fee-per-episode basis for downloading over the Internet to video-enabled iPod players. In January 2006 Google announced that it would soon launch a similar fee-based service that would distribute certain programming from the CBS television network, the National Basketball Association and other sources for viewing on personal computers as well as portable video players. If these types of services become popular, they could become a competitive factor for both the Company’s television stations and, with respect to the conventional delivery of television programming, the Company’s cable television systems. Such services could also present additional revenue opportunities for the Company’s television stations from the possible distribution on such services of the stations’ news and other local programming.
Cable television systems operate in a highly and increasingly competitive environment. In addition to competing with the direct reception of television broadcast signals by the viewer’s own antenna, such systems (like existing television stations) are subject to competition from various other forms of video program delivery. In particular, DBS services (which are discussed in more detail in the preceding paragraph) have been growing rapidly and are now a significant competitive factor. The ability of DBS operators to provide local-into-local service (as described above) has increased competition between cable and DBS operators in markets where local-into-local service is provided. DBS operators are not required to provide local-into-local service, and some smaller markets may not receive this service for several years. However, local-into-local service is currently being offered by both DirecTV and EchoStar in most markets in which the Company provides cable television service. In December 2003 News Corporation (“News Corp.”), a global media company that in the United States owns the Fox Television Network, 35 broadcast television stations, a group of regional sports networks and a number of nationally distributed cable networks (including the Fox News Channel, FX, the Fox Movie Channel, the Speed Channel and Fox Sports Net), acquired a controlling interest in DirecTV. This acquisition was approved by the FCC in an order that, among other things, requires News Corp. to offer carriage of its broadcast television stations and access to its cable programming services to cable television systems and other multichannel video programming distributors on nonexclusive and nondiscriminatory terms and conditions. Notwithstanding the requirements imposed by the FCC, this acquisition has the potential not only to enhance DirecTV’s effectiveness as a competitor, but also to limit the access of cable television systems to desirable programming and to increase the costs of such programming. Certain of the Company’s cable television systems have also been partially or substantially overbuilt using conventional cable-system technology by various small to mid-sized independent telephone companies, which typically offer cable modem and telephone service as well as basic cable service. At the end of 2005, such overbuilt systems accounted for approximately 4% of the Company’s total number of basic video subscribers at that date. The Company anticipates that some overbuilding of its cable systems will continue, although it cannot predict the rate at which overbuilding will occur or whether any major telephone companies like Verizon, Quest or AT&T will decide to overbuild any of its cable systems. Even without constructing their own cable plant, local telephone companies can also compete with cable television systems in the delivery of high-speed Internet access by providing DSL service. In addition, some telephone companies have entered into strategic partnerships with DBS operators that permit the telephone company to package the video programming services of the DBS operator with the telephone company’s own DSL service, thereby competing directly with the video programming and cable modem services being offered by existing cable television systems. Finally, DBS operators, telephone companies and others may also be able to compete with cable television systems in providing high-speed Internet access by using a relatively new wireless technology known as WiMAX.
According to figures compiled by Publishers’ Information Bureau, Inc., of the 244 magazines reported on by the Bureau, Newsweek ranked sixth in total advertising revenues in 2005, when it received approximately 2.1% of all advertising revenues of the magazines included in the report. The magazine industry is highly competitive, both within itself and with other advertising media that compete for audience and advertising revenue.
PostNewsweek Tech Media’s publications and trade shows compete with many other advertising vehicles and sources of similar information.
Kaplan competes in each of its test preparation product lines with a variety of regional and national test preparation businesses, as well as with individual tutors and in-school preparation for standardized tests. Kaplan’s Score Education subsidiary competes with other regional and national learning centers, individual tutors and other educational businesses that target parents and students. Kaplan’s Professional Division competes with other companies that provide alternative or similar professional training, test preparation and consulting services. Kaplan’s Higher Education Division competes with both facilities-based and other distance learning providers of similar educational services, including not-for-profit colleges and universities and for-profit businesses. Overseas, each of Kaplan’s businesses competes with other for-profit companies and, in certain instances, with governmentally supported schools and institutions that provide similar training and educational programs.
2005 FORM 10-K

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
Donald E. Graham, age 60, has been Chairman of the Board of the Company since September 1993 and Chief Executive Officer of the Company since May 1991. Mr. Graham served as President of the Company from May 1991 until September 1993 and prior to that had been a Vice President of the Company for more than five years. Mr. Graham also served as Publisher of The Washington Post from 1979 until September 2000.
Diana M. Daniels, age 56, has been Vice President and General Counsel of the Company since November 1988 and Secretary of the Company since September 1991. Ms. Daniels served as General Counsel of the Company from January 1988 to November 1988 and prior to that had been Vice President and General Counsel of Newsweek, Inc. since 1979.
Ann L. McDaniel, age 50, became Vice President–Human Resources of the Company in September 2001. Ms. McDaniel had previously served as Senior Director of Human Resources of the Company since January 2001 and prior to that held various editorial positions at Newsweek for more than five years, most recently as Managing Editor, a position she assumed in November 1998.
John B. Morse, Jr., age 59, has been Vice President–Finance of the Company since November 1989. He joined the Company as Vice President and Controller in July 1989 and prior to that had been a partner of Price Waterhouse.
Gerald M. Rosberg, age 59, became Vice President–Planning and Development of the Company in February 1999. He had previously served as Vice President–Affiliates at The Washington Post, a position he assumed in November 1997. Mr. Rosberg joined the Company in January 1996 as The Post’s Director of Affiliate Relations.
Employees
The Company and its subsidiaries employ approximately 16,400 persons on a full-time basis.
WP Company has approximately 2,720 full-time employees. About 1,525 of that unit’s full-time employees and about 510 part-time employees are represented by one or another of five unions. Collective bargaining agreements are currently in effect with locals of the following unions covering the full-time and part-time employees and expiring on the dates indicated: 1,312 editorial, newsroom and commercial department employees represented by the Communications Workers of America (November 7, 2008); 41 machinists represented by the International Association of Machinists (January 10, 2007); 32 photoengravers-platemakers represented by the Graphic Communications Conference of the International Brotherhood of Teamsters (February 10, 2007); 29 electricians represented by the International Brotherhood of Electrical Workers (December 13, 2007); 31 engineers, carpenters and painters represented by the International Union of Operating Engineers (April 12, 2008); and 61 paper handlers and general workers represented by the Graphic Communications Conference of the International Brotherhood of Teamsters (November 17, 2008). The agreement covering 531 mailroom workers represented by the Communications Workers of America expired on May 18, 2003, and no new agreement has been negotiated.
Washingtonpost.Newsweek Interactive has approximately 240 full-time and 30 part-time employees, none of whom is represented by a union.
Of the approximately 250 full-time and 100 part-time employees at The Daily Herald Company, about 50 full-time and 15 part-time employees are represented by one or another of three unions. The newspaper’s collective bargaining agreement with the Graphic Communications Conference of the International Brotherhood of Teamsters, which represents press operators, expires on March 15, 2008; its agreement with the Communications Workers of America, which represents printers and mailers, expires on October 31, 2009; and its agreement with the International Brotherhood of Teamsters, which represents bundle haulers, expires on September 22, 2007.
The Company’s broadcasting operations have approximately 980 full-time employees, of whom about 230 are union-represented. Of the eight collective bargaining agreements covering union-represented employees, one has expired and is being renegotiated. Four other collective bargaining agreements will expire in 2006.
The Company’s Cable Television Division has approximately 1,800 full-time employees, none of whom is represented by a union.

THE WASHINGTON POST COMPANY

Worldwide, Kaplan employs approximately 8,980 persons on a full-time basis. Kaplan also employs substantial numbers of part-time employees who serve in instructional and administrative capacities. During peak seasonal periods, Kaplan’s part-time workforce exceeds 15,400 employees. None of Kaplan’s employees is represented by a union.
Newsweek has approximately 600 full-time employees (including about 125 editorial employees represented by the Communications Workers of America under a collective bargaining agreement that expired on December 31, 2005, and is currently being renegotiated).
Post-Newsweek Media, Inc. has approximately 615 full-time and 205 part-time employees. Robinson Terminal Warehouse Corporation (the Company’s newsprint warehousing and distribution subsidiary), Greater Washington Publishing, Inc., Express Publications Company, LLC and El Tiempo Latino LLC each employ fewer than 100 persons. None of these units’ employees is represented by a union.
Forward-Looking Statements
All public statements made by the Company and its representatives that are not statements of historical fact, including certain statements in this Annual Report on Form 10-K and elsewhere in the Company’s 2005 Annual Report to Stockholders, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include comments about the Company’s business strategies and objectives, the prospects for growth in the Company’s various business operations, and the Company’s future financial performance. As with any projection or forecast, forward-looking statements are subject to various risks and uncertainties, including the risks and uncertainties described in Item 1A of this Annual Report on Form 10-K, that could cause actual results or events to differ materially from those anticipated in such statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by or on behalf of the Company. The Company assumes no obligation to update any forward-looking statement after the date on which such statement is made, even if new information subsequently becomes available.
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
Item 1A. Risk Factors.
There are a wide range of risks and uncertainties that could adversely affect the Company’s various businesses and the Company’s overall financial performance. In addition to the matters discussed elsewhere in this Annual Report on Form 10-K (including the financial statements and other items filed herewith), the Company believes the more significant of such risks and uncertainties include the following:

•	Changes in Prevailing Economic Conditions, Particularly in the Specific Geographic Markets Served by the Company’s Newspaper Publishing and Television Broadcasting Businesses
A significant portion of the Company’s revenues comes from advertising, and the demand for advertising is sensitive to the overall level of economic activity, both nationally and in specific local markets. Thus declines in economic activity could adversely affect the operating results of the Company’s newspaper and magazine publishing and television broadcasting businesses.

•	Actions of Competitors, Including Price Changes and the Introduction of Competitive Offerings
All of the Company’s various businesses face significant competition and could be negatively impacted if competitors reduce prices or introduce new products or services that compete more effectively with the corresponding products or services offered by the Company.
2005 FORM 10-K

•	Changing Preferences of Readers or Viewers
The Company’s publishing and television broadcasting businesses need to attract significant numbers of readers and viewers in order to sell advertising on favorable terms. Those businesses will be adversely affected to the extent individuals decide to obtain news and entertainment from Internet-based or other media.

•	Changing Perceptions About the Effectiveness of Publishing and Television Broadcasting in Delivering Advertising
Historically, newspaper and magazine publishing and television broadcasting have been viewed as cost-effective methods of delivering various forms of advertising. If a consensus emerges that other media in which the Company has a less significant position are superior in terms of cost-effectiveness or other features, the profitability of the Company’s publishing and television broadcasting businesses could suffer.

•	Technological Innovations in News, Information or Video Programming Distribution Systems
The continuing growth and technological expansion of Internet-based services has impacted the Company’s media businesses in various ways, and the deployment of direct broadcast satellite systems has significantly increased the competition faced by the Company’s cable television systems. The development and deployment of new technologies has the potential to affect the Company’s businesses, both positively and negatively, in ways that cannot now be reliably predicted.

•	Changes in the Nature and Extent of Government Regulations, Particularly in the Case of Television Broadcasting and Cable Television Operations
The Company’s television broadcasting and cable television businesses operate in highly regulated environments and complying with applicable regulations has increased the costs and reduced the revenues of both businesses. Changes in regulations have the potential to further negatively impact those businesses, not only by increasing compliance costs and (through restrictions on certain types of advertising, limitations on pricing flexibility or other means) reducing revenues, but also by possibly creating more favorable regulatory environments for the providers of competing services. More generally, all of the Company’s businesses could have their profitability or their competitive positions adversely affected by significant changes in applicable regulations.

•	Changes in the Cost or Availability of Raw Materials, Particularly Newsprint
The Company’s newspaper publishing businesses collectively spend over $100 million a year on newsprint. Thus material increases in the cost of newsprint or significant disruptions in the supply of newsprint could negatively affect the operating results of the Company’s newspaper publishing businesses.

•	Changes in the Extent to Which Standardized Tests Are Used in the Admissions Process by Colleges or Graduate Schools
A substantial portion of Kaplan’s revenues and operating income are generated by its Test Preparation and Admissions Division. Thus any significant reduction in the use of standardized tests in the college or graduate school admissions process could have an adverse effect on Kaplan’s operating results.

•	Changes in the Extent to Which Licensing and Proficiency Examinations Are Used to Qualify Individuals to Pursue Certain Careers
A substantial portion of the revenues of Kaplan’s Professional Division comes from preparing individuals for licensing or technical-proficiency examinations in various fields. If licensing or technical-proficiency requirements are relaxed or eliminated to any significant degree in those fields served by Kaplan’s Professional Division, such actions could negatively impact Kaplan’s operating results.

•	Reductions in the Amount of Funds Available Under the Federal Title IV Programs to Students in Kaplan’s Higher Education Division Schools
During the Company’s 2005 fiscal year, funds provided under the student financial aid programs created under Title IV of the Federal Higher Education Act accounted for slightly more than $500 million of the net revenues of the schools in Kaplan’s Higher Education Division. As noted above in the section titled “Education–Title IV Federal Student Financial Aid Programs,” any legislative, regulatory or other development that had the effect of materially reducing the amount of Title IV financial assistance available to the students of those schools would have a significant adverse effect on Kaplan’s operating results.

THE WASHINGTON POST COMPANY

Item 1B. Unresolved Staff Comments.
Not applicable.
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
WP Company owns a printing plant in Fairfax County, Virginia which was built in 1980 and expanded in 1998. That facility is located on 19 acres of land owned by WP Company. WP Company also owns a printing plant and distribution facility in Prince George’s County, Maryland, which was built in 1998 on a 17-acre tract of land owned by WP Company. In March 2005 WP Company sold the undeveloped land it owned near Dulles Airport in Fairfax County, Virginia (39 acres) and in Prince George’s County, Maryland (34 acres).
The Daily Herald Company owns its plant and office building in Everett, Washington; it also owns two warehouses adjacent to its plant and a small office building in Lynnwood, Washington.
Post-Newsweek Media, Inc. owns a two-story brick building that serves as its headquarters and as headquarters for The Gazette Newspapers and a separate two-story brick building that houses its Montgomery County commercial printing business. All of these properties are located in Gaithersburg, Maryland. In addition, Post-Newsweek Media owns a one-story brick building in Waldorf, Maryland that houses its Charles County commercial printing business and also serves as the headquarters for two of the Southern Maryland Newspapers. The other editorial and sales offices for The Gazette Newspapers and the Southern Maryland Newspapers are located in leased premises. Post-Newsweek Media owns approximately seven acres of land in Prince George’s County, Maryland, on which it is currently constructing a combination office building and commercial printing facility. That facility is expected to become operational in 2007, at which time production operations at its Gaithersburg and Waldorf locations will be discontinued. The PostNewsweek Tech Media Division leases office space in Washington, D.C. and in Oakland, California.
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
The principal offices of Newsweek are located at 251 West 57th Street in New York City, where Newsweek rents space on nine floors. The lease on this space will expire in 2009 but is renewable for a 15-year period at Newsweek’s option at rentals to be negotiated or arbitrated. Budget Travel’s offices are also located in New York City, where they occupy premises under a lease that expires in 2010. Newsweek also leases a portion of a building in Mountain Lakes, New Jersey to house its accounting, production and distribution departments. The lease on this space will expire in 2007 but is renewable for two five-year periods at Newsweek’s option.
The headquarters offices of the Cable Television Division are located in a three-story office building in Phoenix, Arizona that was purchased by Cable One in 1998. Cable One purchased an adjoining two-story office building in 2005; that building is currently leased to third-party tenants. The majority of the offices and head-end facilities of the Division’s individual cable systems are located in buildings owned by Cable One. Most of the tower sites used by the Division are leased. In addition, the Division houses call-center operations in 60,000 square feet of rented space in Phoenix under a lease that expires in 2013.
Directly or through subsidiaries Kaplan owns a total of 13 properties: a 26,000-square-foot six-story building located at 131 West 56th Street in New York City, which serves as an educational center primarily for international students; a 2,300-square-foot office condominium in Chapel Hill, North Carolina which it utilizes for its Test Prep business; a 15,000-square-foot three-story building in Berkeley, California used for its Test Prep and English Language Training businesses; a 39,000-square-foot four-story brick building and a 19,000-square-foot two-story brick building in Lincoln, Nebraska each of which are used by Hamilton College; a 25,000-square-foot one-story building in Omaha, Nebraska also used by Hamilton College; a 131,000-square-foot five-story brick building in Manchester, New Hampshire used by Hesser College; an 18,000-square-foot one-story brick building in Dayton, Ohio used by the Ohio Institute of Photography
2005 FORM 10-K

and Technology; a 25,000-square-foot building in Hammond, Indiana used by Sawyer College; a 45,000-square-foot three-story brick building in Houston, Texas used by the Texas School of Business; a 35,000-square-foot building in London, England and a 5,000-square-foot building in Oxfordshire, England, each of which are used by Holborn College; and 4,000 square feet of office condominium space in Singapore which serves as APMI’s headquarters. Kaplan University’s corporate offices together with call-center and employee-training facilities are located in a leased 97,000-square-foot building in Ft. Lauderdale, Florida. In addition, a lease has been entered into for an additional 97,000-square-foot building that is to be built on a lot adjacent to the currently occupied space; that building will house a Kaplan University datacenter as well as additional training and call-center facilities. Both of those leases will expire in 2017. Kaplan’s distribution facilities for most of its domestic publications are located in a 169,000-square-foot warehouse in Aurora, Illinois. In 2005 Kaplan exercised a termination option and as a result the lease for this property will expire in April 2006. Thereafter, these distribution facilities will be relocated to a new 291,000-square-foot location, also in Aurora, Illinois, under a lease expiring in 2017. Kaplan’s headquarters offices are located at 888 7th Avenue in New York City, where Kaplan rents space on three floors under a lease which expires in 2017. Overseas, Dublin Business School’s facilities in Dublin, Ireland are located in five buildings aggregating approximately 63,000 square feet of space which have been rented under leases expiring between 2008 and 2028. FTC Kaplan Limited’s two largest leaseholds are office and instructional space in London of 21,000 square feet and 28,000 square feet which are being occupied under leases that expire in 2007 and 2019, respectively. Kidum has over 40 locations throughout Israel, all of which are occupied under leases that expire between 2006 and 2010. All other Kaplan facilities in the United States and overseas (including administrative offices and instructional locations) also occupy leased premises.
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
The offices of Washingtonpost.Newsweek Interactive occupy 85,000 square feet of office space in Arlington, Virginia under a lease which expires in 2015. Express Publications Company subleases part of this space. In addition, WPNI leases space in Washington, D.C. and subleases space from Newsweek in New York City for Slate’s offices in those cities, and also leases office space for WPNI sales representatives in New York City, Chicago, San Francisco, Los Angeles and Detroit.
Greater Washington Publishing’s offices are located in leased space in Vienna, Virginia, while El Tiempo Latino’s offices are located in leased space in Arlington, Virginia.
Item 3. Legal Proceedings.
Kaplan, Inc. a subsidiary of the Company, is a party to a putative class action antitrust lawsuit filed on April 29, 2005 by purchasers of BAR/BRI bar review courses in the United States District Court for the Central District of California. The suit alleges violations of the Sherman Act. The allegations center around a claim that Kaplan entered into an agreement in 1997 with BAR/BRI (the leading domestic provider of bar review courses) not to provide bar review courses in the United States. The suit further alleges that but for the purported agreement not to compete Kaplan would have purchased another provider of bar review services at that time, West Bar Review. Further, it is alleged that by not having acquired West Bar Review, that provider went out of business and the price for bar review courses increased significantly. The plaintiffs have asserted the same claim against BAR/BRI, plus two other putative violations of federal antitrust law that are not alleged to involve Kaplan. The putative class is said to include all persons who purchased a bar review course from BAR/BRI in the United States from 1997 to 2005. The suit seeks damages which would be trebled under the Sherman Act, as well as attorneys’ fees and costs. Kaplan has filed an answer denying all allegations of illegal conduct. The litigation is in the early stages of discovery, with the hearing on class certification scheduled for May 15, 2006. The discovery cut-off is July 17, 2006, and trial is set for September 12, 2006. The Company and its subsidiaries are also defendants in various other civil lawsuits that have arisen in the ordinary course of their businesses, including actions alleging libel, invasion of privacy and violations of applicable wage and hour laws. While it is not possible to predict the outcome of these lawsuits, in the opinion of management their ultimate dispositions should not have a material adverse effect on the financial position, liquidity or results of operations of the Company.

THE WASHINGTON POST COMPANY

Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer  Purchases of Equity Securities.
The Company’s Class B Common Stock is traded on the New York Stock Exchange under the symbol “WPO.” The Company’s Class A Common Stock is not publicly traded.
The high and low sales prices of the Company’s Class B Common Stock during the last two years were:

	2005		2004

Quarter	High	Low	High	Low

January – March	$963	$880	$921	$790
April – June	900	814	983	886
July – September	900	787	956	830
October – December	806	717	999	862
During 2005 the Company did not repurchase any shares of its Class B Common Stock.
At January 31, 2006, there were 30 holders of record of the Company’s Class A Common Stock and 966 holders of record of the Company’s Class B Common Stock.
Both classes of the Company’s Common Stock participate equally as to dividends. Quarterly dividends were paid at the rate of $1.85 per share during 2005 and $1.75 per share during 2004.
Item 6. Selected Financial Data.
See the information for the years 2001 through 2005 contained in the table titled “Ten-Year Summary of Selected Historical Financial Data” which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 30 hereof (with only the information for such years to be deemed filed as part of this Annual Report on Form 10-K).
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risk in the normal course of its business due primarily to its ownership of marketable equity securities, which are subject to equity price risk; to its borrowing and cash-management activities, which are subject to interest rate risk; and to its foreign business operations, which are subject to foreign exchange rate risk. Neither the Company nor any of its subsidiaries is a party to any derivative financial instruments.
Equity Price Risk
The Company has common stock investments in several publicly traded companies (as discussed in Note C to the Company’s Consolidated Financial Statements) that are subject to market price volatility. The fair value of these common stock investments totaled $329,921,000 at January 1, 2006.
The following table presents the hypothetical change in the aggregate fair value of the Company’s common stock investments in publicly traded companies assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the market price of each stock included therein:

Value of Common Stock Investments			Value of Common Stock Investments
Assuming Indicated Decrease in			Assuming Indicated Increase in
Each Stock’s Price			Each Stock’s Price

-30%	-20%	-10%	+10%	+20%	+30%

$230,945,000	$263,937,000	$296,929,000	$362,913,000	$395,905,000	$428,897,000
2005 FORM 10-K

During the 28 quarters since the end of the Company’s 1998 fiscal year, market price movements caused the aggregate fair value of the Company’s common stock investments in publicly traded companies to change by approximately 20% in one quarter, 15% in six quarters and by 10% or less in each of the other 21 quarters.
Interest Rate Risk
The Company has historically satisfied some of its financing requirements through the issuance of short-term commercial paper. Conversely, when cash generation exceeds its current need for cash the Company may pay down its commercial paper borrowings and invest some or all of the surplus in commercial paper issued by third parties. Although during most of fiscal 2005 the Company had commercial paper borrowings outstanding, at January 1, 2006, the Company had no such borrowings outstanding and held commercial paper investments aggregating $59,240,000 at an average interest rate of 4.2%. At January 2, 2005, the Company had short-term commercial paper borrowings outstanding of $50,187,000 at an average interest rate of 2.2%. The Company is exposed to interest rate risk with respect to such investments and borrowings since an increase in the interest rates on commercial paper would increase the Company’s interest income on commercial paper investments it held at the time and would also increase the Company’s interest expense on any commercial borrowings it had outstanding at the time. Assuming a hypothetical 100 basis point increase in the average interest rate on commercial paper from the rates that prevailed during the Company’s 2005 and 2004 fiscal years, the Company’s interest income (net of interest expense on commercial paper borrowings) would have been greater by approximately $200,000 in fiscal 2005 and its interest expense would have been greater by approximately $726,000 in fiscal 2004.
The Company’s long-term debt consists of $400,000,000 principal amount of 5.5% unsecured notes due February 15, 2009 (the “Notes”). At January 1, 2006, the aggregate fair value of the Notes, based upon quoted market prices, was $404,080,000. An increase in the market rate of interest applicable to the Notes would not increase the Company’s interest expense with respect to the Notes since the rate of interest the Company is required to pay on the Notes is fixed, but such an increase in rates would affect the fair value of the Notes. Assuming, hypothetically, that the market interest rate applicable to the Notes was 100 basis points higher than the Notes’ stated interest rate of 5.5%, the fair value of the Notes would be approximately $388,850,000. Conversely, if the market interest rate applicable to the Notes was 100 basis points lower than the Notes’ stated interest rate, the fair value of the Notes would then be approximately $411,490,000.
Foreign Exchange Rate Risk
The Company is exposed to foreign exchange rate risk due to its Newsweek and Kaplan international operations, and the primary exposure relates to the exchange rate between the British pound and the U.S. dollar. Translation gains and losses affecting the Consolidated Statements of Income have historically not been significant and represented less than 2% of net income during each of the Company’s last three fiscal years. If the value of the British pound relative to U.S. dollar had been 10% lower than the values that prevailed during 2005, the Company’s reported net income for fiscal 2005 would have been decreased by approximately 1%. Conversely, if such value had been 10% greater, the Company’s reported net income for fiscal 2005 would have been increased by approximately 1%.
Item 8. Financial Statements and Supplementary Data.
See the Company’s Consolidated Financial Statements at January 1, 2006, and for the periods then ended, together with the report of PricewaterhouseCoopers LLP thereon and the information contained in Note O to said Consolidated Financial Statements titled “Summary of Quarterly Operating Results and Comprehensive Income (Unaudited),” which are included in this Annual Report on Form 10-K and listed in the index to financial information on page 30 hereof.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Vice President–Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act

THE WASHINGTON POST COMPANY

Rules 13a-15(e) and 15d-15(e)), as of January 1, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 1, 2006, our internal control over financial reporting is effective based on these criteria. Our independent auditors, PricewaterhouseCoopers LLP, have audited our assessment of the effectiveness of our internal control over financial reporting as of January 1, 2006, as stated in their report which is included herein.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended January 1, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant.
The information contained under the heading “Executive Officers” in Item 1 hereof and the information contained under the headings “Nominees for Election by Class A Stockholders,” “Nominees for Election by Class B Stockholders” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders is incorporated herein by reference thereto.
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
In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits to this Annual Report on Form 10-K, on May 12, 2005, the Company’s Chief Executive Officer submitted to the New York Stock Exchange the annual certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303A.12(a) of the NYSE Listed Company Manual.
Item 11. Executive Compensation.
The information contained under the headings “Director Compensation,” “Executive Compensation,” “Retirement Plans,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider
2005 FORM 10-K

Participation” and “Performance Graph” in the definitive Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained under the heading “Stock Holdings of Certain Beneficial Owners and Management” and in the table titled “Equity Compensation Plan Information” in the definitive Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders is incorporated herein by reference thereto.
Item 13. Certain Relationships and Related Transactions.
The information contained under the heading “Certain Relationships and Related Transactions” in the definitive Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders is incorporated herein by reference thereto.
Item 14. Principal Accountant Fees and Services.
The information contained under the heading “Audit Committee Report” in the definitive Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders is incorporated herein by reference thereto.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this report:

1. Financial Statements

As listed in the index to financial information on page 30 hereof.

2. Financial Statement Schedules

As listed in the index to financial information on page 30 hereof.

3. Exhibits

As listed in the index to exhibits on page 69 hereof.

THE WASHINGTON POST COMPANY

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2006.

THE WASHINGTON POST COMPANY
(Registrant)

By	/s/ John B. Morse, Jr.

John B. Morse, Jr.
Vice President–Finance
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 3, 2006:

Donald E. Graham	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director

John B. Morse, Jr.	Vice President–Finance (Principal Financial and Accounting Officer)

Warren E. Buffett	Director

Christopher C. Davis	Director

Barry Diller	Director

John L. Dotson Jr.	Director

Melinda French Gates	Director

George J. Gillespie, III	Director

Ronald L. Olson	Director

Alice M. Rivlin	Director

Richard D. Simmons	Director

George W. Wilson	Director

By	/s/ John B. Morse, Jr.

John B. Morse, Jr.
Attorney-in-Fact
An original power of attorney authorizing Donald E. Graham, John B. Morse, Jr. and Diana M. Daniels, and each of them, to sign all reports required to be filed by the Registrant pursuant to the Securities Exchange Act of 1934 on behalf of the above-named directors and officers has been filed with the Securities and Exchange Commission.
2005 FORM 10-K

INDEX TO FINANCIAL INFORMATION

THE WASHINGTON POST COMPANY

     All other schedules have been omitted either because they are not applicable or because the required information is included in the Consolidated Financial Statements or the Notes thereto referred to above.

THE WASHINGTON POST COMPANY

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
In 2004, the Company’s education division became the largest operating division of the Company from a revenue standpoint. In 2005, the education division was also the largest operating division from an operating income standpoint. The Company has devoted significant resources and attention to this division, given the attractiveness of investment opportunities and growth prospects. The growth of Kaplan in recent years has come from both rapid internal growth and acquisitions. Each of Kaplan’s businesses showed revenue growth in 2005. While operating income increased in 2005 for the education division as a whole, operating income was down at Kaplan Professional, Score! and Kaplan Higher Education. Kaplan Professional results were adversely impacted by soft market demand in the securities and insurance course offerings. In 2005, Kaplan Professional completed the acquisition of BISYS Education Services, a provider of licensing education and compliance solutions for financial services institutions and professionals. Kaplan’s higher education division incurred increased operating costs associated with expansion activities, which contributed to the decline in operating income, particularly at the fixed-facility operations. Kaplan’s international operations expanded in 2005 with the acquisition of Singapore-based Asia Pacific Management Institute (APMI), a private education provider for undergraduate and postgraduate students in Asia, and the acquisition of The Kidum Group, the leading provider of test preparation services in Israel. Kaplan’s other international operations include businesses acquired in 2003, including The Financial Training Company, a training services company for accountants and financial services professionals, primarily in the United Kingdom; and Dublin Business School, Ireland’s largest private undergraduate and graduate institution. Kaplan made ten acquisitions in 2005; the three largest are mentioned above. Over the past several years, Kaplan’s revenues have grown rapidly, while operating income (loss) has fluctuated due largely to various business investments and stock compensation charges.
The cable division has also been a source of recent growth and capital investment. Cable ONE’s industry has experienced significant technological changes, which have created new revenue opportunities, such as digital television and broadband, as well as increased competition, particularly from satellite television service providers. In 2006, the cable division will begin to offer telephone service using voice over Internet protocol (VoIP). The cable division’s subscriber base declined in 2005 as a result of Hurricane Katrina, which had a significant impact on the cable division’s systems on the Gulf Coast of Mississippi. Excluding the impact of the hurricane, the Company estimates a very small increase in the number of basic and digital cable subscribers in 2005. Cable One had no monthly rate increase for basic cable service at its systems in 2005, but has implemented a $3 rate increase for basic cable service at most of its systems in February 2006. High-speed data subscribers grew 31% in 2005 (234,100 at the end 2005, compared to 178,300 at the end of 2004), and this continues to have a large favorable impact on the division’s revenue and operating income. The cable division began offering bundled services in 2003 (basic and tier service, digital service, and high-speed data service in one package) with monthly subscriber discounts. In the fourth quarter of 2005, a new bundling offer was introduced whereby discounts are offered for new subscribers or existing subscribers taking new services (analog service, enhanced digital service and high-speed data service; telephony service will be offered starting in 2006). The new bundling elements are priced at $29.95 each for six months and most $29.95 pricing is available for an extended period of time for customers taking three or more services.
The Company’s newspaper publishing, broadcast television and magazine publishing divisions derive revenue from advertising and, to a lesser extent, circulation and subscriptions. The results of these divisions tend to fluctuate with the overall advertising cycle (amongst other business factors). In 2005, advertising demand was soft. Print advertising revenue at The Washington Post newspaper declined 1% (52 weeks in 2005 versus 53 weeks in 2004), with declines in national and retail, offset by increases in zoned and classified recruitment advertising. Circulation volume continued a downward trend. However, the Company’s online publishing businesses, Washingtonpost.Newsweek Interactive and Slate, showed 29% revenue growth in 2005.
The Company’s television broadcasting division experienced a large decrease in operating income due primarily to the absence of significant political and Olympics-related advertising in 2005. The Company expects a large increase in television broadcasting operating income for 2006 as a result of anticipated significant political and Olympics-related advertising. Newsweek magazine showed advertising revenue declines in 2005 in both its domestic and international editions.
The Company generates a significant amount of cash from its businesses that is used to support its operations, to pay down debt, and to fund capital expenditures, dividends and acquisitions.
RESULTS OF OPERATIONS — 2005 COMPARED TO 2004
Net income was $314.3 million ($32.59 per share) for the fiscal year 2005 ended January 1, 2006, down from $332.7 million ($34.59 per share) for the fiscal year 2004 ended January 2, 2005. Operating results for the Company in 2005 include the impact of charges and lost revenues associated with Katrina and other hurricanes; the Company estimates that the adverse impact on
2005 FORM 10-K

operating income was approximately $27.5 million (after-tax impact of $17.3 million, or $1.80 per share). Most of the impact was at the cable division, but the television broadcasting and education divisions were also adversely impacted. 2005 results also include non-operating gains from the sales of non-operating land and marketable securities (after-tax impact of $11.2 million, or $1.16 per share).
About 94,000 of the cable division’s pre-hurricane subscribers were located on the Gulf Coast of Mississippi, including Gulfport, Biloxi, Pascagoula and other neighboring communities where storm damage from Hurricane Katrina was significant. Overall, the hurricane had an estimated adverse impact of $23.7 million on the cable division’s results in 2005. Through the end of 2005, the Company recorded $9.6 million in property, plant and equipment losses; incurred an estimated $9.4 million in incremental cleanup, repair and other expenses in connection with the hurricane; and experienced an estimated $9.7 million reduction in operating income from subscriber losses and the granting of a 30-day service credit to all its 94,000 pre-hurricane Gulf Coast subscribers. As of December 31, 2005, the Company has recorded a $5.0 million receivable for recovery of a portion of cable hurricane losses through December 31, 2005 under the Company’s property and business interruption insurance program; this recovery was recorded as a reduction of cable division expense in the fourth quarter of 2005. Actual insurance recovery amounts for cable losses through December 31, 2005 may ultimately be higher than the estimated $5.0 million. Additional costs and losses related to the hurricane will continue to be incurred in 2006, and property and business interruption insurance coverage is expected to cover some of these losses.
Revenue for 2005 was $3,553.9 million, up 8% compared to $3,300.1 million in 2004. The increase in revenue is due mostly to significant revenue growth at the education division, along with small increases at the Company’s newspaper publishing and cable divisions, offset by declines at the Company’s television broadcasting and magazine publishing divisions. Advertising revenue declined 2% in 2005, and circulation and subscriber revenue increased 1%. Education revenue increased 24% in 2005, and other revenue was up 1%. The decrease in advertising revenue is due to primarily to declines in the television broadcasting and magazine publishing divisions. The increase in circulation and subscriber revenue is due to a 3% increase in subscriber revenue at the cable division from continued growth in cable modem, basic and digital service revenues, offset by a 2% decrease in circulation revenue at The Post, and a 3% decline in Newsweek circulation revenues due primarily to subscription rate declines at the domestic and international editions of Newsweek. Revenue growth at Kaplan, Inc. (about 27% of which was from acquisitions) accounted for the increase in education revenue.
Operating costs and expenses for the year increased 11% to $3,039.0 million, from $2,737.1 million in 2004. The increase is primarily due to higher expenses from operating growth at the education division, higher expenses from operating growth and Hurricane Katrina at the cable division, higher newsprint prices and a reduced pension credit, offset by a decrease in stock-based compensation expense at Kaplan.
Operating income declined 9% to $514.9 million, from $563.0 million in 2004, due to declines at all of the Company’s divisions except the Kaplan education division. Kaplan results for 2005 include $3.0 million in stock compensation expense, compared to $32.5 million in stock compensation expense in 2004.
The Company’s 2005 operating income includes $37.9 million of net pension credits, compared to $42.0 million in 2004. These amounts exclude $1.2 million and $0.1 million in charges related to early retirement programs in 2005 and 2004, respectively.
DIVISION RESULTS
Newspaper Publishing Division. At the newspaper publishing division, 2005 included 52 weeks while 2004 generally included 53 weeks. Newspaper publishing division revenue in 2005 increased 2% to $957.1 million, from $938.1 million in 2004. Division operating income for 2005 totaled $125.4 million, a decrease of 12% from $143.1 million in 2004. The decline in operating income in 2005 reflects a 4% increase in newsprint expense at The Washington Post, as well as increased pension and payroll costs; in addition, operating results for 2005 include losses from the recent Slate acquisition. The declines were offset by improved results at Washingtonpost.Newsweek Interactive and Gazette Newspapers. Operating margin at the newspaper publishing division was 13% for 2005 and 15% for 2004.
Print advertising revenue at The Washington Post newspaper in 2005 declined 1% to $595.8 million, from $603.3 million in 2004. The decline was partially due to one less week included in 2005 compared to 2004. The Post reported declines in national, retail and supplements advertising in 2005, offset by increases in zoned and classified advertising. Classified recruitment advertising revenue was up 6% to $79.3 million in 2005, from $74.8 million in 2004.
Circulation revenue at The Post was down 2% for 2005 due to declining circulation and one less week in fiscal 2005 compared to fiscal 2004. Daily circulation at The Post declined 4.3% and Sunday circulation declined 4.1% in 2005; average daily circulation totaled 694,100 (unaudited) and average Sunday circulation totaled 969,000 (unaudited).
During 2005, revenues generated by the Company’s online publishing activities (including Slate, which was acquired in January 2005), primarily washingtonpost.com, increased 29% to $80.2 million, from $62.0 million in 2004. Local and national online advertising revenues grew 49%, partly due to Slate. Online classified advertising revenue on washingtonpost.com increased 22%.
Television Broadcasting Division. Revenue for the television broadcasting division declined 8% to $331.8 million in 2005, from $361.7 million in 2004, due to strong 2004 revenues that included $34.3 million in political advertising and $8.0 million in incremental summer Olympics-related advertising at the Company’s NBC affiliates.

THE WASHINGTON POST COMPANY

Operating income for 2005 decreased 18% to $142.5 million, from $174.2 million in 2004. The operating income declines are primarily related to the absence of significant political and Olympics revenue in 2005, as well as the adverse impact of 2005 hurricanes in Florida and Texas. Operating margin at the broadcast division was 43% for 2005 and 48% for 2004.
Competitive market position remained strong for the Company’s television stations. KSAT in San Antonio ranked number one in the November 2005 ratings period, Monday through Friday, sign-on to sign-off; WDIV in Detroit and WKMG in Orlando ranked second; WPLG in Miami tied for second among English-language stations in the Miami market; WJXT in Jacksonville ranked third; and KPRC in Houston ranked fourth.
Magazine Publishing Division. Revenue for the magazine publishing division totaled $344.9 million for 2005, a 6% decline from $366.1 million in 2004. The revenue decline in 2005 reflects the weak domestic and international advertising environment at Newsweek, particularly in the first quarter of 2005; overall, Newsweek advertising revenues are down 8% for the year as a result of fewer ad pages at both the domestic and international editions of Newsweek.
Operating income totaled $45.1 million for 2005, down 15% from $52.9 million in 2004. The decline in 2005 operating income is due primarily to the revenue reductions at Newsweek discussed above, weaker results at the Company’s trade magazines and a $1.5 million early retirement charge at Newsweek International, offset by a reduction in subscription acquisition, distribution and advertising expenses at Newsweek’s domestic and international editions, and an increased pension credit. Operating margin at the magazine publishing division was 13% for 2005 and 14% for 2004, including the pension credit.
Cable Television Division. Cable division revenue of $507.7 million for 2005 represents a 2% increase from $499.3 million in 2004. Revenues for 2005 were adversely impacted by approximately $12.5 million from subscriber losses and the granting of a 30-day service credit to the 94,000 pre-hurricane Gulf Coast subscribers; this was offset by increased growth in the division’s cable modem revenues. Also, the Company did not implement an overall basic rate increase in 2005.
Cable division operating income decreased in 2005 to $76.7 million, from $104.2 million in 2004. The decline in operating income in 2005 is due mostly to Hurricane Katrina, which had an estimated adverse impact of $23.7 million on the cable division’s results. Through the end of 2005, the cable division recorded $9.6 million in property, plant and equipment losses; incurred an estimated $9.4 million in incremental clean-up, repair and other expenses associated with the hurricane; and experienced an estimated $9.7 million reduction in operating income from subscriber losses and the granting of a 30-day service credit to all of its 94,000 pre-hurricane Gulf Coast subscribers. Offsetting these items, as of December 31, 2005, the Company has recorded a $5.0 million receivable for recovery of a portion of cable hurricane losses through December 31, 2005 under the Company’s property and business interruption insurance program; this recovery was recorded as a reduction of cable division expense in the fourth quarter of 2005. The decrease in operating income is also due to higher depreciation, programming and customer service costs. Operating margin at the cable television division declined to 15% in 2005, from 21% in 2004, due largely to the impact of hurricane.
At December 31, 2005, the cable division had approximately 689,200 basic subscribers, compared to 709,100 at December 31, 2004. The Company estimates a decline of 21,400 basic subscribers as a result of the hurricane. At December 31, 2005, the cable division had approximately 214,400 digital cable subscribers, down from 219,200 at December 31, 2004. This represents a 31% penetration of the subscriber base. The Company estimates a decline of 7,700 digital subscribers as a result of the hurricane. At December 31, 2005, the cable division had approximately 234,100 CableONE.net service subscribers, compared to 178,300 at December 31, 2004. The Company estimates a decline of 3,100 CableONE.net service subscribers as a result of the hurricane. Both digital and cable modem services are now offered in virtually all of the cable division’s markets. The estimated hurricane-related basic, digital and cable modem subscriber losses are from destroyed or severely damaged homes.
At December 31, 2005, Revenue Generating Units (RGUs), the sum of basic video, digital video and cable modem subscribers, totaled 1,137,600, compared to 1,106,600 as of December 31, 2004. The increase is due to growth in high-speed data customers, offset by an approximate 32,200 RGU reduction due to the hurricane. RGUs include about 6,500 subscribers who receive free basic video service, primarily local governments, schools and other organizations as required by various franchise agreements.
Below are details of cable division capital expenditures for 2005 and 2004, in the NCTA Standard Reporting Categories (in millions):

	2005	2004

Customer premise equipment	$30.0	$23.5
Commercial	0.2	0.1
Scaleable infrastructure	8.1	8.6
Line extensions	14.6	14.0
Upgrade/rebuild	13.1	15.6
Support capital	45.3	17.1

Total	$111.3	$78.9

Education Division. Education division revenue in 2005 increased 24% to $1,412.4 million, from $1,134.9 million in 2004. Excluding revenue from acquired businesses, primarily in the higher education division and the professional training schools that are part of supplemental education, education division revenue increased 18% in 2005. Kaplan reported operating income of $157.8 million for the year, compared to $121.5 million in 2004; a large portion of the improvement is from a $29.5 million decline in
2005 FORM 10-K

Kaplan stock compensation costs. A summary of operating results for 2005 compared to 2004 is as follows (in thousands):

	2005	2004	% Change

Revenue
Supplemental education	$690,815	$575,014	20
Higher education	721,579	559,877	29

	$1,412,394	$1,134,891	24

Operating income (loss)
Supplemental education	$117,075	$100,795	16
Higher education	82,660	93,402	(12)
Kaplan corporate overhead	(33,305)	(31,533)	(6)
Other	(8,595)	(41,209)	79

	$157,835	$121,455	30

Supplemental education includes Kaplan’s test preparation, professional training and Score! businesses. Excluding revenue from acquired businesses, supplemental education revenues grew by 13% in 2005. Test preparation revenue grew by 22% due to strong enrollment in the K12 business as well as MCAT, GMAT and GRE. In August 2005, Kaplan completed the acquisition of The Kidum Group, the leading provider of test preparation services in Israel. Also included in supplemental education is The Financial Training Company (FTC). Headquartered in London, FTC provides training services for accountants and financial services professionals, with training centers in the United Kingdom and Asia. FTC revenues grew by 14% in 2005. Supplemental education results also include professional real estate, insurance and security courses. In April 2005, Kaplan Professional completed the acquisition of BISYS Education Services, a provider of licensing education and compliance solutions for financial services institutions and professionals. Real estate publishing and training courses contributed to growth in supplemental education in 2005, as did the BISYS business. These results were offset by soft market demand for Kaplan Professional’s securities and insurance course offerings. The final component of supplemental education is Score!, which provides academic enrichment to children and has lower operating margins than the other supplemental education businesses due to higher fixed costs. Revenues at Score! were about equal compared to 2004, while there was a drop in operating income. There were 168 Score! centers at the end of December 2005, compared to 162 at the end of December 2004.
Higher education includes all of Kaplan’s post-secondary education businesses, including fixed-facility colleges as well as online post-secondary and career programs. In May 2005, Kaplan acquired Singapore-based Asia Pacific Management Institute (APMI), a private education provider for undergraduate and postgraduate students in Asia. Excluding revenue from acquired businesses, higher education revenues grew by 23% in 2005. Higher education enrollments increased by 19% to 69,700 at December 31, 2005, compared to 58,500 at the end of 2004, with most of the new enrollment growth occurring in the online programs. Increased operating costs associated with expansion activities at both the online and the fixed-facility operations, including new program offerings and higher facility and advertising expenses, contributed significantly to the year-to-date declines in operating income.
Corporate overhead represents unallocated expenses of Kaplan, Inc.’s corporate office.
Other includes charges for incentive compensation arising from equity awards under the Kaplan stock option plan, which was established for certain members of Kaplan’s management (the general provisions of which are discussed in Note G to the Consolidated Financial Statements). In addition, Other includes amortization of certain intangibles. Under the stock-based incentive plan, the amount of compensation expense varies directly with the estimated fair value of Kaplan’s common stock and the number of stock options and stock awards outstanding. The Company recorded total stock compensation expense of $3.0 million in 2005, which includes a Kaplan award of $4.8 million that was recorded in the fourth quarter. In 2004, total stock compensation expense was $32.5 million. The decline in the charge for 2005 reflects slower growth in Kaplan’s operating results and an overall decline in public market values of other education companies.
Equity in Losses of Affiliates. The Company’s equity in losses of affiliates for 2005 was $0.9 million, compared to losses of $2.3 million for 2004. The Company’s affiliate investments at the end of 2005 consisted of a 49% interest in BrassRing LLC and a 49% interest in Bowater Mersey Paper Company Limited.
Non-Operating Items. The Company recorded other non-operating income, net, of $9.0 million in 2005, compared to $8.1 million in 2004. The 2005 non-operating income comprises pre-tax gains of $17.8 million related to the sales of non-operating land and marketable securities, offset by foreign currency losses of $8.1 million and other non-operating items. The 2004 non-operating income, net, is primarily from foreign currency gains.
A summary of non-operating income (expense) for the years ended January 1, 2006 and January 2, 2005, follows (in millions):

	2005	2004

Gain on sales of marketable securities	$12.7	$—
Gain on sales of non-operating land	5.1	—
Foreign currency (losses) gains, net	(8.1)	5.5
Impairment write-downs on cost method and other investments	(1.5)	(0.7)
Gain on exchange of cable system business	—	0.5
Other gains	0.8	2.8

Total	$9.0	$8.1

The Company incurred net interest expense of $23.4 million in 2005, compared to $26.4 million in 2004. At January 1, 2006, the Company had $428.4 million in borrowings outstanding at an average interest rate of 5.4%; at January 2, 2005, the Company had $484.1 million in borrowings outstanding at an average interest rate of 5.1%.
Income Taxes. The effective tax rate was 37.1% for 2005 and 38.7% for 2004. The 2005 effective tax rate benefited from lower

THE WASHINGTON POST COMPANY

taxes provided on foreign earnings and an increase in foreign tax credits. The Company does not expect foreign tax credits to reduce the 2006 effective tax rate to the same extent as in 2005 and, accordingly, expects an effective tax rate in 2006 of approximately 38.5%.
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
Revenue for 2004 was $3,300.1 million, up 16% compared to $2,838.9 million in 2003. The increase in revenue is due mostly to significant revenue growth at the education and television broadcasting divisions, along with increases at the Company’s cable television, newspaper publishing and magazine publishing divisions. Advertising revenue increased 10% in 2004, and circulation and subscriber revenue increased 5%. Education revenue increased 35% in 2004, and other revenue was up 6%. The increase in advertising revenue is due to increases at the television broadcasting, newspaper publishing and magazine publishing divisions. The increase in circulation and subscriber revenue is due to a 9% increase in subscriber revenue at the cable division from continued growth in cable modem, basic and digital service revenues, a 2% increase in circulation revenue at The Post, and a 4% decline in Newsweek circulation revenues due to subscription rate declines at the domestic edition of Newsweek. Revenue growth at Kaplan, Inc. (about 33% of which was from acquisitions) accounted for the increase in education revenue.
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
Television Broadcasting Division. Revenue for the television broadcasting division increased 15% to $361.7 million in 2004, from $315.1 million in 2003, due to $34.3 million in political advertising in 2004, $8.0 million in incremental summer Olympics-
2005 FORM 10-K

related advertising at the Company’s NBC affiliates in 2004 and several days of commercial-free coverage in connection with the Iraq war in March 2003.
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
Operating income totaled $52.9 million for 2004, an increase of 22% from $43.5 million in 2003. The improvement in operating results for 2004 is primarily due to increased advertising revenue, continued cost controls at Newsweek’s international editions and improved results at the Company’s trade magazines.
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

Supplemental education includes Kaplan’s test preparation, professional training and Score! businesses. Excluding revenues from acquired businesses, supplemental education revenues grew by 14%. Test preparation revenue grew by 15% due to strong enrollment in the SAT/ PSAT, MCAT and Advanced Med. Operating results in 2004 reflect increased course development costs. Also

THE WASHINGTON POST COMPANY

included in supplemental education is The Financial Training Company (FTC), which was acquired in March 2003. Headquartered in London, FTC provides training services for accountants and financial services professionals, with training centers in the United Kingdom and Asia. FTC revenues grew by 44% in 2004 over the same time period the business was owned by Kaplan in 2003. Supplemental education results also include professional real estate, insurance and security courses. Real estate publishing and training courses contributed to growth in supplemental education in 2004. The final component of supplemental education is Score!, which provides academic enrichment to children and has lower operating margins than the other supplemental education businesses due to higher fixed costs. Revenues at Score! were up slightly compared to 2003.
Higher education includes all of Kaplan’s post-secondary education businesses, including fixed-facility colleges as well as online post-secondary and career programs (various distance-learning businesses). Excluding revenue from acquired businesses, higher education revenues grew by 35% in 2004. Higher education results are showing significant growth, especially the online programs, in which revenues more than doubled in 2004. At the end of 2004, higher education enrollments totaled 58,500, compared to 45,000 at the end of 2003.
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
FINANCIAL CONDITION: CAPITAL RESOURCES AND LIQUIDITY
Acquisitions, Exchanges and Dispositions. During 2005, Kaplan acquired ten businesses in its higher education, professional and test preparation divisions for a total of $140.1 million, financed with cash and $3.0 million in debt. The largest of these included BISYS Education Services, a provider of licensing education and compliance solutions for financial service institutions and professionals; The Kidum Group, the leading provider of test preparation services in Israel; and Asia Pacific Management Institute, a private education provider for undergraduate and postgraduate students in Asia. In January 2005, the Company completed the acquisition of Slate, the online magazine, which is included as part of the Company’s newspaper publishing division. Most of the purchase price for the 2005 acquisitions was allocated to goodwill and other intangibles, and property, plant and equipment.
During 2004, Kaplan acquired eight businesses in its higher education and professional divisions for a total of $59.6 million, financed with cash and $8.7 million of debt. In addition, the cable division
2005 FORM 10-K

completed two small transactions. In May 2004, the Company acquired El Tiempo Latino, a leading Spanish-language weekly newspaper in the greater Washington area. Most of the purchase price for the 2004 acquisitions was allocated to goodwill and other intangibles.
During 2003, Kaplan acquired 13 businesses in its higher education and professional divisions for a total of $166.8 million, financed with cash and $36.7 million of debt. The largest of these was the March 2003 acquisition of the stock of The Financial Training Company (FTC), for £55.3 million ($87.4 million). Headquartered in London, FTC provides training services for accountants and financial services professionals, with 28 training centers in the United Kingdom as well as operations in Asia. This acquisition was financed with cash and $29.7 million of debt, primarily to employees of the business. In November 2003, Kaplan acquired Dublin Business School, Ireland’s largest private undergraduate institution. Most of the purchase price for the 2003 Kaplan acquisitions was allocated to goodwill and other intangibles, and property, plant and equipment.
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
Capital Expenditures. During 2005, the Company’s capital expenditures totaled $238.3 million; about $20.0 million is related to rebuilding efforts on the Gulf Coast of Mississippi due to Hurricane Katrina. The Company’s capital expenditures for 2005, 2004 and 2003 are disclosed in Note N to the Consolidated Financial Statements. The Company estimates that its capital expenditures will be in the range of $275 million to $300 million in 2006.
Investments in Marketable Equity Securities. At January 1, 2006, the fair value of the Company’s investments in marketable equity securities was $329.9 million, which includes $262.3 million in Berkshire Hathaway Inc. Class A and B common stock and $67.6 million of various common stocks of publicly traded companies with education concentrations.
At January 1, 2006 and January 2, 2005, the gross unrealized gain related to the Company’s Berkshire stock investment totaled $77.4 million and $75.5 million, respectively. The Company presently intends to hold the Berkshire common stock investment long term, thus the investment has been classified as a non-current asset in the Consolidated Balance Sheets. The gross unrealized gain related to the Company’s other marketable security investments totaled $18.3 million and $48.3 million at January 1, 2006 and January 2, 2005, respectively.
Common Stock Repurchases and Dividend Rate. During 2005 and 2004, there were no share repurchases. During 2003, the Company repurchased 910 shares of its Class B common stock at a cost of $0.7 million. At January 1, 2006, the Company had authorization from the Board of Directors to purchase up to 542,800 shares of Class B common stock. The annual dividend rate for 2006 was increased to $7.80 per share, from $7.40 per share in 2005 and from $7.00 per share in 2004.
Liquidity. At January 1, 2006, the Company had $215.9 million in cash and cash equivalents, compared to $119.4 million at January 2, 2005. As of January 1, 2006, the Company had commercial paper investments of $59.2 million that are classified as “Cash and cash equivalents” in the Company’s Consolidated Balance Sheet.
At January 1, 2006, the Company had $428.4 million in total debt outstanding, which comprised $399.2 million of 5.5% unsecured notes due February 15, 2009, and $29.2 million in other debt. The unsecured notes require semi-annual interest payments of $11.0 million payable on February 15 and August 15.
During 2005, the Company’s borrowings, net of repayments, decreased by $55.7 million, and the Company’s commercial paper investments increased to $59.2 million; this activity is primarily due to cash flow from operations. The Company also partially financed several acquisitions in 2005.
During the third quarter of 2005, the Company replaced its expiring $250 million 364-day revolving credit facility with a new $250 million revolving credit facility on essentially the same terms. The new facility expires in August 2006. The Company’s five-year $350 million revolving credit facility, which expires in August 2007, remains in effect. These revolving credit facility agreements support the issuance of the Company’s short-term commercial paper and provide for general corporate purposes.
During 2005 and 2004, the Company had average borrowings outstanding of approximately $442.0 million and $516.0 million, respectively, at average annual interest rates of approximately 5.4% and 4.8%, respectively. The Company incurred net interest costs on its borrowings of $23.4 million and $26.4 million during 2005 and 2004, respectively.
At January 1, 2006 and January 2, 2005, the Company had working capital of $123.6 million and $62.3 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company classified all of its commercial paper borrowing obligations as a current liability at January 2, 2005, as the Company’s intention was to pay down commercial paper borrowings from operating cash flow. The Company continues to maintain the ability to refinance any such obligations on a long-term basis through new debt issuance and/or its revolving credit facility agreements.
The Company’s net cash provided by operating activities, as reported in the Company’s Consolidated Statements of Cash Flows, was $522.8 million in 2005, compared to $561.7 million in 2004. The decline is primarily due to the Company’s reduction in operating income in 2005.

THE WASHINGTON POST COMPANY

The Company expects to fund its estimated capital needs primarily through internally generated funds and, to a lesser extent, commercial paper borrowings. In management’s opinion, the Company will have ample liquidity to meet its various cash needs in 2006.
The following reflects a summary of the Company’s contractual obligations and commercial commitments as of January 1, 2006:
Contractual Obligations
(in thousands)

	2006	2007	2008	2009	2010	Thereafter	Total

Debt	$24,820	$2,453	$1,295	$399,887	$—	$—	$428,455
Programming purchase commitments (1)	137,530	133,733	111,888	86,138	58,252	189,246	716,787
Operating leases	95,226	91,109	82,649	71,907	61,703	185,392	587,986
Other purchase obligations (2)	391,570	104,020	76,775	62,409	4,741	352	639,867
Long-term liabilities (3)	7,200	8,800	10,400	12,000	13,600	107,992	159,992

Total	$656,346	$340,115	$283,007	$632,341	$138,296	$482,982	$2,533,087

(1)	Includes commitments for the Company’s television broadcasting and cable television businesses that are reflected in the Company’s Consolidated Balance Sheet and commitments to purchase programming to be produced in future years.

(2)	Includes purchase obligations related to newsprint contracts, printing contracts, employment agreements, circulation distribution agreements, capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the table above. Any amounts for which the Company is liable under purchase orders are reflected in the Company’s Consolidated Balance Sheet as “Accounts payable and accrued liabilities.”

(3)	Primarily made up of postretirement benefit obligations other than pensions. The Company has other long-term liabilities excluded from the table above, including obligations for deferred compensation, long-term incentive plans and long-term deferred revenue.
Other Commercial Commitments
(in thousands)

Lines of
Fiscal Year	Credit

2006	$250,000
2007	350,000
2008	—
2009	—
2010	—
Thereafter	—

Total	$600,000

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
Pension Costs. Excluding special termination benefits related to early retirement programs, the Company’s net pension credit was $37.9 million, $42.0 million and $55.1 million for 2005, 2004 and 2003, respectively. The Company’s pension benefit costs are actuarially determined and are impacted significantly by the Company’s assumptions related to future events, including the discount rate, expected return on plan assets and rate of compensation increases. At December 29, 2002, the Company reduced its discount rate assumption to 6.75%. Due to the reduction in the discount rate, lower than expected investment returns in 2002, and an amendment to the pension retirement program for certain employees at the Post effective June 1, 2003, the pension credit for 2003 declined by $9.3 million compared to 2002. At December 28, 2003, the Company reduced its discount rate assumption
2005 FORM 10-K

to 6.25%. Due to the reduction in the discount rate, the plan amendment from June 2003, and a reduction in the actuarial gain amortization, offset by higher than expected investment returns in 2003, the pension credit for 2004 declined by $13.2 million compared to 2003. At January 2, 2005, the Company reduced its discount rate assumption from 6.25% to 5.75% and, during the first quarter of 2005, the Company changed to a more current Mortality Table. As a result, the pension credit in 2005 declined by $4.0 million compared to 2004. At January 1, 2006, the Company reduced its expected return on plan assets from 7.5% to 6.5%, and the pension credit for 2006 is expected to be down by about $15 million. For each one-half percent increase or decrease to the Company’s assumed expected return on plan assets, the pension credit increases or decreases by approximately $7.5 million. For each one-half percent increase or decrease to the Company’s assumed discount rate, the pension credit increases or decreases by approximately $5 million. The Company’s actual rate of return on plan assets was 7.6% in 2005, 4.3% in 2004 and 16.7% in 2003, based on plan assets at the beginning of each year. Note H to the Consolidated Financial Statements provides additional details surrounding pension costs and related assumptions.
Kaplan Stock Compensation. The Kaplan stock option plan was adopted in 1997 and initially reserved 15%, or 150,000 shares of Kaplan’s common stock, for awards to be granted under the plan to certain members of Kaplan management. Under the provisions of this plan, options are issued with an exercise price equal to the estimated fair value of Kaplan’s common stock, and options vest ratably over the number of years specified (generally 4 to 5 years) at the time of the grant. Upon exercise, an option holder receives cash equal to the difference between the exercise price and the then fair value. The amount of compensation expense varies directly with the estimated fair value of Kaplan’s common stock and the number of options outstanding. The estimated fair value of Kaplan’s common stock is based upon a comparison of operating results and public market values of other education companies and is determined by the Company’s compensation committee of the Board of Directors (the committee), with input from management and an independent outside valuation firm. Over the past several years, the value of education companies has fluctuated significantly, and consequently, there has been significant volatility in the amounts recorded as expense each year as well as on a quarterly basis.
In September 2003, the committee set the fair value price of Kaplan common stock at $1,625 per share, which was determined after deducting intercompany debt from Kaplan’s enterprise value. Also in September 2003, the Company announced an offer totaling $138 million for approximately 55% of the stock options outstanding at Kaplan. The Company’s offer included a 10% premium over the then current valuation price of Kaplan common stock of $1,625 per share and 100% of the eligible stock options were tendered. The Company paid out $118.7 million in the fourth quarter of 2003, $10.3 million in 2004 and $5.1 million in 2005, with the remainder of the payouts related to 1,705 tendered stock options, to be made at the time of their scheduled vesting, from 2006 to 2008, if the option holder is still employed at Kaplan. Additionally, stock compensation expense will be recorded on these remaining exercised stock options over the remaining vesting periods of 2006 to 2008. A small number of key Kaplan executives continue to hold the remaining 62,229 outstanding Kaplan stock options (representing about 4.4% of Kaplan’s common stock), with roughly 25% of these options expiring in 2007 and 75% expiring in 2011. In January 2006, the committee set the fair value price at $1,833 per share. Option holders had a 30-day window in which to exercise at this price, after which time the committee has the right to determine a new price in the event of an exercise. Also in January 2006, 15,298 Kaplan stock options were exercised, and 12,239 Kaplan stock options were awarded at an option price of $1,833 per share.
In December 2005, the compensation committee awarded to a senior manager of Kaplan shares or share equivalents equal in value to $4.8 million, with the number of shares or share equivalents determined by the January 2006 valuation. In 2006, based on the $1,833 per share value, 2,619 shares or share equivalents will be issued. The expense of this award has been reflected in the 2005 results of operations.
For 2005, 2004 and 2003, the Company recorded total Kaplan stock compensation expense of $3.0 million, $32.5 million and $119.1 million, respectively. In 2005, 2004 and 2003, total payouts from option exercises were $35.2 million, $10.3 million, and $119.6 million, respectively. At December 31, 2005, the Company’s stock-based compensation accrual balance totaled $63.6 million. If Kaplan’s profits increase and the value of education companies increases in 2006, there will be significant Kaplan stock-based compensation in 2006. A discussion of pending changes in the Company’s accounting for Kaplan equity awards is provided in “New Accounting Pronouncements” below.
Note G to the Consolidated Financial Statements provides additional details surrounding Kaplan stock compensation.
Goodwill and Other Intangibles. The Company reviews goodwill and indefinite-lived intangibles at least annually for impairment, generally utilizing a discounted cash flow model. In the case of the Company’s cable systems, both a discounted cash flow model and a market approach employing comparable sales analysis are considered. In reviewing the carrying value of goodwill and indefinite-lived intangible assets at the cable division, the Company aggregates its cable systems on a regional basis. The Company must make assumptions regarding estimated future cash flows and market values to determine a reporting unit’s estimated fair value. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. At January 1, 2006, the Company has $1,643.1 million in goodwill and other intangibles, net.
OTHER
New Accounting Pronouncements. In December 2004, Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Share-Based Payment,” was issued, which requires companies to record the cost of employee services in exchange for stock options based on the grant-date fair value of

THE WASHINGTON POST COMPANY

the award. The Company is required to adopt SFAS 123R in the first quarter of 2006. SFAS 123R will have a minimal impact on the Company’s results of operations for Company stock options as the Company adopted the fair-value-based method of accounting for Company stock options in 2002, and all unvested stock options at January 2, 2006 are accounted for under the fair-value-based method of accounting. The new standard will require the Company to change its accounting for Kaplan equity awards (Kaplan stock options and Kaplan shares or share equivalents) from the intrinsic value method to the fair-value-based method of accounting. This change is expected to result in the acceleration of expense recognition for Kaplan equity awards; however, it will not impact the overall Kaplan stock compensation expense that will ultimately be recorded over the life of the award. The Company has elected to report the impact of SFAS 123R on the adoption date of January 2, 2006 as a cumulative effect of change in accounting. In the first quarter of 2006, the Company expects to report an estimated $5.0 million as an after-tax charge for the cumulative effect of change in accounting for Kaplan equity awards.
Note G to the Consolidated Financial Statements provides additional details surrounding The Washington Post Company and Kaplan stock compensation plans.
EITF Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill,” required companies that had applied the residual method to value intangible assets to perform an impairment test on those intangible assets using the direct method by the end of the first quarter of 2005. The Company completed such an impairment test at its cable division in the first quarter of 2005 and no impairment charge was required.
2005 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of The Washington Post Company:
We have completed integrated audits of The Washington Post Company’s 2005 and 2004 consolidated financial statements referred to under Item 15(1) on page 28 and listed in the index on page 30 and of its internal control over financial reporting as of January 1, 2006, and an audit of its December 28, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements referred to under Item 15(1) on page 28 and listed in the index on page 30 present fairly, in all material respects, the financial position of The Washington Post Company and its subsidiaries at January 1, 2006 and January 2, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 1, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP

McLean, Virginia
March 3, 2006

THE WASHINGTON POST COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal year ended

	January 1,	January 2,	December 28,
(in thousands, except per share amounts)	2006	2005	2003

Operating Revenues
Advertising	$1,317,484	$1,346,870	$1,222,324
Circulation and subscriber	747,079	741,810	706,248
Education	1,412,394	1,134,891	838,077
Other	76,930	76,533	72,262

	3,553,887	3,300,104	2,838,911

Operating Costs and Expenses
Operating	1,909,615	1,717,059	1,549,262
Selling, general and administrative	931,337	835,367	792,292
Gain on sale of land	—	—	(41,747)
Depreciation of property, plant and equipment	190,543	175,338	173,848
Amortization of goodwill and other intangibles	7,478	9,334	1,436

	3,038,973	2,737,098	2,475,091

Income from Operations	514,914	563,006	363,820
Equity in losses of affiliates	(881)	(2,291)	(9,766)
Interest income	3,385	1,622	953
Interest expense	(26,754)	(28,032)	(27,804)
Other income (expense), net	8,980	8,127	55,385

Income Before Income Taxes	499,644	542,432	382,588
Provision for Income Taxes	185,300	209,700	141,500

Net Income	314,344	332,732	241,088
Redeemable Preferred Stock Dividends	(981)	(992)	(1,027)

Net Income Available for Common Shares	$313,363	$331,740	$240,061

Basic Earnings per Common Share	$32.66	$34.69	$25.19

Diluted Earnings per Common Share	$32.59	$34.59	$25.12

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal year ended

	January 1,	January 2,	December 28,
(in thousands)	2006	2005	2003

Net Income	$314,344	$332,732	$241,088
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(8,834)	9,601	13,416
Reclassification adjustment on sale of affiliate investment	—	—	(1,633)
Change in net unrealized gain on available-for-sale securities	(15,014)	63,022	31,426
Less reclassification adjustment for realized (gains) losses included in net income	(13,085)	(202)	214

	(36,933)	72,421	43,423
Income tax benefit (expense) related to other comprehensive income (loss)	10,964	(24,577)	(12,348)

	(25,969)	47,844	31,075

Comprehensive Income	$288,375	$380,576	$272,163

The information on pages 48 through 63 is an integral part of the financial statements.
2005 FORM 10-K

CONSOLIDATED BALANCE SHEETS

	January 1,	January 2,
(in thousands)	2006	2005

Assets
Current Assets
Cash and cash equivalents	$215,861	$119,400
Investments in marketable equity securities	67,596	149,303
Accounts receivable, net	398,552	362,862
Federal and state income taxes	26,651	18,375
Deferred income taxes	37,320	30,871
Inventories	15,079	25,127
Other current assets	57,267	44,571

	818,326	750,509
Property, Plant and Equipment
Buildings	327,569	304,606
Machinery, equipment and fixtures	1,839,983	1,730,997
Leasehold improvements	167,116	133,674

	2,334,668	2,169,277
Less accumulated depreciation	(1,325,676)	(1,197,375)

	1,008,992	971,902
Land	42,257	37,470
Construction in progress	91,383	80,580

	1,142,632	1,089,952
Investments in Marketable Equity Securities	262,325	260,433
Investments in Affiliates	66,775	61,814
Goodwill, Net	1,125,570	1,023,140
Indefinite-Lived Intangible Assets, Net	494,692	493,192
Amortized Intangible Assets, Net	22,814	7,879
Prepaid Pension Cost	593,469	556,747
Deferred Charges and Other Assets	58,170	65,099

	$4,584,773	$4,308,765

The information on pages 48 through 63 is an integral part of the financial statements.

THE WASHINGTON POST COMPANY

	January 1,	January 2,
(in thousands, except share amounts)	2006	2005

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$438,693	$443,332
Deferred revenue	231,208	186,593
Short-term borrowings	24,820	58,236

	694,721	688,161
Postretirement Benefits Other Than Pensions	150,909	145,490
Other Liabilities	262,270	228,654
Deferred Income Taxes	422,548	403,698
Long-Term Debt	403,635	425,889

	1,934,083	1,891,892

Commitments and Contingencies
Redeemable Preferred Stock, Series A, $1 par value, with a redemption and liquidation value of $1,000 per share; 23,000 shares authorized; 12,267 shares issued and outstanding	12,267	12,267

Preferred Stock, $1 par value; 977,000 shares authorized, none issued	—	—

Common Shareholders’ Equity
Common stock
Class A common stock, $1 par value; 7,000,000 shares authorized; 1,722,250 shares issued and outstanding	1,722	1,722
Class B common stock, $1 par value; 40,000,000 shares authorized; 18,277,750 shares issued; 7,879,281 and 7,853,822 shares outstanding	18,278	18,278
Capital in excess of par value	207,328	186,827
Retained earnings	3,871,587	3,629,222
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	5,039	13,873
Unrealized gain on available-for-sale securities	58,313	75,448
Unearned stock compensation	(14,656)	(7,876)
Cost of 10,398,469 and 10,423,928 shares of Class B common stock held in treasury	(1,509,188)	(1,512,888)

	2,638,423	2,404,606

	$4,584,773	$4,308,765

The information on pages 48 through 63 is an integral part of the financial statements.
2005 FORM 10-K

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended

	January 1,	January 2,	December 28,
(In thousands)	2006	2005	2003

Cash Flows from Operating Activities:
Net income	$314,344	$332,732	$241,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	190,543	175,338	173,848
Amortization of goodwill and other intangibles	7,478	9,334	1,436
Net pension benefit	(37,914)	(41,954)	(55,137)
Early retirement program expense	1,192	132	34,135
Gain from sale or exchange of businesses	—	(497)	(49,762)
Gain on sale of non-operating land and property, plant and equipment	(5,148)	(2,669)	(41,734)
Gain on disposition of marketable equity securities	(12,661)	—	—
Property, plant and equipment losses	9,665	—	—
Cost method investment and other write-downs	1,465	677	1,337
Equity in losses of affiliates, net of distributions	1,731	3,091	10,516
Foreign exchange loss (gain)	8,099	(5,505)	(4,187)
Provision for deferred income taxes	29,297	44,321	30,704
Change in assets and liabilities:
Increase in accounts receivable, net	(19,416)	(23,722)	(9,936)
Decrease in inventories	11,483	2,640	829
(Decrease) increase in accounts payable and accrued liabilities	(27,033)	70,058	(14,308)
Increase in income taxes receivable	(8,139)	(13,079)	(10,171)
Decrease in other assets and other liabilities, net	53,618	3,477	34,460
Other	4,168	7,347	(5,404)

Net cash provided by operating activities	522,772	561,721	337,714

Cash Flows from Investing Activities:
Investments in certain businesses	(143,478)	(55,232)	(134,541)
Purchases of property, plant and equipment	(238,349)	(204,632)	(125,588)
Proceeds from sale of marketable equity securities	64,801	—	—
Proceeds from sale of property, plant and equipment	24,077	5,340	44,973
Purchases of cost method investments	(8,709)	(224)	(849)
Investments in affiliates	(4,981)	—	(5,976)
Purchases of marketable equity securities	—	(94,560)	—
Net proceeds from sale of businesses	—	—	65,000

Net cash used in investing activities	(306,639)	(349,308)	(156,981)

Cash Flows from Financing Activities:
Repayment of commercial paper, net	(50,201)	(138,116)	(70,942)
Principal payments on debt	(6,964)	(19,253)	(784)
Dividends paid	(71,979)	(67,917)	(56,289)
Common shares repurchased	—	—	(687)
Proceeds from exercise of stock options	6,832	15,616	5,898
Cash overdraft.	6,534	(1,953)	1,245

Net cash used in financing activities	(115,778)	(211,623)	(121,559)

Effect of Currency Exchange Rate Change	(3,894)	2,049	737

Net Increase in Cash and Cash Equivalents	96,461	2,839	59,911
Cash and Cash Equivalents at Beginning of Year	119,400	116,561	56,650

Cash and Cash Equivalents at End of Year	$215,861	$119,400	$116,561

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes	$161,600	$171,400	$116,900
Interest, net of amounts capitalized	$27,300	$25,500	$27,500
The information on pages 48 through 63 is an integral part of the financial statements.

THE WASHINGTON POST COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

					Cumulative	Unrealized
					Foreign	Gain on
	Class A	Class B	Capital in		Currency	Available-	Unearned
	Common	Common	Excess of	Retained	Translation	for-Sale	Stock
(in thousands)	Stock	Stock	Par Value	Earnings	Adjustment	Securities	Compensation	Treasury Stock

Balance, December 29, 2002	$1,722	$18,278	$149,090	$3,179,607	$(7,511)	$17,913	$(6,907)	$(1,521,806)
Net income for the year				241,088
Dividends paid on common stock — $5.80 per share				(55,261)
Dividends paid on redeemable preferred stock				(1,027)
Repurchase of 910 shares of Class B common stock								(687)
Issuance of 31,697 shares of Class B common stock, net of restricted stock award forfeitures			14,147				(11,315)	4,599
Amortization of unearned stock compensation							5,962
Change in foreign currency translation adjustment (net of taxes)					11,783
Change in unrealized gain on available-for-sale securities (net of taxes)						19,292
Stock option expense			606
Tax benefits arising from employee stock plans			3,108

Balance, December 28, 2003	1,722	18,278	166,951	3,364,407	4,272	37,205	(12,260)	(1,517,894)
Net income for the year				332,732
Dividends paid on common stock — $7.00 per share				(66,925)
Dividends paid on redeemable preferred stock				(992)
Issuance of 34,492 shares of Class B common stock, net of restricted stock award forfeitures			11,956				(1,793)	5,006
Amortization of unearned stock compensation							6,177
Change in foreign currency translation adjustment (net of taxes)					9,601
Change in unrealized gain on available-for-sale securities (net of taxes)						38,243
Stock option expense			829
Tax benefits arising from employee stock plans			7,091

Balance, January 2, 2005	1,722	18,278	186,827	3,629,222	13,873	75,448	(7,876)	(1,512,888)
Net income for the year				314,344
Dividends paid on common stock — $7.40 per share				(70,998)
Dividends paid on redeemable preferred stock				(981)
Issuance of 25,459 shares of Class B common stock, net of restricted stock award forfeitures			15,496				(12,358)	3,700
Amortization of unearned stock compensation							5,578
Change in foreign currency translation adjustment (net of taxes)					(8,834)
Change in unrealized gain on available-for-sale securities (net of taxes)						(17,135)
Stock option expense			1,101
Tax benefits arising from employee stock plans			3,904

Balance, January 1, 2006	$1,722	$18,278	$207,328	$3,871,587	$5,039	$58,313	$(14,656)	$(1,509,188)

The information on pages 48 through 63 is an integral part of the financial statements.
2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year. The Company reports on a 52- to 53-week fiscal year ending on the Sunday nearest December 31. The fiscal year 2005, which ended on January 1, 2006, included 52 weeks. The fiscal year 2004, which ended on January 2, 2005, included 53 weeks. The fiscal year 2003, which ended on December 28, 2003, included 52 weeks. With the exception of most of the newspaper publishing operations, subsidiaries of the Company report on a calendar-year basis.
Principles of Consolidation. The accompanying financial statements include the accounts of the Company and its subsidiaries; significant intercompany transactions have been eliminated.
Presentation. Certain amounts in previously issued financial statements have been reclassified to conform with the 2005 presentation. The Consolidated Balance Sheets and Consolidated Statements of Changes in Common Shareholders’ Equity have been revised to reflect unearned stock compensation from restricted stock awards in common shareholders’ equity. This revised classification also resulted in a corresponding reduction in other current assets and deferred charges and other assets.
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
Goodwill and Other Intangibles. The Company reviews goodwill and indefinite-lived intangibles at least annually for impairment. All other intangible assets are amortized over their useful lives. The Company reviews the carrying value of goodwill and indefinite-lived intangible assets generally utilizing a discounted cash flow model. In the case of the Company’s cable systems, both a discounted cash flow model and a market approach employing comparable sales analysis are considered. In reviewing the carrying value of goodwill and indefinite-lived intangible assets at the cable division, the Company aggregates its cable systems on a regional basis. The Company must make assumptions regarding estimated future cash flows and market values to determine a reporting unit’s estimated fair value. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge.
EITF Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill,” required companies that had applied the residual method to value intangible assets to perform an impairment test on those intangible assets using the direct method by the

THE WASHINGTON POST COMPANY

end of the first quarter of 2005. The Company completed such an impairment test at its cable division in the first quarter of 2005 and no impairment charge was required.
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
Stock Options. Effective the first day of the Company’s 2002 fiscal year, the Company adopted the fair-value-based method of accounting for Company stock options as outlined in Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” This change in accounting method was applied prospectively to all awards granted from the beginning of the Company’s fiscal year 2002 and thereafter. Stock options awarded prior to fiscal year 2002 have been accounted for under the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table presents what the Company’s results would have been had the fair values of options granted prior to 2002 been recognized as compensation expense in 2005, 2004 and 2003 (in thousands, except per share amounts).

	2005	2004	2003

Net income available for common shares, as reported	$313,363	$331,740	$240,061
Add: Company stock option compensation expense included in net income, net of related tax effects	694	536	370
Deduct: Total Company stock option compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(1,071)	(2,946)	(3,529)

Pro forma net income available for common shares	$312,986	$329,330	$236,902

Basic earnings per share, as reported	$32.66	$34.69	$25.19
Pro forma basic earnings per share	$32.62	$34.44	$24.86
Diluted earnings per share, as reported	$32.59	$34.59	$25.12
Pro forma diluted earnings per share	$32.55	$34.34	$24.79
The Company is required to adopt Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Share-Based Payment,” in the first quarter of 2006. SFAS 123R will have a minimal impact on the Company’s results of operations for Company stock options as the Company adopted the fair-value-based method of accounting for Company stock options in 2002, and all unvested stock options at January 2, 2006 are accounted for under the fair-value-based method of accounting. The new standard will require the Company to change its accounting for Kaplan equity awards (Kaplan stock options and Kaplan shares or share equivalents) from the intrinsic value method to the fair-value-based method of accounting. This change is expected to result in the acceleration of expense recognition for Kaplan equity awards; however, it will not impact the overall Kaplan stock compensation expense that will ultimately be recorded over the life of the award. The Company has elected to report the impact of SFAS 123R on the adoption date of January 2, 2006 as a cumulative effect of change in accounting. In the first quarter of 2006, the Company expects to report an estimated $5.0 million as an after-tax charge for the cumulative effect of change in accounting for Kaplan equity awards.
2005 FORM 10-K

Note G provides additional details surrounding The Washington Post Company and Kaplan stock option plans.

B.	ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts receivable at January 1, 2006 and January 2, 2005 consist of the following (in thousands):

	2005	2004

Trade accounts receivable, less estimated returns, doubtful accounts and allowances of $78,099 and $70,965	$375,668	$342,879
Other accounts receivable	22,884	19,983

	$398,552	$362,862

Accounts payable and accrued liabilities at January 1, 2006 and January 2, 2005 consist of the following (in thousands):

	2005	2004

Accounts payable and accrued expenses	$272,441	$231,066
Accrued compensation and related benefits	158,612	204,225
Due to affiliates (newsprint)	7,640	8,041

	$438,693	$443,332

Book overdrafts of $33.7 million and $27.2 million are included in accounts payable and accrued expenses at January 1, 2006 and January 2, 2005, respectively.

C.	INVESTMENTS
Investments in Marketable Equity Securities. Investments in marketable equity securities at January 1, 2006 and January 2, 2005 consist of the following (in thousands):

	2005	2004

Total cost	$234,196	$285,912
Net unrealized gains	95,725	123,824

Total fair value	$329,921	$409,736

At January 1, 2006 and January 2, 2005, the Company’s ownership of 2,634 shares of Berkshire Hathaway Inc. (“Berkshire”) Class A common stock and 9,845 shares of Berkshire Class B common stock accounted for $262.3 million or 80% and $260.4 million or 64%, respectively, of the total fair value of the Company’s investments in marketable equity securities.
Berkshire is a holding company owning subsidiaries engaged in a number of diverse business activities, the most significant of which consist of property and casualty insurance business conducted on both a direct and reinsurance basis. Berkshire also owns approximately 18% of the common stock of the Company. The chairman, chief executive officer and largest shareholder of Berkshire, Mr. Warren Buffett, is a member of the Company’s Board of Directors. Neither Berkshire nor Mr. Buffett participated in the Company’s evaluation, approval or execution of its decision to invest in Berkshire common stock. The Company’s investment in Berkshire common stock is less than 1% of the consolidated equity of Berkshire. At January 1, 2006 and January 2, 2005, the unrealized gain related to the Company’s Berkshire stock investment totaled $77.4 million and $75.5 million, respectively. The Company presently intends to hold the Berkshire common stock investment long term, thus the investment has been classified as a non-current asset in the Consolidated Balance Sheets.
There were no investments in marketable equity securities in 2005 and 2003. The Company made $94.6 million in investments in marketable equity securities in 2004. During 2005, proceeds from the sales of marketable equity securities were $64.8 million, and net realized gains on such sales were $12.7 million. During 2004 and 2003, there were no sales of marketable equity securities or realized gains (losses). During 2003, the Company recorded write-downs on marketable equity securities of $0.2 million. Realized gains or losses on marketable equity securities are included in “Other income (expense), net” in the Consolidated Statements of Income. For purposes of computing realized gains and losses, the cost basis of securities sold is determined by specific identification.
Investments in Affiliates. The Company’s investments in affiliates at January 1, 2006 and January 2, 2005 include the following (in thousands):

	2005	2004

BrassRing	$11,349	$8,755
Bowater Mersey Paper Company	54,407	52,112
Los Angeles Times–Washington Post News Service	1,019	947

	$66,775	$61,814

At the end of 2005, the Company’s investments in affiliates consisted of a 49.4% interest in BrassRing LLC, an Internet-based hiring management company; a 49% interest in the common stock of Bowater Mersey Paper Company Limited, which owns and operates a newsprint mill in Nova Scotia; and a 50% common stock interest in the Los Angeles Times– Washington Post News Service, Inc. Summarized financial data for the affiliates’ operations are as follows (in thousands):

	2005	2004	2003

Financial Position
Working capital	$13,861	$9,014	$11,108
Property, plant and equipment	131,823	137,321	140,917
Total assets	214,333	202,904	214,658
Long-term debt	—	—	—
Net equity	164,801	155,147	149,584
Results of Operations
Operating revenues	$236,233	$221,618	$174,505
Operating income (loss)	3,513	1,695	(18,753)
Net loss	(1,806)	(4,577)	(20,164)

THE WASHINGTON POST COMPANY

The following table summarizes the status and results of the Company’s investments in affiliates (in thousands):

	2005	2004

Beginning investment	$61,814	$61,312
Additional investment	4,981	—
Equity in losses	(881)	(2,291)
Dividends and distributions received	(850)	(800)
Foreign currency translation	1,711	3,593

Ending investment	$66,775	$61,814

BrassRing accounted for $2.4 million of the 2005 equity in losses of affiliates, compared to $3.1 million in 2004 and $7.7 million in 2003.
On January 1, 2003, the Company sold its 50% interest in The International Herald Tribune newspaper for $65 million; the Company reported a $49.8 million pre-tax gain that is included in “Other income (expense), net” in the Consolidated Statements of Income.
Cost Method Investments. Most of the companies represented by the Company’s cost method investments have concentrations in Internet-related business activities. At January 1, 2006 and January 2, 2005, the carrying value of the Company’s cost method investments was $11.9 million and $4.6 million, respectively. Cost method investments are included in “Deferred Charges and Other Assets” in the Consolidated Balance Sheets.
During 2005, 2004, and 2003, the Company invested $8.7 million, $0.2 million, and $0.8 million, respectively, in companies constituting cost method investments and recorded charges of $1.5 million, $0.7 million, and $1.1 million, respectively, to write-down cost method investments to estimated fair value. Charges recorded to write-down cost method investments are included in “Other income (expense), net” in the Consolidated Statements of Income.
Cash and Cash Equivalents. As of January 1, 2006, the Company has commercial paper investments of $59.2 million that are classified as “Cash and cash equivalents” in the Company’s Consolidated Balance Sheet. There were no commercial paper investments outstanding at January 2, 2005.
D. INCOME TAXES
The provision for income taxes consists of the following (in thousands):

	Current	Deferred	Total

2005
U.S. Federal	$132,650	$22,591	$155,241
Foreign	4,849	29	4,878
State and local	18,504	6,677	25,181

	$156,003	$29,297	$185,300

2004
U.S. Federal	$138,429	$35,544	$173,973
Foreign	4,751	(361)	4,390
State and local	22,199	9,138	31,337

	$165,379	$44,321	$209,700

2003
U.S. Federal	$93,329	$27,189	$120,518
Foreign	4,129	(159)	3,970
State and local	13,338	3,674	17,012

	$110,796	$30,704	$141,500

The provision for income taxes exceeds the amount of income tax determined by applying the U.S. Federal statutory rate of 35% to income before taxes as a result of the following (in thousands):

	2005	2004	2003

U.S. Federal statutory taxes	$174,875	$189,851	$133,906
State and local taxes, net of U.S. Federal income tax benefit	16,368	20,369	11,058
Tax provided on foreign subsidiary earnings at less than the expected U.S. Federal statutory tax rate	(3,622)	(1,373)	—
Sale of affiliate with higher tax basis	—	—	(2,188)
Other, net	(2,321)	853	(1,276)

Provision for income taxes	$185,300	$209,700	$141,500

Deferred income taxes at January 1, 2006 and January 2, 2005 consist of the following (in thousands):

	2005	2004

Accrued postretirement benefits	$63,129	$61,221
Other benefit obligations	104,105	122,608
Accounts receivable	21,762	18,939
State income tax loss carryforwards	9,185	10,753
Affiliate operations	3,135	4,403
Other	20,335	19,866

Deferred tax asset	221,651	237,790

Property, plant and equipment	153,445	173,101
Prepaid pension cost	240,495	224,991
Unrealized gain on available-for-sale securities	37,422	48,387
Goodwill and other intangibles	175,517	164,138

Deferred tax liability	606,879	610,617

Deferred income taxes	$385,228	$372,827

2005 FORM 10-K

Deferred U.S. and state income taxes have been recorded for undistributed earnings of investments in foreign subsidiaries to the extent taxable dividend income would be recognized if such earnings were distributed. Deferred income taxes recorded for undistributed earnings of investments in foreign subsidiaries are net of foreign tax credits estimated to be available. The Company’s estimate of foreign tax credits and the Company’s change to provide only deferred U.S. and state income taxes for a portion of the book value and tax basis differences related to investments in foreign subsidiaries resulted in a reduction of approximately $6.0 million in income tax expense in the fourth quarter of 2005.
Deferred U.S. and state income taxes have not been recorded for the full book value and tax basis differences related to investments in foreign subsidiaries because such investments are expected to be indefinitely held. The book value exceeded the tax basis of investments in foreign subsidiaries by approximately $35.2 million and $30.0 million at January 1, 2006 and January 2, 2005, respectively. If the investments in foreign subsidiaries were held for sale, instead of as permanent investments, then additional U.S. and state deferred income tax liabilities, net of foreign tax credits estimated to be available on undistributed earnings, of approximately $9.8 million and $4.5 million would have been recorded at January 1, 2006 and January 2, 2005, respectively.
The Company has approximately $180 million in state income tax loss carryforwards. If unutilized, state income tax loss carryforwards will start to expire approximately as follows (in millions):

2006	$4.3
2007	3.5
2008	3.8
2009	7.7
2010	8.6
2011 to 2023	152.3

Total	$180.2

E. DEBT
Long-term debt consists of the following (in millions):

	January 1,	January 2,
	2006	2005

Commercial paper borrowings	$—	$ 50.2
5.5% unsecured notes due February 15, 2009	399.2	398.9
4.0% notes due 2006 (£8.4 million)	14.4	16.1
Other indebtedness	14.8	18.9

Total	428.4	484.1
Less current portion	(24.8)	(58.2)

Total long-term debt	$403.6	$425.9

During 2003, notes of £16.7 million were issued to FTC employees who were former FTC shareholders in connection with the acquisition. In 2004, 50% of the balance, or $15.0 million, on the notes was paid. The remaining balance outstanding of £8.4 million is due for payment in August 2006.
Interest on the 5.5% unsecured notes is payable semi-annually on February 15 and August 15.
At January 2, 2005, the average interest rate on the Company’s outstanding commercial paper borrowings was 2.2%. During the third quarter of 2005, the Company replaced its expiring $250 million 364-day revolving credit facility with a new $250 million revolving credit facility on essentially the same terms. The new facility expires in August 2006. The Company also has a five-year $350 million revolving credit facility, which expires in August 2007. These revolving credit facility agreements support the issuance of the Company’s short-term commercial paper.
Under the terms of the five-year $350 million revolving credit facility, interest on borrowings is at floating rates, and depending on the Company’s long-term debt rating, the Company is required to pay an annual fee of 0.07% to 0.15% on the unused portion of the facility, and 0.25% to 0.75% on the used portion of the facility. Under the terms of the $250 million 364-day revolving credit facility, interest on borrowings is at floating rates, and based on the Company’s long-term debt rating, the Company is required to pay an annual fee of 0.04% to 0.10% on the unused portion of the facility, and 0.20% to 0.65% on the used portion of the facility. Also under the terms of the $250 million 364-day revolving credit facility, the Company has the right to extend the term of any borrowings for up to one year from the credit facility’s maturity date for an additional fee of 0.10%. Both revolving credit facilities contain certain covenants, including a financial covenant that the Company maintain at least $1 billion of consolidated shareholders’ equity.
During 2005 and 2004, the Company had average borrowings outstanding of approximately $442.0 million and $516.0 million, respectively, at average annual interest rates of approximately 5.4% and 4.8%, respectively. The Company incurred net interest costs on its borrowings of $23.4 million and $26.4 million during 2005 and 2004, respectively. No interest expense was capitalized in 2005 or 2004.
At January 1, 2006 and January 2, 2005, the fair value of the Company’s 5.5% unsecured notes, based on quoted market prices, totaled $404.1 million and $423.0 million, respectively, compared with the carrying amount of $399.2 million and $398.9 million, respectively.
The carrying value of the Company’s other unsecured debt at January 1, 2006 approximates fair value.
F. REDEEMABLE PREFERRED STOCK
In connection with the acquisition of a cable television system in 1996, the Company issued 11,947 shares of its Series A Preferred Stock. On February 23, 2000, the Company issued an additional 1,275 shares related to this transaction. From 1998 to 2005, 955 shares of Series A Preferred Stock were redeemed at the request of Series A Preferred Stockholders.
The Series A Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share; it is redeemable by the Company at any time on or after October 1, 2015 at a

THE WASHINGTON POST COMPANY

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
During 2005 and 2004, the Company did not purchase any shares of its Class B common stock. During 2003, the Company purchased a total of 910 shares of its Class B common stock at a cost of approximately $0.7 million. At January 1, 2006, the Company has authorization from the Board of Directors to purchase up to 542,800 shares of Class B common stock.
Stock Awards. In 1982, the Company adopted a long-term incentive compensation plan, which, among other provisions, authorizes the awarding of Class B common stock to key employees. Stock awards made under this incentive compensation plan are subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant’s employment terminates before the end of a specified period of service to the Company. At January 1, 2006, there were 187,505 shares reserved for issuance under the incentive compensation plan. Of this number, 29,580 shares were subject to awards outstanding, and 157,925 shares were available for future awards. Activity related to stock awards under the long-term incentive compensation plan for the years ended January 1, 2006, January 2, 2005, and December 28, 2003, was as follows:

	2005		2004		2003

	Number	Average	Number	Average	Number	Average
	of	Award	of	Award	of	Award
	Shares	Price	Shares	Price	Shares	Price

Beginning of year	28,001	$644.51	29,845	$643.89	27,625	$536.74
Awarded	16,550	940.96	200	973.88	15,990	734.01
Vested	(13,830)	609.87	(561)	625.91	(12,752)	523.60
Forfeited	(1,141)	819.22	(1,483)	683.58	(1,018)	658.44

End of year	29,580	$819.83	28,001	$644.51	29,845	$643.89

In addition to stock awards granted under the long-term incentive compensation plan, the Company also made stock awards of 2,550 shares in 2004 and 1,050 shares in 2003.
For the share awards outstanding at January 1, 2006, the aforementioned restriction will lapse in 2006 for 1,450 shares, in 2007 for 14,190 shares, in 2008 for 425 shares, and in 2009 for 15,865 shares. Stock-based compensation costs resulting from stock awards reduced net income by $3.5 million ($0.36 per share, basic and diluted), $3.6 million ($0.38 per share, basic and diluted), and $3.9 million ($0.41 per share, basic and diluted) in 2005, 2004, and 2003, respectively.
Stock Options. The Company’s employee stock option plan reserves 1,900,000 shares of the Company’s Class B common stock for options to be granted under the plan. The purchase price of the shares covered by an option cannot be less than the fair value on the granting date. At January 1, 2006, there were 408,325 shares reserved for issuance under the stock option plan, of which 113,325 shares were subject to options outstanding, and 295,000 shares were available for future grants.
Changes in options outstanding for the years ended January 1, 2006, January 2, 2005, and December 28, 2003, were as follows:

	2005		2004		2003

	Number	Average	Number	Average	Number	Average
	of	Option	of	Option	of	Option
	Shares	Price	Shares	Price	Shares	Price

Beginning of year	122,250	$561.05	152,475	$530.81	163,900	$515.74
Granted	4,500	762.50	4,000	953.50	5,000	803.70
Exercised	(12,800)	533.24	(33,225)	467.68	(15,675)	450.87
Forfeited	(625)	530.87	(1,000)	621.38	(750)	729.00

End of year	113,325	$572.36	122,250	$561.05	152,475	$530.81

Of the shares covered by options outstanding at the end of 2005, 100,950 are now exercisable, 5,750 will become exercisable in 2006, 3,375 will become exercisable in 2007, 2,125 will become exercisable in 2008, and 1,125 will become exercisable in 2009. For 2005, 2004, and 2003, the Company recorded expense of $1.1 million, $0.8 million, and $0.6 million, respectively, related to this plan. Information related to stock options outstanding at January 1, 2006 is as follows:

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 1/1/2006	Life (yrs.)	Price	at 1/1/2006	Price

$344	3,300	1.0	$343.94	3,300	$343.94
472–484	12,125	2.7	473.70	12,125	473.70
500–596	74,900	4.8	531.42	74,900	531.42
693	500	8.0	692.51	250	692.51
729–763	14,000	8.0	739.77	7,125	729.00
816	4,500	8.0	816.05	2,250	816.05
954	4,000	9.0	953.50	1,000	953.50
All options were granted at an exercise price equal to or greater than the fair market value of the Company’s common stock at the date of grant. The weighted average fair value for options granted during 2005, 2004, and 2003 was $218.62, $274.93, and $229.81, respectively. The fair value of options at date of grant
2005 FORM 10-K

was estimated using the Black-Scholes method utilizing the following assumptions:

	2005	2004	2003

Expected life (years)	7	7	7
Interest rate	4.49%	3.85%	4.38%
Volatility	19.08%	20.24%	20.43%
Dividend yield	0.97%	0.73%	0.71%
Refer to Note A for additional disclosures surrounding stock option accounting.
The Company also maintains a stock option plan at its Kaplan subsidiary that provides for the issuance of Kaplan stock options to certain members of Kaplan’s management. The Kaplan stock option plan was adopted in 1997 and initially reserved 15%, or 150,000 shares, of Kaplan’s common stock for awards to be granted under the plan. Under the provisions of this plan, options are issued with an exercise price equal to the estimated fair value of Kaplan’s common stock and options vest ratably over the number of years specified (generally 4 to 5 years) at the time of the grant. Upon exercise, an option holder receives cash equal to the difference between the exercise price and the then fair value. The fair value of Kaplan’s common stock is determined by the Company’s compensation committee of the Board of Directors. In January 2006, the committee set the fair value price at $1,833 per share. Option holders have a 30-day window in which they may exercise at this price, after which time the compensation committee has the right to determine a new price in the event of an exercise.
In September 2003, the compensation committee set the fair value price of Kaplan common stock at $1,625 per share, and announced an offer totaling $138 million for approximately 55% of the stock options outstanding at Kaplan. The Company’s offer included a 10% premium over the then current valuation price of Kaplan common stock of $1,625 per share. As a result of this offer, 100% of the eligible stock options were tendered. The Company paid out $118.7 million in the fourth quarter of 2003, $10.3 million in 2004, and $5.1 million in 2005, with the remainder of the payouts, related to 1,705 tendered stock options, to be made at the time of their scheduled vesting in 2006 to 2008 if the option holder is still employed at Kaplan. Additionally, stock compensation expense will be recorded on these remaining exercised stock options over the remaining vesting periods of 2006 to 2008. A small number of key Kaplan executives continue to hold the remaining 62,229 of outstanding Kaplan stock options. In January 2006, 15,298 Kaplan stock options were exercised, and 12,239 Kaplan stock options were awarded at an option price of $1,833 per share.
In December 2005, the compensation committee awarded to a senior manager Kaplan shares or share equivalents equal in value to $4.8 million, with the number of shares or share equivalents determined by the January 2006 valuation. In 2006, based on the $1,833 per share value, 2,619 shares or share equivalents will be issued. The expense of this award has been reflected in the 2005 results of operations.
For 2005, 2004 and 2003, the Company recorded total Kaplan stock compensation expense of $3.0 million, $32.5 million and $119.1 million, respectively. In 2005, 2004, and 2003 payouts from option exercises totaled $35.2 million, $10.3 million, and $119.6 million, respectively. At December 31, 2005, the Company’s accrual balance related to Kaplan stock-based compensation totaled $63.6 million.
Changes in Kaplan stock options outstanding for the years ended January 1, 2006, January 2, 2005, and December 28, 2003, were as follows:

	2005		2004		2003

	Number	Average	Number	Average	Number	Average
	of	Option	of	Option	of	Option
	Shares	Price	Shares	Price	Shares	Price

Beginning of Year	68,000	$596.17	68,000	$596.17	147,463	$311.24
Granted	10,582	2,080.00	—	—	16,037	1,546.23
Exercised	(16,153)	225.14	—	—	(94,652)	303.66
Forfeited	(200)	652.00	—	—	(848)	382.12

End of year	62,229	$944.63	68,000	$596.17	68,000	$596.17

Of the shares covered by options outstanding at the end of 2005, 38,931 are now exercisable, 9,366 will become exercisable in 2006, 5,843 will become exercisable in 2007, 5,443 will become exercisable in 2008, and 2,646 will become exercisable in 2009. Information related to stock options outstanding at January 1, 2006, is as follows:

	Number	Weighted Average	Number
Range of	Outstanding	Remaining Contractual	Exercisable
Exercise Prices	at 1/1/06	Life (yrs.)	at 1/1/06

$190	16,650	2.0	16,650
375	338	4.5	338
526	18,672	5.5	15,139
652	2,000	6.0	1,200
861	487	6.0	204
1,625	13,500	6.0	5,400
2,080	10,582	6.0	—
Average Number of Shares Outstanding. Basic earnings per share are based on the weighted average number of shares of common stock outstanding during each year. Diluted earnings per common share are based on the weighted average number of shares of common stock outstanding each year, adjusted for the dilutive effect of shares issuable under outstanding stock options. Basic and diluted weighted average share information for 2005, 2004, and 2003 is as follows:

	Basic	Dilutive	Diluted
	Weighted Average	Effect of	Weighted Average
	Shares	Stock Options	Shares

2005	9,593,837	22,060	9,615,897
2004	9,563,314	28,311	9,591,625
2003	9,530,209	24,454	9,554,663
The 2005, 2004, and 2003, diluted earnings per share amounts exclude the effects of 4,000, 4,000, and 16,750 stock options outstanding, respectively, as their inclusion would be antidilutive.

THE WASHINGTON POST COMPANY

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
In 2005, 2004, and 2003, the Company offered several early retirement programs to certain groups of employees at The Washington Post newspaper, Newsweek and the corporate office, the effects of which are included below. Effective June 1, 2003, the retirement pension program for certain employees at The Washington Post newspaper and the corporate office was amended and provides for increased annuity payments for vested employees retiring after this date. This plan amendment resulted in a reduction in the pension credit of approximately $5.1 million and $2.6 million for the years ended January 2, 2005 and December 28, 2003, respectively.
The following table sets forth obligation, asset and funding information for the Company’s defined benefit pension and postretirement plans at January 1, 2006 and January 2, 2005 (in thousands):

	Pension Plans		Postretirement Plans

	2005	2004	2005	2004

Change in Benefit Obligation
Benefit obligation at beginning of year	$689,141	$625,774	$132,540	$120,444
Service cost	27,161	22,896	6,026	5,285
Interest cost	39,989	37,153	7,434	7,355
Amendments	3,751	218	—	—
Actuarial loss	15,272	46,655	1,860	5,764
Benefits paid	(26,441)	(43,555)	(6,391)	(6,308)

Benefit obligation at end of year	$748,873	$689,141	$141,469	$132,540

Change in Plan Assets
Fair value of assets at beginning of year	$1,588,213	$1,564,966	$—	$—
Actual return on plan assets	121,493	66,802	—	—
Employer contributions	—	—	6,391	6,308
Benefits paid	(26,441)	(43,555)	(6,391)	(6,308)

Fair value of assets at end of year	$1,683,265	$1,588,213	$—	$—

Funded status	$934,392	$899,072	$(141,469)	$(132,540)
Unrecognized transition asset	(249)	(355)	—	—
Unrecognized prior service cost	36,233	38,389	(7,413)	(8,001)
Unrecognized actuarial gain	(376,907)	(380,359)	(2,027)	(4,949)

Net prepaid (accrued) cost	$593,469	$556,747	$(150,909)	$(145,490)

The accumulated benefit obligation for the Company’s defined benefit pension plans at January 1, 2006 and January 2, 2005, was $650.6 million and $599.2 million, respectively.
Key assumptions utilized for determining the benefit obligation at January 1, 2006 and January 2, 2005, are as follows:

	Pension Plans		Postretirement Plans

	2005	2004	2005	2004

Discount rate	5.75%	5.75%	5.60%	5.75%
Rate of compensation increase	4.0%	4.0%	—	—
The assumed health care cost trend rate used in measuring the postretirement benefit obligation at January 1, 2006 was 9.5% for both pre-age 65 and post-age 65 benefits, decreasing to 5.0% in the year 2015 and thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A change of 1 percentage point in the assumed health care cost trend rates would have the following effects (in thousands):

	1%	1%
	Increase	Decrease

Benefit obligation at end of year	$21,471	$(20,075)
Service cost plus interest cost	$2,150	$(2,085)
The Company made no contributions to its defined benefit pension plans in 2005, 2004 and 2003, and the Company does not expect to make any contributions in 2006 or in the foreseeable future. The Company made contributions to its postretirement benefit plans of $6.4 million and $6.3 million for the years ended January 1, 2006 and January 2, 2005, respectively, as the plans are unfunded and the Company covers benefit payments. The Company expects to make contributions for its postretirement plans by funding benefit payments consistent with the assumed heath care cost trend rates discussed above.
At January 1, 2006, future estimated benefit payments are as follows (in millions):

		Postretirement
	Pension Plans	Plans

2006	$28.5	$6.9
2007	$30.1	$7.4
2008	$32.3	$8.0
2009	$34.4	$8.6
2010	$36.6	$9.4
2011-2015	$230.8	$55.7
The Company’s defined benefit pension obligations are funded by a portfolio made up of a relatively small number of stocks and high-quality fixed-income securities that are held in trust. The asset allocations of the Company’s pension plans were as follows (in millions):

	Plan Asset Allocations

	January 1, 2006		January 2, 2005

Equities	$1,427	84.8%	$1,362	85.8%
Fixed Income	256	15.2%	226	14.2%

Total	$1,683	100.0%	$1,588	100.0%

The equity amounts shown above include $418.6 million and $415.4 million of Berkshire Hathaway Class A and Class B common stocks at January 1, 2006 and January 2, 2005, respectively.
Essentially all of the assets are managed by two investment companies. None of the assets are managed internally by the Company or are invested in securities of the Company. The goal of the investment managers is to try to produce moderate long-term growth in the value of those assets, while trying to protect them against large decreases in value. The managers cannot invest more than 20% of
2005 FORM 10-K

the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval by the Plan administrator.
The total (income) cost arising from the Company’s defined benefit pension and postretirement plans for the years ended January 1, 2006, January 2, 2005, and December 28, 2003, consists of the following components (in thousands):

	Pension Plans			Postretirement Plans

	2005	2004	2003	2005	2004	2003

Service cost	$27,161	$22,896	$19,965	$6,026	$5,285	$5,164
Interest cost	39,989	37,153	33,696	7,434	7,355	7,395
Expected return on assets	(104,589)	(97,702)	(96,116)	—	—	—
Amortization of transition asset	(106)	(1,086)	(2,189)	—	—	—
Amortization of prior service cost	4,716	4,530	4,172	(588)	(588)	(360)
Recognized actuarial gain	(5,085)	(7,745)	(14,665)	(1,061)	(995)	(1,675)

Net periodic (benefit) cost for the year	(37,914)	(41,954)	(55,137)	11,811	11,057	10,524
Early retirement programs expense	1,192	132	34,135	—	—	—
Curtailment gain	—	—	—	—	—	(634)

Total (benefit) cost for the year	$(36,722)	$(41,822)	$(21,002)	$11,811	$11,057	$9,890

The costs for the Company’s defined benefit pension and postretirement plans are actuarially determined. Below are the key assumptions utilized to determine periodic cost for the years ended January 1, 2006, January 2, 2005, and December 28, 2003:

	Pension Plans			Postretirement Plans

	2005	2004	2003	2005	2004	2003

Discount rate	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Expected return on plan assets	7.5%	7.5%	7.5%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	—	—	—
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
In December of 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act) was enacted. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that meets certain criteria. The Company’s other postretirement plans covering retirees currently provide certain prescription benefits to eligible participants. Overall, the Company’s Postretirement benefit obligation was reduced by about $4.0 million at January 2, 2005 as a result of the Act; the Company’s postretirement expense was reduced by about $0.5 million in fiscal year 2005 as a result of the Act.
Contributions to multi-employer pension plans, which are generally based on hours worked, amounted to $2.6 million in 2005, $2.0 million in 2004, and $2.0 million in 2003.
The Company recorded expense associated with retirement benefits provided under incentive savings plans (primarily 401(k) plans) of approximately $18.3 million in 2005, $17.6 million in 2004, and $15.5 million in 2003.

I.	LEASE AND OTHER COMMITMENTS
The Company leases real property under operating agreements. Many of the leases contain renewal options and escalation clauses that require payments of additional rent to the extent of increases in the related operating costs.
At January 1, 2006, future minimum rental payments under noncancelable operating leases approximate the following (in thousands):

2006	$95,226
2007	91,109
2008	82,649
2009	71,907
2010	61,703
Thereafter	185,392

$587,986

Minimum payments have not been reduced by minimum sublease rentals of $4.8 million due in the future under noncancelable subleases.
Rent expense under operating leases included in operating costs was approximately $113.0 million, $97.6 million, and $76.8 million, in 2005, 2004, and 2003, respectively. Sublease income was approximately $0.8 million, $0.6 million, and $0.6 million in 2005, 2004, and 2003, respectively.
The Company’s broadcast subsidiaries are parties to certain agreements that commit them to purchase programming to be produced in future years. At January 1, 2006, such commitments amounted to approximately $97.3 million. If such programs are not produced, the Company’s commitment would expire without obligation.
J. ACQUISITIONS, EXCHANGES AND DISPOSITIONS
The Company completed business acquisitions and exchanges totaling approximately $156.1 million in 2005, $63.9 million in 2004, and $169.5 million in 2003. All of these acquisitions were accounted for using the purchase method, and accordingly, the assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition. The purchase price allocations for these acquisitions mostly comprised goodwill and other intangibles, and property, plant and equipment.
In December 2005, Kaplan announced an agreement to acquire Tribeca Learning Limited, a leading education provider to the Australian financial services sector. The acquisition is expected to close in the second quarter of 2006.
During 2005, Kaplan acquired ten businesses in its higher education, professional and test preparation divisions for a total of $140.1 million, financed with cash and $3.0 million in debt. The largest of these included BISYS Education Services, a provider of licensing education and compliance solutions for financial service institutions and professionals, The Kidum Group, the leading provider of test preparation services in Israel, and Asia Pacific Manage-

THE WASHINGTON POST COMPANY

ment Institute, a private education provider for undergraduate and postgraduate students in Asia. In addition, on January 14, 2005, the Company completed the acquisition of Slate, the online magazine, which is now included as part of the Company’s newspaper publishing division. Most of the purchase price for the 2005 acquisitions was allocated to goodwill and other intangibles, and property, plant and equipment.
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
During 2003, Kaplan acquired 13 businesses in its higher education and professional divisions for a total of $166.8 million, financed with cash and $36.7 million of debt. The largest of these was the March 2003 acquisition of the stock of The Financial Training Company (FTC), for £55.3 million ($87.4 million). Headquartered in London, FTC provides training services for accountants and financial services professionals, with 28 training centers in the United Kingdom as well as operations in Asia. This acquisition was financed with cash and $29.7 million of debt, primarily to employees of the business. In November 2003, Kaplan acquired Dublin Business School, Ireland’s largest private undergraduate institution. Most of the purchase price for the 2003 Kaplan acquisitions was allocated to goodwill and other intangibles and property, plant and equipment.
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
The results of operations for each of the businesses acquired are included in the Consolidated Statements of Income from their respective dates of acquisition. Pro forma results of operations for 2005, 2004 and 2003, assuming the acquisitions and exchanges occurred at the beginning of 2003, are not materially different from reported results of operations.
K. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets” effective on the first day of its 2002 fiscal year. As a result of the adoption of SFAS 142, the Company ceased most of the periodic charges previously recorded from the amortization of goodwill and other intangibles.
The Company’s intangible assets with an indefinite life are principally from franchise agreements at its cable division, as the Company expects its cable franchise agreements to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon, and the Company’s cable division historically has obtained renewals and extensions of such agreements for nominal costs and without any material modifications to the agreements. Amortized intangible assets are primarily mastheads, customer relationship intangibles and non-compete agreements, with amortization periods up to ten years. Amortization expense was $7.5 million in 2005 and is estimated to be approximately $6 million in each of the next five years.
The Company’s goodwill and other intangible assets as of January 1, 2006 and January 2, 2005 were as follows (in thousands):

		Accumulated
	Gross	Amortization	Net

2005:
Goodwill	$1,423,972	$298,402	$1,125,570
Indefinite-lived intangible assets	658,498	163,806	494,692
Amortized intangible assets	42,434	19,620	22,814

	$2,124,904	$481,828	$1,643,076

2004:
Goodwill	$1,321,542	$298,402	$1,023,140
Indefinite-lived intangible assets	656,998	163,806	493,192
Amortized intangible assets	20,021	12,142	7,879

	$1,998,561	$474,350	$1,524,211

Activity related to the Company’s goodwill and intangible assets during 2005 was as follows (in thousands):

	Newspaper	Television	Magazine	Cable
	Publishing	Broadcasting	Publishing	Television	Education	Total

Goodwill, Net
Beginning of year	$72,770	$203,165	$69,556	$85,666	$591,983	$1,023,140
Acquisitions	7,881				111,623	119,504
Foreign currency exchange rate					(17,074)	(17,074)

End of year	$80,651	$203,165	$69,556	$85,666	$686,532	$1,125,570

Indefinite-Lived Intangible Assets, Net
Beginning of year				$486,330	$6,862	$493,192
Acquisitions					1,500	1,500

End of year				$486,330	$8,362	$494,692

Amortized Intangible Assets, Net
Beginning of year	$118			$2,474	$5,287	$7,879
Acquisitions	7,677				14,989	22,666
Foreign currency exchange rate					(253)	(253)
Amortization	(1,119)			(764)	(5,595)	(7,478)

End of year	$6,676			$1,710	$14,428	$22,814

2005 FORM 10-K

Activity related to the Company’s goodwill and intangible assets during 2004 was as follows (in thousands):

	Newspaper	Television	Magazine	Cable
	Publishing	Broadcasting	Publishing	Television	Education	Total

Goodwill, Net
Beginning of year	$71,277	$203,165	$69,556	$85,666	$536,030	$965,694
Acquisitions	1,493				44,143	45,636
Foreign currency exchange rate					11,810	11,810

End of year	$72,770	$203,165	$69,556	$85,666	$591,983	$1,023,140

Indefinite-Lived Intangible Assets, Net
Beginning of year				$484,556	$2,100	$486,656
Acquisitions				1,774	4,762	6,536

End of year				$486,330	$6,862	$493,192

Amortized Intangible Assets, Net
Beginning of year	$30			$1,081	$4,115	$5,226
Acquisitions	107			2,045	9,845	11,997
Foreign currency exchange rate					(10)	(10)
Amortization	(19)			(652)	(8,663)	(9,334)

End of year	$118			$2,474	$5,287	$7,879

L. OTHER NON-OPERATING INCOME (EXPENSE)
The Company recorded other non-operating income, net, of $9.0 million in 2005, $8.1 million in 2004 and $55.4 million in 2003. The 2003 non-operating income, net, mostly comprises a $49.8 million pre-tax gain from the sale of the Company’s 50 percent interest in the International Herald Tribune.
A summary of non-operating income (expense) for the years ended January 1, 2006, January 2, 2005, and December 28, 2003 follows (in millions):

	2005	2004	2003

Gain on sales of marketable securities	$12.7	$—	$—
Gain on sale of non-operating land	5.1	—	—
Foreign currency (losses) gains, net	(8.1)	5.5	4.2
Impairment write-downs on cost method and other investments	(1.5)	(0.7)	(1.3)
Gain on sale of interest in IHT	—	—	49.8
Gain on sale or exchange of cable system businesses	—	0.5	—
Other	0.8	2.8	2.7

Total	$9.0	$8.1	$55.4

M. CONTINGENCIES AND LOSSES
The Company and its subsidiaries are parties to various civil lawsuits that have arisen in the ordinary course of their businesses, including actions for libel and invasion of privacy, and violations of applicable wage and hour laws. Kaplan Inc. is a party to a proposed class action antitrust lawsuit in California filed on April 29, 2005. The suit alleges violations of the Sherman Act. The Company intends to defend the lawsuit vigorously. Management does not believe that any litigation pending against the Company will have a material adverse effect on its business or financial condition.
The Company’s education division derives a portion of its net revenues from financial aid received by its students under Title IV Programs administered by the U.S. Department of Education pursuant to the Federal Higher Education Act of 1965 (HEA), as amended. In order to participate in Title IV Programs, the Company must comply with complex standards set forth in the HEA and the regulations promulgated thereunder (the Regulations). The failure to comply with the requirements of HEA or the Regulations could result in the restriction or loss of the ability to participate in Title IV Programs and subject the Company to financial penalties. For the years ended January 1, 2006, January 2, 2005 and December 28, 2003, approximately $505.0 million, $430.0 million and $250.0 million, respectively, of the Company education division revenues were derived from financial aid received by students under Title IV Programs. Management believes that the Company’s education division schools that participate in Title IV Programs are in material compliance with standards set forth in the HEA and the Regulations.
Operating results for the Company in 2005 include the impact of charges and lost revenues associated with Katrina and other hurricanes. Most of the impact was at the cable division, but the television broadcasting and education divisions were also adversely impacted. About 94,000 of the cable division’s pre-hurricane subscribers were located on the Gulf Coast of Mississippi, including Gulfport, Biloxi, Pascagoula and other neighboring communities where storm damage from Hurricane Katrina was significant. Through the end of 2005, the cable division recorded $9.6 million in property, plant and equipment losses; incurred an estimated $9.4 million in incremental cleanup, repair and other expenses in connection with the hurricane; and experienced an estimated $9.7 million reduction in operating income from subscriber losses and the granting of a 30-day service credit to all its 94,000 pre-hurricane Gulf Coast subscribers. As of December 31, 2005, the Company has recorded a $5.0 million receivable for recovery of a portion of cable hurricane losses through December 31, 2005 under the Company’s property and business interruption insurance program; this recovery was recorded as a reduction of cable division expense in the fourth quarter of 2005. Actual insurance recovery amounts for cable losses through December 31, 2005 may ultimately be higher than the estimated $5.0 million. Additional costs and losses related to the hurricane will continue to be incurred in 2006, and property and business interruption insurance coverage is expected to cover some of these losses.
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
The magazine publishing division consists of the publication of a weekly news magazine, Newsweek, which has one domestic and three English-language international editions (and, in conjunction with others, publishes eight foreign-language editions around the world), the publication of Arthur Frommer’s Budget Travel, and the

THE WASHINGTON POST COMPANY

publication of business periodicals for the computer services industry and the Washington-area technology community.
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
Education products and services are provided through the Company’s wholly-owned subsidiary, Kaplan, Inc. Kaplan’s businesses include supplemental education services, which is made up of Kaplan Test Prep and Admissions, providing test preparation services for college and graduate school entrance exams; Kaplan Professional, providing education and career services to business people and other professionals; and Score!, offering multi-media learning and private tutoring to children and educational resources to parents. Kaplan’s businesses also provide higher education services, which include all of Kaplan’s post-secondary education businesses, including the fixed-facility colleges that offer Bachelor’s degrees, Associate’s degrees and diploma programs primarily in the fields of health care, business and information technology; and online post-secondary and career programs (various distance-learning businesses). For segment reporting purposes, the education division has two primary segments, supplemental education and higher education. Kaplan corporate overhead and “other” is also included; “other ” includes Kaplan stock compensation expense and amortization of certain intangibles.
Corporate office includes the expenses of the Company’s corporate office.
The Company’s foreign revenues in 2005, 2004, and 2003, totaled approximately $248 million, $209 million, and $140 million, respectively, principally from Kaplan’s foreign operations and the publication of the international editions of Newsweek. The Company’s long-lived assets in foreign countries (excluding goodwill and other intangibles), principally in the United Kingdom, totaled approximately $29 million at each of January 1, 2006 and January 2, 2005.
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
2005 FORM 10-K

	Newspaper	Television	Magazine	Cable		Corporate
(in thousands)	Publishing	Broadcasting	Publishing	Television	Education	Office	Consolidated

2005
Operating revenues	$957,082	$331,817	$344,894	$507,700	$1,412,394	$—	$3,553,887
Income (loss) from operations	$125,359	$142,478	$45,122	$76,720	$157,835	$(32,600)	$514,914
Equity in losses of affiliates							(881)
Interest expense, net							(23,369)
Other income, net							8,980

Income before income taxes							$499,644

Identifiable assets	$702,221	$420,154	$594,937	$1,122,654	$1,257,952	$90,159	$4,188,077
Investments in marketable equity securities							329,921
Investments in affiliates							66,775

Total assets							$4,584,773

Depreciation of property, plant and equipment	$36,556	$10,202	$2,801	$100,031	$39,453	$1,500	$190,543
Amortization expense	$1,119	$—	$—	$764	$5,595	$—	$7,478
Pension credit (expense)	$(784)	$2,939	$38,184	$(1,252)	$(2,365)	$—	$36,722
Kaplan stock-based incentive compensation					$3,000		$3,000
Capital expenditures	$33,276	$8,557	$660	$111,331	$84,257	$268	$238,349
2004
Operating revenues	$938,066	$361,716	$366,119	$499,312	$1,134,891	$—	$3,300,104
Income (loss) from operations	$143,086	$174,176	$52,921	$104,171	$121,455	$(32,803)	$563,006
Equity in losses of affiliates							(2,291)
Interest expense, net							(26,410)
Other income, net							8,127

Income before income taxes							$542,432

Identifiable assets	$685,744	$409,574	$581,601	$1,112,935	$1,033,810	$13,551	$3,837,215
Investments in marketable equity securities							409,736
Investments in affiliates							61,814

Total assets							$4,308,765

Depreciation of property, plant and equipment	$36,862	$11,093	$3,255	$94,974	$29,154	$—	$175,338
Amortization expense	$19	$—	$—	$652	$8,663	$—	$9,334
Pension credit (expense)	$3,598	$3,172	$37,613	$(1,030)	$(1,531)	$—	$41,822
Kaplan stock-based incentive compensation					$32,546		$32,546
Capital expenditures	$27,959	$6,967	$1,499	$78,873	$85,221	$4,113	$204,632
2003
Operating revenues	$872,754	$315,126	$353,555	$459,399	$838,077	$—	$2,838,911
Income (loss) from operations(1)	$134,197	$139,744	$43,504	$88,392	$(11,709)	$(30,308)	$363,820
Equity in losses of affiliates							(9,766)
Interest expense, net							(26,851)
Other income, net							55,385

Income before income taxes							$382,588

Identifiable assets	$684,944	$411,434	$532,867	$1,130,410	$870,850	$10,023	$3,640,528
Investments in marketable equity securities							247,958
Investments in affiliates							61,312

Total assets							$3,949,798

Depreciation of property, plant and equipment	$41,914	$11,414	$3,727	$92,804	$23,989	$—	$173,848
Amortization expense	$15	$—	$—	$151	$1,270	$—	$1,436
Pension credit (expense)	$(19,580)	$4,165	$38,493	$(853)	$(1,223)	$—	$21,002
Kaplan stock-based incentive compensation					$119,126		$119,126
Capital expenditures	$18,642	$5,434	$1,027	$65,948	$34,537	$—	$125,588
(1) Newspaper publishing operating income in 2003 includes gain on sale of land at The Washington Post newspaper of $41.7 million.

THE WASHINGTON POST COMPANY

The Company’s education division comprises the following operating segments:

			Corporate
	Higher	Supplemental	Overhead	Total
(in thousands)	Education	Education	and Other	Education

2005
Operating revenues	$721,579	$690,815	$—	$1,412,394
Income (loss) from operations	$82,660	$117,075	$(41,900)	$157,835
Identifiable assets	$587,997	$645,957	$23,998	$1,257,952
Depreciation of property, plant and equipment	$20,100	$16,073	$3,280	$39,453
Amortization expense			$5,595	$5,595
Kaplan stock-based incentive compensation			$3,000	$3,000
Capital expenditures	$49,406	$30,134	$4,717	$84,257
2004
Operating revenues	$559,877	$575,014	$—	$1,134,891
Income (loss) from operations	$93,402	$100,795	$(72,742)	$121,455
Identifiable assets	$505,077	$492,195	$36,538	$1,033,810
Depreciation of property, plant and equipment	$13,222	$13,899	$2,033	$29,154
Amortization expense			$8,663	$8,663
Kaplan stock-based incentive compensation			$32,546	$32,546
Capital expenditures	$48,990	$26,550	$9,681	$85,221
2003
Operating revenues	$368,320	$469,757	$—	$838,077
Income (loss) from operations	$58,428	$87,044	$(157,181)	$(11,709)
Identifiable assets	$389,365	$458,156	$23,329	$870,850
Depreciation of property, plant and equipment	$7,970	$14,624	$1,395	$23,989
Amortization expense			$1,270	$1,270
Kaplan stock-based incentive compensation			$119,126	$119,126
Capital expenditures	$20,876	$10,513	$3,148	$34,537
2005 FORM 10-K

O. SUMMARY OF QUARTERLY OPERATING RESULTS AND COMPREHENSIVE INCOME (UNAUDITED)
Quarterly results of operations and comprehensive income for the years ended January 1, 2006 and January 2, 2005 are as follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005 Quarterly Operating Results
Operating revenues
Advertising	$305,550	$336,563	$311,581	$363,790
Circulation and subscriber	186,222	191,622	182,677	186,557
Education	325,383	345,780	362,822	378,409
Other	16,775	23,612	16,582	19,962

	833,930	897,577	873,662	948,718

Operating costs and expenses
Operating	452,453	472,981	486,400	497,782
Selling, general and administrative	226,312	237,531	225,760	241,734
Depreciation of property, plant and equipment	45,568	47,905	47,531	49,538
Amortization of goodwill and other intangibles	1,608	1,465	1,587	2,818

	725,941	759,882	761,278	791,872

Income from operations	107,989	137,695	112,384	156,846
Equity in (losses) earnings of affiliates	(525)	342	(952)	254
Interest income	574	576	611	1,624
Interest expense	(6,519)	(6,436)	(7,554)	(6,245)
Other income (expense), net	7,072	(3,622)	6,869	(1,339)

Income before income taxes	108,591	128,555	111,358	151,140
Provision for income taxes	42,000	49,800	44,800	48,700

Net income	66,591	78,755	66,558	102,440
Redeemable preferred stock dividends	(491)	(245)	(245)	—

Net income available for common shares	$66,100	$78,510	$66,313	$102,440

Basic earnings per common share	$6.89	$8.18	$6.91	$10.67

Diluted earnings per common share	$6.87	$8.16	$6.89	$10.65

Basic average shares outstanding	9,589	9,594	9,596	9,598
Diluted average shares outstanding	9,617	9,618	9,618	9,616
2005 Quarterly comprehensive income	$51,301	$66,397	$56,318	$114,359

The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Income due to rounding.
Quarterly impact from certain unusual items (after-tax and diluted EPS amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Charges and lost revenues associated with Katrina and other hurricanes ($12.6 million and $4.7 million in the third and fourth quarters, respectively)			$(1.31)	$(0.49)
Gain on sale of marketable equity securities and land ($5.4 million, $5.2 million and $0.6 million in the first, third and fourth quarters, respectively)	$0.56		$0.54	$0.06

THE WASHINGTON POST COMPANY

	First	Second	Third	Fourth
(In thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter

2004 Quarterly Operating Results
Operating revenues
Advertising	$299,127	$338,060	$323,021	$386,662
Circulation and subscriber	180,259	185,728	185,521	190,302
Education	258,271	276,696	293,621	306,303
Other	21,312	17,907	17,869	19,445

	758,969	818,391	820,032	902,712

Operating costs and expenses
Operating	409,681	420,407	422,894	464,077
Selling, general and administrative	198,132	203,334	210,488	223,413
Depreciation of property, plant and equipment	43,859	44,769	45,020	41,690
Amortization of goodwill and other intangibles	2,380	3,881	1,332	1,741

	654,052	672,391	679,734	730,921

Income from operations	104,917	146,000	140,298	171,791
Equity in losses of affiliates	(1,716)	(353)	539	(761)
Interest income	344	458	351	469
Interest expense	(6,861)	(6,830)	(6,874)	(7,467)
Other income (expense), net	742	(71)	858	6,598

Income before income taxes	97,426	139,204	135,172	170,630
Provision for income taxes	38,000	54,300	52,700	64,700

Net income	59,426	84,904	82,472	105,930
Redeemable preferred stock dividends	(502)	(245)	(245)	—

Net income available for common shares	$58,924	$84,659	$82,227	$105,930

Basic earnings per common share	$6.17	$8.85	$8.59	$11.07

Diluted earnings per common share	$6.15	$8.82	$8.57	$11.03

Basic average shares outstanding	9,550	9,563	9,568	9,571
Diluted average shares outstanding	9,582	9,596	9,598	9,601
2004 Quarterly comprehensive income	$74,806	$78,719	$90,962	$136,089

The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Income due to rounding.
2005 FORM 10-K

(This page intentionally left blank)

THE WASHINGTON POST COMPANY

SCHEDULE II
THE WASHINGTON POST COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E

		Additions –
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

Year Ended December 28, 2003
Allowance for doubtful accounts and returns	$60,240,000	$93,565,000	$91,951,000	$61,854,000
Allowance for advertising rate adjustments and discounts	5,156,000	6,371,000	6,857,000	4,670,000

	$65,396,000	$99,936,000	$98,808,000	$66,524,000

Year Ended January 2, 2005
Allowance for doubtful accounts and returns	$61,854,000	$106,605,000	$102,807,000	$65,652,000
Allowance for advertising rate adjustments and discounts	4,670,000	7,874,000	7,231,000	5,313,000

	$66,524,000	$114,479,000	$110,038,000	$70,965,000

Year Ended January 1, 2006
Allowance for doubtful accounts and returns	$65,652,000	$127,195,000	$121,722,000	$71,125,000
Allowance for advertising rate adjustments and discounts	5,313,000	14,970,000	13,309,000	6,974,000

	$70,965,000	$142,165,000	$135,031,000	$78,099,000

2005 FORM 10-K

TEN-YEAR SUMMARY OF SELECTED HISTORICAL FINANCIAL DATA
See Notes to Consolidated Financial Statements for the summary of significant accounting policies and additional information relative to the years 2003–2005. Operating results prior to 2002 include amortization of goodwill and certain other intangible assets that are no longer amortized under SFAS 142.

(in thousands, except per share amounts)	2005	2004	2003

Results of Operations
Operating revenues	$3,553,887	$3,300,104	$2,838,911
Income from operations	$514,914	$563,006	$363,820
Income before cumulative effect of change in accounting principle	$314,344	$332,732	$241,088
Cumulative effect of change in method of accounting for goodwill and other intangibles	—	—	—

Net income	$314,344	$332,732	$241,088

Per Share Amounts
Basic earnings per common share
Before cumulative effect of change in accounting principle	$32.66	$34.69	$25.19
Cumulative effect of change in accounting principle	—	—	—

Net income available for common shares	$32.66	$34.69	$25.19

Basic average shares outstanding	9,594	9,563	9,530
Diluted earnings per share
Before cumulative effect of change in accounting principle	$32.59	$34.59	$25.12
Cumulative effect of change in accounting principle	—	—	—

Net income available for common shares	$32.59	$34.59	$25.12

Diluted average shares outstanding	9,616	9,592	9,555
Cash dividends	$7.40	$7.00	$5.80
Common shareholders’ equity	$274.79	$251.11	$216.17
Financial Position
Current assets	$818,326	$750,509	$550,571
Working capital (deficit)	123,605	62,348	(190,426)
Property, plant and equipment	1,142,632	1,089,952	1,051,373
Total assets	4,584,773	4,308,765	3,949,798
Long-term debt	403,635	425,889	422,471
Common shareholders’ equity	2,638,423	2,404,606	2,062,681
Impact from certain unusual items (after-tax and diluted EPS amounts):
2005

•	charges and lost revenues of $17.3 million ($1.80 per share) associated with Katrina and other hurricanes
•	gain of $11.2 million ($1.16 per share) from sales of non-operating land and marketable equity securities
2003

•	gain of $32.3 million ($3.38 per share) on the sale of the Company’s 50% interest in the International Herald Tribune
•	gain of $25.5 million ($2.66 per share) on sale of land at The Washington Post newspaper
•	charge of $20.8 million ($2.18 per share) for early retirement programs at The Washington Post newspaper
•	Kaplan stock compensation expense of $6.4 million ($0.67 per share) for the 10% premium associated with the purchase of outstanding Kaplan stock options
•	charge of $3.9 million ($0.41 per share) in connection with the establishment of the Kaplan Educational Foundation
2002

•	gain of $16.7 million ($1.75 per share) on the exchange of certain cable systems
•	charge of $11.3 million ($1.18 per share) for early retirement programs at Newsweek and The Washington Post newspaper

THE WASHINGTON POST COMPANY

	2002	2001	2000	1999	1998	1997	1996

Results of Operations
Operating revenues	$2,584,203	$2,411,024	$2,409,633	$2,212,177	$2,107,593	$1,952,986	$1,851,058
Income from operations	$377,590	$219,932	$339,882	$388,453	$378,897	$381,351	$337,169
Income before cumulative effect of change in accounting principle	$216,368	$229,639	$136,470	$225,785	$417,259	$281,574	$220,817
Cumulative effect of change in method of accounting for goodwill and other intangibles	(12,100)	—	—	—	—	—	—

Net income	$204,268	$229,639	$136,470	$225,785	$417,259	$281,574	$220,817

Per Share Amounts
Basic earnings per common share
Before cumulative effect of change in accounting principle	$22.65	$24.10	$14.34	$22.35	$41.27	$26.23	$20.08
Cumulative effect of change in accounting principle	(1.27)	—	—	—	—	—	—

Net income available for common shares	$21.38	$24.10	$14.34	$22.35	$41.27	$26.23	$20.08

Basic average shares outstanding	9,504	9,486	9,445	10,061	10,087	10,700	10,964
Diluted earnings per share
Before cumulative effect of change in accounting principle	$22.61	$24.06	$14.32	$22.30	$41.10	$26.15	$20.05
Cumulative effect of change in accounting principle	(1.27)	—	—	—	—	—	—

Net income available for common shares	$21.34	$24.06	$14.32	$22.30	$41.10	$26.15	$20.05

Diluted average shares outstanding	9,523	9,500	9,460	10,082	10,129	10,733	10,980
Cash dividends	$5.60	$5.60	$5.40	$5.20	$5.00	$4.80	$4.60
Common shareholders’ equity	$192.45	$177.30	$156.55	$144.90	$157.34	$117.36	$121.24
Financial Position
Current assets	$407,347	$426,603	$405,067	$476,159	$404,878	$308,492	$382,631
Working capital (deficit)	(356,644)	(37,233)	(3,730)	(346,389)	15,799	(300,264)	100,995
Property, plant and equipment	1,094,400	1,098,211	927,061	854,906	841,062	653,750	511,363
Total assets	3,604,866	3,588,844	3,200,743	2,986,944	2,729,661	2,077,317	1,870,411
Long-term debt	405,547	883,078	873,267	397,620	395,000	—	—
Common shareholders’ equity	1,830,386	1,683,485	1,481,007	1,367,790	1,588,103	1,184,074	1,322,803
2001

•	gain of $196.5 million ($20.69 per share) on the exchange of certain cable systems
•	non-cash goodwill and other intangibles impairment charge of $19.9 million ($2.10 per share) recorded in conjunction with the Company’s BrassRing investment
•	charges of $18.3 million ($1.93 per share) from the write-down of a non-operating parcel of land and certain cost-method investments to their estimated fair value
2000

•	charge of $16.5 million ($1.74 per share) for an early retirement program at The Washington Post newspaper
1999

•	gains of $18.6 million ($1.81 per share) on the sales of marketable equity securities
1998

•	gain of $168.0 million ($16.59 per share) on the disposition of the Company’s 28% interest in Cowles Media Company
•	gain of $13.8 million ($1.36 per share) from the sale of 14 small cable systems
•	gain of $12.6 million ($1.24 per share) on the disposition of the Company’s investment in Junglee, a facilitator of internet commerce
1997

•	gain of $28.4 million ($2.65 per share) from the sale of the Company’s investments in Bear Island Paper Company LP and Bear Island Timberlands Company LP
•	gain of $16.0 million ($1.50 per share) from the sale of the PASS regional cable sports network
2005 FORM 10-K

(This page intentionally left blank)

THE WASHINGTON POST COMPANY

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.3	By-Laws of the Company as amended and restated through September 22, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.1	Form of the Company’s 5.50% Notes due February 15, 2009, issued under the Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.2	Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.3	First Supplemental Indenture dated as of September 22, 2003, among WP Company LLC, the Company and Bank One, NA, as successor to The First National Bank of Chicago, as Trustee, to the Indenture dated as of February 17, 1999, between The Washington Post Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.4	364-Day Credit Agreement dated as of August 10, 2005, among the Company, Citibank, N.A., JP Morgan Chase Bank, N.A., Wachovia Bank, National Association, SunTrust Bank, The Bank of New York and PNC Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on form 8-K dated August 12, 2005).

4.5	5-Year Credit Agreement dated as of August 14, 2002, among the Company, Citibank, N.A., Wachovia Bank, N.A., SunTrust Bank, Bank One, N.A., JPMorgan Chase Bank, The Bank of New York and PNC Bank, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002).

4.6	Consent and Amendment No. 1 dated as of August 13, 2003, to the 5-Year Credit Agreement dated as of August 14, 2002, among the Company, Citibank, N.A. and the other lenders that are parties to such Credit Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 22, 2003).

10.1	The Washington Post Company Incentive Compensation Plan as amended and restated on January 20, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 20, 2006).*

10.2	The Washington Post Company Stock Option Plan as amended and restated effective May 31, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003).*

10.3	The Washington Post Company Supplemental Executive Retirement Plan as amended and restated through March 14, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001).*

10.4	The Washington Post Company Deferred Compensation Plan as amended and restated effective May 12, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 12, 2005).*

11	Calculation of earnings per share of common stock.

21	List of subsidiaries of the Company.

23	Consent of independent registered public accounting firm.

24	Power of attorney dated February 28, 2006.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

* A management contract or compensatory plan or arrangement required to be included as an exhibit hereto pursuant to Item 15(c) of Form 10-K.
2005 FORM 10-K