Form 10-Q
period 2006-04-02
WASHINGTON POST CO
filed 2006-05-10
CIK 104889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 2, 2006

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

Indicate by check mark whether the registrant is an accelerated filer as defined by Rule 12b-2 of the Exchange Act).    Yes  ☒.    No  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Shares outstanding at May 1, 2006:

Class A Common Stock	1,722,250 Shares
Class B Common Stock	7,880,485 Shares

THE WASHINGTON POST COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Washington Post Company

Condensed Consolidated Statements of Income (Unaudited)

	Thirteen Weeks Ended
(In thousands, except per share amounts)	April 2, 2006	April 3, 2005
Operating revenues
Advertising	$327,165	$305,550
Circulation and subscriber	189,319	186,222
Education	408,934	325,383
Other	22,862	16,775

	948,280	833,930

Operating costs and expenses
Operating	493,638	452,453
Selling, general and administrative	266,469	226,312
Depreciation of property, plant and equipment	49,025	45,568
Amortization of intangible assets	1,389	1,608

	810,521	725,941

Income from operations	137,759	107,989

Other income (expense)
Equity in losses of affiliates	(179)	(525)
Interest income	1,603	574
Interest expense	(6,259)	(6,519)
Other, net	(175)	7,072

Income before income taxes and cumulative effect of change in accounting principle	132,749	108,591
Provision for income taxes	50,800	42,000

Income before cumulative effect of change in accounting principle	81,949	66,591
Cumulative effect of change in method of accounting for share-based payments, net of taxes	(5,075)	—

Net income	76,874	66,591
Redeemable preferred stock dividends	(491)	(491)

Net income available for common shares	$76,383	$66,100

Basic earnings per share:
Before cumulative effect of change in accounting principle	$8.51	$6.89
Cumulative effect of change in accounting principle	(0.53)	—

Net income available for common stock	$7.98	$6.89

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$8.48	$6.87
Cumulative effect of change in accounting principle	(0.53)	—

Net income available for common stock	$7.95	$6.87

Dividends declared per common share	$3.90	$3.70

Basic average number of common shares outstanding	9,570	9,589

Diluted average number of common shares outstanding	9,606	9,617

The Washington Post Company

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Thirteen Weeks Ended
(In thousands)	April 2, 2006	April 3, 2005
Net income	$76,874	$66,591
Other comprehensive income (loss)
Foreign currency translation adjustment	2,599	(2,861)
Change in unrealized gain on available-for-sale securities	10,098	(17,034)
Less: reclassification adjustment for realized gains included in net income	—	(3,345)

	12,697	(23,240)
Income tax (expense) benefit related to other comprehensive income	(3,938)	7,950

	8,759	(15,290)

Comprehensive income	$85,633	$51,301

The Washington Post Company

Condensed Consolidated Balance Sheets

	April 2, 2006	January 1, 2006
(In thousands)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$249,965	$215,861
Investments in marketable equity securities	115,272	67,596
Accounts receivable, net	395,999	398,552
Inventories	22,972	15,079
Deferred income taxes	38,292	37,320
Income taxes receivable	—	26,651
Other current assets	60,006	57,267

	882,506	818,326
Property, plant and equipment
Buildings	327,047	327,569
Machinery, equipment and fixtures	1,872,744	1,839,983
Leasehold improvements	177,424	167,116

	2,377,215	2,334,668
Less accumulated depreciation	(1,354,935)	(1,325,676)

	1,022,280	1,008,992
Land	42,257	42,257
Construction in progress	86,750	91,383

	1,151,287	1,142,632
Investments in marketable equity securities	267,635	262,325
Investments in affiliates	66,533	66,775
Goodwill, net	1,137,449	1,125,570
Indefinite-lived intangible assets, net	494,692	494,692
Amortized intangible assets, net	21,450	22,814
Prepaid pension cost	599,302	593,469
Deferred charges and other assets	58,925	58,170

	$4,679,779	$4,584,773

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$383,626	$438,693
Deferred revenue	260,598	231,208
Dividends declared	18,980	—
Income taxes payable	43,023	—
Short-term borrowings	21,769	24,820

	727,996	694,721
Postretirement benefits other than pensions	152,395	150,909
Other liabilities	276,335	262,270
Deferred income taxes	420,867	422,548
Long-term debt	401,781	403,635

	1,979,374	1,934,083
Redeemable preferred stock	12,267	12,267

Preferred stock	—	—

Common shareholders’ equity
Common stock	20,000	20,000
Capital in excess of par value	194,620	192,672
Retained earnings	3,910,512	3,871,587
Accumulated other comprehensive income
Cumulative foreign currency translation adjustment	7,638	5,039
Unrealized gain on available-for-sale securities	64,473	58,313
Cost of Class B common stock held in treasury	(1,509,105)	(1,509,188)

	2,688,138	2,638,423

	$4,679,779	$4,584,773

The Washington Post Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Thirteen Weeks Ended
(In thousands)	April 2, 2006	April 3, 2005
Cash flows from operating activities:
Net income	$76,874	$66,591
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	5,075	—
Depreciation of property, plant and equipment	49,025	45,568
Amortization of goodwill and other intangibles	1,389	1,608
Net pension benefit	(5,688)	(9,151)
Gain from sale of land	—	(5,404)
Gain on disposition of marketable equity securities	—	(3,345)
Foreign exchange(gain)loss	(607)	1,838
Cost method and other investment write-downs	806	—
Equity in losses of affiliates, net of distributions	179	525
Provision for deferred income taxes	(3,577)	1,304
Change in assets and liabilities:
Decrease in accounts receivable, net	3,483	13,122
Increase in inventories	(7,889)	(1,916)
Decrease in accounts payable and accrued liabilities	(60,343)	(65,112)
Increase in deferred revenue	28,622	33,083
Increase in income taxes payable	69,631	33,972
Decrease in other assets and other liabilities, net	3,274	10,016
Other	(95)	64

Net cash provided by operating activities	160,159	122,763

Cash flows from investing activities:
Purchases of property, plant and equipment	(58,273)	(52,075)
Proceeds from the sale of property, plant and equipment	257	23,796
Investments in certain businesses	(7,170)	(25,565)
Investments in marketable equity securities	(42,888)	—
Proceeds from sale of marketable equity securities	—	8,124

Net cash used in investing activities	(108,074)	(45,720)

Cash flows from financing activities:
Net repayment of commercial paper	—	(50,201)
Principal payments on debt	(4,971)	(1,935)
Dividends paid	(18,969)	(17,984)
Cash overdraft	4,373	13,065
Proceeds from exercise of stock options	292	1,603
Excess tax benefit on stock options	116	—

Net cash used in financing activities	(19,159)	(55,452)

Effect of currency exchange rate change	1,178	(960)

Net increase in cash and cash equivalents	34,104	20,631

Beginning cash and cash equivalents	215,861	119,400

Ending cash and cash equivalents	$249,965	$140,031

The Washington Post Company

Notes to Condensed Consolidated Financial Statements (Unaudited)

Results of operations, when examined on a quarterly basis, reflect the seasonality of advertising that affects the newspaper, magazine and broadcasting operations. Advertising revenues in the second and fourth quarters are typically higher than first and third quarter revenues. Results of operations at the Kaplan education division, when examined on quarterly basis, reflect the volatility of Kaplan stock compensation charges. All adjustments reflected in the interim financial statements are of a normal recurring nature.

The Washington Post Company (the “Company”) generally reports on a 13 week fiscal quarter ending on the Sunday nearest the calendar quarter-end. With the exception of the newspaper publishing operations, subsidiaries of the Company report on a calendar-quarter basis.

Certain amounts in previously issued financial statements have been reclassified to conform with the 2005 presentation.

Note 1: Acquisitions.

In the first quarter of 2006, Kaplan acquired two businesses in their professional and higher education divisions; these acquisitions totaled $7.4 million. Most of the purchase price for these acquisitions has been allocated to goodwill and other intangibles on a preliminary basis.

In the first quarter of 2005, the Company acquired Slate, an online magazine, and Kaplan acquired two businesses in their higher education division; these acquisitions totaled $26.5 million.

Note 2: Investments.

Investments in marketable equity securities at April 2, 2006 and January 1, 2006 consist of the following (in thousands):

	April 2, 2006	January 1, 2006
Total cost	$277,084	$234,196
Gross unrealized gains	105,823	95,725

Total fair value	$382,907	$329,921

There were no sales of marketable equity securities in the first quarter of 2006. During the first quarter of 2005, the Company sold marketable equity securities for a pre-tax gain of $3.3 million. The Company made $42.9 million in investments in marketable equity securities during the first quarter of 2006.

At April 2, 2006 and January 1, 2006, the carrying value of the Company’s cost method investments was $11.1 million and $11.9 million, respectively. The Company recorded charges of $0.8 million during the first quarter of 2006, to write-down certain of its investments to estimated fair value.

As of April 2, 2006 and January 1, 2006, the Company had commercial paper investments of $114.3 million and $59.2 million, respectively, that are classified as “cash and cash equivalents” on the Company’s consolidated balance sheet.

Note 3: Borrowings.

Long-term debt consists of the following (in millions):

	April 2, 2006	January 1, 2006
5.5 percent unsecured notes due February 15, 2009	$399.3	$399.2
4.0 percent notes due 2006 (£8.4 million)	14.5	14.4
Other indebtedness	9.8	14.8

Total	423.6	428.4
Less current portion	(21.8)	(24.8)

Total long-term debt	$401.8	$403.6

During 2003, notes of £16.7 million were issued to current employees of The Financial Training Company (FTC) who were former FTC shareholders in connection with the March 2003 acquisition by Kaplan. In 2004, 50% of the balance on the notes was paid. The remaining balance outstanding of £8.4 million is due for repayment in August 2006.

The Company’s other indebtedness at April 2, 2006 and January 1, 2006 is at interest rates of 6% to 7% and matures from 2006 to 2009.

During the first quarter of 2006 and 2005, the Company had average borrowings outstanding of approximately $426.0 million and $457.8 million, respectively, at average annual interest rates of approximately 5.4 percent and 5.2 percent, respectively. During the first quarter of 2006 and 2005, the Company incurred net interest expense of $4.7 million and $5.9 million, respectively.

Note 4: Business Segments.

The following table summarizes financial information related to each of the Company’s business segments. The 2006 and 2005 asset information is as of April 2, 2006 and January 1, 2006, respectively.

First Quarter Period

(in thousands)

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
2006
Operating revenues	$243,472	$85,914	$74,785	$135,175	408,934	$—	$948,280
Income (loss) from operations	$32,037	$37,550	$(868)	$25,427	52,645	$(9,032)	$137,759
Equity in losses of affiliates							(179)
Interest expense, net							(4,656)
Other, net							(175)

Income before income taxes							$132,749

Depreciation expense	$8,858	$2,425	$641	$24,864	12,033	$204	$49,025
Amortization expense	$292	$—	$—	$172	925	$—	$1,389
Net pension credit (expense)	$(1,907)	$327	$8,316	$(378)	(670)	$—	$5,688
Identifiable assets	$703,113	$418,453	$588,335	$1,115,794	1,281,896	$122,748	$4,230,339
Investments in marketable equity securities							382,907
Investments in affiliates							66,533

Total assets							$4,679,779

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
2005
Operating revenues	$233,028	$79,292	$69,851	$126,376	325,383	$—	$833,930
Income (loss) from operations	$31,396	$32,769	$(5,169)	$23,401	32,632	$(7,040)	$107,989
Equity in losses of affiliates							(525)
Interest expense, net							(5,945)
Other, net							7,072

Income before income taxes							$108,591

Depreciation expense	$8,789	$2,462	$734	$25,192	8,391	$—	$45,568
Amortization expense	$119	$—	$—	$204	1,285	$—	$1,608
Net pension credit (expense)	$(321)	$735	$9,585	$(310)	(538)	$—	$9,151
Identifiable assets	$702,221	$420,154	$594,937	$1,122,654	1,257,952	$90,159	$4,188,077
Investments in marketable equity securities							329,921
Investments in affiliates							66,775

Total assets							$4,584,773

The Company’s education division comprises the following operating segments:

First Quarter Period

(in thousands)

	Higher Education	Supplemental Education	Corporate Overhead and Other	Total Education
2006
Operating revenues	$215,505	$193,429	$—	$408,934
Income (loss) from operations	$32,991	$32,553	$(12,899)	$52,645
Identifiable assets	$572,181	$678,042	$31,673	$1,281,896
Depreciation expense	$6,269	$4,801	$963	$12,033
Amortization expense			$925	$925
Kaplan stock-based incentive compensation			$1,864	$1,864

2005
Operating revenues	$168,919	$156,464	$—	$325,383
Income (loss) from operations	$28,288	$24,365	$(20,021)	$32,632
Identifiable assets	$587,997	$645,957	$23,998	$1,257,952
Depreciation expense	$4,108	$3,524	$759	$8,391
Amortization expense			$1,285	$1,285
Kaplan stock-based incentive compensation			$6,950	$6,950

Newspaper publishing includes the publication of newspapers in the Washington, D.C. area and Everett, Washington; newsprint warehousing and recycling facilities; and the Company’s online media publishing business (primarily washingtonpost.com and Slate).

The magazine publishing division consists of the publication of a weekly news magazine, Newsweek, which has one domestic and three international editions; the publication of Arthur Frommer’s Budget Travel; online operations (primarily newsweek.com and budgettravelonline.com) and the publication of business periodicals for the computer services industry and the Washington-area technology community.

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

Education products and services are provided through the Company’s wholly-owned subsidiary Kaplan, Inc. Kaplan’s businesses include supplemental education services, which is made up of Kaplan Test Prep and Admissions, providing test preparation services for college and graduate school entrance exams; Kaplan Professional, providing education and career services to business people and other professionals; and Score!, offering multi-media learning and private tutoring to children and educational resources to parents. Kaplan’s businesses also include higher education services, which includes all of Kaplan’s post-secondary education businesses, including fixed facility colleges which offer Bachelor’s degrees, Associate’s degrees and diploma programs primarily in the fields of healthcare, business and information technology; and online post-secondary and career programs (various distance-learning businesses). For segment reporting purposes, the education division has two primary segments, supplemental education and higher education. Kaplan corporate overhead and “other” is also included; “other” includes Kaplan stock compensation expense and amortization of certain intangibles.

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

The Company’s goodwill and other intangible assets as of April 2, 2006 and January 1, 2006 were as follows (in thousands):

	Gross	Accumulated Amortization	Net
2006
Goodwill	$1,435,851	$298,402	$1,137,449
Indefinite-lived intangible assets	658,498	163,806	494,692
Amortized intangible assets	42,459	21,009	21,450

	$2,136,808	$483,217	$1,635,591

2005
Goodwill	$1,423,972	$298,402	$1,125,570
Indefinite-lived intangible assets	658,498	163,806	494,692
Amortized intangible assets	42,434	19,620	22,814

	$2,124,904	$481,828	$1,643,076

Activity related to the Company’s goodwill and other intangible assets during the three months ended April 2, 2006 was as follows (in thousands):

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Goodwill, net
Beginning of year	$80,651	$203,165	$69,556	$85,666	$686,532	$1,125,570
Acquisitions	—	—	—	—	9,673	9,673
Foreign currency exchange rate changes	—	—	—	—	2,206	2,206

Balance at April 2, 2006	$80,651	$203,165	$69,556	$85,666	$698,411	$1,137,449

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Indefinite-Lived Intangible Assets, net
Beginning of year	—	—	—	$486,330	$8,362	$494,692
Acquisitions	—	—	—	—	—	—

Balance at April 2, 2006	—	—	—	$486,330	$8,362	$494,692

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Amortized intangible assets, net
Beginning of year	$6,676	—	—	$1,710	$14,428	$22,814
Acquisitions	—	—	—	—	79	79
Foreign currency ex-change rate changes	—	—	—	—	(54)	(54)
Amortization	(292)	—	—	(172)	(925)	(1,389)

Balance at April 2, 2006	$6,384	—	—	$1,538	$13,528	$21,450

Activity related to the Company’s goodwill and other intangible assets during the three months ended April 3, 2005 was as follows (in thousands):

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Goodwill, net
Beginning of year	$72,770	$203,165	$69,556	$85,666	$591,983	$1,023,140
Acquisitions	7,878	—	—	—	11,161	19,039
Foreign currency exchange rate changes	—	—	—	—	(4,324)	(4,324)

Balance at April 3, 2005	$80,648	$203,165	$69,556	$85,666	$598,820	$1,037,855

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Indefinite-Lived Intangible Assets, net
Beginning of year	—	—	—	$486,330	$6,862	$493,192
Acquisitions	—	—	—	—	—	—

Balance at April 3, 2005	—	—	—	$486,330	$6,862	$493,192

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Amortized intangible assets, net
Beginning of year	$118	—	—	$2,474	$5,287	$7,879
Acquisitions	7,677	—	—		200	7,877
Foreign currency exchange rate changes					(89)	(89)
Amortization	(119)	—	—	(204)	(1,285)	(1,608)

Balance at April 3, 2005	$7,676	—	—	$2,270	$4,113	$14,059

Note 6: Stock Options and Stock Awards.

Adoption of SFAS 123R.

In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Share–Based Payment.” SFAS 123R requires companies to record the cost of employee services in exchange for stock options based on the grant-date fair value of the awards. SFAS 123R did not have any impact on the Company’s results of operations for Company stock options as the Company adopted the fair-value-based method of accounting for Company stock options in 2002. However, the adoption of SFAS 123R required the Company to change its accounting for Kaplan equity awards from the intrinsic value method to the fair-value-based method of accounting. This change in accounting results in the acceleration of expense recognition for Kaplan equity awards. As a result, in the first quarter of 2006, the Company reported a $5.1 million after-tax charge for the cumulative effect of change in accounting for Kaplan equity awards ($8.2 million in pre-tax Kaplan stock compensation expense).

Stock Options.

The Company’s employee stock option plan reserves shares of the Company’s Class B common stock for options to be granted under the plan. The purchase price of the shares covered by an option cannot be less than the fair value on the granting date. Options generally vest over 4 years and have a maximum term of 10 years. At April 2, 2006, there were 407,575 shares reserved for issuance under the stock option plan, of which 112,575 shares were subject to options outstanding, and 295,000 shares were available for future grants.

Changes in options outstanding for the quarter ended April 2, 2006 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	113,325	$572.36
Granted	—	—
Exercised	(750)	389.29
Forfeited	—	—

Outstanding at April 2, 2006	112,575	$573.58	5.0	$23,748	*

Options exercisable at April 2, 2006	100,200	$544.38	4.6	$23,549	*

Nonvested options at January 1, 2006	12,375	$810.70

Nonvested options at April 2, 2006	12,375	$810.70	8.5	$0.2	*

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of the Company’s stock was $776.75 at April 2, 2006.

The Company recorded expense of $0.3 million during the first quarter of 2006 and 2005, with a related income tax benefit of $0.1 million in each quarter, related to this plan. As of April 2, 2006, total unrecognized stock-based compensation expense related to stock options was $2.5 million, which is expected to be recognized over a weighted-average period of approximately 1.7 years. The total intrinsic value of options exercised during the first quarter of 2006 was $0.3 million.

Information related to stock options outstanding at April 2, 2006 is as follows:

Range of Exercise Prices	Number Outstanding at April 2, 2006	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at April 2, 2006	Weighted Average Exercise Price
$344	2,800	0.8	$343.94	2,800	$343.94
472-480	11,875	2.4	473.57	11,875	473.57
503-596	74,900	4.5	531.42	74,900	531.42
693	500	7.8	692.51	250	692.51
729-763	14,000	7.7	739.77	7,125	729.00
816	4,500	7.8	816.05	2,250	816.05
954	4,000	8.8	953.50	1,000	953.50

All options were granted at an exercise price equal to or greater than the fair market value of the Company’s common stock at the date of grant. No stock option awards were granted during the first quarter of 2006.

Kaplan Equity Awards.

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

Changes in Kaplan stock options outstanding for the quarter ended April 2, 2006 were as follows:

	Shares	Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	62,229	$944.63
Granted	12,239	1,833.00
Exercised	(15,298)	198.74
Forfeited	—	—

Outstanding at April 2, 2006	59,170	$1,321.22	5.5	$32,895	*

Options exercisable at April 2, 2006	28,881	$914.29	5.2	$27,187	*

Nonvested options at January 1, 2006	23,298	$1,623.12

Nonvested options at April 2, 2006	30,289	$1,709.24	5.3	$5,708	*

*	The intrinsic value of a stock option is the amount by which the estimated fair value of the underlying stock exceeds the exercise price of the option. The estimated fair value of the Company’s stock was $1,833 at April 2, 2006.

In December 2005, the compensation committee awarded to a senior manager Kaplan shares or share equivalents equal in value to $4.8 million, with the number of shares of share equivalents determined by the January 2006 valuation. In 2006, based on the $1,833 per share value, 2,619 shares or share equivalents will be issued. The expense of this award has been reflected in the 2005 results of operations.

Excluding Kaplan stock compensation expense of $8.2 million recorded as a result of the change in accounting under SFAS 123R, Kaplan recorded stock compensation expense of $1.9 million in the first quarter of 2006, compared to $7.0 million in the first quarter of 2005. At April 2, 2006, the Company’s accrual balance related to Kaplan stock-based compensation totaled $48.3 million.

As of April 2, 2006, total unrecognized stock-based compensation expense related to stock options was $13.9 million, which is expected to be recognized over a weighted-average period of approximately 3.25 years. The total intrinsic value of options exercised during the first quarter of 2006 was $25.0 million. A tax benefit from these stock option exercises of $9.6 million was realized.

Information related to stock options outstanding at April 2, 2006 is as follows:

Range of Exercise Prices	Number Outstanding at April 2, 2006	Weighted Average Remaining Contractual Life (in years)	Number Exercisable at April 2, 2006
$190	1,750	1.75	1,750
375	338	4.25	338
526	18,274	5.25	15,432
652	2,000	5.75	1,600
861	487	5.75	365
1,625	13,500	5.75	6,750
1,833	12,239	5.75	0
2,080	10,582	5.75	2,646

The fair value of Kaplan stock options at January 2, 2006, the adoption date of SFAS 123R, and at April 2, 2006, was estimated using the Black-Scholes method utilizing the following assumptions:

	January 2, 2006	April 2, 2006
Expected life (years)	1 – 4	0.75 – 4.75
Interest rate	4.27% – 4.34%	4.76% – 4.84%
Volatility	33.0% – 38.0%	33.6% – 40.1%
Dividend yield	0%	0%

Company Stock Awards.

In 1982, the Company adopted a long-term incentive compensation plan, which, among other provisions, authorizes the awarding of Class B common stock to key employees. Stock awards made under this incentive compensation plan are subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant’s employment terminates before the end of a specified period of service to the Company. At April 2, 2006, there were 186,850 shares reserved for issuance under the incentive compensation plan. Of this number, 29,275 shares were subject to awards outstanding, and 157,575 shares were available for future awards. Activity related to stock awards under the long-term incentive compensation plan for the quarter ended April 2, 2006, was as follows:

	Shares	Average Award Price
Outstanding at January 1, 2006	29,580	$819.83
Granted	350	760.14
Vested	(159)	721.32
Forfeited	(496)	868.32

Outstanding at April 2, 2006	29,275	$818.33

As of April 2, 2006, there was $13.0 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Stock-based compensation costs resulting from restricted stock reduced net income by $1.0 million during the first quarter of 2006.

Note 7: Antidilutive Securities.

The first quarter 2006 and 2005 diluted earnings per share amount excludes the effects of 13,000 stock options outstanding and 4,000 stock options outstanding, respectively, as their inclusion would be antidilutive.

Note 8: Pension and Postretirement Plans.

The total (income) cost arising from the Company’s defined benefit pension and postretirement plans for the first quarters ended April 2, 2006 and April 3, 2005 consists of the following components (in thousands):

	Pension Plans		Postretirement Plans
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Service cost	$7,172	$6,907	$1,624	$1,506
Interest cost	10,298	9,933	1,933	1,859
Expected return on assets	(23,262)	(26,067)	—	—
Amortization of transition asset	(20)	(26)	—	—
Amortization of prior service cost	1,126	1,128	(147)	(147)
Recognized actuarial gain	(1,002)	(1,026)	(216)	(265)

Total (benefit) cost for the quarter	$(5,688)	$(9,151)	$3,194	$2,953

At January 1, 2006, the Company reduced it assumption on the expected rate of return on plan assets from 7.5% to 6.5% for its pension plans.

The Washington Post implemented a voluntary early retirement program to the Mailers employees in April 2006; pre-tax charges of $1.1 million will be recorded in the second quarter of 2006 in connection with this program. In April 2006, the Company announced a voluntary early retirement program being offered to a large group of exempt and Guild-covered employees at The Washington Post and Corporate; the offer includes an incentive payment, enhanced retirement benefits and subsidized retiree health insurance; the enrollment period for this program expires at the end of May 2006 and the Company will record the costs associated with this program in the second quarter of 2006.

Note 9 – Hurricane Losses

The Company’s cable division was significantly impacted by hurricane Katrina, which hit the Gulf Coast in August 2005. About 94,000 of the cable division’s pre-hurricane subscribers were located on the Gulf Coast of Mississippi, including Gulfport, Biloxi, Pascagoula and other neighboring communities where storm damage was significant.

At December 31, 2005, the Company recorded a $5.0 million receivable for recovery of a portion of cable hurricane losses through December 31, 2005 under the Company’s property and business interruption insurance program; this recovery was recorded as a reduction of cable division expense in the fourth quarter of 2005. During the first quarter of 2006, a portion of this receivable has been received; however, no additional insurance recovery amounts have yet been recorded related to 2005 or 2006.

Note 10 – Other Non-Operating Income (Expense)

The Company recorded other non-operating expense, net, of $0.2 million for the first quarter of 2006, compared to other non-operating income, net, of $7.1 million for the first quarter of 2005.

A summary of non-operating income (expense) for the thirteen weeks ended April 2, 2006 and April 3, 2005, is as follows (in millions):

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
Foreign currency gains (losses), net	$0.6	$(1.8)
Gain on sale of non-operating property	—	5.4
Gain on sale of marketable equity securities	—	3.3
Impairment write-downs on cost method and other investments	(0.8)	—
Other gains (losses), net	—	0.2

Total	$(0.2)	$7.1

Note 11: Contingencies.

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

Results of Operations

Net income for the first quarter of 2006 was $76.9 million ($7.95 per share), up from net income of $66.6 million ($6.87 per share) for the first quarter of last year.

Results for the first quarter of 2006 included a charge for the cumulative effect of a change in accounting for Kaplan equity awards (after-tax impact of $5.1 million, or $0.53 per share) in connection with the Company’s adoption of Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Share-Based Payment.” Results for the first quarter of 2005 included after-tax non-operating gains from the sales of non-operating land and marketable securities (after-tax impact of $5.4 million, or $0.56 per share).

Revenue for the first quarter of 2006 was $948.3 million, up 14% from $833.9 million in 2005. Operating income for the quarter increased 28% to $137.8 million, from $108.0 million in 2005. Each of the Company’s divisions reported an increase in revenue and operating income during the quarter, particularly at the education division.

The Company’s operating income for the first quarter of 2006 includes $5.7 million of net pension credits, compared to $9.2 million in the first quarter of 2005. At January 1, 2006, the Company reduced its expected return on plan assets from 7.5% to 6.5%. Overall, the pension credit for 2006 is expected to be down by about $15 million, excluding charges related to early retirement programs.

Newspaper Publishing Division. Newspaper publishing division revenue totaled $243.5 million for the first quarter of 2006, a 4% increase from revenue of $233.0 million for the first quarter of 2005. Division operating income was up 2% to $32.0 million, from $31.4 million in 2005. The increase in operating income reflects increased division revenues and improved results at the Company’s online publishing activities, both washingtonpost.com and Slate. This was offset by a 12% increase in newsprint expense for the entire newspaper division (including The Washington Post, Express, El Tiempo, The Herald, The Gazette newspapers, and Greater Washington Publishing publications) and increased pension expense.

Print advertising revenue at The Washington Post newspaper increased 3% to $149.8 million, from $145.7 million in 2005. This growth was driven by advertising revenue increases in zones and classified, offset by declines in national and retail. Classified recruitment advertising revenue was up slightly to $21.8 million, from $21.7 million in the first quarter of 2005.

For the first quarter of 2006, Post daily and Sunday circulation declined 2.0% and 3.4%, respectively, compared to the first quarter of 2005. For the three months ended April 2, 2006, average daily circulation at The Post totaled 690,700 and average Sunday circulation totaled 958,800.

Revenue generated by the Company’s online publishing activities, primarily washingtonpost.com, increased 34% to $22.8 million for the first quarter of 2006, versus $17.0 million for 2005. The increase is largely due to growth in local and national online advertising revenues of 58%, as well as a 24% increase in online classified advertising revenue on washingtonpost.com. A small portion of the Company’s online publishing revenues is included in the magazine publishing division.

The Washington Post implemented a voluntary early retirement program to the Mailers employees in April 2006; pre-tax charges of $1.1 million will be recorded in the second quarter of 2006 in connection with this program. In April 2006, the Company announced a voluntary early retirement program being offered to a large group of exempt and Guild-covered employees at The Washington Post and Corporate; the offer includes an incentive payment, enhanced retirement benefits and subsidized retiree health insurance; the enrollment period for this program expires at the end of May 2006 and the Company will record the costs associated with this program in the second quarter of 2006.

In January 2006, The Washington Post announced an agreement to develop programming content for a new radio station (Washington Post Radio) owned by Bonneville International; Washington Post Radio began broadcasting at the end of March 2006.

Television Broadcasting Division. Revenue for the broadcast division rose 8% in the first quarter of 2006 to $85.9 million, from $79.3 million in 2005. The increase is due to $6.3 million in incremental winter Olympics-related advertising at the Company’s NBC affiliates. Operating income for the first quarter of 2006 increased 15% to $37.6 million, from $32.8 million in 2005, due to higher advertising revenues.

Magazine Publishing Division. Revenue for the magazine publishing division totaled $74.8 million for the first quarter of 2006, a 7% increase from $69.9 million for the first quarter of 2005. The increase in revenues is due to the combination of a 14% advertising revenue increase at Newsweek primarily from increased ad pages at the domestic edition and higher revenue at PostNewsweek Tech Media, whose primary trade show took place in the first quarter of 2006, versus the second quarter in 2005. The revenue increase was offset by a reduction in Newsweek domestic and international circulation revenues, due to subscription rate declines at the domestic edition of Newsweek, and subscription rate and rate base declines at certain of the international editions of Newsweek.

The division had an operating loss of $0.9 million in the first quarter of 2006, compared to an operating loss of $5.2 million in the first quarter of 2005. This improvement is due to the revenue increase discussed above and lower subscription acquisition expenses, offset by a reduced pension credit.

Cable Television Division. Cable division revenue of $135.2 million for the first quarter of 2006 represents a 7% increase over 2005 first quarter revenue of $126.4 million. The 2006 revenue increase is due to continued growth in the division’s cable modem revenues and a $3 monthly rate increase for basic cable service at most of its systems effective February 1, 2006. The cable division continues to be adversely impacted by subscriber losses due to Hurricane Katrina, which hit the Gulf Coast in August of 2005; first quarter 2006 revenues were adversely impacted by approximately $3.5 million.

Cable division operating income increased 9% to $25.4 million in the first quarter of 2006, versus $23.4 million in the first quarter of 2005. The increase in operating income is due mostly to the division’s revenue growth, offset by higher programming expenses and increases in technical and marketing costs. Hurricane Katrina had an estimated adverse impact on operating income of $4.0 million on the cable division’s results, due to subscriber losses and an estimated $1.8 million in additional expenses associated with the hurricane in the first quarter of 2006.

At December 31, 2005, the Company recorded a $5.0 million receivable for recovery of a portion of cable hurricane losses through December 31, 2005 under the Company’s property and business interruption insurance program; this recovery was recorded as a reduction of cable division expense in the fourth quarter of 2005. During the first quarter of 2006, a portion of this receivable has been received; however, no additional insurance recovery amounts have yet been recorded related to 2005 or 2006.

At March 31, 2006, excluding the Gulf Coast region, the cable division shows an increase in Revenue Generating Units (RGUs) for each of the basic video, digital video and high-speed data subscriber categories, as compared to March 31, 2005. For the Gulf Coast region, there is a decline in basic and digital video RGUs due to Hurricane Katrina; however, the number of high-speed data subscribers has increased in the Gulf Coast region. RGUs include about 7,000 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by the various franchise agreements. A summary of RGUs broken down by Gulf Coast and all other regions is as follows:

Cable Division Subscribers	March 31, 2006	March 31, 2005
Gulf Coast Region
Basic	78,090	94,379
Digital	29,309	35,114
High-speed data	28,963	24,026

Total	136,362	153,519

All Other Regions
Basic	617,374	616,004
Digital	185,349	185,272
High-speed data	224,096	173,352

Total	1,026,819	974,628

Total
Basic	695,464	710,383
Digital	214,658	220,386
High-speed data	253,059	197,378

Total	1,163,181	1,128,147

Below are details of Cable division capital expenditures for the first quarter of 2006 and 2005, as defined by the NCTA Standard Reporting Categories (in millions):

	2006	2005
Customer Premise Equipment	$12.7	$5.3
Commercial	—	—
Scaleable Infrastructure	2.4	0.8
Line Extensions	3.6	2.3
Upgrade/Rebuild	2.1	2.7
Support Capital	9.3	5.2

Total	$30.1	$16.3

Education Division. Education division revenue totaled $408.9 million for the first quarter of 2006, a 26% increase over revenue of $325.4 million for the first quarter of 2005. Excluding revenue from acquired businesses, education division revenue increased 17% for the first quarter of 2006. Kaplan reported first quarter 2006 operating income of $52.6 million, an increase of 61% from $32.6 million in the first quarter of 2005.

A summary of first quarter operating results compared to 2005 is as follows:

	First Quarter
(in thousands)	2006	2005	% Change
Revenue
Supplemental education	$193,429	$156,464	24
Higher education	215,505	168,919	28

	$408,934	$325,383	26

Operating income (loss)
Supplemental education	$32,553	$24,365	34
Higher education	32,991	28,288	17
Kaplan corporate overhead	(10,110)	(11,786)	14
Other*	(2,789)	(8,235)	66

	$52,645	$32,632	61

*Other includes charges accrued for stock-based incentive compensation and amortization of certain intangibles.

Supplemental education includes Kaplan’s test preparation, professional training and Score! businesses. Excluding revenue from acquired businesses, supplemental education revenues grew by 11% in the first quarter of 2006. Test preparation revenue grew by 21% due to strong enrollment in the K12 business and GMAT and English-language course offerings, as well as from the August 2005 acquisition of The Kidum Group, the leading provider of test preparation services in Israel. Also included in supplemental education is FTC Kaplan Limited (FTC). Headquartered in London, FTC primarily provides training services for accountants and financial services professionals, with training centers in the United Kingdom and Asia. FTC revenues grew by 23% in the first quarter of 2006 compared to the first quarter of 2005 largely as a result of higher enrollment and price increases. Supplemental education results also include professional real estate, insurance, security and other professional courses, and related products. In April 2005, Kaplan Professional completed the acquisition of BISYS Education Services, a provider of licensing education and compliance solutions for financial services institutions and professionals. In the first quarter of 2006, the CFA courses contributed to growth in supplemental education, as did the BISYS business. These results were offset by soft market demand for Kaplan Professional’s real estate, insurance and securities course offerings. The final component of supplemental education is Score!, which provides academic enrichment to children. Revenues at Score! were up slightly in the first quarter of 2006. There were 165 Score! centers at the end of March 2006, compared to 166 at the end of March 2005.

Higher education includes all of Kaplan’s post-secondary education businesses, including fixed-facility colleges as well as online post-secondary and career programs. In May 2005, Kaplan acquired Singapore-based Asia Pacific Management Institute (APMI), a private education provider for undergraduate and postgraduate students in Asia. Excluding revenue from acquired businesses, higher education revenues grew by 22% in the first quarter of 2006. Higher education enrollments increased by 17% to 77,000 at March 31, 2006, compared to 66,000 at March 31, 2005, with most of the new enrollment growth occurring in the online programs, as well as from acquisitions. Higher education results for the online programs in the first quarter of 2006 benefited from increases in both price and demand, as well as an increase in the number of course offerings. In the first quarter of 2006, there was a continued increase in higher education operating costs associated with expansion activities at the online operations, and to a lesser extent, at the fixed-facility operations, including new program offerings and higher facility and advertising expenses. Higher education operating cost increases for the fixed-facility colleges are expected to moderate as the year progresses.

Corporate overhead represents unallocated expenses of Kaplan, Inc.’s corporate office.

Other includes charges for incentive compensation arising from equity awards under the Kaplan stock option plan, which was established for certain members of Kaplan’s management. In addition, Other includes amortization of certain intangibles. In the first quarter of 2006, the Company adopted SFAS 123R, which required the Company to change its accounting for Kaplan equity awards from the intrinsic value method to the fair-value-based method of accounting (see additional discussion below regarding the cumulative effect of change in accounting principle). Excluding Kaplan stock compensation expense recorded as a result of this change in accounting, Kaplan recorded stock compensation expense of $1.9 million in the first quarter of 2006, compared to $7.0 million in the first quarter of 2005.

In December 2005, Kaplan announced an agreement to acquire Tribeca Learning Limited, a leading education provided to the Australian financial services sector. The acquisition is expected to close in the second quarter of 2006.

Equity in Losses of Affiliates. The Company’s equity in losses of affiliates for the first quarter of 2006 was $0.2 million, compared to losses of $0.5 million for the first quarter of 2005. The Company’s affiliate investments consist of a 49% interest in BrassRing LLC and a 49% interest in Bowater Mersey Paper Company Limited.

Other Non-Operating (Expense) Income. The Company recorded other non-operating expense, net, of $0.2 million for the first quarter of 2006, compared to $7.1 million of other non-operating income, net, in the first quarter of 2005. The first quarter 2006 non-operating expense, net, includes $0.6 million in pre-tax foreign currency gains offset by impairment write-downs on cost method investments.

A summary of non-operating (expense) income for the thirteen weeks ended April 2, 2006, and April 3, 2005, follows (in millions):

	2006	2005
Gain on sale of non-operating property	$—	$5.4
Gain on sale of marketable equity securities	—	3.3
Impairment write-downs on cost method and other investments	(0.8)	—
Foreign currency gains (losses), net	0.6	(1.8)
Other, net	—	0.2

Total	$(0.2)	$7.1

Net Interest Expense. The Company incurred net interest expense of $4.7 million for the first quarter of 2006, compared to $5.9 million in 2005. At April 2, 2006, the Company had $423.6 million in borrowings outstanding at an average interest rate of 5.4%.

Provision for Income Taxes. The effective tax rate for the first quarter of 2006 was 38.3%, compared to 38.7% for 2005.

Cumulative Effect of Change in Accounting Principle. In the first quarter of 2006, the Company adopted SFAS 123R under the modified retrospective method. SFAS 123R requires companies to record the cost of employee services in exchange for stock options based on the grant-date fair value of the awards. SFAS 123R did not have any impact on the Company’s results of operations for Company stock options as the Company adopted the fair-value-based method of accounting for Company stock options in 2002. However, the adoption of SFAS 123R required the Company to change its accounting for Kaplan equity awards from the intrinsic value method to the fair-value-based method of accounting. As a result, in the first quarter of 2006, the Company reported a $5.1 million after-tax charge for the cumulative effect of change in accounting for Kaplan equity awards ($8.2 million in pre-tax Kaplan stock compensation expense). This change resulted in the acceleration of expense recognition for Kaplan equity awards, however, it will not impact the overall Kaplan stock compensation expense that will ultimately be recorded over the life of the award. Refer to Note 6 – Stock Options and Stock Awards in the “Notes to Condensed Consolidated Financial Statements” for additional information surrounding the impact of SFAS 123R and related disclosures.

Earnings Per Share. The calculation of diluted earnings per share for the first quarter 2006 was based on 9,606,000 weighted average shares outstanding, compared to 9,617,000 for the first quarter of 2005. The Company made no significant repurchases of its stock during the first quarter of 2006.

Financial Condition: Capital Resources and Liquidity

Acquisitions and Dispositions. In the first quarter of 2006, Kaplan acquired two businesses in their professional and higher education divisions; these acquisitions totaled $7.4 million. Most of the purchase price for these acquisitions has been allocated to goodwill and other intangibles on a preliminary basis. In December 2005, Kaplan announced an agreement to acquire Tribeca Learning Limited, a leading education provided to the Australian financial services sector. The acquisition is expected to close in the second quarter of 2006.

Capital expenditures. During the first three months of 2006, the Company’s capital expenditures totaled $58.3 million. The Company estimates that its capital expenditures will be in the range of $275 million to $300 million in 2006.

Liquidity. The Company’s borrowings have declined by $4.8 million, to $423.6 million at April 2, 2006, as compared to borrowings of $428.4 million at January 1, 2006. At April 2, 2006, the Company has $250.0 million in cash and cash equivalents, compared to $215.9 million at January 1, 2006. The Company had commercial paper investments of $114.3 million and $59.2 million that are classified ad “Cash and cash equivalents” in the Company’s Consolidated Balance Sheet as of April 2, 2006 and January 1, 2006, respectively.

At April 2, 2006, the Company had $423.6 million in total debt outstanding, which comprised $399.3 million of 5.5 percent unsecured notes due February 15, 2009, and $24.3 million in other debt.

During the first quarter of 2006 and 2005, the Company had average borrowings outstanding of approximately $426.0 million and $457.8 million, respectively, at average annual interest rates of approximately 5.4 percent and 5.2 percent, respectively. During the first quarter of 2006 and 2005, the Company incurred net interest expense of $4.7 million and $5.9 million, respectively.

At April 2, 2006 and January 1, 2006, the Company has working capital of $154.5 million and $123.6 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through internally generated funds and, to a lesser extent, commercial paper borrowings. In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2006.

The Washington Post implemented a voluntary early retirement program to the Mailers employees in April 2006; pre-tax charges of $1.1 million will be recorded in the second quarter of 2006 in connection with this program. In April 2006, the Company announced a voluntary early retirement program being offered to a large group of exempt and Guild-covered employees at The Washington Post and Corporate; the offer includes an incentive payment, enhanced retirement benefits and subsidized retiree health insurance; the enrollment period for this program expires at the end of May 2006 and the Company will record the costs associated with this program in the second quarter of 2006. The cost of these programs will be funded by the Company’s pension plans.

There were no significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended January 1, 2006.

Forward-Looking Statements

This report contains certain forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to various risks and uncertainties that could cause actual results or events to differ materially from those anticipated in such statements. For more information about these forward-looking statements and related risks, please refer to the section titled “Forward-Looking Statements” in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in the normal course of its business due primarily to its ownership of marketable equity securities, which are subject to equity price risk; to its borrowing and cash-management activities, which are subject to interest rate risk; and to its foreign business operations, which are subject to foreign exchange rate risk. The Company’s market risk disclosures set forth in its 2005 Annual Report filed on Form 10-K have not otherwise changed significantly.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of April 2, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 2, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.3	By-Laws of the Company as amended and restated through September 22, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.1	Form of the Company’s 5.50% Notes due February 15, 2009, issued under the Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.2	Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.3	First Supplemental Indenture dated as of September 22, 2003, among WP Company LLC, the Company and Bank One, NA, as successor to The First National Bank of Chicago, as trustee, to the Indenture dated as of February 17, 1999, between The Washington Post Company and The First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.4	364-Day Credit Agreement dated as of August 10, 2005, among the Company, Citibank, N.A., JP Morgan Chase Bank, N.A., Wachovia Bank, National Association, SunTrust Bank, The Bank of New York and PNC Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 12, 2005).

4.5	5-Year Credit Agreement dated as of August 14, 2002, among the Company, Citibank, N.A., Wachovia Bank, N.A., SunTrust Bank, Bank One, N.A., JP Morgan Chase Bank, The Bank of New York and Riggs Bank, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002).

4.6	Consent and Amendment No. 1 dated as of August 13, 2003, to the 5-Year Credit Agreement dated as of August 14, 2002, among the Company, Citibank, N.A. and the other lenders that are parties to such Credit Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 22, 2003).

10.1	The Washington Post Company Incentive Compensation Plan as amended and restated on January 20, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 20, 2006).

11	Calculation of earnings per share of common stock.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY
(Registrant)
Date: May 9, 2006	/s/ Donald E. Graham

Donald E. Graham,
Chairman & Chief Executive Officer
(Principal Executive Officer)
Date: May 9, 2006	/s/ John B. Morse, Jr.

John B. Morse, Jr.,
Vice President-Finance
(Principal Financial Officer)