Form 10-Q
period 2006-07-02
WASHINGTON POST CO
filed 2006-08-09
CIK 104889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 2, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Shares outstanding at August 1, 2006:

Class A Common Stock	1,722,250 Shares
Class B Common Stock	7,888,010 Shares

THE WASHINGTON POST COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Washington Post Company

Condensed Consolidated Statements of Income (Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands, except per share amounts)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Operating revenues
Advertising	$346,390	$336,563	$673,555	$642,113
Circulation and subscriber	195,643	191,622	384,962	377,845
Education	409,244	345,780	818,178	671,163
Other	17,764	23,612	40,626	40,386

	969,041	897,577	1,917,321	1,731,507

Operating costs and expenses
Operating	495,934	472,981	989,571	925,433
Selling, general and administrative	325,012	237,531	591,482	463,844
Depreciation of property, plant and equipment	49,512	47,905	98,537	93,473
Amortization of intangible assets	1,378	1,465	2,767	3,073

	871,836	759,882	1,682,357	1,485,823

Income from operations	97,205	137,695	234,964	245,684

Other income (expense)
Equity in (losses) earnings of affiliates	(562)	342	(741)	(183)
Interest income	2,539	576	4,142	1,150
Interest expense	(6,439)	(6,436)	(12,698)	(12,955)
Other, net	33,701	(3,622)	33,526	3,450

Income before income taxes and cumulative effect of change in accounting principle	126,444	128,555	259,193	237,146
Provision for income taxes	47,700	49,800	98,500	91,800

Income before cumulative effect of change in accounting principle	78,744	78,755	160,693	145,346
Cumulative effect of change in method of accounting for share-based payments, net of taxes	—	—	(5,075)	—

Net income	78,744	78,755	155,618	145,346
Redeemable preferred stock dividends	(245)	(245)	(736)	(736)

Net income available for common shares	$78,499	$78,510	$154,882	$144,610

Basic earnings per share:
Before cumulative effect of change in accounting principle	$8.20	$8.18	$16.71	$15.08
Cumulative effect of change in accounting principle	—	—	0.53	—

Net income available for common stock	$8.20	$8.18	$16.18	$15.08

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$8.17	$8.16	$16.65	$15.04
Cumulative effect of change in accounting principle	—	—	0.53	—

Net income available for common stock	$8.17	$8.16	$16.12	$15.04

Dividends declared per common share	$1.95	$1.85	$5.85	$5.55

Basic average number of common shares outstanding	9,575	9,594	9,573	9,591

Diluted average number of common shares outstanding	9,613	9,618	9,610	9,617

The Washington Post Company

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net income	$78,744	$78,755	$155,618	$145,346

Other comprehensive income (loss)
Foreign currency translation adjustment	5,819	(5,751)	8,418	(8,612)
Change in unrealized gain on available-for-sale securities	10,186	(10,831)	20,284	(27,865)
Less: reclassification adjustment for realized gains included in net income	(31,579)	—	(31,579)	(3,345)

	(15,574)	(16,582)	(2,877)	(39,822)
Income tax benefit related to other comprehensive income	8,374	4,224	4,436	12,174

	(7,200)	(12,358)	1,559	(27,648)

Comprehensive income	$71,544	$66,397	$157,177	$117,698

The Washington Post Company

Condensed Consolidated Balance Sheets

(In thousands)	July 2, 2006	January 1, 2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$264,890	$215,861
Investments in marketable equity securities	47,909	67,596
Accounts receivable, net	405,335	398,552
Inventories	26,863	15,079
Deferred income taxes	39,246	37,320
Income taxes receivable	18,893	26,651
Other current assets	58,801	57,267

	861,937	818,326
Property, plant and equipment
Buildings	329,720	327,569
Machinery, equipment and fixtures	1,912,759	1,839,983
Leasehold improvements	182,624	167,116

	2,425,103	2,334,668
Less accumulated depreciation	(1,399,325)	(1,325,676)

	1,025,778	1,008,992
Land	42,243	42,257
Construction in progress	107,965	91,383

	1,175,986	1,142,632
Investments in marketable equity securities	271,388	262,325
Investments in affiliates	68,498	66,775
Goodwill, net	1,199,260	1,125,570
Indefinite-lived intangible assets, net	494,692	494,692
Amortized intangible assets, net	20,822	22,814
Prepaid pension cost	555,180	593,469
Deferred charges and other assets	69,063	58,170

	$4,716,826	$4,584,773

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$424,732	$438,693
Deferred revenue	247,886	231,208
Dividends declared	19,000	—
Short-term borrowings	23,517	24,820

	715,135	694,721
Postretirement benefits other than pensions	153,881	150,909
Other liabilities	281,061	262,270
Deferred income taxes	407,024	422,548
Long-term debt	401,723	403,635

	1,958,824	1,934,083
Redeemable preferred stock	12,120	12,267

Preferred stock	—	—

Common shareholders’ equity
Common stock	20,000	20,000
Capital in excess of par value	198,822	192,672
Retained earnings	3,970,267	3,871,587
Accumulated other comprehensive income Cumulative foreign currency translation adjustment	13,457	5,039
Unrealized gain on available-for-sale securities	51,454	58,313
Cost of Class B common stock held in treasury	(1,508,118)	(1,509,188)

	2,745,882	2,638,423

	$4,716,826	$4,584,773

The Washington Post Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Twenty-Six Weeks Ended
(In thousands)	July 2, 2006	July 3, 2005
Cash flows from operating activities:
Net income	$155,618	$145,346
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	5,075	—
Depreciation of property, plant and equipment	98,537	93,473
Amortization of goodwill and other intangibles	2,767	3,073
Net pension benefit	(11,368)	(18,302)
Early retirement program expense	49,657	—
Gain from sale of land	—	(5,404)
Property, plant and equipment write-downs	(869)	—
Gain on disposition of marketable equity securities	(31,579)	(3,345)
Foreign exchange (gain) loss	(2,882)	4,619
Cost method and other investment write-downs	806	591
Equity in losses of affiliates, net of distributions	741	183
Provision for deferred income taxes	(5,262)	2,561
Change in assets and liabilities:
Decrease in accounts receivable, net	39	9,020
Increase in inventories	(11,701)	(3,914)
Decrease in accounts payable and accrued liabilities	(36,125)	(61,067)
Increase in deferred revenue	12,730	14,720
Decrease in income taxes receivable	7,468	14,161
Decrease in other assets and other liabilities, net	9,552	22,330
Other	1,054	(41)

Net cash provided by operating activities	244,258	218,004

Cash flows from investing activities:
Purchases of property, plant and equipment	(131,686)	(96,828)
Investments in certain businesses	(66,914)	(109,886)
Proceeds from the sale of property, plant and equipment	484	24,614
Investments in marketable equity securities	(42,888)	—
Proceeds from sale of marketable equity securities	73,802	8,124
Purchases of cost method investments	(2,758)	—
Investment in affiliates	—	(4,981)

Net cash used in investing activities	(169,960)	(178,957)

Cash flows from financing activities:
Net repayment of commercial paper	—	(34,406)
Principal payments on debt	(8,875)	(2,833)
Dividends paid	(37,938)	(35,976)
Cash overdraft	13,731	19,226
Proceeds from exercise of stock options	3,785	3,675
Excess tax benefit on stock options	978	—

Net cash used in financing activities	(28,319)	(50,314)

Effect of currency exchange rate change	3,050	(2,409)

Net increase (decrease) in cash and cash equivalents	49,029	(13,676)

Beginning cash and cash equivalents	215,861	119,400

Ending cash and cash equivalents	$264,890	$105,724

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

Certain amounts in previously issued financial statements have been reclassified to conform with the 2006 presentation.

Note 1: Acquisitions.

In the second quarter of 2006, Kaplan acquired two businesses in their professional and K12 learning services divisions totaling $59.7 million. These acquisitions included Tribeca, a leading education provider to the Australian financial services sector as well as SpellRead, a provider of reading and writing programs. In the first quarter of 2006, Kaplan acquired two businesses in their professional and higher education divisions; these acquisitions totaled $7.2 million. Most of the purchase price for these acquisitions has been allocated to goodwill and other intangibles on a preliminary basis.

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

Note 2: Investments.

Investments in marketable equity securities at July 2, 2006 and January 1, 2006 consist of the following (in thousands):

	July 2, 2006	January 1, 2006
Total cost	$234,946	$234,196
Gross unrealized gains	84,351	95,725

Total fair value	$319,297	$329,921

During the second quarter of 2006, the Company sold marketable equity securities for a pre-tax gain of $31.6 million. During the first quarter of 2005, the Company sold marketable equity securities for a pre-tax gain of $3.3 million. No sales of marketable equity securities were made in the second quarter of 2005.

The Company made $42.9 million in investments in marketable equity securities during the first quarter of 2006. There were no investments in marketable equity securities during the second quarter of 2006 or during the first six months of 2005.

At July 2, 2006 and January 1, 2006, the carrying value of the Company’s cost method investments was $13.8 million and $11.9 million, respectively. The Company invested

$2.8 million during the second quarter and first six months of 2006, in companies constituting cost method investments; for the same periods of 2005, the Company invested $7.8 million.

The Company recorded charges of $0 and $0.8 million during the second quarter and first six months of 2006, respectively, to write-down certain of its investments to estimated fair value; for the same periods of 2005, the Company recorded charges of $0.6 million.

As of July 2, 2006 and January 1, 2006, the Company has commercial paper investments of $135.1 million and $59.2 million, respectively, that are classified as “cash and cash equivalents” on the Company’s consolidated balance sheet.

Note 3: Borrowings.

Long-term debt consists of the following (in millions):

	July 2, 2006	January 1, 2006
5.5 percent unsecured notes due February 15, 2009	$399.3	$399.2
4.0 percent notes due 2006 (£8.2 million)	15.2	14.4
Other indebtedness	10.7	14.8

Total	425.2	428.4
Less current portion	(23.5)	(24.8)

Total long-term debt	$401.7	$403.6

During 2003, notes of £16.7 million were issued to current employees of The Financial Training Company (FTC) who were former FTC shareholders in connection with the March 2003 acquisition by Kaplan. In 2004, 50% of the balance on the notes was paid. The remaining balance outstanding of £8.2 million is due for repayment in August 2006.

The Company’s other indebtedness at July 2, 2006 and January 1, 2006 is at interest rates of 5% to 7% and matures from 2006 to 2009.

During the second quarter of 2006 and 2005, the Company had average borrowings outstanding of approximately $424.1 million and $447.3 million, respectively, at average annual interest rates of approximately 5.5 percent and 5.4 percent, respectively. During the second quarter of 2006 and 2005, the Company incurred net interest expense of $3.9 million and $5.9 million, respectively.

During the first six months of 2006 and 2005, the Company had average borrowings outstanding of approximately $425.3 million and $448.2 million, respectively, at average annual interest rates of approximately 5.4 percent and 5.4 percent, respectively. During the first six months of 2006 and 2005, the Company incurred net interest expense of $8.6 million and $11.8 million, respectively.

On August 8, 2006, The Company entered into a new $500 million five year revolving credit agreement (the “2006 Credit Agreement”) with a group of banks. That facility replaced the Company’s $250 million 364-day revolving credit agreement dated as of August 10, 2005 (the “2005 Credit Agreement”) and its $350 million 5-year revolving credit agreement dated as of August 14, 2002 (the “2002 Credit Agreement”).

Except for the length and the amount of the commitments, the terms of the 2006 Credit Agreement are substantially the same as the terms of the 2005 Credit Agreement. The Company is required to pay a facility fee at an annual rate, which depends on the Company’s long-term debt ratings, of between 0.04% and 0.10% of the amount of the facility. Any borrowings are made on an unsecured basis and bear interest, at the Company’s option, at Citibank’s base rate or at a rate based on

LIBOR plus an applicable margin that also depends on the Company’s long-term debt ratings. The 2006 Credit Agreement will expire on August 8, 2011, unless the Company and the banks agree prior to the second anniversary date to extend the term (which extensions cannot exceed an aggregate of two years). Any outstanding borrowings must be repaid on or prior to the final termination date. The 2006 Credit Agreement supports the issuance of the Company’s commercial paper but the Company may also draw on the facility for general corporate purposes. The 2006 Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type and, among other things, requires the Company to maintain at least $1 billion of consolidated shareholders’ equity.

Note 4: Business Segments.

The following table summarizes financial information related to each of the Company’s business segments. The 2006 and 2005 asset information is as of July 2, 2006 and January 1, 2006, respectively.

Second Quarter Period

(in thousands)	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
2006
Operating revenues	$245,566	$88,970	$84,166	$141,095	$409,244	$—	$969,041
Income (loss) from operations	$(15,373)	$40,591	$11,214	$39,881	$33,888	$(12,996)	$97,205
Equity in losses of affiliates							(562)
Interest expense, net							(3,900)
Other, net							33,701

Income before income taxes							$126,444

Depreciation expense	$8,898	$2,476	$635	$25,561	$11,577	$365	$49,512
Amortization expense	$292	$—	$—	$172	$914	$—	$1,378

Net pension credit (expense)	$(48,671)	$303	$8,317	$(378)	$(648)	$(2,900)	$(43,977)

Identifiable assets	$668,383	$416,302	$594,883	$1,143,968	$1,350,076	$155,419	$4,329,031

Investments in marketable equity securities							319,297
Investments in affiliates							68,498

Total assets							$4,716,826

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
2005
Operating revenues	$236,336	$88,396	$97,949	$129,116	$345,780	$—	$897,577
Income (loss) from operations	$27,000	$41,093	$20,000	$23,593	$34,122	$(8,113)	$137,695
Equity in earnings of affiliates							342
Interest expense, net							(5,860)
Other, net							(3,622)

Income before income taxes							$128,555

Depreciation expense	$9,343	$2,537	$713	$25,232	$9,398	$682	$47,905
Amortization expense	$416	$—	$—	$205	$844	$—	$1,465
Net pension credit (expense)	$(344)	$735	$9,585	$(310)	$(515)	$—	$(9,151)

Identifiable assets	$702,221	$420,154	$594,937	$1,122,654	$1,257,952	$90,159	$4,188,077

Investments in marketable equity securities							329,921
Investments in affiliates							66,775

Total assets							$4,584,773

Six Month Period

(in thousands)	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
2006
Operating revenues	$489,038	$174,884	$158,951	$276,270	$818,178	$—	$1,917,321
Income (loss) from operations	$16,664	$78,141	$10,346	$65,308	$86,533	$(22,028)	$234,964
Equity in losses of affiliates							(741)
Interest expense, net							(8,556)
Other, net							33,526

Income before income taxes							$259,193

Depreciation expense	$17,756	$4,901	$1,276	$50,425	$23,610	$569	$98,537
Amortization expense	$584	$—	$—	$344	$1,839	$—	$2,767
Net pension credit (expense)	$(50,578)	$630	$16,633	$(756)	$(1,318)	$(2,900)	$(38,289)

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
2005
Operating revenues	$469,364	$167,688	$167,800	$255,492	$671,163	$—	$1,731,507
Income (loss) from operations	$58,395	$73,862	$14,831	$46,995	$66,754	$(15,153)	$245,684
Equity in losses of affiliates							(183)
Interest expense, net							(11,805)
Other, net							3,450

Income before income taxes							$237,146

Depreciation expense	$18,132	$4,999	$1,447	$50,424	$17,789	$682	$93,473
Amortization expense	$535	$—	$—	$409	$2,129	$—	$3,073
Net pension credit (expense)	$(664)	$1,469	$19,171	$(620)	$(1,054)	$—	$(18,302)

The Company’s education division comprises the following operating segments:

Second Quarter Period

(in thousands)	Higher Education	Supplemental Education	Corporate Overhead and Other	Total Education
2006
Operating revenues	$207,806	$201,438	$—	$409,244
Income (loss) from operations	$23,034	$26,402	$(15,548)	$33,888
Identifiable assets	$554,989	$767,536	$27,551	$1,350,076
Depreciation expense	$5,719	$4,729	$1,129	$11,577
Amortization expense			$914	$914
Kaplan stock-based incentive compensation			$3,402	$3,402

2005
Operating revenues	$173,200	$172,580	$—	$345,780
Income (loss) from operations	$18,710	$29,535	$(14,123)	$34,122
Identifiable assets	$587,997	$645,957	$23,998	$1,257,952
Depreciation expense	$4,442	$4,171	$785	$9,398
Amortization expense			$844	$844
Kaplan stock-based incentive compensation			$3,031	$3,031

Six Month Period

(in thousands)	Higher Education	Supplemental Education	Corporate Overhead and Other	Total Education
2006
Operating revenues	$423,311	$394,867	$—	$818,178
Income (loss) from operations	$56,025	$58,955	$(28,447)	$86,533
Depreciation expense	$11,988	$9,530	$2,092	$23,610
Amortization expense			$1,839	$1,839
Kaplan stock-based incentive compensation			$5,266	$5,266

2005
Operating revenues	$342,119	$329,044	$—	$671,163
Income (loss) from operations	$46,998	$53,900	$(34,144)	$66,754
Depreciation expense	$8,550	$7,695	$1,544	$17,789
Amortization expense			$2,129	$2,129
Kaplan stock-based incentive compensation			$9,981	$9,981

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

The Company’s goodwill and other intangible assets as of July 2, 2006 and January 1, 2006 were as follows (in thousands):

	Gross	Accumulated Amortization	Net
2006
Goodwill	$1,497,662	$298,402	$1,199,260
Indefinite-lived intangible assets	658,498	163,806	494,692
Amortized intangible assets	43,209	22,387	20,822

	$2,199,369	$484,595	$1,714,774

2005
Goodwill	$1,423,972	$298,402	$1,125,570
Indefinite-lived intangible assets	658,498	163,806	494,692
Amortized intangible assets	42,434	19,620	22,814

	$2,124,904	$481,828	$1,643,076

Activity related to the Company’s goodwill and other intangible assets during the six months ended July 2, 2006 was as follows (in thousands):

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Goodwill, net
Beginning of year	$80,651	$203,165	$69,556	$85,666	$686,532	$1,125,570
Acquisitions	—	—	—	—	65,150	65,150
Foreign currency exchange rate changes	—	—	—	—	8,540	8,540

Balance at July 2, 2006	$80,651	$203,165	$69,556	$85,666	$760,222	$1,199,260

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Indefinite-Lived Intangible Assets, net
Beginning of year	—	—	—	$486,330	$8,362	$494,692
Acquisitions	—	—	—	—	—	—

Balance at July 2, 2006	—	—	—	$486,330	$8,362	$494,692

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Amortized intangible assets, net
Beginning of year	$6,676	—	—	$1,710	$14,428	$22,814
Acquisitions	—	—	—	—	591	591
Foreign currency exchange rate changes	—	—	—	—	184	184
Amortization	(584)	—	—	(344)	(1,839)	(2,767)

Balance at July 2, 2006	$6,092	—	—	$1,366	$13,364	$20,822

Activity related to the Company’s goodwill and other intangible assets during the six-months ended July 3, 2005 was as follows (in thousands):

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Goodwill, net
Beginning of year	$72,770	$203,165	$69,556	$85,666	$591,983	$1,023,140
Acquisitions	7,881	—	—	—	68,813	76,694
Foreign currency exchange rate changes	—	—	—	—	(11,219)	(11,219)

Balance at July 3, 2005	$80,651	$203,165	$69,556	$85,666	$649,577	$1,088,615

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Indefinite-Lived Intangible Assets, net
Beginning of year	—	—	—	$486,330	$6,862	$493,192
Acquisitions	—	—	—	—	—	—

Balance at July 3, 2005	—	—	—	$486,330	$6,862	$493,192

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Amortized intangible assets, net
Beginning of year	$118	—	—	$2,474	$5,287	$7,879
Acquisitions	7,677	—	—	—	7,049	14,726
Foreign currency exchange rate changes	—	—	—	—	(170)	(170)
Amortization	(535)	—	—	(409)	(2,129)	(3,073)

Balance at July 3, 2005	$7,260	—	—	$2,065	$10,037	$19,362

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

Stock Options.

The Company’s employee stock option plan reserves shares of the Company’s Class B common stock for options to be granted under the plan. The purchase price of the shares covered by an option cannot be less than the fair value on the granting date. Options generally vest over 4 years and have a maximum term of 10 years. At July 2, 2006, there were 400,525 shares reserved for issuance under the stock option plan, of which 104,900 shares were subject to options outstanding, and 295,625 shares were available for future grants.

Changes in options outstanding for the six months ended July 2, 2006 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	113,325	$572.36
Granted	—	—
Exercised	(7,800)	485.27
Forfeited	(625)	798.64

Outstanding at July 2, 2006	104,900	$659.17	4.8	$22,074	*

Options exercisable at July 2, 2006	92,806	$547.18	4.4	$21,854	*

Nonvested options at January 1, 2006	12,375	$810.70

Nonvested options at July 2, 2006	12,094	$810.80	8.3	$0.2	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of the Company’s stock was $780.01 at July 2, 2006.

The Company recorded expense of $0.3 million during the second quarter of 2006 and 2005, with a related income tax benefit of $0.1 million in each quarter, related to this plan. The Company recorded expense of $0.6 million and $0.5 million during the first six months of 2006 and 2005, respectively, with a related income tax benefit of $0.2 million in each year.

As of July 2, 2006, total unrecognized stock-based compensation expense related to stock options was $2.1 million, which is expected to be recognized over a weighted-average period of approximately 1.7 years. The total intrinsic value of options exercised during the second quarter of 2006 and first six months of 2006 was $2.2 million and $2.4 million, respectively.

Information related to stock options outstanding at July 2, 2006 is as follows:

Range of Exercise Prices	Number Outstanding at July 2, 2006	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at July 2, 2006	Weighted Average Exercise Price
$344	1,500	0.5	$343.94	1,500	$343.94
472-480	10,475	1.9	473.15	10,475	473.15
503-586	70,550	4.3	530.47	70,550	530.47
693	500	7.5	692.51	250	692.51
729-763	13,875	7.5	739.86	7,031	729.00
816	4,000	7.5	816.05	2,000	816.05
954	4,000	8.5	953.50	1,000	953.50

All options were granted at an exercise price equal to or greater than the fair market value of the Company’s common stock at the date of grant. No stock option awards were granted during the first six months of 2006.

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

Changes in Kaplan stock options outstanding for the six months ended July 2, 2006 were as follows:

	Shares	Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	62,229	$944.63
Granted	29,785	1,833.00
Exercised	(18,662)	257.73
Forfeited	—	—

Outstanding at July 2, 2006	73,352	$1,480.11	5.5	$28,499	*

Options exercisable at July 2, 2006	25,517	$965.48	5.0	$22,789	*

Nonvested options at January 1, 2006	23,298	$1,623.12

Nonvested options at July 2, 2006	47,835	$1,754.64	5.8	$5,710	*

*	The intrinsic value of a stock option is the amount by which the estimated fair value of the underlying stock exceeds the exercise price of the option. The estimated fair value of the Company’s stock was $1,833 at July 2, 2006.

In December 2005, the compensation committee awarded to a senior manager Kaplan shares or share equivalents equal in value to $4.8 million, with the number of shares or share equivalents determined by the January 2006 valuation. In June 2006, based on the $1,833 per share value, 2,619 shares or share equivalents were issued. The expense of this award has been reflected in the 2005 results of operations.

Kaplan recorded stock compensation expense of $3.4 million in the second quarter of 2006, compared to $3.0 million in the second quarter of 2005. Excluding Kaplan stock compensation expense of $8.2 million recorded as a result of the change in accounting under SFAS 123R, Kaplan recorded stock compensation expense of $5.3 million for the six months ended July 2, 2006, compared to $10.0 million for the six months ended July 3, 2005. At July 2, 2006, the Company’s accrual balance related to Kaplan stock-based compensation totaled $47.3 million.

As of July 2, 2006, total unrecognized stock-based compensation expense related to stock options was $29.9 million, which is expected to be recognized over a weighted-average period of approximately 3.85 years. The total intrinsic value of options exercised during the second quarter and first six months of 2006 was $4.4 million and $29.4 million, respectively. A tax benefit from these stock option exercises of $1.7 million and $11.3 million was realized during the second quarter and first six months of 2006, respectively.

Information related to stock options outstanding at July 2, 2006 is as follows:

Range of Exercise Prices	Number Outstanding at July 2, 2006	Weighted Average Remaining Contractual Life (in years)	Number Exercisable at July 2, 2006
$190	1,750	1.50	1,750
375	338	4.00	338
526	14,910	5.00	12,068
652	2,000	5.50	1,600
861	487	5.50	365
1,625	13,500	5.50	6,750
1,833	29,785	6.00	—
2,080	10,582	5.50	2,646

The fair value of Kaplan stock options at July 2, 2006 and at January 2, 2006, the adoption date of SFAS 123R, was estimated using the Black-Scholes method utilizing the following assumptions:

	July 2, 2006	January 2, 2006
Expected life (years)	0.50 - 6.50	1 - 4
Interest rate	5.10% - 5.24%	4.27% - 4.34%
Volatility	37.0% - 51.80%	33.0% - 38.0%
Dividend yield	0%	0%

Company Stock Awards.

In 1982, the Company adopted a long-term incentive compensation plan, which, among other provisions, authorizes the awarding of Class B common stock to key employees. Stock awards made under this incentive compensation plan are subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant’s employment terminates before the end of a specified period of service to the Company. At July 2, 2006, there were 186,100 shares reserved for issuance under the incentive compensation plan. Of this number, 29,025 shares were subject to awards outstanding, and 157,075 shares were available for future awards. Activity related to stock awards under the long-term incentive compensation plan for the six months ended July 2, 2006, was as follows:

	Shares	Average Award Price
Outstanding at January 1, 2006	29,580	$819.83
Granted	850	787.77
Vested	(159)	721.32
Forfeited	(1,246)	851.90

Outstanding at July 2, 2006	29,025	$818.05

As of July 2, 2006, there was $11.5 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Stock-based compensation costs resulting from restricted stock reduced net income by $1.0 million during the second quarter of 2006 and by $2.0 million during the first six months of 2006.

Note 7: Antidilutive Securities.

The second quarter and first six months of 2006 diluted earnings per share amount excludes the effects of 8,500 stock options outstanding as their inclusion would be antidilutive. The second quarter and first six months of 2005 diluted earnings per share amount excludes the effects of 4,000 stock options outstanding as their inclusion would be antidilutive.

Note 8: Pension and Postretirement Plans.

The total cost (income) arising from the Company’s defined benefit pension plans for the second quarter and six months ended July 2, 2006 and July 3, 2005 consists of the following components (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Service cost	$7,162	$6,907	$14,334	$13,814
Interest cost	10,287	9,933	20,585	19,866
Expected return on assets	(23,234)	(26,067)	(46,496)	(52,134)
Amortization of transition asset	(20)	(26)	(40)	(52)
Amortization of prior service cost	1,124	1,128	2,250	2,256
Recognized actuarial gain	(999)	(1,026)	(2,001)	(2,052)

Net periodic benefit	(5,680)	(9,151)	(11,368)	(18,302)
Early retirement program expense	49,657	—	49,657	—

Total cost (income)	$43,977	$(9,151)	$38,289	$(18,302)

The total cost arising from the Company’s postretirement plans for the second quarter and six months ended July 2, 2006 and July 3, 2005, consists of the following components (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Service cost	$1,624	$1,506	$3,248	$3,012
Interest cost	1,932	1,859	3,865	3,718
Amortization of prior service cost	(147)	(147)	(294)	(294)
Recognized actuarial gain	(216)	(265)	(432)	(530)

Total cost	$3,193	$2,953	$6,387	$5,906

At January 1, 2006, the Company reduced it assumption on the expected rate of return on plan assets from 7.5% to 6.5% for its pension plans.

The Washington Post implemented a voluntary early retirement program to the Mailers employees in April 2006; pre-tax charges of $1.1 million were recorded in the second quarter of 2006 in connection with this program. In the second quarter of 2006, the Company implemented a voluntary early retirement program to a large group of exempt and Guild-covered employees at The Washington Post and Corporate; the offer included an incentive payment, enhanced retirement benefits and subsidized retiree health insurance. In the second quarter of 2006, the Company recorded pre-tax charges of $48.6 million in connection with this program. Overall, 197 employees accepted voluntary early retirement offers under these two programs.

Note 9 – Hurricane Losses

The Company’s cable division was significantly impacted by hurricane Katrina, which hit the Gulf Coast in August 2005. About 94,000 of the cable division’s pre-hurricane subscribers were located on the Gulf Coast of Mississippi, including Gulfport, Biloxi, Pascagoula and other neighboring communities where storm damage was significant.

At December 31, 2005, the Company recorded a $5.0 million receivable for recovery of a portion of cable division hurricane losses through December 31, 2005 under the Company’s property and business interruption insurance program; this recovery was recorded as a reduction of cable division expense in the fourth quarter of 2005. In the second quarter of 2006, $10.4 million in additional insurance recovery amounts were recorded as a reduction of cable division expense in the second quarter of 2006 in connection with a final settlement on cable division Hurricane Katrina insurance claims.

Note 10 – Other Non-Operating Income (Expense)

The Company recorded other non-operating income, net, of $33.7 million for the second quarter of 2006, compared to non-operating expense, net, of $3.6 million for the second quarter of 2005. For the first six months of 2006 and 2005, the Company recorded other non-operating income, net, of $33.5 million and $3.5 million, respectively.

A summary of non-operating income (expense) for the thirteen and twenty-six weeks ended July 2, 2006 and July 3, 2005, is as follows (in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Gains on sale of marketable equity securities	$31.6	$—	$31.6	$3.3
Foreign currency gains (losses), net	2.3	(2.8)	2.9	(4.6)
Gain on sale of non-operating property	—	—	—	5.4
Impairment write-downs on cost method and other investments	—	—	(0.8)	—
Other(losses), net	(0.2)	(0.8)	(0.2)	(0.6)

Total	$33.7	$(3.6)	$33.5	$3.5

Note 11: Contingencies.

Kaplan Inc. is a party to a class action antitrust lawsuit in California filed on April 29, 2005. The suit alleges violations of the Sherman Act. The Company is defending the lawsuit vigorously. Management does not believe that any litigation pending against the Company will have a material adverse effect on its business or financial condition.

Note 12: Recent Accounting Pronouncements.

In June 2006, FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” was issued. FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The standard is required to be implemented in the first quarter of 2007; the Company is in the process of evaluating the impact of this standard on its financial statements.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This analysis should be read in conjunction with the consolidated financial statements and the notes thereto.

Revenues and expenses in the first and third quarters are customarily lower than those in the second and fourth quarters because of significant seasonal fluctuations in advertising volume.

Results of Operations

Net income for the second quarter of 2006 was $78.7 million ($8.17 per share), compared to net income of $78.8 million ($8.16 per share) for the second quarter of last year.

Results for the second quarter of 2006 included charges related to early retirement plan buyouts at The Washington Post newspaper and the corporate office (after-tax impact of $31.4 million, or $3.27 per share) that are largely being funded from the assets in the Company’s pension plans. Results for the second quarter of 2006 also included nonrecurring transition costs from recently acquired Kaplan businesses (after-tax impact of $4.8 million, or $0.50 per share), offset by insurance recoveries from cable division losses related to Hurricane Katrina (after-tax impact of $6.4 million, or $0.67 per share) and non-operating gains from the sales of marketable securities (after-tax impact of $19.6 million, or $2.04 per share).

Revenue for the second quarter of 2006 was $969.0 million, up 8% from $897.6 million in 2005. The increase is due mostly to significant revenue growth at the education division. Revenue at the Company’s newspaper publishing, television broadcasting and cable television divisions also increased for the second quarter of 2006, while revenues were down at the magazine publishing division.

Operating income was down for the second quarter of 2006 to $97.2 million, from $137.7 million in 2005, primarily due to $50.6 million in pre-tax charges associated with early retirement plan buyouts and the $6.9 million in nonrecurring transition costs at Kaplan, offset by $10.4 million in insurance recoveries recorded during the second quarter of 2006 from cable division losses related to Hurricane Katrina.

For the first six months of 2006, net income totaled $155.6 million ($16.12 per share), compared with $145.3 million ($15.04 per share) for the same period of 2005. Results for the first half of 2006 included charges related to early retirement plan buyouts (after-tax impact of $31.4 million, or $3.27 per share), the nonrecurring transition costs at Kaplan (after-tax impact of $4.8 million, or $.50 per share) and a charge for the cumulative effect of a change in accounting for Kaplan equity awards (after-tax impact of $5.1 million, or $0.53 per share) in connection with the Company’s adoption of Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Share-Based Payment.” These items were offset by insurance recoveries from cable division losses related to Hurricane Katrina (after-tax impact of $6.4 million, or $0.67 per share) and non-operating gains from the sales of marketable securities (after-tax impact of $19.6 million, or $2.04 per share). Results for the first half of 2005 included after-tax non-operating gains from the sales of non-operating land and marketable securities (after-tax impact of $5.4 million, or $0.56 per share).

Revenue for the first half of 2006 was $1,917.3 million, up 11% over revenue of $1,731.5 million for the first six months of 2005. Operating income declined to $235.0 million, from $245.7 million in 2005, due to $50.6 million in pre-tax charges associated with early retirement plan buyouts and the $6.9 million in nonrecurring transition costs at Kaplan, offset by $10.4 million in insurance recoveries recorded during the second quarter of 2006 from cable division losses related to Hurricane Katrina.

The Company’s operating income for the second quarter and first six months of 2006 included $5.7 million and $11.4 million of net pension credits, respectively, compared to $9.2 million and $18.3 million, respectively, for the same periods of 2005, excluding charges related to early retirement programs. At January 1, 2006, the Company reduced its expected return on plan assets from 7.5% to 6.5%. Overall, the pension credit for 2006 is expected to be down by about $15 million, excluding charges related to early retirement programs.

Newspaper Publishing Division. Newspaper publishing division revenue totaled $245.6 million for the second quarter of 2006, an increase of 4% from $236.3 million in the second quarter of 2005; division revenue increased 4% to $489.0 million for the first six months of 2006, from $469.4 million for the first six months of 2005. The newspaper division reported an operating loss for the second quarter of $15.4 million, from operating income of $27.0 million in the second quarter of 2005; operating income decreased to $16.7 million for the first six months of 2006, compared to $58.4 million for the first six months of 2005. The decline in operating results is due primarily to $46.8 million in pre-tax charges recorded in the second quarter of 2006 associated with the early retirement plan buyouts at The Washington Post. Excluding this charge, operating income was up for the second quarter and the first six months of 2006 due to increased division revenues and improved results at the Company’s online publishing activities, both washingtonpost.com and Slate. Operating income at the newspaper division was adversely impacted by second quarter and year-to-date increases of 9% and 11%, respectively, in newsprint expense for the entire newspaper division, as well as increased pension expense.

Print advertising revenue at The Post in the second quarter increased 1% to $148.3 million, from $146.5 million in 2005, and increased 2% to $298.1 million for first six months of 2006, from $292.2 million in 2005. The growth in the second quarter of 2006 was driven by advertising revenue increases in real estate, zones, retail and national, offset by a large overall decline in classified advertising. The growth in print advertising revenue for the first six months of 2006 is due to increases in real estate, zones and preprints, offset by declines in national and classified advertising. Classified recruitment advertising revenue declined 15% to $16.8 million for the second quarter of 2006, from $19.7 million in the second quarter of 2005, and was down 7% to $38.6 million in the first half of 2006, compared to $41.3 million in the first half of 2005.

For the first six months of 2006, Post daily and Sunday circulation declined 2.9% and 3.8%, respectively, compared to the same period of the prior year. For the six months ended July 2, 2006, average daily circulation at The Post totaled 672,000 and average Sunday circulation totaled 947,500.

Revenue generated by the Company’s online publishing activities, primarily washingtonpost.com, increased 36% to $25.3 million for the second quarter of 2006, from $18.7 million in the second quarter of 2005; online revenues increased 35% to $48.2 million for the first six months of 2006, from $35.7 million in the first six months of 2005. Local and national online advertising revenues grew 57% for both the second quarter and first six months of 2006. Online classified advertising revenue on washingtonpost.com increased 25% in both the second quarter and first six months of 2006. A small portion of the Company’s online publishing revenues is included in the magazine publishing division.

Television Broadcasting Division. Revenue for the television broadcasting division increased 1% in the second quarter of 2006 to $89.0 million, from $88.4 million in 2005, due to an increase of $1.3 million in second quarter 2006 political advertising revenue. For the first six months of 2006, revenue increased 4% to $174.9 million, from $167.7 million in 2005, due to $6.3 million in incremental winter Olympics-related advertising at the Company’s NBC affiliates and an increase of $2.2 million in political advertising revenue.

Operating income for the second quarter of 2006 decreased 1% to $40.6 million, from $41.1 million for the second quarter of 2005. Operating income for the first six months of 2006 increased 6% to $78.1 million, from $73.9 million for the first six months of 2005 due to the revenue increases discussed above, offset by a modest increase in the division’s operating expenses in the first six months of 2006.

Magazine Publishing Division. Revenue for the magazine publishing division totaled $84.2 million for the second quarter of 2006, a 14% decline from $97.9 million for the second quarter of 2005; division revenue totaled $159.0 million for the first six months of 2006, a 5% decrease from $167.8 million for the first six months of 2005. The revenue decrease for the second quarter was partially due to the timing of the primary trade show of PostNewsweek Tech Media, which was held in the first quarter of 2006 versus the second quarter of 2005. Also, Newsweek experienced a 5% advertising revenue decline from a decrease in ad pages at the domestic edition due to an additional domestic special issue in the second quarter of 2005; and a reduction in domestic and international circulation revenues due to subscription rate declines at the domestic edition and subscription rate and rate base declines at certain of the international editions. The decline in revenues for the first six months of 2006 reflects a decline in Newsweek circulation revenues and revenues at PostNewsweek Tech Media, offset by a 3% increase in Newsweek advertising revenues for the first six months of 2006.

Operating income totaled $11.2 million for the second quarter of 2006, a decrease from $20.0 million in the second quarter of 2005. The decrease in operating income is due to the timing of the primary trade show of PostNewsweek Tech Media in the first quarter of 2006 versus the second quarter of 2005, as well as a reduction in operating income at Newsweek due to lower advertising and circulation revenues and a reduced pension credit. Operating income totaled $10.3 million for the first six months of 2006, down from $14.8 million for the first six months of 2005, due primarily to revenue reductions at Newsweek and PostNewsweek Tech Media and a reduced pension credit.

Cable Television Division. Cable division revenue of $141.1 million for the second quarter of 2006 represents a 9% increase over 2005 second quarter revenue of $129.1 million; for the first six months of 2006, revenue increased 8% to $276.3 million, from $255.5 million in 2005. The 2006 revenue increase is due to continued growth in the division’s cable modem revenues and a $3 monthly rate increase for basic cable service at most of its systems, effective February 1, 2006.

Cable division operating income increased to $39.9 million in the second quarter of 2006, versus $23.6 million in the second quarter of 2005; cable division operating income for the first six months of 2006 increased to $65.3 million, from $47.0 million for the first six months of 2005. The cable division results benefited from $10.4 million in insurance recoveries recorded during the second quarter of 2006 from cable division losses related to Hurricane Katrina. The increase in operating income is also due to the division’s revenue growth, offset by higher programming expenses and increases in technical and marketing costs.

Cable division results continue to be adversely impacted by subscriber losses and expenses as a result of Hurricane Katrina, which hit the Gulf Coast in August of 2005. The Company estimates that lost revenues for the second quarter and first six months of 2006 were approximately $3.5 million and $7.0 million, respectively, and that operating income was reduced by $3.3 million and $7.3 million for the same periods (excluding $10.4 million in insurance recoveries). At December 31, 2005, the Company recorded a $5.0 million receivable for recovery of a portion of cable division hurricane losses through December 31, 2005 under the Company’s property and business interruption insurance program; this recovery was recorded as a reduction of cable division expense in the fourth quarter of 2005. In the second quarter of 2006, $10.4 million in additional insurance recovery amounts were recorded as a reduction of cable division expense in connection with a final settlement on cable division Hurricane Katrina insurance claims.

At June 30, 2006, excluding the Gulf Coast region, the cable division shows an increase in Revenue Generating Units (RGUs) due to continued growth in high-speed data subscribers, offset by a slight decline in basic video and digital video subscriber categories due primarily to the $3 monthly basic rate increase implemented in February 2006. For the Gulf Coast region, there is a decline in basic and digital video RGUs due to Hurricane Katrina; however, the number of high-speed data subscribers has increased in the Gulf Coast region. The cable division began offering telephone services on a very limited basis in May 2006; telephone service is planned to be offered to about half of homes passed by the end of 2006. RGUs include about 7,000 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by the various franchise agreements. A summary of RGUs broken down by Gulf Coast and all other regions is as follows:

Cable Division Subscribers	June 30, 2006	June 30, 2005
Gulf Coast Region
Basic	80,065	94,964
Digital	30,240	35,548
High-speed data	31,663	25,974

Total	141,968	156,486

All Other Regions
Basic	605,937	607,810
Digital	180,918	184,372
High-speed data	229,599	183,590

Total	1,016,454	975,772

Total
Basic	686,002	702,774
Digital	211,158	219,920
High-speed data	261,262	209,564

Total	1,158,422	1,132,258

Below are details of Cable division capital expenditures for the first six months of 2006 and 2005, as defined by the NCTA Standard Reporting Categories (in millions):

	2006	2005
Customer Premise Equipment	$25.3	$10.1
Commercial	—	0.1
Scaleable Infrastructure	7.6	2.3
Line Extensions	8.5	5.2
Upgrade/Rebuild	4.3	5.8
Support Capital	22.3	13.6

Total	$68.0	$37.1

Education Division. Education division revenue totaled $409.2 million for the second quarter of 2006, an 18% increase over revenue of $345.8 million for the same period of 2005. Excluding revenue from acquired businesses, education division revenue increased 12% for the second quarter of 2006. Kaplan reported operating income for the second quarter of 2006 of $33.9 million, a decline of 1% from $34.1 million in the second quarter of 2005, largely as a result of $6.9 million in nonrecurring transition costs from recently acquired Kaplan businesses. For the first six months of 2006, education division revenue totaled $818.2 million, a 22% increase over revenue of $671.2 million for the same period of 2005. Excluding revenue from acquired businesses, education division revenue increased 14% for the first six months of 2006. Kaplan reported operating income of $86.5 million for the first six months of 2006, an increase of 30% from $66.8 million for the first six months of 2005.

In the second quarter of 2006, Kaplan completed the acquisitions of two businesses: Tribeca Learning Limited, a leading provider of education to the Australian financial services sector; and SpellRead, originator of SpellRead Phonological

Auditory Training, a reading intervention program for struggling students. Kaplan incurred $6.9 million in nonrecurring transition costs from these recently acquired businesses, which are included in the supplemental education results.

A summary of operating results for the second quarter and the first six months of 2006 compared to 2005 is as follows:

	Second Quarter			YTD
(In thousands)	2006	2005	% Change	2006	2005	% Change
Revenue
Supplemental education	$201,438	$172,580	17	$394,867	$329,044	20
Higher education	207,806	173,200	20	423,311	342,119	24

	$409,244	$345,780	18	$818,178	$671,163	22

Operating income (loss)
Supplemental education	$26,402	$29,535	(11)	$58,955	$53,900	9
Higher education	23,034	18,710	23	56,025	46,998	19
Kaplan corporate overhead	(11,232)	(10,248)	(10)	(21,342)	(22,034)	3
Other*	(4,316)	(3,875)	(11)	(7,105)	(12,110)	41

	$33,888	$34,122	(1)	$86,533	$66,754	30

*	Other includes charges accrued for stock-based incentive compensation and amortization of certain intangibles.

Supplemental education includes Kaplan’s test preparation, professional training and Score! businesses. Excluding revenue from acquired businesses, supplemental education revenues grew by 9% in the second quarter of 2006 and 10% for the first half of 2006. Test preparation revenue grew by 23% and 22% for the second quarter and first six months of 2006, respectively, due to strong enrollment in the K12 business, MCAT and English-language course offerings, as well as from the August 2005 acquisition of The Kidum Group, the leading provider of test preparation services in Israel. Also included in supplemental education is FTC Kaplan Limited (FTC). Headquartered in London, FTC primarily provides training services for accountants and financial services professionals, with training centers in the United Kingdom and Asia. FTC revenues grew by 23% for both the second quarter and first six months of 2006, largely as a result of higher enrollment and price increases. Supplemental education results also include professional real estate, insurance, securities and other professional courses, and related products. In April 2005, Kaplan Professional completed the acquisition of BISYS Education Services, a provider of licensing education and compliance solutions for financial services institutions and professionals. In the first half of 2006, the CFA courses contributed to growth in supplemental education, as did the BISYS business. These results were offset by soft market demand for Kaplan Professional’s real estate, insurance and securities course offerings. The final component of supplemental education is Score!, which provides academic enrichment to children. Revenues at Score! were down slightly in the first half of 2006. There were 162 Score! centers at the end of June 2006, compared to 167 at the end of June 2005.

Higher education includes all of Kaplan’s post-secondary education businesses, including fixed-facility colleges as well as online post-secondary and career programs. In May 2005, Kaplan acquired Singapore-based Asia Pacific Management Institute (APMI), a private education provider for undergraduate and postgraduate students in Asia. Excluding revenue from acquired businesses, higher education revenues grew by 15% in the second quarter of 2006 and 19% in the first half of 2006. Higher education enrollments increased by 14% to 69,400 at June 30, 2006, compared to 60,900 at June 30, 2005, with most of the new enrollment growth occurring in the online programs as well as from acquisitions. Higher education results for the online programs in the first half of 2006 benefited from increases in both price and demand, as well as an increase in the number of course offerings. In the first half of 2006, there was a continued increase in higher education operating costs associated with expansion activities at the online operations, and to a lesser extent, at the fixed-facility operations, including new program offerings and higher facility and advertising expenses. Higher education operating cost increases for the fixed-facility colleges are expected to moderate as the year progresses.

Corporate overhead represents unallocated expenses of Kaplan, Inc.’s corporate office.

Other includes charges for incentive compensation arising from equity awards under the Kaplan stock option plan, which was established for certain members of Kaplan’s management. In addition, Other includes amortization of certain intangibles. In the first quarter of 2006, the Company adopted SFAS 123R, which required the Company to change its accounting for Kaplan equity awards from the intrinsic value method to the fair-value-based method of accounting (see additional discussion below regarding the cumulative effect of change in accounting principle). Excluding Kaplan stock compensation expense recorded as a result of this change in accounting, Kaplan recorded stock compensation expense of $3.4 million and $3.0 million in the second quarter of 2006 and 2005, respectively, and $5.3 million and $10.0 million in the first six months of 2006 and 2005, respectively, related to this plan.

Corporate Office. The corporate office operating expenses increased to $13.0 million and $22.0 million for the second quarter and first six months of 2006, respectively, from $8.1 million and $15.2 million for the second quarter and first six months of 2005, respectively. The increase is primarily due to $3.8 million in pre-tax charges recorded in the second quarter of 2006 associated with early retirement plan buyouts at the corporate office.

Equity in Earnings (Losses) of Affiliates. The Company’s equity in losses of affiliates for the second quarter of 2006 was $0.6 million, compared to earnings of $0.3 million for the second quarter of 2005. For the first six months of 2006, the Company’s equity in losses of affiliates totaled $0.7 million, compared to losses of $0.2 million for the same period of 2005. The Company’s affiliate investments consist of a 49% interest in BrassRing LLC and a 49% interest in Bowater Mersey Paper Company Limited.

Other Non-Operating Income (Expense). The Company recorded other non-operating income, net, of $33.7 million for the second quarter of 2006, compared to non-operating expense, net, of $3.6 million in the second quarter of 2005. The second quarter 2006 non-operating income, net, includes $31.6 million in pre-tax gains related to sales of marketable securities and $2.3 million in foreign currency gains. The second quarter 2005 non-operating expense, net, includes $2.8 million in foreign currency losses.

The Company recorded other non-operating income, net, of $33.5 million for the first six months of 2006, compared to other non-operating income, net, of $3.5 million for the same period of the prior year. The 2006 non-operating income includes pre-tax gains of $31.6 million related to the sales marketable securities and foreign currency gains of $2.9 million. The 2005 non-operating income includes pre-tax gains of $8.7 million related to the sales of non-operating land and marketable securities and foreign currency losses of $4.6 million.

A summary of non-operating income (expense) for the twenty-six weeks ended July 2, 2006 and July 3, 2005, is as follows (in millions):

	2006	2005
Gains on sale of marketable equity securities	$31.6	$3.3
Foreign currency gains (losses), net	2.9	(4.6)
Gain on sale of non-operating property	—	5.4
Impairment write-downs on cost method and other investments	(0.8)	—
Other(losses), net	(0.2)	(0.6)

Total	$33.5	$3.5

Net Interest Expense. The Company incurred net interest expense of $3.9 million and $8.6 million for the second quarter and first six months of 2006, respectively, compared to $5.9 million and $11.8 million for the same periods of 2005. At July 2, 2006, the Company had $425.2 million in borrowings outstanding at an average interest rate of 5.4%.

Provision for Income Taxes. The effective tax rate for the second quarter and first six months of 2006 was 37.7% and 38.0%, respectively, compared to 38.7% for both the second quarter and first six months of 2005.

Cumulative Effect of Change in Accounting Principle. In the first quarter of 2006, the Company adopted SFAS 123R, which requires companies to record the cost of employee services in exchange for stock options based on the grant-date fair value of the awards. SFAS 123R did not have any impact on the Company’s results of operations for Company stock options as the Company adopted the fair-value-based method of accounting for Company stock options in 2002. However, the adoption of SFAS 123R required the Company to change its accounting for Kaplan equity awards from the intrinsic value method to the fair-value-based method of accounting. As a result, in the first quarter of 2006, the Company reported a $5.1 million after-tax charge for the cumulative effect of change in accounting for Kaplan equity awards ($8.2 million in pre-tax Kaplan stock compensation expense).

Earnings Per Share. The calculation of diluted earnings per share for the second quarter and first six months of 2006 was based on 9,613,000 and 9,610,000 weighted average shares outstanding, respectively, compared to 9,618,000 and 9,617,000, respectively, for the second quarter and first six months of 2005. The Company made no repurchases of its stock during the first half of 2006.

Financial Condition: Capital Resources and Liquidity

Acquisitions and Dispositions. In the second quarter of 2006, Kaplan acquired two businesses in their professional and K12 learning services divisions totaling $59.7 million. These acquisitions included Tribeca, a leading education provider to the Australian financial services sector as well as SpellRead, a provider of reading and writing programs. In the first quarter of 2006, Kaplan acquired two businesses in their professional and higher education divisions; these acquisitions totaled $7.2 million. Most of the purchase price for these acquisitions has been allocated to goodwill and other intangibles on a preliminary basis.

Capital expenditures. During the first six months of 2006, the Company’s capital expenditures totaled $131.7 million. The Company estimates that its capital expenditures will be in the range of $275 million to $300 million in 2006.

Liquidity. The Company’s borrowings have declined by $3.2 million, to $425.2 million at July 2, 2006, as compared to borrowings of $428.4 million at January 1, 2006. At July 2, 2006, the Company has $264.9 million in cash and cash equivalents, compared to $215.9 million at January 1, 2006. The Company had commercial paper investments of $135.1 million and $59.2 million that are classified ad “Cash and cash equivalents” in the Company’s Consolidated Balance Sheet as of July 2, 2006 and January 1, 2006, respectively.

At July 2, 2006, the Company had $425.2 million in total debt outstanding, which comprised $399.3 million of 5.5 percent unsecured notes due February 15, 2009, and $25.9 million in other debt.

During the second quarter of 2006 and 2005, the Company had average borrowings outstanding of approximately $424.1 million and $447.3 million, respectively, at average annual interest rates of approximately 5.5 percent and 5.4 percent, respectively. During the second quarter of 2006 and 2005, the Company incurred net interest expense of $3.9 million and $5.9 million, respectively.

During the first six months of 2006 and 2005, the Company had average borrowings outstanding of approximately $425.3 million and $448.2 million, respectively, at average annual interest rates of approximately 5.4 percent and 5.4 percent, respectively. During the first six months of 2006 and 2005, the Company incurred net interest expense of $8.6 million and $11.8 million, respectively.

At July 2, 2006 and January 1, 2006, the Company has working capital of $146.8 million and $123.6 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through internally generated funds and, to a lesser extent, commercial paper borrowings. In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2006.

The Washington Post implemented a voluntary early retirement program to the Mailers employees in April 2006; pre-tax charges of $1.1 million were recorded in the second quarter of 2006 in connection with this program. In the second quarter of 2006, the Company implemented a voluntary early retirement program to a large group of exempt and Guild-covered employees at The Washington Post and Corporate; the offer included an incentive payment, enhanced retirement benefits and subsidized retiree health insurance. In the second quarter of 2006, the Company recorded pre-tax charges of $48.6 million in connection with this program. Overall, 197 employees accepted voluntary early retirement offers under these two programs. The cost of these programs are largely being funded from the assets in the Company’s pension plans.

There were no significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended January 1, 2006 except as described below.

On August 8, 2006, The Company entered into a new $500 million five year revolving credit agreement (the “2006 Credit Agreement”) with a group of banks. That facility replaced the Company’s $250 million 364-day revolving credit agreement dated as of August 10, 2005 (the “2005 Credit Agreement”) and its $350 million 5-year revolving credit agreement dated as of August 14, 2002 (the “2002 Credit Agreement”).

Except for the length and the amount of the commitments, the terms of the 2006 Credit Agreement are substantially the same as the terms of the 2005 Credit Agreement. The Company is required to pay a facility fee at an annual rate, which depends on the Company’s long-term debt ratings, of between 0.04% and 0.10% of the amount of the facility. Any borrowings are made on an unsecured basis and bear interest, at the Company’s option, at Citibank’s base rate or at a rate based on LIBOR plus an applicable margin that also depends on the Company’s long-term debt ratings. The 2006 Credit Agreement will expire on August 8, 2011, unless the Company and the banks agree prior to the second anniversary date to extend the term (which extensions cannot exceed an aggregate of two years). Any outstanding borrowings must be repaid on or prior to the final termination date. The 2006 Credit Agreement supports the issuance of the Company’s commercial paper but the Company may also draw on the facility for general corporate purposes. The 2006 Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type and, among other things, requires the Company to maintain at least $1 billion of consolidated shareholders’ equity. No borrowings are currently outstanding under the 2002, 2005 or 2006 Credit Agreements.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of July 2, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended July 2, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s May 11, 2006 Annual Meeting of Stockholders, the stockholders elected each of the nominees named in the Company’s proxy statement dated March 24, 2006 to its Board of Directors. The voting results are set forth below:

Class A Directors
Nominee	Votes For	Votes Withheld	Broker Non-Votes
Warren E. Buffett	1,722,250	-0-	-0-
Barry Diller	1,722,250	-0-	-0-
Melinda F. Gates	1,722,250	-0-	-0-
Donald E. Graham	1,722,250	-0-	-0-
Richard D. Simmons	1,722,250	-0-	-0-
George W. Wilson	1,722,250	-0-	-0-

Class B Directors
Nominee	Votes For	Votes Withheld	Broker Non-Votes
Christopher C. Davis	6,636,147	116,334	-0-
John L. Dotson Jr.	6,676,143	76,338	-0-
Ronald L. Olson	6,656,499	95,982	-0-

In addition, the stockholders voted on a series of amendments to the Company’s Incentive Compensation Plan. The amendments (i) provide the Company’s Compensation Committee with greater flexibility in designing compensation plans for key employees of the Company and its subsidiaries and (ii) modify or establish caps on the payouts of various awards payable to participants under the Incentive Compensation Plan. The voting results are set forth below:

	Votes For	Votes Against	Abstain	Broker Non-Votes
Class A Stock	1,722,250	-0-	-0-	-0-
Class B Stock	6,509,706	229,104	13,671	-0-

Item 6. Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.3	By-Laws of the Company as amended and restated through September 22, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.1	Form of the Company’s 5.50% Notes due February 15, 2009, issued under the Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.2	Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.3	First Supplemental Indenture dated as of September 22, 2003, among WP Company LLC, the Company and Bank One, NA, as successor to The First National Bank of Chicago, as trustee, to the Indenture dated as of February 17, 1999, between The Washington Post Company and The First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.4	Five Year Credit Agreement, dated as of August 8, 2006, among the Company, Citibank, N.A., JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, SunTrust Bank, The Bank of New York, PNC Bank, National Association, Bank of America, N.A. and Wells Fargo Bank, N.A.

10.1	The Washington Post Company Incentive Compensation Plan as adopted May 11, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 11, 2006).

11	Calculation of earnings per share of common stock.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

99.1	Agreement, dated as of June 5, 2006, between Mr. Jonathan Grayer and The Washington Post Company, relating performance-based retention arrangements (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 5, 2006).

99.2	Stockholders Agreement, dated as of June 5, 2006, among The Washington Post Company, Kaplan, Inc. and Mr. Jonathan Grayer (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated June 5, 2006).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY (Registrant)

Date: August 9, 2006	/s/ Donald E. Graham
Donald E. Graham,
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2006	/s/ John B. Morse, Jr.
John B. Morse, Jr.,
Vice President-Finance
(Principal Financial Officer)