Form 10-Q
period 2006-10-01
WASHINGTON POST CO
filed 2006-11-07
CIK 104889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 1, 2006

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

Large accelerated filer  ☒    Accelerated filer   ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐No☒

Shares outstanding at October 30, 2006:

Class A Common Stock	1,722,250 Shares
Class B Common Stock	7,889,530 Shares

THE WASHINGTON POST COMPANY

Index to Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	a. Condensed Consolidated Statements of Income (Unaudited) for the Thirteen and Thirty-Nine Weeks Ended October 1, 2006 and October 2, 2005	3

	b. Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Thirteen and Thirty-Nine Weeks Ended October 1, 2006 and October 2, 2005	4

	c. Condensed Consolidated Balance Sheets at October 1, 2006 (Unaudited) and January 1, 2006	5

	d. Condensed Consolidated Statements of Cash Flows (Unaudited) for the Thirty-Nine Weeks Ended October 1, 2006 and October 2, 2005	6

	e. Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 6.	Exhibits	30

Signatures		31

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Washington Post Company

Condensed Consolidated Statements of Income (Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands, except per share amounts)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Operating revenues
Advertising	$312,238	$311,581	$985,793	$953,694
Circulation and subscriber	195,243	182,677	580,205	560,521
Education	420,604	362,822	1,238,782	1,033,985
Other	18,809	16,582	59,435	56,969

	946,894	873,662	2,864,215	2,605,169

Operating costs and expenses
Operating	509,231	486,400	1,498,802	1,411,833
Selling, general and administrative	267,563	225,760	859,045	689,604
Depreciation of property, plant and equipment	49,929	47,531	148,466	141,004
Amortization of intangible assets and goodwill impairment charge	11,525	1,587	14,292	4,660

	838,248	761,278	2,520,605	2,247,101

Income from operations	108,646	112,384	343,610	358,068

Other income (expense)
Equity in losses of affiliates	(625)	(952)	(1,366)	(1,135)
Interest income	2,967	611	7,109	1,761
Interest expense	(6,400)	(7,554)	(19,098)	(20,509)
Other, net	4,708	6,869	38,234	10,319

Income before income taxes and cumulative effect of change in accounting principle	109,296	111,358	368,489	348,504
Provision for income taxes	36,000	44,800	134,500	136,600

Income before cumulative effect of change in accounting principle	73,296	66,558	233,989	211,904
Cumulative effect of change in method of accounting for share-based payments, net of taxes	—	—	(5,075)	—

Net income	73,296	66,558	228,914	211,904
Redeemable preferred stock dividends	(245)	(245)	(981)	(981)

Net income available for common shares	$73,051	$66,313	$227,933	$210,923

Basic earnings per share:
Before cumulative effect of change in accounting principle	$7.62	$6.91	$24.34	$21.99
Cumulative effect of change in accounting principle	—	—	(0.53)	—

Net income available for common stock	$7.62	$6.91	$23.81	$21.99

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$7.60	$6.89	$24.24	$21.93
Cumulative effect of change in accounting principle	—	—	(0.53)	—

Net income available for common stock	$7.60	$6.89	$23.71	$21.93

Dividends declared per common share	$1.95	$1.85	$7.80	$7.40

Basic average number of common shares outstanding	9,581	9,596	9,575	9,592
Diluted average number of common shares outstanding	9,617	9,618	9,612	9,616

The Washington Post Company

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
(In thousands)	October 1, 2006		October 2, 2005	October 1, 2006	October 2, 2005
Net income	$73,296		$66,558	$228,914	$211,904

Other comprehensive income(loss)

Foreign currency translation adjustment	5,263		1,171	13,681	(7,441)
Change in unrealized gain on available-for-sale securities	9,735		(9,727)	30,019	(37,592)
Less: reclassification adjustment for realized gains included in net income	(2,035	)_	(8,978)	(33,614)	(12,323)

	12,963		(17,534)	10,086	(57,356)
Income tax (expense) benefit related to other comprehensive income	(3,003)		7,295	1,433	19,469

	9,960		(10,239)	11,519	(37,887)

Comprehensive income	$83,256		$56,319	$240,433	$174,017

The Washington Post Company

Condensed Consolidated Balance Sheets

	October 1, 2006	January 1, 2006
(In thousands)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$321,513	$215,861
Investments in marketable equity securities	38,072	67,596
Accounts receivable, net	404,891	398,552
Inventories	30,427	15,079
Deferred income taxes	39,720	37,320
Income taxes receivable	28,017	26,651
Other current assets	58,733	57,267

	921,373	818,326
Property, plant and equipment
Buildings	332,108	327,569
Machinery, equipment and fixtures	1,943,025	1,839,983
Leasehold improvements	189,161	167,116

	2,464,294	2,334,668
Less accumulated depreciation	(1,446,190)	(1,325,676)

	1,018,104	1,008,992
Land	41,727	42,257
Construction in progress	134,012	91,383

	1,193,843	1,142,632
Investments in marketable equity securities	283,585	262,325
Investments in affiliates	67,874	66,775
Goodwill, net	1,198,973	1,125,570
Indefinite-lived intangible assets, net	494,692	494,692
Amortized intangible assets, net	19,793	22,814
Prepaid pension cost	560,135	593,469
Deferred charges and other assets	77,619	58,170

	$4,817,887	$4,584,773

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$437,987	$438,693
Deferred revenue	273,198	231,208
Dividends declared	19,000	—
Short-term borrowings	6,759	24,820

	736,944	694,721
Postretirement benefits other than pensions	154,867	150,909
Other liabilities	300,285	262,270
Deferred income taxes	399,789	422,548
Long-term debt	400,428	403,635

	1,992,313	1,934,083

Redeemable preferred stock	12,120	12,267

Preferred stock	—	—

Common shareholders’ equity
Common stock	20,000	20,000
Capital in excess of par value	201,701	192,672
Retained earnings	4,024,583	3,871,587
Accumulated other comprehensive income
Cumulative foreign currency translation adjustment	18,720	5,039
Unrealized gain on available-for-sale securities	56,151	58,313
Cost of Class B common stock held in treasury	(1,507,701)	(1,509,188)

	2,813,454	2,638,423

	$4,817,887	$4,584,773

The Washington Post Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Thirty-Nine Weeks Ended
(In thousands)	October 1, 2006	October 2, 2005
Cash flows from operating activities:
Net income	$228,914	$211,904
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	5,075	—
Depreciation of property, plant and equipment	148,466	141,004
Amortization of intangible assets	4,428	4,660
Goodwill impairment charge	9,864	—
Net pension benefit	(16,712)	(28,154)
Early retirement program expense	50,046	1,021
Gain from sale of land	—	(5,148)
(Gain) loss from sale or write-down of property, plant and equipment	(1,433)	9,948
Gain on disposition of marketable equity securities	(33,614)	(11,957)
Foreign exchange (gain) loss	(5,770)	6,208
Cost method and other investment write-downs	806	658
Equity in losses of affiliates, net of distributions	1,366	1,135
Provision for deferred income taxes	(23,509)	9,758
Change in assets and liabilities:
Decrease (increase) in accounts receivable, net	1,781	(3,216)
(Increase) decrease in inventories	(15,265)	1,623
Decrease in accounts payable and accrued liabilities	(19,625)	(36,726)
Increase in deferred revenue	37,345	38,299
(Increase) decrease in income taxes receivable	(1,635)	26,274
Decrease in other assets and other liabilities, net	39,842	19,970
Other	273	203

Net cash provided by operating activities	410,643	387,464

Cash flows from investing activities:
Purchases of property, plant and equipment	(199,251)	(164,736)
Investments in certain businesses	(84,042)	(148,137)
Proceeds from the sale of property, plant and equipment	4,585	25,830
Investments in marketable equity securities	(42,888)	—
Proceeds from sale of marketable equity securities	81,191	55,459
Investment in affiliates	—	(4,981)

Net cash used in investing activities	(240,405)	(236,565)

Cash flows from financing activities:
Net repayment of commercial paper	—	(50,201)
Principal payments on debt	(27,711)	(3,611)
Dividends paid	(56,918)	(53,976)
Cash overdraft	8,972	5,617
Proceeds from exercise of stock options	5,261	5,117
Excess tax benefit on stock options	1,230	—

Net cash used in financing activities	(69,166)	(97,054)

Effect of currency exchange rate change	4,580	(2,935)

Net increase in cash and cash equivalents	105,652	50,910

Beginning cash and cash equivalents	215,861	119,400

Ending cash and cash equivalents	$321,513	$170,310

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

Note 1: Acquisitions.

In the third quarter of 2006, Kaplan acquired 3 businesses in their professional services division totaling $2.5 million. In the second quarter of 2006, Kaplan acquired two businesses in their professional and K12 learning services divisions totaling $59.7 million. These acquisitions included Tribeca, a leading education provider to the Australian financial services sector as well as SpellRead, a provider of reading and writing programs. In the first quarter of 2006, Kaplan acquired two businesses in their professional and higher education divisions; these acquisitions totaled $7.2 million. Most of the purchase price for these acquisitions has been allocated to goodwill and other intangibles on a preliminary basis.

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

In October 2006, Kaplan completed the acquisitions of two additional businesses: Aspect Education Limited, a major provider of English language instruction with schools located in the U.K., Ireland, Australia, New Zealand, Canada and the U.S; and PMBR, a nationwide provider of test preparation for the Multistate Bar Exam (MBE).

Note 2: Investments.

Investments in marketable equity securities at October 1, 2006 and January 1, 2006 consist of the following (in thousands):

	October 1, 2006	January 1, 2006
Total cost	$229,606	$234,196
Gross unrealized gains	92,051	95,725

Total fair value	$321,657	$329,921

During the third quarter and first nine months of 2006, the Company sold marketable equity securities for a pre-tax gain of $2.0 million and $33.6 million, respectively.

During the third quarter and first nine months of 2005, the Company sold marketable equity securities for a pre-tax gain of $8.6 million and $12.0 million, respectively.

The Company made $42.9 million in investments in marketable equity securities during the first quarter of 2006; as of October 1, 2006, there is a $6.7 million unrealized loss on this investment. There were no investments in marketable equity securities during the second quarter or the third quarter of 2006. There were no investments in marketable equity securities during the first nine months of 2005.

At October 1, 2006 and January 1, 2006, the carrying value of the Company’s cost method investments was $19.3 million and $11.9 million, respectively. The Company invested $5.5 million and $8.2 million during the third quarter and first nine months of 2006, respectively, in companies constituting cost method investments. For the same periods of 2005, the Company invested $0.2 million and $8.3 million, respectively.

The Company recorded charges of $0 and $0.8 million during the third quarter and first nine months of 2006, respectively, to write-down certain of its investments to estimated fair value; for the same periods of 2005, the Company recorded charges of $0.1 million and $0.7 million, respectively.

As of October 1, 2006 and January 1, 2006, the Company has commercial paper investments of $185.4 million and $59.2 million, respectively, that are classified as “cash and cash equivalents” on the Company’s consolidated balance sheet.

Note 3: Borrowings.

Long-term debt consists of the following (in millions):

	October 1, 2006	January 1, 2006
5.5 percent unsecured notes due February 15, 2009	$399.4	$399.2
4.0 percent notes due 2006	—	14.4
Other indebtedness	7.8	14.8

Total	407.2	428.4
Less current portion	(6.8)	(24.8)

Total long-term debt	$400.4	$403.6

During 2003, notes of £16.7 million were issued to current employees of The Financial Training Company (FTC) who were former FTC shareholders in connection with the March 2003 acquisition by Kaplan. In 2004, 50% of the balance on the notes was paid and the remaining balance outstanding was paid in August 2006.

The Company’s other indebtedness at October 1, 2006 and January 1, 2006 is at interest rates of 5% to 7% and matures from 2006 to 2009.

During the third quarter of 2006 and 2005, the Company had average borrowings outstanding of approximately $417.5 million and $433.3 million, respectively, at average annual interest rates of approximately 5.5 percent and 5.4 percent, respectively. During the third quarter of 2006 and 2005, the Company incurred net interest expense of $3.4 million and $6.9 million, respectively.

During the first nine months of 2006 and 2005, the Company had average borrowings outstanding of approximately $422.2 million and $446.0 million, respectively, at average annual interest rates of approximately 5.5 percent and 4.8 percent, respectively. During the first nine months of 2006 and 2005, the Company incurred net interest expense of $12.0 million and $18.7 million, respectively.

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

Note 4: Business Segments.

The following table summarizes financial information related to each of the Company’s business segments. The 2006 and 2005 asset information is as of October 1, 2006 and January 1, 2006, respectively.

Third Quarter Period

(in thousands)

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
2006
Operating revenues	$225,630	$82,195	$76,128	$142,337	$420,604	$—	$946,894
Income (loss) from operations	$17,685	$32,869	$138	$27,898	$38,369	$(8,313)	$108,646
Equity in losses of affiliates							(625)
Interest expense, net							(3,433)
Other, net							4,708

Income before income taxes							$109,296

Depreciation expense	$8,977	$2,482	$634	$24,961	$12,510	$365	$49,929
Amortization expense & impairment charge	$292	$—	$9,864	$172	$1,197	$—	$11,525
Net pension credit (expense)	$(3,297)	$314	$9,035	$(394)	$(703)	$—	$4,955
Identifiable assets	$670,937	$405,636	$593,176	$1,146,146	$1,397,933	$214,528	$4,428,356
Investments in marketable equity securities							321,657
Investments in affiliates							67,874

Total assets							$4,817,887

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
2005
Operating revenues	$235,517	$73,984	$78,106	$123,233	$362,822	$—	$873,662
Income (loss) from operations	$28,594	$27,033	$11,321	$4,899	$48,499	$(7,962)	$112,384
Equity in earnings of affiliates							(952)
Interest expense, net							(6,943)
Other, net							6,869

Income before income taxes							$111,358

Depreciation expense	$9,419	$2,427	$692	$24,960	$9,624	$409	$47,531
Amortization expense	$292	$—	$—	$183	$1,112	$—	$1,587
Net pension credit (expense)	$(134)	$735	$9,079	$(310)	$(539)	$—	$8,831
Identifiable assets	$702,221	$420,154	$594,937	$1,122,654	$1,257,952	$90,159	$4,188,077
Investments in marketable equity securities							329,921
Investments in affiliates							66,775

Total assets							$4,584,773

Nine Month Period

(in thousands)

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
2006
Operating revenues	$714,668	$257,079	$235,079	$418,607	$1,238,782	$—	$2,864,215
Income (loss) from operations	$34,349	$111,010	$10,484	$93,206	$124,902	$(30,341)	$343,610
Equity in losses of affiliates							(1,366)
Interest expense, net							(11,989)
Other, net							38,234

Income before income taxes							$368,489

Depreciation expense	$26,733	$7,383	$1,910	$75,386	$36,120	$934	$148,466
Amortization expense & impairment charge	$876	$—	$9,864	$516	$3,036	$—	$14,292
Net pension credit (expense)	$(53,875)	$944	$25,668	$(1,150)	$(2,021)	$(2,900)	$(33,334)

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Corporate Office	Consolidated
2005
Operating revenues	$704,881	$241,672	$245,906	$378,725	$1,033,985	$—	$2,605,169
Income (loss) from operations	$86,991	$100,894	$26,152	$51,894	$115,252	$(23,115)	$358,068
Equity in losses of affiliates							(1,135)
Interest expense, net							(18,748)
Other, net							10,319

Income before income taxes							$348,504

Depreciation expense	$27,551	$7,426	$2,139	$75,384	$27,413	$1,091	$141,004
Amortization expense	$827	$—	$—	$592	$3,241	$—	$4,660
Net pension credit (expense)	$(799)	$2,204	$28,250	$(929)	$(1,593)	$—	$27,133

The Company’s education division comprises the following operating segments:

Third Quarter Period

(in thousands)

	Higher Education	Supplemental Education	Corporate Overhead and Other	Total Education
2006
Operating revenues	$217,104	$203,500	$—	$420,604
Income (loss) from operations	$20,975	$35,114	$(17,720)	$38,369
Identifiable assets	$586,450	$783,514	$27,969	$1,397,933
Depreciation expense	$5,774	$5,532	$1,204	$12,510
Amortization expense			$1,197	$1,197
Kaplan stock-based incentive compensation			$5,888	$5,888

2005
Operating revenues	$181,594	$181,228	$—	$362,822
Income (loss) from operations	$11,657	$34,212	$2,630	$48,499
Identifiable assets	$587,997	$645,957	$23,998	$1,257,952
Depreciation expense	$4,858	$3,925	$841	$9,624
Amortization expense			$1,112	$1,112
Kaplan stock-based incentive compensation (credit)			$(9,776)	$(9,776)

Nine Month Period

(in thousands)

	Higher Education	Supplemental Education	Corporate Overhead and Other	Total Education
2006
Operating revenues	$640,415	$598,367	$—	$1,238,782
Income (loss) from operations	$77,000	$94,069	$(46,167)	$124,902
Depreciation expense	$17,761	$15,063	$3,296	$36,120
Amortization expense			$3,036	$3,036
Kaplan stock-based incentive compensation			$11,154	$11,154

2005
Operating revenues	$523,713	$510,272	$—	$1,033,985
Income (loss) from operations	$58,655	$88,112	$(31,515)	$115,252
Depreciation expense	$13,407	$11,621	$2,385	$27,413
Amortization expense			$3,241	$3,241
Kaplan stock-based incentive compensation			$205	$205

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

In the third quarter of 2006, as a result of the current advertising environment, the Company completed a review of the carrying value of goodwill at PostNewsweek Tech Media, which is part of the magazine publishing division. As a result of this review, the Company recorded an impairment charge of $9.9 million to write-down Post Newsweek Tech Media’s goodwill to its estimated fair value utilizing a discounted cash flow model.

The Company’s goodwill and other intangible assets as of October 1, 2006 and January 1, 2006 were as follows (in thousands):

	Gross	Accumulated Amortization	Net
2006
Goodwill	$1,497,375	$298,402	$1,198,973
Indefinite-lived intangible assets	658,498	163,806	494,692
Amortized intangible assets	43,841	24,048	19,793

	$2,199,714	$486,256	$1,713,458

2005
Goodwill	$1,423,972	$298,402	$1,125,570
Indefinite-lived intangible assets	658,498	163,806	494,692
Amortized intangible assets	42,434	19,620	22,814

	$2,124,904	$481,828	$1,643,076

Activity related to the Company’s goodwill and other intangible assets during the nine months ended October 1, 2006 was as follows (in thousands):

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Goodwill, net
Beginning of year	$80,651	$203,165	$69,556	$85,666	$686,532	$1,125,570
Acquisitions	—	—	—	—	67,921	67,921
Foreign currency exchange rate changes	—	—	—	—	15,346	15,346
Impairment charge	—	—	(9,864)	—	—	(9,864)

Balance at October 1, 2006	$80,651	$203,165	$59,692	$85,666	$769,799	$1,198,973

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Indefinite-Lived Intangible Assets, net
Beginning of year	—	—	—	$486,330	$8,362	$494,692
Acquisitions	—	—	—	—	—	—

Balance at October 1, 2006	—	—	—	$486,330	$8,362	$494,692

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Amortized intangible assets, net
Beginning of year	$6,676	—	—	$1,710	$14,428	$22,814
Acquisitions	—	—	—	—	1,032	1,032
Foreign currency exchange rate changes	—	—	—	—	375	375
Amortization	(876)	—	—	(516)	(3,036)	(4,428)

Balance at October 1, 2006	$5,800	—	—	$1,194	$12,799	$19,793

Activity related to the Company’s goodwill and other intangible assets during the nine-months ended October 2, 2005 was as follows (in thousands):

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Goodwill, net
Beginning of year	$72,770	$203,165	$69,556	$85,666	$591,983	$1,023,140
Acquisitions	7,881	—	—	—	104,031	111,912
Foreign currency exchange rate changes	—	—	—	—	(14,486)	(14,486)

Balance at October 2, 2005	$80,651	$203,165	$69,556	$85,666	$681,528	$1,120,566

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Indefinite-Lived Intangible Assets, net
Beginning of year	—	—	—	$486,330	$6,862	$493,192
Acquisitions	—	—	—	—	—	—

Balance at October 2, 2005	—	—	—	$486,330	$6,862	$493,192

	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Education	Total
Amortized intangible assets, net
Beginning of year	$118	—	—	$2,474	$5,287	$7,879
Acquisitions	7,677	—	—	—	12,870	20,547
Foreign currency exchange rate changes	—	—	—	—	(206)	(206)
Amortization	(827)	—	—	(592)	(3,241)	(4,660)

Balance at October 2, 2005	$6,968	—	—	$1,882	$14,710	$23,560

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

Stock Options.

The Company’s employee stock option plan reserves shares of the Company’s Class B common stock for options to be granted under the plan. The purchase price of the shares covered by an option cannot be less than the fair value on the granting date. Options generally vest over 4 years and have a maximum term of 10 years. At October 1, 2006, there were 397,550 shares reserved for issuance under the stock option plan, of which 101,675 shares were subject to options outstanding, and 295,875 shares were available for future grants.

Changes in options outstanding for the nine months ended October 1, 2006 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	113,325	$572.36
Granted	—	—
Exercised	(10,775)	488.25
Forfeited	(875)	803.61

Outstanding at October 1, 2006	101,675	$696.60	4.6	$17,305	*

Options exercisable at October 1, 2006	89,800	$548.68	4.1	$17,276	*

Nonvested options at January 1, 2006	12,375	$810.70

Nonvested options at October 1, 2006	11,875	$811.39	8.1	$0	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of the Company’s stock was $737.00 at October 1, 2006.

The Company recorded expense of $0.3 million during the third quarter of 2006 and 2005, with a related income tax benefit of $0.1 million in each quarter, related to this plan. The Company recorded expense of $0.9 million and $0.8 million during the first nine months of 2006 and 2005, respectively, with a related income tax benefit of $0.4 million and $0.3 million during the same periods.

As of October 1, 2006, total unrecognized stock-based compensation expense related to stock options was $1.8 million, which is expected to be recognized over a weighted-average period of approximately 1.6 years. The total intrinsic value of options exercised during the third quarter of 2006 and first nine months of 2006 was $0.8 million and $3.2 million, respectively.

Information related to stock options outstanding at October 1, 2006 is as follows:

Range of Exercise Prices	Number Outstanding at October 1, 2006	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at October 1, 2006	Weighted Average Exercise Price
$344	500	0.3	$343.94	500	$343.94
472-480	9,975	1.6	472.80	9,975	472.80
503-586	69,450	4.0	529.97	69,450	529.97
693	500	7.3	692.51	250	692.51
729-763	13,500	7.3	740.17	6,750	729.00
816	3,750	7.3	816.05	1,875	816.05
954	4,000	8.3	953.50	1,000	953.50

All options were granted at an exercise price equal to or greater than the fair market value of the Company’s common stock at the date of grant. No stock option awards were granted during the first nine months of 2006.

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

Changes in Kaplan stock options outstanding for the nine months ended October 1, 2006 were as follows:

	Shares	Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	62,229	$944.63
Granted	29,785	1,833.00
Exercised	(18,662)	257.73
Forfeited	—	—

Outstanding at October 1, 2006	73,352	$1,480.11	5.3	$32,704	*

Options exercisable at October 1, 2006	26,936	$886.35	4.8	$27,700	*

Nonvested options at January 1, 2006	23,298	$1,623.12

Nonvested options at October 1, 2006	46,416	$1,824.68	5.6	$4,925	*

*	The intrinsic value of a stock option is the amount by which the estimated fair value of the underlying stock exceeds the exercise price of the option. The estimated fair value of Kaplan’s stock was $1,900 at October 1, 2006.

In December 2005, the compensation committee awarded to a senior manager Kaplan shares or share equivalents equal in value to $4.8 million, with the number of shares or share equivalents determined by the January 2006 valuation. In June 2006, based on the $1,833 per share value, 2,619 shares or share equivalents were issued.

Kaplan recorded stock compensation expense of $5.9 million in the third quarter of 2006, compared to credit of $9.8 million in the third quarter of 2005. Excluding Kaplan stock compensation expense of $8.2 million recorded as a result of the change in accounting under SFAS 123R, Kaplan recorded stock compensation expense of $11.2 million for the nine months ended October 1, 2006, compared to $0.2 million for the nine months ended October 2, 2005. At October 1, 2006, the Company’s accrual balance related to Kaplan stock-based compensation totaled $53.2 million.

As of October 1, 2006, total unrecognized stock-based compensation expense related to stock options was $24.9 million, which is expected to be recognized over a weighted-average period of approximately 3.65 years. The total intrinsic value of options exercised during the nine months ended October 1, 2006 was $29.4 million. A tax benefit from these stock option exercises of $11.3 million was realized during the nine months ended October 1, 2006.

Information related to stock options outstanding at October 1, 2006 is as follows:

Range of Exercise Prices	Number Outstanding at October 1, 2006	Weighted Average Remaining Contractual Life (in years)	Number Exercisable at October 1, 2006
$ 190	1,750	1.25	1,750
375	338	3.75	338
526	14,910	4.98	14,910
652	2,000	5.25	1,600
861	487	5.25	292
1,625	13,500	5.25	5,400
1,833	29,785	5.73	—
2,080	10,582	5.25	2,646

The fair value of Kaplan stock options at October 1, 2006 and at January 2, 2006, the adoption date of SFAS 123R, was estimated using the Black-Scholes method utilizing the following assumptions:

	October 1, 2006	January 2, 2006
Expected life (years)	0.25 –6.25	1 - 4
Interest rate	4.59% - 4.89%	4.27% - 4.34%
Volatility	33.35% - 49.30%	33.0% - 38.0%
Dividend yield	0%	0%

Company Stock Awards.

In 1982, the Company adopted a long-term incentive compensation plan, which, among other provisions, authorizes the awarding of Class B common stock to key employees. Stock awards made under this incentive compensation plan are subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant’s employment terminates before the end of a specified period of service to the Company. At October 1, 2006, there were 186,000 shares reserved for issuance under the incentive compensation plan. Of this number, 28,925 shares were subject to awards outstanding, and 157,075 shares were available for future awards. Activity related to stock awards under the long-term incentive compensation plan for the nine months ended October 1, 2006, was as follows:

	Shares	Average Award Price
Outstanding at January 1, 2006	29,580	$819.83
Granted	850	787.77
Vested	(159)	721.32
Forfeited	(1,346)	855.40

Outstanding at October 1, 2006	28,925	$817.77

As of October 1, 2006, there was $9.8 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Stock-based compensation costs resulting from restricted stock reduced net income by $1.0 million during the third quarter of 2006 and by $2.9 million during the first nine months of 2006.

Note 7: Antidilutive Securities.

The third quarter and first nine months of 2006 diluted earnings per share amounts exclude the effects of 13,000 stock options outstanding as their inclusion would be antidilutive. The third quarter and first nine months of 2005 diluted earnings per share amounts exclude the effects of 4,000 stock options outstanding as their inclusion would be antidilutive.

Note 8: Pension and Postretirement Plans.

The total cost (income) arising from the Company’s defined benefit pension plans for the third quarter and nine months ended October 1, 2006 and October 2, 2005 consists of the following components (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Service cost	$6,545	$7,436	$20,879	$21,250
Interest cost	11,674	10,695	32,259	30,561
Expected return on assets	(24,028)	(28,063)	(70,524)	(80,197)
Amortization of transition asset	(21)	(29)	(61)	(81)
Amortization of prior service cost	1,316	1,214	3,566	3,470
Recognized actuarial gain	(830)	(1,105)	(2,831)	(3,157)

Net periodic benefit	(5,344)	(9,852)	(16,712)	(28,154)
Early retirement program expense	389	1,021	50,046	1,021

Total cost (income)	$(4,955)	$(8,831)	$33,334	$(27,133)

The total cost arising from the Company’s postretirement plans for the third quarter and nine months ended October 1, 2006 and October 2, 2005, consists of the following components (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Service cost	$1,407	$1,507	$4,655	$4,519
Interest cost	1,772	1,858	5,637	5,576
Amortization of prior service cost	(509)	(147)	(803)	(441)
Recognized actuarial gain	(216)	(266)	(648)	(796)

Total cost	$2,454	$2,952	$8,841	$8,858

At January 1, 2006, the Company reduced it assumption on the expected rate of return on plan assets from 7.5% to 6.5% for its pension plans.

The Washington Post implemented a voluntary early retirement program to the Mailers employees in April 2006; pre-tax charges of $1.1 million were recorded in the second quarter of 2006 in connection with this program. In the second quarter of 2006, the Company implemented a voluntary early retirement program to a large group of exempt and Guild-covered employees at The Washington Post and Corporate; the offer included an incentive payment, enhanced retirement benefits and subsidized retiree health insurance. For the nine months ended October 1, 2006, the Company recorded pre-tax charges of $49.0 million in connection with this program. Overall, 198 employees accepted voluntary early retirement offers under these two programs.

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

Note 10 – Other Non-Operating Income (Expense)

The Company recorded other non-operating income, net, of $4.7 million and $6.9 million for the third quarter of 2006 and 2005, respectively. For the first nine months of 2006 and 2005, the Company recorded other non-operating income, net, of $38.2 million and $10.3 million, respectively.

A summary of non-operating income (expense) for the thirteen and thirty-nine weeks ended October 1, 2006 and October 2, 2005, is as follows (in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Gains on sale of marketable equity securities	$2.0	$8.6	$33.6	$12.0
Foreign currency gains (losses), net	2.9	(1.6)	5.8	(6.2)
Gain on sale of non-operating property	—	—	—	5.1
Impairment write-downs on cost method and other investments	—	—	(0.8)	(0.7)
Other, net	(0.2)	(0.1)	(0.4)	0.1

Total	$4.7	$6.9	$38.2	$10.3

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

Note 12: Recent Accounting Pronouncements.

In June 2006, FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” was issued. FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The standard is required to be implemented in the first quarter of 2007; the Company is in the process of evaluating the impact of this standard on its financial statements.

In September 2006, FASB Statement No. 158 (FAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” was issued. FAS 158 requires companies to recognize the funded status of pension and other postretirement benefit plans on their balance sheets as of December 31, 2006. Because the Company’s pension plans are significantly overfunded as of October 1, 2006, the Company expects to record a significant increase to the prepaid pension asset balance in the Company’s consolidated balance sheet at December 31, 2006.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This analysis should be read in conjunction with the consolidated financial statements and the notes thereto.

Revenues and expenses in the first and third quarters are customarily lower than those in the second and fourth quarters because of significant seasonal fluctuations in advertising volume.

Results of Operations

Net income for the third quarter of 2006 was $73.3 million ($7.60 per share), compared to net income of $66.6 million ($6.89 per share) for the third quarter of last year.

Results for the third quarter of 2006 included a goodwill impairment charge at PostNewsweek Tech Media, which is part of the magazine publishing segment (after-tax impact of $6.3 million, or $0.65 per share) and gains from the sales of property and marketable securities (after-tax impact of $2.8 million, or $0.29 per share); results also benefited from a lower effective tax rate. Operating results for the cable division in the third quarter of 2005 included the adverse impact of charges and lost revenues associated with Hurricane Katrina estimated at $18.5 million (after-tax impact of $11.2 million, or $1.17 per share); results for the Company in the third quarter of 2005 also included non-operating gains from the sales of marketable securities (after-tax impact of $5.2 million, or $0.54 per share).

Revenue for the third quarter of 2006 was $946.9 million, up 8% from $873.7 million in 2005. The increase is due mostly to significant revenue growth at the education, cable television and television broadcasting divisions, while revenues were down at the newspaper publishing and magazine publishing divisions.

Operating income was down 3% for the third quarter of 2006 to $108.6 million, from $112.4 million in 2005, due to a $15.7 million increase in Kaplan stock compensation expense ($5.9 million in the third quarter of 2006, compared to a credit of $9.8 million in the third quarter of 2005), a $9.9 million goodwill impairment charge and a reduction in print advertising revenues at The Washington Post newspaper. These items were offset by improved earnings at the cable division, which suffered from the impact of Hurricane Katrina in the third quarter of 2005, and increased operating income at the television broadcasting division.

For the first nine months of 2006, net income totaled $228.9 million ($23.71 per share), compared with $211.9 million ($21.93 per share) for the same period of 2005. Results for the first nine months of 2006 included charges related to early retirement plan buyouts (after-tax impact of $31.7 million, or $3.30 per share), a goodwill impairment charge (after-tax impact of $6.3 million, or $0.65 per share), nonrecurring transition costs at Kaplan (after-tax impact of $4.8 million, or $.50 per share) and a charge for the cumulative effect of a change in accounting for Kaplan equity awards (after-tax impact of $5.1 million, or $0.53 per share) in connection with the Company’s adoption of Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Share-Based Payment.” These items were offset by insurance recoveries from cable division losses related to Hurricane Katrina (after-tax impact of $6.4 million, or $0.67 per share), gains from the sales of property and marketable securities (after-tax impact of $22.4 million, or $2.33 per share) and a lower effective tax rate. In addition to the adverse impact of the hurricane on cable results, results for the first nine months of 2005 also included non-operating gains from the sales of non-operating land and marketable securities (after-tax impact of $10.4 million, or $1.08 per share).

Revenue for the first nine months of 2006 was $2,864.2 million, up 10% over revenue of $2,605.2 million for the first nine months of 2005. Operating income declined to $343.6 million, from $358.1 million in 2005, due to $50.9 million in pre-tax charges associated with early retirement plan buyouts; a $9.9 million goodwill impairment charge; a $10.9 million increase in Kaplan stock compensation expense; and $6.9 million in nonrecurring transition costs at Kaplan. These items were offset by $10.4 million in insurance recoveries recorded during the second quarter of 2006 from cable division losses related to Hurricane Katrina and the adverse impact of the hurricane on operating income in 2005, particularly at the cable division.

The Company’s operating income for the third quarter and first nine months of 2006 included $5.3 million and $16.7 million of net pension credits, respectively, compared to $9.9 million and $28.2 million, respectively, for the same periods of 2005, excluding charges related to early retirement programs. At January 1, 2006, the Company reduced its expected return on plan assets from 7.5% to 6.5%. Overall, the pension credit for 2006 is expected to be down by about $16 million, excluding charges related to early retirement programs.

Newspaper Publishing Division. Newspaper publishing division revenue totaled $225.6 million for the third quarter of 2006, a decrease of 4% from $235.5 million in the third quarter of 2005; division revenue increased 1% to $714.7 million for the first nine months of 2006, from $704.9 million for the first nine months of 2005. Division operating income for the third quarter declined 38% to $17.7 million, from $28.6 million in the third quarter of 2005; operating income decreased to $34.3 million for the first nine months of 2006, compared to $87.0 million for the first nine months of 2005. The decline in operating results for the third quarter is due primarily to a decline in print advertising revenue at The Washington Post newspaper and increased pension expense, offset by a $2.3 million pre-tax gain on the sale of property. The decline in operating income for the first nine months of 2006 is due primarily to $47.1 million in pre-tax charges associated with early retirement plan buyouts at The Washington Post, offset by a modest increase in division revenues, and improved results at the Company’s online publishing activities, both washingtonpost.com and Slate. Operating income at the newspaper division was adversely impacted for the first nine months of 2006 by a 7% increase in newsprint expense for the entire newspaper division; for the third quarter of 2006, newsprint expense decreased 1% due to a decline in newsprint consumption.

Print advertising revenue at The Post in the third quarter decreased 11% to $129.4 million, from $145.3 million in 2005, and decreased 2% to $427.6 million for first nine months of 2006, from $437.6 million in 2005. The decline in the third quarter of 2006 was driven by advertising revenue declines in classified, national and retail. The decline in print advertising revenue for the first nine months of 2006 is due to declines in classified, national and retail, offset by increases in zones and preprints advertising. Classified recruitment advertising revenue declined 23% to $17.0 million for the third quarter of 2006, from $22.1 million in the third quarter of 2005, and was down 12% to $55.6 million in the first nine months of 2006, compared to $63.4 million in the first nine months of 2005.

For the first nine months of 2006, Post daily and Sunday circulation declined 2.9% and 3.6%, respectively, compared to the same period of the prior year. For the nine months ended October 1, 2006, average daily circulation at The Post totaled 662,100 and average Sunday circulation totaled 940,000.

Revenue generated by the Company’s online publishing activities, primarily washingtonpost.com, increased 24% to $24.5 million for the third quarter of 2006, from $19.8 million in the third quarter of 2005; online revenues increased 31% to $72.7 million for the first nine months of 2006, from $55.5 million in the first nine months of 2005. Display online advertising revenues grew 43% and 52% for the third quarter and first nine months of 2006, respectively. Online classified advertising revenue on washingtonpost.com increased 14% and 21% for the third quarter and first nine months of 2006, respectively. A small portion of the Company’s online publishing revenues is included in the magazine publishing division.

Television Broadcasting Division. Revenue for the television broadcasting division increased 11% in the third quarter of 2006 to $82.2 million, from $74.0 million in 2005, due to an increase of $7.0 million in third quarter 2006 political advertising revenue. For the first nine months of 2006, revenue increased 6% to $257.1 million, from $241.7 million in 2005, due to $6.3 million in incremental winter Olympics-related advertising at the Company’s NBC affiliates and an increase of $9.2 million in political advertising revenue.

Operating income for the third quarter and first nine months of 2006 increased 22% and 10%, respectively, to $32.9 million and $111.0 million, respectively, from $27.0 million and $100.9 million, respectively. The increases in operating income are primarily related to the significant political and Olympics revenue in 2006 discussed above.

Magazine Publishing Division. Revenue for the magazine publishing division totaled $76.1 million for the third quarter of 2006, a 3% decline from $78.1 million for the third quarter of 2005; division revenue totaled $235.1 million for the first nine months of 2006, a 4% decrease from $245.9 million for the first nine months of 2005. Newsweek experienced a reduction in domestic and international circulation revenues in the third quarter of 2006 due to subscription rate declines at the domestic edition and subscription rate and rate base declines at certain of the international editions; this was offset by a 3% increase in Newsweek advertising revenue due to an increase in ad pages at the domestic and international editions. The decline in revenues for the first nine months of 2006 reflects a decline in Newsweek circulation revenues and revenues at PostNewsweek Tech Media, offset by a 3% increase in Newsweek advertising revenues for the first nine months of 2006.

Operating income totaled $0.1 million for the third quarter of 2006, down from $11.3 million in the third quarter of 2005. The decrease is due primarily to a $9.9 million goodwill impairment charge at PostNewsweek Tech Media, as well as lower Newsweek circulation revenues and a reduced pension credit, offset by lower operating expenses at Newsweek and a $1.3 million early retirement charge at Newsweek International in the third quarter of 2005. Operating income totaled $10.5 million for the first nine months of 2006, down from $26.2 million for the first nine months of 2005, due primarily to the goodwill impairment charge; revenue reductions at Newsweek and PostNewsweek Tech Media; and a reduced pension credit, offset by lower operating expenses at Newsweek.

Cable Television Division. Cable division revenue of $142.3 million for the third quarter of 2006 represents a 16% increase over 2005 third quarter revenue of $123.2 million; for the first nine months of 2006, revenue increased 11% to $418.6 million, from $378.7 million in 2005. The 2006 revenue increase is due primarily to continued growth in the division’s cable modem revenues; a $3 monthly rate increase for basic cable service at most of its systems, effective February 1, 2006; and the adverse impact of approximately $6.2 million on third quarter 2005 revenues due to Hurricane Katrina, as a result of lost revenues from a 30-day service credit granted to the division’s 94,000 pre-hurricane Gulf Coast subscribers.

Cable division operating income increased to $27.9 million in the third quarter of 2006, versus $4.9 million in the third quarter of 2005; cable division operating income for the first nine months of 2006 increased to $93.2 million, from $51.9 million for the first nine months of 2005. The increase in third quarter and year-to-date operating income is due to the division’s revenue growth and the estimated adverse impact of $18.5 million from Hurricane Katrina on the cable division’s results in the third quarter of 2005, in which the Company recorded $9.9 million in estimated losses of property, plant and equipment; incurred an estimated $4.2 million in incremental clean-up, repair and other expenses associated with the hurricane; and experienced an estimated $4.4 million reduction in operating income from granting a 30-day service credit to all its 94,000 pre-hurricane Gulf Coast subscribers. The cable division results for the first nine months also benefited from $10.4 million in insurance recoveries recorded during the second quarter of 2006 resulting from cable division losses related to Hurricane Katrina.

Cable division results in 2006 continue to include the impact of subscriber losses and expenses as a result of Hurricane Katrina. The Company estimates that lost revenues for the first nine months of 2006 were approximately $10.0 million; variable cost savings offset a portion of the lost revenue impact on the cable division’s operating income. The Company also incurred an estimated $4.1 million in incremental clean-up and repair expense for the first nine months of 2006. At December 31, 2005, the Company recorded a $5.0 million receivable for recovery of a portion of cable division hurricane losses through December 31, 2005 under the Company’s property and business interruption insurance program; this recovery was recorded as a reduction of cable division expense in the fourth quarter of 2005. In the second quarter of 2006, $10.4 million in additional insurance recovery amounts were recorded as a reduction of cable division expense in connection with a final settlement on cable division Hurricane Katrina insurance claims.

At September 30, 2006, the Gulf Coast region shows increases in all Revenue Generating Unit (RGU) categories compared to estimated subscriber counts as of September 30, 2005. For all other regions, there is an increase in RGUs due to continued growth in high-speed data subscribers, offset by a decline in basic video and digital video subscriber categories primarily as a result of the $3 monthly basic rate increase implemented in February 2006. The cable division began offering telephone services on a very limited basis in the second quarter of 2006; telephone service is planned to be offered to about half of homes passed by the end of 2006. RGUs include about 7,000 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by the various franchise agreements. A summary of RGUs broken down by Gulf Coast and all other regions is as follows:

Cable Division Subscribers	September 30, 2006	September 30, 2005*

Gulf Coast Region
Basic	82,848	72,984
Digital	31,064	27,006
High-speed data	34,446	21,112

Total	148,358	121,102

All Other Regions
Basic	607,133	614,416
Digital	179,456	186,894
High-speed data	241,988	198,788

Total	1,028,577	1,000,098

Total
Basic	689,981	687,400
Digital	210,520	213,900
High-speed data	276,434	219,900

Total	1,176,935	1,121,200

*	Gulf Coast region subscriber figures as of September 30, 2005 are estimated and reflect a 21,200, 8,000 and 6,200 decline in estimated basic, digital and high-speed data subscribers due to Hurricane Katrina.

Below are details of Cable division capital expenditures for the first nine months of 2006 and 2005, as defined by the NCTA Standard Reporting Categories (in millions):

	2006	2005
Customer Premise Equipment	$39.8	$19.4
Commercial	0.1	0.1
Scaleable Infrastructure	13.0	5.8
Line Extensions	14.2	10.6
Upgrade/Rebuild	5.5	9.4
Support Capital	32.2	26.2

Total	$104.8	$71.5

Education Division. Education division revenue totaled $420.6 million for the third quarter of 2006, a 16% increase over revenue of $362.8 million for the same period of 2005. Excluding revenue from acquired businesses, education division revenue increased 13% for the third quarter of 2006. Kaplan reported operating income for the third quarter of 2006 of $38.4 million, a 21% decline from $48.5 million in the third quarter of 2005, due to an increase of $15.7 million in Kaplan stock compensation expense in the third quarter of 2006 ($5.9 million in the third quarter of 2006, compared to a credit of $9.8 million in the third quarter of 2005). For the first nine months of 2006, education division revenue totaled $1,238.8 million, a 20% increase over revenue of $1,034.0 million for the same period of 2005. Excluding revenue from acquired businesses, education division revenue increased 14% for the first nine months of 2006. Kaplan reported operating income of $124.9 million for the first nine months of 2006, an increase of 8% from $115.3 million for the first nine months of 2005, due largely to operating income growth in higher education, offset by an increase in Kaplan stock compensation expense of $10.9 million, and $6.9 million in nonrecurring transition costs from recently acquired Kaplan businesses.

In the second quarter of 2006, Kaplan completed the acquisitions of two businesses: Tribeca Learning Limited, a leading provider of education to the Australian financial services sector, and SpellRead, originator of SpellRead Phonological Auditory Training, a reading intervention program for struggling students. Kaplan incurred $6.9 million in nonrecurring transition costs from these acquired businesses, which are included in the supplemental education results. In October 2006, Kaplan completed the acquisitions of two additional businesses: Aspect Education Limited, a major provider of English-language instruction with schools located in the U.K., Ireland, Australia, New Zealand, Canada and the U.S; and PMBR, a U.S. nationwide provider of test preparation for the Multistate Bar Exam (MBE). These new businesses will be included in the supplemental education results.

A summary of education division operating results for the third quarter and the first nine months of 2006 compared to 2005 is as follows:

	Third Quarter			YTD
	2006	2005	% Change	2006	2005	% Change
(In thousands)
Revenue
Supplemental education	$203,500	$181,228	12	$598,367	$510,272	17
Higher education	217,104	181,594	20	640,415	523,713	22

	$420,604	$362,822	16	$1,238,782	$1,033,985	20

Operating income (loss)
Supplemental education	$35,114	$34,212	3	$94,069	$88,112	7
Higher education	20,975	11,657	80	77,000	58,655	31
Kaplan corporate overhead	(10,636)	(6,035)	(76)	(31,978)	(28,069)	(14)
Other*	(7,084)	8,665	—	(14,189)	(3,446)	—

	$38,369	$48,499	(21)	$124,902	$115,252	8

*	Other includes charges accrued for stock-based incentive compensation and amortization of certain intangibles.

Supplemental education includes Kaplan’s test preparation, professional training and Score! businesses. Excluding revenue from acquired businesses, supplemental education revenues grew by 7% in the third quarter of 2006 and 9% for the first nine months of 2006. Test preparation revenue grew by 18% and 21% for the third quarter and first nine months of 2006, respectively, due to strong enrollment in the nursing and English-language course offerings, as well as from the August 2005 acquisition of The Kidum Group, the leading provider of test preparation services in Israel. Also included in supplemental education is FTC Kaplan Limited (FTC). Headquartered in London, FTC primarily provides training services for accountants and financial services professionals, with training centers in the U.K. and Asia. FTC revenues grew by 22% for both the third quarter and first nine months of 2006, largely as a result of higher enrollment and price increases. Supplemental education results also include professional real estate, insurance, securities and other professional courses, and related products. In April 2005, Kaplan Professional completed the acquisition of BISYS Education Services, a provider of licensing education and compliance solutions for financial services institutions and professionals. Kaplan Professional revenue increased 10% for the first nine months of 2006 due primarily to acquisitions; however, revenue was down 8% in the third quarter of 2006 due to soft market demand for Kaplan Professional’s real estate book publishing and real estate course offerings. The Chartered Financial Analyst courses offered by Kaplan Professional showed growth for both the third quarter and first nine months of 2006. The final component of supplemental education is Score!, which provides academic enrichment to children. Revenues at Score! were down slightly in the third quarter and first nine months of 2006. There were 161 Score! centers at the end of September 2006, compared to 167 at the end of September 2005.

Higher education includes all of Kaplan’s post-secondary education businesses, including fixed-facility colleges as well as online post-secondary and career programs. In May 2005, Kaplan acquired Singapore-based Asia Pacific Management Institute, a private education provider for undergraduate and postgraduate students in Asia. Excluding revenue from acquired businesses, higher education revenues grew by 19% for both the third quarter and first nine months of 2006. Higher education enrollments increased by 11% to 73,600 at September 30, 2006, compared to 66,400 at September 30, 2005, with most of the new enrollment growth occurring in the online programs as well as from acquisitions. Higher education results for the online programs in the first nine months of 2006 benefited from increases in both price and demand, as well as an increase in the number of course offerings.

Corporate overhead represents unallocated expenses of Kaplan, Inc.’s corporate office.

Other includes charges for incentive compensation arising from equity awards under the Kaplan stock option plan, which was established for certain members of Kaplan’s management. In addition, Other includes amortization of certain intangibles. In the first quarter of 2006, the Company adopted SFAS 123R, which required the Company to change its accounting for Kaplan equity awards from the intrinsic value method to the fair-value-based method of accounting (see additional discussion below regarding the cumulative effect of change in accounting principle). Excluding Kaplan stock compensation expense recorded as a result of this change in accounting, Kaplan recorded stock compensation expense of $5.9 million in the third quarter of 2006, compared to a credit of $9.8 million in the third quarter of 2005. For the first nine months of 2006, the Company recorded expense of $11.2 million, compared to expense of $0.2 million in the first nine months of 2005.

Corporate Office. The corporate office operating expenses increased to $8.3 million and $30.3 million for the third quarter and first nine months of 2006, respectively, from $8.0 million and $23.1 million for the third quarter and first nine months of 2005, respectively. The increase is primarily due to $3.8 million in pre-tax charges recorded in the second quarter of 2006 associated with early retirement plan buyouts at the corporate office.

Equity in Earnings (Losses) of Affiliates. The Company’s equity in losses of affiliates for the third quarter of 2006 was $0.6 million, compared to losses of $1.0 million for the third quarter of 2005. For the first nine months of 2006, the Company’s equity in losses of affiliates totaled $1.4 million, compared to losses of $1.1 million for the same period of 2005. The Company’s affiliate investments consist of a 49% interest in BrassRing LLC and a 49% interest in Bowater Mersey Paper Company Limited.

BrassRing entered into an agreement of sale in September 2006. The Company expects to report a gain on the sale when the transaction closes later in the fourth quarter.

Other Non-Operating Income (Expense). The Company recorded other non-operating income, net, of $4.7 million for the third quarter of 2006, compared to $6.9 million in the third quarter of 2005. The third quarter 2006 non-operating income, net, includes $2.0 million in pre-tax gains related to sales of marketable securities and $2.9 million in foreign currency gains, offset by other non-operating items. The third quarter 2005 non-operating income, net, includes $8.6 million in pre-tax gains related to the sales of marketable securities, offset by foreign currency losses of $1.6 million and other non-operating items.

The Company recorded other non-operating income, net, of $38.2 million for the first nine months of 2006, compared to $10.3 million for the same period of the prior year. The 2006 non-operating income, net, includes pre-tax gains of $33.6 million related to the sales of marketable securities and foreign currency gains of $5.8 million. The 2005 non-operating income, net, is comprised of pre-tax gains of $17.1 million related to the sales of non-operating land and marketable securities, offset by foreign currency losses of $6.2 million and other non-operating items.

A summary of non-operating income (expense) for the thirty-nine weeks ended October 1, 2006 and October 2, 2005, is as follows (in millions):

	2006	2005
Gains on sale of marketable equity securities	$33.6	$12.0
Foreign currency gains (losses), net	5.8	(6.2)
Gain on sale of non-operating property	—	5.1
Impairment write-downs on cost method and other investments	(0.8)	(0.7)
Other (losses), net	(0.4)	0.1

Total	$38.2	$10.3

Net Interest Expense. The Company incurred net interest expense of $3.4 million and $12.0 million for the third quarter and first nine months of 2006, respectively, compared to $6.9 million and $18.7 million for the same periods of 2005. At October 1, 2006, the Company had $407.2 million in borrowings outstanding at an average interest rate of 5.5%.

Provision for Income Taxes. The effective tax rate for the third quarter and first nine months of 2006 was 32.9% and 36.5%, respectively, compared to 40.2% and 39.2% for the third quarter and first nine months of 2005. The decline in the 2006 effective tax rate is primarily due to lower state taxes and an increase in foreign earnings subject to lower foreign tax rates.

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

Earnings Per Share. The calculation of diluted earnings per share for the third quarter and first nine months of 2006 was based on 9,617,000 and 9,612,000 weighted average shares outstanding, respectively, compared to 9,618,000 and 9,616,000, respectively, for the third quarter and first nine months of 2005. The Company made no repurchases of its stock during the first nine months of 2006.

Financial Condition: Capital Resources and Liquidity

Acquisitions and Dispositions. In the third quarter of 2006, Kaplan acquired 3 businesses in their professional services division totaling $2.5 million. In the second quarter of 2006, Kaplan acquired two businesses in their professional and K12 learning services divisions totaling $59.7 million. These acquisitions included Tribeca, a leading education provider to the Australian financial services sector as well as SpellRead, a provider of reading and writing programs. In the first quarter of 2006, Kaplan acquired two businesses in their professional and higher education divisions; these acquisitions totaled $7.2 million. Most of the purchase price for these acquisitions has been allocated to goodwill and other intangibles on a preliminary basis.

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

In October 2006, Kaplan completed the acquisitions of two additional businesses: Aspect Education Limited, a major provider of English language instruction with schools located in the U.K., Ireland, Australia, New Zealand, Canada and the U.S; and PMBR, a nationwide provider of test preparation for the Multistate Bar Exam (MBE).

Capital expenditures. During the first nine months of 2006, the Company’s capital expenditures totaled $199.3 million. The Company estimates that its capital expenditures will be in the range of $260 million to $285 million in 2006.

Liquidity. The Company’s borrowings have declined by $21.2 million, to $407.2 million at October 1, 2006, as compared to borrowings of $428.4 million at January 1, 2006. At October 1, 2006, the Company has $321.5 million in cash and cash equivalents, compared to $215.9 million at January 1, 2006. The Company had commercial paper investments of $185.4 million and $59.2 million that are classified as “Cash and cash equivalents” in the Company’s Consolidated Balance Sheet as of October 1, 2006 and January 1, 2006, respectively.

At October 1, 2006, the Company had $407.2 million in total debt outstanding, which comprised $399.4 million of 5.5 percent unsecured notes due February 15, 2009 and $7.8 million in other debt.

During the third quarter of 2006 and 2005, the Company had average borrowings outstanding of approximately $417.5 million and $433.3 million, respectively, at average annual interest rates of approximately 5.5 percent and 5.4 percent, respectively. During the third quarter of 2006 and 2005, the Company incurred net interest expense of $3.4 million and $6.9 million, respectively.

During the first nine months of 2006 and 2005, the Company had average borrowings outstanding of approximately $422.2 million and $446.0 million, respectively, at average annual interest rates of approximately 5.5 percent and 5.4 percent, respectively. During the first nine months of 2006 and 2005, the Company incurred net interest expense of $12.0 million and $18.7 million, respectively.

At October 1, 2006 and January 1, 2006, the Company has working capital of $184.4 million and $123.6 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.

The Company expects to fund its estimated capital needs primarily through internally generated funds. In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2006.

The Washington Post implemented a voluntary early retirement program to the Mailers employees in April 2006; pre-tax charges of $1.1 million were recorded in the second quarter of 2006 in connection with this program. In the second quarter of 2006, the Company implemented a voluntary early retirement program to a large group of exempt and Guild-covered employees at The Washington Post and Corporate; the offer included an incentive payment, enhanced retirement benefits and subsidized retiree health insurance. For the nine months ended October 1, 2006, the Company recorded pre-tax charges of $49.0 million in connection with this program. Overall, 198 employees accepted voluntary early retirement offers under these two programs. The cost of these programs are largely being funded from the assets in the Company’s pension plans.

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

Except for the length and the amount of the commitments, the terms of the 2006 Credit Agreement are substantially the same as the terms of the 2005 Credit Agreement. The Company is required to pay a facility fee at an annual rate, which depends on the Company’s long-term debt ratings, of between 0.04% and 0.10% of the amount of the facility. Any borrowings are made on an unsecured basis and bear interest, at the Company’s option, at Citibank’s base rate or at a rate based on LIBOR plus an applicable margin that also depends on the Company’s long-term debt ratings. The 2006 Credit Agreement will expire on August 8, 2011, unless the Company and the banks agree prior to the second anniversary date to extend the term (which extensions cannot exceed an aggregate of two years). Any outstanding borrowings must be repaid on or prior to the final termination date. The 2006 Credit Agreement supports the issuance of the Company’s commercial paper but the Company may also draw on the facility for general corporate purposes. The 2006 Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type and, among other things, requires the Company to maintain at least $1 billion of consolidated shareholders’ equity. No borrowings are currently outstanding under the 2006 Credit Agreements.

In October 2006, Kaplan completed the acquisitions of Aspect Education Limited and PMBR, as previously discussed.

In September 2006, the cable division participated in a FCC license auction for wireless spectrum and in October 2006, the cable division completed the purchase of wireless spectrum covering 87% of homes passed in their markets, for $22.1 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in the normal course of its business due primarily to its ownership of marketable equity securities, which are subject to equity price risk; to its borrowing and cash-management activities, which are subject to interest rate risk; and to its foreign business operations, which are subject to foreign exchange rate risk. The Company’s market risk disclosures set forth in its 2005 Annual Report filed on Form 10-K have not changed significantly.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of October 1, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended October 1, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.3	By-Laws of the Company as amended and restated through September 22, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.1	Form of the Company’s 5.50% Notes due February 15, 2009, issued under the Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.2	Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.3	First Supplemental Indenture dated as of September 22, 2003, among WP Company LLC, the Company and Bank One, NA, as successor to The First National Bank of Chicago, as trustee, to the Indenture dated as of February 17, 1999, between The Washington Post Company and The First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.4	Five Year Credit Agreement, dated as of August 8, 2006, among the Company, Citibank, N.A., JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, SunTrust Bank, The Bank of New York, PNC Bank, National Association, Bank of America, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006).

11	Calculation of earnings per share of common stock.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY
(Registrant)

Date: November 6, 2006	/s/ Donald E. Graham
Donald E. Graham,
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2006	/s/ John B. Morse, Jr.
John B. Morse, Jr.,
Vice President-Finance
(Principal Financial Officer)