Form 10-K
period 2006-12-31
WASHINGTON POST CO
filed 2007-03-01
CIK 104889

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”). Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):
Large accelerated filer ☑           Accelerated filer ☐          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Aggregate market value of the Company’s voting stock held by non-affiliates on June 30, 2006, based on the closing price for the Company’s Class B Common Stock on the New York Stock Exchange on such date: approximately $4,300,000,000.

Shares of common stock outstanding at February 23, 2007:

Class A Common Stock – 1,722,250 shares
Class B Common Stock – 7,823,203 shares

Documents partially incorporated by reference:

Definitive Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders
(incorporated in Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof).

THE WASHINGTON POST COMPANY 2006 FORM 10-K

PART I
Item 1. Business.
The Washington Post Company (the “Company”) is a diversified media and education company. The Company’s Kaplan subsidiary provides a wide variety of educational services, both domestically and outside the United States. The Company’s media operations consist of newspaper publishing (principally The Washington Post), television broadcasting (through the ownership and operation of six television broadcast stations), magazine publishing (principally Newsweek) and the ownership and operation of cable television systems.
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
The Company’s operations in geographic areas outside the United States (consisting primarily of Kaplan’s foreign operations and the publication of the international editions of Newsweek) during the Company’s 2006, 2005 and 2004 fiscal years accounted for approximately 9%, 7% and 6%, respectively, of its consolidated revenues, and the identifiable assets attributable to such operations represented approximately 10%, 7% and 6% of the Company’s consolidated assets at December 31, 2006, January 1, 2006 and January 2, 2005, respectively.
Education
Kaplan, Inc., a subsidiary of the Company, provides an extensive range of educational services for children, students and professionals. Kaplan’s historical focus on test preparation has been expanded as new educational and career services businesses have been acquired or initiated. The Company divides Kaplan’s various businesses into two categories: supplemental education, which consists of the Test Preparation and Admissions Division, the Professional Division, and Kaplan Publishing; and higher education, which consists of Kaplan’s Higher Education Division and several companies that provide higher education services outside the United States.
Supplemental Education
Test Preparation and Admissions Division
Through its Test Preparation and Admissions Division, Kaplan prepares students for a broad range of admissions and licensing examinations, including the SAT, LSAT, GMAT, MCAT, GRE, and nursing and medical boards. This business can be subdivided into four categories: K–12 (serving schools and school districts seeking assistance in improving student performance using print- and computer-based supplemental programs, preparing students for state assessment tests and for the SAT and ACT, providing curriculum consulting services and providing professional training for teachers); Graduate and Pre-College (serving high school and college students and professionals, primarily with preparation for admissions tests to college and to graduate, medical and law schools); Medical (serving medical professionals preparing for licensing exams); and English Language Training (serving foreign students and professionals wishing to study or work in English-speaking countries). Many of this division’s test preparation courses have been available to students via the Internet since 1999. During 2006 these businesses within the Test Preparation and Admissions Division provided courses to over 300,000 students (including over 85,000 enrolled in online programs) and provided courses at 160 permanent centers located throughout the United States and in Canada, Puerto Rico, Mexico, London and Paris. In addition, Kaplan licenses material for certain of its test preparation courses to third parties who during 2006 offered courses at 39 locations in 14 foreign countries. The Test Preparation and Admissions Division also develops educational software for the K–12, graduate and English-as-a-second-language markets which is sold through an arrangement with a third party that is responsible for production and distribution. This Division also produces a college newsstand guide in conjunction with Newsweek.
The Test Preparation and Admissions Division also includes The Kidum Group, which is a provider of preparation courses for Israeli high school graduation and university admissions exams and English-as-a-second-language courses in Israel. During 2006 The Kidum Group provided courses to over 40,000 students at 50 permanent centers located throughout Israel.
2006 FORM 10-K

In June 2006 this Division acquired SpellRead, which offers a sound-based reading intervention program for students from elementary through high school that has been adopted by school districts in several states. Since the acquisition, the SpellRead program has been used with more than 3,000 students.
The Test Preparation and Admissions Division acquired PMBR in October 2006. PMBR provides classroom-based test preparation courses and also sells study materials for the multi-state section of state bar exams. The multi-state exam is included as a part of most state bar exams and tests the exam taker’s knowledge of fundamental legal principles that apply throughout the United States. In 2006 PMBR provided courses to over 30,000 students.
Also in October 2006 the Test Preparation and Admissions Division acquired Aspect Education Limited. Aspect, which is headquartered in the U.K., provides English-language training as well as academic preparation programs, principally for students wishing to study or travel in North America, Europe or Australia. Aspect currently operates 19 schools located in the U.K., Ireland, Australia, New Zealand, Canada and the U.S., and provided courses to more than 25,000 students during 2006. Over time, Kaplan plans to combine Aspect’s business with the Test Preparation and Admissions Division’s existing English-language training operations.
The Test Preparation and Admissions Division also includes the Score! Educational Centers. Score! offers computer-based learning and individualized tutoring for children from pre–K through the 10th grade. In 2006 this business provided after-school educational services through 161 dedicated Score! centers located throughout the United States to more than 75,000 students.
Professional Division
In the United States, Kaplan’s Professional Division offers continuing education, certification, licensing, exam preparation and professional development to corporations and to individuals seeking to advance their careers in a variety of disciplines. This division includes Kaplan Financial, a provider of continuing education and test preparation courses for financial services and insurance industry professionals; The Schweser Study Program, a provider of test preparation courses for the Chartered Financial Analyst and Financial Risk Manager examinations; Kaplan CPA, which offers test preparation courses for the Certified Public Accounting Exam; Kaplan Professional Schools, a provider of courses for real estate, financial services and home inspection licensing examinations as well as continuing education in those areas; Kaplan Professional Publishing (formerly known as Dearborn Publishing), which provides printed and online materials that help individuals satisfy state pre-licensing and continuing education requirements and prepare for state licensing examinations in the real estate, architecture, home inspection, engineering and construction industries; and Kaplan IT, which offers online test preparation courses for technical certifications in the information technology industry as well as training, software consultancy and related products to a broad range of industries. The courses offered by Kaplan’s Professional Division are provided in various formats (including classroom-based instruction, online programs, printed study guides, in-house training and audio CDs) and at a wide range of per-course prices. During 2006 this division sold approximately 600,000 courses and separately priced course components to students in the United States (who in some subject areas typically purchase more than one course component offered by the Division). In 2006 the Professional Division discontinued its Perfect Access Speer business, which provided software consulting and software training products, primarily to the legal profession.
Internationally, the Professional Division’s largest business in terms of revenue is FTC Kaplan Limited (“FTC”), a U.K.-based provider of training and test preparation services for accounting and financial services professionals. In 2006 FTC provided courses to over 44,000 students. Headquartered in London, FTC has 23 training centers around the United Kingdom as well as operations in Hong Kong, Shanghai and Singapore.
Kaplan’s Professional Division acquired Hong Kong Putonghua Vocational School (“HKPVS”)in February 2006. HKPVS provides Mandarin-language training to students in Hong Kong (principally Cantonese-speaking Chinese wishing to learn Mandarin) and also offers test preparation courses for the Chinese Proficiency Test, which is a standardized examination that assesses Mandarin-language proficiency. HKPVS has seven centers in Hong Kong and at the end of 2006 was serving more than 10,000 students.
In May 2006 the Professional Division acquired Tribeca Learning Limited. Tribeca, which is headquartered in Sydney, Australia, provides accredited education and professional development courses to financial institutions and individuals in the Australian financial planning, brokerage, accounting and real estate industries. During 2006 Tribeca provided courses to over 10,000 students through classroom programs and to over 60,000 students through distance-learning programs.
Kaplan Publishing
Kaplan Publishing publishes a variety of business and educational books. Until May 2006 this unit’s titles were co-published with Simon & Schuster, but in June 2006 Kaplan established a separate business unit for most of its U.S. publishing

THE WASHINGTON POST COMPANY

operations and Kaplan Publishing became the sole publisher of all of the titles that Simon & Schuster previously co-published. Kaplan Publishing currently publishes over 470 books, including more than 150 titles in the areas of test preparation and admissions, and more than 300 general business titles (most of which had previously been published by a business unit in Kaplan’s Professional Division) in subject areas such as sales and marketing, personal finance, entrepreneurship, investing in real estate and leadership.
Higher Education
Higher Education Division
Kaplan’s Higher Education Division currently consists of 74 schools in 22 states that provide classroom-based instruction and two institutions that specialize in distance education. The schools providing classroom-based instruction offer a variety of bachelor degree, associate degree and diploma programs primarily in the fields of healthcare, business, paralegal studies, information technology, criminal justice and fashion and design. These schools were serving more than 35,000 students at year-end 2006 (which total includes the classroom-based programs of Kaplan University), with approximately 50% of such students enrolled in accredited bachelor or associate degree programs. Each of these schools has its own accreditation from one of several regional or national accrediting agencies recognized by the U.S. Department of Education. The institutions that specialize in distance education are Kaplan University and Concord Law School. Kaplan University offers various master degree, bachelor degree, associate degree and certificate programs, principally in the fields of management, criminal justice, paralegal studies, information technology, financial planning, nursing and education, and is accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools. Most of Kaplan University’s programs are offered online while others are offered in a traditional classroom format at the school’s Davenport, Iowa campus. At year-end 2006, Kaplan University had approximately 27,600 students enrolled in online programs. Concord Law School, the nation’s first online law school, offers Juris Doctor and Executive Juris Doctor degrees wholly online (the Executive Juris Doctor degree program is designed for individuals who do not intend to practice law). At year-end 2006, approximately 1,300 students were enrolled at Concord. Concord is accredited by the Accrediting Commission of the Distance Education and Training Council and has received operating approval from the California Bureau of Private Post-Secondary and Vocational Education. Concord also has complied with the registration requirements of the State Bar of California; graduates are, therefore, able to apply for admission to the California Bar. The College for Professional Studies, which offered bachelor and associate degree and diploma correspondence programs in the fields of legal nurse consulting, paralegal studies and criminal justice, discontinued operations at the end of 2006.
Dublin Business School
Dublin Business School (“DBS”) is an undergraduate and graduate institution located in Dublin, Ireland. DBS offers various undergraduate and graduate degree programs in business and the liberal arts. At year-end 2006, DBS was providing courses to approximately 4,500 students.
Asia Pacific Management Institute
Asia Pacific Management Institute (“APMI”), which is headquartered in Singapore and has a satellite location in Hong Kong, provides students with the opportunity to earn undergraduate and graduate degrees, principally in business-related subjects, offered by affiliated educational institutions in Australia, the United Kingdom and the United States. APMI also offers pre-university and diploma programs. APMI had more than 4,400 students enrolled at year-end 2006.
Holborn College
Holborn College is located in London and offers various pre-university, undergraduate, post-graduate and professional programs, primarily in law and business, with its students receiving degrees from affiliated universities in the United Kingdom. Most of Holborn’s students come from outside the United Kingdom and the European Union. At year-end 2006, Holborn was providing courses to approximately 2,400 students.
Student Visas for Study in the U.S.
One of the ways a foreign national wishing to enter the United States to study may do so is to obtain an F-1 student visa. For many years, most of Kaplan’s Test Preparation and Admissions Division centers in the United States have been authorized by what is now the U.S. Citizenship and Immigration Services (the “USCIS”) to issue certificates of eligibility to prospective students to assist them in applying for F-1 visas through a U.S. Embassy or Consulate. Under an administrative program that became effective early in 2003, educational institutions are required to report electronically to the USCIS specified enrollment, departure and other information about the F-1 students to whom they have issued certificates of
2006 FORM 10-K

eligibility. Kaplan has certified 137 of its U.S. Test Preparation and Admissions Division centers to participate in this program, and Kaplan’s Aspect Education unit has seven locations certified to participate in this program. During 2006 students holding F-1 visas accounted for approximately 4.7% of the enrollment at Kaplan’s Test Preparation and Admissions Division and an insignificant number of students at Kaplan’s Higher Education Division.
Title IV Federal Student Financial Aid Programs
Funds provided under the student financial aid programs that have been created under Title IV of the Higher Education Act of 1965, as amended, historically have been responsible for a majority of the net revenues of the schools in Kaplan’s Higher Education Division, accounting, for example, for approximately $580 million of the revenues of such schools for the Company’s 2006 fiscal year. The significant role of Title IV funding in the operations of these schools is expected to continue.
Title IV programs encompass various forms of student loans with the funds being provided either by the federal government itself or by private financial institutions with a federal guaranty protecting the institutions against the risk of default. In some cases the federal government pays part of the interest expense. Other Title IV programs offer non-repayable grants. Subsidized loans and grants are only available to students who can demonstrate financial need. During 2006 approximately 74% of the Title IV funds received by the schools in Kaplan’s Higher Education Division came from student loans and approximately 26% of such funds came from grants.
To maintain Title IV eligibility a school must comply with extensive statutory and regulatory requirements relating to its financial aid management, educational programs, financial strength, recruiting practices and various other matters. Among other things, the school must be licensed or otherwise authorized to offer its educational programs by the appropriate governmental body in the state or states in which it is located, be accredited by an accrediting agency recognized by the U.S. Department of Education (the “Department of Education”) and enter into a program participation agreement with the Department of Education.
A school may lose its eligibility to participate in Title IV programs if student defaults on the repayment of Title IV loans exceed specified default rates (referred to as “cohort default rates”). A school whose cohort default rate exceeds 40% for any single year may have its eligibility to participate in Title IV programs limited, suspended or terminated at the discretion of the Department of Education. A school whose cohort default rate equals or exceeds 25% for three consecutive years will automatically lose its Title IV eligibility for at least two years unless the school can demonstrate exceptional circumstances justifying its continued eligibility. Pursuant to another program requirement, any for-profit post-secondary institution (a category that includes all of the schools in Kaplan’s Higher Education Division) will lose its Title IV eligibility for at least one year if more than 90% of that institution’s receipts for any fiscal year are derived from Title IV programs.
Until July 1, 2006, the Title IV program regulations also provided that not more than 50% of an eligible institution’s courses could be provided online and that, in some cases, not more than 50% of an eligible institution’s students could be enrolled in online courses. Those regulations also imposed certain other requirements intended to insure that individual programs (including online programs) eligible for Title IV funding include minimum amounts of instructional activity. However, Kaplan University was a participant in the Distance Education Demonstration Program of the Department of Education and as a result was exempt from the foregoing requirements through June 30, 2006. Legislation enacted in February 2006 repealed the 50% rules described above effective July 1, 2006, for institutions like Kaplan University whose online programs are approved by an accrediting agency recognized by the Department of Education for that purpose.
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
Pursuant to Title IV program regulations, a school that undergoes a change in control must be reviewed and recertified by the Department of Education. Certifications obtained following a change in control are granted on a provisional basis that permits the school to continue participating in Title IV programs but provides fewer procedural protections if the Department of Education asserts a material violation of Title IV requirements. In accordance with Department of Education regulations, a number of the schools in Kaplan’s Higher Education Division are combined into groups of two or more schools for the purpose of determining compliance with Title IV requirements. Including schools that are not combined with other schools for that purpose, the Higher Education Division has 39 Title IV reporting units; of these, 11 reporting units have been provisionally certified, while the remaining 28 are fully certified.

THE WASHINGTON POST COMPANY

If the Department of Education were to find that one reporting unit in Kaplan’s Higher Education Division had failed to comply with any applicable Title IV requirement and as a result limited, suspended or terminated the Title IV eligibility of the school or schools in that reporting unit, that action normally would not affect the Title IV eligibility of the schools in other reporting units that had continued to comply with Title IV requirements. The largest Title IV reporting unit in the Higher Education Division in terms of revenue is Kaplan University, which accounted for approximately 33% of the Title IV funds received by the Division in 2006. For the most recent year for which data are available from the Department of Education, the cohort default rate for the Title IV reporting units in Kaplan’s Higher Education Division averaged 10.5%, and no reporting unit had a cohort default rate of 25% or more. In 2006 those reporting units derived an average of less than 81% of their receipts from Title IV programs, with no unit deriving more than 88% of its receipts from such programs.
No proceeding by the Department of Education is currently pending to fine any Kaplan school for a failure to comply with any Title IV requirement, or to limit, suspend or terminate the Title IV eligibility of any Kaplan school. As noted previously, to remain eligible to participate in Title IV programs a school must maintain its accreditation by an accrediting agency recognized by the Department of Education. In December 2006 four schools in one Title IV reporting unit received notice that their accreditor did not intend to renew the schools’ accreditation due to the failure to meet certain completion and placement requirements. The schools have appealed that determination and expect a decision on the appeal in April 2007. In addition, another Kaplan school has an unresolved show cause order issued against it by its accrediting agency. Such orders are issued when an accrediting agency is concerned that an institution may be out of compliance with one or more applicable accrediting standards, and gives the institution an opportunity to respond before any further action is taken. The institution may be able to demonstrate that the concern is unfounded, that the necessary corrective action has already been taken or that it has implemented an ongoing program that will resolve the concern. The agency may then vacate the order or continue the order pending the receipt of additional information or the achievement of specified objectives. If the agency’s concerns are not resolved to its satisfaction, it may then withdraw the institution’s accreditation. The aforementioned schools collectively accounted for approximately 3.5% of the Title IV funds received in 2006 by the schools in Kaplan’s Higher Education Division and on a combined basis incurred on operating loss in that year.
No assurance can be given that the Kaplan schools currently participating in Title IV programs will maintain their Title IV eligibility in the future or that the Department of Education might not successfully assert that one or more of such schools have previously failed to comply with Title IV requirements.
All of the Title IV financial aid programs are subject to periodic legislative review and reauthorization. In addition, while Congress historically has not limited the amount of funding available for the various Title IV student loan programs, the availability of funding for the Title IV programs that provide for the payment of grants is wholly contingent upon the outcome of the annual federal appropriations process.
Whether as a result of changes in the laws and regulations governing Title IV programs, a reduction in Title IV program funding levels or a failure of schools included in Kaplan’s Higher Education Division to maintain eligibility to participate in Title IV programs, a material reduction in the amount of Title IV financial assistance available to the students of those schools would have a significant negative impact on Kaplan’s operating results. In addition, any development that has the effect of making the terms on which Title IV financial assistance is made available materially less attractive could also adversely effect Kaplan’s operating results.
Newspaper Publishing
The Washington Post
WP Company LLC (“WP Company”), a subsidiary of the Company, publishes The Washington Post, which is a morning daily and Sunday newspaper primarily distributed by home delivery in the Washington, D.C. metropolitan area, including large portions of Maryland and northern Virginia.
The following table shows the average paid daily (including Saturday) and Sunday circulation of The Post for the 12-month periods ended September 30 in each of the last five years, as reported by the Audit Bureau of Circulations (“ABC”) for the years 2002–2005 and as estimated by The Post for the 12-month period ended October 1, 2006
2006 FORM 10-K

(for which period ABC had not completed its audit as of the date of this report) from the semiannual publisher’s statements submitted to ABC for the six-month periods ended April 2, 2006 and October 1, 2006:

	Average Paid Circulation

	Daily	Sunday

2002	767,843	1,058,458
2003	749,323	1,035,204
2004	729,068	1,016,163
2005	706,105	983,243
2006	681,187	945,651
In The Post’s primary circulation territory (which accounts for more than 90% of its daily and Sunday circulation and consists of Washington, D.C. and communities generally within a 50-mile radius from the city but excluding Baltimore City and its northern and eastern suburbs), the newsstand price for the daily newspaper has been $0.35 since 2002 and the newsstand price for the Sunday newspaper has been $1.50 since 1992, while the rate charged for each four-week period for home-delivered copies of the daily and Sunday newspaper has been $14.40 since 2004 and the corresponding rate charged for Sunday-only home delivery has been $6.00 since 1991. The same rates prevailed outside of The Post’s primary circulation territory until the third quarter of 2006 when The Post raised its newsstand prices and home-delivery rates for such sales. Newsstand prices for sales outside the primary circulation territory were increased to $0.50 for the daily newspaper and $2.00 for the Sunday newspaper, while home-delivery rates for each four-week period increased to $20.00 for the daily and Sunday newspaper and $8.00 for the Sunday newspaper only.
General advertising rates were increased by an average of approximately 4.5% on January 1, 2006 and by additional amounts on January 1, 2007 that WP Company estimates will average approximately 4.0%. Rates for most categories of classified and retail advertising were increased by an average of approximately 3.4% on February 1, 2006 and by additional amounts on February 1, 2007 that WP Company estimates will average approximately 3.2%.*
The following table sets forth The Post’s advertising inches (excluding preprints) and number of preprints for the past five years:

	2002	2003	2004	2005	2006

Total Inches (in thousands)	2,657	2,675	2,726	2,661	2,613
Full-Run Inches	2,180	2,121	2,120	1,941	1,838
Part-Run Inches	477	554	606	720	775
Preprints (in millions)	1,656	1,835	1,887	1,833	1,828
WP Company also publishes The Washington Post National Weekly Edition, a tabloid that contains selected articles and features from The Washington Post edited for a national audience. The National Weekly Edition has a basic subscription price of $78 per year and is delivered by second-class mail to approximately 31,000 subscribers.
The Post has about 625 full-time editors, reporters and photographers on its staff; draws upon the news reporting facilities of the major wire services; and maintains correspondents in 17 news centers abroad and in New York City; Los Angeles; Chicago; Miami; Austin, Texas; and Seattle, Washington. The Post also maintains reporters in 11 local news bureaus.
Since March 30, 2006, WP Company has provided weekday programming content, including interviews and news coverage featuring writers, editors and columnists from The Post, for distribution by Bonneville International Corporation on two of Bonneville’s radio stations in the D.C. market (WTWP on 1500 AM and 107.7 FM). In return, WP Company receives a programming and license fee and a right to share in certain of the stations’ revenues.
Express Publications
Express Publications Company, LLC (“Express Publications”), another subsidiary of the Company, publishes a weekday tabloid newspaper named Express, which is distributed free of charge using hawkers and news boxes near Metro stations and in other locations in Washington, D.C. and nearby suburbs with heavy daytime sidewalk traffic. A typical edition of Express is 45 to 60 pages long and contains short news, entertainment and sports stories, as well as both classified and display advertising. Current daily circulation is approximately 185,000 copies. Express relies primarily on wire service and syndicated content and is edited by a full-time newsroom staff of 21. Advertising sales, production and certain other

*	The percentages set forth in this paragraph were calculated from The Post’s published non-discounted advertising rates. However most advertisers qualify for multiple-insertion and other discounts and the demand for advertising varies over time so those percentages may not accurately reflect the actual revenue impact of year-over-year rate changes.

THE WASHINGTON POST COMPANY

services for Express are provided by WP Company. The Express newsroom also produces a website, www.readexpress.com, which features entertainment and lifestyle coverage from the print edition.
Washingtonpost.Newsweek Interactive
Washingtonpost.Newsweek Interactive Company, LLC (“WPNI”) develops news and information products for electronic distribution. Since 1996 this subsidiary of the Company has produced washingtonpost.com, an Internet site that currently features the full editorial text of The Washington Post and most of The Post’s classified advertising, as well as original content created by WPNI’s staff, blogs written by Post reporters and others, interactive discussions hosted by Post reporters and outside subject experts, user-posted comments and content obtained from other sources. As measured by WPNI, this site averaged more than 220 million page views per month during 2006. The washingtonpost.com site also features extensive information about activities, groups and businesses in the Washington, D.C. area, including an arts and entertainment section and news sections focusing on politics and on technology businesses and related policy issues. This site has developed a substantial audience of users who are outside of the Washington, D.C. area, and WPNI believes that approximately 85% of the unique users who access the site each month are in that category. WPNI requires most users accessing the washingtonpost.com site to register and provide their year of birth, gender, zip code, job title and the type of industry in which they work. The resulting information helps WPNI provide online advertisers with opportunities to target specific geographic areas and demographic groups. WPNI also offers registered users the option of receiving various e-mail newsletters that cover specific topics, including political news and analysis, personal technology and entertainment.
WPNI also produces the Newsweek website, which was launched in 1998 and contains editorial content from the print edition of Newsweek as well as daily news updates and analysis, photo galleries, web guides and other features. In 2005 WPNI assumed responsibility for the production of the Budget Travel magazine website and relaunched it as BudgetTravelOnline.com. This site contains editorial content from Arthur Frommer’s Budget Travel magazine and other sources.
In 2005 WPNI purchased Slate, an online magazine that was founded by Microsoft Corporation in 1996. Slate features articles analyzing news, politics and contemporary culture and adds new material on a daily basis. Content is supplied by the magazine’s own editorial staff as well as by independent contributors.
Since September 2006 WPNI has provided content from washingtonpost.com and the Slate and Newsweek websites specially formatted to be downloaded and displayed on web-enabled cell phones and other personal digital devices.
WPNI holds a 16.5% equity interest in Classified Ventures LLC, a company formed in 1997 to compete in the business of providing online classified advertising databases for cars, apartment rentals and residential real estate. The other owners are Tribune Company, The McClatchy Company, Gannett Co., Inc. and Belo Corp. Listings for these databases come from print and online-only sales of classified ads by the newspaper and online sales staffs of the various owners as well as from sales made by Classified Ventures’ own sales staff. The washingtonpost.com site provides links to the Classified Ventures’ national car and apartment rental websites (www.cars.com and www.apartments.com). WPNI uses software from Classified Ventures to host washingtonpost.com’s online listing of residential real estate for sale in the greater Washington, D.C. area, and Classified Ventures consolidates the local listings of its various owners into a national residential real estate website (www.homescape.com).
Under an agreement signed in 2000 and amended in 2003, WPNI and several other business units of the Company have been sharing certain news material and promotional resources with NBC News and MSNBC. Among other things, under this agreement the Newsweek website is a feature on MSNBC.com, and MSNBC.com is being provided access to certain content from The Washington Post. Similarly, washingtonpost.com is being provided access to certain MSNBC.com multimedia content. Unless extended by the parties, this agreement will expire in July 2007.
Post-Newsweek Media
The Company’s Post-Newsweek Media, Inc. subsidiary publishes two weekly paid-circulation, three twice-weekly paid-circulation and 34 controlled-circulation weekly community newspapers. This subsidiary’s newspapers are divided into two groups: The Gazette Newspapers, which circulate in Montgomery, Prince George’s and Frederick Counties and in parts of Carroll County, Maryland; and Southern Maryland Newspapers, which circulate in southern Prince George’s County and in Charles, St. Mary’s and Calvert Counties, Maryland. During 2006 these newspapers had a combined average circulation of approximately 660,000 copies. This division also produces military newspapers (most of which are weekly) under agreements where editorial material is supplied by local military bases; in 2006 the 12 military newspapers produced by this division had a combined average circulation of more than 125,000 copies.
2006 FORM 10-K

The Gazette Newspapers have a companion website (www.gazette.net) that includes editorial material and classified advertising from the print newspapers. The military newspapers produced by this division are supported by a website (www.dcmilitary.com) that includes base guides and other features, as well as articles from the print newspapers. Each website also contains display advertising that is sold specifically for the site.
The Gazette Newspapers and Southern Maryland Newspapers together employ approximately 170 editors, reporters and photographers.
This division also operates a commercial printing business in suburban Maryland.
The Herald
The Company owns The Daily Herald Company, publisher of The Herald in Everett, Washington, about 30 miles north of Seattle. The Herald is published mornings seven days a week and is primarily distributed by home delivery in Snohomish County. The Daily Herald Company also provides commercial printing services and publishes four controlled-circulation weekly community newspapers (collectively known as The Enterprise Newspapers) that are distributed by home delivery in south Snohomish and north King Counties. In April 2006 The Daily Herald Company began publishing La Raza del Noroeste, a weekly Spanish-language newspaper that is distributed free of charge in over 600 retail locations in Snohomish, King, Skagit and northern Pierce Counties.
The Herald’s average paid circulation as reported to ABC for the 12 months ended September 30, 2006 was 49,847 daily (including Saturday) and 55,157 Sunday. The aggregate average weekly circulation of The Enterprise Newspapers during the 12-month period ended December 31, 2006 was approximately 74,000 copies. The current weekly circulation of La Raza del Noroeste is approximately 25,000 copies.
The Herald, The Enterprise Newspapers and La Raza together employ approximately 80 editors, reporters and photographers.
Greater Washington Publishing
The Company’s Greater Washington Publishing, Inc. subsidiary publishes several free-circulation advertising periodicals that have little or no editorial content and are distributed in the greater Washington, D.C. metropolitan area using sidewalk distribution boxes. Greater Washington Publishing’s two largest periodicals of that kind are The Washington Post Apartment Showcase, which is published monthly and has an average circulation of about 52,000 copies, and New Homes Guide, which is published six times a year and has an average circulation of about 84,000 copies. Greater Washington Publishing also produces Washington Spaces, a luxury home and design magazine featuring photographic layouts of visually appealing homes in the greater Washington, D.C. area. Washington Spaces, which is distributed by mail (principally on a controlled-circulation basis) and through newsstand sales, is published six times a year and has an average circulation of approximately 75,000 copies.
El Tiempo Latino
El Tiempo Latino LLC, another subsidiary of the Company, publishes El Tiempo Latino, a weekly Spanish-language newspaper that is distributed free of charge in northern Virginia, suburban Maryland and Washington, D.C. using sidewalk news boxes and retail locations that provide space for distribution. El Tiempo Latino provides a mix of local, national and international news together with sports and community-events coverage and has a current circulation of approximately 60,000 copies. Employees of the newspaper handle advertising sales as well as pre-press production, and content is provided by a combination of wire service copy, contributions from freelance writers and photographers and stories produced by the newspaper’s own editorial staff.
Television Broadcasting
Through subsidiaries, the Company owns six VHF television stations located in Houston, Texas; Detroit, Michigan; Miami, Florida; Orlando, Florida; San Antonio, Texas; and Jacksonville, Florida; which are, respectively, the 10th, 11th, 16th, 19th, 37th and 50th largest broadcasting markets in the United States.
Five of the Company’s television stations are affiliated with one or another of the major national networks. The Company’s Jacksonville station, WJXT, has operated as an independent station since 2002.

THE WASHINGTON POST COMPANY

The Company’s 2006 net operating revenues from national and local television advertising and network compensation were as follows:

National	$133,367,000
Local	206,145,000
Network	13,210,000

Total	$352,722,000

The following table sets forth certain information with respect to each of the Company’s television stations:

Station Location and				Expiration	Total Commercial Stations in
Year Commercial	National		Expiration	Date of	DMA(b)
Operation	Market	Network	Date of FCC	Network
Commenced	Ranking(a)	Affiliation	License	Agreement	Allocated	Operating

KPRC	10th	NBC	Aug. 1,	Dec. 31,	VHF-3	VHF-3
Houston, Tx			2006(c)	2011	UHF-11	UHF-11
1949

WDIV	11th	NBC	Oct. 1,	Dec. 31,	VHF-4	VHF-4
Detroit, Mich			2005(c)	2011	UHF-6	UHF-5
1947

WPLG	16th	ABC	Feb. 1,	Dec. 31,	VHF-5	VHF-5
Miami, Fla			2005(c)	2009	UHF-8	UHF-8
1961

WKMG	19th	CBS	Feb. 1,	Apr. 6,	VHF-3	VHF-3
Orlando, Fla			2013	2015	UHF-10	UHF-9
1954

KSAT	37th	ABC	Aug. 1,	Dec. 31,	VHF-4	VHF-4
San Antonio, Tx			2006(c)	2009	UHF-6	UHF-6
1957

WJXT	50th	None	Feb. 1,	—	VHF-2	VHF-2
Jacksonville, Fla			2013		UHF-6	UHF-5
1947

(a)	Source: 2006/2007 DMA Market Rankings, Nielsen Media Research, Fall 2006, based on television homes in DMA (see note (b) below).

(b)	Designated Market Area (“DMA”) is a market designation of A.C. Nielsen which defines each television market exclusive of another, based on measured viewing patterns. References to stations that are operating in each market are to stations that are broadcasting analog signals. However most of the stations in these markets are also engaged in digital broadcasting using the FCC-assigned channels for DTV operations.

(c)	The Company has filed timely applications to renew the FCC licenses of KPRC, WDIV, WPLG and KSAT, and such filings extend the effectiveness of each station’s existing license until the renewal application is acted upon.
The Company’s Detroit, Houston and Miami stations each commenced digital television (“DTV”) broadcast operations in 1999, while the Company’s Orlando station commenced such operations in 2001. The Company’s two other stations (San Antonio and Jacksonville) began DTV broadcast operations in 2002.
All of the Company’s television stations either are or in 2007 will be engaged in some form of DTV multicasting. In 2006 the Company’s two NBC affiliates (KPRC and WDIV) began multicasting the NBC Weather Plus Network, which is a 24-hour channel jointly owned by NBC and participating NBC affiliates that provides both national and local weather information using a combination of text and graphics with periodic forecasts provided by an on-air reporter. In April 2007 the Company expects KPRC, WPLG, WKMG and KSAT to begin multicasting LATV, a 24-hour entertainment and lifestyle network targeting bilingual Latino youth.
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
2006 FORM 10-K

equipment used by stations; and adopts and implements various regulations and policies that directly or indirectly affect the ownership, operations and profitability of broadcasting stations.
Each of the Company’s television stations holds an FCC license which is renewable upon application for an eight-year period.
The FCC formally approved DTV technical standards in 1996. DTV is a flexible system that permits broadcasters to utilize a single digital channel in various ways, including providing one channel of high-definition television (“HDTV”) programming with greatly enhanced image and sound quality and one or more channels of lower-definition television programming (“multicasting”), and that also is capable of accommodating subscription video and data services. Broadcasters may offer a combination of services as long as they transmit at least one stream of free video programming on the DTV channel. The FCC assigned to each existing full-power television station (including each station owned by the Company) a second channel to implement DTV while analog television operations are continued on that station’s analog channel. Although in some cases a station’s DTV channel may only permit operation over a smaller geographic service area than that available using its analog channel, the FCC’s stated goal in assigning channels was to provide stations with DTV service areas that are generally consistent with their analog service areas. Pursuant to legislation enacted in February 2006, station owners will generally be required to surrender one of their channels in February 2009 and thereafter provide service solely in the DTV format.
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
In September 2004 the FCC established certain rules for the DTV operations of low-power television stations. Among other things, the FCC decided to allow certain low-power television stations to use a second channel for DTV operations while continuing analog operations on their existing channel. Although the FCC decided that low-power television stations must accept interference from and avoid interference to full-power broadcasters on their second channels, the use of second channels by low-power television stations could cause additional interference to the signals of full-power stations. The FCC also decided that low-power television stations may convert to digital operations on their current analog channels, which might in some circumstances cause additional interference to the signals of full-power stations and limit the ability of full-power stations to modify their analog or DTV transmission facilities. The FCC is currently processing applications for low-power DTV licenses.
The FCC has a policy of reviewing its DTV rules every two years to determine whether those rules need to be adjusted in light of new developments. In September 2004 the FCC issued an order concerning the second periodic review of its DTV rules. This review broadly examined the rules and policies governing broadcasters’ DTV operations, including interference protection rules and various operating requirements. In that order the FCC established procedures for stations to elect the channel on which they will operate after the transition to digital television is complete. Stations had the option to choose between their current analog channel and current DTV channel, provided that those channels are between channels 2 and 51. All of the Company’s TV stations except WKMG have two channels that are within this range, and they have accordingly elected to operate on either their existing analog or digital channel. In WKMG’s case, only its analog channel is within this range and, because of technical issues related to its analog channel, WKMG requested and in May 2006 received from the FCC another channel allotment between channels 2 and 51 to use as its DTV channel when all-digital operations commence. All channel elections are subject to final FCC approval in a rulemaking proceeding that began in October 2006.
The FCC has received comments in long-pending proceedings to determine what public interest obligations should apply to broadcasters’ DTV operations. Among other things, the FCC has asked whether it should require broadcasters to provide free time to political candidates, increase the amount of programming intended to meet the needs of minorities and women, and increase communication with the public regarding programming decisions. In November 2006 the FCC established new obligations concerning children’s programming by digital television broadcasters (although some new obligations apply to the analog signals as well). Among other things, beginning in January 2007 the FCC required stations to air three hours of “core” children’s programming on their primary digital video stream and additional core children’s programming if they also broadcast free multicast video streams and to limit the type of advertising that may be broadcast during programming intended for young children.
Effective January 1, 2006, the FCC increased the amount of programming aired on broadcast stations that must contain closed captioning. As of that date, all programming aired between 6 a.m. and 2 a.m. must be captioned unless the

THE WASHINGTON POST COMPANY

programming or programming provider falls within one of several exemptions. Network programming is closed captioned when delivered to network affiliates for broadcast, but the cost of captioning locally originated and certain syndicated programming must be borne by the broadcast stations themselves.
Pursuant to the “must-carry” requirements of the Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”), a commercial television broadcast station may, under certain circumstances, insist on carriage of its analog signal on cable systems serving the station’s market area. Alternatively, such stations may elect, at three-year intervals that began in October 1993, to forego must-carry rights and insist instead that their signals not be carried without their prior consent pursuant to a retransmission consent agreement. Stations that elect retransmission consent may negotiate for compensation from cable systems in the form of such things as mandatory advertising purchases by the system operator, station promotional announcements on the system, and cash payments to the station. The analog signal of each of the Company’s television stations is being carried on all of the major cable systems in the stations’ respective local markets pursuant to retransmission consent agreements. The Satellite Home Viewer Improvement Act of 1999 gave commercial television stations similar rights to elect either must-carry or retransmission consent with respect to the carriage of their analog signals on direct broadcast satellite (“DBS”) systems that choose to provide “local-into-local” service (i.e., to distribute the signals of local television stations to viewers in the local market area). Stations made their first DBS carriage election in July 2001, with subsequent elections occurring at three-year intervals beginning in October 2005. The analog signal of each of the Company’s television stations (and the digital signal of most of the Company’s television stations) is being carried by DBS providers EchoStar and DirecTV on a local-into-local basis pursuant to retransmission consent agreements.
In 2001 the FCC issued an order governing the mandatory carriage of DTV signals by cable television operators. The FCC decided that, pending further inquiry, only stations that broadcast in a DTV-only mode would be entitled to mandatory carriage of their DTV signals. In February 2005 the FCC issued another order in the same proceeding affirming its earlier decision and thus declined to require cable television operators to simultaneously carry both the analog and digital signals of television broadcast stations. In the same 2005 order, the FCC affirmed an earlier decision that only a single stream of video (that is, a single channel of programming), rather than a television broadcast station’s entire DTV signal, is eligible for mandatory carriage by cable television operators. (In a pending proceeding, the FCC has sought comment on how it should apply digital signal carriage rules to DBS providers.) Thus, at present, a television station wishing to insure that cable operators carry both the analog and digital signals of the station, and all of the program streams that may be present in the station’s digital signal, can achieve those objectives only if it is able to negotiate appropriate retransmission consent agreements with cable operators. Cable operators are required to carry the portion of the DTV signal of any DTV station eligible for mandatory carriage in the same format in which the signal was originally broadcast. Thus, an HDTV video stream eligible for mandatory carriage must be carried in HDTV format by cable operators. However, it is still unclear whether cable operators will be required to insure that their set-top boxes are capable of passing DTV signals in their full definition to the consumer’s DTV receiver. As noted previously, all of the Company’s television stations are transmitting both analog and digital broadcasting signals; with the exception of WJXT, each of those stations’ digital signals are being carried on all of the major cable systems in their respective markets pursuant to retransmission consent agreements.
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
In June 2003 the FCC issued an order that modified several of its local broadcast ownership rules. In its decision, the FCC expanded the circumstances under which co-ownership of two television stations in a market is permitted, and provided that in a market with 18 or more television stations, one entity may own up to three television stations. The FCC retained, however, the requirement that a single entity may not own more than one of the top four ranked television stations in a market. Waivers of these local ownership limits would be available where a station is failing and under certain other
2006 FORM 10-K

circumstances. In addition to the changes to its local television ownership rules, the FCC liberalized its restrictions on owning a combination of radio stations, television stations, and daily newspapers in the same market, allowing, for example, one entity to own a daily newspaper and a TV station in the same market as long as there are four or more television stations in the market. The FCC’s decision to adopt these new rules, however, was appealed to the U.S. Court of Appeals for the Third Circuit, and that court stayed the effectiveness of the new rules pending the outcome of the appeal. Subsequently, in June 2004 the Third Circuit held that the FCC did not adequately justify its revised rules and remanded the case to the FCC for further proceedings. In July 2006 the FCC initiated a broad remand proceeding to reconsider the revised rules and asked for public comment on whether to revise, among other things, the numerical limits governing local television ownership. In the interim, the former local ownership and cross-ownership rules remain in effect.
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
During 2006 the FCC proposed to fine a number of television stations for programming it claimed was indecent, and it issued decisions that collectively had the effect of expanding the scope of programming that the FCC will consider to be indecent. Certain of the FCC’s indecency decisions are presently being reviewed in litigation before the U.S. Court of Appeals for the Second Circuit. Also during 2006 Congress passed the Broadcast Decency Enforcement Act of 2005, which authorized the FCC to increase the maximum monetary forfeiture for an indecency violation. Under previous law and FCC regulations, the maximum indecency penalty was $32,500 per occurrence. Although the FCC has not yet adopted regulations implementing the change, the new legislation permits the FCC to increase the penalty to $325,000 per occurrence.
In April 2006 a media watchdog group complained to the FCC about television stations including in their newscasts material provided to them at no cost by a third party without identifying the source of the material. The complaint named Company-owned station WJXT along with 76 other broadcast stations, and a second complaint by the same group named Company-owned station WKMG and 45 other stations. In August 2006 the FCC instituted an inquiry in response to these complaints. Because the Company-owned stations identified in these complaints did not receive any consideration in exchange for the material that was broadcast, the Company does not believe that the actions of those stations violated FCC rules or federal law. However it is not possible to predict what actions (if any) the FCC may take in response to these events.
The FCC is conducting proceedings dealing with various issues in addition to those described elsewhere in this section, including proposals to modify its regulations relating to the ownership and operation of cable television systems (which regulations are discussed in the section titled “Cable Television Operations”).
Depending on the respective outcomes, the various rule changes, FCC proceedings and other matters described in this section could adversely affect the profitability of the Company’s television broadcasting operations.
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
Newsweek is sold on newsstands and through subscription mail order sales derived from a number of sources, principally direct mail promotion. The basic one-year subscription price is $41.08. Most subscriptions are sold at a discount from the basic price. Newsweek’s newsstand cover price was increased to $4.50 from $3.95 effective with the May 8, 2006 issue and then was increased to $4.95 effective with the December 18, 2006 issue.

THE WASHINGTON POST COMPANY

Newsweek’s published advertising rates are based on its average weekly circulation rate base and are competitive with those of the other weekly news magazines. As is common in the magazine industry, advertising typically is sold at varying discounts from Newsweek’s published rates. Effective with the January 7, 2006 issue, Newsweek’s published national advertising rates for all categories of such advertising were increased by an average of approximately 5.0%. Beginning with the issue dated January 8, 2007, such rates were increased again, also by an average of approximately 5.0%.
Internationally, Newsweek is published in a Europe, Middle East and Africa edition; an Asia edition covering Japan, Korea and south Asia; and a Latin American edition; all of which are in the English language. Editorial copy solely of domestic interest is eliminated in the international editions and is replaced by other international, business or national coverage primarily of interest abroad. Newsweek estimates that the combined average weekly paid circulation for these English-language international editions of Newsweek in 2006 was approximately 450,000 copies.
Since 1984 a section of Newsweek articles has been included in The Bulletin, an Australian weekly news magazine which also circulates in New Zealand. A Japanese-language edition of Newsweek, Newsweek Nihon Ban, has been published in Tokyo since 1986 pursuant to an arrangement with a Japanese publishing company which translates editorial copy, sells advertising in Japan and prints and distributes the edition. Newsweek Hankuk Pan, a Korean-language edition of Newsweek, began publication in 1991 pursuant to a similar arrangement with a Korean publishing company. Newsweek en Español, a Spanish-language edition of Newsweek which has been distributed in Latin America since 1996, is currently being published under an agreement with a Mexico-based company which translates editorial copy, prints and distributes the edition and jointly sells advertising with Newsweek. Newsweek Bil Logha Al-Arabia, an Arabic-language edition of Newsweek, began publication in 2000 under a similar arrangement with a Kuwaiti publishing company. Pursuant to agreements with local subsidiaries of a German publishing company, Newsweek Polska, a Polish-language newsweekly, began publication in 2001, and Russky Newsweek, a Russian-language newsweekly, began publication in 2004. In addition to containing selected stories translated from Newsweek’s various U.S. and foreign editions, each of these magazines includes editorial content created by a staff of local reporters and editors. Under an agreement with a Hong Kong-based publisher, Newsweek Select, a Chinese-language magazine based primarily on selected content translated from Newsweek’s U.S. and international editions, has been distributed in Hong Kong since 2003 and in mainland China since 2004. Newsweek estimates that the combined average weekly paid circulation of The Bulletin insertions and the various foreign-language international editions of Newsweek was approximately 632,000 copies in 2006.
The online version of Newsweek, which includes stories from Newsweek’s print edition as well as other material, has been a co-branded feature on the MSNBC.com website since 2000. This feature is being produced by Washingtonpost.Newsweek Interactive, another subsidiary of the Company.
Arthur Frommer’s Budget Travel magazine, another Newsweek publication, was published 10 times during 2006 and had an average paid circulation of more than 600,000 copies. Budget Travel is headquartered in New York City and has its own editorial staff. This magazine’s website is also being produced by Washingtonpost.Newsweek Interactive.
PostNewsweek Tech Media
The assets of this division of Post-Newsweek Media, Inc., which published controlled-circulation trade periodicals and produced the FOSE trade show, were sold on December 22, 2006.
Cable Television Operations
At the end of 2006 the Company (through its Cable One subsidiary) provided cable service to approximately 693,500 basic video subscribers (representing about 53% of the 1,315,000 homes passed by the systems) and had in force approximately 213,900 subscriptions to digital video service and 289,000 subscriptions to cable modem service. Digital video and cable modem services are each available in markets serving virtually all of Cable One’s subscriber base. Among the digital video services offered by Cable One is the delivery of certain premium, cable network and local over-the-air channels in HDTV.
In January 2006 Cable One sold a small cable system in Idaho that had 475 basic video subscribers and passed 1,272 homes.
The Company’s cable systems are located in 19 midwestern, southern and western states and typically serve smaller communities: Thus 10 of the Company’s current systems pass fewer than 10,000 dwelling units, 33 pass 10,000-50,000 dwelling units, and 5 pass more than 50,000 dwelling units. The two largest clusters of systems (which each currently serve more than 80,000 basic video subscribers) are located on the Gulf Coast of Mississippi and in the Boise, Idaho area.
2006 FORM 10-K

The Company’s cable systems on the Gulf Coast of Mississippi continue to feel the effects of Hurricane Katrina, which hit the area in August 2005. Service has been restored in all areas that include habitable dwellings, but due to the destruction caused by the storm the number of homes passed by those systems is approximately 29,800 homes less than it was before the storm. Initially, those systems lost approximately 21,400 basic video subscribers (with comparable proportionate reductions in the number of subscriptions to other services), but at the end of 2006 basic video subscriptions were only about 9,600 subscribers below the pre-Katrina level.
Cable One began the system-by-system launch of its VoIP (digital telephone) service in May 2006 (with most of the 2006 launches occurring in the fourth quarter) and by the end of the year had approximately 2,900 digital telephone customers. The rollout of this service will continue in 2007.
In December 2006 Cable One purchased in the FCC’s Advanced Wireless Service auction approximately 20 MHz of spectrum in the 1.7 GHz and 2.1 GHz frequency bands in areas that cover more than 85% of the homes passed by Cable One’s systems. This spectrum can be used to provide a variety of advanced wireless services, including fixed and mobile high-speed Internet access using WiMAX and other digital transmission systems. Licenses for this spectrum have an initial 15-year term and 10-year renewal terms. Licensees will be required to show that they have provided substantial service by the end of the initial license term but there are no interim construction or service requirements. Cable One is evaluating how best to utilize its spectrum but has no plans to offer any wireless services in the immediate future.
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
Among other things, the Telecommunications Act of 1996 altered the preexisting regulatory environment by expanding the definition of “effective competition” (a condition that precludes any regulation of the rates charged by a cable system), terminating rate regulation for some small cable systems, and sunsetting the FCC’s authority to regulate the rates charged for optional tiers of service (which authority expired in 1999). Although the FCC has confirmed that some of the cable systems owned by the Company fall within the effective-competition exemption and the Company believes that other of its systems may also qualify for that exemption, monthly subscription rates charged by many of the Company’s cable systems for the basic tier of cable service, as well as rates charged for equipment rentals and service calls, are still subject to regulation by municipalities, subject to procedures and criteria established by the FCC. However, rates charged by cable television systems for tiers of service other than the basic tier, for pay-per-view and per-channel premium program services, for digital video and cable modem services, and for advertising are all currently exempt from regulation.
As previously discussed in the section titled “Television Broadcasting,” under the “must-carry” requirements of the 1992 Cable Act, a commercial television broadcast station may, subject to certain limitations, insist on carriage of its signal on

THE WASHINGTON POST COMPANY

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
Also as explained in that section, at three-year intervals beginning in October 1993 commercial broadcasters have had the right to forego must-carry rights and insist instead that their signals not be carried by cable systems without their prior consent. Under legislation enacted in 1999, Congress barred broadcasters from entering into exclusive retransmission consent agreements through 2006. In November 2004 Congress extended the ban on exclusive retransmission consent agreements until the end of 2010. The Company’s cable systems are currently carrying all of the stations that insisted on retransmission consent. In doing so, no agreements have been made to make cash payments for the privilege of carrying any station’s signal. However, in some cases commitments have been made to carry other program services offered by a station or an affiliated company, to purchase advertising on a station, or to provide advertising availabilities on cable to a station. In addition, broadcast stations are becoming increasingly aggressive in seeking cash payments in return for permitting cable systems to carry their signals and no assurances can be given that the Company’s cable systems will be able to avoid making such payments in the future.
As has already been noted, the FCC has determined that only television stations broadcasting in a DTV-only mode can require local cable systems to carry their DTV signals and that if a DTV signal contains multiple video streams only the “primary” stream of video, as designated by the station, is required to be carried. However the FCC is currently considering requiring local cable systems to carry all video streams included in a DTV signal. The imposition of additional must-carry obligations, either by the FCC or as a result of legislative action, could result in the Company’s cable systems being required to delete some existing programming to make room for all of the video streams included in broadcasters’ DTV signals.
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
Apart from its authority under the 1992 Cable Act and the Telecommunications Act of 1996, the FCC regulates various other aspects of cable television operations. Since 1990 cable systems have been required to black out from the distant broadcast stations they carry syndicated programs for which local stations have purchased exclusive rights and requested exclusivity. Other long-standing FCC rules require cable systems to delete under certain circumstances duplicative network programs broadcast by distant stations. The FCC also imposes certain technical standards on cable television operators, exercises the power to license various microwave and other radio facilities frequently used in cable television operations, and regulates the assignment and transfer of control of such licenses. In addition, pursuant to the Pole Attachment Act, the FCC exercises authority to disapprove unreasonable rates charged to cable operators by most telephone and power utilities for utilizing space on utility poles or in underground conduits. The FCC has adopted two separate formulas under the Pole Attachment Act: one for attachments by cable operators generally and a higher rate for attachments used to provide “telecommunications services.” However the Pole Attachment Act does not apply to poles and conduits owned by municipalities or cooperatives. Also, states can reclaim exclusive jurisdiction over the rates, terms and conditions of pole attachments by certifying to the FCC that they regulate such matters, and several states in which the Company has cable operations have so certified. A number of cable operators (including the Company’s Cable One subsidiary) are using their cable systems to provide not only television programming but also Internet access and digital telephony. In 2002 the U.S. Supreme Court held, based on a prior FCC ruling that Internet access service provided by cable operators is not a “telecommunications service,” that the lower pole attachment rates apply not only to attachments used to provide traditional cable services but also to attachments used to provide Internet access. The FCC has not yet finally determined whether digital telephony provided by cable operators is a “telecommunications service” that would trigger the higher pole attachment rates.
The Copyright Act of 1976 gives cable television systems the ability, under certain terms and conditions and assuming that any applicable retransmission consents have been obtained, to retransmit the signals of television stations pursuant to a
2006 FORM 10-K

compulsory copyright license. Those terms and conditions permit cable systems to retransmit the signals of local television stations on a royalty-free basis; however in most cases cable systems retransmitting the signals of distant stations are required to pay certain license fees set forth in the statute or established by subsequent administrative regulations. The compulsory license fees have been increased on several occasions since this Act went into effect. Direct broadcast satellite (“DBS”) operators have had a compulsory copyright license since 1988, although that license was limited to distant television signals and only permitted the delivery of the signals of distant network-affiliated stations to subscribers who could not receive an over-the-air signal of a station affiliated with the same network. However, in 1999 Congress enacted the Satellite Home Viewer Improvement Act, which created a royalty-free compulsory copyright license for DBS operators who wish to distribute the signals of local television stations to satellite subscribers in the markets served by such stations. This Act continued the limitation on importing the signals of distant network-affiliated stations contained in the original compulsory license for DBS operators. In September 2006 the U.S. Copyright Office requested comments concerning the appropriate treatment of imported digital television broadcast signals, including comments addressing the question of whether the same compulsory license fees that apply to imported analog signals should apply to imported digital signals that incorporate multiple program streams.
The Telecommunications Act of 1996 permits telephone companies to offer video programming services in areas where they provide local telephone service, and over the past decade telephone companies have pursued multiple strategies to enter the multichannel video programming delivery market. Initially, some telephone companies partnered with DBS operators to resell a DBS service to their telephone customers. Other telephone companies have obtained traditional cable franchise agreements and built their own cable systems. Verizon, the second-largest local telephone company in the country, has obtained cable franchises in a number of states and announced plans to obtain cable franchises covering most of its service territory. Verizon is using a fiber-to-the-home technology that permits it to deliver high-speed data and Internet access, voice over Internet protocol (VoIP) digital telephone service, and a variety of video services including video-on-demand. Verizon’s cable systems are regulated in a manner similar to the Company’s cable systems. AT&T (formerly SBC), on the other hand, is deploying a type of system developed by Microsoft called Internet Protocol Television (IPTV) that uses basic Internet protocol technology to deliver video programming. An IPTV system stores the video programming on a local computer server and delivers to consumers just the content they request using the last-mile copper wire that also provides conventional telephone service. AT&T has taken the position before the FCC that this new offering does not require a local franchise because AT&T is not providing a “cable service,” as that term is defined in federal law, but rather is using IPTV technology to deliver an “information service,” which by law is not subject to regulation by state and local governments. The FCC has rejected AT&T’s argument, but in June 2006 the U.S. Court of Appeals for the District of Columbia Circuit remanded that determination back to the FCC for further consideration and explanation. In the meantime, telephone companies have urged the adoption of state-wide or national franchise rules, in order to circumvent the need for local franchise approvals before they can offer video service. Beginning in 2005, a number of states (including Arizona, Kansas and Texas, which are states where the Company has cable systems) have enacted legislation that permits Verizon, AT&T and others to offer cable service within the state without obtaining local government approvals. A number of other states are considering similar legislation. State-issued franchises typically have fewer requirements than franchises granted by local governmental authorities, and in some cases the Company’s cable systems may be able to eventually receive their own state-issued franchises. Telephone companies have also asked Congress to pass legislation establishing a national franchise for certain types of video delivery systems, although the prospects for such legislation are uncertain. In addition, in December 2006 the FCC adopted rules intended to speed up the local franchising process by requiring local franchising authorities to act on franchise proposals from incumbent telephone companies within 90 days and prohibiting those authorities from imposing various requirements (such as special fees and payments) viewed by the FCC as unreasonable. All of these legislative and regulatory actions will likely have the effect of accelerating the development of duplicative cable facilities.
At various times over the last decade, the FCC has taken steps to facilitate the use of certain frequencies, notably the 2.5 GHz and 31 GHz bands, to deliver over-the-air multi-channel video programming services to subscribers in competition with cable television systems. However those services generally were not deployed in any commercially significant way. Beginning in 2004, the FCC adopted rule changes that allowed the 2.5 GHz band to be used for non-video services and permitted transmitters to be deployed in cellular patterns. With the assistance of these rule changes, the 2.5 GHz and other frequency bands (including the 1.7 GHz and 2.1 GHz bands in which the FCC auctioned spectrum in 2006) are now being adopted for the delivery of two-way broadband digital data and high-speed Internet access services capable of covering large areas. Such services are initially being provided on a fixed basis, delivering access to houses and businesses, but are expected to shortly accommodate mobile devices such as laptop computers with an appropriate wireless adapter card. These wireless networks may use a variety of advanced transmission standards, including an increasingly popular standard known as WiMAX. For example, in August 2006, Sprint Nextel Corp.

THE WASHINGTON POST COMPANY

announced its intention to use the WiMAX standard in deploying a next-generation, mobile wireless broadband network, which it estimates will reach 100 million people by the end of 2008. Also in 2006, a number of cellular telephone providers, including Verizon Wireless and Sprint, introduced or expanded subscription services that deliver full-length television programs or video clips directly to cellular telephones, although at present these services are capable of supporting only a limited number of available video streams.
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
In 2005 the U.S. Supreme Court upheld the FCC’s 2002 classification of cable modem service as an “information service.” As a result, cable modem service is not subject to the full panoply of regulations applied to “telecommunications services” or to “cable services” under the Communications Act, nor is it subject to state or local government regulation. In the wake of the Supreme Court’s decision, the FCC ruled in August 2005 that a telephone company’s offering of digital subscriber line (“DSL”) Internet access service is also an “information service.” At that time, the FCC adopted a general policy statement that the providers of cable modem and DSL services should not interfere with the use of the Internet by their customers, but it declined to adopt any specific rules in that regard. However, the FCC also initiated a rulemaking on what consumer protection requirements should apply in the context of cable modem and DSL services. That rulemaking is currently pending and its outcome is uncertain. The Company’s Cable One subsidiary currently offers Internet access on virtually all of its cable systems and is the sole Internet service provider on those systems. The Court’s decision affirming the FCC’s classification of cable modem service removes some uncertainty surrounding the Company’s ability to deliver Internet access without facing substantially increased regulatory burdens, although legislation or regulations could still be enacted or adopted that might restrict the Company’s future ability to modify the way it provides cable modem service. In particular, Congress has been considering whether to impose various “net neutrality” requirements that would limit the ability of Internet access providers to prioritize the delivery of particular types of content, applications or services over their networks.
Cable companies (including the Company’s Cable One subsidiary) and others have begun to offer telephone service using a technology known as voice over Internet protocol (VoIP) which permits users to make telephone calls over broadband communications networks including the Internet. Depending on their equipment and service provider, some VoIP subscribers can use a regular telephone (connected to an adaptor) to make and receive calls to or from anyone on the public network. The Telecommunications Act of 1996 preempts state and local regulatory barriers to the offering of telephone service by cable companies and others, and the FCC has used that federal provision to preempt specific state laws that seek to regulate VoIP. Other provisions of the 1996 Act enable a competitor such as a cable company to exchange voice and data traffic with the incumbent telephone company and to purchase certain features at reduced costs, and these provisions have enabled some cable companies to offer a competing telephone service. In 2005 the FCC ruled that a VoIP provider that enables its customers to make calls to and from persons who use the public switched telephone network must provide its customers with the same “enhanced 911” or “E911” features that traditional telephone and wireless companies are obligated to provide, and that rule was upheld by the U.S. Court of Appeals for the District of Columbia Circuit in December 2006. The FCC took another step in extending certain requirements to cable modem providers by ruling that Internet access providers and VoIP providers are subject to the requirements of the Communications Assistance for Law Enforcement Act (CALEA), which requires covered carriers and their equipment suppliers to deploy equipment that law enforcement can readily access for lawful wiretap purposes. Those requirements go into effect on
2006 FORM 10-K

May 14, 2007. During 2004 some states sought to regulate VoIP service pursuant to their common carrier jurisdiction, but VoIP providers challenged these actions before the FCC. Later in 2004, the FCC ruled that VoIP services are interstate services subject exclusively to the FCC’s federal jurisdiction. This decision, if upheld on appeal (consumer groups and some state regulatory commissions have filed an appeal), is significant because it includes VoIP offered by cable systems as within the scope of activities that are not subject to state telecommunications regulation. Legislation also has been introduced in Congress to accomplish the same objective, though the prospect for passage of such legislation is uncertain. The FCC has tentatively concluded that VoIP services provided by cable companies are properly classified as an “information service” rather than as a “telecommunications service.” If ultimately confirmed, that determination could protect cable companies from having to pay higher pole attachment rates because of their provision of VoIP services.
In the interests of trying to promote competition in the market for set-top converter boxes, the FCC has adopted rules that will require cable operators to support converter boxes and digital television tuners designed to accept plug-in cards (known as “CableCARDs”) that provide the descrambling and other security features which traditionally have been included in the integrated set-top converter boxes leased by cable operators to their customers. This rule is currently scheduled to go into effect on July 1, 2007, although the National Cable and Telecommunications Association has filed a waiver request asking the FCC to delay the rule’s effectiveness until after the transition to digital broadcasting in 2009. The implementation of this rule has the potential to increase the capital costs of cable operators (because of the need to provide CableCARDs to customers and because the new type of converter box may be more expensive than the traditional integrated box) and, to the extent subscribers decide to buy their own boxes, to reduce the revenues cable operators receive from leasing converter boxes (although in the case of the Company’s Cable One subsidiary that revenue is not material).
The regulation of certain cable television rates pursuant to the authority granted to the FCC has negatively impacted the revenues of the Company’s cable systems. Many of the other legislative and regulatory matters discussed in this section also have the potential to adversely affect the Company’s cable television business.
Other Activities
Bowater Mersey Paper Company
The Company owns 49% of the common stock of Bowater Mersey Paper Company Limited, the majority interest in which is held by a subsidiary of Bowater Incorporated. Bowater Mersey owns and operates a newsprint mill near Halifax, Nova Scotia, and also owns extensive woodlands that provide part of the mill’s wood requirements. In 2006 Bowater Mersey produced about 270,000 tons* of newsprint.
BrassRing
On November 13, 2006, in a transaction in which all of the existing members sold their interests to a third party, the Company sold the 49% equity interest it beneficially owned in BrassRing LLC, an Internet-based hiring management company.
Production and Raw Materials
The Washington Post, Express and El Tiempo Latino are all produced at the printing plants of WP Company in Fairfax County, Virginia and Prince George’s County, Maryland. The Herald, The Enterprise Newspapers and La Raza del Noroeste are produced at The Daily Herald Company’s plant in Everett, Washington, while The Gazette Newspapers and Southern Maryland Newspapers are printed at the commercial printing facilities owned by Post-Newsweek Media, Inc. (which facilities also produce the division’s military newspapers). Greater Washington Publishing’s periodicals are produced by independent contract printers with the exception of one periodical that is printed at one of the commercial printing facilities owned by Post-Newsweek Media, Inc.
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
In 2006 The Washington Post, Express and El Tiempo Latino collectively consumed about 168,000 tons of newsprint. Such newsprint was purchased from a number of suppliers, including Bowater Incorporated, which supplied approximately 39% of the 2006 newsprint requirements for these newspapers. Although for many years some of the newsprint purchased by WP Company from Bowater Incorporated typically was provided by Bowater Mersey Paper Company Limited (in which, as noted previously, the Company owns an interest), since 1999 none of the newsprint delivered to WP Company has come from that source.
The price of newsprint has historically been volatile. During 2006 the RISI East Coast Newsprint Price Index, which provides monthly single-price estimates based on marketplace surveys of both buyers and sellers, for 30-lb. newsprint (the kind of newsprint used by The Washington Post and most of the newspapers published by Post-Newsweek Media, Inc.), ranged (on a short-ton basis) from a low of $581 a ton in January to a high of $601 a ton for the July through September period. (Because of quantity discounts and other factors, the RISI index prices do not necessarily correspond with the prices actually paid by the Company’s subsidiaries for newsprint.) The Company believes adequate supplies of newsprint are available to The Washington Post and the other newspapers published by the Company’s subsidiaries through contracts with various suppliers. More than 90% of the newsprint consumed by WP Company’s printing plants includes recycled content. The Company owns 80% of the stock of Capitol Fiber Inc., which handles and sells to recycling industries old newspapers, paper and other recyclable materials collected in Washington, D.C., Maryland and northern Virginia.
In 2006 the operations of The Daily Herald Company and Post-Newsweek Media, Inc. consumed approximately 6,400 and 22,000 tons of newsprint, respectively, which were obtained in each case from various suppliers. Approximately 95% of the newsprint used by The Daily Herald Company and 75% of the newsprint used by Post-Newsweek Media, Inc. includes recycled content. The domestic edition of Newsweek consumed about 27,000 tons of paper in 2006, the bulk of which was purchased from six major suppliers. The current cost of body paper (the principal paper component of the magazine) is approximately $1,035 per ton.
Over 90% of the aggregate domestic circulation of both Newsweek and Budget Travel is delivered by periodical (formerly second-class) mail and most subscriptions for such publications are solicited by either first-class or standard (formerly third-class) mail. Thus, substantial increases in postal rates for these classes of mail could have a significant negative impact on the operating income of these business units. The U.S. Postal Service filed a new rate case in May 2006 seeking rate increases of 7% for first-class letters, 8.6% for route-sorted standard mail and 11.4% for periodicals. The rate request is currently under review by the Postal Rate Commission, which is expected to issue a recommendation in March 2007. If the requested rate increases are then approved by the Postal Service Board of Governors, those increases will likely take effect at the beginning of May 2007. If implemented as requested, those increases will have the effect of increasing Newsweek’s 2007 postage costs (May through December) by approximately $3.1 million. On December 20, 2006 the Postal Accountability and Enhancement Act was signed into law. Although that legislation will have no effect on the pending rate case, among other things it will abolish the current method of ratemaking and generally limit future increases to increases in the Consumer Price Index. It is anticipated that this will result in smaller, though more frequent, postal rate increases in the future. However, the Postal Service has 12 months from the date of enactment of this legislation to file a final rate case under the preexisting rules.
Competition
Kaplan competes in each of its test preparation product lines with a variety of regional and national test preparation businesses, as well as with individual tutors and in-school preparation for standardized tests. Kaplan’s Score! Education subsidiary competes with other regional and national learning centers, individual tutors and other educational businesses that target parents and students. PMBR competes with an online provider of multi-state bar exam preparation services as well as with various bar review providers (the largest of which is BAR/BRI, a unit of The Thomson Corporation) that prepare students for the multi-state portion of the bar exam in addition to the state-specific portion of the exam. Kaplan’s Professional Division competes with other companies that provide alternative or similar professional training, test preparation and consulting services. Kaplan’s Higher Education Division competes with both facilities-based and other distance learning providers of similar educational services, including not-for-profit colleges and universities and for-profit businesses. Overseas, each of Kaplan’s businesses competes with other for-profit companies and, in certain instances, with governmentally supported schools and institutions that provide similar training and educational programs.
2006 FORM 10-K

The Washington Post competes in the Washington, D.C. metropolitan area with The Washington Times, a newspaper which has published weekday editions since 1982 and Saturday and Sunday editions since 1991. The Post also encounters competition in varying degrees from other newspapers and specialized publications distributed in The Post’s circulation area (including newspapers published in suburban and outlying areas and nationally circulated newspapers), and from websites, television, radio, magazines and other advertising media, including direct mail advertising. Express similarly competes with various other advertising media in its service area, including both daily and weekly free-distribution newspapers.
The websites produced by Washingtonpost.Newsweek Interactive face competition from many other Internet services (particularly in the case of washingtonpost.com from services that feature national and international news), as well as from alternative methods of delivering news and information. In addition, other Internet-based services, including search engines, are carrying significant amounts of advertising, and the Company believes such services have adversely affected the Company’s print publications and, to a lesser extent, its television broadcasting operations, all of which rely on advertising for the majority of their revenues. National online classified advertising has become a particularly crowded field, with competitors such as Yahoo! and eBay aggregating large volumes of content into national classified or direct-shopping databases covering a broad range of product lines. Some nationally managed sites, such as Fandango and Weather.com also offer local information and services (in the case of those sites, movie information and tickets and local weather). In addition, major national search engines have entered local markets. For example, Google and Yahoo have launched local services which offer directory information for local markets with enhanced functionality such as mapping and links to reviews and other information. At the same time, other competitors are focusing on vertical niches in specific content areas. For example, AutoTrader.com and Autobytel.com aggregate national car listings; Realtor.com and move.com aggregate national real estate listings; while Monster.com, Yahoo! Hotjobs (which is owned by Yahoo!) and CareerBuilder.com (which is jointly owned by Gannett, McClatchy and Tribune Co.) aggregate employment listings. All of these vertical-niche sites can be searched for local listings, typically by using zip codes. Finally, several new services have been launched in the past several years that have challenged established business models. Many of these are free classified sites, one of which is craigslist.com. In addition, the role of the free classified board as a center for community information has been expanded by “hyper local” neighborhood sites such as dcurbanmom.com (which provides community information to mothers in the DC Metro area) and backfence.com (which offers community information about McLean and Reston, Virginia as well as Bethesda, Maryland). Some free classified sites, such as Oodle and Indeed, feature databases populated with listings indexed from other publishers’ classified sites. Google Base is taking a somewhat different approach and is accepting free uploads of any type of structured data, from classified listings to an individual’s favorite recipes. For its part, Slate competes for readers with many other political and lifestyle publications, both online and in print, and competes for advertising revenue with those publications as well as with a wide variety of other print publications and online services, as well as with other forms of advertising.
The Herald circulates principally in Snohomish County, Washington; its chief competitors are the Seattle Times and the Seattle Post-Intelligencer, which are daily and Sunday newspapers published in Seattle and whose Snohomish County circulation is principally in the southwest portion of the county. Since 1983 the two Seattle newspapers have consolidated their business and production operations and combined their Sunday editions pursuant to a joint operating agreement, although they continue to publish separate daily newspapers. The Enterprise Newspapers are distributed in south Snohomish and north King Counties where their principal competitors are the Seattle Times and The Journal Newspapers, a group of monthly controlled-circulation newspapers. Numerous other newspapers and shoppers are distributed in The Herald’s and The Enterprise Newspapers’ principal circulation areas. La Raza del Noroeste’s principal competitors in its circulation territory are the weekly Spanish-language newspapers El Mundo and Seattle Latino, although it also competes with various other Spanish-language media.
The circulation of The Gazette Newspapers is limited to Montgomery, Prince George’s and Frederick Counties and parts of Carroll County, Maryland. The Gazette Newspapers compete with many other advertising vehicles available in their service areas, including The Potomac and Bethesda/ Chevy Chase Almanacs, The Western Montgomery Bulletin, The Bowie Blade-News, The West County News and The Laurel Leader, weekly controlled-circulation community newspapers, The Montgomery Sentinel, a weekly paid-circulation community newspaper; The Prince George’s Sentinel, a weekly controlled-circulation community newspaper (which also has a weekly paid-circulation edition); and The Frederick News-Post and Carroll County Times, daily paid-circulation community newspapers. The Southern Maryland Newspapers circulate in southern Prince George’s County and in Charles, Calvert and St. Mary’s Counties, Maryland, where they also compete with many other advertising vehicles available in their service areas, including the Calvert County Independent and St. Mary’s Today, weekly paid-circulation community newspapers.

THE WASHINGTON POST COMPANY

In 2004 Clarity Media Group, a company associated with Denver businessman and billionaire Philip Anschutz, bought The Montgomery, Prince George’s and Northern Virginia Journals, three community newspapers with a combination of paid and free circulation that had been published in suburban Washington, D.C. for many years by a local company. In February 2005 Clarity Media Group relaunched The Journal newspapers as The Washington Examiner, a free newspaper which is being published six days a week in northern Virginia, suburban Maryland and Washington, D.C. zoned editions, each of which contains national and international as well as local news. The Company believes the three editions of The Washington Examiner are currently being distributed primarily by zip-code targeted home delivery in their respective service areas. The Washington Examiner competes in varying degrees with The Gazette Newspapers, Express and The Washington Post. In March 2006 Clarity Media Group began publishing The Baltimore Examiner, a similar type of free-distribution newspaper for the greater Baltimore, Maryland metropolitan area.
The advertising periodicals published by Greater Washington Publishing compete with many other forms of advertising available in their distribution area as well as with various other free-circulation advertising periodicals.
El Tiempo Latino competes with other Spanish-language advertising media available in the Washington, D.C. area, including several other Spanish-language newspapers.
The Company’s television stations compete for audiences and advertising revenues with television and radio stations and cable television systems serving the same or nearby areas, with direct broadcast satellite (“DBS”) services, and to a lesser degree with other media such as newspapers and magazines. Cable television systems operate in substantially all of the areas served by the Company’s television stations where they compete for television viewers by importing out-of-market television signals, by distributing pay-cable, advertiser-supported and other programming that is originated for cable systems and by offering movies and other programming on a pay-per-view basis. In addition, DBS services provide nationwide distribution of television programming (including in some cases pay-per-view programming and programming packages unique to DBS) using digital transmission technologies. In 1999 Congress passed the Satellite Home Viewer Improvement Act, which gives DBS operators the ability to distribute the signals of local television stations to subscribers in the stations’ local market area (“local-into-local” service), subject to obtaining the consent of each local television station included in such a service. Under an FCC rule implementing provisions of this Act, DBS operators are required to carry the analog signals of all full-power television stations that request such carriage in the markets in which the DBS operators have chosen to offer local-into-local service. The FCC has also adopted rules that require certain program-blackout rules applicable to cable television to be applied to DBS operators. In addition, the Satellite Home Viewer Improvement Act and subsequent legislation continued restrictions on the transmission of distant network stations by DBS operators. Thus DBS operators generally are prohibited from delivering the signals of distant network stations to subscribers who can receive the analog signal of the network’s local affiliate. Several lawsuits were filed beginning in 1996 in which plaintiffs (including all four major broadcast networks and network-affiliated stations including one of the Company’s Florida stations) alleged that certain DBS operators had not been complying with the prohibition on delivering network signals to households that can receive the analog signal of the local network affiliate over the air. The plaintiffs entered into a settlement with DBS operator DirecTV, under which it agreed to discontinue distant-network service to certain subscribers and alter the method by which it determines eligibility for this service. In 2003 the plaintiff’s obtained a favorable verdict and an injunction against DBS operator EchoStar, and those actions were upheld by the U.S. Court of Appeals for the Eleventh Circuit in May 2006. In October 2006 the lower court issued an order enjoining EchoStar from providing the signals of out-of-market affiliates of the major broadcast networks to its subscribers (including, as permitted by the relevant statute, subscribers who EchoStar could have provided signals to had it not violated the importation restrictions) after December 1, 2006. EchoStar did stop providing those signals but leased satellite capacity to a third party who announced that it would provide distant network signals to those EchoStar customers who would have been entitled to receive them from EchoStar absent the court order. That arrangement is currently being challenged in court by the networks. In addition to the matters discussed above, the Company’s television stations may also become subject to increased competition from low-power television stations, wireless cable services and satellite master antenna systems (which can carry pay-cable and similar program material). Beginning in late 2005, the ABC and NBC television networks and the MTV cable network began to make certain of their television programming available on a fee-per-episode basis for downloading over the Internet to video-enabled iPod players. In 2006 Google launched a service that distributes certain programming from the CBS television network, the National Basketball Association and other sources for viewing on personal computers as well as portable video players. Google charges a fee for some of the programming available on its service while other programming is provided free. Major TV networks have started to offer some of their programming on their Internet sites, in some cases free of charge. In September 2006 Apple Computer, Inc. announced a new device (initially referred to as “iTV”) that will display programming downloaded over the Internet on television sets, and other vendors have begun to offer similar devices. If these video-download services become popular, they could become a competitive factor for both the Company’s television stations and, with respect to the conventional delivery of television programming, the Company’s
2006 FORM 10-K

cable television systems. Such services might also present additional revenue opportunities for the Company’s television stations from the possible distribution on such services of the stations’ news and other local programming.
Cable television systems operate in a highly and increasingly competitive environment. In addition to competing with the direct reception of television broadcast signals by the viewer’s own antenna, such systems (like existing television stations) are subject to competition from various other forms of video program delivery. In particular, DBS services (which are discussed in more detail in the preceding paragraph) have been growing rapidly and are now a significant competitive factor. The ability of DBS operators to provide local-into-local service (as described above) has increased competition between cable and DBS operators in markets where local-into-local service is provided. Although DBS operators are not required by law to provide local-into-local service, in connection with the 2003 acquisition by News Corporation (“News Corp.”) of a controlling interest in DirecTV, DirecTV agreed with the FCC to provide that service in all U.S. markets by the end of 2008. EchoStar has announced that it also intends eventually to provide local-into-local service in all U.S. markets. While some smaller markets may not receive this service for another year or so, local-into-local service is currently being offered by both DirecTV and EchoStar in most markets in which the Company provides cable television service. News Corp. is a global media company that in the United States owns the Fox Television Network, 35 broadcast television stations, a group of regional sports networks and a number of nationally distributed cable networks (including the Fox News Channel, FX, the Fox Movie Channel, the Speed Channel and Fox Sports Net), and its acquisition of a controlling interest in DirecTV was approved by the FCC in an order that, among other things, requires News Corp. to offer carriage of its broadcast television stations and access to its cable programming services to cable television systems and other multichannel video programming distributors on nonexclusive and nondiscriminatory terms and conditions. Notwithstanding the requirements imposed by the FCC, this acquisition has the potential not only to enhance DirecTV’s effectiveness as a competitor, but also to limit the access of cable television systems to desirable programming and to increase the costs of such programming. Certain of the Company’s cable television systems have also been partially or substantially overbuilt using conventional cable system technology by various small to mid-sized independent telephone companies, which typically offer cable modem and telephone service as well as basic cable service. At the end of 2006, such overbuilt systems accounted for approximately 4% of the homes passed by the Company’s cable systems. The Company anticipates that some overbuilding of its cable systems will continue, although it cannot predict the rate at which overbuilding will occur or whether any major telephone companies like Verizon, Qwest or AT&T will decide to overbuild any of its cable systems. Even without constructing their own cable plant, local telephone companies can also compete with cable television systems in the delivery of high-speed Internet access by providing DSL service. In addition, some telephone companies have entered into strategic partnerships with DBS operators that permit the telephone company to package the video programming services of the DBS operator with the telephone company’s own DSL service, thereby competing with the video programming and cable modem services being offered by existing cable television systems. Finally, it now seems clear that telephone companies and others will be able to compete with cable television systems in providing high-speed Internet access over large areas by constructing wireless networks based on WiMAX and other advanced transmission standards. Indeed, at the end of 2006 approximately 20% of the homes passed by the Company’s cable systems also had access to WiMAX systems that offer high-speed Internet access, with most of that total accounted for by WiMAX systems owned by Clearwire Corporation that overlap several of the Company’s cable systems in Idaho.
According to figures compiled by Publishers’ Information Bureau, Inc., of the 247 magazines reported on by the Bureau, Newsweek ranked sixth in total advertising revenues in 2006, when it received approximately 2.0% of all advertising revenues of the magazines included in the report. The magazine industry is highly competitive, both within itself and with other advertising media (including Internet-based media) that compete for audience and advertising revenue.
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
Donald E. Graham, age 61, has been Chairman of the Board of the Company since September 1993 and Chief Executive Officer of the Company since May 1991. Mr. Graham served as President of the Company from May 1991 until September 1993 and prior to that had been a Vice President of the Company for more than five years. Mr. Graham also served as Publisher of The Washington Post from 1979 until September 2000.
Veronica Dillon, age 57, became the Vice President, General Counsel and Secretary of the Company in January 2007. Ms. Dillon began her career with the Company in February 1991 as corporate counsel at Kaplan, Inc. She was

THE WASHINGTON POST COMPANY

subsequently named general counsel at Kaplan in June 1995 and then served as Kaplan’s Chief Administrative Officer beginning in December 2003.
Ann L. McDaniel, age 51, has been the Vice President–Human Resources of the Company since September 2001. Ms. McDaniel had previously served as Senior Director of Human Resources of the Company since January 2001 and before that held various editorial positions at Newsweek, most recently as Managing Editor, a position she assumed in November 1998.
John B. Morse, Jr., age 60, has been Vice President–Finance of the Company since November 1989. He joined the Company as Vice President and Controller in July 1989 and prior to that had been a partner of Price Waterhouse.
Gerald M. Rosberg, age 60, became Vice President–Planning and Development of the Company in February 1999. He had previously served as Vice President–Affiliates at The Washington Post, a position he assumed in November 1997. Mr. Rosberg joined the Company in January 1996 as The Post’s Director of Affiliate Relations.
Employees
The Company and its subsidiaries employ approximately 17,100 persons on a full-time basis.
Worldwide, Kaplan employs approximately 9,850 persons on a full-time basis. Kaplan also employs substantial numbers of part-time employees who serve in instructional and administrative capacities. During peak seasonal periods, Kaplan’s part-time workforce exceeds 15,000 employees. None of Kaplan’s employees is represented by a union.
WP Company has approximately 2,520 full-time employees. About 1,395 of that unit’s full-time employees and about 450 part-time employees are represented by one or another of five unions. Collective bargaining agreements are currently in effect with locals of the following unions covering the full-time and part-time employees and expiring on the dates indicated: 1,193 editorial, newsroom and commercial department employees represented by the Communications Workers of America (November 7, 2008); 37 machinists represented by the International Association of Machinists (January 10, 2008); 25 photoengravers-platemakers represented by the Graphic Communications Conference of the International Brotherhood of Teamsters (February 7, 2010); 29 electricians represented by the International Brotherhood of Electrical Workers (December 13, 2007); 29 engineers, carpenters and painters represented by the International Union of Operating Engineers (April 12, 2008); and 61 paper handlers and general workers represented by the Graphic Communications Conference of the International Brotherhood of Teamsters (November 17, 2008). The agreement covering 473 mailroom workers represented by the Communications Workers of America expired on May 18, 2003; efforts to negotiate a new agreement were unsuccessful and in early 2006 WP Company declared an impasse and implemented parts of its last contract offer for employees in a particular job category. The union subsequently challenged WP Company’s actions as an unfair labor practice, but that challenge was dismissed by the National Labor Relations Board in May 2006. No negotiations with this bargaining unit are ongoing at the present time.
Washingtonpost.Newsweek Interactive has approximately 265 full-time and 25 part-time employees, none of whom is represented by a union.
Of the approximately 275 full-time and 100 part-time employees at The Daily Herald Company, about 50 full-time and 15 part-time employees are represented by one or another of three unions. The newspaper’s collective bargaining agreement with the Graphic Communications Conference of the International Brotherhood of Teamsters, which represents press operators, expires on March 15, 2008; its agreement with the Communications Workers of America, which represents printers and mailers, expires on October 31, 2009; and its agreement with the International Brotherhood of Teamsters, which represents bundle haulers, expires on September 22, 2007.
The Company’s broadcasting operations have approximately 980 full-time employees, of whom about 215 are union-represented. Of the eight collective bargaining agreements covering union-represented employees, two have expired and are being renegotiated. One other collective bargaining agreement will expire in 2007.
The Company’s Cable Television Division has approximately 1,910 full-time employees, none of whom is represented by a union.
Newsweek has approximately 570 full-time employees (including about 120 editorial employees represented by the Communications Workers of America under a collective bargaining agreement that expires on January 1, 2009).
Post-Newsweek Media, Inc. has approximately 530 full-time and 200 part-time employees. Robinson Terminal Warehouse Corporation (the Company’s newsprint warehousing and distribution subsidiary), Greater Washington Publishing,
2006 FORM 10-K

Inc., Express Publications Company, LLC and El Tiempo Latino LLC each employs fewer than 100 persons. None of these units’ employees is represented by a union.
Forward-Looking Statements
All public statements made by the Company and its representatives that are not statements of historical fact, including certain statements in this Annual Report on Form 10-K and elsewhere in the Company’s 2006 Annual Report to Stockholders, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include comments about the Company’s business strategies and objectives, the prospects for growth in the Company’s various business operations, and the Company’s future financial performance. As with any projection or forecast, forward-looking statements are subject to various risks and uncertainties, including the risks and uncertainties described in Item 1A of this Annual Report on Form 10-K, that could cause actual results or events to differ materially from those anticipated in such statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by or on behalf of the Company. The Company assumes no obligation to update any forward-looking statement after the date on which such statement is made, even if new information subsequently becomes available.
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
A substantial portion of Kaplan’s revenues and operating income are generated by its Test Preparation and Admission Division. Thus any significant reduction in the use of standardized tests in the college or graduate school admissions process could have an adverse effect on Kaplan’s operating results.

•	Changes in the Extent to Which Licensing and Proficiency Examinations Are Used to Qualify Individuals to Pursue Certain Careers
A substantial portion of the revenues of Kaplan’s Professional Division comes from preparing individuals for licensing or technical-proficiency examinations in various fields. If licensing or technical proficiency requirements are relaxed or eliminated to any significant degree in those fields served by Kaplan’s Professional Division, such actions could negatively impact Kaplan’s operating results.

•	Reductions in the Amount of Funds Available Under the Federal Title IV Programs to Students in Kaplan’s Higher Education Division Schools Or Changes in the Terms on Which Such Funds Are Made Available
During the Company’s 2006 fiscal year, funds provided under the student financial aid programs created under Title IV of the Federal Higher Education Act accounted for approximately $580 million of the net revenues of the schools in Kaplan’s Higher Education Division. As noted above in the section titled “Education–Title IV Federal Student Financial Aid Programs,” any legislative, regulatory or other development that has the effect of materially reducing the amount of Title IV financial assistance available to the students of those schools would have a significant adverse effect on Kaplan’s operating results. In addition, any development that has the effect of making the terms on which Title IV financial assistance

THE WASHINGTON POST COMPANY

is available to students of those schools materially less attractive could have an adverse effect on Kaplan’s operating results.

•	Risks and Uncertainties Related to Acquisitions of Other Businesses
The Company’s Kaplan subsidiary has historically been an active acquirer of businesses that provide educational services, including in some cases businesses that have different characteristics than existing Kaplan businesses and businesses with all or most of their operations outside of the United States. Consistent with this historical trend, during 2006 Kaplan completed a total of 11 acquisitions. Acquisitions involve various inherent risks and uncertainties, including possible difficulties in efficiently integrating the service offerings, personnel and accounting and other administrative systems of an acquired business with those of the acquiring organization, the consequences of diverting the attention of senior management from existing operations, the risk that an acquired business does not meet or exceed the financial projections that supported the price paid for it, the possible failure of the due diligence process to identify significant business risks or undisclosed liabilities associated with the acquired business, and, in the case of a business with all or most of its operations outside of the United States, the difficulties of effectively managing and staffing foreign operations.

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
The Company’s publishing and television broadcasting businesses need to attract significant numbers of readers and viewers in order to sell advertising on favorable terms. Those businesses will be adversely affected to the extent individuals decide to obtain news, entertainment and local shopping information from Internet-based or other media.

•	Changing Perceptions About the Effectiveness of Publishing and Television Broadcasting in Delivering Advertising
Historically, newspaper and magazine publishing and television broadcasting have been viewed as cost-effective methods of delivering various forms of advertising. To the extent that advertisers decide other forms of media in which the Company has a less significant position are superior, in terms of cost-effectiveness or other features, the profitability of the Company’s publishing and television broadcasting businesses will suffer.

•	Technological Innovations in News, Information or Video Programming Distribution Systems
The continuing growth and technological expansion of Internet-based services has impacted the Company’s media businesses in various ways, and the development of direct broadcast satellite systems has significantly increased the competition faced by the Company’s cable television systems. The development and deployment of new technologies has the potential to affect the Company’s businesses, both positively and negatively, in ways that cannot now be reliably predicted.

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
2006 FORM 10-K

•	Changes in the Cost or Availability of Raw Materials, Particularly Newsprint
The Company’s newspaper publishing businesses collectively spend more than $100 million a year on newsprint. Thus material increases in the cost of newsprint or significant disruptions in the supply of newsprint could negatively affect the operating results of the Company’s newspaper publishing businesses.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Directly or through subsidiaries Kaplan owns a total of 12 properties: a 26,000-square-foot six-story building located at 131 West 56th Street in New York City, which serves as an educational center primarily for international students; a 2,300-square-foot office condominium in Chapel Hill, North Carolina which it utilizes for its Test Prep business; a 15,000-square-foot three-story building in Berkeley, California used for its Test Prep and English Language Training businesses; a 39,000-square-foot four-story brick building and a 19,000-square-foot two-story brick building in Lincoln, Nebraska each of which is used by Hamilton College; a 25,000-square-foot one-story building in Omaha, Nebraska also used by Hamilton College; a 131,000-square-foot five-story brick building in Manchester, New Hampshire used by Hesser College; an 18,000-square-foot one-story brick building in Dayton, Ohio used by the Ohio Institute of Photography and Technology; a 25,000-square-foot building in Hammond, Indiana used by Sawyer College; a 45,000-square-foot three-story brick building in Houston, Texas used by the Texas School of Business; and a 35,000-square-foot building in London, England and a 5,000-square-foot building in Oxfordshire, England, each of which is used by Holborn College. Kaplan University’s corporate offices together with call-center and employee-training facilities are located in a leased 97,000-square-foot building in Ft. Lauderdale, Florida. In addition, a lease has been entered into for an additional 97,000-square-foot building that is currently under construction on an adjacent lot; that building will house a Kaplan University datacenter as well as additional training and call-center facilities. Both of those leases will expire in 2017. Kaplan’s distribution facilities for most of its domestic publications are located in a 291,000-square-foot warehouse in Aurora, Illinois, under a lease expiring in 2017. Kaplan’s headquarters offices are located at 888 7th Avenue in New York City, where Kaplan rents space on three floors under a lease which expires in 2017. Overseas, Dublin Business School’s facilities in Dublin, Ireland are located in five buildings aggregating approximately 63,000 square feet of space which have been rented under leases expiring between 2008 and 2028. FTC Kaplan Limited’s two largest leaseholds are office and instructional space in London of 21,000 square feet and 33,000 square feet which are being occupied under leases that expire in 2007 (and is expected to be renewed) and 2019, respectively. Kidum has over 40 locations throughout Israel, all of which are occupied under leases that expire between 2007 and 2010. All other Kaplan facilities in the United States and overseas (including administrative offices and instructional locations) also occupy leased premises.
WP Company owns the principal offices of The Washington Post in downtown Washington, D.C., including both a seven-story building in use since 1950 and a connected nine-story office building on contiguous property completed in 1972 in which the Company’s principal executive offices are located. WP Company also owns and occupies a small office building on L Street which is connected to The Post’s office building. Additionally, WP Company owns land on the corner of 15th and L Streets, N.W., in Washington, D.C., adjacent to The Post’s office building. This land is leased on a long-term basis to the owner of a multi-story office building that was constructed on the site in 1982. WP Company rents one floor in this building which it has subleased to a third party.
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
Early in 2007 Post-Newsweek Media, Inc. completed the construction of a two-story combination office building and printing plant on a seven-acre plot in Laurel, Maryland. The two-story brick building in Gaithersburg, Maryland that served as Post-Newsweek Media’s headquarters and as headquarters of The Gazette Newspapers was sold in July 2006 but Post-Newsweek Media retained the right to occupy a portion of that building until December 2007. Post-Newsweek Media also owns another two-story brick building in Gaithersburg and a one-story brick building in Waldorf, Maryland that have housed its Montgomery County and Charles County commercial printing operations, respectively. During the first quarter of 2007, commercial printing operations at both locations will be discontinued and those operations will be consolidated at the Laurel facility. The Gaithersburg building will then be used to provide office space for many of the

THE WASHINGTON POST COMPANY

administrative, editorial and sales personnel who were working at the other Gaithersburg location, and the Waldorf building will serve as the headquarters location for the Southern Maryland Newspapers. In July 2006 Post-Newsweek Media purchased a one-story brick building in California, Maryland which, when renovated, will house the St. Mary’s County offices of the Southern Maryland Newspapers. Post-Newsweek Media also leases editorial and sales office space for its newspaper operations in a total of six other locations in Alexandria, Virginia, and in Montgomery, Prince George’s, Frederick, Carroll and Calvert Counties, Maryland.
The headquarters offices of the Company’s broadcasting operations are located in Detroit, Michigan in the same facilities that house the offices and studios of WDIV. That facility and those that house the operations of each of the Company’s other television stations are all owned by subsidiaries of the Company, as are the related tower sites (except in Houston, Orlando and Jacksonville, where the tower sites are 50% owned). In January 2007 the Company’s Post-Newsweek Stations subsidiary purchased a 5.8-acre site north of Miami on which it intends to construct a new building to house the operations of WPLG and entered into an agreement to sell WPLG’s existing facility in Miami, which WPLG will continue to occupy until the new building in completed.
The principal offices of Newsweek are located at 251 West 57th Street in New York City, where Newsweek rents space on nine floors. The lease on this space will expire in 2009 but is renewable for a 15-year period at Newsweek’s option at rentals to be negotiated or arbitrated. Budget Travel’s offices are also located in New York City, where they occupy premises under a lease that expires in 2010. Newsweek also leases a portion of a building in Mountain Lakes, New Jersey to house its accounting, production and distribution departments. The lease on this space will expire on July 31, 2007 but is renewable for two five-year periods at Newsweek’s option.
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
Item 3. Legal Proceedings.
Kaplan, Inc., a subsidiary of the Company, is a party to a previously disclosed class action antitrust lawsuit filed on April 29, 2005, by purchasers of BAR/ BRI bar review courses in the U.S. District Court for the Central District of California. In early December 2006 the parties agreed to a settlement of this lawsuit. On February 2, 2007, the parties filed a settlement agreement with the court together with documents setting forth a procedure for class notice. Effectiveness of the settlement is subject to court approval. The Company and its subsidiaries are also defendants in various other civil lawsuits that have arisen in the ordinary course of their businesses, including actions alleging libel, invasion of privacy and violations of applicable wage and hour laws. While it is not possible to predict the outcome of these lawsuits, in the opinion of management their ultimate dispositions should not have a material adverse effect on the financial position, liquidity or results of operations of the Company.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
2006 FORM 10-K

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer  Purchases of Equity Securities.
Market Information and Holders
The Company’s Class B Common Stock is traded on the New York Stock Exchange under the symbol “WPO.” The Company’s Class A Common Stock is not publicly traded.
The high and low sales prices of the Company’s Class B Common Stock during the last two years were:

	2006		2005

Quarter	High	Low	High	Low

January – March	$805	$717	$963	$880
April – June	815	737	900	814
July – September	780	690	900	787
October – December	766	713	806	717
At January 31, 2007, there were 30 holders of record of the Company’s Class A Common Stock and 916 holders of record of the Company’s Class B Common Stock.
Dividend Information
Both classes of the Company’s Common Stock participate equally as to dividends. Quarterly dividends were paid at the rate of $1.95 per share during 2006 and $1.85 per share during 2005.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table and the footnote thereto set forth certain information as of December 31, 2006, concerning compensation plans of the Company under which equity securities of the Company are authorized to be issued.

Number of Securities
Remaining Available for
	Number of Securities to		Future Issuance Under
	Be Issued Upon		Equity Compensation
	Exercise of Outstanding	Weighted-Average Exercise	Plans (Excluding
	Options, Warrants and	Price of Outstanding Options	Securities Reflected in
	Rights	Warrants and Rights	Column (a))

Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	109,175	$ 714.79	286,875
Equity compensation plans not approved by security holders	—	—	—
Total	109,175	$ 714.79	286,875

This table does not include information relating to restricted stock grants awarded under The Washington Post Company Incentive Compensation Plan, which plan has been approved by the stockholders of the Company. At December 31, 2006, there were 12,275 shares of restricted stock outstanding under the 2003–2006 Award Cycle and 12,280 shares of restricted stock outstanding under the 2005–2008 Award Cycle that had been awarded to employees of the Company and its subsidiaries under that Plan, and 156,625 shares of restricted stock were available for future awards. In addition, the Company has from time to time awarded special discretionary grants of restricted stock to employees of the Company and its subsidiaries. At December 31, 2006, there were a total of 4,800 shares of restricted stock outstanding under special discretionary grants approved by the Compensation Committee of the Board of Directors.

THE WASHINGTON POST COMPANY

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended December 31, 2006, the Company purchased shares of its Class B Common Stock as set forth in the following table:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares That May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plan*	Under the Plan*

Oct. 2 – Nov. 1, 2006	0	—	0	542,800
Nov. 2 – Dec. 1, 2006	65,800	$731.46	65,800	477,000
Dec. 2 – 31, 2006	11,500	$732.66	11,500	465,500
Total	77,300	$731.64	77,300

*	On September 22, 2003, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 542,800 shares of its Class B Common Stock, and the existence of that authorization was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003. There is no expiration date for that authorization. All purchases made during the quarter ended December 31, 2006, were open-market transactions. Under the Company’s Incentive Compensation Plan, the Compensation Committee may permit the recipient of a vested award of restricted shares of the Company’s Class B Common Stock to receive some or all of the value of the award in cash rather than in shares. In addition, under the Company’s Stock Option Plan, the holder of a vested stock option has the right to pay some or all of the exercise price of the option by surrendering shares of the Company’s Class B Common Stock owned by such holder. No conversions of vested restricted shares into cash or surrenders of owned shares to pay for the exercise price of stock options occurred during the period covered by this table.
Performance Graph
The following graph is a comparison of the yearly percentage change in the Company’s cumulative total shareholder return with the cumulative total return of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Publishing Index. The Standard & Poor’s 500 Stock Index is comprised of 500 U.S. companies in the industrial, transportation, utilities and financial industries, and is weighted by market capitalization. The Standard & Poor’s Publishing Index is comprised of Dow Jones & Company, Gannett Co., Inc., Knight-Ridder, Inc. (through the date of its acquisition by The McClatchy Company in June 2006), The McGraw-Hill Companies, Meredith Corporation, The New York Times Company and Tribune Company, and also is weighted by market capitalization. The graph reflects the investment of $100 on December 31, 2001, in the Company’s Class B Common Stock, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Publishing Index. For purposes of this graph, it has been assumed that dividends were reinvested on the date paid in the case of the Company and on a quarterly basis in the case of the Standard & Poor’s 500 Index and the Standard & Poor’s Publishing Index.

December 31	2001	2002	2003	2004	2005	2006

The Washington Post Company	100.00	140.49	151.87	190.14	149.26	146.97

S&P 500 Index	100.00	77.90	100.25	111.15	116.61	135.03

S&P Publishing Index	100.00	106.55	126.59	122.94	107.27	123.70

2006 FORM 10-K

Item 6. Selected Financial Data.
See the information for the years 2002 through 2006 contained in the table titled “Ten-Year Summary of Selected Historical Financial Data” which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 35 hereof (with only the information for such years to be deemed filed as part of this Annual Report on Form 10-K).
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of  Operations.
See the information contained under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition” which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 35 hereof.
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
Equity Price Risk
The Company has common stock investments in several publicly traded companies (as discussed in Note C to the Company’s Consolidated Financial Statements) that are subject to market price volatility. The fair value of these common stock investments totaled $354,728,000 at December 31, 2006.
The following table presents the hypothetical change in the aggregate fair value of the Company’s common stock investments in publicly traded companies assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the market price of each stock included therein:

Value of Common Stock Investments			Value of Common Stock Investments
Assuming Indicated Decrease in			Assuming Indicated Increase in
Each Stock’s Price			Each Stock’s Price

-30%	-20%	-10%	+10%	+20%	+30%

$248,310,000	$283,782,000	$319,255,000	$390,201,000	$425,674,000	$461,146,000
During the 32 quarters since the end of the Company’s 1998 fiscal year, market price movements caused the aggregate fair value of the Company’s common stock investments in publicly traded companies to change by approximately 20% in one quarter, 15% in eight quarters and by 10% or less in each of the other 23 quarters.
Interest Rate Risk
The Company has historically satisfied some of its financing requirements through the issuance of short-term commercial paper. Conversely, when cash generation exceeds its current need for cash the Company may pay down its commercial paper borrowings and invest some or all of the surplus in commercial paper issued by third parties. The Company was generally investing excess cash during 2006 and did not have any commercial paper borrowings outstanding at either January 1, 2006 or December 31, 2006. The largest amount of commercial paper borrowing that the Company had outstanding at any time during 2006 was $5,000,000.
The Company’s long-term debt consists of $400,000,000 principal amount of 5.5% unsecured notes due February 15, 2009 (the “Notes”). At December 31, 2006, the aggregate fair value of the Notes, based upon quoted market prices, was $398,440,000. An increase in the market rate of interest applicable to the Notes would not increase the Company’s interest expense with respect to the Notes since the rate of interest the Company is required to pay on the Notes is fixed, but such an increase in rates would affect the fair value of the Notes. Assuming, hypothetically, that the market interest rate applicable to the Notes was 100 basis points higher than the Notes’ stated interest rate of 5.5%, the fair value of the Notes at December 31, 2006, would have been approximately $392,175,000. Conversely, if the market interest rate applicable to the Notes was 100 basis points lower than the Notes’ stated interest rate, the fair value of the Notes at such date would then have been approximately $407,970,000.

THE WASHINGTON POST COMPANY

Foreign Exchange Rate Risk
The Company is exposed to foreign exchange rate risk due to its Newsweek and Kaplan international operations, and the primary exposure relates to the exchange rate between the British pound and U.S. dollar. Translation gains and losses affecting the Consolidated Statements of Income have historically not been significant and represented less than 2.5% of net income during each of the Company’s last three fiscal years. If the value of the British pound relative to the U.S. dollar had been 10% lower than the values that prevailed during 2006, the Company’s reported net income for fiscal 2006 would have been decreased by approximately 2%. Conversely, if such value had been 10% greater, the Company’s reported net income for fiscal 2006 would have been increased by approximately 2%.
Item 8. Financial Statements and Supplementary Data.
See the Company’s Consolidated Financial Statements at December 31, 2006, and for the periods then ended, together with the report of PricewaterhouseCoopers LLP thereon and the information contained in Note O to said Consolidated Financial Statements titled “Summary of Quarterly Operating Results and Comprehensive Income (Unaudited),” which are included in this Annual Report on Form 10-K and listed in the index to financial information on page 35 hereof.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Vice President–Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Vice President–Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Vice President–Finance, in a manner that allows timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework. Our management has concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on these criteria. Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.
2006 FORM 10-K

Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information contained under the heading “Executive Officers” in Item 1 hereof and the information contained under the headings “Nominees for Election by Class A Stockholders,” “Nominees for Election by Class B Stockholders,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders is incorporated herein by reference thereto.
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
In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits to this Annual Report on Form 10-K, on May 11, 2006, the Company’s Chief Executive Officer submitted to the New York Stock Exchange the annual certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303A.12(a) of the NYSE Listed Company Manual.
Item 11. Executive Compensation.
The information contained under the headings “Director Compensation,” “Deferred Compensation,” “Executive Compensation” and “Compensation Committee Report on Executive Compensation” in the definitive Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained under the heading “Stock Holdings of Certain Beneficial Owners and Management” in the definitive Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders is incorporated herein by reference thereto.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information contained under the headings “Certain Relationships and Related Transactions” and “ ‘Controlled Company’ ” in the definitive Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 14.	Principal Accountant Fees and Services.
The information contained under the heading “Audit Committee Report” in the definitive Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders is incorporated herein by reference thereto.

THE WASHINGTON POST COMPANY

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this report:

1. Financial Statements

As listed in the index to financial information on page 35 hereof.

2. Financial Statement Schedules

As listed in the index to financial information on page 35 hereof.

3. Exhibits

As listed in the index to exhibits on page 77 hereof.
2006 FORM 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2007.

THE WASHINGTON POST COMPANY
(Registrant)

By	/s/ John B. Morse, Jr.

John B. Morse, Jr.
Vice President–Finance
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2007:

Donald E. Graham	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director

John B. Morse, Jr.	Vice President–Finance (Principal Financial and Accounting Officer)

Warren E. Buffett	Director

Christopher C. Davis	Director

Barry Diller	Director

John L. Dotson Jr.	Director

Melinda French Gates	Director

Thomas S. Gayner	Director

Ronald L. Olson	Director

Richard D. Simmons	Director

George W. Wilson	Director

By	/s/ John B. Morse, Jr.

John B. Morse, Jr.
Attorney-in-Fact
An original power of attorney authorizing Donald E. Graham, John B. Morse, Jr. and Veronica Dillon, and each of them, to sign all reports required to be filed by the Registrant pursuant to the Securities Exchange Act of 1934 on behalf of the above-named directors and officers has been filed with the Securities and Exchange Commission.

THE WASHINGTON POST COMPANY

INDEX TO FINANCIAL INFORMATION

THE WASHINGTON POST COMPANY

     All other schedules have been omitted either because they are not applicable or because the required information is included in the Consolidated Financial Statements or the Notes thereto referred to above.
2006 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
This analysis should be read in conjunction with the consolidated financial statements and the notes thereto.
OVERVIEW
The Washington Post Company is a diversified media and education company, with education as the largest and fastest-growing business. The Company operates principally in four areas of the media business: newspaper publishing, television broadcasting, magazine publishing and cable television. Through its subsidiary Kaplan, Inc., the Company provides educational services for individuals, schools and businesses. The Company’s business units are diverse and subject to different trends and risks.
The Company’s education division is the largest operating division of the Company, accounting for 43% of the Company’s consolidated revenues in 2006. The Company has devoted significant resources and attention to this division, given the attractiveness of investment opportunities and growth prospects. The growth of Kaplan in recent years has come from both rapid internal growth and acquisitions. Each of Kaplan’s businesses showed revenue growth in 2006, except Score! While operating income increased for most of Kaplan’s businesses in 2006, operating income was down at Kaplan Professional and Score! Kaplan Professional results were adversely impacted by a significant decline in demand for Kaplan Professional’s real estate book publishing and real estate course offerings. Kaplan’s higher education division showed improved operating income in 2006 for both its online and fixed-facility operations due to increased enrollment, particularly with the online programs.
Kaplan made several acquisitions in its test preparation business in 2006, including SpellRead, originator of SpellRead Phonological Auditory Training, a reading intervention program for struggling students; and PMBR, a nationwide provider of test preparation for the Multistate Bar Exam. Kaplan’s international operations expanded in 2006 with the acquisition of Tribeca Learning Limited, a leading provider of education to the Australian financial services sector, and Aspect Education Limited, a major provider of English-language instruction in the U.K., Ireland, Australia, New Zealand, Canada and the U.S. Kaplan’s other international operations include businesses acquired in 2005, such as Singapore-based Asia Pacific Management Institute, a private education provider for undergraduate and postgraduate students in Asia; and The Kidum Group, the leading provider of test preparation services in Israel; as well as businesses acquired in 2003. Kaplan made 11 acquisitions in 2006; the four largest are mentioned above. Over the past several years, Kaplan’s revenues have grown rapidly, while operating income (loss) has fluctuated due largely to various business investments and stock compensation charges.
The cable division has also been a source of recent growth and capital investment. Cable ONE’s industry has experienced significant technological changes that have created new revenue opportunities, such as digital television, broadband and telephony, as well as increased competition, particularly from satellite television service providers and, to a smaller extent, other telephony providers. In the second quarter of 2006, the cable division began offering telephone service on a limited basis using voice over Internet protocol (VoIP); at the end of 2006, cable telephone services were being offered to about half of homes passed with 2,900 subscribers as of December 31, 2006. The continued launch and selling of telephony will be a major emphasis for the division in 2007. The cable division’s subscriber base improved overall in 2006 due to some recovery from Hurricane Katrina at the cable division’s systems on the Gulf Coast of Mississippi. For all other regions, there was a decline in basic video and digital video subscriber categories primarily as a result of the $3 monthly basic rate increase implemented in February 2006; no monthly rate increase for basic cable service is planned in 2007. High-speed data subscribers grew 23% in 2006 (289,000 at the end of 2006, compared to 234,100 at the end 2005), and this continues to have a large favorable impact on the division’s revenue and operating income. The cable division began offering bundled services in 2003 (basic and tier service, digital service, and high-speed data service in one package) with monthly subscriber discounts. In the fourth quarter of 2005, a new bundling service offer was introduced whereby discounts are offered for new subscribers or existing subscribers taking new services (basic service, enhanced digital service, high-speed data service and telephony service, which started in 2006). The bundling elements are priced at $29.95 each for six months, and most $29.95 pricing is available for an extended period of time for customers taking three or more services.
The Company’s newspaper publishing, broadcast television and magazine publishing divisions derive revenue from advertising and, to a lesser extent, circulation and subscriptions. The results of these divisions tend to fluctuate with the overall advertising cycle, among other business factors. Like many other large newspapers in 2006, The Washington Post experienced a decline in advertising demand, particularly in the second half of the year. Overall, print advertising revenue at The Washington Post newspaper declined 4%, with declines in classified, national and retail, offset by increases in zoned advertising. Circulation volume continued a downward trend. However, the Company’s online publishing businesses, Washingtonpost.Newsweek Interactive and Slate, showed 28% revenue growth in 2006.
The Company’s television broadcasting division experienced a large increase in operating income due primarily to significant political and Olympics-related advertising in 2006. The Company will face challenging revenue and operating income comparisons in 2007 due to the absence of significant political and Olympics-related advertising. Newsweek magazine showed an advertising revenue increase of 1% due to increased revenues at the international editions.
The Company generates a significant amount of cash from its businesses that is used to support its operations, to pay down debt, and to fund capital expenditures, share repurchases, dividends and acquisitions.

THE WASHINGTON POST COMPANY

RESULTS OF OPERATIONS — 2006 COMPARED TO 2005
Net income was $324.5 million ($33.68 per share) for the fiscal year 2006 ended December 31, 2006, up from $314.3 million ($32.59 per share) for the fiscal year 2005 ended January 1, 2006. The Company’s results for 2006 and 2005 include several unusual or one-time items, as described below.
Items included in the Company’s results in 2006:

•	Charges of $50.9 million related to early retirement plan buyouts (after-tax impact of $31.7 million, or $3.30 per share);
•	A non-operating write-down of $14.2 million of a marketable equity security (after-tax impact of $9.0 million, or $0.94 per share);
•	A charge of $13.0 million related to an agreement to settle a lawsuit at Kaplan (after-tax impact of $8.3 million, or $0.86 per share);
•	A goodwill impairment charge of $9.9 million at PostNewsweek Tech Media and a $1.5 million loss on the sale of PostNewsweek Tech Media, which was part of the magazine publishing segment (after-tax impact of $7.3 million, or $0.75 per share);
•	Transition costs and operating losses at Kaplan related to acquisitions and start-ups for 2006 of $11.9 million (after-tax impact of $8.0 million, or $0.83 per share);
•	A charge for the cumulative effect of a change in accounting for Kaplan equity awards (after-tax impact of $5.1 million, or $0.53 per share) in connection with the Company’s adoption of Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Share-Based Payment”;
•	A non-operating gain of $43.2 million on the sale of BrassRing, in which the Company held a 49% interest (after-tax impact of $27.4 million, or $2.86 per share);
•	Insurance recoveries of $10.4 million from cable division losses related to Hurricane Katrina (after-tax impact of $6.4 million, or $0.67 per share); and
•	Non-operating gains of $33.8 million from sales of marketable equity securities for the year (after-tax impact of $21.1 million, or $2.19 per share).
Items included in the Company’s results in 2005:

•	Charges and lost revenue associated with Hurricane Katrina and other hurricanes; estimated adverse impact on operating income of $27.5 million (after-tax impact of $17.3 million, or $1.80 per share) primarily at the cable division, but also at the television broadcasting and education divisions; and
•	Non-operating gains of $17.8 million from the sales of non-operating land and marketable securities (after-tax impact of $11.2 million, or $1.16 per share).
Revenue for 2006 was $3,904.9 million, up 10% compared to revenue of $3,553.9 million in 2005. The increase is due mostly to significant revenue growth at the education division, increases at the cable and television broadcasting divisions, and a small increase at the newspaper publishing division, offset by a decline at the magazine publishing division. Advertising revenue increased 3% in 2006, and circulation and subscriber revenue increased 5%. Education revenue increased 19% in 2006, and other revenue was up 3%. The increase in advertising revenue is due primarily to increased revenue at the television broadcasting and magazine publishing divisions, offset by declines in print advertising at The Washington Post. The increase in circulation and subscriber revenue is due to a 12% increase in subscriber revenue at the cable division from continued growth in cable modem, basic and digital service revenue. This increase was offset by a 4% decrease in circulation revenue at The Post, and an 11% decline in Newsweek circulation revenue due to subscription rate declines at the domestic edition and international editions of Newsweek and subscription rate base declines at certain of the international editions. Revenue growth at Kaplan, Inc. (about 31% of which was from acquisitions) accounted for the increase in education revenue.
Operating costs and expenses for the year increased 13% to $3,445.1 million, from $3,039.0 million in 2005. The increase is primarily due to higher expenses from operating growth, and increased stock compensation expense at the education division, charges of $50.9 million in early retirement plan buyouts at The Washington Post and the corporate office, and a reduced pension credit.
Operating income for 2006 declined by 11% to $459.8 million, from $514.9 million in 2005. Much of the decline is due to the unusual or one-time operating items described above, as well as a $24.7 million increase in Kaplan stock compensation expense, offset by strong results at the Company’s cable television and television broadcasting divisions.
The Company’s 2006 operating income includes $21.8 million of net pension credits, compared to $37.9 million in 2005. These amounts exclude $50.9 million and $1.2 million in charges related to early retirement programs in 2006 and 2005, respectively.
DIVISION RESULTS
Education Division. Education division revenue in 2006 increased 19% to $1,684.1 million, from $1,412.4 million in 2005. Excluding revenue from acquired businesses, education division revenue increased 13% in 2006. Kaplan reported operating income of $130.2 million for the year, compared to $157.8 million in 2005. The decline is due to a $24.7 million increase in stock compensation expense; a $13.0 million charge related to an agreement to settle a lawsuit; a $13.3 million operating income decline at Kaplan Professional’s real estate businesses; $11.9 million in transition costs and operating losses from acquisitions and start-ups; a reduction in revenue growth at Kaplan’s test preparation division due to a fourth quarter $6.1 million revenue decrease related to timing of courses and estimates of average course length; and $3.0 million in asset write-downs at the higher education division. These declines were offset by operating income growth at Kaplan’s higher education businesses.
In the second quarter of 2006, Kaplan completed the acquisitions of two businesses: Tribeca Learning Limited, a leading provider of education to the Australian financial services sector, and SpellRead, originator of SpellRead Phonological Auditory Training, a reading intervention program for struggling students. In October 2006, Kaplan completed the acquisitions of two additional businesses: Aspect Education Limited, a major provider of English-language instruction in the U.K., Ireland, Australia, New Zealand, Canada and the U.S.; and PMBR, a nationwide provider of test preparation
2006 FORM 10-K

for the Multistate Bar Exam. These new businesses are all included in the supplemental education results. As noted above, Kaplan incurred $11.9 million in transition costs and operating losses from these acquired businesses and start-ups, most of which are included in the supplemental education results.
In February 2007, Kaplan announced an agreement to acquire EduNeering Holdings, Inc., a provider of knowledge management solutions for organizations in the pharmaceutical, medical device, healthcare, energy and manufacturing sectors. Headquartered in Princeton, N.J., EduNeering will become part of Kaplan Professional. The acquisition is expected to close in March 2007.
A summary of operating results for 2006 compared to 2005 is as follows (in thousands):

	2006	2005	% Change

Revenue
Supplemental education	$805,152	$690,815	17
Higher education	878,989	721,579	22

	$1,684,141	$1,412,394	19

Operating income (loss)
Supplemental education	$109,887	$117,075	(6)
Higher education	103,938	82,660	26
Kaplan corporate overhead	(50,726)	(33,305)	(52)
Other	(32,910)	(8,595)	—

	$130,189	$157,835	(18)

Supplemental education includes Kaplan’s test preparation, professional training and Score! businesses. Excluding revenue from acquired businesses, supplemental education revenue grew by 7% in 2006. Test preparation revenue grew by 22% due to strong enrollment in the GMAT, MCAT, nursing and English-language course offerings, as well as from acquisitions (the October 2006 Aspect and PMBR acquisitions and the August 2005 acquisition of The Kidum Group, the leading provider of test preparation services in Israel). Also included in supplemental education is FTC Kaplan Limited (FTC). Headquartered in London, FTC primarily provides training services for accountants and financial services professionals, with training centers in the U.K. and Asia. FTC revenue grew by 25% in 2006 due to favorable exchange rates, higher enrollments, price increases and an acquisition. Supplemental education also includes professional real estate, insurance, securities and other professional courses and related products. In April 2005, Kaplan Professional completed the acquisition of BISYS Education Services, a provider of licensing education and compliance solutions for financial services institutions and professionals. Kaplan Professional revenue increased 3% in 2006 due primarily to acquisitions; however, there was soft market demand for Kaplan Professional’s real estate book publishing and real estate course offerings. For the real estate businesses of Kaplan Professional, operating income declined $13.3 million compared to 2005. Also included in supplemental education is Tribeca Learning Limited, which was acquired in the second quarter of 2006 as discussed above. The final business within supplemental education is Score!, which provides academic enrichment to children. Revenue and operating income at Score! were down for 2006. There were 161 Score! centers at the end of December 2006, compared to 168 at the end of December 2005. Operating income for supplemental education is down largely due to soft market demand in Kaplan Professional’s real estate businesses, transition costs and operating losses related to acquisitions, and the reduction in revenue growth at Kaplan’s test preparation division due to a fourth quarter revenue decrease related to timing of courses and estimates of average course length (discussed above).
Higher education includes all of Kaplan’s post-secondary education businesses, including fixed-facility colleges as well as online post-secondary and career programs. In May 2005, Kaplan acquired Singapore-based Asia Pacific Management Institute, a private education provider for undergraduate and postgraduate students in Asia. Excluding revenue from acquired businesses, higher education revenue grew 19% for 2006. Higher education enrollments increased 7% to 75,800 at December 31, 2006, compared to 70,900 at December 31, 2005, with most of the enrollment growth occurring in the online programs. Higher education results for the online programs in 2006 benefited from increases in both price and demand, as well as an increase in the number of course offerings. Higher education results were adversely affected by $3.0 million in asset write-downs related to three campuses in the fourth quarter of 2006; an additional $3.0 million of expense related to lease obligation charges is expected to be incurred in the first and second quarters of 2007.
Corporate overhead represents unallocated expenses of Kaplan, Inc.’s corporate office. Corporate expenses increased in 2006 primarily due to a fourth quarter 2006 charge of $13.0 million related to an agreement to settle a lawsuit.
Other includes charges for incentive compensation arising from equity awards under the Kaplan stock option plan, which was established for certain members of Kaplan’s management. In addition, Other includes amortization of certain intangibles. In the first quarter of 2006, the Company adopted SFAS 123R, which required the Company to change its accounting for Kaplan equity awards from the intrinsic value method to the fair-value-based method of accounting (see additional discussion below regarding the cumulative effect of change in accounting principle). Excluding Kaplan stock compensation expense recorded as a result of this change in accounting, Kaplan recorded stock compensation expense of $27.7 million in 2006, compared to $3.0 million in 2005. The increase in the charge for 2006 reflects growth and improved prospects for several Kaplan businesses.
Newspaper Publishing Division. Newspaper publishing division revenue in 2006 increased 1% to $961.9 million, from $957.1 million in 2005. Division operating income for 2006 totaled $63.4 million, compared to $125.4 million in 2005. The decline in operating results for 2006 is due primarily to $47.1 million in pre-tax charges associated with early retirement plan buyouts at The Washington Post and a decrease in print advertising at The Post, offset by improved results at the division’s online publishing activities, both washingtonpost.com and Slate, and a $2.3 million

THE WASHINGTON POST COMPANY

pre-tax gain on the sale of property. Operating income at the newspaper division was also adversely impacted in 2006 by a 4% increase in newsprint expense for the entire newspaper division. Operating margin at the newspaper publishing division was 7% for 2006 and 13% for 2005, with the decline primarily due to the $47.1 million in early retirement plan buyouts.
Print advertising revenue at The Post in 2006 declined 4% to $573.2 million, from $595.8 million in 2005. The Post reported declines in classified, national and retail advertising in 2006, offset by increases in zoned advertising. Classified recruitment advertising revenue was down 14% to $68.1 million in 2006, from $79.3 million in 2005.
Daily circulation at The Post declined 2.9%, and Sunday circulation declined 3.2% in 2006; average daily circulation totaled 673,900 (unaudited), and average Sunday circulation totaled 937,700 (unaudited).
During 2006, revenue generated by the Company’s online publishing activities, primarily washingtonpost.com, increased 28% to $102.7 million, from $80.2 million in 2005. Display online advertising revenue grew 46%, and online classified advertising revenue on washingtonpost.com increased 18%. A small portion of the Company’s online publishing revenue is included in the magazine publishing division.
Television Broadcasting Division. Revenue for the television broadcasting division increased 9% to $361.9 million in 2006, from $331.8 million in 2005, due to an increase of $27.9 million in political advertising and $6.3 million in incremental winter Olympics-related advertising at the Company’s NBC affiliates.
Operating income for 2006 increased 13% to $160.8 million, from $142.5 million in 2005. The increase in operating income is primarily related to the significant political and Olympics revenue in 2006 discussed above, as well as the adverse impact of 2005 hurricanes in Florida and Texas. Operating margin at the broadcast division was 44% for 2006 and 43% for 2005.
Competitive market position remained strong for the Company’s television stations. KSAT in San Antonio, WPLG in Miami and WJXT in Jacksonville ranked number one in the November 2006 ratings period, Monday through Friday, sign-on to sign-off; WDIV in Detroit and WKMG in Orlando ranked second; and KPRC in Houston ranked third.
Magazine Publishing Division. Revenue for the magazine publishing division totaled $331.0 million for 2006, a 4% decline from $344.9 million for 2005. The decrease in revenue for 2006 reflects declines in both Newsweek circulation revenue and revenue at PostNewsweek Tech Media, offset by a 1% increase in Newsweek advertising revenue related to increased ad pages at the international editions of Newsweek.
Operating income totaled $27.9 million for 2006, compared to $45.1 million for 2005. The decline in 2006 operating income is due primarily to a $9.9 million goodwill impairment charge at PostNewsweek Tech Media in the third quarter of 2006 and a $1.5 million loss on the sale of PostNewsweek Tech Media recorded in the fourth quarter of 2006. Also adversely impacting results were lower Newsweek circulation revenue and a reduced pension credit, offset by lower operating expenses at Newsweek and a $1.5 million early retirement charge at Newsweek International in the third quarter of 2005. Operating margin at the magazine publishing division was 8% for 2006 and 13% for 2005, including the pension credit, with the decline primarily due to losses at PostNewsweek Tech Media.
All revenue and operating results of the magazine publishing division for 2006 and 2005 include PostNewsweek Tech Media up to the sale date of December 22, 2006.
Cable Television Division. Cable television division revenue of $565.9 million for 2006 represents an 11% increase from $507.7 million in 2005. The 2006 revenue increase is due primarily to continued growth in the division’s cable modem revenue and a $3 monthly rate increase for basic cable service at most of its systems, effective February 1, 2006. Hurricane Katrina had an adverse impact on 2005 revenue of approximately $12.5 million, from subscriber losses and the granting of a 30-day service credit to the division’s 94,000 pre-hurricane Gulf Coast subscribers. In 2006, subscriber losses from the hurricane resulted in lost revenue of approximately $12.4 million.
Cable television division operating income increased in 2006 to $120.0 million, from $76.7 million in 2005. The increase in operating income for 2006 is due to several factors, including the division’s revenue growth and an additional $10.4 million in hurricane-related insurance recoveries recorded during the second quarter of 2006 as a reduction of expense in connection with a final settlement on cable division Hurricane Katrina insurance claims. Also, Hurricane Katrina had an estimated adverse impact of $23.7 million on the cable division’s results in 2005, when the Company recorded $9.6 million in property, plant and equipment losses; incurred an estimated $9.4 million in incremental cleanup, repair and other expenses associated with the hurricane; and experienced an estimated $9.7 million reduction in operating income from subscriber losses and the granting of a 30-day service credit to all of its 94,000 pre-hurricane Gulf Coast subscribers. Offsetting these items, a $5.0 million insurance recovery was recorded for part of the hurricane losses through December 31, 2005 under the Company’s property and business interruption insurance program (this was recorded as a reduction of cable division expense in the fourth quarter of 2005). Cable division results in 2006 continue to include the impact of subscriber losses and expenses as a result of Hurricane Katrina. As noted above, the Company estimates that lost revenue for 2006 was approximately $12.4 million; variable cost savings offset a portion of the lost revenue impact on the cable division’s operating income. The Company also incurred an estimated $5.4 million in incremental cleanup and repair expense in 2006. Operating margin at the cable television division increased to 21% in 2006, from 15% in 2005, due to a strong year in 2006 and to the adverse impact of the hurricane on 2005 results.
At December 31, 2006, the Gulf Coast region shows increases in all Revenue Generating Unit (RGU) categories compared to esti-
2006 FORM 10-K

mated subscriber counts as of December 31, 2005. For all other regions, there is an increase in RGUs due to continued growth in high-speed data subscribers, offset by a decline in basic video and digital video subscriber categories primarily as a result of the $3 monthly basic rate increase implemented in February 2006. The cable division began offering telephone services on a very limited basis in the second quarter of 2006; as of December 31, 2006, telephone services are being offered to about half of homes passed. A summary of RGUs broken down by Gulf Coast and all other regions is as follows:

Cable Television Division	December 31,	December 31,
Subscribers	2006	2005*

Gulf Coast Region
Basic	84,531	72,770
Digital	31,686	27,501
High-speed data	36,335	24,049
Telephony	—	—

Total	152,552	124,320

All Other Regions
Basic	609,019	616,408
Digital	182,187	186,900
High-speed data	252,675	210,012
Telephony	2,925	—

Total	1,046,806	1,013,320

Total
Basic	693,550	689,178
Digital	213,873	214,401
High-speed data	289,010	234,061
Telephony	2,925	—

Total	1,199,358	1,137,640

*Gulf Coast region subscriber figures as of December 31, 2005 are estimated and reflect a 21,400, 7,700 and 3,100 decline, respectively, in estimated basic, digital and high-speed data subscribers due to Hurricane Katrina.
RGUs include about 6,500 subscribers who receive free basic video service, primarily local governments, schools and other organizations as required by various franchise agreements.
Below are details of cable division capital expenditures for 2006 and 2005, in the NCTA Standard Reporting Categories (in millions):

	2006	2005

Customer premise equipment	$49.7	$30.0
Commercial	0.1	0.2
Scaleable infrastructure	24.4	8.1
Line extensions	19.4	14.6
Upgrade/rebuild	9.5	13.1
Support capital	39.4	45.3

Total	$142.5	$111.3

Corporate Office. The corporate office operating expenses increased to $42.5 million in 2006, from $32.6 million in 2005. The increase is due to $3.8 million in pre-tax charges recorded in the second quarter of 2006 associated with early retirement plan buyouts at the corporate office, increased technology costs and other compensation related expenses.
Equity in Earnings (Losses) of Affiliates. The Company’s equity in earnings of affiliates for 2006 was $0.8 million, compared to losses of $0.9 million in 2005. The Company’s affiliate investments at the end of 2006 consisted primarily of a 49% interest in Bowater Mersey Paper Company Limited. In November 2006, the Company sold its 49% interest in BrassRing and recorded a pre-tax non-operating gain of $43.2 million in the fourth quarter of 2006.
Non-Operating Items. The Company recorded other non-operating income, net, of $73.5 million in 2006, compared to $9.0 million in 2005. The 2006 non-operating income, net, comprises a $43.2 million gain from the sale of the Company’s interest in BrassRing, $33.8 million in gains related to the sales of marketable securities and $11.9 million in foreign currency gains, offset by a $14.2 million write-down of a marketable equity security and other non-operating items. The 2005 non-operating income comprises $17.8 million in gains related to the sales of non-operating land and marketable securities, offset by $8.1 million in foreign currency losses and other non-operating items.
A summary of non-operating income (expense) for the years ended December 31, 2006 and January 1, 2006 follows (in millions):

	2006	2005

Gain on sale of affiliate	$43.2	$—
Gain on sales of marketable securities	33.8	12.7
Foreign currency gains (losses), net	11.9	(8.1)
Impairment write-downs on investments	(15.1)	(1.5)
Gain on sales of non-operating land	—	5.1
Other (losses) gains	(0.3)	0.8

Total	$73.5	$9.0

The Company incurred net interest expense of $14.9 million in 2006, compared to $23.4 million in 2005. The decline in net interest expense is primarily due to increases in interest income in 2006. At December 31, 2006, the Company had $407.2 million in borrowings outstanding at an average interest rate of 5.5%; at January 1, 2006, the Company had $428.4 million in borrowings outstanding at an average interest rate of 5.4%.
Income Taxes. The effective tax rate was 36.5% for 2006 and 37.1% for 2005. The decline in the 2006 effective tax rate is primarily due to lower state taxes. A significant portion of the lower state taxes in 2006 is not expected to recur in 2007. Accordingly, the Company expects an effective tax rate in 2007 of approximately 38.25% due to higher state taxes, offset in part by lower taxes provided with respect to increased earnings of foreign subsidiaries.
Cumulative Effect of Change in Accounting Principle. In the first quarter of 2006, the Company adopted SFAS 123R, which requires companies to record the cost of employee services in exchange for stock options based on the grant-date fair value of the awards. SFAS 123R did not have any impact on the Company’s

THE WASHINGTON POST COMPANY

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
RESULTS OF OPERATIONS — 2005 COMPARED TO 2004
Net income was $314.3 million ($32.59 per share) for the fiscal year 2005 ended January 1, 2006, down from $332.7 million ($34.59 per share) for the fiscal year 2004 ended January 2, 2005. Operating results for the Company in 2005 include the impact of charges and lost revenues associated with Katrina and other hurricanes; the Company estimates that the adverse impact on operating income was approximately $27.5 million (after-tax impact of $17.3 million, or $1.80 per share). Most of the impact was at the cable division, but the television broadcasting and education divisions were also adversely impacted. 2005 results also include non-operating gains from the sales of non-operating land and marketable securities (after-tax impact of $11.2 million, or $1.16 per share).
About 94,000 of the cable division’s pre-hurricane subscribers were located on the Gulf Coast of Mississippi, including Gulfport, Biloxi, Pascagoula and other neighboring communities where storm damage from Hurricane Katrina was significant. Overall, the hurricane had an estimated adverse impact of $23.7 million on the cable division’s results in 2005. Through the end of 2005, the Company recorded $9.6 million in property, plant and equipment losses; incurred an estimated $9.4 million in incremental cleanup, repair and other expenses in connection with the hurricane; and experienced an estimated $9.7 million reduction in operating income from subscriber losses and the granting of a 30-day service credit to all of its 94,000 pre-hurricane Gulf Coast subscribers. As of December 31, 2005, the Company recorded a $5.0 million receivable for recovery of a portion of cable hurricane losses through December 31, 2005 under the Company’s property and business interruption insurance program; this recovery was recorded as a reduction of cable division expense in the fourth quarter of 2005.
Revenue for 2005 was $3,553.9 million, up 8% compared to $3,300.1 million in 2004. The increase in revenue is due mostly to significant revenue growth at the education division, along with small increases at the Company’s newspaper publishing and cable divisions, offset by declines at the Company’s television broadcasting and magazine publishing divisions. Advertising revenue declined 2% in 2005, and circulation and subscriber revenue increased 1%. Education revenue increased 24% in 2005, and other revenue was up 1%. The decrease in advertising revenue is primarily due to declines in the television broadcasting and magazine publishing divisions. The increase in circulation and subscriber revenue is due to a 3% increase in subscriber revenue at the cable division from continued growth in cable modem, basic and digital service revenues, offset by a 2% decrease in circulation revenue at The Post, and a 3% decline in Newsweek circulation revenues due primarily to subscription rate declines at the domestic and international editions of Newsweek. Revenue growth at Kaplan, Inc. (about 27% of which was from acquisitions) accounted for the increase in education revenue.
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
DIVISION RESULTS
Education Division. Education division revenue in 2005 increased 24% to $1,412.4 million, from $1,134.9 million in 2004. Excluding revenue from acquired businesses, primarily in the higher education division and the professional training schools that are part of supplemental education, education division revenue increased 18% in 2005. Kaplan reported operating income of $157.8 million for the year, compared to $121.5 million in 2004; a large portion of the improvement is from a $29.5 million decline in Kaplan stock compensation costs. A summary of operating results for 2005 compared to 2004 is as follows (in thousands):

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
2006 FORM 10-K

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
Higher education includes all of Kaplan’s post-secondary education businesses, including fixed-facility colleges as well as online post-secondary and career programs. In May 2005, Kaplan acquired Singapore-based Asia Pacific Management Institute (APMI), a private education provider for undergraduate and postgraduate students in Asia. Excluding revenue from acquired businesses, higher education revenues grew by 23% in 2005. Higher education enrollments increased by 21% to 70,900 at December 31, 2005, compared to 58,500 at the end of 2004, with most of the new enrollment growth occurring in the online programs. Increased operating costs associated with expansion activities at both the online and the fixed-facility operations, including new program offerings and higher facility and advertising expenses, contributed significantly to the year-to-date declines in operating income.
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

THE WASHINGTON POST COMPANY

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
Cable division operating income decreased in 2005 to $76.7 million, from $104.2 million in 2004. The decline in operating income in 2005 is due mostly to Hurricane Katrina, which had an estimated adverse impact of $23.7 million on the cable division’s results. Through the end of 2005, the cable division recorded $9.6 million in property, plant and equipment losses; incurred an estimated $9.4 million in incremental cleanup, repair and other expenses associated with the hurricane; and experienced an estimated $9.7 million reduction in operating income from subscriber losses and the granting of a 30-day service credit to all of its 94,000 pre-hurricane Gulf Coast subscribers. Offsetting these items, as of December 31, 2005, the Company has recorded a $5.0 million receivable for recovery of a portion of cable hurricane losses through December 31, 2005 under the Company’s property and business interruption insurance program; this recovery was recorded as a reduction of cable division expense in the fourth quarter of 2005. The decrease in operating income is also due to higher depreciation, programming and customer service costs. Operating margin at the cable television division declined to 15% in 2005, from 21% in 2004, due largely to the impact of the hurricane.
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
A summary of non-operating income (expense) for the years ended January 1, 2006 and January 2, 2005 follows (in millions):

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
2006 FORM 10-K

the Company had $428.4 million in borrowings outstanding at an average interest rate of 5.4%; at January 2, 2005, the Company had $484.1 million in borrowings outstanding at an average interest rate of 5.1%.
Income Taxes. The effective tax rate was 37.1% for 2005 and 38.7% for 2004. The 2005 effective tax rate benefited from lower taxes provided on foreign earnings and an increase in foreign tax credits.
FINANCIAL CONDITION: CAPITAL RESOURCES AND LIQUIDITY
Acquisitions and Dispositions. During 2006, Kaplan acquired 11 businesses in its test preparation, professional and higher education divisions for a total of $143.4 million, financed with cash. The largest of these included Tribeca Learning Limited, a leading provider of education to the Australian financial services sector; SpellRead, originator of SpellRead Phonological Auditory Training, a reading intervention program for struggling students; Aspect Education Limited, a major provider of English-language instruction with schools located in the U.K., Ireland, Australia, New Zealand, Canada and the U.S.; and PMBR, a nationwide provider of test preparation for the Multistate Bar Exam. Most of the purchase price for the 2006 acquisitions was allocated on a preliminary basis to goodwill and other intangibles.
In the fourth quarter of 2006, the Company recorded a $43.2 million pre-tax gain on the sale of BrassRing, in which the Company held a 49% interest. Also in the fourth quarter of 2006, the Company recorded a $1.5 million loss on the sale of PostNewsweek Tech Media, which was part of the Company’s magazine publishing segment.
In February 2007, Kaplan announced an agreement to acquire EduNeering Holdings, Inc., a provider of knowledge management solutions for organizations in the pharmaceutical, medical device, healthcare, energy and manufacturing sectors. Headquartered in Princeton, N.J., EduNeering will become part of Kaplan Professional. The acquisition is expected to close in March 2007.
During 2005, Kaplan acquired 10 businesses in its higher education, professional and test preparation divisions for a total of $140.1 million, financed with cash and $3.0 million in debt. The largest of these included BISYS Education Services, a provider of licensing education and compliance solutions for financial service institutions and professionals; The Kidum Group, the leading provider of test preparation services in Israel; and Asia Pacific Management Institute, a private education provider for undergraduate and postgraduate students in Asia. In January 2005, the Company completed the acquisition of Slate, the online magazine, which is included as part of the Company’s newspaper publishing division. Most of the purchase price for the 2005 acquisitions was allocated to goodwill and other intangibles, and property, plant and equipment.
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
Capital Expenditures. During 2006, the Company’s capital expenditures totaled $284.0 million; about $13.6 million is related to rebuilding efforts on the Gulf Coast of Mississippi due to Hurricane Katrina. The Company’s capital expenditures for 2006, 2005 and 2004 are disclosed in Note N to the Consolidated Financial Statements. The Company estimates that its capital expenditures will be in the range of $260 million to $285 million in 2007.
Investments in Marketable Equity Securities. At December 31, 2006, the fair value of the Company’s investments in marketable equity securities was $354.7 million, which includes $325.8 million in Berkshire Hathaway Inc. Class A and B common stock and $28.9 million of various common stocks of publicly traded companies with education concentrations.
At December 31, 2006 and January 1, 2006, the gross unrealized gain related to the Company’s Berkshire stock investment totaled $140.9 million and $77.4 million, respectively. The Company presently intends to hold the Berkshire common stock investment long term, thus the investment has been classified as a non-current asset in the Consolidated Balance Sheets. The gross unrealized gain related to the Company’s other marketable security investments totaled $0.1 million and $18.3 million at December 31, 2006 and January 1, 2006, respectively.
Common Stock Repurchases and Dividend Rate. During 2006, the Company repurchased 77,300 shares of its Class B common stock at a cost of $56.6 million; in 2005 and 2004, there were no share repurchases. At December 31, 2006, the Company had authorization from the Board of Directors to purchase up to 465,500 shares of Class B common stock. The annual dividend rate for 2007 was increased to $8.20 per share, from $7.80 per share in 2006 and from $7.40 per share in 2005.
Liquidity. At December 31, 2006, the Company had $348.1 million in cash and cash equivalents, compared to $215.9 million at January 1, 2006. As of December 31, 2006 and January 1, 2006, the Company had commercial paper and money market investments of $142.9 million and $59.2 million, respectively, that are classified as “Cash and cash equivalents” in the Company’s Consolidated Balance Sheet.
At December 31, 2006, the Company had $407.2 million in total debt outstanding, which comprised $399.4 million of 5.5% unsecured notes due February 15, 2009, and $7.8 million in other debt. The unsecured notes require semi-annual interest payments of $11.0 million, payable on February 15 and August 15.
During 2006, the Company’s borrowings, net of repayments, decreased by $21.2 million, and the Company’s commercial paper and money market investments increased by $83.7 million; this activity is primarily due to cash flow from operations.

THE WASHINGTON POST COMPANY

During the third quarter of 2006, the Company replaced its expiring $250 million 364-day revolving credit facility and its 5-year $350 million revolving credit facility with a new $500 million 5-year revolving credit facility on essentially the same terms. The new facility expires in August 2011. This revolving credit facility agreement supports the issuance of the Company’s short-term commercial paper and provides for general corporate purposes.
During 2006 and 2005, the Company had average borrowings outstanding of approximately $418.7 million and $442.0 million, respectively, at average annual interest rates of approximately 5.5% and 5.4%, respectively. The Company incurred net interest costs on its borrowings of $14.9 million and $23.4 million during 2006 and 2005, respectively.
At December 31, 2006 and January 1, 2006, the Company had working capital of $131.6 million and $123.6 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.
The Company’s net cash provided by operating activities, as reported in the Company’s Consolidated Statements of Cash Flows, was $594.8 million in 2006, compared to $522.8 million in 2005.
The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds. In management’s opinion, the Company will have ample liquidity to meet its various cash needs in 2007.
The following reflects a summary of the Company’s contractual obligations and commercial commitments as of December 31, 2006:
Contractual Obligations
(in thousands)

	2007	2008	2009	2010	2011	Thereafter	Total

Debt and interest	$27,622	$23,387	$411,184	$—	$—	$—	$462,193
Programming purchase commitments(1)	147,777)	128,325	101,327	78,548	70,300	143,965	670,242
Operating leases	109,343	98,345	86,879	75,370	59,309	197,403	626,649
Other purchase obligations(2)	289,931)	116,967	80,699	11,570	6,858	1,133	507,158
Long-term liabilities(3)	5,776)	6,139	6,552	7,036	7,432	62,636	95,571

Total	$580,449	$373,163	$686,641	$172,524	$143,899	$405,137	$2,361,813

(1)	Includes commitments for the Company’s television broadcasting and cable television businesses that are reflected in the Company’s Consolidated Balance Sheets and commitments to purchase programming to be produced in future years.

(2)	Includes purchase obligations related to newsprint contracts, printing contracts, employment agreements, circulation distribution agreements, capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the table above. Any amounts for which the Company is liable under purchase orders are reflected in the Company’s Consolidated Balance Sheets as “Accounts payable and accrued liabilities.”

(3)	Primarily made up of postretirement benefit obligations other than pensions. The Company has other long-term liabilities excluded from the table above, including obligations for deferred compensation, long-term incentive plans and long-term deferred revenue.
Other Commercial Commitments
(in thousands)

Line of
Fiscal Year	Credit

2007	$—
2008	—
2009	—
2010	—
2011	500,000
Thereafter	—

Total	$500,000

Other. The Company does not have any off-balance-sheet arrangements or financing activities with special-purpose entities (SPEs). Transactions with related parties, as discussed in Note C to the Consolidated Financial Statements, are in the ordinary course of business and are conducted on an arm’s-length basis.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements. Actual results will inevitably differ to some extent from these estimates.
The following are accounting policies that management believes are the most important to the Company’s portrayal of the Company’s financial condition and results and require management’s most difficult, subjective or complex judgments.
Revenue Recognition and Trade Accounts Receivable, Less Estimated Returns, Doubtful Accounts and Allowances. The Company’s revenue recognition policies are described in Note A to the Consolidated Financial Statements. Education revenue is recognized ratably over the period during which educational services are delivered. At Kaplan’s test preparation division, estimates of average student course length are developed for each course, along with estimates for the anticipated level of student drops and refunds from test performance guarantees, and these estimates are evaluated on an ongoing basis and adjusted as necessary. In the fourth quarter of 2006, Kaplan recorded a $6.1 million revenue decrease at the test preparation division related to course timing and estimates of average course length. As Kaplan’s businesses and related course offerings have expanded, including distance-learning businesses and contracts with school districts as part of its K12 business, the complexity and significance of management estimates have increased. Revenues from magazine retail sales are recognized on the later of delivery or the cover date, with adequate provision made for
2006 FORM 10-K

anticipated sales returns. The Company bases its estimates for sales returns on historical experience and has not experienced significant fluctuations between estimated and actual return activity.
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
Pension Costs. Excluding special termination benefits related to early retirement programs, the Company’s net pension credit was $21.8 million, $37.9 million and $42.0 million for 2006, 2005 and 2004, respectively. The Company’s pension benefit costs are actuarially determined and are impacted significantly by the Company’s assumptions related to future events, including the discount rate, expected return on plan assets and rate of compensation increases. At December 28, 2003, the Company reduced its discount rate assumption from 6.75% to 6.25%. Due to the reduction in the discount rate, a plan amendment from June 2003, and a reduction in the actuarial gain amortization, offset by higher than expected investment returns in 2003, the pension credit for 2004 declined by $13.2 million compared to 2003. At January 2, 2005, the Company reduced its discount rate assumption from 6.25% to 5.75%, and during the first quarter of 2005, the Company changed to a more current Mortality Table. As a result, the pension credit in 2005 declined by $4.0 million compared to 2004. At January 1, 2006, the Company reduced its expected return on plan assets from 7.5% to 6.5%; the pension credit for 2006 declined by $16.1 million compared to 2005, largely due to this change. At December 31, 2006, the Company raised its assumption on discount rate from 5.75% to 6.0%; the pension credit for 2007 is expected to be approximately the same as in 2006. For each one-half percent increase or decrease to the Company’s assumed expected return on plan assets, the pension credit increases or decreases by approximately $7 million. For each one-half percent increase or decrease to the Company’s assumed discount rate, the pension credit increases or decreases by approximately $5 million. The Company’s actual rate of return on plan assets was 9.0% in 2006, 7.6% in 2005 and 4.3% in 2004, based on plan assets at the beginning of each year.
The Company adopted Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” on December 31, 2006. SFAS 158 has no impact on pension or other postretirement plan expense or credit recognized in the Company’s results of operations, but the new standard requires the Company to recognize the funded status of pension and other postretirement benefit plans on its balance sheet at December 31, 2006. The overall impact of the adoption of SFAS 158, taking into account the Company’s pension and other postretirement plans, was a $270 million increase in the Company’s Common Shareholders’ Equity (accumulated other comprehensive income). Of this increase, $246 million relates to the Company’s recognizing the funded status of its pension plans ($410 million in additional prepaid pension cost, net of deferred taxes of $164 million). Note H to the Consolidated Financial Statements provides additional details surrounding pension costs and related assumptions.
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
In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Share-Based Payment.” SFAS 123R requires companies to record the cost of employee services in exchange for stock options based on the grant-date fair value of the awards. The adoption of SFAS 123R required the Company to change its accounting for Kaplan equity awards from the intrinsic value method to the fair-value-based method of accounting. This change in accounting resulted in the acceleration of expense recognition for Kaplan equity awards; however, it will not impact the overall Kaplan stock compensation expense that will ultimately be recorded over the life of the award. As a result, for the year ended December 31, 2006, the Company reported a $5.1 million after-tax charge for the cumulative effect of change in accounting for Kaplan equity awards ($8.2 million in pre-tax Kaplan stock compensation expense).
The amount of compensation expense varies directly with the estimated fair value of Kaplan’s common stock, the number of options outstanding and the key assumptions used to determine the fair value of Kaplan stock options under the Black-Scholes method (these key assumptions include expected life, interest rate, volatility and dividend yield). The estimated fair value of Kaplan’s common stock is based upon a comparison of operating results and public market values of other education companies and is determined by the Company’s compensation committee of the Board of Directors (the committee), with input from management and an independent outside valuation firm. Over the past several years, the value of education companies has fluctuated significantly, and consequently, there has been significant volatility in the amounts recorded as expense each year as well as on a quarterly basis.
A small number of key Kaplan executives continue to hold the remaining 73,352 outstanding Kaplan stock options (representing about 5.2% of Kaplan’s common stock), with approximately 2% of these options expiring in 2007 and 98% expiring in 2011. In January 2007, the committee set the fair value price at $2,115 per share. Option holders have a 30-day window in which to exercise at this price, after which time the committee has the right to determine a new price in the event of an exercise. Also in the first two months of 2007, 5,202 Kaplan stock options were exercised, and 3,262 Kaplan stock options were awarded at an option price of $2,115 per share.

THE WASHINGTON POST COMPANY

In December 2005, the compensation committee awarded to a senior manager Kaplan shares equal in value to $4.8 million, with the number of shares determined by the January 2006 valuation. In 2006, based on a $1,833 per share value, 2,619 shares were issued. In December 2006, the compensation committee awarded to a senior manager Kaplan shares equal in value to $4.6 million, with the number of shares determined by the January 2007 valuation. In 2007, based on the $2,115 per share value, 2,175 shares will be issued.
Excluding Kaplan stock compensation expense of $8.2 million recorded as a result of the change in accounting under SFAS 123R, Kaplan recorded stock compensation expense of $27.7 million for 2006, compared to $3.0 million for 2005 and $32.5 million for 2004. In 2006, 2005 and 2004, total payouts were $31.1 million, $35.2 million and $10.3 million, respectively. At December 31, 2006, the Company’s accrual balance related to Kaplan stock-based compensation totaled $68.0 million. If Kaplan’s profits increase and the value of education companies increases in 2007, there will be significant Kaplan stock-based compensation in 2007.
Note G to the Consolidated Financial Statements provides additional details surrounding Kaplan stock compensation.
Goodwill and Other Intangibles. The Company reviews goodwill and indefinite-lived intangibles at least annually for impairment, generally utilizing a discounted cash flow model. In the third quarter of 2006, as a result of a challenging advertising environment, the Company completed a review of the carrying value of goodwill at PostNewsweek Tech Media and recorded an impairment charge of $9.9 million to write-down PostNewsweek Tech Media’s goodwill to its estimated fair value utilizing a discounted cash flow model. In the case of the Company’s cable systems, both a discounted cash flow model and a market approach employing comparable sales analysis are considered. In reviewing the carrying value of goodwill and indefinite-lived intangible assets at the cable division, the Company aggregates its cable systems on a regional basis. The Company must make assumptions regarding estimated future cash flows and market values to determine a reporting unit’s estimated fair value. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. At December 31, 2006, the Company has $1,789.8 million in goodwill and other intangibles, net.
OTHER
New Accounting Pronouncements. In June 2006, FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” was issued. FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company is required to implement FIN 48 in the first quarter of 2007. The Company has determined that there are no material transactions or material tax positions taken by the Company that would fail to meet the more likely than not threshold established by FIN 48 for recognizing transactions or tax positions in financial statements. In making this determination, the Company presumes that all matters will be examined with full knowledge of all relevant information by appropriate taxing authorities and that the Company will pursue, if necessary, resolution by related appeals or litigation. The Company has accrued a tax liability for certain tax positions reflected in the financial statements where it is uncertain the full tax benefit associated with the tax positions will ultimately be recognized. The amount of tax liability accrued for these uncertain tax positions is not material to the Company’s financial position or results of operations, and the Company expects that the adoption of FIN 48 during the first quarter of 2007 will not have a material impact on the Company’s financial position or results of operations.
The Company’s adoption of SFAS 123R and SFAS 158 is discussed in Critical Accounting Policies and Estimates above. Also, Note G to the Consolidated Financial Statements provides additional details on the adoption of SFAS 123R, and Note H provides additional details on the adoption of SFAS 158.
2006 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of The Washington Post Company:
We have completed integrated audits of The Washington Post Company’s consolidated financial statements, referred to under Item 15(1) on page 33 and listed in the index on page 35 and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements referred to under Item 15(1) on page 33 and listed in the index on page 35 present fairly, in all material respects, the financial position of The Washington Post Company and its subsidiaries at December 31, 2006 and January 1, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Notes G and H to the financial statements, The Washington Post Company changed the manner in which it accounts for share-based compensation and the manner in which it accounts for defined benefit pensions and other postretirement plans, both in fiscal 2006.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
McLean, Virginia
February 28, 2007

THE WASHINGTON POST COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal year ended

	December 31,	January 1,	January 2,
(in thousands, except per share amounts)	2006	2006	2005

Operating Revenues
Education	$1,684,141	$1,412,394	$1,134,891
Advertising	1,358,739	1,317,484	1,346,870
Circulation and subscriber	782,527	747,079	741,810
Other	79,520	76,930	76,533

	3,904,927	3,553,887	3,300,104

Operating Costs and Expenses
Operating	2,042,393	1,909,615	1,717,059
Selling, general and administrative	1,180,528	931,337	835,367
Depreciation of property, plant and equipment	205,295	190,543	175,338
Amortization of intangibles and goodwill impairment charge	16,907	7,478	9,334

	3,445,123	3,038,973	2,737,098

Income from Operations	459,804	514,914	563,006
Equity in earnings (losses) of affiliates	790	(881)	(2,291)
Interest income	10,431	3,385	1,622
Interest expense	(25,343)	(26,754)	(28,032)
Other income (expense), net	73,452	8,980	8,127

Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle	519,134	499,644	542,432
Provision for Income Taxes	189,600	185,300	209,700

Income Before Cumulative Effect of Change in Accounting Principle	329,534	314,344	332,732
Cumulative Effect of Change in Method of Accounting for Share-based Payments, Net of Taxes	(5,075)	—	—

Net Income	324,459	314,344	332,732
Redeemable Preferred Stock Dividends	(981)	(981)	(992)

Net Income Available for Common Shares	$323,478	$313,363	$331,740

Basic Earnings per Common Share:
Before Cumulative Effect of Change in Accounting Principle	$34.34	$32.66	$34.69
Cumulative Effect of Change in Accounting Principle	(0.53)	—	—

Net Income Available for Common Shares	$33.81	$32.66	$34.69

Diluted Earnings per Common Share:
Before Cumulative Effect of Change in Accounting Principle	$34.21	$32.59	$34.59
Cumulative Effect of Change in Accounting Principle	(0.53)	—	—

Net Income Available for Common Shares	$33.68	$32.59	$34.59

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal year ended

	December 31,	January 1,	January 2,
(in thousands)	2006	2006	2005

Net Income	$324,459	$314,344	$332,732
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	17,650	(8,834)	9,601
Change in net unrealized gain on available-for-sale securities	64,858	(15,014)	63,022
Less reclassification adjustment for realized gains included in net income	(19,560)	(13,085)	(202)

	62,948	(36,933)	72,421
Income tax (expense) benefit related to other comprehensive income (loss)	(18,997)	10,964	(24,577)

	43,951	(25,969)	47,844

Comprehensive Income	$368,410	$288,375	$380,576

The information on pages 54 through 72 is an integral part of the financial statements.
2006 FORM 10-K

CONSOLIDATED BALANCE SHEETS

	December 31,	January 1,
(in thousands)	2006	2006

Assets
Current Assets
Cash and cash equivalents	$348,148	$215,861
Investments in marketable equity securities	28,923	67,596
Accounts receivable, net	423,403	398,552
Income taxes	—	26,651
Deferred income taxes	48,936	37,320
Inventories	19,973	15,079
Other current assets	65,442	57,267

	934,825	818,326
Property, Plant and Equipment
Buildings	331,682	327,569
Machinery, equipment and fixtures	1,939,110	1,839,983
Leasehold improvements	204,797	167,116

	2,475,589	2,334,668
Less accumulated depreciation	(1,433,060)	(1,325,676)

	1,042,529	1,008,992
Land	42,030	42,257
Construction in progress	133,750	91,383

	1,218,309	1,142,632
Investments in Marketable Equity Securities	325,805	262,325
Investments in Affiliates	53,510	66,775
Goodwill, Net	1,240,251	1,125,570
Indefinite-Lived Intangible Assets, Net	517,742	494,692
Amortized Intangible Assets, Net	31,799	22,814
Prepaid Pension Cost	975,292	593,469
Deferred Charges and Other Assets	83,839	58,170

	$5,381,372	$4,584,773

The information on pages 54 through 72 is an integral part of the financial statements.

THE WASHINGTON POST COMPANY

	December 31,	January 1,
(in thousands, except share amounts)	2006	2006

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$509,375	$438,693
Income taxes	4,728	—
Deferred revenue	283,475	231,208
Short-term borrowings	5,622	24,820

	803,200	694,721
Postretirement Benefits Other Than Pensions	81,337	150,909
Other Liabilities	324,143	262,270
Deferred Income Taxes	599,487	422,548
Long-Term Debt	401,571	403,635

	2,209,738	1,934,083

Commitments and Contingencies
Redeemable Preferred Stock, Series A, $1 par value, with a redemption and liquidation value of $1,000 per share; 23,000 shares authorized; 12,120 and 12,267 shares issued and outstanding	12,120	12,267

Preferred Stock, $1 par value; 977,000 shares authorized, none issued	—	—

Common Shareholders’ Equity
Common stock
Class A common stock, $1 par value; 7,000,000 shares authorized; 1,722,250 shares issued and outstanding	1,722	1,722
Class B common stock, $1 par value; 40,000,000 shares authorized; 18,277,750 shares issued; 7,813,940 and 7,879,281 shares outstanding	18,278	18,278
Capital in excess of par value	205,820	192,672
Retained earnings	4,120,143	3,871,587
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	22,689	5,039
Unrealized gain on available-for-sale securities	84,614	58,313
Unrealized gain on pensions and other postretirement plans	270,258	—
Cost of 10,463,810 and 10,398,469 shares of Class B common stock held in treasury	(1,564,010)	(1,509,188)

	3,159,514	2,638,423

	$5,381,372	$4,584,773

The information on pages 54 through 72 is an integral part of the financial statements.
2006 FORM 10-K

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	December 31,	January 1,	January 2,
(In thousands)	2006	2006	2005

Cash Flows from Operating Activities:
Net income	$324,459	$314,344	$332,732
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	5,075	—	—
Depreciation of property, plant and equipment	205,295	190,543	175,338
Amortization of intangible assets	7,043	7,478	9,334
Goodwill impairment charge	9,864	—	—
Net pension benefit	(21,833)	(37,914)	(41,954)
Early retirement program expense	50,942	1,192	132
Loss (gain) on sale or write-down of property, plant and equipment and non-operating land	3,433	4,517	(2,669)
Gain on sale of marketable equity securities	(33,805)	(12,661)	—
Foreign exchange (gain) loss	(11,920)	8,099	(5,505)
Write-downs of marketable equity securities and other investments	15,051	1,465	677
Gain from sale or exchange of businesses	(41,742)	—	(497)
Equity in (earnings) losses of affiliates, net of distributions	110	1,731	3,091
Provision for deferred income taxes	(38,234)	29,297	44,321
Change in assets and liabilities:
Increase in accounts receivable, net	(10,494)	(19,416)	(23,722)
(Increase) decrease in inventories	(4,222)	11,483	2,640
Increase (decrease) in accounts payable and accrued liabilities	42,916	(27,033)	70,058
Decrease (increase) in income taxes receivable	31,343	(8,139)	(13,079)
Decrease in other assets and other liabilities, net	63,571	53,618	3,477
Other	(2,102)	4,168	7,347

Net cash provided by operating activities	594,750	522,772	561,721

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(284,022)	(238,349)	(204,632)
Investments in certain businesses	(153,696)	(143,478)	(55,232)
Proceeds from sale of marketable equity securities	82,910	64,801	—
Net proceeds from sale of businesses	76,389	—	—
Purchases of marketable equity securities	(42,888)	—	(94,560)
Insurance proceeds from property, plant, and equipment losses	9,281	—	—
Proceeds from sale of property, plant and equipment	6,794	24,077	5,340
Purchases of cost method investments	(8,422)	(8,709)	(224)
Investments in affiliates	(3,349)	(4,981)	—
Other	(4,267)	—	—

Net cash used in investing activities	(321,270)	(306,639)	(349,308)

Cash Flows from Financing Activities:
Principal payments on debt	(27,846)	(6,964)	(19,253)
Dividends paid	(75,903)	(71,979)	(67,917)
Common shares repurchased	(56,559)	—	—
Proceeds from exercise of stock options	5,905	6,832	15,616
Repayment of commercial paper, net	—	(50,201)	(138,116)
Cash overdraft.	4,375	6,534	(1,953)
Excess tax benefit on stock options	1,432	—	—
Other	(147)	—	—

Net cash used in financing activities	(148,743)	(115,778)	(211,623)

Effect of Currency Exchange Rate Change	7,550	(3,894)	2,049

Net Increase in Cash and Cash Equivalents	132,287	96,461	2,839
Cash and Cash Equivalents at Beginning of Year	215,861	119,400	116,561

Cash and Cash Equivalents at End of Year	$348,148	$215,861	$119,400

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes	$194,900	$161,600	$171,400
Interest, net of amounts capitalized	$24,600	$27,300	$25,500
The information on pages 54 through 72 is an integral part of the financial statements.

THE WASHINGTON POST COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

							Unrealized
					Cumulative	Unrealized	Gains on
					Foreign	Gain on	Pensions and
	Class A	Class B	Capital in		Currency	Available-	Other
	Common	Common	Excess of	Retained	Translation	for-Sale	Postretirement
(in thousands)	Stock	Stock	Par Value	Earnings	Adjustment	Securities	Plans	Treasury Stock

Balance, December 28, 2003	$1,722	$18,278	$154,691	$3,364,407	$4,272	$37,205	$—	$(1,517,894)
Net income for the year				332,732
Dividends paid on common stock — $7.00 per share				(66,925)
Dividends paid on redeemable preferred stock				(992)
Issuance of 34,492 shares of Class B common stock, net of restricted stock award forfeitures			10,163					5,006
Amortization of unearned stock compensation			6,177
Change in foreign currency translation adjustment (net of taxes)					9,601
Change in unrealized gain on available-for-sale securities (net of taxes)						38,243
Stock option expense			829
Tax benefits arising from employee stock plans			7,091

Balance, January 2, 2005	1,722	18,278	178,951	3,629,222	13,873	75,448	—	(1,512,888)
Net income for the year				314,344
Dividends paid on common stock — $7.40 per share				(70,998)
Dividends paid on redeemable preferred stock				(981)
Issuance of 25,459 shares of Class B common stock, net of restricted stock award forfeitures			3,138					3,700
Amortization of unearned stock compensation			5,578
Change in foreign currency translation adjustment (net of taxes)					(8,834)
Change in unrealized gain on available-for-sale securities (net of taxes)						(17,135)
Stock option expense			1,101
Tax benefits arising from employee stock plans			3,904

Balance, January 1, 2006	1,722	18,278	192,672	3,871,587	5,039	58,313	—	(1,509,188)
Net income for the year				324,459
Dividends paid on common stock — $7.80 per share				(74,922)
Dividends paid on redeemable preferred stock				(981)
Repurchase of 77,300 shares of Class B common stock								(56,559)
Issuance of 11,959 shares of Class B common stock, net of restricted stock award forfeitures			3,589					1,737
Amortization of unearned stock compensation			6,315
Change in foreign currency translation adjustment (net of taxes)					17,650
Change in unrealized gain on available-for-sale securities (net of taxes)						26,301
Adjustment to initially apply SFAS 158 for pensions and other postretirement plans (net of taxes)							270,258
Stock option expense			1,291
Tax benefits arising from employee stock plans			1,953

Balance, December 31, 2006	$1,722	$18,278	$205,820	$4,120,143	$22,689	$84,614	$270,258	$(1,564,010)

The information on pages 54 through 72 is an integral part of the financial statements.
2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year. The Company reports on a 52 to 53-week fiscal year ending on the Sunday nearest December 31. The fiscal years 2006 and 2005, which ended on December 31, 2006 and January 1, 2006, respectively, included 52 weeks. The fiscal year 2004, which ended on January 2, 2005, included 53 weeks. With the exception of most of the newspaper publishing operations, subsidiaries of the Company report on a calendar-year basis.
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
Investments in Marketable Equity Securities. The Company’s investments in marketable equity securities are classified as available-for-sale and therefore are recorded at fair value in the Consolidated Balance Sheets, with the change in fair value during the period excluded from earnings and recorded net of tax as a separate component of comprehensive income. Marketable equity securities the Company expects to hold long term are classified as non-current assets. If the fair value of a marketable equity security declines below its cost basis, and the decline is considered other than temporary, the Company will record a write-down, which is included in earnings.
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
The cable division capitalizes costs associated with the construction of cable transmission and distribution facilities and new cable service installations. Costs include all direct labor and materials, as well as certain indirect costs. Also at the cable division, the carrying value applicable to assets sold or retired is removed from the accounts, with the gain or loss on disposition recognized as a component of depreciation expense.
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

THE WASHINGTON POST COMPANY

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
Pensions and Other Postretirement Benefits. Note H provides detailed information on the Company’s pension and other postretirement plans, including the adoption of SFAS 158.
Income Taxes. The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. The Company is required to adopt FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” in the first quarter of 2007. FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. See Note D for additional details surrounding FIN 48.
Foreign Currency Translation. Gains and losses on foreign currency transactions and the translation of the accounts of the Company’s foreign operations where the U.S. dollar is the functional currency are recognized currently in the Consolidated Statements of Income. Gains and losses on translation of the accounts of the Company’s foreign operations where the local currency is the functional currency, and the Company’s equity investment in its foreign affiliates, are accumulated and reported as a separate component of equity and comprehensive income.
Stock Options. Effective the first day of the Company’s 2002 fiscal year, the Company adopted the fair-value-based method of accounting for Company stock options as outlined in Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” This change in accounting method was applied prospectively to all awards granted from the beginning of the Company’s fiscal year 2002 and thereafter. Stock options awarded prior to fiscal year 2002, which were 100% vested by the end of 2005, were accounted for under the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table presents what the Company’s results would have been had the fair values of options granted prior to 2002 been recognized as compensation expense in 2005 and 2004 (in thousands, except per share amounts).

	2005	2004

Net income available for common shares, as reported	$313,363	$331,740
Add: Company stock option compensation expense included in net income, net of related tax effects	694	536
Deduct: Total Company stock option compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(1,071)	(2,946)

Pro forma net income available for common shares	$312,986	$329,330

Basic earnings per share, as reported	$32.66	$34.69
Pro forma basic earnings per share	$32.62	$34.44
Diluted earnings per share, as reported	$32.59	$34.59
Pro forma diluted earnings per share	$32.55	$34.34
In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Share-Based Payment.” SFAS 123R requires companies to record the cost of employee services in exchange for stock options based on the grant-date fair value of the awards. SFAS 123R did not have any impact on the Company’s results of operations for Company stock options as the Company adopted the fair-value-based method of accounting for Company stock options in 2002. However, the adoption of SFAS 123R required the Company to change its accounting for Kaplan equity awards from the intrinsic value method to the fair-value-based method of accounting. This change in accounting results in the acceleration of expense recognition for Kaplan equity awards. As a result, for the year ended December 31, 2006, the Company reported a $5.1 million after-tax charge for the cumulative effect of change in accounting for Kaplan equity awards ($8.2 million in pre-tax Kaplan stock compensation expense).

B.	ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts receivable at December 31, 2006 and January 1, 2006 consist of the following (in thousands):

	2006	2005

Trade accounts receivable, less estimated returns, doubtful accounts and allowances of $86,227 and $78,099	$400,380	$375,668
Other accounts receivable	23,023	22,884

	$423,403	$398,552

2006 FORM 10-K

Accounts payable and accrued liabilities at December 31, 2006 and January 1, 2006 consist of the following (in thousands):

	2006	2005

Accounts payable and accrued expenses	$322,044	$272,441
Accrued compensation and related benefits	181,289	158,612
Due to affiliates (newsprint)	6,042	7,640

	$509,375	$438,693

Book overdrafts of $38.1 million and $33.7 million are included in accounts payable and accrued expenses at December 31, 2006 and January 1, 2006, respectively.

C.	INVESTMENTS
Investments in Marketable Equity Securities. Investments in marketable equity securities at December 31, 2006 and January 1, 2006 consist of the following (in thousands):

	2006	2005

Total cost	$213,705	$234,196
Net unrealized gains	141,023	95,725

Total fair value	$354,728	$329,921

At December 31, 2006 and January 1, 2006, the Company’s ownership of 2,634 shares of Berkshire Hathaway Inc. (“Berkshire”) Class A common stock and 9,845 shares of Berkshire Class B common stock accounted for $325.8 million or 92% and $262.3 million or 80%, respectively, of the total fair value of the Company’s investments in marketable equity securities.
Berkshire is a holding company owning subsidiaries engaged in a number of diverse business activities, the most significant of which consist of property and casualty insurance businesses conducted on both a direct and reinsurance basis. Berkshire also owns approximately 18% of the common stock of the Company. The chairman, chief executive officer and largest shareholder of Berkshire, Mr. Warren Buffett, is a member of the Company’s Board of Directors. Neither Berkshire nor Mr. Buffett participated in the Company’s evaluation, approval or execution of its decision to invest in Berkshire common stock. The Company’s investment in Berkshire common stock is less than 1% of the consolidated equity of Berkshire. At December 31, 2006 and January 1, 2006, the unrealized gain related to the Company’s Berkshire stock investment totaled $140.9 million and $77.4 million, respectively. The Company presently intends to hold the Berkshire common stock investment long term, thus the investment has been classified as a non-current asset in the Consolidated Balance Sheets.
During 2006 and 2004, the Company made $42.9 million and $94.6 million in investments in marketable equity securities, respectively. There were no investments in marketable equity securities in 2005. During 2006 and 2005, proceeds from the sales of marketable equity securities were $82.9 million and $64.8 million, respectively, and net realized gains on such sales were $33.8 million and $12.7 million, respectively. During 2004, there were no sales of marketable equity securities or realized gains (losses). During 2006, the Company recorded a write-down on a marketable equity security of $14.2 million. For purposes of computing realized gains and losses, the cost basis of securities sold is determined by specific identification.
Investments in Affiliates. The Company’s investments in affiliates at December 31, 2006 and January 1, 2006 include the following (in thousands):

	2006	2005

Bowater Mersey Paper Company	$49,230	$54,407
BrassRing	—	11,349
Other	4,280	1,019

	$53,510	$66,775

At the end of 2006, the Company’s investments in affiliates consisted of a 49% interest in the common stock of Bowater Mersey Paper Company Limited, which owns and operates a newsprint mill in Nova Scotia, and other investments. Summarized financial data for the affiliates’ operations are as follows (in thousands):

	2006	2005	2004

Financial Position
Working capital	$26,046	$13,861	$9,014
Property, plant and equipment	116,293	131,823	137,321
Total assets	172,819	214,333	202,904
Long-term debt	—	—	—
Net equity	125,660	164,801	155,147
Results of Operations
Operating revenues	$247,919	$236,233	$221,618
Operating income	11,020	3,513	1,695
Net income (loss)	1,352	(1,806)	(4,577)
The following table summarizes the status and results of the Company’s investments in affiliates (in thousands):

	2006	2005

Beginning investment	$66,775	$61,814
Additional investment	3,349	4,981
Equity in earnings (losses)	790	(881)
Dividends and distributions received	(900)	(850)
Foreign currency translation	(52)	1,711
Adjustment to initially apply SFAS 158 for pensions and other postretirement plans	(7,642)	—
Sale of interest in BrassRing	(8,810)	—

Ending investment	$53,510	$66,775

On November 13, 2006, the Company sold its 49% interest in BrassRing and recorded a $43.2 million pre-tax gain that is included in “Other income (expense), net” in the Consolidated Statements of Income.
Cost Method Investments. Most of the companies represented by the Company’s cost method investments have concentrations in Internet-related business activities. At December 31, 2006 and January 1, 2006, the carrying value of the Company’s cost method investments was $19.6 million and $11.9 million, respectively. Cost method investments are included in “Deferred Charges and Other Assets” in the Consolidated Balance Sheets.

THE WASHINGTON POST COMPANY

During 2006, 2005 and 2004, the Company invested $8.4 million, $8.7 million and $0.2 million, respectively, in companies constituting cost method investments and recorded charges of $0.8 million, $1.5 million and $0.7 million, respectively, to write-down cost method investments to estimated fair value. Charges recorded to write-down cost method investments are included in “Other income (expense), net” in the Consolidated Statements of Income.
Cash and Cash Equivalents. As of December 31, 2006, the Company had commercial paper and money market investments of $142.9 million that were classified as “Cash and cash equivalents” in the Company’s Consolidated Balance Sheets. There were $59.2 million of commercial paper investments outstanding at January 1, 2006.
D. INCOME TAXES
The provision for income taxes consists of the following (in thousands):

	Current	Deferred	Total

2006
U.S. Federal	$193,261	$(19,681)	$173,580
Foreign	6,949	(1,088)	5,861
State and local	27,624	(17,465)	10,159

	$227,834	$(38,234)	$189,600

2005
U.S. Federal	$132,650	$22,591	$155,241
Foreign	4,849	29	4,878
State and local	18,504	6,677	25,181

	$156,003	$29,297	$185,300

2004
U.S. Federal	$138,429	$35,544	$173,973
Foreign	4,751	(361)	4,390
State and local	22,199	9,138	31,337

	$165,379	$44,321	$209,700

In addition to the income tax provision presented above, in 2006, the Company recorded a federal and state income tax benefit of $3.1 million on the charge recorded as a cumulative effect of a change in accounting principle for Kaplan equity awards in connection with the adoption of SFAS 123R.
The provision for income taxes exceeds the amount of income tax determined by applying the U.S. Federal statutory rate of 35% to income before taxes as a result of the following (in thousands):

	2006	2005	2004

U.S. Federal statutory taxes	$181,697	$174,875	$189,851
State and local taxes, net of U.S. Federal income tax benefit	6,604	16,368	20,369
Tax provided on foreign subsidiary earnings at less than the expected U.S. Federal statutory tax rate	190	(6,704)	(1,373)
Other, net	1,109	761	853

Provision for income taxes	$189,600	$185,300	$209,700

Deferred income taxes at December 31, 2006 and January 1, 2006 consist of the following (in thousands):

	2006	2005

Accrued postretirement benefits	$33,640	$63,129
Other benefit obligations	129,909	104,105
Accounts receivable	24,839	21,762
State income tax loss carryforwards	12,002	9,185
Affiliate operations	—	3,135
Other	27,140	20,335

Deferred tax asset	227,530	221,651

Property, plant and equipment	132,095	153,445
Prepaid pension cost	392,253	240,495
Unrealized gain on available-for-sale securities	56,419	37,422
Affiliate operations	2,188	—
Goodwill and other intangibles	195,126	175,517

Deferred tax liability	778,081	606,879

Deferred income taxes	$550,551	$385,228

Deferred U.S. and state income taxes have been recorded for undistributed earnings of investments in foreign subsidiaries to the extent taxable dividend income would be recognized if such earnings were distributed. Deferred income taxes recorded for undistributed earnings of investments in foreign subsidiaries are net of foreign tax credits estimated to be available.
Deferred U.S. and state income taxes have not been recorded for the full book value and tax basis differences related to investments in foreign subsidiaries because such investments are expected to be indefinitely held. The book value exceeded the tax basis of investments in foreign subsidiaries by approximately $43.3 million and $35.2 million at December 31, 2006 and January 1, 2006, respectively. If the investments in foreign subsidiaries were held for sale, instead of indefinitely held, then additional U.S. and state deferred income tax liabilities, net of foreign tax credits estimated to be available on undistributed earnings, of approximately $10.2 million and $9.8 million would have been recorded at December 31, 2006 and January 1, 2006, respectively.
The Company has approximately $242 million in state income tax loss carryforwards. If unutilized, state income tax loss carryforwards will start to expire approximately as follows (in millions):

2007	$5.7
2008	2.8
2009	12.1
2010	2.3
2011	9.9
2012 to 2024	209.2

Total	$242.0

In January 2007, the Internal Revenue Service (IRS) completed their examinations of the Company’s consolidated federal corporate income tax returns through 2004.
The Company is required to adopt FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” in the first quarter of 2007. FIN 48 prescribes a comprehensive model of how a
2006 FORM 10-K

company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company expects that the adoption of FIN 48 during the first quarter of 2007 will not have a material impact on the Company’s financial position or results of operations.
E. DEBT
Long-term debt consists of the following (in millions):

	December 31,	January 1,
	2006	2006

5.5% unsecured notes due February 15, 2009	$399.4	$399.2
4.0% notes due 2006	—	14.4
Other indebtedness	7.8	14.8

Total	407.2	428.4
Less current portion	(5.6)	(24.8)

Total long-term debt	$401.6	$403.6

During 2003, notes of £16.7 million were issued to FTC employees who were former FTC shareholders in connection with the acquisition. In 2004, 50% of the balance on the notes was paid, and the remaining balance outstanding was paid in August 2006.
Interest on the 5.5% unsecured notes is payable semi-annually on February 15 and August 15.
On August 8, 2006, the Company entered into a new $500 million 5-year revolving credit agreement (the “2006 Credit Agreement”) with a group of banks. That facility replaced the Company’s $250 million 364-day revolving credit agreement dated as of August 10, 2005 (the “2005 Credit Agreement”) and its $350 million 5-year revolving credit agreement dated as of August 14, 2002 (the “2002 Credit Agreement”).
Except for the length and the amount of the commitments, the terms of the 2006 Credit Agreement are substantially the same as the terms of the 2005 Credit Agreement. The Company is required to pay a facility fee at an annual rate, which depends on the Company’s long-term debt ratings, of between 0.04% and 0.10% of the amount of the facility. Any borrowings are made on an unsecured basis and bear interest, at the Company’s option, at Citibank’s base rate or at a rate based on LIBOR plus an applicable margin that also depends on the Company’s long-term debt ratings. The 2006 Credit Agreement will expire on August 8, 2011, unless the Company and the banks agree prior to the second anniversary date to extend the term (which extensions cannot exceed an aggregate of two years). Any outstanding borrowings must be repaid on or prior to the final termination date. The 2006 Credit Agreement supports the issuance of the Company’s commercial paper, but the Company may also draw on the facility for general corporate purposes. The 2006 Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type and, among other things, requires the Company to maintain at least $1 billion of consolidated shareholders’ equity. No borrowings are currently outstanding under the 2006 Credit Agreement.
During 2006 and 2005, the Company had average borrowings outstanding of approximately $418.7 million and $442.0 million, respectively, at average annual interest rates of approximately 5.5% and 5.4%, respectively. The Company incurred net interest costs on its borrowings of $14.9 million and $23.4 million during 2006 and 2005, respectively. No interest expense was capitalized in 2006 or 2005.
At December 31, 2006 and January 1, 2006, the fair value of the Company’s 5.5% unsecured notes, based on quoted market prices, totaled $398.4 million and $404.1 million, respectively, compared with the carrying amount of $399.4 million and $399.2 million, respectively.
The carrying value of the Company’s other unsecured debt at December 31, 2006 approximates fair value.

F.	REDEEMABLE PREFERRED STOCK
In connection with the acquisition of a cable television system in 1996, the Company issued 11,947 shares of its Series A Preferred Stock. On February 23, 2000, the Company issued an additional 1,275 shares related to this transaction. From 1998 to 2006, 1,102 shares of Series A Preferred Stock were redeemed at the request of Series A Preferred Stockholders.
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
Adoption of SFAS 123R. In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Share-Based Payment.” SFAS 123R requires companies to record the cost of employee services in exchange for stock options based on the grant-date fair value of the awards. SFAS 123R did not have any impact on the Company’s results of operations for Company stock options as the Company adopted the fair-value-based method of accounting for Company stock options in 2002. However, the adoption of SFAS 123R required the Company to change its accounting for Kaplan equity awards from the intrinsic value method to the fair-value-based method of accounting. This change in accounting results in the acceleration of expense recognition for Kaplan equity awards. As a result, for the year ended December 31, 2006, the Company reported a $5.1 million after-tax charge for the cumulative effect of

THE WASHINGTON POST COMPANY

change in accounting for Kaplan equity awards ($8.2 million in pre-tax Kaplan stock compensation expense).
Capital Stock. Each share of Class A common stock and Class B common stock participates equally in dividends. The Class B stock has limited voting rights and as a class has the right to elect 30% of the Board of Directors; the Class A stock has unlimited voting rights, including the right to elect a majority of the Board of Directors.
During 2006, the Company purchased a total of 77,300 shares of its Class B common stock at a cost of approximately $56.6 million. During 2005 and 2004, the Company did not purchase any shares of its Class B common stock. At December 31, 2006, the Company has authorization from the Board of Directors to purchase up to 465,500 shares of Class B common stock.
Stock Awards. In 1982, the Company adopted a long-term incentive compensation plan, which, among other provisions, authorizes the awarding of Class B common stock to key employees. Stock awards made under this incentive compensation plan are subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant’s employment terminates before the end of a specified period of service to the Company. At December 31, 2006, there were 185,730 shares reserved for issuance under the incentive compensation plan. Of this number, 29,105 shares were subject to awards outstanding, and 156,625 shares were available for future awards. Activity related to stock awards under the long-term incentive compensation plan for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, was as follows:

	2006		2005		2004

	Number	Average	Number	Average	Number	Average
	of	Award	of	Award	of	Award
	Shares	Price	Shares	Price	Shares	Price

Beginning of year (nonvested)	29,580	$819.83	28,001	$644.51	29,845	$643.89
Awarded	1,300	769.43	16,550	940.96	200	973.88
Vested	(159)	721.32	(13,830)	609.87	(561)	625.91
Forfeited	(1,616)	866.07	(1,141)	819.22	(1,483)	683.58

End of year (nonvested)	29,105	$815.55	29,580	$819.83	28,001	$644.51

In addition to stock awards granted under the long-term incentive compensation plan, the Company also made stock awards of 2,550 shares in 2004. Also, on January 2, 2007, the Company made stock awards of 12,930 shares.
For the share awards outstanding at December 31, 2006, the aforementioned restriction will lapse in 2007 for 13,300 shares, in 2008 for 325 shares, in 2009 for 14,955 shares, and in 2010 for 1,225 shares. Stock-based compensation costs resulting from Company stock awards reduced net income by $3.3 million, $3.5 million and $3.6 million, in 2006, 2005 and 2004, respectively.
As of December 31, 2006, there was $8.5 million of total unrecognized compensation cost related to this plan. That cost is expected to be recognized on a straight-line basis over a weighted-average period of 1.7 years.
Stock Options. The Company’s employee stock option plan reserves 1,900,000 shares of the Company’s Class B common stock for options to be granted under the plan. The purchase price of the shares covered by an option cannot be less than the fair value on the granting date. Options generally vest over 4 years and have a maximum term of 10 years. At December 31, 2006, there were 396,050 shares reserved for issuance under the stock option plan, of which 109,175 shares were subject to options outstanding, and 286,875 shares were available for future grants.
Changes in options outstanding for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, were as follows:

	2006		2005		2004

	Number	Average	Number	Average	Number	Average
	of	Option	of	Option	of	Option
	Shares	Price	Shares	Price	Shares	Price

Beginning of year	113,325	$572.36	122,250	$561.05	152,475	$530.81
Granted	9,000	729.67	4,500	762.50	4,000	953.50
Exercised	(12,275)	481.05	(12,800)	533.24	(33,225)	467.68
Forfeited	(875)	803.61	(625)	530.87	(1,000)	621.38

End of year	109,175	$714.79	113,325	$572.36	122,250	$561.05

Of the shares covered by options outstanding at the end of 2006, 93,738 are now exercisable, 5,437 will become exercisable in 2007, 4,375 will become exercisable in 2008, 3,375 will become exercisable in 2009, and 2,250 will become exercisable in 2010. For 2006, 2005 and 2004, the Company recorded expense of $1.3 million, $1.1 million and $0.8 million, respectively, related to this plan. Information related to stock options outstanding and exercisable at December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable

		Weighted			Weighted
	Shares	Average	Weighted	Shares	Average	Weighted
	Outstanding	Remaining	Average	Exercisable	Remaining	Average
Range of	at	Contractual	Exercise	at	Contractual	Exercise
Exercise Prices	12/31/2006	Life (yrs.)	Price	12/31/2006	Life (yrs.)	Price

$472–480	8,975	1.3	$472.89	8,975	1.3	$472.89
503–586	69,450	3.8	529.97	69,450	3.8	529.97
693	500	7.0	692.51	375	7.0	692.51
729–763	22,500	8.2	735.97	10,125	6.3	732.72
816	3,750	7.0	816.05	2,813	7.0	816.05
954	4,000	8.0	953.50	2,000	8.0	953.50

	109,175	4.9	$714.79	93,738	4.1	$564.67

At December 31, 2006, the intrinsic value for all options outstanding, exercisable, and nonvested was $17.7 million, $17.6 million and $0.2 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of the Company’s stock was $745.60 at December 31, 2006. At December 31, 2006, there were 15,437 nonvested options related to this plan with an average exercise price of $770.79 and a weighted average remaining contractual term of 9.3 years. At January 1, 2006, there were 12,375 nonvested options with an average exercise price of $810.70.
As of December 31, 2006, total unrecognized stock-based compensation expense related to this plan was $3.3 million, which is expected to be recognized on a straight-line basis over a weighted
2006 FORM 10-K

average period of approximately 2.1 years. The total intrinsic value of options exercised during 2006, 2005 and 2004 was $3.7 million, $3.8 million and $14.8 million, respectively.
All options were granted at an exercise price equal to or greater than the fair market value of the Company’s common stock at the date of grant. The weighted average fair value for options granted during 2006, 2005 and 2004 was $211.76, $218.62 and $274.93, respectively. The fair value of options at date of grant was estimated using the Black-Scholes method utilizing the following assumptions:

	2006	2005	2004

Expected life (years)	7	7	7
Interest rate	4.45%	4.49%	3.85%
Volatility	20.35%	19.08%	20.24%
Dividend yield	1.07%	0.97%	0.73%
The Company also maintains a stock option plan at its Kaplan subsidiary that provides for the issuance of Kaplan stock options to certain members of Kaplan’s management. The Kaplan stock option plan was adopted in 1997 and initially reserved 15%, or 150,000 shares, of Kaplan’s common stock for awards to be granted under the plan. Under the provisions of this plan, options are issued with an exercise price equal to the estimated fair value of Kaplan’s common stock and options vest ratably over the number of years specified (generally 4 to 5 years) at the time of the grant. Upon exercise, an option holder receives cash equal to the difference between the exercise price and the then fair value. The fair value of Kaplan’s common stock is determined by the Company’s compensation committee of the Board of Directors. In January 2007, the committee set the fair value price at $2,115 per share. Option holders have a 30-day window in which they may exercise at this price, after which time the compensation committee has the right to determine a new price in the event of an exercise. Also in the first two months of 2007, 5,202 Kaplan stock options were exercised, and 3,262 Kaplan stock options were awarded at an option price of $2,115 per share.
Changes in Kaplan stock options outstanding for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, were as follows:

	2006		2005		2004

		Average		Average		Average
	Number	Option	Number of	Option	Number of	Option
	of Shares	Price	Shares	Price	Shares	Price

Beginning of year	62,229	$944.63	68,000	$596.17	68,000	$596.17
Granted	29,785	1,833.00	10,582	2,080.00	—	—
Exercised	(18,662)	257.73	(16,153)	225.14	—	—
Forfeited	—	—	(200)	652.00	—	—

End of year	73,352	$1,480.11	62,229	$944.63	68,000	$596.17

In December 2006, the compensation committee awarded to a senior manager Kaplan shares equal in value to $4.6 million, with the number of shares determined by the January 2007 valuation. In 2007, based on the $2,115 per share value, 2,175 Kaplan shares will be issued. The expense of this award was included in the Company’s 2006 results of operations. In December 2005, the compensation committee awarded to a senior manager Kaplan shares equal in value to $4.8 million, with the number of shares determined by the January 2006 valuation. In 2006, based on a $1,833 per share value, 2,619 Kaplan shares were issued. The expense of this award was included in the Company’s 2005 results of operations.
Excluding Kaplan stock compensation expense of $8.2 million recorded as a result of the change in accounting under SFAS 123R, Kaplan recorded stock compensation expense of $27.7 million for 2006, compared to $3.0 million for 2005 and $32.5 million for 2004. In 2006, 2005 and 2004 total payouts were $31.1 million, $35.2 million and $10.3 million, respectively. At December 31, 2006, the Company’s accrual balance related to Kaplan stock-based compensation totaled $68.0 million.
As of December 31, 2006, total unrecognized stock-based compensation expense related to stock options was $23.7 million, which is expected to be recognized over a weighted average period of approximately 3.43 years. The total intrinsic value of options exercised during 2006 was $29.4 million; a tax benefit from these stock option exercises of $11.0 million was realized during 2006.
Information related to stock options outstanding and exercisable at December 31, 2006 is as follows:

	Options Outstanding		Options Exercisable

		Weighted		Weighted
		Average		Average
	Shares	Remaining	Shares	Remaining
	Outstanding at	Contractual	Exercisable at	Contractual
Exercise Price	12/31/2006	Life (yrs.)	12/31/2006	Life (yrs.)

$ 190	1,750	1.0	1,750	1.0
375	338	3.5	338	3.5
526	14,910	4.7	14,910	4.7
652	2,000	5.0	1,600	5.0
861	487	5.0	292	5.0
1,625	13,500	5.0	8,100	5.0
1,833	29,785	5.5	–	5.5
2,080	10,582	5.0	2,646	5.0

	73,352	5.0	29,636	4.6

At December 31, 2006, the intrinsic value for all options outstanding, exercisable and nonvested was $46.6 million, $34.4 million and $12.2 million, respectively. The intrinsic value of a stock option is the amount by which the estimated fair value of the underlying stock exceeds the exercise price of the option. The estimated fair value of Kaplan’s stock was $2,115 at December 31, 2006. At December 31, 2006 there were 43,716 nonvested options related to the plan with an average exercise price of $1,837 and a weighted average remaining contractual term of 5.3 years. At January 1, 2006 there were 23,298 nonvested options with an average exercise price of $1,623.
The fair value of Kaplan stock options at December 31, 2006 and at January 1, 2006, the adoption date of SFAS 123R, was

THE WASHINGTON POST COMPANY

estimated using the Black-Scholes method utilizing the following assumptions:

	December 31, 2006	January 1, 2006

Expected life (years)	0–6	1–4
Interest rate	4.70%–5.00%	4.27%–4.34%
Volatility	34.78%–46.50%	33.0%–38.0%
Dividend yield	0%	0%
Refer to Note A for additional disclosures surrounding stock option accounting.
Average Number of Shares Outstanding. Basic earnings per share are based on the weighted average number of shares of common stock outstanding during each year. Diluted earnings per common share are based on the weighted average number of shares of common stock outstanding each year, adjusted for the dilutive effect of shares issuable under outstanding stock options and restricted stock. Basic and diluted weighted average share information for 2006, 2005 and 2004 is as follows:

	Basic		Diluted
	Weighted	Dilutive Effect of	Weighted
	Average	Stock Options and	Average
	Shares	Restricted Stock	Shares

2006	9,568,392	37,173	9,605,565
2005	9,593,837	22,060	9,615,897
2004	9,563,314	28,311	9,591,625
The 2006, 2005 and 2004, diluted earnings per share amounts exclude the effects of 13,000, 4,000 and 4,000 stock options outstanding, respectively, as their inclusion would be antidilutive.

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
Adoption of SFAS 158. On December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires companies to recognize the funded status of pension and other postretirement benefit plans on their balance sheets at December 31, 2006. The effects of adopting the provisions of SFAS 158 on the Company’s Balance Sheet at December 31, 2006, are presented in the following table:

	December 31, 2006

	Before Adoption	Adjustment	After Adoption

Investment in affiliates	$61,152	$(7,642)	$53,510
Prepaid pension cost	565,262	410,030	975,292
Accounts payable and accrued liabilities	502,528	6,847	509,375
Postretirement benefits other than pensions	153,701	(72,364)	81,337
Other liabilities	311,126	13,017	324,143
Deferred tax liability	414,857	184,630	599,487
Unrealized gain on pensions and other postretirement benefits	—	270,258	270,258
The Company’s investment in affiliates balance declined by $7.6 million as a result of the adoption of SFAS 158 by Bowater Mersey Paper Company, in which the Company holds a 49% interest.
Defined Benefit Plans. The Company’s defined benefit pension plans consist of various pension plans and a Supplemental Executive Retirement Plan (SERP) offered to certain executives of the Company.
The Washington Post implemented a voluntary early retirement program to the Mailers employees in 2006; pre-tax charges of $1.1 million were recorded during 2006 in connection with this program. Additionally in 2006, the Company implemented a voluntary early retirement program to a large group of exempt and Guild-covered employees at The Washington Post and the corporate office; the offer included an incentive payment, enhanced retirement benefits and other benefits. The Company recorded pre-tax charges of $49.8 million in connection with this program. Overall, 198 employees accepted voluntary early retirement offers under these two programs.
The following table sets forth obligation, asset and funding information for the Company’s defined benefit pension plans at December 31, 2006 and January 1, 2006 (in thousands):

	Pension Plans		SERP

	2006	2005	2006	2005

Change in Benefit Obligation
Benefit obligation at beginning of year	$748,873	$689,141	$51,625	$42,751
Service cost	27,298	27,161	1,728	1,496
Interest cost	43,707	39,989	2,936	2,642
Amendments	60,695	3,751	1,349	—
Actuarial (gain) loss	(21,499)	15,272	(2,123)	5,709
Benefits paid	(56,283)	(26,441)	(1,133)	(973)

Benefit obligation at end of year	$802,791	$748,873	$54,382	$51,625

Change in Plan Assets
Fair value of assets at beginning of year	$1,683,265	$1,588,213	$—	$—
Actual return on plan assets	151,101	121,493	—	—
Employer contributions	—	—	1,133	973
Benefits paid	(56,283)	(26,441)	(1,133)	(973)

Fair value of assets at end of year	$1,778,083	$1,683,265	$—	$—

Funded status	$975,292	$934,392	$(54,382)	$(51,625)

Unrecognized transition asset		(249)		—
Unrecognized prior service cost		36,233		2,204
Unrecognized actuarial (gain) loss		(376,907)		16,117

Net amount recognized		$593,469		$(33,304)

2006 FORM 10-K

The accumulated benefit obligation for the Company’s pension plans at December 31, 2006 and January 1, 2006, was $714.9 million and $650.6 million, respectively. The accumulated benefit obligation for the Company’s SERP at December 31, 2006 and January 1, 2006, was $42.2 million and $39.6 million, respectively. The current portion of the SERP liability at December 31, 2006 was $1.6 million.
Key assumptions utilized for determining the benefit obligation at December 31, 2006 and January 1, 2006, are as follows:

	Pension Plans		SERP

	2006	2005	2006	2005

Discount rate	6.0%	5.75%	6.0%	5.75%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%
The Company made no contributions to its pension plans in 2006, 2005 and 2004, and the Company does not expect to make any contributions in 2007 or in the foreseeable future. The Company made contributions to its SERP of $1.1 million and $1.0 million for the years ended December 31, 2006 and January 1, 2006, respectively, as the plan is unfunded and the Company covers benefit payments. The Company makes contributions to the SERP based on actual benefit payments.
At December 31, 2006, future estimated benefit payments are as follows (in millions):

	Pension Plans	SERP

2007	$36.4	$1.7
2008	$37.7	$1.7
2009	$38.5	$2.2
2010	$39.6	$2.5
2011	$41.2	$2.9
2012–2016	$234.5	$19.6
The Company’s pension plan obligations are funded by a portfolio made up of a relatively small number of stocks and high-quality fixed-income securities that are held in trust. As of December 31, 2006 and January 1, 2006, the asset allocations of the Company’s pension plans were as follows (in millions):

	Pension Plan Asset Allocations

	December 31, 2006		January 1, 2006

Equities	$1,585	89.1%	$1,427	84.8%
Fixed income	193	10.9%	256	15.2%

Total	$1,778	100.0%	$1,683	100.0%

The equity amounts shown above include $445.9 million and $418.6 million of Berkshire Hathaway Class A and Class B common stock at December 31, 2006 and January 1, 2006, respectively.
Essentially all of the assets are managed by two investment companies. None of the assets is managed internally by the Company, is in alternative investments or is invested in securities of the Company. The goal of the investment managers is to try to produce moderate long-term growth in the value of those assets, while trying to protect them against large decreases in value. The managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval by the Plan administrator.
The total cost (income) arising from the Company’s defined benefit pension plans for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, consists of the following components (in thousands):

	Pension Plans			SERP

	2006	2005	2004	2006	2005	2004

Service cost	$27,298	$27,161	$22,896	$1,728	$1,496	$1,394
Interest cost	43,707	39,989	37,153	2,936	2,642	2,450
Expected return on assets	(93,968)	(104,589)	(97,702)	—	—	—
Amortization of transition asset	(82)	(106)	(1,086)	—	—	—
Amortization of prior service cost	4,857	4,716	4,530	412	465	575
Recognized actuarial (gain) loss	(3,645)	(5,085)	(7,745)	1,589	1,215	1,215

Net periodic (benefit) cost for the year	(21,833)	(37,914)	(41,954)	6,665	5,818	5,634
Early retirement programs expense	50,040	1,192	132	902	—	—

Total cost (benefit) for the year	$28,207	$(36,722)	$(41,822)	$7,567	$5,818	$5,634

The costs for the Company’s defined benefit pension plans are actuarially determined. Below are the key assumptions utilized to determine periodic cost for the years ended December 31, 2006, January 1, 2006 and January 2, 2005:

	Pension Plans			SERP

	2006	2005	2004	2006	2005	2004

Discount rate	5.75%	5.75%	6.25%	5.75%	5.75%	6.25%
Expected return on plan assets	6.5%	7.5%	7.5%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%
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
At December 31, 2006, accumulated other comprehensive income (AOCI) includes the following components of unrecognized net periodic (benefit) cost for the defined benefit plans (in thousands):

	2006

	Pension Plans	SERP

Unrecognized actuarial (gain) loss	$(451,894)	$12,586
Unrecognized prior service cost	42,031	2,058
Unrecognized transition asset	(167)	—

Gross amount	(410,030)	14,644
Deferred tax liability	164,012	(5,858)

Net amount	$(246,018)	$8,786

During 2007, the Company expects to recognize the following amortization components of net periodic cost for the defined benefit plans (in thousands):

	2007

	Pension Plans	SERP

Actuarial (gain) loss recognition	$(4,549)	$921
Prior service cost recognition	5,053	446
Transition asset recognition	(53)	—

THE WASHINGTON POST COMPANY

Other Postretirement Plans. The following table sets forth obligation, asset and funding information for the Company’s other postretirement plans at December 31, 2006 and January 1, 2006 (in thousands):

	Postretirement Plans

	2006	2005

Change in Benefit Obligation
Benefit obligation at beginning of year	$141,469	$132,540
Service cost	5,270	6,026
Interest cost	6,611	7,434
Amendments	(45,915)	—
Actuarial (gain) loss	(15,429)	1,860
Benefits paid, net of Medicare Subsidy	(5,449)	(6,391)

Benefit obligation at end of year	$86,557	$141,469

Change in Plan Assets
Fair value of assets at beginning of year	$—	$—
Employer contributions	5,674	6,391
Benefits paid	(5,674)	(6,391)

Fair value of assets at end of year	$—	$—

Funded status	$(86,557)	$(141,469)

Unrecognized prior service credit		(7,413)
Unrecognized actuarial gain		(2,027)

Net amount recognized		$(150,909)

The current portion of the postretirement plans benefit obligation at December 31, 2006 was $5.2 million.
In the third quarter of 2006, the Company amended certain of its postretirement medical plans to modify the cost sharing between retirees and the Company; these amendments resulted in a greater portion of the overall cost of postretirement medical plan expenses to be paid for by retirees in the future. The amendments resulted in a significant decrease in the Company’s unrecognized prior service cost at December 31, 2006.
The discount rates utilized for determining the benefit obligation at December 31, 2006 and January 1, 2006 for the postretirement plans were 5.85% and 5.60%, respectively. The assumed health care cost trend rate used in measuring the postretirement benefit obligation at December 31, 2006 was 9.5% for both pre-age 65 and post-age 65 benefits, decreasing to 5.0% in the year 2017 and thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A change of 1 percentage point in the assumed health care cost trend rates would have the following effects (in thousands):

	1%	1%
	Increase	Decrease

Benefit obligation at end of year	$12,390	$(11,543)
Service cost plus interest cost	$1,835	$(1,778)
The Company made contributions to its postretirement benefit plans of $5.7 million and $6.4 million for the years ended December 31, 2006 and January 1, 2006, respectively, as the plans are unfunded and the Company covers benefit payments. The Company makes contributions to its postretirement plans based on actual benefit payments.
At December 31, 2006, future estimated benefit payments, net of Medicare Subsidy, are as follows (in millions):

Postretirement
Plans

2007	$5.4
2008	$5.6
2009	$6.0
2010	$6.4
2011	$6.7
2012–2016	$36.7
The total cost arising from the Company’s postretirement plans for the years ended December 31, 2006, January 1, 2006 and January 2, 2005 consists of the following components (in thousands):

	Postretirement Plans

	2006	2005	2004

Service cost	$5,270	$6,026	$5,285
Interest cost	6,611	7,434	7,355
Amortization of prior service credit	(2,551)	(588)	(588)
Recognized actuarial gain	(864)	(1,061)	(995)

Total cost for the year	$8,466	$11,811	$11,057

The costs for the Company’s postretirement plans are actuarially determined. The discount rates utilized to determine periodic cost for the years ended December 31, 2006, January 1, 2006 and January 2, 2005 were 5.60%, 5.75% and 6.25%, respectively.
At December 31, 2006, accumulated other comprehensive income (AOCI) includes the following components of unrecognized net periodic benefit for the postretirement plans (in thousands):

December 31, 2006

Unrecognized actuarial gain	$(14,403)
Unrecognized prior service credit	(52,741)

Gross amount	(67,144)
Deferred tax liability	26,858

Net amount	$(40,286)

During 2007, the Company expects to recognize the following amortization components of net periodic cost for the postretirement plans (in thousands):

2007

Actuarial gain recognition	$(1,640)
Prior service credit recognition	(4,704)
Multi-employer Pension Plans. Contributions to multi-employer pension plans, which are generally based on hours worked, amounted to $1.6 million in 2006, $2.6 million in 2005 and $2.0 million in 2004.
Savings Plans. The Company recorded expense associated with retirement benefits provided under incentive savings plans (primarily 401(k) plans) of approximately $19.4 million in 2006, $18.3 million in 2005 and $17.6 million in 2004.
2006 FORM 10-K

I.	LEASE AND OTHER COMMITMENTS
The Company leases real property under operating agreements. Many of the leases contain renewal options and escalation clauses that require payments of additional rent to the extent of increases in the related operating costs.
At December 31, 2006, future minimum rental payments under non-cancelable operating leases approximate the following (in thousands):

2007	$109,343
2008	98,345
2009	86,879
2010	75,370
2011	59,309
Thereafter	197,403

$626,649

Minimum payments have not been reduced by minimum sublease rentals of $4.1 million due in the future under non-cancelable subleases.
Rent expense under operating leases included in operating costs was approximately $116.9 million, $113.0 million and $97.6 million, in 2006, 2005 and 2004, respectively. Sublease income was approximately $1.9 million, $0.8 million and $0.6 million, in 2006, 2005 and 2004, respectively.
The Company’s broadcast subsidiaries are parties to certain agreements that commit them to purchase programming to be produced in future years. At December 31, 2006, such commitments amounted to approximately $162.1 million. If such programs are not produced, the Company’s commitment would expire without obligation.

J.	ACQUISITIONS AND DISPOSITIONS
The Company completed business acquisitions totaling approximately $143.4 million in 2006, $156.1 million in 2005 and $63.9 million in 2004. All of these acquisitions were accounted for using the purchase method, and accordingly, the assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition. The purchase price allocations for these acquisitions mostly comprised goodwill and other intangibles, and property, plant and equipment.
During 2006, Kaplan acquired 11 businesses in its higher education, professional and test preparation divisions for a total of $143.4 million, financed with cash. The largest of these included, Tribeca, a leading provider to the Australian financial services sector; SpellRead, originator of SpellRead Phonological Auditory Training, a reading intervention program for struggling students; Aspect Education Limited, a major provider of English-language instruction in the U.K., Ireland, Australia, New Zealand, Canada and the U.S.; and PMBR, a nationwide provider of test preparation for the Multistate Bar Exam. Most of the purchase price for the 2006 acquisitions was allocated on a preliminary basis to goodwill and other intangibles.
In December 2006, the Company participated in the FCC’s Advanced Wireless Service auction and purchased approximately 20 MHz of spectrum, which can be used to provide a variety of advanced wireless services, in areas that cover more than 85% of the homes passed by the cable division’s systems. Licenses for this spectrum have an initial 15-year term and 10-year renewal term and require proof that they have provided substantial service by the end of the initial license term.
In February 2007, Kaplan announced an agreement to acquire EduNeering Holdings, Inc., a provider of knowledge management solutions for organizations in the pharmaceutical, medical device, healthcare, energy and manufacturing sectors. Headquartered in Princeton, N.J., EduNeering will become part of Kaplan Professional. The acquisition is expected to close in March 2007.
In November 2006, the Company completed the sale of the Company’s 49% interest in BrassRing. The pre-tax gain of $43.2 million resulting from this transaction, which is included in “Other income, net” in the Consolidated Statements of Income, increased net income by approximately $27.4 million and diluted earnings per share by $2.86.
In December 2006, the Company completed the sale of the PostNewsweek Tech Media division, which was part of the Company’s magazine publishing segment, and recorded a $1.5 million loss.
During 2005, Kaplan acquired 10 businesses in its higher education, professional and test preparation divisions for a total of $140.1 million, financed with cash and $3.0 million in debt. The largest of these included BISYS Education Services, a provider of licensing education and compliance solutions for financial service institutions and professionals; The Kidum Group, the leading provider of test preparation services in Israel; and Asia Pacific Management Institute, a private education provider for undergraduate and postgraduate students in Asia. In addition, on January 14, 2005, the Company completed the acquisition of Slate, the online magazine, which is included as part of the Company’s newspaper publishing division. Most of the purchase price for the 2005 acquisitions was allocated to goodwill and other intangibles, and property, plant and equipment.
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
The results of operations for each of the businesses acquired are included in the Consolidated Statements of Income from their respective dates of acquisition. Pro forma results of operations for 2006, 2005 and 2004, assuming the acquisitions and exchanges occurred at the beginning of 2004, are not materially different from reported results of operations.

THE WASHINGTON POST COMPANY

K.	GOODWILL AND OTHER INTANGIBLE ASSETS
The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” effective on the first day of its 2002 fiscal year. As a result of the adoption of SFAS 142, the Company ceased most of the periodic charges previously recorded from the amortization of goodwill and other intangibles.
The Company’s intangible assets with an indefinite life are principally from franchise agreements at its cable division, as the Company expects its cable franchise agreements to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon, and the Company’s cable division historically has obtained renewals and extensions of such agreements for nominal costs and without any material modifications to the agreements. Amortized intangible assets are primarily mastheads, customer relationship intangibles and non-compete agreements, with amortization periods up to 10 years. Amortization expense was $7 million in 2006 and is estimated to be approximately $7 million in each of the next five years.
In the third quarter of 2006, as a result of a challenging advertising environment, the Company completed a review of the carrying value of goodwill at PostNewsweek Tech Media, which was part of the magazine publishing division. As a result of this review, the Company recorded an impairment charge of $9.9 million to write-down PostNewsweek Tech Media’s goodwill to its estimated fair value utilizing a discounted cash flow model. The Company subsequently sold PostNewsweek Tech Media in December 2006.
The Company’s goodwill and other intangible assets as of December 31, 2006 and January 1, 2006 were as follows (in thousands):

		Accumulated
	Gross	Amortization	Net

2006:
Goodwill	$1,538,653	$298,402	$1,240,251
Indefinite-lived intangible assets	681,548	163,806	517,742
Amortized intangible assets	58,454	26,655	31,799

	$2,278,655	$488,863	$1,789,792

2005:
Goodwill	$1,423,972	$298,402	$1,125,570
Indefinite-lived intangible assets	658,498	163,806	494,692
Amortized intangible assets	42,434	19,620	22,814

	$2,124,904	$481,828	$1,643,076

Activity related to the Company’s goodwill and intangible assets during 2006 was as follows (in thousands):

			Television
		Newspaper	Broad-	Magazine	Cable
	Education	Publishing	casting	Publishing	Television	Total

Goodwill, Net
Beginning of year	$686,532	$80,651	$203,165	$69,556	$85,666	$1,125,570
Acquisitions	133,340					133,340
Foreign currency exchange rate	25,882					25,882
Impairment charge				(9,864)		(9,864)
Disposition				(34,677)		(34,677)

End of year	$845,754	$80,651	$203,165	$25,015	$85,666	$1,240,251

Indefinite-Lived Intangible Assets, Net
Beginning of year	$8,362				$486,330	$494,692
Acquisitions	900				22,150	23,050

End of year	$9,262				$508,480	$517,742

Amortized Intangible Assets, Net
Beginning of year	$14,428	$6,676			$1,710	$22,814
Acquisitions	15,545					15,545
Foreign currency exchange rate	483					483
Amortization	(5,186)	(1,168)			(689)	(7,043)

End of year	$25,270	$5,508			$1,021	$31,799

Activity related to the Company’s goodwill and intangible assets during 2005 was as follows (in thousands):

			Television
		Newspaper	Broad-	Magazine	Cable
	Education	Publishing	casting	Publishing	Television	Total

Goodwill, Net
Beginning of year	$591,983	$72,770	$203,165	$69,556	$85,666	$1,023,140
Acquisitions	111,623	7,881				119,504
Foreign currency exchange rate	(17,074)					(17,074)

End of year	$686,532	$80,651	$203,165	$69,556	$85,666	$1,125,570

Indefinite-Lived Intangible Assets, Net
Beginning of year	$6,862				$486,330	$493,192
Acquisitions	1,500					1,500

End of year	$8,362				$486,330	$494,692

Amortized Intangible Assets, Net
Beginning of year	$5,287	$118			$2,474	$7,879
Acquisitions	14,989	7,677				22,666
Foreign currency exchange rate	(253)					(253)
Amortization	(5,595)	(1,119)			(764)	(7,478)

End of year	$14,428	$6,676			$1,710	$22,814

L.	OTHER NON-OPERATING INCOME (EXPENSE)
The Company recorded other non-operating income, net, of $73.5 million in 2006, $9.0 million in 2005 and $8.1 million in 2004. The 2006 non-operating income, net, comprises a $43.2 million pre-tax gain from the sale of the Company’s 49% interest in BrassRing, a $33.8 million pre-tax gain from the sale of marketable equity securities and foreign currency gains of $11.9 million, offset by $15.1 million of write-downs on investments.
2006 FORM 10-K

A summary of non-operating income (expense) for the years ended December 31, 2006, January 1, 2006, and January 2, 2005, follows (in millions):

	2006	2005	2004

Gain on sale of affiliate	$43.2	$—	$—
Gain on sales of marketable securities	33.8	12.7	—
Foreign currency gains (losses), net	11.9	(8.1)	5.5
Impairment write-downs on investments	(15.1)	(1.5)	(0.7)
Gain on sale of non-operating land	—	5.1	—
Gain on sale or exchange of cable system businesses	—	—	0.5
Other (losses) gains	(0.3)	0.8	2.8

Total	$73.5	$9.0	$8.1

M.	CONTINGENCIES AND LOSSES
The Company and its subsidiaries are parties to various civil lawsuits that have arisen in the ordinary course of their businesses, including actions for libel and invasion of privacy, and violations of applicable wage and hour laws. Management does not believe that any litigation pending against the Company will have a material adverse effect on its business or financial condition.
In the fourth quarter of 2006, the Company recorded a charge of $13.0 million related to an agreement to settle an antitrust lawsuit at Kaplan.
The Company’s education division derives a portion of its net revenues from financial aid received by its students under Title IV Programs administered by the U.S. Department of Education pursuant to the Federal Higher Education Act of 1965 (HEA), as amended. In order to participate in Title IV Programs, the Company must comply with complex standards set forth in the HEA and the regulations promulgated thereunder (the Regulations). The failure to comply with the requirements of HEA or the Regulations could result in the restriction or loss of the ability to participate in Title IV Programs and subject the Company to financial penalties. For the years ended December 31, 2006, January 1, 2006 and January 2, 2005, approximately $580.0 million, $505.0 million and $430.0 million, respectively, of the Company’s education division revenue was derived from financial aid received by students under Title IV Programs. Management believes that the Company’s education division schools that participate in Title IV Programs are in material compliance with standards set forth in the HEA and the Regulations.
Operating results for the Company in 2005 included the impact of charges and lost revenues associated with Katrina and other hurricanes. Most of the impact was at the cable division, but the television broadcasting and education divisions were also adversely impacted. About 94,000 of the cable division’s pre-hurricane subscribers were located on the Gulf Coast of Mississippi, including Gulfport, Biloxi, Pascagoula and other neighboring communities where storm damage from Hurricane Katrina was significant. Through the end of 2005, the cable division recorded $9.6 million in property, plant and equipment losses; incurred an estimated $9.4 million in incremental cleanup, repair and other expenses in connection with the hurricane; and experienced an estimated $9.7 million reduction in operating income from subscriber losses and the granting of a 30-day service credit to all of its 94,000 pre-hurricane Gulf Coast subscribers. As of December 31, 2005, the Company had recorded a $5.0 million receivable for recovery of a portion of cable hurricane losses through December 31, 2005 under the Company’s property and business interruption insurance program; this recovery was recorded as a reduction of cable division expense in the fourth quarter of 2005. An additional $10.4 million in hurricane-related insurance recoveries was recorded during the second quarter of 2006 as a reduction of expense in connection with a final settlement on cable division Hurricane Katrina insurance claims. Cable division results in 2006 continued to include the impact of subscriber losses and expenses as a result of Hurricane Katrina. The Company estimates that lost revenue for 2006 was approximately $12.4 million; variable cost savings offset a portion of the lost revenue impact on the cable division’s operating income. The Company also incurred an estimated $5.4 million in incremental cleanup and repair expense in 2006.

N.	BUSINESS SEGMENTS
Through its subsidiary Kaplan, Inc., the Company provides educational services for individuals, schools and businesses. The Company also operates principally in four areas of the media business: newspaper publishing, television broadcasting, magazine publishing and cable television.
Education products and services are provided through the Company’s wholly-owned subsidiary, Kaplan, Inc. Kaplan’s businesses include supplemental education services, which is made up of Kaplan Test Prep and Admissions, providing test preparation services for college and graduate school entrance exams; Kaplan Professional, providing education and career services to business people and other professionals; and Score!, offering multi-media learning and private tutoring to children and educational resources to parents. Kaplan’s businesses also provide higher education services, which include all of Kaplan’s post-secondary education businesses, including the fixed-facility colleges that offer bachelor’s degree, associate’s degree and diploma programs primarily in the fields of healthcare, business and information technology; and online post-secondary and career programs (various distance-learning businesses). For segment reporting purposes, the education division has two primary segments, supplemental education and higher education. Kaplan corporate overhead and “Other” is also included; “Other” includes Kaplan stock compensation expense and amortization of certain intangibles. In the fourth quarter of 2006, Kaplan recorded a $6.1 million revenue decrease at the test preparation division related to timing of courses and estimates of average course length.
Newspaper publishing includes the publication of newspapers in the Washington, D.C. area and Everett, Washington; newsprint warehousing and recycling facilities; and the Company’s electronic media publishing business (primarily washingtonpost.com).
The magazine publishing division consists of the publication of a weekly news magazine, Newsweek, which has one domestic and three English-language international editions (and, in conjunction with others, publishes eight foreign-language editions around the world) and the publication of Arthur Frommer’s Budget Travel. The

THE WASHINGTON POST COMPANY

2006 results of the magazine publishing division also include revenue of $23.4 million and an operating loss of $8.8 million for PostNewsweek Tech Media, up to the sale date of December 22, 2006.
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
Cable television operations consist of cable systems offering basic cable, digital cable, pay television, cable modem, telephony and other services to subscribers in midwestern, western, and southern states. The principal source of revenues is monthly subscription fees charged for services.
Corporate office includes the expenses of the Company’s corporate office.
The Company’s foreign revenues in 2006, 2005 and 2004 totaled approximately $347 million, $248 million and $209 million, respectively, principally from Kaplan’s foreign operations and the publication of the international editions of Newsweek. The Company’s long-lived assets in foreign countries (excluding goodwill and other intangibles), principally in the United Kingdom, totaled approximately $44 million at December 31, 2006 and $29 million at January 1, 2006.
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
2006 FORM 10-K

		Newspaper	Television	Magazine	Cable	Corporate
(in thousands)	Education	Publishing	Broadcasting	Publishing	Television	Office	Consolidated

2006
Operating revenues	$1,684,141	$961,905	$361,904	$331,045	$565,932	$—	$3,904,927
Income (loss) from operations	$130,189	$63,389	$160,831	$27,949	$119,974	$(42,528)	$459,804
Equity in earnings of affiliates							790
Interest expense, net							(14,912)
Other income, net							73,452

Income before income taxes							$519,134

Identifiable assets	$1,571,347	$830,415	$458,751	$788,450	$1,178,132	$146,039	$4,973,134
Investments in marketable equity securities							354,728
Investments in affiliates							53,510

Total assets							$5,381,372

Depreciation of property, plant and equipment	$51,820	$35,729	$9,915	$2,640	$103,892	$1,299	$205,295
Amortization expense and impairment charge	$5,186	$1,168	$—	$9,864	$689	$—	$16,907
Pension credit (expense)	$(3,064)	$(56,785)	$1,413	$34,704	$(1,575)	$(2,900)	$(28,207)
Kaplan stock-based incentive compensation	$27,724						$27,724
Capital expenditures	$74,510	$57,664	$8,800	$564	$142,484	$—	$284,022
2005
Operating revenues	$1,412,394	$957,082	$331,817	$344,894	$507,700	$—	$3,553,887
Income (loss) from operations	$157,835	$125,359	$142,478	$45,122	$76,720	$(32,600)	$514,914
Equity in losses of affiliates							(881)
Interest expense, net							(23,369)
Other income, net							8,980

Income before income taxes							$499,644

Identifiable assets	$1,257,952	$702,221	$420,154	$594,937	$1,122,654	$90,159	$4,188,077
Investments in marketable equity securities							329,921
Investments in affiliates							66,775

Total assets							$4,584,773

Depreciation of property, plant and equipment	$39,453	$36,556	$10,202	$2,801	$100,031	$1,500	$190,543
Amortization expense	$5,595	$1,119	$—	$—	$764	$—	$7,478
Pension credit (expense)	$(2,365)	$(784)	$2,939	$38,184	$(1,252)	$—	$36,722
Kaplan stock-based incentive compensation	$3,000						$3,000
Capital expenditures	$84,257	$33,276	$8,557	$660	$111,331	$268	$238,349
2004
Operating revenues	$1,134,891	$938,066	$361,716	$366,119	$499,312	$—	$3,300,104
Income (loss) from operations	$121,455	$143,086	$174,176	$52,921	$104,171	$(32,803)	$563,006
Equity in losses of affiliates							(2,291)
Interest expense, net							(26,410)
Other income, net							8,127

Income before income taxes							$542,432

Identifiable assets	$1,033,810	$685,744	$409,574	$581,601	$1,112,935	$13,551	$3,837,215
Investments in marketable equity securities							409,736
Investments in affiliates							61,814

Total assets							$4,308,765

Depreciation of property, plant and equipment	$29,154	$36,862	$11,093	$3,255	$94,974	$—	$175,338
Amortization expense	$8,663	$19	$—	$—	$652	$—	$9,334
Pension credit (expense)	$(1,531)	$3,598	$3,172	$37,613	$(1,030)	$—	$41,822
Kaplan stock-based incentive compensation	$32,546						$32,546
Capital expenditures	$85,221	$27,959	$6,967	$1,499	$78,873	$4,113	$204,632

THE WASHINGTON POST COMPANY

The Company’s education division comprises the following operating segments:

			Corporate
	Higher	Supplemental	Overhead	Total
(in thousands)	Education	Education	and Other	Education

2006
Operating revenues	$878,989	$805,152	$—	$1,684,141
Income (loss) from operations	$103,938	$109,887	$(83,636)	$130,189
Identifiable assets	$655,209	$878,196	$37,942	$1,571,347
Depreciation of property, plant and equipment	$26,405	$20,862	$4,553	$51,820
Amortization expense			$5,186	$5,186
Kaplan stock-based incentive compensation			$27,724	$27,724
Capital expenditures	$35,946	$26,962	$11,602	$74,510
2005
Operating revenues	$721,579	$690,815	$—	$1,412,394
Income (loss) from operations	$82,660	$117,075	$(41,900)	$157,835
Identifiable assets	$587,997	$645,957	$23,998	$1,257,952
Depreciation of property, plant and equipment	$20,100	$16,073	$3,280	$39,453
Amortization expense			$5,595	$5,595
Kaplan stock-based incentive compensation			$3,000	$3,000
Capital expenditures	$49,406	$30,134	$4,717	$84,257
2004
Operating revenues	$559,877	$575,014	$—	$1,134,891
Income (loss) from operations	$93,402	$100,795	$(72,742)	$121,455
Identifiable assets	$505,077	$492,195	$36,538	$1,033,810
Depreciation of property, plant and equipment	$13,222	$13,899	$2,033	$29,154
Amortization expense			$8,663	$8,663
Kaplan stock-based incentive compensation			$32,546	$32,546
Capital expenditures	$48,990	$26,550	$9,681	$85,221
2006 FORM 10-K

O. SUMMARY OF QUARTERLY OPERATING RESULTS AND COMPREHENSIVE INCOME (UNAUDITED)
Quarterly results of operations and comprehensive income for the years ended December 31, 2006 and January 1, 2006 are as follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006 Quarterly Operating Results
Operating revenues
Education	$408,934	$409,244	$420,604	$445,359
Advertising	327,165	346,390	312,238	372,946
Circulation and subscriber	189,319	195,643	195,243	202,322
Other	22,862	17,764	18,809	20,085

	948,280	969,041	946,894	1,040,712

Operating costs and expenses
Operating	493,638	495,934	509,231	543,590
Selling, general and administrative	266,469	325,012	267,563	321,484
Depreciation of property, plant and equipment	49,025	49,512	49,929	56,829
Amortization of intangibles and goodwill impairment charge	1,389	1,378	11,525	2,615

	810,521	871,836	838,248	924,518

Income from operations	137,759	97,205	108,646	116,194
Equity in (losses) earnings of affiliates	(179)	(562)	(625)	2,156
Interest income	1,603	2,539	2,967	3,322
Interest expense	(6,259)	(6,439)	(6,400)	(6,245)
Other income (expense), net	(175)	33,701	4,708	35,218

Income before income taxes and cumulative effect of change in accounting principle	132,749	126,444	109,296	150,645
Provision for income taxes	50,800	47,700	36,000	55,100

Income before cumulative effect of change in accounting principle	81,949	78,744	73,296	95,545
Cumulative effect of change in method of accounting for share-based payments, net of taxes	(5,075)	—	—	—

Net income	76,874	78,744	73,296	95,545
Redeemable preferred stock dividends	(491)	(245)	(245)	—

Net income available for common shares	$76,383	$78,499	$73,051	$95,545

Basic earnings per share:
Before cumulative effect of change in accounting principle	$8.51	$8.20	$7.62	$10.01
Cumulative effect of change in accounting principle	(0.53)	—	—	—

Net income available for common shares	$7.98	$8.20	$7.62	$10.01

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$8.48	$8.17	$7.60	$9.97
Cumulative effect of change in accounting principle	(0.53)	—	—	—

Net income available for common shares	$7.95	$8.17	$7.60	$9.97

Basic average shares outstanding	9,570	9,575	9,581	9,548
Diluted average shares outstanding	9,606	9,613	9,617	9,581
2006 Quarterly comprehensive income	$85,633	$71,544	$83,256	$127,977

The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Income due to rounding.
Refer to page 72 for quarterly impact from certain unusual items in 2006.

THE WASHINGTON POST COMPANY

	First	Second	Third	Fourth
(In thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter

2005 Quarterly Operating Results
Operating revenues
Education	$325,383	$345,780	$362,822	$378,409
Advertising	305,550	336,563	311,581	363,790
Circulation and subscriber	186,222	191,622	182,677	186,557
Other	16,775	23,612	16,582	19,962

	833,930	897,577	873,662	948,718

Operating costs and expenses
Operating	452,453	472,981	486,400	497,782
Selling, general and administrative	226,312	237,531	225,760	241,734
Depreciation of property, plant and equipment	45,568	47,905	47,531	49,538
Amortization of intangibles	1,608	1,465	1,587	2,818

	725,941	759,882	761,278	791,872

Income from operations	107,989	137,695	112,384	156,846
Equity in (losses) earnings of affiliates	(525)	342	(952)	254
Interest income	574	576	611	1,624
Interest expense	(6,519)	(6,436)	(7,554)	(6,245)
Other income (expense), net	7,072	(3,622)	6,869	(1,339)

Income before income taxes	108,591	128,555	111,358	151,140
Provision for income taxes	42,000	49,800	44,800	48,700

Net income	66,591	78,755	66,558	102,440
Redeemable preferred stock dividends	(491)	(245)	(245)	—

Net income available for common shares	$66,100	$78,510	$66,313	$102,440

Basic earnings per common share	$6.89	$8.18	$6.91	$10.67

Diluted earnings per common share	$6.87	$8.16	$6.89	$10.65

Basic average shares outstanding	9,589	9,594	9,596	9,598
Diluted average shares outstanding	9,617	9,618	9,618	9,616
2005 Quarterly comprehensive income	$51,301	$66,397	$56,318	$114,359

The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Income due to rounding.
Refer to page 72 for quarterly impact from certain unusual items in 2005.
2006 FORM 10-K

Quarterly impact from certain unusual items in 2006 (after-tax and diluted EPS amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Charges of $31.7 million related to early retirement plan buyouts ($31.4 million and $0.3 million in the second and third quarters, respectively)		$(3.27)	$(0.03)
Goodwill impairment charge of $6.3 million at PostNewsweek Tech Media during the third quarter of 2006 and a $1.0 million loss on the sale of PostNewsweek Tech Media during the fourth quarter of 2006			$(0.65)	$(0.10)
Transition costs and operating losses at Kaplan related to acquisitions and start-ups for 2006 totaled $8.0 million ($0.1 million, $5.6 million, $0.5 million and $1.8 million in the first, second, third and fourth quarters, respectively)	$(0.02)	$(0.58)	$(0.05)	$(0.19)
Charge of $5.1 million for the cumulative effect of a change in accounting for Kaplan equity awards in connection with the adoption of SFAS 123R	$(0.53)
Insurance recoveries of $6.4 million from cable division losses related to Hurricane Katrina		$0.67
Gains of $21.1 million from the sales of marketable equity securities ($19.6 million, $1.3 million, and $0.2 million in the second, third and fourth quarters, respectively)		$2.04	$0.13	$0.02
Charge of $9.0 million for the write-down of a marketable equity security				$(0.94)
Charges of $8.3 million related to an agreement to settle a lawsuit at Kaplan				$(0.86)
Gain of $27.4 million on the sale of the Company’s 49% interest in BrassRing				$2.86

Quarterly impact from certain unusual items in 2005 (after-tax and diluted EPS amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Charges and lost revenue associated with Katrina and other hurricanes ($12.6 million and $4.7 million in the third and fourth quarters, respectively)			$(1.31)	$(0.49)
Gain on sale of marketable equity securities and land ($5.4 million, $5.2 million and $0.6 million in the first, third and fourth quarters, respectively)	$0.56		$0.54	$0.06

THE WASHINGTON POST COMPANY

SCHEDULE II
THE WASHINGTON POST COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E

		Additions —
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

Year Ended January 2, 2005
Allowance for doubtful accounts and returns	$61,854,000	$106,605,000	$102,807,000	$65,652,000
Allowance for advertising rate adjustments and discounts	4,670,000	7,874,000	7,231,000	5,313,000

	$66,524,000	$114,479,000	$110,038,000	$70,965,000

Year Ended January 1, 2006
Allowance for doubtful accounts and returns	$65,652,000	$127,195,000	$121,722,000	$71,125,000
Allowance for advertising rate adjustments and discounts	5,313,000	14,970,000	13,309,000	6,974,000

	$70,965,000	$142,165,000	$135,031,000	$78,099,000

Year Ended December 31, 2006
Allowance for doubtful accounts and returns	$71,125,000	$136,663,000	$127,426,000	$80,362,000
Allowance for advertising rate adjustments and discounts	6,974,000	13,222,000	14,331,000	5,865,000

	$78,099,000	$149,885,000	$141,757,000	$86,227,000

2006 FORM 10-K

TEN-YEAR SUMMARY OF SELECTED HISTORICAL FINANCIAL DATA
See Notes to Consolidated Financial Statements for the summary of significant accounting policies and additional information relative to the years 2004–2006. Operating results prior to 2002 include amortization of goodwill and certain other intangible assets that are no longer amortized under SFAS 142.

(in thousands, except per share amounts)	2006	2005	2004

Results of Operations
Operating revenues	$3,904,927	$3,553,887	$3,300,104
Income from operations	$459,804	$514,914	$563,006
Income before cumulative effect of change in accounting principle	$329,534	$314,344	$332,732
Cumulative effect of change in method of accounting	(5,075)	—	—

Net income	$324,459	$314,344	$332,732

Per Share Amounts
Basic earnings per common share
Before cumulative effect of change in accounting principle	$34.34	$32.66	$34.69
Cumulative effect of change in accounting principle	(0.53)	—	—

Net income available for common shares	$33.81	$32.66	$34.69

Basic average shares outstanding	9,568	9,594	9,563
Diluted earnings per share
Before cumulative effect of change in accounting principle	$34.21	$32.59	$34.59
Cumulative effect of change in accounting principle	(0.53)	—	—

Net income available for common shares	$33.68	$32.59	$34.59

Diluted average shares outstanding	9,606	9,616	9,592
Cash dividends	$7.80	$7.40	$7.00
Common shareholders’ equity	$331.32	$274.79	$251.11
Financial Position
Current assets	$934,825	$818,326	$750,509
Working capital	131,625	123,605	62,348
Property, plant and equipment	1,218,309	1,142,632	1,089,952
Total assets	5,381,372	4,584,773	4,308,765
Long-term debt	401,571	403,635	425,889
Common shareholders’ equity	3,159,514	2,638,423	2,404,606
Impact from certain unusual items (after-tax and diluted EPS amounts):
2006

•	charges of $31.7 million ($3.30 per share) related to early retirement plan buyouts
•	goodwill impairment charge of $6.3 million ($0.65 per share) at PostNewsweek Tech Media and a loss of $1.0 million ($0.10 per share) on the sale of PostNewsweek Tech Media
•	transition costs and operating losses at Kaplan related to acquisitions and start-ups for 2006 of $8.0 million ($0.83 per share)
•	charges of $5.1 million ($0.53 per share) for the cumulative effect of a change in accounting for Kaplan equity awards in connection with the Company’s adoption of SFAS 123R
•	insurance recoveries of $6.4 million ($0.67 per share) from cable division losses related to Hurricane Katrina
•	gains of $21.1 million ($2.19 per share) from the sales of marketable equity securities
•	charge of $9.0 million ($0.94 per share) from the write-down of a marketable equity security
•	charges of $8.3 million ($0.86 per share) related to an agreement to settle a lawsuit at Kaplan
•	gain of $27.4 million ($2.86 per share) on the sale of the Company’s 49% interest in BrassRing
2005

•	charges and lost revenue of $17.3 million ($1.80 per share) associated with Katrina and other hurricanes
•	gain of $11.2 million ($1.16 per share) from sales of non-operating land and marketable equity securities

THE WASHINGTON POST COMPANY

	2003	2002	2001	2000	1999	1998	1997

Results of Operations
Operating revenues	$2,838,911	$2,584,203	$2,411,024	$2,409,633	$2,212,177	$2,107,593	$1,952,986
Income from operations	$363,820	$377,590	$219,932	$339,882	$388,453	$378,897	$381,351
Income before cumulative effect of change in accounting principle	$241,088	$216,368	$229,639	$136,470	$225,785	$417,259	$281,574
Cumulative effect of change in method of accounting	—	(12,100)	—	—	—	—	—

Net income	$241,088	$204,268	$229,639	$136,470	$225,785	$417,259	$281,574

Per Share Amounts
Basic earnings per common share
Before cumulative effect of change in accounting principle	$25.19	$22.65	$24.10	$14.34	$22.35	$41.27	$26.23
Cumulative effect of change in accounting principle	—	(1.27)	—	—	—	—	—

Net income available for common shares	$25.19	$21.38	$24.10	$14.34	$22.35	$41.27	$26.23

Basic average shares outstanding	9,530	9,504	9,486	9,445	10,061	10,087	10,700
Diluted earnings per share
Before cumulative effect of change in accounting principle	$25.12	$22.61	$24.06	$14.32	$22.30	$41.10	$26.15
Cumulative effect of change in accounting principle	—	(1.27)	—	—	—	—	—

Net income available for common shares	$25.12	$21.34	$24.06	$14.32	$22.30	$41.10	$26.15

Diluted average shares outstanding	9,555	9,523	9,500	9,460	10,082	10,129	10,733
Cash dividends	$5.80	$5.60	$5.60	$5.40	$5.20	$5.00	$4.80
Common shareholders’ equity	$216.17	$192.45	$177.30	$156.55	$144.90	$157.34	$117.36
Financial Position
Current assets	$550,571	$407,347	$426,603	$405,067	$476,159	$404,878	$308,492
Working capital	(190,426)	(356,644)	(37,233)	(3,730)	(346,389)	15,799	(300,264)
Property, plant and equipment	1,051,373	1,094,400	1,098,211	927,061	854,906	841,062	653,750
Total assets	3,949,798	3,604,866	3,588,844	3,200,743	2,986,944	2,729,661	2,077,317
Long-term debt	422,471	405,547	883,078	873,267	397,620	395,000	—
Common shareholders’ equity	2,062,681	1,830,386	1,683,485	1,481,007	1,367,790	1,588,103	1,184,074
2003

•	gain of $32.3 million ($3.38 per share) on the sale of the Company’s 50% interest in the International Herald Tribune
•	gain of $25.5 million ($2.66 per share) on sale of land at The Washington Post newspaper
•	charge of $20.8 million ($2.18 per share) for early retirement programs at The Washington Post newspaper
•	Kaplan stock compensation expense of $6.4 million ($0.67 per share) for the 10% premium associated with the purchase of outstanding Kaplan stock options
•	charge of $3.9 million ($0.41 per share) in connection with the establishment of the Kaplan Educational Foundation
2002

•	gain of $16.7 million ($1.75 per share) on the exchange of certain cable systems
•	charge of $11.3 million ($1.18 per share) for early retirement programs at Newsweek and The Washington Post newspaper
2001

•	gain of $196.5 million ($20.69 per share) on the exchange of certain cable systems
•	non-cash goodwill and other intangibles impairment charge of $19.9 million ($2.10 per share) recorded in conjunction with the Company’s BrassRing investment
•	charges of $18.3 million ($1.93 per share) from the write-down of a non-operating parcel of land and certain cost method investments to their estimated fair value
2000

•	charge of $16.5 million ($1.74 per share) for an early retirement program at The Washington Post newspaper
1999

•	gains of $18.6 million ($1.81 per share) on the sales of marketable equity securities
1998

•	gain of $168.0 million ($16.59 per share) on the disposition of the Company’s 28% interest in Cowles Media Company
•	gain of $13.8 million ($1.36 per share) from the sale of 14 small cable systems
•	gain of $12.6 million ($1.24 per share) on the disposition of the Company’s investment in Junglee, a facilitator of Internet commerce
1997

•	gain of $28.4 million ($2.65 per share) from the sale of the Company’s investments in Bear Island Paper Company LP and Bear Island Timberlands Company LP
•	gain of $16.0 million ($1.50 per share) from the sale of the PASS regional cable sports network
2006 FORM 10-K

(This page intentionally left blank)

THE WASHINGTON POST COMPANY

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.3	By-Laws of the Company as amended and restated through September 22, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.1	Form of the Company’s 5.50% Notes due February 15, 2009, issued under the Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.2	Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.3	First Supplemental Indenture dated as of September 22, 2003, among WP Company LLC, the Company and Bank One, NA, as successor to The First National Bank of Chicago, as Trustee, to the Indenture dated as of February 17, 1999, between The Washington Post Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.4	Five Year Credit Agreement dated as of August 8, 2006, among the Company, Citibank, N.A., JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, SunTrust Bank, The Bank of New York, PNC Bank, National Association, Bank of America, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006).

10.1	The Washington Post Company Incentive Compensation Plan as amended and restated on May 11, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 11, 2006).*

10.2	The Washington Post Company Stock Option Plan as amended and restated effective May 31, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003).*

10.3	The Washington Post Company Supplemental Executive Retirement Plan as amended and restated through March 14, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001).*

10.4	The Washington Post Company Deferred Compensation Plan as amended and restated effective May 12, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 12, 2005).*

11	Calculation of earnings per share of common stock.

21	List of subsidiaries of the Company.

23	Consent of independent registered public accounting firm.

24	Power of attorney dated February 27, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.

* A management contract or compensatory plan or arrangement required to be included as an exhibit hereto pursuant to Item 15(c) of Form 10-K.
2006 FORM 10-K