Form 10-Q
period 2007-04-01
WASHINGTON POST CO
filed 2007-05-08
CIK 104889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 1, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Shares outstanding at April 30, 2007:

Class A Common Stock	1,722,250 Shares
Class B Common Stock	7,808,677 Shares

THE WASHINGTON POST COMPANY

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

The Washington Post Company

Condensed Consolidated Statements of Income (Unaudited)

	Thirteen Weeks Ended
(In thousands, except per share amounts)	April 1, 2007	April 2, 2006
Operating revenues
Education	$475,781	$408,934
Advertising	292,791	327,165
Circulation and subscriber	199,985	189,319
Other	17,051	22,862

	985,608	948,280

Operating costs and expenses
Operating	444,185	419,126
Selling, general and administrative	393,247	340,981
Depreciation of property, plant and equipment	53,449	49,025
Amortization of intangible assets	2,732	1,389

	893,613	810,521

Income from operations	91,995	137,759

Other income (expense)
Equity in earnings (losses) of affiliates	9,083	(179)
Interest income	3,276	1,603
Interest expense	(5,925)	(6,259)
Other, net	801	(175)

Income before income taxes and cumulative effect of change in accounting principle	99,230	132,749
Provision for income taxes	34,800	50,800

Income before cumulative effect of change in accounting principle	64,430	81,949
Cumulative effect of change in method of accounting for share-based payments, net of taxes	—	(5,075)

Net income	64,430	76,874
Redeemable preferred stock dividends	(485)	(491)

Net income available for common shares	$63,945	$76,383

Basic earnings per share:
Before cumulative effect of change in accounting principle	$6.72	$8.51
Cumulative effect of change in accounting principle	—	(0.53)

Net income available for common stock	$6.72	$7.98

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$6.70	$8.48
Cumulative effect of change in accounting principle	—	(0.53)

Net income available for common stock	$6.70	$7.95

Dividends declared per common share	$4.10	$3.90

Basic average number of common shares outstanding	9,513	9,570

Diluted average number of common shares outstanding	9,547	9,606

The Washington Post Company

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Thirteen Weeks Ended
(In thousands)	April 1, 2007	April 2, 2006
Net income	$64,430	$76,874
Other comprehensive income
Foreign currency translation adjustment	1,908	2,599
Change in unrealized gain on available-for-sale securities	747	10,098
Pension and other postretirement plan adjustments	(1,145)	—

	1,510	12,697
Income tax benefit (expense) related to other comprehensive income	159	(3,938)

	1,669	8,759

Comprehensive income	$66,099	$85,633

The Washington Post Company

Condensed Consolidated Balance Sheets

(In thousands)	April 1, 2007	December 31, 2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$292,344	$348,148
Investments in marketable equity securities	32,560	28,923
Accounts receivable, net	404,623	423,403
Inventories	18,379	19,973
Deferred income taxes	46,637	48,936
Other current assets	74,066	65,442

	868,609	934,825
Property, plant and equipment
Buildings	343,752	331,682
Machinery, equipment and fixtures	2,012,424	1,939,110
Leasehold improvements	209,603	204,797

	2,565,779	2,475,589
Less accumulated depreciation	(1,477,723)	(1,433,060)

	1,088,056	1,042,529
Land	48,263	42,030
Construction in progress	103,069	133,750

	1,239,388	1,218,309
Investments in marketable equity securities	322,915	325,805
Investments in affiliates	72,017	62,310
Goodwill, net	1,351,835	1,240,251
Indefinite-lived intangible assets, net	521,042	517,742
Amortized intangible assets, net	29,261	31,799
Prepaid pension cost	980,427	975,292
Deferred charges and other assets	73,732	75,039

	$5,459,226	$5,381,372

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$478,728	$509,375
Deferred revenue	346,273	283,475
Dividends declared	19,830	—
Income taxes payable	20,680	4,728
Short-term borrowings	4,901	5,622

	870,412	803,200
Postretirement benefits other than pensions	82,184	81,337
Other liabilities	320,288	324,143
Deferred income taxes	601,201	599,487
Long-term debt	400,379	401,571

	2,274,464	2,209,738
Redeemable preferred stock	11,826	12,120

Preferred stock	—	—

Common shareholders’ equity
Common stock	20,000	20,000
Capital in excess of par value	206,116	205,820
Retained earnings	4,144,928	4,120,143
Accumulated other comprehensive income
Cumulative foreign currency translation adjustment	24,597	22,689
Unrealized gain on available-for-sale securities	85,062	84,614
Unrealized gain on pension and other postretirement plans	269,571	270,258
Cost of Class B common stock held in treasury	(1,577,338)	(1,564,010)

	3,172,936	3,159,514

	$5,459,226	$5,381,372

The Washington Post Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Thirteen Weeks Ended
(In thousands)	April 1, 2007	April 2, 2006
Cash flows from operating activities:
Net income	$64,430	$76,874
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	5,075
Depreciation of property, plant and equipment	53,449	49,025
Amortization of intangibles	2,732	1,389
Net pension benefit	(5,035)	(5,688)
Foreign exchange gain	(833)	(607)
Cost method and other investment write-downs	—	806
Equity in (earnings) losses of affiliates, net of distributions	(9,083)	179
Provision for deferred income taxes	4,173	(3,577)
Change in assets and liabilities:
Decrease in accounts receivable, net	24,935	3,483
Decrease (increase) in inventories	1,485	(7,889)
Decrease in accounts payable and accrued liabilities	(47,836)	(60,343)
Increase in deferred revenue	52,251	28,622
Increase in income taxes payable	15,592	69,631
(Increase) decrease in other assets and other liabilities, net	(9,422)	3,274
Other	(149)	(95)

Net cash provided by operating activities	146,689	160,159

Cash flows from investing activities:
Purchases of property, plant and equipment	(75,091)	(58,273)
Proceeds from the sale of property, plant and equipment	2,053	257
Investments in certain businesses, net of cash acquired	(107,320)	(7,170)
Investments in marketable equity securities	—	(42,888)

Net cash used in investing activities	(180,358)	(108,074)

Cash flows from financing activities:
Principal payments on debt	(1,989)	(4,971)
Dividends paid	(19,813)	(18,969)
Common shares repurchased	(15,609)	—
Cash overdraft	14,411	4,373
Proceeds from exercise of stock options	620	292
Excess tax benefit on stock options	127	116
Other	(294)	—

Net cash used in financing activities	(22,547)	(19,159)

Effect of currency exchange rate change	412	1,178

Net (decrease) increase in cash and cash equivalents	(55,804)	34,104

Beginning cash and cash equivalents	348,148	215,861

Ending cash and cash equivalents	$292,344	$249,965

The Washington Post Company

Notes to Condensed Consolidated Financial Statements (Unaudited)

Results of operations at the Kaplan education division, when examined on a quarterly basis, reflect the volatility of Kaplan stock compensation charges, as well as other seasonal effects. Results of operations, when examined on a quarterly basis, also reflect the seasonality of advertising that affects the newspaper, magazine and broadcasting operations. Advertising revenues in the second and fourth quarters are typically higher than first and third quarter revenues. All adjustments reflected in the interim financial statements are of a normal recurring nature.

The Washington Post Company (the “Company”) generally reports on a 13 week fiscal quarter ending on the Sunday nearest the calendar quarter-end. With the exception of the newspaper publishing operations, subsidiaries of the Company report on a calendar-quarter basis.

In the first quarter of 2007, the Company made changes to certain departments and cost centers at several of its divisions. Prior year amounts were reclassified to conform with the current year presentation, resulting in a net increase to selling, general and administrative expenses and a net decrease to operating expenses. Certain other amounts in previously issued financial statements have also been reclassified to conform with the current year presentation.

Note 1: Acquisitions.

In the first quarter of 2007, Kaplan acquired two businesses in their professional division totaling $115.8 million. These acquisitions included EduNeering Holdings, Inc., a Princeton, N.J. based provider of knowledge management solutions for organizations in the pharmaceutical, medical device, healthcare, energy and manufacturing sectors. In addition, the cable division acquired subscribers in the Boise, Idaho area for $4.1 million. Most of the purchase price for these acquisitions has been allocated to goodwill and other intangibles on a preliminary basis.

In April 2007, Kaplan’s higher education division completed the acquisition of Sagemont Virtual, a leader in the growing field of online high school instruction that has been doing business as the University of Miami Online High School, and Virtual Sage, a developer of online high school courses. Also in April 2007, Kaplan formed a joint venture with ACE Education, a provider of education in China, to provide preparation courses for entry to U.K. universities, along with degree and professional training programs at campuses throughout China. Also in April 2007, Kaplan Professional announced an agreement to acquire the education division of the Financial Services Institute of Australia for 36 million Australian dollars.

In the first quarter of 2006, Kaplan acquired two businesses in their professional and higher education divisions; these acquisitions totaled $7.4 million.

Note 2: Investments.

Investments in marketable equity securities at April 1, 2007 and December 31, 2006 consist of the following (in thousands):

	April 1, 2007	December 31, 2006
Total cost	$213,705	$213,705
Gross unrealized gains	141,770	141,023

Total fair value	$355,475	$354,728

There were no additional investments in marketable equity securities during the first quarter of 2007. The Company made $42.9 million in investments in marketable equity securities during the first quarter of 2006.

As of April 1, 2007 and December 31, 2006, the Company had commercial paper and money market investments of $104.5 million and $142.9 million, respectively, that are classified as “cash and cash equivalents” on the Company’s consolidated balance sheet.

In the first quarter of 2007, $8.9 million of the equity in earnings of affiliates is due to a gain on the sale of land at the Company’s Bowater Mersey Paper Company Limited affiliate.

Note 3: Borrowings.

Long-term debt consists of the following (in millions):

	April 1, 2007	December 31, 2006
5.5 percent unsecured notes due February 15, 2009	$399.5	$399.4
Other indebtedness	5.8	7.8

Total	405.3	407.2
Less current portion	(4.9)	(5.6)

Total long-term debt	$400.4	$401.6

The Company’s other indebtedness at April 1, 2007 and December 31, 2006 is at interest rates of 5% to 7% and matures from 2007 to 2009.

During the first quarter of 2007 and 2006, the Company had average borrowings outstanding of approximately $404.9 million and $426.0 million, respectively, at average annual interest rates of approximately 5.5 percent and 5.4 percent, respectively. During the first quarter of 2007 and 2006, the Company incurred net interest expense of $2.6 million and $4.7 million, respectively.

Note 4: Business Segments.

The following table summarizes financial information related to each of the Company’s business segments. The 2007 and 2006 asset information is as of April 1, 2007 and December 31, 2006, respectively.

First Quarter Period

(in thousands)

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Corporate Office	Intersegment Elimination	Consolidated
2007
Operating revenues	$475,781	$219,154	$80,834	$61,243	$148,975	$—	$(379)	$985,608
Income (loss) from operations	$34,343	$14,926	$29,411	$(5,983)	$28,019	$(8,721)	$—	$91,995
Equity in earnings of affiliates								9,083
Interest expense, net								(2,649)
Other, net								801

Income before income taxes								$99,230

Depreciation expense	$14,053	$9,244	$2,358	$541	$26,888	$365	$—	$53,449
Amortization expense	$2,268	$292	$—	$—	$172	$—	$—	$2,732
Net pension credit (expense)	$(842)	$(2,599)	$306	$8,489	$(319)	$—	$—	$5,035

Identifiable assets	$1,697,322	$792,080	$460,081	$794,963	$1,184,400	$102,888	$—	$5,031,734

Investments in marketable equity securities								355,475
Investments in affiliates								72,017

Total assets								$5,459,226

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Corporate Office	Intersegment Elimination	Consolidated
2006
Operating revenues	$408,934	$243,472	$85,914	$74,785	$135,175	$—	$—	$948,280
Income (loss) from operations	$52,645	$32,037	$37,550	$(868)	$25,427	$(9,032)	$—	$137,759
Equity in losses of affiliates								(179)
Interest expense, net								(4,656)
Other, net								(175)

Income before income taxes								$132,749

Depreciation expense	$12,033	$8,858	$2,425	$641	$24,864	$204	$—	$49,025
Amortization expense	$925	$292	$—	$—	$172	$—	$—	$1,389
Net pension credit (expense)	$(670)	$(1,907)	$327	8,316	$(378)	$—	$—	$5,688

Identifiable assets	$1,571,347	$821,615	$458,751	$788,450	$1,178,132	$146,039	$—	$4,964,334

Investments in marketable equity securities								354,728
Investments in affiliates								62,310

Total assets								$5,381,372

The Company’s education division comprises the following operating segments:

First Quarter Period

(in thousands)

	Higher Education	Test Preparation	Professional	Corporate Overhead and Other	Total Education
2007
Operating revenues	$231,724	$134,279	$109,778	$—	$475,781
Income (loss) from operations	$32,997	$14,631	$9,080	$(22,365)	$34,343
Identifiable assets	$531,476	$360,419	$778,553	$26,874	$1,697,322
Depreciation expense	$6,395	$3,468	$3,246	$944	$14,053
Amortization expense				$2,268	$2,268
Kaplan stock-based incentive compensation				$10,268	$10,268

2006
Operating revenues	$198,345	$109,819	$100,770	$—	$408,934
Income (loss) from operations	$29,308	$22,132	$14,104	$(12,899)	$52,645
Identifiable assets	$556,362	$340,914	$625,392	$48,679	$1,571,347
Depreciation expense	$5,884	$2,609	$2,577	$963	$12,033
Amortization expense				$925	$925
Kaplan stock-based incentive compensation				$1,864	$1,864

Education products and services are provided through the Company’s wholly-owned subsidiary Kaplan, Inc. Kaplan’s businesses include higher education services, which includes all of Kaplan’s post-secondary education businesses in the United States, including fixed facility colleges which offer bachelor’s degrees, associate’s degrees and diploma programs primarily in the fields of healthcare, business and information technology; and online post-secondary and career programs. Kaplan’s businesses also include test preparation, which is made up of Kaplan Test Prep and Admissions, providing test preparation services for college and graduate school entrance exams; as well as K12 and Score!, which offer multi-media learning and private tutoring to children and educational resources to parents. Kaplan’s businesses also include Kaplan Professional, which provides education and career services to business people and other professionals domestically and internationally. For segment reporting purposes, in the first quarter of 2007, the education division now has three primary segments, as compared to two primary segments in 2006. The education division’s primary segments are higher education, test preparation and professional. Kaplan corporate overhead and “Other” is also included; “Other” includes Kaplan stock compensation expense and amortization of certain intangibles.

Newspaper publishing includes the publication of newspapers in the Washington, D.C. area and Everett, Washington; newsprint warehousing and recycling facilities; and the Company’s electronic media publishing business (primarily washingtonpost.com).

The magazine publishing division consists of the publication of a weekly news magazine, Newsweek, which has one domestic and three English-language international editions (and, in conjunction with others, publishes eight foreign-language editions around the world) and the publication of Arthur Frommer’s Budget Travel. The first quarter 2006 results of the magazine publishing division also include revenue of $7.7 million and operating income of $1.3 million for PostNewsweek Tech Media, which was sold on December 22, 2006.

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

The Company’s goodwill and other intangible assets as of April 1, 2007 and December 31, 2006 were as follows (in thousands):

	Gross	Accumulated Amortization	Net
2007
Goodwill	$1,650,237	$298,402	$1,351,835
Indefinite-lived intangible assets	684,848	163,806	521,042
Amortized intangible assets	58,648	29,387	29,261

	$2,393,733	$491,595	$1,902,138

2006
Goodwill	$1,538,653	$298,402	$1,240,251
Indefinite-lived intangible assets	681,548	163,806	517,742
Amortized intangible assets	58,454	26,655	31,799

	$2,278,655	$488,863	$1,789,792

Activity related to the Company’s goodwill and other intangible assets during the three months ended April 1, 2007 was as follows (in thousands):

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Total
Goodwill, net
Beginning of year	$845,754	$80,651	$203,165	$25,015	$85,666	$1,240,251
Acquisitions	109,174	—	—	—	—	109,174
Foreign currency exchange rate changes	2,410	—	—	—	—	2,410

Balance at April 1, 2007	$957,338	$80,651	$203,165	$25,015	$85,666	$1,351,835

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Total
Indefinite-Lived Intangible Assets, net
Beginning of year	$9,262	—	—	—	$508,480	$517,742
Acquisitions	—	—	—	—	3,300	3,300

Balance at April 1, 2007	$9,262	—	—	—	$511,780	$521,042

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Total
Amortized intangible assets, net
Beginning of year	$25,270	$5,508	—	—	$1,021	$31,799
Acquisitions	83	—	—	—	—	83
Foreign currency ex-change rate changes	111	—	—	—	—	111
Amortization	(2,268)	(292)	—	—	(172)	(2,732)

Balance at April 1, 2007	$23,196	$5,216	—	—	$849	$29,261

Activity related to the Company’s goodwill and other intangible assets during the three months ended April 2, 2006 was as follows (in thousands):

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Total
Goodwill, net
Beginning of year	$686,532	$80,651	$203,165	$69,556	$85,666	$1,125,570
Acquisitions	9,673	—	—	—	—	9,673
Foreign currency exchange rate changes	2,206	—	—	—	—	2,206

Balance at April 2, 2006	$698,411	$80,651	$203,165	$69,556	$85,666	$1,137,449

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Total
Indefinite-Lived Intangible Assets, net
Beginning of year	$8,362	—	—	—	$486,330	$494,692
Acquisitions	—	—	—	—	—	—

Balance at April 2, 2006	$8,362	—	—	—	$486,330	$494,692

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Total
Amortized intangible assets, net
Beginning of year	$14,428	$6,676	—	—	$1,710	$22,814
Acquisitions	79	—	—	—	—	79
Foreign currency exchange rate changes	(54)	—	—	—	—	(54)
Amortization	(925)	(292)	—	—	(172)	(1,389)

Balance at April 2, 2006	$13,528	$6,384	—	—	$1,538	$21,450

Note 6: Antidilutive Securities.

The first quarter 2007 and 2006 diluted earnings per share amount excludes the effects of 7,500 stock options outstanding and 13,000 stock options outstanding, respectively, as their inclusion would be antidilutive.

Note 7: Pension and Postretirement Plans.

The total (income) cost arising from the Company’s defined benefit pension plans for the first quarters ended April 1, 2007 and April 2, 2006, consists of the following components (in thousands):

	Pension Plans		SERP
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Service cost	$6,133	$7,172	$385	$432
Interest cost	10,359	10,298	769	734
Expected return on assets	(21,627)	(23,262)	—	—
Amortization of transition asset	(11)	(20)	—	—
Amortization of prior service cost	1,112	1,126	111	103
Recognized actuarial (gain) loss	(1,001)	(1,002)	230	397

Total (benefit) cost for the quarter	$(5,035)	$(5,688)	$1,495	$1,666

At December 31, 2006, the Company raised its assumption on the discount rate from 5.75% to 6.0% for its defined benefit pension plans.

The total cost arising from the Company’s postretirement plan for the first quarters ended April 1, 2007 and April 2, 2006, consists of the following components (in thousands):

	Postretirement Plans
	April 1, 2007	April 2, 2006
Service cost	$914	$1,624
Interest cost	1,227	1,933
Amortization of prior service cost	(1,176)	(147)
Recognized actuarial gain	(410)	(216)

Total cost for the quarter	$555	$3,194

Note 8: Other Non-Operating Income (Expense)

The Company recorded other non-operating income, net, of $0.8 million for the first quarter of 2007, compared to other non-operating expense, net, of $0.2 million for the first quarter of 2006.

A summary of non-operating income (expense) for the thirteen weeks ended April 1, 2007 and April 2, 2006, is as follows (in millions):

	2007	2006
Foreign currency gains	$0.8	$0.6
Impairment write-downs on cost method investments	—	(0.8)

Total	$0.8	$(0.2)

Note 9: Earnings Per Share.

The company’s earnings per share (basic and diluted) for the first quarters of 2007 and 2006, are presented below:

	Thirteen Weeks Ended
	April 1, 2007	April 2, 2006
Income before cumulative effect of change in accounting principle, after redeemable preferred stock dividends	$63,945	$81,458
Cumulative effect of change in method of accounting for share-based payments	—	(5,075)

Net income available for common shares	$63,945	$76,383

Weighted-average shares outstanding – basic	9,513	9,570
Effect of dilutive shares:
Stock options and restricted stock	34	36

Weighted-average shares outstanding – diluted	9,547	9,606

Basic earnings per share:
Before cumulative effect of change in accounting principle	$6.72	$8.51
Cumulative effect of change in accounting principle	—	(0.53)

Net income available for common stock	$6.72	$7.98

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$6.70	$8.48
Cumulative effect of change in accounting principle	—	(0.53)

Net income available for common stock	$6.70	$7.95

Note 10: Recent Accounting Pronouncements

Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company implemented FIN 48 in the first quarter of 2007 and there was no impact on the Company’s financial position or results of operations as a result of implementation. The Company has determined that there are no material transactions or material tax positions taken by the Company that would fail to meet the more likely than not threshold established by FIN 48 for recognizing transactions or tax positions in financial statements. In making this determination, the Company presumes that all matters will be examined with full knowledge of all relevant information by appropriate taxing authorities and that the Company will pursue, if necessary, resolution by related appeals or litigation. The Company has accrued a tax liability for certain tax positions reflected in the financial statements where it is uncertain the full tax benefit associated with the tax positions will ultimately be recognized. The amount of, and changes to, this accrued tax liability are not material to the Company’s financial position or results of operations.

In January 2007, the Internal Revenue Service completed their examinations of the Company’s consolidated federal corporate income tax returns through 2004.

Other Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that adoption of this statement will have on the company’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at such subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that adoption of this statement will have on the company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

This analysis should be read in conjunction with the consolidated financial statements and the notes thereto.

Results of Operations

Net income for the first quarter of 2007 was $64.4 million ($6.70 per share), down from net income of $76.9 million ($7.95 per share) in the first quarter of last year.

Results for the first quarter of 2007 include a significant increase in equity in earnings of affiliates primarily as a result of a large gain on the sale of land at the Company’s Bowater Mersey Paper Company Limited affiliate (after-tax impact of $8.5 million, or $0.89 per share). Results for the first quarter of 2006 included a charge for the cumulative effect of a change in accounting for Kaplan equity awards (after-tax impact of $5.1 million, or $0.53 per share) in connection with the Company’s adoption of Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Share-Based Payment.”

Revenue for the first quarter of 2007 was $985.6 million, up 4% from $948.3 million in 2006. The increase is due to revenue growth at the education and cable television divisions, while revenues were down at the newspaper publishing, magazine publishing and television broadcasting divisions. Operating income for the quarter declined 33% to $92.0 million, from $137.8 million in 2006. Operating results were down at each of the Company’s divisions, except the cable television division, which reported improved results for the quarter.

The Company’s operating income for the first quarter of 2007 includes $5.0 million of net pension credits, compared to $5.7 million in the first quarter of 2006.

Education Division. Education division revenue totaled $475.8 million for the first quarter of 2007, a 16% increase over revenue of $408.9 million for the first quarter of 2006. Excluding revenue from acquired businesses, education division revenue increased 9% for the first quarter of 2007. Kaplan reported first quarter 2007 operating income of $34.3 million, a 35% decline from $52.6 million in the first quarter of 2006.

A summary of Kaplan’s first quarter operating results compared to 2006 is as follows:

	First Quarter
(in thousands)	2007	2006	% change
Revenue
Higher education	$231,724	$198,345	17
Test preparation	134,279	109,819	22
Professional	109,778	100,770	9

	$475,781	$408,934	16

Operating income (loss)
Higher education	$32,997	$29,308	13
Test preparation	14,631	22,132	(34)
Professional	9,080	14,104	(36)
Kaplan corporate overhead	(9,829)	(10,110)	3
Other*	(12,536)	(2,789)	—

	$34,343	$52,645	(35)

*	Other includes charges accrued for stock-based incentive compensation and amortization of certain intangibles.

Higher education includes all of Kaplan’s post-secondary education businesses in the United States, including fixed-facility colleges as well as online post-secondary and career programs. Higher education revenue grew 17% for the first quarter of 2007. Enrollments increased 8% to 70,800 at March 31, 2007, compared to 65,800 at March 31, 2006, with most of the enrollment growth occurring in the online programs. Higher education results for the online programs in the first quarter of 2007 benefited from increases in both price and demand for higher priced advanced programs. Results at the fixed-facility colleges also benefited from course fee increases, but as previously disclosed, were adversely affected by $2.7 million in lease termination charges.

Test preparation includes Kaplan’s standardized test preparation and English-language course offerings, as well as the K12 and Score! businesses. Test preparation revenue grew 22% in the first quarter of 2007, largely due to the Aspect and PMBR acquisitions in October 2006. Excluding revenue from acquired businesses, revenue grew 4% in the first quarter of 2007 due to overall strength in the traditional test preparation courses, offset by declines in revenue from the K12 and Score! businesses. Operating income for test preparation was down in the first quarter largely due to weaker results from the K12 and Score! businesses. The K12 results in the first quarter of 2006 included approximately $3.0 million in revenue and operating income related to services provided in prior periods, but for which revenue was not recognized until 2006 when the underlying contracts governing the work were finalized. Score! revenue and operating results are down primarily due to a 12% enrollment decline.

Professional includes Kaplan’s domestic and overseas professional businesses and certain other education businesses outside the United States. Professional revenue grew 9% in the first quarter of 2007 largely due to the May 2006 Tribeca acquisition and the March 2007 acquisition of EduNeering Holdings, Inc., a Princeton, NJ-based provider of knowledge management solutions for organizations in the pharmaceutical, medical device, healthcare, energy and manufacturing sectors. Excluding revenue from acquired businesses, Professional revenue grew 1% in the first quarter of 2007 as a result of increases at FTC Kaplan Limited (FTC) due primarily to favorable exchange rates, and from the Schweser CFA exam course offerings, offset by continued soft market demand for Professional’s real estate book publishing and real estate course offerings. Operating income is down largely due to weakness in Professional’s real estate businesses, as well as lower operating results at FTC.

FTC results reflect increases in staffing, occupancy and business development expenses associated with the overall growth in FTC operations. FTC results also reflect the seasonality of its course offerings, which are fewer in the first quarter than in the second, third and fourth quarters.

Corporate overhead represents unallocated expenses of Kaplan, Inc.’s corporate office.

Other includes charges for incentive compensation arising from equity awards under the Kaplan stock option plan, which was established for certain members of Kaplan’s management. Kaplan recorded stock compensation expense of $10.3 million in the first quarter of 2007, compared to $1.9 million in the first quarter of 2006 (excluding stock compensation recorded in the first quarter of 2006 related to a change in accounting discussed below). In addition, Other includes amortization of certain intangibles, which increased due to recent Kaplan acquisitions.

Newspaper Publishing Division. Newspaper publishing division revenue totaled $219.2 million for the first quarter of 2007, a 10% decrease from revenue of $243.5 million for the first quarter of 2006. Division operating income was down 53% to $14.9 million, from $32.0 million in 2006. The decrease in operating income reflects the decline in division revenues, which was partially offset by a reduction in newspaper division operating expenses, including a 16% decrease in newsprint expense at The Post.

Print advertising revenue at The Post declined 16% to $125.1 million, from $149.8 million in 2006. This decline is due to advertising revenue reductions in real estate, which was a very strong category in the first quarter of 2006, along with declines in classified recruitment, retail and zones; these declines were offset by an increase in preprint revenues. Classified recruitment advertising revenue was down to $15.8 million, from $21.8 million in the first quarter of 2006.

For the first quarter of 2007, Post daily and Sunday circulation declined 3.9% and 3.3%, respectively, compared to the first quarter of 2006. For the three months ended April 1, 2007, average daily circulation at The Post totaled 663,900 and average Sunday circulation totaled 927,400.

Revenue generated by the Company’s online publishing activities, primarily washingtonpost.com, increased 10% to $25.1 million for the first quarter of 2007, versus $22.8 million for 2006. Display online advertising revenue grew 20%, and online classified advertising revenue on washingtonpost.com increased 4%. A small portion of the Company’s online publishing revenues is included in the magazine publishing division.

Television Broadcasting Division. Revenue for the broadcast division declined 6% in the first quarter of 2007 to $80.8 million, from $85.9 million in 2006; operating income for the first quarter of 2007 declined 22% to $29.4 million, from $37.6 million in 2006. The decrease in revenue and operating income is primarily due to $6.3 million in incremental winter Olympics-related advertising at the Company’s NBC affiliates in the first quarter of 2006.

Magazine Publishing Division. Revenue for the magazine publishing division totaled $61.2 million for the first quarter of 2007, an 18% decrease from $74.8 million for the first quarter of 2006. The division had an operating loss of $6.0 million in the first quarter of 2007, compared to an operating loss of $0.9 million in the first quarter of 2006. Magazine publishing division results in the first quarter of 2006 included $7.7 million in revenue and $1.3 million in operating income from PostNewsweek Tech Media, which was sold in December 2006. The remainder of the revenue and operating income declines are due to a 14% reduction in advertising revenue at Newsweek due to fewer ad pages at both the domestic and international editions.

Cable Television Division. Cable division revenue of $149.0 million for the first quarter of 2007 represents a 10% increase over 2006 first quarter revenue of $135.2 million. The 2007 revenue increase is due to continued growth in the division’s cable modem and digital revenues, as well as a full quarter impact of the $3 monthly rate increase for basic cable service at most of its systems effective February 1, 2006. The Company does not plan to implement an overall basic rate increase in 2007.

Cable division operating income increased 10% to $28.0 million in the first quarter of 2007, versus $25.4 million in the first quarter of 2006. The increase in operating income is due to the division’s revenue growth, offset by higher depreciation and programming expenses, and increases in technical and telephony costs. Also in the first quarter of 2006, the cable division incurred $1.8 million in incremental cleanup and repair expense associated with Hurricane Katrina.

At March 31, 2007, Revenue Generating Units (RGUs) grew 7% due to continued growth in high-speed data subscribers and increases in the basic video and digital video subscriber categories. The cable division began offering telephone service on a very limited basis in the second quarter of 2006; as of March 31, 2007, telephone service is being offered in all or part of systems representing 63% of homes passed. RGUs include about 7,000 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by the various franchise agreements. A summary of RGUs is as follows:

Cable Television Division Subscribers	March 31, 2007	March 31, 2006
Basic	703,190	695,464
Digital	220,542	214,658
High-speed data	308,089	253,059
Telephony	10,009	—

Total	1,241,830	1,163,181

Below are details of Cable division capital expenditures for the first quarter of 2007 and 2006, as defined by the NCTA Standard Reporting Categories (in millions):

	2007	2006
Customer Premise Equipment	$15.9	$12.7
Commercial	—	—
Scaleable Infrastructure	5.8	2.4
Line Extensions	4.4	3.6
Upgrade/Rebuild	2.0	2.1
Support Capital	10.3	9.3

Total	$38.4	$30.1

Equity in Losses of Affiliates. The Company’s equity in earnings of affiliates for the first quarter of 2007 was $9.1 million, compared to losses of $0.2 million in the first quarter of 2006. In the first quarter of 2007, $8.9 million of the equity in earnings of affiliates is due to a gain on the sale of land at the Company’s Bowater Mersey Paper Company Limited affiliate. The Company holds a 49% interest in Bowater Mersey Paper Company.

Other Non-Operating Income (Expense). The Company recorded other non-operating income, net, of $0.8 million for the first quarter of 2007, compared to other non-operating expense, net, of $0.2 million for the first quarter of 2006.

A summary of non-operating income (expense) for the thirteen weeks ended April 1, 2007 and April 2, 2006, follows (in millions):

	2007	2006
Foreign currency gains	$0.8	$0.6
Impairment write-downs on cost method investments	—	(0.8)

Total	$0.8	$(0.2)

Net Interest Expense. The Company incurred net interest expense of $2.6 million for the first quarter of 2007, compared to $4.7 million for the first quarter of 2006. The reduction is due an increase in interest income, as well as lower average borrowings in the first quarter of 2007 versus the same period of the prior year. At April 1, 2007, the Company had $405.3 million in borrowings outstanding, at an average interest rate of 5.5%.

Provision for Income Taxes. The effective tax rate for the first quarter of 2007 was 35.1%, compared to 38.3% for the same period of 2006. The 2007 effective rate benefited from lower taxes provided on the gain on the sale of land at the Company’s Bowater Mersey Paper Company Limited affiliate investment. Excluding this gain, the effective tax rate for the first quarter of 2007 was 38.0%.

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

Earnings Per Share. The calculation of diluted earnings per share for the first quarter of 2007 was based on 9,547,097 weighted average shares outstanding, compared to 9,606,235 for the first quarter of 2006. The Company repurchased 20,506 shares of its Class B common stock at a cost of $15.6 million during the first quarter of 2007.

Financial Condition: Capital Resources and Liquidity

Acquisitions and Dispositions. In the first quarter of 2007, Kaplan acquired two businesses in their professional division totaling $115.8 million. These acquisitions included EduNeering Holdings, Inc., a Princeton, N.J. based provider of knowledge management solutions for organizations in the pharmaceutical, medical device, healthcare, energy and manufacturing sectors. In addition, the cable division acquired a system in Boise, Idaho for $4.1 million. Most of the purchase price for these acquisitions has been allocated to goodwill and other intangibles on a preliminary basis.

In April 2007, Kaplan’s higher education division completed the acquisition of Sagemont Virtual, a leader in the growing field of online high school instruction that has been doing business as the University of Miami Online High School, and Virtual Sage, a developer of online high school courses. Also in April 2007, Kaplan formed a joint venture with ACE Education, a provider of education in China, to provide preparation courses for entry to U.K. universities, along with degree and professional training programs at campuses throughout China. Also in April 2007, Kaplan Professional announced an agreement to acquire the education division of the Financial Services Institute of Australia for 36 million Australian dollars.

Capital expenditures. During the first three months of 2007, the Company’s capital expenditures totaled $75.1 million. The Company estimates that its capital expenditures will be in the range of $260 million to $285 million in 2007.

Liquidity. The Company’s borrowings have declined by $1.9 million, to $405.3 million at April 1, 2007, as compared to borrowings of $407.2 million at December 31, 2006. At April 1, 2007, the Company has $292.3 million in cash and cash equivalents, compared to $348.1 million at December 31, 2006. The Company had commercial paper and money market investments of $104.5 million and $142.9 million that are classified ad “Cash and cash equivalents” in the Company’s Consolidated Balance Sheet as of April 1, 2007 and December 31, 2006, respectively.

At April 1, 2007, the Company had $405.3 million in total debt outstanding, which comprised $399.5 million of 5.5 percent unsecured notes due February 15, 2009, and $5.8 million in other debt.

During the first quarter of 2007 and 2006, the Company had average borrowings outstanding of approximately $404.9 million and $426.0 million, respectively, at average annual interest rates of approximately 5.5 percent and 5.4 percent, respectively. During the first quarter of 2007 and 2006, the Company incurred net interest expense of $2.6 million and $4.7 million, respectively.

At April 1, 2007, the Company had a working capital deficit of $1.8 million and at December 31, 2006, the Company had working capital of $131.6 million. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds. In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2007.

There were no significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Forward-Looking Statements

This report contains certain forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to various risks and uncertainties that could cause actual results or events to differ materially from those anticipated in such statements. For more information about these forward-looking statements and related risks, please refer to the section titled “Forward-Looking Statements” in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in the normal course of its business due primarily to its ownership of marketable equity securities, which are subject to equity price risk; to its borrowing and cash-management activities, which are subject to interest rate risk; and to its foreign business operations, which are subject to foreign exchange rate risk. The Company’s market risk disclosures set forth in its 2006 Annual Report filed on Form 10-K have not otherwise changed significantly.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of April 1, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Vice President—Finance, in a manner that allows timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 1, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended April 1, 2007, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
Jan. 1 - Feb. 4, 2007	5,330	$747.42	5,330	460,170
Feb. 5 - Mar. 4, 2007	0	—	0	460,170
Mar. 5 - Apr. 1, 2007	15,176	$766.00	15,176	444,994
Total	20,506	$761.17	20,506

*	On September 22, 2003, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 542,800 shares of its Class B Common Stock, and the existence of that authorization was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003. There is no expiration date for that authorization. In the first quarter of 2007, 5,005 shares were purchased from recipients of vested awards of restricted shares at market price and 15,176 shares were purchased from the estate of the spouse of a former employee at market price. All other purchases made during the quarter ended April 1, 2007 were open-market transactions. Under the Company’s Incentive Compensation Plan, the Compensation Committee may permit the recipient of a vested award of restricted shares of the Company’s Class B Common Stock to receive some or all of the value of the award in cash rather than in shares. In addition, under the Company’s Stock Option Plan, the holder of a vested stock option has the right to pay some or all of the exercise price of the option by surrendering shares of the Company’s Class B Common Stock owned by such holder. There were 5,005 share conversions of vested restricted shares into cash during the period covered by this table. There were no surrenders of owned shares to pay for the exercise price of stock options that occurred during the period covered by this table.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.3	By-Laws of the Company as amended and restated through September 22, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.1	Form of the Company’s 5.50% Notes due February 15, 2009, issued under the Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.2	Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.3	First Supplemental Indenture dated as of September 22, 2003, among WP Company LLC, the Company and Bank One, NA, as successor to The First National Bank of Chicago, as trustee, to the Indenture dated as of February 17, 1999, between The Washington Post Company and The First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.4	Five Year Credit Agreement dated as of August 8, 2006, among the Company, Citibank, N.A., JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, SunTrust Bank, The Bank of New York, PNC Bank, National Association, Bank of America, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY
(Registrant)

Date: May 7, 2007	/s/ Donald E. Graham
Donald E. Graham,
Chairman & Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2007	/s/ John B. Morse, Jr.
John B. Morse, Jr.,
Vice President-Finance (Principal Financial Officer)