Form 10-Q
period 2007-07-01
WASHINGTON POST CO
filed 2007-08-07
CIK 104889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 1, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐.    No  ☒.

Shares outstanding at August 1, 2007:

Class A Common Stock	1,722,250 Shares
Class B Common Stock	7,777,302 Shares

THE WASHINGTON POST COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Washington Post Company

Condensed Consolidated Statements of Income (Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands, except per share amounts)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Operating revenues
Education	$503,487	$409,244	$979,268	$818,178
Advertising	318,310	346,390	611,101	673,555
Circulation and subscriber	205,966	195,643	405,951	384,962
Other	19,010	7,764	36,061	40,626

	1,046,773	969,041	2,032,381	1,917,321

Operating costs and expenses
Operating	453,485	412,903	897,670	832,028
Selling, general and administrative	409,654	408,043	802,901	749,025
Depreciation of property, plant and equipment	54,060	49,512	107,509	98,537
Amortization of intangible assets	4,314	1,378	7,046	2,767

	921,513	871,836	1,815,126	1,682,357

Income from operations	125,260	97,205	217,255	234,964

Other income (expense)
Equity in (losses) earnings of affiliates	(135)	(562)	8,948	(741)
Interest income	2,705	2,539	5,981	4,142
Interest expense	(6,159)	(6,439)	(12,084)	(12,698)
Other, net	4,345	33,701	5,146	33,526

Income before income taxes and cumulative effect of change in accounting principle	126,016	126,444	225,246	259,193
Provision for income taxes	57,200	47,700	92,000	98,500

Income before cumulative effect of change in accounting principle	68,816	78,744	133,246	160,693
Cumulative effect of change in method of accounting for share-based payments, net of taxes	—	—	—	(5,075)

Net income	68,816	78,744	133,246	155,618
Redeemable preferred stock dividends	(230)	(245)	(715)	(736)

Net income available for common shares	$68,586	$78,499	$132,531	$154,882

Basic earnings per share:
Before cumulative effect of change in accounting principle	$7.22	$8.20	$13.94	$16.71
Cumulative effect of change in accounting principle	—	—	—	(0.53)

Net income available for common stock	$7.22	$8.20	$13.94	$16.18

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$7.19	$8.17	$13.89	$16.65
Cumulative effect of change in accounting principle	—	—	—	(0.53)

Net income available for common stock	$7.19	$8.17	$13.89	$16.12

Dividends declared per common share	$2.05	$1.95	$6.15	$5.85

Basic average number of common shares outstanding	9,502	9,575	9,508	9,573

Diluted average number of common shares outstanding	9,536	9,613	9,542	9,610

The Washington Post Company

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net income	$68,816	$78,744	$133,246	$155,618

Other comprehensive income (loss)
Foreign currency translation adjustment	9,551	5,819	11,459	8,418
Change in unrealized gain on available-for-sale securities	11,660	10,186	12,407	20,284
Pension and other postretirement plan adjustments	(1,131)	—	(2,276)	—
Less: reclassification adjustment for realized gains included in net income	—	(31,579)	—	(31,579)

	20,080	(15,574)	21,590	(2,877)
Income tax (expense) benefit related to other comprehensive income	(8,874)	8,374	(8,715)	4,436

	11,206	(7,200)	12,875	1,559

Comprehensive income	$80,022	$71,544	$146,121	$157,177

The Washington Post Company

Condensed Consolidated Balance Sheets

	July 1, 2007	December 31, 2006
(In thousands)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$236,124	$348,148
Investments in marketable equity securities	43,286	28,923
Accounts receivable, net	400,511	423,403
Inventories	14,816	19,973
Deferred income taxes	44,651	48,936
Income taxes receivable	16,545	—
Other current assets	69,637	65,442

	825,570	934,825
Property, plant and equipment
Buildings	345,601	331,682
Machinery, equipment and fixtures	2,056,898	1,939,110
Leasehold improvements	213,177	204,797

	2,615,676	2,475,589
Less accumulated depreciation	(1,525,398)	(1,433,060)

	1,090,278	1,042,529
Land	48,333	42,030
Construction in progress	116,547	133,750

	1,255,158	1,218,309
Investments in marketable equity securities	323,849	325,805
Investments in affiliates	96,142	64,691
Goodwill, net	1,358,425	1,240,251
Indefinite-lived intangible assets, net	520,971	517,742
Amortized intangible assets, net	45,494	31,799
Prepaid pension cost	986,305	975,292
Deferred charges and other assets	64,781	72,658

	$5,476,695	$5,381,372

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$471,217	$509,375
Deferred revenue	311,757	283,475
Dividends declared	19,780	—
Income taxes payable	—	4,728
Short-term borrowings	4,748	5,622

	807,502	803,200
Postretirement benefits other than pensions	83,030	81,337
Other liabilities	317,680	324,143
Deferred income taxes	619,324	599,487
Long-term debt	400,907	401,571

	2,228,443	2,209,738
Redeemable preferred stock	11,826	12,120

Preferred stock	—	—

Common shareholders’ equity
Common stock	20,000	20,000
Capital in excess of par value	208,915	205,820
Retained earnings	4,194,020	4,120,143
Accumulated other comprehensive income
Cumulative foreign currency translation adjustment	29,486	22,689
Unrealized gain on available-for-sale securities	92,058	84,614
Unrealized gain on pension and other postretirement plans	268,892	270,258
Cost of Class B common stock held in treasury	(1,576,945)	(1,564,010)

	3,236,426	3,159,514

	$5,476,695	$5,381,372

The Washington Post Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Twenty-Six Weeks Ended
(In thousands)	July 1, 2007	July 2, 2006
Cash flows from operating activities:
Net income	$133,246	$155,618
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	5,075
Depreciation of property, plant and equipment	107,509	98,537
Amortization of intangible assets	7,046	2,767
Net pension benefit	(10,799)	(11,368)
Early retirement program expense	—	49,657
Gain on disposition of marketable equity securities	—	(31,579)
Foreign exchange gain	(4,604)	(2,882)
Equity in (earnings) losses of affiliates, net of distributions	(8,948)	741
Provision for deferred income taxes	16,892	(5,262)
Change in assets and liabilities:
Decrease in accounts receivable, net	28,746	39
Decrease (increase) in inventories	5,051	(11,701)
Decrease in accounts payable and accrued liabilities	(44,999)	(36,125)
Increase in deferred revenue	17,910	12,730
(Increase) decrease in income taxes receivable	(21,971)	7,468
Decrease in other assets and other liabilities, net	(320)	9,552
Other	347	991

Net cash provided by operating activities	225,106	244,258

Cash flows from investing activities:
Investments in certain businesses	(136,391)	(66,914)
Purchases of property, plant and equipment	(137,932)	(131,686)
Investment in affiliates and cost method investments	(14,639)	(2,758)
Investments in marketable equity securities	—	(42,888)
Proceeds from sale of marketable equity securities	—	73,802
Other	3,464	484

Net cash used in investing activities	(285,498)	(169,960)

Cash flows from financing activities:
Dividends paid	(39,587)	(37,938)
Common shares repurchased	(15,609)	—
Principal payments on debt	(3,038)	(8,875)
Cash overdraft	2,936	13,731
Proceeds from exercise of stock options	2,124	3,785
Other	67	978

Net cash used in financing activities	(53,107)	(28,319)

Effect of currency exchange rate change	1,475	3,050

Net (decrease) increase in cash and cash equivalents	(112,024)	49,029

Beginning cash and cash equivalents	348,148	215,861

Ending cash and cash equivalents	$236,124	$264,890

The Washington Post Company

Notes to Condensed Consolidated Financial Statements (Unaudited)

Results of operations at the Kaplan education division, when examined on a quarterly basis, reflect the volatility of Kaplan stock compensation charges, as well as other seasonal effects. Results of other operations, when examined on a quarterly basis, also reflect the seasonality of advertising that affects the newspaper, magazine and broadcasting operations. Advertising revenues in the second and fourth quarters are typically higher than first and third quarter revenues. All adjustments reflected in the interim financial statements are of a normal recurring nature, except as discussed in Note 10: Income Taxes.

The Washington Post Company (the “Company”) generally reports on a 13 week fiscal quarter ending on the Sunday nearest the calendar quarter-end. With the exception of the newspaper publishing operations, subsidiaries of the Company report on a calendar-quarter basis.

In 2007, the Company made changes to certain departments and cost centers at several of its divisions. Prior year amounts were reclassified to conform with the current year presentation, resulting in a net increase to selling, general and administrative expenses and a net decrease to operating expenses. Certain other amounts in previously issued financial statements have also been reclassified to conform with the current year presentation.

Note 1: Acquisitions.

In the second quarter of 2007, the Company completed four business acquisitions, primarily in the education division, totaling $29.1 million. These included Kaplan higher education division’s acquisitions of Sagemont Virtual, a leader in the growing field of online high school instruction that has been doing business as the University of Miami Online High School, and Virtual Sage, a developer of online high school courses. In the first quarter of 2007, Kaplan acquired two businesses in their professional division totaling $115.8 million. These acquisitions included EduNeering Holdings, Inc., a Princeton, N.J. based provider of knowledge management solutions for organizations in the pharmaceutical, medical device, healthcare, energy and manufacturing sectors. Also in the first quarter of 2007, the cable division acquired subscribers in the Boise, Idaho area for $4.3 million. Most of the purchase price for these acquisitions has been allocated to goodwill and other intangibles on a preliminary basis.

In April 2007, Kaplan Professional announced an agreement to acquire the education division of the Financial Services Institute of Australia for 36 million Australian dollars. The acquisition is expected to close in the third quarter of 2007.

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

Pro forma results of operations for current and prior years, assuming the acquisitions occurred at the beginning of 2006, are not materially different from reported results of operations.

Note 2: Investments.

Investments in marketable equity securities at July 1, 2007 and December 31, 2006 consist of the following (in thousands):

	July 1, 2007	December 31, 2006
Total cost	$213,705	$213,705
Gross unrealized gains	153,430	141,023

Total fair value	$367,135	$354,728

There were no additional investments in marketable equity securities during the first six months of 2007 or in the second quarter of 2006. The Company made $42.9 million in investments in marketable equity securities during the first quarter of 2006.

No sales of marketable equity securities were made in the first six months of 2007. During the second quarter of 2006, the Company sold marketable equity securities for a pre-tax gain of $31.6 million.

As of July 1, 2007 and December 31, 2006, the Company has commercial paper and money market investments of $77.1 million and $142.9 million, respectively, that are classified as “cash and cash equivalents” on the Company’s consolidated balance sheet.

In the first six months of 2007, $8.9 million of the equity in earnings of affiliates is due to a gain on the sale of land at the Company’s Bowater Mersey Paper Company Limited affiliate. During the second quarter of 2007, the Company made $14.6 million in investments in affiliates, including ACE Education, a provider of education in China that provides preparation courses for entry to U.K. universities, along with degree and professional training programs at campuses throughout China; and LATV Networks, a bilingual music and entertainment network in Los Angeles.

Note 3: Borrowings.

Long-term debt consists of the following (in millions):

	July 1, 2007	December 31, 2006
5.5 percent unsecured notes due February 15, 2009	$399.6	$399.4
Other indebtedness	6.0	7.8

Total	405.6	407.2
Less current portion	(4.7)	(5.6)

Total long-term debt	$400.9	$401.6

The Company’s other indebtedness at July 1, 2007 and December 31, 2006 is at interest rates of 5% to 7% and matures from 2007 to 2009.

During the second quarter of 2007 and 2006, the Company had average borrowings outstanding of approximately $406.1 million and $424.1 million, respectively, at average annual interest rates of approximately 5.5 percent. During the second quarter of 2007 and 2006, the Company incurred net interest expense of $3.5 million and $3.9 million, respectively.

During the first six months of 2007 and 2006, the Company had average borrowings outstanding of approximately $405.5 million and $425.3 million, respectively, at average annual interest rates of approximately 5.5 percent and 5.4 percent, respectively. During the first six months of 2007 and 2006, the Company incurred net interest expense of $6.1 million and $8.6 million, respectively.

Note 4: Business Segments.

The following table summarizes financial information related to each of the Company’s business segments. The 2007 and 2006 asset information is as of July 1, 2007 and December 31, 2006, respectively.

Second Quarter Period

(in thousands)

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Corporate Office	Intersegment Elimination	Consolidated
2007
Operating revenues	$503,487	$227,901	$87,863	$73,418	$154,421	$—	$(317)	$1,046,773
Income (loss) from operations	$37,548	$17,758	$35,203	$12,914	$32,097	$(10,260)	$—	$125,260
Equity in losses of affiliates								(135)
Interest expense, net								(3,454)
Other, net								4,345

Income before income taxes								$126,016

Depreciation expense	$14,299	$9,566	$2,374	$568	$26,888	$365	$—	$54,060
Amortization expense	$4,020	$292	$—	$—	$2	$—	$—	$4,314
Net pension credit (expense)	$(906)	$(2,601)	$306	$9,285	$(320)	$—	$—	$5,764
Identifiable assets	$1,714,913	$789,167	$493,109	$798,702	$1,192,361	$25,166	$—	$5,013,418
Investments in marketable equity securities								367,135
Investments in affiliates								96,142

Total assets								$5,476,695

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Corporate Office	Intersegment Elimination	Consolidated
2006
Operating revenues	$409,244	$245,566	$88,970	$84,166	$141,095	$—	$—	$969,041
Income (loss) from operations	$33,888	$(15,373)	$40,591	$11,214	$39,881	$(12,996)	$—	$97,205
Equity in losses of affiliates								(562)
Interest expense, net								(3,900)
Other, net								33,701

Income before income taxes								$126,444

Depreciation expense	$11,577	$8,898	$2,476	$635	$25,561	$365	$—	$49,512
Amortization expense	$914	$292	$—	$—	$172	$—	$—	$1,378
Net pension (expense) credit	$(648)	$(48,671)	$303	$8,317	$(378)	$(2,900)	$—	$(43,977)
Identifiable assets	$1,569,404	$821,615	$458,751	$788,450	$1,178,132	$145,601	$—	$4,961,953
Investments in marketable equity securities								354,728
Investments in affiliates								64,691

Total assets								$5,381,372

Six Month Period

(in thousands)

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Corporate Office	Intersegment Elimination	Consolidated
2007
Operating revenues	$979,268	$447,055	$168,697	$134,661	$303,396	$—	$(696)	$2,032,381
Income (loss) from operations	$71,891	$32,684	$64,614	$6,931	$60,116	$(18,981)	$—	$217,255
Equity in earnings of affiliates								8,948
Interest expense, net								(6,103)
Other, net								5,146

Income before income taxes								$225,246

Depreciation expense	$28,352	$18,810	$4,732	$1,109	$53,776	$730	$—	$107,509
Amortization expense	$6,288	$584	$—	$—	$174	$—	$—	$7,046
Net pension credit (expense)	$(1,748)	$(5,200)	$612	$17,774	$(639)	$—	$—	$10,799

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Corporate Office	Intersegment Elimination	Consolidated
2006
Operating revenues	$818,178	$489,038	$174,884	$158,951	$276,270	$—	$—	$1,917,321
Income (loss) from operations	$86,533	$16,664	$78,141	$10,346	$65,308	$(22,028)	$—	$234,964
Equity in losses of affiliates								(741)
Interest expense, net								(8,556)
Other, net								33,526

Income before income taxes								$259,193

Depreciation expense	$23,610	$17,756	$4,901	$1,276	$50,425	$569	$—	$98,537
Amortization expense	$1,839	$584	$—	$—	$344	$—	$—	$2,767

Net pension (expense) credit	$(1,318)	$(50,578)	$630	$16,633	$(756)	$(2,900)	$—	$(38,289)

The Company’s education division comprises the following operating segments:

Second Quarter Period

(in thousands)

	Higher Education	Test Preparation	Professional	Corporate Overhead and Other	Total Education
2007
Operating revenues	$229,991	$148,519	$124,977	$—	$503,487
Income (loss) from operations	$25,217	$25,961	$13,211	$(26,841)	$37,548
Identifiable assets	$533,780	$367,807	$761,451	$51,875	$1,714,913
Depreciation expense	$6,215	$3,411	$3,866	$807	$14,299
Amortization expense				$4,020	$4,020
Kaplan stock-based incentive compensation				$12,951	$12,951

2006
Operating revenues	$191,855	$113,465	$103,924	$—	$409,244
Income (loss) from operations	$22,197	$23,923	$3,316	$(15,548)	$33,888
Identifiable assets	$556,362	$340,914	$625,392	$46,736	$1,569,404
Depreciation expense	$5,263	$2,725	$2,460	$1,129	$11,577
Amortization expense				$914	$914
Kaplan stock-based incentive compensation				$3,402	$3,402

Six Month Period

(in thousands)

	Higher Education	Test Preparation	Professional	Corporate Overhead and Other	Total Education
2007
Operating revenues	$461,715	$282,798	$234,755	$—	$979,268
Income (loss) from operations	$58,214	$40,592	$22,291	$(49,206)	$71,891
Depreciation expense	$12,610	$6,879	$7,112	$1,751	$28,352
Amortization expense				$6,288	$6,288
Kaplan stock-based incentive compensation				$23,219	$23,219

2006
Operating revenues	$390,200	$223,284	$204,694	$—	$818,178
Income (loss) from operations	$51,505	$46,055	$17,420	$(28,447)	$86,533
Depreciation expense	$11,147	$5,334	$5,037	$2,092	$23,610
Amortization expense				$1,839	$1,839
Kaplan stock-based incentive compensation				$5,266	$5,266

Education products and services are provided through the Company’s wholly-owned subsidiary Kaplan, Inc. Kaplan’s businesses include higher education services, which includes all of Kaplan’s post-secondary education businesses in the United States, including fixed facility colleges which offer bachelor’s degrees, associate’s degrees and diploma programs primarily in the fields of healthcare, business and information technology; and online post-secondary and career programs. Kaplan’s businesses also include test preparation, which is made up of Kaplan Test Prep and Admissions, providing test preparation services for college and graduate school entrance exams; as well as K12 and Score!, which offer multi-media learning and private tutoring to children and educational resources to parents. Kaplan’s businesses also include Kaplan Professional, which provides education and career services to business people and other professionals domestically and internationally. For segment reporting purposes, the education division now has three primary segments, as compared to two primary segments in 2006. The education division’s primary segments are higher education, test preparation and professional. Kaplan corporate overhead and “Other”

is also included; “Other” includes Kaplan stock compensation expense and amortization of certain intangibles.

Newspaper publishing includes the publication of newspapers in the Washington, D.C. area and Everett, Washington; newsprint warehousing and recycling facilities; and the Company’s electronic media publishing business (primarily washingtonpost.com).

The magazine publishing division consists of the publication of a weekly news magazine, Newsweek, which has one domestic and three English-language international editions (and, in conjunction with others, publishes eight foreign-language editions around the world) and the publication of Arthur Frommer’s Budget Travel. The second quarter and first six months of 2006 results of the magazine publishing division also include revenue of $5.6 million and $13.3 million, respectively, and an operating loss of $0.5 million and operating income of $0.8 million respectively, for PostNewsweek Tech Media, which was sold on December 22, 2006.

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

The Company’s goodwill and other intangible assets as of July 1, 2007 and December 31, 2006 were as follows (in thousands):

	Gross	Accumulated Amortization	Net
2007
Goodwill	$1,656,827	$298,402	$1,358,425
Indefinite-lived intangible assets	684,777	163,806	520,971
Amortized intangible assets	79,195	33,701	45,494

	$2,420,799	$495,909	$1,924,890

2006
Goodwill	$1,538,653	$298,402	$1,240,251
Indefinite-lived intangible assets	681,548	163,806	517,742
Amortized intangible assets	58,454	26,655	31,799

	$2,278,655	$488,863	$1,789,792

Activity related to the Company’s goodwill and other intangible assets during the six months ended July 1, 2007 was as follows (in thousands):

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Total
Goodwill, net
Beginning of year	$845,754	$80,651	$203,165	$25,015	$85,666	$1,240,251
Acquisitions	110,190	468	—	—	—	110,658
Foreign currency exchange rate changes	7,516	—	—	—	—	7,516

Balance at July 1, 2007	$963,460	$81,119	$203,165	$25,015	$85,666	$1,358,425

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Total
Indefinite-Lived Intangible Assets, net
Beginning of year	$9,262	—	—	—	$508,480	$517,742
Acquisitions	—	—	—	—	3,229	3,229

Balance at July 1, 2007	$9,262	—	—	—	$511,709	$520,971

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Total
Amortized intangible assets, net
Beginning of year	$25,270	$5,508	—	—	$1,021	$31,799
Acquisitions	20,630	—	—	—	—	20,630
Foreign currency exchange rate changes	111	—	—	—	—	111
Amortization	(6,288)	(584)	—	—	(174)	(7,046)

Balance at July 1, 2007	$39,723	$4,924	—	—	$847	$45,494

Activity related to the Company’s goodwill and other intangible assets during the six-months ended July 2, 2006 was as follows (in thousands):

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Total
Goodwill, net
Beginning of year	$686,532	$80,651	$203,165	$69,556	$85,666	$1,125,570
Acquisitions	65,150	—	—	—	—	65,150
Foreign currency exchange rate changes	8,540	—	—	—	—	8,540

Balance at July 2, 2006	$760,222	$80,651	$203,165	$69,556	$85,666	$1,199,260

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Total
Indefinite-Lived Intangible Assets, net
Beginning of year	$8,362	—	—	—	$486,330	$494,692
Acquisitions	—	—	—	—	—	—

Balance at July 2, 2006	$8,362	—	—	—	$486,330	$494,692

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Total
Amortized intangible assets, net
Beginning of year	$14,428	$6,676	—	—	$1,710	$22,814
Acquisitions	591	—	—	—	—	591

Foreign currency exchange rate changes	184	—	—	—	—	184
Amortization	(1,839)	(584)	—	—	(344)	(2,767)

Balance at July 2, 2006	$13,364	$6,092	—	—	$1,366	$20,822

Note 6: Antidilutive Securities.

The second quarter and first six months of 2007 diluted earnings per share amount excludes the effects of 12,000 and 7,500 stock options outstanding, respectively, as their inclusion would be antidilutive. The second quarter and first six months of 2006 diluted earnings per share amount excludes the effects of 8,500 stock options outstanding as their inclusion would be antidilutive.

Note 7: Pension and Postretirement Plans.

The total cost (income) arising from the Company’s defined benefit pension plans for the second quarter and six months ended July 1, 2007 and July 2, 2006 consists of the following components (in thousands):

	Pension Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Service cost	$7,020	$7,162	$13,153	$14,334
Interest cost	11,858	10,287	22,217	20,585
Expected return on assets	(24,755)	(23,234)	(46,382)	(46,496)
Amortization of transition asset	(14)	(20)	(25)	(40)
Amortization of prior service cost	1,273	1,124	2,385	2,250
Recognized actuarial gain	(1,146)	(999)	(2,147)	(2,001)

Net periodic (benefit)	(5,764)	(5,680)	(10,799)	(11,368)
Early retirement program expense	—	49,657	—	49,657

Total (income) cost	$(5,764)	$43,977	$(10,799)	$38,289

	SERP
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Service cost	$384	$432	$769	$864
Interest cost	768	734	1,537	1,468
Amortization of prior service cost	112	103	223	206
Recognized actuarial loss	231	398	461	795

Net periodic cost	1,495	1,667	2,990	3,333
Early retirement program expense	—	902	—	902

Total cost	$1,495	$2,569	$2,990	$4,235

At December 31, 2006, the Company raised its assumption on the discount rate from 5.75% to 6.0% for its defined benefit pension plans.

The total cost arising from the Company’s postretirement plans for the second quarter and six months ended July 1, 2007 and July 2, 2006, consists of the following components (in thousands):

	Postretirement Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Service cost	$914	$1,624	$1,828	$3,248
Interest cost	1,227	1,932	2,454	3,865
Amortization of prior service credit	(1,176)	(147)	(2,352)	(294)
Recognized actuarial gain	(410)	(216)	(820)	(432)

Total cost	$555	$3,193	$1,110	$6,387

Note 8: Other Non-Operating Income (Expense).

The Company recorded other non-operating income, net, of $4.3 million for the second quarter of 2007, compared to non-operating income, net, of $33.7 million for the second quarter of 2006. For the first six months of 2007 and 2006, the Company recorded other non-operating income, net, of $5.1 million and $33.5 million, respectively.

A summary of non-operating income (expense) for the thirteen and twenty-six weeks ended July 1, 2007 and July 2, 2006, is as follows (in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Foreign currency gains, net	$3.8	$2.3	$4.6	$2.9
Gain on sale of marketable equity securities	—	31.6	—	31.6
Gain (loss) on cost method and other investments	0.5	—	0.5	(0.8)
Other (losses), net	—	(0.2)	—	(0.2)

Total	$4.3	$33.7	$5.1	$33.5

Note 9: Earnings Per Share.

The Company’s earnings per share (basic and diluted) for the second quarter and first six months of 2007 and 2006, are presented below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Income before cumulative effect of change in accounting principle, after Redeemable preferred stock dividends	$68,586	$78,499	$132,531	$159,957
Cumulative effect of change in method of accounting for share-based payments, net of taxes	—	—	—	(5,075)

Net income available for common shares	$68,586	$78,499	$132,531	$154,882

Weighted-average shares outstanding – basic	9,502	9,575	9,508	9,573
Effect of dilutive shares:
Stock options and restricted stock	34	38	34	37

Weighted-average shares outstanding – diluted	9,536	9,613	9,542	9,610

Basic earnings per share:
Before cumulative effect of change in accounting principle	$7.22	$8.20	$13.94	$16.71
Cumulative effect of change in accounting principle	—	—	—	(0.53)

Net income available for common stock	$7.22	$8.20	$13.94	$16.18

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$7.19	$8.17	$13.89	$16.65
Cumulative effect of change in accounting principle	—	—	—	(0.53)

Net income available for common stock	$7.19	$8.17	$13.89	$16.12

Note 10: Income Taxes.

The effective tax rate for the second quarter of 2007 was 45.4%, compared to 38.0% for the second quarter of 2006. Results for the second quarter of 2007 included an additional $15.5 million in income tax expense related to Bowater Mersey, the Company’s 49% owned affiliate based in Canada. The Company previously recorded deferred income taxes on the equity in earnings (losses) of Bowater Mersey based on the 5% dividend withholding rate provided in the tax treaty between the U.S. and Canada. In the second quarter of 2007, the Company obtained additional information related to Bowater Mersey’s Canadian tax position and determined that deferred income taxes on the equity in earnings (losses) of this investment should be recorded at a 35% tax rate. $12.9 million of the expense relates to 2006 and prior years; $2.6 million of the expense relates to the first quarter of 2007. The Company concluded that these charges are not material to the Company’s financial positions or results of operations for 2007 and prior years, based on its consideration of quantitative and qualitative factors. Also included in the second quarter of 2007 is a $6.3 million income tax benefit related to a change in certain state income tax laws enacted in the second quarter of 2007. Both of these items are non-cash items in the current period, impacting the Company’s long-term net deferred income tax liabilities. Excluding the impact of these items, the effective tax rate for the second quarter of 2007 was 38.0%.

The effective tax rate for the first six months of 2007 was 40.8%, compared to 38.0% for the first six months of 2006. Results for the first six months of 2007 included the additional $12.9 million in income tax expense related to the Company’s Bowater Mersey affiliate, and the $6.3 million income tax benefit related to a change in certain state income tax laws enacted in the second quarter of 2007. Excluding the impact of these items, the effective tax rate for the first six months of 2007 was 38.0%.

Note 11: Recent Accounting Pronouncements.

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

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. In January 2007, the Internal Revenue Service completed their examinations of the Company’s consolidated federal corporate income tax returns through 2004.

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

Results of Operations

Net income for the second quarter of 2007 was $68.8 million ($7.19 per share), compared to net income of $78.7 million ($8.17 per share) for the second quarter of last year.

Results for the second quarter of 2007 included additional net income tax expense of $9.2 million ($0.97 per share) as the result of a $15.5 million ($1.63 per share) increase in taxes associated with Bowater Mersey Paper Company Limited, the Company’s 49%-owned affiliate based in Canada, and a tax benefit of $6.3 million ($0.66 per share) associated with recent changes in certain state income tax laws. Both of these are non-cash items in the current period, impacting the Company’s long-term net deferred income tax liabilities. Refer to “Provision for Income Taxes” below for additional details.

Results for the second quarter of 2006 included charges related to early retirement plan buyouts at The Washington Post newspaper and the corporate office (after-tax impact of $31.4 million, or $3.27 per share) that were largely funded from the assets in the Company’s pension plans. Results for the second quarter of 2006 also included transition costs from Kaplan acquisitions (after-tax impact of $4.8 million, or $0.50 per share), offset by insurance recoveries from cable division losses related to Hurricane Katrina (after-tax impact of $6.4 million, or $0.67 per share) and non-operating gains from the sales of marketable securities (after-tax impact of $19.6 million, or $2.04 per share).

Revenue for the second quarter of 2007 was $1,046.8 million, up 8% from $969.0 million in the second quarter of 2006. The increase is due mostly to significant revenue growth at the education division, as well as an increase at the cable television division. Revenues were down at the Company’s newspaper publishing, magazine publishing and television broadcasting divisions.

Operating income increased in the second quarter of 2007 to $125.3 million, from $97.2 million in the second quarter of 2006, due largely to certain unusual items in the second quarter of 2006 including charges of $50.6 million associated with early retirement plan buyouts and charges of $6.9 million associated with transition costs at Kaplan. These were offset by a $9.6 million increase in Kaplan stock compensation expense in the second quarter of 2007 and $10.4 million in insurance recoveries recorded during the second quarter of 2006 from cable division losses related to Hurricane Katrina.

For the first six months of 2007, net income totaled $133.2 million ($13.89 per share), compared with $155.6 million ($16.12 per share) for the same period of 2006. Results for the first six months of 2007 included additional net income tax expense of $6.6 million ($0.70 per share) as the result of a $12.9 million ($1.36 per share) increase in taxes associated with Bowater Mersey and a tax benefit of $6.3 million ($0.66 per share) associated with recent changes in certain state income tax laws. Both of these are non-cash items in the current period, impacting the Company’s long-term net deferred income tax liabilities. Also included in the first six months of 2007 is a significant increase in equity in earnings of affiliates primarily from a gain on the sale of land at the Company’s Bowater Mersey affiliate (after-tax impact of $6.5 million, or $0.68 per share). Results for the first half of 2006 included charges related to early retirement plan buyouts (after-tax impact of $31.4 million, or $3.27 per share); transition costs at Kaplan (after-tax impact of $4.8 million, or $0.50 per share); and a charge for the cumulative effect of a change in accounting for Kaplan equity awards (after-tax impact of $5.1 million, or $0.53 per share) in connection with the Company’s adoption of Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Share-Based Payment.” These items were offset by insurance recoveries from cable division losses related to Hurricane Katrina (after-tax impact of $6.4 million, or $0.67 per share) and non-operating gains from the sales of marketable securities (after-tax impact of $19.6 million, or $2.04 per share).

Revenue for the first half of 2007 was $2,032.4 million, up 6% from $1,917.3 million in the first half of 2006, due to increased revenues at the Company’s education and cable divisions, offset by revenue declines at the Company’s other divisions. Operating income for the first half of 2007 decreased to $217.3 million, from $235.0 million in the first half of 2006, due to declines at the television broadcasting and magazine publishing divisions; a $17.9 million increase in Kaplan stock compensation expense in the first half of 2007; and $10.4 million in insurance recoveries recorded during the second quarter of 2006 from cable division losses related to Hurricane Katrina. These were offset by several unusual items in 2006 including $50.6 million in pre-tax charges associated with early retirement plan buyouts and $6.9 million in transition costs at Kaplan.

The Company’s operating income for the second quarter and first six months of 2007 included $5.8 million and $10.8 million of net pension credits, respectively, compared to $5.7 million and $11.4 million, respectively, for the same periods of 2006, excluding charges related to early retirement programs.

Education Division. Education division revenue totaled $503.5 million for the second quarter of 2007, a 23% increase over revenue of $409.2 million for the same period of 2006. Excluding revenue from acquired businesses, education division revenue increased 14% for the second quarter of 2007. Kaplan reported operating income for the second quarter of 2007 of $37.5 million, up 11% from $33.9 million in the second quarter of 2006. For the first six months of 2007, education division revenue totaled $979.3 million, a 20% increase over revenue of $818.2 million for the same period of 2006. Excluding revenue from acquired businesses, education division revenue increased 12% for the first six months of 2007. Kaplan reported operating income of $71.9 million for the first six months of 2007, a decline of 17% from $86.5 million for the first six months of 2006.

In the second quarter of 2006, Kaplan acquired Tribeca Learning Limited, a leading provider of education to the Australian financial services sector, and incurred $6.9 million in transition costs, which are included in the Professional education results. A summary of Kaplan’s operating results for the second quarter and the first six months of 2007 compared to 2006 is as follows:

(In thousands)

	Second Quarter			YTD
	2007	2006	% Change	2007	2006	% Change
Revenue
Higher education	$229,991	$191,855	20	$461,715	$390,200	18
Test preparation	148,519	113,465	31	282,798	223,284	27
Professional	124,977	103,924	20	234,755	204,694	15

	$503,487	$409,244	23	$979,268	$818,178	20

Operating income (loss)
Higher education	$25,217	$22,197	14	$58,214	$51,505	13
Test preparation	25,961	23,923	9	40,592	46,055	(12)
Professional	13,211	3,316	—	22,291	17,420	28
Kaplan corporate overhead	(9,870)	(11,232)	12	(19,699)	(21,342)	8
Other*	(16,971)	(4,316)	–	(29,507)	(7,105)	–

	$37,548	$33,888	11	$71,891	$86,533	(17)

*	Other includes charges accrued for stock-based incentive compensation and amortization of certain intangibles.

Higher education includes all of Kaplan’s post-secondary education businesses in the United States, including fixed-facility colleges as well as online post-secondary and career programs. Higher education revenue grew by 20% in the second quarter of 2007 and 18% in the first half of 2007. Enrollments increased 6% to 66,700 at June 30, 2007, compared to 62,700 at June 30, 2006, due to enrollment growth in the online programs. Higher education results for the online programs in the first half of 2007 benefited from increases in both price and demand for higher priced advanced programs. Results at the fixed-facility colleges also benefited from course fee increases, but as previously disclosed, were adversely affected by $2.7 million in lease termination charges in the first quarter of 2007.

Test preparation includes Kaplan’s standardized test preparation and English- language course offerings, as well as the K12 and Score! businesses. Test preparation revenue grew 31% in the second quarter of 2007 and 27% for the first six months of 2007 largely due to the Aspect and PMBR acquisitions made in October 2006. Excluding revenue from acquired businesses, revenue grew 7% in the second quarter of 2007 and 5% in the first six months of 2007 due to overall strength in the traditional test preparation courses, offset by declines in revenue from the K12 and Score! businesses. Operating income for test preparation increased in the second quarter of 2007 due largely to the Aspect and PMBR acquisitions, as well as growth in the traditional test preparation courses, offset by continued weakness from the K12 and Score! businesses. Operating results for the first half of 2007 were down due to weaker results from the K12 and Score! businesses. The K12 results in 2006 included approximately $3.0 million in revenue and operating income related to services provided in prior periods, but for which revenue was not recognized until 2006 when the underlying contracts governing the work were finalized. Score! revenue and operating results are down primarily due to an 11% enrollment decline.

Professional includes Kaplan’s domestic and overseas professional businesses and certain other education businesses outside the United States. Professional revenue grew 20% and 15% in the second quarter and first six months of 2007 largely due to the May 2006 acquisition of Tribeca and the March 2007 acquisition of EduNeering Holdings, Inc., a Princeton, NJ-based provider of knowledge management solutions for organizations in the pharmaceutical, medical device, healthcare, energy and manufacturing sectors. Excluding revenue from acquired businesses, Professional revenue grew 11% in the second quarter of 2007 and 6% in the first six months of 2007. The revenue increases are a result of higher revenues at FTC Kaplan Limited (FTC) due primarily to favorable exchange rates and from growth in the Schweser CFA exam course offerings, offset by continued soft market demand for Professional’s real estate book publishing and real estate course offerings. Operating income increased largely due to the $6.9 million in transition costs in 2006, offset by weakness in Professional’s real estate businesses. FTC operating results are up in the second quarter of 2007, but have declined for the first six months of 2007 due to increases in staffing, occupancy and business development expenses associated with the overall growth in FTC operations.

Corporate overhead represents unallocated expenses of Kaplan, Inc.’s corporate office.

Other includes charges for incentive compensation arising from equity awards under the Kaplan stock option plan, which was established for certain members of Kaplan’s management. Kaplan recorded stock compensation expense of $13.0 million and $3.4 million in the second quarter of 2007 and 2006, respectively, and $23.2 million and $5.3 million in the first six months of 2007 and 2006, respectively, related to this plan (excluding stock compensation recorded in the first quarter of 2006 related to a change in accounting discussed below). In addition, Other includes amortization of certain intangibles, which increased due to recent Kaplan acquisitions.

Newspaper Publishing Division. Newspaper publishing division revenue totaled $227.9 million for the second quarter of 2007, a decrease of 7% from $245.6 million in the second quarter of 2006; division revenue decreased 9% to $447.1 million for the first six months of 2007, from $489.0 million for the first six months of 2006. The newspaper division reported operating income of $17.8 million in the second quarter of 2007, compared to an operating loss of $15.4 million for the second quarter of 2006; operating income increased to $32.7 million for the first six months of 2007, compared to $16.7 million for the first six months of 2006. The increase in operating results is due primarily to $46.8 million in pre-tax charges recorded in the second quarter of 2006 associated with early retirement plan buyouts at The Washington Post. Excluding this charge, operating income was down for the second quarter and the first six months of 2007 due to a decline in division revenues, partially offset by a reduction in newspaper division operating expenses, including newsprint expense declines of 22% and 19% for the second quarter and first six months of 2007, respectively.

Print advertising revenue at The Post in the second quarter declined 13% to $128.4 million, from $148.3 million in the second quarter of 2006, and decreased 15% to $253.6 million for the first six months of 2007, from $298.1 million in the same period of 2006. The declines are due to reductions in real estate, which was a strong category in the first six months of 2006, along with declines in classified, retail and zones. Classified recruitment advertising revenue declined 22% to $13.2 million for the second quarter of 2007, from $16.8 million in the second quarter of 2006, and was down 25% to $28.9 million in the first half of 2007, compared to $38.6 million in the first half of 2006.

For the first six months of 2007, Post daily and Sunday circulation both declined 2.9% compared to the same period of the prior year. For the six months ended July 1, 2007, average daily circulation at The Post totaled 652,200 and average Sunday circulation totaled 920,000.

Revenue generated by the Company’s online publishing activities, primarily washingtonpost.com, increased 11% to $28.2 million for the second quarter of 2007, from $25.3 million for the second quarter of 2006; online revenues increased 11% to $53.2 million in the first six months of 2007, from $48.2 million for the first six months of 2006. Display online advertising revenues grew 13% and 16% for the second quarter and first six months of 2007, respectively. Online classified advertising revenue on washingtonpost.com increased 11% and 8% for the second quarter and first six months of 2007, respectively. A small portion of the Company’s online publishing revenues is included in the magazine publishing division.

Television Broadcasting Division. Revenue for the television broadcasting division decreased 1% in the second quarter of 2007 to $87.9 million, from $89.0 million in 2006; operating income for the second quarter of 2007 declined 13% to $35.2 million, from $40.6 million in 2006. The decrease in revenue and operating income is due to a $1.5 million decline in second quarter 2007 political advertising revenue and increased programming expenses.

For the first six months of 2007, revenue decreased 4% to $168.7 million, from $174.9 million in 2006; operating income for the first six months of 2007 declined 17% to $64.6 million, from $78.1 million. The decrease in revenue and operating income is due to $6.3 million in incremental winter Olympics-related advertising at the Company’s NBC affiliates in the first quarter of 2006, a $2.3 million decrease in political advertising revenue and increased programming expenses.

Magazine Publishing Division. Revenue for the magazine publishing division totaled $73.4 million for the second quarter of 2007, a 13% decline from $84.2 million for the second quarter of 2006; division revenue totaled $134.7 million for the first six months of 2007, a 15% decrease from $159.0 million for the first six months of 2006. Magazine publishing division results in the second quarter and first six months of 2006 included revenue of $5.6 million and $13.3 million, respectively, from PostNewsweek Tech Media, which was sold in December 2006. The remainder of the revenue declines is due primarily to a 6% and 9% reduction in advertising revenue for the second quarter and first six months of 2007, respectively, due to fewer ad pages and lower rates at both the Newsweek domestic and international editions, offset by increases at Arthur Frommer’s Budget Travel.

Operating income totaled $12.9 million in the second quarter of 2007, an increase from $11.2 million for the second quarter of 2006. Magazine publishing division results in the second quarter of 2006 included an operating loss of $0.5 million from PostNewsweek Tech Media. The remainder of the increase in operating income is due to a reduction in subscription and magazine paper costs and an increased pension credit, offset by advertising revenue reductions. Operating income totaled $6.9 million for the first six months of 2007, a decline from $10.3 million in the first six months of 2006. Magazine publishing division results in the first six months of 2006 included operating income of $0.8 million from PostNewsweek Tech Media. The remainder of the decline is due primarily to advertising revenue reductions, offset by lower overall operating costs and an increased pension credit.

Cable Television Division. Cable division revenue of $154.4 million for the second quarter of 2007 represents a 9% increase over 2006 second quarter revenue of $141.1 million; for the first six months of 2007, revenue increased 10% to $303.4 million, from $276.3 million in the same period of 2006. The 2007 revenue increase is due to continued growth in the division’s cable modem and digital revenues, along with revenues from telephone services. The cable division implemented a $3 monthly rate increase for basic video cable service at most of its systems effective February 1, 2006. The Company does not plan to implement an overall basic video cable rate increase in 2007.

Cable division operating income declined to $32.1 million in the second quarter of 2007, versus $39.9 million in the second quarter of 2006; cable division operating income for the first six months of 2007 declined to $60.1 million, from $65.3 million for the first six months of 2006. The cable division results in the second quarter of 2006 benefited from $10.4 million in insurance recoveries from cable division losses related to Hurricane Katrina. Excluding the insurance recoveries, cable division operating income increased in the second quarter and first six months of 2007 due to the division’s revenue growth, offset by higher depreciation expense and increases in technical and telephony costs.

At June 30, 2007, Revenue Generating Units (RGUs) grew 9% due to continued growth in high-speed data subscribers and increases in the basic video and digital video subscriber categories. The cable division began offering telephone service on a very limited basis in the second quarter of 2006; as of June 30, 2007, telephone service is being offered in all or part of systems representing 82% of homes passed. RGUs include about 7,000 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by the various franchise agreements. A summary of RGUs is as follows:

Cable Television Division Subscribers	June 30, 2007	June 30, 2006
Basic	696,673	686,002
Digital	220,557	211,158
High-speed data	316,357	261,262
Telephony	23,990	185

Total	1,257,577	1,158,607

Below are details of Cable division capital expenditures for the first six months of 2007 and 2006, as defined by the NCTA Standard Reporting Categories (in millions):

	2007	2006
Customer Premise Equipment	$27.7	$25.3
Scaleable Infrastructure	9.2	7.6
Line Extensions	8.7	8.5
Upgrade/Rebuild	5.2	4.3
Support Capital	16.3	22.3

Total	$67.1	$68.0

Corporate Office. The corporate office operating expenses decreased to $10.3 million and $19.0 million for the second quarter and first six months of 2007, respectively, from $13.0 million and $22.0 million for the second quarter and first six months of 2006, respectively. The decrease is due to $3.8 million in pre-tax charges recorded in the second quarter of 2006 associated with early retirement plan buyouts at the corporate office.

Equity in Earnings (Losses) of Affiliates. The Company’s equity in losses of affiliates for the second quarter of 2007 was $0.1 million, compared to losses of $0.6 million for the second quarter of 2006. For the first six months of 2007, the Company’s equity in earnings of affiliates totaled $8.9 million, compared to losses of $0.7 million for the same period of 2006. In the first quarter of 2007, the equity in earnings of affiliates included a gain of $8.9 million on the sale of land at the Company’s Bowater Mersey Paper Company Limited affiliate. The Company holds a 49% interest in Bowater Mersey Paper Company.

Other Non-Operating Income (Expense). The Company recorded other non-operating income, net, of $4.3 million for the second quarter of 2007, compared to non-operating income, net, of $33.7 million in the second quarter of 2006. The second quarter 2007 non-operating income, net, includes $3.8 million in foreign currency gains. The second quarter 2006 non-operating income, net, includes $31.6 million in pre-tax gains related to sales of marketable securities and $2.3 million in foreign currency gains.

The Company recorded other non-operating income, net, of $5.1 million for the first six months of 2007, compared to other non-operating income, net, of $33.5 million for the same period of the prior year. The 2007 non-operating income includes $4.6 million in foreign currency gains. The 2006 non-operating income includes pre-tax gains of $31.6 million related to sales of marketable securities and foreign currency gains of $2.9 million.

A summary of non-operating income (expense) for the twenty-six weeks ended July 1, 2007 and July 2, 2006, is as follows (in millions):

	2007	2006
Foreign currency gains, net	$4.6	$2.9
Gains on sale of marketable equity securities	—	$31.6
Gain (loss) on cost method and other investments	0.5	(0.8)
Other (losses), net	—	(0.2)

Total	$5.1	$33.5

Net Interest Expense. The Company incurred net interest expense of $3.5 million and $6.1 million for the second quarter and first six months of 2007, respectively, compared to $3.9 million and $8.6 million for the same periods of 2006. At July 1, 2007, the Company had $405.6 million in borrowings outstanding at an average interest rate of 5.5%.

Provision for Income Taxes. The effective tax rate for the second quarter of 2007 was 45.4%, compared to 38.0% for the second quarter of 2006. As previously discussed, results for the second quarter of 2007 included an additional $15.5 million in income tax expense related to Bowater Mersey, the Company’s 49%-owned affiliate based in Canada. The Company previously recorded deferred income taxes on the equity in earnings (losses) of Bowater Mersey based on the 5% dividend withholding rate provided in the tax treaty between the U.S. and Canada. In the second quarter of 2007, the Company obtained additional information related to Bowater Mersey’s Canadian tax position and determined that deferred income taxes on the equity in earnings (losses) of this investment should be recorded at a 35% tax rate. $12.9 million of the expense relates to 2006 and prior years; $2.6 million of the expense relates to the first quarter of 2007. The Company concluded that these charges are not material to the Company’s financial position or results of operations for 2007 and prior years, based on its consideration of quantitative and qualitative factors. Also included in the second quarter of 2007 is a $6.3 million income tax benefit related to a change in certain state income tax laws enacted in the second quarter of 2007. Both of these are non-cash items in the current period, impacting the Company’s long-term net deferred income tax liabilities. Excluding the impact of these items, the effective tax rate for the second quarter of 2007 was 38.0%.

The effective tax rate for the first six months of 2007 was 40.8%, compared to 38.0% for the first six months of 2006. As previously discussed, results for the first six months of 2007 included an additional $12.9 million in income tax expense related to the Company’s Bowater Mersey affiliate and a $6.3 million income tax benefit related to a change in certain state income tax laws enacted in the second quarter of 2007. Excluding the impact of these items, the effective tax rate for the first six months of 2007 was 38.0%.

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

Earnings Per Share. The calculation of diluted earnings per share for the second quarter and first six months of 2007 was based on 9,536,132 and 9,542,040 weighted average shares outstanding, respectively, compared to 9,613,269 and 9,609,735, respectively, for the second quarter and first six months of 2006. The Company repurchased 20,506 shares of its Class B common stock at a cost of $15.6 million during the first half of 2007.

Financial Condition: Capital Resources and Liquidity

Acquisitions and Dispositions. In the second quarter of 2007, the Company completed four business acquisitions, primarily in the education division, totaling $29.1 million. These included Kaplan higher education division’s acquisitions of Sagemont Virtual, a leader in the growing field of online high school instruction that has been doing business as the University of Miami Online High School, and Virtual Sage, a developer of online high school courses. In the first quarter of 2007, Kaplan acquired two businesses in their professional division totaling $115.8 million. These acquisitions included EduNeering Holdings, Inc., a Princeton, N.J. based provider of knowledge management solutions for organizations in the pharmaceutical, medical device, healthcare, energy and manufacturing sectors. Also in the first quarter of 2007, the cable division acquired subscribers in the Boise, Idaho area for $4.3 million. Most of the purchase price for these acquisitions has been allocated to goodwill and other intangibles on a preliminary basis.

In April 2007, Kaplan Professional announced an agreement to acquire the education division of the Financial Services Institute of Australia for 36 million Australian dollars. The acquisition is expected to close in the third quarter of 2007.

Capital expenditures. During the first six months of 2007, the Company’s capital expenditures totaled $137.9 million. The Company estimates that its capital expenditures will be in the range of $275 million to $300 million in 2007.

Liquidity. The Company’s borrowings have declined by $1.6 million, to $405.6 million at July 1, 2007, as compared to borrowings of $407.2 million at December 31, 2006. At July 1, 2007, the Company has $236.1 million in cash and cash equivalents, compared to $348.1 million at December 31, 2006. The Company had commercial paper and money market investments of $77.1 million and $142.9 million that are classified ad “Cash and cash equivalents” in the Company’s Consolidated Balance Sheet as of July 1, 2007 and December 31, 2006, respectively.

At July 1, 2007, the Company had $405.6 million in total debt outstanding, which comprised $399.6 million of 5.5 percent unsecured notes due February 15, 2009, and $6.0 million in other debt.

During the second quarter of 2007 and 2006, the Company had average borrowings outstanding of approximately $406.1 million and $424.1 million, respectively, at average annual interest rates of approximately 5.5 percent. During the second quarter of 2007 and 2006, the Company incurred net interest expense of $3.5 million and $3.9 million, respectively.

During the first six months of 2007 and 2006, the Company had average borrowings outstanding of approximately $405.5 million and $425.3 million, respectively, at average annual interest rates of approximately 5.5 percent and 5.4 percent, respectively. During the first six months of 2007 and 2006, the Company incurred net interest expense of $6.1 million and $8.6 million, respectively.

At July 1, 2007, the Company had working capital of $18.1 million and at December 31, 2006, the Company had working capital of $131.6 million. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds. In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2007.

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

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of July 1, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Vice President—Finance, in a manner that allows timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended July 1, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the first six months ended July 1, 2007, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
Jan. 1 – Feb. 4, 2007	5,330	$747.42	5,330	460,170
Feb. 5 – Mar. 4, 2007	0	—	0	460,170
Mar. 5 – Apr. 1, 2007	15,176	$766.00	15,176	444,994

Total	20,506	$761.17	20,506

*	On September 22, 2003, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 542,800 shares of its Class B Common Stock, and the existence of that authorization was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003. There is no expiration date for that authorization. In the first half of 2007, 5,005 shares were purchased from recipients of vested awards of restricted shares at market price and 15,176 shares were purchased from the estate of the spouse of a former employee at market price. All other purchases made during the first six months ended July 1, 2007 were open-market transactions. Under the Company’s Incentive Compensation Plan, the Compensation Committee may permit the recipient of a vested award of restricted shares of the Company’s Class B Common Stock to receive some or all of the value of the award in cash rather than in shares. In addition, under the Company’s Stock Option Plan, the holder of a vested stock option has the right to pay some or all of the exercise price of the option by surrendering shares of the Company’s Class B Common Stock owned by such holder. There were 5,005 share conversions of vested restricted shares into cash during the period covered by this table. There were no surrenders of owned shares to pay for the exercise price of stock options that occurred during the period covered by this table.

Item 4.	Submission of Matters to a Vote of Security Holders.

At the Company’s May 10, 2007 Annual Meeting of Stockholders, the stockholders elected each of the nominees named in the Company’s proxy statement dated March 23, 2007 to its Board of Directors. The voting results are set forth below:

Class A Directors
Nominee	Votes For	Votes Withheld	Broker Non-Votes
Lee C. Bollinger	1,722,250	-0-	-0-
Warren E. Buffett	1,722,250	-0-	-0-
Barry Diller	1,722,250	-0-	-0-
Melinda F. Gates	1,722,250	-0-	-0-
Thomas S. Gayner	1,722,250	-0-	-0-
Donald E. Graham	1,722,250	-0-	-0-
Richard D. Simmons	1,722,250	-0-	-0-

Class B Directors
Nominee	Votes For	Votes Withheld	Broker Non-Votes
Christopher C. Davis	6,951,839	64,948	-0-
John L. Dotson Jr.	6,965,534	51,253	-0-
Ronald L. Olson	6,397,318	619,469	-0-

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.3	By-Laws of the Company as amended and restated through September 22, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.1	Form of the Company’s 5.50% Notes due February 15, 2009, issued under the Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.2	Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.3	First Supplemental Indenture dated as of September 22, 2003, among WP Company LLC, the Company and Bank One, NA, as successor to The First National Bank of Chicago, as trustee, to the Indenture dated as of February 17, 1999, between The Washington Post Company and The First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.4	Five Year Credit Agreement dated as of August 8, 2006, among the Company, Citibank, N.A., JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, SunTrust Bank, The Bank of New York, PNC Bank, National Association, Bank of America, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY
(Registrant)

Date: August 7, 2007	/s/ Donald E. Graham
Donald E. Graham,
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2007	/s/ John B. Morse, Jr.
John B. Morse, Jr.,
Vice President-Finance
(Principal Financial Officer)