Form 10-Q
period 2007-09-30
WASHINGTON POST CO
filed 2007-11-06
CIK 104889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒.

Shares outstanding at October 31, 2007:

Class A Common Stock	1,291,693 Shares
Class B Common Stock	8,214,799 Shares

THE WASHINGTON POST COMPANY

Index to Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	a. Condensed Consolidated Statements of Income (Unaudited) for the Thirteen and Thirty-Nine Weeks Ended September 30, 2007 and October 1, 2006	3

	b. Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Thirteen and Thirty-Nine Weeks Ended September 30, 2007 and October 1, 2006	4

	c. Condensed Consolidated Balance Sheets at September 30, 2007 (Unaudited) and December 31, 2006	5

	d. Condensed Consolidated Statements of Cash Flows (Unaudited) for the Thirty-Nine Weeks Ended September 30, 2007 and October 1, 2006	6

	e. Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6.	Exhibits	30

Signatures		31

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Washington Post Company

Condensed Consolidated Statements of Income (Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands, except per share amounts)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Operating revenues
Education	$514,595	$420,604	$1,493,863	$1,238,782
Advertising	282,251	312,238	893,352	985,793
Circulation and subscriber	207,990	195,243	613,941	580,205
Other	17,668	18,809	53,729	59,435

	1,022,504	946,894	3,054,885	2,864,215

Operating costs and expenses
Operating	456,725	427,031	1,354,395	1,259,059
Selling, general and administrative	395,804	349,763	1,198,705	1,098,788
Depreciation of property, plant and equipment	55,722	49,929	163,231	148,466
Amortization of intangible assets and goodwill impairment charge	3,787	11,525	10,833	14,292

	912,038	838,248	2,727,164	2,520,605

Income from operations	110,466	108,646	327,721	343,610

Other income (expense)
Equity in (losses) earnings of affiliates	(622)	(625)	8,326	(1,366)
Interest income	3,011	2,967	8,992	7,109
Interest expense	(6,014)	(6,400)	(18,098)	(19,098)
Other, net	10,121	4,708	15,267	38,234

Income before income taxes and cumulative effect of change in accounting principle	116,962	109,296	342,208	368,489
Provision for income taxes	44,500	36,000	136,500	134,500

Income before cumulative effect of change in accounting principle	72,462	73,296	205,708	233,989
Cumulative effect of change in method of accounting for share-based payments, net of taxes	—	—	—	(5,075)

Net income	72,462	73,296	205,708	228,914
Redeemable preferred stock dividends	(237)	(245)	(952)	(981)

Net income available for common shares	$72,225	$73,051	$204,756	$227,933

Basic earnings per share:
Before cumulative effect of change in accounting principle	$7.62	$7.62	$21.56	$24.34
Cumulative effect of change in accounting principle	—	—	—	(0.53)

Net income available for common stock	$7.62	$7.62	$21.56	$23.81

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$7.60	$7.60	$21.48	$24.24
Cumulative effect of change in accounting principle	—	—	—	(0.53)

Net income available for common stock	$7.60	$7.60	$21.48	$23.71

Dividends declared per common share	$2.05	$1.95	$8.20	$7.80

Basic average number of common shares outstanding	9,473	9,581	9,496	9,575
Diluted average number of common shares outstanding	9,509	9,617	9,531	9,612

The Washington Post Company

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net income	$72,462	$73,296	$205,708	$228,914

Other comprehensive income (loss)
Foreign currency translation adjustment	12,014	5,263	23,473	13,681
Change in unrealized gain on available-for-sale securities	28,508	9,735	40,915	30,019
Pension and other postretirement plan adjustments	(1,125)	—	(3,400)	—
Less: reclassification adjustment for realized gains included in net income	—	(2,035)	—	(33,614)

	39,397	12,963	60,988	10,086
Income tax (expense) benefit related to other comprehensive income	(12,264)	(3,003)	(20,979)	1,433

	27,133	9,960	40,009	11,519

Comprehensive income	$99,595	$83,256	$245,717	$240,433

The Washington Post Company

Condensed Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
(In thousands)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$330,550	$348,148
Investments in marketable equity securities	44,580	28,923
Accounts receivable, net	440,866	423,403
Inventories	19,744	19,973
Deferred income taxes	37,146	48,936
Income taxes receivable	11,328	—
Other current assets	69,315	65,442

	953,529	934,825
Property, plant and equipment
Buildings	342,455	331,682
Machinery, equipment and fixtures	2,100,381	1,939,110
Leasehold improvements	234,615	204,797

	2,677,451	2,475,589
Less accumulated depreciation	(1,573,396)	(1,433,060)

	1,104,055	1,042,529
Land	48,065	42,030
Construction in progress	123,980	133,750

	1,276,100	1,218,309
Investments in marketable equity securities	351,063	325,805
Investments in affiliates	99,204	64,691
Goodwill, net	1,414,401	1,240,251
Indefinite-lived intangible assets, net	520,971	517,742
Amortized intangible assets, net	42,258	31,799
Prepaid pension cost	992,320	975,292
Deferred charges and other assets	65,137	72,658

	$5,714,983	$5,381,372

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$562,547	$509,375
Deferred revenue	378,101	283,475
Dividends declared	19,720	—
Income taxes payable	—	4,728
Short-term borrowings	4,825	5,622

	965,193	803,200
Postretirement benefits other than pensions	85,255	81,337
Other liabilities	319,195	324,143
Deferred income taxes	637,442	599,487
Long-term debt	400,972	401,571

	2,408,057	2,209,738
Redeemable preferred stock	11,826	12,120

Preferred stock	—	—

Common shareholders’ equity
Common stock	20,000	20,000
Capital in excess of par value	213,076	205,820
Retained earnings	4,246,832	4,120,143
Accumulated other comprehensive income
Cumulative foreign currency translation adjustment	40,189	22,689
Unrealized gain on available-for-sale securities	109,163	84,614
Unrealized gain on pension and other postretirement plans	268,218	270,258
Cost of Class B common stock held in treasury	(1,602,378)	(1,564,010)

	3,295,100	3,159,514

	$5,714,983	$5,381,372

The Washington Post Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Thirty-Nine Weeks Ended
(In thousands)	September 30, 2007	October 1, 2006
Cash flows from operating activities:
Net income	$205,708	$228,914
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	5,075
Depreciation of property, plant and equipment	163,231	148,466
Amortization of intangible assets	10,833	4,428
Goodwill impairment charge	—	9,864
Net pension benefit	(16,691)	(16,712)
Early retirement program expense	—	50,046
Net gain from sale of property, plant and equipment	(8,398)	(1,433)
Gain on disposition of marketable equity securities	—	(33,614)
Foreign exchange gain	(13,777)	(5,770)
Cost method and other investment write-downs	—	806
Equity in (earnings) losses of affiliates, net of distributions	(7,736)	1,366
Provision for deferred income taxes	30,232	(23,509)
Change in assets and liabilities:
(Increase) decrease in accounts receivable, net	(8,088)	1,781
Decrease (increase) in inventories	124	(15,265)
Increase (decrease) in accounts payable and accrued liabilities	37,663	(19,625)
Increase in deferred revenue	75,314	37,345
Increase in income taxes receivable	(16,964)	(1,635)
Decrease in other assets and other liabilities, net	7,631	39,842
Other	(1,721)	273

Net cash provided by operating activities	457,361	410,643

Cash flows from investing activities:
Purchases of property, plant and equipment	(213,694)	(199,251)
Investments in certain businesses, net of cash acquired	(175,922)	(84,042)
Investments in marketable equity securities	—	(42,888)
Proceeds from sale of marketable equity securities	—	81,191
Proceeds from the sale of property, plant and equipment	16,055	4,585
Investments in affiliates	(14,881)	—
Other	651	—

Net cash used in investing activities	(387,791)	(240,405)

Cash flows from financing activities:
Dividends paid	(59,298)	(56,918)
Principal payments on debt	(3,038)	(27,711)
Common shares repurchased	(42,035)	—
Cash overdraft	6,029	8,972
Proceeds from exercise of stock options	5,588	5,261
Other	912	1,230

Net cash used in financing activities	(91,842)	(69,166)

Effect of currency exchange rate change	4,674	4,580

Net (decrease) increase in cash and cash equivalents	(17,598)	105,652

Beginning cash and cash equivalents	348,148	215,861

Ending cash and cash equivalents	$330,550	$321,513

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

Note 1: Acquisitions and Dispositions.

In the third quarter of 2007, Kaplan acquired two businesses in their professional division and one business in their higher education division, totaling $43.3 million. These acquisitions include the education division of the Financial Services Institute of Australia. In the second quarter of 2007, the Company completed four business acquisitions, primarily in the education division, totaling $29.1 million. These included Kaplan higher education division’s acquisitions of Sagemont Virtual, a leader in the growing field of online high school instruction that has been doing business as the University of Miami Online High School, and Virtual Sage, a developer of online high school courses. In the first quarter of 2007, Kaplan acquired two businesses in their professional division totaling $115.8 million. These acquisitions included EduNeering Holdings, Inc., a Princeton, N.J. based provider of knowledge management solutions for organizations in the pharmaceutical, medical device, healthcare, energy and manufacturing sectors. Also in the first quarter of 2007, the cable division acquired subscribers in the Boise, Idaho area for $4.3 million. Most of the purchase price for these acquisitions has been allocated to goodwill and other intangibles on a preliminary basis.

In July 2007, the television broadcasting division entered into a transaction to sell and lease back its current Miami television station facility; a $9.5 million gain was recorded as a reduction to expense in the third quarter. An additional $1.9 million deferred gain will be amortized over the leaseback period. The television broadcasting division has purchased land and is building a new Miami television station facility which is expected to be completed in 2009.

In October 2007, the Company acquired the outstanding stock of CourseAdvisor Inc., a premier online lead generation provider, headquartered in Wakefield, MA. In 2006, The Washington Post Company made a small investment in CourseAdvisor. Through its search engine marketing expertise and proprietary technology platform, CourseAdvisor generates student leads for the post-secondary education market. CourseAdvisor will operate as an independent subsidiary of The Washington Post Company.

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

Note 2: Investments.

Investments in marketable equity securities at September 30, 2007 and December 31, 2006 consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Total cost	$213,705	$213,705
Gross unrealized gains	181,938	141,023

Total fair value	$395,643	$354,728

There were no additional investments made in marketable equity securities during the first nine months of 2007. The Company made $42.9 million in investments in marketable equity securities during the first nine months of 2006.

No sales of marketable equity securities were made in the first nine months of 2007. During the third quarter and first nine months of 2006, the Company sold marketable equity securities for a pre-tax gain of $2.0 million and $33.6 million, respectively.

As of September 30, 2007 and December 31, 2006, the Company has commercial paper and money market investments of $123.0 million and $142.9 million, respectively, that are classified as “cash and cash equivalents” on the Company’s consolidated balance sheet.

In the first nine months of 2007, $8.9 million of the equity in earnings of affiliates is due to a gain on the sale of land at the Company’s Bowater Mersey Paper Company Limited affiliate. During the second quarter of 2007, the Company made $14.6 million in investments in affiliates. This includes a 40% interest in ACE Education, a provider of education in China that provides preparation courses for entry to U.K. universities, along with degree and professional training programs at campuses throughout China. Under the ACE Education purchase agreement, the Company has the option of purchasing an additional interest between January 2008 and December 2009 which would increase the Company’s ownership interest to 74%.

Note 3: Borrowings.

Long-term debt consists of the following (in millions):

	September 30, 2007	December 31, 2006
5.5% unsecured notes due February 15, 2009	$399.6	$399.4
Other indebtedness	6.2	7.8

Total	405.8	407.2
Less current portion	(4.8)	(5.6)

Total long-term debt	$401.0	$401.6

The Company’s other indebtedness at September 30, 2007 and December 31, 2006 is at interest rates of 5% to 8% and matures from 2007 to 2010.

During the third quarter of 2007 and 2006, the Company had average borrowings outstanding of approximately $405.7 million and $417.5 million, respectively, at average annual interest rates of approximately 5.5%. During the third quarter of 2007 and 2006, the Company incurred net interest expense of $3.0 million and $3.4 million, respectively.

During the first nine months of 2007 and 2006, the Company had average borrowings outstanding of approximately $405.6 million and $422.2 million, respectively, at average annual interest rates of approximately 5.5%. During the first nine months of

2007 and 2006, the Company incurred net interest expense of $9.1 million and $12.0 million, respectively.

Note 4: Business Segments.

The following table summarizes financial information related to each of the Company’s business segments. The 2007 and 2006 asset information is as of September 30, 2007 and December 31, 2006, respectively.

Third Quarter Period

(in thousands)

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Corporate Office	Intersegment Elimination	Consolidated
2007
Operating revenues	$514,595	$210,181	$77,758	$62,477	$157,752	$—	$(259)	$1,022,504
Income (loss) from operations	$37,555	$8,781	$35,997	$7,007	$29,771	$(8,645)	$—	$110,466
Equity in losses of affiliates								(622)
Interest expense, net								(3,002)
Other, net								10,120

Income before income taxes								$116,962

Depreciation expense	$15,861	$9,467	$2,357	$534	$27,138	$365	$—	$55,722
Amortization expense	$3,493	$292	$—	$—	$2	$—	$—	$3,787
Net pension credit (expense)	$(796)	$(2,362)	$151	$9,282	$(383)	$—	$—	$5,892
Identifiable assets	$1,840,164	$773,325	$457,427	$806,078	$1,197,525	$145,617	$	$5,220,136
Investments in marketable equity securities								395,643
Investments in affiliates								99,204

Total assets								$5,714,983

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Corporate Office	Intersegment Elimination	Consolidated
2006
Operating revenues	$420,604	$225,630	$82,195	$76,128	$142,337	$—	$—	$946,894
Income (loss) from operations	$38,369	$17,685	$32,869	$138	$27,898	$(8,313)	$—	$108,646
Equity in losses of affiliates								(625)
Interest expense, net								(3,433)
Other, net								4,708

Income before income taxes								$109,296

Depreciation expense	$12,510	$8,977	$2,482	$634	$24,961	$365	$—	$49,929
Amortization expense and goodwill impairment charge	$1,197	$292	$—	$9,864	$172	$—	$—	$11,525
Net pension (expense)credit	$(703)	$(3,297)	$314	$9,035	$(394)	$—	$—	$4,955
Identifiable assets	$1,569,404	$821,615	$458,751	$788,450	$1,178,132	$145,601	$—	$4,961,953
Investments in marketable equity securities								354,728
Investments in affiliates								64,691

Total assets								$5,381,372

Nine Month Period

(in thousands)

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Corporate Office	Intersegment Elimination	Consolidated
2007
Operating revenues	$1,493,863	$657,236	$246,455	$197,138	$461,148	$—	$(955)	$3,054,885
Income (loss) from operations	$109,446	$41,465	$100,611	$13,938	$89,887	$(27,626)	$—	$327,721
Equity in earnings of affiliates								8,326
Interest expense, net								(9,106)
Other, net								15,267

Income before income taxes								$342,208

Depreciation expense	$44,213	$28,277	$7,089	$1,643	$80,914	$1,095	$—	$163,231
Amortization expense	$9,781	$876	$—	$—	$176	$—	$—	$10,833
Net pension credit (expense)	$(2,544)	$(7,562)	$763	$27,056	$(1,022)	$—	$—	$16,691

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Corporate Office	Intersegment Elimination	Consolidated
2006
Operating revenues	$1,238,782	$714,668	$257,079	$235,079	$418,607	$—	$—	$2,864,215
Income (loss) from operations	$124,902	$34,349	$111,010	$10,484	$93,206	$(30,341)	$—	$343,610
Equity in losses of affiliates								(1,366)
Interest expense, net								(11,989)
Other, net								38,234

Income before income taxes								$368,489

Depreciation expense	$36,120	$26,733	$7,383	$1,910	$75,386	$934	$—	$148,466
Amortization expense and goodwill impairment charge	$3,036	$876	$—	$9,864	$516	$—	$—	$14,292
Net pension (expense) credit	$(2,021)	$(53,875)	$944	$25,668	$(1,150)	$(2,900)	$—	$(33,334)

The Company’s education division comprises the following operating segments:

Third Quarter Period

(in thousands)

	Higher Education	Test Preparation	Professional	Corporate Overhead and Other	Intersegment Elimination	Total Education
2007
Operating revenues	$251,611	$155,649	$107,309	$294	$(268)	$514,595
Income (loss) from operations	$27,340	$28,214	$8,364	$(26,403)	$40	$37,555
Identifiable assets	$643,327	$384,714	$776,229	$35,894	$—	$1,840,164
Depreciation expense	$7,753	$3,629	$3,680	$799	$—	$15,861
Amortization expense				$3,493	$—	$3,493
Kaplan stock-based incentive compensation				$12,046	$—	$12,046

2006
Operating revenues	$211,195	$117,119	$92,290	$—	$—	$420,604
Income (loss) from operations	$20,007	$24,586	$11,496	$(17,720)	$—	$38,369
Identifiable assets	$632,873	$341,262	$548,533	$46,736	$—	$1,569,404
Depreciation expense	$5,758	$2,964	$2,584	$1,204	$—	$12,510
Amortization expense				$1,197	$—	$1,197
Kaplan stock-based incentive compensation				$5,887	$—	$5,887

Nine Month Period

(in thousands)

	Higher Education	Test Preparation	Professional	Corporate Overhead and Other	Intersegment Elimination	Total Education
2007
Operating revenues	$743,332	$438,447	$312,022	$974	$(912)	$1,493,863
Income (loss) from operations	$89,291	$68,806	$26,918	$(75,376)	$(193)	$109,446
Depreciation expense	$21,402	$10,508	$9,754	$2,549	$—	$44,213
Amortization expense				$9,781	$—	$9,781
Kaplan stock-based incentive compensation				$35,265	$—	$35,265

2006
Operating revenues	$623,830	$344,137	$270,815	$—	$—	$1,238,782
Income (loss) from operations	$74,374	$70,041	$26,654	$(46,167)	$—	$124,902
Depreciation expense	$17,683	$8,298	$6,843	$3,296	$—	$36,120
Amortization expense				$3,036	$—	$3,036
Kaplan stock-based incentive compensation				$11,153	$—	$11,153

Education products and services are provided through the Company’s subsidiary Kaplan, Inc. Kaplan’s businesses include higher education services, which includes Kaplan’s domestic and international post-secondary education businesses, including fixed facility colleges which offer bachelor’s degrees, associate’s degrees and diploma programs primarily in the fields of healthcare, business and information technology; and online post-secondary and career programs. Kaplan’s businesses also include test preparation, which is made up of Kaplan Test Prep and Admissions, providing test preparation services for college and graduate school entrance exams; as well as K12 and Score!, which offer multi-media learning and private tutoring to children and educational resources to parents. Kaplan’s businesses also include Kaplan Professional, which provides education and career services to business people and other professionals domestically and internationally. For segment reporting purposes, the education division now has three primary segments, as compared to two primary segments in 2006. The education division’s primary segments are higher education, test preparation and professional. Kaplan corporate overhead and “Other” is also included; “Other” includes Kaplan stock compensation expense and amortization of certain intangibles. Certain minor changes were made to Kaplan’s segment reporting in the third quarter of 2007 due to changes in the management structure.

Newspaper publishing includes the publication of newspapers in the Washington, D.C. area and Everett, Washington; newsprint warehousing and recycling facilities; and the Company’s electronic media publishing business (primarily washingtonpost.com).

The magazine publishing division consists of the publication of a weekly news magazine, Newsweek, which has one domestic and three English-language international editions (and, in conjunction with others, publishes eight foreign-language editions around the world) and the publication of Arthur Frommer’s Budget Travel. The third quarter and first nine months of 2006 results of the magazine publishing division also include revenue of $6.3 million and $19.6 million, respectively, and operating losses of $8.1 million and $7.3 million respectively, for PostNewsweek Tech Media, which was sold on December 22, 2006.

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

Note 5: Goodwill and Other Intangible Assets.

The Company’s intangible assets with an indefinite life are principally from franchise agreements at its cable division. Amortized intangible assets are primarily mastheads, customer relationship intangibles and non-compete agreements, with amortization periods up to ten years.

In the third quarter of 2006, the Company completed a review of the carrying value of goodwill at PostNewsweek Tech Media, which was part of the magazine publishing division. As a result of this review, the Company recorded an impairment charge of $9.9 million to write-down Post Newsweek Tech Media’s goodwill to its estimated fair value.

The Company’s goodwill and other intangible assets as of September 30, 2007 and December 31, 2006 were as follows (in thousands):

	Gross	Accumulated Amortization	Net
2007
Goodwill	$1,712,803	$298,402	$1,414,401
Indefinite-lived intangible assets	684,777	163,806	520,971
Amortized intangible assets	79,746	37,488	42,258

	$2,477,326	$499,696	$1,977,630

2006
Goodwill	$1,538,653	$298,402	$1,240,251
Indefinite-lived intangible assets	681,548	163,806	517,742
Amortized intangible assets	58,454	26,655	31,799

	$2,278,655	$488,863	$1,789,792

Activity related to the Company’s goodwill and other intangible assets during the nine months ended September 30, 2007 was as follows (in thousands):

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Total
Goodwill, net
Beginning of year	$845,754	$80,651	$203,165	$25,015	$85,666	$1,240,251
Acquisitions	153,002	462	—	—	—	153,464
Foreign currency exchange rate changes	20,686	—	—	—	—	20,686

Balance at September 30, 2007	$1,019,442	$81,113	$203,165	$25,015	$85,666	$1,414,401

Indefinite-Lived Intangible Assets, net
Beginning of year	$9,262	—	—	—	$508,480	$517,742
Acquisitions	—	—	—	—	3,229	3,229

Balance at September 30, 2007	$9,262	—	—	—	$511,709	$520,971

Amortized intangible assets, net
Beginning of year	$25,270	$5,508	—	—	$1,021	$31,799
Acquisitions	20,860	—	—	—	—	20,860
Foreign currency exchange rate changes	432	—	—	—	—	432
Amortization	(9,781)	(876)	—	—	(176)	(10,833)

Balance at September 30, 2007	$36,781	$4,632	—	—	$845	$42,258

Activity related to the Company’s goodwill and other intangible assets during the nine-months ended October 1, 2006 was as follows (in thousands):

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Total
Goodwill, net
Beginning of year	$686,532	$80,651	$203,165	$69,556	$85,666	$1,125,570
Acquisitions	67,921	—	—	—	—	67,921
Foreign currency exchange rate changes	15,346	—	—	—	—	15,346
Impairment charge	—	—	—	(9,864)	—	(9,864)

Balance at October 1, 2006	$769,799	$80,651	$203,165	$59,692	$85,666	$1,198,973

Indefinite-Lived Intangible Assets, net
Beginning of year	$8,362	—	—	—	$486,330	$494,692
Acquisitions	—	—	—	—	—	—

Balance at October 1, 2006	$8,362	—	—	—	$486,330	$494,692

Amortized intangible assets, net
Beginning of year	$14,428	$6,676	—	—	$1,710	$22,814
Acquisitions	1,032	—	—	—	—	1,032
Foreign currency exchange rate changes	375	—	—	—	—	375
Amortization	(3,036)	(876)	—	—	(516)	(4,428)

Balance at October 1, 2006	$12,799	$5,800	—	—	$1,194	$19,793

Note 6: Antidilutive Securities.

The third quarter and first nine months of 2007 diluted earnings per share amount excludes the effects of 7,500 stock options outstanding, as their inclusion would be antidilutive. The third quarter and first nine months of 2006 diluted earnings per share amount excludes the effects of 13,000 stock options outstanding as their inclusion would be antidilutive.

Note 7: Pension and Postretirement Plans.

The total cost (income) arising from the Company’s defined benefit pension plans for the third quarter and nine months ended September 30, 2007 and October 1, 2006 consists of the following components (in thousands):

	Pension Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Service cost	$7,446	$6,545	$20,599	$20,879
Interest cost	12,501	11,674	34,718	32,259
Expected return on assets	(25,964)	(24,028)	(72,346)	(70,524)
Amortization of transition asset	(14)	(21)	(39)	(61)
Amortization of prior service cost	1,339	1,316	3,724	3,566
Recognized actuarial gain	(1,200)	(830)	(3,347)	(2,831)

Net periodic benefit	(5,892)	(5,344)	(16,691)	(16,712)
Early retirement program expense	—	389	—	50,046

Total (income) cost	$(5,892)	$(4,955)	$(16,691)	$33,334

	SERP
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Service cost	$385	$432	$1,154	$1,296
Interest cost	769	734	2,306	2,202
Amortization of prior service cost	111	103	334	309
Recognized actuarial loss	230	397	691	1,192

Net periodic cost	1,495	1,666	4,485	4,999
Early retirement program expense	—	—	—	902

Total cost	$1,495	$1,666	$4,485	$5,901

At December 31, 2006, the Company raised its assumption on the discount rate from 5.75% to 6.0% for its defined benefit pension plans.

The total cost arising from the Company’s postretirement plans for the third quarter and nine months ended September 30, 2007 and October 1, 2006, consists of the following components (in thousands):

	Postretirement Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Service cost	$915	$1,407	$2,743	$4,655
Interest cost	1,227	1,772	3,681	5,637
Amortization of prior service credit	(1,176)	(509)	(3,528)	(803)
Recognized actuarial gain	(410)	(216)	(1,230)	(648)

Total cost	$556	$2,454	$1,666	$8,841

In the third quarter of 2006, the Company amended certain of its postretirement medical plans to modify the cost sharing between retirees and the Company; these amendments resulted in a greater portion of the overall cost of postretirement medical plan expenses to be paid for by retirees in the future. The amendments resulted in a significant decrease in the Company’s total postretirement benefit cost in 2007.

Note 8: Other Non-Operating Income (Expense).

The Company recorded other non-operating income, net, of $10.1 million for the third quarter of 2007, compared to non-operating income, net, of $4.7 million for the third quarter of 2006. For the first nine months of 2007 and 2006, the Company recorded other non-operating income, net, of $15.3 million and $38.2 million, respectively.

A summary of non-operating income (expense) for the thirteen and thirty-nine weeks ended September 30, 2007 and October 1, 2006, is as follows (in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Foreign currency gains, net	$9.2	$2.9	$13.8	$5.8
Gain on sale of marketable equity securities	—	2.0	—	33.6
Other gains (losses), net	0.9	(0.2)	1.5	(1.2)

Total	$10.1	$4.7	$15.3	$38.2

Note 9: Earnings Per Share.

The Company’s earnings per share (basic and diluted) for the third quarter and first nine months of 2007 and 2006, are presented below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Income before cumulative effect of change in accounting principle, after redeemable preferred stock dividends	$72,225	$73,051	$204,756	$233,008
Cumulative effect of change in method of accounting for share-based payments, net of taxes	—	—	—	(5,075)

Net income available for common shares	$72,225	$73,051	$204,756	$227,933

Weighted-average shares outstanding – basic	9,473	9,581	9,496	9,575
Effect of dilutive shares:
Stock options and restricted stock	36	36	35	37

Weighted-average shares outstanding – diluted	9,509	9,617	9,531	9,612

Basic earnings per share:
Before cumulative effect of change in accounting principle	$7.62	$7.62	$21.56	$24.34
Cumulative effect of change in accounting principle	—	—	—	(0.53)

Net income available for common stock	$7.62	$7.62	$21.56	$23.81

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$7.60	$7.60	$21.48	$24.24
Cumulative effect of change in accounting principle	—	—	—	(0.53)

Net income available for common stock	$7.60	$7.60	$21.48	$23.71

Note 10: Income Taxes.

Results for 2007 include an additional $12.9 million in income tax expense related to Bowater Mersey, the Company’s 49% owned affiliate based in Canada. The Company previously recorded deferred income taxes on the equity in earnings (losses) of Bowater Mersey based on the 5% dividend withholding rate provided in the tax treaty between the U.S. and Canada. In the second quarter of 2007, the Company obtained additional information related to Bowater Mersey’s Canadian tax position and determined that deferred income taxes on the equity in earnings (losses) of this investment should be recorded at a 35% tax rate. The Company concluded that this charge is not material to the Company’s financial positions or results of operations for 2007 and prior years, based on its consideration of quantitative and qualitative factors. Also included in 2007 is a $6.3 million income tax benefit related to a change in certain state income tax laws enacted in the second quarter of 2007. Both of these items are non-cash items in the current period, impacting the Company’s long-term net deferred income tax liabilities. The effective tax rate for the first nine months of 2007 was 39.9%, compared to 36.5% for the first nine months of 2006. Excluding the impact of the items mentioned above, the effective tax rate for the first nine months of 2007 was 38.0%.

Note 11: Subsequent Events

On October 3, 2007 a majority of the Company’s Class A shareholders voted to convert 430,557, or 25%, of the Class A shares of the Company to an equal number of Class B shares. The conversion had no impact on the voting rights of the Class A and Class B common stock.

Note 12: Recent Accounting Pronouncements.

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

The Company files income tax returns in the U.S. and various state and foreign jurisdictions, with the U.S. Federal considered the only major tax jurisdiction. In January 2007, the Internal Revenue Service completed their examinations of the Company’s consolidated federal corporate income tax returns through 2004. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

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

Results of Operations

Net income for the third quarter of 2007 was $72.5 million ($7.60 per share), compared to net income of $73.3 million ($7.60 per share) for the third quarter of last year.

Results for the third quarter of 2007 included a gain from the sale of property at the Company’s television station in Miami (after-tax impact of $5.9 million, or $0.62 per share). Results for the third quarter of 2006 included a goodwill impairment charge at PostNewsweek Tech Media, which was part of the magazine publishing segment (after-tax impact of $6.3 million, or $0.65 per share) and gains from the sales of property and marketable securities (after-tax impact of $2.8 million, or $0.29 per share).

Revenue for the third quarter of 2007 was $1,022.5 million, up 8% from $946.9 million in 2006. The increase is due mostly to significant revenue growth at the education and cable television divisions. Revenues were down at the Company’s newspaper publishing, magazine publishing and television broadcasting divisions.

Operating income was up 2% for the third quarter of 2007 to $110.5 million, from $108.6 million in 2006 due to the $9.5 million gain from the sale of property at the Company’s television station in Miami in the third quarter of 2007, and the $9.9 million goodwill impairment charge in the third quarter of 2006. The results were offset by a decline in operating income at the newspaper publishing division as a result of reduced print advertising revenues at The Washington Post newspaper and a $6.2 million increase in Kaplan stock compensation expense.

For the first nine months of 2007, net income totaled $205.7 million ($21.48 per share), compared with $228.9 million ($23.71 per share) for the same period of 2006. Results for the first nine months of 2007 included additional net income tax expense of $6.6 million ($0.70 per share) as the result of a $12.9 million ($1.36 per share) increase in taxes associated with Bowater Mersey and a tax benefit of $6.3 million ($0.66 per share) associated with recent changes in certain state income tax laws. Both of these are non-cash items in the current period, impacting the Company’s long-term net deferred income tax liabilities. Also included in the first nine months of 2007 is a significant increase in equity in earnings of affiliates primarily from a gain on the sale of land at the Company’s Bowater Mersey affiliate (after-tax impact of $6.5 million, or $0.68 per share) and a gain from the sale of property at the Company’s television station in Miami (after-tax impact of $5.9 million, or $0.62 per share). Results for the first nine months of 2006 included charges related to early retirement plan buyouts (after-tax impact of $31.7 million, or $3.30 per share), a goodwill impairment charge (after-tax impact of $6.3 million, or $0.65 per share), transition costs at Kaplan (after-tax impact of $4.8 million, or $0.50 per share) and a charge for the cumulative effect of a change in accounting for Kaplan equity awards (after-tax impact of $5.1 million, or $0.53 per share) in connection with the Company’s adoption of Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Share-Based Payment.” These items were offset by insurance recoveries from cable division losses related to Hurricane Katrina (after-tax impact of $6.4 million, or $0.67 per share) and gains from the sales of property and marketable securities (after-tax impact of $22.4 million, or $2.33 per share).

Revenue for the first nine months of 2007 was $3,054.9 million, up 7% from $2,864.2 million for the first nine months of 2006, due to increased revenues at the

Company’s education and cable divisions, offset by revenue declines at the Company’s other divisions. Operating income for the first nine months of 2007 decreased to $327.7 million, from $343.6 million in the first nine months of 2006, due to weakness in advertising demand at the newspaper publishing, magazine publishing and television broadcasting divisions; a $24.1 million increase in Kaplan stock compensation expense in the first nine months of 2007; and $10.4 million in insurance recoveries recorded during the second quarter of 2006 from cable division losses related to Hurricane Katrina. These were offset by a $9.5 million gain from the sale of property at the Company’s television station in Miami in 2007, and several unusual items in 2006 including $50.9 million in pre-tax charges associated with early retirement plan buyouts; a $9.9 million goodwill impairment charge; and $6.9 million in transition costs at Kaplan.

The Company’s operating income for the third quarter and first nine months of 2007 included $5.9 million and $16.7 million of net pension credits, respectively, compared to $5.3 million and $16.7 million, respectively, for the same periods of 2006, excluding charges related to early retirement programs.

Education Division. Education division revenue totaled $514.6 million for the third quarter of 2007, a 22% increase over revenue of $420.6 million for the same period of 2006. Excluding revenue from acquired businesses, education division revenue increased 12% for the third quarter of 2007. Kaplan reported operating income of $37.6 million for the third quarter of 2007, down 2% from $38.4 million in the third quarter of 2006. For the first nine months of 2007, education division revenue totaled $1,493.9 million, a 21% increase over revenue of $1,238.8 million for the same period of 2006. Excluding revenue from acquired businesses, education division revenue increased 12% for the first nine months of 2007. Kaplan reported operating income of $109.4 million for the first nine months of 2007, a decline of 12% from $124.9 million for the first nine months of 2006.

In the second quarter of 2006, Kaplan acquired Tribeca Learning Limited, a leading provider of education to the Australian financial services sector, and incurred $6.9 million in transition costs, which are included in the Professional education results. A summary of Kaplan’s operating results for the third quarter and the first nine months of 2007 compared to 2006 is as follows:

(In thousands)

	Third Quarter			YTD
	2007	2006	% Change	2007	2006	% Change
Revenue
Higher education	$251,611	$211,195	19	$743,332	$623,830	19
Test preparation	155,649	117,119	33	438,447	344,137	27
Professional	107,309	92,290	16	312,022	270,815	15
Kaplan corporate	294	—	—	974	—	—
Intersegment elimination	(268)	—	—	(912)	—	—

	$514,595	$420,604	22	$1,493,863	$1,238,782	21

Operating income (loss)
Higher education	$27,340	$20,007	37	$89,291	$74,374	20
Test preparation	28,214	24,586	15	68,806	70,041	(2)
Professional	8,364	11,496	(27)	26,918	26,654	1
Kaplan corporate overhead	(10,864)	(10,636)	(2)	(30,330)	(31,978)	5
Other*	(15,539)	(7,084)	—	(45,046)	(14,189)	—
Intersegment elimination	40	—	—	(193)	—	—

	$37,555	$38,369	(2)	$109,446	$124,902	(12)

*	Other includes charges accrued for stock-based incentive compensation and amortization of certain intangibles.

Higher education includes Kaplan’s domestic and international post-secondary education businesses, including fixed-facility colleges as well as online post-secondary and career programs. Higher education revenue grew by 19% in both the third quarter and the first nine months of 2007. Enrollments increased 14% to 79,600 at September 30, 2007, compared to 69,800 at September 30, 2006, due to enrollment growth in the online programs and timing of course start dates. Higher education results for the online programs in the first nine months of 2007 benefited from increases in both price and demand for higher priced advanced programs. Results at the fixed-facility colleges also benefited from course fee increases, but as previously disclosed, were adversely affected by $2.7 million in lease termination charges in the first quarter of 2007.

Test preparation includes Kaplan’s standardized test preparation and English- language course offerings, as well as the K12 and Score! businesses. Test preparation revenue grew 33% in the third quarter of 2007 and 27% for the first nine months of 2007 largely due to the Aspect and PMBR acquisitions made in October 2006. Excluding revenue from acquired businesses, revenue grew 2% in the third quarter of 2007 and 3% in the first nine months of 2007 due to overall strength in the traditional test preparation courses, offset by declines in revenue from the K12 and Score! businesses. Operating income for test preparation increased in the third quarter of 2007 due largely to the Aspect and PMBR acquisitions, offset by continued weakness from the K12 and Score! businesses. Operating results for the first nine months of 2007 were down due to weaker results from the K12 and Score! businesses, offset by strong results at Aspect and PMBR. Score! revenue and operating results are down primarily due to a 13% enrollment decline.

Kaplan management has recently announced plans to restructure the SCORE! business. In order to implement a revised business model, 75 SCORE! centers will be closed. After closings and consolidations 80 SCORE! centers will remain open that focus on providing computer-assisted instruction and small-group tutoring. The restructuring plan includes relocating certain management and terminating certain employees from centers to be closed. The Company expects to incur approximately $16 million in expenses in the fourth quarter of 2007 related to lease obligations, severance and accelerated depreciation of fixed assets. A portion of the estimated lease obligation expenses included above may not be recognized until the first quarter of 2008. The Company completed an impairment review of Score! long lived assets and intangibles in the third quarter of 2007 and has determined that no impairment charge was necessary.

Professional includes Kaplan’s domestic and overseas professional businesses. Professional revenue grew 16% and 15% in the third quarter and first nine months of 2007 largely due to the May 2006 acquisition of Tribeca; the March 2007 acquisition of EduNeering Holdings, Inc., a Princeton, NJ-based provider of knowledge management solutions for organizations in the pharmaceutical, medical device, healthcare, energy and manufacturing sectors; and the August 2007 acquisition of the education division of Financial Services Institute of Australia. Excluding revenue from acquired businesses, Professional revenue grew 7% in the third quarter of 2007 and 6% in the first nine months of 2007. The revenue increases are a result of higher revenues at Kaplan Professional (UK) due primarily to favorable exchange rates and from growth in the Schweser CFA exam course offerings, offset by continued soft market demand for Professional’s insurance, securities, real estate book publishing and real estate course offerings. Operating income increased for the first nine months of 2007 due to the $6.9 million in transition costs at Tribeca in 2006, offset by weakness in Professional’s insurance, securities and real estate businesses. Kaplan Professional (UK) operating results are down in the third quarter and first nine months of 2007 due to increases in staffing, occupancy and business development expenses associated with the overall growth in operations.

Corporate represents unallocated expenses of Kaplan, Inc.’s corporate office and other minor activities.

Other includes charges for incentive compensation arising from equity awards under the Kaplan stock option plan, which was established for certain members of Kaplan’s management. Kaplan recorded stock compensation expense of $12.0 million and $5.9 million in the third quarter of 2007 and 2006, respectively, and $35.3 million and $11.2 million in the first nine months of 2007 and 2006, respectively, related to this plan (excluding stock compensation recorded in the first quarter of 2006 related to a change in accounting discussed below). In addition, Other includes amortization of certain intangibles, which increased due to recent Kaplan acquisitions.

Newspaper Publishing Division. Newspaper publishing division revenue totaled $210.2 million for the third quarter of 2007, a decrease of 7% from $225.6 million in the third quarter of 2006; division revenue decreased 8% to $657.2 million for the first nine months of 2007, from $714.7 million for the first nine months of 2006. Division operating income for the third quarter declined 50% to $8.8 million, from $17.7 million in the third quarter of 2006; operating income increased 21% to $41.5 million for the first nine months of 2007, compared to $34.3 million for the first nine months of 2006. The decline in operating results for the third quarter is due primarily to a decline in division revenues and a $2.3 million pre-tax gain on the sale of property in 2006, offset by a reduction in newspaper division operating expenses, including a newsprint expense decline of 22%. The increase in operating income for the first nine months of 2007 is due primarily to $47.1 million in pre-tax charges associated with early retirement plan buyouts at The Washington Post during 2006. Excluding this charge, operating income was down for the first nine months of 2007 due to a decline in division revenues, partially offset by a reduction in newspaper division operating expenses, including a 20% reduction in newsprint expense.

Print advertising revenue at The Post in the third quarter declined 13% to $113.1 million, from $129.4 million in the third quarter of 2006, and decreased 14% to $366.6 million for the first nine months of 2007, from $427.6 million in the same period of 2006. The declines are due to reductions in real estate, classified, retail and zones. Classified recruitment advertising revenue declined 27% to $12.4 million for the third quarter of 2007, from $17.0 million in the third quarter of 2006, and was down 26% to $41.3 million in the first nine months of 2007, compared to $55.6 million in the first nine months of 2006.

For the first nine months of 2007, Post daily and Sunday circulation declined 3.5% and 3.7%, respectively, compared to the same period of the prior year. For the nine months ended September 30, 2007, average daily circulation at The Post totaled 638,800 and average Sunday circulation totaled 905,300.

Revenue generated by the Company’s online publishing activities, primarily washingtonpost.com, increased 11% to $27.2 million for the third quarter of 2007, from $24.5 million for the third quarter of 2006; online revenues increased 11% to

$80.5 million in the first nine months of 2007, from $72.7 million for the first nine months of 2006. Display online advertising revenues grew 15% and 16% for the third quarter and first nine months of 2007, respectively. Online classified advertising revenue on washingtonpost.com increased 12% and 9% for the third quarter and first nine months of 2007, respectively. A small portion of the Company’s online publishing revenues is included in the magazine publishing division.

Television Broadcasting Division. Revenue for the television broadcasting division decreased 5% in the third quarter of 2007 to $77.8 million, from $82.2 million in 2006; operating income for the third quarter of 2007 increased 10% to $36.0 million, from $32.9 million in 2006. The decrease in revenue is due to a $7.6 million decline in third quarter 2007 political advertising revenue. The increase in operating income is due to a $9.5 million gain on the sale of property at the Miami television station; this was offset by revenue declines and increased programming expenses.

In July 2007, the Company entered into a transaction to sell and lease back its current Miami television station facility; a $9.5 million gain was recorded as a reduction to expense in the third quarter of 2007. The Company has purchased land and is building a new Miami television station facility, which is expected to be completed in 2009.

For the first nine months of 2007, revenue decreased 4% to $246.5 million, from $257.1 million; operating income for the first nine months of 2007 declined 9% to $100.6 million, from $111.0 million in the same period of 2006. The decrease in revenue is due to $6.3 million in incremental winter Olympics-related advertising at the Company’s NBC affiliates in the first quarter of 2006 and a $9.9 million decrease in political advertising revenue. The decline in operating income is due to the revenue declines and increased programming expenses, offset by the $9.5 million gain on the sale of property at the Miami television station.

Magazine Publishing Division. Revenue for the magazine publishing division totaled $62.5 million for the third quarter of 2007, an 18% decline from $76.1 million for the third quarter of 2006; division revenue totaled $197.1 million for the first nine months of 2007, a 16% decrease from $235.1 million for the first nine months of 2006. Magazine publishing division results in the third quarter and first nine months of 2006 included revenue of $6.3 million and $19.6 million, respectively, from PostNewsweek Tech Media, which was sold in December 2006. The remainder of the revenue declines is due primarily to a 13% and 12% reduction in Newsweek advertising revenue for the third quarter and first nine months of 2007, respectively, due to fewer ad pages and lower rates at both the Newsweek domestic and international editions, offset by increases at Arthur Frommer’s Budget Travel.

Operating income totaled $7.0 million in the third quarter of 2007, an increase from $0.1 million for the third quarter of 2006. Magazine publishing division results in the third quarter of 2006 included an operating loss of $8.1 million from PostNewsweek Tech Media, largely the result of a goodwill impairment charge of $9.9 million. Excluding PostNewsweek Tech Media, operating income at the magazine publishing division was down, due primarily to advertising revenue reductions, offset by lower overall operating expenses. Operating income totaled $13.9 million for the first nine months of 2007, an increase from $10.5 million in the first nine months of 2006. Magazine publishing division results in the first nine months of 2006 included an operating loss of $7.3 million from PostNewsweek Tech Media, largely the result of a goodwill impairment charge of $9.9 million. Excluding PostNewsweek Tech Media, operating income at the magazine publishing division was down, due primarily to advertising revenue reductions, offset by lower overall operating costs and an increased pension credit.

Cable Television Division. Cable division revenue of $157.8 million for the third quarter of 2007 represents an 11% increase over 2006 third quarter revenue of $142.3 million; for the first nine months of 2007, revenue increased 10% to $461.1 million, from $418.6 million in the same period of 2006. The 2007 revenue increase is due to continued growth in the division’s cable modem and digital revenues, along with revenues from telephone services. The cable division last implemented a basic video cable service rate increase of $3 per month at most of its systems effective February 1, 2006. The Company does not plan to implement an overall basic video cable rate increase in 2007; however, in September 2007, a $3.05 monthly rate increase was implemented for a majority of high-speed data subscribers.

Cable division operating income increased to $29.8 million in the third quarter of 2007, versus $27.9 million in the third quarter of 2006; cable division operating income for the first nine months of 2007 declined to $89.9 million, from $93.2 million for the first nine months of 2006. Cable division results for the first nine months of 2006 benefited from $10.4 million in insurance recoveries from cable division losses related to Hurricane Katrina. Excluding the insurance recoveries, cable division operating income increased in the first nine months of 2007, along with improved results in the third quarter of 2007. These increases are due to the division’s revenue growth, offset by higher depreciation expense and increases in programming, telephony and technical costs.

At September 30, 2007, Revenue Generating Units (RGUs) grew 10% due to continued growth in high-speed data and telephony subscribers and increases in the basic video and digital video subscriber categories. The cable division began offering telephone service on a very limited basis in the second quarter of 2006; as of September 30, 2007, telephone service is being offered in all or part of systems representing 88% of homes passed. RGUs include about 7,000 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by the various franchise agreements. A summary of RGUs is as follows:

Cable Television Division Subscribers	September 30, 2007	September 30, 2006
Basic	699,268	689,981
Digital	221,033	210,520
High-speed data	329,815	276,434
Telephony	40,225	733

Total	1,290,341	1,177,668

Below are details of Cable division capital expenditures for the first nine months of 2007 and 2006, as defined by the NCTA Standard Reporting Categories (in millions):

	2007	2006
Customer Premise Equipment	$40.3	$39.8
Commercial	—	0.1
Scaleable Infrastructure	14.1	13.0
Line Extensions	14.8	14.2
Upgrade/Rebuild	9.4	5.5
Support Capital	23.9	32.2

Total	$102.5	$104.8

Corporate Office. The corporate office operating expenses were $8.6 million and $27.6 million for the third quarter and first nine months of 2007, respectively, compared with $8.3 million and $30.3 million for the third quarter and first nine months of 2006, respectively. The decrease for the first nine months of 2007 is due to $3.8 million in pre-tax charges recorded in the second quarter of 2006 associated with early retirement plan buyouts at the corporate office.

In October 2007, the Company acquired the outstanding stock of CourseAdvisor Inc., a premier online lead generation provider, headquartered in Wakefield, MA. In 2006, The Washington Post Company made a small investment in CourseAdvisor. Through its search engine marketing expertise and proprietary technology platform, CourseAdvisor generates student leads for the post-secondary education market. CourseAdvisor will operate as an independent subsidiary of The Washington Post Company.

Equity in Earnings (Losses) of Affiliates. The Company’s equity in losses of affiliates for the third quarter of 2007 was $0.6 million, compared to losses of $0.6 million for the third quarter of 2006. For the first nine months of 2007, the Company’s equity in earnings of affiliates totaled $8.3 million, compared to losses of $1.4 million for the same period of 2006. In the first quarter of 2007, the equity in earnings of affiliates included a gain of $8.9 million on the sale of land at the Company’s Bowater Mersey Paper Company Limited affiliate. The Company holds a 49% interest in Bowater Mersey Paper Company.

Other Non-Operating Income (Expense). The Company recorded other non-operating income, net, of $10.1 million for the third quarter of 2007, compared to non-operating income, net, of $4.7 million for the third quarter of 2006. The third quarter 2007 non-operating income, net, included $9.2 million in foreign currency gains. The third quarter 2006 non-operating income, net, included $2.0 million in pre-tax gains related to sales of marketable securities and $2.9 million in foreign currency gains, offset by other non-operating items.

The Company recorded other non-operating income, net, of $15.3 million for the first nine months of 2007, compared to other non-operating income, net, of $38.2 million for the same period of the prior year. The 2007 non-operating income included $13.8 million in foreign currency gains. The 2006 non-operating income, net, included pre-tax gains of $33.6 million related to the sales of marketable securities and foreign currency gains of $5.8 million.

A summary of non-operating income (expense) for the thirty-nine weeks ended September 30, 2007 and October 1, 2006, is as follows (in millions):

	2007	2006
Foreign currency gains, net	$13.8	$5.8
Gains on sale of marketable equity securities	—	33.6
Gain (loss) on cost method and other investments	0.5	(0.8)
Other gains (losses), net	1.0	(0.4)

Total	$15.3	$38.2

Net Interest Expense. The Company incurred net interest expense of $3.0 million and $9.1 million for the third quarter and first nine months of 2007, respectively, compared to $3.4 million and $12.0 million for the same periods of 2006. At September 30, 2007, the Company had $405.8 million in borrowings outstanding at an average interest rate of 5.5%.

Provision for Income Taxes. The effective tax rate for the third quarter of 2007 was 38.0%, compared to 32.9% for the third quarter of 2006.

The effective tax rate for the first nine months of 2007 was 39.9%, compared to 36.5% for the first nine months of 2006. As previously discussed, results for the first nine months of 2007 included an additional $12.9 million in income tax expense related to the Company’s Bowater Mersey affiliate and a $6.3 million income tax benefit related to a change in certain state income tax laws enacted in the second quarter of 2007. Both of these are non-cash items in the current period, impacting the Company’s long-term net deferred income tax liabilities. Excluding the impact of these items, the effective tax rate for the first nine months of 2007 was 38.0%.

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

Earnings Per Share. The calculation of diluted earnings per share for the third quarter and first nine months of 2007 was based on 9,508,752 and 9,531,195 weighted average shares outstanding, respectively, compared to 9,616,651 and 9,611,950, respectively, for the third quarter and first nine months of 2006. The Company repurchased 54,506 shares of its Class B common stock at a cost of $42.0 million during the first nine months of 2007.

Financial Condition: Capital Resources and Liquidity

Acquisitions and Dispositions. In the third quarter of 2007, Kaplan acquired two businesses in their professional division and one business in their higher education division, totaling $43.3 million. These acquisitions include the education division of the Financial Services Institute of Australia. In the second quarter of 2007, the Company completed four business acquisitions, primarily in the education division, totaling $29.1 million. These included Kaplan higher education division’s acquisitions of Sagemont Virtual, a leader in the growing field of online high school instruction that has been doing business as the University of Miami Online High School, and Virtual Sage, a developer of online high school courses. In the first quarter of 2007, Kaplan acquired two businesses in their professional division totaling $115.8 million. These acquisitions included EduNeering Holdings, Inc., a

Princeton, N.J. based provider of knowledge management solutions for organizations in the pharmaceutical, medical device, healthcare, energy and manufacturing sectors. Also in the first quarter of 2007, the cable division acquired subscribers in the Boise, Idaho area for $4.3 million. Most of the purchase price for these acquisitions has been allocated to goodwill and other intangibles on a preliminary basis.

In July 2007, the television broadcasting division entered into a transaction to sell and lease back its current Miami television station facility; a $9.5 million gain was recorded as a reduction to expense in the third quarter. An additional $1.9 million deferred gain will be amortized over the leaseback period. The television broadcasting division has purchased land and is building a new Miami television station facility which is expected to be completed in 2009.

In October 2007, the Company acquired the outstanding stock of CourseAdvisor Inc., a premier online lead generation provider, headquartered in Wakefield, MA. In 2006, The Washington Post Company made a small investment in CourseAdvisor. Through its search engine marketing expertise and proprietary technology platform, CourseAdvisor generates student leads for the post-secondary education market. CourseAdvisor will operate as an independent subsidiary of The Washington Post Company.

Capital expenditures. During the first nine months of 2007, the Company’s capital expenditures totaled $213.7 million. The Company estimates that its capital expenditures will be in the range of $275 million to $300 million in 2007.

Liquidity. The Company’s borrowings have declined by $1.4 million, to $405.8 million at September 30, 2007, as compared to borrowings of $407.2 million at December 31, 2006. At September 30, 2007, the Company has $330.6 million in cash and cash equivalents, compared to $348.1 million at December 31, 2006. The Company had commercial paper and money market investments of $123.0 million and $142.9 million that are classified ad “Cash and cash equivalents” in the Company’s Consolidated Balance Sheet as of September 30, 2007and December 31, 2006, respectively.

At September 30, 2007, the Company had $405.8 million in total debt outstanding, which comprised $399.6 million of 5.5 percent unsecured notes due February 15, 2009, and $6.2 million in other debt.

During the third quarter of 2007 and 2006, the Company had average borrowings outstanding of approximately $405.7 million and $417.5 million, respectively, at average annual interest rates of approximately 5.5%. During the third quarter of 2007 and 2006, the Company incurred net interest expense of $3.0 million and $3.4 million, respectively.

During the first nine months of 2007 and 2006, the Company had average borrowings outstanding of approximately $405.6 million and $422.2 million, respectively, at average annual interest rates of approximately 5.5%, respectively. During the first nine months of 2007 and 2006, the Company incurred net interest expense of $9.1 million and $12.0 million, respectively.

At September 30, 2007, the Company had a working capital deficit of $11.7 million and at December 31, 2006, the Company had working capital of $131.6 million. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds. In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2007.

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

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Vice President—Finance, in a manner that allows timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the first nine months ended September 30, 2007, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
Jan. 1 – Feb. 4, 2007	5,330	$747.42	5,330	460,170
Mar. 5 – Apr. 1, 2007	15,176	$766.00	15,176	444,994
Jul. 1 – Aug. 5, 2007	34,000	$777.25	34,000	410,994

Total	54,506	$771.20	54,506

*	On September 22, 2003, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 542,800 shares of its Class B Common Stock, and the existence of that authorization was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003. There is no expiration date for that authorization. In the first nine months of 2007, 5,005 shares were purchased from recipients of vested awards of restricted shares at market price and 49,176 shares were purchased from two different estates. All other purchases made during the first nine months ended September 30, 2007 were open-market transactions. Under the Company’s Incentive Compensation Plan, the Compensation Committee may permit the recipient of a vested award of restricted shares of the Company’s Class B Common Stock to receive some or all of the value of the award in cash rather than in shares. In addition, under the Company’s Stock Option Plan, the holder of a vested stock option has the right to pay some or all of the exercise price of the option by surrendering shares of the Company’s Class B Common Stock owned by such holder. There were 5,005 share conversions of vested restricted shares into cash during the period covered by this table. There were no surrenders of owned shares to pay for the exercise price of stock options that occurred during the period covered by this table.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.3	By-Laws of the Company as amended and restated through September 22, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.1	Form of the Company’s 5.50% Notes due February 15, 2009, issued under the Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.2	Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.3	First Supplemental Indenture dated as of September 22, 2003, among WP Company LLC, the Company and Bank One, NA, as successor to The First National Bank of Chicago, as trustee, to the Indenture dated as of February 17, 1999, between The Washington Post Company and The First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.4	Five Year Credit Agreement dated as of August 8, 2006, among the Company, Citibank, N.A., JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, SunTrust Bank, The Bank of New York, PNC Bank, National Association, Bank of America, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY
(Registrant)

Date: November 6, 2007	/s/ Donald E. Graham
Donald E. Graham,
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2007	/s/ John B. Morse, Jr.
John B. Morse, Jr.,
Vice President-Finance
(Principal Financial Officer)