Form 10-K
period 2007-12-30
WASHINGTON POST CO
filed 2008-02-28
CIK 104889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2007
Commission file number 1-6714
The Washington Post Company
(Exact name of registrant as specified in its charter)

Delaware	53-0182885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1150 15th St., N.W., Washington, D.C.	20071
(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code:  (202) 334-6000
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class Class B Common Stock, par value $1.00 per share	Name of each exchange on which registered New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”). Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐     Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Aggregate market value of the registrant’s common equity held by non-affiliates on July 1, 2007, based on the closing price for the Company’s Class B Common Stock on the New York Stock Exchange on such date: approximately $4,500,000,000.

Shares of common stock outstanding	at February 22, 2008:

Class A Common Stock – 1,291,693 shares
Class B Common Stock – 8,224,848 shares

Documents partially incorporated by reference:

Definitive Proxy Statement for the registrant’s 2008 Annual Meeting of Stockholders
(incorporated in Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof).

THE WASHINGTON POST COMPANY 2007 FORM 10-K

PART I

Item 1. Business.

The Washington Post Company (the “Company”) is a diversified education and media company. The Company’s Kaplan subsidiary provides a wide variety of educational services, both domestically and outside the United States. The Company’s media operations consist of newspaper publishing (principally The Washington Post), television broadcasting (through the ownership and operation of six television broadcast stations), magazine publishing (principally Newsweek) and the ownership and operation of cable television systems.

Information concerning the consolidated operating revenues, consolidated income from operations and identifiable assets attributable to the principal segments of the Company’s business for the last three fiscal years is contained in Note O to the Company’s Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. (Revenues for each segment are shown in such Note O net of intersegment sales, which did not exceed 0.1% of consolidated operating revenues.)

The Company’s operations in geographic areas outside the United States consist primarily of Kaplan’s foreign operations and the publication of the international editions of Newsweek. During the fiscal years 2007, 2006 and 2005, these operations accounted for approximately 12%, 9% and 7%, respectively, of the Company’s consolidated revenues, and the identifiable assets attributable to foreign operations represented approximately 11%, 10% and 7% of the Company’s consolidated assets at December 30, 2007, December 31, 2006 and January 1, 2006, respectively.

Education

Kaplan, Inc., a subsidiary of the Company, provides an extensive range of educational services for children, students and professionals. Kaplan’s historical focus on test preparation has been expanded as new educational and career services businesses have been acquired or initiated. The Company divides Kaplan’s various businesses into three categories: Test Prep and Admissions; Professional; and Higher Education.

Test Prep and Admissions

Test Prep and Admissions divides its businesses into six categories: Test Prep, Professional Licensing Exam Prep, English- Language, Kaplan K12 Learning Services; Kaplan Publishing and Score!

Test Prep prepares students for a broad range of admissions examinations, including the SAT, ACT, LSAT, GMAT, MCAT and GRE, that are required for admission to college and graduate schools, including medical, business and law schools. During 2007, these courses were offered at 160 permanent centers located throughout the United States and in Canada, Puerto Rico, Mexico, London, Paris and Hong Kong. In addition, Kaplan licenses material for certain of its test preparation courses to third parties and a Kaplan affiliate, who, during 2007, offered courses at 43 locations in 14 countries outside the U.S. Test Prep also produces a college newsstand guide in conjunction with Newsweek. Test Prep includes The Kidum Group, which provides preparation courses for Israeli high school graduation and university admissions exams and also provides English-language courses at 52 permanent centers located throughout Israel. The Professional Licensing Exam Prep business prepares medical, nursing and law students for licensing examinations, including the U.S. MLE, NCLEX and, under the Kaplan PMBR name, the multistate portion of state bar exams. The English-language business, which now operates under the name Kaplan Aspect, provides English-language training, academic preparation programs and test preparation for English proficiency exams, such as the TOEFL, principally for students wishing to study and travel in English-speaking countries in North America, Europe or Australia/New Zealand. Kaplan Aspect operates 21 English-language schools located in the U.K., Ireland, Australia, New Zealand, Canada and the U.S. and is co-located in 15 of the U.S. Test Prep centers. Kaplan K12 Learning Services develops and provides a range of programs and services to schools and school districts, including offering reading and math programs to help students who are performing below grade level improve fundamental skills; preparing students for state assessment tests and the SAT and ACT; and providing curriculum consulting, professional development and assessment services to support teaching and learning. During 2007, these businesses provided courses to more than 440,000 students (including over 83,000 enrolled in online programs).

2007 FORM 10-K 1

Kaplan Publishing, whose results are now included entirely within the Test Prep and Admissions Division, publishes a variety of general trade and educational books in subject areas such as test preparation, business, real estate, law, medicine and nursing. At the end of 2007, Kaplan Publishing had more than 470 books in print, including over 180 new titles published in 2007.

Test Prep and Admissions also includes the Score! Educational Centers. Score! offers computer-based learning and individualized tutoring for children from pre-K through 10th grade. In 2007, this business provided services through 155 dedicated Score! centers located throughout the United States to more than 62,000 students. In the fourth quarter of 2007, Kaplan restructured the Score! business and closed 75 Score! locations. As a result of the restructuring, Kaplan anticipates that the number of students served by the Score! business in 2008 will be significantly lower than the number served in 2007.

Professional

In the United States, Kaplan Professional offers continuing education, certification, licensing, exam preparation and professional development to corporations and to individuals seeking to advance their careers in a variety of disciplines. This division includes Kaplan Financial, a provider of continuing education and test preparation courses for financial services and insurance industry professionals; Kaplan Schweser (formerly known as The Schweser Study Program), a provider of test preparation courses for the Chartered Financial Analyst and Financial Risk Manager examinations; Kaplan CPA, which offers test preparation courses for the Certified Public Accounting Examination; Kaplan Professional Schools, a provider of courses for real estate, financial services and home inspection licensing examinations, as well as continuing education in those areas; Kaplan Professional Publishing (formerly known as Dearborn Publishing), which provides printed and online materials that help individuals satisfy state pre-licensing and continuing education requirements and prepare for state licensing examinations in the real estate, architecture, home inspection, engineering and construction industries; and Kaplan IT, which offers online test preparation courses for technical certifications in the information technology industry, as well as training, software consultancy and related products to a broad range of industries. The courses offered by these businesses are provided in various formats (including classroom-based instruction, online programs, printed study guides, in-house training and audio CDs) and at a wide range of per-course prices. During 2007, these businesses sold approximately 600,000 courses and separately priced course components to students in the United States (who in some subject areas typically purchase more than one course component offered by the Division).

In March 2007, Kaplan acquired EduNeering, which is headquartered in Princeton N.J. This business, now known as Kaplan EduNeering, is a provider of online regulatory compliance training and management systems, principally for businesses in the life sciences, healthcare, energy and food service industries. During 2007, this business provided services to approximately 600,000 users at more than 200 companies.

Internationally, Professional’s largest business in terms of revenue is Kaplan Financial Limited, formerly named FTC Kaplan Limited (“Kaplan Financial’’), a U.K.-based provider of training and test preparation services for accounting and financial services professionals. In 2007, Kaplan Financial provided courses to approximately 48,000 students. Headquartered in London, Kaplan Financial has 25 training centers around the United Kingdom, as well as operations in Hong Kong, Shanghai and Singapore.

In Hong Kong, Kaplan Financial also offers Mandarin-language training to students (principally Cantonese-speaking Chinese wishing to learn Mandarin) through Hong Kong Putonghua Vocational School (“HKPVS”) and offers test preparation courses for the Chinese Proficiency Test, which is a standardized examination that assesses Mandarin-language proficiency. HKPVS has five centers in Hong Kong and, at the end of 2007, was serving more than 9,000 students.

Asia Pacific Management Institute (“APMI”), which is headquartered in Singapore and has a satellite location in Hong Kong, provides students with the opportunity to earn undergraduate and graduate degrees, principally in business-related subjects, offered by affiliated educational institutions in Australia, the United Kingdom and the United States. APMI also offers pre-university and diploma programs. APMI had more than 4,250 students enrolled at year-end 2007.

In 2007, Kaplan acquired a minority interest in Shanghai Kai Bo Education Investment Management Co., Ltd. (“ACE Education”), an education company headquartered in Shanghai, China. In February 2008, Kaplan exercised an option to increase its investment in ACE Education to a majority interest. ACE Education provides preparatory programs for entry to U.K. universities and international-standard degree programs at campuses in several cities in China. Through a collaboration with the University of Shanghai for Science and Technology and the Northern

 2 THE WASHINGTON POST COMPANY

Consortium (a university consortium comprising 11 U.K. universities), ACE Education also offers programs at the Sino-British College in Shanghai. ACE Education had approximately 1,600 students enrolled at year-end.

In 2007, Professional acquired the education business of the Financial Services Institute of Australasia (“FINSIA”), which is headquartered in Sydney, Australia. FINSIA is a provider of financial services post-graduate education in Australia, and its acquisition, along with Tribeca Learning Limited, which Kaplan acquired in 2006, allows Kaplan Financial to deliver a broad range of financial services education and professional development courses in Australia. In 2007, FINSIA and Tribeca provided courses to over 22,000 students through classroom programs and to over 70,000 students through distance-learning programs.

Higher Education

Higher Education U.S.

Kaplan’s U.S.-based Higher Education business currently consists of 70 schools in 22 states that provide classroom-based instruction and two institutions that specialize in distance education. The schools providing classroom-based instruction offer a variety of diploma, associate degree and bachelor degree programs, primarily in the fields of healthcare, business, paralegal studies, information technology, criminal justice and fashion and design. The classroom-based schools were serving more than 33,500 students at year-end 2007 (which includes the classroom-based programs of Kaplan University), with approximately 36% of such students enrolled in accredited bachelor or associate degree programs. Each of these schools has its own accreditation from one of several regional or national accrediting agencies recognized by the U.S. Department of Education.

The institutions of higher education that specialize in distance education are Kaplan University and Concord Law School. Kaplan University offers various master degree, bachelor degree, associate degree and certificate programs, principally in the fields of management, criminal justice, paralegal studies, information technology, financial planning, nursing and education. Kaplan University is accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”). Most of Kaplan University’s programs are offered online, while others are offered in a traditional classroom format at eight campuses in Iowa and Nebraska. At year-end 2007, Kaplan University had approximately 37,000 students enrolled in online programs. Concord Law School (“Concord”), the nation’s first online law school, offers Juris Doctor and Executive Juris Doctor degrees wholly online (the Executive Juris Doctor degree program is designed for individuals who do not intend to practice law). Concord is accredited by the Accrediting Commission of the Distance Education and Training Council and has received operating approval from the California Bureau of Private Post-Secondary and Vocational Education. Concord also has complied with the registration requirements of the California Committee of Bar Examiners and, therefore, its graduates are able to apply for admission to the California Bar. In 2008, California supervision of Concord will shift to the California Committee of Bar Examiners. In the fourth quarter of 2007, Concord merged into Kaplan University, and as a result of the merger, Concord is now part of Kaplan University and, as a result, Concord is also accredited by HLC. At year-end 2007, approximately 1,200 students were enrolled at Concord.

Kaplan Virtual Education

In April 2007, Kaplan acquired Virtual Sage, an online curriculum publisher, and an online high school doing business under the name University of Miami Online High School. The combined businesses became part of what is now known as Kaplan Virtual Education (“KVE”), which offers online high school instruction and online content and curriculum development. KVE’s programs are geared toward adults wishing to earn a high school diploma, public school students seeking courses that may not be offered at their school or credit recovery, and private and home school students who need an expanded curriculum. At year-end 2007, KVE was providing courses to approximately 2,200 students.

Dublin Business School

Dublin Business School (“DBS”) is an undergraduate and graduate institution located in Dublin, Ireland. DBS offers various undergraduate and graduate degree programs in business and the liberal arts. At year-end 2007, DBS was providing courses to approximately 5,200 students.

Holborn College

Holborn College (“Holborn”) is located in London and offers various pre-university, undergraduate, post-graduate and professional programs, primarily in law and business, with its students receiving degrees from affiliated universities in the United Kingdom. Holborn offers both full-time and flexible-learning delivery options to its students. Most of

2007 FORM 10-K 3

Holborn’s students come from outside the United Kingdom and the European Union. At year-end 2007, Holborn was providing courses to approximately 2,100 students.

Kaplan Law School

In 2007, Kaplan began operating Kaplan Law School in London in collaboration with Nottingham Trent University’s Nottingham Law School. Kaplan Law School provides graduate diploma, legal practice and bar vocational training for U.K. university graduates wishing to progress into the U.K. legal profession.

Student Visas for Study in the U.S.

One of the ways a foreign national wishing to enter the United States to study may do so is to obtain an F-1 student visa. For many years, most of Kaplan’s Test Prep and Admissions centers in the United States have been authorized by what is now the U.S. Citizenship and Immigration Services (the “USCIS”) to issue certificates of eligibility to prospective students to assist them in applying for F-1 visas through a U.S. Embassy or Consulate. Under an administrative program that became effective early in 2003, educational institutions are required to report electronically to the USCIS specified enrollment, departure and other information about the F-1 students to whom they have issued certificates of eligibility. Kaplan has certified 138 of its U.S. Test Prep and Admissions centers to participate in this program, and Kaplan Aspect has 7 locations certified to participate in this program. During 2007 students holding F-1 visas accounted for approximately 3.8% of the enrollment at Kaplan’s Test Prep and Admissions centers and an insignificant number of students at Kaplan’s Higher Education programs. Kaplan Aspect is also a Designated Sponsor for the U.S. Department of State’s Summer Work & Travel Program. This cultural exchange program is designed to allow international college or university students to come to the U.S. on a J-1 visa to fill temporary, paid positions during their summer break. In 2007, Kaplan Aspect sponsored approximately 1,700 international students on a J-1 visa to participate in the exchange visitor program.

Title IV Federal Student Financial Aid Programs

Funds provided under the student financial aid programs that have been created under Title IV of the Federal Higher Education Act of 1965, as amended, historically have been responsible for a majority of the net revenues of Kaplan Higher Education. During 2007, funds received under the Title IV programs accounted for approximately $745 million, or approximately 73%, of total Kaplan Higher Education revenues. The Company estimates that funds received from students borrowing under private loan programs comprised approximately an additional 9% of its higher education revenues. Direct student payments and funds received under various state and agency grant programs accounted for most of the remainder of 2007 higher education revenues. The significant role of Title IV funding in the operations of Kaplan Higher Education is expected to continue.

Title IV programs encompass various forms of student loans, with the funds being provided either by the federal government itself or by private financial institutions with a federal guaranty protecting the institutions against the risk of default. In some cases the federal government pays part of the interest expense. Other Title IV programs offer non-repayable grants. Subsidized loans and grants are only available to students who can demonstrate financial need. During 2007, approximately 73% of the approximately $745 million of Title IV funds received by Kaplan Higher Education came from student loans and approximately 27% of such funds came from grants.

To maintain Title IV eligibility, a school must comply with extensive statutory and regulatory requirements relating to its financial aid management, educational programs, financial strength, recruiting practices and various other matters. Among other things, the school must be licensed or otherwise authorized to offer its educational programs by the appropriate governmental body in the state or states in which it is located, be accredited by an accrediting agency recognized by the U.S. Department of Education (the “Department of Education”) and enter into a program participation agreement with the Department of Education.

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

 4 THE WASHINGTON POST COMPANY

As a general matter, schools participating in Title IV programs are not financially responsible for the failure of their students to repay Title IV loans. However, the Department of Education may fine a school for a failure to comply with Title IV requirements and may require a school to repay Title IV program funds if it finds that such funds have been improperly disbursed. In addition, there may be other legal theories under which a school could be subject to suit as a result of alleged irregularities in the administration of student financial aid.

Pursuant to Title IV program regulations, a school that undergoes a change in control must be reviewed and recertified by the Department of Education. Certifications obtained following a change in control are granted on a provisional basis that permits the school to continue participating in Title IV programs, but provides fewer procedural protections if the Department of Education asserts a material violation of Title IV requirements. In accordance with Department of Education regulations, a number of the schools in Kaplan’s Higher Education Division are combined into groups of two or more schools for the purpose of determining compliance with Title IV requirements. Including schools that are not combined with other schools for that purpose, the Higher Education Division has 36 Title IV reporting units; of these, 5 reporting units have been provisionally certified, while the remaining 31 are fully certified.

If the Department of Education were to find that one reporting unit in Kaplan’s Higher Education Division had failed to comply with any applicable Title IV requirement and as a result limited, suspended or terminated the Title IV eligibility of the school or schools in that reporting unit, that action normally would not affect the Title IV eligibility of the schools in other reporting units that had continued to comply with Title IV requirements. The largest Title IV reporting unit in the Higher Education Division in terms of revenue is Kaplan University, which accounted for approximately 48% of the Title IV funds received by the Division in 2007. For the most recent year for which final data are available from the Department of Education, the cohort default rate for Kaplan University was 5.95%, and the cohort default rates for the other Title IV reporting units in Kaplan’s Higher Education Division averaged 9.33%; no reporting unit had a cohort default rate of 25% or more. In 2007, Kaplan University derived less than 85% of its receipts from the Title IV programs, and other reporting units derived an average of less than 81% of their receipts from Title IV programs, with no unit deriving more than 88% of its receipts from such programs.

No proceeding by the Department of Education is currently pending to fine any Kaplan school for a failure to comply with any Title IV requirement, or to limit, suspend or terminate the Title IV eligibility of any Kaplan school. As noted previously, to remain eligible to participate in Title IV programs, a school must maintain its accreditation by an accrediting agency recognized by the Department of Education. As previously reported, in December 2006 four schools in one Title IV reporting unit received notice that their accreditor did not intend to renew the schools’ accreditation due to the failure to meet certain completion and placement requirements. Kaplan closed three of the four schools and sought and received new accreditation from a different accrediting body for the fourth school. In 2007, no Kaplan school received notice from its accreditors indicating that the school’s accreditation was being withdrawn or that the school was being issued a show cause order.

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

Whether as a result of changes in the laws and regulations governing Title IV programs, a reduction in Title IV program funding levels or a failure of schools included in Kaplan Higher Education to maintain eligibility to participate in Title IV programs, a material reduction in the amount of Title IV financial assistance available to the students of those schools would have a significant negative impact on Kaplan’s operating results. In addition, any development that has the effect of making the terms on which Title IV financial assistance is made available materially less attractive could also adversely affect Kaplan’s operating results.

Newspaper Publishing

The Washington Post

WP Company LLC (“WP Company”), a subsidiary of the Company, publishes The Washington Post, which is a morning daily and Sunday newspaper primarily distributed by home delivery in the Washington, D.C., metropolitan area, including large portions of Maryland and northern Virginia.

2007 FORM 10-K 5

The following table shows the average paid daily (including Saturday) and Sunday circulation of The Post for the 12-month periods ended September 30 in each of the last five years (October 1 in 2006), as reported by the Audit Bureau of Circulations (“ABC”) for the years 2003 through 2006 and as estimated by The Post for the 12-month period ended September 30, 2007 (for which period ABC had not completed its audit as of the date of this report) from the semiannual publisher’s statements submitted to ABC for the six-month periods ended April 1, 2007 and September 30, 2007:

	Average Paid Circulation
	Daily	Sunday

2003	749,323	1,035,204
2004	729,068	1,016,163
2005	706,015	983,243
2006	681,510	945,343
2007	658,059	912,709

In The Post’s primary circulation territory, which accounts for more than 90% of its daily and Sunday circulation and consists of Washington, D.C. and communities generally within a 50-mile radius from the city (but excluding Baltimore City and its northern and eastern suburbs), the newsstand price for the daily newspaper was increased from $0.35, which had been the price since 2002, to $0.50 effective December 31, 2007. All other rates are unchanged. The newsstand price for the Sunday newspaper has been $1.50 since 1992, while the rate charged for each four-week period for home-delivered copies of the daily and Sunday newspaper has been $14.40 since 2004, and the corresponding rate charged for Sunday-only home delivery has been $6.00 since 1991. The same rates prevailed outside The Post’s primary circulation territory until the third quarter of 2006, when The Post raised its newsstand prices and home-delivery rates for such sales. Newsstand prices for sales outside the primary circulation territory were increased to $0.50 for the daily newspaper and $2.00 for the Sunday newspaper, while home-delivery rates for each four-week period increased to $20.00 for the daily and Sunday newspaper and $8.00 for the Sunday newspaper only.

General advertising rates were increased by an average of approximately 4.0% on January 1, 2007 and by additional amounts on January 1, 2008 that WP Company estimates will average approximately 3.5%. Rates for most categories of classified and retail advertising were increased by an average of approximately 3.2% on February 1, 2007 and by additional amounts on February 1, 2008 that WP Company estimates will average approximately 2.9%.*

The following table sets forth The Post’s advertising inches (excluding preprints) and number of preprints for the past five years:

	2003	2004	2005	2006	2007

Total Inches (in thousands)	2,675	2,726	2,661	2,613	2,301
Full-Run Inches	2,121	2,120	1,943	1,839	1,592
Part-Run Inches	554	606	718	774	709
Preprints (in millions)	1,835	1,887	1,833	1,828	1,700

WP Company also publishes The Washington Post National Weekly Edition, a tabloid that contains selected articles and features from The Washington Post edited for a national audience. The National Weekly Edition has a basic subscription price of $78 per year and is delivered by second-class mail to approximately 26,400 subscribers.

The Post has about 596 full-time editors, reporters and photographers on its staff; draws upon the news reporting facilities of the major wire services; and maintains correspondents in 17 news centers abroad and in New York City, Los Angeles, Chicago and Miami. The Post also maintains reporters in nine local news bureaus.

In 2007, The Post launched a new reader rewards program called PostPoints to strengthen subscriber loyalty. The program allows readers to earn points that can be exchanged for rewards by subscribing to The Washington Post, shopping at participating major retailers, interacting on washingtonpost.com, and other similar activities.

* The percentages set forth in this paragraph were calculated from The Post’s published non-discounted advertising rates. However, most advertisers qualify for multiple-insertion and other discounts, and the demand for advertising varies over time, so those percentages may not accurately reflect the actual revenue impact of year-over-year rate changes.

 6 THE WASHINGTON POST COMPANY

In late August 2007, WP Company and Bonneville International Corporation agreed to terminate an arrangement whereby WP Company provided weekday programming content, including interviews and news coverage featuring writers, editors and columnists from The Post, for distribution on two of Bonneville’s radio stations in the D.C. market (WTWP on 1500 AM and 107.7 FM). The date of the last broadcast under that arrangement was September 19, 2007.

The Post has announced plans to close its printing plant located in College Park, MD, in 2010 after moving two printing presses to its Springfield, VA, plant.

Express Publications

Express Publications Company, LLC (“Express Publications”), another subsidiary of the Company, publishes a weekday tabloid newspaper named Express, which is distributed free of charge using hawkers and news boxes near Metro stations and in other locations in Washington, D.C. and nearby suburbs with heavy daytime sidewalk traffic. A typical edition of Express is 45 to 60 pages long and contains short news, entertainment and sports stories, as well as both classified and display advertising. Current daily circulation is approximately 184,000 copies. Express relies primarily on wire service and syndicated content and is edited by a full-time newsroom staff of 23. Advertising sales, production and certain other services for Express are provided by WP Company. The Express newsroom also produces a website, www.readexpress.com, which features entertainment and lifestyle coverage of local interest.

Washingtonpost.Newsweek Interactive

Washingtonpost.Newsweek Interactive Company, LLC (“WPNI”) develops news and information products for electronic distribution. Since 1996, this subsidiary of the Company has produced washingtonpost.com, an Internet site that currently features the full editorial text of The Washington Post and most of The Post’s classified advertising, as well as original content created by WPNI’s staff, blogs written by Post reporters and others, interactive discussions hosted by Post reporters and outside subject experts, user-posted comments and content obtained from other sources. As measured by WPNI, this site averaged more than 232 million page views per month during 2007. The washingtonpost.com site also features extensive information about activities, groups and businesses in the Washington, D.C., area, including an arts and entertainment section and news sections focusing on politics and on technology businesses and related policy issues. This site has developed a substantial audience of users who are outside the Washington, D.C., area, and WPNI believes that approximately 85% of the unique users who access the site each month are in that category. WPNI requires most users accessing the washingtonpost.com site to register and provide their year of birth, gender, ZIP code, job title and the type of industry in which they work. The resulting information helps WPNI provide online advertisers with opportunities to target specific geographic areas and demographic groups. WPNI also offers registered users the option of receiving various e-mail newsletters that cover specific topics, including political news and analysis, personal technology and entertainment.

WPNI also produces the Newsweek website, which was launched in 1998 and contains editorial content from the print edition of Newsweek, as well as daily news updates and analysis, photo galleries, Web guides and other features. In 2005, WPNI assumed responsibility for the production of the Budget Travel magazine website and relaunched it as BudgetTravel.com. This site contains editorial content from Arthur Frommer’s Budget Travel magazine and other sources.

In 2005, WPNI purchased Slate, an online magazine that was founded by Microsoft Corporation in 1996. Slate features articles analyzing news, politics and contemporary culture and adds new material on a daily basis. Content is supplied by the magazine’s own editorial staff, as well as by independent contributors.

Since September 2006, WPNI has provided content from washingtonpost.com and the Slate and Newsweek websites specially formatted to be downloaded and displayed on Web-enabled cell phones and other personal digital devices.

In 2007, WPNI launched Sprig, an online shopping and information resource. Sprig offers smart solutions and stylish products to help consumers more easily integrate green (eco-friendly) choices and action into their lives.

In January of 2008, WPNI launched The Root, an online magazine focused on issues of importance to African Americans and others interested in black culture. The Root offers daily news and provocative commentary on politics and culture. Additionally, it offers a geneology tool designed to help users trace their family history.

WPNI holds a 16.5% equity interest in Classified Ventures LLC (‘’Classified Ventures”), a company formed in 1997 to compete in the business of providing online classified advertising databases for cars, apartment rentals and residential

2007 FORM 10-K 7

real estate. The other owners are Tribune Company, The McClatchy Company, Gannett Co., Inc. and Belo Corp. Listings for these databases come from print and online-only sales of classified ads by the newspaper and online sales staffs of the various owners, as well as from sales made by Classified Ventures’ own sales staff. The washingtonpost.com site provides links to the Classified Ventures’ national car and apartment rental websites (www.cars.com and www.apartments.com). WPNI uses software from Classified Ventures to host washingtonpost.com’s online listing of residential real estate for sale in the greater Washington, D.C., area, and Classified Ventures consolidates the local listings of its various owners into a national residential real estate website (www.homescape.com).

Under an agreement signed in 2000 and amended in 2003, WPNI and several other business units of the Company have been sharing certain news material and promotional resources with NBC News and MSNBC. Among other things, under this agreement the Newsweek website is a feature on MSNBC.com, and MSNBC.com is being provided access to certain content from The Washington Post. Similarly, washingtonpost.com is being provided with access to certain MSNBC.com multimedia content. On July 1, 2007, the parties entered into a new relationship for cross-promotional marketing opportunities between the companies. The new agreement will extend through June of 2009. In addition, effective July 2007, MSNBC no longer hosts Newsweek.com, which now exists as a stand-alone site produced by WPNI.

Post–Newsweek Media

The Company’s Post–Newsweek Media, Inc. subsidiary publishes 2 weekly paid-circulation, 3 twice-weekly paid-circulation and 34 controlled-circulation weekly community newspapers. This subsidiary’s newspapers are divided into two groups: The Gazette Newspapers, which circulate in Montgomery, Prince George’s and Frederick Counties and in parts of Carroll County, MD; and Southern Maryland Newspapers, which circulate in southern Prince George’s County and in Charles, St. Mary’s and Calvert Counties, MD. During 2007, these newspapers had a combined average circulation of approximately 660,000 copies. This division also produces military newspapers (most of which are weekly) under agreements where editorial material is supplied by local military bases, with the exception of one independent newspaper. In 2007, the 12 military newspapers produced by this division had a combined average circulation of more than 125,000 copies.

The Gazette Newspapers have a companion website (www.gazette.net) that includes editorial material and classified advertising from the print newspapers. The military newspapers produced by this division are supported by a website (www.dcmilitary.com) that includes base guides and other features, as well as articles from the print newspapers. The Southern Maryland Newspapers’ website (www.SoMdNews.com) also includes editorial and classified advertising from the print newspapers. Each website also contains display advertising that is sold specifically for the site.

The Gazette Newspapers and Southern Maryland Newspapers together employ approximately 168 editors, reporters and photographers.

This division also operates a commercial printing business in suburban Maryland.

The Herald

The Company owns The Daily Herald Company, publisher of The Herald in Everett, WA, about 30 miles north of Seattle. The Herald is published mornings seven days a week and is primarily distributed by home delivery in Snohomish County and online at www.heraldnet.com. The Daily Herald Company also provides commercial printing services and publishes four controlled-circulation weekly community newspapers (collectively known as The Enterprise Newspapers) that are distributed by home delivery in south Snohomish and north King Counties. The Daily Herald Company also publishes La Raza del Noroeste, a weekly Spanish-language newspaper that is distributed free of charge in more than 700 retail locations in Snohomish, King, Skagit and northern Pierce Counties, as well as the Snohomish County Business Journal, a monthly publication focused on business news in Snohomish County. In April of 2007, The Daily Herald Company acquired the assets of Seattle’s Child, a monthly parenting magazine and pioneer among parenting publications in America.

The Herald’s average paid circulation as reported to ABC for the 12 months ended September 30, 2007 was 48,808 daily (Monday through Friday); 48,854 (Monday through Saturday) and 54,667 Sunday. The aggregate average weekly circulation of The Enterprise Newspapers during the 12-month period ended March 31, 2007 was approximately 74,000 copies as reported by Verified Audit Circulation. The current weekly circulation of La Raza del Noroeste is approximately 25,000 copies. The monthly circulation of the Snohomish County Business Journal is 16,000 copies, including 400 sold through retail single-copy outlets.

 8 THE WASHINGTON POST COMPANY

The Herald, The Enterprise Newspapers, the Snohomish County Business Journal, La Raza and Seattle’s Child together employ approximately 85 editors, reporters and photographers.

Greater Washington Publishing

The Company’s Greater Washington Publishing, Inc. subsidiary publishes several free-circulation advertising periodicals that have little or no editorial content and are distributed in the greater Washington, D.C., metropolitan area using sidewalk distribution boxes. Greater Washington Publishing’s periodicals of that kind are The Washington Post Apartment Showcase, which is published monthly and has an average circulation of about 52,000 copies; New Homes Guide, which is published six times a year and has an average circulation of about 84,000 copies; and Guide to Retirement Living Sourcebook, which is published nine times a year and has an average circulation of about 55,000 copies. Greater Washington Publishing also produces Washington Spaces, a luxury home and design magazine featuring photographic layouts of visually appealing homes in the greater Washington, D.C., area, resource information and editorial content. Washington Spaces, which is distributed by mail (principally on a controlled-circulation basis) and through newsstand sales, is published six times a year and has an average circulation of approximately 75,000 copies.

El Tiempo Latino

El Tiempo Latino LLC, another subsidiary of the Company, publishes El Tiempo Latino, a weekly Spanish-language newspaper that is distributed free of charge in northern Virginia, suburban Maryland and Washington, D.C., using sidewalk news boxes and retail locations that provide space for distribution. El Tiempo Latino provides a mix of local, national and international news together with sports and community-events coverage and has a current circulation of approximately 55,000 copies. Employees of the newspaper handle advertising sales as well as pre-press production, and content is provided by a combination of wire service copy, contributions from freelance writers and photographers and stories produced by the newspaper’s own editorial staff.

Television Broadcasting

Through subsidiaries, the Company owns six VHF television stations located in Houston, TX; Detroit, MI; Miami, FL; Orlando, FL; San Antonio, TX; and Jacksonville, FL; which are, respectively, the 10th, 11th, 16th, 19th, 37th and 49th largest broadcasting markets in the United States.

Five of the Company’s television stations are affiliated with one or another of the major national networks. The Company’s Jacksonville station, WJXT, has operated as an independent station since 2002.

The Company’s 2007 net operating revenues from national and local television advertising and network compensation were as follows:

National	$102,574,000
Local	210,410,000
Network	13,026,000

Total	$326,010,000

2007 FORM 10-K 9

The following table sets forth certain information with respect to each of the Company’s television stations:

Station Location and				Expiration
Year Commercial	National		Expiration	Date of	Total Commercial Stations in
Operation	Market	Network	Date of FCC	Network	DMA (b)
Commenced	Ranking (a)	Affiliation	License	Agreement	Allocated	Operating

KPRC Houston, TX 1949	10th	NBC	Aug. 1, 2006 (c)	Dec. 31, 2011	VHF-3 UHF-11	VHF-3 UHF-11

WDIV Detroit, MI 1947	11th	NBC	Oct. 1, 2013	Dec. 31, 2011	VHF-4 UHF-6	VHF-4 UHF-5

WPLG Miami, FL 1961	16th	ABC	Feb. 1, 2013	Dec. 31, 2009	VHF-5 UHF-8	VHF-5 UHF-8

WKMG Orlando, FL 1954	19th	CBS	Feb. 1, 2013	Apr. 6, 2015	VHF-3 UHF-10	VHF-3 UHF-9

KSAT San Antonio, TX 1957	37th	ABC	Aug. 1, 2006 (c)	Dec. 31, 2009	VHF-4 UHF-6	VHF-4 UHF-6

WJXT Jacksonville, FL 1947	49th	None	Feb. 1, 2013	—	VHF-2 UHF-6	VHF-2 UHF-5

(a)	Source: 2007/2008 DMA Market Rankings, Nielsen Media Research, Fall 2007, based on television homes in DMA (see note (b) below).

(b)	Designated Market Area (“DMA”) is a market designation of A.C. Nielsen that defines each television market exclusive of another, based on measured viewing patterns. References to stations that are operating in each market are to stations that are broadcasting analog signals. However, most of the stations in these markets are also engaged in digital broadcasting using the FCC-assigned channels for DTV operations.

(c)	The Company has filed timely applications to renew the FCC licenses of KPRC and KSAT. For each of these renewal applications, an objection was filed, and the FCC will resolve these objections when it acts on the applications. The Company’s timely filing of the applications extended the effectiveness of each station’s existing license until the renewal application is acted upon. The Company does not believe, based on its assessment of the objections filed, that either license renewal application will be denied.

The Company’s Detroit, Houston and Miami stations each began digital television (“DTV”) broadcast operations in 1999, while the Company’s Orlando station began such operations in 2001. The Company’s two other stations (San Antonio and Jacksonville) began DTV broadcast operations in 2002.

All of the Company’s television stations either are or in 2008 will be engaged in some form of DTV multicasting. In 2006, the Company’s two NBC affiliates (KPRC and WDIV) began multicasting the NBC Weather Plus Network, which is a 24-hour channel jointly owned by NBC and participating NBC affiliates that provides both national and local weather information using a combination of text and graphics with periodic forecasts provided by an on-air reporter. In 2007 KPRC, WPLG, WKMG and KSAT began multicasting LATV, a 24-hour entertainment and lifestyle network targeting bilingual Latino youth. The Company expects WJXT to begin multicasting LATV in early 2008.

Regulation of Broadcasting and Related Matters

The Company’s television broadcasting operations are subject to the jurisdiction of the Federal Communications Commission (“FCC”) under the Communications Act of 1934, as amended. The FCC, among other things, assigns frequency bands for broadcast and other uses; issues, revokes, modifies and renews broadcasting licenses for particular frequencies; determines the location and power of stations and establishes areas to be served; regulates equipment used by stations; and adopts and implements various regulations and policies that directly or indirectly affect the ownership, operations and profitability of broadcasting stations.

Each of the Company’s television stations holds an FCC license that is renewable upon application for an eight-year period.

Digital Television.  The FCC formally approved DTV technical standards in 1996. DTV is a flexible system that permits broadcasters to utilize a single digital signal in various ways, including providing at least one channel of high-definition television (“HDTV”) programming with greatly enhanced image and sound quality and one or more channels

 10 THE WASHINGTON POST COMPANY

of lower-definition television programming (“multicasting”), and that also is capable of accommodating subscription video and data services known as “ancillary and supplementary” services. Broadcasters may offer a combination of services as long as they transmit at least one stream of free video programming on the DTV channel. Broadcasters that offer ancillary and supplementary services must pay a fee to the FCC of 5% of the gross revenues generated from such services. No Company station currently offers ancillary and supplementary services.

While most full-power television stations (including each station owned by the Company) are currently using two broadcast channels to operate both analog and DTV services, Congress has required broadcasters to terminate analog service by February 17, 2009. After that date, stations will operate on only one channel in a digital-only format. To determine the channel on which their stations will operate after the transition to digital television is complete, broadcasters were generally permitted to choose between each station’s current analog channel and current DTV channel, provided that those channels are between channels 2 and 51.

All of the Company’s TV stations except WKMG have two channels that are within this range, and they have accordingly elected to operate on either their existing analog or digital channel. Two of the Company’s stations — WPLG and KSAT — are returning to their current analog channels for their final digital operations. These stations must request construction permits from the FCC in order to build their final, post-transition facilities. WPLG’s plan to construct a new broadcast tower for post-transition use has been delayed due to local regulatory issues, and it is unclear whether this delay will affect the station’s ability to timely complete construction of its final DTV facilities. Three stations (KPRC, WDIV and WJXT) are already operating on their post-transition DTV channels and have completed construction of what the FCC considers to be their final DTV facilities. Finally, because WKMG’s current DTV channel is not within the permitted range for post-transition channels and technical issues prevent post-transition use of the station’s analog channel, in August 2007 the FCC approved WKMG’s request to use another channel allotment between channels 2 and 51 as its DTV channel when all-digital operations commence. WKMG has requested that the FCC modify the final DTV facilities the FCC originally specified for the station because the specified facilities cannot be exactly constructed. This request for modification was unopposed, and it remains pending.

The FCC has a policy of reviewing its DTV rules periodically to determine whether those rules need to be adjusted in light of new developments. In December 2007, the FCC issued an order in its third periodic review of the DTV transition. Among other changes, the order established deadlines for the construction of final digital facilities and provided flexibility for stations in certain circumstances to transition to their final facilities before or after February 17, 2009. The order also established other rules that will apply to the Company’s stations, including technical rules such as those governing the DTV transmission standards.

Full-power digital television stations, including the Company’s stations, may experience interference from a variety of sources, such as other full-power stations and low-power television stations that have been authorized to provide digital service on either the low-power station’s existing analog channel or a different channel. In addition, in the future, broadcast stations may experience interference from electronic devices that the FCC may allow to be operated on an unlicensed basis. In connection with its third periodic review, the FCC adopted rules to limit the amount of interference that full-power digital television stations may cause to other stations. Low-power stations are required to accept interference from and avoid interference to full-power broadcasters. Certain low-power stations, known as “Class A” LPTV stations, have greater interference protection rights, and protecting such stations may limit the Company’s ability to expand its television service in the future. Notwithstanding the FCC’s interference protection rules, full-power broadcast stations may experience interference from other television stations.

Public Interest Obligations.  In November 2007, the FCC imposed new public interest obligations for broadcasters. Among other changes, the FCC announced that it will require broadcasters to report on the amount and type of public interest programming they offer and to make their public inspection files available over the Internet. The FCC has also requested comment on additional proposals, including its tentative conclusions to adopt “processing guidelines” that establish minimum amounts of locally-oriented programming broadcasters should provide and to require broadcasters to establish permanent community advisory boards.

Children’s Programming Obligations.  New children’s programming obligations for digital television took effect in January 2007. Under the new rules, stations must air three hours of “core” children’s programming on their primary digital video stream and additional core children’s programming if they also broadcast free multicast video streams. “Core” programming includes programming that serves the educational needs of children, is at least 30 minutes long and airs between 7 a.m. and 10 p.m. In addition, stations must limit the type of advertising that may be broadcast during programming intended for young children.

2007 FORM 10-K 11

Closed Captioning.  Effective January 1, 2008, the FCC increased the amount of programming aired on broadcast stations that must contain closed captioning. The FCC maintained its existing requirement that all programming first published or exhibited after January 1, 1998 or first prepared for digital television after July 1, 2002 and aired between 6 a.m. and 2 a.m. must be captioned unless the programming or programming provider falls within one of several exemptions. The January 1, 2008 change expands the percentage of programming prepared before those dates that must contain closed captioning unless it is otherwise exempt. Network programming is closed captioned when delivered to network affiliates for broadcast, but the cost of captioning locally originated and certain syndicated programming must be borne by the broadcast stations themselves.

Carriage of Local Broadcast Signals.  Pursuant to the “must-carry” requirements of the Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”), a commercial television broadcast station may, under certain circumstances, insist on carriage of its analog signal on cable systems serving the station’s market area. Alternatively, such stations may elect, at three-year intervals that began in October 1993, to forego must-carry rights and insist instead that their signals not be carried without their prior consent pursuant to a retransmission consent agreement. Stations that elect retransmission consent may negotiate for compensation from cable systems in the form of such things as mandatory advertising purchases by the system operator, station promotional announcements on the system and cash payments to the station. The analog signal of each of the Company’s television stations is being carried on all of the major cable systems in the stations’ respective local markets pursuant to retransmission consent agreements.

Under the FCC’s rules, only stations that broadcast in a DTV-only mode and elect must-carry are entitled to mandatory carriage of their DTV signals. For stations that are entitled to such mandatory carriage, only a single stream of video (that is, a single channel of programming), rather than a television broadcast station’s entire DTV signal, is eligible for mandatory carriage by a cable television operator. Thus, a television station can presently obtain carriage of both its analog and digital signals or of a multicast stream only through retransmission consent agreements

The FCC’s rules require cable operators to carry the portion of the DTV signal of any DTV station eligible for mandatory carriage in the same format in which the signal was originally broadcast. Thus, an HDTV video stream eligible for mandatory carriage must be carried in HDTV format by cable operators. In addition, to ensure that all cable subscribers have the ability to view the digital signals of local broadcast stations, cable operators must either down-convert the signals of must-carry stations to analog format for analog cable subscribers, or, if the cable system is all-digital, carry the must-carry signals only in digital format, provided that all subscribers with analog television sets have the necessary equipment to view the broadcast content. Although a cable system that is not “all-digital” will be required to carry analog versions of all must-carry signals to ensure that analog subscribers can view the signals, the digital signals of stations carried pursuant to retransmission consent may be carried in any manner that comports with the private agreements of the parties. As noted previously, all of the Company’s television stations are transmitting both analog and digital broadcasting signals; with the exception of WJXT, each of those stations’ digital signals are being carried on all of the major cable systems in their respective markets pursuant to retransmission consent agreements.

The Satellite Home Viewer Improvement Act of 1999 gave commercial television stations the right to elect either must-carry or retransmission consent with respect to the carriage of their analog signals on direct broadcast satellite (“DBS”) systems that choose to provide “local-into-local” service (i.e., to distribute the signals of local television stations to viewers in the local market area). In addition, the Satellite Home Viewer Extension and Reauthorization Act of 2004 gave DBS operators the option to offer FCC-determined “significantly viewed” signals of out-of-market (or “distant”) broadcast stations to subscribers in local markets. Stations made their first DBS carriage election in July 2001, with subsequent elections occurring at three-year intervals beginning in October 2005. The analog signal of each of the Company’s television stations (and the digital signal of most of the Company’s television stations) is being carried by DBS providers EchoStar and DirecTV on a local-into-local basis pursuant to retransmission consent agreements. In a pending proceeding, the FCC has sought comment on how it should apply digital signal carriage rules to DBS providers.

Ownership Limits.  The FCC maintains rules to limit the number of broadcast licenses a single entity may control. The Communications Act requires the FCC to review these broadcast ownership rules periodically and to repeal or modify any rule it determines is no longer in the public interest. In June 2003, the FCC conducted such a review, and it issued an order that relaxed several of its local broadcast ownership rules. The FCC’s decision to modify its ownership rules, however, was appealed to the U.S. Court of Appeals for the Third Circuit, and that court stayed the effectiveness of the new rules pending the outcome of the appeal. Subsequently, in June 2004 the Third Circuit held that the FCC did not adequately justify its revised rules and remanded the case to the FCC for further proceedings.

 12 THE WASHINGTON POST COMPANY

In July 2006 the FCC initiated a broad remand proceeding to reconsider the revised rules and asked for public comment on whether to revise, among other things, the numerical limits governing local television and cross-ownership. As a result of that proceeding, in December 2007 the FCC announced a liberalization of its newspaper/broadcast cross-ownership rule. Under the new rule, the Commission will assess proposed newspaper/broadcast combinations on a case-by-case basis, but will presumptively consent to a newspaper’s ownership of one television station or one radio station in the 20 largest markets, under limited circumstances, and will presumptively not consent to such ownership outside the 20 largest markets. Despite these presumptions, the FCC stated that it would consider permitting newspaper/broadcast cross-ownership in smaller markets if the newspaper can show either that the broadcast property is “failed” or “failing” or that the transaction will result in a new source of news in the market, that is, at least seven new hours of local news per week on an acquired broadcast station that previously has not aired local news. Because the U.S. Court of Appeals for the Third Circuit stayed the effectiveness of any modifications to the ownership rules until it reviews the FCC’s compliance with its order, the new newspaper/broadcast cross-ownership rule will not go into effect until after it survives judicial review.

In its 2006 order, the FCC declined to modify other ownership rules, including the local television station ownership rule, which permits one company to own two television stations in the same market only if there are at least eight independently owned full-power television stations in that market (including non-commercial stations and counting the co-owned stations as one), and if at least one of the co-owned stations is not among the top four ranked television stations in that market. This rule includes an exception allowing common ownership of stations in a single market where one of the stations is failing or unbuilt.

By legislation, Congress removed the national limit on broadcast ownership from the FCC’s consideration in its ongoing ownership proceeding and instead permitted a broadcast company to own an unlimited number of television stations, as long as the combined service areas of such stations do not include more than 39% of nationwide television households, and as long as the holdings comply with the FCC’s other ownership restrictions.

Political Advertising.  The Bipartisan Campaign Reform Act of 2002 imposed various restrictions on both contributions to political parties during federal elections and certain broadcast, cable television and DBS advertisements that refer to a candidate for federal office. Those restrictions may have the effect of reducing the advertising revenues of the Company’s television stations during campaigns for federal office below the levels that otherwise would be realized in the absence of such restrictions. However, the U.S. Supreme Court’s June 2007 decision in Federal Election Commission v. Wisconsin Right to Life, Inc. limited the act’s restrictions by allowing corporations and labor unions to finance more advocacy communications than were previously permitted. Although the full effect of this decision is not yet clear, it may provide the Company with limited relief from any adverse effects of the act.

Commercial broadcast stations sell advertising time through a number of methods, and some stations use third-party brokers to sell otherwise unused inventory at below-market prices. The FCC is currently considering a request that it declare that such sales, when made through Internet brokers, do not affect a broadcast station’s lowest unit charge for advertising, which such stations must offer to candidates for public office during pre-election periods. It is unclear what effect this matter will have on the Company’s operations because it is still pending at the FCC, but an adverse result could limit the Company’s ability to obtain revenue from certain types of broadcast advertising.

Broadcast Indecency.  During 2007, the FCC amended its rules, in response to the enactment of the Broadcast Decency Enforcement Act of 2005, to increase the maximum monetary forfeiture for the broadcast of indecent programming from $32,500 per occurrence to $325,000 per occurrence. In June 2007, the U.S. Court of Appeals for the Second Circuit issued a decision vacating certain of the FCC’s proposed forfeitures for the broadcast of so-called “fleeting expletives,” which the FCC found were indecent. The court concluded that the FCC had failed to articulate a reasoned basis for its decisions and remanded the relevant cases to the FCC for further consideration. The FCC responded by requesting that the U.S. Supreme Court review the matter, and that request remains pending. In addition, the U.S. Court of Appeals for the Third Circuit is considering a challenge to the FCC’s proposal to impose monetary forfeitures in connection with CBS’s 2004 broadcast of a musical performance during the Super Bowl halftime show, which the FCC also found to be indecent. Particularly in light of the increase in maximum forfeitures, the resolution of this litigation could affect the risks associated with operation of the Company’s broadcast television stations.

It is not generally the FCC’s policy to notify licensees when it receives indecency complaints regarding their broadcasts before it issues a formal Letter of Inquiry or takes other enforcement action. As a result, the FCC may have received complaints of which the Company is not aware alleging that one or more of the Company’s stations broadcast indecent material. The Company was, however, notified by Letters of Inquiry during 2007 that the FCC had received complaints from viewers alleging that a program broadcast by Company station WPLG and a program broadcast by Company

2007 FORM 10-K 13

station WDIV included indecent material. The Company responded to each of the notices by letter to the FCC denying that the programs identified in the complaints were indecent, and these matters remain pending. In addition, the Company was notified on January 25, 2008 that the FCC had proposed a monetary forfeiture against station KSAT, along with 51 other television stations, in connection with the station’s broadcast of an allegedly indecent scene in an episode of the drama “NYPD Blue.”

Sponsorship Identification Issues.  During 2006 and 2007, a media watchdog group filed a series of complaints at the FCC alleging that various broadcast stations and cable channels violated the FCC’s sponsorship identification rules by broadcasting material provided to them by a third party without disclosing the source of the material. The FCC issued Letters of Inquiry to three Company-owned stations that had been named in the complaints. Specifically, Company-owned station WJXT was named in the first complaint, along with 76 other broadcast stations, and Company-owned stations WKMG and WPLG were named in the second complaint, along with 44 other stations.

During September 2007, the FCC released two decisions proposing monetary forfeitures against a cable operator in connection with a series of news broadcasts identified in the complaints. These decisions do not directly impact the Company, but they are relevant because the FCC typically uses similar standards to evaluate alleged sponsorship identification violations by broadcast stations and cable operators. Nonetheless, no forfeitures have been proposed against broadcast stations in connection with this matter, and because the Company-owned stations identified in these complaints did not receive any consideration in exchange for the material that they broadcast, the Company does not believe that the actions of those stations violated FCC rules or federal law. However, while the FCC’s investigations concerning the three Company stations remain pending, it is not possible to predict what further actions (if any) the FCC may take in response to the complaints.

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

The domestic edition of Newsweek includes more than 100 different geographic or demographic editions that carry substantially identical news and feature material, but enable advertisers to direct messages to specific market areas or demographic groups. Domestically, Newsweek ranks second in circulation among the three leading weekly news magazines (Newsweek, Time and U.S. News & World Report). For each of the past five years, Newsweek’s average weekly domestic circulation rate base has been 3,100,000 copies, and its percentage of the total weekly domestic circulation rate base of the three leading weekly news magazines, which had been 34.0%, increased in 2007 to 37.1% because Time Magazine had implemented a rate base reduction earlier in 2007. Effective with the January 14, 2008 issue, Newsweek, Inc. lowered the magazine’s average weekly domestic rate base to 2,600,000 copies. As a result, Newsweek’s percentage of the total weekly domestic circulation rate base of the three leading weekly news magazines will be 33.1%.

Newsweek is sold on newsstands and through subscription mail order sales derived from a number of sources, principally direct mail promotion. The basic one-year subscription price is $41.08. Most subscriptions are sold at a discount from the basic price. Newsweek’s newsstand cover price was increased to $4.50 from $3.95 effective with the May 8, 2006 issue and then was increased to $4.95 effective with the December 18, 2006 issue; $4.95 remains the current cover price.

Newsweek’s published advertising rates are based on its average weekly circulation rate base and are competitive with those of the other weekly news magazines. As is common in the magazine industry, advertising typically is sold at varying discounts from Newsweek’s published rates. Effective with the January 8, 2007 issue, Newsweek’s published national advertising rates for all categories of such advertising were increased by an average of approximately 5.0%. Beginning with the issue dated January 14, 2008, Newsweek’s published national advertising rates were lowered

 14 THE WASHINGTON POST COMPANY

commensurate with the percentage decline in the average weekly domestic rate base; such rates were increased again, also by an average of approximately 5.0%.

Internationally, Newsweek is published in a Europe, Middle East and Africa edition; an Asia edition covering Japan, Korea and south Asia; and a Latin America edition, all of which are in the English language. As of April 1, 2007, Castelo de Pedra Editoria, LTDA, took over responsibility for the advertising, distribution and production of the Latin America edition. Editorial copy solely of domestic interest is eliminated in the international editions and is replaced by other international, business or national coverage primarily of interest abroad. Newsweek estimates that the combined average weekly paid circulation for these English-language international editions of Newsweek in 2007 was approximately 450,000 copies.

Since 1984, a section of Newsweek articles has been included in The Bulletin, an Australian weekly news magazine that also circulates in New Zealand. Effective January 24, 2008, The Bulletin with Newsweek ceased publication; the last issue of the magazine went on sale January 23, 2008. A Japanese-language edition of Newsweek, Newsweek Nihon Ban, has been published in Tokyo since 1986 pursuant to an arrangement with a Japanese publishing company that translates editorial copy, sells advertising in Japan and prints and distributes the edition. Newsweek Hankuk Pan, a Korean-language edition of Newsweek, began publication in 1991 pursuant to a similar arrangement with a Korean publishing company. Newsweek en Español, a Spanish-language edition of Newsweek that has been distributed in Latin America since 1996, is currently being published under an agreement with a Mexico-based company that translates editorial copy, prints and distributes the edition and jointly sells advertising with Newsweek. Newsweek Bil Logha Al-Arabia, an Arabic-language edition of Newsweek, began publication in 2000 under a similar arrangement with a Kuwaiti publishing company. Pursuant to agreements with local subsidiaries of a German publishing company, Newsweek Polska, a Polish-language newsweekly, began publication in 2001, and Russky Newsweek, a Russian-language newsweekly, began publication in 2004. In addition to containing selected stories translated from Newsweek’s various U.S. and foreign editions, each of these magazines includes editorial content created by a staff of local reporters and editors. Under an agreement with a Hong Kong-based publisher, Newsweek Select, a Chinese-language magazine based primarily on selected content translated from Newsweek’s U.S. and international editions, has been distributed in Hong Kong since 2003 and in mainland China since 2004. Newsweek estimates that the combined average weekly paid circulation of The Bulletin insertions and the various foreign-language international editions of Newsweek was approximately 653,500 copies in 2007.

The online version of Newsweek, which includes stories from Newsweek’s print edition as well as other material, had been a co-branded feature on the MSNBC.com website since 2000. This feature is being produced by Washingtonpost.Newsweek Interactive, another subsidiary of the Company. Since October of 2007, Newsweek.com has been hosted independent of MSNBC.com through WPNI, although a co-branding and traffic relationship with MSNBC.com has continued.

Arthur Frommer’s Budget Travel magazine, another Newsweek publication, was published 10 times during 2007 and had an average paid circulation of more than 600,000 copies. Budget Travel is headquartered in New York City and has its own editorial staff. This magazine’s website is also produced by Washingtonpost.Newsweek Interactive.

Cable Television Operations

At the end of 2007, the Company (through its Cable ONE subsidiary) provided cable service to approximately 702,700 basic video subscribers (representing about 51% of the 1,371,000 homes passed by the systems) and had in force approximately 223,900 subscriptions to digital video service and 341,000 subscriptions to cable modem service. Digital video and cable modem services are each available in markets serving virtually all of Cable ONE’s subscriber base. Among the digital video services offered by Cable ONE is the delivery of certain premium, cable network and local over-the-air channels in HDTV.

In January 2007, Cable ONE purchased some cable systems in Idaho (near our West Valley system) which passed 11,000 homes and served 4,557 basic customers.

In December 2007, Cable ONE completed a trade of a Cable ONE Texas system (which was managed by a third party) for cable systems in Arkansas, Texas and Missouri. The basic subscriber counts were about equal, but Cable ONE picked up an additional 2,600 homes passed in the transaction.

The Company’s cable systems are located in 19 midwestern, southern and western states and typically serve smaller communities. Thus, 6 of the Company’s current systems pass fewer than 10,000 dwelling units, 34 pass 10,000–50,000 dwelling units and 5 pass more than 50,000 dwelling units. The two largest clusters of systems

2007 FORM 10-K 15

(which each currently serve more than 80,000 basic video subscribers) are located on the Gulf Coast of Mississippi and in the Boise, ID, area.

Cable ONE continued its introduction of its voice over Internet protocol (“VoIP”), or digital telephone, service in 2007. At year-end, Cable ONE provided VoIP service to 58,640 customers, and the service is currently available to 90% of the homes passed.

In December 2006, Cable ONE purchased in the FCC’s Advanced Wireless Service auction approximately 20 MHz of spectrum in the 1.7 GHz and 2.1 GHz frequency bands in areas that cover more than 85% of the homes passed by Cable ONE’s systems. This spectrum can be used to provide a variety of advanced wireless services, including fixed and mobile high-speed Internet access using WiMAX and other digital transmission systems. Licenses for this spectrum have an initial 15-year term and 10-year renewal terms. Licensees will be required to show that they have provided substantial service by the end of the initial license term, but there are no interim construction or service requirements. Cable ONE is evaluating how best to utilize its spectrum, but has no plans to offer any wireless services in the immediate future.

Regulation of Cable Television and Related Matters

The Company’s cable, Internet, and voice operations are subject to various requirements imposed by local, state and federal governmental authorities. The regulation of certain cable television rates pursuant to procedures established by Congress has negatively impacted the revenues of the Company’s cable systems. Many of the other legislative and regulatory matters discussed in this section also have the potential to adversely affect the Company’s cable television, Internet, and voice businesses.

Cable Television

The Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”) requires or authorizes the imposition of a wide range of regulations on cable television operations. Three major areas of regulation are: (i) the rates charged for certain cable television services; (ii) required carriage (“must-carry”) of some local broadcast stations; and (iii) retransmission consent rights for commercial broadcast stations.

Franchising.  As a condition to their ability to operate, the Company’s cable systems have been required to obtain franchises granted by state or local governmental authorities. Those franchises typically are nonexclusive and limited in time, contain various conditions and limitations and provide for the payment of fees to the local authority, determined generally as a percentage of revenues. Additionally, those franchises often regulate the conditions of service and technical performance and contain various types of restrictions on transferability. Failure to comply with all of the terms and conditions of a franchise may give rise to rights of termination by the franchising authority.

Rate Regulation.  In 1993, the FCC adopted regulations that permitted local franchising authorities or the FCC to regulate rates charged for certain levels of cable service, equipment and service calls. Among other things, the Telecommunications Act of 1996 expanded the definition of “effective competition” (a condition that precludes any regulation of the rates charged by a cable system), and sunsetted the FCC’s authority to regulate the rates charged for optional tiers of service. The FCC has confirmed that some of the cable systems owned by the Company fall within the effective-competition exemption, and the Company believes, based on an analysis of competitive conditions within its systems, that other of its systems may also qualify for that exemption. Monthly subscription rates charged for the basic tier of cable service, as well as rates charged for equipment rentals and service calls, for many of our cable systems remain subject to regulation by local franchise authorities in accordance with FCC rules. However, rates charged by cable television systems for tiers of service other than the basic tier — for pay-per-view and per-channel premium program services, for digital video, cable modem services and digital telephone — and for advertising are all currently exempt from regulation.

“Must-Carry” and Retransmission Consent.  As previously discussed in the section titled “Television Broadcasting,” under the “must-carry” requirements of the 1992 Cable Act, a commercial television broadcast station may, subject to certain limitations, insist on carriage of its signal on cable systems located within the station’s market area. Similarly, a non-commercial public station may insist on carriage of its signal on cable systems located either within the station’s predicted Grade B signal contour or within 50 miles of a reference point in a station’s community designated by the FCC. As a result of these obligations, certain of the Company’s cable systems have had to carry broadcast stations that they might not otherwise have elected to carry, and the freedom the Company’s systems would otherwise have to drop signals previously carried has been reduced.

 16 THE WASHINGTON POST COMPANY

Also as explained in that section, at three-year intervals beginning in October 1993, commercial broadcasters have had the right to forego must-carry rights and insist instead that their signals not be carried by cable systems without their prior consent. The next-three year election cycle begins October 1, 2008, with the elections effective January 1, 2009 through December 31, 2011. Congress has barred broadcasters from entering into exclusive retransmission consent agreements through the end of 2010. The Company’s cable systems are currently carrying all of the stations that insisted on retransmission consent. However, in some cases the Company has been required to provide consideration to broadcasters to obtain retransmission consent, such as commitments to carry other program services offered by a station or an affiliated company, to purchase advertising on a station, or to provide advertising availabilities on cable to a station. Moreover, the FCC has issued a Notice of Proposed Rulemaking to, among other things, review the ability of a broadcast programmer to require carriage of affiliated programming as a condition of obtaining retransmission consent.

Digital Television.  As previously noted, the FCC has determined that currently only television stations broadcasting in a DTV-only mode can require local cable systems to carry their DTV signals and that if a DTV signal contains multiple video streams only the “primary” stream of video, as designated by the station, is required to be carried. In December 2007, the FCC issued an order requiring cable operators to ensure that following the February 17, 2009 digital transition deadline, all local must-carry broadcast stations are “viewable” by all subscribers, either by providing customers with both a digital and down-converted analog version of such stations (and in some instances also providing a standard definition digital signal) or by deploying an “all-digital” system platform prior to the February 17, 2009 deadline. Moreover, where a must-carry broadcast station’s signal is transmitted in HDTV format, cable operators will be required to carry the signal in HDTV format and cannot downconvert that signal to standard definition. Satisfaction of these requirements by carrying the analog and the standard definition and/or the HDTV format signal of local broadcast signals could result in the Company’s cable systems being required to delete some existing programming to make room for all of the video streams included in broadcasters’ DTV signals. Satisfaction of these requirements by converting to all-digital platforms in our systems would require substantial capital expenditures, including provisioning households with analog television receivers with set-top boxes capable of down-converting the digital broadcast signals. In addition, the FCC is considering expanded must-carry requirements for Class A low-power television stations after the digital transition deadline that could have similar adverse effects on Cable One’s operations.

Pole Attachments.  Pursuant to the Pole Attachment Act, the FCC exercises authority to disapprove unreasonable rates charged to cable operators by most telephone and power utilities for utilizing space on utility poles or in underground conduits. The FCC has adopted two separate formulas under the Pole Attachment Act: one for attachments by cable operators generally and a higher rate for attachments used to provide “telecommunications services.” However the Pole Attachment Act does not apply to poles and conduits owned by municipalities or cooperatives. Also, states can reclaim exclusive jurisdiction over the rates, terms and conditions of pole attachments by certifying to the FCC that they regulate such matters, and several states in which the Company has cable operations have so certified. A number of cable operators (including the Company’s Cable ONE subsidiary) are using their cable systems to provide not only television programming, but also Internet access and digital telephony. In 2002, the U.S. Supreme Court held, based on a prior FCC ruling that Internet access service provided by cable operators is not a “telecommunications service,” that the lower pole attachment rates apply not only to attachments used to provide traditional cable services, but also to attachments used to provide Internet access. The FCC has not yet finally determined whether digital telephony provided by cable operators is a “telecommunications service” that would trigger the higher pole attachment rates. In November 2007, the FCC issued a Notice of Proposed Rulemaking exploring whether to effectively eliminate cable’s lower pole attachment fees by imposing a higher unified rate for entities providing broadband Internet service, which could moot the foregoing precedent. While the outcome of this proceeding can not be predicted, changes to Cable ONE’s pole attachment rate structure could significantly increase its annual pole attachment costs.

Federal Copyright Issues.  The Copyright Act of 1976 gives cable television systems the ability, under certain terms and conditions and assuming that any applicable retransmission consents have been obtained, to retransmit the signals of television stations pursuant to a compulsory copyright license. Those terms and conditions permit cable systems to retransmit the signals of local television stations on a royalty-free basis; however, in most cases, cable systems retransmitting the signals of distant stations are required to pay certain license fees set forth in the statute or established by subsequent administrative regulations. The compulsory license fees have been increased on several occasions since this act went into effect. The 1999 Satellite Home Viewer Improvement Act provides direct broadcast satellite (“DBS”) with a royalty-free compulsory copyright license for distribution of the signals of local television stations to satellite subscribers in the markets served by such stations. This act continued the limitation on importing the signals of distant

2007 FORM 10-K 17

network-affiliated stations contained in the original compulsory license for DBS operators. In September 2006, the U.S. Copyright Office requested comments concerning the appropriate treatment of imported digital television broadcast signals, including comments addressing the question of whether the same compulsory license fees that apply to imported analog signals should apply to imported digital signals that incorporate multiple program streams.

During 2006, the U.S. Copyright Office commenced inquiries regarding clarification and revisions of certain cable compulsory copyright license reporting requirements and clarification of certain issues relating to the application of the compulsory license to the carriage of digital broadcast stations. In December 2007, the Copyright Office issued a Notice of Inquiry to review whether cable operators must include in their compulsory license royalty calculation a distant signal carried anywhere in the cable system as if it were carried everywhere in the system, thus resulting in payments on “phantom signals.” Furthermore, the Copyright Office is reviewing an approach by which all copyright payments would be computed electronically by a system administered by the Copyright Office that may not reflect the unique circumstances of each of our systems and/or groupings of systems. We cannot predict the outcome of any such inquiries, rulemakings or proceedings; however, it is possible that certain changes in the rules or copyright compulsory license fee computations or compliance procedures could have an adverse effect on our business by increasing our copyright compulsory license fee costs or by causing us to reduce or discontinue carriage of certain broadcast signals that we currently carry on a discretionary basis.

Telephone Company Competition.  The Telecommunications Act of 1996 permits telephone companies to offer video programming services in areas where they provide local telephone service. Over the past decade, telephone companies have pursued multiple strategies to enter the multichannel video programming delivery market. Initially, some telephone companies partnered with DBS operators to resell a DBS service to their telephone customers. Other telephone companies have obtained traditional cable franchise agreements and built their own cable systems. Still other telephone companies have developed other methods to deliver video programming that, depending on the technology employed, may be regulated in a manner similar to the Company’s cable systems. The FCC rejected the argument that IPTV is not “cable service,” though the matter is still under consideration. Some telephone company providers have taken the position that the specific technology employed in delivering video programming dictates whether a local franchise is required. The theory is that because it is not providing a “cable service,” as that term is defined in federal law, but rather is delivering an “information service,” which by law is not subject to regulation by state and local governments, no local franchise is required. The FCC initially rejected this argument, but the matter is still under consideration. In the meantime, telephone companies have urged the adoption of state-wide or national franchise rules in order to circumvent the need for local franchise approvals before they can offer video service. Beginning in 2005, a number of states (including Arizona, Kansas, Missouri and Texas, which are states where the Company has cable systems) have enacted legislation that permits telephone companies and others to offer cable service within the state without obtaining local government approvals. A number of other states are considering similar legislation. State-issued franchises typically have fewer requirements than franchises granted by local governmental authorities, and in some cases the Company’s cable systems may obtain their own state-issued franchises. Telephone companies have also asked Congress to pass legislation establishing a national franchise for certain types of video delivery systems, although the prospects for such legislation are uncertain. In addition, in December 2006, the FCC adopted rules intended to speed up the local franchising process by requiring local franchising authorities to act on franchise proposals within 90 days and prohibiting those authorities from imposing various requirements (such as special fees and payments) viewed by the FCC as unreasonable. All of these legislative and regulatory actions will likely have the effect of accelerating the development of competitive providers.

Wireless Services.  At various times over the past decade, the FCC has taken steps to facilitate the use of certain frequencies, notably the 2.5 GHz and 31 GHz bands, to deliver over-the-air multichannel video programming services to subscribers in competition with cable television systems. However those services generally were not deployed in any commercially significant way. Beginning in 2004, the FCC adopted rule changes that allowed the 2.5 GHz band to be used for non-video services and permitted transmitters to be deployed in cellular patterns. With the assistance of these rule changes, the 2.5 GHz and other frequency bands (including the 1.7 GHz and 2.1 GHz bands in which the FCC auctioned spectrum in 2006) are now being adopted for the delivery of two-way broadband digital data and high-speed Internet access services capable of covering large areas. These services were initially being provided on a fixed basis, delivering access to houses and businesses, but are expected shortly to accommodate mobile devices, such as laptop computers with a wireless adapter card. These wireless networks may use a variety of advanced transmission standards, including an increasingly popular standard known as WiMAX. Also in 2006, a number of cellular telephone providers introduced or expanded subscription services that deliver full-length television programs or video clips directly to cellular telephones, although at present, these services are capable of supporting only a limited number of available video streams. During 2008, the FCC will auction off the 700 MHz

 18 THE WASHINGTON POST COMPANY

spectrum currently used for analog television broadcasting. The precise use of that spectrum has not yet been determined; however, it could be used to deliver content and services that could compete with Cable ONE’s content and services.

Ownership Limits.  In December 2007, the FCC reinstated its horizontal cable ownership rule, which governs the number of subscribers an owner of cable systems may reach on a national basis, providing that a single company could not serve more than 30% of potential cable subscribers (or “homes passed” by cable) nationwide. The revised rule is virtually identical to the prior restriction that was invalidated on constitutional and procedural grounds by the U.S. Court of Appeals for the District of Columbia Circuit in 2001.

In 1996, Congress repealed the statutory provision that generally prohibited a party from owning an interest in both a television broadcast station and a cable television system within that station’s Grade B contour. However, Congress left the FCC’s parallel rule in place, subject to a congressionally mandated periodic review by the agency. The FCC, in its subsequent review, decided to retain the prohibition for various competitive and diversity reasons. However, in 2002, the U.S. Court of Appeals for the District of Columbia Circuit struck down the rule, holding that the FCC’s decision to retain the rule was arbitrary and capricious. Thus, there currently is no restriction on the ownership of both a television broadcast station and a cable television system in the same market.

Set-Top Boxes.  In the interests of trying to promote competition in the market for set-top converter boxes, effective July 1, 2007, FCC rules require cable operators to support converter boxes and digital television tuners designed to accept plug-in cards (known as “CableCARDs”) that provide the descrambling and other security features that traditionally have been included in the integrated set-top converter boxes leased by cable operators to their customers. During 2007, the FCC denied a waiver request by the National Cable & Telecommunications Association asking the FCC to delay the rule’s effectiveness until after the transition to digital broadcasting in 2009. This rule has the potential to increase the capital costs of cable operators (because of the need to provide CableCARDs to customers and because the new type of converter box is typically more expensive than the traditional integrated box) and, to the extent subscribers decide to buy their own boxes, to reduce the revenues cable operators receive from leasing converter boxes (although in the case of the Company’s Cable ONE subsidiary, that revenue is not material).

Other Requirements.  Various other provisions in current federal law may significantly affect the costs or profits of cable television systems. These matters include a prohibition on exclusive franchises, restrictions on the ownership of competing video delivery services, a variety of consumer protection measures and various regulations intended to facilitate the development of competing video delivery services. For example, the FCC’s program carriage rules govern disputes between cable operators and programming services over the terms of carriage. Cable operators may not require a programming service to grant it a financial interest or exclusive carriage rights as a condition of its carriage on a cable system, and a cable system may not discriminate against a programming service in the terms and conditions of carriage on the basis of its affiliation or nonaffiliation with such cable system. Moreover, in November 2007, the FCC issued rules voiding existing and prohibiting future exclusive service contracts for services to multiple dwelling unit or other residential developments. Other provisions benefit the owners of cable systems by restricting regulation of cable television in many significant respects, requiring that franchises be granted for reasonable periods of time, providing various remedies and safeguards to protect cable operators against arbitrary refusals to renew franchises and limiting franchise fees to 5% of a cable system’s gross revenues from the provision of cable service (which, for this purpose, includes digital video service, but does not include cable modem service or digital telephony service).

In February of 2008, the FCC issued revised leased access rules that could substantially reduce the rates for parties desiring to lease from 10% to 15% of the capacity on cable systems. The regulations also impose a variety of leased access customer service, information and reporting standards. These changes will likely increase Cable ONE’s costs and could cause additional leased access activity on Cable ONE’s cable systems. As a result, Cable ONE may find it necessary to either discontinue other channels of programming or opt not to carry new channels of programming or other services that may be more desirable to its customers.

In November 2007, the FCC Chairman announced an intent to collect information from cable operators to determine whether cable systems with 36 or more activated channels are available to 70% of households in the United States and whether 70% of those households subscribe to cable. Upon such a finding, the Cable Communications Policy Act of 1984 (“1984 Cable Act”) authorizes the FCC to promulgate “any additional rules necessary to promote diversity of information sources.” It is unclear whether this provision applies solely to the FCC’s leased access rules or more broadly. Although Cable ONE does not believe that this measure has been satisfied, it cannot predict whether the FCC will reach the same conclusion. Any additional regulations on Cable ONE’s business could have a negative impact.

2007 FORM 10-K 19

Apart from its authority under the 1992 Cable Act and the Telecommunications Act of 1996, the FCC regulates various other aspects of cable television operations. Long-standing FCC rules require cable systems to black out from certain distant broadcast stations they carry syndicated programs for which local stations have purchased exclusive rights and requested exclusivity, and to delete under certain circumstances duplicative network programs broadcast by distant stations. The FCC also imposes certain technical standards on cable television operators, exercises the power to license various microwave and other radio facilities frequently used in cable television operations and regulates the assignment and transfer of control of such licenses.

Internet Access Services

In 2005, the U.S. Supreme Court upheld the FCC’s 2002 classification of cable modem service as an “information service.” As a result, cable modem service is not subject to the full panoply of regulations applied to “telecommunications services” or to “cable services” under the Communications Act, nor is it subject to state or local government regulation. In the wake of the Supreme Court’s decision, the FCC ruled in August 2005 that a telephone company’s offering of digital subscriber line (“DSL”) Internet access service is also an “information service.” At that time, the FCC adopted a general policy statement that the providers of cable modem and DSL services should not interfere with the use of the Internet by their customers, but it declined to adopt any specific rules in that regard. However, the FCC also initiated a rulemaking on what consumer protection requirements should apply in the context of cable modem and DSL services. That rulemaking is currently pending, and its outcome is uncertain.

The Company’s Cable ONE subsidiary currently offers Internet access on virtually all of its cable systems and is the sole Internet service provider on those systems. However, it does not restrict the sites that a subscriber may view. The 2005 Supreme Court decision described above removes some uncertainty surrounding the Company’s ability to deliver Internet access without facing substantially increased regulatory burdens, although legislation or regulations could still be enacted or adopted that might restrict the Company’s future ability to modify the way it provides cable modem service. In particular, Congress has been considering whether to impose various “net neutrality” requirements that would limit the ability of Internet access providers to prioritize the delivery of particular types of content, applications or services over their networks. As a result of recent allegations that cable operators may be interfering with transmission and receipt of data on so-called “peer-to-peer” networks, several entities have asked the FCC to ban such practices and to rule that reasonable network management practices do not include conduct that would block, degrade or unreasonably discriminate against lawful Internet applications, content or technologies. The FCC is currently reviewing a complaint against another cable operator for, among other things, allegedly managing user bandwidth consumption by identifying and restricting the applications being run, not the actual bandwidth consumed. We cannot predict the outcome of this proceeding or any impact it may have on the FCC’s net neutrality requirements as they apply to Internet access providers.

Broadband Internet access services, like the Company’s cable and VoIP services, are subject to other federal and state privacy laws applicable to electronic communications. Providers of broadband Internet access services must comply with the FCC’s regulations implementing the Communications Assistance for Law Enforcement Act (“CALEA”), which requires providers to make their services and facilities accessible for law enforcement intercept requests. Various other federal and state laws apply to providers of services that are accessible through the Company’s Internet access service, including copyright laws, prohibitions on obscenity and a ban on unsolicited commercial e-mail. Online content provided by the Company is also subject to these laws.

Voice Services

Voice Over Internet Protocol.  Cable companies (including the Company’s Cable ONE subsidiary) and others offer telephone service using a technology known as voice over Internet protocol (“VoIP”), which permits users to make telephone calls over broadband communications networks, including the Internet. Depending on their equipment and service provider, VoIP subscribers can use a regular telephone (connected to an adaptor) to make and receive calls to or from anyone on the public network. The Telecommunications Act of 1996 preempts state and local regulatory barriers to the offering of telephone service by cable companies and others, and the FCC has used that federal provision to preempt specific state laws that seek to regulate VoIP. Other provisions of the 1996 Act enable a competitor such as a cable company to exchange voice and data traffic with the incumbent telephone company and to purchase certain features at reduced costs, and these provisions have enabled some cable companies to offer a competing telephone service.

During 2004, some states sought to regulate VoIP service pursuant to their public utility jurisdiction, but VoIP providers challenged these actions before the FCC and in federal courts. Later in 2004, the FCC ruled that VoIP services are

 20 THE WASHINGTON POST COMPANY

interstate services subject exclusively to the FCC’s federal jurisdiction. This decision was upheld on appeal, although the court held that the FCC’s order did not squarely address the classification of cable-provided VoIP services. The FCC has an ongoing proceeding to consider whether VoIP services provided by cable companies are properly classified as an “information service,” “telecommunications service” or some new category. This determination could have numerous regulatory implications for cable companies that provide VoIP services, including, as discussed above, whether they have to pay higher pole attachment rates because of their provision of VoIP services. Legislation also has been introduced in Congress to address the classification and regulatory obligations of VoIP providers, though the prospect for passage of such legislation is uncertain.

Emergency 911 Services.  In 2005, the FCC ruled that an interconnected VoIP provider that enables its customers to make calls to and from persons who use the public switched telephone network must provide its customers with the same “enhanced 911” or “E911” features that traditional telephone and wireless companies are obligated to provide, and that rule was upheld by the U.S. Court of Appeals for the District of Columbia Circuit in December 2006.

CALEA.  Beginning in 2007, new FCC regulations required VoIP providers to comply with the requirements of the Communications Assistance for Law Enforcement Act, which requires covered carriers and their equipment suppliers to deploy equipment that law enforcement can readily access for lawful wiretap purposes.

Universal Service.  The FCC decided in June 2006 that interconnected VoIP services, such as those provided by the Company’s Cable ONE subsidiary, should be required to contribute to the universal service fund on an interim basis. The amount of universal service contribution is based on a percentage of revenues earned from end-user interstate services. The FCC developed three alternatives under which an interconnected VoIP service provider may elect to calculate its universal service contribution: (i) an interim safe harbor that assumes 64.9% of the provider’s end-user revenues are interstate; (ii) a traffic study to determine an allocation for interstate end user revenues or (iii) actual interstate and international end user revenues. If an interconnected VoIP service provider calculates its universal service contributions based on its actual percentage of interstate calls, the interstate classification of the service might no longer apply, in which case the VoIP service provider could be subject to regulation by each state in which it operates, as well as federal regulation. The FCC’s decision to apply universal service obligations to VoIP providers was upheld by a federal court.

CPNI.  In April 2007, the FCC adopted rules expanding protection of customer proprietary network information (“CPNI”) and extending CPNI protection requirements to interconnected VoIP service providers effective December 8, 2007. Interconnected VoIP providers were required to institute measures to protect customers’ CPNI from unauthorized disclosure to third parties, including use of passwords to protect online access to CPNI and customer-initiated telephone access to call detail information.

Access for Persons with Disabilities.  In June 2007, the FCC adopted rules requiring interconnected VoIP providers to comply with all disability access requirements that apply to telecommunications carriers, including provision of telecommunications relay services for persons with speech or hearing impairments, effective October 5, 2007.

Regulatory Fees.  An August 2007 FCC order established that interconnected VoIP service providers must begin contributing to shared costs of FCC regulation through an annual regulatory fee assessment. The order’s effective date has not yet been established.

Local Number Portability.  In a November 2007 order, the FCC required interconnected VoIP service providers and their “numbering partners” to ensure that their customers have the ability to port their telephone numbers when changing providers to or from the interconnected VoIP service. The order also clarifies that local exchange carriers and commercial mobile radio service providers have an obligation to port numbers to an interconnected VoIP service provider upon a valid port request. Interconnected VoIP service providers are also required under the order to begin to contribute to federal funds to meet the shared costs of local number portability and the costs of North American Numbering Plan Administration. The order’s effective date has not yet been established.

Other Activities

CourseAdvisor, Inc.

In October 2007, the Company acquired the outstanding stock of CourseAdvisor, Inc., an online lead generation provider, headquartered in Wakefield, MA. In 2006, the Company made a small investment in CourseAdvisor. Through its search engine marketing expertise and proprietary technology platform, CourseAdvisor generates student

2007 FORM 10-K 21

leads for the post-secondary education market. CourseAdvisor operates as an independent subsidiary of the Company.

Bowater Mersey Paper Company

The Company owns 49% of the common stock of Bowater Mersey Paper Company Limited, the majority interest in which is held by a subsidiary of AbitibiBowater, Inc. Bowater Mersey owns and operates a newsprint mill near Halifax, Nova Scotia, and also owns extensive woodlands that provide part of the mill’s wood requirements. In 2007, Bowater Mersey produced about 266,000 tons* of newsprint.

Production and Raw Materials

The Washington Post, Express and El Tiempo Latino are all produced at the printing plants of WP Company in Fairfax County, VA, and Prince George’s County, MD. The Herald, The Enterprise Newspapers, the SCBJ and La Raza del Noroeste are produced at The Daily Herald Company’s plant in Everett, WA, while The Gazette Newspapers and Southern Maryland Newspapers are printed at the commercial printing facilities owned by Post–Newsweek Media, Inc. (which facilities also produce the division’s military newspapers). Greater Washington Publishing’s periodicals are produced by independent contract printers. The Post has announced plans to close its printing plant located in College Park, MD, in 2010 after moving two printing presses to its Springfield, VA, plant.

In 2007, The Washington Post, Express and El Tiempo Latino collectively consumed about 152,258 tons* of newsprint. Such newsprint was purchased from a number of suppliers, including AbitibiBowater, Inc., which supplied approximately 28% of the 2007 newsprint requirements for these newspapers. Although for many years some of the newsprint purchased by WP Company from Bowater Incorporated typically was provided by Bowater Mersey Paper Company Limited (in which, as noted previously, the Company owns an interest), since 1999 none of the newsprint delivered to WP Company has come from that source. In November 2007, Bowater Incorporated merged with Abitibi-Consolidated, Inc., which supplied approximately 20% of the 2007 newsprint requirements for The Post newspapers.

The price of newsprint has historically been volatile. During 2007, the RISI East Coast Newsprint Price Index, which provides monthly single-price estimates based on marketplace surveys of both buyers and sellers, for 30-lb. newsprint (the kind of newsprint used by The Washington Post and most of the newspapers published by Post–Newsweek Media, Inc.), ranged (on a short-ton basis) from a high of $565 per ton in January to a low of $506 per ton in October. (Because of quantity discounts and other factors, the RISI index prices do not necessarily correspond with the prices actually paid by the Company’s subsidiaries for newsprint.) The Company believes that adequate supplies of newsprint are available to The Washington Post and the other newspapers published by the Company’s subsidiaries through contracts with various suppliers. More than 90% of the newsprint consumed by WP Company’s printing plants includes recycled content. The Company owns 80% of the stock of Capitol Fiber Inc., which handles and sells to recycling industries old newspapers, paper and other recyclable materials collected in Washington, D.C., Maryland and northern Virginia.

Newsweek’s domestic edition is produced by two independent contract printers at four separate plants in the United States; advertising inserts and photo-offset films for the domestic edition are also produced by independent contractors. The international editions of Newsweek are printed in England, Singapore, the Netherlands, South Africa and Hong Kong; insertions for The Bulletin were printed in Australia. Since 1997, Newsweek and a subsidiary of Time Warner have used a jointly owned company based in England to provide and procure production and distribution services for the Europe, Middle East and Africa edition of Newsweek and the Europe edition of Time. In 2002, this jointly owned company began providing certain production and distribution services for the Asian editions of these magazines. Budget Travel is produced by an independent contract printer.

The domestic edition of Newsweek consumed about 26,000 tons of paper in 2007, the bulk of which was purchased from six major suppliers. The current cost of body paper (the principal paper component of the magazine) is approximately $1,070 per ton.

In 2007, the operations of The Daily Herald Company and Post–Newsweek Media, Inc. consumed approximately 6,400 and 22,000 tons* of newsprint, respectively, which were obtained in each case from various suppliers. Approximately 66% of the newsprint used by The Daily Herald Company and 56% of the newsprint used by

* All references in this report to newsprint tonnage and prices refer to short tons (2,000 pounds) and not to metric tons (2,204.6 pounds), which are often used in newsprint quotations.

 22 THE WASHINGTON POST COMPANY

Post–Newsweek Media, Inc. includes recycled content. The domestic edition of Newsweek consumed about 26,000 tons of paper in 2007, the bulk of which was purchased from six major suppliers. The current cost of body paper (the principal paper component of the magazine) is approximately $1,035 per ton.

More than 90% of the aggregate domestic circulation of both Newsweek and Budget Travel is delivered by periodical (formerly second-class) mail, and most subscriptions for such publications are solicited by either first-class or standard (formerly third-class) mail. Thus, substantial increases in postal rates for these classes of mail could have a significant negative impact on the operating income of these business units. On February 26, 2007, the Postal Service Board of Governors approved a rate increase of 5.1% for first-class letters and 9.3% for route-sorted standard mail effective May 14, 2007 and 11.7% for periodicals effective July 15, 2007. Those increases had the effect of increasing Newsweek’s 2007 postage costs (May through December) by approximately $1.8 million and Newsweek’s 2008 postage costs (January through June) are expected to increase by about $2.1 million. On December 20, 2006, the Postal Accountability and Enhancement Act was signed into law. Among other things, it will abolish the current method of ratemaking and generally limit future increases to increases in the Consumer Price Index. It is anticipated that, effective May 2008, for all classes of mail the rate increase would be 2.9%, which would increase Newsweek’s 2008 postal costs (May through December) by approximately an additional $1.1 million.

Competition

Kaplan competes in each of its test preparation product lines with a variety of regional and national test preparation businesses, as well as with individual tutors and in-school preparation for standardized tests. Kaplan’s Score! Education subsidiary competes with other regional and national learning centers, individual tutors and other educational businesses that target parents and students. Kaplan PMBR competes with an online provider of Multistate Bar Exam preparation services, as well as with various bar review providers (the largest of which is BAR/BRI, a unit of The Thomson Corporation) that prepare students for the multistate portion of the bar exam in addition to the state-specific portion of the exam. Kaplan’s Professional Division competes with other companies that provide alternative or similar professional training, test preparation and consulting services. Kaplan’s Higher Education Division competes with both facilities-based and other distance-learning providers of similar educational services, including not-for-profit colleges and universities and for-profit businesses. Overseas, each of Kaplan’s businesses competes with other for-profit companies and, in certain instances, with governmentally supported schools and institutions that provide similar training and educational programs.

The Washington Post competes in the Washington, D.C., metropolitan area with The Washington Times, a newspaper that has published weekday editions since 1982 and Saturday and Sunday editions since 1991. The Post also encounters competition in varying degrees from other newspapers and specialized publications distributed in The Post’s circulation area (including newspapers published in suburban and outlying areas and nationally circulated newspapers), and from websites, television, radio, magazines and other advertising media, including direct mail advertising. Express similarly competes with various other advertising media in its service area, including both daily and weekly free-distribution newspapers.

The websites produced by Washingtonpost.Newsweek Interactive face competition from many other Internet services (particularly in the case of washingtonpost.com from services that feature national and international news), as well as from alternative methods of delivering news and information. In addition, other Internet-based services, including search engines, are carrying significant amounts of advertising, and the Company believes that such services have adversely affected the Company’s print publications and, to a lesser extent, its television broadcasting operations, all of which rely on advertising for the majority of their revenues. National online classified advertising has become a particularly crowded field, with competitors such as Yahoo! and eBay aggregating large volumes of content into national classified or direct-shopping databases covering a broad range of product lines. Some nationally managed sites, such as Fandango and Weather.com, also offer local information and services (in the case of those sites, movie information and tickets and local weather). In addition, major national search engines have entered local markets. For example, Google and Yahoo! have launched local services that offer directory information for local markets with enhanced functionality, such as mapping and links to reviews and other information. At the same time, other competitors are focusing on vertical niches in specific content areas. For example, AutoTrader.com and Autobytel.com aggregate national car listings; Realtor.com and move.com aggregate national real estate listings; Monster.com, Yahoo! Hotjobs (which is owned by Yahoo!) and CareerBuilder.com (which is jointly owned by Gannett, McClatchy, Tribune Co. and Microsoft) aggregate employment listings. All of these vertical-niche sites can be searched for local listings, typically by using ZIP codes. Finally, several new services have been launched in the past several years that have challenged established business models. Many of these are free classified sites, one of which is craigslist.com. In

2007 FORM 10-K 23

addition, the role of the free classified board as a center for community information has been expanded by “hyper local” neighborhood sites, such as dcurbanmom.com (which provides community information to mothers in the Washington, D.C., metro area). Some free classified sites, such as Oodle and Indeed, feature databases populated with listings indexed from other publishers’ classified sites. Google Base is taking a somewhat different approach and is accepting free uploads of any type of structured data, from classified listings to an individual’s favorite recipes. For its part, Slate competes for readers with many other political and lifestyle publications, both online and in print, and competes for advertising revenue with those publications, as well as with a wide variety of other print publications and online services, plus other forms of advertising.

The Herald circulates principally in Snohomish County, WA; its chief competitors are the Seattle Times and the Seattle Post-Intelligencer, which are daily and Sunday newspapers published in Seattle and whose Snohomish County circulation is principally in the southwest portion of the county. Since 1983 the two Seattle newspapers have consolidated their business and production operations and combined their Sunday editions pursuant to a joint operating agreement, although they continue to publish separate daily newspapers. The Enterprise Newspapers are distributed in south Snohomish and north King Counties, where their principal competitors are the Seattle Times and The Journal Newspapers, a group of monthly controlled-circulation newspapers. Numerous other newspapers and shoppers are distributed in The Herald’s and The Enterprise Newspapers’ principal circulation areas. La Raza del Noroeste’s principal competitors in its circulation territory are the weekly Spanish-language newspapers El Mundo and Seattle Latino, although it also competes with various other Spanish-language media. The chief competitor for the Snohomish County Business Journal is the Puget Sound Business Journal, with parenting publication Parent Map serving as the principal competitor for Seattle’s Child.

The circulation of The Gazette Newspapers is limited to Montgomery, Prince George’s and Frederick Counties and parts of Carroll County, MD. The Gazette Newspapers compete with many other advertising vehicles available in their service areas, including The Potomac and Bethesda/Chevy Chase Almanacs, The Western Montgomery Bulletin, The Bowie Blade-News, The West County News and The Laurel Leader, weekly controlled-circulation community newspapers; The Montgomery Sentinel, a weekly paid-circulation community newspaper; The Prince George’s Sentinel, a weekly controlled-circulation community newspaper (which also has a weekly paid-circulation edition); and The Frederick News-Post and Carroll County Times, daily paid-circulation community newspapers. The Southern Maryland Newspapers circulate in southern Prince George’s County and in Charles, Calvert and St. Mary’s Counties, MD, where they also compete with many other advertising vehicles available in their service areas, including the Calvert County Independent and St. Mary’s Today, weekly paid-circulation community newspapers.

In 2004, Clarity Media Group, a company associated with Denver businessman and billionaire Philip Anschutz, bought The Montgomery, Prince George’s and Northern Virginia Journals, three community newspapers with a combination of paid and free circulation that had been published in suburban Washington, D.C., for many years by a local company. In February 2005 Clarity Media Group relaunched The Journal newspapers as The Washington Examiner, a free newspaper which is being published six days a week in northern Virginia, suburban Maryland and Washington, D.C., zoned editions, each of which contains national and international as well as local news. The Company believes that the three editions of The Washington Examiner are currently being distributed primarily by ZIP-code targeted home delivery in their respective service areas. The Washington Examiner competes in varying degrees with The Gazette Newspapers, Express and The Washington Post. In March 2006 Clarity Media Group began publishing The Baltimore Examiner, a similar type of free-distribution newspaper for the greater Baltimore, MD, metropolitan area.

The advertising periodicals published by Greater Washington Publishing compete with many other forms of advertising available in their distribution area, as well as with various other free-circulation advertising periodicals.

El Tiempo Latino competes with other Spanish-language advertising media available in the Washington, D.C., area, including several other Spanish-language newspapers.

The Company’s television stations compete for audiences and advertising revenues with television and radio stations, cable television systems and video services offered by telephone companies serving the same or nearby areas, with direct broadcast satellite services, and to a lesser degree, with other media such as newspapers and magazines. Cable television systems operate in substantially all of the areas served by the Company’s television stations where they compete for television viewers by importing out-of-market television signals; by distributing pay-cable, advertiser-supported and other programming that is originated for cable systems; and by offering movies and other programming on a pay-per-view basis. In addition, DBS services provide nationwide distribution of television programming (including in some cases pay-per-view programming and programming packages unique to DBS) using digital transmission technologies. In 1999, Congress passed the Satellite Home Viewer Improvement Act, which gives

 24 THE WASHINGTON POST COMPANY

DBS operators the ability to distribute the signals of local television stations to subscribers in the stations’ local market area (“local-into-local” service), subject to obtaining the consent of each local television station included in such a service. Under an FCC rule implementing provisions of this act, DBS operators are required to carry the analog signals of all full-power television stations that request such carriage in the markets in which the DBS operators have chosen to offer local-into-local service. The FCC has also adopted rules that require certain program-blackout rules applicable to cable television to be applied to DBS operators. In addition, the Satellite Home Viewer Improvement Act and subsequent legislation continued restrictions on the transmission of distant network stations by DBS operators. Thus, DBS operators generally are prohibited from delivering the signals of distant network stations to subscribers who can receive the analog signal of the network’s local affiliate. Several lawsuits were filed beginning in 1996 in which plaintiffs (including all four major broadcast networks and network-affiliated stations, including one of the Company’s Florida stations) alleged that certain DBS operators had not been complying with the prohibition on delivering network signals to households that can receive the analog signal of the local network affiliate over the air. The plaintiffs entered into a settlement with DBS operator DirecTV, under which it agreed to discontinue distant network service to certain subscribers and alter the method by which it determines eligibility for this service. In 2003, the plaintiffs obtained a favorable verdict and an injunction against DBS operator EchoStar, and those actions were upheld by the U.S. Court of Appeals for the Eleventh Circuit in May 2006. In October 2006, the lower court issued an order enjoining EchoStar from providing the signals of out-of-market affiliates of the major broadcast networks to its subscribers (including, as permitted by the relevant statute, subscribers who EchoStar could have provided signals to had it not violated the importation restrictions) after December 1, 2006. EchoStar did stop providing those signals, but leased satellite capacity to a third party who announced that it would provide distant network signals to those EchoStar customers who would have been entitled to receive them from EchoStar absent the court order. That arrangement is currently being challenged in court by the networks. In addition to the matters discussed above, the Company’s television stations may also become subject to increased competition from low-power television stations, wireless cable services and satellite master antenna systems (which can carry pay-cable and similar program material). Beginning in late 2005, the ABC and NBC television networks and the MTV cable network began to make certain of their television programming available on a fee-per-episode basis for downloading over the Internet to video-enabled iPod players. In 2006, Google launched a service that distributes certain programming from the CBS television network, the National Basketball Association and other sources for viewing on personal computers, as well as on portable video players. Google charges a fee for some of the programming available on its service while other programming is provided free. Major TV networks have started to offer some of their programming on their Internet sites, in some cases free of charge. In September 2006, Apple Computer, Inc. announced a new device (initially referred to as “iTV”) that will display programming downloaded over the Internet on television sets, and other vendors have begun to offer similar devices. If these video-download services become popular, they could become a competitive factor for both the Company’s television stations and, with respect to the conventional delivery of television programming, the Company’s cable television systems. Such services might also present additional revenue opportunities for the Company’s television stations from the possible distribution on such services of the stations’ news and other local programming.

Cable television systems operate in a highly and increasingly competitive environment. In addition to competing with the direct reception of television broadcast signals by the viewer’s own antenna, such systems (like existing television stations) are subject to competition from various other forms of video program delivery. In particular, DBS services (which are discussed in more detail in the preceding paragraph) have been growing rapidly and are now a significant competitive factor. The ability of DBS operators to provide local-into-local service (as described above) has increased competition between cable and DBS operators in markets where local-into-local service is provided. Although DBS operators are not required by law to provide local-into-local service, in connection with the 2003 acquisition by News Corporation (“News Corp.”) of a controlling interest in DirecTV, DirecTV agreed with the FCC to provide that service in all U.S. markets by the end of 2008. EchoStar has announced that it also intends eventually to provide local-into-local service in all U.S. markets. While some smaller markets may not receive this service for another year or so, local-into-local service is currently being offered by both DirecTV and EchoStar in most markets in which the Company provides cable television service. News Corp. is a global media company that in the United States owns the Fox Television Network, 35 broadcast television stations, a group of regional sports networks and a number of nationally distributed cable networks (including the Fox News Channel, FX, the Fox Movie Channel, the Speed Channel and Fox Sports Net). Its acquisition of a controlling interest in DirecTV was approved by the FCC in an order that, among other things, requires News Corp. to offer carriage of its broadcast television stations and access to its cable programming services to cable television systems and other multichannel video programming distributors on nonexclusive and nondiscriminatory terms and conditions. Notwithstanding the requirements imposed by the FCC, this acquisition has the potential not only to enhance DirecTV’s effectiveness as a competitor, but also to limit the access of cable television systems to desirable programming and to increase the costs of such programming. Certain of the Company’s cable television

2007 FORM 10-K 25

systems have also been partially or substantially overbuilt using conventional cable system technology by various small to mid-sized independent telephone companies, which typically offer cable modem and telephone service, as well as basic cable service. The Company anticipates that some overbuilding of its cable systems will continue, although it cannot predict the rate at which overbuilding will occur. Even without constructing their own cable plant, local telephone companies can also compete with cable television systems in the delivery of high-speed Internet access by providing DSL service. In addition, some telephone companies have entered into strategic partnerships with DBS operators that permit the telephone company to package the video programming services of the DBS operator with the telephone company’s own DSL service, thereby competing with the video programming and cable modem services being offered by existing cable television systems. Finally, it now seems clear that telephone companies and others will be able to compete with cable television systems in providing high-speed Internet access over large areas by constructing wireless networks based on WiMAX and other advanced transmission standards. Cable ONE distinguishes itself from its competition by attaining very high levels of customer satisfaction.

According to figures compiled by Publishers’ Information Bureau, Inc., of the 248 magazines reported on by the Bureau, Newsweek ranked sixth in total advertising revenues in 2007, when it received approximately 2.0% of all advertising revenues of the magazines included in the report. As a result of the 2008 rate base reduction, there is no assurance that the ranking for Newsweek will remain consistent in 2008. The magazine industry is highly competitive, both within itself and with other advertising media (including Internet-based media) that compete for audience and advertising revenue.

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

Donald E. Graham, age 62, has been Chairman of the Board of the Company since September 1993 and Chief Executive Officer of the Company since May 1991. Mr. Graham served as President of the Company from May 1991 until September 1993 and prior to that had been a Vice President of the Company for more than five years. Mr. Graham also served as Publisher of The Washington Post from 1979 until September 2000.

Veronica Dillon, age 58, became the Vice President, General Counsel and Secretary of the Company in January 2007. Ms. Dillon began her career with the Company in February 1991 as corporate counsel at Kaplan, Inc. She was subsequently named General Counsel at Kaplan in June 1995 and then served as Kaplan’s Chief Administrative Officer beginning in December 2003.

Boisfeuillet Jones, Jr., age 61, became Vice Chairman of the Company and Chairman of The Washington Post in February 2008. Mr. Jones joined The Washington Post in 1980 as Vice President and counsel. In 1995, he became President and General Manager and was named Associate Publisher in January 2000. In September 2000, he succeeded Donald Graham as Publisher and Chief Executive Officer of The Washington Post.

Ann L. McDaniel, age 52, has been the Vice President–Human Resources of the Company since September 2001. She also serves as Managing Director of Newsweek, a position she assumed in January 2008. Ms. McDaniel had previously served as Senior Director of Human Resources of the Company since January 2001 and before that held various editorial positions at Newsweek.

John B. Morse, Jr., age 61, has been Vice President–Finance of the Company since November 1989. He joined the Company as Vice President and Controller in July 1989 and prior to that had been a partner of Price Waterhouse.

Gerald M. Rosberg, age 61, became Vice President–Planning and Development of the Company in February 1999. He had previously served as Vice President–Affiliates at The Washington Post, a position he assumed in November 1997. Mr. Rosberg joined the Company in January 1996 as The Post’s Director of Affiliate Relations.

Employees

The Company and its subsidiaries employ approximately 19,000 persons on a full-time basis.

Worldwide, Kaplan employs approximately 11,800 persons on a full-time basis. Kaplan also employs substantial numbers of part-time employees who serve in instructional and administrative capacities. During peak seasonal

 26 THE WASHINGTON POST COMPANY

periods, Kaplan’s part-time workforce exceeds 16,000 employees. About 15 of Kaplan’s employees in New Zealand are subject to a collective employment agreement that expired on December 31, 2007. No other Kaplan employees are represented by unions.

WP Company has approximately 2,393 full-time employees. About 1,344 of that unit’s full-time employees and about 424 part-time employees are represented by one or another of five unions. Collective bargaining agreements are currently in effect with locals of the following unions covering the full-time and part-time employees and expiring on the dates indicated: 1,140 editorial, newsroom and commercial department employees represented by the Communications Workers of America (November 7, 2008); 39 machinists represented by the International Association of Machinists (January 10, 2011); 22 photoengravers-platemakers represented by the Graphic Communications Conference of the International Brotherhood of Teamsters (February 7, 2010); 31 engineers, carpenters and painters represented by the International Union of Operating Engineers (April 12, 2008); and 60 paper handlers and general workers represented by the Graphic Communications Conference of the International Brotherhood of Teamsters (November 17, 2008). The agreement covering 450 mailroom workers represented by the Communications Workers of America expired on May 18, 2003; efforts to negotiate a new agreement were unsuccessful, and in early 2006, WP Company declared an impasse and implemented parts of its last contract offer for employees in a particular job category. No negotiations with this bargaining unit are ongoing at the present time. Also, the agreement covering 26 electricians represented by the International Brotherhood of Electrical Workers expired on December 13, 2007; negotiations have yet to produce a successor agreement. On February 7, 2008, WP Company announced that a Voluntary Retirement Incentive Program will be offered in March to some employees of The Washington Post newspaper. It is uncertain at this time how many employees will be eligible or will make the election to retire early.

Washingtonpost.Newsweek Interactive has approximately 329 full-time and 14 part-time employees, none of whom is represented by a union.

Of the approximately 280 full-time and 80 part-time employees at The Daily Herald Company, about 50 full-time and 15 part-time employees are represented by one or another of three unions. The newspaper’s collective bargaining agreement with the Graphic Communications Conference of the International Brotherhood of Teamsters, which represents press operators, expires on March 15, 2008; its agreement with the Communications Workers of America, which represents printers and mailers, expires on October 31, 2009; and its agreement with the International Brotherhood of Teamsters, which represents bundle haulers, expires on September 22, 2010.

The Company’s broadcasting operations have approximately 960 full-time employees, of whom about 200 are union-represented. Of the eight collective bargaining agreements covering union-represented employees, one has expired and is being renegotiated. Three collective bargaining agreements will expire in 2008.

The Company’s Cable Television Division has approximately 1,910 full-time employees, none of whom is represented by a union.

Newsweek has approximately 575 full-time employees (including about 125 editorial employees represented by the Communications Workers of America under a collective bargaining agreement that expires on January 1, 2009). On February 6, 2008, Newsweek offered a Voluntary Retirement Incentive Program that will be funded primarily through the Company’s pension plans. Approximately 150 employees are eligible to take early retirement under the program. While the actual acceptance rate is not reliably predictable, a somewhat reduced workforce is likely as a result of the program.

Post–Newsweek Media, Inc. has approximately 492 full-time and 190 part-time employees. Robinson Terminal Warehouse Corporation (the Company’s newsprint warehousing and distribution subsidiary), Greater Washington Publishing, Inc., Express Publications Company, LLC and El Tiempo Latino LLC each employs fewer than 100 persons. None of these units’ employees is represented by a union.

Forward-Looking Statements

All public statements made by the Company and its representatives that are not statements of historical fact, including certain statements in this Annual Report on Form 10-K and elsewhere in the Company’s 2007 Annual Report to Stockholders, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include comments about the Company’s business strategies and objectives, the prospects for growth in the Company’s various business operations, and the Company’s future financial performance. As with any projection or forecast, forward-looking statements are subject to various risks and uncertainties, including the risks and uncertainties described in Item 1A of this Annual Report on Form 10-K, that could cause actual results or

2007 FORM 10-K 27

events to differ materially from those anticipated in such statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by or on behalf of the Company. The Company assumes no obligation to update any forward-looking statement after the date on which such statement is made, even if new information subsequently becomes available.

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

Item 1A. Risk Factors.

The Company faces a number of significant risks and uncertainties in connection with its operations. The most significant of these are described below. These risks and uncertainties may not be the only ones facing the Company. Additional risks and uncertainties not presently known, or currently deemed immaterial, may adversely affect the Company in the future. If any of the events or developments described below occurs, it could have a material adverse effect on the Company’s business, financial condition or results of operations.

•	Reductions in the Amount of Funds Available to Students, including under the Federal Title IV Programs, in Kaplan’s Higher Education Schools Or Changes in the Terms on Which Such Funds Are Made Available

During the Company’s 2007 fiscal year, funds provided under the student financial aid programs created under Title IV of the Federal Higher Education Act accounted for approximately $745 million of the net revenues of the schools in Kaplan’s Higher Education Schools. Any legislative, regulatory or other development that has the effect of materially reducing the amount of Title IV financial assistance or other funds available to the students of those schools would have a significant adverse effect on Kaplan’s operating results. In addition, any development that has the effect of making the terms on which Title IV financial assistance or other funds are available to students of those schools materially less attractive could have an adverse effect on Kaplan’s operating results.

•	Tighter Lending Standards Imposed by Private Lenders

Students obtain financing from a number of sources. In addition to funds available under the Federal Title IV programs in the form of federal loans and grants, students often obtain loans from private lenders. In response to a general tightening in the credit markets, lenders have announced that they will apply more stringent lending standards for loans to students. A significant reduction in the ability of students to obtain loans from private lenders could lead to reduced enrollment in Kaplan schools. Kaplan Higher Education estimates that approximately 9% of its revenue comes from students who obtain loans from private lenders.

•	Failure to Maintain Institutional Accreditation Could Lead to Loss of Ability to Participate in Title IV Programs

Each of Kaplan Higher Education’s ground campuses and online university are institutionally accredited by one or another of a number of national and regional accreditors recognized by the U.S. Department of Education. Accreditation by an accrediting agency recognized by the U.S. Department of Education is required for an institution to become and remain eligible to participate in Title IV programs. The loss of accreditation would, among other things, render Kaplan schools and programs ineligible to participate in Title IV programs and would have a material adverse effect on its business.

•	Failure to Maintain State Authorizations Could Cause Loss of Ability to Operate and to Participate in Title IV Programs in Some States

Kaplan Higher Education ground campuses and online university are authorized to operate and to grant degrees, certificates or diplomas by the applicable state agency of each state where such authorization is required. Such state authorization is required for each campus located in the state or, in the case of states that require it, for Kaplan University online to offer post-secondary education. In either case, state authorization is required for students at

 28 THE WASHINGTON POST COMPANY

Higher Education campuses or enrolled in online programs to be eligible to participate in Title IV programs. The loss of such authorization would preclude the campuses or online university from offering post-secondary education and render students ineligible to participate in Title IV programs. Loss of authorization at those state campus locations or, in states that require it for Kaplan University online, could have a material adverse effect on Kaplan Higher Education’s business.

•	Changes in the Extent to Which Standardized Tests Are Used in the Admissions Process by Colleges or Graduate Schools

A substantial portion of Kaplan’s operating income is generated by its Test Prep and Admissions operations. The source of this income is fees charged for courses that prepare students for a broad range of admissions examinations that are required for admission to colleges and graduate schools. Historically, colleges and graduate schools have required standardized tests as part of the admissions process. There has been some movement away from this historical reliance on standardized admissions tests among a small number of colleges that have adopted “test-optional” admissions policies. Any significant reduction in the use of standardized tests in the college or graduate school admissions process could have an adverse effect on Kaplan’s operating results.

•	Changes in the Extent to Which Licensing and Proficiency Examinations Are Used to Qualify Individuals to Pursue Certain Careers

A substantial portion of Kaplan Professional’s revenue comes from preparing individuals for licensing or technical proficiency examinations in various fields. Any significant relaxation or elimination of licensing or technical proficiency requirements in those fields served by Kaplan’s Professional Division could negatively impact Kaplan’s operating results.

•	Failure to Successfully Assimilate Acquired Businesses

The Company’s Kaplan subsidiary has historically been an active acquirer of businesses that provide educational services. Consistent with this historical trend, during 2007 Kaplan completed a total of nine acquisitions. Acquisitions involve various inherent risks and uncertainties, including difficulties in efficiently integrating the service offerings, accounting and other administrative systems of an acquired business; the challenges of assimilating and retaining key personnel; the consequences of diverting the attention of senior management from existing operations; the possibility that an acquired business does not meet or exceed the financial projections that supported the purchase price; and the possible failure of the due diligence process to identify significant business risks or undisclosed liabilities associated with the acquired business. A failure to effectively manage growth and integrate acquired businesses could have a material adverse effect on Kaplan’s operating results.

•	Difficulties of Managing Foreign Operations

Kaplan has operations and investments in a growing number of foreign countries, including Canada, Mexico, the United Kingdom, Ireland, France, Israel, Australia, New Zealand, Singapore and China. Operating in foreign countries presents a number of inherent risks, including the difficulties of complying with unfamiliar laws and regulations, effectively managing and staffing foreign operations, successfully navigating local customs and practices, preparing for potential political and economic instability and adapting to currency exchange rate fluctuations. The failure to manage these risks could have a material adverse effect on Kaplan’s operating results.

•	Changes in Prevailing Economic Conditions, Particularly in the Specific Geographic Markets Served by the Company’s Newspaper Publishing and Television Broadcasting Businesses

A significant portion of the Company’s revenues in its publishing and broadcasting businesses comes from advertising. The demand for advertising is sensitive to the overall level of economic activity, both nationally and locally. A general decline in economic activity could adversely affect the operating results of the Company’s newspaper and magazine publishing and television broadcasting businesses.

•	Changing Preferences of Readers Or Viewers Away From Traditional Media Outlets

The rates the Company’s publishing and television broadcasting businesses can charge for advertising are directly related to the number of readers and viewers of its publications and broadcasts. There is tremendous competition for readers and viewers from other media. The Company’s publishing and television broadcasting businesses will be adversely affected to the extent individuals decide to obtain news, entertainment, classified listings and local shopping information from Internet-based or other media to the exclusion of the Company’s publications and broadcasts.

2007 FORM 10-K 29

•	Changing Perceptions About the Effectiveness of Publishing and Television Broadcasting in Delivering Advertising

Historically, newspaper and magazine publishing and television broadcasting have been viewed as cost-effective methods of delivering various forms of advertising. There can be no guarantee that this historical perception will guide future decisions on the part of advertisers. To the extent that advertisers shift advertising expenditures to other media outlets, the profitability of the Company’s publishing and television broadcasting businesses will suffer.

•	Increased Competition Resulting From Technological Innovations in News, Information and Video Programming Distribution Systems

The development of direct broadcast satellite systems has significantly increased the competition faced by the Company’s cable television systems. In addition, the continuing growth and technological expansion of Internet-based services has increased competitive pressure on the Company’s media businesses. The development and deployment of new technologies has the potential to negatively and dramatically affect the Company’s businesses in ways that cannot now be reliably predicted.

•	Changes in the Nature and Extent of Government Regulations, Particularly in the Case of Television Broadcasting and Cable Television

The Company’s television broadcasting and cable television businesses operate in highly regulated environments. Complying with applicable regulations has significantly increased the costs and reduced the revenues of both businesses. Changes in regulations have the potential to further negatively impact those businesses, not only by increasing compliance costs and (through restrictions on certain types of advertising, limitations on pricing flexibility or other means) reducing revenues, but also by possibly creating more favorable regulatory environments for the providers of competing services. More generally, all of the Company’s businesses could have their profitability or their competitive positions adversely affected by significant changes in applicable regulations.

•	Potential Liability for Patent Infringement in Cable Industry

Providers of services similar to those offered by the Company’s Cable ONE subsidiary have been the target of patent infringement claims from time to time relating to such matters as cable system architecture, electronic program guides, cable modem technology and VoIP voice services. Although we cannot predict the impact at this juncture, if any such claims are successful, the outcome would likely affect Cable ONE as well as all other cable operators in the U.S.

•	Changes in the Cost Or Availability of Raw Materials, Particularly Newsprint

The Company’s newspaper publishing businesses collectively spend significant amounts each year on newsprint. Material increases in the cost of newsprint or significant disruptions in the supply of newsprint could have a material adverse effect on the operating results of the Company’s newspaper publishing businesses.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Directly or through subsidiaries, Kaplan owns a total of 11 properties: a 30,000-square-foot six-story building located at 131 West 56th Street in New York City, which serves as an educational center primarily for international students; a 4,000-square-foot office condominium in Chapel Hill, NC, which it utilizes for its Test Prep business; a 15,000-square-foot three-story building in Berkeley, CA, used for its Test Prep and English-Language training businesses; a 39,000-square-foot four-story brick building and a 19,000-square-foot two-story brick building in Lincoln, NE, each of which is used by Kaplan University; a 25,000-square-foot one-story building in Omaha, NE, also used by Kaplan University; a 131,000-square-foot five-story brick building in Manchester, NH, used by Hesser College; a 25,000-square-foot building in Hammond, IN, used by Sawyer College; a 45,000-square-foot three-story brick building in Houston, TX, used by the Texas School of Business; and a 35,000-square-foot building in London, U.K. and a 2,200-square-foot building in Oxfordshire, U.K., each of which is used by Holborn College. Kaplan University’s corporate offices together with a data center, call center and employee-training facilities are located in two 97,000-square-foot leased buildings located on adjacent lots in Ft. Lauderdale, FL. Both of those leases will expire in 2017. Kaplan’s distribution facilities for most of its domestic publications are located in a 291,000-square-foot warehouse in Aurora, IL, under a lease expiring in 2017. Kaplan’s headquarters offices are located at 888 7th Avenue in New York City, where Kaplan rents space on three floors under a lease that will expires in 2017. Overseas, Dublin Business School’s facilities in Dublin, Ireland, are located in nine buildings aggregating approximately 79,000 square feet of space that have been rented under leases expiring between 2008 and 2029. Kaplan Financial’s three largest leaseholds are office and

 30 THE WASHINGTON POST COMPANY

instructional space in London of 33,000 square feet (which lease will expire in 2033), 21,000 square feet (which lease will expire in 2015) and office and instructional space in Birmingham of 23,000 square feet (which lease will expire in 2017). Kidum has 52 locations throughout Israel, all of which are occupied under leases that will expire between 2008 and 2012. All other Kaplan facilities in the United States and overseas (including administrative offices and instructional locations) also occupy leased premises.

WP Company owns the principal offices of The Washington Post in downtown Washington, D.C., including both a seven-story building in use since 1950 and a connected nine-story office building on contiguous property completed in 1972 in which the Company’s principal executive offices are located. WP Company also owns and occupies a small office building on L Street which is connected to The Post’s office building. Additionally, WP Company owns land on the corner of 15th and L Streets, N.W., in Washington, D.C., adjacent to The Post’s office building. This land is leased on a long-term basis to the owner of a multi-story office building that was constructed on the site in 1982. WP Company rents one floor in this building, which it has subleased to a third party.

WP Company owns a printing plant in Fairfax County, VA, which was built in 1980 and expanded in 1998. That facility is located on 19 acres of land owned by WP Company. WP Company also owns a printing plant and distribution facility in College Park, MD, which was built in 1998 on a 17-acre tract of land owned by WP Company. As noted previously, WP Company has announced plans to close this facility in 2010.

The Daily Herald Company owns its plant and office building in Everett, WA; it also owns two warehouses adjacent to its plant and a small office building in Lynnwood, WA.

Early in 2007, Post–Newsweek Media, Inc. completed the construction of a two-story combination office building and printing plant on a seven-acre plot in Laurel, MD. In July 2006, The Gazette sold the two-story brick building in Gaithersburg, MD, that served as its headquarters, although certain editorial and administrative personnel occupied the building until early 2008. At this time, the staff moved into the renovated two-story brick building, also in Gaithersburg, that had formerly held the Montgomery County printing operations for Post–Newsweek Media. The Company also owns a printing facility in Waldorf, MD, which serves as the headquarters for the Southern Maryland Newspapers. In May 2007, the Company finished renovations to a one-story brick building in St. Mary’s County and moved that county’s editorial and sales staff to this property. In addition to this owned property, Post–Newsweek Media leases editorial and sales office space in Alexandria, VA, and in Frederick, Carroll, Calvert and Prince George’s Counties, MD.

The headquarters offices of the Company’s broadcasting operations are located in Detroit, MI, in the same facilities that house the offices and studios of WDIV. That facility and those that house the operations of each of the Company’s other television stations are all owned by subsidiaries of the Company, as are the related tower sites (except in Houston, Orlando and Jacksonville, where the tower sites are 50% owned). In January 2007, the Company’s Post–Newsweek Stations subsidiary purchased a 5.8-acre site north of Miami on which it intends to construct a new building to house the operations of WPLG and sold WPLG’s existing facility in Miami. WPLG will continue to occupy this facility pursuant to a lease with the new owner until the new building in completed.

The principal offices of Newsweek are located at 251 West 57th Street in New York City, where Newsweek rents space on nine floors. The lease on this space will expire in 2009, but is renewable for a 15-year period at Newsweek’s option at rentals to be negotiated or arbitrated. Newsweek did not exercise its renewal option and is presently negotiating for a new long-term lease for less space elsewhere in New York City, for occupancy prior to the expiration of the current lease. Budget Travel’s offices are also located in New York City, where they occupy premises under a lease that was renewed through 2015. Newsweek also leases a portion of a building in Mountain Lakes, NJ, to house its accounting, production and distribution departments. The lease on this space will expire on July 31, 2012, but is renewable for two 5-year periods at Newsweek’s option.

The headquarters offices of the Cable Television Division are located in a three-story office building in Phoenix, AZ that was purchased by Cable ONE in 1998. Cable ONE purchased an adjoining two-story office building in 2005; that building is currently leased to third-party tenants. The majority of the offices and head-end facilities of the Division’s individual cable systems are located in buildings owned by Cable ONE. Most of the tower sites used by the Division are leased. In addition, the Division houses call-center operations in 60,000 square feet of rented space in Phoenix under a lease that will expire in 2013.

2007 FORM 10-K 31

Robinson Terminal Warehouse Corporation owns two wharves and several warehouses in Alexandria, VA. These facilities are adjacent to the business district and occupy approximately 7 acres of land. Robinson also owns two partially developed tracts of land in Fairfax County, VA, aggregating about 20 acres. These tracts are near The Washington Post’s Virginia printing plant and include several warehouses. In 1992, Robinson purchased approximately 23 acres of undeveloped land on the Potomac River in Charles County, MD, for the possible construction of additional warehouse capacity.

The offices of Washingtonpost.Newsweek Interactive occupy 85,000 square feet of office space in Arlington, VA, under a lease that will expire in 2015. Express Publications Company subleases part of this space. In addition, WPNI leases space in Washington, D.C., and Los Angeles and subleases space from Newsweek in New York City for Slate’s offices in those cities. Furthermore, WPNI also leases office space for WPNI sales representatives in New York City, Chicago, San Francisco and Los Angeles.

Greater Washington Publishing’s offices are located in leased space in Vienna, VA, while El Tiempo Latino’s offices are located in leased space in Arlington, VA.

Item 3. Legal Proceedings.

Kaplan, Inc., a subsidiary of the Company, is a party to a previously disclosed class action antitrust lawsuit filed on April 29, 2005, by purchasers of BAR/BRI bar review courses in the U.S. District Court for the Central District of California. On February 2, 2007, the parties filed a settlement agreement with the court together with documents setting forth a procedure for class notice. The court approved the terms of the settlement on July 9, 2007. However, certain class members filed an appeal to the case to the U.S. Court of Appeals for the Ninth Circuit, and that appeal remains pending. Effectiveness of the settlement is subject to court approval. On February 6, 2008, Kaplan was served with a purported class action lawsuit alleging substantially similar claims as the previously settled lawsuit. The putative class is said to include all persons who purchased a bar review course from BAR/BRI in the United States since 2006 and all potential future purchasers of bar review courses. The case is pending in the U.S. District Court for the Central District of California. Kaplan intends to vigorously defend this lawsuit. The Company and its subsidiaries are also defendants in various other civil lawsuits that have arisen in the ordinary course of their businesses, including actions alleging libel, invasion of privacy, violations of applicable wage and hour laws and claims involving current and former students at the Company’s schools. While it is not possible to predict the outcome of these lawsuits, in the opinion of management their ultimate dispositions should not have a material adverse effect on the Company’s business or financial position.

The Company is aware of several state attorneys general who have opened inquiries or investigations into arrangements between lenders and institutions of higher education. In this regard, subsidiaries of the Company have received requests for information from the Attorneys General of the states of Arizona, Iowa and Maryland regarding relationships with student loan providers. The Company is also aware of similar requests from members of the U.S. Congress to at least one lender with regard to its relationship with the Company and its subsidiaries, as well as other institutions of higher education. The Company believes that these governmental authorities are conducting wide-ranging inquiries of student lending practices generally and that the Company is not the sole recipient of this type of information request. The Company’s subsidiaries have responded to these information requests and intend to cooperate fully with these inquiries.

On or about January 17, 2008, an Assistant U.S. Attorney in the Civil Division of the U.S. Attorney’s Office for the Eastern District of Pennsylvania contacted Kaplan Higher Education Division’s CHI-Broomall campus and made inquiries about the Surgical Technology program, including the program’s eligibility for Title IV federal financial aid, the program’s student loan defaults, licensing and accreditation. The inquiry is presently proceeding on an “informal, voluntary basis.” Kaplan is responding to the information requests made and intends to cooperate fully with the inquiry.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

 32 THE WASHINGTON POST COMPANY

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

The Company’s Class B Common Stock is traded on the New York Stock Exchange under the symbol “WPO.” The Company’s Class A Common Stock is not publicly traded.

The high and low sales prices of the Company’s Class B Common Stock during the last two years were:

	2007		2006

Quarter	High	Low	High	Low

January — March	$796	$727	$805	$717
April — June	779	731	815	737
July — September	885	753	780	690
October — December	880	727	766	713

At January 31, 2008, there were 29 holders of record of the Company’s Class A Common Stock and 848 holders of record of the Company’s Class B Common Stock.

Dividend Information

Both classes of the Company’s Common Stock participate equally as to dividends. Quarterly dividends were paid at the rate of $2.05 per share during 2007 and $1.95 per share during 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table and the footnote thereto set forth certain information as of December 30, 2007, concerning compensation plans of the Company under which equity securities of the Company are authorized to be issued.

Number of Securities
Remaining Available for
	Number of Securities to		Future Issuance Under
	Be Issued Upon		Equity Compensation
	Exercise of Outstanding	Weighted-Average Exercise	Plans (Excluding
	Options, Warrants and	Price of Outstanding Options	Securities Reflected in
	Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	92,275	$606.89	287,500
Equity compensation plans not approved by security holders	—	—	—
Total	92,275	$606.89	287,500

This table does not include information relating to restricted stock grants awarded under The Washington Post Company Incentive Compensation Plan, which plan has been approved by the stockholders of the Company. At December 30, 2007, there were 11,315 shares of restricted stock outstanding under the 2005 — 2008 Award Cycle and 12,610 shares of restricted stock outstanding under the 2007 — 2010 Award Cycle that had been awarded to employees of the Company and its subsidiaries under that Plan, and 137,365 shares of restricted stock were available for future awards. In addition, the Company has from time to time awarded special discretionary grants of restricted stock to employees of the Company and its subsidiaries. At December 30, 2007, there were a total of 10,555 shares of restricted stock outstanding under special discretionary grants approved by the Compensation Committee of the Board of Directors.

2007 FORM 10-K 33

Performance Graph

The following graph is a comparison of the yearly percentage change in the Company’s cumulative total shareholder return with the cumulative total return of the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Publishing Index, and a custom peer group index comprised of education companies. The Standard & Poor’s 500 Stock Index is comprised of 500 U.S. companies in the industrial, transportation, utilities and financial industries, and is weighted by market capitalization. The Standard & Poor’s Publishing Index is comprised of Gannett Co., Inc., The McGraw-Hill Companies, The Meredith Corporation, The New York Times Company and The Washington Post Company, and also is weighted by market capitalization. The custom peer group of education companies includes Apollo Group Inc., Capella Education Co., Career Education Corp., Corinthian Colleges, Inc., DeVry Inc., ITT Educational Services Inc. and Strayer Education Inc. The Company is using a custom peer index of education companies this year because the Company is a diversified education and media company. Its largest and fastest growing business is Kaplan Inc., a leading global provider of educational services to individuals, schools and businesses. The graph reflects the investment of $100 on December 31, 2002, in the Company’s Class B Common Stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Publishing Index and the custom peer group index of education companies. For purposes of this graph, it has been assumed that dividends were reinvested on the date paid in the case of the Company and on a quarterly basis in the case of the Standard & Poor’s 500 Index, the Standard & Poor’s Publishing Index and the custom peer group index of education companies.

December 31	2002	2003	2004	2005	2006	2007

The Washington Post Company	100	108.10	135.34	106.25	104.62	112.21
S&P 500 Index	100	128.68	142.69	149.70	173.34	182.86
S&P Publishing Index	100	118.80	115.38	100.68	116.10	87.18
Education Peer Group	100	164.21	170.90	140.81	117.59	185.89

Item 6. Selected Financial Data.

See the information for the years 2003 through 2007 contained in the table titled “Ten-Year Summary of Selected Historical Financial Data” which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 39 hereof (with only the information for such years to be deemed filed as part of this Annual Report on Form 10-K).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See the information contained under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition” which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 39 hereof.

 34 THE WASHINGTON POST COMPANY

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

Equity Price Risk

The Company has common stock investments in several publicly traded companies (as discussed in Note C to the Company’s Consolidated Financial Statements) that are subject to market price volatility. The fair value of these common stock investments totaled $469,459,000 at December 30, 2007.

The following table presents the hypothetical change in the aggregate fair value of the Company’s common stock investments in publicly traded companies assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the market price of each stock included therein:

Value of Common Stock Investments			Value of Common Stock Investments
Assuming Indicated Decrease in			Assuming Indicated Increase in
Each Stock’s Price			Each Stock’s Price
−30%	−20%	−10%	+10%	+20%	+30%

$328,621,000	$375,567,000	$422,513,000	$516,405,000	$563,351,000	$610,297,000

Interest Rate Risk

The Company has historically satisfied some of its financing requirements through the issuance of short-term commercial paper. Conversely, when cash generation exceeds its current need for cash the Company may pay down its commercial paper borrowings and invest some or all of the surplus in commercial paper issued by third parties and money market funds. Although the Company invested excess cash for most of 2007, as of December 30, 2007 the Company had $84.8 million of commercial paper borrowings outstanding at an average interest rate of 4.5%. The Company is exposed to interest rate risk with respect to such investments and borrowings since an increase in short-term interest rates would increase the Company’s interest income on any commercial paper or money market investments it held at the time and would increase the Company’s interest expense on any commercial paper it had outstanding at the time. Assuming a hypothetical 100 basis point increase in the average interest rate on the Company’s commercial paper borrowings during 2007, the Company’s interest expense would have been greater by less than $0.1 million in 2007.

The Company’s long-term debt consists of $400,000,000 principal amount of 5.5% unsecured notes due February 15, 2009 (the “Notes”). At December 30, 2007, the aggregate fair value of the Notes, based upon quoted market prices, was $400,800,000. An increase in the market rate of interest applicable to the Notes would not increase the Company’s interest expense with respect to the Notes since the rate of interest the Company is required to pay on the Notes is fixed, but such an increase in rates would affect the fair value of the Notes. Assuming, hypothetically, that the market interest rate applicable to the Notes was 100 basis points higher than the Notes’ stated interest rate of 5.5%, the fair value of the Notes at December 30, 2007, would have been approximately $395,715,000. Conversely, if the market interest rate applicable to the Notes was 100 basis points lower than the Notes’ stated interest rate, the fair value of the Notes at such date would then have been approximately $404,300,000.

Foreign Exchange Rate Risk

The Company is exposed to foreign exchange rate risk due to its Newsweek and Kaplan international operations, and the primary exposure relates to the exchange rate between the British pound and U.S. dollar. Translation gains and losses affecting the Consolidated Statements of Income have historically not been significant and represented less than 2.5% of net income during each of the Company’s last three fiscal years. If the value of the British pound relative to the U.S. dollar had been 10% lower than the values that prevailed during 2007, the Company’s reported net income for fiscal 2007 would have been decreased by approximately 2.5%. Conversely, if such value had been 10% greater, the Company’s reported net income for fiscal 2007 would have been increased by approximately 2.5%.

Item 8. Financial Statements and Supplementary Data.

See the Company’s Consolidated Financial Statements at December 30, 2007, and for the periods then ended, together with the report of PricewaterhouseCoopers LLP thereon and the information contained in Note P to said

2007 FORM 10-K 35

Consolidated Financial Statements titled “Summary of Quarterly Operating Results and Comprehensive Income (Unaudited),” which are included in this Annual Report on Form 10-K and listed in the index to financial information on page 39 hereof.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Vice President – Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 30, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Vice President – Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Vice President – Finance, in a manner that allows timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Our management has concluded that, as of December 30, 2007, our internal control over financial reporting is effective based on these criteria. The effectiveness of our internal control over financial reporting as of December 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

Effective October 1, 2007, the Company implemented a new system for advertising and billing for the majority of the newspaper publishing segment that has materially affected the segment’s internal control over financial reporting. This system has upgraded information system capabilities, improved business processes and expanded customer service opportunities. The Company has taken the appropriate steps to ensure the internal controls around advertising and billing for the newspaper publishing segment are designed and operating effectively in all material respects at the reporting date.

No other changes in the Company’s internal control over financial reporting during the quarter ended December 30, 2007 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

 36 THE WASHINGTON POST COMPANY

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained under the heading “Executive Officers” in Item 1 hereof and the information contained under the headings “Nominees for Election by Class A Stockholders,” “Nominees for Election by Class B Stockholders,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders is incorporated herein by reference thereto.

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

In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits to this Annual Report on Form 10-K, on June 6, 2007, the Company’s Chief Executive Officer submitted to the New York Stock Exchange the annual certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303A.12(a) of the NYSE Listed Company Manual.

Item 11. Executive Compensation.

The information contained under the headings “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Compensation Committee Report” in the definitive Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained under the heading “Stock Holdings of Certain Beneficial Owners and Management” in the definitive Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained under the headings “Transactions with Related Persons, Promoters and Certain Control Persons” and “Controlled Company” in the definitive Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 14. Principal Accounting Fees and Services.

The information contained under the heading “Audit Committee Report” in the definitive Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders is incorporated herein by reference thereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

1. Financial Statements

As listed in the index to financial information on page 39 hereof.

2. Financial Statement Schedules

As listed in the index to financial information on page 39 hereof.

3. Exhibits

As listed in the index to exhibits on page 87 hereof.

2007 FORM 10-K 37

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2008.

THE WASHINGTON POST COMPANY
(Registrant)

By	/s/ John B. Morse, Jr.
John B. Morse, Jr.
Vice President–Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2008:

Donald E. Graham	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director

John B. Morse, Jr.	Vice President--Finance (Principal Financial and Accounting Officer)

Lee C. Bollinger	Director

Warren E. Buffett	Director

Christopher C. Davis	Director

Barry Diller	Director

John L. Dotson Jr.	Director

Melinda French Gates	Director

Thomas S. Gayner	Director

Anne M. Mulcahy	Director

Ronald L. Olson	Director

Richard D. Simmons	Director

By	/s/ John B. Morse, Jr.
John B. Morse, Jr.
Attorney-in-Fact

An original power of attorney authorizing Donald E. Graham, John B. Morse, Jr. and Veronica Dillon, and each of them, to sign all reports required to be filed by the Registrant pursuant to the Securities Exchange Act of 1934 on behalf of the above-named directors and officers has been filed with the Securities and Exchange Commission.

 38 THE WASHINGTON POST COMPANY

INDEX TO FINANCIAL INFORMATION

THE WASHINGTON POST COMPANY

All other schedules have been omitted either because they are not applicable or because the required information is included in the Consolidated Financial Statements or the Notes thereto referred to above.

2007 FORM 10-K 39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This analysis should be read in conjunction with the consolidated financial statements and the notes thereto.

OVERVIEW

The Washington Post Company is a diversified education and media company, with education as the largest and fastest growing business. The Company operates principally in four areas of the media business: newspaper publishing, television broadcasting, magazine publishing and cable television. Through its subsidiary Kaplan, Inc., the Company provides educational services for individuals, schools and businesses. The Company’s business units are diverse and subject to different trends and risks.

The Company’s education division is the largest operating division of the Company, accounting for 49% of the Company’s consolidated revenues in 2007. The Company has devoted significant resources and attention to this division, given the attractiveness of investment opportunities and growth prospects. The growth of Kaplan in recent years has come from both rapid internal growth and acquisitions. Each of Kaplan’s segments showed revenue growth in 2007. Kaplan’s higher education division showed strong operating income growth, for both its online and fixed-facility operations, due to increased enrollment in the online programs, course fee increases and demand for higher priced programs. Operating results for Kaplan’s test prep division were adversely impacted by weakness in the Score! and K12 businesses; however, the traditional test preparation programs, as well as the Aspect and PMBR businesses (acquired in 2006), reported strong results for 2007. Kaplan professional results improved in 2007 due to growth at Kaplan Professional (U.K.) and Kaplan’s Schweser CFA programs. Overall operating income was down at Kaplan Professional (U.S.), due to continued weakness in the real estate, insurance and securities businesses. As a result of the continued weakness at Score! and Kaplan Professional (U.S.), Kaplan announced plans to restructure these businesses in the fourth quarter of 2007 to better position these businesses for improved operating results in the future.

Kaplan made several acquisitions in its professional division in 2007, including the March 2007 acquisition of EduNeering Holdings, Inc., a Princeton, NJ-based provider of knowledge management solutions for organizations in the pharmaceutical, medical device, healthcare, energy and manufacturing sectors; and the August 2007 acquisition of the education division of Financial Services Institute of Australasia. In 2006, Kaplan acquired Tribeca Learning Limited, a leading provider of education to the Australian financial services sector, also included in Kaplan’s professional division. Other significant 2006 acquisitions were in Kaplan’s test prep business, including PMBR, a nationwide provider of test preparation for the Multistate Bar Exam, and Aspect Education Limited, a major provider of English-language instruction in the U.K., Ireland, Australia, New Zealand, Canada and the U.S. Kaplan made 9 acquisitions in 2007 and 11 acquisitions in 2006; the largest of these are mentioned above. Over the past several years, Kaplan’s revenues have grown rapidly, while operating income has fluctuated due largely to various business investments and stock compensation charges.

The cable division has also been a source of recent growth and capital investment. Cable ONE’s industry has experienced significant technological changes that have created new revenue opportunities, such as digital television, broadband and, more recently, telephony. Cable ONE has also experienced increased competition, particularly from satellite television service providers and, to a smaller extent, other telephony providers. The cable division began offering telephone service on a limited basis using voice over Internet protocol (VoIP) in the second quarter of 2006; by the end of 2007, cable telephone services were being offered in all or part of systems representing 90% of homes passed, with approximately 58,600 subscribers at the end of 2007. The continued launch and selling of telephony will be a major emphasis for the division in 2008. The cable division’s subscriber base improved overall in 2007 (increase of 9,100 subscribers to approximately 702,700 at the end of 2007). There was no monthly rate increase for basic cable service in 2007, but effective January 1, 2008, a $3.50 monthly basic cable service increase was implemented. High-speed data subscribers grew 18% to approximately 341,000 at the end of 2007, and a $3.05 monthly rate increase was implemented for most high-speed data subscribers in September 2007. The cable division continues to provide monthly discounts for subscribers who take at least three offered services (basic service, digital service, high-speed data service and/or telephony service). Promotional discounts are offered for new subscribers or existing subscribers adding new services.

The Company’s newspaper publishing, broadcast television and magazine publishing divisions derive revenue from advertising and, to a lesser extent, circulation and subscriptions. The results of these divisions tend to fluctuate with the overall advertising cycle, among other business factors. Like many other large newspapers, however, The Washington Post has experienced a continued downward trend in print advertising revenue, which was down 13% in 2007, with declines in real estate, classified, national and retail. This follows a 4% print advertising revenue decline at The Washington Post in 2006. Circulation volume also continued a downward trend. The Company’s online publishing businesses, Washingtonpost.Newsweek Interactive and Slate, reported an 11% revenue increase in 2007; however, online revenue growth has slowed down, from 28% growth in 2006. Given the continued downward trend in print advertising and circulation, in February 2008, The Washington Post announced that a Voluntary Retirement Incentive Program will be offered to some of its employees in 2008, and that its College Park, MD, printing plant will close in early 2010.

The Company’s television broadcasting division reported a large decrease in operating income due primarily to significant political and Olympics-related advertising in 2006. Newsweek

 40 THE WASHINGTON POST COMPANY

magazine advertising revenue was down 9% in 2007 due to lower ad pages at both domestic and international editions. In January 2008, Newsweek announced a Voluntary Retirement Incentive Program being offered to certain Newsweek employees.

The Company generates a significant amount of cash from its businesses that is used to support its operations, to pay down debt, and to fund capital expenditures, share repurchases, dividends, acquisitions and other investments.

RESULTS OF OPERATIONS — 2007 COMPARED TO 2006

Net income was $288.6 million ($30.19 per share) for the fiscal year 2007 ended December 30, 2007, down from $324.5 million ($33.68 per share) for the fiscal year 2006 ended December 31, 2006. The Company’s results for 2007 and 2006 include several unusual or one-time items, as described below.

Items included in the Company’s results in 2007:

•	A charge of $6.6 million ($0.70 per share) in additional income tax expense, net, as the result of a $12.9 million increase in taxes associated with Bowater Mersey, offset by a tax benefit of $6.3 million associated with recent changes in certain state income tax laws. Both of these are non-cash items in 2007, impacting the Company’s long-term net deferred income tax liabilities;

•	Expenses of $11.2 million (after-tax impact of $6.7 million, or $0.70 per share) related to lease obligations, severance and accelerated depreciation of fixed assets in connection with Kaplan’s restructuring of the Score! business;

•	A charge of $6.0 million (after-tax impact of $3.6 million, or $0.38 per share) related to the write-off of an integrated software product under development, and severance costs in connection with Kaplan’s restructuring of the Kaplan Professional (U.S.) businesses; and

•	A gain of $9.5 million from the sale of property at the Company’s television station in Miami (after-tax impact of $5.9 million, or $0.62 per share);

Items included in the Company’s results in 2006:

•	Charges of $50.9 million related to early retirement plan buyouts (after-tax impact of $31.7 million, or $3.30 per share);

•	A non-operating write-down of $14.2 million of a marketable equity security (after-tax impact of $9.0 million, or $0.94 per share);

•	A charge of $13.0 million related to an agreement to settle a lawsuit at Kaplan (after-tax impact of $8.3 million, or $0.86 per share);

•	A goodwill impairment charge of $9.9 million at PostNewsweek Tech Media and a $1.5 million loss on the sale of PostNewsweek Tech Media, which was part of the magazine publishing segment (after-tax impact of $7.3 million, or $0.75 per share);

•	Transition costs and operating losses at Kaplan related to acquisitions and start-ups for 2006 of $11.9 million (after-tax impact of $8.0 million, or $0.83 per share);

•	A charge for the cumulative effect of a change in accounting for Kaplan equity awards (after-tax impact of $5.1 million, or $0.53 per share) in connection with the Company’s adoption of Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Share-Based Payment”;

•	A non-operating gain of $43.2 million on the sale of BrassRing, in which the Company held a 49% interest (after-tax impact of $27.4 million, or $2.86 per share);

•	Insurance recoveries of $10.4 million from cable division losses related to Hurricane Katrina (after-tax impact of $6.4 million, or $0.67 per share); and

•	Non-operating gains of $33.8 million from sales of marketable equity securities for the year (after-tax impact of $21.1 million, or $2.19 per share).

Revenue for 2007 was $4,180.4 million, up 7% compared to revenue of $3,904.9 million in 2006. The increase is due to significant revenue growth at the education division, along with strong revenue growth at the cable division. Revenues were down at the Company’s newspaper publishing, magazine publishing and television broadcasting divisions. Advertising revenue decreased 9% in 2007, and circulation and subscriber revenue increased 6%. Education revenue increased 21% in 2007, and other revenue was up 8%. The decline in advertising revenue is due to declines in print advertising at The Washington Post, the absence of significant political and Olympics-related television advertising in 2007 and declines in the magazine publishing division. The increase in circulation and subscriber revenue is due to a 12% increase in subscriber revenue at the cable division from continued growth in all major product offerings. This increase was offset by a 5% decrease in circulation revenue at The Post, and a 6% decline in Newsweek circulation revenue due to subscription rate declines at the domestic and international editions of Newsweek. Revenue growth at Kaplan (about 38% of which was from acquisitions) accounted for the increase in education revenue.

Operating costs and expense for the year increased 7% to $3,703.4 million, from $3,445.1 million in 2006. The increase is primarily due to higher expenses from operating growth at Kaplan and Cable ONE, and increased stock compensation expense, offset by charges of $50.9 million in early retirement plan buyouts at The Washington Post and the Company’s corporate office in 2006.

Operating income for 2007 increased by 4% to $477.0 million, from $459.8 million in 2006. Operating results were significantly impacted by unusual or one-time operating items described above. Excluding these one-time or unusual items, results at the newspaper publishing, magazine publishing and television broadcasting divisions were down, generally due to

2007 FORM 10-K 41

weakness in advertising demand, offset by improved results at the Company’s education and cable television divisions.

The Company’s 2007 operating income includes $22.3 million of net pension credits, compared to $21.8 million in 2006. These amounts exclude $50.9 million in charges related to early retirement programs in 2006.

DIVISION RESULTS

Education Division. Education division revenue in 2007 increased 21% to $2,030.9 million, from $1,684.1 million in 2006. Excluding revenue from acquired businesses, education division revenue increased 13% in 2007. Kaplan reported operating income of $149.0 million for the year, compared to $130.2 million in 2006. Kaplan’s results for 2007 and 2006 were impacted by several unusual or one-time items (discussed below). The improvement in 2007 operating income was offset by a $13.6 million increase in stock compensation expense.

A summary of Kaplan’s operating results for 2007 compared to 2006 is as follows:

(in thousands)	2007	2006	% Change

Revenue
Higher education	$1,021,595	$855,757	19
Test prep	569,316	457,293	24
Professional	439,720	371,091	18
Kaplan corporate	1,261	—	—
Intersegment elimination	(1,003)	—	—

	$2,030,889	$1,684,141	21

Operating income (loss)
Higher education	$125,629	$100,690	25
Test prep	71,316	77,632	(8)
Professional	41,073	35,503	16
Kaplan corporate	(32,773)	(50,726)	35
Other	(55,964)	(32,910)	(70)
Intersegment elimination	(244)	—	—

	$149,037	$130,189	14

Higher education includes Kaplan’s domestic and international post-secondary education businesses, including fixed-facility colleges, as well as online post-secondary and career programs. Higher education revenue grew by 19% for 2007. Enrollments increased 11% to 80,000 at December 31, 2007, compared to 72,000 at December 31, 2006, due to enrollment growth in the online programs. Higher education results for the online programs in 2007 benefited from increases in both price and demand for higher priced advanced programs. Results at the fixed-facility colleges also benefited from course fee increases. Higher education results in 2007 were adversely affected by $2.7 million in lease termination charges; results in 2006 were adversely affected by $3.0 million in asset write-downs.

Test prep includes Kaplan’s standardized test preparation and English-language course offerings, as well as the K12 and Score! businesses. Test prep revenue grew 24% in 2007, largely due to the Aspect and PMBR acquisitions made in October 2006. Excluding revenue from acquired businesses, revenue grew 6% in 2007 due to overall strength in the traditional test preparation courses, offset by declines in revenue from the Score! business. Operating income for test prep declined in 2007 due to an $11.2 million Score! restructuring charge and weakness from the Score! and K12 businesses, offset by strong results from the Aspect and PMBR acquisitions and a $6.1 million revenue decrease in 2006 related to timing of courses and estimates of average course length. In the fourth quarter of 2007, Kaplan management announced plans to restructure the Score! business. In order to implement a revised business model, 75 Score! centers have been closed. After closings and consolidations, Score! has 80 centers that focus on providing computer-assisted instruction and small-group tutoring. The restructuring plan includes relocating certain management and terminating certain employees from closed centers. The Company incurred approximately $11.2 million in expenses in 2007 related to lease obligations, severance and accelerated depreciation of fixed assets. The Company completed an impairment review of Score! long-lived assets and intangibles in 2007 and determined that no impairment charge was necessary.

Professional includes Kaplan’s domestic and overseas professional businesses. Professional revenue grew 18% in 2007, largely due to the May 2006 acquisition of Tribeca; the March 2007 acquisition of EduNeering Holdings, Inc., a Princeton, NJ-based provider of knowledge management solutions for organizations in the pharmaceutical, medical device, healthcare, energy and manufacturing sectors; and the August 2007 acquisition of the education division of Financial Services Institute of Australasia. Excluding revenue from acquired businesses, professional revenue grew 8% in 2007. The revenue increase is a result of higher revenues at Kaplan Professional (U.K.) due primarily to favorable exchange rates, and from growth in the Schweser CFA exam course offerings, offset by continued soft market demand for professional’s insurance, securities, real estate book publishing and real estate course offerings. Operating income increased in 2007 due to strong results at Kaplan Professional (U.K.) and $6.9 million in transition costs at Tribeca in 2006, offset by weakness in professional’s insurance, securities and real estate businesses. Also, Kaplan Professional (U.S.) recorded a $6.0 million charge in the fourth quarter of 2007, comprised of a write-off of an integrated software product under development and severance costs in connection with the restructuring of Kaplan Professional (U.S.). As part of the restructuring, product changes are being implemented and certain operations are in the process of being decentralized, in addition to employee terminations. Additional severance and other restructuring related expenses of an estimated $3.0 million are expected to be incurred in 2008.

Corporate represents unallocated expenses of Kaplan, Inc.’s corporate office and other minor activities. Corporate expenses declined in 2007 primarily due to the fourth quarter 2006 charge of $13.0 million related to an agreement to settle a

 42 THE WASHINGTON POST COMPANY

lawsuit, along with a reduction in technology and other general expenses in the fourth quarter of 2007.

Other includes charges for incentive compensation arising from equity awards under the Kaplan stock option plan, which was established for certain members of Kaplan’s management. Kaplan recorded stock compensation expense of $41.3 million in 2007, compared to $27.7 million in 2006 (excluding stock compensation recorded in the first quarter of 2006 related to a change in accounting discussed below). The increase in the charge for 2007 reflects growth and improved prospects for several Kaplan businesses, as well as an increase in public market values of other education companies. In addition, Other includes amortization of certain intangibles, which increased by $9.5 million in 2007, due to recent Kaplan acquisitions.

Newspaper Publishing Division. Newspaper publishing division revenue in 2007 decreased 7% to $889.8 million, from $961.9 million in 2006. Division operating income for 2007 totaled $66.4 million, compared to $63.4 million in 2006. The increase in operating income for 2007 is due primarily to $47.1 million in pre-tax charges associated with early retirement plan buyouts at The Washington Post during 2006. Excluding this charge, operating income was down sharply for 2007 due to a decline in division revenues and a $2.3 million pre-tax gain on the sale of property in 2006, partially offset by a reduction in newspaper division operating expenses, including a 19% reduction in newsprint expense. Operating margin at the newspaper publishing division was 7% for 2007 and 2006; however, the 2007 operating margin declined significantly, excluding the $47.1 million in early retirement plan buyouts in 2006.

Print advertising revenue at The Post in 2007 declined 13% to $496.2 million, from $573.2 million in 2006. The decline in 2007 is due to reductions in real estate, classified, general and retail. Daily circulation at The Post declined 3.6%, and Sunday circulation declined 3.7% in 2007; average daily circulation totaled 649,700 (unaudited), and average Sunday circulation totaled 902,500 (unaudited).

During 2007, revenue generated by the Company’s online publishing activities, primarily washingtonpost.com, increased 11% to $114.2 million, from $102.7 million in 2006. Display online advertising revenue grew 16% and online classified advertising revenue on washingtonpost.com increased 10%. A small portion of the Company’s online publishing revenue is included in the magazine publishing division.

In February 2008, the Company announced that a Voluntary Retirement Incentive Program will be offered in 2008 to some employees of The Washington Post newspaper and the Company’s corporate office in light of the current economic environment and to assure the future strength of the business. The cost of the program will be funded primarily from the assets of the Company’s pension plans. The Company also announced that The Post will close its College Park, MD, printing plant in early 2010, after two presses are moved to The Post’s Springfield, VA, plant.

Television Broadcasting Division. Revenue for the television broadcasting division decreased 6% to $340.0 million in 2007, from $361.9 million in 2006. The revenue decline is due to a $28.6 million decrease in political advertising and $6.3 million in incremental winter Olympics-related advertising at the Company’s NBC affiliates in the first quarter of 2006.

In July 2007, the Company entered into a transaction to sell and lease back its current Miami television station facility; a $9.5 million gain was recorded as a reduction to expense in 2007. The Company has purchased land and is building a new Miami television station facility, which is expected to be completed in 2009.

Operating income for 2007 declined 12% to $142.1 million, from $160.8 million in 2006. The decline in operating income is primarily related to the absence of significant political and Olympics revenue in 2007, as well as increased programming expenses, offset by the $9.5 million gain on the sale of property at the Miami television station. Operating margin at the broadcast division was 42% for 2007 and 44% for 2006; however, the operating margin in 2007 would have been lower without the $9.5 million gain from the sale of property at the Miami television station.

Competitive market position remained strong for the Company’s television stations. KSAT in San Antonio and WPLG in Miami ranked number one in the November 2007 ratings period, Monday through Friday, sign-on to sign-off; WDIV in Detroit, WKMG in Orlando and WJXT in Jacksonville ranked second; and KPRC in Houston ranked third.

Magazine Publishing Division. Revenue for the magazine publishing division totaled $288.4 million in 2007, a 13% decline from $331.0 million for 2006. Magazine publishing division results in 2006 included revenue of $23.4 million from PostNewsweek Tech Media, which was sold in December 2006. The remainder of the revenue decline is due primarily to a 9% reduction in Newsweek advertising revenue for 2007, due to fewer ad pages at both the Newsweek domestic and international editions, despite one additional domestic and international issue in 2007. The revenue decline was offset by increased revenue at Arthur Frommer’s Budget Travel.

Operating income totaled $31.4 million in 2007, compared to $27.9 million for 2006. Magazine publishing division results in 2006 included an operating loss of $8.8 million from PostNewsweek Tech Media, largely the result of a goodwill impairment charge of $9.9 million in the third quarter of 2006. Excluding PostNewsweek Tech Media, operating income at the magazine publishing division was down due primarily to advertising revenue reductions, offset by lower overall operating expenses. Operating margin at the magazine publishing division was 11% in 2007 and 8% for 2006, including the pension credit, with the increase primarily due to losses at PostNewsweek Tech Media in 2006. If the pension credit is excluded, the division would have had operating losses in 2007 and 2006.

2007 FORM 10-K 43

In January 2008, the Company announced a Voluntary Retirement Incentive Program, which is being offered to certain Newsweek employees. The program includes enhanced retirement benefits and should be completed by the end of the first quarter of 2008; it will be funded primarily from the assets of the Company’s pension plans.

Cable Television Division. Cable television division revenue of $626.4 million for 2007 represents an 11% increase from $565.9 million in 2006. The 2007 revenue increase is due to continued growth in the division’s cable modem and digital revenues, along with revenues from telephony services. The cable division did not raise basic video cable service rates in 2007, having last implemented a basic video cable service rate increase of $3 per month at most of its systems effective February 1, 2006. In September 2007, a $3.05 monthly rate increase was implemented for a majority of high-speed data subscribers. Effective January 1, 2008, the cable division implemented a basic video cable service rate increase of $3.50 per month at nearly all of its systems.

Cable division operating income increased in 2007 to $123.7 million, from $120.0 million in 2006. This increase is due to the division’s revenue growth, offset by increases in programming, telephony and technical costs. The annual trends are also impacted by certain activity in the prior year. In 2006, the cable division incurred an estimated $5.4 million in incremental cleanup and repair expense from Hurricane Katrina, offset by $10.4 million in 2006 insurance recoveries. Operating margin at the cable television division was 20% in 2007, compared to 21% in 2006.

At December 31, 2007, Revenue Generating Units (RGUs) grew 11% due to continued growth in high-speed data and telephony subscribers and increases in the basic video and digital video subscriber categories. The cable division began offering telephone service on a very limited basis in the second quarter of 2006; as of December 31, 2007, telephone service is being offered in all or part of systems representing 90% of homes passed. A summary of RGUs is as follows:

Cable Television Division	December 31,	December 31,
Subscribers	2007	2006

Basic	702,669	693,550
Digital	223,931	213,873
High-speed data	341,034	289,010
Telephony	58,640	2,925

Total	1,326,274	1,199,358

RGUs include about 6,700 subscribers who receive free basic video service, primarily local governments, schools and other organizations as required by various franchise agreements.

Below are details of cable division capital expenditures for 2007 and 2006 in the NCTA Standard Reporting Categories (in millions):

	2007	2006

Customer premise equipment	$52.5	$49.7
Commercial	—	0.1
Scalable infrastructure	20.6	24.4
Line extensions	21.1	19.4
Upgrade/rebuild	12.8	9.5
Support capital	31.3	39.4

Total	$138.3	$142.5

Other Businesses and Corporate Office. In October 2007, the Company acquired the outstanding stock of CourseAdvisor, Inc., a premier online lead generation provider, headquartered in Wakefield, MA. In 2006, the Company made a small investment in CourseAdvisor. Through its search engine marketing expertise and proprietary technology platform, CourseAdvisor generates student leads for the post-secondary education market. CourseAdvisor operates as an independent subsidiary of the Company.

In 2007, other businesses and corporate office included the expenses associated with the Company’s corporate office and the operating results of CourseAdvisor since its October 2007 acquisition. In 2006, other businesses and corporate office included the expenses of the Company’s corporate office. Revenue for other businesses (CourseAdvisor) totaled $6.6 million in 2007. Operating expenses were $42.2 million in 2007 and $42.5 million in 2006. The decline in expenses for 2007 is due to $3.8 million in pre-tax charges recorded in 2006 related to early retirement plan buyouts at the corporate office and other expense reductions at the corporate office, offset by expenses from CourseAdvisor.

Equity in Earnings (Losses) of Affiliates. The Company’s equity in earnings of affiliates for 2007 was $6.0 million, compared to $0.8 million in 2006. In the first quarter of 2007, the Company’s equity in earnings of affiliates included a gain of $8.9 million on the sale of land at the Company’s Bowater Mersey affiliate; however, operating losses at Bowater Mersey in 2007 largely offset the gain. The Company’s affiliate investments at the end of 2007 consisted primarily of a 49% interest in Bowater Mersey Paper Company Limited. In November 2006, the Company sold its 49% interest in BrassRing and recorded a pre-tax non-operating gain of $43.2 million in 2006.

Non-Operating Items. The Company recorded other non-operating income, net, of $10.8 million in 2007, compared to $73.4 million in 2006. The 2007 non-operating income, net, included $8.8 million in foreign currency gains and other non-operating items. The 2006 non-operating income, net, comprised a $43.2 million gain from the sale of the Company’s interest in BrassRing, $33.8 million in gains related to sales of marketable equity securities and $11.9 million in foreign currency gains, offset by a $14.2 million write-down of a marketable equity security and other non-operating items.

 44 THE WASHINGTON POST COMPANY

A summary of non-operating income (expense) for the years ended December 30, 2007 and December 31, 2006 follows (in millions):

	2007	2006

Foreign currency gains	$8.8	$11.9
Gain on sales of marketable equity securities	0.4	33.8
Gain on sale of affiliate	—	43.2
Impairment write-downs on investments	—	(15.1)
Other gains (losses)	1.6	(0.3)

Total	$10.8	$73.5

The Company incurred net interest expense of $12.7 million in 2007, compared to $14.9 million in 2006. At December 30, 2007, the Company had $490.1 million in borrowings outstanding at an average interest rate of 5.3%; at December 31, 2006, the Company had $407.2 million in borrowings outstanding at an average interest rate of 5.5%.

Income Taxes. The effective tax rate was 40.0% for 2007 and 36.5% for 2006. As previously discussed, results for 2007 included an additional $12.9 million in income tax expense related to the Company’s Bowater Mersey affiliate and a $6.3 million income tax benefit related to a change in certain state income tax laws enacted in the second quarter of 2007. Both of these are non-cash items in 2007, impacting the Company’s long-term net deferred income tax liabilities. Excluding the impact of these items, the effective tax rate for 2007 was 38.6%. The higher effective tax rate in 2007 compared to 2006 was primarily due to higher state taxes and an increase in nondeductible compensation expenses. The Company expects an effective tax rate in 2008 of approximately 38.5% to 39.0%.

Cumulative Effect of Change in Accounting Principle.  In the first quarter of 2006, the Company adopted SFAS 123R, which requires companies to record the cost of employee services in exchange for stock options based on the grant-date fair value of the awards. SFAS 123R did not have any impact on the Company’s results of operations for Company stock options as the Company had adopted the fair-value-based method of accounting for Company stock options in 2002. However, the adoption of SFAS 123R required the Company to change its accounting for Kaplan equity awards from the intrinsic value method to the fair-value-based method of accounting. As a result, in the first quarter of 2006, the Company reported a $5.1 million after-tax charge for the cumulative effect of change in accounting for Kaplan equity awards ($8.2 million in pre-tax Kaplan stock compensation expense).

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

Revenue for 2006 was $3,904.9 million, up 10% compared to revenue of $3,553.9 million in 2005. The increase is due mostly to significant revenue growth at the education division, increases at the cable and television broadcasting divisions, and a small increase at the newspaper publishing division, offset by a decline at the magazine publishing division. Advertising revenue increased 3% in 2006, and circulation and subscriber revenue increased 4%. Education revenue increased 19% in 2006, and other revenue was up 7%. The increase in advertising revenue is due primarily to increased revenue at the television broadcasting

2007 FORM 10-K 45

and magazine publishing divisions, offset by declines in print advertising at The Washington Post. The increase in circulation and subscriber revenue is due to an 11% increase in subscriber revenue at the cable division from continued growth in cable modem, basic and digital service revenue. This increase was offset by a 4% decrease in circulation revenue at The Post, and an 11% decline in Newsweek circulation revenue due to subscription rate declines at the domestic edition and international editions of Newsweek and subscription rate base declines at certain of the international editions. Revenue growth at Kaplan, Inc. (about 31% of which was from acquisitions) accounted for the increase in education revenue.

Operating costs and expenses for the year increased 13% to $3,445.1 million, from $3,039.0 million in 2005. The increase is primarily due to higher expenses from operating growth, increased stock compensation expense at the education division, charges of $50.9 million in early retirement plan buyouts at The Washington Post and the Company’s corporate office, and a reduced pension credit.

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

DIVISION RESULTS

Education Division. Education division revenue in 2006 increased 19% to $1,684.1 million, from $1,412.4 million in 2005. Excluding revenue from acquired businesses, education division revenue increased 13% in 2006. Kaplan reported operating income of $130.2 million for the year, compared to $157.8 million in 2005. The decline is due to a $24.7 million increase in stock compensation expense; a $13.0 million charge related to an agreement to settle a lawsuit; a $13.3 million operating income decline at Kaplan Professional’s real estate businesses; $11.9 million in transition costs and operating losses from acquisitions and start-ups; a reduction in revenue growth at Kaplan’s test prep division due to a fourth quarter $6.1 million revenue decrease related to timing of courses and estimates of average course length; and $3.0 million in asset write-downs at the higher education division. These declines were offset by operating income growth at Kaplan’s higher education businesses.

In the second quarter of 2006, Kaplan completed the acquisitions of two businesses: Tribeca Learning Limited, a leading provider of education to the Australian financial services sector, and SpellRead, originator of SpellRead Phonological Auditory Training, a reading intervention program for struggling students. In October 2006, Kaplan completed the acquisitions of two additional businesses: Aspect Education Limited, a major provider of English-language instruction in the U.K., Ireland, Australia, New Zealand, Canada and the U.S.; and PMBR, a nationwide provider of test preparation for the Multistate Bar Exam. Tribeca is included in Kaplan professional, and the other acquisitions are included in Kaplan test prep. As noted above, Kaplan incurred $11.9 million in transition costs and operating losses from these acquired businesses and start-ups.

A summary of operating results for 2006 compared to 2005 is as follows (in thousands):

(In thousands)	2006	2005	% Change

Revenue
Higher education	$855,757	$707,966	21
Test prep	457,293	391,456	17
Professional	371,091	312,972	19

	$1,684,141	$1,412,394	19

Operating income (loss)
Higher education	$100,690	$77,728	30
Test prep	77,632	75,940	2
Professional	35,503	46,067	(23)
Kaplan corporate	(50,726)	(33,305)	(52)
Other	(32,910)	(8,595)	—

	$130,189	$157,835	(18)

Higher education includes Kaplan’s domestic and international post-secondary education businesses, including fixed-facility colleges, as well as online post-secondary and career programs. Higher education revenue grew by 21% for 2006. Excluding revenue from acquired businesses, higher education revenue grew 19% for 2006. Higher education enrollments increased 8% to 72,000 at December 31, 2006, compared to 66,500 at December 31, 2005, with most of the enrollment growth occurring in the online programs. Higher education results for the online programs in 2006 benefited from increases in both price and demand, as well as an increase in the number of course offerings. Higher education results were adversely affected by $3.0 million in asset write-downs related to three campuses in the fourth quarter of 2006.

Test prep includes Kaplan’s standardized test preparation and English-language course offerings, as well as the K12 and Score! businesses. Test prep revenue grew 17% in 2006, due to strong enrollment in the GMAT, MCAT, nursing and English-language course offerings, as well as from acquisitions (the October 2006 Aspect and PMBR acquisitions and the August 2005 acquisition of The Kidum Group, the leading provider of test preparation services in Israel), offset by declines at Score! Excluding revenue from acquired businesses, revenue grew 9% in 2006. Operating income was up slightly due to overall revenue growth, offset by the reduction in revenue growth at Kaplan’s test prep division due to a fourth quarter revenue decrease related to timing of courses and estimates of average course length (discussed above), as well as a decline in operating income at Score!

 46 THE WASHINGTON POST COMPANY

Professional includes Kaplan’s domestic and overseas professional businesses. Professional revenue grew 19% in 2006, largely due to the May 2006 acquisition of Tribeca, the May 2005 acquisition of Singapore-based Asia Pacific Management Institute, a private education provider for students in Asia, and the April 2005 acquisition of BISYS Education Services, a provider of licensing education and compliance solutions for financial services institutions and professionals. Excluding revenue from acquired businesses, professional revenue grew 5% in 2006. The revenue increase is a result of higher revenues at Kaplan Professional (U.K.) due to favorable exchange rates, higher enrollments, price increases and an acquisition, offset by soft market demand for Kaplan professional’s real estate book publishing and real estate course offerings. Operating income declined in 2006 due to $6.9 million in transition costs at Tribeca in 2006, as well as a $13.3 million decline in operating income for the real estate businesses of Kaplan professional, offset by strong results at Kaplan Professional (U.K.).

Corporate overhead represents unallocated expenses of Kaplan, Inc.’s corporate office and other minor activities. Corporate expenses increased in 2006 primarily due to a fourth quarter 2006 charge of $13.0 million related to an agreement to settle a lawsuit.

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

Newspaper Publishing Division. Newspaper publishing division revenue in 2006 increased 1% to $961.9 million, from $957.1 million in 2005. Division operating income for 2006 totaled $63.4 million, compared to $125.4 million in 2005. The decline in operating results for 2006 is due primarily to $47.1 million in pre-tax charges associated with early retirement plan buyouts at The Washington Post and a decrease in print advertising at The Post, offset by improved results at the division’s online publishing activities, both washingtonpost.com and Slate, and a $2.3 million pre-tax gain on the sale of property. Operating income at the newspaper division was also adversely impacted in 2006 by a 4% increase in newsprint expense for the entire newspaper division. Operating margin at the newspaper publishing division was 7% for 2006 and 13% for 2005, with the decline primarily due to the $47.1 million in early retirement plan buyouts.

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

2007 FORM 10-K 47

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

At December 31, 2006, the Gulf Coast region showed increases in all Revenue Generating Unit (RGU) categories compared to estimated subscriber counts as of December 31, 2005. For all other regions, there was an increase in RGUs due to continued growth in high-speed data subscribers, offset by a decline in basic video and digital video subscriber categories primarily as a result of the $3 monthly basic rate increase implemented in February 2006. The cable division began offering telephone services on a very limited basis in the second quarter of 2006; as of December 31, 2006, telephone services were being offered to about half of homes passed.

A summary of RGUs broken down by Gulf Coast and all other regions is as follows:

Cable Television Division	December 31,	December 31,
Subscribers	2006	2005*

Gulf Coast Region
Basic	84,531	72,770
Digital	31,686	27,501
High-speed data	36,335	24,049
Telephony	—	—

Total	152,552	124,320

All Other Regions
Basic	609,019	616,408
Digital	182,187	186,900
High-speed data	252,675	210,012
Telephony	2,925	—

Total	1,046,806	1,013,320

Total
Basic	693,550	689,178
Digital	213,873	214,401
High-speed data	289,010	234,061
Telephony	2,925	—

Total	1,199,358	1,137,640

*	Gulf Coast region subscriber figures as of December 31, 2005 are estimated and reflect a 21,400, 7,700 and 3,100 decline, respectively, in estimated basic, digital and high-speed data subscribers due to Hurricane Katrina.

RGUs include about 6,500 subscribers who receive free basic video service, primarily local governments, schools and other organizations as required by various franchise agreements.

Below are details of cable division capital expenditures for 2006 and 2005 in the NCTA Standard Reporting Categories (in millions):

	2006	2005

Customer premise equipment	$49.7	$30.0
Commercial	0.1	0.2
Scalable infrastructure	24.4	8.1
Line extensions	19.4	14.6
Upgrade/rebuild	9.5	13.1
Support capital	39.4	45.3

Total	$142.5	$111.3

Corporate Office. Operating expenses for the Company’s corporate office increased to $42.5 million in 2006, from $32.6 million in 2005. The increase is due to $3.8 million in pre-tax charges recorded in the second quarter of 2006 associated with early retirement plan buyouts at the corporate

 48 THE WASHINGTON POST COMPANY

office, increased technology costs and other compensation related expenses.

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

Non-Operating Items. The Company recorded other non-operating income, net, of $73.5 million in 2006, compared to $9.0 million in 2005. The 2006 non-operating income, net, comprised a $43.2 million gain from the sale of the Company’s interest in BrassRing, $33.8 million in gains related to the sales of marketable equity securities and $11.9 million in foreign currency gains, offset by a $14.2 million write-down of a marketable equity security and other non-operating items. The 2005 non-operating income comprised $17.8 million in gains related to the sales of non-operating land and marketable equity securities, offset by $8.1 million in foreign currency losses and other non-operating items.

A summary of non-operating income (expense) for the years ended December 31, 2006 and January 1, 2006 follows (in millions):

	2006	2005

Gain on sale of affiliate	$43.2	$—
Gain on sales of marketable equity securities	33.8	12.7
Foreign currency gains (losses), net	11.9	(8.1)
Impairment write-downs on investments	(15.1)	(1.5)
Gain on sales of non-operating land	—	5.1
Other (losses) gains	(0.3)	0.8

Total	$73.5	$9.0

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

Cumulative Effect of Change in Accounting Principle. In the first quarter of 2006, the Company adopted SFAS 123R, which requires companies to record the cost of employee services in exchange for stock options based on the grant-date fair value of the awards. SFAS 123R did not have any impact on the Company’s results of operations for Company stock options as the Company had adopted the fair-value-based method of accounting for Company stock options in 2002. However, the adoption of SFAS 123R required the Company to change its accounting for Kaplan equity awards from the intrinsic value method to the fair-value-based method of accounting. As a result, in the first quarter of 2006, the Company reported a $5.1 million after-tax charge for the cumulative effect of change in accounting for Kaplan equity awards ($8.2 million in pre-tax Kaplan stock compensation expense).

FINANCIAL CONDITION: CAPITAL RESOURCES AND LIQUIDITY

Acquisitions and Dispositions. During 2007, the Company acquired businesses for a total cost of $296.3 million, financed with cash and $2.0 million in debt. Kaplan acquired nine businesses in its higher education, test prep and professional divisions, of which the largest two were the Kaplan professional acquisition of EduNeering Holdings, Inc., a Princeton, NJ-based provider of knowledge management solutions for organizations in the pharmaceutical, medical device, healthcare, energy and manufacturing sectors; and the education division of Financial Services Institute of Australasia. In October 2007, the Company acquired the outstanding stock of CourseAdvisor Inc., a premier online lead generation provider, headquartered in Wakefield, MA. Through its search engine marketing expertise and proprietary technology platform, CourseAdvisor generates student leads for the post-secondary education market. CourseAdvisor operates as an independent subsidiary of the Company. Most of the purchase price for the 2007 acquisitions has been allocated on a preliminary basis to goodwill and other intangibles.

Also in 2007, the cable division acquired subscribers in the Boise, ID area for $4.3 million. Most of the purchase price for this transaction has been allocated to indefinite-lived intangibles and property, plant and equipment.

In connection with the 2007 acquisitions, additional purchase consideration of approximately $22 million is contingent on the achievement of certain future operating results; such amounts have largely been funded in escrow and are not included in the Company’s purchase accounting as of December 30, 2007. Any additional purchase consideration related to these contingencies is expected to be recorded as goodwill.

In July 2007, the television broadcasting division entered into a transaction to sell and lease back its current Miami television station facility; a $9.5 million gain was recorded as reduction to expense in the third quarter of 2007. An additional $1.9 million deferred gain is being amortized over the leaseback period. The television broadcasting division has purchased land and is building a new Miami television station facility that is expected to be completed in 2009.

During the second quarter of 2007, Kaplan purchased a 40% interest in ACE Education, a provider of education in China that provides preparation courses for entry to U.K. universities, along with degree and professional training programs at campuses throughout China. In February 2008, Kaplan exercised an option to increase its investment in ACE Education to a majority interest.

2007 FORM 10-K 49

During 2006, Kaplan acquired 11 businesses in its test prep, professional and higher education divisions for a total of $143.4 million, financed with cash. The largest of these included Tribeca Learning Limited, a leading provider of education to the Australian financial services sector; SpellRead, originator of SpellRead Phonological Auditory Training, a reading intervention program for struggling students; Aspect Education Limited, a major provider of English-language instruction with schools located in the U.K., Ireland, Australia, New Zealand, Canada and the U.S.; and PMBR, a nationwide provider of test preparation for the Multistate Bar Exam. Most of the purchase price for the 2006 acquisitions was allocated to goodwill and other intangibles.

In the fourth quarter of 2006, the Company recorded a $43.2 million pre-tax gain on the sale of BrassRing, in which the Company held a 49% interest. Also in the fourth quarter of 2006, the Company recorded a $1.5 million loss on the sale of PostNewsweek Tech Media, which was part of the Company’s magazine publishing segment.

During 2005, Kaplan acquired 10 businesses in its higher education, professional and test prep divisions for a total of $140.1 million, financed with cash and $3.0 million in debt. The largest of these included BISYS Education Services, a provider of licensing education and compliance solutions for financial service institutions and professionals; The Kidum Group, the leading provider of test preparation services in Israel; and Asia Pacific Management Institute, a private education provider for undergraduate and postgraduate students in Asia. In January 2005, the Company completed the acquisition of Slate, the online magazine, which is included as part of the Company’s newspaper publishing division. Most of the purchase price for the 2005 acquisitions was allocated to goodwill and other intangibles, and property, plant and equipment.

Capital Expenditures. During 2007, the Company’s capital expenditures totaled $290.0 million. The Company’s capital expenditures for 2007, 2006 and 2005 are disclosed in Note O to the Consolidated Financial Statements. The Company estimates that its capital expenditures will be in the range of $350 million to $375 million in 2008, with the increases due primarily to a new television station facility under construction in Miami and a headquarters office relocation at Newsweek.

Investments in Marketable Equity Securities. At December 30, 2007, the fair value of the Company’s investments in marketable equity securities was $469.5 million, which includes $417.8 million in Berkshire Hathaway Inc. Class A and B common stock and $51.7 million in the common stock of a publicly traded education company.

At December 30, 2007 and December 31, 2006, the gross unrealized gain related to the Company’s Berkshire stock investment totaled $232.9 million and $140.9 million, respectively. The Company presently intends to hold the Berkshire common stock investment long term, thus the investment has been classified as a non-current asset in the Consolidated Balance Sheets. The gross unrealized gain related to the Company’s other marketable equity security investments totaled $23.0 million and $0.1 million at December 30, 2007 and December 31, 2006, respectively.

In January and February 2008, the Company purchased approximately $60 million in the common stock of Corinthian Colleges, Inc., a publicly traded education company.

Common Stock Repurchases and Dividend Rate. During 2007 and 2006, the Company repurchased 54,506 shares and 77,300 shares, respectively, of its Class B common stock at a cost of $42.0 million and $56.6 million, respectively. In 2005, there were no share repurchases. At December 30, 2007, the Company had authorization from the Board of Directors to purchase up to 410,994 shares of Class B common stock. The annual dividend rate for 2008 was increased to $8.60 per share, from $8.20 per share in 2007 and from $7.80 per share in 2006.

Liquidity. At December 30, 2007, the Company had $321.5 million in cash and cash equivalents, compared to $348.1 million at December 31, 2006. As of December 30, 2007 and December 31, 2006, the Company had commercial paper and money market investments of $5.1 million and $142.9 million, respectively, that are classified as “Cash and cash equivalents” in the Company’s Consolidated Balance Sheets.

At December 30, 2007, the Company had $84.8 million in commercial paper borrowing outstanding at an average interest rate of 4.5% with various maturities through the first quarter of 2008. In addition, the Company had outstanding $399.7 million of 5.5% unsecured notes due February 15, 2009 and $5.6 million in other debt. The unsecured notes require semi-annual interest payments of $11.0 million, payable on February 15 and August 15.

During 2007, the Company’s borrowings, net of repayments, increased by $82.9 million, and the Company’s commercial paper and money market investments decreased by $137.8 million.

During 2006, the Company replaced its expiring $250 million 364-day revolving credit facility and its 5-year $350 million revolving credit facility with a new $500 million 5-year revolving credit facility on essentially the same terms. The new facility expires in August 2011. This revolving credit facility agreement supports the issuance of the Company’s short-term commercial paper and provides for general corporate purposes.

As previously noted, the Company has $399.7 million in unsecured notes that mature on February 15, 2009. As of December 30, 2007, the Company had sufficient cash and marketable equity securities that could be used to pay off this debt at maturity. In addition, the Company could refinance some or all of this debt by issuing commercial paper under its $500 million commercial paper program or by borrowing money in the capital markets.

During 2007 and 2006, the Company had average borrowings outstanding of approximately $412.1 million and $418.7 million, respectively, at average annual interest rates of approximately 5.5%.

 50 THE WASHINGTON POST COMPANY

The Company incurred net interest costs on its borrowings of $12.7 million and $14.9 million, respectively, during 2007 and 2006.

At December 30, 2007 and December 31, 2006, the Company had a working capital deficit of $18.5 million and working capital of $123.2 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.

The Company’s net cash provided by operating activities, as reported in the Company’s Consolidated Statements of Cash Flows, was $581.2 million in 2007, compared to $594.8 million in 2006.

The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and, to a lesser extent, through commercial paper borrowings. In management’s opinion, the Company will have ample liquidity to meet its various cash needs in 2008.

The following reflects a summary of the Company’s contractual obligations and commercial commitments as of December 30, 2007:

	Contractual Obligations
	(in thousands)
	2008	2009	2010	2011	2012	Thereafter	Total

Debt and interest	$111,585	$411,700	$75	$—	$—	$—	$523,360
Programming purchase commitments(1)	159,455	135,685	113,309	103,640	68,906	107,252	688,247
Operating leases	125,526	111,568	98,143	81,400	69,358	214,206	700,201
Other purchase obligations(2)	247,070	66,614	45,500	29,079	16,107	25,500	429,870
Long-term liabilities(3)	5,513	5,253	6,208	7,163	8,118	63,248	95,503

Total	$649,149	$730,820	$263,235	$221,282	$162,489	$410,206	$2,437,181

(1)	Includes commitments for the Company’s television broadcasting and cable television businesses that are reflected in the Company’s Consolidated Balance Sheets and commitments to purchase programming to be produced in future years.

(2)	Includes purchase obligations related to newsprint contracts, printing contracts, employment agreements, circulation distribution agreements, capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the table above. Any amounts for which the Company is liable under purchase orders are reflected in the Company’s Consolidated Balance Sheets as “Accounts payable and accrued liabilities.”

(3)	Primarily made up of postretirement benefit obligations other than pensions. The Company has other long-term liabilities excluded from the table above, including obligations for deferred compensation, long-term incentive plans and long-term deferred revenue.

Other Commercial Commitments
(in thousands)
Fiscal Year	Line of Credit

2008	$—
2009	—
2010	—
2011	500,000
2012	—
Thereafter	—

Total	$500,000

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

Revenue Recognition and Trade Accounts Receivable, Less Estimated Returns, Doubtful Accounts and Allowances. The Company’s revenue recognition policies are described in Note A to the Consolidated Financial Statements. Education revenue is recognized ratably over the period during which educational services are delivered. At Kaplan’s test prep division, estimates of average student course length are developed for each course, along with estimates for the anticipated level of student drops and refunds from test performance guarantees, and these estimates are evaluated on an ongoing basis and adjusted as necessary. As Kaplan’s businesses and related course offerings have expanded, including distance-learning businesses and contracts with school districts as part of its K12 business, the complexity and significance of management estimates have increased. Revenues from magazine retail sales are recognized on the later of delivery or the cover date, with adequate provision made for anticipated sales returns. The Company bases its estimates for sales returns on historical experience and has not experienced significant fluctuations between estimated and actual return activity.

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

Pension Costs. Excluding special termination benefits related to early retirement programs, the Company’s net pension credit was $22.3 million, $21.8 million and $37.9 million for 2007, 2006 and 2005, respectively. The Company’s pension benefit costs are actuarially determined and are impacted significantly by the Company’s assumptions related to future events, including the discount rate, expected return on plan assets and rate of compensation increases. At January 2, 2005, the Company reduced its discount rate assumption from 6.25% to 5.75%, and during the first quarter of 2005, the Company changed to a more current Mortality Table. As a result, the pension credit in 2005 declined by $4.0 million compared to 2004. At January 1, 2006, the Company reduced its expected return on plan assets from 7.5% to 6.5%; the pension credit for 2006 declined by

2007 FORM 10-K 51

$16.1 million compared to 2005, largely due to this change. At December 31, 2006, the Company raised its discount rate assumption from 5.75% to 6.0%; the pension credit for 2007 increased slightly compared to 2006. At December 30, 2007, the discount rate and expected rate of return assumptions will remain at 6.0% and 6.5%, respectively. The pension credit for 2008 is expected to increase by approximately $4.0 million compared to 2007, as a result of higher than expected investment returns on plan assets in 2007. For each one-half percent increase or decrease to the Company’s assumed expected return on plan assets, the pension credit increases or decreases by approximately $8 million. For each one-half percent increase or decrease to the Company’s assumed discount rate, the pension credit increases or decreases by approximately $2 million. The Company’s actual rate of return on plan assets was 7.7% in 2007, 9.0% in 2006 and 7.6% in 2005, based on plan assets at the beginning of each year.

The Company adopted Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” on December 31, 2006. SFAS 158 has no impact on pension or other postretirement plan expense or credit recognized in the Company’s results of operations, but the new standard required the Company to recognize the funded status of pension and other postretirement benefit plans on its balance sheet at December 31, 2006. The overall impact of the adoption of SFAS 158, taking into account the Company’s pension and other postretirement plans, was a $270 million increase in the Company’s Common Shareholders’ Equity (accumulated other comprehensive income). Of this increase, $246 million related to the Company’s recognizing the funded status of the Company’s pension plans. At December 30, 2007, the overall impact of SFAS 158 increased by about $28 million to $298 million. Of this amount, $268 million relates to the funded status of the Company’s pension plans. Note J to the Consolidated Financial Statements provides additional details surrounding pension costs and related assumptions.

Kaplan Stock Compensation. The Kaplan stock option plan was adopted in 1997 and initially reserved 15%, or 150,000 shares of Kaplan’s common stock, for awards to be granted under the plan to certain members of Kaplan management. Under the provisions of this plan, options are issued with an exercise price equal to the estimated fair value of Kaplan’s common stock, and options vest ratably over the number of years specified (generally four to five years) at the time of the grant. Upon exercise, an option holder may receive Kaplan shares or cash equal to the difference between the exercise price and the then fair value.

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

The amount of compensation expense varies directly with the estimated fair value of Kaplan’s common stock, the number of options outstanding and the key assumptions used to determine the fair value of Kaplan stock options under the Black-Scholes method (these key assumptions include expected life, interest rate, volatility and dividend yield). The estimated fair value of Kaplan’s common stock is based upon a comparison of operating results and public market values of other education companies and is determined by the Company’s compensation committee of the Board of Directors (the committee), with input from management and an independent outside valuation firm. Over the past several years, the value of education companies has fluctuated significantly, and consequently, there has been significant volatility in the amounts recorded as expense each year, as well as on a quarterly basis.

A small number of key Kaplan executives continue to hold the remaining 69,662 outstanding Kaplan stock options (representing about 4.9% of Kaplan’s common stock), which expire in 2011. In January 2008, the committee set the fair value price at $2,700 per share. Option holders have a 30-day window in which to exercise at this price, after which time the committee has the right to determine a new price in the event of an exercise. Also in the first two months of 2008, 26,656 Kaplan stock options were exercised, and 21,325 Kaplan stock options were awarded at an option price of $2,700 per share.

The compensation committee awarded to a senior manager of Kaplan shares equal in value to $4.8 million, $4.6 million and $4.8 million for the 2007, 2006 and 2005 fiscal year, respectively, and the expense of these awards was recorded in the Company’s results of operations for each relevant fiscal year. As a result, in the first quarter of 2008, 1,778 Kaplan shares will be issued related to the 2007 share awards, based on the January 2008 valuation of $2,700 per share value. In the first quarter of 2007 and second quarter of 2006, 2,175 and 2,619 shares were issued related to the 2006 and 2005 Kaplan share awards. In the fourth quarter of 2007, a senior manager exercised Kaplan stock options and received 1,750 Kaplan shares.

Kaplan recorded stock compensation expense of $41.3 million for 2007, compared to $27.7 million for 2006 and $3.0 million for 2005, excluding Kaplan stock compensation expense in 2006 of $8.2 million as a result of the change in accounting under SFAS 123R. In 2007, 2006 and 2005, total net payouts were $8.1 million, $31.1 million and $35.2 million, respectively. At December 30, 2007, the Company’s accrual balance related to Kaplan stock-based compensation totaled

 52 THE WASHINGTON POST COMPANY

$101.2 million. If Kaplan’s profits increase and the value of education companies increases in 2008, there will be significant Kaplan stock-based compensation in 2008.

Note I to the Consolidated Financial Statements provides additional details surrounding Kaplan stock compensation.

Goodwill and Other Intangibles. The Company reviews goodwill and indefinite-lived intangibles at least annually for impairment, generally utilizing a discounted cash flow model. In the case of the Company’s cable systems, both a discounted cash flow model and a market approach employing comparable sales analysis are considered. In reviewing the carrying value of goodwill and indefinite-lived intangible assets at the cable division, the Company aggregates its cable systems on a regional basis. The Company must make assumptions regarding estimated future cash flows and market values to determine a reporting unit’s estimated fair value. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. At December 30, 2007, the Company has $2,089.6 million in goodwill and other intangibles, net.

OTHER

New Accounting Pronouncements. In June 2006, The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The Company implemented FIN 48 in the first quarter of 2007, and there was no impact on the Company’s financial position or results of operations as a result of the implementation. The Company has determined that there are no material transactions or material tax positions taken by the Company that would fail to meet the more likely than not threshold established by FIN 48 for recognizing transactions or tax positions in the financial statements. In making this determination, the Company presumes that all matters will be examined with full knowledge of all relevant information by appropriate taxing authorities and that the Company will pursue, if necessary, resolution by related appeals or litigation. The Company has accrued a tax liability for certain tax positions reflected in the financial statements where it is uncertain whether the tax benefit associated with the tax positions will ultimately be recognized in full. The amount of, and changes to, this accrued tax liability are not material to the Company’s financial position or results of operations, and the Company does not expect the total amount of this accrued tax liability or the gross unrecognized tax benefits to significantly increase or decrease within the next 12 months.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of the Company’s 2008 fiscal year. However, the FASB deferred the effective date of SFAS 157 for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis, until the beginning of the Company’s 2009 fiscal year. We are currently evaluating the impact of adopting SFAS 157 on the Company’s financial statements, but do not expect the adoption to have a material impact.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at such subsequent reporting dates. The provisions of SFAS 159 are effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS 159 is not expected to impact the Company’s financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations“ (SFAS 141R), and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS 141R and SFAS 160 are effective as of the beginning of the Company’s 2009 fiscal year. We are currently evaluating the impact of adopting SFAS 141R and SFAS 160 on the Company’s financial statements.

2007 FORM 10-K 53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of The Washington Post Company:

In our opinion, the consolidated financial statements referred to under Item 15 (1) on page 37 and listed in the index on page 39 present fairly, in all material respects, the financial position of The Washington Post Company and its subsidiaries at December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes I and J to the financial statements, The Washington Post Company changed the manner in which it accounts for share-based compensation and the manner in which it accounts for defined benefit pensions and postretirement plans, both in fiscal 2006.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

McLean, Virginia
February 26, 2008

 54 THE WASHINGTON POST COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	December 30,	December 31,	January 1,
(in thousands, except per share amounts)	2007	2006	2006

Operating Revenues
Education	$2,030,889	$1,684,141	$1,412,394
Advertising	1,234,643	1,358,739	1,317,484
Circulation and subscriber	817,807	772,250	740,004
Other	97,067	89,797	84,005

	4,180,406	3,904,927	3,553,887

Operating Costs and Expenses
Operating	1,882,984	1,738,918	1,618,231
Selling, general and administrative	1,581,596	1,484,003	1,222,721
Depreciation of property, plant and equipment	221,239	205,295	190,543
Amortization of intangibles and goodwill impairment charge	17,571	16,907	7,478

	3,703,390	3,445,123	3,038,973

Income from Operations	477,016	459,804	514,914
Equity in earnings (losses) of affiliates	5,975	790	(881)
Interest income	11,338	10,431	3,385
Interest expense	(24,046)	(25,343)	(26,754)
Other income (expense), net	10,824	73,452	8,980

Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle	481,107	519,134	499,644
Provision for Income Taxes	192,500	189,600	185,300

Income Before Cumulative Effect of Change in Accounting Principle	288,607	329,534	314,344
Cumulative Effect of Change in Method of Accounting for Share-based Payments, Net of Taxes	—	(5,075)	—

Net Income	288,607	324,459	314,344
Redeemable Preferred Stock Dividends	(952)	(981)	(981)

Net Income Available for Common Shares	$287,655	$323,478	$313,363

Basic Earnings per Common Share:
Before Cumulative Effect of Change in Accounting Principle	$30.31	$34.34	$32.66
Cumulative Effect of Change in Accounting Principle	—	(0.53)	—

Net Income Available for Common Shares	$30.31	$33.81	$32.66

Diluted Earnings per Common Share:
Before Cumulative Effect of Change in Accounting Principle	$30.19	$34.21	$32.59
Cumulative Effect of Change in Accounting Principle	—	(0.53)	—

Net Income Available for Common Shares	$30.19	$33.68	$32.59

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	December 30,	December 31,	January 1,
(in thousands)	2007	2006	2006

Net Income	$288,607	$324,459	$314,344
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	26,653	17,650	(8,834)
Change in net unrealized gain on available-for-sale securities	115,269	64,858	(15,014)
Pension and other postretirement plan adjustments	42,777	—	—
Less reclassification adjustment for realized gains included in net income	(394)	(19,560)	(13,085)

	184,305	62,948	(36,933)
Income tax (expense) benefit related to other comprehensive income (loss)	(67,330)	(18,997)	10,964

	116,975	43,951	(25,969)

Comprehensive Income	$405,582	$368,410	$288,375

The information on pages 60 through 82 is an integral part of the financial statements.

2007 FORM 10-K 55

CONSOLIDATED BALANCE SHEETS

	December 30,	December 31,
(in thousands)	2007	2006

Assets

Current Assets
Cash and cash equivalents	$321,466	$348,148
Investments in marketable equity securities	51,678	28,923
Accounts receivable, net	480,743	423,403
Deferred income taxes	46,399	48,936
Inventories	23,194	19,973
Other current assets	71,490	65,442

	994,970	934,825
Property, Plant and Equipment
Buildings	346,116	331,682
Machinery, equipment and fixtures	2,185,920	1,939,110
Leasehold improvements	239,641	204,797

	2,771,677	2,475,589
Less accumulated depreciation	(1,596,698)	(1,433,060)

	1,174,979	1,042,529
Land	49,187	42,030
Construction in progress	56,571	133,750

	1,280,737	1,218,309

Investments in Marketable Equity Securities	417,781	325,805

Investments in Affiliates	102,399	64,691

Goodwill, Net	1,498,237	1,240,251

Indefinite-Lived Intangible Assets, Net	520,905	517,742

Amortized Intangible Assets, Net	70,437	31,799

Prepaid Pension Cost	1,034,789	975,292

Deferred Charges and Other Assets	84,254	72,658

	$6,004,509	$5,381,372

The information on pages 60 through 82 is an integral part of the financial statements.

 56 THE WASHINGTON POST COMPANY

	December 30,	December 31,
(In thousands, except share amounts)	2007	2006

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$564,744	$517,816
Income taxes	4,580	4,728
Deferred revenue	354,564	283,475
Short-term borrowings	89,585	5,622

	1,013,473	811,641

Postretirement Benefits Other Than Pensions	81,041	81,337

Accrued Compensation and Related Benefits	242,583	234,216

Other Liabilities	84,214	81,486

Deferred Income Taxes	709,694	599,487

Long-Term Debt	400,519	401,571

	2,531,524	2,209,738

Commitments and Contingencies

Redeemable Preferred Stock, Series A, $1 par value, with a redemption and liquidation value of $1,000 per share; 23,000 shares authorized; 11,826 and 12,120 shares issued and outstanding	11,826	12,120

Preferred Stock, $1 par value; 977,000 shares authorized, none issued	—	—

Common Shareholders’ Equity
Common stock
Class A common stock, $1 par value; 7,000,000 shares authorized; 1,291,693 and 1,722,250 shares issued and outstanding	1,292	1,722
Class B common stock, $1 par value; 40,000,000 shares authorized; 18,708,307 and 18,277,750 shares issued; 8,224,354 and 7,813,940 shares outstanding	18,708	18,278
Capital in excess of par value	217,780	205,820
Retained earnings	4,329,726	4,120,143
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	42,845	22,689
Unrealized gain on available-for-sale securities	153,539	84,614
Unrealized gain on pensions and other postretirement plans	298,152	270,258
Cost of 10,483,953 and 10,463,810 shares of Class B common stock held in treasury	(1,600,883)	(1,564,010)

	3,461,159	3,159,514

	$6,004,509	$5,381,372

The information on pages 60 through 82 is an integral part of the financial statements.

2007 FORM 10-K 57

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 30,	December 31,	January 1,
(In thousands)	2007	2006	2006

Cash Flows from Operating Activities:
Net income	$288,607	$324,459	$314,344
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	5,075	—
Depreciation of property, plant and equipment	221,239	205,295	190,543
Amortization of intangible assets	17,571	7,043	7,478
Goodwill impairment charge	—	9,864	—
Net pension benefit	(22,280)	(21,833)	(37,914)
Early retirement program expense	—	50,942	1,192
Net loss on sale or write-down of property, plant and equipment and non-operating land	3,136	3,433	4,517
Gain on sale of marketable equity securities	(394)	(33,805)	(12,661)
Foreign exchange (gain) loss	(8,790)	(11,920)	8,099
Write-downs of marketable equity securities and other investments	—	15,051	1,465
Gain from sale or exchange of businesses	(214)	(41,742)	—
Equity in (earnings) losses of affiliates, net of distributions	(3,820)	110	1,731
Provision for deferred income taxes	33,041	(38,234)	29,297
Change in assets and liabilities:
Increase in accounts receivable, net	(42,246)	(10,494)	(19,416)
(Increase) decrease in inventories	(3,356)	(4,222)	11,483
Increase (decrease) in accounts payable and accrued liabilities	97,240	51,357	(27,033)
(Decrease) increase in income taxes payable	(1,247)	31,343	(8,139)
Decrease in other assets and other liabilities, net	3,028	55,130	53,618
Other	(328)	(2,102)	4,168

Net cash provided by operating activities	581,187	594,750	522,772

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(290,007)	(284,022)	(238,349)
Investments in certain businesses, net of cash acquired	(273,929)	(153,696)	(143,478)
Escrow funding for acquisition	(18,914)	—	—
Proceeds from sale of property, plant and equipment	16,676	6,794	24,077
Investments in affiliates	(15,309)	(3,349)	(4,981)
Purchases of cost method investments	(694)	(8,422)	(8,709)
Proceeds from sale of marketable equity securities	538	82,910	64,801
Net proceeds from sale of businesses	—	76,389	—
Purchases of marketable equity securities	—	(42,888)	—
Insurance proceeds from property, plant and equipment losses	—	9,281	—
Other	528	(4,267)	—

Net cash used in investing activities	(581,111)	(321,270)	(306,639)

Cash Flows from Financing Activities:
Issuance (repayment) of commercial paper, net	84,800	—	(50,201)
Dividends paid	(79,024)	(75,903)	(71,979)
Common shares repurchased	(42,031)	(56,559)	—
Proceeds from exercise of stock options	8,449	5,905	6,832
Principal payments on debt	(3,578)	(27,846)	(6,964)
Cash overdraft	(3,070)	4,375	6,534
Other	2,697	1,285	—

Net cash used in financing activities	(31,757)	(148,743)	(115,778)

Effect of Currency Exchange Rate Change	4,999	7,550	(3,894)

Net (Decrease) Increase in Cash and Cash Equivalents	(26,682)	132,287	96,461
Cash and Cash Equivalents at Beginning of Year	348,148	215,861	119,400

Cash and Cash Equivalents at End of Year	$321,466	$348,148	$215,861

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes	$158,100	$194,900	$161,600
Interest	$23,800	$24,600	$27,300

The information on pages 60 through 82 is an integral part of the financial statements.

 58 THE WASHINGTON POST COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

							Unrealized
					Cumulative	Unrealized	Gain on
					Foreign	Gain on	Pensions and
	Class A	Class B	Capital in		Currency	Available-	Other
	Common	Common	Excess of	Retained	Translation	for-Sale	Postretirement
(in thousands)	Stock	Stock	Par Value	Earnings	Adjustment	Securities	Plans	Treasury Stock

Balance, January 2, 2005	$1,722	$18,278	$178,951	$3,629,222	$13,873	$75,448	$—	$(1,512,888)
Net income for the year				314,344
Dividends paid on common stock — $7.40 per share				(70,998)
Dividends paid on redeemable preferred stock				(981)
Issuance of 25,459 shares of Class B common stock, net of restricted stock award forfeitures			3,138					3,700
Amortization of unearned stock compensation			5,578
Change in foreign currency translation adjustment (net of taxes)					(8,834)
Change in unrealized gain on available-for-sale securities (net of taxes)						(17,135)
Stock option expense			1,101
Tax benefits arising from employee stock plans			3,904

Balance, January 1, 2006	1,722	18,278	192,672	3,871,587	5,039	58,313	—	(1,509,188)
Net income for the year				324,459
Dividends paid on common stock — $7.80 per share				(74,922)
Dividends paid on redeemable preferred stock				(981)
Repurchase of 77,300 shares of Class B common stock								(56,559)
Issuance of 11,959 shares of Class B common stock, net of restricted stock award forfeitures			3,589					1,737
Amortization of unearned stock compensation			6,315
Change in foreign currency translation adjustment (net of taxes)					17,650
Change in unrealized gain on available-for-sale securities (net of taxes)						26,301
Adjustment to initially apply SFAS 158 for pensions and other postretirement plans (net of taxes)							270,258
Stock option expense			1,291
Tax benefits arising from employee stock plans			1,953

Balance, December 31, 2006	1,722	18,278	205,820	4,120,143	22,689	84,614	270,258	(1,564,010)
Net income for the year				288,607
Dividends paid on common stock — $8.20 per share				(78,072)
Dividends paid on redeemable preferred stock				(952)
Repurchase of 54,506 shares of Class B common stock								(42,031)
Issuance of 34,363 shares of Class B common stock, net of restricted stock award forfeitures			2,699					5,158
Amortization of unearned stock compensation			6,563
Change in foreign currency translation adjustment (net of taxes)					20,156
Change in unrealized gain on available-for-sale securities (net of taxes)						68,925
Adjustment for pensions and other postretirement plans (net of taxes)							27,894
Stock option expense			1,225
Conversion of Class A common stock to Class B common stock	(430)	430
Tax benefits arising from employee stock plans			1,473

Balance, December 30, 2007	$1,292	$18,708	$217,780	$4,329,726	$42,845	$153,539	$298,152	$(1,600,883)

The information on pages 60 through 82 is an integral part of the financial statements.

2007 FORM 10-K 59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year. The Company reports on a 52- to 53-week fiscal year ending on the Sunday nearest December 31. The fiscal years 2007, 2006 and 2005, which ended on December 30, 2007, December 31, 2006 and January 1, 2006, respectively, included 52 weeks. With the exception of most of the newspaper publishing operations, subsidiaries of the Company report on a calendar-year basis.

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

Investments in Marketable Equity Securities. The Company’s investments in marketable equity securities are classified as available-for-sale and therefore are recorded at fair value in the Consolidated Balance Sheets, with the change in fair value during the period excluded from earnings and recorded net of tax as a separate component of comprehensive income. Marketable equity securities the Company expects to hold long term are classified as non-current assets. If the fair value of a marketable equity security declines below its cost basis and the decline is considered other than temporary, the Company will record a write-down, which is included in earnings.

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

Investments in Affiliates. The Company uses the equity method of accounting for its investments in and earnings or losses of affiliates that it does not control, but over which it does exert significant influence. The Company considers whether the fair values of any of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and the overall health of the affiliate’s industry), then a write-down would be recorded to estimated fair value.

Cost Method Investments. The Company uses the cost method of accounting for its minority investments in non-public companies where it does not have significant influence over the operations and management of the investee. Investments are recorded at the lower of cost or fair value as estimated by management. Charges recorded to write down cost method investments to their estimated fair value and gross realized gains or losses upon the sale of cost method investments are included in “Other income (expense), net” in the Consolidated Statements of Income. Fair value estimates are based on a review of the investees’ product development activities, historical financial results and projected discounted cash flows.

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

 60 THE WASHINGTON POST COMPANY

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

Revenue Recognition. Education revenue is recognized ratably over the period during which educational services are delivered. At Kaplan’s test prep division, estimates of average student course length are developed for each course, and these estimates are evaluated on an ongoing basis and adjusted as necessary. Revenue from media advertising is recognized, net of agency commissions, when the underlying advertisement is published or broadcast. Revenues from newspaper and magazine subscriptions and retail sales are recognized upon the later of delivery or cover date, with adequate provision made for anticipated sales returns. Cable subscriber revenue is recognized monthly as services are delivered.

The Company bases its estimates for sales returns on historical experience and has not experienced significant fluctuations between estimated and actual return activity. Amounts received from customers in advance of revenue recognition are deferred as liabilities. Deferred revenue to be earned after one year is included in “Other Liabilities” in the Consolidated Balance Sheets.

Pensions and Other Postretirement Benefits. Note J provides detailed information on the Company’s pension and other postretirement plans, including the adoption of SFAS 158.

Income Taxes. The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. The Company adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” in the first quarter of 2007. FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. See Note F for additional details surrounding FIN 48.

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

Stock Options. Effective the first day of the Company’s 2002 fiscal year, the Company adopted the fair-value-based method of accounting for Company stock options as outlined in Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” This change in accounting method was applied prospectively to all awards granted from the beginning of the Company’s fiscal year 2002 and thereafter. Stock options awarded prior to fiscal year 2002, which were 100% vested by the end of 2005, were accounted for under the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table presents what the Company’s results would have been had the fair values of options granted prior to 2002 been recognized as compensation expense in 2005 (in thousands, except per share amounts).

2005

Net income available for common shares, as reported	$313,363
Add: Company stock option compensation expense included in net income, net of related tax effects	694
Deduct: Total Company stock option compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(1,071)

Pro forma net income available for common shares	$312,986

Basic earnings per share, as reported	$32.66
Pro forma basic earnings per share	$32.62
Diluted earnings per share, as reported	$32.59
Pro forma diluted earnings per share	$32.55

In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Share-Based Payment.” SFAS 123R requires companies to record the cost of employee services in exchange for stock options based on the grant-date fair value of the awards. SFAS 123R did not have any impact on the Company’s results of operations for Company stock options as the Company had adopted the fair-value-based method of accounting for Company stock options in 2002. However, the adoption of SFAS 123R required the Company to change its accounting for Kaplan equity awards from the intrinsic value method to the fair-value-based method of accounting. This change in accounting results in the acceleration of expense recognition for Kaplan equity awards. As a result, for the year ended December 31, 2006, the Company reported a $5.1 million after-tax charge for the cumulative effect of change in accounting for Kaplan equity awards ($8.2 million in pre-tax Kaplan stock compensation expense).

2007 FORM 10-K 61

B.	ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts receivable at December 30, 2007 and December 31, 2006 consist of the following (in thousands):

	2007	2006

Trade accounts receivable, less estimated returns, doubtful accounts and allowances of $81,903 and $86,227	$458,594	$400,380
Other accounts receivable	22,149	23,023

	$480,743	$423,403

Accounts payable and accrued liabilities at December 30, 2007 and December 31, 2006 consist of the following (in thousands):

	2007	2006

Accounts payable and accrued expenses	$339,443	$331,783
Accrued compensation and related benefits	219,332	179,991
Due to affiliates (newsprint)	5,969	6,042

	$564,744	$517,816

Cash overdrafts of $35.0 million and $38.1 million are included in accounts payable and accrued expenses at December 30, 2007 and December 31, 2006, respectively.

C.	INVESTMENTS

Investments in Marketable Equity Securities. Investments in marketable equity securities at December 30, 2007 and December 31, 2006 consist of the following (in thousands):

	2007	2006

Total cost	$213,561	$213,705
Net unrealized gains	255,898	141,023

Total fair value	$469,459	$354,728

At December 30, 2007 and December 31, 2006, the Company’s ownership of 2,634 shares of Berkshire Hathaway Inc. (“Berkshire”) Class A common stock and 9,845 shares of Berkshire Class B common stock accounted for $417.8 million or 89% and $325.8 million or 92%, respectively, of the total fair value of the Company’s investments in marketable equity securities.

Berkshire is a holding company owning subsidiaries engaged in a number of diverse business activities, the most significant of which consists of property and casualty insurance businesses conducted on both a direct and reinsurance basis. Berkshire also owns approximately 18% of the common stock of the Company. The chairman, chief executive officer and largest shareholder of Berkshire, Mr. Warren Buffett, is a member of the Company’s Board of Directors. Neither Berkshire nor Mr. Buffett participated in the Company’s evaluation, approval or execution of its decision to invest in Berkshire common stock. The Company’s investment in Berkshire common stock is less than 1% of the consolidated equity of Berkshire. At December 30, 2007 and December 31, 2006, the gross unrealized gain related to the Company’s Berkshire stock investment totaled $232.9 million and $140.9 million, respectively. The Company presently intends to hold the Berkshire common stock investment long term, thus the investment has been classified as a non-current asset in the Consolidated Balance Sheets.

During 2006, the Company made $42.9 million in investments in marketable equity securities. There were no investments in marketable equity securities in 2007 and 2005. During 2007, 2006 and 2005, proceeds from the sales of marketable equity securities were $0.5 million, $82.9 million and $64.8 million, respectively, and net realized gains on such sales were $0.4 million, $33.8 million and $12.7 million, respectively. During 2006, the Company recorded a write-down on a marketable equity security of $14.2 million.

Investments in Affiliates. At the end of 2007, the Company’s investments in affiliates consisted of a 49% interest in the common stock of Bowater Mersey Paper Company Limited, which owns and operates a newsprint mill in Nova Scotia, and other investments.

On November 13, 2006, the Company sold its 49% interest in BrassRing and recorded a $43.2 million pre-tax gain that is included in “Other income (expense), net” in the Consolidated Statements of Income.

Cash and Cash Equivalents. As of December 30, 2007 and December 31, 2006, the Company had $5.1 million and $142.9 million in commercial paper and money market investments that were classified as “Cash and cash equivalents” in the Company’s Consolidated Balance Sheets.

D.	ACQUISITIONS AND DISPOSITIONS

The Company completed business acquisitions totaling approximately $296.3 million in 2007, $143.4 million in 2006 and $156.1 million in 2005. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition; the purchase price allocations mostly comprised goodwill and other intangibles, and property, plant and equipment.

During 2007, the Company acquired 11 businesses within its Kaplan, Newspaper, and Other Businesses and Corporate Office segments for a total cost of $292.0 million, financed with cash and $2.0 million in debt. Kaplan acquired 9 businesses in its higher education, test prep and professional divisions, of which the largest two were Kaplan professional’s acquisitions of EduNeering Holdings, Inc., a Princeton, NJ-based provider of knowledge management solutions for organizations in the pharmaceutical, medical device, healthcare, energy and manufacturing sectors; and the education division of Financial Services Institute of Australasia. In October 2007, the Company acquired the outstanding stock of CourseAdvisor, Inc., a premier online lead generation provider, headquartered in Wakefield, MA. Through its search engine marketing expertise and proprietary technology platform, Course Advisor generates student leads for the post-secondary education market. CourseAdvisor operates as an independent subsidiary of the Company. Most of the purchase price for the 2007 acquisitions

 62 THE WASHINGTON POST COMPANY

has been allocated on a preliminary basis to goodwill and other intangibles.

Also in 2007, the cable division acquired subscribers in the Boise, ID area for $4.3 million. Most of the purchase price for this transaction has been allocated to indefinite-lived intangibles and property, plant and equipment.

In connection with the 2007 acquisitions, additional purchase consideration of approximately $22 million is contingent on the achievement of certain future operating results; such amounts have largely been funded in escrow and are not included in the Company’s purchase accounting as of December 30, 2007. Any additional purchase consideration related to these contingencies is expected to be recorded as goodwill.

In July 2007, the television broadcasting division entered into a transaction to sell and lease back its current Miami television station facility; a $9.5 million gain was recorded as a reduction to expense in the third quarter. An additional $1.9 million deferred gain is being amortized over the leaseback period. The television broadcasting division has purchased land and is building a new Miami television station facility that is expected to be completed in 2009.

During the second quarter of 2007, Kaplan purchased a 40% interest in ACE Education, a provider of education in China that provides preparation courses for entry to U.K. universities, along with degree and professional training programs at campuses throughout China. In February 2008, Kaplan exercised an option to increase its investment in ACE Education to a majority interest.

During 2006, Kaplan acquired 11 businesses in its higher education, professional and test prep divisions for a total of $143.4 million, financed with cash. The largest of these included Tribeca, a leading provider to the Australian financial services sector; SpellRead, the originator of SpellRead Phonological Auditory Training, a reading intervention program for struggling students; Aspect Education Limited, a major provider of English-language instruction in the U.K., Ireland, Australia, New Zealand, Canada and the U.S.; and PMBR, a nationwide provider of test preparation for the Multistate Bar Exam. Most of the purchase price for the 2006 acquisitions was allocated to goodwill and other intangibles.

In December 2006, Cable ONE participated in the FCC’s Advanced Wireless Service auction and purchased approximately 20 MHz of spectrum, which can be used to provide a variety of advanced wireless services, in areas that cover more than 85% of the homes passed by the cable division’s systems. Licenses for this spectrum have an initial 15-year term and 10-year renewal term and require proof that they have provided substantial service by the end of the initial license term.

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

During 2005, Kaplan acquired 10 businesses in its higher education, professional and test prep divisions for a total of $140.1 million, financed with cash and $3.0 million in debt. The largest of these included BISYS Education Services, a provider of licensing education and compliance solutions for financial service institutions and professionals; The Kidum Group, the leading provider of test preparation services in Israel; and Asia Pacific Management Institute, a private education provider for undergraduate and postgraduate students in Asia. In addition, on January 14, 2005, the Company completed the acquisition of Slate, the online magazine, which is included as part of the Company’s newspaper publishing division. Most of the purchase price for the 2005 acquisitions was allocated to goodwill and other intangibles, and property, plant and equipment.

The results of operations for each of the businesses acquired are included in the Consolidated Statements of Income from their respective dates of acquisition. Pro forma results of operations for 2007, 2006 and 2005, assuming the acquisitions occurred at the beginning of 2006 or 2005, are not materially different from reported results of operations.

E.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.”

The Company’s intangible assets with an indefinite life are principally from franchise agreements at its cable division, as the Company expects its cable franchise agreements to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon, and the Company’s cable division historically has obtained renewals and extensions of such agreements for nominal costs and without any material modifications to the agreements. Amortized intangible assets are primarily mastheads, customer relationship intangibles, non-compete agreements, trademarks and databases, with amortization periods up to 10 years. Amortization expense was $17.6 million in 2007 and is estimated to be approximately $20.0 million in each of the next five years.

In the third quarter of 2006, as a result of a challenging advertising environment, the Company completed a review of the carrying value of goodwill at PostNewsweek Tech Media, which was part of the magazine publishing division. As a result of this review, the Company recorded an impairment charge of $9.9 million to write down PostNewsweek Tech Media’s goodwill to its estimated fair value utilizing a discounted cash flow model. The Company subsequently sold PostNewsweek Tech Media in December 2006.

2007 FORM 10-K 63

The Company’s goodwill and other intangible assets as of December 30, 2007 and December 31, 2006 were as follows (in thousands):

		Accumulated
	Gross	Amortization	Net

2007:
Goodwill	$1,796,639	$298,402	$1,498,237
Indefinite-lived intangible assets	684,711	163,806	520,905
Amortized intangible assets	114,663	44,226	70,437

	$2,596,013	$506,434	$2,089,579

2006:
Goodwill	$1,538,653	$298,402	$1,240,251
Indefinite-lived intangible assets	681,548	163,806	517,742
Amortized intangible assets	58,454	26,655	31,799

	$2,278,655	$488,863	$1,789,792

Activity related to the Company’s goodwill and intangible assets during 2007 was as follows (in thousands):

	Goodwill, Net
			Foreign Currency
	Beginning of		Exchange Rate	End of
	Year	Acquisitions	and Other	Year

Education	$845,754	$155,299	$19,124	$1,020,177

Newspaper Publishing	79,739	472	958	81,169

Television Broadcasting	203,165			203,165

Magazine Publishing	25,015			25,015

Cable Television	85,666			85,666

Other Businesses and Corporate Office	912	82,133		83,045

	$1,240,251	$237,904	$20,082	$1,498,237

	Indefinite-Lived Intangible Assets, Net
	Beginning of			End of
	Year	Acquisitions	Other	Year

Education	$9,262			$9,262

Newspaper Publishing

Television Broadcasting

Magazine Publishing

Cable Television	508,480	$3,804	$(641)	511,643

Other Businesses and Corporate Office

	$517,742	$3,804	$(641)	$520,905

	Amortized Intangible Assets, Net
			Foreign Currency
	Beginning of	Acquisitions	Exchange Rate		End of
	Year	and Additions	and Other	Amortization	Year

Education	$25,270	$25,691	$530	$(14,669)	$36,822

Newspaper Publishing	5,508		(106)	(1,162)	4,240

Television Broadcasting

Magazine Publishing

Cable Television	1,021	123	379	(442)	1,081

Other Businesses and Corporate Office		29,592		(1,298)	28,294

	$31,799	$55,406	$803	$(17,571)	$70,437

Activity related to the Company’s goodwill and intangible assets during 2006 was as follows (in thousands):

	Goodwill, Net
			Foreign
	Beginning		Currency
	of		Exchange	Impairment		End of
	Year	Acquisitions	Rate	Charge	Disposition	Year

Education	$686,532	$133,340	$25,882			$845,754

Newspaper Publishing	79,739					79,739

Television Broadcasting	203,165					203,165

Magazine Publishing	69,556			$(9,864)	$(34,677)	25,015

Cable Television	85,666					85,666

Other Businesses and Corporate Office	912					912

	$1,125,570	$133,340	$25,882	$(9,864)	$(34,677)	$1,240,251

	Indefinite-Lived Intangible
	Assets, Net
	Beginning of		End of
	Year	Acquisitions	Year

Education	$8,362	$900	$9,262

Newspaper Publishing

Television Broadcasting

Magazine Publishing

Cable Television	486,330	22,150	508,480

Other Businesses and Corporate Office

	$494,692	$23,050	$517,742

	Amortized Intangible Assets, Net
			Foreign
			Currency
	Beginning of	Acquisitions	Exchange		End of
	Year	and Additions	Rate	Amortization	Year

Education	$14,428	$15,545	$483	$(5,186)	$25,270

Newspaper Publishing	6,676			(1,168)	5,508

Television Broadcasting

Magazine Publishing

Cable Television	1,710			(689)	1,021

Other Businesses and Corporate Office

	$22,814	$15,545	$483	$(7,043)	$31,799

 64 THE WASHINGTON POST COMPANY

F.	INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Current	Deferred	Total

2007
U.S. Federal	$132,235	$32,673	$164,908
Foreign	10,261	1,010	11,271
State and local	16,963	(642)	16,321

	$159,459	$33,041	$192,500

2006
U.S. Federal	$193,261	$(19,681)	$173,580
Foreign	6,949	(1,088)	5,861
State and local	27,624	(17,465)	10,159

	$227,834	$(38,234)	$189,600

2005
U.S. Federal	$132,650	$22,591	$155,241
Foreign	4,849	29	4,878
State and local	18,504	6,677	25,181

	$156,003	$29,297	$185,300

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

The provision for income taxes exceeds the amount of income tax determined by applying the U.S. Federal statutory rate of 35% to income before taxes as a result of the following (in thousands):

	2007	2006	2005

U.S. Federal statutory taxes	$168,387	$181,697	$174,875
State and local taxes, net of U.S. Federal income tax benefit	10,609	6,603	16,368
Tax provided on foreign affiliate earnings at more (less) than the expected U.S. Federal statutory tax rate	13,254	(755)	175
Tax provided on foreign subsidiary earnings and distributions at more (less) than the expected U.S. Federal statutory tax rate	(1,777)	190	(6,704)
Other, net	2,027	1,865	586

Provision for income taxes	$192,500	$189,600	$185,300

Results for 2007 include an additional $12.9 million in income tax expense related to Bowater Mersey Paper Company Limited, the Company’s 49% owned affiliate based in Canada. The Company previously recorded deferred income taxes on the equity in earnings (losses) of Bowater Mersey based on the 5% dividend withholding rate provided in the tax treaty between the U.S. and Canada. In the second quarter of 2007, the Company obtained additional information related to Bowater Mersey’s Canadian tax position and determined that deferred income taxes on the equity in earnings (losses) of this affiliate investment should be recorded at a 35% tax rate. The Company concluded that this charge is not material to the Company’s financial positions or results of operations for 2007 and prior years, based on its consideration of quantitative and qualitative factors. Results for 2007 also include a $6.3 million income tax benefit related to changes in certain state income tax laws enacted during the second quarter of 2007. Both of these are non-cash items in 2007, impacting the Company’s long-term net deferred income tax liabilities.

Deferred income taxes at December 30, 2007 and December 31 2006, consist of the following (in thousands):

	2007	2006

Accrued postretirement benefits	$33,551	$33,640
Other benefit obligations	137,626	129,909
Accounts receivable	20,479	24,839
State income tax loss carryforwards	10,198	12,002
U.S. Federal income tax loss carryforwards	12,301	—
Other	27,035	27,140

Deferred tax asset	$241,190	$227,530

Property, plant and equipment	119,002	132,095
Prepaid pension cost	410,590	392,253
Unrealized gain on available-for-sale securities	102,369	56,419
Affiliate operations	22,973	2,188
Goodwill and other intangibles	249,551	195,126

Deferred tax liability	$904,485	$778,081

Deferred income taxes	$663,295	$550,551

Deferred U.S. and state income taxes have been recorded for undistributed earnings of investments in foreign subsidiaries to the extent taxable dividend income would be recognized if such earnings were distributed. Deferred income taxes recorded for undistributed earnings of investments in foreign subsidiaries are net of foreign tax credits estimated to be available.

Deferred U.S. and state income taxes have not been recorded for the full book value and tax basis differences related to investments in foreign subsidiaries because such investments are expected to be indefinitely held. The book value exceeded the tax basis of investments in foreign subsidiaries by approximately $45.5 million and $30.3 million at December 30, 2007 and December 31, 2006, respectively. If the investments in foreign subsidiaries were held for sale, instead of expected to be held indefinitely, then additional U.S. and state deferred income tax liabilities, net of foreign tax credits estimated to be available on undistributed earnings, of approximately

2007 FORM 10-K 65

$10.9 million and $8.0 million would have been recorded at December 30, 2007 and December 31, 2006, respectively.

The Company has approximately $35 million of U.S. Federal income tax loss carryforwards obtained as a result of recent stock acquisitions. These U.S. Federal income tax loss carryfowards are expected to be fully utilized; during 2008 through 2013, approximately $5 million a year will be utilized, and during 2014 through 2025, the balance will be utilized.

The Company has approximately $217 million of state income tax loss carryforwards that are expected to be fully utilized. However, if unutilized, state income tax loss carryforwards will start to expire approximately as follows (in millions):

2008	$2.1
2009	10.3
2010	2.3
2011	11.7
2012	6.5
2013 to 2025	184.1

Total	$217.0

The Company has approximately $6 million of foreign income tax loss carryforwards as a result of recent stock acquisitions. These foreign income tax loss carryforwards are expected to be fully utilized within the next five years.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions, with the U.S. Federal considered the only major tax jurisdiction. In January 2007, the Internal Revenue Service (IRS) completed their examinations of the Company’s consolidated federal corporate income tax returns through 2004.

In June 2006, The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The Company implemented FIN 48 in the first quarter of 2007, and there was no impact on the Company’s financial position or results of operations as a result of the implementation.

The Company has determined that there are no material transactions or material tax positions taken by the Company that would fail to meet the more likely than not threshold established by FIN 48 for recognizing transactions or tax positions in the financial statements. In making this determination, the Company presumes that all matters will be examined with full knowledge of all relevant information by appropriate taxing authorities and that the Company will pursue, if necessary, resolution by related appeals or litigation. The Company has accrued a tax liability for various tax positions reflected in the financial statements where it is uncertain whether the tax benefit associated with the tax positions will ultimately be recognized in full. The amount of, and changes to, this accrued tax liability are not material to the Company’s financial position or results of operations, and the Company does not expect the total amount of this accrued tax liability or the gross amount of any unrecognized tax benefits to significantly increase or decrease within the next 12 months.

G.	DEBT

Long-term debt consists of the following (in millions):

	December 30,	December 31,
	2007	2006

Commercial paper borrowings	$84.8	$—
5.5% unsecured notes due February 15, 2009	399.7	399.4
Other indebtedness	5.6	7.8

Total	490.1	407.2
Less current portion	(89.6)	(5.6)

Total long-term debt	$400.5	$401.6

At December 30, 2007, the average interest rate on the Company’s outstanding commercial paper borrowings was 4.5%. The Company’s other indebtedness at December 30, 2007 and December 31, 2006 is at interest rates of 5% to 8% and matures from 2008 to 2010. Interest on the 5.5% unsecured notes is payable semi-annually on February 15 and August 15.

The Company entered a $500 million 5-year revolving credit agreement with a group of banks on August 8, 2006 (the “2006 Credit Agreement”). This agreement supports the issuance of the Company’s commercial paper, but the Company may also draw on the facility for general corporate purposes. The 2006 Credit Agreement will expire on August 8, 2011, unless the Company and the banks agree prior to the second anniversary date to extend the term (which extensions cannot exceed an aggregate of two years). The Company has not borrowed any money under this agreement. Any borrowings that are outstanding under the 2006 Credit Agreement would have to be repaid on or prior to the final termination date.

Under the terms of the 2006 Credit Agreement, the Company is required to pay a facility fee at an annual rate of between 0.04% and 0.10% of the amount of the facility, depending on the Company’s long-term debt ratings. Any borrowings are made on an unsecured basis and bear interest, at the Company’s option, at Citibank’s base rate or at a rate based on LIBOR plus an applicable margin that also depends on the Company’s long-term debt ratings. The 2006 Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type and, among other things, requires the Company to maintain at least $1 billion of consolidated shareholders’ equity.

During 2007 and 2006, the Company had average borrowings outstanding of approximately $412.1 million and $418.7 million, respectively, at average annual interest rates of approximately 5.5%. The Company incurred net interest costs

 66 THE WASHINGTON POST COMPANY

on its borrowings of $12.7 million and $14.9 million during 2007 and 2006, respectively. No interest expense was capitalized in 2007 or 2006.

At December 30, 2007 and December 31, 2006, the fair value of the Company’s 5.5% unsecured notes, based on quoted market prices, totaled $400.8 million and $398.4 million, respectively, compared with the carrying amount of $399.7 million and $399.4 million, respectively.

The carrying value of the Company’s other unsecured debt at December 30, 2007 approximates fair value.

H.	REDEEMABLE PREFERRED STOCK

In connection with the acquisition of a cable television system in 1996, the Company issued 11,947 shares of its Series A Preferred Stock. On February 23, 2000, the Company issued an additional 1,275 shares related to this transaction. From 1998 to 2007, 1,396 shares of Series A Preferred Stock were redeemed at the request of Series A Preferred Stockholders.

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

I.	CAPITAL STOCK, STOCK AWARDS AND STOCK OPTIONS

Adoption of SFAS 123R. In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Share-Based Payment.” SFAS 123R requires companies to record the cost of employee services in exchange for stock options based on the grant-date fair value of the awards. SFAS 123R did not have any impact on the Company’s results of operations for Company stock options as the Company had adopted the fair-value-based method of accounting for Company stock options in 2002. However, the adoption of SFAS 123R required the Company to change its accounting for Kaplan equity awards from the intrinsic value method to the fair-value-based method of accounting. This change in accounting resulted in the acceleration of expense recognition for Kaplan equity awards. As a result, for the year ended December 31, 2006, the Company reported a $5.1 million after-tax charge for the cumulative effect of change in accounting for Kaplan equity awards ($8.2 million in pre-tax Kaplan stock compensation expense).

Capital Stock. Each share of Class A common stock and Class B common stock participates equally in dividends. The Class B stock has limited voting rights and as a class has the right to elect 30% of the Board of Directors; the Class A stock has unlimited voting rights, including the right to elect a majority of the Board of Directors. In the third quarter of 2007, a majority of the Company’s Class A shareholders voted to convert 430,557, or 25%, of the Class A shares of the Company to an equal number of Class B shares. The conversion had no impact on the voting rights of the Class A and Class B common stock.

During 2007 and 2006, the Company purchased a total of 54,506 and 77,300 shares, respectively, of its Class B common stock at a cost of approximately $42.0 million and $56.6 million, respectively. During 2005, the Company did not purchase any shares of its Class B common stock. At December 30, 2007, the Company had authorization from the Board of Directors to purchase up to 410,994 shares of Class B common stock.

Stock Awards. In 1982, the Company adopted a long-term incentive compensation plan, which, among other provisions, authorizes the awarding of Class B common stock to key employees. Stock awards made under this incentive compensation plan are subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant’s employment terminates before the end of a specified period of service to the Company. At December 30, 2007, there were 171,720 shares reserved for issuance under the incentive compensation plan. Of this number, 34,355 shares were subject to awards outstanding and 137,365 shares were available for future awards. Activity related to stock awards under the long-term incentive compensation plan for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, was as follows:

	2007		2006		2005
	Number	Average	Number	Average	Number	Average
	of	Award	of	Award	of	Award
	Shares	Price	Shares	Price	Shares	Price

Beginning of year (nonvested)	29,105	$815.55	29,580	$819.83	28,001	$644.51
Awarded	19,260	759.66	1,300	769.43	16,550	940.96
Vested	(12,838)	726.94	(159)	721.32	(13,830)	609.87
Forfeited	(1,172)	913.33	(1,616)	866.07	(1,141)	819.22

End of year (nonvested)	34,355	$813.99	29,105	$815.55	29,580	$819.83

In addition to stock awards granted under the long-term incentive compensation plan, the Company also has 125 shares of nonvested stock awards at December 30, 2007.

For the share awards outstanding at December 30, 2007, the aforementioned restriction will lapse in 2008 for 325 shares, in 2009 for 14,190 shares, in 2010 for 1,225 shares, in 2011 for 17,990 shares and in 2012 for 750 shares. Stock-based compensation costs resulting from Company stock awards reduced net income by $3.7 million, $3.3 million and $3.5 million, in 2007, 2006 and 2005, respectively.

2007 FORM 10-K 67

As of December 30, 2007, there was $15.9 million of total unrecognized compensation cost related to this plan. That cost is expected to be recognized on a straight-line basis over a weighted average period of 1.9 years.

Stock Options. The Company’s employee stock option plan reserves 1,900,000 shares of the Company’s Class B common stock for options to be granted under the plan. The purchase price of the shares covered by an option cannot be less than the fair value on the granting date. Options generally vest over 4 years and have a maximum term of 10 years. At December 30, 2007, there were 379,775 shares reserved for issuance under the stock option plan, of which 92,275 shares were subject to options outstanding and 287,500 shares were available for future grants.

Changes in options outstanding for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, were as follows:

	2007		2006		2005
	Number	Average	Number	Average	Number	Average
	of	Option	of	Option	of	Option
	Shares	Price	Shares	Price	Shares	Price

Beginning of year	109,175	$593.82	113,325	$572.36	122,250	$561.05
Granted	—	—	9,000	729.67	4,500	762.50
Exercised	(16,275)	519.12	(12,275)	481.05	(12,800)	533.24
Forfeited	(625)	609.62	(875)	803.61	(625)	530.87

End of year	92,275	$606.89	109,175	$593.82	113,325	$572.36

Of the shares covered by options outstanding at the end of 2007, 82,337 are now exercisable, 4,344 will become exercisable in 2008, 3,344 will become exercisable in 2009 and 2,250 will become exercisable in 2010. For 2007, 2006 and 2005, the Company recorded expense of $1.2 million, $1.3 million and $1.1 million, respectively, related to this plan. Information related to stock options outstanding and exercisable at December 30, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
	Shares	Average	Weighted	Shares	Average	Weighted
	Outstanding	Remaining	Average	Exercisable	Remaining	Average
Range of	at	Contractual	Exercise	at	Contractual	Exercise
Exercise Prices	12/30/2007	Life (yrs.)	Price	12/30/2007	Life (yrs.)	Price

$480	750	3.0	$480.00	750	3.0	$480.00
503–586	61,650	2.8	527.57	61,650	2.8	527.57
693	500	6.0	692.51	500	6.0	692.51
729–763	21,875	7.2	735.98	12,937	6.2	734.78
816	3,500	6.0	816.05	3,500	6.0	816.05
954	4,000	7.0	953.50	3,000	7.0	953.50

	92,275	4.3	$606.89	82,337	3.7	$588.48

At December 30, 2007, the intrinsic value for all options outstanding, exercisable, and nonvested was $18.6 million, $18.0 million and $0.6 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of the Company’s stock was $801.50 at December 30, 2007. At December 30, 2007, there were 9,938 nonvested options related to this plan with an average exercise price of $759.42 and a weighted average remaining contractual term of 8.6 years. At December 31, 2006, there were 15,437 nonvested options with an average exercise price of $770.79.

As of December 30, 2007, total unrecognized stock-based compensation expense related to this plan was $2.1 million, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.75 years. The total intrinsic value of options exercised during 2007, 2006 and 2005 was $4.7 million, $3.7 million and $3.8 million, respectively.

There were no options granted during 2007. During 2006 and 2005, all options were granted at an exercise price equal to or greater than the fair market value of the Company’s common stock at the date of grant. The weighted average fair value for options granted during 2006 and 2005 was $211.76 and $218.62, respectively. The fair value of options at date of grant was estimated using the Black-Scholes method utilizing the following assumptions:

	2006	2005

Expected life (years)	7	7
Interest rate	4.45%	4.49%
Volatility	20.35%	19.08%
Dividend yield	1.07%	0.97%

The Company also maintains a stock option plan at its Kaplan subsidiary that provides for the issuance of Kaplan stock options to certain members of Kaplan’s management. The Kaplan stock option plan was adopted in 1997 and initially reserved 15%, or 150,000 shares, of Kaplan’s common stock for awards to be granted under the plan. Under the provisions of this plan, options are issued with an exercise price equal to the estimated fair value of Kaplan’s common stock, and options vest ratably over the number of years specified (generally four to five years) at the time of the grant. Upon exercise, an option holder may receive Kaplan shares or cash equal to the difference between the exercise price and the then fair value. The fair value of Kaplan’s common stock is determined by the Company’s compensation committee of the Board of Directors. In January 2008, the committee set the fair value price at $2,700 per share. Option holders have a 30-day window in which they may exercise at this price, after which time the compensation committee has the right to determine a new price in the event of an exercise. Also in the first two months of 2008, 26,656 Kaplan stock options were exercised, and 21,325 Kaplan stock options were awarded at an option price of $2,700 per share.

 68 THE WASHINGTON POST COMPANY

Changes in Kaplan stock options outstanding for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, were as follows:

	2007		2006		2005
	Number	Average	Number	Average	Number	Average
	of	Option	of	Option	of	Option
	Shares	Price	Shares	Price	Shares	Price

Beginning of year	73,352	$1,480.11	62,229	$944.63	68,000	$596.17
Granted	3,262	2,115.00	29,785	1,833.00	10,582	2,080.00
Exercised	(6,952)	457.55	(18,662)	257.73	(16,153)	225.14
Forfeited	—	—	—	—	(200)	652.00

End of year	69,662	$1,611.89	73,352	$1,480.11	62,229	$944.63

The compensation committee awarded to a senior manager of Kaplan shares equal in value to $4.8 million, $4.6 million and $4.8 million for the 2007, 2006 and 2005 fiscal year, respectively, and the expense of these awards was recorded in the Company’s results of operations for each relevant fiscal year. As a result, in the first quarter of 2008, 1,778 Kaplan shares will be issued related to the 2007 share awards, based on the January 2008 valuation of $2,700 per share value. In the first quarter of 2007 and second quarter of 2006, 2,175 and 2,619 shares were issued related to the 2006 and 2005 Kaplan share awards. In the fourth quarter of 2007, a senior manager exercised Kaplan stock options and received 1,750 Kaplan shares.

Kaplan recorded stock compensation expense of $41.3 million for 2007, compared to $27.7 million for 2006 and $3.0 million for 2005, excluding Kaplan stock compensation expense in 2006 of $8.2 million as a result of the change in accounting under SFAS 123R. In 2007, 2006 and 2005, total net payouts were $8.1 million, $31.1 million and $35.2 million, respectively. At December 31, 2007, the Company’s accrual balance related to Kaplan stock-based compensation totaled $101.2 million.

As of December 30, 2007, total unrecognized stock-based compensation expense related to stock options was $13.6 million, which is expected to be recognized over a weighted average period of approximately 2.70 years. The total intrinsic value of options exercised during 2007 was $11.5 million; a tax benefit from these stock option exercises of $4.7 million was realized during 2007.

Information related to stock options outstanding and exercisable at December 30, 2007 is as follows:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
		Average		Average
	Shares	Remaining	Shares	Remaining
	Outstanding at	Contractual	Exercisable at	Contractual
Exercise Price	12/30/2007	Life (yrs.)	12/30/2007	Life (yrs.)

$526	10,533	3.8	10,533	3.8
652	2,000	4.0	2,000	4.0
1,625	13,500	4.0	10,800	4.0
1,833	29,785	4.0	7,447	4.0
2,080	10,582	4.0	5,291	4.0
2,115	3,262	4.0	—	4.0

	69,662	4.0	36,071	3.9

At December 30, 2007, the intrinsic value for all options outstanding, exercisable and nonvested was $75.8 million, $48.3 million and $27.5 million, respectively. The intrinsic value of a stock option is the amount by which the estimated fair value of the underlying stock exceeds the exercise price of the option. The estimated fair value of Kaplan’s stock was $2,700 at December 30, 2007. At December 30, 2007, there were 33,591 nonvested options related to the plan with an average exercise price of $1,883 and a weighted average remaining contractual term of 4.0 years. At December 31, 2006, there were 43,716 nonvested options with an average exercise price of $1,837.

The fair value of Kaplan stock options at December 30, 2007 and December 31, 2006 was estimated using the Black-Scholes method utilizing the following assumptions:

	December 30,	December 31,
	2007	2006

Expected life (years)	0–4	0–6
Interest rate	3.05%–3.34%	4.70%–5.00%
Volatility	34.24%–45.39%	34.78%–46.50%
Dividend yield	0%	0%

Refer to Note A for additional disclosures surrounding stock option accounting.

Earnings Per Share. Basic earnings per share are based on the weighted average number of shares of common stock outstanding during each year. Diluted earnings per common share are based on the weighted average number of shares of common stock outstanding each year, adjusted for the dilutive effect of shares issuable under outstanding stock options and restricted stock.

2007 FORM 10-K 69

The Company’s earnings per share (basic and diluted) for 2007, 2006 and 2005 are presented below (in thousands, except per share amounts):

	Fiscal Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Income before cumulative effect of change in accounting principle, after redeemable preferred stock dividends	$287,655	$328,553	$313,363
Cumulative effect of change in method of accounting for share-based payments, net of taxes	—	(5,075)	—

Net income available for common shares	$287,655	$323,478	$313,363

Weighted average shares outstanding — basic	9,492	9,568	9,594
Effect of dilutive shares:
Stock options and restricted stock	36	38	22

Weighted average shares outstanding — diluted	9,528	9,606	9,616

Basic earnings per common share:
Before cumulative effect of change in accounting principle	$30.31	$34.34	$32.66
Cumulative effect of change in accounting principle	—	(0.53)	—

Net income available for common shares	$30.31	$33.81	$32.66

Diluted earnings per common share:
Before cumulative effect of change in accounting principle	$30.19	$34.21	$32.59
Cumulative effect of change in accounting principle	—	(0.53)	—

Net income available for common shares	$30.19	$33.68	$32.59

The 2007, 2006 and 2005 diluted earnings per share amounts exclude the effects of 7,500, 13,000 and 4,000 stock options outstanding, respectively, as their inclusion would be antidilutive.

J.	PENSIONS AND OTHER POSTRETIREMENT PLANS

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

Adoption of SFAS 158. On December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 required companies to recognize the funded status of pension and other postretirement benefit plans on their balance sheets at December 31, 2006. The effects of adopting the provisions of SFAS 158 on the Company’s Balance Sheet at December 31, 2006, are presented in the following table (in thousands):

	December 31, 2006
	Before		After
	Adoption	Adjustment	Adoption

Investment in affiliates	$72,333	$(7,642)	$64,691
Prepaid pension cost	565,262	410,030	975,292
Accounts payable and accrued liabilities	510,969	6,847	517,816
Postretirement benefits other than pensions	153,701	(72,364)	81,337
Accrued compensation and related benefits	221,199	13,017	234,216
Deferred tax liability	414,857	184,630	599,487
Unrealized gain on pensions and other postretirement benefits	—	270,258	270,258

The Company’s investment in affiliates balance declined by $7.6 million as a result of the adoption of SFAS 158 by Bowater Mersey Paper Company, in which the Company holds a 49% interest. In 2007, the Company’s investment in affiliates balance increased by $5.0 million as a result of the current year SFAS 158 adjustments.

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

 70 THE WASHINGTON POST COMPANY

The following table sets forth obligation, asset and funding information for the Company’s defined benefit pension plans at December 30, 2007 and December 31, 2006 (in thousands):

	Pension Plans		SERP
	2007	2006	2007	2006

Change in Benefit Obligation
Benefit obligation at beginning of year	$802,791	$748,873	$54,382	$51,625
Service cost	28,115	27,298	1,542	1,728
Interest cost	47,201	43,707	3,213	2,936
Amendments	(179)	60,695	—	1,349
Actuarial loss (gain)	2,310	(21,499)	53	(2,123)
Benefits paid	(40,068)	(56,283)	(1,728)	(1,133)

Benefit obligation at end of year	$840,170	$802,791	$57,462	$54,382

Change in Plan Assets
Fair value of assets at beginning of year	$1,778,083	$1,683,265	$—	$—
Actual return on plan assets	136,944	151,101	—	—
Employer contributions	—	—	1,728	1,133
Benefits paid	(40,068)	(56,283)	(1,728)	(1,133)

Fair value of assets at end of year	$1,874,959	$1,778,083	$—	$—

Funded status	$1,034,789	$975,292	$(57,462)	$(54,382)

The accumulated benefit obligation for the Company’s pension plans at December 30, 2007 and December 31, 2006, was $756.7 million and $714.9 million, respectively. The accumulated benefit obligation for the Company’s SERP at December 30, 2007 and December 31, 2006 was $44.6 million and $42.2 million, respectively. The amounts recognized in the consolidated balance sheets for the Company’s defined benefit pension plans at December 30, 2007 and December 31, 2006 (in thousands):

	Pension Plans		SERP
	2007	2006	2007	2006

Non-current asset	$1,034,789	$975,292	$—	$—
Current liability	—	—	(1,738)	(1,627)
Non-current liability	—	—	(55,724)	(52,755)

Recognized asset (liability)	$1,034,789	$975,292	$(57,462)	$(54,382)

Key assumptions utilized for determining the benefit obligation at December 30, 2007 and December 31, 2006 are as follows:

	Pension Plans		SERP
	2007	2006	2007	2006

Discount rate	6.0%	6.0%	6.0%	6.0%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%

The Company made no contributions to its pension plans in 2007, 2006 and 2005, and the Company does not expect to make any contributions in 2008 or in the foreseeable future. The Company made contributions to its SERP of $1.7 million and $1.1 million for the years ended December 30, 2007 and December 31, 2006, respectively, as the plan is unfunded and the Company covers benefit payments. The Company makes contributions to the SERP based on actual benefit payments.

At December 30, 2007, future estimated benefit payments, excluding charges for early retirement programs, are as follows (in millions):

	Pension Plans	SERP

2008	$38.5	$1.8
2009	$39.2	$2.3
2010	$40.4	$2.6
2011	$41.9	$2.9
2012	$43.8	$3.2
2013–2017	$247.9	$20.6

The Company’s defined benefit pension obligations are funded by a portfolio made up of a relatively small number of stocks and high-quality fixed-income securities that are held in trust. As of December 30, 2007 and December 31, 2006, the assets of the Company’s pension plans were allocated as follows (in percentages):

	Pension Plan Asset Allocations
	December 30,	December 31,
	2007	2006

Equities	88%	89%
Fixed income	12%	11%

Total	100%	100%

Essentially all of the assets are actively managed by two investment companies. Included in the assets they manage are $459.1 million and $445.9 million of Berkshire Hathaway Class A and Class B common stock at December 30, 2007 and December 31, 2006, respectively. None of the assets is managed internally by the Company.

The goal of the investment managers is to try to produce moderate long-term growth in the value of those assets, while protecting them against large decreases in value. The managers are not permitted to invest in securities of the Company or in alternative investments. In addition, they cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single

2007 FORM 10-K 71

issuer, except for obligations of the U.S. Government, without receiving prior approval by the Plan administrator. Most of the investments are in U.S. securities. As of December 30, 2007, up to 13% of the assets could be invested in stocks of companies that are domiciled outside the United States, and no less than 9% of the assets could be invested in fixed-income securities.

The total (income) cost arising from the Company’s defined benefit pension plans for the years ended December 30, 2007, December 31, 2006 and January 1, 2006 consists of the following components (in thousands):

	Pension Plans			SERP
	2007	2006	2005	2007	2006	2005

Service cost	$28,115	$27,298	$27,161	$1,542	$1,728	$1,496
Interest cost	47,201	43,707	39,989	3,213	2,936	2,642
Expected return on assets	(98,066)	(93,968)	(104,589)	—	—	—
Amortization of transition asset	(53)	(82)	(106)	—	—	—
Amortization of prior service cost	5,057	4,857	4,716	446	412	465
Recognized actuarial (gain) loss	(4,534)	(3,645)	(5,085)	1,565	1,589	1,215

Net periodic (benefit) cost for the year	(22,280)	(21,833)	(37,914)	6,766	6,665	5,818
Early retirement programs expense	—	50,040	1,192	—	902	—

Total (benefit) cost for the year	$(22,280)	$28,207	$(36,722)	$6,766	$7,567	$5,818

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Current year actuarial (gain) loss	$(36,568)			$53
Current year prior service credit	(179)			—
Amortization of transition asset	53			—
Amortization of prior service cost	(5,057)			(446)
Recognized actuarial gain (loss)	4,534			(1,565)

Total recognized in other comprehensive income (before tax effects)	$(37,217)			$(1,958)

Total recognized in total (benefit) cost and other comprehensive income (before tax effects)	$(59,497)	$28,207	$(36,722)	$4,808	$7,567	$5,818

The costs for the Company’s defined benefit pension plans are actuarially determined. Below are the key assumptions utilized to determine periodic cost for the years ended December 30, 2007, December 31, 2006 and January 1, 2006:

	Pension Plans			SERP
	2007	2006	2005	2007	2006	2005

Discount rate	6.0%	5.75%	5.75%	6.0%	5.75%	5.75%
Expected return on plan assets	6.5%	6.5%	7.5%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

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

At December 30, 2007 and December 31, 2006, accumulated other comprehensive income (AOCI) includes the following components of unrecognized net periodic (benefit) cost for the defined benefit plans (in thousands):

	Pension Plans		SERP
	2007	2006	2007	2006

Unrecognized actuarial (gain) loss	$(483,928)	$(451,894)	$11,074	$12,586
Unrecognized prior service cost	36,795	42,031	1,612	2,058
Unrecognized transition asset	(114)	(167)	—	—

Gross amount	(447,247)	(410,030)	12,686	14,644
Deferred tax liability (benefit)	178,899	164,012	(5,074)	(5,858)

Net amount	$(268,348)	$(246,018)	$7,612	$8,786

During 2008, the Company expects to recognize the following amortization components of net periodic cost for the defined benefit plans (in thousands):

	2008
	Pension Plans	SERP

Actuarial (gain) loss recognition	$(6,804)	$686
Prior service cost recognition	5,641	446
Transition asset recognition	(42)	—

Other Postretirement Plans.  The following table sets forth obligation, asset and funding information for the Company’s other postretirement plans at December 30, 2007 and December 31, 2006 (in thousands):

	Postretirement Plans
	2007	2006

Change in Benefit Obligation
Benefit obligation at beginning of year	$86,557	$141,469
Service cost	3,558	5,270
Interest cost	4,832	6,611
Amendments	(4,234)	(45,915)
Actuarial gain	(599)	(15,429)
Benefits paid, net of Medicare Subsidy	(3,982)	(5,449)

Benefit obligation at end of year	$86,132	$86,557

Change in Plan Assets
Fair value of assets at beginning of year	$—	$—
Employer contributions	4,252	5,674
Benefits paid	(4,252)	(5,674)

Fair value of assets at end of year	$—	$—

Funded status	$(86,132)	$(86,557)

 72 THE WASHINGTON POST COMPANY

The amounts recognized in the consolidated balance sheets for the Company’s other postretirement plans at December 30, 2007 and December 31, 2006 (in thousands):

	Postretirement Plans
	2007	2006

Current liability	$(5,091)	$(5,220)
Non-current liability	(81,041)	(81,337)

Recognized liability	$(86,132)	$(86,557)

In 2006 and 2007, the Company amended certain of its postretirement medical plans to modify the cost sharing between retirees and the Company; these amendments resulted in a greater portion of the overall cost of postretirement medical plan expenses to be paid for by retirees in the future. The amendments resulted in a significant decrease in the Company’s unrecognized prior service cost at December 31, 2006 and total costs for 2007.

The discount rates utilized for determining the benefit obligation at December 30, 2007 and December 31, 2006 for the postretirement plans were 5.80% and 5.85%, respectively. The assumed healthcare cost trend rate used in measuring the postretirement benefit obligation at December 30, 2007 was 9.5% for both pre-age 65 and post-age 65 benefits, decreasing to 5.0% in the year 2018 and thereafter.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A change of 1 percentage point in the assumed healthcare cost trend rates would have the following effects (in thousands):

	1%	1%
	Increase	Decrease

Benefit obligation at end of year	$11,481	$(10,639)
Service cost plus interest cost	$1,207	$(1,167)

The Company made contributions to its postretirement benefit plans of $4.3 million and $5.7 million for the years ended December 30, 2007 and December 31, 2006, respectively, as the plans are unfunded and the Company covers benefit payments. The Company makes contributions to its postretirement plans based on actual benefit payments.

At December 30, 2007, future estimated benefit payments, net of Medicare Subsidy, are as follows (in millions):

Postretirement
Plans

2008	$5.2
2009	$5.5
2010	$5.9
2011	$6.1
2012	$6.4
2013–2017	$34.3

The total cost arising from the Company’s postretirement plans for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, consists of the following components (in thousands):

	Postretirement Plans
	2007	2006	2005

Service cost	$3,558	$5,270	$6,026
Interest cost	4,832	6,611	7,434
Amortization of prior service credit	(4,860)	(2,551)	(588)
Recognized actuarial gain	(1,671)	(864)	(1,061)

Total cost for the year	$1,859	$8,466	$11,811

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial gain	(329)
Current year prior service credit	(4,234)
Amortization of prior service credit	4,860
Recognized actuarial gain	1,671

Total recognized in other comprehensive income (before tax effects)	$1,968

Total recognized in net periodic cost and other comprehensive income (before tax effects)	$3,827	$8,466	$11,811

The costs for the Company’s postretirement plans are actuarially determined. The discount rates utilized to determine periodic cost for the years ended December 30, 2007, December 31, 2006 and January 1, 2006 were 5.85%, 5.60% and 5.75%, respectively.

At December 30, 2007 and December 31, 2006, accumulated other comprehensive income (AOCI) included the following components of unrecognized net periodic benefit for the postretirement plans, respectively (in thousands):

	December 30,	December 31,
	2007	2006

Unrecognized actuarial gain	$(13,061)	$(14,403)
Unrecognized prior service credit	(52,115)	(52,741)

Gross amount	(65,176)	(67,144)
Deferred tax liability	26,070	26,858

Net amount	$(39,106)	$(40,286)

During 2008, the Company expects to recognize the following amortization components of net periodic cost for the postretirement plans (in thousands):

2008

Actuarial gain recognition	$(1,485)
Prior service credit recognition	(5,144)

2007 FORM 10-K 73

Multi-employer Pension Plans.  Contributions to multi-employer pension plans, which are generally based on hours worked, amounted to $1.5 million in 2007, $1.6 million in 2006 and $2.6 million in 2005.

Savings Plans.  The Company recorded expense associated with retirement benefits provided under incentive savings plans (primarily 401(k) plans) of approximately $20.7 million in 2007, $19.4 million in 2006 and $18.3 million in 2005.

K.	LEASE AND OTHER COMMITMENTS

The Company leases real property under operating agreements. Many of the leases contain renewal options and escalation clauses that require payments of additional rent to the extent of increases in the related operating costs.

At December 30, 2007, future minimum rental payments under non-cancelable operating leases approximate the following (in thousands):

2008	$125,526
2009	111,568
2010	98,143
2011	81,400
2012	69,358
Thereafter	214,206

$700,201

Minimum payments have not been reduced by minimum sublease rentals of $3.0 million due in the future under non-cancelable subleases.

Rent expense under operating leases included in operating costs was approximately $138.7 million, $116.9 million and $113.0 million in 2007, 2006 and 2005, respectively. Sublease income was approximately $1.9 million, $1.9 million and $0.8 million in 2007, 2006 and 2005, respectively.

The Company’s broadcast subsidiaries are parties to certain agreements that commit them to purchase programming to be produced in future years. At December 30, 2007, such commitments amounted to approximately $139.2 million. If such programs are not produced, the Company’s commitment would expire without obligation.

L.	OTHER NON-OPERATING INCOME (EXPENSE)

The Company recorded other non-operating income, net, of $10.8 million in 2007, $73.5 million in 2006 and $9.0 million in 2005. The 2006 non-operating income, net, comprises a $43.2 million pre-tax gain from the sale of the Company’s 49% interest in BrassRing, a $33.8 million pre-tax gain from the sale of marketable equity securities and foreign currency gains of $11.9 million, offset by $15.1 million of write-downs on investments.

A summary of non-operating income (expense) for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, follows (in millions):

	2007	2006	2005

Foreign currency gains (losses), net	$8.8	$11.9	$(8.1)
Gain on sales of marketable equity securities	0.4	33.8	12.7
Gain on sale of affiliate	—	43.2	—
Impairment write-downs on investments	—	(15.1)	(1.5)
Gain on sale of non-operating land	—	—	5.1
Other gains (losses)	1.6	(0.3)	0.8

Total	$10.8	$73.5	$9.0

M.	CONTINGENCIES AND LOSSES

Kaplan, Inc., a subsidiary of the Company, is a party to a previously disclosed class action antitrust lawsuit filed on April 29, 2005, by purchasers of BAR/BRI bar review courses in the U.S. District Court for the Central District of California. On February 2, 2007, the parties filed a settlement agreement with the court together with documents setting forth a procedure for class notice. In the fourth quarter of 2006, the Company recorded a charge of $13.0 million related to an agreement to settle this lawsuit. The court approved the terms of the settlement on July 9, 2007. However, certain class members filed an appeal to the case to the U.S. Court of Appeals for the Ninth Circuit, and that appeal remains pending. Effectiveness of the settlement is subject to court approval. On February 6, 2008, Kaplan was served with a purported class action lawsuit alleging substantially similar claims as the previously settled lawsuit. The putative class is said to include all persons who purchased a bar review course from BAR/BRI in the United States since 2006 and all potential future purchasers of bar review courses. The case is pending in the U.S. District Court for the Central District of California. Kaplan intends to vigorously defend this lawsuit.

The Company and its subsidiaries are parties to various other civil lawsuits that have arisen in the ordinary course of their businesses, including actions for libel and invasion of privacy, violations of applicable wage and hour laws and claims involving current and former students at the Company’s schools. Management does not believe that any litigation pending against the Company will have a material adverse effect on its business or financial condition.

The Company’s education division derives a portion of its net revenues from financial aid received by its students under Title IV programs administered by the U.S. Department of Education pursuant to the Federal Higher Education Act of 1965 (HEA), as amended. In order to participate in Title IV programs, the Company must comply with complex standards set forth in the HEA and the regulations promulgated thereunder (the Regulations). Failure to comply with the requirements of HEA or the Regulations could result in the restriction or loss of the ability to participate in Title IV programs and subject the Company to financial penalties. For the years ended December 30, 2007, December 31, 2006 and

 74 THE WASHINGTON POST COMPANY

January 1, 2006, approximately $745.0 million, $580.0 million and $505.0 million, respectively, of the Company’s education division revenue was derived from financial aid received by students under Title IV programs. Management believes that the Company’s education division schools that participate in Title IV programs are in material compliance with standards set forth in the HEA and the Regulations.

Operating results for the Company in 2005 included the impact of charges and lost revenues associated with Hurricane Katrina and other hurricanes. Most of the impact was at the cable division, but the television broadcasting and education divisions were also adversely impacted. About 94,000 of the cable division’s pre-hurricane subscribers were located on the Gulf Coast of Mississippi, including Gulfport, Biloxi, Pascagoula and other neighboring communities where storm damage from Hurricane Katrina was significant. Through the end of 2005, the cable division recorded $9.6 million in property, plant and equipment losses; incurred an estimated $9.4 million in incremental cleanup, repair and other expenses in connection with the hurricane; and experienced an estimated $9.7 million reduction in operating income from subscriber losses and the granting of a 30-day service credit to all of its 94,000 pre-hurricane Gulf Coast subscribers. As of December 31, 2005, the Company had recorded a $5.0 million receivable for recovery of a portion of cable hurricane losses through December 31, 2005 under the Company’s property and business interruption insurance program; this recovery was recorded as a reduction of cable division expense in the fourth quarter of 2005. An additional $10.4 million in hurricane-related insurance recoveries was recorded during the second quarter of 2006 as a reduction of expense in connection with a final settlement on cable division Hurricane Katrina insurance claims. Cable division results in 2006 continued to include the impact of subscriber losses and expenses as a result of Hurricane Katrina. The Company estimates that lost revenue for 2006 was approximately $12.4 million; variable cost savings offset a portion of the lost revenue impact on the cable division’s operating income. The Company also incurred an estimated $5.4 million in incremental cleanup and repair expense in 2006.

N.	SUBSEQUENT EVENTS

In January 2008, the Company announced a Voluntary Retirement Incentive Program, which is being offered to certain Newsweek employees. The program includes enhanced retirement benefits and should be completed by the end of the first quarter; it will be funded primarily from the assets of the Company’s pension plans.

In February 2008, the Company announced that a Voluntary Retirement Incentive Program will be offered in 2008 to some employees of The Washington Post newspaper and the Company’s corporate office. The cost of the program will be funded primarily from the assets of the Company’s pension plans.

In February 2008, the Company announced that The Post will close its College Park, MD, printing plant in early 2010, after two presses are moved to The Post’s Springfield, VA, plant.

In January and February 2008, the Company purchased approximately $60 million in the common stock of Corinthian Colleges, Inc.

O.	BUSINESS SEGMENTS

Through its subsidiary Kaplan, Inc., the Company provides educational services for individuals, schools and businesses. The Company also operates principally in four areas of the media business: newspaper publishing, television broadcasting, magazine publishing and cable television.

Education products and services are provided through the Company’s subsidiary Kaplan, Inc. Kaplan’s businesses include higher education services, which includes Kaplan’s domestic and international post-secondary education businesses, including fixed-facility colleges that offer bachelor degree, associate degree and diploma programs primarily in the fields of healthcare, business and information technology; and online post-secondary and career programs. Kaplan’s businesses also include domestic and international test preparation, which includes Kaplan’s standardized test prep and English-language course offerings, as well as K12 and Score!, which offer multimedia learning and private tutoring to children and educational resources to parents. Kaplan’s businesses also include Kaplan professional, which provides education and career services to business people and other professionals domestically and internationally. For segment reporting purposes, the education division now has three primary segments, as compared to two primary segments in 2006. The education division’s primary segments are higher education, test prep and professional. Kaplan “Corporate Overhead and Other” is also included; “Other” includes Kaplan stock compensation expense and amortization of certain intangibles.

In the fourth quarter of 2007, Kaplan management announced plans to restructure the Score! business. In order to implement a revised business model, 75 Score! centers have been closed. After closings and consolidations, Score! has 80 centers that focus on providing computer-assisted instruction and small-group tutoring. The restructuring plan includes relocating certain management and terminating certain employees from closed centers. The Company incurred approximately $11.2 million in expenses in the fourth quarter of 2007 related to lease obligations, severance and accelerated depreciation of fixed assets in connection with the Score! restructuring. Also in the fourth quarter of 2007, Kaplan management announced plans to restructure Kaplan Professional (U.S.). In connection with this restructuring, product changes are being implemented and certain operations are in the process of being decentralized, in addition to employee terminations. A charge of $6.0 million was recorded in the fourth quarter of 2007 related to the write-off of an integrated software product under development and severance costs in connection with the restructuring; severance and other restructuring related expenses of an estimated $3.0 million are expected to be incurred in 2008.

2007 FORM 10-K 75

Newspaper publishing includes the publication of newspapers in the Washington, D.C., area and Everett, WA; newsprint warehousing and recycling facilities; and the Company’s electronic media publishing business (primarily washingtonpost.com).

The magazine publishing division consists of the publication of a weekly news magazine, Newsweek, which has one domestic and three English-language international editions (and, in conjunction with others, publishes seven foreign-language editions around the world) and the publication of Arthur Frommer’s Budget Travel. The 2006 results of the magazine publishing division also include revenue of $23.4 million and an operating loss of $8.8 million for PostNewsweek Tech Media, up to the sale date of December 22, 2006.

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

Cable television operations consist of cable systems offering basic cable, digital cable, pay television, cable modem, telephony and other services to subscribers in midwestern, western and southern states. The principal source of revenue is monthly subscription fees charged for services.

In 2007, other businesses and corporate office includes the expenses associated with the Company’s corporate office and the operating results of CourseAdvisor since its October 2007 acquisition. In 2006 and 2005, other businesses and corporate office includes expenses of the Company’s corporate office. CourseAdvisor is a lead generation provider for the post-secondary education market.

The Company’s foreign revenues in 2007, 2006 and 2005 totaled approximately $488 million, $347 million and $248 million, respectively, principally from Kaplan’s foreign operations and the publication of the international editions of Newsweek. The Company’s long-lived assets in foreign countries (excluding goodwill and other intangibles), principally in the United Kingdom, totaled approximately $62 million at December 30, 2007 and $44 million at December 31, 2006.

Income from operations is the excess of operating revenues over operating expenses. In computing income from operations by segment, the effects of equity in earnings of affiliates, interest income, interest expense, other non-operating income and expense items and income taxes are not included.

Identifiable assets by segment are those assets used in the Company’s operations in each business segment. Investments in marketable equity securities are discussed in Note C.

 76 THE WASHINGTON POST COMPANY

(This page intentionally left blank)

2007 FORM 10-K 77

						Other
		Newspaper	Television	Magazine	Cable	Businesses and	Intersegment
(In thousands)	Education	Publishing	Broadcasting	Publishing	Television	Corporate Office	Elimination	Consolidated

2007
Operating revenues	$2,030,889	$889,827	$339,969	$288,449	$626,446	$6,586	$(1,760)	$4,180,406
Income (loss) from operations	$149,037	$66,434	$142,092	$31,388	$123,664	$(35,599)	$—	$477,016
Equity in earnings of affiliates								5,975
Interest expense, net								(12,708)
Other income, net								10,824

Income before income taxes								$481,107

Identifiable assets	$1,930,525	$832,655	$464,815	$837,527	$1,205,374	$161,755	$—	$5,432,651
Investments in marketable equity securities								469,459
Investments in affiliates								102,399

Total assets								$6,004,509

Depreciation of property, plant and equipment	$60,986	$38,659	$9,489	$2,177	$108,453	$1,475	$—	$221,239
Amortization expense	$14,670	$1,162	$—	$—	$442	$1,297	$—	$17,571
Pension credit (expense)	$(3,536)	$(10,010)	$888	$36,343	$(1,405)	$—	$—	$22,280
Capital expenditures	$97,123	$36,020	$17,688	$448	$138,258	$470	$—	$290,007

2006
Operating revenues	$1,684,141	$961,905	$361,904	$331,045	$565,932	$—	$—	$3,904,927
Income (loss) from operations	$130,189	$63,389	$160,831	$27,949	$119,974	$(42,528)	$—	$459,804
Equity in earnings of affiliates								790
Interest expense, net								(14,912)
Other income, net								73,452

Income before income taxes								$519,134

Identifiable assets	$1,569,404	$821,615	$458,751	$788,450	$1,178,132	$145,601	$—	$4,961,953
Investments in marketable equity securities								354,728
Investments in affiliates								64,691

Total assets								$5,381,372

Depreciation of property, plant and equipment	$51,820	$35,729	$9,915	$2,640	$103,892	$1,299	$—	$205,295
Amortization expense and impairment charge	$5,186	$1,168	$—	$9,864	$689	$—	$—	$16,907
Pension credit (expense)	$(3,064)	$(56,785)	$1,413	$34,704	$(1,575)	$(2,900)	$—	$(28,207)
Capital expenditures	$74,510	$57,664	$8,800	$564	$142,484	$—	$—	$284,022

2005
Operating revenues	$1,412,394	$957,082	$331,817	$344,894	$507,700	$—	$—	$3,553,887
Income (loss) from operations	$157,835	$125,359	$142,478	$45,122	$76,720	$(32,600)	$—	$514,914
Equity in losses of affiliates								(881)
Interest expense, net								(23,369)
Other income, net								8,980

Income before income taxes								$499,644

Identifiable assets	$1,256,604	$693,421	$420,154	$594,937	$1,122,654	$89,721	$—	$4,177,491
Investments in marketable equity securities								329,921
Investments in affiliates								77,361

Total assets								$4,584,773

Depreciation of property, plant and equipment	$39,453	$36,556	$10,202	$2,801	$100,031	$1,500	$—	$190,543
Amortization expense	$5,595	$1,119	$—	$—	$764	$—	$—	$7,478
Pension credit (expense)	$(2,365)	$(784)	$2,939	$38,184	$(1,252)	$—	$—	$36,722
Capital expenditures	$84,257	$33,276	$8,557	$660	$111,331	$268	$—	$238,349

 78 THE WASHINGTON POST COMPANY

The Company’s education division comprises the following operating segments:

				Corporate
	Higher	Test		Overhead	Intersegment	Total
(In thousands)	Education	Prep	Professional	and Other	Elimination	Education

2007
Operating revenues	$1,021,595	$569,316	$439,720	$1,261	$(1,003)	$2,030,889
Income (loss) from operations	$125,629	$71,316	$41,073	$(88,737)	$(244)	$149,037
Identifiable assets	$748,269	$380,158	$785,593	$16,505		$1,930,525
Depreciation of property, plant and equipment	$29,908	$14,139	$13,562	$3,377		$60,986
Amortization expense				$14,670		$14,670
Kaplan stock-based incentive compensation				$41,294		$41,294
Capital expenditures	$44,098	$18,204	$27,340	$7,481		$97,123

2006
Operating revenues	$855,757	$457,293	$371,091	$—	$—	$1,684,141
Income (loss) from operations	$100,690	$77,632	$35,503	$(83,636)	$—	$130,189
Identifiable assets	$632,873	$341,262	$548,533	$46,736		$1,569,404
Depreciation of property, plant and equipment	$26,278	$11,407	$9,582	$4,553		$51,820
Amortization expense				$5,186		$5,186
Kaplan stock-based incentive compensation				$27,724		$27,724
Capital expenditures	$36,079	$16,400	$10,429	$11,602		$74,510

2005
Operating revenues	$707,966	$391,456	$312,972	$—	$—	$1,412,394
Income (loss) from operations	$77,728	$75,940	$46,067	$(41,900)	$—	$157,835
Identifiable assets	$572,753	$203,387	$451,194	$29,270		$1,256,604
Depreciation of property, plant and equipment	$20,038	$8,929	$7,206	$3,280		$39,453
Amortization expense				$5,595		$5,595
Kaplan stock-based incentive compensation				$3,000		$3,000
Capital expenditures	$49,406	$18,855	$11,279	$4,717		$84,257

2007 FORM 10-K 79

P. SUMMARY OF QUARTERLY OPERATING RESULTS AND COMPREHENSIVE INCOME (UNAUDITED)

Quarterly results of operations and comprehensive income for the years ended December 30, 2007 and December 31, 2006 are as follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007 Quarterly Operating Results
Operating revenues
Education	$475,781	$503,487	$514,595	$537,026
Advertising	292,791	318,310	282,251	341,291
Circulation and subscriber	196,751	202,365	203,307	215,384
Other	20,285	22,611	22,351	31,820

	985,608	1,046,773	1,022,504	1,125,521

Operating costs and expenses
Operating	450,675	464,040	467,926	500,343
Selling, general and administrative	386,757	399,099	384,603	411,137
Depreciation of property, plant and equipment	53,449	54,060	55,722	58,008
Amortization of intangibles	2,732	4,314	3,787	6,738

	893,613	921,513	912,038	976,226

Income from operations	91,995	125,260	110,466	149,295
Equity in earnings (losses) of affiliates	9,083	(135)	(622)	(2,351)
Interest income	3,276	2,705	3,011	2,346
Interest expense	(5,925)	(6,159)	(6,014)	(5,948)
Other income (expense), net	801	4,345	10,121	(4,443)

Income before income taxes	99,230	126,016	116,962	139,899
Provision for income taxes	34,800	57,200	44,500	56,000

Net income	64,430	68,816	72,462	82,899
Redeemable preferred stock dividends	(485)	(230)	(237)	—

Net income available for common shares	$63,945	$68,586	$72,225	$82,899

Basic earnings per common share	$6.72	$7.22	$7.62	$8.75

Diluted earnings per common share	$6.70	$7.19	$7.60	$8.71

Basic average shares outstanding	9,513	9,502	9,473	9,479
Diluted average shares outstanding	9,547	9,536	9,509	9,512
2007 Quarterly comprehensive income	$66,099	$80,022	$99,595	$159,866

The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Income due to rounding.

Refer to page 82 for quarterly impact from certain unusual items in 2007.

 80 THE WASHINGTON POST COMPANY

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006 Quarterly Operating Results
Operating revenues
Education	$408,934	$409,244	$420,604	$445,359
Advertising	327,165	346,390	312,238	372,946
Circulation and subscriber	187,046	193,099	192,694	199,411
Other	25,135	20,308	21,358	22,996

	948,280	969,041	946,894	1,040,712

Operating costs and expenses
Operating	421,423	415,271	429,564	472,660
Selling, general and administrative	338,684	405,675	347,230	392,414
Depreciation of property, plant and equipment	49,025	49,512	49,929	56,829
Amortization of intangibles and goodwill impairment charge	1,389	1,378	11,525	2,615

	810,521	871,836	838,248	924,518

Income from operations	137,759	97,205	108,646	116,194
Equity in (losses) earnings of affiliates	(179)	(562)	(625)	2,156
Interest income	1,603	2,539	2,967	3,322
Interest expense	(6,259)	(6,439)	(6,400)	(6,245)
Other income (expense), net	(175)	33,701	4,708	35,218

Income before income taxes and cumulative effect of change in accounting principle	132,749	126,444	109,296	150,645
Provision for income taxes	50,800	47,700	36,000	55,100

Income before cumulative effect of change in accounting principle	81,949	78,744	73,296	95,545
Cumulative effect of change in method of accounting for share-based payments, net of taxes	(5,075)	—	—	—

Net income	76,874	78,744	73,296	95,545
Redeemable preferred stock dividends	(491)	(245)	(245)	—

Net income available for common shares	$76,383	$78,499	$73,051	$95,545

Basic earnings per share:
Before cumulative effect of change in accounting principle	$8.51	$8.20	$7.62	$10.01
Cumulative effect of change in accounting principle	(0.53)	—	—	—

Net income available for common shares	$7.98	$8.20	$7.62	$10.01

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$8.48	$8.17	$7.60	$9.97
Cumulative effect of change in accounting principle	(0.53)	—	—	—

Net income available for common shares	$7.95	$8.17	$7.60	$9.97

Basic average shares outstanding	9,570	9,575	9,581	9,548
Diluted average shares outstanding	9,606	9,613	9,617	9,581
2006 Quarterly comprehensive income	$85,633	$71,544	$83,256	$127,977

The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Income due to rounding.

Refer to page 82 for quarterly impact from certain unusual items in 2006.

2007 FORM 10-K 81

Quarterly impact from certain unusual items in 2007 (after-tax and diluted EPS amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Charge of additional net income tax expense of $6.6 million as a result of a $12.9 million increase in taxes associated with Bowater Mersey, offset by a tax benefit of $6.3 million associated with recent changes in certain state income tax laws		$(0.70)
Charges of $6.7 million related to lease obligations, severance and accelerated depreciation of fixed assets in connection with Kaplan’s restructuring of the Score! business				$(0.70)
Charge of $3.6 million related to write-off of an integrated software product under development and severance costs at Kaplan Professional (U.S.)				$(0.38)
Gain of $5.9 million from the sale of property at the company’s television station in Miami			$0.62

Quarterly impact from certain unusual items in 2006 (after-tax and diluted EPS amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Charges of $31.7 million related to early retirement plan buyouts ($31.4 million and $0.3 million in the second and third quarters, respectively)		$(3.27)	$(0.03)
Charge of $9.0 million for the write-down of a marketable equity security				$(0.94)
Charge of $8.3 million related to an agreement to settle a lawsuit at Kaplan				$(0.86)
Goodwill impairment charge of $6.3 million at PostNewsweek Tech Media during the third quarter of 2006 and a $1.0 million loss on the sale of PostNewsweek Tech Media during the fourth quarter of 2006			$(0.65)	$(0.10)
Transition costs and operating losses at Kaplan related to acquisitions and startups for 2006 totaled $8.0 million ($0.1 million, $5.6 million, $0.5 million and $1.8 million in the first, second, third and fourth quarters, respectively)	$(0.02)	$(0.58)	$(0.05)	$(0.19)
Charge of $5.1 million for the cumulative effect of a change in accounting for Kaplan equity awards in connection with the adoption of SFAS 123R	$(0.53)
Gain of $27.4 million on the sale of the Company’s 49% interest in BrassRing				$2.86
Insurance recoveries of $6.4 million from cable division losses related to Hurricane Katrina		$0.67
Gains of $21.1 million from the sales of marketable equity securities ($19.6 million, $1.3 million and $0.2 million in the second, third and fourth quarters, respectively)		$2.04	$0.13	$0.02

 82 THE WASHINGTON POST COMPANY

SCHEDULE II

THE WASHINGTON POST COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E

		Additions —
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

Year Ended January 1, 2006
Allowance for doubtful accounts and returns	$65,652,000	$127,195,000	$121,722,000	$71,125,000
Allowance for advertising rate adjustments and discounts	5,313,000	14,970,000	13,309,000	6,974,000

	$70,965,000	$142,165,000	$135,031,000	$78,099,000

Year Ended December 31, 2006
Allowance for doubtful accounts and returns	$71,125,000	$136,663,000	$127,426,000	$80,362,000
Allowance for advertising rate adjustments and discounts	6,974,000	13,222,000	14,331,000	5,865,000

	$78,099,000	$149,885,000	$141,757,000	$86,227,000

Year Ended December 30, 2007
Allowance for doubtful accounts and returns	$80,362,000	$135,936,000	$138,713,000	$77,585,000
Allowance for advertising rate adjustments and discounts	5,865,000	13,492,000	15,039,000	4,318,000

	$86,227,000	$149,428,000	$153,752,000	$81,903,000

2007 FORM 10-K 83

TEN-YEAR SUMMARY OF SELECTED HISTORICAL FINANCIAL DATA

See Notes to Consolidated Financial Statements for the summary of significant accounting policies and additional information relative to the years 2005–2007. Operating results prior to 2002 include amortization of goodwill and certain other intangible assets that are no longer amortized under SFAS 142.

(In thousands, except per share amounts)	2007	2006	2005

Results of Operations
Operating revenues	$4,180,406	$3,904,927	$3,553,887
Income from operations	$477,016	$459,805	$514,914
Income before cumulative effect of change in accounting principle	$288,607	$329,534	$314,344
Cumulative effect of change in method of accounting	—	(5,075)	—

Net income	$288,607	$324,459	$314,344

Per Share Amounts
Basic earnings per common share
Before cumulative effect of change in accounting principle	$30.31	$34.34	$32.66
Cumulative effect of change in accounting principle	—	(0.53)	—

Net income available for common shares	$30.31	$33.81	$32.66

Basic average shares outstanding	9,492	9,568	9,594
Diluted earnings per share
Before cumulative effect of change in accounting principle	$30.19	$34.21	$32.59
Cumulative effect of change in accounting principle	—	(0.53)	—

Net income available for common shares	$30.19	$33.68	$32.59

Diluted average shares outstanding	9,528	9,606	9,616
Cash dividends	$8.20	$7.80	$7.40
Common shareholders’ equity	$363.72	$331.32	$274.79
Financial Position
Current assets	$994,970	$934,825	$818,326
Working capital	(18,503)	123,184	123,605
Property, plant and equipment	1,280,737	1,218,309	1,142,632
Total assets	6,004,509	5,381,372	4,584,773
Long-term debt	400,519	401,571	403,635
Common shareholders’ equity	3,461,159	3,159,514	2,638,423

Impact from certain unusual items (after-tax and diluted EPS amounts):

2007

•	charge of additional net income tax expense of $6.6 million ($0.70 per share), as the result of a $12.9 million increase in taxes associated with Bowater Mersey, offset by a tax benefit of $6.3 million associated with recent changes in certain state income tax laws.

•	charges of $6.7 million ($0.70 per share) related to lease obligations, severance and accelerated depreciation of fixed assets in connection with Kaplan’s restructuring of the Score! business

•	charge of $3.6 million ($0.38 per share) related to Kaplan Professional’s write-off of an integrated software product under development, and severance costs at Kaplan Professional (U.S.)

•	gain of $5.9 million ($0.62 per share) from the sale of property at the Company’s television station in Miami

2006

•	charge of $31.7 million ($3.30 per share) related to early retirement plan buyouts

•	charge of $9.0 million ($0.94 per share) from the write-down of a marketable equity security

•	charge of $8.3 million ($0.86 per share) related to an agreement to settle a lawsuit at Kaplan

•	goodwill impairment charge of $6.3 million ($0.65 per share) at PostNewsweek Tech Media and a loss of $1.0 million ($0.10 per share) on the sale of PostNewsweek Tech Media

•	transition costs and operating losses at Kaplan related to acquisitions and startups for 2006 of $8.0 million ($0.83 per share)

•	charge of $5.1 million ($0.53 per share) for the cumulative effect of a change in accounting for Kaplan equity awards in connection with the Company’s adoption of SFAS 123R

•	gain of $27.4 million ($2.86 per share) on the sale of the Company’s 49% interest in BrassRing

•	insurance recoveries of $6.4 million ($0.67 per share) from cable division losses related to Hurricane Katrina

•	gains of $21.1 million ($2.19 per share) from the sales of marketable equity securities

2005

•	charges and lost revenue of $17.3 million ($1.80 per share) associated with Hurricane Katrina and other hurricanes

•	gain of $11.2 million ($1.16 per share) from sales of non-operating land and marketable equity securities

 84 THE WASHINGTON POST COMPANY

(In thousands, except per share amounts)	2004	2003	2002	2001	2000	1999	1998

Results of Operations
Operating revenues	$3,300,104	$2,838,911	$2,584,203	$2,411,024	$2,409,633	$2,212,177	$2,107,593
Income from operations	$563,006	$363,820	$377,590	$219,932	$339,882	$388,453	$378,897
Income before cumulative effect of change in accounting principle	$332,732	$241,088	$216,368	$229,639	$136,470	$225,785	$417,259
Cumulative effect of change in method of accounting	—	—	(12,100)	—	—	—	—

Net income	$332,732	$241,088	$204,268	$229,639	$136,470	$225,785	$417,259

Per Share Amounts
Basic earnings per common share
Before cumulative effect of change in accounting principle	$34.69	$25.19	$22.65	$24.10	$14.34	$22.35	$41.27
Cumulative effect of change in accounting principle	—	—	(1.27)	—	—	—	—

Net income available for common shares	$34.69	$25.19	$21.38	$24.10	$14.34	$22.35	$41.27

Basic average shares outstanding	9,563	9,530	9,504	9,486	9,445	10,061	10,087
Diluted earnings per share
Before cumulative effect of change in accounting principle	$34.59	$25.12	$22.61	$24.06	$14.32	$22.30	$41.10
Cumulative effect of change in accounting principle	—	—	(1.27)	—	—	—	—

Net income available for common shares	$34.59	$25.12	$21.34	$24.06	$14.32	$22.30	$41.10

Diluted average shares outstanding	9,592	9,555	9,523	9,500	9,460	10,082	10,129
Cash dividends	$7.00	$5.80	$5.60	$5.60	$5.40	$5.20	$5.00
Common shareholders’ equity	$251.11	$216.17	$192.45	$177.30	$156.55	$144.90	$157.34
Financial Position
Current assets	$750,509	$550,571	$407,347	$426,603	$405,067	$476,159	$404,878
Working capital	62,348	(190,426)	(356,644)	(37,233)	(3,730)	(346,389)	15,799
Property, plant and equipment	1,089,952	1,051,373	1,094,400	1,098,211	927,061	854,906	841,062
Total assets	4,308,765	3,949,798	3,604,866	3,588,844	3,200,743	2,986,944	2,729,661
Long-term debt	425,889	422,471	405,547	883,078	873,267	397,620	395,000
Common shareholders’ equity	2,404,606	2,062,681	1,830,386	1,683,485	1,481,007	1,367,790	1,588,103

2003

•	gain of $32.3 million ($3.38 per share) on the sale of the Company’s 50% interest in the International Herald Tribune

•	gain of $25.5 million ($2.66 per share) on sale of land at The Washington Post newspaper

•	charge of $20.8 million ($2.18 per share) for early retirement programs at The Washington Post newspaper

•	Kaplan stock compensation expense of $6.4 million ($0.67 per share) for the 10% premium associated with the purchase of outstanding Kaplan stock options

•	charge of $3.9 million ($0.41 per share) in connection with the establishment of the Kaplan Educational Foundation

2002

•	gain of $16.7 million ($1.75 per share) on the exchange of certain cable systems

•	charge of $11.3 million ($1.18 per share) for early retirement programs at Newsweek and The Washington Post newspaper

2001

•	gain of $196.5 million ($20.69 per share) on the exchange of certain cable systems

•	non-cash goodwill and other intangibles impairment charge of $19.9 million ($2.10 per share) recorded in conjunction with the Company’s BrassRing investment

•	charges of $18.3 million ($1.93 per share) from the write-down of a non-operating parcel of land and certain cost method investments to their estimated fair value

2000

•	charge of $16.5 million ($1.74 per share) for an early retirement program at The Washington Post newspaper

1999

•	gains of $18.6 million ($1.81 per share) on the sales of marketable equity securities

1998

•	gain of $168.0 million ($16.59 per share) on the disposition of the Company’s 28% interest in Cowles Media Company

•	gain of $13.8 million ($1.36 per share) from the sale of 14 small cable systems

•	gain of $12.6 million ($1.24 per share) on the disposition of the Company’s investment in Junglee, a facilitator of Internet commerce

2007 FORM 10-K 85

(This page intentionally left blank)

 86 THE WASHINGTON POST COMPANY

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).
3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).
3.3	By-Laws of the Company as amended and restated through November 8, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 14, 2007).
4.1	Form of the Company’s 5.50% Notes due February 15, 2009, issued under the Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).
4.2	Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).
4.3	First Supplemental Indenture dated as of September 22, 2003, among WP Company LLC, the Company and Bank One, NA, as successor to The First National Bank of Chicago, as Trustee, to the Indenture dated as of February 17, 1999, between The Washington Post Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 22, 2003).
4.4	Five Year Credit Agreement dated as of August 8, 2006, among the Company, Citibank, N.A., JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, SunTrust Bank, The Bank of New York, PNC Bank, National Association, Bank of America, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006).
10.1	The Washington Post Company Incentive Compensation Plan as amended and restated on May 11, 2006, and further amended effective January 18, 2007.*
10.2	The Washington Post Company Stock Option Plan as amended and restated effective May 31, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003).*
10.3	The Washington Post Company Supplemental Executive Retirement Plan as amended and restated through December 2007.*
10.4	The Washington Post Company Deferred Compensation Plan as amended and restated through December 2007.*
21	List of subsidiaries of the Company.
23	Consent of independent registered public accounting firm.
24	Power of attorney dated February 26, 2008.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.

*A management contract or compensatory plan or arrangement required to be included as an exhibit hereto pursuant to Item 15(b) of Form 10-K.

2007 FORM 10-K 87