Form 10-Q
period 2008-03-30
WASHINGTON POST CO
filed 2008-05-07
CIK 104889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 30, 2008

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

Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares outstanding at April 30, 2008:

Class A Common Stock	1,291,693 Shares
Class B Common Stock	8,235,138 Shares

THE WASHINGTON POST COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Washington Post Company

Condensed Consolidated Statements of Income (Unaudited)

	Thirteen Weeks Ended
(In thousands, except per share amounts)	March 30, 2008	April 1, 2007
Operating revenues
Education	$543,256	$475,781
Advertising	267,726	292,791
Circulation and subscriber	218,608	196,751
Other	33,550	20,285

	1,063,140	985,608

Operating costs and expenses
Operating	491,153	450,675
Selling, general and administrative	440,048	386,757
Depreciation of property, plant and equipment	60,460	53,449
Amortization of intangible assets	4,610	2,732

	996,271	893,613

Income from operations	66,869	91,995

Other income (expense)
Equity in (losses) earnings of affiliates	(3,243)	9,083
Interest income	2,096	3,276
Interest expense	(6,534)	(5,925)
Other, net	4,079	801

Income before income taxes	63,267	99,230
Provision for income taxes	24,000	34,800

Net income	39,267	64,430
Redeemable preferred stock dividends	(473)	(485)

Net income available for common shares	$38,794	$63,945

Basic earnings per common share	$4.09	$6.72

Diluted earnings per common share	$4.08	$6.70

Dividends declared per common share	$4.30	$4.10

Basic average number of common shares outstanding	9,484	9,513

Diluted average number of common shares outstanding	9,513	9,547

The Washington Post Company

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Thirteen Weeks Ended
(In thousands)	March 30, 2008	April 1, 2007
Net income	$39,267	$64,430
Other comprehensive income (loss)
Foreign currency translation adjustment	7,458	1,908
Change in unrealized gain on available-for-sale securities	(53,181)	747
Pension and other postretirement plan adjustments	(1,887)	(1,145)

	(47,610)	1,510
Income tax benefit related to other comprehensive income (loss)	22,954	159

	(24,656)	1,669

Comprehensive income	$14,611	$66,099

The Washington Post Company

Condensed Consolidated Balance Sheets

	March 30, 2008	December 30, 2007
(In thousands)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$228,128	$321,466
Investments in marketable equity securities	85,523	51,678
Accounts receivable, net	453,334	480,743
Deferred income taxes	46,397	46,399
Inventories	33,177	23,194
Other current assets	77,521	71,490

	924,080	994,970
Property, plant and equipment
Buildings	348,432	346,116
Machinery, equipment and fixtures	2,230,685	2,185,920
Leasehold improvements	246,875	239,641

	2,825,992	2,771,677
Less accumulated depreciation	(1,652,617)	(1,596,698)

	1,173,375	1,174,979
Land	49,333	49,187
Construction in progress	63,986	56,571

	1,286,694	1,280,737
Investments in marketable equity securities	396,523	417,781
Investments in affiliates	104,353	102,399
Goodwill, net	1,542,424	1,498,237
Indefinite-lived intangible assets, net	530,304	520,905
Amortized intangible assets, net	65,584	70,437
Prepaid pension cost	1,018,367	1,034,789
Deferred charges and other assets	87,339	84,254

	$5,955,668	$6,004,509

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$502,713	$564,744
Income taxes	15,105	4,580
Deferred revenue	408,883	354,564
Dividends declared	20,706	—
Short-term borrowings	466,974	89,585

	1,414,381	1,013,473
Postretirement benefits other than pensions	81,907	81,041
Accrued compensation and related benefits	237,178	242,583
Other liabilities	82,667	84,214
Deferred income taxes	687,631	709,694
Long-term debt	103	400,519

	2,503,867	2,531,524
Redeemable preferred stock	11,826	11,826

Preferred stock	–	–

Common shareholders’ equity
Common stock	20,000	20,000
Capital in excess of par value	223,369	217,780
Retained earnings	4,327,589	4,329,726
Accumulated other comprehensive income
Cumulative foreign currency translation adjustment	51,230	42,845
Unrealized gain on available-for-sale securities	121,630	153,539
Unrealized gain on pension and other postretirement plans	297,020	298,152
Cost of Class B common stock held in treasury	(1,600,863)	(1,600,883)

	3,439,975	3,461,159

	$5,955,668	$6,004,509

The Washington Post Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Thirteen Weeks Ended
(In thousands)	March 30, 2008	April 1, 2007
Cash flows from operating activities:
Net income	$39,267	$64,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	60,460	53,449
Amortization of intangibles	4,610	2,732
Net pension benefit	(6,615)	(5,035)
Early retirement program expense	24,623	—
Foreign exchange gain	(4,398)	(833)
Equity in losses (earnings) of affiliates, net of distributions	3,243	(9,083)
Provision for deferred income taxes	3,373	4,173
Change in assets and liabilities:
Decrease in accounts receivable, net	31,344	24,935
(Increase) decrease in inventories	(9,983)	1,485
Decrease in accounts payable and accrued liabilities	(64,703)	(47,836)
Increase in deferred revenue	44,969	52,251
Increase in income taxes payable	10,518	15,592
Increase in other assets and other liabilities, net	(13,169)	(9,422)
Other	(64)	(149)

Net cash provided by operating activities	123,475	146,689

Cash flows from investing activities:
Purchases of property, plant and equipment	(60,139)	(75,091)
Investments in marketable equity securities	(65,768)	—
Investments in certain businesses, net of cash acquired	(45,751)	(107,320)
Investments in affiliates	(7,788)	—
Proceeds from the sale of property, plant and equipment	204	2,053
Other	(40)	—

Net cash used in investing activities	(179,282)	(180,358)

Cash flows from financing activities:
Repayment of commercial paper, net	(21,800)	—
Dividends paid	(20,697)	(19,813)
Proceeds from exercise of stock options	3,611	620
Cash overdraft	(3,600)	14,411
Common shares repurchased	—	(15,609)
Principal payments on debt	(1,288)	(1,989)
Other	2,058	(167)

Net cash used in financing activities	(41,716)	(22,547)

Effect of currency exchange rate change	4,185	412

Net decrease in cash and cash equivalents	(93,338)	(55,804)

Beginning cash and cash equivalents	321,466	348,148

Ending cash and cash equivalents	$228,128	$292,344

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

Certain amounts in previously issued financial statements have been reclassified to conform with the current year presentation.

Note 1: Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS 157 related to financial assets and liabilities are effective as of the beginning of the Company’s 2008 fiscal year. The adoption of these provisions did not have any impact on the Company’s financial statements, as the Company’s existing fair value measurements are consistent with the guidance of SFAS 157. The FASB deferred the effective date of SFAS 157 for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis, until the beginning of the Company’s 2009 fiscal year. The Company is currently evaluating the impact that SFAS 157 will have on its pension related financial assets and nonfinancial assets and liabilities that are not valued on a recurring basis (at least annually). See Note 10 for additional disclosures about fair value measurements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at such subsequent reporting dates. The provisions of SFAS 159 are effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS 159 in the first quarter of 2008 did not have any impact on the Company’s financial statements as the Company did not elect this fair value option.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (SFAS 141R), and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS 141R and SFAS 160 are effective as of the beginning of the Company’s 2009 fiscal year. The Company is currently evaluating the impact of adopting SFAS 141R and SFAS 160 on the Company’s financial statements.

Note 2: Investments.

Investments in marketable equity securities at March 30, 2008 and December 30, 2007 consist of the following (in thousands):

	March 30, 2008	December 30, 2007
Total cost	$279,329	$213,561
Gross unrealized gains	213,251	255,898
Gross unrealized losses	(10,534)	—

Total fair value	$482,046	$469,459

In the first quarter of 2008, the Company purchased $65.8 million in the common stock of Corinthian Colleges, Inc, a publicly traded education company. There were no investments made in marketable equity securities during the first quarter of 2007. Unrealized losses at March 30, 2008, consisted of securities whose cost exceeded fair value for less than three months.

As of March 30, 2008 and December 30, 2007, the Company had money market investments of $5.6 million and $5.1 million, respectively, that are classified as “cash and cash equivalents” on the Company’s consolidated balance sheet.

In the first quarter of 2007, $8.9 million of the equity in earnings of affiliates is due to a gain on the sale of land at the Company’s Bowater Mersey Paper Company Limited affiliate.

Note 3: Acquisitions.

In the first quarter of 2008, Kaplan acquired two businesses in their professional and test preparation divisions totaling $31.4 million. In addition, the cable division acquired subscribers in the Winona, Mississippi area for $15.4 million. Most of the purchase price for these acquisitions has been allocated to goodwill and other intangibles on a preliminary basis.

In 2007, Kaplan purchased a 40% interest in ACE Education, a provider of education in China that provides preparation courses for entry to U.K. universities, along with degree and professional training programs at campuses throughout China. In the first quarter of 2008, Kaplan exercised an option to increase its investment in ACE Education to a majority interest. This transaction is expected to close in the second quarter.

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

In connection with certain 2007 acquisitions, additional purchase consideration of approximately $22 million is contingent on the achievement of certain future operating results; such amounts have largely been funded in escrow and are not included in the Company’s purchase accounting as of March 30, 2008. Any additional purchase consideration related to these contingencies is expected to be recorded as goodwill.

Note 4: Goodwill and Other Intangible Assets.

The Company’s intangible assets with an indefinite life are principally from franchise agreements at its cable division, as the Company expects its cable franchise agreements to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon, and the Company’s cable division historically has obtained renewals and extensions of such agreements for nominal costs and without any material modifications to the agreements. Amortized intangible assets are primarily mastheads, customer relationship intangibles, non-compete agreements, trademarks and databases, with amortization periods up to ten years.

The Company’s goodwill and other intangible assets as of March 30, 2008 and December 30, 2007 were as follows (in thousands):

	Gross	Accumulated Amortization	Net
2008
Goodwill	$1,840,826	$298,402	$1,542,424
Indefinite-lived intangible assets	694,110	163,806	530,304
Amortized intangible assets	114,420	48,836	65,584

	$2,649,356	$511,044	$2,138,312

2007
Goodwill	$1,796,639	$298,402	$1,498,237
Indefinite-lived intangible assets	684,711	163,806	520,905
Amortized intangible assets	114,663	44,226	70,437

	$2,596,013	$506,434	$2,089,579

Activity related to the Company’s goodwill and other intangible assets during the three months ended March 30, 2008 was as follows (in thousands):

	Goodwill, Net
	Beginning of Year	Acquisitions	Foreign Currency Exchange Rate Changes	Balance as of March 30, 2008
Education	$1,020,177	$32,493	$11,550	$1,064,220
Newspaper Publishing	81,169	—	—	81,169
Television Broadcasting	203,165	—	—	203,165
Magazine Publishing	25,015	—	—	25,015
Cable Television	85,666	—	—	85,666
Other Businesses and Corporate Office	83,045	144	—	83,189

	$1,498,237	$32,637	$11,550	$1,542,424

	Indefinite-Lived Intangible Assets, Net
	Beginning of Year	Acquisitions	Balance as of March 30, 2008
Education	$9,262	—	$9,262
Newspaper Publishing	—	—	—
Television Broadcasting	—	—	—
Magazine Publishing	—	—	—
Cable Television	511,643	$9,399	521,042
Other Businesses and Corporate Office	—	—	—

	$520,905	$9,399	$530,304

	Amortized Intangible Assets, Net
	Beginning of Year	Acquisitions and Additions	Amortization	Foreign Currency Exchange Rate Changes and other	Balance as of March 30, 2008
Education	$36,822	—	$(2,840)	$(43)	$33,939
Newspaper Publishing	4,240	—	(174)	1	4,067
Television Broadcasting	—	—	—	—	—
Magazine Publishing	—	—	—	—	—
Cable Television	1,081	—	(66)	40	1,055
Other Businesses and Corporate Office	28,294	$(241)	(1,530)	—	26,523

	$70,437	$(241)	$(4,610)	$(2)	$65,584

Activity related to the Company’s goodwill and other intangible assets during the three months ended April 1, 2007 was as follows (in thousands):

	Goodwill, Net
	Beginning of Year	Acquisitions	Foreign Currency Exchange Rate Changes	Balance as of April 1, 2007
Education	$845,754	$109,174	$2,410	$957,338
Newspaper Publishing	79,739	—	—	79,739
Television Broadcasting	203,165	—	—	203,165
Magazine Publishing	25,015	—	—	25,015
Cable Television	85,666	—	—	85,666
Other Businesses and Corporate Office	912	—	—	912

	$1,240,251	$109,174	$2,410	$1,351,835

	Indefinite-Lived Intangible Assets, Net
	Beginning of Year	Acquisitions	Balance as of April 1,2007
Education	$9,262	—	$9,262
Newspaper Publishing	—	—	—
Television Broadcasting	—	—	—
Magazine Publishing	—	—	—
Cable Television	508,480	$3,300	511,780
Other Businesses and Corporate Office	—	—	—

	$517,742	$3,300	$521,042

	Amortized Intangible Assets, Net
	Beginning of Year	Acquisitions and Additions	Amortization	Foreign Currency Exchange Rate Changes and other	Balance as of April 1, 2007
Education	$25,270	$83	$(2,268)	$111	$23,196
Newspaper Publishing	5,508	—	(292)	—	5,216
Television Broadcasting	—	—	—	—	—
Magazine Publishing	—	—	—	—	—
Cable Television	1,021	—	(172)	—	849
Other Businesses and Corporate Office	—	—	—	—	—

	$31,799	$83	$(2,732)	$111	$29,261

Note 5: Borrowings.

The Company’s borrowings consist of the following (in millions):

	March 30, 2008	December 30, 2007
Commercial paper borrowings	$63.0	$84.8
5.5 percent unsecured notes due February 15, 2009	399.8	399.7
Other indebtedness	4.3	5.6

Total	467.1	490.1
Less current portion	(467.0)	(89.6)

Total long-term debt	$0.1	$400.5

The Company’s commercial paper borrowings at March 30, 2008 and December 30, 2007 were at average interest rates of 2.3 percent and 4.5 percent, respectively. The commercial paper borrowings have various maturities through the second quarter of 2008.

The Company’s $399.8 million unsecured notes that are due February 15, 2009 are now classified as current liabilities at March 30, 2008.

The Company’s other indebtedness at March 30, 2008 and December 30, 2007 is at interest rates of 5% to 8% and matures from 2008 to 2010.

During the first quarter of 2008 and 2007, the Company had average borrowings outstanding of approximately $490.8 million and $404.9 million, respectively, at average annual interest rates of approximately 5.0 percent and 5.5 percent, respectively. During the first quarter of 2008 and 2007, the Company incurred net interest expense of $4.4 million and $2.6 million, respectively.

Note 6: Earnings Per Share.

The company’s earnings per share (basic and diluted) for the first quarters of 2008 and 2007, are presented below:

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
Net income available for common shares	$38,794	$63,945

Weighted average shares outstanding – basic	9,484	9,513
Effect of dilutive shares:
Stock options and restricted stock	29	34

Weighted average shares outstanding – diluted	9,513	9,547

Basic earnings per common share	$4.09	$6.72

Diluted earnings per common share	$4.08	$6.70

The first quarter 2008 and 2007 diluted earnings per share amount excludes the effects of 11,875 stock options outstanding and 7,500 stock options outstanding, respectively, as their inclusion would be antidilutive.

Note 7: Pension and Postretirement Plans.

The total cost (income) arising from the Company’s defined benefit pension plans for the first quarters ended March 30, 2008 and April 1, 2007, consists of the following components (in thousands):

	Pension Plans		SERP
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Service cost	$6,906	$6,133	$406	$385
Interest cost	11,418	10,359	849	769
Expected return on assets	(24,427)	(21,627)	—	—
Amortization of transition asset	(10)	(11)	—	—
Amortization of prior service cost	1,074	1,112	112	111
Recognized actuarial (gain) loss	(1,576)	(1,001)	171	230

Net periodic (benefit) cost	(6,615)	(5,035)	1,538	1,495
Early retirement programs expense	22,524	—	2,099	—

Total cost (benefit)	$15,909	$(5,035)	$3,637	$1,495

The total cost arising from the Company’s postretirement plan for the first quarters ended March 30, 2008 and April 1, 2007, consists of the following components (in thousands):

	Postretirement Plans
	March 30, 2008	April 1, 2007
Service cost	$943	$914
Interest cost	1,211	1,227
Amortization of prior service cost	(1,286)	(1,176)
Recognized actuarial gain	(371)	(410)

Net periodic cost	$497	$555

Newsweek offered a Voluntary Retirement Incentive Program to certain employees in February 2008 and 115 employees have accepted the offer. The early retirement program expense is estimated at $33.0 million, which will be funded primarily from the assets of the Company’s pension plans. Of this amount, $24.6 million was recorded in the first quarter of 2008 and the remainder will be recorded in the second quarter of 2008.

The Company offered a Voluntary Retirement Incentive Program in March 2008 to some employees of The Washington Post newspaper and the corporate office. The early retirement program will be completed in the second quarter of 2008, and the related cost will be funded primarily from the assets of the Company’s pension plans.

Note 8: Other Non-Operating Income (Expense).

During the first quarter of 2008 and 2007, the Company recorded other non-operating income, net, of $4.1 million and $0.8 million, respectively.

A summary of non-operating income (expense) for the thirteen weeks ended March 30, 2008 and April 1, 2007, is as follows (in millions):

	2008	2007
Foreign currency gains, net	$4.4	$0.8
Other losses, net	(0.3)	—

Total	$4.1	$0.8

Note 9: Contingencies.

As previously disclosed in the 2007 Annual Report, in February 2008, Kaplan, Inc. was served with a purported class action lawsuit alleging similar claims as a previously settled lawsuit. The putative class is said to include all persons who purchased a bar review course from BAR/BRI in the United States since 2006 and all potential future purchasers of bar review courses. In April 2008, the case was dismissed by the U.S. District Court for the Central District of California.

Note 10: Fair Value Measurements.

In accordance with SFAS 157, a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. SFAS 157 also established a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measure. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 30, 2008 were as follows (in thousands):

		Fair Value Measurements as of March 30, 2008
	Fair Value at March 30, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Marketable equity securities(1)
Current	$85,523	$85,523	$
Non-current	396,523	396,523		—

Total financial assets	$482,046	$482,046		$—

Liabilities:
Deferred compensation plan liabilities(2)	$82,261	$—		$82,261

Total financial liabilities	$82,261	$—		$82,261

(1)	The Company’s investments in marketable equity securities are classified as available-for-sale.
(2)	Includes The Washington Post Company Deferred Compensation Plan and supplemental savings plan benefits under The Washington Post Company Supplemental Executive Retirement Plan.

For assets that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.

Note 11: Business Segments.

The following table summarizes financial information related to each of the Company’s business segments. The 2008 and 2007 asset information is as of March 30, 2008 and December 30, 2007, respectively.

First Quarter Period

(in thousands)

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Other Businesses and Corporate Office	Intersegment Elimination	Consolidated
2008
Operating revenues	$543,256	$206,090	$ 77,668	$53,388	$174,257	$9,459	$(978)	$1,063,140
Income (loss) from operations	$46,731	$1,158	$ 26,604	$(32,330)	$34,285	$(9,579)	$—	$66,869
Equity in losses of affiliates								(3,243)
Interest expense, net								(4,438)
Other, net								4,079

Income before income taxes								$63,267

Depreciation expense	$16,299	$10,484	$ 2,198	$524	$30,824	$131	$—	$60,460
Amortization expense	$2,840	$174	$ —	$—	$66	$1,530	$—	$4,610
Net pension (expense) credit	$(878)	$(2,240)	$ 284	$(12,699)	$(359)	$(17)	$—	$(15,909)
Identifiable assets	$1,895,581	$830,583	$458,997	$818,948	$1,214,041	$151,119	$—	$5,369,269
Investments in marketable equity securities								482,046
Investments in affiliates								104,353

Total assets								$5,955,668

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Other Businesses and Corporate Office	Intersegment Elimination	Consolidated
2007
Operating revenues	$475,781	$219,154	$ 80,834	$61,243	$148,975	$—	$(379)	$985,608
Income (loss) from operations	$34,343	$14,926	$ 29,411	$(5,983)	$28,019	$(8,721)	$—	$91,995
Equity in earnings of affiliates								9,083
Interest expense, net								(2,649)
Other, net								801

Income before income taxes								$99,230

Depreciation expense	$14,053	$9,244	$ 2,358	$541	$26,888	$365	$—	$53,449
Amortization expense	$2,268	$292	$ —	$—	$172	$—	$—	$2,732
Net pension credit (expense)	$(842)	$(2,599)	$ 306	$8,489	$(319)	$—	$—	$5,035
Identifiable assets	$1,930,525	$832,655	$464,815	$837,527	$1,205,374	$161,755	$—	$5,432,651
Investments in marketable equity securities								469,459
Investments in affiliates								102,399

Total assets								$6,004,509

The Company’s education division comprises the following operating segments:

First Quarter Period

(in thousands)

	Higher Education	Test Prep	Professional	Corporate Overhead and Other	Intersegment Elimination		Total Education
2008
Operating revenues	$294,603	$135,875	$112,593	$384		$(199)	$543,256
Income (loss) from operations	$44,203	$9,139	$735	$(7,384)		$38	$46,731
Identifiable assets	$641,374	$397,295	$843,811	$13,101		$–	$1,895,581
Depreciation expense	$8,205	$3,488	$3,665	$941		$–	$16,299
Amortization expense				$2,840	$		$2,840
Kaplan stock-based incentive compensation credit				$(6,682)	$		$(6,682)

	Higher Education	Test Prep	Professional	Corporate Overhead and Other	Intersegment Elimination		Total Education
2007
Operating revenues	$248,021	$134,279	$93,119	$362		$–	$475,781
Income (loss) from operations	$36,246	$14,631	$5,831	$(22,365)		$–	$34,343
Identifiable assets	$748,269	$380,158	$785,593	$16,505		$–	$1,930,525
Depreciation expense	$6,900	$3,468	$2,741	$944		$–	$14,053
Amortization expense				$2,268	$		$2,268
Kaplan stock-based incentive compensation expense				$10,268	$		$10,268

Education products and services are provided through the Company’s subsidiary Kaplan, Inc. Kaplan’s businesses include higher education services, which includes Kaplan’s domestic and international post-secondary education businesses, including fixed facility colleges which offer bachelor’s degrees, associate’s degrees and diploma programs primarily in the fields of healthcare, business and information technology; and online post-secondary and career programs. Kaplan’s businesses also include domestic and international test preparation, which includes Kaplan’s standardized test prep and English-language course offerings, as well as K12 and Score!, which offer multi-media learning and private tutoring to children and educational resources to parents. Kaplan’s businesses also include Kaplan professional, which provides education and career services to business people and other professionals domestically and internationally. The education division’s primary segments are higher education, test prep and professional. Kaplan “Corporate Overhead and Other” is also included; “Other” includes Kaplan stock compensation expense and amortization of certain intangibles. Certain minor changes were made to Kaplan’s segment reporting in the third quarter of 2007 due to changes in the management structure, which are reflected in the first quarter 2007 Kaplan segment amounts.

Newspaper publishing includes the publication of newspapers in the Washington, D.C. area and Everett, Washington; newsprint warehousing and recycling facilities; and the majority of the Company’s online media publishing businesses (primarily washingtonpost.com).

The magazine publishing division consists of the publication of a weekly news magazine, Newsweek, which has one domestic and three English-language international editions (and, in conjunction with others, publishes seven foreign-language editions around the world) and the publication of Arthur Frommer’s Budget Travel. The magazine publishing division also includes certain online media publishing businesses (newsweek.com and budgettravel.com).

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

In the first quarter of 2008, other businesses and corporate office includes the expenses associated with the Company’s corporate office and the operating results of CourseAdvisor. In the first quarter of 2007, other businesses and corporate office includes the expenses associated with the Company’s corporate office. CourseAdvisor is a lead generation provider for the post-secondary market.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

This analysis should be read in conjunction with the consolidated financial statements and the notes thereto.

Results of Operations

Net income for the first quarter of 2008 was $39.3 million ($4.08 per share), down from net income of $64.4 million ($6.70 per share) in the first quarter of last year.

Results for the first quarter of 2008 included charges of $24.6 million related to early retirement program expense at Newsweek (after-tax impact of $15.3 million, or $1.60 per share). Results for the first quarter of 2007 included a significant increase in equity in earnings of affiliates primarily as a result of a large gain on the sale of land at the Company’s Bowater Mersey Paper Company Limited affiliate (after-tax impact of $8.5 million, or $0.89 per share).

Revenue for the first quarter of 2008 was $1,063.1 million, up 8% from $985.6 million in 2007. The increase is due to revenue growth at the education and cable television divisions, while revenues were down at the newspaper publishing, magazine publishing and television broadcasting divisions. Operating income for the quarter declined 27% to $66.9 million, from $92.0 million in 2007. Operating results were down at the newspaper publishing, magazine publishing and television broadcasting divisions, while the education and cable divisions reported improved results for the quarter.

Excluding charges related to early retirement programs, the Company’s operating income for the first quarter of 2008 includes $6.6 million of net pension credits, compared to $5.0 million in the first quarter of 2007.

Education Division. Education division revenue totaled $543.3 million for the first quarter of 2008, a 14% increase over revenue of $475.8 million for the first quarter of 2007. Excluding revenue from acquired businesses, education division revenue increased 9% for the first quarter of 2008. Kaplan reported first quarter 2008 operating income of $46.7 million, an increase from $34.3 million in the first quarter of 2007. Operating income in the first quarter of 2008 includes a $6.7 million credit in stock compensation expense in the first quarter of 2008, compared to stock compensation expense of $10.3 million in the first quarter of 2007.

A summary of Kaplan’s first quarter operating results compared to 2007 is as follows:

	First Quarter
(in thousands)	2008	2007	% change
Revenue
Higher education	$294,603	$248,021	19
Test prep	135,875	134,279	1
Professional	112,593	93,119	21
Kaplan corporate	384	362	6
Intersegment elimination	(199)	—	—

	$543,256	$475,781	14

Operating income (loss)
Higher education	$44,203	$36,246	22
Test preparation	9,139	14,631	(38)
Professional	735	5,831	(87)
Kaplan corporate	(11,226)	(9,829)	(14)
Other*	3,842	(12,536)	—
Intersegment elimination	38	—	—

	$46,731	$34,343	36

*	Other includes credits (charges) for stock-based incentive compensation and amortization of certain intangibles.

Higher education includes Kaplan’s domestic and international post-secondary education businesses, including fixed-facility colleges as well as online post-secondary and career programs. Higher education revenue grew 19% for the first quarter of 2008. Enrollments increased 17% to 94,200 at March 31, 2008, compared to 80,500 at March 31, 2007, due primarily to enrollment growth in the online programs. Higher education results in the first quarter of 2008 include additional costs associated with the expansion of Kaplan’s online high school and international programs. Higher education results in the first quarter of 2007 were adversely affected by $2.7 million in lease termination charges.

Funds provided under student financial aid programs created under Title IV of the Federal Higher Education Act account for a large portion of Kaplan Higher Education (KHE) revenues; these funds are provided in the form of federal loans and grants. In addition, some KHE students also obtain non-Title IV private loans from lenders to finance a portion of their education. In response to recent tightening in the credit markets, certain lenders have announced that they will apply more stringent lending standards for non-Title IV private student loans. KHE estimates that approximately 9% of its domestic revenues come from non-Title IV private loans obtained by its students. To date, KHE has not been significantly impacted by the changes in the student loan market; however, continued tightening of the credit markets may result in financing difficulties for those students who rely on non-Title IV loans. Legislative and administrative efforts by both the U.S. Congress and the U.S. Department of Education are currently pending to help enhance stability in the U.S. student loan markets; however, the ultimate outcome of these efforts is uncertain.

Test prep includes Kaplan’s standardized test preparation and English-language course offerings, as well as the K12 and Score! businesses. Test prep revenue, excluding Score!, grew 7% in the first quarter of 2008, largely due to growth in English-language programs. Score! revenues declined 46% as a result of the restructuring announced in the fourth quarter of 2007, which resulted in the closing of 75 Score! centers. After closings and consolidations, Score! operates 79 centers that focus on providing computer-assisted instruction and small-group tutoring. Operating income for test prep declined in the first quarter of 2008 due to higher sales and marketing costs for the English-language and traditional test preparation programs, along with continued weakness at Score!

Professional includes Kaplan’s domestic and overseas professional businesses. Professional revenue grew 21% in the first quarter of 2008 largely due to the March 2007 acquisition of EduNeering Holdings, Inc., a Princeton, NJ-based provider of knowledge management solutions for organizations in the pharmaceutical, medical device, healthcare, energy and manufacturing sectors; and the August 2007 acquisition of the education division of Financial Services Institute of Australasia. Excluding revenue from acquired businesses, professional revenue grew 2% in the first quarter of 2008 due to revenue growth at Kaplan Professional (U.K.) and Kaplan Professional (Asia-Pacific), and from growth in the Schweser CFA exam course offerings, offset by continued declines in professional’s real estate book publishing and real estate course offerings. Operating income is down largely due to continued weakness in professional’s real estate businesses, and severance and other transition costs related to the restructuring of the Kaplan Professional (U.S.) businesses, which was announced in the fourth quarter of 2007. In connection with this restructuring, product changes are being implemented and certain operations are being decentralized, in addition to employee terminations. The restructuring has largely been completed; $1.4 million in severance costs were recorded in the first quarter of 2008, and additional severance costs of an estimated $1.8 million are expected to be incurred during the remainder of 2008.

Corporate represents unallocated expenses of Kaplan, Inc.’s corporate office and other minor activities.

Other includes (credits) charges for incentive compensation arising from equity awards under the Kaplan stock option plan, which was established for certain members of Kaplan’s management. Under the plan, the amount of compensation (credit) expense varies directly with the estimated fair value of Kaplan’s common stock, which is based on a comparison of operating results and public market values of other education companies. In the first quarter of 2008, Kaplan reversed a portion of the accrual related to this plan, resulting in a stock compensation credit of $6.7 million, compared to stock compensation expense of $10.3 million in the first quarter of 2007. The credit reflects a decline in the estimated fair value of Kaplan’s common stock, due largely to an overall decrease in the public market values of other education companies. In addition, Other includes amortization of certain intangibles, which increased due to recent Kaplan acquisitions.

Newspaper Publishing Division. Newspaper publishing division revenue totaled $206.1 million for the first quarter of 2008, a 6% decline from revenue of $219.2 million for the first quarter of 2007. Division operating income was $1.2 million, down from $14.9 million in 2007. The decrease in operating income reflects the continued decline in division revenues, while expenses were flat, despite a 13% reduction in newsprint expense.

Print advertising revenue at The Post decreased 11% to $111.6 million, from $125.1 million in 2007. This decline is primarily due to a sharp reduction in classified advertising, along with declines in general and retail.

For the first quarter of 2008, Post daily and Sunday circulation declined 3.6% and 4.3%, respectively, compared to the first quarter of 2007. Average daily circulation totaled 638,300, and average Sunday circulation totaled 886,000.

Revenue generated by the Company’s online publishing activities, primarily washingtonpost.com, increased 8% to $27.1 million for the first quarter of 2008, versus $25.1 million for the first quarter of 2007. Display online advertising revenue grew 17%, and online classified advertising revenue on washingtonpost.com increased 2%. A small portion of the Company’s online publishing revenues is included in the magazine publishing division.

As previously announced, the Company offered a Voluntary Retirement Incentive Program in March 2008 to some employees of The Washington Post newspaper and the corporate office. The early retirement program will be completed in the second quarter of 2008, and the related cost will be funded primarily from the assets of the Company’s pension plans. Also as previously announced, The Post will close its College Park, MD, printing plant in early 2010, after two presses are moved to The Post’s Springfield, VA, plant.

Television Broadcasting Division. Revenue for the broadcast division declined 4% in the first quarter of 2008 to $77.7 million, from $80.8 million in 2007; operating income for the first quarter of 2008 declined 10% to $26.6 million, from $29.4 million in 2007. The decrease in revenue and operating income is primarily due to soft advertising demand overall, offset by an increase of $2.8 million in political advertising revenue.

Magazine Publishing Division. Revenue for the magazine publishing division totaled $53.4 million for the first quarter of 2008, a 13% decrease from $61.2 million for the first quarter of 2007. The decline is due to a 15% reduction in advertising revenue at Newsweek due in part to fewer ad pages at the domestic edition, but to a larger extent as a result of lower rates due to the previously announced circulation rate base reduction, from 3.1 million to 2.6 million. Subscription revenue at the domestic edition also declined due to the rate base reduction.

As previously announced, Newsweek offered a Voluntary Retirement Incentive Program to certain employees in February 2008 and 115 employees have accepted the offer. The early retirement program expense is estimated at $33.0 million, which will be funded primarily from the assets of the Company’s pension plans. Of this amount, $24.6 million was recorded in the first quarter of 2008 and the remainder will be recorded in the second quarter of 2008.

The division had an operating loss of $32.3 million in the first quarter of 2008, compared to an operating loss of $6.0 million in the first quarter of 2007, with the decline due primarily to $24.6 million in early retirement program expense and the revenue reductions discussed above, offset by a decline in subscription, manufacturing and distribution expenses at the domestic edition of Newsweek.

Cable Television Division. Cable division revenue of $174.3 million for the first quarter of 2008 represents a 17% increase from $149.0 million in the first quarter of 2007. The 2008 revenue increase is due to continued growth in the division’s cable modem, telephone and digital revenues, as well as the $3.05 monthly rate increase in September 2007 for most high-speed data subscribers, and the January 2008 basic video cable service rate increase of $3.50 per month at nearly all of its systems. In January 2008, the cable division purchased approximately 6,600 subscribers in Winona, MS, which also had a favorable impact on revenue growth for the quarter.

Cable division operating income increased 22% to $34.3 million in the first quarter of 2008, versus $28.0 million in the first quarter of 2007. The increase in operating income is due to the division’s revenue growth, offset by higher depreciation and programming expenses and increases in Internet and telephony costs.

At March 31, 2008, Revenue Generating Units (RGUs) grew 10% due to continued growth in high-speed data and telephony subscribers and increases in the basic video and digital video subscriber categories. The cable division began offering telephone service on a very limited basis in the second quarter of 2006; as of March 31, 2008, telephone service is being offered in all or part of systems representing 90% of homes passed. RGUs include about 7,000 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by the various franchise agreements. A summary of RGUs is as follows:

Cable Television Division Subscribers	March 31, 2008	March 31, 2007
Basic	711,049	703,190
Digital	227,104	220,542
High-speed data	356,543	308,089
Telephony	73,786	10,009

Total	1,368,482	1,241,830

Below are details of Cable division capital expenditures for the first quarter of 2008 and 2007, as defined by the NCTA Standard Reporting Categories (in millions):

	2008	2007
Customer Premise Equipment	$10.2	$15.9
Scaleable Infrastructure	1.6	5.8
Line Extensions	3.6	4.4
Upgrade/Rebuild	1.6	2.0
Support Capital	8.1	10.3

Total	$25.1	$38.4

Other Businesses and Corporate Office. In October 2007, the Company acquired the outstanding stock of CourseAdvisor, Inc., a premier online lead generation provider, headquartered in Wakefield, MA. Through its search engine marketing expertise and proprietary technology platform, CourseAdvisor generates student leads for the post-secondary education market. CourseAdvisor operates as an independent subsidiary of The Washington Post Company.

In the first quarter of 2008, other businesses and corporate office included the expenses associated with the Company’s corporate office and the operating results of CourseAdvisor. In the first quarter of 2007, other businesses and corporate office included the expenses of the Company’s corporate office.

Revenue for other businesses (CourseAdvisor) totaled $9.5 million in the first quarter of 2008. Operating expenses were $19.0 million for the first quarter of 2008, from $8.7 million in the first quarter of 2007. The increase in expenses for 2008 is due to expenses from CourseAdvisor.

Equity in Earnings (Losses) of Affiliates. The Company’s equity in losses of affiliates for the first quarter of 2008 was $3.2 million, compared to earnings of $9.1 million in the first quarter of 2007. In the first quarter of 2007, $8.9 million of the equity in earnings of affiliates was due to a gain on the sale of land at the Company’s Bowater Mersey Paper Company Limited affiliate. The Company holds a 49% interest in Bowater Mersey Paper Company.

Other Non-Operating Income (Expense). The Company recorded other non-operating income, net, of $4.1 million for the first quarter of 2008, compared to other non-operating income, net, of $0.8 million for the first quarter of 2007.

A summary of non-operating income (expense) for the thirteen weeks ended March 30, 2008 and April 1, 2007, is as follows (in millions):

	2008	2007
Foreign currency gains, net	$4.4	$0.8
Other losses, net	(0.3)	—

Total	$4.1	$0.8

Net Interest Expense. The Company incurred net interest expense of $4.4 million for the first quarter of 2008, compared to $2.6 million for the first quarter of 2007. The increase is due to a decline in interest income, as well as higher average borrowings in the first quarter of 2008 versus the same period of the prior year. At March 30, 2008, the Company had $467.1 million in borrowings outstanding, at an average interest rate of 5.0%.

Provision for Income Taxes. The effective tax rate for the first quarter of 2008 was 37.9%, compared to 35.1% for the same period of 2007. The 2007 effective rate was impacted by lower taxes provided on the gain on the sale of land at the Company’s Bowater Mersey Paper Company Limited affiliate investment. Excluding this gain, the effective tax rate for the first quarter of 2007 was 38.0%.

Earnings Per Share. The calculation of diluted earnings per share for the first quarter of 2008 was based on 9,512,966 weighted average shares outstanding, compared to 9,547,097 for the first quarter of 2007. The Company repurchased 2,604 shares of its Class B common stock at a cost of $1.8 million during the first quarter of 2008.

Financial Condition: Capital Resources and Liquidity

Acquisitions and Dispositions. In the first quarter of 2008, Kaplan acquired two businesses in their professional and test preparation divisions totaling $31.4 million. In addition, the cable division acquired subscribers in the Winona, Mississippi area for $15.4 million. Most of the purchase price for these acquisitions has been allocated to goodwill and other intangibles on a preliminary basis.

In 2007, Kaplan purchased a 40% interest in ACE Education, a provider of education in China that provides preparation courses for entry to U.K. universities, along with degree and professional training programs at campuses throughout China. In the first quarter of 2008, Kaplan exercised an option to increase its investment in ACE Education to a majority interest. This transaction is expected to close in the second quarter.

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

In connection with certain 2007 acquisitions, additional purchase consideration of approximately $22 million is contingent on the achievement of certain future operating results; such amounts have largely been funded in escrow and are not included in the Company’s purchase accounting as of March 30, 2008. Any additional purchase consideration related to these contingencies is expected to be recorded as goodwill.

Capital expenditures. During the first three months of 2008, the Company’s capital expenditures totaled $60.1 million. The Company estimates that its capital expenditures will be in the range of $325 million to $350 million in 2008.

Liquidity. The Company’s borrowings have decreased by $23.0 million, to $467.1 million at March 30, 2008, as compared to borrowings of $490.1 million at December 30, 2007. At March 30, 2008, the Company has $228.1 million in cash and cash equivalents, compared to $321.5 million at December 30, 2007. The Company had money market investments of $5.6 million and $5.1 million that are classified ad “Cash and cash equivalents” in the Company’s Consolidated Balance Sheet as of March 30, 2008 and December 30, 2007, respectively.

At March 30, 2008, the Company had $467.1 million in total debt outstanding, which comprised $63.0 million of commercial paper borrowings, $399.8 million of 5.5 percent unsecured notes due February 15, 2009, and $4.3 million in other debt.

The Company has $399.8 million in unsecured notes that mature on February 15, 2009 and are now classified as short-term borrowings. As of March 30, 2008, the Company has sufficient cash and marketable equity securities that could be used to pay off this debt at maturity. In addition, the Company could refinance some or all of this debt by issuing commercial paper under its $500 million commercial paper program or by borrowing money in the capital markets.

During the first quarter of 2008 and 2007, the Company had average borrowings outstanding of approximately $490.8 million and $404.9 million, respectively, at average annual interest rates of approximately 5.0 percent and 5.5 percent, respectively. During the first quarter of 2008 and 2007, the Company incurred net interest expense of $4.4 million and $2.6 million, respectively.

At March 30, 2008 and December 30, 2007, the Company had a working capital deficit of $490.3 million and $18.5 million, respectively. The increase in working capital deficit is due to the Company’s $399.8 million unsecured notes due February 15, 2009 now classified as current liabilities. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and, to a lesser extent, through commercial paper borrowings. In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2008.

There were no significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007.

Forward-Looking Statements

This report contains certain forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to various risks and uncertainties that could cause actual results or events to differ materially from those anticipated in such statements. For more information about these forward-looking statements and related risks, please refer to the section titled “Forward-Looking Statements” in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in the normal course of its business due primarily to its ownership of marketable equity securities, which are subject to equity price risk; to its borrowing and cash-management activities, which are subject to interest rate risk; and to its foreign business operations, which are subject to foreign exchange rate risk. The Company’s market risk disclosures set forth in its 2007 Annual Report filed on Form 10-K have not otherwise changed significantly.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 30, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Vice President—Finance, in a manner that allows timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended March 30, 2008, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
Dec. 31 – Feb. 3, 2008	0	—	0	410,994
Feb. 4 – Mar. 2, 2008	0	—	0	410,994
Mar. 3 – Mar. 30, 2008	2,604	$694.99	0	410,994
Total	2,604	$694.99	0

*	On September 22, 2003, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 542,800 shares of its Class B Common Stock, and the existence of that authorization was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003. There is no expiration date for that authorization. Under the Company’s Stock Option Plan, the holder of a vested stock option has the right to pay some or all of the exercise price of the option by surrendering shares of the Company’s Class B Common Stock owned by such holder. In the first quarter of 2008, 2,604 shares were acquired from an employee electing this option for a stock option exercise. This activity does not count toward the Company’s stock repurchase plan.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.3	By-Laws of the Company as amended and restated through November 8, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 14, 2007).

4.1	Form of the Company’s 5.50% Notes due February 15, 2009, issued under the Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.2	Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.3	First Supplemental Indenture dated as of September 22, 2003, among WP Company LLC, the Company and Bank One, NA, as successor to The First National Bank of Chicago, as trustee, to the Indenture dated as of February 17, 1999, between The Washington Post Company and The First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.4	Five Year Credit Agreement dated as of August 8, 2006, among the Company, Citibank, N.A., JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, SunTrust Bank, The Bank of New York, PNC Bank, National Association, Bank of America, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY (Registrant)

Date:	May 6, 2008	/s/ Donald E. Graham
Donald E. Graham,
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2008	/s/ John B. Morse
John B. Morse, Jr.,
Vice President-Finance
(Principal Financial Officer)