Form 10-Q
period 2008-06-29
WASHINGTON POST CO
filed 2008-08-06
CIK 104889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 29, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Shares outstanding at August 1, 2008:

Class A Common Stock	1,291,693 Shares
Class B Common Stock	8,073,720 Shares

THE WASHINGTON POST COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Washington Post Company

Condensed Consolidated Statements of Income

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands, except per share amounts)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Operating revenues
Education	$576,464	$503,487	$1,119,720	$979,268
Advertising	268,699	318,310	536,425	611,101
Circulation and subscriber	224,214	202,365	442,822	399,116
Other	36,840	22,611	70,390	42,896

	1,106,217	1,046,773	2,169,357	2,032,381

Operating costs and expenses
Operating	507,985	464,040	999,138	914,715
Selling, general and administrative	525,655	399,099	965,703	785,856
Depreciation of property, plant and equipment	61,479	54,060	121,939	107,509
Amortization of intangible assets	6,282	4,314	10,892	7,046

	1,101,401	921,513	2,097,672	1,815,126

Income from operations	4,816	125,260	71,685	217,255

Other income (expense)
Equity in (losses) earnings of affiliates	(5,653)	(135)	(8,896)	8,948
Interest income	1,286	2,705	3,382	5,981
Interest expense	(6,098)	(6,159)	(12,632)	(12,084)
Other, net	2,848	4,345	6,927	5,146

(Loss) income before income taxes	(2,801)	126,016	60,466	225,246
(Benefit) provision for income taxes	(100)	57,200	23,900	92,000

Net (loss) income	(2,701)	68,816	36,566	133,246
Redeemable preferred stock dividends	(237)	(230)	(710)	(715)

Net (loss) income available for common shares	$(2,938)	$68,586	$35,856	$132,531

Basic (loss) earnings per common share	$(0.31)	$7.22	$3.78	$13.94

Diluted (loss) earnings per common share	$(0.31)	$7.19	$3.77	$13.89

Dividends declared per common share	$2.15	$2.05	$6.45	$6.15

Basic average number of common shares outstanding	9,480	9,502	9,482	9,508
Diluted average number of common shares outstanding	9,480	9,536	9,508	9,542

The Washington Post Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net (loss) income	$(2,701)	$68,816	$36,566	$133,246

Other comprehensive income (loss)
Foreign currency translation adjustment	6,485	9,551	13,943	11,459
Change in unrealized gain on available-for-sale securities	2,482	11,660	(50,699)	12,407
Pension and other postretirement plan adjustments	(1,883)	(1,131)	(3,770)	(2,276)

	7,084	20,080	(40,526)	21,590
Income tax (expense) benefit related to other comprehensive income	(440)	(8,874)	22,514	(8,715)

	6,644	11,206	(18,012)	12,875

Comprehensive income	$3,943	$80,022	$18,554	$146,121

The Washington Post Company

Condensed Consolidated Balance Sheets

(In thousands)	June 29, 2008	December 30, 2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$196,273	$321,466
Investments in marketable equity securities and other investments	130,200	51,678
Accounts receivable, net	459,536	480,743
Deferred income taxes	45,502	46,399
Income taxes	5,503	—
Inventories	36,629	23,194
Other current assets	75,796	71,490

	949,439	994,970
Property, plant and equipment
Buildings	346,681	346,116
Machinery, equipment and fixtures	2,276,903	2,185,920
Leasehold improvements	254,005	239,641

	2,877,589	2,771,677
Less accumulated depreciation	(1,709,882)	(1,596,698)

	1,167,707	1,174,979
Land	49,474	49,187
Construction in progress	83,263	56,571

	1,300,444	1,280,737
Investments in marketable equity securities	357,203	417,781
Investments in affiliates	99,468	102,399
Goodwill, net	1,553,827	1,498,237
Indefinite-lived intangible assets, net	526,840	520,905
Amortized intangible assets, net	69,631	70,437
Prepaid pension cost	942,074	1,034,789
Deferred charges and other assets	88,127	84,254

	$5,887,053	$6,004,509

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$551,363	$564,744
Income taxes	—	4,580
Deferred revenue	362,671	354,564
Dividends declared	20,730	—
Short-term borrowings	499,038	89,585

	1,433,802	1,013,473
Postretirement benefits other than pensions	82,739	81,041
Accrued compensation and related benefits	243,439	242,583
Other liabilities	86,468	84,214
Deferred income taxes	663,392	709,694
Long-term debt	16	400,519

	2,509,856	2,531,524
Redeemable preferred stock	11,826	11,826

Preferred stock	—	—

Common shareholders’ equity
Common stock	20,000	20,000
Capital in excess of par value	227,187	217,780
Retained earnings	4,304,145	4,329,726
Accumulated other comprehensive income
Cumulative foreign currency translation adjustment	57,514	42,845
Unrealized gain on available-for-sale securities	123,120	153,539
Unrealized gain on pension and other postretirement plans	295,890	298,152
Cost of Class B common stock held in treasury	(1,662,485)	(1,600,883)

	3,365,371	3,461,159

	$5,887,053	$6,004,509

The Washington Post Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Twenty-Six Weeks Ended
(In thousands)	June 29, 2008	July 1, 2007
Cash flows from operating activities:
Net income	$36,566	$133,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	121,939	107,509
Amortization of intangible assets	10,892	7,046
Net pension benefit	(13,182)	(10,799)
Early retirement program expense	112,001	—
Foreign exchange gain	(7,263)	(4,604)
Equity in losses (earnings) of affiliates, net of distributions	9,086	(8,948)
(Benefit) provision for deferred income taxes	(20,511)	16,892
Change in assets and liabilities:
Decrease in accounts receivable, net	26,614	28,746
(Increase) decrease in inventories	(13,435)	5,051
Decrease in accounts payable and accrued liabilities	(27,132)	(44,999)
(Decrease) increase in deferred revenue	(4,170)	17,910
Increase in income taxes receivable	(10,129)	(21,971)
Increase in other assets and other liabilities, net	(6,536)	(2,597)
Other	2,392	2,624

Net cash provided by operating activities	217,132	225,106

Cash flows from investing activities:
Investments in certain businesses, net of cash acquired	(55,975)	(136,391)
Purchases of property, plant and equipment	(133,832)	(137,932)
Investments in affiliates and cost method investments	(7,834)	(14,639)
Investments in marketable equity securities and other investments	(68,563)	—
Other	807	3,464

Net cash used in investing activities	(265,397)	(285,498)

Cash flows from financing activities:
Common shares repurchased	(64,287)	(15,609)
Dividends paid	(41,417)	(39,587)
Issuance of commercial paper, net	10,200	—
Proceeds from exercise of stock options	8,319	2,124
Excess tax benefit on stock options	3,188	361
Cash overdraft	2,871	2,936
Principal payments on debt	(1,363)	(3,038)
Other	—	(294)

Net cash used in financing activities	(82,489)	(53,107)

Effect of currency exchange rate change	5,561	1,475

Net decrease in cash and cash equivalents	(125,193)	(112,024)
Beginning cash and cash equivalents	321,466	348,148

Ending cash and cash equivalents	$196,273	$236,124

The Washington Post Company

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1: Organization, Basis of Presentation and Recent Accounting Pronouncements

The Washington Post Company, Inc. (the “Company”) is a diversified education and media company whose principal operations include educational and career services, newspaper and magazine publishing, television broadcasting, cable television systems and electronic information services.

The results of operations at the education division Kaplan, Inc. (“Kaplan”), when examined on a quarterly basis, reflect the volatility of Kaplan stock compensation charges, as well as other seasonal effects. Results of operations, when examined on a quarterly basis, also reflect the seasonality of advertising that affects the newspaper, magazine and broadcasting operations. Advertising revenues in the second and fourth quarters are typically higher than first and third quarter revenues.

Financial Periods

The Company generally reports on a thirteen week fiscal quarter ending on the Sunday nearest the calendar quarter-end. The fiscal quarters for 2008 and 2007 ended on June 29, 2008, March 30, 2008, July 1, 2007 and April 1, 2007, respectively. With the exception of the newspaper publishing operations and the corporate office, subsidiaries of the Company report on a calendar-quarter basis.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the thirteen and twenty-six weeks ended June 29, 2008 and July 1, 2007 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Certain amounts in previously issued financial statements have been reclassified to conform with the current year presentation.

Use of Estimates in the Preparation of the Condensed Consolidated Financial Statements

The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported herein. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 was effective for the Company at the beginning of fiscal year 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Condensed Consolidated Financial Statements on a recurring basis (at least annually). The adoption of these provisions did not have any impact on the Company’s Condensed Consolidated Financial Statements, as the Company’s existing fair value measurements are consistent with the guidance of SFAS 157. The FASB deferred the effective date of SFAS 157 for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis, until the beginning of the Company’s 2009 fiscal year. The Company is currently evaluating the impact that SFAS 157 will have on its pension related financial assets and nonfinancial assets and liabilities that are not valued on a recurring basis (at least annually). See Note 10 for additional disclosures about fair value measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. This statement was effective for the Company at the beginning of fiscal year 2008. We did not apply the fair value option to any of our outstanding instruments and, therefore, SFAS 159 did not have an impact on our Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R requires the acquisition method of accounting to be applied to all business combinations, which significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of fiscal year 2009, except as it relates to certain income tax accounting matters. The Company expects SFAS 141R to have an impact on its accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement also requires disclosure, on the face of the Consolidated Statements of Income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for the Company at the beginning of fiscal year 2009. The Company is in the process of evaluating the impact SFAS 160 will have on its Consolidated Financial Statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective for the Company at the beginning of fiscal year 2009. The Company is in the process of evaluating the impact of FSP 142-3 on its Consolidated Financial Statements.

In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” This FSP is effective for the Company at the beginning of fiscal year 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. The Company is in the process of evaluating the impact FSP 03-6-1 will have on its Consolidated Financial Statements.

Note 2: Investments

Investments in marketable equity securities at June 29, 2008 and December 30, 2007 consist of the following (in thousands):

	June 29, 2008	December 30, 2007
Total cost	$279,329	$213,561
Gross unrealized gains	205,199	255,898

Total fair value	$484,528	$469,459

In the first quarter of 2008, the Company purchased $65.8 million in the common stock of Corinthian Colleges, Inc, a publicly traded education company. There were no additional investments in marketable equity securities during the second quarter of 2008 or in the first six months of 2007.

As of June 29, 2008 and December 30, 2007, the Company had money market investments of $4.5 million and $5.1 million, respectively, that are classified as “cash and cash equivalents” on the Company’s consolidated balance sheet.

In the second quarter of 2008, the Company recorded $6.8 million in impairment charges at two of the Company’s affiliates. In the first six months of 2007, $8.9 million of the equity in earnings of affiliates is due to a gain on the sale of land at the Company’s Bowater Mersey Paper Company Limited affiliate.

Note 3: Acquisitions

In the second quarter of 2008, Kaplan acquired two businesses in their professional and test preparation divisions totaling $14.8 million. In the first quarter of 2008, Kaplan acquired two businesses in their professional and test preparation divisions totaling $31.4 million. Also in the first quarter of 2008, the cable division acquired subscribers in the Winona, Mississippi area for $15.6 million. Most of the purchase price for these acquisitions has been allocated to goodwill and other intangibles and property, plant and equipment on a preliminary basis.

In 2007, Kaplan purchased a 40% interest in ACE Education, a provider of education in China that provides preparation courses for entry to U.K. universities, along with degree and professional training programs at campuses throughout China. In the first quarter of 2008, Kaplan exercised an option to increase its investment in ACE Education to a majority interest. This transaction is expected to close in the third quarter. As of June 29, 2008, this investment is included in investment in affiliates as Kaplan does not have control of ACE Education.

In July 2008, the Company announced an agreement with NBC Universal to acquire WTVJ, the NBC-owned and operated television station in Miami, FL. The Company will continue to operate WTVJ as an NBC affiliate. The purchase price is approximately $205 million and the transaction is expected to be completed by the end of 2008. The acquisition is subject to approval by the Federal Communications Commission. The Company also owns and operates WPLG, the ABC affiliate in Miami, FL.

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

Pro forma results of operations for current and prior years, assuming the acquisitions occurred at the beginning of 2007, are not materially different from reported results of operations.

Note 4: Goodwill and Other Intangible Assets

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

The Company’s goodwill and other intangible assets as of June 29, 2008 and December 30, 2007 were as follows (in thousands):

	Gross	Accumulated Amortization	Net
2008
Goodwill	$1,852,229	$298,402	$1,553,827
Indefinite-lived intangible assets	690,646	163,806	526,840
Amortized intangible assets	124,749	55,118	69,631

	$2,667,624	$517,326	$2,150,298

2007
Goodwill	$1,796,639	$298,402	$1,498,237
Indefinite-lived intangible assets	684,711	163,806	520,905
Amortized intangible assets	114,663	44,226	70,437

	$2,596,013	$506,434	$2,089,579

Activity related to the Company’s goodwill and other intangible assets during the six months ended June 29, 2008 was as follows (in thousands):

	Goodwill, Net
	Beginning of Year	Acquisitions	Foreign Currency Exchange Rate Changes and Other	Balance as of June 29, 2008
Education	$1,020,177	$36,408	$18,745	$1,075,330
Newspaper Publishing	81,169	—	—	81,169
Television Broadcasting	203,165	—	—	203,165
Magazine Publishing	25,015	—	—	25,015
Cable Television	85,666	293	—	85,959
Other Businesses and Corporate Office	83,045	144	—	83,189

	$1,498,237	$36,845	$18,745	$1,553,827

	Indefinite-Lived Intangible Assets, Net
	Beginning of Year	Acquisitions	Balance as of June 29, 2008
Education	$9,262	—	$9,262
Newspaper Publishing	—	—	—
Television Broadcasting	—	—	—
Magazine Publishing	—	—	—
Cable Television	511,643	$5,935	517,578
Other Businesses and Corporate Office	—	—	—

	$520,905	$5,935	$526,840

	Amortized Intangible Assets, Net
	Beginning of Year	Acquisitions and Additions	Amortization	Foreign Currency Exchange Rate Changes and Other	Balance as of June 29, 2008
Education	$36,822	$9,593	$(7,352)	$400	$39,463
Newspaper Publishing	4,240	—	(324)	1	3,917
Television Broadcasting	—	—	—	—	—
Magazine Publishing	—	—	—	—	—
Cable Television	1,081	332	(155)	—	1,258
Other Businesses and Corporate Office	28,294	(240)	(3,061)	—	24,993

	$70,437	$9,685	$(10,892)	$401	$69,631

Activity related to the Company’s goodwill and other intangible assets during the six months ended July 1, 2007 was as follows (in thousands):

	Goodwill, Net
	Beginning of Year	Acquisitions	Foreign Currency Exchange Rate Changes	Balance as of July 1, 2007
Education	$845,754	$110,190	$7,516	$963,460
Newspaper Publishing	79,739	468	—	80,207
Television Broadcasting	203,165	—	—	203,165
Magazine Publishing	25,015	—	—	25,015
Cable Television	85,666	—	—	85,666
Other Businesses and Corporate Office	912	—	—	912

	$1,240,251	$110,658	$7,516	$1,358,425

	Indefinite-Lived Intangible Assets, Net
	Beginning of Year	Acquisitions	Balance as of July 1,2007
Education	$9,262	—	$9,262
Newspaper Publishing	—	—	—
Television Broadcasting	—	—	—
Magazine Publishing	—	—	—
Cable Television	508,480	$3,229	511,709
Other Businesses and Corporate Office	—	—	—

	$517,742	$3,229	$520,971

	Amortized Intangible Assets, Net
	Beginning of Year	Acquisitions and Additions	Amortization	Foreign Currency Exchange Rate Changes and Other	Balance as of July 1, 2007
Education	$25,270	$20,630	$(6,288)	$111	$39,723
Newspaper Publishing	5,508	—	(584)	—	4,924
Television Broadcasting	—	—	—	—	—
Magazine Publishing	—	—	—	—	—
Cable Television	1,021	—	(174)	—	847
Other Businesses and Corporate Office	—	—	—	—	—

	$31,799	$20,630	$(7,046)	$111	$45,494

Note 5: Borrowings

Long-term debt consists of the following (in millions):

	June 29, 2008	December 30, 2007
Commercial paper borrowings	$95.0	$84.8
5.5 percent unsecured notes due February 15, 2009	399.8	399.7
Other indebtedness	4.2	5.6

Total	499.0	490.1
Less current portion	(499.0)	(89.6)

Total long-term debt	$—	$400.5

The Company’s commercial paper borrowings at June 29, 2008 and December 30, 2007 were at average interest rates of 2.2 percent and 4.5 percent, respectively.

The Company’s $399.8 million unsecured notes that are due February 15, 2009 are now classified as current liabilities at June 29, 2008.

The Company’s other indebtedness at June 29, 2008 and December 30, 2007 is at interest rates of 5% to 8% and matures from 2008 to 2009.

During the second quarter of 2008 and 2007, the Company had average borrowings outstanding of approximately $457.3 million and $406.1 million, respectively, at average annual interest rates of approximately 5.1 percent and 5.5 percent, respectively. During the second quarter of 2008 and 2007, the Company incurred net interest expense of $4.8 million and $3.5 million, respectively.

During the first six months of 2008 and 2007, the Company had average borrowings outstanding of approximately $475.0 million and $405.5 million, respectively, at average annual interest rates of approximately 5.1 percent and 5.5 percent, respectively. During the first six months of 2008 and 2007, the Company incurred net interest expense of $9.3 million and $6.1 million, respectively.

Note 6: (Loss) Earnings Per Share

The Company’s (loss) earnings per share (basic and diluted) for the second quarter and first six months of 2008 and 2007, are presented below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net (loss) income available for common shares	$(2,938)	$68,586	$35,856	$132,531

Weighted-average shares outstanding – basic	9,480	9,502	9,482	9,508

Effect of dilutive shares:
Stock options and restricted stock	24	34	26	34
Less: Dilutive shares excluded from calculation due to net loss	(24)	—	—	—

Weighted-average shares outstanding – diluted	9,480	9,536	9,508	9,542
Basic (loss) earnings per common share	$(0.31)	$7.22	$3.78	$13.94

Diluted (loss) earnings per common share	$(0.31)	$7.19	$3.77	$13.89

For the second quarter of 2008, there are 9,480,073 weighted average basic and diluted shares outstanding; these amounts are the same as the Company reported a net loss for the second quarter of 2008.

The first six months of 2008 diluted earnings per share amount excludes the effects of 29,625 stock options outstanding, respectively, as their inclusion would be antidilutive. The second quarter and first six months of 2007 diluted earnings per share amount excludes the effects of 12,000 and 7,500 stock options outstanding, respectively, as their inclusion would be antidilutive.

Note 7: Pension and Postretirement Plans

The total cost (income) arising from the Company’s defined benefit pension plans for the second quarter and six months ended June 29, 2008 and July 1, 2007, consists of the following components (in thousands):

	Pension Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Service cost	$6,855	$7,020	$13,761	$13,153
Interest cost	11,334	11,858	22,752	22,217
Expected return on assets	(24,246)	(24,755)	(48,673)	(46,382)
Amortization of transition asset	(9)	(14)	(19)	(25)
Amortization of prior service cost	1,065	1,273	2,139	2,385
Recognized actuarial gain	(1,566)	(1,146)	(3,142)	(2,147)

Net periodic benefit	(6,567)	(5,764)	(13,182)	(10,799)
Early retirement program expense	82,351	—	104,875	—

Total cost (income)	$75,784	$(5,764)	$91,693	$(10,799)

	SERP
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Service cost	$406	$384	$812	$769
Interest cost	849	768	1,698	1,537
Amortization of prior service cost	111	112	223	223
Recognized actuarial loss	172	231	343	461

Net periodic cost	1,538	1,495	3,076	2,990
Early retirement program expense	5,027	—	7,126	—

Total cost	$6,565	$1,495	$10,202	$2,990

The total cost arising from the Company’s postretirement plans for the second quarter and six months ended June 29, 2008 and July 1, 2007, consists of the following components (in thousands):

	Postretirement Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Service cost	$942	$914	$1,885	$1,828
Interest cost	1,212	1,227	2,423	2,454
Amortization of prior service credit	(1,286)	(1,176)	(2,572)	(2,352)
Recognized actuarial gain	(372)	(410)	(743)	(820)

Total cost	$496	$555	$993	$1,110

Newsweek offered a Voluntary Retirement Incentive Program to certain employees in the first quarter of 2008 and 117 employees accepted the offer. The Company recorded early retirement program expense of $4.6 million and $29.2 million for the second quarter and first six months of 2008, respectively, which will be funded mostly from the assets of the Company’s pension plans.

The Company offered a Voluntary Retirement Incentive Program in March 2008 to some employees of The Washington Post newspaper and the corporate office; 236 employees have accepted the offer. The early retirement program expense of $82.8 million was recorded in the second quarter of 2008, which will be funded mostly from the assets of the Company’s pension plans.

Note 8: Other Non-Operating Income (Expense)

The Company recorded other non-operating income, net, of $2.8 million for the second quarter of 2008, compared to non-operating income, net, of $4.3 million for the second quarter of 2007. For the first six months of 2008 and 2007, the Company recorded other non-operating income, net, of $6.9 million and $5.1 million, respectively.

A summary of non-operating income (expense) for the thirteen and twenty-six weeks ended June 29, 2008 and July 1, 2007, is as follows (in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Foreign currency gains, net	$2.9	$3.8	$7.3	$4.6
Gain on cost method and other investments	—	0.5	—	0.5
Other (losses), net	(0.1)	—	(0.4)	—

Total	$2.8	$4.3	$6.9	$5.1

Note 9: Income Taxes

The effective tax rate for the second quarter of 2008 was computed based on a 39.5% effective tax rate for the first six months of 2008. The effective tax rate for the second quarter of 2007 was 45.4%. Results for the second quarter of 2007 included an additional $15.5 million in income tax expense related to Bowater Mersey, the Company’s 49% owned affiliate based in Canada. The Company previously recorded deferred income taxes on the equity in earnings (losses) of Bowater Mersey based on the 5% dividend withholding rate provided in the tax treaty between the U.S. and Canada. In the second quarter of 2007, the Company obtained additional information related to Bowater Mersey’s Canadian tax position and determined that deferred income taxes on the equity in earnings (losses) of this investment should have been recorded at a 35% tax rate. $12.9 million of the expense related to 2006 and prior years; $2.6 million of the expense related to the first quarter of 2007. The Company concluded that these charges were not material to the Company’s financial positions or results of operations for 2007 and prior years, based on its consideration of quantitative and qualitative factors. Also included in the second quarter of 2007 was a $6.3 million income tax benefit related to a change in certain state income tax laws enacted in the second quarter of 2007. Both of these items were non-cash items in 2007, impacting the Company’s long-term net deferred income tax liabilities. Excluding the impact of these items, the effective tax rate for the second quarter of 2007 was 38.0%.

The effective tax rate for the first six months of 2008 was 39.5%, compared to 40.8% for the first six months of 2007. Results for the first six months of 2007 included the additional $12.9 million in income tax expense related to the Company’s Bowater Mersey affiliate, and the $6.3 million income tax benefit related to a change in certain state income tax laws enacted in the second quarter of 2007. Excluding the impact of these items, the effective tax rate for the first six months of 2007 was 38.0%.

Note 10: Fair Value Measurements

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 29, 2008 were as follows (in thousands):

		Fair Value Measurements as of June 29, 2008
	Fair Value at June 29, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Marketable equity securities(1)
Current	$127,325	$127,325	—
Non-current	357,203	357,203	—
Other current investments(2)	2,875	—	$2,875

Total financial assets	$487,403	$484,528	$2,875

Liabilities:
Deferred compensation plan liabilities(3)	$80,479	$—	$80,479

Total financial liabilities	$80,479	$—	$80,479

(1)	The Company’s investments in marketable equity securities are classified as available-for-sale.
(2)	Other investments represent time deposits with original maturities greater than 90 days but less than one year.
(3)	Includes The Washington Post Company Deferred Compensation Plan and supplemental savings plan benefits under The Washington Post Company Supplemental Executive Retirement Plan.

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

Note 11: Business Segments

The following table summarizes financial information related to each of the Company’s business segments. The 2008 and 2007 asset information is as of June 29, 2008 and December 30, 2007, respectively.

Second Quarter Period

(in thousands)

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Other Businesses and Corporate Office	Intersegment Elimination	Consolidated
2008
Operating revenues	$576,464	$197,286	$82,836	$62,686	$178,914	$9,141	$(1,110)	$1,106,217
Income (loss) from operations	$47,421	$(96,704)	$29,652	$(3,716)	$40,105	$(11,942)	$—	$4,816
Equity in losses of affiliates								(5,653)
Interest expense, net								(4,812)
Other, net								2,848

Loss before income taxes								$(2,801)

Depreciation expense	$16,482	$11,401	$2,272	$525	$30,743	$56	$—	$61,479
Amortization expense	$4,512	$150	$—	$—	$89	$1,531	$—	$6,282
Net pension (expense) credit	$(930)	$(78,916)	$284	$5,979	$(359)	$(1,842)	$—	$(75,784)
Identifiable assets	$1,895,154	$747,943	$470,395	$823,767	$1,217,846	$147,952	$—	$5,303,057
Investments in marketable equity securities								484,528
Investments in affiliates								99,468

Total assets								$5,887,053

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Other Businesses and Corporate Office	Intersegment Elimination	Consolidated
2007
Operating revenues	$503,487	$227,901	$87,863	$73,418	$154,421	$—	$(317)	$1,046,773
Income (loss) from operations	$37,548	$17,758	$35,203	$12,914	$32,097	$(10,260)	$—	$125,260
Equity in losses of affiliates								(135)
Interest expense, net								(3,454)
Other, net								4,345

Income before income taxes								$126,016

Depreciation expense	$14,299	$9,566	$2,374	$568	$26,888	$365	$—	$54,060
Amortization expense	$4,020	$292	$—	$—	$2	$—	$—	$4,314
Net pension credit (expense)	$(906)	$(2,601)	$306	$9,285	$(320)	$—	$—	$5,764
Identifiable assets	$1,930,525	$832,655	$464,815	$837,527	$1,205,374	$161,755	$—	$5,432,651
Investments in marketable equity securities								469,459
Investments in affiliates								102,399

Total assets								$6,004,509

Six Month Period

(in thousands)

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Other Businesses and Corporate Office	Intersegment Elimination	Consolidated
2008
Operating revenues	$1,119,720	$403,376	$160,504	$116,074	$353,171	$18,600	$(2,088)	$2,169,357
Income (loss) from operations	$94,152	$(95,546)	$56,256	$(36,046)	$74,390	$(21,521)	$—	$71,685
Equity in losses of affiliates								(8,896)
Interest expense, net								(9,250)
Other, net								6,927

Income before income taxes								$60,466

Depreciation expense	$32,781	$21,885	$4,470	$1,049	$61,567	$187	$—	$121,939
Amortization expense	$7,352	$324	$—	$—	$155	$3,061	$—	$10,892
Net pension (expense) credit	$(1,808)	$(81,156)	$568	$(6,720)	$(718)	$(1,859)	$—	$(91,693)

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Other Businesses and Corporate Office	Intersegment Elimination	Consolidated
2007
Operating revenues	$979,268	$447,055	$168,697	$134,661	$303,396	$—	$(696)	$2,032,381
Income (loss) from operations	$71,891	$32,684	$64,614	$6,931	$60,116	$(18,981)	$—	$217,255
Equity in earnings of affiliates								8,948
Interest expense, net								(6,103)
Other, net								5,146

Income before income taxes								$225,246

Depreciation expense	$28,352	$18,810	$4,732	$1,109	$53,776	$730	$—	$107,509
Amortization expense	$6,288	$584	$—	$—	$174	$—	$—	$7,046
Net pension credit (expense)	$(1,748)	$(5,200)	$612	$17,774	$(639)	$—	$—	$10,799

The Company’s education division comprises the following operating segments:

Second Quarter Period

(in thousands)

	Higher Education	Test Prep	Professional	Corporate Overhead and Other	Intersegment Elimination	Total Education
2008
Operating revenues	$298,881	$153,651	$123,707	$304	$(79)	$576,464
Income (loss) from operations	$41,251	$25,296	$10,152	$(29,321)	$43	$47,421
Identifiable assets	$629,338	$417,802	$838,503	$9,511	$—	$1,895,154
Depreciation expense	$8,353	$3,469	$3,697	$963	$—	$16,482
Amortization expense				$4,512		$4,512
Kaplan stock-based incentive compensation expense				$13,965		$13,965

	Higher Education	Test Prep	Professional	Corporate Overhead and Other	Intersegment Elimination	Total Education
2007
Operating revenues	$243,700	$148,519	$111,594	$318	$(644)	$503,487
Income (loss) from operations	$25,703	$25,961	$12,724	$(26,607)	$(233)	$37,548
Identifiable assets	$748,269	$380,158	$785,593	$16,505	$—	$1,930,525
Depreciation expense	$6,749	$3,411	$3,332	$807	$—	$14,299
Amortization expense				$4,020		$4,020
Kaplan stock-based incentive compensation expense				$12,951		$12,951

Six Month Period

(in thousands)

	Higher Education	Test Prep	Professional	Corporate Overhead and Other	Intersegment Elimination	Total Education
2008
Operating revenues	$593,484	$289,526	$236,300	$688	$(278)	$1,119,720
Income (loss) from operations	$85,454	$34,435	$10,887	$(36,705)	$81	$94,152
Depreciation expense	$16,558	$6,957	$7,362	$1,904	$—	$32,781
Amortization expense				$7,352		$7,352
Kaplan stock-based incentive compensation expense				$7,283		$7,283

	Higher Education	Test Prep	Professional	Corporate Overhead and Other	Intersegment Elimination	Total Education
2007
Operating revenues	$491,722	$282,798	$204,712	$680	$(644)	$979,268
Income (loss) from operations	$61,950	$40,592	$18,554	$(48,972)	$(233)	$71,891
Depreciation expense	$13,649	$6,879	$6,073	$1,751	$—	$28,352
Amortization expense				$6,288		$6,288
Kaplan stock-based incentive compensation expense				$23,219		$23,219

Education products and services are provided through the Company’s subsidiary Kaplan, Inc. Kaplan’s businesses include higher education services, which includes Kaplan’s domestic and international post-secondary education businesses, including fixed facility colleges which offer bachelor’s degrees, associate’s degrees and diploma programs primarily in the fields of healthcare, business and information technology; and online post-secondary and career programs. Kaplan’s businesses also include domestic and international test preparation, which includes Kaplan’s standardized test prep and English-language course offerings, as well as K12 and Score, which offer multi-media learning and private tutoring to children and educational resources to parents. Kaplan’s businesses also include Kaplan professional, which provides education and career services to business people and other professionals domestically and internationally. The education division’s primary segments are higher education, test prep and professional. Kaplan “Corporate Overhead and Other” is also included; “Other” includes Kaplan stock compensation expense and amortization of certain intangibles. Certain minor changes were made to Kaplan’s segment reporting in the third quarter of 2007 due to changes in the management structure, which are reflected in the second quarter and first six months of 2007 Kaplan segment amounts.

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

In 2008, other businesses and corporate office includes the expenses associated with the Company’s corporate office and the operating results of CourseAdvisor. In 2007, other businesses and corporate office includes the expenses associated with the Company’s corporate office. CourseAdvisor is a lead generation provider for the post-secondary education market.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

This analysis should be read in conjunction with the consolidated financial statements and the notes thereto.

Results of Operations

Net loss for the second quarter of 2008 was $2.7 million ($0.31 loss per share), compared to net income of $68.8 million ($7.19 per share) for the second quarter of last year.

Results for the second quarter of 2008 included charges of $87.4 million related to early retirement program expense at The Washington Post newspaper, the corporate office and Newsweek (after-tax impact of $52.9 million, or $5.58 per share), which will be funded mostly from the assets of the Company’s pension plans. Results for the second quarter of 2008 also reflect a decline in equity in earnings (losses) of affiliates associated with $6.8 million in impairment charges at two of the Company’s affiliates (after-tax impact of $4.1 million, or $0.43 per share).

Results for the second quarter of 2007 included additional net income tax expense of $9.2 million ($0.97 per share) as a result of a $15.5 million ($1.63 per share) increase in taxes associated with Bowater Mersey Paper Company Limited, the Company’s 49%-owned affiliate based in Canada, and a tax benefit of $6.3 million ($0.66 per share) associated with changes in certain state income tax laws. Both of these were non-cash items in the second quarter of 2007, impacting the Company’s long-term net deferred income tax liabilities.

Revenue for the second quarter of 2008 was $1,106.2 million, up 6% from $1,046.8 million in the second quarter of 2007. The increase is due to significant revenue growth at the education and cable television divisions. Revenues were down at the Company’s newspaper publishing, magazine publishing and television broadcasting divisions.

Operating income declined in the second quarter of 2008 to $4.8 million, from $125.3 million in the second quarter of 2007, due largely to charges of $87.4 million associated with early retirement plan buyouts in the second quarter of 2008. The newspaper publishing and magazine publishing divisions reported losses in the second quarter of 2008. Operating results were also down at the television broadcasting division, while the education and cable divisions reported improved results for the quarter.

For the first six months of 2008, net income totaled $36.6 million ($3.77 per share), compared with $133.2 million ($13.89 per share) for the same period of 2007. Results for the first six months of 2008 included charges of $112.0 million related to early retirement program expense at The Washington Post newspaper, the corporate office and Newsweek (after-tax impact of $67.8 million, or $7.13 per share), which will be funded mostly from the assets of the Company’s pension plans. Results for the first six months of 2008 also reflect a decline in equity in earnings (losses) of affiliates associated with $6.8 million in impairment charges at two of the Company’s affiliates (after-tax impact of $4.1 million, or $0.43 per share). Results for the first six months of 2007 included additional net income tax expense of $6.6 million ($0.70 per share) as a result of a $12.9 million ($1.36 per share) increase in taxes associated with Bowater Mersey and a tax benefit of $6.3 million ($0.66 per share) associated with changes in certain state income tax laws. Both of these were non-cash items in 2007, impacting the Company’s long-term net deferred income tax liabilities. Also included in the first six months of 2007 was a significant increase in equity in earnings of affiliates primarily from a gain on the sale of land at the Company’s Bowater Mersey affiliate (after-tax impact of $6.5 million, or $0.68 per share).

Revenue for the first half of 2008 was $2,169.4 million, up 7% from $2,032.4 million in the first half of 2007, due to increased revenues at the Company’s education and cable divisions, partially offset by revenue declines at the Company’s newspaper publishing, magazine publishing and television broadcasting divisions. Operating income for the first half of 2008 decreased to $71.7 million, from $217.3 million in the first half of 2007, due largely to early retirement program expenses of $112.0 million and significant declines in operating results at the newspaper publishing and magazine publishing divisions. Operating results also declined at the television broadcasting division, while the education and cable divisions reported improved results for the first six months of 2008.

The Company’s operating income for the second quarter and first six months of 2008 included $6.6 million and $13.2 million of net pension credits, respectively, compared to $5.8 million and $10.8 million of net pension credits, respectively, for the same periods of 2007, excluding charges related to early retirement programs.

Education Division. Education division revenue totaled $576.5 million for the second quarter of 2008, a 14% increase over revenue of $503.5 million for the same period of 2007. Excluding revenue from acquired businesses, education division revenue increased 11% for the second quarter of 2008. Kaplan reported operating income of $47.4 million for the second quarter of 2008, up 26% from $37.5 million in the second quarter of 2007.

For the first six months of 2008, education division revenue totaled $1,119.7 million, a 14% increase over revenue of $979.3 million for the same period of 2007. Excluding revenue from acquired businesses, education division revenue increased 10% for the first six months of 2008. Kaplan reported operating income of $94.2 million for the first six months of 2008, up 31% from $71.9 million for the first six months of 2007. Operating income in the first six months of 2008 includes stock compensation expense of $7.3 million, compared to stock compensation expense of $23.2 million in the first six months of 2007.

A summary of Kaplan’s operating results for the second quarter and the first six months of 2008 compared to 2007 is as follows:

	Second Quarter			YTD
(In thousands)	2008	2007	% Change	2008	2007	% Change
Revenue
Higher education	$298,881	$243,700	23	$593,484	$491,722	21
Test prep	153,651	148,519	3	289,526	282,798	2
Professional	123,707	111,594	11	236,300	204,712	15
Kaplan corporate	304	318	(4)	688	680	1
Intersegment elimination	(79)	(644)	—	(278)	(644)	—

	$576,464	$503,487	14	$1,119,720	$979,268	14

Operating income (loss)
Higher education	$41,251	$25,703	60	$85,454	$61,950	38
Test prep	25,296	25,961	(3)	34,435	40,592	(15)
Professional	10,152	12,724	(20)	10,887	18,554	(41)
Kaplan corporate overhead	(10,845)	(9,636)	(13)	(22,071)	(19,464)	(13)
Other*	(18,476)	(16,971)	(9)	(14,634)	(29,508)	50
Intersegment elimination	43	(233)	—	81	(233)	—

	$47,421	$37,548	26	$94,152	$71,891	31

*	Other includes charges accrued for stock-based incentive compensation and amortization of certain intangibles.

Higher education includes Kaplan’s domestic and international post-secondary education businesses, including fixed-facility colleges as well as online post-secondary and career programs. Higher education revenue grew by 23% for the second quarter of 2008 and 21% in the first half of 2008. Enrollments increased 18% to 83,400 at June 30, 2008, compared to 70,800 at June 30, 2007, due primarily to enrollment growth in the online programs. Higher education results in the first half of 2008 include additional costs associated with the expansion of Kaplan’s online high school and international programs. Higher education results in the first quarter of 2007 were adversely affected by $2.7 million in lease termination charges.

Funds provided under student financial aid programs created under Title IV of the Federal Higher Education Act account for a large portion of Kaplan Higher Education (KHE) revenues; these funds are provided in the form of federal loans and grants. In addition, some KHE students also obtain non-Title IV private loans from lenders to finance a portion of their education. In response to recent tightening in the credit markets, certain lenders have announced that they will apply more stringent lending standards for non-Title IV private student loans. KHE estimates that approximately 7% of its domestic revenues come from non-Title IV private loans obtained by its students. To date, KHE has not been significantly impacted by the changes in the student loan market; however, continued tightening of the credit markets may result in financing difficulties for those students who rely on non-Title IV loans. Legislative and administrative efforts by both the U.S. Congress and the U.S. Department of Education are currently pending to help enhance capacity in the U.S. student loan markets; however, the outcome of these efforts is uncertain.

Test prep includes Kaplan’s standardized test preparation and English-language course offerings, as well as the K12 and Score businesses. Test prep revenue, excluding Score, grew 9% in the second quarter of 2008 and 8% in the first half of 2008, largely due to growth in English-language programs. Score revenues declined 46% for both the second quarter and first six months of 2008 as a result of the restructuring announced in the fourth quarter of 2007, which included the closing of 75 Score centers. After closings and consolidations, Score operates 79 centers that focus on providing computer-assisted instruction and small-group tutoring. Operating income for test prep declined in the first half of 2008 due to slower revenue growth combined with higher payroll and marketing costs for the traditional test preparation programs, along with continued weakness at Score.

Professional includes Kaplan’s domestic and overseas professional businesses. Professional revenue grew 11% in the second quarter of 2008 and 15% in the first half of 2008, largely due to acquisitions made since the comparable periods of 2007. Excluding revenue from acquired businesses, professional revenue was flat for the second quarter of 2008 and grew 2% in the first six months of 2008 due to revenue growth at Kaplan Professional (U.K.) and Kaplan Professional (Asia-Pacific) and from growth in the Schweser CFA exam course offerings, offset by continued declines in professional’s real estate book publishing and real estate course offerings. Operating income is down largely due to continued weakness in professional’s real estate businesses and severance and other transition costs related to the restructuring of the Kaplan Professional (U.S.) businesses, which was announced in the fourth quarter of 2007. In connection with this restructuring, product changes are being implemented and certain operations are being decentralized, in addition to employee terminations. The restructuring has largely been completed, and $1.8 million and $3.2 million in severance costs were recorded in the second quarter and first six months of 2008, respectively.

Corporate represents unallocated expenses of Kaplan, Inc.’s corporate office and other minor activities.

Other includes charges (credits) for incentive compensation arising from equity awards under the Kaplan stock option plan, which was established for certain members of Kaplan’s management. Under the plan, the amount of compensation expense (credit) varies directly with the estimated fair value of Kaplan’s common stock, which is based on a comparison of operating results and public market values of other education companies. Kaplan recorded stock compensation expense of $14.0 million and $13.0 million in the second quarter of 2008 and 2007, respectively, and $7.3 million and $23.2 million in the first six months of 2008 and 2007, respectively, related to this plan. In addition, Other includes amortization of certain intangibles, which increased due to recent Kaplan acquisitions.

Newspaper Publishing Division. Newspaper publishing division revenue totaled $197.3 million for the second quarter of 2008, a decrease of 13% from $227.9 million in the second quarter of 2007; division revenue decreased 10% to $403.4 million for the first six months of 2008, from $447.1 million for the first six months of 2007.

As previously announced, the Company offered a Voluntary Retirement Incentive Program to some employees of The Washington Post newspaper in March 2008, and 231 employees accepted the offer. The early retirement program expense of $79.8 million was recorded in the second quarter of 2008, which will be funded mostly from the assets of the Company’s pension plans. The newspaper division reported an operating loss of $96.7 million in the second quarter of 2008, compared to operating income of $17.8 million in the second quarter of 2007. For the first six months of 2008, the newspaper division reported an operating loss of $95.5 million, compared to operating income of $32.7 million for the first six months of 2007. The reduction in operating results is due primarily to the $79.8 million in early retirement program expense recorded in the second quarter of 2008. Excluding this charge, the newspaper division reported an operating loss for the second quarter and the first six months of 2008 due to the continued decline in division revenues; expenses were up slightly, despite newsprint expense declines of 7% and 10% for the second quarter and first six months of 2008, respectively.

Print advertising revenue at The Post in the second quarter of 2008 declined 22% to $99.8 million, from $128.4 million in the second quarter of 2007, and decreased 17% to $211.4 million for the first six months of 2008, from $253.6 million in the same period of 2007. The decreases are primarily the result of a large decline in classified advertising revenue, along with significant reductions in retail and general.

For the first six months of 2008, Post daily and Sunday circulation declined 2.6% and 3.7%, respectively, compared to the same periods of the prior year. For the six months ended June 29, 2008, average daily circulation at The Post totaled 631,900 and average Sunday circulation totaled 881,400.

As previously announced, The Post will close its College Park, MD, printing plant in 2010. The Post has recently determined that only one of the four presses at its College Park, MD, printing plant will be moved to The Post’s Springfield, VA, plant. The Company reassessed the useful life of the other three presses and recorded accelerated depreciation beginning in June 2008; $1.2 million in accelerated deprecation was recorded in the second quarter of 2008, and the Company estimates that $7.3 million in accelerated depreciation will be recorded in the second half of 2008.

Revenue generated by the Company’s online publishing activities, primarily washingtonpost.com, increased 4% to $29.3 million for the second quarter of 2008, from $28.2 million for the second quarter of 2007; online revenues increased 6% to $56.4 million in the first six months of 2008, from $53.2 million for the first six months of 2007. Display online advertising revenue grew 11% and 14% for the second quarter and first six months of 2008, respectively. Online classified advertising revenue on washingtonpost.com declined 1% in the second quarter of 2008, and was up slightly for the first six months of 2008. A small portion of the Company’s online publishing revenues is included in the magazine publishing division.

Television Broadcasting Division. Revenue for the television broadcasting division decreased 6% in the second quarter of 2008 to $82.8 million, from $87.9 million in 2007; operating income for the second quarter of 2008 declined 16% to $29.7 million, from $35.2 million in 2007. For the first six months of 2008, revenue decreased 5% to $160.5 million, from $168.7 million in 2007; operating income for the first six months of 2008 declined 13% to $56.3 million, from $64.6 million in 2007. The decreases in revenue and operating income are primarily due to soft advertising demand overall, offset by an increase of $0.5 million and $3.3 million in political advertising revenue for the second quarter and first six months of 2008, respectively.

In July 2008, the Company announced an agreement with NBC Universal to acquire WTVJ, the NBC-owned and operated television station in Miami, FL. The Company will continue to operate WTVJ as an NBC affiliate. The purchase is expected to be completed by the end of 2008. The acquisition is subject to approval by the Federal Communications Commission. The Company also owns and operates WPLG, the ABC affiliate in Miami, FL.

Magazine Publishing Division. Revenue for the magazine publishing division totaled $62.7 million for the second quarter of 2008, a 15% decrease from $73.4 million for the second quarter of 2007; division revenue totaled $116.1 million for the first six months of 2008, a 14% decrease from $134.7 million for the first six months of 2007. The decline is due to a 21% and 18% reduction in advertising revenue at Newsweek for the second quarter and first six months of 2008, respectively, due in part to fewer ad pages at the domestic edition, but also as a result of lower rates due to the previously announced circulation rate base reduction, from 3.1 million to 2.6 million. Subscription revenue at the domestic edition also declined due to the rate base reduction.

As previously announced, Newsweek offered a Voluntary Retirement Incentive Program to certain employees in the first quarter of 2008 and 117 employees accepted the offer. The early retirement program expense totaled $29.2 million, which will be funded mostly from the assets of the Company’s pension plans. Of this amount, $24.6 million was recorded in the first quarter of 2008 and $4.6 million was recorded in the second quarter of 2008.

The division had an operating loss of $3.7 million in the second quarter of 2008, compared to operating income of $12.9 million in the second quarter of 2007, with the decline due to the revenue reductions discussed above and $4.6 million in early retirement program expense. The division had an operating loss of $36.0 million for the first six months of 2008, compared to operating income of $6.9 million for the first six months of 2007, with the decline due primarily to $29.2 million in early retirement program expense and the revenue reductions discussed above, offset by a decline in subscription, manufacturing and distribution expenses at the domestic edition of Newsweek.

Cable Television Division. Cable division revenue of $178.9 million for the second quarter of 2008 represents a 16% increase from $154.4 million in the second quarter of 2007; for the first six months of 2008, revenue increased 16% to $353.2 million, from $303.4 million in the same period of 2007. The 2008 revenue increase is due to continued growth in the division’s cable modem, telephone and digital revenues, as well as a rate increase in September 2007 for most high-speed data subscribers and a January 2008 basic video cable service rate increase at nearly all of its systems. The last rate increase for most high-speed data subscribers was in March 2003, and the last rate increase for basic cable subscribers was in February 2006. In January 2008, the cable division purchased approximately 6,600 subscribers in Winona, MS, which also had a favorable impact on revenue growth for 2008.

Cable division operating income increased 25% to $40.1 million in the second quarter of 2008, versus $32.1 million in the second quarter of 2007; cable division operating income for the first six months of 2008 increased 24% to $74.4 million, from $60.1 million for the first six months of 2007. The increase in operating income is due to the division’s revenue growth, offset by higher depreciation and programming expenses and increases in Internet and telephony costs.

At June 30, 2008, Revenue Generating Units (RGUs) grew 9% due to continued growth in high-speed data and telephony subscribers and increases in the basic video and digital video subscriber categories. The cable division began offering telephone service on a very limited basis in the second quarter of 2006; as of June 30, 2008, telephone service is being offered in all or part of systems representing 90% of homes passed. RGUs include about 7,000 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by the various franchise agreements.

A summary of RGUs is as follows:

	June 30, 2008	June 30, 2007
Cable Television Division Subscribers
Basic	701,894	696,673
Digital	224,996	220,557
High-speed data	361,269	316,357
Telephony	85,972	23,990

Total	1,374,131	1,257,577

Below are details of Cable division capital expenditures for the first six months of 2008 and 2007, as defined by the NCTA Standard Reporting Categories (in millions):

	2008	2007
Customer Premise Equipment	$20.2	$27.7
Scaleable Infrastructure	6.1	9.2
Line Extensions	8.1	8.7
Upgrade/Rebuild	4.6	5.2
Support Capital	19.0	16.3

Total	$58.0	$67.1

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

In the first half of 2008, other businesses and corporate office included the expenses of the Company’s corporate office and the operating results of CourseAdvisor. In the first half of 2007, other businesses and corporate office included the expenses of the Company’s corporate office.

Revenue for other businesses (CourseAdvisor) totaled $9.1 million and $18.6 million for the second quarter and first six months of 2008, respectively. Operating expenses were $21.1 million for the second quarter of 2008, from $10.3 million for the second quarter of 2007; operating expenses for the first six months of 2008 were $40.1 million, from $19.0 million in the first six months of 2007. The increase in expenses for 2008 is due to expenses at CourseAdvisor and $3.0 million in corporate office early retirement program expense recorded in the second quarter of 2008.

Equity in (Losses) Earnings of Affiliates. The Company’s equity in losses of affiliates for the second quarter of 2008 was $5.7 million, compared to losses of $0.1 million for the second quarter of 2007. For the first six months of 2008, the Company’s equity in losses of affiliates totaled $8.9 million, compared to income of $8.9 million for the same period of 2007. Results for the second quarter of 2008 include $6.8 million in impairment charges at two of the Company’s affiliates. In the first quarter of 2007, $8.9 million of the equity in earnings of affiliates was due to a gain on the sale of land at the Company’s Bowater Mersey Paper Company Limited affiliate. The Company holds a 49% interest in Bowater Mersey Paper Company.

Other Non-Operating Income (Expense). The Company recorded other non-operating income, net, of $2.8 million for the second quarter of 2008, compared to other non-operating income, net, of $4.3 million for the second quarter of 2007. The second quarter 2008 non-operating income, net, includes $2.9 million in foreign currency gains. The second quarter 2007 non-operating income, net, includes $3.8 million in foreign currency gains.

The Company recorded other non-operating income, net, of $6.9 million for the first six months of 2008, compared to other non-operating income, net, of $5.1 million for the same period of the prior year. The 2008 non-operating income, net, includes $7.3 million in foreign currency gains. The 2007 non-operating income, net, includes $4.6 million in foreign currency gains.

A summary of non-operating income (expense) for the twenty-six weeks ended June 29, 2008 and July 1, 2007, is as follows (in millions):

	2008	2007
Foreign currency gains, net	$7.3	$4.6
Gain on cost method and other investments	—	0.5
Other (losses), net	(0.4)	—

Total	$6.9	$5.1

Net Interest Expense. The Company incurred net interest expense of $4.8 million and $9.3 million for the second quarter and first six months of 2008, respectively, compared to $3.5 million and $6.1 million for the same periods of 2007. The increases are due to a decline in interest income, as well as higher average borrowings in the first half of 2008 versus the same period of the prior year. At June 29, 2008, the Company had $499.0 million in borrowings outstanding at an average interest rate of 4.9%.

Provision for Income Taxes. The effective tax rate for the second quarter of 2008 was computed based on a 39.5% effective tax rate for the first six months of 2008. The effective tax rate for the second quarter of 2007 was 45.4%. As previously discussed, results for the second quarter of 2007 included an additional $15.5 million in income tax expense related to Bowater Mersey, the Company’s 49%-owned affiliate based in Canada. Also included in the second quarter of 2007 was a $6.3 million income tax benefit related to a change in certain state income tax laws enacted in the second quarter of 2007. Both of these were non-cash items in 2007, impacting the Company’s long-term net deferred income tax liabilities. Excluding the impact of these items, the effective tax rate for the second quarter of 2007 was 38.0%.

The effective tax rate for the first six months of 2008 was 39.5%, compared to 40.8% for the first six months of 2007. As previously discussed, results for the first six months of 2007 included an additional $12.9 million in income tax expense related to the Company’s Bowater Mersey affiliate and a $6.3 million income tax benefit related to a change in certain state income tax laws enacted in the second quarter of 2007. Excluding the impact of these items, the effective tax rate for the first six months of 2007 was 38.0%.

(Losses) Earnings Per Share. The calculation of diluted (losses) earnings per share for the second quarter and first six months of 2008 was based on 9,480,073 and 9,507,927 weighted average shares outstanding, respectively, compared to 9,536,132 and 9,542,040, respectively, for the second quarter and first six months of 2007. The Company repurchased 108,633 shares of its Class B common stock at a cost of $64.3 million during the first half of 2008.

Financial Condition: Capital Resources and Liquidity

Acquisitions and Dispositions. In the second quarter of 2008, Kaplan acquired two businesses in their professional and test preparation divisions totaling $14.8 million. In the first quarter of 2008, Kaplan acquired two businesses in their professional and test preparation divisions totaling $31.4 million. Also in the first quarter of 2008, the cable division acquired subscribers in the Winona, Mississippi area for $15.6 million. Most of the purchase price for these acquisitions has been allocated to goodwill and other intangibles and property, plant and equipment on a preliminary basis.

In 2007, Kaplan purchased a 40% interest in ACE Education, a provider of education in China that provides preparation courses for entry to U.K. universities, along with degree and professional training programs at campuses throughout China. In the first quarter of 2008, Kaplan exercised an option to increase its investment in ACE Education to a majority interest. This transaction is expected to close in the third quarter. As of June 29, 2008, this investment is included in investment in affiliates as Kaplan does not have control of ACE Education.

In July 2008, the Company announced an agreement with NBC Universal to acquire WTVJ, the NBC-owned and operated television station in Miami, FL. The Company will continue to operate WTVJ as an NBC affiliate. The purchase price is approximately $205 million and the transaction is expected to be completed by the end of 2008. The acquisition is subject to approval by the Federal Communications Commission. The Company also owns and operates WPLG, the ABC affiliate in Miami, FL.

Capital expenditures. During the first six months of 2008, the Company’s capital expenditures totaled $133.8 million. The Company estimates that its capital expenditures will be in the range of $310 million to $335 million in 2008.

Liquidity. The Company’s borrowings have increased by $8.9 million, to $499.0 million at June 29, 2008, as compared to borrowings of $490.1 million at December 30, 2007. At June 29, 2008, the Company has $196.3 million in cash and cash equivalents, compared to $321.5 million at December 30, 2007. The Company had money market investments of $4.5 million and $5.1 million that are classified as “Cash and cash equivalents” in the Company’s Consolidated Balance Sheets as of June 29, 2008 and December 30, 2007, respectively.

At June 29, 2008, the Company had $499.0 million in total debt outstanding, which comprised $95.0 million of commercial paper borrowings, $399.8 million of 5.5 percent unsecured notes due February 15, 2009, and $4.2 million in other debt.

The Company has $399.8 million in unsecured notes that mature on February 15, 2009 and are now classified as short-term borrowings. While the Company has sufficient cash and marketable equity securities as of June 29, 2008 that could be used to pay off this debt at maturity, the Company currently expects that it will refinance some or all of this debt by borrowing money in the capital markets and/or issuing commercial paper under its $500 million commercial paper program.

During the second quarter of 2008 and 2007, the Company had average borrowings outstanding of approximately $457.3 million and $406.1 million, respectively, at average annual interest rates of approximately 5.1 percent and 5.5 percent, respectively. During the second quarter of 2008 and 2007, the Company incurred net interest expense of $4.8 million and $3.5 million, respectively.

During the first six months of 2008 and 2007, the Company had average borrowings outstanding of approximately $475.0 million and $405.5 million, respectively, at average annual interest rates of approximately 5.1 percent and 5.5 percent, respectively. During the first six months of 2008 and 2007, the Company incurred net interest expense of $9.3 million and $6.1 million, respectively.

At June 29, 2008 and December 30, 2007, the Company had a working capital deficit of $484.4 million and $18.5 million, respectively. The increase in working capital deficit is due to the Company’s $399.8 million unsecured notes due February 15, 2009 now classified as current liabilities. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and, to a lesser extent, through commercial paper borrowings. In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2008.

In the second quarter of 2008, the Company executed a building lease agreement with a total commitment of approximately $114 million. The lease will commence in late 2008 and end in 2024. There were no other significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007.

Forward-Looking Statements

This report contains certain forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to various risks and uncertainties that could cause actual results or events to differ materially from those anticipated in such statements. For more information about these forward-looking statements and related risks, please refer to the section titled “Forward-Looking Statements” in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 29, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President—Finance, in a manner that allows timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 29, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended June 29, 2008, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
Mar.31 — May 4,2008	0	—	0	410,994
May 5 — Jun.1,2008	0	—	0	410,994
Jun.2 — Jun.29,2008	106,029	$589.25	106,029	304,965

Total	106,029	$589.25	106,029

*	On September 22, 2003, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 542,800 shares of its Class B Common Stock, and the existence of that authorization was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003. There is no expiration date for that authorization. All purchases made during the quarter ended June 29, 2008 were open market transactions.

Item 4.	Submission of Matters to a Vote of Security Holders.

At the Company’s May 8, 2008 Annual Meeting of Stockholders, the stockholders elected each of the nominees named in the Company’s proxy statement dated March 24, 2008 to its Board of Directors. The voting results are set forth below:

Class A Directors
Nominee	Votes For	Votes Withheld	Broker Non-Votes
Lee C. Bollinger	1,291,693	-0-	-0-
Warren E. Buffett	1,291,693	-0-	-0-
Barry Diller	1,291,693	-0-	-0-
Melinda F. Gates	1,291,693	-0-	-0-
Thomas S. Gayner	1,291,693	-0-	-0-
Donald E. Graham	1,291,693	-0-	-0-
Anne M. Mulcahy	1,291,693	-0-	-0-

Class B Directors
Nominee	Votes For	Votes Withheld	Broker Non-Votes
Christopher C. Davis	7,129,747	300,732	-0-
John L. Dotson Jr.	7,317,467	113,012	-0-
Ronald L. Olson	5,251,571	2,178,908	-0-

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.3	By-Laws of the Company as amended and restated through November 8, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 14, 2007).

4.1	Form of the Company’s 5.50% Notes due February 15, 2009, issued under the Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.2	Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.3	First Supplemental Indenture dated as of September 22, 2003, among WP Company LLC, the Company and Bank One, NA, as successor to The First National Bank of Chicago, as trustee, to the Indenture dated as of February 17, 1999, between The Washington Post Company and The First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.4	Five Year Credit Agreement dated as of August 8, 2006, among the Company, Citibank, N.A., JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, SunTrust Bank, The Bank of New York, PNC Bank, National Association, Bank of America, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006).

10.1	The Washington Post Company Supplemental Executive Retirement Plan as amended on June 26, 2008.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY
(Registrant)

Date: August 5, 2008	/s/ Donald E. Graham
Donald E. Graham,
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2008	/s/ John B. Morse, Jr.
John B. Morse, Jr.,
Senior Vice President-Finance
(Principal Financial Officer)