Form 10-Q
period 2008-09-28
WASHINGTON POST CO
filed 2008-11-05
CIK 104889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 28, 2008

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Shares outstanding at October 31, 2008:

Class A Common Stock	1,291,693 Shares
Class B Common Stock	8,073,989 Shares

THE WASHINGTON POST COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Washington Post Company

Condensed Consolidated Statements of Income

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands, except per share amounts)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Operating revenues
Education	$602,739	$514,595	$1,722,459	$1,493,863
Advertising	261,475	282,251	797,900	893,352
Circulation and subscriber	226,186	203,307	669,008	602,423
Other	38,258	22,351	108,648	65,247

	1,128,658	1,022,504	3,298,015	3,054,885

Operating costs and expenses
Operating	516,115	467,926	1,515,253	1,382,641
Selling, general and administrative	434,150	384,603	1,399,853	1,170,459
Depreciation of property, plant and equipment	73,524	55,722	195,463	163,231
Amortization of intangible assets and goodwill impairment charge	64,602	3,787	75,494	10,833

	1,088,391	912,038	3,186,063	2,727,164

Income from operations	40,267	110,466	111,952	327,721
Other income (expense)
Equity in (losses) earnings of affiliates	(609)	(622)	(9,505)	8,326
Interest income	1,173	3,011	4,555	8,992
Interest expense	(6,882)	(6,014)	(19,514)	(18,098)
Other (expense) income, net	(21,120)	10,121	(14,193)	15,267

Income before income taxes	12,829	116,962	73,295	342,208
Provision for income taxes	2,500	44,500	26,400	136,500

Net income	10,329	72,462	46,895	205,708
Redeemable preferred stock dividends	(236)	(237)	(946)	(952)

Net income available for common shares	$10,093	$72,225	$45,949	$204,756

Basic earnings per common share	$1.08	$7.62	$4.87	$21.56

Diluted earnings per common share	$1.08	$7.60	$4.86	$21.48

Dividends declared per common share	$2.15	$2.05	$8.60	$8.20

Basic average number of common shares outstanding	9,334	9,473	9,433	9,496

Diluted average number of common shares outstanding	9,358	9,509	9,458	9,531

The Washington Post Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net income	$10,329	$72,462	$46,895	$205,708

Other comprehensive income
Foreign currency translation adjustment	(25,492)	12,014	(11,549)	23,473
Change in unrealized gain on available-for-sale securities	80,620	28,508	29,921	40,915
Pension and other postretirement plan adjustments	(926)	(1,125)	(4,696)	(3,400)

	54,202	39,397	13,676	60,988
Income tax expense related to other comprehensive income	(30,982)	(12,264)	(8,468)	(20,979)

	23,220	27,133	5,208	40,009

Comprehensive income	$33,549	$99,595	$52,103	$245,717

The Washington Post Company

Condensed Consolidated Balance Sheets

(In thousands)	September 28, 2008	December 30, 2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$247,932	$321,466
Investments in marketable equity securities and other investments	168,404	51,678
Accounts receivable, net	480,934	480,743
Deferred income taxes	47,900	46,399
Income taxes receivable	13,211	—
Inventories	36,928	23,194
Other current assets	67,161	71,490

	1,062,470	994,970

Property, plant and equipment
Buildings	347,270	346,116
Machinery, equipment and fixtures	2,310,238	2,185,920
Leasehold improvements	257,610	239,641

	2,915,118	2,771,677
Less accumulated depreciation	(1,774,687)	(1,596,698)

	1,140,431	1,174,979
Land	49,484	49,187
Construction in progress	105,885	56,571

	1,295,800	1,280,737
Investments in marketable equity securities	399,154	417,781
Investments in affiliates	99,398	102,399
Goodwill, net	1,468,234	1,498,237
Indefinite-lived intangible assets, net	526,840	520,905
Amortized intangible assets, net	63,679	70,437
Prepaid pension cost	947,900	1,034,789
Deferred charges and other assets	80,469	84,254

	$5,943,944	$6,004,509

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$540,862	$564,744
Income taxes	—	4,580
Deferred revenue	413,073	354,564
Dividends declared	20,380	—
Short-term borrowings	509,099	89,585

	1,483,414	1,013,473
Postretirement benefits other than pensions	83,665	81,041
Accrued compensation and related benefits	243,755	242,583
Other liabilities	87,484	84,214
Deferred income taxes	686,993	709,694
Long-term debt	7	400,519

	2,585,318	2,531,524
Redeemable preferred stock	11,826	11,826

Preferred stock	—	—

Common shareholders’ equity
Common stock	20,000	20,000
Capital in excess of par value	229,692	217,780
Retained earnings	4,294,453	4,329,726
Accumulated other comprehensive income
Cumulative foreign currency translation adjustment	32,918	42,845
Unrealized gain on available-for-sale securities	171,492	153,539
Unrealized gain on pension and other postretirement plans	295,334	298,152
Cost of Class B common stock held in treasury	(1,697,089)	(1,600,883)

	3,346,800	3,461,159

	$5,943,944	$6,004,509

The Washington Post Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Thirty-Nine Weeks Ended
(In thousands)	September 28, 2008	September 30, 2007
Cash flows from operating activities:
Net income	$46,895	$205,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	195,463	163,231
Amortization of intangible assets	15,804	10,833
Goodwill impairment charge	59,690	—
Net pension benefit	(19,624)	(16,691)
Early retirement program expense	112,001	—
Net loss (gain) from sale of property, plant and equipment	1,037	(8,398)
Foreign exchange loss (gain)	13,364	(13,777)
Equity in losses (earnings) of affiliates, net of distributions	9,694	(7,736)
(Benefit) provision for deferred income taxes	(30,292)	30,232
Change in assets and liabilities:
Decrease (increase) in accounts receivable, net	1,162	(8,088)
(Increase) decrease in inventories	(13,734)	124
(Decrease) increase in accounts payable and accrued liabilities	(22,529)	37,663
Increase in deferred revenue	52,814	75,314
Increase in income taxes receivable	(18,221)	(16,964)
Decrease in other assets and other liabilities, net	5,563	7,631
Other	2,650	(1,721)

Net cash provided by operating activities	411,737	457,361

Cash flows from investing activities:
Purchases of property, plant and equipment	(202,959)	(213,694)
Investments in certain businesses, net of cash acquired	(65,599)	(175,922)
Investments in marketable equity securities	(68,563)	—
Investments in affiliates	(10,987)	(14,881)
Proceeds from the sale of property, plant and equipment	1,129	16,055
Other	(186)	651

Net cash used in investing activities	(347,165)	(387,791)

Cash flows from financing activities:
Common shares repurchased	(98,960)	(42,035)
Dividends paid	(61,788)	(59,298)
Issuance of commercial paper, net	20,197	—
Principal payments on debt	(1,363)	(3,038)
Cash overdraft	(6,153)	6,029
Proceeds from exercise of stock options	9,230	5,588
Other	3,544	912

Net cash used in financing activities	(135,293)	(91,842)

Effect of currency exchange rate change	(2,813)	4,674

Net decrease in cash and cash equivalents	(73,534)	(17,598)

Beginning cash and cash equivalents	321,466	348,148

Ending cash and cash equivalents	$247,932	$330,550

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

Financial Periods

The Company generally reports on a thirteen week fiscal quarter ending on the Sunday nearest the calendar quarter-end. The fiscal quarters for 2008 and 2007 ended on September 28, 2008, June 29, 2008, March 30, 2008, September 30, 2007, July 1, 2007, and April 1, 2007, respectively. With the exception of the newspaper publishing operations and the corporate office, subsidiaries of the Company report on a calendar-quarter basis.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the thirteen and thirty-nine weeks ended September 28, 2008 and September 30, 2007 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R requires the acquisition method of accounting to be applied to all business combinations, which significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the Company’s 2009 fiscal year, except as it relates to certain income tax accounting matters. The Company expects SFAS 141R to have an impact on its accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

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

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 addresses how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not yet been issued. The implementation of this standard did not have any impact on our consolidated financial statements.

Note 2: Investments

Investments in marketable equity securities at September 28, 2008 and December 30, 2007 consist of the following (in thousands):

	September 28, 2008	December 30, 2007
Total cost	$279,329	$213,561
Gross unrealized gains	285,819	255,898

Total fair value	$565,148	$469,459

In the first quarter of 2008, the Company purchased $65.8 million in the common stock of Corinthian Colleges, Inc, a publicly traded education company.

As of September 28, 2008 and December 30, 2007, the Company had money market investments of $9.0 million and $5.1 million, respectively, that are classified as “cash and cash equivalents” on the Company’s consolidated balance sheet.

In the second quarter of 2008, the Company recorded $6.8 million in impairment charges at two of the Company’s affiliates. In the first nine months of 2007, $8.9 million of the equity in earnings of affiliates is due to a gain on the sale of land at the Company’s Bowater Mersey Paper Company Limited affiliate.

Note 3: Acquisitions and Dispositions

In the third quarter of 2008, Kaplan acquired a business in their professional division. Also in the third quarter of 2008, additional purchase consideration was recorded in connection with the achievement of certain operating results by a company acquired in 2007. The combined acquisition value of these activities was $10.8 million. In the second quarter of 2008, Kaplan acquired two businesses in their professional and test preparation divisions totaling $14.8 million. In the first quarter of 2008, Kaplan acquired two businesses in their professional and test preparation divisions totaling $31.4 million. Also in the first quarter of 2008, the cable division acquired subscribers in the Winona, Mississippi area for $15.6 million. Most of the purchase price for these acquisitions has been allocated to goodwill and other intangibles and property, plant and equipment on a preliminary basis.

In 2007, Kaplan purchased a 40% interest in ACE Education, a provider of education in China that provides preparation courses for entry to U.K. universities, along with degree and professional training programs at campuses throughout China. In the first quarter of 2008, Kaplan exercised an option to increase its investment in ACE Education to a majority interest. This transaction is expected to close in the fourth quarter of 2008. As of September 28, 2008, this investment is included in investment in affiliates as Kaplan did not have control of ACE Education.

In July 2008, the Company announced an agreement with NBC Universal to acquire WTVJ, the NBC-owned and operated television station in Miami, FL. The Company will continue to operate WTVJ as an NBC affiliate. The purchase price is approximately $205 million and the transaction is expected to be completed in the fourth quarter of 2008. The acquisition is subject to approval by the Federal Communications Commission. The Company also owns and operates WPLG, the ABC affiliate in Miami, FL.

In the third quarter of 2007, Kaplan acquired two businesses in their professional division and one business in their higher education division, totaling $43.3 million. These acquisitions included the education division of the Financial Services Institute of Australasia. In the second quarter of 2007, the Company completed four business acquisitions, primarily in the education division, totaling $29.1 million. These included Kaplan higher education division’s acquisitions of Sagemont Virtual, a leader in the growing field of online high school instruction that has been doing business as the University of Miami Online High School, and Virtual Sage, a developer of online high school courses. In the first quarter of 2007, Kaplan acquired two businesses in their professional division totaling $115.8 million. These acquisitions included EduNeering Holdings, Inc., a Princeton, N.J. based provider of knowledge management solutions for organizations in the pharmaceutical, medical device, healthcare, energy and manufacturing sectors. Also in the first quarter of 2007, the cable division acquired subscribers in the Boise, Idaho area for $4.3 million.

In July 2007, the television broadcasting division entered into a transaction to sell and lease back its current Miami television station facility; a $9.5 million gain was recorded as a reduction to expense in the third quarter. An additional $1.9 million deferred gain is being amortized over the leaseback period. The television broadcasting division purchased land and is building a new Miami television station facility which is expected to be completed in 2009.

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

In the third quarter of 2008, as a result of a challenging advertising environment, the Company completed a review of the carrying value of goodwill at the Company’s community newspapers and The Herald, which are part of the newspaper publishing division. As a result of this review, the Company recorded an impairment charge of $59.7 million to write off the goodwill for the Company’s community newspapers and The Herald utilizing a discounted cash flow model (after-tax impact of $41.9 million).

The Company’s goodwill and other intangible assets as of September 28, 2008 and December 30, 2007 were as follows (in thousands):

	Gross	Accumulated Amortization	Net
2008
Goodwill	$1,766,636	$298,402	$1,468,234
Indefinite-lived intangible assets	690,646	163,806	526,840
Amortized intangible assets	123,709	60,030	63,679

	$2,580,991	$522,238	$2,058,753

2007
Goodwill	$1,796,639	$298,402	$1,498,237
Indefinite-lived intangible assets	684,711	163,806	520,905
Amortized intangible assets	114,663	44,226	70,437

	$2,596,013	$506,434	$2,089,579

Activity related to the Company’s goodwill and other intangible assets during the nine months ended September 28, 2008 was as follows (in thousands):

	Goodwill, Net
	Beginning of Year	Acquisitions	Impairment Charge	Foreign Currency Exchange Rate Changes and Other	Balance as of September 28, 2008
Education	$1,020,177	$42,018	—	$(17,929)	$1,044,266
Newspaper Publishing	81,169	—	$(59,690)	13	21,492
Television Broadcasting	203,165	—	—	—	203,165
Magazine Publishing	25,015	—	—	—	25,015
Cable Television	85,666	293	—	—	85,959
Other Businesses and Corporate Office	83,045	5,292	—	—	88,337

	$1,498,237	$47,603	$(59,690)	$(17,916)	$1,468,234

	Indefinite-Lived Intangible Assets, Net
	Beginning of Year	Acquisitions	Balance as of September 28, 2008
Education	$9,262	—	$9,262
Newspaper Publishing	—	—	—
Television Broadcasting	—	—	—
Magazine Publishing	—	—	—
Cable Television	511,643	$5,935	517,578
Other Businesses and Corporate Office	—	—	—

	$520,905	$5,935	$526,840

	Amortized Intangible Assets, Net
	Beginning of Year	Acquisitions and Additions	Amortization	Foreign Currency Exchange Rate Changes and Other	Balance as of September 28, 2008
Education	$36,822	$9,593	$(10,503)	$(674)	$35,238
Newspaper Publishing	4,240	—	(474)	1	3,767
Television Broadcasting	—	—	—	—	—
Magazine Publishing	—	—	—	—	—
Cable Television	1,081	366	(236)	—	1,211
Other Businesses and Corporate Office	28,294	(240)	(4,591)	—	23,463

	$70,437	$9,719	$(15,804)	$(673)	$63,679

Activity related to the Company’s goodwill and other intangible assets during the nine months ended September 30, 2007 was as follows (in thousands):

	Goodwill, Net
	Beginning of Year	Acquisitions	Foreign Currency Exchange Rate Changes	Balance as of September 30, 2007
Education	$845,754	$153,002	$20,686	$1,019,442
Newspaper Publishing	80,651	462	—	81,113
Television Broadcasting	203,165	—	—	203,165
Magazine Publishing	25,015	—	—	25,015
Cable Television	85,666	—	—	85,666
Other Businesses and Corporate Office	—	—	—	—

	$1,240,251	$153,464	$20,686	$1,414,401

	Indefinite-Lived Intangible Assets, Net
	Beginning of Year	Acquisitions	Balance as of September 30, 2007
Education	$9,262	—	$9,262
Newspaper Publishing	—	—	—
Television Broadcasting	—	—	—
Magazine Publishing	—	—	—
Cable Television	508,480	$3,229	511,709
Other Businesses and Corporate Office	—	—	—

	$517,742	$3,229	$520,971

	Amortized Intangible Assets, Net
	Beginning of Year	Acquisitions and Additions	Amortization	Foreign Currency Exchange Rate Changes and Other	Balance as of September 30, 2007
Education	$25,270	$20,860	$(9,781)	$432	$36,781
Newspaper Publishing	5,508	—	(876)	—	4,632
Television Broadcasting	—	—	—	—	—
Magazine Publishing	—	—	—	—	—
Cable Television	1,021	—	(176)	—	845
Other Businesses and Corporate Office	—	—	—	—	—

	$31,799	$20,860	$(10,833)	$432	$42,258

Note 5: Borrowings

Debt consists of the following (in millions):

	September 28, 2008	December 30, 2007
Commercial paper borrowings	$105.0	$84.8
5.5 percent unsecured notes due February 15, 2009	399.9	399.7
Other indebtedness	4.2	5.6

Total	509.1	490.1
Less current portion	(509.1)	(89.6)

Total long-term debt	$—	$400.5

The Company’s commercial paper borrowings at September 28, 2008 and December 30, 2007 were at average interest rates of 1.4 percent and 4.5 percent, respectively.

The Company’s $399.9 million unsecured notes that are due February 15, 2009 are now classified as current liabilities at September 28, 2008.

The Company’s other indebtedness at September 28, 2008 and December 30, 2007 is at interest rates of 5% to 8% and matures from 2008 to 2009.

During the third quarter of 2008 and 2007, the Company had average borrowings outstanding of approximately $525.3 million and $405.7 million, respectively, at average annual interest rates of approximately 4.7 percent and 5.5 percent, respectively. During the third quarter of 2008 and 2007, the Company incurred net interest expense of $5.7 million and $3.0 million, respectively.

During the first nine months of 2008 and 2007, the Company had average borrowings outstanding of approximately $492.7 million and $405.6 million, respectively, at average annual interest rates of approximately 4.9 percent and 5.5 percent, respectively. During the first nine months of 2008 and 2007, the Company incurred net interest expense of $15.0 million and $9.1 million, respectively.

Note 6: Earnings Per Share

The Company’s earnings per share (basic and diluted) for the third quarter and first nine months of 2008 and 2007, are presented below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net income available for common shares	$10,093	$72,225	$45,949	$204,756

Weighted-average shares outstanding – basic	9,334	9,473	9,433	9,496

Effect of dilutive shares:
Stock options and restricted stock	24	36	25	35

Weighted-average shares outstanding – diluted	9,358	9,509	9,458	9,531

Basic earnings per common share	$1.08	$7.62	$4.87	$21.56

Diluted earnings per common share	$1.08	$7.60	$4.86	$21.48

The third quarter and first nine months of 2008 diluted earnings per share amounts exclude the effects of 30,375 and 28,375 stock options outstanding, respectively, as their inclusion would be antidilutive. The third quarter and first nine months of 2007 diluted earnings per share amounts exclude the effects of 7,500 stock options outstanding, respectively, as their inclusion would be antidilutive.

Note 7: Pension and Postretirement Plans

The total (income) cost arising from the Company’s defined benefit pension plans for the third quarter and nine months ended September 28, 2008 and September 30, 2007, consists of the following components (in thousands):

	Pension Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Service cost	$6,691	$7,446	$20,452	$20,599
Interest cost	15,092	12,501	37,844	34,718
Expected return on assets	(27,938)	(25,964)	(76,611)	(72,346)
Amortization of transition asset	(12)	(14)	(31)	(39)
Amortization of prior service cost	1,245	1,339	3,384	3,724
Recognized actuarial gain	(1,520)	(1,200)	(4,662)	(3,347)

Net periodic benefit	(6,442)	(5,892)	(19,624)	(16,691)
Early retirement program expense	201	—	105,076	—

Total (benefit) cost	$(6,241)	$(5,892)	$85,452	$(16,691)

	SERP
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Service cost	$296	$385	$1,108	$1,154
Interest cost	1,263	769	2,961	2,306
Amortization of prior service cost	87	111	310	334
Recognized actuarial loss	1,046	230	1,389	691

Net periodic cost	2,692	1,495	5,768	4,485
Early retirement program expense	—	—	7,126	—

Total cost	$2,692	$1,495	$12,894	$4,485

The total cost arising from the Company’s postretirement plans for the third quarter and nine months ended September 28, 2008 and September 30, 2007, consists of the following components (in thousands):

	Postretirement Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Service cost	$943	$915	$2,828	$2,743
Interest cost	1,211	1,227	3,634	3,681
Amortization of prior service credit	(1,286)	(1,176)	(3,858)	(3,528)
Recognized actuarial gain	(371)	(410)	(1,114)	(1,230)

Total cost	$497	$556	$1,490	$1,666

Newsweek offered a Voluntary Retirement Incentive Program to certain employees in the first quarter of 2008 and 117 employees accepted the offer. The Company recorded early retirement program expense of $29.2 million for the first nine months of 2008 which will be funded mostly from the assets of the Company’s pension plans.

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

Note 8: Other Non-Operating Income (Expense)

The Company’s non-operating income (expense) is primarily due to unrealized foreign currency gains or losses arising from the translation of British Pound and Australian dollar denominated intercompany loans into US dollars.

The Company recorded other non-operating expense, net, of $21.1 million for the third quarter of 2008, compared to other non-operating income, net, of $10.1 million for the third quarter of 2007. The third quarter 2008 non-operating expense, net, included $20.6 million in unrealized foreign currency losses. The third quarter 2007 non-operating income, net, included $9.2 million in unrealized foreign currency gains.

The Company recorded other non-operating expense, net, of $14.2 million for the first nine months of 2008, compared to other non-operating income, net, of $15.3 million, for the first nine months of 2007. The 2008 non-operating expense, net, included $13.4 million in unrealized foreign currency losses. The 2007 non-operating income, net, included $13.8 million in unrealized foreign currency gains.

The unrealized foreign currency losses in 2008 were the result of a strengthening of the US dollar against the British Pound and the Australian dollar; the unrealized foreign currency gains in 2007 were the result of a weakening of the US dollar against the British Pound and the Australian dollar.

A summary of non-operating income (expense) for the thirteen and thirty-nine weeks ended September 28, 2008 and September 30, 2007, is as follows (in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Foreign currency (losses) gains, net	$(20.6)	$9.2	$(13.4)	$13.8
Other (expense) income, net	(0.5)	0.9	(0.8)	1.5

Total	$(21.1)	$10.1	$(14.2)	$15.3

Note 9: Income Taxes

The effective tax rate for the third quarter and first nine months of 2008 was 19.5% and 36.0%, respectively. The low effective tax rate for both of these periods is due to a reduction in state income taxes and a favorable $4.6 million provision to return adjustment from 2007, offset by $5.9 million from nondeductible goodwill in connection with the impairment charge recorded in the third quarter of 2008. The Company concluded that the $4.6 million provision to return adjustment from 2007 is not material to the Company’s financial positions or results of operations for 2008 and 2007, based on its consideration of quantitative and qualitative factors.

The effective tax rate for the third quarter and first nine months of 2007 was 38.0% and 39.9%, respectively. Results for the first nine months of 2007 included an additional $12.9 million in income tax expense related to Bowater Mersey, the Company’s 49% owned affiliate based in Canada. The Company previously recorded deferred income taxes on the equity in earnings (losses) of Bowater Mersey based on the 5% dividend withholding rate provided in the tax treaty between the U.S. and Canada. In the second quarter of 2007, the Company obtained additional information related to Bowater Mersey’s Canadian tax position and determined that deferred income taxes on the equity in earnings (losses) of this investment should be recorded at a 35% tax rate. The Company concluded that this charge is not material to the Company’s financial positions or results of operations for 2007 and prior years, based on its consideration of quantitative and qualitative factors. Also included in 2007 is a $6.3 million income tax benefit related to a change in certain state income tax laws enacted in the second quarter of 2007. Both of these items were non-cash items in 2007, impacting the Company’s long-term net deferred income tax liabilities. Excluding the impact of the items mentioned above, the effective tax rate for the first nine months of 2007 was 38.0%.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 28, 2008 were as follows (in thousands):

		Fair Value Measurements as of September 28, 2008
	Fair Value at September 28, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Marketable equity securities(1)
Current	$165,994	$165,994	—
Non-current	399,154	399,154	—
Other current investments(2)	2,410	—	$2,410

Total financial assets	$567,558	$565,148	$2,410

Liabilities:
Deferred compensation plan liabilities(3)	$76,056	$—	$76,056

Total financial liabilities	$76,056	$—	$76,056

(1)	The Company’s investments in marketable equity securities are classified as available-for-sale.
(2)	Other investments represent time deposits with original maturities greater than 90 days but less than one year.
(3)	Includes The Washington Post Company Deferred Compensation Plan and supplemental savings plan benefits under The Washington Post Company Supplemental Executive Retirement Plan.

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

Note 11: Business Segments

The following table summarizes financial information related to each of the Company’s business segments. The 2008 and 2007 asset information is as of September 28, 2008 and December 30, 2007, respectively.

Third Quarter Period

(in thousands)

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Other Businesses and Corporate Office	Intersegment Elimination	Consolidated
2008
Operating revenues	$602,739	$196,217	$78,003	$59,969	$181,840	$11,534	$(1,644)	$1,128,658
Income (loss) from operations	$51,126	$(82,749)	$30,108	$9,044	$41,625	$(8,887)	$—	$40,267
Equity in losses of affiliates								(609)
Interest expense, net								(5,709)
Other, net								(21,120)

Income before income taxes								$12,829

Depreciation expense	$16,390	$23,596	$2,361	$504	$30,524	$149	$—	$73,524
Amortization expense and goodwill impairment charge	$3,151	$59,840	$—	$—	$81	$1,530	$—	$64,602
Net pension (expense) credit	$(1,287)	$(3,159)	$241	$10,860	$(398)	$(16)	$—	$6,241
Identifiable assets	$1,912,814	$675,473	$475,069	$834,829	$1,217,452	$163,761	$—	$5,279,398
Investments in marketable equity securities								565,148
Investments in affiliates								99,398

Total assets								$5,943,944

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Other Businesses and Corporate Office	Intersegment Elimination	Consolidated
2007
Operating revenues	$514,595	$210,181	$77,758	$62,477	$157,752	$—	$(259)	$1,022,504
Income (loss) from operations	$37,555	$8,781	$35,997	$7,007	$29,771	$(8,645)	$—	$110,466
Equity in losses of affiliates								(622)
Interest expense, net								(3,003)
Other, net								10,121

Income before income taxes								$116,962

Depreciation expense	$15,861	$9,467	$2,357	$534	$27,138	$365	$—	$55,722
Amortization expense	$3,493	$292	$—	$—	$2	$—	$—	$3,787
Net pension credit (expense)	$(796)	$(2,362)	$151	$9,282	$(383)	$—	$—	$5,892
Identifiable assets	$1,930,525	$832,655	$464,815	$837,527	$1,205,374	$161,755	$—	$5,432,651
Investments in marketable equity securities								469,459
Investments in affiliates								102,399

Total assets								$6,004,509

Nine Month Period

(in thousands)

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Other Businesses and Corporate Office	Intersegment Elimination	Consolidated
2008
Operating revenues	$1,722,459	$599,593	$238,507	$176,043	$535,011	$30,134	$(3,732)	$3,298,015
Income (loss) from operations	$145,278	$(178,295)	$86,364	$(27,002)	$116,015	$(30,408)	$—	$111,952
Equity in losses of affiliates								(9,505)
Interest expense, net								(14,959)
Other, net								(14,193)

Income before income taxes								$73,295

Depreciation expense	$49,171	$45,481	$6,831	$1,553	$92,091	$336	$—	$195,463
Amortization expense and goodwill impairment charge	$10,503	$60,164	$—	$—	$236	$4,591	$—	$75,494
Net pension (expense) credit	$(3,095)	$(84,315)	$809	$4,140	$(1,116)	$(1,875)	$—	$(85,452)

	Education	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Cable Television	Other Businesses and Corporate Office	Intersegment Elimination	Consolidated
2007
Operating revenues	$1,493,863	$657,236	$246,455	$197,138	$461,148	$—	$(955)	$3,054,885
Income (loss) from operations	$109,446	$41,465	$100,611	$13,938	$89,887	$(27,626)	$—	$327,721
Equity in earnings of affiliates								8,326
Interest expense, net								(9,106)
Other, net								15,267

Income before income taxes								$342,208

Depreciation expense	$44,213	$28,277	$7,089	$1,643	$80,914	$1,095	$—	$163,231
Amortization expense	$9,781	$876	$—	$—	$176	$—	$—	$10,833
Net pension credit (expense)	$(2,544)	$(7,562)	$763	$27,056	$(1,022)	$—	$—	$16,691

The Company’s education division comprises the following operating segments:

Third Quarter Period

(in thousands)

	Higher Education	Test Prep	Professional	Corporate Overhead and Other	Intersegment Elimination	Total Education
2008
Operating revenues	$320,965	$168,489	$113,457	$370	$(542)	$602,739
Income (loss) from operations	$36,224	$27,927	$4,384	$(17,141)	$(268)	$51,126
Identifiable assets	$651,714	$418,159	$834,330	$8,611	$—	$1,912,814
Depreciation expense	$8,383	$3,515	$3,473	$1,019	$—	$16,390
Amortization expense				$3,151		$3,151
Kaplan stock-based incentive compensation expense				$2,515		$2,515

	Higher Education	Test Prep	Professional	Corporate Overhead and Other	Intersegment Elimination	Total Education
2007
Operating revenues	$251,611	$155,649	$107,309	$294	$(268)	$514,595
Income (loss) from operations	$27,340	$28,214	$8,364	$(26,403)	$40	$37,555
Identifiable assets	$748,269	$380,158	$785,593	$16,505	$—	$1,930,525
Depreciation expense	$7,753	$3,629	$3,680	$799	$—	$15,861
Amortization expense				$3,493		$3,493
Kaplan stock-based incentive compensation expense				$12,046		$12,046

Nine Month Period

(in thousands)

	Higher Education	Test Prep	Professional	Corporate Overhead and Other	Intersegment Elimination	Total Education
2008
Operating revenues	$914,449	$458,015	$349,757	$1,058	$(820)	$1,722,459
Income (loss) from operations	$121,678	$62,362	$15,271	$(53,846)	$(187)	$145,278
Depreciation expense	$24,941	$10,472	$10,835	$2,923	$—	$49,171
Amortization expense				$10,503		$10,503
Kaplan stock-based incentive compensation expense				$9,798		$9,798

	Higher Education	Test Prep	Professional	Corporate Overhead and Other	Intersegment Elimination	Total Education
2007
Operating revenues	$743,332	$438,447	$312,022	$974	$(912)	$1,493,863
Income (loss) from operations	$89,291	$68,806	$26,918	$(75,376)	$(193)	$109,446
Depreciation expense	$21,402	$10,508	$9,754	$2,549	$—	$44,213
Amortization expense				$9,781		$9,781
Kaplan stock-based incentive compensation expense				$35,265		$35,265

Education products and services are provided through the Company’s subsidiary Kaplan, Inc. Kaplan’s businesses include higher education services, which includes Kaplan’s domestic and international post-secondary education businesses, including fixed facility colleges which offer bachelor’s degrees, associate’s degrees and diploma programs primarily in the fields of healthcare, business and information technology; and online post-secondary and career programs. Kaplan’s businesses also include domestic and international test preparation, which includes Kaplan’s standardized test prep and English-language course offerings, as well as K12 and Score, which offer multi-media learning and private tutoring to children and educational resources to parents. Kaplan’s businesses also include Kaplan professional, which provides education to business people and other professionals domestically and internationally. The education division’s primary segments are higher education, test prep and professional. Kaplan “Corporate Overhead and Other” is also included; “Other” includes Kaplan stock compensation expense and amortization of certain intangibles.

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

Results of Operations

Net income for the third quarter of 2008 was $10.3 million ($1.08 per share), compared to net income of $72.5 million ($7.60 per share) for the third quarter of last year.

Items included in the Company’s results for the third quarter of 2008:

•

A $59.7 million goodwill impairment charge at the Company’s community newspapers and The Herald, which are part of the newspaper publishing division (after-tax impact of $41.9 million, or $4.48 per share);

•	$12.5 million in accelerated depreciation related to the closing of The Washington Post’s College Park, MD, plant (after-tax impact of $7.9 million, or $0.84 per share); and

•	$20.6 million in non-operating unrealized foreign currency losses arising from the strengthening of the U.S. dollar (after-tax impact of $13.0 million, or $1.39 per share).

Items included in the Company’s results for the third quarter of 2007:

•	A $9.5 million gain from the sale of property at the Company’s television station in Miami (after-tax impact of $5.9 million, or $0.62 per share); and

•	$9.2 million in non-operating unrealized foreign currency gains arising from the weakening of the U.S. dollar (after-tax impact of $5.7 million, or $0.60 per share).

Revenue for the third quarter of 2008 was $1,128.7 million, up 10% from $1,022.5 million in the third quarter of 2007. The increase is due to significant revenue growth at the education and cable television divisions, and a small increase at the television broadcasting division. Revenues were down at the Company’s newspaper and magazine publishing divisions.

Operating income declined in the third quarter of 2008 to $40.3 million, from $110.5 million in the third quarter of 2007. 2008 results included a $59.7 million goodwill impairment charge and $12.5 million in accelerated depreciation at The Washington Post; 2007 results included a $9.5 million gain from the sale of property at the Company’s television station in Miami. Offsetting these declines were improved results at the education, cable and magazine publishing divisions.

For the first nine months of 2008, net income totaled $46.9 million ($4.86 per share), compared with $205.7 million ($21.48 per share) for the same period of 2007.

Items included in the Company’s results for the first nine months of 2008:

•	Charges of $112.0 million related to early retirement program expense at The Washington Post newspaper, the corporate office and Newsweek (after-tax impact of $67.8 million, or $7.13 per share);

•

A $59.7 million goodwill impairment charge at the Company’s community newspapers and The Herald, which are part of the newspaper publishing division (after-tax impact of $41.9 million, or $4.48 per share);

•	$13.7 million in accelerated depreciation related to the closing of The Washington Post’s College Park, MD, plant (after-tax impact of $8.6 million, or $0.91 per share);

•	A decline in equity in earnings (losses) of affiliates associated with $6.8 million in impairment charges at two of the Company’s affiliates (after-tax impact of $4.1 million, or $0.43 per share); and

•	$13.4 million in non-operating unrealized foreign currency losses arising from the strengthening of the U.S. dollar (after-tax impact of $8.4 million, or $0.89 per share).

Items included in the Company’s results for the first nine months of 2007:

•	A $9.5 million gain from the sale of property at the Company’s television station in Miami (after-tax impact of $5.9 million, or $0.62 per share);

•	An increase in equity in earnings of affiliates primarily from a $8.9 million gain on the sale of land at the Company’s Bowater Mersey affiliate (after-tax impact of $6.5 million, or $0.68 per share);

•	$13.8 million in non-operating unrealized foreign currency gains arising from the weakening of the U.S. dollar (after-tax impact of $8.6 million, or $0.90 per share); and

•

Additional net income tax expense of $6.6 million ($0.70 per share) as a result of a $12.9 million ($1.36 per share) increase in taxes associated with Bowater Mersey and a tax benefit of $6.3 million ($0.66 per share) associated with changes in certain state income tax laws. Both of these were non-cash items in 2007, impacting the Company’s long-term net deferred income tax liabilities.

Revenue for the first nine months of 2008 was $3,298.0 million, up 8% from $3,054.9 million in the first nine months of 2007, due to increased revenues at the Company’s education and cable divisions, partially offset by revenue declines at the Company’s newspaper publishing, magazine publishing and television broadcasting divisions.

Operating income for the first nine months of 2008 decreased to $112.0 million, from $327.7 million in the first nine months of 2007. 2008 results included early retirement program expenses of $112.0 million, a $59.7 million goodwill impairment charge, $13.7 million in additional depreciation at The Washington Post along with a decline in overall newspaper division revenues; 2007 results included a $9.5 million gain from the sale of property at the Company’s television station in Miami. Offsetting these declines were improved results at the education and cable divisions.

The Company’s operating income for the third quarter and first nine months of 2008 included $6.4 million and $19.6 million of net pension credits, respectively, compared to $5.9 million and $16.7 million of net pension credits, respectively, for the same periods of 2007, excluding charges related to early retirement programs.

Education Division. Education division revenue totaled $602.7 million for the third quarter of 2008, a 17% increase over revenue of $514.6 million for the same period of 2007. Excluding revenue from acquired businesses, education division revenue increased 14% for the third quarter of 2008. Kaplan reported operating income of $51.1 million for the third quarter of 2008, up 36% from $37.6 million in the third quarter of 2007. Operating income in the third quarter of 2008 included stock compensation expense of $2.5 million, compared to stock compensation expense of $12.0 million in the third quarter of 2007.

For the first nine months of 2008, education division revenue totaled $1,722.5 million, a 15% increase over revenue of $1,493.9 million for the same period of

2007. Excluding revenue from acquired businesses, education division revenue increased 11% for the first nine months of 2008. Kaplan reported operating income of $145.3 million for the first nine months of 2008, up 33% from $109.4 million for the first nine months of 2007. Operating income in the first nine months of 2008 included stock compensation expense of $9.8 million, compared to stock compensation expense of $35.3 million in the first nine months of 2007.

A summary of Kaplan’s operating results for the third quarter and the first nine months of 2008 compared to 2007 is as follows:

(In thousands)

	Third Quarter			YTD
	2008	2007	% Change	2008	2007	% Change
Revenue
Higher education	$320,965	$251,611	28	$914,449	$743,332	23
Test prep	168,489	155,649	8	458,015	438,447	4
Professional	113,457	107,309	6	349,757	312,022	12
Kaplan corporate	370	294	26	1,058	974	9
Intersegment elimination	(542)	(268)	—	(820)	(912)	—

	$602,739	$514,595	17	$1,722,459	$1,493,863	15

Operating income (loss)
Higher education	$36,224	$27,340	32	$121,678	$89,291	36
Test prep	27,927	28,214	(1)	62,362	68,806	(9)
Professional	4,384	8,364	(48)	15,271	26,918	(43)
Kaplan corporate overhead	(11,475)	(10,864)	(6)	(33,546)	(30,330)	(11)
Other*	(5,666)	(15,539)	64	(20,300)	(45,046)	55
Intersegment elimination	(268)	40	—	(187)	(193)	—

	$51,126	$37,555	36	$145,278	$109,446	33

*	Other includes charges accrued for stock-based incentive compensation and amortization of certain intangibles.

Higher education includes Kaplan’s domestic and international post-secondary education businesses, including fixed-facility colleges as well as online post-secondary and career programs. Higher education revenue grew by 28% for the third quarter of 2008 and 23% in the first nine months of 2008. Enrollments increased 22% to 99,700 at September 30, 2008, compared to 81,600 at September 30, 2007, due to growth in both online and residential programs. Higher education results in the first nine months of 2008 include additional costs associated with the expansion of Kaplan’s online high school and international programs. Higher education results in the first quarter of 2007 were adversely affected by $2.7 million in lease termination charges.

Funds provided under student financial aid programs created under Title IV of the Federal Higher Education Act account for a large portion of Kaplan Higher Education (KHE) revenues; these funds are provided in the form of federal loans and grants. In addition, some KHE students also obtain non-Title IV private loans from lenders to finance a portion of their education. In response to recent tightening in the credit markets, certain lenders have announced that they will apply more stringent lending standards for non-Title IV private student loans. KHE estimates that approximately 6% of its domestic revenues in 2008 will come from non-Title IV private loans obtained by its students. Prospectively, KHE expects private student loan funding to diminish due to strains in the U.S. credit markets; KHE expects this source to be replaced with funds provided under Title IV sources, student cash payments and, to a lesser extent, a self-funded internal loan program.

Test prep includes Kaplan’s standardized test preparation and English-language course offerings, as well as the K12 and Score businesses. Test prep revenue, excluding Score, grew 14% in the third quarter of 2008 and 10% in the first nine months of 2008, largely due to growth in English-language programs. Score revenues declined 50% and 47%, respectively, for the third quarter and first nine months of 2008, respectively, as a result of the restructuring announced in the fourth quarter of 2007, which included the closing of 75 Score centers. After closings and consolidations, Score operates 79 centers that focus on providing computer-assisted instruction and small-group tutoring. Operating income for test prep declined in the first nine months of 2008 due to higher payroll and marketing costs for the traditional test preparation programs, along with continued weakness at Score.

Professional includes Kaplan’s domestic and overseas training businesses. Professional revenue grew 6% in the third quarter of 2008 and 12% in the first nine months of 2008 largely due to acquisitions made since the comparable periods of 2007. Excluding revenue from acquired businesses, professional revenue was down 3% for the third quarter of 2008 but grew 1% in the first nine months of 2008 due to continued declines in professional’s real estate book publishing and real estate course offerings, offset by revenue growth at Kaplan Professional (Asia-Pacific) and Schweser CFA exam course offerings. Operating income is down largely due to continued weakness in professional’s real estate businesses and to severance and other transition costs related to the restructuring of the Kaplan Professional (U.S.) financial education businesses, which was announced in the fourth quarter of 2007. In connection with this restructuring, product changes are being implemented and certain operations are being decentralized, in addition to employee terminations. The restructuring has largely been completed, and $0.7 million and $3.9 million in severance costs were recorded in the third quarter and first nine months of 2008, respectively.

Corporate represents unallocated expenses of Kaplan, Inc.’s corporate office and other minor activities.

Other includes charges for incentive compensation arising from equity awards under the Kaplan stock option plan, which was established for certain members of Kaplan’s management. Under the plan, the amount of compensation expense varies directly with the estimated fair value of Kaplan’s common stock, which is based on a comparison of operating results and public market values of other education companies. Kaplan recorded stock compensation expense of $2.5 million and $12.0 million in the third quarter of 2008 and 2007, respectively, and $9.8 million and $35.3 million in the first nine months of 2008 and 2007, respectively, related to this plan. In addition, Other includes amortization of certain intangibles, which increased due to recent Kaplan acquisitions.

Newspaper Publishing Division. Newspaper publishing division revenue totaled $196.2 million for the third quarter of 2008, a decrease of 7% from $210.2 million in the third quarter of 2007; division revenue decreased 9% to $599.6 million for the first nine months of 2008, from $657.2 million for the first nine months of 2007.

The Company offered a Voluntary Retirement Incentive Program to some employees of The Washington Post newspaper in March 2008, and 231 employees accepted the offer. Early retirement program expense of $79.8 million was recorded in the second quarter of 2008, which is being funded mostly from the assets of the Company’s pension plans. Also, as previously announced, The Post will close its College Park, MD, printing plant. The Post has recently determined that the plant will close in the second half of 2009 and that none of the four presses will be moved to The Post’s Springfield, VA, plant. The Company reassessed the useful life of the presses and the fair value of the plant building and recorded accelerated depreciation beginning in June 2008; as a result, accelerated depreciation of $12.5 million and $13.7 million, respectively, was recorded in the third quarter and first nine months of 2008, respectively. The Company estimates that additional accelerated depreciation of $9.4 million and $28.4 million, respectively, will be recorded in the fourth quarter of 2008 and in 2009, respectively. Additionally, in the third quarter of 2008, the Company completed an impairment review of its community newspapers and The Herald, which resulted in a $59.7 million goodwill impairment loss.

The newspaper division reported an operating loss of $82.7 million in the third quarter of 2008, compared to operating income of $8.8 million in the third quarter of 2007. For the first nine months of 2008, the newspaper division reported an operating loss of $178.3 million, compared to operating income of $41.5 million for the first nine months of 2007. The decline in operating results is due primarily to the $59.7 million goodwill impairment charge in the third quarter of 2008, the $79.8 million in early retirement program expense recorded in the second quarter of 2008 and accelerated depreciation of $13.7 million recorded in the first nine months of 2008. Excluding these charges, the newspaper division reported an operating loss for the third quarter and first nine months of 2008 due primarily to the continued decline in division revenues; expenses were modestly higher, with newsprint expense up 7% for the third quarter of 2008, but down 5% for the first nine months of 2008.

Print advertising revenue at The Post in the third quarter of 2008 declined 14% to $97.2 million, from $113.1 million in the third quarter of 2007, and decreased 16% to $308.6 million for the first nine months of 2008, from $366.6 million in the same period of 2007. The decreases are primarily the result of a large decline in classified advertising revenue, along with reductions in retail and supplements.

For the first nine months of 2008, Post daily and Sunday circulation declined 2.4% and 3.6%, respectively, compared to the same periods of the prior year. For the nine months ended September 28, 2008, average daily circulation at The Post totaled 623,100 and average Sunday circulation totaled 872,700.

Revenue generated by the Company’s online publishing activities, primarily washingtonpost.com, increased 13% to $30.8 million for the third quarter of 2008, from $27.2 million for the third quarter of 2007; online revenues increased 8% to $87.2 million in the first nine months of 2008, from $80.5 million for the first nine months of 2007. Display online advertising revenue grew 32% and 20% for the third quarter and first nine months of 2008, respectively. Online classified advertising revenue on washingtonpost.com declined 8% in the third quarter of 2008, and was down 2% for the first nine months of 2008. A small portion of the Company’s online publishing revenues is included in the magazine publishing division.

Television Broadcasting Division. Revenue for the television broadcasting division increased slightly in the third quarter of 2008 to $78.0 million, from $77.8 million in 2007; for the first nine months of 2008, revenue decreased 3% to $238.5 million, from $246.5 million in 2007. The increase in third quarter revenue was due to a $4.9 million increase in political advertising and $6.3 million in incremental summer Olympics-related advertising at the Company’s NBC affiliates, offset by weak advertising demand in most markets and product categories. The revenue decline for the first nine months of 2008 is the result of weak advertising demand in most markets and product categories, offset by an $8.3 million increase in political advertising and $6.3 million in incremental summer Olympics-related advertising at the Company’s NBC affiliates.

In the third quarter of 2008, the television broadcasting division recorded $4.9 million in non-cash property, plant and equipment gains as a reduction to expense due to new digital equipment received at no cost from Sprint/Nextel in connection with an FCC mandate reallocating a portion of the broadcast spectrum in order to eliminate interference with public safety wireless communication systems. In July 2007, the Company entered into a transaction to sell and lease back its current Miami television station facility; a $9.5 million gain was recorded as a reduction to expense in the third quarter of 2007.

Operating income for the third quarter of 2008 declined 16% to $30.1 million, from $36.0 million in 2007; operating income for the first nine months of 2008 declined 14% to $86.4 million, from $100.6 million in 2007. The declines in operating income are due to a $9.5 million gain on the sale of property at the Miami television station in the third quarter of 2007 and overall weak advertising demand for both the third quarter and nine months of 2008, offset by the $4.9 million in non-cash gains in the third quarter of 2008.

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

Magazine Publishing Division. Revenue for the magazine publishing division totaled $60.0 million for the third quarter of 2008, a 4% decrease from $62.5 million for the third quarter of 2007; division revenue totaled $176.0 million for the first nine months of 2008, an 11% decrease from $197.1 million for the first nine months of 2007. The revenue decline for the third quarter of 2008 is primarily due to a decline in subscription revenue at the domestic edition as a result of the previously announced circulation rate base reduction, from 3.1 million to 2.6 million. The revenue decline for the first nine months of 2008 is largely due to a 13% reduction in advertising revenue at Newsweek as a result of fewer ad pages at the domestic edition and lower rates due to the rate base reduction. Subscription revenue at the domestic edition also declined due to the rate base reduction.

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

Operating income totaled $9.0 million in the third quarter of 2008, compared to operating income of $7.0 million in the third quarter of 2007, with the increase due to a reduction in subscription, manufacturing and distribution expenses at the domestic edition of Newsweek, partially offset by revenue declines. The division had an operating loss of $27.0 million for the first nine months of 2008, compared to operating income of $13.9 million for the first nine months of 2007, with the decline due primarily to $29.2 million in early retirement program expense and the revenue reductions discussed above, offset by a decline in subscription, manufacturing and distribution expenses at the domestic edition of Newsweek.

Cable Television Division. Cable division revenue of $181.8 million for the third quarter of 2008 represents a 15% increase from $157.8 million in the third quarter of 2007; for the first nine months of 2008, revenue increased 16% to $535.0 million, from $461.1 million in the same period of 2007. The 2008 revenue increase is due to continued growth in the division’s cable modem, telephone and digital revenues, as well as a rate increase in September 2007 for most high-speed data subscribers; a January 2008 basic video cable service rate increase at nearly all of its systems; and a rate increase in August 2008 for telephone subscribers. The last rate increase for most high-speed data subscribers was in March 2003, and the last rate increase for basic cable subscribers was in February 2006. In January 2008, the cable division purchased approximately 6,600 subscribers in Winona, MS, which also had a favorable impact on revenue growth for 2008.

Cable division operating income increased 40% to $41.6 million in the third quarter of 2008, versus $29.8 million in the third quarter of 2007; cable division operating income for the first nine months of 2008 increased 29% to $116.0 million, from $89.9 million for the first nine months of 2007. The increase in operating income is due to the division’s revenue growth, offset by higher depreciation and programming expenses and increases in Internet and telephony costs.

At September 30, 2008, Revenue Generating Units (RGUs) grew 7% due to continued growth in high-speed data and telephony subscribers and increases in the basic video and digital video subscriber categories. The cable division began offering telephone service on a very limited basis in the second quarter of 2006; as of September 30, 2008, telephone service is being offered in all or part of systems representing 94% of homes passed. RGUs include about 7,000 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by the various franchise agreements.

A summary of RGUs is as follows:

Cable Television Division Subscribers	September 30, 2008	September 30, 2007
Basic	701,711	699,268
Digital	224,231	221,033
High-speed data	368,614	329,815
Telephony	90,994	40,225

Total	1,385,550	1,290,341

Below are details of Cable division capital expenditures for the first nine months of 2008 and 2007, as defined by the NCTA Standard Reporting Categories (in millions):

	2008	2007
Customer Premise Equipment	$27.6	$40.3
Scaleable Infrastructure	11.7	14.1
Line Extensions	12.4	14.8
Upgrade/Rebuild	9.0	9.4
Support Capital	23.2	23.9

Total	$83.9	$102.5

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

In the first nine months of 2008, other businesses and corporate office included the expenses of the Company’s corporate office and the operating results of CourseAdvisor. In the first nine months of 2007, other businesses and corporate office included the expenses of the Company’s corporate office.

Revenue for other businesses (CourseAdvisor) totaled $11.5 million and $30.1 million for the third quarter and first nine months of 2008, respectively. Operating expenses were $20.4 million for the third quarter of 2008, up from $8.6 million for the third quarter of 2007; operating expenses for the first nine months of 2008 were $60.5 million, up from $27.6 million in the first nine months of 2007. The increase in expenses for 2008 is due to expenses at CourseAdvisor and $3.0 million in corporate office early retirement program expense recorded in the second quarter of 2008.

Equity in (Losses) Earnings of Affiliates. The Company’s equity in losses of affiliates for both the third quarter of 2008 and the third quarter of 2007 was $0.6 million. For the first nine months of 2008, the Company’s equity in losses of affiliates totaled $9.5 million, compared to income of $8.3 million for the same period of 2007. Results for the first nine months of 2008 included $6.8 million in impairment charges at two of the Company’s affiliates. In the first quarter of 2007, $8.9 million of the equity in earnings of affiliates was due to a gain on the sale of land at the Company’s Bowater Mersey Paper Company Limited affiliate. The Company holds a 49% interest in Bowater Mersey Paper Company.

Other Non-Operating Income (Expense). The Company’s non-operating income (expense) is primarily due to unrealized foreign currency gains or losses arising from the translation of British pound and Australian dollar denominated intercompany loans into U.S. dollars.

The Company recorded other non-operating expense, net, of $21.1 million for the third quarter of 2008, compared to other non-operating income, net, of $10.1 million for the third quarter of 2007. The third quarter 2008 non-operating income, net, included $20.6 million in unrealized foreign currency losses. The third quarter 2007 non-operating income, net, included $9.2 million in unrealized foreign currency gains.

The Company recorded other non-operating expense, net, of $14.2 million for the first nine months of 2008, compared to other non-operating income, net, of $15.3 million for the same period of the prior year. The 2008 non-operating expense, net, included $13.4 million in unrealized foreign currency losses. The 2007 non-operating income, net, included $13.8 million in unrealized foreign currency gains.

The unrealized foreign currency losses in 2008 were the result of a strengthening of the U.S. dollar against the British pound and the Australian dollar; the unrealized foreign currency gains in 2007 were the result of a weakening of the U.S. dollar against the British pound and the Australian dollar.

A summary of non-operating income (expense) for the thirty-nine weeks ended September 28, 2008 and September 30, 2007, is as follows (in millions):

	2008	2007
Foreign currency (losses) gains, net	$(13.4)	$13.8
Gain on cost method and other investments		0.5
Other gains (losses), net	(0.8)	1.0

Total	$(14.2)	$15.3

Net Interest Expense. The Company incurred net interest expense of $5.7 million and $15.0 million for the third quarter and first nine months of 2008, respectively, compared to $3.0 million and $9.1 million for the same periods of 2007. The increases are due to a decline in interest income, as well as higher average borrowings in the first nine months of 2008 versus the same period of the prior year. At September 28, 2008, the Company had $509.1 million in borrowings outstanding at an average interest rate of 4.7%.

Provision for Income Taxes. The effective tax rate for the third quarter and first nine months of 2008 was 19.5% and 36.0%, respectively. The low effective tax rate for both of these periods is due to a reduction in state income taxes and a favorable $4.6 million provision to return adjustment from 2007, offset by $5.9 million from nondeductible goodwill in connection with the impairment charge recorded in the third quarter of 2008.

The effective tax rate for the third quarter and first nine months of 2007 was 38.0% and 39.9%, respectively. As previously discussed, results for the first nine months of 2007 included an additional $12.9 million in income tax expense related to the Company’s Bowater Mersey affiliate and a $6.3 million income tax benefit related to a change in certain state income tax laws enacted in the second quarter of 2007. Both of these were non-cash items in 2007, impacting the Company’s long-term net deferred income tax liabilities. Excluding the impact of these items, the effective tax rate for the first nine months of 2007 was 38.0%.

Earnings Per Share. The calculation of diluted earnings per share for the third quarter and first nine months of 2008 was based on 9,358,096 and 9,458,193 weighted average shares outstanding, respectively, compared to 9,508,752 and 9,531,195, respectively, for the third quarter and first nine months of 2007. The Company repurchased 167,642 shares of its Class B common stock at a cost of $99.0 million during the first nine months of 2008.

Financial Condition: Capital Resources and Liquidity

Acquisitions and Dispositions. In the third quarter of 2008, Kaplan acquired a business in their professional division. Also in the third quarter of 2008, additional purchase consideration was recorded in connection with the achievement of certain operating results by a company acquired in 2007. The combined acquisition value of these activities was $10.8 million. In the second quarter of 2008, Kaplan acquired two businesses in their professional and test preparation divisions totaling $14.8 million. In the first quarter of 2008, Kaplan acquired two businesses in their professional and test preparation divisions totaling $31.4 million. Also in the first quarter of 2008, the cable division acquired subscribers in the Winona, Mississippi area for $15.6 million. Most of the purchase price for these acquisitions has been allocated to goodwill and other intangibles and property, plant and equipment on a preliminary basis.

In 2007, Kaplan purchased a 40% interest in ACE Education, a provider of education in China that provides preparation courses for entry to U.K. universities, along with degree and professional training programs at campuses throughout China. In the first quarter of 2008, Kaplan exercised an option to increase its investment in ACE Education to a majority interest. This transaction is expected to close in the fourth quarter of 2008. As of September 28, 2008, this investment is included in investment in affiliates as Kaplan did not have control of ACE Education.

In July 2008, the Company announced an agreement with NBC Universal to acquire WTVJ, the NBC-owned and operated television station in Miami, FL. The Company will continue to operate WTVJ as an NBC affiliate. The purchase price is approximately $205 million and the transaction is expected to be completed in the fourth quarter of 2008. The acquisition is subject to approval by the Federal Communications Commission. The Company also owns and operates WPLG, the ABC affiliate in Miami, FL.

In the third quarter of 2007, Kaplan acquired two businesses in their professional division and one business in their higher education division, totaling $43.3 million. These acquisitions included the education division of the Financial Services Institute of Australasia. In the second quarter of 2007, the Company completed four business acquisitions, primarily in the education division, totaling $29.1 million. These included Kaplan higher education division’s acquisitions of Sagemont Virtual, a leader in the growing field of online high school instruction that has been doing business as the University of Miami Online High School, and Virtual Sage, a developer of online high school courses. In the first quarter of 2007, Kaplan acquired two businesses in their professional division totaling $115.8 million. These acquisitions included EduNeering Holdings, Inc., a Princeton, N.J. based provider of knowledge management solutions for organizations in the pharmaceutical, medical device, healthcare, energy and manufacturing sectors. Also in the first quarter of 2007, the cable division acquired subscribers in the Boise, Idaho area for $4.3 million.

In July 2007, the television broadcasting division entered into a transaction to sell and lease back its current Miami television station facility; a $9.5 million gain was recorded as a reduction to expense in the third quarter. An additional $1.9 million deferred gain is being amortized over the leaseback period. The television broadcasting division purchased land and is building a new Miami television station facility which is expected to be completed in 2009.

Capital expenditures. During the first nine months of 2008, the Company’s capital expenditures totaled $203.0 million. The Company estimates that its capital expenditures will be in the range of $300 million to $325 million in 2008.

Liquidity. The Company’s borrowings have increased by $19.0 million, to $509.1 million at September 28, 2008, as compared to borrowings of $490.1 million at December 30, 2007. At September 28, 2008, the Company has $247.9 million in cash and cash equivalents, compared to $321.5 million at December 30, 2007. The Company had money market investments of $9.0 million and $5.1 million that are classified as “Cash and cash equivalents” in the Company’s Consolidated Balance Sheets as of September 28, 2008 and December 30, 2007, respectively.

At September 28, 2008, the Company had $509.1 million in total debt outstanding, which comprised $105.0 million of commercial paper borrowings, $399.9 million of 5.5 percent unsecured notes due February 15, 2009, and $4.2 million in other debt.

The Company’s $500 million commercial paper program continues to serve as a significant source of short-term liquidity. The $500 million revolving credit facility that expires in August 2011 supports the issuance of the Company’s short-term commercial paper and provides for general corporate purposes. Despite the recent disruption to the general credit markets, the Company continued to have access and borrowed funds under its commercial paper program and did not need to borrow funds under its revolving credit facility. There is no assurance, however, that the cost or availability of future borrowings under our commercial paper program in the debt markets will not be impacted by the ongoing capital market conditions.

The Company has $399.9 million in unsecured notes that mature on February 15, 2009 and are now classified as short-term borrowings. While the Company has sufficient cash and marketable equity securities as of September 28, 2008 that could be used to pay off this debt at maturity, the Company currently expects that it will refinance some or all of this debt by borrowing money in the capital markets and/or issuing commercial paper under its commercial paper program.

During the third quarter of 2008 and 2007, the Company had average borrowings outstanding of approximately $525.3 million and $405.7 million, respectively, at average annual interest rates of approximately 4.7 percent and 5.5 percent, respectively. During the third quarter of 2008 and 2007, the Company incurred net interest expense of $5.7 million and $3.0 million, respectively.

During the first nine months of 2008 and 2007, the Company had average borrowings outstanding of approximately $492.7 million and $405.6 million, respectively, at average annual interest rates of approximately 4.9 percent and 5.5 percent, respectively. During the first nine months of 2008 and 2007, the Company incurred net interest expense of $15.0 million and $9.1 million, respectively.

The Company’s credit ratings were affirmed by the rating agencies in October 2008 with a change in ratings outlook from stable to negative. The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	A1	A+
Short-term	Prime-1	A-1

At September 28, 2008 and December 30, 2007, the Company had a working capital deficit of $420.9 million and $18.5 million, respectively. The increase in working capital deficit is due to the Company’s $399.9 million unsecured notes due February 15, 2009 now classified as current liabilities. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and, to a lesser extent, through commercial paper borrowings. In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2008 and 2009.

In the second quarter of 2008, the Company executed a building lease agreement with a total commitment of approximately $114 million. The lease will commence in late 2008 and end in 2024. In the third quarter of 2008, the Company announced an agreement with NBC Universal to acquire WTVJ, the NBC-owned and operated television station in Miami, FL, for an approximate purchase price of $205 million. There were no other significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007.

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

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 28, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President—Finance, in a manner that allows timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 28, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended September 28, 2008, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
Jun.30 – Aug.3,2008	59,009	$587.54	59,009	245,956
Aug.4 – Aug.31,2008	0	—	0	245,956
Sep.1 – Sep.28,2008	0	—	0	245,956

Total	59,009	$587.54	59,009

*	On September 22, 2003, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 542,800 shares of its Class B Common Stock, and the existence of that authorization was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003. There is no expiration date for that authorization. All purchases made during the quarter ended September 28, 2008 were open market transactions.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.3	By-Laws of the Company as amended and restated through November 8, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 14, 2007).

4.1	Form of the Company’s 5.50% Notes due February 15, 2009, issued under the Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.2	Indenture dated as of February 17, 1999, between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

4.3	First Supplemental Indenture dated as of September 22, 2003, among WP Company LLC, the Company and Bank One, NA, as successor to The First National Bank of Chicago, as trustee, to the Indenture dated as of February 17, 1999, between The Washington Post Company and The First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

4.4	Five Year Credit Agreement dated as of August 8, 2006, among the Company, Citibank, N.A., JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, SunTrust Bank, The Bank of New York, PNC Bank, National Association, Bank of America, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006).

10.1	The Washington Post Company Supplemental Executive Retirement Plan as amended and restated on September 10, 2008.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY
(Registrant)

Date: November 4, 2008	/s/ Donald E. Graham
Donald E. Graham,
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2008	/s/ John B. Morse, Jr.
John B. Morse, Jr.,
Senior Vice President-Finance
(Principal Financial Officer)