Form 10-K
period 2008-12-28
WASHINGTON POST CO
filed 2009-02-26
CIK 104889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 28, 2008

Commission file number 1-6714

The Washington Post Company

(Exact name of registrant as specified in its charter)

Delaware	53-0182885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1150 15th St., N.W., Washington, D.C.	20071
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (202) 334-6000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class B Common Stock, par value $1.00 per share	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”). Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the registrant’s common equity held by non-affiliates on June 28, 2008, based on the closing price for the Company’s Class B Common Stock on the New York Stock Exchange on such date: approximately $2,600,000,000.

Shares of common stock outstanding at February 20, 2009:

Class A Common Stock – 1,291,693 shares

Class B Common Stock – 8,108,154 shares

Documents partially incorporated by reference:

Definitive Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders

(incorporated in Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof).

THE WASHINGTON POST COMPANY 2008 FORM 10-K

PART I

Item 1. Business.

The Washington Post Company (the “Company”) is a diversified education and media company. The Company’s Kaplan subsidiary provides a wide variety of educational services, both domestically and outside the United States. The Company’s media operations consist of the ownership and operation of cable television systems, newspaper publishing (principally The Washington Post), television broadcasting (through the ownership and operation of six television broadcast stations) and magazine publishing (principally Newsweek).

Information concerning the consolidated operating revenues, consolidated income from operations and identifiable assets attributable to the principal segments of the Company’s business for the last three fiscal years is contained in Note P to the Company’s Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. (Revenues for each segment are shown in such Note P net of intersegment sales, which did not exceed 0.2% of consolidated operating revenues.)

The Company’s operations in geographic areas outside the United States consist primarily of Kaplan’s foreign operations and the publication of the international editions of Newsweek. During the fiscal years 2008, 2007 and 2006, these operations accounted for approximately 13%, 12% and 9%, respectively, of the Company’s consolidated revenues, and the identifiable assets attributable to foreign operations represented approximately 13%, 11% and 10% of the Company’s consolidated assets at December 28, 2008, December 30, 2007 and December  31, 2006, respectively.

Education

Kaplan, Inc., a subsidiary of the Company, provides an extensive range of educational and training services worldwide for students and professionals. The Company divides Kaplan’s various businesses into three categories for financial reporting purposes: Higher Education; Test Prep and Admissions; and Professional.

Higher Education

Kaplan Higher Education provides a wide array of diploma and degree programs—on campus and online—designed to meet the needs of students seeking to advance their education and their careers.

Higher Education U.S.

Kaplan’s U.S.-based Higher Education business currently consists of 71 schools in 20 states that provide classroom-based instruction and one institution that specializes in online education. The schools providing classroom-based instruction offer a variety of diploma, associate’s degree and bachelor’s degree programs, primarily in the fields of healthcare, business, paralegal studies, information technology, criminal justice, and fashion and design. The classroom-based schools were serving more than 38,700 students at year-end 2008 (which includes the classroom-based programs of Kaplan University), with approximately 35% of such students enrolled in accredited bachelor’s or associate’s degree programs. Each of these schools is accredited by one of several regional or national accrediting agencies recognized by the U.S. Department of Education.

Kaplan University specializes in online education, offering various master’s degree, bachelor’s degree, associate’s degree and certificate programs, principally in the fields of management, criminal justice, paralegal studies, information technology, financial planning, nursing and education. Kaplan University is accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools. Most of Kaplan University’s programs are offered online, while others are offered in a traditional classroom format at eight campuses in Iowa and Nebraska. At year-end 2008, Kaplan University had approximately 43,600 students enrolled in online programs. Kaplan University includes Concord Law School, the nation’s first online law school, which offers Juris Doctor and Executive Juris Doctor degrees wholly online (the Executive Juris Doctor degree program is designed for individuals who do not intend to practice law). During 2008, the Company acquired National Paramedic Institute, Inc., a provider of online continuing education to firefighters and emergency services personnel.

Higher Education Europe

Kaplan’s higher education businesses in Europe are Kaplan International Colleges (“KIC”), Dublin Business School (“DBS”), Kaplan Open Learning (“KOL”) and Holborn College.

KIC offers academic preparation programs especially designed for international students, in collaboration with six U.K. universities. At year-end 2008, KIC served 1,900 students. DBS is an undergraduate and graduate institution located in Dublin, Ireland. DBS offers various undergraduate and graduate degree courses in business, the liberal arts and law, and

2008 FORM 10-K    1

professional courses in business. At year-end 2008, DBS was providing courses to approximately 6,000 students. KOL offers degree courses in Business Studies and Criminal Justice entirely online. KOL is an affiliate college of the University of Essex, which awards the degrees. Holborn College offers various programs, primarily in law and business, with its students receiving degrees from affiliated universities in the U.K. At year-end 2008, Holborn College was providing courses to approximately 2,100 students, most of whom come from outside the U.K. and European Union.

Kaplan Virtual Education

Kaplan Virtual Education (“KVE”), which is part of Kaplan’s Higher Education Division, is a standalone virtual public school, which offers online high school instruction and online content and curriculum development. KVE’s programs are geared toward adults wishing to earn a high school diploma, public school students seeking credit recovery or courses that may not be offered at their school, and private school and home school students who need an expanded curriculum. At year-end 2008, KVE was providing courses to approximately 3,850 students.

Test Prep and Admissions

Test Prep and Admissions divides its businesses into six categories: university test prep, professional licensing exam prep, English-language training, K12 services for schools, after-school tutoring and publishing.

Test Prep prepares students for a broad range of admissions examinations, including the SAT, ACT, LSAT, GMAT, MCAT and GRE, that are required for admission to college and graduate schools, including medical, business and law schools. During 2008, these courses were offered at 160 permanent centers located throughout the United States and in Canada, Puerto Rico, Mexico, London and Paris. In addition, Kaplan licenses material for certain of its test preparation courses to third parties and a Kaplan affiliate, which, during 2008, offered courses at 41 locations in 11 countries outside the United States. Test Prep also produces a college newsstand guide in conjunction with Newsweek. Test Prep includes The Kidum Group, which provides preparation courses for Israeli high school graduation and university admissions exams and also provides English-language courses at 44 permanent centers located throughout Israel. The professional licensing exam prep business prepares medical, nursing and law students for licensing examinations, including the USMLE, NCLEX and, under the Kaplan PMBR name, the multistate portion of state bar exams, as well as full-service bar review in select states. In 2008 the Company acquired Review Services, Inc., d/b/a The Study Group, a provider of self-study bar review with home study course offerings for full-service bar review in 30 U.S. states.

The English-language business, which operates under the name Kaplan Aspect, provides English-language training, academic preparation programs and test preparation for English proficiency exams, such as the TOEFL, principally for students wishing to study and travel in English-speaking countries in North America, Europe or Australia/New Zealand. Kaplan Aspect operates 44 English-language schools located in the U.K., Ireland, Australia, New Zealand, Canada and the United States. These include co-located schools within 13 of the U.S. Test Prep centers, as well as five schools acquired on December 31, 2008 following the acquisition of West of England Language Services Limited, an international group of English-language schools with three locations in the U.K. and one each in the United States and Australia. During 2008, the Company acquired the Pacific Language Institute, a provider of English language instruction in Canada with schools located in Vancouver and Toronto. During 2008, the Company also acquired Pro Linguis, a provider of educational services for students and professionals in Switzerland seeking language studies abroad.

Kaplan K12 Learning Services develops and provides a range of programs and services to schools and school districts, including offering reading and math programs to help students who are performing below grade level improve fundamental skills, preparing students for state assessment tests and the SAT and ACT and providing professional development and assessment services to support teaching and learning.

During 2008, these businesses provided courses to more than 411,000 students (including over 81,000 enrolled in online programs).

Kaplan’s Score Educational Centers offer individualized tutoring for children from pre-K through 10th grade. Score provides tutoring services through 78 dedicated Score centers located throughout the United States as well as online. Score served more than 28,000 students in 2008.

Kaplan Publishing publishes a variety of general trade and educational books in subject areas such as test preparation, business, law, medicine and nursing. At the end of 2008, Kaplan Publishing had nearly 500 books in print, including more than 180 new titles published in 2008.

Professional

In the United States, Kaplan Professional offers continuing education, compliance training and tracking, certification, licensing, exam preparation and professional development to corporations and to individuals. Kaplan Professional includes Kaplan Financial Education, a provider of continuing education and test preparation courses for financial services and insurance industry professionals; Kaplan Schweser (formerly known as The Schweser Study Program), a

2    THE WASHINGTON POST COMPANY

provider of test preparation courses for the Chartered Financial Analyst and Financial Risk Manager examinations; Kaplan CPA, which offers test preparation courses for the Certified Public Accounting Examination; Kaplan Professional Schools, a provider of courses for real estate, financial services and home inspection licensing examinations, as well as continuing education in those areas; Kaplan Professional Publishing (formerly known as Dearborn Publishing), which provides printed and online materials that help individuals satisfy state pre-licensing and continuing education requirements and prepare for state licensing examinations in the real estate, architecture, home inspection, engineering and construction industries; and Kaplan IT, which offers online test preparation courses for technical certifications in the information technology industry, as well as training, software consultancy and related products to a broad range of industries. The courses offered by these businesses are provided in various formats (including classroom-based instruction, online programs, printed study guides, in-house training and audio CDs) and at a wide range of price points. During 2008, these businesses sold approximately 425,000 courses and separately priced course components to students in the United States (who, in some subject areas, typically purchase more than one course component offered by the Professional Division).

In January 2008, Kaplan Financial Education, headquartered in Chicago, IL, was consolidated into Kaplan Schweser, located in La Crosse, WI. The consolidation began in January 2008 and was completed in the fourth quarter of 2008. In November 2008, Kaplan Professional began to consolidate both Kaplan Professional Schools and Kaplan Professional Publishing into the La Crosse operations. The primary drivers of both consolidations were improved cost control and the ability to better serve the market through online offerings.

Kaplan Professional also includes Kaplan EduNeering, headquartered in Princeton, NJ, and Kaplan Compliance Solutions, based in Indianapolis, IN. Kaplan EduNeering is a provider of online regulatory compliance training and management systems, principally for businesses in the pharmaceutical, medical technology, healthcare, energy, telecom and defense-related industries. In May 2008, Kaplan EduNeering acquired RedHawk Communications, Inc., based in Eatontown, NJ, a provider of education and online training on corporate ethics. During 2008, Kaplan EduNeering provided services to more than 700,000 users at approximately 325 companies. Kaplan Compliance Solutions provides software solutions and services to assist broker/dealers, securities representatives, insurance carriers, agencies and individuals with licensure and/or registration, as well as with ongoing compliance with the myriad national and state- level regulatory requirements applicable to these industries. During 2008, Kaplan Compliance Solutions provided services to approximately 800 companies.

Outside of the United States, Kaplan Professional’s largest business in terms of revenue is Kaplan Financial, formerly FTC Kaplan Limited, a U.K.-based provider of training, test preparation services and degrees for accounting and financial services professionals. In 2008, Kaplan Financial provided courses to approximately 48,000 students. Headquartered in London, Kaplan Financial has 27 training centers located throughout the United Kingdom, as well as operations in Hong Kong, China and Singapore. Kaplan operates Kaplan Law School (“KLS”) in London in collaboration with Nottingham Trent University’s Nottingham Law School. KLS provides training for the Graduate Diploma in Law and the Legal Practice course for U.K. university graduates wishing to progress into the U.K. legal profession. In Hong Kong, Kaplan offers Mandarin-language training to students (principally Cantonese-speaking Chinese wishing to learn Mandarin) through Kaplan Language Training (HK) Ltd., formerly Hong Kong Putonghua Vocational School (“KLT”), and offers test preparation courses for the Chinese Proficiency Test, which is a standardized examination that assesses Mandarin-language proficiency. KLT has four centers in Hong Kong and, at the end of 2008, was serving more than 11,000 students.

In 2008, Kaplan expanded its legal and professional training businesses in the U.K. with the acquisitions of Hawksmere Limited and Altior Consulting & Training Limited. Hawksmere and Altior offer continuing professional development courses and skills training for U.K. professionals and lawyers, respectively. Together with KLS, in 2008, these businesses provided courses to more than 18,000 professionals.

Asia Pacific Management Institute (“APMI Kaplan”), which is headquartered in Singapore and has a satellite location in Hong Kong, provides students with the opportunity to earn undergraduate and graduate degrees, principally in business-related subjects, offered by affiliated educational institutions in Australia, the United Kingdom and the United States. APMI Kaplan also offers pre-university and diploma programs. APMI had more than 7,600 students enrolled at year-end 2008.

In 2008, Kaplan completed the transaction pursuant to which it increased its interest in Shanghai Kai Bo Education Investment Management Co., Ltd. (“Kaplan China”), an education company headquartered in Shanghai, China. Kaplan China provides academic preparation programs for entry to overseas universities at campuses in several cities in China. Through a collaboration with the University of Shanghai for Science and Technology and the Northern Consortium (a university consortium comprising 11 U.K. universities), Kaplan China also offers programs at the Sino-British College in Shanghai. Kaplan China had approximately 1,600 students enrolled at year-end 2008.

In Australia, Kaplan Professional delivers a broad range of financial services education and professional development courses. In 2008, Kaplan Professional provided courses to more than 21,000 students through classroom programs and

2008 FORM 10-K    3

to over 69,000 students through distance-learning programs. Additionally, three Kaplan Business School Centers are now fully accredited in Australia (Sydney, Melbourne and Adelaide), with the first intake planned for March 2009, offering foundation and master’s degree programs.

Title IV Federal Student Financial Aid Programs

Funds provided under the student financial aid programs that have been created under Title IV of the Federal Higher Education Act of 1965, as amended, historically have been responsible for a majority of the net revenues of Kaplan Higher Education. During 2008, funds received under the Title IV programs accounted for approximately $904 million, or approximately 71%, of total Kaplan Higher Education revenues, and 39% of Kaplan, Inc. revenues. The Company estimates that funds received from students borrowing under private loan programs comprised approximately an additional 5% of its higher education revenues. In late 2008, as the private loan programs deteriorated, Kaplan Higher Education began providing loans directly to Kaplan students under an institutional loan program. Direct student payments and funds received under various state and agency grant programs accounted for most of the remainder of 2008 higher education revenues. The significant role of Title IV funding in the operations of Kaplan Higher Education is expected to continue.

Title IV programs encompass various forms of student loans, with the funds being provided either by the federal government itself or by private financial institutions with a federal guaranty protecting the institutions against the risk of default. In some cases, the federal government pays part of the interest expense. Other Title IV programs offer non-repayable grants. Subsidized loans and grants are only available to students who can demonstrate financial need. During 2008, approximately 75% of the approximately $904 million of Title IV funds received by Kaplan Higher Education came from student loans, and approximately 25% of such funds came from grants.

To maintain Title IV eligibility, a school must comply with extensive statutory and regulatory requirements relating to its financial aid management, educational programs, financial strength, facilities, recruiting practices and various other matters. Among other things, the school must be licensed or otherwise authorized to offer its educational programs by the appropriate governmental body in the state or states in which it is physically located, be accredited by an accrediting agency recognized by the U.S. Department of Education (the “Department of Education”) and be certified to participate in the Title IV programs by the Department of Education. Schools are required periodically to apply for renewal of their authorization, accreditation or certification with the applicable state governmental bodies, accrediting agencies and the Department of Education. In accordance with Department of Education regulations, a number of the schools in Kaplan’s Higher Education Division are combined into groups of two or more schools for the purpose of determining compliance with certain Title IV requirements. Including schools that are not combined with other schools for that purpose, the Higher Education Division has 34 Title IV reporting units.

A school may lose its eligibility to participate in Title IV programs if student defaults on the repayment of Title IV loans exceed specified default rates (referred to as “cohort default rates”). The Department of Education calculates a cohort default rate for each one of Kaplan’s 34 Title IV reporting units. The schools in a Title IV reporting unit whose cohort default rate exceeds 40% for any single year may lose their eligibility to participate in the Federal Family Education Loan (“FFEL”) and Direct Loan programs for at least two fiscal years, except in the event of a successful adjustment or appeal. The schools in a Title IV reporting unit whose cohort default rate equals or exceeds 25% for three consecutive years may lose their Title IV eligibility to participate in FFEL, Direct Loan and Federal Pell Grant programs for at least two fiscal years, except in the event of a successful adjustment or appeal.

The enactment in August 2008 of the Higher Education Opportunity Act (which reauthorized the Federal Higher Education Act) changed the cohort default rate calculation for future years. Under the revised law, the period of time for which student defaults are tracked and included in the cohort default rate calculation is extended by a year, which is expected to increase the cohort default rates for most institutions. That change will be effective with the calculation of institutions’ cohort default rates for the federal fiscal year ending September 30, 2009; those rates are expected to be calculated and issued by the Department of Education in 2012. The Department of Education will not impose sanctions based on rates calculated under this new methodology until three consecutive years of rates have been calculated, which is expected to occur in 2014. Until that time, the Department of Education will continue to calculate rates under the old method, as well and impose sanctions based on those rates. The revised law also increases the threshold for ending an institution’s participation in the Title IV programs from 25% to 30%, effective in fiscal year 2012.

Prior to the enactment of the Higher Education Opportunity Act, any for-profit post-secondary institution (a category that includes all of the schools in Kaplan’s Higher Education Division) would lose its Title IV eligibility for at least one year if more than 90% of the institution’s receipts for any fiscal year were derived from Title IV programs, as calculated on a cash basis in accordance with the Federal Higher Education Act and applicable Department of Education regulations. Under

4    THE WASHINGTON POST COMPANY

amendments to the Federal Higher Education Act, a for-profit institution loses its eligibility to participate in the Title IV programs for a period of at least two fiscal years if the institution derives more than 90% of its receipts from Title IV programs for two consecutive fiscal years, commencing with the institution’s first fiscal year that ends after August 14, 2008. An institution with revenues exceeding 90% for a single fiscal year ending after August 14, 2008 will be placed on provisional certification and may be subject to other enforcement measures. The aforementioned calculations are performed on a Title IV reporting unit basis.

As a general matter, schools participating in Title IV programs are not financially responsible for the failure of their students to repay Title IV loans. However, the Department of Education may fine a school, require a school to repay Title IV program funds, limit or terminate a school’s eligibility to participate in the Title IV programs or take other enforcement measures if it finds that the school has failed to comply with Title IV requirements or improperly disbursed or retained Title IV program funds. In addition, there may be other legal theories under which a school could be sued as a result of alleged irregularities in the administration of student financial aid.

Pursuant to Title IV program regulations, a school that undergoes a change in control must be reviewed and recertified by the Department of Education. Certifications obtained following a change in control are granted on a provisional basis that permits the school to continue participating in Title IV programs, but provides fewer procedural protections if the Department of Education asserts a material violation of Title IV requirements. In accordance with Department of Education regulations, a number of the schools in Kaplan’s Higher Education Division are combined into groups of two or more schools for the purpose of determining compliance with Title IV requirements. All of the Higher Education Division’s 34 Title IV reporting units are fully certified.

The largest Title IV reporting unit in the Higher Education Division in terms of revenue is Kaplan University, which accounted for approximately 49% of the Title IV funds received by the Division in 2008. For the most recent year for which final data are available from the Department of Education, the cohort default rate for Kaplan University was 9.30%, and the cohort default rates for the other Title IV reporting units in Kaplan’s Higher Education Division averaged 14.88%; no reporting unit had a cohort default rate of 25% or more. In 2008, Kaplan University derived fewer than 85% of its receipts from the Title IV programs, and other reporting units derived an average of fewer than 82% of their receipts from Title IV programs, with no unit deriving more than 88% of its receipts from such programs.

In September 2008, the Department of Education began a Program Review at Kaplan Higher Education Division’s CHI-Broomall campus. The program review is ongoing. The reviewers have completed their field work; however, they are reviewing additional documentation provided by the school prior to issuing the program review report. CHI-Broomall and Kaplan have responded to all requests for information and are cooperating fully in the review.

The Department of Education has also conducted Program Reviews at Kaplan Higher Education Division’s Pittsburgh and Baltimore locations, which began in October 2007 and May 2008, respectively. Kaplan has responded to all requests for information and is cooperating fully in these reviews. The Department of Education has not issued final reports on these reviews.

The Company is presently not aware of any proceeding by the Department of Education to fine any Kaplan school for a failure to comply with any Title IV requirement, or to limit, suspend or terminate the Title IV eligibility of any Kaplan school. As noted previously, to remain eligible to participate in Title IV programs, a school must maintain its accreditation by an accrediting agency recognized by the Department of Education. In 2008, no Kaplan school received notice from its accreditors indicating that the school’s accreditation was being withdrawn or that the school was being issued a show cause order.

No assurance can be given that the Kaplan schools currently participating in Title IV programs will maintain their Title IV eligibility in the future or that the Department of Education might not successfully assert that one or more of such schools have previously failed to comply with Title IV requirements.

All of the Title IV financial aid programs are subject to periodic legislative review and reauthorization. In addition, while Congress historically has not limited the amount of funding available for the various Title IV student loan programs, the availability of funding for the Title IV programs that provide for the payment of grants is primarily contingent upon the outcome of the annual federal appropriations process.

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

2008 FORM 10-K    5

Cable Television Operations

At the end of 2008, the Company (through its Cable ONE subsidiary) provided cable service to approximately 699,500 basic video subscribers (representing about 50% of the 1,391,000 homes passed by the systems) and had in force approximately 225,000 subscriptions to digital video service and 372,900 subscriptions to cable modem service. Digital video and cable modem services are both available in markets serving virtually all of Cable ONE’s subscriber base. The digital video services offered by Cable ONE include certain premium, cable network and local over-the-air channels in HDTV. Cable ONE also completed introduction of its voice over Internet protocol (“VoIP”), or digital telephone, service in 2008. At year-end, Cable ONE provided VoIP service to 93,500 customers, and the service is currently available to 95% of the homes passed.

In January 2008, Cable ONE purchased some cable systems in the Mississippi area, near our Cleveland, MS system, which passed 14,000 homes and served 6,650 basic customers.

The Company’s cable systems are located in 19 midwestern, southern and western states and typically serve smaller communities. Thus, 5 of the Company’s current systems pass fewer than 10,000 dwelling units, 36 pass 10,000–50,000 dwelling units and 5 pass more than 50,000 dwelling units. The two largest clusters of systems (each of which currently serves more than 80,000 basic video subscribers) are located on the Gulf Coast of Mississippi and in the Boise, ID, area.

In December 2006, Cable ONE purchased in the FCC’s Advanced Wireless Service auction approximately 20 MHz of spectrum in the 1.7 GHz and 2.1 GHz frequency bands in areas that cover more than 85% of the homes passed by Cable ONE’s systems. This spectrum can be used to provide a variety of advanced wireless services, including fixed and mobile high-speed Internet access using WiMAX and other digital transmission systems. Licenses for this spectrum have an initial 15-year term and 10-year renewal terms. Licensees will be required to show that they have provided substantial service by the end of the initial license term to be eligible to renew, but there are no interim construction or service requirements. Cable ONE is evaluating how best to utilize its spectrum, but has no plans to offer any wireless services in the immediate future.

Regulation of Cable Television and Related Matters

The Company’s cable, Internet and voice operations are subject to various requirements imposed by local, state and federal governmental authorities. The regulation of certain cable television rates pursuant to procedures established by Congress has negatively affected the revenues of the Company’s cable systems. Certain of the other legislative and regulatory matters discussed in this section also have the potential to adversely affect the Company’s cable television, Internet and voice businesses.

Cable Television

The Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”) requires or authorizes the imposition of a wide range of regulations on cable television operations. Three major areas of regulation are (i) the rates charged for certain cable television services; (ii) required carriage (“must-carry”) of some local broadcast stations and (iii) retransmission consent rights for commercial broadcast stations.

Franchising.    As a condition to their ability to operate, the Company’s cable systems have been required to obtain franchises granted by state or local governmental authorities. Those franchises typically are nonexclusive and limited in time, contain various conditions and limitations and provide for the payment of fees to the local authority, determined generally as a percentage of revenues.

Additionally, those franchises often regulate the conditions of service and technical performance and contain various types of restrictions on transferability. Failure to comply with all of the terms and conditions of a franchise may give rise to rights of termination by the franchising authority. As discussed below, the Federal Communications Commission (“FCC”) has adopted rules designed to expedite the process of awarding competitive franchises and relieving applicants for competing franchises of some locally-imposed franchise obligations. The FCC also has extended certain of these “reforms” to incumbent cable operators.

Rate Regulation.    In 1993, the FCC adopted regulations that permitted local franchising authorities or the FCC to regulate the rates that cable systems that are not subject to “effective competition” charge for certain levels of cable service, equipment and service calls. Among other things, the Telecommunications Act of 1996 expanded the definition of “effective competition” (a condition that precludes any regulation of the rates charged by a cable system) and sunset (effective April 1, 1999) the FCC’s authority to regulate the rates charged for optional tiers of service. The FCC has confirmed that some of the cable systems owned by the Company fall within the effective-competition exemption, and the Company believes, based on an analysis of competitive conditions within its systems, that other of its systems may also

6    THE WASHINGTON POST COMPANY

qualify for that exemption. Monthly subscription rates charged for the basic tier of cable service, as well as rates charged for equipment rentals and service calls, for many of our cable systems remain subject to regulation by local franchise authorities in accordance with FCC rules. However, rates charged by cable television systems for tiers of service other than the basic tier—for pay-per-view and per-channel premium program services, for digital video, cable modem services and digital telephone—and for advertising are all currently exempt from regulation.

“Must-Carry” and Retransmission Consent.    Under the “must-carry” requirements of the 1992 Cable Act, a commercial television broadcast station may, subject to certain limitations, insist on carriage of its signal on cable systems located within the station’s market area. Similarly, a non-commercial public station may insist on carriage of its signal on cable systems located either within the station’s predicted Grade B signal contour or within 50 miles of a reference point in a station’s community designated by the FCC. As a result of these obligations, certain of the Company’s cable systems have had to carry broadcast stations that they might not otherwise have elected to carry, and the freedom the Company’s systems would otherwise have to drop signals previously carried has been reduced.

At three-year intervals beginning in October 1993, commercial broadcasters have had the right to forego must-carry rights and insist instead that their signals not be carried by cable systems without their prior consent. The next three-year election cycle begins October 1, 2011, with the elections effective January 1, 2012 through December 31, 2014. Congress has barred broadcasters from entering into exclusive retransmission consent agreements through the end of 2010. In some cases, the Company has been required to provide consideration to broadcasters to obtain retransmission consent, such as commitments to carry other program services offered by a station or an affiliated company, to purchase advertising on a station or to provide advertising availabilities on cable to a station. A Notice of Proposed Rulemaking issued by the FCC in 2007 that raises, among other things, the issue of whether a broadcaster should be allowed to require carriage of affiliated programming as a condition of obtaining retransmission consent remains pending.

Communications Act provisions that require cable operators and broadcasters to engage in “good faith” negotiations over retransmission consent and bar exclusive retransmission consent agreements are scheduled to expire at the end of 2009 unless Congress acts to extend them or make them permanent.

Digital Television (“DTV”).    The FCC has determined that until the completion of the transition of broadcast television from analog transmissions to digital transmissions (scheduled to occur on June 12, 2009), only television stations broadcasting in a DTV-only mode can require local cable systems to carry their DTV signals, and that if a DTV signal contains multiple video streams, only the “primary” stream of video, as designated by the station, is required to be carried. In December 2007, the FCC issued an order generally requiring cable operators to ensure that following the digital transition deadline, all local must-carry broadcast stations are “viewable” by all subscribers, either by providing customers with both a digital and down-converted analog version of such stations (and in some instances also providing a standard-definition digital signal) or by deploying an “all-digital” system platform prior to the transition deadline. Moreover, where a must-carry broadcast station’s signal is transmitted in high-definition television (“HDTV”) format, cable operators generally will be required to carry the signal in HDTV format . In September 2008, the FCC modified these requirements somewhat, clarifying that mixed analog/digital cable systems did not have to carry a standard-definition digital signal in addition to a down-converted analog signal and that smaller systems (i.e., systems with 552 MHz capacity or less and systems with under 2,500 subscribers not affiliated with the top two cable companies) were exempt from providing an HD signal in addition to a down-converted analog signal. While these exemptions provide some relief, satisfaction of the generally applicable obligation to carry the analog and the standard-definition and/or the HDTV format signal of local broadcast signals could result in the Company’s cable systems being required to delete some existing programming to make room for all of the video streams included in broadcasters’ DTV signals. Satisfaction of these requirements by converting to all-digital platforms in our systems would require substantial capital expenditures, including provisioning households using analog television receivers with set-top boxes capable of down-converting the digital broadcast signals. In addition, the FCC is considering expanded must-carry requirements for Class A low-power television stations after the digital transition deadline that could have similar adverse effects on Cable ONE’s operations.

In anticipation of the broadcast television analog-to-digital transition scheduled to occur on June 12, 2009, the FCC has implemented rules requiring cable operators to provide monthly consumer education notices to their subscribers about the transition. The FCC’s Enforcement Bureau reportedly has been investigating cable operator compliance with these rules and is recommending the imposition of fines on some operators for deficiencies in their compliance. To date, the Company has not received any inquiries from the FCC regarding its compliance with these rules.

The FCC also has begun inquiries into the practices of certain cable operators that offer “switched digital video” service or have “migrated” cable networks formerly available in analog format to digital format, potentially requiring subscribers to obtain additional equipment in order to receive services previously available without such equipment. The Company has not received any inquiries on such matters. In addition, both the FCC and the courts have been asked to address

2008 FORM 10-K    7

whether a cable operator may offer public, educational and governmental (“PEG”) access channels as part of a “digital basic” service that costs no more than analog basic service, but that may require some subscribers to obtain additional equipment to receive the PEG channels.

Pole Attachments.    Pursuant to the Pole Attachment Act, the FCC exercises authority to disapprove unreasonable rates charged to cable operators by most telephone and power utilities for utilizing space on utility poles or in underground conduits. The FCC has adopted two separate formulas under the Pole Attachment Act: one for attachments by cable operators generally and a higher rate for attachments used to provide “telecommunications services.” However the Pole Attachment Act does not apply to poles and conduits owned by municipalities or cooperatives. Also, states can reclaim exclusive jurisdiction over the rates, terms and conditions of pole attachments by certifying to the FCC that they regulate such matters, and several states in which the Company has cable operations have so certified. A number of cable operators (including the Company’s Cable ONE subsidiary) are using their cable systems to provide not only television programming, but also Internet access and digital voice. In 2002, the U.S. Supreme Court held, based on a prior FCC ruling that Internet access service provided by cable operators is not a “telecommunications service,” that the lower pole attachment rates apply not only to attachments used to provide traditional cable services, but also to attachments used to provide Internet access. The FCC has not yet finally determined whether digital voice provided by cable operators is a “telecommunications service” that would trigger the higher pole attachment rates. In November 2007, the FCC issued a Notice of Proposed Rulemaking exploring whether to effectively eliminate cable’s lower pole attachment fees by imposing a higher unified rate for entities providing broadband Internet service, which could moot the foregoing precedent. While the outcome of this proceeding can not be predicted, changes to Cable ONE’s pole attachment rate structure could significantly increase its annual pole attachment costs.

Federal Copyright Issues.    The Copyright Act of 1976 gives cable television systems the ability, under certain terms and conditions and assuming that any applicable retransmission consents have been obtained, to retransmit the signals of television stations pursuant to a compulsory copyright license. Those terms and conditions require all cable systems that retransmit broadcast signals to pay semi-annual royalty fees, generally based on the systems’ gross revenues from basic service and, in certain instances, the number of “distant” broadcast signals carried. The compulsory license fees have been increased on several occasions since this act went into effect. Since 1989, a separate compulsory copyright license for distant signal retransmissions has applied to direct broadcast satellite (“DBS”), and in 1999, Congress provided DBS with a royalty-free compulsory copyright license for distribution of the signals of local television stations to satellite subscribers in the markets served by such stations. The cable compulsory license for local and distant signals and the DBS local signal compulsory license are permanent, while the DBS distant signal compulsory license is scheduled to sunset at the end of 2009. In addition, the cable and DBS compulsory licenses employ different methodologies for calculating royalties, with cable using a percentage of revenues approach and DBS using a flat, per subscriber, per signal payment approach.

In 2008, the Copyright Office terminated a proceeding in which it had been requested to adopt rules that would allow cable operators to calculate their compulsory license fees on a community-by-community basis, rather than on a system-wide basis, that could result in the payment of royalties for “phantom signals” that are only carried in a portion of the system. The Copyright Office also is considering requests for clarification of the application of the cable compulsory license to the retransmission of distant digital television broadcast signals and for clarification and revisions of certain cable compulsory copyright license reporting requirements. Moreover, in June 2008, the Copyright Office recommended to Congress that, as part of its consideration of whether to extend the expiring DBS compulsory license in 2009, it adopt a “phase out” of both the cable and DBS distant signal compulsory licenses or, in the alternative, “harmonize” the two licensing schemes by replacing the gross-revenues-based formula applicable to cable with the “flat fee” approach applicable to DBS. We cannot predict the outcome of any such inquiries, rulemaking proceedings or legislative initiatives; however, it is possible that changes in the rules or copyright compulsory license fee computations or compliance procedures could have an adverse effect on our business by increasing our copyright compulsory license fee costs or by causing us to reduce or discontinue carriage of certain broadcast signals that we currently carry on a discretionary basis.

Telephone Company Competition.    The Telecommunications Act of 1996 permits telephone companies to offer video programming services in areas where they provide local telephone service. Over the past decade, telephone companies have pursued multiple strategies to enter the market for the delivery of multichannel video programming services. Initially, some telephone companies partnered with DBS operators to resell a DBS service to their telephone customers. Some telephone companies still do this, but other telephone companies have entered into traditional franchise agreements with local franchising authorities and have constructed their own video programming delivery systems. Still other telephone companies have developed other methods to deliver video programming that, depending on the technology employed, may be regulated in a manner similar to the Company’s cable systems. Some telephone companies have taken the

8    THE WASHINGTON POST COMPANY

position that the specific technology employed in delivering video programming dictates whether a local franchise is required. The theory is that because the provider is not delivering a “cable service,” as that term is defined in federal law, but rather is delivering an “information service,” which by law is not subject to regulation by state and local governments, no local franchise is required. Neither the FCC nor the courts have addressed this issue definitively, but in the meantime, most major telephone companies are entering into franchise agreements to provide their video programming distribution services to consumers. In 2006, the FCC adopted rules intended to accelerate the local franchising process by requiring local franchising authorities to act on franchise applications within 90 days and prohibiting those authorities from imposing special fees and payments on providers of such service. Local franchising authorities sought judicial review of these rules, but the rules were upheld on appeal. Separately, a number of states (including Iowa, Kansas, Missouri, Tennessee and Texas—all states in which the Company operates cable systems) have enacted laws to permit telephone companies and others to provide video program distribution service through a statewide franchise, thereby relieving these providers of the need to seek multiple authorizations within a state from various local franchising authorities. All of these developments are expected to continue to accelerate the competition Cable ONE is experiencing in the marketplace for video service.

Wireless Services.    At various times over the past decade, the FCC has taken steps to facilitate the use of certain frequencies, notably the 2.5 GHz and 3.1 GHz bands, to deliver over-the-air multichannel video programming services to subscribers in competition with cable television systems. However, those services generally were not deployed commercially in any significant way. Beginning in 2004, the FCC adopted rule changes that allowed the 2.5 GHz band to be used for non-video services and permitted transmitters to be deployed in cellular patterns. As a result of these rule changes, the 2.5 GHz and other frequency bands (including the 1.7 GHz and 2.1 GHz bands in which the FCC auctioned spectrum in 2006) now are being adopted for the delivery of two-way broadband digital data and high-speed Internet access services capable of covering large areas. Initially, these services were going to be provided on a fixed basis, delivering access to houses and businesses, but they now are expected to accommodate mobile devices, such as laptop computers with a wireless adapter card. These wireless networks are expected to use a variety of advanced transmission standards, including an increasingly popular standard known as WiMAX, and may result in the increased availability of mobile video services. Also in 2006, a number of cellular telephone providers introduced or expanded subscription services that deliver full-length television programs or video clips directly to cellular telephones, although at present, these services are capable of supporting only a limited number of available video streams. In 2008, the FCC auctioned additional spectrum in the 700 MHz band, which historically has been used for analog television broadcasting, and it is expected that this additional spectrum will be used to accommodate broadband, video and other services to mobile devices. Although it is not yet clear what effect, if any, the increased availability of mobile video services will have on the cable television industry, these developments likely will increase the number of competitive alternatives to Cable ONE’s services.

Horizontal and Vertical Ownership Limits.    In December 2007, the FCC reinstated its horizontal cable ownership rule, which governs the number of subscribers an owner of cable systems may reach on a national basis, providing that a single company could not serve more than 30% of potential cable subscribers (or “homes passed” by cable) nationwide. Judicial challenges have been brought with respect to the revised rule that is virtually identical to the prior restriction that was invalidated on constitutional and procedural grounds by the U.S. Court of Appeals for the DC Circuit in 2001. The FCC also has proposed reinstating vertical ownership restrictions that would cap the percentage of a cable system’s channel capacity that could be used to carry channels in which the operator has an ownership interest.

In 1996, Congress repealed the statutory provision that generally prohibited a party from owning an interest in both a television broadcast station and a cable television system within that station’s Grade B contour. However, Congress left the FCC’s parallel rule in place, subject to a congressionally mandated periodic review by the agency. The FCC, in its subsequent review, decided to retain the prohibition for various competitive and diversity reasons. However, in 2002, the U.S. Court of Appeals for the DC Circuit struck down the rule, holding that the FCC’s decision to retain the rule was arbitrary and capricious. Thus, there currently is no restriction on the ownership of both a television broadcast station and a cable television system in the same market.

Set-Top Boxes.    Pursuant to a Congressional directive to promote competition in the retail market for set-top converter boxes, the FCC adopted rules barring cable operators from deploying set-top boxes with “integrated” security and navigation functions and requiring cable operators to support boxes and other devices designed to accept plug-in cards (known as “CableCARDs”) that provide the descrambling and other security features that traditionally have been included in the integrated set-top converter boxes leased by cable operators to their customers. Those rules took effect on July 1, 2007 after the FCC rejected requests that it generally delay their implementation until 2009. However, the FCC has granted some individual requests for waiver and has pending before it additional requests, including one such request filed by Cable ONE to allow it to offer low-cost, HD-capable integrated set-top boxes to subscribers of its Dyersburg, TN,

2008 FORM 10-K    9

system. The general prohibition on integrated set-top boxes has the potential to increase the capital costs of cable operators (because of the need to provide CableCARDs to customers and because the new type of converter box is typically more expensive than the traditional integrated box) and, to the extent subscribers decide to buy their own boxes, to reduce the revenues cable operators receive from leasing converter boxes (although in the case of the Company’s Cable ONE subsidiary, that revenue is not material).

Other Requirements.    Various other provisions in current federal law may significantly affect the costs or profits of cable television systems. These matters include a prohibition on exclusive franchises, restrictions on the ownership of competing video delivery services, a variety of consumer protection measures and various regulations intended to facilitate the development of competing video delivery services. For example, the FCC’s program carriage rules govern disputes between cable operators and programming services over the terms of carriage. Cable operators may not require a programming service to grant it a financial interest or exclusive carriage rights as a condition of its carriage on a cable system, and a cable system may not discriminate against a programming service in the terms and conditions of carriage on the basis of its affiliation or nonaffiliation with such cable system. The FCC is considering proposals to make it easier for independent programmers to bring such complaints and to expand the coverage of the rules to apply to cable systems that carry programming owned by another cable operator.

In November 2007, the FCC issued rules voiding existing and prohibiting future exclusive service contracts for cable video services to multiple dwelling units or other residential developments. In March 2008, the FCC extended the prohibition to phone services, as well. Other provisions benefit the owners of cable systems by restricting regulation of cable television in many significant respects, requiring that franchises be granted for reasonable periods of time, providing various remedies and safeguards to protect cable operators against arbitrary refusals to renew franchises and limiting franchise fees to 5% of a cable system’s gross revenues from the provision of cable service (which, for this purpose, includes digital video service, but does not include cable modem service or digital voice service).

In November 2007, the FCC Chairman announced that the FCC would collect information from cable operators to determine whether cable systems with 36 or more activated channels are available to 70% of households in the United States and whether 70% of those households subscribe to cable. Upon such a finding, the Cable Communications Policy Act of 1984 (“1984 Cable Act”) authorizes the FCC to promulgate “any additional rules necessary to promote diversity of information sources.” It is unclear whether this provision applies solely to the FCC’s leased access rules or more broadly. Although Cable ONE does not believe that this measure has been satisfied, and although the FCC has not yet requested any additional information relevant to this issue, it cannot predict whether the FCC will reach the same conclusion. Any additional regulations on Cable ONE’s business could have a negative impact.

In February 2008, the FCC issued revised commercial leased access rules that could substantially reduce the rates for parties desiring to lease from 10% to 15% of the capacity on cable systems. The regulations also impose a variety of leased access customer service, information and reporting standards. Implementation of these new rules has been stayed by the courts, and certain of the rules also were rejected by the Office of Management and Budget (“OMB”) as inconsistent with the federal Paperwork Reduction Act. Certain parties have requested that the FCC override the OMB ruling, but no action has been taken on that request. If the new rules take effect, they will likely increase Cable ONE’s costs and could cause additional leased access activity on Cable ONE’s cable systems. As a result, Cable ONE may find it necessary to either discontinue other channels of programming or opt not to carry new channels of programming or other services that may be more desirable to its customers.

In 2008, the FCC initiated a proceeding to consider changes in the rules applicable to cable operators and cable programmers with respect to the disclosure of sponsorship identification and product placement advertising. This proceeding remains pending.

Apart from its authority under the 1992 Cable Act and the Telecommunications Act of 1996, the FCC regulates various other aspects of cable television operations. Longstanding FCC rules require cable systems to black out from certain distant broadcast stations they carry syndicated programs for which local stations have purchased exclusive rights and requested exclusivity and to delete, under certain circumstances, duplicative network programs broadcast by distant stations. The FCC also imposes certain technical standards on cable television operators, exercises the power to license various microwave and other radio facilities frequently used in cable television operations and regulates the assignment and transfer of control of such licenses.

Internet Access Services

In 2005, the U.S. Supreme Court upheld the FCC’s classification of cable modem service as an “information service.” As a result, cable modem service is not subject to the full panoply of regulations that applies to “cable services” or

10    THE WASHINGTON POST COMPANY

“telecommunications services” under the Communications Act, nor is it subject to state or local government regulation. In the wake of the Supreme Court’s decision, the FCC ruled that a telephone company’s offering of digital subscriber line (“DSL”) Internet access service is also an “information service.”

Cable ONE currently offers broadband Internet access service on virtually all of its cable systems and is the sole Internet service provider on those systems. Cable ONE does not restrict the websites that its broadband Internet access subscribers may view; but regulations that distinguish between interference with subscriber access and reasonable network management are evolving and over time could begin to interfere with Cable ONE’s ability to manage its network or provide services to its subscribers. Congress, from time to time, has considered whether to impose various “net neutrality” requirements on providers of broadband Internet access service that would limit the ability of such providers to prioritize the delivery of particular types of content, applications or services over their networks. As a result of allegations that cable operators may be interfering with transmission and receipt of data on so-called “peer-to-peer” networks, several entities asked the FCC to ban such practices and to rule that reasonable network management practices do not include conduct that would block, degrade or unreasonably discriminate against lawful Internet applications, content or technologies. The FCC has ruled against at least one cable operator thus far in response to this request, but the cable operator has sought judicial review of the ruling, and the appeal is pending. We cannot predict the outcome of this appeal or the impact it may have on net neutrality considerations in the future.

Providers of broadband Internet access services are subject to many of the same federal and state privacy laws that apply to other providers of electronic communications, such as cable companies and telephone companies, including the Electronic Communications Privacy Act, which addresses interceptions of electronic communications that are in transit; the Stored Communications Act, which addresses acquisitions of electronic data in storage; and the Communications Assistance for Law Enforcement Act (“CALEA”), which requires providers to make their services and facilities accessible to law enforcement for purposes of surveillance. Various federal and state laws also apply to Cable ONE and to others whose services are accessible through Cable ONE’s broadband Internet access service. These laws include copyright laws, prohibitions on obscenity and requirements governing unsolicited commercial e-mail.

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

The FCC has held that VoIP services generally are interstate in nature and thus subject exclusively to the FCC’s federal jurisdiction. This decision was upheld on appeal, although the FCC has an ongoing proceeding to consider whether VoIP services provided by cable companies and others are properly classified as an “information service,” “telecommunications service” or some other new category of service. This determination, once made, could have numerous regulatory implications for cable companies that provide VoIP services, including Cable ONE. In the absence of a definitive FCC decision, several states (including those in the Company’s Cable ONE’s service territory) have attempted to regulate VoIP services like traditional telephony service and impose certain fees and taxes on the provision of VoIP services. These state actions could have an adverse effect on our business by increasing the Company’s costs to provide VoIP services. Legislation, also from time to time, has been introduced in Congress to address the classification and regulatory obligations of VoIP providers. The prospects for passage of any such legislation are uncertain.

Emergency 911 Services.    The FCC has ruled that an interconnected VoIP provider that enables its customers to make calls to and from persons who use the public switched telephone network must provide its customers with the same “enhanced 911” or “E911” features that traditional telephone and wireless companies are obligated to provide. This requirement was upheld on appeal. The FCC is currently assessing whether additional rules related to the provision of E911 services by interconnected VoIP service providers should be adopted.

CALEA.    FCC regulations require providers of VoIP service to comply with the requirements of the Communications Assistance for Law Enforcement Act, which requires covered carriers and their equipment suppliers to deploy equipment that law enforcement officials can access readily for lawful wiretap purposes.

2008 FORM 10-K    11

Universal Service.    The FCC has determined that interconnected VoIP services, such as those provided by Cable ONE, must contribute to the universal service fund. The amount of a company’s universal service fund contribution is based on a percentage of revenues earned from end-user interstate and international services. The FCC has developed three alternative methodologies through which an interconnected VoIP service provider may elect to calculate its universal service fund contribution: (i) an interim safe harbor that assumes that 64.9% of the provider’s total end-user revenues are derived from interstate or international service; (ii) a traffic study to determine an allocation for interstate and international end-user revenues; or (iii) actual interstate and international end-user revenues. If an interconnected VoIP service provider calculates its universal service fund contributions based on its actual percentage of interstate calls, the interstate classification of the service might no longer apply, in which case the VoIP service provider could be subject to regulation by each state in which it operates, as well as federal regulation. The FCC’s decision to apply universal service obligations to VoIP providers was upheld by a federal court.

Intercarrier Compensation.    The FCC is considering various proposals designed to reform the manner in which providers of telecommunications and VoIP services compensate one another for transporting and terminating various forms of network traffic. FCC determinations regarding the rates, terms and conditions for transporting and terminating such traffic can have a profound and material effect on the profitability of providing voice and data services. It is not possible to predict what actions the FCC might take in this area or the effect that they will have on Cable ONE.

CPNI.    In 2007, the FCC adopted rules expanding the protection of customer proprietary network information (“CPNI”) and extending CPNI protection requirements to providers of interconnected VoIP. CPNI is information about the quantity, technical configuration, type, location and amount of a phone customer’s use. These requirements generally have increased the cost of providing VoIP service, as providers now must implement various safeguards to protect CPNI from unauthorized disclosure.

Access for Persons with Disabilities.    FCC regulations require providers of interconnected VoIP service to comply with all disability access requirements that apply to telecommunications carriers, including provision of telecommunications relay services for persons with speech or hearing impairments. These requirements generally have had the effect of increasing the cost of providing VoIP service.

Regulatory Fees.    An August 2007 FCC order established that interconnected VoIP service providers must begin contributing to shared costs of FCC regulation through an annual regulatory fee assessment. Fee payments started in 2008. These rules have had the effect of increasing the cost of providing VoIP service.

Local Number Portability.    In 2007, the FCC required providers of interconnected VoIP service and their “numbering partners” to ensure that their subscribers have the ability to port their telephone numbers when changing service providers. The order also clarified that local exchange carriers and commercial mobile radio service providers have an obligation to port numbers to an interconnected VoIP service provider upon a valid port request. Providers of interconnected VoIP service are required to begin to contribute to federal funds to meet the shared costs of local number portability and the costs of North American Numbering Plan Administration. The new rules were effective in March 2008. The FCC is currently considering whether additional numbering requirements (such as allowing consumers access to abbreviated dialing codes like 211 and 311) should be applied to interconnected VoIP service providers. These rules have had the effect of increasing the cost of providing VoIP service.

Subscribership and Deployment Reports.    In a June 2008 order, the FCC required interconnected VoIP service providers to report certain data on a semi-annual basis (March and September) to the FCC. These data include the number of residential and commercial voice lines by state and the ZIP codes in which voice service is offered. The new reporting requirement is currently pending approval by the Office of Management and Budget. It is expected that the requirement will be approved and applied to interconnected VoIP service providers before the March reporting cycle.

12    THE WASHINGTON POST COMPANY

Newspaper Publishing

The Company’s newspaper publishing operations include results for its flagship newspaper, The Washington Post, and Washingtonpost.Newsweek Interactive (“WPNI”), which develops news and information products for electronic distribution. The Washington Post and washingtonpost.com together comprise Washington Post Media. In addition, the Company produces a number of other newspapers and websites targeted to specific geographic and demographic audiences.

The Washington Post

WP Company LLC (“WP Company”), a subsidiary of the Company, publishes The Washington Post, which is a morning daily and Sunday newspaper primarily distributed by home delivery in the Washington, DC, metropolitan area, including large portions of Maryland and northern Virginia. The following table shows the average paid daily (including Saturday) and Sunday circulation of The Post for 52-week periods ended October 1, 2006 and September 30, 2007, as reported by the Audit Bureau of Circulations (“ABC”) and as estimated by The Post for the 52-week period ended September 28, 2008 (for which period ABC had not completed its audit as of the date of this report) from the semi-annual publisher’s statements submitted to ABC for the 26-week periods ended March 30, 2008 and September 28, 2008:

	Average Paid Circulation
	Daily	Sunday
2006	681,510	945,343
2007	657,918	912,433
2008	639,724	878,110

In The Post’s primary circulation territory, which accounts for more than 90% of its daily and Sunday circulation and consists of Washington, DC and communities generally within a 50-mile radius from the city (but excluding Baltimore City and its northern and eastern suburbs), the newsstand price for the daily newspaper was increased from $0.50, which had been the price since December 31, 2007, to $0.75 effective December 15, 2008. The newsstand price for the Sunday newspaper has been $1.50 since 1992. The rate charged for each four-week period for home-delivered copies of the daily and Sunday newspaper, which had been $14.40 since 2004, was raised to $15.84 effective July 6, 2008. The rate charged for Sunday-only home delivery has been $6.00 since 1991. The same rates prevailed outside The Post’s primary circulation territory until the third quarter of 2006, when The Post raised its newsstand prices and home-delivery rates for such sales. At that time, newsstand prices for sales outside the primary circulation territory were increased to $0.50 for the daily newspaper and $2.00 for the Sunday newspaper, while home-delivery rates for each four-week period increased to $20.00 for the daily and Sunday newspaper and $8.00 for the Sunday newspaper only. On August 4, 2008, daily newsstand and home-delivery prices for sales outside the primary circulation territory increased to $0.75. Home-delivery rates for each four-week period are $26.00 for the daily and Sunday newspaper and remain $8.00 for the Sunday newspaper only.

General advertising rates were increased by an average of approximately 2.5% on January 1, 2008 and by additional amounts on January 1, 2009 that WP Company estimates will average approximately 2.5%. Rates for most categories of classified and retail advertising were increased by an average of approximately 2.4% on February 1, 2008, and by additional amounts on February 1, 2009, that WP Company estimates will average approximately 2.4%.*

The following table sets forth The Post’s advertising inches (excluding preprints) and number of preprints for the past three years:

	2006	2007	2008
Total Inches (in thousands)	2,613	2,301	1,952
Full-Run Inches	1,839	1,592	1,349
Part-Run Inches	774	709	603
Preprints (in millions)	1,828	1,700	1,518

WP Company also publishes The Washington Post National Weekly Edition, a tabloid that contains selected articles and features from The Washington Post edited for a national audience. The National Weekly Edition has a basic subscription price of $78.00 per year and is delivered by second-class mail to approximately 24,500 subscribers.

*	The percentages set forth in this paragraph were calculated from The Post’s published non-discounted advertising rates. However, most advertisers qualify for multiple-insertion and other discounts, and the demand for advertising varies over time, so those percentages may not accurately reflect the actual revenue impact of year-over-year rate changes.

2008 FORM 10-K    13

The Post has about 502 full-time editors, reporters and photographers on its staff; draws upon the news reporting facilities of the major wire services; and maintains a network of correspondents and contract writers in national and international news centers. The Post also maintains reporters in nine local news bureaus.

Membership in The Post’s subscriber loyalty program, PostPoints, increased in 2008. The program allows readers to earn points that can be exchanged for rewards by subscribing to The Washington Post, shopping at participating major retailers, interacting on washingtonpost.com and other similar activities. The program has approximately 157,000 members.

The Post plans to close its printing plant located in College Park, MD, in 2009. Two printing presses will not be relocated as previously announced.

Washingtonpost.Newsweek Interactive

WPNI develops news and information products for electronic distribution. Since 1996, this subsidiary of the Company has produced washingtonpost.com, an Internet site that currently features the full editorial text of The Washington Post and most of The Post’s classified advertising, as well as original content created by WPNI’s staff, blogs written by Post reporters and others, interactive discussions hosted by Post reporters and outside subject experts, user-posted comments and content obtained from other sources. As measured by WPNI, this site averaged more than 232 million page views per month during 2008. The washingtonpost.com site also features extensive information about activities, groups and businesses in the Washington, DC, area, including an arts and entertainment section and news sections focusing on politics and on technology businesses and related policy issues. This site has developed a substantial audience of users who are outside the Washington, DC, area, and WPNI believes that approximately 85% of the unique users who access the site each month are in that category. WPNI requires most users accessing the washingtonpost.com site to register and provide their year of birth, gender, ZIP code, job title and the type of industry in which they work. The resulting information helps WPNI provide online advertisers with opportunities to target specific geographic areas and demographic groups. WPNI also offers registered users the option of receiving various e-mail newsletters that cover specific topics, including political news and analysis, personal technology and entertainment. In January 2009, WPNI began doing business as Washington Post Digital for all transactions, business arrangements and other ventures relating to washingtonpost.com. Since September 2006, WPNI has provided content from washingtonpost.com and the Slate and Newsweek websites specially formatted to be downloaded and displayed on Web-enabled cell phones and other personal digital devices.

In addition, in 2008, WPNI also produced the Newsweek website, which contains editorial content from the print edition of Newsweek, as well as daily news updates and analysis, photo galleries, Web guides and other features. Furthermore, in 2008, WPNI produced Budget Travel magazine’s website, which is found at BudgetTravel.com. This site contains editorial content from Arthur Frommer’s Budget Travel magazine and other sources. On January 1 of 2009, WPNI transferred responsibility for producing BudgetTravel.com and Newsweek.com to Newsweek.

The Slate Group, a division of WPNI, produces Slate, an online magazine, and several additional websites. Slate features articles analyzing news, politics and contemporary culture and adds new material on a daily basis. Content is supplied by the magazine’s own editorial staff, as well as by independent contributors. In January of 2008, The Slate Group launched The Root, an online magazine focused on issues of importance to African Americans and others interested in black culture. The Root offers daily news and provocative commentary on politics and culture. Additionally, it offers a geneology tool designed to help users trace their family history.

In September 2008, The Slate Group launched The Big Money, an online magazine featuring articles on business news, commentary and new material added on a daily basis. Content is supplied by the magazine’s own editorial staff, as well as by independent contributors.

In October 2008, WPNI acquired Foreign Policy, a magazine founded and managed by The Carnegie Endowment For International Peace. Foreign Policy is a bi-monthly print magazine and website that features articles analyzing current events, business and policy news from around the world. The website is updated with content from the magazine’s own editorial staff and independent contributors on a daily basis. In addition, Foreign Policy hosts a small number of foreign policy conferences every year. Foreign Policy is also part of The Slate Group.

WPNI holds a 16.5% equity interest in Classified Ventures LLC (“Classified Ventures”), a company formed in 1997 to compete in the business of providing online classified advertising databases for cars, apartment rentals and residential real estate. The other owners are Tribune Company, The McClatchy Company, Gannett Co., Inc. and A.H. Belo Corporation. Listings for these databases come from print and online-only sales of classified ads by the newspaper and online sales staffs of the various owners, as well as from sales made by Classified Ventures’ own sales staff. The washingtonpost.com site provides links to the Classified Ventures’ national car and apartment rental websites (www.cars.com and www.apartments.com).

14    THE WASHINGTON POST COMPANY

WPNI uses software from Classified Ventures to host washingtonpost.com’s online listing of residential real estate for sale in the greater Washington, DC, area, and Classified Ventures consolidates the local listings of its various owners into a national residential real estate website (www.homescape.com).

Under an agreement signed in 2000 and amended in 2003, WPNI and several other business units of the Company have been sharing certain news material and promotional resources with NBC News and MSNBC. Among other things, under this agreement the Newsweek website is a feature on MSNBC.com, and MSNBC.com is being provided access to certain content from The Washington Post. Similarly, washingtonpost.com is being provided with access to certain MSNBC.com multimedia content. On July 1, 2007, the parties entered into a new relationship for cross-promotional marketing opportunities. The new agreement will extend through June 2009.

Express Publications

Express Publications Company, LLC (“Express Publications”), another subsidiary of the Company, publishes a weekday tabloid newspaper named Express, which is distributed free of charge using hawkers and news boxes near Metro stations and in other locations in Washington, DC, and nearby suburbs with heavy daytime sidewalk traffic. A typical edition of Express is 45 to 60 pages and contains short news, entertainment and sports stories, as well as both classified and display advertising. Current daily circulation is approximately 184,000 copies. Express relies primarily on wire service and syndicated content and is edited by a full-time newsroom staff of 24. Advertising sales, production and certain other services for Express are provided by WP Company. The Express newsroom also produces a website, ExpressNightOut.com, which features entertainment and lifestyle coverage of local interest.

Post–Newsweek Media

The Company’s Post–Newsweek Media, Inc. subsidiary publishes 2 weekly paid-circulation, 3 twice-weekly paid-circulation and 25 controlled-circulation weekly community newspapers. This subsidiary’s newspapers are divided into two groups: The Gazette Newspapers, which circulate in Montgomery, Prince George’s and Frederick Counties and in parts of Carroll County, MD; and Southern Maryland Newspapers, which circulate in southern Prince George’s County and in Charles, St. Mary’s and Calvert Counties, MD. During 2008, these newspapers had a combined average circulation of approximately 660,000 copies. This division also produces military newspapers (most of which are weekly) under agreements where editorial material is supplied by local military bases, with the exception of one independent newspaper. In 2008, the 12 military newspapers produced by this division had a combined average circulation of more than 125,000 copies.

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

The Gazette Newspapers and Southern Maryland Newspapers together employ approximately 159 editors, reporters and photographers.

This division also operates a commercial printing business in suburban Maryland.

The Herald

The Company owns The Daily Herald Company, publisher of The Herald in Everett, WA, about 30 miles north of Seattle. The Herald is published mornings seven days a week and is primarily distributed by home delivery in Snohomish County and online at www.Heraldnet.com. The Daily Herald Company also provides commercial printing services and publishes four controlled-circulation weekly community newspapers (collectively known as The Enterprise Newspapers) that are distributed by home delivery in south Snohomish and north King Counties. The Daily Herald Company also publishes La Raza del Noroeste, a weekly Spanish-language newspaper that is distributed free of charge in more than 700 retail locations in Snohomish, King, Skagit and northern Pierce Counties, as well as the Snohomish County Business Journal, a monthly publication focused on business news in Snohomish County, and Seattle’s Child, a monthly parenting magazine.

The Herald’s average paid circulation as reported to ABC for the 12 months ended September 30, 2008 was 48,961 daily (Monday through Friday); 48,709 (Monday through Saturday) and 53,086 Sunday. The aggregate average weekly circulation of The Enterprise Newspapers during the 12-month period ending March 31, 2008 was 73,704 copies as reported by Verified Audit Circulation. The circulation of La Raza del Noroeste during the 3-month period ended September 30, 2008 was 19,499 copies, as reported by Verified Audit Circulation. The monthly circulation of the Snohomish County Business Journal is approximately 14,000 copies. The monthly circulation of Seattle’s Child is approximately 66,000 copies.

2008 FORM 10-K    15

The Herald, The Enterprise Newspapers, the Snohomish County Business Journal, La Raza and Seattle’s Child together employ approximately 84 editors, reporters and photographers.

Greater Washington Publishing

The Company’s Greater Washington Publishing, Inc. subsidiary publishes several free-circulation advertising periodicals that have little or no editorial content and are distributed in the greater Washington, DC, metropolitan area using sidewalk distribution boxes. Greater Washington Publishing’s periodicals of that kind are Apartment Showcase, which is published monthly and has an average circulation of about 52,000 copies; New Homes Guide, which is published six times a year and has an average circulation of about 84,000 copies; and Guide to Retirement Living Sourcebook, which is published nine times a year and has an average circulation of about 55,000 copies. Greater Washington Publishing also produces Washington Spaces, a luxury home and design magazine featuring photographic layouts of visually appealing homes in the greater Washington, DC, area, resource information and editorial content. Washington Spaces, which is distributed by mail (principally on a controlled-circulation basis) and through newsstand sales, is published six times a year and has an average circulation of approximately 75,000 copies.

El Tiempo Latino

El Tiempo Latino LLC, publishes El Tiempo Latino, a weekly Spanish-language newspaper that is distributed free of charge in northern Virginia, suburban Maryland and Washington, DC, using sidewalk news boxes and retail locations that provide space for distribution. El Tiempo Latino provides a mix of local, national and international news together with sports and community-events coverage and has a current circulation of approximately 50,000 copies. Employees of the newspaper handle advertising sales as well as pre-press production, and content is provided by a combination of wire service copy, contributions from freelance writers and photographers and stories produced by the newspaper’s own editorial staff.

Television Broadcasting

Through subsidiaries, the Company owns six VHF television stations located in Houston, TX; Detroit, MI; Miami, FL; Orlando, FL; San Antonio, TX; and Jacksonville, FL; which are, respectively, the 10th, 11th, 16th, 19th, 37th and 47th largest broadcasting markets in the United States.

Five of the Company’s television stations are affiliated with one or another of the major national networks. The Company’s Jacksonville station, WJXT, has operated as an independent station since 2002.

The Company’s 2008 net operating revenues from national and local television advertising and network compensation were as follows:

National	$110,053,000
Local	185,304,000
Network	9,442,000

Total	$304,799,000

16    THE WASHINGTON POST COMPANY

The following table sets forth certain information with respect to each of the Company’s television stations:

Station Location and Year Commercial Operation Commenced	National Market Ranking (a)	Network Affiliation	Expiration Date of FCC License	Expiration Date of Network Agreement	Total Commercial Stations in DMA (b)
					Allocated	Operating
KPRC Houston, TX 1949	10th	NBC	Aug. 1, 2014	Dec. 31, 2016	VHF-3 UHF-11	VHF-3 UHF-11
WDIV Detroit, MI 1947	11th	NBC	Oct. 1, 2013	Dec. 31, 2016	VHF-3 UHF-5	VHF-3 UHF-5
WPLG Miami, FL 1961	16th	ABC	Feb. 1, 2013	Dec. 31, 2009	VHF-5 UHF-8	VHF-5 UHF-8
WKMG Orlando, FL 1954	19th	CBS	Feb. 1, 2013	Apr. 6, 2015	VHF-3 UHF-10	VHF-3 UHF-10
KSAT San Antonio, TX 1957	37th	ABC	Aug. 1, 2014	Dec. 31, 2009	VHF-4 UHF-6	VHF-4 UHF-6
WJXT Jacksonville, FL 1947	47th	None	Feb. 1, 2013	—	VHF-2 UHF-5	VHF-2 UHF-5

(a)	Source: 2008/2009 DMA Market Rankings, Nielsen Media Research, Fall 2008, based on television homes in DMA (see note (b) below).

(b)	Designated Market Area (“DMA”) is a market designation of A.C. Nielsen that defines each television market exclusive of another, based on measured viewing patterns. References to stations that are operating in each market are to stations that are broadcasting analog signals. However, most of the stations in these markets are also engaged in digital broadcasting using the FCC-assigned channels for DTV operations.

The Company’s Detroit, Houston and Miami stations each began digital television (“DTV”) broadcast operations in 1999, while the Company’s Orlando station began such operations in 2001. The Company’s two other stations (San Antonio and Jacksonville) began DTV broadcast operations in 2002.

All of the Company’s television stations either are or in 2009 will be engaged in some form of DTV multicasting. In 2009, all of the Company’s television stations except WDIV will multicast LATV, an entertainment and lifestyle network targeting bilingual Latino youth; and KPRC and WDIV will multicast ThisTV, a general entertainment network.

Regulation of Broadcasting and Related Matters

The Company’s television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended. The FCC, among other things, assigns frequency bands for broadcast and other uses; issues, revokes, modifies and renews broadcasting licenses for particular frequencies; determines the location and power of stations and establishes areas to be served; regulates equipment used by stations and adopts and implements various regulations and policies that directly or indirectly affect the ownership, operations and profitability of broadcasting stations.

Each of the Company’s television stations holds an FCC license that is renewable upon application for an eight-year period.

Digital Television (“DTV”).    The FCC formally approved DTV technical standards in 1996. DTV is a flexible system that permits broadcasters to utilize a single digital signal in various ways, including providing at least one channel of high-definition television (“HDTV”) programming with greatly enhanced image and sound quality and one or more channels of standard-definition television programming (“multicasting”), and that also is capable of accommodating subscription video and data services known as “ancillary and supplementary” services. Broadcasters may offer a combination of services as long as they transmit at least one stream of free video programming on the DTV channel. Broadcasters that offer ancillary and supplementary services must pay a fee to the FCC of 5% of the gross revenues generated from such services. No Company station currently offers ancillary and supplementary services.

While most full-power television stations (including each station owned by the Company) are currently using two broadcast channels to operate both analog and DTV services, Congress previously required broadcasters to terminate analog service by February 17, 2009. Congress recently acted to extend the deadline for the conversion to June 12, 2009. The FCC has issued a public notice outlining procedures applicable to stations that desire to terminate analog service prior to the new deadline.

2008 FORM 10-K    17

To determine the channel on which their stations would operate after they completed their transitions to digital television, broadcasters were generally permitted to choose between each station’s analog channel and DTV channel, provided that those channels were between channels 2 and 51.

All of the Company’s TV stations except WKMG had two channels that are within this range, and they accordingly elected to operate on either their analog or digital channel. Because WKMG’s current DTV channel is not within the permitted range for post-transition channels and technical issues prevent post-transition use of the station’s analog channel, in August 2007 the FCC approved WKMG’s request to use channel 26 as its post-transition DTV channel. All of the Company’s stations are currently engaged in DTV broadcasting and have completed, or expect to complete within the next several months, construction of their final post-transition facilities.

Full-power digital television stations, including the Company’s stations, may experience interference from a variety of sources, such as other full-power stations and low-power television stations that have been authorized to provide digital service on either the low-power station’s existing analog channel or a different channel. In addition, in the future, broadcast stations may experience interference from electronic devices that the FCC may allow to be operated on an unlicensed basis. In November 2008, over objections of the broadcasting industry, the FCC granted wireless providers permission to operate such unlicensed devices. That order, called the “white spaces” order, currently is subject to an appeal. The FCC has adopted rules to limit the amount of interference that full-power digital television stations may cause to other stations. Low-power stations are required to accept interference from and avoid interference to full-power broadcasters. Certain low-power stations, known as “Class A” LPTV stations, have greater interference protection rights, and protecting such stations may limit the Company’s ability to expand its television service in the future.

Public Interest Obligations.    In November 2007, the FCC adopted new “enhanced disclosure” obligations for broadcasters. Among other changes, the FCC announced that it will require broadcasters to (i) report on the amount and type of public interest programming they offer; (ii) make their public inspection files available over the Internet if they have a website; and (iii) include an on-air notice twice daily that consumers may view the station’s public file on its website. These requirements will not become effective until they are approved by the Office of Management and Budget (“OMB”). In July 2008, the FCC submitted only the on-air station notification requirement to the OMB for approval. However, because the requirement is closely linked to the other requirements imposed in the November 2007 decision, the OMB refused to review this submission and directed the FCC to resubmit it at the same time that it submits the related provisions to the OMB. The FCC has not yet done so. Moreover, the FCC is currently considering petitions for reconsideration regarding the requirements, and it is possible that the FCC could modify the requirements in response to those petitions. The November 2007 decision also is subject to judicial review in consolidated cases pending before the U.S. Court of Appeals for the DC Circuit.

In a separate “localism” proceeding, the FCC has requested comment on additional proposals, including (i) its tentative conclusions to adopt license renewal “processing guidelines” that establish minimum amounts of locally-oriented programming to be provided by broadcast licensees and to require broadcasters to establish permanent community advisory boards and (ii) a requirement that a licensee’s main studio be located in its community of license. The localism proceeding is pending at the FCC. It is not possible to predict what, if any, effect it will have on the Company’s operations.

Children’s Programming Obligations.    Pursuant to children’s programming obligations for digital television that took effect in January 2007, stations must air three hours per week of “core” children’s programming on their primary digital video stream and additional core children’s programming if they also broadcast free multicast video streams. Stations must also complete quarterly reports concerning the core programming that they broadcast. “Core” programming includes programming that serves the educational and informational needs of children and meets guidelines specified by the FCC, which generally relate to programming length and time aired. In addition, stations must limit the amount of commercial advertising that may be broadcast during programming intended for young children.

Carriage of Local Broadcast Signals.    Pursuant to the requirements of the 1992 Cable Act, and the FCC rules, a commercial television broadcast station may, under certain circumstances, insist on carriage of either its analog or digital signal on cable systems serving the station’s market area (“must carry”). Alternatively, stations may elect, at three-year intervals that began in October 1993, to forego must-carry rights and allow their signals to be carried only pursuant to a “retransmission consent” agreement. Stations that elect retransmission consent may negotiate for compensation from cable systems in the form of such things as mandatory advertising purchases by the system operator, station promotional announcements on the system and cash payments to the station. Each of the Company’s television stations is being carried on all of the major cable systems in the station’s respective local markets pursuant to retransmission consent agreements.

18    THE WASHINGTON POST COMPANY

Under the FCC’s rules, only stations that broadcast in a DTV-only mode and elect must-carry are entitled to mandatory carriage of their DTV signals. For stations that are entitled to mandatory carriage, only a single stream of video (that is, a single channel of programming), rather than a television broadcast station’s entire DTV signal, is eligible for mandatory carriage by a cable television operator. Thus, a television station currently can obtain carriage of both its analog and digital signals or of a digital multicast stream only through retransmission consent agreements.

The Satellite Home Viewer Improvement Act of 1999 gave commercial television stations the right to elect either must-carry or retransmission consent with respect to the carriage of their analog signals on direct broadcast satellite (“DBS”) systems that choose to provide “local-into-local” service (i.e., to distribute the signals of local television stations to viewers in the local market area). In addition, the Satellite Home Viewer Extension and Reauthorization Act of 2004 gave DBS operators the option to offer FCC-determined “significantly viewed” signals of out-of-market (or “distant”) broadcast stations to subscribers in local markets. Stations made their first DBS carriage election in July 2001, with subsequent elections occurring at three-year intervals beginning in October 2005. The analog signal of each of the Company’s television stations (and the digital signal of most of the Company’s television stations) is being carried by DBS providers EchoStar and DirecTV on a local-into-local basis pursuant to retransmission consent agreements. In a pending proceeding, the FCC has sought comment on how it should apply digital signal carriage rules to DBS providers. The two major DBS operators in the United States are DirecTV and DISH Network.

On or prior to October 1, 2008, the Company elected retransmission consent status for its stations with respect to major cable operators and the two DBS operators. These elections apply to the three-year period from January 1, 2009 through December 31, 2011. Of those agreements that expired at or about December 31, 2008, nearly all (including those with the major cable system in each relevant market) have been renegotiated and provide for continued coverage of the Company’s television stations pursuant to specific terms of the new agreements.

Ownership Limits.    The FCC maintains rules to limit the number and type of media outlets in which a single person or entity may have an attributable interest. The Communications Act requires the FCC to review these ownership rules periodically and to repeal or modify any rule that it determines is no longer in the public interest. Pursuant to such a review, in June 2003, the FCC relaxed several of its local media ownership rules. The FCC’s decision to modify its ownership rules was appealed to the U.S. Court of Appeals for the Third Circuit, which stayed the effectiveness of the new rules, pending the outcome of the appeal. In June 2004, the Third Circuit held that the FCC had not adequately justified its revised rules and remanded the case to the FCC for further proceedings. The Third Circuit’s stay of the new rules remains in effect pending these further proceedings.

In July 2006, the FCC initiated a broad remand proceeding to reconsider the revised rules. In an order released in February 2008, the FCC liberalized its daily newspaper cross-ownership rule. Under the modified rule, the Commission will assess proposed newspaper/broadcast combinations on a case-by-case basis, but in limited circumstances will presumptively approve the common ownership of attributable interests in a newspaper and one television station or one radio station in the 20 largest markets, and will presumptively not approve such interests outside the 20 largest markets. The FCC stated that it would consider permitting newspaper/broadcast cross-ownership in smaller markets if it can be shown either (i) that the broadcast property is “failed” or “failing” or (ii) that the transaction will result in a new source of news in the market, that is, at least seven new hours of local news per week on a broadcast station that previously has not aired local news. Because the U.S. Court of Appeals for the Third Circuit stayed the effectiveness of any modifications to the ownership rules until it reviews the FCC’s compliance with its June 2004 order, the modified daily newspaper cross-ownership rule will not go into effect until the court has completed its review.

In its 2008 order, the FCC declined to modify its other ownership rules, including the local television multiple ownership rule, which generally permits one company to own two television stations in the same market if there are at least eight independently owned full-power television stations in that market (including non-commercial stations and counting the co-owned stations as one), and if at least one of the commonly-owned stations is not among the top-four -ranked television stations in that market. A number of media companies and public interest groups have challenged the FCC’s modification of the daily newspaper cross-ownership rule and its retention of the other ownership rules. These challenges are pending before the U.S. Court of Appeals for the Third Circuit. Several public interest groups also have asked the FCC to reconsider its 2008 order; this request is pending.

By law, a single person or entity may have an attributable interest in an unlimited number of television stations nationwide, as long as the aggregate audience reach of such stations does not exceed 39% of nationwide television households, and as long as the interest complies with the FCC’s other ownership restrictions.

Political Advertising.    The Bipartisan Campaign Reform Act of 2002, among other things, imposed restrictions on certain broadcast, cable television and DBS advertisements that refer to a candidate for federal office. Those restrictions may adversely affect the advertising revenues of the Company’s television stations during campaigns for federal office.

2008 FORM 10-K    19

Some commercial broadcast stations use third-party brokers to sell otherwise unused commercial inventory at below-market prices. The FCC is considering a request that it declare that such sales, when made through Internet brokers, do not affect the calculation of a broadcast station’s lowest unit charge for advertising, which stations must offer to candidates for public office during election periods. An adverse ruling could adversely affect the Company’s ability to obtain revenue from unused inventory.

Broadcast Indecency.    In 2007, the FCC amended its rules to increase the maximum monetary forfeiture for the broadcast of indecent programming from $32,500 per occurrence to $325,000 per occurrence. In June 2007, the U.S. Court of Appeals for the Second Circuit issued a decision vacating certain of the FCC’s proposed forfeitures for the broadcast of so-called “fleeting expletives,” which the FCC had found were indecent. The court concluded that the FCC had failed to articulate a reasoned basis for its decisions and remanded the relevant cases to the FCC for further consideration. The FCC appealed the Second Circuit’s decision to the U.S. Supreme Court, which has not yet issued its decision. In addition, the U.S. Court of Appeals for the Third Circuit found that the FCC acted improperly when it imposed monetary forfeitures in connection with CBS’s 2004 broadcast of a musical performance during the Super Bowl halftime show, which the FCC also had found to be indecent. The FCC has asked the U.S. Supreme Court to consider its appeal of that decision, but has asked the Court not to grant its request until it issues its decision in the “fleeting expletives” case, described above. The FCC’s request is pending. Particularly in light of the increase in forfeiture amounts, the resolution of this litigation could affect the risks associated with operation of the Company’s broadcast television stations.

It is not generally the FCC’s policy to notify licensees when it receives indecency complaints regarding their broadcasts before it issues a formal Letter of Inquiry or takes other enforcement action. As a result, the FCC may have received complaints of which the Company is not aware alleging that one or more of the Company’s stations broadcast indecent material. The Company was notified on January 25, 2008 that the FCC had proposed a monetary forfeiture against station KSAT, along with 51 other television stations, in connection with the station’s broadcast of an allegedly indecent scene in an episode of the drama “NYPD Blue.” KSAT, along with the other affected ABC affiliates, has appealed the FCC’s decision. The case is pending before the U.S. Court of Appeals for the Second Circuit.

Sponsorship Identification.    During 2006 and 2007, a media watchdog group filed a series of complaints at the FCC alleging that various broadcast stations and cable channels violated the FCC’s sponsorship identification rules by broadcasting material provided to them by a third party without disclosing the source of the material. The FCC issued Letters of Inquiry to three Company-owned stations that had been named in the complaints. Specifically, Company-owned station WJXT was named in the first complaint, along with 76 other broadcast stations, and Company-owned stations WKMG and WPLG were named in the second complaint, along with 44 other stations.

In September 2007, the FCC released two decisions proposing monetary forfeitures against a cable operator in connection with a series of news broadcasts identified in the complaints. These decisions do not directly affect the Company, but they are relevant because the FCC typically uses similar standards to evaluate alleged sponsorship identification violations by broadcast stations and cable operators. The FCC’s investigations concerning the three Company stations are pending. It is not possible to predict what further actions (if any) the FCC may take in response to the complaints.

The FCC is conducting proceedings concerning various matters in addition to those described in this section. The outcome of these FCC proceedings and other matters described in this section could adversely affect the profitability of the Company’s television broadcasting operations.

Magazine Publishing

Newsweek, Inc.

Newsweek, Inc. publishes Newsweek, a weekly global forward-looking news and ideas magazine and its digital platform, Newsweek.com. Newsweek is published domestically and internationally. The domestic edition of Newsweek includes more than 100 different geographic or demographic editions that carry substantially identical news and feature material, but enable advertisers to direct messages to specific market areas or demographic groups. Newsweek is sold through subscription mail order sales derived from a number of sources, principally direct-mail promotion, as well as online and on newsstands. Newsweek’s published advertising rates are based on its average weekly circulation rate base and are competitive with those of the other publications in its category. It currently delivers an average weekly rate base of 2,600,000 copies, which will continue through the first half of 2009. Newsweek recently announced plans to reduce its domestic rate base to 1,500,000 copies by January 2010, reflecting a shift in focus to a different demographic that is closer to its core base of loyal subscribers. This demographic consists of a group of subscribers who are more highly educated, who have demonstrated a high level of interest in news and ideas and who have higher

20    THE WASHINGTON POST COMPANY

incomes. This will change Newsweek’s competitive set, making it the largest premium news and ideas magazine, aligned more closely with The Economist, New York magazine, New Yorker, Wired and The Atlantic. Newsweek, Inc. will increase the subscription price of Newsweek and its national advertising rates to reflect a more valuable subscriber base.

Internationally, Newsweek is published in a Europe, Middle East and Africa edition; an Asia edition covering Japan, Korea and south Asia; and a Latin America edition, all of which are in the English language. Editorial copy solely of domestic interest is eliminated in the international editions and is replaced by other international, business or national coverage primarily of interest abroad. Newsweek estimates that the combined average weekly paid circulation for these English-language international editions of Newsweek in 2008 was approximately 460,000 copies.

Newsweek, Inc. has agreements with publishers in a number of foreign countries to produce and distribute foreign-language editions of Newsweek abroad. Currently, Newsweek is published in Japanese, Korean, Spanish, Arabic, Polish, Russian and Turkish. In addition to containing selected stories translated from Newsweek’s various U.S. and foreign editions, each of these magazines includes editorial content created by a staff of local reporters and editors. Newsweek estimates that the combined average weekly paid circulation of the various foreign-language international editions of Newsweek was approximately 678,000 copies in 2008.

The online version of Newsweek includes material from Newsweek’s print edition, as well as original content. Newsweek assumed responsibility for producing Newsweek.com from WPNI effective January 1, 2009. Newsweek.com maintains a content-sharing, co-branding and traffic relationship with MSNBC.com that has evolved from a contractual relationship that was established in 2000.

Arthur Frommer’s Budget Travel magazine, another Newsweek publication, was published 10 times during 2008 and had an average paid circulation of more than 600,000 copies. Budget Travel is headquartered in New York City and has its own editorial staff. Newsweek assumed responsibility for production of BudgetTravel.com on January 1, 2009.

Other Activities

CourseAdvisor, Inc.

CourseAdvisor, Inc., an online lead generation provider headquartered in Wakefield, MA, operates as an independent subsidiary of the Company. Through its search engine marketing expertise and proprietary technology platform, CourseAdvisor generates student leads for the post-secondary education market.

Bowater Mersey Paper Company

The Company owns 49% of the common stock of Bowater Mersey Paper Company Limited, the majority interest in which is held by a subsidiary of AbitibiBowater, Inc. Bowater Mersey owns and operates a newsprint mill near Halifax, Nova Scotia, and also owns extensive woodlands that provide part of the mill’s wood requirements. In 2008, Bowater Mersey produced about 258,875 tons* of newsprint.

Production and Raw Materials

The Washington Post, Express and El Tiempo Latino are all produced at the printing plants of WP Company in Fairfax County, VA, and Prince George’s County, MD. The Herald, The Enterprise Newspapers, the SCBJ and La Raza del Noroeste are produced at The Daily Herald Company’s plant in Everett, WA, while The Gazette Newspapers and Southern Maryland Newspapers are printed at the commercial printing facilities owned by Post–Newsweek Media, Inc. (10 military papers, 3 free weeklies and 1 paid weekly from Southern Maryland are printed at Chesapeake Publishing in Easton, MD). Greater Washington Publishing’s periodicals are produced by independent contract printers. The Post plans to close its printing plant located in College Park, MD, in 2009 and will not move two printing presses to its Springfield, VA, plant by 2010, as previously announced.

In 2008, The Washington Post, Express and El Tiempo Latino collectively consumed about 136,000 tons* of newsprint. Such newsprint was purchased from a number of suppliers, including AbitibiBowater, Inc., which supplied approximately 53% of the 2008 newsprint requirements for these newspapers. Although for many years some of the newsprint purchased by WP Company from Bowater Incorporated typically was provided by Bowater Mersey Paper Company Limited (in which, as noted previously, the Company owns an interest), since 1999 none of the newsprint delivered to WP Company has come from that source.

The price of newsprint has historically been volatile. During 2008, the RISI East Coast Newsprint Price Index, which provides monthly single-price estimates based on marketplace surveys of both buyers and sellers, for 30-lb. newsprint (the kind of newsprint used by The Washington Post and most of the newspapers published by Post–Newsweek Media, Inc.),

*	All references in this report to newsprint tonnage and prices refer to short tons (2,000 pounds) and not to metric tons (2,204.6 pounds), which are often used in newsprint quotations.

2008 FORM 10-K    21

ranged (on a short-ton basis) from a low of $540 per ton in January to a high of $699 per ton in November. (Because of quantity discounts and other factors, the RISI index prices do not necessarily correspond with the prices actually paid by the Company’s subsidiaries for newsprint.) The Company believes that adequate supplies of newsprint are available to The Washington Post and the other newspapers published by the Company’s subsidiaries through contracts with various suppliers. More than 90% of the newsprint consumed by WP Company’s printing plants includes recycled content. The Company owns 80% of the stock of Capitol Fiber Inc., which handles and sells to recycling industries old newspapers, paper and other recyclable materials collected in Washington, DC, Maryland and northern Virginia.

Newsweek’s domestic edition is produced by two independent contract printers at four separate plants in the United States; advertising inserts and photo-offset films for the domestic edition are also produced by independent contractors. The international editions of Newsweek are printed in England, Singapore, the Netherlands, South Africa and Hong Kong. Since 1997, Newsweek and a subsidiary of Time Warner have used a jointly owned company based in England to provide and procure production and distribution services for the Europe, Middle East and Africa edition of Newsweek and the Europe edition of Time. In 2002, this jointly owned company began providing certain production and distribution services for the Asian editions of these magazines. Budget Travel is produced by an independent contract printer.

The domestic edition of Newsweek consumed about 20,000 tons of paper in 2008, the bulk of which was purchased from five major suppliers. The current cost of body paper (the principal paper component of the magazine) is approximately $1,060 per ton.

In 2008, the operations of The Daily Herald Company and Post–Newsweek Media, Inc. consumed approximately 5,900 and 15,993 tons* of newsprint, respectively, which were obtained in each case from various suppliers. Approximately 66% of the newsprint used by The Daily Herald Company and 66% of the newsprint used by Post-Newsweek Media, Inc. includes recycled content.

More than 90% of the aggregate domestic circulation of both Newsweek and Budget Travel is delivered by periodical (formerly second-class) mail, and most subscriptions for such publications are solicited by either first-class or standard (formerly third-class) mail. Thus, substantial increases in postal rates for these classes of mail could have a significant negative impact on the operating income of these business units. Postal rates have increased in each of the past three years. Future postal rate increases generally will be limited to increases in the Consumer Price Index. Newsweek’s 2008 postage costs increased by approximately $2.7 million. Effective May 2008, the rate increase for all classes of mail was 2.4%, which will increase Newsweek’s 2009 postal costs (January through April) by about $0.5 million. In February 2009, the Postal Service announced rate increases of 4.8% for first-class, 3.9% for standard and 4.0% for periodical mail effective May 11, 2009. It is anticipated that these increases will increase Newsweek’s 2009 postal costs (May through December) by approximately an additional $1.3 million.

Competition

Kaplan’s businesses operate in highly fragmented and competitive markets. Kaplan’s Higher Education Division competes with both facilities-based and other distance-learning providers of similar educational services, including not-for-profit colleges and universities and for-profit businesses. Kaplan Test Prep competes in each of its test preparation product lines with a variety of regional and national test preparation businesses, as well as with individual tutors and in-school preparation for standardized tests. Kaplan’s Score Education subsidiary competes with other regional and national learning centers, individual tutors and other educational businesses that target parents and students. Kaplan PMBR competes with online providers of Multistate Bar Exam preparation services, as well as with various bar review providers (the largest of which is BAR/BRI, a unit of The Thomson Corporation) that prepare students for the multistate portion of the bar exam in addition to the state-specific portion of the exam. Kaplan’s Professional Division competes with other companies that provide alternative or similar professional training, test preparation and consulting services. Overseas, each of Kaplan’s businesses competes with other for-profit companies and, in certain instances, with governmentally supported schools and institutions that provide similar training and educational programs.

Cable television systems operate in a highly competitive environment. In addition to competing with over-the-air reception, cable television systems face competition from various other forms of video program delivery systems, including DBS services, telephone companies and the Internet. Certain of the Company’s cable television systems have also been partially or substantially overbuilt, using conventional cable system technology by various small to mid-sized independent telephone companies, which typically offer cable modem and telephone service, as well as basic cable service. Even without constructing their own cable plant, local telephone companies compete with cable television systems in the delivery of high-speed Internet access by providing DSL service. In addition, some telephone companies have entered into strategic partnerships with DBS operators that permit the telephone company to package the video programming services

*	All references in this report to newsprint tonnage and prices refer to short tons (2,000 pounds) and not to metric tons (2,204.6 pounds), which are often used in newsprint quotations.

22    THE WASHINGTON POST COMPANY

of the DBS operator with the telephone company’s own DSL service, thereby competing with the video programming and cable modem services being offered by existing cable television systems. Satellite-delivered broadband and high-powered WiMax services will increasingly provide competition to Cable ONE. Finally, video programming is becoming increasingly available on the Internet, where viewers can watch programming for free, as well as access pay-per-view offerings. Cable ONE distinguishes itself from its competition by consistently attaining very high levels of customer satisfaction.

The Washington Post competes in the Washington, DC, metropolitan area with The Washington Times, a newspaper that has published weekday editions since 1982 and Saturday and Sunday editions since 1991. The Post also encounters competition in varying degrees from other newspapers and specialized publications distributed in The Post’s circulation area (including newspapers published in suburban and outlying areas and nationally circulated newspapers), and from websites, television, radio, magazines and other advertising media, including direct-mail advertising. Express similarly competes with various other advertising media in its service area, including both daily and weekly free-distribution newspapers.

The websites produced by Washington Post Digital face competition from many other Internet services (particularly in the case of washingtonpost.com from services that feature national and international news), as well as from alternative methods of delivering news and information. In addition, other Internet-based services, including search engines, are carrying significant amounts of advertising, and the Company believes that such services have adversely affected the Company’s print publications and, to a lesser extent, its television broadcasting operations, all of which rely on advertising for the majority of their revenues. National online classified advertising has become a particularly crowded field, with competitors such as Amazon and eBay aggregating large volumes of content into national classified or direct-shopping databases covering a broad range of product lines. Some nationally managed sites, such as Fandango and Weather.com, also offer local information and services (in the case of those sites, movie information and tickets and local weather). In addition, major national search engines have entered local markets. For example, Google and Yahoo! have launched local services that offer directory information for local markets with enhanced functionality, such as mapping and links to reviews and other information. At the same time, other competitors are focusing on vertical niches in specific content areas. For example, AutoTrader.com and Autobytel.com aggregate national car listings; Realtor.com and move.com aggregate national real estate listings; Monster.com, Yahoo! Hotjobs (which is owned by Yahoo!) and CareerBuilder.com (which is jointly owned by Gannett, McClatchy, Tribune Co. and Microsoft) aggregate employment listings. All of these vertical-niche sites can be searched for local listings, typically by using ZIP codes. Finally, several services challenge established business models. Many of these are free classified sites, one of which is craigslist.com. In addition, the role of the free classified board as a center for community information has been expanded by “hyper local” neighborhood sites, such as dcurbanmom.com (which provides community information to mothers in the Washington, DC, metro area). Slate, The Big Money, The Root, and Foreign Policy compete for readers with many other political, lifestyle, and business publications, both online and in print, and compete for advertising revenue with those publications, as well as with a wide variety of other print publications and online services, plus other forms of advertising.

The Herald circulates principally in Snohomish County, WA; its chief competitors are the Seattle Times and the Seattle Post-Intelligencer, which are daily and Sunday newspapers published in Seattle and whose Snohomish County circulation is principally in the southwest portion of the county. Since 1983, the two Seattle newspapers have consolidated their business and production operations and combined their Sunday editions pursuant to a joint operating agreement, although they continue to publish separate daily newspapers. In January 2009, the Hearst Corporation, owner of the Seattle Post-Intelligencer, announced its intention to sell or close the paper within 60 days. The Enterprise Newspapers are distributed in south Snohomish and north King Counties, where their principal competitors are the Seattle Times and The Journal Newspapers, a group of monthly controlled-circulation newspapers. Numerous other newspapers and shoppers are distributed in The Herald’s and The Enterprise Newspapers’ principal circulation areas. La Raza del Noroeste’s principal competitors in its circulation territory are the weekly Spanish-language newspapers El Mundo and Seattle Latino, although it also competes with various other Spanish-language media. The chief competitor for the Snohomish County Business Journal is the Puget Sound Business Journal, with parenting publication Parent Map serving as the principal competitor for Seattle’s Child.

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

2008 FORM 10-K    23

compete with many other advertising vehicles available in their service areas, including the Calvert County Independent and St. Mary’s Today, weekly paid-circulation community newspapers; along with the County Times, a free weekly; and The Pennysaver, a shopper.

The Examiner, a free newspaper containing national and international as well as local news, is being published six days a week in northern Virginia, suburban Maryland and Washington, DC. The Examiner’s home edition is delivered to targeted ZIP codes on Thursdays and Sundays. A street edition is distributed on Mondays, Tuesdays, Wednesdays and Fridays within the Washington, DC, metropolitan area. The Examiner competes in varying degrees with The Gazette Newspapers, Express and The Washington Post.

The advertising periodicals published by Greater Washington Publishing compete with many other forms of advertising available in their distribution area, as well as with various other free-circulation advertising periodicals.

El Tiempo Latino competes with other Spanish-language advertising media available in the Washington, DC, area, including several other Spanish-language newspapers.

The Company’s television stations compete for audiences and advertising revenues with television and radio stations, cable television systems and video services offered by telephone companies serving the same or nearby areas; with direct broadcast satellite services; and, to a lesser degree, with other media, such as newspapers and magazines. Cable television systems operate in substantially all of the areas served by the Company’s television stations, where they compete for television viewers by importing out-of-market television signals; by distributing pay-cable, advertiser-supported and other programming that is originated for cable systems; and by offering movies and other programming on a pay-per-view basis. In addition, DBS services provide nationwide distribution of television programming (including pay-per-view programming and programming packages unique to DBS) using digital transmission technologies. The Company’s television stations may also become subject to increased competition from low-power television stations, wireless cable services and satellite master antenna systems (which can carry pay-cable and similar program material). Major TV networks offer some of their programming on their Internet sites free of charge.

According to figures compiled by Publishers’ Information Bureau, Inc., of the 253 magazines reported on by the Bureau, Newsweek ranked 11th in total advertising revenues in 2008, when it received approximately 1.5% of all advertising revenues of the magazines included in the report. The magazine industry is highly competitive, both within itself and with other advertising media (including Internet-based media) that compete for audience and advertising revenue.

Executive Officers

The executive officers of the Company, each of whom is elected annually by the Board of Directors, are as follows:

Donald E. Graham, age 63, has been Chairman of the Board of the Company since September 1993 and Chief Executive Officer of the Company since May 1991. Mr. Graham served as President of the Company from May 1991 until September 1993 and prior to that had been a Vice President of the Company for more than five years. Mr. Graham also served as Publisher of The Washington Post from 1979 until September 2000 and as Chairman from September 2000 to February 2008.

Veronica Dillon, age 59, became Senior Vice President in June 2008 and the Vice President, General Counsel and Secretary of the Company in January 2007. Ms. Dillon began her career with the Company in February 1991 as corporate counsel at Kaplan, Inc. She was subsequently named General Counsel at Kaplan in June 1995 and then served as Kaplan’s Chief Administrative Officer beginning in December 2003.

Boisfeuillet Jones, Jr., age 62, became Vice Chairman of the Company and Chairman of The Washington Post in February 2008. Mr. Jones joined The Washington Post in 1980 as Vice President and counsel. In 1995, he became President and General Manager and was named Associate Publisher in January 2000. In September 2000, he succeeded Donald Graham as Publisher and Chief Executive Officer of The Washington Post.

Hal S. Jones, age 56, became Senior Vice President–Finance of the Company in November 2008, and Chief Financial Officer in January 2009. He had most recently been chief executive officer of Kaplan Professional, responsible for Kaplan’s professional businesses in financial services, real estate, technology and engineering in the United States and the United Kingdom. Mr. Jones has spent 19 years at The Washington Post Company and Kaplan, serving in a variety of senior management positions with a focus on finance, auditing and accounting.

Ann L. McDaniel, age 53, became Senior Vice President–Human Resources of the Company in June 2008, and was formerly Vice President–Human Resources since September 2001. She also serves as Managing Director of Newsweek, a position she assumed in January 2008. Ms. McDaniel had previously served as Senior Director of Human Resources of the Company since January 2001 and before that held various editorial positions at Newsweek.

24    THE WASHINGTON POST COMPANY

John B. Morse, Jr., age 62, became Senior Vice President–Finance in June 2008, and was Chief Financial Officer and formerly Vice President–Finance from November 1989 until his retirement at the end of 2008. He joined the Company as Vice President and Controller in July 1989 and prior to that had been a partner of Price Waterhouse.

Gerald M. Rosberg, age 62, became Senior Vice President–Planning and Development of the Company in June 2008, and was formerly Vice President–Planning and Development since February 1999. He had previously served as Vice President–Affiliates at The Washington Post, a position he assumed in November 1997. Mr. Rosberg joined the Company in January 1996 as The Post’s Director of Affiliate Relations.

Wallace R. Cooney, age 46, became Vice President–Finance and Chief Accounting Officer of the Company in June 2008. Mr. Cooney joined the Company in 2001 as Controller, and prior to that had been with Gannett Co., Inc. and Price Waterhouse LLP.

Employees

The Company and its subsidiaries employ approximately 20,000 persons on a full-time basis.

Worldwide, Kaplan employs approximately 13,200 persons on a full-time basis. Kaplan also employs substantial numbers of part-time employees who serve in instructional and administrative capacities. During peak seasonal periods, Kaplan’s part-time workforce exceeds 18,500 employees.

Cable ONE has approximately 2,372 full-time employees, none of whom is represented by a union.

WP Company has approximately 2,121 full-time employees. About 1,209 of that unit’s full-time employees and about 378 part-time employees are represented by one or another of five unions. Collective bargaining agreements are currently in effect with locals of the following unions covering the full-time and part-time employees and expiring on the dates indicated: 982 editorial, newsroom and commercial department employees represented by the Communications Workers of America (May 7, 2009); 37 machinists represented by the International Association of Machinists (January 10, 2011); 23 photoengravers-platemakers represented by the Graphic Communications Conference of the International Brotherhood of Teamsters (February 7, 2010); 57 paper handlers and general workers represented by the Graphic Communications Conference of the International Brotherhood of Teamsters (November 16, 2011). The agreement covering 435 mailroom workers represented by the Communications Workers of America expired on May 18, 2003; efforts to negotiate a new agreement were unsuccessful, and in early 2006, WP Company declared an impasse and implemented parts of its last contract offer for employees in a particular job category. The agreement covering 25 electricians represented by the International Brotherhood of Electrical Workers expired on December 13, 2007; negotiations have yet to produce a successor agreement. Also, the agreement covering 28 engineers, carpenters and painters represented by the International Union of Operating Engineers expired on April 12, 2008; negotiations have yet to produce a successor agreement. On February 7, 2008, WP Company announced that a Voluntary Retirement Incentive Program would be offered to some employees of The Washington Post newspaper. The program was accepted by 231 employees across the newspaper.

Washingtonpost.Newsweek Interactive has approximately 368 full-time and 17 part-time employees, none of whom is represented by a union.

Of the approximately 257 full-time and 76 part-time employees at The Daily Herald Company, about 60 full-time and 3 part-time employees are represented by one or another of three unions. The newspaper’s collective bargaining agreement with the Graphic Communications Conference of the International Brotherhood of Teamsters, which represents press operators, expires on March 15, 2011; its agreement with the Communications Workers of America, which represents printers and mailers, expires on October 31, 2009; and its agreement with the International Brotherhood of Teamsters, which represents bundle haulers, expires on September 22, 2010.

The Company’s broadcasting operations have approximately 950 full-time employees, of whom about 190 are union-represented. Of the eight collective bargaining agreements covering union-represented employees, four have expired and are being renegotiated. One collective bargaining agreement will expire in 2009.

Newsweek has approximately 504 full-time employees as of December 31, 2008 (including about 100 editorial employees represented by the Communications Workers of America under a collective bargaining agreement that expired on January 1, 2009 and is currently being renegotiated). On February 6, 2008, Newsweek offered a Voluntary Retirement Incentive Program that will be funded primarily through the Company’s pension plans. Approximately 152 employees were eligible to take this early retirement and 117 accepted the program. On December 11, 2008, Newsweek offered an additional 83 employees the right to participate in the Voluntary Retirement Incentive Program and 43 accepted. A somewhat reduced workforce will result from the program.

2008 FORM 10-K    25

Post–Newsweek Media, Inc. has approximately 434 full-time and 127 part-time employees. Robinson Terminal Warehouse Corporation (the Company’s newsprint warehousing and distribution subsidiary), Greater Washington Publishing, Inc., Express Publications Company, LLC and El Tiempo Latino LLC each employs fewer than 100 persons. None of these units’ employees is represented by a union.

Forward-Looking Statements

All public statements made by the Company and its representatives that are not statements of historical fact, including certain statements in this Annual Report on Form 10-K and elsewhere in the Company’s 2008 Annual Report to Stockholders, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include comments about the Company’s business strategies and objectives, the prospects for growth in the Company’s various business operations and the Company’s future financial performance. As with any projection or forecast, forward-looking statements are subject to various risks and uncertainties, including the risks and uncertainties described in Item 1A of this Annual Report on Form 10-K, that could cause actual results or events to differ materially from those anticipated in such statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by or on behalf of the Company. The Company assumes no obligation to update any forward-looking statement after the date on which such statement is made, even if new information subsequently becomes available.

Available Information

The Company’s Internet address is www.washpostco.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with the Securities and Exchange Commission. In addition, the Company’s Certificate of Incorporation, its Corporate Governance Guidelines, the Charters of the Audit and Compensation Committees of the Company’s Board of Directors and the codes of conduct adopted by the Company and referred to in Item 10 of this Annual Report on Form 10-K are each available on the Company’s website; printed copies of such documents may be obtained by any stockholder upon written request to the Secretary of the Company at 1150 15th Street, NW, Washington, DC 20071.

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

•

Reductions in the Amount of Funds Available to Students, including under the Federal Title IV Programs, in Kaplan’s Higher Education Schools Or Changes in the Terms on Which Such Funds Are Made Available

During the Company’s 2008 fiscal year, funds provided under the student financial aid programs created under Title IV of the Federal Higher Education Act accounted for approximately $904 million of the net revenues of the schools in Kaplan’s Higher Education Schools. Any legislative, regulatory or other development that has the effect of materially reducing the amount of Title IV financial assistance or other funds available to the students of those schools would have a significant adverse effect on Kaplan’s operating results. In addition, any development that has the effect of making the terms on which Title IV financial assistance or other funds are available to students of those schools materially less attractive could have an adverse effect on Kaplan’s operating results.

•	Tighter Lending Standards Imposed by Private Lenders

Students obtain financing from a number of sources. In addition to funds available under the Federal Title IV programs in the form of federal loans and grants, students often obtain loans from private lenders. In response to a general tightening in the credit markets, lenders have announced that they will apply more stringent lending standards for loans to students. In late 2008, Kaplan Higher Education experienced a significant reduction in the ability of its students to obtain loans from private lenders, which could lead to reduced enrollment in Kaplan schools. Kaplan Higher Education estimates that approximately 5% of its revenue comes from students who obtain loans from private lenders. To counter the loss of loans from private lenders, Kaplan Higher Education commenced an institutional loan program directly lending to its students to fund their education.

26    THE WASHINGTON POST COMPANY

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

Kaplan Higher Education ground campuses and online university are authorized to operate and to grant degrees, certificates or diplomas by the applicable state agency of each state where such authorization is required. Such state authorization is required for each campus located in the state or, in the case of states that require it, for Kaplan University online to offer post-secondary education. In either case, state authorization is required for students at Higher Education campuses or enrolled in online programs to be eligible to participate in Title IV programs. The loss of such authorization would preclude the campuses or online university from offering post-secondary education and render students ineligible to participate in Title IV programs. Loss of authorization at those state campus locations or, in states that require it for Kaplan University online, could have a material adverse effect on Kaplan Higher Education’s business.

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

The Company’s Kaplan subsidiary has historically been an active acquirer of businesses that provide educational services. Consistent with this historical trend, during 2008 Kaplan completed a total of nine acquisitions. Acquisitions involve various inherent risks and uncertainties, including difficulties in efficiently integrating the service offerings, accounting and other administrative systems of an acquired business; the challenges of assimilating and retaining key personnel; the consequences of diverting the attention of senior management from existing operations; the possibility that an acquired business does not meet or exceed the financial projections that supported the purchase price; and the possible failure of the due diligence process to identify significant business risks or undisclosed liabilities associated with the acquired business. A failure to effectively manage growth and integrate acquired businesses could have a material adverse effect on Kaplan’s operating results.

•	Difficulties of Managing Foreign Operations

Kaplan has operations and investments in a growing number of foreign countries, including Canada, Mexico, the United Kingdom, Ireland, France, Israel, Australia, New Zealand, Singapore, India and China. Operating in foreign countries presents a number of inherent risks, including the difficulties of complying with unfamiliar laws and regulations, effectively managing and staffing foreign operations, successfully navigating local customs and practices, preparing for potential political and economic instability and adapting to currency exchange rate fluctuations. The failure to manage these risks could have a material adverse effect on Kaplan’s operating results.

•	Negative Impact of Recent Financial Market Crisis and Economic Downturn, Particularly in the Specific Geographic Markets Served by the Company’s Publishing and Television Broadcasting Businesses

A significant portion of the Company’s revenues in its publishing and broadcasting businesses comes from advertising. The demand for advertising is sensitive to the overall level of economic activity, both nationally and locally. The financial

2008 FORM 10-K    27

market crisis and economic downturn has reduced advertising expenditures of many of our advertisers, which has had a negative impact on the operating results of the Company’s newspaper and magazine publishing and television broadcasting businesses. A continued decline in general economic conditions in the United States may have a material adverse effect on the operating results of the Company’s businesses.

•	Changing Preferences of Readers Or Viewers Away From Traditional Media Outlets

The rates that the Company’s publishing and television broadcasting businesses can charge for advertising are directly related to the number of readers and viewers of its publications and broadcasts. There is tremendous competition for readers and viewers from other media. The Company’s publishing and television broadcasting businesses will be adversely affected to the extent that individuals decide to obtain news, entertainment, classified listings and local shopping information from Internet-based or other media to the exclusion of the Company’s publications and broadcasts.

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

•	Changes in the Nature and Extent of Government Regulations, Particularly in the Case of Television Broadcasting, Cable Television, and VoIP Services

The Company’s television broadcasting and cable television businesses operate in highly regulated environments. The Company’s VoIP services business also is subject to a growing degree of regulation. Complying with applicable regulations has significantly increased, and may continue to increase, the costs and reduced the revenues of these businesses. Changes in regulations have the potential to further negatively impact those businesses, not only by increasing compliance costs and (through restrictions on certain types of advertising, limitations on pricing flexibility or other means) reducing revenues, but also by possibly creating more favorable regulatory environments for the providers of competing services. More generally, all of the Company’s businesses could have their profitability or their competitive positions adversely affected by significant changes in applicable regulations.

•	Potential Liability for Patent Infringement in the Cable Industry

Providers of services similar to those offered by the Company’s Cable ONE subsidiary have been the target of patent infringement claims from time to time relating to such matters as cable system architecture, electronic program guides, cable modem technology and VoIP services. Although we cannot predict the impact at this juncture, if any such claims are successful, the outcome would likely affect Cable ONE, as well as all other cable operators in the United States.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Directly or through subsidiaries, Kaplan owns a total of 11 properties: a 30,000-square-foot six-story building located at 131 West 56th Street in New York City, which serves as an educational center primarily for international students; a 39,000- square-foot four-story brick building and a 19,000 square-foot two-story brick building in Lincoln, NE, each of which is used by Kaplan University; a 4,000-square-foot office condominium in Chapel Hill, NC, which it utilizes for its

28    THE WASHINGTON POST COMPANY

Test Prep business; a 15,000-square-foot three-story building in Berkeley, CA, used for its Test Prep and English-language training businesses; a 25,000-square-foot one-story building in Omaha, NE, which is currently vacant; a 131,000-square-foot five-story brick building in Manchester, NH, used by Hesser College; a 25,000-square-foot building in Hammond, IN, used by Kaplan Career College (formerly Sawyer College); a 45,000-square-foot three-story brick building in Houston, TX, used by the Texas School of Business; and a 34,000-square-foot building in London, U.K., and a 2,200-square-foot building in Oxfordshire, U.K., each of which is used by Holborn College. Kaplan University’s corporate offices, together with a data center, call center and employee-training facilities, are located in two 97,000-square-foot leased buildings located on adjacent lots in Ft. Lauderdale, FL. Both of those leases will expire in 2017. In December 2008, Kaplan University entered into an agreement to lease a two-story, 124,500-square-foot building in Orlando, FL, to house additional call center and employee-training facilities, and a data center. One floor at the Orlando facility will be sublet to a third party through July of 2009. Kaplan’s distribution facilities for most of its domestic publications are located in a 291,000-square-foot warehouse in Aurora, IL, under a lease expiring in 2017. Kaplan’s headquarters offices are located at 888 7th Avenue in New York City, where Kaplan rents space on three floors under a lease that will expire in 2017. Overseas, DBS’s facilities in Dublin, Ireland, are located in nine buildings aggregating approximately 79,000 square feet of space that have been rented under leases expiring between 2009 and 2029. Kaplan Publishing has an office and distribution warehouse in Wokingham, Berkshire, of 25,000 square feet, under a lease expiring in 2016. Kaplan Financial’s largest leaseholds are office and instructional space in London of 33,000 square feet (which lease will expire in 2033), 21,000 square feet (which lease will expire in 2015), and 28,000 square feet (comprising six separate leases, which leases will expire in 2015); office and instructional space in Birmingham of 23,500 square feet (comprising two separate leases, which leases will expire in 2017); office and instructional space in Manchester of 26,000 square feet (comprising five separate leases, which leases will expire in 2027); and office and instructional space in Wales of 34,000 square feet (on an open-ended lease with termination on 12 months’ notice). Kidum has 44 locations throughout Israel, all of which are occupied under leases expiring between 2009 and 2012. All other Kaplan facilities in the United States and overseas (including administrative offices and instructional locations) also occupy leased premises.

WP Company owns the principal offices of The Washington Post in downtown Washington, DC, including both a seven-story building in use since 1950 and a connected nine-story office building on contiguous property completed in 1972 in which the Company’s principal executive offices are located. WP Company also owns and occupies a small office building on L Street which is connected to The Post’s office building. Additionally, WP Company owns land on the corner of 15th and L Streets, NW, in Washington, DC, adjacent to The Post’s office building. This land is leased on a long-term basis to the owner of a multi-story office building that was constructed on the site in 1982. WP Company rents one floor in this building, which it has subleased to a third party.

WP Company owns a printing plant in Fairfax County, VA, which was built in 1980 and expanded in 1998. That facility is located on 19 acres of land owned by WP Company. WP Company also owns a printing plant and distribution facility in College Park, MD, which was built in 1998 on a 17-acre tract of land owned by WP Company. As noted previously, WP Company plans to close this facility in 2009.

The Daily Herald Company owns its plant and office building in Everett, WA; it also owns two warehouses and a small rental building adjacent to its plant, as well as a small office building in Lynnwood, WA.

Early in 2007, Post–Newsweek Media, Inc. completed the construction of a two-story combination office building and printing plant on a 7-acre plot in Laurel, MD. In July 2006, The Gazette sold the two-story brick building in Gaithersburg, MD, that served as its headquarters, although certain editorial and administrative personnel occupied the building until early 2008. At this time, the staff moved into the renovated two-story brick building, also in Gaithersburg, that had formerly held the Montgomery County printing operations for Post–Newsweek Media. The Company closed a printing facility in Waldorf, MD, in 2008 that served as the headquarters for the Southern Maryland Newspapers. In May 2007, the Company finished construction of a one-story brick building in St. Mary’s County and moved that county’s editorial and sales staff to this property. In addition to this owned property, Post–Newsweek Media leases editorial and sales office space in Alexandria, VA, and in Frederick, Carroll, Calvert and Prince George’s Counties, MD.

The headquarters offices of the Company’s broadcasting operations are located in Detroit, MI, in the same facilities that house the offices and studios of WDIV. That facility and those that house the operations of each of the Company’s other television stations are all owned by subsidiaries of the Company, as are the related tower sites (except in Houston, Orlando and Jacksonville, where the tower sites are 50% owned). In January 2007, the Company’s Post–Newsweek Stations subsidiary purchased a 5.8-acre site north of Miami on which it is constructing a new building to house the operations of WPLG and sold WPLG’s existing facility in Miami. WPLG will continue to occupy this facility pursuant to a lease with the new owner until the new building in completed.

2008 FORM 10-K    29

The principal offices of Newsweek are located at 251 West 57th Street in New York City, where Newsweek rents space on nine floors. The lease term on this space will expire on April 30, 2009. Newsweek has executed a 15-year lease at 395 Hudson Street, also in New York City, for approximately 18% less space than currently occupied with occupancy commencing at the termination of the current lease. Remodeling of the new space has commenced. The lease on this new space, subject to renewal rights, will expire on April 30, 2024. Budget Travel’s offices are also located in New York City, where they occupy premises under a lease that was renewed through 2015. Newsweek also leases a portion of a building in Mountain Lakes, NJ, to house its accounting, production and distribution departments. The lease on this space will expire on July 31, 2012, but is renewable for one 5-year period at Newsweek’s option.

The headquarters offices of the Cable Television Division are located in a three-story office building in Phoenix, AZ, that was purchased by Cable ONE in 1998. Cable ONE purchased an adjoining two-story office building in 2005; that building is currently leased to third-party tenants. The majority of the offices and head-end facilities of the Division’s individual cable systems are located in buildings owned by Cable ONE. Most of the tower sites used by the Division are leased. In addition, the Division houses call-center operations in 60,000 square feet of rented space in Phoenix under a lease that will expire in 2013.

Robinson Terminal Warehouse Corporation owns two wharves and several warehouses in Alexandria, VA. These facilities are adjacent to the business district and occupy approximately 7 acres of land. Robinson also owns two partially developed tracts of land in Fairfax County, VA, aggregating about 20 acres. These tracts are near The Washington Post’s Virginia printing plant and include several warehouses. Robinson also owns 23 acres of undeveloped land on the Potomac River in Charles County, MD.

WPNI occupies 85,000 square feet of office space in Arlington, VA, under a lease that will expire in 2015. Express Publications Company subleases part of this space. In addition, WPNI leases space in Washington, DC, and Los Angeles and subleases space from Newsweek in New York City for Slate’s offices in those cities. WPNI also leases office space for WPNI sales representatives in New York City, Chicago, San Francisco and Los Angeles. In January of 2008, WPNI entered into a two-year sublease for office space in Washington, DC, to house Foreign Policy magazine.

Greater Washington Publishing’s offices are located in leased space in Vienna, VA, while El Tiempo Latino’s offices are located in leased space in Arlington, VA.

Item 3. Legal Proceedings.

Kaplan, Inc., a subsidiary of the Company, is a party to a previously disclosed class action antitrust lawsuit filed on April 29, 2005, by purchasers of BAR/BRI bar review courses in the U.S. District Court for the Central District of California. On February 2, 2007, the parties filed a settlement agreement with the court together with documents setting forth a procedure for class notice. The court approved the terms of the settlement on July 9, 2007. However, certain class members filed an appeal to the case to the U.S. Court of Appeals for the Ninth Circuit, and that appeal remains pending. Effectiveness of the settlement is subject to court approval. On February 6, 2008, Kaplan was served with a purported class action lawsuit alleging substantially similar claims as the previously settled lawsuit. The putative class included all persons who purchased a bar review course from BAR/BRI in the United States since 2006 and all potential future purchasers of bar review courses. On April 15, 2008, the court granted defendants’ motion to dismiss. An appeal was filed by the plaintiffs on May 20, 2008. The appeal is pending in the U.S. Court of Appeals for the Ninth Circuit. Kaplan intends to vigorously defend this lawsuit.

On June 17, 2008, the Kaplan Aspect teachers filed a complaint in California Superior Court in San Francisco against Kaplan, Inc. and Aspect Education, Inc. alleging wage and hour violations on behalf of a putative class of California teachers. The Company is defending the complaint.

In 2007, the Company became aware of several state attorneys general who have opened inquiries or investigations into arrangements between lenders and institutions of higher education. Subsidiaries of the Company received requests for information from the Attorneys General of the states of Arizona, Iowa and Maryland regarding relationships with student loan providers. The Company also became aware of similar requests from members of the U.S. Congress to at least one lender with regard to its relationship with the Company and its subsidiaries, as well as other institutions of higher education. The Company believes that these governmental authorities are conducting wide-ranging inquiries of student lending practices generally, which, among other things, led to new legislation and other regulatory proposals and changes in 2008. The Company believes that it was not the sole recipient of this type of information request. The Company’s subsidiaries responded to these information requests and cooperated fully with these inquiries. The Company’s subsidiaries received no further requests for such information during 2008.

30    THE WASHINGTON POST COMPANY

On or about January 17, 2008, an Assistant U.S. Attorney in the Civil Division of the U.S. Attorney’s Office for the Eastern District of Pennsylvania contacted Kaplan Higher Education Division’s CHI-Broomall campus and made inquiries about the Surgical Technology program, including the program’s eligibility for Title IV federal financial aid, the program’s student loan defaults, licensing and accreditation. The inquiry is presently proceeding on an “informal, voluntary basis.” Kaplan is responding to the information requests made and intends to cooperate fully with the inquiry. The U.S. Department of Education is conducting a program review at the CHI-Broomall campus. Kaplan has responded to the information requests made by the Department of Education and intends to cooperate fully with its program review. The U.S. Attorney’s Office has informed Kaplan Higher Education that it may make further information requests upon the completion of the Department of Education program review.

On March 25, 2008, the U.S. District Court for the Middle District of Florida unsealed an action against subsidiaries of the Company encaptioned, United States of America ex rel. Carlos Urquilla-Diaz, et al. v. Kaplan University et al. The complaint contains, among other things, allegations under the False Claims Act, 31 U.S.C. Sec. 3729 et seq. related to eligibility for Title IV funding. The U.S. Government declined intervention. The Company has moved to dismiss the complaint. The U.S. Magistrate has entered a Report and Recommendation that the matter be transferred to the U.S. District Court for the Southern District of Florida. Discovery has been stayed pending rulings on the motions. The Company intends to defend this action vigorously.

On April 7, 2008, the U.S. District Court for the Northern District of Illinois unsealed an action against a subsidiary of the Company encaptioned, United States of America ex rel. Jorge Torres v. Kaplan Higher Education Corp. The U.S. Government declined intervention. The Plaintiff’s complaint contains, among other things, allegations under the False Claims Act, 31 U.S.C. Sec. 3729 et seq. related to eligibility for Title IV funding. The Company has moved to dismiss the complaint and will continue to defend this action vigorously.

On September 2, 2008, the U.S. District Court for the Western District of Pennsylvania unsealed an action against subsidiaries of the Company encaptioned, United States of America ex rel. Victoria Gatsiopoulos et al. v. ICM School of Business & Medical Careers et al. The Plaintiff’s complaint contains, among other things, allegations under the False Claims Act, 31 U.S.C. Sec. 3729 et seq. related to eligibility for Title IV funding. The U.S. Government filed notice that it is not intervening as of August 18, 2008. The Company has moved to dismiss the complaint and will continue to defend this action vigorously.

The Company and its subsidiaries are also subject to administrative proceedings and are defendants in various other civil lawsuits that have arisen in the ordinary course of their businesses, including actions alleging libel, violations of applicable wage and hour laws and claims involving current and former students at the Company’s schools. While it is not possible to predict the outcome of these lawsuits, in the opinion of management their ultimate dispositions should not have a material adverse effect on the Company’s business or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

2008 FORM 10-K    31

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

The Company’s Class B Common Stock is traded on the New York Stock Exchange under the symbol “WPO.” The Company’s Class A Common Stock is not publicly traded.

The high and low sales prices of the Company’s Class B Common Stock during the last two years were:

	2008		2007
Quarter	High	Low	High	Low
January — March	$823	$636	$796	$727
April — June	713	552	779	731
July — September	667	529	885	753
October — December	557	320	880	727

At January 31, 2009, there were 28 holders of record of the Company’s Class A Common Stock and 820 holders of record of the Company’s Class B Common Stock.

Dividend Information

Both classes of the Company’s Common Stock participate equally as to dividends. Quarterly dividends were paid at the rate of $2.15 per share during 2008 and $2.05 per share during 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table and the footnote thereto set forth certain information as of December 28, 2008, concerning compensation plans of the Company under which equity securities of the Company are authorized to be issued.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	87,025	$581.17	275,500
Equity compensation plans not approved by security holders	—	—	—
Total	87,025	$581.17	275,500

This table does not include information relating to restricted stock grants awarded under The Washington Post Company Incentive Compensation Plan, which plan has been approved by the stockholders of the Company. At December 28, 2008, there were 9,775 shares of restricted stock outstanding under the 2005 – 2008 Award Cycle and 11,430 shares of restricted stock outstanding under the 2007 – 2010 Award Cycle that had been awarded to employees of the Company and its subsidiaries under that Plan. In addition, the Company has from time to time awarded special discretionary grants of restricted stock to employees of the Company and its subsidiaries. At December 28, 2008, there were a total of 11,580 shares of restricted stock outstanding under special discretionary grants approved by the Compensation Committee of the Board of Directors. At December 28, 2008, a total of 133,815 shares of restricted stock were available for future awards.

Performance Graph

The following graph is a comparison of the yearly percentage change in the Company’s cumulative total shareholder return with the cumulative total return of the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Publishing Index, and a custom peer group index comprised of education companies. The Standard & Poor’s 500 Stock Index is comprised of 500 U.S. companies in the industrial, transportation, utilities and financial industries and is weighted by market capitalization. The Standard & Poor’s Publishing Index is comprised of Gannett Co., Inc., The McGraw-Hill

32    THE WASHINGTON POST COMPANY

Companies, The Meredith Corporation, The New York Times Company and The Washington Post Company and also is weighted by market capitalization. The custom peer group of education companies includes Apollo Group Inc., Capella Education Co., Career Education Corp., Corinthian Colleges, Inc., DeVry Inc., ITT Educational Services Inc. and Strayer Education Inc. The Company is using a custom peer index of education companies this year because the Company is a diversified education and media company. Its largest and fastest growing business is Kaplan Inc., a leading global provider of educational services to individuals, schools and businesses. The graph reflects the investment of $100 on December 31, 2003, in the Company’s Class B Common Stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Publishing Index and the custom peer group index of education companies. For purposes of this graph, it has been assumed that dividends were reinvested on the date paid in the case of the Company and on a quarterly basis in the case of the Standard & Poor’s 500 Index, the Standard & Poor’s Publishing Index and the custom peer group index of education companies.

December 31	2003	2004	2005	2006	2007	2008
The Washington Post Company	100	125.20	98.28	96.77	103.80	51.94
S&P 500 Index	100	110.88	116.33	134.70	142.10	89.53
S&P Publishing Index	100	97.12	84.74	97.72	73.38	31.50
Education Peer Group	100	104.07	85.75	71.61	113.20	121.20

Item 6. Selected Financial Data.

See the information for the years 2004 through 2008 contained in the table titled “Ten-Year Summary of Selected Historical Financial Data” which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 38 hereof (with only the information for such years to be deemed filed as part of this Annual Report on Form 10-K).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See the information contained under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition” which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 38 hereof.

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

2008 FORM 10-K    33

Equity Price Risk

The Company has common stock investments in several publicly traded companies (as discussed in Note D to the Company’s Consolidated Financial Statements) that are subject to market price volatility. The fair value of these common stock investments totaled $333,319,000 at December 28, 2008.

Interest Rate Risk

The Company has historically satisfied some of its financing requirements through the issuance of short-term commercial paper. Conversely, when cash generation exceeds its current need for cash the Company may pay down its commercial paper borrowings and invest some or all of the surplus in commercial paper issued by third parties and money market funds. As of December 28, 2008 the Company had $150.0 million of commercial paper borrowings outstanding at an average interest rate of 0.20% and $11.5 million of investments in an institutional U.S. government money market fund at a rate of 1.20%. The Company is exposed to interest rate risk with respect to such investments and borrowings since an increase in short-term interest rates would increase the Company’s interest income on any commercial paper or money market investments it held at the time and would increase the Company’s interest expense on any commercial paper it had outstanding at the time. Assuming a hypothetical 100 basis point increase in the average interest rate on the Company’s commercial paper borrowings during 2008, the Company’s interest expense would have increased by approximately $786,000.

The Company’s long-term debt consists of $400,000,000 principal amount of 5.5% unsecured notes due February 15, 2009 (the “Notes”). At December 28, 2008, the aggregate fair value of the Notes, based upon quoted market prices, was $397,800,000. An increase in the market rate of interest applicable to the Notes would not increase the Company’s interest expense with respect to the Notes since the rate of interest the Company is required to pay on the Notes is fixed, but such an increase in rates would affect the fair value of the Notes. Assuming, hypothetically, that the market interest rate applicable to the Notes was 100 basis points higher than the Notes’ stated interest rate of 5.5%, the fair value of the Notes at December 31, 2008, would have been approximately $399,440,000. Conversely, if the market interest rate applicable to the Notes was 100 basis points lower than the Notes’ stated interest rate, the fair value of the Notes at such date would then have been approximately $400,450,000. During the first quarter of 2009, the Notes were refinanced primarily with the net proceeds from the sale of $400,000,000 principal amount of 7.25% unsecured notes due February 1, 2019.

Foreign Exchange Rate Risk

The Company is exposed to foreign exchange rate risk at its Kaplan and Newsweek international operations and the primary exposure relates to the exchange rate between the U.S. dollar and both the British pound and the Australian dollar. This exposure includes British pound and Australian-dollar denominated intercompany loans on U.S. based Kaplan entities with a functional currency in U.S. dollars. Gains and losses arising from foreign currency transactions affecting the Consolidated Statements of Income have historically not been significant; however, unrealized foreign currency losses on intercompany loans of $46.3 million were recorded in 2008 arising from the significant strengthening of the U.S dollar during the year. Comparing exchange rates in effect at December 31, 2008 versus December 31, 2007, the U.S. dollar strengthened against the British pound and the Australian dollar by approximately 28% and 21%, respectively. In 2007 and 2006, the Company reported unrealized foreign currency gains of $8.8 million and $11.9 million, respectively, as a result of the weakening of the U.S. dollar against the British pound and the Australian dollar.

If the values of the British pound and the Australian dollar relative to the U.S. dollar had been 10% lower than the values that prevailed during 2008, the Company’s pre-tax income for fiscal 2008 would have been approximately $15 million lower. Conversely, if such values had been 10% greater, the Company’s reported pre-tax income for fiscal 2008 would have been approximately $15 million higher.

Item 8. Financial Statements and Supplementary Data.

See the Company’s Consolidated Financial Statements at December 28, 2008, and for the periods then ended, together with the report of PricewaterhouseCoopers LLP thereon and the information contained in Note Q to said Consolidated Financial Statements titled “Summary of Quarterly Operating Results and Comprehensive Income (Unaudited),” which are included in this Annual Report on Form 10-K and listed in the index to financial information on page 38 hereof.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

34    THE WASHINGTON POST COMPANY

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President–Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 28, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President–Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President–Finance, in a manner that allows timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 28, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Our management has concluded that as of December 28, 2008, our internal control over financial reporting is effective based on these criteria. The effectiveness of our internal control over financial reporting as of December 28, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 28, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

2008 FORM 10-K    35

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained under the heading “Executive Officers” in Item 1 hereof and the information contained under the headings “Nominees for Election by Class A Stockholders,” “Nominees for Election by Class B Stockholders,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders is incorporated herein by reference thereto.

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

In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits to this Annual Report on Form 10-K, on June 6, 2008, the Company’s Chief Executive Officer submitted to the New York Stock Exchange the annual certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303A.12(a) of the NYSE Listed Company Manual.

Item 11. Executive Compensation.

The information contained under the headings “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Compensation Committee Report” in the definitive Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained under the heading “Stock Holdings of Certain Beneficial Owners and Management” in the definitive Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained under the headings “Transactions with Related Persons, Promoters and Certain Control Persons” and “Controlled Company” in the definitive Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 14. Principal Accounting Fees and Services.

The information contained under the heading “Audit Committee Report” in the definitive Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders is incorporated herein by reference thereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements

As listed in the index to financial information on page 38 hereof.

2.	Financial Statement Schedule

As listed in the index to financial information on page 38 hereof.

3.	Exhibits

As listed in the index to exhibits on page 91 hereof.

36    THE WASHINGTON POST COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2009.

THE WASHINGTON POST COMPANY
(Registrant)

By	/s/ Hal S. Jones
Hal S. Jones
Senior Vice President–Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2009:

Donald E. Graham	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director

Hal S. Jones	Senior Vice President--Finance (Principal Financial Officer)

Wallace R. Cooney	Principal Accounting Officer

Lee C. Bollinger	Director

Warren E. Buffett	Director

Christopher C. Davis	Director

Barry Diller	Director

John L. Dotson Jr.	Director

Melinda French Gates	Director

Thomas S. Gayner	Director

Anne M. Mulcahy	Director

Ronald L. Olson	Director

By	/s/ Hal S. Jones
Hal S. Jones
Attorney-in-Fact

An original power of attorney authorizing Donald E. Graham, Hal S. Jones and Veronica Dillon, and each of them, to sign all reports required to be filed by the Registrant pursuant to the Securities Exchange Act of 1934 on behalf of the above-named directors and officers has been filed with the Securities and Exchange Commission.

2008 FORM 10-K    37

INDEX TO FINANCIAL INFORMATION

THE WASHINGTON POST COMPANY

All other schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements or the notes thereto referred to above.

38    THE WASHINGTON POST COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This analysis should be read in conjunction with the consolidated financial statements and the notes thereto.

OVERVIEW

The Washington Post Company is a diversified education and media company, with education as the largest and fastest growing business. Through its subsidiary Kaplan, Inc., the Company provides educational services for individuals, schools and businesses. The Company also operates principally in four areas of the media business: cable television, newspaper publishing, television broadcasting and magazine publishing. The Company’s business units are diverse and subject to different trends and risks.

The Company’s education division is the largest operating division of the Company, accounting for 52% of the Company’s consolidated revenues in 2008. The Company has devoted significant resources and attention to this division, given the attractiveness of investment opportunities and growth prospects. The growth of Kaplan in recent years has come from both rapid internal growth and acquisitions. Each of Kaplan’s segments showed revenue growth in 2008. Kaplan’s higher education division showed strong operating income growth, for both its online and fixed-facility operations, due to increased enrollment in both online and residential programs. Operating results for Kaplan’s test prep division were adversely impacted by continued weakness in the Score businesses, and higher payroll and marketing costs for the traditional test prep program in 2008, offset by strong results for the English-language programs in 2008. Kaplan’s professional division results declined in 2008 due to continued weakness in the real estate, insurance and securities businesses, and unfavorable exchange rates at Kaplan Professional (U.K.); Kaplan’s Schweser CFA program and Kaplan Professional (Asia-Pacific) reported improved results in 2008. As a result of the continued weakness at Score and Kaplan Professional (U.S.), Kaplan implemented restructuring plans in the fourth quarter of 2007 and in 2008 to better position these businesses for the future.

Kaplan made 9 acquisitions in 2008, 9 acquisitions in 2007 and 11 acquisitions in 2006; the largest of these are mentioned below. In 2007, Kaplan made several acquisitions in its professional division, including the March 2007 acquisition of EduNeering Holdings, Inc., a Princeton, NJ-based provider of knowledge management solutions for organizations in the pharmaceutical, medical device, healthcare, energy and manufacturing sectors; and the August 2007 acquisition of the education division of Financial Services Institute of Australasia. In 2006, Kaplan acquired Tribeca Learning Limited, a leading provider of education to the Australian financial services sector, also included in Kaplan’s professional division. Other significant 2006 acquisitions were in Kaplan’s test prep business, including PMBR, a nationwide provider of test preparation for the Multistate Bar Exam, and Aspect Education Limited, a major provider of English-language instruction in the U.K., Ireland, Australia, New Zealand, Canada and the U.S. Over the past several years, Kaplan’s revenues have grown rapidly, while operating income has fluctuated due largely to various business investments and stock compensation charges.

The cable division has also been a source of recent growth and capital investment. Cable ONE’s industry has experienced significant technological changes that have created new revenue opportunities, such as digital television, broadband and, more recently, telephony. Cable ONE has also experienced increased competition, particularly from satellite television service providers and, to a smaller extent, other telephony providers. The cable division’s subscriber base was down very slightly in 2008 (decrease of 3,200 subscribers to approximately 699,500 at the end of 2008); a basic cable service rate increase was implemented in January 2008. The cable division began offering telephone service on a limited basis using voice over Internet protocol (VoIP) in the second quarter of 2006; by the end of 2008, cable telephone services were being offered in all or part of systems representing 95% of homes passed, with approximately 93,500 subscribers. High-speed data subscribers grew 9% to approximately 372,900 at the end of 2008. The cable division continues to provide monthly discounts for subscribers who take at least three offered services (basic service, digital service, high-speed data service and/or telephony service). Promotional discounts are offered for new subscribers or existing subscribers adding new services.

The Company’s newspaper publishing, broadcast television and magazine publishing divisions derive revenue from advertising and, to a lesser extent, circulation and subscriptions. The results of these divisions tend to fluctuate with the overall advertising cycle, among other business factors.

Like many other large newspapers, The Washington Post has experienced a significant continued downward trend in print advertising revenue, which declined 17% in 2008, reflecting a large decline in classifieds, along with reductions in retail, general, supplements and zones. This follows a 13% print advertising revenue decline at The Washington Post in 2007 and a 4% decline in 2006. Circulation volume also continued a downward trend. The Company’s online publishing businesses, Washingtonpost.Newsweek Interactive and The Slate Group, reported a 7% revenue increase in 2008; however, online revenue growth has slowed, from 11% growth in 2007 and 28% growth in 2006. Given the continued downward trend in print advertising and circulation, The Washington Post has developed plans to integrate the print and online operations in 2009 and has developed and implemented initiatives to reduce its cost structure now and in the future. In the first quarter of 2008, a Voluntary Retirement Incentive Program was completed, with 231 employees accepting early retirement. Also in 2008, The Post developed plans to close the College Park, MD, printing plant in the second half of 2009.

The Company’s television broadcasting division reported a decline in revenues and operating income due largely to weakness in most of its markets and product categories, despite $28.6 million in increased political and Olympics-related advertising revenue in 2008.

2008 FORM 10-K    39

Newsweek magazine advertising revenue was down 14% in 2008 due to fewer ad pages at the domestic edition. In 2008, Newsweek implemented a circulation rate base reduction at its domestic edition, from 3.1 million to 2.6 million, and in February 2009, Newsweek announced another rate base reduction, to 1.5 million by January 2010. Also in 2008, Newsweek completed a Voluntary Retirement Incentive Program, with 117 employees accepting early retirement. Newsweek recently announced another Voluntary Retirement Incentive Program that will be completed in the first quarter of 2009; a total of 43 employees have accepted the offer.

The Company generates a significant amount of cash from its businesses that is used to support its operations, to pay down debt and to fund capital expenditures, share repurchases, dividends, acquisitions and other investments.

RESULTS OF OPERATIONS — 2008 COMPARED TO 2007

Net income was $65.7 million ($6.87 per share) for the fiscal year ended December 28, 2008, down from $288.6 million ($30.19 per share) for the fiscal year ended December 30, 2007. The Company’s results for 2008 and 2007 include several unusual or one-time items, as described below.

Items included in the Company’s results in 2008:

•

Goodwill, intangible assets and other impairment charges of $142.3 million at the Company’s online lead generation business, included in the other businesses and corporate office segment; at the Company’s community newspapers, The Herald and other operations, included in the newspaper publishing segment; and at two of the Company’s equity affiliates (after-tax impact of $115.7 million, or $12.35 per share);

•	Charges of $111.1 million related to early retirement program expense at The Washington Post newspaper, the corporate office and Newsweek (after-tax impact of $67.2 million, or $7.07 per share);

•	$22.3 million in accelerated depreciation related to the planned closing of The Washington Post’s College Park, MD, plant (after-tax impact of $13.9 million, or $1.48 per share);

•	Expenses and charges of $11.0 million (after-tax impact of $6.8 million, or $0.72 per share) in connection with the restructuring of Kaplan Professional (U.S.);

•

Non-operating gains include $47.3 million from the sales of marketable equity securities (after-tax impact of $28.9 million, or $3.09 per share), offset by $46.3 million in non-operating unrealized foreign currency losses on intercompany loans arising from the strengthening of the U.S. dollar (after-tax impact of $28.5 million, or $3.04 per share); and

•	Income tax expense of $9.5 million related to valuation allowances provided against certain state and local income tax benefits, net of U.S. Federal income tax benefits ($1.01 per share).

Items included in the Company’s results in 2007:

•	A gain of $9.5 million from the sale of property at the Company’s television station in Miami (after-tax impact of $5.9 million, or $0.62 per share);

•	Expenses and charges of $17.2 million (after-tax impact of $10.3 million, or $1.08 per share) in connection with the restructuring of Kaplan Professional (U.S.) and Score;

•	Non-operating unrealized foreign currency gains on intercompany loans of $8.8 million (after-tax impact of $5.5 million, or $0.58 per share); and

•

A charge of $6.6 million ($0.70 per share) in additional income tax expense, as the result of a $12.9 million increase in taxes associated with Bowater Mersey, offset by a tax benefit of $6.3 million associated with changes in certain state income tax laws. Both of these were non-cash items in 2007, impacting the Company’s long-term net deferred income tax liabilities.

Revenue for 2008 was $4,461.6 million, up 7% compared to revenue of $4,180.4 million in 2007. The increase is due primarily to significant revenue growth at the education and cable divisions, partially offset by revenue declines at the Company’s newspaper publishing, magazine publishing and television broadcasting divisions. Advertising revenue decreased 12% in 2008, and circulation and subscriber revenue increased 10%. Education revenue increased 15% in 2008, and other revenue was up 49%. The decrease in advertising revenue is due to declines in print advertising at The Washington Post, as well as declines in the television broadcasting and magazine publishing division. The increase in circulation and subscriber revenue is due to a 16% increase in subscriber revenue at the cable division from continued growth in all major product offerings, and a 4% increase in circulation revenue at The Post. This increase was offset by a 12% decline in Newsweek circulation revenue due primarily to a circulation rate base reduction at the domestic edition of Newsweek, from 3.1 million to 2.6 million. Revenue growth at Kaplan (about 24% of which was from acquisitions) accounted for the increase in education revenue. Other revenues increased due to the CourseAdvisor acquisition in October 2007.

Operating costs and expenses for the year increased 16% to $4,287.4 million, from $3,703.4 million in 2007. The increase is due to higher expenses from operating growth at Kaplan and Cable ONE, as well as goodwill and other intangible asset impairment charges, and early retirement program expenses as previously discussed.

Operating income for 2008 declined to $174.2 million, from $477.0 million in 2007. Operating results were significantly impacted by the unusual or one-time operating items described above. Excluding these one-time or unusual items, results at the newspaper publishing, magazine publishing and television broadcasting divisions were down generally due to weakness in advertising demand, offset by improved results at the Company’s education and cable television divisions.

The Company’s 2008 operating income includes $25.7 million of net pension credits, compared to $22.3 million in 2007. These amounts exclude $111.1 million in charges related to early retirement programs in 2008.

40    THE WASHINGTON POST COMPANY

DIVISION RESULTS

Education Division. Education division revenue in 2008 increased 15% to $2,331.6 million, from $2,030.9 million in 2007. Excluding revenue from acquired businesses, education division revenue increased 11% in 2008. Kaplan reported operating income of $206.3 million for 2008, compared to $149.0 million in 2007. Kaplan’s results for 2008 and 2007 were impacted by several unusual or one-time items (discussed below).

A summary of Kaplan’s operating results for 2008 compared to 2007 is as follows:

(in thousands)	2008	2007	% Change
Revenue
Higher education	$1,275,840	$1,021,595	25
Test prep	587,970	569,316	3
Professional	467,101	439,720	6
Kaplan corporate	1,426	1,261	13
Intersegment elimination	(757)	(1,003)	—

	$2,331,580	$2,030,889	15

Operating income (loss)
Higher education	$168,774	$125,629	34
Test prep	70,717	71,316	(1)
Professional	23,851	41,073	(42)
Kaplan corporate	(49,142)	(32,773)	(50)
Other	(7,644)	(55,964)	86
Intersegment elimination	(254)	(244)	—

	$206,302	$149,037	38

Higher education includes Kaplan’s domestic and international post-secondary education businesses, including fixed-facility colleges as well as online post-secondary and career programs. Higher education revenue grew by 25% for 2008. Enrollments increased 24% to 96,400 at December 31, 2008, compared to 77,900 at December 31, 2007, due to growth in the online and residential programs. Higher education results in 2008 include additional costs associated with the expansion of Kaplan’s online high school and international programs. Higher education results in 2007 were adversely affected by $2.7 million in lease termination charges.

Funds provided under student financial aid programs created under Title IV of the Federal Higher Education Act account for a large portion of Kaplan Higher Education (KHE) revenues; these funds are provided in the form of federal loans and grants. In addition, some KHE students also obtain non-Title IV private loans from lenders to finance a portion of their education. In response to recent tightening in the credit markets, certain lenders have announced that they will apply more stringent lending standards for non-Title IV private student loans. Approximately 5% of KHE’s domestic revenues in 2008 came from non-Title IV private loans obtained by its students. Prospectively, KHE expects private student loan funding to diminish due to strains in the U.S. credit markets; KHE expects this source to be replaced with funds provided under Title IV sources, student cash payments and, to a lesser extent, a self-funded internal loan program.

Test prep includes Kaplan’s standardized test preparation and English-language course offerings, as well as the K12 and Score businesses. Test prep revenue, excluding Score, grew 9% in 2008, largely due to growth in English-language programs. Score revenues declined 49% in 2008 as a result of the Score restructuring in 2007 that included the closing of 75 Score centers. Score incurred approximately $11.2 million in expenses in 2007 related to lease obligations, severance and accelerated depreciation of fixed assets. Operating income for test prep declined slightly in 2008 due to higher payroll and marketing costs for the traditional test preparation programs and continued losses at Score, offset by improved results for the English-language programs and the $11.2 million Score restructuring charge recorded in 2007.

Professional includes Kaplan’s domestic and overseas training businesses. Professional revenue grew 6% in 2008. Excluding revenue from acquired businesses, professional revenue was down 4% in 2008 due to continued declines in professional’s real estate, securities and insurance businesses, and a decline at Kaplan Professional (U.K.) due to unfavorable exchange rates, partially offset by revenue growth at Kaplan Professional (Asia-Pacific) and Schweser CFA exam course offerings. Professional operating income is down largely due to continued weakness in professional’s real estate, securities and insurance businesses. In 2007, Kaplan announced plans to restructure Kaplan Professional (U.S.) that involved product changes and decentralization of certain operations, in addition to employee terminations. A charge of $6.0 million was recorded in 2007 related to the write-off of an integrated software product under development and severance costs in connection with the restructuring; an additional $3 million was anticipated to be incurred in 2008. In the fourth quarter of 2008, Kaplan expanded the Kaplan Professional (U.S.) restructuring to include additional operations. Total severance and other restructuring-related expenses of $11.0 million were recorded in 2008; additional restructuring-related expenses of $9.0 million are expected to be incurred in 2009. Operating results were also affected by unfavorable exchange rates at Kaplan Professional (U.K.), offset by improved operating results at Kaplan Professional (Asia-Pacific).

Kaplan corporate represents unallocated expenses of Kaplan, Inc.’s corporate office and other minor activities. Kaplan corporate expenses increased in 2008 due to an increase in employee benefits costs in the fourth quarter of 2008, and expenses associated with the resignation of Kaplan’s former chief executive officer in November 2008.

Other includes credits (charges) for incentive compensation arising from equity awards under the Kaplan stock option plan, which was established for certain members of Kaplan’s management. Kaplan recorded a stock compensation credit of $7.8 million in 2008, compared to stock compensation expense of $41.3 million in 2007. The stock compensation credit in 2008 relates primarily to the forfeiture of 21,526 Kaplan stock options due to the resignation noted above. In addition, other includes amortization of certain intangible assets.

Cable Television Division. Cable television division revenue of $719.1 million for 2008 represents a 15% increase from $626.4 million in 2007. The 2008 revenue increase is due to continued growth in the division’s cable modem, telephone and digital

2008 FORM 10-K    41

revenues, as well as a rate increase in September 2007 for most high-speed data subscribers; a January 2008 basic video cable service rate increase at nearly all of its systems; and a rate increase in August 2008 for telephone subscribers. Previously, the last rate increase for most high-speed data subscribers was in March 2003, and the last rate increase for basic cable subscribers was in February 2006.

Cable television division operating income in 2008 increased 31% to $162.2 million, from $123.7 million in 2007. The increase in operating income is due to the division’s revenue growth, offset by higher depreciation and programming expenses and increases in Internet and telephony costs. Operating margin at the cable television division was 23% in 2008, compared to 20% in 2007.

Revenue Generating Units (RGUs) grew 5% in 2008 due to continued growth in high-speed data and telephony subscribers. The cable television division began offering telephone service on a very limited basis in the second quarter of 2006; at December 31, 2008, telephone service is being offered in all or part of systems representing 95% of homes passed. A summary of RGUs is as follows:

Cable Television Division Subscribers	December 31, 2008	December 31, 2007
Basic	699,469	702,669
Digital	224,877	223,931
High-speed data	372,887	341,034
Telephony	93,520	58,640

Total	1,390,753	1,326,274

RGUs include about 6,900 subscribers who receive free basic video service, primarily local governments, schools and other organizations as required by various franchise agreements.

Below are details of cable division capital expenditures for 2008 and 2007 in the NCTA Standard Reporting Categories:

(in millions)	2008	2007
Customer premise equipment	$34.5	$52.5
Commercial	—	—
Scalable infrastructure	19.0	20.6
Line extensions	16.2	21.1
Upgrade/rebuild	14.8	12.8
Support capital	29.7	31.3

Total	$114.2	$138.3

Newspaper Publishing Division. Newspaper publishing division revenue in 2008 decreased 10% to $801.3 million, from $889.8 million in 2007. Print advertising revenue at The Post in 2008 declined 17% to $410.4 million, from $496.2 million in 2007. The decline in 2008 is primarily the result of a large decrease in classified advertising revenue, along with reductions in retail, general, supplements and zones. Revenue generated by the Company’s online publishing activities, primarily washingtonpost.com, increased 7% to $122.7 million, from $114.2 million in 2007. Display online advertising revenue grew 17%, and online classified advertising revenue on washingtonpost.com declined 3%. A portion of the Company’s online publishing revenue is included in the magazine publishing division. Daily circulation at The Post declined 2.6%, and Sunday circulation declined 3.3%; average daily circulation totaled 633,100 (unaudited), and average Sunday circulation totaled 872,500 (unaudited).

The newspaper publishing division reported an operating loss of $192.7 million in 2008, compared to operating income of $66.4 million in 2007. In March 2008, the Company offered a Voluntary Retirement Incentive Program to certain employees of The Washington Post newspaper, and 231 employees accepted the offer. Early retirement program expense of $79.8 million was recorded in the second quarter of 2008, which is being funded mostly from the assets of the Company’s pension plans. Also, The Post will close its College Park, MD, printing plant in the second half of 2009, and none of the four presses will be moved to The Post’s Springfield, VA, plant. The Company reassessed the useful life of the presses and the fair value of the plant building and recorded accelerated depreciation beginning in June 2008; as a result, accelerated depreciation of $22.3 million was recorded in 2008. The Company estimates that additional accelerated depreciation of $29.2 million will be recorded in 2009. Also in 2008, as a result of the challenging advertising environment at the Company’s community newspapers, The Herald and other operations included in the newspaper publishing division, the company recorded goodwill impairment charges of $65.8 million. The decline in operating results is due to reduced revenues and the unusual or one-time operating expense items noted above; excluding these charges, however, the newspaper publishing division still incurred an operating loss in 2008 due to revenue declines. Newsprint expense was down 3% for 2008.

Television Broadcasting Division. Revenue for the television broadcasting division decreased 4% to $325.1 million in 2008, from $340.0 million in 2007. The revenue decline is the result of weaker advertising demand in most markets and product categories, offset by a $22.3 million increase in political advertising and $6.3 million in incremental summer Olympics-related advertising at the Company’s NBC affiliates. Excluding the increased political and Olympics-related advertising, revenues were $296.5 million in 2008, a 13% decline from 2007.

In 2008, the television broadcasting division recorded $6.9 million in non-cash property, plant and equipment gains as a reduction to expense due to new digital equipment received at no cost from Sprint/Nextel in connection with an FCC mandate reallocating a portion of the broadcast spectrum. In July 2007, the Company entered into a transaction to sell and lease back its current Miami television station facility; a $9.5 million gain was recorded as a reduction to expense in 2007.

Operating income for 2008 declined 13% to $123.5 million, from $142.1 million in 2007. The decline in operating income is due primarily to overall weak advertising demand and the $9.5 million gain on the sale of property at the Miami television station in 2007, offset by the $6.9 million in non-cash gains in 2008. Operating margin at the broadcast television division was 38% for 2008 and 42% for 2007; however, the operating margins in 2008 and 2007 would have been lower without the property, plant and equipment gains.

42    THE WASHINGTON POST COMPANY

In July 2008, the Company announced an agreement with NBC Universal to acquire WTVJ, the NBC-owned and operated television station in Miami, FL. The agreement was subject to approval by the Federal Communications Commission and required that the transaction close by the end of 2008. The regulatory approval process was not completed by the end of 2008; consequently, the agreement expired.

Competitive market position remained strong for the Company’s television stations. KSAT in San Antonio, WPLG in Miami and WJXT in Jacksonville ranked number one in the November 2008 ratings period, Monday through Friday, sign-on to sign-off; WDIV in Detroit and WKMG in Orlando ranked second; and KPRC in Houston ranked third.

Magazine Publishing Division. Revenue for the magazine publishing division totaled $250.9 million in 2008, a 13% decline from $288.4 million for 2007. The decrease in revenue is due to advertising revenue decline of 14% at Newsweek as a result of fewer ad pages at the domestic edition and lower rates due to the previously announced circulation rate base reduction, from 3.1 million to 2.6 million. Subscription revenue also declined at the domestic edition in 2008 due to the rate base reduction. In February 2009, Newsweek announced another circulation rate base reduction at its domestic edition, from 2.6 million to 1.5 million by January 2010.

Newsweek offered a Voluntary Retirement Incentive Program to certain employees in the first quarter of 2008, and 117 employees accepted the offer. The early retirement program expense totaled $28.3 million, which is being funded mostly from the assets of the Company’s pension plans. In November 2008, Newsweek announced another Voluntary Retirement Incentive Program, which was offered to certain Newsweek employees. The program includes enhanced retirement benefits and will be completed by the end of the first quarter of 2009. A total of 43 employees accepted the offer; the cost is estimated at $6.5 million and will be funded mostly from the assets of the Company’s pension plans.

The magazine publishing division had an operating loss in 2008 of $16.1 million, compared to operating income of $31.4 million for 2007, with the decline due primarily to $28.3 million in early retirement program expense and the revenue reductions discussed above, offset by a decline in subscription, manufacturing and distribution expenses at the domestic edition of Newsweek. The magazine publishing division reported an operating loss in 2008; operating margin was 11% in 2007, including the pension credit. Excluding the pension credit, the division would have reported an operating loss in 2007.

Other Businesses and Corporate Office. In October 2007, the Company acquired the outstanding stock of CourseAdvisor, Inc., an online lead generation provider. In the fourth quarter of 2008, a goodwill and other intangible assets impairment charge of $69.7 million was recorded to write-down the intangible assets of CourseAdvisor to their estimated fair values, which declined primarily due to lower than expected revenue and operating income growth.

In 2008, other businesses and corporate office included the expenses of the Company’s corporate office and the operating results of CourseAdvisor. In 2007, other businesses and corporate office included the expenses associated with the Company’s corporate office and the operating results of CourseAdvisor from its October 2007 acquisition date through the end of 2007. Revenue for other businesses totaled $39.4 million in 2008, compared to revenue of $6.6 million in 2007 from the CourseAdvisor acquisition. Operating expenses were $148.4 million for 2008, from $42.2 million for 2007, due to the goodwill and other intangibles impairment charge of $69.7 million and increased expenses at CourseAdvisor. A corporate office early retirement program expense of $3.0 million recorded in the second quarter of 2008 also contributed to the overall expense increase in 2008.

Equity in (Losses) Earnings of Affiliates. The Company’s equity in losses of affiliates for 2008 was $7.8 million, compared to $6.0 million in earnings in 2007. Results in 2008 included $6.8 million in impairment charges at two of the Company’s affiliates. In the first quarter of 2007, the Company’s equity in earnings of affiliates included a gain of $8.9 million on the sale of land at the Company’s Bowater Mersey affiliate; however, operating losses at Bowater Mersey in 2007 largely offset the gain. The Company’s affiliate investments at the end of 2008 consisted primarily of a 49% interest in Bowater Mersey Paper Company Limited.

Non-Operating Items. The Company recorded other non-operating expense, net, of $2.3 million in 2008, compared to non-operating income, net, of $10.8 million in 2007. The 2008 non-operating expense, net, primarily consists of $46.3 million in unrealized foreign currency losses, offset by $47.3 million in gains from sales of marketable equity securities. The 2007 non-operating income, net, included $8.8 million in unrealized foreign currency gains.

As noted above, a large part of the Company’s non-operating income (expense) is from unrealized foreign currency gains or losses arising from the translation of British pound and Australian dollar-denominated intercompany loans into U.S. dollars. The unrealized foreign currency losses in 2008 were the result of the significant strengthening of the U.S. dollar against the British pound and the Australian dollar; the unrealized foreign currency gains in 2007 were the result of the weakening of the U.S. dollar against the British pound and the Australian dollar.

A summary of non-operating (expense) income for the years ended December 28, 2008 and December 30, 2007 follows:

(in millions)	2008	2007
Gain on sales of marketable equity securities	$47.3	$0.4
Foreign currency (losses) gains, net	(46.3)	8.8
Impairment write-downs on investments	(2.9)	—
Other (losses) gains	(0.4)	1.6

Total	$(2.3)	$10.8

The Company incurred net interest expense of $19.0 million in 2008, compared to $12.7 million in 2007. The increase is due to a decline in interest income, as well as higher average borrowings in 2008 versus 2007. At December 28, 2008, the Company had $553.8 million in borrowings outstanding at an average interest rate of 4.1%; at December 30, 2007, the Company had $490.1 million in borrowings outstanding at an average interest rate of 5.3%.

2008 FORM 10-K    43

Income Taxes. The effective tax rate was 54.7% for 2008 and 40.0% for 2007. The higher effective tax rate for 2008 is due to $31.1 million from nondeductible goodwill in connection with impairment charges recorded in 2008 and $9.5 million in non-cash valuation allowances provided against deferred state and local income tax benefits, net of U.S. Federal income taxes; these were offset by a favorable $4.6 million provision to return adjustment from 2007. As previously discussed, results for 2007 included an additional $12.9 million in income tax expense related to the Company’s Bowater Mersey affiliate and a $6.3 million income tax benefit related to a change in certain state income tax laws enacted in the second quarter of 2007. Both of these were non-cash items in 2007 that impacted the Company’s long-term net deferred income tax liabilities. Excluding the impact of these items, the effective tax rate for 2008 was 35.1%, compared to 37.7% for 2007. The decline is due to a reduction in state income taxes and a higher proportion of earnings in jurisdictions outside the U.S. with lower effective tax rates.

RESULTS OF OPERATIONS — 2007 COMPARED TO 2006

Net income was $288.6 million ($30.19 per share) for the fiscal year 2007 ended December 30, 2007, down from $324.5 million ($33.68 per share) for the fiscal year 2006 ended December 31, 2006. The Company’s results for 2007 and 2006 include several unusual or one-time items, as described below.

Items included in the Company’s results in 2007:

•

A charge of $6.6 million ($0.70 per share) in additional income tax expense, net, as the result of a $12.9 million increase in taxes associated with Bowater Mersey, offset by a tax benefit of $6.3 million associated with changes in certain state income tax laws. Both of these were non-cash items in 2007, impacting the Company’s long-term net deferred income tax liabilities;

•

Expenses of $11.2 million (after-tax impact of $6.7 million, or $0.70 per share) related to lease obligations, severance and accelerated depreciation of fixed assets in connection with Kaplan’s restructuring of the Score business;

•

A charge of $6.0 million (after-tax impact of $3.6 million, or $0.38 per share) related to the write-off of an integrated software product under development, and severance costs in connection with Kaplan’s restructuring of Kaplan Professional (U.S.); and

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

Revenue for 2007 was $4,180.4 million, up 7% compared to revenue of $3,904.9 million in 2006. The increase is due to significant revenue growth at the education division, along with strong revenue growth at the cable division. Revenues were down at the Company’s newspaper publishing, magazine publishing and television broadcasting divisions. Advertising revenue decreased 9% in 2007, and circulation and subscriber revenue increased 6%. Education revenue increased 21% in 2007, and other revenue was up 8%. The decline in advertising revenue is due to declines in print advertising at The Washington Post, the absence of significant political and Olympics-related television advertising in 2007 and declines in the magazine publishing division. The increase in circulation and subscriber revenue is due to a 12% increase in subscriber revenue at the cable division from continued growth in all major product offerings. This increase was offset by a 5% decrease in circulation revenue at The Post and a 6% decline in Newsweek circulation revenue due to subscription rate declines at the domestic and international editions of Newsweek. Revenue growth at Kaplan (about 38% of which was from acquisitions) accounted for the increase in education revenue.

Operating costs and expenses for the year increased 7% to $3,703.4 million, from $3,445.1 million in 2006. The increase is primarily due to higher expenses from operating growth at Kaplan and Cable ONE, and increased stock compensation expense, offset by charges of $50.9 million in early retirement plan buyouts at The Washington Post and the Company’s corporate office in 2006.

44    THE WASHINGTON POST COMPANY

Operating income for 2007 increased by 4% to $477.0 million, from $459.8 million in 2006. Operating results were significantly impacted by unusual or one-time operating items described above. Excluding these one-time or unusual items, results at the newspaper publishing, magazine publishing and television broadcasting divisions were down generally due to weakness in advertising demand, offset by improved results at the Company’s education and cable television divisions.

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

Higher education includes Kaplan’s domestic and international post-secondary education businesses, including fixed-facility colleges, as well as online post-secondary and career programs. Higher education revenue grew by 19% for 2007. Enrollments increased 13% to 77,900 at December 31, 2007, compared to 68,900 at December 31, 2006, due to enrollment growth in the online programs. Higher education results for the online programs in 2007 benefited from increases in both price and demand for higher priced advanced programs. Results at the fixed-facility colleges also benefited from course fee increases. Higher education results in 2007 were adversely affected by $2.7 million in lease termination charges; results in 2006 were adversely affected by $3.0 million in asset write-downs.

Test prep includes Kaplan’s standardized test preparation and English-language course offerings, as well as the K12 and Score businesses. Test prep revenue grew 24% in 2007, largely due to the Aspect and PMBR acquisitions made in October 2006. Excluding revenue from acquired businesses, revenue grew 6% in 2007 due to overall strength in the traditional test preparation courses, offset by declines in revenue from the Score business. Operating income for test prep declined in 2007 due to an $11.2 million Score restructuring charge and weakness from the Score and K12 businesses, offset by strong results from the Aspect and PMBR acquisitions and a $6.1 million revenue decrease in 2006 related to timing of courses and estimates of average course length. In the fourth quarter of 2007, Kaplan management announced plans to restructure the Score business. In order to implement a revised business model, 75 Score centers have been closed. After closings and consolidations, Score had 80 centers that focus on providing computer-assisted instruction and small-group tutoring. The restructuring plan includes relocating certain management and terminating certain employees from closed centers. The Company incurred approximately $11.2 million in expenses in 2007 related to lease obligations, severance and accelerated depreciation of fixed assets. The Company completed an impairment review of Score long-lived assets and intangibles in 2007 and determined that no impairment charge was necessary.

Professional includes Kaplan’s domestic and overseas professional businesses. Professional revenue grew 18% in 2007 largely due to the May 2006 acquisition of Tribeca; the March 2007 acquisition of EduNeering Holdings, Inc., a Princeton, NJ-based provider of knowledge management solutions for organizations in the pharmaceutical, medical device, healthcare, energy and manufacturing sectors; and the August 2007 acquisition of the education division of Financial Services Institute of Australasia. Excluding revenue from acquired businesses, professional revenue grew 8% in 2007. The revenue increase is a result of higher revenues at Kaplan Professional (U.K.) due primarily to favorable exchange rates and from growth in the Schweser CFA exam course offerings, offset by continued soft market demand for professional’s insurance, securities, real estate book publishing and real estate course offerings. Operating income increased in 2007 due to strong results at Kaplan Professional (U.K.) and $6.9 million in transition costs at Tribeca in 2006, offset by weakness in professional’s insurance, securities and real estate businesses. Also, Kaplan Professional (U.S.) recorded a $6.0 million charge in the fourth quarter of 2007, comprised of a write-off of an integrated software product under development and severance costs in connection with the restructuring of Kaplan Professional (U.S.). As part of the restructuring, product changes are being implemented and certain operations are in the process of being decentralized, in addition to employee terminations.

Corporate represents unallocated expenses of Kaplan, Inc.’s corporate office and other minor activities. Corporate expenses

2008 FORM 10-K    45

declined in 2007 primarily due to the fourth quarter 2006 charge of $13.0 million related to an agreement to settle a lawsuit, along with a reduction in technology and other general expenses in the fourth quarter of 2007.

Other includes charges for incentive compensation arising from equity awards under the Kaplan stock option plan, which was established for certain members of Kaplan’s management. Kaplan recorded stock compensation expense of $41.3 million in 2007, compared to $27.7 million in 2006 (excluding stock compensation recorded in the first quarter of 2006 related to a change in accounting discussed below). The increase in the charge for 2007 reflects growth and improved prospects for several Kaplan businesses, as well as an increase in public market values of other education companies. In addition, Other includes amortization of certain intangibles, which increased by $9.5 million in 2007 due to recent Kaplan acquisitions.

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

Cable Television Division Subscribers	December 31, 2007	December 31, 2006
Basic	702,669	693,550
Digital	223,931	213,873
High-speed data	341,034	289,010
Telephony	58,640	2,925

Total	1,326,274	1,199,358

RGUs include about 6,700 subscribers who receive free basic video service, primarily local governments, schools and other organizations as required by various franchise agreements.

Below are details of cable division capital expenditures for 2007 and 2006 in the NCTA Standard Reporting Categories:

(in millions)	2007	2006
Customer premise equipment	$52.5	$49.7
Commercial	—	0.1
Scalable infrastructure	20.6	24.4
Line extensions	21.1	19.4
Upgrade/rebuild	12.8	9.5
Support capital	31.3	39.4

Total	$138.3	$142.5

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

During 2007, revenue generated by the Company’s online publishing activities, primarily washingtonpost.com, increased 11% to $114.2 million, from $102.7 million in 2006. Display online advertising revenue grew 16%, and online classified advertising revenue on washingtonpost.com increased 10%. A portion of the Company’s online publishing revenue is included in the magazine publishing division.

In February 2008, the Company announced that a Voluntary Retirement Incentive Program would be offered to some employees of The Washington Post newspaper and the Company’s corporate office, funded primarily from the assets of the Company’s pension plans. The Company also announced that The Post will close its College Park, MD, printing plant.

Television Broadcasting Division. Revenue for the television broadcasting division decreased 6% to $340.0 million in 2007, from $361.9 million in 2006. The revenue decline is due to a

46    THE WASHINGTON POST COMPANY

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

Non-Operating Items. The Company recorded other non-operating income, net, of $10.8 million in 2007, compared to $73.5 million in 2006. The 2007 non-operating income, net, included $8.8 million in foreign currency gains and other non-operating items. The 2006 non-operating income, net, comprised a $43.2 million gain from the sale of the Company’s interest in BrassRing, $33.8 million in gains related to sales of marketable equity securities and $11.9 million in foreign currency gains, offset by a $14.2 million write-down of a marketable equity security and other non-operating items.

A summary of non-operating income (expense) for the years ended December 30, 2007 and December 31, 2006 follows:

(in millions)	2007	2006
Foreign currency gains	$8.8	$11.9
Gain on sales of marketable equity securities	0.4	33.8
Gain on sale of affiliate	—	43.2
Impairment write-downs on investments	—	(15.1)
Other gains (losses)	1.6	(0.3)

Total	$10.8	$73.5

2008 FORM 10-K    47

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

FINANCIAL CONDITION: CAPITAL RESOURCES AND LIQUIDITY

Acquisitions and Dispositions. During 2008, the Company acquired businesses for a total of $123.5 million, financed with cash and $3.2 million in debt.

The Company acquired 10 businesses within its education and newspaper segments for a total of $93.1 million. Kaplan acquired 9 businesses in its higher education, test prep and professional divisions. These include Kaplan Professional’s acquisition of a majority interest in Shanghai Kai Bo Education Investment Management Co., Ltd. (“Kaplan China”), a provider of education in China that offers preparation courses for entry to U.K. universities, along with degree and professional training programs at campuses throughout China. In 2007, Kaplan purchased a 40% interest in Kaplan China. In the first quarter of 2008, Kaplan exercised an option to increase its investment in Kaplan China to an 85% majority interest. The transaction was completed in November 2008, and Kaplan China’s results from the transaction date forward have been included in the Company’s consolidated financial statements. The purchase price allocations for these acquisitions mostly comprised goodwill and other intangible assets.

Also in 2008, the cable television division acquired subscribers primarily in the Mississippi area, for $15.3 million. The purchase price allocations for this transaction is comprised mostly of intangible assets and property, plant and equipment.

In connection with a 2008 acquisition, additional purchase consideration of approximately $1.5 million is contingent on the achievement of certain future operating results and is not included in the Company’s purchase accounting as of December 28, 2008. In connection with certain 2007 acquisitions, additional purchase consideration of approximately $22 million was contingent on the achievement of certain future operating results; such amounts were largely funded in escrow in 2007 and were not included in the Company’s purchase accounting as of December 30, 2007. In 2008, the Company recorded $15.1 million of additional purchase consideration in connection with the achievement of certain operating results by one of these acquired companies and allocated the additional purchase consideration to goodwill. Any remaining purchase consideration related to these contingencies is expected to be recorded as goodwill.

In July 2008, the Company announced an agreement with NBC Universal to acquire WTVJ, the NBC-owned and operated television station in Miami, FL, for approximately $205 million. The agreement was subject to approval by the Federal Communications Commission and required that the transaction close by the end of 2008. The regulatory approval process was not completed by the end of 2008; consequently, the agreement expired.

During 2007, the Company acquired businesses for a total of $296.3 million, financed with cash and $2.0 million in debt. Kaplan acquired nine businesses in its higher education, test prep and professional divisions, of which the largest two were the Kaplan Professional acquisition of EduNeering Holdings, Inc., a Princeton, NJ-based provider of knowledge management solutions for organizations in the pharmaceutical, medical device, healthcare, energy and manufacturing sectors; and the education division of Financial Services Institute of Australasia. In October 2007, the Company acquired the outstanding stock of CourseAdvisor, Inc., a premier online lead generation provider, headquartered in Wakefield, MA. Through its search engine marketing expertise and proprietary technology platform, CourseAdvisor generates student leads for the post-secondary education market. CourseAdvisor operates as an independent subsidiary of the Company. The purchase price allocations for these acquisitions mostly comprised goodwill and other intangible assets.

2007 acquisition activity also included the cable television division’s acquisition of subscribers in the Boise, ID, area for $4.3 million. Most of the purchase price for this transaction was allocated to indefinite-lived intangible assets and property, plant and equipment.

In July 2007, the television broadcasting division entered into a transaction to sell and lease back its current Miami television station facility; a $9.5 million gain was recorded as reduction to expense in the third quarter of 2007. An additional $1.9 million deferred gain is being amortized over the leaseback period. The television broadcasting division purchased land and is building a new Miami television station facility that is expected to be completed in 2009.

48    THE WASHINGTON POST COMPANY

During 2006, Kaplan acquired 11 businesses in its test prep, professional and higher education divisions for a total of $143.4 million. The largest of these included Tribeca Learning Limited, a leading provider of education to the Australian financial services sector; SpellRead, originator of SpellRead Phonological Auditory Training, a reading intervention program for struggling students; Aspect Education Limited, a major provider of English-language instruction with schools located in the U.K., Ireland, Australia, New Zealand, Canada and the U.S.; and PMBR, a nationwide provider of test preparation for the Multistate Bar Exam. Most of the purchase price for the 2006 acquisitions was allocated to goodwill and other intangible assets.

In the fourth quarter of 2006, the Company recorded a $43.2 million pre-tax gain on the sale of BrassRing, in which the Company held a 49% interest. Also in the fourth quarter of 2006, the Company recorded a $1.5 million loss on the sale of PostNewsweek Tech Media, which was part of the Company’s magazine publishing segment.

Capital Expenditures. During 2008, the Company’s capital expenditures totaled $288.9 million. The Company’s capital expenditures for 2008, 2007 and 2006 are disclosed in Note P to the consolidated financial statements. The Company estimates that its capital expenditures will be in the range of $275 million to $300 million in 2009.

Investments in Marketable Equity Securities. At December 28, 2008, the fair value of the Company’s investments in marketable equity securities was $333.3 million, which includes $218.8 million in Berkshire Hathaway Inc. Class A and B common stock and $114.5 million in the common stock of a publicly traded education company.

At December 28, 2008 and December 30, 2007, the gross unrealized gain related to the Company’s Berkshire stock investment totaled $72.4 million and $232.9 million, respectively. During 2008, the Company sold 420 and 5,975 shares of Berkshire Class A and Class B common stock, respectively. Total proceeds from the sale were $64.4 million and the net realized gains were $26.0 million. As the Company sold some of its investment in Berkshire stock in 2008, the Company changed its classification of the Berkshire common stock investment to current from non-current in the Company’s Consolidated Balance Sheets as of December 28, 2008. The gross unrealized gain related to the Company’s other marketable equity security investments totaled $48.7 million and $23.0 million at December 28, 2008 and December 30, 2007, respectively.

Common Stock Repurchases and Dividend Rate. During 2008, 2007 and 2006, the Company repurchased 167,642 shares, 54,506 shares and 77,300 shares, respectively, of its Class B common stock at a cost of $99.0 million, $42.0 million and $56.6 million, respectively. At December 28, 2008, the Company had authorization from the Board of Directors to purchase up to 245,956 shares of Class B common stock. The annual dividend rate for 2009 remains at $8.60 per share, consistent with 2008, which was increased from $8.20 per share in 2007.

Liquidity. At December 28, 2008, the Company had $390.5 million in cash and cash equivalents, compared to $321.5 million at December 30, 2007. As of December 28, 2008 and December 30, 2007, the Company had money market investments of $15.7 million and $5.1 million, respectively, that are classified as cash and cash equivalents in the Company’s consolidated financial statements.

At December 28, 2008, the Company had $150.0 million in commercial paper borrowings outstanding at an average interest rate of 0.2% with various maturities through the first quarter of 2009. In addition, the Company had outstanding $399.9 million of 5.5% unsecured notes due February 15, 2009 and $3.9 million in other debt. On January 30, 2009, the Company completed the issuance of $400.0 million of 7.25% unsecured notes due February 1, 2019. The interest is payable semi-annually on February 1 and August 1, beginning August 1, 2009. The Company used the net proceeds from the sale of the notes and other cash to repay the Company’s $400.0 million unsecured notes that matured on February 15, 2009.

During 2008, the Company’s borrowings, net of repayments, increased by $63.7 million, and the Company’s cash and cash equivalents increased by $69.0 million.

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

During 2008 and 2007, the Company had average borrowings outstanding of approximately $492.3 million and $412.1 million, respectively, at average annual interest rates of approximately 4.9% and 5.5%, respectively. The Company incurred net interest costs on its borrowings of $19.0 million and $12.7 million, respectively, during 2008 and 2007.

2008 FORM 10-K    49

At December 28, 2008 and December 30, 2007, the Company had working capital of $257.3 million and a working capital deficit of $18.5 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.

The Company’s net cash provided by operating activities, as reported in the Company’s Consolidated Statements of Cash Flows, was $535.8 million in 2008, compared to $581.2 million in 2007.

The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and, to a lesser extent, through commercial paper borrowings. In management’s opinion, the Company will have ample liquidity to meet its various cash needs in 2009.

The following reflects a summary of the Company’s contractual obligations as of December 28, 2008:

(in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Debt and interest	$564,788	$36	$—	$—	$—	$—	$564,824
Programming purchase commitments(1)	139,561	119,074	108,790	74,685	65,537	42,519	550,166
Operating leases	135,695	124,261	104,552	90,703	75,501	300,382	831,094
Other purchase obligations(2)	242,246	55,729	34,541	17,089	12,620	10,800	373,025
Long-term liabilities(3)	4,739	5,211	5,596	6,018	6,436	54,709	82,709

Total	$1,087,029	$304,311	$253,479	$188,495	$160,094	$408,410	$2,401,818

(1)

Includes commitments for the Company’s television broadcasting and cable television businesses that are reflected in the Company’s consolidated financial statements and commitments to purchase programming to be produced in future years.

(2)

Includes purchase obligations related to newsprint contracts, printing contracts, employment agreements, circulation distribution agreements, capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the table above. Any amounts for which the Company is liable under purchase orders are reflected in the Company’s Consolidated Balance Sheets as accounts payable and accrued liabilities.

(3)

Primarily made up of postretirement benefit obligations other than pensions. The Company has other long-term liabilities excluded from the table above, including obligations for deferred compensation, long-term incentive plans and long-term deferred revenue.

Other. The Company does not have any off-balance-sheet arrangements or financing activities with special-purpose entities (SPEs). Transactions with related parties, as discussed in Note D to the Company’s consolidated financial statements, are in the ordinary course of business and are conducted on an arm’s-length basis.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the financial statements. On an ongoing basis, the Company evaluates its estimates and assumptions. The Company bases its estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

An accounting policy is considered to be critical if it is important to the Company’s financial condition and results and if it requires management’s most difficult, subjective and complex judgments in its application. For a summary of all of the Company’s significant accounting policies, see Note B to the Company’s consolidated financial statements.

Revenue Recognition, Trade Accounts Receivable, Sales Returns and Allowance for Doubtful Accounts. Education tuition revenue is recognized ratably over the period of instruction as services are delivered to students, net of any refunds, corporate discounts, scholarships and employee tuition discounts. At Kaplan’s test prep division, estimates of average student course length are developed for each course, along with estimates for the anticipated level of student drops and refunds from test performance guarantees, and these estimates are evaluated on an ongoing basis and adjusted as necessary. As Kaplan’s businesses and related course offerings have expanded, including distance-learning businesses and contracts with school districts as part of its K12 business, the complexity and significance of management’s estimates have increased.

50    THE WASHINGTON POST COMPANY

Revenue from media advertising is recognized, net of agency commissions, when the underlying advertisement is published or broadcast. Revenues from newspaper and magazine subscriptions and retail sales are recognized upon the later of delivery or cover date, with adequate provision made for anticipated sales returns. The Company records, as a reduction of revenue, the estimated impact of such returns. The Company bases its estimates for sales returns on historical experience and has not experienced significant fluctuations between estimated and actual return activity.

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

Pension Costs. Excluding special termination benefits related to early retirement programs, the Company’s net pension credit was $25.7 million, $22.3 million and $21.8 million for 2008, 2007 and 2006, respectively. The Company’s pension benefit costs are actuarially determined and are impacted significantly by the Company’s assumptions related to future events, including the discount rate, expected return on plan assets and rate of compensation increases. At January 1, 2006, the Company reduced its expected return on plan assets from 7.5% to 6.5%; the pension credit for 2006 declined by $16.1 million compared to 2005, largely due to this change. At December 31, 2006, the Company raised its discount rate assumption from 5.75% to 6.0%; the pension credit for 2007 increased slightly compared to 2006. At December 30, 2007, the discount rate and expected rate of return assumptions remained at 6.0% and 6.5%, respectively; the pension credit increased by $3.4 million as a result of higher than expected investment returns on plan assets in 2007. At December 28, 2008, the Company reduced its discount rate assumption from 6.0% to 5.75% and changed to a more current Mortality Table. The Company estimates that it will record a net pension credit of approximately $6.0 million in 2009. This amount is lower than in 2008, as a result of significant investment losses on pension plan assets in 2008. The Company’s actual (loss) return on plan assets was (25.0%) in 2008, 7.7% in 2007 and 9.0% in 2006, based on plan assets at the beginning of each year. For each one-half percent increase or decrease to the Company’s assumed expected return on plan assets, the pension credit increases or decreases by approximately $8 million. For each one-half percent increase or decrease to the Company’s assumed discount rate, the pension credit increases or decreases by approximately $3 million.

The Company adopted Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” on December 31, 2006. SFAS 158 has no impact on pension or other postretirement plan expense or credit recognized in the Company’s results of operations, but the new standard required the Company to recognize the funded status of pension and other postretirement benefit plans on its balance sheet at December 31, 2006. The overall impact of the adoption of SFAS 158, taking into account the Company’s pension and other postretirement plans, was a $270 million increase in the Company’s Common Shareholders’ Equity (accumulated other comprehensive income). Of this increase, $246 million related to the Company’s recognizing the funded status of the Company’s pension plans. At December 30, 2007, the overall impact of SFAS 158 increased by about $28 million to $298 million. Of this amount, $268 million relates to the funded status of the Company’s pension plans. At December 28, 2008, the overall impact of SFAS 158 decreased by about $378 million to an unrealized loss of $80 million, with $113 million in unrealized loss related to the funded status of the Company’s pension plans; the change primarily resulted from significant investment losses on pension plan assets in 2008. Note K to the Company’s consolidated financial statements provides additional details surrounding pension costs and related assumptions.

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

In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Share-Based Payment.” SFAS 123R requires companies to record the cost of employee services in exchange for stock options based on the grant-date fair value of the awards. The adoption of SFAS 123R required the Company to change its accounting for Kaplan equity awards from the intrinsic value method to the fair-value-based method of accounting. This change in accounting resulted in the acceleration of expense recognition for Kaplan equity awards; however, it does not impact the overall Kaplan stock compensation expense that will ultimately be recorded over the life of the award. As a result, for the year ended December 31, 2006, the Company reported a $5.1 million after-tax charge for the cumulative effect of change in accounting for Kaplan equity awards ($8.2 million in pre-tax Kaplan stock compensation expense).

The amount of compensation expense varies directly with the estimated fair value of Kaplan’s common stock, the number of options outstanding and the key assumptions used to determine the fair value of Kaplan stock options under the Black-Scholes method (these key assumptions include expected life, interest rate, volatility and dividend yield). The estimated fair value of Kaplan’s common stock is based upon a comparison of operating results and public market values of other education companies and is determined by the Company’s compensation committee of the Board of Directors (the committee), with input from management. Over the past several years, the value of education companies has fluctuated significantly, and consequently, there has been significant volatility in the amounts recorded as expense each year, as well as on a quarterly basis.

2008 FORM 10-K    51

In November 2008, Kaplan’s chief executive officer resigned. The executive exercised 40,805 Kaplan stock options, sold 6,572 Kaplan shares and forfeited 21,526 unvested Kaplan stock options at the time of his resignation. One Kaplan senior manager continues to hold the remaining 2,000 outstanding Kaplan stock options (representing about 0.2% of Kaplan’s common stock), which expire in 2011. In January 2009, the committee set the fair value price at $2,550 per share. Option holders have a 30-day window in which to exercise at this price, after which time the committee has the right to determine a new price in the event of an exercise. No options were awarded or exercised during the first two months of 2009.

The committee awarded to a senior manager of Kaplan shares equal in value to $4.8 million and $4.6 million for the 2007 and 2006 fiscal years, respectively, and the expense of these awards was recorded in the Company’s results of operations for each relevant fiscal year. As a result, in the first quarter of 2008 and 2007, 1,778 and 2,175 Kaplan shares were issued related to the 2007 and 2006 Kaplan share awards, respectively. In the fourth quarter of 2007, a Kaplan senior manager exercised Kaplan stock options and received 1,750 Kaplan shares that remain outstanding at December 28, 2008.

In February 2009, a Kaplan senior manager was granted 1,176 shares of Kaplan restricted stock that will vest over a 3 year period.

Kaplan recorded a stock compensation credit of $7.8 million for 2008, compared to an expense of $41.3 million for 2007 and $27.7 million for 2006, excluding Kaplan stock compensation expense in 2006 of $8.2 million as a result of the change in accounting under SFAS 123R. In 2008, 2007 and 2006, total net payouts were $85.1 million, $8.1 million and $31.1 million, respectively. At December 28, 2008, the Company’s accrual balance related to Kaplan stock-based compensation totaled $8.3 million.

Note J to the Company’s consolidated financial statements provides additional details surrounding Kaplan stock compensation.

Goodwill and Other Intangible Assets. The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually, as of November 30, for possible impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

(in millions)	December 28, 2008	December 30, 2007
Goodwill and indefinite-lived intangible assets	$1,917.1	$2,019.1
Total assets	$5,158.4	$6,004.5
Percentage of goodwill and indefinite-lived intangible assets to total assets	37%	34%

Goodwill and other intangible assets are considered impaired when the carrying value of the reporting unit exceeds the fair value for that reporting unit. An impairment charge is recorded for the difference between the carrying value and the estimated fair value of the asset. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts may signal that an asset has become impaired.

The Company’s impairment review is based on, among other methods, a discounted cash flow approach that requires significant management judgments. In the case of the Company’s cable systems, both a discounted cash flow model and a market approach employing comparable sales analysis are considered. The Company must make estimates and assumptions regarding future cash flows, market values, discount rates reflecting the risk of a market participant and long-term growth rates to determine a reporting unit’s estimated fair value. The Company recorded $135.4 million in pre-tax impairment charges in 2008. Additionally, in 2007 and 2008, Kaplan implemented restructuring plans at Kaplan Professional (U.S.) and Score to improve operating results in the future. The outcome of these restructuring activities could affect the fair value of these businesses. Changes to the Company’s estimates or related assumptions in the future may result in additional impairment charges.

Recent Accounting Pronouncements. See Note B to the Company’s consolidated financial statements for discussion of recent accounting pronouncements.

52    THE WASHINGTON POST COMPANY

[This page intentionally left blank]

2008 FORM 10-K    53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of The Washington Post Company:

In our opinion, the consolidated financial statements referred to under Item 15 (1) on page 36 and listed in the index on page 38 present fairly, in all material respects, the financial position of The Washington Post Company and its subsidiaries at December 28, 2008 and December 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes J and K to the financial statements, The Washington Post Company changed the manner in which it accounts for share-based compensation and the manner in which it accounts for defined benefit pensions and postretirement plans, respectively, both in fiscal 2006.

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

PricewaterhouseCoopers LLP

McLean, Virginia

February 25, 2009

54    THE WASHINGTON POST COMPANY

THE WASHINGTON POST COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
(in thousands, except per share amounts)	December 28, 2008	December 30, 2007	December 31, 2006
Operating Revenues
Education	$2,331,580	$2,030,889	$1,684,141
Advertising	1,083,084	1,234,643	1,358,739
Circulation and subscriber	901,898	817,807	772,250
Other	145,018	97,067	89,797

	4,461,580	4,180,406	3,904,927

Operating Costs and Expenses
Operating	2,023,816	1,882,984	1,738,918
Selling, general and administrative	1,839,986	1,581,596	1,484,003
Depreciation of property, plant and equipment	265,606	221,239	205,295
Amortization of intangible assets	22,525	17,571	7,043
Impairment of goodwill and other intangible assets	135,439	—	9,864

	4,287,372	3,703,390	3,445,123

Income from Operations	174,208	477,016	459,804
Equity in (losses) earnings of affiliates	(7,837)	5,975	790
Interest income	5,672	11,338	10,431
Interest expense	(24,658)	(24,046)	(25,343)
Other (expense) income, net	(2,263)	10,824	73,452

Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle	145,122	481,107	519,134
Provision for Income Taxes	79,400	192,500	189,600

Income Before Cumulative Effect of Change in Accounting Principle	65,722	288,607	329,534
Cumulative Effect of Change in Method of Accounting for Share-based Payments, Net of Taxes	—	—	(5,075)

Net Income	65,722	288,607	324,459
Redeemable Preferred Stock Dividends	(946)	(952)	(981)

Net Income Available for Common Shares	$64,776	$287,655	$323,478

Basic Earnings per Common Share:
Before Cumulative Effect of Change in Accounting Principle	$6.89	$30.31	$34.34
Cumulative Effect of Change in Accounting Principle	—	—	(0.53)

Net Income Available for Common Shares	$6.89	$30.31	$33.81

Diluted Earnings per Common Share:
Before Cumulative Effect of Change in Accounting Principle	$6.87	$30.19	$34.21
Cumulative Effect of Change in Accounting Principle	—	—	(0.53)

Net Income Available for Common Shares	$6.87	$30.19	$33.68

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Fiscal Year Ended
(in thousands)	December 28, 2008	December 30, 2007	December 31, 2006
Net Income	$65,722	$288,607	$324,459
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(51,172)	26,653	17,650
Change in net unrealized gain on available-for-sale securities	(87,513)	115,269	64,858
Pension and other postretirement plan adjustments	(630,574)	42,777	—
Less reclassification adjustment for realized gains included in net income	(47,308)	(394)	(19,560)

	(816,567)	184,305	62,948
Income tax benefit (expense) related to other comprehensive income (loss)	311,351	(67,330)	(18,997)

	(505,216)	116,975	43,951

Comprehensive (Loss) Income	$(439,494)	$405,582	$368,410

The information on pages 60 through 86 is an integral part of the financial statements.

2008 FORM 10-K    55

THE WASHINGTON POST COMPANY

CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	December 28, 2008	December 30, 2007
Assets

Current Assets
Cash and cash equivalents	$390,509	$321,466
Investments in marketable equity securities and other investments	357,337	51,678
Accounts receivable, net	479,361	480,743
Deferred income taxes	10,967	46,399
Inventories	40,213	23,194
Other current assets	73,153	71,490

	1,351,540	994,970

Property, Plant and Equipment
Buildings	349,785	346,116
Machinery, equipment and fixtures	2,337,149	2,185,920
Leasehold improvements	256,866	239,641

	2,943,800	2,771,677
Less accumulated depreciation	(1,805,619)	(1,596,698)

	1,138,181	1,174,979
Land	49,859	49,187
Construction in progress	114,294	56,571

	1,302,334	1,280,737

Investments in Marketable Equity Securities	—	417,781

Investments in Affiliates	76,437	102,399

Goodwill, Net	1,390,157	1,498,237

Indefinite-Lived Intangible Assets, Net	526,982	520,905

Amortized Intangible Assets, Net	98,601	70,437

Prepaid Pension Cost	346,325	1,034,789

Deferred Charges and Other Assets	66,058	84,254

	$5,158,434	$6,004,509

The information on pages 60 through 86 is an integral part of the financial statements.

56    THE WASHINGTON POST COMPANY

(in thousands, except share amounts)	December 28, 2008	December 30, 2007
Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$544,920	$564,744
Income taxes payable	7,499	4,580
Deferred revenue	388,007	354,564
Short-term borrowings	153,822	89,585

	1,094,248	1,013,473

Postretirement Benefits Other Than Pensions	70,992	81,041

Accrued Compensation and Related Benefits	242,508	242,583

Other Liabilities	120,958	84,214

Deferred Income Taxes	360,359	709,694

Long-Term Debt	400,003	400,519

	2,289,068	2,531,524

Commitments and Contingencies

Redeemable Preferred Stock, Series A, $1 par value, with a redemption and liquidation value of $1,000 per share; 23,000 shares authorized; 11,826 shares issued and outstanding	11,826	11,826

Preferred Stock, $1 par value; 977,000 shares authorized, none issued	—	—

Common Shareholders’ Equity
Common stock
Class A common stock, $1 par value; 7,000,000 shares authorized; 1,291,693 shares issued and outstanding	1,292	1,292
Class B common stock, $1 par value; 40,000,000 shares authorized; 18,708,307 shares issued; 8,073,539 and 8,224,354 shares outstanding	18,708	18,708
Capital in excess of par value	232,201	217,780
Retained earnings	4,313,287	4,329,726
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	(3,412)	42,845
Unrealized gain on available-for-sale securities	72,646	153,539
Unrealized (loss) gain on pensions and other postretirement plans	(79,914)	298,152
Cost of 10,634,768 and 10,483,953 shares of Class B common stock held in treasury	(1,697,268)	(1,600,883)

	2,857,540	3,461,159

	$5,158,434	$6,004,509

The information on pages 60 through 86 is an integral part of the financial statements.

2008 FORM 10-K    57

THE WASHINGTON POST COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(in thousands)	December 28, 2008	December 30, 2007	December 31, 2006
Cash Flows from Operating Activities:
Net income	$65,722	$288,607	$324,459
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	—	5,075
Depreciation of property, plant and equipment	265,606	221,239	205,295
Amortization of intangible assets	22,525	17,571	7,043
Goodwill and other intangible asset impairment charges	135,439	—	9,864
Net pension benefit	(25,651)	(22,280)	(21,833)
Early retirement program expense	111,077	—	50,942
Gain on sale of marketable equity securities	(47,308)	(394)	(33,805)
Foreign exchange loss (gain)	46,285	(8,790)	(11,920)
Gain from sale or exchange of businesses	—	(214)	(41,742)
Equity in losses (earnings) of affiliates including impairment charges, net of distributions	9,065	(3,820)	110
Provision for deferred income taxes	(4,196)	33,041	(38,234)
Change in assets and liabilities:
Increase in accounts receivable, net	(4,398)	(42,246)	(10,494)
Increase in inventories	(16,907)	(3,356)	(4,222)
Increase in accounts payable and accrued liabilities	41,788	35,940	41,615
Increase in deferred revenue	32,119	47,163	26,304
(Decrease) increase in Kaplan stock compensation liability	(92,941)	33,240	4,391
Increase (decrease) in income taxes payable	3,110	(1,247)	31,343
(Increase) decrease in other assets and other liabilities, net	(6,629)	(16,075)	34,177
Other	1,061	2,808	16,382

Net cash provided by operating activities	535,767	581,187	594,750

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(288,923)	(290,007)	(284,022)
Proceeds from sale of marketable equity securities	114,393	538	82,910
Investments in certain businesses, net of cash acquired	(86,262)	(273,929)	(153,696)
Purchases of marketable equity securities and other investments	(68,202)	(694)	(51,310)
Investments in affiliates	(4,419)	(15,309)	(3,349)
Escrow funding for acquisition	—	(18,914)	—
Net proceeds from sale of businesses	—	—	76,389
Other	3,314	17,204	11,808

Net cash used in investing activities	(330,099)	(581,111)	(321,270)

Cash Flows from Financing Activities:
Common shares repurchased	(98,960)	(42,031)	(56,559)
Dividends paid	(82,161)	(79,024)	(75,903)
Issuance (repayment) of commercial paper, net	65,183	84,800	—
Principal payments on debt	(1,864)	(3,578)	(27,846)
Other	147	8,076	11,565

Net cash used in financing activities	(117,655)	(31,757)	(148,743)

Effect of Currency Exchange Rate Change	(18,970)	4,999	7,550

Net Increase (Decrease) in Cash and Cash Equivalents	69,043	(26,682)	132,287
Cash and Cash Equivalents at Beginning of Year	321,466	348,148	215,861

Cash and Cash Equivalents at End of Year	$390,509	$321,466	$348,148

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes	$78,600	$158,100	$194,900
Interest	$25,400	$23,800	$24,600

The information on pages 60 through 86 is an integral part of the financial statements.

58    THE WASHINGTON POST COMPANY

THE WASHINGTON POST COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

(in thousands)	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Available- for-Sale Securities	Unrealized (Loss) Gain on Pensions and Other Postretirement Plans	Treasury Stock
Balance, January 1, 2006	$1,722	$18,278	$192,672	$3,871,587	$5,039	$58,313	$—	$(1,509,188)
Net income for the year				324,459
Dividends paid on common stock — $7.80 per share				(74,922)
Dividends paid on redeemable preferred stock				(981)
Repurchase of 77,300 shares of Class B common stock								(56,559)
Issuance of 11,959 shares of Class B common stock, net of restricted stock award forfeitures			3,589					1,737
Amortization of unearned stock compensation			6,315
Change in foreign currency translation adjustment (net of taxes)					17,650
Change in unrealized gain on available-for-sale securities (net of taxes)						26,301
Adjustment to initially apply SFAS 158 for pensions and other postretirement plans (net of taxes)							270,258
Stock option expense			1,291
Tax benefits arising from employee stock plans			1,953

Balance, December 31, 2006	1,722	18,278	205,820	4,120,143	22,689	84,614	270,258	(1,564,010)
Net income for the year				288,607
Dividends paid on common stock — $8.20 per share				(78,072)
Dividends paid on redeemable preferred stock				(952)
Repurchase of 54,506 shares of Class B common stock								(42,031)
Issuance of 34,363 shares of Class B common stock, net of restricted stock award forfeitures			2,699					5,158
Amortization of unearned stock compensation			6,563
Change in foreign currency translation adjustment (net of taxes)					20,156
Change in unrealized gain on available-for-sale securities (net of taxes)						68,925
Adjustment for pensions and other postretirement plans (net of taxes)							27,894
Stock option expense			1,225
Conversion of Class A common stock to Class B common stock	(430)	430
Tax benefits arising from employee stock plans			1,473

Balance, December 30, 2007	1,292	18,708	217,780	4,329,726	42,845	153,539	298,152	(1,600,883)

Net income for the year				65,722
Dividends paid on common stock — $8.60 per share				(81,215)
Dividends paid on redeemable preferred stock				(946)
Repurchase of 167,642 shares of Class B common stock								(98,960)
Issuance of 16,827 shares of Class B common stock, net of restricted stock award forfeitures			5,845					2,575
Amortization of unearned stock compensation			6,736
Change in foreign currency translation adjustment (net of taxes)					(46,257)
Change in unrealized gain on available-for-sale securities (net of taxes)						(80,893)
Adjustment for pensions and other postretirement plans (net of taxes)							(378,066)
Stock option expense			1,078
Tax benefits arising from employee stock plans			762

Balance, December 28, 2008	$1,292	$18,708	$232,201	$4,313,287	$(3,412)	$72,646	$(79,914)	$(1,697,268)

The information on pages 60 through 86 is an integral part of the financial statements.

2008 FORM 10-K    59

THE WASHINGTON POST COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	ORGANIZATION AND NATURE OF OPERATIONS

The Washington Post Company, Inc. (the “Company”) is a diversified education and media company. The Company’s Kaplan subsidiary provides a wide variety of educational services, both domestically and outside the United States. The Company’s media operations consist of the ownership and operation of cable television systems, newspaper publishing (principally The Washington Post), television broadcasting (through the ownership and operation of six television broadcast stations), and magazine publishing (principally Newsweek).

Education—Kaplan, Inc. provides an extensive range of educational services for children, students and professionals. Kaplan’s various businesses comprise three categories: higher education, test prep, and professional.

Media—The Company’s diversified media operations consist of cable television operations; newspaper publishing; television broadcasting; and magazine publishing.

Cable television operations: Cable ONE provides cable services that include basic video, digital video, cable modem and telephone service in the midwestern, western and southern states of the United States.

Newspaper publishing: Washington Post Media publishes The Washington Post (“The Post”), which is the largest and most widely circulated morning daily and Sunday newspaper, primarily distributed by home delivery in the Washington, DC, metropolitan area (including large portions of Maryland and northern Virginia). Washington Post Media also produces washingtonpost.com, an Internet site that features news and information products as well as the full editorial content of The Washington Post. Through the Company’s other newspaper publishing businesses, the Company also publishes other weekly publications and tabloids distributed nationally and within the Washington, DC, metropolitan area and produces other websites and online magazines.

Television broadcasting: The Company owns six VHF television stations located in Houston, TX; Detroit, MI; Miami, FL; Orlando, FL; San Antonio, TX; and Jacksonville, FL. Other than the Company’s Jacksonville station, WJXT, the Company’s television stations are affiliated with one of the major national networks.

Magazine publishing: Newsweek, Inc. publishes Newsweek, a weekly newsmagazine published both domestically and internationally, as well as Arthur Frommer’s Budget Travel. The magazine publishing division also includes certain online media publishing businesses (newsweek.com and budgettravel.com).

B.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year — The Company reports on a 52 to 53-week fiscal year ending on the Sunday nearest December 31. The fiscal years 2008, 2007 and 2006, which ended on December 28, 2008, December 30, 2007, and December 31, 2006, respectively, included 52 weeks. With the exception of the newspaper publishing operations and corporate office, subsidiaries of the Company report on a calendar-year basis.

Basis of Presentation and Principles of Consolidation — The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and include the assets, liabilities, results of operations and cash flows of the Company and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications — Certain amounts in previously issued financial statements have been reclassified to conform with the 2008 presentation.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements. On an ongoing basis, the Company evaluates its estimates and assumptions. Actual results could differ from these estimates.

Business Combinations — The purchase price of an acquisition is allocated to the assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition date. The excess of the cost of an acquired entity over the net of the amounts assigned to the assets acquired and liabilities assumed is recognized as goodwill. The net assets and results of operations of an acquired entity are included in the Company’s consolidated financial statements from the acquisition date.

Cash and Cash Equivalents — Cash and cash equivalents consist of cash on hand and short-term investments with original maturities of three months or less.

Concentration of Credit Risk — Cash and cash equivalents are maintained with several financial institutions domestically and internationally. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with investment grade credit ratings. The Company routinely assesses the financial strength of significant customers and this assessment, combined with the large number and geographical diversity of its customers, limits the Company’s concentration of risk with respect to trade accounts receivable.

Allowance for Doubtful Accounts — Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is based primarily on the aging category, historical trends and management’s evaluation of the financial condition of the customer. Accounts receivable also have been reduced by an estimate of advertising rate adjustments and discounts, based on estimates of advertising volumes for contract customers who are eligible for advertising rate adjustments and discounts.

Investments in Marketable Equity Securities — The Company’s investments in marketable equity securities are classified as

60    THE WASHINGTON POST COMPANY

available-for-sale and therefore are recorded at fair value in the consolidated financial statements, with the change in fair value during the period excluded from earnings and recorded net of tax as a separate component of other comprehensive income. Marketable equity securities the Company expects to hold long term are classified as non-current assets. If the fair value of a marketable equity security declines below its cost basis and the decline is considered other than temporary, the Company will record a write-down, which is included in earnings.

Fair Value of Financial Instruments — The carrying amount reported in the Company’s consolidated financial statements for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, deferred revenue and the current portion of debt approximate fair value because of the short-term nature of these financial instruments. The fair value of long-term debt is determined based on a number of observable inputs, including the current market activity of the Company’s publicly traded notes, trends in investor demands and market values of comparable publicly traded debt.

Inventories — Inventories are stated at the lower of cost or current market value. Cost of newsprint is determined on the first-in, first-out (“FIFO”) method, and cost of magazine paper is determined on the specific-cost method.

Property, Plant and Equipment — Property, plant and equipment is recorded at cost and includes interest capitalized in connection with major long-term construction projects. Replacements and major improvements are capitalized; maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the property, plant and equipment: 3 to 20 years for machinery and equipment, and 20 to 50 years for buildings. The costs of leasehold improvements are amortized over the lesser of their useful lives or the terms of the respective leases.

The cable television division capitalizes costs associated with the construction of cable transmission and distribution facilities and new cable service installations. Costs include all direct labor and materials, as well as certain indirect costs. The cost of subsequent disconnects and reconnects are expensed as they are incurred.

Evaluation of Long-Lived Assets — The recoverability of long-lived assets and finite-lived intangibles is assessed whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. A long-lived asset is considered to be not recoverable when the undiscounted estimated future cash flows are less than the asset’s recorded value. An impairment charge is measured based on estimated fair market value, determined primarily using estimated future cash flows on a discounted basis. Losses on long-lived assets to be disposed are determined in a similar manner, but the fair market value would be reduced for estimated costs to dispose.

Goodwill and Other Intangible Assets — The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company’s intangible assets with an indefinite life are principally from franchise agreements at its cable television division, as the Company expects its cable franchise agreements to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon, and the Company’s cable television division historically has obtained renewals and extensions of such agreements for nominal costs and without any material modifications to the agreements. Amortized intangible assets are primarily mastheads, customer relationship intangibles, non-compete agreements, trademarks and databases, with amortization periods up to 15 years.

The Company reviews goodwill and indefinite-lived intangibles at least annually, as of November 30, for possible impairment. All other intangible assets are amortized over their useful lives. The Company reviews the carrying value of goodwill and indefinite-lived intangible assets utilizing a discounted cash flow model and a market approach employing comparable sales analysis. In reviewing the carrying value of goodwill and indefinite-lived intangible assets at the cable television division, the Company aggregates its cable systems on a regional basis. The Company makes assumptions regarding estimated future cash flows and market values to determine a reporting unit’s estimated fair value. If these estimates or related assumptions change in the future, the Company may be required to record additional impairment charges.

Program Rights — The broadcast subsidiaries are parties to agreements that entitle them to show syndicated and other programs on television. The costs of such program rights and the related liabilities are recorded at the gross amount of the liabilities when the programs are available for broadcasting, and such costs are charged to operations as the programming is aired.

Equity Method Investments — The Company uses the equity method of accounting for its investments in and earnings or losses of affiliates that it does not control, but over which it exerts significant influence. The Company considers whether the fair values of any of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and the overall health of the affiliate’s industry), a write-down would be recorded to estimated fair value.

Cost Method Investments — The Company uses the cost method of accounting for its minority investments in non-public companies where it does not have significant influence over the operations and management of the investee. Investments are recorded at the lower of cost or fair value as estimated by management. Charges recorded to write down cost method investments to their estimated fair value and gross realized gains or losses upon the sale of cost method investments are included in other (expense) income, net in the Company’s consolidated financial statements. Fair value estimates are based on a review of the investees’ product development activities, historical financial results and projected discounted cash flows.

Revenue Recognition — Revenue is recognized when persuasive evidence of an arrangement exists, the fees are fixed or

2008 FORM 10-K    61

determinable, the product or service has been delivered and collectability is reasonably assured. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

Education revenues: Tuition revenue is recognized ratably over the period of instruction as services are delivered to students, net of any refunds, corporate discounts, scholarships and employee tuition discounts. At Kaplan’s test prep division, estimates of average student course length are developed for each course, and these estimates are evaluated on an ongoing basis and adjusted as necessary. Online access revenue is recognized ratably over the period of access. Course material revenue is recognized over the same period as the tuition or online access, if related, or when the products are delivered, if not related. Other revenues, such as student support services, are recognized when the services are provided.

Cable revenues: Cable revenues are primarily derived from subscriber fees for video, high-speed Internet and phone services and from advertising. Cable subscriber revenue is recognized monthly as services are delivered. Advertising revenue is recognized when the commercials or programs are aired.

Newspaper and magazine publishing and television broadcasting: Revenue from media advertising is recognized, net of agency commissions, when the underlying advertisement is published or broadcast. Revenues from newspaper and magazine subscriptions and retail sales are recognized upon the later of delivery or cover date, with adequate provision made for anticipated sales returns.

Sales returns: Consistent with industry practice, certain of the Company’s products, such as newspapers, magazines and books, are sold with the right of return. The Company records, as a reduction of revenue, the estimated impact of such returns. The Company bases its estimates for sales returns on historical experience and has not experienced significant fluctuations between estimated and actual return activity.

Deferred revenue: Amounts received from customers in advance of revenue recognition are deferred as liabilities. Deferred revenue to be earned after one year is included in other liabilities in the Company’s consolidated financial statements.

Leases – The Company leases substantially all of its educational facilities and enters into various other lease agreements in conducting its business. At the inception of each lease, the Company evaluates the lease agreement to determine whether the lease is an operating or capital lease. Additionally, many of the Company’s lease agreements contain renewal options, tenant improvement allowances, rent holidays, and/or rent escalation clauses. When such items are included in a lease agreement, the Company records a deferred rent asset or liability in the consolidated financial statements and records these items in rent expense evenly over the terms of the lease.

The Company is also required to make additional payments under operating lease terms for taxes, insurance, and other operating expenses incurred during the operating lease period; such items are expensed as incurred. Rental deposits are also included as other assets in the consolidated financial statements for lease agreements that require payments in advance or deposits held for security that are refundable, less any damages, at the end of the respective lease.

Pensions and Other Postretirement Benefits — The Company maintains various pension and incentive savings plans and contributes to several multi-employer plans on behalf of certain union-represented employee groups. Substantially all of the Company’s employees are covered by these plans. The Company also provides healthcare and life insurance benefits to certain retired employees. These employees become eligible for benefits after meeting age and service requirements.

The Company accounts for pension and other postretirement benefits in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the fiscal year in which the changes occur through comprehensive income. The Company measures changes in the funded status of both its plans using actuarial models in accordance with SFAS No. 87, “Employers’ Accounting for Pension Plans” (“SFAS 87”), and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”). The Company uses a measurement date of December 31 for its pension and other postretirement benefit plans.

Note K provides detailed information on the Company’s pension and other postretirement plans.

Self-Insurance — The Company uses a combination of insurance and self-insurance for a number of risks, including claims related to employee healthcare and dental care, disability benefits, workers’ compensation, general liability, property damage and business interruption. Liabilities associated with these plans are estimated based on, among other things, the Company’s historical claims experience, severity factors and other actuarial assumptions. The expected loss accruals are based on estimates, and while the Company believes the amounts accrued are adequate, the ultimate loss may differ from the amounts provided.

Income Taxes — The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent that it believes these assets will more likely than not be realized. In making

62    THE WASHINGTON POST COMPANY

such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations; this evaluation is made on an ongoing basis. In the event the Company were to determine that it was able to realize net deferred income tax assets in the future in excess of their net recorded amount, the Company would record an adjustment to the valuation allowance, which would reduce the provision for income taxes.

In July 2006, the FASB issued Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 in the first quarter of 2007. The adoption of FIN 48 had no impact on the Company’s financial position or results of operations.

Foreign Currency Translation — Income and expense accounts of the Company’s foreign operations where the local currency is the functional currency are translated into U.S. dollars using the current rate method whereby trading results are converted at the average rate of exchange for the period, and assets and liabilities are converted at the closing rates on the period end date. Gains and losses on translation of these accounts and the Company’s equity investment in its foreign affiliates are accumulated and reported as a separate component of equity and other comprehensive income. Gains and losses on foreign currency transactions are recognized in the Consolidated Statements of Income.

Equity-Based Compensation — The Company accounts for share- based payments in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees. The Company adopted SFAS 123R in the first quarter of 2006 using a modified prospective application, as permitted under SFAS 123R. Under this application, the Company was required to record compensation expense for all share-based awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

The adoption of SFAS 123R did not have any impact on the Company’s results of operations for Company stock options as the Company had adopted the fair-value-based method of accounting for Company stock options in 2002. However, the adoption of SFAS 123R required the Company to change its accounting for Kaplan equity awards from the intrinsic value method to the fair-value-based method of accounting. This change in accounting resulted in the acceleration of expense recognition for Kaplan equity awards. As a result, for the year ended December 31, 2006, the Company reported a $5.1 million after-tax charge for the cumulative effect of change in accounting for Kaplan equity awards ($8.2 million in pre-tax Kaplan stock compensation expense).

Earnings Per Share — Earnings per share have been calculated in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated similarly except that the computation includes the dilutive effect of the assumed exercise of options and restricted stock issuable under the Company’s stock plans. For additional discussion on earnings per share, refer to Note J for more information.

Comprehensive Income — The Company follows SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”) for the reporting and display of comprehensive income. Comprehensive income consists of net income, foreign currency translation adjustments, the change in unrealized gains (losses) on investments in marketable equity securities and pension and other postretirement plan adjustments.

Recently Adopted and Issued Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 was effective for the Company at the beginning of fiscal year 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the Company’s consolidated financial statements on a recurring basis (at least annually). The adoption of these provisions did not have any impact on the Company’s consolidated financial statements, as the Company’s existing fair value measurements are consistent with the guidance of SFAS 157. The FASB deferred the effective date of SFAS 157 for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis, until the beginning of the Company’s 2009 fiscal year. The Company is currently evaluating the impact that SFAS 157 will have on its pension- related financial assets and nonfinancial assets and liabilities that are not valued on a recurring basis (at least annually). See Note O for additional disclosures about fair value measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. This statement was effective for the Company at the beginning of fiscal year 2008. The Company did not apply the fair value option to any of its

2008 FORM 10-K    63

financial assets and liabilities and, therefore, SFAS 159 did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R requires that the acquisition method of accounting be applied to all business combinations, which significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R changes the accounting treatment for certain specific acquisition-related items, including (1) expensing acquisition-related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of fiscal year 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would also apply the provisions of SFAS 141R. The Company expects SFAS 141R to have an impact on its accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future. Also, since the Company has acquired deferred tax assets for which valuation allowances were recorded at the acquisition date, SFAS 141R could affect the results of operations if changes in the valuation allowances occur subsequent to adoption. For additional discussion on deferred tax valuation allowances, refer to Note G.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement also requires disclosure, on the face of the consolidated financial statements, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for the Company at the beginning of fiscal year 2009. The Company is in the process of evaluating the impact that SFAS 160 will have on its consolidated financial statements.

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

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” This FSP is effective for the Company at the beginning of fiscal year 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. The Company is in the process of evaluating the impact that FSP 03-6-1 will have on its consolidated financial statements.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 addresses how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not yet been issued. The implementation of this standard did not have any impact on the Company’s consolidated financial statements.

In November 2008, the FASB issued EITF No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). This EITF is effective on a prospective basis for the Company at the beginning of fiscal year 2009, consistent with the effective dates of SFAS 141R and SFAS 160. EITF 08-6 addresses the impact that SFAS 141R and SFAS 160 might have on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment and how changes in classification from equity method to cost method should be treated. The Company is in the process of evaluating the impact EITF 08-6 will have on its consolidated financial statements.

In December 2008, the FASB issued FSP No. 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132R-1”). FSP 132R-1 amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132R”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements under this FSP include expanded disclosures about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. This FSP is effective for the Company at the beginning of fiscal year 2010 and does not require comparative information for earlier periods presented. The Company is in the process of evaluating the impact of FSP 132R-1 on its consolidated financial statements.

64    THE WASHINGTON POST COMPANY

C.	ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts receivable at December 28, 2008 and December 30, 2007 consist of the following:

(in thousands)	2008	2007
Trade accounts receivable, less estimated returns, doubtful accounts and allowances of $104,653 and $81,903.	$466,702	$458,594
Other accounts receivable	12,659	22,149

	$479,361	$480,743

Accounts payable and accrued liabilities at December 28, 2008 and December 30, 2007 consist of the following:

(in thousands)	2008	2007
Accounts payable and accrued expenses	$358,623	$339,443
Accrued compensation and related benefits	175,429	219,332
Due to affiliates (newsprint)	10,868	5,969

	$544,920	$564,744

Cash overdrafts of $25.0 million and $35.0 million are included in accounts payable and accrued expenses at December 28, 2008 and December 30, 2007, respectively.

D.	INVESTMENTS

Investments in Marketable Equity Securities. Investments in marketable equity securities at December 28, 2008 and December 30, 2007 consist of the following:

(in thousands)	2008	2007
Total cost	$212,242	$213,561
Net unrealized gains	121,077	255,898

Total fair value	$333,319	$469,459

At December 28, 2008 and December 30, 2007, the Company owned 2,214 and 2,634 shares of Berkshire Hathaway Inc. (“Berkshire”) Class A common stock, respectively, and 3,870 and 9,845 shares of Berkshire Class B common stock, respectively. The Company’s ownership of Berkshire accounted for $218.8 million, or 66%, and $417.8 million, or 89%, of the total fair value of the Company’s investments in marketable equity securities at December 28, 2008 and December 30, 2007, respectively.

Berkshire is a holding company owning subsidiaries engaged in a number of diverse business activities, the most significant of which consists of property and casualty insurance businesses conducted on both a direct and reinsurance basis. Berkshire also owns approximately 18% of the common stock of the Company. The chairman, chief executive officer and largest shareholder of Berkshire, Mr. Warren Buffett, is a member of the Company’s Board of Directors. The Company’s investment in Berkshire common stock is less than 1% of the consolidated equity of Berkshire. At

December 28, 2008 and December 30, 2007, the gross unrealized gain related to the Company’s Berkshire stock investment totaled $72.4 million and $232.9 million, respectively. During 2008, the Company sold 420 and 5,975 shares of Berkshire Class A and Class B common stock, respectively. Total proceeds were $64.4 million and the net realized gains were $26.0 million. As of December 28, 2008, the Company classified the Berkshire common stock investment as a current asset in the Consolidated Balance Sheets. At December 30, 2007, the Company intended to hold the Berkshire common stock investment long term, thus the investment was classified as a non-current asset in Consolidated Balance Sheets.

During 2008 and 2006, the Company invested $65.8 million and $42.9 million in marketable equity securities, respectively. There were no new investments in marketable equity securities in 2007. During 2008, 2007 and 2006, proceeds from the sales of marketable equity securities were $114.4 million, $0.5 million and $82.9 million, respectively, and net realized gains on such sales were $47.3 million, $0.4 million and $33.8 million, respectively. During 2006, the Company recorded a write-down on a marketable equity security of $14.2 million.

Investments in Affiliates. At the end of 2008, the Company’s investments in affiliates consisted of a 49% interest in the common stock of Bowater Mersey Paper Company Limited, which owns and operates a newsprint mill in Nova Scotia, and other investments.

During 2008, the Company recorded $6.8 million in impairment charges at two of the Company’s affiliates.

On November 13, 2006, the Company sold its 49% interest in BrassRing and recorded a $43.2 million pre-tax gain that is included in other (expense) income, net in the Consolidated Statements of Income.

E.	ACQUISITIONS AND DISPOSITIONS

The Company completed business acquisitions totaling approximately $123.5 million in 2008, $296.3 million in 2007 and $143.4 million in 2006. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition; the purchase price allocations mostly comprised goodwill and other intangibles, and property, plant and equipment.

During 2008, the Company acquired 10 businesses within its education and newspaper segments for a total of $93.1 million, financed with cash and $3.2 million in debt. Kaplan acquired 9 businesses in its higher education, test prep and professional divisions. These include Kaplan Professional’s acquisition of a majority interest in Shanghai Kai Bo Education Management Investment Co., Ltd. (“Kaplan China”), a provider of education in China that offers preparation courses for entry to U.K. universities, along with degree and professional training programs at campuses throughout China. In 2007, Kaplan purchased a 40% interest in Kaplan China. In the first quarter of 2008, Kaplan exercised an option to increase its investment in Kaplan China to an 85% majority interest. The transaction was completed in November 2008, and Kaplan China’s results from the transaction date forward

2008 FORM 10-K    65

have been included in the Company’s consolidated financial statements. The purchase price allocations for these acquisitions mostly comprised goodwill and other intangible assets.

Also in 2008, the cable television division acquired subscribers primarily in the Mississippi area, for $15.3 million. The purchase price allocations for these transactions mostly comprised intangible assets and property, plant and equipment.

In connection with a 2008 acquisition, additional purchase consideration of approximately $1.5 million is contingent on the achievement of certain future operating results and is not included in the Company’s purchase accounting as of December 28, 2008. In connection with certain 2007 acquisitions, additional purchase consideration of approximately $22 million was contingent on the achievement of certain future operating results; such amounts were largely funded in escrow in 2007 and were not included in the Company’s purchase accounting as of December 30, 2007. In 2008, the Company recorded $15.1 million of additional purchase consideration in connection with the achievement of certain operating results by one of these acquired companies and allocated the additional purchase consideration to goodwill. Any additional purchase consideration related to these acquisitions is expected to be recorded as goodwill.

In July 2008, the Company announced an agreement with NBC Universal to acquire WTVJ, the NBC-owned and operated television station in Miami, FL, for approximately $205 million. The agreement was subject to approval by the Federal Communications Commission and required that the transaction close by the end of 2008. The regulatory approval process was not completed by the end of 2008; consequently, the agreement expired.

During 2007, the Company acquired 11 businesses within its education, newspaper, and other businesses and corporate office segments for a total of $292.0 million, financed with cash and $2.0 million in debt. Kaplan acquired 9 businesses in its higher education, test prep and professional divisions, of which the largest two were Kaplan Professional’s acquisitions of EduNeering Holdings, Inc., a Princeton, NJ-based provider of knowledge management solutions for organizations in the pharmaceutical, medical device, healthcare, energy and manufacturing sectors; and the education division of Financial Services Institute of Australasia. In October 2007, the Company acquired the outstanding stock of CourseAdvisor, Inc., a premier online lead generation provider, headquartered in Wakefield, MA. Through its search engine marketing expertise and proprietary technology platform, CourseAdvisor generates student leads for the post-secondary education market. CourseAdvisor operates as an independent subsidiary of the Company. The purchase price allocations for these acquisitions mostly comprised goodwill and other intangible assets.

Also in 2007, the cable television division acquired subscribers in the Boise, ID, area for $4.3 million. Most of the purchase price for this transaction was allocated to indefinite-lived intangible assets and property, plant and equipment.

In July 2007, the television broadcasting division entered into a transaction to sell and lease back its current Miami television station facility; a $9.5 million gain was recorded as a reduction to expense in the third quarter. An additional $1.9 million deferred gain is being amortized over the leaseback period. The television broadcasting division purchased land and is building a new Miami television station facility that is expected to be completed in 2009.

During 2006, Kaplan acquired 11 businesses in its higher education, professional and test prep divisions for a total of $143.4 million. The largest of these included Tribeca, a leading provider to the Australian financial services sector; SpellRead, the originator of SpellRead Phonological Auditory Training, a reading intervention program for struggling students; Aspect Education Limited, a major provider of English-language instruction in the U.K., Ireland, Australia, New Zealand, Canada and the U.S.; and PMBR, a nationwide provider of test preparation for the Multistate Bar Exam. Most of the purchase price for the 2006 acquisitions was allocated to goodwill and other intangible assets.

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

In November 2006, the Company completed the sale of the Company’s 49% interest in BrassRing. The pre-tax gain of $43.2 million resulting from this transaction, which was included in other (expense) income, net in the Consolidated Statements of Income, increased net income by approximately $27.4 million and diluted earnings per share by $2.86.

In December 2006, the Company completed the sale of the PostNewsweek Tech Media division, which was part of the Company’s magazine publishing segment, and recorded a $1.5 million loss.

F.	GOODWILL AND OTHER INTANGIBLE ASSETS

In 2008, the Company recorded goodwill and other intangible asset impairment charges of $135.4 million. As a result of the challenging advertising environment at the Company’s community newspapers and The Herald, which are part of the newspaper publishing segment, the Company performed an interim review of the carrying value of goodwill and recorded a $59.7 million goodwill impairment charge. As part of the Company’s annual impairment review, a $69.7 million goodwill and other intangible assets impairment charge was recorded at the Company’s online lead generation business within the other businesses and corporate office segment, due to lower than expected revenue and operating income growth since its acquisition. The Company also recorded a goodwill impairment charge of $6.1 million in the newspaper publishing segment as part of its annual impairment review.

Also in the fourth quarter of 2008, the Company recorded a $28.4 million amortized intangible asset in connection with a non-

66    THE WASHINGTON POST COMPANY

competition and non-solicitation agreement entered into between the Company and the former Kaplan chief executive officer, who resigned in November 2008. This asset will be amortized over three years.

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

Amortization expense was $22.5 million in 2008 and is estimated to be approximately $25.0 million in each of 2009, 2010 and 2011, and approximately $13.0 million in each of 2012 and 2013.

The Company’s goodwill and other intangible assets as of December 28, 2008 and December 30, 2007 were as follows:

(in thousands)	Gross	Accumulated Amortization	Net
2008:
Goodwill	$1,688,559	$298,402	$1,390,157
Indefinite-lived intangible assets	690,788	163,806	526,982
Amortized intangible assets	165,352	66,751	98,601

	$2,544,699	$528,959	$2,015,740

2007:
Goodwill	$1,796,639	$298,402	$1,498,237
Indefinite-lived intangible assets	684,711	163,806	520,905
Amortized intangible assets	114,663	44,226	70,437

	$2,596,013	$506,434	$2,089,579

Activity related to the Company’s goodwill and other intangible assets during 2008 was as follows:

	Goodwill, Net
(in thousands)	Beginning of Year	Acquisitions	Foreign Currency Exchange Rate and Other	Impairment	End of Year
Education	$1,020,177	$72,882	$(70,388)		$1,022,671
Cable Television	85,666	293	(471)		85,488
Newspaper Publishing	81,169		17	$(65,772)	15,414
Television Broadcasting	203,165				203,165
Magazine Publishing	25,015				25,015
Other Businesses and Corporate Office	83,045	16,144		(60,785)	38,404

	$1,498,237	$89,319	$(70,842)	$(126,557)	$1,390,157

	Indefinite-Lived Intangible Assets, Net
(in thousands)	Beginning of Year	Acquisitions	Other	End of Year
Education	$9,262			$9,262
Cable Television	511,643	$5,606	$471	517,720
Newspaper Publishing
Television Broadcasting
Magazine Publishing
Other Businesses and Corporate Office

	$520,905	$5,606	$471	$526,982

	Amortized Intangible Assets, Net
(in thousands)	Begin- ning of Year	Acquisi- tions and Add- itions	For- eign Curr- ency Ex- change Rate and Other	Amort- ization	Impair- ment	End of Year
Education	$36,822	$60,540	$(2,115)	$(15,472)		$79,775
Cable Television	1,081	373		(307)		1,147
Newspaper Publishing	4,240	1,014		(625)		4,629
Television Broadcasting
Magazine Publishing
Other Businesses and Corporate Office	28,294	(241)		(6,121)	(8,882)	13,050

	$70,437	$61,686	$(2,115)	$(22,525)	$(8,882)	$98,601

Activity related to the Company’s goodwill and other intangible assets during 2007 was as follows:

	Goodwill, Net
(in thousands)	Beginning of Year	Acquisitions	Foreign Currency Exchange Rate and Other	End of Year
Education	$845,754	$155,299	$19,124	$1,020,177
Cable Television	85,666			85,666
Newspaper Publishing	79,739	472	958	81,169
Television Broadcasting	203,165			203,165
Magazine Publishing	25,015			25,015
Other Businesses and Corporate Office	912	82,133		83,045

	$1,240,251	$237,904	$20,082	$1,498,237

	Indefinite-Lived Intangible Assets, Net
(in thousands)	Beginning of Year	Acquisitions	Other	End of Year
Education	$9,262			$9,262
Cable Television	508,480	$3,804	$(641)	511,643
Newspaper Publishing
Television Broadcasting
Magazine Publishing
Other Businesses and Corporate Office

	$517,742	$3,804	$(641)	$520,905

	Amortized Intangible Assets, Net
(in thousands)	Beginning of Year	Acquisitions and Additions	Foreign Currency Exchange Rate and Other	Amortization	End of Year
Education	$25,270	$25,691	$530	$(14,669)	$36,822
Cable Television	1,021	123	379	(442)	1,081
Newspaper Publishing	5,508		(106)	(1,162)	4,240
Television Broadcasting
Magazine Publishing
Other Businesses and Corporate Office		29,592		(1,298)	28,294

	$31,799	$55,406	$803	$(17,571)	$70,437

2008 FORM 10-K    67

G.	INCOME TAXES

Income before income taxes and cumulative effect of change in accounting principle consists of the following:

(in thousands)	2008	2007	2006
Domestic	$103,676	$429,555	$480,612
Foreign	41,446	51,552	38,522

	$145,122	$481,107	$519,134

The provision for income taxes consists of the following:

(in thousands)	Current	Deferred	Total
2008
U.S. Federal	$55,884	$2,006	$57,890
State and local	14,540	(3,691)	10,849
Foreign	13,172	(2,511)	10,661

	$83,596	$(4,196)	$79,400

2007
U.S. Federal	$132,235	$32,673	$164,908
State and local	16,963	(642)	16,321
Foreign	10,261	1,010	11,271

	$159,459	$33,041	$192,500

2006
U.S. Federal	$193,261	$(19,681)	$173,580
State and local	27,624	(17,465)	10,159
Foreign	6,949	(1,088)	5,861

	$227,834	$(38,234)	$189,600

In addition to the income tax provision presented above, in 2006, the Company recorded a federal and state income tax benefit of $3.1 million on the charge recorded as a cumulative effect of change in accounting for Kaplan equity awards in connection with the adoption of SFAS 123R.

The provision for income taxes exceeds the amount of income tax determined by applying the U.S. Federal statutory rate of 35% to income before taxes as a result of the following:

(in thousands)	2008	2007	2006
U.S. Federal taxes at statutory rate	$50,793	$168,387	$181,697
State and local taxes (benefit), net of U.S. Federal tax	(2,401)	10,161	6,603
Valuation allowance against state tax benefits, net of U.S. Federal tax	9,453	448	—
Goodwill impairments	26,795	—	573
Tax provided on foreign subsidiary earnings and distributions at (less) more than the expected U.S. Federal statutory tax rate	(4,501)	(1,777)	190
Tax provided on foreign affiliate earnings at more (less) than the expected U.S. Federal statutory tax rate	—	13,254	(755)
Other, net	(739)	2,027	1,292

Provision for income taxes	$79,400	$192,500	$189,600

Results for 2008 include a $4.6 million provision to return adjustment from 2007; the Company concluded that this adjustment is not material to the Company’s financial positions or results of operations for 2008 and 2007, based on its consideration of quantitative and qualitative factors.

Results for 2007 included an additional $12.9 million in income tax expense related to Bowater Mersey, the Company’s 49% owned affiliate based in Canada. The Company previously recorded deferred income taxes on the equity in earnings (losses) of Bowater Mersey based on the 5% dividend withholding rate provided in the tax treaty between the U.S. and Canada. In the second quarter of 2007, the Company obtained additional information related to Bowater Mersey’s Canadian tax position and determined that deferred income taxes on the equity in earnings (losses) of this affiliate investment should be recorded at a 35% tax rate. The Company concluded that this charge was not material to the Company’s financial positions or results of operations for 2007 and prior years, based on its consideration of quantitative and qualitative factors. Results for 2007 also include a $6.3 million income tax benefit related to a change in certain state income tax laws enacted in the second quarter of 2007. Both of these items were non-cash items in 2007, impacting the Company’s long-term net deferred income tax liabilities.

68    THE WASHINGTON POST COMPANY

Deferred income taxes at December 28, 2008 and December 30 2007, consist of the following :

(in thousands)	2008	2007
Accrued postretirement benefits	$29,527	$33,551
Other benefit obligations	108,427	137,626
Accounts receivable	31,100	20,479
State income tax loss carryforwards	16,859	11,845
U.S. Federal income tax loss carryforwards	10,494	12,301
Foreign income tax loss carryforwards	8,278	3,888
Other	27,844	27,035

Deferred tax assets	232,529	246,725
(Valuation allowance)	(13,197)	(5,535)

Deferred tax assets, net	$219,332	$241,190

Property, plant and equipment	137,935	119,002
Prepaid pension cost	126,805	410,590
Unrealized gain on available-for-sale securities	48,441	102,369
Affiliate operations	16,197	22,973
Goodwill and other intangibles	239,346	249,551

Deferred tax liabilities	$568,724	$904,485

Deferred income tax liabilities, net	$349,392	$663,295

Deferred U.S. and state income taxes have been recorded for undistributed earnings of investments in foreign subsidiaries to the extent taxable dividend income would be recognized if such earnings were distributed. Deferred income taxes recorded for undistributed earnings of investments in foreign subsidiaries are net of foreign tax credits estimated to be available.

Deferred U.S. and state income taxes have not been recorded for the full book value and tax basis differences related to investments in foreign subsidiaries because such investments are expected to be indefinitely held. The book value exceeded the tax basis of investments in foreign subsidiaries by approximately $77.6 million and $45.5 million at December 28, 2008 and December 30, 2007, respectively. If the investments in foreign subsidiaries were held for sale, instead of expected to be held indefinitely, additional U.S. and state deferred income tax liabilities, net of foreign tax credits estimated to be available on undistributed earnings, of approximately $16.6 million and $10.9 million would have been recorded at December 28, 2008 and December 30, 2007, respectively.

The Company has approximately $29.9 million of U.S. Federal income tax loss carryforwards obtained as a result of prior stock acquisitions. These U.S. Federal income tax loss carryfowards are expected to be fully utilized; during 2009 through 2013, approx-imately $5 million a year are expected to be utilized, and during 2014 through 2025, the balance is expected to be utilized.

The Company has approximately $316.3 million of state income tax loss carryforwards available to offset future state taxable income and has established, with respect to these losses, approximately $16.9 million in deferred state income taxes, net of U.S. Federal income tax. The Company has also established approximately $2.7 million in valuation allowances against net deferred state taxes for the portion of state tax loss carryforwards that may not be fully utilized to reduce future state taxable income. State income tax loss carryforwards, if unutilized, will start to expire approximately as follows:

(in millions)
2009	$6.7
2010	1.7
2011	7.5
2012	1.9
2013	1.7
2014 and after	296.8

Total	$316.3

The Company has approximately $29.7 million of foreign income tax loss carryforwards, mainly as a result of prior stock acquisitions, that are available to offset future foreign taxable income and has established, with respect to these losses, approximately $8.3 million in deferred foreign income tax benefits. The Company has also established approximately $2.1 million in valuation allowances against the deferred tax benefits recorded for the portion of foreign tax losses that may not be fully utilized to reduce future foreign taxable income. Substantially all foreign income tax loss carryforwards may be carried forward indefinitely.

The company has $11.1 million in valuation allowances against state income tax benefits recognized, net of U.S. Federal income tax. As stated above, approximately $2.7 million of this valuation allowance, net of U.S. Federal income tax, relates to state income tax loss carryforwards. The valuation allowances established against state income tax benefits recorded may increase or decrease within the next 12 months based on operating results or the market value of investment holdings; as a result, the Company is unable to estimate the potential tax impact given the uncertain operating and market environment. The Company has not recorded valuation allowances against any U.S. Federal income tax benefits and has established valuation allowances against foreign income tax benefits recorded only with respect to certain foreign tax loss carryforwards. The Company does not currently anticipate that within the next 12 months there will be any events requiring significant increases or decreases in U.S. Federal or foreign valuation allowances.

The Company files income tax returns with the U.S. Federal government and various state and foreign jurisdictions, with the U.S. Federal considered the only major tax jurisdiction. The statute of limitations has expired on all consolidated U.S. Federal corporate income tax returns filed through 2004, and the Internal Revenue Service is not currently examining any of the post-2004 returns filed by the Company.

The Company implemented FIN 48 in the first quarter of 2007, and there was no impact on the Company’s financial position or results of operations as a result of the implementation.

2008 FORM 10-K    69

The Company has determined that there are no material transactions or material tax positions taken by the Company that would fail to meet the more-likely-than-not threshold established by FIN 48 for recognizing transactions or tax positions in the financial statements. In making this determination, the Company presumes that all matters will be examined with full knowledge of all relevant information by appropriate taxing authorities and that the Company will pursue, if necessary, resolution by related appeals or litigation. The Company has accrued a tax liability for various tax positions reflected in the consolidated financial statements where it is uncertain whether the tax benefit associated with the tax positions will ultimately be recognized in full. The amount of, and changes to, this accrued tax liability are not material to the Company’s financial position or results of operations, and the Company does not expect the total amount of this accrued tax liability or the gross amount of any unrecognized tax benefits to significantly increase or decrease within the next 12 months.

H.	DEBT

Long-term debt consists of the following:

(in millions)	December 28, 2008	December 30, 2007
Commercial paper borrowings	$150.0	$84.8
5.5% unsecured notes due February 15, 2009	399.9	399.7
Other indebtedness	3.9	5.6

Total	553.8	490.1
Less current portion	(153.8)	(89.6)

Total long-term debt	$400.0	$400.5

At December 28, 2008, the average interest rate on the Company’s outstanding commercial paper borrowings was 0.2%. The Company’s other indebtedness at December 28, 2008 and December 30, 2007 is at interest rates of 5% to 8% and matures in 2009. The final interest payment on the 5.5% unsecured notes was made in February 2009.

On January 30, 2009, the Company completed the issuance of $400.0 million, 7.25% unsecured notes due February 1, 2019. The Company is required to make semi-annual interest payments related to these notes on February 1 and August 1, beginning August 1, 2009. The Company used the net proceeds (approximately $395.9 million) resulting from the issuance of its 7.25%, 10-year notes and other cash to repay $400.0 million of notes that matured on February 15, 2009.

The Company entered a $500 million 5-year revolving credit agreement with a group of banks on August 8, 2006 (the “2006 Credit Agreement”). This agreement supports the issuance of the Company’s commercial paper, but the Company may also draw on the facility for general corporate purposes. The 2006 Credit Agreement will expire on August 8, 2011. The Company has not borrowed any money under this agreement. Any borrowings that are outstanding under the 2006 Credit Agreement would have to be repaid on or prior to the final termination date.

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

During 2008 and 2007, the Company had average borrowings outstanding of approximately $492.3 million and $412.1 million, at average annual interest rates of approximately 4.9% and 5.5%, respectively. The Company incurred net interest costs on its borrowings of $19.0 million and $12.7 million during 2008 and 2007, respectively. Total capitalized interest expense during 2008 was $0.5 million and was related to the construction of a qualified asset. No interest expense was capitalized in 2007 or 2006.

At December 28, 2008 and December 30, 2007, the fair value of the Company’s 5.5% unsecured notes, based on quoted market prices, totaled $397.8 million and $400.8 million, respectively, compared with the carrying amount of $399.9 million and $399.7 million, respectively. The carrying value of the Company’s other unsecured debt at December 28, 2008 approximates fair value.

I.	REDEEMABLE PREFERRED STOCK

In connection with the acquisition of a cable television system in 1996, the Company issued 11,947 shares of its Series A preferred stock. On February 23, 2000, the Company issued an additional 1,275 shares related to this transaction. From 1998 to 2008, 1,396 shares of Series A preferred stock were redeemed at the request of Series A preferred stockholders.

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

70    THE WASHINGTON POST COMPANY

J.	CAPITAL STOCK, STOCK AWARDS AND STOCK OPTIONS

Adoption of SFAS 123R. The Company adopted SFAS 123R in 2006 and reported a $5.1 million after-tax charge for the cumulative effect of change in accounting for Kaplan equity awards ($8.2 million in pre-tax Kaplan stock compensation expense).

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

During 2008, 2007 and 2006, the Company purchased a total of 167,642, 54,506 and 77,300 shares, respectively, of its Class B common stock at a cost of approximately $99.0 million, $42.0 million and $56.6 million, respectively. At December 28, 2008, the Company had authorization from the Board of Directors to purchase up to 245,956 shares of Class B common stock.

Stock Awards. In 1982, the Company adopted a long-term incentive compensation plan, which, among other provisions, authorizes the awarding of Class B common stock to key employees. Stock awards made under this incentive compensation plan are subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant’s employment terminates before the end of a specified period of service to the Company. At December 28, 2008, there were 166,600 shares reserved for issuance under the incentive compensation plan. Of this number, 32,785 shares were subject to awards outstanding and 133,815 shares were available for future awards. Activity related to stock awards under the long-term incentive compensation plan for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, was as follows:

	2008		2007		2006
	Number of Shares	Average Award Price	Number of Shares	Average Award Price	Number of Shares	Average Award Price
Beginning of year, unvested	34,355	$813.99	29,105	$815.55	29,580	$819.83
Awarded	3,550	685.00	19,260	759.66	1,300	769.43
Vested	(1,147)	968.05	(12,838)	726.94	(159)	721.32
Forfeited	(3,973)	798.37	(1,172)	913.33	(1,616)	866.07

End of year, unvested	32,785	$796.52	34,355	$813.99	29,105	$815.55

For the share awards outstanding at December 28, 2008, the aforementioned restriction will lapse in 2009 for 12,550 shares, in 2010 for 825 shares, in 2011 for 15,560 shares and in 2012 for 3,850 shares. Stock-based compensation costs resulting from Company stock awards reduced net income by $3.7 million, $3.7 million and $3.3 million, in 2008, 2007 and 2006, respectively.

As of December 28, 2008, there was $9.3 million of total unrecognized compensation expense related to this plan. That cost is expected to be recognized on a straight-line basis over a weighted average period of 1.7 years.

Stock Options. The Company’s employee stock option plan reserves 1,900,000 shares of the Company’s Class B common stock for options to be granted under the plan. The purchase price of the shares covered by an option cannot be less than the fair value on the granting date. Options generally vest over 4 years and have a maximum term of 10 years. At December 28, 2008, there were 362,525 shares reserved for issuance under the stock option plan, of which 87,025 shares were subject to options outstanding and 275,500 shares were available for future grants.

Activity related to in options outstanding for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 was as follows:

	2008		2007		2006
	Number of Shares	Average Option Price	Number of Shares	Average Option Price	Number of Shares	Average Option Price
Beginning of year	92,275	$606.89	109,175	$593.82	113,325	$572.36
Granted	17,000	402.71	—	—	9,000	729.67
Exercised	(17,250)	533.94	(16,275)	519.12	(12,275)	481.05
Forfeited	(5,000)	612.00	(625)	609.62	(875)	803.61

End of year	87,025	$581.17	92,275	$606.89	109,175	$593.82

2008 FORM 10-K    71

Of the shares covered by options outstanding at the end of 2008, 64,806 are now exercisable, 7,219 will become exercisable in 2009, 6,500 will become exercisable in 2010, 4,250 will become exercisable in 2011 and 4,250 will become exercisable in 2012. For 2008, 2007 and 2006, the Company recorded expense of $1.1 million, $1.2 million and $1.3 million related to this plan, respectively. Information related to stock options outstanding and exercisable at December 28, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstand- ing at 12/28/ 2008	Weight- ed Average Remain- ing Contract- ual Life (yrs.)	Weight- ed Average Exercise Price	Shares Exer- cisable at 12/28/ 2008	Weight- ed Average Remain- ing Contract- ual Life (yrs.)	Weight- ed Average Exercise Price
$ 369	15,000	10.0	$369.48	—	—	—
503–586	42,150	2.1	524.85	42,150	2.1	524.85
652–693	2,500	9.0	660.03	500	5.0	692.51
729–763	19,875	6.2	734.15	14,656	5.7	734.13
816	3,500	5.0	816.05	3,500	5.0	816.05
954	4,000	6.0	953.50	4,000	6.0	953.50

	87,025	4.9	$581.17	64,806	3.3	$615.66

At December 28, 2008, the intrinsic value for all options outstanding and unvested was $0.2 million. All exercisable shares at December 28, 2008 were antidilutive. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of the Company’s stock was $382.23 at December 28, 2008. At December 28, 2008, there were 22,219 unvested options related to this plan with an average exercise price of $480.57 and a weighted average remaining contractual term of 9.5 years. At December 30, 2007, there were 9,938 unvested options with an average exercise price of $759.42.

As of December 28, 2008, total unrecognized stock-based compensation expense related to this plan was $2.6 million, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.0 years. The total intrinsic value of options exercised during 2008, 2007 and 2006 was $2.4 million, $4.7 million and $3.7 million, respectively; a tax benefit from these stock option exercises of $1.0 million, $1.9 million and $1.4 million was realized during 2008, 2007 and 2006, respectively.

During 2008 and 2006, all options were granted at an exercise price equal to or greater than the fair market value of the Company’s common stock at the date of grant. There were no options granted during 2007. During 2008, the Company granted options of 2,000 and 15,000, with a weighted average fair value of $159.93 and $79.24, respectively. The weighted average fair value for options granted during 2006 was $211.76.

The fair value of options at date of grant was estimated using the Black-Scholes method utilizing the following assumptions:

	2008	2006
Expected life (years)	7	7
Interest rate	1.91%–3.31%	4.45%
Volatility	20.41%–25.39%	20.35%
Dividend yield	1.32%–2.33%	1.07%

The Company also maintains a stock option plan at Kaplan that provides for the issuance of Kaplan stock options to certain members of Kaplan’s management. The Kaplan stock option plan was adopted in 1997 and initially reserved 15%, or 150,000 shares, of Kaplan’s common stock for awards to be granted under the plan. Under the provisions of this plan, options are issued with an exercise price equal to the estimated fair value of Kaplan’s common stock, and options vest ratably over the number of years specified (generally four to five years) at the time of the grant. Upon exercise, an option holder may receive Kaplan shares or cash equal to the difference between the exercise price and the then fair value. The fair value of Kaplan’s common stock is determined by the Company’s compensation committee of the Board of Directors. In January 2009, the committee set the fair value price at $2,550 per share. Option holders have a 30-day window in which they may exercise at this price, after which time the compensation committee has the right to determine a new price in the event of an exercise.

In November 2008, Kaplan’s chief executive officer resigned. The executive exercised 40,805 Kaplan stock options, sold 6,572 Kaplan shares and forfeited 21,526 unvested Kaplan stock options at the time of his resignation.

Activity related to Kaplan stock options outstanding for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 was as follows:

	2008		2007		2006
	Number of Shares	Average Option Price	Number of Shares	Average Option Price	Number of Shares	Average Option Price
Beginning of year	69,662	$1,611.89	73,352	$1,480.11	62,229	$944.63
Granted	21,325	2,700.00	3,262	2,115.00	29,785	1,833.00
Exercised	(67,461)	1,701.38	(6,952)	457.55	(18,662)	257.73
Forfeited	(21,526)	2,498.56	—	—	—	—

End of year	2,000	$652.00	69,662	$1,611.89	73,352	$1,480.11

The compensation committee awarded a Kaplan senior manager Kaplan shares equal in value to $4.8 million and $4.6 million for the 2007 and 2006 fiscal year, respectively, and the expense of these awards was recorded in the Company’s results of operations for each relevant fiscal year. As a result, in the first quarter of 2008 and 2007, 1,778 and 2,175 of Kaplan shares were issued related to the 2007 and 2006 Kaplan share awards, respectively. In the fourth quarter of 2007, a Kaplan senior manager exercised Kaplan stock options and received 1,750 Kaplan shares.

Kaplan recorded a stock compensation credit of $7.8 million for 2008, compared to stock compensation expense of $41.3 million for 2007 and $27.7 million for 2006, excluding Kaplan stock compensation expense in 2006 of $8.2 million as a result of the change in accounting under SFAS 123R. In 2008, 2007 and 2006, total net payouts of Kaplan options and Kaplan shares were $85.1 million, $8.1 million and $31.1 million, respectively. At December 31, 2008, the Company’s accrual balance related to Kaplan stock-based compensation totaled $8.3 million; this liability relates to 2,000 Kaplan stock options and 1,750 Kaplan shares outstanding.

72    THE WASHINGTON POST COMPANY

In February 2009, a Kaplan senior manager was granted 1,176 shares of Kaplan restricted stock that will vest over a 3 year period.

At December 28, 2008, there was no unrecognized stock-based compensation expense related to stock options. The total intrinsic value of options exercised during 2008 was $67.4 million; a tax benefit from these stock option exercises of $26.3 million was realized during 2008.

Information related to stock options outstanding and exercisable at December 28, 2008 is as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Shares Outstanding at 12/28/2008	Remaining Contractual Life (yrs.)	Shares Exercisable at 12/28/2008	Remaining Contractual Life (yrs.)
$ 652	2,000	3.0	2,000	3.0

At December 28, 2008, the intrinsic value for all options outstanding and exercisable was $3.8 million; there were no unvested options. At December 30, 2007, there were 33,591 unvested options with an average exercise price of $1,883.

The fair value of Kaplan stock options at December 28, 2008 and December 30, 2007 was estimated using the Black-Scholes method utilizing the following assumptions:

	December 28, 2008	December 30, 2007
Expected life (years)	2	0–4
Interest rate	0.82%	3.05%–3.34%
Volatility	50.5%	34.24%–45.39%
Dividend yield	0%	0%

Earnings Per Share. Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each year. Diluted earnings per common share is based on the weighted average number of shares of common stock outstanding each year, adjusted for the dilutive effect of shares issuable under outstanding stock options and restricted stock.

The Company’s earnings per share (basic and diluted) for 2008, 2007 and 2006 are presented below:

	Fiscal Year Ended
(in thousands, except per share amounts)	December 28, 2008	December 30, 2007	December 31, 2006
Income before cumulative effect of change in accounting principle, after redeemable preferred stock dividends	$64,776	$287,655	$328,553
Cumulative effect of change in method of accounting for share-based payments, net of taxes	—	—	(5,075)

Net income available for common shares	$64,776	$287,655	$323,478

Weighted average shares outstanding—basic	9,408	9,492	9,568
Effect of dilutive shares:
Stock options and restricted stock	22	36	38

Weighted average shares outstanding—diluted	9,430	9,528	9,606

Basic earnings per common share:
Before cumulative effect of change in accounting principle	$6.89	$30.31	$34.34
Cumulative effect of change in accounting principle	—	—	(0.53)

Net income available for common shares	$6.89	$30.31	$33.81

Diluted earnings per common share:
Before cumulative effect of change in accounting principle	$6.87	$30.19	$34.21
Cumulative effect of change in accounting principle	—	—	(0.53)

Net income available for common shares	$6.87	$30.19	$33.68

2008 FORM 10-K    73

The 2008, 2007 and 2006 diluted earnings per share amounts exclude the effects of 29,875, 7,500 and 13,000 stock options outstanding, respectively, as their inclusion would be antidilutive.

K.	PENSIONS AND OTHER POSTRETIREMENT PLANS

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

Adoption of SFAS 158. The Company’s common shareholders’ equity (accumulated other comprehensive income) increased by $270 million as a result of the adoption of SFAS 158 in 2006. In 2007, the Company’s common shareholders’ equity increased by approximately $28 million to $298 million as a result of SFAS 158. In 2008, the Company’s common shareholders’ equity declined by approximately $378 million to an unrealized loss of $80 million as a result of SFAS 158.

In 2006, the Company’s investment in affiliates balance declined by $7.6 million as a result of the adoption of SFAS 158 by Bowater Mersey Paper Company, in which the Company holds a 49% interest. In 2008 and 2007, the Company’s investment in affiliates balance increased by $1.1 million and $5.0 million, respectively, as a result of SFAS 158 adjustments.

Defined Benefit Plans. The Company’s defined benefit pension plans consist of various pension plans and a Supplemental Executive Retirement Plan (SERP) offered to certain executives of the Company.

Newsweek offered a Voluntary Retirement Incentive Program to certain employees in the first quarter of 2008, and 117 employees accepted the offer. The Company recorded early retirement program expense of $28.3 million during 2008, which will be funded mostly from the assets of the Company’s pension plans. In November 2008, Newsweek announced another Voluntary Retirement Incentive Program, which was offered to certain Newsweek employees. The program includes enhanced retirement benefits and will be completed by the end of the first quarter of 2009. A total of 43 employees accepted the offer; the cost is estimated at $6.5 million and will be funded primarily from the assets of the Company’s pension plans.

The Company offered a Voluntary Retirement Incentive Program in the first quarter 2008 to some employees of The Washington Post newspaper and the corporate office; 236 employees have accepted the offer. The early retirement program expense of $82.8 million was recorded during 2008 and will be funded mostly from the assets of the Company’s pension plans.

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

The following table sets forth obligation, asset and funding information for the Company’s defined benefit pension plans at December 28, 2008 and December 30, 2007:

	Pension Plans		SERP
(in thousands)	2008	2007	2008	2007
Change in Benefit Obligation
Benefit obligation at beginning of year	$840,170	$802,791	$57,462	$54,382
Service cost	27,169	28,115	1,404	1,542
Interest cost	52,986	47,201	4,141	3,213
Amendments	105,174	(179)	5,903	—
Actuarial loss	61,139	2,310	7,304	53
Benefits paid and other	(79,361)	(40,068)	(6,627)	(1,728)

Benefit obligation at end of year	$1,007,277	$840,170	$69,587	$57,462

Change in Plan Assets
Fair value of assets at beginning of year	$1,874,959	$1,778,083	$—	$—
Actual (loss) return on plan assets	(468,269)	136,944	—	—
Employer contributions and other	—	—	6,627	1,728
Benefits paid and other	(79,361)	(40,068)	(6,627)	(1,728)

Fair value of assets at end of year	$1,327,329	$1,874,959	$—	$—

Funded status	$320,052	$1,034,789	$(69,587)	$(57,462)

74    THE WASHINGTON POST COMPANY

The accumulated benefit obligation for the Company’s pension plans at December 28, 2008 and December 30, 2007, was $917.3 million and $756.7 million, respectively. The accumulated benefit obligation for the Company’s SERP at December 28, 2008 and December 30, 2007 was $57.8 million and $44.6 million, respectively. The amounts recognized in the Company’s Consolidated Balance Sheets for its defined benefit pension plans at December 28, 2008 and December 30, 2007 are as follows:

	Pension Plans		SERP
(in thousands)	2008	2007	2008	2007
Non-current asset	$346,325	$1,034,789	$—	$—
Current liability	—	—	(3,545)	(1,738)
Non-current liability	(26,273)	—	(66,042)	(55,724)

Recognized asset (liability)	$320,052	$1,034,789	$(69,587)	$(57,462)

Key assumptions utilized for determining the benefit obligation at December 28, 2008 and December 30, 2007 are as follows:

	Pension Plans		SERP
	2008	2007	2008	2007
Discount rate	5.75%	6.0%	6.0%	6.0%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%

The Company made no contributions to its pension plans in 2008, 2007 and 2006, and the Company does not expect to make any contributions in 2009. The Company made contributions to its SERP of $6.6 million, $1.7 million and $1.1 million for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively, as the plan is unfunded and the Company covers benefit payments. The Company makes contributions to the SERP based on actual benefit payments.

At December 28, 2008, future estimated benefit payments, excluding charges for early retirement programs, are as follows:

(in millions)	Pension Plans	SERP
2009	$60.4	$3.7
2010	$51.3	$3.8
2011	$52.9	$3.9
2012	$54.6	$4.6
2013	$56.6	$4.7
2014–2018	$323.5	$27.0

The Company’s defined benefit pension obligations are funded by a portfolio made up of a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. As of December 31, 2008 and December 31, 2007, the assets of the Company’s pension plans were allocated as follows:

	Pension Plan Asset Allocations
	December 31, 2008	December 31, 2007
U.S. equities	73%	86%
U.S. fixed income	22%	12%
International equities	5%	2%

Total	100%	100%

Essentially all of the assets are actively managed by two investment companies. Both of these managers may invest in a combination of equity and fixed income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. Included in the assets they manage are $267.2 million and $459.1 million of Berkshire Hathaway Class A and Class B common stock at December 31, 2008 and December 31, 2007, respectively. None of the assets is managed internally by the Company.

The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval by the Plan administrator. As of December 31, 2008, up to 13% of the assets could be invested in international stocks, and no less than 9% of the assets could be invested in fixed-income securities.

The total cost (benefit) arising from the Company’s defined benefit pension plans for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 consists of the following components:

	Pension Plans			SERP
(in thousands)	2008	2007	2006	2008	2007	2006
Service cost	$27,169	$28,115	$27,298	$1,404	$1,542	$1,728
Interest cost	52,986	47,201	43,707	4,141	3,213	2,936
Expected return on assets	(104,229)	(98,066)	(93,968)	—	—	—
Amortization of transition asset	(42)	(53)	(82)	—	—	—
Amortization of prior service cost	4,633	5,057	4,857	446	446	412
Recognized actuarial (gain) loss	(6,168)	(4,534)	(3,645)	2,325	1,565	1,589

Net periodic (benefit) cost for the year	(25,651)	(22,280)	(21,833)	8,316	6,766	6,665
Early retirement programs expense	105,174	—	50,040	5,903	—	902

Total cost (benefit) for the year	$79,523	$(22,280)	$28,207	$14,219	$6,766	$7,567

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Current year actuarial loss (gain)	$633,639	$(36,568)		$7,304	$53
Current year prior service credit	—	(179)		—	—
Amortization of transition asset	42	53		—	—
Amortization of prior service cost	(4,633)	(5,057)		(446)	(446)
Recognized actuarial gain (loss)	6,168	4,534		(2,325)	(1,565)

Total recognized in other comprehensive income (before tax effects)	$635,216	$(37,217)		$4,533	$(1,958)

Total recognized in total cost (benefit) and other comprehensive income (before tax effects)	$714,739	$(59,497)	$28,207	$18,752	$4,808	$7,567

2008 FORM 10-K    75

The costs for the Company’s defined benefit pension plans are actuarially determined. Below are the key assumptions utilized to determine periodic cost for the years ended December 28, 2008, December 30, 2007 and December 31, 2006:

	Pension Plans			SERP
	2008	2007	2006	2008	2007	2006
Discount rate	6.0%	6.0%	5.75%	6.0%	6.0%	5.75%
Expected return on plan assets	6.5%	6.5%	6.5%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

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

At December 28, 2008 and December 30, 2007, accumulated other comprehensive income (AOCI) includes the following components of unrecognized net periodic cost (benefit) for the defined benefit plans:

	Pension Plans		SERP
(in thousands)	2008	2007	2008	2007
Unrecognized actuarial loss (gain)	$155,874	$(483,928)	$16,053	$11,074
Unrecognized prior service cost	32,164	36,795	1,166	1,612
Unrecognized transition asset	(71)	(114)	—	—

Gross amount	187,967	(447,247)	17,219	12,686
Deferred tax (benefit) liability	(75,187)	178,899	(6,888)	(5,074)

Net amount	$112,780	$(268,348)	$10,331	$7,612

During 2009, the Company expects to recognize the following amortization components of net periodic cost for the defined benefit plans:

	2009
(in thousands)	Pension Plans	SERP
Actuarial (gain) loss recognition	$(250)	$1,201
Prior service cost recognition	4,505	446
Transition asset recognition	(42)	—

Other Postretirement Plans. The following table sets forth obligation, asset and funding information for the Company’s other postretirement plans at December 28, 2008 and December 30, 2007:

	Postretirement Plans
(in thousands)	2008	2007
Change in Benefit Obligation
Benefit obligation at beginning of year	$86,132	$86,557
Service cost	3,770	3,558
Interest cost	4,846	4,832
Amendments	2,051	(4,234)
Actuarial gain	(17,436)	(599)
Benefits paid, net of Medicare Subsidy	(3,961)	(3,982)

Benefit obligation at end of year	$75,402	$86,132

Change in Plan Assets
Fair value of assets at beginning of year	$—	$—
Employer contributions	4,238	4,252
Benefits paid	(4,238)	(4,252)

Fair value of assets at end of year	$—	$—

Funded status	$(75,402)	$(86,132)

The amounts recognized in the Company’s Consolidated Balance Sheets for its other postretirement plans at December 28, 2008 and December 30, 2007:

	Postretirement Plans
(in thousands)	2008	2007
Current liability	$(4,410)	$(5,091)
Non-current liability	(70,992)	(81,041)

Recognized liability	$(75,402)	$(86,132)

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

The discount rates utilized for determining the benefit obligation at December 28, 2008 and December 30, 2007 for the postretirement plans were 5.75% and 5.80%, respectively. The assumed healthcare cost trend rate used in measuring the postretirement benefit obligation at December 28, 2008 was 10.0% for pre-age 65, decreasing to 5.0% in the year 2019 and thereafter, and was 9.0% for post-age 65 benefits, decreasing to 5.0% in the year 2017 and thereafter.

76    THE WASHINGTON POST COMPANY

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A change of 1 percentage point in the assumed healthcare cost trend rates would have the following effects:

(in thousands)	1% Increase	1% Decrease
Benefit obligation at end of year	$6,559	$(5,792)
Service cost plus interest cost	$990	$(851)

The Company made contributions to its postretirement benefit plans of $4.2 million and $4.3 million for the years ended December 28, 2008 and December 30, 2007, respectively, as the plans are unfunded and the Company covers benefit payments. The Company makes contributions to its postretirement plans based on actual benefit payments.

At December 28, 2008, future estimated benefit payments, net of Medicare Subsidy, are as follows:

(in millions)	Postretirement Plans
2009	$4.4
2010	$4.8
2011	$5.1
2012	$5.5
2013	$5.8
2014–2018	$33.1

The total cost arising from the Company’s postretirement plans for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, consists of the following components:

	Postretirement Plans
(in thousands)	2008	2007	2006
Service cost	$3,770	$3,558	$5,270
Interest cost	4,846	4,832	6,611
Amortization of prior service credit	(5,144)	(4,860)	(2,551)
Recognized actuarial gain	(1,485)	(1,671)	(864)

Total cost for the year	$1,987	$1,859	$8,466

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial gain	(17,158)	(329)
Current year prior service cost (credit)	2,051	(4,234)
Amortization of prior service credit	5,144	4,860
Recognized actuarial gain	1,485	1,671

Total recognized in other comprehensive income (before tax effects)	$(8,478)	$1,968

Total recognized in net periodic cost and other comprehensive income (before tax effects)	$(6,491)	$3,827	$8,466

The costs for the Company’s postretirement plans are actuarially determined. The discount rates utilized to determine periodic cost for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 were 5.80%, 5.85% and 5.60%, respectively.

At December 28, 2008 and December 30, 2007, accumulated other comprehensive income (AOCI) included the following components of unrecognized net periodic benefit for the postretirement plans, respectively:

(in thousands)	December 28, 2008	December 30, 2007
Unrecognized actuarial gain	$(28,734)	$(13,061)
Unrecognized prior service credit	(44,920)	(52,115)

Gross amount	(73,654)	(65,176)
Deferred tax liability	29,462	26,070

Net amount	$(44,192)	$(39,106)

During 2009, the Company expects to recognize the following amortization components of net periodic cost for the postretirement plans:

(in thousands)	2009
Actuarial gain recognition	$(2,122)
Prior service credit recognition	(4,968)

Multi-employer Pension Plans. Contributions to multi-employer pension plans, which are generally based on hours worked, amounted to $1.3 million in 2008, $1.5 million in 2007 and $1.6 million in 2006.

Savings Plans. The Company recorded expense associated with retirement benefits provided under incentive savings plans (primarily 401(k) plans) of approximately $21.9 million in 2008, $20.7 million in 2007 and $19.4 million in 2006.

L.	LEASE AND OTHER COMMITMENTS

The Company leases real property under operating agreements. Many of the leases contain renewal options and escalation clauses that require payments of additional rent to the extent of increases in the related operating costs.

At December 28, 2008, future minimum rental payments under non-cancelable operating leases approximate the following:

(in thousands)
2009	$135,695
2010	124,261
2011	104,552
2012	90,703
2013	75,501
Thereafter	300,382

$831,094

Minimum payments have not been reduced by minimum sublease rentals of $1.2 million due in the future under non-cancelable subleases.

2008 FORM 10-K    77

Rent expense under operating leases included in operating costs was approximately $142.6 million, $138.7 million and $116.9 million in 2008, 2007 and 2006, respectively. Sublease income was approximately $0.7 million, $1.9 million and $1.9 million in 2008, 2007 and 2006, respectively.

The Company’s broadcast subsidiaries are parties to certain agreements that commit them to purchase programming to be produced in future years. At December 28, 2008, such commitments amounted to approximately $103.6 million. If such programs are not produced, the Company’s commitment would expire without obligation.

M.	OTHER NON-OPERATING (EXPENSE) INCOME

A summary of non-operating (expense) income for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 follows:

(in millions)	2008	2007	2006
Gain on sales of marketable equity securities	$47.3	$0.4	$33.8
Foreign currency (losses) gains, net	(46.3)	8.8	11.9
Impairment write-downs on investments	(2.9)	—	(15.1)
Gain on sale of affiliate	—	—	43.2
Other (losses) gains	(0.4)	1.6	(0.3)

Total	$(2.3)	$10.8	$73.5

The 2006 gain on sale of affiliate relates to the sale of the Company’s 49% interest in BrassRing.

As noted above, a large part of the Company’s non-operating (expense) income is from unrealized foreign currency gains or losses arising from the translation of British pound and Australian dollar-denominated intercompany loans into U.S. dollars. The unrealized foreign currency losses in 2008 were the result of a significant strengthening of the U.S. dollar against the British pound and the Australian dollar; the unrealized foreign currency gains in 2007 and 2006 were the result of a weakening of the U.S. dollar against the British pound and the Australian dollar.

N.	CONTINGENCIES AND LOSSES

Kaplan, Inc., is a party to a previously disclosed class action antitrust lawsuit filed on April 29, 2005, by purchasers of BAR/BRI bar review courses in the U.S. District Court for the Central District of California. On February 2, 2007, the parties filed a settlement agreement with the court together with documents setting forth a procedure for class notice. In the fourth quarter of 2006, the Company recorded a charge of $13.0 million related to an agreement to settle this lawsuit. The court approved the terms of the settlement on July 9, 2007. However, certain class members filed an appeal to the case to the U.S. Court of Appeals for the Ninth Circuit, and that appeal remains pending. Effectiveness of the settlement is subject to court approval. On February 6, 2008, Kaplan was served with a purported class action lawsuit alleging substantially similar claims as the previously settled lawsuit. The putative class is said to include all persons who purchased a bar review course from BAR/BRI in the United States since 2006 and all potential future purchasers of bar review courses. On April 15, 2008, the court granted defendants’ motion to dismiss. An appeal was filed by the plaintiffs on May 20, 2008. The appeal is pending in the U.S. Court of Appeals for the Ninth Circuit. Kaplan intends to vigorously defend this lawsuit.

The Company and its subsidiaries are parties to various other civil lawsuits and administrative proceedings that have arisen in the ordinary course of their businesses, including actions for libel and invasion of privacy, violations of applicable wage and hour laws and claims involving current and former students at the Company’s schools. Management does not believe that any litigation pending against the Company will have a material adverse effect on its business or financial condition.

The Company’s education division derives a portion of its net revenues from financial aid received by its students under Title IV programs administered by the U.S. Department of Education pursuant to the Federal Higher Education Act of 1965 (HEA), as amended. In order to participate in Title IV programs, the Company must comply with complex standards set forth in the HEA and the regulations promulgated thereunder (the Regulations). Failure to comply with the requirements of HEA or the Regulations could result in the restriction or loss of the ability to participate in Title IV programs and subject the Company to financial penalties. For the years ended December 28, 2008, December 30, 2007 and December 31, 2006, approximately $904 million, $745 million and $580 million, respectively, of the Company’s education division revenue was derived from financial aid received by students under Title IV programs. Management believes that the Company’s education division schools that participate in Title IV programs are in material compliance with standards set forth in the HEA and the Regulations.

O.	FAIR VALUE MEASUREMENTS

In accordance with SFAS 157, a fair value measurement is de- termined based on the assumptions that a market participant would use in pricing an asset or liability. SFAS 157 also established a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) observable inputs, such as quoted prices in active markets (Level 1); (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2); and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measure. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

78    THE WASHINGTON POST COMPANY

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 28, 2008 were as follows:

	Fair Value Measurements at December 28, 2008
(in thousands)	Fair Value at December 28, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Marketable equity securities(1)	$333.3	$333.3	$—
Other current investments(2)	24.0	23.0	1.0

Total financial assets	$357.3	$356.3	$1.0

Liabilities:
Deferred compensation plan liabilities(3)	$65.9	$—	$65.9

Total financial liabilities	$65.9	$—	$65.9

(1)	The Company’s investments in marketable equity securities are classified as available-for-sale.
(2)	Other current investments includes U.S. Government Securities, corporate bonds, mutual funds and time deposits (with original maturities greater than 90 days, but less than one year).
(3)	Includes The Washington Post Company Deferred Compensation Plan and supplemental savings plan benefits under The Washington Post Company Supplemental Executive Retirement Plan.

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

P.	BUSINESS SEGMENTS

Through its subsidiary Kaplan, Inc., the Company provides educational services for individuals, schools and businesses. The Company also operates principally in four areas of the media business: cable television, newspaper publishing, television broadcasting and magazine publishing.

Kaplan’s businesses include higher education services, comprised of Kaplan’s domestic and international post-secondary education businesses, including fixed-facility colleges that offer bachelor’s degree, associate’s degree and diploma programs primarily in the fields of healthcare, business and information technology; and online post-secondary and career programs. Kaplan’s businesses also include domestic and international test preparation, which includes Kaplan’s standardized test prep and English-language course offerings, as well as K12 and Score, which offer multimedia learning and private tutoring to children and educational resources to parents. Kaplan’s businesses also include Kaplan Professional, which provides education and career services to businesspeople and other professionals, both domestically and internationally. The education division’s primary segments are higher education, test prep and professional. Kaplan corporate and other is also included; other includes Kaplan stock compensation expense and amortization of certain intangibles.

In 2007, Kaplan announced plans to restructure the Score business. The Score restructuring included the closing of 75 Score centers and relocating certain management and terminating certain employees from closed centers; Score incurred approximately $11.2 million in expenses in the fourth quarter of 2007 related to lease obligations, severance and accelerated depreciation of fixed assets. After closings and consolidations, Score operates 78 centers that focus on providing computer-assisted instruction and small-group tutoring. Also in 2007, Kaplan announced plans to restructure Kaplan Professional (U.S.) that involved product changes and decentral-ization of certain operations, in addition to employee terminations. A charge of $6.0 million was recorded in the fourth quarter of 2007 related to the write-off of an integrated software product under development and severance costs in connection with the restructuring; an additional $3 million was anticipated to be incurred in 2008. In the fourth quarter of 2008, Kaplan expanded the Kaplan Professional (U.S.) restructuring to include additional operations. Total severance and other restructuring-related expenses of $11.0 million were recorded in 2008; additional restructuring- related expenses of $9.0 million are expected to be incurred in 2009.

Cable television operations consist of cable systems offering basic cable, digital cable, pay television, cable modem, telephony and other services to subscribers in midwestern, western and southern states. The principal source of revenue is monthly subscription fees charged for services.

Newspaper publishing includes the publication of newspapers in the Washington, DC, area and Everett, WA; newsprint ware- housing and recycling facilities; and the Company’s electronic media publishing business (primarily washingtonpost.com).

In March 2008, the Company offered a Voluntary Retirement Incentive Program to certain employees of The Washington Post newspaper, and 231 employees accepted the offer. Early retirement program expense of $79.8 million was recorded in the second quarter of 2008, which is being funded mostly from the assets of the Company’s pension plans.

The magazine publishing division consists of the publication of a weekly newsmagazine, Newsweek, which has one domestic and three English-language international editions (and, in conjunction with others, publishes seven foreign-language editions around the world) and the publication of Arthur Frommer’s Budget Travel. The magazine publishing division also includes certain online media publishing businesses (newsweek.com and budgettravel.com).

Newsweek offered a Voluntary Retirement Incentive Program to certain employees in the first quarter of 2008, and 117 employees accepted the offer. The early retirement program expense totaled $28.3 million, which is being funded mostly from the assets of the Company’s pension plans. In November 2008, Newsweek announced another Voluntary Retirement Incentive Program, which was offered to certain Newsweek employees. The program includes enhanced retirement benefits and will be completed by the end of the first quarter of 2009. A total of 43 employees accepted

2008 FORM 10-K    79

the offer; the cost is estimated at $6.5 million and will be funded mostly from the assets of the Company’s pension plans. The 2006 results of the magazine publishing division include revenue of $23.4 million and an operating loss of $8.8 million for PostNewsweek Tech Media, up to the sale date of December 22, 2006.

Revenues from both newspaper and magazine publishing operations are derived from advertising and, to a lesser extent, from circulation.

Television broadcasting operations are conducted through six VHF television stations serving the Detroit, Houston, Miami, San Antonio, Orlando and Jacksonville television markets. All stations are network-affiliated (except for WJXT in Jacksonville), with revenues derived primarily from sales of advertising time.

In 2008 and 2007, other businesses and corporate office includes the expenses associated with the Company’s corporate office and the operating results of CourseAdvisor since its October 2007 acquisition. In 2006, other businesses and corporate office includes expenses of the Company’s corporate office. CourseAdvisor is a lead generation provider for the post-secondary education market.

The Company’s foreign revenues in 2008, 2007 and 2006 totaled approximately $582 million, $488 million and $347 million, respectively, principally from Kaplan’s foreign operations and the publication of the international editions of Newsweek. The Company’s long-lived assets in foreign countries (excluding goodwill and other intangible assets), principally in the United Kingdom, totaled approximately $56 million at December 28, 2008 and $62 million at December 30, 2007.

Income from operations is the excess of operating revenues over operating expenses. In computing income from operations by segment, the effects of equity in earnings of affiliates, interest income, interest expense, other non-operating income and expense items and income taxes are not included.

Identifiable assets by segment are those assets used in the Company’s operations in each business segment. Investments in marketable equity securities are discussed in Note D.

80    THE WASHINGTON POST COMPANY

[This page intentionally left blank]

2008 FORM 10-K    81

(in thousands)	Education	Cable Television	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Other Businesses and Corporate Office	Intersegment Elimination	Consolidated
2008
Operating revenues	$2,331,580	$719,070	$801,265	$325,146	$250,900	$39,411	$(5,792)	$4,461,580
Income (loss) from operations	$206,302	$162,202	$(192,739)	$123,495	$(16,060)	$(108,992)	$—	$174,208
Equity in losses of affiliates								(7,837)
Interest expense, net								(18,986)
Other expense, net								(2,263)

Income before income taxes								$145,122

Identifiable assets	$2,080,037	$1,204,373	$383,849	$412,129	$547,239	$121,051	$—	$4,748,678
Investments in marketable equity securities								333,319
Investments in affiliates								76,437

Total assets								$5,158,434

Depreciation of property, plant and equipment	$67,329	$121,310	$64,983	$9,400	$2,052	$532	$—	$265,606
Amortization expense	$15,472	$307	$625	$—	$—	$6,121	$—	$22,525
Impairment charges	$—	$—	$65,772	$—	$—	$69,667	$—	135,439
Pension (expense) credit	$(4,255)	$(1,534)	$(87,962)	$1,041	$15,079	$(1,892)	$—	$(79,523)
Capital expenditures	$99,291	$114,176	$28,428	$40,729	$4,675	$1,624	$—	$288,923
2007
Operating revenues	$2,030,889	$626,446	$889,827	$339,969	$288,449	$6,586	$(1,760)	$4,180,406
Income (loss) from operations	$149,037	$123,664	$66,434	$142,092	$31,388	$(35,599)	$—	$477,016
Equity in earnings of affiliates								5,975
Interest expense, net								(12,708)
Other income, net								10,824

Income before income taxes								$481,107

Identifiable assets	$1,930,525	$1,205,374	$832,655	$464,815	$837,527	$161,755	$—	$5,432,651
Investments in marketable equity securities								469,459
Investments in affiliates								102,399

Total assets								$6,004,509

Depreciation of property, plant and equipment	$60,986	$108,453	$38,659	$9,489	$2,177	$1,475	$—	$221,239
Amortization expense	$14,670	$442	$1,162	$—	$—	$1,297	$—	$17,571
Pension credit (expense)	$(3,536)	$(1,405)	$(10,010)	$888	$36,343	$—	$—	$22,280
Capital expenditures	$97,123	$138,258	$36,020	$17,688	$448	$470	$—	$290,007
2006
Operating revenues	$1,684,141	$565,932	$961,905	$361,904	$331,045	$—	$—	$3,904,927
Income (loss) from operations	$130,189	$119,974	$63,389	$160,831	$27,949	$(42,528)	$—	$459,804
Equity in earnings of affiliates								790
Interest expense, net								(14,912)
Other income, net								73,452

Income before income taxes								$519,134

Identifiable assets	$1,569,404	$1,178,132	$821,615	$458,751	$788,450	$145,601	$—	$4,961,953
Investments in marketable equity securities								354,728
Investments in affiliates								64,691

Total assets								$5,381,372

Depreciation of property, plant and equipment	$51,820	$103,892	$35,729	$9,915	$2,640	$1,299	$—	$205,295
Amortization expense	$5,186	$689	$1,168	$—	$—	$—	$—	$7,043
Impairment charge	$—	$—	$—	$—	$9,864	$—	$—	9,864
Pension (expense) credit	$(3,064)	$(1,575)	$(56,785)	$1,413	$34,704	$(2,900)	$—	$(28,207)
Capital expenditures	$74,510	$142,484	$57,664	$8,800	$564	$—	$—	$284,022

82    THE WASHINGTON POST COMPANY

The Company’s education division comprises the following operating segments:

(in thousands)	Higher Education	Test Prep	Professional	Kaplan Corporate and Other	Intersegment Elimination	Total Education
2008
Operating revenues	$1,275,840	$587,970	$467,101	$1,426	$(757)	$2,331,580
Income (loss) from operations	$168,774	$70,717	$23,851	$(56,786)	$(254)	$206,302
Identifiable assets	$835,846	$411,419	$795,233	$37,539		$2,080,037
Depreciation of property, plant and equipment	$34,102	$14,183	$14,967	$4,077		$67,329
Amortization expense				$15,472		$15,472
Kaplan stock-based incentive compensation				$(7,829)		$(7,829)
Capital expenditures	$48,990	$24,912	$20,552	$4,837		$99,291
2007
Operating revenues	$1,021,595	$569,316	$439,720	$1,261	$(1,003)	$2,030,889
Income (loss) from operations	$125,629	$71,316	$41,073	$(88,737)	$(244)	$149,037
Identifiable assets	$748,269	$380,158	$785,593	$16,505		$1,930,525
Depreciation of property, plant and equipment	$29,908	$14,139	$13,562	$3,377		$60,986
Amortization expense				$14,670		$14,670
Kaplan stock-based incentive compensation				$41,294		$41,294
Capital expenditures	$44,098	$18,204	$27,340	$7,481		$97,123
2006
Operating revenues	$855,757	$457,293	$371,091	$—	$—	$1,684,141
Income (loss) from operations	$100,690	$77,632	$35,503	$(83,636)	$—	$130,189
Identifiable assets	$632,873	$341,262	$548,533	$46,736		$1,569,404
Depreciation of property, plant and equipment	$26,278	$11,407	$9,582	$4,553		$51,820
Amortization expense				$5,186		$5,186
Kaplan stock-based incentive compensation				$27,724		$27,724
Capital expenditures	$36,079	$16,400	$10,429	$11,602		$74,510

2008 FORM 10-K    83

Q.	SUMMARY OF QUARTERLY OPERATING RESULTS AND COMPREHENSIVE INCOME (UNAUDITED)

Quarterly results of operations and comprehensive income for the years ended December 28, 2008 and December 30, 2007 are as follows:

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008 Quarterly Operating Results
Operating revenues
Education	$543,256	$576,464	$602,739	$609,121
Advertising	267,726	268,699	261,475	285,184
Circulation and subscriber	218,608	224,214	226,186	232,890
Other	33,550	36,840	38,258	36,370

	1,063,140	1,106,217	1,128,658	1,163,565

Operating costs and expenses
Operating	491,153	507,985	516,115	508,563
Selling, general and administrative	440,048	525,655	434,150	440,133
Depreciation of property, plant and equipment	60,460	61,479	73,524	70,143
Amortization of intangible assets	4,610	6,282	4,912	6,721
Impairment of goodwill and other intangible assets	—	—	59,690	75,749

	996,271	1,101,401	1,088,391	1,101,309

Income from operations	66,869	4,816	40,267	62,256
Equity in (losses) earnings of affiliates	(3,243)	(5,653)	(609)	1,668
Interest income	2,096	1,286	1,173	1,117
Interest expense	(6,534)	(6,098)	(6,882)	(5,144)
Other income (expense), net	4,079	2,848	(21,120)	11,930

Income (loss) before income taxes	63,267	(2,801)	12,829	71,827
Provision (benefit) for income taxes	24,000	(100)	2,500	53,000

Net income (loss)	39,267	(2,701)	10,329	18,827
Redeemable preferred stock dividends	(473)	(237)	(236)	—

Net income (loss) available for common shares	$38,794	$(2,938)	$10,093	$18,827

Basic earnings (loss) per common share	$4.09	$(0.31)	$1.08	$2.02

Diluted earnings (loss) per common share	$4.08	$(0.31)	$1.08	$2.01

Basic average shares outstanding	9,484	9,480	9,334	9,332
Diluted average shares outstanding	9,513	9,480	9,358	9,354
2008 Quarterly comprehensive income	$14,611	$3,943	$33,549	$(491,597)

The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Income due to rounding.

Refer to page 86 for quarterly impact from certain unusual items in 2008.

84    THE WASHINGTON POST COMPANY

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007 Quarterly Operating Results
Operating revenues
Education	$475,781	$503,487	$514,595	$537,026
Advertising	292,791	318,310	282,251	341,291
Circulation and subscriber	196,751	202,365	203,307	215,384
Other	20,285	22,611	22,351	31,820

	985,608	1,046,773	1,022,504	1,125,521

Operating costs and expenses
Operating	450,675	464,040	467,926	500,343
Selling, general and administrative	386,757	399,099	384,603	411,137
Depreciation of property, plant and equipment	53,449	54,060	55,722	58,008
Amortization of intangibles	2,732	4,314	3,787	6,738

	893,613	921,513	912,038	976,226

Income from operations	91,995	125,260	110,466	149,295
Equity in earnings (losses) of affiliates	9,083	(135)	(622)	(2,351)
Interest income	3,276	2,705	3,011	2,346
Interest expense	(5,925)	(6,159)	(6,014)	(5,948)
Other income (expense), net	801	4,345	10,121	(4,443)

Income before income taxes	99,230	126,016	116,962	138,899
Provision for income taxes	34,800	57,200	44,500	56,000

Net income	64,430	68,816	72,462	82,899
Redeemable preferred stock dividends	(485)	(230)	(237)	—

Net income available for common shares	$63,945	$68,586	$72,225	$82,899

Basic earnings per common share	$6.72	$7.22	$7.62	$8.75

Diluted earnings per common share	$6.70	$7.19	$7.60	$8.71

Basic average shares outstanding	9,513	9,502	9,473	9,479
Diluted average shares outstanding	9,547	9,536	9,509	9,512
2007 Quarterly comprehensive income	$66,099	$80,022	$99,595	$159,866

The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Income due to rounding.

Refer to page 86 for quarterly impact from certain unusual items in 2007.

2008 FORM 10-K    85

Quarterly impact from certain unusual items in 2008 (after-tax and diluted EPS amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Charges of $67.2 million related to early retirement program expense at The Washington Post newspaper, the corporate office and Newsweek ($14.3 million and $52.9 million in the first and second quarters, respectively)	$(1.49)	$(5.58)
Goodwill, intangible assets and other impairment charges of $115.7 million at the Company’s online lead generation business, included in the other businesses and corporate office segment; at the Company’s community newspapers, The Herald and other operations, included in the newspaper publishing segment; and at two of the Company’s equity affiliates ($4.1 million, $41.9 million and $69.6 million in the second, third and fourth quarters, respectively)		$(0.43)	$(4.48)	$(7.44)
Charge of $13.9 million for accelerated depreciation related to the planned closing of The Washington Post’s College Park, MD, plant ($0.7 million, $7.9 million and $5.3 million in the second, third and fourth quarters, respectively)		$(0.08)	$(0.84)	$(0.56)
Expenses and charges of $6.8 million in connection with the restructuring of Kaplan Professional (U.S.) ($0.9 million, $1.1 million, $0.4 million and $4.3 million in the first, second, third and fourth quarters, respectively)	$(0.09)	$(0.12)	$(0.05)	$(0.46)
Gains of $28.9 million from the sales of marketable equity securities				$3.09
Losses of $28.5 million for non-operating unrealized foreign currency losses on intercompany loans arising from the strengthening of the U.S. dollar ($2.8 million gain, $1.8 million gain, $13.0 million loss and $20.1 million loss in the first, second, third and fourth quarters, respectively)	$0.30	$0.20	$(1.39)	$(2.15)
Charge of $9.5 million in income tax expense related to valuation allowances provided against certain state and local income tax benefits, net of U.S. federal income tax benefits				$(1.01)

Quarterly impact from certain unusual items in 2007 (after-tax and diluted EPS amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Charge of additional net income tax expense of $6.6 million as a result of a $12.9 million increase in taxes associated with Bowater Mersey, offset by a tax benefit of $6.3 million associated with changes in certain state income tax laws		$(0.70)
Expenses and charges of $10.3 million in connection with the restructuring of Kaplan Professional (U.S.) and Score				$(1.08)
Gain of $5.9 million from the sale of property at the company’s television station in Miami			$0.62
Gains of $5.5 million for non-operating unrealized foreign currency gains on intercompany loans arising from the strengthening of the U.S. dollar ($0.5 million gain, $2.4 million gain, $5.7 million gain and $3.1 million loss in the first, second, third and fourth quarters, respectively)	$0.06	$0.24	$0.60	$(0.32)

The sum of the four quarters may not necessarily be equal to the annual amounts reported due to rounding.

86    THE WASHINGTON POST COMPANY

THE WASHINGTON POST COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions – Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2006
Allowance for doubtful accounts and returns	$71,125,000	$136,663,000	$(127,426,000)	$80,362,000
Allowance for advertising rate adjustments and discounts	6,974,000	13,222,000	(14,331,000)	5,865,000

Year Ended December 30, 2007
Allowance for doubtful accounts and returns	$80,362,000	$135,936,000	$(138,713,000)	$77,585,000
Allowance for advertising rate adjustments and discounts	5,865,000	13,492,000	(15,039,000)	4,318,000

Year Ended December 28, 2008
Allowance for doubtful accounts and returns	$77,585,000	$155,288,000	$(137,448,000)	$95,425,000
Allowance for advertising rate adjustments and discounts	4,318,000	30,751,000	(25,841,000)	9,228,000
Deferred tax valuation allowance	5,535,000	9,453,000	(1,791,000)	13,197,000

2008 FORM 10-K    87

THE WASHINGTON POST COMPANY

TEN-YEAR SUMMARY OF SELECTED HISTORICAL FINANCIAL DATA

See Notes to consolidated financial statements for the summary of significant accounting policies and additional information relative to the years 2006–2008. Operating results prior to 2002 include amortization of goodwill and certain other intangible assets that are no longer amortized under SFAS 142.

(in thousands, except per share amounts)	2008	2007	2006
Results of Operations
Operating revenues	$4,461,580	$4,180,406	$3,904,927
Income from operations	$174,208	$477,016	$459,805
Income before cumulative effect of change in accounting principle	$65,722	$288,607	$329,534
Cumulative effect of change in method of accounting	—	—	(5,075)

Net income	$65,722	$288,607	$324,459

Per Share Amounts
Basic earnings per common share
Before cumulative effect of change in accounting principle	$6.89	$30.31	$34.34
Cumulative effect of change in accounting principle	—	—	(0.53)

Net income available for common shares	$6.89	$30.31	$33.81

Basic average shares outstanding	9,408	9,492	9,568
Diluted earnings per share
Before cumulative effect of change in accounting principle	$6.87	$30.19	$34.21
Cumulative effect of change in accounting principle	—	—	(0.53)

Net income available for common shares	$6.87	$30.19	$33.68

Diluted average shares outstanding	9,430	9,528	9,606
Cash dividends	$8.60	$8.20	$7.80
Common shareholders’ equity	$305.12	$363.72	$331.32
Financial Position
Current assets	$1,351,540	$994,970	$934,825
Working capital	257,292	(18,503)	123,184
Property, plant and equipment	1,302,334	1,280,737	1,218,309
Total assets	5,158,434	6,004,509	5,381,372
Long-term debt	400,003	400,519	401,571
Common shareholders’ equity	2,857,540	3,461,159	3,159,514

Impact from certain unusual items (after-tax and diluted EPS amounts):

2008

•

goodwill, intangible assets and other impairment charges of $115.7 million ($12.35 per share) at the Company’s online lead generation business, included in other businesses and corporate office segment; at the Company’s community newspapers, The Herald and other operations included in the newspaper publishing segment; and at two of the Company’s equity affiliates

•	charges of $67.2 million ($7.07 per share) related to early retirement program expense at The Washington Post newspaper, the corporate office and Newsweek

•	$13.9 million ($1.48 per share) in accelerated depreciation related to the planned closing of The Washington Post’s College Park, MD, plant

•	charges of $6.8 million ($0.72 per share) in connection with the restructuring of Kaplan Professional (U.S.)

•	gains of $28.9 million ($3.09 per share) from the sales of marketable securities

•	losses of $28.5 million ($3.04 per share) from non-operating unrealized foreign currency losses on intercompany loans arising from the strengthening of the U.S. dollar

•	charge of $9.5 million ($1.01 per share) in income tax expense related to valuation allowances provided against certain state and local income tax benefits, net of U.S. Federal income tax benefits

2007

•

charge of additional net income tax expense of $6.6 million ($0.70 per share), as the result of a $12.9 million increase in taxes associated with Bowater Mersey, offset by a tax benefit of $6.3 million associated with changes in certain state income tax laws.

•	charges of $10.3 million ($1.08 per share) in connection with the restructuring of Kaplan Professional (U.S.) and Score

•	gain of $5.9 million ($0.62 per share) from the sale of property at the Company’s television station in Miami

•	gains of $5.5 million ($0.58 per share) from non-operating unrealized foreign currency gains on intercompany loans

2006

•	charge of $31.7 million ($3.30 per share) related to early retirement plan buyouts

•	charge of $9.0 million ($0.94 per share) from the write-down of a marketable equity security

•	charge of $8.3 million ($0.86 per share) related to an agreement to settle a lawsuit at Kaplan

•	goodwill impairment charge of $6.3 million ($0.65 per share) at PostNewsweek Tech Media and a loss of $1.0 million ($0.10 per share) on the sale of PostNewsweek Tech Media

•	transition costs and operating losses at Kaplan related to acquisitions and startups for 2006 of $8.0 million ($0.83 per share)

•	charge of $5.1 million ($0.53 per share) for the cumulative effect of a change in accounting for Kaplan equity awards in connection with the Company’s adoption of SFAS 123R

•	gain of $27.4 million ($2.86 per share) on the sale of the Company’s 49% interest in BrassRing

•	insurance recoveries of $6.4 million ($0.67 per share) from cable division losses related to Hurricane Katrina

•	gains of $21.1 million ($2.19 per share) from the sales of marketable equity securities

88    THE WASHINGTON POST COMPANY

(in thousands, except per share amounts)	2005	2004	2003	2002	2001	2000	1999
Results of Operations
Operating revenues	$3,553,887	$3,300,104	$2,838,911	$2,584,203	$2,411,024	$2,409,633	$2,212,177
Income from operations	$514,914	$563,006	$363,820	$377,590	$219,932	$339,882	$388,453
Income before cumulative effect of change in accounting principle	$314,344	$332,732	$241,088	$216,368	$229,639	$136,470	$225,785
Cumulative effect of change in method of accounting	—	—	—	(12,100)	—	—	—

Net income	$314,344	$332,732	$241,088	$204,268	$229,639	$136,470	$225,785

Per Share Amounts
Basic earnings per common share
Before cumulative effect of change in accounting principle	$32.66	$34.69	$25.19	$22.65	$24.10	$14.34	$22.35
Cumulative effect of change in accounting principle	—	—	—	(1.27)	—	—	—

Net income available for common shares	$32.66	$34.69	$25.19	$21.38	$24.10	$14.34	$22.35

Basic average shares outstanding	9,594	9,563	9,530	9,504	9,486	9,445	10,061
Diluted earnings per share
Before cumulative effect of change in accounting principle	$32.59	$34.59	$25.12	$22.61	$24.06	$14.32	$22.30
Cumulative effect of change in accounting principle	—	—	—	(1.27)	—	—	—

Net income available for common shares	$32.59	$34.59	$25.12	$21.34	$24.06	$14.32	$22.30

Diluted average shares outstanding	9,616	9,592	9,555	9,523	9,500	9,460	10,082
Cash dividends	$7.40	$7.00	$5.80	$5.60	$5.60	$5.40	$5.20
Common shareholders’ equity	$274.79	$251.11	$216.17	$192.45	$177.30	$156.55	$144.90
Financial Position
Current assets	$818,326	$750,509	$550,571	$407,347	$426,603	$405,067	$476,159
Working capital	123,005	62,348	(190,426)	(356,644)	(37,233)	(3,730)	(346,389)
Property, plant and equipment	1,142,632	1,089,952	1,051,373	1,094,400	1,098,211	927,061	854,906
Total assets	4,584,773	4,308,765	3,949,798	3,604,866	3,588,844	3,200,743	2,986,944
Long-term debt	403,635	425,889	422,471	405,547	883,078	873,267	397,620
Common shareholders’ equity	2,638,423	2,404,606	2,062,681	1,830,386	1,683,485	1,481,007	1,367,790

2005

•	charges and lost revenue of $17.3 million ($1.80 per share) associated with Hurricane Katrina and other hurricanes

•	gain of $11.2 million ($1.16 per share) from sales of non-operating land and marketable equity securities

2003

•	gain of $32.3 million ($3.38 per share) on the sale of the Company’s 50% interest in the International Herald Tribune

•	gain of $25.5 million ($2.66 per share) on sale of land at The Washington Post newspaper

•	charge of $20.8 million ($2.18 per share) for early retirement programs at The Washington Post newspaper

•	Kaplan stock compensation expense of $6.4 million ($0.67 per share) for the 10% premium associated with the purchase of outstanding Kaplan stock options

•	charge of $3.9 million ($0.41 per share) in connection with the establishment of the Kaplan Educational Foundation

2002

•	gain of $16.7 million ($1.75 per share) on the exchange of certain cable systems

•	charge of $11.3 million ($1.18 per share) for early retirement programs at Newsweek and The Washington Post newspaper

2001

•	gain of $196.5 million ($20.69 per share) on the exchange of certain cable systems

•	non-cash goodwill and other intangibles impairment charge of $19.9 million ($2.10 per share) recorded in conjunction with the Company’s BrassRing investment

•	charges of $18.3 million ($1.93 per share) from the write-down of a non-operating parcel of land and certain cost method investments to their estimated fair value

2000

•	charge of $16.5 million ($1.74 per share) for an early retirement program at The Washington Post newspaper

1999

•	gains of $18.6 million ($1.81 per share) on the sales of marketable equity securities

2008 FORM 10-K    89

[This page intentionally left blank]

90    THE WASHINGTON POST COMPANY

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).
3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).
3.3	By-Laws of the Company as amended and restated through November 8, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 14, 2007).
4.1	Second Supplemental Indenture dated January 30, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor to The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 30, 2009).
4.2	Five Year Credit Agreement dated as of August 8, 2006, among the Company, Citibank, N.A., JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, SunTrust Bank, The Bank of New York, PNC Bank, National Association, Bank of America, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006).
10.1	The Washington Post Company Incentive Compensation Plan as amended and restated on May 11, 2006, and further amended effective January 18, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007).*
10.2	The Washington Post Company Stock Option Plan as amended and restated effective May 31, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003).*
10.3	The Washington Post Company Supplemental Executive Retirement Plan as amended and restated on September 10, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008).*
10.4	The Washington Post Company Deferred Compensation Plan as amended and restated through December 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007).*
21	List of subsidiaries of the Company.
23	Consent of independent registered public accounting firm.
24	Power of attorney dated February 24, 2009.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.

*A management contract or compensatory plan or arrangement required to be included as an exhibit hereto pursuant to Item 15(b) of Form 10-K.

2008 FORM 10-K    91