Form 10-Q
period 2009-03-29
WASHINGTON POST CO
filed 2009-05-06
CIK 104889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 29, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☐.    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

Shares outstanding at April 30, 2009:

Class A Common Stock	1,291,693 Shares
Class B Common Stock	8,108,267 Shares

THE WASHINGTON POST COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Washington Post Company

Condensed Consolidated Statements of Operations

(Unaudited)

	Thirteen Weeks Ended
(In thousands, except per share amounts)	March 29, 2009	March 30, 2008
Operating revenues
Education	$593,530	$543,256
Advertising	197,310	267,726
Circulation and subscriber	231,882	218,608
Other	31,398	33,550

	1,054,120	1,063,140

Operating costs and expenses
Operating	495,093	491,153
Selling, general and administrative	494,005	440,048
Depreciation of property, plant and equipment	77,980	60,460
Amortization of intangible assets	6,648	4,610

	1,073,726	996,271

(Loss) income from operations	(19,606)	66,869

Other income (expense)
Equity in losses of affiliates	(762)	(3,243)
Interest income	808	2,096
Interest expense	(7,880)	(6,534)
Other, net	(4,043)	4,134

(Loss) income before income taxes	(31,483)	63,322
(Benefit) provision for income taxes	(12,000)	24,000

Net (loss) income	(19,483)	39,322
Net loss (income) attributable to noncontrolling interests	788	(55)

Net (loss) income attributable to The Washington Post Company	(18,695)	39,267
Redeemable preferred stock dividends	(473)	(473)

Net (loss) income available for common shares	$(19,168)	$38,794

Basic (loss) earnings per common share	$(2.04)	$4.09

Diluted (loss) earnings per common share	$(2.04)	$4.08

Dividends declared per common share	$4.30	$4.30

Basic average number of common shares outstanding	9,339	9,484

Diluted average number of common shares outstanding	9,339	9,513

The Washington Post Company

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Thirteen Weeks Ended
(In thousands)	March 29, 2009	March 30, 2008
Net (loss) income	$(19,483)	$39,322

Other comprehensive income (loss)
Foreign currency translation adjustment	(13,020)	7,458
Change in unrealized gain on available-for-sale securities	29,415	(53,181)
Pension and other postretirement plan adjustments	584	(1,887)

	16,979	(47,610)
Income tax (expense) benefit related to other comprehensive income (loss)	(10,859)	22,954

	6,120	(24,656)

Comprehensive (loss) income	(13,363)	14,666

Comprehensive loss (income) attributable to the noncontrolling interest	783	(55)

Total comprehensive (loss) income attributable to The Washington Post Company	$(12,580)	$14,611

The Washington Post Company

Condensed Consolidated Balance Sheets

(In thousands)	March 29, 2009	December 28, 2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$258,421	$390,509
Investments in marketable equity securities and other investments	400,133	357,337
Accounts receivable, net	419,902	479,361
Deferred income taxes	—	10,967
Income taxes	20,105	—
Inventories	32,387	40,213
Other current assets	78,109	73,153

Total current assets	1,209,057	1,351,540
Property, plant and equipment
Buildings	351,043	349,785
Machinery, equipment and fixtures	2,367,006	2,337,149
Leasehold improvements	258,854	256,866

	2,976,903	2,943,800
Less accumulated depreciation	(1,876,198)	(1,805,619)

	1,100,705	1,138,181
Land	49,443	49,859
Construction in progress	119,168	114,294

Total property, plant and equipment	1,269,316	1,302,334
Investments in affiliates	72,008	76,437
Goodwill, net	1,379,089	1,390,157
Indefinite-lived intangible assets, net	531,354	531,323
Amortized intangible assets, net	87,214	94,260
Prepaid pension cost	341,751	346,325
Deferred charges and other assets	58,041	66,058

	$4,947,830	$5,158,434

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$500,536	$544,920
Income taxes payable	—	7,499
Deferred income taxes	325	—
Deferred revenue	435,889	388,007
Dividends declared	20,452	—
Short-term borrowings	3,184	153,822

Total current liabilities	960,386	1,094,248
Postretirement benefits other than pensions	72,227	70,992
Accrued compensation and related benefits	223,549	242,508
Other liabilities	101,873	102,713
Deferred income taxes	359,953	360,359
Long-term debt	395,961	400,003

Total liabilities	2,113,949	2,270,823
Redeemable noncontrolling interest	7,273	17,360
Redeemable preferred stock	11,826	11,826
Preferred stock	–	–
Common shareholders’ equity
Common stock	20,000	20,000
Capital in excess of par value	237,381	232,201
Retained earnings	4,253,645	4,313,287
Accumulated other comprehensive income (loss)
Cumulative foreign currency translation adjustment	(15,849)	(3,412)
Unrealized gain on available-for-sale securities	90,295	72,646
Unrealized loss on pensions and other postretirement plans	(79,006)	(79,914)
Cost of Class B common stock held in treasury	(1,692,481)	(1,697,268)

Total The Washington Post Company common shareholders’ equity	2,813,985	2,857,540

Noncontrolling interest	797	885

Total equity	2,814,782	2,858,425

	$4,947,830	$5,158,434

The Washington Post Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Thirteen Weeks Ended
(In thousands)	March 29, 2009	March 30, 2008
Cash flows from operating activities:
Net (loss) income	$(19,483)	$39,322
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property, plant and equipment	77,980	60,460
Amortization of intangible assets	6,648	4,610
Net pension benefit	(1,330)	(6,615)
Early retirement program expense	6,618	24,623
Equity in losses of affiliates, net of distributions	762	3,243
(Benefit) provision for deferred income taxes	(1,494)	3,373
Write-downs of property, plant and equipment	10,681	—
Change in assets and liabilities:
Decrease in accounts receivable, net	56,848	31,344
Decrease (increase) in inventories	7,827	(9,983)
Decrease in accounts payable and accrued liabilities	(46,282)	(18,925)
Increase (decrease) in Kaplan stock compensation liability	1,761	(45,806)
Increase in deferred revenue	53,059	44,969
(Decrease) increase in income taxes payable	(27,472)	10,518
Increase in other assets and other liabilities, net	(17,659)	(13,196)
Other	5,501	(4,462)

Net cash provided by operating activities	113,965	123,475

Cash flows from investing activities:
Purchases of property, plant and equipment	(63,075)	(60,139)
Purchases of marketable equity securities and other investments	(10,836)	(65,768)
Return of investment in affiliates	4,145	—
Investments in certain businesses, net of cash acquired	(643)	(45,751)
Investments in affiliates	(40)	(7,788)
Other	3,432	164

Net cash used in investing activities	(67,017)	(179,282)

Cash flows from financing activities:
Issuance of notes, net	395,288	—
Principal payments on debt	(400,654)	(1,288)
Repayment of commercial paper, net	(149,983)	(21,800)
Dividends paid	(20,447)	(20,697)
Common shares repurchased	(1,371)	—
Other	2,465	2,069

Net cash used in financing activities	(174,702)	(41,716)

Effect of currency exchange rate changes	(4,334)	4,185

Net decrease in cash and cash equivalents	(132,088)	(93,338)

Beginning cash and cash equivalents	390,509	321,466

Ending cash and cash equivalents	$258,421	$228,128

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

Financial Periods — The Company generally reports on a thirteen week fiscal quarter ending on the Sunday nearest the calendar quarter-end. The fiscal quarters for 2009 and 2008 ended on March 29, 2009 and March 30, 2008, respectively. With the exception of the newspaper publishing operations and the corporate office, subsidiaries of the Company report on a calendar-quarter basis.

Basis of Presentation — The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the thirteen weeks ended March 29, 2009 and March 30, 2008 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Certain amounts in previously issued financial statements have been reclassified to conform with the current year presentation.

Use of Estimates in the Preparation of the Condensed Consolidated Financial Statements — The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported herein. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates.

Recently Adopted and Issued Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 was effective for the Company at the beginning of fiscal year 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the Company’s consolidated financial statements on a recurring basis (at least annually). The adoption of these provisions did not have any impact on the Company’s condensed consolidated financial statements, as the Company’s existing fair value measurements were consistent with the guidance of SFAS 157. The FASB issued FASB Staff Position (“FSP”) No. 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), which deferred the effective date of SFAS 157 for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis to fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for nonfinancial assets and nonfinancial liabilities at the beginning of the Company’s 2009 fiscal year did not have a material impact on the Company’s condensed consolidated financial statements. See Note 10 for additional disclosures about fair value measurements.

In April 2009, the FASB issued FSP No. 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“FSP 157-4”). FSP 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R requires that the acquisition method of accounting be applied to all business combinations, which significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R changes the accounting treatment for certain specific acquisition-related items, including (1) expensing acquisition-related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R also amends SFAS No. 109, “Income Taxes” (“SFAS 109”) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would also apply the provisions of SFAS 141R. SFAS 141R did not have any impact on the Company’s condensed consolidated financial statements upon adoption at the beginning of fiscal year 2009. The Company expects SFAS 141R to have an impact on its accounting for future business combinations, but the effect is dependent upon the acquisitions that are made in the future. Also, since the Company has acquired deferred tax assets for which valuation allowances were recorded at the acquisition date, SFAS 141R could affect the results of operations if changes in the valuation allowances occur in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement also requires disclosure, on the face of the consolidated financial statements, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The Company adopted SFAS 160 at the beginning of fiscal year 2009 and reclassified $17.4 million from other liabilities to redeemable noncontrolling interest outside permanent equity and $0.9 million of noncontrolling interest from other liabilities to a separate component of shareholders equity in our condensed consolidated balance sheet as of December 28, 2008. Previously the Company presented minority interest in “Other income (expense)” in the condensed consolidated statements of income. The condensed consolidated statement of income for the quarter ended March 30, 2008 was adjusted to reflect 100% of the results of subsidiaries not wholly-owned. The “net income” was subsequently adjusted to remove the noncontrolling interest of $0.1 million to arrive at “Net income attributable to The Washington Post Company” for the quarter ended March 30, 2008.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. The guidance and disclosure requirements in this FSP shall be applied prospectively subsequent to the effective date. The implementation of this FSP in the first quarter of 2009 did not have any impact on the Company’s condensed consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” The Company adopted this FSP at the beginning of fiscal year 2009 and applied its provisions retrospectively to all earnings per share data presented in the Company’s condensed consolidated financial statements. The implementation of this FSP did not have a material impact on the earnings per share data of the Company.

In November 2008, the FASB issued EITF No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). This EITF is effective on a prospective basis for the Company at the beginning of fiscal year 2009, consistent with the effective dates of SFAS 141R and SFAS 160. EITF 08-6 addresses the impact that SFAS 141R and SFAS 160 might have on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment and how changes in classification from equity method to cost method should be treated. The implementation of this FSP did not have any impact on the Company’s condensed consolidated financial statements.

In December 2008, the FASB issued FSP No. 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132R-1”). FSP 132R-1 amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132R”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements under this FSP include expanded disclosures about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. This FSP is effective for the Company at the beginning of fiscal year 2010 and does not require comparative information for earlier periods presented. The Company is in the process of evaluating the impact of FSP 132R-1 on its condensed consolidated financial statements.

Note 2: Investments

Investments in marketable equity securities at March 29, 2009 and December 28, 2008 consist of the following (in thousands):

	March 29, 2009	December 28, 2008
Total cost	$223,064	$212,242
Net unrealized gains	150,492	121,077

Total fair value	$373,556	$333,319

In the first quarter of 2009, the Company invested $10.8 million in the Class B common stock of Berkshire Hathaway Inc. In the first quarter of 2008, the Company invested $65.8 million in the common stock of a publicly traded education company.

Note 3: Acquisitions

The Company did not make any acquisitions during the first quarter of 2009. In the first quarter of 2008, Kaplan acquired two businesses in their professional and test preparation divisions totaling $31.4 million. In addition, the cable division acquired subscribers in the Winona, Mississippi area for $15.4 million. The purchase price allocations for these acquisitions mostly comprised goodwill and other intangible assets.

In 2007, Kaplan purchased a 40% interest in Shanghai Kai Bo Education Management Investment Co., Ltd. (“Kaplan China”), a provider of education in China that offers preparation courses for entry to U.K. universities, along with degree and professional training programs at campuses throughout China. In the first quarter of 2008, Kaplan exercised an option to increase its investment in Kaplan China to a majority interest and the transaction was completed in November 2008. Kaplan China’s results from the transaction date forward have been included in the Company’s consolidated financial statements.

Note 4: Goodwill and Other Intangible Assets

The Company’s intangible assets with an indefinite life are principally from franchise agreements at its cable division, as the Company expects its cable franchise agreements to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon, and the Company’s cable division historically has obtained renewals and extensions of such agreements for nominal costs and without any material modifications to the agreements. Amortized intangible assets are primarily customer relationships, non-compete agreements, trademarks and databases, with amortization periods up to ten years. The Company incurred and capitalized minimal costs to renew or extend the term of acquired amortized intangible assets during the period ending March 29, 2009.

The changes in the carrying amount of goodwill, by segment, for the thirteen weeks ended March 29, 2009 is as follows:

(in thousands)	Education	Cable Television	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Other Businesses and Corporate	Total
Balance as of December 28, 2008:
Goodwill	$1,022,671	$85,488	$81,186	$203,165	$25,015	$99,189	$1,516,714
Accumulated impairment losses	—	—	(65,772)	—	—	(60,785)	(126,557)

	1,022,671	85,488	15,414	203,165	25,015	38,404	1,390,157
Acquisitions	734	—	—	—	—	(935)	(201)
Foreign currency exchange rate changes and other	(10,867)	—	—	—	—	—	(10,867)

Balance as of March 29, 2009
Goodwill	1,012,538	85,488	81,186	203,165	25,015	98,254	1,505,646
Accumulated impairment losses	—	—	(65,772)	—	—	(60,785)	(126,557)

	$1,012,538	$85,488	$15,414	$203,165	$25,015	$37,469	$1,379,089

The changes in the carrying amount of goodwill at the Company’s education division for the thirteen weeks ended March 29, 2009 is as follows:

(in thousands)	Higher Education	Test Prep	Professional	Kaplan Corporate and Other	Total
Balance as of December 28, 2008:
Goodwill	$343,332	$185,876	$493,463	—	$1,022,671
Accumulated impairment losses	—	—	—	—	—

	343,332	185,876	493,463	—	1,022,671
Acquisitions	28	706	—	—	734
Foreign currency exchange rate changes and other	(2,133)	(4,616)	(4,118)	—	(10,867)

Balance as of March 29, 2009
Goodwill	341,227	181,966	489,345	—	1,012,538
Accumulated impairment losses	—	—	—	—	—

	$341,227	$181,966	$489,345	—	$1,012,538

Other intangible assets consists of the following:

	As of March 29, 2009			As of December 28, 2008
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Non-compete agreements	$48,109	$20,585	$27,524	$48,160	$17,958	$30,202
Student and customer relationships	70,239	33,397	36,842	70,926	31,922	39,004
Databases and technology	15,424	5,990	9,434	15,425	5,324	10,101
Trade names and trademarks	19,828	8,128	11,700	20,190	7,164	13,026
Other	6,991	5,277	1,714	7,027	5,100	1,927

	$160,591	$73,377	$87,214	$161,728	$67,468	$94,260

Indefinite-lived intangible assets:
Franchise agreements	$496,047			$495,570
Wireless licenses	22,150			22,150
Licensure and accreditation	8,362			8,362
Other	4,795			5,241

	$531,354			$531,323

The Company amortizes the recorded values of its amortized intangible assets over their estimated useful lives. Amortization of intangible assets for the thirteen weeks ended March 29, 2009 and March 30, 2008 was $6.6 million and $4.6 million, respectively. Amortization of these intangible assets is estimated to be approximately $18.4 million for the remainder of 2009, approximately $25.0 million in each of 2010 and 2011, and approximately $13.0 million in each of 2012 and 2013.

Note 5: Borrowings

The Company’s borrowings consist of the following (in millions):

	March 29, 2009	December 28, 2008
Commercial paper borrowings	$—	$150.0
7.25 percent unsecured notes due February 1, 2019	395.9	—
5.5 percent unsecured notes due February 15, 2009	—	399.9
Other indebtedness	3.2	3.9

Total	399.1	553.8
Less current portion	(3.2)	(153.8)

Total long-term debt	$395.9	$400.0

The Company’s commercial paper borrowings at December 28, 2008 were at an average interest rate of 0.2 percent.

In January 2009, the Company issued $400 million in unsecured ten-year fixed-rate notes due February 1, 2019. The notes have a coupon rate of 7.25% per annum, payable semi-annually on February 1 and August 1, beginning August 1, 2009. The Company used the net proceeds from the sale of the notes and other cash to repay $400 million of 5.5% notes that matured on February 15, 2009. Under the terms of the Notes, unless the Company has exercised its right to redeem the Notes, the Company is required to offer to repurchase the Notes in cash at 101% of the principal amount, plus accrued and unpaid interest, upon the occurrence of both a Change of Control and Below Investment Grade Rating Events as described in the Prospectus Supplement of January 27, 2009.

The Company’s other indebtedness at March 29, 2009 and December 28, 2008 is at interest rates of 5% to 6% and matures during 2009.

During the first quarter of 2009 and 2008, the Company had average borrowings outstanding of approximately $488.5 million and $490.8 million, respectively, at average annual interest rates of approximately 6.4 percent and 5.0 percent, respectively. During the first quarter of 2009 and 2008, the Company incurred net interest expense of $7.1 million and $4.4 million, respectively.

Note 6: (Loss) Earnings Per Share

The company’s (loss) earnings per share (basic and diluted) for the first quarters of 2009 and 2008, are presented below:

	Thirteen Weeks Ended
	March 29, 2009	March 30, 2008
Net (loss) income available for common shares	$(19,168)	$38,794

Weighted average shares outstanding - basic	9,339	9,484
Effect of dilutive shares:
Stock options and restricted stock	16	29
Less: Dilutive shares excluded from calculation due to net loss	(16)	—

Weighted average shares outstanding - diluted	9,339	9,513

Basic (loss) earnings per common share	$(2.04)	$4.09

Diluted (loss) earnings per common share	$(2.04)	$4.08

For the first quarter of 2009, there are 9,339,065 weighted average basic and diluted shares outstanding; these amounts are the same as the Company reported a net loss for the first quarter of 2009.

The first quarter 2008 diluted earnings per share amount excludes the effects of 11,875 stock options outstanding, as their inclusion would have been antidilutive.

Note 7: Pension and Postretirement Plans

The total cost (income) arising from the Company’s defined benefit pension plans for the first quarters ended March 29, 2009 and March 30, 2008, consists of the following components (in thousands):

	Pension Plans		Supplemental Executive Retirement Plan
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Service cost	$7,969	$6,906	$333	$406
Interest cost	14,646	11,418	1,032	849
Expected return on assets	(24,659)	(24,427)	—	—
Amortization of transition asset	(7)	(10)	—	—
Amortization of prior service cost	764	1,074	111	112
Recognized actuarial (gain) loss	(43)	(1,576)	388	171

Net periodic (benefit) cost	(1,330)	(6,615)	1,864	1,538
Early retirement programs expense	6,618	22,524	—	2,099

Total cost	$5,288	$15,909	$1,864	$3,637

The total cost arising from the Company’s postretirement plan for the first quarters ended March 29, 2009 and March 30, 2008, consists of the following components (in thousands):

	Postretirement Plans
	March 29, 2009	March 30, 2008
Service cost	$968	$943
Interest cost	1,042	1,211
Amortization of prior service cost	(1,242)	(1,286)
Recognized actuarial gain	(782)	(371)

Net periodic (benefit) cost	(14)	497
Curtailment gain	(677)	—

Total (benefit) cost	$(691)	$497

Newsweek offered a Voluntary Retirement Incentive Program to certain employees in November 2008 and 44 employees accepted the offer in the first quarter of 2009; early retirement program expense of $6.6 million was recorded in the first quarter of 2009, which will be funded primarily from the assets of the Company’s pension plans. In the first quarter of 2008, Newsweek offered a Voluntary Retirement Incentive Program to certain employees and 117 employees accepted the offer; $24.6 million in early retirement program expense was recorded in the first quarter of 2008.

The Company offered a Voluntary Retirement Incentive Program in March 2009, which was offered to certain employees of The Washington Post newspaper. The early retirement program will be substantially completed in the second quarter of 2009, and the related cost will be funded primarily from the assets of the Company’s pension plans.

The Company recorded a curtailment gain of $0.7 million in the first quarter of 2009, due to the elimination of life insurance benefits for new retirees on or after January 1, 2009.

Note 8: Other Non-Operating (Expense) Income

A summary of non-operating (expense) income for the thirteen weeks ended March 29, 2009 and March 30, 2008, is as follows (in millions):

	2009	2008
Impairment write-downs on investments	$(2.9)	$—
Foreign currency (losses) gains, net	(1.4)	4.4
Other losses, net	0.3	(0.3)

Total	$(4.0)	$4.1

Note 9: Fair Value Measurements

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2009 were as follows (in thousands):

		Fair Value Measurements as of March 29, 2009
	Fair Value at March 29, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:

Marketable equity securities(1)	$373.6	$373.6	—
Other current investments(2)	26.5	25.5	$1.0

Total financial assets	$400.1	$399.1	$1.0

Liabilities:
Deferred compensation plan liabilities(3)	$57.5	$—	$57.5

Total financial liabilities	$57.5	$—	$57.5

(1)	The Company’s investments in marketable equity securities are classified as available-for-sale.
(2)

Other current investments include U.S. Government Securities, corporate bonds, and money market investments held in a trust. In addition, other current investments include time deposits with original maturities greater than 90 days, but less than one year.

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

Note 10: Business Segments

The following table summarizes financial information related to each of the Company’s business segments. The 2009 and 2008 asset information is as of March 29, 2009 and December 28, 2008, respectively.

First Quarter Period

(in thousands)

	Education	Cable Television	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Other Businesses and Corporate Office	Intersegment Elimination	Consolidated
2009
Operating revenues	$593,530	$183,508	$160,891	$61,163	$46,070	$10,820	$(1,862)	$1,054,120
Income (loss) from operations	$11,162	$42,012	$(53,752)	$12,143	$(20,338)	$(10,833)	$—	$(19,606)
Equity in losses of affiliates								(762)
Interest expense, net								(7,072)
Other, net								(4,043)

(Loss) before income taxes								$(31,483)

Depreciation expense	$19,681	$31,099	$23,768	$2,444	$812	$176	$—	$77,980
Amortization expense	$5,541	$67	$243	$—	$—	$797	$—	$6,648
Net pension (expense) credit	$(1,132)	$(393)	$(5,016)	$(147)	$1,620	$(220)	$—	$(5,288)
Identifiable assets	$1,878,041	$1,199,572	$330,508	$404,802	$554,025	$135,318	$—	$4,502,266
Investments in marketable equity securities								373,556
Investments in affiliates								72,008

Total assets								$4,947,830

	Education	Cable Television	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Other Businesses and Corporate Office	Intersegment Elimination	Consolidated
2008
Operating revenues	$543,256	$174,257	$206,090	$77,668	$53,388	$9,459	$(978)	$1,063,140
Income (loss) from operations	$46,731	$34,285	$1,158	$26,604	$(32,330)	$(9,579)	$—	$66,869
Equity in losses of affiliates								(3,243)
Interest expense, net								(4,438)
Other, net								4,134

Income before income taxes								$63,322

Depreciation expense	$16,299	$30,824	$10,484	$2,198	$524	$131	$—	$60,460
Amortization expense	$2,840	$66	$174	$—	$—	$1,530	$—	$4,610
Net pension (expense) credit	$(878)	$(359)	$(2,240)	$284	$(12,699)	$(17)	$—	$(15,909)
Identifiable assets	$2,080,037	$1,204,373	$383,849	$412,129	$547,239	$121,051	$—	$4,748,678
Investments in marketable equity securities								333,319
Investments in affiliates								76,437

Total assets								$5,158,434

The Company’s education division comprises the following operating segments:

First Quarter Period

(in thousands)

	Higher Education	Test Prep	Professional	Corporate Overhead and Other	Intersegment Elimination	Total Education
2009
Operating revenues	$367,490	$127,217	$101,205	$375	$(2,757)	$593,530
Income (loss) from operations	$39,240	$(8,127)	$(2,054)	$(17,962)	$65	$11,162
Identifiable assets	$677,094	$406,432	$787,289	$6,525	$—	$1,877,340
Depreciation expense	$9,446	$5,358	$3,732	$1,145	$—	$19,681
Amortization expense				$5,541		$5,541
Kaplan stock-based incentive compensation expense				$1,761		$1,761

	Higher Education	Test Prep	Professional	Corporate Overhead and Other	Intersegment Elimination	Total Education
2008
Operating revenues	$291,793	$135,875	$116,769	$384	$(1,565)	$543,256
Income (loss) from operations	$43,131	$9,139	$1,807	$(7,384)	$38	$46,731
Identifiable assets	$833,514	$411,419	$797,565	$37,539	$—	$2,080,037
Depreciation expense	$8,205	$3,488	$3,665	$941	$—	$16,299
Amortization expense				$2,840		$2,840
Kaplan stock-based incentive compensation credit				$(6,682)		$(6,682)

Through its subsidiary Kaplan, Inc., the Company provides educational services for individuals, schools and businesses. The Company also operates principally in four areas of the media business: cable television, newspaper publishing, television broadcasting and magazine publishing.

Kaplan’s businesses include higher education services, comprised of Kaplan’s domestic and international post-secondary education businesses, including fixed-facility colleges that offer bachelor’s degree, associate’s degree and diploma programs primarily in the fields of healthcare, business and information technology; and online post-secondary and career programs. Kaplan’s businesses also include domestic and international test preparation, which includes Kaplan’s standardized test prep and English-language course offerings, as well as K12 and Score, which offer multimedia learning and private tutoring to children and educational resources to parents. Kaplan’s businesses also include Kaplan Professional, which provides education and career services to businesspeople and other professionals, both domestically and internationally. The education division’s primary segments are higher education, test prep and professional. Kaplan corporate and other is also included; other includes Kaplan stock compensation expense and amortization of certain intangible assets.

At the end of March 2009, the Company approved a plan to offer tutoring services, previously provided at Score, in Kaplan test prep centers. In conjunction with this plan, 14 existing Score centers will be converted into Kaplan test prep centers and the remaining 64 Score centers will be closed. The plan is expected to be substantially completed by the end of the second quarter of 2009. The Company recorded $11.5 million in asset write-downs, severance and accelerated depreciation of fixed assets in the first quarter of 2009, including a $9.2 million write-down of Score’s software product to its fair value following an impairment review under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Additional operating losses of approximately $19.2 million are expected to be recorded at Score during the remainder of 2009; these estimated losses are related to the wind-down period of the 64 Score centers to be closed, including $15.0 million related to lease obligations, severance and accelerated depreciation of fixed assets.

In 2007, Kaplan announced restructuring plans at Kaplan Professional (U.S.) that involved product changes and decentralization of certain operations, in addition to employee terminations. In the fourth quarter of 2008, Kaplan expanded the Kaplan Professional (U.S.) restructuring to include additional operations. Total restructuring-related expenses of $5.4 million were recorded in the first quarter of 2009 related to lease termination, accelerated depreciation of fixed assets and severance costs, compared to $1.4 million in restructuring-related severance costs recorded in the first quarter of 2008. Approximately $3.0 million in additional restructuring-related expenses at Kaplan Professional (U.S.) are expected to be incurred during the remainder of 2009.

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

Results of Operations

Net loss for the first quarter of 2009 was $19.5 million ($2.04 loss per share), down from net income of $39.3 million ($4.08 per share) in the first quarter of last year.

Results for the first quarter of 2009 included $13.4 million in accelerated depreciation at The Washington Post (after-tax impact of $8.3 million, or $0.89 per share); $16.9 million in restructuring charges related to Kaplan’s Score and Professional (U.S.) operations (after-tax impact of $10.5 million, or $1.12 per share); and $6.6 million in early retirement program expense at Newsweek (after-tax impact of $4.1 million, or $0.44 per share). Results for the first quarter of 2008 included charges of $24.6 million related to early retirement program expense at Newsweek (after-tax impact of $15.3 million, or $1.60 per share).

Revenue for the first quarter of 2009 was $1,054.1 million, down 1% from $1,063.1 million in 2008. The decrease is due to revenue declines at the newspaper publishing, television broadcasting and magazine publishing divisions, offset by revenue growth at the education and cable television divisions. The Company had an operating loss of $19.6 million in the first quarter of 2009, compared to operating income of $66.9 million in 2008. Operating results were down at the newspaper publishing, education and television broadcasting divisions, while the cable division reported improved results for the quarter. The magazine publishing division reported a loss for the first quarter of both 2009 and 2008.

Excluding charges related to early retirement programs, the Company’s operating income for the first quarter of 2009 includes $1.3 million of net pension credits, compared to $6.6 million in the first quarter of 2008.

Education Division. Education division revenue totaled $593.5 million for the first quarter of 2009, a 9% increase over revenue of $543.3 million for the first quarter of 2008. Excluding revenue from acquired businesses, education division revenue increased 8% for the first quarter of 2009. Kaplan reported first quarter 2009 operating income of $11.2 million, down from $46.7 million in the first quarter of 2008.

A summary of Kaplan’s first quarter operating results compared to 2008 is as follows:

	First Quarter
(in thousands)	2009	2008	% change
Revenue
Higher education	$367,490	$291,793	26
Test prep	127,217	135,875	(6)
Professional	101,205	116,769	(13)
Kaplan corporate	375	384	(2)
Intersegment elimination	(2,757)	(1,565)	—

	$593,530	$543,256	9

Operating income (loss)
Higher education	$39,240	$43,131	(9)
Test preparation	(8,127)	9,139	—
Professional	(2,054)	1,807	—
Kaplan corporate	(10,660)	(11,226)	5
Other*	(7,302)	3,842	—
Intersegment elimination	65	38	—

	$11,162	$46,731	(76)

*	Other includes amortization of certain intangible assets and (charges) credits for stock-based incentive compensation.

Kaplan Higher Education (KHE) includes Kaplan’s domestic and international post-secondary education businesses, made up of fixed-facility colleges as well as online post-secondary and career programs. Higher education revenue grew 26% for the first quarter of 2009 due mostly to strong enrollment growth. Despite the significant rise in revenue, operating income at KHE declined in the first quarter of 2009 due to increased marketing and advertising costs, largely related to a $21.0 million national media campaign. At March 31, 2009, KHE’s enrollments totaled 114,100, a 27% increase compared to total enrollments of 89,900 at March 31, 2008. All KHE divisions contributed to the enrollment growth in the quarter, with Kaplan University’s online offerings growing the strongest at 40%.

Funds provided under student financial aid programs created under Title IV of the Federal Higher Education Act account for a large portion of KHE revenues; these funds are provided in the form of federal loans and grants. Some KHE students also obtain non-Title IV private loans from lenders to finance a portion of their education. Approximately 2% of KHE’s domestic revenues in the first quarter of 2009 came from non-Title IV private loans obtained by its students. KHE expects private student loan funding to diminish in the future and expects this source to be replaced with funds provided under Title IV sources, student cash payments and, to a lesser extent, a self-funded internal loan program. To date, the KHE self-funded internal loan program activity has not been significant.

Test prep includes Kaplan’s standardized test preparation and English-language course offerings, as well as the K12 and Score businesses. Test prep revenue, excluding Score and revenue from acquired businesses, declined 7% in the first quarter of 2009 due to declines at K12 and, to a lesser extent, the traditional test prep programs. Test prep operating income, excluding Score, was down in the first quarter of 2009 due largely to a decline in K12 results.

Score revenues declined 41% in the first quarter of 2009, and operating losses at Score increased from $3.7 million in the first quarter of 2008 to $17.6 million in the first quarter of 2009, inclusive of restructuring charges. At the end of March 2009, the Company approved a plan to offer tutoring services, previously provided at Score, in Kaplan test prep centers. In conjunction with this plan, 14 existing Score centers will be converted into Kaplan test prep centers and the remaining 64 Score centers will be closed. The plan is expected to be substantially completed by the end of the second quarter of 2009. The Company recorded $11.5 million in asset write-downs, severance and accelerated depreciation of fixed assets in the first quarter of 2009, including a $9.2 million write-down on Score’s software product. Additional operating losses of approximately $19.2 million are expected to be recorded during the remainder of 2009; these estimated losses are related to the wind-down period of the 64 Score centers to be closed, including $15.0 million related to lease obligations, severance and accelerated depreciation of fixed assets.

Professional includes domestic and overseas training businesses. Professional revenue declined 13% in the first quarter of 2009. Excluding revenue from acquired businesses, professional revenue was down 15% in the first quarter of 2009. The decrease was a result of unfavorable exchange rates in the U.K. and Australia and continued declines in the Kaplan Professional (U.S.) real estate and financial education businesses. These declines were offset by revenue growth at the Asian operations. Likewise, Professional operating income is down largely due to continued weakness in professional’s real estate and financial education businesses in the U.S. and the U.K., offset by improved operating results at the Asian operations.

In 2007, Kaplan announced restructuring plans at Kaplan Professional (U.S.) that involved product changes and decentralization of certain operations, in addition to employee terminations. In the fourth quarter of 2008, Kaplan expanded the Kaplan Professional (U.S.) restructuring to include additional operations. Total restructuring-related expenses of $5.4 million were recorded in the first quarter of 2009 related to lease termination, accelerated depreciation of fixed assets and severance costs, compared to $1.4 million in restructuring-related severance costs recorded in the first quarter of 2008. Approximately $3.0 million in additional restructuring-related expenses at Kaplan Professional (U.S.) are expected to be incurred during the remainder of 2009.

Corporate represents unallocated expenses of Kaplan, Inc.’s corporate office and other minor activities.

Other includes amortization of certain intangible assets and (charges) credits for incentive compensation arising from equity awards under the Kaplan stock option plan. Kaplan recorded stock compensation expense of $1.8 million in the first quarter of 2009, compared to a stock compensation credit of $6.7 million in the first quarter of 2008.

Cable Television Division. Cable television division revenue of $183.5 million for the first quarter of 2009 represents a 5% increase from $174.3 million in the first quarter of 2008. The 2009 revenue increase is due to continued growth in the division’s cable modem, telephone and digital revenues. Cable division operating income increased 23% to $42.0 million in the first quarter of 2009, versus $34.3 million in the first quarter of 2008. The increase in operating income is due to the division’s revenue growth, offset by a small increase in expenses due to higher programming costs.

At March 31, 2009, Revenue Generating Units (RGUs) grew 4% due to continued growth in high-speed data and telephony subscribers. RGUs include about 7,000 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by the various franchise agreements. A summary of RGUs is as follows:

Cable Television Division Subscribers	March 31, 2009	March 31, 2008
Basic	705,391	711,049
Digital	230,381	227,104
High-speed data	386,101	356,543
Telephony	98,065	73,786

Total	1,419,938	1,368,482

Below are details of Cable division capital expenditures for the first quarter of 2009 and 2008, as defined by the NCTA Standard Reporting Categories (in millions):

	2009	2008
Customer Premise Equipment	$10.0	$10.2
Scaleable Infrastructure	5.2	1.6
Line Extensions	2.2	3.6
Upgrade/Rebuild	2.7	1.6
Support Capital	3.3	8.1

Total	$23.4	$25.1

Newspaper Publishing Division. Newspaper publishing division revenue totaled $160.9 million for the first quarter of 2009, a 22% decline from revenue of $206.1 million for the first quarter of 2008. Print advertising revenue at The Post decreased 33% to $74.3 million, from $111.6 million in 2008. The decline is due to large decreases in classified, preprint, retail and zones advertising. Revenue generated by the Company’s newspaper online publishing activities, primarily washingtonpost.com, declined 8% to $22.0 million for the first quarter of 2009, versus $23.9 million for the first quarter of 2008. Display online advertising revenue grew 3%, and online classified advertising revenue on washingtonpost.com declined 23%.

For the first quarter of 2009, Post daily circulation increased 0.7% and Post Sunday circulation decreased 1.7%, compared to the first quarter of 2008. Average daily circulation totaled 642,600, and average Sunday circulation totaled 871,000.

The newspaper division reported an operating loss of $53.8 million in the first quarter of 2009, compared to operating income of $1.2 million in the first quarter of 2008. As previously announced, The Post will close its College Park, MD, printing plant in the second half of 2009 and consolidate its printing operations in Springfield, VA. The Post also intends to consolidate certain other operations in Washington, DC. In connection with these activities, accelerated depreciation of $13.4 million was recorded in the first quarter of 2009. The Company estimates that additional accelerated depreciation of $18.5 million will be recorded for the rest of 2009. Also, the Company may incur a loss on an office lease, depending on the results of efforts to sublease the space.

The decline in operating results is the result of a significant continued decline in division advertising revenues, the accelerated depreciation charges and increased bad debt expense, offset by other expense reductions.

The Company announced a Voluntary Retirement Incentive Program in March 2009, which was offered to certain employees of The Washington Post newspaper. The early retirement program will be substantially completed in the second quarter of 2009. The related cost, which may be significant depending on the number of employees who accept the offer, will be funded primarily from the assets of the Company’s pension plans.

Television Broadcasting Division. Revenue for the broadcast division declined 21% in the first quarter of 2009 to $61.2 million, from $77.7 million in 2008; operating income for the first quarter of 2009 declined 54% to $12.1 million, from $26.6 million in 2008. The decrease in revenue and operating income is due to weaker advertising demand in all markets and most product categories, particularly automotive; political advertising revenue also declined by $2.8 million.

Magazine Publishing Division. Revenue for the magazine publishing division totaled $46.1 million for the first quarter of 2009, a 14% decrease from $53.4 million for the first quarter of 2008. The decline is due to a 23% reduction in advertising revenue at Newsweek due primarily to fewer ad pages at the domestic and international editions. In February 2009, Newsweek announced a circulation rate base reduction at its domestic edition, from 2.6 million to 1.5 million, by January 2010.

As previously announced, Newsweek offered a Voluntary Retirement Incentive Program to certain employees in November 2008 and 44 employees accepted the offer in the first quarter of 2009; early retirement program expense of $6.6 million was recorded in the first quarter of 2009, which will be funded primarily from the assets of the Company’s pension plans. In the first quarter of 2008, Newsweek offered a Voluntary Retirement Incentive Program to certain employees and 117 employees accepted the offer; $24.6 million in early retirement program expense was recorded in the first quarter of 2008.

The division had an operating loss of $20.3 million in the first quarter of 2009, compared to an operating loss of $32.3 million in the first quarter of 2008. Excluding the early retirement program expense, the division’s operating loss increased in the first quarter of 2009 due to the revenue reductions discussed above.

Other Businesses and Corporate Office. Other businesses and corporate office included the expenses of the Company’s corporate office and the operating results of CourseAdvisor.

Equity in Losses of Affiliates. The Company’s equity in losses of affiliates for the first quarter of 2009 was $0.8 million, compared to losses of $3.2 million in the first quarter of 2008. The Company holds a 49% interest in Bowater Mersey Paper Company, and interests in several other affiliates.

Other Non-Operating Income (Expense). The Company recorded other non-operating expense, net, of $4.0 million for the first quarter of 2009, compared to other non-operating income, net, of $4.1 million for the first quarter of 2008. The 2009 non-operating expense, net, included $2.9 million in impairment write-downs on cost method investments and $1.4 in unrealized foreign currency losses; the 2008 non-operating income, net, included $4.4 million in unrealized foreign currency gains.

Net Interest Expense. The Company incurred net interest expense of $7.1 million for the first quarter of 2009, compared to $4.4 million for the first quarter of 2008. The increase is due to a decline in interest income, as well as higher average interest rates in the first quarter of 2009 versus the same period of the prior year. At March 29, 2009, the Company had $399.1 million in borrowings outstanding, at an average interest rate of 7.2%.

In January 2009, the Company issued $400 million in ten-year fixed-rate notes. The notes have a coupon rate of 7.25% per annum, payable semi-annually on February 1 and August 1, beginning August 1, 2009. The Company used the net proceeds from the sale of the notes and other cash to repay $400 million of 5.5% notes that matured on February 15, 2009.

Provision for Income Taxes. The effective tax rate for the first quarter of 2009 was 38.1%, compared to 37.9% for the first quarter of 2008.

(Loss) Earnings Per Share. The calculation of diluted earnings per share for the first quarter of 2009 was based on 9,339,065 weighted average shares outstanding, compared to 9,512,966 for the first quarter of 2008. In the first quarter of 2009, the Company repurchased 3,359 shares of its Class B common stock at a cost of $1.4 million from recipients of vested awards of restricted shares at market price.

Financial Condition: Capital Resources and Liquidity

Acquisitions and Dispositions. The Company did not make any acquisitions during the first quarter of 2009. In the first quarter of 2008, Kaplan acquired two businesses in their professional and test preparation divisions totaling $31.4 million. In addition, the cable division acquired subscribers in the Winona, Mississippi area for $15.4 million. The purchase price allocations for these acquisitions mostly comprised goodwill and other intangible assets.

In 2007, Kaplan purchased a 40% interest in Shanghai Kai Bo Education Management Investment Co., Ltd. (“Kaplan China”), a provider of education in China that offers preparation courses for entry to U.K. universities, along with degree and professional training programs at campuses throughout China. In the first quarter of 2008, Kaplan exercised an option to increase its investment in Kaplan China to a majority interest and the transaction was completed in November 2008. Kaplan China’s results from the transaction date forward have been included in the Company’s consolidated financial statements.

Capital expenditures. During the first three months of 2009, the Company’s capital expenditures totaled $63.1 million. The Company estimates that its capital expenditures will be in the range of $290 million to $315 million in 2009.

Liquidity. The Company’s borrowings have decreased by $154.7 million, to $399.1 million at March 29, 2009, as compared to borrowings of $553.8 million at December 28, 2008. At March 29, 2009, the Company has $258.4 million in cash and cash equivalents, compared to $390.5 million at December 28, 2008. The Company had money market investments of $24.3 million and $15.7 million that are classified as “Cash and cash equivalents” in the Company’s Consolidated Balance Sheet as of March 29, 2009 and December 28, 2008, respectively.

At March 29, 2009, the Company had $399.1 million in total debt outstanding, which comprised $395.9 million of 7.25 percent unsecured notes due February 1, 2019 and $3.2 million in other debt.

In January 2009, the Company issued $400 million in unsecured ten-year fixed-rate notes due February 1, 2019. The notes have a coupon rate of 7.25 percent per annum, payable semi-annually on February 1 and August 1, beginning August 1, 2009. The Company used the net proceeds from the sale of the notes and other cash to repay $400 million of 5.5 percent notes that matured on February 15, 2009. Under the terms of the Notes, unless the Company has exercised its right to redeem the Notes, the Company is required to offer to repurchase the Notes in cash at 101% of the principal amount, plus accrued and unpaid interest, upon the occurrence of both a Change of Control and Below Investment Grade Rating Events as described in the Prospectus Supplement of January 27, 2009.

The Company’s $500 million commercial paper program continues to serve as a significant source of short-term liquidity. The $500 million revolving credit facility that expires in August 2011 supports the issuance of the Company’s short-term commercial paper and provides for general corporate purposes. Despite the recent disruption to the general credit markets, the Company continued to have access and borrowed funds under its commercial paper program and did not need to borrow funds under its revolving credit facility. There is no assurance, however, that the cost or availability of future borrowings under the Company’s commercial paper program in the debt markets will not be impacted in the future.

The Company’s credit ratings were affirmed by the rating agencies in October 2008 with a change in ratings outlook from stable to negative. On May 1, 2009, Standard & Poor’s placed the Company’s “A+” long-term corporate credit and senior unsecured ratings, and the Company’s “A-1” short-term commercial paper rating on CreditWatch with negative implications. The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	A1	A+
Short-term	Prime-1	A-1

During the first quarter of 2009 and 2008, the Company had average borrowings outstanding of approximately $488.5 million and $490.8 million, respectively, at average annual interest rates of approximately 6.4 percent and 5.0 percent, respectively. During the first quarter of 2009 and 2008, the Company incurred net interest expense of $7.1 million and $4.4 million, respectively.

At March 29, 2009 and December 28, 2008, the Company had working capital of $248.7 million and $257.3 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and, to a lesser extent, through commercial paper borrowings. In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2009.

There were no significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008.

Forward-Looking Statements

This report contains certain forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to various risks and uncertainties that could cause actual results or events to differ materially from those anticipated in such statements. For more information about these forward-looking statements and related risks, please refer to the section titled “Forward-Looking Statements” in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in the normal course of its business due primarily to its ownership of marketable equity securities, which are subject to equity price risk; to its borrowing and cash-management activities, which are subject to interest rate risk; and to its foreign business operations, which are subject to foreign exchange rate risk. The Company’s market risk disclosures set forth in its 2008 Annual Report filed on Form 10-K have not otherwise changed significantly.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 29, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President-Finance, in a manner that allows timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 29, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended March 29, 2009, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
Dec. 29 - Feb. 1, 2009	3,359	$408.14	0	242,597
Feb. 2 - Mar. 1, 2009	0	—	0	242,597
Mar. 2 - Mar. 29, 2009	0	—	0	242,597

Total	3,359	$408.14	0

*	On September 22, 2003, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 542,800 shares of its Class B Common Stock, and the existence of that authorization was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003. There is no expiration date for that authorization. In the first quarter of 2009, 3,359 shares were purchased from recipients of vested awards of restricted shares at market price. Under the Company’s Incentive Compensation Plan, the Compensation Committee may permit the recipient of a vested award of restricted shares of the Company’s Class B Common Stock to receive some or all of the value of the award in cash rather than in shares. There were 3,359 share conversions of vested restricted shares into cash during the period covered by this table.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.3	By-Laws of the Company as amended and restated through November 8, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 14, 2007).

4.1	Second Supplemental Indenture dated January 30, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor to The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 30, 2009).

4.2	Five Year Credit Agreement dated as of August 8, 2006, among the Company, Citibank, N.A., JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, SunTrust Bank, The Bank of New York, PNC Bank, National Association, Bank of America, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY
(Registrant)

Date: May 5, 2009	/s/ Donald E. Graham
Donald E. Graham,
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2009	/s/ Hal S. Jones
Hal S. Jones,
Senior Vice President-Finance
(Principal Financial Officer)