Form 10-Q
period 2009-06-28
WASHINGTON POST CO
filed 2009-08-04
CIK 104889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 28, 2009

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

Shares outstanding at July 31, 2009:

Class A Common Stock	1,291,693 Shares
Class B Common Stock	8,108,403 Shares

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Washington Post Company

Condensed Consolidated Statements of Operations

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands, except per share amounts)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Operating revenues
Education	$649,323	$576,464	$1,242,853	$1,119,720
Advertising	211,493	268,699	408,803	536,425
Circulation and subscriber	231,252	224,214	463,134	442,822
Other	36,400	36,840	67,798	70,390

	1,128,468	1,106,217	2,182,588	2,169,357

Operating costs and expenses
Operating	513,938	507,985	1,009,031	999,138
Selling, general and administrative	517,581	525,655	1,011,586	965,703
Depreciation of property, plant and equipment	83,577	61,479	161,557	121,939
Amortization of intangible assets	7,191	6,282	13,839	10,892

	1,122,287	1,101,401	2,196,013	2,097,672

Income (loss) from operations	6,181	4,816	(13,425)	71,685
Other income (expense)
Equity in losses of affiliates	(206)	(5,653)	(968)	(8,896)
Interest income	475	1,286	1,283	3,382
Interest expense	(7,701)	(6,098)	(15,581)	(12,632)
Other, net	19,719	2,897	15,676	7,031

Income (loss) before income taxes	18,468	(2,752)	(13,015)	60,570
Provision (benefit) for income taxes	7,100	(100)	(4,900)	23,900

Net income (loss)	11,368	(2,652)	(8,115)	36,670
Net loss (income) attributable to noncontrolling interests	1,106	(49)	1,894	(104)

Net income (loss) attributable to The Washington Post Company	12,474	(2,701)	(6,221)	36,566
Redeemable preferred stock dividends	(225)	(237)	(698)	(710)

Net income (loss) available for common shares	$12,249	$(2,938)	$(6,919)	$35,856

Basic earnings (loss) per common share	$1.30	$(0.31)	$(0.74)	$3.78

Diluted earnings (loss) per common share	$1.30	$(0.31)	$(0.74)	$3.77

Dividends declared per common share	$2.15	$2.15	$6.45	$6.45

Basic average number of common shares outstanding	9,340	9,480	9,339	9,482
Diluted average number of common shares outstanding	9,400	9,480	9,339	9,508

The Washington Post Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net income (loss)	$11,368	$(2,652)	$(8,115)	$36,670

Other comprehensive income (loss)
Foreign currency translation adjustment	32,137	6,485	19,117	13,943
Change in unrealized gain on available-for-sale securities	(30,995)	2,482	(1,580)	(50,699)
Pension and other postretirement plan adjustments	(679)	(1,883)	(95)	(3,770)

	463	7,084	17,442	(40,526)
Income tax benefit (expense) related to other comprehensive income (loss)	10,898	(440)	39	22,514

	11,361	6,644	17,481	(18,012)

Comprehensive income	22,729	3,992	9,366	18,658

Comprehensive loss (income) attributable to the noncontrolling interest	1,106	(49)	1,889	(104)

Total comprehensive income attributable to to The Washington Post Company	$23,835	$3,943	$11,255	$18,554

The Washington Post Company

Condensed Consolidated Balance Sheets

(In thousands)	June 28, 2009	December 28, 2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$349,288	$390,509
Investments in marketable equity securities and other investments	364,904	357,337
Accounts receivable, net	386,545	479,361
Deferred income taxes	11,165	10,967
Income taxes	9,853	—
Inventories	28,047	40,213
Other current assets	69,906	73,153

Total current assets	1,219,708	1,351,540
Property, plant and equipment
Buildings	382,227	349,785
Machinery, equipment and fixtures	2,403,693	2,337,149
Leasehold improvements	277,789	256,866

	3,063,709	2,943,800
Less accumulated depreciation	(1,922,941)	(1,805,619)

	1,140,768	1,138,181
Land	49,365	49,859
Construction in progress	67,963	114,294

Total property, plant and equipment	1,258,096	1,302,334
Investments in affiliates	77,937	76,437
Goodwill, net	1,419,757	1,390,157
Indefinite-lived intangible assets, net	531,129	531,323
Amortized intangible assets, net	84,690	94,260
Prepaid pension cost	287,367	346,325
Deferred charges and other assets	60,337	66,058

	$4,939,021	$5,158,434

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$526,550	$544,920
Income taxes payable	—	7,499
Deferred revenue	402,254	388,007
Dividends declared	20,440	—
Short-term borrowings	3,081	153,822

Total current liabilities	952,325	1,094,248
Postretirement benefits other than pensions	72,391	70,992
Accrued compensation and related benefits	229,545	242,508
Other liabilities	103,446	102,713
Deferred income taxes	346,962	360,359
Long-term debt	396,065	400,003

Total liabilities	2,100,734	2,270,823
Redeemable noncontrolling interest	7,055	17,360
Redeemable preferred stock	11,526	11,826
Preferred stock	—	—
Common shareholders’ equity
Common stock	20,000	20,000
Capital in excess of par value	239,084	232,201
Retained earnings	4,245,753	4,313,287
Accumulated other comprehensive income (loss)
Cumulative foreign currency translation adjustment	14,516	(3,412)
Unrealized gain on available-for-sale securities	71,698	72,646
Unrealized loss on pensions and other postretirement plans	(79,413)	(79,914)
Cost of Class B common stock held in treasury	(1,692,409)	(1,697,268)

Total The Washington Post Company common shareholders’ equity	2,819,229	2,857,540

Noncontrolling interest	477	885

Total equity	2,819,706	2,858,425

	$4,939,021	$5,158,434

The Washington Post Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Twenty-Six Weeks Ended
(In thousands)	June 28, 2009	June 29, 2008
Cash flows from operating activities:
Net (loss) income	$(8,115)	$36,670
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property, plant and equipment	161,557	121,939
Amortization of intangible assets	13,839	10,892
Net pension benefit	(2,900)	(13,182)
Early retirement program expense	63,418	112,001
Foreign exchange gain	(18,391)	(7,263)
Equity in losses of affiliates, net of distributions	968	9,086
Benefit for deferred income taxes	(15,497)	(20,511)
Net loss on sale or write-down of property, plant and equipment	14,251	883
Change in assets and liabilities:
Decrease in accounts receivable, net	98,822	26,614
Decrease (increase) in inventories	12,166	(13,435)
Decrease in accounts payable and accrued liabilities	(30,949)	(10,171)
Increase (decrease) in Kaplan stock compensation	3,459	(31,841)
Increase (decrease) in deferred revenue	4,999	(3,049)
Increase in income taxes receivable	(17,476)	(10,129)
(Decrease) increase in other assets and other liabilities, net	(42)	7,119
Other	2,320	1,509

Net cash provided by operating activities	282,429	217,132

Cash flows from investing activities:
Purchases of property, plant and equipment	(132,058)	(133,832)
Investments in marketable equity securities and other investments	(11,353)	(76,397)
Investments in certain businesses, net of cash acquired	(5,129)	(55,975)
Return of escrow funds from acquisition	4,667	—
Return of investment in affiliates	4,321	—
Other	3,629	807

Net cash used in investing activities	(135,923)	(265,397)

Cash flows from financing activities:
Principal payments on debt	(400,758)	(1,363)
Issuance of notes, net	395,329	—
Dividends paid	(40,892)	(41,417)
Common shares repurchased	(1,371)	(64,287)
(Repayments) issuance of commercial paper, net	(149,983)	10,200
Other	3,906	14,378

Net cash used in financing activities	(193,769)	(82,489)

Effect of currency exchange rate change	6,042	5,561

Net decrease in cash and cash equivalents	(41,221)	(125,193)
Beginning cash and cash equivalents	390,509	321,466

Ending cash and cash equivalents	$349,288	$196,273

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

Financial Periods – The Company generally reports on a thirteen week fiscal quarter ending on the Sunday nearest the calendar quarter-end. The fiscal quarters for 2009 and 2008 ended on June 28, 2009, March 29, 2009, June 29, 2008 and March 30, 2008, respectively. With the exception of the newspaper publishing operations and the corporate office, subsidiaries of the Company report on a calendar-quarter basis.

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the thirteen and twenty-six weeks ended June 28, 2009 and June 29, 2008 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, as adjusted for the adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), but does not include all disclosures required by GAAP.

Certain amounts in previously issued financial statements have been reclassified to conform with the current year presentation.

Use of Estimates in the Preparation of the Condensed Consolidated Financial Statements – The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported herein. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates.

Recently Adopted and Issued Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 was effective for the Company at the beginning of fiscal year 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the Company’s consolidated financial statements on a recurring basis (at least annually). The adoption of these provisions did not have any impact on the Company’s condensed consolidated financial statements, as the Company’s existing fair value measurements were consistent with the guidance of SFAS 157. The FASB issued FASB Staff Position (“FSP”) No. 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), which deferred the effective date of SFAS 157 for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis to fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for nonfinancial assets and nonfinancial liabilities at the beginning of the Company’s 2009 fiscal year did not have a material impact on the Company’s condensed consolidated financial statements. See Note 10 for additional disclosures about fair value measurements.

In April 2009, the FASB issued FSP No. 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“FSP 157-4”). FSP 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

In April 2009, the FASB issued FSP No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141R-1). FSP 141R-1 amends and clarifies SFAS 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is subsequent to the beginning of fiscal year 2009. FSP 141R-1 did not have any impact on the Company’s condensed consolidated financial statements upon adoption. The Company expects FSP 141R-1 to have an impact on its accounting for future business combinations, but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the FASB issued SFAS 160, which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement also requires disclosure, on the face of the consolidated financial statements, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The Company adopted SFAS 160 at the beginning of fiscal year

2009 and reclassified $17.4 million from other liabilities to redeemable noncontrolling interest outside permanent equity and $0.9 million of noncontrolling interest from other liabilities to a separate component of shareholders equity in our condensed consolidated balance sheet as of December 28, 2008. Previously the Company presented minority interest in “Other income (expense)” in the condensed consolidated statements of income. The condensed consolidated statement of income for the thirteen and twenty-six weeks ended June 29, 2008 was adjusted to reflect 100% of the results of subsidiaries not wholly-owned. The “net income” was subsequently adjusted to remove the noncontrolling interest of $0.1 million and $0.1 million to arrive at “Net income attributable to The Washington Post Company” for the thirteen and twenty-six weeks ended June 29, 2008, respectively.

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

In December 2008, the FASB issued FSP No. 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132R-1”). FSP 132R-1 amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132R”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements under this FSP include expanded disclosures about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009 and does not require comparative information for earlier periods presented. The Company is in the process of evaluating the impact of FSP 132R-1 on its condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard had no impact on the condensed consolidated financial statements as the Company already followed a similar approach prior to the implementation of this standard. The Company has evaluated subsequent events through August 4, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 identifies the FASB Accounting Standards Codification (“Codification”) as the authoritative source of GAAP. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and will not have any impact on the Company’s condensed consolidated financial statements.

Note 2: Investments

Investments in marketable equity securities at June 28, 2009 and December 28, 2008 consist of the following (in thousands):

	June 28, 2009	December 28, 2008
Total cost	$223,064	$212,242
Gross unrealized gains	119,497	121,077

Total fair value	$342,561	$333,319

In the first quarter of 2009, the Company invested $10.8 million in the Class B common stock of Berkshire Hathaway Inc. In the first quarter of 2008, the Company invested $65.8 million in the common stock of a publicly traded education company.

Note 3: Acquisitions

The Company made one small acquisition in the second quarter of 2009 and did not make any acquisitions during the first quarter of 2009.

In connection with a 2007 acquisition, additional purchase consideration of approximately $3.2 million was contingent on the achievement of certain future operating results: such amounts were not included in the Company’s purchase accounting as of December 30, 2007. In the second quarter of 2009, the Company recorded $3.2 million of additional purchase consideration in connection with the achievement of certain operating results by the acquired company and allocated the additional purchase consideration to goodwill.

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

Note 4: Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, by segment, for the twenty-six weeks ended June 28, 2009 were as follows:

(in thousands)	Education	Cable Television	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Other Businesses and Corporate	Total
Balance as of December 28, 2008:
Goodwill	$1,022,671	$85,488	$81,186	$203,165	$25,015	$99,189	$1,516,714
Accumulated impairment losses	—	—	(65,772)	—	—	(60,785)	(126,557)

	1,022,671	85,488	15,414	203,165	25,015	38,404	1,390,157
Acquisitions	3,013	—	—	—	—	(935)	2,078
Foreign currency exchange rate changes and other	28,434	—	—	—	—	(912)	27,522

Balance as of June 28, 2009
Goodwill	1,054,118	85,488	81,186	203,165	25,015	97,342	1,546,314
Accumulated impairment losses	—	—	(65,772)	—	—	(60,785)	(126,557)

	$1,054,118	$85,488	$15,414	$203,165	$25,015	$36,557	$1,419,757

The changes in the carrying amount of goodwill at the Company’s education division for the twenty-six weeks ended June 28, 2009 were as follows:

(in thousands)	Higher Education	Test Prep	Professional	Kaplan Corporate and Other	Total
Balance as of December 28, 2008:
Goodwill	$343,332	$185,876	$493,463	—	$1,022,671
Accumulated impairment losses	—	—	—	—	—

	343,332	185,876	493,463	—	1,022,671
Acquisitions	28	(227)	3,212	—	3,013
Foreign currency exchange rate changes and other	916	(894)	28,412	—	28,434

Balance as of June 28, 2009
Goodwill	344,276	184,755	525,087	—	1,054,118
Accumulated impairment losses	—	—	—	—	—

	$344,276	$184,755	$525,087	—	$1,054,118

Other intangible assets consists of the following:

	As of June 28, 2009			As of December 28, 2008
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Non-compete agreements	$45,782	$20,898	$24,884	$48,160	$17,958	$30,202
Student and customer relationships	73,695	36,420	37,275	70,926	31,922	39,004
Databases and technology	15,425	6,658	8,766	15,425	5,324	10,101
Trade names and trademarks	21,612	9,565	12,047	20,190	7,164	13,026
Other	7,162	5,445	1,718	7,027	5,100	1,927

	$163,676	$78,986	$84,690	$161,728	$67,468	$94,260

Indefinite-lived intangible assets:
Franchise agreements	$496,047			$495,570
Wireless licenses	22,150			22,150
Licensure and accreditation	7,862			8,362
Other	5,070			5,241

	$531,129			$531,323

The Company amortizes the recorded values of its amortized intangible assets over their estimated useful lives. Amortization of intangible assets for the twenty-six weeks ended June 28, 2009 and June 29, 2008 was $13.8 million and $10.9 million, respectively. Amortization of these intangible assets is estimated to be approximately $11.9 million for the remainder of 2009, approximately $22.0 million in each of 2010 and 2011, and approximately $9.0 million in each of 2012 and 2013.

Note 5: Borrowings

The Company’s borrowings consist of the following (in millions):

	June 28, 2009	December 28, 2008
Commercial paper borrowings	$—	$150.0
7.25 percent unsecured notes due February 1, 2019	396.0	—
5.5 percent unsecured notes due February 15, 2009	—	399.9
Other indebtedness	3.1	3.9

Total	399.1	553.8
Less current portion	(3.1)	(153.8)

Total long-term debt	$396.0	$400.0

The Company’s commercial paper borrowings at December 28, 2008 were at an average interest rate of 0.2 percent.

In January 2009, the Company issued $400 million in unsecured ten-year fixed-rate notes due February 1, 2019 (“the Notes”). The Notes have a coupon rate of 7.25% per annum, payable semi-annually on February 1 and August 1, beginning August 1, 2009. The Company used the net proceeds from the sale of the Notes and other cash to repay $400 million of 5.5% notes that matured on February 15, 2009. Under the terms of the Notes, unless the Company has exercised its right to redeem the Notes, the Company is required to offer to repurchase the Notes in cash at 101% of the principal amount, plus accrued and unpaid interest, upon the occurrence of both a Change of Control and Below Investment Grade Rating Events as described in the Prospectus Supplement of January 27, 2009.

The Company’s other indebtedness at June 28, 2009 and December 28, 2008 is at interest rates of 5% to 6% and matures during 2009.

During the second quarter of 2009 and 2008, the Company had average borrowings outstanding of approximately $399.1 million and $457.3 million, respectively, at average annual interest rates of approximately 7.2 percent and 5.1 percent, respectively. During the second quarter of 2009 and 2008, the Company incurred net interest expense of $7.2 million and $4.8 million, respectively.

During the first six months of 2009 and 2008, the Company had average borrowings outstanding of approximately $450.2 million and $475.0 million, respectively, at average annual interest rates of approximately 6.7 percent and 5.1 percent, respectively. During the first six months of 2009 and 2008, the Company incurred net interest expense of $14.3 million and $9.3 million, respectively.

At June 28, 2009 the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $408.0 million, compared with the carrying amount of $396.0 million. At December 28, 2008 the fair value of the Company’s 5.5% unsecured notes, based on quoted market prices, totaled $397.8 million, compared with the carrying amount of $399.9 million. The carrying value of the Company’s other unsecured debt at June 28, 2009 approximates fair value.

Note 6: Earnings (Loss) Per Share

The Company’s earnings (loss) per share (basic and diluted) for the second quarter and first six months of 2009 and 2008, are presented below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net income (loss) available for common shares	$12,249	$(2,938)	$(6,919)	$35,856

Weighted-average shares outstanding – basic	9,340	9,480	9,339	9,482

Effect of dilutive shares:
Stock options and restricted stock	60	24	60	26
Less: Dilutive shares excluded from calculation due to net loss	—	(24)	(60)	—

Weighted-average shares outstanding – diluted	9,400	9,480	9,339	9,508
Basic earnings (loss) per common share	$1.30	$(0.31)	$(0.74)	$3.78

Diluted earnings (loss) per common share	$1.30	$(0.31)	$(0.74)	$3.77

For the first six months of 2009, there were 9,339,445 weighted average basic and diluted shares outstanding; these amounts are the same as the company reported a net loss for the first six months of 2009.

For the second quarter of 2008, there were 9,480,073 weighted average basic and diluted shares outstanding; these amounts are the same as the Company reported a net loss for the second quarter of 2008.

The diluted earnings per share amounts for the second quarter of 2009 and the first six months of 2008 exclude the effects of 86,719 and 29,625 stock options outstanding, respectively, as their inclusion would have been antidilutive.

Note 7: Pension and Postretirement Plans

The total cost (income) arising from the Company’s defined benefit pension plans for the second quarter and six months ended June 28, 2009 and June 29, 2008, consists of the following components (in thousands):

	Pension Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Service cost	$7,835	$6,855	$15,804	$13,761
Interest cost	14,513	11,334	29,159	22,752
Expected return on assets	(24,764)	(24,246)	(49,423)	(48,673)
Amortization of transition asset	(8)	(9)	(15)	(19)
Amortization of prior service cost	904	1,065	1,668	2,139
Recognized actuarial gain	(50)	(1,566)	(93)	(3,142)

Net periodic benefit	(1,570)	(6,567)	(2,900)	(13,182)
Early retirement programs expense	56,800	82,351	63,418	104,875

Total cost	$55,230	$75,784	$60,518	$91,693

	SERP
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Service cost	$334	$406	$667	$812
Interest cost	1,032	849	2,064	1,698
Amortization of prior service cost	112	111	223	223
Recognized actuarial loss	388	172	776	343

Net periodic cost	1,866	1,538	3,730	3,076
Early retirement programs expense	—	5,027	—	7,126

Total cost	$1,866	$6,565	$3,730	$10,202

Newsweek offered a Voluntary Retirement Incentive Program to certain employees in November 2008 and 44 employees accepted the offer in the first quarter of 2009; early retirement program expense of $6.6 million was recorded in the first quarter of 2009, which will be funded primarily from the assets of the Company’s pension plans. In the first quarter of 2008, Newsweek offered a Voluntary Retirement Incentive Program to certain employees and 117 employees accepted the offer. The early retirement program expense in 2008 totaled $29.2 million, which is being funded mostly from the assets of the Company’s pension plans. Of this amount, $24.6 million was recorded in the first quarter of 2008 and $4.6 million was recorded in the second quarter of 2008.

The Company offered a Voluntary Retirement Incentive Program to certain employees of The Washington Post newspaper in the first quarter of 2009. A total of 220 employees accepted the offer and early retirement program expense of $56.8 million was recorded in the second quarter of 2009, which will be funded primarily from the assets of the Company’s pension plans. In the first quarter of 2008, a Voluntary Retirement Incentive Program was also offered to certain employees of The Washington Post newspaper and the corporate office; 236 employees accepted the offer; $82.8 million in early retirement program expense was recorded in the second quarter of 2008, also funded primarily from the assets of the Company’s pension plans.

The total (income) cost arising from the Company’s postretirement plans for the second quarter and six months ended June 28, 2009 and June 29, 2008, consists of the following components (in thousands):

	Postretirement Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Service cost	$967	$942	$1,935	$1,885
Interest cost	1,042	1,212	2,084	2,423
Amortization of prior service credit	(1,242)	(1,286)	(2,484)	(2,572)
Recognized actuarial gain	(782)	(372)	(1,564)	(743)

Net periodic (benefit) cost	(15)	496	(29)	993
Curtailment gain	—	—	(677)	—

Total (benefit) cost	$(15)	$496	$(706)	$993

The Company recorded a curtailment gain of $0.7 million in the first quarter of 2009, due to the elimination of life insurance benefits for new retirees on or after January 1, 2009.

Note 8: Other Non-Operating Income (Expense)

A summary of non-operating income (expense) for the thirteen and twenty-six weeks ended June 28, 2009 and June 29, 2008, is as follows (in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Foreign currency gains, net	$19.8	$2.9	$18.4	$7.3
Impairment write-downs on investments	—	—	(2.9)	—
Other, net	(0.1)	—	0.2	(0.3)

Total	$19.7	$2.9	$15.7	$7.0

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 28, 2009 were as follows (in thousands):

		Fair Value Measurements as of June 28, 2009
	Fair Value at June 28, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Marketable equity securities(1)	$342.6	$342.6	$—
Other current investments(2)	22.3	18.4	3.9

Total financial assets	$364.9	$361.0	$3.9

Liabilities:
Deferred compensation plan liabilities(3)	$58.0	$—	$58.0

Total financial liabilities	$58.0	$—	$58.0

(1)	The Company’s investments in marketable equity securities are classified as available-for-sale.

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

Note 10: Business Segments

The following table summarizes financial information related to each of the Company’s business segments. The 2009 and 2008 asset information is as of June 28, 2009 and December 28, 2008, respectively.

Second Quarter Period

(in thousands)

	Education	Cable Television	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Other Businesses and Corporate Office	Intersegment Elimination	Consolidated
2009
Operating revenues	$649,323	$186,684	$168,765	$66,653	$45,539	$13,156	$(1,652)	$1,128,468
Income (loss) from operations	$58,107	$39,807	$(89,347)	$14,268	$(5,034)	$(11,620)	$—	$6,181
Equity in losses of affiliates								(206)
Interest expense, net								(7,226)
Other, net								19,719

Income before income taxes								$18,468

Depreciation expense	$22,401	$31,099	$25,741	$3,486	$663	$187	$—	$83,577
Amortization expense	$6,089	$85	$219	$—	$—	$798	$—	$7,191
Net pension (expense) credit	$(1,106)	$(394)	$(61,600)	$(147)	$8,238	$(221)	$—	$(55,230)
Identifiable assets	$1,930,149	$1,195,947	$193,991	$405,632	$579,848	$212,956	$—	$4,518,523
Investments in marketable equity securities								342,561
Investments in affiliates								77,937

Total assets								$4,939,021

	Education	Cable Television	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Other Businesses and Corporate Office	Intersegment Elimination	Consolidated
2008
Operating revenues	$576,464	$178,914	$197,286	$82,836	$62,686	$9,141	$(1,110)	$1,106,217
Income (loss) from operations	$47,421	$40,105	$(96,704)	$29,652	$(3,716)	$(11,942)	$—	$4,816
Equity in losses of affiliates								(5,653)
Interest expense, net								(4,812)
Other, net								2,897

Loss before income taxes								$(2,752)

Depreciation expense	$16,482	$30,743	$11,401	$2,272	$525	$56	$—	$61,479
Amortization expense	$4,512	$89	$150	$—	$—	$1,531	$—	$6,282
Net pension (expense) credit	$(930)	$(359)	$(78,916)	$284	$5,979	$(1,842)	$—	$(75,784)
Identifiable assets	$2,080,037	$1,204,373	$383,849	$412,129	$547,239	$121,051	$—	$4,748,678
Investments in marketable equity securities								333,319
Investments in affiliates								76,437

Total assets								$5,158,434

Six Month Period

(in thousands)

	Education	Cable Television	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Other Businesses and Corporate Office	Intersegment Elimination	Consolidated
2009
Operating revenues	$1,242,853	$370,192	$329,656	$127,816	$91,609	$23,976	$(3,514)	$2,182,588
Income (loss) from operations	$69,269	$81,819	$(143,099)	$26,411	$(25,372)	$(22,453)	$—	$(13,425)
Equity in losses of affiliates								(968)
Interest expense, net								(14,298)
Other, net								15,676

Loss before income taxes								$(13,015)

Depreciation expense	$42,082	$62,198	$49,509	$5,930	$1,475	$363	$—	$161,557
Amortization expense	$11,630	$152	$462	$—	$—	$1,595	$—	$13,839
Net pension (expense) credit	$(2,238)	$(787)	$(66,616)	$(294)	$9,858	$(441)	$—	$(60,518)

	Education	Cable Television	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Other Businesses and Corporate Office	Intersegment Elimination	Consolidated
2008
Operating revenues	$1,119,720	$353,171	$403,376	$160,504	$116,074	$18,600	$(2,088)	$2,169,357
Income (loss) from operations	$94,152	$74,390	$(95,546)	$56,256	$(36,046)	$(21,521)	$—	$71,685
Equity in losses of affiliates								(8,896)
Interest expense, net								(9,250)
Other, net								7,031

Income before income taxes								$60,570

Depreciation expense	$32,781	$61,567	$21,885	$4,470	$1,049	$187	$—	$121,939
Amortization expense	$7,352	$155	$324	$—	$—	$3,061	$—	$10,892
Net pension (expense) credit	$(1,808)	$(718)	$(81,156)	$568	$(6,720)	$(1,859)	$—	$(91,693)

The Company’s education division comprises the following operating segments:

Second Quarter Period

(in thousands)

	Higher Education	Test Prep	Professional	Corporate Overhead and Other	Intersegment Elimination	Total Education
2009
Operating revenues	$401,776	$141,817	$107,773	$277	$(2,320)	$649,323
Income (loss) from operations	$70,431	$(1,649)	$9,736	$(20,535)	$124	$58,107
Identifiable assets	$661,449	$399,709	$825,311	$43,680	$—	$1,930,149
Depreciation expense	$9,951	$7,468	$4,045	$937	$—	$22,401
Amortization expense				$6,089		$6,089
Kaplan stock-based incentive compensation expense				$1,697		$1,697

	Higher Education	Test Prep	Professional	Corporate Overhead and Other	Intersegment Elimination	Total Education
2008
Operating revenues	$295,822	$153,651	$128,128	$304	$(1,441)	$576,464
Income (loss) from operations	$40,422	$25,296	$10,981	$(29,321)	$43	$47,421
Identifiable assets	$833,514	$411,419	$797,565	$37,539	$—	$2,080,037
Depreciation expense	$8,353	$3,469	$3,697	$963	$—	$16,482
Amortization expense				$4,512		$4,512
Kaplan stock-based incentive compensation expense				$13,965		$13,965

Six Month Period

(in thousands)

	Higher Education	Test Prep	Professional	Corporate Overhead and Other	Intersegment Elimination	Total Education
2009
Operating revenues	$769,266	$269,034	$208,978	$652	$(5,077)	$1,242,853
Income (loss) from operations	$109,671	$(9,776)	$7,682	$(38,497)	$189	$69,269
Depreciation expense	$19,397	$12,826	$7,777	$2,082	$—	$42,082
Amortization expense				$11,630		$11,630
Kaplan stock-based incentive compensation expense				$3,458		$3,458

	Higher Education	Test Prep	Professional	Corporate Overhead and Other	Intersegment Elimination	Total Education
2008
Operating revenues	$587,615	$289,526	$244,897	$688	$(3,006)	$1,119,720
Income (loss) from operations	$83,553	$34,435	$12,788	$(36,705)	$81	$94,152
Depreciation expense	$16,558	$6,957	$7,362	$1,904	$—	$32,781
Amortization expense				$7,352		$7,352
Kaplan stock-based incentive compensation expense				$7,283		$7,283

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

At the end of March 2009, the Company approved a plan to offer tutoring services, previously provided at Score, in Kaplan test prep centers. The plan was substantially completed by the end of the second quarter of 2009. In conjunction with this plan, 14 existing Score centers were converted into Kaplan test prep centers and the remaining 64 Score centers were closed. The Company recorded $24.9 million in asset write-downs, lease terminations, severance and accelerated depreciation of fixed assets in the first half of 2009. This amount includes a $9.2 million write-down of Score’s software product to its fair value following an impairment review under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

In 2007, Kaplan announced restructuring plans at Kaplan Professional (U.S.) that involved product changes and decentralization of certain operations, in addition to employee terminations. In the fourth quarter of 2008, Kaplan expanded the Kaplan Professional (U.S.) restructuring to include additional operations. Total restructuring-related expenses of $1.8 million and $7.2 million were recorded in the second quarter and first half of 2009 related to lease termination, accelerated depreciation of fixed assets and severance costs, compared to $1.8 million and $3.2 million in restructuring-related severance costs recorded in the second quarter and first half of 2008, respectively.

Accrued restructuring charges of $11.9 million related to Kaplan’s Score and Professional (U.S.) operations are included in accounts payable and accrued liabilities in the condensed consolidated balance sheet as of June 28, 2009.

Kaplan is in the process of implementing changes to its organizational and internal reporting structures. This reorganization is expected to be completed by the end of the third quarter of 2009 and when completed, will result in changes to the composition of the Company’s reporting segments.

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

Other businesses and corporate office includes the expenses associated with the Company’s corporate office and the operating results of Avenue100 Media Solutions (formerly CourseAdvisor).

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

This analysis should be read in conjunction with the consolidated financial statements and the notes thereto.

Results of Operations

Net income for the second quarter of 2009 was $11.4 million ($1.30 earnings per share), compared to net loss of $2.7 million ($0.31 loss per share) for the second quarter of last year.

Items included in the Company’s results for the second quarter of 2009:

•	charges of $56.8 million related to early retirement program expense at The Washington Post (after-tax impact of $35.2 million, or $3.77 per share);

•	$15.2 million in restructuring charges related to Kaplan’s Score and Professional (U.S.) operations (after-tax impact of $9.4 million, or $1.01 per share);

•	$14.3 million in accelerated depreciation at The Washington Post (after-tax impact of $8.8 million, or $0.95 per share); and

•	$19.8 million in non-operating unrealized foreign currency gains arising from the weakening of the U.S. dollar (after-tax impact of $12.3 million, or $1.31 per share).

Items included in the Company’s results for the second quarter of 2008:

•	charges of $87.4 million related to early retirement program expense at The Washington Post, the corporate office and Newsweek (after-tax impact of $52.9 million, or $5.58 per share);

•	$1.8 million in restructuring charges related to Kaplan’s Professional (U.S.) operations (after-tax impact of $1.1 million, or $0.11 per share);

•	$6.8 million in impairment charges at two of the Company’s affiliates (after-tax impact of $4.1 million, or $0.43 per share); and

•	$2.9 million in non-operating unrealized foreign currency gains arising from the weakening of the U.S. dollar (after-tax impact of $1.7 million, or $0.18 per share).

Revenue for the second quarter of 2009 was $1,128.5 million, up 2% from $1,106.2 million in the second quarter of 2008. The increase is due to revenue growth at the education and cable television divisions. Revenues were down at the Company’s newspaper publishing, magazine publishing and television broadcasting divisions.

Operating income increased in the second quarter of 2009 to $6.2 million, from $4.8 million in the second quarter of 2008. Excluding charges related to early retirement plan buyouts and accelerated depreciation at The Washington Post, the newspaper publishing and magazine publishing divisions reported increased losses in the second quarter of 2009, compared to the second quarter of 2008. Operating results were also down at the television broadcasting division and were relatively flat at the cable television division, while the education division reported improved results for the quarter in spite of the restructuring charges.

For the first six months of 2009, the Company reported a net loss of $8.1 million ($0.74 per share), compared with net income of $36.7 million ($3.77 per share) for the same period of 2008.

Items included in the Company’s results for the first six months of 2009:

•	$63.4 million in early retirement program expense at The Washington Post and Newsweek (after-tax impact of $39.3 million, or $4.21 per share);

•	$32.1 million in restructuring charges related to Kaplan’s Score and Professional (U.S.) operations (after-tax impact of $19.9 million, or $2.13 per share);

•	$27.7 million in accelerated depreciation at The Washington Post (after-tax impact of $17.2 million, or $1.84 per share); and

•	$18.4 million in non-operating unrealized foreign currency gains arising from the weakening of the U.S. dollar (after-tax impact of $11.4 million, or $1.22 per share).

Items included in the Company’s results for the first six months of 2008:

•	charges of $112.0 million related to early retirement program expense at The Washington Post, the corporate office and Newsweek (after-tax impact of $67.8 million, or $7.13 per share);

•	$3.2 million in restructuring charges related to Kaplan’s Professional (U.S.) operations (after-tax impact of $1.9 million, or $0.20 per share);

•	$6.8 million in impairment charges at two of the Company’s affiliates (after-tax impact of $4.1 million, or $0.43 per share); and

•	$7.3 million in non-operating unrealized foreign currency gains arising from the weakening of the U.S. dollar (after-tax impact of $4.4 million, or $0.46 per share).

Revenue for the first half of 2009 was $2,182.6 million, up 1% from $2,169.4 million in the first half of 2008, due to increased revenues at the Company’s education and cable television divisions, offset by revenue declines at the Company’s newspaper publishing, magazine publishing and television broadcasting divisions. The Company reported an operating loss of $13.4 million for the first half of 2009, compared to operating income of $71.7 million for the first half of 2008. Excluding charges related to early retirement plan buyouts and accelerated depreciation at The Washington Post, the newspaper publishing and magazine publishing divisions reported increased losses in the first six months of 2009, compared to the first six months of 2008. Operating results were also down at the education and television broadcasting divisions, while the cable television division reported improved results for the period.

The Company’s operating results for the second quarter and first six months of 2009 included $1.6 million and $2.9 million of net pension credits, respectively, compared to $6.6 million and $13.2 million of net pension credits, respectively, for the same periods of 2008, excluding charges related to early retirement programs.

Education Division. Education division revenue totaled $649.3 million for the second quarter of 2009, a 13% increase over revenue of $576.5 million for the same period of 2008. Kaplan reported operating income of $58.1 million for the second quarter of 2009, up 23% from $47.4 million in the second quarter of 2008.

For the first six months of 2009, education division revenue totaled $1,242.9 million, an 11% increase over revenue of $1,119.7 million for the same period of 2008. Kaplan reported operating income of $69.3 million for the first six months of 2009, down 26% from $94.2 million for the first six months of 2008.

A summary of Kaplan’s operating results for the second quarter and the first six months of 2009 compared to 2008 is as follows:

	Second Quarter			YTD
(In thousands)	2009	2008	% Change	2009	2008	% Change
Revenue
Higher education	$401,776	$295,822	36	$769,266	$587,615	31
Test prep	141,817	153,651	(8)	269,034	289,526	(7)
Professional	107,773	128,128	(16)	208,978	244,897	(15)
Kaplan corporate	277	304	(9)	652	688	(5)
Intersegment elimination	(2,320)	(1,441)	—	(5,077)	(3,006)	—

	$649,323	$576,464	13	$1,242,853	$1,119,720	11

Operating income (loss)
Higher education	$70,431	$40,422	74	$109,671	$83,553	31
Test prep	(1,649)	25,296	—	(9,776)	34,435	—
Professional	9,736	10,981	(11)	7,682	12,788	(40)
Kaplan corporate overhead	(12,750)	(10,845)	(18)	(23,410)	(22,071)	(6)
Other*	(7,785)	(18,476)	58	(15,087)	(14,634)	(3)
Intersegment elimination	124	43	—	189	81	—

	$58,107	$47,421	23	$69,269	$94,152	(26)

*	Other includes charges accrued for stock-based incentive compensation and amortization of certain intangibles.

Kaplan Higher Education (KHE) includes Kaplan’s domestic and international post-secondary education businesses, made up of fixed-facility colleges as well as online post-secondary and career programs. Higher education revenue grew 36% for the second quarter of 2009 and 31% for the first half of 2009 due mostly to strong enrollment growth. Operating income at KHE improved 74% in the second quarter of 2009 reflecting this strong enrollment growth. Operating income is up 31% for the first half of 2009 as the strong enrollment growth was offset by increased marketing and advertising costs in the first quarter of 2009, including a $21.0 million national media campaign. At June 30, 2009, KHE’s enrollments totaled 103,300, a 31% increase compared to total enrollments of 78,700 at June 30, 2008. All KHE divisions contributed to the enrollment growth in the first half of 2009, with Kaplan University’s online offerings growing the strongest at 45%.

Funds provided under student financial aid programs created under Title IV of the Federal Higher Education Act account for a large portion of KHE revenues; these funds are provided in the form of federal loans and grants. Some KHE students also obtain non-Title IV private loans from lenders to finance a portion of their education. A small portion of KHE’s domestic revenues in the first half of 2009 came from non-Title IV private loans obtained by its students. KHE expects private student loan funding to diminish in the future and expects this source to be replaced with funds provided under Title IV sources, student cash payments and, to a lesser extent, a self-funded internal loan program. To date, the KHE self-funded internal loan program activity has not been significant.

Test prep includes Kaplan’s standardized test preparation and English-language course offerings, as well as the K12 and Score businesses. Test prep revenue, excluding Score and revenue from acquired businesses, declined 7% in the second quarter and the first half of 2009 due primarily to declines in English-language, K12 and the traditional test prep programs. Test prep operating income, excluding Score, was down in the first half of 2009 due largely to declines in K12, English-language and the traditional test prep programs.

Score revenues declined 57% in the second quarter of 2009 to $3.6 million and 49% in the first half of 2009 to $8.4 million. Operating losses at Score increased from $1.9 million and $5.6 million in the second quarter and first half of 2008, respectively, to $18.5 million and $36.2 million for the same periods of 2009, inclusive of restructuring-related charges. At the end of March 2009, the Company approved a plan to offer tutoring services, previously provided at Score, in Kaplan test prep centers. The plan was substantially completed by the end of the second quarter of 2009; 14 existing Score centers were converted into Kaplan test prep centers and the remaining 64 Score centers were closed. The Company recorded charges of $24.9 million in asset write-downs, lease terminations, severance and accelerated depreciation of fixed assets in the first half of 2009, including a $9.2 million write-down on Score’s software product. Of this amount, $13.4 million was recorded in the second quarter of 2009.

Professional includes domestic and overseas training businesses. Professional revenue declined 16% in the second quarter of 2009 and 15% in the first half of 2009. Excluding revenue from acquired businesses, professional revenue was down 18% for the second quarter of 2009 and 17% in the first six months of 2009. The declines are the result of unfavorable exchange rates in the U.K. and Australia and continued declines in the Kaplan Professional (U.S.) real estate and financial education businesses. These declines were offset by revenue growth at professional’s Asian operations. Likewise, professional operating income is down largely due to weakness in professional’s real estate and financial education businesses in the U.S. and the U.K., offset by improved operating results at professional’s Asian operations.

In 2007, Kaplan announced restructuring plans at Kaplan Professional (U.S.) that involved product changes and decentralization of certain operations, in addition to employee terminations. In the fourth quarter of 2008, Kaplan expanded the Kaplan Professional (U.S.) restructuring to include additional operations. Total restructuring-related expenses of $1.8 million and $7.2 million were recorded in the second quarter and first half of 2009, respectively, related to lease termination, accelerated depreciation of fixed assets and severance costs, compared to $1.8 million and $3.2 million in restructuring-related severance costs recorded in the second quarter and first half of 2008, respectively.

Corporate represents unallocated expenses of Kaplan, Inc.’s corporate office and other minor activities.

Other includes amortization of certain intangible assets and charges for incentive compensation arising from equity awards under the Kaplan stock option plan. Kaplan recorded stock compensation expense of $1.7 million and $14.0 million in the second quarter of 2009 and 2008, respectively, and $3.5 million and $7.3 million in the first six months of 2009 and 2008, respectively, related to this plan.

Cable Television Division. Cable television division revenue of $186.7 million for the second quarter of 2009 represents a 4% increase from $178.9 million in the second quarter of 2008; for the first six months of 2009, revenue increased 5% to $370.2 million, from $353.2 million in the same period of 2008. The 2009 revenue increase is due to continued growth in the division’s cable modem, telephone and digital revenues, and a $4 monthly rate increase for most basic subscribers in June 2009.

Cable division operating income declined 1% to $39.8 million in the second quarter of 2009, versus $40.1 million in the second quarter of 2008; cable division operating income for the first six months of 2009 increased 10% to $81.8 million, from $74.4 million for the first six months of 2008. The decline in operating income in the second quarter of 2009 is due to increased programming, bad debt and general and administrative costs. The increase in operating income for the first six months of 2009 is due to the division’s revenue growth.

At June 30, 2009, Revenue Generating Units (RGUs) grew 2% due to continued growth in high-speed data and telephony subscribers, partially offset by a reduction in basic subscribers. RGUs include about 7,000 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by the various franchise agreements. A summary of RGUs is as follows:

Cable Television Division Subscribers	June 30, 2009	June 30, 2008
Basic	692,076	701,894
Digital	227,840	224,996
High-speed data	386,472	361,269
Telephony	100,208	85,972

Total	1,406,596	1,374,131

Below are details of Cable division capital expenditures for the first six months of 2009 and 2008, as defined by the NCTA Standard Reporting Categories (in millions):

	2009	2008
Customer Premise Equipment	$16.3	$20.2
Scaleable Infrastructure	13.0	6.1
Line Extensions	5.1	8.1
Upgrade/Rebuild	5.9	4.6
Support Capital	8.7	19.0

Total	$49.0	$58.0

Newspaper Publishing Division. Newspaper publishing division revenue totaled $168.8 million for the second quarter of 2009, a decrease of 14% from $197.3 million in the second quarter of 2008; division revenue decreased 18% to $329.7 million for the first six months of 2009, from $403.4 million for the first six months of 2008. Print advertising revenue at The Post in the second quarter of 2009 declined 20% to $80.0 million, from $99.8 million in the second quarter of 2008, and decreased 27% to $154.3 million for the first six months of 2009, from $211.4 million in the same period of 2008. The print revenue decline in the second quarter of 2009 is due to large decreases in classified, zones and general advertising; the decline in the first half of 2009 includes similar decreases. Revenue generated by the Company’s newspaper online publishing activities, primarily washingtonpost.com, declined 9% to $23.5 million for the second quarter of 2009, versus $25.9 million for the second quarter of 2008; newspaper online revenues declined 9% to $45.6 million in the first six months of 2009, versus $49.8 million for the first six months of 2008. Display online advertising revenue grew 2% for the second quarter and first six months of 2009. Online classified advertising revenue on washingtonpost.com declined 29% and 26% for the second quarter and first six months of 2009, respectively.

For the first six months of 2009, Post daily and Sunday circulation declined 1.5% and 2.6%, respectively, compared to the same periods of the prior year. For the six months ended June 28, 2009, average daily circulation at The Post totaled 622,700 and average Sunday circulation totaled 858,100.

As previously announced, the Company offered a Voluntary Retirement Incentive Program to certain employees of The Washington Post newspaper in the first quarter of 2009. A total of 220 employees accepted the offer, and early retirement program expense of $56.8 million was recorded in the second quarter of 2009, which will be funded primarily from the assets of the Company’s pension plans. The Company estimates future annual salary and employee benefits savings of approximately $20.0 million in connection with this early retirement program. In the first quarter of 2008, a Voluntary Retirement Incentive Program was also offered, with 231 employees accepting the offer; $79.8 million in early retirement program expense was recorded in the second quarter of 2008, also funded primarily from the assets of the Company’s pension plans.

The Post closed its College Park, MD, printing plant in July 2009 and has consolidated its printing operations in Springfield, VA. The Post also intends to consolidate certain other operations in Washington, DC. In connection with these activities, accelerated depreciation of $14.3 million and $27.7 million was recorded in the second quarter and first six months of 2009, respectively; accelerated depreciation of $1.2 million was recorded in the second quarter of 2008. The Company estimates that additional accelerated depreciation of $4.5 million will be recorded for the rest of 2009. Also, the Company may incur a loss on an office lease, depending on the results of the efforts to sublease the space.

The newspaper division reported an operating loss of $89.3 million in the second quarter of 2009, compared to an operating loss of $96.7 million in the second quarter of 2008. For the first six months of 2009, the newspaper division reported an operating loss of $143.1 million, compared to an operating loss of $95.5 million for the first six months of 2008. Excluding early retirement program charges and accelerated depreciation, operating results declined in the second quarter and first six months of 2009 due to the significant decline in division advertising revenue and increased bad debt expense, offset by expense reductions. Newsprint expense was down 19% and 9% for the second quarter and first six months of 2009, respectively, due to a decline in newsprint consumption and recent newsprint price declines.

Television Broadcasting Division. Revenue for the television broadcasting division decreased 20% in the second quarter of 2009 to $66.7 million, from $82.8 million in 2008; operating income for the second quarter of 2009 declined 52% to $14.3 million, from $29.7 million in 2008. For the first six months of 2009, revenue decreased 20% to $127.8 million, from $160.5 million in 2008; operating income for the first six months of 2009 declined 53% to $26.4 million, from $56.3 million in 2008. The decrease in revenue and operating income is due to weaker advertising demand in all markets and most product categories, particularly automotive; political advertising revenue also declined by $0.4 million and $3.2 million for the second quarter and first six months of 2009, respectively.

Magazine Publishing Division. Revenue for the magazine publishing division totaled $45.5 million in the second quarter of 2009, a 27% decrease from $62.7 million in the second quarter of 2008; division revenue totaled $91.6 million in the first six months of 2009, a 21% decrease from $116.1 million in the first six months of 2008. The decline is due to a 40% and 32% reduction in advertising revenue at Newsweek for the second quarter and first six months of 2009, respectively, resulting from fewer ad pages at both the domestic and international editions. In February 2009, Newsweek announced a circulation rate base reduction at its domestic edition, from 2.6 million to 1.5 million, by January 2010.

As previously announced, Newsweek offered a Voluntary Retirement Incentive Program to certain employees in November 2008 and 44 employees accepted the offer in the first quarter of 2009; early retirement program expense of $6.6 million was recorded in the first quarter of 2009, which is being funded primarily from the assets of the Company’s pension plans. In the first quarter of 2008, Newsweek also offered a Voluntary Retirement Incentive Program to certain employees and 117 employees accepted the offer. The early retirement program expense in 2008 totaled $29.2 million, which is being funded mostly from the assets of the Company’s pension plans. Of this amount, $24.6 million was recorded in the first quarter of 2008 and $4.6 million was recorded in the second quarter of 2008.

The division had an operating loss of $5.0 million in the second quarter of 2009, compared to an operating loss of $3.7 million in the second quarter of 2008; the division had an operating loss of $25.4 million for the first six months of 2009, compared to an operating loss of $36.0 million for the first six months of 2008. Excluding early retirement program expense, the division’s operating loss increased in the second quarter and first six months of 2009 due to the revenue reductions discussed above, offset by a decline in subscription and editorial expenses at the domestic edition of Newsweek.

Other Businesses and Corporate Office. Other businesses and corporate office included the expenses of the Company’s corporate office and the operating results of Avenue100 Media Solutions (formerly CourseAdvisor). In the second quarter of 2008, the corporate office recorded $3.0 million in early retirement program expense.

Equity in (Losses) Earnings of Affiliates. The Company’s equity in losses of affiliates for the second quarter of 2009 was $0.2 million, compared to losses of $5.7 million for the second quarter of 2008. For the first six months of 2009, the Company’s equity in losses of affiliates totaled $1.0 million, compared to losses of $8.9 million for the same period of 2008. Results for the second quarter of 2008 included $6.8 million in impairment charges at two of the Company’s affiliates.

The Company holds a 49% interest in Bowater Mersey Paper Company and interests in several other affiliates. AbitibiBowater is the majority owner of Bowater Mersey Paper Company. In April 2009, AbitibiBowater and certain of its U.S. and Canadian subsidiaries filed voluntary petitions in the United States under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) and under the Companies’ Creditors Arrangement Act (“CCAA”) in Canada.

Other Non-Operating Income (Expense). The Company recorded other non-operating income, net, of $19.7 million for the second quarter of 2009, compared to other non-operating income, net, of $2.9 million for the second quarter of 2008. The second quarter 2009 non-operating income, net, included $19.8 million in unrealized foreign currency gains. The second quarter 2008 non-operating income, net, included $2.9 million in unrealized foreign currency gains.

The Company recorded other non-operating income, net, of $15.7 million for the first six months of 2009, compared to other non-operating income, net, of $7.0 million for the same period of the prior year. The 2009 non-operating income, net, included $18.4 million in unrealized foreign currency gains, offset by $2.9 million in impairment write-downs on cost method investments and other items. The 2008 non-operating income, net, included $7.3 million in unrealized foreign currency gains.

As noted above, a large part of the Company’s non-operating income (expense) is from unrealized foreign currency gains arising from the translation of British pound and Australian dollar-denominated intercompany loans into U.S. dollars. The unrealized foreign currency gains in the first half of 2009 and 2008 were the result of a weakening of the U.S. dollar against the British pound and the Australian dollar in the first half of 2009 and 2008, versus the exchange rates in effect at the end of 2008 and 2007.

A summary of non-operating income (expense) for the twenty-six weeks ended June 28, 2009 and June 29, 2008, is as follows (in millions):

	2009	2008
Foreign currency gains, net	$18.4	$7.3
Impairment write-downs on investments	(2.9)	—
Other, net	0.2	(0.3)

Total	$15.7	$7.0

Net Interest Expense. The Company incurred net interest expense of $7.2 million and $14.3 million for the second quarter and first six months of 2009, respectively, compared to $4.8 million and $9.3 million for the same periods of 2008. The increases are due to a decline in interest income, as well as higher average interest rates in the first half of 2009 versus the same period of the prior year. At June 28, 2009, the Company had $399.1 million in borrowings outstanding at an average interest rate of 7.2%.

(Provision) Benefit for Income Taxes. The effective tax rate for the second quarter and first six months of 2009 was 38.4% and 37.8%, respectively, compared to 39.5% for the first six months of 2008.

Earnings (Losses) Per Share. The calculation of diluted earnings per share for the second quarter and first six months of 2009 was based on 9,400,420 and 9,339,445 weighted average shares outstanding, respectively, compared to 9,480,073 and 9,507,927, respectively, for the second quarter and first six months of 2008. In the first quarter of 2009, the Company repurchased 3,359 shares of its Class B common stock at a cost of $1.4 million from recipients of vested awards of restricted shares at market price.

Financial Condition: Capital Resources and Liquidity

Acquisitions and Dispositions. The Company made one small acquisition in the second quarter of 2009 and did not make any acquisitions during the first quarter of 2009.

In connection with a 2007 acquisition, additional purchase consideration of approximately $3.2 million was contingent on the achievement of certain future operating results: such amounts were not included in the Company’s purchase accounting as of December 30, 2007. In the second quarter of 2009, the Company recorded $3.2 million of additional purchase consideration in connection with the achievement of certain operating results by the acquired company and allocated the additional purchase consideration to goodwill.

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

Capital expenditures. During the first six months of 2009, the Company’s capital expenditures totaled $132.1 million. The Company estimates that its capital expenditures will be in the range of $280 million to $305 million in 2009.

Liquidity. The Company’s borrowings have decreased by $154.7 million, to $399.1 million at June 28, 2009, as compared to borrowings of $553.8 million at December 28, 2008. At June 28, 2009, the Company has $349.3 million in cash and cash equivalents, compared to $390.5 million at December 28, 2008. The Company had money market investments of $127.1 million and $15.7 million that are classified as “Cash and cash equivalents” in the Company’s Consolidated Balance Sheets as of June 28, 2009 and December 28, 2008, respectively.

At June 28, 2009, the Company had $399.1 million in total debt outstanding, which comprised $396.0 of 7.25% unsecured notes due February 1, 2019 and $3.1 million in other debt.

In January 2009, the Company issued $400 million in unsecured ten-year fixed-rate notes due February 1, 2019 (“the Notes”). The Notes have a coupon rate of 7.25 percent per annum, payable semi-annually on February 1 and August 1, beginning August 1, 2009. The Company used the net proceeds from the sale of the Notes and other cash to repay $400 million of 5.5 percent notes that matured on February 15, 2009. Under the terms of the Notes, unless the Company has exercised its right to redeem the Notes, the Company is required to offer to repurchase the Notes in cash at 101% of the principal amount, plus accrued and unpaid interest, upon the occurrence of both a Change of Control and Below Investment Grade Rating Events as described in the Prospectus Supplement of January 27, 2009.

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

The Company’s credit ratings were affirmed by the rating agencies in October 2008 with a change in ratings outlook from stable to negative. In May 2009, Standard & Poor’s placed the Company’s “A+” long-term corporate credit and senior unsecured ratings, and the Company’s “A-1” short-term commercial paper rating on CreditWatch with negative implications. In June 2009, Standard & Poor’s lowered its long-term rating to “A” from “A+”, affirmed the “A-1” short-term rating, and removed both ratings from CreditWatch. The Company’s rating outlook remains at negative. The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	A1	A
Short-term	Prime-1	A-1

During the second quarter of 2009 and 2008, the Company had average borrowings outstanding of approximately $399.1 million and $457.3 million, respectively, at average annual interest rates of approximately 7.2 percent and 5.1 percent, respectively. During the second quarter of 2009 and 2008, the Company incurred net interest expense of $7.2 million and $4.8 million, respectively.

During the first six months of 2009 and 2008, the Company had average borrowings outstanding of approximately $450.2 million and $475.0 million, respectively, at average annual interest rates of approximately 6.7 percent and 5.1 percent, respectively. During the first six months of 2009 and 2008, the Company incurred net interest expense of $14.3 million and $9.3 million, respectively.

At June 28, 2009 and December 28, 2008, the Company had working capital of $267.4 million and $257.3 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and, to a lesser extent, through commercial paper borrowings. In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2009.

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

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 28, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President–Finance, in a manner that allows timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 28, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

At the Company’s May 14, 2009 Annual Meeting of Stockholders, the stockholders elected each of the nominees named in the Company’s proxy statement dated March 25, 2009 to its Board of Directors. The voting results are set forth below:

Class A Directors

Nominee	Votes For	Votes Withheld	Broker Non-Votes
Lee C. Bollinger	1,291,693	- 0 -	- 0 -
Warren E. Buffett	1,291,693	- 0 -	- 0 -
Barry Diller	1,291,693	- 0 -	- 0 -
Melinda F. Gates	1,291,693	- 0 -	- 0 -
Thomas S. Gayner	1,291,693	- 0 -	- 0 -
Donald E. Graham	1,291,693	- 0 -	- 0 -
Anne M. Mulcahy	1,291,693	- 0 -	- 0 -

Class B Directors

Nominee	Votes For	Votes Withheld	Broker Non-Votes
Christopher C. Davis	7,417,270	47,409	- 0 -
John L. Dotson Jr.	7,406,767	57,912	- 0 -
Ronald L. Olson	5,287,408	2,177,271	- 0 -

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

	Votes For	Votes Against	Abstain	Broker Non-Votes
Class A Stock	1,291,693	- 0 -	- 0 -	- 0 -
Class B Stock	6,616,053	131,949	80,259	636,418

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.3	By-Laws of the Company as amended and restated through November 8, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 14, 2007).

4.1	Second Supplemental Indenture dated January 30, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor to The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 30, 2009).

4.2	Five Year Credit Agreement dated as of August 8, 2006, among the Company, Citibank, N.A., JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, SunTrust Bank, The Bank of New York, PNC Bank, National Association, Bank of America, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006).

10.1	The Washington Post Company Incentive Compensation Plan as amended on May 14, 2009.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY
(Registrant)

Date: August 4, 2009	/s/ Donald E. Graham
Donald E. Graham, Chairman & Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2009	/s/ Hal S. Jones
Hal S. Jones,
Senior Vice President-Finance (Principal Financial Officer)