Form 10-Q
period 2009-09-27
WASHINGTON POST CO
filed 2009-11-06
CIK 104889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 27, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

Shares outstanding at November 2, 2009:

Class A Common Stock	1,291,693 Shares
Class B Common Stock	8,108,303 Shares

THE WASHINGTON POST COMPANY

Index to Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	a.	Condensed Consolidated Statements of Income (Unaudited) for the Thirteen and Thirty-Nine Weeks Ended September 27, 2009 and September 28, 2008	3

	b.	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Thirteen and Thirty-Nine Weeks Ended September 27, 2009 and September 28, 2008	4

	c.	Condensed Consolidated Balance Sheets at September 27, 2009 (Unaudited) and December 28, 2008	5

	d.	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Thirty-Nine Weeks Ended September 27, 2009 and September 28, 2008	6

	e.	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition		22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk		33

Item 4.	Controls and Procedures		34

PART II.	OTHER INFORMATION

Item 6.	Exhibits		35

Signature			36

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Washington Post Company

Condensed Consolidated Statements of Income

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands, except per share amounts)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Operating revenues
Education	$684,516	$602,739	$1,927,369	$1,722,459
Advertising	195,320	261,475	604,123	797,900
Circulation and subscriber	232,440	226,186	695,574	669,008
Other	36,435	38,258	104,233	108,648

	1,148,711	1,128,658	3,331,299	3,298,015

Operating costs and expenses
Operating	491,457	516,115	1,500,488	1,515,253
Selling, general and administrative	493,773	434,150	1,505,359	1,399,853
Depreciation of property, plant and equipment	70,094	73,524	231,651	195,463
Amortization of intangible assets	6,767	4,912	20,606	15,804
Impairment of goodwill and other long-lived assets	25,387	59,690	25,387	59,690

	1,087,478	1,088,391	3,283,491	3,186,063

Income from operations	61,233	40,267	47,808	111,952

Other income (expense)
Equity in losses of affiliates	(27,192)	(609)	(28,160)	(9,505)
Interest income	555	1,173	1,838	4,555
Interest expense	(7,533)	(6,882)	(23,114)	(19,514)
Other income (expense), net	103	(21,083)	15,779	(14,052)

Income before income taxes	27,166	12,866	14,151	73,436
Provision for income taxes	10,100	2,500	5,200	26,400

Net income	17,066	10,366	8,951	47,036
Net loss (income) attributable to noncontrolling interests	214	(37)	2,108	(141)

Net income attributable to The Washington Post Company	17,280	10,329	11,059	46,895
Redeemable preferred stock dividends	(230)	(236)	(928)	(946)

Net income available for common shares	$17,050	$10,093	$10,131	$45,949

Basic earnings per common share	$1.81	$1.08	$1.08	$4.87

Diluted earnings per common share	$1.81	$1.08	$1.08	$4.86

Dividends declared per common share	$2.15	$2.15	$8.60	$8.60

Basic average number of common shares outstanding	9,340	9,334	9,340	9,433

Diluted average number of common shares outstanding	9,401	9,358	9,400	9,458

The Washington Post Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Net income	$17,066	$10,366	$8,951	$47,036

Other comprehensive income
Foreign currency translation adjustment	11,903	(25,492)	31,020	(11,549)
Change in unrealized gain on available-for-sale securities	41,721	80,620	40,141	29,921
Pension and other postretirement plan adjustments	(54)	(926)	(149)	(4,696)

	53,570	54,202	71,012	13,676
Income tax expense related to other comprehensive income	(18,227)	(30,982)	(18,188)	(8,468)

	35,343	23,220	52,824	5,208

Comprehensive income	52,409	33,586	61,775	52,244

Comprehensive loss (income) attributable to the noncontrolling interest	219	(37)	2,108	(141)

Total comprehensive income attributable to The Washington Post Company	$52,628	$33,549	$63,883	$52,103

The Washington Post Company

Condensed Consolidated Balance Sheets

(In thousands)	September 27, 2009	December 28, 2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$500,635	$390,509
Investments in marketable equity securities and other investments	403,143	357,337
Accounts receivable, net	415,516	479,361
Deferred income taxes	—	10,967
Inventories	25,060	40,213
Other current assets	66,979	73,153

Total current assets	1,411,333	1,351,540
Property, plant and equipment
Buildings	378,879	349,785
Machinery, equipment and fixtures	2,391,294	2,337,149
Leasehold improvements	271,855	256,866

	3,042,028	2,943,800
Less accumulated depreciation	(1,929,558)	(1,805,619)

	1,112,470	1,138,181
Land	49,381	49,859
Construction in progress	74,609	114,294

Total property, plant and equipment	1,236,460	1,302,334
Investments in affiliates	55,261	76,437
Goodwill, net	1,415,314	1,390,157
Indefinite-lived intangible assets, net	531,318	531,323
Amortized intangible assets, net	76,635	94,260
Prepaid pension cost	290,021	346,325
Deferred charges and other assets	56,133	66,058

	$5,072,475	$5,158,434

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$546,327	$544,920
Income taxes payable	278	7,499
Deferred income taxes	9,208	—
Deferred revenue	467,891	388,007
Dividends declared	20,440	—
Short-term borrowings	3,062	153,822

Total current liabilities	1,047,206	1,094,248
Postretirement benefits other than pensions	73,247	70,992
Accrued compensation and related benefits	242,229	242,508
Other liabilities	102,990	102,713
Deferred income taxes	338,103	360,359
Long-term debt	396,157	400,003

Total liabilities	2,199,932	2,270,823
Redeemable noncontrolling interest	6,902	17,360
Redeemable preferred stock	11,526	11,826
Preferred stock	—	—
Common shareholders’ equity
Common stock	20,000	20,000
Capital in excess of par value	241,368	232,201
Retained earnings	4,242,592	4,313,287
Accumulated other comprehensive income (loss)
Cumulative foreign currency translation adjustment	24,859	(3,412)
Unrealized gain on available-for-sale securities	96,730	72,646
Unrealized loss on pension and other postretirement plans	(79,445)	(79,914)
Cost of Class B common stock held in treasury	(1,692,467)	(1,697,268)

Total The Washington Post Company common shareholders’ equity	2,853,637	2,857,540

Noncontrolling interest	478	885

Total equity	2,854,115	2,858,425

	$5,072,475	$5,158,434

The Washington Post Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Thirty-Nine Weeks Ended
(In thousands)	September 27, 2009	September 28, 2008
Cash flows from operating activities:
Net income	$8,951	$47,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	231,651	195,463
Amortization of intangible assets Goodwill and other long-lived asset impairment charges	20,606 25,387	15,804 59,690
Net pension benefit	(5,206)	(19,624)
Early retirement program expense	64,541	112,001
Foreign exchange (gain) loss	(18,429)	13,364
Equity in losses of affiliates, including impairment charges, net of distributions	28,160	9,694
Benefit for deferred income taxes	(22,253)	(30,292)
Net loss on sale or write-down of property, plant and equipment	16,890	1,037
Change in assets and liabilities:
Decrease in accounts receivable, net	72,552	1,162
Decrease (increase) in inventories	15,154	(13,734)
Decrease in accounts payable and accrued liabilities	(15,604)	(5,568)
Increase (decrease) in Kaplan stock compensation liability	5,155	(29,326)
Increase in deferred revenue	64,674	56,148
Decrease in income taxes payable	(7,288)	(18,221)
Increase in other assets and other liabilities, net	16,924	14,453
Other	1,772	2,650

Net cash provided by operating activities	503,637	411,737

Cash flows from investing activities:
Purchases of property, plant and equipment	(183,036)	(202,959)
Investments in marketable equity securities and other investments	(11,105)	(76,755)
Investments in certain businesses, net of cash acquired	(8,134)	(65,599)
Return of escrow funds from acquisition	4,667	—
Return of investment in affiliates	4,321	—
Other	4,193	(1,852)

Net cash used in investing activities	(189,094)	(347,165)

Cash flows from financing activities:
Principal payments on debt	(400,787)	(1,363)
Issuance of notes, net	395,329	—
Dividends paid	(61,332)	(61,788)
Common shares repurchased	(1,371)	(98,960)
(Repayments) issuance of commercial paper, net	(149,983)	20,197
Other	6,460	6,621

Net cash used in financing activities	(211,684)	(135,293)

Effect of currency exchange rate change	7,267	(2,813)

Net increase (decrease) in cash and cash equivalents	110,126	(73,534)

Beginning cash and cash equivalents	390,509	321,466

Ending cash and cash equivalents	$500,635	$247,932

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

Financial Periods – The Company generally reports on a thirteen week fiscal quarter ending on the Sunday nearest the calendar quarter-end. The fiscal quarters for 2009 and 2008 ended on September 27, 2009, June 28, 2009, March 29, 2009, September 28, 2008, June 29, 2008 and March 30, 2008, respectively. With the exception of the newspaper publishing operations and the corporate office, subsidiaries of the Company report on a calendar-quarter basis.

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the thirteen and thirty-nine weeks ended September 27, 2009 and September 28, 2008 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, as adjusted for the adoption of the new accounting standard relating to the accounting, reporting and disclosure of noncontrolling interests in consolidated financial statements, but does not include all disclosures required by GAAP.

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

Recently Adopted and Issued Accounting Pronouncements – In June 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Updates (“ASU”) which establishes the FASB Accounting Standards Codification (“the Codification”) as

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

the official single source of authoritative GAAP. The Codification superseded all existing accounting standards. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification. Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue ASU which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification does not change GAAP, but it changes the way GAAP is organized and presented. The Codification is effective for interim and annual periods ending after September 15, 2009. The impact of the Codification on the Company’s condensed consolidated financial statements is limited to disclosures.

In September 2006, the FASB issued new guidance which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The guidance was effective for the Company at the beginning of fiscal year 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the Company’s consolidated financial statements on a recurring basis (at least annually). The adoption of these provisions did not have any impact on the Company’s condensed consolidated financial statements, as the Company’s existing fair value measurements were consistent with the new guidance. The FASB deferred the effective date of the fair value guidance for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis to fiscal years beginning after November 15, 2008. The implementation of the fair value guidance for nonfinancial assets and nonfinancial liabilities at the beginning of the Company’s 2009 fiscal year did not have a material impact on the Company’s condensed consolidated financial statements. See Note 10 for additional disclosures about fair value measurements.

In April 2009, the FASB issued additional fair value guidance which provides factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. This guidance is effective for interim and annual periods ending after June 15, 2009. The implementation of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2009, the FASB issued new fair value guidance which clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The guidance is effective for the Company from the beginning of the fourth quarter of 2009. The Company is in the process of evaluating the impact of this new guidance on its condensed consolidated financial statements.

In December 2007, the FASB issued new guidance for business combinations that requires that the acquisition method of accounting be applied to all business combinations, which significantly changes the accounting for certain aspects of business combinations. Under this guidance, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The guidance changes the accounting treatment for certain specific acquisition-related items, including (1) expensing acquisition-related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. The guidance also includes a substantial number of new disclosure requirements. The guidance also amends GAAP for income taxes such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of the new guidance would also apply the provisions included in the guidance. The guidance did not have any impact on the Company’s condensed consolidated financial statements upon adoption at the beginning of fiscal year 2009. The Company expects the guidance to have an impact on its accounting for future business combinations,

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

but the effect is dependent upon the acquisitions that are made in the future. Also, since the Company has acquired deferred tax assets for which valuation allowances were recorded at the acquisition date, the new standard could affect the results of operations if changes in the valuation allowances occur in the future.

In April 2009, the FASB issued guidance that amends and clarifies GAAP for business combinations to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is subsequent to the beginning of fiscal year 2009. This guidance did not have any impact on the Company’s condensed consolidated financial statements upon adoption. The Company expects the guidance to have an impact on its accounting for future business combinations, but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the FASB issued guidance which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this guidance requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This guidance also requires disclosure, on the face of the consolidated financial statements, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The Company adopted the guidance at the beginning of fiscal year 2009 and reclassified $17.4 million from other liabilities to redeemable noncontrolling interest outside permanent equity and $0.9 million of noncontrolling interest from other liabilities to a separate component of shareholders equity in our condensed consolidated balance sheet as of December 28, 2008. Previously the Company presented minority interest in “Other income (expense)” in the condensed consolidated statements of income. The condensed consolidated statements of income for the thirteen and thirty-nine weeks ended September 28, 2008 were adjusted to reflect 100% of the results of subsidiaries not wholly-owned. The “net income” was subsequently adjusted to remove the noncontrolling interest of $37,000 and $141,000 to arrive at “Net income attributable to The Washington Post Company” for the thirteen and thirty-nine weeks ended September 28, 2008, respectively.

In June 2008, the FASB issued new guidance for the calculation of earnings per share. The guidance clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method. The Company adopted this guidance at the beginning of fiscal year 2009 and applied its provisions retrospectively to all earnings per share data presented in the Company’s condensed consolidated financial statements. The implementation of this guidance did not have a material impact on the earnings per share data of the Company.

In December 2008, the FASB issued new guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements under this guidance include expanded disclosures about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. This new guidance is effective for fiscal years ending after December 15, 2009 and does not require comparative information for earlier periods presented. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

In May 2009, the FASB issued new guidance that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The new guidance is effective prospectively for interim and annual periods ending after June 15, 2009.

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The implementation of this guidance had no impact on the condensed consolidated financial statements as the Company already followed a similar approach prior to the implementation of this guidance. The Company has evaluated subsequent events through November 5, 2009.

In October 2009, the FASB issued new guidance which modifies the fair value requirement of multiple element revenue arrangements. The new guidance allows the use of the “best estimate of selling price” in addition to vendor-specific objective evidence (“VSOE”) and third-party evidence (“TPE”) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. The guidance requires expanded qualitative and quantitative disclosures and is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

Note 2: Investments

Investments in marketable equity securities at September 27, 2009 and December 28, 2008 consist of the following (in thousands):

	September 27, 2009	December 28, 2008
Total cost	$223,064	$212,242
Gross unrealized gains	161,218	121,077

Total fair value	$384,282	$333,319

In the first quarter of 2009, the Company invested $10.8 million in the Class B common stock of Berkshire Hathaway Inc. In the first quarter of 2008, the Company invested $65.8 million in the common stock of a publicly traded education company.

In the third quarter of 2009, the Company recorded $29.0 million in impairment charges at two of the Company’s affiliate investments. The loss primarily relates to an impairment charge recorded on the Company’s interest in Bowater Mersey Paper Company, as a result of the challenging economic environment for newsprint producers. In the second quarter of 2008, the Company recorded $6.8 million in impairment charges at two of the Company’s affiliates.

Note 3: Acquisitions and Dispositions

In the first nine months of 2009, the Company completed business acquisitions totaling approximately $8.1 million. This included the acquisition of a company at the Kaplan International division in the third quarter of 2009, as well as a small acquisition by the Company in the second quarter of 2009. This also included $3.2 million of additional purchase consideration recorded to goodwill in the second quarter of 2009, in connection with the achievement of certain operating results by a company acquired by Kaplan in 2007. The purchase consideration was contingent on the achievement of certain future operating results and therefore was not included in the Company’s purchase accounting as of December 30, 2007. The Company did not make any acquisitions during the first quarter of 2009.

In the third quarter of 2008, Kaplan acquired a business in their professional division (now included in Kaplan International). Also in the third quarter of 2008, additional purchase consideration was recorded in connection with the achievement of certain operating results by a company acquired in 2007. The combined acquisition value of these activities was $10.8 million. In the second quarter of 2008, Kaplan acquired two businesses in their professional and test preparation divisions totaling $14.8 million (now included in Kaplan Ventures and Kaplan International). In the

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

first quarter of 2008, Kaplan acquired two businesses in their professional and test preparation divisions totaling $31.4 million (now included in Kaplan International and Test Prep). Also in the first quarter of 2008, the cable division acquired subscribers in the Winona, Mississippi area for $15.6 million.

In 2007, Kaplan purchased a 40% interest in Shanghai Kai Bo Education Management Investment Co., Ltd. (“Kaplan China”), a provider of education in China that offers preparation courses for entry to U.K. universities, along with degree and professional training programs at campuses throughout China. In the first quarter of 2008, Kaplan exercised an option to increase its investment in Kaplan China to a majority interest and the transaction was completed in November 2008. Kaplan China’s results from the transaction date forward have been included in the Company’s consolidated financial statements as part of the Kaplan International division.

Note 4: Goodwill and Other Intangible Assets

The education division reorganized its operations in the third quarter of 2009 into the following four operating segments for the purpose of making operating decisions and assessing performance: Higher Education, Test Prep, Kaplan International and Kaplan Ventures (see note 10). The reorganization changed the composition of the reporting units within the education division, and resulted in the reassignment of the assets and liabilities to the reporting units affected. The goodwill was allocated to the affected reporting units using the relative fair value approach. As a result of the reassignment and allocation, the Company performed an interim review of the carrying value of goodwill at the education division for possible impairment on both a pre and post-reorganization basis. No impairment of goodwill was indicated at the pre-reorganization reporting units. On a post-reorganization basis, the Company failed the step one goodwill impairment test at two reporting units (Kaplan EduNeering and Kaplan Compliance Solutions) within the Kaplan Ventures operating segment and performed a step two analysis. The Company recorded a goodwill and other long-lived asset impairment charge of $25.4 million related to these two reporting units. The fair value of Kaplan EduNeering was determined utilizing a discounted cash flow model; the fair value of Kaplan Compliance Solutions was determined using a cost approach.

The changes in the carrying amount of goodwill, by segment, for the thirty-nine weeks ended September 27, 2009 were as follows:

(in thousands)	Education	Cable Television	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Other Businesses and Corporate	Total
Balance as of December 28,2008:
Goodwill	1,022,671	85,488	81,186	203,165	25,015	99,189	1,516,714
Accumulated impairment losses	—	—	(65,772)	—	—	(60,785)	(126,557)

	1,022,671	85,488	15,414	203,165	25,015	38,404	1,390,157
Acquisitions	7,078	—	—	—	—	(935)	6,143
Impairment	(15,529)	—	—	—	—	—	(15,529)
Foreign currency exchange rate changes and other	35,455	—	—	—	—	(912)	34,543

Balance as of September 27, 2009
Goodwill	1,065,204	85,488	81,186	203,165	25,015	97,342	1,557,400
Accumulated impairment losses	(15,529)	—	(65,772)	—	—	(60,785)	(142,086)

	1,049,675	85,488	15,414	203,165	25,015	36,557	1,415,314

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The changes in carrying amount of goodwill at the Company’s education division for the thirty-nine weeks ended September 27, 2009 were as follows:

(in thousands)	Higher Education	Test Prep	Professional	International	Ventures	Kaplan Corporate and Other	Total
Balance as of December 28, 2008:
Goodwill	343,332	185,876	493,463	—	—	—	1,022,671
Accumulated impairment losses	—	—	—	—	—	—	—

	343,332	185,876	493,463	—	—	—	1,022,671
Acquisitions	28	(227)	3,212	—	—	—	3,013
Foreign currency exchange rate changes and other	916	(894)	28,412	—	—	—	28,434

Balance as of July 1, 2009	344,276	184,755	525,087	—	—	—	1,054,118
Reallocation (Note 10)	(9,050)	44,508	(525,087)	422,245	67,384	—	—
Acquisitions	—	—	—	4,065	—	—	4,065
Impairment	—	—	—	—	(15,529)	—	(15,529)
Foreign currency exchange rate changes and other	—	242	—	5,001	1,778	—	7,021

Balance as of September 27, 2009
Goodwill	335,226	229,505	—	431,311	69,162	—	1,065,204
Accumulated impairment losses	—	—	—	—	(15,529)	—	(15,529)

	335,226	229,505	—	431,311	53,633	—	1,049,675

Other intangible assets consists of the following:

	As of September 27, 2009			As of December 28, 2008
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Non-compete agreements	$44,107	$22,023	$22,084	$48,160	$17,958	$30,202
Student and customer relationships	66,643	33,182	33,461	70,926	31,922	39,004
Databases and technology	10,100	2,002	8,098	15,425	5,324	10,101
Trade names and trademarks	21,658	10,686	10,972	20,190	7,164	13,026
Other	7,690	5,670	2,020	7,027	5,100	1,927

	$150,198	$73,563	$76,635	$161,728	$67,468	$94,260

Indefinite-lived intangible assets:
Franchise agreements	$496,047			$495,570
Wireless licenses	22,150			22,150
Licensure and accreditation	7,862			8,362
Other	5,259			5,241

	$531,318			$531,323

The Company amortizes the recorded values of its amortized intangible assets over their estimated useful lives. Amortization of intangible assets for the thirty-nine weeks ended September 27, 2009 and September 28, 2008 was $20.6 million and $15.8 million, respectively. Amortization of these intangible assets is estimated to be approximately $4.5 million for the remainder of 2009, approximately $20.9 million in each of 2010 and 2011, and approximately $8.9 million in each of 2012 and 2013.

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 5: Borrowings

Debt consists of the following (in millions):

	September 27, 2009	December 28, 2008
Commercial paper borrowings	$—	$150.0
7.25 percent unsecured notes due February 1, 2019	396.1	—
5.5 percent unsecured notes due February 15, 2009	—	399.9
Other indebtedness	3.2	3.9

Total	399.3	553.8
Less current portion	(3.1)	(153.8)

Total long-term debt	$396.2	$400.0

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

The Company’s other indebtedness at September 27, 2009 and December 28, 2008 is at interest rates of 5% to 6% and matures during 2009.

During the third quarter of 2009 and 2008, the Company had average borrowings outstanding of approximately $399.2 million and $525.3 million, respectively, at average annual interest rates of approximately 7.2 percent and 4.7 percent, respectively. During the third quarter of 2009 and 2008, the Company incurred net interest expense of $7.0 million and $5.7 million, respectively.

During the first nine months of 2009 and 2008, the Company had average borrowings outstanding of approximately $434.9 million and $492.7 million, respectively, at average annual interest rates of approximately 6.8 percent and 4.9 percent, respectively. During the first nine months of 2009 and 2008, the Company incurred net interest expense of $21.3 million and $15.0 million, respectively.

At September 27, 2009, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $431.4 million, compared with the carrying amount of $396.1 million. At December 28, 2008, the fair value of the Company’s 5.5% unsecured notes, based on quoted market prices, totaled $397.8 million, compared with the carrying amount of $399.9 million. The carrying value of the Company’s other unsecured debt at September 27, 2009 approximates fair value.

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 6: Earnings Per Share

The Company’s earnings per share (basic and diluted) for the third quarter and first nine months of 2009 and 2008, are presented below (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net income available for common shares	$17,050	$10,093	$10,131	$45,949

Weighted-average shares outstanding – basic	9,340	9,334	9,340	9,433

Effect of dilutive shares:
Stock options and restricted stock	61	24	60	25

Weighted-average shares outstanding – diluted	9,401	9,358	9,400	9,458

Basic earnings per common share	$1.81	$1.08	$1.08	$4.87

Diluted earnings per common share	$1.81	$1.08	$1.08	$4.86

For the first nine months of 2009, there were 9,339,646 weighted average basic and 9,399,501 diluted shares outstanding.

For the third quarter of 2009, there were 9,340,067 weighted average basic and 9,401,010 diluted shares outstanding.

The diluted earnings per share amounts for the third quarter and the first nine months of 2009 exclude the effects of 60,125 and 72,069 stock options outstanding, respectively, as their inclusion would have been antidilutive.

Note 7: Pension and Postretirement Plans

The total (income) cost arising from the Company’s defined benefit pension plans for the third quarter and nine months ended September 27, 2009 and September 28, 2008, consists of the following components (in thousands):

	Pension Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Service cost	$6,713	$6,691	$22,517	$20,452
Interest cost	13,918	15,092	43,077	37,844
Expected return on assets	(24,409)	(27,938)	(73,832)	(76,611)
Amortization of transition asset	(14)	(12)	(29)	(31)
Amortization of prior service cost	1,419	1,245	3,087	3,384
Recognized actuarial gain	67	(1,520)	(26)	(4,662)

Net periodic benefit	(2,306)	(6,442)	(5,206)	(19,624)
Early retirement program expense	1,123	201	64,541	105,076

Total (benefit) cost	$(1,183)	$(6,241)	$59,335	$85,452

	SERP
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Service cost	$334	$296	$1,001	$1,108
Interest cost	1,032	1,263	3,096	2,961
Amortization of prior service cost	111	87	334	310
Recognized actuarial loss	388	1,046	1,164	1,389

Net periodic cost	1,865	2,692	5,595	5,768
Early retirement program expense	—	—	—	7,126

Total cost	$1,865	$2,692	$5,595	$12,894

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

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Incentive Program to certain employees and 117 employees accepted the offer. The early retirement program expense in 2008 totaled $29.2 million, which is being funded mostly from the assets of the Company’s pension plans. Of this amount, $24.6 million was recorded in the first quarter of 2008 and $4.6 million was recorded in the second quarter of 2008.

The Company offered a Voluntary Retirement Incentive Program to certain employees of The Washington Post newspaper in the first quarter of 2009. A total of 221 employees accepted the offer and early retirement program expense of $56.8 million was recorded in the second quarter of 2009, which will be funded primarily from the assets of the Company’s pension plans. In the third quarter of 2009, the Company offered a Voluntary Retirement Incentive Program to certain employees at Robinson Terminal Warehouse Corporation; $1.1 million in early retirement program expense was recorded in the third quarter of 2009, also to be funded from the assets of the Company’s pension plans. In the first quarter of 2008, a Voluntary Retirement Incentive Program was also offered to certain employees of The Washington Post newspaper and the corporate office; 236 employees accepted the offer; $82.8 million in early retirement program expense was recorded in the second quarter of 2008, also funded primarily from the assets of the Company’s pension plans.

The total (income) cost arising from the Company’s postretirement plans for the third quarter and nine months ended September 27, 2009 and September 28, 2008, consists of the following components (in thousands):

	Postretirement Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Service cost	$968	$943	$2,903	$2,828
Interest cost	1,042	1,211	3,126	3,634
Amortization of prior service credit	(1,242)	(1,286)	(3,726)	(3,858)
Recognized actuarial gain	(782)	(371)	(2,346)	(1,114)

Net periodic (benefit) cost	$(14)	$497	$(43)	$1,490
Curtailment gain	—	—	(677)	—

Total (benefit) cost	$(14)	$497	$(720)	$1,490

The Company recorded a curtailment gain of $0.7 million in the first quarter of 2009, due to the elimination of life insurance benefits for new retirees on or after January 1, 2009.

Note 8: Other Non-Operating Income (Expense)

A summary of non-operating income (expense) for the thirteen and thirty-nine weeks ended September 27, 2009 and September 28, 2008, is as follows (in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Foreign currency gains (losses), net	$—	$(20.6)	$18.4	$(13.4)
Impairment write-downs on cost method investments	—	—	(2.9)	—
Other, net	0.1	(0.5)	0.3	(0.7)

Total	$0.1	$(21.1)	$15.8	$(14.1)

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 9: Fair Value Measurements

In accordance with GAAP, a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. GAAP also established a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measure. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 27, 2009 were as follows (in thousands):

		Fair Value Measurements as of September 27, 2009
	Fair Value at September 27, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Marketable equity securities(1)	$384.3	$384.3	$—
Other current investments(2)	18.8	17.2	1.6

Total financial assets	$403.1	$401.5	$1.6

Liabilities:
Deferred compensation plan liabilities(3)	$62.4	$—	$62.4

Total financial liabilities	$62.4	$—	$62.4

(1)	The Company’s investments in marketable equity securities are classified as available-for-sale.
(2)	Other current investments include U.S. Government Securities, corporate bonds, and money market investments held in a trust. In addition, other current investments include time deposits with original maturities greater than 90 days, but less than one year.
(3)	Includes The Washington Post Company Deferred Compensation Plan and supplemental savings plan benefits under The Washington Post Company Supplemental Executive Retirement Plan.

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

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 10: Business Segments

Through its subsidiary Kaplan, Inc., the Company provides educational services for individuals, schools and businesses. The Company also operates principally in four areas of the media business: cable television, newspaper publishing, television broadcasting and magazine publishing.

Kaplan reorganized its operations effective in the third quarter of 2009 into the following four operating segments for the purpose of making operating decisions and assessing performance: Higher Education, Test Prep, Kaplan International, and Kaplan Ventures. Kaplan International was organized primarily from the non-U.S. businesses previously included in the Higher Education, Test Prep and Professional operating segments. Most of the U.S. based businesses previously included in the Professional operating segment were moved into the operations of Test Prep. The Kaplan Ventures operating segment was organized to manage and develop new and more recently acquired businesses. Kaplan’s organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations which include, but are not limited to customers, the nature of products and services, and use of resources. The business segments disclosed in the condensed consolidated financial statements are based on this new organizational structure and information reviewed by the Company’s management to evaluate the business segment results. Segment operating results of the education division for the third quarter and nine months ended September 2008 have been restated to reflect this organizational change. Additionally, the Company includes the comparative results of the education division for each quarter in fiscal years 2009 and 2008 as well as fiscal years 2008 and 2007.

In the third quarter of 2009, Kaplan Higher Education (KHE) modified its method of recognizing revenue ratably over the period of instruction as services are delivered to students from a weekly convention to a daily convention, on a prospective basis. If KHE’s revenue recognition convention had been on a daily convention in prior periods, revenues and operating income in the first quarter of 2009 would have increased by $7.0 million and $6.5 million, respectively, and revenues and operating income in the fourth quarter of 2008 would have decreased by $7.8 million and $7.3 million, respectively. The Company has concluded that the impact of this change was not material to the Company’s financial position or results of operations for 2009, 2008 and 2007 and the related interim periods, based on its consideration of quantitative and qualitative factors.

At the end of March 2009, the Company approved a plan to offer tutoring services, previously provided at Score, in Kaplan test prep centers. The plan was substantially completed by the end of the second quarter of 2009. In conjunction with this plan, 14 existing Score centers were converted into Kaplan test prep centers and the remaining 64 Score centers were closed. The Company recorded $24.9 million in asset write-downs, lease terminations, severance and accelerated depreciation of fixed assets in the first half of 2009. This amount includes a $9.2 million write-down of Score’s software product to its fair value following an impairment review.

In 2007, Kaplan announced restructuring plans at its professional domestic training businesses that involved product changes and decentralization of certain operations, in addition to employee terminations. These businesses are now part of Kaplan’s test prep division. In the fourth quarter of 2008, Kaplan expanded this restructuring to include additional operations. Total restructuring-related expenses of $0.9 million and $8.1 million were recorded in the third quarter and first nine months of 2009, respectively, related to lease termination, accelerated depreciation of fixed assets and severance costs, compared to $0.7 million and $3.9 million in restructuring-related severance costs recorded in the third quarter and first nine months of 2008, respectively.

Accrued restructuring charges of $6.2 million related to Kaplan’s Score and test prep operations are included in current and non-current liabilities in the condensed consolidated balance sheet as of September 27, 2009.

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes financial information related to each of the Company’s business segments:

(in thousands)	Third Quarter Period		Nine Month Period
	2009	2008	2009	2008
Operating revenues
Education	$684,516	$602,739	$1,927,369	$1,722,459
Cable television	189,647	181,840	559,839	535,011
Newspaper publishing	156,281	196,217	485,937	599,593
Television broadcasting	64,599	78,003	192,415	238,507
Magazine publishing	40,167	59,969	131,776	176,043
Other businesses & corporate office	15,314	11,534	39,290	30,134
Intersegment elimination	(1,813)	(1,644)	(5,327)	(3,732)

	$1,148,711	$1,128,658	$3,331,299	$3,298,015

Income (loss) from operations
Education	$45,900	$51,126	$115,169	$145,278
Cable television	40,329	41,625	122,148	116,015
Newspaper publishing	(23,622)	(82,749)	(166,721)	(178,295)
Television broadcasting	15,052	30,108	41,463	86,364
Magazine publishing	(4,314)	9,044	(29,686)	(27,002)
Other businesses & corporate office	(12,112)	(8,887)	(34,565)	(30,408)

	$61,233	$40,267	$47,808	$111,952

Equity in losses of affiliates	(27,192)	(609)	(28,160)	(9,505)
Interest expense, net	(6,978)	(5,709)	(21,276)	(14,959)
Other, net	103	(21,083)	15,779	(14,052)

Income before income taxes	$27,166	$12,866	$14,151	$73,436

Depreciation expense
Education	$19,017	$16,390	$61,099	$49,171
Cable television	30,800	30,524	92,998	92,091
Newspaper publishing	15,352	23,596	64,861	45,481
Television broadcasting	3,528	2,361	9,458	6,831
Magazine publishing	1,197	504	2,672	1,553
Other businesses & corporate office	200	149	563	336

	$70,094	$73,524	$231,651	$195,463

Amortization expense
Education	$5,617	$3,151	$17,247	$10,503
Cable television	79	81	231	236
Newspaper publishing	274	150	736	474
Television broadcasting	–	–	–	–
Magazine publishing	–	–	–	–
Other businesses & corporate office	797	1,530	2,392	4,591

	$6,767	$4,912	$20,606	$15,804

Impairment charges
Education	$25,387	$–	$25,387	$–
Cable television	–	–	–	–
Newspaper publishing	–	59,690	–	59,690
Television broadcasting	–	–	–	–
Magazine publishing	–	–	–	–
Other businesses & corporate office	–	–	–	–

	$25,387	$59,690	$25,387	$59,690

Net pension (expense) credit
Education	$(1,914)	$(1,287)	$(4,152)	$(3,095)
Cable television	(532)	(398)	(1,319)	(1,116)
Newspaper publishing	(5,168)	(3,159)	(71,784)	(84,315)
Television broadcasting	(63)	241	(357)	809
Magazine publishing	9,080	10,860	18,938	4,140
Other businesses & corporate office	(220)	(16)	(661)	(1,875)

	$1,183	$6,241	$(59,335)	$(85,452)

	September 27, 2009	December 28, 2008
Identifiable assets
Education	$1,971,660	$2,080,037
Cable television	1,177,852	1,204,373
Newspaper publishing	199,653	383,849
Television broadcasting	404,538	412,129
Magazine publishing	584,002	547,239
Other businesses & corporate office	295,227	121,051

	$4,632,932	$4,748,678
Investments in marketable equity securities	384,282	333,319
Investments in affiliates	55,261	76,437

Total assets	$5,072,475	$5,158,434

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes quarterly financial information related to the operating segments within the Company’s education division for 2009 and 2008, as reported under Kaplan’s new organizational structure:

(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009 Quarterly Operating Results
Operating revenues
Higher education	$333,535	$376,949	$408,658
Test prep	113,573	119,307	109,525
Kaplan international	117,916	126,061	138,089
Kaplan ventures	31,262	29,176	30,459
Kaplan corporate	375	277	315
Intersegment elimination	(3,131)	(2,447)	(2,530)

	$593,530	$649,323	$684,516

Income (loss) from operations
Higher education	$35,824	$75,373	$88,737
Test prep	(11,939)	(5,253)	4,657
Kaplan international	6,773	12,220	8,311
Kaplan ventures	(1,588)	(3,798)	(7,611)
Kaplan corporate	(17,963)	(20,532)	(48,278)
Intersegment elimination	55	97	84

	$11,162	$58,107	$45,900

Identifiable assets
Higher education	$569,336	$558,396	$582,018
Test prep	342,737	321,760	349,417
Kaplan international	600,796	646,023	703,040
Kaplan ventures	323,000	323,653	302,825
Kaplan corporate	42,172	80,317	34,360
Intersegment elimination	—	—	—

	$1,878,041	$1,930,149	$1,971,660

Depreciation of property, plant and equipment
Higher education	$8,722	$9,290	$9,716
Test prep	6,106	8,179	3,982
Kaplan international	2,502	2,739	3,023
Kaplan ventures	1,205	1,256	1,249
Kaplan corporate	1,146	937	1,047
Intersegment elimination	—	—	—

	$19,681	$22,401	$19,017

Amortization expense	$5,541	$6,089	$5,617
Impairment charges	$—	$—	$25,387
Kaplan stock-based incentive compensation expense	$1,761	$1,697	$1,697

2008 Quarterly Operating Results
Operating revenues
Higher education	$262,659	$272,379	$302,026	$322,998
Test prep	125,967	134,675	129,627	116,843
Kaplan international	125,362	140,145	141,895	137,668
Kaplan ventures	30,784	30,509	31,815	33,134
Kaplan corporate	384	303	371	368
Intersegment elimination	(1,900)	(1,547)	(2,995)	(1,890)

	$543,256	$576,464	$602,739	$609,121

Income (loss) from operations
Higher education	$40,366	$42,656	$45,927	$43,948
Test prep	6,570	16,552	14,095	(2,915)
Kaplan international	6,264	17,430	10,825	25,438
Kaplan ventures	870	74	(2,311)	(2,477)
Kaplan corporate	(7,383)	(29,321)	(17,143)	(2,939)
Intersegment elimination	44	30	(267)	(31)

	$46,731	$47,421	$51,126	$61,024

Identifiable assets
Higher education	$517,538	$513,402	$515,665	$620,717
Test prep	360,032	359,208	351,370	445,647
Kaplan international	633,764	638,818	662,775	607,194
Kaplan ventures	334,497	337,580	337,756	332,361
Kaplan corporate	49,750	46,146	45,248	74,118
Intersegment elimination	—	—	—	—

	$1,895,581	$1,895,154	$1,912,814	$2,080,037

Depreciation of property, plant and equipment
Higher education	$7,357	$7,445	$7,538	$8,297
Test prep	3,975	4,054	4,017	4,381
Kaplan international	2,814	2,749	2,621	3,098
Kaplan ventures	1,213	1,270	1,195	1,229
Kaplan corporate	940	964	1,019	1,153
Intersegment elimination	—	—	—	—

	$16,299	$16,482	$16,390	$18,158

Amortization expense	$2,840	$4,512	$3,151	$4,969
Kaplan stock-based incentive compensation expense	$(6,682)	$13,965	$2,515	$(17,627)

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes financial information related to the operating segments within the Company’s education division for the nine months ended 2009 and 2008, as well as for the fiscal years 2008 and 2007, as reported under Kaplan’s new organizational structure:

(in thousands)	Nine Month Period		Fiscal Year Ended
	2009	2008	2008	2007

Operating revenues
Higher education	$1,119,142	$837,064	$1,160,062	$933,286
Test prep	342,405	390,269	507,112	554,840
Kaplan international	382,066	407,402	545,070	442,200
Kaplan ventures	90,897	93,108	126,242	105,806
Kaplan corporate	967	1,058	1,426	1,261
Intersegment elimination	(8,108)	(6,442)	(8,332)	(6,504)

	$1,927,369	$1,722,459	$2,331,580	$2,030,889

Income (loss) from operations
Higher education	$199,934	$128,949	$172,897	$123,535
Test prep	(12,535)	37,217	34,302	57,987
Kaplan international	27,304	34,519	59,957	54,962
Kaplan ventures	(12,997)	(1,367)	(3,844)	1,596
Kaplan corporate	(86,773)	(53,847)	(56,786)	(88,736)
Intersegment elimination	236	(193)	(224)	(307)

	$115,169	$145,278	$206,302	$149,037

Identifiable assets
Higher education	$582,018	$515,665	$620,717	$628,778
Test prep	349,417	351,370	445,647	336,042
Kaplan international	703,040	662,775	607,194	574,135
Kaplan ventures	302,825	337,756	332,361	338,418
Kaplan corporate	34,360	45,248	74,118	53,152
Intersegment elimination	—	—	—	—

	$1,971,660	$1,912,814	$2,080,037	$1,930,525

Depreciation of property, plant and equipment
Higher education	$27,728	$22,340	$30,637	$27,120
Test prep	18,267	12,046	16,427	16,459
Kaplan international	8,264	8,184	11,282	9,818
Kaplan ventures	3,710	3,678	4,907	4,212
Kaplan corporate	3,130	2,923	4,076	3,377
Intersegment elimination	—	—	—	—

	$61,099	$49,171	$67,329	$60,986

Amortization expense	$17,247	$10,503	$15,472	$14,670

Impairment charges	$25,387	$—	$—	$—

Kaplan stock-based incentive compensation expense	$5,155	$9,798	$(7,829)	$41,294

Capital Expenditures
Higher education			$46,399	$27,457
Test prep			$27,942	$37,541
Kaplan international			14,767	20,068
Kaplan ventures			5,347	4,576
Kaplan corporate			4,836	7,481
Intersegment elimination			—	—

			$99,291	$97,123

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

This analysis should be read in conjunction with the consolidated financial statements and the notes thereto.

Results of Operations

Net income for the third quarter of 2009 was $17.1 million ($1.81 per share), compared to net income of $10.4 million ($1.08 per share) for the third quarter of last year.

Items included in the Company’s results for the third quarter of 2009:

•	$6.1 million in accelerated depreciation at The Washington Post (after-tax impact of $3.8 million, or $0.40 per share);

•	A $25.4 million goodwill and other long-lived assets impairment charge related to Kaplan Ventures (after-tax impact of $18.8 million, or $2.00 per share); and

•	A decline in equity in earnings (losses) of affiliates associated with $29.0 million in impairment charges at two of the Company’s affiliates (after-tax impact of $18.8 million, or $2.00 per share).

Items included in the Company’s results for the third quarter of 2008:

•	A $59.7 million goodwill impairment charge at the Company’s community newspapers and The Herald (after-tax impact of $41.9 million, or $4.48 per share);

•	$12.5 million in accelerated depreciation at The Washington Post (after-tax impact of $7.9 million, or $0.84 per share); and

•	$20.6 million in non-operating unrealized foreign currency losses arising from the strengthening of the U.S. dollar (after-tax impact of $13.0 million, or $1.39 per share).

Revenue for the third quarter of 2009 was $1,148.7 million, up 2% from $1,128.7 million in the third quarter of 2008. The increase is due to revenue growth at the education and cable television divisions. Revenues were down at the Company’s newspaper publishing, magazine publishing and television broadcasting divisions.

Operating income increased in the third quarter of 2009 to $61.2 million, from $40.3 million in the third quarter of 2008. Excluding the operating items discussed above, the education division reported improved results for the quarter, and the newspaper publishing division reported increased losses. The magazine publishing division reported an operating loss for the third quarter, and operating results were down at the television broadcasting division. Cable television division results declined modestly for the third quarter of 2009.

For the first nine months of 2009, net income totaled $9.0 million ($1.08 per share), compared with $47.0 million ($4.86 per share) for the same period of 2008.

Items included in the Company’s results for the first nine months of 2009:

•	$63.4 million in early retirement program expense at The Washington Post and Newsweek (after-tax impact of $39.3 million, or $4.18 per share);

•	$33.0 million in restructuring charges related to Kaplan’s Score and Test Prep operations (after-tax impact of $20.5 million, or $2.18 per share);

•	$33.8 million in accelerated depreciation at The Washington Post (after-tax impact of $21.0 million, or $2.23 per share);

•	A $25.4 million goodwill and other long-lived assets impairment charge related to Kaplan Ventures (after-tax impact of $18.8 million, or $2.00 per share);

•

A decline in equity in earnings (losses) of affiliates associated with $29.0 million in impairment charges at two of the Company’s affiliates (after-tax impact of $18.8 million, or $2.00 per share); and

•	$18.4 million in non-operating unrealized foreign currency gains arising from the weakening of the U.S. dollar (after-tax impact of $11.4 million, or $1.21 per share).

Items included in the Company’s results for the first nine months of 2008:

•	Charges of $112.0 million related to early retirement program expense at The Washington Post newspaper, the corporate office and Newsweek (after-tax impact of $67.8 million, or $7.13 per share);

•	A $59.7 million goodwill impairment charge at the Company’s community newspapers and The Herald (after-tax impact of $41.9 million, or $4.48 per share);

•	$13.7 million in accelerated depreciation at The Washington Post (after-tax impact of $8.6 million, or $0.91 per share);

•	Expenses and charges of $3.9 million in connection with restructuring at certain Test Prep operations (after-tax impact of $2.4 million, or $0.26 per share);

•	A decline in equity in earnings (losses) of affiliates associated with $6.8 million in impairment charges at two of the Company’s affiliates (after-tax impact of $4.1 million, or $0.43 per share); and

•	$13.4 million in non-operating unrealized foreign currency losses arising from the strengthening of the U.S. dollar (after-tax impact of $8.4 million, or $0.89 per share).

Revenue for the first nine months of 2009 was $3,331.3 million, up 1% from $3,298.0 in the first nine months of 2008, due to increased revenues at the Company’s education and cable television divisions, partially offset by revenue declines at the Company’s newspaper publishing, magazine publishing and television broadcasting divisions.

The Company reported operating income of $47.8 million for the first nine months of 2009, compared to operating income of $112.0 million for the first nine months of 2008. Excluding the operating items discussed above, the education division reported improved results for the period, and the newspaper publishing and magazine publishing divisions reported increased losses. Operating results were down at the television broadcasting division, while the cable television division reported improved results for the period.

The Company’s operating income for the third quarter and first nine months of 2009 included $2.3 million and $5.2 million of net pension credits, respectively, compared to $6.4 million and $19.6 million of net pension credits, respectively, for the same periods of 2008, excluding charges related to early retirement programs.

Education Division. Education division revenue totaled $684.5 million for the third quarter of 2009, a 14% increase over revenue of $602.7 million for the same period of 2008. Kaplan reported operating income of $45.9 million for the third quarter of 2009, down 10% from $51.1 million in the third quarter of 2008. Results for the third quarter of 2009 included a goodwill and other long-lived assets impairment charge of $25.4 million related to two businesses at Kaplan Ventures.

For the first nine months of 2009, education division revenue totaled $1,927.4 million, a 12% increase over revenue of $1,722.5 million for the same period of 2008. Kaplan reported operating income of $115.2 million for the first nine months of 2009, down 21% from $145.3 million for the first nine months of 2008.

Kaplan completed a reorganization of its organizational and internal reporting structure during the third quarter of 2009. As a result, the Company has made changes to the composition of its reporting segments. A summary of Kaplan’s operating results reported under this new structure for the third quarter and the first nine months of 2009 compared to 2008 is as follows:

(In thousands)	Third Quarter			YTD
	2009	2008	% Change	2009	2008	% Change

Revenue
Higher education	$408,658	$302,026	35	$1,119,142	$837,064	34
Test prep, excluding Score	109,319	122,109	(10)	333,848	366,287	(9)
Score	206	7,518	(97)	8,557	23,982	(64)
Kaplan international	138,089	141,895	(3)	382,066	407,402	(6)
Kaplan ventures	30,459	31,815	(4)	90,897	93,108	(2)
Kaplan corporate	315	371	(15)	967	1,058	(9)
Intersegment elimination	(2,530)	(2,995)	—	(8,108)	(6,442)	—

	$684,516	$602,739	14	$1,927,369	$1,722,459	12

Operating income(loss)
Higher education	$88,737	$45,927	93	$199,934	$128,949	55
Test prep, excluding Score	5,028	16,363	(69)	24,004	45,051	(47)
Score	(371)	(2,268)	—	(36,539)	(7,834)	—
Kaplan international	8,311	10,825	(23)	27,304	34,519	(21)
Kaplan ventures	(7,611)	(2,311)	—	(12,997)	(1,367)	—
Kaplan corporate	(15,577)	(11,477)	(36)	(38,984)	(33,546)	(16)
Kaplan stock compensation	(1,697)	(2,515)	33	(5,155)	(9,798)	47
Amortization of intangible assets	(5,617)	(3,151)	(78)	(17,247)	(10,503)	(64)
Impairment of goodwill and other long-lived assets	(25,387)	—	—	(25,387)	—	—
Intersegment elimination	84	(267)	—	236	(193)	—

	$45,900	$51,126	(10)	$115,169	$145,278	(21)

Kaplan Higher Education (KHE) includes Kaplan’s domestic post-secondary education businesses, made up of fixed-facility colleges as well as online post-secondary and career programs. Higher education revenue grew 35% for the third quarter of 2009 and 34% for the first nine months of 2009 due mostly to strong enrollment growth. Operating income at KHE improved 93% in the third quarter of 2009, reflecting this strong enrollment growth. Operating income increased 55% for the first nine months of 2009 due to this strong enrollment growth, offset by increased marketing and advertising costs in the first quarter of 2009, including a $21.0 million national media campaign. At September 30, 2009, KHE’s enrollments totaled 103,800, a 28% increase compared to total enrollments of 81,400 at September 30, 2008. Enrollment growth was particularly strong at Kaplan University’s online offerings, which grew at 37% in the first nine months of 2009.

The following table summarizes KHE enrollments at the end of each quarter for 2009, 2008 and 2007. KHE enrollment figures include those of Kaplan University Online and Kaplan Higher Education campuses.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2009 Enrollments	95,600	94,700	103,800
2008 Enrollments	74,200	72,200	81,400	79,800
2007 Enrollments	65,700	61,200	67,000	65,700

Test prep includes Kaplan’s standardized test preparation and tutoring offerings, as well as the professional domestic training business, K12 and other businesses. Test prep revenue, excluding Score and revenue from acquired businesses, declined 11% in the third quarter and 9% in the first nine months of 2009 due to continued revenue declines in the real estate and financial education businesses, declines at the traditional test prep programs and softness in other programs. Test prep operating income, excluding Score, was also down in the third quarter and first nine months of 2009 due to declines at the traditional test prep programs and softness in other programs, offset by improved results at test prep’s professional domestic training businesses due to expense reductions.

At the end of March 2009, the Company approved a plan to offer tutoring services, previously provided at Score, in Kaplan test prep centers. The plan was substantially completed by the end of the second quarter of 2009; 14 existing Score centers were converted into Kaplan test prep centers and the remaining 64 Score centers were closed. Score revenues declined to $8.6 million in the first nine months of 2009, from $24.0 in the first nine months of 2008. Operating losses at Score increased to $36.5 million in the first nine months of 2009, inclusive of $24.9 million in restructuring-related charges, compared to $7.8 million in operating losses for the first nine months of 2008.

In 2007, Kaplan announced restructuring plans at its professional domestic training businesses that involved product changes and decentralization of certain operations, in addition to employee terminations. These businesses are now part of Kaplan’s test prep division. In the fourth quarter of 2008, Kaplan expanded this restructuring to include additional operations. Total restructuring-related expenses of $0.9 million and $8.1 million were recorded in the third quarter and first nine months of 2009, respectively, related to lease termination, accelerated depreciation of fixed assets and severance costs, compared to $0.7 million and $3.9 million in restructuring-related severance costs recorded in the third quarter and first nine months of 2008, respectively.

Kaplan International includes professional training and post-secondary education businesses outside the United States, as well as English-language programs. Kaplan International revenue declined 3% in the third quarter of 2009 and 6% in the first nine months of 2009. Excluding revenue from acquired businesses, Kaplan International revenue was down 9% for the third quarter of 2009 and 11% in the first nine months of 2009. The declines are the result of unfavorable exchange rates in the U.K., Europe and Australia and declines in English-language programs. These declines were offset by revenue growth at International’s Asian operations. Likewise, Kaplan International operating income is down largely due to weakness in the English-language programs and the financial education programs in the U.K., offset by improved operating results at International’s Asian operations.

Kaplan Ventures is made up of a number of businesses in various stages of development that are managed separately from the other education businesses. Kaplan Ventures includes Kaplan EduNeering, Kaplan Compliance Solutions, Education Connection, Kaplan Virtual Education, Kidum and other smaller businesses. Revenues at Kaplan Ventures declined 4% in the third quarter and 2% in the first nine months of 2009. Kaplan Ventures reported operating losses of $7.6 million and $13.0 million for the third quarter and first nine months of 2009, compared to operating losses of $2.3 million and $1.4 million for the same periods of 2008, due primarily to increased losses at Kaplan Virtual Education, a developing group of online high school institutions. A goodwill and other long-lived assets impairment charge of $25.4 million was recorded at Kaplan in the third quarter of 2009 related to certain of the Kaplan Venture’s businesses, as the book value of these businesses exceeded their estimated fair value.

Corporate represents unallocated expenses of Kaplan, Inc.’s corporate office and other minor activities.

Cable Television Division. Cable television division revenue of $189.6 million for the third quarter of 2009 represents a 4% increase from $181.8 million in the third quarter of 2008; for the first nine months of 2009, revenue increased 5% to $559.8 million, from $535.0 million in the same period of 2008. The 2009 revenue increase is due to continued growth in the division’s cable modem and telephone revenues, and a $4 monthly rate increase for most basic subscribers in June 2009.

Cable division operating income declined 3% to $40.3 million in the third quarter of 2009, versus $41.6 million in the third quarter of 2008; cable division operating income for the first nine months of 2009 increased 5% to $122.1 million, from $116.0 million for the first nine months of 2008. The decline in operating income in the third quarter of 2009 is due to increased programming, bad debt and general and administrative costs. The increase in operating income for the first nine months of 2009 is the result of the division’s revenue growth.

At September 30, 2009, Revenue Generating Units (RGUs) grew 1% due to continued growth in high-speed data and telephony subscribers, partially offset by a reduction in basic and digital subscribers. RGUs include about 6,400 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by the various franchise agreements. A summary of RGUs is as follows:

Cable Television Division Subscribers	September 30, 2009	September 30, 2008

Basic	677,751	701,711
Digital	221,564	224,231
High-speed data	388,567	368,614
Telephony	105,211	90,994

Total	1,393,093	1,385,550

Below are details of Cable division capital expenditures for the first nine months of 2009 and 2008, as defined by the NCTA Standard Reporting Categories (in millions):

	2009	2008

Customer Premise Equipment	$21.0	$27.6
Scaleable Infrastructure	17.3	11.7
Line Extensions	8.2	12.4
Upgrade/Rebuild	7.6	9.0
Support Capital	12.7	23.2

Total	$66.8	$83.9

Newspaper Publishing Division. Newspaper publishing division revenue totaled $156.3 million for the third quarter of 2009, a decrease of 20% from $196.2 million in the third quarter of 2008; division revenue decreased 19% to $485.9 million for the first nine months of 2009, from $599.6 million for the first nine months of 2008. Print advertising revenue at The Post in the third quarter of 2009 declined 28% to $70.0 million, from $97.2 million in the third quarter of 2008, and decreased 27% to $224.4 million for the first nine months of 2009, from $308.6 million in the same period of 2008. The print revenue decline in 2009 is due to large decreases in classified, general, zones and retail advertising. Revenue generated by the Company’s newspaper online publishing activities, primarily washingtonpost.com, declined 18% to $22.6 million for the third quarter of 2009, versus $27.4 million for the third quarter of 2008; newspaper online revenues declined 12% to $68.1 million in the first nine months of 2009, versus $77.3 million for the first nine months of 2008. Display online advertising revenue declined 14% and 4% for the third quarter and first nine months of 2009, respectively. Online classified advertising revenue on washingtonpost.com declined 27% and 26% for the third quarter and first nine months of 2009, respectively.

For the first nine months of 2009, Post daily and Sunday circulation declined 3.6% and 3.7%, respectively, compared to the same periods of the prior year. For the nine months ended September 27, 2009, average daily circulation at The Post totaled 600,800 and average Sunday circulation totaled 840,100.

As previously announced, the Company offered a Voluntary Retirement Incentive Program to certain employees of The Washington Post newspaper in the first quarter of 2009. A total of 221 employees accepted the offer, and early retirement program expense of $56.8 million was recorded in the second quarter of 2009, which is being funded primarily from the assets of the Company’s pension plans. In the third quarter of 2009, the Company offered a Voluntary Retirement Incentive Program to certain employees at Robinson Terminal Warehouse Corporation; $1.1 million in early retirement program expense was recorded in the third quarter of 2009, also to be funded from the assets of the Company’s pension plans. In the first quarter of 2008, a Voluntary Retirement Incentive Program was also offered, with 231 employees accepting the offer; $79.8 million in early retirement program expense was recorded in the second quarter of 2008, also funded primarily from the assets of the Company’s pension plans.

The Post closed its College Park, MD, printing plant in July 2009 and has consolidated its printing operations in Springfield, VA. The Post is also in the process of consolidating certain other operations in Washington, DC. In connection with these activities, accelerated depreciation of $6.1 million and $33.8 million was recorded in the third quarter and first nine months of 2009, respectively; accelerated depreciation of $12.5 million and $13.7 million was recorded in the third quarter and first nine months of 2008, respectively. The Company will incur additional costs related to the shutdown of the College Park, MD printing plant that will be recorded as incurred. The Company also expects to incur a loss on an office lease in conjunction with the consolidation of operations. A portion of the loss may be recorded in the fourth quarter of 2009 and the remainder in 2010, depending on the timing of the consolidation. Additionally, in the third quarter of 2008, the Company completed an impairment review of its community newspapers and The Herald, which resulted in a $59.7 million goodwill impairment loss.

The newspaper division reported an operating loss of $23.6 million in the third quarter of 2009, compared to an operating loss of $82.7 million in the third quarter of 2008. For the first nine months of 2009, the newspaper division reported an operating loss of $166.7 million, compared to an operating loss of $178.3 million for the first nine months of 2008. Excluding early retirement program charges, accelerated depreciation and goodwill impairment losses, operating results declined in the third quarter and first nine months of 2009 due to the significant decline in division advertising revenue and increased bad debt expense, offset by expense reductions. Newsprint expense was down 37% and 19% for the third quarter and first nine months of 2009, respectively, due to a decline in newsprint consumption and prices.

The Washington Post contributes to multi-employer pension plans on behalf of three union-represented employee groups; the CWA-ITU National Pension Plan on behalf of Post Mailers, Helpers and Utility Mailers, the IAM National Pension Fund on behalf of Post Machinists, and the Central Pension Fund of the International Union of Operating Engineers on behalf of Post Engineers, Carpenters and Painters. Contributions are made in accordance with the relevant collective bargaining agreements, and are generally based on straight-time hours.

The Washington Post has negotiated in collective bargaining the contractual right to withdraw from the IAM National Pension Fund and from the IUOE Central Pension Fund. The right to withdraw from the CWA-ITU National Pension Plan is the subject of contract negotiations. Of these multi-employer plans, the Company is a significant participant in only the CWA-ITU National Pension Plan. According to the most recent withdrawal liability estimate from the CWA-ITU National Pension Plan, the Company would owe approximately $19 million in withdrawal liability in the event of a 2009 withdrawal. The Company has requested withdrawal liability estimates from the IAM National Pension Fund and from the IUOE Central Pension Fund.

Television Broadcasting Division. Revenue for the television broadcasting division decreased 17% in the third quarter of 2009 to $64.6 million, from $78.0 million in 2008; for the first nine months of 2009, revenue decreased 19% to $192.4 million, from $238.5 million in 2008. The decrease in revenue is due to weaker advertising demand in all markets and most product categories, particularly automotive; political advertising revenue also declined by $3.9 million and $7.1 million for the third quarter and first nine months of 2009, respectively. Additionally, in the third quarter of 2008, the television broadcasting division benefited from $6.3 million in incremental summer Olympics-related advertising at the Company’s NBC affiliates.

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

Operating income for the third quarter of 2009 declined 50% to $15.1 million, from $30.1 million in 2008; operating income for the first nine months of 2009 declined 52% to $41.5 million, from $86.4 million in 2008. The operating income declines for the third quarter and first nine months of 2009 are due to the revenue decreases discussed above and the $4.9 million in non-cash gains in the third quarter of 2008.

Magazine Publishing Division. Revenue for the magazine publishing division totaled $40.2 million in the third quarter of 2009, a 33% decrease from $60.0 million in the third quarter of 2008; division revenue totaled $131.8 million for the first nine months of 2009, a 25% decrease from $176.0 million in the first nine months of 2008. The decline is due to a 48% and 38% reduction in advertising revenue at Newsweek for the third quarter and first nine months of 2009, respectively, resulting from fewer ad pages at both the domestic and international editions. In February 2009, Newsweek announced a circulation rate base reduction at its domestic edition, from 2.6 million to 1.5 million, by January 2010.

As previously announced, Newsweek offered a Voluntary Retirement Incentive Program to certain employees in November 2008 and 44 employees accepted the offer in the first quarter of 2009; early retirement program expense of $6.6 million was recorded in the first quarter of 2009, which is being funded primarily from the assets of the Company’s pension plans. In the first quarter of 2008, Newsweek also offered a Voluntary Retirement Incentive Program to certain employees and 117 employees accepted the offer. The early retirement program expense in 2008 totaled $29.2 million, also funded primarily from the assets of the Company’s pension plans. Of this amount, $24.6 million was recorded in the first quarter of 2008 and $4.6 million was recorded in the second quarter of 2008. In the third quarter of 2009, Newsweek continued to implement cost savings initiatives at its operations and $2.7 million in severance costs were recorded. Additional costs savings initiatives are underway that are expected to result in added charges in the fourth quarter of 2009.

The division had an operating loss of $4.3 million in the third quarter of 2009, compared to operating income of $9.0 million in the third quarter of 2008; the division had an operating loss of $29.7 million for the first nine months of 2009, compared to an operating loss of $27.0 million for the first nine months of 2008. Excluding early retirement program expense, the division’s operating loss increased in the third quarter and first nine months of 2009 due to the revenue reductions discussed above and a reduced pension credit, offset by a decline in subscription and editorial expenses at the domestic edition of Newsweek.

Other Businesses and Corporate Office. Other businesses and corporate office included the expenses of the Company’s corporate office and the operating results of Avenue100 Media Solutions (formerly CourseAdvisor). The 2008 results include $3.0 million in early retirement program expense at the corporate office recorded in the second quarter.

Equity in (Losses) Earnings of Affiliates. The Company holds a 49% interest in Bowater Mersey Paper Company and interests in several other affiliates. The Company’s equity in losses of affiliates for the third quarter of 2009 was $27.1 million, compared to losses of $0.6 million for the third quarter of 2008. For the first nine months of 2009, the Company’s equity in losses of affiliates totaled $28.2 million, compared to losses of $9.5 million for the same period of 2008.

Results for the third quarter of 2009 include $29.0 million in write-downs at two of these affiliate investments. Most of the loss relates to an impairment charge recorded on the Company’s interest in Bowater Mersey Paper Company. The economic environment for newsprint producers remains very challenging. In April 2009, AbitibiBowater, the 51% majority owner, and certain of its U.S. and Canadian subsidiaries filed voluntary petitions in the United States under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) and under the Companies’ Creditors Arrangement Act (“CCAA”) in Canada. The impairment charge on the Bowater Mersey investment was based on the Company’s best estimate of fair value at September 27, 2009.

Results for the first nine months of 2008 included $6.8 million in impairment charges at two of the Company’s affiliates.

Other Non-Operating Income (Expense). The Company recorded other non-operating income, net, of $0.1 million for the third quarter of 2009, compared to other non-operating expense, net, of $21.1 million for the third quarter of 2008. The third quarter 2008 non-operating expense, net, included $20.6 million in unrealized foreign currency losses.

The Company recorded other non-operating income, net, of $15.8 million for the first nine months of 2009, compared to other non-operating expense, net, of $14.1 million for the same period of the prior year. The 2009 non-operating income, net, included $18.4 million in unrealized foreign currency gains, offset by $2.9 million in impairment write-downs on cost method investments and other items. The 2008 non-operating expense, net, included $13.4 million in unrealized foreign currency losses.

As noted above, a large part of the Company’s non-operating income (expense) is from unrealized foreign currency gains or losses arising from the translation of British pound and Australian dollar-denominated intercompany loans into U.S. dollars. The unrealized foreign currency gains in the first nine months of 2009 were the result of a weakening of the U.S. dollar against the British pound and the Australian dollar in the first nine months of 2009, versus the exchange rates in effect at the end of 2008. The unrealized foreign currency losses in the first nine months of 2008 were the result of a strengthening of the U.S. dollar against the British pound and the Australian dollar in the first nine months of 2008, versus the exchange rates in effect at the end of 2007.

Refer to Note 8 for a summary of non-operating income (expense) for the thirteen and thirty-nine weeks ended September 27, 2009 and September 28, 2008.

Net Interest Expense. The Company incurred net interest expense of $7.0 million and $21.3 million for the third quarter and first nine months of 2009, respectively, compared to $5.7 million and $15.0 million for the same periods of 2008. The increases are due to a decline in interest income, as well as higher average interest rates in the first nine months of 2009 versus the same period of the prior year. At September 27, 2009, the Company had $399.1 million in borrowings outstanding at an average interest rate of 7.2%

Provision for Income Taxes. The effective tax rate for the third quarter and first nine months of 2009 was 37.2% and 36.7%, respectively. The low effective tax rates for both of these periods are due primarily to favorable adjustments recorded in the third quarter of 2009 for a reduction in state income taxes and for prior year permanent federal tax deductions, offset by $8.5 million of nondeductible goodwill in connection with the impairment charge related to Kaplan Ventures recorded in the third quarter of 2009.

The effective tax rate for the third quarter and first nine months of 2008 was 19.5% and 36.0%, respectively. The low effective tax rate for both of these periods is due to a reduction in state income taxes and a favorable $4.6 million provision to return adjustment from 2007, offset by $5.9 million of nondeductible goodwill in connection with the impairment charge recorded in the third quarter of 2008.

Earnings Per Share. The calculation of diluted earnings per share for the third quarter and first nine months of 2009 was based on 9,401,010 and 9,399,501 weighted average shares outstanding, respectively, compared to 9,358,096 and 9,458,193, respectively, for the third quarter and first nine months of 2008. In the first quarter of 2009, the Company repurchased 3,359 shares of its Class B common stock at a cost of $1.4 million from recipients of vested awards of restricted shares at market price.

Financial Condition: Capital Resources and Liquidity

Acquisitions and Dispositions. In the first nine months of 2009, the Company completed business acquisitions totaling approximately $8.1 million. This included the acquisition of a company at the Kaplan International division in the third quarter of 2009, as well as a small acquisition by the Company in the second quarter of 2009. This also included $3.2 million of additional purchase consideration recorded to goodwill in the second quarter of 2009, in connection with the achievement of certain operating results by a company acquired by Kaplan in 2007. The purchase consideration was contingent on the achievement of certain future operating results and therefore was not included in the Company’s purchase accounting as of December 30, 2007. The Company did not make any acquisitions during the first quarter of 2009.

In the third quarter of 2008, Kaplan acquired a business in their professional division (now included in Kaplan International). Also in the third quarter of 2008, additional purchase consideration was recorded in connection with the achievement of certain operating results by a company acquired in 2007. The combined acquisition value of these activities was $10.8 million. In the second quarter of 2008, Kaplan acquired two businesses in their professional and test preparation divisions totaling $14.8 million (now included in Kaplan Ventures and Kaplan International). In the first quarter of 2008, Kaplan acquired two businesses in their professional and test preparation divisions totaling $31.4 million (now included in Kaplan International and Test Prep). Also in the first quarter of 2008, the cable division acquired subscribers in the Winona, Mississippi area for $15.6 million.

In 2007, Kaplan purchased a 40% interest in Shanghai Kai Bo Education Management Investment Co., Ltd. (“Kaplan China”), a provider of education in China that offers preparation courses for entry to U.K. universities, along with degree and professional training programs at campuses throughout China. In the first quarter of 2008, Kaplan exercised an option to increase its investment in Kaplan China to a majority interest and the transaction was completed in November 2008. Kaplan China’s results from the transaction date forward have been included in the Company’s consolidated financial statements as part of the Kaplan International division.

Capital expenditures. During the first nine months of 2009, the Company’s capital expenditures totaled $183.0 million. The Company estimates that its capital expenditures will be in the range of $260 million to $285 million in 2009.

Liquidity. The Company’s borrowings have decreased by $154.6 million, to $399.2 million at September 27, 2009, as compared to borrowings of $553.8 million at December 28, 2008. At September 27, 2009, the Company has $500.6 million in cash and cash equivalents, compared to $390.5 million at December 28, 2008. The Company had money market investments of $222.2 million and $15.7 million that are classified as “Cash and cash equivalents” in the Company’s Consolidated Balance Sheets as of September 27, 2009 and December 28, 2008, respectively.

At September 27, 2009, the Company had $399.2 million in total debt outstanding, which comprised $396.1 of 7.25% unsecured notes due February 1, 2019 and $3.1 million in other debt.

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

During the third quarter of 2009 and 2008, the Company had average borrowings outstanding of approximately $399.2 million and $525.3 million, respectively, at average annual interest rates of approximately 7.2 percent and 4.7 percent, respectively. During the third quarter of 2009 and 2008, the Company incurred net interest expense of $7.0 million and $5.7 million, respectively.

During the first nine months of 2009 and 2008, the Company had average borrowings outstanding of approximately $434.9 million and $492.7 million, respectively, at average annual interest rates of approximately 6.8 percent and 4.9 percent, respectively. During the first nine months of 2009 and 2008, the Company incurred net interest expense of $21.3 million and $15.0 million, respectively.

At September 27, 2009 and December 28, 2008, the Company had working capital of $364.1 million and $257.3 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and, to a lesser extent, through commercial paper borrowings. In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2009.

There were no significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008.

Critical Accounting Policies and Estimates

Goodwill and Other Intangible Assets. The education division completed a reorganization of its organizational and internal structure during the third quarter of 2009. As a result, the education division reorganized its operations for the purpose of making operating decisions and assessing performance into four operating segments: Higher Education, Test Prep, Kaplan International and Kaplan Ventures. The reorganization significantly changed the composition of the reporting units within the education division, and resulted in the reassignment of the goodwill to the affected reporting units using a relative fair value approach.

The fair value of the previous reporting units and components transferred were generally determined utilizing a discounted cash flow model and, where appropriate, a market value approach to supplement the discounted cash flow model. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit and component’s estimated fair value.

The assumptions about future cash flows and growth rates were based on forecasts and long-term business plans of each reporting unit and component. Such assumptions took into account numerous factors including historical experience; anticipated economic conditions; changes in the reporting unit and component’s cost structures; cost savings from recent restructuring activities and other initiatives; and expected revenues from current and future enrollments at the universities, campuses and education centers.

The discount rate assumptions for each reporting unit and component took into account the Company’s assessment of the risks inherent in the future cash flows of the respective reporting unit and component and the weighted-average cost of capital of market participants in businesses similar to each reporting unit and component.

The key assumptions used by the Company were as follows:

•	Expected cash flows underlying the education division’s business plans for the periods 2009 through 2013.

•	Cash flows beyond 2013 were projected to grow at a long-term growth rate, which the Company estimated between 3% and 6% for each reporting unit and component.

•	The Company used a discount rate of 10.5% to 20% to risk adjust the cash flow projections in determining the estimated fair value.

The effect of the reallocation of goodwill is included in Note 4, “Goodwill and Other Intangible Assets,” of the condensed consolidated financial statements of the Company for the thirty-nine weeks ended September 27, 2009. Each post-reorganization reportable segment is also a reporting unit except for Kaplan Ventures, which consists of six reporting units.

As a result of the reassignment, the Company performed an interim review of the carrying value of goodwill at the education division for possible impairment on a pre-reorganization and post-reorganization basis. The fair value of the pre-reorganization reporting units each exceeded their respective carrying value by a margin in excess of 15%. On a post-reorganization basis, the estimated fair value of the reporting units within the education division with significant goodwill balances (Higher Education, Test Prep and Kaplan International) exceeded their respective carrying values by a margin in excess of 50%.

Following the reorganization, two reporting units (Kaplan EduNeering and Kaplan Compliance Solutions, previously within Kaplan Professional) now included in the Kaplan Ventures operating segment failed step one of the interim goodwill impairment review and the Company performed a step two analysis. The Company recorded a goodwill and other long-lived assets impairment charge of $25.4 million related to these two reporting units. Following the impairment, the remaining goodwill balances at these two reporting units as of September 27, 2009 totaled $22.8 million.

In the fourth quarter of 2008, the Company recorded goodwill impairment charges at two reporting units as part of the annual goodwill impairment review completed as of November 30, 2008. The remaining goodwill balances at these two reporting units as of September 27, 2009 totaled $38.4 million.

Combined, the goodwill balance of $61.2 million at the four reporting units that have been subject to impairment charges represents less than 5% of the Company’s total goodwill balance of $1,415.3 million as of September 27, 2009. There exists a reasonable possibility that a decrease in the projected cash flows or long-term growth rate, or an increase in the discount rate assumptions used in the discounted cash flow model of these reporting units could result in additional impairment charges. The Company will perform its next annual goodwill impairment review as of November 30, 2009, at which time these assumptions will be reviewed and updated, as necessary. While less likely, additional impairment charges could occur in other reporting units as well, given the inherent variability in projecting future operating performance.

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

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 27, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President-Finance, in a manner that allows timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

During the quarter, the Company began planned finance and accounting reorganization initiatives at its Education, Newspaper Publishing and Magazine Publishing divisions. These initiatives include the realignment of business reporting units, transition and/or integration of tax and accounting functions, and upgrading and consolidation of information technology systems. The Company has taken, and will continue to take, all appropriate steps to monitor and maintain appropriate internal control over financial reporting during this transition period.

No other changes in the Company’s internal control over financial reporting during the quarter ended September 27, 2009 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE WASHINGTON POST COMPANY
(Registrant)

Date: November 5, 2009	/S/ DONALD E. GRAHAM
Donald E. Graham,
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2009	/S/ HAL S. JONES
Hal S. Jones,
Senior Vice President-Finance
(Principal Financial Officer)