Form 10-Q
period 2010-04-04
WASHINGTON POST CO
filed 2010-05-11
CIK 104889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 4, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

Shares outstanding at May 3, 2010:

Class A Common Stock	1,291,693 Shares
Class B Common Stock	7,908,044 Shares

THE WASHINGTON POST COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Washington Post Company

Condensed Consolidated Statements of Operations

(Unaudited)

	Thirteen Weeks Ended
(In thousands, except per share amounts)	April 4, 2010	March 29, 2009
Operating revenues
Education	$711,382	$593,530
Advertising	195,088	197,310
Circulation and subscriber	229,220	231,882
Other	35,468	31,398

	1,171,158	1,054,120

Operating costs and expenses
Operating	490,770	495,093
Selling, general and administrative	518,565	494,005
Depreciation of property, plant and equipment	62,796	77,980
Amortization of intangible assets	6,516	6,648

	1,078,647	1,073,726

Income (loss) from operations	92,511	(19,606)

Other (expense) income
Equity in losses of affiliates	(8,109)	(762)
Interest income	326	808
Interest expense	(7,579)	(7,880)
Other, net	(3,321)	(4,043)

Income (loss) before income taxes	73,828	(31,483)
Provision (benefit) for income taxes	28,000	(12,000)

Net income (loss)	45,828	(19,483)
Net loss attributable to noncontrolling interests	12	788

Net income (loss) attributable to The Washington Post Company	45,840	(18,695)
Redeemable preferred stock dividends	(461)	(473)

Net income (loss) available for common shares	$45,379	$(19,168)

Basic earnings (loss) per common share	$4.91	$(2.04)

Diluted earnings (loss) per common share	$4.91	$(2.04)

Dividends declared per common share	$4.50	$4.30

Basic average number of common shares outstanding	9,175	9,339

Diluted average number of common shares outstanding	9,241	9,339

The Washington Post Company

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Thirteen Weeks Ended
(In thousands)	April 4, 2010	March 29, 2009
Net income (loss)	$45,828	$(19,483)

Other comprehensive income (loss)
Foreign currency translation adjustments	(2,610)	(13,020)
Change in unrealized gain on available-for-sale securities	86,114	29,415
Pension and other postretirement plan adjustments	(3,538)	584

	79,966	16,979
Income tax expense related to other comprehensive income	(34,436)	(10,859)

	45,530	6,120

Comprehensive income (loss)	91,358	(13,363)

Comprehensive loss attributable to the noncontrolling interest	12	783

Total comprehensive income (loss) attributable to The Washington Post Company	$91,370	$(12,580)

The Washington Post Company

Condensed Consolidated Balance Sheets

(In thousands)	April 4, 2010	January 3, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$575,314	$477,673
Investments in marketable equity securities and other investments	471,201	385,001
Accounts receivable, net	402,985	430,669
Deferred income taxes	—	14,633
Inventories	11,130	16,019
Other current assets	71,367	64,069

Total current assets	1,531,997	1,388,064
Property, plant and equipment, net	1,198,291	1,239,692
Investments in affiliates	42,136	54,722
Goodwill, net	1,422,548	1,423,462
Indefinite-lived intangible assets, net	531,390	540,012
Amortized intangible assets, net	73,606	71,314
Prepaid pension cost	410,976	409,445
Deferred charges and other assets	59,579	59,495

Total assets	$5,270,523	$5,186,206

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$488,720	$555,478
Income taxes payable	34,600	8,048
Deferred income taxes	17,929	—
Deferred revenue	483,353	422,998
Dividends declared	21,067	—
Short-term borrowings	3,048	3,059

Total current liabilities	1,048,717	989,583
Postretirement benefits other than pensions	74,245	73,672
Accrued compensation and related benefits	216,326	210,640
Other liabilities	138,277	134,783
Deferred income taxes	414,721	422,838
Long-term debt	396,339	396,236

Total liabilities	2,288,625	2,227,752
Redeemable noncontrolling interest	6,878	6,907
Redeemable preferred stock	11,526	11,526
Preferred stock	—	—
Common shareholders’ equity
Common stock	20,000	20,000
Capital in excess of par value	243,358	241,435
Retained earnings	4,328,014	4,324,289
Accumulated other comprehensive income (loss)
Cumulative foreign currency translation adjustment	24,265	27,010
Unrealized gain on available-for-sale securities	130,159	78,492
Unrealized loss on pensions and other postretirement plans	(4,382)	(990)
Cost of Class B common stock held in treasury	(1,778,409)	(1,750,686)

Total The Washington Post Company common shareholders’ equity	2,963,005	2,939,550

Noncontrolling interest	489	471

Total shareholders’ equity	2,963,494	2,940,021

Total liabilities and shareholders’ equity	$5,270,523	$5,186,206

The Washington Post Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Thirteen Weeks Ended
(In thousands)	April 4, 2010	March 29, 2009
Cash flows from operating activities:
Net income (loss)	$45,828	$(19,483)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	62,796	77,980
Amortization of intangible assets	6,516	6,648
Net pension benefit	(435)	(1,330)
Early retirement program expense	—	6,618
Equity in losses of affiliates, net of distributions	8,109	762
Benefit for deferred income taxes	(8,572)	(1,494)
Write-downs of property, plant and equipment	—	10,681
Change in assets and liabilities:
Decrease in accounts receivable, net	26,401	56,848
Decrease in inventories	4,889	7,827
Decrease in accounts payable and accrued liabilities	(58,960)	(46,282)
Increase in deferred revenue	62,408	53,059
Increase (decrease) in income taxes payable	26,427	(27,472)
Decrease (increase) in other assets and other liabilities, net	9,705	(15,898)
Other	(46)	5,501

Net cash provided by operating activities	185,066	113,965

Cash flows from investing activities:
Purchases of property, plant and equipment	(35,028)	(63,075)
Proceeds from sale of property, plant and equipment	11,724	3,125
Investments in certain businesses, net of cash acquired	(3,534)	(643)
Purchases of marketable equity securities and other investments	(110)	(10,836)
Return of investment in affiliates	—	4,145
Other	(460)	267

Net cash used in investing activities	(27,408)	(67,017)

Cash flows from financing activities:
Common shares repurchased	(27,828)	(1,371)
Dividends paid	(21,067)	(20,447)
Principal payments on debt	—	(400,654)
Issuance of notes, net	—	395,288
Repayment of commercial paper, net	—	(149,983)
Other	(7,216)	2,465

Net cash used in financing activities	(56,111)	(174,702)

Effect of currency exchange rate changes	(3,906)	(4,334)

Net increase (decrease) in cash and cash equivalents	97,641	(132,088)

Beginning cash and cash equivalents	477,673	390,509

Ending cash and cash equivalents	$575,314	$258,421

The Washington Post Company

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1: Organization, Basis of Presentation and Recent Accounting Pronouncements

The Washington Post Company, Inc. (the “Company”) is a diversified education and media company. The Company’s Kaplan subsidiary provides a wide variety of educational services, both domestically and outside the United States. The Company’s media operations consist of the ownership and operation of cable television systems, newspaper publishing (principally The Washington Post), television broadcasting (through the ownership and operation of six television broadcast stations), and magazine publishing.

Financial Periods – The Company generally reports on a thirteen week fiscal quarter ending on the Sunday nearest the calendar quarter-end. The fiscal quarters for 2010 and 2009 ended on April 4, 2010 and March 29, 2009, respectively. With the exception of the newspaper publishing operations and the corporate office, subsidiaries of the Company report on a calendar-quarter basis.

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the thirteen weeks ended April 4, 2010 and March 29, 2009 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

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

Recently Adopted and Issued Accounting Pronouncements – In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance that modifies the fair value requirement of multiple element revenue arrangements. The new guidance allows the use of the “best estimate of selling price” in addition to vendor-specific objective evidence (“VSOE”) and third-party evidence (“TPE”) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. The guidance requires expanded qualitative and quantitative disclosures and is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is not planning to early adopt the guidance and will continue evaluating the impact of this new guidance on its condensed consolidated financial statements.

In January 2010, the FASB issued additional disclosure requirements for fair value measurements. The guidance requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. These additional requirements became effective for interim and annual periods beginning after December 15, 2009 and did not have an impact on the condensed consolidated financial statements of the Company. In addition, the fair value disclosure amendments also require more detailed disclosures of the changes in Level 3 instruments. These changes will not become effective until interim and annual periods beginning after December 15, 2010 and are not expected to have an impact on the condensed consolidated financial statements of the Company.

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 2: Investments

Investments in marketable equity securities at April 4, 2010 and January 3, 2010 consist of the following (in thousands):

	April 4, 2010	January 3, 2010
Total cost	$223,064	$223,064
Net unrealized gains	216,933	130,820

Total fair value	$439,997	$353,884

There were no new investments or sales of marketable equity securities in the first quarter of 2010. In the first quarter of 2009, the Company invested $10.8 million in the Class B common stock of Berkshire Hathaway Inc.

Note 3: Acquisitions and Dispositions

In the first quarter of 2010, Kaplan made one small acquisition in its Kaplan Ventures division. The Company did not make any acquisitions during the first quarter of 2009.

In April 2010, Kaplan sold Education Connection, which was part of the Kaplan Ventures division; the gain on sale was not significant.

Note 4: Goodwill and Other Intangible Assets

The education division made several minor changes to its operating and reporting structure in the first quarter of 2010, changing the composition of the reporting units within Kaplan Test Preparation, Kaplan Ventures and Kaplan Higher Education (see Note 12). The changes resulted in the reassignment of the assets and liabilities to the reporting units affected. The goodwill was allocated to the reporting units affected using the relative fair value approach.

The Company amortizes the recorded values of its amortized intangible assets over their estimated useful lives. Amortization of intangible assets for the thirteen weeks ended April 4, 2010 and March 29, 2009 was $6.5 million and $6.6 million, respectively. Amortization of intangible assets is estimated to be approximately $19 million for the remainder of 2010, $21 million in 2011, $9 million in 2012, $5 million in each of 2013 and 2014 and $16 million thereafter.

The changes in the carrying amount of goodwill, by segment, for the thirteen weeks ended April 4, 2010 is as follows:

(in thousands)	Education	Cable Television	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Other Businesses and Corporate	Total
Balance as of January 3, 2010
Goodwill	$1,073,852	$85,488	$81,186	$203,165	$24,515	$97,342	$1,565,548
Accumulated impairment losses	(15,529)	—	(65,772)	—	—	(60,785)	(142,086)

	1,058,323	85,488	15,414	203,165	24,515	36,557	1,423,462
Acquisitions	3,999	—	—	—	—	—	3,999
Foreign currency exchange rate changes and other	(4,910)	—	(3)	—	—	—	(4,913)

Balance as of April 4, 2010
Goodwill	1,072,941	85,488	81,183	203,165	24,515	97,342	1,564,634
Accumulated impairment losses	(15,529)	—	(65,772)	—	—	(60,785)	(142,086)

	$1,057,412	$85,488	$15,411	$203,165	$24,515	$36,557	$1,422,548

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(in thousands)	Higher Education	Test Preparation	Kaplan International	Kaplan Ventures	Kaplan Corporate and Other	Total
Balance as of January 3, 2010
Goodwill	$335,226	$236,779	$432,973	$68,874	$—	$1,073,852
Accumulated impairment losses	—	—	—	(15,529)	—	(15,529)

	335,226	236,779	432,973	53,345	—	1,058,323
Reallocation, net (Note 12)	—	(14,534)	—	14,534	—	—
Acquisitions	—	—	—	3,999	—	3,999
Foreign currency exchange rate changes and other	—	125	(5,987)	952	—	(4,910)

Balance as of April 4, 2010
Goodwill	335,226	229,407	426,986	81,322	—	1,072,941
Accumulated impairment losses	—	(7,037)	—	(8,492)	—	(15,529)

	$335,226	$222,370	$426,986	$72,830	$—	$1,057,412

Other intangible assets consist of the following:

	As of April 4, 2010			As of January 3, 2010
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Noncompete agreements	$42,844	$25,682	$17,162	$43,886	$24,093	$19,793
Student and customer relationships	67,128	37,054	30,074	67,360	35,475	31,885
Databases and technology	12,273	4,666	7,607	12,195	3,889	8,306
Trade names and trademarks	28,480	11,617	16,863	19,978	10,639	9,339
Other	7,874	5,974	1,900	7,797	5,806	1,991

	$158,599	$84,993	$73,606	$151,216	$79,902	$71,314

Indefinite-lived intangible assets:
Franchise agreements	$496,047			$496,047
Wireless licenses	22,150			22,150
Licensure and accreditation	7,862			7,862
Other	5,331			13,953

	$531,390			$540,012

Note 5: Borrowings

The Company’s borrowings consist of the following (in millions):

	April 4, 2010	January 3, 2010
7.25 percent unsecured notes due February 1, 2019	$396.3	$396.2
Other indebtedness	3.1	3.1

Total	399.4	399.3
Less current portion	(3.1)	(3.1)

Total long-term debt	$396.3	$396.2

The Company’s other indebtedness at April 4, 2010 and January 3, 2010 is at an interest rate of 6% and matures during 2010.

During the first quarter of 2010 and 2009, the Company had average borrowings outstanding of approximately $399.3 million and $488.5 million, respectively, at average annual interest rates of approximately 7.2% and 6.4%, respectively. During the first quarter of 2010 and 2009, the Company incurred net interest expense of $7.3 million and $7.1 million, respectively.

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

At April 4, 2010, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $452.9 million, compared with the carrying amount of $396.3 million. At January 3, 2010, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $443.1 million, compared with the carrying amount of $396.2 million. The carrying value of the Company’s other unsecured debt at April 4, 2010 approximates fair value.

Note 6: Earnings (Loss) Per Share

The Company’s earnings (loss) per share (basic and diluted) for the first quarters of 2010 and 2009, are presented below:

	Thirteen Weeks Ended
	April 4, 2010	March 29, 2009
Net income (loss) available for common shares	$45,379	$(19,168)

Weighted average shares outstanding - basic	9,175	9,339
Effect of dilutive shares:
Stock options and restricted stock	66	16
Less: Dilutive shares excluded from calculation due to net loss	—	(16)

Weighted average shares outstanding - diluted	9,241	9,339

Basic earnings (loss) per common share	$4.91	$(2.04)

Diluted earnings (loss) per common share	$4.91	$(2.04)

For the first quarter of 2010, there are 9,174,845 weighted average basic and 9,240,951 diluted shares outstanding. For the first quarter of 2009, there are 9,339,065 weighted average basic and diluted shares outstanding; these amounts are the same as the Company reported a net loss for the first quarter of 2009.

The first quarter of 2010 diluted earnings per share amount excludes the effects of 52,625 stock options outstanding, as their inclusion would be antidilutive.

The Company treats unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities and includes these securities in the computation of earnings per share under the two-class method. The amount attributable to the unvested restricted stock awards of the Company for the thirteen weeks ended April 4, 2010 was $0.3 million, reducing the net income available for common shares in the basic earnings per common share computation to $45.1 million.

Note 7: Pension and Postretirement Plans

Defined Benefit Plans. The total (income) cost arising from the Company’s defined benefit pension plans for the first quarters ended April 4, 2010 and March 29, 2009, consists of the following components (in thousands):

	Pension Plans		Supplemental Executive Retirement Plan
	April 4, 2010	March 29, 2009	April 4, 2010	March 29, 2009
Service cost	$7,298	$7,969	$345	$333
Interest cost	15,194	14,646	1,072	1,032
Expected return on assets	(24,023)	(24,659)	—	—
Amortization of transition asset	(7)	(7)	—	—
Amortization of prior service cost	1,103	764	101	111
Recognized actuarial (gain) loss	—	(43)	238	388

Net periodic (benefit) cost	(435)	(1,330)	1,756	1,864
Early retirement program expense	—	6,618	—	—

Total (benefit) cost	$(435)	$5,288	$1,756	$1,864

Newsweek offered a Voluntary Retirement Incentive Program to certain employees in November 2008 and 44 employees accepted the offer in the first quarter of 2009; early retirement program expense of $6.6 million was recorded in the first quarter of 2009, funded mostly from the assets of the Company’s pension plans.

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. As of March 31, 2010 and December 31, 2009, the assets of the Company’s pension plans were allocated as follows:

	Pension Plan Asset Allocations
	March 31, 2010	December 31, 2009
U.S. equities	66%	74%
U.S. fixed income	26%	18%
International equities	8%	8%

Total	100%	100%

Essentially all of the assets are actively managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both of these managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval by the Plan administrator. As of March 31, 2010, up to 13% of the assets could be invested in international stocks, and no less than 9% of the assets could be invested in fixed-income securities. None of the assets is managed internally by the Company.

In determining the 6.5% expected rate of return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. In addition, the Company may consult with and consider the input of financial and other professionals in developing appropriate return benchmarks.

The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of March 31, 2010. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. Included in the assets are $198.1 million and $274.3 million of Berkshire Hathaway Class A and Class B common stock at March 31, 2010 and December 31, 2009, respectively. Approximately 41% of the Berkshire Hathaway common stock held at December 31, 2009 was sold in February 2010.

Other Postretirement Plans. The total cost (benefit) arising from the Company’s postretirement plan for the first quarters ended April 4, 2010 and March 29, 2009, consists of the following components (in thousands):

	Postretirement Plans
	April 4, 2010	March 29, 2009
Service cost	$847	$968
Interest cost	997	1,042
Amortization of prior service credit	(1,287)	(1,242)
Recognized actuarial gain	(513)	(782)

Net periodic cost (benefit)	44	(14)
Curtailment gain	—	(677)

Total cost (benefit)	$44	$(691)

The Company recorded a curtailment gain of $0.7 million in the first quarter of 2009, due to the elimination of life insurance benefits for new retirees on or after January 1, 2009.

Multiemployer Pension Plans. The Washington Post newspaper contributes to multiemployer pension plans on behalf of three union-represented employee groups: the CWA-ITU National Pension Plan on behalf of Post mailers, helpers and utility mailers; the IAM National Pension Fund on behalf of Post machinists; and the Central Pension Fund of the International Union of Operating Engineers on behalf of Post engineers, carpenters and painters. Contributions are made in accordance with the relevant collective bargaining agreements and are generally based on straight-time hours.

As previously disclosed, The Post has negotiated in collective bargaining the contractual right to withdraw from the IAM National Pension Fund and from the IUOE Central Pension Fund. The right to withdraw from the CWA-ITU National Pension Plan is the

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

subject of contract negotiations. Of these multiemployer plans, The Post is a significant participant in only the CWA-ITU National Pension Plan. According to the most recent withdrawal liability estimate from the CWA-ITU National Pension Plan, The Post would have owed approximately $19 million in the event of a 2009 withdrawal. The Post expects to receive an updated withdrawal liability estimate from the CWA-ITU National Pension Plan by the end of the third quarter of 2010.

Note 8: Other Non-Operating (Expense) Income

A summary of non-operating (expense) income for the thirteen weeks ended April 4, 2010 and March 29, 2009, is as follows (in millions):

	April 4, 2010	March 29, 2009
Foreign currency losses, net	$(3.3)	$(1.4)
Impairment write-downs on cost method investments	—	(2.9)
Other, net	—	0.3

Total	$(3.3)	$(4.0)

Note 9: Contingencies

Department of Education Rulemaking. The U.S. Department of Education is expected to issue proposed regulations in the second quarter of 2010 that could amend or add to existing Title IV regulations. The proposed regulations may include revised standards governing the payment of incentive compensation to admissions and financial aid advisors; a new definition of “gainful employment” that is based on student tuition and debt levels and other factors; and other changes to Title IV eligibility requirements for institutions, programs and students. The changes ultimately made to the Title IV regulations could adversely affect, among other things, Kaplan’s ability to retain admissions and financial aid advisors and the ability of Kaplan Higher Education division’s programs and students to qualify for Title IV financial assistance, and could otherwise have a material adverse effect on Kaplan’s operating results. The Department of Education has stated its intent to publish any new final regulations by November 1, 2010, which is the deadline for the regulations to take effect by July 1, 2011.

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

Note 10: Fair Value Measurements

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

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 4, 2010 were as follows (in millions):

		Fair Value Measurements as of April 4, 2010
	Fair Value at April 4, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Money market investments	$419.4	$—	$419.4
Marketable equity securities(1)	440.0	440.0	—
Other current investments(2)	31.2	29.6	1.6

Total financial assets	$890.6	$469.6	$421.0

Liabilities:
Deferred compensation plan liabilities (3)	$65.8	$—	$65.8
7.25% unsecured notes	452.9	—	452.9

Total financial liabilities	$518.7	$—	$518.7

(1)	The Company’s investments in marketable equity securities are classified as available-for-sale.
(2)	Includes U.S. Government Securities, corporate bonds, mutual funds and time deposits (with original maturities greater than 90 days, but less than one year).
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

Note 11: Subsequent Events

In May 2010, the Company announced that is has retained Allen & Company to explore the possible sale of Newsweek magazine.

Note 12: Business Segments

Through its subsidiary Kaplan, Inc., the Company provides educational services for individuals, schools and businesses. The Company also operates principally in four areas of the media business: cable television, newspaper publishing, television broadcasting and magazine publishing.

In the first quarter of 2010, Kaplan made several minor changes to its operating and reporting structure: Kaplan Compliance Solutions was moved from Kaplan Ventures to Test Preparation; Kaplan Continuing Education was moved from Test Preparation to Kaplan Ventures; and Colloquy (a business that provides online services to nonprofit higher education institutions) was moved from Kaplan Higher Education to Kaplan Ventures. The business segments disclosed are based on this organizational structure. Segment operating results of the education division for fiscal years ended 2009 and 2008 have been restated to reflect these changes.

In the third quarter of 2009, Kaplan Higher Education (KHE) modified its method of recognizing revenue ratably over the period of instruction as services are delivered to students from a weekly convention to a daily convention, on a prospective basis. If KHE’s revenue recognition convention had been on a daily convention in prior periods, revenues and operating income in the first quarter of 2009 would have increased by $7.0 million and $6.5 million, respectively. The Company has concluded that the impact of this change was not material to the Company’s financial position or results of operations for 2009 and the related interim periods, based on its consideration of quantitative and qualitative factors.

At the end of March 2009, the Company approved a plan to offer tutoring services, previously provided at Score, in Kaplan test preparation centers. The plan was substantially completed by the end of the second quarter of 2009. In conjunction with this plan, 14 existing Score centers were converted into Kaplan test preparation centers, and the remaining 64 Score centers were closed. The Company recorded $11.5 million in asset write-downs, severance and accelerated depreciation of fixed assets in the first quarter of 2009, including a $9.2 million write-down of Score’s software product to its fair value following an impairment.

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In 2007, Kaplan announced restructuring plans at its professional domestic training businesses that involved product changes and decentralization of certain operations, in addition to employee terminations. These businesses are part of Kaplan’s Test Preparation division. Total restructuring-related expenses of $5.4 million were recorded in the first quarter of 2009 related to lease termination, accelerated depreciation of fixed assets and severance costs.

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

Other businesses and corporate office includes the expenses associated with the Company’s corporate office and the operating results of Avenue100 Media Solutions.

In computing income from operations by segment, the effects of equity in losses of affiliates, interest income, interest expense, other non-operating income and expense items and income taxes are not included.

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes financial information related to each of the Company’s business segments:

(in thousands)	First Quarter Period
	2010	2009
Operating revenues
Education	$711,382	$593,530
Cable television	189,358	183,508
Newspaper publishing	155,771	160,891
Television broadcasting	73,482	61,163
Magazine publishing[1]	29,377	46,070
Other businesses and corporate office	14,134	10,820
Intersegment elimination	(2,346)	(1,862)

	$1,171,158	$1,054,120

Income (loss) from operations
Education	$57,948	$11,162
Cable television	42,536	42,012
Newspaper publishing	(13,752)	(53,752)
Television broadcasting	20,911	12,143
Magazine publishing[1]	(2,303)	(20,338)
Other businesses and corporate office	(12,829)	(10,833)

	$92,511	$(19,606)

Equity in losses of affiliates	(8,109)	(762)
Interest expense, net	(7,253)	(7,072)
Other, net	(3,321)	(4,043)

Income (loss) before income taxes	$73,828	$(31,483)

Depreciation of property, plant and equipment
Education	$18,748	$19,681
Cable television	31,626	31,099
Newspaper publishing	7,884	23,768
Television broadcasting	3,137	2,444
Magazine publishing	1,198	812
Other businesses and corporate office	203	176

	$62,796	$77,980

Amortization of intangible assets
Education	$5,276	$5,541
Cable television	76	67
Newspaper publishing	282	243
Television broadcasting	–	–
Magazine publishing	–	–
Other businesses and corporate office	882	797

	$6,516	$6,648

Net pension credit (expense)
Education	$(1,349)	$(1,132)
Cable television	(468)	(393)
Newspaper publishing	(5,560)	(5.016)
Television broadcasting	(262)	(147)
Magazine publishing	8,289	1,620
Other businesses and corporate office	(215)	(220)

	$435	$(5,288)

	As of
	April 4, 2010	January 3, 2010
Identifiable assets
Education	$1,867,856	$2,188,328
Cable television	1,143,423	1,164,209
Newspaper publishing	188,905	207,234
Television broadcasting	426,343	433,705
Magazine publishing	657,715	658,731
Other businesses and corporate office	504,148	125,393

	$4,788,390	$4,777,600
Investments in marketable equity securities	439,997	353,884
Investments in affiliates	42,136	54,722

Total assets	$5,270,523	$5,186,206

1	Magazine publishing amounts include Budget Travel operating revenues and operating losses of $3.4 million and $3.0 million, respectively, for the first quarter of 2009.

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company’s education division comprises the following operating segments, as reported under Kaplan’s new organizational structure:

(in thousands)	First Quarter Period		Fiscal Year Ended
	2010	2009	2009	2008

Operating revenues
Higher education	$442,584	$333,535	$1,539,196	$1,160,063
Test preparation[1]	102,419	113,584	442,136	511,665
Kaplan international	133,985	117,916	537,238	545,070
Kaplan ventures	34,732	31,017	126,418	121,664
Kaplan corporate and other	1,291	610	2,436	1,450
Intersegment elimination	(3,629)	(3,132)	(10,786)	(8,332)

	$711,382	$593,530	$2,636,638	$2,331,580

Income (loss) from operations
Higher education	$85,893	$36,922	$279,765	$174,707
Test preparation[1]	(6,801)	(12,713)	(20,895)	31,313
Kaplan international	4,527	6,773	53,772	59,957
Kaplan ventures	(6,679)	(2,112)	(16,421)	(2,924)
Kaplan corporate and other	(19,001)	(17,762)	(101,770)	(56,527)
Intersegment elimination	9	54	310	(224)

	$57,948	$11,162	$194,761	$206,302

Depreciation of property, plant and equipment
Higher education	$9,665	$8,722	$37,843	$30,637
Test preparation	3,950	6,325	23,462	17,407
Kaplan international	2,955	2,502	11,438	11,282
Kaplan ventures	1,185	970	4,435	3,850
Kaplan corporate and other	993	1,162	4,300	4,153

	$18,748	$19,681	$81,478	$67,329

Amortization of intangible assets	$5,276	$5,541	$22,223	$15,472

Impairment of goodwill and other long-lived assets	$—	$—	$25,387	$—

Kaplan stock-based incentive compensation expense	$535	$1,761	$933	$(7,829)

1	Test preparation amounts include revenues and operating losses from Score as follows:

(in thousands)	First Quarter Period	Fiscal Year Ended
	2009	2009	2008
Revenues	$4,773	$8,557	$28,672
Operating losses	$(17,636)	$(36,787)	$(13,278)

Identifiable assets for the Company’s education division consist of the following:

(in thousands)	As of
	March 31, 2010	December 31, 2009	December 31, 2008

Identifiable assets
Higher education	$641,191	$920,039	$675,783
Test preparation	404,853	393,399	420,020
Kaplan international	662,156	671,306	652,838
Kaplan ventures	146,183	143,399	255,917
Kaplan corporate and other	13,473	60,185	75,479

	$1,867,856	$2,188,328	$2,080,037

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

For the fiscal year ended 2009 and 2008, the Company’s education division capital expenditures were as follows:

(in thousands)	Fiscal Year Ended
	2009	2008

Capital expenditures
Higher education	$66,808	$46,739
Test preparation	19,610	29,087
Kaplan international	13,900	14,767
Kaplan ventures	4,378	3,776
Kaplan corporate and other	1,641	4,922

	$106,337	$99,291

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

This analysis should be read in conjunction with the consolidated financial statements and the notes thereto.

Results of Operations

Net income available for common stock for the first quarter of 2010 was $45.4 million ($4.91 per share), compared to a net loss available for common stock of $19.2 million ($2.04 loss per share) in the first quarter of last year.

Results for the first quarter of 2009 included $13.4 million in accelerated depreciation at The Washington Post (after-tax impact of $8.3 million, or $0.89 per share); $16.9 million in restructuring charges related to Kaplan’s Score and Test Preparation operations (after-tax impact of $10.5 million, or $1.12 per share); and $6.6 million in early retirement program expense at Newsweek (after-tax impact of $4.1 million, or $0.44 per share).

Revenue for the first quarter of 2010 was $1,171.2 million, up 11% from $1,054.1 million in 2009. The increase is due to revenue growth at the education, television broadcasting and cable television divisions, offset by revenue declines at the magazine publishing and newspaper publishing divisions. The Company reported operating income of $92.5 million in the first quarter of 2010, compared to an operating loss of $19.6 million in 2009. Operating results improved at all of the Company’s divisions for the quarter.

The Company’s operating income for the first quarter of 2010 includes $0.4 million of net pension credits, compared to $1.3 million, excluding early retirement programs, in the first quarter of 2009.

Education Division. Education division revenue totaled $711.4 million for the first quarter of 2010, a 20% increase over revenue of $593.5 million for the first quarter of 2009. Kaplan reported first quarter 2010 operating income of $57.9 million, up from $11.2 million in the first quarter of 2009.

A summary of Kaplan’s first quarter operating results compared to 2009 is as follows:

(In thousands)	First Quarter
	2010	2009	% Change

Revenue
Higher education	$442,584	$333,535	33
Test preparation, excluding Score	102,419	108,811	(6)
Score	—	4,773	—
Kaplan international	133,985	117,916	14
Kaplan ventures	34,732	31,017	12
Kaplan corporate	1,291	610	—
Intersegment elimination	(3,629)	(3,132)	—

	$711,382	$593,530	20

Operating income (loss)
Higher education	$85,893	$36,922	—
Test preparation, excluding Score	(6,801)	4,923	—
Score	—	(17,636)	—
Kaplan international	4,527	6,773	(33)
Kaplan ventures	(6,679)	(2,112)	—
Kaplan corporate	(13,190)	(10,460)	(26)
Kaplan stock compensation	(535)	(1,761)	70
Amortization of intangible assets	(5,276)	(5,541)	5
Intersegment elimination	9	54	—

	$57,948	$11,162	—

In the first quarter of 2010, Kaplan made several minor changes to its operating and reporting structure: Kaplan Compliance Solutions was moved from Kaplan Ventures to Test Preparation; Kaplan Continuing Education was moved from Test Preparation to Kaplan Ventures; and Colloquy (a business that provides online services to nonprofit higher education institutions) was moved from Kaplan Higher Education to Kaplan Ventures. The division results presented above reflect these changes.

Kaplan Higher Education (KHE) includes Kaplan’s domestic post-secondary education businesses, made up of fixed-facility colleges and online post-secondary and career programs. Higher education revenue and operating income grew significantly in the first quarter of 2010 due to strong enrollment growth and improved margins. Student starts increased in the first quarter of 2010 compared to the prior year, particularly at Kaplan University; however, the percentage growth rate was lower than in the first quarter of 2009. A summary of KHE student enrollment for the first quarter of 2010 as compared to 2009 is as follows:

	As of		% Change
	March 31, 2010	March 31, 2009
KHE Student Enrollment
Total students
Kaplan University	70,514	51,735	36
Kaplan Higher Education Campuses	48,779	43,854	11

	119,293	95,589	25

	For the Quarter Ended
	March 31, 2010	March 31, 2009
New student starts
Kaplan University	25,169	21,135	19
Kaplan Higher Education Campuses	15,346	14,607	5

	40,515	35,742	13

Kaplan University and Kaplan Higher Education Campuses enrollment at March 31, 2010, and March 31, 2009, by degree and certificate programs were as follows:

	As of March 31,
	2010	2009
Certificate	26.2%	30.7%
Associate’s	34.1%	31.6%
Bachelor’s	33.5%	33.1%
Master’s	6.2%	4.6%

	100%	100%

The U.S. Department of Education is expected to issue proposed regulations in the second quarter of 2010 that could amend or add to existing Title IV regulations. The proposed regulations may include revised standards governing the payment of incentive compensation to admissions and financial aid advisors; a new definition of “gainful employment” that is based on student tuition and debt levels and other factors; and other changes to Title IV eligibility requirements for institutions, programs and students. The changes ultimately made to the Title IV regulations could adversely affect, among other things, Kaplan’s ability to retain admissions and financial aid advisors and the ability of Kaplan Higher Education division’s programs and students to qualify for Title IV financial assistance, and could otherwise have a material adverse effect on Kaplan’s operating results. The Department of Education has stated its intent to publish any new final regulations by November 1, 2010, which is the deadline for the regulations to take effect by July 1, 2011.

Test preparation includes Kaplan’s standardized test preparation and tutoring offerings, as well as the professional domestic training business, K12 and other businesses. In the first quarter of 2010, the Company discontinued certain offerings of the K12 business; $4.6 million in severance and other closure costs were recorded in the first quarter of 2010 in connection with this plan. Test preparation revenue declined 6% in the first quarter of 2010 due mostly to the discontinuance of certain K12 offerings. Test preparation operating results were also down in the first quarter of 2010 due to K12, reduced prices at the traditional test preparation programs, and higher spending to expand online offerings and innovate various programs. The declines were offset by improved results at test preparation’s professional domestic training businesses due to expense reductions; total restructuring-related expenses of $5.4 million were recorded in the first quarter of 2009 related to lease termination, accelerated depreciation of fixed assets and severance costs.

At the end of March 2009, the Company approved a plan to offer tutoring services, previously provided at Score, in Kaplan test preparation centers. The plan was substantially completed by the end of the second quarter of 2009; 14 existing Score centers were converted into Kaplan test preparation centers, and the remaining 64 Score centers were closed. In the first quarter of 2009, the Company recorded $11.5 million in asset write-downs, severance and accelerated depreciation of fixed assets, including a $9.2 million write-down on Score’s software product.

Kaplan International includes professional training and post-secondary education businesses outside the United States, as well as English-language programs. Kaplan International revenue increased 14% in 2010. The increase for 2010 is primarily the result of favorable exchange rates in the U.K., Europe, Australia and Asia, as well as strong enrollment growth in the University pathways business. Kaplan International operating income was down in 2010 largely due to higher expenditures for business development incurred at Kaplan Australia.

Kaplan Ventures is made up of a number of businesses in various stages of development that are managed separately from the other education businesses. Kaplan Ventures includes Kaplan EduNeering, Kaplan Continuing Education, Education Connection, Kaplan Virtual Education, Kidum, Kaplan IT Learning and other smaller businesses. Revenues at Kaplan Ventures increased 12% in the first quarter of 2010. Kaplan Ventures reported operating losses of $6.7 million in the first quarter of 2010, compared to operating losses of $2.1 million in 2009, due largely to increased losses at Kaplan Virtual Education, a developing group of online high school institutions. In April 2010, Kaplan sold Education Connection; the gain on sale was not significant.

Corporate represents unallocated expenses of Kaplan, Inc.’s corporate office and other minor shared activities.

Stock compensation charges relate to incentive compensation arising from equity awards under the Kaplan stock option plan, which was established for certain members of Kaplan’s management. Kaplan recorded stock compensation expense of $0.5 million in the first quarter of 2010, compared to stock compensation expense of $1.8 million in the first quarter of 2009.

Cable Television Division. Cable television division revenue of $189.4 million for the first quarter of 2010 represents a 3% increase from $183.5 million in the first quarter of 2009. The 2010 revenue increase is due to continued growth in the division’s cable modem and telephone revenues and a $4 monthly rate increase for most basic subscribers in June 2009. Cable television division operating income increased 1% to $42.5 million, from $42.0 million in the first quarter of 2009. The increase in operating income is due to the division’s revenue growth, offset by increased programming, technical and sales costs.

At March 31, 2010, Revenue Generating Units (RGUs) were down 1% from the prior year due to a reduction in basic and digital subscribers, offset by growth in high-speed data and telephony subscribers. RGUs include about 6,300 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by the various franchise agreements. A summary of RGUs is as follows:

Cable Television Division Subscribers	March 31, 2010	March 31, 2009
Basic	667,314	705,391
Digital	219,699	230,381
High-speed data	405,311	386,101
Telephony	113,826	98,065

Total	1,406,150	1,419,938

Below are details of Cable division capital expenditures for the first quarter of 2010 and 2009, as defined by the NCTA Standard Reporting Categories (in millions):

	2010	2009
Customer Premise Equipment	$5.3	$10.0
Scaleable Infrastructure	3.9	5.2
Line Extensions	1.1	2.2
Upgrade/Rebuild	1.0	2.7
Support Capital	3.7	3.3

Total	$15.0	$23.4

Newspaper Publishing Division. Newspaper publishing division revenue totaled $155.8 million for the first quarter of 2010, a 3% decline from revenue of $160.9 million for the first quarter of 2009. Print advertising revenue at The Washington Post decreased 8% to $68.7 million, from $74.3 million in 2009. The decline is largely due to reductions in general and retail advertising. Revenue generated by the Company’s newspaper online publishing activities, primarily washingtonpost.com and Slate, increased 8% to $23.7 million for the first quarter of 2010, versus $22.0 million for the first quarter of 2009. Display online advertising revenue grew 17%, and online classified advertising revenue on washingtonpost.com declined 13%.

For the first quarter of 2010, Post daily circulation decreased 12.5% and Post Sunday circulation decreased 10.4%, compared to the first quarter of 2009. A portion of this decline relates to increased circulation volumes in the first quarter of 2009 due to the Presidential Inauguration. Average daily circulation in the first quarter of 2010 totaled 562,000, and average Sunday circulation totaled 780,000.

The newspaper division reported an operating loss of $13.8 million in the first quarter of 2010, compared to an operating loss of $53.8 million in the first quarter of 2009. The Post closed its College Park, MD, printing plant in July 2009 and consolidated its printing operations in Springfield, VA. The Post also completed the consolidation of certain other operations in Washington, DC, in the first quarter of 2010. In connection with these activities, $13.4 million in accelerated depreciation was recorded by the Company in the first quarter of 2009, and a $3.1 million loss on an office lease was recorded by the Company in the first quarter of 2010. Excluding accelerated depreciation and lease losses, operating results improved in the first quarter of 2010 due to expense reductions in payroll, newsprint, bad debt and agency fees, and expense reductions at washingtonpost.com. Newsprint expense was down 33% in the first quarter of 2010 due to a decline in newsprint consumption and prices.

Television Broadcasting Division. Revenue for the broadcast division increased 20% in the first quarter of 2010 to $73.5 million, from $61.2 million in 2009; operating income for the first quarter of 2010 increased 72% to $20.9 million, from $12.1 million in 2009. The increase in revenue and operating income is due to improved advertising demand in all markets, including $5.1 million in incremental winter Olympics-related advertising at the Company’s NBC affiliates and a $1.3 million increase in political advertising revenue.

Magazine Publishing Division. Revenue for the magazine publishing division totaled $29.4 million for the first quarter of 2010, a 36% decrease from $46.1 million for the first quarter of 2009. The decline is due primarily to a 38% reduction in advertising revenue at Newsweek from fewer ad pages at the domestic and international editions, one less issue of the domestic edition in the first quarter of 2010 versus 2009, and the December 2009 sale of Newsweek Budget Travel. In February 2009, Newsweek announced a circulation rate base reduction at its domestic edition, from 2.6 million to 1.5 million by January 2010. Subscription revenue also declined at the domestic edition in the first quarter of 2010 due to the rate base reduction.

In December 2009, Newsweek sold Newsweek Budget Travel magazine. Budget Travel revenues and operating losses for the first quarter of 2009 were $3.4 million and $3.0 million, respectively. Early retirement program expense of $6.6 million was recorded in the first quarter of 2009 in connection with a Voluntary Retirement Incentive Program accepted by 44 employees, funded mostly from the assets of the Company’s pension plans.

The division reported an operating loss of $2.3 million in the first quarter of 2010, compared to an operating loss of $20.3 million in the first quarter of 2009. These operating loss amounts include a net pension credit of $8.3 million and $1.6 million for the first quarter of 2010 and 2009, respectively. Excluding first quarter 2009 early retirement program expense and operating losses at Budget Travel, the division’s operating loss declined in the first quarter of 2010 due to a reduction in manufacturing, editorial, subscription, distribution and other expenses.

As previously announced, the Company has retained Allen & Company to explore the possible sale of Newsweek.

Other Businesses and Corporate Office. Other businesses and corporate office included the expenses of the Company’s corporate office and the operating results of Avenue100 Media Solutions.

Equity in Losses of Affiliates. The Company’s equity in losses of affiliates for the first quarter of 2010 was $8.1 million due to significant losses incurred by the Company’s Bowater Mersey Paper Company affiliate. The Company’s equity in losses of affiliates for the first quarter of 2009 was $0.8 million.

The Company holds a 49% interest in Bowater Mersey Paper Company and interests in several other affiliates.

Other Non-Operating Income (Expense). The Company recorded other non-operating expense, net, of $3.3 million for the first quarter of 2010, compared to other non-operating expense, net, of $4.0 million for the first quarter of 2009. The 2010 non-operating expense, net, included $3.3 million in unrealized foreign currency losses; the 2009 non-operating expense, net, included $2.9 million in impairment write-downs on cost method investments and $1.4 million in unrealized foreign currency losses.

Net Interest Expense. The Company incurred net interest expense of $7.3 million for the first quarter of 2010, compared to $7.1 million for the first quarter of 2009. At April 4, 2010, the Company had $399.4 million in borrowings outstanding, at an average interest rate of 7.2%.

Provision for Income Taxes. The effective tax rate for the first quarter of 2010 was 37.9%, compared to 38.1% for the first quarter of 2009.

Earnings (Loss) Per Share. The calculation of diluted earnings per share for the first quarter of 2010 was based on 9,240,951 weighted average shares outstanding, compared to 9,339,065 for the first quarter of 2009. In the first quarter of 2010, the Company repurchased 64,305 shares of its Class B common stock at a cost of $27.8 million.

Financial Condition: Capital Resources and Liquidity

Acquisitions and Dispositions. In the first quarter of 2010, Kaplan made one small acquisition in its Kaplan Ventures division. The Company did not make any acquisitions during the first quarter of 2009.

In April 2010, Kaplan sold Education Connection, which was part of the Kaplan Ventures division; the gain on sale was not significant.

Capital expenditures. During the first three months of 2010, the Company’s capital expenditures totaled $35.0 million. The Company estimates that its capital expenditures will be in the range of $270 million to $300 million in 2010.

Liquidity. The Company’s borrowings have increased by $0.1 million, to $399.4 million at April 4, 2010, as compared to borrowings of $399.3 million at January 3, 2010. At April 4, 2010, the Company has $575.3 million in cash and cash equivalents, compared to $477.7 million at January 3, 2010. The Company had money market investments of $419.4 million and $327.8 million that are classified as cash and cash equivalents in the Company’s consolidated Balance Sheet as of April 4, 2010 and January 3, 2010, respectively.

The Company’s total debt outstanding of $399.4 million at April 4, 2010 included $396.3 million of 7.25% unsecured notes due February 1, 2019 and $3.1 million in other debt.

The Company has a $500 million revolving credit facility that expires in August 2011, which supports the issuance of the Company’s short-term commercial paper and provides for general corporate purposes. The Company did not issue any commercial paper in the first quarter of 2010.

During the first quarter of 2010 and 2009, the Company had average borrowings outstanding of approximately $399.3 million and $488.5 million, respectively, at average annual interest rates of approximately 7.2% and 6.4%, respectively. During the first quarter of 2010 and 2009, the Company incurred net interest expense of $7.3 million and $7.1 million, respectively.

At April 4, 2010 and January 3, 2010, the Company had working capital of $483.3 million and $398.5 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds. In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2010.

There were no significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended January 3, 2010.

Critical Accounting Policies and Estimates

Goodwill and Other Intangible Assets. The Company reviews its indefinite-lived intangible assets annually, as of November 30, for possible impairment or between annual tests if an event occurred or circumstances changed that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company uses a discounted cash flow model and in certain cases, a market value approach is also utilized to supplement the discounted cash flow model, to determine the estimated fair value of the indefinite-lived intangible assets. The Company makes estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and other market values to determine the estimated fair value of the indefinite-lived intangible assets.

The Company’s intangible assets with an indefinite life are principally from franchise agreements at its cable television division. These franchise agreements result from agreements the Company has with state and local governments that allow the Company to contract and operate a cable business within a specified geographic area. The Company expects its cable franchise agreements to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon, and the Company’s cable television division historically has obtained renewals and extensions of such agreements for nominal costs and without material modifications to the agreements. The franchise agreements represent 93% of the $531.4 million of indefinite-lived intangible assets of the Company as of April 4, 2010. The Company grouped the recorded values of its various cable franchise agreements into regional cable television systems or units of account.

The key assumptions used by the Company to determine the fair value of its franchise agreements as of November 30, 2009, the date of its last annual impairment review, were as follows:

•

Expected cash flows underlying the Company’s business plans for the periods 2010 through 2019, assuming the only assets the unbuilt start-up cable television systems possess are the various franchise agreements. The expected cash flows took into account the estimated initial capital investment in the system region’s physical plant and related start-up costs, revenues, operating margins and growth rates. These cash flows and growth rates were based on forecasts and long-term business plans and take into account numerous factors including historical experience, anticipated economic conditions, changes in the cable television systems’ cost structures, homes in each region’s service area, number of subscribers based on penetration of homes passed by the systems, and expected revenues per subscriber.

•

Cash flows beyond 2019 were projected to grow at a long-term growth rate, which the Company estimated by considering historical market growth trends, anticipated cable television system performance, and expected market conditions.

•	The Company used a discount rate of 8.3% to risk adjust the cash flow projections in determining the estimated fair value.

The estimated fair value of the Company’s franchise agreements exceeded their respective carrying values by a margin in excess of 50%. There is always a possibility that impairment charges could occur in the future given changes in the cable television market and U.S. economic environment, as well as the inherent variability in projecting future operating performance.

Pension Costs. The Company’s net pension cost (credit) includes an expected return on plan assets component, calculated using the expected return on plan assets assumption applied to a market-related value of plan assets. The market-related value of plan assets is determined using a 5-year average market value method, which recognizes realized and unrealized appreciation and depreciation in market values over a 5-year period. The value resulting from applying this method is adjusted, if necessary, such that it cannot be less than 80% or more than 120% of the market value of plan assets as of the relevant measurement date. As a result, year-to-year increases or decreases in the market-related value of plan assets impact the return on plan assets component of pension cost for the year.

At the end of each year, differences between the actual return on plan assets and the expected return on plan assets are combined with other differences in actual versus expected experience to form a net unamortized actuarial gain or loss in accumulated other comprehensive income. Only those net actuarial gains or losses in excess of the deferred realized and unrealized appreciation and depreciation are potentially subject to amortization. The types of items that generate actuarial gains and losses that may be subject to amortization in net periodic pension cost (credit) include:

•	Asset returns that are more or less than the expected return on plan assets for the year;

•	Actual participant demographic experience different from assumed (retirements, terminations and deaths during the year);

•	Actual salary increases different from assumed; and

•

Any changes in assumptions that are made to better reflect anticipated experience of the plan or to reflect current market conditions on the measurement date (discount rate, longevity increases, changes in expected participant behavior and expected return on plan assets).

Amortization of the unrecognized actuarial gain or loss is included as a component of expense for a year if the magnitude of the net unamortized gain or loss in accumulated other comprehensive income exceeds 10% of the greater of the benefit obligation or the market-related value of assets (10% corridor). The amortization component is equal to that excess divided by the average remaining service period of active employees expected to receive benefits under the plan. At the end of 2007, the Company had net unamortized actuarial gains in accumulated other comprehensive income potentially subject to amortization that were outside the 10% corridor that resulted in amortized gains of $6,168,000 being included in 2008 pension cost. Primarily as a result of the significant pension asset losses during 2008, increased life expectations and a decrease in the discount rate, the Company had net unamortized actuarial losses in accumulated other comprehensive income potentially subject to amortization that were outside the corridor that resulted in amortized losses of $40,000 being included in 2009 pension cost. During 2009, there were pension asset gains that were offset by the impact of an increase in the discount rate. The Company currently estimates that there will be no net unamortized actuarial gains or losses in accumulated other comprehensive income potentially subject to amortization outside the corridor and therefore, no amortized gain or loss amounts included in pension cost (credit) in 2010.

Forward-Looking Statements

This report contains certain forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to various risks and uncertainties that could cause actual results or events to differ materially from those anticipated in such statements. For more information about these forward-looking statements and related risks, please refer to the section titled “Forward-Looking Statements” in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in the normal course of its business due primarily to its ownership of marketable equity securities, which are subject to equity price risk; to its borrowing and cash-management activities, which are subject to interest rate risk; and to its foreign business operations, which are subject to foreign exchange rate risk. The Company’s market risk disclosures set forth in its 2009 Annual Report filed on Form 10-K have not otherwise changed significantly.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of April 4, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President-Finance, in a manner that allows timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 4, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended April 4, 2010, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
Jan. 4 - Feb. 7, 2010	14,052	$439.10	14,052	742,195
Feb. 8 - Mar. 7, 2010	28,974	426.08	28,974	713,221
Mar. 8 - Apr. 4, 2010	21,279	437.63	21,279	691,942

Total	64,305	$432.75	64,305

*	On September 22, 2003, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 542,800 shares of its Class B Common Stock, and the existence of that authorization was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003. On January 21, 2010, the Company’s Board of Directors increased the authorization to a total of 750,000 shares of its Class B Common Stock. There is no expiration date for that authorization. All purchases made during the quarter ended April 4, 2010, were open market transactions.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.3	By-Laws of the Company as amended and restated through November 8, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 14, 2007).

4.1	Second Supplemental Indenture dated January 30, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor to The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 30, 2009).

4.2	Five Year Credit Agreement dated as of August 8, 2006, among the Company, Citibank, N.A., JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, SunTrust Bank, The Bank of New York, PNC Bank, National Association, Bank of America, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY
(Registrant)

Date: May 11, 2010	/S/ DONALD E. GRAHAM
Donald E. Graham,
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2010	/S/ HAL S. JONES
Hal S. Jones,
Senior Vice President-Finance
(Principal Financial Officer)