Form 10-Q
period 2010-07-04
WASHINGTON POST CO
filed 2010-08-11
CIK 104889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 4, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

Shares outstanding at August 6, 2010:

Class A Common Stock	1,291,693 Shares
Class B Common Stock	7,875,962 Shares

THE WASHINGTON POST COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Washington Post Company

Condensed Consolidated Statements of Operations

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands, except per share amounts)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Operating revenues
Education	$747,323	$649,323	$1,458,705	$1,242,853
Advertising	207,241	191,904	391,423	369,383
Circulation and subscriber	215,973	209,624	429,427	418,654
Other	31,275	32,328	64,288	60,589

	1,201,812	1,083,179	2,343,843	2,091,479

Operating costs and expenses
Operating	473,480	478,420	943,104	937,595
Selling, general and administrative	496,106	495,201	997,296	951,540
Depreciation of property, plant and equipment	61,133	82,914	122,731	160,082
Amortization of intangible assets	7,604	7,191	14,120	13,839

	1,038,323	1,063,726	2,077,251	2,063,056

Operating income	163,489	19,453	266,592	28,423
Other income (expense)
Equity in earnings (losses) of affiliates	2,027	(206)	(6,082)	(968)
Interest income	599	475	925	1,283
Interest expense	(7,598)	(7,701)	(15,177)	(15,581)
Other, net	(5,170)	19,719	(8,491)	15,676

Income from continuing operations before income taxes	153,347	31,740	237,767	28,833
Provision for income taxes	58,900	11,400	91,300	10,400

Income from continuing operations	94,447	20,340	146,467	18,433
Loss from discontinued operations, net of tax	(2,320)	(8,972)	(8,512)	(26,548)

Net income (loss)	92,127	11,368	137,955	(8,115)
Net loss attributable to noncontrolling interests	8	1,106	20	1,894

Net income (loss) attributable to The Washington Post Company	92,135	12,474	137,975	(6,221)
Redeemable preferred stock dividends	(231)	(225)	(692)	(698)

Net income (loss) available for The Washington Post Company common stockholders	$91,904	$12,249	$137,283	$(6,919)

Amounts attributable to The Washington Post Company common stockholders:
Income from continuing operations	$94,224	$21,221	$145,795	$19,629
Discontinued operations, net of tax	(2,320)	(8,972)	(8,512)	(26,548)

Net income (loss)	$91,904	$12,249	$137,283	$(6,919)

Per share information attributable to The Washington Post Company common stockholders:
Basic income per common share from continuing operations	$10.25	$2.26	$15.83	$2.10
Basic loss per common share from discontinued operations	(0.25)	(0.96)	(0.93)	(2.84)

Basic net income (loss) per common share	$10.00	$1.30	$14.90	$(0.74)

Basic average number of common shares outstanding	9,126	9,340	9,150	9,339

Diluted income per common share from continuing operations	$10.25	$2.25	$15.82	$2.09
Diluted loss per common share from discontinued operations	(0.25)	(0.95)	(0.92)	(2.83)

Diluted net income (loss) per common share	$10.00	$1.30	$14.90	$(0.74)

Diluted average number of common shares outstanding	9,193	9,400	9,217	9,400

The Washington Post Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Net income (loss)	$92,127	$11,368	$137,955	$(8,115)

Other comprehensive (loss) income
Foreign currency translation adjustment	(11,256)	32,137	(13,866)	19,117
Change in unrealized (loss) gain on available-for-sale securities	(80,751)	(30,995)	5,363	(1,580)
Pension and other postretirement plan adjustments	142	(679)	(3,396)	(95)

	(91,865)	463	(11,899)	17,442
Income tax benefit (expense) related to other comprehensive income (loss)	33,008	10,898	(1,428)	39

	(58,857)	11,361	(13,327)	17,481

Comprehensive income	33,270	22,729	124,628	9,366

Comprehensive income attributable to noncontrolling interests	21	1,106	33	1,889

Total comprehensive income attributable to The Washington Post Company	$33,291	$23,835	$124,661	$11,255

The Washington Post Company

Condensed Consolidated Balance Sheets

(In thousands)	July 4, 2010	January 3, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$659,027	$477,673
Investments in marketable equity securities and other investments	392,515	385,001
Accounts receivable, net	374,901	430,669
Deferred income taxes	15,376	14,633
Inventories	9,064	16,019
Other current assets	65,622	64,069
Current assets of discontinued operations	27,723	—

Total current assets	1,544,228	1,388,064
Property, plant and equipment, net	1,175,493	1,239,692
Investments in affiliates	42,308	54,722
Goodwill, net	1,368,605	1,423,462
Indefinite-lived intangible assets, net	530,406	540,012
Amortized intangible assets, net	71,546	71,314
Prepaid pension cost	412,838	409,445
Deferred charges and other assets	57,430	59,495
Noncurrent assets of discontinued operations	27,201	—

Total assets	$5,230,055	$5,186,206

Liabilities and Equity
Current liabilities
Accounts payable and accrued liabilities	$552,321	$555,478
Income taxes payable	24,214	8,048
Deferred revenue	375,534	422,998
Dividends declared	20,930	—
Short-term borrowings	3,037	3,059
Current liabilities of discontinued operations	50,681	—

Total current liabilities	1,026,717	989,583
Postretirement benefits other than pensions	74,817	73,672
Accrued compensation and related benefits	210,448	210,640
Other liabilities	123,696	134,783
Deferred income taxes	404,382	422,838
Long-term debt	396,443	396,236
Noncurrent liabilities of discontinued operations	14,174	—

Total liabilities	2,250,677	2,227,752
Redeemable noncontrolling interest	6,843	6,907
Redeemable preferred stock	11,526	11,526
Preferred stock	—	—
Common shareholders’ equity
Common stock	20,000	20,000
Capital in excess of par value	243,987	241,435
Retained earnings	4,399,356	4,324,289
Accumulated other comprehensive income (loss)
Cumulative foreign currency translation adjustment	13,570	27,010
Unrealized gain on available-for-sale securities	81,709	78,492
Unrealized loss on pensions and other postretirement plans	(4,094)	(990)
Cost of Class B common stock held in treasury	(1,794,034)	(1,750,686)

Total The Washington Post Company common shareholders’ equity	2,960,494	2,939,550

Noncontrolling interests	515	471

Total equity	2,961,009	2,940,021

Total liabilities and equity	$5,230,055	$5,186,206

The Washington Post Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Twenty-Six Weeks Ended
(In thousands)	July 4, 2010	June 28, 2009
Cash flows from operating activities:
Net income (loss)	$137,955	$(8,115)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	125,633	161,557
Amortization of intangible assets	14,120	13,839
Net pension benefit	(1,199)	(2,900)
Multiemployer pension plan withdrawal charge	17,700	—
Early retirement program expense	—	63,418
Foreign exchange loss (gain)	7,099	(18,391)
Equity in losses of affiliates, net of distributions	6,082	968
Benefit for deferred income taxes	(20,818)	(15,497)
Long-lived asset impairment charges	3,207	—
Net loss on sale or write-down of property, plant and equipment	5,470	14,251
Change in assets and liabilities:
Decrease in accounts receivable, net	27,970	98,822
Decrease in inventories	4,458	12,166
Decrease in accounts payable and accrued liabilities	(21,763)	(30,949)
Increase in Kaplan stock compensation	1,087	3,459
(Decrease) increase in deferred revenue	(10,557)	4,999
Increase (decrease) in income taxes payable	16,441	(17,476)
Increase (decrease) in other assets and other liabilities, net	3,139	(42)
Other	1,294	2,320

Net cash provided by operating activities	317,318	282,429

Cash flows from investing activities:
Purchases of property, plant and equipment	(84,835)	(132,058)
Net proceeds from sale of business	23,176	—
Proceeds from sale of property, plant and equipment	12,343	3,377
Investments in certain businesses, net of cash acquired	(3,626)	(5,129)
Investments in marketable equity securities and other investments	(2,699)	(10,978)
Return of investment in affiliates	998	4,321
Return of escrow funds from acquisition	—	4,667
Other	(217)	(123)

Net cash used in investing activities	(54,860)	(135,923)

Cash flows from financing activities:
Common shares repurchased	(43,482)	(1,371)
Dividends paid	(41,997)	(40,892)
Principal payments on debt	—	(400,758)
Issuance of notes, net	—	395,329
Repayments of commercial paper, net	—	(149,983)
Other	9,593	3,906

Net cash used in financing activities	(75,886)	(193,769)

Effect of currency exchange rate change	(5,218)	6,042

Net increase (decrease) in cash and cash equivalents	181,354	(41,221)
Beginning cash and cash equivalents	477,673	390,509

Ending cash and cash equivalents	$659,027	$349,288

The Washington Post Company

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1: Organization, Basis of Presentation and Recent Accounting Pronouncements

The Washington Post Company, Inc. (the “Company”) is a diversified education and media company. The Company’s Kaplan subsidiary provides a wide variety of educational services, both domestically and outside the United States. The Company’s media operations consist of the ownership and operation of cable television systems, newspaper publishing (principally The Washington Post), and television broadcasting (through the ownership and operation of six television broadcast stations).

The Company announced on August 2, 2010 that it had entered into an agreement to sell Newsweek. The operating results of Newsweek have been presented in loss from discontinued operations, net of tax, for all periods presented.

Financial Periods – The Company generally reports on a thirteen week fiscal quarter ending on the Sunday nearest the calendar quarter-end. The fiscal quarters for 2010 and 2009 ended on July 4, 2010, April 4, 2010, June 28, 2009 and March 29, 2009, respectively. With the exception of the newspaper publishing operations and the corporate office, subsidiaries of the Company report on a calendar-quarter basis.

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the thirteen and twenty-six weeks ended July 4, 2010 and June 28, 2009 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Certain amounts in previously issued financial statements have been reclassified to conform to the current year presentation, which includes the reclassification of the results of operations of the magazine publishing segment as discontinued operations for all periods presented.

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

Discontinued Operations – A business is classified as a discontinued operation when (i) the operations and cash flows of the business can be clearly distinguished and have been or will be eliminated from the Company's ongoing operations; (ii) the business has either been disposed of or is classified as held for sale; and (iii) the Company will not have any significant continuing involvement in the operations of the business after the disposal transactions. The results of discontinued operations (as well as the gain or loss on the disposal) are aggregated and separately presented in the Company’s condensed consolidated statement of operations, net of income taxes. The assets and related liabilities are aggregated and separately presented in the Company’s condensed consolidated balance sheet.

Assets Held for Sale – An asset or business is classified as held for sale when (i) management commits to a plan to sell the asset or business; (ii) the asset or business is available for immediate sale in its present condition; (iii) the asset or business is actively marketed for sale at a reasonable price; (iv) the sale is expected to be completed within one year; and (v) it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. The assets and related liabilities are aggregated and reported separately in the Company’s condensed consolidated balance sheet.

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

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Note 2: Discontinued Operations

The Company announced on August 2, 2010 that it had entered into an agreement to sell Newsweek. Under the terms of the asset purchase agreement, the buyer will receive target working capital and selected equipment used in the business, and agrees to fulfill Newsweek’s subscription obligations. The Company retains the pension assets and liabilities and certain employee obligations, including severance, and other liabilities arising prior to the sale. The closing of the transaction is contingent on satisfying certain conditions and is expected to close in the third quarter. The resulting gain or loss at closing is not expected to be material to the financial position of the Company.

The assets and liabilities of Newsweek have been classified on the Company’s condensed consolidated balance sheet as assets and liabilities of discontinued operations as of June 30, 2010. The Company did not reclassify its consolidated balance sheet as of December 31, 2009 to reflect the discontinued operations. The Company also did not reclassify its cash flow statements to reflect the discontinued operations. The results of operations of the magazine publishing division for the second quarter and first half of 2010 and 2009 are included in the Company’s condensed consolidated statement of income as “Loss from discontinued operations, net of tax”. All corresponding prior period operating results presented in the Company’s condensed consolidated financial statements and the accompanying notes have been reclassified to reflect the discontinued operations presented.

Newsweek employees are participants in The Washington Post Company Retirement Plan and Newsweek has historically been allocated a net pension credit for segment reporting purposes. Since the associated pension assets and liabilities will be retained by the Company, the associated credit has been excluded from the reclassification of Newsweek results to discontinued operations. Pension cost arising from early retirement programs at Newsweek, however, is included in discontinued operations (see Note 12).

Assets and liabilities of Newsweek included in discontinued operations include the following: net accounts receivable of $21.9 million and other current assets of $5.8 million; goodwill of $24.5 million and other non-current assets of $2.7 million; current accounts payable and accrued expenses of $14.1 million; current and non-current deferred revenue of $50.8 million.

In the second quarter of 2010, Newsweek recorded $3.9 million in accelerated depreciation and property, plant and equipment write-downs; additional accelerated depreciation and write-downs are expected to be recorded in the third quarter, prior to the sale closing.

The summarized operating results of the Company’s discontinued operations for the second quarter and first six months of 2010 and 2009 are presented below (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Operating revenues	$36,104	$45,539	$65,481	$91,609
Operating costs and expenses	(40,724)	(58,811)	(80,693)	(133,457)

Loss from discontinued operations	(4,620)	(13,272)	(15,212)	(41,848)
Benefit from income taxes	(2,300)	(4,300)	(6,700)	(15,300)

Loss from discontinued operations, net of tax	$(2,320)	$(8,972)	$(8,512)	$(26,548)

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes the quarterly operating results of the Company for 2009 and the first quarter of 2010, following the reclassification of the magazine publishing division as discontinued operations:

	Thirteen Weeks Ended
(in thousands)	April 4, 2010	March 29, 2009	June 28, 2009	September 27, 2009	January 3, 2010
Operating revenues
Education	$711,382	$593,530	$649,323	$684,516	$709,269
Advertising	184,182	177,479	191,904	179,804	228,971
Circulation and subscriber	213,454	209,030	209,624	211,773	215,421
Other	33,013	28,261	32,328	32,701	32,582

	1,142,031	1,008,300	1,083,179	1,108,794	1,186,243

Operating costs and expenses
Operating	469,624	459,175	478,420	461,867	469,285
Selling, general and administrative	501,190	456,339	495,201	471,249	493,388
Depreciation of property, plant and equipment	61,598	77,168	82,914	68,897	62,705
Amortization of intangible assets	6,516	6,648	7,191	6,767	6,036
Impairment of goodwill and other long-lived assets	—	—	—	25,387	—

	1,038,928	999,330	1,063,726	1,034,167	1,031,414

Operating income	103,103	8,970	19,453	74,627	154,829
Other income (expense)
Equity in losses of affiliates	(8,109)	(762)	(206)	(27,192)	(1,261)
Interest income	326	808	475	555	759
Interest expense	(7,579)	(7,880)	(7,701)	(7,533)	(8,451)
Other, net	(3,321)	(4,043)	19,719	103	(2,582)

Income (loss) from continuing operations before income taxes	84,420	(2,907)	31,740	40,560	143,294
Provision (benefit) for income taxes	32,400	(1,000)	11,400	14,600	51,400

Income (loss) from continuing operations	52,020	(1,907)	20,340	25,960	91,894
Loss from discontinued operations, net of tax	(6,192)	(17,576)	(8,972)	(8,894)	(9,645)

Net income (loss)	45,828	(19,483)	11,368	17,066	82,249
Net loss (income) attributable to noncontrolling interests	12	788	1,106	214	(534)

Net income (loss) attributable to The Washington Post Company	45,840	(18,695)	12,474	17,280	81,715
Redeemable preferred stock dividends	(461)	(473)	(225)	(230)	—

Net income (loss) available for The Washington Post Company common stockholders	$45,379	$(19,168)	$12,249	$17,050	$81,715

Amounts attributable to The Washington Post Company common stockholders:
Income from continuing operations	$51,571	$(1,592)	$21,221	$25,944	$91,360
Discontinued operations, net of tax	(6,192)	(17,576)	(8,972)	(8,894)	(9,645)

Net income (loss)	$45,379	$(19,168)	$12,249	$17,050	$81,715

Per share information attributable to The Washington Post Company common stockholders:
Basic income (loss) per common share from continuing operations	$5.58	$(0.16)	$2.26	$2.76	$9.75
Basic loss per common share from discontinued operations	(0.67)	(1.88)	(0.96)	(0.95)	(1.04)

Basic net income (loss) per common share	$4.91	$(2.04)	$1.30	$1.81	$8.71

Diluted income (loss) per common share from continuing operations	$5.58	$(0.16)	$2.25	$2.76	$9.74
Diluted loss per common share from discontinued operations	(0.67)	(1.88)	(0.95)	(0.95)	(1.03)

Diluted net income (loss) per common share	$4.91	$(2.04)	$1.30	$1.81	$8.71

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes the operating results of the Company for fiscal year 2009 and 2008, following the reclassification of the magazine publishing division as discontinued operations:

	Fiscal Year Ended
(in thousands)	January 3, 2010	December 28, 2008
Operating revenues
Education	$2,636,638	$2,331,580
Advertising	778,158	954,369
Circulation and subscriber	845,848	801,672
Other	125,872	124,094

	4,386,516	4,211,715

Operating costs and expenses
Operating	1,868,747	1,864,533
Selling, general and administrative	1,916,177	1,693,744
Depreciation of property, plant and equipment	291,684	263,554
Amortization of intangible assets	26,642	22,525
Impairment of goodwill and other long-lived assets	25,387	135,439

	4,128,637	3,979,795

Operating income	257,879	231,920
Other income (expense)
Equity in losses of affiliates	(29,421)	(7,837)
Interest income	2,597	5,672
Interest expense	(31,565)	(24,658)
Other, net	13,197	(2,189)

Income from continuing operations before income taxes	212,687	202,908
Provision for income taxes	76,400	106,600

Income from continuing operations	136,287	96,308
Loss from discontinued operations, net of tax	(45,087)	(30,512)

Net income	91,200	65,796
Net loss (income) attributable to noncontrolling interests	1,574	(74)

Net income attributable to The Washington Post Company	92,774	65,722
Redeemable preferred stock dividends	(928)	(946)

Net income available for The Washington Post Company common stockholders	$91,846	$64,776

Amounts attributable to The Washington Post Company common stockholders:
Income from continuing operations	$136,933	$95,288
Discontinued operations, net of tax	(45,087)	(30,512)

Net income	$91,846	$64,776

Per share information attributable to The Washington Post Company common stockholders:
Basic income per common share from continuing operations	$14.61	$10.13
Basic loss per common share from discontinued operations	(4.83)	(3.24)

Basic net income per common share	$9.78	$6.89

Diluted income per common share from continuing operations	$14.57	$10.11
Diluted loss per common share from discontinued operations	(4.79)	(3.24)

Diluted net income per common share	$9.78	$6.87

Note 3: Investments

Investments in marketable equity securities at July 4, 2010 and January 3, 2010 consist of the following (in thousands):

	July 4, 2010	January 3, 2010
Total cost	$223,064	$223,064
Net unrealized gains	136,183	130,820

Total fair value	$359,247	$353,884

There were no new investments or sales of marketable equity securities in the first six months of 2010. In the first quarter of 2009, the Company invested $10.8 million in the Class B common stock of Berkshire Hathaway Inc.

Note 4: Acquisitions and Dispositions

In the second quarter of 2010, the Company made two small acquisitions in its Other Businesses and Corporate and Cable divisions. In the first quarter of 2010, Kaplan made one small acquisition in its Kaplan Ventures division. The Company made one small acquisition in the second quarter of 2009 and did not make any acquisitions during the first quarter of 2009.

In the second quarter of 2010, Kaplan completed the sale of Education Connection, which was part of the Kaplan Ventures division.

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

The Company amortizes the recorded values of its amortized intangible assets over their estimated useful lives. Amortization of intangible assets for the thirteen weeks ended July 4, 2010 and June 28, 2009 was $7.6 million and $7.2 million, respectively. Amortization of intangible assets for the twenty-six weeks ended July 4, 2010 and June 28, 2009 was $14.1 million and $13.8 million, respectively. Amortization of intangible assets is estimated to be approximately $15 million for the remainder of 2010, $23 million in 2011, $11 million in 2012, $5 million in each of 2013 and 2014 and $13 million thereafter.

The changes in the carrying amount of goodwill related to continuing operations, by segment, for the twenty-six weeks ended July 4, 2010 are as follows:

(in thousands)	Education	Cable Television	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Other Businesses and Corporate	Total
Balance as of January 3, 2010:
Goodwill	$1,073,852	$85,488	$81,186	$203,165	$24,515	$97,342	$1,565,548
Accumulated impairment losses	(15,529)	—	(65,772)	—	—	(60,785)	(142,086)

	1,058,323	85,488	15,414	203,165	24,515	36,557	1,423,462
Acquisitions	3,999	—	—	—	—	2,810	6,809
Dispositions	(19,851)	—	—	—	—	—	(19,851)
Reclassification to discontinued operations	—	—	—	—	(24,515)	—	(24,515)
Foreign currency exchange rate changes and other	(17,297)	—	(3)	—	—	—	(17,300)

Balance as of July 4, 2010
Goodwill	1,040,703	85,488	81,183	203,165	—	100,152	1,510,691
Accumulated impairment losses	(15,529)	—	(65,772)	—	—	(60,785)	(142,086)

	$1,025,174	$85,488	$15,411	$203,165	$—	$39,367	$1,368,605

(in thousands)	Higher Education	Test Preparation	Kaplan International	Kaplan Ventures	Kaplan Corporate and Other	Total
Balance as of January 3, 2010:
Goodwill	$335,226	$236,779	$432,973	$68,874	$—	$1,073,852
Accumulated impairment losses	—	—	—	(15,529)	—	(15,529)

	335,226	236,779	432,973	53,345	—	1,058,323
Reallocation, net (Note 12)	—	(14,534)	—	14,534	—	—
Acquisitions	—	—	—	3,999	—	3,999
Dispositions	—	—	—	(19,851)	—	(19,851)
Foreign currency exchange rate changes and other	—	4	(16,332)	(969)	—	(17,297)

Balance as of July 4, 2010
Goodwill	335,226	229,286	416,641	59,550	—	1,040,703
Accumulated impairment losses	—	(7,037)	—	(8,492)	—	(15,529)

	$335,226	$222,249	$416,641	$51,058	$—	1,025,174

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Other intangible assets consist of the following:

		As of July 4, 2010			As of January 3, 2010
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Non-compete agreements	2-5 years	$43,140	$28,309	$14,831	$43,886	$24,093	$19,793
Student and customer relationships	2-10 years	66,567	38,264	28,303	67,360	35,475	31,885
Databases and technology	3-5 years	16,801	5,487	11,314	12,195	3,889	8,306
Trade names and trademarks	2-10 years	28,382	12,786	15,596	19,978	10,639	9,339
Other	1-25 years	7,767	6,265	1,502	7,797	5,806	1,991

		$162,657	$91,111	$71,546	$151,216	$79,902	$71,314

Indefinite-lived intangible assets:
Franchise agreements		$496,166			$496,047
Wireless licenses		22,150			22,150
Licensure and accreditation		7,862			7,862
Other		4,228			13,953

		$530,406			$540,012

Note 6: Borrowings

The Company’s borrowings consist of the following (in millions):

	July 4, 2010	January 3, 2010
7.25% unsecured notes due February 1, 2019	$396.4	$396.2
Other indebtedness	3.1	3.1

Total	399.5	399.3
Less: current portion	(3.1)	(3.1)

Total long-term debt	$396.4	$396.2

The Company’s other indebtedness at July 4, 2010 and January 3, 2010 is at an interest rate of 6% and matures during 2010.

During the second quarter of 2010 and 2009, the Company had average borrowings outstanding of approximately $399.4 million and $399.1 million, respectively, at average annual interest rates of approximately 7.2%. During the second quarter of 2010 and 2009, the Company incurred net interest expense of $7.0 million and $7.2 million, respectively.

During the first six months of 2010 and 2009, the Company had average borrowings outstanding of approximately $399.4 million and $450.2 million, respectively, at average annual interest rates of approximately 7.2% and 6.7%, respectively. During each of the first six months of 2010 and 2009, the Company incurred net interest expense of $14.3 million.

At July 4, 2010, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $479.5 million, compared with the carrying amount of $396.4 million. At January 3, 2010, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $443.1 million, compared with the carrying amount of $396.2 million. The carrying value of the Company’s other unsecured debt at July 4, 2010 approximates fair value.

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 7: Earnings Per Share

The Company’s earnings per share from continuing operations (basic and diluted) for the second quarter and first six months of 2010 and 2009 are presented below (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Income from continuing operations attributable to The Washington Post Company common stockholders	$94,224	$21,221	$145,795	$19,629
Less: Amount attributable to participating securities	(662)	(79)	(990)	33

Basic income from continuing operations attributable to The Washington Post Company common stockholders	$93,562	$21,142	$144,805	$19,662

Plus: Amount attributable to participating securities	662	79	990	(33)

Diluted income from continuing operations attributable to The Washington Post Company common stockholders	$94,224	$21,221	$145,795	$19,629

Basic weighted-average shares outstanding	9,126	9,340	9,150	9,339
Effect of dilutive shares:
Stock options and restricted stock	67	60	67	61

Diluted weighted-average shares outstanding	9,193	9,400	9,217	9,400

Income per share from continuing operations attributable to The Washington Post Company common stockholders:
Basic	$10.25	$2.26	$15.83	$2.10

Diluted	$10.25	$2.25	$15.82	$2.09

The Company treats unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities and includes these securities in the computation of earnings per share under the two-class method.

For the first six months of 2010, there were 9,150,315 weighted average basic and 9,216,626 weighted average diluted shares outstanding. For the second quarter of 2010, there were 9,125,783 weighted average basic and 9,192,690 weighted average diluted shares outstanding. For the first six months of 2009, there were 9,339,445 weighted average basic and 9,400,050 weighted average diluted shares outstanding. For the second quarter of 2009, there were 9,339,815 weighted average basic and 9,400,420 weighted average diluted shares outstanding.

The diluted earnings per share amounts for the second quarter of 2010 and the first six months of 2010 exclude the effects of 51,275 stock options outstanding, as their inclusion would have been antidilutive. The diluted earnings per share amounts for the second quarter of 2009 and the first six months of 2009 exclude the effects of 86,719 and 71,719 stock options outstanding, respectively, as their inclusion would have been antidilutive.

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 8: Pension and Postretirement Plans

Defined Benefit Plans. The total (income) cost arising from the Company’s defined benefit pension plans for the second quarter and six months ended July 4, 2010 and June 28, 2009, included in income from continuing operations, consists of the following components (in thousands):

	Pension Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Service cost	$6,835	$7,835	$14,133	$15,804
Interest cost	14,993	14,513	30,187	29,159
Expected return on assets	(23,688)	(24,764)	(47,711)	(49,423)
Amortization of transition asset	(7)	(8)	(14)	(15)
Amortization of prior service cost	1,103	904	2,206	1,668
Recognized actuarial gain	—	(50)	—	(93)

Net periodic benefit	(764)	(1,570)	(1,199)	(2,900)
Early retirement programs expense	—	56,800	—	56,800

Total (income) cost	$(764)	$55,230	$(1,199)	$53,900

Newsweek offered a Voluntary Retirement Incentive Program to certain employees in November 2008 that was completed in the first quarter of 2009; early retirement program expense of $6.6 million was recorded in the first quarter of 2009, and is included in income from discontinued operations.

The Company offered a Voluntary Retirement Incentive Program to certain employees of The Washington Post newspaper in the first quarter of 2009; early retirement program expense of $56.8 million was recorded in the second quarter of 2009, funded mostly from the assets of the Company’s pension plans.

The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) for the second quarter and six months ended July 4, 2010 and June 28, 2009, including a portion included in income from discontinued operations, consists of the following components (in thousands):

	SERP
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Service cost	$344	$334	$689	$667
Interest cost	1,072	1,032	2,144	2,064
Amortization of prior service cost	102	112	203	223
Recognized actuarial loss	238	388	476	776

Total cost	$1,756	$1,866	$3,512	$3,730

Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. As of June 30, 2010 and December 31, 2009, the assets of the Company’s pension plans were allocated as follows:

	Pension Plan Asset Allocations
	June 30, 2010	December 31, 2009
U.S. equities	72%	74%
U.S. fixed income	20%	18%
International equities	8%	8%

Total	100%	100%

Essentially all of the assets are actively managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both of these managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval by the Plan administrator. As of June 30, 2010, up to 13% of the assets could be invested in international stocks, and no less than 9% of the assets could be invested in fixed-income securities. None of the assets is managed internally by the Company.

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

The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of June 30, 2010. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. Included in the assets are $161.0 million and $274.3 million of Berkshire Hathaway Class A and Class B common stock at June 30, 2010 and December 31, 2009, respectively. Approximately 52% of the Berkshire Hathaway common stock held at December 31, 2009 was sold during the first six months of 2010.

Other Postretirement Plans. The total cost (income) arising from the Company’s postretirement plans for the second quarter and six months ended July 4, 2010 and June 28, 2009, including a portion included in income from discontinued operations, consists of the following components (in thousands):

	Postretirement Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 29, 2009
Service cost	$846	$967	$1,693	$1,935
Interest cost	998	1,042	1,995	2,084
Amortization of prior service credit	(1,288)	(1,242)	(2,575)	(2,484)
Recognized actuarial gain	(512)	(782)	(1,025)	(1,564)

Net periodic cost (benefit)	44	(15)	88	(29)
Curtailment gain	—	—	—	(677)

Total cost (benefit)	$44	$(15)	$88	$(706)

The Company recorded a curtailment gain of $0.7 million in the first quarter of 2009, due to the elimination of life insurance benefits for new retirees on or after January 1, 2009.

Multiemployer Pension Plans. The Washington Post newspaper contributes to multiemployer pension plans on behalf of three union-represented employee groups: the CWA-ITU Negotiated Pension Plan on behalf of Post mailers, helpers and utility mailers; the IAM National Pension Fund on behalf of Post machinists; and the Central Pension Fund of the International Union of Operating Engineers on behalf of Post engineers, carpenters and painters. Contributions are made in accordance with the relevant collective bargaining agreements and are generally based on straight-time hours.

The Post has negotiated in collective bargaining the contractual right to withdraw from two of these plans; the right to withdraw from the CWA-ITU Negotiated Pension Plan (the Plan) has been the subject of contract negotiations that have reached an impasse. In July 2010, the Post notified the union and the Plan of its unilateral withdrawal from the Plan effective November 30, 2010. In connection with this action, The Washington Post recorded a $17.7 million charge in the second quarter of 2010 based on an estimate of the withdrawal liability. The Plan is obligated to notify the Post of the actual withdrawal liability in a timely manner at which time an adjustment to the estimated charge will be made to reflect the difference between the estimated and actual withdrawal liability. Payment of the actual withdrawal liability will relieve the Post of further liability to the Plan absent certain circumstances prescribed by law.

Note 9: Other Non-Operating (Expense) Income

A summary of non-operating (expense) income for the thirteen and twenty-six weeks ended July 4, 2010 and June 28, 2009, is as follows (in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Foreign currency (losses) gains, net	$(3.8)	$19.8	$(7.1)	$18.4
Impairment write-downs on cost method investments	—	—	—	(2.9)
Other, net	(1.4)	(0.1)	(1.4)	0.2

Total	$(5.2)	$19.7	$(8.5)	$15.7

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 10: Contingencies

Department of Education Rulemaking. In June 2010, the Department of Education released for public comment a notice of proposed rulemaking that addresses program integrity issues for postsecondary education institutions that participate in Title IV programs. The proposed regulations included, among other items, revised standards governing the payment of incentive compensation to admissions and financial aid advisors, standards around misrepresentation and the definition of “credit hour.” The Company cannot predict the substance of any final rules that may be adopted by the Department of Education with respect to program integrity issues.

In July 2010, the Department of Education released another notice of proposed rulemaking addressing substantive measurements for whether an educational program leads to gainful employment in a recognized occupation for purposes of that program’s eligibility for Title IV funds. The proposed rulemaking addressing the definition of gainful employment includes provisions whereby students at a program level must demonstrate certain levels of student loan repayment and/or a program’s graduates must achieve certain debt to income ratios for the institution’s program to remain eligible for participation in the Title IV program. Under the proposed regulation, if a program fails to meet some or all of these proposed requirements, the program’s eligibility to participate in the Title IV program may be restricted or lost entirely. The data needed to compute program eligibility under this proposed regulation is not readily accessible to the institutions, but is compiled by the Department of Education. Accordingly, the Company cannot currently predict with reasonable accuracy the impact the proposed regulation will have on its program offerings if it were enacted in its current form.

With respect to both notices of proposed rulemaking, the Department of Education would need to issue final rules by November 1, 2010, for them to be effective July 31, 2011. The changes ultimately made to the Title IV regulations could adversely affect, among other things, Kaplan’s ability to retain admissions and financial aid advisors and the ability of Kaplan Higher Education division’s programs and students to qualify for Title IV financial assistance, and could otherwise have a material adverse effect on Kaplan’s operating results.

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

Other. In January 2010, the UK government announced changes to the UK Immigration Points Based Visa System that went into effect in March. These rules have the potential to adversely impact the number of overseas students entering the UK and therefore, the number of students studying at Kaplan.

Note 11: Fair Value Measurements

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

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 4, 2010 were as follows:

		Fair Value Measurements as of July 4, 2010
	Fair Value at July 4, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Money market investments (1)	$445.0	$—	$445.0
Marketable equity securities (2)	359.2	359.2	—
Other current investments (3)	33.3	31.7	1.6

Total financial assets	$837.5	$390.9	$446.6

Liabilities:
Deferred compensation plan liabilities (4)	$63.5	$—	$63.5
7.25% unsecured notes	479.5	—	479.5

Total financial liabilities	$543.0	$—	$543.0

(1)	The Company’s money market investments are included in cash and cash equivalents.
(2)	The Company’s investments in marketable equity securities are classified as available-for-sale.
(3)	Includes U.S. Government Securities, corporate bonds, mutual funds and time deposits (with original maturities greater than 90 days, but less than one year).
(4)

Includes The Washington Post Company Deferred Compensation Plan and supplemental savings plan benefits under The Washington Post Company Supplemental Executive Retirement Plan, which are included in accrued compensation and related benefits.

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of January 3, 2010 were as follows:

		Fair Value Measurements as of January 3, 2010
	Fair Value at January 3, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Money market investments (1)	$327.8	$—	$327.8
Marketable equity securities (2)	353.9	353.9	—
Other current investments (3)	31.1	30.4	0.7

Total financial assets	$712.8	$384.3	$328.5

Liabilities:
Deferred compensation plan liabilities (4)	$66.6	$—	$66.6
7.25% unsecured notes	443.1	—	443.1

Total financial liabilities	$509.7	$—	$509.7

(1)	The Company’s money market investments are included in cash and cash equivalents.
(2)	The Company’s investments in marketable equity securities are classified as available-for-sale.
(3)	Includes U.S. Government Securities, corporate bonds, mutual funds and time deposits (with original maturities greater than 90 days, but less than one year).
(4)

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

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 12: Business Segments

Through its subsidiary Kaplan, Inc., the Company provides educational services for individuals, schools and businesses. The Company also operates principally in three areas of the media business: cable television, newspaper publishing and television broadcasting.

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

Restructuring-related expenses of $1.8 million and $7.2 million were recorded in the second quarter and first half of 2009, respectively, at Kaplan’s professional domestic training businesses (part of Test Preparation division).

Cable television operations consist of cable systems offering video, Internet, phone and other services to subscribers in midwestern, western and southern states. The principal source of revenue is monthly subscription fees charged for services.

Newspaper publishing includes the publication of newspapers in the Washington, DC, area and Everett, WA; newsprint warehousing and recycling facilities; and the Company’s electronic media publishing business (primarily washingtonpost.com). Revenues from newspaper publishing operations are derived from advertising and, to a lesser extent, from circulation.

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

In connection with the planned sale of Newsweek, the magazine publishing division is no longer included as a separate segment as its results have been reclassified to discontinued operations. Newsweek employees are participants in The Washington Post Company Retirement Plan, and Newsweek has historically been allocated a net pension credit for segment reporting purposes. Since the associated pension assets and liabilities will be retained by the Company, the associated credit has been excluded from the reclassification of Newsweek results to discontinued operations. Pension cost arising from early retirement programs at Newsweek, however, is included in discontinued operations.

The net pension credit is included with operating results for other businesses and corporate, as follows:

(in thousands)	2010	2009	2008
Quarter 1	$8,289	$8,238
Quarter 2	8,772	8,238
Quarter 3		9,080
Quarter 4		9,080

	$17,061	$34,636	$41,652

In computing income from operations by segment, the effects of equity in losses of affiliates, interest income, interest expense, other non-operating income and expense items and income taxes are not included.

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes quarterly financial information related to each of the Company’s business segments for 2010:

(in thousands)	First Quarter	Second Quarter
2010 Quarterly Operating Results
Operating revenues
Education	$711,382	$747,323
Cable television	189,358	190,558
Newspaper publishing	155,771	172,730
Television broadcasting	73,482	82,592
Other businesses and corporate office	14,134	10,693
Intersegment elimination	(2,096)	(2,084)

	$1,142,031	$1,201,812

Income (loss) from operations
Education	$57,948	$108,982
Cable television	42,536	43,790
Newspaper publishing	(13,752)	(14,300)
Television broadcasting	20,911	29,806
Other businesses and corporate office	(4,540)	(4,789)

	$103,103	$163,489

Equity in (losses) earnings of affiliates	(8,109)	2,027
Interest expense, net	(7,253)	(6,999)
Other, net	(3,321)	(5,170)

Income from continuing operations before income taxes	$84,420	$153,347

Depreciation of property, plant and equipment
Education	$18,748	$19,129
Cable television	31,626	30,722
Newspaper publishing	7,884	7,818
Television broadcasting	3,137	3,260
Other businesses and corporate office	203	204

	$61,598	$61,133

Amortization of intangible assets
Education	$5,276	$6,355
Cable television	76	75
Newspaper publishing	282	389
Television broadcasting	—	—
Other businesses and corporate office	882	785

	$6,516	$7,604

Net pension credit (expense)
Education	$(1,349)	$(1,526)
Cable television	(468)	(475)
Newspaper publishing[1]	(5,560)	(23,192)
Television broadcasting	(262)	(295)
Other businesses and corporate office	8,074	8,552

	$435	$(16,936)

[1]	Includes a $17.7 million charge in the second quarter of 2010 related to the withdrawal from a multiemployer pension plan.

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes quarterly financial information related to each of the Company’s business segments for 2009:

(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009 Quarterly Operating Results
Operating revenues
Education	$593,530	$649,323	$684,516	$709,269
Cable television	183,508	186,684	189,647	190,570
Newspaper publishing	160,891	168,765	156,281	193,345
Television broadcasting	61,163	66,653	64,599	80,236
Other businesses and corporate office	10,820	13,156	15,314	14,631
Intersegment elimination	(1,612)	(1,402)	(1,563)	(1,808)

	$1,008,300	$1,083,179	$1,108,794	$1,186,243

Income (loss) from operations
Education	$11,162	$58,107	$45,900	$79,592
Cable television	42,012	39,807	40,329	46,903
Newspaper publishing	(53,752)	(89,347)	(23,622)	3,172
Television broadcasting	12,143	14,268	15,052	29,043
Other businesses and corporate office	(2,595)	(3,382)	(3,032)	(3,881)

	$8,970	$19,453	$74,627	$154,829

Equity in losses of affiliates	(762)	(206)	(27,192)	(1,261)
Interest expense, net	(7,072)	(7,226)	(6,978)	(7,692)
Other, net	(4,043)	19,719	103	(2,582)

(Loss) income from continuing operations before income taxes	$(2,907)	$31,740	$40,560	$143,294

Depreciation of property, plant and equipment
Education	$19,681	$22,401	$19,017	$20,379
Cable television	31,099	31,099	30,800	31,209
Newspaper publishing	23,768	25,741	15,352	8,009
Television broadcasting	2,444	3,486	3,528	2,841
Other businesses and corporate office	176	187	200	267

	$77,168	$82,914	$68,897	$62,705

Amortization of intangible assets
Education	$5,541	$6,089	$5,617	$4,976
Cable television	67	85	79	79
Newspaper publishing	243	219	274	274
Television broadcasting	—	—	—	—
Other businesses and corporate office	797	798	797	707

	$6,648	$7,191	$6,767	$6,036

Impairment of goodwill and other long-lived assets
Education	$—	$—	$25,387	$—
Cable television	—	—	—	—
Newspaper publishing	—	—	—	—
Television broadcasting	—	—	—	—
Other businesses and corporate office	—	—	—	—

	$—	$—	$25,387	$—

Net pension credit (expense)
Education	$(1,132)	$(1,106)	$(1,914)	$(1,262)
Cable television	(393)	(394)	(532)	(532)
Newspaper publishing	(5,016)	(61,600)	(5,168)	(4,141)
Television broadcasting	(147)	(147)	(63)	(61)
Other businesses and corporate office	8,018	8,017	8,860	8,859

	$1,330	$(55,230)	$1,183	$2,863

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes financial information related to each of the Company’s business segments for the six months ended 2010 and 2009, as well as for the fiscal years 2009 and 2008:

(in thousands)	Six Month Period		Fiscal Year Ended
	2010	2009	2009	2008
Operating revenues
Education	$1,458,705	$1,242,853	$2,636,638	$2,331,580
Cable television	379,916	370,192	750,409	719,070
Newspaper publishing	328,501	329,656	679,282	801,265
Television broadcasting	156,074	127,816	272,651	325,146
Other businesses and corporate office	24,827	23,976	53,921	39,411
Intersegment elimination	(4,180)	(3,014)	(6,385)	(4,757)

	$2,343,843	$2,091,479	$4,386,516	$4,211,715

Income (loss) from operations
Education	$166,930	$69,269	$194,761	$206,302
Cable television	86,326	81,819	169,051	162,202
Newspaper publishing	(28,052)	(143,099)	(163,549)	(192,739)
Television broadcasting	50,717	26,411	70,506	123,495
Other businesses and corporate office	(9,329)	(5,977)	(12,890)	(67,340)

	$266,592	$28,423	$257,879	$231,920

Equity in losses of affiliates	(6,082)	(968)	(29,421)	(7,837)
Interest expense, net	(14,252)	(14,298)	(28,968)	(18,986)
Other, net	(8,491)	15,676	13,197	(2,189)

Income from continuing operations before income taxes	$237,767	$28,833	$212,687	$202,908

Depreciation of property, plant and equipment
Education	$37,877	$42,082	$81,478	$67,329
Cable television	62,348	62,198	124,207	121,310
Newspaper publishing	15,702	49,509	72,870	64,983
Television broadcasting	6,397	5,930	12,299	9,400
Other businesses and corporate office	407	363	830	532

	$122,731	$160,082	$291,684	$263,554

Amortization of intangible assets
Education	$11,631	$11,630	$22,223	$15,472
Cable television	151	152	310	307
Newspaper publishing	671	462	1,010	625
Television broadcasting	—	—	—	—
Other businesses and corporate office	1,667	1,595	3,099	6,121

	$14,120	$13,839	$26,642	$22,525

Impairment of goodwill and other long-lived assets
Education	$—	$—	$25,387	$—
Cable television	—	—	—	—
Newspaper publishing	—	—	—	65,772
Television broadcasting	—	—	—	—
Other businesses and corporate office	—	—	—	69,667

	$—	$—	$25,387	$135,439

Net pension (expense) credit
Education	$(2,875)	$(2,238)	$(5,414)	$(4,255)
Cable television	(943)	(787)	(1,851)	(1,534)
Newspaper publishing[1]	(28,752)	(66,616)	(75,925)	(87,962)
Television broadcasting	(557)	(294)	(418)	1,041
Other businesses and corporate office	16,626	16,035	33,754	39,760

	$(16,501)	$(53,900)	$(49,854)	$(52,950)

[1]	Includes a $17.7 million charge in the second quarter of 2010 related to the withdrawal from a multiemployer pension plan.

Asset information for the Company’s business segments are as follows:

	As of
	July 4, 2010	January 3, 2010	December 28, 2008
Identifiable assets
Education	$1,876,783	$2,188,328	$2,080,037
Cable television	1,141,237	1,164,209	1,204,373
Newspaper publishing	142,765	207,234	383,849
Television broadcasting	430,464	433,705	412,129
Other businesses and corporate office	1,182,327	784,124	668,290

	$4,773,576	$4,777,600	$4,748,678

Investments in marketable equity securities	359,247	353,884	333,319
Investments in affiliates	42,308	54,722	76,437
Assets of discontinued operations	54,924	—	—

Total assets	$5,230,055	$5,186,206	$5,158,434

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company’s education division comprises the following operating segments:

(in thousands)	Second Quarter Period		Six Month Period
	2010	2009	2010	2009

Operating revenues
Higher education	$475,109	$376,899	$917,693	$710,434
Test preparation[1]	109,096	118,696	211,515	232,280
Kaplan international	137,389	126,061	271,374	243,977
Kaplan ventures[2]	26,306	29,509	61,038	60,526
Kaplan corporate and other	1,283	603	2,574	1,213
Intersegment elimination	(1,860)	(2,445)	(5,489)	(5,577)

	$747,323	$649,323	$1,458,705	$1,242,853

Income (loss) from operations
Higher education	$126,243	$76,796	$212,136	$113,718
Test preparation[1]	(562)	(6,471)	(7,363)	(19,184)
Kaplan international	12,945	12,220	17,472	18,993
Kaplan ventures[2]	(7,244)	(4,158)	(13,923)	(6,270)
Kaplan corporate and other	(22,109)	(20,377)	(41,110)	(38,139)
Intersegment elimination	(291)	97	(282)	151

	$108,982	$58,107	$166,930	$69,269

Depreciation of property, plant and equipment
Higher education	$9,847	$9,290	$19,512	$18,012
Test preparation	4,108	8,404	8,058	14,729
Kaplan international	3,000	2,739	5,955	5,241
Kaplan ventures	1,134	1,011	2,319	1,981
Kaplan corporate and other	1,040	957	2,033	2,119

	$19,129	$22,401	$37,877	$42,082

Amortization of intangible assets	$6,355	$6,089	$11,631	$11,630

Kaplan stock-based incentive compensation expense	$552	$1,697	$1,087	$3,458

Identifiable assets for the Company’s education division consist of the following:

	As of
(in thousands)	June 30, 2010	December 31, 2009
Identifiable assets
Higher education	$658,118	$920,039
Test preparation	391,200	393,399
Kaplan international	643,303	671,306
Kaplan ventures	115,491	143,399
Kaplan corporate and other	68,671	60,185

	$1,876,783	$2,188,328

1	Test Preparation amounts include revenues and operating losses from Score as follows:

	Second Quarter Period	Six Month Period
(in thousands)	2009	2009
Revenues	$3,579	$8,352
Operating losses	$(18,532)	$(36,168)

2	Kaplan Ventures amounts include revenues and operating income from Education Connection as follows:

(in thousands)	Second Quarter Period		Six Month Period
	2010	2009	2010	2009
Revenues	$1,239	$6,810	$10,945	$12,940
Operating income	$496	$689	$1,710	$1,438

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.

Results of Operations

Net income available for common shares was $91.9 million ($10.00 per share) for the second quarter ended July 4, 2010, compared to net income available for common shares of $12.2 million ($1.30 per share) for the second quarter of last year. Net income includes $2.3 million ($0.25 per share) and $9.0 million ($0.95 per share) in losses from discontinued operations for the second quarter of 2010 and 2009, respectively. Income from continuing operations available for common shares was $94.2 million ($10.25 per share) for the second quarter of 2010, compared to $21.2 million ($2.25 per share) for the second quarter of 2009.

The Department of Education recently issued notices of proposed rulemaking. If enacted, the proposed rules may have a material effect on the future operations and results of Kaplan as further described in the division results below.

On August 2, 2010, the Company announced that it had entered into an agreement to sell Newsweek. The Company expects a closing date in the third quarter of 2010. Consequently, the Company’s income from continuing operations for the second quarter and year-to-date periods excludes Newsweek results, which have been reclassified to discontinued operations.

Items included in the Company’s income from continuing operations for the second quarter of 2010:

•	a $17.7 million charge recorded at The Washington Post in connection with the planned withdrawal from a multiemployer pension plan (after-tax impact of $11.0 million, or $1.19 per share); and

•	$3.8 million in non-operating unrealized foreign currency losses arising from the strengthening of the U.S. dollar (after-tax impact of $2.3 million, or $0.25 per share).

Items included in the Company’s income from continuing operations for the second quarter of 2009:

•	$56.8 million in early retirement program expense at The Washington Post (after-tax impact of $35.2 million, or $3.77 per share);

•	$15.2 million in restructuring charges related to Kaplan’s Score and Test Preparation operations (after-tax impact of $9.4 million, or $1.01 per share);

•	$14.3 million in accelerated depreciation at The Washington Post (after-tax impact of $8.8 million, or $0.95 per share); and

•	$19.8 million in non-operating unrealized foreign currency gains arising from the weakening of the U.S. dollar (after-tax impact of $12.3 million, or $1.31 per share).

Revenue for the second quarter of 2010 was $1,201.8 million, up 11% from $1,083.2 million in the second quarter of 2009. Operating income increased in the second quarter of 2010 to $163.5 million, from $19.5 million in the second quarter of 2009. Revenue and operating results improved at all of the Company’s divisions for the quarter.

For the first six months of 2010, the Company reported net income available for common shares of $137.3 million ($14.90 per share), compared to a net loss available for common shares of $6.9 million ($0.74 per share) for the same period of 2009. Net income includes $8.5 million ($0.92 per share) and $26.5 million ($2.83 per share) in losses from discontinued operations for the first six months of 2010 and 2009, respectively. Income from continuing operations available for common shares was $145.8 million ($15.82 per share) for the first six months of 2010, compared to $19.6 million ($2.09 per share) for the first six months of 2009.

Items included in the Company’s income from continuing operations for the first six months of 2010:

•	a $17.7 million charge recorded at The Washington Post in connection with the planned withdrawal from a multiemployer pension plan (after-tax impact of $11.0 million, or $1.19 per share); and

•	$7.1 million in non-operating unrealized foreign currency losses arising from the strengthening of the U.S. dollar (after-tax impact of $4.4 million, or $0.48 per share).

Items included in the Company’s income from continuing operations for the first six months of 2009:

•	$56.8 million in early retirement program expense at The Washington Post (after-tax impact of $35.2 million, or $3.77 per share);

•	$32.1 million in restructuring charges related to Kaplan’s Score and Test Preparation operations (after-tax impact of $19.9 million, or $2.13 per share);

•	$27.7 million in accelerated depreciation at The Washington Post (after-tax impact of $17.2 million, or $1.84 per share); and

•	$18.4 million in non-operating unrealized foreign currency gains arising from the weakening of the U.S. dollar (after-tax impact of $11.4 million, or $1.22 per share).

Revenue for the first half of 2010 was $2,343.8 million, up 12% from $2,091.5 million in the first half of 2009, due to increased revenues at the Company’s education, television broadcasting and cable television divisions, offset by a slight revenue decline at the Company’s newspaper division. The Company reported operating income of $266.6 million for the first half of 2010, compared to $28.4 million for the first half of 2009. Operating results improved at all of the Company’s divisions for the first half of 2010.

Education Division. Education division revenue totaled $747.3 million for the second quarter of 2010, a 15% increase over revenue of $649.3 million for the same period of 2009. Kaplan reported operating income of $109.0 million for the second quarter of 2010, up 88% from $58.1 million in the second quarter of 2009.

For the first six months of 2010, education division revenue totaled $1,458.7 million, a 17% increase over revenue of $1,242.9 million for the same period of 2009. Kaplan reported operating income of $166.9 million for the first six months of 2010, up from $69.3 million for the first six months of 2009.

A summary of Kaplan’s operating results for the second quarter and the first six months of 2010 compared to 2009 is as follows:

	Second Quarter			YTD
(In thousands)	2010	2009	% Change	2010	2009	% Change
Revenue
Higher education	$475,109	$376,899	26	$917,693	$710,434	29
Test preparation, excluding Score	109,096	115,117	(5)	211,515	223,928	(6)
Score	—	3,579	—	—	8,352	—
Kaplan international	137,389	126,061	9	271,374	243,977	11
Kaplan ventures	26,306	29,509	(11)	61,038	60,526	1
Kaplan corporate	1,283	603	—	2,574	1,213	—
Intersegment elimination	(1,860)	(2,445)	—	(5,489)	(5,577)	—

	$747,323	$649,323	15	$1,458,705	$1,242,853	17

Operating Income
Higher education	$126,243	$76,796	64	$212,136	$113,718	87
Test preparation, excluding Score	(562)	12,061	—	(7,363)	16,984	—
Score	—	(18,532)	—	—	(36,168)	—
Kaplan international	12,945	12,220	6	17,472	18,993	(8)
Kaplan ventures	(7,244)	(4,158)	(74)	(13,923)	(6,270)	—
Kaplan corporate	(15,202)	(12,591)	(21)	(28,392)	(23,051)	(23)
Kaplan stock compensation	(552)	(1,697)	67	(1,087)	(3,458)	69
Amortization of intangible assets	(6,355)	(6,089)	(4)	(11,631)	(11,630)	0
Intersegment elimination	(291)	97	—	(282)	151	—

	$108,982	$58,107	88	$166,930	$69,269	—

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

Kaplan Higher Education (KHE) includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. Higher education revenue and operating income grew significantly in the first half of 2010 due to enrollment growth, improved student retention, and increased margins. Total KHE enrollments increased 18% in the first half of 2010, compared to 31% in the first half of 2009. A summary of KHE student enrollment at June 30, 2010, and June 30, 2009, is as follows:

	As of June 30,
	2010	2009	% Change
Kaplan University	67,409	52,591	28
Kaplan Higher Education Campuses	44,812	42,112	6

	112,221	94,703	18

Kaplan University and Kaplan Higher Education Campuses enrollment at June 30, 2010, and June 30, 2009, by degree and certificate programs is as follows:

	As of June 30,
	2010	2009
Certificate	25.3%	30.7%
Associate’s	33.9%	30.6%
Bachelor’s	33.8%	33.6%
Master’s	7.0%	5.1%

	100%	100%

In June 2010, the Department of Education released for public comment a notice of proposed rulemaking that addresses program integrity issues for postsecondary education institutions that participate in Title IV programs. The proposed regulations included, among other items, revised standards governing the payment of incentive compensation to admissions and financial aid advisors, standards around misrepresentation and the definition of “credit hour.” The Company cannot predict the substance of any final rules that may be adopted by the Department of Education with respect to program integrity issues.

In July 2010, the Department of Education released another notice of proposed rulemaking addressing substantive measurements for whether an educational program leads to gainful employment in a recognized occupation for purposes of that program’s eligibility for Title IV funds. The proposed rulemaking addressing the definition of gainful employment includes provisions whereby students at a program level must demonstrate certain levels of student loan repayment and/or a program’s graduates must achieve certain debt-to- income ratios for the institution’s program to remain eligible for participation in the Title IV program. Under the proposed regulation, if a program fails to meet some or all of these proposed requirements, the program’s eligibility to participate in the Title IV program may be restricted or lost entirely. The data needed to compute program eligibility under this proposed regulation is not readily accessible to the institution, but is compiled by the Department of Education. Accordingly, the Company cannot currently predict with reasonable accuracy the impact the proposed regulation will have on its program offerings if it were enacted in its current form.

With respect to both notices of proposed rulemaking, the Department of Education would need to issue final rules by November 1, 2010, for them to be effective July 31, 2011. The changes ultimately made to the Title IV regulations could adversely affect, among other things, Kaplan’s ability to retain admissions and financial aid advisors and the ability of Kaplan Higher Education division’s programs and students to qualify for Title IV financial assistance, and could otherwise have a material adverse effect on Kaplan’s operating results.

Management has filed public comments related to the proposed rules issued in June 2010 and also plans to file comments regarding the proposed gainful employment regulation.

In the summer of 2010, the Health, Education, Labor and Pension Committee (“the Committee”) of the U.S. Senate commenced an industry-wide review of private sector higher education institutions. The institutions owned and operated by Kaplan’s Higher Education Division (KHE) are included in the scope of this industry-wide review. The scope of the hearings are being established and directed by the chairman of the Committee. Two hearings have been conducted thus far and additional hearings are anticipated. The ultimate outcome of the hearings and implications to the operation of KHE’s institutions are presently unknown.

As part of the Committee’s review of private sector higher education institutions, investigators from the United Sates Government Accountability Office (GAO) performed undercover tests at 15 private sector higher education institutions, including two campuses of KHE. In August 2010, the GAO issued a report which was critical of the recruiting tactics at several schools, including the two Kaplan campuses. The Company is in the process of evaluating the GAO findings and completing its own internal investigation.

In addition, in August 2010, Kaplan and other companies that operate private sector higher education institutions received a request from the Committee to provide extensive information dating back to 2006 covering financial results, management, operations, personnel, recruiting, enrollment, graduation, student withdrawals, receipt of Title IV funds, accreditation, regulatory compliance and other items. The Company is working to cooperate fully with the Committee’s request.

Test Preparation includes Kaplan’s standardized test preparation and tutoring offerings, as well as the professional domestic training business, K12 and other businesses. In the first quarter of 2010, the Company discontinued certain offerings of the K12 business; $3.2 million and $7.8 million in severance, assets write-offs and other closure costs were recorded in the second quarter and first half of 2010, respectively, in connection with this plan. Test preparation revenue declined 5% and 6% in the second quarter and first half of 2010, respectively. Excluding acquisitions, test preparation revenue declined 8% in both the second quarter and first half of 2010 due mostly to the termination of certain K12 offerings. Test Preparation operating results were also down in the first half of 2010 due to K12, reduced prices at the traditional test preparation programs and higher spending to expand online offerings and innovate various programs. The declines were offset by improved results at Test Preparation’s professional domestic training businesses due to expense reductions; total restructuring-related expenses of $1.8 million and $7.2 million were recorded in the second quarter and first half of 2009, respectively.

At the end of March 2009, the Company approved a plan to offer tutoring services, previously provided by Score, in Kaplan test preparation centers. The plan was substantially completed by the end of the second quarter of 2009. The Company recorded charges of $24.9 million in asset write-downs, lease terminations, severance and accelerated depreciation of fixed assets in the first half of 2009. Of this amount, $13.4 million was recorded in the second quarter of 2009.

Kaplan International includes professional training and postsecondary education businesses outside the United States, as well as English-language programs. Kaplan International revenue increased 9% and 11% in the second quarter and first six months of 2010, respectively. The increase for 2010 is the result of strong enrollment growth in the University pathways business and favorable exchange rates in the U.K., Europe, Australia and Asia. Kaplan International operating income increased in the second quarter of 2010, but was down for the first six months of 2010 largely due to increased costs at Kaplan’s English-language programs.

Kaplan Ventures is made up of a number of businesses in various stages of development that are managed separately from the other education businesses. Kaplan Ventures includes Kaplan EduNeering, Kaplan Continuing Education, Kaplan Virtual Education, Kidum, Kaplan IT Learning and other smaller businesses. Revenues at Kaplan Ventures declined 11% in the second quarter and increased 1% in the first six months of 2010, respectively; these revenue comparisons were adversely impacted by the April 2010 sale of Education Connection. Kaplan Ventures reported operating losses of $7.2 million and $13.9 million in the second quarter and first six months of 2010, respectively, compared to operating losses of $4.2 million and $6.3 million in the second quarter and first six months of 2009, respectively. The decline in results for 2010 is due to increased losses at Kaplan Virtual Education, a developing group of online high school institutions, and declines at some of the other Kaplan Ventures businesses.

Corporate represents unallocated expenses of Kaplan, Inc.’s corporate office and other minor shared activities.

Stock compensation charges relate to incentive compensation arising from equity awards under the Kaplan stock option plan. Kaplan recorded stock compensation expense of $0.6 million and $1.7 million in the second quarter of 2010 and 2009, respectively, and $1.1 million and $3.5 million in the first six months of 2010 and 2009, respectively, related to this plan.

Cable Television Division. Cable television division revenue of $190.6 million for the second quarter of 2010 represents a 2% increase from $186.7 million for the second quarter of 2009; for the first six months of 2010, revenue increased 3% to $379.9 million, from $370.2 million in the same period of 2009. The 2010 revenue increase is due to continued growth in the division’s cable modem and telephone revenues, and a $4 monthly rate increase for most basic subscribers in June 2009.

Cable division operating income increased 10% to $43.8 million in the second quarter of 2010, versus $39.8 million in the second quarter of 2009; cable division operating income for the first six months of 2010 increased 6% to $86.3 million, from $81.8 million for the first six months of 2009. The increase in operating income is due to the division’s revenue growth, offset by increased technical and sales costs.

At June 30, 2010, Revenue Generating Units (RGUs) were down 1% from the prior year due to a reduction in basic and digital subscribers, offset by growth in high-speed data and telephony subscribers. RGUs include about 6,300 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by the various franchise agreements. A summary of RGUs is as follows:

Cable Television Division Subscribers	June 30, 2010	June 30, 2009

Basic	654,228	692,076
Digital	217,073	227,840
High-speed data	406,900	386,472
Telephony	120,588	100,208

Total	1,398,789	1,406,596

Below are details of Cable division capital expenditures for the first six months of 2010 and 2009, as defined by the NCTA Standard Reporting Categories (in millions):

	2010	2009
Customer Premise Equipment	$9.7	$16.3
Commercial	0.3	—
Scaleable Infrastructure	15.5	13.0
Line Extensions	3.0	5.1
Upgrade/Rebuild	2.4	5.9
Support Capital	9.2	8.7

Total	$40.1	$49.0

Newspaper Publishing Division. Newspaper publishing division revenue totaled $172.7 million for the second quarter of 2010, an increase of 2% from revenue of $168.8 million for the second quarter of 2009; division revenue declined slightly to $328.5 million for the first six months of 2010, from $329.7 million for the first six months of 2009. Print advertising revenue at The Washington Post in the second quarter of 2010 declined 6% to $75.2 million, from $80.0 million in the second quarter of 2009, and decreased 7% to $143.9 million for the first six months of 2010, from $154.3 million for the first six months of 2009. The print revenue decline in the second quarter of 2010 is largely due to reductions in retail and classified advertising; the decline in the first half of 2010 is largely due to reductions in retail, classified and general advertising. Revenue generated by the Company’s newspaper online publishing activities, primarily washingtonpost.com and Slate, increased 14% to $26.9 million for the second quarter of 2010, versus $23.5 million for the second quarter of 2009; newspaper online revenues increased 11% to $50.6 million for the first six months of 2010, versus $45.6 million for the first six months of 2009. Display online advertising revenue grew 20% and 19% for the second quarter and first six months of 2010, respectively. Online classified advertising revenue on washingtonpost.com increased 5% for the second quarter of 2010, but decreased 4% for the first six months of 2010.

For the first six months of 2010, Post daily and Sunday circulation declined 10.7% and 9.5%, respectively, compared to the same periods of the prior year. A portion of this decline relates to increased circulation volumes in the first quarter of 2009 due to the Presidential Inauguration. For the six months ended July 4, 2010, average daily circulation at The Washington Post totaled 556,300, and average Sunday circulation totaled 776,900.

As previously disclosed, The Washington Post contributes to multiemployer plans on behalf of three union-represented employee groups. The Post has negotiated in collective bargaining the contractual right to withdraw from two of these plans; the right to withdraw from the CWA-ITU Negotiated Pension Plan (the Plan) has been the subject of contract negotiations that reached an impasse. In July 2010, the Post notified the union and the Plan of its unilateral withdrawal from the Plan effective November 30, 2010. In connection with this action, The Washington Post recorded a $17.7 million charge in the second quarter of 2010 based on an estimate of the withdrawal liability.

As previously reported, The Washington Post recorded early retirement program expense of $56.8 million in the second quarter of 2009, the costs of which are being funded primarily from the assets of the Company’s pension plans. Also as previously reported, the Post closed a printing plant in July 2009 and consolidated its printing operations. The Post also completed the consolidation of certain other operations in Washington, DC, in the first quarter of 2010. In connection with these activities, accelerated depreciation of $14.3 million and $27.7 million was recorded in the second quarter and first six months of 2009, respectively, and a $3.1 million loss on an office lease was recorded by the Company in the first quarter of 2010.

The newspaper division reported an operating loss of $14.3 million in the second quarter of 2010, compared to an operating loss of $89.3 million in the second quarter of 2009. For the first six months of 2010, the newspaper division reported an operating loss of $28.1 million, compared to an operating loss of $143.1 million for the first six months of 2009. Excluding the multiemployer pension plan charge, early retirement program expense and accelerated depreciation, operating results improved in the first half of 2010 due to expense reductions in payroll, newsprint, depreciation, bad debt and agency fees, and expense reductions at washingtonpost.com. Newsprint expense was down 17% and 26% for the second quarter and first six months of 2010, respectively, due to a decline in newsprint consumption and prices.

Television Broadcasting Division. Revenue for the television broadcasting division increased 24% in the second quarter of 2010 to $82.6 million, from $66.7 million in 2009; operating income for the second quarter of 2010 increased to $29.8 million, from $14.3 million in 2009. For the first six months of 2010, revenue increased 22% to $156.1 million, from $127.8 million in 2009; operating income for the first six months of 2010 increased 92% to $50.7 million, from $26.4 million in 2009.

The increase in revenue and operating income is due to improved advertising demand in all markets and most product categories, particularly automotive. The increased revenue and operating income also includes $5.1 million in incremental winter Olympics-related advertising at the Company’s NBC affiliates in the first quarter of 2010, and a $3.3 million and $5.5 million increase in political advertising revenue for the second quarter and first six months of 2010, respectively.

Other Businesses and Corporate Office. Other businesses and corporate office included the expenses of the Company’s corporate office, the operating results of Avenue100 Media Solutions and the pension credit previously reported in the magazine publishing division (refer to Discontinued Operations discussion below).

Equity in Earnings (Losses) of Affiliates. The Company’s equity in earnings of affiliates for the second quarter of 2010 was $2.0 million, compared to losses of $0.2 million for the second quarter of 2009. For the first six months of 2010, the Company’s equity in losses of affiliates totaled $6.1 million, compared to losses of $1.0 million for the same period of 2009.

Other Non-Operating Income (Expense). The Company recorded other non-operating expense, net, of $5.2 million for the second quarter of 2010, compared to other non-operating income, net, of $19.7 million for the second quarter of 2009. The second quarter 2010 non-operating expense, net, included $3.8 million in unrealized foreign currency losses and other items. The second quarter 2009 non-operating income, net, included $19.8 million in unrealized foreign currency gains.

The Company recorded other non-operating expense, net, of $8.5 million for the first six months of 2010, compared to other non-operating income, net, of $15.7 million for the same period of the prior year. The 2010 non-operating expense, net, included $7.1 million in unrealized foreign currency losses and other items. The 2009 non-operating income, net, included $18.4 million in unrealized foreign currency gains, offset by $2.9 million in impairment write-downs on cost method investments and other items.

As noted above, a large part of the Company’s non-operating income (expense) is from unrealized foreign currency gains or losses arising from the translation of British pound and Australian dollar-denominated intercompany loans into U.S. dollars.

A summary of non-operating income (expense) for the twenty-six weeks ended July 4, 2010 and June 28, 2009, is as follows (in millions):

	2010	2009
Foreign currency (losses) gains, net	$(7.1)	$18.4
Impairment write-downs on cost method investments	—	(2.9)
Other, net	(1.4)	0.2

Total	$(8.5)	$15.7

Net Interest Expense. The Company incurred net interest expense of $7.0 million and $14.3 million for the second quarter and first six months of 2010, respectively, compared to $7.2 million and $14.3 million for the same periods of 2009. At July 4, 2010, the Company had $399.5 million in borrowings outstanding at an average interest rate of 7.2%.

Provision for Income Taxes. The effective tax rate for both the second quarter and first six months of 2010 was 38.4%, compared to 35.9% and 36.1%, respectively, for the second quarter and first six months of 2009.

Discontinued Operations. On August 2, 2010, the Company announced that it had entered into an agreement to sell Newsweek. Consequently, the Company’s income from continuing operations for the second quarter and year-to-date periods excludes magazine publishing operations, which have been reclassified to discontinued operations, net of tax. Under the terms of the asset purchase agreement, The Washington Post Company retains the pension assets and liabilities and certain employee obligations arising prior to the sale. The resulting gain or loss at closing is not expected to be material to the financial position of The Washington Post Company. The Company expects a closing date in the third quarter of 2010.

Newsweek employees are participants in The Washington Post Company Retirement Plan, and Newsweek has historically been allocated a net pension credit for segment reporting purposes. Since the associated pension assets and liabilities will be retained by the Company, the associated credit has been excluded from the reclassification of Newsweek results to discontinued operations. The pension cost arising from early retirement programs at Newsweek, however, is included in discontinued operations.

Earnings (Losses) Per Share. The calculation of diluted earnings per share for the second quarter and first six months of 2010 was based on 9,192,690 and 9,216,626 weighted average shares outstanding, respectively, compared to 9,400,420 and 9,400,050, respectively, for the second quarter and first six months of 2009. In the first half of 2010, the Company repurchased 99,935 shares of its Class B common stock at a cost of $43.5 million.

Financial Condition: Capital Resources and Liquidity

Acquisitions and Dispositions. In the second quarter of 2010, the Company made two small acquisitions in its Other Businesses and Corporate office and Cable divisions. In the first quarter of 2010, Kaplan made one small acquisition in its Kaplan Ventures division. The Company made one small acquisition in the second quarter of 2009 and did not make any acquisitions during the first quarter of 2009.

In the second quarter of 2010, Kaplan completed the sale of Education Connection, which was part of the Kaplan Ventures division.

Capital expenditures. During the first six months of 2010, the Company’s capital expenditures totaled $84.8 million. The Company estimates that its capital expenditures will be in the range of $240 million to $265 million in 2010.

Liquidity. The Company’s borrowings increased by $0.2 million, to $399.5 million at July 4, 2010, as compared to borrowings of $399.3 million at January 3, 2010. At July 4, 2010, the Company has $659.0 million in cash and cash equivalents, compared to $477.7 million at January 3, 2010. The Company had money market investments of $445.0 million and $327.8 million that are classified as cash and cash equivalents in the Company’s condensed consolidated Balance Sheets as of July 4, 2010 and January 3, 2010, respectively.

The Company’s total debt outstanding of $399.5 million at July 4, 2010 included $396.4 million of 7.25% unsecured notes due February 1, 2019 and $3.1 million in other debt.

The Company has a $500 million revolving credit facility that expires in August 2011, which supports the issuance of the Company’s short-term commercial paper and provides for general corporate purposes. The Company did not issue any commercial paper in the first six months of 2010.

During the second quarter of 2010 and 2009, the Company had average borrowings outstanding of approximately $399.4 million and $399.1 million, respectively, at average annual interest rates of approximately 7.2%. During the second quarter of 2010 and 2009, the Company incurred net interest expense of $7.0 million and $7.2 million, respectively.

During the first six months of 2010 and 2009, the Company had average borrowings outstanding of approximately $399.4 million and $450.2 million, respectively, at average annual interest rates of approximately 7.2% and 6.7%, respectively. During the first six months of 2010 and 2009, the Company incurred net interest expense of $14.3 million.

At July 4, 2010 and January 3, 2010, the Company had working capital of $540.5 million and $398.5 million, respectively. The working capital amount at July 4, 2010 excludes current assets and current liabilities of discontinued operations. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds. In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2010.

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

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of July 4, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President-Finance, in a manner that allows timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended July 4, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended July 4, 2010, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
Apr. 5 - May 9, 2010	3,648	$439.83	3,648	688,294
May 10 - Jun. 6, 2010	—	—	—	—
Jun. 7 - Jul. 4, 2010	31,982	439.29	31,982	656,312

Total	35,630	$439.35	35,630

*	On January 21, 2010, the Company’s Board of Directors increased the authorization to a total of 750,000 shares of its Class B Common Stock. There is no expiration date for that authorization. All purchases made during the quarter ended July 4, 2010, were open market transactions.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.3	By-Laws of the Company as amended and restated through November 8, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 14, 2007).

4.1	Second Supplemental Indenture dated January 30, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor to The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 30, 2009).

4.2	Five Year Credit Agreement dated as of August 8, 2006, among the Company, Citibank, N.A., JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, SunTrust Bank, The Bank of New York, PNC Bank, National Association, Bank of America, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY
(Registrant)

Date: August 10, 2010	/S/ DONALD E. GRAHAM
Donald E. Graham, Chairman & Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2010	/S/ HAL S. JONES
Hal S. Jones, Senior Vice President-Finance (Principal Financial Officer)