Form 10-Q
period 2010-10-03
WASHINGTON POST CO
filed 2010-11-10
CIK 104889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 3, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

Shares outstanding at November 5, 2010:

Class A Common Stock	1,240,883 Shares
Class B Common Stock	7,205,624 Shares

THE WASHINGTON POST COMPANY

Index to Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	a. Condensed Consolidated Statements of Operations (Unaudited) for the Thirteen and Thirty-Nine Weeks Ended October 3, 2010 and September 27, 2009	3

	b. Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Thirteen and Thirty-Nine Weeks Ended October 3, 2010 and September 27, 2009	4

	c. Condensed Consolidated Balance Sheets at October 3, 2010 (Unaudited) and January 3, 2010	5

	d. Condensed Consolidated Statements of Cash Flows (Unaudited) for the Thirty-Nine Weeks Ended October 3, 2010 and September 27, 2009	6

	e. Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 6.	Exhibits	39

Signatures		40

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Washington Post Company

Condensed Consolidated Statements of Operations

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands, except per share amounts)	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009

Operating revenues
Education	$743,319	$684,516	$2,202,024	$1,927,369
Advertising	200,532	179,804	591,955	549,187
Circulation and subscriber	212,376	211,773	641,803	630,427
Other	33,496	32,701	97,784	93,290

	1,189,723	1,108,794	3,533,566	3,200,273

Operating costs and expenses
Operating	476,918	461,867	1,420,022	1,399,462
Selling, general and administrative	487,183	471,249	1,484,479	1,422,789
Depreciation of property, plant and equipment	61,049	68,897	183,780	228,979
Amortization of intangible assets	6,521	6,767	20,641	20,606
Impairment of goodwill and other long-lived assets	27,477	25,387	27,477	25,387

	1,059,148	1,034,167	3,136,399	3,097,223

Operating income	130,575	74,627	397,167	103,050
Other income (expense)
Equity in earnings (losses) of affiliates	2,140	(27,192)	(3,942)	(28,160)
Interest income	600	555	1,525	1,838
Interest expense	(7,633)	(7,533)	(22,810)	(23,114)
Other, net	12,486	103	3,995	15,779

Income from continuing operations before income taxes	138,168	40,560	375,935	69,393
Provision for income taxes	56,800	14,600	148,100	25,000

Income from continuing operations	81,368	25,960	227,835	44,393
Loss from discontinued operations, net of tax	(20,292)	(8,894)	(28,804)	(35,442)

Net income	61,076	17,066	199,031	8,951
Net loss attributable to noncontrolling interests	76	214	96	2,108

Net income attributable to The Washington Post Company	61,152	17,280	199,127	11,059
Redeemable preferred stock dividends	(230)	(230)	(922)	(928)

Net income available for The Washington Post Company common stockholders	$60,922	$17,050	$198,205	$10,131

Amounts attributable to The Washington Post Company common stockholders:
Income from continuing operations	$81,214	$25,944	$227,009	$45,573
Loss from discontinued operations, net of tax	(20,292)	(8,894)	(28,804)	(35,442)

Net income available for The Washington Post Company common stockholders	$60,922	$17,050	$198,205	$10,131

Per share information attributable to The Washington Post Company common stockholders:
Basic income per common share from continuing operations	$9.14	$2.76	$24.94	$4.85
Basic loss per common share from discontinued operations	(2.29)	(0.95)	(3.17)	(3.77)

Basic net income per common share	$6.85	$1.81	$21.77	$1.08

Basic average number of common shares outstanding	8,839	9,340	9,047	9,340

Diluted income per common share from continuing operations	$9.12	$2.76	$24.91	$4.85
Diluted loss per common share from discontinued operations	(2.28)	(0.95)	(3.16)	(3.77)

Diluted net income per common share	$6.84	$1.81	$21.75	$1.08

Diluted average number of common shares outstanding	8,904	9,401	9,113	9,400

The Washington Post Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009

Net income	$61,076	$17,066	$199,031	$8,951

Other comprehensive income (loss)
Foreign currency translation adjustment	19,422	11,903	5,556	31,020
Change in unrealized gain on available-for-sale securities	5,731	41,721	11,094	40,141
Pension and other postretirement plan adjustments	(363)	(54)	(3,759)	(149)

	24,790	53,570	12,891	71,012
Income tax expense related to other comprehensive income	(2,444)	(18,227)	(3,872)	(18,188)

	22,346	35,343	9,019	52,824

Comprehensive income	83,422	52,409	208,050	61,775

Comprehensive (income) loss attributable to noncontrolling interests	(1)	219	32	2,108

Total comprehensive income attributable to The Washington Post Company	$83,421	$52,628	$208,082	$63,883

The Washington Post Company

Condensed Consolidated Balance Sheets

(In thousands)	October 3, 2010	January 3, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$577,875	$477,673
Investments in marketable equity securities and other investments	399,468	385,001
Accounts receivable, net	402,060	430,669
Deferred income taxes	10,779	14,633
Inventories	5,638	16,019
Other current assets	63,905	64,069

Total current assets	1,459,725	1,388,064
Property, plant and equipment, net	1,184,615	1,239,692
Investments in affiliates	44,994	54,722
Goodwill, net	1,371,920	1,423,462
Indefinite-lived intangible assets, net	530,662	540,012
Amortized intangible assets, net	63,055	71,314
Prepaid pension cost	407,194	409,445
Deferred charges and other assets	60,042	59,495

Total assets	$5,122,207	$5,186,206

Liabilities and Equity
Current liabilities
Accounts payable and accrued liabilities	$623,171	$555,478
Income taxes payable	7,886	8,048
Deferred revenue	452,953	422,998
Dividends declared	21,002	—
Short-term borrowings	3,000	3,059

Total current liabilities	1,108,012	989,583
Postretirement benefits other than pensions	66,807	73,672
Accrued compensation and related benefits	220,161	210,640
Other liabilities	120,172	134,783
Deferred income taxes	401,293	422,838
Long-term debt	396,547	396,236

Total liabilities	2,312,992	2,227,752
Redeemable noncontrolling interest	6,767	6,907
Redeemable preferred stock	11,526	11,526
Preferred stock	—	—
Common shareholders’ equity
Common stock	20,000	20,000
Capital in excess of par value	247,853	241,435
Retained earnings	4,439,577	4,324,289
Accumulated other comprehensive income (loss)
Cumulative foreign currency translation adjustment	32,695	27,010
Unrealized gain on available-for-sale securities	85,148	78,492
Unrealized loss on pensions and other postretirement plans	(4,312)	(990)
Cost of Class B common stock held in treasury	(2,030,039)	(1,750,686)

Total The Washington Post Company common shareholders’ equity	2,790,922	2,939,550

Noncontrolling interests	—	471

Total equity	2,790,922	2,940,021

Total liabilities and equity	$5,122,207	$5,186,206

The Washington Post Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Thirty-Nine Weeks Ended
(In thousands)	October 3, 2010	September 27, 2009
Cash flows from operating activities:
Net income	$199,031	$8,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	188,451	231,651
Amortization of intangible assets	20,641	20,606
Goodwill and other long-lived asset impairment charges	27,477	25,387
Net pension benefit	(2,122)	(5,206)
Multiemployer pension plan withdrawal charge	20,355	—
Early retirement program expense	—	64,541
Foreign exchange gain	(4,824)	(18,429)
Net loss on sales of businesses	11,824	—
Equity in losses of affiliates, including impairment charges, net of distributions	3,942	28,160
Benefit for deferred income taxes	(21,391)	(22,253)
Net loss on sale or write-down of property, plant and equipment and other assets	11,621	16,890
Change in assets and liabilities:
Decrease in accounts receivable, net	9,555	72,552
Decrease in inventories	7,917	15,154
Increase (decrease) in accounts payable and accrued liabilities	2,832	(15,604)
(Decrease) increase in Kaplan stock compensation	(1,310)	5,155
Increase in deferred revenue	41,825	64,674
Decrease in income taxes payable	(110)	(7,288)
Increase in other assets and other liabilities, net	27,567	16,924
Other	186	1,772

Net cash provided by operating activities	543,467	503,637

Cash flows from investing activities:
Purchases of property, plant and equipment	(159,167)	(183,036)
Net proceeds from sales of businesses	23,064	—
Proceeds from sale of property, plant and equipment and other assets	15,418	3,481
Investments in marketable equity securities and other investments	(6,764)	(11,105)
Investments in certain businesses, net of cash acquired	(3,626)	(8,134)
Return of escrow funds from acquisition	—	4,667
Return of investment in affiliates	998	4,321
Other	(293)	712

Net cash used in investing activities	(130,370)	(189,094)

Cash flows from financing activities:
Common shares repurchased	(277,053)	(1,371)
Dividends paid	(62,855)	(61,332)
Principal payments on debt	—	(400,787)
Issuance of notes, net	—	395,329
Repayments of commercial paper, net	—	(149,983)
Other	25,216	6,460

Net cash used in financing activities	(314,692)	(211,684)

Effect of currency exchange rate change	1,797	7,267

Net increase in cash and cash equivalents	100,202	110,126
Beginning cash and cash equivalents	477,673	390,509

Ending cash and cash equivalents	$577,875	$500,635

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

The Company announced on August 2, 2010 that it had entered into an agreement to sell Newsweek. On September 30, 2010, the Company completed such sale. The operating results of Newsweek have been presented in loss from discontinued operations, net of tax, for all periods presented.

Financial Periods – The Company generally reports on a thirteen week fiscal quarter ending on the Sunday nearest the calendar quarter-end. The fiscal quarters for 2010 and 2009 ended on October 3, 2010, July 4, 2010, April 4, 2010, September 27, 2009, June 28, 2009 and March 29, 2009, respectively. With the exception of the newspaper publishing operations and the corporate office, subsidiaries of the Company report on a calendar-quarter basis.

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the thirteen and thirty-nine weeks ended October 3, 2010 and September 27, 2009 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

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

Discontinued Operations – A business is classified as a discontinued operation when (i) the operations and cash flows of the business can be clearly distinguished and have been or will be eliminated from the Company’s ongoing operations; (ii) the business has either been disposed of or is classified as held for sale; and (iii) the Company will not have any significant continuing involvement in the operations of the business after the disposal transactions. The results of discontinued operations (as well as the gain or loss on the disposal) are aggregated and separately presented in the Company’s condensed consolidated statement of operations, net of income taxes. The assets and related liabilities are aggregated and separately presented in the Company’s condensed consolidated balance sheet.

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

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Note 2: Discontinued Operations

On September 30, 2010, the Company completed the sale of Newsweek magazine. Under the terms of the asset purchase agreement, the buyer assumed Newsweek’s subscription obligations and received Newsweek’s intellectual property, target working capital and selected equipment used in the business. The Company retained the pension assets and liabilities and certain employee obligations, including severance, and other liabilities arising prior to the sale. The Company recorded an after-tax loss on the transaction of $11.5 million, which is included in “Loss from discontinued operations, net of tax” in the Company’s condensed consolidated statement of income for the third quarter and first nine months of 2010.

The results of operations of the magazine publishing division for the third quarter and first nine months of 2010 and 2009 are included in the Company’s condensed consolidated statement of income as “Loss from discontinued operations, net of tax”. All corresponding prior period operating results presented in the Company’s condensed consolidated financial statements and the accompanying notes have been reclassified to reflect the discontinued operations presented. The Company did not reclassify its consolidated balance sheet as of December 31, 2009 to reflect the discontinued operations. The Company also did not reclassify its cash flow statements to reflect the discontinued operations.

Newsweek employees were participants in The Washington Post Company Retirement Plan and Newsweek had historically been allocated a net pension credit for segment reporting purposes. Since the associated pension assets and liabilities were retained by the Company, the associated credit had been excluded from the reclassification of Newsweek results to discontinued operations. Pension cost arising from early retirement programs at Newsweek, however, is included in discontinued operations (see Note 12).

In the third quarter and first nine months of 2010, Newsweek recorded $0.8 million and $4.7 million, respectively, in accelerated depreciation and property, plant and equipment write-downs.

The summarized loss from discontinued operations, net of tax for the third quarter and first nine months of 2010 and 2009 is presented below (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Operating revenues	$28,750	$40,167	$94,231	$131,776
Operating costs and expenses	(41,149)	(53,561)	(121,842)	(187,018)

Loss from discontinued operations	(12,399)	(13,394)	(27,611)	(55,242)
Benefit from income taxes	(3,569)	(4,500)	(10,269)	(19,800)

Net loss from discontinued operations	(8,830)	(8,894)	(17,342)	(35,442)
Loss on sale of discontinued operations	(10,293)	—	(10,293)	—
Income taxes on sale of discontinued operations	1,169	—	1,169	—

Loss from discontinued operations, net of tax	$(20,292)	$(8,894)	$(28,804)	$(35,442)

Note 3: Investments

Investments in marketable equity securities at October 3, 2010 and January 3, 2010 consist of the following (in thousands):

	October 3, 2010	January 3, 2010
Total cost	$223,064	$223,064
Net unrealized gains	141,914	130,820

Total fair value	$364,978	$353,884

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

There were no new investments or sales of marketable equity securities in the first nine months of 2010. In the first quarter of 2009, the Company invested $10.8 million in the Class B common stock of Berkshire Hathaway Inc.

In the third quarter of 2009, the Company recorded $29.0 million in impairment charges at two of the Company’s affiliate investments. The loss primarily related to an impairment charge recorded on the Company’s interest in Bowater Mersey Paper Company, as a result of the challenging economic environment for newsprint producers.

Note 4: Acquisitions and Dispositions

In the second quarter of 2010, the Company made two small acquisitions in its Cable division and in Other businesses. In the first quarter of 2010, Kaplan made one small acquisition in its Kaplan Ventures division. The Company did not make any acquisitions during the third quarter of 2010. On September 30, 2010, the Company completed the sale of Newsweek. Consequently, the Company’s income from continuing operations for the third quarter and year-to-date periods excludes Newsweek results, which have been reclassified to discontinued operations (see Note 2). In the second quarter of 2010, Kaplan completed the sale of Education Connection, which was part of the Kaplan Ventures division.

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

As a result of challenges in the lead generation industry, in the third quarter of 2010, the Company performed an interim review of the carrying value of goodwill and other intangible asset at its online lead generation business, which is included within the other businesses segment. The Company failed the step one goodwill impairment test and performed a step two analysis, resulting in a $27.5 million goodwill and other intangible asset impairment charge. The Company estimated the fair value utilizing a discounted cash flow model.

The education division reorganized its operations in the third quarter of 2009 into the following four operating segments for the purpose of making operating decisions and assessing performance: Higher Education, Test Preparation, Kaplan International and Kaplan Ventures. The reorganization changed the composition of the reporting units within the education division and resulted in the reassignment of the assets and liabilities. The goodwill was allocated to the reporting units using the relative fair value approach. As a result of the reassignment and allocation, the Company performed an interim review of the carrying value of goodwill at the education division for possible impairment on both a prereorganization and postreorganization basis. No impairment of goodwill was indicated at the prereorganization reporting units. On a postreorganization basis, the Company failed the step one goodwill impairment test at two reporting units (Kaplan EduNeering and Kaplan Compliance Solutions) within the Kaplan Ventures operating segment and performed a step two analysis. The Company recorded a goodwill and other long-lived asset impairment charge of $25.4 million related to these two reporting units. The fair value of Kaplan EduNeering was determined utilizing a discounted cash flow model; the fair value of Kaplan Compliance Solutions was determined using a cost approach. Effective in the first quarter of 2010, Kaplan Compliance Solutions was moved from Kaplan Ventures to Test Preparation (see Note 12).

The Company amortizes the recorded values of its amortized intangible assets over their estimated useful lives. Amortization of intangible assets for the thirteen weeks ended October 3, 2010 and September 27, 2009 was $6.5 million and $6.8 million, respectively. Amortization of intangible assets for the thirty-nine weeks ended October 3, 2010 and September 27, 2009 was $20.6 million. Amortization of intangible assets is estimated to be approximately $7 million for the remainder of 2010, $22 million in 2011, $10 million in 2012, $5 million in 2013, $4 million in 2014 and $15 million thereafter.

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The changes in the carrying amount of goodwill related to continuing operations, by segment, for the thirty-nine weeks ended October 3, 2010 were as follows:

(in thousands)	Education	Cable Television	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Other Businesses	Total
Balance as of January 3, 2010:
Goodwill	$1,073,852	$85,488	$81,186	$203,165	$24,515	$97,342	$1,565,548
Accumulated impairment losses	(15,529)	—	(65,772)	—	—	(60,785)	(142,086)

	1,058,323	85,488	15,414	203,165	24,515	36,557	1,423,462
Acquisitions	3,999	—	—	—	—	2,810	6,809
Impairment	—	—	—	—	—	(24,634)	(24,634)
Dispositions	(19,851)	—	—	—	(24,515)	—	(44,366)
Foreign currency exchange rate changes and other	10,652	—	(3)	—	—	—	10,649

Balance as of October 3, 2010
Goodwill	1,068,652	85,488	81,183	203,165	—	100,152	1,538,640
Accumulated impairment losses	(15,529)	—	(65,772)	—	—	(85,419)	(166,720)

	$1,053,123	$85,488	$15,411	$203,165	$—	$14,733	$1,371,920

The changes in carrying amount of goodwill at the Company’s education division for the thirty-nine weeks ended October 3, 2010 were as follows:

(in thousands)	Higher Education	Test Preparation	Kaplan International	Kaplan Ventures	Total
Balance as of January 3, 2010:
Goodwill	$335,226	$236,779	$432,973	$68,874	$1,073,852
Accumulated impairment losses	—	—	—	(15,529)	(15,529)

	335,226	236,779	432,973	53,345	1,058,323
Reallocation (Note 12)	—	(14,534)	—	14,534	—
Acquisitions	—	—	—	3,999	3,999
Dispositions	—	—	—	(19,851)	(19,851)
Foreign currency exchange rate changes and other	—	81	8,881	1,690	10,652

Balance as of October 3, 2010
Goodwill	335,226	229,363	441,854	62,209	1,068,652
Accumulated impairment losses	—	(7,037)	—	(8,492)	(15,529)

	$335,226	$222,326	$441,854	$53,717	$1,053,123

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Other intangible assets consist of the following:

		As of October 3, 2010			As of January 3, 2010
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:

Non-compete agreements	2-5 years	$43,172	$30,993	$12,179	$43,886	$24,093	$19,793
Student and customer relationships	2-10 years	66,035	40,209	25,826	67,360	35,475	31,885
Databases and technology	3-5 years	10,526	1,952	8,574	12,195	3,889	8,306
Trade names and trademarks	2-10 years	28,983	14,210	14,773	19,978	10,639	9,339
Other	1-25 years	7,999	6,296	1,703	7,797	5,806	1,991

		$156,715	$93,660	$63,055	$151,216	$79,902	$71,314

Indefinite-lived intangible assets:
Franchise agreements		$496,166			$496,047
Wireless licenses		22,150			22,150
Licensure and accreditation		7,862			7,862
Other		4,484			13,953

		$530,662			$540,012

Note 6: Borrowings

Debt consists of the following (in millions):

	October 3, 2010	January 3, 2010
7.25% unsecured notes due February 1, 2019	$396.5	$396.2
Other indebtedness	3.0	3.1

Total	399.5	399.3
Less current portion	(3.0)	(3.1)

Total long-term debt	$396.5	$396.2

The Company’s other indebtedness at October 3, 2010 and January 3, 2010 is at an interest rate of 6% and matures during 2010.

During the third quarter of 2010 and 2009, the Company had average borrowings outstanding of approximately $399.5 million and $399.2 million, respectively, at average annual interest rates of approximately 7.2%. During the third quarter of 2010 and 2009, the Company incurred net interest expense of $7.0 million.

During the first nine months of 2010 and 2009, the Company had average borrowings outstanding of approximately $399.4 million and $434.9 million, respectively, at average annual interest rates of approximately 7.2% and 6.8%, respectively. During the first nine months of 2010 and 2009, the Company incurred net interest expense of $21.3 million.

At October 3, 2010, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $481.9 million, compared with the carrying amount of $396.5 million. At January 3, 2010, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $443.1 million, compared with the carrying amount of $396.2 million. The carrying value of the Company’s other unsecured debt at October 3, 2010 approximates fair value.

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 7: Earnings Per Share

The Company’s earnings per share from continuing operations (basic and diluted) for the third quarter and first nine months of 2010 and 2009 are presented below (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Income from continuing operations attributable to The Washington Post Company common stockholders	$81,214	$25,944	$227,009	$45,573
Less: Amount attributable to participating securities	(458)	(165)	(1,389)	(308)

Basic income from continuing operations attributable to The Washington Post Company common stockholders	$80,756	$25,779	$225,620	$45,265

Plus: Amount attributable to participating securities	458	165	1,389	308

Diluted income from continuing operations attributable to The Washington Post Company common stockholders	$81,214	$25,944	$227,009	$45,573

Basic weighted-average shares outstanding	8,839	9,340	9,047	9,340
Effect of dilutive shares:
Stock options and restricted stock	65	61	66	60

Diluted weighted-average shares outstanding	8,904	9,401	9,113	9,400

Income per share from continuing operations attributable to The Washington Post Company common stockholders:
Basic	$9.14	$2.76	$24.94	$4.85

Diluted	$9.12	$2.76	$24.91	$4.85

The Company treats unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities and includes these securities in the computation of earnings per share under the two-class method.

For the first nine months of 2010, there were 9,046,653 weighted average basic and 9,112,564 weighted average diluted shares outstanding. For the third quarter of 2010, there were 8,839,329 weighted average basic and 8,904,453 weighted average diluted shares outstanding. For the first nine months of 2009, there were 9,339,646 weighted average basic and 9,399,501 weighted average diluted shares outstanding. For the third quarter of 2009, there were 9,340,067 weighted average basic and 9,401,010 weighted average diluted shares outstanding.

The diluted earnings per share amounts for the third quarter of 2010 and the first nine months of 2010 exclude the effects of 59,069 and 36,125 stock options outstanding, respectively, as their inclusion would have been antidilutive. The diluted earnings per share amounts for the third quarter of 2009 and the first nine months of 2009 exclude the effects of 60,125 and 72,069 stock options outstanding, respectively, as their inclusion would have been antidilutive.

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 8: Pension and Postretirement Plans

Defined Benefit Plans. The total cost (benefit) arising from the Company’s defined benefit pension plans for the third quarter and nine months ended October 3, 2010 and September 27, 2009, consists of the following components (in thousands):

	Pension Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Service cost	$6,836	$6,713	$20,969	$22,517
Interest cost	14,993	13,918	45,180	43,077
Expected return on assets	(23,847)	(24,409)	(71,558)	(73,832)
Amortization of transition asset	(8)	(14)	(22)	(29)
Amortization of prior service cost	1,103	1,419	3,309	3,087
Recognized actuarial gain	—	67	—	(26)

Net periodic benefit	(923)	(2,306)	(2,122)	(5,206)
Early retirement programs expense	—	1,123	—	64,541
Special termination benefits	5,295	—	5,295	—
Recognition of prior service cost	2,369	—	2,369	—

Total cost (benefit)	$6,741	$(1,183)	$5,542	$59,335

In connection with the Newsweek sale, the Company recorded $5.3 million in special termination benefits expense and $2.4 million in prior service cost expense; these amounts are included in discontinued operations.

Newsweek offered a Voluntary Retirement Incentive Program to certain employees in November 2008 that was completed in the first quarter of 2009; early retirement program expense of $6.6 million was recorded in the first quarter of 2009, and is included in discontinued operations.

The Company offered a Voluntary Retirement Incentive Program to certain employees of The Washington Post newspaper in the first quarter of 2009; early retirement program expense of $56.8 million was recorded in the second quarter of 2009, funded mostly from the assets of the Company’s pension plans.

In the third quarter of 2009, the Company offered a Voluntary Retirement Incentive Program to certain employees of Robinson Terminal Warehouse Corporation; early retirement program expense of $1.1 million was recorded in the third quarter of 2009, funded mostly from the assets of the Company’s pension plans.

The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) for the third quarter and nine months ended October 3, 2010 and September 27, 2009, including a portion included in discontinued operations, consists of the following components (in thousands):

	SERP
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Service cost	$344	$334	$1,033	$1,001
Interest cost	1,072	1,032	3,216	3,096
Amortization of prior service cost	102	111	305	334
Recognized actuarial loss	238	388	714	1,164

Total cost	$1,756	$1,865	$5,268	$5,595

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. As of September 30, 2010 and December 31, 2009, the assets of the Company’s pension plans were allocated as follows:

	Pension Plan Asset Allocations
	September 30, 2010	December 31, 2009
U.S. equities	73%	74%
U.S. fixed income	21%	18%
International equities	6%	8%

Total	100%	100%

Essentially all of the assets are actively managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both of these managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval by the Plan administrator. As of September 30, 2010, up to 13% of the assets could be invested in international stocks, and no less than 9% of the assets could be invested in fixed-income securities. None of the assets is managed internally by the Company.

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

The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of September 30, 2010. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. Included in the assets are $167.0 million and $274.3 million of Berkshire Hathaway Class A and Class B common stock at September 30, 2010 and December 31, 2009, respectively. Approximately 52% of the Berkshire Hathaway common stock held at December 31, 2009 was sold during the first six months of 2010.

Other Postretirement Plans. The total (benefit) cost arising from the Company’s postretirement plans for the third quarter and nine months ended October 3, 2010 and September 27, 2009, including a portion included in discontinued operations, consists of the following components (in thousands):

	Postretirement Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Service cost	$847	$968	$2,540	$2,903
Interest cost	997	1,042	2,992	3,126
Amortization of prior service credit	(1,287)	(1,242)	(3,862)	(3,726)
Recognized actuarial gain	(513)	(782)	(1,538)	(2,346)

Net periodic cost (benefit)	44	(14)	132	(43)
Curtailment gain	(8,583)	—	(8,583)	(677)

Total benefit	$(8,539)	$(14)	$(8,451)	$(720)

The Company recorded a curtailment gain of $8.5 million in the third quarter of 2010 due to the sale of Newsweek; the gain is included in discontinued operations.

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

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

on behalf of Post engineers, carpenters and painters. Contributions are made in accordance with the relevant collective bargaining agreements and are generally based on straight-time hours.

The Post has negotiated in collective bargaining the contractual right to withdraw from two of these plans; the right to withdraw from the CWA-ITU Negotiated Pension Plan (the Plan) has been the subject of contract negotiations that have reached an impasse. In July 2010, the Post notified the union and the Plan of its unilateral withdrawal from the Plan effective November 30, 2010. In connection with this action, The Washington Post has recorded a $20.4 million charge based on an estimate of the withdrawal liability; $17.7 million of this charge was recorded in the second quarter of 2010 and $2.7 million was recorded in the third quarter of 2010. The Plan is obligated to notify the Post of the actual withdrawal liability in a timely manner at which time an adjustment to the estimated charge will be made to reflect the difference between the estimated and actual withdrawal liability. Payment of the actual withdrawal liability will relieve the Post of further liability to the Plan absent certain circumstances prescribed by law.

Note 9: Other Non-Operating Income (Expense)

A summary of non-operating income (expense) for the thirteen and thirty-nine weeks ended October 3, 2010 and September 27, 2009, is as follows (in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Foreign currency gains, net	$11.9	$—	$4.8	$18.4
Impairment write-downs on cost method investments	—	—	—	(2.9)
Other, net	0.6	0.1	(0.8)	0.3

Total	$12.5	$0.1	$4.0	$15.8

Note 10: Contingencies

Litigation and Legal Matters. A purported class action complaint was filed against the Company, Donald E. Graham and Hal S. Jones on October 28, 2010, in the U.S. District Court for the District of Columbia, by the Plumbers Local #200 Pension Fund. The complaint alleges that the Company and certain of its officers made materially false and misleading statements, or failed to disclose material facts relating to Kaplan Higher Education (KHE), in violation of the federal securities laws. The complaint seeks damages, attorneys’ fees, costs and equitable/injunctive relief. Based on an initial review of this complaint, the Company believes the complaint is without merit and intends to vigorously defend against it.

On October 19, 2010, the Florida Attorney General announced that it had commenced an investigation into alleged deceptive trade practices at five proprietary school groups located in Florida, including Kaplan. The Florida Attorney General has served KHE with a subpoena seeking records. KHE is cooperating with the investigation, but cannot at this time predict the outcome of the investigation.

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Department of Education (DOE) Program Reviews. From 2007 through 2010, the DOE undertook program reviews at four of KHE’s campus locations and at Kaplan University. The DOE has issued a final report with respect to one of the campus locations with no action taken. No final reports with respect to the other reviews have been issued. Therefore, the results of these reviews and their impact on Kaplan’s operations is uncertain.

In particular, while KHE has responded to the previously disclosed preliminary report and request for additional information (which included a complete file review of Title IV disbursements for three consecutive award years from 2005/2006 through 2007/2008) by the DOE with regard to its program review at the Broomall campus, KHE has not received a final report. With respect to the previously disclosed United States Attorney’s inquiry into the surgical tech program, the U.S. Attorney has expressed concerns about the program’s historical sufficiency of externship sites, but has not concluded its inquiry. At this time we cannot predict the ultimate impact the DOE program review or U.S. Attorney’s inquiry may have on Kaplan.

Other. In September 2010 KHE received a report from one of its accreditors, ACCSC, regarding its Riverside campus, which report requested that KHE provide ACCSC detailed information about how KHE schools intend to maintain compliance with federal regulations. KHE has responded to ACCSC’s request and at this time cannot predict if ACCSC will request additional information or take additional action. ACCSC accredits 32 Kaplan campuses.

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

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of October 3, 2010 were as follows (in millions):

		Fair Value Measurements as of October 3, 2010
	Fair Value at October 3, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Money market investments(1)	$342.5	$—	$342.5
Marketable equity securities(2)	365.0	365.0	—
Other current investments(3)	34.5	17.4	17.1

Total financial assets	$742.0	$382.4	$359.6

Liabilities:
Deferred compensation plan liabilities (4)	$66.7	$—	$66.7
7.25% Unsecured notes (5)	481.9	—	481.9

Total financial liabilities	$548.6	$—	$548.6

(1)	The Company’s money market investments are included in cash and cash equivalents.
(2)	The Company’s investments in marketable equity securities are classified as available-for-sale.
(3)	Includes U.S. Government Securities, corporate bonds, mutual funds and time deposits (with original maturities greater than 90 days, but less than one year).
(4)

Includes The Washington Post Company Deferred Compensation Plan and supplemental savings plan benefits under The Washington Post Company Supplemental Executive Retirement Plan, which are included in accrued compensation and related benefits.

(5)	See Note 6 for carrying amount of these notes.

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of January 3, 2010 were as follows (in millions):

		Fair Value Measurements as of January 3, 2010
	Fair Value at January 3, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Money market investments (1)	$327.8	$—	$327.8
Marketable equity securities (2)	353.9	353.9	—
Other current investments (3)	31.1	30.4	0.7

Total financial assets	$712.8	$384.3	$328.5

Liabilities:
Deferred compensation plan liabilities (4)	$66.6	$—	$66.6
7.25% unsecured notes (5)	443.1	—	443.1

Total financial liabilities	$509.7	$—	$509.7

(1)	The Company’s money market investments are included in cash and cash equivalents.
(2)	The Company’s investments in marketable equity securities are classified as available-for-sale.
(3)	Includes U.S. Government Securities, corporate bonds, mutual funds and time deposits (with original maturities greater than 90 days, but less than one year).
(4)

Includes The Washington Post Company Deferred Compensation Plan and supplemental savings plan benefits under The Washington Post Company Supplemental Executive Retirement Plan, which are included in accrued compensation and related benefits.

(5)	See Note 6 for carrying amount of these notes.

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

In the first quarter of 2010, Kaplan made several minor changes to its operating and reporting structure: Kaplan Compliance Solutions was moved from Kaplan Ventures to Test Preparation; Kaplan Continuing Education was moved from Test Preparation to Kaplan Ventures; and Colloquy (a business that provides online services to nonprofit higher education institutions) was moved from KHE to Kaplan Ventures. The business segments disclosed are based on this organizational structure. Segment operating results of the education division for fiscal years ended 2009 and 2008 have been restated to reflect these changes.

In the third quarter of 2009, KHE modified its method of recognizing revenue ratably over the period of instruction as services are delivered to students from a weekly convention to a daily convention, on a prospective basis. If KHE’s revenue recognition convention had been on a daily convention in prior periods, revenues and operating income in the first quarter of 2009 would have increased by $7.0 million and $6.5 million, respectively. The Company has concluded that the impact of this change was not material to the Company’s financial position or results of operations for 2009 and the related interim periods, based on its consideration of quantitative and qualitative factors.

At the end of March 2009, the Company approved a plan to offer tutoring services, previously provided at Score, in Kaplan test preparation centers. The plan was substantially completed by the end of the second quarter of 2009. The Company recorded $24.9 million in asset write-downs, lease terminations, severance and accelerated depreciation of fixed assets in the first half of 2009.

Restructuring-related expenses of $0.9 million and $8.1 million were recorded in the third quarter and first nine months of 2009, respectively, at Kaplan’s professional domestic training businesses (part of Test Preparation division).

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

Other businesses include the operating results of Avenue100 Media Solutions and other small businesses. Previously these businesses were combined with the Corporate office in the Other businesses and corporate office division. Segment operating results are now reported separately for Other businesses and Corporate office and results for fiscal years ended 2009 and 2008 have been restated to reflect these changes.

Corporate office includes the expenses of the Company’s corporate office and the pension credit previously reported in the magazine publishing division.

Due to the sale of Newsweek, the magazine publishing division is no longer included as a separate segment as its results have been reclassified to discontinued operations. Newsweek employees are participants in The Washington Post Company Retirement Plan, and Newsweek has historically been allocated a net pension credit for segment reporting purposes. Since the associated pension assets and liabilities will be retained by the Company, the associated credit has been excluded from the reclassification of Newsweek results to discontinued operations. Pension cost arising from early retirement programs at Newsweek, however, is included in discontinued operations.

The net pension credit is included with operating results for the Corporate office, as follows:

(in thousands)	2010	2009	2008
Quarter 1	$8,289	$8,238
Quarter 2	8,772	8,238
Quarter 3	8,772	9,080
Quarter 4		9,080

	$25,833	$34,636	$41,652

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In computing income from operations by segment, the effects of equity in losses of affiliates, interest income, interest expense, other non-operating income and expense items and income taxes are not included.

The following table summarizes quarterly financial information related to each of the Company’s business segments for 2010:

(in thousands)	First Quarter	Second Quarter	Third Quarter
2010 Quarterly Operating Results
Operating revenues
Education	$711,382	$747,323	$743,319
Cable television	189,358	190,558	188,694
Newspaper publishing	155,771	172,730	163,447
Television broadcasting	73,482	82,592	83,178
Other businesses	14,134	10,693	13,098
Corporate office	—	—	—
Intersegment elimination	(2,096)	(2,084)	(2,013)

	$1,142,031	$1,201,812	$1,189,723

Income (loss) from operations
Education	$57,948	$108,982	$99,100
Cable television	42,536	43,790	40,264
Newspaper publishing	(13,752)	(14,300)	(1,715)
Television broadcasting	20,911	29,806	25,283
Other businesses	(833)	(2,885)	(28,459)
Corporate office	(3,707)	(1,904)	(3,898)

	$103,103	$163,489	$130,575

Equity in (losses) earnings of affiliates	(8,109)	2,027	2,140
Interest expense, net	(7,253)	(6,999)	(7,033)
Other, net	(3,321)	(5,170)	12,486

Income from continuing operations before income taxes	$84,420	$153,347	$138,168

Depreciation of property, plant and equipment
Education	$18,748	$19,129	$19,060
Cable television	31,626	30,722	31,174
Newspaper publishing	7,884	7,818	7,416
Television broadcasting	3,137	3,260	3,182
Other businesses	59	62	72
Corporate office	144	142	145

	$61,598	$61,133	$61,049

Amortization of intangible assets
Education	$5,276	$6,355	$4,998
Cable television	76	75	74
Newspaper publishing	282	389	262
Television broadcasting	—	—	—
Other businesses	882	785	1,187
Corporate office	—	—	—

	$6,516	$7,604	$6,521

Impairment of goodwill and other long-lived assets
Education	$—	$—	$—
Cable television	—	—	—
Newspaper publishing	—	—	—
Television broadcasting	—	—	—
Other businesses	—	—	27,477
Corporate office	—	—	—

	$—	$—	$27,477

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(in thousands)	First Quarter	Second Quarter	Third Quarter
Net pension credit (expense)
Education	$(1,349)	$(1,526)	$(1,434)
Cable television	(468)	(475)	(488)
Newspaper publishing[1]	(5,560)	(23,192)	(8,088)
Television broadcasting	(262)	(295)	(278)
Other businesses	(15)	(18)	(15)
Corporate office	8,089	8,570	8,571

	$435	$(16,936)	$(1,732)

1	Includes a $17.7 million and $2.7 million charge in the second quarter and third quarter of 2010, respectively, related to the withdrawal from a multiemployer pension plan.

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes quarterly financial information related to each of the Company’s business segments for 2009:

(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009 Quarterly Operating Results
Operating revenues
Education	$593,530	$649,323	$684,516	$709,269
Cable television	183,508	186,684	189,647	190,570
Newspaper publishing	160,891	168,765	156,281	193,345
Television broadcasting	61,163	66,653	64,599	80,236
Other businesses	10,820	13,156	15,314	14,631
Corporate office	—	—	—	—
Intersegment elimination	(1,612)	(1,402)	(1,563)	(1,808)

	$1,008,300	$1,083,179	$1,108,794	$1,186,243

Income (loss) from operations
Education	$11,162	$58,107	$45,900	$79,592
Cable television	42,012	39,807	40,329	46,903
Newspaper publishing	(53,752)	(89,347)	(23,622)	3,172
Television broadcasting	12,143	14,268	15,052	29,043
Other businesses	(371)	239	30	41
Corporate office	(2,224)	(3,621)	(3,062)	(3,922)

	$8,970	$19,453	$74,627	$154,829

Equity in losses of affiliates	(762)	(206)	(27,192)	(1,261)
Interest expense, net	(7,072)	(7,226)	(6,978)	(7,692)
Other, net	(4,043)	19,719	103	(2,582)

(Loss) income from continuing operations before income taxes	$(2,907)	$31,740	$40,560	$143,294

Depreciation of property, plant and equipment
Education	$19,681	$22,401	$19,017	$20,379
Cable television	31,099	31,099	30,800	31,209
Newspaper publishing	23,768	25,741	15,352	8,009
Television broadcasting	2,444	3,486	3,528	2,841
Other businesses	22	32	46	51
Corporate office	154	155	154	216

	$77,168	$82,914	$68,897	$62,705

Amortization of intangible assets
Education	$5,541	$6,089	$5,617	$4,976
Cable television	67	85	79	79
Newspaper publishing	243	219	274	274
Television broadcasting	—	—	—	—
Other businesses	797	798	797	707
Corporate office	—	—	—	—

	$6,648	$7,191	$6,767	$6,036

Impairment of goodwill and other long-lived assets
Education	$—	$—	$25,387	$—
Cable television	—	—	—	—
Newspaper publishing	—	—	—	—
Television broadcasting	—	—	—	—
Other businesses	—	—	—	—
Corporate office	—	—	—	—

	$—	$—	$25,387	$—

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net pension credit (expense)
Education	$(1,132)	$(1,106)	$(1,914)	$(1,262)
Cable television	(393)	(394)	(532)	(532)
Newspaper publishing	(5,016)	(61,600)	(5,168)	(4,141)
Television broadcasting	(147)	(147)	(63)	(61)
Other businesses	(20)	(21)	(20)	(21)
Corporate office	8,038	8,038	8,880	8,880

	$1,330	$(55,230)	$1,183	$2,863

The following table summarizes financial information related to each of the Company’s business segments for the nine months ended 2010 and 2009, as well as for the fiscal years 2009 and 2008:

(in thousands)	Nine Month Period		Fiscal Year Ended
	2010	2009	2009	2008

Operating revenues
Education	$2,202,024	$1,927,369	$2,636,638	$2,331,580
Cable television	568,610	559,839	750,409	719,070
Newspaper publishing	491,948	485,937	679,282	801,265
Television broadcasting	239,252	192,415	272,651	325,146
Other businesses	37,925	39,290	53,921	39,411
Corporate office	—	—	—	—
Intersegment elimination	(6,193)	(4,577)	(6,385)	(4,757)

	$3,533,566	$3,200,273	$4,386,516	$4,211,715

Income (loss) from operations
Education	$266,030	$115,169	$194,761	$206,302
Cable television	126,590	122,148	169,051	162,202
Newspaper publishing	(29,767)	(166,721)	(163,549)	(192,739)
Television broadcasting	76,000	41,463	70,506	123,495
Other businesses	(32,177)	(102)	(61)	(69,835)
Corporate office	(9,509)	(8,907)	(12,829)	2,495

	$397,167	$103,050	$257,879	$231,920

Equity in losses of affiliates	(3,942)	(28,160)	(29,421)	(7,837)
Interest expense, net	(21,285)	(21,276)	(28,968)	(18,986)
Other, net	3,995	15,779	13,197	(2,189)

Income from continuing operations before income taxes	$375,935	$69,393	$212,687	$202,908

Depreciation of property, plant and equipment
Education	$56,937	$61,099	$81,478	$67,329
Cable television	93,522	92,998	124,207	121,310
Newspaper publishing	23,118	64,861	72,870	64,983
Television broadcasting	9,579	9,458	12,299	9,400
Other businesses	193	100	151	54
Corporate office	431	463	679	478

	$183,780	$228,979	$291,684	$263,554

Amortization of intangible assets
Education	$16,629	$17,247	$22,223	$15,472
Cable television	225	231	310	307
Newspaper publishing	933	736	1,010	625
Television broadcasting	—	—	—	—
Other businesses	2,854	2,392	3,099	6,121
Corporate office	—	—	—	—

	$20,641	$20,606	$26,642	$22,525

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(in thousands)	Nine Month Period		Fiscal Year Ended
	2010	2009	2009	2008
Impairment of goodwill and other long-lived assets
Education	$—	$25,387	$25,387	$—
Cable television	—	—	—	—
Newspaper publishing	—	—	—	65,772
Television broadcasting	—	—	—	—
Other businesses	27,477	—	—	69,667
Corporate office	—	—	—	—

	$27,477	$25,387	$25,387	$135,439

Net pension (expense) credit
Education	$(4,309)	$(4,152)	$(5,414)	$(4,255)
Cable television	(1,431)	(1,319)	(1,851)	(1,534)
Newspaper publishing[1]	(36,840)	(71,784)	(75,925)	(87,962)
Television broadcasting	(835)	(357)	(418)	1,041
Other businesses	(48)	(61)	(82)	(67)
Corporate office	25,230	24,956	33,836	39,827

	$(18,233)	$(52,717)	$(49,854)	$(52,950)

[1]	Includes a $20.4 million charge in the first nine months of 2010, related to the withdrawal from a multiemployer pension plan.

Asset information for the Company’s business segments are as follows:

(in thousands)	As of
	October 3, 2010	January 3, 2010	December 28, 2008
Identifiable assets
Education	$1,964,428	$2,188,328	$2,080,037
Cable television	1,146,276	1,164,209	1,204,373
Newspaper publishing	142,627	207,234	383,849
Television broadcasting	425,167	433,705	412,129
Other businesses	18,535	54,418	57,092
Corporate office	1,015,202	729,706	611,198

	$4,712,235	$4,777,600	$4,748,678

Investments in marketable equity securities	364,978	353,884	333,319
Investments in affiliates	44,994	54,722	76,437

Total assets	$5,122,207	$5,186,206	$5,158,434

The Washington Post Company

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company’s education division comprises the following operating segments:

(in thousands)	Third Quarter Period		Nine Month Period
	2010	2009	2010	2009
Operating revenues
Higher education	$465,703	$408,537	$1,383,396	$1,118,971
Test preparation[1]	101,491	108,591	313,006	340,871
Kaplan international	151,208	138,089	422,582	382,066
Kaplan ventures[2]	24,865	31,102	85,903	91,628
Kaplan corporate and other	1,375	728	3,949	1,941
Intersegment elimination	(1,323)	(2,531)	(6,812)	(8,108)

	$743,319	$684,516	$2,202,024	$1,927,369

Income (loss) from operations
Higher education	$117,319	$90,026	$329,455	$203,744
Test preparation[1]	(2,368)	3,527	(9,731)	(15,657)
Kaplan international	14,904	8,311	32,376	27,304
Kaplan ventures[2]	(11,428)	(7,864)	(25,351)	(14,134)
Kaplan corporate and other	(19,357)	(48,185)	(60,467)	(86,324)
Intersegment elimination	30	85	(252)	236

	$99,100	$45,900	$266,030	$115,169

Depreciation of property, plant and equipment
Higher education	$10,121	$9,712	$29,633	$27,724
Test preparation	3,726	4,190	11,784	18,919
Kaplan international	3,054	3,023	9,009	8,264
Kaplan ventures	1,107	1,022	3,426	3,003
Kaplan corporate and other	1,052	1,070	3,085	3,189

	$19,060	$19,017	$56,937	$61,099

Amortization of intangible assets	$4,998	$5,617	$16,629	$17,247

Impairment of goodwill and other long-lived assets	$—	$25,387	$—	$25,387

Kaplan stock-based incentive compensation (credit) expense	$(2,397)	$1,697	$(1,310)	$5,155

Identifiable assets for the Company’s education division consist of the following:

	As of
(in thousands)	September 30, 2010	December 31, 2009
Identifiable assets
Higher education	$654,530	$920,039
Test preparation	391,227	393,399
Kaplan international	739,360	671,306
Kaplan ventures	121,442	143,399
Kaplan corporate and other	57,869	60,185

	$1,964,428	$2,188,328

1	Test Preparation amounts include revenues and operating losses from Score as follows:

(in thousands)	Third Quarter Period 2009	Nine Month Period 2009
Revenues	$205	$8,557
Operating losses	$(371)	$(36,539)

2	Kaplan Ventures amounts include revenues and operating income from Education Connection as follows:

(in thousands)	Third Quarter Period		Nine Month Period
	2010	2009	2010	2009
Revenues	$—	$7,901	$10,945	$20,841
Operating income	$—	$1,081	$1,701	$2,519

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.

Results of Operations

Net income available for common shares was $60.9 million ($6.84 per share) for the third quarter ended October 3, 2010, compared to net income available for common shares of $17.1 million ($1.81 per share) for the third quarter of last year. Net income includes $20.3 million ($2.28 per share) and $8.9 million ($0.95 per share) in losses from discontinued operations for the third quarter of 2010 and 2009, respectively. Income from continuing operations available for common shares was $81.2 million ($9.12 per share) for the third quarter of 2010, compared to $25.9 million ($2.76 per share) for the third quarter of 2009. There were fewer diluted average shares outstanding in 2010.

Kaplan’s higher education businesses are subject to a number of recently enacted and pending regulations by the Department of Education. Also, Kaplan is launching a new program entitled the “Kaplan Commitment” that includes a “risk-free period” of enrollment. The recent and potential rulemaking activities and the “Kaplan Commitment” could have a material adverse effect on Kaplan’s operating results.

On September 30, 2010, the Company completed the sale of Newsweek. Consequently, the Company’s income from continuing operations for the third quarter and year-to-date periods excludes Newsweek results, which have been reclassified to discontinued operations.

Items included in the Company’s income from continuing operations for the third quarter of 2010:

•

A $27.5 million goodwill and other long-lived assets impairment charge at the Company’s online lead generation business, included in other businesses (after-tax impact of $26.3 million, or $2.96 per share); and

•	$11.9 million in non-operating unrealized foreign currency gains arising from the weakening of the U.S. dollar (after-tax impact of $7.5 million, or $0.84 per share).

Items included in the Company’s income from continuing operations for the third quarter of 2009:

•	$6.1 million in accelerated depreciation at The Washington Post (after-tax impact of $3.8 million, or $0.40 per share);

•	A $25.4 million goodwill and other long-lived assets impairment charge related to Kaplan Ventures (after-tax impact of $18.8 million, or $2.00 per share); and

•	A decline in equity in earnings (losses) of affiliates associated with $29.0 million in impairment charges at two of the Company’s affiliates (after-tax impact of $18.8 million, or $2.00 per share).

Revenue for the third quarter of 2010 was $1,189.7 million, up 7% from $1,108.8 million in the third quarter of 2009, due to increased revenues at the education, television broadcasting and newspaper publishing divisions, offset by a small decrease at the cable television division. Operating income increased in the third quarter of 2010 to $130.6 million, from $74.6 million in the third quarter of 2009, due to improved operating results at the education, television broadcasting and newspaper publishing divisions.

For the first nine months of 2010, the Company reported net income available for common shares of $198.2 million ($21.75 per share), compared to net income available for common shares of $10.1 million ($1.08 per share) for the same period of 2009. Net income includes $28.8 million ($3.16 per share) and $35.4 million ($3.77 per share) in losses from discontinued operations for the first nine months of 2010 and 2009, respectively. Income from continuing operations available for common shares was $227.0 million ($24.91 per share) for the first nine months of 2010, compared to $45.6 million ($4.85 per share) for the first nine months of 2009. There were fewer diluted average shares outstanding in 2010.

Items included in the Company’s income from continuing operations for the first nine months of 2010:

•	A $20.4 million charge recorded at The Washington Post in connection with the planned withdrawal from a multiemployer pension plan (after-tax impact of $12.7 million, or $1.38 per share);

•

A $27.5 million goodwill and other long-lived assets impairment charge at the Company’s online lead generation business, included in other businesses (after-tax impact of $26.3 million, or $2.96 per share); and

•	$4.8 million in non-operating unrealized foreign currency gains arising from the weakening of the U.S. dollar (after-tax impact of $3.1 million, or $0.36 per share).

Items included in the Company’s income from continuing operations for the first nine months of 2009:

•	$56.8 million in early retirement program expense at The Washington Post (after-tax impact of $35.2 million, or $3.77 per share);

•	$33.0 million in restructuring charges related to Kaplan’s Score and Test Preparation operations (after-tax impact of $20.5 million, or $2.18 per share);

•	$33.8 million in accelerated depreciation at The Washington Post (after-tax impact of $21.0 million, or $2.23 per share);

•	A $25.4 million goodwill and other long-lived assets impairment charge related to Kaplan Ventures (after-tax impact of $18.8 million, or $2.00 per share);

•

A decline in equity in earnings (losses) of affiliates associated with $29.0 million in impairment charges at two of the Company’s affiliates (after-tax impact of $18.8 million, or $2.00 per share); and

•	$18.4 million in non-operating unrealized foreign currency gains arising from the weakening of the U.S. dollar (after-tax impact of $11.4 million, or $1.21 per share).

Revenue for the first nine months of 2010 was $3,533.6 million, up 10% from $3,200.3 million in the first nine months of 2009. The Company reported operating income of $397.2 million for the first nine months of 2010, compared to $103.1 million for the first nine months of 2009. Revenue and operating results improved at all of the Company’s divisions for the first nine months of 2010.

Education Division. Education division revenue totaled $743.3 million for the third quarter of 2010, a 9% increase over revenue of $684.5 million for the same period of 2009. Kaplan reported operating income of $99.1 million for the third quarter of 2010, up from $45.9 million in the third quarter of 2009. Results for the third quarter of 2009 included a goodwill and other long-lived assets impairment charge of $25.4 million related to two businesses at Kaplan Ventures.

For the first nine months of 2010, education division revenue totaled $2,202.0 million, a 14% increase over revenue of $1,927.4 million for the same period of 2009. Kaplan reported operating income of $266.0 million for the first nine months of 2010, up from $115.2 million for the first nine months of 2009. Results for the first nine months of 2010 included $7.8 million in restructuring costs related to Kaplan’s K12 business; results for the first nine months of 2009 included $33.0 million in restructuring charges related to Score and Test Preparation operations and a $25.4 million goodwill and other long-lived assets impairment charge related to two businesses at Kaplan Ventures.

A summary of Kaplan’s operating results for the third quarter and the first nine months of 2010 compared to 2009 is as follows:

(In thousands)	Third Quarter			YTD
	2010	2009	% Change	2010	2009	% Change
Revenue
Higher education	$465,703	$408,537	14	$1,383,396	$1,118,971	24
Test prep, excluding Score	101,491	108,386	(6)	313,006	332,314	(6)
Score	—	205	—	—	8,557	—
Kaplan international	151,208	138,089	10	422,582	382,066	11
Kaplan ventures	24,865	31,102	(20)	85,903	91,628	(6)
Kaplan corporate	1,375	728	89	3,949	1,941	—
Intersegment elimination	(1,323)	(2,531)	—	(6,812)	(8,108)	—

	$743,319	$684,516	9	$2,202,024	$1,927,369	14

Operating income (loss)
Higher education	$117,319	$90,026	30	$329,455	$203,744	62
Test prep, excluding Score	(2,368)	3,898	—	(9,731)	20,882	—
Score	—	(371)	—	—	(36,539)	—
Kaplan international	14,904	8,311	79	32,376	27,304	19
Kaplan ventures	(11,428)	(7,864)	(45)	(25,351)	(14,134)	(79)
Kaplan corporate	(16,756)	(15,484)	(8)	(45,148)	(38,535)	(17)
Kaplan stock compensation	2,397	(1,697)	—	1,310	(5,155)	—
Amortization of intangible assets	(4,998)	(5,617)	11	(16,629)	(17,247)	4
Impairment of goodwill and other long-lived assets	—	(25,387)	—	—	(25,387)	—
Intersegment elimination	30	85	—	(252)	236	—

	$99,100	$45,900	—	$266,030	$115,169	—

Kaplan Higher Education (KHE). KHE includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. KHE revenue and operating income grew in the first nine months of 2010 due to enrollment growth, improved student retention and increased margins. Total KHE enrollments increased 8% compared to enrollments at September 30, 2009. KHE enrollments in the prior year increased 28% compared to enrollments at September 30, 2008. A summary of KHE student enrollments at September 30, 2010, and September 30, 2009, is as follows:

	As of September 30,		% Change
	2010	2009

Kaplan University	67,752	56,115	21
Kaplan Higher Education Campuses	44,389	47,734	(7)

	112,141	103,849	8

Kaplan University and KHE Campuses enrollments at September 30, 2010, and September 30, 2009, by degree and certificate programs are as follows:

	As of September 30,
	2010	2009
Certificate	22.2%	27.1%
Associate’s	34.7%	32.9%
Bachelor’s	35.7%	35.4%
Master’s	7.4%	4.6%

	100%	100%

Department of Education (DOE) Rulemaking and “Kaplan Commitment” Program. In October 2010, the DOE released rules that address program integrity issues for postsecondary education institutions that participate in Title IV programs. The rules include, among other items, state approval processes, DOE program approval processes, revised standards governing the payment of incentive compensation to admissions and financial aid advisors, standards around misrepresentation and the definition of “credit hour.” The Company is taking steps to fully comply with these rules but cannot currently predict the impact that these rules will have on its operations and future operating results.

In July 2010, the DOE released a notice of proposed rulemaking addressing substantive measurements for whether an educational program leads to gainful employment in a recognized occupation for purposes of that program’s eligibility for Title IV funds. The proposed rulemaking addressing the definition of gainful employment includes provisions whereby students at a program level must demonstrate certain levels of student loan repayment and/or a program’s graduates must achieve certain debt-to-income ratios for the institution’s program to remain eligible for participation in the Title IV program. If a program fails to meet some or all of these proposed requirements, the program’s eligibility to participate in the Title IV program may be restricted or lost entirely. Some of the data needed to compute program eligibility under this proposed regulation is not readily accessible to the institutions, but is compiled by the DOE.

The Company cannot currently predict with reasonable accuracy the impact the proposed regulation would have on its program offerings if it were enacted in its current form. However, the Company expects that this regulation if enacted as proposed would significantly impact Kaplan’s operating results as some or all institutions owned by Kaplan might be required to limit program offerings to ensure compliance with the restrictions of the proposed gainful employment rule. The Company has filed public comments related to the proposed rulemaking on gainful employment. The DOE plans to issue final rules in early 2011 for an effective date on July 1, 2012.

In September 2010, KHE announced a new program entitled the “Kaplan Commitment,” which has commenced and will be fully operational by the end of 2010. Under this program, students of Kaplan University, Kaplan College and other KHE schools may enroll in classes for several weeks and assess whether their educational experience meets their needs and expectations before incurring a financial obligation. Kaplan will also conduct academic assessments to help determine whether students are likely to be successful in their chosen course of study. Students who choose to withdraw from the program during this time frame (“risk-free period”) and students who do not pass the academic evaluation will not have to pay for the coursework. In general, the risk-free period is approximately four weeks for diploma programs and five weeks for Associate’s and Bachelor’s degrees.

This program and related initiatives are designed to benefit students and will likely have a significant impact on the future operations of KHE, including student enrollment and retention, tuition revenues, operating income and cash flow. Based on historical student withdrawal and performance patterns and assuming students who withdrew during early academic terms would have instead availed themselves of the Kaplan Commitment, management estimates that KHE revenues would have been approximately $100 million less in the first nine months of 2010 had the provisions of the Kaplan Commitment commenced on January 1, 2010. Management is not able to estimate whether the Kaplan Commitment will cause student retention patterns to differ from historical levels or whether additional students will be attracted to Kaplan as a result of the risk-free offering.

The recent and potential rulemaking activities and the “Kaplan Commitment” could have a material adverse effect on Kaplan’s operating results.

U.S. Senate Committee Review. In the summer of 2010, the Health, Education, Labor and Pension Committee (“the HELP Committee”) of the U.S. Senate commenced an industry-wide review of private sector higher education institutions. The institutions owned and operated by KHE are included in the scope of this industry-wide review. The scope of the hearings are being established and directed by the chairman of the HELP Committee. Hearings have been conducted thus far and additional hearings are anticipated. The ultimate outcome of the hearings and implications to the operation of KHE’s institutions are presently unknown.

As part of the HELP Committee’s review of private sector higher education institutions, investigators from the United States Government Accountability Office (GAO) performed undercover tests at 15 private sector higher education institutions, including two campuses of KHE. In August 2010, the GAO issued a report which was critical of the recruiting tactics at several schools, including the two Kaplan campuses. The Company has evaluated the GAO findings, conducted an internal investigation and taken appropriate action.

On August 5, 2010 the HELP Committee sent a document request to numerous proprietary schools including Kaplan. The HELP Committee indicated that it is interested in investigating the receipt and use of federal student loan funds at proprietary higher education institutions, and potentially proposing additional legislation related to the sector. KHE is complying with the request. At this time we cannot predict the ultimate impact the investigation may have on Kaplan.

Test Preparation. Test Preparation includes Kaplan’s standardized test preparation and tutoring offerings, as well as the domestic professional training business, K12 and other businesses. In the first quarter of 2010, the Company discontinued certain offerings of the K12 business; $7.8 million in severance, asset write-offs and other closure costs were recorded in the first nine months of 2010 in connection with this plan. Test preparation revenue declined 6% in both the third quarter and first nine months of 2010. Excluding acquisitions, test preparation revenue declined 10% and 9% for the third quarter and first nine months of 2010, respectively, due mostly to the termination of certain K12 offerings. Test preparation operating results were also down in the first nine months of 2010 due to K12, reduced prices at the traditional test preparation programs and higher spending to expand online offerings and innovate various programs. The declines were offset by improved results at test preparation’s domestic professional training businesses due to expense reductions; total restructuring-related expenses of $0.9 million and $8.1 million were recorded in the third quarter and first nine months of 2009, respectively.

Kaplan Test Preparation recently announced a plan to reorganize its business consistent with the migration of students to Kaplan’s online and hybrid test preparation offerings. In conjunction with this plan, Kaplan intends to reduce the number of leased test preparation centers over the next 18 months. The Company estimates that approximately $20.0 million in costs will be incurred related to this plan, mostly comprised of charges related to early lease termination and property, plant and equipment write-downs.

In March 2009, the Company approved a plan to close its Score tutoring centers. The Company recorded charges of $24.9 million in asset write-downs, lease terminations, severance and accelerated depreciation of fixed assets in the first half of 2009.

Kaplan International. Kaplan International includes professional training and postsecondary education businesses outside the United States, as well as English-language programs. Kaplan International revenue increased 10% and 11% in the third quarter and first nine months of 2010, respectively, with increases in operating income for these periods as well. The increases in revenue and operating income for 2010 are primarily the result of enrollment growth in the pathway and other higher education programs in the U.K., Singapore and Australia. The rise in revenue is also due to increased English-language program revenue and favorable exchange rates in Europe, Australia and Singapore.

Kaplan Ventures. Kaplan Ventures is made up of a number of businesses in various stages of development that are managed separately from the other education businesses. Revenues at Kaplan Ventures declined 20% in the third quarter and decreased 6% in the first nine months of 2010, respectively; these revenue comparisons were adversely impacted by the April 2010 sale of a business unit within the division. Kaplan Ventures reported operating losses of $11.4 million and $25.4 million in the third quarter and first nine months of 2010, respectively, compared to operating losses of $7.9 million and $14.1 million in the third quarter and first nine months of 2009, respectively. The decline in results for the first nine months of 2010 is due to the sale of the above noted business, decreased operating margins at several of Kaplan Ventures’ established businesses, and increased investment in certain developing business units, including Kaplan Virtual Education, a developing group of online high school institutions. A goodwill and other long-lived assets impairment charge of $25.4 million was recorded at Kaplan in the third quarter of 2009 related to certain Kaplan Ventures businesses, as the book value of these businesses exceeded their estimated fair value.

Corporate. Corporate represents unallocated expenses of Kaplan, Inc.’s corporate office and other minor shared activities.

Stock Compensation. Stock compensation relates to incentive compensation arising from equity awards under the Kaplan stock option plan. Kaplan recorded a stock compensation credit of $2.4 million and $1.3 million for the third quarter and first nine months of 2010, respectively, compared to stock compensation expense of $1.7 million and $5.2 million for the third quarter and first nine months of 2009, respectively. The stock compensation credit for 2010 relates to an estimated decline in the fair value of Kaplan common stock since the end of 2009.

Cable Television Division. Cable television division revenue declined slightly for the third quarter of 2010 to $188.7 million, from $189.6 million for the third quarter of 2009; for the first nine months of 2010, revenue increased 2% to $568.6 million, from $559.8 million in the same period of 2009. The revenue increase for the first nine months of 2010 is due to continued growth of the division’s cable modem and telephone revenues.

Cable division operating income was $40.3 million for the third quarter of 2010 and 2009; cable division operating income for the first nine months of 2010 increased 4% to $126.6 million, from $122.1 million for the first nine months of 2009. The increase in operating income is due to the division’s revenue growth, offset by increased technical and sales costs.

At September 30, 2010, Revenue Generating Units (RGUs) were up 2% from the prior year due to growth in high-speed data and telephony subscribers, offset by a decrease in basic and digital subscribers. RGUs include about 6,200 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by the various franchise agreements. A summary of RGUs is as follows:

Cable Television Division Subscribers	September 30, 2010	September 30, 2009
Basic	650,902	677,751
Digital	214,071	221,564
High-speed data	416,690	388,567
Telephony	137,709	105,211

Total	1,419,372	1,393,093

Below are details of Cable division capital expenditures for the first nine months of 2010 and 2009, as defined by the NCTA Standard Reporting Categories (in millions):

	2010	2009
Customer Premise Equipment	$16.1	$21.0
Commercial	0.7	—
Scaleable Infrastructure	37.8	17.3
Line Extensions	5.0	8.2
Upgrade/Rebuild	4.3	7.6
Support Capital	14.0	12.7

Total	$77.9	$66.8

Newspaper Publishing Division. Newspaper publishing division revenue totaled $163.4 million for the third quarter of 2010, an increase of 5% from revenue of $156.3 million for the third quarter of 2009; division revenue increased 1% to $491.9 million for the first nine months of 2010, from $485.9 million for the first nine months of 2009. Print advertising revenue at The Washington Post in the third quarter of 2010 increased 3% to $72.0 million, from $70.0 million in the third quarter of 2009, but decreased 4% to $215.9 million for the first nine months of 2010, from $224.4 million for the first nine months of 2009. The print revenue increase in the third quarter of 2010 is largely due to an increase in general advertising; the decline in the first nine months of 2010 is largely due to reductions in retail and classified advertising. Revenue generated by the Company’s newspaper online publishing activities, primarily washingtonpost.com and Slate, increased 21% to $27.2 million for the third quarter of 2010, versus $22.6 million for the third quarter of 2009; newspaper online revenues increased 14% to $77.8 million for the first nine months of 2010, versus $68.1 million for the first nine months of 2009. Display online advertising revenue grew 26% and 21% for the third quarter and first nine months of 2010, respectively. Online classified advertising revenue on washingtonpost.com increased 6% for the third quarter of 2010, but decreased 1% for the first nine months of 2010.

For the first nine months of 2010, Post daily and Sunday circulation declined 8.7% and 8.3%, respectively, compared to the same periods of the prior year. A portion of this decline relates to increased circulation volumes in the first quarter of 2009 due to the Presidential Inauguration. For the nine months ended October 3, 2010, average daily circulation at The Washington Post totaled 548,400, and average Sunday circulation totaled 770,800.

As previously disclosed, The Washington Post contributes to multiemployer plans on behalf of three union-represented employee groups. The Post has negotiated in collective bargaining the contractual right to withdraw from two of these plans; the right to withdraw from the CWA-ITU Negotiated Pension Plan (CWA-ITU Plan) has been the subject of contract negotiations that reached an impasse. In July 2010, the Post notified the union and the CWA-ITU Plan of its unilateral withdrawal from the Plan effective November 30, 2010. In connection with this action, The Washington Post has recorded a $20.4 million charge based on an estimate of the withdrawal liability; $17.7 million of this charge was recorded in the second quarter of 2010, and $2.7 million was recorded in the third quarter of 2010.

As previously reported, The Washington Post recorded early retirement program expense of $56.8 million in the second quarter of 2009, and Robinson Terminal Warehouse Corporation recorded early retirement program expense of $1.1 million in the third quarter of 2009. The costs of these early retirement programs are being funded mostly from the assets of the Company’s pension plans. Also as previously reported, the Post closed a printing plant in July 2009 and consolidated its printing operations. The Post also completed the consolidation of certain other operations in Washington, DC, in the first quarter of 2010. In connection with these activities, accelerated depreciation of $6.1 million and $33.8 million was recorded in the third quarter and first nine months of 2009, respectively, and a $3.1 million loss on an office lease was recorded by the Company in the first quarter of 2010.

The newspaper division reported an operating loss of $1.7 million in the third quarter of 2010, compared to an operating loss of $23.6 million in the third quarter of 2009. For the first nine months of 2010, the newspaper division reported an operating loss of $29.8 million, compared to an operating loss of $166.7 million for the first nine months of 2009. Excluding the multiemployer pension plan charge, early retirement program expense and accelerated depreciation, operating results improved in the first nine months of 2010 due to expense reductions in payroll, newsprint, depreciation, bad debt and agency fees, and expense reductions at washingtonpost.com. Newsprint expense increased 10% for the third quarter of 2010 due to an increase in newsprint prices, offset by a decline in newsprint consumption. Newsprint expense decreased 16% for the first nine months of 2010 due to a decline in newsprint consumption, offset by an increase in newsprint prices.

Television Broadcasting Division. Revenue for the television broadcasting division increased 29% in the third quarter of 2010 to $83.2 million, from $64.6 million in 2009; operating income for the third quarter of 2010 increased 68% to $25.3 million, from $15.1 million in 2009. For the first nine months of 2010, revenue increased 24% to $239.3 million, from $192.4 million in 2009; operating income for the first nine months of 2010 increased 83% to $76.0 million, from $41.5 million in 2009.

The increase in revenue and operating income is due to improved advertising demand in all markets and most product categories, particularly automotive. The increased revenue and operating income also includes $5.1 million in incremental winter Olympics-related advertising at the Company’s NBC affiliates in the first quarter of 2010, and a $9.0 million and $14.5 million increase in political advertising revenue for the third quarter and first nine months of 2010, respectively.

Other Businesses. Other businesses includes the operating results of Avenue100 Media Solutions and other small businesses. In the third quarter of 2010, a goodwill and other long-lived assets impairment charge of $27.5 million was recorded at Avenue100 Media Solutions, the Company’s digital marketing business that sources leads for academic institutions and recruiting organizations.

In the third quarter of 2010, the Company performed an interim review of the carrying value of goodwill and other intangible assets at its online lead generation business for possible impairment, as a result of challenges facing the lead generation business due to the changing regulatory environment for private sector higher education institutions. The online lead generation reporting unit failed step one of the interim goodwill impairment review, and the Company performed a step two analysis. The Company used a discounted cash flow model to determine the estimated fair value of the reporting unit. A market value approach was also utilized to supplement the discounted cash flow model. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine the reporting unit’s estimated fair value. The methodology used to estimate the fair value of the Company’s lead generation business reporting unit was consistent with the one used during the Company’s 2009 annual goodwill impairment test. The Company recorded a goodwill and other long-lived assets impairment charge of $27.5 million related to the reporting unit. Following the impairment, the remaining goodwill balance at the reporting unit as of October 3, 2010 was not significant. There exists a reasonable possibility that a decrease in the projected cash flows or long-term growth rate, or an increase in the discount rate assumption used in the discounted cash flow model of this reporting unit, could result in additional impairment charges.

Corporate Office. Corporate office includes the expenses of the Company’s corporate office and the pension credit previously reported in the magazine publishing division (refer to Discontinued Operations discussion below).

Equity in Earnings (Losses) of Affiliates. The Company’s equity in earnings of affiliates for the third quarter of 2010 was $2.1 million, compared to losses of $27.2 million for the third quarter of 2009. For the first nine months of 2010, the Company’s equity in losses of affiliates totaled $3.9 million, compared to losses of $28.2 million for the same period of 2009.

Results for the third quarter of 2009 included $29.0 million in write-downs at two of the Company’s affiliate investments. The loss primarily related to an impairment charge recorded on the Company’s interest in Bowater Mersey Paper Company.

Other Non-Operating Income (Expense). The Company recorded other non-operating income, net, of $12.5 million for the third quarter of 2010, compared to other non-operating income, net, of $0.1 million for the third quarter of 2009. The third quarter 2010 non-operating income, net, included $11.9 million in unrealized foreign currency gains and other items.

The Company recorded other non-operating income, net, of $4.0 million for the first nine months of 2010, compared to other non-operating income, net, of $15.8 million for the same period of the prior year. The 2010 non-operating expense, net, included $4.8 million in unrealized foreign currency gains and other items. The 2009 non-operating income, net, included $18.4 million in unrealized foreign currency gains, offset by $2.9 million in impairment write-downs on cost method investments and other items.

As noted above, a large part of the Company’s non-operating income (expense) is from unrealized foreign currency gains or losses arising from the translation of British pound and Australian dollar-denominated intercompany loans into U.S. dollars.

Net Interest Expense. The Company incurred net interest expense of $7.0 million for the third quarter of 2010 and 2009, and $21.3 million for the first nine months of 2010 and 2009. At October 3, 2010, the Company had $399.5 million in borrowings outstanding at an average interest rate of 7.2%.

Provision for Income Taxes. The effective tax rate for the third quarter and first nine months of 2010 was 41.1% and 39.4%, respectively. The higher effective rate in 2010 is primarily due to $9.1 million from nondeductible goodwill in connection with an impairment charge recorded in the third quarter of 2010.

The effective tax rate for the third quarter and first nine months of 2009 was 36.0%. The low effective tax rate for 2009 was due primarily to favorable adjustments recorded in the third quarter of 2009 for a reduction in state income taxes and for prior year permanent federal tax deductions, offset by $3.3 million from nondeductible goodwill in connection with the impairment charge recorded in the third quarter of 2009.

Discontinued Operations. On September 30, 2010, the Company completed the sale of Newsweek. Consequently, the Company’s income from continuing operations for the third quarter and year-to-date periods excludes magazine publishing operations, which have been reclassified to discontinued operations, net of tax. Under the terms of the asset purchase agreement, The Washington Post Company retained the pension assets and liabilities, certain employee obligations arising prior to the sale and other items. A loss of $11.5 million from the Newsweek sale is included in discontinued operations.

Newsweek employees were participants in The Washington Post Company Retirement Plan, and Newsweek was historically allocated a net pension credit. Since this net pension credit will be included in income from continuing operations in the future, it has been excluded from the reclassification of Newsweek results to discontinued operations. The pension cost arising from early retirement programs at Newsweek, however, is included in discontinued operations.

Earnings Per Share. The calculation of diluted earnings per share for the third quarter and first nine months of 2010 was based on 8,904,453 and 9,112,564 weighted average shares outstanding, respectively, compared to 9,401,010 and 9,399,501, respectively, for the third quarter and first nine months of 2009. In the first nine months of 2010, the Company repurchased 739,935 shares of its Class B common stock at a cost of $277.0 million. On September 23, 2010, the Company’s Board of Directors authorized the Company to acquire up to 750,000 shares of its Class B common stock. The Company did not announce a ceiling price or a time limit for the purchases. The authorization included 16,312 shares that remained under the previous authorization.

Financial Condition: Capital Resources and Liquidity

Acquisitions and Dispositions. In the second quarter of 2010, the Company made two small acquisitions in its Cable divisions and in Other businesses. In the first quarter of 2010, Kaplan made one small acquisition in its Kaplan Ventures division. The Company did not make any acquisitions during the third quarter of 2010. On September 30, 2010, the Company completed the sale of Newsweek. Consequently, the Company’s income from continuing operations for the third quarter and year-to-date periods excludes Newsweek results, which have been reclassified to discontinued operations. In the second quarter of 2010, Kaplan completed the sale of Education Connection, which was part of the Kaplan Ventures division.

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

Capital expenditures. During the first nine months of 2010, the Company’s capital expenditures totaled $159.2 million. The Company estimates that its capital expenditures will be in the range of $220 million to $245 million in 2010.

Liquidity. The Company’s borrowings increased by $0.2 million, to $399.5 million at October 3, 2010, as compared to borrowings of $399.3 million at January 3, 2010. At October 3, 2010, the Company has $577.9 million in cash and cash equivalents, compared to $477.7 million at January 3, 2010. The Company had money market investments of $342.5 million and $327.8 million that are classified as cash and cash equivalents in the Company’s condensed consolidated Balance Sheets as of October 3, 2010 and January 3, 2010, respectively.

The Company’s total debt outstanding of $399.5 million at October 3, 2010 included $396.5 million of 7.25% unsecured notes due February 1, 2019 and $3.0 million in other debt.

The Company has a $500 million revolving credit facility that expires in August 2011, which supports the issuance of the Company’s short-term commercial paper and provides for general corporate purposes. The Company did not issue any commercial paper in the first nine months of 2010.

In August 2010, Standard & Poor’s revised the Company’s long-term outlook to negative from stable; the Company’s “A” long-term corporate credit and senior unsecured ratings and “A-1” short-term commercial rating remained unchanged. Moody’s lowered the Company’s long-term rating in October 2010 to “A2” from “A1”, confirmed the “Prime-1” commercial paper rating and changed the ratings outlook to negative. The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	A2	A
Short-term	Prime-1	A-1

During the third quarter of 2010 and 2009, the Company had average borrowings outstanding of approximately $399.5 million and $399.2 million, respectively, at average annual interest rates of approximately 7.2%. During the third quarter of 2010 and 2009, the Company incurred net interest expense of $7.0 million.

During the first nine months of 2010 and 2009, the Company had average borrowings outstanding of approximately $399.4 million and $434.9 million, respectively, at average annual interest rates of approximately 7.2% and 6.8%, respectively. During the first nine months of 2010 and 2009, the Company incurred net interest expense of $21.3 million.

At October 3, 2010 and January 3, 2010, the Company had working capital of $351.7 million and $398.5 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds. In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2010.

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

The Company’s intangible assets with an indefinite life are principally from franchise agreements at its cable television division. These franchise agreements result from agreements the Company has with state and local governments that allow the Company to contract and operate a cable business within a specified geographic area. The Company expects its cable franchise agreements to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon, and the Company’s cable television division historically has obtained renewals and extensions of such agreements for nominal costs and without material modifications to the agreements. The franchise agreements represent 93% of the $530.7 million of indefinite-lived intangible assets of the Company as of October 3, 2010. The Company grouped the recorded values of its various cable franchise agreements into regional cable television systems or units of account.

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

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of October 3, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President-Finance, in a manner that allows timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended October 3, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

A purported class action complaint was filed against the Company, Donald E. Graham and Hal S. Jones on October 28, 2010, in the U.S. District Court for the District of Columbia, by the Plumbers Local #200 Pension Fund. The complaint alleges that the Company and certain of its officers made materially false and misleading statements, or failed to disclose material facts relating to Kaplan Higher Education, in violation of the federal securities laws. The complaint seeks damages, attorneys’ fees, costs and equitable/injunctive relief. Based on an initial review of this complaint, the Company believes the complaint is without merit and intends to vigorously defend against it.

Item 1A.	Risk Factors

The Company faces a number of significant risks and uncertainties in connection with its operations, as discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 3, 2010. Those risks, except to the extent they are updated or amended below, are incorporated herein by this reference. The risks described in the Company’s Annual Report on Form 10-K and updated or amended below, may not be the only ones facing the Company. Additional risks and uncertainties not presently known, or currently deemed immaterial, could have a material adverse effect on the Company’s business, financial condition or results of operations.

Risks Related to Extensive Regulation of Kaplan Higher Education (KHE)

Rulemaking by the U.S. Department of Education (DOE) could result in regulatory changes that could have a material adverse effect on Kaplan’s business.

On October 28, 2010, the DOE issued final rules that address program integrity issues for postsecondary education institutions that participate in Title IV programs, which will take effect on July 1, 2011. The DOE expects to issue final rules in early 2011 related to the definition of gainful employment, which are expected to take effect on July 1, 2012. The Company cannot predict the substance of the final rules related to the definition of gainful employment. In connection with both of these rulemaking activities, the Company filed public comments that collectively address issues related to state authorization, substantial misrepresentation, incentive compensation, and the definition of gainful employment under Title IV. The Company also raised concerns about metrics regarding gainful employment and institution-specific repayment rate data released by the DOE. Under the proposed regulations, if a particular program does not meet the definition of “gainful employment,” the program could be subject to increased disclosure requirements, limits on enrollment growth, termination of Title IV eligibility, and/or other consequences. If Kaplan students’ repayment rates at the programmatic level are similar to the student repayment rates released by the DOE on August 13, 2010, and Kaplan’s students do not meet the alternative debt-to-earnings ratio test, a significant number of Kaplan programs may be deemed either restricted or ineligible to receive Title IV funding. Thus, the gainful employment rules, if adopted as presently drafted, could have a material adverse effect on the future results of the Company’s higher education division.

The Company is in the process of reviewing the final regulations published on October 28, 2010. The Company cannot predict how these regulations or any future regulations will be interpreted. Compliance with the final rules could affect how Kaplan conducts its business, and insufficient time or lack of sufficient guidance for compliance could have a material adverse effect on Kaplan’s business. Uncertainty surrounding the final rules, interpretive regulations or guidance by the DOE may continue for some period of time and could have a material adverse effect on Kaplan’s revenue, operating results, cash flow and operations.

Congressional examination of private sector higher education could lead to legislation or other governmental action that may materially and adversely affect Kaplan’s business.

There has been increased focus by the U.S. Congress in 2010 on the role private sector education institutions play in higher education, including regarding participation in Title IV programs and U.S. Department of Defense oversight of tuition assistance for military service members attending for-profit colleges. Since June 2010, the Health, Education, Labor and Pensions Committee of the U.S. Senate (“HELP Committee”) has held hearings to examine the proprietary education sector. As part of the HELP Committee’s review, investigators from the United States Government Accountability Office (GAO) performed undercover tests at 15 private sector higher education institutions, including two campuses of KHE. In August 2010, the GAO issued a report which was critical of the recruiting tactics at several schools, including the two Kaplan campuses.

On August 5, 2010, the HELP Committee sent a document request to numerous proprietary schools including Kaplan. The information requested covered a broad range of business activities including detailed information relating to financial results, management, operations, personnel, recruiting, enrollment, graduation, student withdrawals, receipt of Title IV funds, accreditation, regulatory compliance and other items. KHE is complying with the request. The HELP Committee indicated that it is interested in investigating the receipt and use of federal student loan funds at proprietary higher education institutions, and potentially proposing additional legislation related to the sector. At this time, the Company cannot predict the ultimate impact the investigation may have on KHE, or the chances of or content of any such legislation.

Other Committees of the U.S. Congress have also held hearings into, among other things, the standards and procedures of accrediting agencies, credit hours and program length, and the portion of federal student financial aid going to for-profit institutions. A number of legislators have variously requested the GAO Office to review and make recommendations regarding, among other things, recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs, and the percentage of proprietary institutions’ revenue coming from Title IV and other federal funding sources. This increased activity may result in legislation, further rulemaking affecting participation in Title IV programs, and other governmental actions. In addition, concerns generated by Congressional or other activity, or media reports, may adversely affect enrollment in for-profit educational institutions.

The Company cannot predict the extent to which these activities could result in further investigations, legislation or rulemaking affecting the Company’s participation in Title IV Programs, other governmental actions, and/or actions by state agencies or legislators or by accreditors. If any laws or regulations are adopted that significantly limit Kaplan’s participation in Title IV Programs or the amount of student financial aid for which Kaplan’s students are eligible, Kaplan’s results of operations and cash flows would be adversely and materially impacted.

The financial impact of the “Kaplan Commitment” program could be greater than Company estimates.

In September 2010, KHE announced a new program entitled the “Kaplan Commitment,” which has commenced and will be fully operational by the end of 2010. Under this program, students of Kaplan University, Kaplan College and other KHE schools may enroll in classes for several weeks and assess whether their educational experience meets their needs and expectations before incurring a financial obligation. Kaplan will also conduct academic assessments to help determine whether students are likely to be successful in their chosen course of study. Students who choose to withdraw from the program during this time frame (“risk-free period”) and students who do not pass the academic evaluation will not have to pay for the coursework. In general, the risk-free period is approximately four weeks for diploma programs and five weeks for Associate’s and Bachelor’s degrees. This program will likely have a significant adverse impact on the future operations of KHE, including student enrollment and retention, tuition revenues, operating income and cash flow. Based on historical student withdrawal and performance patterns and assuming students who withdrew during early academic terms would have instead availed themselves of the Kaplan Commitment, management estimates that KHE revenues would have been approximately $100 million less in the first nine months of 2010 had the provision of the Kaplan Commitment commenced on January 1, 2010. The Company’s actual experience and the overall impact of this program could be worse than expected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended October 3, 2010, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
Jul. 5 - Aug. 8, 2010	—	$—	—	656,312
Aug 9 - Sept. 5, 2010	564,316	363.38	564,316	91,996
Sept. 6 - Oct. 3, 2010	75,684	376.70	75,684	750,000

Total	640,000	$364.95	640,000

*	On January 21, 2010 and September 23, 2010, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 750,000 shares of its Class B Common Stock. There is no expiration date for that authorization. All purchases made during the quarter ended October 3, 2010, were open market transactions.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.3	By-Laws of the Company as amended and restated through November 8, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 14, 2007).

4.1	Second Supplemental Indenture dated January 30, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor to The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 30, 2009).

4.2	Five Year Credit Agreement dated as of August 8, 2006, among the Company, Citibank, N.A., JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, SunTrust Bank, The Bank of New York, PNC Bank, National Association, Bank of America, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006).

10.1	The Washington Post Company Deferred Compensation Plan as amended and restated through December 2007, and amended September 23, 2010.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY
(Registrant)

Date: November 10, 2010	/S/ DONALD E. GRAHAM
Donald E. Graham,
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2010	/S/ HAL S. JONES
Hal S. Jones,
Senior Vice President-Finance
(Principal Financial Officer)