Form 10-K
period 2011-01-02
WASHINGTON POST CO
filed 2011-03-02
CIK 104889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 2, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Aggregate market value of the registrant’s common equity held by non-affiliates on July 4, 2010, based on the closing price for the Company’s Class B Common Stock on the New York Stock Exchange on such date: approximately $3,700,000,000.00.

Shares of common stock outstanding at February 24, 2011:

Class A Common Stock – 1,240,883 shares

Class B Common Stock – 6,912,315 shares

Documents partially incorporated by reference:

Definitive Proxy Statement for the registrant’s 2011 Annual Meeting of Stockholders

(incorporated in Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof).

THE WASHINGTON POST COMPANY 2010 FORM 10-K

PART I

Item 1. Business.

The Washington Post Company (the “Company”) is a diversified education and media company. The Company’s Kaplan subsidiary provides a wide variety of educational services, both domestically and outside the United States. The Company’s media operations consist of the ownership and operation of cable television systems, newspaper publishing (principally The Washington Post) and television broadcasting (through the ownership and operation of six television broadcast stations). The Company sold Newsweek magazine in the third quarter of 2010.

Information concerning the consolidated operating revenues, consolidated income from operations and identifiable assets attributable to the principal segments of the Company’s business for the last three fiscal years is contained in Note R to the Company’s Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. Revenues for each segment are shown in Note R gross of intersegment sales. Consolidated revenues are reported net of intersegment sales, which did not exceed 0.1% of consolidated operating revenues.

The Company’s operations in geographic areas outside the United States consist primarily of Kaplan’s foreign operations and formerly, the publication of the international editions of Newsweek. During the fiscal years 2010, 2009 and 2008, these operations accounted for approximately 11%, 12% and 13%, respectively, of the Company’s consolidated revenues, and the identifiable assets attributable to foreign operations represented approximately 13% of the Company’s consolidated assets at each of January 2, 2011, January 3, 2010, and December 28, 2008.

Education

Kaplan, Inc., a subsidiary of the Company, provides an extensive range of education and related services worldwide for students and professionals. Kaplan conducts its operations through four segments: Kaplan Higher Education, Kaplan Test Preparation, Kaplan International and Kaplan Ventures.

The following table presents the net revenue for the three years ended December 31, 2010, 2009 and 2008 for each of Kaplan’s reportable segments:

(in millions)	Year Ended December 31
	2010	2009	2008
Kaplan Higher Education	$1,789.0	$1,539.2	$1,160.1
Kaplan Test Preparation	415.7	442.1	511.7
Kaplan International	585.9	537.2	545.1
Kaplan Ventures	114.0	126.4	121.7
Kaplan Corporate and Intersegment Eliminations	(2.8)	(8.3)	(7.0)

Net Revenue	$2,901.8	$2,636.6	$2,331.6

See Note R to the Company’s Consolidated Financial Statements for the segment information required by Items 101(b) and 101(d) of Regulation S-K.

Kaplan Higher Education

Kaplan Higher Education provides a wide array of certificate, diploma and degree programs—on campus and online—designed to meet the needs of students seeking to advance their education and career goals.

In 2010, Kaplan’s U.S.-based higher education division included the following businesses: Kaplan University and Kaplan Higher Education Campuses. Each of these businesses is described briefly below.

Kaplan University

Kaplan University specializes in online education, is accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools and holds other programmatic accreditations. Most of Kaplan University’s programs are offered online, while some are offered in a traditional classroom format at 12 campuses in Iowa, Maine, Maryland and Nebraska, and 5 Kaplan University Learning Centers in 4 additional states. Kaplan University also includes Concord Law School, a fully online law school. At year-end 2010, Kaplan University had approximately 58,200 students enrolled in online programs and 7,400 students enrolled in its classroom-based programs.

Kaplan Higher Education Campuses

At the end of 2010, Kaplan’s Higher Education Campuses business consisted of 63 schools in 17 states that were providing classroom-based instruction to approximately 38,500 students (including the 7,400 students enrolled at Kaplan

2010 FORM 10-K    1

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
•Arts and Sciences •Business Management •Criminal Justice •Health Sciences •Higher Education Studies •Information Systems and Technology •Legal and Paralegal Studies •Nursing •Teacher Education

•Arts and Sciences

•Business Management

•Criminal Justice

•Fire Safety and Emergency Management

•Health Sciences

•Information Systems and Technology

•Legal and Paralegal Studies

•Nursing

•Political Science and Public and Environmental Policy

•Arts and Sciences

•Business Management

•Criminal Justice

•Fire Safety and Emergency Management

•Health Sciences

•Information Systems and Technology

•Legal and Paralegal Studies

•Nursing

•Political Science and Public and Environmental Policy

•Criminal Justice •Health Sciences •Information Systems and Technology •Nursing

Kaplan University and Kaplan Higher Education Campuses enrollment at December 31, 2010, 2009 and 2008 totaled by degree and certificate programs were as follows:

	At December 31
	2010	2009	2008
Certificate	23.6%	27.6%	31.8%
Associate’s	33.8%	33.0%	31.6%
Bachelor’s	35.1%	34.7%	33.5%
Master’s	7.5%	4.7%	3.1%

Total	100%	100%	100%

Financial Aid Programs and Regulatory Environment

Funds provided under the federal student financial aid programs that have been created under Title IV of the Higher Education Act of 1965, as amended (the “Federal Higher Education Act”), historically have been responsible for a majority of the net revenues of Kaplan Higher Education. During 2010, funds received under Title IV programs accounted for approximately $1,460 million, or approximately 82%, of total Kaplan Higher Education revenues, and 50% of Kaplan, Inc. revenues. The Company estimates that funds received from students borrowing under third-party private loan programs comprised approximately 1% of its higher education net revenues. Beginning in 2008 and continuing through 2010, as the private loan market deteriorated, Kaplan Higher Education provided loans directly to some Kaplan students under a third-party institutional loan program. Lending under Kaplan’s institutional loan program totaled approximately 1% of its higher education net revenue in 2010. Direct student payments, funds received under various state and agency grant programs and corporate reimbursement under tuition assistance programs accounted for most of the remainder of 2010 Kaplan Higher Education revenues. The significant role of Title IV funding in the operations of Kaplan Higher Education is expected to continue.

The federal student financial aid programs created under Title IV of the Federal Higher Education Act (“Title IV programs”) encompass various forms of student loans and non-repayable grants. In some cases, the federal government subsidizes part of the interest expense of Title IV loans. Subsidized loans and grants are only available to students who can demonstrate financial need. During 2010, about 69% of the approximately $1,460 million of Title IV funds received by Kaplan Higher Education came from student loans, and approximately 31% of such funds came from grants.

2    THE WASHINGTON POST COMPANY

Title IV Eligibility and Compliance With Title IV Program Requirements. To maintain eligibility to participate in Title IV programs, a school must comply with extensive statutory and regulatory requirements relating to its financial aid management, educational programs, financial strength, administrative capability, compensation practices, facilities, recruiting practices and various other matters. In addition, the school must be licensed or otherwise legally authorized to offer postsecondary educational programs by the appropriate governmental body in the state or states in which it is physically located, be accredited by an accrediting agency recognized by the U.S. Department of Education (the “Department of Education”) and be certified to participate in the Title IV programs by the Department of Education. Schools are required periodically to apply for renewal of their authorization, accreditation or certification with the applicable state governmental bodies, accrediting agencies and the Department of Education. In accordance with Department of Education regulations, some Kaplan Higher Education schools are combined into groups of two or more schools for the purpose of determining compliance with certain Title IV requirements, and each such group is assigned its own identification number, known as an OPEID number. As a result, the schools in Kaplan’s Higher Education division have a total of 33 OPEID numbers. No assurance can be given that the Kaplan schools, or individual programs within schools, will maintain their Title IV eligibility, accreditation and state authorization in the future or that the Department of Education might not successfully assert that one or more of such schools have previously failed to comply with Title IV requirements.

The Department of Education may place a school on provisional certification status under certain circumstances, including, but not limited to, failure to satisfy certain standards of financial responsibility or administrative capability or upon a change in ownership resulting in a change of control. Provisional certification status carries fewer due process protections than full certification. As a result, the Department of Education may withdraw an institution’s provisional certification more easily than if it were fully certified. In addition, the Department of Education may subject an institution on provisional certification status to greater scrutiny in some instances, for example, when it applies for approval to add a new location or program or makes another substantive change. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution. Currently, one Kaplan Higher Education reporting unit is provisionally certified.

In addition, the Department of Education may fine a school, require a school to repay Title IV program funds, limit or terminate a school’s eligibility to participate in the Title IV programs, initiate an emergency action to suspend the school’s participation in the Title IV programs without prior notice or opportunity for a hearing, transfer a school to a method of Title IV payment that would adversely affect the timing of the institution’s receipt of Title IV funds, deny or refuse to consider a school’s application for renewal of its certification to participate in the Title IV programs, refer a matter for possible civil or criminal investigation or take other enforcement measures if it finds that the school has failed to comply with Title IV requirements or improperly disbursed or retained Title IV program funds. There can be no assurance that the Department of Education will not take any of these actions in the future, whether as a result of a lawsuit, Program Review or otherwise. This list is not exclusive. There may be other actions the Department of Education may take and other legal theories under which a school could be sued as a result of alleged irregularities in the administration of student financial aid. See Item 1A. Risk Factors, including “Failure to Comply With Statutory and Regulatory Requirements Could Result in Loss of Access to U.S. Federal Student Loans and Grants Under Title IV, a Requirement to Pay Fines or Monetary Liabilities or Other Sanctions.”

Student Default Rates. A school may lose its eligibility to participate in Title IV programs if student defaults on the repayment of Title IV loans exceed specified rates, referred to as “cohort default rates.” The Department of Education calculates a cohort default rate for each of Kaplan Higher Education’s OPEID numbers. The schools in an OPEID number whose cohort default rate exceeds 40% for any single year lose their eligibility to participate in the Federal Family Education Loan (“FFEL”) and Direct Loan programs effective 30 days after notification from the Department of Education and for at least two fiscal years, except in the event of a successful adjustment or appeal. The schools in an OPEID number whose cohort default rate equals or exceeds 25% for three consecutive years lose their Title IV eligibility to participate in FFEL, Direct Loan and Federal Pell Grant programs effective 30 days after notification from the Department of Education and for at least two fiscal years, except in the event of a successful adjustment or appeal. The schools in an OPEID number whose cohort default rate equals or exceeds 25% in any one of the three most recent fiscal years for which rates have been issued by the Department of Education may be placed on provisional certification by the Department of Education.

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

2010 FORM 10-K    3

effective with the calculation of institutions’ cohort default rates for the federal fiscal year ending September 30, 2009; those rates are expected to be calculated and issued by the Department of Education in 2012. The Department of Education will not impose sanctions based on rates calculated under this new methodology until three consecutive years of rates have been calculated, which is expected to occur in 2014. Until that time, the Department of Education will continue to calculate rates under the old method and impose sanctions based on those rates. The revised law also increases the threshold for ending an institution’s participation in certain Title IV programs from 25% to 30% for three consecutive years, effective for three-year cohort default rates issued beginning in fiscal year 2012. The revised law changes the threshold for placement on provisional certification to 30% for two of the three most recent fiscal years for which the Department of Education has published official three-year cohort default rates.

The two-year cohort default rate for Kaplan University (which comprises 52% of Kaplan Higher Education’s revenue) for the federal fiscal year periods 2008, 2007 and 2006 were 17.2%, 13.3% and 9.2%, respectively. The cohort default rates for the remaining Kaplan Higher Education reporting units for those federal fiscal year periods ranged from 5.8% to 25.7%, 7.8% to 28.7%, and 2.1% to 24.9%, respectively.

For the 2008 cohort year, one reporting group had a cohort default rate of 25% or more, but none had two or more years above 25%. For the 2009 cohort year, which has been issued in draft form by the Department of Education, no reporting units had a cohort default rate greater than 25%. The Department of Education’s 2009 draft rates indicated that Kaplan University’s 2009 fiscal year cohort default rate was 17.5% and that the overall rates at Kaplan Higher Education’s reporting units range between 9.8% and 24.3%. The 2009 draft rates are not final and are subject to revision.

In December 2009, the Department of Education issued an electronic announcement explaining the future changes to the methodology for calculating an institution’s cohort default rate based on defaults occurring over a three-year period rather than a two-year period, and released unofficial trial three-year cohort default rates for the 2005, 2006 and 2007 federal fiscal years. In February 2011, the Department of Education issued an electronic announcement releasing unofficial trial three-year cohort default rates for the 2008 federal fiscal year.

Under the new methodology, the trial rate for Kaplan University was 30% for the 2008 federal fiscal year. The trial rates for the remaining Kaplan Higher Education reporting institutions under the new methodology ranged from 17% to 39% for the 2008 federal fiscal year. The Department of Education stated in its electronic announcements that the publication of these rates is for informational purposes only and that no sanctions will be imposed based on these rates.

Kaplan believes that student loan default rates tend to correlate directly to a student’s family income levels, such that lower income students will have higher default rates. Kaplan Higher Education’s student population generally tends to come from lower income groups than those of other providers of higher education, including other for-profit providers. In addition, because Kaplan Higher Education receives a significantly lower level of taxpayer-funded grants and subsidies than community colleges, state schools and not-for-profit schools, Kaplan Higher Education’s schools are more dependent on tuition, and its students are more dependent on loans.

Kaplan has dedicated resources to help students who are at risk of default. Kaplan personnel contact students and provide assistance, which includes providing students with specific loan repayment information, lender contact information and debt counseling. Kaplan has also implemented a financial literacy and counseling program for current students. However, no assurances can be given that these resources will enable Kaplan’s schools to maintain cohort default rates below the thresholds for sanctions.

In the fourth quarter of 2010, most programs at Kaplan University and Kaplan Higher Education campuses implemented the Kaplan Commitment, which requires students to meet certain academic conditions during an introductory period before they are officially accepted into their programs. The Kaplan Commitment also allows students to withdraw during an introductory period without incurring any tuition obligation. Kaplan believes that the Kaplan Commitment will help ensure that its student body is more committed, better academically prepared and more likely to complete their programs. Because, in Kaplan’s experience, students who withdraw prior to program completion demonstrate a higher loan default rate than those who continue through to graduation, Kaplan is hopeful that the Kaplan Commitment will also improve cohort default rates. Although Kaplan has taken the above steps and dedicated resources to mitigate the increased risk of student loan defaults by its students, there is no guarantee that such efforts will be successful in reducing cohort default rates.

Recent Rulemaking Initiatives.    The Department of Education published two Notices of Proposed Rulemaking (“NPRM”) in June and July 2010 that proposed new regulations related to 14 “program integrity” topics. The Department of Education published final regulations on October 29, 2010, addressing each of these topics with the exception of regulations imposing additional eligibility requirements on educational programs subject to the Department of Education

4    THE WASHINGTON POST COMPANY

requirement of preparing students for gainful employment in a recognized occupation. See Gainful Employment section below. The topics covered in the final regulations published on October 29, 2010, with an effective date of July 1, 2011, include, but are not limited to, the following:

•	Revisions to the incentive compensation rule (see Incentive Compensation section below);

•	Expansion of the notice and approval requirements for adding new academic programs and new reporting and disclosure requirements for academic programs;

•	Revision and expansion of the types of activities that are deemed a “substantial misrepresentation” and the ability of the Department of Education to enforce the provisions;

•	Requirement that states authorize institutions and set forth certain minimum requirements to obtain such authorizations (see State Authorization section below);

•	Limiting agreements between related institutions;

•	Defining a “credit hour”;

•	Administration of ability-to-benefit examinations;

•	Student attendance requirements;

•	Proof of high school graduation;

•	Verification of information included on student aid applications;

•	Satisfactory academic progress;

•	Retaking coursework;

•	Return of Title IV funds; and

•	Disbursements of Title IV funds.

The implementation of the final regulations will require Kaplan Higher Education to change its practices to comply with these requirements and could increase its administrative costs.

Gainful Employment.    In the July 2010 NPRM, the Department of Education published proposed regulations that purport to tie an educational program’s eligibility for Title IV funding to whether the program leads to gainful employment in a recognized occupation. The Department of Education plans to issue final gainful employment regulations in early 2011. The proposed regulations define an educational program that leads to gainful employment as one that complies with benchmarks based on (1) annual student loan repayment rates and (2) an annual student debt measure comparing the median annual student loan payment to average annual student earnings and to student discretionary income. The various measures would be calculated under complex formulas prescribed in the proposed regulations and would be based in part on data that are not available to schools. Under the regulations as currently proposed, and which are subject to change, certain school programs would only be fully eligible for Title IV funding if either at least 45% of their former students are repaying the principal on their federal loans, or their graduates have a debt-to-earnings ratio of less than 20% of discretionary income or 8% of total income. These schools’ programs would be ineligible for Title IV funding if such programs had less than 35% of their former students paying down the principal on their federal loans; and their graduates had a debt-to-earnings ratio above 30% of discretionary income and 12% of total income. An educational program that fails to meet one or both benchmarks could lose its Title IV eligibility, be placed on restricted status, be required to provide annual employer affirmations that the program aligns with recognized occupations and that there is expected demand for those occupations, be subject to limits on enrollment of Title IV recipients and/or be required to provide disclosures and warnings to current and prospective students that they may have difficulty repaying loans obtained for attending that program. An institution with one or more ineligible programs or programs on restricted status would be subject to provisional certification.

Under the terms of the proposed regulation, for the award year beginning July 1, 2012, only the lowest performing programs, accounting for 5% of all graduates during the prior year, would be subject to losing eligibility. The full gainful employment regulations would not go into effect until the award year beginning July 1, 2013.

The Company cannot currently predict with reasonable accuracy the impact the proposed regulation would have on its program offerings if it were enacted in its current form, nor can it predict with reasonable accuracy the final form or impact of the final regulation. The proposed regulations are not final and remain subject to further review and change. However, the implementation of the regulation as proposed, or any other changes the Department of Education may implement, would require Kaplan to eliminate or limit enrollments in certain educational programs at some or all of its schools and would materially impact the rate at which students enroll in programs at those schools and, therefore,

2010 FORM 10-K    5

Kaplan’s business and operations. The Company has filed public comments related to the proposed rulemaking on gainful employment. The Department of Education plans to issue final rules in early 2011, to become effective on July 1, 2012.

Incentive Compensation.    Under the incentive compensation rule, an institution participating in Title IV programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV funds. The Department of Education’s current regulations establish 12 “safe harbors” that clarify which specific types of compensation can be paid without violating the broadly worded prohibitions under Title IV regarding the payment of incentive compensation. On October 29, 2010, the Department of Education adopted final rules, effective July 1, 2011, which amended the incentive compensation rule by, among other things, eliminating the 12 safe harbors (thereby reducing the scope of permissible payments under the rule) and expanding the scope of payments and employees subject to the rule. The Department of Education has stated that it does not intend to provide private guidance regarding particular compensation structures in the future and will enforce the regulations as written. Kaplan cannot predict how the Department of Education will interpret and enforce the revised incentive compensation rule and are presently unable to predict which forms of compensation will be permitted under the rule, or the full effect the new rule will have on the results of the Kaplan Higher Education division. Kaplan Higher Education believes that it will have to modify some of its compensation practices as a result of the revisions to the incentive compensation rule. These changes to compensation arrangements for its personnel could adversely affect its ability to provide adequate incentives to promote superior job performance and may make it more difficult to attract students and retain qualified personnel.

The 90/10 Rule.    Prior to the enactment of the Higher Education Opportunity Act, any for-profit postsecondary institution (a category that includes all of the schools in Kaplan Higher Education) would lose its Title IV eligibility for at least one year if more than 90% of the institution’s receipts for any fiscal year were derived from Title IV programs, as calculated on a cash basis in accordance with the Federal Higher Education Act and applicable Department of Education regulations. Under amendments to the Federal Higher Education Act, a for-profit institution loses its eligibility to participate in the Title IV programs for a period of at least two fiscal years if the institution derives more than 90% of its receipts from Title IV programs in each of two consecutive fiscal years, commencing with the institution’s first fiscal year that ends after August 14, 2008. An institution with Title IV receipts exceeding 90% for a single fiscal year ending after August 14, 2008, will be placed on provisional certification and may be subject to other enforcement measures. The 90/10 rule calculations are performed for each OPEID unit. The largest OPEID reporting unit in Kaplan’s Higher Education division in terms of revenue is Kaplan University, which accounted for approximately 67% of the Title IV funds received by the division in 2010. In 2010, Kaplan University derived less than 88.7% of its receipts from the Title IV programs, and other OPEID units derived between 68.3% and 87.1% of their receipts from Title IV programs. In 2009, Kaplan University derived less than 87.5% of its receipts from Title IV programs, and other OPEID units derived between 68.0% and 87.2% of their receipts from Title IV programs.

The Ensuring Continued Access to Student Loans Act of 2008 increased student loan limits and expanded eligibility for and increased the maximum amount of Pell Grants. The Higher Education Opportunity Act provides temporary relief from the impact of the loan limit increases by excluding from the 90/10 rule calculation any amounts received between July 1, 2008, and June 30, 2011, that are attributable to the increased annual loan limits. Absent relief from the loan limit increases, Kaplan University would have a 90/10 ratio of 91.7%, and the remaining Kaplan Higher Education OPEID numbers would have 90/10 percentages between 75.3% and 94.5%.

A majority of Kaplan Higher Education students are enrolled in certificate and associate’s degree programs. Kaplan Higher Education’s revenue from certificate and associate’s degree programs is composed of a higher percentage of Title IV funds than is the case for revenues from its bachelor’s and other degree programs. Kaplan Higher Education is taking various measures to reduce the percentage of its receipts attributable to Title IV funds, including emphasizing direct-pay and employer-paid education programs; encouraging students to carefully evaluate the amount of Title IV borrowing; and developing and offering additional non-Title IV-eligible certificate preparation, professional development and continuing education programs. These efforts include the integration of the existing Kaplan Professional unit with Kaplan University to become part of the Kaplan University School of Continuing and Professional Education, effective January 1, 2011. Although Kaplan is taking steps to address compliance with the 90/10 rule, there can be no guarantee that these measures will be adequate to prevent the 90/10 rule calculations from exceeding 90% in the future.

Given that schools do not control, and generally may not limit, student lending, one of the more effective methods of reducing the 90/10 rule percentage is to increase tuition prices above the applicable maximums for Title IV student loans and grants, requiring other sources of funding to cover the remaining tuition balance, in order to reduce the percentage of revenue from Title IV sources. Although modification of the 90/10 rule could limit this potential undesirable impact on tuition, there is no assurance that the Department of Education, or Congress, will address this problem. Furthermore, the 90/10 rule and schools’ inability to limit students’ lending will make it more difficult for Kaplan’s schools to comply with

6    THE WASHINGTON POST COMPANY

other important regulatory requirements, such as the cohort default rate regulations and the proposed gainful employment regulations.

Change of Control.    If one or more of Kaplan’s schools experiences a change of control under the standards of applicable state agencies, accrediting agencies or the Department of Education, the applicable schools governed by such agencies must seek the approval of the relevant agencies. A school that undergoes a change of control, which may include a change of control of a school’s parent corporation or other owners, must be reviewed and recertified by the Department of Education and obtain approvals from certain state agencies and accrediting bodies, in some cases prior to the change of control. The standards pertaining to a change of control are not uniform and are subject to interpretation by the respective agencies. Certifications obtained from the Department of Education following a change in control are granted on a provisional basis that permits the school to continue participating in Title IV programs, but provides fewer procedural protections if the Department of Education asserts a material violation of Title IV requirements.

Standards of Financial Responsibility.    An institution participating in the Title IV programs must comply with certain measures of financial responsibility under the Higher Education Act and under Department of Education regulations. Among other things, the applicable regulations require an institution to achieve a composite score of at least 1.5, as calculated under Department of Education regulations, based on data in annual financial statements submitted to the Department of Education. If an institution fails to achieve a composite score of 1.5 or fails to comply with other financial responsibility standards, then the Department of Education may place conditions on the institution’s participation in the Title IV programs and may require the institution to submit to the Department of Education a letter of credit in an amount of at least 10% to 50% of the institution’s annual Title IV participation for its most recent fiscal year. The Department of Education has measured the compliance of Kaplan Higher Education schools based on the composite score of the division. For the 2010 fiscal year, Kaplan expects Kaplan Higher Education to have a composite score of 2.29, based on an assessment using Department of Education methodology. However, this is subject to determination by the Department of Education once it receives and reviews Kaplan’s audited financial statements for the 2010 fiscal year.

Administrative Capability.    The Higher Education Act, as reauthorized, directs the U.S. Department of Education to assess the administrative capability of each institution to participate in Title IV programs. The failure of an institution to satisfy any of the criteria used to assess administrative capability may cause the Department of Education to determine that the institution lacks administrative capability, and, therefore, the Department of Education may subject the institution to additional scrutiny, deny eligibility for Title IV programs or impose other sanctions. To meet the administrative capability standards, an institution must, among other things, fulfill the following:

•	Comply with all applicable Title IV program requirements;

•	Have an adequate number of qualified personnel to administer Title IV programs;

•	Have acceptable standards for measuring the satisfactory academic progress of its students;

•	Have procedures in place for awarding, disbursing and safeguarding Title IV funds and for maintaining required records;

•	Administer Title IV programs with adequate checks and balances in its system of internal control over financial reporting;

•	Not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;

•	Provide financial aid counseling to its students;

•

Refer to the Department of Education’s Office of the Inspector General any credible information indicating that any student, parent, employee, third-party servicer or other agent of the institution has engaged in any fraud or other illegal conduct involving Title IV programs;

•	Timely submit all required reports and financial statements; and

•	Not otherwise appear to lack administrative capability.

Although Kaplan believes that Kaplan Higher Education currently complies with the administrative capability requirements, Kaplan cannot guarantee that it will continue to do so and that its interpretation of the relevant rules will be upheld by the Department of Education or other agencies, or upon judicial review.

State Authorization.    Kaplan’s institutions are subject to state-level regulation and oversight by state licensing agencies, whose approval is necessary to allow an institution to operate and grant degrees or diplomas in the state. State laws may establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and

2010 FORM 10-K    7

responsibility and other operational matters. Institutions that participate in Title IV programs must be legally authorized to operate in the state in which the institution is located.

Some states have sought to assert jurisdiction over online educational institutions that offer educational services to residents in the state or to institutions that advertise or recruit in the state, notwithstanding the lack of a physical location in the state. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. If Kaplan Higher Education is found not to be in compliance with an applicable state regulation and a state seeks to restrict one or more of Kaplan Higher Education’s business activities within its boundaries, Kaplan Higher Education may not be able to recruit or enroll students in that state and may have to cease providing services and advertising in that state. As of December 31, 2010, Kaplan Higher Education’s schools are authorized to operate or have confirmed exemptions in 26 states.

The Department of Education published new regulations on October 29, 2010, with an effective date of July 1, 2011, that expand the requirements for an institution to be considered legally authorized in the state in which it is physically located for Title IV purposes. In some cases, the regulations will require states to revise their current requirements and/or to license schools in order for institutions to be deemed legally authorized in those states and, in turn, to participate in the Title IV programs. If the states do not amend their requirements where necessary and a school does not receive approvals where necessary that comply with these new requirements, then the institution could be deemed to lack the state authorization necessary to participate in the Title IV programs. However, under the final regulations, institutions unable to obtain state authorization in a state under the above requirements may request a one-year extension of the effective date of the regulation to July 1, 2012, and, if necessary, an additional one-year extension of the effective date to July 1, 2013. To receive an extension of the effective date, an institution must obtain from the state an explanation of how a one-year extension will permit the school to modify its procedures to comply with the regulations.

In addition, the new Department of Education rules require institutions offering postsecondary education to students through distance education in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, to meet any applicable state requirements for it to be legally offering postsecondary distance education in that state. The regulations require an institution to document upon request by the Department of Education that it has the applicable state approval. As a result, some of Kaplan’s schools and distance education programs may be required to obtain additional or revised state authorizations. If Kaplan is unable to obtain the required approvals, Kaplan students in the affected schools or programs may be unable to receive Title IV funds, which could have a material adverse effect on Kaplan’s business and operations.

Congressional Reauthorization of Title IV Programs.    All of the Title IV financial aid programs are subject to periodic legislative review and reauthorization. In addition, while Congress historically has not limited the amount of funding available for the various Title IV student loan programs, the availability of funding for the Title IV programs that provide for the payment of grants is primarily contingent upon the outcome of the annual federal appropriations process. Congress also can make changes in the laws affecting Title IV programs in those annual appropriations bills and in other laws it enacts between Higher Education Act reauthorizations.

Whether as a result of changes in the laws and regulations governing Title IV programs, a reduction in Title IV program funding levels or a failure of schools within Kaplan Higher Education to maintain eligibility to participate in Title IV programs, a material reduction in the amount of Title IV financial assistance available to the students attending those schools could have a material adverse effect on Kaplan’s business and operations. In addition, any development that has the effect of making the terms on which Title IV financial assistance is made available materially less attractive could also have a material adverse effect on Kaplan’s business and operations.

U.S. Senate Committee Review.    In the summer of 2010, the Health, Education, Labor and Pension Committee (“the HELP Committee”) of the U.S. Senate commenced an industry-wide review of for-profit higher education institutions. The institutions owned and operated by Kaplan Higher Education are included in the scope of this industry-wide review. The scope of the hearings is being established and directed by the chairman of the HELP Committee. Hearings have been conducted thus far, and additional hearings are anticipated. The ultimate outcome of the hearings and implications to the operation of Kaplan Higher Education’s institutions are presently unknown.

As part of the HELP Committee’s review of for-profit higher education institutions, investigators from the U.S. Government Accountability Office (“GAO”) performed undercover interviews at 15 for-profit higher education institutions, including two campuses of Kaplan Higher Education. In August 2010, the GAO issued a report that was critical of the recruiting tactics at several schools, including two Kaplan campuses. The GAO subsequently revised its report and reduced the number of alleged violations it uncovered.

On August 5, 2010, the HELP Committee sent a document request to numerous for-profit higher education institutions, including Kaplan. The HELP Committee indicated that it is interested in investigating the receipt and use of federal student

8    THE WASHINGTON POST COMPANY

loan funds at private sector higher education institutions and, potentially, proposing additional legislation related to the sector. Although Kaplan Higher Education has completed its production of documents requested by the HELP Committee, at this time the Company cannot predict the ultimate impact that the investigation may have on Kaplan.

Program Reviews, Audits and Investigations.    Kaplan’s schools are subject to audits or program compliance reviews by various external agencies, including the Department of Education, its Office of the Inspector General and state and accrediting agencies. If the Department of Education or another regulatory agency determines that an institution has improperly disbursed Title IV or state program funds or violated a provision of the Higher Education Act or state law or regulations, the affected institution may be required to repay such funds to the Department of Education or the appropriate state agency or lender and may be assessed an administrative fine and be subject to other sanctions. Although Kaplan endeavors to comply with all federal and state laws and regulations, Kaplan cannot guarantee that its interpretation of the relevant rules will be upheld by the Department of Education or other agencies, or upon judicial review.

In September 2008, the Department of Education began a Program Review at Kaplan Higher Education division’s CHI-Broomall campus. The Program Review is ongoing. The reviewers have completed their field work. CHI-Broomall and Kaplan have responded to a preliminary report issued by the Department of Education, have responded to a February 12, 2010, request by the Department of Education for additional information and are cooperating fully in the review. The Department of Education has not yet issued a final report on this review. No assurance can be given that the Department of Education’s final report will not have a significant adverse effect on Kaplan’s ability to continue to operate this school. See further discussion in Item 3. Legal Proceedings.

The Department of Education also began a Program Review in October 2007 at Kaplan’s Higher Education division’s Pittsburgh location. Kaplan has responded to all requests for information and is cooperating fully in this review. The Department of Education has not yet issued a final report on this review. No assurance can be given that the Department of Education’s final report will not have a significant adverse effect on Kaplan’s ability to continue to operate this school.

In May 2008, the Department of Education also conducted a Program Review at Kaplan’s Higher Education division’s Baltimore location. The Department returned to complete its review in April 2010. The Department issued its findings in August 2010. The Department found that the school failed to document some student dependency overrides and failed to properly resolve conflicting information in student financial aid files. The school responded to these findings in September 2010. No assurance can be given that the Department of Education’s final report will not have a significant adverse effect on Kaplan’s ability to continue to operate this school.

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

The Department of Education conducted a Program Review at Kaplan Higher Education’s Phoenix campus on February 7, 2011. The Department of Education conducted an exit interview at the end of this review and indicated that, at that time, they had no findings. No assurance can be given that the Department of Education’s final report will not have a significant adverse effect on Kaplan’s ability to continue to operate this school.

In February 2011, the Department of Education announced it will be conducting a Program Review at the Kaplan Higher Education’s Brooklyn, OH campus on March 21, 2011. No assurance can be given that the Department of Education’s final report will not have a significant adverse effect on Kaplan’s ability to continue to operate this school.

Institutional Accreditation.    Accreditation is a process through which an institution submits itself to qualitative review by an organization of peer institutions. Pursuant to the Federal Higher Education Act, the Department of Education relies on accrediting agencies to determine whether the academic quality of an institution’s educational programs is sufficient to qualify the institution to participate in Title IV programs. As noted previously, to remain eligible to participate in Title IV programs, a school must maintain its accreditation by an accrediting agency recognized by the Department of Education. In 2010, no Kaplan Higher Education division school received notice from its institutional accreditors indicating that the school’s accreditation was being withdrawn or that the school was being issued an order to show cause why its accreditation should not be withdrawn.

2010 FORM 10-K    9

Return of Title IV Funds.    Department of Education regulations require schools participating in Title IV programs to calculate correctly and return on a timely basis unearned Title IV funds disbursed to students who withdraw from a program of study prior to completion. These funds must be returned in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. Under Department of Education regulations, failure to make timely returns of Title IV program funds for 5% or more of students sampled in a school’s annual compliance audit in either of its two most recently completed fiscal years could result in a requirement that the school post a letter of credit in an amount equal to 25% of its prior-year returns of Title IV program funds. If unearned funds are not properly calculated and returned in a timely manner, an institution is also subject to monetary liabilities, fines or other sanctions. Six of the Kaplan Higher Education reporting units currently have letters of credit outstanding to the Department of Education as a result of this requirement, with a collective total face value of approximately $3.3 million.

Test Preparation

In 2010, Kaplan Test Preparation (“KTP”) included the following businesses: Test Preparation and Tutoring, which includes KTP’s pre-college, graduate, health and PMBR businesses; Kaplan Publishing; and Professional and Licensure. Each of these businesses is discussed briefly below. In September 2010, KTP announced a plan to reorganize its business consistent with the migration of students to Kaplan’s online and hybrid test preparation offerings. In conjunction with this plan, Kaplan has reduced the number of leased test preparation centers and will further reduce that number in 2011.

Test Preparation and Tutoring

KTP’s pre-college and graduate businesses prepare students for a broad range of college and graduate school admissions examinations, including the SAT, ACT, LSAT, GMAT, MCAT and GRE. KTP’s health business prepares students for medical licensure exams, including the USMLE and NCLEX. PMBR, offers full-service bar review in 26 states, as well as review for the multistate portion of the bar exam nationwide. During 2010, these courses were offered at numerous locations throughout the U.S., Canada, Puerto Rico, Mexico, London and Paris. KTP also offers courses online, which are delivered in a live online classroom and a self-study format. In addition, KTP licenses material for certain of its courses to third parties and a Kaplan affiliate, which, during 2010, offered courses at 51 locations in 11 countries outside the U.S. KTP also offers programs and services, including college admissions examination preparation courses, directly to schools and school districts for students in kindergarten through 12th grade. These offerings were provided through Kaplan’s K12 Learning Services business, which, in the first quarter of 2010, was integrated into KTP’s business. KTP offers individualized live tutoring and customized online programs for children from kindergarten through 8th grade.

Publishing

Kaplan Publishing, which is operated separately from Kaplan Professional Publishing, publishes a variety of general trade and educational books in subject areas such as test preparation, business, law, medicine and nursing. At the end of 2010, Kaplan Publishing had more than 930 products available in print and digital formats, including more than 170 print, e-Books and mobile application products released in 2010 for smart phones.

Professional and Licensure

The professional and licensure businesses (collectively, “Professional and Licensure”) prepare professionals for a variety of licensing and advanced designation exams, including insurance, securities and real estate licensing exams, as well as the CFA®, FRM®, CAIA®, CFP®, ChFC®, CLU®, CASL™, CPCU® and CPA advanced designation exams. Professional and Licensure includes the following businesses: Kaplan Schweser, which offers test preparation courses to financial services professionals for the CFA, FRM and CPA exams, as well as continuing education for accountants; Kaplan Financial Education, which provides entrance exam preparation and continuing education courses for financial services professionals; Kaplan Real Estate Education, which provides courses for real estate, home inspection, architecture and engineering; and Kaplan Professional Publishing, which provides printed and online materials that help individuals study for and/or satisfy state licensing and continuing education requirements. Professional and Licensure also includes Kaplan Compliance Solutions (“KCS”). KCS assists insurance carriers, agencies and broker/dealers with their licensure and/or registration filings and assists its clients in compliance with myriad national and state-level regulatory requirements applicable to these industries.

The courses offered by KTP are provided in various formats, including classroom-based instruction, online programs, printed study guides, in-house training and through other technological means. During 2010, these businesses enrolled more than 651,000 students in their courses (including more than 241,000 enrolled in online programs).

Kaplan International

Kaplan International includes Kaplan Europe and Kaplan Asia Pacific. Each of these businesses is discussed briefly below.

10    THE WASHINGTON POST COMPANY

Kaplan Europe

Kaplan Europe includes the following businesses, which are all based in the U.K. and Ireland: Kaplan UK; Kaplan International Colleges; and a set of higher education institutions.

The Kaplan UK business in Europe is a provider of training, test preparation services and degrees for accounting and financial services professionals, including those studying for ACCA, CIMA and ICAEW qualifications. In addition, Kaplan UK provides legal and professional training, including the operation of a U.K. law school in collaboration with Nottingham Trent University’s Nottingham Law School. In 2010, Kaplan UK provided courses to approximately 78,000 students, of which 54,000 were dedicated to accounting and financial services professionals. Kaplan UK is headquartered in London and has 27 training centers located throughout the U.K.

The Kaplan International Colleges (“KIC”) business comprises a University pathways business and an English-language business. The University pathways business offers academic preparation programs especially designed for international students who wish to study in English-speaking countries. KIC operates University pathways programs in collaboration with seven U.K. universities, two U.S. universities and one Australian university. At the end of 2010, KIC’s University pathways business was serving approximately 3,000 students. The English-language business (previously operated under the name “Kaplan Aspect”) provides English-language training, academic preparation programs and test preparation for English proficiency exams, principally for students wishing to study and travel in English-speaking countries. KIC operates a total of 43 English-language schools, with 21 located in the U.K., Ireland, Australia, New Zealand and Canada, and 22 located in the U.S., where they operate under the name Kaplan International Centers. During 2010, the English-language business served approximately 55,000 students.

Kaplan Europe also includes three higher education institutions located in the U.K. and Ireland. These institutions are Dublin Business School, Holborn College and Kaplan Open Learning. At year-end, these institutions had an aggregate of approximately 8,000 students.

Kaplan Asia Pacific

Kaplan Asia Pacific operates primarily in Singapore, Australia, Hong Kong and China.

In Singapore, Kaplan provides students with the opportunity to earn undergraduate and graduate degrees, principally in business-related subjects, science and engineering, as well as communications and media. Kaplan Singapore students receive degrees from affiliated educational institutions in Australia, the U.K. and the U.S. In addition, Kaplan’s Singapore business offers pre-university and diploma programs. Kaplan also offers accountancy exams and financial markets training in Singapore. At year-end 2010, Kaplan’s Singapore business had approximately 16,100 students enrolled in its programs.

In Australia, Kaplan delivers a broad range of financial services education and professional development courses. In 2010, this business provided courses to more than 7,800 students through classroom programs and to more than 53,000 students through distance-learning programs. Additionally, Kaplan operates three Australian accredited Kaplan Business School centers, in Sydney, Melbourne and Adelaide, offering foundation and master’s degree programs. Finally, through Bradford College, Kaplan offers two academic preparation programs for entry into Australian undergraduate university programs for 700 international students.

In Hong Kong, Kaplan offers accountancy exams, non-exam-based postgraduate programs, financial markets training and continuing professional development training. Kaplan also offers Mandarin-language training and test preparation courses for the Chinese Proficiency Test. During 2010, Kaplan’s Hong Kong business provided courses to more than 17,000 students.

In China, Kaplan provides academic preparation programs for entry to overseas universities at campuses in several cities in China. Kaplan China had approximately 920 students enrolled at the end of 2010.

Kaplan Ventures

The Kaplan Ventures division manages and develops businesses in markets adjacent to Kaplan’s core educational businesses. Kaplan Ventures’ management provides these businesses with industry expertise and management support with a view toward the long-term strategic benefits these businesses may provide to Kaplan. Kaplan Ventures division comprises Kaplan EduNeering, Kaplan Learning Technologies, The Kidum Group, Kaplan Continuing Education, Kaplan Global Solutions, Colloquy, Kaplan Virtual Education and Kaplan VC LLC. During 2010, Kaplan Ventures sold Education Connection Services, a provider of lead generation services.

2010 FORM 10-K    11

Kaplan EduNeering provides online regulatory compliance training and learning management systems technology principally for businesses in the pharmaceutical, medical technology, health care, energy, telecom and defense-related industries. During 2010, Kaplan EduNeering provided services to more than 1.7 million users at approximately 420 companies.

Kaplan Learning Technologies (formerly Kaplan IT) is a software provider whose products, including STT Trainer and Atlantic Link, help individuals and organizations train on software applications. In 2010, Kaplan Learning Technologies also provided training to prepare individuals for technical certifications in the information technology industry. During 2010, Kaplan Learning Technologies delivered more than 163,000 certification preparation practice tests.

The Kidum Group, headquartered in Tel Aviv, Israel, provides test preparation courses for Israeli high school graduation exams, university admissions exams and the GMAT. Kidum also provides English-language courses at 10 permanent centers located throughout Israel as a franchisee of Wall Street International, which is a provider of English-language training to corporations and individuals at locations outside the U.S. During 2010, Kidum provided courses to approximately 28,000 students.

During 2010, Kaplan Ventures launched its Kaplan Global Solutions business unit to develop and expand partnerships with colleges, universities and non-profit corporations and foundations throughout the Americas. Global Solutions offers its clients an array of research, curriculum, design services and innovative education programs and services that attract and manage lifelong learners. Through its Global Pathway programs for international students, Global Solutions enables its partner institutions to expand globally and increase international student enrollments through custom programs aimed at student success.

Colloquy, now under common management with Global Solutions, also partners with colleges and universities to create online degree programs. Colloquy also provides a full suite of services that enable traditional institutions to deliver courses and programs of study through online or blended instruction. Services include instructional design, global student marketing and recruiting, as well as an array of learning technology options and support for faculty and students.

Kaplan Virtual Education (“KVE”) is a provider of online and blended learning solutions for K12 learners and educators that operates online virtual schools throughout the U.S. in partnership with school districts and through private schools. At year-end 2010, KVE was providing courses to approximately 3,000 students.

Kaplan VC LLC serves as Kaplan’s corporate venture capital arm, identifying and investing in high-growth education technology companies.

Cable Television Operations

Through its subsidiary Cable ONE, Inc. (“Cable ONE”), the Company owns and operates cable television systems that provide video, Internet and phone service to subscribers in 19 midwestern, western and southern states. At the end of 2010, Cable ONE provided cable service to approximately 648,400 basic video subscribers (representing about 46% of the 1,423,000 homes passed by the systems) and had in force approximately 215,300 subscriptions to digital video service, 425,400 subscriptions to high-speed data service and 153,000 subscriptions to VoIP (digital voice) service. Digital video, cable modem and VoIP services are available in markets serving virtually all of Cable ONE’s subscriber base. The digital video services offered by Cable ONE include certain premium, cable network and local over-the-air channels in HDTV.

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

12    THE WASHINGTON POST COMPANY

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

Rate Regulation.    FCC regulations prohibit local franchising authorities or the FCC from regulating the rates that cable systems charge for certain levels of video cable service, equipment and service calls when those cable systems are subject to “effective competition.” The FCC has confirmed that some of the cable systems owned by the Company fall within the effective-competition exemption, and the Company believes, based on an analysis of competitive conditions within its systems, that other of its systems may also qualify for that exemption. Nevertheless, monthly subscription rates charged for the basic tier of cable service, as well as rates charged for equipment rentals and service calls for many of Cable ONE’s cable systems, remain subject to regulation by local franchising authorities in accordance with FCC rules. However, rates charged by cable systems for tiers of service other than the basic tier—such as pay-per-view and per-channel premium program services, digital video, cable modem and digital telephone services—and for advertising currently are exempt from regulation.

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

Commercial broadcasters have the right to elect at three-year intervals to forego must-carry rights and insist instead that their signals not be carried by cable systems without their prior consent. Broadcasters must make their elections for the next election cycle by October 1, 2011, with the elections effective January 1, 2012, through December 31, 2014. In some cases, Cable ONE has been required to provide consideration to broadcasters to obtain retransmission consent, such as commitments to carry other program services offered by a station or an affiliated company, to purchase advertising on a station or to provide advertising availabilities on cable to a station. Many broadcasters have sought cash payment from cable systems such as Cable ONE for the right to carry their signals. This development results in increased operating costs for cable systems that ultimately increase the rates cable systems charge subscribers. In addition, there have been numerous public retransmission consent disputes between broadcasters and cable providers in recent months, which may prompt the FCC or Congress to impose new requirements on the negotiation process. Cable ONE cannot predict whether these changes will be adopted or how any revised regulations would affect its business and operations.

In March 2010, several cable and direct broadcast satellite (“DBS”) operators and certain other parties filed a request for a rulemaking at the FCC seeking certain changes to the FCC’s retransmission consent rules, such as authorization for “interim carriage” of a broadcaster’s signal by cable and DBS operators after the broadcaster’s grant of retransmission consent has expired, and limitations on the positions that broadcasters may take during negotiations. Broadcasters opposed the rulemaking request, asserting that it would be contrary to the Communications Act of 1934, as amended (the “Communications Act”), and the public interest. The FCC has announced that it will initiate a rulemaking proceeding in 2011 with respect to its retransmission consent rules. Changes to the retransmission consent rules could materially affect the Cable ONE cable systems’ (and the Post–Newsweek Stations, Inc. stations’) bargaining leverage in future retransmission consent negotiations, and the Company cannot predict the net effect that such an order would have. Congress may also pass legislation in 2011 that would affect the must-carry/retransmission consent regime.

Digital Television (“DTV”).    FCC regulations require cable systems to ensure that all local must-carry broadcast stations are “viewable” by all subscribers. Moreover, where a must-carry broadcast station’s signal is transmitted in high-definition television (“HDTV”) format, cable operators generally are required to carry the signal in HDTV format. Although certain smaller cable systems are not subject to these requirements, satisfaction of the generally applicable obligation could increase Cable ONE’s costs by requiring it to expand the capacity of its cable systems or to delete some existing programming to meet its carriage obligations for broadcasters’ DTV signals.

Pole Attachments.    Federal law requires most telephone and power utilities to charge reasonable rates to cable operators for utilizing space on utility poles or in underground conduits. The FCC has adopted two separate formulas for calculating such rates: one for attachments by cable operators generally and a higher rate for attachments used to provide

2010 FORM 10-K    13

“telecommunications services.” A number of cable operators (including Cable ONE) are using their cable systems to provide not only television programming, but also Internet access and digital voice. In 2002, the U.S. Supreme Court held that the lower pole attachment rates apply not only to attachments used to provide traditional cable services, but also to attachments used to provide Internet access services. More recently, in May 2010, the FCC adopted new requirements relating to pole access and construction practices that are expected to improve the ability of cable operators to attach to utility poles on a timely basis. The FCC also at that time initiated a new regulatory proceeding to continue to consider the extent to which uniform pole attachment rates should be applicable to all attachers, whether certain new pole attachment time lines and other requirements should apply to pole owners to better facilitate network build-outs by cable operators and other competitors, and whether certain improvements should be made to the pole attachment enforcement process at the FCC. The Company cannot predict whether or when the FCC will adopt these rule revisions or the effect that they may have on the Company. As a general matter, changes to Cable ONE’s pole attachment rate structure could significantly increase its annual pole attachment costs.

Federal Copyright Issues.    The Copyright Act of 1976, as amended, gives cable television systems the ability, under certain terms and conditions and assuming that any applicable retransmission consents have been obtained, to retransmit the signals of television stations pursuant to a compulsory copyright license. Those terms and conditions require all cable systems that retransmit broadcast signals to pay semiannual royalty fees, generally based on the systems’ gross revenues from basic service and, in certain instances, the number of “distant” broadcast signals carried. The compulsory license fees have been increased on several occasions since this act went into effect. Since 1989, a separate compulsory copyright license for distant signal retransmissions has applied to direct broadcast satellite (“DBS”), and in 1999, Congress provided DBS with a royalty-free compulsory copyright license for distribution of the signals of local television stations to satellite subscribers in the markets served by such stations. The cable compulsory license for local and distant signals and the DBS local signal compulsory license are permanent, while the DBS distant signal compulsory license is scheduled to sunset at the end of 2014, although it is possible that, as in the past, the DBS distant signal compulsory license will be extended. In addition, the cable and DBS compulsory licenses employ different methodologies for calculating royalties, with cable using a percentage of revenues approach and DBS using a flat, per subscriber, per signal payment approach.

The Copyright Office is considering requests for clarification and revisions of certain cable compulsory copyright license reporting requirements. Cable ONE cannot predict the outcome of any such inquiries; however, it is possible that changes in the rules or copyright compulsory license fee computations or compliance procedures could have an adverse effect on its business by increasing copyright compulsory license fee costs or by causing Cable ONE to reduce or discontinue carriage of certain broadcast signals that it currently carries on a discretionary basis.

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

Competition from “Over-the-Top” Video Programming.    The continued proliferation of broadband services in the U.S. and related increases in broadband capacities and speeds has enabled cable programmers and broadcast television stations to “stream” their video content to consumers over the Internet. Although the Company has benefited generally from the growth in broadband due to its role as a provider of broadband services, the continued and growing availability of cable programming and broadcast television content on the Internet may result in less demand for the Company’s cable service offering. The Company cannot predict how widespread this practice may become or the extent to which the integrated functionality and ease of use of the cable television platform will continue to appeal to the majority of its subscribers.

Wireless Services.    At various times over the past decade, the FCC has taken steps to facilitate the use of certain frequencies, notably the 2.5 GHz and 3.1 GHz bands, to deliver over-the-air multichannel video programming services to subscribers in competition with cable television systems. However, those services generally were not deployed commercially in any significant way. Beginning in 2004, the FCC adopted rule changes that allowed the 2.5 GHz band

14    THE WASHINGTON POST COMPANY

to be used for nonvideo services and permitted transmitters to be deployed in cellular patterns. As a result of these rule changes, the 2.5 GHz and other frequency bands (including the 1.7 GHz and 2.1 GHz bands in which the FCC auctioned spectrum in 2006) now are being adopted for the delivery of two-way broadband digital data and high-speed Internet access services capable of covering large areas. Initially, these services were going to be provided on a fixed basis, delivering access to houses and businesses, but they now are expected to accommodate mobile devices, such as laptop computers, with a wireless adapter card. These wireless networks are expected to use a variety of advanced transmission standards, including an increasingly popular standard known as WiMAX, and may result in the increased availability of mobile video services.

In 2008, the FCC auctioned additional spectrum in the 700 MHz band, which historically has been used for television broadcasting, and it is expected that this additional spectrum will be used to deliver broadband, video and other services to mobile devices. In the meantime, enhancements to existing 3G services and the introduction of 4G services into the marketplace by mobile wireless carriers means that smart phones and other handheld mobile devices already are capable of receiving video streams through their broadband connections. Still other entities, including coalitions of television broadcasters, are in the process of rolling out technologies that will permit consumers to view broadcast television on their laptops, tablets, smart phones and other handheld devices. Although it is not yet clear what effect, if any, the increased availability of mobile video services will have on the cable television industry, these developments likely will increase the number of competitive alternatives to Cable ONE’s services.

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

Set-Top Boxes.    Pursuant to a congressional directive to promote competition in the retail market for set-top converter boxes, the FCC has adopted rules barring cable operators from deploying set-top boxes with “integrated” security and navigation functions and requiring cable operators to support boxes and other devices designed to accept plug-in cards (“CableCARDs”) that provide the descrambling and other security features that traditionally have been included in the integrated set-top converter boxes leased by cable operators to their customers. The FCC has granted some requests for waivers of this rule, including one such request filed by Cable ONE to allow it to offer low-cost, HD-capable, integrated set-top boxes to subscribers of its Dyersburg, TN, system. The general prohibition on integrated set-top boxes has the potential to increase the capital costs of cable operators (because of the need to provide CableCARDs to customers and because the new type of converter box is typically more expensive than the traditional integrated box). In 2010, the FCC adopted certain modifications to its set-top box and CableCARD rules, which included extending the relief previously provided to Cable ONE to all cable operators nationwide. While this change should facilitate the availability of low cost set-top boxes, other changes adopted by the FCC that impact how cable operators bill for set-top boxes and the types of CableCARDs they must deploy could increase operational costs for such operators. The FCC also in 2010 initiated a broader regulatory proceeding to consider whether it should require all multichannel video program distributors, which include cable operators, to develop and provide a new, universal set-top box solution that allows access to both online and traditional video. The Company cannot predict whether, how or when the issues raised in this proceeding will be resolved.

Disability Access.    In September 2010, Congress passed the Twenty-First Century Communications and Video Accessibility Act. This act directs the FCC to impose additional accessibility requirements on cable operators. For example, exactly one year after the act’s enactment date, the FCC must reinstate the video description regulations that the Commission adopted in 2000 (but which had been invalidated on appeal), with certain modifications specified in the act. Under the 2000 video description rules, cable operators that serve 50,000 or more subscribers, as of September 30, 2000, must provide 50 hours of video description per calendar quarter during prime time or on

2010 FORM 10-K    15

children’s programming, on each channel on which they carry one of the top five national nonbroadcast networks. In addition, cable operators of all sizes must pass through video description that is provided for each broadcast station or nonbroadcast network that they carry. The act also directs the FCC to adopt rules to help ensure that certain video programming distributors convey emergency information in a manner that is accessible to persons who are blind or visually impaired. The Company cannot predict when the FCC will adopt these rules. Complying with the new rules would impose certain costs on the Company.

In addition, the act requires the FCC to subject devices designed to receive, play back, or record video programming transmitted simultaneously with sound, such as set-top boxes, to regulations governing (1) the display of closed-captioned video programming, (2) the transmission and delivery of video description services and (3) the conveyance of emergency information. Complying with the new rules would impose certain costs on the Company. The Company cannot predict when the FCC will adopt these rules.

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

Internet Access Services

In 2005, the U.S. Supreme Court upheld the FCC’s classification of cable modem service as an “information service.” As a result, cable modem service is not subject to the full panoply of regulations that applies to “cable services” or “telecommunications services” under the Communications Act of 1934, as amended (the “Communication Act”), nor is it subject to state or local government regulation. In response to the Supreme Court’s decision, the FCC ruled that a telephone company’s offering of digital subscriber line (“DSL”) Internet access service and a mobile wireless company’s offering of similar wireless broadband service also are “information services.”

Cable ONE currently offers broadband Internet access service on virtually all of its cable systems and is the sole Internet service provider on those systems. Cable ONE does not restrict the websites that its broadband Internet access subscribers may view; however, regulations that distinguish between interference with subscriber access and reasonable network management are evolving and, over time, could begin to interfere with Cable ONE’s ability to manage its network or provide services to its subscribers. In 2010, the FCC imposed certain “net neutrality” obligations on providers of broadband Internet access services. Included among those obligations are requirements that fixed broadband Internet service providers disclose publicly accurate information regarding their network management practices; refrain from blocking lawful content, applications, services and non-harmful devices of the end user’s choosing; and refrain from unreasonably discriminating in the transmission of lawful traffic. Wireless broadband Internet service providers are subject to fewer regulations, and the application of all such regulations is subject to the broadband Internet service provider’s ability to engage in reasonable network management. The FCC’s net neutrality rules also establish a process through which complaints about the network management practices of broadband Internet service providers can be brought. Congress, from time to time, also has considered whether to impose net neutrality requirements on providers of broadband Internet access service that would limit the ability of such providers to prioritize the delivery of particular types of content, applications or services over their networks, or whether to limit the FCC’s ability to regulate such activity. The FCC’s December 2010 order imposing certain net neutrality obligations on providers of broadband Internet access services has been appealed, and the Company cannot predict the outcome of this appeal. If the FCC’s order is upheld, these new obligations could cause the Company to incur certain compliance costs.

16    THE WASHINGTON POST COMPANY

As part of the American Recovery and Reinvestment Act of 2009 (“ARRA”), the federal government has implemented a program pursuant to which a total of approximately $7.2 billion in grants and loans has been distributed to fund investment in the development of broadband networks throughout the U.S., mostly to facilitate the deployment of broadband Internet access services in rural and remote regions that do not already enjoy such services. The ARRA also required the FCC to develop a National Broadband Plan to guide U.S. policy in the area of domestic broadband deployment. In March 2010, the FCC submitted its National Broadband Plan to Congress and announced its intention to initiate approximately 40 rulemakings addressing a host of issues related to the delivery of broadband services. Several of these rulemakings have already been initiated. The broad reach of these rulemaking proceedings could ultimately affect the environment in which Cable ONE operates. The National Broadband Plan, which the FCC delivered to Congress on March 16, 2010, did not contain self-effectuating provisions, but it is serving as a blueprint for broadband regulatory policy in the U.S. and, therefore, could have a material effect on Cable ONE and other providers of broadband Internet access services.

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

Voice Services

Voice Over Internet Protocol (“VoIP”).    Cable companies, including Cable ONE and others, offer voice service using VoIP technology, which permits users to make phone calls over broadband communications networks, including the Internet. Federal law preempts state and local regulatory barriers to the offering of voice service by cable companies and others, and the FCC and federal courts generally have preempted state laws that seek to regulate or reclassify VoIP.

The FCC has held that VoIP services are IP-enabled services, which are interstate in nature and thus subject exclusively to the FCC’s federal jurisdiction. This decision was upheld on appeal, although the FCC has an ongoing proceeding to consider whether VoIP services provided by cable companies and others are properly classified as an “information service,” “telecommunications service” or some other new category of service. This determination, once made, could have numerous regulatory implications for cable companies that provide VoIP services, including Cable ONE. Although the FCC has yet to ascribe a regulatory definition to VoIP services, the FCC nevertheless has imposed a number of obligations on some types of VoIP providers known as interconnected VoIP service providers, some of which are discussed more fully below. In the absence of a definitive FCC decision, several states (including several in Cable ONE’s service territory) also have attempted—and are expected to continue to attempt—to regulate VoIP services like traditional telephony service and impose certain fees and taxes on the provision of VoIP services. While Cable ONE and other VoIP service providers are actively challenging state attempts to regulate and classify VoIP services, these state actions could have an adverse effect on Cable ONE’s business by increasing its costs to provide VoIP services. Legislation from time to time has been introduced in Congress to address the classification and regulatory obligations of VoIP providers. The prospects for passage of any such legislation are uncertain.

Emergency 911 Services.    The FCC has ruled that an interconnected VoIP service provider that enables its customers to make calls to and from persons who use the public switched telephone network must provide its customers with the same enhanced 911 (“E911”) features that traditional telephone and wireless companies are obligated to provide. This requirement was upheld on appeal. The FCC is currently assessing whether additional rules related to the provision of E911 services by interconnected VoIP service providers should be adopted.

CALEA.    FCC regulations require providers of interconnected VoIP service to comply with the requirements of CALEA, which requires covered entities and their equipment suppliers to deploy equipment that law enforcement officials can access readily for lawful wiretap purposes.

Universal Service.    The FCC has determined that interconnected VoIP service providers must contribute to the federal universal service fund. The amount of a company’s universal service fund contribution is based on a percentage of revenues earned from end-user interstate and international interconnected VoIP services. Cable ONE is permitted to recover these contributions from its customers. This percentage figure changes from time to time and generally has been increasing, prompting Congress and the FCC to consider ways in which the universal service fund and the payment obligations of fund contributors should be reformed. Cable One cannot predict whether and how such reform will occur and the extent to which it may affect providers of VoIP services, including Cable ONE. In November 2010, the FCC also

2010 FORM 10-K    17

determined that states may impose state universal service fund fees on interconnected VoIP service providers subject to certain limitations and requirements. State universal service fund contributions are based on a percentage of revenues earned from end-user intrastate interconnected VoIP services, and Cable ONE is typically permitted to recover these contributions from their customers. Cable ONE cannot predict whether or how the imposition of such state-based universal service fees will affect its operations and business.

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

CPNI.    In 2007, the FCC adopted rules expanding the protection of customer proprietary network information (“CPNI”) and extending CPNI protection requirements to providers of interconnected VoIP service. CPNI is information about the quantity, technical configuration, type, location and amount of a voice customer’s use. These requirements generally have increased the cost of providing interconnected VoIP service, as providers now must implement various safeguards to protect CPNI from unauthorized disclosure.

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

Service Discontinuance Obligations.    In 2009, the FCC adopted rules subjecting providers of interconnected VoIP services to the same service discontinuance requirements applicable to providers of wireline telecommunication services. These requirements typically apply when a service provider exits a region or eliminates services. Along with other FCC actions described in this section that impose legacy telecom obligations on interconnected VoIP providers, this development will subject the Company’s interconnected VoIP services to greater regulation and thus greater burdens and costs.

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

Newspaper Publishing

The Company’s newspaper publishing operations include results for its flagship newspaper and Internet site, The Washington Post, The Slate Group and a number of additional newspapers and websites.

The Washington Post

WP Company LLC (“WP Company”), a subsidiary of the Company, publishes The Washington Post, which is a morning daily and Sunday newspaper primarily distributed by home delivery in the Washington, DC, metropolitan area, including large portions of Maryland and northern Virginia. The Post’s two primary sources of revenue are advertising and subscription fees, which accounted for 66% and 32% of its total revenue in 2010, respectively. Advertising revenue is derived from the sale of display and classified advertisements, as well as the insertion and other distribution of preprinted advertisements.

The following table shows the average paid daily (including Saturday) and Sunday circulation of the Post for 52-week periods ended September 28, 2008 and September 27, 2009, as reported by the Audit Bureau of Circulations (“ABC”) and as estimated by the Post for the 53-week period ended October 3, 2010 (for which period ABC had not completed

18    THE WASHINGTON POST COMPANY

its audit as of the date of this report), from the semiannual publisher’s statements submitted to ABC for the 27-week period ended April 4, 2010, and the 26-week period ended October 3, 2010:

	Average Paid Circulation
	Daily	Sunday
2008	639,474	878,110
2009	615,353	845,588
2010	556,472	781,173

The Post’s primary circulation territory accounts for more than 90% of its daily and Sunday circulation and consists of Washington, DC, and communities generally within a 50-mile radius from the city (but excluding Baltimore City and its northern and eastern suburbs). The current newsstand price is $0.75 for the daily newspaper and $2.00 for the Sunday newspaper in this area. The rate charged for each four-week period for home-delivered copies of the daily and Sunday newspaper was raised to $21.56 effective January 18, 2010. The rate charged for Sunday-only home delivery was raised to $7.40 for each four-week period effective January 18, 2010. Outside the primary circulation area, the current newsstand price is $1.00 for the daily newspaper and $2.50 for the Sunday newspaper. Rates for home-delivered copies of the daily and Sunday newspaper outside the primary circulation area for each four-week period are $34.00 and are $10.00 for the Sunday newspaper only. From March 2, 2009, through January 17, 2010, newsstand and home-delivery prices in certain counties outside the greater Washington area were $0.75 daily and $2.00 on Sunday. As of January 18, 2010, prices in these counties are the same as those in areas outside the primary circulation area.

The Post’s subscriber loyalty program, PostPoints, has approximately 140,000 members. The program allows readers to earn points, exchangeable for rewards, through a variety of activities centered on interacting with The Washington Post in print and online, shopping at participating advertisers and helping the community.

In January 2010, the Post’s print and online operations were integrated. As a result, WP Company now publishes the newspaper’s Internet site, washingtonpost.com, that currently features much of the full editorial text of The Washington Post and most of the Post’s classified advertising, as well as original content, blogs written by Post reporters and others, interactive discussions hosted by Post reporters and outside subject experts, user-generated comments and content obtained from other sources.

As measured by WP Company, this site averaged more than 266.9 million page views per month and had an average of 28.2 million unique visitors per month during 2010. The Internet site also features extensive information about activities, groups and businesses in the Washington, DC, area, including arts and entertainment and news focusing on politics and on technology businesses and related policy issues. This site has developed a substantial audience of users who are outside the Washington, DC, area, and WP Company believes, based on analytical data, that approximately 88% of the unique users who access the site each month are in that category. WP Company provides online advertisers with a wide range of options, including the ability to advertise on selected pages or page combinations or to target specific geographic areas and demographic groups. WP Company also provides content on websites specially formatted to be downloaded and displayed on web-enabled cell phones and other personal digital devices.

WP Company launched several new ventures in 2010 and early 2011, including Capital Business, a weekly local business news publication that is sold for $49 per year to Washington Post subscribers and $69 per year to non- Washington Post subscribers; Washington Post Live, a conference and events business that produces live journalism events and derives revenue from sponsorships and ticket sales; The Capitol Dish, an Internet site that provides time-limited reduced-price offers for restaurants and entertainment events and shares revenue generated by the offers; and Service Alley, a website offering a directory of home service providers for consumers, including ratings and reviews, and that generates revenue through listing and couponing fees paid by the service providers. The Washington Post began offering its iPad application on a free trial basis in November of 2010. It is anticipated that the Post will begin charging for subscriptions in the future.

On January 1, 2010, WP Company and Bloomberg News launched The Washington Post News Service with Bloomberg News, which offers a selection of content from the Post and Bloomberg News stories to newspapers and other subscribers daily.

In January 2011, WP Company began licensing content of The Washington Post to Ongo, Inc., an online subscription-

based personal news service offering content from numerous news sources, including The New York Times, USA TODAY and The Financial Times, in addition to the Post.

WP Company owns an interest in Classified Ventures, a newspaper industry company that offers online classified advertising databases for cars and apartment rentals. The Post’s Internet site provides links to the Classified Ventures’ national car and apartment rental websites (cars.com and apartments.com).

2010 FORM 10-K    19

WP Company has about 535 full-time editors, producers, reporters, photographers and videographers on its staff. WP Company draws upon the news reporting facilities of the major wire services, maintains a network of correspondents and contract writers in international news centers and maintains reporters in nine local news bureaus.

The Slate Group

The Slate Group LLC (“The Slate Group”) publishes Slate, an online magazine, and additional websites. Slate features articles analyzing news, politics and contemporary culture and adds new material on a daily basis. Content is supplied by the magazine’s own editorial staff, as well as by independent contributors. The Slate Group also publishes Slate V, an online video magazine; The Root, an online magazine focused on issues of importance to African Americans and others interested in black culture, offering daily news and provocative commentary on politics and culture; and Foreign Policy, a bimonthly print magazine and website that features articles analyzing current events, business and policy news from around the world. In addition, Foreign Policy hosts a small number of foreign policy conferences every year. The Slate Group has about 85 full-time employees who edit and produce content for its various websites.

Express Publications

Express Publications Company, LLC (“Express Publications”), another subsidiary of the Company, publishes Express, a weekday tabloid newspaper, which is distributed free of charge using hawkers and news boxes near Metro stations and in other locations in Washington, DC, and nearby suburbs with heavy daytime sidewalk traffic. A typical edition of Express is 48 to 60 pages and contains short news, entertainment and sports stories, as well as both classified and display advertising. Current daily circulation is approximately 181,000 copies. Express relies primarily on wire service and syndicated content and is edited by a full-time newsroom staff of 24. Advertising sales, production and certain other services for Express are provided by WP Company. The Express newsroom also produces a website called ExpressNightOut.com, which features entertainment and lifestyle coverage of local interest.

Social Code

Social Code, a service specializing in placing advertising content and awareness campaigns on Facebook, was launched in July 2010.

Post–Newsweek Media

The Company’s Post–Newsweek Media, Inc. subsidiary publishes 2 weekly paid-circulation, 3 twice-weekly paid-circulation and 14 controlled-circulation weekly community newspapers. This subsidiary’s newspapers are divided into three groups: The Gazette Newspapers, which circulate in Montgomery, Prince George’s and Frederick counties and in parts of Carroll County, MD; Southern Maryland Newspapers, which circulate in southern Prince George’s County and in Charles, St. Mary’s and Calvert counties, MD; and the Fairfax County Times, which circulates in Fairfax County, VA. During 2010, these newspapers had a combined average circulation of approximately 671,000 copies. This division also produces military newspapers (most of which are weekly) under agreements where editorial material is supplied by local military bases, with the exception of one independent newspaper. In 2010, the 11 military newspapers produced by this division had a combined average circulation of more than 125,000 copies.

The Gazette Newspapers have a companion website (Gazette.net) that includes editorial material and classified advertising from the print newspapers. The Southern Maryland Newspapers’ website (SoMdNews.com) also includes editorial and classified advertising from the print newspapers. The Fairfax County Times website (FairfaxTimes.com) also includes editorials and classified advertising from the print newspapers. The military newspapers produced by this division are supported by a website (DCMilitary.com) that includes base guides and other features, as well as articles from the print newspapers. Each website also contains display advertising that is sold specifically for the site.

The Gazette Newspapers, Southern Maryland Newspapers and the Fairfax County Times together employ approximately 176 editors, reporters and photographers.

This division also operates a commercial printing business in suburban Maryland.

The Herald

The Company owns The Daily Herald Company, publisher of The Herald in Everett, WA, about 30 miles north of Seattle. The Herald is published mornings seven days a week and is primarily distributed by home delivery in Snohomish County and online at Heraldnet.com. The Daily Herald Company also provides commercial printing services and is a regional print site for USA TODAY. The Daily Herald Company also publishes The Enterprise, a weekly community newspaper home delivered in south Snohomish County; La Raza del Noroeste, a weekly Spanish-language newspaper that is distributed in Snohomish, King, Skagit and northern Pierce counties; and the Snohomish County Business Journal, a monthly publication focused on Snohomish County business news.

20    THE WASHINGTON POST COMPANY

The Herald’s average paid circulation as reported to ABC for the 12 months ending March 31, 2010, was 47,694 daily Monday through Friday, 47,142 Monday through Saturday and 50,455 Sunday. The aggregate average weekly circulation of The Enterprise Newspapers during the 12-month period ending March 31, 2010, was 51,148 copies as reported by Verified Audit Circulation. The circulation of La Raza del Noroeste during the 3-month period ended March 31, 2010, was 21,563 copies, as reported by Verified Audit Circulation. The monthly circulation of the Snohomish County Business Journal is approximately 14,100 copies.

The Herald, The Enterprise, La Raza and the Snohomish County Business Journal together employ approximately 69 editors, reporters and photographers.

Greater Washington Publishing

The Company’s Greater Washington Publishing, Inc. subsidiary publishes several free-circulation advertising periodicals that have little or no editorial content and are distributed in the greater Washington, DC, metropolitan area using sidewalk distribution boxes. Greater Washington Publishing’s periodicals of that kind are Apartment Showcase, which is published monthly and has an average circulation of about 44,000 copies; New Homes Guide, which is published six times a year and has an average circulation of about 51,000 copies; and Guide to Retirement Living Sourcebook, which is published nine times a year and has an average circulation of about 38,000 copies.

El Tiempo Latino

El Tiempo Latino LLC publishes El Tiempo Latino, a weekly Spanish-language newspaper that is distributed free of charge in northern Virginia, suburban Maryland and Washington, DC, using sidewalk news boxes and retail locations that provide space for distribution. El Tiempo Latino provides a mix of local, national and international news together with sports and community events coverage and has a current circulation of approximately 50,000 copies. Employees of the newspaper handle advertising sales as well as prepress production, and content is provided by a combination of wire service copy, contributions from freelance writers and photographers and stories produced by the newspaper’s own editorial staff.

Television Broadcasting

Post–Newsweek Stations, Inc. (“PNS”), a subsidiary of the Company, owns six television stations located in Houston, TX; Detroit, MI; Miami, FL; Orlando, FL; San Antonio, TX; and Jacksonville, FL. The following table sets forth certain information with respect to each of the Company’s television stations:

Station Location and Year Commercial Operation Commenced	National Market Ranking (a)	Primary Network Affiliation	Expiration Date of FCC License	Expiration Date of Network Agreement		Total Commercial Stations in DMA (b)
KPRC Houston, TX, 1949	10th	NBC	Aug. 1, 2014	Dec. 31, 2016		14

WDIV Detroit, MI, 1947	11th	NBC	Oct. 1, 2013	Dec. 31, 2016		8

WPLG Miami, FL, 1961	16th	ABC	Feb. 1, 2013	Feb. 28, 2011	(c)	13

WKMG Orlando, FL, 1954	19th	CBS	Feb. 1, 2013	Apr. 6, 2015		13

KSAT San Antonio, TX, 1957	37th	ABC	Aug. 1, 2014	Feb. 28, 2011	(c)	10

WJXT Jacksonville, FL, 1947	47th	None	Feb. 1, 2013	—		7

(a)	Source: 2010/2009 DMA Market Rankings, Nielsen Media Research, fall 2010, based on television homes in DMA (see note (b) below).
(b)	Designated Market Area (“DMA”) is a market designation of A.C. Nielsen that defines each television market exclusive of another, based on measured viewing patterns.
(c)	The Company presently is negotiating a new affiliation agreement for these stations with the ABC Television Network.

Revenue from broadcasting operations is derived primarily from the sale of advertising time to local, regional and national advertisers. In 2010, advertising revenue accounted for 90% of the total for PNS’s operations. Advertising revenue is sensitive to a number of factors, some specific to a particular station or market and others more general in nature. Some examples include a station’s audience share and market ranking; seasonal fluctuations in demand for air time; annual or biannual events, such as sporting events and political elections; and broader economic trends.

2010 FORM 10-K    21

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

Digital Television (“DTV”) and Spectrum Issues. Each PNS station (and each full-power television station nationwide) now broadcasts only in digital format. The digital broadcast format allows transmission of high-definition television (“HDTV”) programming, multiple channels of standard-definition television programming (“multicasting”), subchannels of programming designed for reception by mobile devices (“mobile DTV”) and subscription video and data services known as “ancillary and supplementary” services. PNS, along with other broadcasting companies, has been actively pursuing the use of digital spectrum to provide mobile DTV to consumers, in partnership with consumer electronics manufacturers and other partners.

Television stations may receive interference from a variety of sources, including interference from other broadcast stations, that is below a threshold established by the FCC. That interference could limit viewers’ ability to receive television stations’ signals. The amount of interference to stations may increase in the future because of the FCC’s decision to allow electronic devices known as “white space” devices to operate in the television frequency band on an unlicensed basis. In September 2010, the FCC finalized the rules for white space device operations, and in January 2011, the FCC conditionally selected several entities to run a database with information about television station service areas that will be used to avoid interference. (White space devices will not be permitted to operate until the database operator appointments are finalized.) In addition, the September order is subject to several petitions for reconsideration, and an earlier order in the white spaces proceeding, issued in 2008, is on appeal.

Pursuant to a statutory requirement, the FCC’s National Broadband Plan was submitted to Congress in March 2010. In connection with the Plan, the FCC and Congress are considering reallocation of spectrum for use by wireless broadband providers, including substantial amounts of spectrum currently in the television broadcast band. One of the proposals of the Plan is that Congress authorize incentive auctions, whereby the government would auction spectrum relinquished by broadcast television stations in exchange for a share of the auction revenues. This proposal would require legislative action. The FCC commenced a rulemaking proceeding in November 2010 to consider, among other things, permitting two or more stations to share a single television channel. Though not yet part of a rulemaking proceeding, the Plan also proposed other steps that could materially affect PNS’s operations, including a “repacking,” whereby the FCC would require certain stations to move to new channel allotments so as to free up a nationwide block of spectrum for wireless broadband use. If the FCC moves forward with a repacking according to the blueprint set forth in the Plan, it could result in PNS stations having smaller service areas and/or receiving more interference than they do today. Stations moving to new channels also could incur significant expense. The Plan proposed that stations be compensated for such expenses from spectrum auction proceeds. The Company cannot predict whether a repacking will occur or whether compensation will be provided for expenses that the PNS stations may incur. The Plan also suggested the imposition of spectrum usage fees, noting that legislative action may be required. The FCC has stated that dozens of rulemakings may be required to implement the Plan.

Carriage of Local Broadcast Signals. The Communications Act and the FCC rules allow a commercial television broadcast station, under certain circumstances, to insist on mandatory carriage of its signal on cable systems serving the station’s market area (“must carry”). For stations that elect must carry, only a single stream of video (that is, a single channel of programming), rather than a television broadcast station’s entire signal, is eligible for mandatory carriage by a cable system operator. Thus, a television station currently can obtain carriage of one or more digital multicast streams only through a retransmission consent agreement with a cable operator.

Alternatively, stations may elect, at three-year intervals, to forego must-carry rights and allow their signals to be carried only pursuant to a “retransmission consent” agreement. Stations that elect retransmission consent may negotiate for compensation from cable systems in exchange for the right to carry their signals, in the form of such things as mandatory advertising purchases by the system operator, station promotional announcements on the system and cash payments to the station. Each of PNS’s television stations is being carried on all of the major cable systems in each station’s respective local market pursuant to retransmission consent agreements.

Commercial television stations also may elect either mandatory carriage or retransmission consent with respect to the carriage of their signals on DBS systems that choose to provide “local-into-local” service (i.e., to distribute the signals of local television stations to viewers in the local market area). In 2008, the FCC ruled that if a DBS operator carries the

22    THE WASHINGTON POST COMPANY

signal of any television station in a market in HDTV, it will be required to carry all other local stations in HDTV (rather than in a lower resolution format). Recognizing the capacity and technological constraints faced by DBS operators, the FCC established a four-year phase-in period, starting in 2009, during which DBS systems must progressively transition their local-into-local markets into compliance with this “HD carry-one, carry-all” requirement. By the end of 2010, DISH Network (“DISH”) and DirecTV had commenced HDTV local station carriage in all of the PNS stations’ markets, and all PNS stations are carried in HDTV by both of these DBS operators with the exception of WJXT, which is not carried in HDTV on DISH’s system.

As with cable, stations make DBS carriage elections at three-year intervals. The signal of each of the Company’s television stations is being carried by DISH and DirecTV (the two nationwide DBS operators in the United States) on a local-into-local basis pursuant to retransmission consent agreements.

On or prior to October 1, 2008, the Company elected retransmission consent status for its stations with respect to major cable operators and the two DBS operators. These elections apply to the three-year period from January 1, 2009, through December 31, 2011, and the Company has negotiated retransmission consent agreements with the major cable and DBS operators serving each of its stations’ markets. Broadcasters must make their elections for the next election cycle by October 1, 2011, with the elections effective January 1, 2012, through December 31, 2014.

In March 2010, several cable and DBS operators and certain other parties filed a request for a rulemaking by the FCC seeking certain changes to the FCC’s retransmission consent rules, such as authorization for “interim carriage” of a broadcaster’s signal by cable and DBS operators after the broadcaster’s grant of retransmission consent has expired and limitations on the positions that broadcasters may take during negotiations. Broadcasters opposed the rulemaking request, asserting that it would be contrary to the Communications Act and the public interest. The FCC has announced that it will initiate a rulemaking proceeding in 2011 with respect to its retransmission consent rules. Changes to the retransmission consent rules could materially affect the PNS stations’ (and Cable ONE’s cable systems’) bargaining leverage in future retransmission consent negotiations, and the Company cannot predict the net effect that such an order would have. Congress may also pass legislation in 2011 that would affect the must-carry/retransmission consent regime.

In May 2010, Congress passed the Satellite Television Extension and Localism Act (“STELA”), which extends the statutory copyright license for satellite carriage of distant broadcast television signals for another five years. In November 2010, the FCC released four items implementing STELA. Among other things, these items eliminated the requirement that satellite carriers carry a local network-affiliated station as a precondition to carrying a significantly viewed station affiliated with the same network; amended the rules for predicting when a household will be “unserved” so that a satellite carrier may import a distant network-affiliated signal; and sought comment on ways to enable greater access to in-state television signals. These changes might result in increased DBS carriage of distant and significantly viewed signals in PNS stations’ markets, which could materially affect viewership of the PNS stations and the stations’ retransmission consent negotiations with DBS operators. These changes also could expand the DBS carriage of PNS stations in other markets.

Ownership Limits. The Communications Act and the FCC’s rules limit the number and type of media outlets in which a single person or entity may have an attributable interest. Among other restrictions, the FCC’s local television multiple ownership rule generally permits one company to own two television stations in the same market only if there are at least eight independently owned full-power television stations in that market (including noncommercial stations and counting co-owned stations as one), and if at least one of the commonly owned stations is not among the top-four-ranked television stations in that market. In addition, by statute, a single person or entity may have an attributable interest in an unlimited number of television stations nationwide, as long as the aggregate audience reach of such stations does not exceed 39% of nationwide television households and as long as the interest complies with the FCC’s other ownership restrictions.

The FCC also restricts so-called “cross-ownership” of newspapers and broadcast stations within a market. In its 2008 ownership rules review order, the FCC liberalized its daily newspaper/broadcast cross-ownership rule to presumptively allow newspaper/broadcast combinations in the 20 largest markets, subject to several fairly rigorous economic hardship and public interest criteria. A number of media companies and public interest groups have challenged the FCC’s modification of the daily newspaper/broadcast cross-ownership rule and its retention of the other ownership rules. These challenges are pending judicial review. Several public interest groups also have asked the FCC to reconsider its 2008 ownership rules review order; this request is also pending.

The Communications Act requires the FCC to review its ownership rules periodically and to repeal or modify any rule that it determines is no longer in the public interest. In May 2010, the FCC sought comment on whether its ownership rules continue to foster competition, localism and diversity in the current media marketplace. The proceeding is pending and it is not possible to predict its outcome, but changes to the FCC’s ownership rules could affect PNS’s operations.

2010 FORM 10-K    23

Programming. Five of PNS’s six stations are affiliated with one or more of the national television networks, which provide a substantial amount of programming to their television station affiliates. The expiration dates of these affiliation agreements are set forth at the beginning of the Television Broadcasting section. The affiliation agreements for ABC stations WPLG and KSAT expire on February 28, 2011. The Company is negotiating the terms of a new affiliation agreement with ABC. PNS’s Jacksonville station, WJXT, has operated as an independent station since 2002. In addition, each of the Company’s stations receives programming from syndicators and other third-party programming providers. PNS’s performance depends, in part, on the quality and availability of third-party programming, and any substantial decline in the quality or availability of this programming could materially affect PNS’s operations.

Public Interest Obligations. To satisfy FCC requirements, stations generally are expected to air a specified number of hours of programming intended to serve the educational and informational needs of children and to complete reports on a quarterly basis concerning the children’s programming that they broadcast. In addition, the FCC requires stations to limit the amount of advertising that appears during certain children’s programs. In October 2009, the FCC initiated a proceeding to consider changes to its children’s programming rules in light of technological developments and changes in the video marketplace, but no specific changes to the children’s programming requirements have yet been adopted.

The FCC has considered imposing public interest programming requirements like those that apply to children’s programming to broadcast television programming more broadly. In November 2007, the FCC adopted new “enhanced disclosure” obligations for broadcasters that would require, among other things, reporting on public interest programming and online posting for stations’ public files. However, these obligations are subject to administrative and judicial review and have not gone into effect.

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

The FCC has other regulations and policies to ensure that broadcast licensees operate in the public interest, including rules requiring the closed captioning of programming to assist television viewing by the hearing impaired and the equal employment opportunities rule requiring station licensees to provide equal opportunity in employment to all qualified job applicants and prohibiting discrimination against any person by broadcast stations based on race, color, religion, national origin or gender. In addition, in September 2010, Congress passed the Twenty-First Century Communications and Video Accessibility Act, which, among other requirements, directs the FCC to initiate a proceeding to reinstate (with certain modifications) its “video description” rules to assist television viewing by the visually impaired that were invalidated on appeal in 2002. As adopted by the FCC in 2000, these rules generally required that (1) television stations affiliated with one of the four highest ranking television networks in the top 25 markets provide 50 hours per calendar quarter of audio description of key visual elements in programming aired during prime time or children’s programming and that (2) television stations affiliated with any television network pass through video descriptions when the network provides them. The FCC has not yet commenced a proceeding to reinstate the video description rules. Compliance with the new rules could impose additional costs on the PNS stations that could materially affect PNS’s operations.

Political Advertising. The FCC regulates the sale of advertising by PNS’s stations to candidates for public office and imposes other restrictions on the broadcast of political announcements more generally. The application of these regulations may limit the advertising revenues of PNS’s television stations during the periods preceding elections.

Broadcast Indecency. The FCC’s policies prohibit the broadcast of indecent and profane material during certain hours of the day, and the FCC regularly imposes monetary forfeitures when it determines that a television station violated that policy. Court challenges concerning the validity of the FCC’s indecency policy are ongoing, and many broadcasters have argued, among other things, that the FCC has failed to justify its indecency decisions adequately, that the FCC’s policy is too subjective to guide broadcasters’ programming decisions and that its enforcement approach otherwise violates the First Amendment.

The U.S. Supreme Court issued a decision during 2009, in Fox Television Stations, Inc. v. FCC, in which it reversed a decision by the U.S. Court of Appeals for the Second Circuit. The Second Circuit decision had held that the FCC violated its procedural obligations when it found that certain television stations’ broadcast of so-called “fleeting expletives” was indecent. Following the Supreme Court’s remand of the decision, the Second Circuit invalidated the FCC’s indecency policy in the context of “fleeting expletives,” finding that the FCC’s policy was unconstitutionally vague. Following that decision, in ABC, Inc. v. FCC the Second Circuit vacated a monetary forfeiture issued by the FCC against PNS station KSAT, along with 51

24    THE WASHINGTON POST COMPANY

other television stations, in connection with the station’s broadcast of an allegedly indecent scene in an episode of the drama “NYPD Blue.” Finding that there was “no significant distinction” between its Fox decision and the material that the FCC found indecent in ABC, the Court held the forfeiture against KSAT invalid. The FCC has requested that the Second Circuit reconsider its Fox decision. This matter may be taken up again by the Supreme Court in 2011.

Sponsorship Identification. The FCC’s rules require that broadcast stations make announcements in connection with certain broadcasts for which they have received payment or other consideration. During 2006 and 2007, three PNS stations responded to FCC complaints alleging that they, along with numerous other television stations and cable networks, violated this requirement by broadcasting material in their newscasts without disclosing its source. The stations responded to these complaints by asserting that they did not receive any consideration in exchange for the relevant broadcasts and that the broadcasts did not violate FCC rules. Although the FCC took enforcement action in 2007 against a cable operator in connection with the same set of complaints, it has not taken any action with respect to the affected PNS stations.

The FCC is conducting proceedings concerning various matters in addition to those described in this section. The outcome of these FCC proceedings and other matters described in this section could adversely affect the profitability of PNS’s television broadcasting operations.

Other Activities

Avenue100 Media Solutions Inc.

Avenue100 Media Solutions Inc. (“Avenue100”) is a digital marketing company headquartered in Woburn, MA, that sources leads for academic institutions and recruiting organizations. Avenue100 operates as an independent subsidiary of the Company.

Bowater Mersey Paper Company

The Company owns 49% of the common stock of Bowater Mersey Paper Company Limited (“Bowater Mersey”), the majority interest in which is held by a subsidiary of AbitibiBowater, Inc. Bowater Mersey is engaged in the manufacture and sale of newsprint and lumber, as well as the production of electricity in Nova Scotia, Canada.

Classified Ventures, LLC

The Company holds a 16.5% interest in Classified Ventures, LLC. Classified Ventures owns and operates several leading businesses in the online classified advertising space.

Production and Raw Materials

The Washington Post and El Tiempo Latino are produced at the printing plant of WP Company in Fairfax County, VA. The Herald, The Enterprise Newspapers, the SCBJ and La Raza del Noroeste are produced at The Daily Herald Company’s plant in Everett, WA, while The Gazette Newspapers, Southern Maryland Newspapers, Express and the Fairfax County Times are printed at the commercial printing facilities owned by Post–Newsweek Media, Inc. Nine military papers, one free weekly and one paid weekly from Southern Maryland are printed at Chesapeake Publishing in Easton, MD. Greater Washington Publishing’s periodicals are produced by independent contract printers.

In 2010, The Washington Post and El Tiempo Latino consumed about 80,000 tons* of newsprint in WP Company’s printing plant in Fairfax County, VA. Such newsprint was purchased from a number of suppliers, including AbitibiBowater, Inc., which supplied approximately 55% of the 2010 newsprint requirements for these newspapers.

The price of newsprint has historically been volatile. The RISI East Coast Newsprint Price Index, which provides monthly single-price estimates based on marketplace surveys of both buyers and sellers, for 27.7 lb. newsprint (the kind of news- print used by The Washington Post and most of the newspapers published by Post–Newsweek Media, Inc.), began 2010 at $526 per short ton and rose to $617 by August. From December 2009 through January 2010, The Washington Post transitioned from 30-lb. newsprint to 27.7-lb newsprint. (Because of quantity discounts and other factors, the RISI Index prices do not necessarily correspond with the prices actually paid for newsprint by the Company’s subsidiaries.) The Company believes that adequate supplies of newsprint are available to The Washington Post and the other newspapers published by the Company’s subsidiaries through contracts with various suppliers. More than 90% of the newsprint consumed by WP Company’s printing plant includes recycled content. In 2010, the Company reduced its ownership to 20% of the stock of Capitol Fiber Inc., which handles and sells to recycling industries old newspapers, paper and other recyclable materials collected in Washington, DC, Maryland and northern Virginia.

*	All references in this report to newsprint tonnage and prices refer to short tons (2,000 pounds) and not to metric tons (2,204.6 pounds), which are often used in newsprint quotations.

2010 FORM 10-K    25

Competition

Kaplan’s businesses operate in fragmented and competitive markets. Kaplan Higher Education competes with both facilities-based and other distance-learning providers of similar educational services, including not-for-profit colleges and universities and for-profit businesses. Kaplan Test Preparation division’s test preparation and tutoring business competes with a variety of regional and national test preparation businesses, with individual tutors and with in-school preparation for standardized tests. Kaplan Test Preparation division’s professional and licensure business competes in each of its professional lines with other companies that provide alternative or similar professional training, test preparation and consulting services. Overseas, each of Kaplan’s businesses competes with other for-profit companies and, in certain instances, with governmentally supported schools and institutions that provide similar training and educational programs. Students choose among providers based on program offerings, convenience, quality of instruction, reputation, placement rates, student services and cost.

Cable television systems operate in a highly competitive environment. In addition to competing with over-the-air reception, cable television systems face competition from various other forms of video program delivery systems, including DBS services, telephone companies and the Internet. Certain of the Company’s cable television systems have also been partially or substantially overbuilt, using conventional cable system technology, by various small to mid-sized independent telephone companies, which typically offer cable modem and telephone service, as well as basic cable service. Local telephone companies compete with cable television systems in the delivery of high-speed Internet access by providing DSL service. In addition, some telephone companies have entered into strategic partnerships with DBS operators that permit the telephone company to package the video programming services of the DBS operator with the telephone company’s own DSL service, thereby competing with the video programming and cable modem services being offered by existing cable television systems. Satellite-delivered broadband and high-powered WiMAX services will increasingly provide competition to Cable ONE. Finally, video programming is becoming increasingly available on the Internet, where viewers can watch programming for free, as well as access pay-per-view offerings. Cable ONE distinguishes itself from its competition by providing excellent local customer service and consistently attaining very high levels of customer satisfaction.

The Washington Post competes in the Washington, DC, metropolitan area with The Washington Times, a newspaper that has published weekday editions since 1982. The Post also encounters competition for advertising revenue and circulation in varying degrees from other newspapers and specialized publications distributed in the Post’s circulation area (including newspapers published in suburban and outlying areas and nationally circulated newspapers), and from websites, television, radio, magazines and other advertising media, including direct-mail advertising. Express similarly competes with various other advertising media in its service area, including both daily and weekly free-distribution newspapers. The Washington Post competes for readers and advertisers based on the quality of its journalism, the demographics and size of its subscriber base, advertising results and rates and customer service.

The Post’s website and the websites produced by The Slate Group face competition from many Internet sites that provide news and information, sites that cover niche content, sites that aggregate content from different sources and sites where users generate content. The Company’s websites compete for advertising revenue with these types of websites, as well as with a wide variety of other print publications and online services, plus other forms of advertising. Display advertising is a key source of revenue for Company websites. With advertising inventory continuing to increase and advertising networks becoming more prevalent, the online display advertising marketplace is experiencing some pricing pressures, and the Company’s websites are not immune to this trend. The Post’s website also relies on classified advertising as a key revenue source. Classified advertising has become a crowded field online, with a number of national and local competitors, often with a vertical focus. For example, Carmax.com and Autobytel.com aggregate national car listings; Redfin.com and move.com aggregate national real estate listings; Monster.com and CareerBuilder.com aggregate employment listings. All of these vertical-niche sites can be searched locally. Finally, several services challenge established business models. Some nationally managed sites, such as Yelp and OpenTable, also offer local information and services. Major search engines have also entered local markets. For example, Google and Yahoo! have launched local services that offer directory information for local markets with enhanced functionality, such as mapping and links to reviews and other information. In addition, other forms of digital distribution, such as smart phones, tablets and e-readers, are also competitive with Company news sites.

The Company’s other print products compete with a variety of newspapers, including regional and national publications, as well as a wide variety of other media outlets, including the Internet, radio, magazines and television (including over the air, cable, DBS and Internet) for readers and advertising revenue.

PNS competes for audiences and advertising revenues with television and radio stations, cable television systems and video services offered by telephone companies serving the same or nearby areas; with DBS services; and, to a lesser

26    THE WASHINGTON POST COMPANY

degree, with other media, such as newspapers and magazines. Cable television systems operate in substantially all of the areas served by the Company’s television stations, where they compete for television viewers by importing out-of-market television signals; by distributing pay-cable, advertiser-supported and other programming that is originated for cable systems; and by offering movies and other programming on a pay-per-view basis. In addition, DBS services provide nationwide distribution of television programming, including pay-per-view programming and programming packages unique to DBS, using digital transmission technologies. The Company’s television stations may also become subject to increased competition from low-power television stations, wireless cable services and satellite master antenna systems, which can carry pay-cable and similar program material. In addition, movies and television programming are available free of charge on the websites of the major TV networks, as well as on the ad-supported website Hulu.

Executive Officers

The executive officers of the Company, each of whom is elected annually by the Board of Directors, are as follows:

Donald E. Graham, age 65, has been Chairman of the Board of the Company since September 1993 and Chief Executive Officer of the Company since May 1991. Mr. Graham served as President of the Company from May 1991 until September 1993 and prior to that had been a Vice President of the Company for more than five years. Mr. Graham also served as Publisher of The Washington Post from 1979 until September 2000 and as Chairman of the Post from September 2000 to February 2008.

Veronica Dillon, age 61, became Senior Vice President in June 2008 and the Vice President, General Counsel and Secretary of the Company in January 2007. Ms. Dillon began her career with the Company in January 1991 as corporate counsel at Kaplan, Inc. She was subsequently named General Counsel at Kaplan in June 1995 and then served as Kaplan’s Chief Administrative Officer beginning in December 2003.

Boisfeuillet Jones, Jr., age 64, became Vice Chairman of the Company and Chairman of The Washington Post in February 2008. Mr. Jones joined The Washington Post in 1980 as Vice President and counsel. In 1995, he became President and General Manager and was named Associate Publisher in January 2000. In September 2000, he succeeded Donald Graham as Publisher and Chief Executive Officer of The Washington Post and held both positions until February 2008.

Hal S. Jones, age 58, became Senior Vice President–Finance of the Company in November 2008 and Chief Financial Officer in January 2009. He had most recently been Chief Executive Officer of Kaplan Professional, responsible for Kaplan’s professional businesses in financial services, real estate, technology and engineering in the United States and the United Kingdom. Mr. Jones has spent 20 years at The Washington Post Company and Kaplan, serving in a variety of senior management positions with a focus on finance, auditing and accounting.

Ann L. McDaniel, age 55, became Senior Vice President–Human Resources of the Company in June 2008 and was formerly Vice President–Human Resources since September 2001. She served as Managing Director of Newsweek, Inc., from January 2008 until the sale of Newsweek magazine in September 2010. Ms. McDaniel had previously served as Senior Director of Human Resources of the Company since January 2001 and before that held various editorial positions at Newsweek.

Gerald M. Rosberg, age 64, became Senior Vice President–Planning and Development of the Company in June 2008 and was formerly Vice President–Planning and Development since February 1999. He had previously served as Vice President–Affiliates at The Washington Post, a position he assumed in November 1997. Mr. Rosberg joined the Company in January 1996 as the Post’s Director of Affiliate Relations.

Wallace R. Cooney, age 48, became Vice President–Finance and Chief Accounting Officer of the Company in June 2008. Mr. Cooney joined the Company in 2001 as Controller and prior to that had been with Gannett Co., Inc. and Price Waterhouse LLP.

Employees

The Company and its subsidiaries employ approximately 20,000 persons on a full-time basis.

Worldwide, Kaplan employs approximately 14,000 persons on a full-time basis. Kaplan also employs substantial numbers of part-time employees who serve in instructional and administrative capacities. During peak seasonal periods, Kaplan’s part-time workforce exceeds 18,500 employees. In Canada, 65 Kaplan employees are represented by a union.

Cable ONE has approximately 2,365 full-time employees, none of whom is represented by a union.

2010 FORM 10-K    27

WP Company has approximately 2,002 full-time employees. About 1,108 of that unit’s full-time employees and about 283 part-time employees are represented by one or another of five unions. Collective bargaining agreements are currently in effect with locals of the following unions covering the full-time and part-time employees and expiring on the dates indicated: 924 editorial, newsroom and commercial department employees represented by the Communications Workers of America (June 7, 2011); 29 machinists represented by the International Association of Machinists (January 11, 2014); 16 photoengravers-platemakers represented by the Graphic Communications Conference of the International Brotherhood of Teamsters (February 6, 2012); 26 paper handlers and general workers represented by the Graphic Communications Conference of the International Brotherhood of Teamsters (November 16, 2011); and 16 electricians represented by the International Brotherhood of Electrical Workers (March 12, 2012). The agreement covering 362 mailroom workers represented by the Communications Workers of America expired on May 18, 2003; the parties reached a Comprehensive Tentative Agreement that was subject to ratification on December 16, 2009. The unit has twice failed to ratify the Comprehensive Tentative Agreement. The agreement covering 18 engineers, carpenters and painters represented by the International Union of Operating Engineers expired on April 12, 2008; negotiations have yet to produce a successor agreement. Of the approximately 209 full-time and 73 part-time employees at The Daily Herald Company, about 53 full-time and 14 part-time employees are represented by one or another of three unions. The newspaper’s collective bargaining agreement with the Graphic Communications Conference of the International Brotherhood of Teamsters, which represents press operators, expires on March 15, 2011; its agreement with The Newspaper Guild—Communications Workers of America, which represents printers and mailers, expired on October 31, 2010 (the new contract is currently awaiting ratification); and its agreement with the International Brotherhood of Teamsters, which represents bundle haulers, has been extended through December 31, 2011.

The Company’s broadcasting operations have approximately 866 full-time employees, of whom about 145 are union-represented. Of the seven collective bargaining agreements covering union-represented employees, two have expired and are being renegotiated. Four collective bargaining agreements will expire in 2011.

Post–Newsweek Media, Inc. has approximately 402 full-time and 165 part-time employees. The Company has approximately 120 full-time employees. The Slate Group, Robinson Terminal Warehouse Corporation, Greater Washington Publishing, Inc., Express Publications Company, LLC and El Tiempo Latino LLC each employs fewer than 100 persons. None of these units’ employees is represented by a union.

Forward-Looking Statements

All public statements made by the Company and its representatives that are not statements of historical fact, including certain statements in this Annual Report on Form 10-K and elsewhere in the Company’s 2010 Annual Report to Stockholders, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include comments about the Company’s business strategies and objectives, the prospects for growth in the Company’s various business operations and the Company’s future financial performance. As with any projection or forecast, forward-looking statements are subject to various risks and uncertainties, including the risks and uncertainties described in Item 1A of this Annual Report on Form 10-K, that could cause actual results or events to differ materially from those anticipated in such statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by or on behalf of the Company. The Company assumes no obligation to update any forward- looking statement after the date on which such statement is made, even if new information subsequently becomes available.

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

28    THE WASHINGTON POST COMPANY

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

•

Failure to Comply With Statutory and Regulatory Requirements Could Result in Loss of Access to U.S. Federal Student Loans and Grants Under Title IV, a Requirement to Pay Fines or Monetary Liabilities or Other Sanctions

To maintain Title IV eligibility, each group of schools combined into an OPEID unit must comply with the extensive statutory and regulatory requirements of the Federal Higher Education Act and other laws relating to its financial aid management, educational programs, financial strength, facilities, recruiting practices and various other matters. Failure to comply with these requirements could result in the loss or limitation of the eligibility of one or more of the Kaplan Higher Education schools to participate in Title IV programs, a requirement to pay fines or to repay Title IV program funds, a denial or refusal by the Department of Education to consider a school’s application for renewal of its certification to participate in the Title IV programs, civil or criminal penalties or other sanctions. No assurance can be given that the Kaplan schools currently participating in Title IV programs will maintain their Title IV eligibility, accreditation and state authorization in the future or that the Department of Education might not successfully assert that one or more of such schools have previously failed to comply with Title IV requirements. The loss of Title IV eligibility by either (1) the single OPEID unit that includes Kaplan University or (2) a combination of two or more other OPEID units would have a materially adverse effect on Kaplan’s operating results.

•	Program Reviews, Audits, Investigations and Other Reviews of Kaplan Higher Education Schools Could Result in Findings of Failure to Comply With Statutory and Regulatory Requirements

The Kaplan Higher Education division schools are subject to Program Reviews, audits, investigations and other compliance reviews conducted by various regulatory agencies and auditors, including, among others, the Department of Education, the Department of Education’s Office of the Inspector General, accrediting bodies and state and various other agencies, as well as annual audits by an independent certified public accountant of each OPEID unit’s compliance with Title IV statutory and regulatory requirements. These compliance reviews can result in findings of noncompliance with statutory and regulatory requirements that can, in turn, result in proceedings to impose fines, liabilities, civil or criminal penalties or other sanctions against the school, including loss or limitation of its eligibility to participate in Title IV programs. Certain Kaplan Higher Education division schools are the subject of ongoing compliance reviews and lawsuits related to their compliance with statutory and regulatory requirements and may be subject to future compliance reviews.

The Kaplan Higher Education division schools also may be subject to complaints and lawsuits by present or former students or employees or other persons related to compliance with statutory and regulatory requirements, that, if successful, could result in monetary liabilities or fines or other sanctions.

•

Reductions in the Amount of Funds Available to Students, Including Under the Federal Title IV Programs, in Kaplan’s Higher Education Schools, Changes in the Terms on Which Such Funds Are Made Available or Loss or Limitation of Eligibility to Receive Such Funds

During the Company’s 2010 fiscal year, funds provided under the student financial aid programs created under Title IV accounted for approximately $1,460 million of the net revenues of the schools in Kaplan Higher Education. Any legislative, regulatory or other development that has the effect of materially reducing the amount of Title IV financial assistance or other funds available to the students of those schools could have a material adverse effect on Kaplan’s business and operations. In addition, any development that has the effect of making the terms on which Title IV financial assistance or other funds are available to students of those schools materially less attractive could have a material adverse effect on Kaplan’s business and operations.

• Recent Regulatory Changes Could Have a Material Adverse Effect on Kaplan’s Business and Operations

The Department of Education published two Notices of Proposed Rulemaking in June and July 2010 that proposed new regulations related to 14 “program integrity” topics. The Department of Education published final regulations on October 29, 2010, addressing each of these topics with the exception of regulations imposing additional eligibility requirements on educational programs subject to the Department of Education requirement of preparing students for

2010 FORM 10-K    29

gainful employment in a recognized occupation. The topics covered in the final regulations published on October 29, 2010, with a general effective date of July 1, 2011, include, but are not limited to, the following:

•	Revisions to the incentive compensation rule (see separate risk factor discussed below);

•	Expansion of the notice and approval requirements for adding new academic programs and new reporting and disclosure requirements for academic programs;

•	Revision and expansion of the types of activities that are deemed a “substantial misrepresentation” and the ability of the Department of Education to enforce the provisions;

•	Requirement that states authorize institutions and set forth certain minimum requirements to obtain such authorizations;

•	Limiting agreements between related institutions;

•	Defining a “credit hour”;

•	Administration of ability-to-benefit examinations;

•	Student attendance requirements;

•	Proof of high school graduation;

•	Verification of information included on student aid applications;

•	Satisfactory academic progress;

•	Retaking coursework;

•	Return of Title IV funds; and

•	Disbursements of Title IV funds.

The implementation of the final regulations will require Kaplan to change its practices to comply with these requirements and could increase its administrative costs. The changes to its practices or its inability to comply with the final regulations on or after their effective date could have a material adverse effect on Kaplan’s business and results of operations.

•	Compliance With Recently Adopted Regulations Regarding Incentive Compensation May Make It Difficult for Kaplan to Attract Students and Retain Qualified Personnel

Under the incentive compensation rule, an institution participating in the Title IV programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV funds. The Department of Education’s current regulations establish 12 “safe harbors” identifying types of compensation that could be paid without violating the incentive compensation rule. On October 29, 2010, the Department of Education issued final rules, effective July 1, 2011, that amended the incentive compensation rule by, among other things, eliminating the 12 safe harbors (and thereby reducing the scope of permissible payments under the rule) and expanding the scope of payments and employees subject to the rule. The Department of Education has stated that it does not intend to provide private guidance regarding particular compensation structures in the future and will enforce the regulations as written. The Company cannot predict how the Department of Education will interpret and enforce the revised incentive compensation rule and is presently unable to predict with certainty which forms of compensation will be permitted under the rule, or the full effect the new rule will have on the results of the Kaplan Higher Education division. Kaplan Higher Education will have to modify some of its compensation practices as a result of the revisions to the incentive compensation rule. These changes to compensation arrangements for its personnel could adversely affect its ability to provide adequate incentives to promote superior job performance, may make it more difficult to attract students and retain qualified personnel and could have a material adverse effect on Kaplan’s business and results of operations.

•	Proposed Rulemaking by the Department of Education Regarding Gainful Employment Could Result in Regulatory Changes That Could Have a Material Adverse Effect on Kaplan’s Business and Operations

The Department of Education plans to issue final regulations in early 2011 that would impose additional eligibility requirements on educational programs that are subject to the requirement of preparing students for gainful employment in a recognized occupation. The Department of Education published proposed gainful employment regulations in the July 2010 Notice of Proposed Rulemaking that would require each educational program to comply with benchmarks based on (1) annual student loan repayment rates and (2) an annual student debt measure comparing the median annual student loan payment to average annual student earnings and to student’s discretionary income. The various measures would be calculated under complex formulas prescribed in the proposed regulations and would be based in part on data that is not

30    THE WASHINGTON POST COMPANY

available to Kaplan’s schools. An educational program that fails to meet one or both benchmarks could lose its Title IV eligibility, be placed on restricted status, be required to provide annual employer affirmations that the program aligns with recognized occupations at their businesses and that there are projected job vacancies or expected demand for those occupations at those businesses, be subject to limits on enrollment of Title IV recipients, and/or be required to provide disclosures and warnings to current and prospective students that they may have difficulty repaying loans obtained for attending that program. An institution with one or more ineligible programs or programs on restricted status would be subject to provisional certification.

The Company cannot currently predict with reasonable accuracy the impact the proposed regulation would have on its program offerings if it were enacted in its current form, nor can it predict with reasonable accuracy the final form or impact of the final regulation. The proposed regulations are not final and remain subject to further review and change. However, the implementation of the regulation as proposed, or any other changes the Department of Education may implement, would require Kaplan to eliminate or limit enrollments in certain educational programs at some or all of its schools and would have a materially adverse effect on the rate at which students enroll in programs at its schools and on business and operations.

•	Congressional Examination of For-Profit Education Could Lead to Legislation or Other Governmental Action That May Materially and Adversely Affect Kaplan’s Business

There has been increased focus by the U.S. Congress in 2010 on the role that for-profit education institutions play in higher education, including regarding participation in Title IV programs and U.S. Department of Defense oversight of tuition assistance for military service members attending for-profit colleges. Since June 2010, the Health, Education, Labor and Pensions Committee of the U.S. Senate (“HELP Committee”) has held hearings to examine the for-profit education sector. As part of the HELP Committee’s review, investigators from the U.S. Government Accountability Office (GAO) performed undercover tests at 15 for-profit higher education institutions, including 2 campuses of KHE. In August 2010, the GAO issued a report that was critical of the recruiting tactics at several schools, including the 2 Kaplan campuses. The GAO subsequently revised its report.

On August 5, 2010, the HELP Committee sent a document request to numerous for-profit schools, including Kaplan. The information requested covered a broad range of business activities, including detailed information relating to financial results, management, operations, personnel, recruiting, enrollment, graduation, student withdrawals, receipt of Title IV funds, accreditation, regulatory compliance and other items. The HELP Committee indicated that it is interested in investigating the receipt and use of federal student loan funds at for-profit higher education institutions and, potentially, proposing additional legislation related to the sector. Kaplan has completed its response to the document request; however, at this time, the Company cannot predict the ultimate impact that the investigation may have on Kaplan Higher Education, or the likelihood of or content of any future legislation.

Other committees of the U.S. Congress have also held hearings into, among other things, the standards and procedures of accrediting agencies, credit hours and program length, and the portion of federal student financial aid going to for-profit institutions. A number of legislators have variously requested the GAO to review and make recommendations regarding, among other things, recruitment practices; educational quality; student outcomes; the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs; and the percentage of proprietary institutions’ revenue coming from Title IV and other federal funding sources. This increased activity may result in legislation, further rulemaking affecting participation in Title IV programs and other governmental actions. In addition, concerns generated by congressional or other activity, or media reports, may adversely affect enrollment in for-profit educational institutions.

Kaplan cannot predict the extent to which these activities could result in further investigations, legislation or rulemaking affecting its participation in Title IV programs, other governmental actions and/or actions by state agencies or legislators or by accreditors. If any laws or regulations are adopted that significantly limit Kaplan’s participation in Title IV programs or the amount of student financial aid for which Kaplan’s students are eligible, Kaplan’s results of operations and cash flows would be adversely and materially impacted.

•	Kaplan Commitment Is Expected to Materially Impact Operating Results

In the fourth quarter of 2010, Kaplan Higher Education phased in a new program, the Kaplan Commitment. Under this program, students of Kaplan University, Kaplan College and other KHE schools enroll in classes for several weeks and assess whether their educational experience meets their needs and expectations before incurring any significant financial obligation. Kaplan also conducts academic assessments to help determine whether students are likely to be successful in their chosen course of study. Students who choose to withdraw from the program during this time frame (“risk-free period”) and students who do not pass the academic evaluation do not have to pay for the coursework. In general, the risk-free period is approximately four weeks for diploma programs and five weeks for associate’s and bachelor’s degrees.

2010 FORM 10-K    31

This program and related initiatives are designed to benefit students and will likely have a significant impact on the future operations of Kaplan Higher Education, including student enrollment and retention, tuition revenues, operating income and cash flow. Based on historical student withdrawal and performance patterns and assuming students who withdrew during early academic terms would have instead availed themselves of the Kaplan Commitment, management estimates that Kaplan Higher Education revenues would have been approximately $140 million less in 2010 had the provisions of the Kaplan Commitment commenced on January 1, 2010. Kaplan is not able to estimate whether the Kaplan Commitment will cause student retention patterns to differ from historical levels. The Kaplan Commitment is expected to have a material impact on Kaplan’s operating results.

•	Student Loan Defaults Could Result in Loss of Eligibility to Participate in Title IV Programs

A school may lose its eligibility to participate in Title IV programs if student defaults on the repayment of Title IV loans exceed specified rates, referred to as “cohort default rates.” The Department of Education calculates a cohort default rate for each of Kaplan Higher Education’s OPEID numbers. The schools in an OPEID number whose cohort default rate exceeds 40% for any single year lose their eligibility to participate in the Federal Family Education Loan (“FFEL”) and Direct Loan programs effective 30 days after notification from the Department of Education and for at least two fiscal years, except in the event of a successful adjustment or appeal. The schools in an OPEID number whose cohort default rate equals or exceeds 25% for three consecutive years lose their Title IV eligibility to participate in FFEL, Direct Loan and Federal Pell Grant programs effective 30 days after notification from the Department of Education and for at least two fiscal years, except in the event of a successful adjustment or appeal. The schools in an OPEID number whose cohort default rate equals or exceeds 25% in any one of the three most recent fiscal years for which rates have been issued by the Department of Education may be placed on provisional certification by the Department of Education.

The two-year cohort default rate for Kaplan University (which comprises 52% of Kaplan Higher Educations’s revenue) for the federal fiscal year periods 2008, 2007 and 2006 were 17.2%, 13.3% and 9.2%, respectively. The cohort default rates for the remaining Kaplan Higher Education reporting units for those federal fiscal year periods ranged from 5.8% to 25.7%, 7.8% to 28.7%, and 2.1% to 24.9%, respectively.

For the 2008 cohort year, one reporting group had a cohort default rate of 25% or more, but none had two or more years above 25%. For the 2009 cohort year, which has been issued in draft form by the Department of Education, no reporting units had a cohort default rate greater than 25%. The Department of Education’s 2009 draft rates indicated that Kaplan University’s 2009 fiscal year cohort default rate was 17.5% and that the overall rates at Kaplan Higher Education’s reporting units range between 9.8% and 24.3%. The 2009 draft rates are not final and are subject to revision. The loss of Title IV eligibility by either (1) the single OPEID unit that includes Kaplan University or (2) a combination of two or more other OPEID units would have a material adverse effect on Kaplan’s operating results.

•	Loss of Eligibility to Participate in Title IV Programs If Title IV Revenues Exceed Federally-Set Percentage

Under regulations referred to as the 90/10 rule, a Kaplan Higher Education OPEID unit would lose its eligibility to participate in the Title IV programs for a period of at least two fiscal years if it derives more than 90% of its receipts from the Title IV programs for two consecutive fiscal years, commencing with the unit’s first fiscal year that ends after August 14, 2008. Any OPEID reporting unit with receipts from the Title IV programs exceeding 90% for a single fiscal year ending after August 14, 2008, would be placed on provisional certification and may be subject to other enforcement measures. The enactment of the Ensuring Continued Access to Student Loans Act of 2008 increased student loan limits and the maximum amount of Pell Grants, which could result in an increase in the percentage of KHE’s receipts from Title IV programs. The Higher Education Opportunity Act has provided temporary relief from the impact of the loan limit increases by excluding from the 90/10 rule calculation any amounts received between July 1, 2008, and June 30, 2011, that are attributable to the increased annual loan limits. Absent relief from the loan limit increases, Kaplan University would have a 90/10 ratio of 91.7%, and the remaining Kaplan Higher Education OPEID numbers would have 90/10 percentages ranging between 75.3% and 94.5%. The loss of Title IV eligibility by either (1) the single OPEID unit that includes Kaplan University or (2) a combination of two or more other OPEID units would have a materially adverse effect on Kaplan’s operating results.

•	Failure to Maintain Institutional Accreditation Could Lead to Loss of Ability to Participate in Title IV Programs

Kaplan Higher Education’s online university and all of its ground campuses are institutionally accredited by one or another of a number of national and regional accreditors recognized by the U.S. Department of Education. Accreditation by an accrediting agency recognized by the U.S. Department of Education is required for an institution to become and remain eligible to participate in Title IV programs. The loss of accreditation would, among other things, render the affected Kaplan schools and programs ineligible to participate in Title IV programs and would have a material adverse effect on its business and operations.

32    THE WASHINGTON POST COMPANY

•	Failure to Maintain State Authorizations Could Cause Loss of Ability to Operate and to Participate in Title IV Programs in Some States

Kaplan Higher Education’s ground campuses and online university are subject to state-level regulation and oversight by state licensing agencies, whose approval is necessary to allow an institution to operate and grant degrees or diplomas in the state. Institutions that participate in Title IV programs must be legally authorized to operate in the state in which the institution is physically located. The loss of such authorization would preclude the campuses or online university from offering postsecondary education and render students ineligible to participate in Title IV programs. Loss of authorization at those state campus locations, or, in states that require it, for Kaplan University online, could have a material adverse effect on Kaplan Higher Education’s business and operations.

Some states have sought to assert jurisdiction over online educational institutions that offer educational services to residents in the state or to institutions that advertise or recruit in the state, notwithstanding the lack of a physical location in the state. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. If Kaplan Higher Education is found not to be in compliance with an applicable state regulation and a state seeks to restrict one or more of its business activities within its boundaries, it may not be able to recruit or enroll students in that state and may have to cease providing services and advertising in that state.

The Department of Education published new regulations on October 29, 2010, with an effective date of July 1, 2011, that expand the requirements for an institution to be considered legally authorized in the state in which it is physically located for Title IV purposes. In some cases, the regulations will require states to revise their current requirements and/or to license schools in order for institutions to be deemed legally authorized in those states and, in turn, to participate in the Title IV programs. If the states do not amend their requirements where necessary and if schools do not receive approvals where necessary that comply with these new requirements, then the institution could be deemed to lack the state authorization necessary to participate in the Title IV programs. However, under the final regulations, institutions unable to obtain state authorization in a state under the above requirements may request a one-year extension of the effective date of the regulation to July 1, 2012, and, if necessary, an additional one-year extension of the effective date to July 1, 2013. To receive an extension of the effective date, an institution must obtain from the state an explanation of how a one-year extension will permit the state to modify its procedures to comply with the regulations.

In addition, the new Department of Education rules also require institutions offering postsecondary education to students through distance education in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, to meet any state requirements for it to be legally offering postsecondary distance education in that state. The regulations require an institution to document upon request by the Department of Education that it has the applicable state approval. As a result, some of Kaplan Higher Education’s schools and distance education programs may be required to obtain additional or revised state authorizations. If Kaplan Higher Education is unable to obtain the required approvals, its students in the affected schools or programs may be unable to receive Title IV funds, which could have a material adverse effect on its business and operations.

•	Failure to Correctly Calculate or Timely Return Title IV Funds for Students Who Withdraw Prior to Completing Programs Could Result in a Requirement to Post a Letter of Credit or Other Sanctions

Department of Education regulations require schools participating in Title IV programs to calculate correctly and return on a timely basis unearned Title IV funds disbursed to students who withdraw from a program of study prior to completion. These funds must be returned in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. Under Department of Education regulations, failure to make timely returns of Title IV program funds for 5% or more of students sampled in a school’s annual compliance audit in either of its two most recently completed fiscal years could result in a requirement that the school post a letter of credit in an amount equal to 25% of its prior year returns of Title IV program funds. If unearned funds are not properly calculated and returned in a timely manner, an institution is also subject to monetary liabilities, fines or other sanctions. Six of the Kaplan Higher Education reporting units currently have letters of credit outstanding to the Department of Education as a result of this requirement, with a collective total face value of approximately $3.3 million. The requirement to post additional letters of credit or the imposition of other sanctions by the Department of Education would increase Kaplan’s regulatory compliance costs and could have a materially adverse effect on its business and operations.

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

2010 FORM 10-K    33

regulations require an institution to achieve a composite score of at least 1.5, as calculated under Department of Education regulations, based on data in annual financial statements submitted to the Department of Education. If an institution fails to achieve a composite score of 1.5 or fails to comply with other financial responsibility standards, then the Department of Education may place conditions on the institution’s participation in the Title IV programs and may require the institution to submit to the Department of Education a letter of credit in an amount of at least 10% to 50% of the institution’s annual Title IV participation for its most recent fiscal year. The Department of Education has measured the compliance of Kaplan’s Higher Education division’s schools based on the composite score of the division. If one or more of the institutions in Kaplan’s Higher Education division fail to meet the composite score standard or any of the other financial responsibility standards, then those institutions may be required to post a letter of credit in favor of the Department of Education and possibly may be subject to other sanctions, including limitation or termination of their participation in Title IV programs. A requirement to post a letter of credit or the imposition of any one or more other sanctions by the Department of Education could have a material adverse effect on Kaplan’s results of operations.

•	Failure to Demonstrate “Administrative Capability” Could Result in Loss of Eligibility to Participate in Title IV Programs or Other Sanctions

Department of Education regulations specify extensive criteria that an institution must satisfy to establish that it has the required “administrative capability” to participate in Title IV programs. These criteria include, but are not limited to, requirements relating to the institution’s compliance with all applicable Title IV requirements; the institution’s administration of Title IV programs; the institution’s compliance with certain reporting, disclosure, and record keeping obligations; and the institution’s ability to maintain cohort default rates below prescribed thresholds. Failure to comply with these criteria could result in the loss or limitation of the eligibility of one or more of the schools in Kaplan’s Higher Education division to participate in the Title IV programs, a requirement to pay fines or to repay Title IV program funds, a denial or refusal by the Department of Education to consider a school’s application for renewal of its certification to participate in the Title IV programs, civil or criminal penalties or other sanctions. Any one or more of these actions by the Department of Education could have a material adverse effect on Kaplan’s results of operations.

•	Failure to Obtain Regulatory Approval of Transactions Involving a Change of Control May Result in Loss of Ability to Operate Schools or to Participate in Federal Student Financial Aid Programs.

If one or more of Kaplan Higher Education’s schools experiences a change of control under the standards of applicable state agencies, accrediting agencies or the Department of Education, the schools governed by such agencies must seek the approval of the relevant agencies. The failure of any of Kaplan Higher Education’s schools to reestablish its state authorization, accreditation or Department of Education certification following a change of control as defined by the applicable agency could result in a suspension of operating authority or suspension or loss of federal student financial aid funding, which could have a material adverse effect on Kaplan Higher Education’s student population and revenue.

•	Actions of Other Postsecondary Education Institutions May Negatively Influence the Regulatory Environment and Kaplan’s Reputation

The U.S. Senate HELP committee hearings, along with other recent investigations and lawsuits, have included allegations of, among other things, deceptive trade practices, false claims against the United States and non-compliance with state and U.S. Department of Education regulations. These allegations have attracted significant adverse media coverage. Allegations against the overall student lending and postsecondary education sectors may impact general public perceptions of educational institutions, including Kaplan, in a negative manner. Adverse media coverage regarding other educational institutions or regarding Kaplan directly could damage its reputation, reduce student demand for Kaplan programs, adversely impact its revenues and operating profit or result in increased regulatory scrutiny.

•	Changes in the Extent to Which Standardized Tests Are Used in the Admissions Process by Colleges or Graduate Schools

A substantial portion of Kaplan’s revenue is generated by Kaplan Text Preparation. The source of this income is fees charged for courses that prepare students for a broad range of admissions examinations that are required for admission to colleges and graduate schools. Historically, colleges and graduate schools have required standardized tests as part of the admissions process. There has been some movement away from this historical reliance on standardized admissions tests among a small number of colleges that have adopted “test-optional” admissions policies. Any significant reduction in the use of standardized tests in the college or graduate school admissions process could have an adverse effect on Kaplan’s operating results.

34    THE WASHINGTON POST COMPANY

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

The Company’s Kaplan subsidiary has historically been an active acquirer of businesses that provide educational services. Consistent with this historical trend, during 2010 Kaplan completed four acquisitions. Acquisitions involve various inherent risks and uncertainties, including difficulties in efficiently integrating the service offerings, accounting and other administrative systems of an acquired business; the challenges of assimilating and retaining key personnel; the consequences of diverting the attention of senior management from existing operations; the possibility that an acquired business does not meet or exceed the financial projections that supported the purchase price; and the possible failure of the due diligence process to identify significant business risks or undisclosed liabilities associated with the acquired business. A failure to effectively manage growth and integrate acquired businesses could have a material adverse effect on Kaplan’s operating results.

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

A substantial portion of Kaplan International’s revenue comes from programs that prepare international students to study and travel to English-speaking countries, principally the U.S., the U.K., Australia, and Singapore. Any significant changes to the regulatory environment, or a natural disaster or pandemic, in either the students’ counties of origin or the countries to which they desire to travel or study, could negatively affect Kaplan’s ability to attract and retain such students, which could negatively impact Kaplan’s operating results. An example of this is the recent immigration regulatory changes in the U.K. which impose recruitment quotas and stringent progression criteria as requirements for the maintenance of certain overseas student recruitment licenses.

•	Negative Impact of the Recession, Particularly in the Specific Geographic Markets Served by the Company’s Publishing and Television Broadcasting Businesses

A significant portion of the Company’s revenues in its publishing and broadcasting businesses comes from advertising. The demand for advertising is sensitive to the overall level of economic activity, both nationally and locally. The recession reduced advertising expenditures of many of the Company’s advertisers, which has had a lingering negative impact on the operating results of the Company’s newspaper and television broadcasting businesses. A decline in general economic conditions in the United States may have a material adverse effect on the operating results of the Company’s businesses.

•	Changing Preferences of Readers or Viewers Away From Traditional Media Outlets

The rates that the Company’s print publishing and television broadcasting businesses can charge for advertising are directly related to the number of readers and viewers of its publications and broadcasts. There is tremendous competition for readers and viewers from other media. The Company’s publishing and television broadcasting businesses will be adversely affected to the extent that individuals decide to obtain news, entertainment, classified listings and local shopping information from Internet-based or other media to the exclusion of the Company’s websites, print publications and broadcasts.

•	Changing Perceptions About the Effectiveness of Publishing and Television Broadcasting in Delivering Advertising

Historically, newspaper publishing and television broadcasting have been viewed as cost-effective methods of delivering various forms of advertising. There can be no guarantee that this historical perception will guide future decisions on the

2010 FORM 10-K    35

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

Providers of services similar to those offered by Cable ONE have been the target of patent infringement claims from time to time relating to such matters as cable system architecture, electronic program guides, cable modem technology and VoIP services. Although the Company cannot predict the impact at this time, if any such claims are successful, the outcome would likely affect Cable ONE and could have a material adverse effect on its operating results.

•	Changes in the Cost or Availability of Raw Materials, Particularly Newsprint

The Company’s newspaper publishing businesses collectively spend significant amounts each year on newsprint. Increases in the cost of newsprint or significant disruptions in the supply of newsprint could have a material adverse effect on the operating results of the Company’s newspaper publishing businesses.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Directly or through subsidiaries, Kaplan owns a total of 10 properties: a 30,000-square-foot six-story building located at 131 West 56th Street in New York City, which serves as an educational center primarily for international students; a redeveloped 47,410-square-foot four-story brick building in Lincoln, NE, which is used by Kaplan University; a 4,000-square-foot office condominium in Chapel Hill, NC, which it utilizes for its Test Prep business; a 15,000-square-foot three- story building in Berkeley, CA, used for its Test Prep and English-language businesses; a 131,000-square-foot five-story brick building in Manchester, NH, used by Hesser College; a 25,000-square-foot building in Hammond, IN, used by Kaplan Career College (formerly Sawyer College); a 45,000-square-foot three-story brick building in Houston, TX, used by the Texas School of Business; a 34,000-square-foot building in London, U.K., which is used by Holborn College; a 25,000-square-foot one-story building in Omaha, NE, and an 18,000-square-foot building in Dayton, OH, which are both currently vacant and being marketed for sale. Kaplan, Inc. and Kaplan University maintain corporate offices, together with a data center, call center and employee-training facilities, in two 97,000-square-foot leased buildings located on adjacent lots in Fort Lauderdale, FL. Both of those leases will expire in 2017. In December 2009, Kaplan Higher Education entered into an agreement to lease 76,515 square feet of corporate office space to house its corporate headquarters in Chicago, IL. This lease will expire in 2022. In December 2008, Kaplan University entered into an agreement to lease a two-story, 124,500-square-foot building in Orlando, FL, to house an additional support center. In June 2009, Kaplan, Inc. and Kaplan Higher Education began sharing corporate office space in a 78,000-square-foot office building in Alpharetta, GA, under a lease that expires in 2019. In October 2009, Kaplan University entered into an agreement to lease 88,845 square feet of corporate office space in Plantation, FL. This lease expires in 2021 and includes an option to lease an additional 29,898 square feet. In December 2010, Kaplan, Inc. and its New York-based

36    THE WASHINGTON POST COMPANY

Test Prep Business relocated from 888 7th Avenue and 1440 Broadway, respectively, to consolidated space at 395 Hudson Street, occupying two floors and approximately 159,540 square feet of space. Kaplan, Inc. is marketing the vacated space at 888 7th Avenue for sublease as the current lease will expire in 2017. Overseas, DBS’s facilities in Dublin, Ireland, are located in six buildings aggregating approximately 83,000 square feet of space that have been rented under leases expiring between 2016 and 2029. Kaplan Publishing has an office and distribution warehouse in Wokingham, Berkshire, U.K., of 25,000 square feet, under a lease expiring in 2016. Kaplan Financial’s largest leaseholds are office and instructional space in London of 33,000 square feet (which will expire in 2033), 21,000 square feet (which will expire in 2015) and 35,000 square feet (comprising six separate leases, which will expire in 2015); office and instructional space in Birmingham of 23,500 square feet (comprising two separate leases, which will expire in 2017); office and instructional space in Manchester of 26,000 square feet (comprising of five separate leases, which will expire in 2022); and office and instructional space in Wales of 34,000 square feet (on an open-ended lease with termination on 12 months’ notice). Kidum has 19 locations throughout Israel, all of which are occupied under leases expiring between 2010 and 2015. All other Kaplan facilities in the U.S. and overseas (including administrative offices and instructional locations) occupy leased premises.

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

WP Company owns the principal offices of The Washington Post in downtown Washington, DC, including both a seven-story building in use since 1950 and a connected nine-story office building on contiguous property completed in 1972 in which the Company’s principal executive offices are located. WP Company also owns and occupies a small office building on L Street that is connected to the Post’s office building. Additionally, WP Company owns land on the corner of 15th and L Streets, NW, in Washington, DC, adjacent to the Post’s office building. This land is leased on a long-term basis to the owner of a multistory office building that was constructed on the site in 1982. WP Company rents one floor in this building, which it has subleased to a third party.

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

Post–Newsweek Media, Inc. owns a two-story combination office building and printing plant on a seven-acre plot in Laurel, MD. Post–Newsweek Media, Inc. also owns a one-story brick building in St. Mary’s County used by editorial and sales staff and office space in Montgomery and Charles counties, MD. In addition to these owned properties, Post–Newsweek Media leases editorial and sales office space in Frederick, Carroll, Calvert and Prince George’s counties, MD, and Fairfax County, VA.

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

WP Company has assumed financial responsibility for the lease of approximately 85,000 square feet of office space in Arlington, VA, that will expire in 2015. The space has been subleased because the Washington Post Digital and Slate employees who worked there have been relocated to Washington, DC, following the integration of Washington Post Digital’s business into WP Company. In addition, WP Company leases space in New York City for certain Slate Group and corporate personnel, and digital and print sales representatives. WP Company also leases office space for sales representatives in Chicago, Los Angeles, and San Francisco. The Slate Group leases space in Washington, DC, for its staff in that city and additional space in Washington, DC, to house Foreign Policy magazine.

2010 FORM 10-K    37

Greater Washington Publishing’s offices are located in leased space in Vienna, VA, while El Tiempo Latino’s offices are located in leased space in Arlington, VA.

Avenue100 leases space in an office building in Woburn, MA. This lease expires in 2015.

Item 3. Legal Proceedings.

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

Kaplan, Inc., a subsidiary of the Company, is a party to a previously disclosed class action antitrust lawsuit filed on April 29, 2005, by purchasers of BAR/BRI bar review courses from fall 1997 through July 2006, in the U.S. District Court for the Central District of California. The court approved a settlement of the case on July 9, 2007, and the U.S. Court of Appeals for the Ninth Circuit affirmed the approval of the settlement on April 23, 2009. Though the Ninth Circuit vacated the district court’s award of attorney’s fees to class counsel and counsel to various objectors to the settlement, and remanded to the U.S. District Court to consider the attorney’s fees issue anew, and though that issue continues to be litigated, the attorney’s fees award will be paid from the escrowed settlement funds so Kaplan does not anticipate that it will be affected by the ultimate determination of the attorney’s fees issue.

On February 6, 2008, Kaplan was served with another purported class action lawsuit in the U.S. District Court for the Central District of California alleging claims substantially similar to those alleged in the previously settled lawsuit but on behalf of a putative class that included all persons who purchased a bar review course from BAR/BRI in the United States after the July 2006 cut-off for class membership in the prior action. West Publishing Corporation, which owns BAR/BRI, is a co-defendant. On April 15, 2008, the court granted defendants’ motion to dismiss. On May 20, 2008, the plaintiffs filed an appeal to the U.S. Court of Appeals for the Ninth Circuit. On October 18, 2010, the parties entered into a stipulation and settlement agreement, which requires court approval to become effective. In December 2010, the U.S. Court of Appeals for the Ninth Circuit remanded the case to the District Court to consider approval of the settlement.

On April 29, 2009, Kaplan was served with a purported class action lawsuit by a purchaser of Kaplan’s LSAT preparation course, alleging that in 1997, BAR/BRI and Kaplan entered into a market allocation agreement in violation of U.S. antitrust laws. On March 12, 2010, the Court granted Kaplan’s Motion to Dismiss the case in its entirety and no appeal was filed.

On June 17, 2008, teachers at Kaplan Aspect, which is now operated within Kaplan International Colleges, filed a complaint in California Superior Court in San Francisco against Kaplan, Inc. and Aspect Education, Inc. alleging wage and hour violations on behalf of a putative class of California teachers. In January 2009, the parties reached an agreement to settle the claims in the action, as well as similar claims for a class of Kaplan Aspect teachers in states outside California. On August 19, 2010, the parties received final approval of the settlement of the California claims in the California Superior Court.

On or about January 17, 2008, an Assistant U.S. Attorney in the Civil Division of the U.S. Attorney’s Office for the Eastern District of Pennsylvania contacted Kaplan Higher Education’s CHI-Broomall campus and made inquiries about the Surgical Technology program, including the program’s eligibility for Title IV federal financial aid, the program’s student loan defaults, licensing and accreditation. Kaplan responded to the information requests and is fully cooperating with the inquiry. The U.S. Attorney has expressed concerns about the program’s historical sufficiency of externship sites, but has not concluded its inquiry. The U.S. Department of Education is also conducting a Program Review at the CHI-Broomall campus. CHI-Broomall and Kaplan have responded to a preliminary report issued by the Department of Education, have responded to a February 12, 2010, request by the Department of Education for additional information and are fully cooperating with its Program Review. Kaplan has not received a final Program Review report from the Department of Education. The U.S. Attorney’s Office has informed Kaplan Higher Education that it may make further information requests upon the completion of the Department of Education Program Review. At this time, Kaplan cannot predict the ultimate impact the Department of Education Program Review or U.S. Attorney’s inquiry may have.

Several Kaplan subsidiaries are also subject to four unsealed complaints that include, among other allegations, claims under the Federal False Claims Act (31U.S.C. § 3729, et seq.) relating to eligibility for Title IV funding. The U.S. Government declined to intervene in all four cases, which are captioned:

United States of America ex rel. Carlos Urquilla-Diaz et al. v. Kaplan University et al. (unsealed March 25, 2008); United States of America ex rel. Jorge Torres v. Kaplan Higher Education Corp. (unsealed April 7, 2008); United States

38    THE WASHINGTON POST COMPANY

of America ex rel. Victoria Gatsiopoulos et al. v. ICM School of Business & Medical Careers et al. (unsealed September 2, 2008); and United States of America ex rel. Charles Jajdelski v. Kaplan Higher Education Corp. et al. (unsealed January 6, 2009).

The Diaz, Torres and Gatsiopoulos cases have been transferred to the U.S. District Court for the Southern District of Florida, where motions to dismiss have been filed in each case and await decision by the court. On December 22, 2010, the Court in the Southern District of Florida granted in part the motion to dismiss in the Gatsiopoulos case, with leave to file an amended pleading. The Court has not rendered decisions as to the other pending motions to dismiss. The Jajdelski case is pending in the U.S. District Court for the District of Nevada, where a motion to dismiss was filed and awaits decision by the court. The Company will continue to vigorously defend each of these actions.

On August 5, 2010, Kaplan Higher Education Corporation, along with at least 28 other proprietary education organizations, received a letter of inquiry from the U.S. Senate Committee on Health, Education, Labor and Pensions. As part of a general Congressional review of the distribution of federal financial aid for students, the letter requested information and correspondence relating to the online and on-campus schools operated by Kaplan Higher Education. The requested information was provided to the Committee. Kaplan Higher Education may receive further requests for information from the Committee and intends to cooperate with its review.

On October 21, 2010, Kaplan Higher Education Corporation received a subpoena from the office of the Florida Attorney General. The subpoena sought information pertaining to the online and on-campus schools operated by Kaplan Higher Education in and outside of Florida. Kaplan Higher Education has been in discussions with the Florida Attorney General regarding the subpoena, for the purpose of determining which information would be responsive to the inquiry, as well as a reasonable timeframe for that information to be provided. Kaplan Higher Education expects these discussions to continue and will continue to provide responsive information in 2011. Kaplan Higher Education also may receive further requests for information from the Florida Attorney General. The Company cannot predict the outcome of this inquiry.

On December 21, 2010, the U.S. Equal Employment Opportunities Commission filed suit against Kaplan Higher Education Corporation alleging racial bias by Kaplan in requesting credit scores of job applicants seeking financial positions. The Company will vigorously defend this action.

On February 7, 2011, Kaplan Higher Education Corporation received a Civil Investigative Demand from the Office of the Attorney General of the State of Illinois. The demand primarily seeks information pertaining to Kaplan University online students who are residents of the State of Illinois. Kaplan Higher Education is currently reviewing the demand and intends to cooperate with the inquiry. At this early stage, the Company cannot predict the outcome of this inquiry.

The Company and its subsidiaries are also subject to administrative proceedings and are defendants in various other civil lawsuits that have arisen in the ordinary course of their businesses, including contract disputes; actions alleging negligence, libel, invasion of privacy, trademark, copyright and patent infringement; False Claims Act violations; violations of applicable wage and hour laws; and claims involving current and former students and employees. While it is not possible to predict the outcomes of these lawsuits, in the opinion of management, their ultimate dispositions should not have a material adverse effect on the Company’s business or financial condition.

Item 4. Reserved.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

The Company’s Class B Common Stock is traded on the New York Stock Exchange under the symbol “WPO.” The Company’s Class A Common Stock is not publicly traded.

The high and low sales prices of the Company’s Class B Common Stock during the last two years were:

	2010		2009
Quarter	High	Low	High	Low
January–March	$459	$404	$433	$300
April–June	547	409	430	326
July–September	448	296	495	340
October–December	446	367	484	404

2010 FORM 10-K    39

At January 31, 2011, there were 27 holders of record of the Company’s Class A Common Stock and 695 holders of record of the Company’s Class B Common Stock.

Dividend Information

Both classes of the Company’s Common Stock participate equally as to dividends. Quarterly dividends were paid at the rate of $2.25 and $2.15 per share during 2010 and 2009, respectively.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table and the footnote thereto set forth certain information as of January 2, 2011, concerning compensation plans of the Company under which equity securities of the Company are authorized to be issued.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	87,919	$495.05	274,606
Equity compensation plans not approved by security holders	—	—	—
Total	87,919	$495.05	274,606

This table does not include information relating to restricted stock grants awarded under The Washington Post Company Incentive Compensation Plan, which plan has been approved by the stockholders of the Company. At January 2, 2011, there were 8,855 shares of restricted stock outstanding under the 2007–2010 Award Cycle and 23,240 shares of restricted stock outstanding under the 2009–2012 Award Cycle that had been awarded to employees of the Company and its subsidiaries under that Plan. In addition, the Company has from time to time awarded special discretionary grants of restricted stock to employees of the Company and its subsidiaries. At January 2, 2011, there were a total of 16,264 shares of restricted stock outstanding under special discretionary grants approved by the Compensation Committee of the Board of Directors. At January 2, 2011, a total of 283,516 shares of restricted stock were available for future awards.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended January 2, 2011, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
Oct. 4–Nov. 7, 2010	65,804	$405.22	65,804	684,196
Nov. 8–Dec. 5, 2010	111,001	385.79	109,900	573,195
Dec. 6–Jan. 2, 2011	141,200	412.60	141,200	431,995

Total	318,005	$401.72	316,904

*	On September 23, 2010, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 750,000 shares of its Class B Common Stock. There is no expiration date for that authorization. In the fourth quarter of 2010, 1,101 shares were purchased from recipients of vested awards of restricted shares at market price. Under the Company’s Incentive Compensation Plan, the Compensation Committee may permit the recipient of a vested award of restricted shares of the Company’s Class B Common Stock to receive some or all of the value of the award in cash rather than in shares. There were 1,101 share conversions of vested restricted shares into cash during the period covered by this table.

Performance Graph

The following graph is a comparison of the yearly percentage change in the Company’s cumulative total shareholder return with the cumulative total return of the Standard & Poor’s 500 Stock Index, the Standard & Poor’s 1500 Publishing Index and a custom peer group index comprised of education companies. The Standard & Poor’s 500 Stock Index is comprised of 500 U.S. companies in the industrial, transportation, utilities and financial industries and is weighted by market capitalization. The Standard & Poor’s 1500 Publishing Index is comprised of Gannett Co., Inc., The McGraw-Hill Companies, The Meredith Corporation, The New York Times Company, The E.W. Scripps Company, Scholastic Corporation, John Wiley & Sons, Inc. and The Washington Post Company and also is weighted by market capitalization. The custom peer group of education companies includes American Public Education, Apollo Group Inc., Capella Education Co., Career Education Corp., Corinthian Colleges, Inc., DeVry Inc., Education Management Corp., ITT Educational Services Inc. and Strayer Education Inc. The Company is using a custom peer index of education companies because the Company is a diversified education and media company. Its largest and fastest growing business is Kaplan,

40    THE WASHINGTON POST COMPANY

Inc., a leading global provider of educational services to individuals, schools and businesses. The graph reflects the investment of $100 on December 31, 2005, in the Company’s Class B Common Stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s 1500 Publishing Index and the custom peer group index of education companies. For purposes of this graph, it has been assumed that dividends were reinvested on the date paid in the case of the Company and on a quarterly basis in the case of the Standard & Poor’s 500 Index, the Standard & Poor’s 1500 Publishing Index and the custom peer group index of education companies.

December 31	2005	2006	2007	2008	2009	2010
The Washington Post Company	100	98.46	105.61	52.85	60.75	62.00
S&P 500 Index	100	115.79	122.16	76.96	97.33	111.99
S&P 1500 Publishing Index	100	111.67	88.23	38.76	58.60	63.01
Education Peer Group	100	83.51	130.58	139.15	129.37	94.99

Item 6. Selected Financial Data.

See the information for the years 2006 through 2010 contained in the table titled “Ten-Year Summary of Selected Historical Financial Data,” which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 45 hereof (with only the information for such years to be deemed filed as part of this Annual Report on Form 10-K).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See the information contained under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 45 hereof.

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

Equity Price Risk

The Company has common stock investments in two publicly traded companies (as discussed in Note F to the Company’s Consolidated Financial Statements) that are subject to market price volatility. The fair value of these common stock investments totaled $340,910,000 at January 2, 2011.

Interest Rate Risk

The Company’s long-term debt consists of $400,000,000 principal amount of 7.25% unsecured notes due February 1, 2019 (the “Notes”). At January 2, 2011, the aggregate fair value of the Notes, based upon quoted market prices, was $457,200,000. An increase in the market rate of interest applicable to the Notes would not increase the Company’s

2010 FORM 10-K    41

interest expense with respect to the Notes since the rate of interest the Company is required to pay on the Notes is fixed, but such an increase in rates would affect the fair value of the Notes. Assuming, hypothetically, that the market interest rate applicable to the Notes was 100 basis points higher than the Notes’ stated interest rate of 7.25%, the fair value of the Notes at January 2, 2011, would have been approximately $376,710,000. Conversely, if the market interest rate applicable to the Notes was 100 basis points lower than the Notes’ stated interest rate, the fair value of the Notes at such date would have been approximately $425,040,000.

Foreign Exchange Rate Risk

The Company is exposed to foreign exchange rate risk at its Kaplan international operations, and the primary exposure relates to the exchange rate between the U.S. dollar and both the British pound and the Australian dollar. This exposure includes British pound and Australian dollar denominated intercompany loans on U.S. based Kaplan entities with a functional currency in U.S. dollars. Gains and losses arising from foreign currency transactions affecting the Consolidated Statements of Operations have historically not been significant; however, unrealized foreign currency gains on inter- company loans of $6.7 million were recorded in 2010 arising from the overall weakening of the U.S dollar during the year. Comparing exchange rates in effect at December 31, 2010, versus December 31, 2009, the U.S. dollar weakened against the Australian dollar by approximately 14% and strengthened against the British pound by approximately 3%. In 2009, the Company reported unrealized foreign currency gains of $16.9 million as a result of the weakening of the U.S. dollar against the British pound and Australian dollar. In 2008, the Company reported unrealized foreign currency losses of $46.3 million as a result of the significant strengthening of the U.S. dollar against the British pound and the Australian dollar.

If the values of the British pound and the Australian dollar relative to the U.S. dollar had been 10% lower than the values that prevailed during 2010, the Company’s pre-tax income for fiscal 2010 would have been approximately $14 million lower. Conversely, if such values had been 10% greater, the Company’s reported pre-tax income for fiscal 2010 would have been approximately $14 million higher.

Item 8. Financial Statements and Supplementary Data.

See the Company’s Consolidated Financial Statements at January 2, 2011, and for the periods then ended, together with the report of PricewaterhouseCoopers LLP thereon and the information contained in Note S to said Consolidated Financial Statements titled “Summary of Quarterly Operating Results and Comprehensive Income (Unaudited),” which are included in this Annual Report on Form 10-K and listed in the index to financial information on page 45 hereof.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President–Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of January 2, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President–Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President–Finance, in a manner that allows timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s report set forth on page 61 is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended January 2, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

42    THE WASHINGTON POST COMPANY

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained under the heading “Executive Officers” in Item 1 hereof and the information contained under the headings “Nominees for Election by Class A Shareholders,” “Nominees for Election by Class B Shareholders,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders is incorporated herein by reference thereto.

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

In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits to this Annual Report on Form 10-K, on June 18, 2010, the Company’s Chief Executive Officer submitted to the New York Stock Exchange the annual certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303A.12(a) of the NYSE Listed Company Manual.

Item 11. Executive Compensation.

The information contained under the headings “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Compensation Committee Report” in the definitive Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained under the heading “Stock Holdings of Certain Beneficial Owners and Management” in the definitive Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information contained under the headings “Transactions with Related Persons, Promoters and Certain Control Persons” and “Controlled Company” in the definitive Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 14. Principal Accounting Fees and Services.

The information contained under the heading “Audit Committee Report” in the definitive Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders is incorporated herein by reference thereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements

As listed in the index to financial information on page 45 hereof.

2.	Exhibits

As listed in the index to exhibits on page 99 hereof.

2010 FORM 10-K    43

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2011.

THE WASHINGTON POST COMPANY
(Registrant)

By	/s/ Hal S. Jones
Hal S. Jones
Senior Vice President–Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2011:

Donald E. Graham	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director

Hal S. Jones	Senior Vice President--Finance (Principal Financial Officer)

Wallace R. Cooney	Principal Accounting Officer

Lee C. Bollinger	Director

Warren E. Buffett	Director

Christopher C. Davis	Director

Barry Diller	Director

John L. Dotson Jr.	Director

Thomas S. Gayner	Director

Anne M. Mulcahy	Director

Ronald L. Olson	Director

G. Richard Wagoner, Jr.	Director

Katharine Weymouth	Director

By	/s/ Hal S. Jones
Hal S. Jones
Attorney-in-Fact

An original power of attorney authorizing Donald E. Graham, Hal S. Jones and Veronica Dillon, and each of them, to sign all reports required to be filed by the Registrant pursuant to the Securities Exchange Act of 1934 on behalf of the above-named directors and officers has been filed with the Securities and Exchange Commission.

44    THE WASHINGTON POST COMPANY

INDEX TO FINANCIAL INFORMATION

THE WASHINGTON POST COMPANY

All schedules have been omitted either because they are not applicable or because the required information is included in the Consolidated Financial Statements or the notes thereto referred to above.

2010 FORM 10-K    45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto.

OVERVIEW

The Washington Post Company is a diversified education and media company, with education as the largest business. Through its subsidiary Kaplan, Inc., the Company provides educational services for individuals, schools and businesses. The Company also operates principally in three areas of the media business: cable television, newspaper publishing and television broadcasting. The Company’s business units are diverse and subject to different trends and risks.

The Company’s education division is the largest operating division of the Company, accounting for about 62% of the Company’s consolidated revenues in 2010. The Company has devoted significant resources and attention to this division, given the attractiveness of investment opportunities and growth prospects. The growth of Kaplan in recent years has come from both rapid internal growth and acquisitions. Kaplan is organized into the following four operating segments: Kaplan Higher Education (KHE), Test Preparation, Kaplan International and Kaplan Ventures.

KHE is the largest segment of Kaplan, representing 62% of total Kaplan revenues in 2010. KHE showed significant revenue growth in 2010; however, fourth quarter 2010 revenue was down by 3% compared to 2009 as enrollments declined. The KHE division showed strong operating income growth in 2010; however, operating income also declined in the fourth quarter of 2010. KHE businesses are subject to a number of recently enacted and pending regulations by the U.S. Department of Education, and Kaplan implemented a new program, the Kaplan Commitment, in the fourth quarter of 2010 that includes a “risk-free period” of enrollment. The recent and potential rulemaking activities and the Kaplan Commitment could have a material adverse effect on Kaplan’s future operating results. In the short term, the Company expects KHE’s operating income to be down very substantially in 2011.

Kaplan International also reported revenue growth for 2010, while the remaining segments reported revenue declines. Kaplan International results improved in 2010, primarily from enrollment growth in the pathway and other higher education programs in the U.K. and Singapore. Operating results for Kaplan’s Test Preparation division were adversely impacted by restructuring activity at K12, and at the traditional test prep centers, with the migration of students to online and hybrid test preparation offerings; these results were offset by improved results at its professional training businesses due to expense reductions. Kaplan Ventures’ losses increased primarily from increased investment at certain developing business units and the sale of a business.

Kaplan made four acquisitions in 2010, two acquisitions in 2009 and nine acquisitions in 2008. None of these was individually significant. Over the past several years, Kaplan’s revenues have grown rapidly, while operating income has fluctuated due largely to restructuring activities, various business investments and stock compensation charges.

The cable division has also been a source of recent growth and capital investment. Cable ONE’s industry has experienced significant technological changes that have created new revenue opportunities, such as digital television, broadband and, more recently, telephony and DVRs. Cable ONE has also experienced increased competition, particularly from satellite television service providers and, to a lesser extent, other telephony providers. Cable telephone subscribers and high-speed data subscribers grew by 40% and 8%, respectively, to approximately 153,000 and 425,400, respectively, at the end of 2010. The cable division’s basic subscriber base was down in 2010 (decrease of 20,600 subscribers to approximately 648,400 at the end of 2010). The cable division continues to provide monthly discounts for subscribers who take three offered services (video service, high-speed data service and telephony service). Promotional discounts are offered for new subscribers or existing subscribers adding new services.

The Company’s newspaper publishing and television broadcasting divisions derive revenue from advertising and, at the publishing units, circulation and subscriptions. The results of these divisions tend to fluctuate with the overall advertising cycle, among other business factors.

Like many other large metropolitan newspapers, The Washington Post has experienced a significant continued downward trend in print advertising revenue over the past several years, which moderated to a 6% decline in 2010. This follows a 23% print advertising decline at The Washington Post in 2009 and a 17% decline in 2008. Circulation volume also continued a downward trend, although revenues increased 4% due to home-delivery price increases. The Company’s online publishing activities at washingtonpost.com and The Slate Group reported a 14% revenue increase in 2010, following an 8% revenue decline in 2009. The Washington Post implemented many recent cost-saving initiatives, including a Voluntary Retirement Incentive Program in 2009, the July 2009 closing of the Post’s College Park, MD, printing plant and the integration of the print and online operations. These initiatives have resulted in significantly improved operating results for the newspaper publishing division in 2010.

The Company’s television broadcasting division reported a significant increase in revenues and a 72% increase in operating income in 2010 due to improved advertising demand in all markets and significant political and winter Olympics-related advertising.

The Company generates a significant amount of cash from its businesses that is used to support its operations, to pay down debt and to fund capital expenditures, share repurchases, dividends, acquisitions and other investments.

RESULTS OF OPERATIONS — 2010 COMPARED TO 2009

Net income available for common shares was $277.2 million ($31.04 per share) for the fiscal year ended January 2, 2011, up from net income available for common shares of $91.8 million ($9.78 per share) for the fiscal year ended January 3, 2010. Net income includes $28.8 million ($3.22 per share) and $45.1 million ($4.80 per share) in losses from discontinued operations for

46    THE WASHINGTON POST COMPANY

fiscal year 2010 and 2009, respectively. Income from continuing operations available for common shares was $306.0 million ($34.26 per share) for fiscal year 2010, compared to $136.9 million ($14.58 per share) for fiscal year 2009. As a result of the Company’s share repurchases, there were fewer diluted average shares outstanding in 2010.

On September 30, 2010, the Company completed the sale of Newsweek. Consequently, the Company’s income from continuing operations excludes Newsweek results, which have been reclassified to discontinued operations.

Items included in the Company’s income from continuing operations for 2010:

•	A $20.4 million charge recorded at The Washington Post in connection with the withdrawal from a multiemployer pension plan (after-tax impact of $12.7 million, or $1.38 per share);

•

A $27.5 million goodwill and other long-lived assets impairment charge at the Company’s online lead generation business, included in other businesses (after-tax impact of $26.3 million, or $2.96 per share);

•	$31.2 million in severance and restructuring charges (after-tax impact of $19.3 million, or $2.31 per share); and

•	$6.7 million in non-operating unrealized foreign currency gains arising from the weakening of the U.S. dollar (after-tax impact of $4.2 million, or $0.47 per share).

Items included in the Company’s income from continuing operations for 2009:

•	$57.9 million in early retirement program expense at the newspaper publishing division (after-tax impact of $35.9 million, or $3.82 per share);

•	$33.2 million in restructuring charges related to Kaplan’s Score and Test Preparation operations (after-tax impact of $20.6 million, or $2.19 per share);

•	$33.8 million in accelerated depreciation at The Washington Post (after-tax impact of $21.0 million, or $2.23 per share);

•	A $25.4 million goodwill and other long-lived assets impairment charge related to Kaplan Ventures (after-tax impact of $18.8 million, or $2.00 per share);

•	A $29.0 million decline in equity in earnings (losses) of affiliates associated with impairment charges at two of the Company’s affiliates (after-tax impact of $18.8 million, or $2.00 per share); and

•	$16.9 million in non-operating unrealized foreign currency gains arising from the weakening of the U.S. dollar (after-tax impact of $10.3 million, or $1.10 per share).

Revenue for 2010 was $4,723.6 million, up 8% compared to revenue of $4,386.5 million in 2009. The increase is due to strong revenue growth at the education and television broadcasting divisions, and increased revenue at the cable television division. In 2010, education revenue increased 10%, advertising revenue increased 7%, circulation and subscriber revenue increased 1% and other revenue increased 4%. Revenue growth at Kaplan accounted for the increase in education revenue. The increase in advertising revenue is due to increased revenues at the television broadcasting division and increases in newspaper publishing online revenue, offset by declines in print advertising at The Washington Post. The increase in circulation and subscriber revenue is due to a 1% increase in subscriber revenue at the cable division and a 4% increase in circulation revenue at the Post.

Operating costs and expenses for the year increased 1% to $4,176.7 million in 2010, from $4,128.6 million in 2009. The increase is due to higher expenses at the education, cable television and television broadcasting divisions, offset by reduced costs at the newspaper publishing division.

Operating income for 2010 increased to $546.8 million, from $257.9 million in 2009, due to improved results at the education, newspaper publishing and television broadcasting divisions.

DIVISION RESULTS

Education Division. Education division revenue in 2010 increased to $2,901.8 million, a 10% increase from $2,636.6 million in 2009. Kaplan reported operating income of $330.9 million for 2010, compared to $194.8 million in 2009. Kaplan’s results for 2010 and 2009 were impacted by several charges or credits (discussed below).

A summary of Kaplan’s operating results for 2010 compared to 2009 is as follows:

(in thousands)	2010	2009	% Change
Revenue
Higher education	$1,789,038	$1,539,196	16
Test preparation, excluding Score	415,678	433,579	(4)
Score	—	8,557	—
Kaplan international	585,924	537,238	9
Kaplan ventures	114,029	126,418	(10)
Kaplan corporate	5,537	2,436	—
Intersegment elimination	(8,395)	(10,786)	—

	$2,901,811	$2,636,638	10

Operating income (loss)
Higher education	$396,193	$279,765	42
Test preparation, excluding Score	(24,044)	15,892	—
Score	—	(36,787)	—
Kaplan international	56,152	53,772	4
Kaplan ventures	(30,723)	(16,421)	(87)
Kaplan corporate	(45,765)	(53,227)	14
Kaplan stock compensation	1,179	(933)	—
Amortization of intangible assets	(21,855)	(22,223)	2
Impairment of goodwill and other long-lived assets	—	(25,387)	—
Intersegment elimination	(234)	310	—

	$330,903	$194,761	70

KHE includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online post-secondary and career programs. Higher education revenue and operating income grew in 2010 due to enrollment growth, improved student retention and increased margins during most of 2010. The increased operating results were offset by a $9.3 million charge for severance costs associated with a workforce reduction, increased regulatory compliance costs and the implementation of the Kaplan Commitment program (discussed below).

During the fourth quarter of 2010, KHE phased in a new program, the Kaplan Commitment. Under this program, new students of Kaplan University, Kaplan College and other KHE schools enroll in

2010 FORM 10-K    47

classes for several weeks and assess whether their educational experience meets their needs and expectations before incurring any significant financial obligation. Kaplan also conducts academic assessments to help determine whether students are likely to be successful in their chosen course of study. Students who choose to withdraw from the program during this time frame (“risk-free period”) and students who do not pass the academic evaluation do not have to pay for the coursework. In general, the risk-free period is approximately four weeks for diploma programs and five weeks for associate’s and bachelor’s degrees. Based on historical student withdrawal and performance patterns and assuming students who withdrew during early academic terms would have instead availed themselves of the Kaplan Commitment, management estimates that KHE revenues would have been approximately $140 million less in 2010 had the Kaplan Commitment commenced on January 1, 2010.

At December 31, 2010, about 2,200 students in attendance were within their respective risk-free periods, during which KHE does not recognize tuition revenue. For all students enrolled to date under the Kaplan Commitment program, the attrition rate during the entire risk-free period has been approximately 28%, a majority of which is due to Kaplan’s dismissal of students from the program because of the students’ lack of academic progress during the period. KHE revenues and operating results will continue to be impacted by the Kaplan Commitment, overall economic conditions and changes in regulations and business practices. Management is not yet able to estimate whether the Kaplan Commitment and these other factors will cause student retention patterns to differ from historical levels or whether additional students will be attracted to Kaplan as a result of the risk-free offering.

Total KHE enrollments (exclusive of students within the risk-free period) declined 8% compared to enrollments at December 31, 2009. A summary of KHE student enrollments at December 31, 2010, and December 31, 2009, is as follows:

	As of December 31,		% Change
	2010	2009
Kaplan University	58,217	60,388	(4)
Kaplan Higher Education Campuses	38,484	44,499	(14)

	96,701	104,887	(8)

In response to the enacted and proposed regulations, KHE has proactively implemented a number of marketing and admission changes, the effect of which raises student selectivity. New student enrollments at KHE declined 47% in the fourth quarter of 2010 compared to the same period of 2009, mostly due to these marketing and admission changes, along with overall weaker demand. New student enrollments were also adversely impacted by the number of students that did not continue beyond the risk-free period (students that withdraw during the Kaplan Commitment period are not counted as official starts). Management believes that the impact of fewer new enrollments will be offset in part by improved student retention.

Kaplan University and KHE Campuses enrollments at December 31, 2010, and December 31, 2009, by degree and certificate programs are as follows:

	As of December 31,
	2010	2009
Certificate	23.6%	27.6%
Associate’s	33.8%	33.0%
Bachelor’s	35.1%	34.7%
Master’s	7.5%	4.7%

	100%	100%

In October 2010, the U.S. Department of Education (DOE) released rules that address program integrity issues for post- secondary education institutions that participate in Title IV programs. The rules include, among other items, state approval processes, DOE program approval processes, revised standards governing the payment of incentive compensation to admissions and financial aid advisors, standards around misrepresentation and the definition of “credit hour.” The Company is taking steps to fully comply with these rules, but cannot currently predict the impact that these rules will have on its operations in the future and related operating results.

In July 2010, the DOE released a notice of proposed rulemaking addressing substantive measurements for whether an educational program leads to gainful employment in a recognized occupation for purposes of that program’s eligibility for Title IV funds. The proposed rulemaking addressing the definition of gainful employment includes provisions whereby students at a program level must demonstrate certain levels of student loan repayment and/or a program’s graduates must achieve certain debt-to-income ratios for the institution’s program to remain eligible for participation in the Title IV program. If a program fails to meet some or all of these proposed requirements, then the program’s eligibility to participate in the Title IV program may be restricted or lost entirely. Some of the data needed to compute program eligibility under this proposed regulation are not readily accessible to the institutions, but are compiled by the DOE.

The Company cannot currently predict with reasonable accuracy the impact the proposed regulation would have on its program offerings if it were enacted in its current form. However, the Company expects that this regulation, if enacted as proposed, would significantly impact Kaplan’s operating results as some or all institutions owned by Kaplan might be required to limit program offerings to ensure compliance with the restrictions of the proposed gainful employment rule. The Company has filed public comments related to the proposed rulemaking on gainful employment. The DOE has stated it plans to issue final rules in 2011 for an effective date on July 1, 2012. Refer to Item I, Item IA and Item 3 for additional information regarding the KHE Business, Risk Factors and Legal Proceedings.

Test Preparation includes Kaplan’s standardized test preparation and tutoring offerings, as well as the domestic professional training business, K12 and other businesses. In the first quarter of 2010, the Company discontinued certain offerings of the K12 business; $7.8

48    THE WASHINGTON POST COMPANY

million in severance, asset write-offs and other closure costs were recorded in connection with this plan. In the fourth quarter of 2009, a $4.6 million charge was recorded for product development and other write-downs at the K12 business. In the fourth quarter of 2010, Kaplan Test Preparation announced a plan to reorganize its business consistent with the migration of students to Kaplan’s online and hybrid test preparation offerings. In conjunction with this plan, in the fourth quarter of 2010, Kaplan Test Preparation began to reduce the number of leased test preparation centers and incurred $10.4 million in costs, mostly comprised of charges related to early lease termination and property, plant and equipment write-downs. The plan is expected to be largely completed by the end of 2011, and the Company estimates that an additional $10.0 million in costs will be incurred.

Test Preparation revenue declined 4% in 2010; excluding acquisitions, Test Preparation revenue declined 8%, due mostly to the termination of certain K12 offerings. Revenue at the traditional test preparation programs in 2010 was essentially flat. Strong enrollment increases, particularly in the Pre-College and Nursing programs, were offset by reduced prices for many programs related to increased competition and increased demand for lower priced online test preparation offerings.

Test Preparation operating results were down in 2010 due to the termination of certain K12 offerings and $7.8 million in related closure costs in 2010, reduced prices at the traditional test preparation programs and higher spending to expand online offerings and innovate various programs, as well as $10.4 million in 2010 restructuring-related charges. The declines were offset by improved results at test preparation’s domestic professional training businesses due to expense reductions. In 2009, total restructuring-related expenses of $8.3 million were recorded in conjunction with the professional training businesses. Test preparation operating results in 2009 were also adversely affected by a $4.6 million charge at the K12 business for product development and other write-downs.

In March 2009, the Company approved a plan to close its Score tutoring centers. The Company recorded charges of $24.9 million in asset write-downs, lease terminations, severance and accelerated depreciation of fixed assets in the first half of 2009.

Kaplan International includes professional training and post- secondary education businesses outside the United States, as well as English-language programs. Kaplan International revenue increased 9% in 2010 and operating income rose 4% due to enrollment growth in the pathway and other higher education programs in the U.K. and Singapore. The rise in revenue is also due to increased English-language program revenue and favorable exchange rates in Australia and Singapore.

Kaplan Ventures is made up of a number of businesses in various stages of development that are managed separately from the other education businesses. Revenue at Kaplan Ventures declined 10% in 2010; this revenue comparison was adversely impacted by the April 2010 sale of a business unit within the division. Kaplan Ventures reported operating losses of $30.7 million in 2010, compared to operating losses of $16.4 million in 2009. The decline in results for 2010 is due to the sale of the above-noted business, decreased operating margins at several of Kaplan Ventures’ established businesses and increased investment in certain developing business units. A goodwill and other long-lived assets impairment charge of $25.4 million was recorded at Kaplan in the third quarter of 2009 related to certain Kaplan Ventures’ businesses, as the book value of these businesses exceeded their estimated fair value.

Corporate represents unallocated expenses of Kaplan, Inc.’s corporate office and other minor shared activities. Corporate expenses declined in 2010, due largely to the reversal of incentive compensation accruals.

Stock compensation relates to incentive compensation arising from equity awards under the Kaplan stock option plan. Kaplan recorded a stock compensation credit of $1.2 million in 2010, compared to stock compensation expense of $0.9 million in 2009. The stock compensation credit for 2010 relates to an estimated decline in the fair value of Kaplan common stock since the end of 2009.

Cable Television Division. Cable television division revenue of $759.9 million for 2010 represents a 1% increase from $750.4 million in 2009 due to continued growth of the division’s cable modem and telephone revenues.

Cable television division operating income in 2010 decreased to $163.9 million, from $169.1 million in 2009. The cable division’s operating results in 2009 included a $7.7 million gain arising from changes to the cable division retiree health care benefits program. Excluding this gain, the cable division’s operating income in 2010 increased due to the division’s revenue growth, offset by increased technical and sales costs. Operating margin at the cable television division was 22% in 2010 and 23% in 2009.

At December 31, 2010, Revenue Generating Units (RGUs) were up 4% from the prior year-end due to growth in high-speed data and telephony subscribers, offset by a decrease in basic and digital subscribers. A summary of RGUs is as follows:

Cable Television Division Subscribers	December 31, 2010	December 31, 2009
Basic	648,413	668,986
Digital	215,284	219,062
High-speed data	425,402	392,832
Telephony	153,044	109,619

Total	1,442,143	1,390,499

RGUs include about 6,300 subscribers who receive free basic video service, primarily local governments, schools and other organizations as required by various franchise agreements.

Below are details of cable television division capital expenditures for 2010 and 2009 in the NCTA Standard Reporting Categories:

(in millions)	2010	2009
Customer premise equipment	$22.4	$24.1
Commercial	1.3	—
Scalable infrastructure	50.5	23.9
Line extensions	7.1	10.1
Upgrade/rebuild	7.2	8.6
Support capital	21.1	17.3

Total	$109.6	$84.0

2010 FORM 10-K    49

Newspaper Publishing Division. For most of the newspaper division’s print publications, operating results in 2010 included 52 weeks, compared to 53 weeks in 2009. Newspaper publishing division revenue in 2010 increased slightly to $680.4 million, from $679.3 million in 2009. Print advertising revenue at The Washington Post in 2010 declined 6% to $297.9 million, from $317.0 million in 2009. The print revenue declines in 2010 are due to reductions in general, classified and retail advertising, along with one less week in 2010 versus 2009. Revenue generated by the Company’s newspaper online publishing activities at washingtonpost.com and Slate increased 14% to $113.0 million, from $99.6 million in 2009. Display online advertising revenue grew 18% in 2010, and online classified advertising revenue on washingtonpost.com increased slightly in 2010. Daily circulation at The Washington Post declined 7.5% and Sunday circulation declined 8.2% in 2010. For 2010, average daily circulation at the Post totaled 550,900 (unaudited) and average Sunday circulation totaled 763,100 (unaudited).

As previously disclosed, The Washington Post contributes to multi-employer plans on behalf of three union-represented employee groups. The Post has negotiated in collective bargaining the contractual right to withdraw from two of these plans; the right to withdraw from the CWA-ITU Negotiated Pension Plan (CWA-ITU Plan) was the subject of contract negotiations that reached an impasse. In July 2010, the Post notified the union and the CWA- ITU Plan of its unilateral withdrawal from the Plan, effective November 30, 2010. In connection with this action, The Washington Post recorded a $20.4 million charge based on an estimate of the withdrawal liability.

As previously reported, The Washington Post recorded early retirement program expense of $56.8 million in the second quarter of 2009, and Robinson Terminal Warehouse Corporation recorded early retirement program expense of $1.1 million in the third quarter of 2009. The costs of these early retirement programs are funded mostly from the assets of the Company’s pension plans. Also as previously reported, the Post closed a printing plant in July 2009 and consolidated its printing operations. The Post also completed the consolidation of certain other operations in Washington, DC, in the first quarter of 2010. In connection with these activities, accelerated depreciation of $33.8 million was recorded in 2009, along with $3.9 million in shutdown costs and lease losses. An additional $3.1 million loss on an office lease was recorded by the Company in the first quarter of 2010.

The newspaper division reported an operating loss of $9.8 million in 2010, compared to an operating loss of $163.5 million in 2009. Excluding the multiemployer pension plan charge, early retirement program expense and accelerated depreciation, operating results improved in 2010 due to expense reductions in payroll, newsprint, depreciation, bad debt and agency fees, and expense reductions at washingtonpost.com. Newsprint expense decreased 16% in 2010 due to a decline in newsprint consumption, offset by an increase in newsprint prices.

Television Broadcasting Division. Revenue for the television broadcasting division increased 25% to $342.2 million in 2010, from $272.7 million in 2009. Television broadcasting division operating income for 2010 increased 72% to $121.3 million, from $70.5 million in 2009.

The increase in revenue and operating income is due to improved advertising demand in all markets and most product categories, particularly automotive. The increased revenue and operating income also includes $4.7 million in incremental winter Olympics-related advertising at the Company’s NBC affiliates in the first quarter of 2010, and a $32.2 million increase in political advertising revenue for 2010. Operating margin at the television broadcasting division was 35% in 2010 and 26% in 2009.

Competitive market position remained strong for the Company’s television stations. KSAT in San Antonio, WPLG in Miami and WJXT in Jacksonville ranked number one in the November 2010 ratings period, Monday through Friday, sign-on to sign-off; WDIV in Detroit and WKMG in Orlando ranked second; and KPRC in Houston ranked third.

Other Businesses. Other businesses includes the operating results of Avenue100 Media Solutions and other small businesses. In the third quarter of 2010, a goodwill and other long-lived assets impairment charge of $27.5 million was recorded at Avenue100 Media Solutions, the Company’s digital marketing business that sources leads for academic institutions and recruiting organizations.

Corporate Office. Corporate office includes the expenses of the Company’s corporate office and the pension credit previously reported in the magazine publishing division (refer to Discontinued Operations discussion below). In the fourth quarter of 2010, certain Kaplan operations moved to the former Newsweek headquarters facility. In connection with this move, $11.5 million in lease termination and other charges were recorded by the corporate office.

Equity in Losses of Affiliates. The Company’s equity in losses of affiliates for 2010 was $4.1 million, compared to $29.4 million in losses for 2009. Results for 2009 included $29.0 million in write-downs at two of the Company’s affiliate investments; most of the loss related to an impairment charge recorded on the Company’s interest in Bowater Mersey Paper Company as a result of the challenging economic environment for newsprint producers in 2009.

The Company holds a 49% interest in Bowater Mersey Paper Company, a 16.5% interest in Classified Ventures, LLC and interests in several other affiliates.

Non-Operating Items. The Company recorded other non-operating income, net, of $8.7 million in 2010, compared to other non-operating income, net, of $13.2 million in 2009. The 2010 non-operating income, net, included $6.7 million in unrealized foreign currency gains and other items. The 2009 non-operating income, net, included $16.9 million in unrealized foreign currency gains, offset by $3.8 million in impairment write-downs on cost method investments and other items. As noted above, a large part of the Company’s non-operating income (expense) is from unrealized foreign currency gains or losses arising from the translation of British pound and Australian dollar denominated intercompany loans into U.S. dollars.

50    THE WASHINGTON POST COMPANY

A summary of non-operating income (expense) for the years ended January 2, 2011 and January 3, 2010 follows:

(in millions)	2010	2009
Foreign currency gains, net	$6.7	$16.9
Impairment write-downs on cost method investments	—	(3.8)
Other net gains	2.0	0.1

Total	$8.7	$13.2

The Company incurred net interest expense of $27.9 million in 2010, compared to $29.0 million in 2009. At January 2, 2011, the Company had $399.7 million in borrowings outstanding at an average interest rate of 7.2%; at January 3, 2010, the Company had $399.3 million in borrowings outstanding at an average interest rate of 7.2%.

Income Taxes. The effective tax rate for income from continuing operations in 2010 was 41.4%. This effective tax rate was adversely impacted by $13.9 million in noncash valuation allowances provided against deferred state and local income tax benefits, net of U.S. Federal income taxes, and $9.1 million from nondeductible goodwill in connection with an impairment charge recorded in the third quarter of 2010; these items were offset by permanent U.S. Federal tax benefit items and tax benefits with respect to jurisdictions outside the United States.

The effective tax rate for income from continuing operations in 2009 was 35.9%. This effective tax rate was adversely impacted by $7.4 million in noncash valuation allowances provided against deferred state and local income tax benefits, net of U.S. Federal income taxes, and $3.3 million from nondeductible goodwill in connection with impairment charges recorded in 2009; these items were offset by favorable adjustments recorded for a reduction in state income taxes and for prior-year permanent U.S. Federal tax deductions.

Discontinued Operations. On September 30, 2010, the Company completed the sale of Newsweek. Consequently, the Company’s income from continuing operations excludes magazine publishing operations, which have been reclassified to discontinued operations, net of tax. Under the terms of the asset purchase agreement, The Washington Post Company retained the pension assets and liabilities, certain employee obligations arising prior to the sale and other items. A loss of $11.5 million from the Newsweek sale is included in discontinued operations.

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

RESULTS OF OPERATIONS — 2009 COMPARED TO 2008

Net income available for common shares was $91.8 million ($9.78 per share) for the fiscal year ended January 3, 2010, up from $64.8 million ($6.87 per share) for the fiscal year ended December 28, 2008. Net income includes $45.1 million ($4.80 per share) and $30.5 million ($3.24 per share) in losses from discontinued operations for fiscal year 2009 and 2008, respectively. Income from continuing operations available for common shares was $136.9 million ($14.58 per share) for fiscal year 2009, compared to $95.3 million for fiscal year 2008 ($10.11 per share).

Items included in the Company’s income from continuing operations in 2009:

•	$57.9 million in early retirement program expense at the newspaper division (after-tax impact of $35.9 million, or $3.82 per share);

•	$33.2 million in restructuring charges related to Kaplan’s Score and Test Preparation operations (after-tax impact of $20.6 million, or $2.19 per share);

•	$33.8 million in accelerated depreciation at The Washington Post (after-tax impact of $21.0 million, or $2.23 per share);

•	A $25.4 million goodwill and other long-lived assets impairment charge related to Kaplan Ventures (after-tax impact of $18.8 million, or $2.00 per share);

•	A $29.0 million decline in equity in earnings (losses) of affiliates associated with impairment charges at two of the Company’s affiliates (after-tax impact of $18.8 million, or $2.00 per share); and

•	$16.9 million in non-operating unrealized foreign currency gains arising from the weakening of the U.S. dollar (after-tax impact of $10.3 million, or $1.10 per share).

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

•	Charges of $82.8 million related to early retirement program expense at The Washington Post newspaper and the corporate office (after-tax impact of $50.1 million, or $5.27 per share);

•	$22.3 million in accelerated depreciation related to the planned closing of The Washington Post’s College Park, MD, plant (after-tax impact of $13.9 million, or $1.48 per share);

•	Expenses and charges of $11.0 million (after-tax impact of $6.8 million, or $0.72 per share) in connection with the restructuring of Test Preparation’s professional training businesses;

•

Non-operating gains include $47.3 million from the sales of marketable equity securities (after-tax impact of $28.9 million, or $3.09 per share), offset by $46.3 million in non-operating unrealized foreign currency losses arising from the strengthening of the U.S. dollar (after-tax impact of $28.5 million, or $3.04 per share); and

•	Income tax expense of $9.5 million related to valuation allow- ances provided against certain state and local income tax benefits, net of U.S. Federal income tax benefits ($1.01 per share).

2010 FORM 10-K    51

Revenue for 2009 was $4,386.5 million, up 4% compared to revenue of $4,211.7 million in 2008. The increase is due primarily to strong revenue growth at the education division and increased revenue at the cable division, partially offset by revenue declines at the Company’s newspaper publishing and television broadcasting divisions. In 2009, education revenue increased 13%, advertising revenue decreased 18%, circulation and subscriber revenue increased 6% and other revenue increased 1%. Revenue growth at Kaplan accounted for the increase in education revenue. The decrease in advertising revenue is due to declines in print advertising at The Washington Post, as well as to declines in the television broadcasting divisions. The increase in circulation and subscriber revenue is due to a 5% increase in subscriber revenue at the cable division from continued revenue growth in all major product offerings and a 7% increase in circulation revenue at the Post.

Operating costs and expenses for the year increased 4% to $4,128.6 million, from $3,979.8 million in 2008. The increase is due to higher expenses from operating growth at Kaplan and Cable ONE, offset by reduced costs at the newspaper publishing division.

Operating income for 2009 increased to $257.9 million, from $231.9 million in 2008. Operating results were significantly impacted by the operating items described above. Excluding these items, results at the newspaper publishing and television broadcasting divisions were down, generally due to weakness in advertising demand, offset by improved results at the Company’s education and cable television divisions.

The Company’s 2009 operating income includes $8.1 million of net pension credits, compared to $25.7 million in 2008. These amounts exclude $57.9 million and $82.8 million in charges related to early retirement programs in 2009 and 2008, respectively.

DIVISION RESULTS

Education Division. Education division revenue in 2009 increased to $2,636.6 million, a 13% increase from $2,331.6 million in 2008. Kaplan reported operating income of $194.8 million for 2009, compared to $206.3 million in 2008. Kaplan’s results for 2009 and 2008 were impacted by several charges (discussed below).

A summary of Kaplan’s operating results for 2009 compared to 2008 is as follows:

(in thousands)	2009	2008	% Change
Revenue
Higher education	$1,539,196	$1,160,063	33
Test preparation, excluding Score	433,579	482,993	(10)
Score	8,557	28,672	(70)
Kaplan international	537,238	545,070	(1)
Kaplan ventures	126,418	121,664	4
Kaplan corporate	2,436	1,450	68
Intersegment elimination	(10,786)	(8,332)	—

	$2,636,638	$2,331,580	13

(in thousands)	2009	2008	% Change
Operating income (loss)
Higher education	$279,765	$174,707	60
Test preparation, excluding Score	15,892	44,591	(64)
Score	(36,787)	(13,278)	—
Kaplan international	53,772	59,957	(10)
Kaplan ventures	(16,421)	(2,924)	—
Kaplan corporate	(53,227)	(48,884)	(9)
Kaplan stock compensation	(933)	7,829	—
Amortization of intangible assets	(22,223)	(15,472)	(44)
Impairment of goodwill and other long-lived assets	(25,387)	—	—
Intersegment elimination	310	(224)	—

	$194,761	$206,302	(6)

KHE includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges as well as online postsecondary and career programs. Higher education revenue grew by 33% for 2009 due mostly to strong enrollment growth. Operating income at KHE increased 60% in 2009 due to this strong enrollment growth, offset by increased marketing and advertising costs in the first quarter of 2009, including a $21.0 million national media campaign. At December 31, 2009, KHE’s enrollments totaled 104,900, a 32% increase compared to total enrollments of 79,800 at December 31, 2008. Enrollment growth was particularly strong at Kaplan University’s online offerings, which grew 47% in 2009. Beginning in 2008, KHE provided loans directly to some Kaplan students under an institutional loan program. Lending under Kaplan’s institutional loan program totaled approximately 1% of its higher education revenue in 2009.

Test Preparation includes Kaplan’s standardized test preparation and tutoring offerings, as well as the professional domestic training business, K12 and other businesses. Test Preparation revenue, excluding Score, declined 10% in 2009 due to continued revenue declines in the real estate and financial education businesses, declines at the traditional test preparation programs and softness in other programs. Test Preparation operating results, excluding Score, were also down in 2009 due to declines at the traditional test preparation programs and softness in other programs, along with a fourth quarter $4.6 million charge at the K12 business for product development and other write-downs. The declines were offset by improved results at Test Preparation’s professional domestic training businesses due to expense reductions.

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

In 2007, Kaplan announced restructuring plans at its professional domestic training businesses that involved product changes and decentralization of certain operations, in addition to employee

52    THE WASHINGTON POST COMPANY

terminations. These businesses are part of Kaplan’s Test Preparation division. In the fourth quarter of 2008, Kaplan expanded this restructuring to include additional operations. Total restructuring-related expenses of $8.3 million were recorded in 2009 related to lease termination costs, accelerated depreciation of fixed assets and severance costs, compared to $11.0 million in restructuring-related severance costs recorded in 2008.

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

Kaplan Ventures is made up of a number of businesses in various stages of development that are managed separately from the other education businesses. Revenue at Kaplan Ventures increased 4% in 2009. Kaplan Ventures reported operating losses of $16.4 million in 2009, compared to operating losses of $2.9 million in 2008, due primarily to increased losses at Kaplan Virtual Education, a developing group of online high school institutions. A goodwill and other long-lived assets impairment charge of $25.4 million was recorded at Kaplan in the third quarter of 2009 related to certain Kaplan Ventures’ businesses, as the book value of these businesses exceeded their estimated fair value.

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

Below are details of cable television division capital expenditures for 2009 and 2008 in the NCTA Standard Reporting Categories:

(in millions)	2009	2008
Customer premise equipment	$24.1	$34.5
Scalable infrastructure	23.9	19.0
Line extensions	10.1	16.2
Upgrade/rebuild	8.6	14.8
Support capital	17.3	29.7

Total	$84.0	$114.2

Newspaper Publishing Division. For most of the newspaper divisions’s print publications, 2009 included 53 weeks compared to 52 weeks in 2008. Newspaper publishing division revenue in 2009 decreased 15% to $679.3 million, from $801.3 million in 2008. Print advertising revenue at the Post in 2009 declined 23% to $317.0 million, from $410.4 million in 2008. The print revenue decline in 2009 is from large decreases in classified, zones and retail advertising. Revenue generated by the Company’s newspaper online publishing activities, primarily washingtonpost.com, declined 8% to $99.6 million, from $108.3 million in 2008. Display online advertising revenue grew 2% in 2009 and online classified advertising revenue on washingtonpost.com declined 24%. Daily circulation at the Post declined 5.9% and Sunday circulation declined 4.7% in 2009; average daily circulation at the Post totaled 595,800 (unaudited) and average Sunday circulation totaled 831,300 (unaudited).

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

2010 FORM 10-K    53

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

Television Broadcasting Division. Revenue for the television broadcasting division decreased 16% to $272.7 million in 2009, from $325.1 million in 2008. The decrease in revenue is due to weaker advertising demand in most markets and product categories, particularly automotive, and a $19.4 million decrease in political advertising revenue in 2009. Additionally, in the third quarter of 2008, the television broadcasting division benefited from $6.3 million in incremental summer Olympics-related advertising at the Company’s NBC affiliates.

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

Corporate Office. Corporate office includes the expenses of the Company’s corporate office and the pension credit previously reported in the magazine publishing division (refer to Discontinued Operations discussion below). The 2008 results include $3.0 million in early retirement program expense at the corporate office.

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

At the end of 2009, the Company held a 49% interest in Bowater Mersey Paper Company and interests in several other affiliates.

Non-Operating Items. The Company recorded other non-operating income, net, of $13.2 million in 2009, compared to other non- operating expense, net, of $2.2 million in 2008. The 2009 non-operating income, net, primarily included $16.9 million in unrealized foreign currency gains, offset by $3.8 million in impairment write-downs on cost method investments. The 2008 non-operating expense, net, primarily consisted of $46.3 million in unrealized foreign currency losses, offset by $47.3 million in gains from sales of marketable equity securities.

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

The Company incurred net interest expense of $29.0 million in 2009, compared to $19.0 million in 2008. The increase is due to

54    THE WASHINGTON POST COMPANY

higher average interest rates in 2009 compared to 2008, as well as a decline in interest income. At January 3, 2010, the Company had $399.3 million in borrowings outstanding at an average interest rate of 7.2%; at December 28, 2008, the Company had $553.8 million in borrowings outstanding at an average interest rate of 4.1%.

Income Taxes. The effective tax rate for income from continuing operations in 2009 was 35.9%. This effective tax rate was adversely impacted by $7.4 million in noncash valuation allowances provided against deferred state and local income tax benefits, net of U.S. Federal income taxes, and $3.3 million from nondeductible goodwill in connection with impairment charges recorded in 2009; these items were offset by favorable adjustments recorded for a reduction in state income taxes and for prior-year permanent U.S. Federal tax deductions.

The effective tax rate for 2008 was 52.5%. This high effective tax rate was due to $31.1 million from nondeductible goodwill in connection with impairment charges recorded in 2008 and $9.5 million in noncash valuation allowances provided against deferred state and local income tax benefits, net of U.S. Federal income taxes; these were offset by a favorable $4.6 million provision to return adjustment from 2007.

Discontinued Operations. In connection with the 2010 sale of Newsweek, the Company’s income from continuing operations for 2009 and 2008 excludes magazine publishing operations, which have been reclassified to discontinued operations, net of tax. Newsweek employees were participants in The Washington Post Company Retirement Plan, and Newsweek was historically allocated a net pension credit. The magazine publishing division pension credit has been excluded from the reclassification of Newsweek results to discontinued operations. The pension cost arising from early retirement programs at Newsweek, however, is included in discontinued operations.

FINANCIAL CONDITION: CAPITAL RESOURCES AND LIQUIDITY

Acquisitions and Dispositions. The Company completed business acquisitions totaling approximately $14.1 million in 2010, $26.1 million in 2009 and $123.5 million in 2008. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition; the purchase price allocations mostly comprised goodwill and other intangible assets, and property, plant and equipment.

During 2010, the Company acquired six businesses for $14.1 million. Kaplan acquired two small businesses in its Test Preparation division, one small business in its Ventures division and one small business in its International division. The Company made two small acquisitions in its Cable and Other Businesses divisions. The purchase price allocations for these acquisitions mostly comprised goodwill and other intangible assets.

On September 30, 2010, the Company completed the sale of Newsweek. In December 2009, the Company completed the sale of Newsweek’s Budget Travel. Consequently, the Company’s income from continuing operations excludes magazine publishing division results, which have been reclassified to discontinued operations.

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

During 2008, the Company acquired ten businesses within its education and newspaper segments, for a total of $93.1 million, financed with cash and $3.2 million in debt. Kaplan acquired nine businesses in its International, Test Preparation and Ventures divisions. In November 2008, Kaplan International exercised an option to acquire an 85% majority interest in Shanghai Kai Bo Education Management Investment Co., Ltd. (“Kaplan China”), a provider of education in China that offers preparation courses for entry to U.K. universities. Kaplan China’s results from the transaction date forward are included in the Company’s Consolidated Financial Statements. The purchase price allocations for these acquisitions mostly comprised goodwill and other intangible assets.

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

Capital Expenditures. During 2010, the Company’s capital expenditures totaled $243.7 million. The Company’s capital expenditures for businesses included in continuing operations for 2010, 2009 and 2008 are disclosed in Note R to the Consolidated Financial Statements. The Company estimates that its capital expenditures will be in the range of $260 million to $295 million in 2011.

Investments in Marketable Equity Securities. At January 2, 2011, the fair value of the Company’s investments in marketable equity securities was $340.9 million, which includes $300.7 million in Berkshire Hathaway Inc. Class A and B common stock and $40.2 million in the common stock of Corinthian Colleges, Inc., a publicly traded education company.

At January 2, 2011, and January 3, 2010, the gross unrealized gain related to the Company’s Berkshire stock investment totaled $143.4 million and $90.2 million, respectively. During 2009, the Company invested $10.8 million in the Class B common stock of Berkshire. During 2008, the Company sold 420 and 5,975 shares of Berkshire Class A and Class B common stock, respectively. Total proceeds from the sale were $64.4 million, and the net realized gains were $26.0 million.

2010 FORM 10-K    55

The gross unrealized (loss) gain related to the Company’s investment in Corinthian Colleges, Inc. totaled $(25.5) million and $40.6 million at January 2, 2011, and January 3, 2010, respectively. At January 2, 2011, the investment has been in an unrealized loss position for under six months. The Company evaluated this investment for other-than-temporary impairment based on various factors, including the duration and severity of the unrealized loss, the reason for the decline in value and the potential recovery period, and the Company’s ability and intent to hold the investment and concluded that the unrealized loss is not other-than-temporary as of January 2, 2011. The Company will continue to monitor this investment in the future for a possible write-down charge to the Company’s Consolidated Statement of Operations.

Common Stock Repurchases and Dividend Rate. During 2010, 2009 and 2008, the Company purchased a total of 1,057,940, 145,040 and 167,642 shares, respectively, of its Class B common stock at a cost of approximately $404.8 million, $61.0 million and $99.0 million, respectively. In September 2010, the Board of Directors increased the authorization to repurchase a total of 750,000 shares of Class B common stock. The Company did not announce a ceiling price or a time limit for the purchases. The authorization included 16,312 shares that remained under the previous authorization. At January 2, 2011, the Company had authorization from the Board of Directors to purchase up to 431,995 shares of Class B common stock. The annual dividend rate for 2011 was increased to $9.40 per share, from $9.00 per share in 2010 and from $8.60 per share in 2009.

Liquidity. During 2010, the Company’s borrowings, net of repayments, increased by $0.4 million, and the Company’s cash and cash equivalents decreased by $4.8 million.

At January 2, 2011, the Company had $437.7 million in cash and cash equivalents, compared to $442.6 million at January 3, 2010. As of January 2, 2011, and January 3, 2010, the Company had money market investments of $308.9 million and $327.8 million, respectively, that are classified as cash and cash equivalents in the Company’s Consolidated Financial Statements.

At January 2, 2011 and January 3, 2010, the Company had borrowings outstanding of $399.7 million and $399.3 million, respectively. The Company’s borrowings are mostly from $400.0 million of 7.25% unsecured notes due February 1, 2019; the interest is payable semiannually on February 1 and August 1. There were no commercial paper borrowings outstanding at January 2, 2011 or January 3, 2010.

The Company has a $500 million revolving credit facility that expires in August 2011, which supports the issuance of the Company’s short-term commercial paper and provides for general corporate purposes. The Company did not borrow funds under its commercial paper program or its revolving credit facility in 2010. The Company expects to replace the revolving credit facility with a new revolving credit facility in 2011.

In August 2010, Standard & Poor’s revised the Company’s long-term outlook to negative from stable; the Company’s “A” long-term corporate credit and senior unsecured ratings and “A-1” short-term commercial rating remained unchanged. Moody’s lowered the Company’s long-term rating in October 2010 to “A2” from “A1,” confirmed the “Prime-1” commercial paper rating and changed the ratings outlook to negative. The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	A2	A
Short-term	Prime-1	A-1

During 2010 and 2009, the Company had average borrowings outstanding of approximately $399.5 million and $426.7 million, respectively, at average annual interest rates of approximately 7.2% and 6.9%, respectively. The Company incurred net interest expense of $27.9 million and $29.0 million, respectively, during 2010 and 2009.

At January 2, 2011, and January 3, 2010, the Company had working capital of $353.6 million and $398.5 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.

The Company’s net cash provided by operating activities, as reported in the Company’s Consolidated Statements of Cash Flows, was $693.7 million in 2010, compared to $651.4 million in 2009.

The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and, to a lesser extent, through commercial paper borrowings. In management’s opinion, the Company will have ample liquidity to meet its various cash needs in 2011.

The following reflects a summary of the Company’s contractual obligations as of January 2, 2011:

(in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Debt and interest	$32,000	$29,000	$29,000	$29,000	$29,000	$501,500	$649,500
Programming purchase commit- ments(1)	202,723	167,933	136,559	75,656	3,240	—	586,111
Operating leases	129,958	116,644	98,768	82,966	65,585	274,504	768,425
Other purchase obligations(2)	183,344	74,839	40,585	11,104	3,661	1,971	315,504
Long-term liabilities(3)	5,692	6,035	6,341	6,606	6,802	62,489	93,965

Total	$553,717	$394,451	$311,253	$205,332	$108,288	$840,464	$2,413,505

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

56    THE WASHINGTON POST COMPANY

Other. The Company does not have any off-balance-sheet arrangements or financing activities with special-purpose entities (SPEs). Transactions with related parties, as discussed in Note F to the Company’s Consolidated Financial Statements, are in the ordinary course of business and are conducted on an arm’s-length basis.

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

During the fourth quarter of 2010, KHE phased in a new program, the Kaplan Commitment. Under this program, new students of Kaplan University, Kaplan College and other KHE schools enroll in classes for several weeks and assess whether their educational experience meets their needs and expectations before incurring any significant financial obligation. Kaplan also conducts academic assessments to help determine whether students are likely to be successful in their chosen course of study. Students who choose to withdraw from the program during this time frame (“risk-free period”) and students who do not pass the academic evaluation do not have to pay for the coursework. In general, the risk-free period is approximately four weeks for diploma programs and five weeks for associate’s and bachelor’s degrees. The Company does not recognize revenues related to coursework until the students complete the risk-free period, meet the academic requirements and decide to continue with their studies, at which time the fees become fixed and determinable. In 2009, KHE modified its method of recognizing revenue ratably over the period of instruction as services are delivered to students from a weekly convention to a daily convention, on a prospective basis.

At Kaplan’s Test Preparation and International divisions, estimates of average student course length are developed for each course, along with estimates for the anticipated level of student drops and refunds from test performance guarantees, and these estimates are evaluated on an ongoing basis and adjusted as necessary. As Kaplan’s businesses and related course offerings have expanded, including online programs, the complexity and significance of management’s estimates have increased.

Revenue from media advertising is recognized, net of agency commissions, when the underlying advertisement is published or broadcast. Revenues from newspaper subscriptions and retail sales are recognized upon the later of delivery or publication date, with adequate provision made for anticipated sales returns. The Company records, as a reduction of revenue, the estimated impact of such returns. The Company bases its estimates for sales returns on historical experience and has not experienced significant fluctuations between estimated and actual return activity.

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

(in millions)	January 2, 2011	January 3, 2010
Goodwill and indefinite-lived intangible assets	$1,907.2	$1,963.5
Total assets	$5,158.4	$5,186.2
Percentage of goodwill and indefinite-lived intangible assets to total assets	37%	38%

The Company performs its annual goodwill and intangible assets impairment test as of November 30. Goodwill and other intangible assets are reviewed for possible impairment between annual tests if an event occurred or circumstances changed that would more likely than not reduce the fair value of the reporting unit or other intangible assets below its carrying value.

Goodwill

The Company tests its goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. The Company tests the goodwill for impairment using a two-step process. The first step of the goodwill impairment test compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. This step is performed to identify potential impairment, which occurs when the carrying amount of the reporting unit exceeds its estimated fair value. The second step of the goodwill impairment test is only performed when there is a potential impairment and is performed to measure the amount of impairment loss at the reporting unit. During the second step, the Company allocates the estimated fair value of the reporting unit to all of the assets and liabilities of the unit (including any unrecognized intangible assets). The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The amount of the goodwill impairment is the difference between the carrying value of the reporting unit’s goodwill and the implied fair value determined during the second step.

2010 FORM 10-K    57

In the third quarter of 2010, the Company performed an interim review of the carrying value of goodwill and other intangible assets at its online lead generation business for possible impairment, as a result of challenges facing the lead generation business due to the changing regulatory environment for for-profit higher education institutions. The Company used a discounted cash flow model to determine the estimated fair value of the reporting unit. A market value approach was also utilized to supplement the discounted cash flow model. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine the reporting unit’s estimated fair value. The methodology used to estimate the fair value of the Company’s lead generation business reporting unit was consistent with the one used during the Company’s 2009 annual goodwill impairment test.

The key assumptions used by the Company were as follows:

•

Expected cash flows underlying the reporting unit’s business plans for the periods 2010 through 2015. The expected cash flows took into account historical growth rates, forecasts and long-term business plans, but also included an estimate for the possible impact of newly enacted and proposed “for-profit” education regulations on the Company’s lead generation business.

•

Cash flows beyond 2015 were projected to grow at a long-term growth rate, which the Company estimated by considering historical market growth trends, anticipated reporting unit performance and expected market conditions.

•

The Company used a discount rate of 20% to risk adjust the cash flow projections in determining the estimated fair value. This took into account the Company’s assessment of the risks inherent in the future cash flows of the reporting unit and the weighted average cost of capital of market participants in businesses similar to the reporting unit.

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

The Company had 18 reporting units as of January 2, 2011. The reporting units with significant goodwill balances as of January 2, 2011, were as follows, representing 94% of the total goodwill of the Company:

(in millions)	Goodwill
Education
Higher education	$335.2
Test preparation	222.4
Kaplan international	444.9
Cable television	85.5
Television broadcasting	203.2

Total	$1,291.2

As of November 30, 2010, in connection with the Company’s annual impairment testing, the Company used a discounted cash flow model, and where appropriate, a market value approach was also utilized to supplement the discounted cash flow model to determine the estimated fair value of its reporting units. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s estimated fair value. The methodology used to estimate the fair value of the Company’s reporting units on November 30, 2010, was consistent with the one used during the 2009 annual goodwill impairment test. The Company made changes to certain of its assumptions utilized in the discounted cash flow models for 2010 compared with the prior year due largely to the improved economic environment, newly enacted and proposed for-profit education regulations, and their impact on the Company’s businesses. The key assumptions used by the Company were as follows:

•

Expected cash flows underlying the Company’s business plans for the periods 2011 through 2015. The expected cash flows took into account historical growth rates, the effect of the improved economic outlook at some of the Company’s businesses, particularly at the Company’s advertising-related businesses, but also included an estimate for the possible impact of newly enacted and proposed “for-profit” education regulations. Expected cash flows also reflected the anticipated savings from restructuring plans at the newspaper publishing and certain education divisions’ reporting units, and other initiatives.

•	Cash flows beyond 2015 were projected to grow at a long-term growth rate, which the Company estimated between 1% and 5% for each reporting unit.

•	The Company used a discount rate of 8.0% to 20.0% to risk adjust the cash flow projections in determining the estimated fair value.

The fair value of each of the reporting units exceeded its respective carrying value as of November 30, 2010.

In 2009, the Company recorded goodwill and other intangible asset impairment charges at two of its reporting units totaling $25.4 million. The remaining goodwill balances at these two reporting units as of January 2, 2011 totaled $22.8 million. Combined, the goodwill balance of $34.7 million at the three reporting units that have been subject to impairment charges in 2010 and 2009 represents less than 3% of the Company’s total goodwill balance of $1,376.4 million as of January 2, 2011. There exists a reasonable possibility that a decrease in the projected cash flows or long-term growth rate, or an increase in the discount rate assumptions used in the discounted cash flow model of these reporting units, could result in additional impairment charges.

The estimated fair value of the Company’s reporting units with significant goodwill balances exceeded their respective carrying values by a margin in excess of 25%. While less likely, additional impairment charges could occur at these reporting units as well, given the inherent variability in projecting future operating performance.

Indefinite-lived intangible assets

The other intangible assets impairment test compares the fair value of the asset with its carrying value. The Company records an

58    THE WASHINGTON POST COMPANY

impairment loss if the carrying value of the other intangible assets exceeds the fair value of the assets for the difference in the values. The Company uses a discounted cash flow model, and in certain cases, a market value approach is also utilized to supplement the discounted cash flow model to determine the estimated fair value of the indefinite-lived intangible assets. The Company makes estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and other market values to determine the estimated fair value of the indefinite-lived intangible assets.

The Company’s intangible assets with an indefinite life are principally from franchise agreements at its cable television division. These franchise agreements result from agreements the Company has with state and local governments that allow the Company to contract and operate a cable business within a specified geographic area. The Company expects its cable franchise agreements to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon, and the Company’s cable television division historically has obtained renewals and extensions of such agreements for nominal costs and without material modifications to the agreements. The franchise agreements represent 93% of the $530.8 million of indefinite-lived intangible assets of the Company as of January 2, 2011. The Company grouped the recorded values of its various cable franchise agreements into regional cable television systems or units of account.

The key assumptions used by the Company to determine the fair value of its franchise agreements as of November 30, 2010, the date of its annual impairment review, were as follows:

•

Expected cash flows underlying the Company’s business plans for the periods 2011 through 2020, assuming the only assets the unbuilt start-up cable television systems possess are the various franchise agreements. The expected cash flows took into account the estimated initial capital investment in the system region’s physical plant and related start-up costs, revenues, operating margins and growth rates. These cash flows and growth rates were based on forecasts and long-term business plans and take into account numerous factors, including historical experience, anticipated economic conditions, changes in the cable television systems’ cost structures, homes in each region’s service area, number of subscribers based on penetration of homes passed by the systems and expected revenues per subscriber.

•

Cash flows beyond 2020 were projected to grow at a long- term growth rate, which the Company estimated by considering historical market growth trends, anticipated cable television system performance and expected market conditions.

•	The Company used a discount rate of 8% to risk adjust the cash flow projections in determining the estimated fair value.

The estimated fair value of the Company’s franchise agreements exceeded their respective carrying values by a margin in excess of 50%. There is always a possibility that impairment charges could occur in the future, given changes in the cable television market and U.S. economic environment, as well as the inherent variability in projecting future operating performance.

Pension Costs. Excluding special termination benefits, the Company’s net pension credit was $3.9 million, $8.1 million and $25.7 million for 2010, 2009 and 2008, respectively. The Company’s pension benefit costs are actuarially determined and are impacted significantly by the Company’s assumptions related to future events, including the discount rate, expected return on plan assets and rate of compensation increases. The Company’s expected return on plan assets assumption remained at 6.5% for fiscal years 2010, 2009 and 2008. At December 28, 2008, the Company reduced its discount rate assumption from 6.0% to 5.75% and changed to a more current Mortality Table. The pension credit declined substantially in 2009, largely due to significant investment losses in 2008. At January 3, 2010, the Company increased its discount rate assumption from 5.75% to 6.0%. At January 2, 2011, the Company reduced its discount rate assumption to 5.6%. The Company estimates that it will record a net pension credit of approximately $3 million in 2011. The Company’s actual return (loss) on plan assets was 19.1% in 2010, 14.7% in 2009 and (25.0%) in 2008, based on plan assets at the beginning of each year. For each 1% increase or decrease to the Company’s assumed expected return on plan assets, the pension credit increases or decreases by approximately $15 million. For each 1% increase or decrease to the Company’s assumed discount rate, the pension credit increases or decreases by approximately $3 million.

The Company’s net pension cost (credit) includes an expected return on plan assets component, calculated using the expected return on plan assets assumption applied to a market-related value of plan assets. The market-related value of plan assets is determined using a five-year average market value method, which recognizes realized and unrealized appreciation and depreciation in market values over a five-year period. The value resulting from applying this method is adjusted, if necessary, such that it cannot be less than 80% or more than 120% of the market value of plan assets as of the relevant measurement date. As a result, year-to-year increases or decreases in the market-related value of plan assets impact the return on plan assets component of pension cost for the year.

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

2010 FORM 10-K    59

Amortization of the unrecognized actuarial gain or loss is included as a component of expense for a year if the magnitude of the net unamortized gain or loss in accumulated other comprehensive income exceeds 10% of the greater of the benefit obligation or the market-related value of assets (10% corridor). The amortization component is equal to that excess divided by the average remaining service period of active employees expected to receive benefits under the plan. At the end of 2007, the Company had net unamortized actuarial gains in accumulated other comprehensive income potentially subject to amortization that were outside the 10% corridor that resulted in amortized gains of $6,168,000 being included in the 2008 pension cost. Primarily as a result of the significant pension asset losses during 2008, increased life expectations and a decrease in the discount rate, the Company had net unamortized actuarial losses in accumulated other comprehensive income potentially subject to amortization that were outside the corridor that resulted in amortized losses of $40,000 being included in the 2009 pension cost. During 2009, there were pension asset gains that resulted in no net unamortized actuarial gains or losses in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, no amortized gain or loss amounts were included in the pension cost (credit) in 2010. During 2010, there were pension asset gains and a decrease in the discount rate. The Company currently estimates that there will be no net unamortized actuarial gains or losses in accumulated other comprehensive income potentially subject to amortization outside the corridor, and therefore, no amortized gain or loss amounts included in the pension cost (credit) in 2011.

Note M to the Company’s Consolidated Financial Statements provides additional details surrounding pension costs and related assumptions.

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

As of January 2, 2011, the Company had state income tax net operating loss carryforwards of $523.7 million, which will expire at various dates from 2011 through 2030. Also at January 2, 2011, the Company had approximately $39.7 million of foreign income tax loss carryforwards, of which $36.4 million may be carried forward indefinitely and $3.3 million that, if unutilized, will start to expire in 2012. At January 2, 2011, the Company has established approximately $41.4 million in valuation allowances against these deferred state and foreign income taxes, net of U.S. Federal income taxes, as the Company believes that it is more likely than not that the benefit from certain state and foreign net operating loss carry-forwards will not be realized. The Company has established valuation allowances against state income tax benefits recognized, without considering potentially offsetting deferred tax liabilities established with respect to prepaid pension cost and goodwill. Prepaid pension cost and goodwill have not been considered a source of future taxable income for realizing deferred tax benefits recognized since these temporary differences are not likely to reverse in the foreseeable future. The valuation allowances established against state income tax benefits recorded may increase or decrease within the next 12 months, based on operating results or the market value of investment holdings; as a result, the Company is unable to estimate the potential tax impact, given the uncertain operating and market environment.

Recent Accounting Pronouncements. See Note B to the Company’s Consolidated Financial Statements for a discussion of recent accounting pronouncements.

60    THE WASHINGTON POST COMPANY

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of January 2, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Management has concluded that, as of January 2, 2011, the Company’s internal control over financial reporting was effective based on these criteria.

The effectiveness of the Company’s internal control over financial reporting as of January 2, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

2010 FORM 10-K    61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of The Washington Post Company:

In our opinion, the consolidated financial statements referred to under Item 15 (1) on page 43 and listed in the index on page 45 present fairly, in all material respects, the financial position of The Washington Post Company and its subsidiaries at January 2, 2011 and January 3, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

McLean, Virginia

March 2, 2011

62    THE WASHINGTON POST COMPANY

THE WASHINGTON POST COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(in thousands, except per share amounts)	January 2, 2011	January 3, 2010	December 28, 2008
Operating Revenues
Education	$2,901,811	$2,636,638	$2,331,580
Advertising	833,605	778,158	954,369
Circulation and subscriber	857,290	845,848	801,672
Other	130,867	125,872	124,094

	4,723,573	4,386,516	4,211,715

Operating Costs and Expenses
Operating	1,919,530	1,868,747	1,864,533
Selling, general and administrative	1,954,758	1,916,177	1,693,744
Depreciation of property, plant and equipment	247,785	291,684	263,554
Amortization of intangible assets	27,191	26,642	22,525
Impairment of goodwill and other long-lived assets	27,477	25,387	135,439

	4,176,741	4,128,637	3,979,795

Income from Operations	546,832	257,879	231,920
Equity in losses of affiliates, net	(4,133)	(29,421)	(7,837)
Interest income	2,576	2,597	5,672
Interest expense	(30,503)	(31,565)	(24,658)
Other income (expense), net	8,652	13,197	(2,189)

Income from Continuing Operations Before Income Taxes	523,424	212,687	202,908
Provision for Income Taxes	216,600	76,400	106,600

Income from Continuing Operations	306,824	136,287	96,308
Loss from Discontinued Operation, Net of Tax	(28,804)	(45,087)	(30,512)

Net Income	278,020	91,200	65,796
Net Loss (Income) Attributable to Noncontrolling Interests	94	1,574	(74)

Net Income Attributable to The Washington Post Company	278,114	92,774	65,722
Redeemable Preferred Stock Dividends	(922)	(928)	(946)

Net Income Available for The Washington Post Company Common Stockholders	$277,192	$91,846	$64,776

Amount Attributable to The Washington Post Company Common Stockholders
Income from continuing operations	$305,996	$136,933	$95,288
Loss from discontinued operations, net of tax	(28,804)	(45,087)	(30,512)

Net income available for The Washington Post Company common stockholders	$277,192	$91,846	$64,776

Per Share Information Attributable to The Washington Post Company Common Stockholders
Basic income per common share from continuing operations	$34.28	$14.58	$10.13
Basic loss per common share from discontinued operations	(3.22)	(4.80)	(3.24)

Basic net income per common share	$31.06	$9.78	$6.89

Basic average number of common shares outstanding	8,869	9,332	9,408
Diluted income per common share from continuing operations	$34.26	$14.58	$10.11
Diluted loss per common share from discontinued operations	(3.22)	(4.80)	(3.24)

Diluted net income per common share	$31.04	$9.78	$6.87

Diluted average number of common shares outstanding	8,931	9,392	9,430

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended
(in thousands)	January 2, 2011	January 3, 2010	December 28, 2008
Net Income	$278,020	$91,200	$65,796
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	10,994	33,550	(51,172)
Change in net unrealized gain on available-for-sale securities	(12,974)	9,742	(87,513)
Pension and other postretirement plan adjustments	126,471	130,492	(630,574)
Less reclassification adjustment for realized gains included in net income	—	—	(47,308)

	124,491	173,784	(816,567)
Income tax (expense) benefit related to other comprehensive income (loss)	(46,864)	(58,592)	311,351

	77,627	115,192	(505,216)

Comprehensive Income (Loss)	355,647	206,392	(439,420)
Comprehensive (income) loss attributable to noncontrolling interests	(13)	1,574	(74)

Total Comprehensive Income (Loss) Attributable to The Washington Post Company	$355,634	$207,966	$(439,494)

See accompanying Notes to Consolidated Financial Statements.

2010 FORM 10-K    63

THE WASHINGTON POST COMPANY

CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	January 2, 2011	January 3, 2010
Assets

Current Assets
Cash and cash equivalents	$437,740	$442,559
Restricted cash	31,138	35,114
Investments in marketable equity securities and other investments	373,750	385,001
Accounts receivable, net	397,024	430,669
Income taxes receivable	33,307	—
Deferred income taxes	15,318	14,633
Inventories	4,984	16,019
Other current assets	68,637	64,069

Total Current Assets	1,361,898	1,388,064
Property, Plant and Equipment, Net	1,200,726	1,239,692
Investments in Affiliates	31,637	54,722
Goodwill, Net	1,376,357	1,423,462
Indefinite-Lived Intangible Assets, Net	530,816	540,012
Amortized Intangible Assets, Net	61,242	71,314
Prepaid Pension Cost	538,753	409,445
Deferred Charges and Other Assets	56,938	59,495

Total Assets	$5,158,367	$5,186,206

Liabilities and Equity

Current Liabilities
Accounts payable and accrued liabilities	$626,188	$555,478
Income taxes payable	—	8,048
Deferred revenue	379,089	422,998
Short-term borrowings	3,000	3,059

Total Current Liabilities	1,008,277	989,583
Postretirement Benefits Other Than Pensions	64,342	73,672
Accrued Compensation and Related Benefits	231,034	210,640
Other Liabilities	119,036	134,783
Deferred Income Taxes	506,405	422,838
Long-Term Debt	396,650	396,236

Total Liabilities	2,325,744	2,227,752

Redeemable Noncontrolling Interest	6,733	6,907
Redeemable Preferred Stock, Series A, $1 par value, with a redemption and liquidation value of $1,000 per share; 23,000 shares authorized; 11,526 shares issued and outstanding	11,526	11,526

Preferred Stock, $1 par value; 977,000 shares authorized, none issued	—	—

Common Shareholders’ Equity
Common stock
Class A Common stock, $1 par value; 7,000,000 shares authorized; 1,240,883 and 1,291,693 shares issued and outstanding	1,241	1,292
Class B Common stock, $1 par value; 40,000,000 shares authorized; 18,759,117 and 18,708,307 shares issued; 6,952,973 and 7,975,120 shares outstanding	18,759	18,708
Capital in excess of par value	249,719	241,435
Retained earnings	4,520,332	4,324,289
Accumulated other comprehensive income (loss), net of taxes
Cumulative foreign currency translation adjustment	37,606	27,010
Unrealized gain on available-for-sale securities	70,707	78,492
Unrealized gain (loss) on pensions and other postretirement plans	73,826	(990)
Cost of 11,806,144 and 10,733,187 shares of Class B common stock held in treasury	(2,157,826)	(1,750,686)

Total Common Shareholders’ Equity	2,814,364	2,939,550

Noncontrolling Interests	—	471

Total Equity	2,814,364	2,940,021

Total Liabilities and Equity	$5,158,367	$5,186,206

See accompanying Notes to Consolidated Financial Statements.

64    THE WASHINGTON POST COMPANY

THE WASHINGTON POST COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(in thousands)	January 2, 2011	January 3, 2010	December 28, 2008
Cash Flows from Operating Activities:
Net income	$278,020	$91,200	$65,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	252,457	295,871	265,606
Amortization of intangible assets	27,191	26,642	22,525
Goodwill and other long-lived asset impairment charges	27,477	25,387	135,439
Net pension benefit	(3,863)	(8,069)	(25,651)
Multiemployer pension plan withdrawal charge	20,355	—	—
Early retirement program expense	—	64,541	111,077
Gain on sale of marketable equity securities	—	—	(47,308)
Foreign exchange (gain) loss	(6,705)	(16,871)	46,285
Net loss on sales of businesses	11,824	—	—
Equity in losses of affiliates, including impairment charges, net of distributions	4,133	30,072	9,065
Provision (benefit) for deferred income taxes	37,056	33	(4,196)
Net loss on sale or write-down of property, plant and equipment	15,094	19,724	4,483
Change in assets and liabilities:
Decrease (increase) in accounts receivable, net	14,648	55,970	(4,398)
Decrease (increase) in inventories	8,571	24,195	(16,907)
Increase in accounts payable and accrued liabilities	40,892	831	41,788
(Decrease) increase in deferred revenue	(10,410)	25,178	32,119
(Decrease) increase in Kaplan stock compensation liability	(1,179)	933	(92,941)
(Increase) decrease in income taxes receivable	(41,398)	534	3,110
Decrease (increase) in other assets and other liabilities, net	19,430	16,265	(6,331)
Other	123	(1,050)	(3,496)

Net cash provided by operating activities	693,716	651,386	536,065

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(243,712)	(257,758)	(288,923)
Net proceeds from sales of businesses	23,064	—	—
Proceeds from sale of property, plant and equipment and other assets	15,943	4,788	3,506
Investments in certain businesses, net of cash acquired	(13,345)	(26,133)	(86,262)
Purchases of marketable equity securities and other investments	(7,047)	(10,237)	(68,202)
Investments in affiliates	(1,023)	(283)	(4,419)
Return of escrow for acquisition	—	4,667	—
Return of investment in affiliates	16,691	4,321	—
Proceeds from sale of marketable equity securities	—	—	114,393
Other	(443)	(492)	(192)

Net cash used in investing activities	(209,872)	(281,127)	(330,099)

Cash Flows from Financing Activities:
Common shares repurchased	(404,816)	(60,956)	(98,960)
Dividends paid	(82,090)	(81,772)	(82,161)
Principal payments on debt	—	(400,868)	(1,864)
Issuance of notes, net	—	395,225	—
(Repayment) issuance of commercial paper, net	—	(149,983)	65,183
Other	(4,266)	5,079	147

Net cash used in financing activities	(491,172)	(293,275)	(117,655)

Effect of Currency Exchange Rate Change	2,509	8,573	(18,970)

Net (Decrease) Increase in Cash and Cash Equivalents	(4,819)	85,557	69,341
Cash and Cash Equivalents at Beginning of Year	442,559	357,002	287,661

Cash and Cash Equivalents at End of Year	$437,740	$442,559	$357,002

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes	$213,000	$58,900	$78,600
Interest	$30,500	$26,600	$25,400

See accompanying Notes to Consolidated Financial Statements.

2010 FORM 10-K    65

THE WASHINGTON POST COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

(in thousands)	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Available- for-Sale Securities	Unrealized Gain (Loss) on Pensions and Other Postretirement Plans	Treasury Stock	Noncontrolling Interest
Balance, December 30, 2007	$1,292	$18,708	$217,780	$4,329,726	$42,845	$153,539	$298,152	$(1,600,883)	$811
Net income for the year				65,796
Net income attributable to noncontrolling interest				(74)					74
Dividends paid on common stock				(81,215)
Dividends paid on redeemable preferred stock				(946)
Repurchase of Class B common stock								(98,960)
Issuance of Class B common stock, net of restricted stock award forfeitures			5,845					2,575
Amortization of unearned stock compensation and stock option expense			7,814
Change in foreign currency translation adjustment (net of taxes)					(46,257)
Change in unrealized gain on available-for-sale securities (net of taxes)						(80,893)
Adjustment for pensions and other postretirement plans (net of taxes)							(378,066)
Tax benefits arising from employee stock plans			762

Balance, December 28, 2008	1,292	18,708	232,201	4,313,287	(3,412)	72,646	(79,914)	(1,697,268)	885

Net income for the year				91,200
Net loss attributable to noncontrolling interest				141					(141)
Net loss attributable to redeemable noncontrolling interest				1,433
Dividends paid on common stock				(80,844)
Dividends paid on redeemable preferred stock				(928)
Repurchase of Class B common stock								(60,956)
Issuance of Class B common stock, net of restricted stock award forfeitures			(7,677)					7,538
Amortization of unearned stock compensation and stock option expense			9,346
Change in foreign currency translation adjustment (net of taxes)					30,422
Change in unrealized gain on available-for-sale securities (net of taxes)						5,846
Adjustment for pensions and other postretirement plans (net of taxes)							78,924
Taxes arising from employee stock plans			(1,719)
Other			9,284						(273)

Balance, January 3, 2010	1,292	18,708	241,435	4,324,289	27,010	78,492	(990)	(1,750,686)	471

Net income for the year				278,020
Net income attributable to noncontrolling interest				(44)					44
Net loss attributable to redeemable noncontrolling interest				138
Dividends paid on common stock				(81,168)
Dividends paid on redeemable preferred stock				(922)
Repurchase of Class B common stock								(404,816)
Forfeitures of restricted stock, net of issuance of Class B common stock			597					(2,324)
Amortization of unearned stock compensation and stock option expense			8,054
Change in foreign currency translation adjustment (net of taxes)					10,596
Change in unrealized gain on available-for-sale securities (net of taxes)						(7,785)
Adjustment for pensions and other postretirement plans (net of taxes)							74,816
Conversion of Class A common stock to Class B common stock	(51)	51
Taxes arising from employee stock plans			(348)
Other			(19)	19					(515)

Balance, January 2, 2011	$1,241	$18,759	$249,719	$4,520,332	$37,606	$70,707	$73,826	$(2,157,826)	$—

See accompanying Notes to Consolidated Financial Statements.

66    THE WASHINGTON POST COMPANY

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

The Company announced on August 2, 2010, that it had entered into an agreement to sell Newsweek. On September 30, 2010, the Company completed such sale. The operating results of Newsweek have been presented in loss from discontinued operations, net of tax, for all periods presented.

Education—Kaplan, Inc. provides an extensive range of educational services for children, students and professionals. Kaplan’s various businesses comprise four categories: Higher Education, Test Preparation, Kaplan International and Kaplan Ventures.

Media—The Company’s diversified media operations consist of cable television operations, newspaper publishing and television broadcasting.

Cable television operations: Cable ONE provides cable services that include basic video, digital video, high-speed data and telephone service in the midwestern, western and southern states of the United States.

Newspaper publishing: Washington Post Media publishes The Washington Post (“the Post”), which is the largest and most widely circulated morning daily and Sunday newspaper, primarily distributed by home delivery in the Washington, DC, metropolitan area (including large portions of Maryland and northern Virginia). Washington Post Media also produces washingtonpost.com, an Internet site that features news and information products, as well as the full editorial content of The Washington Post. Through the Company’s other newspaper publishing businesses, the Company also publishes weekly publications and tabloids distributed within the Washington, DC, metropolitan area and elsewhere, and produces other websites and online magazines.

Television broadcasting: The Company owns six VHF television stations located in Houston, TX; Detroit, MI; Miami, FL; Orlando, FL; San Antonio, TX; and Jacksonville, FL. Other than the Company’s Jacksonville station, WJXT, the Company’s television stations are affiliated with one of the major national networks.

B.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year—The Company reports on a 52 to 53-week fiscal year ending on the Sunday nearest December 31. Fiscal year 2010, which ended on January 2, 2011, included 52 weeks. The fiscal years 2009 and 2008, which ended on January 3, 2010, and December 28, 2008, respectively, included 53 and 52 weeks, respectively. With the exception of most of the newspaper print publishing operations and corporate office, subsidiaries of the Company report on a calendar-year basis.

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

Reclassifications—Certain amounts in previously issued financial statements have been reclassified to conform with the 2010 presentation, which includes the reclassification of the results of operations of the magazine publishing segment as discontinued operations for all periods presented.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. On an ongoing basis, the Company evaluates its estimates and assumptions.

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

Restricted Cash—Restricted cash represents amounts held for students that were received from U.S. Federal and state governments under various aid grant and loan programs, such as Title IV of the Higher Education Act of 1965, as amended, that the Company is required to maintain pursuant to U.S. Department of Education (DOE) and other regulations. Restricted cash also includes certain funds that the Company may be required to return if a student who receives Title IV program funds withdraws from a program. Prior-year amounts have been revised to conform with the 2010 presentation.

Concentration of Credit Risk—Cash and cash equivalents are maintained with several financial institutions domestically and internationally. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with investment grade credit ratings. The Company

2010 FORM 10-K    67

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

Investments in Marketable Equity Securities—The Company’s investments in marketable equity securities are classified as available-for-sale and, therefore, are recorded at fair value in the Consolidated Financial Statements, with the change in fair value during the period excluded from earnings and recorded net of income taxes as a separate component of other comprehensive income. If the fair value of a marketable equity security declines below its cost basis and the decline is considered other than temporary, the Company will record a write-down, which is included in earnings.

Fair Value of Financial Instruments—The carrying amounts reported in the Company’s Consolidated Financial Statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, the current portion of deferred revenue and the current portion of debt approximate fair value because of the short-term nature of these financial instruments. The fair value of long-term debt is determined based on a number of observable inputs, including the current market activity of the Company’s publicly traded notes, trends in investor demands and market values of comparable publicly traded debt.

Inventories—Inventories are stated at the lower of cost or current market value. Cost of newsprint is determined on the first-in, first-out (“FIFO”) method.

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

Evaluation of Long-Lived Assets—The recoverability of long-lived assets and finite-lived intangible assets is assessed whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. A long-lived asset is considered to be not recoverable when the undiscounted estimated future cash flows are less than the asset’s recorded value. An impairment charge is measured based on estimated fair market value, determined primarily using estimated future cash flows on a discounted basis. Losses on long-lived assets to be disposed of are determined in a similar manner, but the fair market value would be reduced for estimated costs to dispose.

Goodwill and Other Intangible Assets—Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company’s intangible assets with an indefinite life are principally from franchise agreements at its cable television division, as the Company expects its cable franchise agreements to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon, and the Company’s cable television division historically has obtained renewals and extensions of such agreements for nominal costs and without any material modifications to the agreements. Amortized intangible assets are primarily student and customer relationship intangible assets, noncompete agreements, trademarks and databases, with amortization periods up to 15 years.

The Company reviews goodwill and indefinite-lived intangible assets at least annually, as of November 30, for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. All other intangible assets are amortized over their useful lives. The Company tests its goodwill and indefinite-lived intangible assets at the reporting unit level, which is an operating segment or one level below an operating segment. In reviewing the carrying value of indefinite-lived intangible assets at the cable television division, the Company aggregates its cable systems on a regional basis. The Company reviews the carrying value of goodwill and indefinite-lived intangible assets utilizing a discounted cash flow model, and, where appropriate, a market value approach is also utilized to supplement the discounted cash flow model. The Company makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s estimated fair value. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges.

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

68    THE WASHINGTON POST COMPANY

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

During the fourth quarter of 2010, Kaplan Higher Education (KHE) phased in a new program, the Kaplan Commitment. Under this program, new students of Kaplan University, Kaplan College and other KHE schools enroll in classes for several weeks and assess whether their educational experience meets their needs and expectations before incurring any significant financial obligation. Kaplan also conducts academic assessments to help determine whether students are likely to be successful in their chosen course of study. Students who choose to withdraw from the program during this time frame (“risk-free period”) and students who do not pass the academic evaluation do not have to pay for the coursework. In general, the risk-free period is approximately four weeks for diploma programs and five weeks for associate’s and bachelor’s degrees. The Company does not recognize revenues related to coursework until the students complete the risk-free period, meet the academic requirements and decide to continue with their studies, at which time the fees become fixed and determinable.

Cable revenues: Cable revenues are primarily derived from subscriber fees for video, high-speed Internet and phone services, and from advertising. Cable subscriber revenue is recognized monthly as services are delivered. Advertising revenue is recognized when the commercials or programs are aired.

Newspaper publishing and television broadcasting revenues: Media advertising revenues are recognized, net of agency commissions, when the underlying advertisement is published or broadcast. Revenues from newspaper subscriptions and retail sales are recognized upon the later of delivery or publication date, with adequate provision made for anticipated sales returns.

Sales returns: Consistent with industry practice, certain of the Company’s products, such as newspapers, are sold with the right of return. The Company records, as a reduction of revenue, the estimated impact of such returns. The Company bases its estimates for sales returns on historical experience and has not experienced significant fluctuations between estimated and actual return activity.

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

2010 FORM 10-K    69

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

Foreign Currency Translation—Income and expense accounts of the Company’s foreign operations where the local currency is the functional currency are translated into U.S. dollars using the current rate method, whereby operating results are converted at the average rate of exchange for the period, and assets and liabilities are converted at the closing rates on the period end date. Gains and losses on translation of these accounts and the Company’s equity investment in its foreign affiliates are accumulated and reported as a separate component of equity and other comprehensive income. Gains and losses on foreign currency transactions, including foreign currency denominated intercompany loans on entities with a functional currency in U.S. dollars, are recognized in the Consolidated Statements of Operations.

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

Discontinued Operations—A business is classified as a discontinued operation when (i) the operations and cash flows of the business can be clearly distinguished and have been or will be eliminated from the Company’s ongoing operations; (ii) the business has either been disposed of or is classified as held for sale; and (iii) the Company will not have any significant continuing involvement in the operations of the business after the disposal transactions. The results of discontinued operations (as well as the gain or loss on the disposal) are aggregated and separately presented in the Company’s Consolidated Statements of Operations, net of income taxes.

Recently Adopted and Issued Accounting Pronouncements—In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance that modifies the fair value requirement of multiple element revenue arrangements. The new guidance allows the use of the “best estimate of selling price” in addition to vendor-specific objective evidence (“VSOE”) and third-party evidence (“TPE”) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. The guidance requires expanded qualitative and quantitative disclosures and is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company will adopt this guidance in the first quarter of 2011. The Company does not expect the implementation of this guidance to have a material impact on its Consolidated Financial Statements.

In January 2010, the FASB issued additional disclosure requirements for fair value measurements. The guidance requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. These additional requirements became effective for interim and annual periods beginning after December 15, 2009, and did not have an impact on the Consolidated Financial Statements of the Company. In addition, the fair value disclosure amendments also require more detailed disclosures of the changes in Level 3 instruments. These changes will not become effective until interim and annual periods beginning after

70    THE WASHINGTON POST COMPANY

C.	DISCONTINUED OPERATIONS

On September 30, 2010, the Company completed the sale of Newsweek magazine. Under the terms of the asset purchase agreement, the buyer assumed Newsweek’s subscription obligations and received Newsweek’s intellectual property, target working capital and selected equipment used in the business. The Company retained the pension assets and liabilities and certain employee obligations, including severance, and other liabilities arising prior to the sale. The Company recorded an after-tax loss on the transaction of $11.5 million, which is included in “Loss from discontinued operations, net of tax” in the Company’s Consolidated Statement of Operations for fiscal year 2010.

The results of operations of the magazine publishing division for fiscal years 2010, 2009 and 2008 are included in the Company’s Consolidated Statements of Operations as “Loss from discontinued operations, net of tax.” All corresponding prior period operating results presented in the Company’s Consolidated Financial Statements and the accompanying notes have been reclassified to reflect the discontinued operations presented. The Company did not reclassify its Consolidated Balance Sheet as of January 3, 2010 to reflect the discontinued operations. The Company also did not reclassify its Consolidated Statements of Cash Flows to reflect the discontinued operations.

Newsweek employees were participants in The Washington Post Company Retirement Plan, and the Company had historically allocated Newsweek a net pension credit for segment reporting purposes. Since the associated pension assets and liabilities were retained by the Company, the associated credit has been excluded from the reclassification of Newsweek results to discontinued operations. Pension cost arising from early retirement programs at Newsweek, however, is included in discontinued operations (see Note M).

In fiscal year 2010, Newsweek recorded $4.7 million in accelerated depreciation and property, plant and equipment write-downs in anticipation of the sale.

The summarized loss from discontinued operations, net of tax, for the years ended January 2, 2011, January 3, 2010 and December 28, 2008 follows:

(in thousands)	2010	2009	2008
Operating revenues	$93,481	$183,215	$249,865
Operating costs and expenses	121,092	247,102	307,577

Loss from discontinued operations	(27,611)	(63,887)	(57,712)
Benefit from income taxes	(10,269)	(18,800)	(27,200)

Net loss from discontinued operations	(17,342)	(45,087)	(30,512)
Loss on sale of discontinued operations	(10,293)	—	—
Provision for income taxes on sale of discontinued operations	1,169	—	—

Loss from discontinued operations, net of tax	$(28,804)	$(45,087)	$(30,512)

D.	ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts receivable at January 2, 2011 and January 3, 2010 consist of the following:

(in thousands)	2010	2009
Trade accounts receivable, less estimated returns, doubtful accounts and allowances of $70,181 and $106,781	$379,480	$415,688
Other accounts receivable	17,544	14,981

	$397,024	$430,669

Accounts payable and accrued liabilities at January 2, 2011 and January 3, 2010 consist of the following:

(in thousands)	2010	2009
Accounts payable and accrued liabilities	$430,119	$376,784
Accrued compensation and related benefits	196,069	178,694

	$626,188	$555,478

Cash overdrafts of $26.2 million and $30.4 million are included in accounts payable and accrued liabilities at January 2, 2011 and January 3, 2010, respectively.

The changes in allowance for doubtful accounts and returns and allowance for advertising rate adjustments and discounts during 2010, 2009 and 2008 were as follows:

(in thousands)	Balance at Beginning of Period	Additions – Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended January 2, 2011
Allowance for doubtful accounts and returns	$98,286	$137,888	$(169,167)	$67,007
Allowance for advertising rate adjustments and discounts	8,495	12,216	(17,537)	3,174

	$106,781	$150,104	$(186,704)	$70,181

Year Ended January 3, 2010
Allowance for doubtful accounts and returns	$95,425	$168,455	$(165,594)	$98,286
Allowance for advertising rate adjustments and discounts	9,228	24,208	(24,941)	8,495

	$104,653	$192,663	$(190,535)	$106,781

Year Ended December 28, 2008
Allowance for doubtful accounts and returns	$77,585	$155,288	$(137,448)	$95,425
Allowance for advertising rate adjustments and discounts	4,318	30,751	(25,841)	9,228

	$81,903	$186,039	$(163,289)	$104,653

2010 FORM 10-K    71

E.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at January 2, 2011 and January 3, 2010 consist of the following:

(in thousands)	2010	2009
Land	$41,145	$47,700
Buildings	350,051	375,728
Machinery, equipment and fixtures	2,401,128	2,428,595
Leasehold improvements	308,863	290,951
Construction in progress	91,330	51,022

	3,192,517	3,193,996
Less accumulated depreciation	(1,991,791)	(1,954,304)

	$1,200,726	$1,239,692

Depreciation expense was $247.8 million, $291.7 million and $263.6 million in 2010, 2009 and 2008, respectively. Total interest capitalized during 2008 was $0.5 million and was related to the construction of a qualified asset. No interest expense was capitalized in 2010 and 2009.

F.	INVESTMENTS

Investments in Marketable Equity Securities. Investments in marketable equity securities at January 2, 2011 and January 3, 2010 consist of the following:

(in thousands)	2010	2009
Total cost	$223,064	$223,064
Net unrealized gains	117,846	130,820

	$340,910	$353,884

At January 2, 2011 and January 3, 2010, the Company owned 2,214 shares of Berkshire Hathaway Inc. (“Berkshire”) Class A common stock and 424,250 shares of Berkshire Class B common stock, respectively. The Company’s ownership of Berkshire accounted for $300.7 million, or 88%, and $247.5 million, or 70%, of the total fair value of the Company’s investments in marketable equity securities at January 2, 2011 and January 3, 2010, respectively.

Berkshire is a holding company owning subsidiaries engaged in a number of diverse business activities, the most significant of which consists of property and casualty insurance businesses conducted on both a direct and reinsurance basis. Berkshire also owns approximately 21% of the common stock of the Company. The chairman, chief executive officer and largest shareholder of Berkshire, Mr. Warren Buffett, is a member of the Company’s Board of Directors. The Washington Post Company recently announced his retirement from its Board of Directors, upon the expiration of his current term in May 2011. The Company’s investment in Berkshire common stock is less than 1% of the consolidated equity of Berkshire. At January 2, 2011 and January 3, 2010, the gross unrealized gain related to the Company’s Berkshire stock investment totaled $143.4 million and $90.2 million, respectively. There were no new purchases or sales of Berkshire common stock in 2010. During 2009, the Company invested $10.8 million in the Class B common stock of Berkshire.

As of January 2, 2011, the Company has a $25.5 million unrealized loss on its investment in Corinthian Colleges, Inc., a publicly traded company. At January 2, 2011, the investment has been in an unrealized loss position for under six months. The Company evaluated this investment for other-than-temporary impairment based on various factors, including the duration and severity of the unrealized loss, the reason for the decline in value and the potential recovery period, and the ability and intent to hold the investment and concluded that the unrealized loss is not other-than-temporary as of January 2, 2011. If any impairment is considered other-than-temporary, the investment will be written down to its fair value with a corresponding charge to the Consolidated Statement of Operations.

There were no new investments in marketable equity securities in 2010. During 2009 and 2008, the Company invested $10.8 million and $65.8 million in marketable equity securities, respectively. There were no sales of marketable equity securities during 2010 and 2009. During 2008, proceeds from the sales of marketable equity securities were $114.4 million and net realized gains on such sales were $47.3 million.

Investments in Affiliates. At the end of 2010, the Company’s investments in affiliates include a 49% interest in the common stock of Bowater Mersey Paper Company Limited, which owns and operates a newsprint mill in Nova Scotia. The Company also holds a 16.5% interest in Classified Ventures, LLC, which owns and operates several leading businesses in the online classified advertising space, and other investments.

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

G.	ACQUISITIONS AND DISPOSITIONS

The Company completed business acquisitions totaling approximately $14.1 million in 2010, $26.1 million in 2009 and $123.5 million in 2008. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition; the purchase price allocations mostly comprised goodwill and other intangible assets, and property, plant and equipment.

During 2010, the Company acquired six businesses for $14.1 million. Kaplan acquired two small businesses in its Test Preparation division, one small business in its Ventures division and one small business in its International division. The company made two small acquisitions in its Cable and Other Businesses divisions. The purchase price allocations for these acquisitions mostly comprised goodwill and other intangible assets.

On September 30, 2010, the Company completed the sale of Newsweek. In December 2009, the Company completed the sale of Newsweek’s Budget Travel. Consequently, the Company’s income from continuing operations excludes magazine publishing division results, which have been reclassified to discontinued operations (see Note C).

72    THE WASHINGTON POST COMPANY

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

During 2008, the Company acquired ten businesses within its education and newspaper segments, for a total of $93.1 million, financed with cash and $3.2 million in debt. Kaplan acquired nine businesses in its International, Test Preparation and Ventures divisions. In November 2008, Kaplan International exercised an option to acquire an 85% majority interest in Shanghai Kai Bo Education Management Investment Co., Ltd. (“Kaplan China”), a provider of education in China that offers preparation courses for entry to U.K. universities. Kaplan China’s results from the transaction date forward are included in the Company’s Consolidated Financial Statements. The purchase price allocations for these acquisitions mostly comprised goodwill and other intangible assets.

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

H.	GOODWILL AND OTHER INTANGIBLE ASSETS

The education division made several minor changes to its operating and reporting structure in the first quarter of 2010, changing the composition of the reporting units within Kaplan Test Preparation, Kaplan Ventures and KHE (see Note R). The changes resulted in the reassignment of the assets and liabilities to the reporting units affected. The goodwill was allocated to the reporting units affected using the relative fair value approach.

As a result of challenges in the lead generation industry, in the third quarter of 2010, the Company performed an interim review of the carrying value of goodwill and other intangible assets at its online lead generation business, which are included within the other businesses segment. The business failed the step one goodwill impairment test and performed a step two analysis. The Company estimated the fair value utilizing a discounted cash flow model and recorded a goodwill and other intangible asset impairment charge of $27.5 million.

The education division reorganized its operations in the third quarter of 2009 into the following four operating segments for the purpose of making operating decisions and assessing performance: Higher Education, Test Preparation, Kaplan International and Kaplan Ventures. The reorganization changed the composition of the reporting units within the education division and resulted in the reassignment of the assets and liabilities. The goodwill was allocated to the reporting units using the relative fair value approach. As a result of the reassignment and allocation, the Company performed an interim review of the carrying value of goodwill at the education division for possible impairment on both a prereorganization and postreorganization basis. No impairment of goodwill was indicated at the prereorganization reporting units. On a postreorganization basis, the Company failed the step one goodwill impairment test at two reporting units (Kaplan EduNeering and Kaplan Compliance Solutions) within the Kaplan Ventures operating segment and performed a step two analysis. The Company recorded a goodwill and other long-lived asset impair- ment charge of $25.4 million related to these two reporting units. The fair value of Kaplan EduNeering was determined utilizing a discounted cash flow model; the fair value of Kaplan Compliance Solutions was determined using a cost approach.

In 2008, the Company recorded goodwill and other intangible asset impairment charges totalling $135.4 million. As a result of the challenging advertising environment at the Company’s community newspapers and The Herald, which are part of the newspaper publishing segment, the Company performed an interim review of the carrying value of goodwill and recorded a $59.7 million goodwill impairment charge. The Company estimated the fair value utilizing a discounted cash flow model. As part of the Company’s annual impairment review, a $69.7 million goodwill and other intangible assets impairment charge was recorded at the Company’s online lead generation business within the other businesses and corporate office segment due to lower than expected revenue and operating income growth since its acquisition. The Company estimated the fair value utilizing a discounted cash flow model. The Company also recorded a goodwill impairment charge of $6.1 million in the newspaper publishing segment as part of its annual impairment review. The Company estimated the fair value utilizing a market approach.

Also in the fourth quarter of 2008, the Company recorded a $28.4 million amortized intangible asset in connection with a noncompetition and nonsolicitation agreement entered into between the Company and the former Kaplan chief executive officer, who resigned in November 2008. This asset is being amortized over three years.

The Company amortizes the recorded values of its amortized intangible assets over their estimated useful lives. Amortization of intangible assets is estimated to be approximately $23 million in 2011, $11 million in 2012, $7 million in 2013, $4 million in 2014, $3 million in 2015 and $13 million thereafter.

2010 FORM 10-K    73

The changes in the carrying amount of goodwill, by segment, during 2010 and 2009 were as follows:

(in thousands)	Education	Cable Television	Newspaper Publishing	Television Broadcasting	Magazine Publishing	Other Businesses	Total
Balance as of December 28, 2008
Goodwill	$1,022,671	$85,488	$81,186	$203,165	$25,015	$99,189	$1,516,714
Accumulated impairment losses	—	—	(65,772)	—	—	(60,785)	(126,557)

	1,022,671	85,488	15,414	203,165	25,015	38,404	1,390,157
Acquisitions	14,006	—	—	—	—	(935)	13,071
Dispositions	—	—	—	—	(500)	—	(500)
Impairment	(15,529)	—	—	—	—	—	(15,529)
Foreign currency exchange rate changes and other	37,175	—	—	—	—	(912)	36,263

Balance as of January 3, 2010
Goodwill	1,073,852	85,488	81,186	203,165	24,515	97,342	1,565,548
Accumulated impairment losses	(15,529)	—	(65,772)	—	—	(60,785)	(142,086)

	$1,058,323	$85,488	$15,414	$203,165	$24,515	$36,557	$1,423,462
Acquisitions	4,200	—	—	—	—	2,810	7,010
Dispositions	(19,851)	—	—	—	(24,515)	—	(44,366)
Impairment	—	—	—	—	—	(24,634)	(24,634)
Foreign currency exchange rate changes and other	14,888	—	(3)	—	—	—	14,885

Balance as of January 2, 2011
Goodwill	1,073,089	85,488	81,183	203,165	—	100,152	$1,543,077
Accumulated impairment losses	(15,529)	—	(65,772)	—	—	(85,419)	(166,720)

	$1,057,560	$85,488	$15,411	$203,165	$—	$14,733	$1,376,357

The changes in carrying amount of goodwill at the Company’s education division for 2010 and 2009 were as follows:

(in thousands)	Higher Education	Test Preparation	Professional	Kaplan International	Kaplan Ventures	Total
Balance as of December 28, 2008
Goodwill	$343,332	$185,876	$493,463	$—	$—	$1,022,671
Accumulated impairment losses	—	—	—	—	—	—

	343,332	185,876	493,463	—	—	1,022,671
Acquisitions	28	(227)	3,212	—	—	3,013
Foreign currency exchange rate changes and other	916	(894)	28,412	—	—	28,434

Balance as of July 1, 2009	344,276	184,755	525,087	—	—	1,054,118
Reallocation	(9,050)	44,508	(525,087)	422,245	67,384	—
Acquisitions	—	7,135	—	3,858	—	10,993
Impairment	—	—	—	—	(15,529)	(15,529)
Foreign currency exchange rate changes and other	—	381	—	6,870	1,490	8,741

Balance as of January 3, 2010
Goodwill	335,226	236,779	—	432,973	68,874	1,073,852
Accumulated impairment losses	—	—	—	—	(15,529)	(15,529)

	$335,226	$236,779	$—	$432,973	$53,345	$1,058,323

Reallocation	—	(14,534)	—	—	14,534	—
Acquisitions	—	—	—	201	3,999	4,200
Dispositions	—	—	—	—	(19,851)	(19,851)
Foreign currency exchange rate changes and other	—	204	—	11,766	2,918	14,888

Balance as of January 2, 2011
Goodwill	335,226	229,486	—	444,940	63,437	1,073,089
Accumulated impairment losses	—	(7,037)	—	—	(8,492)	(15,529)

	$335,226	$222,449	$—	$444,940	$54,945	$1,057,560

74    THE WASHINGTON POST COMPANY

Other intangible assets consists of the following:

	Useful Life Range	As of January 2, 2011			As of January 3, 2010
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Noncompete agreements	2–5 years	$43,940	$33,570	$10,370	$43,886	$24,093	$19,793
Student and customer relationships	2–10 years	66,510	41,958	24,552	67,360	35,475	31,885
Databases and technology	3–5 years	10,514	2,921	7,593	12,195	3,889	8,306
Trade names and trademarks	2–10 years	29,053	15,330	13,723	19,978	10,639	9,339
Other	1–25 years	11,502	6,498	5,004	7,797	5,806	1,991

		$161,519	$100,277	$61,242	$151,216	$79,902	$71,314

Indefinite-lived intangible assets:
Franchise agreements		$496,166			$496,047
Wireless licenses		22,150			22,150
Licensure and accreditation		7,877			7,862
Other		4,623			13,953

		$530,816			$540,012

2010 FORM 10-K    75

I.	INCOME TAXES

Income from continuing operations before income taxes consists of the following:

(in thousands)	2010	2009	2008
Domestic	$504,076	$213,012	$160,330
Foreign	19,348	(325)	42,578

	$523,424	$212,687	$202,908

Foreign results for 2009 include losses of a foreign affiliate associated with a $27.4 million impairment charge.

The provision for income taxes on income from continuing operations consists of the following:

(in thousands)	Current	Deferred	Total
2010
U.S. Federal	$136,121	$10,050	$146,171
State and local	27,480	32,909	60,389
Foreign	11,030	(990)	10,040

	$174,631	$41,969	$216,600

2009
U.S. Federal	$64,054	$3,563	$67,617
State and local	15,947	(13,216)	2,731
Foreign	8,429	(2,377)	6,052

	$88,430	$(12,030)	$76,400

2008
U.S. Federal	$75,225	$8,962	$84,187
State and local	14,374	(2,231)	12,143
Foreign	12,781	(2,511)	10,270

	$102,380	$4,220	$106,600

The provision for income taxes on continuing operations exceeds the amount of income tax determined by applying the U.S. Federal statutory rate of 35% to income from continuing operations before taxes as a result of the following:

(in thousands)	2010	2009	2008
U.S. Federal taxes at statutory rate	$183,198	$74,441	$71,018
State and local taxes (benefit), net of U.S. Federal tax	25,396	(5,638)	(1,560)
Valuation allowance against state tax benefits, net of U.S. Federal tax	13,856	7,414	9,453
Goodwill impairments and disposition	12,062	2,972	26,795
Tax provided on foreign subsidiary earnings and distributions at less than the expected U.S. Federal statutory tax rate	(4,327)	(1,035)	(4,501)
Other, net	(13,585)	(1,754)	5,395

Provision for income taxes	$216,600	$76,400	$106,600

Results for 2010 include $7.7 million in U.S. Federal tax benefits from the U.S. manufacturing deduction (included in other, net above). Results for 2009 include $3.1 million of prior-year tax benefits, and results for 2008 include $4.6 million of prior-year tax expenses.

In addition to the income tax provision presented above for continuing operations, the Company also recorded tax benefits on discontinued operations. Losses from discontinued operations have been reclassified from previously reported income from operations and reported separately as loss from discontinued operations, net of tax. Tax benefits of $10.3 million, $18.8 million and $27.2 million with respect to losses from discontinued operations were recorded in 2010, 2009 and 2008, respectively. Also included in loss from discontinued operations for 2010 is an $11.5 million loss, including tax expense, on the disposal of the discontinued operations. Tax expense provided on the loss on disposal totaled $1.2 million, which resulted principally from nondeductible goodwill associated with the sale of Newsweek.

Deferred income taxes at January 2, 2011 and January 3, 2010, consist of the following:

(in thousands)	2010	2009
Accrued postretirement benefits	$27,012	$30,865
Other benefit obligations	118,039	103,691
Accounts receivable	33,853	35,030
State income tax loss carryforwards	27,674	26,882
U.S. Federal income tax loss carryforwards	8,120	8,771
Foreign income tax loss carryforwards	10,827	8,882
Other	42,637	36,272

Deferred tax assets	268,162	250,393
Valuation allowance	(41,359)	(26,239)

Deferred tax assets, net	$226,803	$224,154

Property, plant and equipment	187,934	149,529
Prepaid pension cost	214,470	160,199
Unrealized gain on available-for-sale securities	47,148	52,338
Affiliate operations	3,113	8,672
Goodwill and other intangible assets	265,225	261,621

Deferred tax liabilities	$717,890	$632,359

Deferred income tax liabilities, net	$491,087	$408,205

Deferred U.S. and state income taxes are recorded with respect to undistributed earnings of investments in foreign subsidiaries to the extent taxable dividend income would be recognized if such earnings were distributed. Deferred income taxes recorded with respect to undistributed earnings of investments in foreign subsidiaries are recorded net of foreign tax credits estimated to be available. However, no deferred U.S. or state income tax liabilities have been recorded at January 2, 2011 with respect to undistributed earnings of investments in foreign subsidiaries based on the year-end tax position.

Deferred U.S. and state income taxes have not been recorded for the full book value and tax basis differences related to investments in foreign subsidiaries because such investments are expected to be indefinitely held. The book value exceeded the tax basis of investments in foreign subsidiaries by approximately $60.7 million and $67.0 million at January 2, 2011 and January 3, 2010, respectively. If the investments in foreign subsidiaries were held for sale instead of expected to be held indefinitely, additional U.S. and state deferred income tax liabilities, net of foreign tax credits estimated to be available on undistributed earnings, of approximately $18.5 million and $16.4 million would have been recorded at January 2, 2011 and January 3, 2010, respectively.

The Company has approximately $523.7 million of state income tax loss carryforwards available to offset future state taxable income

76    THE WASHINGTON POST COMPANY

and has established, with respect to these losses, approximately $27.7 million in deferred state income tax assets, net of U.S. Federal income tax. The Company has also established approximately $23.9 million in valuation allowances, with respect to state tax loss carryforwards, since all state tax losses may not be fully utilized in the future to reduce state taxable income.

State income tax loss carryforwards, if unutilized, will start to expire approximately as follows:

(in millions)
2011	$10.0
2012	4.1
2013	6.4
2014	6.0
2015	7.2
2016 and after	490.0

Total	$523.7

The Company has approximately $23.1 million of U.S. Federal income tax loss carryforwards obtained as a result of prior stock acquisitions. These U.S. Federal income tax loss carryforwards are expected to be fully utilized; during 2011 through 2013, approximately $5.2 million a year is expected to be utilized, and during 2014 through 2025, the balance is expected to be utilized. The Company has established approximately $8.1 million in deferred U.S. Federal tax assets with respect to these losses.

The Company has approximately $39.7 million of foreign income tax loss carryforwards, mainly as a result of prior stock acquisitions, that are available to offset future foreign taxable income, and has established, with respect to these losses, approximately $10.8 million in deferred foreign income tax assets. The Company has also established approximately $5.9 million in valuation allowances against the deferred tax assets recorded for the portion of foreign tax losses that may not be fully utilized to reduce future foreign taxable income. Approximately $36.4 million of foreign income tax loss carryforwards may be carried forward indefinitely, and $3.3 million of foreign loss carryforwards, if unutilized, will start to expire in 2012.

The Company has established $35.5 million in valuation allowances against state income tax assets recognized, net of U.S. Federal income tax. As stated above, approximately $23.9 million of the valuation allowances, net of U.S. Federal income tax, relate to state income tax loss carryforwards. The Company has established valuation allowances against state income tax assets recognized, without considering potentially offsetting deferred tax liabilities established with respect to prepaid pension cost and goodwill. Prepaid pension cost and goodwill have not been considered a source of future taxable income for realizing deferred tax assets recognized since these temporary differences are not likely to reverse in the foreseeable future. The valuation allowances established against state income tax assets recorded may increase or decrease within the next 12 months, based on operating results or the market value of investment holdings; as a result, the Company is unable to estimate the potential tax impact, given the uncertain operating and market environment. The Company has not established valuation allowances against any U.S. Federal income tax assets and has established valuation allowances against foreign income tax assets recorded only with respect to certain foreign tax loss carryforwards. The Company does not currently anticipate that within the next 12 months there will be any events requiring significant increases or decreases in U.S. Federal or foreign valuation allowances.

The changes in deferred tax valuation allowances during 2010, 2009 and 2008 were as follows:

(in thousands)	Balance at Beginning of Period	Additions – Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended:
January 2, 2011	$26,239	$16,777	$(1,657)	$41,359
January 3, 2010	$13,197	$13,042	—	$26,239
December 28, 2008	$5,535	$9,453	$(1,791)	$13,197

The Company files income tax returns with the U.S. Federal government and various state and foreign jurisdictions, with the U.S. Federal considered the only major tax jurisdiction. The statute of limitations has expired on all consolidated U.S. Federal corporate income tax returns filed through 2006, and the Internal Revenue Service is not currently examining any of the post-2006 returns filed by the Company.

The Company endeavors to comply with tax laws and regulations where it does business, but cannot guarantee that, if challenged, the Company’s interpretation of all relevant tax laws and regulations will prevail and that all tax benefits recorded in the financial statements will ultimately be recognized in full. The Company has taken reasonable efforts to address uncertain tax positions, and has determined that there are no material transactions or material tax positions taken by the Company that would fail to meet the more-likely-than-not threshold for recognizing transactions or tax positions in the financial statements. Accordingly, the Company has not recorded a reserve for uncertain tax positions in the financial statements, and the Company does not expect any significant tax increase or decrease to occur within the next 12 months with respect to any transactions or tax positions taken and reflected in the financial statements. In making these determinations, the Company presumes that taxing authorities pursuing examinations of the Company’s compliance with tax law filing requirements will have full knowledge of all relevant information, and, if necessary, the Company will pursue resolution of disputed tax positions by appeals or litigation.

J.	DEBT

Long-term debt consists of the following:

(in millions)	January 2, 2011	January 3, 2010
7.25% unsecured notes due February 1, 2019	$396.7	$396.2
Other indebtedness	3.0	3.1

Total	399.7	399.3
Less current portion	(3.0)	(3.1)

Total long-term debt	$396.7	$396.2

The Company’s other indebtedness at January 2, 2011 and January 3, 2010 is at interest rates of 6% and matures in 2011.

In January 2009, the Company issued $400 million in unsecured ten-year fixed-rate notes due February 1, 2019 (the Notes). The

2010 FORM 10-K    77

Notes have a coupon rate of 7.25% per annum, payable semi-annually on February 1 and August 1. The Company used the net proceeds from the sale of the Notes and other cash to repay $400 million of 5.5% notes that matured on February 15, 2009. Under the terms of the Notes, unless the Company has exercised its right to redeem the Notes, the Company is required to offer to repurchase the Notes in cash at 101% of the principal amount, plus accrued and unpaid interest, upon the occurrence of both a Change of Control and Below Investment Grade Rating Events as described in the Prospectus Supplement of January 27, 2009.

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

During 2010 and 2009, the Company had average borrowings outstanding of approximately $399.5 million and $426.7 million, respectively, at average annual interest rates of approximately 7.2% and 6.9%, respectively. The Company incurred net interest expense of $27.9 million, $29.0 million and $19.0 million during 2010, 2009 and 2008, respectively.

At January 2, 2011 and January 3, 2010, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $457.2 million and $443.1 million, respectively, compared with the carrying amount of $396.7 million and $396.2 million. The carrying value of the Company’s other unsecured debt at January 2, 2011 approximates fair value.

K.	REDEEMABLE PREFERRED STOCK

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

L.	CAPITAL STOCK, STOCK AWARDS AND STOCK OPTIONS

Capital Stock. Each share of Class A common stock and Class B common stock participates equally in dividends. The Class B stock has limited voting rights and as a class has the right to elect 30% of the Board of Directors; the Class A stock has unlimited voting rights, including the right to elect a majority of the Board of Directors. In the third quarter of 2010, a majority of the Company’s Class A shareholders voted to convert 50,810, or 4%, of the Class A shares of the Company to an equal number of Class B shares. The conversion had no impact on the voting rights of the Class A and Class B common stock.

During 2010, 2009 and 2008, the Company purchased a total of 1,057,940, 145,040 and 167,642 shares, respectively, of its Class B common stock at a cost of approximately $404.8 million, $61.0 million and $99.0 million, respectively. In September 2010, the Board of Directors increased the authorization to repurchase a total of 750,000 shares of Class B common stock. The Company did not announce a ceiling price or a time limit for the purchases. The authorization included 16,312 shares that remained under the previous authorization. At January 2, 2011, the Company had authorization from the Board of Directors to purchase up to 431,995 shares of Class B common stock.

Stock Awards. In 1982, the Company adopted a long-term incentive compensation plan, which, among other provisions, authorizes the awarding of Class B common stock to key employees. Stock awards made under this incentive compensation plan are primarily subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant’s employment terminates before the end of a specified period of service to the Company. Some of the awards are also subject to performance conditions and will be forfeited and revert to Company ownership if the conditions are not met. At January 2, 2011, there were 331,875 shares reserved for issuance under the incentive compensation plan. Of this number, 48,359 shares were subject to awards outstanding and 283,516 shares were available for future awards. Activity related to stock awards under the long-term incentive compensation plan for the years ended January 2, 2011, January 3, 2010 and December 28, 2008, was as follows:

	2010		2009		2008
	Number of Shares	Average Award Price	Number of Shares	Average Award Price	Number of Shares	Average Award Price
Beginning of year, unvested	66,020	$494.97	32,785	$796.52	34,355	$813.99
Awarded	1,859	442.29	48,440	415.08	3,550	685.00
Vested	(2,644)	754.81	(13,386)	920.32	(1,147)	968.05
Forfeited	(16,876)	437.06	(1,819)	672.40	(3,973)	798.37

End of year, unvested	48,359	$498.95	66,020	$494.97	32,785	$796.52

For the share awards outstanding at January 2, 2011, the afore-mentioned restriction will lapse in 2011 for 12,315 shares, in 2012 for 2,500 shares, in 2013 for 32,570 shares and in 2014 for 974 shares. Also, in early 2011, the Company made stock awards of 42,830 shares. Stock-based compensation costs resulting from

78    THE WASHINGTON POST COMPANY

Company stock awards reduced net income by $2.9 million, $4.6 million and $3.7 million in 2010, 2009 and 2008, respectively.

As of January 2, 2011, there was $9.1 million of total unrecognized compensation expense related to this plan. That cost is expected to be recognized on a straight-line basis over a weighted average period of 1.6 years.

Stock Options. The Company’s employee stock option plan reserves 1,900,000 shares of the Company’s Class B common stock for options to be granted under the plan. The purchase price of the shares covered by an option cannot be less than the fair value on the granting date. Options generally vest over four years and have a maximum term of ten years. At January 2, 2011, there were 362,525 shares reserved for issuance under the stock option plan, of which 87,919 shares were subject to options outstanding and 274,606 shares were available for future grants.

Activity related to options outstanding for the years ended January 2, 2011, January 3, 2010 and December 28, 2008 was as follows:

	2010		2009		2008
	Number of Shares	Average Option Price	Number of Shares	Average Option Price	Number of Shares	Average Option Price
Beginning of year	90,569	$525.44	87,025	$581.17	92,275	$606.89
Granted	22,500	395.68	24,294	421.95	17,000	402.71
Exercised	—	—	—	—	(17,250)	533.94
Expired or forfeited	(25,150)	515.59	(20,750)	637.99	(5,000)	612.00

End of year	87,919	$495.05	90,569	$525.44	87,025	$581.17

Of the shares covered by options outstanding at the end of 2010, 40,074 are now exercisable; 15,261 will become exercisable in 2011; 15,261 will become exercisable in 2012; 11,698 will become exercisable in 2013; and 5,625 will become exercisable in 2014. For 2010, 2009 and 2008, the Company recorded expense of $1.4 million, $1.3 million and $1.0 million related to this plan, respectively. Information related to stock options outstanding and exercisable at January 2, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at 01/02/2011	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Shares Exercisable at 01/02/2011	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price
$369–396	35,750	9.3	$386.59	6,375	8.0	$370.34
419–439	23,294	9.0	423.25	5,824	9.0	423.25
517	9,000	1.0	517.21	9,000	1.0	517.21
652–693	2,000	8.0	651.91	1,000	8.0	651.91
729–763	13,375	4.4	732.79	13,375	4.4	732.79
816	1,500	3.0	816.05	1,500	3.0	816.05
954	3,000	4.0	953.50	3,000	4.0	953.50

	87,919	7.3	$495.05	40,074	4.9	$599.36

At January 2, 2011, the intrinsic value for all options outstanding, exercisable and unvested was $2.3 million, $0.5 million and $1.7 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of the Company’s stock was $439.50 at January 2, 2011. At January 2, 2011, there were 47,845 unvested options related to this plan with an average exercise price of $407.68 and a weighted average remaining contractual term of 9.3 years. At January 3, 2010, there were 38,794 unvested options with an average exercise price of $429.51.

As of January 2, 2011, total unrecognized stock-based compensation expense related to this plan was $4.7 million, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.1 years. There were no options exercised during 2010 and 2009. The total intrinsic value of options exercised during 2008 was $2.4 million; a tax benefit from these stock option exercises of $1.0 million was realized during 2008.

During 2010, 2009 and 2008, all options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. During 2010, the Company granted options of 22,500, with a weighted average fair value of $106.70. During 2009, the Company granted options of 1,000, 11,944, 10,000 and 1,350, with a weighted average fair value of $95.05, $100.27, $118.98 and $121.29, respectively. During 2008, the Company granted options of 2,000 and 15,000, with a weighted average fair value of $159.93 and $79.24, respectively. Also, in early 2011, an additional 50,000 stock options were granted.

The fair value of options at date of grant was estimated using the Black-Scholes method utilizing the following assumptions:

	2010	2009
Expected life (years)	7	7
Interest rate	2.51%	2.29%–3.08%
Volatility	30.19%	26.13%–28.62%
Dividend yield	2.27%	1.96%–2.20%

The Company also maintains a stock option plan at Kaplan that was adopted in 1997 and initially reserved 15%, or 150,000 shares, of Kaplan’s common stock for awards to be granted under the plan to certain members of Kaplan’s management. Under the provisions of this plan, options are issued with an exercise price equal to the estimated fair value of Kaplan’s common stock, and options vest ratably over the number of years specified (generally four to five years) at the time of the grant. Upon exercise, an option holder may receive Kaplan shares or cash equal to the difference between the exercise price and the then fair value.

In November 2008, Kaplan’s then chief executive officer resigned. The executive exercised 40,805 Kaplan stock options, sold 6,572 Kaplan shares and forfeited 21,526 unvested Kaplan stock options at the time of his resignation. A Kaplan senior manager continues to hold the remaining 2,000 outstanding Kaplan stock options at an option price of $652 (representing about 0.2% of Kaplan’s common stock), which expire in 2011. A Kaplan senior manager also holds 1,750 Kaplan shares that remain outstanding at December 31, 2010, and 3,454 Kaplan restricted shares issued in 2009 and 2010 that vest over a three-year period. The fair value of Kaplan’s common stock is determined by the Company’s compensation committee of the Board of Directors, and in January 2011, the committee set the fair value price at $1,450 per share. No options were awarded or exercised during 2010 or 2009.

Kaplan recorded a stock compensation credit of $1.2 million in 2010, compared to expense of $0.9 million for 2009 and a credit of $7.8 million for 2008. At December 31, 2010, the Company’s accrual balance related to Kaplan stock-based compensation totaled $8.1 million. There were no payouts in 2010 and 2009. In 2008,

2010 FORM 10-K    79

total net payouts were $85.1 million. The total intrinsic value of options exercised during 2008 was $67.4 million; a tax benefit from these stock option exercises of $26.3 million was realized during 2008.

Earnings Per Share. The Company’s earnings per share from continuing operations (basic and diluted) for 2010, 2009 and 2008 are presented below:

	Fiscal Year Ended
(in thousands, except per share amounts)	January 2, 2011	January 3, 2010	December 28, 2008
Income from continuing operations attributable to common shareholders	$305,996	$136,933	$95,288
Less: Amount attributable to participating securities	(1,892)	(933)	—

Basic income from continuing operations attributable to common stockholders	$304,104	$136,000	$95,288

Plus: Amount attributable to participating securities	1,892	933	—

Diluted income from continuing operations attributable to common stockholders	$305,996	$136,933	$95,288

Basic weighted average shares outstanding	8,869	9,332	9,408
Effect of dilutive shares:
Stock options and restricted stock	62	60	22

Diluted weighted average shares outstanding	8,931	9,392	9,430

Income per share from continuing operations attributable to common stockholders:
Basic	$34.28	$14.58	$10.13

Diluted	$34.26	$14.58	$10.11

In 2009, the Company adopted new guidance that provides that unvested share-based payment awards containing nonforfeitable rights to dividends be treated as participating securities and included in the computation of earnings per share under the two- class method. The implementation of this guidance did not have a material impact on the earnings per share amounts of the Company for 2008, and, therefore, the Company adopted the guidance prospectively.

The 2010, 2009 and 2008 diluted earnings per share amounts exclude the effects of 30,225, 74,569 and 29,875 stock options outstanding, respectively, as their inclusion would be antidilutive.

M.	PENSIONS AND OTHER POSTRETIREMENT PLANS

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

In connection with the Newsweek sale in 2010, the Company recorded $5.3 million in special termination benefits expense and $2.4 million in prior service cost expense; these amounts are included in discontinued operations.

In November 2008, Newsweek offered a Voluntary Retirement Incentive Program to certain employees, and 44 employees accepted the offer in the first quarter of 2009. Early retirement program expense of $6.6 million was recorded in 2009 and is included in discontinued operations. Newsweek offered a Voluntary Retirement Incentive Program to certain employees in the first quarter of 2008, and 117 employees accepted the offer. The early retirement program expense in 2008 totaled $28.3 million and is included in discontinued operations. The early retirement program expense for these programs is funded mostly from the assets of the Company’s pension plans.

The Company offered a Voluntary Retirement Incentive Program to certain employees of The Washington Post newspaper in the first quarter of 2009. A total of 221 employees accepted the offer, and early retirement program expense of $56.8 million was recorded in the second quarter of 2009, funded mostly from the assets of the Company’s pension plans. In the third quarter of 2009, the Company offered a Voluntary Retirement Incentive Program to certain employees at Robinson Terminal Warehouse Corporation; $1.1 million in early retirement program expense was recorded in the third quarter of 2009, also funded mostly from the assets of the Company’s pension plans. In the first quarter of 2008, a Voluntary Retirement Incentive Program was also offered to certain employees of The Washington Post newspaper and the corporate office; 236 employees accepted the offer; $82.8 million in early retirement program expense was recorded in 2008, also funded mostly from the assets of the Company’s pension plans.

The following table sets forth obligation, asset and funding information for the Company’s defined benefit pension plans at January 2, 2011 and January 3, 2010:

	Pension Plans
(in thousands)	2010	2009
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,031,371	$1,007,277
Service cost	26,976	29,214
Interest cost	60,329	56,994
Amendments	5,295	64,541
Actuarial loss (gain)	53,822	(45,498)
Benefits paid and other	(64,588)	(81,157)

Benefit obligation at end of year	$1,113,205	$1,031,371

Change in Plan Assets
Fair value of assets at beginning of year	$1,440,816	$1,327,329
Actual return on plan assets	275,730	194,644
Benefits paid and other	(64,588)	(81,157)

Fair value of assets at end of year	$1,651,958	$1,440,816

Funded status	$538,753	$409,445

80    THE WASHINGTON POST COMPANY

	SERP
(in thousands)	2010	2009
Change in Benefit Obligation
Benefit obligation at beginning of year	$73,845	$69,587
Service cost	1,381	1,334
Interest cost	4,244	4,128
Actuarial loss	2,847	2,778
Benefits paid and other	(2,914)	(3,982)

Benefit obligation at end of year	$79,403	$73,845

Change in Plan Assets
Fair value of assets at beginning of year	$—	$—
Employer contributions and other	2,914	3,982
Benefits paid and other	(2,914)	(3,982)

Fair value of assets at end of year	$—	$—

Funded status	$(79,403)	$(73,845)

The accumulated benefit obligation for the Company’s pension plans at January 2, 2011 and January 3, 2010, was $1,040.5 million and $954.8 million, respectively. The accumulated benefit obligation for the Company’s SERP at January 2, 2011 and January 3, 2010, was $72.0 million and $67.8 million, respectively. The amounts recognized in the Company’s Consolidated Balance Sheets for its defined benefit pension plans at January 2, 2011 and January 3, 2010 are as follows:

	Pension Plans		SERP
(in thousands)	2010	2009	2010	2009
Noncurrent asset	$538,753	$409,445	$—	$—
Current liability	—	—	(3,601)	(3,472)
Noncurrent liability	—	—	(75,802)	(70,373)

Recognized asset (liability)	$538,753	$409,445	$(79,403)	$(73,845)

Key assumptions utilized for determining the benefit obligation at January 2, 2011 and January 3, 2010 are as follows:

	Pension Plans		SERP
	2010	2009	2010	2009
Discount rate	5.6%	6.0%	5.6%	6.0%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%

The Company made no contributions to its pension plans in 2010, 2009 and 2008, and the Company does not expect to make any contributions in 2011. The Company made contributions to its SERP of $2.9 million and $4.0 million for the years ended January 2, 2011 and January 3, 2010, respectively. As the plan is unfunded, the Company makes contributions to the SERP based on actual benefit payments.

At January 2, 2011, future estimated benefit payments, excluding charges for early retirement programs, are as follows:

(in millions)	Pension Plans	SERP
2011	$71.1	$3.7
2012	$67.2	$4.2
2013	$66.9	$4.4
2014	$67.4	$4.6
2015	$68.0	$4.7
2016–2020	$360.1	$27.3

The total cost (benefit) arising from the Company’s defined benefit pension plans for the years ended January 2, 2011, January 3, 2010 and December 28, 2008, including a portion included in discontinued operations, consists of the following components:

	Pension Plans
(in thousands)	2010	2009	2008
Service cost	$26,976	$29,214	$27,169
Interest cost	60,329	56,994	52,986
Expected return on assets	(95,340)	(98,780)	(104,229)
Amortization of transition asset	(29)	(42)	(42)
Amortization of prior service cost	4,201	4,505	4,633
Recognized actuarial loss (gain)	—	40	(6,168)

Net periodic benefit for the year	(3,863)	(8,069)	(25,651)
Early retirement programs expense	—	64,541	105,174
Special termination benefits	5,295	—	—
Recognition of prior service cost	2,369	—	—

Total cost for the year	$3,801	$56,472	$79,523

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Current year actuarial (gain) loss	$(126,568)	$(141,362)	$633,639
Amortization of transition asset	29	42	42
Amortization of prior service cost	(6,570)	(4,505)	(4,633)
Recognized actuarial (loss) gain	—	(40)	6,168

Total recognized in other comprehensive income (before tax effects)	$(133,109)	$(145,865)	$635,216

Total recognized in total (benefit) cost and other comprehensive income (before tax effects)	$(129,308)	$(89,393)	$714,739

	SERP
(in thousands)	2010	2009	2008
Service cost	$1,381	$1,334	$1,404
Interest cost	4,244	4,128	4,141
Amortization of prior service cost	406	446	446
Recognized actuarial loss	1,068	1,676	2,325

Net periodic cost for the year	7,099	7,584	8,316
Early retirement programs expense	—	—	5,903

Total cost for the year	$7,099	$7,584	$14,219

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income:
Current year actuarial loss	$2,656	$2,778	$7,304
Amortization of prior service cost	(406)	(446)	(446)
Recognized net actuarial loss	(877)	(1,676)	(2,325)

Total recognized in other comprehensive income (before tax effects)	$1,373	$656	$4,533

Total recognized in total cost and other comprehensive income (before tax effects)	$8,472	$8,240	$18,752

2010 FORM 10-K    81

The costs for the Company’s defined benefit pension plans are actuarially determined. Below are the key assumptions utilized to determine periodic cost for the years ended January 2, 2011, January 3, 2010 and December 28, 2008:

	Pension Plans			SERP
	2010	2009	2008	2010	2009	2008
Discount rate	6.0%	5.75%	6.0%	6.0%	5.75%	6.0%
Expected return on plan assets	6.5%	6.5%	6.5%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

At January 2, 2011 and January 3, 2010, accumulated other comprehensive income (AOCI) includes the following components of unrecognized net periodic cost for the defined benefit plans:

	Pension Plans		SERP
(in thousands)	2010	2009	2010	2009
Unrecognized actuarial (gain) loss	$(112,096)	$14,472	$18,742	$17,155
Unrecognized prior service cost	21,089	27,659	506	720
Unrecognized transition asset	—	(29)	—	—

Gross amount	(91,007)	42,102	19,248	17,875
Deferred tax liability (benefit)	36,403	(16,841)	(7,698)	(7,150)

Net amount	$(54,604)	$25,261	$11,550	$10,725

During 2011, the Company expects to recognize the following amortization components of net periodic cost for the defined benefit plans:

	2011
(in thousands)	Pension Plans	SERP
Actuarial loss recognition	$—	$1,187
Prior service cost recognition	$3,527	$238

Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. As of December 31, 2010 and December 31, 2009, the assets of the Company’s pension plans were allocated as follows:

	Pension Plan Asset Allocations
	December 31, 2010	December 31, 2009
U.S. equities	66%	74%
U.S. fixed income	19%	18%
International equities	15%	8%

Total	100%	100%

Essentially all of the assets are actively managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both of these managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval by the Plan administrator. As of December 31, 2010, the managers can invest no more than 13% of the assets in international stocks at the time the investment is made, and no less than 9% of the assets could be invested in fixed-income securities. In January 2011, the Company increased the limit on international stocks to no more than 22% of the assets at the time of the investment. None of the assets is managed internally by the Company.

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

The Company evaluated its defined benefit pension plans’ asset portfolios for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of January 2, 2011. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. Included in the assets are $161.6 million and $274.3 million of Berkshire Hathaway Class A and Class B common stock at December 31, 2010 and December 31, 2009, respectively. Approximately 52% of the Berkshire Hathaway common stock held at December 31, 2009 was sold during the first six months of 2010.

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

82    THE WASHINGTON POST COMPANY

The Company’s pension plan assets measured at fair value on a recurring basis were as follows:

(in thousands)	Level 1	Level 2	Total
At January 2, 2011:
Cash equivalents and other short-term investments	$207,929	$68,091	$276,020
Equity securities
U.S. equities	1,090,693	—	1,090,693
International equities	250,604	—	250,604
Fixed-income securities
U.S. Federal agency mortgage-backed securities	—	1,699	1,699
Corporate debt securities	—	15,854	15,854
Other fixed income	7,106	8,338	15,444

Total investments	$1,556,332	$93,982	$1,650,314

Receivables			1,644

Total			$1,651,958

At January 3, 2010:
Cash equivalents and other short-term investments	$189,986	$42,419	$232,405
Equity securities
U.S. equities	1,061,957	—	1,061,957
International equities	115,153	—	115,153
Fixed-income securities
U.S. Federal agency mortgage-backed securities	—	4,122	4,122
Corporate debt securities	—	17,270	17,270
Other fixed income	—	7,987	7,987

Total investments	$1,367,096	$71,798	$1,438,894

Cash			247
Receivables			1,675

Total			$1,440,816

Cash equivalents and other short-term investments—These investments are primarily held in U.S. Treasury securities and registered money market funds. These investments are valued using a market approach based on the quoted market prices of the security, or inputs that include quoted market prices for similar instruments, and are classified as either Level 1 or Level 2 in the valuation hierarchy.

U.S. equities—These investments are held in common and preferred stock of U.S. corporations and American Depositary Receipts (ADRs) traded on U.S. exchanges. Common and preferred shares and ADRs are traded actively on exchanges, and price quotes for these shares are readily available. These investments are classified as Level 1 in the valuation hierarchy.

International equities—These investments are held in common and preferred stock issued by non-U.S. corporations. Common and preferred shares are traded actively on exchanges, and price quotes for these shares are readily available. These investments are classified as Level 1 in the valuation hierarchy.

U.S. Federal agency mortgage-backed securities—These investments consist of fixed-income securities issued by Federal Agencies and are valued using a bid evaluation process, with bid data provided by independent pricing sources. These investments are classified as Level 2 in the valuation hierarchy.

Corporate debt securities—These investments consist of fixed-income securities issued by U.S. corporations and are valued using a bid evaluation process, with bid data provided by independent pricing sources. These investments are classified as Level 2 in the valuation hierarchy.

Other fixed income—These investments consist of fixed-income securities issued by the U.S. Treasury and in private placements and are valued using a quoted market price or bid evaluation process, with bid data provided by independent pricing sources. These investments are classified as Level 1 or Level 2 in the valuation hierarchy.

Other Postretirement Plans. The following table sets forth obligation, asset and funding information for the Company’s other postretirement plans at January 2, 2011 and January 3, 2010:

	Postretirement Plans
(in thousands)	2010	2009
Change in Benefit Obligation
Benefit obligation at beginning of year	$79,031	$75,402
Service cost	3,275	3,871
Interest cost	3,934	4,168
Amendments	(6,336)	(1,399)
Actuarial (gain) loss	(3,073)	10,564
Curtailment gain	(3,630)	(9,073)
Benefits paid, net of Medicare subsidy	(4,383)	(4,502)

Benefit obligation at end of year	$68,818	$79,031

Change in Plan Assets
Fair value of assets at beginning of year	$—	$—
Employer contributions	4,383	4,612
Benefits paid	(4,383)	(4,612)

Fair value of assets at end of year	$—	$—

Funded status	$(68,818)	$(79,031)

The amounts recognized in the Company’s Consolidated Balance Sheets for its other postretirement plans at January 2, 2011 and January 3, 2010 are as follows:

	Postretirement Plans
(in thousands)	2010	2009
Current liability	$(4,476)	$(5,359)
Noncurrent liability	(64,342)	(73,672)

Recognized liability	$(68,818)	$(79,031)

The Company recorded a curtailment gain of $8.5 million in 2010 due to the sale of Newsweek; the gain is included in discontinued operations.

In 2009, the Company made changes to the cable division’s retiree health care benefits program, resulting in a $7.7 million curtailment gain. Also in 2009, the Company eliminated life insurance benefits for new retirees on or after January 1, 2009, resulting in a $0.7 million curtailment gain.

The discount rates utilized for determining the benefit obligation at January 2, 2011 and January 3, 2010 for the postretirement plans were 4.60% and 5.25%, respectively. The assumed health care cost trend rate used in measuring the postretirement benefit obligation at January 2, 2011 was 9.5% for pre-age 65, decreasing to 5.0% in the year 2019 and thereafter. The assumed health care cost trend rate used in measuring the postretirement

2010 FORM 10-K    83

benefit obligation at January 2, 2011 was 24.2% for the post-age 65 Medicare Advantage Prescription Drug (MA-PD) plan, decreasing to 5.0% in the year 2020 and thereafter, and was 8.5% for the post-age 65 non MA-PD plan, decreasing to 5% in the year 2017 and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A change of one percentage point in the assumed health care cost trend rates would have the following effects:

(in thousands)	1% Increase	1% Decrease
Benefit obligation at end of year	$5,674	$(5,035)
Service cost plus interest cost	$714	$(616)

The Company made contributions to its postretirement benefit plans of $4.4 million and $4.6 million for the years ended January 2, 2011 and January 3, 2010, respectively. As the plans are unfunded, the Company makes contributions to its postretirement plans based on actual benefit payments.

At January 2, 2011, future estimated benefit payments are as follows:

(in millions)	Postretirement Plans
2011	$4.5
2012	$4.8
2013	$5.0
2014	$5.2
2015	$5.4
2016–2020	$28.8

The total cost arising from the Company’s postretirement plans for the years ended January 2, 2011, January 3, 2010 and December 28, 2008, including a portion included in discontinued operations, consists of the following components:

	Postretirement Plans
(in thousands)	2010	2009	2008
Service cost	$3,275	$3,871	$3,770
Interest cost	3,934	4,168	4,846
Amortization of prior service credit	(5,026)	(4,607)	(5,144)
Recognized actuarial gain	(2,032)	(3,128)	(1,485)

Net periodic cost	151	304	1,987
Curtailment gain	(8,583)	(8,353)	—

Total (benefit) cost for the year	$(8,432)	$(8,049)	$1,987

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss	$(3,073)	$10,673	$(17,158)
Current year prior service (credit) cost	(6,336)	(1,399)	2,051
Amortization of prior service credit	5,026	4,607	5,144
Recognized actuarial gain	2,032	3,128	1,485
Curtailment loss (gain)	4,953	(719)	—

Total recognized in other comprehensive income (before tax effects)	$2,602	$16,290	$(8,478)

Total recognized in net periodic (benefit) cost and other comprehensive income (before tax effects)	$(5,830)	$8,241	$(6,491)

The costs for the Company’s postretirement plans are actuarially determined. The discount rates utilized to determine periodic cost for the years ended January 2, 2011, January 3, 2010 and December 28, 2008 were 5.25%, 5.75% and 5.80%, respectively.

At January 2, 2011 and January 3, 2010, accumulated other comprehensive income (AOCI) included the following components of unrecognized net periodic benefit for the postretirement plans, respectively:

(in thousands)	January 2, 2011	January 3, 2010
Unrecognized actuarial gain	$(17,376)	$(16,336)
Unrecognized prior service credit	(37,386)	(41,028)

Gross amount	(54,762)	(57,364)
Deferred tax liability	21,905	22,946

Net amount	$(32,857)	$(34,418)

During 2011, the Company expects to recognize the following amortization components of net periodic cost for the postretirement plans:

(in thousands)	2011
Actuarial gain recognition	$(1,921)
Prior service credit recognition	$(5,650)

Multiemployer Pension Plans. Contributions to multiemployer pension plans, which are generally based on hours worked, amounted to $1.0 million in 2010, $1.1 million in 2009 and $1.2 million in 2008.

In recent years, The Washington Post newspaper has contributed to multiemployer pension plans on behalf of three union-represented employee groups: the CWA-ITU Negotiated Pension Plan on behalf of Post mailers, helpers and utility mailers; the IAM National Pension Fund on behalf of Post machinists; and the Central Pension Fund of the International Union of Operating Engineers on behalf of Post engineers, carpenters and painters. Contributions are made in accordance with the relevant collective bargaining agreements and are generally based on straight-time hours.

The Post has negotiated in collective bargaining the contractual right to withdraw from two of these plans; the right to withdraw from the CWA-ITU Negotiated Pension Plan (the Plan) was the subject of contract negotiations that reached an impasse. In July 2010, the Post notified the union and the Plan of its unilateral withdrawal from the Plan, effective November 30, 2010. In connection with this action, The Washington Post recorded a $20.4 million charge based on an estimate of the withdrawal liability. Payment of the actual withdrawal liability will relieve the Post of further liability to the Plan absent certain circumstances prescribed by law.

Savings Plans. The Company recorded expense associated with retirement benefits provided under incentive savings plans (primarily 401(k) plans) of approximately $19.1 million in 2010, $19.9 million in 2009 and $20.2 million in 2008.

N.	LEASES AND OTHER COMMITMENTS

The Company leases real property under operating agreements. Many of the leases contain renewal options and escalation clauses that require payments of additional rent to the extent of increases in the related operating costs.

84    THE WASHINGTON POST COMPANY

At January 2, 2011, future minimum rental payments under noncancelable operating leases approximate the following:

(in thousands)
2011	$129,958
2012	116,644
2013	98,768
2014	82,966
2015	65,585
Thereafter	274,504

$768,425

Minimum payments have not been reduced by minimum sublease rentals of $0.5 million due in the future under noncancelable subleases.

Rent expense under operating leases included in operating costs was approximately $134.0 million, $131.7 million and $122.9 million in 2010, 2009 and 2008, respectively. Sublease income was approximately $0.2 million, $0.7 million and $0.7 million in 2010, 2009 and 2008, respectively.

The Company’s broadcast subsidiaries are parties to certain agreements that commit them to purchase programming to be produced in future years. At January 2, 2011, such commitments amounted to approximately $42.2 million. If such programs are not produced, the Company’s commitment would expire without obligation.

O.	OTHER NON-OPERATING INCOME (EXPENSE)

A summary of non-operating income (expense) for the years ended January 2, 2011, January 3, 2010 and December 28, 2008 follows:

(in millions)	2010	2009	2008
Foreign currency gains (losses), net	$6.7	$16.9	$(46.3)
Impairment write-downs on cost method investments	—	(3.8)	(2.9)
Gain on sales of marketable equity securities	—	—	47.3
Other gains (losses)	2.0	0.1	(0.3)

Total	$8.7	$13.2	$(2.2)

A large part of the Company’s non-operating income (expense) is from unrealized foreign currency gains or losses arising from the translation of British pound and Australian dollar denominated intercompany loans into U.S. dollars.

P.	CONTINGENCIES AND LOSSES

Litigation and Legal Matters. A purported class action complaint was filed against the Company, Donald E. Graham and Hal S. Jones on October 28, 2010, in the U.S. District Court for the District of Columbia, by the Plumbers Local #200 Pension Fund. The complaint alleges that the Company and certain of its officers made materially false and misleading statements, or failed to disclose material facts relating to KHE, in violation of the U.S. Federal securities laws. The complaint seeks damages, attorneys’ fees, costs and equitable/injunctive relief. Based on an initial review of this complaint, the Company believes the complaint is without merit and intends to vigorously defend against it.

Kaplan, Inc., a subsidiary of the Company, is a party to a previously disclosed class action antitrust lawsuit filed on April 29, 2005, by purchasers of BAR/BRI bar review courses from fall 1997 through July 2006, in the U.S. District Court for the Central District of California. The court approved a settlement of the case on July 9, 2007, and the U.S. Court of Appeals for the Ninth Circuit affirmed the approval of the settlement on April 23, 2009. Though the Ninth Circuit vacated the district court’s award of attorney’s fees to class counsel and counsel to various objectors to the settlement, and remanded to the U.S. District Court to consider the attorney’s fees issue anew, and though that issue continues to be litigated, the attorney’s fees award will be paid from the escrowed settlement funds so Kaplan does not anticipate that it will be affected by the ultimate determination of the attorney’s fees issue.

On February 6, 2008, Kaplan was served with another purported class action lawsuit in the U.S. District Court for the Central District of California alleging claims substantially similar to those alleged in the previously settled lawsuit but on behalf of a putative class that included all persons who purchased a bar review course from BAR/BRI in the United States after the July 2006 cut-off for class membership in the prior action. West Publishing Corporation, which owns BAR/BRI, is a co-defendant. On April 15, 2008, the court granted defendants’ motion to dismiss. On May 20, 2008, the plaintiffs filed an appeal to the U.S. Court of Appeals for the Ninth Circuit. On October 18, 2010, the parties entered into a stipulation and settlement agreement, which requires court approval to become effective. In December 2010, the U.S. Court of Appeals for the Ninth Circuit remanded the case to the District Court to consider approval of the settlement.

Several Kaplan subsidiaries are also subject to four unsealed complaints that include, among other allegations, claims under the U.S. Federal False Claims Act (31U.S.C. § 3729, et seq.) relating to eligibility for Title IV funding. The U.S. Government declined to intervene in all four cases, which are captioned:

United States of America ex rel. Carlos Urquilla-Diaz et al. v. Kaplan University et al. (unsealed March 25, 2008); United States of America ex rel. Jorge Torres v. Kaplan Higher Education Corp. (unsealed April 7, 2008); United States of America ex rel. Victoria Gatsiopoulos et al. v. ICM School of Business & Medical Careers et al. (unsealed September 2, 2008); and United States of America ex rel. Charles Jajdelski v. Kaplan Higher Education Corp. et al. (unsealed January 6, 2009).

The Diaz, Torres and Gatsiopoulos cases have been transferred to the U.S. District Court for the Southern District of Florida, where motions to dismiss have been filed in each case and await decision by the court. On December 22, 2010, the Court in the Southern District of Florida granted in part the motion to dismiss in the Gatsiopoulos case, with leave to file an amended pleading. The Court has not rendered decisions as to the other pending motions to dismiss. The Jajdelski case is pending in the U.S. District Court for the District of Nevada, where a motion to dismiss was filed and awaits decision by the court. The Company will continue to vigorously defend each of these actions.

On October 21, 2010, KHE received a subpoena from the office of the Florida Attorney General. The subpoena sought information

2010 FORM 10-K    85

pertaining to the online and on-campus schools operated by KHE in and outside of Florida. KHE has been in discussions with the Florida Attorney General regarding the subpoena, for the purpose of determining which information would be responsive to the inquiry, as well as a reasonable timeframe for that information to be provided. KHE expects these discussions to continue and will continue to provide responsive information in 2011. KHE also may receive further requests for information from the Florida Attorney General.

On December 21, 2010, the U.S. Equal Employment Opportunities Commission filed suit against KHE alleging racial bias by Kaplan in requesting credit scores of job applicants seeking financial positions. The Company will vigorously defend this action.

On February 7, 2011, KHE received a Civil Investigative Demand from the Office of the Attorney General of the State of Illinois. The demand primarily seeks information pertaining to Kaplan University online students who are residents of the State of Illinois. KHE is currently reviewing the demand and intends to cooperate with the inquiry.

The Company and its subsidiaries are also subject to administrative proceedings and are defendants in various other civil lawsuits that have arisen in the ordinary course of their businesses, including contract disputes; actions alleging negligence, libel, invasion of privacy, trademark, copyright and patent infringement; False Claims Act violations; violations of applicable wage and hour laws; and claims involving current and former students and employees. While it is not possible to predict the outcomes of these lawsuits, in the opinion of management, their ultimate dispositions should not have a material adverse effect on the Company’s business or financial condition.

Student Financial Aid. The Company’s education division derives the majority of its net revenues from financial aid received by its students under Title IV programs administered by the DOE pursuant to the U.S. Federal Higher Education Act of 1965 (HEA), as amended. To maintain eligibility to participate in Title IV programs, the Company must comply with extensive statutory and regulatory requirements relating to its financial aid management, educational programs, financial strength, administrative capability, compensation practices, facilities, recruiting practices and various other matters. Among other things, the school must be licensed or otherwise legally authorized to offer postsecondary educational programs by the appropriate governmental body in the state or states in which it is physically located, be accredited by an accrediting agency recognized by the DOE and be certified to participate in the Title IV programs by the DOE. Schools are required periodically to apply for renewal of their authorization, accreditation or certification with the applicable state governmental bodies, accrediting agencies and the DOE. In accordance with DOE regulations, some KHE schools are combined into groups of two or more schools for the purpose of determining compliance with certain Title IV requirements, and each such group is assigned its own identification number, known as an OPEID number. As a result, the schools in KHE have a total of 33 OPEID numbers. Failure to comply with the requirements of HEA or the Regulations could result in the restriction or loss of the ability to participate in Title IV programs and subject the Company to financial penalties and refunds.

DOE regulations require schools participating in Title IV programs to calculate correctly and return on a timely basis unearned Title IV funds disbursed to students who withdraw from a program of study prior to completion. Failure to comply with these regulations could result in a requirement that the school post a letter of credit in an amount equal to 25% of its prior-year returns of Title IV program funds, or subject it to monetary liabilities, fines or other sanctions. Six of the KHE reporting units currently have letters of credit outstanding to the DOE as a result of this requirement, with a collective total face value of approximately $3.3 million.

Financial aid and assistance programs are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations in the United States govern all of the government financial assistance programs in which students participate.

For the years ended January 2, 2011, January 3, 2010, and December 28, 2008, approximately $1,460 million, $1,283 million and $904 million, respectively, of the Company’s education division revenue was derived from financial aid received by students under Title IV programs. Management believes that the Company’s education division schools that participate in Title IV programs are in material compliance with standards set forth in the HEA and the Regulations.

DOE Program Reviews. From 2007 through 2010, the DOE undertook Program Reviews at four of KHE’s campus locations and at Kaplan University. The DOE also undertook or announced Program Reviews at two of KHE’s campus locations in early 2011. The DOE has issued a final report with respect to one of the campus locations with no action taken. No final reports with respect to the other reviews have been issued. Therefore, the results of these reviews and their impact on Kaplan’s operations is uncertain.

On or about January 17, 2008, an Assistant U.S. Attorney in the Civil Division of the U.S. Attorney’s Office for the Eastern District of Pennsylvania contacted KHE’s CHI-Broomall campus and made inquiries about the Surgical Technology program, including the program’s eligibility for Title IV federal financial aid, the program’s student loan defaults, licensing and accreditation. Kaplan responded to the information requests and is fully cooperating with the inquiry. The U.S. Attorney has expressed concerns about the program’s historical sufficiency of externship sites, but has not concluded its inquiry. The DOE is also conducting a Program Review at the CHI-Broomall campus. CHI-Broomall and Kaplan have responded to a preliminary report issued by the DOE, have responded to a February 12, 2010, request by the DOE for additional information and are fully cooperating with its Program Review. Kaplan has not received a final Program Review report from the DOE. The U.S. Attorney’s Office has informed KHE that it may make further information requests upon the completion of the DOE Program Review. At this time, the Company cannot predict the ultimate impact the DOE Program Review or U.S. Attorney’s inquiry may have on Kaplan.

Other. In September 2010, KHE received a report from one of its accreditors, ACCSC, regarding its Riverside campus, which requested that KHE provide ACCSC with detailed information about how KHE schools intend to maintain compliance with U.S. Federal

86    THE WASHINGTON POST COMPANY

regulations. KHE has responded to ACCSC’s request and at this time cannot predict if ACCSC will request additional information or take additional action. ACCSC accredits 32 Kaplan campuses.

Q.	FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in millions)	Fair Value	Level 1	Level 2
At January 2, 2011:
Assets:
Money market investments(1)	$308.9	$—	$308.9
Marketable equity securities(2)	340.9	340.9	—
Other current investments(3)	32.8	11.8	21.0

Total financial assets	$682.6	$352.7	$329.9

Liabilities:
Deferred compensation plan liabilities(4)	$69.2	$—	$69.2
7.25% unsecured notes(5)	457.2	—	457.2

Total financial liabilities	$526.4	$—	$526.4

At January 3, 2010:
Assets:
Money market investments(1)	$327.8	$—	$327.8
Marketable equity securities(2)	353.9	353.9	—
Other current investments(3)	31.1	30.4	0.7

Total financial assets	$712.8	$384.3	$328.5

Liabilities:
Deferred compensation plan liabilities(4)	$66.6	$—	$66.6
7.25% unsecured notes(5)	443.1	—	443.1

Total financial liabilities	$509.7	$—	$509.7

(1)	The Company’s money market investments are included in cash and cash equivalents.

(2)	The Company’s investments in marketable equity securities are classified as available-for-sale.

(3)	Includes U.S. Government Securities, corporate bonds, mutual funds and time deposits (with original maturities greater than 90 days, but less than one year).

(4)

Includes The Washington Post Company Deferred Compensation Plan and supplemental savings plan benefits under The Washington Post Company Supplemental Executive Retirement Plan, which are included in accrued compensation and related benefits.

(5)	See Note J for the carrying amount of these notes.

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

R.	BUSINESS SEGMENTS

Through its subsidiary Kaplan, Inc., the Company provides educational services for individuals, schools and businesses. The Company also operates principally in three areas of the media business: cable television, newspaper publishing and television broadcasting.

Education products and services are provided by Kaplan, Inc. KHE includes Kaplan’s postsecondary education businesses, made up of fixed-facility colleges as well as online postsecondary and career programs. Test Preparation includes Kaplan’s standardized test preparation and tutoring offerings, as well as the professional domestic training business, K12 and other businesses. Kaplan International includes professional training and postsecondary education businesses outside the United States, as well as English-language programs. Kaplan Ventures is made up of a number of businesses in various states of development that are managed separately from the other education businesses.

In the first quarter of 2010, Kaplan made several minor changes to its operating and reporting structure: Kaplan Compliance Solutions was moved from Kaplan Ventures to Test Preparation; Kaplan Continuing Education was moved from Test Preparation to Kaplan Ventures; and Colloquy (a business that provides online services to non-profit higher education institutions) was moved from KHE to Kaplan Ventures. Segment operating results of the education division for fiscal years ended 2009 and 2008 have been restated to reflect these changes. Kaplan’s organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but are not limited to, customers, the nature of products and services and use of resources. The business segments disclosed in the Consolidated Financial Statements are based on this organizational structure and information reviewed by the Company’s management to evaluate the business segment results.

In 2010, the Company discontinued certain offerings of the K12 business and recorded $7.8 million in related closure costs. In the fourth quarter of 2009, a $4.6 million charge was recorded for product development and other write-downs at the K12 business. Also in 2010, Kaplan Test Preparation announced a plan to reorganize its business consistent with the migration of students to Kaplan’s online and hybrid test preparation offerings. In conjunction with this plan, Kaplan Test Preparation began to reduce the number of leased test preparation centers and incurred $10.4 million in costs, mostly comprised of charges related to early lease termination and property, plant and equipment write-downs. The plan is

2010 FORM 10-K    87

expected to be largely completed by the end of 2011, and the Company estimates that an additional $10.0 million in costs will be incurred. Also in 2010, KHE recorded $9.3 million in severance costs associated with a workforce reduction. In the fourth quarter of 2010, certain Kaplan operations moved to the former Newsweek headquarters facility. In connection with this move, $11.5 million in lease termination and other charges were recorded by the Company’s corporate office.

In March 2009, the Company approved a plan to close its Score tutoring centers. The Company recorded charges of $24.9 million in asset write-downs, lease terminations, severance and accelerated depreciation of fixed assets in the first half of 2009.

Restructuring-related expenses of $8.3 million and $11.0 million were recorded in 2009 and 2008, respectively, at Kaplan’s professional domestic training business (part of Test Preparation division).

In the third quarter of 2009, KHE modified its method of recognizing revenue ratably over the period of instruction as services are delivered to students from a weekly convention to a daily convention, on a prospective basis. If KHE’s revenue recognition convention had been on a daily convention in prior periods, revenues and operating income in the first quarter of 2009 would have increased by $7.0 million and $6.5 million, respectively, and revenues and operating income in the fourth quarter of 2008 would have decreased by $7.8 million and $7.3 million, respectively. The Company concluded that the impact of this change was not material to the Company’s financial position or results of operations for 2009 and 2008 and the related interim periods, based on its consideration of quantitative and qualitative factors.

Cable television operations consist of cable systems offering video, Internet, phone and other services to subscribers in midwestern, western and southern states. The principal source of revenue is monthly subscription fees charged for services.

Newspaper publishing includes the publication of newspapers in the Washington, DC, area and Everett, WA; newsprint ware- housing; and the Company’s electronic media publishing business (primarily washingtonpost.com and Slate). Revenues from newspaper publishing operations are derived from advertising and, to a lesser extent, from circulation.

Television broadcasting operations are conducted through six VHF television stations serving the Detroit, Houston, Miami, San Antonio, Orlando and Jacksonville television markets. All stations are network- affiliated (except for WJXT in Jacksonville), with revenues derived primarily from sales of advertising time.

Other businesses include the operating results of Avenue100 Media Solutions and other small businesses. Previously, these businesses were combined with the Corporate office in the Other businesses and corporate office division. Segment operating results are now reported separately for Other businesses and Corporate office and results for fiscal years 2009 and 2008 have been restated to reflect these changes.

Corporate office includes the expenses of the Company’s corporate office and the pension credit previously reported in the magazine publishing division.

Due to the sale of Newsweek, the magazine publishing division is no longer included as a separate segment as its results have been reclassified to discontinued operations. Newsweek employees were participants in The Washington Post Company Retirement Plan, and Newsweek was historically allocated a net pension credit for segment reporting purposes. Since the associated pension assets and liabilities were retained by the Company, the associated credit has been excluded from the reclassification of Newsweek results to discontinued operations. Pension cost arising from early retirement programs at Newsweek, however, is included in discontinued operations. The net pension credit of $35.4 million, $34.6 million and $41.7 million is included with operating results for the Corporate office for the fiscal years 2010, 2009 and 2008, respectively.

The Company’s foreign revenues in 2010, 2009 and 2008 totaled approximately $540 million, $505 million and $528 million, respectively, principally from Kaplan’s foreign operations. The Company’s long-lived assets in foreign countries (excluding goodwill and other intangible assets), principally in the United Kingdom, totaled approximately $57 million at January 2, 2011, and $58 million at January 3, 2010.

In computing income from operations by segment, the effects of equity in losses of affiliates, interest income, interest expense, other non-operating income and expense items and income taxes are not included.

Identifiable assets by segment are those assets used in the Company’s operations in each business segment. Investments in marketable equity securities are discussed in Note F.

88    THE WASHINGTON POST COMPANY

Company information broken down by operating segment and education division:

	Fiscal Year Ended
(in thousands)	2010	2009	2008
Operating revenues
Education	$2,901,811	$2,636,638	$2,331,580
Cable television	759,884	750,409	719,070
Newspaper publishing	680,373	679,282	801,265
Television broadcasting	342,164	272,651	325,146
Other businesses	46,395	53,921	39,411
Corporate office	—	—	—
Intersegment elimination	(7,054)	(6,385)	(4,757)

	$4,723,573	$4,386,516	$4,211,715

Income (loss) from operations
Education	$330,903	$194,761	$206,302
Cable television	163,945	169,051	162,202
Newspaper publishing	(9,826)	(163,549)	(192,739)
Television broadcasting	121,348	70,506	123,495
Other businesses	(34,966)	(61)	(69,835)
Corporate office	(24,572)	(12,829)	2,495

	$546,832	$257,879	$231,920

Equity in losses of affiliates	(4,133)	(29,421)	(7,837)
Interest expense, net	(27,927)	(28,968)	(18,986)
Other, net	8,652	13,197	(2,189)

Income from continuing operations, before income taxes	$523,424	$212,687	$202,908

Depreciation of property, plant and equipment
Education	$78,461	$81,478	$67,329
Cable television	124,834	124,207	121,310
Newspaper publishing	30,341	72,870	64,983
Television broadcasting	12,720	12,299	9,400
Other businesses	270	151	54
Corporate office	1,159	679	478

	$247,785	$291,684	$263,554

Amortization of intangible assets
Education	$21,855	$22,223	$15,472
Cable television	327	310	307
Newspaper publishing	1,223	1,010	625
Television broadcasting	—	—	—
Other businesses	3,786	3,099	6,121
Corporate office	—	—	—

	$27,191	$26,642	$22,525

Impairment of goodwill and other long-lived assets
Education	$—	$25,387	$—
Cable television	—	—	—
Newspaper publishing	—	—	65,772
Television broadcasting	—	—	—
Other businesses	27,477	—	69,667
Corporate office	—	—	—

	$27,477	$25,387	$135,439

Net pension (expense) credit
Education	$(5,707)	$(5,414)	$(4,255)
Cable television	(1,919)	(1,851)	(1,534)
Newspaper publishing[1]	(42,287)	(75,925)	(87,962)
Television broadcasting	(1,113)	(418)	1,041
Other businesses	(65)	(82)	(67)
Corporate office	34,599	33,836	39,827

	$(16,492)	$(49,854)	$(52,950)

Capital expenditures
Education	$114,890	$106,337	$99,291
Cable television	109,579	84,027	114,176
Newspaper publishing	10,590	18,856	28,428
Television broadcasting	6,675	13,559	40,729
Other businesses	463	926	1,624
Corporate office	—	—	—

	$242,197	$223,705	$284,248

Identifiable assets
Education	$2,197,277	$2,188,328	$2,080,037
Cable television	1,141,427	1,164,209	1,204,373
Newspaper publishing	206,305	207,234	383,849
Television broadcasting	436,289	433,705	412,129
Other businesses	30,038	54,418	57,092
Corporate office	774,484	729,706	611,198

	$4,785,820	$4,777,600	$4,748,678

Investments in marketable equity securities	340,910	353,884	333,319
Investments in affiliates	31,637	54,722	76,437

Total Assets	$5,158,367	$5,186,206	$5,158,434

[1]	Includes a $20.4 million charge in 2010 related to the withdrawal from a multiemployer pension plan.

2010 FORM 10-K    89

The Company’s education division comprises the following operating segments:

	Fiscal Year Ended
(in thousands)	2010	2009	2008
Operating revenues
Higher education	$1,789,038	$1,539,196	$1,160,063
Test preparation[1]	415,678	442,136	511,665
Kaplan international	585,924	537,238	545,070
Kaplan ventures[2]	114,029	126,418	121,664
Kaplan corporate and other	5,537	2,436	1,450
Intersegment elimination	(8,395)	(10,786)	(8,332)

	$2,901,811	$2,636,638	$2,331,580

Income (loss) from operations
Higher education	$396,193	$279,765	$174,707
Test preparation[1]	(24,044)	(20,895)	31,313
Kaplan international	56,152	53,772	59,957
Kaplan ventures[2]	(30,723)	(16,421)	(2,924)
Kaplan corporate and other	(66,441)	(101,770)	(56,527)
Intersegment elimination	(234)	310	(224)

	$330,903	$194,761	$206,302

Depreciation of property, plant and equipment
Higher education	$40,061	$37,843	$30,637
Test preparation	17,077	23,462	17,407
Kaplan international	12,839	11,438	11,282
Kaplan ventures	4,633	4,435	3,850
Kaplan corporate and other	3,851	4,300	4,153

	$78,461	$81,478	$67,329

Amortization of intangible assets	$21,855	$22,223	$15,472
Impairment of goodwill and other long-lived assets	$—	$25,387	$—
Kaplan stock-based incentive compensation (credit) expense	$(1,179)	$933	$(7,829)
Capital expenditures
Higher education	$57,438	$66,808	$46,739
Test preparation	34,448	19,610	29,087
Kaplan international	14,163	13,900	14,767
Kaplan ventures	3,732	4,378	3,776
Kaplan corporate and other	5,109	1,641	4,922

	$114,890	$106,337	$99,291

Identifiable assets
Higher education	$940,727	$920,039	$675,783
Test preparation	433,975	393,399	420,020
Kaplan international	675,122	671,306	652,838
Kaplan ventures	127,740	143,399	255,917
Kaplan corporate and other	19,713	60,185	75,479

	$2,197,277	$2,188,328	$2,080,037

[1]	Test preparation amounts include revenues and operating losses from Score as follows (in thousands):

	Revenue	Operating Loss
2010	$—	$—
2009	$8,557	$(36,787)
2008	$28,672	$(13,278)

[2]	Kaplan Ventures amounts include revenues and operating income from Education Connection as follows (in thousands):

	Revenue	Operating Income
2010	$10,945	$1,721
2009	$29,242	$3,619
2008	$19,998	$3,729

90    THE WASHINGTON POST COMPANY

[THIS PAGE INTENTIONALLY LEFT BLANK]

2010 FORM 10-K    91

S.	SUMMARY OF QUARTERLY OPERATING RESULTS AND COMPREHENSIVE INCOME (UNAUDITED)

Quarterly results of operations and comprehensive income for the years ended January 2, 2011 and January 3, 2010 are as follows:

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010 Quarterly Operating Results
Operating Revenues
Education	$711,382	$747,323	$743,319	$699,787
Advertising	184,182	207,241	200,532	241,650
Circulation and subscriber	213,454	215,995	213,377	214,464
Other	33,013	31,253	32,495	34,106

	1,142,031	1,201,812	1,189,723	1,190,007

Operating Costs and Expenses
Operating	469,624	473,480	476,918	499,508
Selling, general and administrative	501,190	496,106	487,183	470,279
Depreciation of property, plant and equipment	61,598	61,133	61,049	64,005
Amortization of intangible assets	6,516	7,604	6,521	6,550
Impairment of goodwill and other long-lived assets	—	—	27,477	—

	1,038,928	1,038,323	1,059,148	1,040,342

Income from Operations	103,103	163,489	130,575	149,665
Equity in (losses) earnings of affiliates, net	(8,109)	2,027	2,140	(191)
Interest income	326	599	600	1,051
Interest expense	(7,579)	(7,598)	(7,633)	(7,693)
Other (expense) income, net	(3,321)	(5,170)	12,486	4,657

Income from Continuing Operations Before Income Taxes	84,420	153,347	138,168	147,489
Provision for Income Taxes	32,400	58,900	56,800	68,500

Income from Continuing Operations	52,020	94,447	81,368	78,989
Loss from Discontinued Operations, Net of Tax	(6,192)	(2,320)	(20,292)	—

Net Income	45,828	92,127	61,076	78,989
Net Loss (Income) Attributable to Noncontrolling Interests	12	8	76	(2)

Net Income Attributable to The Washington Post Company	45,840	92,135	61,152	78,987
Redeemable Preferred Stock Dividends	(461)	(231)	(230)	—

Net Income Available for The Washington Post Company common stockholders	$45,379	$91,904	$60,922	$78,987

Amounts Attributable to The Washington Post Company Common Stockholders:
Income from continuing operations	$51,571	$94,224	$81,214	$78,987
Loss from discontinued operations, net of tax	(6,192)	(2,320)	(20,292)	—

Net income available for The Washington Post Company common stockholders	$45,379	$91,904	$60,922	$78,987

Per Share Information Attributable to The Washington Post Company Common Stockholders:
Basic income per common share from continuing operations	$5.58	$10.25	$9.13	$9.42
Basic loss per common share from discontinued operations	(0.67)	(0.25)	(2.28)	—

Basic net income per common share	$4.91	$10.00	$6.85	$9.42
Diluted income per common share from continuing operations	$5.58	$10.25	$9.12	$9.42
Diluted loss per common share from discontinued operations	(0.67)	(0.25)	(2.28)	—

Diluted net income per common share	$4.91	$10.00	$6.84	$9.42
Basic average number of common shares outstanding	9,175	9,126	8,839	8,336
Diluted average number of common shares outstanding	9,241	9,193	8,904	8,385
2010 Quarterly comprehensive income	$91,370	$33,291	$83,421	$147,552

The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Operations due to rounding.

92    THE WASHINGTON POST COMPANY

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009 Quarterly Operating Results
Operating Revenues
Education	$593,530	$649,323	$684,516	$709,269
Advertising	177,479	191,904	179,804	228,971
Circulation and subscriber	209,030	209,624	211,773	215,421
Other	28,261	32,328	32,701	32,582

	1,008,300	1,083,179	1,108,794	1,186,243

Operating Costs and Expenses
Operating	459,175	478,420	461,867	469,285
Selling, general and administrative	456,339	495,201	471,249	493,388
Depreciation of property, plant and equipment	77,168	82,914	68,897	62,705
Amortization of intangible assets	6,648	7,191	6,767	6,036
Impairment of goodwill and other long-lived assets	—	—	25,387	—

	999,330	1,063,726	1,034,167	1,031,414

Income from Operations	8,970	19,453	74,627	154,829
Equity in losses of affiliates, net	(762)	(206)	(27,192)	(1,261)
Interest income	808	475	555	759
Interest expense	(7,880)	(7,701)	(7,533)	(8,451)
Other (expense) income, net	(4,043)	19,719	103	(2,582)

(Loss) Income from Continuing Operations Before Income Taxes	(2,907)	31,740	40,560	143,294
(Benefit) Provision for Income Taxes	(1,000)	11,400	14,600	51,400

(Loss) Income from Continuing Operations	(1,907)	20,340	25,960	91,894
Loss from Discontinued Operations, Net of Tax	(17,576)	(8,972)	(8,894)	(9,645)

Net (Loss) Income	(19,483)	11,368	17,066	82,249
Net Loss (Income) Attributable to Noncontrolling Interests	788	1,106	214	(534)

Net (Loss) Income Attributable to The Washington Post Company	(18,695)	12,474	17,280	81,715
Redeemable Preferred Stock Dividends	(473)	(225)	(230)	—

Net (Loss) Income Available for The Washington Post Company common stockholders	$(19,168)	$12,249	$17,050	$81,715

Amounts Attributable to The Washington Post Company Common Stockholders:
(Loss) income from continuing operations	$(1,592)	$21,221	$25,944	$91,360
Loss from discontinued operations, net of tax	(17,576)	(8,972)	(8,894)	(9,645)

Net (loss) income available for The Washington Post Company common stockholders	$(19,168)	$12,249	$17,050	$81,715

Per Share Information Attributable to The Washington Post Company Common Stockholders:
Basic (loss) income per common share from continuing operations	$(0.16)	$2.25	$2.76	$9.74
Basic loss per common share from discontinued operations	(1.88)	(0.95)	(0.95)	(1.03)

Basic net (loss) income per common share	$(2.04)	$1.30	$1.81	$8.71
Diluted (loss) income per common share from continuing operations	$(0.16)	$2.25	$2.76	$9.74
Diluted loss per common share from discontinued operations	(1.88)	(0.95)	(0.95)	(1.03)

Diluted net (loss) income per common share	$(2.04)	$1.30	$1.81	$8.71
Basic average number of common shares outstanding	9,339	9,340	9,340	9,311
Diluted average number of common shares outstanding	9,339	9,400	9,401	9,372
2009 Quarterly comprehensive (loss) income	$(12,580)	$23,835	$52,628	$144,083

The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Operations due to rounding.

2010 FORM 10-K    93

Quarterly impact from certain items in 2010 (after-tax and diluted EPS amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Charge of $12.7 million in connection with the withdrawal from a multiemployer pension plan at The Washington Post ($11.0 million and $1.6 million in the second and third quarters, respectively)		$(1.19)	$(0.18)
Goodwill and other long-lived assets impairment charge of $26.3 million at the Company’s online lead generation business, included in other businesses			$(2.96)
Charges of $19.3 million in connection with severance and restructuring				$(2.31)
Gains, net, of $4.2 million for non-operating unrealized foreign currency gains (losses) on intercompany loans ($2.2 million loss, $2.3 million loss, $7.5 million gain and $1.2 million gain in the first, second, third and fourth quarters, respectively)	$(0.23)	$(0.25)	$0.84	$0.14

Quarterly impact from certain items in 2009 (after-tax and diluted EPS amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Charges of $35.9 million related to early retirement program expense at the newspaper publishing division ($35.2 million and $0.7 million in the second and third quarters, respectively)		$(3.77)	$(0.05)
Charges of $20.6 million in connection with the restructuring of Kaplan’s Score and Test Preparation operations ($10.5 million, $ 9.4 million, $0.6 million and $0.1 million in the first, second, third and fourth quarters, respectively)	$(1.12)	$(1.01)	$(0.05)	$(0.01)
Charges of $21.0 million for accelerated depreciation related to the closing of The Washington Post’s College Park, MD, plant and the consolidation of operations at The Washington Post newspaper ($8.3 million, $8.8 million and $3.8 million in the first, second and third quarters, respectively)	$(0.89)	$(0.95)	$(0.40)
Goodwill, intangible assets and other impairment charges of $18.8 million related to Kaplan Ventures			$(2.00)
Impairment charges of $18.8 million at two of the Company’s affiliates			$(2.00)
Gains, net, of $10.3 million for non-operating unrealized foreign currency gains (losses) on intercompany loans ($0.9 million loss, $12.3 million gain and $0.9 million loss in the first, second and fourth quarters, respectively)	$(0.09)	$1.31		$(0.10)

94    THE WASHINGTON POST COMPANY

[THIS PAGE INTENTIONALLY LEFT BLANK]

2010 FORM 10-K    95

THE WASHINGTON POST COMPANY

TEN-YEAR SUMMARY OF SELECTED HISTORICAL FINANCIAL DATA

See Notes to Consolidated Financial Statements for the summary of significant accounting policies and additional information relative to the years 2008–2010 and refer to Note C for discussion of discontinued operations. Operating results prior to 2002 include amortization of goodwill and certain other intangible assets that are no longer amortized under GAAP.

(in thousands, except per share amounts)	2010	2009	2008
Results of Operations
Operating revenues	$4,723,573	$4,386,516	$4,211,715
Income from operations	546,832	257,879	231,920
Income from continuing operations	306,824	136,287	96,308
Net income available for The Washington Post Company common stockholders	277,192	91,846	64,776

Per Share Amounts
Basic earnings per common share attributable to The Washington Post Company common stockholders:
Income from continuing operations	$34.28	$14.58	$10.13
Net income	31.06	9.78	6.89
Diluted earnings per common share attributable to The Washington Post Company common stockholders:
Income from continuing operations	$34.26	$14.58	$10.11
Net income	31.04	9.78	6.87
Weighted average shares outstanding:
Basic	8,869	9,332	9,408
Diluted	8,931	9,392	9,430
Cash dividends per common share	$9.00	$8.60	$8.60
The Washington Post Company common shareholders’ equity per common share	$343.47	$317.21	$305.12

Financial Position
Working capital	$353,621	$398,481	$257,292
Total assets	5,158,367	5,186,206	5,158,434
Long-term debt	396,650	396,236	400,003
The Washington Post Company common shareholders’ equity	2,814,364	2,939,550	2,857,540

Impact from certain items included in income from continuing operations (after-tax and diluted EPS amounts):

2010

•	charge of $12.7 million ($1.38 per share) at The Washington Post in connection with the withdrawal from a multiemployer pension plan

•	goodwill and other long-lived assets impairment charge of $26.3 million ($2.96 per share) at the Company’s online lead generation business

•	charges of $19.3 million ($2.31 per share) related to severance and restructuring

•	gains, net, of $4.2 million ($0.47 per share) from non-operating unrealized foreign currency gains on intercompany loans

2009

•	charges of $35.9 million ($3.82 per share) related to early retirement program expense at the newspaper publishing division

•	charges of $20.6 million ($2.19 per share) in connection with the restructuring of Kaplan’s Score and Test Preparation operations

•	$21.0 million ($2.23 per share) in accelerated depreciation related to the closing of The Washington Post’s College Park, MD, plant and the consolidation of operations at The Washington Post newspaper

•	goodwill and other long-lived assets impairment charge of $18.8 million ($2.00 per share) related to Kaplan Ventures

•	impairment charges of $18.8 million ($2.00 per share) at two of the Company’s affiliates

•	gains, net, of $10.3 million ($1.10 per share) from non-operating unrealized foreign currency gains on intercompany loans

2008

•

goodwill, intangible assets and other impairment charges of $115.7 million ($12.35 per share) at the Company’s online lead generation business; at the Company’s community newspapers, The Herald and other operations included in the newspaper publishing segment; and at two of the Company’s equity affiliates

•	charges of $50.1 million ($5.27 per share) related to early retirement program expense at The Washington Post newspaper and the corporate office

•	$13.9 million ($1.48 per share) in accelerated depreciation related to the planned closing of The Washington Post’s College Park, MD, plant

•	charges of $6.8 million ($0.72 per share) in connection with the restructuring of Test Preparation’s professional training businesses

•	gains of $28.9 million ($3.09 per share) from the sales of marketable securities

•	losses, net, of $28.5 million ($3.04 per share) from non-operating unrealized foreign currency losses on intercompany loans

•	charge of $9.5 million ($1.01 per share) in income tax expense related to valuation allowances provided against certain state and local income tax benefits, net of U.S. Federal income tax benefits

96    THE WASHINGTON POST COMPANY

(in thousands, except per share amounts)	2007	2006	2005	2004	2003	2002	2001
Results of Operations
Operating revenues	$3,893,142	$3,574,393	$3,208,993	$2,933,985	$2,485,356	$2,235,153	$2,036,449
Income from operations	481,971	466,559	509,168	547,698	358,809	391,776	239,615
Income from continuing operations	291,920	333,589	310,898	323,424	238,077	224,954	241,622
Net income available for The Washington Post Company common stockholders	287,655	323,478	313,363	331,740	240,061	203,235	228,587

Per Share Amounts
Basic earnings per common share attributable to The Washington Post Company common stockholders:
Income from continuing operations	$30.62	$34.23	$32.30	$33.72	$24.87	$22.28	$25.36
Net income	30.31	33.81	32.66	34.69	25.19	21.38	24.10
Diluted earnings per common share attributable to The Washington Post Company common stockholders:
Income from continuing operations	$30.50	$34.10	$32.23	$33.62	$24.81	$22.24	$25.32
Net income	30.19	33.68	32.59	34.59	25.12	21.34	24.06
Weighted average shares outstanding:
Basic	9,492	9,568	9,594	9,563	9,530	9,504	9,486
Diluted	9,528	9,606	9,616	9,592	9,555	9,523	9,500
Cash dividends per common share	$8.20	$7.80	$7.40	$7.00	$5.80	$5.60	$5.60
The Washington Post Company common shareholders’ equity per common share	$363.72	$331.32	$274.79	$251.11	$216.17	$192.45	$177.30

Financial Position
Working capital	$(18,503)	$123,184	$123,005	$62,348	$(190,426)	$(356,644)	$(37,233)
Total assets	6,004,509	5,381,372	4,584,773	4,308,765	3,949,798	3,604,866	3,588,844
Long-term debt	400,519	401,571	403,635	425,889	422,471	405,547	883,078
The Washington Post Company common shareholders’ equity	3,461,159	3,159,514	2,638,423	2,404,606	2,062,681	1,830,386	1,683,485

2007

•

charge of additional net income tax expense of $6.6 million ($0.70 per share), as the result of a $12.9 million increase in taxes associated with Bowater Mersey, offset by a tax benefit of $6.3 million associated with changes in certain state income tax laws

•	charges of $10.3 million ($1.08 per share) in connection with the restructuring of Kaplan’s Score and Test Preparation operations

•	gain of $5.9 million ($0.62 per share) from the sale of property at the Company’s television station in Miami

•	gains of $5.5 million ($0.58 per share) from non-operating unrealized foreign currency gains on intercompany loans

2006

•	charge of $31.7 million ($3.30 per share) related to early retirement plan buyouts

•	charge of $9.0 million ($0.94 per share) from the write-down of a marketable equity security

•	charge of $8.3 million ($0.86 per share) related to an agreement to settle a lawsuit at Kaplan

•	transition costs and operating losses at Kaplan related to acquisitions and startups for 2006 of $8.0 million ($0.83 per share)

•	gain of $27.4 million ($2.86 per share) on the sale of the Company’s 49% interest in BrassRing

•	insurance recoveries of $6.4 million ($0.67 per share) from cable division losses related to Hurricane Katrina

•	gains of $21.1 million ($2.19 per share) from the sales of marketable equity securities

2005

•	charges and lost revenue of $17.3 million ($1.80 per share) associated with Hurricane Katrina and other hurricanes

•	gain of $11.2 million ($1.16 per share) from sales of non-operating land and marketable equity securities

2003

•	gain of $32.3 million ($3.38 per share) on the sale of the Company’s 50% interest in the International Herald Tribune

•	gain of $25.5 million ($2.66 per share) on sale of land at The Washington Post newspaper

•	charge of $20.8 million ($2.18 per share) for early retirement programs at The Washington Post newspaper

•	Kaplan stock compensation expense of $6.4 million ($0.67 per share) for the 10% premium associated with the purchase of outstanding Kaplan stock options

•	charge of $3.9 million ($0.41 per share) in connection with the establishment of the Kaplan Educational Foundation

2002

•	gain of $16.7 million ($1.75 per share) on the exchange of certain cable systems

•	charge of $1.7 million ($0.20 per share) for early retirement programs at The Washington Post newspaper

2001

•	gain of $196.5 million ($20.69 per share) on the exchange of certain cable systems

•	noncash goodwill and other intangible asset impairment charge of $19.9 million ($2.10 per share) related to BrassRing investment

•	charges of $18.3 million ($1.93 per share) from the write-down of a non-operating parcel of land and certain cost method investments to their estimated fair value

2010 FORM 10-K    97

[THIS PAGE INTENTIONALLY LEFT BLANK]

98    THE WASHINGTON POST COMPANY

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).
3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).
3.3	By-Laws of the Company as amended and restated through November 8, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 14, 2007).
4.1	Second Supplemental Indenture dated January 30, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor to The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 30, 2009).
4.2	Five Year Credit Agreement dated as of August 8, 2006, among the Company, Citibank, N.A., JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, SunTrust Bank, The Bank of New York, PNC Bank, National Association, Bank of America, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006).
10.1	The Washington Post Company Incentive Compensation Plan as amended and restated on May 13, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2010).*
10.2	The Washington Post Company Stock Option Plan as amended and restated effective May 31, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003).*
10.3	The Washington Post Company Supplemental Executive Retirement Plan as amended and restated on September 10, 2008, and amended December 18, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010).*
10.4	The Washington Post Company Deferred Compensation Plan as amended and restated through December 2007 and amended September 23, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010).*
21	List of subsidiaries of the Company.
23	Consent of independent registered public accounting firm.
24	Power of attorney dated February 22, 2011.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.
101	The following financial statements from The Washington Post Company Annual Report on Form 10-K for the year ended January 2, 2011, filed with the Securities and Exchange Commission on March 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Common Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

*A management contract or compensatory plan or arrangement required to be included as an exhibit hereto pursuant to Item 15(b) of Form 10-K.

2010 FORM 10-K    99