Form 10-Q
period 2011-04-03
WASHINGTON POST CO
filed 2011-05-11
CIK 104889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 3, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

Shares outstanding at May 6, 2011:

Class A Common Stock	1,229,383 Shares
Class B Common Stock	6,701,737 Shares

THE WASHINGTON POST COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Washington Post Company

Condensed Consolidated Statements of Operations

(Unaudited)

	Thirteen Weeks Ended
(In thousands, except per share amounts)	April 3, 2011	April 4, 2010
Operating revenues
Education	$640,629	$711,382
Advertising	177,384	184,182
Circulation and subscriber	214,523	213,454
Other	31,076	33,013

	1,063,612	1,142,031

Operating costs and expenses
Operating	482,206	469,624
Selling, general and administrative	458,681	501,190
Depreciation of property, plant and equipment	63,914	61,598
Amortization of intangible assets	6,808	6,516

	1,011,609	1,038,928

Operating income	52,003	103,103
Other income (expense)
Equity in earnings (losses) of affiliates	3,737	(8,109)
Interest income	982	326
Interest expense	(7,961)	(7,579)
Other, net	(24,032)	(3,321)

Income from continuing operations before income taxes	24,729	84,420
Provision for income taxes	9,100	32,400

Income from continuing operations	15,629	52,020
Loss from discontinued operations, net of tax	—	(6,192)

Net income	15,629	45,828
Net (income) loss attributable to noncontrolling interests	(14)	12

Net income attributable to The Washington Post Company	15,615	45,840
Redeemable preferred stock dividends	(461)	(461)

Net income attributable to The Washington Post Company common stockholders	$15,154	$45,379

Amount attributable to The Washington Post Company common stockholders:
Income from continuing operations	15,154	51,571
Loss from discontinued operations, net of tax	—	(6,192)

Net income attributable to The Washington Post Company common stockholders	$15,154	$45,379

Per share information attributable to The Washington Post Company common stockholders:
Basic income per common share from continuing operations	$1.87	$5.58
Basic loss per common share from discontinued operations	—	(0.67)

Basic net income per common share	$1.87	$4.91

Basic average number of common shares outstanding	8,046	9,175

Diluted income per common share from continuing operations	$1.87	$5.58
Diluted loss per common share from discontinued operations	—	(0.67)

Diluted net income per common share	$1.87	$4.91

Diluted average number of common shares outstanding	8,119	9,241

The Washington Post Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Thirteen Weeks Ended
(In thousands)	April 3, 2011	April 4, 2010
Net income	$15,629	$45,828

Other comprehensive income (loss)
Foreign currency translation adjustments	7,970	(2,610)
Change in unrealized gain on available-for-sale securities	7,210	86,114
Pension and other postretirement plan adjustments	(5,207)	(3,538)
Less reclassification adjustment for write-down on available-for-sale security included in net income	30,696	—

	40,669	79,966
Income tax expense related to other comprehensive income	(15,369)	(34,436)

	25,300	45,530

Comprehensive income	40,929	91,358

Comprehensive (income) loss attributable to the noncontrolling interest	(35)	12

Total comprehensive income attributable to The Washington Post Company	$40,894	$91,370

The Washington Post Company

Condensed Consolidated Balance Sheets

	April 3, 2011	January 2, 2011
(In thousands)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$329,170	$437,740
Restricted cash	26,231	31,138
Investments in marketable equity securities and other investments	382,088	373,750
Accounts receivable, net	356,361	397,024
Income taxes receivable	29,528	33,307
Deferred income taxes	11,316	15,318
Inventories	4,380	4,984
Other current assets	78,531	68,637

Total current assets	1,217,605	1,361,898
Property, plant and equipment, net	1,178,907	1,200,726
Investments in affiliates	29,223	31,637
Goodwill, net	1,390,282	1,376,357
Indefinite-lived intangible assets, net	530,864	530,816
Amortized intangible assets, net	61,197	61,242
Prepaid pension cost	539,484	538,753
Deferred charges and other assets	57,569	56,938

Total assets	$5,005,131	$5,158,367

Liabilities and Equity
Current liabilities
Accounts payable and accrued liabilities	$580,228	$626,188
Deferred revenue	393,731	379,089
Dividends declared	18,923	—
Short-term borrowings	3,024	3,000

Total current liabilities	995,906	1,008,277
Postretirement benefits other than pensions	65,674	64,342
Accrued compensation and related benefits	204,024	231,034
Other liabilities	112,235	119,036
Deferred income taxes	514,273	506,405
Long-term debt	396,760	396,650

Total liabilities	2,288,872	2,325,744
Redeemable noncontrolling interest	6,747	6,733
Redeemable preferred stock	11,526	11,526
Preferred stock	—	—
Common shareholders’ equity
Common stock	20,000	20,000
Capital in excess of par value	244,466	249,719
Retained earnings	4,497,633	4,520,332
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	45,131	37,606
Unrealized gain on available-for-sale securities	93,451	70,707
Unrealized gain on pensions and other postretirement plans	68,857	73,826
Cost of Class B common stock held in treasury	(2,271,552)	(2,157,826)

Total common shareholders’ equity	2,697,986	2,814,364

Noncontrolling interests	—	—

Total equity	2,697,986	2,814,364

Total liabilities and equity	$5,005,131	$5,158,367

The Washington Post Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Thirteen Weeks Ended
(In thousands)	April 3, 2011	April 4, 2010
Cash flows from operating activities:
Net income	$15,629	$45,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	63,914	62,796
Amortization of intangible assets	6,808	6,516
Net pension benefit	(289)	(435)
Early retirement program expense	430	—
Foreign exchange (gain) loss	(2,701)	3,255
Net loss on write-down of marketable equity securities	30,696	—
Equity in (earnings) losses of affiliates, net of distributions	(3,737)	8,109
Benefit for deferred income taxes	(3,701)	(8,572)
Net (gain) loss on sale or write-down of property, plant and equipment and other assets	(2,021)	35
Change in assets and liabilities:
Decrease in accounts receivable, net	54,448	26,401
Decrease in inventories	604	4,889
Decrease in accounts payable and accrued liabilities	(90,647)	(58,960)
Increase in deferred revenue	11,127	62,408
Decrease in income taxes receivable	3,521	26,427
Increase in other assets and other liabilities, net	(34,854)	120
Other	132	(81)

Net cash provided by operating activities	49,359	178,736

Cash flows from investing activities:
Purchases of property, plant and equipment	(39,275)	(35,028)
Proceeds from sale of property, plant and equipment and other assets	3,867	11,724
Investments in certain businesses, net of cash acquired	(9,673)	(3,534)
Other	269	(570)

Net cash used in investing activities	(44,812)	(27,408)

Cash flows from financing activities:
Common shares repurchased	(121,395)	(27,828)
Dividends paid	(19,390)	(21,067)
Other	25,247	(7,216)

Net cash used in financing activities	(115,538)	(56,111)

Effect of currency exchange rate changes	2,421	(3,906)

Net (decrease) increase in cash and cash equivalents	(108,570)	91,311

Beginning cash and cash equivalents	437,740	442,559

Ending cash and cash equivalents	$329,170	$533,870

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

Financial Periods – The Company generally reports on a thirteen week fiscal quarter ending on the Sunday nearest the calendar quarter-end. The fiscal quarters for 2011 and 2010 ended on April 3, 2011 and April 4, 2010, respectively. With the exception of the newspaper publishing operations and the corporate office, subsidiaries of the Company report on a calendar-quarter basis.

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the thirteen weeks ended April 3, 2011 and April 4, 2010 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011.

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

Recently Adopted and Issued Accounting Pronouncements – In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance that modifies the fair value requirement of multiple element revenue arrangements. The new guidance allows the use of the “best estimate of selling price” in addition to vendor-specific objective evidence (“VSOE”) and third-party evidence (“TPE”) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. The guidance requires expanded qualitative and quantitative disclosures and is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The implementation of this guidance in the first quarter of 2011 did not have a material impact on the condensed consolidated financial statements of the Company.

In January 2010, the FASB issued additional disclosure requirements for fair value measurements. One of the fair value disclosure amendments requires more detailed disclosures of the changes in Level 3 instruments. This change became effective for interim and annual periods beginning after December 15, 2010, and did not impact the condensed consolidated financial statements of the Company.

Note 2: Discontinued Operations

On September 30, 2010, the Company completed the sale of Newsweek magazine. The results of operations of the magazine publishing division for the first quarter of 2010 are included in the Company’s condensed consolidated statements of income as “Loss from discontinued operations, net of tax.” All corresponding prior period operating results presented in the Company’s condensed consolidated financial statements and the accompanying notes have been reclassified to reflect the discontinued operations presented. The Company did not reclassify its condensed consolidated statements of cash flows to reflect the discontinued operations.

Newsweek employees were participants in The Washington Post Company Retirement Plan, and the Company had historically allocated Newsweek a net pension credit for segment reporting purposes. Since the associated pension assets and liabilities were retained by the Company, the associated credit of $8.3 million for the first quarter of 2010 has been excluded from the reclassification of Newsweek results to discontinued operations.

The summarized loss from discontinued operations, net of tax, for the first quarter of 2011 and 2010 is presented below (in thousands):

	Thirteen Weeks Ended
	April 3, 2011	April 4, 2010
Operating revenues	$—	$29,127
Operating costs and expenses	—	(39,719)

Loss from discontinued operations	—	(10,592)
Benefit from income taxes	—	(4,400)

Loss from discontinued operations, net of tax	$—	$(6,192)

Note 3: Investments

Investments in marketable equity securities at April 3, 2011 and January 2, 2011 consist of the following (in thousands):

	April 3, 2011	January 2, 2011
Total cost	$192,368	$223,064
Net unrealized gains	155,752	117,846

Total fair value	$348,120	$340,910

There were no new investments or sales of marketable equity securities in the first quarter of 2011 and 2010.

The Company’s investment in Corinthian Colleges, Inc. had been in an unrealized loss position for over six months. The Company evaluated this investment for other-than-temporary impairment based on various factors, including the duration and severity of the unrealized loss, the reason for the decline in value and the potential recovery period, and the Company’s ability and intent to hold the investment. In the first quarter of 2011, the Company concluded the loss was other-than-temporary and recorded a $30.7 million write-down on the investment. The Company’s investment in Corinthian Colleges, Inc. accounted for $35.1 million of the total fair value of the Company’s investments in marketable equity securities at April 3, 2011.

Note 4: Acquisitions and Dispositions

In the first quarter of 2011, Kaplan acquired one small business in its Kaplan Ventures division. In the first quarter of 2010, Kaplan also made one small acquisition in its Kaplan Ventures division.

In May 2011, Kaplan Australia announced the acquisition of Franklyn Scholar, a leading national provider of work-based vocational training in Australia.

In April 2010, Kaplan sold Education Connection, which was part of the Kaplan Ventures division.

Note 5: Goodwill and Other Intangible Assets

The education division made several changes to its operating and reporting structure in the first quarter of 2011 and 2010, changing the composition of the reporting units within Kaplan Test Preparation, Kaplan Ventures and Kaplan Higher Education (see Note 12). The changes resulted in the reassignment of the assets and liabilities to the reporting units affected. The goodwill was allocated to the reporting units affected using the relative fair value approach.

The Company amortizes the recorded values of its amortized intangible assets over their estimated useful lives. Amortization of intangible assets for the thirteen weeks ended April 3, 2011 and April 4, 2010 was $6.8 million and $6.5 million, respectively. Amortization of intangible assets is estimated to be approximately $19 million for the remainder of 2011, $14 million in 2012, $7 million in 2013, $4 million in 2014, $3 million in 2015, $2 million in 2016 and $12 million thereafter.

The changes in the carrying amount of goodwill, by segment, for the thirteen weeks ended April 3, 2011 is as follows:

(in thousands)	Education	Cable Television	Newspaper Publishing	Television Broadcasting	Other Businesses	Total
Balance as of January 2, 2011
Goodwill	$1,073,089	$85,488	$81,183	$203,165	$100,152	$1,543,077
Accumulated impairment losses	(15,529)	—	(65,772)	—	(85,419)	(166,720)

	1,057,560	85,488	15,411	203,165	14,733	1,376,357
Acquisitions	3,840	—	—	—	—	3,840
Foreign currency exchange rate changes and other	10,085	—	—	—	—	10,085

Balance as of April 3, 2011
Goodwill	1,087,014	85,488	81,183	203,165	100,152	1,557,002
Accumulated impairment losses	(15,529)	—	(65,772)	—	(85,419)	(166,720)

	$1,071,485	$85,488	$15,411	$203,165	$14,733	$1,390,282

The changes in the carrying amount of goodwill at the Company's education division for the thirteen weeks ended April 3, 2011 is as follows:

(in thousands)	Higher Education	Test Preparation	Kaplan International	Kaplan Ventures	Kaplan Corporate and Other	Total
Balance as of January 2, 2011
Goodwill	$335,226	$229,486	$444,940	$63,437	$—	$1,073,089
Accumulated impairment losses	—	(7,037)	—	(8,492)	—	(15,529)

	335,226	222,449	444,940	54,945	—	1,057,560
Reallocation, net (Note 12)	91,043	(70,262)	—	(20,781)	—	—
Acquisitions	422	—	—	3,418	—	3,840
Foreign currency exchange rate changes and other	124	—	9,365	596	—	10,085

Balance as of April 3, 2011
Goodwill	433,852	152,187	454,305	46,670	—	1,087,014
Accumulated impairment losses	(7,037)	—	—	(8,492)	—	(15,529)

	$426,815	$152,187	$454,305	$38,178	$—	$1,071,485

Other intangible assets consist of the following:

		As of April 3, 2011			As of January 2, 2011
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Noncompete agreements	2-5 years	$44,036	$36,331	$7,705	$43,940	$33,570	$10,370
Student and customer relationships	2-10 years	73,617	44,425	29,192	66,510	41,958	24,552
Databases and technology	3-5 years	10,515	3,891	6,624	10,514	2,921	7,593
Trade names and trademarks	2-10 years	29,326	16,287	13,039	29,053	15,330	13,723
Other	1-25 years	10,003	5,366	4,637	11,502	6,498	5,004

		$167,497	$106,300	$61,197	$161,519	$100,277	$61,242

Indefinite-lived intangible assets:
Franchise agreements		$496,166			$496,166
Wireless licenses		22,150			22,150
Licensure and accreditation		7,877			7,877
Other		4,671			4,623

		$530,864			$530,816

Note 6: Borrowings

The Company’s borrowings consist of the following (in millions):

	April 3, 2011	January 2, 2011
7.25% unsecured notes due February 1, 2019	$396.8	$396.7
Other indebtedness	3.0	3.0

Total	399.8	399.7
Less current portion	(3.0)	(3.0)

Total long-term debt	$396.8	$396.7

The Company’s other indebtedness at April 3, 2011 and January 2, 2011 is at an interest rate of 6% and matures during 2011.

During the first quarter of 2011 and 2010, the Company had average borrowings outstanding of approximately $399.7 million and $399.3 million, respectively, at average annual interest rates of approximately 7.2%. During the first quarter of 2011 and 2010, the Company incurred net interest expense of $7.0 million and $7.3 million, respectively.

At April 3, 2011, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $459.3 million, compared with the carrying amount of $396.8 million. At January 2, 2011, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $457.2 million, compared with the carrying amount of $396.7 million. The carrying value of the Company’s other unsecured debt at April 3, 2011 approximates fair value.

Note 7: Earnings Per Share

The Company’s earnings per share from continuing operations (basic and diluted) for the first quarter of 2011 and 2010, are presented below (in thousands, except per share amounts):

	Thirteen Weeks Ended
	April 3, 2011	April 4, 2010
Income from continuing operations attributable to The Washington Post Company common shareholders	$15,154	$51,571
Less: Amount attributable to participating securities	(134)	(402)

Basic income from continuing operations attributable to The Washington Post Company common shareholders	$15,020	$51,169

Plus: Amount attributable to participating securities	134	402

Diluted income from continuing operations attributable to The Washington Post Company common shareholders	$15,154	$51,571

Basic weighted average shares outstanding	8,046	9,175
Effect of dilutive shares:
Stock options and restricted stock	73	66

Diluted weighted average shares outstanding	8,119	9,241

Income per share from continuing operations attributable to The Washington Post Company common shareholders
Basic	$1.87	$5.58

Diluted	$1.87	$5.58

The first quarter of 2011 and 2010 diluted earnings per share amounts exclude the effects of 79,850 and 52,625 stock options outstanding, respectively, as their inclusion would be antidilutive.

In the first quarter of 2011, the Company declared regular quarterly dividends totaling $4.70 per share.

Note 8: Pension and Postretirement Plans

Defined Benefit Plans. The total cost (benefit) arising from the Company’s defined benefit pension plans for the first quarters ended April 3, 2011 and April 4, 2010, including for SERP a portion included in discontinued operations, consists of the following components (in thousands):

	Pension Plans		Supplemental Executive Retirement Plan
	April 3, 2011	April 4, 2010	April 3, 2011	April 4, 2010
Service cost	$7,214	$7,298	$380	$345
Interest cost	15,105	15,194	1,084	1,072
Expected return on assets	(23,489)	(24,023)	—	—
Amortization of transition asset	—	(7)	—	—
Amortization of prior service cost	881	1,103	65	101
Recognized actuarial loss	—	—	353	238

Net periodic (benefit) cost	(289)	(435)	1,882	1,756
Early retirement program expense	430	—	—	—

Total cost (benefit)	$141	$(435)	$1,882	$1,756

Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. As of March 31, 2011 and December 31, 2010, the assets of the Company’s pension plans were allocated as follows:

	Pension Plan Asset Allocations
	March 31, 2011	December 31, 2010
U.S. equities	63%	66%
U.S. fixed income	15%	19%
International equities	22%	15%

Total	100%	100%

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

The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of March 31, 2011. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At March 31, 2011 the Company held common stock in one investment which exceeded 10% of total plan assets. This investment was valued at $237.3 million and $134.8 million at March 31, 2011 and December 31, 2010, respectively, or approximately 13% and 8%, respectively, of total plan assets. Assets also included $168.1 million and $161.6 million of Berkshire Hathaway Class A and Class B common stock at March 31, 2011 and December 31, 2010, respectively.

Other Postretirement Plans. The total (benefit) cost arising from the Company’s postretirement plan for the first quarters ended April 3, 2011 and April 4, 2010, including a portion included in discontinued operations, consists of the following components (in thousands):

	Postretirement Plans
	April 3, 2011	April 4, 2010
Service cost	$718	$847
Interest cost	766	997
Amortization of prior service credit	(1,413)	(1,287)
Recognized actuarial gain	(480)	(513)

Total (benefit) cost	$(409)	$44

Note 9: Other Non-Operating (Expense) Income

A summary of non-operating (expense) income for the thirteen weeks ended April 3, 2011 and April 4, 2010, is as follows (in millions):

	April 3, 2011	April 4, 2010
Impairment write-down on a marketable equity security	$(30.7)	$—
Foreign currency gains (losses), net	2.7	(3.3)
Gain on sale of cost method investment	3.8	—
Other, net	0.2	—

Total	$(24.0)	$(3.3)

Note 10: Contingencies

Litigation and Legal Matters. The Company is involved in various legal proceedings that arise in the ordinary cause of its business. Although the outcome of the legal claims and proceedings against the Company cannot be predicted with certainty, based on currently available information, management believes that there are no existing claims or proceedings that are likely to have a material effect on the Company’s business, financial condition, results of operations or cash flows.

Also, based on currently available information, management is of the opinion that the exposure to future material losses is not reasonably possible, or that future material losses in excess of the amounts accrued are not reasonably possible.

On May 3, 2011, the Company received an inquiry from the Insurance and Financial Services division of the Massachusetts Attorney General, requesting certain documents related to the Kaplan Career Institute campus located in Boston, MA. The inquiry seeks documents and information regarding the recruitment of students and the financing of education. Kaplan intends to cooperate with the Massachusetts Attorney General in connection with this request and any further requests that may be forthcoming.

DOE Program Reviews. The U.S. Department of Education (DOE) has undertaken Program Reviews at various Kaplan Higher Education (KHE) campus locations and at Kaplan University. Currently, there are five pending Program Reviews, including one which is scheduled to take place in June 2011. Therefore, the results of these open reviews and their impact on Kaplan’s operations are uncertain.

Other. On March 9, 2011, the Higher Learning Commission of the North Central Association of Colleges and Schools (HLC) sent a request for information to Kaplan University asking for documents and a report detailing Kaplan University’s admissions practices and describing Kaplan University’s compliance with HLC Core Components and policies. Kaplan University complied with this request on April 29, 2011. There is no date for any formal response or determination from HLC.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	Fair Value	Level 1	Level 2
At April 3, 2011:
Assets:
Money market investments(1)	$187.4	$—	$187.4
Marketable equity securities(2)	348.1	348.1	—
Other current investments(3)	34.0	11.7	22.3

Total financial assets	$569.5	$359.8	$209.7

Liabilities:
Deferred compensation plan liabilities (4)	$66.3	$—	$66.3
7.25% unsecured notes(5)	459.3	—	459.3

Total financial liabilities	$525.6	$—	$525.6

At January 2, 2011:
Assets:
Money market investments (1)	$308.9	$—	$308.9
Marketable equity securities(2)	340.9	340.9	—
Other current investments(3)	32.8	11.8	21.0

Total financial assets	$682.6	$352.7	$329.9

Liabilities:
Deferred compensation plan liabilities (4)	$69.2	$—	$69.2
7.25% unsecured notes(5)	457.2	—	457.2

Total financial liabilities	$526.4	$—	$526.4

(1)	The Company’s money market investments are included in cash and cash equivalents.
(2)	The Company’s investments in marketable equity securities are classified as available-for-sale.
(3)	Includes U.S. Government Securities, corporate bonds, mutual funds and time deposits (with original maturities greater than 90 days, but less than one year).
(4)	Includes The Washington Post Company Deferred Compensation Plan and supplemental savings plan benefits under The Washington Post Company Supplemental Executive Retirement Plan, which are included in accrued compensation and related benefits.
(5)	See Note 6 for the carrying amount of these notes.

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

In the first quarter of 2011, Kaplan made several changes to its operating and reporting structure. Kaplan’s domestic professional training business was moved from Test Preparation to Kaplan Higher Education and Kaplan Continuing Education moved from Kaplan Ventures to Kaplan Higher Education. These businesses were integrated with Kaplan University to become part of the Kaplan University School of Continuing and Professional Education. The business segments disclosed are based on this organizational structure. Segment operating results of the education division for fiscal years ended 2010 and 2009 have been restated to reflect these changes.

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

Due to the sale of Newsweek, the magazine publishing division is no longer included as a separate segment as its results have been reclassified to discontinued operations. Newsweek employees were participants in The Washington Post Company Retirement Plan, and Newsweek was historically allocated a net pension credit for segment reporting purposes. Since the associated pension assets and liabilities were retained by the Company, the associated credit of $8.3 million for the first quarter of 2010 has been excluded from the reclassification of Newsweek results to discontinued operations.

In computing income from operations by segment, the effects of equity in losses of affiliates, interest income, interest expense, other non-operating income and expense items and income taxes are not included.

The following table summarizes financial information related to each of the Company’s business segments:

(in thousands)	First Quarter Period
	2011	2010
Operating revenues
Education	$640,629	$711,382
Cable television	190,280	189,358
Newspaper publishing	154,997	155,771
Television broadcasting	72,183	73,482
Other businesses	6,662	14,134
Corporate office	—	—
Intersegment elimination	(1,139)	(2,096)

	$1,063,612	$1,142,031

Income (loss) from operations
Education	$15,499	$57,948
Cable television	37,707	42,536
Newspaper publishing	(12,827)	(13,752)
Television broadcasting	19,591	20,911
Other businesses	(5,039)	(833)
Corporate office	(2,928)	(3,707)

	$52,003	$103,103

Equity in earnings (losses) of affiliates	3,737	(8,109)
Interest expense, net	(6,979)	(7,253)
Other, net	(24,032)	(3,321)

Income from continuing operations before income taxes	$24,729	$84,420

Depreciation of property, plant and equipment
Education	$21,893	$18,748
Cable television	31,786	31,626
Newspaper publishing	6,900	7,884
Television broadcasting	3,110	3,137
Other businesses	81	59
Corporate office	144	144

	$63,914	$61,598

Amortization of intangible assets
Education	$5,512	$5,276
Cable television	73	76
Newspaper publishing	290	282
Television broadcasting	—	—
Other businesses	933	882
Corporate office	—	—

	$6,808	$6,516

Net pension credit (expense)
Education	$(1,552)	$(1,349)
Cable television	(518)	(468)
Newspaper publishing	(6,705)	(5,560)
Television broadcasting	(646)	(262)
Other businesses	(17)	(15)
Corporate office	9,297	8,089

	$(141)	$435

	As of
	April 3, 2011	January 2, 2011
Identifiable assets
Education	$1,949,823	$2,197,277
Cable television	1,132,080	1,141,427
Newspaper publishing	175,691	206,305
Television broadcasting	428,158	436,289
Other businesses	27,425	30,038
Corporate office	914,611	774,484

	$4,627,788	$4,785,820
Investments in marketable equity securities	348,120	340,910
Investments in affiliates	29,223	31,637

Total assets	$5,005,131	$5,158,367

The Company’s education division comprises the following operating segments, as reported under Kaplan’s new organizational structure:

(in thousands)	First Quarter Period		Fiscal Year Ended
	2011	2010	2010	2009
Operating revenues
Higher education	$390,279	$478,751	$1,920,791	$1,672,916
Test preparation[1]	73,365	73,815	314,879	336,788
Kaplan international	148,687	133,985	585,924	537,238
Kaplan ventures[2]	28,967	27,169	83,075	98,046
Kaplan corporate and other	1,117	1,291	5,537	2,436
Intersegment elimination	(1,786)	(3,629)	(8,395)	(10,786)

	$640,629	$711,382	$2,901,811	$2,636,638

Income (loss) from operations
Higher education	$50,483	$91,604	$406,726	$283,839
Test preparation[1]	(12,676)	(11,770)	(32,583)	(18,029)
Kaplan international	547	4,527	56,152	53,772
Kaplan ventures[2]	(5,494)	(7,421)	(32,717)	(23,361)
Kaplan corporate and other	(17,130)	(19,001)	(66,441)	(101,770)
Intersegment elimination	(231)	9	(234)	310

	$15,499	$57,948	$330,903	$194,761

Depreciation of property, plant and equipment
Higher education	$11,450	$10,499	$43,104	$43,425
Test preparation	4,449	3,129	14,095	17,941
Kaplan international	3,430	2,955	12,839	11,438
Kaplan ventures	1,733	1,172	4,572	4,374
Kaplan corporate and other	831	993	3,851	4,300

	$21,893	$18,748	$78,461	$81,478

Amortization of intangible assets	$5,512	$5,276	$21,855	$22,223

Impairment of goodwill and other long-lived assets	$—	$—	$—	$25,387

Kaplan stock-based incentive compensation (credit) expense	$(825)	$535	$(1,179)	$933

1	Test preparation amounts include revenues and operating losses from Score as follows:

(in thousands)	Fiscal Year Ended
	2010	2009
Revenues	$—	$8,557
Operating losses	$—	$(36,787)

2	Kaplan Ventures amounts include revenues and operating income from Education Connection as follows:

(in thousands)	First Quarter Period	Fiscal Year Ended
	2010	2010	2009
Revenues	$9,706	$10,945	$29,242
Operating income	$1,215	$1,721	$3,619

Identifiable assets for the Company’s education division consist of the following:

(in thousands)	As of
	March 31, 2011	December 31, 2010	December 31, 2009
Identifiable assets
Higher education	$746,754	$1,093,614	$1,069,965
Test preparation	331,294	290,367	285,673
Kaplan international	712,898	675,122	671,249
Kaplan ventures	131,041	118,461	88,291
Kaplan corporate and other	27,836	19,713	73,150

	$1,949,823	$2,197,277	$2,188,328

For the fiscal year ended 2010 and 2009, the Company’s education division capital expenditures were as follows:

(in thousands)	Fiscal Year Ended
	2010	2009
Capital expenditures
Higher education	$59,516	$70,573
Test preparation	32,798	15,900
Kaplan international	14,163	13,900
Kaplan ventures	3,304	4,323
Kaplan corporate and other	5,109	1,641

	$114,890	$106,337

The following table summarizes quarterly financial information related to the operating segments within the Company’s education division for 2010, as reported under Kaplan’s new organizational structure:

(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010 Quarterly Operating Results
Operating revenues
Higher education	$478,751	$507,448	$495,595	$438,997
Test preparation	73,815	85,238	80,236	75,590
Kaplan international	133,985	137,389	151,208	163,342
Kaplan ventures	27,169	17,825	16,228	21,853
Kaplan corporate	1,291	1,283	1,375	1,588
Intersegment elimination	(3,629)	(1,860)	(1,323)	(1,583)

	$711,382	$747,323	$743,319	$699,787

Income (loss) from operations
Higher education	$91,604	$127,067	$117,508	$70,547
Test preparation	(11,770)	(327)	(1,625)	(18,861)
Kaplan international	4,527	12,945	14,904	23,776
Kaplan ventures	(7,421)	(8,303)	(12,360)	(4,633)
Kaplan corporate	(19,001)	(22,109)	(19,357)	(5,974)
Intersegment elimination	9	(291)	30	18

	$57,948	$108,982	$99,100	$64,873

Depreciation of property, plant and equipment
Higher education	$10,499	$10,611	$10,834	$11,160
Test preparation	3,129	3,360	3,025	4,581
Kaplan international	2,955	3,000	3,054	3,830
Kaplan ventures	1,172	1,118	1,095	1,187
Kaplan corporate	993	1,040	1,052	766

	$18,748	$19,129	$19,060	$21,524

Amortization of intangible assets	$5,276	$6,355	$4,998	$5,226
Kaplan stock-based incentive compensation expense (credit)	$535	$552	$(2,397)	$131

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

This analysis should be read in conjunction with the consolidated financial statements and the notes thereto.

Results of Operations

The Company reported net income available for common shares of $15.2 million ($1.87 per share) for its first quarter ended April 3, 2011, compared to net income available for common shares of $45.4 million ($4.91 per share) in the first quarter of last year. Net income includes $6.2 million ($0.67 per share) in losses from discontinued operations for the first quarter of 2010. Income from continuing operations available for common shares was $51.6 million ($5.58 per share) for the first quarter of 2010. As a result of the Company’s share repurchases, there were 12% fewer diluted average shares outstanding in 2011.

Results for the first quarter of 2011 included a $30.7 million write-down of a marketable equity security (after-tax impact of $19.8 million, or $2.44 per share).

Revenue for the first quarter of 2011 was $1,063.6 million, down 7% from $1,142.0 million in 2010. The Company reported operating income of $52.0 million in the first quarter of 2011, compared to operating income of $103.1 million in 2010. Revenues were down at the education and television broadcasting divisions, while revenues at the cable television and newspaper publishing divisions were about even with 2010. Operating results declined at all of the Company’s divisions for the quarter, except for a small improvement at the newspaper publishing division.

Kaplan Higher Education (KHE) results declined significantly in the first quarter of 2011, due primarily to lower student enrollments. The Company expects KHE’s operating income to continue to decline very substantially for the remainder of 2011 versus prior year performance, due to lower student enrollment levels. Kaplan is formulating plans that are expected to result in restructuring and other costs that may be material in 2011, but should establish lower cost levels in future periods.

Education Division. Education division revenue totaled $640.6 million for the first quarter of 2011, a 10% decline from revenue of $711.4 million for the first quarter of 2010. Kaplan reported first quarter 2011 operating income of $15.5 million, down from $57.9 million in the first quarter of 2010.

A summary of Kaplan’s first quarter operating results compared to 2010 is as follows (in thousands):

	First Quarter
	2011	2010	% Change

Revenue
Higher education	$390,279	$478,751	(18)
Test preparation	73,365	73,815	(1)
Kaplan international	148,687	133,985	11
Kaplan ventures	28,967	27,169	7
Kaplan corporate	1,117	1,291	(13)
Intersegment elimination	(1,786)	(3,629)	—

	$640,629	$711,382	(10)

Operating income (loss)
Higher education	$50,483	$91,604	(45)
Test preparation	(12,676)	(11,770)	(8)
Kaplan international	547	4,527	(88)
Kaplan ventures	(5,494)	(7,421)	26
Kaplan corporate	(12,443)	(13,190)	6
Kaplan stock compensation	825	(535)	—
Amortization of intangible assets	(5,512)	(5,276)	(4)
Intersegment elimination	(231)	9	—

	$15,499	$57,948	(73)

In the first quarter of 2011, Kaplan made several changes to its operating and reporting structure. Kaplan’s domestic professional training business moved from Test Preparation to Kaplan Higher Education (KHE), and Kaplan Continuing Education moved from Kaplan Ventures to KHE. These businesses were integrated with Kaplan University to become part of the Kaplan University School of Continuing and Professional Education. The comparative division results presented above reflect these changes.

KHE includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. KHE also now includes the domestic professional training and other continuing education businesses. In the first quarter of 2011, higher education revenue declined 18% due to a decline in average enrollment. Operating income decreased 45% due to lower revenue and increased regulatory compliance costs, offset by a reduction in advertising costs and other expense reductions associated with lower enrollments.

During the fourth quarter of 2010, KHE implemented a number of marketing and admissions changes to increase student selectivity. These changes will help KHE comply with pending and proposed regulations. In addition, KHE implemented the Kaplan Commitment program, which provides most first-time students with a risk-free trial period (returning students are not eligible for this program). Under the Kaplan Commitment program, KHE also monitors academic progress and conducts academic assessments to help determine whether students are likely to be successful in their chosen course of study. Students who withdraw or are subject to academic dismissal during the risk-free trial period do not incur any significant financial obligation. These changes, along with improving economic conditions and falling unemployment, which generally reduces demand, have resulted in a 48% decline in new enrollments versus the prior year. Management estimates that without the Kaplan Commitment, this decline would have been approximately 41%. Management also estimates that revenue for the first quarter of 2011 would have been approximately $13.0 million higher if the Kaplan Commitment had not been implemented. KHE does not recognize tuition revenue for students during the risk-free period.

As a result of these factors, KHE’s operating results declined significantly in the first quarter of 2011. KHE revenues and operating results are expected to continue to be adversely impacted by the move to increase student selectivity, changes in regulations and other business practices, the Kaplan Commitment and overall economic conditions.

For those first-time students enrolled to date under the Kaplan Commitment, the attrition rate during the risk-free period has been approximately 25%, of which about 60% is due to Kaplan’s dismissal of students from the program because of the student’s lack of academic progress during the period and the remainder due to students who have elected not to continue their studies. Given that the Kaplan Commitment program has only been in place for a short period of time, management is unable to estimate with confidence to what degree the program will cause student retention patterns to differ from historical levels. However, based on limited preliminary data, it appears that most of the historical early term attrition has been accelerated into the commitment period, having the desired effect of providing these students with a risk-free trial period and ultimately improving student outcome results for the institution. Management believes the Kaplan Commitment program is unique and reflects Kaplan’s commitment to student success.

A summary of KHE student enrollments, excluding the Kaplan University School of Continuing and Professional Education, at March 31, 2011, and March 31, 2010, is as follows:

	Student Enrollments As of March 31,		% Change
	2011	2010
Kaplan University	61,724	78,758	(22)
Kaplan Higher Education Campuses	30,569	40,535	(25)

	92,293	119,293	(23)

Kaplan University enrollments included 7,928 and 8,244 campus-based students as of March 31, 2011, and March 31, 2010, respectively.

Kaplan University and Kaplan Higher Education Campuses enrollments at March 31, 2011, and March 31, 2010, by degree and certificate programs, are as follows:

	As of March 31,
	2011	2010
Certificate	23.1%	26.2%
Associate’s	33.4%	34.1%
Bachelor’s	34.2%	33.5%
Master’s	9.3%	6.2%

	100%	100%

Refer to KHE Regulatory Matters below for additional information.

Test preparation includes Kaplan’s standardized test preparation and tutoring offerings and other businesses. In the first quarter of 2010, the Company discontinued certain offerings of the K12 business; $4.6 million in severance and other closure costs were recorded in the first quarter of 2010 in connection with this plan. In the fourth quarter of 2010, Kaplan Test Preparation began implementing a plan to reorganize its business consistent with the migration of students to Kaplan’s online and hybrid test preparation offerings, reducing the number of leased test preparation centers. In the first quarter of 2011, implementation of the plan continued and $2.3 million in additional costs were incurred. This plan is expected to be largely completed by the end of 2011, and the Company estimates that approximately $10.0 million in additional costs will be incurred.

Test preparation revenue declined 1% in the first quarter of 2011 due to the termination of certain K12 offerings. Revenue at the traditional test preparation programs in 2011 was essentially flat. Strong enrollment increases, particularly in the Pre-College and Nursing programs, were offset by reduced prices for many programs related to increased competition and a shift in demand to lower priced online test preparation offerings.

Test preparation operating results were down in the first quarter of 2011 due to $2.3 million in 2011 restructuring-related charges and reduced prices at the traditional test preparation programs and higher spending to expand online offerings and innovate various programs, offset by $4.6 million in K12-related closure costs in the first quarter of 2010.

Kaplan International includes professional training and postsecondary education businesses outside the United States, as well as English-language programs. Kaplan International revenue increased 11% in 2011 due to enrollment growth in the pathways and other higher education programs in Singapore. The rise in revenue is also due to increased English-language program revenue and favorable exchange rates in the United Kingdom, Singapore and Australia. Kaplan International operating income declined in the first quarter of 2011 due to up-front spending for admission and occupancy at its Asian and United Kingdom businesses to support expanding operations. In May 2011, Kaplan Australia announced the acquisition of Franklyn Scholar, a leading national provider of work-based vocational training in Australia.

Kaplan Ventures is made up of a number of businesses in various stages of development that are managed separately from the other education businesses. Revenue at Kaplan Ventures increased 7% in the first quarter of 2011. Kaplan Ventures reported an operating loss of $5.5 million in the first quarter of 2011, compared to an operating loss of $7.4 million in the first quarter of 2010, respectively.

Corporate represents unallocated expenses of Kaplan, Inc.’s corporate office and other minor shared activities.

Cable Television Division. Cable television division revenue increased slightly in the first quarter of 2011 to $190.3 million, from $189.4 million for the first quarter of 2010. The revenue increase in 2011 is due to continued growth of the division’s cable modem and telephone revenues, offset by an increase in promotional discounts.

Cable television division operating income in the first quarter of 2011 decreased to $37.7 million, from $42.5 million in the first quarter of 2010. The division’s operating income declined primarily due to increased programming, technical and sales costs.

At March 31, 2011, Revenue Generating Units (RGUs) were up 5% from the prior year due to growth in high-speed data and telephony subscribers, offset by a decrease in basic and digital subscribers. RGUs include about 6,200 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by the various franchise agreements. A summary of RGUs is as follows:

Cable Television Division Subscribers	March 31, 2011	March 31, 2010
Basic	647,471	667,314
Digital	217,714	219,699
High-speed data	440,215	405,311
Telephony	166,559	113,826

Total	1,471,959	1,406,150

Below are details of Cable division capital expenditures for the first quarter of 2011 and 2010, as defined by the NCTA Standard Reporting Categories (in millions):

	2011	2010
Customer Premise Equipment	$6.3	$5.3
Commercial	0.3	—
Scaleable Infrastructure	9.2	3.9
Line Extensions	1.2	1.1
Upgrade/Rebuild	1.6	1.0
Support Capital	3.2	3.7

Total	$21.8	$15.0

Newspaper Publishing Division. Newspaper publishing division revenue totaled $155.0 million for the first quarter of 2011, down slightly from revenue of $155.8 million for the first quarter of 2010. Print advertising revenue at The Washington Post decreased 8% to $63.2 million, from $68.7 million in 2010. The decline is largely due to reductions in retail and classified advertising. Revenue generated by the Company’s newspaper online publishing activities, primarily washingtonpost.com and Slate, increased 8% to $25.7 million for the first quarter of 2011, versus $23.7 million for the first quarter of 2010. Display online advertising revenue grew 9%, and online classified advertising revenue on washingtonpost.com was up 6%.

For the first quarter of 2011, Post daily circulation decreased 2.9% and Post Sunday circulation decreased 3.4%, compared to the first quarter of 2010. Average daily circulation in the first quarter of 2011 totaled 545,900, and average Sunday circulation totaled 753,400.

The newspaper division reported an operating loss of $12.8 million in the first quarter of 2011, compared to an operating loss of $13.8 million in the first quarter of 2010. Operating results improved in the first quarter of 2011 due to a $3.1 million loss recorded on an office lease in the first quarter of 2010, offset by a small increase in overall costs. Newsprint expense was even in the first quarter of 2011 compared to the first quarter of 2010.

Television Broadcasting Division. Revenue for the broadcast division declined 2% in the first quarter of 2011 to $72.2 million, from $73.5 million in 2010; operating income for the first quarter of 2011 decreased 6% to $19.6 million, from $20.9 million in the first quarter of 2010. The decline in revenue and operating income is due to the absence of $4.7 million in incremental winter Olympics-related advertising at the Company’s NBC affiliates in the first quarter of 2010, and a $1.8 million decrease in political advertising revenue, offset by increases in other categories.

Other Businesses and Corporate Office. Other businesses includes the operating results of Avenue100 Media Solutions and other small businesses. In the first quarter of 2011, revenues declined substantially due to volume declines as a result of changes implemented at Avenue100 Media Solutions to improve lead quality. Operating results decreased due to these revenue declines, along with increased costs at the Company’s digital businesses managed at the corporate office.

Equity in Earnings (Losses) of Affiliates. The Company’s equity in earnings for the first quarter of 2011 was $3.7 million, compared with losses of $8.1 million in the first quarter of 2010. The change is due to improved results at the Company’s Bowater Mersey Paper Company affiliate.

The Company holds a 49% interest in Bowater Mersey Paper Company, a 16.5% interest in Classified Ventures, LLC and interests in several other affiliates.

Other Non-Operating Income (Expense). The Company recorded other non-operating expense, net, of $24.0 million for the first quarter of 2011, compared to other non-operating expense, net, of $3.3 million for the first quarter of 2010. The 2011 non-operating expense, net, included a $30.7 million write-down of a marketable equity security (Corinthian Colleges, Inc.), offset by a $3.8 million gain on the sale of a cost method investment and $2.7 million in unrealized foreign currency gains and other items. The 2010 non-operating expense, net, included $3.3 million in unrealized foreign currency losses.

Net Interest Expense. The Company incurred net interest expense of $7.0 million for the first quarter of 2011, compared to $7.3 million for the first quarter of 2010. At April 3, 2011, the Company had $399.8 million in borrowings outstanding, at an average interest rate of 7.2%.

Provision for Income Taxes. The effective tax rate for the first quarter of 2011 was 36.8%, compared to 38.4% for the first quarter of 2010.

Discontinued Operations. On September 30, 2010, the Company completed the sale of Newsweek. Consequently, the Company’s income from continuing operations for the prior year excludes magazine publishing operations, which have been reclassified to discontinued operations, net of tax.

Earnings (Loss) Per Share. The calculation of diluted earnings per share for the first quarter of 2011 was based on 8,119,373 weighted average shares outstanding, compared to 9,240,951 for the first quarter of 2010. In the first quarter of 2011, the Company repurchased 281,754 shares of its Class B common stock at a cost of $121.4 million. At April 3, 2011, there were 7,954,157 shares outstanding.

KHE Regulatory Matters

In October 2010, the U.S. Department of Education released rules that address program integrity issues for postsecondary education institutions that participate in Title IV programs. The rules include, among other items, state approval processes, Department of Education program approval processes, revised standards governing the payment of incentive compensation to admissions and financial aid advisors, standards around misrepresentation and the definition of “credit hour.” In March 2011, the Department of Education issued “Dear Colleague Letters” to provide guidance on these regulations, including incentive compensation related to admissions. The Company has taken steps to fully comply with these rules, but cannot currently predict the impact that these rules will have on its operations in the future and related operating results.

In July 2010, the Department of Education released a notice of proposed rulemaking addressing substantive measurements for whether an educational program leads to gainful employment in a recognized occupation for purposes of that program’s eligibility for Title IV funds. The proposed rulemaking addressing the definition of gainful employment includes provisions whereby students at a program level must demonstrate certain levels of student loan repayment and/or a program’s graduates must achieve certain debt-to-income ratios for the institution’s program to remain eligible for participation in the Title IV program. If a program fails to meet some or all of these proposed requirements, then the program’s eligibility to participate in the Title IV program may be restricted or lost entirely. Some of the data needed to compute program eligibility under this proposed regulation are not readily accessible to the institutions, but are compiled by the Department of Education.

The Company cannot currently predict the final form of the gainful employment rule; however, the Department of Education has indicated that the rule will be modified in its final form. The Company cannot currently predict with reasonable accuracy the impact the final regulation would have on its program offerings. However, the final regulation could significantly impact Kaplan’s operating results as some or all institutions owned by Kaplan might be required to limit program offerings to ensure compliance with the final restrictions of the proposed gainful employment rule, which would likely result in reduced enrollments and increased costs. The Company has filed public comments related to the proposed rulemaking on gainful employment. The Department of Education has previously indicated that it plans to issue final rules in 2011 for an effective date on July 1, 2012.

In April 2011, the Department of Education issued revised unofficial trial three-year cohort default rates for the 2008 federal fiscal year. The revised trial rate for Kaplan University was 28%. For the remaining KHE reporting institutions, the revised rates ranged from 17% to 37%. These revised rates are for informational purposes only and no federal sanctions will be imposed based on these rates.

Under regulations referred to as the 90/10 rule, a Kaplan Higher Education OPEID unit would lose its eligibility to participate in the Title IV programs for a period of at least two fiscal years if it derives more than 90% of its receipts from the Title IV programs for two consecutive fiscal years, commencing with the unit’s first fiscal year that ends after August 14, 2008. Any OPEID reporting unit with receipts from the Title IV programs exceeding 90% for a single fiscal year ending after August 14, 2008, would be placed on provisional certification and may be subject to other enforcement measures. In 2011, if current trends continue, management estimates that one OPEID unit of Kaplan Higher Education Campuses (KHEC), representing less than 1% of KHE revenue, would have a 90/10 ratio over 90.0%. However, for 2012, absent changes and if current trends continue, management estimates that 19 OPEID units of KHEC, representing approximately 18% of KHE revenue, would have a 90/10 ratio over 90.0%. Kaplan Higher Education is taking and considering various measures to reduce the percentage of its receipts attributable to Title IV funds, including emphasizing direct-pay and employer-paid education programs; encouraging students to carefully evaluate the amount of Title IV borrowing; and other measures. Although Kaplan is taking steps to address compliance with the 90/10 rule, there can be no guarantee that these measures will be adequate to prevent the 90/10 rule calculations from exceeding 90% in the future.

Financial Condition: Capital Resources and Liquidity

Acquisitions and Dispositions. In the first quarter of 2011, Kaplan acquired one small business in its Kaplan Ventures division. In the first quarter of 2010, Kaplan also made one small acquisition in its Kaplan Ventures division.

In May 2011, Kaplan Australia announced the acquisition of Franklyn Scholar, a leading national provider of work-based vocational training in Australia.

In April 2010, Kaplan sold Education Connection, which was part of the Kaplan Ventures division.

Capital expenditures. During the first three months of 2011, the Company’s capital expenditures totaled $39.3 million. The Company estimates that its capital expenditures will be in the range of $250 million to $275 million in 2011.

Liquidity. The Company’s borrowings have increased by $0.1 million, to $399.8 million at April 3, 2011, as compared to borrowings of $399.7 million at January 2, 2011. At April 3, 2011, the Company has $329.2 million in cash and cash equivalents, compared to $437.7 million at January 2, 2011. The Company had money market investments of $187.4 million and $308.9 million that are classified as cash and cash equivalents in the Company’s condensed consolidated Balance Sheet as of April 3, 2011 and January 2, 2011, respectively.

The Company’s total debt outstanding of $399.8 million at April 3, 2011 included $396.8 million of 7.25% unsecured notes due February 1, 2019 and $3.0 million in other debt.

The Company has a $500 million revolving credit facility that expires in August 2011, which supports the issuance of the Company’s short-term commercial paper and provides for general corporate purposes. The Company did not borrow funds under its commercial paper program or its revolving credit facility in the first quarter of 2011. The Company expects to replace the revolving credit facility with a new revolving credit facility before the end of the second quarter of 2011.

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

During the first quarter of 2011 and 2010, the Company had average borrowings outstanding of approximately $399.7 million and $399.3 million, respectively, at average annual interest rates of approximately 7.2%. During the first quarter of 2011 and 2010, the Company incurred net interest expense of $7.0 million and $7.3 million, respectively.

At April 3, 2011 and January 2, 2011, the Company had working capital of $221.7 million and $353.6 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and, to a lesser extent, through commercial paper borrowings. In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2011.

There were no significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended January 2, 2011.

Forward-Looking Statements

This report contains certain forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to various risks and uncertainties that could cause actual results or events to differ materially from those anticipated in such statements. For more information about these forward-looking statements and related risks, please refer to the section titled “Forward-Looking Statements” in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in the normal course of its business due primarily to its ownership of marketable equity securities, which are subject to equity price risk; to its borrowing and cash-management activities, which are subject to interest rate risk; and to its foreign business operations, which are subject to foreign exchange rate risk. The Company’s market risk disclosures set forth in its 2010 Annual Report filed on Form 10-K have not otherwise changed significantly.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of April 3, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President-Finance, in a manner that allows timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 3, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended April 3, 2011, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
Jan. 3 - Feb. 6, 2011	72,988	$431.81	66,783	359,007
Feb. 7 - Mar. 6, 2011	34,184	428.70	34,184	324,823
Mar. 7 - Apr. 3, 2011	174,582	430.80	174,582	150,241

Total	281,754	$430.81	275,549

*	On September 23, 2010, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 750,000 shares of its Class B Common Stock. There is no expiration date for that authorization. In the first quarter of 2011, 6,205 shares were purchased from recipients of vested awards of restricted shares at market price. Under the Company’s Incentive Compensation Plan, the Compensation Committee may permit the recipient of a vested award of restricted shares of the Company’s Class B Common Stock to receive some or all of the value of the award in cash rather than in shares.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.3	By-Laws of the Company as amended and restated through November 8, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 14, 2007).

4.1	Second Supplemental Indenture dated January 30, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor to The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 30, 2009).

4.2	Five Year Credit Agreement dated as of August 8, 2006, among the Company, Citibank, N.A., JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, SunTrust Bank, The Bank of New York, PNC Bank, National Association, Bank of America, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY
(Registrant)

Date: May 11, 2011	/s/ Donald E. Graham
Donald E. Graham,
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2011	/s/ Hal S. Jones
Hal S. Jones,
Senior Vice President-Finance
(Principal Financial Officer)