Form 10-Q
period 2011-07-03
WASHINGTON POST CO
filed 2011-08-11
CIK 104889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 3, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

Shares outstanding at August 5, 2011:

Class A Common Stock	1,229,383 Shares
Class B Common Stock	6,702,037 Shares

THE WASHINGTON POST COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Washington Post Company

Condensed Consolidated Statements of Operations

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands, except per share amounts)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Operating revenues
Education	$628,701	$742,921	$1,258,728	$1,441,257
Advertising	193,352	207,241	370,736	391,423
Circulation and subscriber	216,607	215,995	431,130	429,449
Other	34,337	31,253	65,413	64,266

	1,072,997	1,197,410	2,126,007	2,326,395

Operating costs and expenses
Operating	500,204	471,525	975,489	936,897
Selling, general and administrative	420,956	490,414	874,214	979,510
Depreciation of property, plant and equipment	63,908	61,024	127,138	122,482
Amortization of intangible assets	6,836	7,549	13,057	14,009

	991,904	1,030,512	1,989,898	2,052,898

Operating income	81,093	166,898	136,109	273,497
Other income (expense)
Equity in earnings (losses) of affiliates	3,138	2,027	6,875	(6,082)
Interest income	997	599	1,979	925
Interest expense	(7,960)	(7,598)	(15,921)	(15,177)
Other, net	(2,591)	(3,807)	(26,623)	(7,128)

Income from continuing operations before income taxes	74,677	158,119	102,419	246,035
Provision for income taxes	27,500	56,400	37,800	90,100

Income from continuing operations	47,177	101,719	64,619	155,935
Loss from discontinued operations, net of tax	(1,414)	(9,592)	(3,227)	(17,980)

Net income	45,763	92,127	61,392	137,955
Net loss attributable to noncontrolling interests	40	8	26	20

Net income attributable to The Washington Post Company	45,803	92,135	61,418	137,975
Redeemable preferred stock dividends	(230)	(231)	(691)	(692)

Net income attributable to The Washington Post Company common stockholders	$45,573	$91,904	$60,727	$137,283

Amounts attributable to The Washington Post Company common stockholders:
Income from continuing operations	$46,987	$101,496	$63,954	$155,263
Loss from discontinued operations, net of tax	(1,414)	(9,592)	(3,227)	(17,980)

Net income attributable to The Washington Post Company common stockholders	$45,573	$91,904	$60,727	$137,283

Per share information attributable to The Washington Post Company common stockholders:
Basic income per common share from continuing operations	$5.92	$11.04	$7.97	$16.86
Basic loss per common share from discontinued operations	(0.18)	(1.04)	(0.40)	(1.95)

Basic net income per common share	$5.74	$10.00	$7.57	$14.91

Basic average number of common shares outstanding	7,852	9,126	7,949	9,150

Diluted income per common share from continuing operations	$5.92	$11.04	$7.97	$16.86
Diluted loss per common share from discontinued operations	(0.18)	(1.04)	(0.40)	(1.95)

Diluted net income per common share	$5.74	$10.00	$7.57	$14.91

Diluted average number of common shares outstanding	7,933	9,193	8,026	9,217

The Washington Post Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Net income	$45,763	$92,127	$61,392	$137,955

Other comprehensive (loss) income
Foreign currency translation adjustment	5,088	(11,256)	13,058	(13,866)
Change in unrealized (loss) gain on available-for-sale securities	(22,315)	(80,751)	(15,105)	5,363
Pension and other postretirement plan adjustments	(593)	142	(5,800)	(3,396)
Less reclassification adjustment for write-down on available-for-sale security included in net income	—	—	30,696	—

	(17,820)	(91,865)	22,849	(11,899)

Income tax benefit (expense) related to other comprehensive (loss) income	9,100	33,008	(6,269)	(1,428)

	(8,720)	(58,857)	16,580	(13,327)

Comprehensive income	37,043	33,270	77,972	124,628

Comprehensive (loss) income attributable to noncontrolling interests	(3)	21	(38)	33

Total comprehensive income attributable to The Washington Post Company	$37,040	$33,291	$77,934	$124,661

The Washington Post Company

Condensed Consolidated Balance Sheets

	July 3, 2011	January 2, 2011
(In thousands)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$299,362	$437,740
Restricted cash	20,452	31,138
Investments in marketable equity securities and other investments	366,140	373,750
Accounts receivable, net	388,106	397,024
Income taxes receivable	26,245	33,307
Deferred income taxes	16,372	15,318
Inventories	8,142	4,984
Other current assets	80,429	68,637

Total current assets	1,205,248	1,361,898
Property, plant and equipment, net	1,168,596	1,200,726
Investments in affiliates	32,687	31,637
Goodwill, net	1,463,191	1,376,357
Indefinite-lived intangible assets, net	536,802	530,816
Amortized intangible assets, net	59,024	61,242
Prepaid pension cost	541,974	538,753
Deferred charges and other assets	72,257	56,938
Noncurrent assets of discontinued operations	12,715	—

Total assets	$5,092,494	$5,158,367

Liabilities and Equity
Current liabilities
Accounts payable and accrued liabilities	$642,957	$626,188
Deferred revenue	379,487	379,089
Dividends declared	18,866	—
Short-term borrowings	3,219	3,000

Total current liabilities	1,044,529	1,008,277
Postretirement benefits other than pensions	66,374	64,342
Accrued compensation and related benefits	213,912	231,034
Other liabilities	114,764	119,036
Deferred income taxes	522,029	506,405
Long-term debt	402,328	396,650
Noncurrent liabilities of discontinued operations	1,715	—

Total liabilities	2,365,651	2,325,744
Redeemable noncontrolling interest	6,707	6,733
Redeemable preferred stock	11,295	11,526
Preferred stock	—	—
Common shareholders’ equity
Common stock	20,000	20,000
Capital in excess of par value	247,118	249,719
Retained earnings	4,524,621	4,520,332
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	50,157	37,606
Unrealized gain on available-for-sale securities	80,061	70,707
Unrealized gain on pensions and other postretirement plans	68,501	73,826
Cost of Class B common stock held in treasury	(2,281,617)	(2,157,826)

Total common shareholders’ equity	2,708,841	2,814,364

Noncontrolling interests	—	—

Total equity	2,708,841	2,814,364

Total liabilities and equity	$5,092,494	$5,158,367

The Washington Post Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Twenty-Six Weeks Ended
(In thousands)	July 3, 2011	July 4, 2010
Cash flows from operating activities:
Net income	$61,392	$137,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	128,973	125,633
Amortization of intangible assets	14,215	14,120
Net pension benefit	(1,747)	(1,199)
Multiemployer pension plan withdrawal charge	—	17,700
Early retirement program expense	430	—
Foreign exchange (gain) loss	(3,031)	7,099
Net loss on write-down of marketable equity securities	30,696	—
Equity in (earnings) losses of affiliates, net of distributions	(6,875)	6,082
Provision (benefit) for deferred income taxes	4,798	(20,818)
Net loss on sale or write-down of property, plant and equipment and other assets	5,638	8,677
Change in assets and liabilities:
Decrease in accounts receivable, net	43,375	27,970
(Increase) decrease in inventories	(3,158)	4,458
Decrease in accounts payable and accrued liabilities	(44,888)	(21,763)
Decrease in deferred revenue	(28,216)	(10,557)
Income taxes receivable/payable	6,655	16,441
(Increase) decrease in other assets and other liabilities, net	(28,840)	4,226
Other	597	1,294

Net cash provided by operating activities	180,014	317,318

Cash flows from investing activities:
Purchases of property, plant and equipment	(92,842)	(84,835)
Net proceeds from sale of business	—	23,176
Proceeds from sale of property, plant and equipment and other assets	7,913	12,343
Investments in certain businesses, net of cash acquired	(79,065)	(3,626)
Investments in marketable equity securities and other investments	(4,928)	(2,699)
Other	(36)	781

Net cash used in investing activities	(168,958)	(54,860)

Cash flows from financing activities:
Common shares repurchased	(131,520)	(43,482)
Dividends paid	(38,262)	(41,997)
Other	16,298	9,593

Net cash used in financing activities	(153,484)	(75,886)

Effect of currency exchange rate change	4,050	(5,218)

Net (decrease) increase in cash and cash equivalents	(138,378)	181,354
Beginning cash and cash equivalents	437,740	477,673

Ending cash and cash equivalents	$299,362	$659,027

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

Financial Periods – The Company generally reports on a thirteen week fiscal quarter ending on the Sunday nearest the calendar quarter-end. The fiscal quarters for 2011 and 2010 ended on July 3, 2011, April 3, 2011, July 4, 2010 and April 4, 2010, respectively. With the exception of the newspaper publishing operations and the corporate office, subsidiaries of the Company report on a calendar-quarter basis.

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the thirteen and twenty-six weeks ended July 3, 2011 and July 4, 2010 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011.

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

Note 2: Discontinued Operations

On May 16, 2011, Kaplan entered into an agreement to sell Kaplan Virtual Education. Under the terms of the asset purchase agreement, the buyer will receive Kaplan Virtual Education’s intellectual property, education programs and selected other long-lived assets. The transaction closed in July 2011. The resulting gain or loss at closing is not expected to be material to the financial position of the Company. The assets and liabilities of Kaplan Virtual Education have been classified on the Company’s condensed balance sheet as assets and liabilities of discontinued operations as of July 3, 2011. The Company did not reclassify its condensed consolidated balance sheet as of January 2, 2011 to reflect the discontinued operations.

In April 2010, Kaplan completed the sale of Education Connection and in September 2010, the Company completed the sale of Newsweek magazine. The results of operations of Kaplan Virtual Education, Education Connection and the magazine publishing division for the second quarter and first six months of 2011 and 2010, where applicable, are included in the Company’s condensed consolidated statements of income as “Loss from discontinued operations, net of tax.” All corresponding prior period operating results presented in the Company’s condensed consolidated financial statements and the accompanying notes have been reclassified to reflect the discontinued operations presented. The Company did not reclassify its condensed consolidated statements of cash flows to reflect the discontinued operations.

Newsweek employees were participants in The Washington Post Company Retirement Plan, and the Company had historically allocated Newsweek a net pension credit for segment reporting purposes. Since the associated pension assets and liabilities were retained by the Company, the associated credit of $8.8 million and $17.1 million, respectively, for the second quarter and six months of 2010 has been excluded from the reclassification of Newsweek results to discontinued operations. In the second quarter of 2010, Newsweek recorded $3.9 million in accelerated depreciation and property, plant and equipment write-downs.

The summarized loss from discontinued operations, net of tax, for the first half of 2011 and 2010 is presented below (in thousands):

	Second Quarter Period		Six Month Period
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Operating revenues	$12,879	$40,256	$23,481	$82,429
Operating costs and expenses	(15,093)	(48,285)	(28,708)	(104,546)

Loss from discontinued operations	(2,214)	(8,029)	(5,227)	(22,117)
Benefit from income taxes	(800)	(3,600)	(2,000)	(9,300)

Net loss from discontinued operations	(1,414)	(4,429)	(3,227)	(12,817)
Loss on sale of discontinued operations	—	(1,363)	—	(1,363)
Provision for income taxes on sale of discontinued operations	—	3,800	—	3,800

Loss from discontinued operations, net of tax	$(1,414)	$(9,592)	$(3,227)	$(17,980)

The following table summarizes the quarterly operating results of the Company for 2010 and the first quarter of 2011, following the reclassification of the operations discussed above as discontinued operations (in thousands):

	Thirteen Weeks Ended
	April 3, 2011	January 2, 2011	October 3, 2010	July 4, 2010	April 4, 2010
Operating revenues
Education	$630,027	$695,619	$741,156	$742,921	$698,336
Advertising	177,384	241,650	200,532	207,241	184,182
Circulation and subscriber	214,523	214,464	213,377	215,995	213,454
Other	31,076	34,106	32,495	31,253	33,013

	1,053,010	1,185,839	1,187,560	1,197,410	1,128,985

Operating costs and expenses
Operating	475,285	496,694	473,328	471,525	465,372
Selling, general and administrative	453,258	467,880	481,436	490,414	489,096
Depreciation of property, plant and equipment	63,230	63,901	60,939	61,024	61,458
Amortization of intangible assets	6,221	6,495	6,466	7,549	6,460
Impairment of goodwill and other long-lived assets	—	—	27,477	—	—

	997,994	1,034,970	1,049,646	1,030,512	1,022,386

Operating income	55,016	150,869	137,914	166,898	106,599
Other income (expense)
Equity in earnings (losses) of affiliates	3,737	(191)	2,140	2,027	(8,109)
Interest income	982	1,051	600	599	326
Interest expense	(7,961)	(7,693)	(7,633)	(7,598)	(7,579)
Other, net	(24,032)	2,157	12,486	(3,807)	(3,321)

Income from continuing operations before income taxes	27,742	146,193	145,507	158,119	87,916
Provision for income taxes	10,300	68,100	59,600	56,400	33,700

Income from continuing operations	17,442	78,093	85,907	101,719	54,216
(Loss) gain from discontinued operations, net of tax	(1,813)	896	(24,831)	(9,592)	(8,388)

Net income	15,629	78,989	61,076	92,127	45,828
Net (income) loss attributable to noncontrolling interests	(14)	(2)	76	8	12

Net income attributable to The Washington Post Company	15,615	78,987	61,152	92,135	45,840
Redeemable preferred stock dividends	(461)	—	(230)	(231)	(461)

Net income attributable to The Washington Post Company common stockholders	$15,154	$78,987	$60,922	$91,904	$45,379

Amounts attributable to The Washington Post Company common stockholders:
Income from continuing operations	$16,967	$78,091	$85,753	$101,496	$53,767
(Loss) gain from discontinued operations, net of tax	(1,813)	896	(24,831)	(9,592)	(8,388)

Net income attributable to the Washington Post Company common stockholders	$15,154	$78,987	$60,922	$91,904	$45,379

Per share information attributable to The Washington Post Company common stockholders:
Basic income per common share from continuing operations	$2.09	$9.31	$9.64	$11.04	$5.82
Basic (loss) income per common share from discontinued operations	(0.22)	0.11	(2.79)	(1.04)	(0.91)

Basic net income per common share	$1.87	$9.42	$6.85	$10.00	$4.91

Diluted income per common share from continuing operations	$2.09	$9.31	$9.63	$11.04	$5.82
Diluted (loss) income per common share from discontinued operations	(0.22)	0.11	(2.79)	(1.04)	(0.91)

Diluted net income per common share	$1.87	$9.42	$6.84	$10.00	$4.91

The following table summarizes the operating results of the Company for fiscal year 2010 and 2009, following the reclassification of Kaplan Virtual Education and Education Connection as discontinued operations (in thousands):

	Fiscal Year Ended
	January 2, 2011	January 3, 2010
Operating revenues
Education	$2,878,032	$2,595,802
Advertising	833,605	778,158
Circulation and subscriber	857,290	845,848
Other	130,867	125,872

	4,699,794	4,345,680

Operating costs and expenses
Operating	1,906,919	1,852,166
Selling, general and administrative	1,928,826	1,878,310
Depreciation of property, plant and equipment	247,322	291,221
Amortization of intangible assets	26,970	26,294
Impairment of goodwill and other long-lived assets	27,477	25,387

	4,137,514	4,073,378

Operating income	562,280	272,302
Other income (expense)
Equity in losses of affiliates	(4,133)	(29,421)
Interest income	2,576	2,597
Interest expense	(30,503)	(31,565)
Other, net	7,515	13,197

Income from continuing operations before income taxes	537,735	227,110
Provision for income taxes	217,800	81,800

Income from continuing operations	319,935	145,310
Loss from discontinued operations, net of tax	(41,915)	(54,110)

Net income	278,020	91,200
Net loss attributable to noncontrolling interests	94	1,574

Net income attributable to The Washington Post Company	278,114	92,774
Redeemable preferred stock dividends	(922)	(928)

Net income attributable to The Washington Post Company common stockholders	$277,192	$91,846

Amounts attributable to The Washington Post Company common stockholders:
Income from continuing operations	$319,107	$145,956
Loss from discontinued operations, net of tax	(41,915)	(54,110)

Net income attributable to The Washington Post Company common stockholders	$277,192	$91,846

Per share information attributable to The Washington Post Company common stockholders:
Basic income per common share from continuing operations	$35.76	$15.54
Basic loss per common share from discontinued operations	(4.70)	(5.76)

Basic net income per common share	$31.06	$9.78

Diluted income per common share from continuing operations	$35.74	$15.54
Diluted loss per common share from discontinued operations	(4.70)	(5.76)

Diluted net income per common share	$31.04	$9.78

Note 3: Investments

Investments in marketable equity securities at July 3, 2011 and January 2, 2011 consist of the following (in thousands):

	July 3, 2011	January 2, 2011
Total cost	$192,368	$223,064
Net unrealized gains	133,437	117,846

Total fair value	$325,805	$340,910

There were no new investments or sales of marketable equity securities in the first six months of 2011 and 2010.

At the end of the first quarter of 2011, the Company’s investment in Corinthian Colleges, Inc. had been in an unrealized loss position for over six months. The Company evaluated this investment for other-than-temporary impairment based on various factors, including the duration and severity of the unrealized loss, the reason for the decline in value and the potential recovery period, and the Company’s ability and intent to hold the investment. In the first quarter of 2011, the Company concluded the loss was other-than-temporary and recorded a $30.7 million write-down on the investment. The Company’s investment in Corinthian Colleges, Inc. accounted for $33.5 million of the total fair value of the Company’s investments in marketable equity securities at July 3, 2011.

Note 4: Acquisitions and Dispositions

In the first six months of 2011, the Company acquired four businesses totaling $127.2 million, including assumed debt of $5.5 million and other assumed liabilities. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition; most of the purchase price for these acquisitions has been allocated to goodwill, other intangible assets, and property, plant and equipment on a preliminary basis.

In the second quarter of 2011, Kaplan acquired three businesses in its Kaplan International division. These acquisitions included Kaplan’s May 2011 acquisitions of Franklyn Scholar and Carrick Education Group, leading national providers of vocational training and higher education in Australia. In June 2011, Kaplan acquired Structuralia, a provider of e-learning for the engineering and infrastructure sector in Spain.

In July 2011, Kaplan sold Kaplan Virtual Education, which was part of Kaplan Ventures.

In the second quarter of 2010, the Company made two small acquisitions in its Other Businesses and Cable divisions. In the first quarter of 2010, Kaplan made one small acquisition in its Kaplan Ventures division. In April 2010, Kaplan sold Education Connection, which was part of Kaplan Ventures.

Note 5: Goodwill and Other Intangible Assets

The education division made several changes to its operating and reporting structure in the first quarter of 2011, changing the composition of the reporting units within Kaplan Test Preparation, Kaplan Ventures and Kaplan Higher Education (see Note 12). The changes resulted in the reassignment of the assets and liabilities to the reporting units affected. The goodwill was allocated to the reporting units affected using the relative fair value approach.

The Company amortizes the recorded values of its amortized intangible assets over their estimated useful lives. Amortization of intangible assets for the thirteen weeks ended July 3, 2011 and July 4, 2010 was $7.4 million and $7.6 million, respectively. Amortization of intangible assets for the twenty-six weeks ended July 3, 2011 and July 4, 2010 was $14.2 million and $14.1 million, respectively. Amortization of intangible assets is estimated to be approximately $14 million for the remainder of 2011, $15 million in 2012, $11 million in 2013, $6 million in 2014, $4 million in 2015, $3 million in 2016 and $5 million thereafter.

The changes in the carrying amount of goodwill related to continuing operations, by segment, for the twenty-six weeks ended July 3, 2011 are as follows (in thousands):

	Education	Cable Television	Newspaper Publishing	Television Broadcasting	Other Businesses	Total
Balance as of January 2, 2011:
Goodwill	$1,073,089	$85,488	$81,183	$203,165	$100,152	$1,543,077
Accumulated impairment losses	(15,529)	—	(65,772)	—	(85,419)	(166,720)

	1,057,560	85,488	15,411	203,165	14,733	1,376,357
Acquisitions	74,359	—	—	—	—	74,359
Reclassification to discontinued operations	(3,646)	—	—	—	—	(3,646)
Foreign currency exchange rate changes and other	16,121	—	—	—	—	16,121

Balance as of July 3, 2011
Goodwill	1,159,923	85,488	81,183	203,165	100,152	1,629,911
Accumulated impairment losses	(15,529)	—	(65,772)	—	(85,419)	(166,720)

	$1,144,394	$85,488	$15,411	$203,165	$14,733	$1,463,191

	Higher Education	Test Preparation	Kaplan International	Kaplan Ventures	Kaplan Corporate and Other	Total
Balance as of January 2, 2011:
Goodwill	$335,226	$229,486	$444,940	$63,437	$—	$1,073,089
Accumulated impairment losses	—	(7,037)	—	(8,492)	—	(15,529)

	335,226	222,449	444,940	54,945	—	1,057,560
Reallocation, net (Note 12)	91,043	(70,262)	—	(20,781)	—	—
Acquisitions	422	—	70,519	3,418	—	74,359
Reclassification to discontinued operations	—	—	—	(3,646)	—	(3,646)
Foreign currency exchange rate changes and other	105	—	14,164	1,852	—	16,121

Balance as of July 3, 2011
Goodwill	433,833	152,187	529,623	44,280	—	1,159,923
Accumulated impairment losses	(7,037)	—	—	(8,492)	—	(15,529)

	$426,796	$152,187	$529,623	$35,788	$—	$1,144,394

Other intangible assets consist of the following (in thousands):

		As of July 3, 2011			As of January 2, 2011
	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Non-compete agreements	2-5 years	$44,033	$38,985	$5,048	$43,940	$33,570	$10,370
Student and customer relationships	2-10 years	75,929	44,466	31,463	66,510	41,958	24,552
Databases and technology	3-5 years	10,514	4,861	5,653	10,514	2,921	7,593
Trade names and trademarks	2-10 years	29,618	17,062	12,556	29,053	15,330	13,723
Other	1-25 years	10,085	5,781	4,304	11,502	6,498	5,004

		$170,179	$111,155	$59,024	$161,519	$100,277	$61,242

Indefinite-lived intangible assets:
Franchise agreements		$496,166			$496,166
Wireless licenses		22,150			22,150
Licensure and accreditation		7,878			7,877
Other		10,608			4,623

		$536,802			$530,816

Note 6: Borrowings

The Company’s borrowings consist of the following (in thousands):

	July 3, 2011	January 2, 2011
7.25% unsecured notes due February 1, 2019	$396,858	$396,650
Other indebtedness	8,689	3,000

Total	405,547	399,650
Less: current portion	(3,219)	(3,000)

Total long-term debt	$402,328	$396,650

The Company’s other indebtedness at July 3, 2011 and January 2, 2011 is at an interest rate of 0% to 6% and matures from 2011 to 2016.

During the second quarter of 2011 and 2010, the Company had average borrowings outstanding of approximately $401.2 million and $399.4 million, respectively, at average annual interest rates of approximately 7.2%. During the second quarter of 2011 and 2010, the Company incurred net interest expense of $7.0 million.

During the first six months of 2011 and 2010, the Company had average borrowings outstanding of approximately $400.6 million and $399.4 million, respectively, at average annual interest rates of approximately 7.2%. During the first six months of 2011 and 2010, the Company incurred net interest expense of $13.9 million and $14.3 million, respectively.

On June 17, 2011, The Washington Post Company (the “Company”) terminated its U.S. $500,000,000 five year revolving credit agreement, dated as of August 8, 2006, among the Company, the lenders party thereto and Citibank, N.A. (the “2006 Credit Agreement”), in connection with the entrance into a new revolving credit facility. No borrowings were outstanding under the 2006 Credit Agreement at the time of termination. On June 17, 2011, the Company entered into a credit agreement (the “Credit Agreement”) providing for a new U.S. $450 million, AUS $50 million four year revolving credit facility (the “Facility”), with each of the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent (“JP Morgan”), and J.P. Morgan Australia Limited, as Australian Sub-Agent. The Facility consists of two tranches: (a) U.S. $450 million and (b) AUS $50 million (subject, at the Company’s option, to conversion of the unused Australian dollar commitments into U.S. dollar commitments at a specified exchange rate). The Credit Agreement provides for an option to increase the total U.S. dollar commitments up to an aggregate amount of U.S. $700 million. The Facility replaced the Company’s 2006 Credit Agreement. The Company is required to pay a facility fee on a quarterly basis, based on the Company’s long-term debt ratings, of between 0.08% and 0.20% of the amount of the Facility. Any borrowings are made on an unsecured basis and bear interest at (a) for U.S. dollar borrowings, at the Company’s option, either (i) a fluctuating interest rate equal to the highest of JPMorgan’s prime rate, 0.50 percent above the Federal funds rate or the one-month eurodollar rate plus 1%, or (ii) the eurodollar rate for the applicable interest period, or (b) for Australian dollar borrowings, the bank bill rate, in each case plus an applicable margin that depends on the Company’s long-term debt ratings. The Facility supports the issuance of the Company’s commercial paper, but the Company may also draw on the facility for other general corporate purposes. The Facility will expire on June 17, 2015, unless the Company and the banks agree to extend the term. Any outstanding borrowings must be repaid on or prior to the final termination date. The Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type and, among other things, requires the Company to maintain at least $1.5 billion of consolidated shareholders’ equity. The Company did not borrow funds under its commercial paper program or its revolving credit facility in the first half of 2011.

At July 3, 2011, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $463.1 million, compared with the carrying amount of $396.9 million. At January 2, 2011, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $457.2 million, compared with the carrying amount of $396.7 million. The carrying value of the Company’s other unsecured debt at July 3, 2011 approximates fair value.

Note 7: Earnings Per Share

The Company’s earnings per share from continuing operations (basic and diluted) for the second quarter and first six months of 2011 and 2010 are presented below (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Income from continuing operations attributable to The Washington Post Company common shareholders	$46,987	$101,496	$63,954	$155,263
Less: Amount attributable to participating securities	(480)	(717)	(631)	(1,118)

Basic income from continuing operations attributable to The Washington Post Company common shareholders	$46,507	$100,779	$63,323	$154,145

Plus: Amount attributable to participating securities	480	717	631	1,118

Diluted income from continuing operations attributable to The Washington Post Company common shareholders	$46,987	$101,496	$63,954	$155,263

Basic weighted average shares outstanding	7,852	9,126	7,949	9,150
Effect of dilutive shares:
Stock options and restricted stock	81	67	77	67

Diluted weighted average shares outstanding	7,933	9,193	8,026	9,217

Income per share from continuing operations attributable to The Washington Post Company common shareholders:
Basic	$5.92	$11.04	$7.97	$16.86

Diluted	$5.92	$11.04	$7.97	$16.86

The diluted earnings per share amounts for the second quarter of 2011 and the first six months of 2011 exclude the effects of 89,850 and 79,850 stock options outstanding, respectively, as their inclusion would have been antidilutive. The diluted earnings per share amounts for the second quarter of 2010 and the first six months of 2010 exclude the effects of 51,275 stock options outstanding, as their inclusion would have been antidilutive.

In the second quarter and the first six months of 2011, the Company declared regular dividends totaling $2.35 and $7.05 per share, respectively.

Note 8: Pension and Postretirement Plans

Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans for the second quarter and six months ended July 3, 2011 and July 4, 2010, included in income from continuing operations, consists of the following components (in thousands):

	Pension Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Service cost	$6,760	$6,835	$13,974	$14,133
Interest cost	14,964	14,993	30,069	30,187
Expected return on assets	(24,064)	(23,688)	(47,553)	(47,711)
Amortization of transition asset	—	(7)	—	(14)
Amortization of prior service cost	882	1,103	1,763	2,206

Net periodic benefit	(1,458)	(764)	(1,747)	(1,199)
Early retirement programs expense	—	—	430	—

Total benefit	$(1,458)	$(764)	$(1,317)	$(1,199)

The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) for the second quarter and six months ended July 3, 2011 and July 4, 2010, including a portion included in income from discontinued operations, consists of the following components (in thousands):

	SERP
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Service cost	$380	$344	$760	$689
Interest cost	1,084	1,072	2,168	2,144
Amortization of prior service cost	65	102	130	203
Recognized actuarial loss	353	238	706	476

Total cost	$1,882	$1,756	$3,764	$3,512

Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. As of June 30, 2011 and December 31, 2010, the assets of the Company’s pension plans were allocated as follows:

	Pension Plan Asset Allocations
	June 30, 2011	December 31, 2010
U.S. equities	65%	66%
U.S. fixed income	12%	19%
International equities	23%	15%

Total	100%	100%

Essentially all of the assets are actively managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both of these managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval by the Plan administrator. In June 2011, the Company increased the limit on international stocks to no more than 24% of the assets at the time of the investment. None of the assets is managed internally by the Company.

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

The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of June 30, 2011. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At June 30, 2011 the Company held common stock in one investment which exceeded 10% of total plan assets. This investment was valued at $247.5 million and $134.8 million at June 30, 2011 and December 31, 2010, respectively, or approximately 14% and 8%, respectively, of total plan assets. Assets also included $155.8 million and $161.6 million of Berkshire Hathaway Class A and Class B common stock at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011 the Company held investments in one foreign country which exceeded 10% of total plan assets. These investments were valued at $270.7 million and $155.0 million at June 30, 2011 and December 31, 2010, respectively, or approximately 15% and 9%, respectively, of total plan assets.

Other Postretirement Plans. The total (benefit) cost arising from the Company’s other postretirement plans for the second quarter and six months ended July 3, 2011 and July 4, 2010, including a portion included in income from discontinued operations, consists of the following components (in thousands):

	Postretirement Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Service cost	$718	$846	$1,436	$1,693
Interest cost	765	998	1,531	1,995
Amortization of prior service credit	(1,412)	(1,288)	(2,825)	(2,575)
Recognized actuarial gain	(480)	(512)	(960)	(1,025)

Total periodic (benefit) cost	$(409)	$44	$(818)	$88

Multiemployer Pension Plans. In July 2010, the Washington Post notified the union and the CWA-ITU Negotiated Pension Plan (the Plan) of its unilateral withdrawal from the Plan effective November 30, 2010. In connection with this action, The Washington Post recorded a $17.7 million charge in the second quarter of 2010 based on an estimate of the withdrawal liability.

Note 9: Other Non-Operating (Expense) Income

A summary of non-operating (expense) income for the thirteen and twenty-six weeks ended July 3, 2011 and July 4, 2010, is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Impairment write-down on a marketable equity security	$—	$—	$(30,696)	$—
Foreign currency gains (losses), net	331	(3,751)	3,031	(7,099)
Gain on sale of cost method investments	199	—	4,031	—
Impairment write-down on a cost method investment	(3,148)	—	(3,148)	—
Other, net	27	(56)	159	(29)

Total	$(2,591)	$(3,807)	$(26,623)	$(7,128)

Note 10: Contingencies

Litigation and Legal Matters.

The Company is involved in various legal proceedings that arise in the ordinary course of its business. Although the outcome of the legal claims and proceedings against the Company cannot be predicted with certainty, based on currently available information, management believes that there are no existing claims or proceedings that are likely to have a material effect on the Company’s business, financial condition, results of operations or cash flows.

Also, based on currently available information, management is of the opinion that the exposure to future material losses from existing legal proceedings is not reasonably possible, or that future material losses in excess of the amounts accrued are not reasonably possible.

On July 22, 2011, Kaplan Higher Education finalized a comprehensive agreement to terminate the pending inquiries and related matters involving the Surgical Technology program previously offered at its CHI-Broomall campus in Broomall, Pennsylvania. The Surgical Technology program at CHI-Broomall ceased enrolling students in 2008. The agreement: (a) concludes the inquiry by the Assistant U.S. Attorney in the Civil Division of the U.S. Attorney’s Office for the Eastern District of Pennsylvania into the Surgical Technology program previously offered at the CHI-Broomall campus; (b)

concludes, but for the issuance of a final determination, the program review by the U.S. Department of Education into that Surgical Technology program and the CHI-Broomall campus; and (c) fully resolves and dismisses with prejudice a previously-sealed federal False Claims Act complaint relating to that Surgical Technology program, which had been filed by a former employee. The agreement terminates each of these matters without any admission of wrongdoing. The total amount of all required payments by CHI-Broomall under the agreement is $1.6 million. On July 22, 2011, the U.S. Attorney’s Office for the Eastern District of Pennsylvania filed a motion in the U.S. District Court for the Eastern District of Pennsylvania, in the previously-sealed case captioned United States ex rel. Goodstein v. Kaplan, Inc. et al. (No. 07-1491), seeking to unseal the case docket, along with a notice of intervention in the case solely for the purpose of resolving and dismissing the case pursuant to the agreement described above.

On July 20, 2011, the Company received a subpoena from the office of the Delaware Attorney General, seeking information about Delaware residents who attended Kaplan Higher Education schools from 2006 to 2010. Kaplan intends to cooperate with the Delaware Attorney General in connection with the subpoena and any further actions that may occur.

DOE Program Reviews. The U.S. Department of Education (DOE) has undertaken Program Reviews at various Kaplan Higher Education (KHE) campus locations and at Kaplan University. Currently, there are six pending Program Reviews, including two that are scheduled to take place before the end of the third quarter of 2011. Therefore, the results of these open reviews and their impact on Kaplan’s operations are uncertain.

Texas Workforce Commission Notification. On July 18, 2011, the Texas Workforce Commission (TWC) notified KHE that 10 programs at 9 Texas campuses have been placed on “conditional approval” status due to unsatisfactory placement rates. These campuses will be required to report placement rates from September 1, 2010 through August 31, 2011 for these programs to the TWC on December 1, 2011; programs for which the placement rate falls below 60% may be subject to a hold on accepting new enrollments, which most likely would take effect in the first quarter of 2012. There are approximately 550 students enrolled in these programs.

Other. The UK Border Agency issued revised immigration rules which became operational on April 21, 2011. Students from outside the European Economic Area (EEA) and Switzerland who were issued a Confirmation of Acceptance for Studies (CAS) after July 4, 2011 will be given permission to work part-time during their studies only if they attend an institution which qualifies as a “Higher Education Institution” (HEI). Many of the Kaplan UK international students currently work part-time. Kaplan UK is not in receipt of public funding for the courses upon which international students study and, therefore, does not qualify as an HEI. Also, certain Kaplan UK schools have gained, applied for or are in the process of applying for Highly Trusted Sponsor status (HTS). Without HTS, these schools cannot issue CASs to potential incoming international students starting in April 2012. These rules have the potential to adversely impact the number of international students studying at Kaplan UK.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value	Level 1	Level 2
At July 3, 2011:
Assets:
Money market investments(1)	$100,324	$—	$100,324
Marketable equity securities(3)	325,805	325,805	—
Other current investments(4)	40,335	14,529	25,806

Total financial assets	$466,464	$340,334	$126,130

Liabilities:
Deferred compensation plan liabilities (5)	$65,941	$—	$65,941
7.25% unsecured notes(6)	463,080	—	463,080

Total financial liabilities	$529,021	$—	$529,021

	Fair Value	Level 1	Level 2
At January 2, 2011:
Assets:
Money market investments (2)	$308,927	$—	$308,927
Marketable equity securities(3)	340,910	340,910	—
Other current investments(4)	32,840	11,835	21,005

Total financial assets	$682,677	$352,745	$329,932

Liabilities:
Deferred compensation plan liabilities (5)	$69,226	$—	$69,226
7.25% unsecured notes(6)	457,200	—	457,200

Total financial liabilities	$526,426	$—	$526,426

(1)	The Company’s money market investments at July 3, 2011 are included in cash and cash equivalents.
(2)	The Company’s money market investments at January 2, 2011 are included in cash, cash equivalents and restricted cash.
(3)	The Company’s investments in marketable equity securities are classified as available-for-sale.
(4)	Includes U.S. Government Securities, corporate bonds, mutual funds and time deposits (with original maturities greater than 90 days, but less than one year).
(5)	Includes The Washington Post Company Deferred Compensation Plan and supplemental savings plan benefits under The Washington Post Company Supplemental Executive Retirement Plan, which are included in accrued compensation and related benefits.
(6)	See Note 6 for the carrying amount of these notes.

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

In the first quarter of 2011, Kaplan made several changes to its operating and reporting structure. Kaplan’s domestic professional training business was moved from Test Preparation to Kaplan Higher Education and Kaplan Continuing Education moved from Kaplan Ventures to Kaplan Higher Education. These businesses were integrated with Kaplan University to become part of the Kaplan University School of Continuing and Professional Education. Also, Kaplan sold Kaplan Virtual Education in July 2011 and Education Connection in April 2010; therefore, the education division’s operating results exclude these businesses. Segment operating results of the education division have been restated to reflect these changes.

Cable television operations consist of cable systems offering video, Internet, phone and other services to subscribers in midwestern, western and southern states. The principal source of revenue is monthly subscription fees charged for services.

Newspaper publishing includes the publication of newspapers in the Washington, DC, area and Everett, WA; newsprint warehousing; and the Company’s electronic media publishing business (primarily washingtonpost.com and Slate). Revenues from newspaper publishing operations are derived from advertising and, to a lesser extent, from circulation.

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

Due to the sale of Newsweek, the magazine publishing division is no longer included as a separate segment as its results have been reclassified to discontinued operations. Newsweek employees were participants in The Washington Post Company Retirement Plan, and the Company had historically allocated a net pension credit for segment reporting purposes. Since the associated pension assets and liabilities were retained by the Company, the associated credit has been excluded from the reclassification of Newsweek results to discontinued operations. Pension cost arising from early retirement programs at Newsweek, however, is included in discontinued operations.

In computing income from operations by segment, the effects of equity in losses of affiliates, interest income, interest expense, other non-operating income and expense items and income taxes are not included.

The following table summarizes quarterly financial information related to each of the Company’s business segments for 2011 (in thousands):

	First Quarter	Second Quarter
2011 Quarterly Operating Results
Operating revenues
Education	$630,027	$628,701
Cable television	190,280	191,231
Newspaper publishing	154,997	162,772
Television broadcasting	72,183	84,940

Other businesses	6,662	6,095
Corporate office	—	—

Intersegment elimination	(1,139)	(742)

	$1,053,010	$1,072,997

Income (loss) from operations
Education	$18,512	$20,462
Cable television	37,707	40,425
Newspaper publishing	(12,827)	(2,918)
Television broadcasting	19,591	32,571
Other businesses	(5,039)	(5,014)
Corporate office	(2,928)	(4,433)

	$55,016	$81,093

Equity in earnings of affiliates	3,737	3,138
Interest expense, net	(6,979)	(6,963)
Other, net	(24,032)	(2,591)

Income from continuing operations before income taxes	$27,742	$74,677

Depreciation of property, plant and equipment
Education	$21,209	$22,517
Cable television	31,786	31,533
Newspaper publishing	6,900	6,540
Television broadcasting	3,110	3,134
Other businesses	81	84
Corporate office	144	100

	$63,230	$63,908

Amortization of intangible assets
Education	$4,925	$5,547
Cable television	73	66
Newspaper publishing	290	289
Television broadcasting	—	—
Other businesses	933	934
Corporate office	—	—

	$6,221	$6,836

Net pension (expense) credit
Education	$(1,552)	$(1,652)
Cable television	(518)	(497)
Newspaper publishing	(6,705)	(5,288)
Television broadcasting	(646)	(335)
Other businesses	(17)	(17)
Corporate office	9,297	9,247

	$(141)	$1,458

The following table summarizes quarterly financial information related to each of the Company’s business segments for 2010 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010 Quarterly Operating Results
Operating revenues
Education	$698,336	$742,921	$741,156	$695,619
Cable television	189,358	190,558	188,694	191,274
Newspaper publishing	155,771	172,730	163,447	188,425
Television broadcasting	73,482	82,592	83,178	102,912
Other businesses	14,134	10,693	13,098	8,470
Corporate office	—	—	—	—
Intersegment elimination	(2,096)	(2,084)	(2,013)	(861)

	$1,128,985	$1,197,410	$1,187,560	$1,185,839

Income (loss) from operations
Education	$61,444	$112,391	$106,439	$66,077
Cable television	42,536	43,790	40,264	37,355
Newspaper publishing	(13,752)	(14,300)	(1,715)	19,941
Television broadcasting	20,911	29,806	25,283	45,348
Other businesses	(833)	(2,885)	(28,459)	(2,789)
Corporate	(3,707)	(1,904)	(3,898)	(15,063)

	$106,599	$166,898	$137,914	$150,869

Equity in losses of affiliates	(8,109)	2,027	2,140	(191)
Interest expense, net	(7,253)	(6,999)	(7,033)	(6,642)
Other, net	(3,321)	(3,807)	12,486	2,157

Income from continuing operations before income taxes	$87,916	$158,119	$145,507	$146,193

Depreciation of property, plant and equipment
Education	$18,608	$19,020	$18,950	$21,420
Cable television	31,626	30,722	31,174	31,312
Newspaper publishing	7,884	7,818	7,416	7,223
Television broadcasting	3,137	3,260	3,182	3,141
Other businesses	59	62	72	77
Corporate office	144	142	145	728

	$61,458	$61,024	$60,939	$63, 901

Amortization of intangible assets
Education	$5,220	$6,300	$4,943	$5,171
Cable television	76	75	74	102
Newspaper publishing	282	389	262	290
Television broadcasting	—	—	—	—
Other businesses	882	785	1,187	932
Corporate office	—	—	—	—

	$6,460	$7,549	$6,466	$6,495

Impairment of goodwill and other long-lived assets
Education	$—	$—	$—	$—
Cable television	—	—	—	—
Newspaper publishing	—	—	—	—
Television broadcasting	—	—	—	—
Other businesses	—	—	27,477	—
Corporate office	—	—	—	—

	$—	$—	$27,477	$—

Net pension credit (expense)
Education	$(1,349)	$(1,526)	$(1,434)	$(1,398)
Cable television	(468)	(475)	(488)	(488)
Newspaper publishing	(5,560)	(23,192)	(8,088)	(5,447)
Television broadcasting	(262)	(295)	(278)	(278)
Other businesses	(15)	(18)	(15)	(17)
Corporate office	8,089	8,570	8,571	9,369

	$435	$(16,936)	$(1,732)	$1,741

The following table summarizes financial information related to each of the Company’s business segments for the six months ended 2011 and 2010, as well as for the fiscal years 2010 and 2009 (in thousands):

	Six Month Period		Fiscal Year Ended
	2011	2010	2010	2009
Operating revenues
Education	$1,258,728	$1,441,257	$2,878,032	$2,595,802
Cable television	381,511	379,916	759,884	750,409
Newspaper publishing	317,769	328,501	680,373	679,282
Television broadcasting	157,123	156,074	342,164	272,651
Other businesses	12,757	24,827	46,395	53,921
Corporate office	—	—	—	—
Intersegment elimination	(1,881)	(4,180)	(7,054)	(6,385)

	$2,126,007	$2,326,395	$4,699,794	$4,345,680

Income (loss) from operations
Education	$38,974	$173,835	$346,351	$209,184
Cable television	78,132	86,326	163,945	169,051
Newspaper publishing	(15,745)	(28,052)	(9,826)	(163,549)
Television broadcasting	52,162	50,717	121,348	70,506
Other businesses	(10,053)	(3,718)	(34,966)	(61)
Corporate office	(7,361)	(5,611)	(24,572)	(12,829)

	$136,109	$273,497	$562,280	$272,302

Equity in earnings (losses) of affiliates	6,875	(6,082)	(4,133)	(29,421)
Interest expense, net	(13,942)	(14,252)	(27,927)	(28,968)
Other, net	(26,623)	(7,128)	7,515	13,197

Income from continuing operations before income taxes	$102,419	$246,035	$537,735	$227,110

Depreciation of property, plant and equipment
Education	$43,726	$37,628	$77,998	$81,015
Cable television	63,319	62,348	124,834	124,207
Newspaper publishing	13,440	15,702	30,341	72,870
Television broadcasting	6,244	6,397	12,720	12,299
Other businesses	165	121	270	151
Corporate office	244	286	1,159	679

	$127,138	$122,482	$247,322	$291,221

Amortization of intangible assets
Education	$10,472	$11,520	$21,634	$21,875
Cable television	139	151	327	310
Newspaper publishing	579	671	1,223	1,010
Television broadcasting	—	—	—	—
Other businesses	1,867	1,667	3,786	3,099
Corporate office	—	—	—	—

	$13,057	$14,009	$26,970	$26,294

Impairment of goodwill and other long-lived assets
Education	$—	$—	$—	$25,387
Cable television	—	—	—	—
Newspaper publishing	—	—	—	—
Television broadcasting	—	—	—	—
Other businesses	—	—	27,477	—
Corporate office	—	—	—	—

	$—	$—	$27,477	$25,387

Net pension credit (expense)
Education	$(3,204)	$(2,875)	$(5,707)	$(5,414)
Cable television	(1,015)	(943)	(1,919)	(1,851)
Newspaper publishing	(11,993)	(28,752)	(42,287)	(75,925)
Television broadcasting	(981)	(557)	(1,113)	(418)
Other businesses	(34)	(33)	(65)	(82)
Corporate office	18,544	16,659	34,599	33,836

	$1,317	$(16,501)	$(16,492)	$(49,854)

Asset information for the Company’s business segments are as follows (in thousands):

	As of
	July 3, 2011	January 2, 2011	January 3, 2010
Identifiable assets
Education	$2,061,646	$2,197,277	$2,188,328
Cable television	1,139,612	1,141,427	1,164,209
Newspaper publishing	174,621	206,305	207,234
Television broadcasting	431,627	436,289	433,705
Other businesses	27,009	30,038	54,418
Corporate office	886,772	774,484	729,706

	$4,721,287	$4,785,820	$4,777,600

Investments in marketable equity securities	325,805	340,910	353,884
Investments in affiliates	32,687	31,637	54,722
Assets of discontinued operations	12,715	—	—

Total assets	$5,092,494	$5,158,367	$5,186,206

The following table summarizes 2011 quarterly financial information related to the operating segments of the Company’s education division (in thousands):

	First Quarter	Second Quarter
2011 Quarterly Operating Results
Operating revenues
Higher education	$390,279	$362,169
Test preparation	73,365	83,197
Kaplan international	148,687	166,071
Kaplan ventures	18,365	17,418
Kaplan corporate and other	1,117	1,065
Intersegment elimination	(1,786)	(1,219)

	$630,027	$628,701

Income (loss) from operations
Higher education	$50,483	$45,295
Test preparation	(12,676)	(11,597)
Kaplan international	547	10,207
Kaplan ventures	(3,068)	(4,290)

Kaplan corporate and other	(16,543)	(19,171)
Intersegment elimination	(231)	18

	$18,512	$20,462

Depreciation of property, plant and equipment
Higher education	$11,450	$12,115
Test preparation	4,449	3,796
Kaplan international	3,430	4,713
Kaplan ventures	1,049	1,028
Kaplan corporate and other	831	865

	$21,209	$22,517

Amortization of intangible assets	4,925	5,547
Kaplan stock-based incentive compensation (credit) expense	(825)	483

The following table summarizes quarterly financial information related to the operating segments within the Company’s education division for 2010 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010 Quarterly Operating Results
Operating revenues
Higher education	$478,751	$507,448	$495,595	$438,997
Test preparation	73,815	85,238	80,236	75,590
Kaplan international	133,985	137,389	151,208	163,342
Kaplan ventures	14,123	13,423	14,065	17,685
Kaplan corporate and other	1,291	1,283	1,375	1,588
Intersegment elimination	(3,629)	(1,860)	(1,323)	(1,583)

	$698,336	$742,921	$741,156	$695,619

Income (loss) from operations
Higher education	$91,604	$127,067	$117,508	$70,547
Test preparation	(11,770)	(327)	(1,625)	(18,861)
Kaplan international	4,527	12,945	14,904	23,776
Kaplan ventures	(3,981)	(4,949)	(5,076)	(3,484)
Kaplan corporate and other	(18,945)	(22,054)	(19,302)	(5,919)
Intersegment elimination	9	(291)	30	18

	$61,444	$112,391	$106,439	$66,077

Depreciation of property, plant and equipment
Higher education	$10,499	$10,611	$10,834	$11,160
Test preparation	3,129	3,360	3,025	4,581
Kaplan international	2,955	3,000	3,054	3,830
Kaplan ventures	1,032	1,009	985	1,083
Kaplan corporate and other	993	1,040	1,052	766

	$18,608	$19,020	$18,950	$21,420

Amortization of intangible assets	$5,220	$6,300	$4,943	$5,171
Kaplan stock-based incentive compensation expense (credit)	$535	$552	$(2,397)	$131

The following table summarizes financial information related to the operating segments of the Company’s education division segments for the six months ended 2011 and 2010, as well as for the fiscal years 2010 and 2009 (in thousands):

	Six Month Period		Fiscal Year Ended
	2011	2010	2010	2009
Operating revenues
Higher education	$752,448	$986,199	$1,920,791	$1,672,916
Test preparation[1]	156,562	159,053	314,879	336,788
Kaplan international	314,758	271,374	585,924	537,238
Kaplan ventures	35,783	27,546	59,296	57,210
Kaplan corporate and other	2,182	2,574	5,537	2,436
Intersegment elimination	(3,005)	(5,489)	(8,395)	(10,786)

	$1,258,728	$1,441,257	$2,878,032	$2,595,802

Income (loss) from operations
Higher education	$95,778	$218,671	$406,726	$283,839
Test preparation[1]	(24,273)	(12,097)	(32,583)	(18,029)
Kaplan international	10,754	17,472	56,152	53,772
Kaplan ventures	(7,358)	(8,930)	(17,490)	(9,286)
Kaplan corporate and other	(35,714)	(40,999)	(66,220)	(101,422)
Intersegment elimination	(213)	(282)	(234)	310

	$38,974	$173,835	$346,351	$209,184

Depreciation of property, plant and equipment
Higher education	$23,565	$21,110	$43,104	$43,425
Test preparation	8,245	6,489	14,095	17,941
Kaplan international	8,143	5,955	12,839	11,438
Kaplan ventures	2,077	2,041	4,109	3,911
Kaplan corporate and other	1,696	2,033	3,851	4,300

	$43,726	$37,628	$77,998	$81,015

Amortization of intangible assets	$10,472	$11,520	$21,634	$21,875
Impairment of goodwill and other long-lived assets	$—	$—	$—	$25,387
Kaplan stock-based incentive compensation (credit) expense	$(342)	$1,087	$(1,179)	$933

1.	Test Preparation amounts include revenues and operating losses from Score as follows (in thousands):

	Fiscal Year Ended
	2010	2009
Revenues	$—	$8,557
Operating losses	$—	$(36,787)

Identifiable assets for the Company’s education division consist of the following (in thousands):

	As of
	June 30, 2011	December 31, 2010	December 31, 2009
Identifiable assets
Higher education	$731,825	$1,093,614	$1,069,965
Test preparation	330,464	290,367	285,673
Kaplan international	861,489	675,122	671,249
Kaplan ventures	117,542	118,461	88,291
Kaplan corporate and other	20,326	19,713	73,150

	$2,061,646	$2,197,277	$2,188,328

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.

Results of Operations

The Company reported net income available for common shares of $45.6 million ($5.74 per share) for the second quarter ended July 3, 2011, compared to $91.9 million ($10.00 per share) in the second quarter of last year. Net income includes $1.4 million ($0.18 per share) and $9.6 million ($1.04 per share) in losses from discontinued operations for the second quarter of 2011 and 2010, respectively. Income from continuing operations available for common shares was $47.0 million ($5.92 per share) for the second quarter of 2011, compared to $101.5 million ($11.04 per share) for the second quarter of 2010.

Items included in the Company’s income from continuing operations for the second quarter of 2010:

•	a $17.7 million charge recorded at The Washington Post in connection with the withdrawal from a multiemployer pension plan (after-tax impact of $11.0 million, or $1.19 per share); and

•	$3.8 million in non-operating unrealized foreign currency losses (after-tax impact of $2.3 million, or $0.25 per share).

Revenue for the second quarter of 2011 was $1,073.0 million, down 10% from $1,197.4 million in 2010. The Company reported operating income of $81.1 million in the second quarter of 2011, compared to operating income of $166.9 million in 2010. Revenues were down at the education and newspaper publishing divisions, while revenues were up at the television broadcasting and cable television divisions. Operating results declined at the education and cable television divisions and improved at the television broadcasting division. Excluding the multiemployer pension plan charge noted above, operating results also declined at the newspaper publishing division.

For the first six months of 2011, the Company reported net income available for common shares of $60.7 million ($7.57 per share), compared to $137.3 million ($14.91 per share) for the same period of 2010. Net income includes $3.2 million ($0.40 per share) and $18.0 million ($1.95 per share) in losses from discontinued operations for the first six months of 2011 and 2010, respectively. Income from continuing operations available for common shares was $64.0 million ($7.97 per share) for the first six months of 2011, compared to $155.3 million ($16.86 per share) for the first six months of 2010. As a result of the Company’s share repurchases, there were 13% fewer diluted average shares outstanding in the first half of 2011.

Items included in the Company’s income from continuing operations for the first six months of 2011:

•	a $30.7 million write-down of a marketable equity security (after-tax impact of $19.8 million, or $2.44 per share); and

•	$3.0 million in non-operating unrealized foreign currency gains (after-tax impact of $1.9 million, or $0.24 per share).

Items included in the Company’s income from continuing operations for the first six months of 2010:

•	a $17.7 million charge recorded at The Washington Post in connection with the withdrawal from a multiemployer pension plan (after-tax impact of $11.0 million, or $1.19 per share); and

•	$7.1 million in non-operating unrealized foreign currency losses (after-tax impact of $4.4 million, or $0.48 per share).

Revenue for the first half of 2011 was $2,126.0 million, down 9% from $2,326.4 million in the first half of 2010. Revenues were down at the education and newspaper publishing divisions, while revenues were up at the television broadcasting and cable television divisions. The Company reported operating income of $136.1 million for the first half of 2011, compared to $273.5 million for the first half of 2010. Operating results declined at the education and cable television divisions and improved at the television broadcasting division. Excluding the multiemployer pension plan charge noted above, operating results also declined at the newspaper publishing division.

Education Division. Education division revenue totaled $628.7 million for the second quarter of 2011, a 15% decline from revenue of $742.9 million for the second quarter of 2010. Kaplan reported second quarter 2011 operating income of $20.5 million, down from $112.4 million in the second quarter of 2010.

For the first six months of 2011, education division revenue totaled $1,258.7 million, a 13% decline from revenue of $1,441.3 million for the same period of 2010. Kaplan reported operating income of $39.0 million for the first six months of 2011, down from $173.8 million for the first six months of 2010.

A summary of Kaplan’s operating results for the second quarter and the first six months of 2011 compared to 2010 is as follows (in thousands):

	Second Quarter			YTD
	2011	2010	% Change	2011	2010	% Change
Revenue
Higher education	$362,169	$507,448	(29)	$752,448	$986,199	(24)
Test preparation	83,197	85,238	(2)	156,562	159,053	(2)
Kaplan international	166,071	137,389	21	314,758	271,374	16
Kaplan ventures	17,418	13,423	30	35,783	27,546	30
Kaplan corporate	1,065	1,283	(17)	2,182	2,574	(15)
Intersegment elimination	(1,219)	(1,860)	—	(3,005)	(5,489)	—

	$628,701	$742,921	(15)	$1,258,728	$1,441,257	(13)

Operating Income (loss)
Higher education	$45,295	$127,067	(64)	$95,778	$218,671	(56)
Test preparation	(11,597)	(327)	—	(24,273)	(12,097)	—
Kaplan international	10,207	12,945	(21)	10,754	17,472	(38)
Kaplan ventures	(4,290)	(4,949)	13	(7,358)	(8,930)	18
Kaplan corporate	(13,141)	(15,202)	14	(25,584)	(28,392)	10
Kaplan stock compensation	(483)	(552)	13	342	(1,087)	—
Amortization of intangible assets	(5,547)	(6,300)	12	(10,472)	(11,520)	9
Intersegment elimination	18	(291)	—	(213)	(282)	—

	$20,462	$112,391	(82)	$38,974	$173,835	(78)

In the first quarter of 2011, Kaplan made several changes to its operating and reporting structure. Kaplan’s domestic professional training business moved from Test Preparation to Kaplan Higher Education (KHE), and Kaplan Continuing Education moved from Kaplan Ventures to KHE. These businesses were integrated with Kaplan University to become part of the Kaplan University School of Continuing and Professional Education. The comparative division results presented above reflect these changes. Kaplan sold Kaplan Virtual Education in July 2011 and Education Connection in April 2010. Consequently, the education division’s operating results exclude these businesses.

Kaplan Higher Education includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. KHE also includes the domestic professional training and other continuing education businesses. In the second quarter and first six months of 2011, higher education revenue declined 29% and 24%, respectively, due to declines in average enrollments. Operating income decreased 64% and 56% for the second quarter and first six months of 2011, respectively. These declines were due to lower revenue, increased regulatory compliance costs and $5.5 million in second quarter 2011 severance costs associated with workforce reductions, offset by lower advertising costs and other expense reductions associated with lower enrollments.

KHE has implemented a number of marketing and admissions changes to increase student selectivity and help KHE comply with recent regulations. KHE also implemented the Kaplan Commitment program, which provides first-time students with a risk-free trial period. Under the Kaplan Commitment program, KHE also monitors academic progress and conducts academic assessments to help determine whether students are likely to be successful in their chosen course of study. Students who withdraw or are subject to academic dismissal during the risk-free trial period do not incur any significant financial obligation. These changes, along with generally lower demand, have resulted in a 47% decline in new enrollments versus the prior year. Management estimates that without the Kaplan Commitment, this decline would have been approximately 36%. Management also estimates that revenue for the first half of 2011 would have been approximately $27 million higher if the Kaplan Commitment had not been implemented. KHE does not recognize tuition revenue for students during the risk-free period.

The Company expects KHE’s operating income to continue to decline for the remainder of 2011 versus prior year performance due to lower student enrollment levels. In addition, Kaplan is formulating plans that are expected to result in additional restructuring and other costs that may be material in 2011, but that should establish lower cost levels in future periods.

For those first-time students enrolled to date under the Kaplan Commitment, the attrition rate during the risk-free period has been approximately 26%, of which about 60% is due to Kaplan’s dismissal of students from the program because of the student’s lack of academic progress during the period and the remainder due to students who have elected not to continue their studies. Given that the Kaplan Commitment program has only been in place for a short period of time, management is unable to estimate with confidence to what degree the program will cause student retention patterns to differ from historical levels. However, based on limited preliminary data, it appears that most of the historical early term attrition has been accelerated into the commitment period, having the desired effect of providing these students with a risk-free trial period and ultimately improving student outcome results for the institution. Management believes the Kaplan Commitment program is unique and reflects Kaplan’s commitment to student success.

A summary of KHE student enrollments, excluding the Kaplan University School of Continuing and Professional Education, at June 30, 2011, and June 30, 2010, is as follows:

	Student Enrollments As of June 30,		%
	2011	2010	Change
Kaplan University	53,309	75,520	(29)
Kaplan Higher Education Campuses	25,225	36,701	(31)

	78,534	112,221	(30)

Kaplan University enrollments included 5,837 and 8,111 campus-based students as of June 30, 2011, and June 30, 2010, respectively.

Kaplan University and Kaplan Higher Education Campuses enrollments at June 30, 2011, and June 30, 2010, by degree and certificate programs, are as follows:

	As of June 30,
	2011	2010
Certificate	22.8%	25.3%
Associate’s	31.7%	33.9%
Bachelor’s	35.2%	33.8%
Master’s	10.3%	7.0%

	100%	100%

Refer to KHE Regulatory Matters below for additional information.

Test preparation includes Kaplan’s standardized test preparation and tutoring offerings and other businesses. In the first quarter of 2010, the Company discontinued certain offerings of the K12 business; $3.2 million and $7.8 million in severance and other closure costs were recorded in the second quarter and first half of 2010, respectively, in connection with this plan. In the fourth quarter of 2010, Kaplan Test Preparation began implementing a plan to reorganize its business consistent with the migration of students to Kaplan’s online and hybrid test preparation offerings, reducing the number of leased test preparation centers. In the first half of 2011, implementation of the plan continued and $6.2 million and $8.5 million in additional costs were incurred in the second quarter and first six months of 2011, respectively. This plan is expected to be largely completed by the end of 2011, and the Company estimates that approximately $4.0 million in additional costs will be incurred.

Test preparation revenue declined 2% in the second quarter and first six months of 2011. Strong enrollment increases, particularly in the Pre-College and Nursing programs, were offset by reduced prices for many programs related to increased competition and a shift in demand to lower priced online test preparation offerings. Test preparation operating results were down in the first half of 2011 due to reduced prices at the traditional test preparation programs and higher spending to expand online offerings and innovate various programs.

Kaplan International includes professional training and postsecondary education businesses outside the United States, as well as English-language programs. In May 2011, Kaplan Australia acquired Franklyn Scholar and Carrick Education Group, leading national providers of vocational training and higher education in Australia. In June 2011, Kaplan acquired Structuralia, a provider of e-learning for the engineering and infrastructure sector in Spain. Kaplan International revenue increased 21% and 16% in the second quarter and first six months of 2011, respectively. Excluding revenue from acquired businesses, Kaplan International revenue increased 14% and 12% in the second quarter and first six months of 2011, respectively, due to favorable exchange rates and enrollment growth in the pathways and English-language programs. Kaplan International operating income declined in the first half of 2011 due to enrollment declines at its UK professional training schools arising from new pending student visa restrictions. In addition, Kaplan International operating income declined due to up-front spending for admission and occupancy at its Asian and United Kingdom businesses to support expanding operations.

Kaplan Ventures is made up of several businesses in various stages of development that are managed separately from the other education businesses. Revenue at Kaplan Ventures increased 30% for first six months of 2011. Kaplan Ventures reported an operating loss of $4.3 million and $7.4 million in the second quarter and first six months of 2011, compared to an operating loss of $4.9 million and $8.9 million in the second quarter and first six months of 2010, respectively.

Corporate represents unallocated expenses of Kaplan, Inc.’s corporate office and other minor shared activities.

Cable Television Division. Cable television division revenue increased slightly in the second quarter of 2011 to $191.2 million, from $190.6 million for the second quarter of 2010; for the first six months of 2011, revenue increased to $381.5 million, from $379.9 million in the same period of 2010. The revenue increase in 2011 is due to continued growth of the division’s Internet and telephone service revenues, offset by an increase in promotional discounts.

Cable television division operating income decreased 8% to $40.4 million, from $43.8 million in the second quarter of 2010; cable division operating income for the first half of 2011 decreased 9% to $78.1 million, from $86.3 million for the first half of 2010. The division’s operating income declined primarily due to increased programming, technical and sales costs.

In May 2011, Joplin, Missouri was struck by a tornado, resulting in a reduction of subscribers at the Company’s cable system, at least on a temporary basis. The Company estimates that it will cost approximately $3.0 million to replace property, plant and equipment that was destroyed.

At June 30, 2011, Primary Service Units (PSUs) were up 6% from the prior year due to growth in high-speed data and telephony subscribers, offset by a decrease in basic subscribers. PSUs include about 6,200 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by various franchise agreements. A summary of PSUs is as follows:

	June 30, 2011	June 30, 2010
Basic video	637,068	654,228
High-speed data	444,357	406,900
Telephony	173,977	120,588

Total	1,255,402	1,181,716

Below are details of Cable division capital expenditures for the first six months of 2011 and 2010, as defined by the NCTA Standard Reporting Categories (in millions):

	2011	2010
Customer Premise Equipment	$19.3	$9.7
Commercial	1.7	0.3
Scaleable Infrastructure	20.9	15.5
Line Extensions	2.8	3.0
Upgrade/Rebuild	3.7	2.4
Support Capital	10.7	9.2

Total	$59.1	$40.1

Newspaper Publishing Division. Newspaper publishing division revenue totaled $162.8 million for the second quarter of 2011, down 6% from revenue of $172.7 million for the second quarter of 2010; division revenue declined 3% to $317.8 million for the first six months of 2011, from $328.5 million for the first six months of 2010. Print advertising revenue at The Washington Post in the second quarter of 2011 declined 12% to $66.6 million, from $75.2 million in the second quarter of 2010, and declined 10% to $129.8 million for the first six months of 2011, from $143.9 million for the first six months of 2010. The decline is largely due to reductions in classified, zoned and general advertising. Revenue generated by the Company’s newspaper online publishing activities, primarily washingtonpost.com and Slate, decreased 13% to $23.4 million for the second quarter of 2011, versus $26.9 million for the second quarter of 2010; newspaper online revenues declined 3% to $49.1 million for the first six months of 2011, versus $50.6 million for the first six months of 2010. Display online advertising revenue declined 16% and 4% for the second quarter and first six months of 2011, respectively. Online classified advertising revenue on washingtonpost.com decreased 2% for the second quarter of 2011, but increased 2% for the first six months of 2011.

For the first six months of 2011, Post daily and Sunday circulation declined 4.5% and 4.1%, respectively, compared to the same periods of the prior year. For the six months ended July 3, 2011, average daily circulation at The Washington Post totaled 531,400, and average Sunday circulation totaled 745,300.

The newspaper division reported an operating loss of $2.9 million in the second quarter of 2011, compared to an operating loss of $14.3 million in the second quarter of 2010. For the first six months of 2011, the newspaper division reported an operating loss of $15.7 million, compared to an operating loss of $28.1 million for the first six months of 2010. As previously disclosed, The Washington Post recorded a $17.7 million charge in the second quarter of 2010 in connection with its withdrawal from the CWA-ITU Negotiated Pension Plan. Excluding this charge and a $3.1 million loss recorded on an office lease in the first quarter of 2010, operating results declined in the first half of 2011 due to the revenue reductions discussed above, offset by a small decrease in overall costs. Newsprint expense was down 4% and 2% for the second quarter and first six months of 2011, respectively, due to a decline in newsprint consumption.

Television Broadcasting Division. Revenue for the television broadcasting division increased 3% in the second quarter of 2011 to $84.9 million, from $82.6 million in 2010; operating income for the second quarter of 2011 increased 9% to $32.6 million, from $29.8 million in 2010. For the first six months of 2011, revenue increased 1% to $157.1 million, from $156.1 million in 2010; operating income for the first six months of 2011 increased 3% to $52.2 million, from $50.7 million in 2010.

The increase in revenue and operating income in the first half of 2011 is due to overall improved advertising demand across many product categories, offset by the absence of $4.7 million in incremental winter Olympics-related advertising in the first quarter of 2010, and a $2.5 million and $4.3 million decrease in political advertising revenue for the second quarter and first six months of 2011, respectively.

Other Businesses. Other businesses includes the operating results of Avenue100 Media Solutions and other small businesses. In the first half of 2011, revenues declined substantially due to volume declines as a result of changes implemented at Avenue100 Media Solutions to improve lead quality. Operating results decreased due to these revenue declines, along with increased costs at the Company’s digital businesses managed at the corporate office.

Equity in Earnings (Losses) of Affiliates. The Company’s equity in earnings of affiliates for the second quarter of 2011 was $3.1 million, compared to earnings of $2.0 million for the second quarter of 2010. For the first six months of 2011, the Company’s equity in earnings of affiliates totaled $6.9 million, compared with losses of $6.1 million for the same period of 2010. The change is due to improved results at the Company’s Bowater Mersey Paper Company and Classified Ventures affiliates.

The Company holds a 49% interest in Bowater Mersey Paper Company, a 16.5% interest in Classified Ventures, LLC and interests in several other affiliates.

Other Non-Operating Income (Expense). The Company recorded other non-operating expense, net, of $2.6 million for the second quarter of 2011, compared to other non-operating expense, net, of $3.8 million for the second quarter of 2010. The second quarter 2011 non-operating expense, net, included $3.1 million for an impairment write-down on a cost method investment, offset by $0.3 million in unrealized foreign currency gains and other items. The second quarter 2010 non-operating expense, net, included $3.8 million in unrealized foreign currency losses.

The Company recorded non-operating expense, net, of $26.6 million for the first six months of 2011, compared to other non-operating expense, net, of $7.1 million for the same period of the prior year. The 2011 non-operating expense, net, included a $30.7 million write-down of a marketable equity security (Corinthian Colleges, Inc.), offset by $3.0 million in unrealized foreign currency gains and other items. The 2010 non-operating expense, net, included $7.1 million in unrealized foreign currency losses.

A summary of non-operating (expense) income for the twenty-six weeks ended July 3, 2011 and July 4, 2010, is as follows (in millions):

	2011	2010
Impairment write-down on a marketable equity security	$(30.7)	$—
Foreign currency gains (losses), net	3.0	(7.1)
Gain on sale of cost method investments	4.0	—
Impairment write-downs on cost method investments	(3.1)	—
Other, net	0.2	—

Total	$(26.6)	$(7.1)

Net Interest Expense. The Company incurred net interest expense of $7.0 million and $13.9 million for the second quarter and first six months of 2011, respectively, compared to $7.0 million and $14.3 million for the same periods of 2010. At July 3, 2011, the Company had $405.5 million in borrowings outstanding, at an average interest rate of 7.2%.

Provision for Income Taxes. The effective tax rate for the first six months of 2011 was 36.9%, compared with 36.6% for the first six months of 2010.

Discontinued Operations. On September 30, 2010, the Company completed the sale of Newsweek. In addition, Kaplan sold Kaplan Virtual Education in July 2011 and Education Connection in April 2010. Consequently, the Company’s income from continuing operations excludes these businesses, which have been reclassified to discontinued operations, net of tax.

Earnings Per Share. The calculation of diluted earnings per share for the second quarter and first six months of 2011 was based on 7,933,459 and 8,026,424 weighted average shares outstanding, respectively, compared to 9,192,690 and 9,216,626, respectively, for the second quarter and first six months of 2010. In the first half of 2011, the Company repurchased 304,791 shares of its Class B common stock at a cost of $131.5 million. At July 3, 2011, there were 7,931,420 shares outstanding.

KHE Regulatory Matters

In October 2010, the U.S. Department of Education released rules that address program integrity issues for postsecondary education institutions that participate in Title IV programs. The rules include, among other items, state approval processes, Department of Education program approval processes, revised standards governing the payment of incentive compensation to admissions and financial aid advisors, standards around misrepresentation and the definition of “credit hour.” In March 2011, the Department of Education issued “Dear Colleague Letters” to provide guidance on these regulations, including incentive compensation related to admissions. The Company has taken steps to fully comply with these rules. Among the actions taken, the Company has revised its compensation plans for admissions personnel and completely eliminated enrollment results as a component in the determination of compensation. The Company believes this change in our approach to recruiting adversely impacts our enrollment rates and operating costs, particularly during the transition period.

In July 2010, the Department of Education released a notice of proposed rulemaking addressing substantive measurements for whether an educational program leads to gainful employment in a recognized occupation for purposes of that program’s eligibility for Title IV funds. The proposed rulemaking addressing the definition of gainful employment included provisions whereby students at a program level must demonstrate certain levels of student loan repayment and/or a program’s graduates must achieve certain debt-to-income ratios for the institution’s program to remain eligible for participation in the Title IV program. In June 2011, the Department of Education issued a final rule that can be found at http://ifap.ed.gov/GainfulEmploymentInfo/index.html. The final rule has a similar framework to the proposed rule that programs must meet to remain eligible to participate in the Title IV program; however, the final rule includes substantial changes to the metrics in the proposed rule including increasing the loan repayment period for some programs and changing the debt-to-income criteria. The final rule also made changes to the treatment of certain types of consolidated loans.

If a program fails all three of the gainful employment metrics in a given year, the Department requires the institution to disclose the amount by which the program under-performed the metrics and the institution’s plan for program improvement. Also, the institution must establish a three-day waiting period before students can enroll. Should a program fail to achieve the metrics twice within three years, the institution must disclose to students that they may find their debts unaffordable; that the program is at risk of losing eligibility to receive federal financial aid; and that transfer options exist. Should a program fail three times within a four year period, the U.S. Department of Education would terminate the program’s eligibility for federal student aid, and the institution would not be able to reestablish the program’s eligibility for at least three years, though the program could continue to operate without student aid. The final rule is scheduled to go into effect on July 1, 2012, however, the first final debt measures will not be released until 2013 and a program cannot lose eligibility until 2015.

Based on currently available information, the Company does not expect that the final regulation will adversely impact most of Kaplan’s current program offerings. However, some of the data needed to compute program eligibility under this regulation, including graduate incomes, are not readily accessible to the institutions, but are compiled by the Department of Education. In addition, the continuing eligibility of our educational programs for Title IV funding may be affected by factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating the discretionary income test, changes in the percentage of our former students who are current in repayment of their student loans, and other factors.

Under regulations referred to as the 90/10 rule, a Kaplan Higher Education OPEID unit would lose its eligibility to participate in the Title IV programs for a period of at least two fiscal years if it derives more than 90% of its receipts from the Title IV programs for two consecutive fiscal years, commencing with the unit’s first fiscal year that ends after August 14, 2008. Any OPEID reporting unit with receipts from the Title IV programs exceeding 90% for a single fiscal year ending after August 14, 2008, would be placed on provisional certification and may be subject to other enforcement measures. In 2011, if current trends continue, management estimates that one OPEID unit of Kaplan Higher Education Campuses (KHEC), representing less than 1% of KHE revenue, may have a 90/10 ratio over 90.0%. However, for 2012, absent changes and if current trends continue, management estimates that 18 OPEID units of KHEC, representing approximately 19% of KHE revenue, may have a 90/10 ratio over 90.0%. Kaplan Higher Education is taking and considering various measures to reduce the percentage of its receipts attributable to Title IV funds, including emphasizing direct-pay and employer-paid education programs; encouraging students to carefully evaluate the amount of Title IV borrowing; and other measures. Although Kaplan is taking steps to address compliance with the 90/10 rule, there can be no guarantee that these measures will be adequate to prevent the 90/10 rule calculations from exceeding 90% in the future, which could ultimately materially affect KHE operating results in the future.

Financial Condition: Capital Resources and Liquidity

Acquisitions and Dispositions. In the first six months of 2011, the Company acquired four businesses totaling $127.2 million, including assumed debt of $5.5 million and other assumed liabilities. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition; most of the purchase price for these acquisitions has been allocated to goodwill, other intangible assets, and property, plant and equipment on a preliminary basis.

In the second quarter of 2011, Kaplan acquired three businesses in its Kaplan International division. These acquisitions included Kaplan’s May 2011 acquisitions of Franklyn Scholar and Carrick Education Group, leading national providers of vocational training and higher education in Australia. In June 2011, Kaplan acquired Structuralia, a provider of e-learning for the engineering and infrastructure sector in Spain.

In July 2011, Kaplan sold Kaplan Virtual Education, which was part of Kaplan Ventures.

In the second quarter of 2010, the Company made two small acquisitions in its Other Businesses and Cable divisions. In the first quarter of 2010, Kaplan made one small acquisition in its Kaplan Ventures division. In April 2010, Kaplan sold Education Connection, which was part of Kaplan Ventures.

Capital expenditures. During the first six months of 2011, the Company’s capital expenditures totaled $92.8 million. The Company estimates that its capital expenditures will be in the range of $210 million to $235 million in 2011.

Liquidity. The Company’s borrowings have increased by $5.9 million, to $405.5 million at July 3, 2011, as compared to borrowings of $399.7 million at January 2, 2011. At July 3, 2011 the Company had $299.4 million in cash and cash equivalents, compared to $437.7 million at January 2, 2011. The Company had money market investments of $100.3 million and $308.9 million that are classified as cash, cash equivalents and restricted cash in the Company’s consolidated Balance Sheet as of July 3, 2011 and January 2, 2011, respectively.

The Company’s total debt outstanding of $405.5 million at July 3, 2011 included $396.9 million of 7.25% unsecured notes due February 1, 2019 and $8.7 million in other debt.

On June 17, 2011, The Washington Post Company (the “Company”) terminated its U.S. $500,000,000 five year revolving credit agreement, dated as of August 8, 2006, among the Company, the lenders party thereto and Citibank, N.A. (the “2006 Credit Agreement”), in connection with the entrance into a new revolving credit facility. No borrowings were outstanding under the 2006 Credit Agreement at the time of termination. On June 17, 2011, the Company entered into a credit agreement (the “Credit Agreement”) providing for a new U.S. $450 million, AUS $50 million four year revolving credit facility (the “Facility”), with each of the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent (“JP Morgan”), and J.P. Morgan Australia Limited, as Australian Sub-Agent. The Facility consists of two tranches: (a) U.S. $450 million and (b) AUS $50 million (subject, at the Company’s option, to conversion of the unused Australian dollar commitments into U.S. dollar commitments at a specified exchange rate). The Credit Agreement provides for an option to increase the total U.S. dollar commitments up to an aggregate amount of U.S. $700 million. The Facility replaced the Company’s 2006 Credit Agreement. The Company is required to pay a facility fee on a quarterly basis, based on the Company’s long-term debt ratings, of between 0.08% and 0.20% of the amount of the Facility. Any borrowings are made on an unsecured basis and bear interest at (a) for U.S. dollar borrowings, at the Company’s option, either (i) a fluctuating interest rate equal to the highest of JPMorgan’s prime rate, 0.50 percent above the Federal funds rate or the one-month eurodollar rate plus 1%, or (ii) the eurodollar rate for the applicable interest period, or (b) for Australian dollar borrowings, the bank bill rate, in each case plus an applicable margin that depends on the Company’s long-term debt ratings. The Facility supports the issuance of the Company’s commercial paper, but the Company may also draw on the facility for other general corporate purposes. The Facility will expire on June 17, 2015, unless the Company and the banks agree to extend the term. Any outstanding borrowings must be repaid on or prior to the final termination date. The Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type and, among other things, requires the Company to maintain at least $1.5 billion of consolidated shareholders’ equity. The Company did not borrow funds under its commercial paper program or its revolving credit facility in the half of 2011.

In August 2010, Standard & Poor’s revised the Company’s long-term outlook to negative from stable. On May 19, 2011, Standard and Poor’s placed the Company long-term corporate credit and senior unsecured ratings and short-term commercial paper rating on CreditWatch with negative implications. On August 1, 2011, Standard and Poor’s lowered the Company’s long-term rating to “A-” from “A”, lowered the commercial paper rating to “A-2” from “A-1” and kept the ratings outlook at negative. Moody’s lowered the Company’s long-term rating in October 2010 to “A2” from “A1”, confirmed the “Prime-1” commercial paper rating and changed the ratings outlook to negative. The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	A2	A-
Short-term	Prime-1	A-2

During the second quarter of 2011 and 2010, the Company had average borrowings outstanding of approximately $401.2 million and $399.4 million, respectively, at average annual interest rates of approximately 7.2%. During the second quarter of 2011 and 2010, the Company incurred net interest expense of $7.0 million.

During the first six months of 2011 and 2010, the Company had average borrowings outstanding of approximately $400.6 million and $399.4 million, respectively, at average annual interest rates of approximately 7.2%. During the first six months of 2011 and 2010, the Company incurred net interest expense of $13.9 million and $14.3 million, respectively.

At July 3, 2011 and January 2, 2011, the Company had working capital of $160.7 million and $353.6 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and to a lesser extent commercial paper. In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2011.

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

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of July 3, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President-Finance, in a manner that allows timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended July 3, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended July 3, 2011, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
Apr. 4 - May 8, 2011	23,037	$439.51	23,037	127,204
May 9 - Jun. 5, 2011	—	—	—	127,204
Jun. 6 - Jul. 3, 2011	—	—	—	127,204

Total	23,037	$439.51	23,037

*	On September 23, 2010, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 750,000 shares of its Class B Common Stock. There is no expiration date for that authorization. All purchases made during the quarter ended July 3, 2011 were open market transactions.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.3	By-Laws of the Company as amended and restated through November 8, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 14, 2007).

4.1	Second Supplemental Indenture dated January 30, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor to The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 30, 2009).

4.2	Four Year Credit Agreement, dated as of June 17, 2011, among the Company, JPMorgan Chase Bank, N.A., J.P. Morgan Australia Limited, Wells Fargo Bank, N.A., The Royal Bank of Scotland PLC, HSBC Bank USA, National Association, The Bank of New York Mellon, PNC Bank, National Association, Bank of America, N.A., Citibank, N.A. and The Northern Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 17, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.

101	The following financial statements from The Washington Post Company Quarterly Report on Form 10-Q for the quarter ended July 3, 2011, filed with the Securities and Exchange Commission on August 10, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY
(Registrant)

Date: August 10, 2011	/s/ Donald E. Graham
Donald E. Graham, Chairman & Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2011	/s/ Hal S. Jones
Hal S. Jones, Senior Vice President-Finance (Principal Financial Officer)