Form 10-Q
period 2011-10-02
WASHINGTON POST CO
filed 2011-11-09
CIK 104889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 2, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

Shares outstanding at November 4, 2011:

Class A Common Stock	1,229,383 Shares
Class B Common Stock	6,490,099 Shares

THE WASHINGTON POST COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Washington Post Company

Condensed Consolidated Statements of Operations

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2,	October 3,	October 2,	October 3,
(In thousands, except per share amounts)	2011	2010	2011	2010
Operating revenues
Education	$615,884	$737,131	$1,867,359	$2,170,338
Advertising	170,553	200,532	541,289	591,955
Circulation and subscriber	212,144	213,377	643,274	642,826
Other	34,059	32,495	99,472	96,761

	1,032,640	1,183,535	3,151,394	3,501,880

Operating costs and expenses
Operating	504,001	479,526	1,491,363	1,428,316
Selling, general and administrative	393,508	471,897	1,248,994	1,431,217
Depreciation of property, plant and equipment	62,644	60,752	189,355	182,931
Amortization of intangible assets	8,603	6,409	21,546	20,304
Impairment of goodwill and other intangible assets	11,923	27,477	11,923	27,477

	980,679	1,046,061	2,963,181	3,090,245

Operating income	51,961	137,474	188,213	411,635
Other income (expense)
Equity in (losses) earnings of affiliates	(1,494)	2,140	5,381	(3,942)
Interest income	994	600	2,973	1,525
Interest expense	(8,667)	(7,633)	(24,588)	(22,810)
Other, net	(29,650)	12,486	(56,273)	5,358

Income from continuing operations before income taxes	13,144	145,067	115,706	391,766
Provision for income taxes	16,600	59,400	54,500	149,800

(Loss) income from continuing operations	(3,456)	85,667	61,206	241,966
Loss from discontinued operations, net of tax	(2,510)	(24,591)	(5,780)	(42,935)

Net (loss) income	(5,966)	61,076	55,426	199,031
Net (income) loss attributable to noncontrolling interests	(16)	76	10	96

Net (loss) income attributable to The Washington Post Company	(5,982)	61,152	55,436	199,127
Redeemable preferred stock dividends	(226)	(230)	(917)	(922)

Net (loss) income attributable to The Washington Post Company common stockholders	$(6,208)	$60,922	$54,519	$198,205

Amounts attributable to The Washington Post Company common stockholders:
(Loss) income from continuing operations	$(3,698)	$85,513	$60,299	$241,140
Loss from discontinued operations, net of tax	(2,510)	(24,591)	(5,780)	(42,935)

Net (loss) income attributable to The Washington Post Company common stockholders	$(6,208)	$60,922	$54,519	$198,205

Per share information attributable to The Washington Post Company common stockholders:
Basic (loss) income per common share from continuing operations	$(0.50)	$9.61	$7.54	$26.48
Basic loss per common share from discontinued operations	(0.32)	(2.76)	(0.73)	(4.71)

Basic net (loss) income per common share	$(0.82)	$6.85	$6.81	$21.77

Basic average number of common shares outstanding	7,802	8,839	7,900	9,047

Diluted (loss) income per common share from continuing operations	$(0.50)	$9.60	$7.54	$26.46
Diluted loss per common share from discontinued operations	(0.32)	(2.76)	(0.73)	(4.71)

Diluted net (loss) income per common share	$(0.82)	$6.84	$6.81	$21.75

Diluted average number of common shares outstanding	7,802	8,904	7,979	9,113

The Washington Post Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2,	October 3,	October 2,	October 3,
(In thousands)	2011	2010	2011	2010
Net (loss) income	$(5,966)	$61,076	$55,426	$199,031

Other comprehensive (loss) income
Foreign currency translation adjustment	(32,969)	19,422	(19,911)	5,556
Change in unrealized (loss) gain on available-for-sale securities	(47,237)	5,731	(62,342)	11,094
Pension and other postretirement plan adjustments	6,109	(363)	309	(3,759)
Cash flow hedge, net change	479	—	479	—
Less reclassification adjustment for write-down on available-for-sale security included in net income	23,097	—	53,793	—

	(50,521)	24,790	(27,672)	12,891

Income tax benefit (expense) related to other comprehensive (loss) income	15,316	(2,444)	9,047	(3,872)

	(35,205)	22,346	(18,625)	9,019

Comprehensive (loss) income	(41,171)	83,422	36,801	208,050

Comprehensive (loss) income attributable to noncontrolling interests	(54)	(1)	(92)	32

Total comprehensive (loss) income attributable to The Washington Post Company	$(41,225)	$83,421	$36,709	$208,082

The Washington Post Company

Condensed Consolidated Balance Sheets

	October 2,	January 2,
(In thousands)	2011	2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$311,159	$437,740
Restricted cash	21,213	31,138
Investments in marketable equity securities and other investments	320,914	373,750
Accounts receivable, net	382,418	397,024
Income taxes receivable	23,695	33,307
Deferred income taxes	35,027	15,318
Inventories	7,252	4,984
Other current assets	73,366	68,637
Current assets of discontinued operations	6,862	—

Total current assets	1,181,906	1,361,898
Property, plant and equipment, net	1,149,054	1,200,726
Investments in affiliates	25,450	31,637
Goodwill, net	1,415,180	1,376,357
Indefinite-lived intangible assets, net	530,741	530,816
Amortized intangible assets, net	56,404	61,242
Prepaid pension cost	544,366	538,753
Deferred charges and other assets	63,022	56,938
Noncurrent assets of discontinued operations	20,029	—

Total assets	$4,986,152	$5,158,367

Liabilities and Equity
Current liabilities
Accounts payable and accrued liabilities	$575,416	$626,188
Deferred revenue	396,597	379,089
Dividends declared	18,392	—
Short-term borrowings	3,107	3,000
Current liabilities of discontinued operations	4,506	—

Total current liabilities	998,018	1,008,277
Postretirement benefits other than pensions	67,072	64,342
Accrued compensation and related benefits	198,406	231,034
Other liabilities	111,714	119,036
Deferred income taxes	538,508	506,405
Long-term debt	450,071	396,650
Noncurrent liabilities of discontinued operations	200	—

Total liabilities	2,363,989	2,325,744
Redeemable noncontrolling interest	6,722	6,733
Redeemable preferred stock	11,295	11,526
Preferred stock	—	—
Common stockholders’ equity
Common stock	20,000	20,000
Capital in excess of par value	249,948	249,719
Retained earnings	4,500,249	4,520,332
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	22,802	37,606
Unrealized gain on available-for-sale securities	65,578	70,707
Unrealized gain on pensions and other postretirement plans	74,847	73,826
Cash flow hedge	287	—
Cost of Class B common stock held in treasury	(2,329,565)	(2,157,826)

Total common stockholders’ equity	2,604,146	2,814,364

Noncontrolling interests	—	—

Total equity	2,604,146	2,814,364

Total liabilities and equity	$4,986,152	$5,158,367

The Washington Post Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Thirty-Nine Weeks Ended
	October 2,	October 3,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$55,426	$199,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	191,935	188,451
Amortization of intangible assets	23,514	20,641
Goodwill and other intangible asset impairment charges	11,923	27,477
Net pension benefit	(3,236)	(2,122)
Multiemployer pension plan withdrawal charge	—	20,355
Early retirement program expense	430	—
Foreign exchange loss (gain)	3,675	(4,824)
Net (gain) loss on sales of businesses	(516)	11,824
Net loss on write-down of marketable equity securities	53,793	—
Equity in (earnings) losses of affiliates including impairment charges, net of distributions	(5,381)	3,942
Provision (benefit) for deferred income taxes	17,317	(21,391)
Net loss on sale or write-down of property, plant and equipment and other assets	6,155	11,621
Change in assets and liabilities:
Decrease in accounts receivable, net	38,835	9,555
(Increase) decrease in inventories	(2,268)	7,917
(Decrease) increase in accounts payable and accrued liabilities	(88,643)	2,832
Increase in deferred revenue	1,771	41,825
Income taxes receivable/payable	9,291	(110)
(Increase) decrease in other assets and other liabilities, net	(51,564)	26,257
Other	1,107	186

Net cash provided by operating activities	263,564	543,467

Cash flows from investing activities:
Purchases of property, plant and equipment	(145,622)	(159,167)
Net proceeds from sale of business	12,641	23,064
Proceeds from sale of property, plant and equipment and other assets	16,201	15,418
Purchase of marketable equity securities and other investments	(5,260)	(6,764)
Investments in certain businesses, net of cash acquired	(79,223)	(3,626)
Other	(1,599)	705

Net cash used in investing activities	(202,862)	(130,370)

Cash flows from financing activities:
Common shares repurchased	(179,454)	(277,053)
Dividends paid	(57,126)	(62,855)
Issuance of debt	52,476	—
Other	(1,390)	25,216

Net cash used in financing activities	(185,494)	(314,692)

Effect of currency exchange rate change	(1,789)	1,797

Net (decrease) increase in cash and cash equivalents	(126,581)	100,202
Beginning cash and cash equivalents	437,740	477,673

Ending cash and cash equivalents	$311,159	$577,875

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

Financial Periods – The Company generally reports on a thirteen week fiscal quarter ending on the Sunday nearest the calendar quarter-end. The fiscal quarters for 2011 and 2010 ended on October 2, 2011, July 3, 2011, April 3, 2011, October 3, 2010, July 4, 2010, and April 4, 2010, respectively. With the exception of the newspaper publishing operations and the corporate office, subsidiaries of the Company report on a calendar-quarter basis.

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the thirteen and thirty-nine weeks ended October 2, 2011 and October 3, 2010 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Certain amounts in previously issued financial statements have been reclassified to conform to the current year presentation, which includes the reclassification of the results of operations of the magazine publishing segment and certain operations of the education division as discontinued operations for all periods presented.

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

In June 2011, the FASB issued an amended standard to increase the prominence of items reported in other comprehensive income. The amendment eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires that all changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the amendment requires companies to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendment does not affect how earnings per share is calculated or presented. This amendment is effective for interim and fiscal years beginning after December 15, 2011 and must be applied retrospectively. The amended standard will impact the presentation of other comprehensive income but will not impact the Company’s financial position or results of operations.

In September 2011, the FASB issued new guidance that amends the current goodwill impairment testing process. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The new guidance is effective for goodwill and interim impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted if an entity’s financial statements for the most recent period have not yet been issued. The Company plans to early adopt this guidance at the beginning of the fourth quarter of 2011 and the guidance will not have an effect on the Company’s condensed consolidated financial statements.

Note 2: Discontinued Operations

On August 18, 2011, Kaplan entered into an agreement to sell Kaplan Compliance Solutions. Under the terms of the asset purchase agreement, the buyer will receive Kaplan Compliance Solutions’ net working capital, tangible and intangible assets, and assume certain liabilities. The transaction closed in October 2011. The resulting gain at closing is not expected to be material to the financial position of the Company. The assets and liabilities of Kaplan Compliance Solutions have been classified on the Company’s condensed consolidated balance sheet as assets and liabilities of discontinued operations as of October 2, 2011. The Company did not reclassify its condensed consolidated balance sheet as of January 2, 2011 to reflect the discontinued operations.

In July 2011, Kaplan completed the sale of Kaplan Virtual Education. Under the terms of the asset purchase agreement, the buyer received Kaplan Virtual Education’s intellectual property, education programs and selected other long-lived assets. The Company recorded an after-tax loss on the transaction of $1.2 million, which is included in “Loss from discontinued operations, net of tax” in the Company’s condensed consolidated statement of operations for the third quarter and first nine months of 2011.

In April 2010, Kaplan completed the sale of Education Connection and in September 2010, the Company completed the sale of Newsweek magazine. The results of operations of Kaplan Compliance Solutions, Kaplan Virtual Education, Education Connection and the magazine publishing division for the third quarter and first nine months of 2011 and 2010, where applicable, are included in the Company’s condensed consolidated statements of operations as “Loss from discontinued operations, net of tax.” All corresponding prior period operating results presented in the Company’s condensed consolidated financial statements and the accompanying notes have been reclassified to reflect the discontinued operations presented. The Company did not reclassify its condensed consolidated statements of cash flows to reflect the discontinued operations.

Newsweek employees were participants in The Washington Post Company Retirement Plan, and the Company had historically allocated Newsweek a net pension credit for segment reporting purposes. Since the associated pension assets and liabilities were retained by the Company, the associated credit of $8.8 million and $25.8 million, respectively, for the third quarter and nine months of 2010 has been excluded from the reclassification of Newsweek results to discontinued operations. In the third quarter and first nine months of 2010, Newsweek recorded $0.8 million and $4.7 million, respectively, in accelerated depreciation and property, plant and equipment write-downs.

The summarized loss from discontinued operations, net of tax, for the third quarter and first nine months of 2011 and 2010 is presented below (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2011	2010	2011	2010
Operating revenues	$3,814	$34,688	$34,548	$125,167
Operating costs and expenses	(5,940)	(53,986)	(42,044)	(167,246)

Loss from discontinued operations	(2,126)	(19,298)	(7,496)	(42,079)
Benefit from income taxes	(783)	(6,169)	(2,883)	(15,769)

Net loss from discontinued operations	(1,343)	(13,129)	(4,613)	(26,310)
Gain (loss) on sale of discontinued operations	516	(10,293)	516	(11,656)
Provision for income taxes on sale of discontinued operations	1,683	1,169	1,683	4,969

Loss from discontinued operations, net of tax	$(2,510)	$(24,591)	$(5,780)	$(42,935)

The following table summarizes the 2011 quarterly operating results of the Company for the quarters ended April 3 and July 3, following the reclassification of the operations discussed above as discontinued operations (in thousands, except per share amounts):

	First Quarter	Second Quarter
Operating revenues
Education	$626,631	$624,844
Advertising	177,384	193,352
Circulation and subscriber	214,523	216,607
Other	31,076	34,337

	1,049,614	1,069,140

Operating costs and expenses
Operating	481,313	506,049
Selling, general and administrative	443,876	411,610
Depreciation of property, plant and equipment	63,021	63,690
Amortization of intangible assets	6,164	6,779

	994,374	988,128

Operating income	55,240	81,012
Other income (expense)
Equity in earnings of affiliates	3,737	3,138
Interest income	982	997
Interest expense	(7,961)	(7,960)
Other, net	(24,032)	(2,591)

Income from continuing operations before income taxes	27,966	74,596
Provision for income taxes	10,400	27,500

Income from continuing operations	17,566	47,096
Loss from discontinued operations, net of tax	(1,937)	(1,333)

Net income	15,629	45,763
Net (income) loss attributable to noncontrolling interests	(14)	40

Net income attributable to The Washington Post Company	15,615	45,803
Redeemable preferred stock dividends	(461)	(230)

Net income attributable to The Washington Post Company common stockholders	$15,154	$45,573

Amounts attributable to The Washington Post Company common stockholders:
Income from continuing operations	$17,091	$46,906
Loss from discontinued operations, net of tax	(1,937)	(1,333)

Net income attributable to the Washington Post Company common stockholders	$15,154	$45,573

Per share information attributable to The Washington Post Company common stockholders:
Basic income per common share from continuing operations	$2.11	$5.91
Basic loss per common share from discontinued operations	(0.24)	(0.17)

Basic net income per common share	$1.87	$5.74

Diluted income per common share from continuing operations	$2.11	$5.91
Diluted loss per common share from discontinued operations	(0.24)	(0.17)

Diluted net income per common share	$1.87	$5.74

The following table summarizes the 2010 quarterly operating results of the Company for the quarters ended April 4, 2010, July 4, 2010, October 3, 2010, and January 2, 2011, following the reclassification of the operations discussed above as discontinued operations (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues
Education	$694,078	$739,129	$737,131	$691,941
Advertising	184,182	207,241	200,532	241,650
Circulation and subscriber	213,454	215,995	213,377	214,464
Other	33,013	31,253	32,495	34,106

	1,124,727	1,193,618	1,183,535	1,182,161

Operating costs and expenses
Operating	471,542	477,248	479,526	503,260
Selling, general and administrative	478,908	480,412	471,897	457,737
Depreciation of property, plant and equipment	61,307	60,872	60,752	63,699
Amortization of intangible assets	6,403	7,492	6,409	6,438
Impairment of goodwill and other intangible assets	—	—	27,477	—

	1,018,160	1,026,024	1,046,061	1,031,134

Operating income	106,567	167,594	137,474	151,027
Other income (expense)
Equity in earnings (losses) of affiliates	(8,109)	2,027	2,140	(191)
Interest income	326	599	600	1,051
Interest expense	(7,579)	(7,598)	(7,633)	(7,693)
Other, net	(3,321)	(3,807)	12,486	2,157

Income from continuing operations before income taxes	87,884	158,815	145,067	146,351
Provision for income taxes	33,700	56,700	59,400	68,200

Income from continuing operations	54,184	102,115	85,667	78,151
(Loss) income from discontinued operations, net of tax	(8,356)	(9,988)	(24,591)	838

Net income	45,828	92,127	61,076	78,989
Net (income) loss attributable to noncontrolling interests	12	8	76	(2)

Net income attributable to The Washington Post Company	45,840	92,135	61,152	78,987
Redeemable preferred stock dividends	(461)	(231)	(230)	—

Net income attributable to The Washington Post Company common Stockholders	$45,379	$91,904	$60,922	$78,987

Amounts attributable to The Washington Post Company common stockholders:
Income from continuing operations	$53,735	$101,892	$85,513	$78,149
(Loss) income from discontinued operations, net of tax	(8,356)	(9,988)	(24,591)	838

Net income attributable to the Washington Post Company common stockholders	$45,379	$91,904	$60,922	$78,987

Per share information attributable to The Washington Post Company common stockholders:
Basic income per common share from continuing operations	$5.81	$11.08	$9.61	$9.32
Basic (loss) income per common share from discontinued operations	(0.90)	(1.08)	(2.76)	0.10

Basic net income per common share	$4.91	$10.00	$6.85	$9.42

Diluted income per common share from continuing operations	$5.81	$11.08	$9.60	$9.32
Diluted (loss) income per common share from discontinued operations	(0.90)	(1.08)	(2.76)	0.10

Diluted net income per common share	$4.91	$10.00	$6.84	$9.42

The following table summarizes the operating results of the Company for fiscal year 2010 and 2009, following the reclassification of operations discussed above as discontinued operations (in thousands, except per share amounts):

	Fiscal Year Ended
	January 2,	January 3,
	2011	2010
Operating revenues
Education	$2,862,279	$2,576,162
Advertising	833,605	778,158
Circulation and subscriber	857,290	845,848
Other	130,867	125,872

	4,684,041	4,326,040

Operating costs and expenses
Operating	1,931,576	1,879,214
Selling, general and administrative	1,888,954	1,831,716
Depreciation of property, plant and equipment	246,630	290,609
Amortization of intangible assets	26,742	25,610
Impairment of goodwill and other long-lived assets	27,477	8,492

	4,121,379	4,035,641

Operating income	562,662	290,399
Other income (expense)
Equity in losses of affiliates	(4,133)	(29,421)
Interest income	2,576	2,597
Interest expense	(30,503)	(31,565)
Other, net	7,515	13,197

Income from continuing operations before income taxes	538,117	245,207
Provision for income taxes	218,000	89,000

Income from continuing operations	320,117	156,207
Loss from discontinued operations, net of tax	(42,097)	(65,007)

Net income	278,020	91,200
Net loss attributable to noncontrolling interests	94	1,574

Net income attributable to The Washington Post Company	278,114	92,774
Redeemable preferred stock dividends	(922)	(928)

Net income attributable to The Washington Post Company common stockholders	$277,192	$91,846

Amounts attributable to The Washington Post Company common stockholders:
Income from continuing operations	$319,289	$156,853
Loss from discontinued operations, net of tax	(42,097)	(65,007)

Net income attributable to the Washington Post Company common stockholders	$277,192	$91,846

Per share information attributable to The Washington Post Company common stockholders:
Basic income per common share from continuing operations	$35.77	$16.70
Basic loss per common share from discontinued operations	(4.71)	(6.92)

Basic net income per common share	$31.06	$9.78

Diluted income per common share from continuing operations	$35.75	$16.70
Diluted loss per common share from discontinued operations	(4.71)	(6.92)

Diluted net income per common share	$31.04	$9.78

Note 3: Investments

Investments in marketable equity securities at October 2, 2011 and January 2, 2011 consist of the following (in thousands):

	October 2,	January 2,
	2011	2011
Total cost	$169,271	$223,064
Net unrealized gains	109,297	117,846

Total fair value	$278,568	$340,910

There were no new investments or sales of marketable equity securities in the first nine months of 2011 and 2010.

At the end of the first quarter of 2011, the Company’s investment in Corinthian Colleges, Inc. had been in an unrealized loss position for over six months. The Company evaluated this investment for other-than-temporary impairment based on various factors, including the duration and severity of the unrealized loss, the reason for the decline in value and the potential recovery period, and the Company’s ability and intent to hold the investment. In the first quarter of 2011, the Company concluded the loss was other-than-temporary and recorded a $30.7 million write-down on the investment. The investment continued to decline and in the third quarter of 2011, the Company recorded another $23.1 million write-down on the investment. The Company’s investment in Corinthian Colleges, Inc. accounted for $12.0 million of the total fair value of the Company’s investments in marketable equity securities at October 2, 2011.

In the third quarter of 2011, the Company recorded a $9.2 million impairment charge on the Company’s interest in Bowater Mersey Paper Company, as a result of the challenging economic environment for newsprint producers.

Note 4: Acquisitions and Dispositions

In the first nine months of 2011, the Company acquired four businesses totaling $132.0 million, including assumed debt of $5.5 million and other assumed liabilities. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition; most of the purchase price for these acquisitions has been allocated to goodwill, other intangible assets, and property, plant and equipment on a preliminary basis.

In October 2011, Kaplan sold Kaplan Compliance Solutions, which was part of Kaplan Higher Education. In the third quarter of 2011, Kaplan sold Kaplan Virtual Education, which was part of Kaplan Ventures. The Company did not make any acquisitions during the third quarter of 2011. In the second quarter of 2011, Kaplan acquired three businesses in its Kaplan International division. These acquisitions included Kaplan’s May 2011 acquisitions of Franklyn Scholar and Carrick Education Group, leading national providers of vocational training and higher education in Australia. In June 2011, Kaplan acquired Structuralia, a provider of e-learning for the engineering and infrastructure sector in Spain. In the first quarter of 2011, Kaplan acquired one business in its Kaplan Ventures division.

The Company did not make any acquisitions during the third quarter of 2010. On September 30, 2010, the Company completed the sale of Newsweek. In the second quarter of 2010, the Company made two small acquisitions in its Cable division and in Other businesses and Kaplan completed the sale of Education Connection, which was part of the Kaplan Ventures division. In the first quarter of 2010, Kaplan made one small acquisition in its Kaplan Ventures division.

Note 5: Goodwill and Other Intangible Assets

The education division made several changes to its operating and reporting structure in the first quarter of 2011, changing the composition of the reporting units within Kaplan Test Preparation, Kaplan Ventures and Kaplan Higher Education (see Note 13). The changes resulted in the reassignment of the assets and liabilities to the reporting units affected. The goodwill was allocated to the reporting units affected using the relative fair value approach.

As a result of continued challenges in the lead generation industry, in both the third quarters of 2011 and 2010, the Company performed interim reviews of the carrying value of goodwill and other intangible asset at its online lead generation business, which is included within the other businesses segment. The Company failed the step one goodwill impairment tests and performed a step two analysis, resulting in a $11.9 million and $27.5 million goodwill and other intangible assets impairment charge in the third quarters of 2011 and 2010, respectively. The Company estimated the fair value utilizing a discounted cash flow model.

Amortization of intangible assets for the thirteen weeks ended October 2, 2011 and October 3, 2010 was $9.3 million and $6.5 million, respectively. Amortization of intangible assets for the thirty-nine weeks ended October 2, 2011 and October 3, 2010 was $23.5 and $20.6 million. Amortization of intangible assets is estimated to be approximately $8 million for the remainder of 2011, $13 million in 2012, $10 million in 2013, $8 million in 2014, $6 million in 2015, $3 million in 2016 and $8 million thereafter.

The changes in the carrying amount of goodwill related to continuing operations, by segment, for the thirty-nine weeks ended October 2, 2011 were as follows (in thousands):

		Cable	Newspaper	Television	Other
	Education	Television	Publishing	Broadcasting	Businesses	Total
Balance as of January 2, 2011:
Goodwill	$1,073,089	$85,488	$81,183	$203,165	$100,152	$1,543,077
Accumulated impairment losses	(15,529)	—	(65,772)	—	(85,419)	(166,720)

	1,057,560	85,488	15,411	203,165	14,733	1,376,357
Acquisitions	78,966	—	—	—	—	78,966
Impairment	—	—	—	—	(11,923)	(11,923)
Dispositions	(3,646)	—	—	—	—	(3,646)
Reclassification to discontinued operations	(14,903)	—	—	—	—	(14,903)
Foreign currency exchange rate changes and other	(9,671)	—	—	—	—	(9,671)

Balance as of October 2, 2011:
Goodwill	1,123,835	85,488	81,183	203,165	100,152	1,593,823
Accumulated impairment losses	(15,529)	—	(65,772)	—	(97,342)	(178,643)

	$1,108,306	$85,488	$15,411	$203,165	$2,810	$1,415,180

The changes in carrying amount of goodwill at the Company’s education division for the thirty-nine weeks ended October 2, 2011 were as follows (in thousands):

	Higher	Test	Kaplan	Kaplan
	Education	Preparation	International	Ventures	Total
Balance as of January 2, 2011:
Goodwill	$335,226	$229,486	$444,940	$63,437	$1,073,089
Accumulated impairment losses	—	(7,037)	—	(8,492)	(15,529)

	335,226	222,449	444,940	54,945	1,057,560
Reallocation, net (Note 13)	91,043	(70,262)	—	(20,781)	—
Acquisitions	422	—	75,126	3,418	78,966
Dispositions	—	—	—	(3,646)	(3,646)
Reclassification to discontinued operations	(14,903)	—	—	—	(14,903)
Foreign currency exchange rate changes and other	(138)	—	(7,478)	(2,055)	(9,671)

Balance as of October 3, 2010:
Goodwill	418,687	152,187	512,588	40,373	1,123,835
Accumulated impairment losses	(7,037)	—	—	(8,492)	(15,529)

	$411,650	$152,187	$512,588	$31,881	$1,108,306

Other intangible assets consist of the following (in thousands):

		As of October 2, 2011			As of January 2, 2011
	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Non-compete agreements	2-5 years	$45,475	$41,641	$3,834	$43,940	$33,570	$10,370
Student and customer relationships	2-10 years	74,004	45,790	28,214	66,510	41,958	24,552
Databases and technology	3-5 years	10,514	6,796	3,718	10,514	2,921	7,593
Trade names and trademarks	2-10 years	34,529	17,829	16,700	29,053	15,330	13,723
Other	1-25 years	9,950	6,012	3,938	11,502	6,498	5,004

		$174,472	$118,068	$56,404	$161,519	$100,277	$61,242

Indefinite-lived intangible assets:
Franchise agreements		$496,321			$496,166
Wireless licenses		22,150			22,150
Licensure and accreditation		7,862			7,877
Other		4,408			4,623

		$530,741			$530,816

Note 6: Income Taxes

The effective tax rate for income from continuing operations for the first nine months of 2011 was 47.1%. The higher effective rate in 2011 is primarily due to $4.5 million from nondeductible goodwill in connection with an impairment charge and $5.2 million in income tax expense related to valuation allowances, both recorded in the third quarter of 2011.

The effective tax rate for income from continuing operations for the first nine months of 2010 was 38.2%. The effective rate in 2010 was adversely impacted by $9.1 million from nondeductible goodwill in connection with an impairment charge recorded in the third quarter of 2010.

Note 7: Borrowings

The Company’s borrowings consist of the following (in thousands):

	October 2, 2011	January 2, 2011
7.25% unsecured notes due February 1, 2019	$396,961	$396,650
AUS $50M borrowing	48,699	—
Other indebtedness	7,518	3,000

Total	453,178	399,650
Less: current portion	(3,107)	(3,000)

Total long-term debt	$450,071	$396,650

The Company’s other indebtedness at October 2, 2011 is at interest rates from 0% to 6% and matures from 2011 to 2016. The Company’s other indebtedness at January 2, 2011 is at an interest rate of 6%, and matures in 2011.

During the third quarter of 2011 and 2010, the Company had average borrowings outstanding of approximately $417.6 million and $399.5 million, respectively, at average annual interest rates of approximately 7.2%. During the third quarter of 2011 and 2010, the Company incurred net interest expense of $7.7 million and $7.0 million, respectively.

During the first nine months of 2011 and 2010, the Company had average borrowings outstanding of approximately $406.9 million and $399.4 million, respectively, at average annual interest rates of approximately 7.2%. During the first nine months of 2011 and 2010, the Company incurred net interest expense of $21.6 million and $21.3 million, respectively.

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

On September 7, 2011, the Company borrowed AUS $50 million under its revolving credit facility. On the same date, the Company entered into interest rate swap agreements with a total notional value of AUS $50.0 million and a maturity date of March 7, 2015. These interest rate swap agreements will pay the Company variable interest on the AUS $50 million notional amount at the three-month bank bill rate, and the Company will pay the counterparties a fixed rate of 4.5275%.

These interest rate swap agreements were entered into to convert the variable rate AUS dollar borrowing under the revolving credit facility into a fixed rate borrowing. Based on the terms of the interest rate swap agreements and the underlying borrowing, these interest rate swap agreements were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in other comprehensive income on the accompanying condensed consolidated balance sheets until earnings are affected by the variability of cash flows.

The Company did not borrow funds under its commercial paper program in the first nine months of 2011.

At October 2, 2011, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $468.0 million, compared with the carrying amount of $397.0 million. At January 2, 2011, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $457.2 million, compared with the carrying amount of $396.7 million. The carrying value of the Company’s other unsecured debt at October 2, 2011 approximates fair value.

Note 8: (Loss) Earnings Per Share

The Company’s (loss) earnings per share from continuing operations (basic and diluted) for the third quarter and first nine months of 2011 and 2010 are presented below (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2011	2010	2011	2010
(Loss) income from continuing operations attributable to The Washington Post Company common stockholders	$(3,698)	$85,513	$60,299	$241,140
Less: Amount attributable to participating securities	(190)	(483)	(745)	(1,468)

Basic (loss) income from continuing operations attributable to The Washington Post Company common stockholders	$(3,888)	$85,030	$59,554	$239,672

Plus: Amount attributable to participating securities	—	483	745	1,468

Diluted (loss) income from continuing operations attributable to The Washington Post Company common stockholders	$(3,888)	$85,513	$60,299	$241,140

Basic weighted average shares outstanding	7,802	8,839	7,900	9,047
Effect of dilutive shares:
Stock options and restricted stock	—	65	79	66

Diluted weighted average shares outstanding	7,802	8,904	7,979	9,113

(Loss) income per share from continuing operations attributable to The Washington Post Company common stockholders:
Basic	$(0.50)	$9.61	$7.54	$26.48

Diluted	$(0.50)	$9.60	$7.54	$26.46

The diluted earnings per share amounts for the third quarter of 2011 and the first nine months of 2011 exclude the effects of 137,544 and 101,794 stock options outstanding, respectively, as their inclusion would have been antidilutive. The diluted earnings per share amounts for the third quarter of 2010 and the first nine months of 2010 exclude the effects of 59,069 and 36,125 stock options outstanding, respectively, as their inclusion would have been antidilutive.

In the third quarter and the first nine months of 2011, the Company declared regular dividends totaling $2.35 and $9.40 per share, respectively.

Note 9: Pension and Postretirement Plans

Defined Benefit Plans. The total (benefit) cost arising from the Company’s defined benefit pension plans for the third quarter and nine months ended October 2, 2011 and October 3, 2010, consists of the following components (in thousands):

	Pension Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2011	2010	2011	2010
Service cost	$6,760	$6,836	$20,734	$20,969
Interest cost	14,964	14,993	45,033	45,180
Expected return on assets	(24,095)	(23,847)	(71,648)	(71,558)
Amortization of transition asset	—	(8)	—	(22)
Amortization of prior service cost	882	1,103	2,645	3,309

Net periodic benefit	(1,489)	(923)	(3,236)	(2,122)
Early retirement programs expense	—	—	430	—
Special termination benefits	—	5,295	—	5,295
Recognition of prior service cost	—	2,369	—	2,369

Total (benefit) cost	$(1,489)	$6,741	$(2,806)	$5,542

In connection with the Newsweek sale, the Company recorded $5.3 million in special termination benefits expense and $2.4 million in prior service cost expense; these amounts are included in discontinued operations for the third quarter and nine months ended October 3, 2010.

The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) for the third quarter and nine months ended October 2, 2011 and October 3, 2010, including a portion included in discontinued operations, consists of the following components (in thousands):

	SERP
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2011	2010	2011	2010
Service cost	$380	$344	$1,140	$1,033
Interest cost	1,084	1,072	3,252	3,216
Amortization of prior service cost	65	102	195	305
Recognized actuarial loss	353	238	1,059	714

Total cost	$1,882	$1,756	$5,646	$5,268

Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. As of September 30, 2011 and December 31, 2010, the assets of the Company’s pension plans were allocated as follows:

	Pension Plan Asset Allocations
	September 30,	December 31,
	2011	2010
U.S. equities	69%	66%
U.S. fixed income	12%	19%
International equities	19%	15%

Total	100%	100%

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

The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of September 30, 2011. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At September 30, 2011 the Company held common stock in one investment which exceeded 10% of total plan assets. This investment was valued at $176.8 million and $134.8 million at September 30, 2011 and December 31, 2010, respectively, or approximately 11% and 8%, respectively, of total plan assets. Assets also included $143.3 million and $161.6 million of Berkshire Hathaway Class A and Class B common stock at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011 the Company held investments in one foreign country which exceeded 10% of total plan assets. These investments were valued at $193.8 million and $155.0 million at September 30, 2011 and December 31, 2010, respectively, or approximately 12% and 9%, respectively, of total plan assets.

Other Postretirement Plans. The total benefit arising from the Company’s other postretirement plans for the third quarter and nine months ended October 2, 2011 and October 3, 2010, including a portion included in discontinued operations, consists of the following components (in thousands):

	Postretirement Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2011	2010	2011	2010
Service cost	$718	$847	$2,154	$2,540
Interest cost	766	997	2,297	2,992
Amortization of prior service credit	(1,412)	(1,287)	(4,237)	(3,862)
Recognized actuarial gain	(481)	(513)	(1,441)	(1,538)

Net periodic (benefit) cost	(409)	44	(1,227)	132
Curtailment gain	—	(8,583)	—	(8,583)

Total benefit	$(409)	$(8,539)	$(1,227)	$(8,451)

The Company recorded a curtailment gain of $8.6 million in the third quarter of 2010 due to the sale of Newsweek; the gain is included in discontinued operations for the third quarter and nine months ended October 3, 2010.

Multiemployer Pension Plans. In July 2010, the Washington Post notified the union and the CWA-ITU Negotiated Pension Plan (the Plan) of its unilateral withdrawal from the Plan effective November 30, 2010. In connection with this action, The Washington Post recorded a $2.7 million and $20.4 million charge for the third quarter and nine months ended October 3, 2010, respectively, based on an estimate of the withdrawal liability.

Note 10: Other Non-Operating (Expense) Income

A summary of non-operating (expense) income for the thirteen and thirty-nine weeks ended October 2, 2011 and October 3, 2010, is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2011	2010	2011	2010
Impairment write-down on a marketable equity security	$(23,097)	$—	$(53,793)	$—
Foreign currency (losses) gains, net	(6,707)	11,923	(3,675)	4,824
Gain on sale of cost method investments	—	—	4,031	—
Impairment write-down on a cost method investment	(231)	—	(3,379)	—
Other, net	385	563	543	534

Total	$(29,650)	$12,486	$(56,273)	$5,358

Note 11: Contingencies

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

With regard to previously disclosed legal proceedings, three federal False Claims Act lawsuits against Kaplan Higher Education (KHE) businesses have been dismissed in their entirety: specifically, the lawsuits filed by Charles Jajdelski (U.S. District Court for the District of Nevada), Ben Wilcox (U.S. District Court for the Southern District of Florida) and Jorge Torres (U.S. District Court for the Southern District of Florida) have been dismissed, with final judgments entered in favor of the Company. To the extent these judgments are appealed, the Company will seek to affirm the rulings of the District Courts.

As for the three remaining federal False Claims Act cases (all pending in the U.S. District Court for the Southern District of Florida), the Company’s motions to dismiss were granted in part. Specifically: in the Carlos Diaz matter, all federal False Claims Act allegations have been dismissed, leaving an individual employment claim to be adjudicated; with respect to the remaining claims, the federal False Claims allegations were dismissed in part and narrowed in scope. The Company will proceed to vigorously defend the remaining elements of each case.

DOE Program Reviews. The U.S. Department of Education (DOE) has undertaken Program Reviews at various Kaplan Higher Education (KHE) campus locations and at Kaplan University. Six Program Reviews were recently finalized with no significant findings. Currently, there are two pending Program Reviews. The results of these open reviews and their impact on Kaplan’s operations are uncertain.

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

Note 12: Fair Value Measurements

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair value	Level 1	Level 2
At October 2, 2011:
Assets:
Money market investments(1)	$132,544	$—	$132,544
Marketable equity securities(3)	278,568	278,568	—
Other current investments(4)	42,346	13,265	29,081
Interest rate swap(5)	489	—	489

Total financial assets	$453,947	$291,833	$162,114

Liabilities:
Deferred compensation plan liabilities(6)	$60,109	$—	$60,109
7.25% unsecured notes(7)	468,000	—	468,000
AUS $50M borrowing(7)	48,699	—	48,699

Total financial liabilities	$576,808	$—	$576,808

At January 2, 2011:
Assets:
Money market investments(2)	$308,927	$—	$308,927
Marketable equity securities(3)	340,910	340,910	—
Other current investments(4)	32,840	11,835	21,005

Total financial assets	$682,677	$352,745	$329,932

Liabilities:
Deferred compensation plan liabilities(6)	$69,226	$—	$69,226
7.25% unsecured notes(7)	457,200	—	457,200

Total financial liabilities	$526,426	$—	$526,426

(1)	The Company’s money market investments at October 2, 2011 are included in cash and cash equivalents.
(2)	The Company’s money market investments at January 2, 2011 are included in cash, cash equivalents and restricted cash.
(3)	The Company’s investments in marketable equity securities are classified as available-for-sale.
(4)	Includes U.S. Government Securities, corporate bonds, mutual funds and time deposits (with original maturities greater than 90 days, but less than one year).
(5)	Included in Deferred charges and other assets. The fair value utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity and market interest rates.
(6)	Includes The Washington Post Company Deferred Compensation Plan and supplemental savings plan benefits under The Washington Post Company Supplemental Executive Retirement Plan, which are included in accrued compensation and related benefits.
(7)	See Note 7 for carrying amount of these notes and borrowing.

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

Note 13: Business Segments

Through its subsidiary Kaplan, Inc., the Company provides educational services for individuals, schools and businesses. The Company also operates principally in three areas of the media business: cable television, newspaper publishing and television broadcasting.

In the first quarter of 2011, Kaplan made several changes to its operating and reporting structure. Kaplan’s domestic professional training business was moved from Test Preparation to Kaplan Higher Education and Kaplan Continuing Education moved from Kaplan Ventures to Kaplan Higher Education. Also, Kaplan sold Kaplan Compliance Solutions in October 2011, Kaplan Virtual Education in July 2011 and Education Connection in April 2010; therefore, the education division’s operating results exclude these businesses. Segment operating results of the education division have been restated to reflect these changes.

In light of recent revenue declines and other business challenges, Kaplan has formulated and implemented restructuring plans at its various businesses that have resulted in significant costs in 2010 and 2011, with the objective of establishing lower cost levels in future periods. Across all Kaplan businesses, severance and restructuring costs totaled $5.6 million and $19.6 million in the third quarter and first nine months of 2011, respectively, compared to $7.8 million in the first nine months of 2010 (from the first half of 2010). Kaplan estimates that approximately $5.0 million in additional costs will be incurred in the fourth quarter of 2011.

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

Due to the sale of Newsweek, the magazine publishing division is no longer included as a separate segment as its results have been reclassified to discontinued operations. Newsweek employees were participants in The Washington Post Company Retirement Plan, and the Company had historically been allocated a net pension credit for segment reporting purposes. Since the associated pension assets and liabilities were retained by the Company, the associated credit has been excluded from the reclassification of Newsweek results to discontinued operations. Pension cost arising from early retirement programs at Newsweek, however, is included in discontinued operations.

In computing income from operations by segment, the effects of equity in losses of affiliates, interest income, interest expense, other non-operating income and expense items and income taxes are not included.

The following table summarizes the 2011 quarterly financial information related to each of the Company’s business segments for the quarters ended April 3, July 3, and October 2 (in thousands):

	First Quarter	Second Quarter	Third Quarter
Operating revenues
Education	$626,631	$624,844	$615,884
Cable television	190,280	191,231	187,892
Newspaper publishing	154,997	162,772	149,257
Television broadcasting	72,183	84,940	73,830
Other businesses	6,662	6,095	6,257
Corporate office	—	—	—
Intersegment elimination	(1,139)	(742)	(480)

	$1,049,614	$1,069,140	$1,032,640

Income (loss) from operations
Education	$18,736	$20,381	$18,047
Cable television	37,707	40,425	36,795
Newspaper publishing	(12,827)	(2,918)	(9,897)
Television broadcasting	19,591	32,571	24,073
Other businesses	(5,039)	(5,014)	(18,126)
Corporate office	(2,928)	(4,433)	1,069

	$55,240	$81,012	$51,961

Equity in earnings (losses) of affiliates	3,737	3,138	(1,494)
Interest expense, net	(6,979)	(6,963)	(7,673)
Other, net	(24,032)	(2,591)	(29,650)

Income from continuing operations before income taxes	$27,966	$74,596	$13,144

Depreciation of property, plant and equipment
Education	$21,000	$22,299	$21,314
Cable television	31,786	31,533	31,661
Newspaper publishing	6,900	6,540	6,453
Television broadcasting	3,110	3,134	3,137
Other businesses	81	84	79
Corporate office	144	100	—

	$63,021	$63,690	$62,644

Amortization of intangible assets
Education	$4,868	$5,490	$5,992
Cable television	73	66	62
Newspaper publishing	290	289	290
Television broadcasting	—	—	—
Other businesses	933	934	2,259
Corporate office	—	—	—

	$6,164	$6,779	$8,603

Impairment of goodwill
Education	$—	$—	$—
Cable television	—	—	—
Newspaper Publishing	—	—	—
Television broadcasting	—	—	—
Other businesses	—	—	11,923
Corporate office	—	—	—

	$—	$—	$11,923

Net pension (expense) credit
Education	$(1,552)	$(1,652)	$(1,655)
Cable television	(518)	(497)	(455)
Newspaper publishing	(6,705)	(5,288)	(5,244)
Television broadcasting	(646)	(335)	(325)
Other businesses	(17)	(17)	(17)
Corporate office	9,297	9,247	9,185

	$(141)	$1,458	$1,489

The following table summarizes the 2010 quarterly financial information related to each of the Company’s business segments for the quarters ended April 4, 2010, July 4, 2010, October 3, 2010, and January 2, 2011 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues
Education	$694,078	$739,129	$737,131	$691,941
Cable television	189,358	190,558	188,694	191,274
Newspaper publishing	155,771	172,730	163,447	188,425
Television broadcasting	73,482	82,592	83,178	102,912
Other businesses	14,134	10,693	13,098	8,470
Corporate office	—	—	—	—
Intersegment elimination	(2,096)	(2,084)	(2,013)	(861)

	$1,124,727	$1,193,618	$1,183,535	$1,182,161

Income (loss) from operations
Education	$61,412	$113,087	$105,999	$66,235
Cable television	42,536	43,790	40,264	37,355
Newspaper publishing	(13,752)	(14,300)	(1,715)	19,941
Television broadcasting	20,911	29,806	25,283	45,348
Other businesses	(833)	(2,885)	(28,459)	(2,789)
Corporate office	(3,707)	(1,904)	(3,898)	(15,063)

	$106,567	$167,594	$137,474	$151,027

Equity in (losses) earnings of affiliates	(8,109)	2,027	2,140	(191)
Interest expense, net	(7,253)	(6,999)	(7,033)	(6,642)
Other, net	(3,321)	(3,807)	12,486	2,157

Income from continuing operations before income taxes	$87,884	$158,815	$145,067	$146,351

Depreciation of property, plant and equipment
Education	$18,457	$18,868	$18,763	$21,218
Cable television	31,626	30,722	31,174	31,312
Newspaper publishing	7,884	7,818	7,416	7,223
Television broadcasting	3,137	3,260	3,182	3,141
Other businesses	59	62	72	77
Corporate office	144	142	145	728

	$61,307	$60,872	$60,752	$63,699

Amortization of intangible assets
Education	$5,163	$6,243	$4,886	$5,114
Cable television	76	75	74	102
Newspaper publishing	282	389	262	290
Television broadcasting	—	—	—	—
Other businesses	882	785	1,187	932
Corporate office	—	—	—	—

	$6,403	$7,492	$6,409	$6,438

Impairment of goodwill and other intangible assets
Education	$—	$—	$—	$—
Cable television	—	—	—	—
Newspaper publishing	—	—	—	—
Television broadcasting	—	—	—	—
Other businesses	—	—	27,477	—
Corporate office	—	—	—	—

	$—	$—	$27,477	$—

Net pension credit (expense)
Education	$(1,349)	$(1,526)	$(1,434)	$(1,398)
Cable television	(468)	(475)	(488)	(488)
Newspaper publishing	(5,560)	(23,192)	(8,088)	(5,447)
Television broadcasting	(262)	(295)	(278)	(278)
Other businesses	(15)	(18)	(15)	(17)
Corporate office	8,089	8,570	8,571	9,369

	$435	$(16,936)	$(1,732)	$1,741

The following table summarizes financial information related to each of the Company’s business segments for the nine months ended October 2, 2011 and October 3, 2010, as well as for the fiscal years 2010 and 2009 (in thousands):

	Nine Month Period		Fiscal Year Ended
	2011	2010	2010	2009
Operating revenues
Education	$1,867,359	$2,170,338	$2,862,279	$2,576,162
Cable television	569,403	568,610	759,884	750,409
Newspaper publishing	467,026	491,948	680,373	679,282
Television broadcasting	230,953	239,252	342,164	272,651
Other businesses	19,014	37,925	46,395	53,921
Corporate office	—	—	—	—
Intersegment elimination	(2,361)	(6,193)	(7,054)	(6,385)

	$3,151,394	$3,501,880	$4,684,041	$4,326,040

Income (loss) from operations
Education	$57,164	$280,498	$346,733	$227,281
Cable television	114,927	126,590	163,945	169,051
Newspaper publishing	(25,642)	(29,767)	(9,826)	(163,549)
Television broadcasting	76,235	76,000	121,348	70,506
Other businesses	(28,179)	(32,177)	(34,966)	(61)
Corporate office	(6,292)	(9,509)	(24,572)	(12,829)

	$188,213	$411,635	$562,662	$290,399

Equity in earnings (losses) of affiliates	5,381	(3,942)	(4,133)	(29,421)
Interest expense, net	(21,615)	(21,285)	(27,927)	(28,968)
Other, net	(56,273)	5,358	7,515	13,197

Income from continuing operations before income taxes	$115,706	$391,766	$538,117	$245,207

Depreciation of property, plant and equipment
Education	$64,613	$56,088	$77,306	$80,403
Cable television	94,980	93,522	124,834	124,207
Newspaper publishing	19,893	23,118	30,341	72,870
Television broadcasting	9,381	9,579	12,720	12,299
Other businesses	244	193	270	151
Corporate office	244	431	1,159	679

	$189,355	$182,931	$246,630	$290,609

Amortization of intangible assets
Education	$16,350	$16,292	$21,406	$21,191
Cable television	201	225	327	310
Newspaper publishing	869	933	1,223	1,010
Television broadcasting	—	—	—	—
Other businesses	4,126	2,854	3,786	3,099
Corporate office	—	—	—	—

	$21,546	$20,304	$26,742	$25,610

Impairment of goodwill and other long-lived assets
Education	$—	$—	$—	$8,492
Cable television	—	—	—	—
Newspaper publishing	—	—	—	—
Television broadcasting	—	—	—	—
Other businesses	11,923	27,477	27,477	—
Corporate office	—	—	—	—

	$11,923	$27,477	$27,477	$8,492

Net pension (expense) credit
Education	$(4,859)	$(4,309)	$(5,707)	$(5,414)
Cable television	(1,470)	(1,431)	(1,919)	(1,851)
Newspaper publishing	(17,237)	(36,840)	(42,287)	(75,925)
Television broadcasting	(1,306)	(835)	(1,113)	(418)
Other businesses	(51)	(48)	(65)	(82)
Corporate office	27,729	25,230	34,599	33,836

	$2,806	$(18,233)	$(16,492)	$(49,854)

Asset information for the Company’s business segments are as follows (in thousands):

	As of
	October 2, 2011	January 2, 2011	January 3, 2010
Identifiable assets
Education	$2,010,417	$2,197,277	$2,188,328
Cable television	1,135,308	1,141,427	1,164,209
Newspaper publishing	162,360	206,305	207,234
Television broadcasting	424,911	436,289	433,705
Other businesses	12,875	30,038	54,418
Corporate office	909,372	774,484	729,706

	$4,655,243	$4,785,820	$4,777,600

Investments in marketable equity securities	$278,568	$340,910	$353,884
Investments in affiliates	25,450	31,637	54,722
Assets of discontinued operations	26,891	—	—

Total assets	$4,986,152	$5,158,367	$5,186,206

The following table summarizes the 2011 quarterly financial information related to the operating segments of the Company’s education division for the quarters ended March 31, June 30, and September 30 (in thousands):

	First Quarter	Second Quarter	Third Quarter
Operating revenues
Higher education	$386,883	$358,312	$330,856
Test preparation	73,365	83,197	79,630
Kaplan international	148,687	166,071	188,963
Kaplan ventures	18,365	17,418	17,919
Kaplan corporate and other	1,117	1,065	1,293
Intersegment elimination	(1,786)	(1,219)	(2,777)

	$626,631	$624,844	$615,884

Income (loss) from operations
Higher education	$50,650	$45,157	$25,083
Test preparation	(12,676)	(11,597)	(4,745)
Kaplan international	547	10,207	12,311
Kaplan ventures	(3,068)	(4,290)	(3,875)
Kaplan corporate and other	(16,486)	(19,114)	(9,647)
Intersegment elimination	(231)	18	(1,080)

	$18,736	$20,381	$18,047

Depreciation of property, plant and equipment
Higher education	$11,241	$11,897	$11,825
Test preparation	4,449	3,796	3,445
Kaplan international	3,430	4,713	4,355
Kaplan ventures	1,049	1,028	1,006
Kaplan corporate and other	831	865	683

	$21,000	$22,299	$21,314

Amortization of intangible assets	$4,868	$5,490	$5,992
Kaplan stock-based incentive compensation (credit) expense	$(825)	$483	$(1,854)

The following table summarizes the 2010 quarterly financial information related to the operating segments within the Company’s education division for the quarters ended March 31, June 30, September 30, and December 31 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues
Higher education	$474,493	$503,656	$491,570	$435,319
Test preparation	73,815	85,238	80,236	75,590
Kaplan international	133,985	137,389	151,208	163,342
Kaplan ventures	14,123	13,423	14,065	17,685
Kaplan corporate and other	1,291	1,283	1,375	1,588
Intersegment elimination	(3,629)	(1,860)	(1,323)	(1,583)

	$694,078	$739,129	$737,131	$691,941

Income (loss) from operations
Higher education	$91,515	$127,706	$117,011	$70,648
Test preparation	(11,770)	(327)	(1,625)	(18,861)
Kaplan international	4,527	12,945	14,904	23,776
Kaplan ventures	(3,981)	(4,949)	(5,076)	(3,484)
Kaplan corporate and other	(18,888)	(21,997)	(19,245)	(5,862)
Intersegment elimination	9	(291)	30	18

	$61,412	$113,087	$105,999	$66,235

Depreciation of property, plant and equipment
Higher education	$10,348	$10,459	$10,647	$10,958
Test preparation	3,129	3,360	3,025	4,581
Kaplan international	2,955	3,000	3,054	3,830
Kaplan ventures	1,032	1,009	985	1,083
Kaplan corporate and other	993	1,040	1,052	766

	$18,457	$18,868	$18,763	$21,218

Amortization of intangible assets	$5,163	$6,243	$4,886	$5,114
Kaplan stock-based incentive compensation expense (credit)	$535	$552	$(2,397)	$131

The following table summarizes financial information related to the operating segments of the Company’s education division segments for the nine months ended September 30, 2011 and 2010, as well as for the fiscal years ended December 31, 2010 and 2009 (in thousands):

	Nine Month Period		Fiscal Year Ended
	2011	2010	2010	2009

Operating revenues
Higher education	$1,076,051	$1,469,719	$1,905,038	$1,653,276
Test preparation(1)	236,192	239,289	314,879	336,788
Kaplan international	503,721	422,582	585,924	537,238
Kaplan ventures	53,702	41,611	59,296	57,210
Kaplan corporate and other	3,475	3,949	5,537	2,436
Intersegment elimination	(5,782)	(6,812)	(8,395)	(10,786)

	$1,867,359	$2,170,338	$2,862,279	$2,576,162

Income (loss) from operations
Higher education	$120,890	$336,232	$406,880	$284,357
Test preparation(1)	(29,018)	(13,722)	(32,583)	(18,029)
Kaplan international	23,065	32,376	56,152	53,772
Kaplan ventures	(11,233)	(14,006)	(17,490)	(9,286)
Kaplan corporate and other	(45,247)	(60,130)	(65,992)	(83,843)
Intersegment elimination	(1,293)	(252)	(234)	310

	$57,164	$280,498	$346,733	$227,281

Depreciation of property, plant and equipment
Higher education	$34,963	$31,454	$42,412	$42,813
Test preparation	11,690	9,514	14,095	17,941
Kaplan international	12,498	9,009	12,839	11,438
Kaplan ventures	3,083	3,026	4,109	3,911
Kaplan corporate and other	2,379	3,085	3,851	4,300

	$64,613	$56,088	$77,306	$80,403

Amortization of intangible assets	$16,350	$16,292	$21,406	$21,191
Impairment of goodwill and other long-lived assets	$—	$—	$—	$8,492
Kaplan stock-based incentive compensation (credit) expense	$(2,196)	$(1,310)	$(1,179)	$933

(1)	Test Preparation amounts include revenues of $8.6 million and operating losses of $36.8 million from Score for the fiscal year ended 2009.

Identifiable assets for the Company’s education division consist of the following (in thousands):

	As of
	September 30, 2011	December 31, 2010	December 31, 2009
Identifiable assets
Higher education	$705,228	$1,093,614	$1,069,965
Test preparation	334,995	290,367	285,673
Kaplan international	845,811	675,122	671,249
Kaplan ventures	104,227	118,461	88,291
Kaplan corporate and other	20,156	19,713	73,150

	$2,010,417	$2,197,277	$2,188,328

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.

Results of Operations

The Company reported a net loss attributable to common shares of $6.2 million ($0.82 loss per share) for the third quarter ended October 2, 2011, compared to net income attributable to common shares of $60.9 million ($6.84 per share) for the third quarter of last year. Net (loss) income includes $2.5 million ($0.32 per share) and $24.6 million ($2.76 per share) in losses from discontinued operations for the third quarter of 2011 and 2010, respectively. (Loss) income from continuing operations attributable to common shares was a loss of $3.7 million ($0.50 loss per share) for the third quarter of 2011, compared to income of $85.5 million ($9.60 per share) for the third quarter of 2010.

Items included in the Company’s loss from continuing operations for the third quarter of 2011:

•	$5.6 million in severance and restructuring charges at Kaplan (after-tax impact of $3.5 million, or $0.44 per share);

•	an $11.9 million goodwill impairment charge at the Company’s online lead generation business, included in other businesses (after-tax impact of $11.9 million, or $1.51 per share);

•	a $9.2 million impairment charge at one of the Company’s affiliates (after-tax impact of $5.7 million, or $0.72 per share);

•	a $23.1 million write-down of a marketable equity security (after-tax impact of $14.9 million, or $1.89 per share);

•	$6.7 million in non-operating unrealized foreign currency losses (after-tax impact of $4.2 million, or $0.54 per share); and

•	charge of $5.2 million in income tax expense related to valuation allowances provided (impact of $0.67 per share).

Items included in the Company’s income from continuing operations for the third quarter of 2010:

•	a $2.7 million charge recorded at The Washington Post in connection with the withdrawal from a multiemployer pension plan (after-tax impact of $1.6 million, or $0.18 per share);

•

a $27.5 million goodwill and other intangible assets impairment charge at the Company’s online lead generation business, included in other businesses (after-tax impact of $26.3 million, or $2.96 per share); and

•	$11.9 million in non-operating unrealized foreign currency gains (after-tax impact of $7.5 million, or $0.84 per share).

Revenue for the third quarter of 2011 was $1,032.6 million, down 13% from $1,183.5 million in the third quarter of 2010. The Company reported operating income of $52.0 million in the third quarter of 2011, compared to operating income of $137.5 million in the third quarter of 2010. Revenues and operating income were down at all of the Company’s divisions.

For the first nine months of 2011, the Company reported net income attributable to common shares of $54.5 million ($6.81 per share), compared to $198.2 million ($21.75 per share) for the same period of 2010. Net income includes $5.8 million ($0.73 per share) and $42.9 million ($4.71 per share) in losses from discontinued operations for the first nine months of 2011 and 2010, respectively. Income from continuing operations attributable to common shares was $60.3 million ($7.54 per share) for the first nine months of 2011, compared to $241.1 million ($26.46 per share) for the first nine months of 2010. As a result of the Company’s share repurchases, there were 12% fewer diluted average shares outstanding in the first nine months of 2011.

Items included in the Company’s income from continuing operations for the first nine months of 2011:

•	$19.6 million in severance and restructuring charges at Kaplan (after-tax impact of $12.2 million, or $1.52 per share);

•	an $11.9 million goodwill impairment charge at the Company’s online lead generation business, included in other businesses (after-tax impact of $11.9 million, or $1.51 per share);

•	a $9.2 million impairment charge at one of the Company’s affiliates (after-tax impact of $5.7 million, or $0.72 per share);

•	a $53.8 million write-down of a marketable equity security (after-tax impact of $34.6 million, or $4.34 per share);

•	$3.7 million in non-operating unrealized foreign currency losses (after-tax impact of $2.3 million, or $0.29 per share); and

•	charge of $5.2 million in income tax expense related to valuation allowances provided (impact of $0.67 per share).

Items included in the Company’s income from continuing operations for the first nine months of 2010:

•	a $20.4 million charge recorded at The Washington Post in connection with the withdrawal from a multiemployer pension plan (after-tax impact of $12.7 million, or $1.38 per share);

•	$7.8 million in severance and restructuring charges at Kaplan (after-tax impact of $4.8 million, or $0.52 per share);

•

a $27.5 million goodwill and other intangible assets impairment charge at the Company’s online lead generation business, included in other businesses (after-tax impact of $26.3 million, or $2.96 per share); and

•	$4.8 million in non-operating unrealized foreign currency gains (after-tax impact of $3.1 million, or $0.36 per share).

Revenue for the first nine months of 2011 was $3,151.4 million, down 10% from $3,501.9 million in the first nine months of 2010. Revenues were down at the education, newspaper publishing and television broadcasting divisions, while revenues were up slightly at the cable television division. The Company reported operating income of $188.2 million for the first nine months of 2011, compared to $411.6 million for the first nine months of 2010. Operating results declined at the education and cable television divisions and improved slightly at the television broadcasting division. Excluding the multiemployer pension plan charge noted above, operating results also declined at the newspaper publishing division.

Division Results

Education

Education division revenue totaled $615.9 million for the third quarter of 2011, a 16% decline from revenue of $737.1 million for the third quarter of 2010. Excluding revenue from acquired businesses, education division revenue declined 19% in the third quarter of 2011. Kaplan reported third quarter 2011 operating income of $18.0 million, down from $106.0 million in the third quarter of 2010.

For the first nine months of 2011, education division revenue totaled $1,867.4 million, a 14% decline from revenue of $2,170.3 million for the same period of 2010. Excluding revenue from acquired businesses, education division revenue declined 15% for the first nine months of 2011. Kaplan reported operating income of $57.2 million for the first nine months of 2011, down from $280.5 million for the first nine months of 2010.

In light of recent revenue declines and other business challenges, Kaplan has formulated and implemented restructuring plans at its various businesses that have resulted in significant costs in 2010 and 2011, with the objective of establishing lower costs levels in future periods. Across all businesses, severance and restructuring costs totaled $5.6 million and $19.6 million in the third quarter and first nine months of 2011, respectively, compared to $7.8 million in the first nine months of 2010 (from the first half of 2010). Kaplan estimates that approximately $5.0 million in additional costs will be incurred in the fourth quarter of 2011.

A summary of Kaplan’s operating results for the third quarter and the first nine months of 2011 compared to 2010 is as follows (in thousands):

	Third Quarter			YTD
	2011	2010	% Change	2011	2010	% Change
Revenue
Higher education	$330,856	$491,570	(33)	$1,076,051	$1,469,719	(27)
Test preparation	79,630	80,236	(1)	236,192	239,289	(1)
Kaplan international	188,963	151,208	25	503,721	422,582	19
Kaplan ventures	17,919	14,065	27	53,702	41,611	29
Kaplan corporate	1,293	1,375	(6)	3,475	3,949	(12)
Intersegment elimination	(2,777)	(1,323)	—	(5,782)	(6,812)	—

	$615,884	$737,131	(16)	$1,867,359	$2,170,338	(14)

Operating Income (loss)
Higher education	$25,083	$117,011	(79)	$120,890	$336,232	(64)
Test preparation	(4,745)	(1,625)	—	(29,018)	(13,722)	—
Kaplan international	12,311	14,904	(17)	23,065	32,376	(29)
Kaplan ventures	(3,875)	(5,076)	24	(11,233)	(14,006)	20
Kaplan corporate	(5,509)	(16,756)	67	(31,093)	(45,148)	31
Kaplan stock compensation	1,854	2,397	(23)	2,196	1,310	68
Amortization of intangible assets	(5,992)	(4,886)	(23)	(16,350)	(16,292)	0
Intersegment elimination	(1,080)	30	—	(1,293)	(252)	—

	$18,047	$105,999	(83)	$57,164	$280,498	(80)

Kaplan sold Kaplan Compliance Solutions in October 2011, Kaplan Virtual Education in July 2011 and Education Connection in April 2010. Consequently, the education division’s operating results exclude these businesses.

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

Kaplan Higher Education (KHE) includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. KHE also includes the domestic professional training and other continuing education businesses. In the third quarter and first nine months of 2011, higher education revenue declined 33% and 27%, respectively, due to declines in average enrollments. Operating income decreased 79% and 64% for the third quarter and first nine months of 2011, respectively. These declines were due to lower revenue, increased regulatory compliance costs and $1.6 million and $7.1 million in severance costs associated with workforce reductions in the third quarter and first nine months of 2011, respectively, offset by lower advertising costs, other expense reductions associated with lower enrollments, and incentive compensation credits recorded in 2011 related to amounts previously accrued.

KHE has implemented a number of marketing and admissions changes to increase student selectivity and help KHE comply with recent regulations. KHE also implemented the Kaplan Commitment program, which provides first-time students with a risk-free trial period. Under the program, KHE also monitors academic progress and conducts academic assessments to help determine whether students are likely to be successful in their chosen course of study. Students who withdraw or are subject to academic dismissal during the risk-free trial period do not incur any significant financial obligation. These changes, along with generally lower demand, have resulted in 30% and 42% declines in new enrollments for the third quarter and first nine months of 2011, respectively. Management estimates that without the Kaplan Commitment, this decline would have been approximately 28% for the first nine months of 2011. Management also estimates that revenue for the first nine months of 2011 would have been approximately $47 million higher if the Kaplan Commitment had not been implemented. KHE does not recognize tuition revenue for students during the risk-free period.

The Company expects KHE’s operating income to continue to decline for the remainder of 2011 versus 2010 due primarily to lower student enrollment levels. In addition, KHE has incurred severance and restructuring costs totaling $7.1 million for the first nine months of 2011 and additional costs will be incurred in the fourth quarter of 2011 in order to establish lower cost levels in future periods.

For those first-time students enrolled to date under the Kaplan Commitment, the attrition rate during the risk-free period has been approximately 27%, of which about 58% is due to Kaplan’s dismissal of students from the program because of the student’s lack of academic progress during the period and the remainder due to students who have elected not to continue their studies. Given that the Kaplan Commitment program has only been in place for a short period of time, management is unable to estimate with confidence to what degree the program will cause student retention patterns to differ from historical levels. However, based on limited preliminary data, it appears that most of the historical early term attrition has been accelerated into the commitment period, having the desired effect of providing these students with a risk-free trial period and ultimately improving student outcome results for the institution. Management believes the Kaplan Commitment program is unique and reflects Kaplan’s commitment to student success.

Student enrollments at September 30, 2011, excluding the Kaplan University School of Continuing and Professional Education, were down 29% compared to September 30, 2010, but increased 1% compared to June 30, 2011, as follows:

	Student Enrollments As of
	September 30, 2011	June 30, 2011	September 30, 2010

Kaplan University	53,473	53,309	75,751
Kaplan Higher Education Campuses	26,184	25,225	36,390

	79,657	78,534	112,141

Kaplan University enrollments included 6,036, 5,837 and 7,999 campus-based students as of September 30, 2011, June 30, 2011, and September 30, 2010, respectively.

Kaplan University and Kaplan Higher Education Campuses enrollments at September 30, 2011, and September 30, 2010, by degree and certificate programs, are as follows:

	As of September 30,
	2011	2010
Certificate	23.5%	22.2%
Associate’s	31.0%	34.7%
Bachelor’s	34.7%	35.7%
Master’s	10.8%	7.4%

	100.0%	100.0%

Refer to KHE Regulatory Matters below for additional information.

Test preparation includes Kaplan’s standardized test preparation and tutoring offerings and other businesses. In the first quarter of 2010, the Company discontinued certain offerings of the K12 business; $7.8 million in severance and other closure costs were recorded in the first nine months of 2010 in connection with this plan. In the fourth quarter of 2010, Kaplan Test Preparation began implementing a plan to reorganize its business consistent with the migration of students to Kaplan’s online and hybrid test preparation offerings, reducing the number of leased test preparation centers. In the first nine months of 2011, implementation of the plan continued and $3.5 million and $12.0 million in restructuring and severance costs were incurred in the third quarter and first nine months of 2011, respectively. This plan is expected to be largely completed by the end of 2011, and the Company estimates that approximately $1.0 million in additional costs will be incurred.

Test preparation revenue declined 1% in the first nine months of 2011. Higher enrollment, particularly in the Pre-College and Health programs, was offset by reduced prices for many programs related to increased competition and a shift in demand to lower priced online test preparation offerings. Test preparation operating results were down in the first nine months of 2011 due to reduced prices at the traditional test preparation programs, higher spending to expand online offerings and innovate various programs, and increased restructuring costs.

Kaplan International includes professional training and postsecondary education businesses outside the United States, as well as English-language programs. In May 2011, Kaplan Australia acquired Franklyn Scholar and Carrick Education Group, leading national providers of vocational training and higher education in Australia. In June 2011, Kaplan acquired Structuralia, a provider of e-learning for the engineering and infrastructure sector in Spain. Kaplan International revenue increased 25% and 19% in the third quarter and first nine months of 2011, respectively. Excluding revenue from acquired businesses, Kaplan International revenue increased 13% in the third quarter and first nine months of 2011 due to favorable exchange rates and enrollment growth in the pathways and English-language programs. Kaplan International operating income declined in the first nine months of 2011 due to up-front spending for admission and occupancy at its Asian and United Kingdom businesses to support expanding operations, as well as overall losses from newly acquired businesses. In addition, Kaplan International operating income decreased due to enrollment declines at its UK professional training schools arising from new pending student visa restrictions.

Kaplan Ventures is made up of several businesses in various stages of development that are managed separately from the other education businesses. Revenue at Kaplan Ventures increased 27% and 29% for the third quarter and first nine months of 2011, respectively. Kaplan Ventures reported an operating loss of $3.9 million and $11.2 million in the third quarter and first nine months of 2011, compared to an operating loss of $5.1 million and $14.0 million in the third quarter and first nine months of 2010, respectively.

Corporate represents unallocated expenses of Kaplan, Inc.’s corporate office and other minor shared activities. Kaplan corporate costs have declined in the first nine months of 2011 due to lower incentive compensation expense and other cost reductions.

Cable Television

Cable television division revenue declined slightly in the third quarter of 2011 to $187.9 million, from $188.7 million for the third quarter of 2010; for the first nine months of 2011, revenue increased slightly to $569.4 million, from $568.6 million in the same period of 2010. The revenue increase for the first nine months of 2011 is due to continued growth of the division’s Internet and telephone service revenues, offset by an increase in promotional discounts and a decline in basic video subscribers.

Cable television division operating income decreased 9% to $36.8 million, from $40.3 million in the third quarter of 2010; cable division operating income for the first nine months of 2011 decreased 9% to $114.9 million, from $126.6 million for the first nine months of 2010. The division’s operating income declined primarily due to increased programming, technical and sales costs.

At September 30, 2011, Primary Service Units (PSUs) were up 4% from the prior year due to growth in high-speed data and telephony subscribers, offset by a decrease in basic subscribers. PSUs include about 6,200 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by various franchise agreements. A summary of PSUs is as follows:

	September 30, 2011	September 30, 2010

Basic video	627,659	650,902
High-speed data	448,143	416,690
Telephony	176,527	137,709

Total	1,252,329	1,205,301

Below are details of Cable division capital expenditures for the first nine months of 2011 and 2010, as defined by the NCTA Standard Reporting Categories (in millions):

	2011	2010
Customer Premise Equipment	$36,085	$16,131
Commercial	2,549	662
Scaleable Infrastructure	25,355	37,848
Line Extensions	4,220	5,006
Upgrade/Rebuild	7,211	4,292
Support Capital	18,625	13,981

Total	$94,045	$77,920

Newspaper Publishing

Newspaper publishing division revenue totaled $149.3 million for the third quarter of 2011, down 9% from revenue of $163.4 million for the third quarter of 2010; division revenue declined 5% to $467.0 million for the first nine months of 2011, from $491.9 million for the first nine months of 2010. Print advertising revenue at The Washington Post in the third quarter of 2011 declined 20% to $57.6 million, from $72.0 million in the third quarter of 2010, and declined 13% to $187.4 million for the first nine months of 2011, from $215.9 million for the first nine months of 2010. The decline is largely due to reductions in classified, zoned and general advertising. Revenue generated by the Company’s newspaper online publishing activities, primarily washingtonpost.com and Slate, decreased 14% to $23.3 million for the third quarter of 2011, versus $27.0 million for the third quarter of 2010; newspaper online revenues declined 7% to $72.3 million for the first nine months of 2011, versus $77.6 million for the first nine months of 2010. Display online advertising revenue declined 17% and 9% for the third quarter and first nine months of 2011, respectively. Online classified advertising revenue decreased 5% for the third quarter of 2011, but was flat for the first nine months of 2011. The revenue declines from print advertising and newspaper online publishing activities were partially offset by increased revenue from new lines of business in the first nine months of 2011.

For the first nine months of 2011, Post daily and Sunday circulation declined 5.4% and 4.4%, respectively, compared to the same periods of the prior year. For the nine months ended October 2, 2011, average daily circulation at The Washington Post totaled 518,700 and average Sunday circulation totaled 736,800.

The newspaper publishing division reported an operating loss of $9.9 million in the third quarter of 2011, compared to an operating loss of $1.7 million in the third quarter of 2010. For the first nine months of 2011, the newspaper publishing division reported an operating loss of $25.6 million, compared to an operating loss of $29.8 million for the first nine months of 2010. As previously disclosed, The Washington Post recorded a $20.4 million charge in 2010 in connection with its withdrawal from the CWA-ITU Negotiated Pension Plan; $17.7 million of this charge was recorded in the second quarter of 2010, and $2.7 million was recorded in the third quarter of 2010. Excluding this charge and a $3.1 million loss recorded on an office lease in the first quarter of 2010, operating results declined in the first nine months of 2011 due to the revenue reductions discussed above, offset by a small decrease in overall costs. Newsprint expense was down 15% and 6% for the third quarter and first nine months of 2011, respectively, due to a decline in newsprint consumption.

Television Broadcasting

Revenue for the television broadcasting division declined 11% in the third quarter of 2011 to $73.8 million, from $83.2 million in 2010; operating income for the third quarter of 2011 also declined 5% to $24.1 million, from $25.3 million in 2010. For the first nine months of 2011, revenue declined 3% to $231.0 million, from $239.3 million in 2010; operating income for the first nine months of 2011 increased slightly to $76.2 million, from $76.0 million in 2010.

The decline in revenue for the third quarter and first nine months of 2011 is due primarily to the absence of $4.7 million in incremental winter Olympics-related advertising in the first quarter of 2010 and a $9.6 million and $13.9 million decrease in political advertising revenue for the third quarter and first nine months of 2011, respectively. For the third quarter of 2011, operating results declined as a result of lower revenue, offset by expense reductions from various cost control initiatives. For the first nine months of 2011, operating results improved slightly due to expense reductions from various cost control initiatives, offset by lower revenue.

Other Businesses

Other businesses includes the operating results of Avenue100 Media Solutions and other small businesses.

In the first nine months of 2011, revenues declined substantially due to volume declines as a result of changes implemented at Avenue100 Media Solutions to improve lead quality. In the third quarter of 2011, an $11.9 goodwill impairment charge was recorded at Avenue100 Media Solutions, the Company’s digital marketing business that sources leads for academic institutions and recruiting organizations. In the third quarter of 2010, a $27.5 million goodwill and other intangible assets impairment charge was recorded at Avenue100 Media Solutions.

Equity in (Losses) Earnings of Affiliates

The Company’s equity in losses of affiliates for the third quarter of 2011 was $1.5 million, compared to earnings of $2.1 million for the third quarter of 2010. For the first nine months of 2011, the Company’s equity in earnings of affiliates totaled $5.4 million, compared with losses of $3.9 million for the same period of 2010. The decline in the third quarter of 2011 is due to a $9.2 million impairment charge recorded on the Company’s interest in Bowater Mersey Paper Company, offset by improved results at the Company’s Classified Ventures affiliate and other affiliates. The results for the first nine months of 2011 reflect improved earnings at the Company’s Classified Ventures affiliate and other affiliates.

The Company holds a 49% interest in Bowater Mersey Paper Company, a 16.5% interest in Classified Ventures, LLC and interests in several other affiliates.

Other Non-Operating (Expense) Income

The Company recorded other non-operating expense, net, of $29.7 million for the third quarter of 2011, compared to other non-operating income, net, of $12.5 million for the third quarter of 2010. The third quarter 2011 non-operating expense, net, included a $23.1 million write-down of a marketable equity security (Corinthian Colleges, Inc.) and $6.7 million in unrealized foreign currency losses and other items. The third quarter 2010 non-operating income, net, included $11.9 million in unrealized foreign currency gains.

The Company recorded non-operating expense, net, of $56.3 million for the first nine months of 2011, compared to other non-operating income, net, of $5.4 million for the same period of the prior year. The 2011 non-operating expense, net, included a $53.8 million write-down of a marketable equity security (Corinthian Colleges, Inc.), and $3.7 million in unrealized foreign currency losses and other items. The 2010 non-operating expense, net, included $4.8 million in unrealized foreign currency gains.

A summary of non-operating (expense) income for the thirty-nine weeks ended October 2, 2011 and October 3, 2010, is as follows (in millions):

	2011	2010

Impairment write-down on a marketable equity security	$(53,793)	$—
Foreign currency (losses) gains, net	(3,675)	4,824
Gain on sale of cost method investments	4,031	—
Impairment write-downs on cost method investments	(3,379)	—
Other, net	543	534

Total	$(56,273)	$5,358

Net Interest Expense

The Company incurred net interest expense of $7.7 million and $21.6 million for the third quarter and first nine months of 2011, respectively, compared to $7.0 million and $21.3 million for the same periods of 2010. At October 2, 2011, the Company had $453.2 million in borrowings outstanding, at an average interest rate of 7.0%.

Provision for Income Taxes

The effective tax rate for income from continuing operations for the first nine months of 2011 was 47.1%. The higher effective rate in 2011 is primarily due to $4.5 million from nondeductible goodwill in connection with an impairment charge and $5.2 million in income tax expense related to valuation allowances, both recorded in the third quarter of 2011.

The effective tax rate for income from continuing operations for the first nine months of 2010 was 38.2%. The effective rate in 2010 was adversely impacted by $9.1 million from nondeductible goodwill in connection with an impairment charge recorded in the third quarter of 2010.

Discontinued Operations

On September 30, 2010, the Company completed the sale of Newsweek. In addition, Kaplan sold Kaplan Compliance Solutions in October 2011, Kaplan Virtual Education in July 2011 and Education Connection in April 2010. Consequently, the Company’s income from continuing operations excludes these businesses, which have been reclassified to discontinued operations, net of tax.

Earnings (Loss) Per Share

The calculation of diluted earnings per share for the third quarter and first nine months of 2011 was based on 7,801,639 and 7,978,520 weighted average shares outstanding, respectively, compared to 8,904,453 and 9,112,564, respectively, for the third quarter and first nine months of 2010. In the first nine months of 2011, the Company repurchased 442,325 shares of its Class B common stock at a cost of $179.5 million. On September 8, 2011, the Company’s Board of Directors authorized the Company to acquire up to 750,000 shares of its Class B common stock. The Company did not announce a ceiling price or a time limit for the purchases. The authorization included 43,573 shares that remained under the previous authorization. At October 2, 2011, there were 7,793,806 shares outstanding.

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

Under regulations referred to as the 90/10 rule, a Kaplan Higher Education OPEID unit would lose its eligibility to participate in the Title IV programs for a period of at least two fiscal years if it derives more than 90% of its receipts from the Title IV programs for two consecutive fiscal years, commencing with the unit’s first fiscal year that ends after August 14, 2008. Any OPEID reporting unit with receipts from the Title IV programs exceeding 90% for a single fiscal year ending after August 14, 2008, would be placed on provisional certification and may be subject to other enforcement measures. Based on currently available information, management does not believe that any of the Kaplan OPEID units will have a 90/10 ratio over 90.0% in 2011. However, for 2012, absent changes and if current trends continue, management estimates that 18 OPEID units of Kaplan Higher Education Campuses (KHEC), representing approximately 20% of KHE revenue, may have a 90/10 ratio over 90.0%. Kaplan Higher Education is taking and considering various measures to reduce the percentage of its receipts attributable to Title IV funds, including emphasizing direct-pay and employer-paid education programs; encouraging students to carefully evaluate the amount of Title IV borrowing; work study programs; program eliminations; cash matching programs; alternative lending programs and other measures. There can be no guarantee, however, that these measures will be adequate to prevent the 90/10 rule calculations from exceeding 90% in the future, which could ultimately materially affect KHE operating results in the future.

Financial Condition: Capital Resources and Liquidity

Acquisitions and Dispositions

In the first nine months of 2011, the Company acquired four businesses totaling $132.0 million, including assumed debt of $5.5 million and other assumed liabilities. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition; most of the purchase price for these acquisitions has been allocated to goodwill, other intangible assets, and property, plant and equipment on a preliminary basis.

In October 2011, Kaplan sold Kaplan Compliance Solutions, which was part of Kaplan Higher Education. In the third quarter of 2011, Kaplan sold Kaplan Virtual Education, which was part of Kaplan Ventures. The Company did not make any acquisitions during the third quarter of 2011. In the second quarter of 2011, Kaplan acquired three businesses in its Kaplan International division. These acquisitions included Kaplan’s May 2011 acquisitions of Franklyn Scholar and Carrick Education Group, leading national providers of vocational training and higher education in Australia. In June 2011, Kaplan acquired Structuralia, a provider of e-learning for the engineering and infrastructure sector in Spain. In the first quarter of 2011, Kaplan acquired one business in its Kaplan Ventures division.

The Company did not make any acquisitions during the third quarter of 2010. On September 30, 2010, the Company completed the sale of Newsweek. In the second quarter of 2010, the Company made two small acquisitions in its Cable division and in Other businesses and Kaplan completed the sale of Education Connection, which was part of the Kaplan Ventures division. In the first quarter of 2010, Kaplan made one small acquisition in its Kaplan Ventures division.

Capital expenditures

During the first nine months of 2011, the Company’s capital expenditures totaled $145.6 million. The Company estimates that its capital expenditures will be in the range of $190 million to $215 million in 2011.

Stock Repurchases

In the first nine months of 2011, the Company repurchased 442,325 shares of its Class B common stock at a cost of $179.5 million. On September 8, 2011, the Company’s Board of Directors authorized the Company to acquire up to 750,000 shares of its Class B common stock. The Company did not announce a ceiling price or a time limit for the purchases. The authorization included 43,573 shares that remained under the previous authorization.

Liquidity

The Company’s borrowings increased by $53.5 million, to $453.2 million at October 2, 2011, as compared to borrowings of $399.7 million at January 2, 2011. At October 2, 2011, the Company has $311.2 million in cash and cash equivalents, compared to $437.7 million at January 2, 2011. The Company had money market investments of $132.5 million and $308.9 million that are classified as cash and cash equivalents in the Company’s condensed consolidated Balance Sheets as of October 2, 2011 and January 2, 2011, respectively.

The Company’s total debt outstanding of $453.2 million at October 2, 2011 included $397.0 million of 7.25% unsecured notes due February 1, 2019, $48.7 million of AUS $50M borrowing and $7.5 million in other debt.

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

On September 7, 2011, the Company borrowed AUS $50 million under its revolving credit facility. On the same date, the Company entered into interest rate swap agreements with a total notional value of AUS $50.0 million and a maturity date of March 7, 2015. These interest rate swap agreements will pay the Company variable interest on the AUS $50 million notional amount at the three-month bank bill rate, and the Company will pay the counterparties a fixed rate of 4.5275%. These interest rate swap agreements were entered into to convert the variable rate AUS dollar borrowing under the revolving credit facility into a fixed rate borrowing. Based on the terms of the interest rate swap agreements and the underlying borrowing, these interest rate swap agreements were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in other comprehensive income on the accompanying condensed consolidated balance sheets until earnings are affected by the variability of cash flows.

The Company did not borrow funds under its commercial paper program in the first nine months of 2011.

In August 2010, Standard & Poor’s revised the Company’s long-term outlook to negative from stable. On May 19, 2011, Standard and Poor’s placed the Company’s long-term corporate credit and senior unsecured ratings and short-term commercial paper rating on CreditWatch with negative implications. On August 1, 2011, Standard and Poor’s lowered the Company’s long-term rating to “A-” from “A”, lowered the commercial paper rating to “A-2” from “A-1” and kept the ratings outlook at negative. Moody’s lowered the Company’s long-term rating in October 2010 to “A2” from “A1”, confirmed the “Prime-1” commercial paper rating and changed the ratings outlook to negative. On September 27, 2011, Moody’s placed the Company’s long-term debt rating and commercial paper rating on review for possible downgrade. The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	A2	A-
Short-term	Prime-1	A-2

During the third quarter of 2011 and 2010, the Company had average borrowings outstanding of approximately $417.6 million and $399.5 million, respectively, at average annual interest rates of approximately 7.2%. During the third quarter of 2011 and 2010, the Company incurred net interest expense of $7.7 million and $7.0 million, respectively.

During the first nine months of 2011 and 2010, the Company had average borrowings outstanding of approximately $406.9 million and $399.4 million, respectively, at average annual interest rates of approximately 7.2%. During the first nine months of 2011 and 2010, the Company incurred net interest expense of $21.6 million and $21.3 million, respectively.

At October 2, 2011 and January 2, 2011, the Company had working capital of $183.9 million and $353.6 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and to a lesser extent commercial paper. In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2011.

In the third quarter of 2011, the Company executed lease agreements in the United Kingdom with a total commitment of approximately $67 million. The leases will commence in 2012 and 2013 and end in 2027. There were no other significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended January 2, 2011.

Forward-Looking Statements

This report contains certain forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. For more information about these forward-looking statements and related risks, please refer to the section titled “Forward-Looking Statements” in Part I of the Company’s Annual Report on Form 10-K.

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

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of October 2, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President-Finance, in a manner that allows timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended October 2, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended October 2, 2011, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
Jul. 4 - Aug 7, 2011	—	$—	—	127,204
Aug. 8 - Sept. 4, 2011	83,631	358.71	83,631	43,573
Sept. 5 - Oct. 2, 2011	53,903	332.59	53,903	696,097

Total	137,534	$348.47	137,534

*	On September 8, 2011, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 750,000 shares of its Class B Common Stock. There is no expiration date for that authorization. All purchases made during the quarter ended October 2, 2011 were open market transactions.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

3.2	Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.3	By-Laws of the Company as amended and restated through November 8, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 14, 2007).

4.1	Second Supplemental Indenture dated January 30, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor to The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 30, 2009).

4.2	Four Year Credit Agreement, dated as of June 17, 2011, among the Company, JPMorgan Chase Bank, N.A., J.P. Morgan Australia Limited, Wells Fargo Bank, N.A., The Royal Bank of Scotland PLC, HSBC Bank USA, National Association, The Bank of New York Mellon, PNC Bank, National Association, Bank of America, N.A., Citibank, N.A. and The Northern Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 17, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.

101	The following financial statements from The Washington Post Company Quarterly Report on Form 10-Q for the quarter ended October 2, 2011, filed with the Securities and Exchange Commission on November 9, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY
(Registrant)

Date: November 9, 2011	/s/ Donald E. Graham
Donald E. Graham, Chairman & Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2011	/s/ Hal S. Jones
Hal S. Jones, Senior Vice President-Finance (Principal Financial Officer)