Form 10-K
period 2011-12-31
WASHINGTON POST CO
filed 2012-02-29
CIK 104889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Aggregate market value of the registrant's common equity held by non-affiliates on July 1, 2011, based on the closing price for the Company's Class B Common Stock on the New York Stock Exchange on such date: approximately $3,200,000,000.

Shares of common stock outstanding at February 24, 2012:

Class A Common Stock – 1,229,383 shares

Class B Common Stock – 6,387,601 shares

Documents partially incorporated by reference:

Definitive Proxy Statement for the registrant's 2012 Annual Meeting of Stockholders

(incorporated in Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof).

THE WASHINGTON POST COMPANY 2011 FORM 10-K

Item 1.	Business	3
	Education	3
	Cable Television Operations	15
	Newspaper Publishing	22
	Television Broadcasting	25
	Other Activities	29
	Production and Raw Materials	30
	Competition	30
	Executive Officers	31
	Employees	32
	Forward-Looking Statements	33
	Available Information	33
Item 1A.	Risk Factors	33
Item 1B.	Unresolved Staff Comments	41
Item 2.	Properties	41
Item 3.	Legal Proceedings	43
Item 4.	Mine Safety Disclosures	44
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	45
Item 6.	Selected Financial Data	46
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	46
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 8.	Financial Statements and Supplementary Data	47
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	47
Item 9A.	Controls and Procedures	47
Item 9B.	Other Information	48
Item 10.	Directors, Executive Officers and Corporate Governance	48
Item 11.	Executive Compensation	48
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48
Item 13.	Certain Relationships and Related Transactions and Director Independence	49
Item 14.	Principal Accounting Fees and Services	49
Item 15.	Exhibits, Financial Statement Schedules	49
SIGNATURES		50
INDEX TO FINANCIAL INFORMATION		51
Management’s Discussion and Analysis of Results of Operations and Financial Condition (Unaudited)		52
Financial Statements:
Management’s Report on Internal Control Over Financial Reporting		71
Report of Independent Registered Public Accounting Firm		72
Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income for the Three Fiscal Years Ended December 31, 2011		73
Consolidated Balance Sheets at December 31, 2011 and January 2, 2011		74
Consolidated Statements of Cash Flows for the Three Fiscal Years Ended December 31, 2011		75
Consolidated Statements of Changes in Common Stockholders’ Equity for the Three Fiscal Years Ended December 31, 2011		76
Notes to Consolidated Financial Statements		77
Five-Year Summary of Selected Historical Financial Data (Unaudited)		113
INDEX TO EXHIBITS		114

PART I

Item 1. Business.

The Washington Post Company (the Company) is a diversified education and media company. The Company’s Kaplan subsidiary provides a wide variety of educational services, both domestically and outside the United States. The Company’s media operations consist of the ownership and operation of cable television systems, newspaper publishing (principally The Washington Post) and television broadcasting (through the ownership and operation of six television broadcast stations).

Information concerning the consolidated operating revenues, consolidated income from operations and identifiable assets attributable to the principal segments of the Company’s business for the last three fiscal years is contained in Note 18 to the Company’s Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K, as required by Item 101(b) and 101(d) of Regulation S-K. Revenues for each segment are shown in Note 18 gross of intersegment sales. Consolidated revenues are reported net of intersegment sales, which did not exceed 0.1% of consolidated operating revenues.

The Company’s operations in geographic areas outside the U.S. consist primarily of Kaplan’s non-U.S. operations. During the fiscal years 2011, 2010 and 2009, these operations accounted for approximately 15%, 12% and 12%, respectively, of the Company’s consolidated revenues, and the identifiable assets attributable to non-U.S. operations represented approximately 15% and 13% of the Company’s consolidated assets at December 31, 2011, and January 2, 2011, respectively.

Education

Kaplan, Inc., a subsidiary of the Company, provides an extensive range of education and related services worldwide for students and professionals. Kaplan conducts its operations through four segments: Kaplan Higher Education, Kaplan Test Preparation, Kaplan International and Kaplan Ventures.

The following table presents revenues for the three years ended December 31, 2011, 2010 and 2009 for each of Kaplan’s segments:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Kaplan Higher Education	$1,399.6	$1,905.0	$1,653.3
Kaplan Test Preparation	303.1	314.9	336.8
Kaplan International	690.2	585.9	537.2
Kaplan Ventures	74.9	59.3	57.2
Kaplan Corporate and Intersegment Eliminations	(2.8)	(2.8)	(8.3)
Total Kaplan Revenue	$2,465.0	$2,862.3	$2,576.2

Kaplan Higher Education

Kaplan Higher Education (KHE) provides a wide array of certificate, diploma and degree programs—on campus and online—designed to meet the needs of students seeking to advance their education and career goals.

In 2011, Kaplan’s U.S.-based KHE division included the following businesses: Kaplan University and KHE Campuses. Each of these businesses is described briefly below.

Kaplan University.  Kaplan University specializes in online education, is accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools and holds other programmatic accreditations. Most of Kaplan University’s programs are offered online, while some are offered in a traditional classroom format at 11 campuses in Iowa, Maine, Maryland and Nebraska, and six Kaplan University Learning Centers and Education Centers in four additional states. Kaplan University also includes Concord Law School, a fully online law school. At year-end 2011, Kaplan University had approximately 44,000 students enrolled in online programs and approximately 5,800 students enrolled in its classroom-based programs.

In early 2011, Kaplan’s Professional and Licensure business, which previously operated as part of Kaplan Test Preparation, combined with Kaplan University’s continuing education business to form the School of Professional and Continuing Education (PACE), a separate non-degree-granting school within Kaplan University. In connection with this reorganization, PACE also integrated the Kaplan certification preparation business, which had previously operated under Kaplan Ventures.

PACE offers a wide range of education solutions to assist professionals in advancing their careers by obtaining professional licenses, designations and certifications. This includes solutions for insurance, securities, real estate, mortgage and appraisal licensing exams and for advanced designations, such as CFA® and CPA exams, along with industry-recognized certifications such as Microsoft, Oracle, Novell and Cisco. PACE serves more than 2,900 business-to-business clients, including more than 70 Fortune 500 companies. In 2011, over 500,000 students used PACE's exam preparation offerings.

In October 2011, PACE sold its Kaplan Compliance Solutions business, which assisted insurance carriers, agencies and broker/dealers with their licensure and/or registration filings. Additionally, in December 2011, Kaplan acquired certain assets of Stalla Seminars; Kaplan Schweser plans to repurpose Stalla content to further assist candidates who are preparing for the CFA examinations.

KHE Campuses.  At the end of 2011, the KHE Campuses business consisted of 64 schools in 18 states that were providing classroom-based instruction to approximately 24,400 students, which did not include the approximately 5,800 students enrolled at Kaplan University’s on-ground campuses.  Each of these schools is accredited by one of several regional or national accrediting agencies recognized by the U.S. Department of Education (DOE).

Program Offerings and Enrollment

Kaplan University and KHE Campuses offer degree and certificate programs in a variety of subject areas. Among them are the following:

Master’s	Bachelor’s	Associate’s	Certificate

•    Arts and Sciences

•    Business Management

•    Criminal Justice

•    Health Sciences

•    Higher Education Studies

•    Information Systems and Technology

•    Legal and Paralegal Studies

•    Nursing

•    Teacher Education

•    Arts and Sciences

•    Business Management

•    Criminal Justice

•    Fire Safety and Emergency Management

•    Health Sciences

•    Information Systems

     and Technology

•    Legal and Paralegal Studies

•    Nursing

•    Political Science and Public

     and Environmental Policy

•    Arts and Sciences

•    Business Management

•    Criminal Justice

•    Fire Safety and Emergency Management

•    Health Sciences

•    Information Systems and Technology

•    Legal and Paralegal Studies

•    Nursing

•    Political Science and Public

     and Environmental Policy

• Criminal Justice • Health Sciences • Information Systems and Technology • Nursing

Kaplan University and KHE Campuses combined enrollment at December 31, 2011, 2010 and 2009 totaled by degree and certificate programs were as follows:

	At December 31,
	2011	2010	2009
Certificate	23.6%	23.6%	27.6%
Associate's	30.3%	33.8%	33.0%
Bachelor's	34.6%	35.1%	34.7%
Master's	11.5%	7.5%	4.7%
Total	100.0%	100.0%	100.0%

Financial Aid Programs and Regulatory Environment

Funds provided under the U.S. Federal student financial aid programs that have been created under Title IV of the U.S. Federal Higher Education Act of 1965, as amended (the Higher Education Act), historically have been responsible for a majority of the KHE revenues. During 2011, funds received under Title IV programs accounted for approximately $1,110 million, or approximately 79%, of total KHE revenues, and 45% of Kaplan, Inc. revenues. The Company estimates that funds received from students borrowing under third-party private loan programs comprised approximately 1% of its KHE revenues. Beginning in 2008 and continuing through 2011, as the private loan market deteriorated, KHE provided loans directly to some Kaplan students under its third-party institutional loan program. Lending under Kaplan’s institutional loan program totaled approximately 1% of its KHE revenues in 2011. Direct student payments, funds received under various state and agency grant programs and corporate reimbursement under tuition assistance programs accounted for most of the remaining 2011 KHE revenues. The significant role of Title IV funding in the operations of KHE is expected to continue.

The U.S. Federal student financial aid programs created under Title IV of the U.S. Federal Higher Education Act (Title IV programs) encompass various forms of student loans and non-repayable grants. In some cases, the U.S. Federal government subsidizes part of the interest expense of Title IV loans. Subsidized loans and grants are only available to students who can demonstrate financial need. During 2011, about 69% of the approximate $1,110 million of Title IV funds received by KHE came from student loans, and approximately 31% of such funds came from grants.

Title IV Eligibility and Compliance With Title IV Program Requirements. To maintain eligibility to participate in Title IV programs, a school must comply with extensive statutory and regulatory requirements relating to its financial aid management, educational programs, financial strength, administrative capability, compensation practices, facilities, recruiting practices and various other matters. In addition, the school must be licensed, or otherwise legally authorized, to offer postsecondary educational programs by the appropriate governmental body in the state or states in which it is physically located or has students, be accredited by an accrediting agency recognized by the DOE and be certified to participate in the Title IV programs by the DOE. Schools are required periodically to apply for renewal of their authorization, accreditation or certification with the applicable state governmental bodies, accrediting agencies and the DOE. In accordance with DOE regulations, some KHE schools operate individually or are combined into groups of two or more schools for the purpose of determining compliance with certain Title IV requirements, and each school or school group is assigned its own identification number, known as an OPEID number. As a result, the schools in KHE have a total of 32 OPEID numbers. No assurance can be given that the Kaplan schools, or individual programs within schools, will maintain their Title IV eligibility, accreditation and state authorization in the future or that the DOE might not successfully assert that one or more of such schools have previously failed to comply with Title IV requirements.

The DOE may place a school on provisional certification status under certain circumstances, including, but not limited to, failure to satisfy certain standards of financial responsibility or administrative capability or upon a change in ownership resulting in a change of control. Provisional certification status carries fewer due process protections than full certification. As a result, the DOE may withdraw an institution’s provisional certification more easily than if it is fully certified. In addition, the DOE may subject an institution on provisional certification status to greater scrutiny in some instances, for example, when it applies for approval to add a new location or program or makes another substantive change. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution. Currently, one KHE OPEID, which had 539 students at the end of 2011, is provisionally certified.

In addition, the DOE may fine a school, require a school to repay Title IV program funds, limit or terminate a school’s eligibility to participate in the Title IV programs, initiate an emergency action to suspend the school’s participation in the Title IV programs without prior notice or opportunity for a hearing, transfer a school to a method of Title IV payment that would adversely affect the timing of the institution’s receipt of Title IV funds, deny or refuse to consider a school’s application for renewal of its certification to participate in the Title IV programs or for approval to add a new campus or educational program, refer a matter for possible civil or criminal investigation or take other enforcement measures if it finds that the school has failed to comply with Title IV requirements or improperly disbursed or retained Title IV program funds. There can be no assurance that the DOE will not take any of these or other actions in the future, whether as a result of a lawsuit, program review or otherwise. This list is not exhaustive. There may be other actions the DOE may take and other legal theories under which a school could be sued as a result of alleged irregularities in the administration of student financial aid. See Item 1A. Risk Factors, including Failure to Comply With Statutory and Regulatory Requirements Could Result in Loss of Access to U.S. Federal Student Loans and Grants Under Title IV, a Requirement to Pay Fines or Monetary Liabilities or Other Sanctions.

Student Default Rates.  A school may lose its eligibility to participate in Title IV programs if student defaults on the repayment of Title IV loans exceed specified rates, referred to as “cohort default rates.” The DOE calculates a cohort default rate for each of KHE’s OPEID numbers. The schools in an OPEID number whose cohort default rate exceeds 40% for any single year lose their eligibility to participate in the U.S. Federal Family Education Loan (FFEL) and Direct Loan programs effective 30 days after notification from the DOE and for at least two fiscal years, except in the event of a successful adjustment or appeal. The schools in an OPEID number whose cohort default rate equals or exceeds 25% for three consecutive years lose their Title IV eligibility to participate in FFEL, Direct Loan and U.S. Federal Pell Grant programs effective 30 days after notification from the DOE and for at least two fiscal years, except in the event of a successful adjustment or appeal. The schools in an OPEID number whose cohort default rate equals or exceeds 25% in any one of the three most recent fiscal years for which rates have been issued by the DOE may be placed on provisional certification by the DOE.

The enactment in August 2008 of the U.S. Federal Higher Education Opportunity Act (HEOA) (which reauthorized the Higher Education Act) changed the methodology that will be used to calculate cohort default rates for future years. Under the revised law, the period of time for which student defaults are tracked and included in the cohort default rate calculation is extended by a year, which is expected to increase the cohort default rates for most institutions. That change became effective with the calculation of institutions’ cohort default rates for the U.S. Federal fiscal year ending September 30, 2009; those rates are expected to be calculated and issued by the DOE in 2012. The DOE will not impose sanctions based on rates calculated under this new methodology until rates for three consecutive years have been calculated, which is expected to occur in 2014. Until that time, the DOE will continue to calculate rates under the old method and impose sanctions based on those rates. The revised law also increases the threshold for ending an institution’s participation in certain Title IV programs from 25% to 30% for three consecutive years, effective for three-year cohort default rates issued beginning in fiscal year 2012. The revised law changes the threshold for placement on provisional certification to 30% for two of the three most recent fiscal years for which the DOE has published official three-year cohort default rates.

The two-year cohort default rate for Kaplan University, which comprises 68.1% of KHE’s revenue, for the U.S. Federal fiscal year periods 2009, 2008 and 2007 were 17.3%, 17.2%, and 13.3%, respectively. The cohort default rates for the remaining KHE reporting units for those U.S. Federal fiscal year periods ranged from 9.8% to 23.9%, 5.8% to 25.7%, and 7.8% to 28.7%, respectively. For 2009, the default rate for the KHE reporting units as a whole was 17.3%, and only one reporting unit had a cohort default rate in excess of 20%.

For the 2009 cohort year, no reporting unit had a cohort default rate of 25% or more, and none had two or more years above 25%. Two-year cohort default rates for the 2010 cohort year and three-year cohort default rates for the 2009 cohort year will be issued in final form by the DOE in September 2012.

In December 2009, the DOE issued an electronic announcement explaining the future changes to the methodology for calculating an institution’s cohort default rate based on defaults occurring over a three-year period rather than a two-year period, and released unofficial trial three-year cohort default rates for the 2005, 2006 and 2007 U.S. Federal fiscal years. In February 2011, the DOE issued an electronic announcement releasing unofficial trial three-year cohort default rates for the 2008 U.S. Federal fiscal year.

Under the new methodology, the trial rate for Kaplan University was 27.7% for the 2008 U.S. Federal fiscal year. The trial rates for the remaining KHE reporting units under the new methodology ranged from 16% to 37.1% for the 2008 U.S. Federal fiscal year. The DOE stated in its electronic announcements that the publication of these rates was for informational purposes only and that no sanctions will be imposed based on these rates.

Kaplan believes that student loan default rates tend to correlate directly to a student’s family income level, such that lower income students will have higher default rates. KHE’s student population generally tends to come from lower income groups than those of other providers of higher education, including other for-profit providers. In addition, because KHE receives a significantly lower level of U.S. taxpayer-funded grants and subsidies than community colleges, state schools and not-for-profit schools, KHE’s schools are more dependent on tuition, and its students are more dependent on loans.

Kaplan has dedicated resources to help students who are at risk of default. Kaplan personnel contact students and provide assistance, which includes providing students with specific loan repayment information, lender contact information and debt counseling. Kaplan has also implemented a financial literacy and counseling program for current students, and provides career counseling services. However, no assurances can be given that these resources will enable Kaplan’s schools to maintain cohort default rates below the thresholds for sanctions.

In the fourth quarter of 2010, most programs at Kaplan University and KHE Campuses implemented the Kaplan Commitment. Under this program, students may enroll in classes for several weeks and assess whether their educational experience meets their needs and expectations before incurring any significant financial obligation. Kaplan also conducts academic assessments to help determine whether students are likely to be successful in their chosen course of study. Students who choose to withdraw from the program during this time frame (risk-free period) and students who do not pass the academic evaluation do not have to pay for the coursework. Kaplan believes that the Kaplan Commitment will help ensure that its student body is more committed, better academically prepared and more likely to complete their programs. In Kaplan’s experience, students who withdraw prior to program completion demonstrate a higher loan default rate than those who continue through to graduation. Kaplan is hopeful that the Kaplan Commitment will also improve cohort default rates as students who might have withdrawn previously with debt will now leave a program under the Kaplan Commitment. Although Kaplan has taken the above steps and dedicated resources to mitigate the increased risk of student loan defaults by its students, there is no guarantee that such efforts will be successful in reducing cohort default rates. Kaplan believes that the Kaplan Commitment program is unique and reflects Kaplan’s commitment to student success.

The Kaplan Commitment, along with generally lower demand among other factors, has resulted in a 37% decline in enrollments in 2011. Kaplan estimates that without the Kaplan Commitment, this decline would have been approximately 20% in 2011. Kaplan also estimates that revenue for 2011 would have been approximately $63 million higher if the Kaplan Commitment had not been implemented.

For those first-time students enrolled to date under the Kaplan Commitment, the attrition rate during the risk-free period has been approximately 27%, of which about 59% is due to Kaplan’s dismissal of students from the program because of the students’ lack of academic progress during the period, and the remainder is due to students who have elected not to continue their studies. Given that the Kaplan Commitment program has only been in place for a short period of time, Kaplan is unable to estimate with confidence to what degree the program will cause student retention patterns to differ from historical levels. However, based on limited preliminary data, it appears that most of the historical early term attrition has been accelerated into the commitment period, having the desired effect of providing these students with a risk-free trial period and ultimately improving student outcome results for the institution. Nonetheless, there is no guarantee that the program will be successful in reducing cohort default rates.

Recent Rulemaking Initiatives.  The DOE published final regulations on October 29, 2010, addressing various program integrity topics, that went into effect on July 1, 2011. The topics covered in the final regulations include, but are not limited to, the following:

•     Revisions to the incentive compensation rule, see Incentive Compensation section below;

•     Expansion of the notice and approval requirements for adding new academic programs and new reporting and disclosure requirements for academic programs;

•     Revision and expansion of the types of activities that are deemed a “substantial misrepresentation” and the ability of the DOE to enforce the provisions;

•     Requirement that states authorize institutions and set forth certain minimum requirements to obtain such authorizations, see State Authorization section below;

•     Limiting agreements between related institutions;

•     Defining a “credit hour”;

•     Administration of ability-to-benefit examinations;

•     Student attendance requirements;

•     Proof of high school graduation;

•     Verification of information included on student aid applications;

•     Satisfactory academic progress;

•     Retaking coursework;

•     Return of Title IV funds; and

•     Disbursements of Title IV funds.

The implementation of the final regulations has required KHE to change its practices to comply with these requirements, which has increased the risk of incorrect application of U.S. Federal financial aid and institutional administrative costs.

Gainful Employment.  In June 2011, the DOE issued final regulations that tie an education program’s Title IV eligibility to whether the program leads to gainful employment. The regulations define an education program that leads to gainful employment as one that complies with the following gainful employment metrics as calculated under the complex formulas prescribed in the regulations:  (1) the average annual loan payment for program graduates is 12% or less of annual earnings; (2) the average annual loan payment for program graduates is 30% or less of discretionary income, generally defined as annual earnings above 150% of the U.S. Federal poverty level; and (3) the U.S. Federal loan repayment rate must be at least 35% for loans owed by students for attendance in the program regardless of whether they graduated.

If a program fails all three of the gainful employment metrics in a single U.S. Federal fiscal year, the Department requires the institution, among other things, to disclose to current and prospective students the amount by which the program under-performed the metrics and the institution’s plan for program improvement, and to establish a three-day waiting period before students can enroll. Should a program fail to achieve the metrics twice within three years, the Department requires the institution, among other things, to disclose to current and prospective students that they should expect to have difficulty repaying their student loans; that the program is at risk of losing eligibility to receive U.S. Federal financial aid; and that transfer options exist, including providing resources to students to research other education options and compare program costs. Should a program fail three times within a four-year period, the DOE would terminate the program’s eligibility for U.S. Federal student aid, and the institution would not be able to reestablish the program’s eligibility for at least three years, though the program could continue to operate without student aid. The final rule is scheduled to go into effect on July 1, 2012. However, the first final debt measures will not be released until 2013, and a program cannot lose eligibility until 2015.

Based on current information, the Company does not expect the regulations to adversely impact most of Kaplan’s current programs. However, some of the data needed to compute program eligibility under this regulation, including graduate incomes, are not readily accessible to the institutions, but are compiled by the DOE. In addition, the continuing eligibility of programs for Title IV funding may be affected by factors beyond Kaplan’s control, such as changes in the actual or deemed income level of its graduates, changes in student borrowing levels, increases in interest rates, changes in the U.S. Federal poverty income level relevant for calculating the discretionary income test, changes in the percentage of former students who are current in repayment of their student loans, and other factors.

Incentive Compensation.  Under the incentive compensation rule, an institution participating in Title IV programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV funds. The DOE released new rules in October 2010 that went into effect on July 1, 2011. These rules included changes to the incentive compensation rule that reduced the scope of permissible payments under the rule and expanded the scope of payments and employees subject to the rule. In March 2011, the DOE issued a “Dear Colleague Letter,” providing guidance on these new rules. The Company has taken steps to fully comply with these rules and the guidance. Among the actions taken, the Company has revised its compensation plans for admissions personnel and completely eliminated enrollment results as a component in the determination of compensation. The Company believes this change in Kaplan’s approach to recruiting adversely impacts its enrollment rates and operating costs. Kaplan cannot predict how the DOE will interpret and enforce all aspects of the revised incentive compensation rule in the future and is presently unable to predict the full effect the new rule will ultimately have on the results of KHE.

The 90/10 Rule.  Prior to the enactment of the HEOA, any for-profit postsecondary institution (a category that includes all of the schools in KHE) would lose its Title IV eligibility for at least one year if more than 90% of the institution’s receipts for any fiscal year were derived from Title IV programs, as calculated on a cash basis in accordance with the Higher Education Act and applicable DOE regulations. Under amendments to the Higher Education Act set forth in the HEOA, a for-profit institution loses its eligibility to participate in the Title IV programs for a period of at least two fiscal years if the institution derives more than 90% of its receipts from Title IV programs in each of two consecutive fiscal years, commencing with the institution’s first fiscal year that ends after August 14, 2008. An institution with Title IV receipts exceeding 90% for a single fiscal year ending after August 14, 2008, will be placed on provisional certification and may be subject to other enforcement measures. The 90/10 rule calculations are performed for each OPEID unit. The largest OPEID reporting unit in KHE in terms of revenue is Kaplan University, which accounted for approximately 67% of the Title IV funds received by the division in 2011. In 2011, Kaplan University derived less than 82.0% of its receipts from the Title IV programs, and other OPEID units derived between 70.5% and 87.6% of their receipts from Title IV programs. In 2010, Kaplan University derived less than 88.7% of its receipts from Title IV programs, and other OPEID units derived between 68.3% and 87.1% of their receipts from Title IV programs.

The U.S. Federal Ensuring Continued Access to Student Loans Act of 2008 increased student loan limits and expanded eligibility for and increased the maximum amount of Pell Grants. These increases, and any future increases or changes in the 90/10 calculation formula, make it more difficult for institutions to comply with the 90/10 rule. HEOA provides temporary relief from the impact of the loan limit increases by treating as non-Title IV revenue any amounts received between July 1, 2008, and June 30, 2011, that are attributable to the increased annual loan limits. Absent relief from the loan limit increases, Kaplan University would have a 90/10 ratio of 82.4%, and the remaining KHE OPEID numbers would have 90/10 percentages between 74.2% and 91.4%.

A majority of KHE students are enrolled in certificate and associate’s degree programs. Revenue from certificate and associate’s degree programs is composed of a higher percentage of Title IV funds than is the case for revenue from its bachelor’s and other degree programs. KHE is taking various measures to reduce the percentage of its receipts attributable to Title IV funds, including expanding institutional lending programs in 2012; emphasizing direct-pay and employer-paid education programs; encouraging students to carefully evaluate the amount of their Title IV borrowing; program eliminations; cash-matching and developing and offering additional non-Title IV-eligible certificate preparation, professional development and continuing education programs. These efforts include the integration of the former Kaplan Professional unit with Kaplan University, which became part of PACE, effective January 1, 2011. Based on currently available information, management does not believe that any of the Kaplan OPEID units will have a 90/10 ratio over 90% in 2012. However, absent the adoption of the changes mentioned above, and if current trends continue, management estimates that in 2013, 19 of the KHE Campuses OPEID units, representing approximately 11% of KHE’s 2011 revenues, could have a 90/10 ratio over 90%. As noted above, Kaplan is taking steps to address compliance with the 90/10 rule;

however, there can be no guarantee that these measures will be adequate to prevent the 90/10 rule calculations from exceeding 90% in the future.

Given that schools do not control, and generally may not limit, student lending, one of the more effective methods of reducing the 90/10 rule percentage is to increase tuition prices above the applicable maximums for Title IV student loans and grants, requiring other sources of funding to cover the remaining tuition balance, in order to reduce the percentage of revenue from Title IV sources. Although modification of the 90/10 rule could limit this potential undesirable impact on tuition, there is no indication that the U.S. Congress (Congress) or the DOE will address this problem. Furthermore, the 90/10 rule and schools’ inability to limit students’ lending will make it more difficult for Kaplan’s schools to comply with other important regulatory requirements, such as the cohort default rate regulations and the gainful employment regulations.

Change of Control.  If one or more of Kaplan’s schools experiences a change of control under the standards of applicable state agencies, accrediting agencies or the DOE, the applicable schools governed by such agencies must seek the approval of the relevant agencies. A school that undergoes a change of control, which may include a change of control of a school’s parent corporation or other owners, must be reviewed and recertified by the DOE and obtain approvals from certain state agencies and accrediting bodies, in some cases prior to the change of control. The standards pertaining to a change of control are not uniform and are subject to interpretation by the respective agencies. Certifications obtained from the DOE following a change in control are granted on a provisional basis that permits the school to continue participating in Title IV programs, but provides fewer procedural protections if the DOE asserts a material violation of Title IV requirements.

Standards of Financial Responsibility.  An institution participating in Title IV programs must maintain a certain level of financial responsibility as determined under the Higher Education Act and under DOE regulations. The DOE measures an institution’s financial responsibility by compiling a composite score ranging from 0 to 3.0 pursuant to a formula that incorporates various financial data from annual financial statements submitted to the DOE. If an institution fails to achieve a composite score of 1.5 or fails to comply with other financial responsibility standards, then the DOE may place conditions on the institution’s participation in the Title IV programs and may require the institution to submit to the DOE a letter of credit in an amount of at least 10% to 50% of the institution’s annual Title IV participation for its most recent fiscal year. For the 2011 fiscal year, Kaplan expects KHE to have a composite score of 2.25, based on its own assessment using DOE methodology. However, the DOE will make its determination once it receives and reviews Kaplan’s audited financial statements for the 2011 fiscal year.

Administrative Capability.  The Higher Education Act, as reauthorized, directs the DOE to assess the administrative capability of each institution to participate in Title IV programs. The failure of an institution to satisfy any of the criteria used to assess administrative capability may cause the DOE to determine that the institution lacks administrative capability, and therefore, the DOE may subject the institution to additional scrutiny, deny eligibility for Title IV programs or impose other sanctions. To meet the administrative capability standards, an institution must, among other things, fulfill the following:

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

•     Not be, and not have any principal or affiliate who is, debarred or suspended from U.S. Federal contracting or engaging in activity that is cause for debarment or suspension;

•     Provide financial aid counseling to its students;

•     Refer to the DOE’s Office of the Inspector General any credible information indicating that any student, parent, employee, third-party servicer or other agent of the institution has engaged in any fraud or other illegal conduct involving Title IV programs;

•     Timely submit all required reports and financial statements; and

•     Not otherwise appear to lack administrative capability.

Although Kaplan endeavors to comply with the administrative capability requirements, Kaplan cannot guarantee that it will continue to comply with the administrative capability requirements or that its interpretation or application of the relevant rules will be upheld by the DOE or other agencies, or upon judicial review.

State Authorization.  Kaplan’s institutions are subject to state-level regulation and oversight by state licensing agencies, whose approval is necessary to allow an institution to operate and grant degrees or diplomas in the state. State laws may establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and responsibility and other operational matters. Institutions that participate in Title IV programs must be legally authorized to operate in the state in which the institution is located.

Some states have sought to assert jurisdiction over online educational institutions that offer education services to residents in the state or to institutions that advertise or recruit in the state, notwithstanding the lack of a physical location in the state. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. If KHE is found not to be in compliance with an applicable state regulation and a state seeks to restrict one or more of KHE’s business activities within its boundaries, KHE may not be able to recruit or enroll students in that state and may have to cease providing services and advertising in that state.

New regulations became effective on July 1, 2011 that expand the requirements for an institution to be considered legally authorized in the state in which it is physically located for Title IV purposes. If the states do not amend their requirements in compliance with these regulations or if KHE institutions do not receive state approvals where necessary, then the institution could be deemed to lack the state authorization necessary to participate in the Title IV programs. Institutions unable to obtain state authorization under the above requirements may receive a one-year extension of the effective date of the regulation to July 1, 2012, and, if necessary, an additional one-year extension of the effective date to July 1, 2013. The DOE has stated that a delay due to an increase in a state’s workload associated with these new requirements is an acceptable basis for a one-year extension. Due to an exemption, Kaplan University’s home state of Iowa does not require Kaplan University to be registered in Iowa. However, Kaplan University is applying for voluntary registration in Iowa in case the exemption is not deemed adequate under the new regulation. The state approval agency in Iowa has acknowledged that it has experienced a significant increase in workload related to the new federal requirements, which will result in a delay in processing Kaplan University’s application. In the event that the DOE determines that the exemption from Iowa, or the explanation for the delay is inadequate, then Kaplan University could be deemed to lack state authorization and could lose Title IV funding or be required to return federal aid previously disbursed.

In addition, the new DOE rules require institutions offering postsecondary education to students through distance education in a state in which the institution is not physically located, or in which it is otherwise subject to state jurisdiction as determined by the state, to meet any applicable state requirements for it to be legally offering postsecondary distance education in that state. The regulations require an institution to document upon request by the DOE that it has the applicable state approval. In April 2011 the DOE issued a “Dear Colleague Letter,” providing that it will not initiate any action to establish repayment liabilities or limit student eligibility for distance education activities undertaken before July 1, 2014, so long as the institution is making good faith efforts to identify and obtain necessary state authorizations before that date. Additionally, in July 2011, the U.S. Federal District Court of the District of Columbia struck the new distance-learning rules. The ruling is currently on appeal, but for now the new distance-learning rules are not enforceable. Regardless, Kaplan University is authorized to offer online instruction or is exempt from authorization in 43 states plus the District of Columbia. If the District Court’s ruling is overturned on appeal or if the new rules are otherwise reinstated, Kaplan may need to seek other additional or revised state authorizations in the future. If Kaplan is unable to obtain the required approvals, Kaplan students in the affected schools or programs may be unable to receive Title IV funds, which could have a material adverse effect on Kaplan’s business and operations.

On September 9, 2011 the Texas Workforce Commission (TWC) rescinded a prior notice that 10 programs at 9 KHE Texas campuses had been placed on “conditional approval” status due to below standard placement rates in 2010. The TWC arguably lacked regulatory authority to impose this “conditional approval” status. On January 23, 2012, new regulations became effective allowing the TWC to impose penalties on programs that fail to meet defined placement thresholds, including, but not limited to, limiting the use of funds from Texas Workforce Development Boards after two consecutive years of noncompliance and revoking program approvals after three consecutive years of noncompliance.

Congressional Reauthorization of Title IV Programs.  All of the Title IV financial aid programs are subject to periodic legislative review and reauthorization. In addition, while Congress historically has not limited the amount of funding available for the various Title IV student loan programs, the availability of funding for the Title IV programs that provide for the payment of grants is primarily contingent upon the outcome of the annual U.S. Federal appropriations process. Congress also can make changes in the laws affecting Title IV programs in those annual appropriations bills and in other laws it enacts between Higher Education Act reauthorizations. It is anticipated that the next reauthorization of the Higher Education Act by Congress will commence during the year 2013, but it is possible that Congress may make changes to that statute or to other laws affecting U.S. Federal student aid before then.

Whether as a result of changes in the laws and regulations governing Title IV programs, a reduction in Title IV program funding levels or a failure of schools within KHE to maintain eligibility to participate in Title IV programs, a material reduction in the amount of Title IV financial assistance available to the students attending those schools could have a material adverse effect on Kaplan’s business and operations. In addition, any development that has the effect of making the terms on which Title IV financial assistance is made available materially less attractive could also have a material adverse effect on Kaplan’s business and operations.

U.S. Senate Committee Review.  In the summer of 2010, the Health, Education, Labor and Pension Committee (the HELP Committee) of the U.S. Senate commenced an industry-wide review of for-profit higher education institutions. The institutions owned and operated by KHE were included in the scope of this industry-wide review. To date, the HELP Committee has conducted several hearings, and additional hearings may be scheduled, but are not anticipated. The ultimate outcome of the hearings and implications to the operation of KHE’s institutions are presently unknown.

Other committees of Congress have also held hearings into, among other things, the standards and procedures of accrediting agencies, credit hours and program length and the portion of U.S. Federal student financial aid going to for-profit institutions. A number of legislators have variously requested the U.S. Government Accountability Office to review and make recommendations regarding, among other things, student recruitment practices; educational quality; student outcomes; the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs; and the percentage of proprietary institutions’ revenue coming from Title IV and other U.S. Federal funding sources. This increased activity may result in legislation, further rulemaking affecting participation in Title IV programs and other governmental actions. In addition, concerns generated by congressional or other activity, or media reports, may adversely affect enrollment in for-profit educational institutions.

Program Reviews, Audits and Investigations.  Kaplan’s schools are subject to audits or program compliance reviews by various external agencies, including the DOE, its Office of the Inspector General and state and accrediting agencies. While program reviews may be undertaken for a variety reasons, they are performed routinely as part of regulatory oversight of institutions that participate in Title IV or state student funding programs. If the DOE or another regulatory agency determines that an institution has improperly disbursed Title IV or state program funds or violated a provision of the Higher Education Act or state law or regulations, the affected institution may be required to repay such funds to the DOE or the appropriate state agency or lender and may be assessed an administrative fine and be subject to other sanctions. Although Kaplan endeavors to comply with all U.S. Federal and state laws and regulations, Kaplan cannot guarantee that its interpretation of the relevant rules will be upheld by the DOE or other agencies, or upon judicial review.

In September 2008, the DOE began a program review at KHE’s CHI-Broomall, PA campus. The DOE has delayed issuing a final report on this review, pending the completion of a separate inquiry regarding the program from the U.S. Attorney’s Office for the Eastern District of Pennsylvania. In July 2011, Kaplan resolved the inquiry with the U.S. Attorney’s office, and therefore a final report on this review is expected soon. No assurance can be given that the DOE’s final report will not have a significant adverse effect on Kaplan’s ability to continue to operate this school. See further discussion in Item 3. Legal Proceedings.

The DOE also began a program review in October 2007 at KHE’s Pittsburgh, PA, location. Kaplan has responded to all requests for information and is cooperating fully in this review. The DOE has not yet issued a final report on this review. No assurance can be given that the DOE’s final report will not have a significant adverse effect on Kaplan’s ability to continue to operate this school.

In September 2009, the DOE began a program review of Kaplan University at its offices in Fort Lauderdale, FL. Kaplan University is continuing to respond to all requests for information and is cooperating fully in the review. The reviewers completed their field work and are reviewing documentation already submitted. The DOE has not issued the final program review report. No assurance can be given that the DOE’s final report will not have a significant adverse effect on Kaplan’s ability to continue to operate this school.

The DOE conducted a program review at KHE’s Phoenix, AZ, campus in February 2011. The DOE issued its report on October 27, 2011, indicating five minor findings that have de minimis financial or operational impact. The Phoenix campus expects to be able to resolve these findings quickly and without difficulty.

The DOE conducted a program review at KHE’s Brooklyn, OH, campus in June 2011. On October 24, 2011, the DOE issued an “expedited” final report, requiring no action on behalf of the Brooklyn, OH, campus.

In August 2011, the DOE conducted a program review of the Riverside, CA, campus. The DOE issued a final report on August 23, 2011, indicating no findings.

In August 2011, the DOE conducted a program review of the Harrisburg, PA, campus and its branch campuses. The DOE issued a final report on September 20, 2011, indicating no findings.

In September 2011, the DOE conducted a program review of the Houston, TX, campuses, which comprise the four Texas School of Business campuses. On October 27, 2011, the DOE issued an “expedited” final report requiring no action on behalf of the Houston campuses.

In September 2011, the DOE conducted a program review of the San Antonio, TX, campuses. On October 24, 2011, the DOE issued an “expedited” final report requiring no action on behalf of the San Antonio campuses.

Institutional and Programmatic Accreditation.  Accreditation is a process through which an institution submits itself to qualitative review by an organization of peer institutions. Pursuant to the Higher Education Act, the DOE relies on accrediting agencies to determine whether the academic quality of an institution’s educational programs is sufficient to qualify the institution to participate in Title IV programs. As noted previously, to remain eligible to participate in Title IV programs, a school must maintain its institutional accreditation by an accrediting agency recognized by the DOE. In 2011, no KHE school received notice from its institutional accreditors indicating that the school’s accreditation was being withdrawn or that the school was being issued an order to show cause why its accreditation should not be withdrawn.

Programmatic accreditation is the process through which specific programs are reviewed and approved by industry- and program-specific accrediting entities. Although programmatic accreditation is not generally necessary for Title IV eligibility, such accreditation may be required to allow students to sit for certain licensure exams or work in a particular profession or career.

On January 26, 2012, Kaplan University received a notice from the Florida Board of Nursing regarding the Associate’s degree in nursing program at the Pembroke Pines facility. The letter required Kaplan University to appear at a hearing on February 1, 2012, to discuss the performance of program graduates on the national nursing certifying exam (NCLEX), which has fallen below the required standard. As a result of the hearing, the program was placed on probationary status until the exam pass-rate improves. Under the Florida Board of Nursing Rules, a failure to achieve the required NCLEX passage standard in either of the next two calendar years could result in the program losing its license to operate in Florida.

On December 21, 2011, Kaplan College’s North Hollywood, CA campus received notification that the Joint Review Committee on Education in Radiologic Technology (JRCERT) withdrew the college’s accreditation for its radiologic technologist program. This program had 163 students on December 31, 2011. Kaplan College has appealed this decision, and the accreditation will be maintained during the pendency of the appeal. Loss of JRCERT accreditation for this program may have a material impact on Kaplan College’s North Hollywood campus.

In November 2011, an internal investigation determined that certain students in the Dental Assistant program at Kaplan College’s Charlotte, NC, campus had not received clear guidance regarding the program’s accreditation and the employment prospects for graduates of the program. Because the Dental Assistant program is not programmatically accredited, students graduating from the program are considered by the regulatory agency in North Carolina to have “Dental Assistant I” status instead of a more advanced “Dental Assistant II” status. All students in the Charlotte Dental Assistant program were given full tuition refunds, and current students and graduates were offered stipends in exchange for signing settlement agreements. As of December 31, 2011, the vast majority of the affected students have signed settlement agreements. The school ceased enrollment in the program and withdrew its license to operate the program in North Carolina. No other programs at this campus were affected.

In August 2011, Kaplan College’s Modesto, CA, campus was ordered by the Accrediting Bureau of Health Education Schools (ABHES) to show cause why continued accreditation of its Medical Assisting program should not be denied due to low placement rates. Kaplan College Modesto responded, and ABHES agreed to continue the current grant of accreditation through December 31, 2012, to allow the campus additional time to continue to show compliance with ABHES standards. Loss of ABHES accreditation for this program would have a material impact on the Modesto campus.

In March 2011, Kaplan University’s institutional accreditor, the Higher Learning Commission of the North Central Association of Colleges and Schools (HLC) sent a request for information to Kaplan University asking for documents and a report detailing Kaplan University’s admissions practices and describing Kaplan University’s compliance with HLC Core Components and policies. Kaplan University complied with this request on April 29, 2011. On January 19, 2012, the HLC sent a follow-up request for additional information. There is no date for a formal response or determination from HLC.

Return of Title IV Funds.  DOE regulations require schools participating in Title IV programs to calculate correctly and return on a timely basis unearned Title IV funds disbursed to students who withdraw from a program of study prior to completion. These funds must be returned in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. Under DOE regulations, failure to make timely returns of Title IV program funds for 5% or more of students sampled in a school’s annual compliance audit in either of its two most recently completed fiscal years could result in a requirement that the school post a letter of credit in an amount equal to 25% of its prior-year returns of Title IV program funds. Currently, none of KHE’s schools is required to post a letter of credit. If unearned funds are not properly calculated and returned in a timely manner, an institution is subject to monetary liabilities, fines or other sanctions.

Test Preparation

In 2011, Kaplan Test Preparation (KTP) included test preparation businesses in the areas of pre-college, graduate, health and bar review, and Kaplan Publishing. Each of these businesses is discussed below. In September 2010, KTP announced a plan to reorganize its business consistent with the migration of students to Kaplan’s online and hybrid test preparation offerings. In conjunction with this plan, KTP significantly reduced the number of leased properties from 178 to 79 in 2011 and plans to close several more locations in 2012, as existing leases expire.

Test Preparation.  KTP’s pre-college and graduate businesses prepare students for a broad range of college and graduate school admissions examinations, including the SAT, ACT, LSAT, GMAT, MCAT and GRE. KTP’s health business prepares students for medical and nursing licensure exams, including the USMLE and NCLEX. Kaplan Bar Review, which previously operated under the name Kaplan PMBR, offers full-service bar review in 26 states, as well as review for the multistate portion of the bar exam nationwide.

During 2011, KTP courses were offered at numerous locations throughout the U.S., Canada, Puerto Rico, Mexico, London and Paris. KTP also offers courses online, which are delivered in a live online classroom and a self-study format. In addition, KTP licenses material for certain of its courses to third parties and a Kaplan affiliate, which, during 2011, offered courses at 44 locations in 12 countries outside the U.S. KTP also offers programs and services, including college admissions examination preparation courses, directly to schools and school districts for students in kindergarten through 12th grade. Through its Kaplan Kids business, KTP provides customized online programs for children from kindergarten through 8th grade and private tutoring in select markets.

The courses offered by KTP are provided in various formats, including classroom-based instruction and online programs. During 2011, these businesses enrolled more than 390,000 students in their courses, including more than 148,000 enrolled in online programs. KTP’s student enrollment numbers do not include students enrolled in PACE programs, which have been operating as part of Kaplan University since the beginning of 2011.

Publishing.  Kaplan Publishing, which is operated separately from Kaplan Professional Publishing, focuses on print test preparation resources sold through retail channels. At the end of 2011, Kaplan Publishing had more than 670 products available in print and digital formats, including more than 300 e-books. In 2011, publishing of test preparation titles was integrated into the respective KTP businesses.

Kaplan International

Kaplan International includes Kaplan Europe and Kaplan Asia Pacific. Each of these businesses is discussed below.

Kaplan Europe.  Kaplan Europe includes the following businesses, which are all based in the U.K. and Ireland: Kaplan UK, Kaplan International Colleges and a set of higher education institutions.

The Kaplan UK business in Europe is a provider of training, test preparation services and degrees for accounting and financial services professionals, including those studying for ACCA, CIMA and ICAEW qualifications. In addition, Kaplan UK provides legal and professional training, including the operation of a U.K. law school in collaboration with Nottingham Trent University’s Nottingham Law School. In 2011, Kaplan UK provided courses to approximately 75,000 students, of which 52,000 were dedicated to accounting and financial services coursework. Kaplan UK is headquartered in London, England and has 27 training centers located throughout the U.K.

The Kaplan International Colleges (KIC) business comprises a university pathways business and an English-language training business. The university pathways business offers academic preparation programs especially designed for international students who wish to study in English-speaking countries. KIC operates university pathways programs in collaboration with seven U.K. universities. At the end of 2011, KIC’s university pathways business was serving approximately 2,800 students. The English-language business (previously operated under the name “Kaplan Aspect”) provides English-language training, academic preparation programs and test preparation for English proficiency exams, principally for students wishing to study and travel in English-speaking countries. KIC operates a total of 43 English-language schools, with 21 located in the U.K., Ireland, Australia, New Zealand and Canada, and 22 located in the U.S., where they operate under the name Kaplan International Centers. During 2011, the English-language business served approximately 65,000 students.

Kaplan Europe also includes three higher education institutions located in the U.K. and Ireland. These institutions are Dublin Business School, Holborn College and Kaplan Open Learning. At the end of 2011, these institutions had an aggregate of approximately 6,600 students.

On December 15, 2011, the United Kingdom Border Agency (UKBA) conducted a compliance review at Kaplan UK’s Borough High Street Center in London, England. The review focused on Kaplan UK’s compliance with regulations regarding Tier 4 students, who are adult students seeking to study in the U.K. Kaplan UK is fully cooperating with this inquiry and is in the process of responding to requests for additional information. In cases of noncompliance, the UKBA has the authority to take a range of actions to limit, suspend or revoke an institution’s ability to sponsor foreign students. At this time, Kaplan cannot predict what determinations the UKBA will make or the ultimate impact of this review on Kaplan UK.

Additionally, UKBA issued revised immigration rules that became operational on April 21, 2011. Students from outside the European Economic Area (EEA) and Switzerland who were issued a Confirmation of Acceptance for Studies (CAS) after July 4, 2011 will be given permission to work part-time during their studies only if they attend an institution that qualifies as a Higher Education Institution (HEI). Many of the Kaplan UK international students currently work part-time. Kaplan UK is not in receipt of public funding for the courses international students study and, therefore, does not qualify as an HEI. Also, certain Kaplan UK schools have gained, applied for or are in the process of applying for Highly Trusted Sponsor status (HTS). Without HTS, these schools cannot issue a CAS to potential incoming international students starting in April 2012. These new rules have the potential to adversely impact the number of international students studying at Kaplan UK.

Kaplan Asia Pacific.  Kaplan Asia Pacific operates primarily in Singapore, Australia, Hong Kong and China.

In Singapore, Kaplan provides students with the opportunity to earn undergraduate and postgraduate degrees, principally in business-related subjects, science and engineering, as well as communications and media. Kaplan Singapore students receive degrees from affiliated educational institutions in Australia, the U.K. and the U.S. In addition, Kaplan Singapore offers pre-university and diploma programs. Kaplan also offers accountancy and financial markets training in Singapore. At year-end 2011, Kaplan’s Singapore business had approximately 17,800 students enrolled in its programs.

In Australia, Kaplan delivers a broad range of financial services education and professional development courses. In 2011, this business provided courses to approximately 4,500 students through classroom programs and to more than 53,000 students through distance-learning programs. Additionally, Kaplan operates three Australian accredited Kaplan Business School centers, in Sydney, Melbourne and Adelaide, offering diploma, bachelor’s and master’s degree programs serving approximately 367 students. Finally, through Bradford College and Murdoch Institute of Technology, Kaplan offers two academic preparation programs for entry into Australian undergraduate university programs for approximately 950 international students.

During 2011, Kaplan made two significant acquisitions in Australia; Franklyn Scholar and Carrick Education Group.

Franklyn Scholar’s focus is on developing partnerships with companies through the creation of scalable training models that support the growth of employee skills and help increase their knowledge base. Franklyn Scholar offers in excess of 80 accredited courses to large companies and small and medium-sized enterprises, as well as short courses for individuals seeking training.

Carrick Education Group offers English-language programs primarily to the international student market, in addition to industry-leading vocational and higher education courses in 12 subject areas covering 35 specific courses. Carrick offers college-based programs in Sydney, Melbourne, Adelaide and Brisbane.

In Hong Kong, Kaplan offers a comprehensive array of programs, ranging from language education and standardized test preparation to corporate and financial training and higher education degree courses. During 2011, Kaplan’s Hong Kong business provided courses to more than 18,200 students.

In China, Kaplan provides foundation programs to Chinese students through partnerships with prestigious Chinese universities and high schools. Kaplan China offers foundation programs at 11 campuses and had more than 1,500 students enrolled at the end of 2011.

Kaplan Asia Pacific also includes the Kaplan Global Solutions business unit, which continues to develop partnerships with colleges, universities and non-profit corporations and foundations. Kaplan Global Solutions offers its clients an array of research, curriculum, design services and innovative education programs and services that attract and manage lifelong learners. Through its Global Pathway programs for international students, Kaplan Global Solutions enables its partner institutions in the Americas to expand globally and increase international student enrollments through custom programs aimed at student success.

Kaplan Ventures

The Kaplan Ventures division manages and develops businesses in markets adjacent to Kaplan’s core educational businesses. Kaplan Ventures management provides these businesses with industry expertise and management support with a view toward the long-term strategic benefits these businesses may provide to Kaplan. The Kaplan Ventures division comprises Kaplan EduNeering, The Kidum Group (Kidum) and Kaplan VC LLC.

Kaplan EduNeering provides online regulatory compliance training and learning management systems technology principally for businesses in the pharmaceutical, medical technology, health care, energy, telecom and defense-related industries. During 2011, Kaplan EduNeering provided services to more than 1.7 million users at approximately 420 companies.

Kidum, headquartered in Tel Aviv, Israel, provides test preparation courses for Israeli high school graduation exams, university admissions exams and the GMAT. Kidum also provides English-language courses at ten permanent centers located throughout Israel as a franchisee of Wall Street Institute, which is a provider of English-language training to corporations and individuals at locations outside the U.S. During 2011, Kidum provided courses to approximately 28,000 students.

Kaplan VC LLC serves as Kaplan’s corporate venture capital arm, identifying and investing in high-growth education technology companies.

During 2011, Kaplan Ventures acquired Insight Schools, Inc., a competitor of its Kaplan Virtual Education (KVE) business. Insight Schools provides online and blended learning solutions for K12 learners and educators; it previously operated online virtual schools throughout the U.S. in partnership with school districts and through private schools. Following this acquisition, Kaplan Ventures sold the businesses’ combined assets to K12, Inc.

On February 9, 2012, Kaplan Ventures completed the sale of its Kaplan Learning Technologies business (KLT). KLT provides software products, including STT Trainer and Atlantic Link, that help individuals and organizations train on software applications.

Cable Television Operations

Through its subsidiary Cable One, Inc. (Cable ONE), the Company owns and operates cable television systems that provide video, Internet and voice service to subscribers in 19 midwestern, western and southern states. At the end of 2011, Cable ONE provided cable service to approximately 621,423 basic video subscribers, representing about 44% of the 1,425,584 homes passed by the systems and had in force approximately 257,791 subscriptions to digital video service, 451,082 subscriptions to high-speed data (HSD) service and 179,989 subscriptions to VoIP (digital voice) service. Digital video, Internet and VoIP services are available in markets serving Cable ONE’s entire subscriber base. The digital video services offered by Cable ONE include certain premium, cable network and local over-the-air channels in high-definition television (HDTV) format.

Regulation of Cable Television and Related Matters

Cable ONE’s cable, Internet and voice operations are subject to various requirements imposed by the U.S. local, state and Federal governmental authorities. The regulation of certain cable television rates pursuant to procedures established by Congress has negatively affected Cable ONE’s revenue. Certain other legislative and regulatory matters discussed in this section also have the potential to adversely affect Cable ONE’s cable television, Internet and voice businesses.

Cable Television

U.S. Federal law requires or authorizes the imposition of a wide range of regulations on cable television operations.

Franchising.  Cable ONE’s cable systems are required to obtain franchises from state or local governmental authorities to operate. Those franchises typically are nonexclusive and limited in time, contain various conditions and limitations and provide for the payment of fees to the local authority, determined generally as a percentage of revenues. Additionally, those franchises often regulate the conditions of service and technical performance and contain various types of restrictions on transferability. Failure to comply with all of the terms and conditions of a franchise may give rise to rights of termination by the franchising authority. The U.S. Federal Communications Commission (FCC) has adopted rules designed to expedite the process of awarding competitive franchises and relieving applicants for competing franchises of some locally imposed franchise obligations. The FCC also has extended certain of these “reforms” to incumbent cable operators. Separately, several states, including Iowa, Kansas, Louisiana, Missouri, Tennessee and Texas—all states in which Cable ONE operates cable systems, have enacted laws permitting video service providers to secure statewide franchises, thereby relieving these providers of the need to seek multiple authorizations from various local franchising authorities within a state. This development, which is especially beneficial to new entrants, is expected to continue to accelerate the competition Cable ONE is experiencing in the video service marketplace.

Rate Regulation.  FCC regulations prohibit local franchising authorities or the FCC from regulating the rates that cable systems charge for certain levels of video cable service, equipment and service calls when those cable systems are subject to “effective competition.” The FCC has confirmed that some of the cable systems owned by the Company fall within the effective-competition exemption, and the Company believes, based on an analysis of competitive conditions within its systems, that other of its systems may also qualify for that exemption. Nevertheless, monthly subscription rates charged for the basic tier of cable service, as well as rates charged for equipment rentals and service calls for many of Cable ONE’s cable systems, remain subject to regulation by local franchising authorities in accordance with FCC rules. However, rates charged by cable systems for tiers of service other than the basic tier—such as pay-per-view and per-channel premium program services, digital video, Internet and digital voice services—currently are exempt from regulation.

“Must-Carry” and Retransmission Consent.  U.S. Federal law provides that a commercial television broadcast station may, subject to certain limitations, insist on carriage of its signal on cable systems located within the station’s market area. Similarly, a noncommercial public station may insist on carriage of its signal on cable systems located either within the station’s predicted Grade B signal contour or within 50 miles of a reference point in a station’s community designated by the FCC. As a result of these obligations, certain of Cable ONE’s cable systems must carry broadcast stations that they might not otherwise have elected to carry, and their freedom to drop signals previously carried has been reduced.

Commercial broadcasters have the right to elect at three-year intervals to forego must-carry rights and insist instead that their signals not be carried by cable systems without their prior consent. Broadcasters were required to make their elections for the current election cycle by October 1, 2011, with the elections effective January 1, 2012, through December 31, 2014. In some cases, Cable ONE has been required to provide consideration to broadcasters to obtain retransmission consent, such as commitments to carry other program services offered by a station or an affiliated company, to purchase advertising on a station or to provide advertising availabilities on cable to a station, or to provide cash compensation. This development results in increased operating costs for cable systems, which ultimately increases the rates cable systems charge subscribers. In addition, there have been several public retransmission consent disputes between broadcasters and cable providers in recent years, which may prompt the FCC or Congress to impose new requirements on the negotiation process. Cable ONE cannot predict whether these changes will be adopted or how any revised regulations would affect its business and operations.

In March 2010, several cable and direct broadcast satellite (DBS) operators and certain other parties filed a request for  rulemaking at the FCC seeking certain changes to the FCC’s retransmission consent rules, such as authorization for “interim carriage” of a broadcaster’s signal by cable and DBS operators after the broadcaster’s grant of retransmission consent has expired, and limitations on the positions that broadcasters may take during negotiations. Broadcasters opposed the rulemaking request, asserting that it would be contrary to the U.S. Federal Communications Act of 1934, as amended (the Communications Act), and the public interest. The FCC initiated a rulemaking proceeding in 2011 with respect to its retransmission consent rules, and that proceeding is pending. Changes to the retransmission consent rules could materially affect the Cable ONE cable systems’ (and Post–Newsweek Stations’) bargaining leverage in future retransmission consent negotiations. The Company cannot predict the net effect that such an order would have on the Company. Congress may also pass legislation that would affect the must-carry/retransmission consent regime, and the Company also cannot predict the net effect that such legislation would have on Cable ONE.

In August 2011, the FCC released a report on possible alternatives to the DMA system and the availability of in-state programming to viewers. This report could be the basis for future legislative or regulatory developments on market definitions and retransmission consent. The Company cannot predict what changes, if any, may occur, or the net effect that changes in these areas would have on the Company’s cable and broadcast operations and on the Company overall.

Digital Television (DTV).  FCC regulations require cable systems to ensure that all local must-carry broadcast stations are “viewable” by all subscribers. Moreover, where a must-carry broadcast station’s signal is transmitted in HDTV format, cable operators generally are required to carry the signal in HDTV format. Although certain smaller cable systems are not subject to these requirements, satisfaction of the generally applicable obligation could increase Cable ONE’s costs by requiring it to expand the capacity of its cable systems or to delete some existing programming to meet its carriage obligations for broadcasters’ DTV signals.

Pole Attachments.  U.S. Federal law requires most telephone and power utilities to charge reasonable rates to cable operators for utilizing space on utility poles or in underground conduits. The FCC has adopted two separate formulas for calculating such rates: one for attachments by cable operators generally and a higher rate for attachments used to provide “telecommunications services.” Several cable operators, including Cable ONE, are using their cable systems to provide not only television programming, but also Internet access and digital voice. In 2002, the U.S. Supreme Court held that the lower pole attachment rates apply not only to attachments used to provide traditional cable services, but also to attachments used to provide Internet access services. Subsequently, in May 2010, the FCC adopted new requirements relating to pole access and construction practices that were expected to improve the ability of cable operators to attach to utility poles on a timely basis. More recently, in April 2011, the FCC adopted additional rules intended to improve such access. Those rules established a specific timeline for securing access to poles for both wireline and wireless attachments; required pole owners to provide specific explanations for rejecting pole attachment requests; reduced the disparity in pole attachment rates for cable and telecommunications services, and made changes to the FCC’s enforcement process to encourage negotiated resolutions of pole attachment disputes, among other things. The Company cannot predict the extent to which these and other rule changes will affect its ability over time to secure timely access to poles at reasonable rates. As a general matter, changes to Cable ONE’s pole attachment rate structure could significantly increase its annual pole attachment costs.

U.S. Federal Copyright Issues.  The U.S. Federal Copyright Act of 1976, as amended, gives cable television systems the ability, under certain terms and conditions and assuming that any applicable retransmission consents have been obtained, to retransmit the signals of television stations pursuant to a compulsory copyright license. Those terms and conditions require all cable systems that retransmit broadcast signals to pay semiannual royalty fees, generally based on the systems’ gross revenues from basic service and, in certain instances, the number of “distant” broadcast signals carried. The compulsory license fees have been increased on several occasions since this act went into effect. Since 1989, a separate compulsory copyright license for distant signal retransmissions has applied to DBS, and in 1999, Congress provided DBS with a royalty-free compulsory copyright license for distribution of the signals of local television stations to satellite subscribers in the markets served by such stations. The cable compulsory license for local and distant signals and the DBS local signal compulsory license are permanent, while the DBS distant signal compulsory license is scheduled to sunset at the end of 2014, although it is possible that, as in the past, the DBS distant signal compulsory license will be extended. In addition, the cable and DBS compulsory licenses employ different methodologies for calculating royalties, with cable using a percentage of revenues approach and DBS using a flat, per-subscriber, per-signal payment approach.

The U.S. Federal Copyright Office is considering requests for clarification and revisions of certain cable compulsory copyright license reporting requirements. Cable ONE cannot predict the outcome of any such inquiries; however, it is possible that changes in the rules or copyright compulsory license fee computations or compliance procedures could have an adverse effect on its business by increasing copyright compulsory license fee costs or by causing Cable ONE to reduce or discontinue carriage of certain broadcast signals that it currently carries on a discretionary basis.

In August 2011, the U.S. Federal Copyright Office released a report assessing possible mechanisms for eliminating the cable and satellite statutory licenses. In November 2011, the Government Accountability Office released a report on the effect that elimination of the compulsory licenses would have on the industry and viewers. These reports could be the basis for future legislative or regulatory developments on these issues. The Company cannot predict if or how the copyright regime may change, nor can the Company predict the net effect that changes to this regime would have on the Company’s cable and broadcast operations or on the Company overall.

Telephone Company Competition.  U.S. Federal law permits telephone companies to offer video programming services. Over the past decade, telephone companies have pursued multiple strategies to enter the market for the delivery of multichannel video programming services. Initially, some telephone companies partnered with DBS operators to resell a DBS service to their telephone customers. Some telephone companies still do this, but other telephone companies have entered into traditional franchise agreements with local and state franchising authorities and have constructed their own video programming delivery systems. Still other telephone companies have developed other methods to deliver video programming that, depending on the technology employed, may be regulated in a manner similar to the Company’s cable systems. Some telephone companies have taken the position that the specific technology employed in delivering video programming dictates whether a local franchise is required. The theory is that because the provider is not delivering a “cable service,” as that term is defined in U.S. Federal law, but rather is delivering an “information service,” which by law is not subject to regulation by state and local governments, no local franchise is required. Neither the FCC nor the courts have addressed this issue definitively, but in the meantime, most major telephone companies are entering into franchise agreements to provide their video programming distribution services to consumers. Increased competition from telephone companies that provide competing services could have a material effect on Cable ONE’s business.

“Over-the-Top” Video Programming.  The continued proliferation of broadband services in the U.S. and related increases in broadband capacities and speeds has enabled cable programmers and broadcast television stations to “stream” their video content to consumers over the Internet. Although the Company has benefited generally from the growth in broadband due to its role as a provider of broadband services, the continued and growing availability of cable programming and broadcast television content on the Internet may result in less demand for the Company’s cable service offering. Some providers of cable service are marketing their own version of “over-the-top” video programming, thus enabling their subscribers to access cable programming outside of their home or business. The Company cannot predict how widespread these practices may become or the extent to which the integrated functionality and ease of use of the cable television platform will continue to appeal to the majority of its subscribers.

Wireless Services.  At various times over the past decade, the FCC has taken steps to facilitate the use of certain frequencies, notably the 2.5 GHz and 3.1 GHz bands, to deliver over-the-air multichannel video programming services to subscribers in competition with cable television systems. However, those services generally were not deployed commercially in any significant way. Beginning in 2004, the FCC adopted rule changes that allowed the 2.5 GHz band to be used for nonvideo services and permitted transmitters to be deployed in cellular patterns. As a result of these rule changes, the 2.5 GHz and other frequency bands, including the 1.7 GHz and 2.1 GHz bands in which the FCC auctioned spectrum in 2006, are now being adopted for the delivery of two-way broadband digital data and high-speed Internet access services capable of covering large areas. Initially, these services were going to be provided on a fixed basis, delivering access to houses and businesses, but they now are expected to accommodate mobile devices, such as laptop computers, with a wireless adapter card. These wireless networks are expected to use a variety of advanced transmission standards, including an increasingly popular standard known as WiMAX, and may result in the increased availability of mobile video services.

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

Set-Top Boxes.  Pursuant to a congressional directive to promote competition in the retail market for set-top converter boxes, the FCC has adopted rules barring cable operators from deploying set-top boxes with “integrated” security and navigation functions and requiring cable operators to support boxes and other devices designed to accept plug-in cards (“CableCARDs”) that provide the descrambling and other security features that traditionally have been included in the integrated set-top converter boxes leased by cable operators to their customers. The FCC has granted some requests for waivers of this rule, including one such request filed by Cable ONE to allow it to offer low-cost, HD-capable, integrated set-top boxes to subscribers of its Dyersburg, TN, system. The general prohibition on integrated set-top boxes has the potential to increase the capital costs of cable operators, because of the need to provide CableCARDs to customers and because the new type of converter box is typically more expensive than the traditional integrated box. In 2010, the FCC adopted certain modifications to its set-top box and CableCARD rules, which included extending the relief previously provided to Cable ONE to all cable operators nationwide. While this change should facilitate the availability of low cost set-top boxes, other changes adopted by the FCC that impact how cable operators bill for set-top boxes and the types of CableCARDs they must deploy could increase operational costs for such operators. Also in 2010, the FCC initiated a broader regulatory proceeding to consider whether it should require all multichannel video program distributors, which include cable operators, to develop and provide a new, universal set-top box solution that allows access to both online and traditional video. The Company cannot predict whether, how or when the issues raised in this proceeding will be resolved.

Disability Access.  In September 2010, Congress passed the Twenty-First Century Communications and Video Accessibility Act (CVAA). This act directs the FCC to impose additional accessibility requirements on cable operators. For example, pursuant to CVAA, the FCC has reinstated the video description regulations that the FCC had adopted in 2000  (which had been invalidated on appeal), with certain modifications specified in the act. Thus, cable operators that serve 50,000 or more subscribers must provide 50 hours of video description per calendar quarter during prime time or on children’s programming, on each channel on which they carry one of the top five national nonbroadcast networks. In addition, cable operators of all sizes must pass through video description that is provided for each broadcast station or nonbroadcast network that they carry. Compliance is required by July 1, 2012, and will impose certain costs on the Company. The act also directs the FCC to adopt rules to help ensure that certain video programming distributors convey emergency information in a manner that is accessible to persons who are blind or visually impaired. The Company cannot predict when the FCC will adopt these rules. Compliance with the new rules would impose certain costs on the Company.

In addition, the act requires the FCC to subject devices designed to receive, play back, or record video programming transmitted simultaneously with sound, such as set-top boxes, to regulations governing (1) the display of closed-captioned video programming, (2) the transmission and delivery of video description services and (3) the conveyance of emergency information. Compliance with the new rules would impose certain costs on the Company. The FCC has established an effective date of January 1, 2014, for the closed-captioning portion of these rules, and compliance will impose certain costs on the Company.

Other Requirements.  In February 2008, the FCC issued revised commercial leased access rules that require cable operators to make a certain portion of their systems’ capacity available to parties desiring to transmit programming via cable on a leased basis. These revised rules could substantially reduce the rates for parties desiring to lease capacity on cable systems and also impose a variety of leased access customer service, information and reporting standards. Implementation of these new rules has been stayed by the courts, and some of the rules were rejected by the Office of Management and Budget (OMB) as inconsistent with the U.S. Federal Paperwork Reduction Act. Certain parties have requested that the FCC override the OMB ruling, but no action has been taken on that request. The FCC has not indicated its intent to move forward with implementation of these new rules. If they take effect, however, they likely will increase Cable ONE’s costs and could cause additional leased access activity on Cable ONE’s cable systems. As a result, Cable ONE may find it necessary to either discontinue other channels of programming or opt not to carry new channels of programming or other services that may be more desirable to its customers.

The FCC also regulates various other aspects of cable television operations. Long-standing FCC rules require cable systems to black out from certain distant broadcast stations the syndicated programs for which local stations have purchased exclusive rights and requested exclusivity, and to delete, under certain circumstances, duplicative network programs broadcast by distant stations. Proposals to amend or repeal certain of these rules are pending before the FCC, but the Company cannot predict whether, how or when the Commission will act on these proposals. The FCC also imposes certain technical standards on cable television operators, exercises the power to license various microwave and other radio facilities frequently used in cable television operations and regulates the assignment and transfer of control of such licenses.

Internet Access Services

In 2005, the U.S. Supreme Court upheld the FCC’s classification of Internet service as an “information service.” As a result, Internet service is not subject to the full panoply of regulations that applies to “cable services” or “telecommunications services” under the Communications Act, nor is it subject to state or local government regulation. In response to the U.S. Supreme Court’s decision, the FCC ruled that a telephone company’s offering of digital subscriber line (DSL) Internet access service and a mobile wireless company’s offering of similar wireless broadband service also are “information services.”

Cable ONE currently offers broadband Internet access service on virtually all of its cable systems and is the sole Internet service provider on those systems. Cable ONE does not restrict the websites that its broadband Internet access subscribers may view; however, regulations that distinguish between interference with subscriber access and reasonable network management are evolving and, over time, could begin to interfere with Cable ONE’s ability to manage its network or provide services to its subscribers. In 2010, the FCC imposed certain “net neutrality” obligations on providers of broadband Internet access services. Included among those obligations are requirements that fixed broadband Internet service providers disclose publicly accurate information regarding their network management practices; refrain from blocking lawful content, applications, services and non-harmful devices of the end user’s choosing; and refrain from unreasonably discriminating in the transmission of lawful traffic. Wireless broadband Internet service providers are subject to fewer regulations, and the application of all such regulations is subject to the broadband Internet service provider’s ability to engage in reasonable network management. The FCC’s net neutrality rules also establish a process through which complaints about the network management practices of broadband Internet service providers can be brought. Congress, from time to time, also has considered whether to impose net neutrality requirements on providers of broadband Internet access service that would limit the ability of such providers to prioritize the delivery of particular types of content, applications or services over their networks, or whether to limit the FCC’s ability to regulate such activity. The FCC’s December 2010 order imposing certain net neutrality obligations on providers of broadband Internet access services has been appealed, and the Company cannot predict the outcome or timing of this appeal. If the FCC’s order is upheld, then these new obligations could cause the Company to incur certain compliance costs.

As part of the American Recovery and Reinvestment Act of 2009 (ARRA), the U.S. Federal government has implemented a program in  which a total of approximately $7.2 billion in grants and loans has been distributed to fund investment in the development of broadband networks throughout the U.S., mostly to facilitate the deployment of broadband Internet access services in rural and remote regions that do not already enjoy such services. The ARRA also required the FCC to develop a National Broadband Plan (NB Plan) to guide U.S. policy in the area of domestic broadband deployment. In March 2010, the FCC submitted its NB Plan to Congress and announced its intention to initiate approximately 40 rulemakings addressing a host of issues related to the delivery of broadband services. Several of these rulemakings have already been initiated. The broad reach of these rulemaking proceedings could ultimately affect the environment in which Cable ONE operates. The NB Plan, which the FCC delivered to Congress on March 16, 2010, did not contain self-effectuating provisions, but it is serving as a blueprint for broadband regulatory policy in the U.S. and, therefore, could have a material effect on Cable ONE and other providers of broadband Internet access services. Compliance with these laws imposes costs on the Company and may impact the competitive environment in which Cable ONE operates.

Providers of broadband Internet access services are subject to many of the same U.S. Federal and state privacy laws that apply to other providers of electronic communications, such as cable companies and telephone companies, including the U.S. Federal Electronic Communications Privacy Act, which addresses interceptions of electronic communications that are in transit; the Stored Communications Act, which addresses acquisitions of electronic data in storage; and the Communications Assistance for Law Enforcement Act (CALEA), which requires providers to make their services and facilities accessible to law enforcement for purposes of surveillance. Various U.S. Federal and state laws also apply to Cable ONE and to others whose services are accessible through Cable ONE’s broadband Internet access service. These laws include copyright laws, prohibitions on obscenity and requirements governing unsolicited commercial email.

Voice Services

Voice Over Internet Protocol (VoIP).  Cable companies, including Cable ONE and others, offer voice service using VoIP technology, which permits users to make voice calls over broadband communications networks, including the Internet. U.S. Federal law preempts state and local regulatory barriers to the offering of voice service by cable companies and others, and the FCC and U.S. Federal courts generally have preempted state laws that seek to regulate or classify VoIP.

The FCC has held that VoIP services are IP-enabled services, which are interstate in nature and thus subject exclusively to the FCC’s U.S. Federal jurisdiction. This decision was upheld on appeal, although the FCC has an ongoing proceeding to consider whether VoIP services provided by cable companies and others are properly classified as an “information service,” “telecommunications service” or some other new category of service. This determination, once made, could have numerous regulatory implications for cable companies that provide VoIP services, including Cable ONE. Although the FCC has yet to ascribe a regulatory definition to VoIP services, the FCC nevertheless has imposed a number of obligations on some types of VoIP providers known as interconnected VoIP service providers, some of which are discussed more fully below. In 2011, the FCC implemented a statutory provision that Congress adopted and imposed a smaller subset of requirements, principally registration and contribution obligations for contributions to the Interstate Telecommunications Relay Services Fund, on non-interconnected VoIP providers. In the absence of a definitive FCC decision regarding the regulatory classification of interconnected VoIP services, several states, including several in Cable ONE’s service territory, also have attempted—and are expected to continue to attempt—to regulate VoIP services like traditional telephony service and impose certain fees and taxes on the provision of VoIP services. While Cable ONE and other VoIP service providers are actively challenging state attempts to regulate and classify VoIP services, these state actions could have an adverse effect on Cable ONE’s business by increasing its costs to provide VoIP services. Legislation from time to time has been introduced in Congress to address the classification and regulatory obligations of VoIP providers. The prospects for passage of any such legislation are uncertain.

Emergency 911 Services.  The FCC has ruled that an interconnected VoIP service provider that enables its customers to make calls to and from persons who use the public switched telephone network must provide its customers with the same enhanced 911 (E911) features that traditional telephone and wireless companies are obligated to provide. This requirement was upheld on appeal. The FCC is currently assessing whether additional rules related to the provision of E911 services by interconnected VoIP service providers should be adopted.

CALEA.  FCC regulations require providers of interconnected VoIP service to comply with the requirements of CALEA, which requires covered entities and their equipment suppliers to deploy equipment that law enforcement officials can access readily for lawful wiretap purposes.

Universal Service.  The FCC has determined that interconnected VoIP service providers must contribute to the U.S. Federal Universal Service Fund (USF). The amount of a company’s USF contribution is based on a percentage of revenues earned from end-user interstate and international interconnected VoIP services. Cable ONE is permitted to recover these contributions from its customers. This percentage changes from time to time and generally has been increasing, prompting Congress and the FCC to consider ways in which the USF and the payment obligations of fund contributors should be reformed. In 2011, the FCC adopted an order and new rules intended to transition the USF so that it supports the build out of broadband, rather than telecommunications facilities. The order principally addressed the manner in which universal service funds will be distributed to network operators for broadband build out, but the FCC is expected to initiate a proceeding shortly that focuses on reforming the nature and manner in which entities should contribute to the USF and at what levels. Cable ONE cannot predict whether and how such reform will occur and the extent to which it may affect providers of VoIP services, including Cable ONE and its competitors. The FCC’s 2011 universal service reform order is subject to both reconsideration requests and appeals, and Cable ONE cannot predict the outcome of those actions. In November 2010, the FCC determined that states may impose state USF fees on interconnected VoIP service providers subject to certain limitations and requirements. State USF contributions are based on a percentage of revenues earned from end-user intrastate interconnected VoIP services, and Cable ONE is typically permitted to recover these contributions from its customers. Cable ONE cannot predict whether or how the imposition of such state-based universal service fees will affect its operations and business.

Intercarrier Compensation.   The order and new rules adopted by the FCC in 2011 in connection with universal service reform also addressed intercarrier compensation and specified that “VoIP-PSTN traffic,” that is, traffic exchanged over public switched telephone network facilities that originates and/or terminates in IP format, which includes interconnected

VoIP traffic, is subject to intercarrier compensation obligations either on the basis of specified default charges or through negotiated rates. The FCC’s order is the subject of both reconsideration requests and appeals, and Cable ONE cannot predict the outcome of these actions. Future FCC determinations regarding the rates, terms and conditions for transporting and terminating such traffic can have a profound and material effect on the profitability of providing voice and Internet services. It is not possible to predict what actions the FCC might take in this area or the effect that they will have on Cable ONE.

Customer Proprietary Network Information (CPNI).  In 2007, the FCC adopted rules expanding the protection of CPNI and extending CPNI protection requirements to providers of interconnected VoIP service. CPNI is information about the quantity, technical configuration, type, location and amount of a voice customer’s use. These requirements generally have increased the cost of providing interconnected VoIP service, as providers now must implement various safeguards to protect CPNI from unauthorized disclosure.

Access for Persons With Disabilities.  FCC regulations require providers of interconnected VoIP services to comply with all disability access requirements that apply to telecommunications carriers, including the provision of telecommunications relay services for persons with speech or hearing impairments. Cable ONE and other interconnected VoIP service providers must also contribute to the interstate Telecommunications Relay Service fund to support such access. These requirements generally have had the effect of increasing the cost of providing VoIP services.

Service Discontinuance Obligations.  In 2009, the FCC adopted rules subjecting providers of interconnected VoIP services to the same service discontinuance requirements applicable to providers of wireline telecommunication services. These requirements typically apply when a service provider exits a region or eliminates services. Along with other FCC actions described in this section, which impose legacy telecom obligations on interconnected VoIP providers, this development will subject the Company’s interconnected VoIP services to greater regulation and thus greater burdens and costs.

Regulatory Fees.  The FCC requires interconnected VoIP service providers to contribute to shared costs of FCC regulation through an annual regulatory fee assessment. These fees have increased Cable ONE’s cost of providing VoIP services.

Local Number Portability.  Providers of interconnected VoIP services and their “numbering partners” must ensure that their subscribers have the ability to port their telephone numbers when changing service providers, and local exchange carriers and commercial mobile radio service providers must port numbers that they control to an interconnected VoIP service provider upon a valid port request. Cable ONE, along with other providers of interconnected VoIP service, must contribute funds to cover the shared costs of local number portability and the costs of North American Numbering Plan Administration. The FCC currently is considering whether additional numbering requirements, such as allowing consumers access to abbreviated dialing codes like 211 and 311, should be applied to interconnected VoIP service providers. Although consumers’ ability to port their existing telephone numbers to interconnected VoIP service has created additional opportunities for Cable ONE to gain voice customers, the local number portability and associated rules overall have had the effect of increasing the cost of providing VoIP service.

Newspaper Publishing

The Company’s newspaper publishing operations include results for its flagship newspaper and Internet site, The Washington Post, The Slate Group and a number of additional newspapers and websites.

The Washington Post

WP Company LLC (WP Company), a subsidiary of the Company, publishes The Washington Post (the  Post), which is a morning daily and Sunday newspaper primarily distributed by home delivery in the Washington, DC, metropolitan area, including large portions of Maryland and northern Virginia. The Post’s two primary sources of revenue are advertising and subscription fees, which accounted for 63% and 34% of its total revenue in 2011, respectively. Advertising revenue is derived from the sale of display and classified advertisements, as well as the insertion and other distribution of preprinted advertisements.

The following table shows the average paid daily (including Saturday) and Sunday circulation of the Post  for the 52-week period ended September 27, 2009, and the 53-week period ended October 3, 2010, as reported by the Audit Bureau of

Circulations (ABC) and as estimated by the Post  for the 52-week period ended October 2, 2011, for which period ABC had not completed its audit as of the date of this report, from the semiannual publisher’s statements submitted to ABC for the 26-week period ended April 3, 2011, and the 26-week period ended October 2, 2011:

	Average Paid
	Circulation
	Daily	Sunday
2009	615,353	845,588
2010	556,676	780,849
2011	524,078	739,202

The Post’s  primary circulation territory accounts for more than 90% of its daily and Sunday circulation and consists of Washington, DC, and communities generally within a 50-mile radius from the city, but excluding Baltimore City and its northern and eastern suburbs. The current newsstand price in this area is $1.00 for the daily newspaper after a $0.25 increase effective January 16, 2012, and $2.00 for the Sunday newspaper. The rate charged for each four-week period for home-delivered copies of the daily and Sunday newspaper was raised to $25.40 effective January 16, 2012, from $23.48, which was effective on March 14, 2011. The rate charged for Sunday-only home delivery has been $7.40 for each four-week period since January 18, 2010. Outside the primary circulation area, the current newsstand price is $1.00 for the daily newspaper and $2.50 for the Sunday newspaper. Rates for home-delivered copies of the daily and Sunday newspaper outside the primary circulation area for each four-week period are $34.00, and $10.00 for the Sunday newspaper only.

WP Company also publishes the newspaper’s Internet site, washingtonpost.com, that currently features much of the full editorial text of the Post and most of the its classified advertising, as well as original content, blogs written by Post reporters and others, interactive discussions hosted by Post reporters and outside subject experts, user-generated comments and content obtained from other sources. The Internet site also features extensive information about activities, groups and businesses in the Washington, DC, area, including arts and entertainment and news focusing on politics and on technology businesses and related policy issues.

As measured by WP Company, this site averaged more than 273.4 million page views per month and had an average of 35.7 million unique visitors per month during 2011. This site has developed a substantial audience of visitors who are outside the Washington, DC, area, and WP Company believes, based on analytical data, that approximately 89% of the unique visitors who access the site each month are in that category. WP Company provides online advertisers with a wide range of options, including the ability to advertise on select pages or page combinations or to target specific geographic areas and demographic groups. WP Company also provides content on websites specially formatted to be downloaded and displayed on web-enabled cell phones and other personal digital devices. In addition to offering regular upgrades of general news smart phone applications, WP Company also offers niche smart phone applications focusing on sports, entertainment and politics.

Recent ventures launched by WP Company include Capital Business, a weekly local business news publication that is sold for $49 per year to Post  subscribers and $69 per year to non-Post  subscribers; Washington Post Live, a conference and events business that produces live journalism events and derives revenue from sponsorships and ticket sales; The Capitol Dish, which was renamed The Capitol Deal in March 2011, an Internet site that provides time-limited reduced-price offers for restaurants, travel destinations, services and entertainment events and shares revenue generated by the offers; and Service Alley, a website that offers a directory of home service providers for consumers, including ratings and reviews, and that generates revenue through listing and couponing fees paid by the service providers. Service Alley is franchised in another national market, and WP Company is remunerated for providing technology and financial services. The  Post  began offering its iPad application on a free trial basis in November of 2010. It is anticipated that the Post  will begin charging for subscriptions in the future.

WP Company and Bloomberg News operate The Washington Post News Service with Bloomberg News, which offers a selection of content from the Post  and Bloomberg News stories to newspapers and other subscribers daily.

WP Company licenses content of The  Post  to Ongo, Inc., an online subscription-based personal news service offering content from numerous news sources, including The New York Times, USA TODAY and The Financial Times, in addition to the Post.

WP Company owns an interest in Classified Ventures, a newspaper industry company that offers online classified advertising databases for cars and apartment rentals. Washingtonpost.com  provides links to the Classified Ventures’ national car and apartment rental websites (cars.com and apartments.com).

WP Company has about 536 full-time editors, producers, reporters, photographers and videographers on its staff. WP Company draws upon the news reporting facilities of the major wire services, maintains a network of correspondents and contract writers in international news centers and maintains reporters in eight local news bureaus.

The Slate Group

The Slate Group LLC (The Slate Group) publishes Slate,  an online magazine, and additional websites. Slate features articles analyzing news, politics and contemporary culture and adds new material on a daily basis. Content is supplied by the magazine’s own editorial staff, as well as by independent contributors. The Slate Group also publishes Slate V, an online video magazine; The Root, an online magazine focused on issues of importance to African Americans and others interested in black culture, offering daily news and provocative commentary on politics and culture. The Slate Group owns an interest in E2J2 SAS, a company incorporated in France, which produces two French-language news magazine websites at slate.fr  and slateafrique.com. The Slate Group provides content, technology, and branding support. The Slate Group has about 82 full-time employees who edit and produce content, and sell advertising for its various websites.

Social Code

Social Code LLC (Social Code) is an agency specializing in paid advertising on social-media platforms that started serving clients in July 2010.

The FP Group

The FP Group publishes Foreign Policy, a bimonthly print magazine and website that features blogs and articles analyzing current events, business and policy news from around the world. In addition, FP Group hosts a number of foreign policy conferences every year.

Express Publications

Express Publications Company, LLC (Express Publications), another subsidiary of the Company, publishes Express, a weekday tabloid newspaper, which is distributed free of charge using hawkers and news boxes near Metro stations and in other locations in Washington, DC, and nearby suburbs with heavy daytime sidewalk traffic. A typical edition of Express is 48 to 60 pages and contains short news, entertainment and sports stories, as well as both classified and display advertising. Current daily circulation is approximately 180,000 copies. Express  relies primarily on wire service and syndicated content and is edited by a full-time newsroom staff of 24. Advertising sales, production and certain other services for Express are provided by WP Company. The Express newsroom also produces a website called ExpressNightOut.com, which features entertainment and lifestyle coverage of local interest.

Post–Newsweek Media

The Company’s Post–Newsweek Media, Inc. (PNM) subsidiary publishes two weekly paid-circulation, three twice-weekly paid-circulation and 14 controlled-circulation weekly community newspapers. This subsidiary’s newspapers are divided into three groups: The Gazette Newspapers, which circulate in Montgomery, Prince George’s and Frederick counties and in parts of Carroll County, MD; Southern Maryland Newspapers, which circulate in southern Prince George’s County and in Charles, St. Mary’s and Calvert counties, MD; and the Fairfax County Times, which circulates in Fairfax County, VA. During 2011, these newspapers had a combined average circulation of approximately 714,000 copies. PNM also produces military newspapers (most of which are weekly) under agreements where editorial material is supplied by local military bases, with the exception of one independent newspaper. In 2011, the eight military newspapers produced by PNM had a combined average circulation of more than 102,000 copies.

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

PNM employs approximately 123 editors, reporters and photographers. PNM also operates a commercial printing business in suburban Maryland.

The Herald

The Company owns The Daily Herald Company, publisher of The Herald in Everett, WA, about 30 miles north of Seattle. The Herald is published mornings seven days a week and is primarily distributed by home delivery in Snohomish County, WA, and online at HeraldNet.com. The Daily Herald Company also provides commercial printing services and is a regional print site for USA TODAY. The Daily Herald Company publishes The Weekly Herald (formerly The Enterprise)  a community newspaper that is home delivered in south Snohomish County; La Raza del Noroeste, a weekly Spanish-language newspaper that is distributed in Snohomish, King, Skagit and northern Pierce counties; and the Snohomish County Business Journal, a monthly publication focused on Snohomish County business news.

The Herald’s total average circulation as reported to ABC for the 12 months ending March 31, 2011, was 47,727 daily Monday through Friday, 47,082 Monday through Saturday and 49,245 Sunday. The aggregate average weekly circulation of The Weekly Herald during the 12-month period ending March 31, 2011, was 50,849 copies as reported by Verified Audit Circulation. The circulation of La Raza del Noroeste during the 12-month period ended March 31, 2011, was 21,197 copies, as reported by Verified Audit Circulation. The monthly circulation of the Snohomish County Business Journal is approximately 13,120 copies.

The Herald, The Weekly Herald, La Raza and the Snohomish County Business Journal together employ approximately 67 editors, reporters and photographers.

Greater Washington Publishing

The Company’s Greater Washington Publishing, Inc. subsidiary publishes several free-circulation advertising periodicals and websites. The periodicals are distributed in the greater Washington, DC, metropolitan area using sidewalk distribution boxes and community racks placed in free outlets targeting renters, new home buyers and seniors. Greater Washington Publishing’s periodicals are Apartment Showcase, which is published monthly and has an average circulation of about 39,000 copies; New Homes Guide, which is published six times a year and has an average circulation of about 43,500 copies; and Guide to Retirement Living Sourcebook, which is published nine times a year and has an average circulation of about 38,000 copies.

El Tiempo Latino

El Tiempo Latino LLC publishes El Tiempo Latino, a weekly Spanish-language newspaper that is distributed free of charge in northern Virginia, suburban Maryland and Washington, DC, using sidewalk news boxes and retail locations that provide space for distribution. El Tiempo Latino provides a mix of local, national and international news together with sports and community events coverage and has a current circulation of approximately 50,000 copies. Employees of the newspaper handle advertising sales and prepress production, and content is provided by a combination of wire service copy, contributions from freelance writers and photographers and stories produced by the newspaper’s own editorial staff.

Television Broadcasting

Post–Newsweek Stations, Inc. (PNS), a subsidiary of the Company, owns six television stations located in Houston, TX; Detroit, MI; Miami, FL; Orlando, FL; San Antonio, TX; and Jacksonville, FL. The following table sets forth certain information with respect to each of the Company’s television stations:

Station Location and Year Commercial Operation Commenced	National Market Ranking (a)	Primary Network Affiliation	Expiration Date of FCC License	Expiration Date of Network Agreement	Total Commercial Stations in DMA (b)
KPRC, Houston, TX, 1949	10th	NBC	Aug. 1, 2014	Dec. 31, 2016	14

WDIV, Detroit, MI, 1947	11th	NBC	Oct. 1, 2013	Dec. 31, 2016	8

WPLG, Miami, FL, 1961	16th	ABC	Feb. 1, 2013	Feb. 29, 2012 (c)	13

WKMG, Orlando, FL, 1954	19th	CBS	Feb. 1, 2013	Apr. 6, 2015	13

KSAT, San Antonio, TX, 1957	36th	ABC	Aug. 1, 2014	Feb. 29, 2012 (c)	10

WJXT, Jacksonville, FL, 1947	50th	None	Feb. 1, 2013	—	7

(a)    Source: 2011/2012 DMA Market Rankings, Nielsen Media Research, fall 2011, based on television homes in DMA (see note (b) below).

(b)    Designated Market Area (“DMA”) is a market designation of A.C. Nielsen that defines each television market exclusive of another, based on measured viewing patterns.

(c)    The Company presently is negotiating a new affiliation agreement for these stations with the ABC Television Network.

Revenue from broadcasting operations is derived primarily from the sale of advertising time to local, regional and national advertisers. In 2011, advertising revenue accounted for 90% of the total for PNS’s operations. Advertising revenue is sensitive to a number of factors, some specific to a particular station or market and others more general in nature. Some examples include a station’s audience share and market ranking; seasonal fluctuations in demand for air time; annual or biannual events, such as sporting events and political elections; and broader economic trends.

Regulation of Broadcasting and Related Matters

PNS’s television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act. The FCC assigns frequency bands for broadcast and other uses; manages broadcast licensing; regulates equipment used by stations; and adopts and implements regulations and policies that directly or indirectly affect the ownership, operations and profitability of broadcasting stations, among other things.

Each PNS television station holds an FCC license that is renewable upon application for an eight-year period.

Digital Television (DTV) and Spectrum Issues.  Each PNS station (and each full-power television station nationwide) now broadcasts only in digital format. The digital broadcast format allows transmission of HDTV programming, multiple channels of standard-definition television programming (multicasting), subchannels of programming designed for reception by mobile devices (mobile DTV) and subscription video and data services known as “ancillary and supplementary” services. PNS, along with other broadcasting companies, has been actively pursuing the use of digital spectrum to provide mobile DTV to consumers, in partnership with consumer electronics manufacturers and others.

Television stations may receive interference from a variety of sources, including interference from other broadcast stations, that is below a threshold established by the FCC. That interference could limit viewers’ ability to receive television stations’ signals. The amount of interference to stations may increase in the future because of the FCC’s decision to allow electronic devices known as “white space” devices to operate in the television frequency band on an unlicensed basis. Although a small number of challenges to the white space rules remain pending at the FCC and before a court, in January 2011, the FCC conditionally selected several entities to administer databases with information about television station service areas that will be used to avoid interference by white space devices. In addition, in December 2011, the FCC authorized the first database to begin live operations and approved the first white space device.

Pursuant to a statutory requirement, the FCC’s NB Plan was submitted to Congress in March 2010. In connection with the NB Plan, the FCC and Congress are considering reallocation of spectrum for use by wireless broadband providers, including substantial amounts of spectrum currently in the television broadcast band. One of the proposals of the NB Plan is that Congress authorize incentive auctions, whereby the government would auction spectrum relinquished by broadcast television stations in exchange for a share of the auction revenues. The FCC commenced a rulemaking proceeding in November 2010 to consider, among other things, permitting two or more stations to share a single television channel. Though not yet part of a rulemaking proceeding, the NB Plan also proposed other steps that could materially affect PNS’s operations, including a “repacking,” whereby the FCC would require certain stations to move to new channel allotments so as to free up a nationwide block of spectrum for wireless broadband use. Congress is currently considering legislation that would authorize incentive spectrum auctions and address related issues, such as repacking. Though the Company cannot predict whether the legislation will become law, implementation of the legislation could have an adverse effect on the Company. If the FCC moves forward with a repacking, it could result in PNS stations having smaller service areas and/or receiving more interference than they do today. Stations moving to new channels also could incur significant expense. The NB Plan and legislation pending in Congress propose that stations be compensated for such expenses from spectrum auction proceeds. The Company cannot predict whether a repacking will occur or whether compensation will be provided for expenses that the PNS stations may incur. The NB Plan also suggested the imposition of spectrum usage fees, noting that legislative action may be required. The FCC has stated that dozens of rulemakings may be required to implement the NB Plan.

Carriage of Local Broadcast Signals.  The Communications Act and the FCC rules allow a commercial television broadcast station, under certain circumstances, to insist on mandatory carriage of its signal on cable systems serving the station’s market area (“must carry”). Alternatively, stations may elect, at three-year intervals, to forego must-carry rights and allow their signals to be carried by cable systems only pursuant to a “retransmission consent” agreement. For stations that elect must carry, only a single stream of video (that is, a single channel of programming), rather than a television broadcast station’s entire signal, is eligible for mandatory carriage by a cable system operator. Thus, a television station currently can obtain carriage of one or more digital multicast streams only through a retransmission consent agreement with a cable operator.

Stations that elect retransmission consent may negotiate for compensation from cable systems in exchange for the right to carry their signals. Each of PNS’s television stations is being carried on all of the major cable systems in each station’s respective local market, pursuant to retransmission consent agreements.

Commercial television stations also may elect either mandatory carriage or retransmission consent with respect to the carriage of their signals on DBS systems that choose to provide “local-into-local” service (i.e., to distribute the signals of local television stations to viewers in the local market area). In 2008, the FCC ruled that if a DBS operator carries the signal of any television station in a market in HDTV, it will be required to carry all other local stations in HDTV (rather than in a lower resolution format). Recognizing the capacity and technological constraints faced by DBS operators, the FCC established a four-year phase-in period, starting in 2009, during which DBS systems must progressively transition their local-into-local markets into compliance with this “HD carry-one, carry-all” requirement. DISH Network (DISH) and DirecTV have HDTV local station carriage in all of the PNS stations’ markets, and all PNS stations are carried in HDTV by both of these DBS operators.

As with cable, stations make DBS carriage elections between mandatory carriage and retransmission consent at three-year intervals. On or prior to October 1, 2011, the Company elected retransmission consent status for its stations with respect to major cable operators and the two DBS operators. These elections apply to the three-year period from January 1, 2012, through December 31, 2014, and the stations are carried by the major cable and DBS operators serving each of its stations’ markets pursuant to retransmission consent agreements.

In March 2011, the FCC initiated a rulemaking seeking comments on changes to the FCC’s retransmission consent rules, many of which had been proposed by cable and DBS operators, such as authorization for “interim carriage” of a broadcaster’s signal by cable and DBS operators after the broadcaster’s grant of retransmission consent has expired and limitations on the positions that broadcasters may take during negotiations. This rulemaking also sought comment on limiting or eliminating the network nonduplication and syndicated exclusivity rules. Broadcasters opposed many of the proposed rule changes on which the FCC sought comment, asserting that they would be contrary to the Communications Act and the public interest. Changes to the retransmission consent and/or network nonduplication and syndicated exclusivity rules could materially affect the PNS stations’ (and Cable ONE’s cable systems’) bargaining leverage in future retransmission consent negotiations, and the Company cannot predict the net effect that such an order would have. Congress may also pass legislation that would affect the must-carry/retransmission consent regime.

In May 2010, Congress passed the U.S. Federal Satellite Television Extension and Localism Act (STELA), which extends the statutory copyright license for satellite carriage of distant broadcast television signals through December 31, 2014. In November 2010, the FCC released four items implementing STELA. Among other things, these items eliminated the requirement that satellite carriers carry a local network-affiliated station as a precondition to carrying a significantly viewed station affiliated with the same network; amended the rules for predicting when a household will be “unserved” so that a satellite carrier may import a distant network-affiliated signal; and sought comment on ways to enable greater access to in-state television signals. These changes might result in increased DBS carriage of distant and significantly viewed signals in PNS stations’ markets, which could materially affect viewership of the PNS stations and the stations’ retransmission consent negotiations with DBS operators. These changes also could expand the DBS carriage of PNS stations in other markets.

In August 2011, the FCC released a report on possible alternatives to the designated market area system and the availability of in-state programming to viewers. Also in August 2011, the U.S. Federal Copyright Office released a report assessing possible mechanisms for eliminating the cable and satellite statutory licenses. Finally, in November 2011, the Government Accountability Office released a report on the effect that elimination of the compulsory licenses would have on the industry and viewers. All three reports were required by STELA and could be the basis for future legislative or regulatory developments on these issues. The Company cannot predict if or how the communications or copyright regimes may change, nor can the Company predict the net effect that changes to these regimes would have on the Company’s cable and broadcast operations, or on the Company overall.

Ownership Limits.  The Communications Act and the FCC’s rules limit the number and types of media outlets in which a single person or entity may have an attributable interest. Among other restrictions, the FCC’s local television ownership rule (also referred to as the “duopoly rule”) generally prohibits one company from owning two television stations in the same market unless there would remain at least eight independently owned full-power television stations in that market (including noncommercial stations and counting co-owned stations as one), and at least one of the commonly owned stations is not among the top-four-ranked television stations in that market. In addition, by statute, a single person or entity may have an attributable interest in an unlimited number of television stations nationwide, as long as the aggregate audience reach of such stations does not exceed 39% of nationwide television households and as long as the interest complies with the FCC’s other ownership restrictions.

The FCC also restricts so-called “cross-ownership” of newspapers and broadcast stations within a market. In its 2008 ownership rules review order, the FCC liberalized its daily newspaper/broadcast cross-ownership rule to presumptively allow newspaper/broadcast combinations in the 20 largest markets, subject to several fairly rigorous economic hardship and public interest criteria.

A number of media companies and public interest groups challenged the FCC’s modification of the daily newspaper/broadcast cross-ownership rule and its retention of the other ownership rules. In July 2011, a court rejected a challenge to the FCC's retention of the local television ownership rule, but remanded the FCC's relaxation of the newspaper/broadcast rule back to the FCC for its failure to comply with statutory notice requirements. Media parties have sought U.S. Supreme Court review of the court’s decision.

Even as the judicial review process continues, the FCC has commenced another rulemaking proceeding regarding the media ownership rules. The Communications Act requires the FCC to review its ownership rules periodically and to repeal or modify any rule that it determines is no longer in the public interest. In December 2011, the FCC issued a notice of proposed rulemaking, proposing to retain the local television ownership rule, seeking comment on a possible waiver standard for smaller markets and proposing a modest relaxation of the newspaper/broadcast rule (similar to the rule that the FCC adopted during the last ownership review that was rejected in court). The notice also addresses the FCC’s radio ownership and radio/television cross-ownership rules, and it asks about shared services agreements and local news agreements, including whether such arrangements should be attributable for purposes of the ownership rules. The proceeding is pending, and it is not possible to predict its outcome, but changes to the FCC’s ownership rules could affect PNS’s operations.

Programming.  Five of PNS’s six stations are affiliated with one or more of the national television networks, which provide a substantial amount of programming to their television station affiliates. The expiration dates of these affiliation agreements are set forth at the beginning of the Television Broadcasting section. The ABC network affiliation agreements for WPLG and KSAT expire on February 29, 2012. The Company is negotiating the terms of a new agreement with the ABC network. Based on recent experience, PNS expects the existing arrangement to be extended until a final agreement is reached. PNS’s Jacksonville station, WJXT, has operated as an independent station since 2002. In addition, each of the Company’s stations receives programming from syndicators and other third-party programming providers. PNS’s performance depends, in part, on the quality and availability of third-party programming, and any substantial decline in the quality or availability of this programming could materially affect PNS’s operations.

Public Interest Obligations.  To satisfy FCC requirements, stations generally are expected to air a specified number of hours of programming intended to serve the educational and informational needs of children and to complete reports on a quarterly basis concerning children’s programming. In addition, the FCC requires stations to limit the amount of advertising that appears during certain children’s programs. In October 2009, the FCC initiated a proceeding to consider changes to its children’s programming rules in light of technological developments and changes in the video marketplace, but no specific changes to the children’s programming requirements have yet been adopted.

In November 2011, the FCC started a proceeding to seek comment on proposals that would require television broadcasters to make standardized disclosures regarding the programs they air and certain other matters. And, in October 2011, the FCC proposed a rule that would require television stations to submit most of their public inspection files to the FCC electronically, for hosting on the FCC’s website. The FCC also has sought comment on requiring additional categories of documents to be included in the public file, including joint operating agreements and sponsorship identification information. These proceedings are pending, and it is not possible to predict their outcome, but changes to these rules could affect PNS’s operations and regulatory compliance costs.

In a separate “localism” proceeding that was opened in late 2007, the FCC received comments on whether to adopt additional proposals, including license renewal guidelines that would establish minimum amounts of locally-oriented programming, require broadcasters to establish permanent community advisory boards and require stations to locate their main studios in their communities of license. The localism proceeding remains pending at the FCC. It is not possible to predict what, if any, effect adoption of the proposed new obligations would have on PNS’s operations, but a substantial increase in programming obligations could adversely affect PNS.

The FCC has other regulations and policies to ensure that broadcast licensees operate in the public interest, including rules requiring the closed-captioning of programming to assist television viewing by the hearing impaired and the equal employment opportunities rule requiring station licensees to provide equal opportunity in employment to all qualified job applicants and prohibiting discrimination against any person by broadcast stations based on race, color, religion, national origin or gender. In addition, pursuant to the U.S. Federal Twenty-First Century Communications and Video Accessibility

Act (CVAA), the FCC has adopted video description rules to assist television viewing by the visually impaired. Thus, (1) television stations affiliated with one of the four highest ranking television networks in the top 25 markets must provide 50 hours per calendar quarter of audio description of key visual elements in programming aired during prime time or children’s programming and (2) television stations affiliated with any television network must pass through video descriptions when the network provides them. Compliance with the new rules is required by July 1, 2012, and could impose additional costs on the PNS stations that could affect PNS’s operations. Also under CVAA, the FCC has commenced a proceeding to adopt rules requiring closed-captioning for certain video programming delivered over the Internet. The FCC also has issued rules designed to maintain a consistent loudness between programming and commercial advertisements, which will become effective in December 2012. Compliance with new rules on captioning programming delivered over the Internet and on commercial loudness could impose additional costs on the PNS stations that could affect PNS’s operations.

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

In 2009, the U.S. Supreme Court issued a decision, Fox Television Stations, Inc. v.  FCC, in which it reversed a decision by the U.S. Court of Appeals for the Second Circuit. The Second Circuit decision had held that the FCC violated its procedural obligations when it found that certain television stations’ broadcast of so-called “fleeting expletives” was indecent. Following the U.S. Supreme Court’s reversal and remand of the decision, the Second Circuit invalidated the FCC’s indecency policy on another basis, finding that the FCC’s policy was unconstitutionally vague. Following that decision, in ABC, Inc. v.  FCC,  the Second Circuit vacated a monetary forfeiture issued by the FCC against 52 television stations affiliated with the ABC network (including PNS station KSAT), based on the broadcast of an allegedly indecent scene in an episode of NYPD Blue. The Second Circuit found that there was “no significant distinction” between the FCC policy that it found unconstitutional in its second Fox decision and the policy that the FCC applied with respect to NYPD Blue.  Accordingly, the U.S. Supreme Court held the forfeiture against KSAT invalid. The FCC asked the U.S. Supreme Court to review both the Fox and ABC cases, and the U.S. Supreme Court held oral argument on the combined cases in January 2012. If the FCC’s indecency policy is upheld, this could result in additional costs imposed on PNS’s stations and additional regulatory risks.

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

Other Activities

Avenue100 Media Solutions Inc.

Avenue100 Media Solutions Inc. (Avenue100) is a digital marketing company headquartered in Woburn, MA, that sources leads for academic institutions and recruiting organizations. Avenue100 operates as an independent subsidiary of the Company.

Bowater Mersey Paper Company

The Company owns 49% of the common stock of Bowater Mersey Paper Company Limited (Bowater Mersey), the majority interest of which is held by a subsidiary of AbitibiBowater, Inc. Bowater Mersey is engaged in the manufacture and sale of newsprint and lumber, as well as the production of electricity in Nova Scotia, Canada.

WaPo Labs

WaPo Labs is an innovative digital team focusing on experimenting with emerging technologies. In addition to working closely with the Company’s news websites, the team created and launched two new products in 2011, Washington Post Social Reader (Social Reader) and Trove. Social Reader is a news application on Facebook that enables users to share what they are reading and see what their friends are reading. Social Reader aggregates content from the Post, Slate, Foreign Policy, Express, the Root and more than 20 other content partners to create a socially powered newswire of articles. Launched in September 2011, over 15 million people have downloaded Social Reader in just over five months. Trove  is a personalized news site and is the technology powering Social Reader. Trove  aggregates news from more than 10,000 sources across the web and allows users to customize channels based on their interests.

Production and Raw Materials

The Post and El Tiempo Latino are produced at the printing plant of WP Company in Fairfax County, VA. The Herald, The Weekly Herald, the SCBJ and La Raza del Noroeste are produced at The Daily Herald Company’s plant in Everett, WA.  The Gazette Newspapers, Southern Maryland Newspapers, Express  and the Fairfax County Times are printed at the commercial printing facilities owned by PNM. Six military papers, one free weekly and one paid weekly from Southern Maryland are printed at Chesapeake Publishing in Easton, MD. Greater Washington Publishing’s periodicals are produced by independent contract printers.

In 2011, the Post and El Tiempo Latino consumed about 69,000 short tons of newsprint in WP Company’s printing plant in Fairfax County, VA. Such newsprint was purchased from a number of suppliers, including AbitibiBowater, Inc., which supplied approximately 41% of the 2011 newsprint requirements for these newspapers.

While the price of newsprint has been volatile historically, it has been steady since August of 2010. According to The RISI East Coast Newsprint Price Index, which provides monthly single-price estimates based on marketplace surveys of both buyers and sellers, 27.7 lb. newsprint (the kind of newsprint used by the Post and most of the newspapers published by PNM) has been at $617 per short ton since August 2010. The RISI Index prices do not necessarily correspond with the prices actually paid for newsprint by the Company’s subsidiaries, because of quantity discounts and other factors. The Company believes that adequate supplies of newsprint are available to the Post and the other newspapers published by the Company’s subsidiaries through contracts with various suppliers. More than 70% of the newsprint consumed by WP Company’s printing plant includes recycled content.

Competition

Kaplan’s businesses operate in fragmented and competitive markets. KHE competes with both facilities-based and other distance-learning providers of similar educational services, including not-for-profit colleges and universities and for-profit businesses. PACE competes in each of its professional lines with other companies that provide preparation for exams required for professional licenses, certifications and designations. KTP competes with a variety of regional and national test preparation businesses, with individual tutors and with in-school preparation for standardized tests. Overseas, each of Kaplan’s businesses competes with other for-profit companies and, in certain instances, with government supported schools and institutions that provide similar training and educational programs. Students choose among providers based on program offerings, convenience, quality of instruction, reputation, placement rates, student services and cost.

Cable television systems operate in a highly competitive environment. In addition to competing with over-the-air reception, cable television systems face competition from various other forms of video program delivery systems, including DBS services, telephone companies and the Internet. Certain of the Company’s cable television systems have also been partially or substantially overbuilt, using conventional cable system technology, by various small to mid-sized independent telephone companies that typically offer Internet and telephone service as well as basic cable service. Local telephone companies compete with cable television systems in the delivery of high-speed Internet access by providing DSL service. In addition, on their own or via strategic partnerships with DBS operators that permit telephone companies to package the video programming services of DBS operators with telephone companies own DSL service, some telephone companies are competing with the video programming and Internet services being offered by existing cable television systems.

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

The Post competes in the Washington, DC, metropolitan area with The Washington Times, a newspaper that has published weekday editions since 1982. The Post  also encounters competition for advertising revenue and circulation in varying degrees from other newspapers and specialized publications distributed in the Post’s circulation area (including newspapers published in suburban and outlying areas and nationally circulated newspapers), and from websites, television, radio, magazines and other advertising media, including direct-mail advertising. Express  similarly competes with various other advertising media in its service area, including both daily and weekly free-distribution newspapers. The Post competes for readers and advertisers based on the quality of its journalism, the demographics and size of its subscriber base, advertising results, rates and customer service.

Washingtonpost.com  and the websites produced by The Slate Group face competition from many Internet sites that provide news and information, sites that cover niche content, sites that aggregate content from different sources and sites where users generate content. The Company’s websites compete for advertising revenue with these types of websites, as well as with a wide variety of other print publications, online services and social networking sites, plus other forms of advertising. Display advertising is a key source of revenue for Company websites. With advertising inventory continuing to increase and advertising networks becoming more prevalent, the online display advertising marketplace is experiencing some pricing pressures, and the Company’s websites are not immune to this trend. The Post’s  website also relies on classified advertising as a key revenue source. Classified advertising has become a crowded field online, with a number of national and local competitors, often with a vertical focus. For example, Carmax.com  and AutoTrader.com  aggregate national car listings; Realtor.com  and Zillow.com  aggregate national real estate listings; Monster.com  and CareerBuilder.com  aggregate employment listings. All of these vertical-niche sites can be searched locally. Finally, several services challenge established business models. Some nationally managed sites, such as Yelp and OpenTable, also offer local information and services. Major search engines have also sought to capitalize on access to information about local markets, sometimes in direct competition with services provided by the Post. For example, Google and Yahoo! have launched local services that offer directory information for local markets with enhanced functionality, such as mapping and links to reviews and other information. Daily deal sites have also emerged to compete with traditional forms of local and increasingly national advertising. In addition, other forms of digital distribution, such as smart phones, tablets and e-readers, are also competitive with Company news sites.

The Company’s other print products compete with a variety of newspapers, including regional and national publications, as well as with a wide variety of other media outlets, including the Internet, radio, magazines and television (including over-the-air reception, cable, DBS and Internet) for readers and advertising revenue.

PNS competes for audiences and advertising revenues with television and radio stations, cable television systems and video services offered by telephone companies serving the same or nearby areas; with DBS services; and, to a lesser degree, with other media, such as newspapers and magazines. Cable television systems operate in substantially all of the areas served by the Company’s television stations, where they compete for television viewers by importing out-of-market television signals; by distributing pay-cable, advertiser-supported and other programming that is originated for cable systems; and by offering movies and other programming on a pay-per-view basis. In addition, DBS services provide nationwide distribution of television programming, including pay-per-view programming and programming packages unique to DBS, using digital transmission technologies. The Company’s television stations may also become subject to increased competition from low-power television stations, wireless cable services and satellite master antenna systems, which can carry pay-cable and similar program material. In addition, movies and television programming are available free of charge on the websites of the major TV networks, as well as on the advertising-supported website Hulu.

Executive Officers

The executive officers of the Company, each of whom is elected annually by the Board of Directors, are as follows:

Donald E. Graham, age 66, has been Chairman of the Board of the Company since September 1993 and Chief Executive Officer of the Company since May 1991. Mr. Graham served as President of the Company from May 1991 until September 1993 and prior to that had been a Vice President of the Company for more than five years. Mr. Graham also served as Publisher of the Post from 1979 until September 2000 and as Chairman of the Post from September 2000 to February 2008.

Veronica Dillon, age 62, became Senior Vice President of the Company in June 2008 and the Vice President, General Counsel and Secretary of the Company in January 2007. Ms. Dillon began her career with the Company in January 1991 as corporate counsel at Kaplan, Inc. She was subsequently named General Counsel at Kaplan in June 1995 and then served as Kaplan’s Chief Administrative Officer beginning in December 2003.

Boisfeuillet Jones, Jr., age 65, became Vice Chairman of the Company and Chairman of the Post in February 2008. Mr. Jones joined the Post in 1980 as Vice President and counsel. In 1995, he became President and General Manager and was named Associate Publisher in January 2000. In September 2000, he succeeded Donald Graham as Publisher and Chief Executive Officer of the Post  and held both positions until February 2008. Mr. Jones left the Company on December 31, 2011.

Hal S. Jones, age 59, became Senior Vice President–Finance of the Company in November 2008 and Chief Financial Officer of the Company in January 2009. He had most recently been Chief Executive Officer of Kaplan Professional, responsible for Kaplan’s professional businesses in financial services, real estate, technology and engineering in the U.S. and the U.K. Mr. Jones has spent 21 years at the Company and Kaplan, serving in a variety of senior management positions with a focus on finance, auditing and accounting.

Ann L. McDaniel, age 56, became Senior Vice President–Human Resources of the Company in June 2008 and was formerly Vice President–Human Resources of the Company since September 2001. She served as Managing Director of Newsweek, Inc., from January 2008 until the sale of Newsweek  magazine in September 2010. Ms. McDaniel had previously served as Senior Director of Human Resources of the Company since January 2001 and before that held various editorial positions at Newsweek.

Gerald M. Rosberg, age 65, became Senior Vice President–Planning and Development of the Company in June 2008 and was formerly Vice President–Planning and Development of the Company since February 1999. He had previously served as Vice President–Affiliates at the Post, a position he assumed in November 1997. Mr. Rosberg joined the Company in January 1996 as the Post’s Director of Affiliate Relations.

Wallace R. Cooney, age 49, became Vice President–Finance and Chief Accounting Officer of the Company in June 2008. Mr. Cooney joined the Company in 2001 as Controller and prior to that had been with Gannett Co., Inc. and Price Waterhouse LLP.

Employees

The Company and its subsidiaries employ approximately 18,000 people on a full-time basis.

Worldwide, Kaplan employs approximately 12,000 people on a full-time basis. Kaplan also employs substantial numbers of part-time employees who serve in instructional and administrative capacities. During peak seasonal periods, Kaplan’s part-time workforce exceeds 17,500 employees. In Canada, 51 Kaplan employees are represented by a union.

Cable ONE has approximately 2,298 full-time employees, none of whom is represented by a union.

WP Company has approximately 1,911 full-time employees. About 1,016 of WP Company’s full-time employees and about 266 part-time employees are represented by one of five unions. Collective-bargaining agreements are currently in effect with locals of the following unions covering the full-time and part-time employees and expiring on the dates indicated: 862 editorial, newsroom and commercial department employees, represented by the Communications Workers of America (July 26, 2013); 28 machinists, represented by the International Association of Machinists (January 11, 2014); 10 photoengravers-platemakers, represented by the Graphic Communications Conference of the International Brotherhood of Teamsters (February 5, 2015); 28 paper handlers and general workers represented by the Graphic Communications Conference of the International Brotherhood of Teamsters (November 15, 2013); and 15 electricians, represented by the International Brotherhood of Electrical Workers (March 12, 2012). The agreement covering 322 mailroom workers represented by the Communications Workers of America expired on May 18, 2003; the parties reached a Comprehensive Tentative Agreement that was subject to ratification on December 16, 2009. WP Company has twice failed to ratify the Comprehensive Tentative Agreement. The agreement covering 17 engineers, carpenters and painters represented by the International Union of Operating Engineers expired on April 12, 2008; negotiations have yet to produce a successor agreement.

Of the approximately 186 full-time and 71 part-time employees at The Daily Herald Company, about 51 full-time and 15 part-time employees are represented by one of three unions. The Hearld’s collective-bargaining agreement with the

Graphic Communications Conference of the International Brotherhood of Teamsters, which represents press operators, expires on July 26, 2012; its agreement with The Newspaper Guild—Communications Workers of America, which represents printers and mailers, expired on October 31, 2012; and its agreement with the International Brotherhood of Teamsters, which represents bundle haulers, has been extended through December 31, 2013.

PNS has approximately 870 full-time employees, of whom about 134 are union-represented. Of the seven collective bargaining agreements covering union-represented employees, five have expired and are being renegotiated. One collective bargaining agreement will expire in 2012.

PNM has approximately 352 full-time and 145 part-time employees. The Company has approximately 115 full-time employees. Each of the following − The Slate Group, FP Group, Social Code, Avenue100, Robinson Terminal Warehouse Corporation, Greater Washington Publishing, Inc., Express Publications Company, LLC and El Tiempo Latino LLC − employs fewer than 100 persons. None of these units’ employees is represented by a union.

Forward-Looking Statements

All public statements made by the Company and its representatives that are not statements of historical fact, including certain statements in this Annual Report on Form 10-K and elsewhere in the Company’s 2011 Annual Report to Stockholders, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include comments about the Company’s business strategies and objectives, the prospects for growth in the Company’s various business operations and the Company’s future financial performance. As with any projection or forecast, forward-looking statements are subject to various risks and uncertainties, including the risks and uncertainties described in Item 1A of this Annual Report on Form 10-K, that could cause actual results or events to differ materially from those anticipated in such statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by or on behalf of the Company. The Company assumes no obligation to update any forward- looking statement after the date on which such statement is made, even if new information subsequently becomes available.

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

To maintain Title IV eligibility, each group of schools combined into an OPEID unit must comply with the extensive statutory and regulatory requirements of the Higher Education Act and other laws relating to its financial aid management, educational programs, financial strength, facilities, recruiting practices and various other matters. Failure to comply with these requirements could result in the loss or limitation of the eligibility of one or more of the KHE schools to participate in Title IV programs, a requirement to pay fines or to repay Title IV program funds, a denial or refusal by the DOE to consider a school’s application for renewal of its certification to participate in the Title IV programs or for approval to add a new campus or education program, civil or criminal penalties or other sanctions. No assurance can be given that the Kaplan schools and programs currently participating in Title IV programs will maintain their Title IV eligibility, accreditation and state authorization in the future or that the DOE might not successfully assert that one or more of such schools or programs have previously failed to comply with Title IV requirements. The loss of Title IV eligibility by either (1) the single OPEID unit that includes Kaplan University or (2) a combination of other OPEID units would have a material adverse effect on Kaplan’s operating results.

•      Program Reviews, Audits, Investigations and Other Reviews of KHE Schools Could Result in Findings of Failure to Comply With Statutory and Regulatory Requirements

KHE schools are subject to program reviews, audits, investigations and other compliance reviews conducted by various regulatory agencies and auditors, including, among others, the DOE, the DOE’s Office of the Inspector General, accrediting bodies and state and various other agencies, as well as annual audits by an independent certified public accountant of each OPEID unit’s compliance with Title IV statutory and regulatory requirements. These compliance reviews can result in findings of noncompliance with statutory and regulatory requirements that can, in turn, result in proceedings to impose fines, liabilities, civil or criminal penalties or other sanctions against the school, including loss or limitation of its eligibility to participate in Title IV programs. Certain KHE schools are the subject of ongoing compliance reviews and lawsuits related to their compliance with statutory and regulatory requirements and may be subject to future compliance reviews.

KHE schools also may be subject to complaints and lawsuits by present or former students or employees or other persons related to compliance with statutory, common law and regulatory requirements that, if successful, could result in monetary liabilities or fines or other sanctions.

•      Reductions in the Amount of Funds Available to Students, Including under Title IV Programs, in KHE Schools, Changes in the Terms on Which Such Funds Are Made Available or Loss or Limitation of Eligibility to Receive Such Funds

During the Company’s 2011 fiscal year, funds provided under the student financial aid programs created under Title IV accounted for approximately $1,110 million of the revenues of the schools in KHE. Any legislative, regulatory or other development that has the effect of materially reducing the amount of Title IV financial assistance or other funds available to the students of those schools would have a material adverse effect on Kaplan’s business and operations. In addition, any development that has the effect of making the terms on which Title IV financial assistance or other funds are available to students of those schools materially less attractive could have a material adverse effect on Kaplan’s business and operations.

•      Recent Regulatory Changes Could Have a Material Adverse Effect on Kaplan’s Business and Operations

New regulations went into effect on July 1, 2011, relating to various “program integrity” topics. The topics covered in the new regulations include, but are not limited to, the following:

•    Revisions to the incentive compensation rule (see separate risk factor discussed below);

•    Expansion of the notice and approval requirements for adding new academic programs and new reporting and disclosure requirements for academic programs;

•    Revision and expansion of the types of activities that are deemed a “substantial misrepresentation” and the ability of the DOE to enforce the provisions;

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

•    Satisfactory academic progress;

•    Retaking coursework;

•    Return of Title IV funds; and

•    Disbursements of Title IV funds.

The implementation of these new regulations required Kaplan to change its practices to comply with these requirements and has increased its administrative costs. The changes to its practices or its inability to comply with the final regulations could have a material adverse effect on Kaplan’s business and results of operations.

•      Compliance With Recently Adopted Regulations Regarding Incentive Compensation Can Make It Difficult for Kaplan to Attract Students and Retain Qualified Personnel

Under the incentive compensation rule, an institution participating in the Title IV programs may not provide any commission, bonus or other incentive payment to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV funds if such payment is based directly or indirectly on success in securing enrollments or financial aid. On July 1, 2011, new regulations went into effect that amended the incentive compensation rule by reducing the scope of permissible payments under the rule and expanding the scope of payments and employees subject to the rule. The Company cannot predict how the DOE will interpret and enforce the revised incentive compensation rule or the full effect the new rule will have on the results of KHE. KHE modified some of its compensation practices as a result of the revisions to the incentive compensation rule. These changes to compensation arrangements can make it difficult to attract students and to provide adequate incentives to promote superior job performance and retain qualified personnel, and could have a material adverse effect on Kaplan’s business and results of operations.

•      New DOE Rule Regarding Gainful Employment Resulted in Regulatory Changes That Could Have a Material Adverse Effect on Kaplan’s Business and Operations

In June 2011, the DOE issued final regulations that tie an education program’s Title IV eligibility to whether the program leads to gainful employment. The regulations define an education program that leads to gainful employment as one that complies with the following gainful employment metrics as calculated under the complex formulas prescribed in the regulations:  (1) the average annual loan payment for program graduates is 12% or less of annual earnings; (2) the average annual loan payment for program graduates is 30% or less of discretionary income (generally defined as annual earnings above 150% of the U.S. Federal poverty level); and (3) the U.S. Federal loan repayment rate must be at least 35% for loans owed by students for attendance in the program regardless of whether they graduated.

If a program fails all three of the gainful employment metrics in a single U.S. Federal fiscal year, the DOE requires the institution, among other things, to disclose to current and prospective students the amount by which the program under-performed the metrics and the institution’s plan for program improvement, and to establish a three-day waiting period before students can enroll. Should a program fail to achieve the metrics twice within three years, the Department requires the institution, among other things, to disclose to current and prospective students that they should expect to have difficulty repaying their student loans; that the program is at risk of losing eligibility to receive U.S. Federal financial aid; and that transfer options exist (including providing resources to students to research other educational options and compare program costs). Should a program fail three times within a four-year period, the DOE would terminate the program’s eligibility for U.S. Federal student aid, and the institution would not be able to reestablish the program’s eligibility for at least three years, although the program could continue to operate without student aid. The final rule is scheduled to go into effect on July 1, 2012. However, the first final debt measures will not be released until 2013, and a program cannot lose eligibility until 2015.

The continuing eligibility of Kaplan’s education programs for Title IV funding may be affected by factors beyond its control, such as changes in the actual or deemed income level of Kaplan graduates, changes in student borrowing levels, increases in interest rates, changes in the U.S. Federal poverty income level relevant for calculating the discretionary income test, changes in the percentage of former students who are current in repayment of their student loans and other factors.  To the extent any of these events occur, Kaplan may need to eliminate or limit enrollments in certain educational programs at some or all of its schools in order to comply with the new regulations, which could have a material adverse effect on its business and operations.

•      Congressional Examination of For-Profit Education Could Lead to Legislation or Other Governmental Action That May Materially and Adversely Affect Kaplan’s Business

Throughout 2010 and 2011, there was increased attention by Congress on the role that for-profit educational institutions play in higher education, including their participation in Title IV programs and U.S. Department of Defense oversight of tuition assistance for military service members attending for-profit colleges. Since June 2010, the HELP Committee has held a series of hearings to examine the for-profit education sector.

At this time, the Company cannot predict the ultimate impact that the investigation may have on KHE, or the likelihood of or content of any future legislation.

Other committees of the Congress have also held hearings into, among other things, the standards and procedures of accrediting agencies, credit hours and program length and the portion of U.S. Federal student financial aid going to for-profit institutions. Several legislators have variously requested the U.S. Government Accountability Office to review and make recommendations regarding, among other things, student recruitment practices; educational quality; student outcomes; the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs; and the percentage of proprietary institutions’ revenue coming from Title IV and other U.S. Federal funding sources. This increased activity may result in legislation, further rulemaking affecting participation in Title IV programs and other governmental actions. In addition, concerns generated by congressional or other activity, or media reports, may adversely affect enrollment in for-profit educational institutions.

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

•      The Kaplan Commitment Has Materially Impacted Operating Results and Is Expected to Continue to Do So

In the fourth quarter of 2010, KHE phased in a new program, called the Kaplan Commitment. Under this program students of Kaplan University, Kaplan College and other KHE schools enroll in classes for several weeks and assess whether their educational experience meets their needs and expectations before they incur any significant financial obligation. Kaplan also conducts academic assessments to help determine whether students are likely to be successful in their chosen course of study. Students who choose to withdraw from the program during the risk-free period, and students who do not pass the academic evaluation do not have to pay for the coursework. In general, the risk-free period is approximately four weeks for diploma programs and five weeks for associate’s, bachelor’s and master’s degree programs.

    The Kaplan Commitment program, along with generally lower demand, has resulted in 37% declines in new enrollments in 2011. Kaplan estimates that without the Kaplan Commitment, this decline would have been approximately 20% in 2011. Kaplan also estimates that revenue for 2011 would have been approximately $63 million higher if the Kaplan Commitment had not been implemented. This program and related initiatives will likely continue to have a significant impact on the future operations of KHE, including student enrollment and retention, tuition revenues, operating income and cash flow. However, Kaplan is not able to estimate whether the Kaplan Commitment will cause student retention patterns to differ from historical levels. The Kaplan Commitment is expected to continue to have a material impact on Kaplan’s operating results.

•      Student Loan Defaults Could Result in Loss of Eligibility to Participate in Title IV Programs

A school may lose its eligibility to participate in Title IV programs if student defaults on the repayment of Title IV loans exceed specified rates, referred to as “cohort default rates.” The DOE calculates a cohort default rate for each of KHE’s OPEID numbers. The schools in an OPEID number whose cohort default rate exceeds 40% for any single year lose their eligibility to participate in the FFEL and Direct Loan programs effective 30 days after notification from the DOE and for at least two fiscal years, except in the event of a successful adjustment or appeal. The schools in an OPEID number whose cohort default rate equals or exceeds 25% for three consecutive years lose their Title IV eligibility to participate in FFEL, Direct Loan and U.S. Federal Pell Grant programs effective 30 days after notification from the DOE and for at least two fiscal years, except in the event of a successful adjustment or appeal. The schools in an OPEID number whose cohort default rate equals or exceeds 25% in any one of the three most recent fiscal years for which rates have been issued by the DOE may be placed on provisional certification by the DOE.

The enactment in August 2008 of HEOA (which reauthorized the Higher Education Act) changed the methodology that will be used to calculate cohort default rates for future years. Under the revised law, the period of time for which student defaults are tracked and included in the cohort default rate calculation is extended by a year, which is expected to increase the cohort default rates for most institutions. That change became effective with the calculation of institutions’ cohort default rates for the U.S. Federal fiscal year ending September 30, 2009; those rates are expected to be calculated and issued by the DOE in 2012. The DOE will not impose sanctions based on rates calculated under this new methodology until rates for three consecutive years have been calculated, which is expected to occur in 2014. Until that time, the DOE will continue to calculate rates under the old method and impose sanctions based on those rates. The revised law also increases the threshold for ending an institution’s participation in certain Title IV programs from 25% to 30% for three consecutive years, effective for three-year cohort default rates issued beginning in fiscal year 2012. The revised law changes the threshold for placement on provisional certification to 30% for two of the three most recent fiscal years for which the DOE has published official three-year cohort default rates.

The two-year cohort default rate for Kaplan University (which comprises 68.1% of KHE’s revenue) for the U.S. Federal fiscal year periods 2009, 2008 and 2007 were 17.3%, 17.2%, and 13.3%, respectively. The cohort default rates for the remaining KHE reporting units for those U.S. Federal fiscal year periods ranged from 9.8% to 23.9%, 5.8% to 25.7%, and 7.8% to 28.7%, respectively.

For the 2009 cohort year, no reporting unit had a cohort default rate of 25% or more, and none had two or more years above 25%. Two-year cohort default rates for the 2010 cohort year and three-year cohort default rates for the 2009 cohort year will be issued in final form by the DOE in September 2012. The loss of Title IV eligibility by either (1) the single OPEID unit that includes Kaplan University or (2) a combination of two or more other OPEID units would have a material adverse effect on Kaplan’s operating results.

•      Loss of Eligibility to Participate in Title IV Programs If Title IV Revenues Exceed U.S. Federally-Set Percentage

Under regulations referred to as the 90/10 rule, a KHE OPEID unit would lose its eligibility to participate in the Title IV programs for a period of at least two fiscal years if it derives more than 90% of its receipts from the Title IV programs for two consecutive fiscal years, commencing with the unit’s first fiscal year that ends after August 14, 2008. Any OPEID reporting unit with receipts from the Title IV programs exceeding 90% for a single fiscal year ending after August 14, 2008, would be placed on provisional certification and may be subject to other enforcement measures. The enactment of the U.S. Federal Ensuring Continued Access to Student Loans Act of 2008 increased student loan limits and the maximum amount of Pell Grants, which could result in an increase in the percentage of KHE’s receipts from Title IV programs. These increases, and any future increases or changes in the 90/10 calculation formula, make it more difficult for institutions to comply with the 90/10 rule. HEOA has provided temporary relief from the impact of the loan limit increases by treating as non-Title IV revenue any amounts received between July 1, 2008, and June 30, 2011, that are attributable to the increased annual loan limits. Absent relief from the loan limit increases, Kaplan University would have a 90/10 ratio of 82.4% in 2011, and the remaining KHE OPEID numbers would have 90/10 percentages ranging between 74.2% and 91.4%. The loss of Title IV eligibility by either (1) the single OPEID unit that includes Kaplan University or (2) a combination of other OPEID units would have a material adverse effect on Kaplan’s operating results.

•      Failure to Maintain Institutional Accreditation Could Lead to Loss of Ability to Participate in Title IV Programs

KHE’s online university and all of its ground campuses are institutionally accredited by one or another of a number of national and regional accreditors recognized by the DOE. Accreditation by an accrediting agency recognized by the DOE is required for an institution to become and remain eligible to participate in Title IV programs. The loss of accreditation would, among other things, render the affected Kaplan schools and programs ineligible to participate in Title IV programs and would have a material adverse effect on its business and operations.

•      Failure to Maintain Programmatic Accreditation Could Lead to Loss of Ability to Provide Certain Education Programs and Failure to Obtain Programmatic Accreditation May Lead to Declines in Enrollments in Unaccredited Programs.

Programmatic accreditation is the process through which specific programs are reviewed and approved by industry-  and program-specific accrediting entities. Although programmatic accreditation is not generally necessary for Title IV eligibility, such accreditation may be required to allow students to sit for certain licensure exams or to work in a particular profession or career.  Failure to obtain or maintain such programmatic accreditation may require schools to discontinue programs that would not provide appropriate outcomes without that accreditation or may lead to a decline in enrollment in programs due a perceived or real reduction in program value.

•      Failure to Maintain State Authorizations Could Cause Loss of Ability to Operate and to Participate in Title IV Programs in Some States

KHE’s ground campuses and online university are subject to state-level regulation and oversight by state licensing agencies, whose approval is necessary to allow an institution to operate and grant degrees or diplomas in the state. Institutions that participate in Title IV programs must be legally authorized to operate in the state in which the institution is physically located. The loss of such authorization would preclude the campuses or online university from offering postsecondary education and render students ineligible to participate in Title IV programs. Loss of authorization at those state campus locations, or, in states that require it, for Kaplan University online, could have a material adverse effect on KHE’s business and operations.

Some states have sought to assert jurisdiction over online education institutions that offer education services to residents in the state or to institutions that advertise or recruit in the state, notwithstanding the lack of a physical location in the state. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. If KHE is found not to be in compliance with an applicable state regulation and a state seeks to restrict one or more of its business activities within its boundaries, it may not be able to recruit or enroll students in that state and may have to cease providing services and advertising in that state.

New regulations went into effect on July 1, 2011, that expand the requirements for an institution to be considered legally authorized in the state in which it is physically located, for Title IV purposes. In some cases, the regulations require states to revise their current requirements and/or to license schools in order for institutions to be deemed legally authorized in those states and, in turn, to participate in the Title IV programs. If the states do not amend their requirements where necessary and if schools do not receive approvals where necessary that comply with these new requirements, then the institution could be deemed to lack the state authorization necessary to participate in the Title IV programs.

In addition, new DOE rules currently under judicial review may require institutions offering postsecondary education to students through distance education in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction, as determined by the state, to meet any state requirements for it to legally offer postsecondary distance education in that state. The regulations require an institution to document upon request by the DOE that it has the applicable state approval. As a result, some of KHE’s schools and distance education programs may be required to obtain additional or revised state authorizations. If KHE is unable to obtain the required approvals, its students in the affected schools or programs may be unable to receive Title IV funds, which could have a material adverse effect on its business and operations.

•      Failure to Correctly Calculate or Timely Return Title IV Funds for Students Who Withdraw Prior to Completing Programs Could Result in a Requirement to Post a Letter of Credit or Other Sanctions

DOE regulations require schools participating in Title IV programs to calculate correctly and return on a timely basis unearned Title IV funds disbursed to students who withdraw from a program of study prior to completion. These funds must be returned in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. Under DOE regulations, failure to make timely returns of Title IV program funds for 5% or more of students sampled in a school’s annual compliance audit in either of its two most recently completed fiscal years could result in a requirement that the school post a letter of credit in an amount equal to 25% of its prior year-returns of Title IV program funds. If unearned funds are not properly calculated and returned in a timely manner, an institution is also subject to monetary liabilities, fines or other sanctions.

•      Failure to Demonstrate Financial Responsibility Could Result in a Requirement to Submit Letters of Credit to the DOE, Loss of Eligibility to Participate in Title IV Programs or Other Sanctions

An institution participating in the Title IV programs must comply with certain measures of financial responsibility under the  Higher Education Act and under DOE regulations. Among other things, the applicable regulations require an institution to achieve a composite score of at least 1.5, as calculated under DOE regulations, based on data in annual financial statements submitted to the DOE. If an institution fails to achieve a composite score of 1.5 or fails to comply with other financial responsibility standards, the DOE may place conditions on the institution’s participation in the Title IV programs and may require the institution to submit to the DOE a letter of credit in an amount of at least 10% to 50% of the institution’s annual Title IV participation for its most recent fiscal year. The DOE has measured the compliance of KHE schools, based on the composite score of the division. If one or more of the institutions in KHE fail to meet the composite score standard or any of the other financial responsibility standards, those institutions may be required to post a letter of credit in favor of the DOE and possibly may be subject to other sanctions, including limitation or termination of their participation in Title IV programs. A requirement to post a letter of credit or the imposition of any one or more other sanctions by the DOE could have a material adverse effect on Kaplan’s results of operations.

•      Failure to Demonstrate Administrative Capability Could Result in Loss of Eligibility to Participate in Title IV Programs or Other Sanctions

DOE regulations specify extensive criteria that an institution must satisfy to establish that it has the required “administrative capability” to participate in Title IV programs. These criteria include, but are not limited to, requirements relating to the institution’s compliance with all applicable Title IV requirements; the institution’s administration of Title IV programs; the institution’s compliance with certain reporting, disclosure and record-keeping obligations; and the institution’s ability to maintain cohort default rates below prescribed thresholds. Failure to comply with these criteria could result in the loss or limitation of the eligibility of one or more of the schools in KHE to participate in the Title IV programs, a requirement to pay fines or to repay Title IV program funds, a denial or refusal by the DOE to consider a school’s application for renewal of its certification to participate in the Title IV programs, civil or criminal penalties or other sanctions. Any one or more of these actions by the DOE could have a material adverse effect on Kaplan’s results of operations.

•      Failure to Obtain Regulatory Approval of Transactions Involving a Change of Control May Result in Loss of Ability to Operate Schools or to Participate in U.S. Federal Student Financial Aid Programs.

If one or more of KHE’s schools experiences a change of control under the standards of applicable state agencies, accrediting agencies or the DOE, the schools governed by such agencies must seek the approval of the relevant agencies. Failure of any of KHE’s schools to reestablish its state authorization, accreditation or DOE certification following a change of control as defined by the applicable agency could result in a suspension of operating authority or suspension or loss of U.S. Federal student financial aid funding, which could have a material adverse effect on KHE’s student population and revenue.

•      Actions of Other Postsecondary Education Institutions and Related Media Coverage May Negatively Influence the Regulatory Environment and Kaplan’s Reputation

The HELP Committee hearings, along with other recent investigations and lawsuits, have included allegations of, among other things, deceptive trade practices, false claims against the U.S. and noncompliance with state and DOE regulations. These allegations have attracted significant adverse media coverage. Allegations against the overall student lending and postsecondary education sectors may impact general public perceptions of private-sector educational institutions, including Kaplan, in a negative manner. Adverse media coverage regarding other educational institutions or regarding Kaplan directly could damage its reputation, reduce student demand for Kaplan programs, adversely impact its revenues and operating profit or result in increased regulatory scrutiny.

•      Changes in the Extent to Which Standardized Tests Are Used in the Admissions Process by Colleges or Graduate Schools Could Reduce Demand for KTP Offerings

A substantial portion of Kaplan’s revenue is generated by KTP. The source of this income is fees charged for courses that prepare students for a broad range of admissions examinations that are required for admission to colleges and graduate schools. Historically, colleges and graduate schools have required standardized tests as part of the admissions process. There has been some movement away from this historical reliance on standardized admissions tests among a small number of colleges that have adopted “test-optional” admissions policies. Any significant reduction in the use of standardized tests in the college or graduate school admissions process could have an adverse effect on Kaplan’s operating results.

•      Changes in the Extent to Which Licensing and Proficiency Examinations Are Used to Qualify Individuals to Pursue Certain Careers Could Reduce Demand for Kaplan Offerings

A substantial portion of PACE and Kaplan International’s revenue comes from preparing individuals for licensing or technical proficiency examinations in various fields. Any significant relaxation or elimination of licensing or technical proficiency requirements in those fields served by PACE and Kaplan International’s businesses could negatively impact Kaplan’s operating results.

•      System Disruptions and Security Threats to the Company’s Technology Infrastructure Could Have a Material Adverse Effect on its Businesses

Kaplan’s reputation and ability to attract and retain students is highly dependent on the performance and reliability of its information technology platforms with respect to its online and campus-based education offerings. Kaplan’s delivery of these programs could be negatively affected due to events beyond its control, including natural disasters and network and telecommunications failures. Any such computer system error or failure could result in a significant outage that materially disrupts Kaplan’s online and on-ground operations.

The Company’s computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses and other security threats. The Company has, and will continue to, expend significant resources to protect against the threat of security breaches, but its systems may still be vulnerable to these threats. A user who circumvents security measures could misappropriate proprietary information or cause disruptions or malfunctions in operations. Any of these events could have a material adverse effect on the Company’s business and results of operations.

▪  Failure to Successfully Assimilate Acquired Businesses

The Company’s Kaplan subsidiary has historically been an active acquirer of businesses that provide educational services. Consistent with this historical trend, during 2011 Kaplan completed five acquisitions. Acquisitions involve various inherent risks and uncertainties, including difficulties in efficiently integrating the service offerings, accounting and other administrative systems of an acquired business; the challenges of assimilating and retaining key personnel; the consequences of diverting the attention of senior management from existing operations; the possibility that an acquired business does not meet or exceed the financial projections that supported the purchase price; and the possible failure of the due diligence process to identify significant business risks or undisclosed liabilities associated with the acquired business. A failure to effectively manage growth and integrate acquired businesses could have a material adverse effect on Kaplan’s operating results.

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

•      Changes in International Regulatory and Physical Environments Could Negatively Affect International Student Enrollments

A substantial portion of Kaplan International’s revenue comes from programs that prepare international students to study and travel to English-speaking countries, principally the U.S., the U.K., Australia and Singapore. Kaplan International’s ability to enroll students in these programs is directly dependent on its ability to comply with complex regulatory environments. A recent example of this is the immigration regulatory changes in the U.K., which impose recruitment quotas and stringent progress criteria as requirements for the maintenance of certain overseas student recruitment licenses. Any significant changes to the regulatory environment or a natural disaster or pandemic in either the students’ countries of origin or the countries to which they desire to travel or study could negatively affect Kaplan’s ability to attract and retain such students, which could negatively impact Kaplan’s operating results.

•      Changing Preferences of Readers or Viewers Away From Traditional Media Outlets

The rates that the Company’s print publishing and television broadcasting businesses can charge for advertising are directly related to the number of readers and viewers of its publications and broadcasts. There is tremendous competition for readers and viewers from other media. The Company’s publishing and television broadcasting businesses will be adversely affected to the extent that individuals decide to obtain news, entertainment, classified listings and local shopping information from Internet-based or other media to the exclusion of the Company’s digital media offerings, print publications and broadcasts.

•      Changing Perceptions About the Effectiveness of Publishing and Television Broadcasting in Delivering Advertising

Historically, newspaper publishing and television broadcasting have been viewed as cost-effective methods of delivering various forms of advertising. There can be no guarantee that this historical perception will guide future decisions by advertisers. To the extent that advertisers shift advertising expenditures to other media outlets, the profitability of the Company’s publishing and television broadcasting businesses will suffer.

•      Increased Competition Resulting From Technological Innovations in News, Information and Video Programming Distribution Systems

The development of DBS systems has significantly increased the competition faced by the Company’s cable television systems. In addition, the continuing growth and technological expansion of Internet-based services has increased competitive pressure on the Company’s media businesses. The development and deployment of new technologies have the potential to negatively and dramatically affect the Company’s businesses in ways that cannot now be reliably predicted and that may have a material adverse effect on the Company’s operating results.

•      Changes in the Nature and Extent of Government Regulations in the Case of Television Broadcasting, Cable Television and VoIP Services

The Company’s television broadcasting and cable television businesses operate in highly regulated environments. The Company’s VoIP services business also is subject to a growing degree of regulation. Complying with applicable regulations has significantly increased, and may continue to increase, the costs and has reduced the revenues of these businesses. Changes in regulations have the potential to further negatively impact those businesses, not only by increasing compliance costs and reducing revenues through restrictions on certain types of advertising, limitations on pricing flexibility or other means, but also by possibly creating more favorable regulatory environments for the providers of competing services. More generally, all of the Company’s businesses could have their profitability or their competitive positions adversely affected by significant changes in applicable regulations.

•      Potential Liability for Intellectual Property Infringement Could Adversely Affect the Company’s Businesses

The Company periodically receives claims from third parties alleging that the Company’s businesses infringe the intellectual property rights of others. It is likely that the Company will continue to be subject to similar claims, particularly as they relate to its media and cable businesses. For example, providers of services similar to those offered by Cable ONE have been the target of patent infringement claims from time to time, relating to such matters as cable system architecture, electronic program guides, cable modem technology and VoIP services. Other parts of the Company’s business could also be subject to such claims. Addressing intellectual product claims is a time-consuming and expensive endeavor, regardless of the merits of the claims. In order to resolve such a claim, the Company could determine the need to change its method of doing business, enter into a licensing agreement or incur substantial monetary liability. It is also possible that one of the Company’s businesses could be enjoined from using the intellectual property at issue, causing it to significantly alter its operations. Although the Company cannot predict the impact at this time, if any such claims are successful, the outcome would likely affect the businesses utilizing the intellectual property at issue and could have a material adverse effect on those businesses’ operating results or prospects.

•      Failure to Comply With Privacy Laws or Regulations Could Have an Adverse Effect on the Company’s Business

Various federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. This area of the law is evolving and interpretations of applicable laws and regulations differ.  Legislative activity in the privacy area may result in new laws that are relevant to the Company’s operations, for example, use of consumer data for marketing or advertising.  Claims of failure to comply with the Company’s privacy policies or applicable laws or regulations could form the basis of governmental or private party actions against the Company.  Such claims and actions may cause damage to the Company’s reputation and could have an adverse effect on the Company’s business.

•      Changes in the Cost or Availability of Raw Materials, Particularly Newsprint

The Company’s newspaper publishing businesses collectively spend significant amounts each year on newsprint. Increases in the cost of newsprint or significant disruptions in the supply of newsprint could have a material adverse effect on the operating results of the Company’s newspaper publishing businesses.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Directly or through its subsidiaries, Kaplan owns a total of nine properties: a 30,000-square-foot six-story building located at 131 West 56th Street in New York City, which serves as an education center primarily for international students; a redeveloped 47,410-square-foot four-story brick building in Lincoln, NE, which is used by Kaplan University; a 4,000-square-foot office condominium in Chapel Hill, NC, which it utilizes for its KTP business; a 15,000-square-foot three- story building in Berkeley, CA, used for its KTP and English-language businesses; a 131,000-square-foot five-story brick building in Manchester, NH, used by Hesser College; a 25,000-square-foot building in Hammond, IN, used by Kaplan Career College (formerly Sawyer College); a 45,000-square-foot three-story brick building in Houston, TX, used by the Texas School of Business; a 34,000-square-foot building in London, U.K., which is used by Holborn College; and an 18,000-square-foot building in Dayton, OH, which is currently vacant and being marketed for sale. Kaplan, Inc. and Kaplan University maintain corporate offices, together with a data center, call center and employee-training facilities, in two 97,000-square-foot leased buildings located on adjacent lots in Fort Lauderdale, FL. Both of those leases will expire in 2017. In December 2009, KHE entered into an agreement to lease 76,515 square feet of corporate office space to house its corporate headquarters in Chicago, IL. This lease will expire in 2022. In December 2008, Kaplan University entered into an agreement to lease a two-story, 124,500-square-foot building in Orlando, FL, to house an additional support center. In June 2009, Kaplan, Inc. and KHE began sharing corporate office space in a 78,000-square-foot office building in Alpharetta, GA, under a lease that expires in 2019. In October 2009, Kaplan University entered into an agreement to lease 88,845 square feet of corporate office space in Plantation, FL. This lease expires in 2021. In December 2010, Kaplan, Inc. and its New York-based KTP business relocated from 888 7th Avenue and 1440 Broadway, respectively, to consolidated space at 395 Hudson Street, occupying two floors and approximately 159,540 square feet of space. Kaplan, Inc. is marketing the vacated space at 888 7th Avenue for sublease as the current lease will expire in 2017. Overseas, Dublin Business School’s facilities in Dublin, Ireland, are located in six buildings aggregating approximately 83,000 square feet of space that have been rented under leases expiring between 2016 and 2029. Kaplan Publishing has an office and distribution warehouse in Wokingham, Berkshire, U.K., of 26,767 square feet, under a lease expiring in 2016. Kaplan Financial’s largest leaseholds are office and instructional space in London, U.K., of 33,000 square feet (which will expire in 2033) 22,520 square feet (which will expire in 2015) and 35,000 square feet (comprising six separate leases, which will expire in 2015); office and instructional space in Birmingham, U.K., of 23,500 square feet (comprising two separate leases, which will expire in 2017); office and instructional space in Manchester, U.K., of 26,909 square feet (comprising five separate leases, which will expire in 2022); and office and instructional space in Wales, U.K., of 34,000 square feet (on an open-ended lease with termination on 12 months’ notice). In addition, Kaplan has entered into two separate leases in Glasgow, Scotland, for 58,017 square feet and 22,357 square feet, respectively, of dormitory space that is in the process of being built. These leases will expire in 2033. Kidum has 19 locations throughout Israel, all of which are occupied under leases expiring between 2011 and 2015. All other Kaplan facilities in the U.S. and overseas (including administrative offices and instructional locations) occupy leased premises.

The headquarters offices of Cable ONE are located in a three-story office building in Phoenix, AZ, that was purchased by Cable ONE in 1998. Cable ONE purchased an adjoining two-story office building in 2005; that building is currently unused. The majority of the offices and head-end facilities of the division’s individual cable systems are located in buildings owned by Cable ONE. Most of the tower sites used by the division are leased. In addition, the division houses call-center operations in 60,000 square feet of rented space in Phoenix under a lease that will expire in 2013.

WP Company owns the principal offices of the Post in downtown Washington, DC, including both a seven-story building in use since 1950 and a connected nine-story office building, on contiguous property, completed in 1972 in which the Company’s principal executive offices are located. WP Company also owns and occupies a small office building on L Street that is connected to the Post’s office building. Additionally, WP Company owns land on the corner of 15th and L Streets, NW, in Washington, DC, adjacent to the Post’s office building. This land is leased on a long-term basis to the owner of a multistory office building that was constructed on the site in 1982.

WP Company owns a printing plant in Fairfax County, VA, which was built in 1980 and expanded in 1998. That facility is located on 19 acres of land owned by WP Company.

The Daily Herald Company owns its plant and office building in Everett, WA; it also owns two warehouses and a small rental building adjacent to its plant, as well as a small office building in Lynnwood, WA.

PNM owns a two-story combination office building and printing plant on a seven-acre plot in Laurel, MD. PNM also owns a one-story brick building in St. Mary’s County, MD, used by editorial and sales staff and office space in Montgomery and Charles counties, MD. In addition, PNM leases editorial and sales office space in Frederick and Calvert counties, MD, and Fairfax County, VA.

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

Robinson Terminal Warehouse Corporation (Robinson) owns two wharves and several warehouses in Alexandria, VA. These facilities are adjacent to the business district and occupy approximately seven acres of land. Robinson also owns two partially developed tracts of land in Fairfax County, VA, aggregating about 20 acres. These tracts are near the Post’s Virginia printing plant and include several warehouses. Robinson also owns 23 acres of undeveloped land on the Potomac River in Charles County, MD.

WP Company has assumed the lease of approximately 85,000 square feet of office space in Arlington, VA, that will expire in 2015. The space has been subleased. WP Company also leases office space in New York City, Chicago, Los Angeles and San Francisco. The Slate Group leases space in Washington, DC.

Greater Washington Publishing’s offices are located in leased space in Vienna, VA; El Tiempo Latino’s offices are located in leased space in Arlington, VA.

Avenue100 leases space in an office building in Woburn, MA. This lease expires in 2015.

Item 3. Legal Proceedings.

A purported class action complaint was filed against the Company, Donald E. Graham and Hal S. Jones on October 28, 2010, in the U.S. District Court for the District of Columbia, by the Plumbers Local #200 Pension Fund. The complaint alleged that the Company and certain of its officers made materially false and misleading statements, or failed to disclose material facts relating to KHE, in violation of the U.S. Federal securities laws. The complaint sought damages, attorneys’ fees, costs and equitable/injunctive relief. The Company moved to dismiss the complaint, and on December 23, 2011, the court granted the Company’s motion and dismissed the case with prejudice. On January 25, 2012, the Plaintiff filed a motion seeking leave to amend or alter that final judgment; the Company has opposed the motion.

On February 6, 2008, a purported class action lawsuit was filed in the U.S. District Court for the Central District of California by purchasers of BAR/BRI bar review courses from July 2006 onward alleging antitrust claims against Kaplan and West Publishing Corporation, BAR/BRI’s former owner. On April 10, 2008, the court granted defendants’ motion to dismiss. On May 7, 2008, the plaintiffs filed an appeal to the U.S. Court of Appeals for the Ninth Circuit. On October 18, 2010, the parties entered into a stipulation and settlement agreement. The District Court granted preliminary approval of this proposed settlement on March 21, 2011, but denied final approval thereof on July 1, 2011. On November 7, 2011, the Ninth Circuit reversed the District Court’s order of dismissal, but stayed the mandate and referred the matter to the Ninth Circuit mediator for renewed settlement discussions.

On or about January 17, 2008, an Assistant U.S. Attorney in the Civil Division of the U.S. Attorney’s Office for the Eastern District of Pennsylvania contacted KHE’s CHI-Broomall campus and made inquiries about the Surgical Technology program, including the program’s eligibility for Title IV U.S. Federal financial aid, the program’s student loan defaults, licensing and accreditation. Kaplan responded to the information requests and fully cooperated with the inquiry. The DOE also conducted a Program Review at the CHI-Broomall campus, and Kaplan likewise cooperated with the Program Review. On July 22, 2011, the U.S. Attorney’s Office for the Eastern District of Pennsylvania announced that it had entered into a comprehensive settlement agreement with Kaplan that resolved the U.S. Attorney’s inquiry, provided for the conclusion of the DOE’s program review and also settled a previously sealed U.S. Federal False Claims Act (False Claims Act) complaint (31 U.S.C. § 3729, et seq.) that had been filed by a former employee of the CHI-Broomall campus. The total amount of all required payments by CHI-Broomall under the agreements was $1.6 million. Pursuant to the comprehensive settlement agreement, the U.S. Attorney inquiry has been closed, the DOE will issue a final program review determination and the False Claims Act complaint (United States of America ex rel. David Goodstein v. Kaplan, Inc., et al. (unsealed July 22, 2011)) was unsealed and will be dismissed with prejudice. At this time, Kaplan cannot predict the contents of the pending final program review determination or the ultimate impact the proceedings may have on the CHI-Broomall campus or the KHE business generally.

Several Kaplan subsidiaries were or are subject to four other unsealed cases filed by former employees that include, among other allegations, claims under the U.S. Federal False Claims Act relating to eligibility for Title IV funding. The U.S. Government declined to intervene in all cases, and, as previously reported, court decisions in 2011 either dismissed the cases in their entirety or narrowed the scope of their allegations. The four cases are captioned: United States of America ex rel. Carlos Urquilla-Diaz et al. v. Kaplan University et al. (unsealed March 25, 2008); United States of America ex rel. Jorge Torres v.  Kaplan Higher Education Corp. (unsealed April 7, 2008); United States of America ex rel. Victoria Gatsiopoulos et al. v. ICM School of Business & Medical Careers et al.  (unsealed September 2, 2008); and United States of America ex rel. Charles Jajdelski v.  Kaplan Higher Education Corp. et al. (unsealed January 6, 2009).

On August 17, 2011, the U.S. District Court for the Southern District of Florida issued a series of rulings in the Diaz case, which included three separate complaints: Diaz, Wilcox and Gillespie. The court dismissed the Wilcox complaint in its entirety; dismissed all False Claims Act allegations in the Diaz case, leaving only an individual employment claim; and dismissed in part the Gillespie case, thereby limiting the scope and time frame of its False Claims Act allegations regarding compliance with the U.S. Federal Rehabilitation Act. The case (now consisting of the individual employment claim in Diaz and the remaining False Claims Act allegations in Gillespie) is expected to proceed to the discovery and dispositive motion phases.

On August 23, 2011, the U.S. District Court for the Southern District of Florida dismissed the Torres case in its entirety and entered a final judgment in favor of Kaplan. That case has been appealed in the U.S. Court of Appeals for the 11th Judicial Circuit.

On August 9, 2011, the U.S. District Court for the Southern District of Florida granted in part Kaplan’s motion to dismiss the Gatsiopoulos case, which limited the allegations in that case to alleged violations of U.S. Federal incentive compensation regulations and so-called “70 percent rules” and an individual employment claim, and limited the time frame applicable to these claims. Thereafter, the court recommended that the case be transferred back to its original jurisdiction, the U.S. District Court for the Western District of Pennsylvania, and the case was assigned to a judge in that venue in December 2011. The case is expected to proceed to the discovery and dispositive motion phases in that venue.

On July 7, 2011, the U.S. District Court for the District of Nevada dismissed the Jajdelski case in its entirety and entered a final judgment in favor of Kaplan. That case is currently on appeal in the U.S. Circuit Court of Appeals for the Ninth Judicial Circuit.

On August 5, 2010, Kaplan Higher Education Corporation, along with at least 28 other proprietary education organizations, received a letter of inquiry from the HELP Committee. As part of a general congressional review of the distribution of U.S. Federal financial aid for students, the letter requested information and correspondence relating to the online and on-campus schools operated by KHE. The requested information was provided to the HELP Committee. At this time, Kaplan cannot predict the ultimate impact the investigation may have on its business.

On October 21, 2010, Kaplan Higher Education Corporation received a subpoena from the office of the Florida Attorney General. The subpoena sought information pertaining to the online and on-campus schools operated by KHE in and outside of Florida. KHE has cooperated with the Florida Attorney General and provided the information requested in the subpoena. KHE also may receive further requests for information from the Florida Attorney General. The Company cannot predict the outcome of this inquiry.

On December 21, 2010, the U.S. Equal Employment Opportunities Commission filed suit against Kaplan Higher Education Corporation in the U.S. District Court for the Northern District of Ohio, alleging racial bias by Kaplan in requesting credit scores of job applicants seeking financial positions. The Company believes that the complaint lacks merit. In March 2011, the court granted in part the Company’s motion to dismiss the complaint. Since that time, the case is proceeding with the discovery phase.

On February 7, 2011, Kaplan Higher Education Corporation received a Civil Investigative Demand from the Office of the Attorney General of the State of Illinois. The demand primarily sought information pertaining to Kaplan University online students who are residents of Illinois. KHE has cooperated with the Illinois Attorney General and provided the requested information. KHE also may receive further requests for information from the Illinois Attorney General. The Company cannot predict the outcome of this inquiry.

On April 30, 2011, Kaplan Higher Education Corporation received a Civil Investigative Demand from the Office of the Attorney General of the State of Massachusetts. The demand primarily sought information pertaining to KHE Campuses’ students who are residents of Massachusetts. KHE has cooperated with the Massachusetts Attorney General and provided the requested information. KHE also may receive further requests for information from the Massachusetts Attorney General. The Company cannot predict the outcome of this inquiry.

On July 20, 2011, Kaplan Higher Education Corporation received a subpoena from the Office of the Attorney General of the State of Delaware. The demand primarily sought information pertaining to Kaplan University’s online and KHE Campuses’ students who are residents of Delaware. KHE has cooperated with the Delaware Attorney General and provided the information requested in the subpoena. KHE also may receive further requests for information from the Delaware Attorney General. The Company cannot predict the outcome of this inquiry.

The Company and its subsidiaries are also subject to complaints and administrative proceedings and are defendants in various other civil lawsuits that have arisen in the ordinary course of their businesses, including contract disputes; actions alleging negligence, libel, invasion of privacy, trademark, copyright and patent infringement; False Claims Act violations; violations of applicable wage and hour laws; and statutory or common law claims involving current and former students and employees. While it is not possible to predict the outcomes of these lawsuits, in the opinion of management, their ultimate dispositions should not have a material adverse effect on the Company’s business or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

The Company’s Class B Common Stock is traded on the New York Stock Exchange under the symbol “WPO.” The Company’s Class A Common Stock is not publicly traded.

The high and low sales prices of the Company’s Class B Common Stock during the last two years were:

	2011		2010
Quarter	High	Low	High	Low
January–March	$456	$402	$459	$404
April–June	454	404	547	409
July–September	430	310	448	296
October–December	394	309	446	367

At January 31, 2012, there were 28 holders of record of the Company’s Class A Common Stock and 690 holders of record of the Company’s Class B Common Stock.

Dividend Information

Both classes of the Company’s Common Stock participate equally as to dividends. Quarterly dividends were paid at the rate of $2.35 and $2.25 per share during 2011 and 2010, respectively.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table and the footnote thereto set forth certain information as of December 31, 2011, concerning compensation plans of the Company under which equity securities of the Company are authorized to be issued.

Number of Securities
	Number of Securities		Remaining Available for
	to Be Issued Upon	Weighted Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	129,044	$494.95	233,481
Equity compensation plans not approved by security holders	-	-	-
Total	129,044	$494.95	233,481

_____________________________________

This table does not include information relating to restricted stock grants awarded under The Washington Post Company Incentive Compensation Plan, which plan has been approved by the stockholders of the Company. At December 31, 2011, there were 22,125 shares of restricted stock outstanding under the 2009–2012 Award Cycle and 31,090 shares of restricted stock outstanding under the 2011–2014 Award Cycle that had been awarded to employees of the Company and its subsidiaries under that Plan. In addition, the Company has from time to time awarded special discretionary grants of restricted stock to employees of the Company and its subsidiaries. At December 31, 2011, there were a total of 24,104 shares of restricted stock outstanding under special discretionary grants approved by the Compensation Committee of the Board of Directors. At December 31, 2011, a total of 239,486 shares of restricted stock were available for future awards.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended December 31, 2011, the Company purchased shares of its Class B Common Stock as set forth in the following table:

	Total Number	Average	Total Number of Shares	Maximum Number of Shares That
	of Shares	Price Paid	Purchased as Part of	May Yet Be Purchased
Period	Purchased	per Share	Publicly Announced Plan*	Under the Plan*
Oct. 3-Nov. 6, 2011	74,324	$330.10	74,324	621,773
Nov. 7-Dec. 4, 2011	88,543	342.43	88,543	533,230
Dec. 5-Dec. 31, 2011	39,756	345.50	39,756	493,474
Total	202,623	$338.51	202,623

__________________________________________

* On September 8, 2011, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 750,000 shares of its Class B Common Stock. There is no expiration date for that authorization. All purchases made during the quarter ended December 31, 2011 were open market transactions.

Performance Graph

The following graph is a comparison of the yearly percentage change in the Company’s cumulative total shareholder return with the cumulative total return of the Standard & Poor’s 500 Stock Index, the Standard & Poor’s 1500 Publishing Index and a custom peer group index comprised of education companies. The Standard & Poor’s 500 Stock Index is comprised of 500 U.S. companies in the industrial, transportation, utilities and financial industries and is weighted by market capitalization. The Standard & Poor’s 1500 Publishing Index is comprised of Gannett Co., Inc., The McGraw-Hill Companies, The Meredith Corporation, The New York Times Company, The E.W. Scripps Company, Scholastic Corporation, Valassis Communications, Inc., John Wiley & Sons, Inc. and The Washington Post Company and also is weighted by market capitalization. The custom peer group of education companies includes American Public Education, Apollo Group Inc., Bridgepoint Education Inc., Capella Education Co., Career Education Corp., Corinthian Colleges, Inc., DeVry Inc., Education Management Corp., ITT Educational Services Inc. and Strayer Education Inc. The Company is using a custom peer index of education companies because the Company is a diversified education and media company. Its largest business is Kaplan, Inc., a leading global provider of educational services to individuals, schools and businesses. The graph reflects the investment of $100 on December 31, 2006, in the Company’s Class B Common Stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s 1500 Publishing Index and the custom peer group index of education companies. For purposes of this graph, it has been assumed that dividends were reinvested on the date paid in the case of the Company and on a quarterly basis in the case of the Standard & Poor’s 500 Index, the Standard & Poor’s 1500 Publishing Index and the custom peer group index of education companies.

December 31	2006	2007	2008	2009	2010	2011
The Washington Post Company	100.00	107.26	53.67	61.70	62.96	55.27
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.76
S&P 1500 Publishing Index	100.00	79.01	34.71	52.47	56.42	60.31
Education Peer Group	100.00	156.36	166.63	156.96	117.55	119.81

Item 6. Selected Financial Data.

See the information for the years 2007 through 2011 contained in the table titled “Five-Year Summary of Selected Historical Financial Data,” which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 51 hereof (with only the information for such years to be deemed filed as part of this Annual Report on Form 10-K).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See the information contained under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 51 hereof.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk in the normal course of its business due primarily to its ownership of marketable equity securities, which are subject to equity price risk; to its borrowing and cash-management activities, which are subject to interest rate risk; and to its non-U.S. business operations, which are subject to foreign exchange rate risk.

Equity Price Risk.  The Company has common stock investments in two publicly traded companies (as discussed in Note 4 to the Company’s Consolidated Financial Statements) that are subject to market price volatility. The fair value of these common stock investments totaled $303.2 million at December 31, 2011.

Interest Rate Risk.  The Company’s long-term debt consists of $400 million principal amount of 7.25% unsecured notes due February 1, 2019 (the “Notes”). At December 31, 2011, the aggregate fair value of the Notes, based upon quoted market prices, was $460.5 million. An increase in the market rate of interest applicable to the Notes would not increase the Company’s interest expense with respect to the Notes since the rate of interest the Company is required to pay on the Notes is fixed, but such an increase in rates would affect the fair value of the Notes. Assuming, hypothetically, that the market interest rate applicable to the Notes was 100 basis points higher than the Notes’ stated interest rate of 7.25%, the fair value of the Notes at December 31, 2011, would have been approximately $378.8 million. Conversely, if the market interest rate applicable to the Notes was 100 basis points lower than the Notes’ stated interest rate, the fair value of the Notes at such date would have been approximately $422.6 million.

On September 7, 2011, the Company borrowed AUD 50 million under its revolving credit facility. On the same date, the Company entered into interest rate swap agreements with a total notional value of AUD 50 million and a maturity date of March 7, 2015. These interest rate swap agreements will pay the Company variable interest on the AUD 50 million notional amount at the three-month bank bill rate, and the Company will pay the counterparties a fixed rate of 4.5275%. These interest rate swap agreements were entered into to convert the variable rate Australian dollar borrowing under the revolving credit facility into a fixed rate borrowing.

Foreign Exchange Rate Risk.  The Company is exposed to foreign exchange rate risk at its Kaplan international operations and its Corporate entity, and the primary exposure relates to the exchange rate between the U.S. dollar and both the British pound and the Australian dollar. This exposure includes British pound and Australian dollar denominated intercompany loans on U.S. based Kaplan entities with a functional currency in U.S. dollars, and the AUD 50 million borrowing. Net unrealized foreign currency losses on intercompany loans and the AUD 50 million borrowing of $3.3 million were recorded in 2011. In 2010 and 2009, the Company reported unrealized foreign currency gains of $6.7 million and $16.9 million, respectively.

If the values of the British pound and the Australian dollar relative to the U.S. dollar had been 10% lower than the values that prevailed during 2011, the Company’s pre-tax income for fiscal 2011 would have been approximately $17 million lower. Conversely, if such values had been 10% higher, the Company’s reported pre-tax income for fiscal 2011 would have been approximately $17 million higher.

Item 8. Financial Statements and Supplementary Data.

See the Company’s Consolidated Financial Statements at December 31, 2011, and for the periods then ended, together with the report of PricewaterhouseCoopers LLP thereon and the information contained in Note 19 to said Consolidated Financial Statements titled “Summary of Quarterly Operating Results and Comprehensive Income (Unaudited),” which are included in this Annual Report on Form 10-K and listed in the index to financial information on page 51 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President–Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2011. Based on that evaluation, the Company’s Chief

Executive Officer and Senior Vice President–Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President–Finance, in a manner that allows timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s report set forth on page 71 is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained under the heading “Executive Officers” in Item 1 hereof and the information contained under the headings “Nominees for Election by Class A Shareholders,” “Nominees for Election by Class B Shareholders,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders is incorporated herein by reference thereto.

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

In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits to this Annual Report on Form 10-K, on June 13, 2011, the Company’s Chief Executive Officer submitted to the New York Stock Exchange the annual certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303A.12(a) of the NYSE Listed Company Manual.

Item 11. Executive Compensation.

The information contained under the headings “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Compensation Committee Report” in the definitive Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained under the heading “Stock Holdings of Certain Beneficial Owners and Management” in the definitive Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information contained under the headings “Transactions with Related Persons, Promoters and Certain Control Persons” and “Controlled Company” in the definitive Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 14. Principal Accounting Fees and Services.

The information contained under the heading “Audit Committee Report” in the definitive Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders is incorporated herein by reference thereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

1.     Financial Statements.  As listed in the index to financial information on page 51 hereof.

2.     Exhibits.  As listed in the index to exhibits on page 114 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2012.

THE WASHINGTON POST COMPANY
(Registrant)

By	/s/ Hal S. Jones
Hal S. Jones
Senior Vice President–Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 29, 2012:

Donald E. Graham	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director
Hal S. Jones	Senior Vice President--Finance (Principal Financial Officer)
Wallace R. Cooney	Principal Accounting Officer
Lee C. Bollinger	Director
Christopher C. Davis	Director
Barry Diller	Director
John L. Dotson Jr.	Director
Thomas S. Gayner	Director
Anne M. Mulcahy	Director
Ronald L. Olson	Director
Larry D. Thompson	Director
G. Richard Wagoner, Jr.	Director
Katharine Weymouth	Director

By	/s/ Hal S. Jones
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

OVERVIEW

The Washington Post Company is a diversified education and media company, with education as the largest business. Through its subsidiary Kaplan, Inc., the Company provides education services for individuals, schools and businesses. The Company also operates principally in three areas of the media industry: cable television, newspaper publishing and television broadcasting. The Company’s business units are diverse and subject to different trends and risks.

The Company’s education division is the largest operating division of the Company, accounting for about 58% of the Company’s consolidated revenues in 2011. The Company has devoted significant resources and attention to this division for many years, given the attractiveness of investment opportunities and growth prospects during this time. With recent revenue declines and other business challenges, Kaplan has formulated and implemented restructuring plans at many of its businesses, resulting in significant costs in order to establish lower cost levels in future periods. Kaplan is organized into the following four operating segments: Kaplan Higher Education (KHE), Kaplan Test Preparation (KTP), Kaplan International and Kaplan Ventures.

KHE is the largest segment of Kaplan, representing 57% of total Kaplan revenues in 2011. KHE’s revenue and operating income were down very substantially in 2011, largely due to enrollment declines arising from generally lower demand, along with marketing and admissions changes to increase student selectivity and help KHE comply with recent regulations. KHE implemented a new program, the Kaplan Commitment, starting in the fourth quarter of 2010 that provides first-time students with a risk-free trial period.

Kaplan International reported revenue growth for 2011 due to several acquisitions, favorable exchange rates and enrollment growth in the pathways and English-language programs. Kaplan International results declined in 2011 due to overall losses from newly acquired businesses, increased expenses and declines at its U.K. professional training schools due to new pending student visa restrictions. Operating results for KTP were adversely impacted by restructuring activity in connection with the migration of students to less expensive online and hybrid test preparation offerings. Also, price reductions for many programs related to increased competition resulted in reduced revenues. Kaplan Ventures reported losses of $10.1 million in 2011; the Company is exploring other alternatives, including possible sales, with respect to the remaining Kaplan Ventures businesses.

Kaplan made five acquisitions in 2011, four acquisitions in 2010 and two acquisitions in 2009. None of these was individually significant; however, two of the 2011 acquisitions were in Australia, where the Company sees attractive growth opportunities in higher education.

The cable television division continues to grow in certain service categories and make substantial capital investments. The cable television division has also experienced increased competition, particularly from satellite television service providers and, to a lesser extent, other telephony providers. Cable telephone subscribers and high-speed data subscribers grew by 18% and 6%, respectively, to approximately 180,000 and 451,100 subscribers, respectively, at the end of 2011. The cable television division’s basic video subscriber base was down in 2011 (decrease of 27,000 subscribers to approximately 621,400 at the end of 2011). The cable television division continues to focus on subscriber retention and growth in overall Primary Service Units (PSUs) and has not raised rates since June 2009. The cable television division has expanded promotional discount offerings to new subscribers and existing subscribers adding new services, as well as subscribers who take more than one offered service (video service, high-speed data service and telephony service).

The Company’s newspaper publishing and television broadcasting divisions derive revenue from advertising and, at the publishing units, circulation and subscriptions. The results of these divisions tend to fluctuate with the overall advertising cycle, among other business factors.

Like many other large metropolitan newspapers, The Washington Post (the Post) has experienced a significant continued downward trend in print advertising revenue over the past several years, including an 11% decline in 2011. This follows a 6% print advertising decline at the Post in 2010 and a 23% decline in 2009. Circulation volume also continued a downward trend, although revenues were even compared to 2010 due to home-delivery price increases. The Company’s online publishing activities, primarily at washingtonpost.com and The Slate Group, reported an 8% revenue decline in 2011, following a 14% increase in 2010. The Post has implemented many cost-saving initiatives in the past few years, which resulted in significantly improved operating results for the newspaper publishing division in 2010, however, newspaper publishing division operating results declined in 2011 due to revenue reductions, offset by a small decrease in costs.

The Company’s television broadcasting division reported a decline in revenues and in operating income in 2011 due primarily to significant political and Olympics-related advertising included in 2010.

The Company generates a significant amount of cash from its businesses that is used to support its operations, to pay down debt and to fund capital expenditures, share repurchases, dividends, acquisitions and other investments.

RESULTS OF OPERATIONS — 2011 COMPARED TO 2010

Net income attributable to common shares was $116.2 million ($14.70 per share) for the fiscal year ended December 31, 2011, down from net income attributable to common shares of $277.2 million ($31.04 per share) for the fiscal year ended January 2, 2011. Net income includes $4.2 million ($0.53 per share) and $42.1 million ($4.71 per share) in losses from discontinued operations for fiscal year 2011 and 2010, respectively. Income from continuing operations attributable to common shares was $120.4 million ($15.23 per share) for fiscal year 2011, compared to $319.3 million ($35.75 per share) for fiscal year 2010. As a result of the Company’s share repurchases, there were 11% fewer diluted average shares outstanding in 2011.

Items included in the Company’s income from continuing operations for 2011:

•       $29.2 million in severance and restructuring charges at Kaplan (after-tax impact of $18.1 million, or $2.30 per share);

•       a $2.4 million charge recorded at the newspaper publishing division in connection with the withdrawal from a multiemployer pension plan (after-tax impact of $1.5 million, or $0.19 per share);

•       an $11.9 million goodwill impairment charge at the Company’s online lead generation business, included in other businesses (after-tax impact of $11.9 million, or $1.51 per share);

•       a $9.2 million impairment charge at one of the Company’s affiliates (after-tax impact of $5.7 million, or $0.72 per share);

•       a $53.8 million write-down of a marketable equity security (after-tax impact of $34.6 million, or $4.34 per share); and

•       $3.3 million in non-operating unrealized foreign currency losses (after-tax impact of $2.1 million, or $0.26 per share).

Items included in the Company’s income from continuing operations for 2010:

•       a $20.4 million charge recorded at the Post in connection with the withdrawal from a multiemployer pension plan (after-tax impact of $12.7 million, or $1.38 per share);

•       $39.0 million in severance and restructuring charges (after-tax impact of $24.2 million, or $2.83 per share);

•       a $27.5 million goodwill and other intangible assets impairment charge at the Company’s online lead generation business, included in other businesses (after-tax impact of $26.3 million, or $2.96 per share); and

•       $6.7 million in non-operating unrealized foreign currency gains (after-tax impact of $4.2 million, or $0.47 per share).

Revenue for 2011 was $4,214.8 million, down 10% from $4,684.0 million in 2010. Revenues were down at the education, newspaper publishing and television broadcasting divisions, while revenues were up slightly at the cable television division. In 2011, education revenue decreased 14%, advertising revenue decreased 9%, circulation and subscriber revenue was flat and other revenue increased 6%. Revenue declines at Kaplan accounted for the decrease in education revenue. The decrease in advertising revenue is due to declines at the television broadcasting and newspaper publishing divisions. Both subscriber revenue at the cable television division and circulation revenue at the Post were even with last year.

Operating costs and expenses for the year decreased 5% to $3,918.9 million in 2011, from $4,121.4 million in 2010. The decline is due to lower expenses at the education, television broadcasting and newspaper publishing divisions, offset by increased costs at the cable television division.

Operating income for 2011 decreased to $296.0 million, from $562.7 million in 2010. Operating results declined at all of the Company’s divisions.

DIVISION RESULTS

Education Division.  Education division revenue in 2011 totaled $2,465.0 million, a 14% decline from revenue of $2,862.3 million in 2010. Excluding revenue from acquired businesses, education division revenue declined 16% in 2011. Kaplan reported operating income of $89.4 million for 2011, down from $346.7 million in 2010.

In light of recent revenue declines and other business challenges, Kaplan has formulated and implemented restructuring plans at its various businesses that have resulted in significant costs in 2010 and 2011, with the objective of establishing lower cost levels in future periods. Across all businesses, severance and restructuring costs totaled $29.2 million in 2011 and $27.5 million in 2010.

A summary of Kaplan’s operating results for 2011 compared to 2010 is as follows:

(in thousands)	2011	2010	% Change
Revenue
Higher education	$1,399,582	$1,905,038	(27)
Test preparation	303,093	314,879	(4)
Kaplan international	690,225	585,924	18
Kaplan ventures	74,946	59,296	26
Kaplan corporate	4,585	5,537	(17)
Intersegment elimination	(7,383)	(8,395)	―
	$2,465,048	$2,862,279	(14)
Operating Income (Loss)
Higher education	$148,915	$406,880	(63)
Test preparation	(28,498)	(32,583)	13
Kaplan international	46,498	56,152	(17)
Kaplan ventures	(10,093)	(17,490)	42
Kaplan corporate	(45,101)	(44,586)	(1)
Amortization of intangible assets	(21,167)	(21,406)	1
Intersegment elimination	(1,120)	(234)	―
	$89,434	$346,733	(74)

Kaplan sold Kaplan Compliance Solutions (KCS) in October 2011, Kaplan Virtual Education (KVE) in July 2011 and Education Connection in April 2010. Consequently, the education division’s operating results exclude these businesses.

KHE includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. KHE also includes the Kaplan University School of Professional and Continuing Education. In 2011, KHE revenue declined 27% due to declines in average enrollments. Operating income decreased 63% in 2011 due to lower revenue, increased regulatory compliance costs and $13.2 million in severance and restructuring costs in 2011. Offsetting the decline were lower advertising costs, other expense reductions associated with lower enrollments, incentive compensation credits recorded in 2011 related to amounts previously accrued and $9.3 million in 2010 severance costs.

KHE has implemented a number of marketing and admissions changes to increase student selectivity and help KHE comply with recent regulations. KHE also implemented the Kaplan Commitment program, which provides first-time students with a risk-free trial period. Under the program, KHE also monitors academic progress and conducts academic assessments to help determine whether students are likely to be successful in their chosen course of study. Students who withdraw or are subject to academic dismissal during the risk-free trial period do not incur any significant financial obligation. These changes, along with generally lower demand, have resulted in a 37% decline in new enrollments for 2011 as a whole, in comparison to 2010. Management estimates that without the Kaplan Commitment, the decline for 2011 would have been approximately 20%. Management also estimates that revenue for 2011 would have been approximately $63 million higher if the Kaplan Commitment had not been implemented. KHE does not recognize tuition revenue for students during the risk-free period.

For those first-time students enrolled to date under the Kaplan Commitment, the attrition rate during the risk-free period has been approximately 27%, of which about 59% is due to Kaplan’s dismissal of students from the program because of the students’ lack of academic progress during the period and the remainder due to students who have elected not to continue their studies. Given that the Kaplan Commitment program has only been in place for a short period of time, management is unable to estimate with confidence to what degree the program will cause student retention patterns to differ from historical levels. However, based on limited preliminary data, it appears that most of the historical early term attrition has been accelerated into the commitment period, having the desired effect of providing these students with a risk-free trial period and ultimately improving student outcome results for the institution. Management believes the Kaplan Commitment program is unique and reflects Kaplan’s commitment to student success.

Student enrollments at December 31, 2011, excluding the School of Professional and Continuing Education, were down 23% compared to December 31, 2010, as follows:

	As of December 31,
	2011	2010	% Change
Kaplan University	50,190	65,643	(24)
KHE Campuses	24,360	31,058	(22)
	74,550	96,701	(23)

Kaplan University enrollments included 5,799 and 7,426 campus-based students as of December 31, 2011, and December 31, 2010, respectively.

Kaplan University and KHE Campuses enrollments at December 31, 2011, and December 31, 2010, by degree and certificate programs, are as follows:

	As of December 31,
	2011	2010
Certificate	23.6%	23.6%
Associate’s	30.3%	33.8%
Bachelor’s	34.6%	35.1%
Master’s	11.5%	7.5%
	100.0%	100.0%

KTP includes Kaplan’s standardized test preparation and tutoring offerings and other businesses. In the first quarter of 2010, the Company discontinued certain offerings of the K12 business; $7.8 million in severance and other closure costs were recorded in the first half of 2010 in connection with this plan. In the fourth quarter of 2010, KTP began implementing a plan to reorganize its business consistent with the migration of students to Kaplan’s online and hybrid test preparation offerings, reducing the number of leased test preparation centers; $10.4 million in costs were incurred, mostly comprised of charges related to early lease termination and property, plant and equipment write-downs. In 2011, implementation of the plan was completed and $12.5 million in additional restructuring and severance costs were incurred.

KTP revenue declined 4% in 2011. Higher enrollment, particularly in the health and bar review programs, was offset by reduced prices for many programs related to increased competition and a shift in demand to lower priced online test preparation offerings. KTP operating results improved in 2011 due to a $5.7 million decline in restructuring costs and lower operating expenses, offset by revenue reductions.

Kaplan International includes professional training and postsecondary education businesses outside the United States, as well as English-language programs. In May 2011, Kaplan Australia acquired Franklyn Scholar and Carrick Education Group, leading national providers of vocational training and higher education in Australia. In June 2011, Kaplan acquired Structuralia, a provider of e-learning for the engineering and infrastructure sector in Spain. Kaplan International revenue increased 18% in 2011. Excluding revenue from acquired businesses, Kaplan International revenue increased 10% in 2011 due to favorable exchange rates and enrollment growth in the pathways and English-language programs. Kaplan International operating income declined in 2011 due to overall losses from newly acquired businesses, as well as up-front spending for admission and occupancy at its Asian and United Kingdom businesses to support expanding operations. In addition, Kaplan International operating income decreased due to enrollment declines at its UK professional training schools arising from new pending student visa restrictions.

Kaplan Ventures is made up of several businesses in various stages of development that are managed separately from the other education businesses. Revenue at Kaplan Ventures increased 26% in 2011. Kaplan Ventures reported an operating loss of $10.1 million in 2011 compared to an operating loss of $17.5 million in 2010. Kaplan Ventures sold one small business in February 2012 and is exploring other alternatives with respect to the remaining Kaplan Ventures businesses, including possible sales.

Corporate represents unallocated expenses of Kaplan, Inc.’s corporate office and other minor shared activities. Corporate results decreased slightly in 2011.

Cable Television Division.  Cable television division revenue for 2011 increased slightly to $760.2 million, from $759.9 million in 2010. The revenue results reflect continued growth of the division’s Internet and telephone service revenues, offset by an increase in promotional discounts and a decline in basic video subscribers.

Cable television division operating income in 2011 decreased to $156.8 million, from $163.9 million in 2010. The cable television division’s operating income for 2011 declined primarily due to increased programming, technical and sales costs. Operating margin at the cable television division was 21% in 2011 and 22% in 2010.

At December 31, 2011, Primary Service Units (PSUs) were up 2% from the prior year due to growth in high-speed data and telephony subscribers, offset by a decrease in basic video subscribers.  A summary of PSUs is as follows:

	As of December 31,
	2011	2010
Basic video	621,423	648,413
High-speed data	451,082	425,402
Telephony	179,989	153,044
Total	1,252,494	1,226,859

PSUs include about 6,300 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by various franchise agreements.

Below are details of the cable television division’s capital expenditures for 2011 and 2010 in the NCTA Standard Reporting Categories:

(in thousands)	2011	2010
Customer premise equipment	$53,087	$22,413
Commercial	3,487	1,338
Scaleable infrastructure	34,748	50,458
Line extensions	6,318	7,118
Upgrade/rebuild	12,951	7,192
Support capital	32,582	21,059
Total	$143,173	$109,578

Newspaper Publishing Division.  Newspaper publishing division revenue in 2011 declined 5% to $648.0 million, from $680.4 million in 2010. Print advertising revenue at the Post in 2011 declined 11% to $264.5 million, from $297.9 million in 2010. The decline is largely due to reductions in classified, zoned and general advertising. Revenue generated by the Company’s newspaper online publishing activities, primarily washingtonpost.com and Slate, decreased 8% to $105.8 million, from $114.8 million in 2010. Display online advertising revenue declined 11% in 2011, and online classified advertising revenue decreased 2% in 2011. The revenue declines from print advertising and newspaper online publishing activities were partially offset by increased revenue from new lines of business in 2011.

Daily circulation at the Post declined 6.3%, and Sunday circulation declined 4.0% in 2011. For 2011, average daily circulation at the Post totaled 516,200 (unaudited) and average Sunday circulation totaled 732,300 (unaudited).

The newspaper publishing division reported an operating loss of $18.2 million in 2011, compared to an operating loss of $9.8 million in 2010. As previously disclosed, The Herald recorded a $2.4 million charge in the fourth quarter of 2011 in connection with its withdrawal from the CWA-ITU Negotiated Pension Plan (CWA-ITU Plan); in 2010, the Post recorded a $20.4 million charge in connection with its withdrawal from the CWA-ITU Plan. Excluding these charges and a $3.1 million loss recorded on an office lease in the first quarter of 2010, operating results declined in 2011 due to the revenue reductions discussed above, offset by a small decrease in overall costs. Newsprint expense was down 7% in 2011 due to a decline in newsprint consumption.

Television Broadcasting Division.  Revenue for the television broadcasting division declined 7% to $319.2 million in 2011, from $342.2 million in 2010. Television broadcasting division operating income for 2011 declined 4% to $117.1 million, from $121.3 million in 2010.

The decline in revenue is due primarily to the absence of $4.7 million in incremental winter Olympics-related advertising in the first quarter of 2010 and a $32.8 million decrease in political advertising revenue for 2011. For 2011, operating results declined as a result of revenue reductions discussed above, offset by expense reductions from various cost control initiatives. Operating margin at the television broadcasting division was 37% in 2011 and 35% in 2010.

KSAT in San Antonio ranked number one in the November 2011 ratings period, Monday through Friday, sign-on to sign-off; WPLG in Miami, WJXT in Jacksonville and WKMG in Orlando ranked second; and WDIV in Detroit and KPRC in Houston ranked third.

Other Businesses.  Other businesses includes the operating results of Avenue100 Media Solutions, the Company’s digital marketing business that sources leads for academic institutions and recruiting organizations, and other small businesses. In 2011, revenues declined substantially due to volume declines as a result of changes implemented at Avenue100 Media Solutions to improve lead quality. Goodwill and other intangible assets impairment charges of $11.9 million and $27.5 million were recorded at Avenue100 Media Solutions in 2011 and 2010, respectively. Excluding these charges, operating losses increased in 2011 due to the revenue declines discussed above and increased costs at other small businesses.

Corporate Office.  Corporate office includes the expenses of the Company’s corporate office as well as the pension credit previously reported in the magazine publishing division (refer to Discontinued Operations discussion below). In the fourth quarter of 2010, certain Kaplan operations moved to the former Newsweek headquarters facility. In connection with this move, $11.5 million in lease termination and other charges were recorded by the corporate office in the fourth quarter of 2010.

Equity in Losses of Affiliates.  The Company holds a 49% interest in Bowater Mersey Paper Company, a 16.5% interest in Classified Ventures, LLC and interests in several other affiliates. The Company’s equity in earnings of affiliates for 2011 was $5.9 million, compared with losses of $4.1 million in 2010. The results for 2011 reflect improved earnings at the Company’s Classified Ventures affiliate and other affiliates, offset by a $9.2 million impairment charge recorded in 2011 on the Company’s interest in Bowater Mersey Paper Company.

Other Non-Operating (Expense) Income.  The Company recorded other non-operating expense, net, of $55.2 million in 2011, compared to other non-operating income, net, of $7.5 million in 2010.

The 2011 non-operating expense, net, included a $53.8 million write-down of a marketable equity security (Corinthian Colleges, Inc.), $3.3 million in unrealized foreign currency losses and other items. The 2010 non-operating income, net, included $6.7 million in unrealized foreign currency gains.

A summary of non-operating (expense) income for the years ended December 31, 2011 and January 2, 2011, is as follows:

(in thousands)	2011	2010
Impairment write-down of a marketable equity security	$(53,793)	$	―
Foreign currency (losses) gains, net	(3,263)		6,705
Gain on sale of a cost method investment	4,031		―
Impairment write-down on a cost method investment	(3,612)		―
Other, net	1,437		810
Total	$(55,200)		$7,515

Net Interest Expense.  The Company incurred net interest expense of $29.1 million in 2011, compared to $27.9 million in 2010. At December 31, 2011, the Company had $565.2 million in borrowings outstanding at an average interest rate of 5.7%; at January 2, 2011, the Company had $399.7 million in borrowings outstanding at an average interest rate of 7.2%.

Income Taxes.  The effective tax rate for income from continuing operations in 2011 was 44.2%. This effective tax rate was adversely impacted by $17.8 million in valuation allowances provided against deferred income tax benefits where realization is doubtful, and $4.5 million from nondeductible goodwill in connection with an impairment charge recorded in 2011. The effective tax rate benefited from lower rates at jurisdictions outside the United States.

The effective tax rate for income from continuing operations in 2010 was 40.5%. This effective tax rate was adversely impacted by $16.8 million in valuation allowances provided against deferred income tax benefits where realization is doubtful, and $9.1 million from nondeductible goodwill in connection with an impairment charge recorded in 2010; these items were offset by permanent U.S. Federal tax benefit items and tax benefits from lower rates at jurisdictions outside the United States.

Discontinued Operations.  On September 30, 2010, the Company completed the sale of Newsweek. In addition, Kaplan sold KCS in October 2011, KVE in July 2011 and Education Connection in April 2010. Consequently, the Company’s income from continuing operations excludes these businesses, which have been reclassified to discontinued operations, net of tax.

RESULTS OF OPERATIONS — 2010 COMPARED TO 2009

Net income attributable to common shares was $277.2 million ($31.04 per share) for the fiscal year ended January 2, 2011, up from net income attributable to common shares of $91.8 million ($9.78 per share) for the fiscal year ended January 3, 2010. Net income includes $42.1 million ($4.71 per share) and $65.0 million ($6.92 per share) in losses from discontinued operations for fiscal year 2010 and 2009, respectively. Income from continuing operations attributable to common shares was $319.3 million ($35.75 per share) for fiscal year 2010, compared to $156.9 million ($16.70 per share) for fiscal year 2009. As a result of the Company’s share repurchases, there were fewer diluted average shares outstanding in 2010.

Items included in the Company’s income from continuing operations for 2010:

•       a $20.4 million charge recorded at the Post in connection with the withdrawal from a multiemployer pension plan (after-tax impact of $12.7 million, or $1.38 per share);

•       $39.0 million in severance and restructuring charges (after-tax impact of $24.2 million, or $2.83 per share);

•       a $27.5 million goodwill and other intangible assets impairment charge at the Company’s online lead generation business, included in other businesses (after-tax impact of $26.3 million, or $2.96 per share); and

•       $6.7 million in non-operating unrealized foreign currency gains (after-tax impact of $4.2 million, or $0.47 per share).

Items included in the Company’s income from continuing operations for 2009:

•       $57.9 million in early retirement program expense at the newspaper publishing division (after-tax impact of $35.9 million, or $3.82 per share);

•       $33.2 million in restructuring charges at Kaplan (after-tax impact of $20.6 million, or $2.19 per share);

•       $33.8 million in accelerated depreciation at the Post (after-tax impact of $21.0 million, or $2.23 per share);

•       an $8.5 million goodwill impairment charge related to Kaplan Ventures (after-tax impact of $8.5 million, or $0.90 per share);

•       a $29.0 million decline in equity in earnings (losses) of affiliates associated with impairment charges at two of the Company’s affiliates (after-tax impact of $18.8 million, or $2.00 per share); and

•       $16.9 million in non-operating unrealized foreign currency gains (after-tax impact of $10.3 million, or $1.10 per share).

Revenue for 2010 was $4,684.0 million, up 8% compared to revenue of $4,326.0 million in 2009. The increase is due to strong revenue growth at the education and television broadcasting divisions, and increased revenue at the cable television division. In 2010, education revenue increased 11%, advertising revenue increased 7%, circulation and subscriber revenue increased 1% and other revenue increased 4%. Revenue growth at Kaplan accounted for the increase in education revenue. The increase in advertising revenue is due to increased revenues at the television broadcasting division and increases in newspaper publishing online revenue, offset by declines in print advertising at The Washington Post. The increase in circulation and subscriber revenue is due to a 1% increase in subscriber revenue at the cable television division and a 4% increase in circulation revenue at the Post.

Operating costs and expenses for the year increased 2% to $4,121.4 million in 2010, from $4,035.6 million in 2009. The increase is due to higher expenses at the education, cable television and television broadcasting divisions, offset by reduced costs at the newspaper publishing division.

Operating income for 2010 increased to $562.7 million, from $290.4 million in 2009, due to improved results at the education, newspaper publishing and television broadcasting divisions.

DIVISION RESULTS

Education Division.  Education division revenue in 2010 increased to $2,862.3 million, an 11% increase from $2,576.2 million in 2009. Kaplan reported operating income of $346.7 million for 2010, compared to $227.3 million in 2009.

A summary of Kaplan’s operating results for 2010 compared to 2009 is as follows:

(in millions)	2010	2009	% Change
Revenue
Higher education	$1,905,038	$1,653,276	15
Test preparation, excluding Score	314,879	328,231	(4)
Score	―	8,557	―
Kaplan international	585,924	537,238	9
Kaplan ventures	59,296	57,210	4
Kaplan corporate	5,537	2,436	―
Intersegment elimination	(8,395)	(10,786)	―
	$2,862,279	$2,576,162	11
Operating Income (Loss)
Higher education	$406,880	$284,357	43
Test preparation, excluding Score	(32,583)	18,758	―
Score	―	(36,787)	―
Kaplan international	56,152	53,772	4
Kaplan ventures	(17,490)	(9,286)	88
Kaplan corporate	(44,586)	(62,652)	(29)
Amortization of intangible assets	(21,406)	(21,191)	1
Intersegment elimination	(234)	310	―
	$346,733	$227,281	53

Kaplan sold KCS in October 2011, KVE in July 2011 and Education Connection in April 2010. Consequently, the education division’s operating results exclude these businesses.

KHE includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. KHE also includes the Kaplan University School of Professional and Continuing Education. KHE revenue and operating income grew in 2010 due to enrollment growth, improved student retention and increased margins during most of 2010. KHE also benefited from improved results at the Kaplan University School of Professional and Continuing Education, primarily due to expense reductions; total restructuring-related expenses of $8.3 million were recorded in 2009. The increased operating results were offset by a $9.3 million charge for severance costs associated with a workforce reduction, increased regulatory compliance costs and the implementation of the Kaplan Commitment program (discussed below).

During the fourth quarter of 2010, KHE phased in a new program, the Kaplan Commitment. Under this program, new students enroll in classes for several weeks and assess whether their educational experience meets their needs and expectations before incurring any significant financial obligation. Kaplan also conducts academic assessments to help determine whether students are likely to be successful in their chosen course of study. Students who choose to withdraw from the program during this time frame (“risk-free period”) and students who do not pass the academic evaluation do not have to pay for the coursework. In general, the risk-free period is approximately four weeks for diploma programs and five weeks for associate’s and bachelor’s degrees. Based on historical student withdrawal and performance patterns and assuming students who withdrew during early academic terms would have instead availed themselves of the Kaplan Commitment, management estimates that KHE revenues would have been approximately $140.0 million less in 2010 had the Kaplan Commitment commenced on January 1, 2010. For those first-time students enrolled to date under the Kaplan Commitment program, the attrition rate during the entire risk-free period has been approximately 28%, a majority of which is due to Kaplan’s dismissal of students from the program because of the students’ lack of academic progress during the period.

Student enrollments at December 31, 2010, excluding the Kaplan University School of Professional and Continuing Education, were down 8% compared to December 31, 2009, as follows:

	As of December 31,
	2010	2009	% Change
Kaplan University	65,643	67,794	(3)
KHE Campuses	31,058	37,093	(16)
	96,701	104,887	(8)

In response to newly enacted and proposed regulations, KHE has proactively implemented a number of marketing and admission changes, the effect of which raises student selectivity. New student enrollments at KHE declined 47% in the fourth quarter of 2010 compared to the same period of 2009, mostly due to these marketing and admission changes, along with overall weaker demand. New student enrollments were also adversely impacted by the number of students who did not continue beyond the risk-free period.

Kaplan University and KHE Campuses enrollments at December 31, 2010, and December 31, 2009, by degree and certificate programs are as follows:

	As of December 31,
	2010	2009
Certificate	23.6%	27.6%
Associate’s	33.8%	33.0%
Bachelor’s	35.1%	34.7%
Master’s	7.5%	4.7%
	100.0%	100.0%

KTP includes Kaplan’s standardized test preparation and tutoring offerings and other businesses. In the first quarter of 2010, the Company discontinued certain offerings of the K12 business; $7.8 million in severance, asset write-offs and other closure costs were recorded in connection with this plan. In the fourth quarter of 2009, a $4.6 million charge was recorded for product development and other write-downs at the K12 business. In the fourth quarter of 2010, KTP announced a plan to reorganize its business consistent with the migration of students to Kaplan’s online and hybrid test preparation offerings. In conjunction with this plan, in the fourth quarter of 2010, KTP began to reduce the number of leased test preparation centers and incurred $10.4 million in costs, mostly comprised of charges related to early lease termination and property, plant and equipment write-downs. The plan is expected to be largely completed by the end of 2011.

KTP revenue declined 4% in 2010; excluding acquisitions, KTP revenue declined 9%, due mostly to the termination of certain K12 offerings. Revenue at the traditional test preparation programs in 2010 was essentially flat. Strong enrollment increases, particularly in the pre-college and nursing programs, were offset by reduced prices for many programs related to increased competition and increased demand for lower priced online test preparation offerings.

KTP operating results were down in 2010 due to the termination of certain K12 offerings and $7.8 million in related closure costs in 2010, reduced prices at the traditional test preparation programs and higher spending to expand online offerings and innovate various programs, as well as $10.4 million in 2010 restructuring-related charges. KTP operating results in 2009 were also adversely affected by a $4.6 million charge at the K12 business for product development and other write-downs.

In March 2009, the Company approved a plan to close its Score tutoring centers. The Company recorded charges of $24.9 million in asset write-downs, lease terminations, severance and accelerated depreciation of fixed assets in the first half of 2009.

Kaplan International includes professional training and postsecondary education businesses outside the United States, as well as English-language programs. Kaplan International revenue increased 9% in 2010 and operating income rose 4% due to enrollment growth in the pathways and other higher education programs in the U.K. and Singapore. The rise in revenue is also due to increased English-language program revenue and favorable exchange rates in Australia and Singapore.

Kaplan Ventures is made up of a number of businesses in various stages of development that are managed separately from the other education businesses. Revenue at Kaplan Ventures increased 4% in 2010. Kaplan Ventures reported operating losses of $17.5 million in 2010, compared to operating losses of $9.3 million in 2009. The decline in results for 2010 is due to increased investment in certain developing business units. A goodwill impairment charge of $8.5 million was recorded at Kaplan in the third quarter of 2009 related to one of Kaplan Ventures’ businesses, as the book value of this business exceeded its estimated fair value.

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

Cable television division operating income in 2010 decreased to $163.9 million, from $169.1 million in 2009. The cable television division’s operating results in 2009 included a $7.7 million gain arising from changes to the cable television division retiree health care benefits program. Excluding this gain, the cable television division’s operating income in 2010 increased due to the division’s revenue growth, offset by increased technical and sales costs. Operating margin at the cable television division was 22% in 2010 and 23% in 2009.

At December 31, 2010, Primary Service Units (PSUs) were up 5% from the prior year due to growth in high-speed data and telephony subscribers, offset by a decrease in basic video subscribers. A summary of PSUs is as follows:

	As of December 31,
	2010	2009
Basic video	648,413	668,986
High-speed data	425,402	392,832
Telephony	153,044	109,619
Total	1,226,859	1,171,437

PSUs include about 6,300 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by various franchise agreements.

Below are details of the cable television division’s capital expenditures for 2010 and 2009 in the NCTA Standard Reporting Categories:

(in thousands)	2010	2009
Customer Premise Equipment	$22,413	$24,131
Commercial	1,338	―
Scaleable Infrastructure	50,458	23,938
Line Extensions	7,118	10,104
Upgrade/Rebuild	7,192	8,581
Support Capital	21,059	17,273
Total	$109,578	$84,027

Newspaper Publishing Division.  For most of the newspaper publishing division's print publications, operating results in 2010 included 52 weeks, compared to 53 weeks in 2009. Newspaper publishing division revenue in 2010 increased slightly to $680.4 million, from $679.3 million in 2009. Print advertising revenue at the Post in 2010 declined 6% to $297.9 million, from $317.0 million in 2009. The print revenue declines in 2010 are due to reductions in general, classified and retail advertising, along with one less week in 2010 versus 2009. Revenue generated by the Company's newspaper online publishing activities, primarily washingtonpost.com and Slate, increased 14% to $114.8 million, from $100.4 million in 2009. Display online advertising revenue grew 18% in 2010, and online classified advertising revenue on washingtonpost.com increased slightly in 2010. Daily circulation at the Post declined 7.5%, and Sunday circulation declined 8.2% in 2010. For 2010, average daily circulation at the Post totaled 550,900 (unaudited), and average Sunday circulation totaled 763,100 (unaudited).

As previously disclosed, the Post contributes to multiemployer plans on behalf of three union-represented employee groups. The Post has negotiated in collective bargaining the contractual right to withdraw from two of these plans; the right to withdraw from the CWA-ITU Negotiated Pension Plan (CWA-ITU Plan) was the subject of contract negotiations that reached an impasse. In July 2010, the Post notified the union and the CWA- ITU Plan of its unilateral withdrawal from the Plan, effective November 30, 2010. In connection with this action, the Post recorded a $20.4 million charge based on an estimate of the withdrawal liability.

As previously reported, the Post recorded early retirement program expense of $56.8 million in the second quarter of 2009, and Robinson Terminal Warehouse Corporation recorded early retirement program expense of $1.1 million in the third quarter of 2009. The costs of these early retirement programs are funded mostly from the assets of the Company's pension plans. Also as previously reported, the Post closed a printing plant in July 2009 and consolidated its printing operations. The Post also completed the consolidation of certain other operations in Washington, DC, in the first quarter of 2010. In connection with these activities, accelerated depreciation of $33.8 million was recorded in 2009, along with $3.9 million in shutdown costs and lease losses. An additional $3.1 million loss on an office lease was recorded by the Company in the first quarter of 2010.

The newspaper publishing division reported an operating loss of $9.8 million in 2010, compared to an operating loss of $163.5 million in 2009. Excluding the multiemployer pension plan charge, early retirement program expense and accelerated depreciation, operating results improved in 2010 due to expense reductions in payroll, newsprint, depreciation, bad debt and agency fees, and expense reductions at washingtonpost.com. Newsprint expense decreased 16% in 2010 due to a decline in newsprint consumption, offset by an increase in newsprint prices.

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

Other Businesses.  Other businesses includes the operating results of Avenue100 Media Solutions, the Company’s digital marketing business that sources leads for academic institutions and recruiting organizations, and other small businesses. In the third quarter of 2010, a goodwill and other intangible assets impairment charge of $27.5 million was recorded at Avenue100 Media Solutions.

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

Other Non-Operating Income (Expense).  The Company recorded other non-operating income, net, of $7.5 million in 2010, compared to other non-operating income, net, of $13.2 million in 2009. The 2010 non-operating income, net, included $6.7 million in unrealized foreign currency gains and other items. The 2009 non-operating income, net, included $16.9 million in unrealized foreign currency gains, offset by $3.8 million in impairment write-downs on cost method investments and other items. As noted above, a large part of the Company's non-operating income (expense) is from unrealized foreign currency gains or losses arising from the translation of British pound and Australian dollar denominated intercompany loans into U.S. dollars.

A summary of non-operating income (expense) for the years ended January 2, 2011 and January 3, 2010, is as follows:

(in thousands)	2010	2009
Foreign currency gains, net	$6,705	$16,871
Impairment write-downs on cost method investments	―	(3,800)
Other, net	810	126
Total	$7,515	$13,197

Net Interest Expense.  The Company incurred net interest expense of $27.9 million in 2010, compared to $29.0 million in 2009. At January 2, 2011, the Company had $399.7 million in borrowings outstanding at an average interest rate of 7.2%; at January 3, 2010, the Company had $399.3 million in borrowings outstanding at an average interest rate of 7.2%.

Income Taxes.  The effective tax rate for income from continuing operations in 2010 was 40.5%. This effective tax rate was adversely impacted by $16.8 million in valuation allowances provided against deferred income tax benefits where realization is doubtful, and $9.1 million from nondeductible goodwill in connection with an impairment charge recorded in the third quarter of 2010; these items were offset by permanent U.S. Federal tax benefit items and tax benefits from lower rates at jurisdictions outside the United States.

The effective tax rate for income from continuing operations in 2009 was 36.3%. This effective rate in 2009 was adversely impacted by $7.4 million in valuation allowances provided against deferred income tax benefits where realization is doubtful, and $3.3 million from nondeductible goodwill in connection with impairment charges recorded in 2009; these items were offset by favorable adjustments recorded for a reduction in state income taxes and for prior-year permanent U.S. Federal tax deductions.

Discontinued Operations.  In connection with the 2011 sales of KCS and KVE and the 2010 sales of Newsweek and Education Connection, the Company’s income from continuing operations for 2010 and 2009 excludes these businesses, which have been reclassified to discontinued operations, net of tax.

Under the terms of the Newsweek sale agreement in 2010, The Washington Post Company retained the pension assets and liabilities, certain employee obligations arising prior to the sale and other items. A loss of $11.5 million from the Newsweek sale is included in discontinued operations. Newsweek employees were participants in The Washington Post Company Retirement Plan, and Newsweek was historically allocated a net pension credit. Since this net pension credit will be included in income from continuing operations in the future, it has been excluded from the reclassification of Newsweek results to discontinued operations. The pension cost arising from early retirement programs at Newsweek, however, is included in discontinued operations.

FINANCIAL CONDITION: CAPITAL RESOURCES AND LIQUIDITY

Acquisitions and Dispositions.  The Company completed business acquisitions totaling approximately $136.5 million, $14.1 million and $26.1 million, in 2011, 2010 and 2009, respectively. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition.

During 2011, the Company completed five business acquisitions totaling approximately $136.5 million, including assumed debt of $5.5 million and other assumed liabilities. Kaplan acquired three businesses in its Kaplan International division, one business in its KHE division, and one business in its Kaplan Ventures division. These included the May 2011 acquisitions of Franklyn Scholar and Carrick Education Group, leading national providers of vocational training and higher education in Australia, and the June 2011 acquisition of Structuralia, a provider of e-learning for the engineering and infrastructure sector in Spain. The purchase price allocations mostly comprised goodwill, other intangible assets, and property, plant and equipment.

Kaplan completed the sales of KVE in July 2011 and KCS in October 2011, which were part of Kaplan Ventures and KHE, respectively. In April 2010, Kaplan completed the sale of Education Connection, which was part of Kaplan Ventures. Consequently, the Company’s income from continuing operations excludes results from these businesses, which have been reclassified to discontinued operations.

During 2010, the Company acquired six businesses for $14.1 million. Kaplan acquired two small businesses in its KTP division, one small business in its Ventures division and one small business in its International division. The Company made two small acquisitions in its cable television and other businesses divisions. The purchase price allocations for these acquisitions mostly comprised goodwill and other intangible assets.

In September 2010, the Company completed the sale of Newsweek. In December 2009, the Company completed the sale of Newsweek’s Budget Travel. Consequently, the Company’s income from continuing operations excludes magazine publishing division results, which have been reclassified to discontinued operations.

During 2009, the Company acquired three businesses for $26.1 million. Kaplan acquired one business in each of its International and KTP divisions, and the newspaper publishing division acquired a small publication. The purchase price allocations for these acquisitions mostly comprised goodwill and other intangible assets. Also in 2009, the Company recorded $3.2 million of additional purchase consideration in connection with the achievement of certain operating results by a company acquired in 2007 and allocated the additional purchase consideration to goodwill.

Capital expenditures.  During 2011, the Company’s capital expenditures totaled $216.4 million. The Company’s capital expenditures for businesses included in continuing operations for 2011, 2010 and 2009 are disclosed in Note 18 to the Consolidated Financial Statements. The Company estimates that its capital expenditures will be in the range of $220 million to $245 million in 2012.

Investments in Marketable Equity Securities.  At December 31, 2011, the fair value of the Company’s investments in marketable equity securities was $303.2 million, which includes $286.4 million in Berkshire Hathaway Inc. Class A and B common stock and $16.8 million in the common stock of Corinthian Colleges, Inc., a publicly traded education company.

At December 31, 2011, and January 2, 2011, the gross unrealized gain related to the Company’s Berkshire stock investment totaled $129.1 million and $143.4 million, respectively. During 2009, the Company invested $10.8 million in the Class B common stock of Berkshire.

At the end of the first quarter of 2011, the Company’s investment in Corinthian Colleges, Inc. had been in an unrealized loss position for over six months. The Company evaluated this investment for other-than-temporary impairment based on various factors, including the duration and severity of the unrealized loss, the reason for the decline in value and the potential recovery period, and the Company’s ability and intent to hold the investment. In the first quarter of 2011, the Company concluded the loss was other-than-temporary and recorded a $30.7 million write-down on the investment. The investment continued to decline, and in the third quarter of 2011, the Company recorded an additional $23.1 million write-down on the investment. The Company’s investment in Corinthian Colleges, Inc. accounted for $16.8 million of the total fair value of the Company’s investments in marketable equity securities at December 31, 2011.

Common Stock Repurchases and Dividend Rate.  During 2011, 2010 and 2009, the Company purchased a total of 644,948, 1,057,940 and 145,040 shares, respectively, of its Class B common stock at a cost of approximately $248.1 million, $404.8 million and $61.0 million, respectively. In September 2011, the Company’s Board of Directors authorized the Company to acquire up to 750,000 shares of its Class B common stock. The Company did not announce a ceiling price or a time limit for the purchases. The authorization included 43,573 shares that remained under the previous authorization. At December 31, 2011, the Company had remaining authorization from the Board of Directors to purchase up to 493,474 shares of Class B common stock. The annual dividend rate for 2012 was increased to $9.80 per share, from $9.40 per share in 2011 and $9.00 per share in 2010.

Liquidity.  During 2011, the Company’s borrowings, net of repayments, increased by $165.6 million and the Company’s cash and cash equivalents decreased by $56.6 million.

At December 31, 2011, the Company has $381.1 million in cash and cash equivalents, compared to $437.7 million at January 2, 2011. As of December 31, 2011, and January 2, 2011, the Company had money market investments of $180.1 million and $308.9 million, respectively, that are classified as cash, cash equivalents and restricted cash in the Company’s Consolidated Financial Statements. At December 31, 2011, the Company has approximately $18.0 million in cash and cash equivalents in countries outside the U.S. which is not immediately available for use in operations or for distribution.

On June 17, 2011, the Company terminated its U.S. $500 million five-year revolving credit agreement, dated as of August 8, 2006, among the Company, the lenders party thereto and Citibank, N.A. (the 2006 Credit Agreement), in connection with the entrance into a new revolving credit facility. No borrowings were outstanding under the 2006 Credit Agreement at the time of termination. On June 17, 2011, the Company entered into a credit agreement (the Credit Agreement) providing for a new U.S. $450 million, AUD 50 million four-year revolving credit facility (the Facility), with each of the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent (JP Morgan), and J.P. Morgan Australia Limited, as Australian Sub-Agent. This agreement supports the issuance of the Company’s commercial paper, but the Company may also draw on the facility for general corporate purposes. The Credit Agreement provides for an option to increase the total U.S. dollar commitments up to an aggregate amount of U.S. $700 million. The Facility will expire on June 17, 2015, unless the Company and the banks agree to extend the term.

On September 7, 2011, the Company borrowed AUD 50 million under its revolving credit facility. On the same date, the Company entered into interest rate swap agreements with a total notional value of AUD 50 million and a maturity date of March 7, 2015. These interest rate swap agreements will pay the Company variable interest on the AUD 50 million notional amount at the three-month bank bill rate, and the Company will pay the counterparties a fixed rate of 4.5275%. These interest rate swap agreements were entered into to convert the variable rate Australian dollar borrowing under the revolving credit facility into a fixed rate borrowing. Based on the terms of the interest rate swap agreements and the underlying borrowing, these interest rate swap agreements were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in other comprehensive income on the accompanying condensed consolidated balance sheets until earnings are affected by the variability of cash flows.

At December 31, 2011, and January 2, 2011, the Company had borrowings outstanding of $565.2 million and $399.7 million, respectively. The Company’s borrowings at December 31, 2011 are mostly from $400.0 million of 7.25% unsecured notes due February 1, 2019, $109.7 million in commercial paper borrowings and AUD 50 million under the Company’s revolving credit facility due March 7, 2015; the interest on $400.0 million of 7.25% unsecured notes is payable semiannually on February 1 and August 1. There were no commercial paper borrowings outstanding at January 2, 2011.

In May 2011, Standard & Poor’s placed the Company’s long-term corporate credit and senior unsecured ratings and short-term commercial paper rating on CreditWatch with negative implications. In August 2011, Standard & Poor’s lowered the Company’s long-term rating to “A-” from “A,” lowered the commercial paper rating to “A-2” from “A-1” and kept the ratings outlook at negative. In November 2011, Standard & Poor’s lowered the Company’s long-term corporate debt rating from “A-” to “BBB+” and changed the outlook from Negative to Stable. Standard & Poor’s kept the short-term rating unchanged at “A-2.” In September 2011, Moody’s placed the Company’s long-term debt rating and commercial paper rating on review for possible downgrade. In November 2011, Moody’s downgraded the Company’s senior unsecured rating from “A2” to “A3” and the commercial paper rating from “Prime-1” to “Prime-2.” The outlook was changed from Rating Under Review to Negative. The Company’s current credit ratings are as follows:

Standard
	Moody’s	& Poor’s
Long-term	A3	BBB+
Short-term	Prime-2	A-2

During 2011 and 2010, the Company had average borrowings outstanding of approximately $426.7 million and $399.5 million, respectively, at average annual interest rates of approximately 7.0% and 7.2%, respectively. The Company incurred net interest expense of $29.1 million and $27.9 million, respectively, during 2011 and 2010.

At December 31, 2011 and January 2, 2011, the Company had working capital of $250.1 million and $353.6 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.

The Company’s net cash provided by operating activities, as reported in the Company’s Consolidated Statements of Cash Flows, was $393.3 million in 2011, compared to $693.7 million in 2010.

The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and, to a lesser extent, commercial paper. In management’s opinion, the Company will have ample liquidity to meet its various cash needs in 2012.

The following reflects a summary of the Company’s contractual obligations as of December 31, 2011:

(in thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Debt and interest	$144,733	$31,750	$31,750	$81,750	$29,000	$472,500	$791,483
Programming purchase
commitments (1)	213,876	191,621	114,210	17,814	1,286	381	539,188
Operating leases	135,911	116,435	99,335	78,955	69,597	243,736	743,969
Other purchase obligations (2)	182,948	73,371	43,965	11,572	6,059	2,943	320,858
Long-term liabilities (3)	5,906	6,238	6,513	6,830	7,162	67,377	100,026
Total	$683,374	$419,415	$295,773	$196,921	$113,104	$786,937	$2,495,524

______________________________________________________________________________

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

Other.  The Company does not have any off-balance-sheet arrangements or financing activities with special-purpose entities (SPEs). Transactions with related parties, as discussed in Note 4 to the Company’s Consolidated Financial Statements, are in the ordinary course of business and are conducted on an arm’s-length basis.

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

An accounting policy is considered to be critical if it is important to the Company’s financial condition and results and if it requires management’s most difficult, subjective and complex judgments in its application. For a summary of all of the Company’s significant accounting policies, see Note 2 to the Company’s Consolidated Financial Statements.

Revenue Recognition, Trade Accounts Receivable, Sales Returns and Allowance for Doubtful Accounts. Education tuition revenue is recognized ratably over the period of instruction as services are delivered to students, net of any refunds, corporate discounts, scholarships and employee tuition discounts.

Starting in the fourth quarter of 2010, KHE implemented the Kaplan Commitment program, which provides first-time students with a risk-free trial period. Under the program, KHE also monitors academic progress and conducts academic assessments to help determine whether students are likely to be successful in their chosen course of study. Students who withdraw or are subject to academic dismissal during the risk-free trial period do not incur any significant financial obligation. In general, the risk-free period is approximately four weeks for diploma programs and five weeks for associate’s, bachelor’s and master’s degrees. The Company does not recognize revenues related to coursework until the students complete the risk-free period, meet the academic requirements and decide to continue with their studies, at which time the fees become fixed and determinable.

At KTP and Kaplan International, estimates of average student course length are developed for each course, along with estimates for the anticipated level of student drops and refunds from test performance guarantees, and these estimates are evaluated on an ongoing basis and adjusted as necessary. As Kaplan’s businesses and related course offerings have changed, including more online programs, the complexity and significance of management’s estimates have increased.

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

	December 31,	January 2,
(in millions)	2011	2011
Goodwill and indefinite-lived intangible assets	$1,945.6	$1,907.2
Total assets	$5,017.0	$5,158.4
Percentage of goodwill and indefinite-lived intangible assets to total assets	39%	37%

The Company performs its annual goodwill and intangible assets impairment test as of November 30. Goodwill and other intangible assets are reviewed for possible impairment between annual tests if an event occurred or circumstances changed that would more likely than not reduce the fair value of the reporting unit or other intangible assets below its carrying value.

Goodwill

The Company tests its goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. In the fourth quarter of 2011, the Company adopted new accounting guidance that allows for an initial assessment of qualitative factors to determine if it is necessary to perform the two-step goodwill impairment test. The Company tests goodwill for impairment using the two-step process if, based on its assessment of the qualitative factors, it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if it decides to bypass the qualitative assessment. The first step of the goodwill impairment test compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. This step is performed to identify potential impairment, which occurs when the carrying amount of the reporting unit exceeds its estimated fair value. The second step of the goodwill impairment test is only performed when there is a potential impairment and is performed to measure the amount of impairment loss at the reporting unit. During the second step, the Company allocates the estimated fair value of the reporting unit to all of the assets and liabilities of the unit (including any unrecognized intangible assets). The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The amount of the goodwill impairment is the difference between the carrying value of the reporting unit’s goodwill and the implied fair value determined during the second step.

In the third quarter of 2011, as a result of continued challenges facing the lead generation industry, the Company performed an interim review of the carrying value of goodwill and other intangible assets at its online lead generation business for possible impairment. The Company used a discounted cash flow model to determine the estimated fair value of the reporting unit. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine the reporting unit’s estimated fair value. The methodology used to estimate the fair value of the Company’s lead generation business reporting unit was consistent with the one used during the Company’s 2010 annual goodwill impairment test.

The key assumptions used by the Company were as follows:

•     Expected cash flows underlying the reporting unit’s business plans for the periods 2011 through 2015 were used. The expected cash flows took into account historical growth rates, forecasts and long-term business plans, but also included an estimate for the possible impact of newly enacted for-profit education regulations on the Company’s lead generation business.

•     Cash flows beyond 2015 were projected to grow at a long-term growth rate, which the Company estimated by considering historical market growth trends, anticipated reporting unit performance and expected market conditions.

•     The Company used a discount rate of 20.5% to risk adjust the cash flow projections in determining the estimated fair value. This took into account the Company’s assessment of the risks inherent in the future cash flows of the reporting unit and the weighted average cost of capital of market participants in businesses similar to the reporting unit.

The online lead generation reporting unit failed step one of the interim goodwill impairment review, and the Company performed a step two analysis. The Company recorded a goodwill impairment charge of $11.9 million related to the reporting unit. Following the impairment, the reporting unit had no goodwill remaining.

The Company had 16 reporting units as of December 31, 2011. The reporting units with significant goodwill balances as of December 31, 2011, were as follows, representing 97% of the total goodwill of the Company:

(in millions)	Goodwill
Education
Higher education	$409.1
Test preparation	152.2
Kaplan international	515.9
Cable television	85.5
Television broadcasting	203.2
Total	$1,365.9

As of November 30, 2011, in connection with the Company’s annual impairment testing, the Company assessed the qualitative factors to determine reporting units in which it was necessary to perform the two-step goodwill impairment process. The Company decided to perform the two-step goodwill impairment process at all reporting units with the exception of the television broadcasting reporting unit. The decision was based on a combination of events and circumstances present at the reporting units, including negative financial performance, sustained declines in share price of industry peers, market changes for products and services, regulatory challenges, and the possibility of disposal of some reporting units; and some instances where the Company decided to bypass the qualitative assessment.

The estimated fair value of the television broadcasting reporting unit exceeded its carrying value by a margin in excess of 100% as of November 30, 2010. The Company’s qualitative assessment indicated that it is not more likely than not that the estimated fair value of the reporting unit is less than its carrying amount considering all factors, including the reporting unit’s financial performance and conditions in the television broadcasting industry.

In connection with the Company’s reporting units where the two-step goodwill impairment process was performed, the Company used a discounted cash flow model, and where appropriate, a market value approach was also utilized to supplement the discounted cash flow model to determine the estimated fair value of its reporting units. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s estimated fair value. The methodology used to estimate the fair value of the Company’s reporting units on November 30, 2011, was consistent with the one used during the 2010 annual goodwill impairment test. The Company made changes to certain of its assumptions utilized in the discounted cash flow models for 2011 compared with the prior year due largely to the somewhat improved economic environment, newly enacted for-profit education regulations and their impact on the Company’s businesses. The key assumptions used by the Company were as follows:

•     Expected cash flows underlying the Company’s business plans for the periods 2012 through 2016 were used. The expected cash flows took into account historical growth rates, the effect of the improved economic outlook at some of the Company’s businesses, industry challenges, and an estimate for the possible impact of newly enacted for-profit education regulations. Expected cash flows also reflected the anticipated savings from restructuring plans at the newspaper publishing and certain education divisions’ reporting units, and other initiatives.

•     Cash flows beyond 2016 were projected to grow at a long-term growth rate, which the Company estimated between 1% and 3% for each reporting unit.

•     The Company used a discount rate of 8.0% to 22.5% to risk adjust the cash flow projections in determining the estimated fair value.

The fair value of each of the reporting units exceeded its respective carrying value as of November 30, 2011.

The estimated fair value of the KTP reporting unit exceeded its carrying value by a margin of 15% following a substantial decrease in its estimated fair value compared with the prior year. There exists a reasonable possibility that a decrease in the assumed projected cash flows or long-term growth rate, or an increase in the discount rate assumption used in the discounted cash flow model of this reporting unit, could result in an impairment charge.

The estimated fair value of the Company’s other reporting units with significant goodwill balances exceeded their respective carrying values by a margin in excess of 25%. While less likely, additional impairment charges could occur at these reporting units as well, given the inherent variability in projecting future operating performance.

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

The Company’s intangible assets with an indefinite life are principally from franchise agreements at its cable television division. These franchise agreements result from agreements the Company has with state and local governments that allow the Company to contract and operate a cable business within a specified geographic area. The Company expects its cable franchise agreements to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon, and the Company’s cable television division historically has obtained renewals and extensions of such agreements for nominal costs and without material modifications to the agreements. The franchise agreements represent 94% of the $530.6 million of indefinite-lived intangible assets of the Company as of December 31, 2011. The Company grouped the recorded values of its various cable franchise agreements into regional cable television systems or units of account.

The key assumptions used by the Company to determine the fair value of its franchise agreements as of November 30, 2011, the date of its annual impairment review, were as follows:

•     Expected cash flows underlying the Company’s business plans for the periods 2012 through 2021 were used, with the assumption that the only assets the unbuilt start-up cable television systems possess are the various franchise agreements. The expected cash flows took into account the estimated initial capital investment in the system region’s physical plant and related start-up costs, revenues, operating margins and growth rates. These cash flows and growth rates were based on forecasts and long-term business plans and take into account numerous factors, including historical experience, anticipated economic conditions, changes in the cable television systems’ cost structures, homes in each region’s service area, number of subscribers based on penetration of homes passed by the systems and expected revenues per subscriber.

•     Cash flows beyond 2021 were projected to grow at a long-term growth rate, which the Company estimated by considering historical market growth trends, anticipated cable television system performance and expected market conditions.

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

Pension Costs.  The Company sponsors a defined benefit pension plan for eligible employees in the U.S. Excluding special termination benefits, the Company’s net pension credit was $4.7 million, $3.9 million and $8.1 million for 2011, 2010 and 2009, respectively. The Company’s pension benefit obligation and related costs are actuarially determined and are impacted significantly by the Company’s assumptions related to future events, including the discount rate, expected return on plan assets and rate of compensation increases. The Company evaluates these critical assumptions at least annually, and periodically evaluates other assumptions involving demographic factors, such as retirement age, mortality and turnover, and updates them to reflect its experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

The Company assumed a 6.5% expected return on plan assets for fiscal year 2011, which is consistent with the expected return assumption for fiscal years 2010 and 2009. The Company’s actual return on plan assets was 14.7% in 2011, 20.3% in 2010 and 16.2% in 2009. The 10-year and 20-year actual returns on plan assets were 6.4% and 10.9%, respectively.

Accumulated and projected benefit obligations are measured as the present value of future cash payments. The Company discounts those cash payments using the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and decrease subsequent-year pension credits; higher discount rates decrease present values and increase subsequent-year pension credits. The Company’s discount rate at December 31, 2011, January 2, 2011 and January 3, 2010, was 4.7%, 5.6%, and 6.0%, respectively, reflecting market interest rates.

Changes in key assumptions for the Company’s pension plan would have the following effects on the 2011 pension credit:

•     Expected return on assets – Each 1% increase or decrease to the Company’s assumed expected return on plan assets would increase or decrease the pension credit by approximately $15 million.

•     Discount rate – Each 1% increase or decrease to the Company’s assumed discount rate would increase or decrease the pension credit by approximately $5 million.

The Company’s net pension (credit) cost includes an expected return on plan assets component, calculated using the expected return on plan assets assumption applied to a market-related value of plan assets. The market-related value of plan assets is determined using a five-year average market value method, which recognizes realized and unrealized appreciation and depreciation in market values over a five-year period. The value resulting from applying this method is adjusted, if necessary, such that it cannot be less than 80% or more than 120% of the market value of plan assets as of the relevant measurement date. As a result, year-to-year increases or decreases in the market-related value of plan assets impact the return on plan assets component of pension (credit) cost for the year.

At the end of each year, differences between the actual return on plan assets and the expected return on plan assets are combined with other differences in actual versus expected experience to form a net unamortized actuarial gain or loss in accumulated other comprehensive income. Only those net actuarial gains or losses in excess of the deferred realized and unrealized appreciation and depreciation are potentially subject to amortization. The types of items that generate actuarial gains and losses that may be subject to amortization in net periodic pension (credit) cost include the following:

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

Amortization of the unrecognized actuarial gain or loss is included as a component of expense for a year if the magnitude of the net unamortized gain or loss in accumulated other comprehensive income exceeds 10% of the greater of the benefit obligation or the market-related value of assets (10% corridor). The amortization component is equal to that excess divided by the average remaining service period of active employees expected to receive benefits under the plan. At the end of 2008, the Company had net unamortized actuarial losses in accumulated other comprehensive income potentially subject to amortization that were outside the 10% corridor that resulted in amortized losses of $40,000 being included in the 2009 pension cost. During 2009, there were pension asset gains that resulted in no net unamortized actuarial gains or losses in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, no amortized gain or loss amounts were included in the pension cost in 2010. During 2010, there were pension asset gains offset by a decrease in the discount rate that resulted in no net unamortized actuarial gains or losses in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, no amortized gain or loss amounts were included in the pension credit in 2011.

During 2011, there were pension asset gains and a further decrease in the discount rate. Primarily as a result of the decrease in the discount rate, the Company currently estimates that there will be net unamortized actuarial losses in accumulated other comprehensive income subject to amortization outside the corridor, and therefore, an amortized loss amount of $6.0 million is included in the estimated pension expense for 2012.

Overall, the Company estimates that it will record a net pension expense of approximately $9.0 million in 2012.

Note 13 to the Company’s Consolidated Financial Statements provides additional details surrounding pension costs and related assumptions.

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

As of December 31, 2011, the Company had state income tax net operating loss carryforwards of $669 million, which will expire at various dates from 2012 through 2031. Also at December 31, 2011, the Company had approximately $53.9 million of non-U.S. income tax loss carryforwards, of which $46.9 million may be carried forward indefinitely; $2.7 million of losses that, if unutilized, will expire in varying amounts through 2015; and $4.3 million of losses that, if unutilized, will start to expire after 2016. At December 31, 2011, the Company has established approximately $59.2 million in valuation allowances against deferred state and non-U.S. income taxes, net of U.S. Federal income taxes, as the Company believes that it is more likely than not that the benefit from certain state and non-U.S. net operating loss carryforwards and other deferred tax assets will not be realized. The Company has established valuation allowances against state income tax benefits recognized, without considering potentially offsetting deferred tax liabilities established with respect to prepaid pension cost and goodwill. Prepaid pension cost and goodwill have not been considered a source of future taxable income for realizing deferred tax benefits recognized since these temporary differences are not likely to reverse in the foreseeable future. The valuation allowances established against state and non-U.S. income tax benefits recorded may increase or decrease within the next 12 months, based on operating results, the market value of investment holdings or business and tax planning strategies; as a result, the Company is unable to estimate the potential tax impact, given the uncertain operating and market environment.

Recent Accounting Pronouncements.  See Note 2 to the Company’s Consolidated Financial Statements for a discussion of recent accounting pronouncements.

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on these criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of The Washington Post Company:

In our opinion, the consolidated financial statements referred to under Item 15 (1) on page 49 and listed in the index on page 51 present fairly, in all material respects, the financial position of The Washington Post Company and its subsidiaries at December 31, 2011 and January 2, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

February 29, 2012

THE WASHINGTON POST COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	December 31,	January 2,	January 3,
(in thousands, except per share amounts)	2011	2011	2010
Operating Revenues
Education	$2,465,048	$2,862,279	$2,576,162
Advertising	754,544	833,605	778,158
Circulation and subscriber	856,457	857,290	845,848
Other	138,784	130,867	125,872
	4,214,833	4,684,041	4,326,040
Operating Costs and Expenses
Operating	1,973,168	1,931,576	1,879,214
Selling, general and administrative	1,652,052	1,888,954	1,831,716
Depreciation of property, plant and equipment	253,373	246,630	290,609
Amortization of intangible assets	28,359	26,742	25,610
Impairment of goodwill and other intangible assets	11,923	27,477	8,492
	3,918,875	4,121,379	4,035,641
Income from Operations	295,958	562,662	290,399
Equity in earnings (losses) of affiliates, net	5,949	(4,133)	(29,421)
Interest income	4,147	2,576	2,597
Interest expense	(33,226)	(30,503)	(31,565)
Other (expense) income, net	(55,200)	7,515	13,197
Income from Continuing Operations Before Income Taxes	217,628	538,117	245,207
Provision for Income Taxes	96,300	218,000	89,000
Income from Continuing Operations	121,328	320,117	156,207
Loss from Discontinued Operations, Net of Tax	(4,171)	(42,097)	(65,007)
Net Income	117,157	278,020	91,200
Net (Income) Loss Attributable to Noncontrolling Interests	(7)	94	1,574
Net Income Attributable to The Washington Post Company	117,150	278,114	92,774
Redeemable Preferred Stock Dividends	(917)	(922)	(928)
Net Income Attributable to The Washington Post Company Common Stockholders	$116,233	$277,192	$91,846
Amounts Attributable to The Washington Post Company Common Stockholders
Income from continuing operations	$120,404	$319,289	$156,853
Loss from discontinued operations, net of tax	(4,171)	(42,097)	(65,007)
Net income attributable to The Washington Post Company common stockholders	$116,233	$277,192	$91,846
Per Share Information Attributable to The Washington Post Company Common Stockholders
Basic income per common share from continuing operations	$15.23	$35.77	$16.70
Basic loss per common share from discontinued operations	(0.53)	(4.71)	(6.92)
Basic net income per common share	$14.70	$31.06	$9.78
Basic average number of common shares outstanding	7,826	8,869	9,332
Diluted income per common share from continuing operations	$15.23	$35.75	$16.70
Diluted loss per common share from discontinued operations	(0.53)	(4.71)	(6.92)
Diluted net income per common share	$14.70	$31.04	$9.78
Diluted average number of common shares outstanding	7,905	8,931	9,392

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	December 31,	January 2,	January 3,
(in thousands)	2011	2011	2010
Net Income	$117,157	$278,020	$91,200
Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(21,375)	10,994	33,550
Change in unrealized (loss) gain on available-for-sale securities	(37,709)	(12,974)	9,742
Pension and other postretirement plan adjustments	(18,395)	126,471	130,492
Cash flow hedge, net change	14	―	―
Less reclassification adjustment for write-down on available-for-sale security included
in net income	53,794	―	―
	(23,671)	124,491	173,784
Income tax benefit (expense) related to other comprehensive (loss) income	6,861	(46,864)	(58,592)
	(16,810)	77,627	115,192
Comprehensive Income	100,347	355,647	206,392
Comprehensive (income) loss attributable to noncontrolling interests	(126)	(13)	1,574
Total Comprehensive Income Attributable to The Washington Post Company	$100,221	$355,634	$207,966

See accompanying Notes to Consolidated Financial Statements.

THE WASHINGTON POST COMPANY
CONSOLIDATED BALANCE SHEETS

	As of
	December 31,	January 2,
(In thousands, except share amounts)	2011	2011
Assets
Current Assets
Cash and cash equivalents	$381,099	$437,740
Restricted cash	25,287	31,138
Investments in marketable equity securities and other investments	338,674	373,750
Accounts receivable, net	392,725	397,024
Income taxes receivable	16,990	33,307
Deferred income taxes	13,343	15,318
Inventories	6,571	4,984
Other current assets	70,936	68,637
Total Current Assets	1,245,625	1,361,898
Property, Plant and Equipment, Net	1,152,390	1,200,726
Investments in Affiliates	17,101	31,637
Goodwill, Net	1,414,997	1,376,357
Indefinite-Lived Intangible Assets, Net	530,641	530,816
Amortized Intangible Assets, Net	54,622	61,242
Prepaid Pension Cost	537,262	538,753
Deferred Charges and Other Assets	64,348	56,938
Total Assets	$5,016,986	$5,158,367

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$495,041	$626,188
Deferred revenue	387,532	379,089
Short-term borrowings	112,983	3,000
Total Current Liabilities	995,556	1,008,277
Postretirement Benefits Other Than Pensions	67,864	64,342
Accrued Compensation and Related Benefits	228,304	231,034
Other Liabilities	107,741	119,036
Deferred Income Taxes	545,361	506,405
Long-Term Debt	452,229	396,650
Total Liabilities	2,397,055	2,325,744
Commitments and Contingencies (Notes 15 and 16)
Redeemable Noncontrolling Interest	6,740	6,733
Redeemable Preferred Stock, Series A, $1 par value, with a redemption and liquidation value of
$1,000 per share; 23,000 shares authorized; 11,295 and 11,526 shares issued and outstanding	11,295	11,526
Preferred Stock, $1 par value; 977,000 shares authorized, none issued	―	―
Common Stockholders’ Equity
Common stock
Class A Common stock, $1 par value; 7,000,000 shares authorized; 1,229,383 and 1,240,883
shares issued and outstanding	1,229	1,241
Class B Common stock, $1 par value; 40,000,000 shares authorized; 18,770,617 and
18,759,117 shares issued; 6,361,617 and 6,952,973 shares outstanding	18,771	18,759
Capital in excess of par value	252,767	249,719
Retained earnings	4,561,989	4,520,332
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	21,338	37,606
Unrealized gain on available-for-sale securities	80,358	70,707
Unrealized gain on pensions and other postretirement plans	63,625	73,826
Cash flow hedge	8	―
Cost of 12,409,000 and 11,806,144 shares of Class B common stock held in treasury	(2,398,189)	(2,157,826)
Total Equity	2,601,896	2,814,364
Total Liabilities and Equity	$5,016,986	$5,158,367

See accompanying Notes to Consolidated Financial Statements.

THE WASHINGTON POST COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 31,	January 2,	January 3,
(In thousands)	2011	2011	2010
Cash Flows from Operating Activities
Net income	$117,157	$278,020	$91,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	255,975	252,457	295,871
Amortization of intangible assets	30,333	27,191	26,642
Goodwill and other long-lived asset impairment charges	11,923	27,477	25,387
Net pension benefit	(4,726)	(3,863)	(8,069)
Multiemployer pension plan withdrawal charge	2,415	20,355	―
Early retirement program expense	634	―	64,541
Foreign exchange loss (gain)	3,263	(6,705)	(16,871)
Net (gain) loss on sales of businesses	(2,975)	11,824	(2,253)
Loss on write-down of a marketable equity security	53,793	―	―
Equity in (earnings) losses of affiliates, including impairment charges, net of distributions	5,492	4,133	30,072
Provision for deferred income taxes	42,265	37,056	33
Net loss on sale or write-down of property, plant and equipment and other assets	9,294	15,094	23,524
Change in assets and liabilities:
Decrease in accounts receivable, net	27,895	14,648	55,970
(Increase) decrease in inventories	(1,587)	8,571	24,195
(Decrease) increase in accounts payable and accrued liabilities	(126,771)	40,892	831
(Decrease) increase in deferred revenue	(9,186)	(10,410)	25,178
Decrease (increase) in Income taxes receivable	16,002	(41,398)	534
(Increase) decrease in other assets and other liabilities, net	(37,748)	18,251	17,198
Other	(157)	123	(2,597)
Net cash provided by operating activities	393,291	693,716	651,386

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(216,381)	(243,712)	(257,758)
Investments in certain businesses, net of cash acquired	(83,699)	(13,345)	(26,133)
Net proceeds from sales of businesses, property, plant and equipment and other assets	49,157	39,007	4,788
Purchases of marketable equity securities and other investments	(8,165)	(8,070)	(10,520)
Other	(1,640)	16,248	8,496
Net cash used in investing activities	(260,728)	(209,872)	(281,127)

Cash Flows from Financing Activities
Common shares repurchased	(248,055)	(404,816)	(60,956)
Issuance (repayment) of commercial paper, net	109,671	―	(149,983)
Dividends paid	(75,493)	(82,090)	(81,772)
Issuance of debt	52,476	―	395,225
Principal payments on debt	(1,285)	―	(400,868)
Other	(24,275)	(4,266)	5,079
Net cash used in financing activities	(186,961)	(491,172)	(293,275)
Effect of Currency Exchange Rate Change	(2,243)	2,509	8,573
Net (Decrease) Increase in Cash and Cash Equivalents	(56,641)	(4,819)	85,557
Cash and Cash Equivalents at Beginning of Year	437,740	442,559	357,002
Cash and Cash Equivalents at End of Year	$381,099	$437,740	$442,559
Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$38,500	$213,000	$58,900
Interest	$32,650	$30,500	$26,600

See accompanying Notes to Consolidated Financial Statements.

THE WASHINGTON POST COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

							Unrealized
					Cumulative	Unrealized	Gain (Loss)
					Foreign	Gain (Loss)	on Pensions
	Class A	Class B	Capital in		Currency	on Available-	and Other	Cash
	Common	Common	Excess of	Retained	Translation	for-Sale	Postretirement	Flow	Treasury	Noncontrolling
(in thousands)	Stock	Stock	Par Value	Earnings	Adjustment	Securities	Plans	Hedge	Stock	Interest

Balance, December 28, 2008	$1,292	$18,708	$232,201	$4,313,287	$(3,412)	$72,646	$(79,914)	$-	$(1,697,268)	$885
Net income for the year				91,200
Net loss attributable
to noncontrolling interest				141						(141)
Net loss attributable to redeemable
noncontrolling interest				1,433
Dividends paid on common stock				(80,844)
Dividends paid on
redeemable preferred stock				(928)
Repurchase of Class B common stock									(60,956)
Issuance of Class B common stock,
net of restricted stock award forfeitures			(7,677)						7,538
Amortization of unearned stock
compensation and stock option expense			9,346
Change in foreign currency translation
adjustment (net of taxes)					30,422
Change in unrealized
gain on available-for-sale
securities (net of taxes)						5,846
Adjustment for pensions and other
postretirement plans (net of taxes)							78,924
Taxes arising from employee stock plans			(1,719)
Other			9,284							(273)
Balance, January 3, 2010	1,292	18,708	241,435	4,324,289	27,010	78,492	(990)	-	(1,750,686)	471

Net income for the year				278,020
Net income attributable
to noncontrolling interest				(44)						44
Net loss attributable to redeemable
noncontrolling interest				138
Dividends paid on common stock				(81,168)
Dividends paid on redeemable
preferred stock				(922)
Repurchase of Class B common stock									(404,816)
Forfeitures of restricted stock, net of
issuance of Class B common stock			597						(2,324)
Amortization of unearned stock
compensation and stock option expense			8,054
Change in foreign currency translation
adjustment (net of taxes)					10,596
Change in unrealized gain on available-
for-sale securities (net of taxes)						(7,785)
Adjustment for pensions and other
postretirement plans (net of taxes)							74,816
Conversion of Class A common stock
to Class B common stock	(51)	51
Taxes arising from employee stock plans			(348)
Other			(19)	19						(515)
Balance, January 2, 2011	1,241	18,759	249,719	4,520,332	37,606	70,707	73,826	-	(2,157,826)	-

Net income for the year				117,157
Net income attributable to redeemable
noncontrolling interest				(7)
Dividends paid on common stock				(74,576)
Dividends paid on redeemable
preferred stock				(917)
Repurchase of Class B common stock									(248,055)
Issuance of Class B common stock,
net of restricted stock award forfeitures			(8,040)						7,692
Amortization of unearned stock
compensation and stock option expense			11,789
Change in foreign currency translation
adjustment (net of tax)					(16,268)
Change in unrealized gain on available-
for-sale securities (net of taxes)						9,651
Adjustment for pensions and other
postretirement plans (net of taxes)							(10,201)
Conversion of Class A common stock
to Class B common stock	(12)	12
Taxes arising from employee stock plans			(701)
Cash flow hedge								8
Balance, December 31, 2011	$1,229	$18,771	$252,767	$4,561,989	$21,338	$80,358	$63,625	$8	$(2,398,189)	$-

See accompanying Notes to Consolidated Financial Statements.

THE WASHINGTON POST COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND NATURE OF OPERATIONS

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

Education—Kaplan, Inc. provides an extensive range of educational services for students and professionals. Kaplan’s various businesses comprise four categories: Higher Education, Test Preparation, Kaplan International and Kaplan Ventures.

Media—The Company’s diversified media operations consist of cable television operations, newspaper publishing and television broadcasting.

Cable television.  Cable ONE provides cable services that include basic video, digital video, high-speed data and telephone service in the midwestern, western and southern states of the United States.

Newspaper publishing.  Washington Post Media publishes The Washington Post (the Post), which is the largest and most widely circulated morning daily and Sunday newspaper, primarily distributed by home delivery in the Washington, DC, metropolitan area (including large portions of Maryland and northern Virginia). Washington Post Media also produces washingtonpost.com, an Internet site that features news and information products, as well as the full editorial content of the Post. Through the Company’s other newspaper publishing businesses, the Company also publishes weekly publications and tabloids distributed within the Washington, DC, metropolitan area and elsewhere, and produces other websites.

Television broadcasting.  The Company owns six VHF television stations located in Houston, TX; Detroit, MI; Miami, FL; Orlando, FL; San Antonio, TX; and Jacksonville, FL. Other than the Company’s Jacksonville station, WJXT, the Company’s television stations are affiliated with one of the major national networks.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year—In 2011, the Company changed its fiscal year from a 52 to 53-week fiscal year ending on the Sunday nearest December 31 to a quarterly month end, with the new fiscal year ending on December 31 of each year. Fiscal year 2011, which ended on December 31, 2011, included approximately 52 weeks. The fiscal years 2010 and 2009, which ended on January 2, 2011, and January 3, 2010, respectively, included 52 and 53 weeks, respectively. Subsidiaries of the Company report on a calendar-year basis, with the exception of most of the newspaper publishing operations, which report on a 52 to 53-week fiscal year ending on the Sunday nearest December 31.

Basis of Presentation and Principles of Consolidation—The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States and include the assets, liabilities, results of operations and cash flows of the Company and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications—Certain amounts in previously issued financial statements have been reclassified to conform with the 2011 presentation, which includes the reclassification of the results of operations of certain Kaplan businesses as discontinued operations for all periods presented.

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

Restricted Cash—Restricted cash represents amounts held for students that were received from U.S. Federal and state governments under various aid grant and loan programs, such as Title IV of the U.S. Federal Higher Education Act of 1965, as amended, that the Company is required to maintain pursuant to U.S. Department of Education and other regulations. Restricted cash also includes certain funds that the Company may be required to return if a student who receives Title IV program funds withdraws from a program.

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

Fair Value of Financial Instruments—The carrying amounts reported in the Company’s Consolidated Financial Statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, the current portion of deferred revenue and the current portion of debt approximate fair value because of the short-term nature of these financial instruments. The fair value of long-term debt is determined based on a number of observable inputs, including the current market activity of the Company’s publicly traded notes, trends in investor demands and market values of comparable publicly traded debt. The fair value of the interest rate hedge is determined based on a number of observable inputs, including time to maturity and market interest rates.

Inventories—Inventories are stated at the lower of cost or current market value. Cost of newsprint is determined on the first-in, first-out (FIFO) method.

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

Goodwill and Other Intangible Assets—Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company’s intangible assets with an indefinite life are principally from franchise agreements at its cable television division, as the Company expects its cable franchise agreements to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon, and the Company’s cable television division historically has obtained renewals and extensions of such agreements for nominal costs and without any material modifications to the agreements. Amortized intangible assets are primarily student and customer relationships, noncompete agreements, trademarks and databases, with amortization periods up to 10 years.

The Company reviews goodwill and indefinite-lived intangible assets at least annually, as of November 30, for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company tests its goodwill and indefinite-lived intangible assets at the reporting unit level, which is an operating segment or one level below an operating segment. In reviewing the carrying value of indefinite-lived intangible assets at the cable television division, the Company aggregates its cable systems on a regional basis. The Company initially assesses qualitative factors to determine if it is necessary to perform the two-step goodwill impairment review. The Company reviews the goodwill for impairment using the two-step process if, based on its assessment of the qualitative factors, it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or if it decides to bypass the qualitative assessment. The Company reviews the carrying value of goodwill and indefinite-lived intangible assets utilizing a discounted cash flow model, and, where appropriate, a market value approach is also utilized to supplement the discounted cash flow model. The Company makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s estimated fair value. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges.

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

Education revenues.  Tuition revenue is recognized ratably over the period of instruction as services are delivered to students, net of any refunds, corporate discounts, scholarships and employee tuition discounts. At Kaplan’s Test Preparation (KTP) and International divisions, estimates of average student course length are developed for each course, and these estimates are evaluated on an ongoing basis and adjusted as necessary. Online access revenue is recognized ratably over the period of access. Course material revenue is recognized over the same period as the tuition or online access, if related, or when the products are delivered, if not related. Other revenues, such as student support services, are recognized when the services are provided.

Starting in the fourth quarter of 2010, Kaplan Higher Education (KHE) implemented the Kaplan Commitment program, which provides first-time students with a risk-free trial period. Under the program, KHE also monitors academic progress and conducts academic assessments to help determine whether students are likely to be successful in their chosen course of study. Students who withdraw or are subject to academic dismissal during the risk-free trial period do not incur any significant financial obligation. In general, the risk-free period is approximately four weeks for diploma programs and five weeks for associate’s, bachelor’s and master’s degrees. The Company does not recognize revenues related to coursework until the students complete the risk-free period, meet the academic requirements and decide to continue with their studies, at which time the fees become fixed and determinable.

Cable television revenues.  Cable television revenues are primarily derived from subscriber fees for video, high-speed Internet and phone services, and from advertising. Cable subscriber revenue is recognized monthly as services are delivered. Advertising revenue is recognized when the commercials or programs are aired.

Newspaper publishing and television broadcasting revenues.  Media advertising revenues are recognized, net of agency commissions, when the underlying advertisement is published or broadcast. Revenues from newspaper subscriptions and retail sales are recognized upon the later of delivery or publication date, with adequate provision made for anticipated sales returns.

Sales returns.  Consistent with industry practice, certain of the Company’s products, such as newspapers, are sold with the right of return. The Company records, as a reduction of revenue, the estimated impact of such returns. The Company bases its estimates for sales returns on historical experience and has not experienced significant fluctuations between estimated and actual return activity.

Deferred revenue.  Amounts received from customers in advance of revenue recognition are deferred as liabilities. Deferred revenue to be earned after one year is included in other liabilities in the Company’s Consolidated Financial Statements.

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

Self-Insurance—The Company uses a combination of insurance and self-insurance for a number of risks, including claims related to employee health care and dental care, disability benefits, workers’ compensation, general liability, property damage and business interruption. Liabilities associated with these plans are estimated based on, among other things, the Company’s historical claims experience, severity factors and other actuarial assumptions. The expected loss accruals are based on estimates, and while the Company believes that the amounts accrued are adequate, the ultimate loss may differ from the amounts provided.

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

Foreign Currency Translation—Income and expense accounts of the Company’s non-U.S. operations where the local currency is the functional currency are translated into U.S. dollars using the current rate method, whereby operating results are converted at the average rate of exchange for the period, and assets and liabilities are converted at the closing rates on the period end date. Gains and losses on translation of these accounts and the Company’s equity investment in its non-U.S. affiliates are accumulated and reported as a separate component of equity and other comprehensive income. Gains and losses on foreign currency transactions, including foreign currency denominated intercompany loans on entities with a functional currency in U.S. dollars, are recognized in the Consolidated Statements of Operations.

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

Earnings Per Share—Earnings per share is calculated under the two-class method. Under the two-class method, the Company treats restricted stock as a participating security due to its nonforfeitable right to dividends. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated similarly except that the computation includes the dilutive effect of the assumed exercise of options and restricted stock issuable under the Company’s stock plans.

Comprehensive Income—Comprehensive income consists of net income, foreign currency translation adjustments, the change in unrealized gains (losses) on investments in marketable equity securities, net changes in cash flow hedge, and pension and other postretirement plan adjustments.

Discontinued Operations—A business is classified as a discontinued operation when (i) the operations and cash flows of the business can be clearly distinguished and have been or will be eliminated from the Company’s ongoing operations; (ii) the business has either been disposed of or is classified as held for sale; and (iii) the Company will not have any significant continuing involvement in the operations of the business after the disposal transaction. The results of discontinued operations (as well as the gain or loss on the disposal) are aggregated and separately presented in the Company’s Consolidated Statements of Operations, net of income taxes.

Recently Adopted and Issued Accounting Pronouncements—In October 2009, the Financial Accounting Standards Board (FASB) issued new guidance that modifies the fair value requirement of multiple element revenue arrangements. The new guidance allows the use of the "best estimate of selling price" in addition to vendor-specific objective evidence (VSOE) and third-party evidence (TPE) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. The guidance requires expanded qualitative and quantitative disclosures and is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The implementation of this guidance in the first quarter of 2011 did not have a material impact on the Consolidated Financial Statements of the Company.

In January 2010, the FASB issued additional disclosure requirements for fair value measurements. One of the fair value disclosure amendments requires more detailed disclosures of the changes in Level 3 instruments. This change became effective for interim and annual periods beginning after December 15, 2010, and did not impact the Consolidated Financial Statements of the Company.

In June 2011, the FASB issued an amended standard to increase the prominence of items reported in other comprehensive income. The amendment eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires that all changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the amendment requires companies to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendment does not affect how earnings per share is calculated or presented. This amendment is effective for interim and fiscal years beginning after December 15, 2011 and must be applied retrospectively. In December 2011, the FASB deferred the requirements related to the presentation of reclassification adjustments until further deliberations have taken place. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of the June 2011 amended standard. The amended standard will not impact the Company's financial position or results of operations.

In September 2011, the FASB issued new guidance that amends the current goodwill impairment testing process. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The new guidance is effective for goodwill and interim impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted if an entity's financial statements for the most recent period have not yet been issued. The Company early adopted this guidance at the beginning of the fourth quarter of 2011.

3.    DISCONTINUED OPERATIONS

In October 2011, Kaplan completed the sale of Kaplan Compliance Solutions (KCS). Under the terms of the asset purchase agreement, the buyer received KCS’ net working capital, tangible and intangible assets and assumed certain liabilities. The Company recorded an after-tax gain on the transaction of $1.5 million, which is included in loss from discontinued operations, net of tax in the Company's Consolidated Statement of Operations for fiscal year 2011. In July 2011, Kaplan completed the sale of Kaplan Virtual Education (KVE). Under the terms of the asset purchase agreement, the buyer received KVE’s intellectual property, education programs and selected other long-lived assets. The Company recorded an after-tax loss on the transaction of $1.2 million, which is included in loss from discontinued operations, net of tax in the Company's Consolidated Statement of Operations for fiscal year 2011.

In April 2010, Kaplan completed the sale of Education Connection and in September 2010, the Company completed the sale of Newsweek magazine. The results of operations of KCS, KVE, Education Connection and the magazine publishing division for fiscal years 2011, 2010 and 2009, where applicable, are included in the Company’s Consolidated Statements of Operations as loss from discontinued operations, net of tax. All corresponding prior period operating results presented in the Company’s Consolidated Financial Statements and the accompanying notes have been reclassified to reflect the discontinued operations presented. The Company did not reclassify its Consolidated Statements of Cash Flows or prior year Consolidated Balance Sheet to reflect the discontinued operations.

Newsweek employees were participants in The Washington Post Company Retirement Plan, and the Company had historically allocated Newsweek a net pension credit for segment reporting purposes. Since the associated pension assets and liabilities were retained by the Company, the associated credits of $25.8 million and $34.6 million, respectively, for fiscal years 2010 and 2009 have been excluded from the reclassification of Newsweek results to discontinued operations. Pension cost arising from early retirement programs at Newsweek, however, is included in discontinued operations (see Note 13). In fiscal year 2010, Newsweek recorded $4.7 million in accelerated depreciation and property, plant, and equipment write-downs in anticipation of the sale.

The summarized loss from discontinued operations, net of tax, for the years ended December 31, 2011, January 2, 2011 and January 3, 2010 follows:

(in thousands)	2011	2010	2009
Operating revenues	$34,769	$133,013	$243,691
Operating costs and expenses	42,133	176,454	340,098
Loss from discontinued operations	(7,364)	(43,441)	(96,407)
Benefit from income taxes	(2,834)	(16,369)	(31,400)
Net loss from discontinued operations	(4,530)	(27,072)	(65,007)
Gain (loss) on sale of discontinued operations	2,975	(9,156)	―
Provision for income taxes on sale of discontinued operations	2,616	5,869	―
Loss from discontinued operations, net of tax	$(4,171)	$(42,097)	$(65,007)

4.    INVESTMENTS

Investments in Marketable Equity Securities.  Investments in marketable equity securities at December 31, 2011, and January 2, 2011 consist of the following:

(in thousands)	2011	2010
Total cost	$169,271	$223,064
Net unrealized gains	133,930	117,846
Total fair value	$303,201	$340,910

At December 31, 2011, and January 2, 2011, the Company owned 2,214 shares of Berkshire Hathaway Inc. ("Berkshire") Class A common stock and 424,250 shares of Berkshire Class B common stock, respectively. The Company's ownership of Berkshire accounted for $286.4 million, or 94%, and $300.7 million, or 88%, of the total fair value of the Company's investments in marketable equity securities at December 31, 2011 and January 2, 2011, respectively.

Berkshire is a holding company owning subsidiaries engaged in a number of diverse business activities, the most significant of which consists of property and casualty insurance businesses conducted on both a direct and reinsurance basis. Berkshire also owns approximately 23% of the common stock of the Company. The chairman, chief executive officer and largest shareholder of Berkshire, Mr. Warren Buffet, was a member of the Company’s Board of Directors until May 2011, at which time Mr. Buffet retired from the Company’s Board. The Company's investment in Berkshire common stock is less than 1% of the consolidated equity of Berkshire. At December 31, 2011 and January 2, 2011, the unrealized gain related to the Company's Berkshire stock investment totaled $129.1 million and $143.4 million, respectively.

At the end of the first quarter of 2011, the Company’s investment in Corinthian Colleges, Inc. had been in an unrealized loss position for over six months. The Company evaluated this investment for other-than-temporary impairment based on various factors, including the duration and severity of the unrealized loss, the reason for the decline in value and the potential recovery period, and the Company’s ability and intent to hold the investment. In the first quarter of 2011, the Company concluded the loss was other-than-temporary and recorded a $30.7 million write-down of the investment. The investment continued to decline, and in the third quarter of 2011, the Company recorded an additional $23.1 million write-down of the investment. The Company’s investment in Corinthian Colleges, Inc. accounted for $16.8 million of the total fair value of the Company’s investments in marketable equity securities at December 31, 2011.

There were no new investments or sales of marketable equity securities in 2011 and 2010. During 2009, the Company invested $10.8 million in the Class B common stock of Berkshire. There were no sales of marketable equity securities during 2011, 2010 and 2009.

Investments in Affiliates.  At the end of 2011, the Company's investments in affiliates include a 49% interest in the common stock of Bowater Mersey Paper Company Limited, which owns and operates a newsprint mill in Nova Scotia. The Company also holds a 16.5% interest in Classified Ventures, LLC, which owns and operates several leading businesses in the online classified advertising space, and several other investments.

In the third quarter of 2011 and the third quarter of 2009, the Company recorded impairment charges of $9.2 million and $27.4 million on the Company’s interest in Bowater Mersey Paper Company, respectively, as a result of the challenging economic environment for newsprint producers. An additional $1.6 million impairment loss was recorded in 2009.

5.    ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts receivable at December 31, 2011 and January 2, 2011 consist of the following:

(in thousands)	2011	2010
Trade accounts receivable, less estimated returns, doubtful accounts and allowances
of $50,225 and $70,181	$375,577	$379,480
Other accounts receivable	17,148	17,544
	$392,725	$397,024

The changes in allowance for doubtful accounts and returns and allowance for advertising rate adjustments and discounts during 2011, 2010 and 2009 were as follows:

		Additions –		Balance
	Balance at	Charged to		at
	Beginning	Costs and		End of
(in thousands)	of Period	Expenses	Deductions	Period
Year Ended December 31, 2011
Allowance for doubtful accounts and returns	$67,007	$61,327	$(80,135)	$48,199
Allowance for advertising rate adjustments and
discounts	3,174	11,868	(13,016)	2,026
	$70,181	$73,195	$(93,151)	$50,225
Year Ended January 2, 2011
Allowance for doubtful accounts and returns	$98,286	$137,888	$(169,167)	$67,007
Allowance for advertising rate adjustments and discounts	8,495	12,216	(17,537)	3,174
	$106,781	$150,104	$(186,704)	$70,181
Year Ended January 3, 2010
Allowance for doubtful accounts and returns	$95,425	$168,455	$(165,594)	$98,286
Allowance for advertising rate adjustments and discounts	9,228	24,208	(24,941)	8,495
	$104,653	$192,663	$(190,535)	$106,781

The reduced activity for 2011 and 2010 in the table above is largely due to the sale of Newsweek on September 30, 2010.

Accounts payable and accrued liabilities at December 31, 2011 and January 2, 2011 consist of the following:

(in thousands)	2011	2010
Accounts payable and accrued liabilities	$333,282	$430,119
Accrued compensation and related benefits	161,759	196,069
	$495,041	$626,188

Cash overdrafts of $2.1 million and $26.2 million are included in accounts payable and accrued liabilities at December 31, 2011 and January 2, 2011, respectively.

6.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2011 and January 2, 2011 consist of the following:

(in thousands)	2011	2010
Land	$41,093	$41,145
Buildings	350,939	350,051
Machinery, equipment and fixtures	2,479,823	2,401,128
Leasehold improvements	304,421	308,863
Construction in progress	95,173	91,330
	3,271,449	3,192,517
Less accumulated depreciation	(2,119,059)	(1,991,791)
	$1,152,390	$1,200,726

Depreciation expense was $253.4 million, $246.6 million and $290.6 million in 2011, 2010 and 2009, respectively.

7.    ACQUISITIONS AND DISPOSITIONS

The Company completed business acquisitions totaling approximately $136.5 million, $14.1 million and $26.1 million, in 2011, 2010 and 2009, respectively. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition.

During 2011, the Company completed five business acquisitions totaling approximately $136.5 million, including assumed debt of $5.5 million and other assumed liabilities. Kaplan acquired three businesses in its Kaplan International division, one business in its KHE division, and one business in its Kaplan Ventures division. These included the May 2011 acquisitions of Franklyn Scholar and Carrick Education Group, leading national providers of vocational training and higher education in Australia, and the June 2011 acquisition of Structuralia, a provider of e-learning for the engineering and infrastructure sector in Spain. The purchase price allocations mostly comprised goodwill, other intangible assets, and property, plant and equipment.

Kaplan completed the sales of KVE in July 2011 and KCS in October 2011, which were part of Kaplan Ventures and KHE, respectively. In April 2010, Kaplan completed the sale of Education Connection, which was part of Kaplan Ventures. Consequently, the Company’s income from continuing operations excludes results from these businesses, which have been reclassified to discontinued operations (see Note 3).

During 2010, the Company acquired six businesses for $14.1 million. Kaplan acquired two small businesses in its KTP division, one small business in its Ventures division and one small business in its International division. The Company made two small acquisitions in its cable television and other businesses divisions. The purchase price allocations for these acquisitions mostly comprised goodwill and other intangible assets.

In September 2010, the Company completed the sale of Newsweek. In December 2009, the Company completed the sale of Newsweek’s Budget Travel. Consequently, the Company’s income from continuing operations excludes magazine publishing division results, which have been reclassified to discontinued operations (see Note 3).

During 2009, the Company acquired three businesses for $26.1 million. Kaplan acquired one business in each of its International and KTP divisions, and the newspaper publishing division acquired a small local publication. The purchase price allocations for these acquisitions mostly comprised goodwill and other intangible assets. Also in 2009, the Company recorded $3.2 million of additional purchase consideration in connection with the achievement of certain operating results by a company acquired in 2007 and allocated the additional purchase consideration to goodwill.

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

The education division made several changes to its operating and reporting structure in the first quarter of 2011 and 2010, changing the composition of the reporting units within KTP, Kaplan Ventures and KHE (see Note 18). The changes resulted in the reassignment of the assets and liabilities to the reporting units affected. The goodwill was allocated to the reporting units affected using the relative fair value approach.

As a result of continued challenges in the lead generation industry, in both the third quarters of 2011 and 2010, the Company performed interim reviews of the carrying value of goodwill and other intangible asset at its online lead generation business, which is included within the other businesses segment. The business failed the step one goodwill impairment tests and the Company performed a step two analysis, resulting in an $11.9 million and a $27.5 million goodwill and other intangible assets impairment charge in the third quarters of 2011 and 2010, respectively. The Company estimated the fair value utilizing a discounted cash flow model.

The education division reorganized its operations in the third quarter of 2009 into the following four operating segments for the purpose of making operating decisions and assessing performance: KHE, KTP, Kaplan International and Kaplan Ventures. The reorganization changed the composition of the reporting units within the education division and resulted in the reassignment of the assets and liabilities. The goodwill was allocated to the reporting units using the relative fair value approach. As a result of the reassignment and allocation, the Company performed an interim review of the carrying value of goodwill at the education division for possible impairment on both a prereorganization and postreorganization basis. No impairment of goodwill was indicated at the prereorganization reporting units. On a postreorganization basis, the Company failed the step one goodwill impairment test at Kaplan EduNeering and KCS and performed a step two analysis. The Company recorded a goodwill and other long-lived asset impairment charge of $25.4 million related to these two reporting units in 2009. The fair value of Kaplan EduNeering was determined utilizing a discounted cash flow model; the fair value of KCS was determined using a cost approach. Of the $25.4 million goodwill and other long-lived asset impairment charge, $16.9 million related to KCS and is included in “Loss from discontinued operation, net of tax” in the Company’s Consolidated Statements of Operations.

Amortization of intangible assets is estimated to be approximately $15 million in 2012, $12 million in 2013, $9 million in 2014, $8 million in 2015, $5 million in 2016 and $6 million thereafter.

The changes in the carrying amount of goodwill related to continuing operations, by segment, during 2011 and 2010 were as follows:

		Cable	Newspaper	Television	Other
(in thousands)	Education	Television	Publishing	Broadcasting	Businesses	Total
Balance as of January 3, 2010
Goodwill	$1,073,852	$85,488	$81,186	$203,165	$97,342	$1,541,033
Accumulated impairment losses	(15,529)	―	(65,772)	―	(60,785)	(142,086)
	1,058,323	85,488	15,414	203,165	36,557	1,398,947
Acquisitions	4,200	―	―	―	2,810	7,010
Impairment	―	―	―	―	(24,634)	(24,634)
Dispositions	(19,851)	―	―	―	―	(19,851)
Foreign currency exchange rate changes and other	14,888	―	(3)	―	―	14,885
Balance as of January 2, 2011
Goodwill	1,073,089	85,488	81,183	203,165	100,152	1,543,077
Accumulated impairment losses	(15,529)	―	(65,772)	―	(85,419)	(166,720)
	1,057,560	85,488	15,411	203,165	14,733	1,376,357
Acquisitions	78,643	―	―	―	―	78,643
Impairment	―	―	―	―	(11,923)	(11,923)
Dispositions	(21,144)	―	―	―	―	(21,144)
Foreign currency exchange rate changes and other	(6,936)	―	―	―	―	(6,936)
Balance as of December 31, 2011
Goodwill	1,116,615	85,488	81,183	203,165	100,152	1,586,603
Accumulated impairment losses	(8,492)	―	(65,772)	―	(97,342)	(171,606)
	$1,108,123	$85,488	$15,411	$203,165	$2,810	$1,414,997

The changes in carrying amount of goodwill at the Company’s education division for 2011 and 2010 were as follows:

	Higher	Test	Kaplan	Kaplan
(in thousands)	Education	Preparation	International	Ventures	Total
Balance as of January 3, 2010
Goodwill	$335,226	$236,779	$432,973	$68,874	$1,073,852
Accumulated impairment losses	―	―	―	(15,529)	(15,529)
	335,226	236,779	432,973	53,345	1,058,323
Reallocation, net	―	(14,534)	―	14,534	―
Acquisitions	―	―	201	3,999	4,200
Dispositions	―	―	―	(19,851)	(19,851)
Foreign currency exchange rate changes and other	―	204	11,766	2,918	14,888
Balance as of January 2, 2011
Goodwill	335,226	229,486	444,940	63,437	1,073,089
Accumulated impairment losses	―	(7,037)	―	(8,492)	(15,529)
	335,226	222,449	444,940	54,945	1,057,560
Reallocation, net	91,043	(70,262)	―	(20,781)	―
Acquisitions	422	―	74,803	3,418	78,643
Dispositions	(17,479)	―	―	(3,665)	(21,144)
Foreign currency exchange rate changes and other	(84)	―	(3,807)	(3,045)	(6,936)
Balance as of December 31, 2011
Goodwill	409,128	152,187	515,936	39,364	1,116,615
Accumulated impairment losses	―	―	―	(8,492)	(8,492)
	$409,128	$152,187	$515,936	$30,872	$1,108,123

Other intangible assets consist of the following:

		As of December 31, 2011			As of January 2, 2011
		Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in thousands)	Range	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets
Noncompete agreements	2 – 5 years	$14,493	$10,764	$3,729	$43,940	$33,570	$10,370
Student and customer relationships	2 – 10 years	75,734	47,888	27,846	66,510	41,958	24,552
Databases and technology	3 – 5 years	10,514	8,159	2,355	10,514	2,921	7,593
Trade names and trademarks	2 – 10 years	36,222	18,936	17,286	29,053	15,330	13,723
Other	1 – 25 years	9,971	6,565	3,406	11,502	6,498	5,004
		$146,934	$92,312	$54,622	$161,519	$100,277	$61,242
Indefinite-lived intangible assets
Franchise agreements		$496,321			$496,166
Wireless licenses		22,150			22,150
Licensure and accreditation		7,862			7,877
Other		4,308			4,623
		$530,641			$530,816

9.   INCOME TAXES

Income from continuing operations before income taxes consists of the following:

(in thousands)	2011	2010	2009
United States (U.S.)	$207,527	$518,769	$245,532
Non-U.S.	10,101	19,348	(325)
	$217,628	$538,117	$245,207

2011 and 2009 non-U.S. results include losses from impairment charges with respect to an investment in a non-U.S. affiliate of $9.2 million and $27.4 million, respectively.

The provision for income taxes on income from continuing operations consists of the following:

(in thousands)	Current	Deferred	Total
2011
U.S. Federal	$40,365	$26,635	$67,000
State and Local	11,862	9,132	20,994
Non-U.S.	9,129	(823)	8,306
	$61,356	$34,944	$96,300

2010
U.S. Federal	$135,671	$10,162	$145,833
State and Local	28,737	33,390	62,127
Non-U.S.	11,030	(990)	10,040
	$175,438	$42,562	$218,000

2009
U.S. Federal	$75,231	$2,685	$77,916
State and Local	18,477	(13,445)	5,032
Non-U.S.	8,429	(2,377)	6,052
	$102,137	$(13,137)	$89,000

The provision for income taxes on continuing operations exceeds the amount of income tax determined by applying the U.S. Federal statutory rate of 35% to income from continuing operations before taxes as a result of the following:

(in thousands)	2011	2010	2009
U.S. Federal taxes at statutory rate	$76,170	$188,341	$85,822
State and local taxes (benefit), net of U.S. Federal tax	4,034	26,526	(4,508)
Valuation allowances against state tax benefits, net of U.S. Federal tax	9,748	13,856	7,414
Tax provided on non-U.S. subsidiary earnings and distributions at less
than the expected U.S. Federal statutory tax rate	(6,882)	(4,327)	(1,035)
Valuation allowances against non-U.S. income tax benefits	8,072	2,921	254
Goodwill impairments	4,173	8,066	2,972
U.S. Federal Manufacturing Deduction tax expense (benefit)	1,365	(8,419)	-
Other, net	(380)	(8,964)	(1,919)
Provision for income taxes	$96,300	$218,000	$89,000

Results for 2011 include $1.4 million in income tax expense related to the U.S. Federal manufacturing deduction; this amount reflects a benefit in the current year, offset by a change in estimate for 2010.

During 2011, 2010 and 2009, in addition to the income tax provision presented above for continuing operations, the Company also recorded tax benefits on discontinued operations. Losses from discontinued operations and gains or losses on sales of discontinued operations have been reclassified from previously reported income from operations and reported separately as loss from discontinued operations, net of tax. Tax benefits of $0.2 million, $10.5 million and $31.4 million with respect to discontinued operations were recorded in 2011, 2010 and 2009, respectively.

Deferred income taxes at December 31, 2011 and January 2, 2011, consist of the following:

(in thousands)	2011	2010
Accrued postretirement benefits	$28,525	$27,012
Other benefit obligations	112,646	118,039
Accounts receivable	28,047	33,853
State income tax loss carryforwards	34,506	27,674
U.S. Federal income tax loss carryforwards	6,301	8,120
Non-U.S. income tax loss carryforwards	14,906	10,827
Other	60,881	39,524
Deferred tax assets	285,812	265,049
Valuation allowances	(59,179)	(41,359)
Deferred tax assets, net	$226,633	$223,690
Property, plant and equipment	200,054	187,934
Prepaid pension cost	213,663	214,470
Unrealized gain on available-for-sale securities	53,588	47,148
Goodwill and other intangible assets	291,346	265,225
Deferred tax liabilities	$758,651	$714,777
Deferred income tax liabilities, net	$532,018	$491,087

The Company has approximately $669 million of state income tax loss carryforwards available to offset future state taxable income. State income tax loss carryforwards, if unutilized, will start to expire approximately as follows:

(in millions)
2012	$2.6
2013	7.0
2014	18.4
2015	8.0
2016	4.3
2017 and after	628.7
Total	$669.0

The Company has established at December 31, 2011 approximately $34.5 million in deferred state income tax assets, net of U.S. Federal income tax, with respect to these state income tax loss carryforwards. The Company has also established approximately $31.9 million in valuation allowances, with respect to state tax loss carryforwards, since all state tax losses may not be fully utilized in the future to reduce state taxable income.

The Company has approximately $17.9 million of U.S. Federal income tax loss carryforwards obtained as a result of prior stock acquisitions. U.S. Federal income tax loss carryforwards are expected to be fully utilized as follows:

(in millions)
2012	$5.2
2013	5.2
2014	0.9
2015	0.7
2016	0.7
2017 and after	5.2
Total	$17.9

The Company has established at December 31, 2011 approximately $6.3 million in deferred U.S. Federal tax assets with respect to these U.S. Federal income tax loss carryforwards.

The Company has approximately $53.9 million of non-U.S. income tax loss carryforwards, as a result of operating losses and prior stock acquisitions, that are available to offset future non-U.S. taxable income, and has recorded with respect to these losses, approximately $14.9 million in deferred non-U.S. income tax assets. The Company has established approximately $13.3 million in valuation allowances against the deferred tax assets recorded for the portion of non-U.S. tax losses that may not be fully utilized to reduce future non-U.S. taxable income. The $53.9 million of non-U.S. income tax loss carryforwards consist of $46.9 million in losses that may be carried forward indefinitely; $2.7 million of losses that, if unutilized, will expire in varying amounts through 2015; and $4.3 million of losses that, if unutilized, will start to expire after 2016.

Deferred tax valuation allowances and changes in deferred tax valuation allowances were as follows:

		Additions –
		Charged
	Balance at	to		Balance at
	Beginning	Costs and		End of
(in thousands)	of Period	Expenses	Deductions	Period
Year ended
December 31, 2011	$41,359	$17,820	-	$59,179
January 2, 2011	$26,239	$16,777	$(1,657)	$41,359
January 3, 2010	$13,197	$13,042	-	$26,239

The Company has established $45.2 million in valuation allowances against deferred state tax assets recognized, net of U.S. Federal tax. As stated above, approximately $31.9 million of the valuation allowances, net of U.S. Federal income tax, relate to state income tax loss carryforwards. The Company has established valuation allowances against state income tax assets recognized, without considering potentially offsetting deferred tax liabilities established with respect to prepaid pension cost and goodwill. Prepaid pension cost and goodwill have not been considered a source of future taxable income for realizing deferred tax assets recognized since these temporary differences are not likely to reverse in the foreseeable future. The valuation allowances established against state income tax assets recorded may increase or decrease within the next 12 months, based on operating results or the market value of investment holdings; as a result, the Company is unable to estimate the potential tax impact, given the uncertain operating and market environment.

The Company has not established valuation allowances against any U.S. Federal deferred tax assets.

The Company has established $14 million in valuation allowances against non-U.S. deferred tax assets, and, as stated above, $13.3 million of the non-U.S. valuation allowances relate to non-U.S. income tax loss carryforwards.

Deferred U.S. Federal and state income taxes are recorded with respect to undistributed earnings of investments in non-U.S. subsidiaries to the extent taxable dividend income would be recognized if such earnings were distributed. Deferred income taxes recorded with respect to undistributed earnings of investments in non-U.S. subsidiaries are recorded net of foreign tax credits estimated to be creditable against future U.S. Federal tax liabilities. At December 31, 2011, about $0.7 million of net deferred U.S. Federal income tax assets were recorded since it is apparent that a portion of the temporary differences described below reverse in the subsequent year. At January 2, 2011, no net deferred U.S. Federal or state income tax asset or liability was recorded with respect to undistributed earnings of investments in non-U.S. subsidiaries based on the year-end position.

Deferred U.S. Federal and state income taxes have not been recorded for the full book value and tax basis differences related to investments in non-U.S. subsidiaries because such investments are expected to be indefinitely held. The book value exceeded the tax basis of investments in non-U.S. subsidiaries by approximately $60.6 million and $60.7 million at December 31, 2011 and January 2, 2011, respectively; these differences would result in approximately $13.4 million and $12.7 million of net additional U.S. Federal and state deferred tax liabilities, net of foreign tax credits related to undistributed earnings and estimated to be creditable against future U.S. Federal tax liabilities, at December 31, 2011 and January 2, 2011, respectively. If investments in non-U.S. subsidiaries were held for sale instead of expected to be held indefinitely, additional U.S. Federal and state deferred tax liabilities would be required to be recorded, and such deferred tax liabilities, if recorded, may exceed the above estimates.

The Company does not currently anticipate that within the next 12 months there will be any events requiring the establishment of any valuation allowances against U.S. Federal net deferred tax assets, or any events requiring significant increases or decreases in valuation allowances established against non-U.S. net deferred tax assets.

The Company files income tax returns with the U.S. Federal government and in various state, local and non-U.S. governmental jurisdictions, with the consolidated U.S. Federal tax return filing considered the only major tax jurisdiction. The statute of limitations has expired on all consolidated U.S. Federal corporate income tax returns filed through 2007, and the Internal Revenue Service is not currently examining any of the post-2007 returns filed by the Company.

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

10.    DEBT

The Company’s borrowings consist of the following:

	December 31.	January 2.
(in thousands)	2011	2011
7.25% unsecured notes due February 1, 2019	$397,065	$396,650
Commercial paper borrowings	109,671	―
AUD 50M borrowing	51,012	―
Other indebtedness	7,464	3,000
Total	565,212	399,650
Less: current portion	(112,983)	(3,000)
Total long-term debt	$452,229	$396,650

At December 31, 2011, the average interest rate on the Company’s outstanding commercial paper borrowing was 0.5%. The Company did not borrow funds under its commercial paper program in 2010. The Company’s other indebtedness at December 31, 2011 is at interest rates of 0% to 6% and matures from 2012 to 2016.

In January 2009, the Company issued $400 million in unsecured ten-year fixed-rate notes due February 1, 2019 (the Notes). The Notes have a coupon rate of 7.25% per annum, payable semiannually on February 1 and August 1. Under the terms of the Notes, unless the Company has exercised its right to redeem the Notes, the Company is required to offer to repurchase the Notes in cash at 101% of the principal amount, plus accrued and unpaid interest, upon the occurrence of both a Change of Control and Below Investment Grade Rating Events as described in the Prospectus Supplement of January 27, 2009.

On June 17, 2011, the Company terminated its U.S. $500 million five-year revolving credit agreement, dated as of August 8, 2006, among the Company, the lenders party thereto and Citibank, N.A. (the 2006 Credit Agreement), in connection with the entrance into a new revolving credit facility. No borrowings were outstanding under the 2006 Credit

Agreement at the time of termination. On June 17, 2011, the Company entered into a credit agreement (the Credit Agreement) providing for a new U.S. $450 million, AUD 50 million four-year revolving credit facility (the Facility), with each of the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent (JP Morgan), and J.P. Morgan Australia Limited, as Australian Sub-Agent. The Facility consists of two tranches: (a) U.S. $450 million and (b) AUD 50 million (subject, at the Company’s option, to conversion of the unused Australian dollar commitments into U.S. dollar commitments at a specified exchange rate). This agreement supports the issuance of the Company’s commercial paper, but the Company may also draw on the facility for general corporate purposes. The Credit Agreement provides for an option to increase the total U.S. dollar commitments up to an aggregate amount of U.S. $700 million. The Facility replaced the Company’s 2006 Credit Agreement. The Company is required to pay a facility fee on a quarterly basis, based on the Company’s long-term debt ratings, of between 0.08% and 0.20% of the amount of the Facility. Any borrowings are made on an unsecured basis and bear interest at (a) for U.S. dollar borrowings, at the Company’s option, either (i) a fluctuating interest rate equal to the highest of JPMorgan’s prime rate, 0.50 percent above the Federal funds rate or the one-month eurodollar rate plus 1%, or (ii) the eurodollar rate for the applicable interest period, or (b) for Australian dollar borrowings, the bank bill rate, in each case plus an applicable margin that depends on the Company’s long-term debt ratings. The Facility will expire on June 17, 2015, unless the Company and the banks agree to extend the term. Any outstanding borrowings must be repaid on or prior to the final termination date. The Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type and, among other things, requires the Company to maintain at least $1.5 billion of consolidated stockholders’ equity.

On September 7, 2011, the Company borrowed AUD 50 million under its revolving credit facility. On the same date, the Company entered into interest rate swap agreements with a total notional value of AUD 50 million and a maturity date of March 7, 2015. These interest rate swap agreements will pay the Company variable interest on the AUD 50 million notional amount at the three-month bank bill rate, and the Company will pay the counterparties a fixed rate of 4.5275%. These interest rate swap agreements were entered into to convert the variable rate Australian dollar borrowing under the revolving credit facility into a fixed rate borrowing. Based on the terms of the interest rate swap agreements and the underlying borrowing, these interest rate swap agreements were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in other comprehensive income on the accompanying condensed consolidated balance sheets until earnings are affected by the variability of cash flows.

During 2011 and 2010, the Company had average borrowings outstanding of approximately $426.7 million and $399.5 million, respectively, at average annual interest rates of approximately 7.0% and 7.2%, respectively. The Company incurred net interest expense of $29.1 million, $27.9 million and $29.0 million during 2011, 2010 and 2009, respectively.

At December 31, 2011 and January 2, 2011, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $460.5 million and $457.2 million, respectively, compared with the carrying amount of $397.1 million and $396.7 million. The carrying value of the Company’s other unsecured debt at December 31, 2011 approximates fair value.

11.   REDEEMABLE PREFERRED STOCK

The Series A preferred stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share; it is redeemable by the Company at any time on or after October 1, 2015, at a redemption price of $1,000 per share. In addition, the holders of such stock have a right to require the Company to purchase their shares at the redemption price during an annual 60-day election period. Dividends on the Series A preferred stock are payable four times a year at the annual rate of $80.00 per share and in preference to any dividends on the Company’s common stock. The Series A preferred stock is not convertible into any other security of the Company, and the holders thereof have no voting rights except with respect to any proposed changes in the preferences and special rights of such stock.

12.    CAPITAL STOCK, STOCK AWARDS AND STOCK OPTIONS

Capital Stock.  Each share of Class A common stock and Class B common stock participates equally in dividends. The Class B stock has limited voting rights and as a class has the right to elect 30% of the Board of Directors; the Class A stock has unlimited voting rights, including the right to elect a majority of the Board of Directors. In 2011 and 2010,  the Company’s Class A shareholders converted 11,500, or 1%, and 50,810, or 4%, respectively, of the Class A shares of the Company to an equal number of Class B shares. The conversions had no impact on the voting rights of the Class A and Class B common stock.

During 2011, 2010 and 2009, the Company purchased a total of 644,948, 1,057,940 and 145,040 shares, respectively, of its Class B common stock at a cost of approximately $248.1 million, $404.8 million and $61.0 million, respectively. In September 2011, the Board of Directors increased the authorization to repurchase a total of 750,000 shares of Class B common stock. The Company did not announce a ceiling price or a time limit for the purchases. The authorization included 43,573 shares that remained under the previous authorization. At December 31, 2011, the Company had authorization from the Board of Directors to purchase up to 493,474 shares of Class B common stock.

Stock Awards.  In 1982, the Company adopted a long-term incentive compensation plan, which, among other provisions, authorizes the awarding of Class B common stock to key employees. Stock awards made under this incentive compensation plan are primarily subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant’s employment terminates before the end of a specified period of service to the Company. Some of the awards are also subject to performance conditions and will be forfeited and revert to Company ownership if the conditions are not met. At December 31, 2011, there were 316,805 shares reserved for issuance under the incentive compensation plan. Of this number, 77,319 shares were subject to awards outstanding and 239,486 shares were available for future awards. Activity related to stock awards under the long-term incentive compensation plan for the years ended December 31, 2011, January 2, 2011 and January 3, 2010, was as follows:

	2011		2010		2009
	Number	Average	Number	Average	Number	Average
	of	Award	of	Award	of	Award
	Shares	Price	Shares	Price	Shares	Price
Beginning of year, unvested	48,359	$498.95	66,020	$494.97	32,785	$796.52
Awarded	44,030	432.09	1,859	442.29	48,440	415.08
Vested	(13,132)	722.67	(2,644)	754.81	(13,386)	920.32
Forfeited	(1,938)	436.31	(16,876)	437.06	(1,819)	672.40
End of year, unvested	77,319	$424.45	48,359	$498.95	66,020	$494.97

For the share awards outstanding at December 31, 2011, the aforementioned restriction will lapse in 2012 for 3,200 shares, in 2013 for 31,555 shares, in 2014 for 674 shares and in 2015 for 41,890 shares. Also, in early 2012, the Company made stock awards of 26,675 shares. Stock-based compensation costs resulting from Company stock awards were $5.3 million, $2.9 million and $4.6 million in 2011, 2010 and 2009, respectively.

As of December 31, 2011, there was $18.7 million of total unrecognized compensation expense related to this plan. That cost is expected to be recognized on a straight-line basis over a weighted average period of 1.8 years.

Stock Options.  The Company’s employee stock option plan reserves 1,900,000 shares of the Company’s Class B common stock for options to be granted under the plan. The purchase price of the shares covered by an option cannot be less than the fair value on the granting date. Options generally vest over four years and have a maximum term of ten years. At December 31, 2011, there were 362,525 shares reserved for issuance under the stock option plan, of which 129,044 shares were subject to options outstanding and 233,481 shares were available for future grants.

Activity related to options outstanding for the years ended December 31, 2011, January 2, 2011 and January 3, 2010 was as follows:

	2011		2010		2009
	Number	Average	Number	Average	Number	Average
	of	Option	of	Option	of	Option
	Shares	Price	Shares	Price	Shares	Price
Beginning of year	87,919	$495.05	90,569	$525.44	87,025	$581.17
Granted	51,000	499.45	22,500	395.68	24,294	421.95
Expired or forfeited	(9,875)	519.04	(25,150)	515.59	(20,750)	637.99
End of year	129,044	$494.95	87,919	$495.05	90,569	$525.44

Of the shares covered by options outstanding at the end of 2011, 45,585 are now exercisable; 27,886 will become exercisable in 2012; 24,448 will become exercisable in 2013; 18,375 will become exercisable in 2014; and 12,750 will become exercisable in 2015. For 2011, 2010 and 2009, the Company recorded expense of $2.7 million, $1.4 million and $1.3 million related to this plan, respectively. Information related to stock options outstanding and exercisable at December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
	Shares	Average	Weighted	Shares	Average	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Remaining	Average
Exercise	at	Contractual	Exercise	at	Contractual	Exercise
Prices	12/31/2011	Life (yrs.)	Price	12/31/2011	Life (yrs.)	Price
$343–396	36,250	8.4	$385.62	14,938	7.8	$380.08
419–439	23,294	8.0	423.25	11,647	8.0	423.25
503	50,000	10.0	502.58	―	―	―
652	2,000	7.0	651.91	1,500	7.0	651.91
729–763	13,000	3.4	731.94	13,000	3.4	731.94
816	1,500	2.0	816.05	1,500	2.0	816.05
954	3,000	3.0	953.50	3,000	3.0	953.50
	129,044	8.2	$494.95	45,585	6.1	$552.49

At December 31, 2011, the intrinsic value for all options outstanding, exercisable and unvested was $0.1 million, $0.1 million and $0.1 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of the Company’s stock was $376.81 at December 31, 2011. At December 31, 2011, there were 83,459 unvested options related to this plan with an average exercise price of $463.53 and a weighted average remaining contractual term of 9.4 years. At January 2, 2011, there were 47,845 unvested options with an average exercise price of $407.68.

As of December 31, 2011, total unrecognized stock-based compensation expense related to this plan was $7.5 million, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.9 years. There were no options exercised during 2011, 2010 and 2009.

During 2011, the Company granted 50,000 options at an exercise price above the fair market value of its common stock at the date of grant. All other options granted during 2011, and all options granted during 2010 and 2009, were at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The weighted average grant-date fair value of options granted during 2011, 2010, and 2009 was $110.67, $106.70, and $108.92, respectively. Also, in early 2012, an additional 1,000 stock options were granted.

The fair value of options at date of grant was estimated using the Black-Scholes method utilizing the following assumptions:

	2011	2010
Expected life (years)	7	7
Interest rate	1.49%―2.85%	2.51%
Volatility	30.35%―31.24%	30.19%
Dividend yield	2.11%―2.74%	2.27%

The Company also maintains a stock option plan at Kaplan. Under the provisions of this plan, options were issued with an exercise price equal to the estimated fair value of Kaplan’s common stock, and options vested ratably over the number of years specified (generally four to five years) at the time of the grant. Upon exercise, an option holder may receive Kaplan shares or cash equal to the difference between the exercise price and the then fair value.

In December 2011, a Kaplan senior manager exercised 2,000 Kaplan stock options at an option price of $652 per option. At December 31, 2011, this individual holds 3,750 Kaplan restricted shares, as well as 3,456 Kaplan restricted shares issued in 2009 and 2010 that vest over a three-year period. The fair value of Kaplan’s common stock is determined by the Company’s compensation committee of the Board of Directors, and in January 2012, the committee set the fair value price at $1,165 per share. No options were awarded during 2011, 2010 or 2009, no options were exercised during 2010 or 2009 and there are no options outstanding at December 31, 2011.

Kaplan recorded a stock compensation credit of $1.3 million and $1.2 million in 2011 and 2010, respectively, compared to stock compensation expense of $0.9 million in 2009. At December 31, 2011, the Company’s accrual balance related to Kaplan stock-based compensation totaled $8.1 million. There were no payouts in 2011, 2010 or 2009. The total intrinsic value of options exercised during 2011 was $1.0 million.

Earnings Per Share.  The Company’s earnings per share from continuing operations (basic and diluted) for 2011, 2010 and 2009 are presented below:

	Fiscal Year Ended
	December 31,	January 2,	January 3,
(in thousands, except per share amounts)	2011	2011	2010
Income from continuing operations attributable to
The Washington Post Company common stockholders	$120,404	$319,289	$156,853
Less: Amount attributable to participating securities	(1,211)	(1,970)	(1,075)
Basic income from continuing operations attributable to
The Washington Post Company common stockholders	$119,193	$317,319	$155,778

Plus: Amount attributable to participating securities	1,211	1,970	1,075
Diluted income from continuing operations attributable to
The Washington Post Company common stockholders	$120,404	$319,289	$156,853

Basic weighted average shares outstanding	7,826	8,869	9,332
Effect of dilutive shares:
Stock options and restricted stock	79	62	60
Diluted weighted average shares outstanding	7,905	8,931	9,392

Income per share from continuing operations attributable to
The Washington Post Company common stockholders
Basic	$15.23	$35.77	$16.70
Diluted	$15.23	$35.75	$16.70

The 2011, 2010 and 2009 diluted earnings per share amounts exclude the effects of 115,294, 30,225 and 74,569 stock options outstanding, respectively, as their inclusion would have been antidilutive.

In 2011, 2010 and 2009, the Company declared regular dividends totaling $9.40, $9.00 and $8.60 per share, respectively.

13.    PENSIONS AND OTHER POSTRETIREMENT PLANS

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

In 2011, the Company offered a Voluntary Retirement Incentive Program to certain employees of Robinson Terminal Warehouse Corporation and the Post and recorded early retirement expense of $0.6 million. The early retirement program expense for these programs is funded mostly from the assets of the Company’s pension plans.

In connection with the Newsweek sale in 2010, the Company recorded $5.3 million in special termination benefits expense and $2.4 million in prior service cost expense; these amounts are included in discontinued operations.

In 2009, 44 Newsweek employees accepted a Voluntary Retirement Incentive Program. Early retirement program expense of $6.6 million was recorded in 2009 and is included in discontinued operations. The early retirement program expense for this program is funded mostly from the assets of the Company’s pension plans.

In 2009, a total of 221 employees of The Washington Post newspaper accepted a Voluntary Retirement Incentive Program, and early retirement program expense of $56.8 million was recorded, funded mostly from the assets of the Company’s pension plans. In 2009, the Company offered a Voluntary Retirement Incentive Program to certain employees at Robinson Terminal Warehouse Corporation; $1.1 million in early retirement program expense was recorded, also funded mostly from the assets of the Company’s pension plans.

The following table sets forth obligation, asset and funding information for the Company’s defined benefit pension plans at December 31, 2011 and January 2, 2011:

	Pension Plans
(in thousands)	2011		2010
Change in Benefit Obligation
Benefit obligation at beginning of year		$1,113,205		$1,031,371
Service cost		27,619		26,976
Interest cost		60,033		60,329
Amendments		2,776		5,295
Actuarial loss		140,126		53,822
Benefits paid and other		(64,444)		(64,588)
Benefit obligation at end of year		$1,279,315		$1,113,205
Change in Plan Assets
Fair value of assets at beginning of year		$1,651,958		$1,440,816
Actual return on plan assets		229,063		275,730
Benefits paid and other		(64,444)		(64,588)
Fair value of assets at end of year		$1,816,577		$1,651,958
Funded status		$537,262		$538,753

	SERP
(in thousands)	2011		2010
Change in Benefit Obligation
Benefit obligation at beginning of year		$79,403		$73,845
Service cost		1,655		1,381
Interest cost		4,342		4,244
Amendments		369		―
Actuarial loss		9,059		2,847
Benefits paid and other		(1,965)		(2,914)
Benefit obligation at end of year		$92,863		$79,403
Change in Plan Assets
Fair value of assets at beginning of year	$	―	$	―
Employer contributions and other		3,114		2,914
Benefits paid		(3,114)		(2,914)
Fair value of assets at end of year	$	―	$	―
Funded status		$(92,863)		$(79,403)

The accumulated benefit obligation for the Company’s pension plans at December 31, 2011 and January 2, 2011, was $1,191.9 million and $1,040.5 million, respectively. The accumulated benefit obligation for the Company’s SERP at December 31, 2011 and January 2, 2011, was $86.6 million and $72.0 million, respectively. The amounts recognized in the Company’s Consolidated Balance Sheets for its defined benefit pension plans at December 31, 2011 and January 2, 2011 are as follows:

	Pension Plans		SERP
(in thousands)	2011	2010	2011		2010
Noncurrent asset	$537,262	$538,753	$	―	$	―
Current liability	―	―		(4,002)		(3,601)
Noncurrent liability	―	―		(88,861)		(75,802)
Recognized asset (liability)	$537,262	$538,753		$(92,863)		$(79,403)

Key assumptions utilized for determining the benefit obligation at December 31, 2011 and January 2, 2011 are as follows:

	Pension Plans		SERP
	2011	2010	2011	2010
Discount rate	4.7%	5.6%	4.7%	5.6%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%

The Company made no contributions to its pension plans in 2011, 2010 and 2009, and the Company does not expect to make any contributions in 2012. The Company made contributions to its SERP of $3.1 million and $2.9 million for the years ended December 31, 2011 and January 2, 2011, respectively. As the plan is unfunded, the Company makes contributions to the SERP based on actual benefit payments.

At December 31, 2011, future estimated benefit payments, excluding charges for early retirement programs, are as follows:

(in millions)	Pension Plans	SERP
2012	$70.9	$4.3
2013	$69.2	$4.5
2014	$69.2	$4.8
2015	$69.1	$4.9
2016	$70.1	$5.5
2017–2021	$375.2	$29.8

The total (benefit) cost arising from the Company’s defined benefit pension plans for the years ended December 31, 2011, January 2, 2011 and January 3, 2010, including a portion included in discontinued operations, consists of the following components:

	Pension Plans
(in thousands)	2011	2010	2009
Service cost	$27,619	$26,976	$29,214
Interest cost	60,033	60,329	56,994
Expected return on assets	(95,983)	(95,340)	(98,780)
Amortization of transition asset	―	(29)	(42)
Amortization of prior service cost	3,605	4,201	4,505
Recognized actuarial loss	―	―	40
Net periodic benefit for the year	(4,726)	(3,863)	(8,069)
Early retirement programs expense	634	―	64,541
Special termination benefits	―	5,295	―
Recognition of prior service cost	―	2,369	―
Total (benefit) cost for the year	$(4,092)	$3,801	$56,472
Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income
Current year actuarial loss (gain)	$7,046	$(126,568)	$(141,362)
Amortization of transition asset	―	29	42
Amortization of prior service cost	(1,463)	(6,570)	(4,505)
Recognized actuarial loss	―	―	(40)
Total recognized in other comprehensive income (before tax effects)	$5,583	$(133,109)	$(145,865)
Total recognized in total cost (benefit) and other
comprehensive income (before tax effects)	$1,491	$(129,308)	$(89,393)

	SERP
(in thousands)	2011	2010	2009
Service cost	$1,655	$1,381	$1,334
Interest cost	4,342	4,244	4,128
Plan amendment	369	―	―
Amortization of prior service cost	260	406	446
Recognized actuarial loss	1,411	1,068	1,676
Total cost for the year	$8,037	$7,099	$7,584
Other Changes in Benefit Obligations Recognized in
Other Comprehensive Income
Current year actuarial loss	$9,059	$2,656	$2,778
Amortization of prior service cost	(260)	(406)	(446)
Recognized net actuarial loss	(1,411)	(877)	(1,676)
Total recognized in other comprehensive income (before tax effects)	$7,388	$1,373	$656
Total recognized in total cost and other comprehensive
income (before tax effects)	$15,425	$8,472	$8,240

The costs for the Company’s defined benefit pension plans are actuarially determined. Below are the key assumptions utilized to determine periodic cost for the years ended December 31, 2011, January 2, 2011 and January 3, 2010:

	Pension Plans			SERP
	2011	2010	2009	2011	2010	2009
Discount rate	5.6%	6.0%	5.75%	5.6%	6.0%	5.75%
Expected return on plan assets	6.5%	6.5%	6.5%	―	―	―
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

At December 31, 2011 and January 2, 2011, accumulated other comprehensive income (AOCI) includes the following components of unrecognized net periodic cost for the defined benefit plans:

	Pension Plans		SERP
(in thousands)	2011	2010	2011	2010
Unrecognized actuarial (gain) loss	$(105,051)	$(112,096)	$26,385	$18,742
Unrecognized prior service cost	19,626	21,089	245	506
Gross amount	(85,425)	(91,007)	26,630	19,248
Deferred tax liability (asset)	34,170	36,403	(10,652)	(7,698)
Net amount	$(51,255)	$(54,604)	$15,978	$11,550

During 2012, the Company expects to recognize the following amortization components of net periodic cost for the defined benefit plans:

	2012
(in thousands)	Pension Plans	SERP
Actuarial loss recognition	$6,281	$2,298
Prior service cost recognition	$3,695	$54

Defined Benefit Plan Assets.  The Company’s defined benefit pension obligations are funded by a portfolio made up of a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. As of December 31, 2011 and December 31, 2010, the assets of the Company’s pension plans were allocated as follows:

	Pension Plan Asset Allocations
	December 31,	December 31,
	2011	2010
U.S. equities	69%	66%
U.S. fixed income	10%	19%
International equities	21%	15%
Total	100%	100%

Essentially all of the assets are actively managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both of these managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval by the Plan administrator. As of December 31, 2011, the managers can invest no more than 24% of the assets in international stocks at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities. None of the assets is managed internally by the Company.

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

The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of December 31, 2011. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At December 31, 2011 the pension plan held common stock in one investment which exceeded 10% of total plan assets. This investment was valued at $222.4 million and $134.8 million at December 31, 2011 and December 31, 2010, respectively, or approximately 12% and 8%, respectively, of total plan assets. Assets also included $154.0 million and $161.6 million of Berkshire Hathaway Class A and Class B common stock at December 31, 2011 and December 31, 2010, respectively. At December 31, 2011 the pension plan held investments in one foreign country which exceeded 10% of total plan assets. These investments were valued at $241.4 million and $155.0 million at December 31, 2011 and December 31, 2010, respectively, or approximately 13% and 9%, respectively, of total plan assets.

Fair value measurements are determined based on the assumption that a market participant would use in pricing an asset or liability based on a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) observable inputs, such as quoted prices in active markets (Level 1); (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2); and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measure. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The Company’s pension plan assets measured at fair value on a recurring basis were as follows:

(in thousands)	Level 1	Level 2	Total
At December 31, 2011
Cash equivalents and other short-term investments	$120,101	$43,166	$163,267
Equity securities
U.S. equities	1,249,079	―	1,249,079
International equities	381,924	―	381,924
Fixed-income securities
U.S. Federal agency mortgage-backed securities	―	1,071	1,071
Corporate debt securities	―	9,203	9,203
Other fixed income	2,531	8,121	10,652
Total investments	$1,753,635	$61,561	$1,815,196
Receivables			1,381
Total			$1,816,577

At January 2, 2011
Cash equivalents and other short-term investments	$207,929	$68,091	$276,020
Equity securities
U.S. equities	1,090,693	―	1,090,693
International equities	250,604	―	250,604
Fixed-income securities
U.S. Federal agency mortgage-backed securities	―	1,699	1,699
Corporate debt securities	―	15,854	15,854
Other fixed income	7,106	8,338	15,444
Total investments	$1,556,332	$93,982	$1,650,314
Receivables			1,644
Total			$1,651,958

Cash equivalents and other short-term investments.  These investments are primarily held in U.S. Treasury securities and registered money market funds. These investments are valued using a market approach based on the quoted market prices of the security, or inputs that include quoted market prices for similar instruments, and are classified as either Level 1 or Level 2 in the valuation hierarchy.

U.S. equities.  These investments are held in common and preferred stock of U.S. corporations and American Depositary Receipts (ADRs) traded on U.S. exchanges. Common and preferred shares and ADRs are traded actively on exchanges, and price quotes for these shares are readily available. These investments are classified as Level 1 in the valuation hierarchy.

International equities.  These investments are held in common and preferred stock issued by non-U.S. corporations. Common and preferred shares are traded actively on exchanges, and price quotes for these shares are readily available. These investments are classified as Level 1 in the valuation hierarchy.

U.S. Federal agency mortgage-backed securities.  These investments consist of fixed-income securities issued by Federal Agencies and are valued using a bid evaluation process, with bid data provided by independent pricing sources. These investments are classified as Level 2 in the valuation hierarchy.

Corporate debt securities.  These investments consist of fixed-income securities issued by U.S. corporations and are valued using a bid evaluation process, with bid data provided by independent pricing sources. These investments are classified as Level 2 in the valuation hierarchy.

Other fixed income.  These investments consist of fixed-income securities issued by the U.S. Treasury and in private placements and are valued using a quoted market price or bid evaluation process, with bid data provided by independent pricing sources. These investments are classified as Level 1 or Level 2 in the valuation hierarchy.

Other Postretirement Plans.  The following table sets forth obligation, asset and funding information for the Company’s other postretirement plans at December 31, 2011 and January 2, 2011:

	Postretirement Plans
(in thousands)	2011		2010
Change in Benefit Obligation
Benefit obligation at beginning of year		$68,818		$79,031
Service cost		2,872		3,275
Interest cost		3,063		3,934
Amendments		―		(6,336)
Actuarial gain		(55)		(3,073)
Curtailment gain		―		(3,630)
Benefits paid, net of Medicare subsidy		(2,286)		(4,383)
Benefit obligation at end of year		$72,412		$68,818
Change in Plan Assets
Fair value of assets at beginning of year	$	―	$	―
Employer contributions		2,286		4,383
Benefits paid, net of Medicare subsidy		(2,286)		(4,383)
Fair value of assets at end of year	$	―	$	―
Funded status		$(72,412)		$(68,818)

The amounts recognized in the Company’s Consolidated Balance Sheets for its other postretirement plans at December 31, 2011 and January 2, 2011 are as follows:

	Postretirement Plans
(in thousands)	2011	2010
Current liability	$(4,548)	$(4,476)
Noncurrent liability	(67,864)	(64,342)
Recognized liability	$(72,412)	$(68,818)

The Company recorded a curtailment gain of $8.5 million in 2010 due to the sale of Newsweek; the gain is included in discontinued operations.

In 2009, the Company made changes to the cable television division’s retiree health care benefits program, resulting in a $7.7 million curtailment gain. Also in 2009, the Company eliminated life insurance benefits for new retirees on or after January 1, 2009, resulting in a $0.7 million curtailment gain.

The discount rates utilized for determining the benefit obligation at December 31, 2011 and January 2, 2011 for the postretirement plans were 3.90% and 4.60%, respectively. The assumed health care cost trend rate used in measuring the postretirement benefit obligation at December 31, 2011 was 8.5% for pre-age 65, decreasing to 5.0% in the year 2019 and thereafter. The assumed health care cost trend rate used in measuring the postretirement benefit obligation at December 31, 2011 was 20.4% for the post-age 65 Medicare Advantage Prescription Drug (MA-PD) plan, decreasing to 5.0% in the year 2021 and thereafter, and was 7.5% for the post-age 65 non MA-PD plan, decreasing to 5.0% in the year 2017 and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A change of one percentage point in the assumed health care cost trend rates would have the following effects:

	1%	1%
(in thousands)	Increase	Decrease
Benefit obligation at end of year	$5,934	$(5,268)
Service cost plus interest cost	$728	$(626)

The Company made contributions to its postretirement benefit plans of $2.3 million and $4.4 million for the years ended December 31, 2011 and January 2, 2011, respectively. As the plans are unfunded, the Company makes contributions to its postretirement plans based on actual benefit payments.

At December 31, 2011, future estimated benefit payments are as follows:

Postretirement
(in millions)	Plans
2012	$4.5
2013	$4.8
2014	$5.1
2015	$5.3
2016	$5.6
2017–2021	$29.8

The total cost (benefit) arising from the Company’s other postretirement plans for the years ended December 31, 2011, January 2, 2011 and January 3, 2010, including a portion included in discontinued operations, consists of the following components:

	Postretirement Plans
(in thousands)	2011	2010	2009
Service cost	$2,872	$3,275	$3,871
Interest cost	3,063	3,934	4,168
Amortization of prior service credit	(5,650)	(5,026)	(4,607)
Recognized actuarial gain	(1,921)	(2,032)	(3,128)
Net periodic (benefit) cost	(1,636)	151	304
Curtailment gain	―	(8,583)	(8,353)
Total benefit for the year	$(1,636)	$(8,432)	$(8,049)
Other changes in plan assets and benefit obligations in other comprehensive income:
Current year actuarial (gain) loss	$(55)	$(3,073)	$10,673
Current year prior service credit	―	(6,336)	(1,399)
Amortization of prior service credit	5,650	5,026	4,607
Recognized actuarial gain	1,921	2,032	3,128
Curtailment loss (gain)	―	4,953	(719)
Total recognized in other comprehensive income (before tax effect)	$7,516	$2,602	$16,290
Total recognized in net periodic cost (benefit) and other comprehensive income
(before tax effect)	$5,880	$(5,830)	$8,241

The costs for the Company’s postretirement plans are actuarially determined. The discount rates utilized to determine periodic cost for the years ended December 31, 2011, January 2, 2011 and January 3, 2010 were 4.60%, 5.25% and 5.75%, respectively.

At December 31, 2011 and January 2, 2011, accumulated other comprehensive income (AOCI) included the following components of unrecognized net periodic benefit for the postretirement plans, respectively:

(in thousands)	2011	2010
Unrecognized actuarial gain	$(15,510)	$(17,376)
Unrecognized prior service credit	(31,736)	(37,386)
Gross amount	(47,246)	(54,762)
Deferred tax liability	18,898	21,905
Net amount	$(28,348)	$(32,857)

During 2012, the Company expects to recognize the following amortization components of net periodic cost for the other postretirement plans:

(in thousands)	2012
Actuarial gain recognition	$(1,479)
Prior service credit recognition	$(5,607)

Multiemployer Pension Plans.  The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain union-represented employees. The risks of participating in these multiemployer pension plans are different from single-employer plans as follows:

•       Assets contributed to the multiemployer pension plan by one employer may be used to provide benefits to employees of other participating employers.

•       If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•       If the Company chooses to stop participating in some of its multiemployer pension plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company, through The Washington Post and The Daily Herald newspapers, contributed to the CWA/ITU Negotiated Pension Plan (Employer Identification Number – 13-6212879, Plan Number 001) on behalf of mailers, helpers and utility mailers. As of December 31, 2010 and 2009, the CWA/ITU Negotiated Pension Plan (the Plan) was in critical (red) status as currently defined by the Pension Protection Act of 2006, and a rehabilitation plan was in effect. There are no surcharges for employers who have adopted the rehabilitation plan, and there is no minimum contribution requirement other than the normal requirement to contribute as provided in the collective bargaining agreement. The Company’s collective bargaining agreement expired on May 18, 2003. The Company’s contributions to the Plan amounted to $0.1 million in 2011, $0.6 million in 2010 and $0.7 million in 2009. The Washington Post was listed in the Plan’s Form 5500 as providing more than 5% of the total contribution to the Plan for the years ended December 31, 2010 and 2009.

In 2010, The Washington Post notified the union and the Plan of its unilateral withdrawal from the Plan effective November 30, 2010. In connection with this action, The Washington Post recorded a $20.4 million charge in 2010 based on an estimate of the withdrawal liability. In 2011, the Daily Herald notified the union and the Plan of its unilateral withdrawal from the Plan effective December 18, 2011. In connection with this action, The Daily Herald recorded a $2.4 million charge in 2011 based on an estimate of the withdrawal liability. Payment of the actual withdrawal liability will relieve The Washington Post and The Daily Herald of further liability to the Plan absent certain circumstances prescribed by law.

The Company’s total contributions to multiemployer pension plans that are not individually significant amounted to $0.3 million in 2011, $0.4 million in 2010 and $0.4 million in 2009. The Company’s total contributions to all multiemployer pension plans amounted to $0.4 million in 2011, $1.0 million in 2010 and $1.1 million in 2009.

Savings Plans.  The Company recorded expense associated with retirement benefits provided under incentive savings plans (primarily 401(k) plans) of approximately $20.9 million in 2011, $19.1 million in 2010 and $19.9 million in 2009.

14.    OTHER NON-OPERATING (EXPENSE) INCOME

A summary of non-operating (expense) income for the years ended December 31, 2011, January 2, 2011 and January 3, 2010 follows:

(in thousands)	2011	2010		2009
Impairment write-down on a marketable equity security	$(53,793)	$	―	$	―
Foreign currency (losses) gains, net	(3,263)		6,705		16,871
Gain on sale of a cost method investment	4,031		―		―
Impairment write-downs on cost method investments	(3,612)		―		(3,800)
Other, net	1,437		810		126
Total	$(55,200)		$7,515		$13,197

15.    LEASES AND OTHER COMMITMENTS

The Company leases real property under operating agreements. Many of the leases contain renewal options and escalation clauses that require payments of additional rent to the extent of increases in the related operating costs.

At December 31, 2011, future minimum rental payments under noncancelable operating leases approximate the following:

(in thousands)
2012	$135,911
2013	116,435
2014	99,335
2015	78,955
2016	69,597
Thereafter	243,736
$743,969

Minimum payments have not been reduced by minimum sublease rentals of $14.5 million due in the future under noncancelable subleases.

Rent expense under operating leases, including a portion reported in discontinued operations, was approximately $127.8 million, $134.0 million and $131.7 million in 2011, 2010 and 2009, respectively. Sublease income was approximately $2.7 million, $0.5 million and $0.7 million in 2011, 2010 and 2009, respectively.

The Company’s broadcast subsidiaries are parties to certain agreements that commit them to purchase programming to be produced in future years. At December 31, 2011, such commitments amounted to approximately $33.7 million. If such programs are not produced, the Company’s commitment would expire without obligation.

16.    CONTINGENCIES

Litigation and Legal Matters.  The Company and its subsidiaries are subject to the items listed below, other complaints and administrative proceedings and are defendants in various other civil lawsuits that have arisen in the ordinary course of their businesses, including contract disputes; actions alleging negligence, libel, invasion of privacy, trademark, copyright and patent infringement; U.S. Federal False Claims Act (False Claim Act) violations; violations of applicable wage and hour laws; and statutory or common law claims involving current and former students and employees. Although the outcome of the legal claims and proceedings against the Company cannot be predicted with certainty, based on currently available information, management believes that there are no existing claims or proceedings that are likely to have a material effect on the Company’s business, financial condition, results of operations or cash flows. Also, based on currently available information, management is of the opinion that the exposure to future material losses from existing legal proceedings is not reasonably possible, or that future material losses in excess of the amounts accrued are not reasonably possible.

A purported class action complaint was filed against the Company, Donald E. Graham and Hal S. Jones on October 28, 2010, in the U.S. District Court for the District of Columbia, by the Plumbers Local #200 Pension Fund. The complaint alleged that the Company and certain of its officers made materially false and misleading statements, or failed to disclose material facts relating to KHE, in violation of the federal securities laws. The complaint sought damages, attorneys’ fees, costs and equitable/injunctive relief. The Company moved to dismiss the complaint, and on December 23, 2011, the court granted the Company’s motion and dismissed the case with prejudice. On January 25, 2012, the Plaintiff filed a motion seeking to leave to amend or alter that final judgment; the Company has opposed the motion.

On February 6, 2008, a purported class action lawsuit was filed in the U.S. District Court for the Central District of California by purchasers of BAR/BRI bar review courses from July 2006 onwards alleging antitrust claims against Kaplan and West Publishing Corporation, BAR/BRI’s former owner. On April 10, 2008, the court granted defendants’ motion to dismiss. On May 7, 2008, the plaintiffs filed an appeal to the U.S. Court of Appeals for the Ninth Circuit. On October 18, 2010, the parties entered into a stipulation and settlement agreement. The District Court granted preliminary approval of this proposed settlement on March 21, 2011, but denied final approval thereof on July 1, 2011.  On November 7, 2011, the Ninth Circuit reversed the District Court’s order of dismissal, but stayed the mandate and referred the matter to the Ninth Circuit mediator for renewed settlement discussions.

On or about January 17, 2008, an Assistant U.S. Attorney in the Civil Division of the U.S. Attorney’s Office for the Eastern District of Pennsylvania contacted KHE’s CHI-Broomall campus and made inquiries about the Surgical Technology program, including the program’s eligibility for Title IV U.S. Federal financial aid, the program’s student loan defaults, licensing and accreditation. Kaplan responded to the information requests and fully cooperated with the inquiry. The U.S. Department of Education (DOE) also conducted a program review at the CHI-Broomall campus, and Kaplan likewise cooperated with the program review. On July 22, 2011, the U.S. Attorney’s Office for the Eastern District of Pennsylvania announced that it had entered into a comprehensive settlement agreement with Kaplan that resolved the U.S. Attorney’s inquiry, provided for the conclusion of the DOE’s program review, and also settled a previously sealed False Claims Act complaint (31 U.S.C. § 3729, et seq.) that had been filed by a former employee of the CHI-Broomall campus. The total amount of all required payments by CHI-Broomall under the agreements was $1.6 million. Pursuant to the comprehensive settlement agreement, the U.S. Attorney inquiry has been closed, the DOE will issue a final program review determination, and the False Claims Act complaint (United States of America ex rel. David Goodstein v. Kaplan, Inc., et al. (unsealed July 22, 2011)) was unsealed and will be dismissed with prejudice. At this time, Kaplan cannot predict the contents of the pending final program review determination or the ultimate impact the proceedings may have on the CHI-Broomall campus or the KHE business generally.

Several Kaplan subsidiaries were or are subject to four other unsealed cases filed by former employees that included, among other allegations, claims under the False Claims Act relating to eligibility for Title IV funding. The U.S. Government declined to intervene in all cases, and, as previously reported, court decisions in 2011 either dismissed the cases in their entirety or narrowed the scope of their allegations. The four cases are captioned: United States of America ex rel. Carlos Urquilla-Diaz et al. v. Kaplan University et al. (unsealed March 25, 2008); United States of America ex rel. Jorge Torres v.  Kaplan Higher Education Corp. (unsealed April 7, 2008); United States of America ex rel. Victoria Gatsiopoulos et al. v. ICM School of Business & Medical Careers et al. (unsealed September 2, 2008); and United States of America ex rel. Charles Jajdelski v.  Kaplan Higher Education Corp. et al. (unsealed January 6, 2009).

On August 17, 2011, the U.S. District Court for the Southern District of Florida issued a series of rulings in the Diaz case, which included three separate complaints: Diaz, Wilcox and Gillespie. The court dismissed the Wilcox complaint in its entirety; dismissed all False Claims Act allegations in the Diaz case, leaving only an individual employment claim; and dismissed in part the Gillespie case, thereby limiting the scope and time frame of its False Claims Act allegations regarding compliance with the U.S. Federal Rehabilitation Act. The case (now consisting of the individual employment claim in Diaz and the remaining False Claim Act allegations in Gillespie) is expected to proceed to the discovery and dispositive motion phases.

On August 23, 2011, the U.S. District Court for the Southern District of Florida dismissed the Torres case in its entirety and entered a final judgment in favor of Kaplan. That case has been appealed in the U.S. Court of Appeals for the 11th Judicial Circuit.

On August 9, 2011, the U.S. District Court for the Southern District of Florida granted in part Kaplan’s motion to dismiss the Gatsiopoulos case, which limited the allegations in that case to alleged violations of federal incentive compensation regulations and so-called “70 percent rules” and an individual employment claim, and limited the time frame applicable to these claims. Thereafter, the court recommended that the case be transferred back to its original jurisdiction, the U.S. District Court for the Western District of Pennsylvania, and the case was assigned to a judge in that venue in December 2011. The case is expected to proceed to the discovery and dispositive motion phases in that venue.

On July 7, 2011, the U.S. District Court for the District of Nevada dismissed the Jajdelski case in its entirety and entered a final judgment in favor of Kaplan. That case is currently on appeal in the U.S. Circuit Court of Appeals for the Ninth Judicial Circuit.

On October 21, 2010, Kaplan Higher Education Corporation received a subpoena from the office of the Florida Attorney General. The subpoena sought information pertaining to the online and on-campus schools operated by KHE in and outside of Florida. KHE has cooperated with the Florida Attorney General and provided the information requested in the subpoena. KHE also may receive further requests for information from the Florida Attorney General. The Company cannot predict the outcome of this inquiry.

On December 21, 2010, the U.S. Equal Employment Opportunities Commission filed suit against Kaplan Higher Education Corporation in the U.S. District Court for the Northern District of Ohio, alleging racial bias by Kaplan in requesting credit scores of job applicants seeking financial positions. The Company believes that the complaint lacks merit. In March 2011, the court granted in part the Company’s motion to dismiss the complaint. Since that time, the case is proceeding with the discovery phase.

On February 7, 2011, Kaplan Higher Education Corporation received a Civil Investigative Demand from the Office of the Attorney General of the State of Illinois. The demand primarily sought information pertaining to Kaplan University online students who are residents of Illinois. KHE has cooperated with the Illinois Attorney General and provided the requested information. KHE also may receive further requests for information from the Illinois Attorney General. The Company cannot predict the outcome of this inquiry.

On April 30, 2011, Kaplan Higher Education Corporation received a Civil Investigative Demand from the Office of the Attorney General of the State of Massachusetts. The demand primarily sought information pertaining to KHE Campuses’ students who are residents of Massachusetts. KHE has cooperated with the Massachusetts Attorney General and provided the requested information. KHE also may receive further requests for information from the Massachusetts Attorney General. The Company cannot predict the outcome of this inquiry.

On July 20, 2011, Kaplan Higher Education Corporation received a subpoena from the Office of the Attorney General of the State of Delaware. The demand primarily sought information pertaining to Kaplan University’s online and KHE Campuses’ students who are residents of Delaware. KHE has cooperated with the Delaware Attorney General and provided the information requested in the subpoena. KHE also may receive further requests for information from the Delaware Attorney General. The Company cannot predict the outcome of this inquiry.

Student Financial Aid.  The Company’s education division derives the majority of its revenues from U.S. Federal financial aid received by its students under Title IV programs administered by the DOE pursuant to the U.S. Federal Higher Education Act of 1965 (HEA), as amended. To maintain eligibility to participate in Title IV programs, a school must comply with extensive statutory and regulatory requirements relating to its financial aid management, educational programs, financial strength, administrative capability, compensation practices, facilities, recruiting practices and various other matters. In addition, the school must be licensed or otherwise legally authorized to offer postsecondary educational programs by the appropriate governmental body in the state or states in which it is physically located or has students, be accredited by an accrediting agency recognized by the DOE and be certified to participate in the Title IV programs by the DOE. Schools are required periodically to apply for renewal of their authorization, accreditation or certification with the applicable state governmental bodies, accrediting agencies and the DOE. In accordance with DOE regulations, some KHE schools operate individually or are combined into groups of two or more schools for the purpose of determining compliance with certain Title IV requirements, and each school or school group is assigned its own identification number, known as an OPEID number. As a result, the schools in KHE have a total of 32 OPEID numbers. Failure to comply with the requirements of HEA or related regulations could result in the restriction or loss of the ability to participate in Title IV programs and subject the Company to financial penalties and refunds. No assurance can be given that the Kaplan schools, or individual programs within schools, will maintain their Title IV eligibility, accreditation and state authorization in the future or that the DOE might not successfully assert that one or more of such schools have previously failed to comply with Title IV requirements.

DOE regulations require schools participating in Title IV programs to calculate correctly and return on a timely basis unearned Title IV funds disbursed to students who withdraw from a program of study prior to completion. These funds must be returned in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. Under DOE regulations, failure to make timely returns of Title IV program funds for 5% or more of students sampled in a school’s annual compliance audit in either of its two most recently completed fiscal years could result in a requirement that the school post a letter of credit in an amount equal to 25% of its prior-year returns of Title IV program funds. If unearned funds are not properly calculated and returned in a timely manner, an institution is also subject to monetary liabilities, fines or other sanctions.

Financial aid and assistance programs are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations in the U.S. govern all of the government financial assistance programs in which students participate.

For the years ended December 31, 2011, January 2, 2011 and January 3, 2010, approximately $1,110 million, $1,460 million and $1,283 million, respectively, of the Company’s education division revenue was derived from financial aid received by students under Title IV programs. Management believes that the Company’s education division schools that participate in Title IV programs are in material compliance with standards set forth in the HEA and related regulations.

DOE Program Reviews.  The DOE has undertaken program reviews at various KHE campus locations and at Kaplan University. Six program reviews were finalized in 2011 with no significant findings. Currently, there are two pending program reviews, including Kaplan University. In addition, the Company is awaiting the DOE’s final report on the program review at KHE’s Broomall, PA, location. The results of these open reviews and their impact on Kaplan’s operations are uncertain.

Other.  On December 15, 2011, the United Kingdom Border Agency (UKBA) conducted a compliance review at Kaplan UK’ s Borough High Street Center in London, England. The review focused on Kaplan UK’s compliance with regulations regarding Tier 4 students, who are adult students seeking to study in the U.K. Kaplan UK is fully cooperating with this inquiry and is in the process of responding to requests for additional information. In cases of noncompliance, the UKBA has the authority to take a range of actions to limit, suspend or revoke an institution’s ability to sponsor foreign students.  At this time, Kaplan cannot predict what determinations the UKBA will make or the ultimate impact of this review on Kaplan UK.

Additionally, UKBA issued revised immigration rules that became operational on April 21, 2011. Students from outside the European Economic Area (EEA) and Switzerland who were issued a Confirmation of Acceptance for Studies (CAS) after July 4, 2011 will be given permission to work part-time during their studies only if they attend an institution which qualifies as a Higher Education Institution (HEI). Many of the Kaplan UK international students currently work part-time. Kaplan UK is not in receipt of public funding for the courses upon which international students study and, therefore, does not qualify as an HEI. Also, certain Kaplan UK schools have gained, applied for or are in the process of applying for Highly Trusted Sponsor status (HTS). Without HTS, these schools cannot issue a CAS to potential incoming international students starting in April 2012. These new rules have the potential to adversely impact the number of international students studying at Kaplan UK.

17.    FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Level 1		Level 2	Total
At December 31, 2011
Assets:
Money market investments(1)	$	―	$180,136	$180,136
Marketable equity securities(2)		303,201	―	303,201
Other current investments(3)		15,223	20,250	35,473
Interest rate swap(4)		―	14	14
Total financial assets		$318,424	$200,400	$518,824

Liabilities:
Deferred compensation plan liabilities(5)	$	―	$63,403	$63,403
7.25% unsecured notes(6)		―	460,500	460,500
AUD 50M borrowing(6)		―	51,012	51,012
Total financial liabilities	$	―	$574,915	$574,915

At January 2, 2011
Assets:
Money market investments(1)	$	―	$308,927	$308,927
Marketable equity securities(2)		340,910	―	340,910
Other current investments(3)		11,835	21,005	32,840
Total financial assets		$352,745	$329,932	$682,677

Liabilities:
Deferred compensation plan liabilities(5)	$	―	$69,226	$69,226
7.25% unsecured notes(6)		―	457,200	457,200
Total financial liabilities	$	―	$526,426	$526,426

____________

(1)    The Company’s money market investments are included in cash, cash equivalents and restricted cash.

(2)    The Company’s investments in marketable equity securities are classified as available-for-sale.

(3)    Includes U.S. Government Securities, corporate bonds, mutual funds and time deposits (with original maturities greater than 90 days, but less than one year).

(4)    Included in deferred charges and other assets. The Company utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity and market interest rates.

(5)    Includes The Washington Post Company Deferred Compensation Plan and supplemental savings plan benefits under The Washington Post Company Supplemental Executive Retirement Plan, which are included in accrued compensation and related benefits.

(6)    See Note 10 for carrying amount of these notes and borrowing.

For assets that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. Assets and liabilities that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.

18.    BUSINESS SEGMENTS

Basis of Presentation.  The Company’s organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but are not limited to, customers, the nature of products and services and use of resources. The business segments disclosed in the Consolidated Financial Statements are based on this organizational structure and information reviewed by the Company's management to evaluate the business segment results. The Company has eight reportable segments: KHE, KTP, Kaplan International, Kaplan Ventures, cable television, newspaper publishing, television broadcasting and other businesses.

The Company evaluates segment performance based on operating income before amortization of intangible assets. The accounting policies at the segments are the same as described in Note 2. In computing income from operations by segment, the effects of equity in earnings (losses) of affiliates, interest income, interest expense, other non-operating income and expense items and income taxes are not included. Intersegment sales are not material.

Identifiable assets by segment are those assets used in the Company's operations in each business segment. Investments in marketable equity securities are discussed in Note 4.

Education.  Education products and services are provided by Kaplan, Inc. KHE includes Kaplan's postsecondary education businesses, made up of fixed-facility colleges as well as online postsecondary and career programs. KTP includes Kaplan's standardized test preparation and tutoring offerings, as well as the professional domestic training business, and other businesses. Kaplan International includes professional training and postsecondary education businesses outside the United States, as well as English-language programs. Kaplan Ventures is made up of a number of businesses in various states of development that are managed separately from the other education businesses.

In the first quarter of 2011, Kaplan made several changes to its operating and reporting structure. Kaplan’s domestic professional training business was moved from KTP to KHE and Kaplan Continuing Education moved from Kaplan Ventures to KHE. These businesses were integrated with Kaplan University to become part of the Kaplan University School of Professional and Continuing Education. Also, Kaplan sold KCS in October 2011, KVE in July 2011, and Education Connection in April 2010; therefore the education division’s operating results exclude these businesses. Segment operating results of the education division for fiscal years ended 2011, 2010 and 2009 have been restated to reflect these changes. Kaplan Ventures sold one small business in February 2012 and is exploring other alternatives with respect to the remaining Kaplan Ventures businesses, including possible sales.

In light of recent revenue declines and other business challenges, Kaplan has formulated and implemented restructuring plans at its various businesses that have resulted in significant costs in the past three years, with the objective of establishing lower cost levels in future periods. Across all Kaplan businesses, severance and restructuring costs of $29.2 million, $27.5 million and $33.2 million were recorded in 2011, 2010 and 2009, respectively.

Restructuring and severance related expenses of $13.2 million and $9.3 million were recorded in 2011 and 2010, respectively, at KHE associated with workforce reductions.

In the first quarter of 2010, the Company discontinued certain offerings of the K12 business; $7.8 million in severance and other closure costs were recorded in the first half of 2010 in connection with this plan. In the fourth quarter of 2010, KTP began implementing a plan to reorganize its business consistent with the migration of students to Kaplan’s online and hybrid test preparation offerings, reducing the number of leased test preparation centers; $10.4 million in costs were incurred, mostly comprised of charges related to early lease termination and property, plant and equipment write-downs. In 2011, implementation of the plan was completed and $12.5 million in additional restructuring and severance costs were incurred.

In March 2009, the Company approved a plan to close its Score tutoring centers. The Company recorded charges of $24.9 million in asset write-downs, lease terminations, severance and accelerated depreciation of fixed assets in the first half of 2009. In addition, restructuring-related expenses of $8.3 million were recorded in 2009 at Kaplan's professional domestic training business (part of KHE).

Cable Television.  Cable television operations consist of cable systems offering video, Internet, phone and other services to subscribers in midwestern, western and southern states. The principal source of revenue is monthly subscription fees charged for services.

Newspaper Publishing.  Newspaper publishing includes the publication of newspapers in the Washington, DC, area and Everett, WA; newsprint warehousing; and the Company’s digital media publishing businesses (primarily washingtonpost.com and Slate). Revenues from newspaper publishing operations are derived from advertising and, to a lesser extent, from circulation.

Television Broadcasting.  Television broadcasting operations are conducted through six VHF television stations serving the Detroit, Houston, Miami, San Antonio, Orlando and Jacksonville television markets. All stations are network-affiliated (except for WJXT in Jacksonville), with revenues derived primarily from sales of advertising time.

Other Businesses.  Other businesses include the operating results of Avenue100 Media Solutions and other small businesses.

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

Geographical Information.  The Company's non-U.S. revenues in 2011, 2010 and 2009 totaled approximately $628 million, $540 million and $505 million, respectively, from Kaplan's operations outside the U.S. The Company's long-lived assets in non-U.S. countries (excluding goodwill and other intangible assets), totaled approximately $74 million at December 31, 2011, and $57 million at January 2, 2011.

Company information broken down by operating segment and education division:

	Fiscal Year Ended
(in thousands)	2011	2010	2009
Operating Revenues
Education	$2,465,048	$2,862,279	$2,576,162
Cable television	760,221	759,884	750,409
Newspaper publishing	648,039	680,373	679,282
Television broadcasting	319,206	342,164	272,651
Other businesses	26,135	46,395	53,921
Corporate office	-	-	-
Intersegment elimination	(3,816)	(7,054)	(6,385)
	$4,214,833	$4,684,041	$4,326,040
Income (loss) from operations
Education	$89,434	$346,733	$227,281
Cable television	156,844	163,945	169,051
Newspaper publishing	(18,200)	(9,826)	(163,549)
Television broadcasting	117,089	121,348	70,506
Other businesses	(34,787)	(34,966)	(61)
Corporate office	(14,422)	(24,572)	(12,829)
	$295,958	$562,662	$290,399
Equity in earnings (losses) of affiliates, net	5,949	(4,133)	(29,421)
Interest expense, net	(29,079)	(27,927)	(28,968)
Other (expense) income, net	(55,200)	7,515	13,197
Income from continuing operations before income taxes	$217,628	$538,117	$245,207
Depreciation of property, plant and equipment
Education	$87,718	$77,306	$80,403
Cable television	126,302	124,834	124,207
Newspaper publishing	26,336	30,341	72,870
Television broadcasting	12,448	12,720	12,299
Other businesses	325	270	151
Corporate office	244	1,159	679
	$253,373	$246,630	$290,609
Amortization of intangible assets
Education	$21,167	$21,406	$21,191
Cable television	267	327	310
Newspaper publishing	1,051	1,223	1,010
Television broadcasting	-	-	-
Other businesses	5,874	3,786	3,099
Corporate office	-	-	-
	$28,359	$26,742	$25,610
Impairment of goodwill and other intangible assets
Education	$-	$-	$8,492
Cable television	-	-	-
Newspaper publishing	-	-	-
Television broadcasting	-	-	-
Other businesses	11,923	27,477	-
Corporate office	-	-	-
	$11,923	$27,477	$8,492
Net pension credit (expense)
Education	$(6,345)	$(5,707)	$(5,414)
Cable television	(1,924)	(1,919)	(1,851)
Newspaper publishing(1)	(25,300)	(42,287)	(75,925)
Television broadcasting	(1,669)	(1,113)	(418)
Other businesses	(68)	(65)	(82)
Corporate office	36,983	34,599	33,836
	$1,677	$(16,492)	$(49,854)
Capital expenditures
Education	$54,633	$113,780	$104,282
Cable television	143,225	109,579	84,027
Newspaper publishing	11,405	10,590	18,856
Television broadcasting	6,415	6,675	13,559
Other businesses	163	463	926
Corporate office	-	-	-
	$215,841	$241,087	$221,650
Identifiable assets
Education	$2,176,240	$2,197,277	$2,188,328
Cable television	1,145,596	1,141,427	1,164,209
Newspaper publishing	118,253	206,305	207,234
Television broadcasting	421,764	436,289	433,705
Other businesses	11,190	30,038	54,418
Corporate office	823,641	774,484	729,706
	$4,696,684	$4,785,820	$4,777,600
Investments in marketable equity securities	303,201	340,910	353,884
Investments in affiliates	17,101	31,637	54,722
Total Assets	$5,016,986	$5,158,367	$5,186,206

(1) Includes a $2.4 million and $20.4 million charge in 2011 and 2010, respectively, related to the withdrawal from a multiemployer pension plan.

The Company’s education division comprises the following operating segments:

	Fiscal Year Ended
(in thousands)	2011	2010	2009
Operating Revenues
Higher education	$1,399,582	$1,905,038	$1,653,276
Test preparation(1)	303,093	314,879	336,788
Kaplan international	690,225	585,924	537,238
Kaplan ventures	74,946	59,296	57,210
Kaplan corporate and other	4,585	5,537	2,436
Intersegment elimination	(7,383)	(8,395)	(10,786)
	$2,465,048	$2,862,279	$2,576,162
Income (loss) from operations
Higher education	$148,915	$406,880	$284,357
Test preparation(1)	(28,498)	(32,583)	(18,029)
Kaplan international	46,498	56,152	53,772
Kaplan ventures	(10,093)	(17,490)	(9,286)
Kaplan corporate and other	(66,268)	(65,992)	(83,843)
Intersegment elimination	(1,120)	(234)	310
	$89,434	$346,733	$227,281
Depreciation of property, plant and equipment
Higher education	$48,379	$42,412	$42,813
Test preparation	15,489	14,095	17,941
Kaplan international	16,747	12,839	11,438
Kaplan ventures	4,189	4,109	3,911
Kaplan corporate and other	2,914	3,851	4,300
	$87,718	$77,306	$80,403
Amortization of intangible assets	$21,167	$21,406	$21,191
Impairment of goodwill and other long-lived assets	$-	$-	$8,492
Kaplan stock-based incentive compensation (credit) expense	$(1,290)	$(1,179)	$933
Capital Expenditures
Higher education	$19,735	$58,660	$69,131
Test preparation	17,266	32,798	15,900
Kaplan international	16,304	14,163	13,900
Kaplan ventures	2,762	3,050	3,710
Kaplan corporate and other	(1,434)	5,109	1,641
	$54,633	$113,780	$104,282
Identifiable assets
Higher education	$936,029	$1,043,503	$1,018,256
Test preparation	334,343	290,368	285,673
Kaplan international	809,267	675,127	671,250
Kaplan ventures	89,043	93,359	58,421
Kaplan corporate and other	7,558	94,920	154,728
	$2,176,240	$2,197,277	$2,188,328

_____________

(1)      Test Preparation amounts include revenues of $8.6 million and operating losses of $36.8 million from Score for the fiscal year ended 2009.

19.    SUMMARY OF QUARTERLY OPERATING RESULTS AND COMPREHENSIVE INCOME (UNAUDITED)

Quarterly results of operations and comprehensive income for the year ended December 31, 2011 is as follows:

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011 Quarterly Operating Results
Operating Revenues
Education	$626,631	$624,844	$615,884	$597,689
Advertising	177,384	193,352	170,553	213,255
Circulation and subscriber	214,523	216,607	212,144	213,183
Other	31,076	34,337	34,059	39,312
	1,049,614	1,069,140	1,032,640	1,063,439
Operating Costs and Expenses
Operating	481,313	506,049	504,001	481,805
Selling, general and administrative	443,876	411,610	393,508	403,058
Depreciation of property, plant and equipment	63,021	63,690	62,644	64,018
Amortization of intangible assets	6,164	6,779	8,603	6,813
Impairment of goodwill	―	―	11,923	―
	994,374	988,128	980,679	955,694
Income from Operations	55,240	81,012	51,961	107,745
Equity in earnings (losses) of affiliates, net	3,737	3,138	(1,494)	568
Interest income	982	997	994	1,174
Interest expense	(7,961)	(7,960)	(8,667)	(8,638)
Other (expense) income, net	(24,032)	(2,591)	(29,650)	1,073
Income from Continuing Operations Before Income Taxes	27,966	74,596	13,144	101,922
Provision for Income Taxes	10,400	27,500	16,600	41,800
Income (Loss) from Continuing Operations	17,566	47,096	(3,456)	60,122
(Loss) Income from Discontinued Operations, Net of Tax	(1,937)	(1,333)	(2,510)	1,609
Net Income (Loss)	15,629	45,763	(5,966)	61,731
Net (Income) Loss Attributable to Noncontrolling Interests	(14)	40	(16)	(17)
Net Income (Loss) Attributable to The Washington Post
Company	15,615	45,803	(5,982)	61,714
Redeemable Preferred Stock Dividends	(461)	(230)	(226)	―
Net Income (Loss) Attributable to The Washington Post
Company Common Stockholders	$15,154	$45,573	$(6,208)	$61,714

Amounts Attributable to The Washington Post Company
Common Stockholders
Income (loss) from continuing operations	$17,091	$46,906	$(3,698)	$60,105
(Loss) income from discontinued operations, net of tax	(1,937)	(1,333)	(2,510)	1,609
Net income attributable to The Washington Post Company
common stockholders	$15,154	$45,573	$(6,208)	$61,714

Per Share Information Attributable to The Washington Post
Company Common Stockholders
Basic income (loss) per common share from continuing operations	$2.11	$5.91	$(0.50)	$7.82
Basic (loss) income per common share from discontinued
operations	(0.24)	(0.17)	(0.32)	0.21
Basic net income (loss) per common share	$1.87	$5.74	$(0.82)	$8.03

Diluted income (loss) per common share from continuing
operations	$2.11	$5.91	$(0.50)	$7.82
Diluted (loss) income per common share from discontinued
operations	(0.24)	(0.17)	(0.32)	0.21
Diluted net income (loss) per common share	$1.87	$5.74	$(0.82)	$8.03
Basic average number of common shares outstanding	8,046	7,852	7,802	7,601
Diluted average number of common shares outstanding	8,119	7,933	7,802	7,682
2011 quarterly comprehensive income (loss)	$40,894	$37,040	$(41,225)	$63,512

The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Operations due to rounding.

Quarterly results of operations and comprehensive income for the year ended January 2, 2011 is as follows:

(in thousands, except per share amount)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010 Quarterly Operating Results
Operating Revenues
Education	$694,078	$739,129	$737,131	$691,941
Advertising	184,182	207,241	200,532	241,650
Circulation and subscriber	213,454	215,995	213,377	214,464
Other	33,013	31,253	32,495	34,106
	1,124,727	1,193,618	1,183,535	1,182,161
Operating Costs and Expenses
Operating	471,542	477,248	479,526	503,260
Selling, general and administrative	478,908	480,412	471,897	457,737
Depreciation of property, plant and equipment	61,307	60,872	60,752	63,699
Amortization of intangible assets	6,403	7,492	6,409	6,438
Impairment of goodwill and other intangible assets	―	―	27,477	―
	1,018,160	1,026,024	1,046,061	1,031,134
Income from Operations	106,567	167,594	137,474	151,027
Equity in (losses) earnings of affiliates, net	(8,109)	2,027	2,140	(191)
Interest income	326	599	600	1,051
Interest expense	(7,579)	(7,598)	(7,633)	(7,693)
Other (expense) income, net	(3,321)	(3,807)	12,486	2,157
Income from Continuing Operations Before Income Taxes	87,884	158,815	145,067	146,351
Provision for Income Taxes	33,700	56,700	59,400	68,200
Income from Continuing Operations	54,184	102,115	85,667	78,151
(Loss) Income from Discontinued Operations, Net of Tax	(8,356)	(9,988)	(24,591)	838
Net Income	45,828	92,127	61,076	78,989
Net Loss (Income) Attributable to Noncontrolling Interests	12	8	76	(2)
Net Income Attributable to The Washington Post Company	45,840	92,135	61,152	78,987
Redeemable Preferred Stock Dividends	(461)	(231)	(230)	―
Net Income Attributable to The Washington Post Company
Common Stockholders	$45,379	$91,904	$60,922	$78,987

Amounts Attributable to The Washington Post Company
Common Stockholders
Income from continuing operations	$53,735	$101,892	$85,513	$78,149
(Loss) income from discontinued operations, net of tax	(8,356)	(9,988)	(24,591)	838
Net income attributable to The Washington Post Company
common stockholders	$45,379	$91,904	$60,922	$78,987

Per Share Information Attributable to The Washington Post
Company Common Stockholders
Basic income per common share from continuing operations	$5.81	$11.08	$9.61	$9.32
Basic (loss) income per common share from discontinued
operations	(0.90)	(1.08)	(2.76)	0.10
Basic net income per common share	$4.91	$10.00	$6.85	$9.42

Diluted income per common share from continuing operations	$5.81	$11.08	$9.60	$9.32
Diluted (loss) income per common share from discontinued
operations	(0.90)	(1.08)	(2.76)	0.10
Diluted net income per common share	$4.91	$10.00	$6.84	$9.42
Basic average number of common shares outstanding	9,175	9,126	8,839	8,336
Diluted average number of common shares outstanding	9,241	9,193	8,904	8,385
2010 quarterly comprehensive income	$91,370	$33,291	$83,421	$147,552

The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Operations due to rounding.

Quarterly impact from certain items in 2011 (after-tax and diluted EPS amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Charges of $18.1 million in connection with severance and restructuring at
Kaplan ($1.4 million, $7.3 million, $3.5 million and $6.0 million in the first, second,
third and fourth quarters, respectively)	$(0.18)	$(0.91)	$(0.44)	$(0.77)
Charge of $1.5 million recorded at the newspaper publishing division in connection
with the withdrawal from a multiemployer pension plan				$(0.19)
Goodwill impairment charge of $11.9 million at the Company's online lead
generation business			$(1.51)
Impairment charges of $5.7 million at one of the Company’s affiliates			$(0.72)
Write-down of a marketable equity security of $34.6 million ($19.8 million and
$14.9 million in the first and third quarters, respectively)	$(2.44)		$(1.89)
Losses, net, of $2.1 million for non-operating unrealized foreign currency gains
(losses) ($1.7 million gain, $0.2 million gain, $4.2 million loss and $0.3 million
gain in the first, second, third and fourth quarters, respectively)	$0.21	$0.03	$(0.54)	$0.03

Quarterly impact from certain items in 2010 (after-tax and diluted EPS amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Charge of $12.7 million in connection with the withdrawal from a multiemployer
pension plan at The Washington Post ($11.0 million and $1.6 million in the		$(1.19)	$(0.18)
second and third quarters, respectively)
Goodwill and other intangible assets impairment charge of $26.3 million at the
Company’s online lead generation business, included in other businesses			$(2.96)
Charges of $24.2 million in connection with severance and restructuring ($2.9 million,
$2.0 million and $19.3 million in the first, second, and fourth quarter, respectively)	$(0.31)	$(0.22)		$(2.31)
Gains, net, of $4.2 million for non-operating unrealized foreign currency gains (losses)
($2.2 million loss, $2.3 million loss, $7.5 million gain and $1.2 million gain in the
first, second, third and fourth quarters, respectively)	$(0.23)	$(0.25)	$0.84	$0.14

THE WASHINGTON POST COMPANY

FIVE-YEAR SUMMARY OF SELECTED HISTORICAL FINANCIAL DATA

See Notes to Consolidated Financial Statements for the summary of significant accounting policies and additional information relative to the years 2009–2011 and refer to Note 3 for discussion of discontinued operations.

(in thousands, except per share amounts)	2011	2010	2009	2008	2007
Results of Operations
Operating revenues	$4,214,833	$4,684,041	$4,326,040	$4,160,953	$3,852,276
Income from operations	295,958	562,662	290,399	238,917	484,711
Income from continuing operations	121,328	320,117	156,207	100,751	293,660
Net income attributable to The Washington Post Company
common stockholders	116,233	277,192	91,846	64,776	287,655
Per Share Amounts
Basic earnings per common share attributable to
The Washington Post Company common stockholders
Income from continuing operations	$15.23	$35.77	$16.70	$10.59	$30.80
Net income	14.70	31.06	9.78	6.89	30.31
Diluted earnings per common share attributable to
The Washington Post Company common stockholders
Income from continuing operations	$15.23	$35.75	$16.70	$10.57	$30.68
Net income	14.70	31.04	9.78	6.87	30.19
Weighted average shares outstanding:
Basic	7,826	8,869	9,332	9,408	9,492
Diluted	7,905	8,931	9,392	9,430	9,528
Cash dividends per common share	$9.40	$9.00	$8.60	$8.60	$8.20
The Washington Post Company common stockholders’ equity
per common share	$342.76	$343.47	$317.21	$305.12	$363.72
Financial Position
Working capital	$250,069	$353,621	$398,481	$257,292	$(18,503)
Total assets	5,016,986	5,158,367	5,186,206	5,158,434	6,004,509
Long-term debt	452,229	396,650	396,236	400,003	400,519
The Washington Post Company common stockholders’ equity	2,601,896	2,814,364	2,939,550	2,857,540	3,461,159

Impact from certain items included in income from continuing operations (after-tax and diluted EPS amounts):

2011

• charges of $18.1 million ($2.30 per share) related to severance and restructuring at Kaplan

• charge of $1.5 million ($0.19 per share) recorded at the newspaper publishing division in connection with the withdrawal from a multiemployer pension plan

• goodwill impairment charge at the Company’s online lead generation business of $11.9 million ($1.51 per share)

• impairment charge at one of the Company’s affiliates of $5.7 million ($0.72 per share)

• write-down of a marketable equity security of $34.6 million ($4.34 per share)

• losses, net, of $2.1 million ($0.26 per share) from non-operating unrealized foreign currency losses

2010

• charge of $12.7 million ($1.38 per share) at the Post in connection with the withdrawal from a multiemployer pension plan

• goodwill and other intangible assets impairment charge of $26.3 million ($2.96 per share) at the Company’s online lead generation business

• charges of $24.2 million ($2.83 per share) related to severance and restructuring

• gains, net, of $4.2 million ($0.47 per share) from non-operating unrealized foreign currency gains

2009

• charges of $35.9 million ($3.82 per share) related to early retirement program expense at the newspaper publishing division

• charges of $20.6 million ($2.19 per share) in connection with the restructuring of Kaplan’s Score and Test Preparation operations

• $21.0 million ($2.23 per share) in accelerated depreciation related to the closing of the Post’s College Park, MD, plant and the consolidation of operations at the Post

• goodwill impairment charge of $8.5 million ($0.90 per share) related to Kaplan Ventures

• impairment charges of $18.8 million ($2.00 per share) at two of the Company’s affiliates

• gains, net, of $10.3 million ($1.10 per share) from non-operating unrealized foreign currency gains

2008

• goodwill, intangible assets and other impairment charges of $115.7 million ($12.35 per share) at the Company’s online lead generation business; at the Company’s community newspapers, The Herald and other operations included in the newspaper publishing segment; and at two of the Company’s equity affiliates

• charges of $50.1 million ($5.27 per share) related to early retirement program expense at the Post and the corporate office

• $13.9 million ($1.48 per share) in accelerated depreciation related to the planned closing of the Post’s College Park, MD, plant

• charges of $6.8 million ($0.72 per share) in connection with the restructuring of KHE’s professional training businesses

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

4.2

Four-Year Credit Agreement, dated as of June 17, 2011, among the Company, JPMorgan Chase Bank, N.A., J.P. Morgan Australia Limited, Wells Fargo Bank, N.A, The Royal Bank of Scotland PLC, HSBC Bank USA, The Bank of New York Mellon, PNC Bank, National Association, Bank of America, N.A., Citibank, N.A., and The Northern Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 17, 2011).

10.1	The Washington Post Company Incentive Compensation Plan as amended and restated on January 19, 2012.
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

21	List of subsidiaries of the Company.
23	Consent of independent registered public accounting firm.
24	Power of attorney dated February 23, 2012.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document**

XBRL Taxonomy Extension Schema Document**

XBRL Taxonomy Extension Calculation Linkbase Document**

XBRL Taxonomy Extension Definition Linkbase Document**

XBRL Taxonomy Extension Label Linkbase Document**

XBRL Taxonomy Extension Presentation Linkbase Document**

* A management contract or compensatory plan or arrangement required to be included as an exhibit hereto pursuant to Item 15(b) of Form 10-K.

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended December 31, 2011, January 2, 2011, and January 3, 2010; (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2011, January 2, 2011, and January 3, 2010; (iii) Consolidated Balance Sheets as of December 31, 2011, and January 2, 2011; (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2011, January 2, 2011, and January 3, 2010; (v) Consolidated Statements of Changes in Common Shareholders’ Equity for the fiscal years ended December 31, 2011, January 2, 2011, and January 3, 2010; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.