Form 10-Q
period 2012-03-31
WASHINGTON POST CO
filed 2012-05-09
CIK 104889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

or

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Shares outstanding at May 4, 2012:

                                                    Class A Common Stock – 1,229,383 Shares

                                                    Class B Common Stock – 6,389,451 Shares

THE WASHINGTON POST COMPANY

Index to Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	a. Condensed Consolidated Statements of Operations (Unaudited) for the Three months Ended March 31, 2012 and April 3, 2011	1

	b. Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2012 and April 3, 2011	2

	c. Condensed Consolidated Balance Sheets at March 31, 2012 (Unaudited) and December 31, 2011	3

	d. Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2012 and April 3, 2011	4

	e. Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6.	Exhibits	27

Signatures		28

PART I. FINANCIAL INFORMATION

Item  1.       Financial Statements

THE WASHINGTON POST COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,	April 3,
(in thousands, except per share amounts)	2012	2011
Operating Revenues
Education	$553,401	$618,929
Advertising	170,750	177,385
Circulation and Subscriber	215,230	214,523
Other	33,095	31,075
	972,476	1,041,912
Operating Costs and Expenses
Operating	471,199	476,081
Selling, general and administrative	417,370	441,366
Depreciation of property, plant and equipment	62,501	62,196
Amortization of intangible assets	3,937	5,716
	955,007	985,359
Income from Operations	17,469	56,553
Equity in earnings of affiliates, net	3,888	3,737
Interest income	1,069	982
Interest expense	(9,163)	(7,961)
Other income (expense), net	8,588	(24,032)
Income from Continuing Operations Before Income Taxes	21,851	29,279
Provision for Income Taxes	10,500	10,900
Income from Continuing Operations	11,351	18,379
Income (Loss) from Discontinued Operations, Net of Tax	20,217	(2,750)
Net Income	31,568	15,629
Net Income Attributable to Noncontrolling Interests	(70)	(14)
Net Income Attributable to The Washington Post Company	31,498	15,615
Redeemable Preferred Stock Dividends	(451)	(461)
Net Income Attributable to The Washington Post Company Common Stockholders	$31,047	$15,154
Amounts Attributable to The Washington Post Company Common Stockholders
Income from continuing operations	$10,830	$17,904
Income (loss) from discontinued operations, net of tax	20,217	(2,750)
Net Income attributable to The Washington Post Company common stockholders	$31,047	$15,154
Per Share Information Attributable to The Washington Post Company
Common Stockholders
Basic income per common share from continuing operations	$1.37	$2.21
Basic income (loss) per common share from discontinued operations	2.70	(0.34)
Basic net income per common share	$4.07	$1.87
Basic average number of common shares outstanding	7,514	8,046
Diluted income per common share from continuing operations	$1.37	$2.21
Diluted income (loss) per common share from discontinued operations	2.70	(0.34)
Diluted net income per common share	$4.07	$1.87
Diluted average number of common shares outstanding	7,615	8,119

See accompanying Notes to Condensed Consolidated Financial Statements.

THE WASHINGTON POST COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,	April 3,
(In thousands)	2012	2011
Net Income	$31,568	$15,629
Other Comprehensive Income (Loss), Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	7,823	7,970
Adjustment for sale of a business with foreign operations	513	―
	8,336	7,970
Unrealized gains on available-for-sale securities:
Unrealized gains for the period	32,315	7,210
Reclassification adjustment for write-down on available-for-sale security included in net income	―	30,696
	32,315	37,906
Pension and other postretirement plans:
Amortization of net prior service credit included in net income	(451)	(467)
Amortization of net actuarial loss (gain) included in net income	1,657	(127)
Foreign affiliate pension adjustments	―	(4,613)
	1,206	(5,207)
Cash flow hedge, net change	(35)	―
Other Comprehensive Income, Before Tax	41,822	40,669
Income tax expense related to items of other comprehensive income	(13,393)	(15,369)
Other Comprehensive Income, Net of Tax	28,429	25,300
Comprehensive Income	59,997	40,929
Comprehensive income attributable to noncontrolling interests	(90)	(35)
Total Comprehensive Income Attributable to The Washington Post Company	$59,907	$40,894

See accompanying Notes to Consolidated Financial Statements.

THE WASHINGTON POST COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
(In thousands)	2012	2011
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$294,991	$381,099
Restricted cash	23,401	25,287
Investments in marketable equity securities and other investments	402,806	338,674
Accounts receivable, net	359,099	392,725
Income taxes receivable	4,815	16,990
Deferred income taxes	1,143	13,343
Inventories	4,555	6,571
Other current assets	75,578	70,936
Current assets of discontinued operations	7,171	―
Total Current Assets	1,173,559	1,245,625
Property, Plant and Equipment, Net	1,129,131	1,152,390
Investments in Affiliates	19,329	17,101
Goodwill, Net	1,404,783	1,414,997
Indefinite-Lived Intangible Assets, Net	530,753	530,641
Amortized Intangible Assets, Net	52,737	54,622
Prepaid Pension Cost	536,521	537,262
Deferred Charges and Other Assets	59,004	64,348
Noncurrent Assets of Discontinued Operations	34,006	―
Total Assets	$4,939,823	$5,016,986

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$492,880	$495,041
Deferred revenue	380,811	387,532
Dividends declared	18,883	―
Short-term borrowings	3,250	112,983
Current liabilities of discontinued operations	16,348	―
Total Current Liabilities	912,172	995,556
Postretirement Benefits Other Than Pensions	68,749	67,864
Accrued Compensation and Related Benefits	222,416	228,304
Other Liabilities	112,655	107,741
Deferred Income Taxes	525,503	545,361
Long-Term Debt	453,128	452,229
Noncurrent Liabilities of Discontinued Operations	470	―
Total Liabilities	2,295,093	2,397,055
Redeemable Noncontrolling Interest	6,810	6,740
Redeemable Preferred Stock	11,096	11,295
Preferred Stock	―	―
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	250,469	252,767
Retained earnings	4,555,716	4,561,989
Accumulated other comprehensive income, net of tax
Cumulative foreign currency translation adjustment	29,674	21,338
Unrealized gain on available-for-sale securities	99,748	80,358
Unrealized gain on pensions and other postretirement plans	64,348	63,625
Cash flow hedge	(12)	8
Cost of Class B common stock held in treasury	(2,393,119)	(2,398,189)
Total Equity	2,626,824	2,601,896
Total Liabilities and Equity	$4,939,823	$5,016,986

See accompanying Notes to Condensed Consolidated Financial Statements.

THE WASHINGTON POST COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,	April 3,
(In thousands)	2012	2011
Cash Flows from Operating Activities:
Net Income	$31,568	$15,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	63,254	63,914
Amortization of intangible assets	4,278	6,808
Net pension expense (benefit)	2,192	(289)
Early retirement program expense	1,022	430
Foreign exchange gain	(2,660)	(2,701)
Net loss on sale of a business	3,082	―
Net loss on write-down of marketable equity securities	―	30,696
Equity in earnings of affiliates, net of distributions	(3,691)	(3,737)
Benefit for deferred income taxes	(23,744)	(3,701)
Net gain on sale or write-down of property, plant and equipment and other assets	(7,203)	(2,021)
Change in assets and liabilities:
Decrease in accounts receivable, net	36,716	54,448
Decrease in inventories	2,016	604
Decrease in accounts payable and accrued liabilities	(22,828)	(90,460)
Increase in deferred revenue	3,647	11,127
Decrease in income taxes receivable	11,019	3,521
Increase in other assets and other liabilities, net	(14,817)	(35,041)
Other	165	132
Net Cash Provided by Operating Activities	84,016	49,359

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(44,875)	(39,275)
Purchase of marketable equity securities and other investments	(23,003)	―
Investments in certain businesses, net of cash acquired	(2,545)	(9,673)
Proceeds from sale of property, plant and equipment and other assets	5,827	3,867
Net proceeds from sale of business	1,875	―
Other	1,571	269
Net Cash Used in Investing Activities	(61,150)	(44,812)

Cash Flows from Financing Activities:
Repayment of commercial paper, net	(109,671)	―
Dividends paid	(18,889)	(19,390)
Common shares repurchased	(136)	(121,395)
Other	16,459	25,247
Net Cash Used in Financing Activities	(112,237)	(115,538)
Effect of Currency Exchange Rate Change	3,263	2,421
Net Decrease in Cash and Cash Equivalents	(86,108)	(108,570)
Beginning Cash and Cash Equivalents	381,099	437,740
Ending Cash and Cash Equivalents	$294,991	$329,170

See accompanying Notes to Condensed Consolidated Financial Statements.

THE WASHINGTON POST COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

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

Financial Periods – In the fourth quarter of 2011, the Company changed its fiscal quarter from a thirteen week quarter ending on the Sunday nearest the calendar quarter-end to a quarterly month end. The fiscal quarters for 2012 and 2011 ended on March 31, 2012 and April 3, 2011, respectively. Subsidiaries of the Company report on a calendar-quarter basis, with the exception of most of the newspaper publishing operations, which report on a thirteen week quarter ending on the Sunday nearest the calendar quarter-end.

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the quarterly periods ended March 31, 2012 and April 3, 2011 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Certain amounts in previously issued financial statements have been reclassified to conform to the current year presentation, which includes the reclassification of the results of operations of certain Kaplan businesses as discontinued operations for all periods presented.

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

Recently Adopted and Issued Accounting Pronouncements – In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amended standard to increase the prominence of items reported in other comprehensive income. The amendment eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires that all changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the amendment requires companies to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendment does not affect how earnings per share is calculated or presented. This amendment is effective for interim and fiscal years beginning after December 15, 2011 and must be applied retrospectively. In December 2011, the FASB deferred the requirements related to the presentation of reclassification adjustments until further deliberations have taken place. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of the June 2011 amended standard. The adoption of the amendment not deferred by the FASB in the first quarter of 2012 is reflected in the Company’s Condensed Consolidated Statements of Comprehensive Income.

2. DISCONTINUED OPERATIONS

In February 2012, Kaplan completed the stock sale of Kaplan Learning Technologies (KLT) and recorded an after-tax loss on the sale of $1.9 million, which is included in Income (loss) from discontinued operations, net of tax in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2012.

In April 2012, the Company completed the sale of Kaplan EduNeering. Under the terms of the agreement, the purchaser acquired the stock of EduNeering and received substantially all the assets and liabilities. In the second quarter of 2012, the Company will record an estimated pre-tax gain of $30 million and an estimated after-tax gain of $19 million related to this sale, subject to net working capital adjustments. The assets and liabilities of EduNeering have been classified on the Company’s condensed consolidated balance sheet as assets and liabilities of discontinued operations as of March 31, 2012. The Company did not reclassify its condensed consolidated balance sheet as of December 31, 2011 to reflect discontinued operations.

The Company recorded $23.2 million of income tax benefits in the first quarter of 2012 in connection with each of the sale of its stock in EduNeering and KLT related to the excess of the outside stock tax basis over the net book value of the net assets disposed. The Company recorded the tax benefit related to the sale of EduNeering in the first quarter of 2012 as the sale makes it apparent that the temporary difference will reverse in the foreseeable future, consistent with FASB Accounting Standards Codification Section 740-30-25-10.

In October 2011, Kaplan completed the sale of Kaplan Compliance Solutions (KCS) and in July 2011, Kaplan completed the sale of Kaplan Virtual Education (KVE). The results of operations of EduNeering, KLT, KCS and KVE, for the first quarter of 2012 and 2011, where applicable, are included in the Company’s condensed consolidated statements of operations as Income (loss) from discontinued operations, net of tax. All corresponding prior period operating results presented in the Company’s condensed consolidated financial statements and the accompanying notes have been reclassified to reflect the discontinued operations presented. The Company did not reclassify its condensed consolidated statements of cash flows to reflect the discontinued operations.

The summarized income (loss) from discontinued operations, net of tax, for the first quarter of 2012 and 2011 is presented below:

	March 31,	April 3,
(in thousands)	2012	2011
Operating revenues	$6,791	$21,700
Operating costs and expenses	(7,135)	(26,250)
Loss from discontinued operations	(344)	(4,550)
Benefit from income taxes	(22,500)	(1,800)
Net Income (Loss) from Discontinued Operations	22,156	(2,750)
Loss on sale of discontinued operations	(3,082)	―
Benefit from income taxes on sale of discontinued operations	(1,143)	―
Income (Loss) from Discontinued Operations, Net of Tax	$20,217	$(2,750)

The following table summarizes the 2011 quarterly operating results of the Company following the reclassification of the operations discussed above as discontinued operations:

	April 3,	July 3,	October 2,	December 31,
(in thousands, except per share amounts)	2011	2011	2011	2011
Operating Revenues
Education	$618,929	$616,962	$608,256	$587,775
Advertising	177,385	193,352	170,552	213,255
Circulation and subscriber	214,523	216,606	212,145	213,183
Other	31,075	34,338	34,059	39,312
	1,041,912	1,061,258	1,025,012	1,053,525
Operating Costs and Expenses
Operating	476,081	500,766	499,111	477,027
Selling, general and administrative	441,366	409,173	391,269	400,842
Depreciation of property, plant and equipment	62,196	62,882	61,840	63,211
Amortization of intangible assets	5,716	6,338	8,187	6,397
Impairment of goodwill	―	―	11,923	―
	985,359	979,159	972,330	947,477
Income from Operations	56,553	82,099	52,682	106,048
Equity in earnings (losses) of affiliates, net	3,737	3,138	(1,494)	568
Interest income	982	997	994	1,174
Interest expense	(7,961)	(7,960)	(8,667)	(8,638)
Other (expense) income, net	(24,032)	(2,591)	(29,650)	1,073
Income from Continuing Operations before Income Taxes	29,279	75,683	13,865	100,225
Provision for Income Taxes	10,900	27,900	16,800	41,000
Income (Loss) from Continuing Operations	18,379	47,783	(2,935)	59,225
(Loss) Income from Discontinued Operations, Net of Tax	(2,750)	(2,020)	(3,031)	2,506
Net Income (Loss)	15,629	45,763	(5,966)	61,731
Net (Income) Loss Attributable to Noncontrolling Interests	(14)	40	(16)	(17)
Net Income (Loss) Attributable to The Washington Post Company	15,615	45,803	(5,982)	61,714
Redeemable Preferred Stock Dividends	(461)	(230)	(226)	―
Net Income (Loss) Attributable to The Washington Post Company
Common Stockholders	$15,154	$45,573	$(6,208)	$61,714
Amounts Attributable to The Washington Post Company
Common Stockholders
Income (loss) from continuing operations	$17,904	$47,593	$(3,177)	$59,208
(Loss) income from discontinued operations, net of tax	(2,750)	(2,020)	(3,031)	2,506
Net income (loss) attributable to the Washington Post
Company common stockholders	$15,154	$45,573	$(6,208)	$61,714
Per Share Information Attributable to The Washington Post
Company Common Stockholders
Basic income (loss) per common share from continuing operations	$2.21	$6.00	$(0.43)	$7.70
Basic (loss) income per common share from discontinued operations	(0.34)	(0.26)	(0.39)	0.33
Basic net income (loss) per common share	$1.87	$5.74	$(0.82)	$8.03
Diluted income (loss) per common share from continuing operations	$2.21	$6.00	$(0.43)	$7.70
Diluted (loss) income per common share from discontinued operations	(0.34)	(0.26)	(0.39)	0.33
Diluted net income (loss) per common share	$1.87	$5.74	$(0.82)	$8.03

The following table summarizes the operating results of the Company for fiscal year 2011 and 2010, following the reclassification of operations discussed above as discontinued operations:

	Fiscal Year Ended
	December 31,	January 2,
(in thousands, except per share amounts)	2011	2011
Operating Revenues
Education	$2,431,922	$2,830,187
Advertising	754,544	833,605
Circulation and subscriber	856,457	857,290
Other	138,784	130,867
	4,181,707	4,651,949
Operating Costs and Expenses
Operating	1,952,985	1,911,564
Selling, general and administrative	1,642,650	1,877,455
Depreciation of property, plant and equipment	250,129	243,572
Amortization of intangible assets	26,638	24,615
Impairment of goodwill and other intangible assets	11,923	27,477
	3,884,325	4,084,683
Income from Operations	297,382	567,266
Equity in earnings (losses) of affiliates, net	5,949	(4,133)
Interest income	4,147	2,576
Interest expense	(33,226)	(30,503)
Other (expense) income, net	(55,200)	7,515
Income from Continuing Operations Before Income Taxes	219,052	542,721
Provision for Income Taxes	96,600	219,500
Income from Continuing Operations	122,452	323,221
Loss from Discontinued Operations, Net of Tax	(5,295)	(45,201)
Net Income	117,157	278,020
Net (Income) Loss attributable to noncontrolling interests	(7)	94
Net Income Attributable to The Washington Post Company	117,150	278,114
Redeemable Preferred Stock Dividends	(917)	(922)
Net Income Attributable to The Washington Post Company Common Stockholders	$116,233	$277,192
Amounts Attributable to The Washington Post Company Common Stockholders
Income from continuing operations	$121,528	$322,393
Loss from discontinued operations, net of tax	(5,295)	(45,201)
Net income attributable to the Washington Post Company common stockholders	$116,233	$277,192
Per Share Information Attributable to The Washington Post Company Common
Stockholders
Basic income per common share from continuing operations	$15.37	$36.12
Basic loss per common share from discontinued operations	(0.67)	(5.06)
Basic net income per common share	$14.70	$31.06
Diluted income per common share from continuing operations	$15.37	$36.10
Diluted loss per common share from discontinued operations	(0.67)	(5.06)
Diluted net income per common share	$14.70	$31.04

3. INVESTMENTS

Investments in marketable equity securities at March 31, 2012 and December 31, 2011 comprised the following:

	March 31,	December 31,
(in thousands)	2012	2011
Total cost	$199,277	$169,271
Net unrealized gains	166,246	133,930
Total Fair Value	$365,523	$303,201

The Company made $30.0 million in investments in marketable equity securities during the first quarter of 2012, of which $7.7 million was settled in April 2012, after the first quarter balance sheet date. There were no new investments in marketable equity securities during the first quarter of 2011. There were no sales of marketable equity securities in the first quarter of 2012 and 2011.

At the end of the first quarter of 2011, the Company’s investment in Corinthian Colleges, Inc. had been in an unrealized loss position for over six months. The Company evaluated this investment for other-than-temporary impairment based on various factors, including the duration and severity of the unrealized loss, the reason for the decline in value and the potential recovery period, and the Company’s ability and intent to hold the investment. In the first quarter of 2011, the Company concluded the loss was other-than-temporary and recorded a $30.7 million write-down on the investment. The investment continued to decline and in the third quarter of 2011, the Company recorded another $23.1 million write-down on the investment. The Company’s investment in Corinthian Colleges, Inc. accounted for $32.0 million of the total fair value of the Company’s investments in marketable equity securities at March 31, 2012.

4. ACQUISITIONS AND DISPOSITIONS

In the first quarter of 2012, Kaplan acquired two small businesses in its International division; the purchase price allocation mostly comprised goodwill and other intangible assets on a preliminary basis. In the first quarter of 2011, Kaplan made one small acquisition in its Kaplan Ventures division. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition.

Kaplan completed the sales of Kaplan Learning Technologies in February 2012 and EduNeering in April 2012, which were part of the Kaplan Ventures division.

 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Amortization of intangible assets for the three months ended March 31, 2012 and April 3, 2011 was $4.3 million and $6.8 million, respectively. Amortization of intangible assets is estimated to be approximately $13 million for the remainder of 2012, $13 million in 2013, $8 million in 2014, $7 million in 2015, $6 million in 2016, $3 million in 2017 and $3 million thereafter.

The changes in the carrying amount of goodwill, by segment, for the three months ended March 31, 2012 were as follows:

		Cable	Newspaper	Television	Other
(in thousands)	Education	Television	Publishing	Broadcasting	Businesses	Total
Balance as of December 31, 2011
Goodwill	$1,116,615	$85,488	$81,183	$203,165	$100,152	$1,586,603
Accumulated impairment losses	(8,492)	―	(65,772)	―	(97,342)	(171,606)
	1,108,123	85,488	15,411	203,165	2,810	1,414,997
Acquisitions	5,143	―	―	―	―	5,143
Dispositions	(4,660)	―	―	―	―	(4,660)
Reclassification to discontinued operations	(22,713)	―	―	―	―	(22,713)
Foreign currency exchange rate changes and other	12,016	―	―	―	―	12,016
Balance as of March 31, 2012
Goodwill	1,097,909	85,488	81,183	203,165	100,152	1,567,897
Accumulated impairment losses	―	―	(65,772)	―	(97,342)	(163,114)
	$1,097,909	$85,488	$15,411	$203,165	$2,810	$1,404,783

The changes in carrying amount of goodwill at the Company’s education division for the three months ended March 31, 2012 were as follows:

	Higher	Test	Kaplan	Kaplan
(in thousands)	Education	Preparation	International	Ventures	Total
Balance as of December 31, 2011
Goodwill	$409,128	$152,187	$515,936	$39,364	$1,116,615
Accumulated impairment losses	―	―	―	(8,492)	(8,492)
	409,128	152,187	515,936	30,872	1,108,123
Acquisitions	―	―	5,143	―	5,143
Dispositions	―	―	―	(4,660)	(4,660)
Reclassification to discontinued operations	―	―	―	(22,713)	(22,713)
Foreign currency exchange rate changes and other	55	―	10,791	1,170	12,016
Balance as of March 31, 2012
Goodwill	409,183	152,187	531,870	4,669	1,097,909
Accumulated impairment losses	―	―	―	―	―
	$409,183	$152,187	$531,870	$4,669	$1,097,909

Other intangible assets consist of the following:

		As of March 31, 2012			As of December 31, 2011
		Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in thousands)	Range	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized Intangible Assets
Non-compete agreements	2-5 years	$14,362	$11,165	$3,197	$14,493	$10,764	$3,729
Student and customer relationships	2-10 years	63,851	36,100	27,751	75,734	47,888	27,846
Databases and technology	3-5 years	10,514	8,591	1,923	10,514	8,159	2,355
Trade names and trademarks	2-10 years	32,564	15,778	16,786	36,222	18,936	17,286
Other	1-25 years	9,604	6,524	3,080	9,971	6,565	3,406
		$130,895	$78,158	$52,737	$146,934	$92,312	$54,622
Indefinite-Lived Intangible Assets
Franchise agreements		$496,321			$496,321
Wireless licenses		22,150			22,150
Licensure and accreditation		7,862			7,862
Other		4,420			4,308
		$530,753			$530,641

6. DEBT

The Company’s borrowings consist of the following:

	March 31,	December 31,
(in thousands)	2012	2011
7.25% unsecured notes due February 1, 2019	$397,168	$397,065
Commercial paper borrowings	―	109,671
AUD 50M borrowing	51,717	51,012
Other indebtedness	7,493	7,464
Total Debt	456,378	565,212
Less: current portion	(3,250)	(112,983)
Total Long-Term Debt	$453,128	$452,229

The Company’s other indebtedness at March 31, 2012 and December 31, 2011 is at interest rates from 0% to 6% and matures from 2012 to 2016.

During the first quarter of 2012 and 2011, the Company had average borrowings outstanding of approximately $484.5 million and $399.7 million, respectively, at average annual interest rates of approximately 7.0% and 7.2%. During the first quarter of 2012 and 2011, the Company incurred net interest expense of $8.1 million and $7.0 million, respectively.

At March 31, 2012, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $465.3 million, compared with the carrying amount of $397.2 million. At December 31, 2011, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $460.5 million, compared with the carrying amount of $397.1 million. The carrying value of the Company’s other unsecured debt at March 31, 2012 approximates fair value.

 7. EARNINGS PER SHARE

The Company’s earnings per share from continuing operations (basic and diluted) for the first quarter of 2012 and 2011 are presented below:

	Three Months Ended
	March 31,	April 3,
(in thousands, except per share amounts)	2012	2011
Income from continuing operations attributable to The Washington Post Company
common stockholders	$10,830	$17,904
Less: Amount attributable to participating securities	(501)	(162)
Basic income from continuing operations attributable to The Washington Post Company
common stockholders	$10,329	$17,742

Plus: Amount attributable to participating securities	501	162
Diluted income from continuing operations attributable to The Washington Post Company
common stockholders	$10,830	$17,904

Basic weighted average shares outstanding	7,514	8,046
Plus: Effect of dilutive shares related to stock options and restricted stock	101	73
Diluted weighted average shares outstanding	7,615	8,119

Income Per Share from Continuing Operations Attributable to The Washington Post Company
Common Stockholders:
Basic	$1.37	$2.21
Diluted	$1.37	$2.21

For the first quarter of 2012, the basic earnings per share computed under the two-class method is lower than the diluted earnings per share computed under the if-converted method for participating securities, resulting in the presentation of the lower amount in diluted earnings per share. The first quarter of 2012 and 2011 diluted earnings per share amounts exclude the effects of 115,294 and 79,850 stock options outstanding, respectively, as their inclusion would be antidilutive.

In the first quarter of 2012 and 2011, the Company declared regular dividends totaling $4.90 and $4.70 per share, respectively.

8. PENSION AND POSTRETIREMENT PLANS

Defined Benefit Plans. The total cost arising from the Company’s defined benefit pension plans for the first quarter of 2012 and 2011, consists of the following components:

			Supplemental Executive
	Pension Plans		Retirement Plan
	March 31,	April 3,	March 31,	April 3,
(in thousands)	2012	2011	2012	2011
Service cost	$9,107	$7,214	$367	$380
Interest cost	14,591	15,105	1,060	1,084
Expected return on assets	(24,012)	(23,489)	―	―
Amortization of prior service cost	937	881	14	65
Recognized actuarial loss	1,569	―	458	353
Net Periodic Cost (Benefit)	2,192	(289)	1,899	1,882
Early retirement program expense	1,022	430	―	―
Total Cost	$3,214	$141	$1,899	$1,882

In the first quarter of 2012, the Company offered a Voluntary Retirement Incentive Program to certain employees of Post-Newsweek Media and recorded early retirement program expense of $1.0 million. In the first quarter of 2011, the Company offered a Voluntary Retirement Incentive Program to certain employees of Robinson Terminal Warehouse and recorded early retirement program expense of $0.4 million. The early retirement program expense for these programs is funded from the assets of the Company’s pension plans.

Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. As of March 31, 2012 and December 31, 2011, the assets of the Company’s pension plans were allocated as follows:

	March 31,	December 31,
	2012	2011
U.S. equities	69%	69%
U.S. fixed income	10%	10%
International equities	21%	21%
	100%	100%

Essentially all of the assets are actively managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both of these managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval by the Plan administrator. As of March 31, 2012, the managers can invest no more than 24% of the assets in international stocks at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities. None of the assets is managed internally by the Company.

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

The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of March 31, 2012. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At March 31, 2012 the Company held common stock in one investment which exceeded 10% of total plan assets. This investment was valued at $237.5 million and $222.4 million at March 31, 2012 and December 31, 2011, respectively, or approximately 12% of total plan assets at these respective dates. Assets also included $163.6 million and $154.0 million of Berkshire Hathaway common stock at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012 the Company held investments in one foreign country which exceeded 10% of total plan assets. These investments were valued at $257.3 million and $241.4 million at March 31, 2012 and December 31, 2011, respectively, or approximately 13% of total plan assets at these respective dates.

Other Postretirement Plans. The total benefit arising from the Company’s postretirement plans for the first quarter of  2012 and 2011, consists of the following components:

	March 31,	April 3,
(in thousands)	2012	2011
Service cost	$778	$718
Interest cost	684	766
Amortization of prior service credit	(1,402)	(1,413)
Recognized actuarial gain	(370)	(480)
Total Periodic Benefit	$(310)	$(409)

9. OTHER NON-OPERATING INCOME (EXPENSE)

A summary of non-operating income (expense) for the three months ended March 31, 2012 and April 3, 2011, is as follows:

	March 31,	April 3,
(in thousands)	2012	2011
Gain on sale of cost method investments	$5,817	$3,832
Foreign currency gains, net	2,660	2,701
Impairment write-down on a marketable equity security	―	(30,696)
Other, net	111	131
Total Other Non-Operating Income (Expense)	$8,588	$(24,032)

10. CONTINGENCIES

Litigation and Legal Matters. The Company is involved in various legal proceedings that arise in the ordinary course of its business. Although the outcome of the legal claims and proceedings against the Company cannot be predicted with certainty, based on currently available information, management believes that there are no existing claims or proceedings that are likely to have a material effect on the Company's business, financial condition, results of operations or cash flows. Also, based on currently available information, management is of the opinion that the exposure to future material losses from existing legal proceedings is not reasonably possible, or that future material losses in excess of the amounts accrued are not reasonably possible.

A purported class action complaint was filed against the Company, Donald E. Graham and Hal S. Jones on October 28, 2010, in the U.S. District Court for the District of Columbia, by the Plumbers Local #200 Pension Fund. The complaint alleged that the Company and certain of its officers made materially false and misleading statements, or failed to disclose material facts relating to KHE, in violation of the U.S. Federal securities laws. The complaint sought damages, attorneys’ fees, costs and equitable/injunctive relief. The Company moved to dismiss the complaint, and on December 23, 2011, the court granted the Company’s motion and dismissed the case with prejudice. On January 25, 2012, the Plaintiff filed a motion seeking leave to amend or alter that final judgment. The court granted the Plaintiff’s motion to alter the dismissal and granted leave to file an amended complaint. The Company intends to file a motion to dismiss the amended complaint and will continue to vigorously defend against this action.

With regard to the previously disclosed Gatsiopoulos case, the federal False Claims Act allegations have been dismissed and the employment claim has been resolved.

DOE Program Reviews. The U.S. Department of Education (DOE) has undertaken program reviews at various KHE campus locations and at Kaplan University. Currently, there are three pending program reviews, including Kaplan University. In addition, the Company is awaiting the DOE’s final report on the program review at KHE’s Broomall, PA, location. The results of these open reviews and their impact on Kaplan’s operations are uncertain.

Other. In December 2011, the United Kingdom Border Agency (UKBA) conducted a compliance review at Kaplan UK’ s Borough High Street Center in London, England. The review focused on Kaplan UK’s compliance with regulations regarding Tier 4 students, who are adult students seeking to study in the U.K. Kaplan UK is fully cooperating with this inquiry and is in the process of responding to requests for additional information. In cases of noncompliance, the UKBA has the authority to take a range of actions to limit, suspend or revoke an institution’s ability to sponsor foreign students. At this time, Kaplan cannot predict what determinations the UKBA will make or the ultimate impact of this review on Kaplan UK.

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

11. FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Level 1		Level 2	Total
At March 31, 2012
Assets
Money market investments(1)	$	―	$159,324	$159,324
Marketable equity securities(3)		365,523	―	365,523
Other current investments(4)		13,045	24,238	37,283
Total Financial Assets		$378,568	$183,562	$562,130

Liabilities
Deferred compensation plan liabilities(6)	$	―	$60,940	$60,940
7.25% unsecured notes(7)		―	465,288	465,288
AUD 50M borrowing(7)		―	51,717	51,717
Interest rate swap(8)		―	21	21
Total Financial Liabilities	$	―	$577,966	$577,966

At December 31, 2011
Assets
Money market investments(2)	$	―	$180,136	$180,136
Marketable equity securities(3)		303,201	―	303,201
Other current investments(4)		15,223	20,250	35,473
Interest rate swap(5)		―	14	14
Total Financial Assets		$318,424	$200,400	$518,824

Liabilities
Deferred compensation plan liabilities(6)	$	―	$63,403	$63,403
7.25% unsecured notes(7)		―	460,500	460,500
AUD 50M borrowing(7)		―	51,012	51,012
Total Financial Liabilities	$	―	$574,915	$574,915

____________

(1)       The Company’s money market investments at March 31, 2012 are included in cash and cash equivalents.

(2)       The Company’s money market investments at December 31, 2011 are included in cash, cash equivalents and restricted cash.

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

(7)       See Note 6 for carrying amount of these notes and borrowing.

(8)       Included in Other liabilities. The fair value utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity and market interest rates.

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

12. BUSINESS SEGMENTS

The Company has eight reportable segments: Kaplan Higher Education, Kaplan Test Preparation, Kaplan International, Kaplan Ventures, cable television, newspaper publishing, television broadcasting and other businesses.

Education.  Kaplan sold EduNeering in April 2012, KLT in February 2012, KCS in October 2011 and KVE in July 2011; therefore, the education division’s operating results exclude these businesses. Also, Kaplan’s Colloquy and U.S. Pathways business moved from Kaplan Ventures to Kaplan International. Segment operating results of the education division have been restated to reflect these changes.

The following table summarizes the quarterly financial information related to each of the Company’s business segments:

	March 31,	April 3,	July 3,	October 2,	December 31,
(in thousands)	2012	2011	2011	2011	2011
Operating Revenues
Education	$553,401	$618,929	$616,962	$608,256	$587,775
Cable television	190,210	190,280	191,231	187,892	190,818
Newspaper publishing	142,321	154,997	162,772	149,257	181,013
Television broadcasting	81,497	72,183	84,940	73,830	88,253
Other businesses	6,015	6,662	6,095	6,257	7,121
Corporate office	―	―	―	―	―
Intersegment elimination	(968)	(1,139)	(742)	(480)	(1,455)
	$972,476	$1,041,912	$1,061,258	$1,025,012	$1,053,525
Income (Loss) From Operations
Education	$(13,188)	$20,049	$21,468	$18,768	$30,573
Cable television	32,777	37,707	40,425	36,795	41,917
Newspaper publishing	(22,560)	(12,827)	(2,918)	(9,897)	7,442
Television broadcasting	30,999	19,591	32,571	24,073	40,854
Other businesses	(5,251)	(5,039)	(5,014)	(18,126)	(6,608)
Corporate office	(5,308)	(2,928)	(4,433)	1,069	(8,130)
	$17,469	$56,553	$82,099	$52,682	$106,048
Equity in Earnings of Affiliates, Net	3,888	3,737	3,138	(1,494)	568
Interest Expense, Net	(8,094)	(6,979)	(6,963)	(7,673)	(7,464)
Other Income (Expense), Net	8,588	(24,032)	(2,591)	(29,650)	1,073
Income from Continuing Operations Before Income Taxes	$21,851	$29,279	$75,683	$13,865	$100,225
Depreciation of Property, Plant and Equipment
Education	$20,862	$20,175	$21,491	$20,510	$22,298
Cable television	32,197	31,786	31,533	31,661	31,322
Newspaper publishing	6,236	6,900	6,540	6,453	6,443
Television broadcasting	3,125	3,110	3,134	3,137	3,067
Other businesses	81	81	84	79	81
Corporate office	―	144	100	―	―
	$62,501	$62,196	$62,882	$61,840	$63,211
Amortization of Intangible Assets and
Impairment of Goodwill and Other Intangible Assets
Education	$3,243	$4,420	$5,049	$5,576	$4,401
Cable television	54	73	66	62	66
Newspaper publishing	183	290	289	290	182
Television broadcasting	―	―	―	―	―
Other businesses	457	933	934	14,182	1,748
Corporate office	―	―	―	―	―
	$3,937	$5,716	$6,338	$20,110	$6,397
Net Pension Expense (Credit)
Education	$2,392	$1,552	$1,652	$1,655	$1,486
Cable television	530	518	497	455	454
Newspaper publishing(1)	8,611	6,705	5,288	5,244	8,063
Television broadcasting	960	646	335	325	363
Other businesses	19	17	17	17	17
Corporate office	(9,298)	(9,297)	(9,247)	(9,185)	(9,254)
	$3,214	$141	$(1,458)	$(1,489)	$1,129

(1) Includes a $2.4 million charge in the fourth quarter of 2011 related to the withdrawal from a multiemployer pension plan.

The following table summarizes financial information related to each of the Company’s business segments for the fiscal years 2011 and 2010:

	Fiscal Year Ended
	December 31,	January 2,
(in thousands)	2011	2011
Operating Revenues
Education	$2,431,922	$2,830,187
Cable television	760,221	759,884
Newspaper publishing	648,039	680,373
Television broadcasting	319,206	342,164
Other businesses	26,135	46,395
Corporate office	―	―
Intersegment elimination	(3,816)	(7,054)
	$4,181,707	$4,651,949
Income (Loss) from Operations
Education	$90,858	$351,337
Cable television	156,844	163,945
Newspaper publishing	(18,200)	(9,826)
Television broadcasting	117,089	121,348
Other businesses	(34,787)	(34,966)
Corporate office	(14,422)	(24,572)
	$297,382	$567,266
Equity in Earnings (Losses) of Affiliates, Net	5,949	(4,133)
Interest Expense, Net	(29,079)	(27,927)
Other (Expense) Income, Net	(55,200)	7,515
Income from Continuing Operations Before Income Taxes	$219,052	$542,721
Depreciation of Property, Plant and Equipment
Education	$84,474	$74,248
Cable television	126,302	124,834
Newspaper publishing	26,336	30,341
Television broadcasting	12,448	12,720
Other businesses	325	270
Corporate office	244	1,159
	$250,129	$243,572
Amortization of Intangible Assets and Impairment of Goodwill and Other Intangible Assets
Education	$19,446	$19,279
Cable television	267	327
Newspaper publishing	1,051	1,223
Television broadcasting	―	―
Other businesses	17,797	31,263
Corporate office	―	―
	$38,561	$52,092
Net Pension (Credit) Expense
Education	$6,345	$5,707
Cable television	1,924	1,919
Newspaper publishing(1)	25,300	42,287
Television broadcasting	1,669	1,113
Other businesses	68	65
Corporate office	(36,983)	(34,599)
	$(1,677)	$16,492

(1) Includes a $2.4 and $20.4 million charge in 2011 and 2010, respectively, related to the withdrawal from a multiemployer pension plan.

Asset information for the Company’s business segments are as follows:

	As of
	March 31,	December 31,
(in thousands)	2012	2011
Identifiable Assets
Education	$1,877,759	$2,176,240
Cable television	1,150,124	1,145,596
Newspaper publishing	83,641	118,253
Television broadcasting	415,787	421,764
Other businesses	9,811	11,190
Corporate office	976,672	823,641
	$4,513,794	$4,696,684
Investments in Marketable Equity Securities	$365,523	$303,201
Investments in Affiliates	19,329	17,101
Assets of Discontinued Operations	41,177	―
Total Assets	$4,939,823	$5,016,986

The following table summarizes the quarterly financial information related to the reportable segments within the Company’s education division:

	March 31,	March 31,	June 30,	September 30,	December 31,
(in thousands)	2012	2011	2011	2011	2011
Operating Revenues
Higher education	$308,384	$386,883	$358,312	$330,856	$323,531
Test preparation	62,829	73,365	83,197	79,630	66,901
Kaplan international	176,385	152,135	169,016	192,609	190,820
Kaplan ventures	6,121	7,215	6,591	6,645	7,014
Kaplan corporate and other	1,157	1,117	1,065	1,293	1,110
Intersegment elimination	(1,475)	(1,786)	(1,219)	(2,777)	(1,601)
	$553,401	$618,929	$616,962	$608,256	$587,775
(Loss) Income from Operations
Higher education	$8,954	$50,650	$45,157	$25,083	$28,025
Test preparation	(10,219)	(12,676)	(11,597)	(4,745)	520
Kaplan international	3,423	(682)	8,642	10,775	22,771
Kaplan ventures	(1,261)	(974)	(2,079)	(2,034)	(311)
Kaplan corporate and other	(14,279)	(16,038)	(18,673)	(9,231)	(20,605)
Intersegment elimination	194	(231)	18	(1,080)	173
	$(13,188)	$20,049	$21,468	$18,768	$30,573
Depreciation of Property, Plant and Equipment
Higher education	$11,757	$11,241	$11,897	$11,825	$13,416
Test preparation	4,315	4,449	3,796	3,445	3,799
Kaplan international	4,200	3,468	4,752	4,384	4,350
Kaplan ventures	145	186	181	173	198
Kaplan corporate and other	445	831	865	683	535
	$20,862	$20,175	$21,491	$20,510	$22,298

The following table summarizes financial information related to the reportable segments of the Company’s education division segments for the fiscal years 2011 and 2010:

	Fiscal Year Ended
(in thousands)	2011	2010
Operating Revenues
Higher education	$1,399,582	$1,905,038
Test preparation	303,093	314,879
Kaplan international	704,580	587,780
Kaplan ventures	27,465	25,348
Kaplan corporate and other	4,585	5,537
Intersegment elimination	(7,383)	(8,395)
	$2,431,922	$2,830,187
Income (Loss) from Operations
Higher education	$148,915	$406,880
Test preparation	(28,498)	(32,583)
Kaplan international	41,506	49,309
Kaplan ventures	(5,398)	(8,170)
Kaplan corporate and other	(64,547)	(63,865)
Intersegment elimination	(1,120)	(234)
	$90,858	$351,337
Depreciation of Property, Plant and Equipment
Higher education	$48,379	$42,412
Test preparation	15,489	14,095
Kaplan international	16,954	12,993
Kaplan ventures	738	897
Kaplan corporate and other	2,914	3,851
	$84,474	$74,248

Identifiable assets for the Company’s education division consist of the following:

	As of
	March 31,	December 31,
(in thousands)	2012	2011
Identifiable Assets
Higher education	$634,610	$908,268
Test preparation	325,247	330,956
Kaplan international	830,506	809,702
Kaplan ventures	29,304	30,568
Kaplan corporate and other	58,092	96,746
	$1,877,759	$2,176,240

Item 2.        Management’s Discussion and Analysis of Results of Operations and Financial Condition

This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.

Results of Operations

The Company reported net income attributable to common shares of $31.0 million ($4.07 per share) for the first quarter ended March 31, 2012, compared to $15.2 million ($1.87 per share) for the first quarter of last year. Net income includes $20.2 million in income from discontinued operations ($2.70 per share) and $2.8 million ($0.34 per share) in losses from discontinued operations for the first quarter of 2012 and 2011, respectively. Income from continuing operations attributable to common shares was $10.8 million ($1.37 per share) for the first quarter of 2012, compared to $17.9 million ($2.21 per share) for the first quarter of 2011. As a result of the Company’s share repurchases, there were 6% fewer diluted average shares outstanding in the first quarter of 2012.

Items included in the Company’s income from continuing operations for the first quarter of 2012:

▪ $1.9 million in severance and early retirement charges at the newspaper publishing division (after-tax impact of $1.2 million, or $0.16 per share);

▪ a $5.8 million gain on sales of cost method investments (after-tax impact of $3.7 million, or $0.48 per share); and

▪ $2.7 million in non-operating unrealized foreign currency gains (after-tax impact of $1.7 million, or $0.22 per share).

Items included in the Company’s income from continuing operations for the first quarter of 2011:

▪ $2.3 million in severance and restructuring charges at Kaplan (after-tax impact of $1.4 million, or $0.18 per share);

▪ a $3.8 million gain on the sale of a cost method investment (after-tax impact of $2.4 million, or $0.29 per share);

▪ a $30.7 million write-down of a marketable equity security (after-tax impact of $19.8 million, or $2.44 per share); and

▪ $2.7 million in non-operating unrealized foreign currency gains (after-tax impact of $1.7 million, or $0.21 per share).

Revenue for the first quarter of 2012 was $972.5 million, down 7% from $1,041.9 million in the first quarter of 2011. The Company reported operating income of $17.5 million in the first quarter of 2012, compared to operating income of $56.6 million in the first quarter of 2011. Revenues were down at the education and newspaper publishing divisions and flat at the cable television division, offset by an increase at the television broadcasting division. Operating results were down at all of the Company’s divisions, except for the television broadcasting division.

Division Results

Education

Education division revenue totaled $553.4 million for the first quarter of 2012, an 11% decline from revenue of $618.9 million for the first quarter of 2011. Excluding revenue from acquired businesses, education division revenue declined 13% in the first quarter of 2012. Kaplan reported a first quarter 2012 operating loss of $13.2 million, compared to operating income of $20.0 million in the first quarter of 2011.

A summary of Kaplan’s first quarter 2012 operating results compared to 2011 is as follows:

	First Quarter
(in thousands)	2012	2011	% Change
Revenue
Higher education	$308,384	$386,883	(20)
Test preparation	62,829	73,365	(14)
Kaplan international	176,385	152,135	16
Kaplan ventures	6,121	7,215	(15)
Kaplan corporate	1,157	1,117	4
Intersegment elimination	(1,475)	(1,786)	―
	$553,401	$618,929	(11)
Operating Income (Loss)
Higher education	$8,954	$50,650	(82)
Test preparation	(10,219)	(12,676)	19
Kaplan international	3,423	(682)	―
Kaplan ventures	(1,261)	(974)	(29)
Kaplan corporate	(11,036)	(11,618)	5
Amortization of intangible assets	(3,243)	(4,420)	27
Intersegment elimination	194	(231)	―
	$(13,188)	$20,049	―

Kaplan sold Kaplan Learning Technologies in February 2012 and EduNeering in April 2012. Consequently, the education division’s operating results exclude these businesses. Also, Kaplan’s Colloquy and U.S. Pathways business moved from Kaplan Ventures to Kaplan International. The comparative division results presented above reflect this change.

Kaplan Higher Education (KHE) includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. KHE also includes the domestic professional training and other continuing education businesses. In the first quarter of 2012, KHE revenue declined 20% due to a decline in average enrollments, reflecting weaker market demand over the past year. Operating income decreased 82% due primarily to lower revenue, offset by expense reductions associated with lower enrollments and recent restructuring efforts.

Although revenues were down substantially compared to the first quarter of 2011, new student enrollments at Kaplan University and KHE Campuses increased 5% in the first quarter of 2012. Student enrollments at March 31, 2012 were down 18% compared to March 31, 2011, but increased 2% compared to December 31, 2011, as follows:

	Student Enrollments As of
	March 31,	December 31,	March 31,
	2012	2011	2011
Kaplan University	49,481	50,190	61,724
KHE Campuses	26,503	24,360	30,569
	75,984	74,550	92,293

Kaplan University enrollments included 5,979, 5,799 and 7,928 campus-based students as of March 31, 2012, December 31, 2011, and March 31, 2011, respectively.

Kaplan University and KHE Campuses enrollments at March 31, 2012, and March 31, 2011, by degree and certificate programs, are as follows:

	As of March 31,
	2012	2011
Certificate	25.2%	23.1%
Associate’s	29.7%	33.4%
Bachelor’s	33.6%	34.2%
Master’s	11.5%	9.3%
	100.0%	100.0%

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

Refer to KHE Regulatory Matters below for additional information.

Kaplan Test Preparation (KTP) includes Kaplan’s standardized test preparation and tutoring offerings and other businesses. KTP revenue declined 14% in the first quarter of 2012. Enrollment increases of 11%, driven by strength in the medical and bar review programs, were offset by competitive pricing pressure and a shift in demand to lower priced online test preparation offerings. Revenues also declined from the prior year as changes in certain programs and the mix of courses resulted in an increase in average course length and related revenue recognition periods. Total sales bookings at KTP during the first quarter of 2012 were down 2% compared to the first quarter of 2011. KTP operating results reflected lower operating expenses in the first quarter of 2012 due to recent restructuring activities. The first quarter of 2011 also included $2.3 million in restructuring costs.

In the first quarter of 2012, the Company performed an interim test of the carrying value of goodwill at the KTP reporting unit for possible impairment. The estimated fair value of the KTP reporting unit exceeded its carrying value by a margin of 10%. There exists a reasonable possibility that a decrease in the assumed projected cash flows or long-term growth rate, or an increase in the discount rate assumption used in the discounted cash flow model of this reporting unit, could result in an impairment charge.

Kaplan International includes professional training and postsecondary education businesses outside the United States and English-language programs. In May 2011, Kaplan Australia acquired Franklyn Scholar and Carrick Education Group, national providers of vocational training and higher education in Australia. In June 2011, Kaplan acquired Structuralia, a provider of e-learning for the engineering and infrastructure sector in Spain. Kaplan International revenue increased 16% in 2012. Excluding revenue from acquired businesses, Kaplan International revenue increased 6% in the first quarter of 2012 due largely to enrollment growth in the English-language and Singapore higher education programs. Kaplan International operating income increased in the first quarter of 2012 due to strong results in Singapore and the English-language programs, offset by a combined loss from businesses acquired in 2011.

Most of the businesses previously included in Kaplan Ventures have been sold or moved to other Kaplan divisions. Kaplan Ventures is exploring other alternatives with respect to its remaining businesses, including possible sales.

Corporate represents unallocated expenses of Kaplan, Inc.’s corporate office and other minor shared activities.

Cable Television

Cable television division revenue for the first quarter of 2012 was $190.2 million, flat compared to $190.3 million for the first quarter of 2011. The revenue results reflect continued growth of the division’s internet and telephone service revenues, offset by an increase in promotional discounts and a decline in basic video subscribers.

Cable television division operating income decreased 13% to $32.8 million, from $37.7 million in the first quarter of 2011. The division’s operating income declined primarily due to increased programming and sales costs.

At March 31, 2012, Primary Service Units (PSUs) were up 1% from the prior year due to growth in high-speed data and telephony subscribers, offset by a decrease in basic subscribers. PSUs include about 6,100 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by various franchise agreements. A summary of PSUs is as follows:

	March 31,	March 31,
	2012	2011
Basic video	622,339	647,471
High-speed data	463,443	440,215
Telephony	186,009	166,559
	1,271,791	1,254,245

Below are details of Cable division capital expenditures for the first three months of 2012 and 2011, as defined by the NCTA Standard Reporting Categories:

(in thousands)	2012	2011
Customer Premise Equipment	$15,813	$6,244
Commercial	864	309
Scaleable Infrastructure	5,525	9,230
Line Extensions	1,123	1,216
Upgrade/Rebuild	3,228	1,615
Support Capital	5,172	3,210
	$31,725	$21,824

Newspaper Publishing

Newspaper publishing division revenue totaled $142.3 million for the first quarter of 2012, down 8% from revenue of $155.0 million for the first quarter of 2011. Print advertising revenue at The Washington Post (the Post) in the first quarter of 2012 declined 17% to $52.7 million, from $63.2 million in the first quarter of 2011. The decline is largely due to reductions in general, classified and preprint advertising. Revenue generated by the Company’s newspaper online publishing activities, primarily washingtonpost.com and Slate, decreased 7% to $24.2 million for the first quarter of 2012, versus $26.2 million for the first quarter of 2011. Display online advertising revenue declined 11% for the first quarter of 2012. Online classified advertising revenue on washingtonpost.com decreased 1% for the first quarter of 2012.

For the first quarter of 2012, daily and Sunday circulation at the Post declined 9.8% and 5.2%, respectively, compared to the first quarter of 2011. For the first quarter of 2012, average daily circulation at the Post totaled 492,600, and average Sunday circulation totaled 714,600.

The newspaper division reported an operating loss of $22.6 million in the first quarter of 2012, compared to an operating loss of $12.8 million in the first quarter of 2011. These operating losses include noncash pension expense of $8.6 million and $6.7 million for the first quarter of 2012 and 2011, respectively. The decline in operating results is primarily due to the revenue reductions discussed above and $1.9 million in severance and early retirement expenses, offset partially by a reduction in other operating expenses. Newsprint expense was down 11% for the first quarter of 2012 compared to the first quarter of 2011, due to a decline in newsprint consumption.

The Post recently offered voluntary buyouts to certain employees, resulting in severance costs of approximately $0.9 million in the first quarter of 2012; additional severance costs related to this program will be recorded in the second quarter of 2012. Additionally, $1.0 million in early retirement program expense was recorded in the first quarter of 2012 at Post-Newsweek Media.

Television Broadcasting

Revenue for the television broadcasting division increased 13% in the first quarter of 2012 to $81.5 million, from $72.2 million in 2011; operating income for the first quarter of 2012 increased 58% to $31.0 million, from $19.6 million in 2011. The increase in revenue and operating income reflects improved advertising demand across many product categories, including a $2.2 million increase in political advertising revenue. Expense reductions from various cost control initiatives also contributed to the improvement in operating results.

Other Businesses

Other businesses includes the operating results of Avenue100 Media Solutions, the Company’s digital marketing business that sources leads for academic institutions and recruiting organizations, and other small businesses.

Corporate Office

Corporate office includes the expenses of the Company’s corporate office as well as a net pension credit.

Equity in Earnings of Affiliates, Net

The Company holds a 49% interest in Bowater Mersey Paper Company, a 16.5% interest in Classified Ventures, LLC and interests in several other affiliates.

The Company’s equity in earnings of affiliates, net, for the first quarter of 2012 was $3.9 million, compared to $3.7 million for the first quarter of 2011.

Other Non-Operating Income (Expense)

The Company recorded other non-operating income, net, of $8.6 million for the first quarter of 2012, compared to other non-operating expense, net, of $24.0 million for the first quarter of 2011. The first quarter 2012 non-operating income, net, included a $5.8 million gain on sales of cost method investments, $2.7 million in unrealized foreign currency gains and other items.

The first quarter 2011 non-operating expense, net, included a $30.7 million write-down of a marketable equity security (Corinthian Colleges, Inc.), offset by a $3.8 million gain on the sale of a cost method investment, $2.7 million in unrealized foreign currency gains and other items.

A summary of non-operating income (expense) for the three months ended March 31, 2012 and April 3, 2011, is as follows:

(in thousands)	2012	2011
Gain on sale of cost method investments	$5,817	$3,832
Foreign currency gains, net	2,660	2,701
Impairment write-down on a marketable equity security	―	(30,696)
Other, net	111	131
	$8,588	$(24,032)

Net Interest Expense

The Company incurred net interest expense of $8.1 million for the first quarter of 2012, compared to $7.0 million for the first quarter of 2011. At March 31, 2012, the Company had $456.4 million in borrowings outstanding at an average interest rate of 7.0%.

Provision for Income Taxes

The effective tax rate for income from continuing operations for the first quarter of 2012 was 48.1%, compared to 37.2% for the first quarter of 2011. The higher effective tax rate in 2012 results primarily from losses in Australia for which no tax benefit is recorded.

Discontinued Operations

Kaplan sold EduNeering in April 2012, Kaplan Learning Technologies in February 2012, Kaplan Compliance Solutions in October 2011 and Kaplan Virtual Education in July 2011. Consequently, the Company’s income from continuing operations excludes these businesses, which have been reclassified to discontinued operations, net of tax.

The sale of Kaplan Learning Technologies resulted in a pre-tax loss of $3.1 million that was recorded in the first quarter of 2012. The sale of EduNeering resulted in an estimated pre-tax gain of $30 million, which will be recorded in the second quarter of 2012.

In connection with each of the sales of the Company’s stock in EduNeering and Kaplan Learning Technologies, in the first quarter of 2012, the Company recorded $23.2 million of income tax benefits related to the excess of the outside stock tax basis over the net book value of the net assets disposed.

Earnings (Loss) Per Share

The calculation of diluted earnings per share for the first quarter of 2012 was based on 7,614,623 weighted average shares outstanding, compared to 8,119,373 for the first quarter of 2011. At March 31, 2012, there were 7,617,409 shares outstanding and the Company had remaining authorization from the Board of Directors to purchase up to 493,074 shares of Class B common stock.

KHE Regulatory Matters

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

The 90/10 Rule. Under regulations referred to as the 90/10 rule, a Kaplan Higher Education OPEID unit would lose its eligibility to participate in the Title IV programs for a period of at least two fiscal years if it derives more than 90% of its receipts from the Title IV programs for two consecutive fiscal years, commencing with the unit's first fiscal year that ends after August 14, 2008. Any OPEID reporting unit with receipts from the Title IV programs exceeding 90% for a single fiscal year ending after August 14, 2008, would be placed on provisional certification and may be subject to other enforcement measures. KHE is taking various measures to reduce the percentage of its receipts attributable to Title IV funds, including expanding institutional lending programs in 2012; emphasizing direct-pay and employer-paid education programs; encouraging students to carefully evaluate the amount of their Title IV borrowing; program eliminations; cash-matching and developing and offering additional non-Title IV-eligible certificate preparation, professional development and continuing education programs. Based on currently available information, management does not believe that any of the Kaplan OPEID units will have a 90/10 ratio over 90% in 2012. However, absent the adoption of the changes mentioned above, and if current trends continue, management estimates that in 2013, at least 19 of the KHE Campuses OPEID units, representing approximately 11% of KHE’s 2011 revenues, could have a 90/10 ratio over 90%. As noted above, Kaplan is taking steps to address compliance with the 90/10 rule; however, there can be no guarantee that these measures will be adequate to prevent the 90/10 rule calculations from exceeding 90% in the future.

Financial Condition: Capital Resources and Liquidity

Acquisitions and Dispositions

In the first quarter of 2012, Kaplan acquired two small businesses in its International division; the purchase price allocation mostly comprised goodwill and other intangible assets on a preliminary basis. In the first quarter of 2011, Kaplan made one small acquisition in its Kaplan Ventures division. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition.

Kaplan completed the sales of Kaplan Learning Technologies in February 2012 and EduNeering in April 2012, which were part of the Kaplan Ventures division.

Capital Expenditures

During the first three months of 2012, the Company’s capital expenditures totaled $44.9 million. The Company estimates that its capital expenditures will be in the range of $220 million to $245 million in 2012.

Liquidity

The Company’s borrowings decreased by $108.8 million, to $456.4 million at March 31, 2012, as compared to borrowings of $565.2 million at December 31, 2011. At March 31, 2012, the Company has $295.0 million in cash and cash equivalents, compared to $381.1 million at December 31, 2011. The Company had money market investments of $159.3 million and $180.1 million that are classified as cash and cash equivalents in the Company’s condensed consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, respectively.

The Company’s total debt outstanding of $456.4 million at March 31, 2012 included $397.2 million of 7.25% unsecured notes due February 1, 2019, $51.7 million of AUD 50M borrowing and $7.5 million in other debt.

In June 2011, the Company entered into a credit agreement (the “Credit Agreement”) providing for a new U.S. $450 million, AUD 50 million four year revolving credit facility (the “Facility”), with each of the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent (“JP Morgan”), and J.P. Morgan Australia Limited, as Australian Sub-Agent. The Facility replaces the Company’s previous revolving credit agreement. The Facility will expire on June 17, 2015, unless the Company and the banks agree to extend the term.

In September 2011, the Company borrowed AUD 50 million under its revolving credit facility. On the same date, the Company entered into interest rate swap agreements with a total notional value of AUD 50 million and a maturity date of March 7, 2015. These interest rate swap agreements will pay the Company variable interest on the AUD 50 million notional amount at the three-month bank bill rate, and the Company will pay the counterparties a fixed rate of 4.5275%. These interest rate swap agreements were entered into to convert the variable rate Australian dollar borrowing under the revolving credit facility into a fixed rate borrowing. Based on the terms of the interest rate swap agreements and the underlying borrowing, these interest rate swap agreements were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in other comprehensive income on the accompanying condensed consolidated balance sheets until earnings are affected by the variability of cash flows.

In November 2011, Standard & Poor’s lowered the Company’s long-term corporate debt rating from “A-” to “BBB+” and changed the outlook from Negative to Stable. Standard & Poor’s kept the short-term rating unchanged at “A-2.” In November 2011, Moody’s downgraded the Company’s senior unsecured rating from “A2” to “A3” and the commercial paper rating from “Prime-1” to “Prime-2.” The outlook was changed from Rating Under Review to Negative. The Company’s current credit ratings are as follows:

Standard
	Moody’s	& Poor’s
Long-term	A3	BBB+
Short-term	Prime-2	A-2

During the first quarter of 2012 and 2011, the Company had average borrowings outstanding of approximately $484.5 million and $399.7 million, respectively, at average annual interest rates of approximately 7.0% and 7.2%. During the first quarter of 2012 and 2011, the Company incurred net interest expense of $8.1 million and $7.0 million, respectively.

At March 31, 2012 and December 31, 2011, the Company had working capital of $261.4 million and $250.1 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and to a lesser extent commercial paper. In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2012.

There were no significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company is exposed to market risk in the normal course of its business due primarily to its ownership of marketable equity securities, which are subject to equity price risk; to its borrowing and cash-management activities, which are subject to interest rate risk; and to its foreign business operations, which are subject to foreign exchange rate risk. The Company’s market risk disclosures set forth in its 2011 Annual Report filed on Form 10-K have not otherwise changed significantly.

Item 4.        Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President-Finance, in a manner that allows timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item  2.       Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended March 31, 2012, the Company purchased shares of its Class B Common Stock as set forth in the following table:

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares That May
	of Shares	Paid per	as Part of Publicly	Yet BePurchased
Period	Purchased	Share	Announced Plan*	Under the Plan*
Jan. 1 - Jan. 31, 2012	400	$339.5	-	493,074
Feb. 1 - Feb. 29, 2012	-	-	-	493,074
Mar. 1 - Mar. 31, 2012	-	-	-	493,074
	400	$339.5	-

*   On September 8, 2011, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 750,000 shares of its Class B Common Stock. There is no expiration date for that authorization. In the first quarter of 2012, 400 shares were purchased from a recipient of vested awards of restricted shares at market price. Under the Company’s Incentive Compensation Plan, the Compensation Committee may permit the receipt of a vested award of restricted shares of the Company’s Class B Common Stock to receive some or all of the value of the award in cash rather than in shares.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and April 3, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for Three Months Ended March 31, 2012 and April 3, 2011, (iii) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for Three Months Ended March 31, 2012 and April 3, 2011, and (v) Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY
(Registrant)

Date: May 8, 2012	/s/ Donald E. Graham
Donald E. Graham, Chairman & Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2012	/s/ Hal S. Jones
Hal S. Jones, Senior Vice President-Finance (Principal Financial Officer)