Form 10-Q
period 2012-06-30
WASHINGTON POST CO
filed 2012-08-07
CIK 104889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

Shares outstanding at August 3, 2012:

                                                    Class A Common Stock – 1,219,383 Shares

                                                    Class B Common Stock – 6,225,472 Shares

THE WASHINGTON POST COMPANY

Index to Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	a. Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2012 and July 3, 2011	1

	b. Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2012 and July 3, 2011	2

	c. Condensed Consolidated Balance Sheets at June 30, 2012 (Unaudited) and December 31, 2011	3

	d. Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2012 and July 3, 2011	4

	e. Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.	Exhibits	24

Signatures		25

PART I. FINANCIAL INFORMATION

Item  1.       Financial Statements

THE WASHINGTON POST COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	July 3,	June 30,	July 3,
(In thousands, except per share amounts)	2012	2011	2012	2011
Operating Revenues
Education	$558,404	$616,962	$1,111,805	$1,235,891
Advertising	190,086	193,352	360,836	370,737
Circulation and Subscriber	219,286	216,606	434,516	431,129
Other	39,143	34,338	72,238	65,413
	1,006,919	1,061,258	1,979,395	2,103,170
Operating Costs and Expenses
Operating	470,648	500,766	941,847	976,847
Selling, general and administrative	408,497	409,173	825,867	850,539
Depreciation of property, plant and equipment	62,978	62,882	125,479	125,078
Amortization of intangible assets	4,443	6,338	8,380	12,054
	946,566	979,159	1,901,573	1,964,518
Income from Operations	60,353	82,099	77,822	138,652
Equity in earnings of affiliates, net	3,314	3,138	7,202	6,875
Interest income	775	997	1,844	1,979
Interest expense	(8,979)	(7,960)	(18,142)	(15,921)
Other (expense) income, net	(1,160)	(2,591)	7,428	(26,623)
Income from Continuing Operations Before Income Taxes	54,303	75,683	76,154	104,962
Provision for Income Taxes	20,100	27,900	30,600	38,800
Income from Continuing Operations	34,203	47,783	45,554	66,162
Income (Loss) from Discontinued Operations, Net of Tax	17,844	(2,020)	38,061	(4,770)
Net Income	52,047	45,763	83,615	61,392
Net (Income) Loss Attributable to Noncontrolling Interests	(11)	40	(81)	26
Net Income Attributable to The Washington Post Company	52,036	45,803	83,534	61,418
Redeemable Preferred Stock Dividends	(222)	(230)	(673)	(691)
Net Income Attributable to The Washington Post Company
Common Stockholders	$51,814	$45,573	$82,861	$60,727
Amounts Attributable to The Washington Post Company
Common Stockholders
Income from continuing operations	$33,970	$47,593	$44,800	$65,497
Income (loss) from discontinued operations, net of tax	17,844	(2,020)	38,061	(4,770)
Net income attributable to The Washington Post Company
common stockholders	$51,814	$45,573	$82,861	$60,727
Per Share Information Attributable to The Washington
Post Company Common Stockholders
Basic income per common share from continuing operations	$4.48	$6.00	$5.85	$8.16
Basic income (loss) per common share from discontinued
operations	2.36	(0.26)	5.02	(0.59)
Basic net income per common share	$6.84	$5.74	$10.87	$7.57
Basic average number of common shares outstanding	7,431	7,852	7,473	7,949
Diluted income per common share from continuing operations	$4.48	$6.00	$5.85	$8.16
Diluted income (loss) per common share from discontinued
operations	2.36	(0.26)	5.02	(0.59)
Diluted net income per common share	$6.84	$5.74	$10.87	$7.57
Diluted average number of common shares outstanding	7,545	7,933	7,580	8,026

See accompanying Notes to Condensed Consolidated Financial Statements.

THE WASHINGTON POST COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	July 3,	June 30,	July 3,
(In thousands)	2012	2011	2012	2011
Net Income	$52,047	$45,763	$83,615	$61,392
Other Comprehensive Income (Loss), Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	(8,911)	5,088	(1,088)	13,058
Adjustment for sales of businesses with foreign operations	8	―	521	―
	(8,903)	5,088	(567)	13,058
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) for the period	6,590	(22,315)	38,905	(15,105)
Reclassification adjustment for gain or write-down on available-for-sale
securities included in net income	(772)	―	(772)	30,696
	5,818	(22,315)	38,133	15,591
Pension and other postretirement plans:
Amortization of net prior service credit included in net income	(470)	(465)	(921)	(932)
Amortization of net actuarial loss (gain) included in net income	2,590	(128)	4,247	(255)
Foreign affiliate pension adjustments	―	―	―	(4,613)
	2,120	(593)	3,326	(5,800)
Cash flow hedge, net change	(1,342)	―	(1,377)	―
Other Comprehensive (Loss) Income, Before Tax	(2,307)	(17,820)	39,515	22,849
Income tax (expense) benefit related to items of other comprehensive income	(2,638)	9,100	(16,031)	(6,269)
Other Comprehensive (Loss) Income, Net of Tax	(4,945)	(8,720)	23,484	16,580
Comprehensive Income	47,102	37,043	107,099	77,972
Comprehensive income attributable to noncontrolling interests	(17)	(3)	(107)	(38)
Total Comprehensive Income Attributable to The Washington
Post Company	$47,085	$37,040	$106,992	$77,934

See accompanying Notes to Consolidated Financial Statements.

THE WASHINGTON POST COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands)	2012	2011
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$264,119	$381,099
Restricted cash	19,997	25,287
Investments in marketable equity securities and other investments	423,945	338,674
Accounts receivable, net	355,753	392,725
Income taxes receivable	12,343	16,990
Deferred income taxes	3,212	13,343
Inventories	6,673	6,571
Other current assets	78,716	70,936
Total Current Assets	1,164,758	1,245,625
Property, Plant and Equipment, Net	1,117,421	1,152,390
Investments in Affiliates	21,721	17,101
Goodwill, Net	1,398,503	1,414,997
Indefinite-Lived Intangible Assets, Net	530,502	530,641
Amortized Intangible Assets, Net	50,787	54,622
Prepaid Pension Cost	537,467	537,262
Deferred Charges and Other Assets	56,443	64,348
Total Assets	$4,877,602	$5,016,986

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$492,244	$495,041
Deferred revenue	360,492	387,532
Dividends declared	18,461	―
Short-term borrowings	3,173	112,983
Total Current Liabilities	874,370	995,556
Postretirement Benefits Other Than Pensions	69,440	67,864
Accrued Compensation and Related Benefits	224,086	228,304
Other Liabilities	112,108	107,741
Deferred Income Taxes	542,241	545,361
Long-Term Debt	452,569	452,229
Total Liabilities	2,274,814	2,397,055
Redeemable Noncontrolling Interest	6,821	6,740
Redeemable Preferred Stock	11,096	11,295
Preferred Stock	―	―
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	245,393	252,767
Retained earnings	4,589,287	4,561,989
Accumulated other comprehensive income, net of tax
Cumulative foreign currency translation adjustment	20,771	21,338
Unrealized gain on available-for-sale securities	103,238	80,358
Unrealized gain on pensions and other postretirement plans	65,621	63,625
Cash flow hedge	(817)	8
Cost of Class B common stock held in treasury	(2,458,622)	(2,398,189)
Total Equity	2,584,871	2,601,896
Total Liabilities and Equity	$4,877,602	$5,016,986

See accompanying Notes to Condensed Consolidated Financial Statements.

THE WASHINGTON POST COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,	July 3,
(In thousands)	2012	2011
Cash Flows from Operating Activities:
Net Income	$83,615	$61,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	126,276	128,973
Amortization of intangible assets	8,738	14,215
Net pension expense (benefit)	4,634	(1,747)
Early retirement program expense	1,022	430
Foreign exchange gain	(68)	(3,031)
Net gain on sales of businesses	(26,459)	―
Net (gain) loss on sale or write-down of marketable equity securities	(505)	30,696
Equity in earnings of affiliates, net of distributions	(7,202)	(6,875)
(Benefit) provision for deferred income taxes	(11,698)	4,798
Net (gain) loss on sale or write-down of property, plant and equipment and other assets	(8,398)	5,638
Change in assets and liabilities:
Decrease in accounts receivable, net	32,736	43,375
Increase in inventories	(102)	(3,158)
Decrease in accounts payable and accrued liabilities	(24,145)	(44,623)
Decrease in deferred revenue	(15,702)	(28,216)
Decrease in income taxes receivable	3,823	6,655
Decrease (increase) in other assets and other liabilities, net	2,292	(29,105)
Other	850	597
Net Cash Provided by Operating Activities	169,707	180,014

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(97,830)	(92,842)
Net proceeds from sales of businesses, property, plant and equipment and other assets	73,959	7,913
Purchase of marketable equity securities and other investments	(46,133)	(4,928)
Investments in certain businesses, net of cash acquired	(8,971)	(79,065)
Other	1,623	(36)
Net Cash Used in Investing Activities	(77,352)	(168,958)

Cash Flows from Financing Activities:
Repayment of commercial paper, net	(109,671)	―
Common shares repurchased	(74,472)	(131,520)
Dividends paid	(37,775)	(38,262)
Other	11,438	16,298
Net Cash Used in Financing Activities	(210,480)	(153,484)
Effect of Currency Exchange Rate Change	1,145	4,050
Net Decrease in Cash and Cash Equivalents	(116,980)	(138,378)
Beginning Cash and Cash Equivalents	381,099	437,740
Ending Cash and Cash Equivalents	$264,119	$299,362

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

Financial Periods – In the fourth quarter of 2011, the Company changed its fiscal quarter from a thirteen week quarter ending on the Sunday nearest the calendar quarter-end to a quarterly month end. The fiscal quarters for 2012 and 2011 ended on June 30, 2012, March 31, 2012, July 3, 2011, and April 3, 2011, respectively. Subsidiaries of the Company report on a calendar-quarter basis, with the exception of most of the newspaper publishing operations, which report on a thirteen week quarter ending on the Sunday nearest the calendar quarter-end.

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and six months ended June 30, 2012 and July 3, 2011 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

In July 2012, the FASB issued new guidance that amends the current indefinite-lived intangible assets impairment testing process. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of its indefinite-lived intangible assets is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. Previous guidance required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of an indefinite-lived intangible asset with its carrying amount. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted if an entity’s financial statements for the most recent period have not yet been issued. The Company plans to early adopt this guidance at the beginning of the fourth quarter of 2012 and the guidance will not have an effect on the Company’s Condensed Consolidated Financial Statements.

2. DISCONTINUED OPERATIONS

In April 2012, the Company completed the sale of Kaplan EduNeering. Under the terms of the agreement, the purchaser acquired the stock of EduNeering and received substantially all the assets and liabilities. In the second quarter of 2012, the Company recorded an after-tax gain of $18.5 million related to this sale, subject to final net working capital adjustments, which is included in Income (Loss) from Discontinued Operations, Net of Tax in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2012. In February 2012, Kaplan completed the stock sale of Kaplan Learning Technologies (KLT) and recorded an after-tax loss on the sale of $1.9 million, which is included in Income (Loss) from Discontinued Operations, Net of Tax in the Company’s Condensed Consolidated Statement of Operations for the six months ended June 30, 2012.

The Company recorded $23.2 million of income tax benefits in the first quarter of 2012 in connection with the sale of its stock in EduNeering and KLT related to the excess of the outside stock tax basis over the net book value of the net assets disposed.

In October 2011, Kaplan completed the sale of Kaplan Compliance Solutions (KCS) and in July 2011, Kaplan completed the sale of Kaplan Virtual Education (KVE). The results of operations of EduNeering, KLT, KCS and KVE, for the second quarter and first six months of 2012 and 2011, where applicable, are included in the Company’s Condensed Consolidated Statements of Operations as Income (Loss) from Discontinued Operations, Net of Tax. All corresponding prior period operating results presented in the Company’s condensed consolidated financial statements and the accompanying notes have been reclassified to reflect the discontinued operations presented. The Company did not reclassify its Condensed Consolidated Statements of Cash Flows or prior year Condensed Consolidated Balance Sheet to reflect the discontinued operations.

The summarized Income (Loss) from Discontinued Operations, Net of Tax, for the three and six months ended June 30, 2012 and July 3, 2011 is presented below:

	Three Months Ended		Six Months Ended
	June 30,	July 3,	June 30,	July 3,
(in thousands)	2012	2011	2012	2011
Operating revenues	$518	$24,618	$7,309	$46,318
Operating costs and expenses	(1,485)	(27,838)	(8,620)	(54,088)
Loss from discontinued operations	(967)	(3,220)	(1,311)	(7,770)
Benefit from income taxes	(270)	(1,200)	(459)	(3,000)
Net Loss from Discontinued Operations	(697)	(2,020)	(852)	(4,770)
Gain on sale of discontinued operations	29,541	―	26,459	―
Provision for (benefit from) income taxes on sale of discontinued operations	11,000	―	(12,454)	―
Income (Loss) from Discontinued Operations, Net of Tax	$17,844	$(2,020)	$38,061	$(4,770)

3. INVESTMENTS

Investments in marketable equity securities at June 30, 2012 and December 31, 2011 comprised the following:

	June 30,	December 31,
(in thousands)	2012	2011
Total cost	$213,831	$169,271
Net unrealized gains	172,064	133,930
Total Fair Value	$385,895	$303,201

The Company invested $45.0 million in marketable equity securities during the first six months of 2012. There were no new investments in marketable equity securities during the first six months of 2011. During the first six months of 2012, proceeds from sales of marketable equity securities were $2.0 million, and net realized gains on such sales were $0.5 million. There were no sales of marketable equity securities in the first six months of 2011.

At the end of the first quarter of 2011, the Company’s investment in Corinthian Colleges, Inc. had been in an unrealized loss position for over six months. The Company evaluated this investment for other-than-temporary impairment based on various factors, including the duration and severity of the unrealized loss, the reason for the decline in value and the potential recovery period, and the Company’s ability and intent to hold the investment. In the first quarter of 2011, the Company concluded the loss was other-than-temporary and recorded a $30.7 million write-down on the investment. The investment continued to decline and in the third quarter of 2011, the Company recorded another $23.1 million write-down on the investment. The Company’s investment in Corinthian Colleges, Inc. accounted for $21.5 million of the total fair value of the Company’s investments in marketable equity securities at June 30, 2012.

4. ACQUISITIONS AND DISPOSITIONS

In the first six months of 2012, the Company acquired four small businesses in its education division and other businesses segment; the purchase price allocation mostly comprised goodwill and other intangible assets on a preliminary basis. In the first six months of 2011, the Company acquired four businesses. In the second quarter of 2011, Kaplan acquired three businesses in its Kaplan International division. These acquisitions included Kaplan’s May 2011 acquisitions of Franklyn Scholar and Carrick Education Group, leading national providers of vocational training and higher education in Australia. In June 2011, Kaplan acquired Structuralia, a provider of e-learning for the engineering and infrastructure sector in Spain. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition.

Kaplan completed the sales of EduNeering in April 2012 and Kaplan Learning Technologies in February 2012, which were part of the Kaplan Ventures division. In July 2011, Kaplan completed the sale of Kaplan Virtual Education, which was part of Kaplan Ventures division.

 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Amortization of intangible assets for the three months ended June 30, 2012 and July 3, 2011 was $4.5 million and $7.4 million, respectively. Amortization of intangible assets for the six months ended June 30, 2012 and July 3, 2011 was $8.7 and $14.2 million. Amortization of intangible assets is estimated to be approximately $9 million for the remainder of 2012, $14 million in 2013, $8 million in 2014, $6 million in 2015, $5 million in 2016, $6 million in 2017 and $3 million thereafter.

The changes in the carrying amount of goodwill, by segment, for the six months ended June 30, 2012 were as follows:

		Cable	Newspaper	Television	Other
(in thousands)	Education	Television	Publishing	Broadcasting	Businesses	Total
Balance as of December 31, 2011
Goodwill	$1,116,615	$85,488	$81,183	$203,165	$100,152	$1,586,603
Accumulated impairment losses	(8,492)	―	(65,772)	―	(97,342)	(171,606)
	1,108,123	85,488	15,411	203,165	2,810	1,414,997
Acquisitions	7,364	―	4,098	―	―	11,462
Dispositions	(27,373)	―	―	―	―	(27,373)
Foreign currency exchange rate changes and other	(583)	―	―	―	―	(583)
Balance as of June 30, 2012
Goodwill	1,087,531	85,488	85,281	203,165	100,152	1,561,617
Accumulated impairment losses	―	―	(65,772)	―	(97,342)	(163,114)
	$1,087,531	$85,488	$19,509	$203,165	$2,810	$1,398,503

The changes in carrying amount of goodwill at the Company’s education division for the six months ended June 30, 2012 were as follows:

	Higher	Test	Kaplan	Kaplan
(in thousands)	Education	Preparation	International	Ventures	Total
Balance as of December 31, 2011
Goodwill	$409,128	$152,187	$515,936	$39,364	$1,116,615
Accumulated impairment losses	―	―	―	(8,492)	(8,492)
	409,128	152,187	515,936	30,872	1,108,123
Acquisitions	―	―	7,364	―	7,364
Dispositions	―	―	―	(27,373)	(27,373)
Foreign currency exchange rate changes and other	(21)	―	623	(1,185)	(583)
Balance as of June 30, 2012
Goodwill	409,107	152,187	523,923	2,314	1,087,531
Accumulated impairment losses	―	―	―	―	―
	$409,107	$152,187	$523,923	$2,314	$1,087,531

Other intangible assets consist of the following:

		As of June 30, 2012			As of December 31, 2011
		Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in thousands)	Range	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized Intangible Assets
Non-compete agreements	2-5 years	$14,297	$11,633	$2,664	$14,493	$10,764	$3,729
Student and customer relationships	2-10 years	65,851	37,727	28,124	75,734	47,888	27,846
Databases and technology	3-5 years	10,514	8,974	1,540	10,514	8,159	2,355
Trade names and trademarks	2-10 years	32,323	16,592	15,731	36,222	18,936	17,286
Other	1-25 years	9,563	6,835	2,728	9,971	6,565	3,406
		$132,548	$81,761	$50,787	$146,934	$92,312	$54,622
Indefinite-Lived Intangible Assets
Franchise agreements		$496,321			$496,321
Wireless licenses		22,150			22,150
Licensure and accreditation		7,862			7,862
Other		4,169			4,308
		$530,502			$530,641

6. DEBT

The Company’s borrowings consist of the following:

	June 30,	December 31,
(in thousands)	2012	2011
7.25% unsecured notes due February 1, 2019	$397,272	$397,065
Commercial paper borrowings	―	109,671
AUD 50M borrowing	51,168	51,012
Other indebtedness	7,302	7,464
Total Debt	455,742	565,212
Less: current portion	(3,173)	(112,983)
Total Long-Term Debt	$452,569	$452,229

The Company’s other indebtedness at June 30, 2012 and December 31, 2011 is at interest rates from 0% to 6% and matures from 2012 to 2017 and 2012 to 2016, respectively.

During the three months ended June 30, 2012 and July 3, 2011, the Company had average borrowings outstanding of approximately $455.5 million and $401.2 million, respectively, at average annual interest rates of approximately 7.0% and 7.2%. During the three months ended June 30, 2012 and July 3, 2011, the Company incurred net interest expense of $8.2 million and $7.0 million, respectively.

During the six months ended June 30, 2012 and July 3, 2011, the Company had average borrowings outstanding of approximately $472.0 million and $400.6 million, respectively, at average annual interest rates of approximately 7.0% and 7.2%. During the six months ended June 30, 2012 and July 3, 2011, the Company incurred net interest expense of $16.3 million and $13.9 million, respectively.

At June 30, 2012, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $464.5 million, compared with the carrying amount of $397.3 million. At December 31, 2011, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $460.5 million, compared with the carrying amount of $397.1 million. The carrying value of the Company’s other unsecured debt at June 30, 2012 approximates fair value.

7. EARNINGS PER SHARE

The Company’s earnings per share from continuing operations (basic and diluted) for the three and six months ended June 30, 2012 and July 3, 2011 are presented below:

	Three Months Ended		Six Months Ended
	June 30,	July 3,	June 30,	July 3,
(in thousands, except per share amounts)	2012	2011	2012	2011
Income from continuing operations attributable to The
Washington Post Company common stockholders	$33,970	$47,593	$44,800	$65,497
Less: Amount attributable to participating securities	(670)	(486)	(1,079)	(647)
Basic income from continuing operations attributable to
The Washington Post Company common stockholders	$33,300	$47,107	$43,721	$64,850

Plus: Amount attributable to participating securities	670	486	1,079	647
Diluted income from continuing operations attributable to
The Washington Post Company common stockholders	$33,970	$47,593	$44,800	$65,497

Basic weighted average shares outstanding	7,431	7,852	7,473	7,949
Plus: Effect of dilutive shares related to stock options and restricted stock	114	81	107	77
Diluted weighted average shares outstanding	7,545	7,933	7,580	8,026

Income Per Share from Continuing Operations Attributable
to The Washington Post Company Common Stockholders:
Basic	$4.48	$6.00	$5.85	$8.16
Diluted	$4.48	$6.00	$5.85	$8.16

For the three and six months ended June 30, 2012, the basic earnings per share computed under the two-class method is lower than the diluted earnings per share computed under the if-converted method for participating securities, resulting in the presentation of the lower amount in diluted earnings per share. The diluted earnings per share amounts for the three and six months ended June 30, 2012 exclude the effects of 125,044 and 113,294 stock options outstanding, respectively, as their inclusion would have been antidilutive. The diluted earnings per share amounts for the three and six months ended June 30, 2012 exclude the effects of 42,500 restricted stock awards, as their inclusion would have been antidilutive. The diluted earnings per share amounts for the three and six months ended July 3, 2011 exclude the effects of 89,850 and 79,850 stock options outstanding, respectively, as their inclusion would have been antidilutive.

In the three and six months ended June 30, 2012, the Company declared regular dividends totaling $2.45 and $7.35 per share, respectively. In the three and six months ended July 3, 2011, the Company declared regular dividends totaling $2.35 and $7.05 per share, respectively.

 8. PENSION AND POSTRETIREMENT PLANS

Defined Benefit Plans. The total cost (benefit) arising from the Company’s defined benefit pension plans for the three  and six months ended June 30, 2012 and July 3, 2011, consists of the following components:

	Pension Plans
	Three Months Ended		Six Months Ended
	June 30,	July 3,	June 30,	July 3,
(in thousands)	2012	2011	2012	2011
Service cost	$8,701	$6,760	$17,808	$13,974
Interest cost	14,829	14,964	29,420	30,069
Expected return on assets	(24,510)	(24,064)	(48,522)	(47,553)
Amortization of prior service cost	919	882	1,856	1,763
Recognized actuarial loss	2,503	―	4,072	―
Net Periodic Cost (Benefit)	2,442	(1,458)	4,634	(1,747)
Early retirement programs expense	―	―	1,022	430
Total Cost (Benefit)	$2,442	$(1,458)	$5,656	$(1,317)

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

Effective August 1, 2012, the Company’s defined benefit pension plan was amended to provide most of the current participants with a new cash balance benefit. The new cash balance benefit will be funded by the assets of the Company’s pension plans. As a result of this new benefit, effective August 1, 2012, the Company’s matching contribution for its 401(k) Savings Plans has been reduced.

The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) for the three and six months ended June 30, 2012 and July 3, 2011, consists of the following components:

	SERP
	Three Months Ended		Six Months Ended
	June 30,	July 3,	June 30,	July 3,
(in thousands)	2012	2011	2012	2011
Service cost	$366	$380	$733	$760
Interest cost	1,061	1,084	2,121	2,168
Amortization of prior service cost	13	65	27	130
Recognized actuarial loss	459	353	917	706
Total Cost	$1,899	$1,882	$3,798	$3,764

Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. As of June 30, 2012 and December 31, 2011, the assets of the Company’s pension plans were allocated as follows:

	June 30,	December 31,
	2012	2011
U.S. equities	68%	69%
U.S. fixed income	11%	10%
International equities	21%	21%
	100%	100%

Essentially all of the assets are actively managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both of these managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval by the Plan administrator. As of June 30, 2012, the managers can invest no more than 24% of the assets in international stocks at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities. None of the assets is managed internally by the Company.

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

The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of June 30, 2012. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. Assets included $167.6 million and $154.0 million of Berkshire Hathaway common stock at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012 the Company held investments in one foreign country which exceeded 10% of total plan assets. These investments were valued at $193.6 million and $241.4 million at June 30, 2012 and December 31, 2011, respectively, or approximately 10% and 13%, respectively, of total plan assets.

Other Postretirement Plans. The total benefit arising from the Company’s other postretirement plans for the three and six months ended June 30, 2012 and July 3, 2011, consists of the following components:

	Three Months Ended		Six Months Ended
	June 30,	July 3,	June 30,	July 3,
(in thousands)	2012	2011	2012	2011
Service cost	$779	$718	$1,557	$1,436
Interest cost	684	765	1,368	1,531
Amortization of prior service credit	(1,402)	(1,412)	(2,804)	(2,825)
Recognized actuarial gain	(370)	(480)	(740)	(960)
Total Periodic Benefit	$(309)	$(409)	$(619)	$(818)

9. OTHER NON-OPERATING (EXPENSE) INCOME

A summary of non-operating (expense) income for the three and six months ended June 30, 2012 and July 3, 2011, is as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 3,	June 30,	July 3,
(in thousands)	2012	2011	2012	2011
Gain on sales of cost method investments	$1,441	$199	$7,258	$4,031
Gain on sales of marketable equity securities	505	―	505	―
Impairment write-down on a cost method investment	(335)	(3,148)	(386)	(3,148)
Foreign currency (losses) gains, net	(2,592)	331	68	3,031
Impairment write-down on a marketable equity security	―	―	―	(30,696)
Other, net	(179)	27	(17)	159
Total Other Non-Operating (Expense) Income	$(1,160)	$(2,591)	$7,428	$(26,623)

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

DOE Program Reviews. The U.S. Department of Education (DOE) has undertaken program reviews at various Kaplan Higher Education (KHE) campus locations and at Kaplan University. Currently, there are two pending program reviews, including Kaplan University. In May 2012, the DOE issued a preliminary report on its program review at Kaplan University. Several of the preliminary findings require Kaplan University to conduct additional, detailed file reviews, with Kaplan University’s review and response due in October 2012. In addition to the two pending program reviews, the Company is awaiting the DOE’s final report on the program review at KHE’s Broomall, PA, location. The results of these open reviews and their impact on Kaplan’s operations are uncertain.

Other. In June 2012, the Accrediting Commission of Career Schools and Colleges (ACCSC), a KHE accreditor, issued a notice to three campuses (Baltimore, Dayton and Indianapolis Northwest), to “show cause” as to why their accreditation should not be withdrawn for failure to meet certain student achievement threshold requirements. These campuses represented approximately 2% of KHE’s year-to-date revenue for 2012. Each of these campuses failed to meet student placement thresholds or student graduation rate thresholds or both in some programs or aggregated over all programs. The campuses must respond by September 2012 to show improvement in these rates and/or demonstrate an adequate plan to improve these rates and come into compliance with the ACCSC standards. KHE cannot be certain that its remedial measures will satisfy all of ACCSC's concerns; in the event that ACCSC determines that some or all of these campuses may lose accreditation, a loss of accreditation would mean that the school would no longer be eligible to participate in Title IV programs and may also lose programmatic accreditation necessary for students to obtain licensure and/or employment in specific professions.

In December 2011, the United Kingdom Border Agency (UKBA) conducted a compliance review at Kaplan UK’ s Borough High Street Center in London, England. The review focused on Kaplan UK’s compliance with regulations regarding Tier 4 students, who are adult students seeking to study in the United Kingdom (UK). Kaplan does not expect the compliance review to have a significant impact on Kaplan UK’s operations.

Also, all of the significant Kaplan UK schools have now gained Highly Trusted Sponsor status (HTS). Without HTS, schools could not issue a Confirmation of Acceptance for Studies (CAS) to potential incoming international students.

Additionally, UKBA issued revised immigration rules that became operational on April 21, 2011. Students from outside the European Economic Area (EEA) and Switzerland who were issued a CAS after July 4, 2011 will be given permission to work part-time during their studies only if they attend an institution which qualifies as a Higher Education Institution (HEI). Many of the Kaplan UK international students currently work part-time. Kaplan UK is not in receipt of public funding for the courses upon which international students study and, therefore, does not qualify as an HEI. These new rules have adversely impacted the number of international students studying at certain Kaplan UK programs.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Level 1		Level 2	Total
At June 30, 2012
Assets
Money market investments(1)	$	―	$142,025	$142,025
Marketable equity securities(3)		385,895	―	385,895
Other current investments(4)		15,851	22,200	38,051
Total Financial Assets		$401,746	$164,225	$565,971

Liabilities
Deferred compensation plan liabilities(6)	$	―	$60,511	$60,511
7.25% unsecured notes(7)		―	464,472	464,472
AUD 50M borrowing(7)		―	51,168	51,168
Interest rate swap(8)		―	1,362	1,362
Total Financial Liabilities	$	―	$577,513	$577,513

At December 31, 2011
Assets
Money market investments(2)	$	―	$180,136	$180,136
Marketable equity securities(3)		303,201	―	303,201
Other current investments(4)		15,223	20,250	35,473
Interest rate swap(5)		―	14	14
Total Financial Assets		$318,424	$200,400	$518,824

Liabilities
Deferred compensation plan liabilities(6)	$	―	$63,403	$63,403
7.25% unsecured notes(7)		―	460,500	460,500
AUD 50M borrowing(7)		―	51,012	51,012
Total Financial Liabilities	$	―	$574,915	$574,915

____________

(1)       The Company’s money market investments at June 30, 2012 are included in cash and cash equivalents.

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

Education.  Kaplan sold EduNeering in April 2012, KLT in February 2012, KCS in October 2011 and KVE in July 2011; therefore, the education division’s operating results exclude these businesses. Also, Kaplan’s Colloquy and U.S. Pathways businesses moved from Kaplan Ventures to Kaplan International. Segment operating results of the education division have been restated to reflect these changes.

In the second quarter of 2012, Kaplan International results benefited from a favorable net $1.9 million adjustment. This included a $2.0 million adjustment to increase liabilities assumed in a 2011 acquisition and a favorable $3.9 million out of period expense adjustment related to certain items recorded in 2011 and 2010. With respect to the $3.9 million out of period expense adjustment, the Company has concluded that it was not material to the Company’s financial position or results of operations for 2012, 2011 and 2010 and the related interim periods, based on its consideration of quantitative and qualitative factors.

The following table summarizes financial information related to each of the Company’s business segments:

	Three Months Ended		Six Months Ended
	June 30,	July 3,	June 30,	July 3,
(in thousands)	2012	2011	2012	2011
Operating Revenues
Education	$558,404	$616,962	$1,111,805	$1,235,891
Cable television	195,579	191,231	385,789	381,511
Newspaper publishing	151,814	162,772	294,135	317,769
Television broadcasting	95,591	84,940	177,088	157,123
Other businesses	6,680	6,095	12,695	12,757
Corporate office	―	―	―	―
Intersegment elimination	(1,149)	(742)	(2,117)	(1,881)
	$1,006,919	$1,061,258	$1,979,395	$2,103,170
Income (Loss) from Operations
Education	$3,351	$21,468	$(9,837)	$41,517
Cable television	38,446	40,425	71,223	78,132
Newspaper publishing	(15,876)	(2,918)	(38,436)	(15,745)
Television broadcasting	43,728	32,571	74,727	52,162
Other businesses	(5,804)	(5,014)	(11,055)	(10,053)
Corporate office	(3,492)	(4,433)	(8,800)	(7,361)
	$60,353	$82,099	$77,822	$138,652
Equity in Earnings of Affiliates, Net	3,314	3,138	7,202	6,875
Interest Expense, Net	(8,204)	(6,963)	(16,298)	(13,942)
Other (Expense) Income, Net	(1,160)	(2,591)	7,428	(26,623)
Income from Continuing Operations Before Income Taxes	$54,303	$75,683	$76,154	$104,962
Depreciation of Property, Plant and Equipment
Education	$21,159	$21,491	$42,021	$41,666
Cable television	32,234	31,533	64,431	63,319
Newspaper publishing	6,282	6,540	12,518	13,440
Television broadcasting	3,222	3,134	6,347	6,244
Other businesses	81	84	162	165
Corporate office	―	100	―	244
	$62,978	$62,882	$125,479	$125,078
Amortization of Intangible Assets
Education	$3,810	$5,049	$7,053	$9,469
Cable television	53	66	107	139
Newspaper publishing	172	289	355	579
Television broadcasting	―	―	―	―
Other businesses	408	934	865	1,867
Corporate office	―	―	―	―
	$4,443	$6,338	$8,380	$12,054
Net Pension Expense (Credit)
Education	$1,969	$1,652	$4,361	$3,204
Cable television	514	497	1,044	1,015
Newspaper publishing	7,781	5,288	16,392	11,993
Television broadcasting	1,055	335	2,015	981
Other businesses	19	17	38	34
Corporate office	(8,896)	(9,247)	(18,194)	(18,544)
	$2,442	$(1,458)	$5,656	$(1,317)

Identifiable assets for the Company’s business segments consist of the following:

	As of
	June 30,	December 31,
(in thousands)	2012	2011
Identifiable Assets
Education	$1,829,263	$2,176,240
Cable television	1,146,806	1,145,596
Newspaper publishing	72,701	118,253
Television broadcasting	419,592	421,764
Other businesses	9,737	11,190
Corporate office	991,887	823,641
	$4,469,986	$4,696,684
Investments in Marketable Equity Securities	385,895	303,201
Investments in Affiliates	21,721	17,101
Total Assets	$4,877,602	$5,016,986

The Company’s education division comprises the following operating segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Operating Revenues
Higher education	$290,861	$358,312	$599,245	$745,195
Test preparation	79,786	83,197	142,615	156,562
Kaplan international	181,656	169,016	358,041	321,151
Kaplan ventures	6,203	6,591	12,324	13,806
Kaplan corporate and other	1,003	1,065	2,160	2,182
Intersegment elimination	(1,105)	(1,219)	(2,580)	(3,005)
	$558,404	$616,962	$1,111,805	$1,235,891
Income (Loss) from Operations
Higher education	$5,858	$45,157	$14,812	$95,807
Test preparation	2,706	(11,597)	(7,513)	(24,273)
Kaplan international	9,294	8,642	12,717	7,960
Kaplan ventures	(369)	(2,079)	(1,630)	(3,053)
Kaplan corporate and other	(14,299)	(18,673)	(28,578)	(34,711)
Intersegment elimination	161	18	355	(213)
	$3,351	$21,468	$(9,837)	$41,517
Depreciation of Property, Plant and Equipment
Higher education	$11,673	$11,897	$23,430	$23,138
Test preparation	4,449	3,796	8,764	8,245
Kaplan international	4,472	4,752	8,672	8,220
Kaplan ventures	148	181	293	367
Kaplan corporate and other	417	865	862	1,696
	$21,159	$21,491	$42,021	$41,666

Identifiable assets for the Company’s education division consist of the following:

	As of
	June 30,	December 31,
(in thousands)	2012	2011
Identifiable assets
Higher education	$645,779	$908,268
Test preparation	322,898	330,956
Kaplan international	824,105	809,702
Kaplan ventures	25,857	30,568
Kaplan corporate and other	10,624	96,746
	$1,829,263	$2,176,240

Item 2.        Management’s Discussion and Analysis of Results of Operations and Financial Condition

This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.

Results of Operations

The Company reported net income attributable to common shares of $51.8 million ($6.84 per share) for the second quarter ended June 30, 2012, compared to $45.6 million ($5.74 per share) for the second quarter of last year. Net income includes $17.8 million in income from discontinued operations ($2.36 per share) and $2.0 million ($0.26 per share) in losses from discontinued operations for the second quarter of 2012 and 2011, respectively. Income from continuing operations attributable to common shares was $34.0 million ($4.48 per share) for the second quarter of 2012, compared to $47.6 million ($6.00 per share) for the second quarter of 2011.

Items included in the Company’s income from continuing operations for the second quarter of 2012:

▪ $8.4 million in severance, early retirement and restructuring charges at Kaplan and the newspaper publishing division (after-tax impact of $5.2 million, or $0.69 per share); and

▪ $2.6 million in non-operating unrealized foreign currency losses (after-tax impact of $1.6 million, or $0.21 per share).

Items included in the Company’s income from continuing operations for the second quarter of 2011:

▪ $11.7 million in severance and restructuring charges at Kaplan (after-tax impact of $7.3 million, or $0.91 per share); and

▪ $0.3 million in non-operating unrealized foreign currency gains (after-tax impact of $0.2 million, or $0.03 per share).

Revenue for the second quarter of 2012 was $1,006.9 million, down 5% from $1,061.3 million in the second quarter of 2011. The Company reported operating income of $60.4 million in the second quarter of 2012, compared to operating income of $82.1 million in the second quarter of 2011. Revenues were down at the education and newspaper publishing divisions, offset by increases at the television broadcasting and cable television divisions. Operating results were down at all of the Company’s divisions, except for the television broadcasting division.

For the first six months of 2012, the Company reported net income attributable to common shares of $82.9 million ($10.87 per share), compared to $60.7 million ($7.57 per share) for the same period of 2011. Net income includes $38.1 million ($5.02 per share) in income from discontinued operations and $4.8 million ($0.59 per share) in losses from discontinued operations for the first six months of 2012 and 2011, respectively. Income from continuing operations attributable to common shares was $44.8 million ($5.85 per share) for the first six months of 2012, compared to $65.5 million ($8.16 per share) for the first six months of 2011. As a result of the Company’s share repurchases, there were 6% fewer diluted average shares outstanding in the first six months of 2012.

Items included in the Company’s income from continuing operations for the first six months of 2012:

▪ $10.2 million in severance, early retirement and restructuring charges at Kaplan and the newspaper publishing division (after-tax impact of $6.4 million, or $0.84 per share); and

▪ a $5.8 million gain on sales of cost method investments (after-tax impact of $3.7 million, or $0.48 per share).

Items included in the Company’s income from continuing operations for the first six months of 2011:

▪ $14.0 million in severance and restructuring charges at Kaplan (after-tax impact of $8.7 million, or $1.09 per share);

▪ a $30.7 million write-down of a marketable equity security (after-tax impact of $19.8 million, or $2.44 per share); and

▪ $3.0 million in non-operating unrealized foreign currency gains (after-tax impact of $1.9 million, or $0.24 per share).

Revenue for the first six months of 2012 was $1,979.4 million, down 6% from $2,103.2 million in the first six months of 2011. Revenues were down at the education and newspaper publishing divisions, while revenues were up at the television broadcasting and cable television divisions. The Company reported operating income of $77.8 million for the first six months of 2012, compared to $138.7 million for the first six months of 2011. Operating results were down at all of the Company’s divisions, except for the television broadcasting division.

Division Results

Education

Education division revenue totaled $558.4 million for the second quarter of 2012, a 9% decline from revenue of $617.0 million for the second quarter of 2011. Excluding revenue from acquired businesses, education division revenue declined 11% in the second quarter of 2012. Kaplan reported second quarter 2012 operating income of $3.4 million, down from $21.5 million in the second quarter of 2011.

For the first six months of 2012, education division revenue totaled $1,111.8 million, a 10% decline from revenue of $1,235.9 million for the same period of 2011. Excluding revenue from acquired businesses, education division revenue declined 12% for the first six months of 2012. Kaplan reported an operating loss of $9.8 million for the first six months of 2012, compared to operating income of $41.5 million for the first six months of 2011.

In light of recent revenue declines and other business challenges, Kaplan has formulated and implemented restructuring plans at its various businesses that have resulted in significant costs in 2012 and 2011, with the objective of establishing lower costs levels in future periods. Across all businesses, severance and restructuring costs totaled $5.0 million in the second quarter and first half of 2012, compared to $11.7 million and $14.0 million in the second quarter and first six months of 2011, respectively. Kaplan will likely incur additional restructuring costs in the second half of 2012.

A summary of Kaplan’s operating results for the second quarter and the first six months of 2012 compared to 2011 is as follows:

	Three Months Ended			Six Months Ended
	June 30,	July 3,		June 30,	July 3,
(in thousands)	2012	2011	% Change	2012	2011	% Change
Revenue
Higher education	$290,861	$358,312	(19)	$599,245	$745,195	(20)
Test preparation	79,786	83,197	(4)	142,615	156,562	(9)
Kaplan international	181,656	169,016	7	358,041	321,151	11
Kaplan ventures	6,203	6,591	(6)	12,324	13,806	(11)
Kaplan corporate	1,003	1,065	(6)	2,160	2,182	(1)
Intersegment elimination	(1,105)	(1,219)	―	(2,580)	(3,005)	―
	$558,404	$616,962	(9)	$1,111,805	$1,235,891	(10)
Operating Income (Loss)
Higher education	$5,858	$45,157	(87)	$14,812	$95,807	(85)
Test preparation	2,706	(11,597)	―	(7,513)	(24,273)	69
Kaplan international	9,294	8,642	8	12,717	7,960	60
Kaplan ventures	(369)	(2,079)	82	(1,630)	(3,053)	47
Kaplan corporate	(10,489)	(13,624)	23	(21,525)	(25,242)	15
Amortization of intangible assets	(3,810)	(5,049)	25	(7,053)	(9,469)	26
Intersegment elimination	161	18	―	355	(213)	―
	$3,351	$21,468	(84)	$(9,837)	$41,517	―

Kaplan sold Kaplan Learning Technologies in February 2012 and EduNeering in April 2012. Consequently, the education division’s operating results exclude these businesses. Also, Kaplan’s Colloquy and U.S. Pathways business moved from Kaplan Ventures to Kaplan International. The comparative division results presented above reflect this change.

Kaplan Higher Education (KHE) includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. KHE also includes the domestic professional training and other continuing education businesses. In the second quarter and first six months of 2012, higher education revenue declined 19% and 20%, respectively, due largely to declines in average enrollments, reflecting weaker market demand over the past year. Operating income decreased 87% and 85% for the second quarter and first six months of 2012, respectively. These declines were due primarily to lower revenue, offset by expense reductions associated with lower enrollments and recent restructuring efforts. In the second quarter of 2012, KHE incurred $3.8 million in severance costs, compared to $5.5 million in the second quarter of 2011. KHE will likely incur additional restructuring costs in the second half of 2012.

Although revenues were down substantially compared to the first half of 2011, new student enrollments at Kaplan University and KHE Campuses increased 3% in the first half of 2012. For the second quarter of 2012, new student enrollments declined 1%. Total enrollments at June 30, 2012, were down 14% compared to June 30, 2011, and 11% compared to March 31, 2012.

	Student Enrollments As of
	June 30,	March 31,	June 30,
	2012	2012	2011
Kaplan University	44,756	49,481	53,309
KHE Campuses	22,849	26,503	25,225
	67,605	75,984	78,534

Kaplan University enrollments included 5,681, 5,979 and 5,837 campus-based students as of June 30, 2012, March 31, 2012, and June 30, 2011, respectively.

Kaplan University and KHE Campuses enrollments at June 30, 2012, and June 30, 2011, by degree and certificate programs, are as follows:

	As of June 30,
	2012	2011
Certificate	24.8%	22.8%
Associate’s	28.7%	31.7%
Bachelor’s	33.7%	35.2%
Master’s	12.8%	10.3%
	100.0%	100.0%

KHE has implemented a number of marketing and admissions changes to increase student selectivity and help KHE comply with recent regulations. KHE also implemented the Kaplan Commitment program, which provides first-time students with a risk-free trial period. Under the program, KHE also monitors academic progress and conducts academic assessments to help determine whether students are likely to be successful in their chosen course of study. Students who withdraw or are subject to academic dismissal during the risk-free trial period do not incur any significant financial obligation. For those first-time students enrolled to date under the Kaplan Commitment, the attrition rate during the risk-free period has been approximately 28%. Management believes the Kaplan Commitment program is unique and reflects Kaplan’s commitment to student success.

Refer to KHE Regulatory Matters below for additional information.

Kaplan Test preparation (KTP) includes Kaplan’s standardized test preparation and tutoring offerings and other businesses. KTP revenue declined 4% and 9% in the second quarter and first six months of 2012, respectively. Enrollment increased 4% and 8% for the second quarter and first six months of 2012, respectively, driven by strength in medical and bar review programs. Enrollment increases were offset by competitive pricing pressure and a continued shift in demand to lower priced online test preparation offerings. Revenues also declined from the prior year as changes in certain programs and the mix of courses resulted in an increase in average course length and related revenue recognition periods. Total sales bookings at KTP during the first half of 2012 were down 3% compared to the first half of 2011. The improvement in KTP operating results in the first half of 2012 is largely from lower operating expenses due to recent restructuring activities. Also, $6.2 million and $8.5 million in restructuring costs were recorded in the second quarter and first six months of 2011, respectively.

Kaplan International includes professional training and postsecondary education businesses outside the United States and English-language programs. In May 2011, Kaplan Australia acquired Franklyn Scholar and Carrick Education Group, national providers of vocational training and higher education in Australia. In June 2011, Kaplan acquired Structuralia, a provider of e-learning for the engineering and infrastructure sector in Spain. Kaplan International revenue increased 7% and 11% in the second quarter and first six months of 2012, respectively. Excluding revenue from acquired businesses, Kaplan International revenue increased slightly in the second quarter of 2012 and increased 3% in the first six months of 2012 due to enrollment growth in the English-language and Singapore higher education programs. Kaplan International operating income increased in the first half of 2012 due largely to strong results in Singapore, offset by combined losses from businesses acquired in 2011. In the second quarter of 2012, Kaplan International results also benefited from a favorable net $1.9 million adjustment. This resulted from a favorable expense adjustment to reduce certain items recorded in prior years, offset by an adjustment to increase liabilities assumed in a 2011 acquisition.

Most of the businesses previously included in Kaplan Ventures have been sold or moved to other Kaplan divisions. Kaplan Ventures is exploring other alternatives with respect to its remaining businesses, including possible sales.

Corporate represents unallocated expenses of Kaplan, Inc.’s corporate office and other minor shared activities.

Cable Television

Cable television division revenue increased 2% in the second quarter of 2012 to $195.6 million, from $191.2 million for the second quarter of 2011; for the first six months of 2012, revenue increased 1% to $385.8 million, from $381.5 million in the same period of 2011. The revenue increase for the first six months of  2012 is due to continued growth of the division’s Internet and telephone service revenues, offset by an increase in promotional discounts and a decline in basic video subscribers.

Cable television division operating income decreased 5% to $38.4 million, from $40.4 million in the second quarter of 2011; cable division operating income for the first six months of 2012 decreased 9% to $71.2 million, from $78.1 million for the first six months of 2011. The division’s operating income declined primarily due to increased programming costs.

At June 30, 2012, Primary Service Units (PSUs) were up 1% from the prior year due to growth in high-speed data and telephony subscribers, offset by a decrease in basic subscribers. PSUs include about 6,300 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by various franchise agreements. A summary of PSUs is as follows:

	As of June 30,
	2012	2011
Basic video	612,729	637,068
High-speed data	462,426	444,357
Telephony	187,095	173,977
	1,262,250	1,255,402

Below are details of Cable division capital expenditures for the first six months of 2012 and 2011, as defined by the NCTA Standard Reporting Categories:

(in thousands)	2012	2011
Customer Premise Equipment	$25,336	$19,279
Commercial	2,148	1,670
Scaleable Infrastructure	10,667	20,937
Line Extensions	2,415	2,832
Upgrade/Rebuild	7,581	3,698
Support Capital	17,064	10,645
	$65,211	$59,061

Newspaper Publishing

Newspaper publishing division revenue totaled $151.8 million for the second quarter of 2012, down 7% from revenue of $162.8 million for the second quarter of 2011; division revenue declined 7% to $294.1 million for the first six months of 2012, from $317.8 million for the first six months of 2011. Print advertising revenue at The Washington Post in the second quarter of 2012 declined 15% to $56.7 million, from $66.6 million in the second quarter of 2011, and declined 16% to $109.3 million for the first six months of 2012, from $129.8 million for the first six months of 2011. The decline is largely due to reductions in general advertising. Revenue generated by the Company’s newspaper online publishing activities, primarily washingtonpost.com and Slate, increased 8% to $26.3 million for the second quarter of 2012, versus $24.3 million for the second quarter of 2011; newspaper online revenues increased slightly to $50.6 million for the first six months of 2012, versus $50.5 million for the first six months of 2011. Display online advertising revenue increased 14% and 1% for the second quarter and first six months of 2012, respectively. Online classified advertising revenue decreased 2% for both the second quarter and the first six months of 2012.

For the first six months of 2012, Post daily and Sunday circulation declined 9.3% and 6.1%, respectively, compared to the same periods of the prior year. For the six months ended June 30, 2012, average daily circulation at The Washington Post totaled 482,100 and average Sunday circulation totaled 699,900.

The newspaper publishing division reported an operating loss of $15.9 million in the second quarter of 2012, compared to an operating loss of $2.9 million in the second quarter of 2011. For the first six months of 2012, the newspaper publishing division reported an operating loss of $38.4 million, compared to an operating loss of $15.7 million for the first six months of 2011. These operating losses include noncash pension expense of $7.8 million and $5.3 million for the second quarter of 2012 and 2011, respectively, and $16.4 million and $12.0 million for the first six months of 2012 and 2011, respectively.

The decline in operating results for the second quarter of 2012 is primarily due to the revenue reductions discussed above and $3.4 million in severance expense, offset partially by a decline in other operating expenses. The decline in operating results for the first half of 2012 is primarily due to the revenue reductions discussed above and $5.3 million in severance and early retirement expenses, offset partially by a decline in other operating expenses. Newsprint expense was down 10% and 11% for the second quarter and first six months of 2012, respectively, due to a decline in newsprint consumption.

Television Broadcasting

Revenue for the television broadcasting division increased 13% in the second quarter of 2012 to $95.6 million, from $84.9 million in the same period of 2011; operating income for the second quarter of 2012 increased 34% to $43.7 million, from $32.6 million in the same period of 2011. For the first six months of 2012, revenue increased 13% to $177.1 million, from $157.1 million in the same period of 2011; operating income for the first six months of 2012 increased 43% to $74.7 million, from $52.2 million in the same period of 2011.

The increase in revenue and operating income for the second quarter and first six months of 2012 reflects improved advertising demand across many product categories, including a $4.4 million and $6.6 million increase in political advertising revenue in the second quarter and first six months of 2012, respectively. Expense reductions from various cost control initiatives also contributed to the improvement in operating results.

Other Businesses

Other businesses includes the operating results of Avenue100 Media Solutions and WaPo Labs, a digital team focused on emerging technologies and new product development.

In July 2012, the Company determined that Avenue100 Media Solutions, Inc. had no value and disposed of the business. As a result, the Company estimates that it will incur a pre-tax loss of approximately $5 million, and record a tax benefit of approximately $42 million. The estimated tax benefit is due to the Company’s tax basis in the stock of Avenue100 exceeding its net book value, as a result of goodwill and other intangible asset impairment charges recorded in 2008, 2010 and 2011 for which no tax benefit was previously recorded.

Corporate Office

Corporate office includes the expenses of the Company’s corporate office as well as a net pension credit.

Equity in Earnings (Losses) of Affiliates

The Company holds a 49% interest in Bowater Mersey Paper Company, a 16.5% interest in Classified Ventures, LLC and interests in several other affiliates.

The Company’s equity in earnings of affiliates, net, for the second quarter of 2012 was $3.3 million, compared to $3.1 million for the second quarter of 2011. For the first six months of 2012, the Company’s equity in earnings of affiliates, net, totaled $7.2 million, compared to $6.9 million for the same period of 2011.

Other Non-Operating Income (Expense)

The Company recorded other non-operating expense, net, of $1.2 million for the second quarter of 2012, compared to other non-operating expense, net, of $2.6 million for the second quarter of 2011. The second quarter 2012 non-operating expense, net, included $2.6 million in unrealized foreign currency losses, offset by other items. The second quarter 2011 non-operating expense, net, included $3.1 million for an impairment write-down on a cost method investment, offset by $0.3 million in unrealized foreign currency gains and other items.

The Company recorded non-operating income, net, of $7.4 million for the first six months of 2012, compared to other non-operating expense, net, of $26.6 million for the same period of the prior year. The 2012 non-operating income, net, included a $7.3 million gain on sales of cost method investments, $0.1 million in unrealized foreign currency gains and other items. The 2011 non-operating expense, net, included a $30.7 million write-down of a marketable equity security (Corinthian Colleges, Inc.), offset by $3.0 million in unrealized foreign currency gains and other items.

A summary of non-operating income (expense) for the six months ended June 30, 2012 and July 3, 2011, is as follows:

(in thousands)	2012	2011
Gain on sales of cost method investments	$7,258	$4,031
Gain on sales of marketable equity securities	505	―
Impairment write-down on a cost method investment	(386)	(3,148)
Foreign currency gains, net	68	3,031
Impairment write-down on a marketable equity security	―	(30,696)
Other, net	(17)	159
Total Other Non-Operating Income (Expense)	$7,428	$(26,623)

Net Interest Expense

The Company incurred net interest expense of $8.2 million and $16.3 million for the second quarter and first six months of 2012, respectively, compared to $7.0 million and $13.9 million for the same periods of 2011. At June 30, 2012, the Company had $455.7 million in borrowings outstanding, at an average interest rate of 7.0%.

Provision for Income Taxes

The effective tax rate for income from continuing operations for the first six months of 2012 was 40.2%, compared to 37.0% for the first six months of 2011. The higher effective tax rate in 2012 results primarily from losses in Australia for which no tax benefit is recorded.

Discontinued Operations

Kaplan sold EduNeering in April 2012, Kaplan Learning Technologies in February 2012, Kaplan Compliance Solutions in October 2011 and Kaplan Virtual Education in July 2011. Consequently, the Company’s income from continuing operations excludes these businesses, which have been reclassified to discontinued operations, net of tax.

The sale of Kaplan Learning Technologies resulted in a pre-tax loss of $3.1 million that was recorded in the first quarter of 2012. The sale of EduNeering resulted in a pre-tax gain of $29.5 million that was recorded in the second quarter of 2012.

In connection with each of the sales of the Company’s stock in EduNeering and Kaplan Learning Technologies, in the first quarter of 2012, the Company recorded $23.2 million of income tax benefits related to the excess of the outside stock tax basis over the net book value of the net assets disposed.

Earnings (Loss) Per Share

The calculation of diluted earnings per share for the second quarter and first six months of 2012 was based on 7,545,150 and 7,579,888 weighted average shares outstanding, respectively, compared to 7,933,459 and 8,026,424, respectively, for the second quarter and first six months of 2011. In the first six months of 2012, the Company repurchased 218,282 shares of its Class B common stock at a cost of $74.5 million. At June 30, 2012, there were 7,444,630 shares outstanding and the Company had remaining authorization from the Board of Directors to purchase up to 275,192 shares of Class B common stock.

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

If a program fails all three of the gainful employment metrics in a single U.S. Federal fiscal year, the Department requires the institution, among other things, to disclose to current and prospective students the amount by which the program under-performed the metrics and the institution’s plan for program improvement, and to establish a three-day waiting period before students can enroll. Should a program fail to achieve the metrics twice within three years, the Department requires the institution, among other things, to disclose to current and prospective students that they should expect to have difficulty repaying their student loans; that the program is at risk of losing eligibility to receive U.S. Federal financial aid; and that transfer options exist, including providing resources to students to research other education options and compare program costs. Should a program fail three times within a four-year period, the DOE would terminate the program’s eligibility for U.S. Federal student aid, and the institution would not be able to reestablish the program’s eligibility for at least three years, though the program could continue to operate without student aid. The final rule was scheduled to go into effect on July 1, 2012. However, the first final debt measures would not be released until 2013, and a program could not lose eligibility until 2015.

On June 30, 2012, the United States District Court for the District of Columbia overturned most of the final regulations on gainful employment. The DOE is reviewing the details of the Court’s decision in consultation with the Department of Justice and evaluating their plans which may include an appeal. The ultimate outcome of gainful employment regulations and their impact on Kaplan’s operations is uncertain.

The 90/10 Rule. Under regulations referred to as the 90/10 rule, a Kaplan Higher Education OPEID unit would lose its eligibility to participate in the Title IV programs for a period of at least two fiscal years if it derives more than 90% of its receipts from the Title IV programs for two consecutive fiscal years, commencing with the unit's first fiscal year that ends after August 14, 2008. Any OPEID reporting unit with receipts from the Title IV programs exceeding 90% for a single fiscal year ending after August 14, 2008, would be placed on provisional certification and may be subject to other enforcement measures. KHE is taking various measures to reduce the percentage of its receipts attributable to Title IV funds, including emphasizing direct-pay and employer-paid education programs; encouraging students to carefully evaluate the amount of their Title IV borrowing; program eliminations; cash-matching and developing and offering additional non-Title IV-eligible certificate preparation, professional development and continuing education programs. Based on currently available information, management does not believe that any of the Kaplan OPEID units will have a 90/10 ratio over 90% in 2012. However, absent the adoption of the changes mentioned above, and if current trends continue, management estimates that in 2013, at least 20 of the KHE Campuses OPEID units, representing approximately 22% of KHE’s 2011 revenues, could have a 90/10 ratio over 90%. As noted above, Kaplan is taking steps to address compliance with the 90/10 rule; however, there can be no guarantee that these measures will be adequate to prevent the 90/10 rule calculations from exceeding 90% in the future.

Financial Condition: Capital Resources and Liquidity

Acquisitions and Dispositions

In the first six months of 2012, the Company acquired four small businesses in its education division and other businesses segment; the purchase price allocation mostly comprised goodwill and other intangible assets on a preliminary basis. In the first six months of 2011, the Company acquired four businesses. In the second quarter of 2011, Kaplan acquired three businesses in its Kaplan International division. These acquisitions included Kaplan’s May 2011 acquisitions of Franklyn Scholar and Carrick Education Group, leading national providers of vocational training and higher education in Australia. In June 2011, Kaplan acquired Structuralia, a provider of e-learning for the engineering and infrastructure sector in Spain. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition.

Kaplan completed the sales of EduNeering in April 2012 and Kaplan Learning Technologies in February 2012, which were part of the Kaplan Ventures division. In July 2011, Kaplan completed the sale of Kaplan Virtual Education, which was part of Kaplan Ventures division.

Capital Expenditures

During the first six months of 2012, the Company’s capital expenditures totaled $97.8 million. The Company estimates that its capital expenditures will be in the range of $240 million to $265 million in 2012.

Liquidity

The Company’s borrowings decreased by $109.5 million, to $455.7 million at June 30, 2012, as compared to borrowings of $565.2 million at December 31, 2011. At June 30, 2012, the Company has $264.1 million in cash and cash equivalents, compared to $381.1 million at December 31, 2011. The Company had money market investments of $142.0 million and $180.1 million that are classified as cash and cash equivalents in the Company’s condensed consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, respectively.

The Company’s total debt outstanding of $455.7 million at June 30, 2012 included $397.3 million of 7.25% unsecured notes due February 1, 2019, $51.2 million of AUD 50M borrowing and $7.3 million in other debt.

In June 2011, the Company entered into a credit agreement (the “Credit Agreement”) providing for a U.S. $450 million, AUD 50 million four year revolving credit facility (the “Facility”), with each of the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent (“JP Morgan”), and J.P. Morgan Australia Limited, as Australian Sub-Agent. The Facility replaces the Company’s previous revolving credit agreement. The Facility will expire on June 17, 2015, unless the Company and the banks agree to extend the term.

In November 2011, Standard & Poor’s lowered the Company’s long-term corporate debt rating from “A-” to “BBB+” and changed the outlook from Negative to Stable. Standard & Poor’s kept the short-term rating unchanged at “A-2.” In November 2011, Moody’s downgraded the Company’s senior unsecured rating from “A2” to “A3” and the commercial paper rating from “Prime-1” to “Prime-2.” The outlook was changed from Rating Under Review to Negative. In May 2012, Standard & Poor’s affirmed the Company’s credit ratings, but revised the outlook from Stable to Negative. In July 2012, Moody’s changed the outlook of the Company’s long-term debt rating from Negative to Rating Under Review. The Company’s current credit ratings are as follows:

Standard
	Moody’s	& Poor’s
Long-term	A3	BBB+
Short-term	Prime-2	A-2

During the second quarter of 2012 and 2011, the Company had average borrowings outstanding of approximately $455.5 million and $401.2 million, respectively, at average annual interest rates of approximately 7.0% and 7.2%. During the second quarter of 2012 and 2011, the Company incurred net interest expense of $8.2 million and $7.0 million, respectively.

During the first six months of 2012 and 2011, the Company had average borrowings outstanding of approximately $472.0 million and $400.6 million, respectively, at average annual interest rates of approximately 7.0% and 7.2%. During the first six months of 2012 and 2011, the Company incurred net interest expense of $16.3 million and $13.9 million, respectively.

At June 30, 2012 and December 31, 2011, the Company had working capital of $290.4 million and $250.1 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and to a lesser extent commercial paper. In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2012.

Except for a lease commitment totaling $42.9 million from 2013 through 2019, there were no significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 4.        Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in

Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President-Finance, in a manner that allows timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item  2.       Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended June 30, 2012, the Company purchased shares of its Class B Common Stock as set forth in the following table:

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares That May
	of Shares	Paid per	as Part of Publicly	Yet BePurchased
Period	Purchased	Share	Announced Plan*	Under the Plan*
Apr. 1 - Apr. 30, 2012	―	$ ―	―	493,074
May. 1 - May. 31, 2012	157,451	338.34	157,451	335,623
Jun. 1 - Jun. 30, 2012	60,431	348.38	60,431	275,192
	217,882	$341.13	217,882

*   On September 8, 2011, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 750,000 shares of its Class B Common Stock. There is no expiration date for that authorization. All purchases made during the quarter ended June 30, 2012 were open market transactions.

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

10.1	The Washington Post Company 2012 Incentive Compensation Plan, effective May 10, 2012.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and July 3, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for Three and Six Months Ended June 30, 2012 and July 3, 2011, (iii) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for Six Months Ended June 30, 2012 and July 3, 2011, and (v) Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

.SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY
(Registrant)

Date: August 7, 2012	/s/ Donald E. Graham
Donald E. Graham, Chairman & Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2012	/s/ Hal S. Jones
Hal S. Jones, Senior Vice President-Finance (Principal Financial Officer)