Form 10-Q
period 2012-09-30
WASHINGTON POST CO
filed 2012-11-07
CIK 104889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

Shares outstanding at November 2, 2012:

                                                    Class A Common Stock – 1,219,383 Shares

                                                    Class B Common Stock – 6,158,779 Shares

THE WASHINGTON POST COMPANY

Index to Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	a. Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2012 and October 2, 2011	1

	b. Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2012 and October 2, 2011	2

	c. Condensed Consolidated Balance Sheets at September 30, 2012 (Unaudited) and December 31, 2011	3

	d. Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2012 and October 2, 2011	4

	e. Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6.	Exhibits	32

Signatures		33

PART I. FINANCIAL INFORMATION

Item  1.       Financial Statements

THE WASHINGTON POST COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
(In thousands, except per share amounts)	2012	2011	2012	2011
Operating Revenues
Education	$552,585	$601,611	$1,652,067	$1,823,696
Advertising	195,158	170,552	555,994	541,289
Circulation and Subscriber	220,668	212,145	655,184	643,274
Other	42,923	28,190	104,312	82,465
	1,011,334	1,012,498	2,967,557	3,090,724
Operating Costs and Expenses
Operating	483,622	486,615	1,411,343	1,438,495
Selling, general and administrative	382,961	387,735	1,195,103	1,232,208
Depreciation of property, plant and equipment	63,739	61,589	188,763	186,133
Amortization of intangible assets	5,091	6,320	13,392	17,293
	935,413	942,259	2,808,601	2,874,129
Income from Operations	75,921	70,239	158,956	216,595
Equity in earnings (losses) of affiliates, net	4,099	(1,494)	11,301	5,381
Interest income	648	994	2,492	2,973
Interest expense	(8,738)	(8,667)	(26,880)	(24,588)
Other income (expense), net	4,163	(29,650)	12,116	(56,273)
Income from Continuing Operations Before Income Taxes	76,093	31,422	157,985	144,088
Provision for Income Taxes	31,200	18,600	63,600	59,900
Income from Continuing Operations	44,893	12,822	94,385	84,188
Income (Loss) from Discontinued Operations, Net of Tax	49,054	(18,788)	83,177	(28,762)
Net Income (Loss)	93,947	(5,966)	177,562	55,426
Net Loss (Income) Attributable to Noncontrolling Interests	71	(16)	(10)	10
Net Income (Loss) Attributable to The Washington Post Company	94,018	(5,982)	177,552	55,436
Redeemable Preferred Stock Dividends	(222)	(226)	(895)	(917)
Net Income (Loss) Attributable to The Washington Post
Company Common Stockholders	$93,796	$(6,208)	$176,657	$54,519
Amounts Attributable to The Washington Post Company
Common Stockholders
Income from continuing operations	$44,742	$12,580	$93,480	$83,281
Income (loss) from discontinued operations, net of tax	49,054	(18,788)	83,177	(28,762)
Net income (loss) attributable to The Washington Post Company
common stockholders	$93,796	$(6,208)	$176,657	$54,519
Per Share Information Attributable to The Washington
Post Company Common Stockholders
Basic income per common share from continuing operations	$6.03	$1.59	$12.38	$10.44
Basic income (loss) per common share from discontinued operations	6.61	(2.41)	11.01	(3.63)
Basic net income (loss) per common share	$12.64	$(0.82)	$23.39	$6.81
Basic average number of common shares outstanding	7,272	7,802	7,405	7,900
Diluted income per common share from continuing operations	$6.03	$1.59	$12.38	$10.44
Diluted income (loss) per common share from discontinued operations	6.61	(2.41)	11.01	(3.63)
Diluted net income (loss) per common share	$12.64	$(0.82)	$23.39	$6.81
Diluted average number of common shares outstanding	7,376	7,883	7,508	7,979

See accompanying Notes to Condensed Consolidated Financial Statements.

THE WASHINGTON POST COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
(In thousands)	2012	2011	2012	2011
Net Income (Loss)	$93,947	$(5,966)	$177,562	$55,426
Other Comprehensive Income (Loss), Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	5,321	(32,969)	4,233	(19,911)
Adjustment for sales of businesses with foreign operations	(1,409)	―	(888)	―
	3,912	(32,969)	3,345	(19,911)
Unrealized (losses) gains on available-for-sale securities:
Unrealized (losses) gains for the period	(5,966)	(47,237)	32,939	(62,342)
Reclassification adjustment for (gain) or write-down on
available-for-sale securities included in net income	―	23,097	(772)	53,793
	(5,966)	(24,140)	32,167	(8,549)
Pension and other postretirement plans:
Amortization of net prior service credit included in net income	(469)	(465)	(1,390)	(1,397)
Amortization of net actuarial loss (gain) included in net income	2,592	(127)	6,839	(382)
Foreign affiliate pension adjustments	―	6,701	―	2,088
	2,123	6,109	5,449	309
Cash flow hedge, net change	217	479	(1,160)	479
Other Comprehensive Income (Loss), Before Tax	286	(50,521)	39,801	(27,672)
Income tax benefit (expense) related to items of other comprehensive
income	1,451	15,316	(14,580)	9,047
Other Comprehensive Income (Loss), Net of Tax	1,737	(35,205)	25,221	(18,625)
Comprehensive Income (Loss)	95,684	(41,171)	202,783	36,801
Comprehensive loss (income) attributable to noncontrolling interests	76	(54)	(31)	(92)
Total Comprehensive Income (Loss) Attributable to The Washington
Post Company	$95,760	$(41,225)	$202,752	$36,709

See accompanying Notes to Consolidated Financial Statements.

THE WASHINGTON POST COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands)	2012	2011
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$305,654	$381,099
Restricted cash	21,485	25,287
Investments in marketable equity securities and other investments	424,277	338,674
Accounts receivable, net	391,003	392,725
Income taxes receivable	51,160	16,990
Deferred income taxes	2,935	13,343
Inventories	4,424	6,571
Other current assets	77,181	70,936
Total Current Assets	1,278,119	1,245,625
Property, Plant and Equipment, Net	1,100,885	1,152,390
Investments in Affiliates	25,219	17,101
Goodwill, Net	1,406,930	1,414,997
Indefinite-Lived Intangible Assets, Net	525,833	530,641
Amortized Intangible Assets, Net	46,794	54,622
Prepaid Pension Cost	528,438	537,262
Deferred Charges and Other Assets	54,232	64,348
Total Assets	$4,966,450	$5,016,986

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$493,040	$495,041
Deferred revenue	390,650	387,532
Dividends declared	18,299	―
Short-term borrowings	3,043	112,983
Total Current Liabilities	905,032	995,556
Postretirement Benefits Other Than Pensions	69,749	67,864
Accrued Compensation and Related Benefits	225,625	228,304
Other Liabilities	115,421	107,741
Deferred Income Taxes	536,515	545,361
Long-Term Debt	453,471	452,229
Total Liabilities	2,305,813	2,397,055
Redeemable Noncontrolling Interest	6,750	6,740
Redeemable Preferred Stock	11,096	11,295
Preferred Stock	―	―
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	248,937	252,767
Retained earnings	4,665,007	4,561,989
Accumulated other comprehensive income, net of tax
Cumulative foreign currency translation adjustment	24,683	21,338
Unrealized gain on available-for-sale securities	99,659	80,358
Unrealized gain on pensions and other postretirement plans	66,895	63,625
Cash flow hedge	(687)	8
Cost of Class B common stock held in treasury	(2,481,703)	(2,398,189)
Total Equity	2,642,791	2,601,896
Total Liabilities and Equity	$4,966,450	$5,016,986

See accompanying Notes to Condensed Consolidated Financial Statements.

THE WASHINGTON POST COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,	October 2,
(In thousands)	2012	2011
Cash Flows from Operating Activities:
Net Income	$177,562	$55,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	190,111	191,935
Amortization of intangible assets	13,833	23,514
Goodwill impairment charges	―	11,923
Net pension expense (benefit)	9,980	(3,236)
Early retirement program expense	8,508	430
Foreign exchange (gain) loss	(3,179)	3,675
Net gain on sales and disposition of businesses	(23,759)	(516)
Impairment write-down of a marketable equity security	―	53,793
Equity in earnings of affiliates, net of distributions	(10,577)	(5,381)
(Benefit) provision for deferred income taxes	(15,756)	17,317
Net (gain) loss on sale or write-down of property, plant and equipment and other assets	(6,215)	6,155
Change in assets and liabilities:
(Increase) decrease in accounts receivable, net	(11,984)	38,835
Decrease (increase) in inventories	1,690	(2,268)
Decrease in accounts payable and accrued liabilities	(24,885)	(88,643)
Increase in deferred revenue	20,070	1,771
(Increase) decrease in income taxes receivable	(35,341)	9,291
Decrease (increase) in other assets and other liabilities, net	5,460	(51,564)
Other	(8)	1,107
Net Cash Provided by Operating Activities	295,510	263,564

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(152,391)	(145,622)
Net proceeds from sales of businesses, property, plant and equipment and other assets	75,106	28,842
Purchase of marketable equity securities and other investments	(46,324)	(5,260)
Investments in certain businesses, net of cash acquired	(8,971)	(79,223)
Other	1,477	(1,599)
Net Cash Used in Investing Activities	(131,103)	(202,862)

Cash Flows from Financing Activities:
Repayment of commercial paper, net	(109,671)	―
Common shares repurchased	(97,545)	(179,454)
Dividends paid	(56,235)	(57,126)
Issuance of debt	―	52,476
Other	19,561	(1,390)
Net Cash Used in Financing Activities	(243,890)	(185,494)
Effect of Currency Exchange Rate Change	4,038	(1,789)
Net Decrease in Cash and Cash Equivalents	(75,445)	(126,581)
Beginning Cash and Cash Equivalents	381,099	437,740
Ending Cash and Cash Equivalents	$305,654	$311,159

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

Financial Periods – In the fourth quarter of 2011, the Company changed its fiscal quarter from a thirteen week quarter ending on the Sunday nearest the calendar quarter-end to a quarterly month end. The fiscal quarters for 2012 and 2011 ended on September 30, 2012, June 30, 2012, March 31, 2012, October 2, 2011, July 3, 2011, and April 3, 2011, respectively. Subsidiaries of the Company report on a calendar-quarter basis, with the exception of most of the newspaper publishing operations, which report on a thirteen week quarter ending on the Sunday nearest the calendar quarter-end.

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the quarterly periods ended September 30, 2012 and October 2, 2011 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Certain amounts in previously issued financial statements have been reclassified to conform to the current year presentation, which includes the reclassification of the results of operations of certain Kaplan and Other businesses as discontinued operations for all periods presented.

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

2. DISCONTINUED OPERATIONS

In August 2012, the Company completed the sale of Kidum and recorded a pre-tax gain of $3.6 million and an after-tax gain of $10.2 million related to this sale in the third quarter of 2012. On July 31, 2012, the Company disposed of its interest in Avenue100 Media Solutions, Inc. and recorded a pre-tax loss of $5.7 million related to the disposition. An income tax benefit of $44.5 million was also recorded in the third quarter of 2012 as the Company determined that Avenue100 has no value. The income tax benefit is due to the Company’s tax basis in the stock of Avenue100 exceeding its net book value, as a result of goodwill and other intangible asset impairment charges recorded in 2008, 2010 and 2011 for which no tax benefit was previously recorded. This activity is included in Income (Loss) from Discontinued Operations, Net of Tax in the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2012.

In April 2012, the Company completed the sale of Kaplan EduNeering. Under the terms of the agreement, the purchaser acquired the stock of EduNeering and received substantially all the assets and liabilities. In the second quarter of 2012, the Company recorded an after-tax gain of $18.5 million related to this sale, subject to final net working capital adjustments, which is included in Income (Loss) from Discontinued Operations, Net of Tax in the Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2012. In February 2012, Kaplan completed the stock sale of Kaplan Learning Technologies (KLT) and recorded an after-tax loss on the sale of $1.9 million, which is included in Income (Loss) from Discontinued Operations, Net of Tax in the Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2012.

The Company recorded $23.2 million of income tax benefits in the first quarter of 2012 in connection with the sale of its stock in EduNeering and KLT related to the excess of the outside stock tax basis over the net book value of the net assets disposed.

In October 2011, Kaplan completed the sale of Kaplan Compliance Solutions (KCS) and in July 2011, Kaplan completed the sale of Kaplan Virtual Education (KVE). The results of operations of Kidum, Avenue100, EduNeering, KLT, KCS and KVE, for the third quarter and first nine months of 2012 and 2011, where applicable, are included in the Company’s Condensed Consolidated Statements of Operations as Income (Loss) from Discontinued Operations, Net of Tax. All corresponding prior period operating results presented in the Company’s condensed consolidated financial statements and the accompanying notes have been reclassified to reflect the discontinued operations presented. The Company did not reclassify its Condensed Consolidated Statements of Cash Flows or prior year Condensed Consolidated Balance Sheet to reflect the discontinued operations.

The summarized income (loss) from discontinued operations, net of tax, is presented below:

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
(in thousands)	2012	2011	2012	2011
Operating revenues	$4,861	$23,956	$35,342	$95,219
Operating costs and expenses	(5,579)	(44,359)	(42,583)	(131,096)
Loss from discontinued operations	(718)	(20,403)	(7,241)	(35,877)
Provision for (benefit from) income taxes	232	(2,782)	(2,068)	(8,282)
Net Loss from Discontinued Operations	(950)	(17,621)	(5,173)	(27,595)
(Loss) gain on sales and disposition of discontinued operations	(2,174)	516	23,759	516
(Benefit from) provision for income taxes on sales and disposition
of discontinued operations	(52,178)	1,683	(64,591)	1,683
Income (Loss) from Discontinued Operations, Net of Tax	$49,054	$(18,788)	$83,177	$(28,762)

The following table summarizes the 2012 quarterly operating results of the Company following the reclassification of the operations discussed above as discontinued operations:

	March 31,	June 30,
(in thousands, except per share amounts)	2012	2012
Operating Revenues
Education	$547,280	$552,202
Advertising	170,750	190,086
Circulation and subscriber	215,230	219,286
Other	27,939	33,450
	961,199	995,024
Operating Costs and Expenses
Operating	463,106	464,615
Selling, general and administrative	411,466	400,676
Depreciation of property, plant and equipment	62,275	62,749
Amortization of intangible assets	3,873	4,428
	940,720	932,468
Income from Operations	20,479	62,556
Equity in earnings of affiliates, net	3,888	3,314
Interest income	1,069	775
Interest expense	(9,163)	(8,979)
Other income (expense), net	8,588	(635)
Income from Continuing Operations before Income Taxes	24,861	57,031
Provision for Income Taxes	11,400	21,000
Income from Continuing Operations	13,461	36,031
Income from Discontinued Operations, Net of Tax	18,107	16,016
Net Income	31,568	52,047
Net Income Attributable to Noncontrolling Interests	(70)	(11)
Net Income Attributable to The Washington Post Company	31,498	52,036
Redeemable Preferred Stock Dividends	(451)	(222)
Net Income Attributable to The Washington Post Company Common Stockholders	$31,047	$51,814

Amounts Attributable to The Washington Post Company Common Stockholders
Income from continuing operations	$12,940	$35,798
Income from discontinued operations, net of tax	18,107	16,016
Net income attributable to the Washington Post Company common stockholders	$31,047	$51,814

Per Share Information Attributable to The Washington Post Company Common Stockholders
Basic income per common share from continuing operations	$1.66	$4.72
Basic income per common share from discontinued operations	2.41	2.12
Basic net income per common share	$4.07	$6.84

Diluted income per common share from continuing operations	$1.66	$4.72
Diluted income per common share from discontinued operations	2.41	2.12
Diluted net income per common share	$4.07	$6.84

The following table summarizes the 2011 quarterly operating results of the Company following the reclassification of the operations discussed above as discontinued operations:

	April 3,	July 3,	October 2,	December 31,
(in thousands, except per share amounts)	2011	2011	2011	2011
Operating Revenues
Education	$611,714	$610,371	$601,611	$580,763
Advertising	177,385	193,352	170,552	213,255
Circulation and subscriber	214,523	216,606	212,145	213,183
Other	25,299	28,976	28,190	33,220
	1,028,921	1,049,305	1,012,498	1,040,421
Operating Costs and Expenses
Operating	463,303	488,577	486,615	465,666
Selling, general and administrative	438,744	405,729	387,735	397,518
Depreciation of property, plant and equipment	61,929	62,615	61,589	62,932
Amortization of intangible assets	5,176	5,797	6,320	5,042
	969,152	962,718	942,259	931,158
Income from Operations	59,769	86,587	70,239	109,263
Equity in earnings (losses) of affiliates, net	3,737	3,138	(1,494)	568
Interest income	982	997	994	1,174
Interest expense	(7,961)	(7,960)	(8,667)	(8,638)
Other (expense) income, net	(24,032)	(2,591)	(29,650)	1,073
Income from Continuing Operations before Income Taxes	32,495	80,171	31,422	103,440
Provision for Income Taxes	12,100	29,200	18,600	42,000
Income from Continuing Operations	20,395	50,971	12,822	61,440
(Loss) Income from Discontinued Operations, Net of Tax	(4,766)	(5,208)	(18,788)	291
Net Income (Loss)	15,629	45,763	(5,966)	61,731
Net (Income) Loss Attributable to Noncontrolling Interests	(14)	40	(16)	(17)
Net Income (Loss) Attributable to The Washington Post Company	15,615	45,803	(5,982)	61,714
Redeemable Preferred Stock Dividends	(461)	(230)	(226)	―
Net Income (Loss) Attributable to The Washington Post Company
Common Stockholders	$15,154	$45,573	$(6,208)	$61,714
Amounts Attributable to The Washington Post Company
Common Stockholders
Income from continuing operations	$19,920	$50,781	$12,580	$61,423
(Loss) income from discontinued operations, net of tax	(4,766)	(5,208)	(18,788)	291
Net income (loss) attributable to the Washington Post
Company common stockholders	$15,154	$45,573	$(6,208)	$61,714
Per Share Information Attributable to The Washington Post
Company Common Stockholders
Basic income per common share from continuing operations	$2.43	$6.40	$1.59	$8.00
Basic (loss) income per common share from discontinued operations	(0.56)	(0.66)	(2.41)	0.03
Basic net income (loss) per common share	$1.87	$5.74	$(0.82)	$8.03
Diluted income per common share from continuing operations	$2.43	$6.40	$1.59	$8.00
Diluted (loss) income per common share from discontinued operations	(0.56)	(0.66)	(2.41)	0.03
Diluted net income (loss) per common share	$1.87	$5.74	$(0.82)	$8.03

The following table summarizes the operating results of the Company following the reclassification of operations discussed above as discontinued operations:

	Fiscal Year Ended
	December 31,	January 2,
(in thousands, except per share amounts)	2011	2011
Operating Revenues
Education	$2,404,459	$2,804,840
Advertising	754,544	833,605
Circulation and subscriber	856,457	857,290
Other	115,685	90,682
	4,131,145	4,586,417
Operating Costs and Expenses
Operating	1,904,161	1,850,402
Selling, general and administrative	1,629,726	1,869,194
Depreciation of property, plant and equipment	249,065	242,405
Amortization of intangible assets	22,335	21,552
	3,805,287	3,983,553
Income from Operations	325,858	602,864
Equity in earnings (losses) of affiliates, net	5,949	(4,133)
Interest income	4,147	2,576
Interest expense	(33,226)	(30,503)
Other (expense) income, net	(55,200)	7,515
Income from Continuing Operations Before Income Taxes	247,528	578,319
Provision for Income Taxes	101,900	222,400
Income from Continuing Operations	145,628	355,919
Loss from Discontinued Operations, Net of Tax	(28,471)	(77,899)
Net Income	117,157	278,020
Net (Income) Loss attributable to noncontrolling interests	(7)	94
Net Income Attributable to The Washington Post Company	117,150	278,114
Redeemable Preferred Stock Dividends	(917)	(922)
Net Income Attributable to The Washington Post Company Common Stockholders	$116,233	$277,192
Amounts Attributable to The Washington Post Company Common Stockholders
Income from continuing operations	$144,704	$355,091
Loss from discontinued operations, net of tax	(28,471)	(77,899)
Net income attributable to the Washington Post Company common stockholders	$116,233	$277,192
Per Share Information Attributable to The Washington Post Company Common
Stockholders
Basic income per common share from continuing operations	$18.30	$39.78
Basic loss per common share from discontinued operations	(3.60)	(8.72)
Basic net income per common share	$14.70	$31.06
Diluted income per common share from continuing operations	$18.30	$39.76
Diluted loss per common share from discontinued operations	(3.60)	(8.72)
Diluted net income per common share	$14.70	$31.04

3. INVESTMENTS

Investments in marketable equity securities comprised the following:

	September 30,	December 31,
(in thousands)	2012	2011
Total cost	$213,831	$169,271
Net unrealized gains	166,097	133,930
Total Fair Value	$379,928	$303,201

The Company invested $45.0 million in marketable equity securities during the first nine months of 2012. There were no new investments in marketable equity securities during the first nine months of 2011. During the first nine months of 2012, proceeds from sales of marketable equity securities were $2.0 million, and net realized gains on such sales were $0.5 million. There were no sales of marketable equity securities in the first nine months of 2011.

As of September 30, 2012, the Company has a $14.1 million unrealized loss on its investment in Strayer Education, Inc., a publicly traded company. At September 30, 2012, the investment has been in an unrealized loss position for under three months. The Company evaluated this investment for other-than-temporary impairment based on various factors, including the duration and severity of the unrealized loss, the reason for the decline in value and the potential recovery period, and the ability and intent to hold the investment and concluded that the unrealized loss is not other-than-temporary as of September 30, 2012. If any impairment is considered other-than-temporary, the investment will be written down to its fair market value with a corresponding charge to the Consolidated Statement of Operations.

At the end of the first quarter of 2011, the Company’s investment in Corinthian Colleges, Inc. had been in an unrealized loss position for over six months. The Company evaluated this investment for other-than-temporary impairment based on various factors, including the duration and severity of the unrealized loss, the reason for the decline in value and the potential recovery period, and the Company’s ability and intent to hold the investment. In the first quarter of 2011, the Company concluded the loss was other-than-temporary and recorded a $30.7 million write-down on the investment. The investment continued to decline and in the third quarter of 2011, the Company recorded another $23.1 million write-down on the investment. The Company’s investment in Corinthian Colleges, Inc. accounted for $17.8 million of the total fair value of the Company’s investments in marketable equity securities at September 30, 2012.

In the third quarter of 2011, the Company recorded a $9.2 million impairment charge on the Company’s interest in Bowater Mersey Paper Company, as a result of the challenging economic environment for newsprint producers.

4. ACQUISITIONS AND DISPOSITIONS

In the first nine months of 2012, the Company acquired three small businesses in its education division and one small business included in other businesses; the purchase price allocation mostly comprised goodwill and other intangible assets on a preliminary basis. In the first nine months of 2011, the Company acquired four businesses. These acquisitions included Kaplan’s May 2011 acquisitions of Franklyn Scholar and Carrick Education Group, leading national providers of vocational training and higher education in Australia. In June 2011, Kaplan acquired Structuralia, a provider of e-learning for the engineering and infrastructure sector in Spain. The Company did not make any acquisitions during the third quarters of 2012 or 2011. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition.

In September 2012, the Company entered into a stock purchase agreement to acquire a controlling interest in Celtic Healthcare, Inc. (Celtic), a provider of home healthcare and hospice services in the northeastern and mid-Atlantic regions. The transaction closed on November 5, 2012. The operating results of Celtic will be included in other businesses.

The Company divested its interested in Avenue100 Media Solutions in July 2012, which was previously reported in other businesses. Kaplan completed the sales of Kidum in August 2012, EduNeering in April 2012 and Kaplan Learning Technologies in February 2012, which were part of the Kaplan Ventures division. In October 2011, Kaplan completed the sale of Kaplan Compliance Solutions, which was part of the Kaplan Higher Education division. In July 2011, Kaplan completed the sale of Kaplan Virtual Education, which was part of Kaplan Ventures division.

 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Amortization of intangible assets for the three months ended September 30, 2012 and October 2, 2011 was $5.1 million and $9.3 million, respectively. Amortization of intangible assets for the nine months ended September 30, 2012 and October 2, 2011 was $13.8 million and $23.5 million. Amortization of intangible assets is estimated to be approximately $5 million for the remainder of 2012, $15 million in 2013, $8 million in 2014, $5 million in 2015, $5 million in 2016, $5 million in 2017 and $4 million thereafter.

The changes in the carrying amount of goodwill, by segment, were as follows:

		Cable	Newspaper	Television	Other
(in thousands)	Education	Television	Publishing	Broadcasting	Businesses	Total
Balance as of December 31, 2011
Goodwill	$1,116,615	$85,488	$81,183	$203,165	$100,152	$1,586,603
Accumulated impairment losses	(8,492)	―	(65,772)	―	(97,342)	(171,606)
	1,108,123	85,488	15,411	203,165	2,810	1,414,997
Acquisitions	7,364	―	―	―	4,098	11,462
Dispositions	(29,000)	―	―	―	―	(29,000)
Foreign currency exchange rate changes and other	9,471	―	―	―	―	9,471
Balance as of September 30, 2012
Goodwill	1,095,958	85,488	81,183	203,165	6,908	1,472,702
Accumulated impairment losses	―	―	(65,772)	―	―	(65,772)
	$1,095,958	$85,488	$15,411	$203,165	$6,908	$1,406,930

The changes in carrying amount of goodwill at the Company’s education division were as follows:

	Higher	Test	Kaplan	Kaplan
(in thousands)	Education	Preparation	International	Ventures	Total
Balance as of December 31, 2011
Goodwill	$409,128	$152,187	$515,936	$39,364	$1,116,615
Accumulated impairment losses	―	―	―	(8,492)	(8,492)
	409,128	152,187	515,936	30,872	1,108,123
Acquisitions	―	―	7,364	―	7,364
Dispositions	―	―	―	(29,000)	(29,000)
Foreign currency exchange rate changes and other	89	―	11,254	(1,872)	9,471
Balance as of September 30, 2012
Goodwill	409,217	152,187	534,554	―	1,095,958
Accumulated impairment losses	―	―	―	―	―
	$409,217	$152,187	$534,554	$ ―	$1,095,958

Other intangible assets consist of the following:

		As of September 30, 2012			As of December 31, 2011
		Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in thousands)	Range	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized Intangible Assets
Non-compete agreements	2-5 years	$14,348	$12,215	$2,133	$14,493	$10,764	$3,729
Student and customer relationships	2-10 years	65,185	38,944	26,241	75,734	47,888	27,846
Databases and technology	3-5 years	6,457	5,332	1,125	10,514	8,159	2,355
Trade names and trademarks	2-10 years	32,713	18,225	14,488	36,222	18,936	17,286
Other	1-25 years	9,344	6,537	2,807	9,971	6,565	3,406
		$128,047	$81,253	$46,794	$146,934	$92,312	$54,622
Indefinite-Lived Intangible Assets
Franchise agreements		$496,321			$496,321
Wireless licenses		22,150			22,150
Licensure and accreditation		7,362			7,862
Other		―			4,308
		$525,833			$530,641

6. DEBT

The Company’s borrowings consist of the following:

	September 30,	December 31,
(in thousands)	2012	2011
7.25% unsecured notes due February 1, 2019	$397,375	$397,065
Commercial paper borrowings	―	109,671
AUD 50M borrowing	51,877	51,012
Other indebtedness	7,262	7,464
Total Debt	456,514	565,212
Less: current portion	(3,043)	(112,983)
Total Long-Term Debt	$453,471	$452,229

The Company’s other indebtedness at September 30, 2012 and December 31, 2011 is at interest rates from 0% to 6% and matures from 2012 to 2017 and 2012 to 2016, respectively.

During the three months ended September 30, 2012 and October 2, 2011, the Company had average borrowings outstanding of approximately $456.3 million and $417.6 million, respectively, at average annual interest rates of approximately 7.0% and 7.2%. During the three months ended September 30, 2012 and October 2, 2011, the Company incurred net interest expense of $8.1 million and $7.7 million, respectively.

During the nine months ended September 30, 2012 and October 2, 2011, the Company had average borrowings outstanding of approximately $467.3 million and $406.9 million, respectively, at average annual interest rates of approximately 7.0% and 7.2%. During the nine months ended September 30, 2012 and October 2, 2011, the Company incurred net interest expense of $24.4 million and $21.6 million, respectively.

At September 30, 2012, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $485.2 million, compared with the carrying amount of $397.4 million. At December 31, 2011, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $460.5 million, compared with the carrying amount of $397.1 million. The carrying value of the Company’s other unsecured debt at September 30, 2012 approximates fair value.

7. EARNINGS PER SHARE

The Company’s earnings per share from continuing operations (basic and diluted) are presented below:

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
(in thousands, except per share amounts)	2012	2011	2012	2011
Income from continuing operations attributable to The
Washington Post Company common stockholders	$44,742	$12,580	$93,480	$83,281
Less: Amount attributable to participating securities	(888)	(190)	(1,830)	(835)
Basic income from continuing operations attributable to
The Washington Post Company common stockholders	$43,854	$12,390	$91,650	$82,446

Plus: Amount attributable to participating securities	888	190	1,830	835
Diluted income from continuing operations attributable to
The Washington Post Company common stockholders	$44,742	$12,580	$93,480	$83,281

Basic weighted average shares outstanding	7,272	7,802	7,405	7,900
Plus: Effect of dilutive shares related to stock options and restricted stock	104	81	103	79
Diluted weighted average shares outstanding	7,376	7,883	7,508	7,979

Income Per Share from Continuing Operations Attributable
to The Washington Post Company Common Stockholders:
Basic	$6.03	$1.59	$12.38	$10.44
Diluted	$6.03	$1.59	$12.38	$10.44

For the three and nine months ended September 30, 2012, the basic earnings per share computed under the two-class method is lower than the diluted earnings per share computed under the if-converted method for participating securities, resulting in the presentation of the lower amount in diluted earnings per share. The diluted earnings per share amounts for the three and nine months ended September 30, 2012 exclude the effects of 123,494 and 111,994 stock options outstanding, respectively, as their inclusion would have been antidilutive. The diluted earnings per share amounts for the three and nine months ended September 30, 2012 exclude the effects of 42,500 restricted stock awards, as their inclusion would have been antidilutive. The diluted earnings per share amounts for the three and nine months ended October 2, 2011 exclude the effects of 137,544 and 101,794 stock options outstanding, respectively, as their inclusion would have been antidilutive.

In the three and nine months ended September 30, 2012, the Company declared regular dividends totaling $2.45 and $9.80 per share, respectively. In the three and nine months ended October 2, 2011, the Company declared regular dividends totaling $2.35 and $9.40 per share, respectively.

8. PENSION AND POSTRETIREMENT PLANS

Defined Benefit Plans. The total cost (benefit) arising from the Company’s defined benefit pension plans, including a portion included in discontinued operations, consists of the following components:

	Pension Plans
	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
(in thousands)	2012	2011	2012	2011
Service cost	$10,876	$6,760	$28,684	$20,734
Interest cost	14,828	14,964	44,248	45,033
Expected return on assets	(23,779)	(24,095)	(72,301)	(71,648)
Amortization of prior service cost	919	882	2,775	2,645
Recognized actuarial loss	2,502	―	6,574	―
Net Periodic Cost (Benefit)	5,346	(1,489)	9,980	(3,236)
Early retirement programs expense	7,486	―	8,508	430
Total Cost (Benefit)	$12,832	$(1,489)	$18,488	$(2,806)

In the third quarter of 2012, the Company offered a Voluntary Retirement Incentive Program to certain employees of The Washington Post newspaper and recorded early retirement program expense of $7.5 million. In the first quarter of 2012, the Company offered a Voluntary Retirement Incentive Program to certain employees of Post-Newsweek Media and recorded early retirement program expense of $1.0 million. In the first quarter of 2011, the Company offered a Voluntary Retirement Incentive Program to certain employees of Robinson Terminal Warehouse and recorded early retirement program expense of $0.4 million. The early retirement program expense for these programs is funded from the assets of the Company’s pension plans.

Effective August 1, 2012, the Company’s defined benefit pension plan was amended to provide most of the current participants with a new cash balance benefit. The new cash balance benefit will be funded by the assets of the Company’s pension plans. As a result of this new benefit, effective August 1, 2012, the Company’s matching contribution for its 401(k) Savings Plans was reduced.

The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) consists of the following components:

	SERP
	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
(in thousands)	2012	2011	2012	2011
Service cost	$367	$380	$1,100	$1,140
Interest cost	1,060	1,084	3,181	3,252
Amortization of prior service cost	14	65	41	195
Recognized actuarial loss	458	353	1,375	1,059
Total Cost	$1,899	$1,882	$5,697	$5,646

Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plans were allocated as follows:

	September 30,	December 31,
	2012	2011
U.S. equities	66%	69%
U.S. fixed income	12%	10%
International equities	22%	21%
	100%	100%

Essentially all of the assets are actively managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both of these managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval by the Plan administrator. As of September 30, 2012, the managers can invest no more than 24% of the assets in international stocks at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities. None of the assets is managed internally by the Company.

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

The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of September 30, 2012. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At September 30, 2012 the Company held common stock in one investment which exceeded 10% of total plan assets. This investment was valued at $206.3 million and $222.4 million at September 30, 2012 and December 31, 2011, respectively, or approximately 10% and 12%, respectively, of total plan assets. Assets also included $178.1 million and $154.0 million of Berkshire Hathaway common stock at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012 the Company held investments in one foreign country which exceeded 10% of total plan assets. These investments were valued at $222.6 million and $241.4 million at September 30, 2012 and December 31, 2011, respectively, or approximately 11% and 13%, respectively, of total plan assets.

Other Postretirement Plans. The total benefit arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
(in thousands)	2012	2011	2012	2011
Service cost	$778	$718	$2,335	$2,154
Interest cost	684	766	2,052	2,297
Amortization of prior service credit	(1,402)	(1,412)	(4,206)	(4,237)
Recognized actuarial gain	(370)	(481)	(1,110)	(1,441)
Total Periodic Benefit	$(310)	$(409)	$(929)	$(1,227)

9. OTHER NON-OPERATING INCOME (EXPENSE)

A summary of non-operating income (expense) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
(in thousands)	2012	2011	2012	2011
Foreign exchange gain (loss)	$3,111	$(6,707)	$3,179	$(3,675)
Impairment write-down on a cost method investment	(112)	(231)	(498)	(3,379)
Gain on sales of cost method investments	―	―	7,258	4,031
Impairment write-down of a marketable equity security	―	(23,097)	―	(53,793)
Other, net	1,164	385	2,177	543
Total Other Non-Operating Income (Expense)	$4,163	$(29,650)	$12,116	$(56,273)

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

DOE Program Reviews. The U.S. Department of Education (DOE) undertakes program reviews at Title IV participating institutions. Currently, there is pending program review activity at Kaplan University and one open review at KHE’s Broomall, PA location. In May 2012, the DOE issued a preliminary report on its 2009 onsite program review at Kaplan University. Several of the preliminary findings require Kaplan University to conduct additional, detailed file reviews, with Kaplan University’s review and response due in January 2013. In August 2012, the DOE notified Kaplan University that it was conducting an offsite program review focused on more recent years and the DOE began this review in September 2012. In addition, the Company is awaiting the DOE’s final report on the program review at KHE’s Broomall, PA, location. The results of these open reviews and their impact on Kaplan’s operations are uncertain.

Other. In June 2012, the Accrediting Commission of Career Schools and Colleges (ACCSC), a KHE accreditor, issued a notice to three campuses (Baltimore, Dayton and Indianapolis Northwest), to “show cause” as to why their accreditation should not be withdrawn for failure to meet certain student achievement threshold requirements. These campuses represent approximately 2% of KHE’s year-to-date revenue for 2012. Each of these campuses failed to meet student placement thresholds or student graduation rate thresholds or both in some programs or aggregated over all programs. The Baltimore and Dayton campuses responded in September 2012, providing their plans to improve these rates and come into compliance with the ACCSC standards. The Indianapolis Northwest responded in October 2012, indicating that this campus will be closing and consolidating into an existing campus, also in Indianapolis. KHE cannot be certain that its remedial measures will satisfy all of ACCSC's concerns; in the event that ACCSC determines that some or all of these campuses may lose accreditation, a loss of accreditation would mean that the school would no longer be eligible to participate in Title IV programs and may also lose programmatic accreditation necessary for students to obtain licensure and/or employment in specific professions.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Level 1		Level 2	Total
At September 30, 2012
Assets
Money market investments(1)	$	―	$160,217	$160,217
Marketable equity securities(3)		379,928	―	379,928
Other current investments(4)		22,115	22,234	44,349
Total Financial Assets		$402,043	$182,451	$584,494

Liabilities
Deferred compensation plan liabilities(6)	$	―	$60,996	$60,996
7.25% unsecured notes(7)		―	485,164	485,164
AUD 50M borrowing(7)		―	51,877	51,877
Interest rate swap(8)		―	1,146	1,146
Total Financial Liabilities	$	―	$599,183	$599,183

At December 31, 2011
Assets
Money market investments(2)	$	―	$180,136	$180,136
Marketable equity securities(3)		303,201	―	303,201
Other current investments(4)		15,223	20,250	35,473
Interest rate swap(5)		―	14	14
Total Financial Assets		$318,424	$200,400	$518,824

Liabilities
Deferred compensation plan liabilities(6)	$	―	$63,403	$63,403
7.25% unsecured notes(7)		―	460,500	460,500
AUD 50M borrowing(7)		―	51,012	51,012
Total Financial Liabilities	$	―	$574,915	$574,915

____________

(1)       The Company’s money market investments at September 30, 2012 are included in cash and cash equivalents.

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

12. BUSINESS SEGMENTS

The Company has six reportable segments: Kaplan Higher Education, Kaplan Test Preparation, Kaplan International, cable television, newspaper publishing, and television broadcasting.

Education.  Kaplan sold Kidum in August 2012, EduNeering in April 2012, KLT in February 2012, KCS in October 2011 and KVE in July 2011; therefore, the education division’s operating results exclude these businesses. Due to the sale of Kidum, the Kaplan Ventures segment is no longer included as a separate segment as its results have been reclassified to discontinued operations. Also, Kaplan’s Colloquy and U.S. Pathways businesses moved from Kaplan Ventures to Kaplan International. Segment operating results of the education division have been restated to reflect these changes.

For the first nine months of 2012, Kaplan International results benefited from a favorable $3.9 million out of period expense adjustment related to certain items recorded in 2011 and 2010. With respect to this out of period expense adjustment, the Company has concluded that it was not material to the Company’s financial position or results of operations for 2012, 2011 and 2010 and the related interim periods, based on its consideration of quantitative and qualitative factors.

Other Businesses.  In the third quarter of 2012, Social Code has been moved from the newspaper publishing segment to other businesses. Due to the disposal of Avenue100 Media Solutions, it is no longer included in the other businesses segment, as its results have been reclassified to discontinued operations. The other businesses operating results have been restated to reflect these changes.

Identifiable Assets.  In the third quarter of 2012, the Company has excluded prepaid pension cost from identifiable assets by segment. The 2011 amounts have been revised to reflect this change; the 2010 revised amounts are not included.

The following table summarizes the 2012 quarterly financial information related to each of the Company’s business segments:

	March 31,	June 30,	September 30,
(in thousands)	2012	2012	2012
Operating Revenues
Education	$547,280	$552,202	$552,585
Cable television	190,210	195,579	199,625
Newspaper publishing	137,553	144,721	137,276
Television broadcasting	81,497	95,591	106,411
Other businesses	4,768	7,177	15,834
Corporate office	―	―	―
Intersegment elimination	(109)	(246)	(397)
	$961,199	$995,024	$1,011,334

Income (Loss) From Operations
Education	$(11,915)	$3,728	$14,693
Cable television	32,777	38,446	39,913
Newspaper publishing	(21,431)	(13,079)	(21,825)
Television broadcasting	30,999	43,728	54,082
Other businesses	(4,643)	(6,775)	(5,248)
Corporate office	(5,308)	(3,492)	(5,694)
	$20,479	$62,556	$75,921

Equity in Earnings of Affiliates, Net	3,888	3,314	4,099
Interest Expense, Net	(8,094)	(8,204)	(8,090)
Other Income (Expense), Net	8,588	(635)	4,163
Income from Continuing Operations Before Income Taxes	$24,861	$57,031	$76,093

Depreciation of Property, Plant and Equipment
Education	$20,717	$21,011	$22,024
Cable television	32,197	32,234	32,310
Newspaper publishing	6,236	6,282	6,274
Television broadcasting	3,125	3,222	3,126
Other businesses	―	―	5
Corporate office	―	―	―
	$62,275	$62,749	$63,739

Amortization of Intangible Assets
Education	$3,236	$3,803	$4,489
Cable television	54	53	52
Newspaper publishing	183	172	150
Television broadcasting	―	―	―
Other businesses	400	400	400
Corporate office	―	―	―
	$3,873	$4,428	$5,091

Net Pension Expense (Credit)
Education	$2,392	$1,969	$3,522
Cable television	530	514	694
Newspaper publishing	8,601	7,772	16,181
Television broadcasting	960	1,055	1,432
Other businesses	10	10	18
Corporate office	(9,298)	(8,896)	(9,021)
	$3,195	$2,424	$12,826

The following table summarizes the 2011 quarterly financial information related to each of the Company’s business segments:

	April 3,	July 3,	October 2,	December 31,
(in thousands)	2011	2011	2011	2011
Operating Revenues
Education	$611,714	$610,371	$601,611	$580,763
Cable television	190,280	191,231	187,892	190,818
Newspaper publishing	151,053	155,863	143,495	172,121
Television broadcasting	72,183	84,940	73,830	88,253
Other businesses	3,944	6,909	5,764	8,890
Corporate office	―	―	―	―
Intersegment elimination	(253)	(9)	(94)	(424)
	$1,028,921	$1,049,305	$1,012,498	$1,040,421
Income (Loss) From Operations
Education	$21,029	$23,556	$20,808	$30,893
Cable television	37,707	40,425	36,795	41,917
Newspaper publishing	(13,712)	(3,524)	(10,761)	6,793
Television broadcasting	19,591	32,571	24,073	40,854
Other businesses	(1,918)	(2,008)	(1,745)	(3,064)
Corporate office	(2,928)	(4,433)	1,069	(8,130)
	$59,769	$86,587	$70,239	$109,263
Equity in Earnings (Losses) of Affiliates, Net	3,737	3,138	(1,494)	568
Interest Expense, Net	(6,979)	(6,963)	(7,673)	(7,464)
Other (Expense) Income, Net	(24,032)	(2,591)	(29,650)	1,073
Income from Continuing Operations Before Income Taxes	$32,495	$80,171	$31,422	$103,440
Depreciation of Property, Plant and Equipment
Education	$19,989	$21,308	$20,338	$22,100
Cable television	31,786	31,533	31,661	31,322
Newspaper publishing	6,900	6,540	6,453	6,443
Television broadcasting	3,110	3,134	3,137	3,067
Other businesses	―	―	―	―
Corporate office	144	100	―	―
	$61,929	$62,615	$61,589	$62,932
Amortization of Intangible Assets
Education	$4,413	$5,042	$5,568	$4,394
Cable television	73	66	62	66
Newspaper publishing	290	289	290	182
Television broadcasting	―	―	―	―
Other businesses	400	400	400	400
Corporate office	―	―	―	―
	$5,176	$5,797	$6,320	$5,042
Net Pension Expense (Credit)
Education	$1,552	$1,652	$1,655	$1,486
Cable television	518	497	455	454
Newspaper publishing(1)	6,700	5,285	5,241	8,057
Television broadcasting	646	335	325	363
Other businesses	5	4	4	4
Corporate office	(9,297)	(9,247)	(9,185)	(9,254)
	$124	$(1,474)	$(1,505)	$1,110

(1) Includes a $2.4 million charge in the fourth quarter of 2011 related to the withdrawal from a multiemployer pension plan.

The following table summarizes financial information related to each of the Company’s business segments:

	Nine Months Ended		Fiscal Year Ended
	September 30,	October 2,	December 31,	January 2,
(in thousands)	2012	2011	2011	2011
Operating Revenues
Education	$1,652,067	$1,823,696	$2,404,459	$2,804,840
Cable television	585,414	569,403	760,221	759,884
Newspaper publishing	419,550	450,411	622,532	675,931
Television broadcasting	283,499	230,953	319,206	342,164
Other businesses	27,779	16,617	25,507	4,442
Corporate office	―	―	―	―
Intersegment elimination	(752)	(356)	(780)	(844)
	$2,967,557	$3,090,724	$4,131,145	$4,586,417
Income (Loss) from Operations
Education	$6,506	$65,393	$96,286	$359,584
Cable television	111,136	114,927	156,844	163,945
Newspaper publishing	(56,335)	(27,997)	(21,204)	(11,115)
Television broadcasting	128,809	76,235	117,089	121,348
Other businesses	(16,666)	(5,671)	(8,735)	(6,326)
Corporate office	(14,494)	(6,292)	(14,422)	(24,572)
	$158,956	$216,595	$325,858	$602,864
Equity in Earnings (Losses) of Affiliates, Net	11,301	5,381	5,949	(4,133)
Interest Expense, Net	(24,388)	(21,615)	(29,079)	(27,927)
Other Income (Expense), Net	12,116	(56,273)	(55,200)	7,515
Income from Continuing Operations Before Income Taxes	$157,985	$144,088	$247,528	$578,319
Depreciation of Property, Plant and Equipment
Education	$63,752	$61,635	$83,735	$73,351
Cable television	96,741	94,980	126,302	124,834
Newspaper publishing	18,792	19,893	26,336	30,341
Television broadcasting	9,473	9,381	12,448	12,720
Other businesses	5	―	―	―
Corporate office	―	244	244	1,159
	$188,763	$186,133	$249,065	$242,405
Amortization of Intangible Assets
Education	$11,528	$15,023	$19,417	$19,202
Cable television	159	201	267	327
Newspaper publishing	505	869	1,051	1,223
Television broadcasting	―	―	―	―
Other businesses	1,200	1,200	1,600	800
Corporate office	―	―	―	―
	$13,392	$17,293	$22,335	$21,552
Net Pension Expense (Credit)
Education	$7,883	$4,859	$6,345	$5,707
Cable television	1,738	1,470	1,924	1,919
Newspaper publishing(1)	32,554	17,226	25,283	42,287
Television broadcasting	3,447	1,306	1,669	1,113
Other businesses	38	13	17	―
Corporate office	(27,215)	(27,729)	(36,983)	(34,599)
	$18,445	$(2,855)	$(1,745)	$16,427

(1) Includes a $2.4 and $20.4 million charge in 2011 and 2010, respectively, related to the withdrawal from a multiemployer pension plan

Asset information for the Company’s business segments are as follows:

	As of
	September 30,	December 31,
(in thousands)	2012	2011
Identifiable Assets
Education	$1,915,268	$2,217,719
Cable television	1,175,151	1,164,756
Newspaper publishing	272,203	314,405
Television broadcasting	381,795	376,259
Other businesses	25,844	15,381
Corporate office	262,604	70,902
	$4,032,865	$4,159,422
Investments in Marketable Equity Securities	379,928	303,201
Investments in Affiliates	25,219	17,101
Prepaid Pension Cost	528,438	537,262
Total Assets	$4,966,450	$5,016,986

The following table summarizes the 2012 quarterly financial information related to the operating segments of the Company’s education division:

	March 31,	June 30,	September 30,
(in thousands)	2012	2012	2012
Operating Revenues
Higher education	$308,384	$290,861	$273,703
Test preparation	62,829	79,787	81,151
Kaplan international	176,385	181,656	197,858
Kaplan corporate and other	1,157	1,003	998
Intersegment elimination	(1,475)	(1,105)	(1,125)
	$547,280	$552,202	$552,585
Income (Loss) from Operations
Higher education	$8,959	$5,860	$1,510
Test preparation	(10,219)	2,706	3,446
Kaplan international	3,423	9,294	20,619
Kaplan corporate and other	(14,272)	(14,293)	(11,106)
Intersegment elimination	194	161	224
	$(11,915)	$3,728	$14,693
Depreciation of Property, Plant and Equipment
Higher education	$11,757	$11,673	$12,168
Test preparation	4,315	4,449	5,544
Kaplan international	4,200	4,472	3,841
Kaplan corporate and other	445	417	471
	$20,717	$21,011	$22,024

The following table summarizes the 2011 quarterly financial information related to the reportable segments within the Company’s education division:

	March 31,	June 30,	September 30,	December 31,
(in thousands)	2011	2011	2011	2011
Operating Revenues
Higher education	$386,883	$358,312	$330,856	$323,532
Test preparation	73,365	83,197	79,630	66,901
Kaplan international	152,135	169,016	192,609	190,821
Kaplan corporate and other	1,117	1,065	1,293	1,110
Intersegment elimination	(1,786)	(1,219)	(2,777)	(1,601)
	$611,714	$610,371	$601,611	$580,763
Income (Loss) from Operations
Higher education	$50,650	$45,157	$25,083	$28,025
Test preparation	(12,676)	(11,597)	(4,745)	520
Kaplan international	(682)	8,642	10,775	22,771
Kaplan corporate and other	(16,032)	(18,664)	(9,225)	(20,596)
Intersegment elimination	(231)	18	(1,080)	173
	$21,029	$23,556	$20,808	$30,893
Depreciation of Property, Plant and Equipment
Higher education	$11,241	$11,897	$11,825	$13,416
Test preparation	4,449	3,796	3,445	3,799
Kaplan international	3,468	4,751	4,384	4,350
Kaplan corporate and other	831	864	684	535
	$19,989	$21,308	$20,338	$22,100

The following table summarizes financial information related to the operating segments of the Company’s education division segments:

	Nine Months Ended		Fiscal Year Ended
	September 30,		December 31,
(in thousands)	2012	2011	2011	2010
Operating Revenues
Higher education	$872,948	$1,076,051	$1,399,583	$1,905,038
Test preparation	223,767	236,192	303,093	314,879
Kaplan international	555,899	513,760	704,581	587,781
Kaplan corporate and other	3,158	3,475	4,585	5,537
Intersegment elimination	(3,705)	(5,782)	(7,383)	(8,395)
	$1,652,067	$1,823,696	$2,404,459	$2,804,840
Income (Loss) from Operations
Higher education	$16,329	$120,890	$148,915	$406,880
Test preparation	(4,067)	(29,018)	(28,498)	(32,583)
Kaplan international	33,336	18,735	41,506	49,309
Kaplan corporate and other	(39,671)	(43,921)	(64,517)	(63,788)
Intersegment elimination	579	(1,293)	(1,120)	(234)
	$6,506	$65,393	$96,286	$359,584
Depreciation of Property, Plant and Equipment
Higher education	$35,598	$34,963	$48,379	$42,412
Test preparation	14,308	11,690	15,489	14,095
Kaplan international	12,513	12,603	16,953	12,993
Kaplan corporate and other	1,333	2,379	2,914	3,851
	$63,752	$61,635	$83,735	$73,351

Identifiable assets for the Company’s education division consist of the following:

	As of
	September 30,	December 31,
(in thousands)	2012	2011
Identifiable Assets
Higher education	$683,253	$919,443
Test preparation	325,143	334,343
Kaplan international	884,285	810,140
Kaplan corporate and other	22,587	153,793
	$1,915,268	$2,217,719

Item 2.        Management’s Discussion and Analysis of Results of Operations and Financial Condition

This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.

Results of Operations

The Company reported net income attributable to common shares of $93.8 million ($12.64 per share) for the third quarter ended September 30, 2012, compared to $6.2 million ($0.82 per share) for the third quarter of last year. Net income includes $49.1 million in income from discontinued operations ($6.61 per share) and $18.8 million ($2.41 per share) in losses from discontinued operations for the third quarter of 2012 and 2011, respectively. Income from continuing operations attributable to common shares was $44.7 million ($6.03 per share) for the third quarter of 2012, compared to $12.6 million ($1.59 per share) for the third quarter of 2011.

Items included in the Company’s income from continuing operations for the third quarter of 2012:

▪ $12.2 million in early retirement, severance and restructuring charges at the newspaper publishing division and Kaplan (after-tax impact of $7.6 million, or $1.02 per share); and

▪ $3.1 million in non-operating unrealized foreign currency gains (after-tax impact of $1.9 million, or $0.26 per share).

Items included in the Company’s income from continuing operations for the third quarter of 2011:

▪ $5.6 million in severance and restructuring charges at Kaplan (after-tax impact of $3.5 million, or $0.44 per share);

▪ a $9.2 million impairment charge at one of the Company’s affiliates (after-tax impact of $5.7 million, or $0.72 per share);

▪ a $23.1 million write-down of a marketable equity security (after-tax impact of $14.9 million, or $1.89 per share); and

▪ $6.7 million in non-operating unrealized foreign currency losses (after-tax impact of $4.2 million, or $0.54 per share).

Revenue for the third quarter of 2012 was $1,011.3 million, flat compared to $1,012.5 million in the third quarter of 2011. The Company reported operating income of $75.9 million in the third quarter of 2012, compared to operating income of $70.2 million in the third quarter of 2011. Revenues and operating income increased at the television broadcasting and cable television divisions, offset by declines at the education and newspaper publishing divisions.

For the first nine months of 2012, the Company reported net income attributable to common shares of $176.7 million ($23.39 per share), compared to $54.5 million ($6.81 per share) for the same period of 2011. However, net income includes $83.2 million ($11.01 per share) in income from discontinued operations and $28.8 million ($3.63 per share) in losses from discontinued operations for the first nine months of 2012 and 2011, respectively (refer to “Discontinued Operations” discussion below). Income from continuing operations attributable to common shares was $93.5 million ($12.38 per share) for the first nine months of 2012, compared to $83.3 million ($10.44 per share) for the first nine months of 2011. As a result of the Company’s share repurchases, there were 6% fewer diluted average shares outstanding in the first nine months of 2012.

Items included in the Company’s income from continuing operations for the first nine months of 2012:

▪ $22.4 million in early retirement, severance and restructuring charges at the newspaper publishing division and Kaplan (after-tax impact of $13.9 million, or $1.85 per share);

▪ a $5.8 million gain on sales of cost method investments (after-tax impact of $3.7 million, or $0.48 per share); and

▪ $3.2 million in non-operating unrealized foreign currency gains (after-tax impact of $2.0 million, or $0.27 per share).

Items included in the Company’s income from continuing operations for the first nine months of 2011:

▪ $19.6 million in severance and restructuring charges at Kaplan (after-tax impact of $12.2 million, or $1.52 per share);

▪ a $9.2 million impairment charge at one of the Company’s affiliates (after-tax impact of $5.7 million, or $0.72 per share);

▪ a $53.8 million write-down of a marketable equity security (after-tax impact of $34.6 million, or $4.34 per share); and

▪ $3.7 million in non-operating unrealized foreign currency losses (after-tax impact of $2.3 million, or $0.29 per share).

Revenue for the first nine months of 2012 was $2,967.6 million, down 4% from $3,090.7 million in the first nine months of 2011. Revenues were down at the education and newspaper publishing divisions, partially offset by increases at the television broadcasting and cable television divisions. The Company reported operating income of $159.0 million for the first nine months of 2012, compared to $216.6 million for the first nine months of 2011. Operating results were down at all of the Company’s divisions, except for the television broadcasting division.

Division Results

Education

Education division revenue totaled $552.6 million for the third quarter of 2012, an 8% decline from revenue of $601.6 million for the third quarter of 2011. Excluding revenue from acquired businesses, education division revenue declined 9% in the third quarter of 2012. Kaplan reported third quarter 2012 operating income of $14.7 million, down from $20.8 million in the third quarter of 2011.

For the first nine months of 2012, education division revenue totaled $1,652.1 million, a 9% decline from revenue of $1,823.7 million for the same period of 2011. Excluding revenue from acquired businesses, education division revenue declined 11% for the first nine months of 2012. Kaplan reported operating income of $6.5 million for the first nine months of 2012, compared to operating income of $65.4 million for the first nine months of 2011.

In light of recent revenue declines and other business challenges, Kaplan has formulated and implemented restructuring plans at its various businesses that have resulted in significant costs in 2012 and 2011, with the objective of establishing lower costs levels in future periods. Across all businesses, severance and restructuring costs totaled $4.3 million and $9.3 million in the third quarter and first nine months of 2012, respectively, compared to $5.6 million and $19.6 million in the third quarter and first nine months of 2011, respectively. Kaplan expects to incur significant additional restructuring costs in the fourth quarter of 2012 and in 2013 at Kaplan Higher Education and Kaplan International.

A summary of Kaplan’s operating results for the third quarter and the first nine months of 2012 compared to 2011 is as follows:

	Three Months Ended			Nine Months Ended
	September 30,	October 2,		September 30,	October 2,
(in thousands)	2012	2011	% Change	2012	2011	% Change
Revenue
Higher education	$273,703	$330,856	(17)	$872,948	$1,076,051	(19)
Test preparation	81,151	79,630	2	223,767	236,192	(5)
Kaplan international	197,858	192,609	3	555,899	513,760	8
Kaplan corporate	998	1,293	(23)	3,158	3,475	(9)
Intersegment elimination	(1,125)	(2,777)	―	(3,705)	(5,782)	―
	$552,585	$601,611	(8)	$1,652,067	$1,823,696	(9)
Operating Income (Loss)
Higher education	$1,510	$25,083	(94)	$16,329	$120,890	(86)
Test preparation	3,446	(4,745)	―	(4,067)	(29,018)	86
Kaplan international	20,619	10,775	91	33,336	18,735	78
Kaplan corporate	(6,617)	(3,657)	(81)	(28,143)	(28,898)	3
Amortization of intangible assets	(4,489)	(5,568)	19	(11,528)	(15,023)	23
Intersegment elimination	224	(1,080)	―	579	(1,293)	―
	$14,693	$20,808	(29)	$6,506	$65,393	(90)

Kaplan sold Kidum in August 2012, EduNeering in April 2012 and Kaplan Learning Technologies in February 2012. Consequently, the education division’s operating results exclude these businesses.

Kaplan Higher Education (KHE) includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. KHE also includes the domestic professional training and other continuing education businesses. In the third quarter and first nine months of 2012, higher education revenue declined 17% and 19%, respectively, due largely to declines in average enrollments that reflect weaker market demand over the past year. Operating income decreased 94% and 86% for the third quarter and first nine months of 2012, respectively. These declines were due primarily to lower revenue, offset by expense reductions associated with lower enrollments and recent restructuring efforts.

In September 2012, KHE finalized a plan to consolidate its market presence at certain of its fixed-facility campuses. Under this plan, KHE has ceased new enrollments at nine ground campuses as it considers alternatives for these locations, and is in the process of consolidating operations of four other campuses into existing, nearby locations. KHE will be teaching out the current students at these campuses. Revenues at these campuses represent approximately 4% of KHE’s total revenues. In connection with the plan, KHE expects to incur an estimated $18 million in restructuring costs from fixed asset write-downs and lease and severance obligations; $2.1 million of these restructuring costs were recorded in the third quarter of 2012, with the remainder to be recorded in the fourth quarter of 2012 and in 2013. In the third quarter and first nine months of 2012, KHE incurred $2.7 million and $6.5 million in total severance and restructuring costs, respectively, compared to $1.6 million and $7.1 million in the third quarter and first nine months 2011, respectively. KHE continues to assess and develop plans for both its fixed-facility and online programs and expects to incur significant additional restructuring costs in the fourth quarter of 2012 and in 2013.

Although revenues were down substantially compared to the first nine months of 2011, new student enrollments at Kaplan University and KHE Campuses increased 5% in the first nine months of 2012. For the third quarter of 2012, new student enrollments increased 9%. Total enrollments at September 30, 2012, were down 8% compared to September 30, 2011, but increased 8% compared to June 30, 2012.

	Student Enrollments as of
	September 30,	June 30,	September 30,
	2012	2012	2011
Kaplan University	49,132	44,756	53,473
KHE Campuses	24,129	22,849	26,184
	73,261	67,605	79,657

Kaplan University enrollments included 6,822, 5,681 and 6,036 campus-based students as of September 30, 2012, June 30, 2012, and September 30, 2011, respectively.

Kaplan University and KHE Campuses enrollments at September 30, 2012, and September 30, 2011, by degree and certificate programs, are as follows:

	As of September 30,
	2012	2011
Certificate	23.6%	23.5%
Associate’s	30.7%	31.0%
Bachelor’s	32.7%	34.7%
Master’s	13.0%	10.8%
	100.0%	100.0%

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

Kaplan Test Preparation (KTP) includes Kaplan’s standardized test preparation and tutoring offerings. KTP revenue increased 2% in the third quarter of 2012, while revenues declined 5% for the first nine months of 2012. Enrollment increased 21% and 12% for the third quarter and first nine months of 2012, respectively, driven by strength in pre-college, medical and bar review programs. Enrollment increases were offset by competitive pricing pressure and a continued shift in demand to lower priced online test preparation offerings. The improvement in KTP operating results in the first nine months of 2012 is largely from lower operating expenses due to restructuring activities in prior years. Also, $3.5 million and $12.0 million in restructuring costs were recorded in the third quarter and first nine months of 2011, respectively.

Kaplan International includes English-language programs, and postsecondary education and professional training businesses outside the United States. In May 2011, Kaplan Australia acquired Franklyn Scholar and Carrick Education Group, national providers of vocational training and higher education in Australia. In June 2011, Kaplan acquired Structuralia, a provider of e-learning for the engineering and infrastructure sector in Spain. Kaplan International revenue increased 3% and 8% in the third quarter and first nine months of 2012, respectively. Excluding revenue from acquired businesses, Kaplan International revenue increased 2% in both the third quarter and the first nine months of 2012 due to enrollment growth in the English-language and Singapore higher education programs. Kaplan International operating income increased in the first nine months of 2012 due largely to strong results in Singapore, offset by combined losses from businesses acquired in 2011. These losses are primarily in Australia, where Kaplan is in the process of consolidating operations and expects to incur restructuring costs in the fourth quarter of 2012 and in 2013.

Corporate represents unallocated expenses of Kaplan, Inc.’s corporate office and other minor shared activities.

As previously disclosed, in the first quarter of 2012, the Company performed an interim test of the carrying value of goodwill at the KTP reporting unit for possible impairment and the estimated fair value of the KTP reporting unit exceeded its carrying value by a margin of 10%.  Also, Kaplan continues to formulate and implement restructuring plans and is likely to incur significant restructuring costs in the fourth quarter of 2012 and in 2013.  The Company will perform its annual goodwill impairment test in the fourth quarter of 2012.  There exists a reasonable possibility that operational changes, a decrease in the assumed projected cash flows or long-term growth rate, or an increase in the discount rate assumption used in the discounted cash flow model of Kaplan’s reporting units, could result in an impairment charge.

Cable Television

Cable television division revenue increased 6% in the third quarter of 2012 to $199.6 million, from $187.9 million for the third quarter of 2011; for the first nine months of 2012, revenue increased 3% to $585.4 million, from $569.4 million in the same period of 2011. The revenue increase for the first nine months of 2012 is due to continued growth of the division’s Internet and telephone service revenues and rate increases for many subscribers in June 2012, offset by an increase in promotional discounts and a decline in basic video subscribers.

Cable television division operating income increased 8% to $39.9 million, from $36.8 million in the third quarter of 2011, due to increased revenues, offset by higher programming costs. Cable division operating income for the first nine months of 2012 decreased 3% to $111.1 million, from $114.9 million for the first nine months of 2011, primarily due to higher programming costs.

At September 30, 2012, Primary Service Units (PSUs) were up slightly from the prior year due to growth in high-speed data and telephony subscribers, offset by a decrease in basic video subscribers. PSUs include about 6,000 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by various franchise agreements. A summary of PSUs is as follows:

	As of September 30,
	2012	2011
Basic video	605,057	627,659
High-speed data	462,808	448,143
Telephony	185,647	176,527
	1,253,512	1,252,329

Below are details of Cable division capital expenditures as defined by the NCTA Standard Reporting Categories:

	Nine Months Ended
	September 30,	October 2,
(in thousands)	2012	2011
Customer Premise Equipment	$35,863	$36,085
Commercial	3,387	2,549
Scaleable Infrastructure	17,557	25,355
Line Extensions	4,010	4,220
Upgrade/Rebuild	10,646	7,211
Support Capital	30,799	18,625
	$102,262	$94,045

Newspaper Publishing

Newspaper publishing division revenue totaled $137.3 million for the third quarter of 2012, down 4% from revenue of $143.5 million for the third quarter of 2011; division revenue declined 7% to $419.6 million for the first nine months of 2012, from $450.4 million for the first nine months of 2011. Print advertising revenue at The Washington Post in the third quarter of 2012 declined 11% to $51.4 million, from $57.6 million in the third quarter of 2011, and declined 14% to $160.7 million for the first nine months of 2012, from $187.4 million for the first nine months of 2011. The decline is largely due to reductions in general and retail advertising. Revenue generated by the Company’s newspaper online publishing activities, primarily washingtonpost.com and Slate, increased 13% to $26.9 million for the third quarter of 2012, versus $23.8 million for the third quarter of 2011; newspaper online revenues increased 4% to $77.5 million for the first nine months of 2012, versus $74.3 million for the first nine months of 2011. Display online advertising revenue increased 18% and 5% for the third quarter and first nine months of 2012, respectively. Online classified advertising revenue increased 1% for the third quarter and decreased 1% for the first nine months of 2012.

For the first nine months of 2012, Post daily and Sunday circulation declined 9.2% and 6.5%, respectively, compared to the same periods of the prior year. For the nine months ended September 30, 2012, average daily circulation at The Washington Post totaled 471,200 and average Sunday circulation totaled 689,000.

The newspaper publishing division reported an operating loss of $21.8 million in the third quarter of 2012 and an operating loss of $10.8 million in the third quarter of 2011, including noncash pension expense of $16.2 million and $5.2 million, respectively. The newspaper publishing division reported an operating loss of $56.3 million for the first nine months of 2012 and an operating loss of $28.0 million for the first nine months of 2011, including noncash pension expense of $32.6 million and $17.2 million, respectively. Included in pension expense for the third quarter of 2012 was a $7.5 million Voluntary Retirement Incentive Program (VRIP) for certain employees.

The decline in operating results for the third quarter of 2012 is due to the revenue reductions discussed above and $7.8 million in early retirement and severance expense, offset partially by a decline in other operating expenses. The decline in operating results for the first nine months of 2012 is primarily due to the revenue reductions discussed above and $13.1 million in early retirement and severance expense, offset partially by a decline in other operating expenses. Newsprint expense was down 9% and 10% for the third quarter and first nine months of 2012, respectively, due to a decline in newsprint consumption.

Television Broadcasting

Revenue for the television broadcasting division increased 44% to $106.4 million in the third quarter of 2012, from $73.8 million in the same period of 2011; operating income for the third quarter of 2012 more than doubled to $54.1 million, from $24.1 million in the same period of 2011. For the first nine months of 2012, revenue increased 23% to $283.5 million, from $231.0 million in the same period of 2011; operating income for the first nine months of 2012 increased 69% to $128.8 million, from $76.2 million in the same period of 2011.

The increase in revenue and operating income for the third quarter and first nine months of 2012 reflects improved advertising demand across many product categories. This includes a $15.6 million and $22.1 million increase in political advertising revenue in the third quarter and first nine months of 2012, respectively; $10.8 million in incremental summer Olympics-related advertising at the Company’s NBC affiliates in the third quarter of 2012; and increased retransmission revenues.

Other Businesses

Other businesses includes the operating results of Social Code, an agency specializing in paid advertising on social-media platforms, and WaPo Labs, a digital team focused on emerging technologies and new product development.

In September 2012, The Washington Post Company entered into a stock purchase agreement to acquire a controlling interest in Celtic Healthcare, Inc. (Celtic), a provider of home healthcare and hospice services in the northeastern and mid-Atlantic regions. The transaction is expected to close in November 2012. The operating results of Celtic will be included in other businesses.

Corporate Office

Corporate office includes the expenses of the Company’s corporate office as well as a net pension credit.

Equity in Earnings (Losses) of Affiliates

The Company holds a 49% interest in Bowater Mersey Paper Company, a 16.5% interest in Classified Ventures, LLC and interests in several other affiliates.

The Company’s equity in earnings of affiliates, net, was $4.1 million for the third quarter of 2012, compared to a loss of $1.5 million for the third quarter of 2011. For the first nine months of 2012, the Company’s equity in earnings of affiliates, net, totaled $11.3 million, compared to $5.4 million for the same period of 2011. In the third quarter of 2011, a $9.2 million impairment charge was recorded on the Company’s interest in Bowater Mersey Paper Company.

Other Non-Operating Income (Expense)

The Company recorded other non-operating income, net, of $4.2 million for the third quarter of 2012, compared to other non-operating expense, net, of $29.7 million for the third quarter of 2011. The third quarter 2012 non-operating expense, net, included $3.1 million in unrealized foreign currency gains and other items. The third quarter 2011 non-operating expense, net, included a $23.1 million write-down of a marketable equity security (Corinthian Colleges, Inc.), $6.7 million in unrealized foreign currency losses and other items.

The Company recorded non-operating income, net, of $12.1 million for the first nine months of 2012, compared to other non-operating expense, net, of $56.3 million for the same period of the prior year. The 2012 non-operating income, net, included a $7.3 million gain on sales of cost method investments, $3.2 million in unrealized foreign currency gains and other items. The 2011 non-operating expense, net, included a $53.8 million write-down of a marketable equity security (Corinthian Colleges, Inc.), $3.7 million in unrealized foreign currency losses and other items.

A summary of non-operating income (expense) is as follows:

	Nine Months Ended
	September 30,	October 2,
(in thousands)	2012	2011
Gain on sales of cost method investments	$7,258	$4,031
Foreign currency gains (losses), net	3,179	(3,675)
Impairment write-down on a cost method investment	(498)	(3,379)
Impairment write-down of a marketable equity security	―	(53,793)
Other, net	2,177	543
Total Other Non-Operating Income (Expense)	$12,116	$(56,273)

Net Interest Expense

The Company incurred net interest expense of $8.1 million and $24.4 million for the third quarter and first nine months of 2012, respectively, compared to $7.7 million and $21.6 million for the same periods of 2011. At September 30, 2012, the Company had $456.5 million in borrowings outstanding, at an average interest rate of 7.0%.

Provision for Income Taxes

The effective tax rate for income from continuing operations for the first nine months of 2012 was 40.3%, compared to 41.6% for the first nine months of 2011.

Discontinued Operations

Kaplan sold Kidum in August 2012, EduNeering in April 2012 and Kaplan Learning Technologies in February 2012. The Company also divested its interest in Avenue100 Media Solutions on July 31, 2012. Consequently, the Company’s income from continuing operations excludes these businesses, which have been reclassified to discontinued operations, net of tax.

The sale of Kaplan Learning Technologies resulted in a pre-tax loss of $3.1 million, which was recorded in the first quarter of 2012. The sale of EduNeering resulted in a pre-tax gain of $29.5 million, which was recorded in the second quarter of 2012. The sale of Kidum resulted in a pre-tax gain of $3.6 million, which was recorded in the third quarter of 2012.

In connection with each of the sales of the Company’s stock in EduNeering and Kaplan Learning Technologies, in the first quarter of 2012, the Company recorded $23.2 million of income tax benefits related to the excess of the outside stock tax basis over the net book value of the net assets disposed.

In connection with the disposal of Avenue100 Media Solutions, Inc., the Company recorded a pre-tax loss of $5.7 million in the third quarter of 2012. An income tax benefit of $44.5 million was also recorded in the third quarter of 2012 as the Company determined that Avenue100 Media Solutions, Inc. had no value. The income tax benefit is due to the Company’s tax basis in the stock of Avenue100 exceeding its net book value as a result of goodwill and other intangible asset impairment charges recorded in 2008, 2010 and 2011 for which no tax benefit was previously recorded.

Earnings (Loss) Per Share

The calculation of diluted earnings per share for the third quarter and first nine months of 2012 was based on 7,376,255 and 7,507,946 weighted average shares outstanding, respectively, compared to 7,882,709 and 7,978,520, respectively, for the third quarter and first nine months of 2011. In the first nine months of 2012, the Company repurchased 284,550 shares of its Class B common stock at a cost of $97.5 million. At September 30, 2012, there were 7,378,237 shares outstanding and the Company had remaining authorization from the Board of Directors to purchase up to 208,924 shares of Class B common stock.

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

The 90/10 Rule. Under regulations referred to as the 90/10 rule, a Kaplan Higher Education OPEID unit would lose its eligibility to participate in the Title IV programs for a period of at least two fiscal years if it derives more than 90% of its receipts from the Title IV programs for two consecutive fiscal years, commencing with the unit's first fiscal year that ends after August 14, 2008. Any OPEID reporting unit with receipts from the Title IV programs exceeding 90% for a single fiscal year ending after August 14, 2008, would be placed on provisional certification and may be subject to other enforcement measures. KHE is taking various measures to reduce the percentage of its receipts attributable to Title IV funds, including emphasizing direct-pay and employer-paid education programs; encouraging students to carefully evaluate the amount of their Title IV borrowing; program eliminations; cash-matching and developing and offering additional non-Title IV-eligible certificate preparation, professional development and continuing education programs. Based on currently available information, management does not believe that any of the Kaplan OPEID units will have a 90/10 ratio over 90% in 2012. However, absent the adoption of the changes mentioned above, and if current trends continue, management estimates that in 2013, at least 16 of the KHE Campuses OPEID units, representing approximately 16% of KHE’s 2011 revenues, could have a 90/10 ratio over 90%. As noted above, Kaplan is taking steps to address compliance with the 90/10 rule; however, there can be no guarantee that these measures will be adequate to prevent the 90/10 rule calculations from exceeding 90% in the future.

Financial Condition: Capital Resources and Liquidity

Acquisitions and Dispositions

In the first nine months of 2012, the Company acquired three small businesses in its education division and one small business included in other businesses; the purchase price allocation mostly comprised goodwill and other intangible assets on a preliminary basis. In the first nine months of 2011, the Company acquired four businesses. These acquisitions included Kaplan’s May 2011 acquisitions of Franklyn Scholar and Carrick Education Group, leading national providers of vocational training and higher education in Australia. In June 2011, Kaplan acquired Structuralia, a provider of e-learning for the engineering and infrastructure sector in Spain. The Company did not make any acquisitions during the third quarters of 2012 or 2011. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition.

In September 2012, the Company entered into a stock purchase agreement to acquire a controlling interest in Celtic Healthcare, Inc. (Celtic), a provider of home healthcare and hospice services in the northeastern and mid-Atlantic regions. The transaction closed on November 5, 2012. The operating results of Celtic will be included in other businesses.

The Company divested its interested in Avenue100 Media Solutions in July 2012, which was previously reported in other businesses. Kaplan completed the sales of Kidum in August 2012, EduNeering in April 2012 and Kaplan Learning Technologies in February 2012, which were part of the Kaplan Ventures division. In October 2011, Kaplan completed the sale of Kaplan Compliance Solutions, which was part of the Kaplan Higher Education division. In July 2011, Kaplan completed the sale of Kaplan Virtual Education, which was part of Kaplan Ventures division.

Capital Expenditures

During the first nine months of 2012, the Company’s capital expenditures totaled $152.4 million. The Company estimates that its capital expenditures will be in the range of $225 million to $250 million in 2012.

Liquidity

The Company’s borrowings decreased by $108.7 million, to $456.5 million at September 30, 2012, as compared to borrowings of $565.2 million at December 31, 2011. At September 30, 2012, the Company has $305.7 million in cash and cash equivalents, compared to $381.1 million at December 31, 2011. The Company had money market investments of $160.2 million and $180.1 million that are classified as cash, cash equivalents and restricted cash in the Company’s condensed consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, respectively.

The Company’s total debt outstanding of $456.5 million at September 30, 2012 included $397.4 million of 7.25% unsecured notes due February 1, 2019, $51.9 million of AUD 50M borrowing and $7.3 million in other debt.

In June 2011, the Company entered into a credit agreement (the “Credit Agreement”) providing for a U.S. $450 million, AUD 50 million four year revolving credit facility (the “Facility”), with each of the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent (“JP Morgan”), and J.P. Morgan Australia Limited, as Australian Sub-Agent. The Facility replaced the Company’s previous revolving credit agreement. The Facility will expire on June 17, 2015, unless the Company and the banks agree to extend the term.

In November 2011, Standard & Poor’s lowered the Company’s long-term corporate debt rating from “A-” to “BBB+” and changed the outlook from Negative to Stable. Standard & Poor’s kept the short-term rating unchanged at “A-2.” In November 2011, Moody’s downgraded the Company’s senior unsecured rating from “A2” to “A3” and the commercial paper rating from “Prime-1” to “Prime-2.” The outlook was changed from Rating Under Review to Negative. In May 2012, Standard & Poor’s affirmed the Company’s credit ratings, but revised the outlook from Stable to Negative. In August 2012, Standard & Poor’s placed the Company’s long and short-term credit ratings on Credit Watch with negative implications. In September 2012, Standard & Poor’s lowered the Company’s long-term and short-term corporate debt rating from “BBB+” to “BBB” and from “A2” to “A3,” respectively. S&P removed the Company from Credit Watch, but left the outlook at Negative. In July 2012, Moody’s changed the outlook of the Company’s long-term debt rating from Negative to Rating Under Review. In August 2012, Moody’s downgraded the Company’s senior unsecured rating from “A3” to “Baa1” and changed the outlook to Negative. The Company’s current credit ratings are as follows:

Standard
	Moody’s	& Poor’s
Long-term	Baa1	BBB
Short-term	Prime-2	A-3

During the third quarter of 2012 and 2011, the Company had average borrowings outstanding of approximately $456.3 million and $417.6 million, respectively, at average annual interest rates of approximately 7.0% and 7.2%. During the third quarter of 2012 and 2011, the Company incurred net interest expense of $8.1 million and $7.7 million, respectively.

During the nine months ended September 30, 2012 and October 2, 2011, the Company had average borrowings outstanding of approximately $467.3 million and $406.9 million, respectively, at average annual interest rates of approximately 7.0% and 7.2%. During the nine months ended September 30, 2012 and October 2, 2011, the Company incurred net interest expense of $24.4 million and $21.6 million, respectively.

At September 30, 2012 and December 31, 2011, the Company had working capital of $373.1 million and $250.1 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and to a lesser extent borrowings supported by our Credit Agreement. In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2012.

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

Item 4.        Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President-Finance, in a manner that allows timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item  2.       Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended September 30, 2012, the Company purchased shares of its Class B Common Stock as set forth in the following table:

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares That May
	of Shares	Paid per	as Part of Publicly	Yet Be Purchased
Period	Purchased	Share	Announced Plan*	Under the Plan*
Jul. 1 - Jul. 31, 2012	―	$ ―	―	275,192
Aug. 1 - Aug. 31, 2012	44,986	347.66	44,986	230,206
Sep. 1 - Sep. 30, 2012	21,282	349.10	21,282	208,924
	66,268	$348.12	66,268

*   On September 8, 2011, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 750,000 shares of its Class B Common Stock. There is no expiration date for that authorization. All purchases made during the quarter ended September 30, 2012 were open market transactions.

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

* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and October 2, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and October 2, 2011, (iii) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and October 2, 2011, and (v) Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY
(Registrant)

Date: November 6, 2012	/s/ Donald E. Graham
Donald E. Graham, Chairman & Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2012	/s/ Hal S. Jones
Hal S. Jones, Senior Vice President-Finance (Principal Financial Officer)