Form 10-K
period 2012-12-31
WASHINGTON POST CO
filed 2013-02-28
CIK 104889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Aggregate market value of the registrant's common equity held by non-affiliates on June 29, 2012, based on the closing price for the Company's Class B Common Stock on the New York Stock Exchange on such date: approximately $2,300,000,000.

Shares of common stock outstanding at February 22, 2013:

Class A Common Stock – 1,219,383 shares

Class B Common Stock – 6,204,349 shares

Documents partially incorporated by reference:

Definitive Proxy Statement for the registrant's 2013 Annual Meeting of Stockholders

(incorporated in Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof).

THE WASHINGTON POST COMPANY 2012 FORM 10-K

Item 1.	Business	1
	Education	1
	Cable Television Operations	14
	Newspaper Publishing	21
	Television Broadcasting	25
	Other Activities	29
	Production and Raw Materials	30
	Competition	30
	Executive Officers	31
	Employees	32
	Forward-Looking Statements	33
	Available Information	33
Item 1A.	Risk Factors	33
Item 1B.	Unresolved Staff Comments	42
Item 2.	Properties	42
Item 3.	Legal Proceedings	43
Item 4.	Mine Safety Disclosures	45
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	45
Item 6.	Selected Financial Data	47
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	48
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 8.	Financial Statements and Supplementary Data	48
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	48
Item 9A.	Controls and Procedures	49
Item 9B.	Other Information	49
Item 10.	Directors, Executive Officers and Corporate Governance	49
Item 11.	Executive Compensation	50
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	50
Item 13.	Certain Relationships and Related Transactions and Director Independence	50
Item 14.	Principal Accounting Fees and Services	50
Item 15.	Exhibits, Financial Statement Schedules	50
SIGNATURES		51
INDEX TO FINANCIAL INFORMATION		52
Management’s Discussion and Analysis of Results of Operations and Financial Condition (Unaudited)		53
Financial Statements:
Management’s Report on Internal Control Over Financial Reporting		73
Report of Independent Registered Public Accounting Firm		74
Consolidated Statements of Operations for the Three Fiscal Years Ended December 31, 2012		75
Consolidated Statements of Comprehensive Income for the Three Fiscal Years Ended December 31, 2012		76
Consolidated Balance Sheets at December 31, 2012 and 2011		77
Consolidated Statements of Cash Flows for the Three Fiscal Years Ended December 31, 2012		78
Consolidated Statements of Changes in Common Stockholders’ Equity for the Three Fiscal Years Ended December 31, 2012		79
Notes to Consolidated Financial Statements		80
Five-Year Summary of Selected Historical Financial Data (Unaudited)		120
INDEX TO EXHIBITS		121

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

The Company’s operations in geographic areas outside the U.S. consist primarily of Kaplan’s non-U.S. operations. During the fiscal years 2012, 2011 and 2010, these operations accounted for approximately 16%, 14% and 11%, respectively, of the Company’s consolidated revenues, and the identifiable assets attributable to non-U.S. operations represented approximately 13% and 14% of the Company’s consolidated assets at December 31, 2012, and December 31, 2011, respectively.

Education

Kaplan, Inc., a subsidiary of the Company, provides an extensive range of education and related services worldwide for students and professionals. Kaplan conducts its operations through three segments: Kaplan Higher Education, Kaplan Test Preparation and Kaplan International. A fourth operating segment, Kaplan Ventures, was reclassified as discontinued operations following the sale of its last remaining operating business in August 2012. As a result, Kaplan’s operating results exclude the results of any former Kaplan Ventures business. In addition, the results of the Kaplan Corporate segment include the activities of Kaplan VC, LLC, which serves as Kaplan’s venture capital arm, identifying and investing in high-growth potential education technology companies.

The following table presents revenues for the three years ended December 31, 2012, 2011 and 2010 for each of Kaplan’s segments:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Kaplan Higher Education	$1,149.4	$1,399.6	$1,905.0
Kaplan Test Preparation	284.3	303.1	314.9
Kaplan International	764.2	704.6	587.8
Kaplan Corporate and Intersegment Eliminations	(1.4)	(2.8)	(2.9)
Total Kaplan Revenue	$2,196.5	$2,404.5	$2,804.8

Kaplan Higher Education

Kaplan Higher Education (KHE) provides a wide array of certificate, diploma and degree programs—on campus and online—designed to meet the needs of students seeking to advance their education and career goals.

In 2012, Kaplan’s U.S.-based KHE division included the following businesses: Kaplan University and KHE Campuses. Each of these businesses is described briefly below.

Kaplan University.  Kaplan University specializes in online education, is accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools and holds other programmatic accreditations. Most of Kaplan University’s programs are offered online, while some are offered in a traditional classroom format at 12 campuses in Iowa, Maine, Maryland and Nebraska, and four Kaplan University Learning Centers in four additional states. Kaplan University also includes Concord Law School, a fully online law school. At year-end 2012, Kaplan University had approximately 38,800 students enrolled in online programs and approximately 5,600 students enrolled in its classroom-based programs.

Also residing within Kaplan University is the School of Professional and Continuing Education (PACE). PACE offers a wide range of education solutions to assist professionals in advancing their careers by obtaining professional licenses, designations and certifications. This includes solutions for insurance, securities, real estate, mortgage and appraisal licensing exams and for advanced designations, such as CFA® and CPA exams. PACE serves more than 2,900 business-to-business clients, including more than 70 Fortune 500 companies. In 2012, approximately 510,000 students used PACE's exam preparation offerings.

KHE Campuses.  At the end of 2012, the KHE Campuses business consisted of 59 schools in 17 states that were providing classroom-based instruction to approximately 21,100 students, which did not include the approximately 5,600 students enrolled at Kaplan University’s on-ground campuses. Each of these schools is accredited by one of several regional or national accrediting agencies recognized by the U.S. Department of Education (DOE).

On September 27, 2012, KHE finalized a plan to consolidate its market presence at certain of its fixed-facility campuses. Under the plan, KHE has ceased new enrollments at nine ground campuses as it considers alternatives for those locations, and will consolidate operations of four other campuses into existing, nearby locations. KHE will continue to teach courses in progress at these campuses until their completion. Revenues at these campuses represent approximately 4% of KHE’s total revenues and 2% of Kaplan, Inc.’s total revenues for 2012.

Program Offerings and Enrollment

Kaplan University and KHE Campuses offer degree and certificate programs in a variety of subject areas. Among them are the following:

Certificate	Associate’s	Bachelor’s	Master’s
• Criminal Justice • Health Sciences • Information Systems and Technology • Nursing

•    Arts and Sciences

•    Business Management

•    Criminal Justice

•    Fire Safety and Emergency Management

•    Health Sciences

•    Information Systems and Technology

•    Legal and Paralegal Studies

•    Nursing

•    Political Science and Public

     and Environmental Policy

•    Arts and Sciences

•    Business Management

•    Criminal Justice

•    Fire Safety and Emergency Management

•    Health Sciences

•    Information Systems

     and Technology

•    Legal and Paralegal Studies

•    Nursing

•    Political Science and Public

     and Environmental Policy

•    Arts and Sciences

•    Business Management

•    Criminal Justice

•    Health Sciences

•    Higher Education Studies

•    Information Systems and Technology

•    Legal and Paralegal Studies

•    Nursing

•    Teacher Education

Kaplan University’s and KHE Campuses’ combined enrollment totaled by degree and certificate programs at December 31, 2012, 2011 and 2010 were as follows:

	At December 31,
	2012	2011	2010
Certificate	23.2%	23.6%	23.6%
Associate's	29.1%	30.3%	33.8%
Bachelor's	33.8%	34.6%	35.1%
Master's	13.9%	11.5%	7.5%
Total	100.0%	100.0%	100.0%

Financial Aid Programs and Regulatory Environment

Funds provided under the U.S. Federal student financial aid programs that have been created under Title IV of the U.S. Federal Higher Education Act of 1965, as amended (Higher Education Act), historically have been responsible for a majority of the KHE revenues. During 2012, funds received under Title IV programs accounted for approximately $882 million, or approximately 77%, of total KHE revenues, and 40% of Kaplan, Inc. revenues. The Company estimates that funds received from students borrowing under third-party private loan programs comprised approximately 1% of its KHE revenues. Beginning in 2008 and continuing through 2012, as the private loan market deteriorated, KHE provided loans directly to some Kaplan students under its third-party institutional loan program. Lending under Kaplan’s institutional loan program totaled approximately 4% of its KHE revenues in 2012. Direct student payments, funds received under various state and agency grant programs and corporate reimbursement under tuition assistance programs accounted for most of the remaining 2012 KHE revenues. The significant role of Title IV funding in the operations of KHE is expected to continue.

The U.S. Federal student financial aid programs created under Title IV of the Higher Education Act (Title IV programs) encompass various forms of student loans and non-repayable grants. In some cases, the U.S. Federal government subsidizes part of the interest expense of Title IV loans. Subsidized loans and grants are only available to students who can demonstrate financial need. During 2012, about 70% of the approximate $882 million of Title IV funds received by KHE came from student loans, and approximately 30% of such funds came from grants.

Title IV Eligibility and Compliance With Title IV Program Requirements. To maintain eligibility to participate in Title IV programs, a school must comply with extensive statutory and regulatory requirements relating to its financial aid management, educational programs, financial strength, administrative capability, compensation practices, facilities, recruiting practices and various other matters. In addition, the school must be licensed, or otherwise legally authorized, to offer postsecondary educational programs by the appropriate governmental body in the state or states in which it is physically located or is otherwise subject to state authorization requirements, be accredited by an accrediting agency recognized by the DOE and be certified to participate in the Title IV programs by the DOE. Schools are required periodically to apply for renewal of their authorization, accreditation or certification with the applicable state governmental bodies, accrediting agencies and the DOE. In accordance with DOE regulations, some KHE schools operate individually or are combined into groups of two or more schools for the purpose of determining compliance with certain Title IV requirements, and each school or school group is assigned its own identification number, known as an OPEID number. As a result, the schools in KHE have a total of 30 OPEID numbers. No assurance can be given that the Kaplan schools, or individual programs within schools, will maintain their Title IV eligibility, accreditation and state authorization in the future or that the DOE might not successfully assert that one or more of such schools have previously failed to comply with Title IV requirements.

The DOE may place a school on provisional certification status under certain circumstances, including, but not limited to, failure to satisfy certain standards of financial responsibility or administrative capability or upon a change in ownership resulting in a change of control. Provisional certification status carries fewer due process protections than full certification. As a result, the DOE may withdraw an institution’s provisional certification more easily than if it is fully certified. In addition, the DOE may subject an institution on provisional certification status to greater scrutiny in some instances, for example, when it applies for approval to add a new location or program or makes another substantive change. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution. As of December 31, 2012, one KHE OPEID, which had 482 students, is provisionally certified.

In addition, if the DOE finds that a school has failed to comply with Title IV requirements or improperly disbursed or retained Title IV program funds, it may take one or more of a number of actions, including fining the school, requiring the school to repay Title IV program funds, limiting or terminating the school’s eligibility to participate in Title IV programs, initiating an emergency action to suspend the school’s participation in the Title IV programs without prior notice or opportunity for a hearing, transferring the school to a method of Title IV payment that would adversely affect the timing of the institution’s receipt of Title IV funds, requiring the submission of a letter of credit, denying or refusing to consider the school’s application for renewal of its certification to participate in the Title IV programs or for approval to add a new campus or educational program, and referring the matter for possible civil or criminal investigation. There can be no assurance that the DOE will not take any of these or other actions in the future, whether as a result of a lawsuit, program review or otherwise. This list is not exhaustive. There may be other actions the DOE may take and other legal theories under which a school could be sued as a result of alleged irregularities in the administration of student financial aid. See Item 1A. Risk Factors, including Failure to Comply With Statutory and Regulatory Requirements Could Result in Loss of Access to U.S. Federal Student Loans and Grants Under Title IV, a Requirement to Pay Fines or Monetary Liabilities or Other Sanctions.

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

The enactment in August 2008 of the U.S. Federal Higher Education Opportunity Act (HEOA), which reauthorized the Higher Education Act, changed the methodology that will be used to calculate cohort default rates. Under the revised law, the period of time for which student defaults are tracked and included in the cohort default rate calculation is extended by one year, which is expected to increase the cohort default rates for most institutions. The change to the calculation period became effective with the calculation of institutions’ official three-year cohort default rates for the U.S. Federal fiscal year ending September 30, 2009; those rates were issued by the DOE in 2012. The DOE will not impose sanctions based on rates calculated under this new methodology until rates for three consecutive years have been calculated, which is expected to occur in 2014. Until that time, the DOE will continue to calculate rates under the old method and impose sanctions based on those rates. The revised law also increases the threshold for ending an institution’s participation in certain Title IV programs from 25% to 30% for three consecutive years, effective for three-year cohort default rates issued beginning in fiscal year 2012. The revised law changes the threshold for placement on provisional certification to 30% for two of the three most recent fiscal years for which the DOE has published official three-year cohort default rates. For the Federal fiscal year ending September 30, 2009, five KHE Campuses OPEIDs, representing 2.6% of KHE’s 2012 revenue, had three-year rates over 30%, and no KHE OPEID had a three-year rate over 40%.

The two-year cohort default rates for Kaplan University for the U.S. Federal fiscal year periods 2010 and 2009 were 16.8% and 17.3%, respectively. The two-year cohort default rates for the remaining KHE reporting units for those U.S. Federal fiscal year periods ranged from 7.5% to 25.3% for 2010 and 9.8% to 23.9% for 2009. One campus (Pittsburgh) has a two-year rate of 25.3% for 2010. This is the first year that a campus has exceeded the 25% threshold, and we have not received any communication to date that would suggest that the DOE will take any action with respect to the Pittsburgh campus based on its default rate. For 2010, the combined default rate for all KHE reporting units as a whole was 16.5%

Kaplan believes that student loan default rates tend to correlate directly to a student’s family income level, such that lower income students will have higher default rates. KHE’s student population generally tends to come from lower income groups than those of other providers of higher education, including other for-profit providers. In addition, because KHE receives a significantly lower level of U.S. taxpayer-funded grants and subsidies than community colleges, state schools and not-for-profit schools, KHE’s schools are more dependent on tuition, and its students are more dependent on loans.

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

In the fourth quarter of 2010, most programs at Kaplan University and KHE Campuses implemented the Kaplan Commitment. Under this program, students may enroll in classes for several weeks and assess whether their educational experience meets their needs and expectations before incurring any significant financial obligation. Kaplan also conducts assessments to help determine whether students are likely to be successful in their chosen course of study. Students who choose to withdraw from the program during this time frame (risk-free period) and students who do not pass the assessment do not have to pay for the coursework. Kaplan believes that the Kaplan Commitment will help ensure that its student body is more committed, better academically prepared and more likely to complete their programs. In Kaplan’s experience, students who withdraw prior to program completion demonstrate a higher loan default rate than those who continue through to graduation. Kaplan is hopeful that the Kaplan Commitment will also improve cohort default rates as students who might have withdrawn previously with debt will now leave a program under the Kaplan Commitment. Although Kaplan has taken the above steps and dedicated resources to mitigate the increased risk of student loan defaults by its students, there is no guarantee that such efforts will be successful in reducing cohort default rates. Kaplan believes that the Kaplan Commitment program is unique and reflects Kaplan’s commitment to student success.

Rulemaking Initiatives.  On July 1, 2011, DOE regulations went into effect that were designed to address various program integrity topics. The topics covered in the regulations include, but are not limited to, the following:

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

•     Satisfactory academic progress;

•     Retaking coursework;

•     Return of Title IV funds; and

•     Disbursements of Title IV funds.

The implementation of the final regulations has required KHE to change its practices to comply with these requirements, which has resulted in increased administrative costs and has also increased the risk of incorrect application of U.S. Federal financial aid.

Gainful Employment.   In June 2011, the DOE issued final regulations that tie an education program’s Title IV eligibility to whether the program leads to gainful employment. On June 30, 2012, the United States District Court for the District of Columbia overturned most of the final regulations on gainful employment. The DOE is reviewing the details of the Court’s decision in consultation with the Department of Justice and evaluating their plans, which may include an appeal. As a result, the ultimate outcome of gainful employment regulations and their impact on Kaplan’s operations is uncertain.

The regulations as originally issued defined an education program that leads to gainful employment as one that complies with the following gainful employment metrics as calculated under the complex formulas prescribed in the regulations:  (1) the average annual loan payment for program graduates is 12% or less of annual earnings; (2) the average annual loan payment for program graduates is 30% or less of discretionary income, generally defined as annual earnings above 150% of the U.S. Federal poverty level; and (3) the U.S. Federal loan repayment rate must be at least 35% for loans owed by students for attendance in the program regardless of whether they graduated.

Under the regulations as proposed, programs would have been subject to various consequences for failure to satisfy gainful employment metrics. If a program failed all three of the gainful employment metrics in a single U.S. Federal fiscal year, the DOE would have required the institution, among other things, to disclose to current and prospective students the amount by which the program underperformed the metrics and the institution’s plan for program improvement and to establish a three-day waiting period before students can enroll. If a program failed to achieve the metrics twice within three years, the DOE would have required the institution, among other things, to disclose to current and prospective students that they should expect to have difficulty repaying their student loans; that the program is at risk of losing eligibility to receive U.S. Federal financial aid; and that transfer options exist, including providing resources to students to research other education options and compare program costs. If a program failed three times within a four-year period, the DOE would have terminated the program’s eligibility for U.S. Federal student aid, and the institution would not have been able to reestablish the program’s eligibility for at least three years, although the program could have continued to operate without student aid. The final rule was scheduled to go into effect on July 1, 2012. However, the first final debt measures would not have been released until 2013, and a program could not have lost eligibility until 2015.

Based on current information, Kaplan does not believe that the regulations as originally issued would have adversely impacted most of Kaplan’s current programs. However, some of the data needed to compute program eligibility under this regulation, including graduate incomes, are not readily accessible to the institutions, but are compiled by the DOE. In addition, the continuing eligibility of programs for Title IV funding may be affected by factors beyond Kaplan’s control, such as changes in the actual or deemed income level of its graduates, changes in student borrowing levels, increases in interest rates, changes in the U.S. Federal poverty income level relevant for calculating the discretionary income test, changes in the percentage of former students who are current in repayment of their student loans and other factors.

Incentive Compensation.   Under the incentive compensation rule, an institution participating in Title IV programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV funds. Effective July 1, 2011, the DOE enacted changes to the incentive compensation rule that reduced the scope of permissible payments under the rule and expanded the scope of payments and employees subject to the rule. Prior to the effective date of the rules, the DOE issued a “Dear Colleague Letter,” providing guidance on these rules. Kaplan has taken steps to fully comply with these rules and the guidance. Among the actions taken, Kaplan has revised its compensation plans for admissions personnel and eliminated enrollment results as a component in the determination of compensation. Kaplan believes that this change in its approach to recruiting has adversely impacted, and will continue to adversely impact, its enrollment rates, operating costs, business and results of operation. Kaplan cannot predict how the DOE will interpret and enforce all aspects of the revised incentive compensation rule in the future.

The 90/10 Rule.  Under regulations referred to as the 90/10 rule, a KHE school would lose its eligibility to participate in Title IV programs for a period of at least two fiscal years if the institution derives more than 90% of its receipts from Title IV programs, as calculated on a cash basis in accordance with the Higher Education Act and applicable DOE regulations, in each of two consecutive fiscal years, commencing with the institution’s first fiscal year that ends after August 14, 2008. An institution with Title IV receipts exceeding 90% for a single fiscal year ending after August 14, 2008, will be placed on provisional certification and may be subject to other enforcement measures. The 90/10 rule calculations are performed for each OPEID unit. The largest OPEID reporting unit in KHE in terms of revenue is Kaplan University, which accounted for approximately 65% of the Title IV funds received by the division in 2012. In 2012, Kaplan University derived less than 80% of its receipts from the Title IV programs, and other OPEID units derived between 71% and 88% of their receipts from Title IV programs. For 2012, a portion of the non-Title IV receipts resulted from the Kaplan Value Loan program, which has been discontinued. In 2011, Kaplan University derived less than 82% of its receipts from Title IV programs, and other OPEID units derived between 71% and 88% of their receipts from Title IV programs.

A majority of KHE students are enrolled in certificate and associate’s degree programs. Revenue from certificate and associate’s degree programs is composed of a higher percentage of Title IV funds than is the case for revenue from its bachelor’s and other degree programs. KHE is taking various measures to reduce the percentage of its receipts attributable to Title IV funds, including modifying student payment options; emphasizing direct-pay and employer-paid education programs; encouraging students to carefully evaluate the amount of their Title IV borrowing; eliminating some programs; cash-matching; and developing and offering additional non-Title IV-eligible certificate preparation, professional development and continuing education programs. Some of the other programs may currently be offered by other Kaplan businesses. Absent the adoption of the changes mentioned above, and if current trends continue, management estimates that in 2013, 20 of the KHE Campuses’ OPEID units, representing approximately 21% of KHE’s 2012 revenues, could have a 90/10 ratio over 90%. As noted above, Kaplan is taking steps to address compliance with the 90/10 rule; however, there can be no guarantee that these measures will be adequate to prevent the 90/10 rule calculations at some or all of the schools from exceeding 90% in the future.

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

Standards of Financial Responsibility.  An institution participating in Title IV programs must maintain a certain level of financial responsibility as determined under the Higher Education Act and under DOE regulations. The DOE measures an institution’s financial responsibility by compiling a composite score ranging from 0 to 3.0 pursuant to a formula that incorporates various financial data from annual financial statements submitted to the DOE. If an institution fails to achieve a composite score of 1.5 or fails to comply with other financial responsibility standards, then the DOE may place conditions on the institution’s participation in the Title IV programs and may require the institution to submit to the DOE a letter of credit in an amount of at least 10% to 50% of the institution’s annual Title IV participation for its most recent fiscal year. For the 2011 fiscal year, Kaplan expects KHE to have a composite score of 2.25, based on its own assessment using DOE methodology. However, the DOE will make its determination once it receives and reviews Kaplan’s audited financial statements for the 2012 fiscal year.

Administrative Capability.  The Higher Education Act, as reauthorized, directs the DOE to assess the administrative capability of each institution to participate in Title IV programs. The failure of an institution to satisfy any of the criteria used to assess administrative capability may cause the DOE to determine that the institution lacks administrative capability, and, therefore, the DOE may subject the institution to additional scrutiny, deny eligibility for Title IV programs or impose other sanctions. To meet the administrative capability standards, an institution must, among other things, fulfill the following:

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

•     Submit in a timely way all required reports and financial statements; and

•     Not otherwise appear to lack administrative capability.

Although Kaplan endeavors to comply with the administrative capability requirements, Kaplan cannot guarantee that it will continue to comply with the administrative capability requirements or that its interpretation or application of the relevant rules will be upheld by the DOE or other agencies, or upon judicial review.

State Authorization.  Kaplan’s institutions are subject to state-level regulation and oversight by state licensing agencies, whose approval is necessary to allow an institution to operate and grant degrees or diplomas in the state. State laws may establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and responsibility and other operational matters. Institutions that participate in Title IV programs must be legally authorized to operate in the state in which the institution is physically located or is otherwise subject to state authorization requirements.

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

DOE regulations became effective on July 1, 2011, and expanded the requirements for an institution to be considered legally authorized in the state in which it is physically located for Title IV purposes. In some cases, the regulations require states to revise their current requirements and/or to license schools in order for institutions to be deemed legally authorized in those states and, in turn, to participate in the Title IV programs. If the states do not amend their requirements in compliance with these regulations or if KHE institutions do not receive state approvals where necessary, then the institutions could be deemed to lack the state authorization necessary to participate in the Title IV programs. Due to an exemption, Kaplan University’s home state of Iowa does not require Kaplan University to be registered in Iowa. However, to comply with the law, Kaplan University was granted affirmative registration in Iowa. All of Kaplan University’s and KHEC’s campuses meet the requirements to be considered legally authorized to provide the programs they offer in the states in which the campuses are located.

In addition, the DOE regulations that took effect on July 1, 2011, also required institutions offering postsecondary education to students through distance education in a state in which the institution is not physically located, or in which it is otherwise subject to state jurisdiction as determined by the state, to meet any applicable state requirements for it to be legally offering postsecondary distance education in that state. The regulations require an institution to document upon request by the DOE that it has the applicable state approval. In June 2012, the U.S. Court of Appeals for the District of Columbia vacated the regulations with respect to distance education. The Court affirmed an order of a Federal District Court vacating the regulation requiring an institution to meet state requirements in a state in which it has distance education students, but in which it is not physically located or otherwise subject to state jurisdiction. The ruling is currently on appeal. The DOE issued a “Dear Colleague Letter,” acknowledging the court’s decision and stating that the DOE would not enforce the requirements of the regulation and commenting that institutions continue to be responsible for complying with all state laws as they relate to distance education. Regardless, Kaplan University is authorized to offer online instruction or is exempt from authorization in 42 states plus the District of Columbia. If the Court of Appeals ruling is overturned on appeal, if the rules are otherwise reinstated or if the DOE issues new state authorization rules governing distance education, Kaplan may need to seek additional or revised state authorizations in the future. If Kaplan is unable to obtain the required approvals for distance-education programs, then Kaplan students residing in the state for which approval was not obtained may be unable to receive Title IV funds, which could have a material adverse effect on Kaplan’s business and operations.

Kaplan’s schools are subject to reviews and enforcement activities by state agencies. On September 9, 2011, the Texas Workforce Commission (TWC) rescinded a prior notice that ten programs at nine KHE Texas campuses had been placed on “conditional approval” status because of below standard placement rates in 2010. On January 23, 2012, new regulations became effective allowing the TWC to impose penalties on programs that fail to meet defined placement thresholds, including, but not limited to, limiting the use of funds from Texas Workforce Development Boards after two consecutive years of noncompliance and revoking program approvals after three consecutive years of noncompliance.

Congressional Reauthorization of Title IV Programs.  All of the Title IV financial aid programs are subject to periodic legislative review and reauthorization. In addition, while Congress historically has not limited the amount of funding available for the various Title IV student loan programs, the availability of funding for the Title IV programs that provide for the payment of grants is primarily contingent upon the outcome of the annual U.S. Federal appropriations process. Congress also can make changes in the laws affecting Title IV programs in those annual appropriations bills and in other laws it enacts between Higher Education Act reauthorizations. In 2008, the Higher Education Act was reauthorized through September 2014. It is anticipated that the next reauthorization of the Higher Education Act by Congress may commence during the year 2013, but it is not known when Congress will make changes to that statute or to other laws affecting U.S. Federal student aid.

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

U.S. Senate Committee Review.  In the summer of 2010, the Chairman of the Health, Education, Labor and Pension Committee (the HELP Committee) of the U.S. Senate commenced an industry-wide review of for-profit higher education institutions. The institutions owned and operated by KHE were included in the scope of this industry-wide review. In July 2012, the Chairman of the HELP Committee issued a final report to conclude the review. The final report included observations and recommendations for federal policy, but did not include or endorse any specific proposed legislation or regulations. The ultimate outcome of the review and any implications to the operation of KHE’s institutions are presently unknown.

Other committees of Congress have also held hearings into, among other things, the standards and procedures of accrediting agencies, credit hours and program length and the portion of U.S. Federal student financial aid going to for-profit institutions, and enrollment of active-duty military personnel and veterans. A number of legislators have variously requested the U.S. Government Accountability Office to review and make recommendations regarding, among other things, student recruitment practices; educational quality; student outcomes; the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs; and the percentage of proprietary institutions’ revenue coming from Title IV and other U.S. Federal funding sources. This increased activity may result in legislation, further rulemaking affecting participation in Title IV programs and other governmental actions. In addition, concerns generated by congressional or other activity or media reports may adversely affect enrollment in for-profit educational institutions.

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

In September 2008, the DOE began a program review at KHE’s CHI-Broomall, PA, campus. The DOE has delayed issuing a final report on this review, pending the completion of a separate inquiry regarding the program from the U.S. Attorney’s Office for the Eastern District of Pennsylvania. In July 2011, Kaplan resolved the inquiry with the U.S. Attorney’s office and expects to receive a final report on this review soon. No assurance can be given that the DOE’s final report will not have a significant adverse effect on Kaplan’s ability to continue to operate this school. See further discussion in Item 3. Legal Proceedings.

The DOE also began a program review in October 2007 at KHE’s Pittsburgh, PA, location. Kaplan has responded to all requests for information and is cooperating fully in this review. The DOE has not yet issued a final report on this review. No assurance can be given that the DOE’s final report will not have a significant adverse effect on Kaplan’s ability to continue to operate this school.

In September 2009, the DOE began a program review of Kaplan University at its offices in Fort Lauderdale, FL. In May 2012, the DOE issued a preliminary report containing several findings that require Kaplan University to conduct additional, dated file reviews and submit additional data.  In January 2013, Kaplan submitted a response to the DOE’s data request and is awaiting a final report on this review. No assurance can be given that the DOE’s final report will not have a significant adverse effect on Kaplan’s ability to continue to operate this school. In addition, in August 2012, the DOE notified Kaplan University that it was conducting an offsite program review focused solely on Title IV verification processes, and the DOE began this review in September 2012. In November 2012, the DOE issued a Program Review Report containing one finding and requesting that Kaplan University update its verification policy and report on certain students whose verifications were not properly coded. In January 2013, Kaplan submitted a response to the DOE confirming that it had taken the actions requested in the DOE’s November report. The DOE issued a final report in February 2013 indicating that no further action is required for the offsite program review.

In May 2012, the DOE conducted a program review of the Nashville, TN, campus. The DOE issued a final report on May 16, 2012, indicating no findings.

In January 2013, the DOE notified the Franklin Mills, PA, campus that it would conduct a program review.  Kaplan has no knowledge at this time of any findings of non-compliance that may or may not occur.

In February 2013, the DOE notified Kaplan’s Hesser campus in New Hampshire that it would conduct a program review beginning March 4, 2013. Kaplan has no knowledge at this time of any findings that may or may not occur.

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

In June 2012, the Accrediting Commission of Career Schools and Colleges (ACCSC), a KHE accreditor, issued a notice to three campuses (Baltimore, Dayton and Indianapolis Northwest), to “show cause” as to why their accreditation should not be withdrawn for failure to meet certain student achievement threshold requirements. These campuses represent approximately 2% of KHE’s year-to-date revenue for 2012. Each of these campuses failed to meet student placement thresholds or student graduation rate thresholds or both in some programs or aggregated over all programs. The Baltimore and Dayton campuses responded in September 2012, providing their plans to improve these rates and demonstrate compliance with the ACCSC standards. The Indianapolis Northwest campus responded in October 2012, indicating that this campus will be closing and consolidating into an existing campus, also in Indianapolis. In December 2012, the ACCSC Commission voted to continue the Baltimore and Dayton campuses on “show cause” status. ACCSC also directed the Dayton campus to cease enrollments in the Medical Assistant program and directed the Baltimore campus to cease enrollments in the HVAC program until the campuses can show that they meet the graduation and placement benchmarks for those programs. KHE believes that it was able to meet these benchmarks at these campuses in their 2012 reporting to ACCSC. However, KHE cannot be certain that its remedial measures will satisfy all of ACCSC’s concerns. In the event that ACCSC determines that some or all of these campuses may lose accreditation, a loss of accreditation would mean that the school would no longer be eligible to participate in Title IV programs, could lose its authorization to operate in the state, and may also lose programmatic accreditation necessary for students to obtain licensure and/or employment in specific professions.

In March 2011, Kaplan University’s institutional accreditor, the Higher Learning Commission of the North Central Association of Colleges and Schools (HLC), sent a request to Kaplan University asking for documents and a report detailing Kaplan University’s admissions practices and describing Kaplan University’s compliance with HLC Core Components and policies. Kaplan University complied with this request on April 29, 2011. Kaplan University provided additional information to the HLC in response to a follow-up request received on January 19, 2012. There is no date for a formal response or determination from HLC.

In an effort to streamline campus accreditation requirements and overall campus management, KHEC has begun the process of changing the accreditor of many of its nationally accredited campuses to bring most of them under one national accreditor. At this time, KHEC cannot predict when this process will be completed or when or if the DOE will approve the change. Institutional accreditation is necessary for schools to maintain the ability for their students to be eligible for Title IV loans. The project will require the approvals of the DOE and certain accrediting bodies and state authorizing agencies.

Programmatic accreditation is the process through which specific programs are reviewed and approved by industry- and program-specific accrediting entities. Although programmatic accreditation is not generally necessary for Title IV eligibility, such accreditation may be required to allow students to sit for certain licensure exams or to work in a particular profession or career or to meet other requirements.

On January 26, 2012, Kaplan University received a notice from the Florida Board of Nursing regarding the Associate’s degree in nursing program at the Pembroke Pines facility. The letter required Kaplan University to appear at a hearing on February 1, 2012, to discuss the performance of program graduates on the national nursing certifying exam (NCLEX), which has fallen below the required standard. As a result of the hearing, the program was placed on probationary status until the exam pass-rate improves. In 2012, Kaplan University elected to discontinue this program. As a result, Kaplan is not accepting any new enrollments for this program, although courses in progress will be taught until their completion. Kaplan has informed the Florida Board of Nursing of this decision.

On December 21, 2011, Kaplan College’s North Hollywood, CA, campus received notification that the Joint Review Committee on Education in Radiologic Technology (JRCERT) withdrew the college’s accreditation for its radiologic technologist program. Kaplan College appealed this decision, and, as a result, in April 2012, the college’s accreditation for this program was reinstated. This program had 89 students as of December 31, 2012.

In November 2011, an internal investigation determined that certain students in the Dental Assistant program at Kaplan College’s Charlotte, NC, campus had not received clear guidance regarding the program’s accreditation and the employment prospects for graduates of the program. Because the Dental Assistant program is not programmatically accredited, students graduating from the program are considered by the regulatory agency in North Carolina to have “Dental Assistant I” status instead of a more advanced “Dental Assistant II” status. All students in the Charlotte Dental Assistant program were given full tuition refunds, and current students and graduates were offered stipends in exchange for signing settlement agreements. As of December 31, 2012, all affected students have signed settlement agreements. The school ceased enrollment in the program and withdrew its license to operate the program in North Carolina. No other programs at this campus were affected.

In August 2011, Kaplan College’s Modesto, CA, campus was ordered by the Accrediting Bureau of Health Education Schools (ABHES) to show cause why continued accreditation of its Medical Assisting program should not be denied due to low placement rates. Kaplan College Modesto responded, and ABHES agreed to continue the current grant of accreditation through December 31, 2012, to allow the campus additional time to continue to show compliance with ABHES standards. In December 2012, the school voluntarily withdrew ABHES accreditation and will continue to operate the program without that programmatic level accreditation. The school has informed its institutional accreditor, ACCSC, and all students of the decision.

Return of Title IV Funds.  DOE regulations require schools participating in Title IV programs to calculate correctly and return on a timely basis unearned Title IV funds disbursed to students who withdraw from a program of study prior to completion. These funds must be returned in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. Under DOE regulations, failure to make timely returns of Title IV program funds for 5% or more of students sampled in a school’s annual compliance audit could result in a requirement that the school post a letter of credit in an amount equal to 25% of its prior-year returns of Title IV program funds. Currently, none of KHE’s schools is required to post a letter of credit. If unearned funds are not properly calculated and returned in a timely manner, an institution is subject to monetary liabilities, fines or other sanctions.

Test Preparation

In 2012, Kaplan Test Preparation (KTP) included test preparation businesses in pre-college, graduate, health and bar review.  KTP also published test preparation and other books through its Kaplan Publishing business. Each of these businesses is discussed below.

Test Preparation.  KTP’s pre-college and graduate businesses prepare students for a broad range of college and graduate school admissions examinations, including the SAT, ACT, LSAT, GMAT, MCAT and GRE. KTP’s health business prepares students for medical and nursing licensure exams, including the USMLE and NCLEX. Kaplan Bar Review offers full-service bar review in 37 states and the District of Columbia, as well as review for the multistate portion of the bar exam nationwide.

KTP delivers courses at numerous locations throughout the U.S., Canada, Puerto Rico, Mexico, London and Paris.  These courses are taught at more than 70 KTP-branded locations and at numerous other locations such as hotels, schools and universities. KTP also offers courses online, which are delivered in a live online classroom and a self-study format. In addition, KTP licenses material for certain of its courses to third parties and a Kaplan affiliate, which, during 2012, delivered courses at 45 locations in 13 countries outside the U.S. KTP also offers programs and services, including college admissions examination preparation courses, directly to schools and school districts for students in kindergarten through 12th grade, and customized online programs for children from kindergarten through 8th grade and private tutoring in select markets.

During 2012, KTP enrolled more than 427,000 students in its courses, including more than 186,000 enrolled in online programs.

Publishing.  Kaplan Publishing, which is operated separately from Kaplan Professional Publishing, focuses on print test preparation resources sold through retail channels. At the end of 2012, Kaplan Publishing had more than 470 products available in print and digital formats, including more than 250 digital products.

Kaplan International

Kaplan International operates businesses in Europe and the Asia Pacific region. Each of these businesses is discussed below.

Europe.  In Europe, Kaplan operates the following businesses, which are all based in the U.K. and Ireland: Kaplan UK, Kaplan International Colleges (KIC) and a set of higher education institutions.

The Kaplan UK business in Europe is a provider of training, test preparation services and degrees for accounting and financial services professionals, including those studying for ACCA, CIMA and ICAEW qualifications. In addition, Kaplan UK provides legal and professional training, including the operation of a U.K. law school in collaboration with Nottingham Trent University’s Nottingham Law School. In 2012, Kaplan UK provided courses to approximately 66,000 students, of whom 49,000 were dedicated to accounting and financial services coursework. Kaplan UK is headquartered in London, England, and has 27 training centers located throughout the U.K.

The KIC business comprises a university pathways business and an English-language training business. The university pathways business offers academic preparation programs especially designed for international students who wish to study in English-speaking countries. KIC operates university pathways programs in collaboration with nine U.K. universities. At the end of 2012, KIC’s university pathways business was serving approximately 2,700 students. The English-language business (previously operated under the name “Kaplan Aspect”) provides English-language training, academic preparation programs and test preparation for English proficiency exams, principally for students wishing to study and travel in English-speaking countries. KIC operates a total of 41 English-language schools, with 19 located in the U.K., Ireland, Australia, New Zealand and Canada, and 22 located in the U.S., where they operate under the name Kaplan International Centers. During 2012, the English-language business served approximately 65,000 students.

Kaplan also operates three higher education institutions in Europe, located in the U.K. and Ireland. These institutions are Dublin Business School, Holborn College and Kaplan Open Learning. At the end of 2012, these institutions enrolled an aggregate of approximately 6,500 students.

Certain Kaplan UK businesses serve a significant number of international students; therefore, the ability to sponsor students from outside the European Economic Area (EEA) and Switzerland to come to the U.K. is critical to these businesses. Pursuant to regulations administered by the United Kingdom Border Agency (UKBA), KIC’s university pathways business, Holborn College and Kaplan Financial Limited are required to hold or operate Tier 4 sponsorship licenses to permit international students to come to the U.K. to study the courses they deliver. All of KIC’s English- language schools also have Tier 4 licenses to enable them to teach international students, although, generally, students studying the English language can choose to enter the U.K. on a student visitor visa as opposed to a Tier 4 visa.

Each Tier 4 license holder is also required to have Highly Trusted Sponsor (HTS) status and Educational Oversight accreditation. Without HTS status, effective April 2012, Kaplan’s schools would not be permitted to issue a Confirmation of Acceptance of Studies (CAS) to potential incoming international students, which is a prerequisite to a student obtaining a Tier 4 student visa. The revised immigration rules also require all private institutions to obtain Educational Oversight accreditation by the end of 2012. Educational Oversight requires a current and satisfactory full inspection, audit or review by the appropriate academic standards body. Failure to comply with these new rules has the potential to adversely impact the number of international students studying at Kaplan UK.

For Kaplan UK, both Kaplan Financial Limited and Holborn College Limited now have HTS status and Educational Oversight accreditation. A renewal of the underlying Tier 4 License for Kaplan Financial has been submitted and is undergoing review. A backlog at the UKBA means that it has expired without formal renewal, but Kaplan Financial has received assurances in writing that the license remains valid. The Holborn College underlying Tier 4 license is due for renewal in March 2013.

On December 15, 2011, the UKBA conducted a compliance review at Kaplan UK’s Borough High Street Centre in London, England. The review focused on Kaplan UK’s compliance with regulations regarding Tier 4 students, who are non-EEA adult students, seeking to study in the U.K. Kaplan UK fully cooperated with this inquiry, and on October 18, 2012, the UKBA revisited the site to ensure that the changes that Kaplan UK had stated were being implemented had taken place. The UKBA provided verbal communication that the agency was satisfied with the changes that had been made and with the information reviewed. The UKBA also confirmed that its compliance review was complete.

With respect to KIC in the U.K., all of its colleges have HTS and Educational Oversight. The two most recent embedded pathways colleges within the University of Brighton and the University of West of England are currently under the host university’s Tier 4 sponsor license and HTS status. KIC was the first multiple group to undergo and achieve educational oversight in April 2012. KIC has continued to maintain a favorable track record in their HTS renewals, maintaining high scores in the core measurable requirements. Twelve of the colleges completed their HTS renewals in summer 2012. Three other colleges will undergo their HTS renewals in February 2013. In addition, further renewal applications were made for the core Tier 4 licenses in January 2013 (these licenses are on a four-year cycle). In connection with these applications, six of the colleges had UKBA visits in the fourth quarter of 2012, and no compliance concerns were raised.

Recent changes to U.K. immigration rules have served to tighten the regulations around sponsoring students from outside the EEA and Switzerland. These changes include the introduction of a five-year rule that restricts to five years the time a sponsored student can spend studying at or above degree level in the U.K. The post-study work visa, which permitted postgraduate students to work in the U.K. without being sponsored, has also been closed to new applicants. In addition, sponsored students who do not attend an institution that qualifies as a Higher Educational Institution (HEI), which includes students attending Kaplan UK’s colleges, are no longer permitted to work part time while studying. Since the introduction of the new rules, sponsored students are also monitored in terms of their attendance and course progression, and failure to meet thresholds set by the UKBA obliges Kaplan UK to withdraw sponsorship and report the students to the UKBA. The introduction of revised immigration rules has, therefore, negatively impacted Kaplan UK’s enrollment rate in relation to students from outside the EEA and Switzerland.

No assurance can be given that each Kaplan business in the U.K. will be able to maintain its HTS status and Educational Oversight accreditation. Maintenance of each of these approvals requires compliance with several core metrics that may be difficult to attain. Loss of either HTS status or Educational Oversight accreditation would have a material adverse effect on Kaplan Europe’s operating results.

Asia Pacific.  In the Asia Pacific region, Kaplan operates businesses primarily in Singapore, Australia, Hong Kong and China.

In Singapore, Kaplan operates three business units, Higher Education, Financial and Professional, which serve more than 16,700 students from various countries throughout Asia.

Kaplan Singapore’s Higher Education business provides students with the opportunity to earn bachelor’s and postgraduate degrees in various fields on either a part-time or full-time basis. Kaplan Singapore’s students receive degrees from affiliated educational institutions in Australia, the U.K. and the U.S. In addition, this division offers pre-university and diploma programs.

Kaplan Singapore’s Financial business provides preparatory courses for professional qualifications in accountancy and finance, such as the Association of Chartered Certified Accountants (ACCA) and the Chartered Financial Analyst (CFA). Kaplan Singapore’s Professional business, which is an authorized Workforce Development Agency Continuing Education Training (CET) Centre, provides professionals with various skills training in order for them to re-join the workforce, shift to new careers, or catch up with changes that occur in the workplace.

In Australia, Kaplan delivers a broad range of financial services education and professional development courses. In 2012, this business provided courses to approximately 17,400 students through classroom programs and to more than 44,800 students through distance-learning programs. In 2012, Kaplan Australia underwent significant operational restructuring and now offers its programs through three business units: English Language and Pathways; Vocational Education; and Higher Education.

Kaplan Australia’s English Language and Pathways business includes KIC, which specializes in English-language instruction. KIC has opened new schools in Adelaide and Melbourne; it now operates out of seven locations in Australia and one location in New Zealand and teaches more than 7,000 students per year.   Also included in this division are Murdoch Institute of Technology and Bradford College, which continue to offer pathways education for students wishing to enter university, and collectively teach 670 students.

The Vocational Education business of Kaplan Australia includes Kaplan Professional Education (KPE), Carrick Education Group and Franklyn Scholar. KPE offers financial services education programs and continuing professional development courses primarily to a business-to-business market, including major banks and numerous industry sectors. Approximately 43,000 students are taught through KPE each year. Carrick has traditionally offered English-language programs, vocational training and higher education courses in Australia. Kaplan is currently evaluating various strategic alternatives with respect to the Carrick business lines. As of December 31, 2012, Carrick was providing services to approximately 1,300 students. Franklyn Scholar offers a wide range of custom-developed programs to business clients. More than 16,000 students are taught through Franklyn Scholar each year.

The higher education business of Kaplan Australia comprises Kaplan Online Higher Education (KOHE) and Kaplan Business School (KBS), which offer diploma, bachelor’s and master’s degree programs. KBS has recently opened a new school in Brisbane and now operates in four states in Australia teaching approximately 700 students each year. KOHE teaches approximately 1,800 students annually in postgraduate courses primarily in the financial services sector. KBS and KOHE have recently received accreditation to launch an MBA program early in 2013.

In Hong Kong, Kaplan offers a comprehensive array of programs, ranging from language education and standardized test preparation to corporate and financial training and higher education degree courses. During 2012, Kaplan’s Hong Kong business provided courses to more than 15,700 students.

In China, Kaplan provides foundation programs to Chinese students through partnerships with prestigious Chinese universities and high schools. Kaplan China offers foundation programs at 11 campuses and had more than 1,100 students enrolled at the end of 2012. Kaplan China also cooperates with several Chinese universities to provide ACCA training programs to the students.

Kaplan International also includes the Kaplan Global Solutions business unit, which continues to develop partnerships with colleges, universities and non-profit corporations and foundations. Kaplan Global Solutions, through its Colloquy business, enables its university partners to develop online educational programs by providing an array of research, marketing and design services. Through its Global Pathways programs, Kaplan Global Solutions enables its partner institutions in the Americas to enhance their brand globally and increase international student enrollments by designing and marketing custom programs aimed at student success.

Each of Kaplan’s international businesses is subject to unique and often complex regulatory environments in the countries in which they operate. The degree of consistency in the application and interpretation of such regulations can vary significantly in certain jurisdictions, which can make compliance challenging. No assurance can be given that Kaplan will be able to comply with foreign regulations, and failure to do so could materially and adversely affect its operating results.

Cable Television Operations

Through its subsidiary Cable One, Inc. (Cable ONE), the Company owns and operates cable television systems that provide video, Internet and voice service to subscribers in 19 midwestern, western and southern states. At the end of 2012, Cable ONE provided cable service to approximately 593,600 video subscribers, representing about 41% of the 1,439,740 homes passed by the systems, had approximately 459,200 subscriptions to high-speed data (HSD) service and 184,500 subscriptions to VoIP (digital voice) service. The video services offered by Cable ONE include certain premium, cable network and local over-the-air channels in high-definition television (HDTV) format.

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

Franchising.  Cable ONE’s cable systems are required to obtain franchises from state or local governmental authorities to operate. Those franchises typically are nonexclusive and limited in time, contain various conditions and limitations and provide for the payment of fees to the local authority, determined generally as a percentage of revenues. Additionally, those franchises often regulate the conditions of service and technical performance and contain various types of restrictions on transferability. Failure to comply with all of the terms and conditions of a franchise may give rise to rights of termination by the franchising authority. The U.S. Federal Communications Commission (FCC) has adopted rules designed to expedite the process of awarding competitive franchises and relieving applicants for competing franchises of some locally imposed franchise obligations. The FCC also has extended certain of these “reforms” to incumbent cable operators. Separately, several states, including Idaho, Iowa, Kansas, Louisiana, Missouri, Tennessee and Texas—all states in which Cable ONE operates cable systems—have enacted laws permitting video service providers to secure statewide franchises, thereby relieving these providers of the need to seek multiple authorizations from various local franchising authorities within a state. This development, which is especially beneficial to new entrants, is expected to continue to accelerate the competition Cable ONE is experiencing in the video service marketplace.

Rate Regulation.  FCC regulations prohibit local franchising authorities or the FCC from regulating the rates that cable systems charge for certain levels of video cable service, equipment and service calls when those cable systems are subject to “effective competition.” The FCC has confirmed that some of the cable systems owned by the Cable ONE fall within the effective-competition exemption, and Cable ONE believes, based on an analysis of competitive conditions within its systems, that other of its systems may also qualify for that exemption. Nevertheless, monthly subscription rates charged for the basic tier of cable service, as well as rates charged for equipment rentals and service calls for many of Cable ONE’s cable systems, remain subject to regulation by local franchising authorities in accordance with FCC rules. However, rates charged by cable systems for tiers of service other than the basic tier—such as pay-per-view and per-channel premium program services, digital video, Internet and digital voice services—currently are exempt from regulation.

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

In August 2011, the FCC released a report on possible alternatives to the Designated Market Area (DMA) system and the availability of in-state programming to viewers. This report could be the basis for future legislative or regulatory developments on market definitions and retransmission consent. The Company cannot predict what changes, if any, may occur, or the net effect that changes in these areas would have on the Company’s cable and broadcast operations and on the Company overall.

Digital Television (DTV).  Where a must-carry broadcast station’s signal is transmitted in HDTV format, cable operators generally are required to carry the signal in HDTV format. Although certain smaller cable systems are not subject to this requirement, satisfaction of the generally applicable obligation could increase Cable ONE’s costs by requiring it to expand the capacity of its cable systems or to delete some existing programming to meet its carriage obligations for broadcasters’ DTV signals.

Pole Attachments.   U.S. Federal law requires most telephone and power utilities to charge reasonable rates to cable operators for utilizing space on utility poles or in underground conduits. The FCC has adopted two separate formulas for calculating such rates: one for attachments by cable operators generally and another for attachments used to provide “telecommunications services.” Several cable operators, including Cable ONE, are using their cable systems to provide not only television programming but also Internet access and digital voice. In 2002, the U.S. Supreme Court held that the lower pole attachment rates apply not only to attachments used to provide traditional cable services but also to attachments used to provide Internet access services. In May 2010 and again in April 2011, the FCC adopted new requirements relating to pole access and construction practices that were expected to improve the ability of cable operators to attach to utility poles on a timely basis and to lower the pole attachment rate for telecommunications services.  The Company cannot predict the extent to which the ongoing court proceedings or these and other rule changes will affect its ability over time to secure timely access to poles at reasonable rates. As a general matter, changes to Cable ONE’s pole attachment rate structure could significantly increase its annual pole attachment costs.

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

Telephone Company Competition.  U.S. Federal law permits telephone companies to offer video programming services. Over the past decade, telephone companies have pursued multiple strategies to enter the market for the delivery of multichannel video programming services, such as partnering with DBS operators or obtaining local franchise agreements. Increased competition from telephone companies that provide competing services could have a material effect on Cable ONE’s business.

“Over-the-Top” Video Programming.  The continued proliferation of broadband services in the U.S., and related increases in broadband capacities and speeds, have enabled cable programmers and broadcast television stations to “stream” their video content to consumers over the Internet. Although the Company has benefited generally from the growth in broadband due to its role as a provider of broadband services, the continued and growing availability of cable programming and broadcast television content on the Internet may result in less demand for the Company’s cable service offering. Some providers of cable service are marketing their own version of “over-the-top” video programming, thus enabling their subscribers to access cable programming outside of their home or business. The Company cannot predict how widespread these practices may become or the extent to which the integrated functionality and ease of use of the cable television platform will continue to appeal to the majority of its subscribers. Cable ONE will be purchasing set-top devices that will allow its customers to access Internet content on their televisions.

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

The FCC is in the process of establishing rules to auction additional spectrum. In February 2012, Congress authorized the reallocation of spectrum currently in the television broadcast band for use by wireless broadband providers. In October 2012, the FCC initiated a rulemaking proceeding regarding implementation of this legislation, which includes both the auction of spectrum and a “repacking,” whereby the FCC would require certain broadcast stations to move to new channel allotments so as to free up a nationwide block of spectrum for wireless broadband use. The repacking and incentive auction process could have an adverse effect on cable systems. The repacking may impose costs on cable systems, certain of which are subject to reimbursement from auction proceedings. The availability of more spectrum to enable video services over time will create additional competitive alternatives to cable services. The Company cannot predict when the auction and repacking will occur or the effect they may have on Cable ONE.

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

Historically, cable operators were prohibited from acquiring a greater than 10% financial interest, or any management interest, in a local exchange carrier providing telephone exchange service within that cable operator’s franchise area, except with regard to acquisitions of certain very small local exchange carriers or pursuant to a waiver from the FCC. In 2012, the FCC agreed to forbear from applying this prohibition to cable acquisitions or investments in competitive local exchange carriers. The Company cannot predict whether or the extent to which this development will affect its business.

Set-Top Boxes.  Pursuant to a congressional directive to promote competition in the retail market for set-top converter boxes, the FCC has adopted rules barring cable operators from deploying set-top boxes with “integrated” security and navigation functions and requiring cable operators to support boxes and other devices designed to accept plug-in cards (CableCARDs) that provide the descrambling and other security features that traditionally have been included in the integrated set-top converter boxes leased by cable operators to their customers. The FCC has granted some requests for waivers of this rule, including one such request filed by Cable ONE to allow it to offer low-cost, HD-capable, integrated set-top boxes to subscribers of its Dyersburg, TN, system. The general prohibition on integrated set-top boxes has the potential to increase the capital costs of cable operators because of the need to provide CableCARDs to customers and because the new type of converter box is typically more expensive than the traditional integrated box. In 2010, the FCC adopted certain modifications to its set-top box and CableCARD rules, which included extending the relief previously provided to Cable ONE to all cable operators nationwide. While this change should facilitate the availability of low-cost set-top boxes, other changes adopted by the FCC that impact how cable operators bill for set-top boxes and the types of CableCARDs they must deploy could increase operational costs for such operators. Also in 2010, the FCC initiated a broader regulatory proceeding to consider whether it should require all multichannel video program distributors, which include cable operators, to develop and provide a new, universal set-top box solution that allows access to both online and traditional video. The Company cannot predict whether or the extent to which the issues raised in this proceeding will be resolved.

In 2011, the FCC initiated a rulemaking proceeding to review a rule prohibiting encryption of the basic service tier. In 2012, the FCC amended its rules to allow cable operators to encrypt the basic service tier in all-digital cable systems if they comply with certain consumer-protection measures. The Company cannot predict the impact of this decision on its business, except that it is expected to decrease the burden of regulation on the cable industry as a whole.

In 2012, the FCC clarified and waived until June 3, 2014, the “open industry standard” that requires cable set-top boxes to include a recordable, Internet Protocol (IP)-based output. Although these requirements are expected to impose costs on cable operators, they now have additional time in which to comply.

In January 2013, the Department of Energy tentatively designated set-top boxes and network equipment as covered consumer products and proposed to adopt a new test procedure for set-top boxes as part of its Energy Conservation Program for Consumer Products and Certain Commercial and Industry Equipment. Imposing energy conservation regulations on cable industry products could impede innovation and upgrades in set-top boxes and be costly to the cable industry. The Company cannot predict whether, how or when the issues raised in this proposal will be resolved.

Disability Access.  In September 2010, Congress passed the Twenty-First Century Communications and Video Accessibility Act (CVAA). The CVAA directs the FCC to impose additional accessibility requirements on cable operators. For example, pursuant to the CVAA, the FCC has reinstated the video description regulations that the FCC had adopted in 2000 (which had been invalidated on appeal), with certain modifications specified in the CVAA. Thus, cable operators that serve 50,000 or more subscribers must provide 50 hours of video description per calendar quarter during prime time or on children’s programming, on each channel on which they carry one of the top five national nonbroadcast networks. In addition, cable operators of all sizes must pass through video description that is provided for each broadcast station or nonbroadcast network that they carry. Compliance imposes certain costs on the Company. The CVAA also directs the FCC to adopt rules to help ensure that certain video programming distributors convey emergency information in a manner that is accessible to persons who are blind or visually impaired. In addition, the CVAA requires the FCC to subject devices designed to receive, play back or record video programming transmitted simultaneously with sound, such as set-top boxes, to regulations governing (1) the display of closed-captioned video programming, (2) the transmission and delivery of video description services and (3) the conveyance of emergency information. The Company cannot predict the compliance deadline that the FCC will establish or the content of the rules it will adopt. Compliance with the new rules could impose new costs on the Company.

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

In 2012, the FCC sought comment on proof of performance standards that would impose technical standards and signal leakage rules, including new testing and documentation requirements, on digital cable systems. If adopted, these rules could increase operational costs for cable operators. The Company cannot predict whether or to what extent the FCC will adopt such rules.

The FCC also regulates various other aspects of cable television operations. Long-standing FCC rules require cable systems to black out from certain distant broadcast stations the syndicated programs for which local stations have purchased exclusive rights and requested exclusivity and to delete, under certain circumstances, duplicative network programs broadcast by distant stations. Proposals to amend or repeal certain of these rules are pending before the FCC, but the Company cannot predict whether, how or when the FCC will act on these proposals. The FCC also imposes certain technical standards on cable television operators, exercises the power to license various microwave and other radio facilities frequently used in cable television operations and regulates the assignment and transfer of control of such licenses.

Internet Access Services

In 2005, the U.S. Supreme Court upheld the FCC’s classification of Internet access service as an “information service.” As a result, Internet access service is not subject to the full panoply of regulations that applies to “cable services” or “telecommunications services” under the U.S. Federal Communications Act of 1934, as amended (the Communications Act), nor is it subject to state or local government regulation. In response to the U.S. Supreme Court’s decision, the FCC ruled that a telephone company’s offering of digital subscriber line (DSL) Internet access service and a mobile wireless company’s offering of similar wireless broadband service also are “information services.”

Cable ONE currently offers broadband Internet access service on virtually all of its cable systems and is the sole Internet service provider on those systems. Cable ONE does not restrict the websites that its broadband Internet access subscribers may view; however, regulations that distinguish between interference with subscriber access and reasonable network management are evolving and, over time, could begin to interfere with Cable ONE’s ability to manage its network or provide services to its subscribers. In 2010, the FCC imposed certain “net neutrality” obligations on providers of broadband Internet access services. Included among those obligations are requirements that fixed broadband Internet service providers publicly disclose accurate information regarding their network management practices; refrain from blocking lawful content, applications, services and non-harmful devices of the end user’s choosing; and refrain from unreasonably discriminating in the transmission of lawful traffic. Wireless broadband Internet service providers are subject to fewer regulations, and the application of all such regulations is subject to the broadband Internet service provider’s ability to engage in reasonable network management. The FCC’s net neutrality rules also establish a process through which complaints can be brought about the network management practices of broadband Internet service providers. Congress, from time to time, also has considered whether to impose net neutrality requirements on providers of broadband Internet access service that would limit the ability of such providers to prioritize the delivery of particular types of content, applications or services over their networks, or whether to limit the FCC’s ability to regulate such activity. The FCC’s December 2010 order imposing certain net neutrality obligations on providers of broadband Internet access services has been appealed, and the Company cannot predict the outcome or timing of this appeal. If the FCC’s order is upheld, then these new obligations could cause the Company to incur certain compliance costs.

The American Recovery and Reinvestment Act of 2009 (ARRA) required the FCC to develop a National Broadband Plan (NB Plan) to guide U.S. policy in the area of domestic broadband deployment. In March 2010, the FCC submitted its NB Plan to Congress and announced its intention to initiate approximately 40 rulemakings addressing a host of issues related to the delivery of broadband services. Several of these rulemakings have already been initiated. The broad reach of these rulemaking proceedings could ultimately affect the environment in which Cable ONE operates. The NB Plan, which the FCC delivered to Congress on March 16, 2010, did not contain self-effectuating provisions, but it is serving as a blueprint for broadband regulatory policy in the U.S. and, therefore, could have a material effect on Cable ONE and other providers of broadband Internet access services. Compliance with these laws imposes costs on the Company and may impact the competitive environment in which Cable ONE operates.

Providers of broadband Internet access services are subject to many of the same U.S. Federal and state privacy laws that apply to other providers of electronic communications, such as cable companies and telephone companies, including the U.S. Federal Electronic Communications Privacy Act, which addresses interceptions of electronic communications that are in transit; the Stored Communications Act, which addresses acquisitions of electronic data in storage; and the Communications Assistance for Law Enforcement Act (CALEA), which requires providers to make their services and facilities accessible to law enforcement for purposes of surveillance. Various U.S. Federal and state laws also apply to Cable ONE and to others whose services are accessible through Cable ONE’s broadband Internet access service. These laws include copyright laws, privacy and data breach requirements, prohibitions on obscenity and requirements governing unsolicited commercial email.

Voice Services

Voice Over Internet Protocol (VoIP).  Cable companies, including Cable ONE and others, offer voice over Internet Protocol service, which permits users to make voice calls over broadband communications networks, including the

Internet. U.S. Federal law preempts state and local regulatory barriers to the offering of voice service by cable companies and others, and the FCC and U.S. Federal courts generally have preempted state laws that seek to regulate or classify VoIP.

The FCC has held that VoIP services are IP-enabled services, which are interstate in nature and thus subject exclusively to the FCC’s U.S. Federal jurisdiction. This decision was upheld on appeal, although the FCC has an ongoing proceeding to consider whether VoIP services provided by cable companies and others are properly classified as an “information service,” “telecommunications service” or some other new category of service. This determination, once made, could have numerous regulatory implications for cable companies that provide VoIP services, including Cable ONE. Although the FCC has yet to ascribe a regulatory definition to VoIP services, the FCC nevertheless has imposed a number of obligations on some types of VoIP providers known as interconnected VoIP service providers, some of which are discussed more fully below. In 2011, the FCC implemented a statutory provision that Congress adopted and imposed a smaller subset of requirements, principally, registration and contribution obligations for contributions to the Interstate Telecommunications Relay Services Fund, on non-interconnected VoIP providers. In the absence of a definitive FCC decision regarding the regulatory classification of interconnected VoIP services, several states, including several in Cable ONE’s service territory, also have attempted—and are expected to continue to attempt—to regulate VoIP services like traditional telephony service and impose certain fees and taxes on the provision of VoIP services. While Cable ONE and other VoIP service providers are actively challenging state attempts to regulate and classify VoIP services, these state actions could have an adverse effect on Cable ONE’s business by increasing its costs to provide VoIP services. Legislation from time to time has been introduced in Congress to address the classification and regulatory obligations of VoIP providers. The prospects for passage of any such legislation are uncertain.

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

Universal Service.  The FCC has determined that interconnected VoIP service providers must contribute to the U.S. Federal Universal Service Fund (USF). The amount of a company’s USF contribution is based on a percentage of revenues earned from end-user interstate and international interconnected VoIP services. Cable ONE is permitted to recover these contributions from its customers. This percentage changes from time to time and generally has been increasing, prompting Congress and the FCC to consider ways in which the USF and the payment obligations of fund contributors should be reformed. In 2011, the FCC adopted an order and new rules intended to transition the USF so that it supports the build out of broadband, rather than telecommunications facilities. The order principally addressed the manner in which universal service funds will be distributed to network operators for broadband build out. In 2012, the FCC initiated a proceeding that focused on reforming the nature and manner in which entities should contribute to the USF and at what levels. Cable ONE cannot predict whether and how such reform will occur and the extent to which it may affect providers of VoIP services, including Cable ONE and its competitors. The FCC’s 2011 universal service reform order is subject to both reconsideration requests and appeals, and Cable ONE cannot predict the outcome of those actions. In November 2010, the FCC determined that states may impose state USF fees on interconnected VoIP service providers subject to certain limitations and requirements. State USF contributions are based on a percentage of revenues earned from end-user intrastate interconnected VoIP services, and Cable ONE is typically permitted to recover these contributions from its customers. Cable ONE cannot predict whether or how the imposition of such state-based universal service fees will affect its operations and business.

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

Access for Persons With Disabilities.  FCC regulations require providers of interconnected VoIP services to comply with all disability access requirements that apply to telecommunications carriers, including the provision of telecommunications relay services for persons with speech or hearing impairments. The FCC also has adopted reporting requirements associated with disability access obligations. Cable ONE and other interconnected VoIP service providers must also contribute to the interstate Telecommunications Relay Service Fund to support such access. These requirements generally have had the effect of increasing the cost of providing VoIP services.

Service Discontinuance and Outage Obligations.  In 2009, the FCC adopted rules subjecting providers of interconnected VoIP services to the same service discontinuance requirements applicable to providers of wireline telecommunication services. In 2012, the FCC adopted mandatory outage reporting requirements for interconnected VoIP service providers, which apply when customers of interconnected VoIP service lose service or connectivity and, as a result, are unable to access 911 service. Along with other FCC actions described in this section, which impose legacy telecom obligations on interconnected VoIP providers, this development will subject the Company’s interconnected VoIP services to greater regulation and thus greater burdens and costs.

Regulatory Fees.  The FCC requires interconnected VoIP service providers to contribute to shared costs of FCC regulation through an annual regulatory fee assessment. These fees have increased Cable ONE’s cost of providing VoIP services. In 2012, the FCC initiated a proceeding to reform the regulatory fee regime in light of marketplace changes.  Certain of the proposals could affect the regulatory fee burden on providers of interconnected VoIP service, but the Company cannot predict when or the extent to which the FCC will adopt new rules.

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

Regulatory Reform.  The FCC recently initiated proceedings to address requests to end or alter regulation of certain traditional telecommunications networks. The requests ask the FCC to take a variety of actions to change the nature and manner in which these networks are regulated. The issues raised in these requests are driven in part by changes in technology. The Company cannot predict whether or to what extent the FCC will act on these requests, or how that will affect the Company’s business.

Newspaper Publishing

The Company’s newspaper publishing operations include results for its flagship newspaper and Internet site, The Washington Post, The Slate Group and a number of additional newspapers and websites.

The Washington Post

WP Company LLC (WP Company), a subsidiary of the Company, publishes The Washington Post (the  Post) and the Internet site, washingtonpost.com.

The Post is a morning daily and Sunday newspaper primarily distributed by home delivery in the Washington, DC, metropolitan area, including large portions of Maryland and northern Virginia. The Post’s two primary sources of revenue are advertising and subscription fees, which accounted for 61% and 36% of its total revenue in 2012, respectively. Advertising revenue is derived from the sale of display and classified advertisements, as well as the insertion and other distribution of preprinted advertisements.

The following table shows the average paid daily (including Saturday) and Sunday circulation of the Post  for the 53-week period ended October 3, 2010, and the 52-week period ended October 2, 2011, as reported by the Audit Bureau of Circulations (ABC) and as estimated by the Post  for the 52-week period ended September 30, 2012, for which period ABC has not completed its audit as of the date of this report, from the semiannual publisher’s statements submitted to ABC for the 26-week period ended April 1, 2012, and the 26-week period ended September 30, 2012:

	Average Paid
	Circulation
	Daily	Sunday
2010	556,676	780,849
2011	523,746	738,962
2012	480,166	697,026

The Post’s  primary circulation territory accounts for more than 90% of its daily and Sunday circulation and consists of Washington, DC, and communities generally within a 50-mile radius from the city, but excluding Baltimore City and its northern and eastern suburbs. The current newsstand price in this area is $1.25 for the daily newspaper after a $0.25 increase effective January 14, 2013, and $2.50 for the Sunday newspaper after a $0.50 increase effective January 13, 2013. The rate charged for each four-week period for home-delivered copies of the daily and Sunday newspaper was raised to $27.80 effective January 14, 2013, from $25.40, which was effective on January 16, 2012. The rate charged for Sunday-only home delivery has been $7.40 for each four-week period since January 18, 2010. Outside the primary circulation area, the current newsstand price is $1.50 for the daily newspaper after two $0.25 increases effective June 2, 2012, and January 14, 2013, and $2.50 for the Sunday newspaper. Rates for home-delivered copies of the daily and Sunday newspaper outside the primary circulation area for each four-week period are $46.00 (after two $0.25 increases effective June 2, 2012, and January 14, 2013), and $10.00 for the Sunday newspaper only.

The newspaper’s Internet site, washingtonpost.com, currently features much of the full editorial text of the Post and most of the classified advertising, as well as original text and video content, blogs written by Post reporters and others, interactive discussions hosted by Post reporters and outside subject experts, user-generated comments and content obtained from other sources. The Internet site also features extensive information about activities, groups and businesses in the Washington, DC, area, including arts and entertainment and news focusing on politics and on technology businesses and related policy issues.

As measured by WP Company, this site averaged more than 322.7 million page views per month and had an average of 41.3 million unique visitors per month during 2012. This site has developed a substantial audience of visitors who are outside the Washington, DC, area, and WP Company believes, based on analytical data, that approximately 84% of the unique visitors who access the site each month are in that category.

	Internet Site Traffic
	Monthly Avg	Monthly Avg
(in millions)	Page Views	Unique Visitors
2010	266.9	28.2
2011	273.4	35.7
2012	322.7	41.3

WP Company provides online advertisers with a wide range of options, including the ability to advertise on select pages or page combinations or to target specific geographic areas and demographic groups. WP Company also provides content on websites specially formatted to be downloaded and displayed on Web-enabled cell phones and other personal digital devices. In addition to offering regular upgrades of general news smart phone applications, WP Company also offers niche smart phone applications focused on sports, entertainment and politics.

Other WP Company ventures include Capital Business, a weekly local business news publication that is sold for $49 per year to Post  subscribers and $69 per year to non-Post  subscribers; Washington Post Live, a conference and events business that produces live journalism events and derives revenue from sponsorships, display advertisements and ticket sales; The Capitol Deal, an Internet site that provides time-limited reduced-price offers for restaurants, travel destinations, services and entertainment events and shares revenue generated by the offers; and Service Alley, a website that offers a directory of home service providers for consumers, including ratings and reviews, and that generates revenue through listing and couponing fees paid by the service providers. Service Alley is franchised in two other national markets, and WP Company is remunerated for providing intellectual property, technology and financial services. The Post  began offering its iPad application on a free trial basis in November of 2010. It is anticipated that the Post  will begin charging for subscriptions in the future.

WP Company operates The Washington Post News Media Services, which offers a selection of content from the Post  and Bloomberg News, plus material from Company-owned Foreign Policy, Slate  and The Root.

WP Company owns an interest in Classified Ventures, a newspaper industry company that offers online classified advertising databases for cars and apartment rentals. Washingtonpost.com  provides links to the Classified Ventures’ national car and apartment rental websites (cars.com and apartments.com).

WP Company has about 524 full-time editors, producers, reporters, photographers and videographers on its staff. WP Company draws upon the news reporting facilities of the major wire services, maintains a network of correspondents and contract writers in international news centers and maintains reporters in eight local news bureaus.

The Slate Group

The Slate Group LLC (The Slate Group) publishes Slate,  an online magazine, and additional websites. Slate features articles analyzing news, politics and contemporary culture and adds new material on a daily basis. Content is supplied by the magazine’s own editorial staff, as well as by independent contributors. As measured by The Slate Group, Slate  had an average of more than 12.7 million unique visitors per month and averaged more than 87.4 million page views per month in 2012. The Slate Group also publishes Slate V, an online video magazine, and The Root, an online magazine focused on issues of importance to African Americans and others interested in black culture, offering daily news and provocative commentary on politics and culture. The Slate Group owns an interest in E2J2 SAS, a company incorporated in France that produces two French-language news magazine websites at slate.fr  and slateafrique.com. The Slate Group provides content, technology and branding support.

The FP Group

The FP Group produces Foreign Policy magazine and the ForeignPolicy.com  website, which cover developments in national security, international politics, global economics and related issues. The site features blogs, unique news content and specialized channels and newsletters focusing on regions and topics of interest. The FP Group provides insight and analysis into global affairs for government, military, business, media and academic leaders. FP Events also produces a growing range of live programs bringing together government, military, business and investment leaders to discuss important regional and topical developments and their implications.

Express Publications

Express Publications Company, LLC (Express Publications), another subsidiary of the Company, publishes Express, a weekday tabloid newspaper, which is distributed free of charge using hawkers and news boxes near Metro stations and in other locations in Washington, DC, and nearby suburbs with heavy daytime sidewalk traffic. A typical edition of Express is 48 to 60 pages and contains short news, entertainment and sports stories, as well as both classified and display advertising. Current daily circulation is approximately 180,000 copies. Express  relies primarily on wire service and syndicated content and is edited by a full-time newsroom staff of 23. Advertising sales and certain other services for Express are provided by WP Company. The Express newsroom also produces a website called ExpressNightOut.com, which features entertainment and lifestyle coverage of local interest.

Post–Newsweek Media

The Company’s Post–Newsweek Media, Inc. (PNM) subsidiary publishes two weekly paid-circulation, three twice-weekly paid-circulation and 14 controlled-circulation weekly community newspapers. This subsidiary’s newspapers are divided into three groups: The Gazette Newspapers, which circulate in Montgomery, Prince George’s and Frederick counties and in parts of Carroll County, MD; Southern Maryland Newspapers, which circulate in southern Prince George’s County and in Charles, St. Mary’s and Calvert counties, MD; and the Fairfax County Times, which circulates in Fairfax County, VA. During 2012, these newspapers had a combined average weekly circulation of approximately 609,000 copies. PNM also produces military newspapers (most of which are weekly) under agreements where editorial material is supplied by local military bases, with the exception of one independent newspaper. In 2012, the eight military newspapers produced by PNM had a combined average circulation of more than 102,000 copies.

The Gazette Newspapers have a companion website (Gazette.net) that includes editorial material and classified advertising from the print newspapers. The Southern Maryland Newspapers’ website (SoMdNews.com) also includes editorial and classified advertising from the print newspapers. The Fairfax County Times’ website (FairfaxTimes.com) also includes editorials and classified advertising from the print newspapers. The military newspapers produced by PNM are supported by websites (DCMilitary.com and  DCMilitaryFamLife.com) that include base guides and other features, as well as articles from the print newspapers and blogs by military family members. Each website also contains display advertising that is sold specifically for the site and is available in mobile format as well.

PNM employs approximately 124 editors, reporters and photographers. PNM also operates a commercial printing business in suburban Maryland.

The Herald

The Company owns The Daily Herald Company, publisher of The Herald in Everett, WA, about 30 miles north of Seattle. The Herald is published mornings, seven days a week, and is primarily distributed by home delivery in Snohomish County, WA, and online at HeraldNet.com. The Daily Herald Company also provides commercial printing services and is a regional print site for USA TODAY. The Daily Herald Company publishes La Raza del Noroeste, a weekly Spanish-language newspaper that is distributed in Snohomish, King, Skagit and northern Pierce counties; and Herald Business Journal, a monthly publication focused on Snohomish County business news. In mid-2012, The Daily Herald Company ceased publication of The Weekly Herald (formerly The Enterprise), a community newspaper that was home-delivered in south Snohomish County.

The Herald’s total average circulation as reported to ABC for the 52 weeks ending April 1, 2012, was 46,414 Monday through Friday, 46,037 Monday through Saturday and 51,138 Sunday. The circulation of La Raza del Noroeste during the 12-month period ended March 31, 2012, was 19,629 copies, as reported by Verified Audit Circulation. The monthly circulation of The Herald Business Journal is approximately 13,000 copies.

The Herald, La Raza and The Herald Business Journal together employ approximately 57 editors, reporters and photographers. The Company has entered into an agreement to sell The Herald, La Raza and The Daily Herald Company’s other print and online products. The transaction is expected to close in March 2013.

Greater Washington Publishing

The Company’s Greater Washington Publishing LLC subsidiary publishes several free-circulation advertising periodicals and websites. The periodicals are distributed in the greater Washington, DC, metropolitan area using sidewalk distribution boxes and community racks placed in free outlets targeting renters, new home buyers and seniors. Additionally, The Guide to Retirement Living Sourcebook is distributed via a network of influential providers that includes realtors, social workers, physicians and a variety of other senior-serving professionals. Greater Washington Publishing’s periodicals are Apartment Showcase, which is published monthly and has an average circulation of about 39,000 copies; New Homes Guide, which is published six times a year and has an average circulation of about 34,000 copies; and Guide to Retirement Living Sourcebook, which is published nine times a year and has an average circulation of about 40,000 copies.

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

Television Broadcasting

Post–Newsweek Stations, Inc. (PNS), a subsidiary of the Company, owns six television stations located in Houston, TX; Detroit, MI; Miami, FL; Orlando, FL; San Antonio, TX; and Jacksonville, FL. The following table sets forth certain information with respect to each of the Company’s television stations:

Station Location and Year Commercial Operation Commenced	National Market Ranking (a)	Primary Network Affiliation	Expiration Date of FCC License (b)	Expiration Date of Network Agreement	Total Commercial Stations in DMA (c)
KPRC, Houston, TX, 1949	10th	NBC	Aug. 1, 2014	Dec. 31, 2016	14

WDIV, Detroit, MI, 1947	11th	NBC	Oct. 1, 2013	Dec. 31, 2016	8

WPLG, Miami, FL, 1961	16th	ABC	Feb. 1, 2013	Dec. 31, 2015	13

WKMG, Orlando, FL, 1954	19th	CBS	Feb. 1, 2013	Apr. 6, 2015	13

KSAT, San Antonio, TX, 1957	36th	ABC	Aug. 1, 2014	Dec. 31, 2015	11

WJXT, Jacksonville, FL, 1947	50th	None	Feb. 1, 2013	—	7

(a)    Source: 2012/2013 DMA Market Rankings, Nielsen Media Research, fall 2012, based on television homes in DMA (see note (c) below).

(b)    License renewal applications were timely filed for WPLG, WKMG, and WJXT.

(c)    Designated Market Area (“DMA”) is a market designation of A.C. Nielsen that defines each television market exclusive of another, based on measured viewing patterns.

Revenue from broadcasting operations is derived primarily from the sale of advertising time to local, regional and national advertisers. In 2012, advertising revenue accounted for 89% of the total for PNS’s operations. Advertising revenue is sensitive to a number of factors, some specific to a particular station or market and others more general in nature. Some examples include a station’s audience share and market ranking; seasonal fluctuations in demand for air time; annual or biannual events, such as sporting events and political elections; and broader economic trends.

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

Television stations may receive interference from a variety of sources, including interference from other broadcast stations, that is below a threshold established by the FCC. That interference could limit viewers’ ability to receive television stations signals. The amount of interference to stations might increase in the future because of the FCC’s decision to allow electronic devices known as “white space” devices to operate in the television frequency band on an unlicensed basis on channels not used by nearby television stations. FCC-approved entities will administer databases with information about television station service areas (to minimize interference caused by white space devices). In December 2012, the FCC authorized database administrators to provide service to white space devices throughout the East Coast, and the FCC has stated that it anticipates authorizing database administrators to provide service to white space devices in the rest of the country soon.

The FCC has proposed and Congress has authorized reallocation of spectrum for use by wireless broadband providers, including substantial amounts of spectrum currently in the television broadcast band. Congress has authorized incentive auctions, whereby the FCC would auction spectrum relinquished by broadcast television stations in exchange for a share of the auction revenues. The FCC commenced a rulemaking proceeding in October 2012 to consider, among other things, how the incentive auction process should work and how the FCC should conduct a “repacking,” whereby the FCC would require certain stations to move to new channel allotments so as to free up a nationwide block of spectrum for wireless broadband use. The repacking and incentive auction process are subject to certain requirements established by Congress in legislation enacted in February 2012. The FCC’s implementation of this legislation in the repacking and incentive auction process could have an adverse effect on the Company. For example, a repacking could result in PNS stations having smaller service areas and/or receiving more interference than they do today. Stations moving to new channels also could incur significant expense. The legislation requires that stations be compensated for the expenses of moving to a new channel from spectrum auction proceeds. The Company cannot predict whether a repacking will occur, what effect it will have on the PNS stations’ coverage or whether the PNS stations will be fully compensated for expenses that they incur in connection with a repacking.

Carriage of Local Broadcast Signals.  The Communications Act and the FCC rules allow a commercial television broadcast station, under certain circumstances, to insist on mandatory carriage of its signal on cable systems serving the station’s market area (must carry). Alternatively, stations may elect, at three-year intervals, to forego must-carry rights and allow their signals to be carried by cable systems only pursuant to a “retransmission consent” agreement. For stations that elect must carry, only a single stream of video (that is, a single channel of programming), rather than a television broadcast station’s entire signal, is eligible for mandatory carriage by a cable system operator. Thus, a television station currently can obtain carriage of one or more digital multicast streams only through a retransmission consent agreement with a cable operator.

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

As with cable, television stations make DBS carriage elections between mandatory carriage and retransmission consent at three-year intervals. On or prior to October 1, 2011, the Company elected retransmission consent status for its stations with respect to major cable operators and the two DBS operators. These elections apply to the three-year period from January 1, 2012, through December 31, 2014, and the stations are carried by the major cable and DBS operators serving each station’s market pursuant to retransmission consent agreements.

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

In August 2011, the FCC released a report on possible alternatives to the designated market area system and the availability of in-state programming to viewers. Also in August 2011, the U.S. Federal Copyright Office released a report assessing possible mechanisms for eliminating the cable and satellite statutory licenses. Finally, in November 2011, the Government Accountability Office released a report on the effect that elimination of the compulsory licenses would have on the industry and viewers. All three reports were required by the U.S. Federal Satellite Television Extension and Localism Act (STELA) and could be the basis for future legislative or regulatory developments on these issues. STELA also extends the statutory copyright license for satellite carriage of distant broadcast television signals through December 31, 2014. The Company cannot predict if or how the communications or copyright regimes may change, nor can the Company predict the net effect that changes to these regimes would have on the Company’s cable and broadcast operations, or on the Company overall.

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

In addition, the FCC has commenced another rulemaking proceeding regarding the media ownership rules. The Communications Act requires the FCC to review its ownership rules periodically and to repeal or modify any rule that it determines is no longer in the public interest. In December 2011, the FCC issued a notice of proposed rulemaking, proposing to retain the local television ownership rule, seeking comment on a possible waiver standard for smaller markets and proposing a modest relaxation of the newspaper/broadcast rule (similar to the rule that the FCC adopted during the last ownership review that was rejected in court). The notice also addresses the FCC’s radio ownership and radio/television cross-ownership rules, and it asks about shared services agreements and local news agreements, including whether such arrangements should be attributable for purposes of the ownership rules. The proceeding is pending, and it is not possible to predict its outcome, but changes to the FCC’s ownership rules could affect PNS’s operations.

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

In November 2011, the FCC started a proceeding to seek comment on proposals that would require television broadcasters to make standardized disclosures regarding the programs they air and certain other matters. This proceeding is pending, and it is not possible to predict its outcome, but changes to this rule could affect PNS’s operations and regulatory compliance costs.

In April 2012, the FCC adopted a rule that requires television stations to submit electronically most of their public inspection files to the FCC, for hosting on the FCC’s website. The FCC rejected a proposal, however, to expand the categories of documents to be included in the public file, including joint operating agreements and sponsorship identification information. The National Association of Broadcasters has challenged the rule in the U.S. Court of Appeals for the D.C. Circuit. The D.C. Circuit has not yet ruled on the merits of the case, but in August 2012, it denied the NAB’s emergency motion to stay the rules. The case remains pending. The changes went into effect in August 2012 and could affect PNS’s operations and regulatory compliance costs.

In a separate “localism” proceeding that was opened in late 2007, the FCC received comments on whether to adopt additional proposals, including license renewal guidelines that would establish minimum amounts of locally oriented programming, require broadcasters to establish permanent community advisory boards and require stations to locate their main studios in their communities of license. The localism proceeding remains pending at the FCC. It is not possible to predict what, if any, effect adoption of the proposed new obligations would have on PNS’s operations, but a substantial increase in programming obligations could adversely affect PNS.

The FCC has other regulations and policies to ensure that broadcast licensees operate in the public interest, including rules requiring the closed-captioning of programming to assist television viewing by the hearing impaired and the equal employment opportunities rule requiring station licensees to provide equal opportunity in employment to all qualified job applicants and prohibiting discrimination against any person based on race, color, religion, national origin or gender. In addition, pursuant to the U.S. Federal Twenty-First Century Communications and Video Accessibility Act (CVAA), the FCC has adopted video description rules to assist television viewing by the visually impaired. Thus, (1) television stations affiliated with one of the four highest ranking television networks in the top 25 markets must provide 50 hours per calendar quarter of audio description of key visual elements in programming aired during prime time or children’s programming and (2) television stations affiliated with any television network must pass through video descriptions when the network provides them. The FCC began requiring compliance with the new rules on July 1, 2012, and the rules could impose additional costs on the PNS stations that could affect PNS’s operations. In January 2012, the FCC adopted rules under the CVAA requiring captioned programs that are shown on TV also be captioned when re-shown on the Internet. The rules went into effect for pre-recorded video programming that is not edited for the Internet on September 30, 2012. The rules will apply to live and near-live Internet programming on March 30, 2013, and for pre-recorded video programming that is substantially edited for the Internet on September 30, 2013. The CVAA also directs the FCC to adopt rules to help ensure that certain video programming distributors convey emergency information in a manner that is accessible to persons who are blind or visually impaired. The FCC launched a rulemaking on this issue in 2012, and the CVAA requires the FCC to issue rules by April 9, 2013. The Company cannot predict the compliance deadline that the FCC will establish or the content of the rules it will adopt. The FCC also has issued rules designed to maintain a consistent loudness between programming and commercial advertisements, which became effective in December 2012. Compliance with new rules on captioning programming delivered over the Internet, on emergency information accessibility and on commercial loudness could impose additional costs on the PNS stations that could affect PNS’s operations.

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

In 2009, the U.S. Supreme Court issued a decision, Fox Television Stations, Inc. v. FCC, in which it reversed a decision by the U.S. Court of Appeals for the Second Circuit. The Second Circuit decision had held that the FCC violated its procedural obligations when it found that certain television stations’ broadcasts of so-called “fleeting expletives” were indecent. Following the U.S. Supreme Court’s reversal and remand of the decision, the Second Circuit invalidated the FCC’s indecency policy on another basis, finding that the FCC’s policy was unconstitutionally vague. Following that decision, in ABC, Inc. v. FCC, the Second Circuit vacated a monetary forfeiture issued by the FCC against 52 television stations affiliated with the ABC network (including PNS station KSAT) based on the broadcast of an allegedly indecent scene in an episode of NYPD Blue. The Second Circuit found that there was “no significant distinction” between the FCC policy that it found unconstitutional in its second Fox decision and the policy that the FCC applied with respect to NYPD

Blue. Accordingly, the court held the forfeiture against KSAT invalid. The FCC asked the U.S. Supreme Court to review both the Fox and ABC cases, and the U.S. Supreme Court held oral argument on the combined cases in January 2012. In June 2012, the U.S. Supreme Court ruled that the fines in this case were unconstitutional because the FCC had failed to provide advance notice to broadcasters of what the FCC deemed to be indecent, but it also upheld the FCC’s authority to regulate broadcast decency. This ruling could result in additional regulatory risks.

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

Other Activities

WaPo Labs

WaPo Labs is an innovative digital team focusing on experimenting with emerging technologies. In 2012, WaPo Labs launched several projects in partnership with the Company’s media properties: (1) Personal Post, a feature on washingtonpost.com  that delivers personalized article recommendations based on a user’s interests and past reading behavior; (2) The Fold, a video news program available on washingtonpost.com, Google TV and Android tablets; and (3) The Root 100, which comprises 100 Android apps aggregating content about the Root 100 honorees, chosen for their impact and influence within the African-American community. In addition to working closely with the Company’s news websites, WaPo Labs oversees Washington Post Social Reader (Social Reader) and Trove. Social Reader is a Facebook-connected website that delivers news articles based on a user’s interests and what their friends are reading. Social Reader aggregates content from the Post, Slate, Foreign Policy, Express, the Root and more than 90 other content partners to create a social stream of articles. Launched in September 2011, more than 32 million people have downloaded Social Reader. Trove is a personalized news site that aggregates news from more than 15,000 sources across the Web and allows users to customize channels based on their interests. Trove technology powers Social Reader.

Social Code

Social Code LLC (Social Code) is a marketing solutions company helping Fortune 500 brands maximize their marketing efforts on social media platforms.

Celtic Healthcare, Inc.

Celtic Healthcare, Inc. (Celtic) is a Medicare-certified provider of home health and hospice services headquartered in Mars, PA. Through its subsidiaries, Celtic is licensed to provide home health and hospice services throughout Pennsylvania and Maryland. These services include skilled nursing, physical therapy, occupational therapy, speech therapy, social work, nutrition, chaplain and aid services. In addition, Celtic provides virtual care services to patients throughout its service territories. Celtic derives 74% of its revenue from Medicare, with the remaining sources of revenue being Medicaid, commercial insurance and private payors.

The Company divested its interest in Avenue100 Media Solutions Inc., a digital marketing company headquartered in Woburn, MA, in 2012. In addition, the Company sold its interest in the Bowater Mersey Paper Company Limited to the Province of Nova Scotia in 2012.

Production and Raw Materials

The Post and El Tiempo Latino are produced at the printing plant of WP Company in Fairfax County, VA. The Herald, the SCBJ and La Raza del Noroeste are produced at The Daily Herald Company’s plant in Everett, WA. The Gazette Newspapers, Southern Maryland Newspapers, Express  and the Fairfax County Times are printed at the commercial printing facilities owned by PNM. Six military papers, one free weekly and one paid weekly from Southern Maryland are printed at Chesapeake Publishing in Easton, MD. Greater Washington Publishing’s periodicals are produced by independent contract printers.

In 2012, the Post and El Tiempo Latino consumed about 60,000 short tons of newsprint in WP Company’s printing plant in Fairfax County, VA. Such newsprint was purchased from a number of suppliers, including Resolute, formerly AbitibiBowater, Inc., which supplied approximately 43% of the 2012 newsprint requirements for these newspapers.

While the price of newsprint has been volatile historically, it has been steady since August of 2010. According to The RISI East Coast Newsprint Price Index, which provides monthly single-price estimates based on marketplace surveys of both buyers and sellers, 27.7 lb. newsprint (the kind of newsprint used by the Post and most of the newspapers published by PNM) has been at $617 per short ton since August 2010. The RISI Index prices do not necessarily correspond with the prices actually paid for newsprint by the Company’s subsidiaries because of quantity discounts and other factors. The Company believes that adequate supplies of newsprint are available to the Post and the other newspapers published by the Company’s subsidiaries through contracts with various suppliers. Approximately 77% of the newsprint consumed by WP Company’s printing plant includes recycled content.

Competition

Kaplan’s businesses operate in fragmented and competitive markets. KHE competes with both facilities-based and other distance-learning providers of similar educational services, including not-for-profit colleges and universities and for-profit businesses. PACE competes in each of its professional lines with other companies that provide preparation for exams required for professional licenses, certifications and designations. KTP competes with a variety of regional and national test preparation businesses, with individual tutors and with in-school preparation for standardized tests. Overseas, each of Kaplan’s businesses competes with other for-profit companies and, in certain instances, with government-supported schools and institutions that provide similar training and educational programs. Students choose among providers based on program offerings, convenience, quality of instruction, reputation, placement rates, student services and cost.

Cable television systems operate in a highly competitive environment. In addition to competing with over-the-air reception, cable television systems face competition from various other forms of video program delivery systems, including DBS services, telephone companies and the Internet. Certain of the Company’s cable television systems have also been partially or substantially overbuilt, using conventional cable system technology, by various small to mid-sized independent telephone companies that typically offer Internet and telephone service, as well as basic cable service. Local telephone companies compete with cable television systems in the delivery of high-speed Internet access by providing DSL service. In addition, on their own or via strategic partnerships with DBS operators that permit telephone companies to package the video programming services of DBS operators with telephone companies’ own DSL service, some telephone companies are competing with the video programming and Internet services being offered by existing cable television systems. Satellite-delivered broadband and high-powered WiMAX services will increasingly provide competition to Cable ONE. Video programming is becoming increasingly available on the Internet, where viewers can watch programming for free, as well as access pay-per-view offerings. Cable ONE distinguishes itself from its competition by providing excellent local customer service and consistently attaining very high levels of customer satisfaction.

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

Washingtonpost.com and the websites produced by The Slate Group face competition from many Internet sites that provide news and information, sites that cover niche content, sites that aggregate content from different sources and sites where users generate content. The Company’s websites compete for advertising revenue with these types of websites, as well as with a wide variety of other print publications, online services and social networking sites, plus other forms of advertising. Display advertising is a key source of revenue for Company websites. With advertising inventory continuing to increase and advertising networks and programmatic buying becoming more prevalent, the online display advertising marketplace is experiencing pricing pressures, and the Company’s websites are not immune to this trend. The Post’s  website also relies on classified advertising as a key revenue source. Online classified advertising has become a crowded field, with a number of national and local competitors, often with a vertical focus. For example, Edmunds.com  and AutoTrader.com  aggregate national car listings; Realtor.com  and Zillow.com  aggregate national real estate listings; and Monster.com  and CareerBuilder.com  aggregate employment listings. All of these vertical-niche sites can be searched locally. Several services challenge established business models. Some nationally managed sites, such as Yelp and OpenTable, also offer local information and services. Major search engines have also sought to capitalize on access to information about local markets, sometimes in direct competition with services provided by the Post. For example, Google and Yahoo! have launched local services that offer directory information for local markets with enhanced functionality, such as mapping and links to reviews and other information. Daily deal sites have also emerged to compete with traditional forms of local, and increasingly, national advertising. In addition, other forms of digital distribution, such as smart phones, tablets and e-readers, are also competitive with Company news sites.

The Company’s other print products compete with a variety of newspapers, including regional and national publications, as well as with a wide variety of other media outlets, including the Internet, radio, magazines and television (including over-the-air reception, cable, DBS and Internet), for readers and advertising revenue.

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

The home health and hospice industries are extremely competitive and fragmented, consisting of both for-profit and non-profit companies. Celtic competes primarily with privately owned and hospital-operated home health and hospice service providers.

Executive Officers

The executive officers of the Company, each of whom is elected annually by the Board of Directors, are as follows:

Donald E. Graham, age 67, has been Chairman of the Board of the Company since September 1993 and Chief Executive Officer of the Company since May 1991. Mr. Graham served as President of the Company from May 1991 until September 1993 and prior to that had been a Vice President of the Company for more than five years. Mr. Graham also served as Publisher of the Post from 1979 until September 2000 and as Chairman of the Post from September 2000 to February 2008.

Veronica Dillon, age 63, became a Senior Vice President of the Company in June 2008 and Vice President, General Counsel and Secretary of the Company in January 2007. Ms. Dillon began her career with the Company in January 1991 as corporate counsel at Kaplan, Inc. She was subsequently named General Counsel at Kaplan in June 1995 and then served as Kaplan’s Chief Administrative Officer beginning in December 2003.

Hal S. Jones, age 60, became Chief Financial Officer of the Company in January 2009 and Senior Vice President–Finance of the Company in November 2008. He had most recently been Chief Executive Officer of Kaplan Professional, responsible for Kaplan’s professional businesses in financial services, real estate, technology and engineering in the U.S.

and the U.K. Mr. Jones has spent 22 years at the Company and Kaplan, serving in a variety of senior management positions with a focus on finance, auditing and accounting.

Ann L. McDaniel, age 57, became Senior Vice President–Human Resources of the Company in June 2008 and was formerly Vice President–Human Resources of the Company since September 2001. She served as Managing Director of Newsweek, Inc., from January 2008 until the sale of Newsweek  magazine in September 2010. Ms. McDaniel had previously served as Senior Director of Human Resources of the Company since January 2001 and before that held various editorial positions at Newsweek.

Gerald M. Rosberg, age 66, became Senior Vice President–Planning and Development of the Company in June 2008 and was formerly Vice President–Planning and Development of the Company since February 1999. He had previously served as Vice President–Affiliates at the Post, a position he assumed in November 1997. Mr. Rosberg joined the Company in January 1996 as the Post’s Director of Affiliate Relations.

Wallace R. Cooney, age 50, became Vice President–Finance and Chief Accounting Officer of the Company in June 2008. Mr. Cooney joined the Company in 2001 as Controller and prior to that had been with Gannett Co., Inc. and Price Waterhouse LLP.

Employees

The Company and its subsidiaries employ approximately 17,000 people on a full-time basis.

Worldwide, Kaplan employs approximately 11,000 people on a full-time basis. Kaplan also employs substantial numbers of part-time employees who serve in instructional and administrative capacities. During peak seasonal periods, Kaplan’s part-time workforce exceeds 14,000 employees. In the U.S., U.K. and Canada, an aggregate of 210 Kaplan employees are represented by a union.

Cable ONE has approximately 2,180 full-time employees, none of whom is represented by a union.

WP Company has approximately 1,809 full-time employees. About 934 of WP Company’s full-time employees and about 261 part-time employees are represented by one of five unions. Collective-bargaining agreements are currently in effect with locals of the following unions covering the full-time and part-time employees and expiring on the dates indicated: 819 editorial, newsroom and commercial department employees, represented by the Communications Workers of America (July 26, 2013); 27 machinists, represented by the International Association of Machinists (January 11, 2014); 7 photoengravers-platemakers, represented by the Graphic Communications Conference of the International Brotherhood of Teamsters (February 5, 2015); 27 paper handlers and general workers, represented by the Graphic Communications Conference of the International Brotherhood of Teamsters (November 15, 2013); 15 electricians, represented by the International Brotherhood of Electrical Workers (March 6, 2015); and 282 mailroom workers represented by the Communications Workers of America (January 27, 2016). The agreement covering 18 engineers, carpenters and painters represented by the International Union of Operating Engineers, expired on April 12, 2008; negotiations have yet to produce a successor agreement.

Of the approximately 155 full-time and 55 part-time employees at The Daily Herald Company, about 39 full-time and 12 part-time employees are represented by one of three unions. The Herald’s collective-bargaining agreement with the Graphic Communications Conference of the International Brotherhood of Teamsters, which represents press operators, expires on July 26, 2014; its agreement with The Newspaper Guild—Communications Workers of America, which represents printers and mailers, expired on October 31, 2012; and its agreement with the International Brotherhood of Teamsters, which represents bundle haulers, has been extended through December 31, 2013.

PNS has approximately 883 full-time employees, of whom about 121 are union-represented. Of the seven collective bargaining agreements covering union-represented employees, two have expired and are being renegotiated. One collective bargaining agreement will expire in 2013.

PNM has approximately 318 full-time and 128 part-time employees.

The parent Company has approximately 115 full-time employees. Each of the following—The Slate Group, FP Group, Social Code, Robinson Terminal Warehouse LLC, Greater Washington Publishing LLC, Express Publications Company and El Tiempo Latino—employs fewer than 100 persons. None of these units’ employees is represented by a union.

Celtic has approximately 245 full-time and 45 part-time employees, none of whom is represented by a union.

Forward-Looking Statements

All public statements made by the Company and its representatives that are not statements of historical fact, including certain statements in this Annual Report on Form 10-K and elsewhere in the Company’s 2012 Annual Report to Stockholders, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include comments about the Company’s business strategies and objectives, the prospects for growth in the Company’s various business operations and the Company’s future financial performance. As with any projection or forecast, forward-looking statements are subject to various risks and uncertainties, including the risks and uncertainties described in Item 1A of this Annual Report on Form 10-K, that could cause actual results or events to differ materially from those anticipated in such statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by or on behalf of the Company. The Company assumes no obligation to update any forward- looking statement after the date on which such statement is made, even if new information subsequently becomes available.

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

To maintain Title IV eligibility, each group of schools combined into an OPEID unit must comply with the extensive statutory and regulatory requirements of the Higher Education Act and other laws relating to its financial aid management, educational programs, financial strength, facilities, recruiting practices and various other matters. Failure to comply with these requirements could result in the loss or limitation of the eligibility of one or more of the KHE schools to participate in Title IV programs, a requirement to pay fines or to repay Title IV program funds, a denial or refusal by the DOE to consider a school’s application for renewal of its certification to participate in the Title IV programs or for approval to add a new campus or education program, requiring the submission of a letter of credit, civil or criminal penalties or other sanctions. No assurance can be given that the Kaplan schools and programs currently participating in Title IV programs will maintain their Title IV eligibility, accreditation and state authorization in the future or that the DOE might not successfully assert that one or more of such schools or programs have previously failed to comply with Title IV requirements. The loss of Title IV eligibility by either (1) the single OPEID unit that includes Kaplan University or (2) a combination of other OPEID units would have a material adverse effect on Kaplan’s operating results.

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

•      Reductions in the Amount of Funds Available to Students, Including Under Title IV Programs, in KHE Schools, Changes in the Terms on Which Such Funds Are Made Available or Loss or Limitation of Eligibility to Receive Such Funds, Could Have a Material Adverse Effect on Kaplan’s Business and Operations

During the Company’s 2012 fiscal year, funds provided under the student financial aid programs created under Title IV accounted for approximately $882 million of the revenues of the schools in KHE. Any legislative, regulatory or other development that has the effect of materially reducing the amount of Title IV financial assistance or other funds available to the students of those schools would have a material adverse effect on Kaplan’s business and operations. In addition, any development that has the effect of making the terms on which Title IV financial assistance or other funds are available to students of those schools materially less attractive could have a material adverse effect on Kaplan’s business and operations.

•      Regulatory Changes Could Have a Material Adverse Effect on Kaplan’s Business and Operations

Regulations went into effect on July 1, 2011, relating to various “program integrity” topics. The topics covered in the regulations include, but are not limited to, the following:

•    Revisions to the incentive compensation rule;

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

•    Satisfactory academic progress;

•    Retaking coursework;

•    Return of Title IV funds; and

•    Disbursements of Title IV funds.

The implementation of these regulations required Kaplan to change its practices to comply with these requirements and has increased its administrative costs. The changes to its practices or its inability to comply with the final regulations could have a material adverse effect on Kaplan’s business and results of operations. Moreover, the DOE could implement new regulations or amend existing regulations in a manner that could have a material adverse effect on Kaplan’s business and results of operations.

•      Compliance With Regulations Regarding Incentive Compensation Can Make It Difficult for Kaplan to Attract Students and Retain Qualified Personnel

Under the incentive compensation rule, an institution participating in the Title IV programs may not provide any commission, bonus or other incentive payment to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV funds if such payment is based directly or indirectly on success in securing enrollments or financial aid. On July 1, 2011, regulations went into effect that amended the incentive compensation rule by reducing the scope of permissible payments under the rule and expanding the scope of payments and employees subject to the rule. The Company cannot predict how the DOE will interpret and enforce the revised incentive compensation rule or the full effect the rule will have on the results of KHE. KHE modified some of its compensation practices as a result of the revisions to the incentive compensation rule. These changes to compensation arrangements can make it difficult to attract students and to provide adequate incentives to promote superior job performance and retain qualified personnel, and could have a material adverse effect on Kaplan’s business and results of operations.

•      Potential DOE Rules Regarding Gainful Employment Could Have a Material Adverse Effect on Kaplan’s Business and Operations

In June 2011, the DOE issued final regulations that tie an education program’s Title IV eligibility to whether the program leads to gainful employment. The regulations define an education program that leads to gainful employment as one that complies with gainful employment metrics relating to loan repayment rates of program graduates.

On June 30, 2012, the United States District Court for the District of Columbia overturned most of the final regulations on gainful employment. The DOE is reviewing the details of the Court’s decision in consultation with the Department of Justice and evaluating their plans, which may include an appeal. As a result, the ultimate outcome of gainful employment regulations and their impact on Kaplan’s operations are uncertain. However, if the regulations are reinstated either as originally issued or in some variation thereof, Kaplan’s higher education programs would become subject to gainful employment metrics. This could cause Kaplan to eliminate or limit enrollments in certain educational programs at some or all of its schools, and could have a materially adverse effect on its business and operations.

•      Congressional Examination of For-Profit Education Could Lead to Legislation or Other Governmental Action That May Materially and Adversely Affect Kaplan’s Business

There has been increased attention by Congress on the role that for-profit educational institutions play in higher education, including their participation in Title IV programs and U.S. Department of Defense oversight of tuition assistance for military service members attending for-profit colleges. Beginning in June 2010, the HELP Committee held a series of hearings to examine the for-profit education sector and requested information from various for-profit institutions, including KHE institutions. In July 2012, the Chairman of the HELP Committee issued a final report to conclude the review. The final report included observations and recommendations for federal policy, but did not include or endorse any specific proposed legislation or regulations. The ultimate outcome of the HELP Committee review and any implications to the operation of KHE’s institutions are presently unknown.

Other committees of the Congress have also held hearings into, among other things, the standards and procedures of accrediting agencies, credit hours and program length and the portion of U.S. Federal student financial aid going to for-profit institutions. Several legislators have variously requested the U.S. Government Accountability Office to review and make recommendations regarding, among other things, student recruitment practices; educational quality; student outcomes; the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs; and the percentage of proprietary institutions’ revenue coming from Title IV and other U.S. Federal funding sources. This increased activity, and other current and future activity, may result in legislation, further rulemaking affecting participation in Title IV programs and other governmental actions. In addition, concerns generated by congressional or other activity, or negative media reports, may adversely affect enrollment in for-profit educational institutions.

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

•      The Kaplan Commitment Has Materially Impacted Operating Results and Is Expected to Continue to Do So

In the fourth quarter of 2010, KHE phased in a program called the Kaplan Commitment. Under this program, students of Kaplan University, Kaplan College and other KHE schools enroll in classes for several weeks and assess whether their educational experience meets their needs and expectations before they incur any significant financial obligation. Kaplan also conducts assessments to help determine whether students are likely to be successful in their chosen course of study. Students who choose to withdraw from the program during the risk-free period and students who do not pass the assessment do not have to pay for the coursework.

The Kaplan Commitment program, along with generally lower demand, has resulted in declines in new enrollments in 2012. This program and related initiatives will likely continue to have a significant impact on the future operations of KHE, including student enrollment and retention, tuition revenues, operating income and cash flow. The Kaplan Commitment is expected to continue to have a material impact on Kaplan’s operating results.

•      Student Loan Defaults Could Result in Loss of Eligibility to Participate in Title IV Programs

A school may lose its eligibility to participate in Title IV programs if student defaults on the repayment of Title IV loans exceed specified rates, referred to as “cohort default rates.” The DOE calculates a cohort default rate for each of KHE’s OPEID numbers. The schools in an OPEID number whose cohort default rate exceeds 40% for any single year lose their eligibility to participate in the FFEL and Direct Loan programs effective 30 days after notification from the DOE and for at least two fiscal years, except in the event of a successful adjustment or appeal. The schools in an OPEID number whose cohort default rate equals or exceeds 25% for three consecutive years lose their Title IV eligibility to participate in FFEL, Direct Loan and U.S. Federal Pell Grant programs effective 30 days after notification from the DOE and for at least two fiscal years, except in the event of a successful adjustment or appeal. The schools in an OPEID number whose cohort default rate equals or exceeds 25% in any one of the three most recent fiscal years for which rates have been issued by the DOE may be placed on provisional certification by the DOE. One campus (Pittsburgh) has a two-year rate over 25% for 2010. This is the first year that campus has exceeded the threshold.

The enactment in August 2008 of HEOA (which reauthorized the Higher Education Act) changed the methodology that will be used to calculate cohort default rates for future years. Under the revised law, the period of time for which student defaults are tracked and included in the cohort default rate calculation is extended by a year, which is expected to increase the cohort default rates for most institutions. That change became effective with the calculation of institutions’ cohort default rates for the U.S. Federal fiscal year ending September 30, 2009; those rates were issued by the DOE in 2012. The DOE will not impose sanctions based on rates calculated under this new methodology until rates for three consecutive years have been calculated, which is expected to occur in 2014. Until that time, the DOE will continue to calculate rates under the old method and impose sanctions based on those rates. The revised law also increases the threshold for ending an institution’s participation in certain Title IV programs from 25% to 30% for three consecutive years, effective for three-year cohort default rates issued beginning in fiscal year 2012. The revised law changes the threshold for placement on provisional certification to 30% for two of the three most recent fiscal years for which the DOE has published official three-year cohort default rates. Five KHE campuses OPEIDs have three-year rates over 30%, and no Kaplan OPEID had a three-year rate over 40%.

The loss of Title IV eligibility by either (1) the single OPEID unit that includes Kaplan University or (2) a combination of two or more other OPEID units would have a material adverse effect on Kaplan’s operating results.

•      Title IV Revenues in Excess of U.S. Federally-Set Percentage Could Lead to Loss of Eligibility to Participate in Title IV Programs

Under regulations referred to as the 90/10 rule, a KHE OPEID unit would lose its eligibility to participate in the Title IV programs for a period of at least two fiscal years if it derives more than 90% of its receipts from the Title IV programs for two consecutive fiscal years, commencing with the unit’s first fiscal year that ends after August 14, 2008. Any OPEID reporting unit with receipts from the Title IV programs exceeding 90% for a single fiscal year ending after August 14, 2008, would be placed on provisional certification and may be subject to other enforcement measures. The enactment of the U.S. Federal Ensuring Continued Access to Student Loans Act of 2008 increased student loan limits and the maximum amount of Pell Grants, which could result in an increase in the percentage of KHE’s receipts from Title IV programs. These increases, and any future increases or changes in the 90/10 calculation formula, make it more difficult for institutions to comply with the 90/10 rule. If current trends continue, management estimates that in 2013, 20 of the KHE Campuses’ OPEID units, representing approximately 21% of KHE’s 2012 revenues, could have a 90/10 ratio over 90%.

The loss of Title IV eligibility by either (1) the single OPEID unit that includes Kaplan University or (2) a combination of other OPEID units would have a material adverse effect on Kaplan’s operating results.

•      Failure to Maintain Institutional Accreditation Could Lead to Loss of Ability to Participate in Title IV Programs

KHE’s online university and all of its ground campuses are institutionally accredited by one or another of a number of national and regional accreditors recognized by the DOE. Accreditation by an accrediting agency recognized by the DOE is required for an institution to become and remain eligible to participate in Title IV programs. In March 2011, Kaplan University’s institutional accreditor, HLC, sent Kaplan University a request for information asking for documents and a report detailing Kaplan University’s admissions practices and describing the University’s compliance with HLC Core Components and policies. In addition, in June 2012, the Accrediting Commission of Career Schools and Colleges (ACCSC), a KHE accreditor, issued a notice to three campuses (Baltimore, Dayton and Indianapolis Northwest), to “show cause” as to why their accreditation should not be withdrawn for failure to meet certain student achievement threshold requirements. The loss of accreditation at these or other schools would, among other things, render the affected Kaplan schools and programs ineligible to participate in Title IV programs and would have a material adverse effect on their business and operations.

•      Failure to Maintain Programmatic Accreditation Could Lead to Loss of Ability to Provide Certain Education Programs and Failure to Obtain Programmatic Accreditation May Lead to Declines in Enrollments in Unaccredited Programs

Programmatic accreditation is the process through which specific programs are reviewed and approved by industry-  and program-specific accrediting entities. Although programmatic accreditation is not generally necessary for Title IV eligibility, such accreditation may be required to allow students to sit for certain licensure exams or to work in a particular profession or career. Failure to obtain or maintain such programmatic accreditation may lead schools to discontinue programs that would not provide appropriate outcomes without that accreditation or may lead to a decline in enrollments in programs due to a perceived or real reduction in program value.

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

Some states have sought to assert jurisdiction over online education institutions that offer education services to residents in the state or to institutions that advertise or recruit in the state, notwithstanding the lack of a physical location in the state. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. If KHE is found not to be in compliance with an applicable state regulation and a state seeks to restrict one or more of its business activities within its boundaries, KHE may not be able to recruit or enroll students in that state and may have to cease providing services and advertising in that state.

DOE regulations went into effect on July 1, 2011, that expanded the requirements for an institution to be considered legally authorized in the state in which it is physically located for Title IV purposes. In some cases, the regulations require states to revise their current requirements and/or to license schools in order for institutions to be deemed legally authorized in those states and, in turn, to participate in the Title IV programs. If the states do not amend their requirements where necessary and if schools do not receive approvals where necessary that comply with these requirements, then the institution could be deemed to lack the state authorization necessary to participate in the Title IV programs, which could have a material adverse effect on Kaplan’s business and operations.

In addition, DOE rules currently under judicial review may require institutions offering postsecondary education to students through distance education in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction, as determined by the state, to meet any state requirements for it to legally offer postsecondary distance education in that state. The regulations require an institution to document upon request by the DOE that it has the applicable state approval. As a result, some of KHE’s schools and distance-education programs may be required to obtain additional or revised state authorizations. If KHE is unable to obtain the required approvals, its students in the affected schools or programs may be unable to receive Title IV funds, which could have a material adverse effect on its business and operations.

•      Failure to Correctly Calculate or Timely Return Title IV Funds for Students Who Withdraw Prior to Completing Programs Could Result in a Requirement to Post a Letter of Credit or Other Sanctions

DOE regulations require schools participating in Title IV programs to calculate correctly and return on a timely basis unearned Title IV funds disbursed to students who withdraw from a program of study prior to completion. These funds must be returned in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. Under DOE regulations, failure to make timely returns of Title IV program funds for 5% or more of students sampled in a school’s annual compliance audit could result in a requirement that the school post a letter of credit in an amount equal to 25% of its prior-year returns of Title IV program funds. If unearned funds are not properly calculated and returned in a timely manner, an institution may be subject to monetary liabilities, fines or other sanctions by the DOE that could have a material adverse effect on Kaplan’s results of operations.

•      Failure to Demonstrate Financial Responsibility Could Result in a Requirement to Submit Letters of Credit to the DOE, Loss of Eligibility to Participate in Title IV Programs or Other Sanctions

An institution participating in the Title IV programs must comply with certain measures of financial responsibility under the Higher Education Act and under DOE regulations. Among other things, the applicable regulations require an institution to achieve a composite score of at least 1.5, as calculated under DOE regulations, based on data in annual financial statements submitted to the DOE. If an institution fails to achieve a composite score of 1.5 or fails to comply with other financial responsibility standards, the DOE may place conditions on the institution’s participation in the Title IV programs and may require the institution to submit to the DOE a letter of credit in an amount of at least 10% to 50% of the institution’s annual Title IV participation for its most recent fiscal year. The DOE has measured the compliance of KHE schools, based on the composite score of the division. If one or more of the institutions in KHE fails to meet the composite score standard or any of the other financial responsibility standards, those institutions may be required to post a letter of credit in favor of the DOE and possibly may be subject to other sanctions, including limitation or termination of their participation in Title IV programs. A requirement to post a letter of credit or the imposition of any one or more other sanctions by the DOE could have a material adverse effect on Kaplan’s results of operations.

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

•      Failure to Obtain Regulatory Approval of Transactions Involving a Change of Control May Result in Loss of Ability to Operate Schools or to Participate in U.S. Federal Student Financial Aid Programs

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

The HELP Committee hearings, along with other recent investigations and lawsuits, have included allegations of, among other things, deceptive trade practices, false claims against the U.S. and noncompliance with state and DOE regulations. These allegations have attracted significant adverse media coverage. Allegations against the overall student lending and postsecondary education sectors may impact general public perceptions of private-sector educational institutions, including Kaplan, in a negative manner. Adverse media coverage regarding other educational institutions or regarding Kaplan directly could damage Kaplan’s reputation, reduce student demand for Kaplan programs, adversely impact its revenues and operating profit or result in increased regulatory scrutiny.

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

The Company’s computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses and other security threats. The Company has expended, and will continue to expend, significant resources to protect against the threat of security breaches, but its systems may still be vulnerable to these threats. A user who circumvents security measures could misappropriate proprietary information or cause disruptions or malfunctions in operations. Any of these events could have a material adverse effect on the Company’s business and results of operations.

▪  Failure to Successfully Assimilate Acquired Businesses Could Negatively Affect Kaplan’s Business

The Company’s Kaplan subsidiary has historically been an active acquirer of businesses that provide educational services. Although during 2012 Kaplan only completed three acquisitions, historically it has acquired several businesses each year, and we expect that trend to continue. Acquisitions involve various inherent risks and uncertainties, including difficulties in efficiently integrating the service offerings, accounting and other administrative systems of an acquired business; the challenges of assimilating and retaining key personnel; the consequences of diverting the attention of senior management from existing operations; the possibility that an acquired business does not meet or exceed the financial projections that supported the purchase price; and the possible failure of the due diligence process to identify significant business risks or undisclosed liabilities associated with the acquired business. A failure to effectively manage growth and integrate acquired businesses could have a material adverse effect on Kaplan’s operating results.

•      Difficulties of Managing Foreign Operations Could Negatively Affect Kaplan’s Business

Kaplan has operations and investments in a growing number of foreign countries, including Canada, Mexico, the U.K., Ireland, France, Australia, New Zealand, Singapore, India and China. Operating in foreign countries presents a number of inherent risks, including the difficulties of complying with unfamiliar laws and regulations, effectively managing and staffing foreign operations, successfully navigating local customs and practices, preparing for potential political and economic instability and adapting to currency exchange rate fluctuations. Failure to effectively manage these risks could have a material adverse effect on Kaplan’s operating results.

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

•      Failure to Comply with Regulations Applicable to International Operations Could Negatively Impact Kaplan’s Business

Kaplan is subject to a wide range of regulations relating to its international operations. These include domestic laws such as the U.S. Foreign Corrupt Practices Act, as well as the local regulatory schemes of the countries in which Kaplan operates. Compliance with these regulations requires utmost vigilance. Failure to comply can result in the imposition of significant penalties or revocation of Kaplan’s authority to operate in the applicable jurisdiction, each of which could have a material adverse effect on Kaplan’s operating results.

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

•      Changes in the Nature and Extent of Government Regulations of Television Broadcasting, Cable Television and VoIP Services

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

•      Potential Liability for Intellectual Property Infringement Could Adversely Affect the Company’s Businesses

The Company periodically receives claims from third parties alleging that the Company’s businesses infringe the intellectual property rights of others. It is likely that the Company will continue to be subject to similar claims, particularly as they relate to its media and cable businesses. For example, providers of services similar to those offered by Cable ONE have been the target of patent infringement claims from time to time, relating to such matters as cable system architecture, electronic program guides, cable modem technology and VoIP services. Other parts of the Company’s business could also be subject to such claims. Addressing intellectual product claims is a time-consuming and expensive endeavor, regardless of the merits of the claims. In order to resolve such a claim, the Company could determine the need to change its method of doing business, enter into a licensing agreement or incur substantial monetary liability. It is also possible that one of the Company’s businesses could be enjoined from using the intellectual property at issue, causing it to significantly alter its operations. Although the Company cannot predict the impact at this time, if any such claims are successful, then the outcome would likely affect the businesses utilizing the intellectual property at issue and could have a material adverse effect on those businesses’ operating results or prospects.

•      Failure to Comply With Privacy Laws or Regulations Could Have an Adverse Effect on the Company’s Business

Various federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. This area of the law is evolving, and interpretations of applicable laws and regulations differ. Legislative activity in the privacy area may result in new laws that are relevant to the Company’s operations, for example, use of consumer data for marketing or advertising. Claims of failure to comply with the Company’s privacy policies or applicable laws or regulations could form the basis of governmental or private-party actions against the Company. Such claims and actions may cause damage to the Company’s reputation and could have an adverse effect on the Company’s business.

•      Changes in the Cost or Availability of Raw Materials, Particularly Newsprint

The Company’s newspaper publishing businesses collectively spend significant amounts each year on newsprint. Increases in the cost of newsprint or significant disruptions in the supply of newsprint could have a material adverse effect on the operating results of the Company’s newspaper publishing businesses.

•      Extensive Regulation of Health Care Industry Could Adversely Affect Celtic’s Business and Results of Operations

The home health and hospice industries are subject to extensive federal, state and local laws with regulations affecting matters including licensure and certification, quality of services, qualifications of personnel, confidentiality and security of medical records, relationships with physicians and other referral sources, operating policies and procedures, and billing and coding practices. These laws and regulations and the manner in which they are interpreted are subject to change. The Affordable Care Act and the overall trend toward cost containment could result in insurers lowering payment rates, limiting service coverage and engaging in other measures to reduce costs. Reimbursement for services by third-party payers including Medicare, Medicaid and private health insurance providers, may not be available or may be reduced as a result of changing regulations and policies. Managed-care organizations, hospitals, physician practices and other third-party payers continue to consolidate in response to the evolving regulatory environment, thereby enhancing their ability to influence the delivery of health care services and decreasing the number of organizations serving patients. This consolidation could adversely impact Celtic’s business if it is unable to maintain its ability to participate in established networks. Changes in existing laws or regulations, in their interpretation and enforcement, and the enactment of new laws or regulations could have a material adverse effect on Celtic’s business operations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Directly or through its subsidiaries, Kaplan owns a total of eight properties: a 30,000-square-foot, six-story building located at 131 West 56th Street in New York City, which serves as an education center primarily for international students; a redeveloped 47,410-square-foot, four-story brick building in Lincoln, NE, which is used by Kaplan University; a 4,000-square-foot office condominium in Chapel Hill, NC, which it utilizes for its KTP business; a 15,000-square-foot, three-story building in Berkeley, CA, used for its KTP and English-language businesses; a 131,000-square-foot, five-story brick building in Manchester, NH, used by Hesser College; a 25,000-square-foot building in Hammond, IN, used by Kaplan Career College (formerly Sawyer College); a 45,000-square-foot, three-story brick building in Houston, TX, used by the Texas School of Business; and an 18,000-square-foot building in Dayton, OH, which is currently being marketed for sale. Kaplan, Inc. and Kaplan University maintain corporate offices, together with a data center, call center and employee-training facilities, in two 97,000-square-foot leased buildings located on adjacent lots in Fort Lauderdale, FL. Both of those leases will expire in 2017. KHE leases 76,500 square feet of corporate office space in Chicago, IL, for a lease term that expires in 2022. As of December 31, 2012, this location has been entirely subleased through the remainder of the lease term. In December 2008, Kaplan University entered into an agreement to lease a two-story, 124,500-square-foot building in Orlando, FL, to house an additional support center. Kaplan is currently marketing 47,000 square feet for sublease in the Orlando facility. In June 2009, Kaplan, Inc. and KHE began sharing corporate office space in a 78,000-square-foot office building in Alpharetta, GA, under a lease that expires in 2019. In October 2009, Kaplan University entered into an agreement to lease 88,800 square feet of corporate office space in Plantation, FL. This lease expires in 2021. In December 2010, Kaplan, Inc. and its New York-based KTP business relocated to consolidated space at 395 Hudson Street, occupying two floors and approximately 159,540 square feet of space. Overseas, Dublin Business School’s facilities in Dublin, Ireland, are located in six buildings aggregating approximately 83,000 square feet of space that are rented under leases expiring between 2016 and 2029. Kaplan Publishing has an office and distribution warehouse in Wokingham, Berkshire, U.K., of 27,000 square feet, under a lease expiring in 2016. Kaplan Financial’s largest leaseholds are office and instructional space in London, U.K., of 33,000 square feet (expiring in 2033), 21,500 square feet (expiring in 2015) and 35,800 square feet (comprising seven separate leases, expiring in 2015); office and instructional space in Birmingham, U.K., of 23,600 square feet (expiring in 2017); office and instructional space in Manchester, U.K., of 26,900 square feet (comprising five separate leases, expiring in 2022); office and instructional space in Wales, U.K., of 34,000 square feet (on an open-ended lease with termination on 12 months’ notice); and office and instructional space in Singapore of 67,000 square feet (comprising two separate leases, expiring in 2013), 101,700 square feet (comprising two separate leases, expiring in 2019) and 51,000 square feet (comprising two separate leases, expiring in 2015). Kaplan Law School has 20,200 square feet of space in London, U.K. (comprising four separate leases, expiring in 2017). In addition, Kaplan has entered into two separate leases in Glasgow, Scotland, for 58,000 square feet and 22,400 square feet, respectively, of dormitory space that were constructed and opened to students in 2012. These leases will expire in 2032. In addition, Kaplan has signed an agreement for the lease of approximately 143,000 square feet of dormitory space as the main tenant of a new student residential building to be constructed in Nottingham, U.K., which is expected to be completed in 2014. In Australia, Carrick leases three locations in Melbourne with an aggregate of approximately 118,600 square feet, two locations in Sydney with an aggregate of 113,200 square feet, two locations in Adelaide with an aggregate of 27,200 square feet; and one location in Brisbane with an aggregate of 39,000 square feet. These leases expire at various times from 2013 through 2021. Bradford College, in Adelaide, Australia, leases a 23,200-square-foot facility, whose lease expires in 2020. All other Kaplan facilities in the U.S. and overseas (including administrative offices and instructional locations) occupy leased premises that are for less space than those listed above.

The headquarters offices of Cable ONE are located in a three-story office building in Phoenix, AZ, that was purchased by Cable ONE in 1998. Cable ONE purchased an adjoining two-story office building in 2005; that building is currently unused. In 2012, Cable ONE purchased a six-story office building in Phoenix, which it is renovating, and plans to use as its new corporate headquarters. The majority of the offices and head-end facilities of the division’s individual cable systems are located in buildings owned by Cable ONE. Most of the tower sites used by the division are leased. In addition, the division houses call-center operations in 60,000 square feet of rented space in Phoenix under a lease that will expire in 2013 (but was renewed in part in 2012). A portion of that call-center operation will relocate to the new headquarters building.

WP Company owns the principal offices of the Post in downtown Washington, DC, including both a seven-story building in use since 1950 and a connected nine-story office building, on contiguous property, completed in 1972, in which the Company’s principal executive offices are located. WP Company also owns and occupies a small office building on L Street that is connected to the Post’s office building. Additionally, WP Company owns land on the corner of 15th and L Streets, NW, in Washington, DC, adjacent to the Post’s office building. This land is leased on a long-term basis to the owner of a multistory office building that was constructed on the site in 1982.

WP Company owns a printing plant in Fairfax County, VA, which was built in 1980 and expanded in 1998. That facility is located on 19 acres of land owned by WP Company.

The Daily Herald Company owns its plant and office building in Everett, WA; it also owns two warehouses and a small rental building adjacent to its plant. These properties are being marketed for sale.

PNM owns a two-story combination office building and printing plant on a seven-acre plot in Laurel, MD. PNM also owns a one-story brick building in St. Mary’s County, MD, used by editorial and sales staff, and office space in Montgomery and Charles counties, MD. In addition, PNM leases editorial and sales office space in Frederick and Calvert counties, MD, and Fairfax County, VA.

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

Robinson Terminal Warehouse LLC (Robinson), a wholly-owned subsidiary of the Company, owns two wharves and several warehouses in Alexandria, VA. These facilities, which are adjacent to the business district and occupy approximately seven acres of land, are being marketed for sale. Robinson also owns two partially developed tracts of land in Fairfax County, VA, aggregating about 20 acres. These tracts are near the Post’s Virginia printing plant and include several warehouses. Robinson also owns 23 acres of undeveloped land on the Potomac River in Charles County, MD.

WP Company has assumed the lease of approximately 85,000 square feet of office space in Arlington, VA, that will expire in 2015. The space has been subleased. WP Company also leases office space in New York City, Chicago, Los Angeles and San Francisco. The Slate Group leases office space in Washington, DC. Social Code leases office space in Washington, DC; New York City; San Francisco, CA; and Seattle, WA.

Greater Washington Publishing’s offices are located in leased space in Vienna, VA; El Tiempo Latino’s offices are located in leased space in Arlington, VA.

Celtic’s headquarters office is located in leased space in Mars, PA. This lease expires in 2017. In addition to its headquarters, Celtic leases ten small office spaces in its various service territories: Carlisle, PA; Perryopolis, PA; Harrisburg, PA; Kingston, PA; New Castle, PA; Rockville, MD; and Owings Mills, MD. Celtic also leases space for hospice inpatient units in Dunmore, PA, and Wilkes-Barre, PA.

Item 3. Legal Proceedings.

A purported class-action complaint was filed against the Company, Donald E. Graham and Hal S. Jones on October 28, 2010, in the U.S. District Court for the District of Columbia, by the Plumbers Local #200 Pension Fund. The complaint alleged that the Company and certain of its officers made materially false and misleading statements or failed to disclose material facts relating to KHE, in violation of the U.S. Federal securities laws. The complaint sought damages, attorneys’ fees, costs and equitable/injunctive relief. The Company moved to dismiss the complaint, and on December 23, 2011, the court granted the Company’s motion and dismissed the case with prejudice. On January 25, 2012, the Plaintiff filed a motion seeking leave to amend or alter that final judgment, which the court granted in part on March 13, 2012, by allowing the Plaintiff to file an amended complaint. On May 11, 2012, the Company moved to dismiss the amended complaint. The parties await a ruling on the motion to dismiss.

On February 6, 2008, a purported class-action lawsuit was filed in the U.S. District Court for the Central District of California by purchasers of BAR/BRI bar review courses, from July 2006 onward, alleging antitrust claims against Kaplan and West Publishing Corporation, BAR/BRI’s former owner. On April 10, 2008, the court granted defendants’ motion to dismiss, a decision that was reversed by the Ninth Circuit Court of Appeals on November 7, 2011. The Ninth Circuit also referred the matter to a mediator for the purpose of exploring a settlement. In the fourth quarter of 2012, the parties reached a comprehensive agreement to settle the matter. The settlement is expected to be presented to the District Court for approval in the first quarter of 2013.

On or about January 17, 2008, an Assistant U.S. Attorney in the Civil Division of the U.S. Attorney’s Office for the Eastern District of Pennsylvania contacted KHE’s CHI-Broomall campus and made inquiries about the Surgical Technology program, including the program’s eligibility for Title IV U.S. Federal financial aid, the program’s student loan defaults, licensing and accreditation. Kaplan responded to the information requests and fully cooperated with the inquiry. The DOE also conducted a Program Review at the CHI-Broomall campus, and Kaplan likewise cooperated with the Program Review. On July 22, 2011, the U.S. Attorney’s Office for the Eastern District of Pennsylvania announced that it had entered into a comprehensive settlement agreement with Kaplan that resolved the U.S. Attorney’s inquiry, provided for the conclusion of the DOE’s program review and also settled a previously sealed U.S. Federal False Claims Act (False Claims Act) complaint that had been filed by a former employee of the CHI-Broomall campus. The total amount of all required payments by CHI-Broomall under the agreements was $1.6 million. Pursuant to the comprehensive settlement agreement, the U.S. Attorney inquiry has been closed, the False Claims Act complaint (United States of America ex rel. David Goodstein v. Kaplan, Inc. et al.) was dismissed with prejudice, and the DOE will issue a final program review determination. At this time, Kaplan cannot predict the contents of the pending final program review determination or the ultimate impact the proceedings may have on the CHI-Broomall campus or the KHE business generally.

Several Kaplan subsidiaries were or are subject to four other unsealed cases filed by former employees that include, among other allegations, claims under the False Claims Act relating to eligibility for Title IV funding. The U.S. Government declined to intervene in all cases, and, as previously reported, court decisions in 2011 either dismissed the cases in their entirety or narrowed the scope of their allegations. The four cases are captioned: United States of America ex rel. Carlos Urquilla-Diaz et al.  v. Kaplan University et al. (unsealed March 25, 2008); United States of America ex rel. Jorge Torres v. Kaplan Higher Education Corp. (unsealed April 7, 2008); United States of America ex rel. Victoria Gatsiopoulos et al. v. ICM School of Business & Medical Careers et al. (unsealed September 2, 2008); and United States of America ex rel. Charles Jajdelski v. Kaplan Higher Education Corp. et al. (unsealed January 6, 2009).

On August 17, 2011, the U.S. District Court for the Southern District of Florida issued a series of rulings in the Diaz case, which included three separate complaints: Diaz, Wilcox and Gillespie. The court dismissed the Wilcox complaint in its entirety; dismissed all False Claims Act allegations in the Diaz complaint, leaving only an individual employment claim; and dismissed in part the Gillespie complaint, thereby limiting the scope and time frame of its False Claims Act allegations regarding compliance with the U.S. Federal Rehabilitation Act. On October 31, 2012, the court entered summary judgment in favor of the Company as to the sole remaining employment claim in the Diaz complaint. The Gillespie complaint is proceeding to the discovery and dispositive motion phases.

On August 23, 2011, the U.S. District Court for the Southern District of Florida dismissed the Torres complaint in its entirety and entered a final judgment in favor of Kaplan. That case was appealed to the U.S. Court of Appeals for the Eleventh Judicial Circuit, but the appeal was subsequently dismissed for want of prosecution.

On August 9, 2011, the U.S. District Court for the Southern District of Florida granted in part Kaplan’s motion to dismiss the Gatsiopoulos complaint, which limited the allegations in that case to alleged violations of U.S. Federal incentive compensation regulations and so-called “70 percent rules,” and an individual employment claim and limited the time frame applicable to these claims. Thereafter, the relators voluntarily dismissed the “false claims” allegations and the remaining employment claim was settled. The case was dismissed in the first quarter of 2012.

On July 7, 2011, the U.S. District Court for the District of Nevada dismissed the Jajdelski complaint in its entirety and entered a final judgment in favor of Kaplan. On February 13, 2013, the U.S. Circuit Court for the Ninth Judicial Circuit affirmed the dismissal in part, and reversed the dismissal on one allegation under the False Claims Act relating to eligibility for Title IV funding based on claims of false attendance. Kaplan is evaluating the decision and its options for next steps, including seeking a re-hearing in the appellate court.

On October 21, 2010, Kaplan Higher Education Corporation received a subpoena from the office of the Florida Attorney General. The subpoena sought information pertaining to the online and on-campus schools operated by KHE in and outside of Florida. KHE has cooperated with the Florida Attorney General and provided the information requested in the subpoena. Although KHE may receive further requests for information from the Florida Attorney General, there has been no such further correspondence to date. The Company cannot predict the outcome of this inquiry.

On December 21, 2010, the U.S. Equal Employment Opportunity Commission filed suit against Kaplan Higher Education Corporation in the U.S. District Court for the Northern District of Ohio alleging racial bias by Kaplan in requesting credit scores of job applicants seeking financial positions. In March 2011, the court granted in part the Company’s motion to dismiss the complaint. On January 28, 2013, the court entered summary judgment in favor of Kaplan Higher Education Corporation and against the EEOC, terminating the case in its entirety. The EEOC will have 60 days in which to file an appeal.

On February 7, 2011, Kaplan Higher Education Corporation received a Civil Investigative Demand from the Office of the Attorney General of the State of Illinois. The demand primarily sought information pertaining to Kaplan University’s online students who are residents of Illinois. KHE has cooperated with the Illinois Attorney General and provided the requested information. Although KHE may receive further requests for information from the Illinois Attorney General, there has been no such further correspondence to date. The Company cannot predict the outcome of this inquiry.

On April 30, 2011, Kaplan Higher Education Corporation received a Civil Investigative Demand from the Office of the Attorney General of the State of Massachusetts. The demand primarily sought information pertaining to KHE Campuses’ students who are residents of Massachusetts. KHE has cooperated with the Massachusetts Attorney General and provided the requested information. Although KHE may receive further requests for information from the Massachusetts Attorney General, there has been no such further correspondence to date. The Company cannot predict the outcome of this inquiry.

On July 20, 2011, Kaplan Higher Education Corporation received a subpoena from the Office of the Attorney General of the State of Delaware. The demand primarily sought information pertaining to Kaplan University’s online students and KHE Campuses’ students who are residents of Delaware. KHE has cooperated with the Delaware Attorney General and provided the information requested in the subpoena. Although KHE may receive further requests for information from the Delaware Attorney General, there has been no such further correspondence to date. The Company cannot predict the outcome of this inquiry.

The Company and its subsidiaries are also subject to complaints and administrative proceedings and are defendants in various other civil lawsuits that have arisen in the ordinary course of their businesses, including contract disputes; actions alleging negligence, libel, invasion of privacy; trademark, copyright and patent infringement; False Claims Act violations; violations of applicable wage and hour laws; and statutory or common law claims involving current and former students and employees. While it is not possible to predict the outcomes of these lawsuits, in the opinion of management, their ultimate dispositions should not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

The Company’s Class B Common Stock is traded on the New York Stock Exchange under the symbol “WPO.” The Company’s Class A Common Stock is not publicly traded.

The high and low sales prices of the Company’s Class B Common Stock during the last two years were:

	2012		2011
Quarter	High	Low	High	Low
January–March	$405	$364	$456	$402
April–June	391	328	454	404
July–September	381	328	430	310
October–December	383	328	394	309

At January 31, 2013, there were 28 holders of record of the Company’s Class A Common Stock and 736 holders of record of the Company’s Class B Common Stock.

Dividend Information

Both classes of the Company’s Common Stock participate equally as to dividends. Quarterly dividends were paid at the rate of $2.45 and $2.35 per share during 2012 and 2011, respectively. In December 2012, the Company declared and paid an accelerated cash dividend totaling $9.80 per share of outstanding common stock, in lieu of regular quarterly dividends that the Company otherwise would have declared and paid in calendar year 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table and the footnote thereto set forth certain information as of December 31, 2012, concerning compensation plans of the Company under which equity securities of the Company are authorized to be issued.

Number of Securities
	Number of Securities		Remaining Available for
	to Be Issued Upon	Weighted Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	125,694	$478.32	225,981
Equity compensation plans not approved by security holders	―	―	―
Total	125,694	$478.32	225,981

____________

This table does not include information relating to restricted stock grants awarded under The Washington Post Company Incentive Compensation Plan, which plan has been approved by the stockholders of the Company. At December 31, 2012, there were 17,825 shares of restricted stock outstanding under the 2009–2012 Award Cycle, 29,568 shares of restricted stock outstanding under the 2011–2014 Award Cycle, and 54,220 shares of restricted stock outstanding under the 2012–2016 Award Cycle that had been awarded to employees of the Company and its subsidiaries under that Plan. In addition, the Company has from time to time awarded special discretionary grants of restricted stock to employees of the Company and its subsidiaries. At December 31, 2012, there were a total of 106,304 shares of restricted stock outstanding under special discretionary grants approved by the Compensation Committee of the Board of Directors. At December 31, 2012, a total of 94,138 shares of restricted stock were available for future awards.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended December 31, 2012, the Company purchased shares of its Class B Common Stock as set forth in the following table:

	Total Number	Average	Total Number of Shares	Maximum Number of Shares That
	of Shares	Price Paid	Purchased as Part of	May Yet Be Purchased
Period	Purchased	per Share	Publicly Announced Plan*	Under the Plan*
Oct. 1 - Oct. 31, 2012	―	$ ―	―	208,924
Nov. 1 - Nov. 30, 2012	16,681	338.71	16,681	192,243
Dec. 1 - Dec. 31, 2012	―	―	―	192,243
Total	16,681	$338.71	16,681

____________

* On September 8, 2011, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 750,000 shares of its Class B Common Stock. There is no expiration date for that authorization. All purchases made during the quarter ended December 31, 2012 were open market transactions.

Performance Graph

The following graph is a comparison of the yearly percentage change in the Company’s cumulative total shareholder return with the cumulative total return of the Standard & Poor’s 500 Stock Index, the Standard & Poor’s 1500 Publishing Index and a custom peer group index comprised of education companies. The Standard & Poor’s 500 Stock Index is comprised of 500 U.S. companies in the industrial, transportation, utilities and financial industries and is weighted by market capitalization. The Standard & Poor’s 1500 Publishing Index is comprised of Gannett Co., Inc., The McGraw-Hill

Companies, The Meredith Corporation, The New York Times Company, The E.W. Scripps Company, Scholastic Corporation, Valassis Communications, Inc., John Wiley & Sons, Inc. and The Washington Post Company and also is weighted by market capitalization. The custom peer group of education companies includes American Public Education, Apollo Group Inc., Bridgepoint Education Inc., Capella Education Co., Career Education Corp., Corinthian Colleges, Inc., DeVry Inc., Education Management Corp., ITT Educational Services Inc. and Strayer Education Inc. The Company is using a custom peer index of education companies because the Company is a diversified education and media company. Its largest business is Kaplan, Inc., a leading global provider of educational services to individuals, schools and businesses. The graph reflects the investment of $100 on December 31, 2007, in the Company’s Class B Common Stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s 1500 Publishing Index and the custom peer group index of education companies. For purposes of this graph, it has been assumed that dividends were reinvested on the date paid in the case of the Company and on a quarterly basis in the case of the Standard & Poor’s 500 Index, the Standard & Poor’s 1500 Publishing Index and the custom peer group index of education companies.

December 31	2007	2008	2009	2010	2011	2012
The Washington Post Company	100.00	50.04	57.52	58.70	51.53	52.71
S&P 500 Index	100.00	63.00	79.67	91.68	93.61	108.59
S&P 1500 Publishing Index	100.00	43.92	66.41	71.41	76.32	94.14
Education Peer Group	100.00	106.57	100.39	75.18	76.63	32.61

Item 6. Selected Financial Data.

See the information for the years 2008 through 2012 contained in the table titled “Five-Year Summary of Selected Historical Financial Data,” which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 52 hereof (with only the information for such years to be deemed filed as part of this Annual Report on Form 10-K).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See the information contained under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 52 hereof.

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

Equity Price Risk.  The Company has common stock investments in several publicly traded companies (as discussed in Note 4 to the Company’s Consolidated Financial Statements) that are subject to market price volatility. The fair value of these common stock investments totaled $380.1 million at December 31, 2012.

Interest Rate Risk.  The Company’s long-term debt consists of $400 million principal amount of 7.25% unsecured notes due February 1, 2019 (the Notes). At December 31, 2012, the aggregate fair value of the Notes, based upon quoted market prices, was $481.4 million. An increase in the market rate of interest applicable to the Notes would not increase the Company’s interest expense with respect to the Notes since the rate of interest the Company is required to pay on the Notes is fixed, but such an increase in rates would affect the fair value of the Notes. Assuming, hypothetically, that the market interest rate applicable to the Notes was 100 basis points higher than the Notes’ stated interest rate of 7.25%, the fair value of the Notes at December 31, 2012, would have been approximately $381.1 million. Conversely, if the market interest rate applicable to the Notes was 100 basis points lower than the Notes’ stated interest rate, the fair value of the Notes at such date would have been approximately $419.9 million.

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

Foreign Exchange Rate Risk.  The Company is exposed to foreign exchange rate risk at its Kaplan international operations and its Corporate entity, and the primary exposure relates to the exchange rate between the U.S. dollar and both the British pound and the Australian dollar. This exposure includes British pound and Australian dollar denominated intercompany loans on U.S. based Kaplan entities with a functional currency in U.S. dollars, and the AUD 50 million borrowing. Net unrealized foreign currency gains on intercompany loans and the AUD 50 million borrowing of $3.1 million were recorded in 2012. In 2011, the Company reported unrealized foreign currency losses of $3.3 million. In 2010, the Company reported unrealized foreign currency gains of $6.7 million.

If the values of the British pound and the Australian dollar relative to the U.S. dollar had been 10% lower than the values that prevailed during 2012, the Company’s pre-tax income for fiscal 2012 would have been approximately $15 million lower. Conversely, if such values had been 10% higher, the Company’s reported pre-tax income for fiscal 2012 would have been approximately $15 million higher.

Item 8. Financial Statements and Supplementary Data.

See the Company’s Consolidated Financial Statements at December 31, 2012, and for the periods then ended, together with the report of PricewaterhouseCoopers LLP thereon and the information contained in Note 19 to said Consolidated Financial Statements titled “Summary of Quarterly Operating Results and Comprehensive Income (Unaudited),” which are included in this Annual Report on Form 10-K and listed in the index to financial information on page 52 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President–Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President–Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President–Finance, in a manner that allows timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s report set forth on page 73 is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained under the heading “Executive Officers” in Item 1 hereof and the information contained under the headings “Nominees for Election by Class A Shareholders,” “Nominees for Election by Class B Shareholders,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2013 Annual Meeting of Stockholders is incorporated herein by reference thereto.

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

In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits to this Annual Report on Form 10-K, on June 11, 2012, the Company’s Chief Executive Officer submitted to the New York Stock Exchange the annual certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303A.12(a) of the NYSE Listed Company Manual.

Item 11. Executive Compensation.

The information contained under the headings “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Compensation Committee Report” in the definitive Proxy Statement for the Company’s 2013 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained under the heading “Stock Holdings of Certain Beneficial Owners and Management” in the definitive Proxy Statement for the Company’s 2013 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information contained under the headings “Transactions with Related Persons, Promoters and Certain Control Persons” and “Controlled Company” in the definitive Proxy Statement for the Company’s 2013 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 14. Principal Accounting Fees and Services.

The information contained under the heading “Audit Committee Report” in the definitive Proxy Statement for the Company’s 2013 Annual Meeting of Stockholders is incorporated herein by reference thereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

1.     Financial Statements.  As listed in the index to financial information on page 52 hereof.

2.     Exhibits.   As listed in the index to exhibits on page 121 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2013.

THE WASHINGTON POST COMPANY
(Registrant)

By	/s/ Hal S. Jones
Hal S. Jones
Senior Vice President - Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2013:

Donald E. Graham	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director
Hal S. Jones	Senior Vice President–Finance (Principal Financial Officer)
Wallace R. Cooney	Principal Accounting Officer
Lee C. Bollinger	Director
Christopher C. Davis	Director
Barry Diller	Director
Thomas S. Gayner	Director
Dave Goldberg	Director
Anne M. Mulcahy	Director
Ronald L. Olson	Director
Larry D. Thompson	Director
G. Richard Wagoner, Jr.	Director
Katharine Weymouth	Director

By	/s/ Hal S. Jones
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

OVERVIEW

The Washington Post Company is a diversified education and media company, with education as the largest business. Through its subsidiary Kaplan, Inc., the Company provides extensive worldwide education services for individuals, schools and businesses. The Company also operates principally in three areas of the media industry: cable television, newspaper publishing and television broadcasting. The Company’s business units are diverse and subject to different trends and risks.

The Company’s education division is the largest operating division of the Company, accounting for about 55% of the Company’s consolidated revenues in 2012. The Company has devoted significant resources and attention to this division for many years, given the attractiveness of investment opportunities and growth prospects during this time. In response to student demand levels, Kaplan has formulated and implemented restructuring plans at many of its businesses, resulting in significant costs in order to establish lower cost levels in future periods. These plans will continue to be implemented in 2013, and Kaplan may develop additional restructuring plans as management continues to evaluate Kaplan’s cost structure. Kaplan is organized into the following three operating segments: Kaplan Higher Education (KHE), Kaplan Test Preparation (KTP) and Kaplan International.

KHE is the largest segment of Kaplan, representing 52% of total Kaplan revenues in 2012. KHE’s revenue and operating income were down very substantially in 2012, largely due to enrollment declines arising from generally lower demand, along with significant restructuring activities, including school closures. KHE’s restructuring costs totaled $23.4 million in 2012.

Kaplan International reported revenue growth for 2012 due to several acquisitions and enrollment growth in the English-language and Singapore higher education programs. Kaplan International results improved in 2012 due to strong results in Singapore, despite overall losses from business acquired in 2011. Restructuring costs totaled $16.4 million in 2012.

Operating results for KTP improved in 2012 and KTP generated positive cash flow in 2012, due largely to lower operating expenses from restructuring activities in prior years. Despite this, KTP recorded a $111.6 million impairment charge on goodwill and other long-lived assets due to a slowdown in enrollment growth in the fourth quarter of 2012, KTP operating loss experience for the past three years, and other factors.

Kaplan made three acquisitions in 2012, five acquisitions in 2011 and four acquisitions in 2010. None of these was individually significant.

The cable television division continues to grow in certain service categories and make substantial capital investments. The cable television division continues to experience increased competition from telephony providers and satellite television service providers. Cable telephone subscribers and high-speed data subscribers grew by 3% and 2%, respectively, to approximately 184,500 and 459,200 subscribers, respectively, at the end of 2012. The cable television division’s basic video subscriber base was down in 2012 (decrease of approximately 27,800 subscribers to approximately 593,600 at the end of 2012). The cable television division implemented rate increases for many subscribers in June 2012 as they had not raised rates since June 2009. This rate increase will help the division recover some of the significant programming and retransmission rate increases that it has incurred in recent years.

The Company’s newspaper publishing and television broadcasting divisions derive revenue from advertising and, at the publishing units, circulation and subscriptions. The results of these divisions tend to fluctuate with the overall advertising cycle, among other business factors.

Like many other large metropolitan newspapers, The Washington Post (the Post) has experienced a significant continued downward trend in print advertising revenue over the past several years, including a 14% decline in 2012. This follows an 11% print advertising decline at the Post in 2011 and a 6% decline in 2010. Circulation volume also continued a downward trend, and circulation revenues were down 2% compared to 2011. The Company’s online publishing activities, primarily at washingtonpost.com and The Slate Group, reported a 5% revenue increase in 2012, following an 8% decline in 2011. The Post has implemented many cost-saving initiatives in the past few years, which resulted in significant cost reductions in recent years; however, newspaper publishing division operating results declined in 2012 due primarily to revenue reductions and increased restructuring costs incurred in 2012, offset by an overall reduction in costs.

The Company’s television broadcasting division reported a significant increase in revenues and in operating income in 2012 due primarily to significant political and Olympics-related advertising included in 2012.

The Company generates a significant amount of cash from its businesses that is used to support its operations, pay down debt and fund capital expenditures, share repurchases, dividends, acquisitions and other investments.

RESULTS OF OPERATIONS — 2012 COMPARED TO 2011

Net income attributable to common shares was $131.2 million ($17.39 per share) for the fiscal year ended December 31, 2012, compared to $116.2 million ($14.70 per share) for the fiscal year ended December 31, 2011. Net income includes $83.2 million in income ($11.30 per share) and $28.5 million in losses ($3.60 per share) from discontinued operations for 2012 and 2011, respectively. Income from continuing operations attributable to common shares was $48.0 million ($6.09 per share) for 2012, compared to $144.7 million ($18.30 per share) for 2011. As a result of the Company’s share repurchases, there were 6% fewer diluted average shares outstanding in 2012.

Items included in the Company’s income from continuing operations for 2012 are listed below:

•       $111.6 million noncash goodwill and other long-lived assets impairment charge at KTP (after-tax impact of $81.9 million, or $11.33 per share);

•       $63.7 million in early retirement, severance and other restructuring charges at the education and newspaper publishing divisions (after-tax impact of $45.5 million, or $6.18 per share);

•       an $18.0 million write-down of a marketable equity security (after-tax impact of $11.2 million, or $1.54 per share);

•       a $5.8 million gain on the sale of a cost method investment (after-tax impact of $3.7 million, or $0.48 per share); and

•       $3.1 million in non-operating unrealized foreign currency gains (after-tax impact of $2.0 million, or $0.27 per share).

Items included in the Company’s income from continuing operations for 2011 are listed below:

•       $31.3 million in severance and other restructuring charges at the education and newspaper publishing divisions (after-tax impact of $19.4 million, or $2.46 per share);

•       a $9.2 million impairment charge at one of the Company’s affiliates (after-tax impact of $5.7 million, or $0.72 per share);

•       a $53.8 million write-down of a marketable equity security (after-tax impact of $34.6 million, or $4.34 per share); and

•       $3.3 million in non-operating unrealized foreign currency losses (after-tax impact of $2.1 million, or $0.26 per share).

Revenue for 2012 was $4,017.7 million, down 3% from $4,131.1 million in 2011. Revenues were down at the education and newspaper publishing divisions, partially offset by increases at the television broadcasting and cable television divisions.

In 2012, education revenue decreased 9%, advertising revenue increased 4%, circulation and subscriber revenue increased 2% and other revenue increased 36%. Revenue declines at Kaplan accounted for the decrease in education revenue. The increase in advertising revenue is due to increased television broadcasting revenue, offset by a decline at the newspaper publishing division. Subscriber revenue increased at the cable television division, but circulation revenue declined at the Post. The increase in other revenue is largely due to higher sales at Social Code.

Operating costs and expenses for the year increased 2% to $3,873.1 million in 2012, from $3,805.3 million in 2011. Excluding the noncash goodwill and other-long lived assets impairment charge at Kaplan, overall costs at Kaplan declined in 2012, and expenses were lower at the newspaper publishing division. This was offset by increased costs at the television broadcasting and cable television divisions, along with higher expenses in other businesses.

Operating income for 2012 decreased to $144.5 million, from $325.9 million in 2011. Operating results declined at all of the Company’s divisions, except for the television broadcasting division.

DIVISION RESULTS

Education Division.  Education division revenue in 2012 totaled $2,196.5 million, a 9% decline from $2,404.5 million in 2011. Excluding revenue from acquired businesses, education division revenue declined 10% in 2012. Kaplan reported an operating loss of $105.4 million for 2012, compared to operating income of $96.3 million in 2011. Kaplan’s 2012 operating results were adversely impacted by a significant decline in KHE results; a $111.6 million noncash goodwill and other long-lived assets impairment charge related to KTP; and $45.2 million in restructuring costs. These were offset by improved results at KTP and Kaplan International.

In response to student demand levels, Kaplan has formulated and implemented restructuring plans at its various businesses that have resulted in significant costs in 2012 and 2011, with the objective of establishing lower cost levels in future periods. Across all businesses, restructuring costs totaled $45.2 million in 2012 and $28.9 million in 2011. Kaplan currently expects to incur approximately $25 million in additional restructuring costs in 2013 at KHE and Kaplan International in conjunction with completing these restructuring plans. Kaplan may also incur additional restructuring charges in 2013 as the Company continues to evaluate its cost structure.

A summary of Kaplan’s operating results for 2012 compared to 2011 is as follows:

(in thousands)	2012	2011	% Change
Revenue
Higher education	$1,149,407	$1,399,583	(18)
Test preparation	284,252	303,093	(6)
Kaplan international	764,184	704,581	8
Kaplan corporate	4,645	4,585	1
Intersegment elimination	(5,992)	(7,383)	―
	$2,196,496	$2,404,459	(9)
Operating Income (Loss)
Higher education	$27,245	$148,915	(82)
Test preparation	(10,799)	(28,498)	62
Kaplan international	49,069	41,506	18
Kaplan corporate	(42,617)	(45,100)	6
Amortization of intangible assets	(17,719)	(19,417)	9
Impairment of goodwill and other long-lived assets	(111,593)	―	―
Intersegment elimination	1,046	(1,120)	―
	$(105,368)	$96,286	―

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

In September 2012, KHE announced a plan to consolidate its market presence at certain of its fixed-facility campuses. Under this plan, KHE has ceased new enrollments at nine ground campuses as it considers alternatives for these locations and is in the process of consolidating operations of four other campuses into existing, nearby locations. Revenues at these campuses represent approximately 4% of KHE’s total revenues. In the fourth quarter of 2012, KHE also began implementing plans to consolidate facilities and reduce workforce at its online programs. In connection with these and other plans, KHE incurred $23.4 million in restructuring costs from accelerated depreciation, and severance and lease obligations in 2012.

In 2012, KHE revenue declined 18% due largely to declines in average enrollments that reflect weaker market demand over the past year. Operating income decreased 82% for 2012. These declines were due primarily to lower revenue, a decline in operating results from campuses planned for closure and significant restructuring costs noted above that exceed similar charges in 2011. Offsetting the declines were expense reductions associated with lower enrollments and recent restructuring efforts.

New student enrollments at Kaplan University and KHE Campuses decreased 1% in 2012. Total students at December 31, 2012 were down 12% compared to December 31, 2011, as follows:

	As of December 31,
	2012	2011	% Change
Kaplan University	44,371	50,190	(12)
KHE Campuses	21,099	24,360	(13)
	65,470	74,550	(12)

Kaplan University students included 5,625 and 5,799 campus-based students as of December 31, 2012 and 2011, respectively.

Kaplan University and KHE Campuses enrollments at December 31, 2012 and 2011, by degree and certificate programs, are as follows:

	As of December 31,
	2012	2011
Certificate	23.2%	23.6%
Associate’s	29.1%	30.3%
Bachelor’s	33.8%	34.6%
Master’s	13.9%	11.5%
	100.0%	100.0%

KTP includes Kaplan’s standardized test preparation and tutoring offerings. KTP revenue declined 6% in 2012. Enrollment increased 11% for the fiscal year 2012 driven by strength in pre-college, nursing and bar review programs. Enrollment increases were offset by competitive pricing pressure and a continued shift in demand to lower priced online test preparation offerings. The improvement in KTP operating results in 2012 is largely a result of lower operating expenses due to restructuring activities in prior years, including $12.5 million in total KTP restructuring costs recorded in 2011.

While overall results improved at KTP in 2012, Kaplan recorded a $111.6 million noncash goodwill and other long-lived assets impairment charge in connection with KTP in the fourth quarter of 2012. This impairment charge was determined as part of the Company’s annual goodwill and intangible assets impairment testing based on KTP operating losses for the past three years and a recent slowdown in enrollment growth. KTP produced positive cash flow from operations in 2012.

Kaplan International includes English-language programs, and postsecondary education and professional training businesses outside the United States. In May 2011, Kaplan Australia acquired Franklyn Scholar and Carrick Education Group, national providers of vocational training and higher education in Australia. In June 2011, Kaplan acquired Structuralia, a provider of e-learning for the engineering and infrastructure sector in Spain. Kaplan International revenue increased 8% in 2012. Excluding revenue from acquired businesses, Kaplan International revenue increased 4% in 2012 due to enrollment growth in the English-language and Singapore higher education programs.

Kaplan International operating income increased in 2012 due largely to strong results in Singapore, offset by combined losses from businesses acquired in 2011. These losses occurred primarily at certain businesses in Australia where Kaplan has been consolidating and restructuring its businesses to optimize operations. Restructuring costs at Kaplan International totaled $16.4 million in 2012. These restructuring costs were largely in Australia and included lease obligations, accelerated depreciation and severance charges.

Corporate represents unallocated expenses of Kaplan, Inc.’s corporate office and other minor shared activities.

In the fourth quarter of 2012, $2.6 million in restructuring costs is included in amortization of intangible assets, largely from accelerated intangible asset amortization associated with changes to business operations in Australia.

Cable Television Division.  Cable television division revenue for 2012 increased 4% to $787.1 million, from $760.2 million in 2011. The revenue results reflect continued growth of the division’s Internet and telephone service revenues and rate increases for many subscribers in June 2012, offset by a decline in basic video subscribers.

Cable television division operating income in 2012 decreased 1% to $154.6 million, from $156.8 million in 2011. The cable television division’s operating income for 2012 declined primarily due to increased programming and depreciation costs, offset partially by increased revenues. Operating margin at the cable television division was 20% in 2012 and 21% in 2011.

At December 31, 2012, Primary Service Units (PSUs) were down 1% from the prior year due to a decline in basic video subscribers, offset by growth in high-speed data and telephony subscribers. A summary of PSUs is as follows:

	As of December 31,
	2012	2011
Basic video	593,615	621,423
High-speed data	459,235	451,082
Telephony	184,528	179,989
Total	1,237,378	1,252,494

PSUs include about 6,000 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by various franchise agreements.

Below are details of the cable television division’s capital expenditures for 2012 and 2011 in the NCTA Standard Reporting Categories:

(in thousands)	2012	2011
Customer premise equipment	$43,629	$53,139
Commercial	4,549	3,487
Scaleable infrastructure	24,048	34,748
Line extensions	5,997	6,318
Upgrade/rebuild	16,957	12,951
Support capital	55,345	32,582
Total	$150,525	$143,225

Newspaper Publishing Division.  Newspaper publishing division revenue in 2012 declined 7% to $581.7 million, from $622.5 million in 2011. Print advertising revenue at The Washington Post in 2012 declined 14% to $228.2 million, from $264.5 million in 2011. The decline is largely due to reductions in general and retail advertising. Revenue generated by the Company’s online publishing activities, primarily washingtonpost.com and Slate, increased 5% to $110.6 million, from $105.8 million in 2011. Display online advertising revenue increased 6% in 2012, and online classified advertising revenue decreased 1% in 2012.

In 2012, daily circulation at The Washington Post declined 8.6% and Sunday circulation declined 6.2%; average daily circulation at The Washington Post totaled 471,800 and average Sunday circulation totaled 687,200.

The newspaper publishing division reported an operating loss of $53.7 million in 2012, compared to an operating loss of $21.2 million in 2011, after including pension expense of $42.4 million and $25.3 million, respectively. Included in pension expense for 2012 was an $8.5 million Voluntary Retirement Incentive Program (VRIP) for certain employees and a $0.9 million charge at The Herald in connection with its withdrawal from a multiemployer pension plan. Included in pension expense in 2011 was a $2.4 million charge at The Herald in connection with its withdrawal from a multiemployer pension plan. In addition, voluntary severance and other early retirement expense of $9.0 million was recorded at The Washington Post in 2012. In February 2013, The Washington Post offered a Voluntary Retirement Incentive Program (VRIP) to certain mailroom workers. The VRIP acceptance period ends in April 2013, and the cost will be funded from the assets of the Company’s pension plans.

The decline in operating results for 2012 is primarily due to the revenue reductions discussed above and the increase in the combined early retirement, severance and multiemployer pension plan withdrawal expense, offset partially by a decline in other operating expenses. Newsprint expense was down 10% in 2012 due to a decline in newsprint consumption.

In February 2013, the Company announced that it had signed an agreement to sell The Herald, a daily and Sunday newspaper headquartered in Everett, WA; the transaction is expected to close in March 2013.

Television Broadcasting Division.  Revenue for the television broadcasting division increased 25% to $399.7 million in 2012, from $319.2 million in 2011. Television broadcasting division operating income for 2012 increased 64% to $191.6 million, from $117.1 million in 2011.

The increase in revenue and operating income for 2012 reflects improved advertising demand across many product categories. These results include a $48.1 million increase in political advertising revenue in 2012; $10.8 million in incremental summer Olympics-related advertising at the Company’s NBC affiliates in the third quarter of 2012; and increased retransmission revenues. Operating margin at the television broadcasting division was 48% in 2012 and 37% in 2011.

Competitive market position remained strong for the Company’s television stations. WDIV in Detroit, KSAT in San Antonio and WJXT in Jacksonville ranked number one in the November 2012 ratings period, Monday through Friday, sign-on to sign-off; WPLG in Miami tied for the number one rank (Anglo stations), and KPRC in Houston and WKMG in Orlando ranked third.

Other Businesses.  Other businesses includes the operating results of Social Code, a marketing solutions provider helping companies with marketing on social media platforms; WaPo Labs, a digital team focused on emerging technologies and new product development; and Celtic Healthcare, Inc., a provider of home health care and hospice services in the northeastern and mid-Atlantic regions that was acquired by The Washington Post Company in November 2012.

Corporate Office.  Corporate office includes the expenses of the Company’s corporate office as well as a net pension credit.

Equity in Earnings (Losses) of Affiliates.  The Company holds a 16.5% interest in Classified Ventures, LLC and interests in several other affiliates. In the fourth quarter of 2012, the Company sold its 49% interest in Bowater Mersey Paper Company for a nominal amount; no gain or loss was recorded as the investment balance had previously been written down to zero. The Company’s equity in earnings of affiliates, net, for 2012 was $14.1 million, compared to $5.9 million in 2011. In 2011, a $9.2 million impairment charge was recorded on the Company’s interest in Bowater Mersey Paper Company.

Other Non-Operating (Expense) Income.  The Company recorded other non-operating expense, net, of $5.5 million in 2012, compared to other non-operating expense, net, of $55.2 million in 2011.

The 2012 non-operating expense, net, included an $18.0 million write-down of a marketable equity security, offset by $6.6 million in net gains from cost method investments, $3.1 million in unrealized foreign currency gains and other items. The 2011 non-operating expense, net, included a $53.8 million write-down of a marketable equity security, $3.3 million in unrealized foreign currency losses and other items.

During 2012, on an overall basis, the fair value of the Company’s marketable securities appreciated by $32.5 million.

A summary of non-operating (expense) income for the years ended December 31, 2012 and 2011, is as follows:

(in thousands)	2012	2011
Impairment write-down of a marketable equity security	$(17,998)	$(53,793)
Gains (losses) on sales or write-downs of cost method investments	6,639	419
Foreign currency gains (losses), net	3,132	(3,263)
Other, net	2,771	1,437
Total	$(5,456)	$(55,200)

Net Interest Expense.  The Company incurred net interest expense of $32.6 million in 2012, compared to $29.1 million in 2011. At December 31, 2012, the Company had $696.7 million in borrowings outstanding at an average interest rate of 5.1%; at December 31, 2011, the Company had $565.2 million in borrowings outstanding at an average interest rate of 5.7%.

Income Taxes.  The effective tax rate for income from continuing operations in 2012 was 59.4%. This effective tax rate was adversely impacted by $12.5 million in valuation allowances provided against deferred income tax benefits where realization is doubtful, and $12.8 million from nondeductible goodwill in connection with an impairment charge recorded in 2012, offset by tax benefits from lower rates at jurisdictions outside the United States.

The effective tax rate for income from continuing operations in 2011 was 41.2%. This effective tax rate was adversely impacted by $17.8 million in valuation allowances provided against deferred income tax benefits where realization is doubtful, offset by tax benefits from lower rates at jurisdictions outside the United States.

Discontinued Operations.  Kaplan sold Kidum in August 2012, EduNeering in April 2012 and Kaplan Learning Technologies in February 2012. In addition, the Company divested its interest in Avenue100 Media Solutions on July 31, 2012. Consequently, the Company’s income from continuing operations excludes these businesses, which have been reclassified to discontinued operations, net of tax.

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

In connection with the disposal of Avenue100 Media Solutions, Inc., the Company recorded a pre-tax loss of $5.7 million in the third quarter of 2012. An income tax benefit of $44.5 million was also recorded in the third quarter of 2012 as the Company determined that Avenue100 Media Solutions, Inc. had no value. The income tax benefit is due to the Company’s tax basis in the stock of Avenue100 exceeding its net book value as a result of goodwill and other intangible asset impairment charges recorded in 2008, 2010 and 2011, for which no tax benefit was previously recorded.

RESULTS OF OPERATIONS — 2011 COMPARED TO 2010

Net income attributable to common shares was $116.2 million ($14.70 per share) for the fiscal year ended December 31, 2011, down from net income attributable to common shares of $277.2 million ($31.04 per share) for the fiscal year ended January 2, 2011. Net income includes $28.5 million ($3.60 per share) and $77.9 million ($8.72 per share) in losses from discontinued operations for 2011 and 2010, respectively. Income from continuing operations attributable to common shares was $144.7 million ($18.30 per share) for fiscal year 2011, compared to $355.1 million ($39.76 per share) for fiscal year 2010. As a result of the Company’s share repurchases, there were 11% fewer diluted average shares outstanding in 2011.

Items included in the Company’s income from continuing operations for 2011 are listed below:

•       $31.3 million in severance and other restructuring charges at the education and newspaper publishing divisions (after-tax impact of $19.4 million, or $2.46 per share);

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

Revenue for 2011 was $4,131.1 million, down 10% from $4,586.4 million in 2010. Revenues were down at the education, newspaper publishing and television broadcasting divisions, while revenues were up slightly at the cable television division. In 2011, education revenue decreased 14%, advertising revenue decreased 9%, circulation and subscriber revenue was flat and other revenue increased 28%. Revenue declines at Kaplan accounted for the decrease in education revenue. The decrease in advertising revenue is due to declines at the television broadcasting and newspaper publishing divisions. Both subscriber revenue at the cable television division and circulation revenue at the Post were even with last year.

Operating costs and expenses for the year decreased 4% to $3,805.3 million in 2011, from $3,983.6 million in 2010. The decline is due to lower expenses at the education, television broadcasting and newspaper publishing divisions, offset by increased costs at the cable television division.

Operating income for 2011 decreased to $325.9 million, from $602.9 million in 2010. Operating results declined at all of the Company’s divisions.

DIVISION RESULTS

Education Division.  Education division revenue in 2011 totaled $2,404.5 million, a 14% decline from revenue of $2,804.8 million in 2010. Excluding revenue from acquired businesses, education division revenue declined 17% in 2011. Kaplan reported operating income of $96.3 million for 2011, down from $359.6 million in 2010.

In light of recent revenue declines and other business challenges, Kaplan has formulated and implemented restructuring plans at its various businesses that have resulted in significant costs in 2010 and 2011, with the objective of establishing lower cost levels in future periods. Across all businesses, severance and restructuring costs totaled $28.9 million in 2011 and $27.5 million in 2010.

A summary of Kaplan’s operating results for 2011 compared to 2010 is as follows:

(in thousands)	2011	2010	% Change
Revenue
Higher education	$1,399,583	$1,905,038	(27)
Test preparation	303,093	314,879	(4)
Kaplan international	704,581	587,781	20
Kaplan corporate	4,585	5,537	(17)
Intersegment elimination	(7,383)	(8,395)	―
	$2,404,459	$2,804,840	(14)
Operating Income (Loss)
Higher education	$148,915	$406,880	(63)
Test preparation	(28,498)	(32,583)	13
Kaplan international	41,506	49,309	(16)
Kaplan corporate	(45,100)	(44,586)	(1)
Amortization of intangible assets	(19,417)	(19,202)	(1)
Intersegment elimination	(1,120)	(234)	―
	$96,286	$359,584	(73)

Kaplan sold Kidum in August 2012, EduNeering in April 2012, Kaplan Learning Technology (KLT) in February 2012, Kaplan Compliance Solutions (KCS) in October 2011, Kaplan Virtual Education (KVE) in July 2011 and Education Connection in April 2010. Consequently, the education division’s operating results exclude these businesses.

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

KHE has implemented a number of marketing and admissions changes to increase student selectivity and help KHE comply with recent regulations. KHE also implemented the Kaplan Commitment program, which provides first-time students with a risk-free trial period. Under the program, KHE also monitors academic progress and conducts assessments to help determine whether students are likely to be successful in their chosen course of study. Students who withdraw or are subject to dismissal during the risk-free trial period do not incur any significant financial obligation.  These changes, along with generally lower demand, have resulted in a 37% decline in new enrollments for 2011 as a whole, in comparison to 2010. Management estimates that without the Kaplan Commitment, the decline for 2011 would have been approximately 20%. Management also estimates that revenue for 2011 would have been approximately $63 million higher if the Kaplan Commitment had not been implemented. KHE does not recognize tuition revenue for students during the risk-free period.

Total students at December 31, 2011 were down 23% compared to December 31, 2010, as follows:

	As of December 31,
	2011	2010	% Change
Kaplan University	50,190	65,643	(24)
KHE Campuses	24,360	31,058	(22)
	74,550	96,701	(23)

Kaplan University enrollments included 5,799 and 7,426 campus-based students as of December 31, 2011 and 2010, respectively.

Kaplan University and KHE Campuses enrollments at December 31, 2011 and 2010, by degree and certificate programs are as follows:

	As of December 31,
	2011	2010
Certificate	23.6%	23.6%
Associate’s	30.3%	33.8%
Bachelor’s	34.6%	35.1%
Master’s	11.5%	7.5%
	100.0%	100.0%

KTP includes Kaplan’s standardized test preparation and tutoring offerings and other businesses. In the first quarter of 2010, the Company discontinued certain offerings of the K12 business; $7.8 million in severance and other closure costs were recorded in the first half of 2010 in connection with this plan. In the fourth quarter of 2010, KTP began implementing a plan to reorganize its business consistent with the migration of students to Kaplan’s online and hybrid test preparation offerings, reducing the number of leased test preparation centers; $10.4 million in costs were incurred, mostly comprised of charges related to early lease termination and property, plant and equipment write-downs. In 2011, implementation of the plan was completed, and $12.5 million in additional restructuring and severance costs were incurred.

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

Kaplan International includes professional training and postsecondary education businesses outside the United States, as well as English-language programs. In May 2011, Kaplan Australia acquired Franklyn Scholar and Carrick Education Group, leading national providers of vocational training and higher education in Australia. In June 2011, Kaplan acquired Structuralia, a provider of e-learning for the engineering and infrastructure sector in Spain. Kaplan International revenue increased 20% in 2011. Excluding revenue from acquired businesses, Kaplan International revenue increased 12% in 2011 due to favorable exchange rates and enrollment growth in the pathways and English-language programs. Kaplan International operating income declined in 2011 due to overall losses from newly acquired businesses, as well as up-front spending for admission and occupancy at its Asian and United Kingdom (U.K.) businesses to support expanding operations. In addition, Kaplan International operating income decreased due to enrollment declines at its U.K. professional training schools arising from new pending student visa restrictions.

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

Below are details of the cable television division’s capital expenditures for 2011 and 2010 in the NCTA Standard Reporting Categories:

(in thousands)	2011	2010
Customer premise equipment	$53,139	$22,414
Commercial	3,487	1,338
Scaleable infrastructure	34,748	50,458
Line extensions	6,318	7,118
Upgrade/rebuild	12,951	7,192
Support capital	32,582	21,059
Total	$143,225	$109,579

Newspaper Publishing Division.  Newspaper publishing division revenue in 2011 declined 8% to $622.5 million, from $675.9 million in 2010. Print advertising revenue at the Post in 2011 declined 11% to $264.5 million, from $297.9 million in 2010. The decline is largely due to reductions in classified, zoned and general advertising. Revenue generated by the Company's newspaper online publishing activities, primarily washingtonpost.com and Slate, decreased 8% to $105.8 million, from $114.8 million in 2010. Display online advertising revenue declined 11% in 2011, and online classified advertising revenue decreased 2% in 2011.

Daily circulation at the Post declined 6.3%, and Sunday circulation declined 4.0% in 2011. For 2011, average daily circulation at the Post totaled 516,200, and average Sunday circulation totaled 732,300.

The newspaper publishing division reported an operating loss of $21.2 million in 2011, compared to an operating loss of $11.1 million in 2010. As previously disclosed, The Herald recorded a $2.4 million charge in the fourth quarter of 2011 in connection with its withdrawal from the CWA-ITU Negotiated Pension Plan (CWA-ITU Plan); in 2010, the Post recorded a $20.4 million charge in connection with its withdrawal from the CWA-ITU Plan. Excluding these charges and a $3.1 million loss recorded on an office lease in the first quarter of 2010, operating results declined in 2011 due to the revenue reductions discussed above, offset by a small decrease in overall costs. Newsprint expense was down 7% in 2011 due to a decline in newsprint consumption.

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

Other Businesses.  Other businesses includes the operating results of Social Code, a marketing solutions provider helping companies with marketing on social media platforms, and WaPo Labs, a digital team focused on emerging technologies and new product development.

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

Equity in Losses of Affiliates.  In 2011, the Company held a 49% interest in Bowater Mersey Paper Company, a 16.5% interest in Classified Ventures, LLC and interests in several other affiliates. The Company’s equity in earnings of affiliates for 2011 was $5.9 million, compared with losses of $4.1 million in 2010. The results for 2011 reflect improved earnings at the Company’s Classified Ventures affiliate and other affiliates, offset by a $9.2 million impairment charge recorded in 2011 on the Company’s interest in Bowater Mersey Paper Company.

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

A summary of non-operating (expense) income for the years ended December 31, 2011, and January 2, 2011, is as follows:

(in thousands)	2011	2010
Impairment write-down on a marketable equity security	$(53,793)	$	―
Gains (losses) on sales or write-downs of cost method investments	419		―
Foreign currency (losses) gains, net	(3,263)		6,705
Other, net	1,437		810
Total	$(55,200)		$7,515

Net Interest Expense.  The Company incurred net interest expense of $29.1 million in 2011, compared to $27.9 million in 2010. At December 31, 2011, the Company had $565.2 million in borrowings outstanding at an average interest rate of 5.7%; at January 2, 2011, the Company had $399.7 million in borrowings outstanding at an average interest rate of 7.2%.

Income Taxes.  The effective tax rate for income from continuing operations in 2011 was 41.2%. This effective tax rate was adversely impacted by $17.8 million in valuation allowances provided against deferred income tax benefits where realization is doubtful. The effective tax rate benefited from lower rates at jurisdictions outside the United States.

The effective tax rate for income from continuing operations in 2010 was 38.5%. This effective rate in 2010 was adversely impacted by $16.8 million in valuation allowances provided against deferred income tax benefits where realization is doubtful, offset by permanent U.S. Federal tax benefit items and tax benefits from lower rates at jurisdictions outside the United States.

Discontinued Operations. The Company divested its interest in Avenue100 Media Solutions in July 2012. Kaplan sold Kidum in August 2012, EduNeering in April 2012, KLT in February 2012, KCS in October 2011, KVE in July 2011 and Education Connection in April 2010. In addition, on September 30, 2010, the Company completed the sale of Newsweek. Consequently, the Company’s income from continuing operations excludes these businesses, which have been reclassified to discontinued operations, net of tax.

FINANCIAL CONDITION: CAPITAL RESOURCES AND LIQUIDITY

Acquisitions and Dispositions.  The Company completed business acquisitions totaling approximately $55.6 million, $136.5 million and $14.1 million, in 2012, 2011 and 2010, respectively. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition.

During 2012, the Company completed five business acquisitions totaling approximately $55.6 million. In November 2012, the Company completed its acquisition of a controlling interest in Celtic Healthcare, Inc. (Celtic), a provider of home health care and hospice services in the northeastern and mid-Atlantic regions. The operating results of Celtic are included in other businesses. The fair value of the noncontrolling interest in Celtic was $5.9 million at the acquisition date, determined using a market approach. The minority shareholder has an option to put their shares to the Company from 2018 to 2022, and the Company has an option to buy the shares of the minority shareholder in 2022. The Company also acquired three small businesses in its education division and one small business in other businesses. The purchase price allocations mostly comprised goodwill and other intangible assets on a preliminary basis.

The Company divested its interest in Avenue100 Media Solutions in July 2012, which was previously reported in other businesses. Kaplan completed the sales of Kidum in August 2012, EduNeering in April 2012 and Kaplan Learning Technologies in February 2012, which were part of the Kaplan Ventures division. Consequently, the Company’s income from continuing operations excludes results from these businesses, which have been reclassified to discontinued operations, as discussed in Note 3 to the Company’s Consolidated Financial Statements.

In February 2013, the Company announced that it had signed an agreement to sell The Herald, a daily and Sunday newspaper headquartered in Everett, WA; the transaction is expected to close in March 2013.

During 2011, the Company completed five business acquisitions totaling approximately $136.5 million, including assumed debt of $5.5 million and other assumed liabilities. Kaplan acquired three businesses in its Kaplan International division, one business in its KHE division and one business in its Kaplan Ventures division. These included the May 2011 acquisitions of Franklyn Scholar and Carrick Education Group, leading national providers of vocational training and higher education in Australia, and the June 2011 acquisition of Structuralia, a provider of e-learning for the engineering and infrastructure sector in Spain. During 2010, the Company acquired six businesses for $14.1 million. Kaplan acquired two small businesses in its KTP division, one small business in its Ventures division and one small business in its International division. The Company made two small acquisitions in its cable television and other businesses divisions. The purchase price allocations for these acquisitions mostly comprised goodwill, other intangible assets and property, plant and equipment.

Kaplan completed the sales of KVE in July 2011 and KCS in October 2011, which were part of Kaplan Ventures and KHE, respectively. In April 2010, Kaplan completed the sale of Education Connection, which was part of Kaplan Ventures, and in September 2010, the Company completed the sale of Newsweek. Consequently, the Company’s income from continuing operations excludes results from these businesses, which have been reclassified to discontinued operations, as discussed in Note 3 to the Company’s Consolidated Financial Statements.

Capital expenditures.  During 2012, the Company’s capital expenditures totaled $218.0 million. The Company’s capital expenditures for businesses included in continuing operations for 2012, 2011 and 2010 are disclosed in Note 18 to the Consolidated Financial Statements. The Company estimates that its capital expenditures will be in the range of $235 million to $260 million in 2013.

Investments in Marketable Equity Securities.  At December 31, 2012, the fair value of the Company’s investments in marketable equity securities was $380.1 million, which includes $334.9 million in Berkshire Hathaway Inc. Class A and B common stock and $45.2 million in the common stock of two publicly traded education companies.

At December 31, 2012 and 2011, the unrealized gain related to the Company’s Berkshire stock investment totaled $177.6 million and $129.1 million, respectively.

At the end of 2012, the Company’s investment in Strayer Education, Inc. had been in an unrealized loss position for almost six months. The Company evaluated this investment for other-than-temporary impairment based on various factors, including the duration and severity of the unrealized loss; the reason for the decline in value; the potential recovery period; and the Company’s ability and intent to hold the investment. Based on this evaluation, the Company concluded that the unrealized loss was other-than-temporary and recorded an $18.0 million write-down of the investment.

At the end of the first quarter of 2011, the Company’s investment in Corinthian Colleges, Inc. had been in an unrealized loss position for over six months. The Company evaluated this investment for other-than-temporary impairment based on various factors, including the duration and severity of the unrealized loss; the reason for the decline in value; and the potential recovery period; and the Company’s ability and intent to hold the investment. Based on this evaluation, the Company concluded the unrealized loss was other-than-temporary and recorded a $30.7 million write-down on the investment. The investment continued to decline, and in the third quarter of 2011, the Company recorded an additional $23.1 million write-down on the investment.

Common Stock Repurchases and Dividend Rate.  During 2012, 2011 and 2010, the Company purchased a total of 301,231, 644,948 and 1,057,940 shares, respectively, of its Class B common stock at a cost of approximately $103.2 million, $248.1 million and $404.8 million, respectively. In September 2011, the Company’s Board of Directors authorized the Company to acquire up to 750,000 shares of its Class B common stock. The Company did not announce a ceiling price or a time limit for the purchases. The authorization included 43,573 shares that remained under the previous authorization. At December 31, 2012, the Company had remaining authorization from the Board of Directors to purchase up to 192,243 shares of Class B common stock. In December 2012, the Company declared and paid an accelerated cash dividend totaling $9.80 per share of outstanding common stock, in lieu of regular quarterly dividends that the Company otherwise would have declared and paid in calendar year 2013. The annual dividend rate for 2011 was $9.40 per share.

Liquidity.  During 2012, the Company’s borrowings, net of repayments, increased by $131.5 million and the Company’s cash and cash equivalents increased by $131.3 million.

At December 31, 2012, the Company has $512.4 million in cash and cash equivalents, compared to $381.1 million at December 31, 2011. As of December 31, 2012, and December 31, 2011, the Company had money market investments of $432.7 million and $180.1 million, respectively, that are classified as cash, cash equivalents and restricted cash in the Company’s Consolidated Financial Statements. At December 31, 2012, the Company has approximately $15.0 million in cash and cash equivalents in countries outside the U.S., which is not immediately available for use in operations or for distribution.

At December 31, 2012 and 2011, the Company had borrowings outstanding of $696.7 million and $565.2 million, respectively. The Company’s borrowings at December 31, 2012, are mostly from $400.0 million of 7.25% unsecured notes due February 1, 2019, $240.1 million in USD revolving credit borrowings and AUD 50 million revolving credit borrowings; the interest on $400.0 million of 7.25% unsecured notes is payable semiannually on February 1 and August 1. The Company did not have any outstanding commercial paper borrowing as of December 31, 2012. The Company fully repaid the $240 million USD revolving credit borrowing on January 11, 2013. The Company’s borrowings at December 31, 2011, are mostly from $400.0 million of 7.25% unsecured notes due February 1, 2019, $109.7 million in commercial paper borrowings and AUD 50 million revolving credit borrowings. There were no USD revolving credit borrowings outstanding at December 31, 2011.

On June 17, 2011, the Company terminated its U.S. $500 million five-year revolving credit agreement, dated August 8, 2006, among the Company, the lenders party thereto and Citibank, N.A. (the 2006 Credit Agreement), in connection with the entrance into a new revolving credit facility. No borrowings were outstanding under the 2006 Credit Agreement at the time of termination. On June 17, 2011, the Company entered into a credit agreement (the Credit Agreement) providing for a new U.S. $450 million, AUD 50 million four-year revolving credit facility (the Facility) with each of the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent (JP Morgan), and J.P. Morgan Australia Limited as Australian Sub-Agent. The Credit Agreement provides for an option to increase the total U.S. dollar commitments up to an aggregate amount of U.S. $700 million. The Facility will expire on June 17, 2015, unless the Company and the banks agree to extend the term.

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

During 2012 and 2011, the Company had average borrowings outstanding of approximately $483.3 million and $426.7 million, respectively, at average annual interest rates of approximately 6.7% and 7.0%, respectively. The Company incurred net interest expense of $32.6 million and $29.1 million, respectively, during 2012 and 2011.

At December 31, 2012 and December 31, 2011, the Company had working capital of $327.5 million and $250.1 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.

The Company’s net cash provided by operating activities, as reported in the Company’s Consolidated Statements of Cash Flows, was $477.2 million in 2012, compared to $393.3 million in 2011.

The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and, to a lesser extent, borrowings under its revolving credit facility. In management’s opinion, the Company will have ample liquidity to meet its various cash needs in 2013.

The following reflects a summary of the Company’s contractual obligations as of December 31, 2012:

(in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Debt and interest	$275,077	$31,750	$81,750	$29,000	$29,000	$443,500	$890,077
Programming purchase
commitments (1)	194,902	124,451	31,131	15,227	571	―	366,282
Operating leases	131,737	118,524	98,013	88,852	76,573	260,129	773,828
Other purchase obligations (2)	179,016	66,130	28,845	16,926	10,575	3,261	304,753
Long-term liabilities (3)	5,242	5,445	5,692	5,966	6,109	61,111	89,565
Total	$785,974	$346,300	$245,431	$155,971	$122,828	$768,001	$2,424,505

___________________

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

KHE, through the Kaplan Commitment program, provides first-time students with a risk-free trial period. Under the program, KHE monitors academic progress and conducts assessments to help determine whether students are likely to be successful in their chosen course of study. Students who withdraw or are subject to dismissal during the risk-free trial period do not incur any significant financial obligation. The Company does not recognize revenues related to coursework until the students complete the risk-free period, meet the academic requirements and decide to continue with their studies, at which time the fees become fixed and determinable.

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

	As of December 31,
(in millions)	2012	2011
Goodwill and indefinite-lived intangible assets	$1,857.6	$1,945.6
Total assets	$5,105.1	$5,017.0
Percentage of goodwill and indefinite-lived intangible assets to total assets	36%	39%

The Company performs its annual goodwill and intangible assets impairment test as of November 30. Goodwill and other intangible assets are reviewed for possible impairment between annual tests if an event occurred or circumstances changed that would more likely than not reduce the fair value of the reporting unit or other intangible assets below its carrying value.

Goodwill

The Company tests its goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. The Company initially performs an assessment of qualitative factors to determine if it is necessary to perform the two-step goodwill impairment test. The Company tests goodwill for impairment using the two-step process if, based on its assessment of the qualitative factors, it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if it decides to bypass the qualitative assessment. The first step of the goodwill impairment test compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. This step is performed to identify potential impairment, which occurs when the carrying amount of the reporting unit exceeds its estimated fair value. The second step of the goodwill impairment test is only performed when there is a potential impairment and is performed to measure the amount of impairment loss at the reporting unit. During the second step, the Company allocates the estimated fair value of the reporting unit to all of the assets and liabilities of the unit (including any unrecognized intangible assets). The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The amount of the goodwill impairment is the difference between the carrying value of the reporting unit’s goodwill and the implied fair value determined during the second step.

The Company had 12 reporting units as of December 31, 2012. The reporting units with significant goodwill balances as of December 31, 2012, were as follows, representing 97% of the total goodwill of the Company:

(in millions)	Goodwill
Education
Higher education	$409.2
Test preparation	49.9
Kaplan international	535.7
Cable television	85.5
Television broadcasting	203.2
Total	$1,283.5

As of November 30, 2012, in connection with the Company’s annual impairment testing, the Company assessed the qualitative factors at the cable television and the television broadcasting reporting units and concluded it was not necessary to perform the two-step goodwill impairment process. The Company performed the two-step goodwill impairment process at the other reporting units.

The estimated fair value of the cable television reporting unit exceeded its carrying value by a margin in excess of 100% as of November 30, 2011, the last date a quantitative review was performed. The Company’s qualitative assessment indicated that it is not more likely than not that the estimated fair value of the reporting unit is less than its carrying amount considering all factors, including the reporting unit’s financial performance and conditions in the cable television industry.

The estimated fair value of the television broadcasting reporting unit exceeded its carrying value by a margin in excess of 100% as of November 30, 2010, the last date a quantitative review was performed. The Company’s qualitative assessment indicated that it is not more likely than not that the estimated fair value of the reporting unit is less than its carrying amount considering all factors, including the reporting unit’s financial performance and conditions in the television broadcasting industry. The Company’s policy requires the performance of a quantitative impairment review of the goodwill at least once every three years.

In connection with the Company’s reporting units where the two-step goodwill impairment process was performed, the Company used a discounted cash flow model, and where appropriate, a market value approach was also utilized to supplement the discounted cash flow model to determine the estimated fair value of its reporting units. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s estimated fair value. The methodology used to estimate the fair value of the Company’s reporting units on November 30, 2012, was consistent with the one used during the 2011 annual goodwill impairment test.

The Company made changes to certain of its assumptions utilized in the discounted cash flow models for 2012 compared with the prior year to take into account changes in the economic environment, regulations and their impact on the Company’s businesses. The key assumptions used by the Company were as follows:

•     Expected cash flows underlying the Company’s business plans for the periods 2013 through 2017 were used. The expected cash flows took into account historical growth rates, the effect of the changed economic outlook at some of the Company’s businesses, industry challenges and an estimate for the possible impact of for-profit education regulations. Expected cash flows also reflected the anticipated savings from restructuring plans at the newspaper publishing and certain education divisions’ reporting units, and other initiatives.

•     Cash flows beyond 2017 were projected to grow at a long-term growth rate, which the Company estimated between 1% and 3% for each reporting unit.

•     The Company used a discount rate of 11.5% to 19.0% to risk adjust the cash flow projections in determining the estimated fair value.

As part of the annual impairment review, the KTP reporting unit failed the step one goodwill impairment test, and, therefore, a step two analysis was performed. As a result of the step two analysis, the Company recorded a goodwill and other long-lived asset impairment charge of $111.6 million. The impairment charge is the result of a recent slowdown in enrollment growth at KTP, operating losses for the past three years and other factors. A substantial portion of the impairment charge is due to the amount of unrecognized intangible assets identified in the step two analysis. Following the impairment, the remaining goodwill balance at the KTP reporting unit as of December 31, 2012, totaled $49.9 million.

The fair value of each of the other reporting units exceeded its respective carrying value as of November 30, 2012.

The estimated fair value of the KHE reporting unit exceeded its carrying value by a margin in excess of 35%; however, this is a substantial decrease in its estimated fair value compared with the prior year. There exists a reasonable possibility that a decrease in the assumed projected cash flows or the long-term growth rate, or an increase in the discount rate assumption used in the discounted cash flow model of this reporting unit, could result in an impairment charge.

The estimated fair value of the Company’s other reporting units with significant goodwill balances exceeded their respective carrying values by a margin in excess of 50%. Additional impairment charges could occur at these reporting units as well, given the inherent variability in projecting future operating performance.

Indefinite-Lived Intangible Assets

In the fourth quarter of 2012, the Company adopted new accounting guidance that allows for an initial assessment of qualitative factors to determine if it is more likely than not that the fair value of its indefinite-lived intangible assets is less than its carrying value. The Company compares the fair value of the indefinite-lived intangible asset with its carrying value if the qualitative factors indicate it is more likely than not that the fair value of the asset is less than its carrying value or if it decides to bypass the qualitative assessment. The Company records an impairment loss if the carrying value of the indefinite-lived intangible assets exceeds the fair value of the assets for the difference in the values. The Company uses a discounted cash flow model, and in certain cases, a market value approach is also utilized to supplement the discounted cash flow model to determine the estimated fair value of the indefinite-lived intangible assets. The Company makes estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and other market values to determine the estimated fair value of the indefinite-lived intangible assets.

The Company’s intangible assets with an indefinite life are principally from franchise agreements at its cable television division. These franchise agreements result from agreements the Company has with state and local governments that allow the Company to contract and operate a cable business within a specified geographic area. The Company expects its cable franchise agreements to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon, and the Company’s cable television division historically has obtained renewals and extensions of such agreements for nominal costs and without material modifications to the agreements. The franchise agreements represent 92% of the $539.7 million of indefinite-lived intangible assets of the Company as of December 31, 2012. The Company grouped the recorded values of its various cable franchise agreements into regional cable television systems or units of account.

As of November 30, 2012, the Company performed a qualitative analysis to test the franchise agreements for impairment. The estimated fair value of the Company’s franchise agreements exceeded their respective carrying values by a margin in excess of 50% as of November 30, 2011, the last date a quantitative review was performed. The Company’s qualitative assessment indicated that it is not more likely than not that the estimated fair value of the franchise rights are less than its carrying amount considering all factors, including the review of prior year assumptions, the cable division’s financial performance and conditions in the cable television industry.

The key assumptions used by the Company to determine the fair value of its franchise agreements as of November 30, 2011, the date of its last annual quantitative impairment review, were as follows:

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

Pension Costs.  The Company sponsors a defined benefit pension plan for eligible employees in the U.S. Excluding special termination benefits, the Company’s net pension cost was $16.0 million for 2012, and the net pension credit was $4.7 million and $3.9 million for 2011 and 2010, respectively. The Company’s pension benefit obligation and related costs are actuarially determined and are impacted significantly by the Company’s assumptions related to future events, including the discount rate, expected return on plan assets and rate of compensation increases. The Company evaluates these critical assumptions at least annually, and periodically evaluates other assumptions involving demographic factors, such as retirement age, mortality and turnover, and updates them to reflect its experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

The Company assumed a 6.5% expected return on plan assets for fiscal year 2012, which is consistent with the expected return assumption for fiscal years 2011 and 2010. The Company’s actual return on plan assets was 18.5% in 2012, 14.7% in 2011 and 20.3% in 2010. The 10-year and 20-year actual returns on plan assets were 8.5% and 11.4%, respectively.

Accumulated and projected benefit obligations are measured as the present value of future cash payments. The Company discounts those cash payments using the weighted average of market-observed yields for high-quality fixed-income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and increase subsequent-year pension costs; higher discount rates decrease present values and decrease subsequent-year pension costs. The Company’s discount rate at December 31, 2012 and 2011, and January 2, 2011, was 4.0%, 4.7% and 5.6%, respectively, reflecting market interest rates.

Changes in key assumptions for the Company’s pension plan would have the following effects on the 2012 pension cost:

•     Expected return on assets – A 1% increase or decrease to the Company’s assumed expected return on plan assets would have decreased or increased the pension cost by approximately $15 million.

•     Discount rate – A 1% decrease to the Company’s assumed discount rate would have increased the pension cost by approximately $32 million. A 1% increase to the Company’s assumed discount rate would have decreased the pension cost by approximately $11 million.

The Company’s net pension cost (credit) includes an expected return on plan assets component, calculated using the expected return on plan assets assumption applied to a market-related value of plan assets. The market-related value of plan assets is determined using a five-year average market value method, which recognizes realized and unrealized appreciation and depreciation in market values over a five-year period. The value resulting from applying this method is adjusted, if necessary, such that it cannot be less than 80% or more than 120% of the market value of plan assets as of the relevant measurement date. As a result, year-to-year increases or decreases in the market-related value of plan assets impact the return on plan assets component of pension cost (credit) for the year.

At the end of each year, differences between the actual return on plan assets and the expected return on plan assets are combined with other differences in actual versus expected experience to form a net unamortized actuarial gain or loss in accumulated other comprehensive income. Only those net actuarial gains or losses in excess of the deferred realized and unrealized appreciation and depreciation are potentially subject to amortization. The types of items that generate actuarial gains and losses that may be subject to amortization in net periodic pension cost (credit) include the following:

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

Amortization of the unrecognized actuarial gain or loss is included as a component of expense for a year if the magnitude of the net unamortized gain or loss in accumulated other comprehensive income exceeds 10% of the greater of the benefit obligation or the market-related value of assets (10% corridor). The amortization component is equal to that excess divided by the average remaining service period of active employees expected to receive benefits under the plan. At the end of 2009, the Company had no net unamortized actuarial gains or losses in accumulated other comprehensive income potentially subject to amortization that were outside the 10% corridor, and therefore, no amortized gain or loss amounts were included in the pension credit in 2010. During 2010, there were pension asset gains offset by a decrease in the discount rate that resulted in no net unamortized actuarial gains or losses in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, no amortized gain or loss amounts were included in the pension credit in 2011. During 2011, there was a further decrease in the discount rate offset by pension asset gains that resulted in net unamortized actuarial losses in accumulated other comprehensive income subject to amortization outside the corridor, and therefore, an amortized loss amount of $9.0 million is included in the pension cost for 2012.

During 2012, there were pension asset gains and a further decrease in the discount rate. Primarily as a result of the decrease in the discount rate, the Company currently estimates that there will be net unamortized actuarial losses in accumulated other comprehensive income subject to amortization outside the corridor, and therefore, an amortized loss amount of $9 million is included in the estimated pension cost for 2013.

Overall, the Company estimates that it will record a net pension cost of approximately $18 million in 2013.

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

As of December 31, 2012, the Company had state income tax net operating loss carryforwards of $666.7 million, which will expire at various dates from 2013 through 2032. Also at December 31, 2012, the Company had approximately $93.0 million of non-U.S. income tax loss carryforwards, of which $84.6 million may be carried forward indefinitely; $3.0 million of losses that, if unutilized, will expire in varying amounts through 2017; and $5.4 million of losses that, if unutilized, will start to expire after 2017. At December 31, 2012, the Company has established approximately $78.1 million in valuation allowances against deferred state tax assets, net of U.S. Federal income taxes, and non-U.S. deferred tax assets, as the Company believes that it is more likely than not that the benefit from certain state and non-U.S. net operating loss carryforwards and other deferred tax assets will not be realized. The Company has established valuation allowances against state income tax benefits recognized, without considering potentially offsetting deferred tax liabilities established with respect to prepaid pension cost and goodwill. Prepaid pension cost and goodwill have not been considered a source of future taxable income for realizing deferred tax benefits recognized since these temporary differences are not likely to reverse in the foreseeable future. The valuation allowances established against state and non-U.S. income tax benefits recorded may increase or decrease within the next 12 months, based on operating results, the market value of investment holdings or business and tax planning strategies; as a result, the Company is unable to estimate the potential tax impact, given the uncertain operating and market environment. The Company will be monitoring future operating results and projected future operating results on a quarterly basis to determine whether the valuation allowances provided against state and non-U.S. deferred tax assets should be increased or decreased, as future circumstances warrant.

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on these criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of The Washington Post Company:

In our opinion, the consolidated financial statements referred to under Item 15 (1) on page 50 and listed in the index on page 52 present fairly, in all material respects, the financial position of The Washington Post Company and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

February 27, 2013

THE WASHINGTON POST COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	December 31,	December 31,	January 2,
(in thousands, except per share amounts)	2012	2011	2011
Operating Revenues
Education	$2,196,496	$2,404,459	$2,804,840
Advertising	785,831	754,544	833,605
Circulation and subscriber	877,503	856,457	857,290
Other	157,823	115,685	90,682
	4,017,653	4,131,145	4,586,417
Operating Costs and Expenses
Operating	1,880,236	1,904,161	1,850,402
Selling, general and administrative	1,591,648	1,629,726	1,869,194
Depreciation of property, plant and equipment	268,643	249,065	242,405
Amortization of intangible assets	21,002	22,335	21,552
Impairment of goodwill and other long-lived assets	111,593	―	―
	3,873,122	3,805,287	3,983,553
Income from Operations	144,531	325,858	602,864
Equity in earnings (losses) of affiliates, net	14,086	5,949	(4,133)
Interest income	3,393	4,147	2,576
Interest expense	(35,944)	(33,226)	(30,503)
Other (expense) income, net	(5,456)	(55,200)	7,515
Income from Continuing Operations Before Income Taxes	120,610	247,528	578,319
Provision for Income Taxes	71,600	101,900	222,400
Income from Continuing Operations	49,010	145,628	355,919
Income (Loss) from Discontinued Operations, Net of Tax	83,177	(28,471)	(77,899)
Net Income	132,187	117,157	278,020
Net (Income) Loss Attributable to Noncontrolling Interests	(74)	(7)	94
Net Income Attributable to The Washington Post Company	132,113	117,150	278,114
Redeemable Preferred Stock Dividends	(895)	(917)	(922)
Net Income Attributable to The Washington Post Company Common Stockholders	$131,218	$116,233	$277,192
Amounts Attributable to The Washington Post Company Common Stockholders
Income from continuing operations	$48,041	$144,704	$355,091
Income (loss) from discontinued operations, net of tax	83,177	(28,471)	(77,899)
Net income attributable to The Washington Post Company common stockholders	$131,218	$116,233	$277,192
Per Share Information Attributable to The Washington Post Company Common Stockholders
Basic income per common share from continuing operations	$6.09	$18.30	$39.78
Basic income (loss) per common share from discontinued operations	11.30	(3.60)	(8.72)
Basic net income per common share	$17.39	$14.70	$31.06
Basic average number of common shares outstanding	7,360	7,826	8,869
Diluted income per common share from continuing operations	$6.09	$18.30	$39.76
Diluted income (loss) per common share from discontinued operations	11.30	(3.60)	(8.72)
Diluted net income per common share	$17.39	$14.70	$31.04
Diluted average number of common shares outstanding	7,404	7,905	8,931

See accompanying Notes to Consolidated Financial Statements.

THE WASHINGTON POST COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	December 31,	December 31,	January 2,
(in thousands)	2012	2011	2011
Net Income	$132,187	$117,157	$278,020
Other Comprehensive Income (Loss), Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	5,622	(21,375)	10,994
Adjustment for sales of businesses with foreign operations	(888)	―	―
	4,734	(21,375)	10,994
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) for the period	33,098	(37,708)	(12,974)
Reclassification adjustment for write-down on available-for-sale securities,
net of gain, included in net income	17,226	53,793	―
	50,324	16,085	(12,974)
Pension and other postretirement plans:
Actuarial gain (loss)	82,470	(16,048)	126,987
Prior service credit	―	―	6,336
Amortization of net actuarial loss (gain) included in net income	9,368	(510)	(1,155)
Amortization of net prior service (credit) cost included in net income	(1,859)	(3,925)	1,952
Amortization of transition asset	―	―	(29)
Curtailments and other adjustments	(745)	―	(4,953)
Foreign affiliate pension adjustments	―	2,088	(2,667)
	89,234	(18,395)	126,471
Cash flow hedge (loss) gain	(1,581)	14	―
Other Comprehensive Income (Loss), Before Tax	142,711	(23,671)	124,491
Income tax (expense) benefit related to items of other comprehensive income (loss)	(55,186)	6,861	(46,864)
Other Comprehensive Income (Loss), Net of Tax	87,525	(16,810)	77,627
Comprehensive Income	219,712	100,347	355,647
Comprehensive income attributable to noncontrolling interests	(103)	(126)	(13)
Total Comprehensive Income Attributable to The Washington Post Company	$219,609	$100,221	$355,634

See accompanying Notes to Consolidated Financial Statements.

THE WASHINGTON POST COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In thousands, except share amounts)	2012	2011
Assets
Current Assets
Cash and cash equivalents	$512,431	$381,099
Restricted cash	28,538	25,287
Investments in marketable equity securities and other investments	418,938	338,674
Accounts receivable, net	399,204	392,725
Income taxes receivable	―	16,990
Deferred income taxes	3,974	13,343
Inventories	7,985	6,571
Other current assets	82,692	70,936
Total Current Assets	1,453,762	1,245,625
Property, Plant and Equipment, Net	1,081,237	1,152,390
Investments in Affiliates	15,535	17,101
Goodwill, Net	1,317,915	1,414,997
Indefinite-Lived Intangible Assets, Net	539,728	530,641
Amortized Intangible Assets, Net	45,577	54,622
Prepaid Pension Cost	604,823	537,262
Deferred Charges and Other Assets	46,492	64,348
Total Assets	$5,105,069	$5,016,986

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$486,396	$495,041
Income taxes payable	726	―
Deferred revenue	395,837	387,532
Short-term borrowings	243,327	112,983
Total Current Liabilities	1,126,286	995,556
Postretirement Benefits Other Than Pensions	59,949	67,864
Accrued Compensation and Related Benefits	216,280	228,304
Other Liabilities	109,774	107,741
Deferred Income Taxes	529,427	545,361
Long-Term Debt	453,384	452,229
Total Liabilities	2,495,100	2,397,055
Commitments and Contingencies (Notes 15 and 16)
Redeemable Noncontrolling Interest	12,655	6,740
Redeemable Preferred Stock, Series A, $1 par value, with a redemption and liquidation value of
$1,000 per share; 23,000 shares authorized; 11,096 and 11,295 shares issued and outstanding	11,096	11,295
Preferred Stock, $1 par value; 977,000 shares authorized, none issued	―	―
Common Stockholders’ Equity
Common stock
Class A Common stock, $1 par value; 7,000,000 shares authorized; 1,219,383 and 1,229,383
shares issued and outstanding	1,219	1,229
Class B Common stock, $1 par value; 40,000,000 shares authorized; 18,780,617 and
18,770,617 shares issued; 6,208,118 and 6,361,617 shares outstanding	18,781	18,771
Capital in excess of par value	240,746	252,767
Retained earnings	4,546,775	4,561,989
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	26,072	21,338
Unrealized gain on available-for-sale securities	110,553	80,358
Unrealized gain on pensions and other postretirement plans	117,169	63,625
Cash flow hedge	(940)	8
Cost of 12,572,499 and 12,409,000 shares of Class B common stock held in treasury	(2,474,347)	(2,398,189)
Total Common Stockholders’ Equity	2,586,028	2,601,896
Noncontrolling interests	190	―
Total Equity	2,586,218	2,601,896
Total Liabilities and Equity	$5,105,069	$5,016,986

See accompanying Notes to Consolidated Financial Statements.

THE WASHINGTON POST COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 31,	December 31,	January 2,
(In thousands)	2012	2011	2011
Cash Flows from Operating Activities
Net Income	$132,187	$117,157	$278,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	269,992	255,975	252,457
Amortization of intangible assets	21,444	30,333	27,191
Goodwill and other long-lived asset impairment charges	111,593	11,923	27,477
Net pension expense (benefit)	16,044	(4,726)	(3,863)
Multiemployer pension plan withdrawal charge	886	2,415	20,355
Early retirement program expense	8,508	634	―
Foreign exchange (gain) loss	(3,132)	3,263	(6,705)
Net (gain) loss on sales and disposition of businesses	(23,759)	(2,975)	11,824
Loss on write-down of a marketable equity security	17,998	53,793	―
Equity in (earnings) losses of affiliates, including impairment charges, net of distributions	(1,148)	5,492	4,133
(Benefit) provision for deferred income taxes	(64,383)	42,265	37,056
Net (gain) loss on sale or write-down of property, plant and equipment and other assets	(4,743)	9,294	15,094
Change in assets and liabilities:
(Increase) decrease in accounts receivable, net	(14,846)	27,895	14,648
(Increase) decrease in inventories	(1,871)	(1,587)	8,571
(Decrease) increase in accounts payable and accrued liabilities	(34,224)	(126,771)	40,892
Increase (decrease) in deferred revenue	24,482	(9,186)	(10,410)
Increase (decrease) in income taxes payable	11,936	16,002	(41,398)
Decrease (increase) in other assets and other liabilities, net	9,295	(37,748)	18,251
Other	955	(157)	123
Net Cash Provided by Operating Activities	477,214	393,291	693,716

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(217,995)	(216,381)	(243,712)
Investments in certain businesses, net of cash acquired	(40,339)	(83,699)	(13,345)
Net proceeds from sales of businesses, property, plant and equipment and other assets	76,863	49,157	39,007
Purchases of marketable equity securities and other investments	(48,031)	(8,165)	(8,070)
Other	1,459	(1,640)	16,248
Net Cash Used in Investing Activities	(228,043)	(260,728)	(209,872)

Cash Flows from Financing Activities
Common shares repurchased	(103,196)	(248,055)	(404,816)
Issuance of short-term borrowing, net	130,450	109,671	―
Dividends paid	(147,327)	(75,493)	(82,090)
Issuance of debt	―	52,476	―
Other	(1,772)	(25,560)	(4,266)
Net Cash Used in Financing Activities	(121,845)	(186,961)	(491,172)
Effect of Currency Exchange Rate Change	4,006	(2,243)	2,509
Net Increase (Decrease) in Cash and Cash Equivalents	131,332	(56,641)	(4,819)
Cash and Cash Equivalents at Beginning of Year	381,099	437,740	442,559
Cash and Cash Equivalents at End of Year	$512,431	$381,099	$437,740
Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$50,531	$38,500	$213,000
Interest	$35,500	$32,650	$30,500

See accompanying Notes to Consolidated Financial Statements.

THE WASHINGTON POST COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

							Unrealized
					Cumulative	Unrealized	Gain (Loss)
					Foreign	Gain (Loss)	on Pensions
	Class A	Class B	Capital in		Currency	on Available-	and Other	Cash
	Common	Common	Excess of	Retained	Translation	for-Sale	Postretirement	Flow	Treasury	Noncontrolling
(in thousands)	Stock	Stock	Par Value	Earnings	Adjustment	Securities	Plans	Hedge	Stock	Interest

Balance, January 3, 2010	$1,292	$18,708	$241,435	$4,324,289	$27,010	$78,492	$(990)	$ ―	$(1,750,686)	$471
Net income for the year				278,020
Net income attributable to
noncontrolling interest				(44)						44
Net loss attributable to redeemable
noncontrolling interest				138
Dividends paid on common stock				(81,168)
Dividends paid on redeemable
preferred stock				(922)
Repurchase of Class B common stock									(404,816)
Forfeitures of restricted stock, net of
issuance of Class B common stock			597						(2,324)
Amortization of unearned stock
compensation and stock option expense			8,054
Change in foreign currency translation
adjustment (net of taxes)					10,596
Change in unrealized gain on available-
for-sale securities (net of taxes)						(7,785)
Adjustment for pensions and other
postretirement plans (net of taxes)							74,816
Conversion of Class A common stock
to Class B common stock	(51)	51
Taxes arising from employee stock plans			(348)
Other			(19)	19						(515)
Balance, January 2, 2011	1,241	18,759	249,719	4,520,332	37,606	70,707	73,826	―	(2,157,826)	―

Net income for the year				117,157
Net loss attributable to redeemable
noncontrolling interest				(7)
Dividends paid on common stock				(74,576)
Dividends paid on redeemable
preferred stock				(917)
Repurchase of Class B common stock									(248,055)
Issuance of Class B common stock,
net of restricted stock award forfeitures			(8,040)						7,692
Amortization of unearned stock
compensation and stock option expense			11,789
Change in foreign currency translation
adjustment (net of taxes)					(16,268)
Change in unrealized gain on available-
for-sale securities (net of taxes)						9,651
Adjustment for pensions and other
postretirement plans (net of taxes)							(10,201)
Conversion of Class A common stock
to Class B common stock	(12)	12
Taxes arising from employee stock plans			(701)
Cash flow hedge								8
Balance, December 31, 2011	1,229	18,771	252,767	4,561,989	21,338	80,358	63,625	8	(2,398,189)	―

Net income for the year				132,187
Acquisitions and noncontrolling
interest										191
Net income attributable to
noncontrolling interests				(51)						51
Net income attributable to redeemable
noncontrolling interests				(23)
Distribution to noncontrolling interests										(52)
Dividends paid on common stock				(146,432)
Dividends paid on redeemable
preferred stock				(895)
Repurchase of Class B common stock									(103,196)
Issuance of Class B common stock,
net of restricted stock award forfeitures			(27,423)						27,038
Amortization of unearned stock
compensation and stock option expense			14,662
Change in foreign currency translation
adjustment (net of tax)					4,734
Change in unrealized gain on available-
for-sale securities (net of taxes)						30,195
Adjustment for pensions and other
postretirement plans (net of taxes)							53,544
Conversion of Class A common stock
to Class B common stock	(10)	10
Taxes arising from employee stock plans			740
Cash flow hedge								(948)
Balance, December 31, 2012	$1,219	$18,781	$240,746	$4,546,775	$26,072	$110,553	$117,169	$(940)	$(2,474,347)	$190

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

Education—Kaplan, Inc. provides an extensive range of educational services for students and professionals. Kaplan’s various businesses comprise three categories: Higher Education, Test Preparation and Kaplan International.

Media—The Company’s diversified media operations consist of cable television operations, newspaper publishing and television broadcasting.

Cable television.   Cable ONE provides cable services that include basic video, digital video, high-speed data and telephone service in the midwestern, western and southern states of the United States.

Newspaper publishing.  Washington Post Media publishes The Washington Post (the Post), which is the largest and most widely circulated morning daily and Sunday newspaper in the Washington, DC, metropolitan area (including large portions of Maryland and northern Virginia), primarily distributed by home delivery. Washington Post Media also produces washingtonpost.com, an Internet site that features news and information products, as well as the full editorial content of the Post. Through the Company’s other newspaper publishing businesses, the Company also publishes weekly publications and tabloids distributed within the Washington, DC, metropolitan area and elsewhere, and produces other websites.

Television broadcasting.  The Company owns six VHF television stations located in Houston, TX; Detroit, MI; Miami, FL; Orlando, FL; San Antonio, TX; and Jacksonville, FL. Other than the Company’s Jacksonville station, WJXT, the Company’s television stations are affiliated with one of the major national networks.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year.  In 2011, the Company changed its fiscal year from a 52 to 53-week fiscal year ending on the Sunday nearest December 31 to a quarterly month end, with the new fiscal year ending on December 31 of each year. The fiscal years 2012 and 2011, which ended on December 31, 2012 and 2011, respectively, included approximately 52 weeks. Fiscal year 2010, which ended on January 2, 2011, included 52 weeks. Subsidiaries of the Company report on a calendar-year basis, with the exception of most of the newspaper publishing operations, which report on a 52 to 53-week fiscal year ending on the Sunday nearest December 31.

Basis of Presentation and Principles of Consolidation.  The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States and include the assets, liabilities, results of operations and cash flows of the Company and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications.  Certain amounts in previously issued financial statements have been reclassified to conform with the 2012 presentation, which includes the reclassification of the results of operations of certain businesses as discontinued operations for all periods presented.

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. On an ongoing basis, the Company evaluates its estimates and assumptions.

Business Combinations.  The purchase price of an acquisition is allocated to the assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition date. Acquisition-related costs are expensed as incurred. The excess of the cost of an acquired entity over the net of the amounts assigned to the assets acquired and liabilities assumed is recognized as goodwill. The net assets and results of operations of an acquired entity are included in the Company’s Consolidated Financial Statements from the acquisition date.

Cash and Cash Equivalents.  Cash and cash equivalents consist of cash on hand, short-term investments with original maturities of three months or less and investments in money market funds with weighted average maturities of three months or less.

Restricted Cash.  Restricted cash represents amounts held for students that were received from U.S. Federal and state governments under various aid grant and loan programs, such as Title IV of the U.S. Federal Higher Education Act of 1965 (Higher Education Act), as amended, that the Company is required to maintain pursuant to U.S. Department of Education (DOE) and other regulations. Restricted cash also includes certain funds that the Company may be required to return if a student who receives Title IV program funds withdraws from a program. At December 31, 2012, restricted cash also includes funds required to be held by higher education institutions in Australia for prepaid tuition.

Concentration of Credit Risk.  Cash and cash equivalents are maintained with several financial institutions domestically and internationally. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with investment-grade credit ratings. The Company routinely assesses the financial strength of significant customers, and this assessment, combined with the large number and geographical diversity of its customers, limits the Company’s concentration of risk with respect to trade accounts receivable.

Allowance for Doubtful Accounts.  Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is based primarily on the aging category, historical trends and management’s evaluation of the financial condition of the customer. Accounts receivable also have been reduced by an estimate of advertising rate adjustments and discounts, based on estimates of advertising volumes for contract customers who are eligible for advertising rate adjustments and discounts.

Investments in Marketable Equity Securities.  The Company’s investments in marketable equity securities are classified as available-for-sale and, therefore, are recorded at fair value in the Consolidated Financial Statements, with the change in fair value during the period excluded from earnings and recorded net of income taxes as a separate component of other comprehensive income. If the fair value of a marketable equity security declines below its cost basis and the decline is considered other than temporary, the Company will record a write-down, which is included in earnings. The Company uses the average cost method to determine the basis of the securities sold or reclassified out of other comprehensive income.

Fair Value of Financial Instruments.  The carrying amounts reported in the Company’s Consolidated Financial Statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, the current portion of deferred revenue and the current portion of debt approximate fair value because of the short-term nature of these financial instruments. The fair value of long-term debt is determined based on a number of observable inputs, including the current market activity of the Company’s publicly traded notes, trends in investor demands and market values of comparable publicly traded debt. The fair value of the interest rate hedge is determined based on a number of observable inputs, including time to maturity and market interest rates.

Inventories.  Inventories are stated at the lower of cost or current market value. Cost of newsprint is determined on the first-in, first-out (FIFO) method.

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

Evaluation of Long-Lived Assets.  The recoverability of long-lived assets and finite-lived intangible assets is assessed whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. A long-lived asset is considered to not be recoverable when the undiscounted estimated future cash flows are less than the asset’s recorded value. An impairment charge is measured based on estimated fair market value, determined primarily using estimated future cash flows on a discounted basis. Losses on long-lived assets to be disposed of are determined in a similar manner, but the fair market value would be reduced for estimated costs to dispose.

Goodwill and Other Intangible Assets.  Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company’s intangible assets with an indefinite life are principally from franchise agreements at its cable television division, as the Company expects its cable franchise agreements to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon, and the Company’s cable television division historically has obtained renewals and extensions of such agreements for nominal costs and without any material modifications to the agreements. Amortized intangible assets are primarily student and customer relationships and trade names and trademarks, with amortization periods up to 10 years.

The Company reviews goodwill and indefinite-lived intangible assets at least annually, as of November 30, for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or indefinite-lived intangible asset below its carrying value. The Company tests its goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. In reviewing the carrying value of indefinite-lived intangible assets at the cable television division, the Company aggregates its cable systems on a regional basis. The Company initially assesses qualitative factors to determine if it is necessary to perform the two-step goodwill impairment review or indefinite-lived intangible asset quantitative impairment review. The Company reviews the goodwill for impairment using the two-step process and the indefinite-lived intangible assets using the quantitative process if, based on its assessment of the qualitative factors, it determines that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value, or if it decides to bypass the qualitative assessment. The Company reviews the carrying value of goodwill and indefinite-lived intangible assets utilizing a discounted cash flow model, and, where appropriate, a market value approach is also utilized to supplement the discounted cash flow model. The Company makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s and indefinite-lived intangible asset’s estimated fair value. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges.

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

Revenue Recognition.  Revenue is recognized when persuasive evidence of an arrangement exists, the fees are fixed or determinable, the product or service has been delivered and collectability is reasonably assured. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

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

Kaplan Higher Education (KHE), through the Kaplan Commitment program, provides first-time students with a risk-free trial period. Under the program, KHE monitors academic progress and conducts assessments to help determine whether students are likely to be successful in their chosen course of study. Students who withdraw or are subject to dismissal during the risk-free trial period do not incur any significant financial obligation. The Company does not recognize revenues related to coursework until the students complete the risk-free period, meet the academic requirements and decide to continue with their studies, at which time the fees become fixed and determinable.

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

Deferred revenue.  Amounts received from customers in advance of revenue recognition are deferred as liabilities. Deferred revenue to be earned after one year is included in other noncurrent liabilities in the Company’s Consolidated Financial Statements.

Leases.  The Company leases substantially all of its educational facilities and enters into various other lease agreements in conducting its business. At the inception of each lease, the Company evaluates the lease agreement to determine whether the lease is an operating or capital lease. Additionally, many of the Company’s lease agreements contain renewal options, tenant improvement allowances, rent holidays and/or rent escalation clauses. When such items are included in a lease agreement, the Company records a deferred rent asset or liability in the Consolidated Financial Statements and records these items in rent expense evenly over the terms of the lease.

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

Pensions and Other Postretirement Benefits.  The Company maintains various pension and incentive savings plans and contributes to multiemployer plans on behalf of certain union-represented employee groups. Substantially all of the Company’s employees are covered by these plans. The Company also provides health care and life insurance benefits to certain retired employees. These employees become eligible for benefits after meeting age and service requirements.

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

Self-Insurance.  The Company uses a combination of insurance and self-insurance for a number of risks, including claims related to employee health care and dental care, disability benefits, workers’ compensation, general liability, property damage and business interruption. Liabilities associated with these plans are estimated based on, among other things, the Company’s historical claims experience, severity factors and other actuarial assumptions. The expected loss accruals are based on estimates, and while the Company believes that the amounts accrued are adequate, the ultimate loss may differ from the amounts provided.

Income Taxes.  The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Foreign Currency Translation.  Income and expense accounts of the Company’s non-United States operations where the local currency is the functional currency are translated into United States (U.S.) dollars using the current rate method, whereby operating results are converted at the average rate of exchange for the period, and assets and liabilities are converted at the closing rates on the period end date. Gains and losses on translation of these accounts are accumulated and reported as a separate component of equity and other comprehensive income. Gains and losses on foreign currency transactions, including foreign currency denominated intercompany loans on entities with a functional currency in U.S. dollars, are recognized in the Consolidated Statements of Operations.

Equity-Based Compensation.  The Company measures compensation expense for awards settled in shares based on the grant date fair value of the award. The Company measures compensation expense for awards settled in cash, or that may be settled in cash, based on the fair value at each reporting date. The Company recognizes the expense over the requisite service period, which is generally the vesting period of the award.

Earnings Per Share.  Basic earnings per share is calculated under the two-class method. The Company treats restricted stock as a participating security due to its nonforfeitable right to dividends. Under the two-class method, the Company allocates to the participating securities their portion of dividends declared and undistributed earnings to the extent the participating securities may share in the earnings as if all earnings for the period had been distributed. Basic earnings per share is calculated by dividing the income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated similarly except that the weighted average number of common shares outstanding during the period includes the dilutive effect of the assumed exercise of options and restricted stock issuable under the Company’s stock plans. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method.

Comprehensive Income.  Comprehensive income consists of net income, foreign currency translation adjustments, the change in unrealized gains (losses) on investments in marketable equity securities, net changes in cash flow hedge and pension and other postretirement plan adjustments.

Discontinued Operations.  A business is classified as a discontinued operation when (i) the operations and cash flows of the business can be clearly distinguished and have been or will be eliminated from the Company’s ongoing operations; (ii) the business has either been disposed of or is classified as held for sale; and (iii) the Company will not have any significant continuing involvement in the operations of the business after the disposal transaction. The results of discontinued operations (as well as the gain or loss on the disposal) are aggregated and separately presented in the Company’s Consolidated Statements of Operations, net of income taxes.

Recently Adopted and Issued Accounting Pronouncements.  In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amended standard to increase the prominence of items reported in other comprehensive income. The amendment eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires that all changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the amendment requires companies to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendment does not affect how earnings per share is calculated or presented. This amendment is effective for interim and fiscal years beginning after December 15, 2011, and must be applied retrospectively. In December 2011, the FASB deferred the requirements related to the presentation of reclassification adjustments. The adoption of the amendment not deferred by the FASB in the first quarter of 2012 is reflected in the Company's Consolidated Statements of Comprehensive Income.

In February 2013, the FASB issued final guidance on the presentation of reclassifications out of other comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in a footnote, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, only if the amount reclassified is required by GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide detail about those amounts. This amendment is effective for interim and fiscal years beginning after December 15, 2012. The amended standard will not impact the Company’s financial position or results of operations.

In July 2012, the FASB issued new guidance that amends the current indefinite-lived intangible assets impairment testing process. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of its indefinite-lived intangible assets is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. Previous guidance required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of an indefinite-lived intangible asset with its carrying amount. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted if an entity's financial statements for the most recent period have not yet been issued. The Company early adopted this guidance at the beginning of the fourth quarter of 2012.

3.    DISCONTINUED OPERATIONS

In August 2012, the Company completed the sale of Kidum and recorded a pre-tax gain of $3.6 million and an after-tax gain of $10.2 million related to this sale in the third quarter of 2012. On July 31, 2012, the Company disposed of its interest in Avenue100 Media Solutions, Inc. and recorded a pre-tax loss of $5.7 million related to the disposition. An income tax benefit of $44.5 million was also recorded in the third quarter of 2012 as the Company determined that Avenue100 had no value. The income tax benefit was due to the Company’s tax basis in the stock of Avenue100 exceeding its net book value, as a result of goodwill and other intangible asset impairment charges recorded in 2008, 2010 and 2011 for which no tax benefit was previously recorded. In April 2012, the Company completed the sale of Kaplan EduNeering. Under the terms of the agreement, the purchaser acquired the stock of EduNeering and received substantially all the assets and liabilities. In the second quarter of 2012, the Company recorded an after-tax gain of $18.5 million related to this sale. In February 2012, Kaplan completed the stock sale of Kaplan Learning Technologies (KLT) and recorded an after-tax loss on the sale of $1.9 million. The Company recorded $23.2 million of income tax benefits in the first quarter of 2012 in connection with the sale of its stock in EduNeering and KLT related to the excess of the outside stock tax basis over the net book value of the net assets disposed. This activity is included in Income (Loss) from

Discontinued Operations, Net of Tax in the Company’s Consolidated Statement of Operations for the fiscal year ended December 31, 2012.

In October 2011, Kaplan completed the sale of Kaplan Compliance Solutions (KCS). Under the terms of the asset purchase agreement, the buyer received KCS’s net working capital, tangible and intangible assets and assumed certain liabilities. The Company recorded an after-tax gain on the transaction of $1.5 million. In July 2011, Kaplan completed the sale of Kaplan Virtual Education (KVE). Under the terms of the asset purchase agreement, the buyer received KVE’s intellectual property, education programs and selected other long-lived assets. The Company recorded an after-tax loss on the transaction of $1.2 million. This activity is included in Income (Loss) from Discontinued Operations, Net of Tax in the Company's Consolidated Statement of Operations for fiscal year 2011.

In April 2010, Kaplan completed the sale of Education Connection and in September 2010, the Company completed the sale of Newsweek magazine. Newsweek employees were participants in The Washington Post Company Retirement Plan, and the Company had historically allocated Newsweek a net pension credit for segment reporting purposes. Since the associated pension assets and liabilities were retained by the Company, the associated pension credit of $25.8 million for fiscal year 2010 has been excluded from the reclassification of Newsweek results to discontinued operations. In 2010, Newsweek recorded $4.7 million in accelerated depreciation and property, plant and equipment write-downs in anticipation of the sale.

The results of operations of Kidum, Avenue100, Kaplan EduNeering, KLT, KCS, KVE, Education Connection and the magazine publishing division for 2012, 2011 and 2010, where applicable, are included in the Company’s Consolidated Statements of Operations as Income (Loss) from Discontinued Operations, Net of Tax. All corresponding prior period operating results presented in the Company’s Consolidated Financial Statements and the accompanying notes have been reclassified to reflect the discontinued operations presented. The Company did not reclassify its Consolidated Statements of Cash Flows or prior year Consolidated Balance Sheet to reflect the discontinued operations.

The summarized income (loss) from discontinued operations, net of tax, for the years ended December 31, 2012 and 2011 and January 2, 2011 is presented below:

(in thousands)	2012	2011	2010
Operating revenues	$35,342	$118,457	$231,388
Operating costs and expenses	(42,583)	(155,720)	(315,031)
Loss from discontinued operations	(7,241)	(37,263)	(83,643)
Benefit from income taxes	(2,068)	(8,433)	(20,769)
Net Loss from Discontinued Operations	(5,173)	(28,830)	(62,874)
Gain (loss) on sales and disposition of discontinued operations	23,759	2,975	(9,156)
(Benefit) provision for income taxes on sales and disposition of discontinued operations	(64,591)	2,616	5,869
Income (Loss) from Discontinued Operations, Net of Tax	$83,177	$(28,471)	$(77,899)

4.    INVESTMENTS

Investments in Marketable Equity Securities.  Investments in marketable equity securities at December 31, 2012 and 2011 consist of the following:

(in thousands)	2012	2011
Total cost	$195,832	$169,271
Net unrealized gains	184,255	133,930
Total Fair Value	$380,087	$303,201

At December 31, 2012 and 2011, the Company owned 2,214 shares of Berkshire Hathaway Inc. (Berkshire) Class A common stock and 424,250 shares of Berkshire Class B common stock, respectively. The Company's ownership of Berkshire accounted for $334.9 million, or 88%, and $286.4 million, or 94%, of the total fair value of the Company's investments in marketable equity securities at December 31, 2012 and December 31, 2011, respectively.

Berkshire is a holding company owning subsidiaries engaged in a number of diverse business activities, the most significant of which consists of property and casualty insurance businesses conducted on both a direct and reinsurance basis. Berkshire also owns approximately 23% of the common stock of the Company. The chairman, chief executive officer and largest shareholder of Berkshire, Mr. Warren Buffet, was a member of the Company’s Board of Directors until May 2011, at which time Mr. Buffet retired from the Company’s Board. The Company's investment in Berkshire common stock is less than 1% of the consolidated equity of Berkshire. At December 31, 2012 and 2011, the unrealized gain related to the Company's Berkshire stock investment totaled $177.6 million and $129.1 million, respectively.

At the end of 2012, the Company’s investment in Strayer Education, Inc. had been in an unrealized loss position for almost six months. The Company evaluated this investment for other-than-temporary impairment based on various factors, including the duration and severity of the unrealized loss; the reason for the decline in value; the potential recovery period; and the Company’s ability and intent to hold the investment. Based on this evaluation, the Company concluded that the unrealized loss was other-than-temporary and recorded an $18.0 million write-down of the investment.

At the end of the first quarter of 2011, the Company’s investment in Corinthian Colleges, Inc. had been in an unrealized loss position for over six months. The Company evaluated this investment for other-than-temporary impairment based on various factors, including the duration and severity of the unrealized loss; the reason for the decline in value; the potential recovery period; and the Company’s ability and intent to hold the investment. Based on this evaluation, the Company concluded the unrealized loss was other-than-temporary and recorded a $30.7 million write-down of the investment. The investment continued to decline, and in the third quarter of 2011, the Company recorded an additional $23.1 million write-down of the investment.

The Company invested $45.0 million in marketable equity securities during 2012. There were no new investments of marketable equity securities in 2011 and 2010. During 2012, proceeds from sales of marketable equity securities were $2.0 million, and net realized gains on such sales were $0.5 million. There were no sales of marketable equity securities during 2011 and 2010.

Investments in Affiliates. At the end of 2012, the Company holds a 16.5% interest in Classified Ventures, LLC, which owns and operates several leading businesses in the online classified advertising space, and several other investments.

In the third quarter of 2011, the Company recorded impairment charges of $9.2 million on the Company’s interest in Bowater Mersey Paper Company Limited as a result of the challenging economic environment for newsprint producers. During the fourth quarter of 2012, the Company sold its 49% interest in the common stock of Bowater Mersey Paper Company Limited for a nominal amount; no loss was recorded as the investment had previously been written down to zero.

5.    ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts receivable at December 31, 2012 and 2011, consist of the following:

(in thousands)	2012	2011
Trade accounts receivable, less estimated returns, doubtful accounts and allowances
of $35,462 and $50,225	$379,355	$375,577
Other accounts receivable	19,849	17,148
	$399,204	$392,725

The changes in allowance for doubtful accounts and returns and allowance for advertising rate adjustments and discounts during 2012, 2011 and 2010 were as follows:

		Additions –		Balance
	Balance at	Charged to		at
	Beginning	Costs and		End of
(in thousands)	of Period	Expenses	Deductions	Period
Year Ended December 31, 2012
Allowance for doubtful accounts and returns	$48,199	$55,605	$(70,192)	$33,612
Allowance for advertising rate adjustments and discounts	2,026	15,088	(15,264)	1,850
	$50,225	$70,693	$(85,456)	$35,462
Year Ended December 31, 2011
Allowance for doubtful accounts and returns	$67,007	$61,327	$(80,135)	$48,199
Allowance for advertising rate adjustments and discounts	3,174	11,868	(13,016)	2,026
	$70,181	$73,195	$(93,151)	$50,225
Year Ended January 2, 2011
Allowance for doubtful accounts and returns	$98,286	$137,888	$(169,167)	$67,007
Allowance for advertising rate adjustments and discounts	8,495	12,216	(17,537)	3,174
	$106,781	$150,104	$(186,704)	$70,181

Accounts payable and accrued liabilities at December 31, 2012 and 2011, consist of the following:

(in thousands)	2012	2011
Accounts payable and accrued liabilities	$310,294	$333,282
Accrued compensation and related benefits	176,102	161,759
	$486,396	$495,041

Cash overdrafts of $0.9 million and $2.1 million are included in accounts payable and accrued liabilities at December 31, 2012 and 2011, respectively.

6.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2012 and 2011 consist of the following:

(in thousands)	2012	2011
Land	$42,992	$41,093
Buildings	364,844	350,939
Machinery, equipment and fixtures	2,617,344	2,479,823
Leasehold improvements	314,555	304,421
Construction in progress	66,734	95,173
	3,406,469	3,271,449
Less accumulated depreciation	(2,325,232)	(2,119,059)
	$1,081,237	$1,152,390

Depreciation expense was $268.6 million, $249.1 million and $242.4 million in 2012, 2011 and 2010, respectively.

7.    ACQUISITIONS AND DISPOSITIONS

The Company completed business acquisitions totaling approximately $55.6 million, $136.5 million and $14.1 million, in 2012, 2011 and 2010, respectively. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition.

During 2012, the Company completed five business acquisitions totaling approximately $55.6 million. In November 2012, the Company completed its acquisition of a controlling interest in Celtic Healthcare, Inc. (Celtic), a provider of home health care and hospice services in the northeastern and mid-Atlantic regions. The operating results of Celtic are included in other businesses. The fair value of the noncontrolling interest in Celtic was $5.9 million at the acquisition date, determined using a market approach. The minority shareholder has an option to put their shares to the Company from 2018 to 2022, and the Company has an option to buy the shares of the minority shareholder in 2022. The Company also acquired three small businesses in its education division and one small business in other businesses. The purchase price allocations mostly comprised goodwill and other intangible assets on a preliminary basis.

The Company divested its interest in Avenue100 Media Solutions in July 2012, which was previously reported in other businesses. Kaplan completed the sales of Kidum in August 2012, EduNeering in April 2012 and Kaplan Learning Technologies in February 2012, which were part of the Kaplan Ventures division. Consequently, the Company’s income from continuing operations excludes results from these businesses, which have been reclassified to discontinued operations (see Note 3).

In February 2013, the Company announced that it had signed an agreement to sell The Herald, a daily and Sunday newspaper headquartered in Everett, WA; the transaction is expected to close in March 2013.

During 2011, the Company completed five business acquisitions totaling approximately $136.5 million, including assumed debt of $5.5 million and other assumed liabilities. Kaplan acquired three businesses in its Kaplan International division, one business in its KHE division and one business in its Kaplan Ventures division. These included the May 2011 acquisitions of Franklyn Scholar and Carrick Education Group, leading national providers of vocational training and higher education in Australia, and the June 2011 acquisition of Structuralia, a provider of e-learning for the engineering and infrastructure sector in Spain. During 2010, the Company acquired six businesses for $14.1 million. Kaplan acquired two small businesses in its KTP division, one small business in its Ventures division and one small business in its International division. The Company made two small acquisitions in its cable television and other businesses divisions. The purchase price allocations for these acquisitions mostly comprised goodwill, other intangible assets and property, plant and equipment.

Kaplan completed the sales of KVE in July 2011 and KCS in October 2011, which were part of Kaplan Ventures and KHE, respectively. In April 2010, Kaplan completed the sale of Education Connection, which was part of Kaplan Ventures, and in September 2010, the Company completed the sale of Newsweek. Consequently, the Company’s income from continuing operations excludes results from these businesses, which have been reclassified to discontinued operations (see Note 3).

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

As part of the Company’s annual impairment review, the KTP reporting unit failed the step one goodwill impairment test, and, therefore, a step two analysis was performed. As a result of the step two analysis, the Company recorded a goodwill and other long-lived asset impairment charge of $111.6 million. The Company estimated the fair value utilizing a discounted cash flow model, supported by a market approach. The impairment charge is the result of a recent slowdown in enrollment growth at KTP, operating losses for the past three years and other factors. A substantial portion of the impairment charge is due to the amount of unrecognized intangible assets identified in the step two analysis.

The education division made several changes to its operating and reporting structure in the first quarter of 2011 and 2010, changing the composition of the reporting units within KTP and KHE. The changes resulted in the reassignment of the assets and liabilities to the reporting units affected. The goodwill was allocated to the reporting units affected using the relative fair value approach.

As a result of continued challenges in the lead generation industry, in both the third quarters of 2011 and 2010, the Company performed interim reviews of the carrying value of goodwill and other intangible assets at its online lead generation business. The business failed the step one goodwill impairment tests and the Company performed a step two analysis, resulting in an $11.9 million and a $27.5 million goodwill and other intangible assets impairment charge in the third quarters of 2011 and 2010, respectively. The Company estimated the fair value utilizing a discounted cash flow model. The impairment charges are included in “Income (Loss) from Discontinued Operations, Net of Tax” in the Company’s Consolidated Statements of Operations (see Note 3).

Amortization of intangible assets for the years ended December 31, 2012 and 2011, and January 2, 2011, was $21.0 million, $22.3 million and $21.6 million, respectively. Amortization of intangible assets is estimated to be approximately $15 million in 2013, $9 million in 2014, $7 million in 2015, $6 million in 2016, $5 million in 2017 and $4 million thereafter.

The changes in the carrying amount of goodwill, by segment, during 2012 and 2011 were as follows:

		Cable	Newspaper	Television	Other
(in thousands)	Education	Television	Publishing	Broadcasting	Businesses	Total
Balance as of January 2, 2011
Goodwill	$1,073,089	$85,488	$81,183	$203,165	$100,152	$1,543,077
Accumulated impairment losses	(15,529)	―	(65,772)	―	(85,419)	(166,720)
	1,057,560	85,488	15,411	203,165	14,733	1,376,357
Acquisitions	78,643	―	―	―	―	78,643
Impairment	―	―	―	―	(11,923)	(11,923)
Dispositions	(21,144)	―	―	―	―	(21,144)
Foreign currency exchange rate changes and other	(6,936)	―	―	―	―	(6,936)
Balance as of December 31, 2011
Goodwill	1,116,615	85,488	81,183	203,165	100,152	1,586,603
Accumulated impairment losses	(8,492)	―	(65,772)	―	(97,342)	(171,606)
	1,108,123	85,488	15,411	203,165	2,810	1,414,997
Acquisitions	7,364	―	―	―	16,242	23,606
Impairment	(102,259)	―	―	―	―	(102,259)
Dispositions	(29,000)	―	―	―	―	(29,000)
Foreign currency exchange rate changes and other	10,571	―	―	―	―	10,571
Balance as of December 31, 2012
Goodwill	1,097,058	85,488	81,183	203,165	19,052	1,485,946
Accumulated impairment losses	(102,259)	―	(65,772)	―	―	(168,031)
	$994,799	$85,488	$15,411	$203,165	$19,052	$1,317,915

The changes in carrying amount of goodwill at the Company’s education division for 2012 and 2011 were as follows:

	Higher	Test	Kaplan	Kaplan
(in thousands)	Education	Preparation	International	Ventures	Total
Balance as of January 2, 2011
Goodwill	$335,226	$229,486	$444,940	$63,437	$1,073,089
Accumulated impairment losses	―	(7,037)	―	(8,492)	(15,529)
	335,226	222,449	444,940	54,945	1,057,560
Reallocation, net	91,043	(70,262)	―	(20,781)	―
Acquisitions	422	―	74,803	3,418	78,643
Dispositions	(17,479)	―	―	(3,665)	(21,144)
Foreign currency exchange rate changes and other	(84)	―	(3,807)	(3,045)	(6,936)
Balance as of December 31, 2011
Goodwill	409,128	152,187	515,936	39,364	1,116,615
Accumulated impairment losses	―	―	―	(8,492)	(8,492)
	409,128	152,187	515,936	30,872	1,108,123
Acquisitions	―	―	7,364	―	7,364
Impairment	―	(102,259)	―	―	(102,259)
Dispositions	―	―	―	(29,000)	(29,000)
Foreign currency exchange rate changes and other	56	―	12,387	(1,872)	10,571

Balance as of December 31, 2012
Goodwill	409,184	152,187	535,687	―	1,097,058
Accumulated impairment losses	―	(102,259)	―	―	(102,259)
	$409,184	$49,928	$535,687	$ ―	$994,799

Other intangible assets consist of the following:

		As of December 31, 2012			As of December 31, 2011
		Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in thousands)	Range	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized Intangible Assets
Noncompete agreements	2–5 years	$14,008	$12,546	$1,462	$14,493	$10,764	$3,729
Student and customer relationships	2–10 years	73,693	40,787	32,906	75,734	47,888	27,846
Databases and technology	3–5 years	6,457	5,707	750	10,514	8,159	2,355
Trade names and trademarks	2–10 years	26,634	18,185	8,449	36,222	18,936	17,286
Other	1–25 years	8,849	6,839	2,010	9,971	6,565	3,406
		$129,641	$84,064	$45,577	$146,934	$92,312	$54,622
Indefinite-Lived Intangible Assets
Franchise agreements		$496,321			$496,321
Wireless licenses		22,150			22,150
Licensure and accreditation		7,371			7,862
Other		13,886			4,308
		$539,728			$530,641

9.   INCOME TAXES

Income from continuing operations before income taxes consists of the following:

(in thousands)	2012	2011	2010
U.S.	$103,094	$235,653	$555,646
Non-U.S.	17,516	11,875	22,673
	$120,610	$247,528	$578,319

2011 non-U.S. results include a loss from a $9.2 million impairment charge with respect to an investment in a non-U.S. affiliate.

The provision for income taxes on income from continuing operations consists of the following:

(in thousands)	Current	Deferred	Total
2012
U.S. Federal	$99,424	$(48,685)	$50,739
State and Local	14,062	(5,135)	8,927
Non-U.S.	12,631	(697)	11,934
	$126,117	$(54,517)	$71,600
2011
U.S. Federal	$40,450	$26,732	$67,182
State and Local	15,937	10,475	26,412
Non-U.S.	9,129	(823)	8,306
	$65,516	$36,384	$101,900
2010
U.S. Federal	$137,943	$12,040	$149,983
State and Local	28,366	34,011	62,377
Non-U.S.	11,030	(990)	10,040
	$177,339	$45,061	$222,400

The provision for income taxes on continuing operations exceeds the amount of income tax determined by applying the U.S. Federal statutory rate of 35% to income from continuing operations before taxes as a result of the following:

(in thousands)	2012	2011	2010
U.S. Federal taxes at statutory rate	$42,213	$86,635	$202,412
State and local taxes, net of U.S. Federal tax	9,247	4,143	26,689
Valuation allowances against state tax benefits, net of U.S. Federal tax	(3,443)	9,748	13,856
Tax provided on non-U.S. subsidiary earnings and distributions at less
than the expected U.S. Federal statutory tax rate	(7,320)	(6,882)	(4,327)
Valuation allowances against non-U.S. income tax benefits	15,966	8,072	2,921
Goodwill impairments	12,776	―	―
U.S. Federal Manufacturing Deduction tax (benefit) expense	(3,323)	1,365	(8,419)
Other, net	5,484	(1,181)	(10,732)
Provision for Income Taxes	$71,600	$101,900	$222,400

Results for 2011 include $1.4 million in income tax expense related to the U.S. Federal manufacturing deduction; this amount reflects a 2011 tax benefit, offset by a change in estimate for 2010.

During 2012, 2011 and 2010, in addition to the income tax provision for continuing operations presented above, the Company also recorded tax benefits on discontinued operations. Losses from discontinued operations and gains or losses on sales and dispositions of discontinued operations have been reclassified from previously reported income from operations and reported separately as loss from discontinued operations, net of tax. Tax benefits of $66.7 million, $5.8 million and $14.9 million with respect to discontinued operations were recorded in 2012, 2011 and 2010, respectively.

Deferred income taxes at December 31, 2012 and December 31, 2011, consist of the following:

(in thousands)	2012	2011
Accrued postretirement benefits	$25,287	$28,525
Other benefit obligations	123,306	112,646
Accounts receivable	31,073	28,047
State income tax loss carryforwards	34,578	34,506
U.S. Federal income tax loss carryforwards	2,857	6,301
U.S. Federal capital loss carryforwards	10,837	―
U.S. Federal foreign income tax credit carryforwards	6,781	―
Non-U.S. income tax loss carryforwards	27,039	14,906
Other	58,133	60,881
Deferred Tax Assets	319,891	285,812
Valuation allowances	(78,109)	(59,179)
Deferred Tax Assets, Net	$241,782	$226,633
Property, plant and equipment	175,025	200,054
Prepaid pension cost	241,846	213,663
Unrealized gain on available-for-sale securities	73,712	53,588
Goodwill and other intangible assets	276,652	291,346
Deferred Tax Liabilities	$767,235	$758,651
Deferred Income Tax Liabilities, Net	$525,453	$532,018

The Company has approximately $666.7 million of state income tax loss carryforwards available to offset future state taxable income. State income tax loss carryforwards, if unutilized, will start to expire approximately as follows:

(in millions)
2013	$5.7
2014	6.1
2015	5.1
2016	5.4
2017	1.5
2018 and after	642.9
Total	$666.7

The Company has recorded at December 31, 2012, approximately $34.6 million in deferred state income tax assets, net of U.S. Federal income tax, with respect to these state income tax loss carryforwards. The Company has established a full valuation allowance reducing the net recorded amount of deferred tax assets with respect to state tax loss carryforwards, since the Company has determined that it is more likely than not that the state tax losses may not be fully utilized in the future to reduce state taxable income.

The Company has approximately $8.1 million of U.S. Federal income tax loss carryforwards obtained as a result of prior stock acquisitions. U.S. Federal income tax loss carryforwards are expected to be fully utilized as follows:

(in millions)
2013	$0.7
2014	0.7
2015	0.7
2016	0.7
2017	0.7
2018 and after	4.6
Total	$8.1

The Company has established at December 31, 2012 approximately $2.9 million in U.S. Federal deferred tax assets with respect to these U.S. Federal income tax loss carryforwards.

The Company has approximately $27.8 million of U.S. Federal capital loss carryforwards obtained mainly as a result of dispositions during 2012 of the stock of former subsidiaries and an affiliate. U.S. Federal capital loss carryforwards are expected to be fully utilized for U.S. Federal tax purposes in the future, but will expire at the end of 2017 if not utilized. The Company has recorded at December 31, 2012 approximately $10.8 million of deferred tax assets with respect to these U.S. Federal capital loss carryforwards.

For U.S. Federal income tax purposes, the Company has approximately $6.8 million of foreign tax credits available to be credited against future U.S. Federal income tax liabilities. These U.S. Federal foreign tax credits are expected to be fully utilized in the future, but will expire at the end of 2022 if not utilized. The Company has established at December 31, 2012, approximately $6.8 million of U.S. Federal deferred tax assets with respect to these U.S. Federal foreign tax credit carryforwards.

The Company has approximately $93.0 million of non-U.S. income tax loss carryforwards as a result of operating losses and prior stock acquisitions, that are available to offset future non-U.S. taxable income, and has recorded with respect to these losses, approximately $27.0 million in non-U.S. deferred income tax assets. The Company has established approximately $25.2 million in valuation allowances against the deferred tax assets recorded for the portion of non-U.S. tax losses that may not be fully utilized to reduce future non-U.S. taxable income. The $93.0 million of non-U.S. income tax loss carryforwards consist of $84.6 million in losses that may be carried forward indefinitely; $3.0 million of losses that, if unutilized, will expire in varying amounts through 2017; and $5.4 million of losses that, if unutilized, will start to expire after 2017.

Deferred tax valuation allowances and changes in deferred tax valuation allowances were as follows:

		Additions –
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
(in thousands)	of Period	Expenses	Deductions	Period
Year ended
December 31, 2012	$59,179	$18,930	―	$78,109
December 31, 2011	$41,359	$17,820	―	$59,179
January 2, 2011	$26,239	$16,777	$(1,657)	$41,359

The Company has established $48.2 million in valuation allowances against deferred state tax assets recognized, net of U.S. Federal tax. As stated above, approximately $34.6 million of the valuation allowances, net of U.S. Federal income tax, relate to state income tax loss carryforwards. The Company has established valuation allowances against state income tax assets recognized, without considering potentially offsetting deferred tax liabilities established with respect to prepaid pension cost and goodwill. Prepaid pension cost and goodwill have not been considered a source of future taxable income for realizing deferred tax assets recognized since these temporary differences are not likely to reverse in the foreseeable future. The valuation allowances established against state income tax assets are recorded at the newspaper publishing division, the corporate office and the education division, and may increase or decrease within the next 12 months, based on operating results or the market value of investment holdings; as a result, the Company is unable to estimate the potential tax impact, given the uncertain operating and market environment. The Company will be monitoring future operating results and projected future operating results on a quarterly basis to determine whether the valuation allowances provided against deferred state tax assets should be increased or decreased, as future circumstances warrant.

The Company has not established valuation allowances against any U.S. Federal deferred tax assets.

The Company has established $29.9 million in valuation allowances against non-U.S. deferred tax assets, and, as stated above, $25.2 million of the non-U.S. valuation allowances relate to non-U.S. income tax loss carryforwards.

Deferred U.S. Federal and state income taxes are recorded with respect to undistributed earnings of investments in non-U.S. subsidiaries to the extent taxable dividend income would be recognized if such earnings were distributed. Deferred income taxes recorded with respect to undistributed earnings of investments in non-U.S. subsidiaries are recorded net of foreign tax credits with respect to such undistributed earnings estimated to be creditable against future U.S. Federal tax liabilities. At December 31, 2012, a net U.S. Federal and state deferred income tax liability of about $1.7 million was recorded with respect to undistributed earnings of investments in non-U.S. subsidiaries based on the year-end position. At December 31, 2011, about $0.7 million of net deferred U.S. Federal income tax assets were recorded since it was apparent that a portion of the temporary differences would reverse in 2012.

Deferred U.S. Federal and state income taxes have not been recorded for the full book value and tax basis differences related to investments in non-U.S. subsidiaries because such investments are expected to be indefinitely held. The book value exceeded the tax basis of investments in non-U.S. subsidiaries by approximately $64.2 million and $60.6 million at December 31, 2012 and 2011, respectively; these differences would result in approximately $14.7 million and $13.4 million of net additional U.S. Federal and state deferred tax liabilities, net of foreign tax credits related to undistributed earnings and estimated to be creditable against future U.S. Federal tax liabilities, at December 31, 2012 and 2011, respectively. If investments in non-U.S. subsidiaries were held for sale instead of expected to be held indefinitely, additional U.S. Federal and state deferred tax liabilities would be required to be recorded, and such deferred tax liabilities, if recorded, may exceed the above estimates.

The Company does not currently anticipate that within the next 12 months there will be any events requiring the establishment of any valuation allowances against U.S. Federal net deferred tax assets. The valuation allowances established against non-U.S. deferred tax assets are recorded at the education division, as this is the only division with significant non-U.S operating activities, and these are largely related to the educations division’s operations in Australia. These valuation allowances may increase or decrease within the next 12 months, based on operating results; as a result, the Company is unable to estimate the potential tax impact, given the uncertain operating environment. The Company will be monitoring future education division operating results and projected future operating results on a quarterly basis to determine whether the valuation allowances provided against non-U.S. deferred tax assets should be increased or decreased, as future circumstances warrant.

The Company files income tax returns with the U.S. Federal government and in various state, local and non-U.S. governmental jurisdictions, with the consolidated U.S. Federal tax return filing considered the only major tax jurisdiction. The statute of limitations has expired on all consolidated U.S. Federal corporate income tax returns filed through 2008, and the Internal Revenue Service is not currently examining any of the post-2008 returns filed by the Company.

The Company endeavors to comply with tax laws and regulations where it does business, but cannot guarantee that, if challenged, the Company’s interpretation of all relevant tax laws and regulations will prevail and that all tax benefits recorded in the financial statements will ultimately be recognized in full. The Company has taken reasonable efforts to address uncertain tax positions and has determined that there are no material transactions and no material tax positions taken by the Company that would fail to meet the more-likely-than-not threshold for recognizing transactions or tax positions in the financial statements. Accordingly, the Company has not recorded a reserve for uncertain tax positions in the financial statements, and the Company does not expect any significant tax increase or decrease to occur within the next 12 months with respect to any transactions or tax positions taken and reflected in the financial statements. In making these determinations, the Company presumes that taxing authorities pursuing examinations of the Company’s compliance with tax law filing requirements will have full knowledge of all relevant information, and, if necessary, the Company will pursue resolution of disputed tax positions by appeals or litigation.

10.    DEBT

The Company’s borrowings at December 31, 2012 and 2011, consist of the following:

(in thousands)	2012	2011
7.25% unsecured notes due February 1, 2019	$397,479	$397,065
USD Revolving credit borrowing	240,121	―
AUD Revolving credit borrowing	51,915	51,012
Commercial paper borrowings	―	109,671
Other indebtedness	7,196	7,464
Total Debt	696,711	565,212
Less: current portion	(243,327)	(112,983)
Total Long-Term Debt	$453,384	$452,229

On December 20, 2012, the Company borrowed $240 million under its revolving credit facility at an interest rate of 1.5107%; this was fully repaid on January 11, 2013. The Company did not have any outstanding commercial paper borrowing as of December 31, 2012. The Company did not borrow funds under its USD revolving credit facility in 2011. At December 31, 2011, the average interest rate on the Company’s outstanding commercial paper borrowing was 0.5%. The Company’s other indebtedness at December 31, 2012, is at interest rates of 0% to 6% and matures from 2013 to 2017.

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

On June 17, 2011, the Company terminated its U.S. $500 million five-year revolving credit agreement, dated August 8, 2006, among the Company, the lenders party thereto and Citibank, N.A. (the 2006 Credit Agreement), in connection with the entrance into a new revolving credit facility. No borrowings were outstanding under the 2006 Credit Agreement at the time of termination. On June 17, 2011, the Company entered into a credit agreement (the Credit Agreement) providing for a new U.S. $450 million, AUD 50 million four-year revolving credit facility (the Facility) with each of the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent (JP Morgan), and J.P. Morgan Australia Limited as Australian Sub-Agent. The Facility consists of two tranches: (a) U.S. $450 million and (b) AUD 50 million (subject, at the Company’s option, to conversion of the unused Australian dollar commitments into U.S. dollar commitments at a specified exchange rate). The Credit Agreement provides for an option to increase the total U.S. dollar commitments up to an aggregate amount of U.S. $700 million. The Company is required to pay a facility fee on a quarterly basis, based on the Company’s long-term debt ratings, of between 0.08% and 0.20% of the amount of the Facility. Any borrowings are made on an unsecured basis and bear interest at (a) for U.S. dollar borrowings, at the Company’s option, either (i) a fluctuating interest rate equal to the highest of JPMorgan’s prime rate, 0.50 percent above the Federal funds rate or the one-month eurodollar rate plus 1%, or (ii) the eurodollar rate for the applicable interest period; or (b) for Australian dollar borrowings, the bank bill rate, in each case plus an applicable margin that depends on the Company’s long-term debt ratings. The Facility will expire on June 17, 2015, unless the Company and the banks agree to extend the term. Any outstanding borrowings must be repaid on or prior to the final termination date. The Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type and, among other things, requires the Company to maintain at least $1.5 billion of consolidated stockholders’ equity.

On September 7, 2011, the Company borrowed AUD 50 million under its revolving credit facility. On the same date, the Company entered into interest rate swap agreements with a total notional value of AUD 50 million and a maturity date of March 7, 2015. These interest rate swap agreements will pay the Company variable interest on the AUD 50 million notional amount at the three-month bank bill rate, and the Company will pay the counterparties a fixed rate of 4.5275%. These interest rate swap agreements were entered into to convert the variable rate Australian dollar borrowing under the revolving credit facility into a fixed rate borrowing. Based on the terms of the interest rate swap agreements and the underlying borrowing, these interest rate swap agreements were determined to be effective and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in other comprehensive income on the accompanying condensed consolidated balance sheets until earnings are affected by the variability of cash flows.

During 2012 and 2011, the Company had average borrowings outstanding of approximately $483.3 million and $426.7 million, respectively, at average annual interest rates of approximately 6.7% and 7.0%, respectively. The Company incurred net interest expense of $32.6 million, $29.1 million and $27.9 million during 2012, 2011 and 2010, respectively.

At December 31, 2012 and 2011, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $481.4 million and $460.5 million, respectively, compared with the carrying amount of $397.5 million and $397.1 million. The carrying value of the Company’s other unsecured debt at December 31, 2012, approximates fair value.

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

12.    CAPITAL STOCK, STOCK AWARDS AND STOCK OPTIONS

Capital Stock.  Each share of Class A common stock and Class B common stock participates equally in dividends. The Class B stock has limited voting rights and as a class has the right to elect 30% of the Board of Directors; the Class A stock has unlimited voting rights, including the right to elect a majority of the Board of Directors. In 2012 and 2011, the Company’s Class A shareholders converted 10,000, or 1%, and 11,500, or 1%, respectively, of the Class A shares of the Company to an equal number of Class B shares. The conversions had no impact on the voting rights of the Class A and Class B common stock.

During 2012, 2011 and 2010, the Company purchased a total of 301,231, 644,948 and 1,057,940 shares, respectively, of its Class B common stock at a cost of approximately $103.2 million, $248.1 million and $404.8 million, respectively. In September 2011, the Board of Directors increased the authorization to repurchase a total of 750,000 shares of Class B common stock. The Company did not announce a ceiling price or a time limit for the purchases. The authorization included 43,573 shares that remained under the previous authorization. At December 31, 2012, the Company had authorization from the Board of Directors to purchase up to 192,243 shares of Class B common stock.

Stock Awards.  In 1982, the Company adopted a long-term incentive compensation plan, which, among other provisions, authorizes the awarding of Class B common stock to key employees. Stock awards made under this incentive compensation plan are primarily subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant’s employment terminates before the end of a specified period of service to the Company. Some of the awards are also subject to performance and market conditions and will be forfeited and revert to Company ownership if the conditions are not met. At December 31, 2012, there were 302,055 shares reserved for issuance under the incentive compensation plan. Of this number, 207,917 shares were subject to awards outstanding and 94,138 shares were available for future awards. Activity related to stock awards under the long-term incentive compensation plan for the years ended December 31, 2012 and 2011, and January 2, 2011, was as follows:

	2012		2011		2010
	Number	Average	Number	Average	Number	Average
	of	Grant-Date	of	Grant-Date	of	Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Beginning of year, unvested	77,319	$424.45	48,359	$498.95	66,020	$494.97
Awarded	145,348	321.56	44,030	432.09	1,859	442.29
Vested	(7,134)	499.06	(13,132)	722.67	(2,644)	754.81
Forfeited	(7,616)	417.79	(1,938)	436.31	(16,876)	437.06
End of Year, Unvested	207,917	$350.21	77,319	$424.45	48,359	$498.95

For the share awards outstanding at December 31, 2012, the aforementioned restriction will lapse in 2013 for 28,555 shares, in 2014 for 2,674 shares, in 2015 for 41,968 shares, in 2016 for 24,850 shares, in 2017 for 67,370 shares and in 2018 for 42,500 shares. Also, in early 2013, the Company made stock awards of 7,681 shares. Stock-based compensation costs resulting from Company stock awards were $11.4 million, $8.9 million and $4.8 million in 2012, 2011 and 2010, respectively.

As of December 31, 2012, there was $50.9 million of total unrecognized compensation expense related to this plan. That cost is expected to be recognized on a straight-line basis over a weighted average period of 2.3 years.

Stock Options.  The Company’s employee stock option plan reserves 1,900,000 shares of the Company’s Class B common stock for options to be granted under the plan. The purchase price of the shares covered by an option cannot be less than the fair value on the granting date. Options generally vest over four years and have a maximum term of 10 years. At December 31, 2012, there were 351,675 shares reserved for issuance under the stock option plan, of which 125,694 shares were subject to options outstanding and 225,981 shares were available for future grants.

Activity related to options outstanding for the years ended December 31, 2012, December 31, 2011 and January 2, 2011 was as follows:

	2012		2011		2010
	Number	Average	Number	Average	Number	Average
	of	Option	of	Option	of	Option
	Shares	Price	Shares	Price	Shares	Price
Beginning of year	129,044	$494.95	87,919	$495.05	90,569	$525.44
Granted	7,500	378.00	51,000	499.45	22,500	395.68
Expired or forfeited	(10,850)	605.82	(9,875)	519.04	(25,150)	515.59
End of Year	125,694	$478.32	129,044	$494.95	87,919	$495.05

Of the shares covered by options outstanding at the end of 2012, 64,021 are now exercisable; 25,423 will become exercisable in 2013; 19,750 will become exercisable in 2014; 14,625 will become exercisable in 2015; and 1,875 will become exercisable in 2016. For 2012, 2011 and 2010, the Company recorded expense of $2.9 million, $2.7 million and $1.4 million related to this plan, respectively. Information related to stock options outstanding and exercisable at December 31, 2012 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
	Shares	Average	Weighted	Shares	Average	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Remaining	Average
Exercise	at	Contractual	Exercise	at	Contractual	Exercise
Prices	12/31/2012	Life (yrs.)	Price	12/31/2012	Life (yrs.)	Price
$343–396	41,000	7.7	$383.78	22,250	6.9	$381.54
419–439	21,694	6.5	422.67	16,271	6.5	422.67
503	50,000	8.2	502.58	12,500	8.2	502.58
652	2,000	5.4	651.91	2,000	5.4	651.91
729–763	7,000	3.9	729.67	7,000	3.9	729.67
816	1,000	0.9	816.05	1,000	0.9	816.05
954	3,000	2.0	953.50	3,000	2.0	953.50
	125,694	7.2	$478.32	64,021	6.3	$495.72

At December 31, 2012, the intrinsic value for all options outstanding, exercisable and unvested was $0.1 million, $0.1 million and $0.1 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of the Company’s stock was $365.21 at December 31, 2012. At December 31, 2012, there were 61,673 unvested options related to this plan with an average exercise price of $460.24 and a weighted average remaining contractual term of 8.2 years. At December 31, 2011, there were 83,459 unvested options with an average exercise price of $463.53.

As of December 31, 2012, total unrecognized stock-based compensation expense related to this plan was $5.1 million, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.3 years. There were no options exercised during 2012, 2011 and 2010.

All options granted during 2012 and 2010 were at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. During 2011, the Company granted 50,000 options at an exercise price above the fair market value of its common stock at the date of grant. All other options granted during 2011 were at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The weighted average grant-date fair value of options granted during 2012, 2011 and 2010 was $91.71, $110.67 and $106.70, respectively. Also, in early 2013, an additional 15,000 stock options were granted.

The fair value of options at date of grant was estimated using the Black-Scholes method utilizing the following assumptions:

	2012	2011
Expected life (years)	7	7
Interest rate	1.04%–1.27%	1.49%–2.85%
Volatility	31.71%–31.80%	30.35%–31.24%
Dividend yield	2.54%–2.60%	2.11%–2.74%

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

At December 31, 2012, a Kaplan senior manager holds 6,447 Kaplan restricted shares, as well as 759 Kaplan restricted shares issued in 2010 that vest over a three-year period. The fair value of Kaplan’s common stock is determined by the Company's compensation committee of the Board of Directors, and in January 2013, the committee set the fair value price at $973 per share. No options were awarded during 2012, 2011 or 2010; no options were exercised during 2012 or 2010 and there are no options outstanding at December 31, 2012. In December 2011, a Kaplan senior manager exercised 2,000 Kaplan stock options at an option price of $652 per option.

Kaplan recorded a stock compensation credit of $1.1 million, $1.3 million and $1.2 million in 2012, 2011 and 2010, respectively. At December 31, 2012, the Company’s accrual balance related to Kaplan stock-based compensation totaled $7.0 million. There were no payouts in 2012, 2011 or 2010. The total intrinsic value of options exercised during 2011 was $1.0 million.

Earnings Per Share.  The Company’s earnings per share from continuing operations (basic and diluted) for the years ended December 31, 2012 and 2011, and January 2, 2011 are presented below:

(in thousands, except per share amounts)	2012	2011	2010
Income from continuing operations attributable to
The Washington Post Company common stockholders	$48,041	$144,704	$355,091
Less: Amount attributable to participating securities	(3,257)	(1,459)	(2,182)
Basic Income from Continuing Operations Attributable to
The Washington Post Company Common Stockholders	$44,784	$143,245	$352,909
Plus: Amount attributable to participating securities	3,257	1,459	2,182
Diluted Income from Continuing Operations Attributable to
The Washington Post Company Common Stockholders	$48,041	$144,704	$355,091
Basic weighted average shares outstanding	7,360	7,826	8,869
Plus: Effect of dilutive shares related to stock options and restricted stock	44	79	62
Diluted Weighted Average Shares Outstanding	7,404	7,905	8,931
Income Per Share from Continuing Operations Attributable to
The Washington Post Company Common Stockholders:
Basic	$6.09	$18.30	$39.78
Diluted	$6.09	$18.30	$39.76

For the year ended December 31, 2012, the basic earnings per share computed under the two-class method is lower than the diluted earnings per share computed under the if-converted method for participating securities, resulting in the presentation of the lower amount in diluted earnings per share. The 2012, 2011 and 2010 diluted earnings per share amounts exclude the effects of 124,694, 115,294 and 30,225 stock options outstanding, respectively, as their inclusion would have been antidilutive. The 2012 diluted earnings per share amounts also exclude the effects of 52,200 restricted stock awards, as their inclusion would have been antidilutive.

In 2012, 2011 and 2010, the Company declared regular dividends totaling $9.80, $9.40 and $9.00 per share, respectively. In December 2012, the Company declared and paid an accelerated cash dividend totaling $9.80 per share, in lieu of regular quarterly dividends that the Company otherwise would have declared and paid in calendar year 2013.

13.    PENSIONS AND OTHER POSTRETIREMENT PLANS

The Company maintains various pension and incentive savings plans and contributes to multiemployer plans on behalf of certain union-represented employee groups. Most of the Company’s employees are covered by these plans.

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

Effective August 1, 2012, the Company’s defined benefit pension plan was amended to provide most of the current participants with a new cash balance benefit. The new cash balance benefit will be funded by the assets of the Company’s pension plans. As a result of this new benefit, the Company’s matching contribution for its 401(k) Savings Plans was reduced.

In 2012, the Company offered a Voluntary Retirement Incentive Program to certain employees of The Washington Post newspaper and recorded early retirement expense of $7.5 million. In addition, the Company offered a Voluntary Retirement Incentive Program to certain employees of Post–Newsweek Media and recorded early retirement expense of $1.0 million. The early retirement program expense for these programs is funded from the assets of the Company’s pension plans.

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

The following table sets forth obligation, asset and funding information for the Company’s defined benefit pension plans at December 31, 2012 and 2011:

	Pension Plans
(in thousands)	2012	2011
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,279,315	$1,113,205
Service cost	40,344	27,619
Interest cost	59,124	60,033
Amendments	8,508	2,776
Actuarial loss	144,286	140,126
Benefits paid and other	(65,255)	(64,444)
Benefit Obligation at End of Year	$1,466,322	$1,279,315
Change in Plan Assets
Fair value of assets at beginning of year	$1,816,577	$1,651,958
Actual return on plan assets	319,823	229,063
Benefits paid and other	(65,255)	(64,444)
Fair Value of Assets at End of Year	$2,071,145	$1,816,577
Funded Status	$604,823	$537,262

	SERP
(in thousands)	2012		2011
Change in Benefit Obligation
Benefit obligation at beginning of year		$92,863		$79,403
Service cost		1,467		1,655
Interest cost		4,241		4,342
Amendments		―		369
Actuarial loss		8,428		9,059
Benefits paid and other		(2,937)		(1,965)
Benefit Obligation at End of Year		$104,062		$92,863
Change in Plan Assets
Fair value of assets at beginning of year	$	―	$	―
Employer contributions and other		3,681		3,114
Benefits paid		(3,681)		(3,114)
Fair Value of Assets at End of Year	$	―	$	―
Funded Status		$(104,062)		$(92,863)

The accumulated benefit obligation for the Company’s pension plans at December 31, 2012 and 2011, was $1,349.2 million and $1,191.9 million, respectively. The accumulated benefit obligation for the Company’s SERP at December 31, 2012 and 2011, was $97.6 million and $86.6 million, respectively. The amounts recognized in the Company’s Consolidated Balance Sheets for its defined benefit pension plans at December 31, 2012 and 2011, are as follows:

	Pension Plans		SERP
(in thousands)	2012	2011	2012		2011
Noncurrent asset	$604,823	$537,262	$	―	$	―
Current liability	―	―		(4,368)		(4,002)
Noncurrent liability	―	―		(99,694)		(88,861)
Recognized Asset (Liability)	$604,823	$537,262		$(104,062)		$(92,863)

Key assumptions utilized for determining the benefit obligation at December 31, 2012 and 2011, are as follows:

	Pension Plans		SERP
	2012	2011	2012	2011
Discount rate	4.0%	4.7%	4.0%	4.7%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%

The Company made no contributions to its pension plans in 2012, 2011 and 2010, and the Company does not expect to make any contributions in 2013. The Company made contributions to its SERP of $3.7 million and $3.1 million for the years ended December 31, 2012 and 2011, respectively. As the plan is unfunded, the Company makes contributions to the SERP based on actual benefit payments.

At December 31, 2012, future estimated benefit payments, excluding charges for early retirement programs, are as follows:

(in thousands)	Pension Plans	SERP
2013	$75,081	$4,454
2014	$74,887	$4,768
2015	$75,207	$4,846
2016	$76,285	$5,360
2017	$78,657	$5,511
2018–2022	$429,337	$30,867

The total cost (benefit) arising from the Company’s defined benefit pension plans for the years ended December 31, 2012 and 2011, and January 2, 2011, including a portion included in discontinued operations, consists of the following components:

	Pension Plans
(in thousands)	2012	2011	2010
Service cost	$40,344	$27,619	$26,976
Interest cost	59,124	60,033	60,329
Expected return on assets	(96,132)	(95,983)	(95,340)
Amortization of transition asset	―	―	(29)
Amortization of prior service cost	3,695	3,605	4,201
Recognized actuarial loss	9,013	―	―
Net Periodic Cost (Benefit) for the Year	16,044	(4,726)	(3,863)
Early retirement programs expense	8,508	634	―
Special termination benefits	―	―	5,295
Recognition of prior service cost	―	―	2,369
Total Cost (Benefit) for the Year	$24,552	$(4,092)	$3,801
Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income
Current year actuarial (gain) loss	$(79,405)	$7,046	$(126,568)
Amortization of transition asset	―	―	29
Amortization of prior service cost	(3,695)	(1,463)	(6,570)
Recognized net actuarial loss	(9,013)	―	―
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$(92,113)	$5,583	$(133,109)
Total Recognized in Total Cost (Benefit) and Other
Comprehensive Income (Before Tax Effects)	$(67,561)	$1,491	$(129,308)

	SERP
(in thousands)	2012	2011	2010
Service cost	$1,467	$1,655	$1,381
Interest cost	4,241	4,342	4,244
Plan amendment	―	369	―
Amortization of prior service cost	54	260	406
Recognized actuarial loss	1,833	1,411	1,068
Total Cost for the Year	$7,595	$8,037	$7,099
Other Changes in Benefit Obligations Recognized in
Other Comprehensive Income
Current year actuarial loss	$8,428	$9,059	$2,656
Amortization of prior service cost	(54)	(260)	(406)
Recognized net actuarial loss	(1,833)	(1,411)	(877)
Other adjustments	745	―	―
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$7,286	$7,388	$1,373
Total Recognized in Total Cost and Other Comprehensive
Income (Before Tax Effects)	$14,881	$15,425	$8,472

The costs for the Company’s defined benefit pension plans are actuarially determined. Below are the key assumptions utilized to determine periodic cost for the years ended December 31, 2012 and 2011, and January 2, 2011:

	Pension Plans			SERP
	2012	2011	2010	2012	2011	2010
Discount rate	4.7%	5.6%	6.0%	4.7%	5.6%	6.0%
Expected return on plan assets	6.5%	6.5%	6.5%	―	―	―
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

At December 31, 2012 and 2011, accumulated other comprehensive income (AOCI) includes the following components of unrecognized net periodic cost for the defined benefit plans:

	Pension Plans		SERP
(in thousands)	2012	2011	2012	2011
Unrecognized actuarial (gain) loss	$(193,469)	$(105,051)	$33,725	$26,385
Unrecognized prior service cost	15,931	19,626	191	245
Gross Amount	(177,538)	(85,425)	33,916	26,630
Deferred tax liability (asset)	71,015	34,170	(13,566)	(10,652)
Net Amount	$(106,523)	$(51,255)	$20,350	$15,978

During 2013, the Company expects to recognize the following amortization components of net periodic cost for the defined benefit plans:

	2013
(in thousands)	Pension Plans	SERP
Actuarial loss recognition	$8,588	$2,569
Prior service cost recognition	$3,635	$54

Defined Benefit Plan Assets.  The Company’s defined benefit pension obligations are funded by a portfolio made up of a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. As of December 31, 2012 and 2011, the assets of the Company’s pension plans were allocated as follows:

	December 31,
	2012	2011
U.S. equities	64%	69%
U.S. fixed income	13%	10%
International equities	23%	21%
	100%	100%

Essentially all of the assets are actively managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both of these managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval by the Plan administrator. As of December 31, 2012, the managers can invest no more than 24% of the assets in international stocks at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities. None of the assets is managed internally by the Company.

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

The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of December 31, 2012. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At December 31, 2012 and 2011, the pension plan held common stock in one investment that exceeded

10% of total plan assets. This investment was valued at $223.1 million and $222.4 million at December 31, 2012 and 2011, respectively, or approximately 11% and 12%, respectively, of total plan assets. Assets also included $179.9 million and $154.0 million of Berkshire Hathaway Class A and Class B common stock at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, the pension plan held investments in one foreign country that exceeded 10% of total plan assets. These investments were valued at $240.4 million and $241.4 million at December 31, 2012 and 2011, respectively, or approximately 12% and 13%, respectively, of total plan assets.

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

The Company’s pension plan assets measured at fair value on a recurring basis were as follows:

(in thousands)	Level 1	Level 2	Total
At December 31, 2012
Cash equivalents and other short-term investments	$195,389	$62,922	$258,311
Equity securities
U.S. equities	1,315,378	―	1,315,378
International equities	482,431	―	482,431
Fixed-income securities
Corporate debt securities	―	6,054	6,054
Other fixed income	2,501	313	2,814
Total Investments	$1,995,699	$69,289	$2,064,988
Receivables			6,157
Total			$2,071,145

At December 31, 2011
Cash equivalents and other short-term investments	$120,101	$43,166	$163,267
Equity securities
U.S. equities	1,249,079	―	1,249,079
International equities	381,924	―	381,924
Fixed-income securities
U.S. Federal agency mortgage-backed securities	―	1,071	1,071
Corporate debt securities	―	9,203	9,203
Other fixed income	2,531	8,121	10,652
Total investments	$1,753,635	$61,561	$1,815,196
Receivables			1,381
Total			$1,816,577

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

Other Postretirement Plans.  The following table sets forth obligation, asset and funding information for the Company’s other postretirement plans at December 31, 2012 and 2011:

	Postretirement Plans
(in thousands)	2012		2011
Change in Benefit Obligation
Benefit obligation at beginning of year		$72,412		$68,818
Service cost		3,113		2,872
Interest cost		2,735		3,063
Actuarial gain		(11,493)		(55)
Curtailment loss		438		―
Benefits paid, net of Medicare subsidy		(3,337)		(2,286)
Benefit Obligation at End of Year		$63,868		$72,412
Change in Plan Assets
Fair value of assets at beginning of year	$	―	$	―
Employer contributions		3,337		2,286
Benefits paid, net of Medicare subsidy		(3,337)		(2,286)
Fair Value of Assets at End of Year	$	―	$	―
Funded Status		$(63,868)		$(72,412)

The amounts recognized in the Company’s Consolidated Balance Sheets for its other postretirement plans at December 31, 2012 and 2011, are as follows:

	Postretirement Plans
(in thousands)	2012	2011
Current liability	$(3,919)	$(4,548)
Noncurrent liability	(59,949)	(67,864)
Recognized Liability	$(63,868)	$(72,412)

In 2012, the Company offered a Voluntary Retirement Incentive Program to certain employees of The Washington Post newspaper and recorded early retirement expense of $0.4 million.

The Company recorded a curtailment gain of $8.5 million in 2010 due to the sale of Newsweek; the gain is included in discontinued operations.

The discount rates utilized for determining the benefit obligation at December 31, 2012 and 2011, for the postretirement plans were 3.30% and 3.90%, respectively. The assumed health care cost trend rate used in measuring the postretirement benefit obligation at December 31, 2012, was 8.0% for pre-age 65, decreasing to 5.0% in the year 2025 and thereafter. The assumed health care cost trend rate used in measuring the postretirement benefit obligation at December 31, 2012, was 21.8% for the post-age 65 Medicare Advantage Prescription Drug (MA-PD) plan, decreasing to 5.0% in the year 2023 and thereafter, and was 7.0% for the post-age 65 non MA-PD plan, decreasing to 5.0% in the year 2021 and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A change of one percentage point in the assumed health care cost trend rates would have the following effects:

	1%	1%
(in thousands)	Increase	Decrease
Benefit obligation at end of year	$5,354	$(4,740)
Service cost plus interest cost	$657	$(560)

The Company made contributions to its postretirement benefit plans of $3.3 million and $2.3 million for the years ended December 31, 2012 and 2011, respectively. As the plans are unfunded, the Company makes contributions to its postretirement plans based on actual benefit payments.

At December 31, 2012, future estimated benefit payments are as follows:

Postretirement
(in thousands)	Plans
2013	$3,919
2014	$4,081
2015	$4,288
2016	$4,521
2017	$4,623
2018–2022	$25,998

The total (benefit) cost arising from the Company’s other postretirement plans for the years ended December 31, 2012 and 2011, and January 2, 2011, including a portion included in discontinued operations, consists of the following components:

	Postretirement Plans
(in thousands)	2012	2011	2010
Service cost	$3,113	$2,872	$3,275
Interest cost	2,735	3,063	3,934
Amortization of prior service credit	(5,608)	(5,650)	(5,026)
Recognized actuarial gain	(1,478)	(1,921)	(2,032)
Net Periodic (Benefit) Cost	(1,238)	(1,636)	151
Curtailment loss (gain)	438	―	(8,583)
Total Benefit for the Year	$(800)	$(1,636)	$(8,432)
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial gain	$(11,493)	$(55)	$(3,073)
Current year prior service credit	―	―	(6,336)
Amortization of prior service credit	5,608	5,650	5,026
Recognized actuarial gain	1,478	1,921	2,032
Curtailment loss	―	―	4,953
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$(4,407)	$7,516	$2,602
Total Recognized in (Benefit) Cost and Other
Comprehensive Income (Before Tax Effect)	$(5,207)	$5,880	$(5,830)

The costs for the Company’s postretirement plans are actuarially determined. The discount rates utilized to determine periodic cost for the years ended December 31, 2012 and 2011, and January 2, 2011 were 3.90%, 4.60% and 5.25%, respectively.

At December 31, 2012 and 2011, AOCI included the following components of unrecognized net periodic benefit for the postretirement plans:

(in thousands)	2012	2011
Unrecognized actuarial gain	$(25,525)	$(15,510)
Unrecognized prior service credit	(26,128)	(31,736)
Gross Amount	(51,653)	(47,246)
Deferred tax liability	20,661	18,898
Net Amount	$(30,992)	$(28,348)

During 2013, the Company expects to recognize the following amortization components of net periodic cost for the other postretirement plans:

(in thousands)	2013
Actuarial gain recognition	$(2,240)
Prior service credit recognition	$(5,547)

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

In 2012, The Daily Herald notified the GCIU Employer’s Trust Fund of its unilateral withdrawal from the Plan effective November 30, 2012, and recorded a $0.9 million charge based on an estimate of the withdrawal liability.

The Company, through The Washington Post and The Daily Herald newspapers, contributed to the CWA/ITU Negotiated Pension Plan (Employer Identification Number – 13-6212879, Plan Number 001) on behalf of mailers, helpers and utility mailers. As of December 31, 2010, the CWA/ITU Negotiated Pension Plan (the Plan) was in critical (red) status as currently defined by the Pension Protection Act of 2006, and a rehabilitation plan was in effect. There are no surcharges for employers who have adopted the rehabilitation plan, and there is no minimum contribution requirement other than the normal requirement to contribute as provided in the collective bargaining agreement. The Company’s collective bargaining agreement expired on May 18, 2003. The Company’s contributions to the Plan amounted to $0.1 million in 2011 and $0.6 million in 2010. The Washington Post was listed in the Plan’s Form 5500 as providing more than 5% of the total contribution to the Plan for the year ended December 31, 2010.

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

The Company’s total contributions to multiemployer pension plans that are not individually significant amounted to $0.2 million in 2012, $0.3 million in 2011 and $0.4 million in 2010. The Company’s total contributions to all multiemployer pension plans amounted to $0.2 million in 2012, $0.4 million in 2011 and $1.0 million in 2010.

Savings Plans.  The Company recorded expense associated with retirement benefits provided under incentive savings plans (primarily 401(k) plans) of approximately $17.3 million in 2012, $20.4 million in 2011 and $18.9 million in 2010.

14.    OTHER NON-OPERATING (EXPENSE) INCOME

A summary of non-operating (expense) income for the years ended December 31, 2012 and 2011, and January 2, 2011, follows:

(in thousands)	2012	2011	2010
Impairment write-down on a marketable equity security	$(17,998)	$(53,793)	$	―
Gains (losses) on sales or write-downs of cost method investments	6,639	419		―
Foreign currency gains (losses), net	3,132	(3,263)		6,705
Other, net	2,771	1,437		810
Total Other Non-Operating (Expense) Income	$(5,456)	$(55,200)		$7,515

15.    LEASES AND OTHER COMMITMENTS

The Company leases real property under operating agreements. Many of the leases contain renewal options and escalation clauses that require payments of additional rent to the extent of increases in the related operating costs.

At December 31, 2012, future minimum rental payments under noncancelable operating leases approximate the following:

(in thousands)
2013	$131,737
2014	118,524
2015	98,013
2016	88,852
2017	76,573
Thereafter	260,129
$773,828

Minimum payments have not been reduced by minimum sublease rentals of $35.9 million due in the future under noncancelable subleases.

Rent expense under operating leases, including a portion reported in discontinued operations, was approximately $127.2 million, $127.8 million and $134.0 million in 2012, 2011 and 2010, respectively. Sublease income was approximately $4.4 million, $2.7 million and $0.5 million in 2012, 2011 and 2010, respectively.

The Company’s broadcast subsidiaries are parties to certain agreements that commit them to purchase programming to be produced in future years. At December 31, 2012, such commitments amounted to approximately $25.9 million. If such programs are not produced, the Company’s commitment would expire without obligation.

16.    CONTINGENCIES

Litigation and Legal Matters.  The Company and its subsidiaries are subject to the items listed below, other complaints and administrative proceedings and are defendants in various other civil lawsuits that have arisen in the ordinary course of their businesses, including contract disputes; actions alleging negligence, libel, invasion of privacy, trademark, copyright and patent infringement; U.S. Federal False Claims Act (False Claim Act) violations; violations of applicable wage and hour laws; and statutory or common law claims involving current and former students and employees. Although the outcomes of the legal claims and proceedings against the Company cannot be predicted with certainty, based on currently available information, management believes that there are no existing claims or proceedings that are likely to have a material effect on the Company’s business, financial condition, results of operations or cash flows. Also, based on currently available information, management is of the opinion that the exposure to future material losses from existing legal proceedings is not reasonably possible, or that future material losses in excess of the amounts accrued are not reasonably possible.

A purported class-action complaint was filed against the Company, Donald E. Graham and Hal S. Jones on October 28, 2010, in the U.S. District Court for the District of Columbia, by the Plumbers Local #200 Pension Fund. The complaint alleged that the Company and certain of its officers made materially false and misleading statements, or failed to disclose material facts relating to KHE, in violation of the U.S. Federal securities laws. The complaint sought damages, attorneys’ fees, costs and equitable/injunctive relief. The Company moved to dismiss the complaint, and on December 23, 2011, the court granted the Company’s motion and dismissed the case with prejudice. On January 25, 2012, the Plaintiff filed a motion seeking leave to amend or alter that final judgment, which the court granted in part on March 13, 2012 by allowing the Plaintiff to file an amended complaint. On May 11, 2012, the Company moved to dismiss the amended complaint. The parties await a ruling on the motion to dismiss.

On February 6, 2008, a purported class-action lawsuit was filed in the U.S. District Court for the Central District of California by purchasers of BAR/BRI bar review courses from July 2006 onward alleging antitrust claims against Kaplan and West Publishing Corporation, BAR/BRI’s former owner. On April 10, 2008, the court granted defendants’ motion to dismiss, a decision that was reversed by the Ninth Circuit Court of Appeals on November 7, 2011.The Ninth Circuit also referred the matter to a mediator for the purpose of exploring a settlement.  In the fourth quarter of 2012, the parties reached a comprehensive agreement to settle the matter.  The settlement is expected to be presented to the District Court for approval in the first quarter of 2013.

On or about January 17, 2008, an Assistant U.S. Attorney in the Civil Division of the U.S. Attorney’s Office for the Eastern District of Pennsylvania contacted KHE’s CHI-Broomall campus and made inquiries about the Surgical Technology program, including the program’s eligibility for Title IV U.S. Federal financial aid, the program’s student loan defaults, licensing and accreditation. Kaplan responded to the information requests and fully cooperated with the inquiry. The DOE also conducted a Program Review at the CHI-Broomall campus, and Kaplan likewise cooperated with the Program Review. On July 22, 2011, the U.S. Attorney’s Office for the Eastern District of Pennsylvania announced that it had entered into a comprehensive settlement agreement with Kaplan that resolved the U.S. Attorney’s inquiry, provided for the conclusion of the DOE’s program review and also settled a previously sealed False Claims Act complaint that had been filed by a former employee of the CHI-Broomall campus. The total amount of all required payments by CHI-Broomall under the agreements was $1.6 million. Pursuant to the comprehensive settlement agreement, the U.S. Attorney inquiry has been closed, the False Claims Act complaint (United States of America ex rel. David Goodstein v. Kaplan, Inc., et al.) was dismissed with prejudice, and the DOE will issue a final program review determination. At this time, Kaplan cannot predict the contents of the pending final program review determination or the ultimate impact the proceedings may have on the CHI-Broomall campus or the KHE business generally.

Several Kaplan subsidiaries were or are subject to four other unsealed cases filed by former employees that include, among other allegations, claims under the False Claims Act relating to eligibility for Title IV funding. The U.S. Government declined to intervene in all cases, and, as previously reported, court decisions in 2011 either dismissed the cases in their entirety or narrowed the scope of their allegations. The four cases are captioned: United States of America ex rel. Carlos Urquilla-Diaz et al. v. Kaplan University et al. (unsealed March 25, 2008); United States of America ex rel. Jorge Torres v. Kaplan Higher Education Corp. (unsealed April 7, 2008); United States of America ex rel. Victoria Gatsiopoulos et al. v. ICM School of Business & Medical Careers et al. (unsealed September 2, 2008); and United States of America ex rel. Charles Jajdelski v. Kaplan Higher Education Corp. et al. (unsealed January 6, 2009).

On August 17, 2011, the U.S. District Court for the Southern District of Florida issued a series of rulings in the Diaz case, which included three separate complaints: Diaz, Wilcox and Gillespie. The court dismissed the Wilcox complaint in its entirety; dismissed all False Claims Act allegations in the Diaz complaint, leaving only an individual employment claim; and dismissed in part the Gillespie complaint, thereby limiting the scope and time frame of its False Claims Act allegations regarding compliance with the U.S. Federal Rehabilitation Act. On October 31, 2012, the court entered summary judgment in favor of the Company as to the sole remaining employment claim in the Diaz complaint. The Gillespie complaint is proceeding to the discovery and dispositive motion phases.

On August 23, 2011, the U.S. District Court for the Southern District of Florida dismissed the Torres case in its entirety and entered a final judgment in favor of Kaplan. That case was appealed to the U.S. Court of Appeals for the Eleventh Judicial Circuit, but the appeal was subsequently dismissed for want of prosecution.

On August 9, 2011, the U.S. District Court for the Southern District of Florida granted in part Kaplan’s motion to dismiss the Gatsiopoulos complaint, which limited the allegations in that complaint to alleged violations of U.S. Federal incentive compensation regulations and so-called “70 percent rules” and an individual employment claim and limited the time frame applicable to these claims. Thereafter, the relators voluntarily dismissed the “false claims” allegations and the remaining employment claim was settled. The complaint was dismissed in the first quarter of 2012.

On July 7, 2011, the U.S. District Court for the District of Nevada dismissed the Jajdelski case in its entirety and entered a final judgment in favor of Kaplan. On February 13, 2013, the U.S. Circuit Court for the Ninth Judicial Circuit affirmed the dismissal in part, and reversed the dismissal on one allegation under the False Claims Act relating to eligibility for Title IV funding based on claims of false attendance. Kaplan is evaluating the decision and its options for next steps, including seeking a re-hearing in the appellate court.

On October 21, 2010, Kaplan Higher Education Corporation received a subpoena from the office of the Florida Attorney General. The subpoena sought information pertaining to the online and on-campus schools operated by KHE in and outside of Florida. KHE has cooperated with the Florida Attorney General and provided the information requested in the subpoena. Although KHE may receive further requests for information from the Florida Attorney General, there has been no such further correspondence to date. The Company cannot predict the outcome of this inquiry.

On December 21, 2010, the U.S. Equal Employment Opportunity Commission (EEOC) filed suit against Kaplan Higher Education Corporation in the U.S. District Court for the Northern District of Ohio, alleging racial bias by Kaplan in requesting credit scores of job applicants seeking financial positions. In March 2011, the court granted in part the Company’s motion to dismiss the complaint. On January 28, 2013, the court entered summary judgment in favor of Kaplan Higher Education Corporation and against the EEOC, terminating the case in its entirety. The EEOC will have 60 days in which to file an appeal.

On February 7, 2011, Kaplan Higher Education Corporation received a Civil Investigative Demand from the Office of the Attorney General of the State of Illinois. The demand primarily sought information pertaining to Kaplan University’s online students who are residents of Illinois. KHE has cooperated with the Illinois Attorney General and provided the requested information. Although KHE may receive further requests for information from the Illinois Attorney General, there has been no such further correspondence to date. The Company cannot predict the outcome of this inquiry.

On April 30, 2011, Kaplan Higher Education Corporation received a Civil Investigative Demand from the Office of the Attorney General of the State of Massachusetts. The demand primarily sought information pertaining to KHE Campuses’ students who are residents of Massachusetts. KHE has cooperated with the Massachusetts Attorney General and provided the requested information. Although KHE may receive further requests for information from the Massachusetts Attorney General, there has been no such further correspondence to date. The Company cannot predict the outcome of this inquiry.

On July 20, 2011, Kaplan Higher Education Corporation received a subpoena from the Office of the Attorney General of the State of Delaware. The demand primarily sought information pertaining to Kaplan University’s online students and KHE Campuses’ students who are residents of Delaware. KHE has cooperated with the Delaware Attorney General and provided the information requested in the subpoena. Although KHE may receive further requests for information from the Delaware Attorney General, there has been no such further correspondence to date. The Company cannot predict the outcome of this inquiry.

Student Financial Aid.  The Company’s education division derives the majority of its revenues from U.S. Federal financial aid received by its students under Title IV programs administered by the DOE pursuant to the Higher Education Act, as amended. To maintain eligibility to participate in Title IV programs, a school must comply with extensive statutory and regulatory requirements relating to its financial aid management, educational programs, financial strength, administrative capability, compensation practices, facilities, recruiting practices and various other matters. In addition, the school must be licensed or otherwise legally authorized to offer postsecondary educational programs by the appropriate governmental body in the state or states in which it is physically located or is otherwise subject to state authorization requirements, be accredited by an accrediting agency recognized by the DOE and be certified to participate in the Title IV programs by the DOE. Schools are required periodically to apply for renewal of their authorization, accreditation or certification with the applicable state governmental bodies, accrediting agencies and the DOE. In accordance with DOE regulations, some KHE schools operate individually or are combined into groups of two or more schools for the purpose of determining compliance with certain Title IV requirements, and each school or school group is assigned its own identification number, known as an OPEID number. As a result, the schools in KHE have a total of 30 OPEID numbers. Failure to comply with the requirements of the Higher Education Act or related regulations could result in the restriction or loss of the ability to participate in Title IV programs and subject the Company to financial penalties and refunds. No assurance can be given that the Kaplan schools, or individual programs within schools, will maintain their Title IV eligibility, accreditation and state authorization in the future or that the DOE might not successfully assert that one or more of such schools have previously failed to comply with Title IV requirements.

DOE regulations require schools participating in Title IV programs to calculate correctly and return on a timely basis unearned Title IV funds disbursed to students who withdraw from a program of study prior to completion. These funds must be returned in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. Under DOE regulations, failure to make timely returns of Title IV program funds for 5% or more of students sampled in a school’s annual compliance audit could result in a requirement that the school post a letter of credit in an amount equal to 25% of its prior-year returns of Title IV program funds. If unearned funds are not properly calculated and returned in a timely manner, an institution may be subject to monetary liabilities, fines or other sanctions.

Financial aid and assistance programs are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations in the U.S. govern all of the government financial assistance programs in which students participate.

For the years ended December 31, 2012 and 2011, and January 2, 2011, approximately $882 million, $1,110 million, and

$1,460 million, respectively, of the Company’s education division revenue was derived from financial aid received by students under Title IV programs. Management believes that the Company’s education division schools that participate in Title IV programs are in material compliance with standards set forth in the Higher Education Act and related regulations.

DOE Program Reviews.  The DOE has undertaken program reviews at various KHE campus locations and at Kaplan University. Currently, there are four pending program reviews, including Kaplan University. In addition, the Company is awaiting the DOE’s final report on the program review at KHE’s Broomall, PA, location.

In May 2012, the DOE issued a preliminary report on its 2009 onsite review at Kaplan University containing several findings that required Kaplan University to conduct additional, dated file reviews and submit additional data. In January 2013, Kaplan submitted a response to the DOE’s data request and is awaiting a final report on this review. The Company does not expect the final program review report to have a material impact on KHE; however, the results of this and the other open reviews and their impact on Kaplan’s operations are uncertain.

The 90/10 Rule.  Under regulations referred to as the 90/10 rule, a KHE school would lose its eligibility to participate in Title IV programs for a period of at least two fiscal years if the institution derives more than 90% of its receipts from Title IV programs, as calculated on a cash basis in accordance with the Higher Education Act and applicable DOE regulations, in each of two consecutive fiscal years, commencing with the institution’s first fiscal year that ends after August 14, 2008. An institution with Title IV receipts exceeding 90% for a single fiscal year ending after August 14, 2008, will be placed on provisional certification and may be subject to other enforcement measures. The 90/10 rule calculations are performed for each OPEID unit. The largest OPEID reporting unit in KHE in terms of revenue is Kaplan University, which accounted for approximately 65% of the Title IV funds received by the division in 2012. In 2012, Kaplan University derived less than 80% of its receipts from the Title IV programs, and other OPEID units derived between 71% and 88% of their receipts from Title IV programs. For 2012, a portion of the non-Title IV receipts resulted from the Kaplan Value Loan program, which has been discontinued. In 2011, Kaplan University derived less than 82% of its receipts from Title IV programs, and other OPEID units derived between 71% and 88% of their receipts from Title IV programs.

A majority of KHE students are enrolled in certificate and associate’s degree programs. Revenue from certificate and associate’s degree programs is composed of a higher percentage of Title IV funds than is the case for revenue from its bachelor’s and other degree programs. KHE is taking various measures to reduce the percentage of its receipts attributable to Title IV funds, including modifying student payment options; emphasizing direct-pay and employer-paid education programs; encouraging students to carefully evaluate the amount of their Title IV borrowing; eliminating some programs; cash-matching; and developing and offering additional non-Title IV-eligible certificate preparation, professional development and continuing education programs. Some of the other programs may currently be offered by other Kaplan businesses. Absent the adoption of the changes mentioned above, and if current trends continue, management estimates that in 2013, 20 of the KHE Campuses’ OPEID units, representing approximately 21% of KHE’s 2012 revenues, could have a 90/10 ratio over 90%. As noted above, Kaplan is taking steps to address compliance with the 90/10 rule; however, there can be no guarantee that these measures will be adequate to prevent the 90/10 rule calculations at some or all of the schools from exceeding 90% in the future.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Level 1		Level 2	Total
At December 31, 2012
Assets
Money market investments (1)	$	―	$432,670	$432,670
Marketable equity securities (2)		380,087	―	380,087
Other current investments (3)		14,134	24,717	38,851
Total Financial Assets		$394,221	$457,387	$851,608

Liabilities
Deferred compensation plan liabilities (5)	$	―	$62,297	$62,297
7.25% unsecured notes (6)		―	481,424	481,424
AUD revolving credit borrowing (6)		―	51,915	51,915
Interest rate swap (7)		―	1,567	1,567
Total Financial Liabilities	$	―	$597,203	$597,203

At December 31, 2011
Assets
Money market investments (1)	$	―	$180,136	$180,136
Marketable equity securities (2)		303,201	―	303,201
Other current investments (3)		15,223	20,250	35,473
Interest rate swap (4)		―	14	14
Total Financial Assets		$318,424	$200,400	$518,824

Liabilities
Deferred compensation plan liabilities (5)	$	―	$63,403	$63,403
7.25% unsecured notes (6)		―	460,500	460,500
AUD revolving credit borrowing (6)		―	51,012	51,012
Total Financial Liabilities	$	―	$574,915	$574,915

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

(7)    Included in Other liabilities. The Company utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity and market interest rates.

For assets that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. Assets and liabilities that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability

The Company measures certain assets, including goodwill, intangible assets, property, plant, and equipment, cost and equity-method investments, at fair value on a nonrecurring basis when they are deemed to be impaired. The fair value of these assets is determined with valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow models. For the year ended December 31, 2012, the Company recorded a goodwill and other long-lived asset impairment charge of $111.6 million (see Note 2 and 8). The remeasurement of the goodwill and other long-lived assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value.

18.    BUSINESS SEGMENTS

Basis of Presentation.  The Company’s organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but are not limited to, customers, the nature of products and services and use of resources. The business segments disclosed in the Consolidated Financial Statements are based on this organizational structure and information reviewed by the Company’s management to evaluate the business segment results. The Company has seven reportable segments: KHE, KTP, Kaplan International, cable television, newspaper publishing, television broadcasting and other businesses.

The Company evaluates segment performance based on operating income before amortization of intangible assets and impairment of goodwill and other long-lived assets. The accounting policies at the segments are the same as described in Note 2. In computing income from operations by segment, the effects of equity in earnings (losses) of affiliates, interest income, interest expense, other non-operating income and expense items and income taxes are not included. Intersegment sales are not material.

Identifiable assets by segment are those assets used in the Company’s operations in each business segment.  The Prepaid Pension cost is not included in identifiable assets by segment. Investments in marketable equity securities are discussed in Note 4.

Education.  Education products and services are provided by Kaplan, Inc. KHE includes Kaplan’s postsecondary education businesses, made up of fixed-facility colleges as well as online postsecondary and career programs. KHE also includes the domestic professional training businesses. KTP includes Kaplan’s standardized test preparation and tutoring offerings. Kaplan International includes professional training and postsecondary education businesses outside the United States, as well as English-language programs.

Kaplan sold Kidum in August 2012, EduNeering in April 2012, KLT in February 2012, KCS in October 2011, KVE in July 2011, and Education Connection in April 2010; therefore, the education division’s operating results exclude these businesses. As a result, the Kaplan Ventures segment is no longer included as a separate segment as its results have been reclassified to discontinued operations. Also, Kaplan’s Colloquy and U.S. Pathways businesses moved from Kaplan Ventures to Kaplan International. Segment operating results of the education division have been restated to reflect these changes.

In response to student demand levels, Kaplan has formulated and implemented restructuring plans at its various businesses that have resulted in significant costs in the past three years, with the objective of establishing lower cost levels in future periods. Across all Kaplan businesses, restructuring costs of $45.2 million, $28.9 million and $27.5 million were recorded in 2012, 2011 and 2010, respectively, as follows:

	Fiscal Year Ended
(in thousands)	2012	2011	2010
Accelerated depreciation	$17,230	$3,965	$1,152
Severance	14,349	17,205	15,099
Lease obligation losses	9,794	7,570	5,385
Accelerated amortization of intangible assets	2,595	―	―
Other	1,274	205	5,904
	$45,242	$28,945	$27,540

KHE incurred restructuring costs of $23.4 million, $13.2 million and $9.3 million in 2012, 2011 and 2010, respectively, from accelerated depreciation and severance and lease obligations. In 2012, these costs were incurred in connection with a plan announced in September 2012 for KHE to close or consolidate operations at 13 ground campuses, along with plans to consolidate facilities and reduce workforce at its online programs. The 2011 and 2010 costs were primarily severance costs from workforce reduction programs.

Kaplan International incurred restructuring costs of $16.4 million and $1.0 million in 2012 and 2011, respectively. These restructuring costs were largely in Australia, where Kaplan is consolidating and restructuring its businesses, and included lease obligations, accelerated depreciation and severance charges.

KTP incurred restructuring costs of $12.5 million and $18.2 million in 2011 and 2010, respectively, from lease and severance obligations and accelerated depreciation. In 2010, KTP discontinued certain offerings at its K12 business, resulting in $7.8 million in severance and other closure costs. Also in 2010, KTP began implementing a plan to reorganize its business consistent with the migration of students to Kaplan’s online and hybrid test preparation offerings, reducing the number of leased test preparation centers; $10.4 million in lease and severance obligations and accelerated depreciation was recorded. In 2011, implementation of the plan was completed and $12.5 million in additional lease and severance obligations and accelerated depreciation was recorded.

Total accrued restructuring costs at Kaplan were $17.6 million and $10.5 million at the end of 2012 and 2011, respectively.

In the second quarter of 2012, Kaplan International results benefited from a favorable $3.9 million out of period expense adjustment related to certain items in 2011 and 2010. With respect to this out of period expense adjustment, the Company has concluded that it was not material to the Company’s financial position or results of operations for 2012, 2011 and 2010 and the related interim periods, based on its consideration of quantitative and qualitative factors.

Cable Television.  Cable television operations consist of cable systems offering video, Internet, phone and other services to subscribers in midwestern, western and southern states. The principal source of revenue is monthly subscription fees charged for services.

Newspaper Publishing.  Newspaper publishing includes the publication of newspapers in the Washington, DC, area and Everett, WA; newsprint warehousing; and the Company’s digital media publishing businesses (primarily washingtonpost.com and Slate). Revenues from newspaper publishing operations are derived from advertising and, to a lesser extent, from circulation. In February 2013, the Company announced that it had signed an agreement to sell The Herald, a daily and Sunday newspaper headquartered in Everett, WA; the transaction is expected to close in March 2013.

Television Broadcasting.  Television broadcasting operations are conducted through six VHF television stations serving the Detroit, Houston, Miami, San Antonio, Orlando and Jacksonville television markets. All stations are network-affiliated (except for WJXT in Jacksonville), with revenues derived primarily from sales of advertising time.

Other Businesses. In 2012, Social Code, a marketing solutions provider helping companies with marketing on social-media platforms, was moved from the newspaper publishing segment to other businesses. Due to the disposal of Avenue100 Media Solutions, it is no longer included in the other businesses segment, as its results have been reclassified to discontinued operations. The other businesses operating results have been restated to reflect these changes. Other businesses also includes WaPo Labs, a digital team focused on emerging technologies and new product development, and Celtic Healthcare, Inc. (Celtic), a provider of home health care and hospice services in the northeastern and mid-Atlantic regions that was acquired by the Company in November 2012.

Corporate Office.  Corporate office includes the expenses of the Company’s corporate office and a net pension credit.

Geographical Information.  The Company's non-U.S. revenues in 2012, 2011 and 2010 totaled approximately $644 million, $594 million and $507 million, respectively, from Kaplan's operations outside the U.S. The Company's long-lived assets in non-U.S. countries (excluding goodwill and other intangible assets), totaled approximately $58 million and $71 million at December 31, 2012 and 2011, respectively.

Company information broken down by operating segment and education division:

	Fiscal Year Ended
(in thousands)	2012	2011	2010
Operating Revenues
Education	$2,196,496	$2,404,459	$2,804,840
Cable television	787,117	760,221	759,884
Newspaper publishing	581,686	622,532	675,931
Television broadcasting	399,691	319,206	342,164
Other businesses	53,540	25,507	4,442
Corporate office	―	―	―
Intersegment elimination	(877)	(780)	(844)
	$4,017,653	$4,131,145	$4,586,417
Income (Loss) from Operations
Education	$(105,368)	$96,286	$359,584
Cable television	154,581	156,844	163,945
Newspaper publishing	(53,702)	(21,204)	(11,115)
Television broadcasting	191,642	117,089	121,348
Other businesses	(23,244)	(8,735)	(6,326)
Corporate office	(19,378)	(14,422)	(24,572)
	$144,531	$325,858	$602,864
Equity in Earnings (Losses) of Affiliates, Net	14,086	5,949	(4,133)
Interest Expense, Net	(32,551)	(29,079)	(27,927)
Other (Expense) Income, Net	(5,456)	(55,200)	7,515
Income from Continuing Operations before Income Taxes	$120,610	$247,528	$578,319
Depreciation of Property, Plant and Equipment
Education	$101,183	$83,735	$73,351
Cable television	129,107	126,302	124,834
Newspaper publishing	25,072	26,336	30,341
Television broadcasting	13,018	12,448	12,720
Other businesses	263	―	―
Corporate office	―	244	1,159
	$268,643	$249,065	$242,405
Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Education	$129,312	$19,417	$19,202
Cable television	211	267	327
Newspaper publishing	654	1,051	1,223
Television broadcasting	―	―	―
Other businesses	2,418	1,600	800
Corporate office	―	―	―
	$132,595	$22,335	$21,552
Net Pension Expense (Credit)
Education	$11,584	$6,345	$5,707
Cable television	2,540	1,924	1,919
Newspaper publishing (1)	42,436	25,283	42,287
Television broadcasting	4,970	1,669	1,113
Other businesses	60	17	―
Corporate office	(36,197)	(36,983)	(34,599)
	$25,393	$(1,745)	$16,427
Capital Expenditures
Education	$51,241	$51,871	$110,730
Cable television	150,525	143,225	109,579
Newspaper publishing	7,746	11,405	10,590
Television broadcasting	6,401	6,415	6,675
Other businesses	775	―	―
Corporate office	―	―	―
	$216,688	$212,916	$237,574

_________________

(1)    Includes a $0.9 million, $2.4 million and $20.4 million charge in 2012, 2011 and 2010, respectively, related to the withdrawal from a multiemployer pension plan.

Asset information for the Company’s business segments are as follows:

	As of December 31,
(in thousands)	2012	2011
Identifiable Assets
Education	$1,988,015	$2,217,719
Cable television	1,187,603	1,164,756
Newspaper publishing	293,592	314,405
Television broadcasting	374,075	376,259
Other businesses	81,211	15,381
Corporate office	180,128	70,902
	$4,104,624	$4,159,422
Investments in Marketable Equity Securities	380,087	303,201
Investments in Affiliates	15,535	17,101
Prepaid Pension Cost	604,823	537,262
Total Assets	$5,105,069	$5,016,986

The Company’s education division comprises the following operating segments:

	Fiscal Year Ended
(in thousands)	2012	2011		2010
Operating Revenues
Higher education	$1,149,407		$1,399,583		$1,905,038
Test preparation	284,252		303,093		314,879
Kaplan international	764,184		704,581		587,781
Kaplan corporate and other	4,645		4,585		5,537
Intersegment elimination	(5,992)		(7,383)		(8,395)
	$2,196,496		$2,404,459		$2,804,840
Income (Loss) from Operations
Higher education	$27,245		$148,915		$406,880
Test preparation	(10,799)		(28,498)		(32,583)
Kaplan international	49,069		41,506		49,309
Kaplan corporate and other	(171,929)		(64,517)		(63,788)
Intersegment elimination	1,046		(1,120)		(234)
	$(105,368)		$96,286		$359,584
Depreciation of Property, Plant and Equipment
Higher education	$58,514		$48,379		$42,412
Test preparation	19,718		15,489		14,095
Kaplan international	21,173		16,953		12,993
Kaplan corporate and other	1,778		2,914		3,851
	$101,183		$83,735		$73,351

Amortization of Intangible Assets	$17,719		$19,417		$19,202
Impairment of Goodwill and Other Long-Lived Assets	$111,593	$	―	$	―

Pension Expense
Higher education	$7,943		$4,249		$3,379
Test preparation	2,007		1,288		1,467
Kaplan international	241		167		130
Kaplan corporate and other	1,393		641		731
	$11,584		$6,345		$5,707
Capital Expenditures
Higher education	$26,406		$19,735		$58,660
Test preparation	8,211		17,266		32,798
Kaplan international	16,864		16,304		14,163
Kaplan corporate and other	(240)		(1,434)		5,109
	$51,241		$51,871		$110,730

Identifiable assets for the Company’s education division consist of the following:

	As of December 31,
(in thousands)	2012	2011
Identifiable Assets
Higher education	$949,260	$919,443
Test preparation	197,672	334,343
Kaplan international	820,565	810,140
Kaplan corporate and other	20,518	153,793
	$1,988,015	$2,217,719

19.    SUMMARY OF QUARTERLY OPERATING RESULTS AND COMPREHENSIVE INCOME (UNAUDITED)

Quarterly results of operations and comprehensive income for the year ended December 31, 2012, is as follows:

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012 Quarterly Operating Results
Operating Revenues
Education	$547,280	$552,202	$552,585	$544,429
Advertising	170,750	190,086	195,158	229,837
Circulation and subscriber	215,230	219,286	220,668	222,319
Other	27,939	33,450	42,923	53,511
	961,199	995,024	1,011,334	1,050,096
Operating Costs and Expenses
Operating	463,106	464,615	483,622	468,893
Selling, general and administrative	411,466	400,676	382,961	396,545
Depreciation of property, plant and equipment	62,275	62,749	63,739	79,880
Amortization of intangible assets	3,873	4,428	5,091	7,610
Impairment of goodwill and other long-lived assets	―	―	―	111,593
	940,720	932,468	935,413	1,064,521
Income from Operations	20,479	62,556	75,921	(14,425)
Equity in earnings of affiliates, net	3,888	3,314	4,099	2,785
Interest income	1,069	775	648	901
Interest expense	(9,163)	(8,979)	(8,738)	(9,064)
Other income (expense), net	8,588	(635)	4,163	(17,572)
Income (Loss) from Continuing Operations Before Income Taxes	24,861	57,031	76,093	(37,375)
Provision for Income Taxes	11,400	21,000	31,200	8,000
Income (Loss) from Continuing Operations	13,461	36,031	44,893	(45,375)
Income from Discontinued Operations, Net of Tax	18,107	16,016	49,054	―
Net Income (Loss)	31,568	52,047	93,947	(45,375)
Net (Income) Loss Attributable to Noncontrolling Interests	(70)	(11)	71	(64)
Net Income (Loss) Attributable to The Washington Post Company	31,498	52,036	94,018	(45,439)
Redeemable Preferred Stock Dividends	(451)	(222)	(222)	―
Net Income (Loss) Attributable to The Washington Post
Company Common Stockholders	$31,047	$51,814	$93,796	$(45,439)

Amounts Attributable to The Washington Post Company
Common Stockholders
Income (loss) from continuing operations	$12,940	$35,798	$44,742	$(45,439)
Income from discontinued operations, net of tax	18,107	16,016	49,054	―
Net income (loss) attributable to The Washington Post Company
common stockholders	$31,047	$51,814	$93,796	$(45,439)

Per Share Information Attributable to The Washington Post
Company Common Stockholders
Basic income (loss) per common share from continuing operations	$1.66	$4.72	$6.03	$(6.57)
Basic income per common share from discontinued operations	2.41	2.12	6.61	―
Basic net income (loss) per common share	$4.07	$6.84	$12.64	$(6.57)

Diluted income (loss) per common share from continuing operations	$1.66	$4.72	$6.03	$(6.57)
Diluted income per common share from discontinued operations	2.41	2.12	6.61	―
Diluted net income (loss) per common share	$4.07	$6.84	$12.64	$(6.57)
Basic average number of common shares outstanding	7,514	7,431	7,272	7,223
Diluted average number of common shares outstanding	7,615	7,545	7,376	7,223
2012 Quarterly comprehensive income	$59,907	$47,085	$95,760	$16,857

The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Operations due to rounding.

Quarterly results of operations and comprehensive income for the year ended December 31, 2011, is as follows:

(in thousands, except per share amount)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011 Quarterly Operating Results
Operating Revenues
Education	$611,714	$610,371	$601,611	$580,763
Advertising	177,385	193,352	170,552	213,255
Circulation and subscriber	214,523	216,606	212,145	213,183
Other	25,299	28,976	28,190	33,220
	1,028,921	1,049,305	1,012,498	1,040,421
Operating Costs and Expenses
Operating	463,303	488,577	486,615	465,666
Selling, general and administrative	438,744	405,729	387,735	397,518
Depreciation of property, plant and equipment	61,929	62,615	61,589	62,932
Amortization of intangible assets	5,176	5,797	6,320	5,042
	969,152	962,718	942,259	931,158
Income from Operations	59,769	86,587	70,239	109,263
Equity in (losses) earnings of affiliates, net	3,737	3,138	(1,494)	568
Interest income	982	997	994	1,174
Interest expense	(7,961)	(7,960)	(8,667)	(8,638)
Other (expense) income, net	(24,032)	(2,591)	(29,650)	1,073
Income from Continuing Operations Before Income Taxes	32,495	80,171	31,422	103,440
Provision for Income Taxes	12,100	29,200	18,600	42,000
Income from Continuing Operations	20,395	50,971	12,822	61,440
(Loss) Income from Discontinued Operations, Net of Tax	(4,766)	(5,208)	(18,788)	291
Net Income (Loss)	15,629	45,763	(5,966)	61,731
Net (Income) Loss Attributable to Noncontrolling Interests	(14)	40	(16)	(17)
Net Income (Loss) Attributable to The Washington Post Company	15,615	45,803	(5,982)	61,714
Redeemable Preferred Stock Dividends	(461)	(230)	(226)	―
Net Income (Loss) Attributable to The Washington Post Company
Common Stockholders	$15,154	$45,573	$(6,208)	$61,714

Amounts Attributable to The Washington Post Company
Common Stockholders
Income from continuing operations	$19,920	$50,781	$12,580	$61,423
(Loss) income from discontinued operations, net of tax	(4,766)	(5,208)	(18,788)	291
Net income (loss) attributable to The Washington Post Company
common stockholders	$15,154	$45,573	$(6,208)	$61,714

Per Share Information Attributable to The Washington Post
Company Common Stockholders
Basic income per common share from continuing operations	$2.43	$6.40	$1.59	$8.00
Basic (loss) income per common share from discontinued operations	(0.56)	(0.66)	(2.41)	0.03
Basic net income per common share	$1.87	$5.74	$(0.82)	$8.03

Diluted income per common share from continuing operations	$2.43	$6.40	$1.59	$8.00
Diluted (loss) income per common share from discontinued operations	(0.56)	(0.66)	(2.41)	0.03
Diluted net income (loss) per common share	$1.87	$5.74	$(0.82)	$8.03
Basic average number of common shares outstanding	8,046	7,852	7,802	7,601
Diluted average number of common shares outstanding	8,119	7,933	7,883	7,682
2011 Quarterly comprehensive income (loss)	$40,894	$37,040	$(41,225)	$63,512

The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Operations due to rounding.

Quarterly impact from certain items in 2012 and 2011 (after-tax and diluted EPS amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2012
Goodwill and other long-lived assets impairment charge of $81.9 million
at Kaplan Test Preparation				$(11.33)
Charges of $45.5 million in connection with early retirement, severance and other restructuring at the education and newspaper publishing divisions ($1.2 million,
$5.2 million, $7.6 million and $31.1 million in the first, second, third, and
fourth quarters, respectively)	$(0.16)	$(0.69)	$(1.02)	$(4.31)
Write-down of marketable equity security of $11.2 million				$(1.54)
Gain on sale of cost method investment of $3.7 million	$0.48
Gains, net, of $2.0 million for non-operating unrealized foreign currency gains
(losses) ($1.7 million gain, $1.6 million loss, $1.9 million gain in the first, second
and third quarters, respectively)	$0.22	$(0.21)	$0.26	$ ―

2011
Charges of $19.4 million in connection with severance and other restructuring at the education and newspaper publishing divisions ($1.4 million, $7.3 million, $3.5
million and $7.3 million in the first, second, third and fourth quarters, respectively)	$(0.18)	$(0.91)	$(0.44)	$(0.94)
Impairment charges of $5.7 million at one of the Company's affiliates			$(0.72)
Write-down of a marketable equity security of $34.6 million ($19.8 million and
$14.9 million in the first and third quarters, respectively)	$(2.44)		$(1.89)
Losses, net, of $2.1 million for non-operating unrealized foreign currency gains
(losses) ($1.7 million gain, $0.2 million gain, $4.2 million loss and $0.3 million
gain in the first, second, third and fourth quarters, respectively)	$0.21	$0.03	$(0.54)	$0.03

THE WASHINGTON POST COMPANY

FIVE-YEAR SUMMARY OF SELECTED HISTORICAL FINANCIAL DATA

See Notes to Consolidated Financial Statements for the summary of significant accounting policies and additional information relative to the years 2010–2012 and refer to Note 3 for discussion of discontinued operations.

(in thousands, except per share amounts)	2012	2011	2010	2009	2008
Results of Operations
Operating revenues	$4,017,653	$4,131,145	$4,586,417	$4,221,292	$4,050,613
Income from operations	144,531	325,858	602,864	303,883	310,828
Income from continuing operations	49,010	145,628	355,919	168,991	168,362
Net income attributable to The Washington Post Company
common stockholders	131,218	116,233	277,192	91,846	64,776
Per Share Amounts
Basic earnings per common share attributable to
The Washington Post Company common stockholders
Income from continuing operations	$6.09	$18.30	$39.78	$18.06	$17.73
Net income	17.39	14.70	31.06	9.78	6.89
Diluted earnings per common share attributable to
The Washington Post Company common stockholders
Income from continuing operations	$6.09	$18.30	$39.76	$18.06	$17.71
Net income	17.39	14.70	31.04	9.78	6.87
Weighted average shares outstanding:
Basic	7,360	7,826	8,869	9,332	9,408
Diluted	7,404	7,905	8,931	9,392	9,430
Cash dividends per common share	$19.60	$9.40	$9.00	$8.60	$8.60
The Washington Post Company common stockholders’ equity
per common share	$348.17	$342.76	$343.47	$317.21	$305.12
Financial Position
Working capital	$327,476	$250,069	$353,621	$398,481	$257,292
Total assets	5,105,069	5,016,986	5,158,367	5,186,206	5,158,434
Long-term debt	453,384	452,229	396,650	396,236	400,003
The Washington Post Company common stockholders’ equity	2,586,028	2,601,896	2,814,364	2,939,550	2,857,540

Impact from certain items included in income from continuing operations (after-tax and diluted EPS amounts):

2012

• goodwill and other long-lived assets impairment charge of $81.9 million ($11.33 per share) at KTP

• charges of $45.5 million ($6.18 per share) related to early retirement, severance and other restructuring at the education and newspaper publishing divisions

• write-down of a marketable equity security of $11.2 million ($1.54 per share)

• $3.7 million ($0.48 per share) gain on sale of cost method investment

• gains, net, of $2.0 million ($0.27 per share) from non-operating unrealized foreign currency gains

2011

• charges of $19.4 million ($2.46 per share) related to severance and restructuring at the education and newspaper publishing divisions

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

• gains, net, of $10.3 million ($1.10 per share) from non-operating unrealized foreign currency gains

2008

• goodwill, intangible assets and other impairment charges of $49.6 million ($5.28 per share) at the Company’s community newspapers, The Herald and other operations included in the newspaper publishing segment; and at two of the Company’s equity affiliates

• charges of $50.1 million ($5.27 per share) related to early retirement program expense at the Post and the corporate office

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

10.1

The Washington Post Company 2012 Incentive Compensation Plan, effective May 10, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

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

10.4	The Washington Post Company Supplemental Executive Retirement Plan, amendments dated July 30, 2012 and December 31, 2012.*
10.5

The Washington Post Company Deferred Compensation Plan as amended and restated through December 2007 and amended September 23, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010).*

21	List of subsidiaries of the Company.
23	Consent of independent registered public accounting firm.
24	Power of attorney dated February 21, 2013.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.
101

The following financial information from The Washington Post Company Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations for the fiscal years ended December 31, 2012 and 2011, and January 2, 2011; (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2012 and 2011, and January 2, 2011; (iii) Consolidated Balance Sheets as of December 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2012 and 2011, and January 2, 2011; (v) Consolidated Statements of Changes in Common Shareholders’ Equity for the fiscal years ended December 31, 2012 and 2011, and January 2, 2011; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

___________________________________________

* A management contract or compensatory plan or arrangement required to be included as an exhibit hereto pursuant to Item 15(b) of Form 10-K.