Form 10-Q
period 2013-03-31
WASHINGTON POST CO
filed 2013-05-07
CIK 104889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

Shares outstanding at May 3, 2013:

                                                    Class A Common Stock – 1,219,383 Shares

                                                    Class B Common Stock – 6,202,149 Shares

THE WASHINGTON POST COMPANY

Index to Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	a. Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2013 and 2012	1

	b. Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2013 and 2012	2

	c. Condensed Consolidated Balance Sheets at March 31, 2013 (Unaudited) and December 31, 2012	3

	d. Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2013 and 2012	4

	e. Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	29

Signatures		30

PART I. FINANCIAL INFORMATION

Item  1.       Financial Statements

THE WASHINGTON POST COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2013	2012
Operating Revenues
Education	$527,815	$546,685
Advertising	163,148	167,558
Circulation and Subscriber	221,709	213,677
Other	46,433	27,581
	959,105	955,501
Operating Costs and Expenses
Operating	451,981	460,300
Selling, general and administrative	414,556	408,106
Depreciation of property, plant and equipment	65,791	61,924
Amortization of intangible assets	3,717	3,873
	936,045	934,203
Income from Operations	23,060	21,298
Equity in earnings of affiliates, net	3,418	3,888
Interest income	510	1,069
Interest expense	(8,960)	(9,163)
Other (expense) income, net	(4,083)	8,588
Income from Continuing Operations Before Income Taxes	13,945	25,680
Provision for Income Taxes	7,300	11,700
Income from Continuing Operations	6,645	13,980
(Loss) Income from Discontinued Operations, Net of Tax	(1,386)	17,588
Net Income	5,259	31,568
Net Income Attributable to Noncontrolling Interests	(97)	(70)
Net Income Attributable to The Washington Post Company	5,162	31,498
Redeemable Preferred Stock Dividends	(444)	(451)
Net Income Attributable to The Washington Post Company Common Stockholders	$4,718	$31,047
Amounts Attributable to The Washington Post Company Common Stockholders
Income from continuing operations	$6,104	$13,459
(Loss) income from discontinued operations, net of tax	(1,386)	17,588
Net income attributable to The Washington Post Company common stockholders	$4,718	$31,047
Per Share Information Attributable to The Washington Post Company
Common Stockholders
Basic income per common share from continuing operations	$0.82	$1.72
Basic (loss) income per common share from discontinued operations	(0.18)	2.35
Basic net income per common share	$0.64	$4.07
Basic average number of common shares outstanding	7,227	7,514
Diluted income per common share from continuing operations	$0.82	$1.72
Diluted (loss) income per common share from discontinued operations	(0.18)	2.35
Diluted net income per common share	$0.64	$4.07
Diluted average number of common shares outstanding	7,266	7,615

See accompanying Notes to Condensed Consolidated Financial Statements.

THE WASHINGTON POST COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Net Income	$5,259	$31,568
Other Comprehensive Income (Loss), Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	(4,191)	7,823
Adjustment for sale of a business with foreign operations	―	513
	(4,191)	8,336
Unrealized gains on available-for-sale securities:
Unrealized gains for the period	49,078	32,315
Reclassification adjustment for gain on available-for-sale security included in net income	(551)	―
	48,527	32,315
Pension and other postretirement plans:
Amortization of net prior service credit included in net income	(437)	(451)
Amortization of net actuarial loss included in net income	2,317	1,657
Settlement gain included in net income	(3,471)	―
	(1,591)	1,206
Cash flow hedge gain (loss)	30	(35)
Other Comprehensive Income, Before Tax	42,775	41,822
Income tax expense related to items of other comprehensive income	(18,787)	(13,393)
Other Comprehensive Income, Net of Tax	23,988	28,429
Comprehensive Income	29,247	59,997
Comprehensive income attributable to noncontrolling interests	(118)	(90)
Total Comprehensive Income Attributable to The Washington Post Company	$29,129	$59,907

See accompanying Notes to Consolidated Financial Statements.

THE WASHINGTON POST COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in thousands)	2013	2012
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$300,652	$512,431
Restricted cash	37,457	28,538
Investments in marketable equity securities and other investments	470,023	418,938
Accounts receivable, net	372,466	399,204
Deferred income taxes	―	3,974
Inventories	3,929	7,985
Other current assets	91,454	82,692
Total Current Assets	1,275,981	1,453,762
Property, Plant and Equipment, Net	1,045,670	1,081,237
Investments in Affiliates	22,068	15,535
Goodwill, Net	1,309,663	1,317,915
Indefinite-Lived Intangible Assets, Net	539,728	539,728
Amortized Intangible Assets, Net	42,053	45,577
Prepaid Pension Cost	589,230	604,823
Deferred Charges and Other Assets	52,113	46,492
Total Assets	$4,876,506	$5,105,069

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$444,972	$486,396
Income taxes payable	2,992	726
Deferred income taxes	15,597	―
Deferred revenue	403,098	395,837
Dividends declared	222	―
Short-term borrowings	3,169	243,327
Total Current Liabilities	870,050	1,126,286
Postretirement Benefits Other Than Pensions	60,804	59,949
Accrued Compensation and Related Benefits	214,745	216,280
Other Liabilities	107,210	109,774
Deferred Income Taxes	530,667	529,427
Long-Term Debt	453,726	453,384
Total Liabilities	2,237,202	2,495,100
Redeemable Noncontrolling Interest	12,664	12,655
Redeemable Preferred Stock	11,096	11,096
Preferred Stock	―	―
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	244,176	240,746
Retained earnings	4,551,493	4,546,775
Accumulated other comprehensive income, net of tax
Cumulative foreign currency translation adjustment	21,881	26,072
Unrealized gain on available-for-sale securities	139,669	110,553
Unrealized gain on pensions and other postretirement plans	116,214	117,169
Cash flow hedge	(922)	(940)
Cost of Class B common stock held in treasury	(2,477,245)	(2,474,347)
Total Common Stockholders’ Equity	2,615,266	2,586,028
Noncontrolling Interests	278	190
Total Equity	2,615,544	2,586,218
Total Liabilities and Equity	$4,876,506	$5,105,069

See accompanying Notes to Condensed Consolidated Financial Statements.

THE WASHINGTON POST COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Cash Flows from Operating Activities
Net Income	$5,259	$31,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	65,973	63,254
Amortization of intangible assets	3,717	4,278
Net pension expense	4,390	2,192
Multiemployer pension plan withdrawal charge	349	―
Early retirement program expense	14,258	1,022
Foreign exchange loss (gain)	4,614	(2,660)
Net loss on sales of businesses	70	3,082
Equity in earnings of affiliates, net of distributions	(3,408)	(3,691)
Provision (benefit) for deferred income taxes	1,877	(23,744)
Net loss (gain) on sale or write-down of property, plant and equipment and other assets	515	(7,203)
Change in assets and liabilities:
Decrease in accounts receivable, net	23,020	36,716
Decrease in inventories	3,658	2,016
Decrease in accounts payable and accrued liabilities	(43,487)	(22,828)
Increase in deferred revenue	15,529	3,647
Increase in income taxes payable	2,273	11,019
Increase in other assets and other liabilities, net	(24,202)	(14,817)
Other	(387)	165
Net Cash Provided by Operating Activities	74,018	84,016

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(36,462)	(44,875)
Net proceeds from sales of businesses, property, plant and equipment and other assets	3,636	7,702
Purchases of marketable equity securities and other investments	(8,623)	(23,003)
Investments in certain businesses, net of cash acquired	(700)	(2,545)
Other	(18)	1,571
Net Cash Used in Investing Activities	(42,167)	(61,150)

Cash Flows from Financing Activities
Repayment of short-term borrowing	(240,121)	(109,671)
Common shares repurchased	(4,196)	(136)
Dividends paid	(222)	(18,889)
Other	3,311	16,459
Net Cash Used in Financing Activities	(241,228)	(112,237)
Effect of Currency Exchange Rate Change	(2,402)	3,263
Net Decrease in Cash and Cash Equivalents	(211,779)	(86,108)
Beginning Cash and Cash Equivalents	512,431	381,099
Ending Cash and Cash Equivalents	$300,652	$294,991

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

Financial Periods – The Company and its subsidiaries report on a calendar-quarter basis, with the exception of most of the newspaper publishing operations, which report on a thirteen week quarter ending on the Sunday nearest the calendar quarter-end.

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the quarterly periods ended March 31, 2013 and 2012 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Recently Adopted and Issued Accounting Pronouncements – In February 2013, the Financial Accounting Standards Board (“FASB”) issued final guidance on the presentation of reclassifications out of other comprehensive income to net income. The amendment requires an entity to provide information about the amounts reclassified out of other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in a footnote, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, only if the amount reclassified is required by GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide detail about those amounts. This amendment is effective for interim and fiscal years beginning after December 15, 2012. The adoption of the amendment in the first quarter of 2013 is reflected in the Company's Notes to Condensed Consolidated Financial Statements.

2. DISCONTINUED OPERATIONS

In March 2013, the Company completed the sale of The Herald, a daily and Sunday newspaper headquartered in Everett, WA. Under the terms of the agreement, the purchaser received most of the assets and liabilities; however, certain land and buildings and other assets and liabilities were retained by the Company. The results of operations of The Herald for the first quarter of 2013 and 2012, are included in the Company’s Condensed Consolidated Statements of Operations as Income (Loss) from Discontinued Operations, Net of Tax. All corresponding prior period operating results presented in the Company’s Condensed Consolidated Financial Statements and the accompanying notes have been reclassified to reflect the discontinued operations presented. The Company did not reclassify its Condensed Consolidated Balance Sheets or Statements of Cash Flows to reflect the discontinued operations.

In August 2012, the Company completed the sale of Kidum and recorded a pre-tax gain of $3.6 million and an after-tax gain of $10.2 million related to this sale in the third quarter of 2012. On July 31, 2012, the Company disposed of its interest in Avenue100 Media Solutions, Inc. and recorded a pre-tax loss of $5.7 million related to the disposition. An income tax benefit of $44.5 million was also recorded in the third quarter of 2012 as the Company determined that Avenue100 had no value. The income tax benefit was due to the Company’s tax basis in the stock of Avenue100 exceeding its net book value, as a result of goodwill and other intangible asset impairment charges recorded in 2008, 2010 and 2011 for which no tax benefit was previously recorded. In April 2012, the Company completed the sale of Kaplan EduNeering. Under the terms of the agreement, the purchaser acquired the stock of EduNeering and received substantially all the assets and liabilities. In the second quarter of 2012, the Company recorded an after-tax gain of $18.5 million related to this sale. In February 2012, Kaplan completed the stock sale of Kaplan Learning Technologies (KLT) and recorded an after-tax loss on the sale of $1.9 million. The Company recorded $23.2 million of income tax benefits in the first quarter of 2012 in connection with the sale of its stock in EduNeering and KLT related to the excess of the outside stock tax basis over the net book value of the net assets disposed. The results of operations of Kidum, Avenue100, EduNeering, and KLT, for the first quarter of 2012 are included in the Company’s Condensed Consolidated Statement of Operations as Income (Loss) from Discontinued Operations, Net of Tax.

The summarized (loss) income from discontinued operations, net of tax, is presented below:

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Operating revenues	$3,461	$23,171
Operating costs and expenses	(5,477)	(27,344)
Loss from discontinued operations	(2,016)	(4,173)
Benefit from income taxes	(676)	(23,700)
Net (Loss) Income from Discontinued Operations	(1,340)	19,527
Loss on sale of discontinued operations	(70)	(3,082)
Benefit from income taxes on sale of discontinued operations	(24)	(1,143)
(Loss) Income from Discontinued Operations, Net of Tax	$(1,386)	$17,588

The following table summarizes the 2012 quarterly operating results of the Company following the reclassification of the operations discussed above as discontinued operations:

	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2012	2012	2012	2012
Operating Revenues
Education	$546,685	$551,774	$551,696	$546,341
Advertising	167,558	186,486	191,779	225,624
Circulation and subscriber	213,677	217,747	219,137	220,732
Other	27,581	33,096	42,582	53,127
	955,501	989,103	1,005,194	1,045,824
Operating Costs and Expenses
Operating	460,300	461,788	480,731	463,626
Selling, general and administrative	408,106	397,465	380,214	397,280
Depreciation of property, plant and equipment	61,924	62,401	63,397	79,593
Amortization of intangible assets	3,873	4,428	5,091	7,610
Impairment of goodwill and other long-lived assets	―	―	―	111,593
	934,203	926,082	929,433	1,059,702
Income (Loss) from Operations	21,298	63,021	75,761	(13,878)
Equity in earnings of affiliates, net	3,888	3,314	4,099	2,785
Interest income	1,069	775	648	901
Interest expense	(9,163)	(8,979)	(8,738)	(9,064)
Other income (expense), net	8,588	(635)	4,163	(17,572)
Income (Loss) from Continuing Operations before Income Taxes	25,680	57,496	75,933	(36,828)
Provision for Income Taxes	11,700	21,200	31,100	8,200
Income (Loss) from Continuing Operations	13,980	36,296	44,833	(45,028)
Income (Loss) from Discontinued Operations, Net of Tax	17,588	15,751	49,114	(347)
Net Income (Loss)	31,568	52,047	93,947	(45,375)
Net (Income) Loss Attributable to Noncontrolling Interests	(70)	(11)	71	(64)
Net Income (Loss) Attributable to The Washington Post Company	31,498	52,036	94,018	(45,439)
Redeemable Preferred Stock Dividends	(451)	(222)	(222)	―
Net Income (Loss) Attributable to The Washington Post Company
Common Stockholders	$31,047	$51,814	$93,796	$(45,439)
Amounts Attributable to The Washington Post Company
Common Stockholders
Income (loss) from continuing operations	$13,459	$36,063	$44,682	$(45,092)
Income (loss) from discontinued operations, net of tax	17,588	15,751	49,114	(347)
Net income (loss) attributable to the Washington Post
Company common stockholders	$31,047	$51,814	$93,796	$(45,439)
Per Share Information Attributable to The Washington Post
Company Common Stockholders
Basic income (loss) per common share from continuing operations	$1.72	$4.76	$6.02	$(6.52)
Basic income (loss) per common share from discontinued operations	2.35	2.08	6.62	(0.05)
Basic net income (loss) per common share	$4.07	$6.84	$12.64	$(6.57)
Diluted income (loss) per common share from continuing operations	$1.72	$4.76	$6.02	$(6.52)
Diluted income (loss) per common share from discontinued operations	2.35	2.08	6.62	(0.05)
Diluted net income (loss) per common share	$4.07	$6.84	$12.64	$(6.57)

The following table summarizes the annual operating results of the Company following the reclassification of operations discussed above as discontinued operations:

(in thousands, except per share amounts)	2012	2011
Operating Revenues
Education	$2,196,496	$2,404,459
Advertising	771,447	738,489
Circulation and subscriber	871,293	852,891
Other	156,386	113,973
	3,995,622	4,109,812
Operating Costs and Expenses
Operating	1,866,445	1,891,888
Selling, general and administrative	1,583,065	1,617,641
Depreciation of property, plant and equipment	267,315	247,650
Amortization of intangible assets	21,002	22,335
Impairment of goodwill and other long-lived assets	111,593	―
	3,849,420	3,779,514
Income from Operations	146,202	330,298
Equity in earnings of affiliates, net	14,086	5,949
Interest income	3,393	4,147
Interest expense	(35,944)	(33,226)
Other expense, net	(5,456)	(55,200)
Income from Continuing Operations Before Income Taxes	122,281	251,968
Provision for Income Taxes	72,200	103,500
Income from Continuing Operations	50,081	148,468
Income (Loss) from Discontinued Operations, Net of Tax	82,106	(31,311)
Net Income	132,187	117,157
Net Income Attributable to Noncontrolling Interests	(74)	(7)
Net Income Attributable to The Washington Post Company	132,113	117,150
Redeemable Preferred Stock Dividends	(895)	(917)
Net Income Attributable to The Washington Post Company Common Stockholders	$131,218	$116,233
Amounts Attributable to The Washington Post Company Common Stockholders
Income from continuing operations	$49,112	$147,544
Income (loss) from discontinued operations, net of tax	82,106	(31,311)
Net income attributable to the Washington Post Company common stockholders	$131,218	$116,233
Per Share Information Attributable to The Washington Post Company Common
Stockholders
Basic income per common share from continuing operations	$6.23	$18.66
Basic income (loss) per common share from discontinued operations	11.16	(3.96)
Basic net income per common share	$17.39	$14.70
Diluted income per common share from continuing operations	$6.23	$18.66
Diluted income (loss) per common share from discontinued operations	11.16	(3.96)
Diluted net income per common share	$17.39	$14.70

3. INVESTMENTS

Investments in marketable equity securities comprised the following:

	As of
	March 31,	December 31,
(in thousands)	2013	2012
Total cost	$194,319	$195,832
Net unrealized gains	232,782	184,255
Total Fair Value	$427,101	$380,087

There were no new investments in marketable equity securities during the first quarter of 2013. The Company made $30.0 million in investments in marketable equity securities during the first quarter of 2012, of which $7.7 million was settled in April 2012. During the first quarter of 2013, the proceeds from sales of marketable equity securities were $2.1 million, and net realized gains on such sales were $0.6 million. There were no sales of marketable equity securities in the first quarter of 2012.

As of March 31, 2013, the Company has a $3.7 million unrealized loss on its investment in Strayer Education, Inc., a publicly traded company. At March 31, 2013, the investment has been in an unrealized loss position for under three months. The Company evaluated this investment for other-than-temporary impairment based on various factors, including the duration and severity of the unrealized loss, the reason for the decline in value and the potential recovery period, and the ability and intent to hold the investment and concluded that the unrealized loss is not other-than-temporary as of March 31, 2013. If any impairment is considered other-than-temporary, the investment will be written down to its fair market value with a corresponding charge to the Consolidated Statement of Operations.

4. ACQUISITIONS AND DISPOSITIONS

In the first quarter of 2013, the Company acquired one small business included in other businesses; the purchase price allocation mostly comprised goodwill and other intangible assets on a preliminary basis. In the first quarter of 2012, Kaplan acquired two small businesses in its International division; the purchase price allocation mostly comprised goodwill and other intangible assets. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition.

In March 2013, the Company completed the sale of The Herald, a daily and Sunday newspaper headquartered in Everett, WA. The Herald was previously reported in the newspaper publishing segment. Kaplan completed the sale of Kaplan Learning Technologies in February 2012, which was part of the Kaplan Ventures division.

 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Amortization of intangible assets for the three months ended March 31, 2013 and March 31, 2012 was $3.7 million and $3.9 million, respectively. Amortization of intangible assets is estimated to be approximately $9 million for the remainder of 2013, $9 million in 2014, $7 million in 2015, $6 million in 2016, $4 million in 2017, $4 million in 2018 and $3 million thereafter.

The changes in the carrying amount of goodwill, by segment, were as follows:

		Cable	Newspaper	Television	Other
(in thousands)	Education	Television	Publishing	Broadcasting	Businesses	Total
Balance as of December 31, 2012
Goodwill	$1,097,058	$85,488	$81,183	$203,165	$19,052	$1,485,946
Accumulated impairment losses	(102,259)	―	(65,772)	―	―	(168,031)
	994,799	85,488	15,411	203,165	19,052	1,317,915
Acquisitions	―	―	―	―	627	627
Foreign currency exchange rate changes	(8,879)	―	―	―	―	(8,879)
Balance as of March 31, 2013
Goodwill	1,088,179	85,488	71,448	203,165	19,679	1,467,959
Accumulated impairment losses	(102,259)	―	(56,037)	―	―	(158,296)
	$985,920	$85,488	$15,411	$203,165	$19,679	$1,309,663

The changes in carrying amount of goodwill at the Company’s education division were as follows:

	Higher	Test	Kaplan
(in thousands)	Education	Preparation	International	Total
Balance as of December 31, 2012
Goodwill	$409,184	$152,187	$535,687	$1,097,058
Accumulated impairment losses	―	(102,259)	―	(102,259)
	409,184	49,928	535,687	994,799
Foreign currency exchange rate changes	(50)	―	(8,829)	(8,879)
Balance as of March 31, 2013
Goodwill	409,134	152,187	526,858	1,088,179
Accumulated impairment losses	―	(102,259)	―	(102,259)
	$409,134	$49,928	$526,858	$985,920

Other intangible assets consist of the following:

		As of March 31, 2013			As of December 31, 2012
		Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in thousands)	Range	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized Intangible Assets
Non-compete agreements	2-5 years	$13,849	$12,670	$1,179	$14,008	$12,546	$1,462
Student and customer relationships	2-10 years	73,457	42,651	30,806	73,693	40,787	32,906
Databases and technology	3-5 years	6,457	6,082	375	6,457	5,707	750
Trade names and trademarks	2-10 years	26,372	18,364	8,008	26,634	18,185	8,449
Other	1-25 years	8,872	7,187	1,685	8,849	6,839	2,010
		$129,007	$86,954	$42,053	$129,641	$84,064	$45,577
Indefinite-Lived Intangible Assets
Franchise agreements		$496,321			$496,321
Wireless licenses		22,150			22,150
Licensure and accreditation		7,371			7,371
Other		13,886			13,886
		$539,728			$539,728

6. DEBT

The Company’s borrowings consist of the following:

	As of
	March 31,	December 31,
(in thousands)	2013	2012
7.25% unsecured notes due February 1, 2019	$397,583	$397,479
USD Revolving credit borrowing	―	240,121
AUD Revolving credit borrowing	52,082	51,915
Other indebtedness	7,230	7,196
Total Debt	456,895	696,711
Less: current portion	(3,169)	(243,327)
Total Long-Term Debt	$453,726	$453,384

The Company’s other indebtedness at March 31, 2013 and December 31, 2012 is at interest rates from 0% to 6% and matures from 2013 to 2017.

During the three months ended March 31, 2013 and March 31, 2012, the Company had average borrowings outstanding of approximately $516.7 million and $484.5 million, respectively, at average annual interest rates of approximately 7.0%. During the three months ended March 31, 2013 and March 31, 2012, the Company incurred net interest expense of $8.5 million and $8.1 million, respectively.

At March 31, 2013, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $471.5 million, compared with the carrying amount of $397.6 million. At December 31, 2012, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $481.4 million, compared with the carrying amount of $397.5 million. The carrying value of the Company’s other unsecured debt at March 31, 2013 approximates fair value.

7. FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Level 1		Level 2	Total
As of March 31, 2013
Assets
Money market investments (1)	$	―	$190,915	$190,915
Marketable equity securities (2)		427,101	―	427,101
Other current investments (3)		14,495	28,427	42,922
Total Financial Assets		$441,596	$219,342	$660,938

Liabilities
Deferred compensation plan liabilities (4)	$	―	$60,919	$60,919
7.25% unsecured notes (5)		―	471,528	471,528
AUD revolving credit borrowing (5)		―	52,082	52,082
Interest rate swap (6)		―	1,537	1,537
Total Financial Liabilities	$	―	$586,066	$586,066

As of December 31, 2012
Assets
Money market investments (1)	$	―	$432,670	$432,670
Marketable equity securities (2)		380,087	―	380,087
Other current investments (3)		14,134	24,717	38,851
Total Financial Assets		$394,221	$457,387	$851,608

Liabilities
Deferred compensation plan liabilities (4)	$	―	$62,297	$62,297
7.25% unsecured notes (5)		―	481,424	481,424
AUD revolving credit borrowing (5)		―	51,915	51,915
Interest rate swap (6)		―	1,567	1,567
Total Financial Liabilities	$	―	$597,203	$597,203

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

(5)       See Note 6 for carrying amount of these notes and borrowing.

(6)       Included in Other liabilities. The Company utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity and market interest rates.

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

8. EARNINGS PER SHARE

The Company’s earnings per share from continuing operations (basic and diluted) are presented below:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2013	2012
Income from continuing operations attributable to The Washington Post Company
common stockholders	$6,104	$13,459
Less: Amount attributable to participating securities	(160)	(501)
Basic income from continuing operations attributable to The Washington Post Company
common stockholders	$5,944	$12,958

Plus: Amount attributable to participating securities	160	501
Diluted income from continuing operations attributable to The Washington Post Company
common stockholders	$6,104	$13,459

Basic weighted average shares outstanding	7,227	7,514
Plus: Effect of dilutive shares related to stock options and restricted stock	39	101
Diluted weighted average shares outstanding	7,266	7,615

Income Per Share from Continuing Operations Attributable to The Washington Post Company
Common Stockholders:
Basic	$0.82	$1.72
Diluted	$0.82	$1.72

For the first quarter of 2013 and 2012, the basic earnings per share computed under the two-class method is lower than the diluted earnings per share computed under the if-converted method for participating securities, resulting in the presentation of the lower amount in diluted earnings per share. The first quarter of 2013 and 2012 diluted earnings per share amounts exclude the effects of 85,861 and 115,294 stock options outstanding, respectively, as their inclusion would be antidilutive. The first quarter of 2013 and 2012 diluted earnings per share amounts also exclude the effects of 52,200 and 7,500 restricted stock awards, respectively, as their inclusion would have been antidilutive.

In the first quarter of 2012, the Company declared regular dividends totaling $4.90 per share. In December 2012, the Company declared and paid an accelerated cash dividend totaling $9.80 per share, in lieu of regular quarterly dividends that the Company otherwise would have declared and paid in calendar year 2013.

9. PENSION AND POSTRETIREMENT PLANS

Defined Benefit Plans. The total cost arising from the Company’s defined benefit pension plans, including a portion included in discontinued operations, consists of the following components:

			Supplemental Executive
	Pension Plan		Retirement Plan
	Three Months Ended March 31,		Three Months Ended March 31,
(in thousands)	2013	2012	2013	2012
Service cost	$13,365	$9,107	$429	$367
Interest cost	14,291	14,591	1,023	1,060
Expected return on assets	(26,322)	(24,012)	―	―
Amortization of prior service cost	909	937	14	14
Recognized actuarial loss	2,147	1,569	711	458
Net Periodic Cost	4,390	2,192	2,177	1,899
Early retirement program expense	14,258	1,022	―	―
Total Cost	$18,648	$3,214	$2,177	$1,899

The Company announced a Voluntary Retirement Incentive Program in February 2013, which was offered to certain employees of the Washington Post newspaper. The early retirement program expense is estimated at $20.4 million. Of this amount, $12.0 million was recorded in the first quarter of 2013 and the remainder will be recorded in the second quarter of 2013. In addition, the Washington Post newspaper recorded $2.3 million in special separation benefits for a group of employees. The early retirement program expense and special separation benefits for these programs will be funded from the assets of the Company’s pension plan.

In the first quarter of 2012, the Company offered a Voluntary Retirement Incentive Program to certain employees of Post-Newsweek Media and recorded early retirement program expense of $1.0 million. The early retirement program expense for these programs is funded from the assets of the Company’s pension plan.

Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plan were allocated as follows:

	As of
	March 31,	December 31,
	2013	2012
U.S. equities	64%	64%
U.S. fixed income	11%	13%
International equities	25%	23%
	100%	100%

Essentially all of the assets are actively managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both of these managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval by the Plan administrator. As of March 31, 2013, the managers can invest no more than 24% of the assets in international stocks at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities. None of the assets is managed internally by the Company.

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

The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of March 31, 2013. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At March 31, 2013 and December 31, 2012, the pension plan held common stock in one investment that exceeded 10% of total plan assets. This investment was valued at $280.0 million and $223.1 million at March 31, 2013 and December 31, 2012, respectively, or approximately 12% and 11%, respectively, of total plan assets. Assets also included $209.7 million and $179.9 million of Berkshire Hathaway common stock at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013 and December 31, 2012, the pension plan held investments in one foreign country that exceeded 10% of total plan assets. These investments were valued at $298.2 million and $240.4 million at March 31, 2013 and December 31, 2012, respectively, or approximately 13% and 12%, respectively, of total plan assets.

Other Postretirement Plans. The total benefit arising from the Company’s postretirement plans, including a portion included in discontinued operations, consists of the following components:

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Service cost	$727	$778
Interest cost	510	684
Amortization of prior service credit	(1,360)	(1,402)
Recognized actuarial gain	(541)	(370)
Net Periodic Benefit	(664)	(310)
Settlement gain	(3,471)	―
Total Periodic Benefit	$(4,135)	$(310)

As part of the sale of The Herald, changes were made with respect to its postretirement medical plan, resulting in a $3.5 million settlement gain that is included in discontinued operations, net of tax, for the first quarter of 2013.

10. OTHER NON-OPERATING (EXPENSE) INCOME

A summary of non-operating (expense) income is as follows:

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Foreign currency (losses) gains, net	$(4,614)	$2,660
(Losses) gains on sales or write-downs of cost method investments	(179)	5,766
Other, net	710	162
Total Other Non-Operating (Expense) Income	$(4,083)	$8,588

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

The other comprehensive income (loss) consists of the following components:

	For the Three Months Ended
	March 31,
	2013			2012
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(4,191)	$ ―	$(4,191)	$7,823	$ ―	$7,823
Adjustment for sale of a business with foreign operations	―	―	―	513	―	513
	(4,191)	―	(4,191)	8,336	―	8,336
Unrealized gains on available-for-sale securities:
Unrealized gains for the period	49,078	(19,631)	29,447	32,315	(12,925)	19,390
Reclassification adjustment for gain on available-for-sale
security included in net income	(551)	220	(331)	―	―	―
	48,527	(19,411)	29,116	32,315	(12,925)	19,390
Pension and other postretirement plans:
Amortization of net prior service credit included in net income	(437)	175	(262)	(451)	180	(271)
Amortization of net actuarial loss included in net income	2,317	(927)	1,390	1,657	(662)	995
Settlement gain included in net income	(3,471)	1,388	(2,083)	―	―	―
	(1,591)	636	(955)	1,206	(482)	724
Cash flow hedge:
Gain (loss) for the period	30	(12)	18	(35)	14	(21)
Other Comprehensive Income	$42,775	$(18,787)	$23,988	$41,822	$(13,393)	$28,429

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

	Cumulative		Unrealized Gain
	Foreign		on Pensions		Accumulated
	Currency	Unrealized Gain	and Other		Other
	Translation	on Available-for-	Postretirement	Cash Flow	Comprehensive
(in thousands, net of taxes)	Adjustment	Sale Securities	Plans	Hedge	Income
Balance as of December 31, 2012	$26,072	$110,553	$117,169	$(940)	$252,854
Other comprehensive income (loss) before
reclassifications	(4,191)	29,447	―	(94)	25,162
Net amount reclassified from accumulated
other comprehensive income	―	(331)	(955)	112	(1,174)
Net other comprehensive income (loss)	(4,191)	29,116	(955)	18	23,988
Balance as of March 31, 2013	$21,881	$139,669	$116,214	$(922)	$276,842

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income are as follows:

	For the Three Months Ended
	March 31, 2013
	Amount Reclassified from
	Accumulated Other	Affected Line Item in the Condensed
(in thousands)	Comprehensive Income	Consolidated Statement of Operations
Unrealized Gains (Losses) on Available-for-sale Securities:
Realized gains for the period	$(551)	Other (Expense) Income, net
	220	Provision for Income Taxes
	(331)	Net of Tax
Pension and Other Postretirement Plans
Amortization of net prior service credit	(437)	(1)
Amortization of net actuarial loss	2,317	(1)
Settlement gain	(3,471)	(1)
	(1,591)	Before tax
	636	Provision for Income Taxes
	(955)	Net of Tax
Cash Flow Hedge
	186	Interest Expense
	(74)	Provision for Income Taxes
	112	Net of Tax
Total reclassification for the period	$(1,174)	Net of Tax

____________

(1)       These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 9).

12. CONTINGENCIES

Litigation and Legal Matters.  The Company and its subsidiaries are involved in various legal proceedings that arise in the ordinary course of its business. Although the outcomes of the legal claims and proceedings against the Company cannot be predicted with certainty, based on currently available information, management believes that there are no existing claims or proceedings that are likely to have a material effect on the Company's business, financial condition, results of operations or cash flows. Also, based on currently available information, management is of the opinion that the exposure to future material losses from existing legal proceedings is not reasonably possible, or that future material losses in excess of the amounts accrued are not reasonably possible.

A purported class-action complaint was filed against the Company, Donald E. Graham and Hal S. Jones on October 28, 2010, in the U.S. District Court for the District of Columbia, by the Plumbers Local #200 Pension Fund. The complaint alleged that the Company and certain of its officers made materially false and misleading statements, or failed to disclose material facts relating to KHE, in violation of the U.S. Federal securities laws. The complaint sought damages, attorneys’ fees, costs and equitable/injunctive relief. The Company moved to dismiss the complaint, and on December 23, 2011, the court granted the Company’s motion and dismissed the case with prejudice. On January 25, 2012, the Plaintiff filed a motion seeking leave to amend or alter that final judgment, which the court granted in part on March 13, 2012 by allowing the Plaintiff to file an amended complaint. On May 11, 2012, the Company moved to dismiss the amended complaint. On March 19, 2013, the court granted the Company’s motion and dismissed the case.

DOE Program Reviews.  The U.S. Department of Education (DOE) undertakes program reviews at Title IV participating institutions. Currently, there are four pending program reviews, including Kaplan University. In addition, the Company is awaiting the DOE’s final report on the program review at KHE’s Broomall, PA, location. In May 2012, the DOE issued a preliminary report on its 2009 onsite program review at Kaplan University containing several findings that required Kaplan University to conduct additional, detailed file reviews and submit additional data. In January 2013, Kaplan submitted a response to the DOE’s data request and is awaiting a final report on this review. The Company does not expect the final program review report to have a material impact on KHE; however, the results of this and the other open reviews and their impact on Kaplan’s operations are uncertain.

The 90/10 Rule.  Under regulations referred to as the 90/10 rule, a KHE OPEID unit would lose its eligibility to participate in Title IV programs for a period of at least two fiscal years if it derives more than 90% of its receipts from Title IV programs, as calculated on a cash basis in accordance with the Higher Education Act and applicable DOE regulations, in each of two consecutive fiscal years, commencing with the unit’s first fiscal year that ends after August 14, 2008. Any

OPEID unit with Title IV receipts exceeding 90% for a single fiscal year ending after August 14, 2008, will be placed on provisional certification and may be subject to other enforcement measures. KHE is taking various measures to reduce the percentage of its receipts attributable to Title IV funds, including modifying student payment options; emphasizing direct-pay and employer-paid education programs; encouraging students to carefully evaluate the amount of their Title IV borrowing; eliminating some programs; cash-matching; and developing and offering additional non-Title IV-eligible certificate preparation, professional development and continuing education programs. Some of the other programs may currently be offered by other Kaplan businesses. Absent the adoption of the changes mentioned above, and if current trends continue, management estimates that in 2013, at least 17 of the KHE Campuses’ OPEID units, representing approximately 19% of KHE’s 2012 revenues, could have a 90/10 ratio over 90%. As noted above, Kaplan is taking steps to address compliance with the 90/10 rule; however, there can be no guarantee that these measures will be adequate to prevent the 90/10 rule calculations at some or all of the schools from exceeding 90% in the future.

13. BUSINESS SEGMENTS

The Company has seven reportable segments: Kaplan Higher Education, Kaplan Test Preparation, Kaplan International, cable television, newspaper publishing, and television broadcasting and other businesses.

Education.  Kaplan’s Colloquy business moved from Kaplan International to Kaplan Corporate effective January 1, 2013. Segment operating results of the education division have been restated to reflect this change.

Newspaper  Publishing. In March 2013, the Company completed the sale of The Herald, a daily and Sunday newspaper headquartered in Everett, WA. As a result, The Herald results are included in discontinued operations, net of tax, for all periods presented. The newspaper publishing segment operating results have been restated to reflect this change.

The following table summarizes the quarterly financial information related to each of the Company’s business segments:

	March 31,	March 31,	June 30,	September 30,	December 31,
(in thousands)	2013	2012	2012	2012	2012
Operating Revenues
Education	$527,815	$546,685	$551,774	$551,696	$546,341
Cable television	200,138	190,210	195,579	199,625	201,703
Newspaper publishing	127,264	132,450	139,228	132,025	155,952
Television broadcasting	85,270	81,497	95,591	106,411	116,192
Other businesses	18,891	4,768	7,177	15,834	25,761
Corporate office	―	―	―	―	―
Intersegment elimination	(273)	(109)	(246)	(397)	(125)
	$959,105	$955,501	$989,103	$1,005,194	$1,045,824
Income (Loss) From Operations
Education	$(4,056)	$(11,915)	$3,728	$14,693	$(111,874)
Cable television	36,613	32,777	38,446	39,913	43,445
Newspaper publishing	(34,472)	(20,612)	(12,614)	(21,985)	3,180
Television broadcasting	35,362	30,999	43,728	54,082	62,833
Other businesses	(6,113)	(4,643)	(6,775)	(5,248)	(6,578)
Corporate office	(4,274)	(5,308)	(3,492)	(5,694)	(4,884)
	$23,060	$21,298	$63,021	$75,761	$(13,878)
Equity in Earnings (Losses) of Affiliates, Net	3,418	3,888	3,314	4,099	2,785
Interest Expense, Net	(8,450)	(8,094)	(8,204)	(8,090)	(8,163)
Other (Expense) Income, Net	(4,083)	8,588	(635)	4,163	(17,572)
Income from Continuing Operations Before Income Taxes	$13,945	$25,680	$57,496	$75,933	$(36,828)
Depreciation of Property, Plant and Equipment
Education	$22,588	$20,717	$21,011	$22,024	$37,431
Cable television	33,733	32,197	32,234	32,310	32,366
Newspaper publishing	6,015	5,885	5,934	5,932	5,993
Television broadcasting	3,145	3,125	3,222	3,126	3,545
Other businesses	310	―	―	5	258
Corporate office	―	―	―	―	―
	$65,791	$61,924	$62,401	$63,397	$79,593
Amortization of Intangible Assets and
Impairment of Goodwill and Other Long-Lived Assets
Education	$2,518	$3,236	$3,803	$4,489	$117,784
Cable television	50	54	53	52	52
Newspaper publishing	150	183	172	150	149
Television broadcasting	―	―	―	―	―
Other businesses	999	400	400	400	1,218
Corporate office	―	―	―	―	―
	$3,717	$3,873	$4,428	$5,091	$119,203
Net Pension Expense (Credit)
Education	$4,106	$2,392	$1,969	$3,522	$3,701
Cable television	882	530	514	694	802
Newspaper publishing	22,929	8,540	7,717	16,140	8,954
Television broadcasting	1,288	960	1,055	1,432	1,523
Other businesses	76	10	10	18	22
Corporate office	(10,666)	(9,298)	(8,896)	(9,021)	(8,982)
	$18,615	$3,134	$2,369	$12,785	$6,020

The following table summarizes annual financial information related to each of the Company’s business segments:

(in thousands)	2012	2011
Operating Revenues
Education	$2,196,496	$2,404,459
Cable television	787,117	760,221
Newspaper publishing	559,655	601,199
Television broadcasting	399,691	319,206
Other businesses	53,540	25,507
Corporate office	―	―
Intersegment elimination	(877)	(780)
	$3,995,622	$4,109,812
Income (Loss) from Operations
Education	$(105,368)	$96,286
Cable television	154,581	156,844
Newspaper publishing	(52,031)	(16,764)
Television broadcasting	191,642	117,089
Other businesses	(23,244)	(8,735)
Corporate office	(19,378)	(14,422)
	$146,202	$330,298
Equity in Earnings of Affiliates, Net	14,086	5,949
Interest Expense, Net	(32,551)	(29,079)
Other Expense, Net	(5,456)	(55,200)
Income from Continuing Operations Before Income Taxes	$122,281	$251,968
Depreciation of Property, Plant and Equipment
Education	$101,183	$83,735
Cable television	129,107	126,302
Newspaper publishing	23,744	24,921
Television broadcasting	13,018	12,448
Other businesses	263	―
Corporate office	―	244
	$267,315	$247,650
Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Education	$129,312	$19,417
Cable television	211	267
Newspaper publishing	654	1,051
Television broadcasting	―	―
Other businesses	2,418	1,600
Corporate office	―	―
	$132,595	$22,335
Net Pension Expense (Credit)
Education	$11,584	$6,345
Cable television	2,540	1,924
Newspaper publishing	41,351	22,614
Television broadcasting	4,970	1,669
Other businesses	60	17
Corporate office	(36,197)	(36,983)
	$24,308	$(4,414)

Asset information for the Company’s business segments are as follows:

	As of
	March 31,	December 31,
(in thousands)	2013	2012
Identifiable Assets
Education	$1,727,078	$1,988,015
Cable television	1,181,320	1,187,603
Newspaper publishing	255,574	280,323
Television broadcasting	373,532	374,075
Other businesses	64,215	81,211
Corporate office	236,388	193,397
	$3,838,107	$4,104,624
Investments in Marketable Equity Securities	427,101	380,087
Investments in Affiliates	22,068	15,535
Prepaid Pension Cost	589,230	604,823
Total Assets	$4,876,506	$5,105,069

The following table summarizes the quarterly financial information related to the operating segments of the Company’s education division:

	March 31,	March 31,	June 30,	September 30,	December 31,
(in thousands)	2013	2012	2012	2012	2012
Operating Revenues
Higher education	$271,860	$308,384	$290,861	$273,703	$276,459
Test preparation	68,943	62,829	79,787	81,151	60,485
Kaplan international	184,813	173,563	179,141	194,158	206,928
Kaplan corporate and other	2,604	3,384	3,090	3,809	4,756
Intersegment elimination	(405)	(1,475)	(1,105)	(1,125)	(2,287)
	$527,815	$546,685	$551,774	$551,696	$546,341
Income (Loss) from Operations
Higher education	$5,101	$8,959	$5,860	$1,510	$10,916
Test preparation	(4,345)	(10,219)	2,706	3,446	(6,732)
Kaplan international	6,397	4,140	9,788	20,365	15,319
Kaplan corporate and other	(11,340)	(14,989)	(14,787)	(10,852)	(131,844)
Intersegment elimination	131	194	161	224	467
	$(4,056)	$(11,915)	$3,728	$14,693	$(111,874)
Depreciation of Property, Plant and Equipment
Higher education	$13,439	$11,757	$11,673	$12,168	$22,916
Test preparation	4,758	4,315	4,449	5,544	5,410
Kaplan international	3,996	4,178	4,471	3,841	8,659
Kaplan corporate and other	395	467	418	471	446
	$22,588	$20,717	$21,011	$22,024	$37,431
Amortization of Intangible Assets	$2,518	$3,236	$3,803	$4,489	$6,191
Impairment of Goodwill and Other Long-Lived Assets	$ ―	$ ―	$ ―	$ ―	$111,593
Pension Expense
Higher education	$2,807	$1,587	$1,587	$2,234	$2,535
Test preparation	640	413	414	554	626
Kaplan international	87	12	(11)	112	76
Kaplan corporate and other	572	380	(21)	622	464
	$4,106	$2,392	$1,969	$3,522	$3,701

The following table summarizes annual financial information related to the reportable segments of the Company’s education division segments:

(in thousands)	2012	2011
Operating Revenues
Higher education	$1,149,407		$1,399,583
Test preparation	284,252		303,093
Kaplan international	753,790		690,226
Kaplan corporate and other	15,039		18,940
Intersegment elimination	(5,992)		(7,383)
	$2,196,496		$2,404,459
Income (Loss) from Operations
Higher education	$27,245		$148,915
Test preparation	(10,799)		(28,498)
Kaplan international	49,612		46,498
Kaplan corporate and other	(172,472)		(69,509)
Intersegment elimination	1,046		(1,120)
	$(105,368)		$96,286
Depreciation of Property, Plant and Equipment
Higher education	$58,514		$48,379
Test preparation	19,718		15,489
Kaplan international	21,149		16,746
Kaplan corporate and other	1,802		3,121
	$101,183		$83,735
Amortization of Intangible Assets	$17,719		$19,417
Impairment of Goodwill and Other Long-Lived Assets	$111,593	$	―
Pension Expense
Higher education	$7,943		$4,249
Test preparation	2,007		1,288
Kaplan international	189		142
Kaplan corporate and other	1,445		666
	$11,584		$6,345

Identifiable assets for the Company’s education division consist of the following:

	As of
	March 31,	December 31,
(in thousands)	2013	2012
Identifiable Assets
Higher education	$650,375	$949,260
Test preparation	198,639	197,672
Kaplan international	840,187	818,613
Kaplan corporate and other	37,877	22,470
	$1,727,078	$1,988,015

Item 2.        Management’s Discussion and Analysis of Results of Operations and Financial Condition

This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.

Results of Operations

The Company reported net income attributable to common shares of $4.7 million ($0.64 per share) for the first quarter ended March 31, 2013, compared to $31.0 million ($4.07 per share) for the first quarter of last year. Net income includes $1.4 million in losses ($0.18 per share) and $17.6 million in income ($2.35 per share) from discontinued operations for the first quarter of 2013 and 2012, respectively. Income from continuing operations attributable to common shares was $6.1 million ($0.82 per share) for the first quarter of 2013, compared to $13.5 million ($1.72 per share) for the first quarter of 2012. As a result of the Company’s share repurchases, there were 5% fewer diluted average shares outstanding in the first quarter of 2013.

Items included in the Company’s income from continuing operations for the first quarter of 2013:

▪ $25.3 million in early retirement, severance and restructuring charges at the newspaper publishing and education divisions (after-tax impact of $16.2 million, or $2.23 per share); and

▪ $4.6 million in non-operating unrealized foreign currency losses (after-tax impact of $3.0 million, or $0.41 per share).

Items included in the Company’s income from continuing operations for the first quarter of 2012:

▪ $1.9 million in severance and early retirement charges at the newspaper publishing division (after-tax impact of $1.2 million, or $0.16 per share);

▪ a $5.8 million gain on the sale of a cost method investment (after-tax impact of $3.7 million, or $0.48 per share); and

▪ $2.7 million in non-operating unrealized foreign currency gains (after-tax impact of $1.7 million, or $0.22 per share).

Revenue for the first quarter of 2013 was $959.1 million, up slightly compared to $955.5 million in the first quarter of 2012. The Company reported operating income of $23.1 million in the first quarter of 2013, compared to operating income of $21.3 million in the first quarter of 2012. Revenues increased at the television broadcasting and cable television divisions, offset by declines at the education and newspaper publishing divisions. Operating results improved at the education, television broadcasting and cable television divisions, offset by a decline at the newspaper publishing division.

Division Results

Education

Education division revenue totaled $527.8 million for the first quarter of 2013, a 3% decline from revenue of $546.7 million for the first quarter of 2012. Kaplan reported a first quarter 2013 operating loss of $4.1 million, compared to an $11.9 million operating loss in the first quarter of 2012.

In response to student demand levels, Kaplan has formulated and implemented restructuring plans at its various businesses, with the objective of establishing lower cost levels in future periods. Across all businesses, restructuring costs totaled $9.5 million in the first quarter of 2013. Kaplan currently expects to incur approximately $15 million in additional restructuring costs for the remainder of 2013 at KHE and Kaplan International in conjunction with completing these restructuring plans. Kaplan may also incur additional restructuring charges in 2013 as Kaplan continues to evaluate its cost structure.

A summary of Kaplan’s first quarter 2013 operating results compared to 2012 is as follows:

	Three Months Ended
	March 31,
(in thousands)	2013	2012	% Change
Revenue
Higher education	$271,860	$308,384	(12)
Test preparation	68,943	62,829	10
Kaplan international	184,813	173,563	6
Kaplan corporate	2,604	3,384	(23)
Intersegment elimination	(405)	(1,475)	―
	$527,815	$546,685	(3)
Operating Income (Loss)
Higher education	$5,101	$8,959	(43)
Test preparation	(4,345)	(10,219)	57
Kaplan international	6,397	4,140	55
Kaplan corporate and other	(11,340)	(14,989)	24
Intersegment elimination	131	194	―
	$(4,056)	$(11,915)	66

Kaplan Higher Education (KHE) includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. KHE also includes the domestic professional training and other continuing education businesses.

In September 2012, KHE announced a plan to consolidate its market presence at certain of its fixed-facility campuses. Under this plan, KHE ceased new enrollments at nine ground campuses as it considered alternatives for these locations, and is in the process of consolidating operations of four other campuses into existing, nearby locations. Revenues at these campuses represented approximately 4% of KHE’s total revenues in 2012. In the fourth quarter of 2012, KHE also began implementing plans to consolidate facilities and reduce its workforce. In connection with these and other plans, KHE incurred $9.1 million in total restructuring costs in the first quarter of 2013, including accelerated depreciation ($3.6 million), severance ($0.9 million), lease obligation losses ($3.7 million) and other items ($0.9 million). In the first quarter of 2013, five of the KHE campuses were closed.

In the first quarter of 2013, KHE revenue declined 12% due to a decline in average enrollments, reflecting weaker market demand over the past year and the impact of campuses in the process of closing. These declines were partially offset by a revenue increase arising from changes in the trial period offered to new students in 2013. These changes had the effect, among others, of recognizing revenue of $5.6 million in the first quarter of 2013 that otherwise would have been recognized in the second quarter of 2013.

Operating income decreased 43% due primarily to lower revenue and restructuring costs noted above. Partially offsetting the declines were expense reductions associated with lower enrollments and recent restructuring efforts.

New student enrollments at KHE decreased 9% in the first quarter of 2013. New student enrollments were adversely affected by campuses planned for closure that are no longer recruiting students, but were positively impacted by the changes in the trial period offered to new students.

Total students at March 31, 2013 were down 12% compared to March 31, 2012, and increased 3% compared to December 31, 2012. Excluding campuses planned for closure, total students at March 31, 2013 were down 8% compared to March 31, 2012, and increased 4% compared to December 31, 2012. A summary of student enrollments is as follows:

	Students as of
	March 31,	December 31,	March 31,
	2013	2012	2012
Kaplan University	48,673	46,737	52,800
KHE Campuses	18,523	18,733	23,184
	67,196	65,470	75,984

	Students as of
	March 31,	December 31,	March 31,
(excluding campuses closing)	2013	2012	2012
Kaplan University	48,673	46,737	52,800
KHE Campuses	17,615	16,901	19,459
	66,288	63,638	72,259

Kaplan University enrollments included 8,819, 7,991 and 9,298 campus-based students as of March 31, 2013, December 31, 2012, and March 31, 2012, respectively.

Kaplan University and KHE Campuses enrollments at March 31, 2013, and March 31, 2012, by degree and certificate programs, are as follows:

	As of March 31,
	2013	2012
Certificate	23.0%	25.2%
Associate’s	35.7%	29.7%
Bachelor’s	29.5%	33.6%
Master’s	11.8%	11.5%
	100.0%	100.0%

Kaplan Test Preparation (KTP) includes Kaplan’s standardized test preparation and tutoring offerings and other businesses. KTP revenue increased 10% in the first quarter of 2013. Total enrollment was down slightly in the first quarter of 2013 due to declines in graduate programs, offset by continued strength in pre-college, nursing and bar review programs. KTP operating results improved in the first quarter of 2013 due largely to increased revenues.

Kaplan International includes English-language programs and postsecondary education and professional training businesses outside the United States. Kaplan International revenue increased 6% in the first quarter of 2013 due largely to enrollment growth in the pathways, English-language and Singapore higher education programs. Kaplan International operating income increased in the first quarter of 2013 due primarily to strong results in Singapore. In the first quarter of 2013, severance costs totaled $0.3 million in Australia, where Kaplan has been consolidating and restructuring its businesses to optimize operations.

Corporate represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and shared activities, and Colloquy, which was moved from Kaplan International to Kaplan corporate in 2013. The comparative division results presented above reflect this change.

Cable Television

Cable television division revenue for the first quarter of 2013 increased 5% to $200.1 million, from $190.2 million for the first quarter of 2012. The revenue results reflect rate increases for many subscribers in June 2012, partially offset by a decline in basic video subscribers.

Cable television division operating income increased 12% to $36.6 million, from $32.8 million in the first quarter of 2012, due to increased revenues, partially offset by higher programming and depreciation costs.

At March 31, 2013, Primary Service Units (PSUs) were down 3% from the prior year due to a decline in basic video subscribers. PSUs include about 6,000 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by various franchise agreements. A summary of PSUs is as follows:

	As of March 31,
	2013	2012
Basic video	588,180	622,339
High-speed data	463,726	463,443
Telephony	185,717	186,009
	1,237,623	1,271,791

Below are details of Cable division capital expenditures as defined by the NCTA Standard Reporting Categories:

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Customer Premise Equipment	$5,361	$15,813
Commercial	790	864
Scaleable Infrastructure	3,032	5,525
Line Extensions	890	1,123
Upgrade/Rebuild	6,001	3,228
Support Capital	11,085	5,172
	$27,159	$31,725

Newspaper Publishing

Newspaper publishing division revenue totaled $127.3 million for the first quarter of 2013, down 4% from revenue of $132.5 million for the first quarter of 2012. Print advertising revenue at The Washington Post (“the Post”) in the first quarter of 2013 declined 8% to $48.6 million, from $52.7 million in the first quarter of 2012. The decline is largely due to reductions in general and retail advertising. Revenue generated by the Company’s newspaper online publishing activities, primarily washingtonpost.com and Slate, increased 8% to $25.8 million for the first quarter of 2013, versus $23.9 million for the first quarter of 2012. Display online advertising revenue increased 16% for the first quarter of 2013. Online classified advertising revenue on washingtonpost.com declined 6% for the first quarter of 2013.

For the first quarter of 2013, daily and Sunday circulation at the Post declined 7.2% and 7.7%, respectively, compared to the first quarter of 2012. For the first quarter of 2013, average daily circulation at the Post totaled 457,100, and average Sunday circulation totaled 659,500. In January 2013, the Post implemented circulation price increases for daily home delivery and daily and Sunday single copy categories.

In February 2013, the Company announced a Voluntary Retirement Incentive Program (VRIP) which was offered to certain employees of the Post. The VRIP expense is estimated at $20.4 million, which will be funded from the assets of the Company’s pension plan. Of this amount, $12.0 million was recorded in the first quarter of 2013; the remainder will be recorded in the second quarter of 2013. The Post also implemented a Separation Incentive Program in February 2013 that resulted in an additional $2.3 million in early retirement program expense, which will also be funded from the assets of the Company pension plan. In addition, voluntary severance and other early retirement expense of $1.6 million and $1.9 million was recorded at the newspaper publishing division in the first quarter of 2013 and 2012, respectively.

The newspaper publishing division reported an operating loss of $34.5 million in the first quarter of 2013, compared to an operating loss of $20.6 million in the first quarter of 2012. These operating losses include noncash pension expense of $22.9 million and $8.5 million for the first quarter of 2013 and 2012, respectively. The decline in operating results is primarily due to the $14.0 million increase in early retirement and severance expense, offset partially by a reduction in other operating expenses. Newsprint expense was down 12% for the first quarter of 2013 compared to the first quarter of 2012 due to a decline in newsprint consumption.

In March 2013, the Company completed the sale of The Herald, a daily and Sunday newspaper headquartered in Everett, WA. Consequently, the newspaper division’s operating results exclude The Herald.

Television Broadcasting

Revenue for the television broadcasting division increased 5% in the first quarter of 2013 to $85.3 million, from $81.5 million in 2012; operating income for the first quarter of 2013 increased 14% to $35.4 million, from $31.0 million in 2012. The increase in revenue and operating income reflects growth in advertising demand across many product categories and increased retransmission revenues, offset by a $2.8 million decline in political advertising revenue.

Other Businesses

Other businesses includes the operating results of Social Code, a marketing solutions provider helping companies with marketing on social media platforms; Celtic Healthcare, Inc., a provider of home health care and hospice services in the northeastern and mid-Atlantic regions that was acquired by the Company in November 2012; and WaPo Labs, a digital team focused on emerging technologies and new product development.

Corporate Office

Corporate office includes the expenses of the Company’s corporate office as well as a net pension credit.

Equity in Earnings (Losses) of Affiliates

The Company holds a 16.5% interest in Classified Ventures, LLC, and interests in several other affiliates.

The Company’s equity in earnings of affiliates, net, for the first quarter of 2013 was $3.4 million, compared to $3.9 million for the first quarter of 2012.

Other Non-Operating (Expense) Income

The Company recorded other non-operating expense, net, of $4.1 million for the first quarter of 2013, compared to other non-operating income, net, of $8.6 million for the first quarter of 2012. The first quarter 2013 non-operating expense, net, included $4.6 million in unrealized foreign currency losses and other items. The first quarter 2012 non-operating income, net, included a $5.8 million gain on the sale of a cost method investment, $2.7 million in unrealized foreign currency gains and other items.

A summary of non-operating (expense) income is as follows:

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Foreign currency (losses) gains, net	$(4,614)	$2,660
(Losses) gains on sales or write-downs of cost method investments	(179)	5,766
Other, net	710	162
Total	$(4,083)	$8,588

Net Interest Expense

The Company incurred net interest expense of $8.5 million for the first quarter of 2013, compared to $8.1 million for the first quarter of 2012. At March 31, 2013, the Company had $456.9 million in borrowings outstanding at an average interest rate of 7.0%.

Provision for Income Taxes

The effective tax rate for income from continuing operations for the first quarter of 2013 was 52.3%, compared to 45.6% for the first quarter of 2012. The high effective tax rate in the first quarter of 2013 and 2012 results primarily from losses in Australia for which no tax benefit is recorded.

Discontinued Operations

In March 2013, the Company completed the sale of The Herald, a daily and Sunday newspaper headquartered in Everett, WA. Kaplan sold Kidum in August 2012, EduNeering in April 2012 and Kaplan Learning Technologies (KLT) in February 2012. The Company also divested its interest in Avenue100 Media Solutions in July 2012. Consequently, the Company’s income from continuing operations excludes these businesses, which have been reclassified to discontinued operations, net of tax.

The sale of The Herald resulted in a pre-tax loss of $0.1 million that was recorded in the first quarter of 2013. The sale of KLT resulted in a pre-tax loss of $3.1 million that was recorded in the first quarter of 2012. The sale of EduNeering resulted in a pre-tax gain of $29.5 million that was recorded in the second quarter of 2012. In the first quarter of 2012, in connection with each of the sales of the Company’s stock in KLT and EduNeering, the Company recorded $23.2 million of income tax benefits related to the excess of the outside stock tax basis over the net book value of the net assets acquired.

Earnings (Loss) Per Share

The calculation of diluted earnings per share for the first quarter of 2013 was based on 7,266,284 weighted average shares outstanding, compared to 7,614,623 for the first quarter of 2012. At March 31, 2013, there were 7,422,732 shares outstanding and the Company had remaining authorization from the Board of Directors to purchase up to 180,993 shares of Class B common stock.

Financial Condition: Capital Resources and Liquidity

Acquisitions and Dispositions

In the first quarter of 2013, the Company acquired one small business included in other businesses; the purchase price allocation mostly comprised goodwill and other intangible assets on a preliminary basis. In the first quarter of 2012, Kaplan acquired two small businesses in its International division; the purchase price allocation mostly comprised goodwill and other intangible assets. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition.

In March 2013, the Company completed the sale of The Herald, a daily and Sunday newspaper headquartered in Everett, WA. The Herald was previously reported in the newspaper publishing segment. Kaplan completed the sale of Kaplan Learning Technologies in February 2012, which was part of the Kaplan Ventures division.

Capital Expenditures

During the first three months of 2013, the Company’s capital expenditures totaled $36.5 million. The Company estimates that its capital expenditures will be in the range of $225 million to $250 million in 2013.

Liquidity

The Company’s borrowings decreased by $239.8 million, to $456.9 million at March 31, 2013, as compared to borrowings of $696.7 million at December 31, 2012. At March 31, 2013, the Company had $300.7 million in cash and cash equivalents, compared to $512.4 million at December 31, 2012. The Company had money market investments of $190.9 million and $432.7 million that are classified as cash, cash equivalents and restricted cash in the Company’s condensed consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, respectively.

The Company’s total debt outstanding of $456.9 million at March 31, 2013 included $397.6 million of 7.25% unsecured notes due February 1, 2019, $52.1 million of AUD 50M borrowing and $7.2 million in other debt.

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

The Company’s credit ratings were unchanged during the first quarter of 2013 and are as follows:

Standard
	Moody’s	& Poor’s
Long-term	Baa1	BBB
Short-term	Prime-2	A-3

During the first quarter of 2013 and 2012, the Company had average borrowings outstanding of approximately $516.7 million and $484.5 million, respectively, at average annual interest rates of approximately 7.0%. During the first quarter of 2013 and 2012, the Company incurred net interest expense of $8.5 million and $8.1 million, respectively.

At March 31, 2013 and December 31, 2012, the Company had working capital of $405.9 million and $327.5 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and to a lesser extent borrowings supported by our Credit Agreement. In management’s opinion, the Company will have ample liquidity to meet its various cash needs throughout 2013.

There were no significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Company is exposed to market risk in the normal course of its business due primarily to its ownership of marketable equity securities, which are subject to equity price risk; to its borrowing and cash-management activities, which are subject to interest rate risk; and to its foreign business operations, which are subject to foreign exchange rate risk. The Company’s market risk disclosures set forth in its 2012 Annual Report filed on Form 10-K have not otherwise changed significantly.

Item 4.        Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President-Finance, in a manner that allows timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item  2.       Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended March 31, 2013, the Company purchased shares of its Class B Common Stock as set forth in the following table:

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased	of Shares That May
	of Shares	Paid per	as Part of a Publicly	Yet Be Purchased
Period	Purchased	Share	Announced Plan*	Under the Plan*
2013
January	11,250	$373.03	―	180,993
February	―	―	―	180,993
March	―	―	―	180,993
	11,250	$373.03	―

*   On September 8, 2011, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 750,000 shares of its Class B Common Stock. There is no expiration date for that authorization. In the first quarter of 2013, 11,250 shares were purchased from recipients of vested awards of restricted shares at market price. Under the Company’s Incentive Compensation Plan, the Compensation Committee may permit the recipient of a vested award of restricted shares of the Company’s Class B Common Stock to receive some or all of the value of the award in cash rather than in shares.

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

101

The following financial information from The Washington Post Company Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012, (iii) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY
(Registrant)

Date: May 7, 2013	/s/ Donald E. Graham
Donald E. Graham, Chairman & Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2013	/s/ Hal S. Jones
Hal S. Jones, Senior Vice President-Finance (Principal Financial Officer)