Form 10-Q
period 2013-06-30
WASHINGTON POST CO
filed 2013-08-07
CIK 104889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

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

Shares outstanding at August 2, 2013:

                                                    Class A Common Stock – 1,179,199 Shares

                                                    Class B Common Stock – 6,242,864 Shares

THE WASHINGTON POST COMPANY

Index to Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	a. Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2013 and 2012	1

	b. Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2013 and 2012	2

	c. Condensed Consolidated Balance Sheets at June 30, 2013 (Unaudited) and December 31, 2012	3

	d. Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2013 and 2012	4

	e. Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 6.	Exhibits	27

Signatures		28

PART I. FINANCIAL INFORMATION

Item  1.       Financial Statements

THE WASHINGTON POST COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Operating Revenues
Education	$548,230	$551,774	$1,076,045	$1,098,459
Advertising	186,702	186,486	349,850	354,044
Circulation and subscriber	227,753	217,747	449,462	431,424
Other	59,166	33,096	105,599	60,677
	1,021,851	989,103	1,980,956	1,944,604
Operating Costs and Expenses
Operating	469,319	461,788	921,300	922,088
Selling, general and administrative	392,294	397,465	806,850	805,571
Depreciation of property, plant and equipment	63,875	62,401	129,666	124,325
Amortization of intangible assets	3,313	4,428	7,030	8,301
	928,801	926,082	1,864,846	1,860,285
Income from Operations	93,050	63,021	116,110	84,319
Equity in earnings of affiliates, net	3,868	3,314	7,286	7,202
Interest income	522	775	1,032	1,844
Interest expense	(9,048)	(8,979)	(18,008)	(18,142)
Other (expense) income, net	(12,858)	(635)	(16,941)	7,953
Income from Continuing Operations Before Income Taxes	75,534	57,496	89,479	83,176
Provision for Income Taxes	30,400	21,200	37,700	32,900
Income from Continuing Operations	45,134	36,296	51,779	50,276
Income (Loss) from Discontinued Operations, Net of Tax	―	15,751	(1,386)	33,339
Net Income	45,134	52,047	50,393	83,615
Net Income Attributable to Noncontrolling Interests	(253)	(11)	(350)	(81)
Net Income Attributable to The Washington Post Company	44,881	52,036	50,043	83,534
Redeemable Preferred Stock Dividends	(206)	(222)	(650)	(673)
Net Income Attributable to The Washington Post
Company Common Stockholders	$44,675	$51,814	$49,393	$82,861
Amounts Attributable to The Washington Post Company
Common Stockholders
Income from continuing operations	$44,675	$36,063	$50,779	$49,522
Income (loss) from discontinued operations, net of tax	―	15,751	(1,386)	33,339
Net income attributable to The Washington Post Company
common stockholders	$44,675	$51,814	$49,393	$82,861
Per Share Information Attributable to The Washington
Post Company Common Stockholders
Basic income per common share from continuing operations	$6.02	$4.76	$6.84	$6.48
Basic income (loss) per common share from discontinued operations	―	2.08	(0.18)	4.39
Basic net income per common share	$6.02	$6.84	$6.66	$10.87
Basic average number of common shares outstanding	7,229	7,431	7,228	7,473
Diluted income per common share from continuing operations	$6.02	$4.76	$6.84	$6.48
Diluted income (loss) per common share from discontinued operations	―	2.08	(0.18)	4.39
Diluted net income per common share	$6.02	$6.84	$6.66	$10.87
Diluted average number of common shares outstanding	7,283	7,545	7,276	7,580

See accompanying Notes to Condensed Consolidated Financial Statements.

THE WASHINGTON POST COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Net Income	$45,134	$52,047	$50,393	$83,615
Other Comprehensive Income (Loss), Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	(3,509)	(8,911)	(7,700)	(1,088)
Adjustment for sales of businesses with foreign operations	―	8	―	521
	(3,509)	(8,903)	(7,700)	(567)
Unrealized gains on available-for-sale securities:
Unrealized gains for the period	31,423	6,590	80,501	38,905
Reclassification adjustment for gain on available-for-sale securities
included in net income	(333)	(772)	(884)	(772)
	31,090	5,818	79,617	38,133
Pension and other postretirement plans:
Amortization of net prior service credit included in net income	(384)	(470)	(821)	(921)
Amortization of net actuarial loss included in net income	2,004	2,590	4,321	4,247
Settlement gain included in net income	―	―	(3,471)	―
	1,620	2,120	29	3,326
Cash flow hedge gain (loss)	214	(1,342)	244	(1,377)
Other Comprehensive Income (Loss), Before Tax	29,415	(2,307)	72,190	39,515
Income tax expense related to items of other comprehensive income	(13,170)	(2,638)	(31,957)	(16,031)
Other Comprehensive Income (Loss), Net of Tax	16,245	(4,945)	40,233	23,484
Comprehensive Income	61,379	47,102	90,626	107,099
Comprehensive income attributable to noncontrolling interests	(254)	(17)	(372)	(107)
Total Comprehensive Income Attributable to The Washington
Post Company	$61,125	$47,085	$90,254	$106,992

See accompanying Notes to Consolidated Financial Statements.

THE WASHINGTON POST COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands)	2013	2012
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$386,567	$512,431
Restricted cash	30,351	28,538
Investments in marketable equity securities and other investments	495,219	418,938
Accounts receivable, net	364,963	399,204
Deferred income taxes	―	3,974
Inventories	4,541	7,985
Other current assets	84,227	82,692
Total Current Assets	1,365,868	1,453,762
Property, Plant and Equipment, Net	1,031,754	1,081,237
Investments in Affiliates	27,386	15,535
Goodwill, Net	1,288,419	1,317,915
Indefinite-Lived Intangible Assets, Net	539,728	539,728
Amortized Intangible Assets, Net	38,535	45,577
Prepaid Pension Cost	579,303	604,823
Deferred Charges and Other Assets	53,027	46,492
Total Assets	$4,924,020	$5,105,069

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$447,538	$486,396
Income taxes payable	15,061	726
Deferred income taxes	27,944	―
Deferred revenue	369,631	395,837
Dividends declared	213	―
Short-term borrowings	3,129	243,327
Total Current Liabilities	863,516	1,126,286
Postretirement Benefits Other Than Pensions	61,369	59,949
Accrued Compensation and Related Benefits	216,222	216,280
Other Liabilities	102,837	109,774
Deferred Income Taxes	531,384	529,427
Long-Term Debt	446,904	453,384
Total Liabilities	2,222,232	2,495,100
Redeemable Noncontrolling Interest	6,012	12,655
Redeemable Preferred Stock	10,665	11,096
Preferred Stock	―	―
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	252,767	240,746
Retained earnings	4,596,167	4,546,775
Accumulated other comprehensive income, net of tax
Cumulative foreign currency translation adjustment	18,372	26,072
Unrealized gain on available-for-sale securities	158,323	110,553
Unrealized gain on pensions and other postretirement plans	117,186	117,169
Cash flow hedge	(794)	(940)
Cost of Class B common stock held in treasury	(2,477,248)	(2,474,347)
Total Common Stockholders’ Equity	2,684,773	2,586,028
Noncontrolling Interests	338	190
Total Equity	2,685,111	2,586,218
Total Liabilities and Equity	$4,924,020	$5,105,069

See accompanying Notes to Condensed Consolidated Financial Statements.

THE WASHINGTON POST COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(in thousands)	2013	2012
Cash Flows from Operating Activities
Net Income	$50,393	$83,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	129,848	126,276
Amortization of intangible assets	7,030	8,738
Net pension expense	8,582	4,634
Early retirement program expense	22,700	1,022
Foreign exchange loss (gain)	17,236	(68)
Net loss (gain) on sales of businesses	70	(26,459)
Net gain on sales or write-downs of marketable equity securities and cost method investments	(696)	(7,375)
Equity in earnings of affiliates, net of distributions	(7,277)	(7,202)
Provision (benefit) for deferred income taxes	263	(11,698)
Net loss (gain) on sale of property, plant and equipment	377	(1,528)
Change in assets and liabilities:
Decrease in accounts receivable, net	29,608	32,736
Decrease (increase) in inventories	3,046	(102)
Decrease in accounts payable and accrued liabilities	(58,715)	(24,145)
Decrease in deferred revenue	(13,980)	(15,702)
Increase in income taxes payable	14,430	3,823
(Increase) decrease in other assets and other liabilities, net	(6,394)	2,292
Other	990	850
Net Cash Provided by Operating Activities	197,511	169,707

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(87,652)	(97,830)
Purchases of marketable equity securities and other investments	(10,754)	(46,133)
Net proceeds from sales of businesses, property, plant and equipment and other assets	5,341	73,959
Investments in certain businesses, net of cash acquired	(1,200)	(8,971)
Other	11	1,623
Net Cash Used in Investing Activities	(94,254)	(77,352)

Cash Flows from Financing Activities
Repayment of short-term borrowing	(240,121)	(109,671)
Common shares repurchased	(4,196)	(74,472)
Purchase of shares from a noncontrolling interest	(3,115)	―
Dividends paid	(437)	(37,775)
Other	23,216	11,438
Net Cash Used in Financing Activities	(224,653)	(210,480)
Effect of Currency Exchange Rate Change	(4,468)	1,145
Net Decrease in Cash and Cash Equivalents	(125,864)	(116,980)
Beginning Cash and Cash Equivalents	512,431	381,099
Ending Cash and Cash Equivalents	$386,567	$264,119

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

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and six months ended June 30, 2013 and 2012 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Recently Adopted and Issued Accounting Pronouncements – In February 2013, the Financial Accounting Standards Board (FASB) issued final guidance on the presentation of reclassifications out of other comprehensive income to net income. The amendment requires an entity to provide information about the amounts reclassified out of other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in a footnote, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, only if the amount reclassified is required by GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide detail about those amounts. This amendment is effective for interim and fiscal years beginning after December 15, 2012. The adoption of the amendment in the first quarter of 2013 is reflected in the Company's Notes to Condensed Consolidated Financial Statements.

2. DISCONTINUED OPERATIONS

In March 2013, the Company completed the sale of The Herald, a daily and Sunday newspaper headquartered in Everett, WA. Under the terms of the agreement, the purchaser received most of the assets and liabilities; however, certain land and buildings and other assets and liabilities were retained by the Company. The results of operations of The Herald for the three and six months ended June 30, 2013 and 2012, are included in the Company’s Condensed Consolidated Statements of Operations as Income (Loss) from Discontinued Operations, Net of Tax. All corresponding prior period operating results presented in the Company’s Condensed Consolidated Financial Statements and the accompanying notes have been reclassified to reflect the discontinued operations presented. The Company did not reclassify its Condensed Consolidated Balance Sheets or Statements of Cash Flows to reflect the discontinued operations.

In August 2012, the Company completed the sale of Kidum and recorded a pre-tax gain of $3.6 million and an after-tax gain of $10.2 million related to this sale in the third quarter of 2012. On July 31, 2012, the Company disposed of its interest in Avenue100 Media Solutions, Inc. and recorded a pre-tax loss of $5.7 million related to the disposition. An income tax benefit of $44.5 million was also recorded in the third quarter of 2012 as the Company determined that Avenue100 had no value. The income tax benefit was due to the Company’s tax basis in the stock of Avenue100 exceeding its net book value, as a result of goodwill and other intangible asset impairment charges recorded in 2008, 2010 and 2011 for which no tax benefit was previously recorded. In April 2012, the Company completed the sale of Kaplan EduNeering. Under the terms of the agreement, the purchaser acquired the stock of EduNeering and received substantially all the assets and liabilities. In the second quarter of 2012, the Company recorded an after-tax gain of $18.5 million related to this sale. In February 2012, Kaplan completed the stock sale of Kaplan Learning Technologies (KLT) and recorded an after-tax loss on the sale of $1.9 million. The Company recorded $23.2 million of income tax benefits in the first quarter of 2012 in connection with the sale of its stock in EduNeering and KLT related to the excess of the outside stock tax basis over the net book value of the net assets disposed. The results of operations of Kidum, Avenue100, EduNeering, and KLT, for the three and six months ended June 30, 2012 are included in the Company’s Condensed Consolidated Statement of Operations as Income (Loss) from Discontinued Operations, Net of Tax.

The summarized income (loss) from discontinued operations, net of tax, is presented below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2013		2012	2013	2012
Operating revenues	$	―	$17,908	$3,461	$41,079
Operating costs and expenses		―	(22,068)	(5,477)	(49,412)
Loss from discontinued operations		―	(4,160)	(2,016)	(8,333)
Benefit from income taxes		―	(1,370)	(676)	(2,759)
Net Loss from Discontinued Operations		―	(2,790)	(1,340)	(5,574)
Gain (loss) on sales of discontinued operations		―	29,541	(70)	26,459
Provision (benefit) for income taxes on sales of discontinued operations		―	11,000	(24)	(12,454)
Income (Loss) from Discontinued Operations, Net of Tax	$	―	$15,751	$(1,386)	$33,339

3. INVESTMENTS

Investments in marketable equity securities comprised the following:

	As of
	June 30,	December 31,
(in thousands)	2013	2012
Total cost	$193,159	$195,832
Net unrealized gains	263,872	184,255
Total Fair Value	$457,031	$380,087

There were no new investments in marketable equity securities during the first six months of 2013.  The Company invested $45.0 million in marketable equity securities during the first six months of 2012. During the first six months of 2013 and 2012, the proceeds from sales of marketable equity securities were $3.6 million and $2.0 million, respectively, and net realized gains on such sales were $0.9 million and $0.5 million, respectively.

As of June 30, 2013, the Company has a $3.5 million unrealized loss on its investment in Strayer Education, Inc., a publicly traded company. At June 30, 2013, the investment has been in an unrealized loss position for under three months. The Company evaluated this investment for other-than-temporary impairment based on various factors, including the duration and severity of the unrealized loss, the reason for the decline in value and the potential recovery period, and the ability and intent to hold the investment and concluded that the unrealized loss is not other-than-temporary as of June 30, 2013. If any impairment is considered other-than-temporary, the investment will be written down to its fair market value with a corresponding charge to the Consolidated Statement of Operations.

4. ACQUISITIONS AND DISPOSITIONS

In the first six months of 2013, the Company acquired two small businesses included in other businesses; the purchase price allocation mostly comprised goodwill and other intangible assets on a preliminary basis. In the first six months of 2012, the Company acquired four small businesses included in its education division and in other businesses; the purchase price allocation mostly comprised goodwill and other intangible assets. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition.

In the second quarter of 2013, Kaplan purchased the remaining 15% noncontrolling interest in Kaplan China; this additional interest was accounted for as an equity transaction.

On August 1, 2013, the Company completed its acquisition of Forney Corporation, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications. The operating results of Forney will be included in other businesses.

In March 2013, the Company completed the sale of The Herald, a daily and Sunday newspaper headquartered in Everett, WA. The Herald was previously reported in the newspaper publishing division.  Kaplan completed the sales of EduNeering in April 2012 and Kaplan Learning Technologies in February 2012, which were part of the Kaplan Ventures division.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Amortization of intangible assets for the three months ended June 30, 2013 and 2012 was $3.3 million and $4.4 million, respectively. Amortization of intangible assets for the six months ended June 30, 2013 and 2012 was $7.0 million and $8.3 million, respectively. Amortization of intangible assets is estimated to be approximately $6 million for the remainder of 2013, $9 million in 2014, $7 million in 2015, $6 million in 2016, $4 million in 2017, $4 million in 2018 and $3 million thereafter.

The changes in the carrying amount of goodwill, by segment, were as follows:

		Cable	Newspaper	Television	Other
(in thousands)	Education	Television	Publishing	Broadcasting	Businesses	Total
Balance as of December 31, 2012
Goodwill	$1,097,058	$85,488	$81,183	$203,165	$19,052	$1,485,946
Accumulated impairment losses	(102,259)	―	(65,772)	―	―	(168,031)
	994,799	85,488	15,411	203,165	19,052	1,317,915
Acquisitions	―	―	―	―	2,521	2,521
Foreign currency exchange rate changes	(32,017)	―	―	―	―	(32,017)
Balance as of June 30, 2013
Goodwill	1,065,041	85,488	71,448	203,165	21,573	1,446,715
Accumulated impairment losses	(102,259)	―	(56,037)	―	―	(158,296)
	$962,782	$85,488	$15,411	$203,165	$21,573	$1,288,419

The changes in carrying amount of goodwill at the Company’s education division were as follows:

	Higher	Test	Kaplan
(in thousands)	Education	Preparation	International	Total
Balance as of December 31, 2012
Goodwill	$409,184	$152,187	$535,687	$1,097,058
Accumulated impairment losses	―	(102,259)	―	(102,259)
	409,184	49,928	535,687	994,799
Foreign currency exchange rate changes	(129)	―	(31,888)	(32,017)
Balance as of June 30, 2013
Goodwill	409,055	152,187	503,799	1,065,041
Accumulated impairment losses	―	(102,259)	―	(102,259)
	$409,055	$49,928	$503,799	$962,782

Other intangible assets consist of the following:

		As of June 30, 2013			As of December 31, 2012
		Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in thousands)	Range	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized Intangible Assets
Non-compete agreements	2-5 years	$13,850	$12,790	$1,060	$14,008	$12,546	$1,462
Student and customer relationships	2-10 years	71,946	43,314	28,632	73,693	40,787	32,906
Databases and technology	3-5 years	6,457	6,457	―	6,457	5,707	750
Trade names and trademarks	2-10 years	25,945	18,433	7,512	26,634	18,185	8,449
Other	1-25 years	8,733	7,402	1,331	8,849	6,839	2,010
		$126,931	$88,396	$38,535	$129,641	$84,064	$45,577
Indefinite-Lived Intangible Assets
Franchise agreements		$496,321			$496,321
Wireless licenses		22,150			22,150
Licensure and accreditation		7,371			7,371
Other		13,886			13,886
		$539,728			$539,728

6. DEBT

The Company’s borrowings consist of the following:

	As of
	June 30,	December 31,
(in thousands)	2013	2012
7.25% unsecured notes due February 1, 2019	$397,686	$397,479
USD Revolving credit borrowing	―	240,121
AUD Revolving credit borrowing	45,664	51,915
Other indebtedness	6,683	7,196
Total Debt	450,033	696,711
Less: current portion	(3,129)	(243,327)
Total Long-Term Debt	$446,904	$453,384

The Company’s other indebtedness at June 30, 2013 and December 31, 2012 is at interest rates from 0% to 6% and matures from 2013 to 2017.

During the three months ended June 30, 2013 and 2012, the Company had average borrowings outstanding of approximately $454.1 million and $455.5 million, respectively, at average annual interest rates of approximately 7.0%. During the three months ended June 30, 2013 and 2012, the Company incurred net interest expense of $8.5 million and $8.2 million, respectively.

During the six months ended June 30, 2013 and 2012, the Company had average borrowings outstanding of approximately $489.5 million and $472.0 million, respectively, at average annual interest rates of approximately 7.0%. During the six months ended June 30, 2013 and 2012, the Company incurred net interest expense of $17.0 million and $16.3 million, respectively.

At June 30, 2013, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $461.8 million, compared with the carrying amount of $397.7 million. At December 31, 2012, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $481.4 million, compared with the carrying amount of $397.5 million. The carrying value of the Company’s other unsecured debt at June 30, 2013 approximates fair value.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Level 1		Level 2	Total
As of June 30, 2013
Assets
Money market investments (1)	$	―	$290,500	$290,500
Marketable equity securities (3)		457,031	―	457,031
Other current investments (4)		14,978	23,210	38,188
Total Financial Assets		$472,009	$313,710	$785,719

Liabilities
Deferred compensation plan liabilities (5)	$	―	$62,358	$62,358
7.25% unsecured notes (6)		―	461,812	461,812
AUD revolving credit borrowing (6)		―	45,664	45,664
Interest rate swap (7)		―	1,323	1,323
Total Financial Liabilities	$	―	$571,157	$571,157

As of December 31, 2012
Assets
Money market investments (2)	$	―	$432,670	$432,670
Marketable equity securities (3)		380,087	―	380,087
Other current investments (4)		14,134	24,717	38,851
Total Financial Assets		$394,221	$457,387	$851,608

Liabilities
Deferred compensation plan liabilities (5)	$	―	$62,297	$62,297
7.25% unsecured notes (6)		―	481,424	481,424
AUD revolving credit borrowing (6)		―	51,915	51,915
Interest rate swap (7)		―	1,567	1,567
Total Financial Liabilities	$	―	$597,203	$597,203

____________

(1)       The Company’s money market investments are included in cash and cash equivalents.

(2)       The Company’s money market investments are included in cash, cash equivalents and restricted cash.

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

(6)       See Note 6 for carrying amount of these notes and borrowing.

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

8. EARNINGS PER SHARE

The Company’s earnings per share from continuing operations (basic and diluted) are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Income from continuing operations attributable to The
Washington Post Company common stockholders	$44,675	$36,063	$50,779	$49,522
Less: Amount attributable to participating securities	(1,159)	(711)	(1,318)	(1,079)
Basic income from continuing operations attributable to
The Washington Post Company common stockholders	$43,516	$35,352	$49,461	$48,443

Plus: Amount attributable to participating securities	1,159	711	1,318	1,079
Diluted income from continuing operations attributable to
The Washington Post Company common stockholders	$44,675	$36,063	$50,779	$49,522

Basic weighted average shares outstanding	7,229	7,431	7,228	7,473
Plus: Effect of dilutive shares related to stock options and restricted stock	54	114	48	107
Diluted weighted average shares outstanding	7,283	7,545	7,276	7,580

Income Per Share from Continuing Operations Attributable
to The Washington Post Company Common Stockholders:
Basic	$6.02	$4.76	$6.84	$6.48
Diluted	$6.02	$4.76	$6.84	$6.48

For the three and six months ended June 30, 2013 and 2012, the basic earnings per share computed under the two-class method is lower than the diluted earnings per share computed under the if-converted method for participating securities, resulting in the presentation of the lower amount in diluted earnings per share. The diluted earnings per share amounts for the three and six months ended June 30, 2013 exclude the effects of 63,000 and 63,750 stock options outstanding, respectively, as their inclusion would have been antidilutive. The diluted earnings per share amounts for the three and six months ended June 30, 2013 exclude the effects of 51,300 restricted stock awards, as their inclusion would have been antidilutive. The diluted earnings per share amounts for the three and six months ended June 30, 2012 exclude the effects of 125,044 and 113,294 stock options outstanding, respectively, as their inclusion would have been antidilutive. The diluted earnings per share amounts for the three and six months ended June 30, 2012 exclude the effects of 51,500 restricted stock awards, as their inclusion would have been antidilutive.

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

9. PENSION AND POSTRETIREMENT PLANS

Defined Benefit Plans. The total cost arising from the Company’s defined benefit pension plans, including a portion included in discontinued operations, consists of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Service cost	$12,710	$8,701	$26,075	$17,808
Interest cost	14,243	14,829	28,534	29,420
Expected return on assets	(25,467)	(24,510)	(51,789)	(48,522)
Amortization of prior service cost	909	919	1,818	1,856
Recognized actuarial loss	1,797	2,503	3,944	4,072
Net Periodic Cost	4,192	2,442	8,582	4,634
Early retirement programs expense	8,442	―	22,700	1,022
Total Cost	$12,634	$2,442	$31,282	$5,656

The Company announced a Voluntary Retirement Incentive Program in February 2013, which was offered to certain employees of the Washington Post newspaper. The total early retirement program expense for this program for the six months ended June 30, 2013 was $20.4 million. Of this amount, $12.0 million was recorded in the first quarter of 2013 and $8.4 million was recorded in the second quarter of 2013. In addition, the Washington Post newspaper recorded $2.3 million in special separation benefits for a group of employees in the first quarter of 2013. The early retirement program expense and special separation benefits for these programs are being funded from the assets of the Company’s pension plan.

In the first quarter of 2012, the Company offered a Voluntary Retirement Incentive Program to certain employees of Post-Newsweek Media and recorded early retirement program expense of $1.0 million. The early retirement program expense for these programs was funded from the assets of the Company’s pension plan.

The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) consists of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Service cost	$430	$366	$859	$733
Interest cost	1,023	1,061	2,046	2,121
Amortization of prior service cost	13	13	27	27
Recognized actuarial loss	711	459	1,422	917
Total Cost	$2,177	$1,899	$4,354	$3,798

Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plan were allocated as follows:

	As of
	June 30,	December 31,
	2013	2012
U.S. equities	62%	64%
U.S. fixed income	13%	13%
International equities	25%	23%
	100%	100%

Essentially all of the assets are actively managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both of these managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval by the Plan administrator. As of June 30, 2013, the managers can invest no more than 24% of the assets in international stocks at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities. None of the assets is managed internally by the Company.

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

The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of June 30, 2013. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At June 30, 2013 and December 31, 2012, the pension plan held common stock in one investment that exceeded 10% of total plan assets. This investment was valued at $321.2 million and $223.1 million at June 30, 2013 and December 31, 2012, respectively, or approximately 14% and 11%, respectively, of total plan assets. Assets also included $226.2 million and $179.9 million of Berkshire Hathaway common stock at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013 and December 31, 2012, the pension plan held investments in one foreign country that exceeded 10% of total plan assets. These investments were valued at $337.4 million and $240.4 million at June 30, 2013 and December 31, 2012, respectively, or approximately 14% and 12%, respectively, of total plan assets.

Other Postretirement Plans. The total benefit arising from the Company’s other postretirement plans, including a portion included in discontinued operations, consists of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Service cost	$728	$779	$1,455	$1,557
Interest cost	507	684	1,017	1,368
Amortization of prior service credit	(1,306)	(1,402)	(2,666)	(2,804)
Recognized actuarial gain	(504)	(370)	(1,045)	(740)
Net Periodic Benefit	(575)	(309)	(1,239)	(619)
Settlement gain	―	―	(3,471)	―
Total Periodic Benefit	$(575)	$(309)	$(4,710)	$(619)

As part of the sale of The Herald, changes were made with respect to its postretirement medical plan, resulting in a $3.5 million settlement gain that is included in discontinued operations, net of tax, for the first quarter of 2013.

10. OTHER NON-OPERATING INCOME (EXPENSE)

A summary of non-operating (expense) income is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2013	2012	2013	2012
Foreign currency (loss) gain, net	$(12,622)	$(2,592)	$(17,236)	$68
Gain on sales of marketable equity securities	337	505	879	505
Gain (loss) on sales or write-downs of cost method investments, net	1	1,106	(178)	6,872
Other, net	(574)	346	(406)	508
Total Other Non-Operating (Expense) Income	$(12,858)	$(635)	$(16,941)	$7,953

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The other comprehensive income (loss) consists of the following components:

	Three Months Ended June 30,
	2013			2012
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(3,509)	$ ―	$(3,509)	$(8,911)	$ ―	$(8,911)
Adjustment for sales of businesses with foreign operations	―	―	―	8	―	8
	(3,509)	―	(3,509)	(8,903)	―	(8,903)
Unrealized gains on available-for-sale securities:
Unrealized gains for the period	31,423	(12,569)	18,854	6,590	(2,637)	3,953
Reclassification adjustment for gain on available-for-sale
securities included in net income	(333)	133	(200)	(772)	309	(463)
	31,090	(12,436)	18,654	5,818	(2,328)	3,490
Pension and other postretirement plans:
Amortization of net prior service credit included in net income	(384)	153	(231)	(470)	189	(281)
Amortization of net actuarial loss included in net income	2,004	(801)	1,203	2,590	(1,037)	1,553
	1,620	(648)	972	2,120	(848)	1,272
Cash flow hedge:
Gain (loss) for the period	214	(86)	128	(1,342)	538	(804)
Other Comprehensive Income (Loss)	$29,415	$(13,170)	$16,245	$(2,307)	$(2,638)	$(4,945)

	Six Months Ended June 30,
	2013			2012
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(7,700)	$ ―	$(7,700)	$(1,088)	$ ―	$(1,088)
Adjustment for sales of businesses with foreign operations	―	―	―	521	―	521
	(7,700)	―	(7,700)	(567)	―	(567)
Unrealized gains on available-for-sale securities:
Unrealized gains for the period	80,501	(32,200)	48,301	38,905	(15,562)	23,343
Reclassification adjustment for gain on available-for-sale
securities included in net income	(884)	353	(531)	(772)	309	(463)
	79,617	(31,847)	47,770	38,133	(15,253)	22,880
Pension and other postretirement plans:
Amortization of net prior service credit included in net income	(821)	328	(493)	(921)	369	(552)
Amortization of net actuarial loss included in net income	4,321	(1,728)	2,593	4,247	(1,699)	2,548
Settlement gain included in net income	(3,471)	1,388	(2,083)	―	―	―
	29	(12)	17	3,326	(1,330)	1,996
Cash flow hedge:
Gain (loss) for the period	244	(98)	146	(1,377)	552	(825)
Other Comprehensive Income	$72,190	$(31,957)	$40,233	$39,515	$(16,031)	$23,484

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

	Cumulative		Unrealized Gain
	Foreign		on Pensions		Accumulated
	Currency	Unrealized Gain	and Other		Other
	Translation	on Available-for-	Postretirement	Cash Flow	Comprehensive
(in thousands, net of taxes)	Adjustment	Sale Securities	Plans	Hedge	Income
Balance as of December 31, 2012	$26,072	$110,553	$117,169	$(940)	$252,854
Other comprehensive income (loss) before
reclassifications	(7,700)	48,301	―	(84)	40,517
Net amount reclassified from accumulated
other comprehensive income	―	(531)	17	230	(284)
Net other comprehensive income (loss)	(7,700)	47,770	17	146	40,233
Balance as of June 30, 2013	$18,372	$158,323	$117,186	$(794)	$293,087

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
	Three Months Ended		Six Months Ended		Affected Line Item in the
	June 30,		June 30,		Condensed Consolidated
(in thousands)	2013	2012	2013	2012	Statement of Operations
Unrealized Gains (Losses) on Available-for-sale Securities:
Realized gains for the period	$(333)	$(772)	$(884)	$(772)	Other (expense) income, net
	133	309	353	309	Provision for Income Taxes
	(200)	(463)	(531)	(463)	Net of Tax
Pension and Other Postretirement Plans
Amortization of net prior service credit	(384)	(470)	(821)	(921)	(1)
Amortization of net actuarial loss	2,004	2,590	4,321	4,247	(1)
Settlement gain	―	―	(3,471)	―	(1)
	1,620	2,120	29	3,326	Before tax
	(648)	(848)	(12)	(1,330)	Provision for Income Taxes
	972	1,272	17	1,996	Net of Tax
Cash Flow Hedge
	197	35	383	35	Interest expense
	(79)	(14)	(153)	(14)	Provision for Income Taxes
	118	21	230	21	Net of Tax
Total reclassification for the period	$890	$830	$(284)	$1,554	Net of Tax

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

DOE Program Reviews.  The U.S. Department of Education (DOE) undertakes program reviews at Title IV participating institutions. Currently, there are six open and/or pending program reviews (including Kaplan University and Broomall, PA.) The Company is awaiting the DOE’s final report on the program review at KHE’s Broomall, PA, location. In May 2012, the DOE issued a preliminary report on its 2009 onsite program review at Kaplan University containing several findings that required Kaplan University to conduct additional, detailed file reviews and submit additional data. In January 2013, Kaplan submitted a response to the DOE’s data request and is awaiting a final report on this review. The Company does not expect the final program review reports to have a material impact on KHE; however, the results of these and the other open reviews and their impact on Kaplan’s operations are uncertain.

The 90/10 Rule.  Under regulations referred to as the 90/10 rule, a KHE OPEID unit would lose its eligibility to participate in Title IV programs for a period of at least two fiscal years if it derives more than 90% of its receipts from Title IV programs, as calculated on a cash basis in accordance with the Higher Education Act and applicable DOE regulations, in each of two consecutive fiscal years, commencing with the unit’s first fiscal year that ends after August 14, 2008. Any OPEID unit with Title IV receipts exceeding 90% for a single fiscal year ending after August 14, 2008, will be placed on provisional certification and may be subject to other enforcement measures. KHE is taking various measures to reduce the percentage of its receipts attributable to Title IV funds, including modifying student payment options; emphasizing direct-pay and employer-paid education programs; encouraging students to carefully evaluate the amount of their Title IV borrowing; eliminating some programs; cash-matching; and developing and offering additional non-Title IV-eligible certificate preparation, professional development and continuing education programs. Some of the other programs may currently be offered by other Kaplan businesses. Absent the adoption of the changes mentioned above, and if current trends continue, management estimates that in 2013, at least 10 of the KHE Campuses’ OPEID units, representing approximately 11% of KHE’s 2012 revenues, could have a 90/10 ratio over 90%. As noted above, Kaplan is taking steps to address compliance with the 90/10 rule; however, there can be no guarantee that these measures will be adequate to prevent the 90/10 rule calculations at some or all of the schools from exceeding 90% in the future.

Accreditation.  In March 2011, Kaplan University’s institutional accreditor, the Higher Learning Commission of the North Central Association of Colleges and Schools (HLC), sent a request to Kaplan University asking for documents and a report detailing Kaplan University’s admissions practices and describing Kaplan University’s compliance with HLC Care Components and policies. Kaplan University complied with this request on April 29, 2011. Kaplan University provided additional information to the HLC in response to a follow-up request received on January 19, 2012. On June 19, 2013, the HLC notified Kaplan University of their intention to conduct a focused evaluation regarding these matters during the fall of 2013. At this time the Company cannot predict how the HLC will follow-up or what impact their additional inquires may have on Kaplan University.

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

In the second quarter of 2012, Kaplan International results benefitted from a favorable net $1.9 million adjustment. This included a $2.0 million adjustment to increase liabilities assumed in a 2011 acquisition and a favorable $3.9 million out of period expense adjustment related to certain items recorded in 2011 and 2010. With respect to the $3.9 million out of period expense adjustment, the Company has concluded that it was not material to the Company’s financial position or results of operations for 2012, 2011 and 2010 and the related interim periods, based on its consideration of quantitative and qualitative factors.

Newspaper Publishing. In March 2013, the Company completed the sale of The Herald, a daily and Sunday newspaper headquartered in Everett, WA. As a result, The Herald results are included in discontinued operations, net of tax, for all periods presented. The newspaper publishing segment operating results have been restated to reflect this change.

The following table summarizes financial information related to each of the Company’s business segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Operating Revenues
Education	$548,230	$551,774	$1,076,045	$1,098,459
Cable television	204,550	195,579	404,688	385,789
Newspaper publishing	138,423	139,228	265,687	271,678
Television broadcasting	99,320	95,591	184,590	177,088
Other businesses	31,419	7,177	50,310	11,945
Corporate office	―	―	―	―
Intersegment elimination	(91)	(246)	(364)	(355)
	$1,021,851	$989,103	$1,980,956	$1,944,604
Income (Loss) from Operations
Education	$23,726	$3,728	$19,670	$(8,187)
Cable television	44,710	38,446	81,323	71,223
Newspaper publishing	(14,827)	(12,614)	(49,299)	(33,226)
Television broadcasting	47,704	43,728	83,066	74,727
Other businesses	(4,510)	(6,775)	(10,623)	(11,418)
Corporate office	(3,753)	(3,492)	(8,027)	(8,800)
	$93,050	$63,021	$116,110	$84,319
Equity in Earnings of Affiliates, Net	3,868	3,314	7,286	7,202
Interest Expense, Net	(8,526)	(8,204)	(16,976)	(16,298)
Other (Expense) Income, Net	(12,858)	(635)	(16,941)	7,953
Income from Continuing Operations Before Income Taxes	$75,534	$57,496	$89,479	$83,176
Depreciation of Property, Plant and Equipment
Education	$20,064	$21,011	$42,652	$41,728
Cable television	33,964	32,234	67,697	64,431
Newspaper publishing	6,201	5,934	12,216	11,819
Television broadcasting	3,151	3,222	6,296	6,347
Other businesses	435	―	745	―
Corporate office	60	―	60	―
	$63,875	$62,401	$129,666	$124,325
Amortization of Intangible Assets
Education	$2,363	$3,803	$4,881	$7,039
Cable television	57	53	107	107
Newspaper publishing	150	172	300	355
Television broadcasting	―	―	―	―
Other businesses	743	400	1,742	800
Corporate office	―	―	―	―
	$3,313	$4,428	$7,030	$8,301
Net Pension Expense (Credit)
Education	$4,231	$1,969	$8,337	$4,361
Cable television	913	514	1,795	1,044
Newspaper publishing	16,811	7,717	39,740	16,257
Television broadcasting	1,213	1,055	2,501	2,015
Other businesses	83	10	159	20
Corporate office	(10,617)	(8,896)	(21,283)	(18,194)
	$12,634	$2,369	$31,249	$5,503

Identifiable assets for the Company’s business segments consist of the following:

	As of
	June 30,	December 31,
(in thousands)	2013	2012
Identifiable Assets
Education	$1,624,982	$1,988,015
Cable television	1,192,679	1,187,603
Newspaper publishing	255,196	280,323
Television broadcasting	379,727	374,075
Other businesses	72,388	81,211
Corporate office	335,328	193,397
	$3,860,300	$4,104,624
Investments in Marketable Equity Securities	457,031	380,087
Investments in Affiliates	27,386	15,535
Prepaid Pension Cost	579,303	604,823
Total Assets	$4,924,020	$5,105,069

The Company’s education division comprises the following operating segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Operating Revenues
Higher education	$273,092	$290,861	$544,952	$599,245
Test preparation	85,690	79,787	154,633	142,616
Kaplan international	187,968	179,141	372,781	352,704
Kaplan corporate and other	1,669	3,090	4,273	6,474
Intersegment elimination	(189)	(1,105)	(594)	(2,580)
	$548,230	$551,774	$1,076,045	$1,098,459
Income (Loss) from Operations
Higher education	$22,534	$5,860	$27,635	$14,819
Test preparation	7,831	2,706	3,486	(7,513)
Kaplan international	6,490	9,788	12,887	13,928
Kaplan corporate and other	(13,223)	(14,787)	(24,563)	(29,776)
Intersegment elimination	94	161	225	355
	$23,726	$3,728	$19,670	$(8,187)
Depreciation of Property, Plant and Equipment
Higher education	$10,741	$11,673	$24,180	$23,430
Test preparation	4,866	4,449	9,624	8,764
Kaplan international	4,116	4,471	8,112	8,649
Kaplan corporate and other	341	418	736	885
	$20,064	$21,011	$42,652	$41,728
Amortization of Intangible Assets	$2,363	$3,803	$4,881	$7,039
Pension Expense
Higher education	$2,807	$1,587	$5,614	$3,174
Test preparation	641	414	1,281	827
Kaplan international	87	(11)	174	1
Kaplan corporate and other	696	(21)	1,268	359
	$4,231	$1,969	$8,337	$4,361

Identifiable assets for the Company’s education division consist of the following:

	As of
	June 30,	December 31,
(in thousands)	2013	2012
Identifiable assets
Higher education	$603,890	$949,260
Test preparation	185,196	197,672
Kaplan international	794,153	818,613
Kaplan corporate and other	41,743	22,470
	$1,624,982	$1,988,015

14. SUBSEQUENT EVENTS

On August 5, 2013, after approval by the Company’s Board of Directors on the same day, the Company entered into a binding letter agreement (the Letter Agreement) with Nash Holdings LLC, a Delaware limited liability company (the Purchaser), and Explore Holdings LLC, a Washington limited liability company, as guarantor (the Guarantor), pursuant to which the Purchaser will acquire all the issued and outstanding equity securities of each of WP Company LLC, Express Publications Company, LLC, El Tiempo Latino, LLC, Robinson Terminal Warehouse, LLC, Greater Washington Publishing, LLC and Post-Newsweek Media, LLC (the Publishing Subsidiaries). The Publishing Subsidiaries together conduct most of the Company’s publishing businesses, including publishing The Washington Post, Express, The Gazette Newspapers, Southern Maryland Newspapers, Fairfax County Times and El Tiempo Latino and related websites, and operating Washington Post Live and Washington Post News Media Services and the Company’s commercial printing and distribution business and paper handling and storage business (collectively, the Publishing Business). The Purchaser will also acquire all other assets of the Company primarily related to the Publishing Business, including all of the Company’s rights in the name “The Washington Post”. The Company will change its corporate name within 60 days following the closing. The Purchaser will not acquire the Company’s interests in the Classified Ventures, LLC businesses, The Slate Group LLC, The FP Group, WaPo Labs and certain excluded real estate, including the Company headquarters building in downtown Washington, DC and certain land and property in Alexandria, VA. The liabilities under the Retirement Plan for The Washington Post Companies relating to the active employees of the Publishing Business will be transferred to the Purchaser, along with pension assets that have a value equal to the projected benefit obligation in respect of these active employees plus an additional $50 million.

The Purchaser will pay an aggregate purchase price of $250 million in cash, subject to customary adjustments for working capital, target cash of $8.5 million and any outstanding debt of the Publishing Business. The Guarantor has agreed to guarantee the purchase price payment obligations of the Purchaser.

Within 60 days of the date of the Letter Agreement, the Company and the Purchaser will prepare and execute a definitive Securities Purchase Agreement (the Purchase Agreement) providing for the transactions contemplated by the Letter Agreement on terms consistent with the Letter Agreement and containing other customary terms. If the parties cannot agree on the terms of the Purchase Agreement, an arbitrator selected by the parties will decide any disputed terms.

The closing of the transactions is subject to customary closing conditions, including the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

Item 2.        Management’s Discussion and Analysis of Results of Operations and Financial Condition

This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.

Results of Operations

The Company reported income from continuing operations attributable to common shares of $44.7 million ($6.02 per share) for the second quarter of 2013, compared to $36.1 million ($4.76 per share) for the second quarter of 2012. Net income attributable to common shares was $44.7 million ($6.02 per share) for the second quarter ended June 30, 2013, compared to $51.8 million ($6.84 per share) for the second quarter of last year. Net income for the second quarter of 2012 includes $15.8 million ($2.08 per share) in income from discontinued operations.

Items included in the Company’s income from continuing operations for the second quarter of 2013:

▪ $14.0 million in early retirement, severance and restructuring charges at the newspaper publishing and education divisions (after-tax impact of $9.8 million, or $1.34 per share); and

▪ $12.6 million in non-operating unrealized foreign currency losses (after-tax impact of $8.1 million, or $1.11 per share).

Items included in the Company’s income from continuing operations for the second quarter of 2012:

▪ $8.4 million in early retirement, severance and restructuring charges at the newspaper publishing and education divisions (after-tax impact of $5.2 million, or $0.69 per share); and

▪ $2.6 million in non-operating unrealized foreign currency losses (after-tax impact of $1.6 million, or $0.21 per share).

Revenue for the second quarter of 2013 was $1,021.9 million, up 3% from $989.1 million in the second quarter of 2012. The Company reported operating income of $93.1 million in the second quarter of 2013, compared to operating income of $63.0 million in the second quarter of 2012. Revenues increased at the cable television and television broadcasting divisions and in other businesses, offset by small declines at the education and newspaper publishing divisions. Operating results improved at the education, cable television and television broadcasting divisions. Excluding early retirement program expense, operating results also improved at the newspaper publishing division.

For the first six months of 2013, the Company reported income from continuing operations attributable to common shares of $50.8 million ($6.84 per share), compared to $49.5 million ($6.48 per share) for the first six months of 2012. Net income attributable to common shares was $49.4 million ($6.66 per share) for the first six months of 2013, compared to $82.9 million ($10.87 per share) for the same period of 2012. Net income includes $1.4 million ($0.18 per share) in losses from discontinued operations and $33.3 million ($4.39 per share) in income from discontinued operations for the first six months of 2013 and 2012, respectively (refer to “Discontinued Operations” discussion below). As a result of the Company’s share repurchases, there were 4% fewer diluted average shares outstanding in the first six months of 2013.

Items included in the Company’s income from continuing operations for the first six months of 2013:

▪ $39.3 million in early retirement, severance and restructuring charges at the newspaper publishing division and Kaplan (after-tax impact of $26.0 million, or $3.57 per share); and

▪ $17.2 million in non-operating unrealized foreign currency losses (after-tax impact of $11.0 million, or $1.52 per share).

Items included in the Company’s income from continuing operations for the first six months of 2012:

▪ $10.2 million in severance, early retirement and restructuring charges at Kaplan and the newspaper publishing division (after-tax impact of $6.4 million, or $0.84 per share); and

▪ a $5.8 million gain on the sale of a cost method investment (after-tax impact of $3.7 million, or $0.48 per share).

Revenue for the first six months of 2013 was $1,981.0 million, up 2% from $1,944.6 million in the first six months of 2012. Revenues increased at the cable television and television broadcasting divisions and in other businesses, offset by declines at the education and newspaper publishing divisions. The Company reported operating income of $116.1 million for the first six months of 2013, compared to $84.3 million for the first six months of 2012. Operating results improved at the education, cable television and television broadcasting divisions. Excluding early retirement program expense, operating results also improved at the newspaper publishing division.

Division Results

Education

Education division revenue totaled $548.2 million for the second quarter of 2013, a 1% decline from revenue of $551.8 million for the second quarter of 2012. Kaplan reported second quarter 2013 operating income of $23.7 million, compared to $3.7 million in the second quarter of 2012.

For the first six months of 2013, education division revenue totaled $1,076.0 million, a 2% decline from revenue of $1,098.5 million for the same period of 2012. Kaplan reported operating income of $19.7 million for the first six months of 2013, compared to an operating loss of $8.2 million for the first six months of 2012.

In response to student demand levels, Kaplan has formulated and implemented restructuring plans at its various businesses, with the objective of establishing lower cost levels in future periods. Across all businesses, restructuring costs totaled $4.9 million and $14.4 million in the second quarter and first six months of 2013, respectively, compared to $5.0 million in the second quarter and first six months of 2012. Kaplan currently expects to incur approximately $10 million in additional restructuring costs for the remainder of 2013 at Kaplan Higher Education (KHE) and Kaplan International in conjunction with completing these restructuring plans. Kaplan may also incur additional restructuring charges in 2013 as Kaplan management continues to evaluate its cost structure.

A summary of Kaplan’s operating results for the second quarter and the first six months of 2013 compared to 2012 is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2013	2012	% Change	2013	2012	% Change
Revenue
Higher education	$273,092	$290,861	(6)	$544,952	$599,245	(9)
Test preparation	85,690	79,787	7	154,633	142,616	8
Kaplan international	187,968	179,141	5	372,781	352,704	6
Kaplan corporate and other	1,669	3,090	(46)	4,273	6,474	(34)
Intersegment elimination	(189)	(1,105)	―	(594)	(2,580)	―
	$548,230	$551,774	(1)	$1,076,045	$1,098,459	(2)
Operating Income (Loss)
Higher education	$22,534	$5,860	―	$27,635	$14,819	86
Test preparation	7,831	2,706	―	3,486	(7,513)	―
Kaplan international	6,490	9,788	(34)	12,887	13,928	(7)
Kaplan corporate and other	(13,223)	(14,787)	11	(24,563)	(29,776)	18
Intersegment elimination	94	161	―	225	355	―
	$23,726	$3,728	―	$19,670	$(8,187)	―

KHE includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. KHE also includes the domestic professional training and other continuing education businesses.

In September 2012, KHE announced a plan to consolidate its market presence at certain of its fixed-facility campuses. Under this plan, KHE ceased new enrollments at nine ground campuses as it considered alternatives for these locations, and is in the process of consolidating operations of four other campuses into existing, nearby locations. Revenues at these campuses represented approximately 4% of KHE’s total revenues in 2012. In the fourth quarter of 2012, KHE also began implementing plans to consolidate other facilities and reduce its workforce. In connection with these and other plans, KHE incurred $2.6 million and $11.6 million in total restructuring costs in the second quarter and first six months of 2013, respectively, compared to $3.8 million in severance costs for the second quarter and first six months of 2012. For the second quarter of 2013, these costs included accelerated depreciation ($1.4 million), severance ($0.6 million) and lease obligation losses ($0.6 million). For the first six months of 2013, these costs included accelerated depreciation ($5.0 million), severance ($1.4 million), lease obligation losses ($4.3 million) and other items ($0.9 million). In the first six months of 2013, nine of the KHE campuses were closed.

In the second quarter and first six months of 2013, higher education revenue declined 6% and 9%, respectively, due largely to declines in average enrollments that reflect weaker market demand over the past year and the impact of campuses in the process of closing. These declines were partially offset by a revenue increase arising from trial period modifications and process improvements.

KHE operating income increased significantly in the second quarter and first six months of 2013, due largely to expense reductions associated with lower enrollments and recent restructuring efforts, partially offset by lower revenue and restructuring costs noted above.

New student enrollments at KHE increased 21% and 3% in the second quarter and first six months of 2013, respectively. New student enrollments were positively impacted by trial period modifications and process improvements, partially offset by the impact of closed campuses and those planned for closure that are no longer recruiting students.

Total students at June 30, 2013, were down 8% and 7% compared to June 30, 2012, and March 31, 2013, respectively. Excluding campuses closed or planned for closure, total students at June 30, 2013, were down 4% compared to June 30, 2012, and down 7% compared to March 31, 2013. A summary of student enrollments is as follows:

	Students as of
	June 30,	March 31,	June 30,
	2013	2013	2012
Kaplan University	45,625	48,673	47,175
KHE Campuses	16,567	18,523	20,430
	62,192	67,196	67,605

	Students as of
	June 30,	March 31,	June 30,
(excluding campuses closing)	2013	2013	2012
Kaplan University	45,625	48,673	47,175
KHE Campuses	16,157	17,615	17,326
	61,782	66,288	64,501

Kaplan University enrollments included 8,144, 8,819 and 8,100 campus-based students as of June 30, 2013, March 31, 2013, and June 30, 2012, respectively.

Kaplan University and KHE Campuses enrollments at June 30, 2013 and 2012, by degree and certificate programs, are as follows:

	As of June 30,
	2013	2012
Certificate	21.7%	24.8%
Associate’s	30.5%	28.7%
Bachelor’s	33.1%	33.7%
Master’s	14.7%	12.8%
	100.0%	100.0%

Kaplan Test Preparation (KTP) includes Kaplan’s standardized test preparation and tutoring offerings. KTP revenue increased 7% and 8% for the second quarter and first six months of 2013, respectively. Enrollment increased 2% and 1% for the second quarter and first six months of 2013, respectively, driven by strength in pre-college, nursing and bar review programs, offset by declines in graduate programs. KTP operating results improved in the first six months of 2013 due largely to increased revenues.

Kaplan International includes English-language programs and postsecondary education and professional training businesses outside the United States. Kaplan International revenue increased 5% and 6% in the second quarter and first six months of 2013, respectively, due to enrollment growth in the pathways, English-language and Singapore higher education programs. Kaplan International operating income declined in the second quarter and first six months of 2013 due to restructuring costs in Australia and reduced earnings in Europe, partially offset by strong results in Singapore. In the second quarter of 2012, International results benefited from a net $1.9 million adjustment that resulted from a favorable adjustment to certain items recorded in prior periods. In the second quarter and first six months of 2013, restructuring costs totaled $2.3 million and $2.6 million, respectively, in Australia, where Kaplan has been consolidating and restructuring its businesses to optimize operations; such costs are largely made up of severance costs and other expenses to teach-out students for certain programs that are being eliminated.

Corporate represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and shared activities.

Cable Television

Cable television division revenue increased 5% in the second quarter of 2013 to $204.6 million, from $195.6 million for the second quarter of 2012; for the first six months of 2013, revenue increased 5% to $404.7 million, from $385.8 million in the same period of 2012. The revenue increase for the first six months of 2013 is due to recent rate increases for many subscribers, growth in commercial sales and a reduction in promotional discounts. The increase was partially offset by a decline in basic video subscribers, as the cable division focuses its efforts on churn reduction and retention of its high-value subscribers.

Cable television division operating income increased 16% to $44.7 million, from $38.4 million in the second quarter of 2012; for the first six months of 2013, operating income increased 14% to $81.3 million, from $71.2 million for the first six months of 2012. The division’s operating income improved due to increased revenues and reductions in labor costs and bad debt expense, partially offset by higher programming and depreciation costs.

At June 30, 2013, Primary Service Units (PSUs) were down 3% from the prior year due to a decline in basic video subscribers. PSUs include about 6,300 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by various franchise agreements. A summary of PSUs is as follows:

	As of June 30,
	2013	2012
Basic video	575,762	612,729
High-speed data	464,292	462,426
Telephony	185,380	187,095
	1,225,434	1,262,250

Below are details of Cable division capital expenditures as defined by the NCTA Standard Reporting Categories:

	Six Months Ended
	June 30,
(in thousands)	2013	2012
Customer Premise Equipment	$12,843	$25,336
Commercial	2,109	2,148
Scaleable Infrastructure	9,043	10,667
Line Extensions	2,300	2,415
Upgrade/Rebuild	14,944	7,581
Support Capital	26,902	17,064
	$68,141	$65,211

Newspaper Publishing

Newspaper publishing division revenue totaled $138.4 million for the second quarter of 2013, down 1% from revenue of $139.2 million for the second quarter of 2012; division revenue declined 2% to $265.7 million for the first six months of 2013, from $271.7 million for the first six months of 2012. Print advertising revenue at The Washington Post in the second quarter of 2013 was $54.5 million, down 4% from the second quarter of 2012; print advertising revenue was $103.1 million for the first six months of 2013, down 6% from the first six months of 2012. The decline is largely due to reductions in retail and general advertising. Revenue generated by the Company’s newspaper online publishing activities, primarily washingtonpost.com and Slate, increased 15% to $29.8 million for the second quarter of 2013 versus the second quarter of 2012; newspaper online revenues increased 12% to $55.6 million for the first six months of 2013 versus the first six months of 2012. Display online advertising revenue increased 25% and 21% for the second quarter and first six months of 2013, respectively. Online classified advertising revenue declined 7% for both the second quarter and first six months of 2013.

For the first six months of 2013, Post daily and Sunday circulation declined 7.1% and 7.6%, respectively, compared to the same periods of the prior year. For the six months ended June 30, 2013, average daily circulation at The Washington Post totaled 447,700 and average Sunday circulation totaled 646,700.

In February 2013, the Company announced a Voluntary Retirement Incentive Program (VRIP) which was offered to certain employees of the Post. The total VRIP expense was $20.4 million, which is being funded from the assets of the Company’s pension plan. Of this amount, $12.0 million was recorded in the first quarter of 2013 and $8.4 million was recorded in the second quarter of 2013. The Post also implemented a Separation Incentive Program in February 2013 that resulted in an additional $2.3 million in early retirement program expense in the first quarter of 2013, which is also being funded from the assets of the Company pension plan. In addition, voluntary severance and other early retirement expense of $0.7 million and $2.2 million was recorded at the newspaper publishing division in the second quarter and first six months of 2013, respectively, compared to $3.4 million and $5.3 million for the second quarter and first six months of 2012, respectively.

The newspaper publishing division reported an operating loss of $14.8 million in the second quarter of 2013, compared to an operating loss of $12.6 million in the second quarter of 2012. For the first six months of 2013, the newspaper publishing division reported an operating loss of $49.3 million, compared to an operating loss of $33.2 million for the first six months of 2012. These operating losses include noncash pension expense of $16.8 million and $7.7 million for the second quarter of 2013 and 2012, respectively, and $39.7 million and $16.3 million for the first six months of 2013 and 2012, respectively. The decline in operating results for the second quarter and first half of 2013 is due to the $5.7 million and $19.6 million increase in early retirement and severance expense, respectively, and revenue reductions discussed above, offset partially by a decline in other operating expenses. Newsprint expense was down 17% and 14% for the second quarter and first six months of 2013, respectively, primarily due to a decline in newsprint consumption.

Television Broadcasting

Revenue for the television broadcasting division increased 4% to $99.3 million in the second quarter of 2013, from $95.6 million in the same period of 2012; operating income for the second quarter of 2013 increased 9% to $47.7 million, from $43.7 million in the same period of 2012. For the first six months of 2013, revenue increased 4% to $184.6 million, from $177.1 million in the same period of 2012; operating income for the first six months of 2013 increased 11% to $83.1 million, from $74.7 million in the same period of 2012.

The increase in revenue and operating income reflects growth in advertising demand across many product categories; incremental advertising revenue from the NBA finals broadcast at the division’s ABC affiliates in Miami and San Antonio; and increased retransmission revenues. The increase in revenue and operating income was offset partially by a $5.3 million and $8.1 million decline in political advertising revenue in the second quarter and first six months of 2013, respectively.

Other Businesses

Other businesses includes the operating results of Social Code, a marketing solutions provider helping companies with marketing on social media platforms; Celtic Healthcare, a provider of home health care and hospice services in the northeastern and mid-Atlantic regions that was acquired by the Company in November 2012; and WaPo Labs, a digital team focused on emerging technologies and new product development.

On August 1, 2013, the Company completed the acquisition of Forney Corporation, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications.

Corporate Office

Corporate office includes the expenses of the Company’s corporate office as well as a net pension credit.

Equity in Earnings (Losses) of Affiliates

The Company holds a 16.5% interest in Classified Ventures, LLC and interests in several other affiliates.

The Company’s equity in earnings of affiliates, net, was $3.9 million for the second quarter of 2013, compared to $3.3 million for the second quarter of 2012. For the first six months of 2013, the Company’s equity in earnings of affiliates, net, totaled $7.3 million, compared to $7.2 million for the same period of 2012.

Other Non-Operating Income (Expense)

The Company recorded other non-operating expense, net, of $12.9 million for the second quarter of 2013, compared to $0.6 million for the second quarter of 2012. The second quarter 2013 non-operating expense, net, included $12.6 million in unrealized foreign currency losses and other items. The second quarter 2012 non-operating expense, net, included $2.6 million in unrealized foreign currency losses, offset by other items.

The Company recorded non-operating expense, net, of $16.9 million for the first six months of 2013, compared to other non-operating income, net, of $8.0 million for the same period of the prior year. The 2013 non-operating expense, net, included $17.2 million in unrealized foreign currency losses and other items. The 2012 non-operating income, net, included a $7.3 million gain on sales of cost method investments, $0.1 million in unrealized foreign currency gains and other items.

A summary of non-operating (expense) income is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2013	2012	2013	2012
Foreign currency (loss) gain, net	$(12,622)	$(2,592)	$(17,236)	$68
Gain on sales of marketable equity securities	337	505	879	505
Gain (loss) on sales or write-downs of cost method investments, net	1	1,106	(178)	6,872
Other, net	(574)	346	(406)	508
Total Other Non-Operating (Expense) Income	$(12,858)	$(635)	$(16,941)	$7,953

Net Interest Expense

The Company incurred net interest expense of $8.5 million and $17.0 million for the second quarter and first six months of 2013, respectively, compared to $8.2 million and $16.3 million for the same periods of 2012. At June 30, 2013, the Company had $450.0 million in borrowings outstanding, at an average interest rate of 7.0%.

Provision for Income Taxes

The effective tax rate for income from continuing operations for the first six months of 2013 was 42.1%, compared to 39.6% for the first six months of 2012. The high effective tax rate for the first six months of 2013 and 2012 results primarily from losses in Australia for which no tax benefit is recorded.

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

Earnings (Loss) Per Share

The calculation of diluted earnings per share for the second quarter and first six months of 2013 was based on 7,283,116 and 7,276,421 weighted average shares outstanding, respectively, compared to 7,545,150 and 7,579,888, respectively, for the second quarter and first six months of 2012. At June 30, 2013, there were 7,422,238 shares outstanding and the Company had remaining authorization from the Board of Directors to purchase up to 180,993 shares of Class B common stock.

Financial Condition: Capital Resources and Liquidity

Acquisitions and Dispositions

In the first six months of 2013, the Company acquired two small businesses included in other businesses; the purchase price allocation mostly comprised goodwill and other intangible assets on a preliminary basis. In the first six months of 2012, the Company acquired four small businesses included in its education division and in other businesses; the purchase price allocation mostly comprised goodwill and other intangible assets. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition.

In the second quarter of 2013, Kaplan purchased the remaining 15% noncontrolling interest in Kaplan China; this additional interest was accounted for as an equity transaction.

On August 1, 2013, the Company completed its acquisition of Forney Corporation, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications. The operating results of Forney will be included in other businesses.

In March 2013, the Company completed the sale of The Herald, a daily and Sunday newspaper headquartered in Everett, WA. The Herald was previously reported in the newspaper publishing division.  Kaplan completed the sales of EduNeering in April 2012 and Kaplan Learning Technologies in February 2012, which were part of the Kaplan Ventures division.

Capital Expenditures

During the first six months of 2013, the Company’s capital expenditures totaled $87.7 million. The Company estimates that its capital expenditures will be in the range of $215 million to $240 million in 2013.

Liquidity

The Company’s borrowings decreased by $246.7 million, to $450.0 million at June 30, 2013, as compared to borrowings of $696.7 million at December 31, 2012. At June 30, 2013, the Company had $386.6 million in cash and cash equivalents, compared to $512.4 million at December 31, 2012. The Company had money market investments of $290.5 million and $432.7 million that are classified as cash, cash equivalents and restricted cash in the Company’s condensed consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, respectively.

The Company’s total debt outstanding of $450.0 million at June 30, 2013 included $397.7 million of 7.25% unsecured notes due February 1, 2019, $45.7 million of AUD 50M borrowing and $6.7 million in other debt.

In June 2011, the Company entered into a credit agreement (the Credit Agreement) providing for a U.S. $450 million, AUD 50 million four year revolving credit facility (the Facility), with each of the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent (JP Morgan), and J.P. Morgan Australia Limited, as Australian Sub-Agent. The Facility will expire on June 17, 2015, unless the Company and the banks agree to extend the term.

The Company’s credit ratings were unchanged during the second quarter of 2013 and are as follows:

Standard
	Moody’s	& Poor’s
Long-term	Baa1	BBB
Short-term	Prime-2	A-3

During the second quarter of 2013 and 2012, the Company had average borrowings outstanding of approximately $454.1 million and $455.5 million, respectively, at average annual interest rates of approximately 7.0%. During the second quarter of 2013 and 2012, the Company incurred net interest expense of $8.5 million and $8.2 million, respectively.

During the six months ended June 30, 2013 and 2012, the Company had average borrowings outstanding of approximately $489.5 million and $472.0 million, respectively, at average annual interest rates of approximately 7.0%. During the six months ended June 30, 2013 and 2012, the Company incurred net interest expense of $17.0 million and $16.3 million, respectively.

At June 30, 2013 and December 31, 2012, the Company had working capital of $502.4 million and $327.5 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and to a lesser extent borrowings supported by our Credit Agreement. In management’s opinion, the Company will have sufficient liquidity to meet its various cash needs throughout 2013.

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

Item 4.        Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President-Finance, in a manner that allows timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from The Washington Post Company Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012, (iii) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY
(Registrant)

Date: August 7, 2013	/s/ Donald E. Graham
Donald E. Graham, Chairman & Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2013	/s/ Hal S. Jones
Hal S. Jones, Senior Vice President-Finance (Principal Financial Officer)