Form 10-Q
period 2013-09-30
WASHINGTON POST CO
filed 2013-11-06
CIK 104889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

Shares outstanding at November 1, 2013:

                                                    Class A Common Stock – 1,169,073 Shares

                                                    Class B Common Stock – 6,214,516 Shares

THE WASHINGTON POST COMPANY

Index to Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	a. Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2013 and 2012	1

	b. Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2013 and 2012	2

	c. Condensed Consolidated Balance Sheets at September 30, 2013 (Unaudited) and December 31, 2012	3

	d. Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2013 and 2012	4

	e. Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 6.	Exhibits	33

Signatures		34

PART I. FINANCIAL INFORMATION

Item  1.       Financial Statements

THE WASHINGTON POST COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Operating Revenues
Education	$546,452	$551,696	$1,622,497	$1,650,155
Advertising	84,444	105,855	264,108	283,104
Subscriber and circulation	190,302	185,326	569,365	545,987
Other	81,281	34,760	172,945	80,433
	902,479	877,637	2,628,915	2,559,679
Operating Costs and Expenses
Operating	430,889	407,364	1,213,369	1,176,637
Selling, general and administrative	331,247	314,359	992,294	997,254
Depreciation of property, plant and equipment	55,633	57,588	173,344	170,347
Amortization of intangible assets	2,837	5,090	9,867	13,336
	820,606	784,401	2,388,874	2,357,574
Income from Operations	81,873	93,236	240,041	202,105
Equity in earnings of affiliates, net	5,892	4,099	13,178	11,301
Interest income	642	648	1,674	2,492
Interest expense	(9,221)	(8,738)	(27,229)	(26,880)
Other income (expense), net	8,110	4,163	(8,831)	12,116
Income from Continuing Operations Before Income Taxes	87,296	93,408	218,833	201,134
Provision for Income Taxes	31,000	37,000	83,300	78,100
Income from Continuing Operations	56,296	56,408	135,533	123,034
(Loss) Income from Discontinued Operations, Net of Tax	(25,872)	37,539	(54,716)	54,528
Net Income	30,424	93,947	80,817	177,562
Net (Income) Loss Attributable to Noncontrolling Interests	(75)	71	(425)	(10)
Net Income Attributable to The Washington Post Company	30,349	94,018	80,392	177,552
Redeemable Preferred Stock Dividends	(205)	(222)	(855)	(895)
Net Income Attributable to The Washington Post
Company Common Stockholders	$30,144	$93,796	$79,537	$176,657
Amounts Attributable to The Washington Post Company
Common Stockholders
Income from continuing operations	$56,016	$56,257	$134,253	$122,129
(Loss) income from discontinued operations, net of tax	(25,872)	37,539	(54,716)	54,528
Net income attributable to The Washington Post Company
common stockholders	$30,144	$93,796	$79,537	$176,657
Per Share Information Attributable to The Washington
Post Company Common Stockholders
Basic income per common share from continuing operations	$7.55	$7.58	$18.09	$16.17
Basic (loss) income per common share from discontinued operations	(3.48)	5.06	(7.37)	7.22
Basic net income per common share	$4.07	$12.64	$10.72	$23.39
Basic average number of common shares outstanding	7,231	7,272	7,229	7,405
Diluted income per common share from continuing operations	$7.53	$7.58	$18.07	$16.17
Diluted (loss) income per common share from discontinued operations	(3.48)	5.06	(7.37)	7.22
Diluted net income per common share	$4.05	$12.64	$10.70	$23.39
Diluted average number of common shares outstanding	7,337	7,376	7,316	7,508

See accompanying Notes to Condensed Consolidated Financial Statements.

THE WASHINGTON POST COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Net Income	$30,424	$93,947	$80,817	$177,562
Other Comprehensive Income (Loss), Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	5,639	5,321	(2,061)	4,233
Adjustment for sales of businesses with foreign operations	―	(1,409)	―	(888)
	5,639	3,912	(2,061)	3,345
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) for the period	938	(5,966)	81,439	32,939
Reclassification adjustment for gain on available-for-sale securities
included in net income	―	―	(884)	(772)
	938	(5,966)	80,555	32,167
Pension and other postretirement plans:
Amortization of net prior service credit included in net income	(384)	(469)	(1,205)	(1,390)
Amortization of net actuarial loss included in net income	2,004	2,592	6,325	6,839
Settlement gain included in net income	―	―	(3,471)	―
	1,620	2,123	1,649	5,449
Cash flow hedge gain (loss)	15	217	259	(1,160)
Other Comprehensive Income, Before Tax	8,212	286	80,402	39,801
Income tax (expense) benefit related to items of other comprehensive income	(1,028)	1,451	(32,985)	(14,580)
Other Comprehensive Income, Net of Tax	7,184	1,737	47,417	25,221
Comprehensive Income	37,608	95,684	128,234	202,783
Comprehensive (income) loss attributable to noncontrolling interests	(75)	76	(447)	(31)
Total Comprehensive Income Attributable to The Washington
Post Company	$37,533	$95,760	$127,787	$202,752

See accompanying Notes to Consolidated Financial Statements.

THE WASHINGTON POST COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands)	2013	2012
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$440,810	$512,431
Restricted cash	47,205	28,538
Investments in marketable equity securities and other investments	497,662	418,938
Accounts receivable, net	375,223	399,204
Deferred income taxes	―	3,974
Inventories	2,484	7,985
Other current assets	76,936	82,692
Current assets of discontinued operations (includes $849 in cash)	70,360	―
Total Current Assets	1,510,680	1,453,762
Property, Plant and Equipment, Net	910,636	1,081,237
Investments in Affiliates	32,997	15,535
Goodwill, Net	1,293,482	1,317,915
Indefinite-Lived Intangible Assets, Net	541,478	539,728
Amortized Intangible Assets, Net	43,542	45,577
Prepaid Pension Cost	529,165	604,823
Deferred Charges and Other Assets	49,161	46,492
Noncurrent Assets of Discontinued Operations	184,740	―
Total Assets	$5,095,881	$5,105,069

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$478,827	$486,396
Income taxes payable	22,341	726
Deferred income taxes	29,669	―
Deferred revenue	402,074	395,837
Dividends declared	206	―
Short-term borrowings	3,022	243,327
Current liabilities of discontinued operations	57,823	―
Total Current Liabilities	993,962	1,126,286
Postretirement Benefits Other Than Pensions	36,301	59,949
Accrued Compensation and Related Benefits	215,649	216,280
Other Liabilities	86,021	109,774
Deferred Income Taxes	521,489	529,427
Long-Term Debt	448,067	453,384
Noncurrent Liabilities of Discontinued Operations	45,732	―
Total Liabilities	2,347,221	2,495,100
Redeemable Noncontrolling Interest	5,982	12,655
Redeemable Preferred Stock	10,665	11,096
Preferred Stock	―	―
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	261,751	240,746
Retained earnings	4,626,311	4,546,775
Accumulated other comprehensive income, net of tax
Cumulative foreign currency translation adjustment	24,011	26,072
Unrealized gain on available-for-sale securities	158,886	110,553
Unrealized gain on pensions and other postretirement plans	118,159	117,169
Cash flow hedge	(785)	(940)
Cost of Class B common stock held in treasury	(2,476,613)	(2,474,347)
Total Common Stockholders’ Equity	2,731,720	2,586,028
Noncontrolling Interests	293	190
Total Equity	2,732,013	2,586,218
Total Liabilities and Equity	$5,095,881	$5,105,069

See accompanying Notes to Condensed Consolidated Financial Statements.

THE WASHINGTON POST COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(in thousands)	2013	2012
Cash Flows from Operating Activities
Net Income	$80,817	$177,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	191,388	190,111
Amortization of intangible assets	9,867	13,833
Net pension expense	11,425	9,980
Early retirement program expense	22,700	8,508
Stock-based compensation expense	34,429	10,570
Foreign exchange loss (gain)	9,350	(3,179)
Net loss (gain) on sales and disposition of businesses	70	(23,759)
Net gain on sales or write-downs of marketable equity securities and cost method investments	(714)	(7,237)
Equity in earnings of affiliates, net of distributions	(13,168)	(10,577)
Benefit for deferred income taxes	(8,802)	(15,756)
Net loss on sale or write-down of property, plant and equipment and other assets	1,476	545
Increase in accounts receivable, net	(32,717)	(11,984)
Decrease in inventories	1,138	1,690
Increase (decrease) in accounts payable and accrued liabilities	8,587	(24,885)
Increase in deferred revenue	31,885	20,070
Increase (decrease) in income taxes payable	21,884	(35,341)
Increase in other assets and other liabilities, net	(23,329)	(7,315)
Other	1,340	2,674
Net Cash Provided by Operating Activities	347,626	295,510

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(143,298)	(152,391)
Investments in certain businesses, net of cash acquired	(19,927)	(8,971)
Purchases of marketable equity securities and other investments	(12,029)	(46,324)
Net proceeds from sales of businesses, property, plant and equipment and other assets	5,800	75,106
Other	(3)	1,477
Net Cash Used in Investing Activities	(169,457)	(131,103)

Cash Flows from Financing Activities
Repayment of short-term borrowing	(240,121)	(109,671)
Common shares repurchased	(4,196)	(97,545)
Purchase of shares from a noncontrolling interest	(3,115)	―
Dividends paid	(649)	(56,235)
Other	536	19,561
Net Cash Used in Financing Activities	(247,545)	(243,890)
Effect of Currency Exchange Rate Change	(1,396)	4,038
Net Decrease in Cash and Cash Equivalents	(70,772)	(75,445)
Beginning Cash and Cash Equivalents	512,431	381,099
Ending Cash and Cash Equivalents	$441,659	$305,654

See accompanying Notes to Condensed Consolidated Financial Statements.

THE WASHINGTON POST COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The Washington Post Company, Inc. (the Company) is a diversified education and media company. The Company’s Kaplan subsidiary provides a wide variety of educational services, both domestically and outside the United States. The Company’s media operations consist of the ownership and operation of cable television systems and television broadcasting (through the ownership and operation of six television broadcast stations).

The Company announced on August 5, 2013 that it had entered into an agreement to sell The Washington Post, and some other newspaper publishing entities. On October 1, 2013, the Company completed such sale. The operating results of The Washington Post and publishing businesses sold have been presented in (loss) income from discontinued operations, net of tax, for all periods presented.

Financial Periods – The Company and its subsidiaries report on a calendar-quarter basis.

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and nine months ended September 30, 2013 and 2012 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

2. DISCONTINUED OPERATIONS

On August 5, 2013, after approval by the Company’s Board of Directors on the same day, the Company announced that it had entered into a binding letter agreement (the Letter Agreement) with Nash Holdings LLC, a Delaware limited liability company (the Purchaser), and Explore Holdings LLC, a Washington limited liability company, as guarantor (the Guarantor), to sell all the issued and outstanding equity securities of each of WP Company LLC, Express Publications Company, LLC, El Tiempo Latino, LLC, Robinson Terminal Warehouse, LLC, Greater Washington Publishing, LLC and Post-Newsweek Media, LLC (the Publishing Subsidiaries). The Publishing Subsidiaries together conducted most of the Company’s publishing businesses, including publishing The Washington Post, Express, The Gazette Newspapers, Southern Maryland Newspapers, Fairfax County Times and El Tiempo Latino and related websites, and operating Washington Post Live and Washington Post News Media Services and the Company’s commercial printing and distribution business and paper handling and storage business (collectively, the Publishing Business), subject to satisfying certain conditions.

On October 1, 2013, the Company entered into a Purchase Agreement and completed the sale. Under the terms of the Purchase Agreement, the Purchaser acquired all the issued and outstanding equity securities of each of the entities that comprise the Publishing Subsidiaries for $250 million, subject to customary adjustment for cash, debt and working capital of the Publishing Subsidiaries at closing. The Purchaser also acquired all other assets of the Company primarily related to the Publishing Business, including all of the Company’s rights in the name “The Washington Post”. The Company will change its corporate name within 60 days of the October 1 closing. The Company retained its interest in Classified Ventures, LLC, Slate magazine, TheRoot.com and Foreign Policy, as well as the WaPo Labs and SocialCode business and certain real estate, including the headquarters building in downtown Washington, DC and certain land and property in Alexandria, VA. The liabilities under the Retirement Plan for The Washington Post Companies relating to the active employees of the Publishing Business will be transferred to the Purchaser, along with pension assets that have a value equal to the projected benefit obligation in respect of these active employees plus an additional $50 million. The results of operations of Publishing Subsidiaries for the three and nine months ended September 30, 2013 and 2012, are included in the Company’s Condensed Consolidated Statements of Operations as Income (Loss) from Discontinued Operations, Net of Tax.

The Company will not record the gain or the net proceeds on the sale until the fourth quarter of 2013; however, the Company recognized $28.4 million (after-tax impact of $18.3 million) in expenses related to the sale that are included in discontinued operations in the third quarter of 2013. These costs include the net impact of accelerated vesting provisions and forfeitures of restricted stock awards and stock options that were made in contemplation of the sale, and certain other transaction-related expenses. Also included in discontinued operations is $22.7 million (after-tax basis of $14.5 million) in early retirement program expense for the first nine months of 2013 and $7.5 million (after-tax basis of $4.6 million) and $8.5 million (after-tax basis of $5.3 million) for the third quarter and first nine months of 2012, respectively. The historical pension and postretirement benefits expense for retirees has been excluded from the reclassification of the Publishing Subsidiaries’ results to discontinued operations, since the associated assets and liabilities will be retained by the Company. Although the Company has retained ownership of certain real estate assets, including the headquarters building in downtown Washington, DC, related operating costs are included in the reclassification of the Publishing Subsidiaries’ results to discontinued operations since the Purchase Agreement includes a lease to the buyer for the real estate assets that provides for recovery of operating costs by the Company.

All corresponding prior period operating results presented in the Company’s Condensed Consolidated Financial Statements and the accompanying notes have been reclassified to reflect the discontinued operations presented. The assets and liabilities of the Publishing Subsidiaries have been classified on the Company’s condensed consolidated balance sheet as assets and liabilities of discontinued operations as of September 30, 2013. The Company did not reclassify its Statements of Cash Flows or prior Condensed Consolidated Balance Sheets to reflect the discontinued operations.

The carrying amounts of the major classes of assets and liabilities of the Publishing Subsidiaries included in discontinued operations at September 30, 2013 are as follows:

September 30,
(in thousands)	2013
Cash and cash equivalents	$849
Accounts receivable, net	60,369
Inventories	3,965
Other current assets	5,177
Current Assets of Discontinued Operations	$70,360
Property, plant and equipment, net	$116,639
Goodwill, net	13,602
Prepaid pension cost	50,000
Deferred charges and other assets	4,499
Noncurrent Assets of Discontinued Operations	$184,740
Accounts payable and accrued liabilities	$35,616
Deferred revenue	22,207
Current Liabilities of Discontinued Operations	$57,823
Postretirement benefits other than pensions	$24,999
Accrued compensation and related benefits	8,998
Other liabilities	11,735
Noncurrent Liabilities of Discontinued Operations	$45,732

In March 2013, the Company completed the sale of The Herald, a daily and Sunday newspaper headquartered in Everett, WA. Under the terms of the agreement, the purchaser received most of the assets and liabilities; however, certain land and buildings and other assets and liabilities were retained by the Company. The results of operations of The Herald for the three and nine months ended September 30, 2013 and 2012, are included in the Company’s Condensed Consolidated Statements of Operations as Income (Loss) from Discontinued Operations, Net of Tax.

In August 2012, the Company completed the sale of Kidum and recorded a pre-tax gain of $3.6 million and an after-tax gain of $10.2 million related to this sale in the third quarter of 2012. On July 31, 2012, the Company disposed of its interest in Avenue100 Media Solutions, Inc. and recorded a pre-tax loss of $5.7 million related to the disposition. An income tax benefit of $44.5 million was also recorded in the third quarter of 2012 as the Company determined that Avenue100 had no value. The income tax benefit was due to the Company’s tax basis in the stock of Avenue100 exceeding its net book value, as a result of goodwill and other intangible asset impairment charges recorded in 2008, 2010 and 2011 for which no tax benefit was previously recorded. In April 2012, the Company completed the sale of Kaplan EduNeering. Under the terms of the agreement, the purchaser acquired the stock of EduNeering and received substantially all the assets and liabilities. In the second quarter of 2012, the Company recorded an after-tax gain of $18.5 million related to this sale. In February 2012, Kaplan completed the stock sale of Kaplan Learning Technologies (KLT) and recorded an after-tax loss on the sale of $1.9 million. The Company recorded $23.2 million of income tax benefits in the first quarter of 2012 in connection with the sale of its stock in EduNeering and KLT related to the excess of the outside stock tax basis over the net book value of the net assets disposed. The results of operations of Kidum, Avenue100, EduNeering, and KLT, for the three and nine months ended September 30, 2012 are included in the Company’s Condensed Consolidated Statement of Operations as Income (Loss) from Discontinued Operations, Net of Tax.

The summarized income (loss) from discontinued operations, net of tax, is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Operating revenues	$124,725	$137,668	$382,705	$441,308
Operating costs and expenses	(165,380)	(155,701)	(467,434)	(491,698)
Loss from discontinued operations	(40,655)	(18,033)	(84,729)	(50,390)
Benefit from income taxes	(14,783)	(5,568)	(30,059)	(16,568)
Net Loss from Discontinued Operations	(25,872)	(12,465)	(54,670)	(33,822)
(Loss) gain on sales of discontinued operations	―	(2,174)	(70)	23,759
Benefit from income taxes on sales of discontinued operations	―	(52,178)	(24)	(64,591)
(Loss) Income from Discontinued Operations, Net of Tax	$(25,872)	$37,539	$(54,716)	$54,528

The following table summarizes the 2013 quarterly operating results of the Company following the reclassification of the operations discussed above as discontinued operations:

	March 31,	June 30,
(in thousands, except per share amounts)	2013	2013
Operating Revenues
Education	$527,815	$548,230
Advertising	82,994	96,670
Subscriber and circulation	186,790	192,273
Other	39,241	52,423
	836,840	889,596
Operating Costs and Expenses
Operating	381,965	400,515
Selling, general and administrative	337,865	323,182
Depreciation of property, plant and equipment	59,895	57,816
Amortization of intangible assets	3,717	3,313
	783,442	784,826
Income from Operations	53,398	104,770
Equity in earnings of affiliates, net	3,418	3,868
Interest income	510	522
Interest expense	(8,960)	(9,048)
Other expense, net	(4,083)	(12,858)
Income from Continuing Operations before Income Taxes	44,283	87,254
Provision for Income Taxes	17,800	34,500
Income from Continuing Operations	26,483	52,754
Loss from Discontinued Operations, Net of Tax	(21,224)	(7,620)
Net Income	5,259	45,134
Net Income Attributable to Noncontrolling Interests	(97)	(253)
Net Income Attributable to The Washington Post Company	5,162	44,881
Redeemable Preferred Stock Dividends	(444)	(206)
Net Income Attributable to The Washington Post Company Common Stockholders	$4,718	$44,675
Amounts Attributable to The Washington Post Company Common Stockholders
Income from continuing operations	$25,942	$52,295
Loss from discontinued operations, net of tax	(21,224)	(7,620)
Net income attributable to the Washington Post Company common stockholders	$4,718	$44,675
Per Share Information Attributable to The Washington Post Company Common Stockholders
Basic income per common share from continuing operations	$3.50	$7.05
Basic loss per common share from discontinued operations	(2.86)	(1.03)
Basic net income per common share	$0.64	$6.02
Diluted income per common share from continuing operations	$3.50	$7.05
Diluted loss per common share from discontinued operations	(2.86)	(1.03)
Diluted net income per common share	$0.64	$6.02

The following table summarizes the 2012 quarterly operating results of the Company following the reclassification of the operations discussed above as discontinued operations:

	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2012	2012	2012	2012
Operating Revenues
Education	$546,685	$551,774	$551,696	$546,341
Advertising	82,600	94,649	105,855	117,696
Subscriber and circulation	178,022	182,639	185,326	186,383
Other	20,305	25,368	34,760	45,471
	827,612	854,430	877,637	895,891
Operating Costs and Expenses
Operating	382,106	387,167	407,364	389,620
Selling, general and administrative	347,841	335,054	314,359	336,262
Depreciation of property, plant and equipment	56,165	56,594	57,588	73,731
Amortization of intangible assets	3,839	4,407	5,090	7,610
Impairment of goodwill and other long-lived assets	―	―	―	111,593
	789,951	783,222	784,401	918,816
Income (Loss) from Operations	37,661	71,208	93,236	(22,925)
Equity in earnings of affiliates, net	3,888	3,314	4,099	2,785
Interest income	1,069	775	648	901
Interest expense	(9,163)	(8,979)	(8,738)	(9,064)
Other income (expense), net	8,588	(635)	4,163	(17,572)
Income (Loss) from Continuing Operations before Income Taxes	42,043	65,683	93,408	(45,875)
Provision for Income Taxes	17,200	23,900	37,000	5,100
Income (Loss) from Continuing Operations	24,843	41,783	56,408	(50,975)
Income from Discontinued Operations, Net of Tax	6,725	10,264	37,539	5,600
Net Income (Loss)	31,568	52,047	93,947	(45,375)
Net (Income) Loss Attributable to Noncontrolling Interests	(70)	(11)	71	(64)
Net Income (Loss) Attributable to The Washington Post Company	31,498	52,036	94,018	(45,439)
Redeemable Preferred Stock Dividends	(451)	(222)	(222)	―
Net Income (Loss) Attributable to The Washington Post Company
Common Stockholders	$31,047	$51,814	$93,796	$(45,439)
Amounts Attributable to The Washington Post Company
Common Stockholders
Income (loss) from continuing operations	$24,322	$41,550	$56,257	$(51,039)
Income from discontinued operations, net of tax	6,725	10,264	37,539	5,600
Net income (loss) attributable to the Washington Post
Company common stockholders	$31,047	$51,814	$93,796	$(45,439)
Per Share Information Attributable to The Washington Post
Company Common Stockholders
Basic income (loss) per common share from continuing operations	$3.17	$5.48	$7.58	$(7.35)
Basic income per common share from discontinued operations	0.90	1.36	5.06	0.78
Basic net income (loss) per common share	$4.07	$6.84	$12.64	$(6.57)
Diluted income (loss) per common share from continuing operations	$3.17	$5.48	$7.58	$(7.35)
Diluted income per common share from discontinued operations	0.90	1.36	5.06	0.78
Diluted net income (loss) per common share	$4.07	$6.84	$12.64	$(6.57)

The following table summarizes the annual operating results of the Company following the reclassification of operations discussed above as discontinued operations:

(in thousands, except per share amounts)	2012	2011
Operating Revenues
Education	$2,196,496	$2,404,459
Advertising	400,800	327,877
Subscriber and circulation	732,370	710,253
Other	125,904	83,408
	3,455,570	3,525,997
Operating Costs and Expenses
Operating	1,566,257	1,562,615
Selling, general and administrative	1,333,516	1,383,660
Depreciation of property, plant and equipment	244,078	223,403
Amortization of intangible assets	20,946	22,201
Impairment of goodwill and other long-lived assets	111,593	―
	3,276,390	3,191,879
Income from Operations	179,180	334,118
Equity in earnings of affiliates, net	14,086	5,949
Interest income	3,393	4,147
Interest expense	(35,944)	(33,226)
Other expense, net	(5,456)	(55,200)
Income from Continuing Operations Before Income Taxes	155,259	255,788
Provision for Income Taxes	83,200	104,400
Income from Continuing Operations	72,059	151,388
Income (Loss) from Discontinued Operations, Net of Tax	60,128	(34,231)
Net Income	132,187	117,157
Net Income Attributable to Noncontrolling Interests	(74)	(7)
Net Income Attributable to The Washington Post Company	132,113	117,150
Redeemable Preferred Stock Dividends	(895)	(917)
Net Income Attributable to The Washington Post Company Common Stockholders	$131,218	$116,233
Amounts Attributable to The Washington Post Company Common Stockholders
Income from continuing operations	$71,090	$150,464
Income (loss) from discontinued operations, net of tax	60,128	(34,231)
Net income attributable to the Washington Post Company common stockholders	$131,218	$116,233
Per Share Information Attributable to The Washington Post Company Common
Stockholders
Basic income per common share from continuing operations	$9.22	$19.03
Basic income (loss) per common share from discontinued operations	8.17	(4.33)
Basic net income per common share	$17.39	$14.70
Diluted income per common share from continuing operations	$9.22	$19.03
Diluted income (loss) per common share from discontinued operations	8.17	(4.33)
Diluted net income per common share	$17.39	$14.70

3. INVESTMENTS

Investments in marketable equity securities comprised the following:

	As of
	September 30,	December 31,
(in thousands)	2013	2012
Total cost	$193,159	$195,832
Net unrealized gains	264,810	184,255
Total Fair Value	$457,969	$380,087

There were no new investments in marketable equity securities during the first nine months of 2013.  The Company invested $45.0 million in marketable equity securities during the first nine months of 2012. During the first nine months of 2013 and 2012, the proceeds from sales of marketable equity securities were $3.6 million and $2.0 million, respectively, and net realized gains on such sales were $0.9 million and $0.5 million, respectively.

As of September 30, 2013, the Company has a $7.0 million unrealized loss on its investment in Strayer Education, Inc., a publicly traded company. At September 30, 2013, the investment has been in an unrealized loss position for under six months. The Company evaluated this investment for other-than-temporary impairment based on various factors, including the duration and severity of the unrealized loss, the reason for the decline in value and the potential recovery period, and the ability and intent to hold the investment and concluded that the unrealized loss is not other-than-temporary as of September 30, 2013. If any impairment is considered other-than-temporary, the investment will be written down to its fair market value with a corresponding charge to the Consolidated Statement of Operations.

4. ACQUISITIONS AND DISPOSITIONS

Acquisitions.  In the first nine months of 2013, the Company acquired five small businesses included in other businesses and in its education division; the purchase price allocation mostly comprised goodwill and other intangible assets on a preliminary basis. In the first nine months of 2012, the Company acquired four small businesses included in its education division and in other businesses; the purchase price allocation mostly comprised goodwill and other intangible assets. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition.

On August 1, 2013, the Company completed its acquisition of Forney Corporation, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications. The operating results of Forney are included in other businesses.

In the second quarter of 2013, Kaplan purchased the remaining 15% noncontrolling interest in Kaplan China; this additional interest was accounted for as an equity transaction.

In September 2012, the Company entered into a stock purchase agreement to acquire a controlling interest in Celtic Healthcare, Inc. (Celtic), a provider of home healthcare and hospice services in the northeastern and mid-Atlantic regions. The transaction closed on November 5, 2012. The operating results of Celtic are included in other businesses.

Dispositions.  On August 5, 2013, the Company announced that it had entered into an agreement to sell its Publishing Subsidiaries that together conducted most of the Company’s publishing business and related services, including publishing The Washington Post,  Express, The Gazette Newspapers, Southern Maryland Newspapers, Fairfax County Times and  El Tiempo Latino and related websites. Slate magazine, TheRoot.com and Foreign Policy are not part of the transaction and will remain with The Washington Post Company, as will the WaPo Labs and SocialCode businesses, the Company’s interest in Classified Ventures and certain real estate assets, including the headquarters building in downtown Washington, DC. On October 1, 2013, the Company completed the sale.

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

Consequently, the Company’s income from continuing operations excludes these sold businesses, which have been reclassified to discontinued operations, net of tax (see Note 2).

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Amortization of intangible assets for the three months ended September 30, 2013 and 2012 was $2.8 million and $5.1 million, respectively. Amortization of intangible assets for the nine months ended September 30, 2013 and 2012 was $9.9 million and $13.3 million, respectively. Amortization of intangible assets is estimated to be approximately $4 million for the remainder of 2013, $11 million in 2014, $9 million in 2015, $8 million in 2016, $5 million in 2017, $4 million in 2018 and $3 million thereafter.

The changes in the carrying amount of goodwill, by segment, were as follows:

		Cable	Newspaper	Television	Other
(in thousands)	Education	Television	Publishing	Broadcasting	Businesses	Total
Balance as of December 31, 2012
Goodwill	$1,097,058	$85,488	$81,183	$203,165	$19,052	$1,485,946
Accumulated impairment losses	(102,259)	―	(65,772)	―	―	(168,031)
	994,799	85,488	15,411	203,165	19,052	1,317,915
Reallocation, net	―	―	(1,809)	―	1,809	―
Acquisitions	―	―	―	―	7,924	7,924
Reclassification to discontinued operations	―	―	(13,602)	―	―	(13,602)
Foreign currency exchange rate changes	(18,755)	―	―	―	―	(18,755)
Balance as of September 30, 2013
Goodwill	1,078,303	85,488	―	203,165	34,867	1,401,823
Accumulated impairment losses	(102,259)	―	―	―	(6,082)	(108,341)
	$976,044	$85,488	$ ―	$203,165	$28,785	$1,293,482

The changes in carrying amount of goodwill at the Company’s education division were as follows:

	Higher	Test	Kaplan
(in thousands)	Education	Preparation	International	Total
Balance as of December 31, 2012
Goodwill	$409,184	$152,187	$535,687	$1,097,058
Accumulated impairment losses	―	(102,259)	―	(102,259)
	409,184	49,928	535,687	994,799
Foreign currency exchange rate changes	(79)	―	(18,676)	(18,755)
Balance as of September 30, 2013
Goodwill	409,105	152,187	517,011	1,078,303
Accumulated impairment losses	―	(102,259)	―	(102,259)
	$409,105	$49,928	$517,011	$976,044

Other intangible assets consist of the following:

		As of September 30, 2013			As of December 31, 2012
		Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in thousands)	Range	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized Intangible Assets
Non-compete agreements	2-5 years	$14,054	$13,038	$1,016	$14,008	$12,546	$1,462
Student and customer relationships	2-10 years	70,918	42,141	28,777	73,693	40,787	32,906
Databases and technology	3-5 years	10,539	6,457	4,082	6,457	5,707	750
Trade names and trademarks	2-10 years	26,100	19,124	6,976	26,634	18,185	8,449
Other	1-25 years	9,828	7,137	2,691	8,849	6,839	2,010
		$131,439	$87,897	$43,542	$129,641	$84,064	$45,577
Indefinite-Lived Intangible Assets
Franchise agreements		$496,321			$496,321
Wireless licenses		22,150			22,150
Licensure and accreditation		7,371			7,371
Other		15,636			13,886
		$541,478			$539,728

6. DEBT

The Company’s borrowings consist of the following:

	As of
	September 30,	December 31,
(in thousands)	2013	2012
7.25% unsecured notes due February 1, 2019	$397,790	$397,479
USD Revolving credit borrowing	―	240,121
AUD Revolving credit borrowing	46,589	51,915
Other indebtedness	6,710	7,196
Total Debt	451,089	696,711
Less: current portion	(3,022)	(243,327)
Total Long-Term Debt	$448,067	$453,384

The Company’s other indebtedness at September 30, 2013 and December 31, 2012 is at interest rates from 0% to 6% and matures from 2013 to 2017.

During the three months ended September 30, 2013 and 2012, the Company had average borrowings outstanding of approximately $449.8 million and $456.3 million, respectively, at average annual interest rates of approximately 7.0%. During the three months ended September 30, 2013 and 2012, the Company incurred net interest expense of $8.6 million and $8.1 million, respectively.

During the nine months ended September 30, 2013 and 2012, the Company had average borrowings outstanding of approximately $477.5 million and $467.3 million, respectively, at average annual interest rates of approximately 7.0%. During the nine months ended September 30, 2013 and 2012, the Company incurred net interest expense of $25.6 million and $24.4 million, respectively.

At September 30, 2013, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $475.1 million, compared with the carrying amount of $397.8 million. At December 31, 2012, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $481.4 million, compared with the carrying amount of $397.5 million. The carrying value of the Company’s other unsecured debt at September 30, 2013 approximates fair value.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Level 1		Level 2	Total
As of September 30, 2013
Assets
Money market investments (1)	$	―	$296,914	$296,914
Marketable equity securities (3)		457,969	―	457,969
Other current investments (4)		16,413	23,281	39,694
Total Financial Assets		$474,382	$320,195	$794,577

Liabilities
Deferred compensation plan liabilities (5)	$	―	$63,685	$63,685
7.25% unsecured notes (6)		―	475,144	475,144
AUD revolving credit borrowing (6)		―	46,589	46,589
Interest rate swap (7)		―	1,308	1,308
Total Financial Liabilities	$	―	$586,726	$586,726

As of December 31, 2012
Assets
Money market investments (2)	$	―	$432,670	$432,670
Marketable equity securities (3)		380,087	―	380,087
Other current investments (4)		14,134	24,717	38,851
Total Financial Assets		$394,221	$457,387	$851,608

Liabilities
Deferred compensation plan liabilities (5)	$	―	$62,297	$62,297
7.25% unsecured notes (6)		―	481,424	481,424
AUD revolving credit borrowing (6)		―	51,915	51,915
Interest rate swap (7)		―	1,567	1,567
Total Financial Liabilities	$	―	$597,203	$597,203

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

8. EARNINGS PER SHARE

The Company’s earnings per share from continuing operations (basic and diluted) are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Income from continuing operations attributable to The
Washington Post Company common stockholders	$56,016	$56,257	$134,253	$122,129
Less: Amount attributable to participating securities	(1,444)	(1,117)	(3,462)	(2,398)
Basic income from continuing operations attributable to
The Washington Post Company common stockholders	$54,572	$55,140	$130,791	$119,731

Plus: Amount attributable to participating securities	1,444	1,117	3,462	2,398
Diluted income from continuing operations attributable to
The Washington Post Company common stockholders	$56,016	$56,257	$134,253	$122,129

Basic weighted average shares outstanding	7,231	7,272	7,229	7,405
Plus: Effect of dilutive shares
Stock options	15	―	8	―
Restricted stock	91	104	79	103
Diluted weighted average shares outstanding	7,337	7,376	7,316	7,508

Income Per Share from Continuing Operations Attributable
to The Washington Post Company Common Stockholders:
Basic	$7.55	$7.58	$18.09	$16.17
Diluted	$7.53	$7.58	$18.07	$16.17

For the three and nine months ended September 30, 2013 and 2012, the basic earnings per share computed under the two-class method is lower than the diluted earnings per share computed under the treasury stock method for participating securities, resulting in the presentation of the lower amount in diluted earnings per share. The diluted earnings per share amounts for the three and nine months ended September 30, 2013 exclude the effects of 13,000 and 63,000 stock options outstanding, respectively, as their inclusion would have been antidilutive. The diluted earnings per share amounts for the three and nine months ended September 30, 2013 exclude the effects of 8,800 restricted stock awards, as their inclusion would have been antidilutive. The diluted earnings per share amounts for the three and nine months ended September 30, 2012 exclude the effects of 123,494 and 111,994 stock options outstanding, respectively, as their inclusion would have been antidilutive. The diluted earnings per share amounts for the three and nine months ended September 30, 2012 exclude the effects of 51,500 restricted stock awards, as their inclusion would have been antidilutive.

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

9. PENSION AND POSTRETIREMENT PLANS

Defined Benefit Plans. The total cost arising from the Company’s defined benefit pension plans, including a portion included in discontinued operations, consists of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Service cost	$12,713	$10,876	$38,788	$28,684
Interest cost	14,242	14,828	42,776	44,248
Expected return on assets	(26,817)	(23,779)	(78,606)	(72,301)
Amortization of prior service cost	908	919	2,726	2,775
Recognized actuarial loss	1,797	2,502	5,741	6,574
Net Periodic Cost	2,843	5,346	11,425	9,980
Early retirement programs expense	―	7,486	22,700	8,508
Total Cost	$2,843	$12,832	$34,125	$18,488

The total cost above includes $5.6 million and $42.2 million in costs associated with the Publishing Subsidiaries that are included in discontinued operations for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2012, the costs associated with the Publishing Subsidiaries were $13.9 million and $26.3 million, respectively.

The Company announced a Voluntary Retirement Incentive Program in February 2013, which was offered to certain employees of the Washington Post newspaper. The total early retirement program expense for this program for the nine months ended September 30, 2013 was $20.4 million. Of this amount, $12.0 million was recorded in the first quarter of 2013 and $8.4 million was recorded in the second quarter of 2013. In addition, the Washington Post newspaper recorded $2.3 million in special separation benefits for a group of employees in the first quarter of 2013. The early retirement program expense and special separation benefits for these programs are being funded from the assets of the Company’s pension plan and are included in discontinued operations, net of tax, in 2013.

In the third quarter of 2012, the Company offered a Voluntary Retirement Incentive Program to certain employees of The Washington Post newspaper and recorded early retirement program expense of $7.5 million. In the first quarter of 2012, the Company offered a Voluntary Retirement Incentive Program to certain employees of Post-Newsweek Media and recorded early retirement program expense of $1.0 million. The early retirement program expense for these programs was funded from the assets of the Company’s pension plan and are included in discontinued operations, net of tax, in 2012.

The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP), including a portion included in discontinued operations, consists of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Service cost	$429	$367	$1,288	$1,100
Interest cost	1,023	1,060	3,069	3,181
Amortization of prior service cost	14	14	41	41
Recognized actuarial loss	711	458	2,133	1,375
Total Cost	$2,177	$1,899	$6,531	$5,697

The total cost above includes $0.2 million and $0.6 million in costs associated with the Publishing Subsidiaries that are included in discontinued operations for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2012, the costs associated with the Publishing Subsidiaries were $0.2 million and $0.5 million, respectively.

Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plan were allocated as follows:

	As of
	September 30,	December 31,
	2013	2012
U.S. equities	60%	64%
U.S. fixed income	12%	13%
International equities	28%	23%
	100%	100%

Essentially all of the assets are actively managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both of these managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval by the Plan administrator. As of September 30, 2013, the managers can invest no more than 24% of the assets in international stocks at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities. None of the assets is managed internally by the Company.

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

The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of September 30, 2013. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At September 30, 2013 and December 31, 2012, the pension plan held common stock in one investment that exceeded 10% of total plan assets. This investment was valued at $389.3 million and $223.1 million at September 30, 2013 and December 31, 2012, respectively, or approximately 16% and 11%, respectively, of total plan assets. Assets also included $228.6 million and $179.9 million of Berkshire Hathaway common stock at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013 and December 31, 2012, the pension plan held investments in one foreign country that exceeded 10% of total plan assets. These investments were valued at $406.4 million and $240.4 million at September 30, 2013 and December 31, 2012, respectively, or approximately 16% and 12%, respectively, of total plan assets.

Other Postretirement Plans. The total benefit arising from the Company’s other postretirement plans, including a portion included in discontinued operations, consists of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Service cost	$728	$778	$2,183	$2,335
Interest cost	508	684	1,525	2,052
Amortization of prior service credit	(1,306)	(1,402)	(3,972)	(4,206)
Recognized actuarial gain	(504)	(370)	(1,549)	(1,110)
Net Periodic Benefit	(574)	(310)	(1,813)	(929)
Settlement gain	―	―	(3,471)	―
Total Periodic Benefit	$(574)	$(310)	$(5,284)	$(929)

The total benefit above includes $1.5 million and $2.8 million in benefits associated with the Publishing Subsidiaries that are included in discontinued operations for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2012, the benefit associated with the Publishing Subsidiaries was $0.6 million and $1.8 million, respectively.

As part of the sale of The Herald, changes were made with respect to its postretirement medical plan, resulting in a $3.5 million settlement gain that is included in discontinued operations, net of tax, for the first quarter of 2013.

Disposition of Publishing Business.  In connection with the October 1, 2013 sale of the Publishing Business, the liabilities under the Retirement Plan for The Washington Post Companies relating to the active employees of the Publishing Business will be transferred to the Purchaser, along with pension assets that have a value equal to the projected benefit obligation in respect of these active employees plus an additional $50 million. In the fourth quarter of 2013, the Company will recognize net curtailment and settlement gains (losses) related to this transfer as well as a remeasurement of each of the Company’s pension and postretirement benefit plans.  Additionally, the Company excluded the historical pension and postretirement benefits expense for retirees from the reclassification of the Publishing Subsidiaries’ results to discontinued operations, since the associated assets and liabilities will be retained by the Company.

10. OTHER NON-OPERATING INCOME (EXPENSE)

A summary of non-operating income (expense) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2013	2012	2013	2012
Foreign currency gain (loss), net	$7,886	$3,111	$(9,350)	$3,179
(Loss) gain on sales of marketable equity securities	―	(28)	879	477
Gain (loss) on sales or write-downs of cost method investments, net	18	(112)	(160)	6,760
Other, net	206	1,192	(200)	1,700
Total Other Non-Operating Income (Expense)	$8,110	$4,163	$(8,831)	$12,116

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The other comprehensive income (loss) consists of the following components:

	Three Months Ended September 30,
	2013			2012
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$5,639	$ ―	$5,639	$5,321	$ ―	$5,321
Adjustment for sales of businesses with foreign operations	―	―	―	(1,409)	―	(1,409)
	5,639	―	5,639	3,912	―	3,912
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) for the period	938	(375)	563	(5,966)	2,387	(3,579)
	938	(375)	563	(5,966)	2,387	(3,579)
Pension and other postretirement plans:
Amortization of net prior service credit included in net income	(384)	154	(230)	(469)	187	(282)
Amortization of net actuarial loss included in net income	2,004	(801)	1,203	2,592	(1,036)	1,556
	1,620	(647)	973	2,123	(849)	1,274
Cash flow hedge:
Gain for the period	15	(6)	9	217	(87)	130
Other Comprehensive Income	$8,212	$(1,028)	$7,184	$286	$1,451	$1,737

	Nine Months Ended September 30,
	2013			2012
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(2,061)	$ ―	$(2,061)	$4,233	$ ―	$4,233
Adjustment for sales of businesses with foreign operations	―	―	―	(888)	―	(888)
	(2,061)	―	(2,061)	3,345	―	3,345
Unrealized gains on available-for-sale securities:
Unrealized gains for the period	81,439	(32,575)	48,864	32,939	(13,175)	19,764
Reclassification adjustment for gain on available-for-sale
securities included in net income	(884)	353	(531)	(772)	309	(463)
	80,555	(32,222)	48,333	32,167	(12,866)	19,301
Pension and other postretirement plans:
Amortization of net prior service credit included in net income	(1,205)	482	(723)	(1,390)	556	(834)
Amortization of net actuarial loss included in net income	6,325	(2,529)	3,796	6,839	(2,735)	4,104
Settlement gain included in net income	(3,471)	1,388	(2,083)	―	―	―
	1,649	(659)	990	5,449	(2,179)	3,270
Cash flow hedge:
Gain (loss) for the period	259	(104)	155	(1,160)	465	(695)
Other Comprehensive Income	$80,402	$(32,985)	$47,417	$39,801	$(14,580)	$25,221

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

	Cumulative		Unrealized Gain
	Foreign		on Pensions		Accumulated
	Currency	Unrealized Gain	and Other		Other
	Translation	on Available-for-	Postretirement	Cash Flow	Comprehensive
(in thousands, net of taxes)	Adjustment	Sale Securities	Plans	Hedge	Income
Balance as of December 31, 2012	$26,072	$110,553	$117,169	$(940)	$252,854
Other comprehensive income (loss) before
reclassifications	(2,061)	48,864	―	(198)	46,605
Net amount reclassified from accumulated
other comprehensive income	―	(531)	990	353	812
Net other comprehensive income (loss)	(2,061)	48,333	990	155	47,417
Balance as of September 30, 2013	$24,011	$158,886	$118,159	$(785)	$300,271

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
	Three Months Ended			Nine Months Ended			Affected Line Item in the
	September 30,			September 30,			Condensed Consolidated
(in thousands)	2013		2012	2013		2012	Statement of Operations
Foreign Currency Translation Adjustments:
Adjustment for sales of businesses with foreign operations	$	―	$(1,409)	$	―	$(888)	(Loss) Income from Discontinued
							Operations, Net of Tax
Unrealized Gains on Available-for-sale Securities:
Realized gains for the period		―	―		(884)	(772)	Other income (expense), net
		―	―		353	309	Provision for Income Taxes
		―	―		(531)	(463)	Net of Tax
Pension and Other Postretirement Plans:
Amortization of net prior service credit		(384)	(469)		(1,205)	(1,390)	(1)
Amortization of net actuarial loss		2,004	2,592		6,325	6,839	(1)
Settlement gain		―	―		(3,471)	―	(1)
		1,620	2,123		1,649	5,449	Before tax
		(647)	(849)		(659)	(2,179)	Provision for Income Taxes
		973	1,274		990	3,270	Net of Tax
Cash Flow Hedge
		205	132		588	167	Interest expense
		(82)	(53)		(235)	(67)	Provision for Income Taxes
		123	79		353	100	Net of Tax
Total reclassification for the period		$1,096	$(56)		$812	$2,019	Net of Tax

____________

(1)       These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement plan cost (see Note 9).

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

DOE Program Reviews.  The U.S. Department of Education (DOE) undertakes program reviews at Title IV participating institutions. Currently, there are four open and/or pending program reviews (including Kaplan University and Broomall, PA.) The Company is awaiting the DOE’s final report on the program review at KHE’s Broomall, PA, location. In May 2012, the DOE issued a preliminary report on its 2009 onsite program review at Kaplan University containing several findings that required Kaplan University to conduct additional, detailed file reviews and submit additional data. In January 2013, Kaplan submitted a response to the DOE’s data request and is awaiting a final report on this review. The Company does not expect the final program review reports to have a material impact on KHE; however, the results of these and the other open reviews and their impact on Kaplan’s operations are uncertain.

The 90/10 Rule.  Under regulations referred to as the 90/10 rule, a KHE OPEID unit would lose its eligibility to participate in Title IV programs for a period of at least two fiscal years if it derives more than 90% of its receipts from Title IV programs, as calculated on a cash basis in accordance with the Higher Education Act and applicable DOE regulations, in each of two consecutive fiscal years, commencing with the unit’s first fiscal year that ends after August 14, 2008. Any OPEID unit with Title IV receipts exceeding 90% for a single fiscal year ending after August 14, 2008, will be placed on provisional certification and may be subject to other enforcement measures. KHE is taking various measures to reduce the percentage of its receipts attributable to Title IV funds, including modifying student payment options; emphasizing direct-pay and employer-paid education programs; encouraging students to carefully evaluate the amount of their Title IV borrowing; eliminating some programs; cash-matching; and developing and offering additional non-Title IV-eligible certificate preparation, professional development and continuing education programs. Some of the other programs may currently be offered by other Kaplan businesses. Based on currently available information, management does not believe that any of the Kaplan OPEID units will have a 90/10 ratio over 90% in 2013. Kaplan continues taking steps to address compliance with the 90/10 rule; however, there can be no guarantee that these measures will be adequate to prevent the 90/10 rule calculations at some or all of the schools from exceeding 90% in the future.

Accreditation.  In March 2011, Kaplan University’s institutional accreditor, the Higher Learning Commission of the North Central Association of Colleges and Schools (HLC), sent a request to Kaplan University asking for documents and a report detailing Kaplan University’s admissions practices and describing Kaplan University’s compliance with HLC Care Components and policies. Kaplan University complied with this request on April 29, 2011. Kaplan University provided additional information to the HLC in response to a follow-up request received on January 19, 2012. On June 19, 2013, the HLC notified Kaplan University of their intention to conduct a focused evaluation regarding these matters and that is expected to take place in early 2014. At this time the Company cannot predict how the HLC will follow-up or what impact their additional inquires may have on Kaplan University.

13. BUSINESS SEGMENTS

The Company has six reportable segments: Kaplan Higher Education, Kaplan Test Preparation, Kaplan International, cable television, television broadcasting and other businesses.

Education.  Kaplan’s Colloquy business moved from Kaplan International to Kaplan Corporate effective January 1, 2013. Segment operating results of the education division have been restated to reflect this change.

For the first nine months of 2012, Kaplan International results benefitted from a favorable $3.9 million out of period expense adjustment related to certain items recorded in 2011 and 2010. With respect to this out of period expense adjustment, the Company has concluded that it was not material to the Company’s financial position or results of operations for 2012, 2011 and 2010 and the related interim periods, based on its consideration of quantitative and qualitative factors.

Newspaper Publishing.   Due to the sale of the Publishing Subsidiaries on October 1, 2013, the newspaper publishing segment is no longer included as a separate segment as its results have been reclassified to discontinued operations, net of tax, for all periods presented  In March 2013, the Company completed the sale of The Herald, a daily and Sunday newspaper headquartered in Everett, WA. As a result, The Herald results are included in discontinued operations, net of tax, for all periods presented.

Other Businesses.  The Slate Group and the FP Group have been moved to Other Businesses since the newspaper publishing segment is no longer a separate segment. The results for these entities are included in Other Businesses for all periods presented. In August 2013, the Company acquired Forney, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications, which is also included in Other Businesses.

The following table summarizes the 2013 quarterly financial information related to each of the Company’s business segments:

	March 31,	June 30,	September 30,
(in thousands)	2013	2013	2013
Operating Revenues
Education	$527,815	$548,230	$546,452
Cable television	200,138	204,550	202,381
Television broadcasting	85,270	99,320	87,063
Other businesses	23,814	37,572	66,632
Corporate office	―	―	―
Intersegment elimination	(197)	(76)	(49)
	$836,840	$889,596	$902,479
Income (Loss) From Operations
Education	$(4,056)	$23,726	$17,035
Cable television	36,613	44,710	39,715
Television broadcasting	35,362	47,704	36,304
Other businesses	(8,542)	(5,968)	(5,046)
Corporate office	(5,979)	(5,402)	(6,135)
	$53,398	$104,770	$81,873
Equity in Earnings of Affiliates, Net	3,418	3,868	5,892
Interest Expense, Net	(8,450)	(8,526)	(8,579)
Other Income (Expense), Net	(4,083)	(12,858)	8,110
Income from Continuing Operations Before Income Taxes	$44,283	$87,254	$87,296
Depreciation of Property, Plant and Equipment
Education	$22,588	$20,064	$18,978
Cable television	33,733	33,964	32,946
Television broadcasting	3,145	3,151	3,109
Other businesses	429	577	555
Corporate office	―	60	45
	$59,895	$57,816	$55,633
Amortization of Intangible Assets
Education	$2,518	$2,363	$2,287
Cable television	50	57	61
Television broadcasting	―	―	―
Other businesses	1,149	893	489
Corporate office	―	―	―
	$3,717	$3,313	$2,837
Net Pension (Credit) Expense
Education	$4,106	$4,231	$4,169
Cable television	882	913	973
Television broadcasting	1,288	1,213	1,251
Other businesses	116	134	173
Corporate office	(9,121)	(9,129)	(9,299)
	$(2,729)	$(2,638)	$(2,733)

The following table summarizes the 2012 quarterly financial information related to each of the Company’s business segments:

	March 31,	June 30,	September 30,	December 31,
(in thousands)	2012	2012	2012	2012
Operating Revenues
Education	$546,685	$551,774	$551,696	$546,341
Cable television	190,210	195,579	199,625	201,703
Television broadcasting	81,497	95,591	106,411	116,192
Other businesses	9,329	11,666	20,187	31,655
Corporate office	―	―	―	―
Intersegment elimination	(109)	(180)	(282)	―
	$827,612	$854,430	$877,637	$895,891
Income (Loss) From Operations
Education	$(11,915)	$3,728	$14,693	$(111,874)
Cable television	32,777	38,446	39,913	43,445
Television broadcasting	30,999	43,728	54,082	62,833
Other businesses	(6,746)	(9,005)	(7,324)	(9,935)
Corporate office	(7,454)	(5,689)	(8,128)	(7,394)
	$37,661	$71,208	$93,236	$(22,925)
Equity in Earnings of Affiliates, Net	3,888	3,314	4,099	2,785
Interest Expense, Net	(8,094)	(8,204)	(8,090)	(8,163)
Other Income (Expense), Net	8,588	(635)	4,163	(17,572)
Income (Loss) from Continuing Operations Before Income Taxes	$42,043	$65,683	$93,408	$(45,875)
Depreciation of Property, Plant and Equipment
Education	$20,717	$21,011	$22,024	$37,431
Cable television	32,197	32,234	32,310	32,366
Television broadcasting	3,125	3,222	3,126	3,545
Other businesses	126	127	128	389
Corporate office	―	―	―	―
	$56,165	$56,594	$57,588	$73,731
Amortization of Intangible Assets and
Impairment of Goodwill and Other Long-Lived Assets
Education	$3,236	$3,803	$4,489	$117,784
Cable television	54	53	52	52
Television broadcasting	―	―	―	―
Other businesses	549	551	549	1,367
Corporate office	―	―	―	―
	$3,839	$4,407	$5,090	$119,203
Net Pension (Credit) Expense
Education	$2,392	$1,969	$3,522	$3,701
Cable television	530	514	694	802
Television broadcasting	960	1,055	1,432	1,523
Other businesses	36	33	45	55
Corporate office	(7,393)	(6,939)	(6,827)	(6,712)
	$(3,475)	$(3,368)	$(1,134)	$(631)

The following table summarizes financial information related to each of the Company’s business segments:

	Nine Months Ended		Fiscal Year Ended
	September 30,		December 31,
(in thousands)	2013	2012	2012	2011
Operating Revenues
Education	$1,622,497	$1,650,155	$2,196,496	$2,404,459
Cable television	607,069	585,414	787,117	760,221
Television broadcasting	271,653	283,499	399,691	319,206
Other businesses	128,018	41,182	72,837	42,891
Corporate office	―	―	―	―
Intersegment elimination	(322)	(571)	(571)	(780)
	$2,628,915	$2,559,679	$3,455,570	$3,525,997
Income (Loss) from Operations
Education	$36,705	$6,506	$(105,368)	$96,286
Cable television	121,038	111,136	154,581	156,844
Television broadcasting	119,370	128,809	191,642	117,089
Other businesses	(19,556)	(23,075)	(33,010)	(16,771)
Corporate office	(17,516)	(21,271)	(28,665)	(19,330)
	$240,041	$202,105	$179,180	$334,118
Equity in Earnings of Affiliates, Net	13,178	11,301	14,086	5,949
Interest Expense, Net	(25,555)	(24,388)	(32,551)	(29,079)
Other (Expense) Income, Net	(8,831)	12,116	(5,456)	(55,200)
Income from Continuing Operations Before Income Taxes	$218,833	$201,134	$155,259	$255,788
Depreciation of Property, Plant and Equipment
Education	$61,630	$63,752	$101,183	$83,735
Cable television	100,643	96,741	129,107	126,302
Television broadcasting	9,405	9,473	13,018	12,448
Other businesses	1,561	381	770	674
Corporate office	105	―	―	244
	$173,344	$170,347	$244,078	$223,403
Amortization of Intangible Assets and
Impairment of Goodwill and Other Intangible Assets
Education	$7,168	$11,528	$129,312	$19,417
Cable television	168	159	211	267
Television broadcasting	―	―	―	―
Other businesses	2,531	1,649	3,016	2,517
Corporate office	―	―	―	―
	$9,867	$13,336	$132,539	$22,201
Net Pension (Credit) Expense
Education	$12,506	$7,883	$11,584	$6,345
Cable television	2,768	1,738	2,540	1,924
Television broadcasting	3,752	3,447	4,970	1,669
Other businesses	423	114	169	132
Corporate office	(27,549)	(21,159)	(27,871)	(33,289)
	$(8,100)	$(7,977)	$(8,608)	$(23,219)

Asset information for the Company’s business segments are as follows:

	As of
	September 30,	December 31,
(in thousands)	2013	2012
Identifiable Assets
Education	$1,739,301	$1,988,015
Cable television	1,189,084	1,187,603
Television broadcasting	371,726	374,075
Other businesses	137,068	88,393
Corporate office	383,471	466,538
	$3,820,650	$4,104,624
Investments in Marketable Equity Securities	457,969	380,087
Investments in Affiliates	32,997	15,535
Prepaid Pension Cost	529,165	604,823
Assets of Discontinued Operations	255,100	―
Total Assets	$5,095,881	$5,105,069

The Company’s education division comprises the following operating segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Operating Revenues
Higher education	$266,061	$273,703	$811,013	$872,948
Test preparation	77,431	81,151	232,064	223,767
Kaplan international	201,305	194,158	574,086	546,862
Kaplan corporate and other	2,223	3,809	6,496	10,283
Intersegment elimination	(568)	(1,125)	(1,162)	(3,705)
	$546,452	$551,696	$1,622,497	$1,650,155
Income (Loss) from Operations
Higher education	$14,719	$1,510	$42,354	$16,329
Test preparation	3,820	3,446	7,306	(4,067)
Kaplan international	12,020	20,365	24,907	34,293
Kaplan corporate and other	(13,680)	(10,852)	(38,243)	(40,628)
Intersegment elimination	156	224	381	579
	$17,035	$14,693	$36,705	$6,506
Depreciation of Property, Plant and Equipment
Higher education	$9,739	$12,168	$33,919	$35,598
Test preparation	5,034	5,544	14,658	14,308
Kaplan international	3,903	3,841	12,015	12,490
Kaplan corporate and other	302	471	1,038	1,356
	$18,978	$22,024	$61,630	$63,752
Amortization of Intangible Assets	$2,287	$4,489	$7,168	$11,528
Pension Expense
Higher education	$3,201	$2,234	$8,815	$5,408
Test preparation	731	554	2,012	1,381
Kaplan international	99	112	273	113
Kaplan corporate and other	138	622	1,406	981
	$4,169	$3,522	$12,506	$7,883

Identifiable assets for the Company’s education division consist of the following:

	As of
	September 30,	December 31,
(in thousands)	2013	2012
Identifiable assets
Higher education	$643,342	$949,260
Test preparation	182,450	197,672
Kaplan international	878,123	818,613
Kaplan corporate and other	35,386	22,470
	$1,739,301	$1,988,015

Item 2.        Management’s Discussion and Analysis of Results of Operations and Financial Condition

This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.

Results of Operations

The Company reported income from continuing operations attributable to common shares of $56.0 million ($7.53 per share) for the third quarter of 2013, compared to $56.3 million ($7.58 per share) for the third quarter of 2012. Net income attributable to common shares was $30.1 million ($4.05 per share) for the third quarter ended September 30, 2013, compared to $93.8 million ($12.64 per share) for the third quarter of last year. Net income includes $25.9 million ($3.48 per share) in losses and $37.5 million ($5.06 per share) in income from discontinued operations for the third quarter of 2013 and 2012, respectively.

On October 1, 2013, the Company completed the sale of most of its newspaper publishing businesses, including The Washington Post. Consequently, the Company's income from continuing operations for the third quarter and year-to-date periods excludes these sold businesses, which have been reclassified to discontinued operations for all periods presented.

Items included in the Company’s income from continuing operations for the third quarter of 2013:

▪ $4.0 million in severance and restructuring charges at the education division (after-tax impact of $3.1 million, or $0.42 per share); and

▪ $7.9 million in non-operating unrealized foreign currency gains (after-tax impact of $5.0 million, or $0.69 per share).

Items included in the Company’s income from continuing operations for the third quarter of 2012:

▪ $4.3 million in severance and restructuring charges at the education division (after-tax impact of $2.7 million, or $0.37 per share); and

▪ $3.1 million in non-operating unrealized foreign currency gains (after-tax impact of $1.9 million, or $0.26 per share).

Revenue for the third quarter of 2013 was $902.5 million, up 3% from $877.6 million in the third quarter of 2012. The Company reported operating income of $81.9 million in the third quarter of 2013, compared to operating income of $93.2 million in the third quarter of 2012. Revenues increased at the cable television division and in other businesses, offset by declines at the television broadcasting and education divisions. Operating results declined at the television broadcasting division and declined very slightly at the cable television division, offset by improved results at the education division.

For the first nine months of 2013, the Company reported income from continuing operations attributable to common shares of $134.3 million ($18.07 per share), compared to $122.1 million ($16.17 per share) for the first nine months of 2012. Net income attributable to common shares was $79.5 million ($10.70 per share) for the first nine months of 2013, compared to $176.7 million ($23.39 per share) for the same period of 2012. Net income includes $54.7 million ($7.37 per share) in losses and $54.5 million ($7.22 per share) in income from discontinued operations for the first nine months of 2013 and 2012, respectively (refer to “Discontinued Operations” discussion below). As a result of the Company’s share repurchases, there were 3% fewer diluted average shares outstanding in the first nine months of 2013.

Items included in the Company’s income from continuing operations for the first nine months of 2013:

▪ $18.3 million in severance and restructuring charges at the education division (after-tax impact of $13.1 million, or $1.79 per share); and

▪ $9.4 million in non-operating unrealized foreign currency losses (after-tax impact of $6.0 million, or $0.83 per share).

Items included in the Company’s income from continuing operations for the first nine months of 2012:

▪ $9.3 million in severance and restructuring charges at the education division (after-tax impact of $5.8 million, or $0.78 per share);

▪ a $5.8 million gain on the sale of a cost method investment (after-tax impact of $3.7 million, or $0.48 per share);  and

▪ $3.2 million in non-operating unrealized foreign currency gains (after-tax impact of $2.0 million, or $0.27 per share).

Revenue for the first nine months of 2013 was $2,628.9 million, up 3% from $2,559.7 million in the first nine months of 2012. Revenues increased at the cable television division and in other businesses, offset by declines at the television broadcasting and education divisions. The Company reported operating income of $240.0 million for the first nine months of 2013, compared to $202.1 million for the first nine months of 2012. Operating results improved at the education and cable television divisions, offset by a decline at the television broadcasting division.

Division Results

Education

Education division revenue totaled $546.5 million for the third quarter of 2013, a 1% decline from revenue of $551.7 million for the third quarter of 2012. Kaplan reported third quarter 2013 operating income of $17.0 million, compared to $14.7 million in the third quarter of 2012.

For the first nine months of 2013, education division revenue totaled $1,622.5 million, a 2% decline from revenue of $1,650.2 million for the same period of 2012. Kaplan reported operating income of $36.7 million for the first nine months of 2013, compared to operating income of $6.5 million for the first nine months of 2012.

In response to student demand levels, Kaplan has formulated and implemented restructuring plans at its various businesses, with the objective of establishing lower cost levels in future periods. Across all businesses, restructuring costs totaled $4.0 million and $18.3 million in the third quarter and first nine months of 2013, respectively, compared to $4.3 million and $9.3 million in the third quarter and first nine months of 2012, respectively. In conjunction with completing these restructuring plans at Kaplan Higher Education (KHE) and Kaplan International, Kaplan currently plans to incur approximately $5.0 million in additional restructuring costs for the remainder of 2013. Kaplan may also incur additional restructuring charges in 2013 as Kaplan management continues to evaluate its cost structure.

A summary of Kaplan’s operating results for the third quarter and the first nine months of 2013 compared to 2012 is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2013	2012	% Change	2013	2012	% Change
Revenue
Higher education	$266,061	$273,703	(3)	$811,013	$872,948	(7)
Test preparation	77,431	81,151	(5)	232,064	223,767	4
Kaplan international	201,305	194,158	4	574,086	546,862	5
Kaplan corporate and other	2,223	3,809	(42)	6,496	10,283	(37)
Intersegment elimination	(568)	(1,125)	―	(1,162)	(3,705)	―
	$546,452	$551,696	(1)	$1,622,497	$1,650,155	(2)
Operating Income (Loss)
Higher education	$14,719	$1,510	―	$42,354	$16,329	―
Test preparation	3,820	3,446	11	7,306	(4,067)	―
Kaplan international	12,020	20,365	(41)	24,907	34,293	(27)
Kaplan corporate and other	(13,680)	(10,852)	(26)	(38,243)	(40,628)	6
Intersegment elimination	156	224	―	381	579	―
	$17,035	$14,693	16	$36,705	$6,506	―

KHE includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. KHE also includes the domestic professional training and other continuing education businesses.

In 2012, KHE began implementing plans to close or merge 13 ground campuses, consolidate other facilities and reduce its workforce. In connection with these and other plans, KHE incurred $2.5 million and $14.1 million in total restructuring costs in the third quarter and first nine months of 2013, respectively, compared to $2.7 million and $6.5 million in severance and restructuring costs for the third quarter and first nine months of 2012, respectively. For the third quarter of 2013, these costs included accelerated depreciation ($0.8 million), severance ($1.6 million) and lease obligation losses ($0.1 million). For the first nine months of 2013, these costs included accelerated depreciation ($5.8 million), severance ($3.0 million), lease obligation losses ($4.4 million) and other items ($0.9 million). In the first nine months of 2013, ten KHE campuses were closed. For the third quarter and first nine months of 2012, restructuring costs were mostly severance, but also included $0.6 million in accelerated depreciation.

In the third quarter and first nine months of 2013, higher education revenue declined 3% and 7%, respectively, due largely to declines in average enrollments that reflect weaker market demand over the past year and the impact of campuses in the process of closing.

KHE operating income increased significantly in the third quarter and first nine months of 2013, due largely to expense reductions associated with lower enrollments and recent restructuring efforts.

New student enrollments at KHE declined 7% and 1% in the third quarter and first nine months of 2013, respectively. New student enrollments were down due to the impact of closed campuses and those planned for closure that are no longer recruiting students, offset by the positive impact of trial period modifications and process improvements.

Total students at September 30, 2013, were down 11% compared to September 30, 2012, but increased 5% compared to June 30, 2013. Excluding campuses closed or planned for closure, total students at September 30, 2013, were down 7% compared to September 30, 2012, but up 5% compared to June 30, 2013. A summary of student enrollments is as follows:

	Students as of
	September 30,	June 30,	September 30,
	2013	2013	2012
Kaplan University	46,340	43,601	49,132
Other Campuses	18,818	18,591	24,129
	65,158	62,192	73,261

	Students as of
	September 30,	June 30,	September 30,
(excluding campuses closing)	2013	2013	2012
Kaplan University	46,340	43,601	49,132
Other Campuses	18,619	18,181	21,066
	64,959	61,782	70,198

Kaplan University and Other Campuses’ enrollments at September 30, 2013 and 2012, by degree and certificate programs, are as follows:

	As of September 30,
	2013	2012
Certificate	21.3%	23.6%
Associate’s	30.8%	30.7%
Bachelor’s	32.6%	32.7%
Master’s	15.3%	13.0%
	100.0%	100.0%

Kaplan Test Preparation (KTP) includes Kaplan’s standardized test preparation programs. KTP revenue declined 5% for the third quarter of 2013, but increased 4% for the first nine months of 2013. Enrollment declined 8% and 2% for the third quarter and first nine months of 2013, respectively, due to declines in graduate programs, offset by growth in nursing and bar review programs. KTP operating results improved in the first nine months of 2013 due largely to increased revenues.

Kaplan International includes English-language programs and postsecondary education and professional training businesses outside the United States. Kaplan International revenue increased 4% and 5% in the third quarter and first nine months of 2013, respectively, due to enrollment growth in the pathways, English-language and Singapore higher education programs. Kaplan International operating income declined in the third quarter of 2013 due to reduced earnings in professional training, and increased investment to support growth in English-language and Singapore higher education programs. For the first nine months of 2013, operating income declined due to reduced earnings in professional training, and increased investment to support growth in English-language programs, offset by better results in Singapore. The results in Australia included restructuring costs of $1.5 million and $4.1 million for the third quarter and first nine months of 2013, respectively, compared to $1.0 million in the third quarter and first nine months of 2012. In the third quarter and first nine months of 2012, respectively, Kaplan International results benefited from a $2.0 million and $3.9 million favorable adjustment to certain items recorded in prior periods.

Corporate represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities.

Cable Television

Cable television division revenue increased 1% in the third quarter of 2013 to $202.4 million, from $199.6 million for the third quarter of 2012; for the first nine months of 2013, revenue increased 4% to $607.1 million, from $585.4 million in the same period of 2012. The revenue increase for the first nine months of 2013 is due to recent rate increases for many subscribers, growth in commercial sales and a reduction in promotional discounts. The increase was partially offset by a decline in basic video subscribers, as the cable division focuses its efforts on churn reduction and retention of its high-value subscribers.

Cable television division operating income declined slightly in the third quarter of 2013 to $39.7 million, from $39.9 million in the third quarter of 2012; for the first nine months of 2013, operating income increased 9% to $121.0 million, from $111.1 million for the first nine months of 2012. The division’s operating income improved in the first nine months of 2013 due to increased revenues, partially offset by higher programming and depreciation costs.

At September 30, 2013, Primary Service Units (PSUs) were down 3% from the prior year due to a decline in basic video subscribers. PSUs include about 6,400 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by various franchise agreements. A summary of PSUs is as follows:

	As of September 30,
	2013	2012
Basic video	561,119	605,057
High-speed data	469,296	462,808
Telephony	182,643	185,647
	1,213,058	1,253,512

Below are details of Cable division capital expenditures as defined by the NCTA Standard Reporting Categories:

	Nine Months Ended
	September 30,
(in thousands)	2013	2012
Customer Premise Equipment	$26,496	$35,863
Commercial	3,613	3,387
Scaleable Infrastructure	13,062	17,557
Line Extensions	4,248	4,010
Upgrade/Rebuild	23,014	10,646
Support Capital	35,494	30,799
	$105,927	$102,262

Television Broadcasting

Revenue at the television broadcasting division declined 18% to $87.1 million in the third quarter of 2013, from $106.4 million in the same period of 2012; operating income for the third quarter of 2013 was down 33% to $36.3 million, from $54.1 million in the same period of 2012. For the first nine months of 2013, revenue declined 4% to $271.7 million, from $283.5 million in the same period of 2012; operating income for the first nine months of 2013 was down 7% to $119.4 million, from $128.8 million in the same period of 2012.

The decline in revenue and operating income is due to a $15.9 million and $24.1 million decrease in political advertising revenue in the third quarter and first nine months of 2013, respectively, and $10.8 million in incremental summer Olympics-related advertising at the Company’s NBC affiliates in the third quarter of 2012. The decline in revenue and operating income was partially offset by incremental advertising revenue from the NBA finals broadcast at the division’s ABC affiliates in Miami and San Antonio, and increased retransmission revenues.

Other Businesses

Other businesses includes the operating results of Social Code, a marketing solutions provider helping companies with marketing on social media platforms; Celtic Healthcare, a provider of home health care and hospice services in the northeastern and mid-Atlantic regions, acquired by the Company in November 2012; Forney, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications, acquired by the Company in August 2013; and WaPo Labs, a digital team focused on emerging technologies and new product development. Also included are the Slate Group and the FP Group, previously included as part of the Company’s newspaper publishing division.

The revenue increase in other businesses for the first nine months of 2013 is primarily due to growth at Social Code and Slate, and revenue from the Company’s recently acquired Celtic Healthcare and Forney businesses.

Corporate Office

Corporate office includes the expenses of the Company’s corporate office as well as a net pension credit.

Equity in Earnings (Losses) of Affiliates

The Company holds a 16.5% interest in Classified Ventures, LLC and interests in several other affiliates.

The Company’s equity in earnings of affiliates, net, was $5.9 million for the third quarter of 2013, compared to $4.1 million for the third quarter of 2012. For the first nine months of 2013, the Company’s equity in earnings of affiliates, net, totaled $13.2 million, compared to $11.3 million for the same period of 2012.

Other Non-Operating Income (Expense)

The Company recorded other non-operating income, net, of $8.1 million for the third quarter of 2013, compared to $4.2 million for the third quarter of 2012. The third quarter 2013 non-operating income, net, included $7.9 million in unrealized foreign currency gains and other items. The third quarter 2012 non-operating income, net, included $3.1 million in unrealized foreign currency gains and other items.

The Company recorded non-operating expense, net, of $8.8 million for the first nine months of 2013, compared to other non-operating income, net, of $12.1 million for the same period of the prior year. The 2013 non-operating expense, net, included $9.4 million in unrealized foreign currency losses, offset by other items. The 2012 non-operating income, net, included a net $6.8 million gain on sales or write-downs of cost method investments, $3.2 million in unrealized foreign currency gains and other items.

A summary of non-operating income (expense) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Foreign currency gain (loss), net	$7,886	$3,111	$(9,350)	$3,179
(Loss) gain on sales of marketable equity securities	―	(28)	879	477
Gain (loss) on sales or write-downs of cost method investments, net	18	(112)	(160)	6,760
Other, net	206	1,192	(200)	1,700
Total Other Non-Operating Income (Expense)	$8,110	$4,163	$(8,831)	$12,116

Net Interest Expense

The Company incurred net interest expense of $8.6 million and $25.6 million for the third quarter and first nine months of 2013, respectively, compared to $8.1 million and $24.4 million for the same periods of 2012. At September 30, 2013, the Company had $451.1 million in borrowings outstanding, at an average interest rate of 7.0%.

Provision for Income Taxes

The effective tax rate for income from continuing operations for the first nine months of 2013 was 38.1%, compared to 38.8% for the first nine months of 2012.

Discontinued Operations

On August 5, 2013, the Company announced that it had entered into an agreement to sell its Publishing Subsidiaries that together conducted most of the Company’s publishing businesses and related services, including publishing The Washington Post, Express, The Gazette Newspapers, Southern Maryland Newspapers, Fairfax County Times and El Tiempo Latino and related websites. Slate magazine, TheRoot.com and Foreign Policy are not part of the transaction and remain with The Washington Post Company, as do the WaPo Labs and SocialCode businesses, the Company’s interest in Classified Ventures and certain real estate assets, including the headquarters building in downtown Washington, DC. On October 1, 2013, the Company completed the sale. Consequently, the Company’s income from continuing operations excludes these sold businesses, which have been reclassified to discontinued operations, net of tax, for all periods presented.

The Purchaser acquired all the issued and outstanding equity securities of the Publishing Subsidiaries for $250 million, subject to customary adjustments for cash, debt and working capital at closing. The Company will not record the gain on the sale until the fourth quarter of 2013; however, the Company recognized $28.4 million (after-tax impact of $18.3 million) in expenses related to the sale that are included in discontinued operations in the third quarter of 2013. These costs include the net impact of accelerated vesting provisions and forfeitures of restricted stock awards and stock options that were made in contemplation of the sale, and certain other transaction-related expenses. Also included in discontinued operations is $22.7 million (after-tax basis of $14.5 million) in early retirement program expense for the first nine months of 2013, and $7.5 million (after-tax basis of $4.6 million) and $8.5 million (after-tax basis of $5.3 million) for the third quarter and first nine months of 2012, respectively.

In March 2013, the Company sold The Herald. Kaplan sold Kidum in August 2012, EduNeering in April 2012 and Kaplan Learning Technologies (KLT) in February 2012. The Company divested its interest in Avenue100 Media Solutions in July 2012. Consequently, the Company’s income from continuing operations also excludes the operating results and related net gains on disposition of these businesses, which have been reclassified to discontinued operations, net of tax.

Earnings (Loss) Per Share

The calculation of diluted earnings per share for the third quarter and first nine months of 2013 was based on 7,336,752 and 7,315,971 weighted average shares outstanding, respectively, compared to 7,376,255 and 7,507,946, respectively, for the third quarter and first nine months of 2012. At September 30, 2013, there were 7,423,913 shares outstanding and the Company had remaining authorization from the Board of Directors to purchase up to 180,993 shares of Class B common stock.

Financial Condition: Capital Resources and Liquidity

Acquisitions and Dispositions

Acquisitions.  In the first nine months of 2013, the Company acquired five small businesses included in other businesses and in its education division; the purchase price allocation mostly comprised goodwill and other intangible assets on a preliminary basis. In the first nine months of 2012, the Company acquired four small businesses included in its education division and in other businesses; the purchase price allocation mostly comprised goodwill and other intangible assets. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition.

On August 1, 2013, the Company completed its acquisition of Forney Corporation, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications. The operating results of Forney are included in other businesses.

In the second quarter of 2013, Kaplan purchased the remaining 15% noncontrolling interest in Kaplan China; this additional interest was accounted for as an equity transaction.

In September 2012, the Company entered into a stock purchase agreement to acquire a controlling interest in Celtic Healthcare, Inc. (Celtic), a provider of home healthcare and hospice services in the northeastern and mid-Atlantic regions. The transaction closed on November 5, 2012. The operating results of Celtic are included in other businesses.

Dispositions.  On August 5, 2013, after approval by the Company’s Board of Directors on the same day, the Company announced that it had entered into a binding letter agreement (the Letter Agreement) with Nash Holdings LLC, a Delaware limited liability company (the Purchaser), and Explore Holdings LLC, a Washington limited liability company, as guarantor (the Guarantor), to sell all the issued and outstanding equity securities of each of WP Company LLC, Express Publications Company, LLC, El Tiempo Latino, LLC, Robinson Terminal Warehouse, LLC, Greater Washington Publishing, LLC and Post-Newsweek Media, LLC (the Publishing Subsidiaries). The Publishing Subsidiaries together conducted most of the Company’s publishing businesses, including publishing The Washington Post, Express, The Gazette Newspapers, Southern Maryland Newspapers, Fairfax County Times and El Tiempo Latino and related websites, and operating Washington Post Live and Washington Post News Media Services and the Company’s commercial printing and distribution business and paper handling and storage business (collectively, the Publishing Business), subject to satisfying certain conditions.

On October 1, 2013, the Company entered into a Purchase Agreement and completed the sale. Under the terms of the Purchase Agreement, the Purchaser acquired all the issued and outstanding equity securities of each of the entities that comprise the Publishing Subsidiaries for $250 million, subject to customary adjustment for cash, debt and working capital of the Publishing Subsidiaries at closing. The Purchaser also acquired all other assets of the Company primarily related to the Publishing Business, including all of the Company’s rights in the name “The Washington Post”. The Company will change its corporate name within 60 days of the October 1 closing. The Company retained its interest in Classified Ventures, LLC, Slate magazine, TheRoot.com and Foreign Policy, as well as the WaPo Labs and SocialCode business and certain real estate, including the headquarters building in downtown Washington, DC and certain land and property in Alexandria, VA. The liabilities under the Retirement Plan for The Washington Post Companies relating to the active employees of the Publishing Business will be transferred to the Purchaser, along with pension assets that have a value equal to the projected benefit obligation in respect of these active employees plus an additional $50 million. The results of operations of Publishing Subsidiaries for the three and nine months ended September 30, 2013 and 2012, are included in the Company’s Condensed Consolidated Statements of Operations as Income (Loss) from Discontinued Operations, Net of Tax.

The Company will not record the gain or the net proceeds on the sale until the fourth quarter of 2013; however, the Company recognized $28.4 million (after-tax impact of $18.3 million) in expenses related to the sale that are included in discontinued operations in the third quarter of 2013. These costs include the net impact of accelerated vesting provisions and forfeitures of restricted stock awards and stock options that were made in contemplation of the sale, and certain other transaction-related expenses. Including the $28.4 million in expenses related to the sale recorded in the third quarter of 2013, the Company estimates a $125 million pre-tax gain and an $80 million after-tax gain on the sale. This includes a preliminary estimate of net curtailment and settlement gains from the Company’s pension and postretirement benefit plans, along with other estimates. As a result, the final gain amount reported in the fourth quarter of 2013 will likely differ from this preliminary estimate.

In October 2013, of the total restricted shares where vesting was accelerated, the Company purchased 21,774 shares from former employees for $13.5 million.

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

Capital Expenditures

During the first nine months of 2013, the Company’s capital expenditures totaled $143.3 million. The Company estimates that its capital expenditures will be in the range of $190 million to $215 million in 2013.

Liquidity

The Company’s borrowings decreased by $245.6 million, to $451.1 million at September 30, 2013, as compared to borrowings of $696.7 million at December 31, 2012. At September 30, 2013, the Company had $441.7 million in cash and cash equivalents, compared to $512.4 million at December 31, 2012. The Company had money market investments of $296.9 million and $432.7 million that are classified as cash, cash equivalents and restricted cash in the Company’s condensed consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, respectively.

The Company’s total debt outstanding of $451.1 million at September 30, 2013 included $397.8 million of 7.25% unsecured notes due February 1, 2019, $46.6 million of AUD 50M borrowing and $6.7 million in other debt.

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

On September 6, 2013, Standard and Poor’s affirmed the “BBB” long-term corporate debt rating, but changed the outlook from Negative to Stable. In addition, S&P upgraded the Company’s short-term corporate debt rating from “A-3” to “A-2”. The Company’s current credit ratings are as follows:

Standard
	Moody’s	& Poor’s
Long-term	Baa1	BBB
Short-term	Prime-2	A-2

During the third quarter of 2013 and 2012, the Company had average borrowings outstanding of approximately $449.8 million and $456.3 million, respectively, at average annual interest rates of approximately 7.0%. During the third quarter of 2013 and 2012, the Company incurred net interest expense of $8.6 million and $8.1 million, respectively.

During the nine months ended September 30, 2013 and 2012, the Company had average borrowings outstanding of approximately $477.5 million and $467.3 million, respectively, at average annual interest rates of approximately 7.0%. During the nine months ended September 30, 2013 and 2012, the Company incurred net interest expense of $25.6 million and $24.4 million, respectively.

At September 30, 2013 and December 31, 2012, the Company had working capital of $516.7 million and $327.5 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and to a lesser extent borrowings supported by our Credit Agreement. In management’s opinion, the Company will have sufficient liquidity to meet its various cash needs throughout 2013.

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

Item 4.        Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President-Finance, in a manner that allows timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from The Washington Post Company Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012, (iii) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON POST COMPANY
(Registrant)

Date: November 5, 2013	/s/ Donald E. Graham
Donald E. Graham, Chairman & Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2013	/s/ Hal S. Jones
Hal S. Jones, Senior Vice President-Finance (Principal Financial Officer)