Form 10-K
period 2013-12-31
Graham Holdings Co
filed 2014-02-28
CIK 104889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2013
                Commission file number 1-6714
Graham Holdings Company
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
Aggregate market value of the registrant’s common equity held by non-affiliates on June 28, 2013, based on the closing price for the Company’s Class B Common Stock on the New York Stock Exchange on such date: approximately $2,100,000,000.
Shares of common stock outstanding at February 21, 2014:
Class A Common Stock –  1,169,073 shares
Class B Common Stock –  6,217,926 shares
Documents partially incorporated by reference:
Definitive Proxy Statement for the registrant’s 2014 Annual Meeting of Stockholders
(incorporated in Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof).

GRAHAM HOLDINGS COMPANY 2013 FORM 10-K

PART I
Item 1. Business.
Graham Holdings Company (the Company) is a diversified education and media company. The Company’s Kaplan subsidiary provides a wide variety of educational services, both domestically and outside the United States. The Company’s media operations comprise the ownership and operation of cable systems, television broadcasting (through the ownership and operation of six television broadcast stations), Slate and Foreign Policy magazines.
In the fourth quarter of 2013, the Company completed the sale of its newspaper publishing businesses, including The Washington Post (the Post) and its related website, to Nash Holdings LLC (the Buyer). The following subsidiaries were divested in the transaction: WP Company LLC, Express Publications Company, LLC, El Tiempo Latino LLC, Post–Newsweek Media, LLC, Greater Washington Publishing, LLC and Robinson Terminal Warehouse LLC. Following the completion of the sale, the Company changed its name to Graham Holdings Company.
Information concerning the consolidated operating revenues, consolidated income from operations and identifiable assets attributable to the principal segments of the Company’s business for the past three fiscal years is contained in Note 19 to the Company’s Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K, as required by Item 101(b) and 101(d) of Regulation S-K. Revenues for each segment are shown in Note 19 gross of intersegment sales. Consolidated revenues are reported net of intersegment sales, which did not exceed 0.1% of consolidated operating revenues.
The Company’s operations in geographic areas outside the U.S. consist primarily of Kaplan’s non-U.S. operations. During the fiscal years 2013, 2012 and 2011, these operations accounted for approximately 19%, 19% and 17%, respectively, of the Company’s consolidated revenues, and the identifiable assets attributable to non-U.S. operations represented approximately 11% and 13% of the Company’s consolidated assets at December 31, 2013, and 2012, respectively.
Education
Kaplan, Inc., a subsidiary of the Company, provides an extensive range of education and related services worldwide for students and professionals. Kaplan conducts its operations through three segments: Kaplan Higher Education, Kaplan Test Preparation and Kaplan International. In addition, the results of the Kaplan Corporate segment include investment activities, identifying and investing in high-growth-potential education technology companies, as well as Colloquy, which enables its university partners to develop online educational programs by providing an array of research, marketing and design services.
The following table presents revenues for each of Kaplan’s segments:

	Year Ended December 31
(in thousands)	2013	2012	2011
Kaplan Higher Education	$1,080,908	$1,149,407	$1,399,583
Kaplan Test Preparation	293,201	284,252	303,093
Kaplan International	797,362	753,790	690,226
Kaplan Corporate and Intersegment Eliminations	6,037	9,047	11,557
Total Kaplan Revenue	$2,177,508	$2,196,496	$2,404,459
Kaplan Higher Education
Kaplan Higher Education (KHE) provides a wide array of certificate, diploma and degree programs—on campus and online—designed to meet the needs of students seeking to advance their education and career goals.
In 2013, Kaplan’s U.S.-based KHE division included the following businesses: Kaplan University and KHE Campuses. Each of these businesses is described briefly below.
Kaplan University.  Kaplan University specializes in online education, is accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools and holds other programmatic accreditations. Most of Kaplan University’s programs are offered online, while some are offered in a traditional classroom format at 11 campuses in Iowa, Maine, Maryland and Nebraska, and four Kaplan University Learning Centers in four states. Kaplan University also includes Concord Law School, a fully online law school. At year-end 2013, Kaplan University had approximately 36,500 students enrolled in online programs and approximately 6,400 students enrolled in its classroom-based programs.
Also residing within Kaplan University is the School of Professional and Continuing Education (PACE). PACE offers a wide range of education solutions to assist professionals in advancing their careers by obtaining professional licenses, designations and certifications. This includes solutions for insurance, securities, mortgage and appraisal licensing exams and for advanced designations, such as CFA® and CPA exams. PACE serves more than 3,100 business-to-business clients, including more than 70 Fortune 500 companies. In 2013, approximately 482,000 students used PACE’s exam preparation offerings.
KHE Campuses.  At the end of 2013, the KHE Campuses business comprised 46 schools in 13 states that were providing classroom-based instruction to approximately 17,400 students, which did not include the approximately 6,400 students enrolled at Kaplan University’s on-ground campuses. Each of these schools is accredited by one of several regional or national accrediting agencies recognized by the U.S. Department of Education (ED).
In September 2012, KHE began implementing a plan to consolidate its market presence at certain of its fixed-facility campuses. Under the plan, KHE ceased new enrollments at nine ground campuses and consolidated operations of four other campuses into existing, nearby locations. In addition, during 2013, Kaplan’s Mount Washington College (formerly Hesser College) ceased enrollment at two of its locations. In each case, KHE has taught and will continue to teach all courses in progress at the campuses until their completion. As of the end of 2013, courses remained in progress at only two of these locations. Revenues at these two campuses represented approximately 0.3% of KHE’s total revenues and 0.1% of Kaplan, Inc.’s total revenues for 2013.
Program Offerings and Enrollment
Kaplan University and KHE Campuses’ offer certificate and degree programs in a variety of subject areas. Among them are the following:

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

•   Information Systems and Technology

•   Legal and Paralegal Studies

•   Nursing

•   Political Science and Public and Environmental Policy

•   Arts and Sciences

•   Business Management

•   Criminal Justice

•   Fire Safety and Emergency Management

•   Health Sciences

•   Information Systems and Technology

•   Legal and Paralegal Studies

•   Nursing

•   Political Science and Public
    and Environmental Policy
• Arts and Sciences • Business Management • Criminal Justice • Health Sciences • Higher Education Studies • Information Systems and Technology • Legal and Paralegal Studies • Nursing • Teacher Education
Kaplan University’s and KHE Campuses enrollments by certificate and degree programs were as follows:

	At December 31
	2013	2012	2011
Certificate	21.7%	23.2%	23.6%
Associate's	29.7%	29.1%	30.3%
Bachelor's	32.3%	33.8%	34.6%
Master's	16.3%	13.9%	11.5%
Total	100.0%	100.0%	100.0%
Financial Aid Programs and Regulatory Environment
Funds provided under the U.S. Federal student financial aid programs that have been created under Title IV of the U.S. Federal Higher Education Act of 1965, as amended (Higher Education Act), historically have been responsible for a majority of KHE revenues. During 2013, funds received under Title IV programs accounted for approximately $819 million, or approximately 76%, of total KHE revenues, and 38% of Kaplan, Inc. revenues. The Company estimates that funds received from students borrowing under third-party private loan programs comprised approximately 0.5% of KHE revenues. Beginning in 2008 and continuing through 2013, as the private loan market deteriorated, KHE provided loans directly to some Kaplan students under its third-party institutional loan program. Lending under Kaplan’s institutional loan program totaled approximately 0.7% of KHE revenues in 2013. Direct student payments, funds received under various state and agency grant programs and corporate reimbursement under tuition assistance programs accounted for most of the remaining 2013 KHE revenues. The significant role of Title IV funding in the operations of KHE is expected to continue.
Title IV programs encompass various forms of student loans and non-repayable grants. In some cases, the U.S. Federal government subsidizes part of the interest expense of Title IV loans. Subsidized loans and grants are only available to students who can demonstrate financial need. During 2013, about 80% of the approximate $819 million of Title IV funds received by KHE came from student loans, and approximately 20% of such funds came from grants.

Title IV Eligibility and Compliance With Title IV Program Requirements. To maintain eligibility to participate in Title IV programs, a school must comply with extensive statutory and regulatory requirements relating to its financial aid management, educational programs, financial strength, administrative capability, compensation practices, facilities, recruiting practices and various other matters. In addition, the school must be licensed, or otherwise legally authorized, to offer postsecondary educational programs by the appropriate governmental body in the state or states in which it is physically located or is otherwise subject to state authorization requirements, be accredited by an accrediting agency recognized by the ED and be certified to participate in the Title IV programs by the ED. Schools are required periodically to apply for renewal of their authorization, accreditation or certification with the applicable state governmental bodies, accrediting agencies and the ED. In accordance with ED regulations, some KHE schools operate individually while others are combined into groups of two or more schools for the purpose of determining compliance with certain Title IV requirements, and each school or school group is assigned its own identification number, known as an OPEID number. As a result, as of the end of 2013, the schools in KHE have a total of 25 OPEID numbers. No assurance can be given that the Kaplan schools, or individual programs within schools, will maintain their Title IV eligibility, accreditation and state authorization in the future or that the ED might not successfully assert that one or more of such schools have previously failed to comply with Title IV requirements.
The ED may place a school on provisional certification status under certain circumstances, including, but not limited to, failure to satisfy certain standards of financial responsibility or administrative capability or upon a change in ownership resulting in a change of control. Provisional certification status carries fewer due process protections than full certification. As a result, the ED may withdraw an institution’s provisional certification more easily than if it is fully certified. In addition, the ED may subject an institution on provisional certification status to greater scrutiny in some instances, for example, when it applies for approval to add a new location or program or makes another substantive change. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution. As of December 31, 2013, no KHE OPEID is provisionally certified.
In addition, if the ED finds that a school has failed to comply with Title IV requirements or improperly disbursed or retained Title IV program funds, it may take one or more of a number of actions, including fining the school, requiring the school to repay Title IV program funds, limiting or terminating the school’s eligibility to participate in Title IV programs, initiating an emergency action to suspend the school’s participation in the Title IV programs without prior notice or opportunity for a hearing, transferring the school to a method of Title IV payment that would adversely affect the timing of the institution’s receipt of Title IV funds, requiring the submission of a letter of credit, denying or refusing to consider the school’s application for renewal of its certification to participate in the Title IV programs or for approval to add a new campus or educational program and referring the matter for possible civil or criminal investigation. There can be no assurance that the ED will not take any of these or other actions in the future, whether as a result of a lawsuit, program review or otherwise. This list is not exhaustive. There may be other actions the ED may take and other legal theories under which a school could be sued as a result of alleged irregularities in the administration of student financial aid. See Item 1A. Risk Factors, including Failure to Comply With Statutory and Regulatory Requirements Could Result in Loss of Access to U.S. Federal Student Loans and Grants Under Title IV, a Requirement to Pay Fines or Monetary Liabilities or Other Sanctions.
Student Default Rates.  A school may lose its eligibility to participate in Title IV programs if student defaults on the repayment of Title IV loans exceed specified rates, referred to as “cohort default rates.” The ED calculates a cohort default rate for each of KHE’s OPEID numbers. The schools in an OPEID number whose cohort default rate exceeds 40% for any single year lose their eligibility to participate in the U.S. Federal Pell Grant and Direct Loan programs for at least two fiscal years, effective 30 days after notification from the ED, except in the event of a successful adjustment or appeal. The schools in an OPEID number whose cohort default rate equals or exceeds 25% for three consecutive years lose their Title IV eligibility to participate in the U.S. Federal Family Education Loan (FFEL), Direct Loan and U.S. Federal Pell Grant programs effective 30 days after notification from the ED and for at least two fiscal years, except in the event of a successful adjustment or appeal. The schools in an OPEID number whose cohort default rate equals or exceeds 25% in any one of the three most recent fiscal years for which rates have been issued by the ED may be placed on provisional certification by the ED.
The enactment in August 2008 of the U.S. Federal Higher Education Opportunity Act (HEOA), which reauthorized the Higher Education Act, changed the methodology used to calculate cohort default rates. Under the revised law, the period of time for which student defaults are tracked and included in the cohort default rate calculation is being increased from two years to three years. This change has increased the cohort default rates for most institutions. The change to the calculation period became effective with the calculation of institutions’ official three-year cohort default rates for the U.S. Federal fiscal year ending September 30, 2009; those rates were issued by the ED in 2012. The ED will not impose sanctions based on rates calculated under this new methodology until official rates for three consecutive years have been calculated and issued by the ED, which is expected to occur in September 2014. Until that time, the ED continues to calculate rates under the old method and impose sanctions based on those rates. The revised law also increases the threshold for ending an institution’s participation in certain Title IV programs from 25% to 30% for three consecutive years, effective for three-year cohort default rates issued beginning in fiscal year 2012. In addition, the revised law changes the threshold for potential placement on provisional certification to 30% for two of the three most recent fiscal years for which the ED has published official three-year cohort default rates.
The two-year cohort default rates for Kaplan University for the U.S. Federal fiscal years ending 2011 and 2010 were 15.3% and 16.8%, respectively. The two-year cohort default rates for the remaining KHE reporting units for those U.S. Federal fiscal year periods ranged from 7.5% to 21.8% for 2011 and from 7.5% to 25.3% for 2010. No campus had a two-year official rate over 25% for 2011. For 2011, the combined default rate for all KHE reporting units as a whole was 15.7%.
The three-year cohort default rates for Kaplan University for the U.S. Federal fiscal years ending September 30, 2010 and 2009 were 26.2% and 25.9% respectively. The three-year cohort default rates for the remaining KHE reporting units for those U.S. federal fiscal years ranged from 14.9% to 33.9% for 2009 and from 14.1% to 35.3% for 2010. Four of KHE Campuses’ OPEIDs, representing 2.9% of KHE’s 2013 revenue, had three-year rates over 30% for 2010, and no KHE OPEID had a three-year rate over 40% for 2010. With respect to two of these campuses, representing 1.4% of KHE’s 2013 revenue, this was the second consecutive year in which these campuses had an official three-year cohort default rate over 30%.
Kaplan believes that student loan default rates tend to correlate directly to a student’s family income level, such that lower income students will have higher default rates. KHE’s student population generally tends to come from lower income groups than those of other providers of higher education, including other for-profit providers. In addition, because KHE receives a significantly lower level of taxpayer-funded grants and subsidies than community colleges, state schools and not-for-profit schools, KHE’s schools are more dependent on tuition, and its students are more dependent on loans.
Kaplan has dedicated resources to help students who are at risk of default. Kaplan personnel contact students and provide assistance, which includes providing students with specific loan repayment information, lender contact information and debt counseling. Kaplan has also implemented a financial literacy and counseling program for current students and provides career counseling services. In addition, Kaplan also implemented the Kaplan Commitment program in 2010, which provides first-time students with a risk-free trial period. Students who withdraw or are subject to dismissal during the risk-free trial period do not incur any significant financial obligation. However, no assurances can be given that these resources or programs will enable Kaplan’s schools to maintain cohort default rates below the thresholds for sanctions.
New Program Integrity Rulemaking
Negotiated Rulemaking. The ED has announced that it is planning to convene a negotiated rulemaking committee for meetings scheduled to take place between February and April 2014. The sessions will be on Program Integrity and Improvement requirements and are expected to include the following topics:

•	State authorization for programs offered through distance education or correspondence education;

•	Cash management of funds provided under the Title IV Federal student aid programs, including the use of debit cards and the handling of Title IV credit balances;

•	State authorization for foreign locations of institutions located in a State;

•	Clock to credit hour conversion;

•	The definition of “adverse credit” for borrowers in the Federal Direct PLUS Loan Program; and

•	The application of the repeat coursework provisions to graduate and undergraduate programs.
We believe that the state authorization rules will likely reinstate the distance-education state authorization requirements and may require Kaplan University to be registered in additional states. However, we cannot predict the ultimate scope and content of the regulations or their impact on our business.
Gainful Employment. In June 2011, the ED issued final regulations that tie an education program’s Title IV eligibility to whether the program leads to gainful employment. On June 30, 2012, the United States District Court for the District of Columbia overturned most of the final regulations on gainful employment.
The ED convened a negotiated rulemaking committee in September 2013 to develop new proposed gainful employment regulations. The ED prepared draft regulatory language for consideration by the committee at each of three sessions. The December 2013 draft regulatory language, the last made publicly available, would require each educational program subject to the gainful employment regulation to meet certain debt-to-earnings ratios and a programmatic level loan cohort default rate metric. Programs that fail to meet one or more of the proposed metrics over a period of time, ranging from two to four years, would become ineligible for Title IV aid. The draft regulatory language also would require an institution to provide warnings to students in programs that may lose Title IV eligibility at the end of an award year, limit its Title IV enrollment in these programs and submit a letter of credit or set aside funds to provide borrower relief to students in the event that the programs lose Title IV eligibility. The draft regulatory language also included revised requirements for obtaining approval of certain new educational programs, reporting program information to the ED, making public disclosure of certain program outcomes and providing certification to the ED that educational programs are covered by required accreditations.
The Negotiated Rulemaking Committee concluded its sessions in December 2013 without reaching agreement on proposed regulations. Accordingly, the language and content of the anticipated proposed rules on gainful employment have not been finally determined and are subject to change by the ED. The ED is expected to publish proposed regulations for comment by the public during the first half of 2014 and may amend the proposed regulations further before publishing final regulations. New final regulations published on or before November 1, 2014, generally would have an effective date of July 1, 2015, although the ultimate effective date is unknown at this time. We cannot predict the ultimate timing or substance of gainful employment regulations, nor can we fully predict the impact on Kaplan programs or institutions. Moreover, some of the data needed to compute program eligibility under the draft regulatory language are not readily accessible; graduate incomes would be compiled by the Social Security Administration. In addition, the continuing eligibility of programs for Title IV funding may be affected by factors beyond Kaplan’s control, such as changes in the actual or deemed income level of its graduates, changes in student borrowing levels, increases in interest rates, changes in the U.S. Federal poverty income level relevant for calculating one of the proposed metrics and other factors. As a result, the ultimate outcome of gainful employment regulations and their impact on Kaplan’s operations is uncertain. The new regulations could cause Kaplan to eliminate or limit enrollments in certain educational programs at some or all of its schools, could result in the loss of student access to Title IV programs and could have a materially adverse effect on Kaplan's business and operations.
Incentive Compensation. Under the incentive compensation rule, an institution participating in Title IV programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV funds. Effective July 1, 2011, the ED enacted changes to the incentive compensation rule that reduced the scope of permissible payments under the rule and expanded the scope of payments and employees subject to the rule. Prior to the effective date of the rule, the ED issued a “Dear Colleague Letter,” providing guidance on these rules. Kaplan has taken steps to comply fully with these rules and the guidance. Among the actions taken, Kaplan has revised its compensation plans for admissions personnel and eliminated enrollment results as a component in the determination of compensation. Kaplan believes that this change in its approach to recruiting has adversely impacted, and will continue to adversely impact, its enrollment rates, operating costs, business and results of operation. Kaplan cannot predict how the ED will interpret and enforce all aspects of the revised incentive compensation rule in the future.
The 90/10 Rule.  Under regulations referred to as the 90/10 rule, a KHE school would lose its eligibility to participate in Title IV programs for a period of at least two fiscal years if the institution derives more than 90% of its receipts from Title IV programs, as calculated on a cash basis in accordance with the Higher Education Act and applicable ED regulations, in each of two consecutive fiscal years. An institution with Title IV receipts exceeding 90% for a single fiscal year would be placed on provisional certification and may be subject to other enforcement measures. The 90/10 rule calculations are performed for each OPEID unit. The largest OPEID reporting unit in KHE in terms of revenue is Kaplan University, which accounted for approximately 69% of the Title IV funds received by the division in 2013. In 2013, Kaplan University derived less than 81% of its receipts from the Title IV programs, and other OPEID units derived between 69% and 89% of their receipts from Title IV programs. In 2012, Kaplan University derived less than 80% of its receipts from Title IV programs, and other OPEID units derived between 71% and 88% of their receipts from Title IV programs.
A majority of KHE students are enrolled in certificate and associate’s degree programs. Revenue from certificate and associate’s degree programs is composed of a higher percentage of Title IV funds than is the case for revenue from KHE's bachelor’s and other degree programs. KHE is taking various measures to reduce the percentage of its receipts attributable to Title IV funds, including modifying student payment options; emphasizing direct-pay and employer-paid education programs; encouraging students to carefully evaluate the amount of their Title IV borrowing; eliminating some programs; cash-matching; and developing and offering additional non-Title IV-eligible certificate preparation, professional development and continuing education programs, some of which programs were acquired by certain KHE campuses in 2013 from other Kaplan businesses. Kaplan has taken steps to ensure that revenue from programs acquired by a KHE campus is eligible to be counted in that campus’ 90/10 calculation. However, there can be no guarantee that the ED will not challenge the inclusion of revenue from any recently acquired program in KHE's 90/10 calculations or will not issue an interpretation of the 90/10 rule that would exclude such revenue from the calculation. Absent the adoption of the changes mentioned above, and if current trends continue, management estimates that in 2014, three of the KHE Campuses’ OPEID units, representing approximately 1.7% of KHE’s 2013 revenues, could have a 90/10 ratio over 90%. As noted above, Kaplan is taking steps to address compliance with the 90/10 rule; however, there can be no guarantee that these measures will be adequate to prevent the 90/10 ratio at some or all schools from exceeding 90% in the future.
Change of Control. If one or more of Kaplan’s schools experience a change of control under the standards of applicable state agencies, accrediting agencies or the ED, the applicable schools governed by such agencies must seek the approval of the relevant agencies. A school that undergoes a change of control, which may include a change of control of a school’s parent corporation or other owners, must be reviewed and recertified by the ED and obtain approvals from certain state agencies and accrediting bodies, in some cases prior to the change of control. The standards pertaining to a change of control are not uniform and are subject to interpretation by the respective agencies. Certifications obtained from the ED following a change in control are granted on a provisional basis that permits the school to continue participating in Title IV programs, but provides fewer procedural protections than full certifications. As a result, the ED may withdraw an institution’s provisional certification more easily than if it is fully certified. In addition, the ED may subject an institution on provisional certification status to greater scrutiny in some instances, for example, when it applies for approval to add a new location or program or makes another substantive change.
Standards of Financial Responsibility. An institution participating in Title IV programs must maintain a certain level of financial responsibility as determined under the Higher Education Act and under ED regulations. The ED measures an institution’s financial responsibility by compiling a composite score ranging from 0 to 3.0, pursuant to a formula that incorporates various financial data from annual financial statements submitted to the ED. If an institution fails to achieve a composite score of 1.5 or fails to comply with other financial responsibility standards, then the ED may place conditions on the institution’s participation in the Title IV programs and may require the institution to submit to the ED a letter of credit in an amount of at least 10% to 50% of the institution’s annual Title IV participation for its most recent fiscal year. For the 2013 fiscal year, Kaplan expects KHE to have a composite score of 2.82, based on its own assessment using ED methodology. However, the ED will make its determination once it receives and reviews Kaplan’s audited financial statements for the 2013 fiscal year.
Administrative Capability. The Higher Education Act, as reauthorized, directs the ED to assess the administrative capability of each institution to participate in Title IV programs. The failure of an institution to satisfy any of the criteria used to assess administrative capability may cause the ED to determine that the institution lacks administrative capability and subject the institution to additional scrutiny, deny eligibility for Title IV programs or impose other sanctions. To meet the administrative capability standards, an institution must, among other things:

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

•
Refer to the ED’s Office of the Inspector General any credible information indicating that any student, parent, employee, third-party servicer or other agent of the institution has engaged in any fraud or other illegal conduct involving Title IV programs;

•	Submit in a timely way all required reports and financial statements; and

•	Not otherwise appear to lack administrative capability.
Although Kaplan endeavors to comply with the administrative capability requirements, Kaplan cannot guarantee that it will continue to comply with the administrative capability requirements or that its interpretation or application of the relevant rules will be upheld by the ED or other agencies, or upon judicial review.
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

ED regulations that became effective on July 1, 2011, expanded the requirements for an institution to be considered legally authorized in the state in which it is physically located for Title IV purposes. In some cases, the regulations required states to revise their current requirements and/or to license schools in order for institutions to be deemed legally authorized in those states and, in turn, to participate in the Title IV programs. If the states’ requirements are found not to be in compliance with these ED regulations or if KHE institutions do not receive state approvals where necessary, then the institutions could be deemed to lack the state authorization necessary to participate in the Title IV programs and be subject to loss of Title IV eligibility, repayment obligations and other sanctions. Due to an exemption, Kaplan University’s home state of Iowa does not require Kaplan University to be registered in Iowa. However, to comply with the law, Kaplan University was granted affirmative registration in Iowa. Kaplan believes that all of Kaplan University’s and KHE’s campuses currently meet the ED requirements to be considered legally authorized to provide the programs they offer in the states in which the campuses are located. The ED has stated that it will not publish a list of states that meet, or fail to meet, the state authorization requirements, and it is uncertain how the ED will interpret these requirements in each state.
In addition, the ED regulations that took effect on July 1, 2011, also required institutions offering postsecondary education to students through distance education in a state in which the institution is not physically located, or in which it is otherwise subject to state jurisdiction as determined by the state, to meet any applicable state requirements for it to be legally offering postsecondary distance-education in that state. The regulations required an institution to document upon request by the ED that it had the applicable state approval. In June 2012, the U.S. Court of Appeals for the District of Columbia vacated the regulations with respect to distance education. The Court affirmed an order of a Federal District Court vacating the regulation requiring an institution to meet state requirements in a state in which it has distance education students, but in which it is not physically located or otherwise subject to state jurisdiction. The ED subsequently issued a “Dear Colleague Letter,” acknowledging the court’s decision and stating that the ED would not enforce the requirements of the regulation and commenting that institutions continue to be responsible for complying with all state laws as they relate to distance education. Between February and April 2014, the ED plans to convene a Negotiated Rulemaking Committee to develop proposed regulations on a variety of topics that are expected to include state authorization for programs offered through distance education or correspondence education. We believe that this process may result in new distance-education state authorization requirements that may require Kaplan University to be registered in additional states. Currently, Kaplan University is authorized to offer online instruction or is exempt from authorization in 48 states plus the District of Columbia. If the rules are reinstated or if the ED issues new state authorization rules governing distance education, Kaplan may need to seek additional or revised state authorizations in the future. If Kaplan is unable to obtain the required approvals for distance-education programs, then Kaplan students residing in the state for which approval was not obtained may be unable to receive Title IV funds, which could have a material adverse effect on Kaplan’s business and operations.
Congressional Reauthorization of Title IV Programs. All of the Title IV programs are subject to periodic legislative review and reauthorization. In addition, while Congress historically has not limited the amount of funding available for the various Title IV student loan programs, the availability of funding for the Title IV programs that provide for the payment of grants is primarily contingent upon the outcome of the annual U.S. Federal appropriations process. Congress also can make changes in the laws affecting Title IV programs in those annual appropriations bills and in other laws it enacts between Higher Education Act reauthorizations. In 2008, the Higher Education Act was reauthorized through September 2014. The Senate Health, Education, Labor and Pensions Committee (HELP) and the House Education and the Workforce Committee have begun a series of hearings on reauthorization of the Higher Education Act, but it is not known when Congress will make changes to that statute or to other laws affecting U.S. Federal student aid.
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
U.S. Senate Committee Review.  In the summer of 2010, the Chairman of the HELP Committee commenced an industry-wide review of for-profit higher education institutions. The institutions owned and operated by KHE were included in the scope of this industry-wide review. In July 2012, the majority staff of the Committee issued a final report to conclude the review that included observations and recommendations for federal policy, but did not include or endorse any specific proposed legislation or regulations. The ultimate outcome of the review and any implications for the operation of KHE’s institutions remain unknown.
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
Kaplan cannot predict the extent to which these activities could result in further investigations, legislation or rulemaking affecting its participation in Title IV programs, other governmental actions and/or actions by state agencies or legislators or by accreditors. If any laws or regulations are adopted that significantly limit Kaplan’s participation in Title IV programs or the amount of student financial aid for which Kaplan’s students are eligible, then Kaplan’s results of operations and cash flows would be adversely and materially impacted.
Program Reviews, Audits and Investigations.  Kaplan’s schools are subject to audits or program compliance reviews by various external agencies, including the ED, its Office of the Inspector General and state and accrediting agencies. While program reviews may be undertaken for a variety reasons, they are performed routinely as part of regulatory oversight of institutions that participate in Title IV or state student funding programs. If the ED or another regulatory agency determines that an institution has improperly disbursed Title IV or state program funds or violated a provision of the Higher Education Act or state law or regulations, the affected institution may be required to repay such funds to the ED or the appropriate state agency or lender and may be assessed an administrative fine and be subject to other sanctions. Although Kaplan endeavors to comply with all U.S. Federal and state laws and regulations, Kaplan cannot guarantee that its interpretation of the relevant rules will be upheld by the ED or other agencies, or upon judicial review.
In September 2008, the ED began a program review at KHE’s Broomall, PA, campus. The ED has delayed issuing a final report on this review, pending the completion of a separate inquiry regarding the program from the U.S. Attorney’s Office for the Eastern District of Pennsylvania. In July 2011, Kaplan resolved the inquiry with the U.S. Attorney’s Office. The ED has not yet issued a final report on this review. No assurance can be given that the ED’s final report will not have a significant adverse effect on Kaplan’s ability to continue to operate this school. See further discussion in Item 3. Legal Proceedings.
The ED also began a program review in October 2007 at KHE’s Pittsburgh, PA, location. Kaplan has responded to all requests for information and is cooperating fully in this review. The ED has not yet issued a final report on this review. No assurance can be given that the ED’s final report will not have a significant adverse effect on Kaplan’s ability to continue to operate this school.
In September 2009, the ED began a program review of Kaplan University at its offices in Fort Lauderdale, FL. In May 2012, the ED issued a preliminary report containing several findings that required Kaplan University to conduct additional file reviews and submit additional data. In January 2013, Kaplan submitted a response to the ED’s data request. In December 2013, the ED issued its Final Program Review Report determining that Kaplan University was required to repay a nominal sum.
In addition, in August 2012, the ED notified Kaplan University that it was conducting an offsite program review focused solely on Title IV verification processes, and the ED began this review in September 2012. In November 2012, the ED issued a program review Report containing one finding and requesting that Kaplan University update its verification policy and report on certain students whose verifications were not properly coded. In January 2013, Kaplan submitted a response to the ED confirming that it had taken the actions requested in the ED’s November report. The ED issued a Final Program Review Report in February 2013 indicating that no further action is required for the offsite program review.
In February 2013, the ED conducted a program review of the Franklin Mills, PA, campus. In August 2013, the ED issued its Final Program Review Report, which contained one minor finding with no monetary liability. The issue in the finding has been resolved.
On July 16, 2013, the ED notified KHE that it would conduct a remote program review known as a “desk audit” with respect to the KHE’s Houston campus. The Department's staff will not visit the campus, but instead requested information and data that they can review from their offices. Kaplan has provided that data. The ED has indicated that the period under review is 2008 to the present and will focus on the admission and qualification of Ability to Benefit (ATB) students, who are students without proof of graduation from high school or its equivalent. Consistent with broader KHE policy, the Houston campus has not accepted ATB students since 2009. The review is ongoing, and we do not have a timeline for completion. No assurance can be given that the ED’s final report will not have a significant adverse effect on Kaplan’s ability to continue to operate this school.
In August 2013, the ED conducted a program review of Kaplan’s Mount Washington College (formerly Hesser College) campus in New Hampshire. In September 2013, the ED issued its Final Program Review Report finding no concerns.

Institutional and Programmatic Accreditation.  Accreditation is a process through which an institution submits itself to qualitative review by an organization of peer institutions. Pursuant to the Higher Education Act, the ED relies on accrediting agencies to determine whether the academic quality of an institution’s educational programs is sufficient to qualify the institution to participate in Title IV programs. As noted previously, to remain eligible to participate in Title IV programs, a school must maintain its institutional accreditation by an accrediting agency recognized by the ED. Kaplan’s schools are subject to reviews by the accrediting agencies that accredit them and their educational programs.
In June 2012, the Accrediting Commission of Career Schools and Colleges (ACCSC), a KHE accreditor, issued a notice to three campuses (Baltimore, Dayton and Indianapolis Northwest) to “show cause” as to why their accreditation should not be withdrawn for failure to meet certain student achievement threshold requirements. The Indianapolis Northwest campus responded in October 2012, indicating that this campus will be closing and consolidating into an existing campus, also in Indianapolis. In December 2012, the ACCSC Commission voted to continue the Baltimore and Dayton campuses on “show cause” status. In May 2013, ACCSC agreed to remove the Baltimore and Dayton campuses from “show cause” status and reinstate full accreditation.
In March 2011, Kaplan University’s institutional accreditor, the Higher Learning Commission of the North Central Association of Colleges and Schools (HLC), sent a request to Kaplan University asking for documents and a report detailing Kaplan University’s admissions practices and describing Kaplan University’s compliance with HLC Core Components and policies. Kaplan University complied with this request on April 29, 2011. Kaplan University provided additional information to the HLC in response to a follow-up request received on January 19, 2012. Kaplan University responded to additional requests for follow-up information throughout 2012 and 2013. In February 2014, HLC conducted a focused visit of Kaplan University’s compliance with HLC standards that were part of the original inquiry. There is no date for a formal response or determination from HLC, and Kaplan cannot predict the outcome of this visit or any required changes or issues that may result.
In December 2013, the Council on Occupational Education (COE) put the Nashville, Dallas and San Antonio (Ingram) campuses on probation for failure to meet certain programmatic outcomes for graduation and/or employment. In late 2013 and early 2014, the ED approved the San Antonio (Ingram), Dallas and Nashville campuses' switch to the Accrediting Council for Independent Colleges and Schools (ACICS) as their accrediting agency, and, therefore, COE will cease to be their accreditor. This will moot any issues with COE, and the campuses fully expect to meet all ACICS standards going forward. However, failure to comply with accreditation requirements could result in a revocation of accreditation and a loss of Title IV program participation eligibility.
In an effort to streamline campus accreditation requirements and overall campus management, the KHE Campuses business has begun the process of changing the accreditor of many of its nationally accredited campuses in order to have these institutions accredited by one accrediting agency, ACICS. As of December 2013, ACICS has accredited all of the KHE campuses. However, the ED must approve the change of accreditors for Title IV purposes. While the ED has already approved many of the schools’ accreditation changes, several remain outstanding. Schools are required to carry both accreditors (ACICS and the legacy accreditor) until ED approval of the change is final. Maintaining more than one accreditor can lead to issues of compliance where there are conflicting cohorts or requirements. At this time, KHE Campuses cannot predict when or if the ED will approve the remaining requests to change accrediting agencies.
Programmatic accreditation is the process through which specific programs are reviewed and approved by industry-specific and program-specific accrediting entities. Although programmatic accreditation is not generally necessary for Title IV eligibility, such accreditation may be required to allow students to sit for certain licensure exams or to work in a particular profession or career or to meet other requirements.
Return of Title IV Funds.  ED regulations require schools participating in Title IV programs to calculate correctly and return on a timely basis unearned Title IV funds disbursed to students who withdraw from a program of study prior to completion. These funds must be returned in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. Under ED regulations, failure to make timely returns of Title IV program funds for 5% or more of students sampled in a school’s annual compliance audit could result in a requirement that the school post a letter of credit in an amount equal to 25% of its prior-year returns of Title IV program funds. Currently, none of KHE’s schools is required to post a letter of credit. If unearned funds are not properly calculated and returned in a timely manner, an institution is subject to monetary liabilities, fines or other sanctions.
Test Preparation
In 2013, Kaplan Test Preparation (KTP) included test preparation businesses in pre-college, graduate, health and bar review. KTP also published test preparation and other books through its Kaplan Publishing business. Each of these businesses is discussed below.

Test Preparation.  KTP’s pre-college and graduate businesses prepare students for a broad range of college and graduate school admissions examinations, including the SAT, ACT, LSAT, GMAT, MCAT and GRE. KTP’s health business prepares students for medical and nursing licensure exams, including the USMLE and NCLEX. Kaplan Bar Review offers full-service bar review in 42 states and the District of Columbia, as well as review for the multistate portion of the bar exam nationwide.
KTP delivers courses at numerous locations throughout the U.S., Canada, Puerto Rico, Mexico and London. These courses are taught at more than 60 KTP-branded locations and at numerous other locations such as hotels, schools and universities. KTP also offers courses online, which are delivered in a live online classroom and a self-study format. In addition, KTP licenses material for certain of its courses to third parties and to a Kaplan affiliate, which, during 2013, delivered courses at 64 locations in 21 countries outside the U.S. KTP also offers programs and services, including college admissions examination preparation courses, directly to schools and school districts for students in kindergarten through 12th grade, and customized online programs for children from kindergarten through 8th grade and private tutoring in select markets.
During 2013, KTP enrolled approximately 415,000 students in its courses, including more than 170,000 enrolled in online programs.
Publishing.  Kaplan Publishing focuses on print test preparation resources sold through retail channels. At the end of 2013, Kaplan Publishing had more than 540 products available in print and digital formats, including more than 320 digital products.
Kaplan International
Kaplan International operates businesses in Europe and the Asia Pacific region. Each of these businesses is discussed below.
Europe.  In Europe, Kaplan International operates the following businesses, all of which are based in the U.K. and Ireland: Kaplan UK, Kaplan International Colleges (KIC) and a set of higher education institutions.
The Kaplan UK business in Europe is a provider of training, test preparation services and degrees for accounting and financial services professionals, including those studying for ACCA, CIMA and ICAEW qualifications. In addition, Kaplan UK provides legal and professional training, including the operation of a U.K. law school in collaboration with Nottingham Trent University’s Nottingham Law School. In 2013, Kaplan UK provided courses to approximately 65,000 students, of whom 48,000 were dedicated to accounting and financial services coursework. Kaplan UK is headquartered in London, England, and has 27 training centers located throughout the U.K.
The KIC business comprises a university pathways business and an English-language training business. The university pathways business offers academic preparation programs especially designed for international students who wish to study in English-speaking countries. In 2013, university preparation programs were being delivered in Australia, China, Kurdistan, Nigeria, Singapore, the U.K. and the U.S., servicing 12,000 students in partnership with 50 universities.
The English-language business provides English-language training, academic preparation programs and test preparation for English proficiency exams, principally for students wishing to study and travel in English-speaking countries. KIC operates a total of 42 English-language schools, with 21 located in the U.K., Ireland, Australia, New Zealand and Canada, and 21 located in the U.S., where they operate under the name Kaplan International Centers. During 2013, the English-language business served approximately 59,000 students for in-class English-language instruction provided by Kaplan.
Kaplan also operates three higher education institutions in Europe, located in the U.K. and Ireland. These institutions are Dublin Business School, Holborn College and Kaplan Open Learning. At the end of 2013, these institutions enrolled an aggregate of approximately 7,100 students.
Certain Kaplan International businesses serve a significant number of international students; therefore, the ability to sponsor students from outside the European Economic Area (EEA) and Switzerland to come to the U.K. is critical to these businesses. Pursuant to regulations administered by the United Kingdom Visa and Immigration Department (UKVI), KIC’s university pathways business, Holborn College and Kaplan Financial Limited are required to hold or operate Tier 4 sponsorship licenses to permit international students to come to the U.K. to study the courses they deliver. All of KIC’s English-language schools also have Tier 4 licenses to enable them to teach international students, although, generally, students studying the English language can choose to enter the U.K. on a student visitor visa as opposed to a Tier 4 visa.
Each Tier 4 license holder is also required to have Highly Trusted Sponsor (HTS) status and Educational Oversight accreditation. Without HTS status, effective April 2012, Kaplan International’s schools would not be permitted to issue a Confirmation for Acceptance of Studies (CAS) to potential incoming international students, which is a prerequisite to a student obtaining a Tier 4 student visa. The revised immigration rules also require all private institutions to obtain Educational Oversight accreditation. Educational Oversight requires a current and satisfactory full inspection, audit or review by the appropriate academic standards body. Failure to comply with these new rules has the potential to adversely impact the number of international students studying through Kaplan International.
For Kaplan UK, both Kaplan Financial Limited and Holborn College now have HTS status and Educational Oversight accreditation. Holborn gained “commendable progress” status in The Educational Oversight Annual Monitoring. Kaplan Financial Limited gained “acceptable progress” in the same review. Both Kaplan Financial and Holborn College have successfully renewed their underlying Tier 4 licenses for the period 2013 to 2017.
On December 15, 2011, the U.K. Border Authority (UKBA) conducted a compliance review at Kaplan UK’s Borough High Street Centre in London, England. The review focused on Kaplan UK’s compliance with regulations regarding Tier 4 students, who are non-EEA adult students, seeking to study in the U.K. Kaplan UK fully cooperated with this inquiry, and on October 18, 2012, the UKBA revisited the site to ensure that the changes that Kaplan UK had stated were being implemented had taken place. The UKBA provided verbal communication that the agency was satisfied with the changes that had been made and with the information reviewed. The UKBA also confirmed that its compliance review was complete. Kaplan UK, therefore, has continued to meet the UKVI requirements throughout 2013.
With respect to KIC’s businesses in the U.K., the pathways group of colleges continues to retain HTS and Educational Oversight and all gained the status of “commendable progress” in the QAA Educational Oversight Annual Monitoring. The English-language schools also all have HTS status and have completed annual monitoring achieving “exceeded Expectations” from ISI. One of the most recent embedded pathways colleges within the University of West of England is currently under the host university’s Tier 4 sponsor license and HTS status, but will move toward obtaining Educational Oversight in summer 2014. The pathway college at the University of Brighton now issues its own CAS as a branch of KICL. KIC was the first multiple group to undergo and achieve educational oversight in April 2012. KIC has continued to maintain a favorable track record in its HTS renewals, maintaining high scores in the core measurable requirements. Twelve of the colleges completed their HTS renewals in summer 2013. Three other colleges will undergo their HTS renewals in February 2014 and have met core HTS measurable requirements. In addition, additional renewal applications were made for the core Tier 4 licenses in January 2013. (These licenses are on a four-year cycle.) In connection with these applications, eleven of the colleges had UKBA visits in the fourth quarter of 2013, and no compliance concerns were raised. All Tier 4 licenses were granted with expiry in 2017.
Changes continue to be made to U.K. immigration rules. The UKVI continues to tighten the regulations around sponsoring students from outside the EEA and Switzerland. Changes over the past three years have included the introduction of a rule that restricts to five years the time a sponsored student can spend studying at or above degree level in the U.K. The post-study work visa, which permitted postgraduate students to work in the U.K. without being sponsored, has been closed to new applicants. In addition, sponsored students who do not attend an institution that qualifies as a Higher Educational Institution (HEI), which includes students attending Kaplan UK’s colleges, are no longer permitted to work part time while studying. In 2013, the biggest change was the introduction of a new screening process called a “Credibility Check” for potential students. This interview process can affect the number of visa refusals Kaplan International’s businesses receive, which is a risk factor for loss of the relevant license. However, Kaplan International has not experienced a significant increase in visa refusals. Since the introduction of the new rules, sponsored students are also monitored in terms of their attendance and course progression, and failure to meet thresholds set by the UKVI obliges Kaplan International to withdraw sponsorship and report these students to the UKVI. The introduction of revised immigration rules has negatively impacted Kaplan UK’s enrollment rate in relation to students from outside the EEA and Switzerland.
No assurance can be given that each Kaplan International business in the U.K. will be able to maintain its HTS status and Educational Oversight accreditation. Maintenance of each of these approvals requires compliance with several core metrics that may be difficult to attain. Loss of either HTS status or Educational Oversight accreditation would have a material adverse effect on Kaplan Europe’s operating results.
Asia Pacific. In the Asia Pacific region, Kaplan operates businesses primarily in Singapore, Australia, Hong Kong and China.
In Singapore, Kaplan operates three business units: Kaplan Higher Education, Kaplan Financial and Kaplan Professional. During 2013, the Higher Education and Financial divisions served more than 18,000 students from Singapore and 3,000 students from other countries throughout Asia. Kaplan Professional provided short courses to approximately 15,000 trainees in 2013.
Kaplan Singapore’s Higher Education business provides students with the opportunity to earn bachelor’s and postgraduate degrees in various fields on either a part-time or full-time basis. Kaplan Singapore’s students receive degrees from affiliated educational institutions in Australia and the U.K. In addition, this division offers pre-university and diploma programs.
Kaplan Singapore’s Financial business provides preparatory courses for professional qualifications in accountancy and finance, such as the Association of Chartered Certified Accountants (ACCA) and the Chartered Financial Analyst (CFA). Kaplan Singapore’s Professional business, which is an authorized Workforce Development Agency Continuing Education Training (CET) Centre, provides professionals with various skills training to help them to rejoin the workforce, shift to new careers or catch up with changes that occur in the workplace.
In Australia, Kaplan delivers a broad range of financial services education and professional development courses. In 2013, this business provided courses to approximately 11,500 students through classroom programs and to more than 50,400 students through online or distance-learning programs. In 2012 and 2013, Kaplan Australia underwent significant operational restructuring and now offers its programs through three business units: English Language and Pathways; Vocational Education; and Higher Education.
Kaplan Australia’s English Language and Pathways business is part of KIC, which operates locations in Australia and one location in New Zealand, teaching more than 7,000 students per year. Also included in this division are Murdoch Institute of Technology and Bradford College, which continue to offer pathways education for students wishing to enter university.
The Vocational Education business of Kaplan Australia includes Kaplan Professional Education (KPE) and Franklyn Scholar. KPE offers financial services education programs and continuing professional development courses primarily to a business-to-business market, including major banks and numerous industry sectors. Approximately 43,000 students are taught through KPE each year. Franklyn Scholar offers a wide range of custom-developed programs to business clients. More than 15,500 students are taught through Franklyn Scholar each year.
The higher education business of Kaplan Australia comprises Kaplan Online Higher Education (KOHE) and Kaplan Business School (KBS), which offer diploma, bachelor’s and master’s degree programs. KBS has recently opened a new school in Brisbane and now operates in four states in Australia, teaching approximately 1,300 students each year. KOHE teaches approximately 400 students annually in postgraduate courses primarily in the financial services sector. KBS and KOHE launched an MBA program in 2013 and have enrolled approximately 100 students in the new program.
Kaplan Australia announced the closure of the Carrick group of schools in 2013. Certain of Carrick's higher education, English-language and vocational programs have been transferred to other Kaplan Australia businesses. All Carrick students have either been transferred to other Kaplan Australia schools or to third-party schools, or are being taught until the completion of the programs in which they are enrolled and then the programs will be discontinued.
In Hong Kong, Kaplan offers a comprehensive array of programs, ranging from language education and standardized test preparation to corporate and financial training and higher education degree courses. During 2013, Kaplan’s Hong Kong business provided courses to approximately 8,000 students. In 2013, new enrollments were suspended at Kaplan Business and Accountancy School due to insufficient enrollments and unfavorable market conditions.
In China, in addition to its extensive university preparation programs, Kaplan delivers A-Level programs and cooperates with several Chinese universities to provide ACCA training programs to the students.
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
Cable Operations
Through its subsidiary Cable One, Inc. (Cable ONE), the Company owns and operates cable systems that provide video, Internet and voice service to subscribers in 18 midwestern, western and southern states. At the end of 2013, Cable ONE provided cable service to approximately 538,894 video subscribers, representing about 36% of the 1,449,971 homes passed by the systems, had approximately 472,631 subscriptions to high-speed data (HSD) service and 177,483 subscriptions to VoIP (digital voice) service.
Regulation of Cable and Related Matters
Cable ONE’s cable, Internet and voice operations are subject to various requirements imposed by the U.S. local, state and Federal governmental authorities. The regulation of certain cable rates pursuant to procedures established by Congress has negatively affected Cable ONE’s revenue. Certain other legislative and regulatory matters discussed in this section also have the potential to adversely affect Cable ONE’s cable, Internet and voice businesses.
Cable
U.S. Federal law requires or authorizes the imposition of a wide range of regulations on cable operations.
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
Rate Regulation. FCC regulations prohibit local franchising authorities or the FCC from regulating the rates that cable systems charge for certain levels of video cable service, equipment and service calls when those cable systems are subject to “effective competition.” The FCC has confirmed that some of the cable systems owned by Cable ONE fall within the effective-competition exemption. Nevertheless, monthly subscription rates charged for the basic tier of cable service, as well as rates charged for equipment rentals and service calls for many of Cable ONE’s cable systems, remain subject to regulation by local franchising authorities in accordance with FCC rules.
“Must-Carry” and Retransmission Consent. U.S. Federal law provides that a television broadcast station may, subject to certain limitations, insist on carriage of its signal on cable systems located within the station’s prescribed area. As a result, certain of Cable ONE’s cable systems must carry broadcast stations that they might not otherwise have elected to carry.
In other cases, Cable ONE has been required to provide consideration to broadcasters to obtain retransmission consent, such as commitments to carry other program services offered by a station or an affiliated company, to purchase advertising on a station or to provide advertising availabilities on cable to a station, or to provide cash compensation. This development results in increased operating costs for cable systems, which ultimately increases the rates cable systems charge subscribers. Recent public retransmission consent disputes between broadcasters and cable providers may prompt the FCC or Congress to impose new requirements in this area, which could affect our business.
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
U.S. Federal Copyright Issues. The U.S. Federal Copyright Act of 1976, as amended, gives cable systems the ability, under certain terms and conditions and assuming that any applicable retransmission consents have been obtained, to retransmit the signals of television stations pursuant to a compulsory copyright license.
The U.S. Federal Copyright Office is considering requests for clarification and revisions of certain cable compulsory copyright license reporting requirements, and from time to time, other revisions to the cable compulsory copyright rules are considered. Cable ONE cannot predict the outcome of any such inquiries. However, it is possible that changes in the rules or copyright compulsory license fee computations or compliance procedures could have an adverse effect on its business by increasing copyright compulsory license fee costs or by causing Cable ONE to reduce or discontinue carriage of certain broadcast signals that it currently carries on a discretionary basis.
Telephone Company Competition. U.S. Federal law permits telephone companies to offer video programming services. Over the past decade, telephone companies have pursued multiple strategies to enter the market for the delivery of multichannel video programming services, such as partnering with direct broadcast satellite (DBS) operators or obtaining local franchise agreements. Increased competition from telephone companies that provide competing services could have a material effect on Cable ONE’s business.
“Over-the-Top” Video Programming. The continued proliferation of broadband services in the U.S. has enabled cable programmers and broadcast television stations to “stream” their video content to consumers over the Internet. Although the Company has benefited generally from the growth in broadband due to its role as a provider of broadband services, the continued and growing availability of cable programming and broadcast television content on the Internet may result in less demand for the Company’s cable service offering. Some providers of cable service are marketing their own version of “over-the-top” video programming, thus enabling their subscribers to access cable programming outside of their home or business. In addition, online video distributors and other over-the-top video distributors have begun to stream broadcast programming over the Internet. Broadcasters have challenged this practice, and the U.S. Supreme Court has agreed to review the legality of this practice. The Company cannot predict how widespread these practices may become or the extent to which the integrated functionality and ease of use of the cable platform will continue to appeal to the majority of its subscribers. Cable ONE will be purchasing set-top devices that will allow its customers to access Internet content on their televisions.
Wireless Services.  Beginning in 2004, the FCC adopted rule changes that allowed the 2.5 GHz band to be used for nonvideo services and permitted transmitters to be deployed in cellular patterns. As a result of FCC rule changes that began in 2004, the 2.5 GHz and other frequency bands, including the 1.7 GHz and 2.1 GHz bands in which the FCC auctioned spectrum in 2006, are now being adopted for the delivery of two-way broadband digital data and high-speed Internet access services capable of covering large areas.
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
In 2008, the FCC auctioned additional spectrum in the 700 MHz band, which historically has been used for television broadcasting, and it is expected that this additional spectrum will be used to deliver broadband, video and other services to mobile devices. Although it is not yet clear what effect, if any, the increased availability of mobile video services will have on the cable industry, these developments likely will increase the number of competitive alternatives to Cable ONE’s services.
The FCC is in the process of establishing rules to auction additional spectrum, including spectrum currently in the television broadcast band, for use by wireless broadband providers. These rules will provide for both the auction of spectrum and a “repacking,” whereby the FCC would require certain broadcast stations to move to new channel allotments so as to free up a nationwide block of spectrum for wireless broadband use. The availability of more spectrum to enable wireless video services over time will create additional competitive alternatives to cable services. The FCC has indicated the incentive auction will take place in mid-2015, but the Company cannot predict when this will occur or the effect it may have on Cable ONE.
Set-Top Boxes. Congress, the FCC and other government agencies have for some time been developing and implementing regulations that affect the types of set-top boxes that cable operators can lease or deploy to their subscribers. In 2010, for example, the FCC initiated a regulatory proceeding to consider whether it should require all multichannel video program distributors, which include cable operators, to develop and provide a new, universal set-top box solution that allows access to both online and traditional video.
In 2011, the FCC initiated a rulemaking proceeding to review a rule prohibiting encryption of the basic service tier. In 2012, the FCC amended its rules to allow cable operators to encrypt the basic service tier in all-digital cable systems if they comply with certain consumer-protection measures.
Also in 2012, the FCC clarified and waived until June 3, 2014, the “open industry standard” that requires cable set-top boxes to include a recordable, Internet Protocol (IP)-based output. Although these requirements are expected to impose costs on cable operators, they now have additional time in which to comply.
Most recently, in January 2013, the Department of Energy tentatively designated set-top boxes and network equipment as covered consumer products and proposed to adopt a new test procedure for set-top boxes as part of its Energy Conservation Program for Consumer Products and Certain Commercial and Industry Equipment. Imposing energy conservation regulations on cable industry products could impede innovation and upgrades in set-top boxes and be costly to the cable industry. The Company cannot predict when, whether or to what extent any of the issues will be resolved or how they will affect its operations.
Disability Access. In September 2010, Congress passed the Twenty-First Century Communications and Video Accessibility Act (CVAA). The CVAA directs the FCC to impose additional accessibility requirements on cable operators. For example, cable operators that serve 50,000 or more subscribers must provide 50 hours of video description per calendar quarter, during prime time or on children’s programming, on each channel on which they carry one of the top five national nonbroadcast networks. In addition, cable operators of all sizes must pass through video description that is provided for each broadcast station or nonbroadcast network that they carry. Compliance imposes certain costs on the Company. The CVAA also directs the FCC to adopt rules to help ensure that persons with disabilities have access to video programming and related information. The Company cannot predict the extent to which these new requirements may impose new costs on the Company.
Other Requirements. The FCC regulates various other aspects of cable operations, including certain terms for commercial leased access, signal leakage, distant broadcast station signals and technical standards. The Company cannot predict whether, when or to what extent changes to these and other regulations may affect its operations or costs.
Internet Access Services
Broadband Internet access service, which Cable ONE currently offers on virtually all of its cable systems, is classified as an “information service” in the U.S. As a result, Internet access service is not subject to the full panoply of regulations that applies to “cable services” or “telecommunications services” under the U.S. Federal Communications Act of 1934, as amended (the Communications Act), nor is it subject to state or local government regulation.
Although broadband Internet access service is not regulated, regulations that distinguish between interference with subscriber access and reasonable network management are evolving and, over time, could begin to interfere with Cable ONE’s ability to manage its network or provide services to its subscribers. In 2010, the FCC imposed certain “net neutrality” obligations on providers of broadband Internet access services. In January 2014, a federal court vacated the anti-discrimination and anti-blocking requirements of the FCC’s net neutrality obligations, but left the disclosure requirements in place. The Company cannot predict whether there will be any further legal, regulatory, or legislative action with respect to net neutrality. Imposition of new net neutrality obligations could cause the Company to incur certain compliance costs.
Although not specifically regulated as a service, broadband Internet access service is subject to many of the same U.S. Federal and state privacy laws that apply to other electronic communications. These include the U.S. Federal Electronic Communications Privacy Act, which addresses interceptions of electronic communications that are in transit; the Stored Communications Act, which addresses acquisitions of electronic data in storage; and other Federal and state privacy laws and regulations. As the collection and use of consumer data becomes more prevalent in the communications industry, the Company’s compliance obligations may grow. We cannot predict whether, when or to what extent these obligations may impose costs on Cable ONE's business.
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
The FCC has held that VoIP services are IP-enabled services, which are interstate in nature and thus subject exclusively to the FCC’s U.S. Federal jurisdiction. This decision was upheld on appeal, although the FCC has an ongoing proceeding to consider whether VoIP services provided by cable companies and others are properly classified as an “information service,” “telecommunications service” or some other new category of service. This determination, once made, could have numerous regulatory implications for cable companies that provide VoIP services, including Cable ONE. Although the FCC has yet to ascribe a regulatory definition to VoIP services, the FCC nevertheless has imposed a number of obligations on interconnected VoIP service providers, some of which are discussed more fully below.
Emergency 911 Services. The FCC has ruled that an interconnected VoIP service provider that enables its customers to make calls to and receive calls from persons who use the public switched telephone network must provide its customers with the same enhanced 911 (E911) features that traditional telephone and wireless companies are obligated to provide. This requirement was upheld on appeal. The FCC is currently assessing whether additional rules related to the provision of E911 services by interconnected VoIP service providers should be adopted.
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
Intercarrier Compensation. The order and new rules adopted by the FCC in 2011 in connection with universal service reform also addressed intercarrier compensation and specified that “VoIP-PSTN traffic,” that is, traffic exchanged over public switched telephone network facilities that originates and/or terminates in IP format, which includes interconnected VoIP traffic, is subject to intercarrier compensation obligations either on the basis of specified default charges or through negotiated rates. The FCC’s order is the subject of both reconsideration requests and appeals, and Cable ONE cannot predict the outcome of these actions. Future FCC determinations regarding the rates, terms and conditions for transporting and terminating such traffic could have a profound and material effect on the profitability of providing voice and Internet services.
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
Service Discontinuance and Outage Obligations. In 2009, the FCC adopted rules subjecting providers of interconnected VoIP services to the same service discontinuance requirements applicable to providers of wireline telecommunication services. In 2012, the FCC adopted mandatory outage reporting requirements for interconnected VoIP service providers, which apply when customers of interconnected VoIP service lose service or connectivity and, as a result, are unable to access 911 service. Along with other FCC actions described in this section, which impose legacy telecom obligations on interconnected VoIP providers, this development will subject the Company’s interconnected VoIP services to greater regulation and, therefore, greater burdens and costs.
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
Regulatory Reform. The FCC recently initiated proceedings to address requests to end or alter regulation of certain traditional telecommunications networks. The requests ask the FCC to take a variety of actions to change the nature and manner in which these networks are regulated. The issues raised in these requests are driven in part by changes in technology. The Company cannot predict whether or to what extent the FCC will act on these requests or how that will affect the Company’s business.

Rural Calling Issues. The FCC recently adopted new rules to combat problems with the completion of long-distance calls to rural areas. The new rules apply detailed record keeping, record retention and reporting requirements on all voice providers, including VoIP service providers, subject to certain exceptions. The rules also prohibit VoIP service providers (and other voice providers) from using false audible ringing when originating calls. Compliance with these new rules could have the effect of increasing the cost of providing VoIP services.
Reporting Requirements for Special Access Services. The FCC has initiated a proceeding to collect certain data to evaluate its special access rules. As part of that proceeding, the FCC has imposed a mandatory data collection obligation on all providers and purchasers of special access services as well as some entities that provide best efforts business broadband Internet access services, which includes Cable ONE. Cable ONE cannot predict whether or how compliance with the data collection requirements will affect its operations and business.
Television Broadcasting
Post–Newsweek Stations, Inc. (PNS), a subsidiary of the Company, owns six television stations located in Houston, TX; Detroit, MI; Miami, FL; Orlando, FL; San Antonio, TX; and Jacksonville, FL. The following table sets forth certain information with respect to each of the Company’s television stations:

Station Location and Year Commercial Operation Commenced	National Market Ranking (a)	Primary Network Affiliation	Expiration Date of FCC License (b)	Expiration Date of Network Agreement	Total Commercial Stations in DMA (c)
KPRC, Houston, TX, 1949	10th	NBC	Aug. 1, 2014	Dec. 31, 2016	14

WDIV, Detroit, MI, 1947	11th	NBC	Oct. 1, 2013	Dec. 31, 2016	8

WPLG, Miami, FL, 1961	16th	ABC	Feb. 1, 2021	Dec. 31, 2015	13

WKMG, Orlando, FL, 1954	18th	CBS	Feb. 1, 2021	Apr. 6, 2015	13

KSAT, San Antonio, TX, 1957	36th	ABC	Aug. 1, 2014	Dec. 31, 2015	11

WJXT, Jacksonville, FL, 1947	48th	None	Feb. 1, 2021	—	7
 _________________________________________________________________________________
(a)    Source: 2013/2014 DMA Market Rankings, Nielsen Media Research, fall 2013, based on television homes in DMA (see note (c) below).
(b)    A license renewal application was timely filed for WDIV.
(c)    Designated Market Area (DMA) is a market designation of A.C. Nielsen that defines each television market exclusive of another, based on measured viewing patterns.
Revenue from broadcasting operations is derived primarily from the sale of advertising time to local, regional and national advertisers. In 2013, advertising revenue accounted for 86% of the total for PNS’s operations. Advertising revenue is sensitive to a number of factors, some specific to a particular station or market and others more general in nature. Some examples include a station’s audience share and market ranking; seasonal fluctuations in demand for air time; annual or biannual events, such as sporting events and political elections; and broader economic trends.
Regulation of Broadcasting and Related Matters
PNS’s television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act. Each PNS television station holds an FCC license that is renewable upon application for an eight-year period.
Digital Television (DTV) and Spectrum Issues.  Each PNS station (and each full-power television station nationwide) now broadcasts only in digital format, which allows transmission of HDTV programming, multiple channels of standard-definition television programming (multicasting) and subchannels of programming designed for reception by mobile devices (mobile DTV). PNS, along with other broadcasting companies, has been actively pursuing the use of digital spectrum to provide mobile DTV to consumers, in partnership with consumer electronics manufacturers and others.
Television stations may receive interference from a variety of sources, including interference from other broadcast stations, that is below a threshold established by the FCC. That interference could limit viewers’ ability to receive television stations’ signals. The amount of interference to stations might increase in the future because of the FCC’s decision to allow electronic devices, known as “white space” devices, to operate in the television frequency band on an unlicensed basis on channels not used by nearby television stations.
Congress has authorized reallocation of spectrum for use by wireless broadband providers, including substantial amounts of spectrum currently in the television broadcast band. Congress has authorized incentive auctions whereby the FCC would auction spectrum relinquished by broadcast television stations in exchange for a share of the auction revenues. The FCC commenced a rulemaking proceeding in October 2012 to consider, among other things, how the incentive auction process should work and how the FCC should conduct a “repacking,” whereby the FCC would require certain stations to move to new channel allotments so as to free up a nationwide block of spectrum for wireless broadband use. The repacking and incentive auction process are subject to certain requirements established by Congress in legislation enacted in February 2012. The FCC’s implementation of this legislation in the repacking and incentive auction process could have an adverse effect on the Company. For example, a repacking could result in PNS stations having smaller service areas and/or receiving more interference than they do currently. Stations moving to new channels also could incur significant expense. The legislation requires that stations be compensated for the expenses of moving to a new channel from spectrum auction proceeds. The Company cannot predict whether a repacking will occur, what effect it will have on the PNS stations’ coverage or whether the PNS stations will be fully compensated for expenses that they incur in connection with a repacking.
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
Stations that elect retransmission consent may negotiate for compensation from cable or DBS systems in exchange for the right to carry their signals. Each of PNS’s television stations is being carried on all of the major cable and DBS systems serving each station’s respective local market, pursuant to retransmission consent agreements.
In March 2011, the FCC initiated a rulemaking seeking comments on changes to the FCC’s retransmission consent and exclusivity rules, many of which had been proposed by cable and DBS operators, such as authorization for “interim carriage” of a broadcaster’s signal by cable and DBS operators after the broadcaster’s grant of retransmission consent has expired. Broadcasters opposed many of the proposed rule changes. Changes to the retransmission consent and/or exclusivity rules could materially affect the PNS stations’ (and Cable ONE’s cable systems’) bargaining leverage in future retransmission consent negotiations, and the Company cannot predict the net effect that such an order would have. Congress may also pass legislation that would affect the must-carry/retransmission consent regime.
Under the U.S. Federal Satellite Television Extension and Localism Act (STELA), the statutory copyright license for satellite carriage of distant broadcast television signals was extended through December 31, 2014. The Company cannot predict whether this distant signal copyright will be extended again, nor can it predict whether or how Congress may otherwise change the communications or copyright regimes in connection with any related legislation. The net effect that changes to these regimes would have on the Company’s cable and broadcast operations, or on the Company overall, cannot be predicted.
Ownership Limits. The Communications Act and the FCC’s rules limit the number and types of media outlets in which a single person or entity may have an attributable interest. Among other restrictions, the FCC’s local television ownership rule generally prohibits one company from owning two television stations in the same market unless there would remain at least eight independently owned full-power television stations in that market, and at least one of the commonly owned stations is not among the top-four-ranked television stations in that market. In addition, by statute, a single person or entity may have an attributable interest in an unlimited number of television stations nationwide, as long as the aggregate audience reach of such stations does not exceed 39% of nationwide television households and as long as the interest complies with the FCC’s other ownership restrictions.
The FCC also restricts so-called “cross-ownership” of newspapers and broadcast stations within a market.
In December 2011, the FCC issued a notice of proposed rulemaking, proposing to retain the local television ownership rule, seeking comment on a possible waiver standard for smaller markets and proposing a modest relaxation of the newspaper/broadcast rule. The notice also addresses the FCC’s radio ownership and radio/television cross-ownership rules, and it asks about shared services agreements and local news agreements, including whether such arrangements should be attributable for purposes of the ownership rules. The proceeding is pending, and it is not possible to predict its outcome, but changes to the FCC’s ownership rules could affect PNS’s operations.
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
In April 2012, the FCC adopted a rule that requires television stations to submit electronically most of their public inspection files to the FCC, for hosting on the FCC’s website. The National Association of Broadcasters (NAB) has challenged the rule in the U.S. Court of Appeals for the D.C. Circuit; the appeal is being held in abeyance, pending the FCC’s consideration of a petition for reconsideration of the rule change. The rule could affect PNS’s operations and regulatory compliance costs.
The FCC has other regulations and policies to ensure that broadcast licensees operate in the public interest, including rules requiring the closed-captioning of programming to assist television viewing by the hearing impaired; video description rules to assist television viewing by the visually impaired; rules concerning the captioning of video programming distributed via the Internet; rules concerning commercial loudness; and a rule requiring station licensees to provide equal opportunity in employment to all qualified job applicants and prohibiting discrimination against any person based on race, color, religion, national origin or gender. Compliance with these rules imposes additional costs on the PNS stations that could affect PNS’s operations.
Political Advertising. The FCC regulates the sale of advertising by PNS’s stations to candidates for public office and imposes other restrictions on the broadcast of political announcements more generally. The application of these regulations may limit the advertising revenues of PNS’s television stations during the periods preceding elections.
Broadcast Indecency.  The FCC’s policies prohibit the broadcast of indecent and profane material during certain hours of the day, and the FCC regularly imposes monetary forfeitures when it determines that a television station violated that policy. Broadcasters have repeatedly challenged these rules in court, arguing, among other things, that the FCC has failed to justify its indecency decisions adequately, that the FCC’s policy is too subjective to guide broadcasters’ programming decisions and that its enforcement approach otherwise violates the First Amendment. In June 2012, the U.S. Supreme Court held that certain fines against broadcasters for “fleeting expletives” were unconstitutional because the FCC failed to provide advance notice to broadcasters of what the FCC deemed to be indecent, but it also upheld the FCC’s authority to regulate broadcast decency. This ruling could result in additional regulatory risks. The FCC is currently reconsidering its indecency policies.
The FCC is conducting proceedings concerning various matters in addition to those described in this section. The outcome of these proceedings and other matters described in this section could adversely affect the profitability of PNS’s television broadcasting operations.
Other Activities
The Slate Group
The Slate Group LLC (The Slate Group) publishes Slate, an online magazine, and additional websites. Slate features articles analyzing news, politics and contemporary culture and adds new material on a daily basis. Content is supplied by the magazine's own editorial staff, as well as by independent contributors. As measured by The Slate Group, Slate had an average of more than 20 million unique visitors per month and averaged more than 110 million page views per month across desktop and mobile platforms in 2013. The Slate Group also publishes The Root, an online magazine focused on issues of importance to African Americans and others interested in black culture, offering daily news and provocative commentary on politics and culture. The Slate Group owns an interest in E2J2 SAS, a company incorporated in France that produces two French-language news magazine websites at slate.fr and slateafrique.com. The Slate Group provides content, technology and branding support.
The FP Group
The FP Group produces Foreign Policy magazine and the ForeignPolicy.com website, which cover developments in national security, international politics, global economics and related issues. The site features blogs, unique news content and specialized channels and newsletters focusing on regions and topics of interest. The FP Group provides insight and analysis into global affairs for government, military, business, media and academic leaders. FP Events also produces a growing range of live programs, bringing together government, military, business and investment leaders to discuss important regional and topical developments and their implications.
Trove
Trove, formerly WaPo Labs, is a digital innovation team that builds products and technologies in the news space. In 2013, Trove focused on developing its flagship product, in addition to working with the Company’s media properties. The new Trove site was launched in January 2014. Trove.com is a new product that streams news from thousands of sources so readers can follow topics, pick stories to highlight for others and get the top news stories, chosen by people who share their interests.

SocialCode
Social Code LLC (SocialCode) is a social-media marketing technology company helping companies maximize their marketing efforts on social-media platforms such as Facebook, Twitter, LinkedIn, Instagram and Pinterest.
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
Forney Corporation
Forney Corporation (Forney) is a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications. Forney’s headquarters is located in Texas, and its manufacturing plant is in Monterrey, Mexico. Forney's customers include power plants and industrial systems around the world.
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
Cable systems operate in a highly competitive environment. In addition to competing with over-the-air reception, cable systems face competition from various other forms of video program delivery systems, including DBS services, telephone companies and the Internet. Certain of the Company’s cable systems also have been partially or substantially overbuilt, using conventional cable system technology, by various small to mid-sized independent telephone companies that typically offer Internet and telephone service, as well as basic cable service. Local telephone companies compete with cable systems in the delivery of high-speed Internet access by providing DSL service. In addition, on their own or via strategic partnerships with DBS operators that permit telephone companies to package the video programming services of DBS operators with telephone companies’ own DSL service, some telephone companies are competing with the video programming and Internet services being offered by existing cable systems. Satellite-delivered broadband and high-powered WiMAX services will increasingly provide competition to Cable ONE. Video programming, including broadcast programming, is becoming more available on the Internet, where viewers can watch programming for free, as well as access pay-per-view offerings. Cable ONE distinguishes itself from its competition by providing excellent local customer service and consistently attaining very high levels of customer satisfaction.
PNS competes for audiences and advertising revenues with television and radio stations, cable systems and video services offered by telephone companies serving the same or nearby areas; with DBS services; and, to a lesser degree, with other media, such as newspapers and magazines. Cable systems operate in substantially all of the areas served by the Company’s television stations, where they compete for television viewers by importing out-of-market television signals; by distributing pay-cable, advertiser-supported and other programming that is originated for cable systems; and by offering movies and other programming on a pay-per-view basis. In addition, DBS services provide nationwide distribution of television programming, including pay-per-view programming and programming packages unique to DBS, using digital transmission technologies. The Company’s television stations may also become subject to increased competition from low-power television stations, wireless cable services and satellite master antenna systems, which can carry pay-cable and similar program material. In addition, movies and television programming are available free of charge on the websites of the major TV networks, as well as on the advertising-supported website Hulu.
The home health and hospice industries are extremely competitive and fragmented, consisting of both for-profit and non-profit companies. Celtic competes primarily with privately owned and hospital-operated home health and hospice service providers.

Executive Officers
The executive officers of the Company, each of whom is elected annually by the Board of Directors, are as follows:
Donald E. Graham, age 68, has been Chairman of the Board of the Company since September 1993 and Chief Executive Officer of the Company since May 1991. Mr. Graham served as President of the Company from May 1991 until September 1993 and prior to that had been a Vice President of the Company for more than five years. Mr. Graham also served as Publisher of the Post from 1979 until September 2000 and as Chairman of the Post from September 2000 to February 2008.
Veronica Dillon, age 64, became a Senior Vice President of the Company in June 2008 and Vice President, General Counsel and Secretary of the Company in January 2007. Ms. Dillon began her career with the Company in January 1991 as corporate counsel at Kaplan, Inc. She was subsequently named General Counsel at Kaplan in June 1995 and then served as Kaplan’s Chief Administrative Officer, beginning in December 2003.
Hal S. Jones, age 61, became Chief Financial Officer of the Company in January 2009 and Senior Vice–President Finance of the Company in November 2008. He had most recently been Chief Executive Officer of Kaplan Professional, responsible for Kaplan’s professional businesses in financial services, real estate, technology and engineering in the U.S. and the U.K. Mr. Jones has spent 23 years at the Company and Kaplan, serving in a variety of senior management positions with a focus on finance, auditing and accounting.
Ann L. McDaniel, age 58, became Senior Vice President–Human Resources of the Company in June 2008 and was formerly Vice President–Human Resources of the Company since September 2001. She served as Managing Director of Newsweek, Inc., from January 2008 until the sale of Newsweek magazine in September 2010. Ms. McDaniel had previously served as Senior Director of Human Resources of the Company since January 2001 and before that held various editorial positions at Newsweek.
Gerald M. Rosberg, age 67, became Senior Vice President–Planning and Development of the Company in June 2008 and was formerly Vice President–Planning and Development of the Company since February 1999. He had previously served as Vice President–Affiliates at the Post, a position he assumed in November 1997. Mr. Rosberg joined the Company in January 1996 as the Post’s Director of Affiliate Relations.
Wallace R. Cooney, age 51, became Vice President–Finance and Chief Accounting Officer of the Company in June 2008. Mr. Cooney joined the Company in 2001 as Controller and prior to that had been with Gannett Co., Inc. and Price Waterhouse LLP.
Employees
The Company and its subsidiaries employ approximately 14,000 people on a full-time basis.
Worldwide, Kaplan employs approximately 10,300 people on a full-time basis. Kaplan also employs substantial numbers of part-time employees who serve in instructional and administrative capacities. During peak seasonal periods, Kaplan’s part-time workforce exceeds 13,000 employees. In the U.S., U.K. and Canada, an aggregate of 180 Kaplan employees is represented by a union.
Cable ONE has approximately 2,077 full-time employees, none of whom is represented by a union.
PNS has approximately 914 full-time employees, of whom about 124 are union-represented. Of the seven collective bargaining agreements covering union-represented employees, one has expired and is being renegotiated. Four collective bargaining agreements will expire in 2014.
Celtic has approximately 310 full-time and 47 part-time employees, none of whom is represented by a union.
Forney has approximately 125 full-time employees, of whom 38 are union-represented.
The parent Company has approximately 170 full-time employees. Each of the following—The Slate Group, FP Group and SocialCode—employs fewer than 100 persons. None of these units’ employees is represented by a union.
Forward-Looking Statements
All public statements made by the Company and its representatives that are not statements of historical fact, including certain statements in this Annual Report on Form 10-K and elsewhere in the Company’s 2013 Annual Report to Stockholders, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include comments about the Company’s business strategies and objectives, the prospects for growth in the Company’s various business operations and the Company’s future financial performance. As with any projection or forecast, forward-looking statements are subject to various risks and uncertainties, including the risks and uncertainties described in Item 1A of this Annual Report on Form 10-K, that could cause actual results or events to differ materially from those anticipated in such statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by or on behalf of the Company. The Company assumes no obligation to update any forward-looking statement after the date on which such statement is made, even if new information subsequently becomes available.
Available Information
The Company’s Internet address is ghco.com. The Company makes available free of charge through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, definitive proxy statements on Schedule 14A and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with the Securities and Exchange Commission (SEC). In addition, the Company’s Certificate of Incorporation, its Corporate Governance Guidelines, the Charters of the Audit and Compensation Committees of the Company’s Board of Directors and the codes of conduct adopted by the Company and referred to in Item 10 of this Annual Report on Form 10-K are all available on the Company’s website; printed copies of such documents may be obtained by any stockholder upon written request to the Secretary, Graham Holdings Company at 1150 15th Street, NW, Washington, DC 20071. The contents of the Company’s website are not incorporated by reference into this Form 10-K and shall not be deemed “filed” under the Securities Exchange Act of 1934.
The SEC website (www.sec.gov) contains the reports, proxy statements and information statements, and other information regarding issuers that file electronically with the SEC. Also, the public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
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

•
Failure to Comply With Statutory and Regulatory Requirements Could Result in Loss of Access to U.S. Federal Student Loans and Grants Under Title IV, a Requirement to Pay Fines or Monetary Liabilities or Other Sanctions

To maintain Title IV eligibility, each group of schools combined into an OPEID unit must comply with the extensive statutory and regulatory requirements of the Higher Education Act and other laws relating to its financial aid management, educational programs, financial strength, facilities, recruiting practices and various other matters. Failure to comply with these requirements could result in the loss or limitation of the eligibility of one or more of the KHE schools to participate in Title IV programs, a requirement to pay fines or to repay Title IV program funds, a denial or refusal by the ED to consider a school’s application for renewal of its certification to participate in the Title IV programs or for approval to add a new campus or educational program, a requirement to submit a letter of credit, the imposition of civil or criminal penalties or other sanctions. No assurance can be given that the Kaplan schools and programs currently participating in Title IV programs will maintain their Title IV eligibility, accreditation and state authorization in the future or that the ED might not successfully assert that one or more of such schools or programs have previously failed to comply with Title IV requirements. The loss of Title IV eligibility by either (1) the single OPEID unit that includes Kaplan University or (2) a combination of other OPEID units would have a material adverse effect on Kaplan’s operating results.

•	Program Reviews, Audits, Investigations and Other Reviews of KHE Schools Could Result in Findings of Failure to Comply With Statutory and Regulatory Requirements
KHE schools are subject to program reviews, audits, investigations and other compliance reviews conducted by various regulatory agencies and auditors, including, among others, the ED, the ED's Office of the Inspector General, accrediting bodies and state and various other agencies, as well as annual audits by an independent certified public accountant of each OPEID unit’s compliance with Title IV statutory and regulatory requirements. These compliance reviews can result in findings of noncompliance with statutory and regulatory requirements that can, in turn, result in proceedings to impose fines, liabilities, civil or criminal penalties or other sanctions against the school, including loss or limitation of its eligibility to participate in Title IV programs. Certain KHE schools are the subject of ongoing compliance reviews and lawsuits related to their compliance with statutory and regulatory requirements and may be subject to future compliance reviews.

KHE schools also have been, and may in the future be, subject to complaints and lawsuits by present or former students or employees or other persons related to compliance with statutory, common law and regulatory requirements that, if successful, could result in monetary liabilities or fines or other sanctions.

•
Reductions in the Amount of Funds Available to Students, Including Under Title IV Programs, in KHE Schools, Changes in the Terms on Which Such Funds Are Made Available or Loss or Limitation of Eligibility to Receive Such Funds, Could Have a Material Adverse Effect on Kaplan’s Business and Operations

During the Company’s 2013 fiscal year, funds provided under the student financial aid programs created under Title IV accounted for approximately $819 million of the revenues of the schools in KHE. Any legislative, regulatory or other development that has the effect of materially reducing the amount of Title IV financial assistance or other funds available to the students of those schools would have a material adverse effect on Kaplan’s business and operations. In addition, any development that has the effect of making the terms on which Title IV financial assistance or other funds are available to students of those schools materially less attractive could have a material adverse effect on Kaplan’s business and operations.

•	Regulatory Changes Could Have a Material Adverse Effect on Kaplan’s Business and Operations
The implementation of new Title IV and other regulations required Kaplan to change its practices to comply with new requirements and has increased its administrative costs and overall risk. The changes to its practices or its inability to comply with the final regulations could have a material adverse effect on Kaplan’s business and results of operations. Moreover, the ED or other U.S. or international regulatory bodies could implement new regulations or amend existing regulations in a manner that could have a material adverse effect on Kaplan’s business and results of operations.

•	Changes To The Regulations Regarding Incentive Compensation Make It Difficult for Kaplan to Attract Students and Retain Qualified Personnel and Adds Compliance Risk
Under the incentive compensation rule, an institution participating in the Title IV programs may not provide any commission, bonus or other incentive payment to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV funds if such payment is based directly or indirectly on success in securing enrollments or financial aid. On July 1, 2011, regulations went into effect that amended the incentive compensation rule by reducing the scope of permissible payments under the rule and expanding the scope of payments and employees subject to the rule. KHE modified some of its compensation practices as a result of the revisions to the incentive compensation rule. Due to a lack of clear guidance from the ED, KHE cannot assure that these modifications will in all cases be found to be in compliance with the ED's interpretation of the regulations. Additionally, these changes to compensation arrangements make it difficult to attract students and to provide adequate incentives to promote superior job performance and retain qualified personnel. The Company believes that this change in Kaplan's approach to recruiting has adversely impacted, and will continue to adversely impact, Kaplan's enrollment rates, operating costs, business and results of operations. The company cannot predict how the ED will interpret and enforce all aspects of the revised incentive compensation rule in the future, and any changes in this regard could have a material adverse effect on Kaplan's business and results of operations.

•	Potential ED Rules Regarding Gainful Employment Could Have a Material Adverse Effect on Kaplan’s Business and Operations
In June 2011, the ED issued final regulations that tie an education program’s Title IV eligibility to whether the program leads to gainful employment. The regulations define an education program that leads to gainful employment as one that complies with gainful employment metrics relating to loan repayment rates of program graduates.
On June 30, 2012, the United States District Court for the District of Columbia overturned most of the final regulations on gainful employment. In September 2013, the ED convened a negotiated rulemaking committee to consider gainful employment and proposed draft regulations that would require educational programs to meet certain debt-to-earnings ratios and a programmatic level loan cohort default rate metric. Programs that fail to meet one or more of the proposed metrics over a period of time, ranging from two to four years, would become ineligible for Title IV aid. The proposed rules may also require additional disclosures to students. We cannot predict the ultimate outcome of gainful employment regulations and their impact on Kaplan’s operations. However, if the ED adopts the proposed regulations, Kaplan’s higher education programs would become subject to gainful employment metrics. This could cause Kaplan to eliminate or limit enrollments in certain educational programs at some or all of its schools and could have a materially adverse effect on its business and operations.

•	Congressional Examination of For-Profit Education Could Lead to Legislation or Other Governmental Action That May Materially and Adversely Affect Kaplan’s Business and Operations
There has been increased attention by Congress on the role that for-profit educational institutions play in higher education, including their participation in Title IV programs and tuition assistance programs for military service members attending for-profit colleges. Beginning in June 2010, the HELP Committee held a series of hearings to examine the for-profit education sector and requested information from various for-profit institutions, including KHE institutions. In July 2012, the majority staff of the HELP Committee issued a final report to conclude the review. The final report included observations and recommendations for federal policy. The ultimate outcome of the HELP Committee review and any implications to the operation of KHE’s institutions remains unknown.
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
In the fourth quarter of 2010, KHE phased in a program called the Kaplan Commitment. Under this program, students of Kaplan University, Kaplan College and other KHE schools enroll in classes for several weeks and assess whether their educational experience meets their needs and expectations before they incur any significant financial obligation. Students who choose to withdraw from the program during the risk-free period do not have to pay for the coursework.
The Kaplan Commitment program and related initiatives will likely continue to have a significant impact on the future operations of KHE, including student enrollments and retention, tuition revenues, operating income and cash flow. The Kaplan Commitment is expected to continue to have a material impact on Kaplan’s operating results.

•	Student Loan Defaults Could Result in Loss of Eligibility to Participate in Title IV Programs
A school may lose its eligibility to participate in Title IV programs if student defaults on the repayment of Title IV loans exceed specified rates, referred to as “cohort default rates.” The ED calculates a cohort default rate for each of KHE’s OPEID numbers. The schools in an OPEID number whose cohort default rate exceeds 40% for any single year lose their eligibility to participate in the Federal Family Education Loan (FFEL) program and Direct Loan programs for at least two fiscal years effective 30 days after notification from the ED, except in the event of a successful adjustment or appeal. The schools in an OPEID number whose cohort default rate equals or exceeds 25% for three consecutive years lose their Title IV eligibility to participate in FFEL, Direct Loan and U.S. Federal Pell Grant programs effective 30 days after notification from the ED and for at least two fiscal years, except in the event of a successful adjustment or appeal. The schools in an OPEID number whose cohort default rate equals or exceeds 25% in any one of the three most recent fiscal years for which rates have been issued by the ED may be placed on provisional certification by the ED.
The enactment in August 2008 of HEOA (which reauthorized the Higher Education Act) changed the methodology that will be used to calculate cohort default rates for future years. Under the revised law, the period of time for which student defaults are tracked and included in the cohort default rate calculation will be increased from two years to three years, which is expected to increase the cohort default rates for most institutions. This change became effective with the calculation of institutions’ cohort default rates for the U.S. Federal fiscal year ending September 30, 2009; those rates were issued by the ED in 2012. The ED will not impose sanctions based on rates calculated under this new methodology until rates for three consecutive years have been calculated, which is expected to occur in September 2014. Until that time, the ED will continue to calculate rates under the old method and to impose sanctions based on those rates. The revised law also increases the threshold for ending an institution’s participation in certain Title IV programs from 25% to 30% for three consecutive years, effective for three-year cohort default rates issued beginning in fiscal year 2012. The revised law changes the threshold for placement on potential provisional certification to 30% for two of the three most recent fiscal years for which the ED has published official three-year cohort default rates. Four of KHE Campuses’ OPEIDs have three-year rates over 30%, and no Kaplan OPEID had a three-year rate over 40%. Two KHE campuses have had three-year rates over 30% for two consecutive years.
The loss of Title IV eligibility by either (1) the single OPEID unit that includes Kaplan University or (2) a combination of other OPEID units would have a material adverse effect on Kaplan’s operating results.

•	Title IV Revenues in Excess of U.S. Federally-Set Percentage Could Lead to Loss of Eligibility to Participate in Title IV Programs
Under regulations referred to as the 90/10 rule, a KHE OPEID unit would lose its eligibility to participate in the Title IV programs for a period of at least two fiscal years if it derives more than 90% of its receipts from the Title IV programs for two consecutive fiscal years. Any OPEID reporting unit with receipts from the Title IV programs exceeding 90% for a single fiscal year would be placed on provisional certification and may be subject to other enforcement measures. The enactment of the U.S. Federal Ensuring Continued Access to Student Loans Act of 2008 increased student loan limits and the maximum amount of Pell Grants, which could result in an increase in the percentage of KHE’s receipts from Title IV programs. These increases, and any future increases or changes in the 90/10 calculation formula or any ED interpretation of what revenue may be included in the calculation, make it more difficult for institutions to comply with the 90/10 rule. If current trends continue, management estimates that in 2014, three of the KHE Campuses’ OPEID units, representing approximately 1.7% of KHE’s 2013 revenues, could have a 90/10 ratio over 90%.
The loss of Title IV eligibility by either (1) the single OPEID unit that includes Kaplan University or (2) a combination of other OPEID units would have a material adverse effect on Kaplan’s operating results.

•	Failure to Maintain Institutional Accreditation Could Lead to Loss of Ability to Participate in Title IV Programs
KHE’s online university and all of its ground campuses are institutionally accredited by either national or regional accreditors recognized by the ED. Accreditation by an accrediting agency recognized by the ED is required for an institution to become and remain eligible to participate in Title IV programs. In March 2011, and throughout 2012 and 2013, Kaplan University’s institutional accreditor, HLC, sent Kaplan University requests for information asking for documents and a report detailing Kaplan University’s admissions practices and describing its compliance with HLC Core Components and policies. HLC has scheduled a focused visit for early 2014 to peer review KU's compliance with these areas. This visit could resolve the issues or result in additional concerns or actions. In addition, COE, the accreditor for the Dallas, Nashville and San Antonio (Ingram) campuses, put those campuses on probation in December 2013 due to a failure to consistently meet graduation and/or employment benchmarks. Failure to resolve these issues could result in a loss of COE accreditation for those campuses. The loss of accreditation at these or other schools would, among other things, render the affected Kaplan schools and programs ineligible to participate in Title IV programs and would have a material adverse effect on their business and operations.

•
Failure to Maintain Programmatic Accreditation Could Lead to Loss of Ability to Provide Certain Education Programs and Failure to Obtain Programmatic Accreditation May Lead to Declines in Enrollments in Unaccredited Programs

Programmatic accreditation is the process through which specific programs are reviewed and approved by industry-specific and program-specific accrediting entities. Although programmatic accreditation is not generally necessary for Title IV eligibility, such accreditation may be required to allow students to sit for certain licensure exams or to work in a particular profession or career. Failure to obtain or maintain such programmatic accreditation may lead schools to discontinue programs that would not provide appropriate outcomes without that accreditation or may lead to a decline in enrollments in programs because of a perceived or real reduction in program value.

•	Failure to Maintain State Authorizations Could Cause Loss of Ability to Operate and to Participate in Title IV Programs in Some States
KHE’s ground campuses and online university are subject to state-level regulation and oversight by state licensing agencies, whose approval is necessary to allow an institution to operate and grant degrees or diplomas in the state. Institutions that participate in Title IV programs must be legally authorized to operate in the state in which the institution is physically located. The loss of such authorization would preclude the campuses or online university from offering postsecondary education and render students ineligible to participate in Title IV programs. Loss of authorization at those state campus locations, or, in states that require it, for Kaplan University online, would have a material adverse effect on KHE’s business and operations.
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
ED regulations that went into effect on July 1, 2011, expanded the requirements for an institution to be considered legally authorized in the state in which it is physically located for Title IV purposes. In some cases, the regulations require states to revise their current requirements and/or to license schools in order for institutions to be deemed legally authorized in those states and, in turn, to participate in the Title IV programs. If the states do not amend their requirements where necessary and if schools do not receive approvals where necessary that comply with these requirements, the institution could be deemed to lack the state authorization necessary to participate in the Title IV programs, which would have a material adverse effect on Kaplan’s business and operations.
In addition, ED rules may require institutions offering postsecondary education to students through distance education in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction, as determined by the state, to meet any state requirements for it to legally offer postsecondary distance education in that state. The regulations may require an institution to document upon request by the ED that it has the applicable state approval. As a result, some of KHE’s schools and distance-education programs may be required to obtain additional or revised state authorizations. If KHE is unable to obtain the required approvals, its students in the affected schools or programs may be unable to receive Title IV funds, which could have a material adverse effect on its business and operations.

•	Failure to Correctly Calculate or Timely Return Title IV Funds for Students Who Withdraw Prior to Completing Programs Could Result in a Requirement to Post a Letter of Credit or Other Sanctions
ED regulations require schools participating in Title IV programs to calculate correctly and return on a timely basis unearned Title IV funds disbursed to students who withdraw from a program of study prior to completion. These funds must be returned in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. Under ED regulations, failure to make timely returns of Title IV program funds for 5% or more of students sampled in a school’s annual compliance audit could result in a requirement that the school post a letter of credit in an amount equal to 25% of its prior-year returns of Title IV program funds. If unearned funds are not properly calculated and returned in a timely manner, an institution may be subject to monetary liabilities, fines or other sanctions by the ED that could have a material adverse effect on Kaplan’s results of operations.

•	Failure to Demonstrate Financial Responsibility Could Result in a Requirement to Submit Letters of Credit to the ED, Loss of Eligibility to Participate in Title IV Programs or Other Sanctions
An institution participating in the Title IV programs must comply with certain measures of financial responsibility under the Higher Education Act and under ED regulations. Among other things, the applicable regulations require an institution to achieve a composite score of at least 1.5, as calculated under ED regulations, based on data in annual financial statements submitted to the ED. If an institution fails to achieve a composite score of 1.5 or fails to comply with other financial responsibility standards, the ED may place conditions on the institution’s participation in the Title IV programs and may require the institution to submit to the ED a letter of credit in an amount of at least 10% to 50% of the institution’s annual Title IV participation for its most recent fiscal year. The ED has measured the compliance of KHE schools based on the composite score of the division. If one or more of the institutions in KHE fail to meet the composite score standard or any of the other financial responsibility standards, those institutions may be required to post a letter of credit in favor of the ED and possibly may be subject to other sanctions, including limitation or termination of their participation in Title IV programs. A requirement to post a letter of credit or the imposition of any one or more other sanctions by the ED could have a material adverse effect on Kaplan’s results of operations.

•	Failure to Demonstrate Administrative Capability Could Result in Loss of Eligibility to Participate in Title IV Programs or Other Sanctions
ED regulations specify extensive criteria that an institution must satisfy to establish that it has the required “administrative capability” to participate in Title IV programs. These criteria include, but are not limited to, requirements relating to the institution’s compliance with all applicable Title IV requirements; the institution’s administration of Title IV programs; the institution’s compliance with certain reporting, disclosure and record-keeping obligations; and the institution’s ability to maintain cohort default rates below prescribed thresholds. Failure to comply with these criteria could result in the loss or limitation of the eligibility of one or more of the schools in KHE to participate in the Title IV programs, a requirement to pay fines or to repay Title IV program funds, a denial or refusal by the ED to consider a school’s application for renewal of its certification to participate in the Title IV programs, civil or criminal penalties or other sanctions. Any one or more of these actions by the ED could have a material adverse effect on Kaplan’s results of operations.

•	Failure to Obtain Regulatory Approval of Transactions Involving a Change of Control May Result in Loss of Ability to Operate Schools or to Participate in U.S. Federal Student Financial Aid Programs
If one or more of KHE’s schools experiences a change of control under the standards of applicable state agencies, accrediting agencies or the ED, the schools governed by such agencies must seek the approval of the relevant agencies. Failure of any of KHE’s schools to reestablish its state authorization, accreditation or ED certification following a change of control as defined by the applicable agency could result in a suspension of operating authority or suspension or loss of U.S. Federal student financial aid funding, which could have a material adverse effect on KHE’s student population and revenue.

•	Actions of Other Postsecondary Education Institutions and Related Media Coverage May Negatively Influence the Regulatory Environment and Kaplan’s Reputation
The HELP Committee hearings, along with other recent investigations and lawsuits, have included allegations of, among other things, deceptive trade practices, false claims against the U.S. and noncompliance with state and ED regulations. These allegations have attracted significant adverse media coverage. Allegations against the overall student lending and postsecondary education sectors may impact general public perceptions of private-sector educational institutions, including Kaplan, in a negative manner. Adverse media coverage regarding other educational institutions or regarding Kaplan directly could damage Kaplan’s reputation, reduce student demand for Kaplan programs, adversely impact its revenues and operating profit or result in increased regulatory scrutiny.

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

•	Failure to Successfully Assimilate Acquired Businesses Could Negatively Affect Kaplan’s Business
The Company’s Kaplan subsidiary has historically been an active acquirer of businesses that provide educational services. During 2013, Kaplan completed three acquisitions and expects to continue to acquire businesses from time to time. Acquisitions involve various inherent risks and uncertainties, including difficulties in efficiently integrating the service offerings, accounting and other administrative systems of an acquired business; the challenges of assimilating and retaining key personnel; the consequences of diverting the attention of senior management from existing operations; the possibility that an acquired business does not meet or exceed the financial projections that supported the purchase price; and the possible failure of the due diligence process to identify significant business risks or undisclosed liabilities associated with the acquired business. A failure to effectively manage growth and integrate acquired businesses could have a material adverse effect on Kaplan’s operating results.

•	Difficulties of Managing Foreign Operations Could Negatively Affect Kaplan’s Business
Kaplan has operations and investments in a growing number of foreign countries, including Australia, Canada, China, France, India, Ireland, Mexico, New Zealand, Nigeria, Singapore, the U.K. and Venezuela, and also conducts business in the Middle East. Operating in foreign countries presents a number of inherent risks, including the difficulties of complying with unfamiliar laws and regulations, effectively managing and staffing foreign operations, successfully navigating local customs and practices, preparing for potential political and economic instability and adapting to currency exchange rate fluctuations. Failure to effectively manage these risks could have a material adverse effect on Kaplan’s operating results.

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

•	Changing Perceptions About the Effectiveness of Television Broadcasting in Delivering Advertising
Historically, television broadcasting has been viewed as a cost-effective method of delivering various forms of advertising. There can be no guarantee that this historical perception will guide future decisions by advertisers. To the extent that advertisers shift advertising expenditures away from television to other media outlets, the profitability of the Company’s television broadcasting businesses will suffer.

•	Increased Competition Resulting From Technological Innovations in News, Information and Video Programming Distribution Systems
The development of DBS systems has significantly increased the competition faced by the Company’s cable systems. The continuing growth and technological expansion of Internet-based services has increased competitive pressure on the Company’s media businesses. The development and deployment of new technologies have the potential to negatively and dramatically affect the Company’s businesses in ways that cannot now be reliably predicted and that may have a material adverse effect on the Company’s operating results.

•	Changes in the Nature and Extent of Government Regulations of Television Broadcasting, Cable and VoIP Services
The Company’s television broadcasting and cable businesses operate in highly regulated environments. The Company’s VoIP services business also is subject to a growing degree of regulation. Complying with applicable regulations has significantly increased, and may continue to increase, the costs and has reduced the revenues of these businesses. Changes in regulations have the potential to further negatively impact those businesses, not only by increasing compliance costs and reducing revenues through restrictions on certain types of advertising, limitations on pricing flexibility or other means, but also by possibly creating more favorable regulatory environments for the providers of competing services. More generally, all of the Company’s businesses could have their profitability or their competitive positions adversely affected by significant changes in applicable regulations.

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
The home health and hospice industries are subject to extensive federal, state and local laws, with regulations affecting matters including licensure and certification, quality of services, qualifications of personnel, confidentiality and security of medical records, relationships with physicians and other referral sources, operating policies and procedures, and billing and coding practices. These laws and regulations and the manner in which they are interpreted are subject to change. The Patient Protection and Affordable Care Act of 2010 and the overall trend toward cost containment could result in insurers lowering payment rates, limiting service coverage and engaging in other measures to reduce costs. Reimbursement for services by third-party payers, including Medicare, Medicaid and private health insurance providers, may not be available or may be reduced as a result of changing regulations and policies. Managed-care organizations, hospitals, physician practices and other third-party payers continue to consolidate in response to the evolving regulatory environment, thereby enhancing their ability to influence the delivery of health care services and decreasing the number of organizations serving patients. This consolidation could adversely impact Celtic’s business if it is unable to maintain its ability to participate in established networks. Changes in existing laws or regulations, in their interpretation and enforcement, and the enactment of new laws or regulations could have a material adverse effect on Celtic’s business operations.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
The Company retained ownership of certain buildings occupied by the Company and the Post upon the sale of the publishing businesses in 2013. These buildings in downtown Washington, DC, include a seven-story building, a connected nine-story office building on contiguous property, in which the Company's principal executive offices are located (the GHC Building), a small office building on L Street that is connected to the GHC Building and land on the corner of 15th and L Streets, NW, in Washington, DC, adjacent to the GHC Building (collectively, the DC Properties).The Company has entered into a contract to sell the DC Properties in a transaction expected to close in March 2014.The Company will remain a tenant in the GHC Building until it relocates. The Company has entered into a new lease for its corporate offices in Arlington, VA. The space consists of 33,815 square feet of office space, and the lease expires in 2024, subject to an option of the Company to extend.
The Company also retained ownership of certain properties formerly owned by its subsidiary Robinson Terminal Warehouse LLC (Robinson). These retained properties include two wharves and several warehouses along the Potomac River in Alexandria, VA. These facilities, which are adjacent to the business district and occupy approximately seven acres of land, are under contract for sale in two separate transactions. Each transaction is expected to close in 2015, contingent on each buyer obtaining certain land-use approvals.
The remaining properties owned or leased by the divested businesses were transferred to the Buyer upon closing of the sale of the Company’s publishing businesses.
Directly or through its subsidiaries, Kaplan owns a total of seven properties: a 30,000-square-foot, six-story building located at 131 West 56th Street in New York City, which serves as an education center primarily for international students; a redeveloped 47,410-square-foot, four-story brick building in Lincoln, NE, which is used by Kaplan University; a 4,000-square-foot office condominium in Chapel Hill, NC, which it utilizes for its KTP business; a 15,000-square-foot, three-story building in Berkeley, CA, used for its KTP and English-language businesses; a 131,000-square-foot, five-story brick building in Manchester, NH, used by Mount Washington College; a 25,000-

square-foot building in Hammond, IN, used by Kaplan Career College (formerly Sawyer College); and a 45,000-square-foot, three-story brick building in Houston, TX, used by the Texas School of Business.
In the U.S., Kaplan, Inc. and KHE lease corporate offices, together with a data center, call center and employee-training facilities, in two 97,000-square-foot buildings located on adjacent lots in Fort Lauderdale, FL. Both of those leases will expire in 2018. In addition, KHE leases 62,500 square feet of corporate office space in Chicago, IL, under a lease that will expire in 2022. KHE also separately leases 76,500 square feet of office space in Chicago, IL, however, the location has been entirely subleased through the remainder of the lease term. KHE leases a two-story, 124,500-square-foot building in Orlando, FL (of which 26,500 square feet has been subleased to a third party). This location houses an additional support center pursuant to a lease that will expire in 2021. Kaplan, Inc. and KHE share corporate office space in a 78,000-square-foot office building in Alpharetta, GA, under a lease that expires in 2019. KHE leases 88,800 square feet of corporate office space in Plantation, FL, for a term that expires in 2021. Kaplan, Inc. and its New York-based KTP business lease approximately 159,540 square feet of office space at 395 Hudson Street, for a lease term that will expire in 2024. In addition, the KIC business maintains more than 50 leases in the U.S., comprising an aggregate of approximately 1.9 million square feet of instructional and dormitory space.
Overseas, Dublin Business School’s facilities in Dublin, Ireland, are located in six buildings, aggregating approximately 83,000 square feet of space, that are rented under leases expiring between 2016 and 2029. Kaplan Publishing has an office and distribution warehouse in Wokingham, Berkshire, U.K., of 27,000 square feet, under a lease expiring in 2016. Kaplan Financial’s largest leaseholds are office and instructional space in London, U.K., of 33,000 square feet (expiring in 2033), 21,500 square feet (expiring in 2015) and 35,800 square feet (comprising seven separate leases, expiring in 2015); office and instructional space in Birmingham, U.K., of 23,600 square feet (expiring in 2017); office and instructional space in Manchester, U.K., of 26,900 square feet (comprising five separate leases, expiring in 2022); office and instructional space in Wales, U.K., of 34,000 square feet (on an open-ended lease with termination on 12 months’ notice); office and instructional space in Singapore of 162,875 square feet (comprising five separate leases, expiring between 2015 and 2019); and office and instructional space in Hong Kong of 30,850 square feet. Kaplan Law School has 20,200 square feet of space in London, U.K. (comprising four separate leases, expiring in 2017). In addition, Kaplan has entered into two separate leases in Glasgow, Scotland, for 58,000 square feet and 22,400 square feet, respectively, of dormitory space that was constructed and opened to students in 2012. These leases will expire in 2032. In addition, Kaplan has signed an agreement for the lease of approximately 143,000 square feet of dormitory space as the main tenant of a new student residential building to be constructed in Nottingham, U.K., which is expected to be completed in 2014. In Australia, Carrick leases two locations in Melbourne with an aggregate of approximately 87,623 square feet, one location in Sydney of 13,024 square feet and one location of 39,000 square feet in Brisbane. These leases expire at various times from 2016 through 2021. Bradford College, in Adelaide, Australia, leases two locations with an aggregate of 34,315-square feet. These leases expire in 2016 and 2020. All other Kaplan facilities in the U.S. and overseas (including administrative offices and instructional locations) occupy leased premises that are for less space than those listed above.
The headquarters offices of Cable ONE are located in a six-story office building in Phoenix, AZ, that was purchased by Cable ONE in 2012. Cable ONE also utilizes a three-story building in Phoenix purchased in 1998. Cable ONE purchased an adjoining two-story office building in 2005; that building is currently unused. The majority of the offices and head-end facilities of the division’s individual cable systems are located in buildings owned by Cable ONE. Most of the tower sites used by the division are leased. In addition, the division houses call-center operations in 40,800 square feet of rented space in Phoenix under a lease that will expire in 2015, with certain renewal options.
The Daily Herald Company, a non-operating subsidiary of the Company, owns a plant and office building in Everett, WA; it also owns two warehouses and a small rental building adjacent to its plant. The sale of these properties is being negotiated.
The offices of the Company’s broadcasting operations are located in Detroit, MI, in the same facilities that house the offices and studios of WDIV, as well as in leased space in Chicago, IL. The Detroit facility and those that house the operations of each of the Company’s other television stations are all owned by subsidiaries of the Company, as are the related tower sites (except in Houston, Orlando, Jacksonville and Miami, where the tower sites are 50% owned).
Celtic’s headquarters office is located in leased space in Mars, PA. This lease expires in 2017. In addition to its headquarters, Celtic leases 13 small office spaces in its various service territories: Carlisle, PA; Mechanicsburg, PA; Williamsport, PA; Perryopolis, PA; Harrisburg, PA; Kingston, PA; New Castle, PA; Rockville, MD; and Owings Mills, MD. Celtic also leases space for hospice inpatient units in Dunmore, PA, and Wilkes-Barre, PA.
Forney's corporate office is currently located in Carrollton, TX, under a lease that will expire in March, 2014. Forney has entered into an agreement to lease 20,000 square feet of office space in Addison, TX, with occupancy to begin in April 2014. That lease will expire in 2024. Forney's Mexico facility is located in Monterrey, Mexico, in a building that contains 78,500 square feet of office and manufacturing space under a lease that will expire in 2017. Forney also leases sales offices in Shanghai, Beijing and Singapore; the combined office space is less than 3,000 square feet, and the leases are renewable annually.
The Slate Group leases office space in Washington, DC. SocialCode leases office space in Washington, DC, New York City, San Francisco, CA and Seattle, WA.
Item 3. Legal Proceedings.
On February 6, 2008, a purported class-action lawsuit was filed in the U.S. District Court for the Central District of California by purchasers of BAR/BRI bar review courses, from July 2006 onward, alleging antitrust claims against Kaplan and West Publishing Corporation, BAR/BRI’s former owner. On April 10, 2008, the court granted defendants’ motion to dismiss, a decision that was reversed by the Ninth Circuit Court of Appeals on November 7, 2011. The Ninth Circuit also referred the matter to a mediator for the purpose of exploring a settlement. In the fourth quarter of 2012, the parties reached a comprehensive agreement to settle the matter. The settlement was approved by the District Court in September 2013 and is expected to be administered in 2014.
On or about January 17, 2008, an Assistant U.S. Attorney in the Civil Division of the U.S. Attorney’s Office for the Eastern District of Pennsylvania contacted KHE’s Broomall campus and made inquiries about the Surgical Technology program, including the program’s eligibility for Title IV U.S. Federal financial aid, the program’s student loan defaults, licensing and accreditation. Kaplan responded to the information requests and fully cooperated with the inquiry. The ED also conducted a program review at the Broomall campus, and Kaplan likewise cooperated with the program review. On July 22, 2011, the U.S. Attorney’s Office for the Eastern District of Pennsylvania announced that it had entered into a comprehensive settlement agreement with Kaplan that resolved the U.S. Attorney’s inquiry, provided for the conclusion of the ED’s program review and also settled a previously sealed U.S. Federal False Claims Act (False Claims Act) complaint that had been filed by a former employee of the CHI-Broomall campus. The total amount of all required payments by Broomall under the agreements was $1.6 million. Pursuant to the comprehensive settlement agreement, the U.S. Attorney inquiry has been closed, the False Claims Act complaint (United States of America ex rel. David Goodstein v. Kaplan, Inc. et al.) was dismissed with prejudice and the ED will issue a final program review determination. At this time, Kaplan cannot predict the contents of the pending final program review determination or the ultimate impact the proceedings may have on the Broomall campus or the KHE business generally.
During 2013, certain Kaplan subsidiaries were subject to two other unsealed cases filed by former employees that include, among other allegations, claims under the False Claims Act relating to eligibility for Title IV funding. The U.S. Government declined to intervene in all cases, and, as previously reported, court decisions either dismissed the cases in their entirety or narrowed the scope of their allegations. The two cases are captioned: United States of America ex rel. Carlos Urquilla-Diaz et al. v. Kaplan University et al. (unsealed March 25, 2008) and United States of America ex rel. Charles Jajdelski v. Kaplan Higher Education Corp. et al. (unsealed January 6, 2009).
On August 17, 2011, the U.S. District Court for the Southern District of Florida issued a series of rulings in the Diaz case, which included three separate complaints: Diaz, Wilcox and Gillespie. The court dismissed the Wilcox complaint in its entirety; dismissed all False Claims Act allegations in the Diaz complaint, leaving only an individual employment claim; and dismissed in part the Gillespie complaint, thereby limiting the scope and time frame of its False Claims Act allegations regarding compliance with the U.S. Federal Rehabilitation Act. On October 31, 2012, the court entered summary judgment in favor of the Company as to the sole remaining employment claim in the Diaz complaint. On July 16, 2013, the court likewise entered summary judgment in favor of the Company on all remaining claims in the Gillespie complaint. As of December 2013, the Diaz and Gillespie rulings were on appeal to the U.S. Court of Appeals for the Eleventh Judicial Court, where the Company will seek affirmation of the judgments in its favor.
On July 7, 2011, the U.S. District Court for the District of Nevada dismissed the Jajdelski complaint in its entirety and entered a final judgment in favor of Kaplan. On February 13, 2013, the U.S. Circuit Court for the Ninth Judicial Circuit affirmed the dismissal in part and reversed the dismissal on one allegation under the False Claims Act relating to eligibility for Title IV funding based on claims of false attendance. As of December 2013, this case had been remanded to the District Court, where discovery is expected to take place in 2014 as to the remaining allegation in the complaint.
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

On December 21, 2010, the U.S. Equal Employment Opportunity Commission (EEOC) filed suit against Kaplan Higher Education Corporation in the U.S. District Court for the Northern District of Ohio alleging racial bias by Kaplan in requesting credit scores of job applicants seeking financial positions. In March 2011, the court granted in part the Company’s motion to dismiss the complaint. On January 28, 2013, the court entered summary judgment in favor of Kaplan Higher Education Corporation and against the EEOC, terminating the case in its entirety. The EEOC appealed the judgment to the U.S. Court of Appeals for the Sixth Judicial Circuit, and briefing on that appeal was completed in November 2013.
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
On April 30, 2011, Kaplan Higher Education Corporation received a Civil Investigative Demand from the Office of the Attorney General of the State of Massachusetts. The demand primarily sought information pertaining to KHE Campuses’ students who are residents of Massachusetts. KHE has cooperated with the Massachusetts Attorney General and provided the requested information, as well as additional information requested in 2012 and 2013. The Company cannot predict the outcome of this inquiry.
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
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
The Company’s Class B Common Stock is traded on the New York Stock Exchange under the symbol “GHC.” The Company’s Class A Common Stock is not publicly traded.
The high and low sales prices of the Company’s Class B Common Stock were:

	2013		2012
Quarter	High	Low	High	Low
January–March	$456	$360	$405	$364
April–June	493	428	391	328
July–September	613	484	381	328
October–December	687	592	383	328
At January 31, 2014, there were 26 holders of record of the Company’s Class A Common Stock and 572 holders of record of the Company’s Class B Common Stock.
Dividend Information
Both classes of the Company’s Common Stock participate equally as to dividends. In December 2012, the Company declared and paid an accelerated cash dividend totaling $9.80 per share of outstanding common stock, in lieu of regular quarterly dividends that the Company otherwise would have declared and paid in calendar year 2013. Quarterly dividends were paid at the rate of $2.45 per share during 2012.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table and the footnote thereto set forth certain information as of December 31, 2013, concerning compensation plans of the Company under which equity securities of the Company are authorized to be issued.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	121,694	$469.76	—
Equity compensation plans not approved by security holders	—	—	—
Total	121,694	$469.76	—
____________
This table does not include information relating to restricted stock grants awarded under the Graham Holdings Company’s Incentive Compensation Plan, which plan has been approved by the stockholders of the Company. At December 31, 2013, there were 19,603 shares of restricted stock outstanding under the 2011–2014 Award Cycle and 43,645 shares of restricted stock outstanding under the 2012–2016 Award Cycle that had been awarded to employees of the Company and its subsidiaries under that Plan. In addition, the Company has from time to time awarded special discretionary grants of restricted stock to employees of the Company and its subsidiaries. At December 31, 2013, there were a total of 51,231 shares of restricted stock outstanding under special discretionary grants approved by the Compensation Committee of the Board of Directors. At December 31, 2013, a total of 380,771 shares of restricted stock and stock options were available for future awards.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended December 31, 2013, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
2013
October	21,774	620.58	—	159,219
November	—	—	—	159,219
December	—	—	—	159,219
Total	21,774	$620.58	—
____________
*On September 8, 2011, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 750,000 shares of its Class B Common Stock. There is no expiration date for that authorization. In the quarter ended December 31, 2013, 21,774 shares were purchased from recipients of vested awards of restricted shares at market price.
Performance Graph
The following graph is a comparison of the yearly percentage change in the Company’s cumulative total shareholder return with the cumulative total return of the Standard & Poor’s 500 Stock Index and a custom peer group index comprised of education companies. The Standard & Poor’s 500 Stock Index is comprised of 500 U.S. companies in the industrial, transportation, utilities and financial industries and is weighted by market capitalization. The custom peer group of education companies includes American Public Education, Apollo Education Group Inc., Bridgepoint Education Inc., Capella Education Co., Corinthian Colleges, Inc., DeVry Education Group Inc., Education Management Corp., Grand Canyon Education Inc., ITT Educational Services Inc., National American University Holdings Inc. and Strayer Education Inc. The Company is using a custom peer index of education companies because the Company is a diversified education and media company. Its largest business is Kaplan, Inc., a leading global provider of educational services to individuals, schools and businesses. The graph reflects the investment of $100 on December 31, 2008, in the Company’s Class B Common Stock, the Standard & Poor’s 500 Stock Index, and the custom peer group index of education companies. For purposes of this graph, it has been assumed that dividends were reinvested on the date paid in the case of the Company and on a quarterly basis in the case of the Standard & Poor’s 500 Index and the custom peer group index of education companies.

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN
$250
$200
$150
$100
$50
$0
2008
2009
2010
2011
2012
2013
Graham Holdings Company
S&P 500 Index
Peer Group

December 31	2008	2009	2010	2011	2012	2013
Graham Holdings Company	100.00	114.46	117.31	102.98	105.34	191.32
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
Education Peer Group	100.00	92.68	69.25	73.68	34.23	51.28
Item 6. Selected Financial Data.
See the information for the years 2009 through 2013 contained in the table titled “Five-Year Summary of Selected Historical Financial Data,” which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 38 hereof (with only the information for such years to be deemed filed as part of this Annual Report on Form 10-K).
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
Equity Price Risk.  The Company has common stock investments in several publicly traded companies (as discussed in Note 4 to the Company’s Consolidated Financial Statements) that are subject to market price volatility. The fair value of these common stock investments totaled $487.2 million at December 31, 2013.
Interest Rate Risk.  The Company’s long-term debt consists of $400 million principal amount of 7.25% unsecured notes due February 1, 2019 (the Notes). At December 31, 2013, the aggregate fair value of the Notes, based upon quoted market prices, was $475.2 million. An increase in the market rate of interest applicable to the Notes would not increase the Company’s interest expense with respect to the Notes since the rate of interest the Company is required to pay on the Notes is fixed, but such an increase in rates would affect the fair value of the Notes. Assuming, hypothetically, that the market interest rate applicable to the Notes was 100 basis points higher than the Notes’ stated interest rate of 7.25%, the fair value of the Notes at December 31, 2013, would have been approximately $383.6 million. Conversely, if the market interest rate applicable to the Notes was 100 basis points lower than the Notes’ stated interest rate, the fair value of the Notes at such date would have been approximately $417.1 million.
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
Foreign Exchange Rate Risk.  The Company is exposed to foreign exchange rate risk primarily at its Kaplan international operations and its Corporate entity, and the primary exposure relates to the exchange rate between the U.S. dollar and both the British pound and the Australian dollar. This exposure includes British pound and Australian dollar denominated intercompany loans on U.S.-based Kaplan entities with a functional currency in U.S. dollars, and the AUD 50 million borrowing. In 2013, the Company reported unrealized foreign currency losses of $13.4 million. In 2012, the Company reported unrealized foreign currency gains of $3.1 million. In 2011, the Company reported unrealized foreign currency losses of $3.3 million.
If the values of the British pound and the Australian dollar relative to the U.S. dollar had been 10% lower than the values that prevailed during 2013, the Company’s pre-tax income for 2013 would have been approximately $18 million lower. Conversely, if such values had been 10% higher, the Company’s reported pre-tax income for 2013 would have been approximately $18 million higher.
Item 8. Financial Statements and Supplementary Data.
See the Company’s Consolidated Financial Statements at December 31, 2013, and for the periods then ended, together with the report of PricewaterhouseCoopers LLP thereon and the information contained in Note 20 to said Consolidated Financial Statements titled “Summary of Quarterly Operating Results and Comprehensive Income (Unaudited),” which are included in this Annual Report on Form 10-K and listed in the index to financial information on page 38 hereof.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President–Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President–Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President–Finance, in a manner that allows timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Management’s report set forth on page 56 is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information contained under the heading “Executive Officers” in Item 1 hereof and the information contained under the headings “Nominees for Election by Class A Shareholders,” “Nominees for Election by Class B Shareholders,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive

Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders is incorporated herein by reference thereto.
The Company has adopted codes of conduct that constitute “codes of ethics” as that term is defined in paragraph (b) of Item 406 of Regulation S-K and that apply to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and to any persons performing similar functions. Such codes of conduct are posted on the Company’s website, the address of which is ghco.com, and the Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K with respect to certain amendments to, and waivers of the requirements of, the provisions of such codes of conduct applicable to the officers and persons referred to above by posting the required information on its website.
In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits to this Annual Report on Form 10-K, on June 6, 2013, the Company’s Chief Executive Officer submitted to the New York Stock Exchange the annual certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303A.12(a) of the NYSE Listed Company Manual.
Item 11. Executive Compensation.
The information contained under the headings “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Compensation Committee Report” in the definitive Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders is incorporated herein by reference thereto.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained under the heading “Stock Holdings of Certain Beneficial Owners and Management” in the definitive Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders is incorporated herein by reference thereto.
Item 13. Certain Relationships and Related Transactions and Director Independence.
The information contained under the headings “Transactions With Related Persons, Promoters and Certain Control Persons” and “Controlled Company” in the definitive Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders is incorporated herein by reference thereto.
Item 14. Principal Accounting Fees and Services.
The information contained under the heading “Audit Committee Report” in the definitive Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders is incorporated herein by reference thereto.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this report:
1.     Financial Statements.  As listed in the index to financial information on page 38 hereof.
2.     Exhibits.   As listed in the index to exhibits on page 100 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2014.

GRAHAM HOLDINGS COMPANY
(Registrant)

By	/s/ Hal S. Jones
Hal S. Jones
Senior Vice President–Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2014:

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

INDEX TO FINANCIAL INFORMATION
________________________________________________
GRAHAM HOLDINGS COMPANY

________________________________________________
All schedules have been omitted either because they are not applicable or because the required information is included in the Consolidated Financial Statements or the notes thereto referred to above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
This analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto.
OVERVIEW
Graham Holdings Company is a diversified education and media company, with education as the largest business. Through its subsidiary Kaplan, Inc., the Company provides extensive worldwide education services for individuals, schools and businesses. The Company also operates principally in two areas of the media industry: cable and television broadcasting. The Company’s business units are diverse and subject to different trends and risks.
The Company’s education division is the largest operating division of the Company, accounting for about 62.4% of the Company’s consolidated revenues in 2013. The Company has devoted significant resources and attention to this division for many years, given the attractiveness of investment opportunities and growth prospects during this time. In response to student demand levels, Kaplan has formulated and implemented restructuring plans at many of its businesses, resulting in significant costs in order to establish lower cost levels in future periods. Kaplan may develop additional restructuring plans as management continues to evaluate Kaplan’s cost structure. Kaplan is organized into the following three operating segments: Kaplan Higher Education (KHE), Kaplan Test Preparation (KTP) and Kaplan International.
KHE is the largest segment of Kaplan, representing 50% of total Kaplan revenues in 2013. KHE’s revenue declined in 2013, largely due to enrollment declines arising from generally lower demand, along with significant restructuring activities, including school closures. KHE’s restructuring costs totaled $19.5 million in 2013. Operating income at KHE improved substantially due primarily to expense reductions from lower enrollments and restructuring activities.
Kaplan International reported revenue growth for 2013 due to enrollment growth in the pathways, English-language and Singapore higher education programs. Kaplan International results improved in 2013 due to a reduction in operating losses in Australia from lower restructuring costs and continued strong results in Singapore, offset by lower earnings in professional training in the U.K. Restructuring costs at Kaplan International totaled $5.8 million in 2013.
Operating results for KTP improved in 2013 due primarily to increased revenues.
Kaplan made one acquisition in 2013, three acquisitions in 2012 and five acquisitions in 2011. None of these was individually significant.
The cable division continues to grow its high-speed data subscribers and continues to make substantial capital investments. The division is focused on retention of its high-value subscribers and on churn reduction, as well as growth in commercial sales.
The Company’s television broadcasting division reported a reduction in revenues and in operating income in 2013 due primarily to significant political and Olympics-related advertising included in 2012, offset in part by increased retransmission revenues.
With the recent Celtic Healthcare and Forney acquisitions, the Company has invested in new lines of business in 2012 and 2013.
The Company generates a significant amount of cash from its businesses that is used to support its operations, pay down debt and fund capital expenditures, share repurchases, dividends, acquisitions and other investments.
RESULTS OF OPERATIONS — 2013 COMPARED TO 2012
Net income attributable to common shares was $236.0 million ($32.05 per share) for the year ended December 31, 2013, compared to $131.2 million ($17.39 per share) for the year ended December 31, 2012. Net income includes $46.1 million ($6.27 per share) and $60.1 million ($8.17 per share) in income from discontinued operations for 2013 and 2012, respectively. Income from continuing operations attributable to common shares was $189.9 million ($25.78 per share) for 2013, compared to $71.1 million ($9.22 per share) for 2012.
On October 1, 2013, the Company completed the sale of most of its newspaper publishing businesses, including The Washington Post. Consequently, income from continuing operations excludes these sold businesses, which have been reclassified to discontinued operations, net of tax, for all periods presented.

Items included in the Company’s income from continuing operations for 2013 are listed below:

•	$36.4 million in severance and restructuring charges at the education division (after-tax impact of $25.3 million, or $3.46 per share);

•	a $3.3 million noncash intangible and other long-lived assets impairment charge at Kaplan (after-tax impact of $3.2 million, or $0.44 per share);

•	a $10.4 million write-down of a marketable equity security (after-tax impact of $6.7 million, or $0.91 per share); and

•	$13.4 million in non-operating unrealized foreign currency losses (after-tax impact of $8.6 million, or $1.17 per share).
Items included in the Company’s income from continuing operations for 2012 are listed below:

•	$111.6 million noncash goodwill and other long-lived assets impairment charge at KTP (after-tax impact of $81.9 million, or $11.33 per share);

•	$45.2 million in severance and restructuring charges at the education division (after-tax impact of $32.9 million, or $4.53 per share);

•	an $18.0 million write-down of a marketable equity security (after-tax impact of $11.2 million, or $1.54 per share);

•	a $5.8 million gain on the sale of a cost method investment (after-tax impact of $3.7 million, or $0.48 per share); and

•	$3.1 million in non-operating unrealized foreign currency gains (after-tax impact of $2.0 million, or $0.27 per share).
Revenue for 2013 was $3,487.9 million, up 1% from $3,455.6 million in 2012. Revenues increased at the cable division and in other businesses, offset by declines at the television broadcasting and education divisions.
In 2013, education revenue decreased 1%, subscriber revenue increased 3%, advertising revenue decreased 9% and other revenue increased 50%. Revenue declines at Kaplan accounted for the decrease in education revenue. Subscriber revenue increased at the cable division. The decrease in advertising revenue is due to decreased television broadcasting revenue. The increase in other revenue is due to growth at SocialCode and Slate, and from the recent Celtic Healthcare and Forney acquisitions.
Operating costs and expenses for the year declined 4% to $3,142.3 million in 2013, from $3,276.4 million in 2012. Excluding the noncash goodwill and other-long lived assets impairment charge at Kaplan, overall costs at Kaplan still declined in 2013, and expenses were lower at the television broadcasting division. This was offset by increased costs at the cable division, along with higher expenses in other businesses.
Operating income for 2013 increased to $345.6 million, from $179.2 million in 2012. Operating results improved at the education and cable divisions, offset by a decline at the television broadcasting division.
DIVISION RESULTS
Education Division.  Education division revenue in 2013 totaled $2,177.5 million, a 1% decline from $2,196.5 million in 2012. Kaplan reported operating income of $51.3 million for 2013, compared to an operating loss of $105.4 million in 2012. Kaplan’s 2013 operating results in comparison to 2012 benefited from strong improvement in KHE and KTP results, and a $111.6 million noncash goodwill and other long-lived assets impairment charge related to KTP, recorded in the fourth quarter of 2012, that did not recur.
In response to student demand levels, Kaplan has formulated and implemented restructuring plans at its various businesses that have resulted in significant costs in 2013 and 2012, with the objective of establishing lower cost levels in future periods. Across all businesses, restructuring costs totaled $36.4 million in 2013 and $45.2 million in 2012. Kaplan continues to evaluate its cost structure and may develop additional restructuring plans in 2014.

A summary of Kaplan’s operating results is as follows:

	Year Ended December 31
(in thousands)	2013	2012	% Change
Revenue
Higher education	$1,080,908	$1,149,407	(6)
Test preparation	293,201	284,252	3
Kaplan international	797,362	753,790	6
Kaplan corporate	7,990	15,039	(47)
Intersegment elimination	(1,953)	(5,992)	—
	$2,177,508	$2,196,496	(1)
Operating Income (Loss)
Higher education	$71,584	$27,245	—
Test preparation	4,118	(10,799)	—
Kaplan international	53,424	49,612	8
Kaplan corporate	(64,948)	(43,160)	(50)
Amortization of intangible assets	(9,962)	(17,719)	44
Impairment of goodwill and other long-lived assets	(3,250)	(111,593)	97
Intersegment elimination	335	1,046	—
	$51,301	$(105,368)	—
KHE includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. KHE also includes the domestic professional training and other continuing education businesses.
In 2012, KHE began implementing plans to close or merge 13 ground campuses, consolidate other facilities and reduce its workforce. In connection with these and other plans, KHE incurred $19.5 million and $23.4 million in restructuring costs primarily from accelerated depreciation and severance and lease obligations in 2013 and 2012, respectively. At the end of 2013, the KHE campus closures or mergers had been largely completed, with two remaining campus closures to be completed in the first half of 2014.
In 2013, KHE revenue declined 6% due largely to declines in average enrollments, which reflect weaker market demand over the past year, and the impact of campuses closed or in the process of closing. Operating income increased significantly for 2013 due primarily to expense reductions associated with lower enrollments and recent restructuring efforts.
New student enrollments at KHE increased 4% in 2013 due to the positive impact of trial period modifications and process improvements, offset by the impact of campus closures. However, total students at December 31, 2013, were down 8% compared to December 31, 2012. Excluding campuses closed or planned for closure, total students at December 31, 2013, were down 5% compared to December 31, 2012. The increase in new enrollments was offset by a reduction in the number of continuing students. A summary of student enrollments is as follows:

				Excluding Campuses Closing
	As of December 31			As of December 31
	2013	2012	% Change	2013	2012	% Change
Kaplan University	42,816	44,371	(4)	42,816	44,371	(4)
Other Campuses	17,417	21,099	(17)	17,342	19,267	(10)
	60,233	65,470	(8)	60,158	63,638	(5)
Kaplan University and Other Campuses enrollments by certificate and degree programs, are as follows:

	As of December 31
	2013	2012
Certificate	21.7%	23.2%
Associate’s	29.7%	29.1%
Bachelor’s	32.3%	33.8%
Master’s	16.3%	13.9%
	100.0%	100.0%
KTP includes Kaplan’s standardized test preparation programs. KTP revenue increased 3% in 2013. Although total enrollment declined 3% for 2013, declines in revenue from graduate programs were offset by growth in medical and bar review programs and other products. KTP operating results improved in 2013 due to the increase in revenues and lower costs.

In the fourth quarter of 2012, Kaplan recorded a $111.6 million noncash goodwill and other long-lived assets impairment charge in connection with KTP. This impairment charge was determined as part of the Company's 2012 annual goodwill and intangible assets impairment testing.
Kaplan International includes English-language programs and postsecondary education and professional training businesses largely outside the United States. Kaplan International revenue increased 6% in 2013 due to enrollment growth in the pathways, English-language and Singapore higher education programs.
Kaplan International operating income increased in 2013 due largely to a reduction in operating losses in Australia from lower restructuring costs, and improved results in Singapore. These increases were offset by reduced earnings in professional training and increased investment to support growth in English-language programs. Restructuring costs at Kaplan International totaled $5.8 million and $16.4 million in 2013 and 2012, respectively. These restructuring costs were largely in Australia and included lease obligations, accelerated depreciation and severance charges; the restructuring plan in Australia has now been completed.
In 2013, Kaplan recorded $3.3 million in noncash intangible and other long-lived assets impairment charges primarily in connection with one of the businesses in Kaplan International.
Kaplan corporate represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities. In 2013, $11.0 million in restructuring costs was recorded in connection with charges related to office space managed by Kaplan corporate.
In 2012, $2.6 million in restructuring costs was included in amortization of intangible assets, largely from accelerated intangible asset amortization associated with changes to business operations in Australia.
Cable Division.  Cable division revenue for 2013 increased 3% to $807.3 million, from $787.1 million in 2012. The revenue increase in 2013 is due to recent rate increases for a substantial portion of subscribers, growth in commercial sales and a reduction in promotional discounts. The increase was offset by a decline in video subscribers, as the cable division focuses its efforts on churn reduction and retention of its high-value subscribers.
Cable division operating income in 2013 increased 10% to $169.7 million, from $154.6 million in 2012, due primarily to increased revenues, partially offset by higher programming costs. Operating margin at the cable division was 21% in 2013 and 20% in 2012.
At December 31, 2013, Primary Service Units (PSUs) were down 4% from the prior year due primarily to a decline in video subscribers. A summary of PSUs is as follows:

	As of December 31
	2013	2012
Video	538,894	593,615
High-speed data	472,631	459,235
Telephony	177,483	184,528
Total	1,189,008	1,237,378
PSUs include about 6,300 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by various franchise agreements.
Below are details of the cable division’s capital expenditures, presented in the NCTA Standard Reporting Categories:

	Year Ended December 31
(in thousands)	2013	2012
Customer premise equipment	$34,087	$43,629
Commercial	5,265	4,549
Scalable infrastructure	24,609	24,048
Line extensions	6,350	5,997
Upgrade/rebuild	37,245	16,957
Support capital	52,690	55,345
Total	$160,246	$150,525
Television Broadcasting Division.  Revenue for the television broadcasting division decreased 6% to $374.6 million in 2013, from $399.7 million in 2012. Television broadcasting division operating income for 2013 decreased 11% to $171.3 million, from $191.6 million in 2012.
The decline in revenue and operating income for 2013 is due to a $49.7 million decrease in political advertising revenue and $10.8 million in incremental summer Olympics-related advertising at the Company's NBC affiliates included in the third quarter of 2012. The decline in revenue and operating income was partially offset by increased retransmission revenues. Operating margin at the television broadcasting division was 46% in 2013 and 48% in 2012.
Competitive market position remained strong for the Company’s television stations. KSAT in San Antonio and WJXT in Jacksonville ranked number one in the November 2013 ratings period, Monday through Friday, sign-on to sign-off; WDIV in Detroit and WKMG in Orlando ranked second, and WPLG in Miami and KPRC in Houston ranked second (Anglo stations).
Other Businesses. Other businesses includes the results of Social Code, a marketing solutions provider helping companies with marketing on social-media platforms; Celtic Healthcare, a provider of home health and hospice services in the northeastern and mid-Atlantic regions, acquired by the Company in November 2012; Forney, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications, acquired by the Company in August 2013; and Trove, a digital team focused on emerging technologies and new product development. Also included are The Slate Group and FP Group, previously included as part of the Company’s newspaper publishing division, which publish online and print magazines and websites.
The revenue increase of 77% in other businesses for 2013 is due to growth at SocialCode and Slate and revenue from the Company’s recently acquired Celtic Healthcare and Forney businesses.
Corporate Office.  Corporate office includes the expenses of the Company’s corporate office, as well as a net pension credit. Corporate office also includes the current and historical pension and postretirement benefits expense for retirees of the newspaper publishing businesses that were sold since the associated assets and liabilities are being retained by the Company.
In November 2013, the Company announced that its headquarters building was to be sold for approximately $159 million. The sale is currently expected to close at the end of March 2014.
Equity in Earnings of Affiliates.  The Company holds a 16.5% interest in Classified Ventures, LLC and interests in several other affiliates.
The Company’s equity in earnings of affiliates, net, for 2013 was $13.2 million, compared to $14.1 million in 2012.
Other Non-Operating (Expense) Income.  The Company recorded other non-operating expense, net, of $23.8 million in 2013, compared to $5.5 million in 2012.
The 2013 non-operating expense, net, included a $10.4 million write-down of a marketable equity security, $13.4 million in unrealized foreign currency losses and other items. The 2012 non-operating expense, net, included an $18.0 million write-down of a marketable equity security, offset by $6.6 million in net gains from cost method investments, $3.1 million in unrealized foreign currency gains and other items.
During 2013, on an overall basis, the fair value of the Company’s marketable securities appreciated by $96.3 million.
Net Interest Expense.  The Company incurred net interest expense of $33.8 million in 2013, compared to $32.6 million in 2012. At December 31, 2013, the Company had $450.8 million in borrowings outstanding at an average interest rate of 7.0%; at December 31, 2012, the Company had $696.7 million in borrowings outstanding at an average interest rate of 5.1%.
Provision for Income Taxes.  The effective tax rate for income from continuing operations in 2013 was 36.5%. This effective tax rate benefited from lower state taxes, offset by $4.6 million in net state and non-U.S. valuation allowances provided against deferred income tax benefits where realization is doubtful.
The effective tax rate for income from continuing operations in 2012 was 53.6%. This effective tax rate was adversely impacted by $12.8 million from nondeductible goodwill in connection with an impairment charge recorded in 2012, and $12.5 million in net state and non-U.S. valuation allowances provided against deferred income tax benefits where realization is doubtful, offset by tax benefits from lower rates in jurisdictions outside the United States.
Discontinued Operations. On October 1, 2013, the Company completed the sale of most of its newspaper publishing businesses. The publishing businesses sold include The Washington Post, Express, The Gazette Newspapers, Southern Maryland Newspapers, Greater Washington Publishing, Fairfax County Times and El Tiempo Latino and related websites (Publishing Subsidiaries). Slate magazine, TheRoot.com and Foreign Policy were not part of the transaction and remain with the Company, as do the Trove and SocialCode businesses, the Company’s interest in Classified Ventures and certain real estate assets, including the headquarters building in downtown Washington, DC. Consequently, income from continuing operations excludes these sold businesses, which have been reclassified to discontinued operations, net of tax, for all periods presented.
The Company sold all the issued and outstanding equity securities of the Publishing Subsidiaries for $250 million, subject to customary adjustments for cash, debt and working capital at closing. In 2013, a pre-tax gain of $157.5 million was recorded on the sale ($100.0 million after-tax gain).
In March 2013, the Company sold The Herald. Kaplan sold Kidum in August 2012, EduNeering in April 2012 and Kaplan Learning Technologies (KLT) in February 2012. In addition, the Company divested its interest in Avenue100 Media Solutions in July 2012. Consequently, income from continuing operations also excludes the operating results and related net gains on disposition of these businesses, which have been reclassified to discontinued operations, net of tax, for all periods presented.
RESULTS OF OPERATIONS — 2012 COMPARED TO 2011
Net income attributable to common shares was $131.2 million ($17.39 per share) for the year ended December 31, 2012, compared to $116.2 million ($14.70 per share) for the year ended December 31, 2011. Net income includes $60.1 million in income ($8.17 per share) and $34.2 million in losses ($4.33 per share) from discontinued operations for 2012 and 2011 respectively. Income from continuing operations attributable to common shares was $71.1 million ($9.22 per share) for 2012, compared to $150.5 million ($19.03 per share) for 2011. As a result of the Company's share repurchases, there were 6% fewer diluted average shares outstanding in 2012.
Items included in the Company’s income from continuing operations for 2012 are listed below:

•	$111.6 million noncash goodwill and other long-lived assets impairment charge at KTP (after-tax impact of $81.9 million, or $11.33 per share);

•	$45.2 million in severance and restructuring charges at the education division (after-tax impact of $32.9 million, or $4.53 per share);

•	an $18.0 million write-down of a marketable equity security (after-tax impact of $11.2 million, or $1.54 per share);

•	a $5.8 million gain on the sale of a cost method investment (after-tax impact of $3.7 million, or $0.48 per share); and

•	$3.1 million in non-operating unrealized foreign currency gains (after-tax impact of $2.0 million, or $0.27 per share).
Items included in the Company’s income from continuing operations for 2011 are listed below:

•	$28.9 million in severance and restructuring charges at the education division (after-tax impact of $17.9 million, or $2.26 per share);

•	a $9.2 million impairment charge at one of the Company’s affiliates (after-tax impact of $5.7 million, or $0.72 per share);

•	a $53.8 million write-down of a marketable equity security (after-tax impact of $34.6 million, or $4.34 per share); and

•	$3.3 million in non-operating unrealized foreign currency losses (after-tax impact of $2.1 million, or $0.26 per share).
Revenue for 2012 was $3,455.6 million, down 2% from $3,526.0 million in 2011. Revenues were down at the education division, partially offset by increases at the television broadcasting and cable divisions.
In 2012, education revenue decreased 9%, subscriber revenue increased 3%, advertising revenue increased 22% and other revenue increased 51%. Revenue declines at Kaplan accounted for the decrease in education revenue. Subscriber revenue increased at the cable division. The increase in advertising revenue is due to increased television broadcasting revenue. The increase in other revenue is due to higher sales at SocialCode and Slate, as well as from the newly acquired Celtic Healthcare.
Operating costs and expenses for the year increased 3% to $3,276.4 million in 2012, from $3,191.9 million in 2011. Excluding the noncash goodwill and other long-lived assets impairment charge at Kaplan, overall costs at Kaplan declined in 2012. This was offset by increased costs at the television broadcasting and cable divisions, along with higher expenses in other businesses.
Operating income for 2012 decreased to $179.2 million, from $334.1 million in 2011. Operating results declined at all of the Company’s divisions, except for the television broadcasting division.

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
A summary of Kaplan’s operating results is as follows:

	Year Ended December 31
(in thousands)	2012	2011	% Change
Revenue
Higher education	$1,149,407	$1,399,583	(18)
Test preparation	284,252	303,093	(6)
Kaplan international	753,790	690,226	9
Kaplan corporate	15,039	18,940	(21)
Intersegment elimination	(5,992)	(7,383)	—
	$2,196,496	$2,404,459	(9)
Operating Income (Loss)
Higher education	$27,245	$148,915	(82)
Test preparation	(10,799)	(28,498)	62
Kaplan international	49,612	46,498	7
Kaplan corporate	(43,160)	(50,092)	14
Amortization of intangible assets	(17,719)	(19,417)	9
Impairment of goodwill and other long-lived assets	(111,593)	—	—
Intersegment elimination	1,046	(1,120)	—
	$(105,368)	$96,286	—
Kaplan’s Colloquy business moved from Kaplan International to Kaplan Corporate effective January 1, 2013. Operating results at the education division have been restated to reflect this change. Kaplan sold Kidum in August 2012, EduNeering in April 2012 and Kaplan Learning Technologies in February 2012. Consequently, the education division’s operating results exclude these businesses.
KHE includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. KHE also includes the domestic professional training and other continuing education businesses.
In September 2012, KHE announced a plan to consolidate its market presence at certain of its fixed-facility campuses. Under this plan, KHE has ceased new enrollments at nine ground campuses as it considers alternatives for these locations and is in the process of consolidating operations of four other campuses into existing, nearby locations. Revenues at these campuses represent approximately 4% of KHE’s total revenues in 2012. In the fourth quarter of 2012, KHE also began implementing plans to consolidate facilities and reduce workforce at its online programs. In connection with these and other plans, KHE incurred $23.4 million in restructuring costs from accelerated depreciation, and severance and lease obligations in 2012.
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
New student enrollments at Kaplan University and Other Campuses decreased 1% in 2012. Total students at December 31, 2012, were down 12% compared to December 31, 2011, as follows:

	As of December 31
	2012	2011	% Change
Kaplan University	44,371	50,190	(12)
Other Campuses	21,099	24,360	(13)
	65,470	74,550	(12)

Kaplan University and Other Campuses enrollments by certificate and degree programs, were as follows:

	As of December 31
	2012	2011
Certificate	23.2%	23.6%
Associate’s	29.1%	30.3%
Bachelor’s	33.8%	34.6%
Master’s	13.9%	11.5%
	100.0%	100.0%
KTP includes Kaplan’s standardized test preparation and tutoring offerings. KTP revenue declined 6% in 2012. Enrollment increased 11% for 2012, driven by strength in pre-college, nursing and bar review programs. Enrollment increases were offset by competitive pricing pressure and a continued shift in demand to lower priced online test preparation offerings. The improvement in KTP operating results in 2012 is largely a result of lower operating expenses due to restructuring activities in prior years, including $12.5 million in total KTP restructuring costs recorded in 2011.
While overall results improved at KTP in 2012, Kaplan recorded a $111.6 million noncash goodwill and other long-lived assets impairment charge in connection with KTP in the fourth quarter of 2012. This impairment charge was determined as part of the Company’s annual goodwill and intangible assets impairment testing, based on KTP operating losses for the past three years and a recent slowdown in enrollment growth. KTP produced positive cash flow from operations in 2012.
Kaplan International includes English-language programs, and postsecondary education and professional training businesses outside the United States. In May 2011, Kaplan Australia acquired Franklyn Scholar and Carrick Education Group, national providers of vocational training and higher education in Australia. In June 2011, Kaplan acquired Structuralia, a provider of e-learning for the engineering and infrastructure sector in Spain. Kaplan International revenue increased 9% in 2012. Excluding revenue from acquired businesses, Kaplan International revenue increased 4% in 2012 due to enrollment growth in the English-language and Singapore higher education programs.
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
Cable Division.  Cable division revenue for 2012 increased 4% to $787.1 million, from $760.2 million in 2011. The revenue results reflect continued growth of the division’s Internet and telephone service revenues and rate increases for many subscribers in June 2012, offset by a decline in video subscribers.
Cable division operating income in 2012 decreased 1% to $154.6 million, from $156.8 million in 2011. The cable division’s operating income for 2012 declined primarily due to increased programming and depreciation costs, offset partially by increased revenues. Operating margin at the cable division was 20% in 2012 and 21% in 2011.
At December 31, 2012, PSUs were down 1% from the prior year due to a decline in video subscribers, offset by growth in high-speed data and telephony subscribers. A summary of PSUs is as follows:

	As of December 31
	2012	2011
Video	593,615	621,423
High-speed data	459,235	451,082
Telephony	184,528	179,989
Total	1,237,378	1,252,494
PSUs include about 6,000 subscribers who receive free video cable service, primarily local governments, schools and other organizations as required by various franchise agreements.

Below are details of the cable division’s capital expenditures, presented in the NCTA Standard Reporting Categories:

	Year Ended December 31
(in thousands)	2012	2011
Customer premise equipment	$43,629	$53,139
Commercial	4,549	3,487
Scalable infrastructure	24,048	34,748
Line extensions	5,997	6,318
Upgrade/rebuild	16,957	12,951
Support capital	55,345	32,582
Total	$150,525	$143,225
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
Other Businesses.  Other businesses includes the operating results of SocialCode, a marketing solutions provider helping companies with marketing on social-media platforms; Trove, a digital team focused on emerging technologies and new product development; and Celtic Healthcare, Inc., a provider of home health and hospice services in the northeastern and mid-Atlantic regions that was acquired by the Company in November 2012. Also included are The Slate Group and FP Group, previously included as part of the Company’s newspaper publishing division.
Corporate Office.  Corporate office includes the expenses of the Company’s corporate office as well as a net pension credit.
Equity in Earnings of Affiliates.  The Company holds a 16.5% interest in Classified Ventures, LLC and interests in several other affiliates. In the fourth quarter of 2012, the Company sold its 49% interest in Bowater Mersey Paper Company for a nominal amount; no gain or loss was recorded as the investment balance had previously been written down to zero. The Company’s equity in earnings of affiliates, net, for 2012 was $14.1 million, compared to $5.9 million in 2011. In 2011, a $9.2 million impairment charge was recorded on the Company’s interest in Bowater Mersey Paper Company.
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
Provision for Income Taxes.  The effective tax rate for income from continuing operations in 2012 was 53.6%. This effective tax rate was adversely impacted by $12.8 million from nondeductible goodwill in connection with an impairment charge recorded in 2012, and $12.5 in net state and non-U.S. valuation allowances provided against deferred income tax benefits where realization is doubtful, offset by tax benefits from lower rates at jurisdictions outside the United States.

The effective tax rate for income from continuing operations in 2011 was 40.8%. This effective tax rate was adversely impacted by $17.8 million in valuation allowances provided against deferred income tax benefits where realization is doubtful, offset by tax benefits from lower rates at jurisdictions outside the United States.
Discontinued Operations. The Company completed the sale of the Publishing Subsidiaries in October 2013 and The Herald in March 2013. Kaplan sold Kidum in August 2012, EduNeering in April 2012, KLT in February 2012, Kaplan Compliance Solutions (KCS) in October 2011 and Kaplan Virtual Education (KVE) in July 2011. In addition, the Company divested its interest in Avenue100 Media Solutions on July 31, 2012. Consequently, income from continuing operations excludes these businesses, which have been reclassified to discontinued operations, net of tax.
The sale of KLT resulted in a pre-tax loss of $3.1 million, which was recorded in the first quarter of 2012. The sale of EduNeering resulted in a pre-tax gain of $29.5 million, which was recorded in the second quarter of 2012. The sale of Kidum resulted in a pre-tax gain of $3.6 million, which was recorded in the third quarter of 2012.
In connection with each of the sales of the Company’s stock in EduNeering and KLT, in the first quarter of 2012, the Company recorded $23.2 million of income tax benefits related to the excess of the outside stock tax basis over the net book value of the net assets disposed.
In connection with the disposal of Avenue100 Media Solutions, Inc., the Company recorded a pre-tax loss of $5.7 million in the third quarter of 2012. An income tax benefit of $44.5 million was also recorded in the third quarter of 2012 as the Company determined that Avenue100 Media Solutions, Inc. had no value. The income tax benefit was due to the Company’s tax basis in the stock of Avenue100 exceeding its net book value as a result of goodwill and other intangible asset impairment charges recorded in prior years, for which no tax benefit was previously recorded.
FINANCIAL CONDITION: CAPITAL RESOURCES AND LIQUIDITY
Acquisitions and Dispositions
Acquisitions. The Company completed business acquisitions totaling approximately $23.8 million in 2013; $55.6 million in 2012; and $136.5 million including assumed debt of $5.5 million in 2011. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition.
During 2013, the Company acquired six businesses. On August 1, 2013, the Company completed its acquisition of Forney Corporation, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications. The operating results for Forney are included in other businesses. The Company also acquired four small businesses in other businesses and one small business in its education division. In the second quarter of 2013, Kaplan purchased the remaining 15% noncontrolling interest in Kaplan China; this additional interest was accounted for as an equity transaction. The purchase price allocations mostly comprise goodwill, other intangible assets and current assets.
During 2012, the Company completed five business acquisitions. In November 2012, the Company completed its acquisition of a controlling interest in Celtic Healthcare, Inc. (Celtic), a provider of home health care and hospice services in the northeastern and mid-Atlantic regions. The operating results of Celtic are included in other businesses. The fair value of the noncontrolling interest in Celtic was $5.9 million at the acquisition date, determined using a market approach. The minority shareholder has an option to put their shares to the Company from 2018 to 2022, and the Company has an option to buy the shares of the minority shareholder in 2022. The Company also acquired three small businesses in its education division and one small business in other businesses. The purchase price allocations mostly comprised goodwill and other intangible assets.
During 2011, the Company completed five business acquisitions. Kaplan acquired three businesses in its Kaplan International division, one business in its KHE division and one business in its Kaplan Ventures division. These included the May 2011 acquisitions of Franklyn Scholar and Carrick Education Group, national providers of vocational training and higher education in Australia, and the June 2011 acquisition of Structuralia, a provider of e-learning for the engineering and infrastructure sector in Spain. The purchase price allocations for these acquisitions mostly comprised goodwill, other intangible assets and property, plant and equipment.
Dispositions. On October 1, 2013, the Company completed the sale of its Publishing Subsidiaries that together conducted most of the Company’s publishing business and related services, including publishing The Washington Post, Express, The Gazette Newspapers, Southern Maryland Newspapers, Greater Washington Publishing, Fairfax County Times and El Tiempo Latino and related websites. Slate magazine, TheRoot.com and Foreign Policy were not part of the transaction and remain with the Company, as do the Trove and SocialCode businesses, the Company’s interest in Classified Ventures and certain real estate assets, including the headquarters building in downtown Washington, DC. In March 2013, the Company completed the sale of The Herald, a daily and Sunday newspaper headquartered in Everett, WA. The Herald was previously reported in the newspaper publishing division.

The Company divested its interest in Avenue100 Media Solutions in July 2012, which was previously reported in other businesses. Kaplan completed the sales of Kidum in August 2012, EduNeering in April 2012, and KLT in February 2012, which were part of the Kaplan Ventures division.
Kaplan completed the sales of KVE in July 2011 and KCS in October 2011, which were part of Kaplan Ventures and KHE, respectively.
Consequently, the Company’s income from continuing operations excludes results from these businesses, which have been reclassified to discontinued operations (see Note 3).
Capital expenditures.  During 2013, the Company’s capital expenditures totaled $224.1 million. The Company’s capital expenditures for businesses included in continuing operations for 2013, 2012 and 2011 are disclosed in Note 19 to the Consolidated Financial Statements. The Company estimates that its capital expenditures will be in the range of $240 million to $265 million in 2014.
Investments in Marketable Equity Securities.  At December 31, 2013, the fair value of the Company’s investments in marketable equity securities was $487.2 million, which includes $444.2 million in Berkshire Hathaway Inc. Class A and B common stock and $43.0 million in the common stock of three publicly traded companies.
At December 31, 2013 and 2012, the unrealized gain related to the Company’s Berkshire stock investment totaled $286.9 million and $177.6 million, respectively.
At the end of 2013 and 2012, the Company’s investment in Strayer Education, Inc. had been in an unrealized loss position for about six months. The Company evaluated this investment for other-than-temporary impairment based on various factors, including the duration and severity of the unrealized loss, the reason for the decline in value, the potential recovery period and the Company’s ability and intent to hold the investment. Based on this evaluation, the Company concluded that the unrealized loss was other-than-temporary and recorded a $10.4 million and $18.0 million write-down of the investment in 2013 and 2012, respectively.
At the end of the first quarter of 2011, the Company’s investment in Corinthian Colleges, Inc. had been in an unrealized loss position for over six months. The Company evaluated this investment for other-than-temporary impairment based on various factors, including the duration and severity of the unrealized loss, the reason for the decline in value, the potential recovery period and the Company’s ability and intent to hold the investment. Based on this evaluation, the Company concluded that the unrealized loss was other-than-temporary and recorded a $30.7 million write-down of the investment. The investment continued to decline, and in the third quarter of 2011, the Company recorded an additional $23.1 million write-down of the investment.
Common Stock Repurchases and Dividend Rate. During 2013, 2012 and 2011, the Company purchased a total of 33,024, 301,231 and 644,948 shares, respectively, of its Class B common stock at a cost of approximately $17.7 million, $103.2 million and $248.1 million, respectively. In September 2011, the Board of Directors increased the authorization to repurchase a total of 750,000 shares of Class B common stock. The Company did not announce a ceiling price or a time limit for the purchases. The authorization included 43,573 shares that remained under the previous authorization. At December 31, 2013, the Company had remaining authorization from the Board of Directors to purchase up to 159,219 shares of Class B common stock. The annual dividend rate for 2014 was increased to $10.20 per share, up from $9.80 in 2012. In December 2012, the Company declared and paid an accelerated cash dividend totaling $9.80 per share of outstanding common stock, in lieu of regular quarterly dividends that the Company otherwise would have declared and paid in calendar year 2013.
Liquidity.  During 2013, the Company’s borrowings decreased by $245.9 million and the Company’s cash and cash equivalents increased by $57.3 million.
At December 31, 2013, the Company has $569.7 million in cash and cash equivalents, compared to $512.4 million at December 31, 2012. Restricted cash at December 31, 2013, totaled $83.8 million, compared to $28.5 million at December 31, 2012. As of December 31, 2013 and 2012, the Company had money market investments of $431.8 million and $432.7 million, respectively, that are classified as cash, cash equivalents and restricted cash in the Company’s Consolidated Financial Statements. At December 31, 2013, the Company has approximately $15.6 million in cash and cash equivalents in countries outside the U.S., which is not immediately available for use in operations or for distribution.
At December 31, 2013 and 2012, the Company had borrowings outstanding of $450.8 million and $696.7 million, respectively. The Company’s borrowings at December 31, 2013, are mostly from $400.0 million of 7.25% unsecured notes due February 1, 2019, and AUD 50 million revolving credit borrowings; the interest on $400.0 million of 7.25% unsecured notes is payable semiannually on February 1 and August 1. The Company did not have any outstanding commercial paper borrowing or USD revolving credit borrowing as of December 31, 2013. The Company’s borrowings at December 31, 2012, are mostly from $400.0 million of 7.25% unsecured notes due February 1, 2019,

$240.1 million in USD revolving credit borrowings and AUD 50 million revolving credit borrowings. The Company fully repaid the $240 million USD revolving credit borrowing on January 11, 2013.
On June 17, 2011, the Company entered into a credit agreement (the Credit Agreement) providing for a U.S. $450 million, AUD 50 million four-year revolving credit facility (the Facility) with each of the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and J.P. Morgan Australia Limited as Australian Sub-Agent. The Credit Agreement provides for an option to increase the total U.S. dollar commitments up to an aggregate amount of U.S. $700 million. The Facility will expire on June 17, 2015, unless the Company and the banks agree to extend the term.
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
In September 2013, Standard & Poor’s affirmed the Company’s “BBB” long-term corporate debt rating and changed the outlook from Negative to Stable. In addition, S&P upgraded the Company’s short-term corporate debt rating from “A-3” to “A-2.” The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Baa1	BBB
Short-term	Prime-2	A-2
During 2013 and 2012, the Company had average borrowings outstanding of approximately $471.4 million and $483.3 million, respectively, at average annual interest rates of approximately 6.7%. The Company incurred net interest expense of $33.8 million and $32.6 million, respectively, during 2013 and 2012.
At December 31, 2013 and 2012, the Company had working capital of $768.3 million and $327.5 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.
The Company’s net cash provided by operating activities, as reported in the Company’s Consolidated Statements of Cash Flows, was $327.9 million in 2013, compared to $477.2 million in 2012. The decline is largely due to an increase in income tax payments in 2013 and expenses incurred related to the sale of the Publishing Subsidiaries.
In November 2013, the Company announced that its headquarters building was to be sold for approximately $159 million. The sale is currently expected to close at the end of March 2014.
The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and, to a lesser extent, borrowings under its revolving credit facility. In management’s opinion, the Company will have ample liquidity to meet its various cash needs in 2014.
The following reflects a summary of the Company’s contractual obligations as of December 31, 2013:

(in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Debt and interest	$35,168	$79,750	$29,000	$29,000	$29,000	$414,500	$616,418
Programming purchase commitments (1)	180,825	108,804	90,723	15,969	5,888	—	402,209
Operating leases	119,129	106,041	99,167	88,119	73,520	411,466	897,442
Other purchase obligations (2)	118,187	56,704	32,505	10,392	4,050	4,005	225,843
Long-term liabilities (3)	7,052	6,484	6,284	6,107	5,848	39,693	71,468
Total	$460,361	$357,783	$257,679	$149,587	$118,306	$869,664	$2,213,380
___________________

(1)
Includes commitments for the Company’s television broadcasting and cable businesses that are reflected in the Company’s Consolidated Financial Statements and commitments to purchase programming to be produced in future years.

(2)
Includes purchase obligations related to employment agreements, capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the table above. Any amounts for which the Company is liable under purchase orders are reflected in the Company’s Consolidated Balance Sheets as accounts payable and accrued liabilities.

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
Revenue Recognition, Trade Accounts Receivable and Allowance for Doubtful Accounts. Education tuition revenue is recognized ratably over the period of instruction as services are delivered to students, net of any refunds, corporate discounts, scholarships and employee tuition discounts.
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
KHE, through the Kaplan Commitment program, provides first-time students with a risk-free trial period. Under the program, KHE monitors academic progress and conducts assessments to help determine whether students are likely to be successful in their chosen course of study. Students who withdraw or are subject to dismissal during the risk-free trial period do not incur any significant financial obligation. The Company does not recognize revenues related to coursework until the students complete the risk-free period and decide to continue with their studies, at which time the fees become fixed or determinable.
The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company acts as a principal or an agent in the transaction. In certain cases, the Company is considered the agent, and the Company records revenue equal to the net amount retained when the fee is earned. In these cases, costs incurred with third-party suppliers are excluded from the Company’s revenue. The Company assesses whether it or the third-party supplier is the primary obligor and evaluates the terms of its customer arrangements as part of this assessment. In addition, the Company considers other key indicators such as latitude in establishing price, inventory risk, nature of services performed, discretion in supplier selection and credit risk.
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

	As of December 31
(in millions)	2013	2012
Goodwill and indefinite-lived intangible assets	$1,829.9	$1,857.6
Total assets	$5,811.0	$5,105.1
Percentage of goodwill and indefinite-lived intangible assets to total assets	31%	36%
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
The Company had 11 reporting units as of December 31, 2013. The reporting units with significant goodwill balances as of December 31, 2013, were as follows, representing 98% of the total goodwill of the Company:

(in millions)	Goodwill
Education
Higher education	$409.0
Test preparation	49.9
Kaplan international	512.2
Cable	85.5
Television broadcasting	203.2
Total	$1,259.8
As of November 30, 2013, in connection with the Company’s annual impairment testing, the Company assessed the qualitative factors at the cable reporting unit and concluded it was not necessary to perform the two-step goodwill impairment process. The Company performed the two-step goodwill impairment process at the other reporting units.
The estimated fair value of the cable reporting unit exceeded its carrying value by a margin in excess of 100% as of November 30, 2011, the last date a quantitative review was performed. The Company’s qualitative assessment indicated that it is not more likely than not that the estimated fair value of the reporting unit is less than its carrying amount, considering all factors, including the reporting unit’s financial performance and conditions in the cable industry. The Company’s policy requires the performance of a quantitative impairment review of the goodwill at least once every three years.
In connection with the Company’s reporting units where the two-step goodwill impairment process was performed, the Company used a discounted cash flow model, and where appropriate, a market value approach was also utilized to supplement the discounted cash flow model to determine the estimated fair value of its reporting units. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s estimated fair value. The methodology used to estimate the fair value of the Company’s reporting units on November 30, 2013, was consistent with the one used during the 2012 annual goodwill impairment test.
The Company made changes to certain of its assumptions utilized in the discounted cash flow models for 2013 compared with the prior year to take into account changes in the economic environment, regulations and their impact on the Company’s businesses. The key assumptions used by the Company were as follows:

•
Expected cash flows underlying the Company’s business plans for the periods 2014 through 2018 were used. The expected cash flows took into account historical growth rates, the effect of the changed economic outlook at some of the Company’s businesses, industry challenges and an estimate for the possible impact of any applicable regulations. Expected cash flows also reflected the anticipated savings from restructuring plans at certain education division’s reporting units, and other initiatives.

•	Cash flows beyond 2018 were projected to grow at a long-term growth rate, which the Company estimated between 1% and 3% for each reporting unit.

•	The Company used a discount rate of 11.0% to 13.5% to risk adjust the cash flow projections in determining the estimated fair value.
The fair value of each of the reporting units exceeded its respective carrying value as of November 30, 2013.
In 2012, the Company recorded a goodwill and other long-lived asset impairment charge of $111.6 million at the KTP reporting unit. The remaining goodwill balance at the KTP reporting unit as of December 31, 2013, totaled $49.9 million. The estimated fair value of the KTP reporting unit exceeded its carrying value by a margin in excess of 50%. The estimated fair value of the Company’s other reporting units with significant goodwill balances also exceeded their respective carrying values by a margin in excess of 50%. It is possible that impairment charges could occur in the future, given the inherent variability in projecting future operating performance.

Indefinite-Lived Intangible Assets
The Company initially assess qualitative factors to determine if it is more likely than not that the fair value of its indefinite-lived intangible assets is less than its carrying value. The Company compares the fair value of the indefinite-lived intangible asset with its carrying value if the qualitative factors indicate it is more likely than not that the fair value of the asset is less than its carrying value or if it decides to bypass the qualitative assessment. The Company records an impairment loss if the carrying value of the indefinite-lived intangible assets exceeds the fair value of the assets for the difference in the values. The Company uses a discounted cash flow model, and in certain cases, a market value approach is also utilized to supplement the discounted cash flow model to determine the estimated fair value of the indefinite-lived intangible assets. The Company makes estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and other market values to determine the estimated fair value of the indefinite-lived intangible assets.
The Company’s intangible assets with an indefinite life are principally from franchise agreements at its cable division. These franchise agreements result from agreements the Company has with state and local governments that allow the Company to contract and operate a cable business within a specified geographic area. The Company expects its cable franchise agreements to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon, and the Company’s cable division historically has obtained renewals and extensions of such agreements for nominal costs and without material modifications to the agreements. The franchise agreements represent 92% of the $541.3 million of indefinite-lived intangible assets of the Company as of December 31, 2013. The Company grouped the recorded values of its various cable franchise agreements into regional cable systems or units of account.
As of November 30, 2013, the Company performed a qualitative analysis to test the franchise agreements for impairment. The estimated fair value of the Company’s franchise agreements exceeded their respective carrying values by a margin in excess of 50% as of November 30, 2011, the last date a quantitative review was performed. The Company’s qualitative assessment indicated that it is not more likely than not that the estimated fair value of the franchise rights are less than its carrying amount considering all factors, including the review of prior year assumptions, the cable division’s financial performance and conditions in the cable industry.
The key assumptions used by the Company to determine the fair value of its franchise agreements as of November 30, 2011, the date of its last annual quantitative impairment review, were as follows:

•
Expected cash flows underlying the Company’s business plans for the periods 2012 through 2021 were used, with the assumption that the only assets the unbuilt start-up cable systems possess are the various franchise agreements. The expected cash flows took into account the estimated initial capital investment in the system region’s physical plant and related start-up costs, revenues, operating margins and growth rates. These cash flows and growth rates were based on forecasts and long-term business plans and take into account numerous factors, including historical experience, anticipated economic conditions, changes in the cable systems’ cost structures, homes in each region’s service area, number of subscribers based on penetration of homes passed by the systems and expected revenues per subscriber.

•
Cash flows beyond 2021 were projected to grow at a long-term growth rate, which the Company estimated by considering historical market growth trends, anticipated cable system performance and expected market conditions.

•	The Company used a discount rate of 8% to risk adjust the cash flow projections in determining the estimated fair value.
There is always a possibility that impairment charges could occur in the future, given changes in the cable market and the U.S. economic environment, as well as the inherent variability in projecting future operating performance.
Pension Costs.  The Company sponsors a defined benefit pension plan for eligible employees in the U.S. Excluding curtailment gain, settlement loss and special termination benefits, the Company’s net pension cost including amounts for discontinued operations was $1.9 million and $16.0 million for 2013 and 2012, respectively, and the net pension credit was $4.7 million for 2011. The Company’s pension benefit obligation and related costs are actuarially determined and are impacted significantly by the Company’s assumptions related to future events, including the discount rate, expected return on plan assets and rate of compensation increases. The Company evaluates these critical assumptions at least annually, and periodically evaluates other assumptions involving demographic factors, such as retirement age, mortality and turnover, and updates them to reflect its experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.
The Company assumed a 6.5% expected return on plan assets for year 2013, which is consistent with the expected return assumption for years 2012 and 2011. The Company’s actual return on plan assets was 36.2% in 2013,

18.5% in 2012 and 14.7% in 2011. The 10-year and 20-year actual returns on plan assets were 10.1% and 12.7%, respectively.
Accumulated and projected benefit obligations are measured as the present value of future cash payments. The Company discounts those cash payments using the weighted average of market-observed yields for high-quality fixed-income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and increase subsequent-year pension costs; higher discount rates decrease present values and decrease subsequent-year pension costs. The Company’s discount rate at December 31, 2013, 2012 and 2011, was 4.8%, 4.0% and 4.7%, respectively, reflecting market interest rates.
Changes in key assumptions for the Company’s pension plan would have the following effects on the 2013 pension cost, excluding curtailment gain, settlement loss and special termination benefits:

•	Expected return on assets – A 1% increase or decrease to the Company’s assumed expected return on plan assets would have decreased or increased the pension cost by approximately $16 million.

•
Discount rate – A 1% decrease to the Company’s assumed discount rate would have increased the pension cost by approximately $17 million. A 1% increase to the Company’s assumed discount rate would have decreased the pension cost by approximately $4 million.

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

Amortization of the unrecognized actuarial gain or loss is included as a component of expense for a year if the magnitude of the net unamortized gain or loss in accumulated other comprehensive income exceeds 10% of the greater of the benefit obligation or the market-related value of assets (10% corridor). The amortization component is equal to that excess divided by the average remaining service period of active employees expected to receive benefits under the plan. At the end of 2010, the Company had no net unamortized actuarial gains or losses in accumulated other comprehensive income potentially subject to amortization that were outside the 10% corridor, and, therefore, no amortized gain or loss amounts were included in the pension credit in 2011. During 2011, there was a decrease in the discount rate, offset by pension asset gains that resulted in net unamortized actuarial losses in accumulated other comprehensive income subject to amortization outside the corridor, and, therefore, an amortized loss amount of $9.0 million is included in the pension cost for 2012. During 2012, there were pension asset gains offset by a further decrease in the discount rate that resulted in net unamortized actuarial losses in accumulated other comprehensive income subject to amortization outside the corridor, and, therefore, an amortized loss amount of $5.6 million is included in the pension cost for the first nine months of 2013. As a result of the sale of the newspaper publishing businesses, the Company remeasured the accumulated and projected benefit obligation as of October 1, 2013, and recorded a curtailment gain and settlement loss. During the first nine months of 2013, there were significant pension asset gains and an increase in the discount rate, which resulted in net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the corridor as of the remeasurement date, and therefore, an amortized gain amount of $2.8 million is included in the pension cost for the last three months of 2013. Overall, the Company recorded an amortized loss amount of $2.8 million for 2013.

During the last three months of 2013, there were additional pension asset gains. Primarily as a result of the actual return on plan assets exceeding the estimated return for 2013, the Company currently estimates that there will be net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the corridor, and, therefore, an amortized gain amount of $28.2 million is included in the estimated pension cost for 2014.
Overall, the Company estimates that it will record a net pension credit of approximately $65.0 million in 2014.
Note 14 to the Company’s Consolidated Financial Statements provides additional details surrounding pension costs and related assumptions.
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
As of December 31, 2013, the Company had state income tax net operating loss carryforwards of $597.1 million, which will expire at various dates from 2014 through 2032. Also at December 31, 2013, the Company had $112.1 million of non-U.S. income tax loss carryforwards, of which $101.3 million may be carried forward indefinitely; $3.5 million of losses that, if unutilized, will expire in varying amounts through 2018; and $7.3 million of losses that, if unutilized, will start to expire after 2018. At December 31, 2013, the Company has established approximately $72.8 million in valuation allowances against deferred state tax assets, net of U.S. Federal income taxes, and non-U.S. deferred tax assets, as the Company believes that it is more likely than not that the benefit from certain state and non-U.S. net operating loss carryforwards and other deferred tax assets will not be realized. The Company has established valuation allowances against state income tax benefits recognized, without considering potentially offsetting deferred tax liabilities established with respect to prepaid pension cost and goodwill. Prepaid pension cost and goodwill have not been considered a source of future taxable income for realizing deferred tax benefits recognized since these temporary differences are not likely to reverse in the foreseeable future. The valuation allowances established against state and non-U.S. income tax benefits recorded may increase or decrease within the next 12 months, based on operating results, the market value of investment holdings or business and tax planning strategies; as a result, the Company is unable to estimate the potential tax impact, given the uncertain operating and market environment. The Company will be monitoring future operating results and projected future operating results on a quarterly basis to determine whether the valuation allowances provided against state and non-U.S. deferred tax assets should be increased or decreased, as future circumstances warrant.
Recent Accounting Pronouncements.  See Note 2 to the Company’s Consolidated Financial Statements for a discussion of recent accounting pronouncements.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Graham Holdings Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on these criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Graham Holdings Company:
In our opinion, the consolidated financial statements referred to under Item 15 (1) on page 36 and listed in the index on page 38 present fairly, in all material respects, the financial position of Graham Holdings Company and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 27, 2014

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
(in thousands, except per share amounts)	2013	2012	2011
Operating Revenues
Education	$2,177,508	$2,196,496	$2,404,459
Subscriber	755,662	732,370	710,253
Advertising	366,316	400,800	327,877
Other	188,378	125,904	83,408
	3,487,864	3,455,570	3,525,997
Operating Costs and Expenses
Operating	1,564,911	1,566,257	1,562,615
Selling, general and administrative	1,327,322	1,333,516	1,383,660
Depreciation of property, plant and equipment	233,218	244,078	223,403
Amortization of intangible assets	13,598	20,946	22,201
Impairment of goodwill and other long-lived assets	3,250	111,593	—
	3,142,299	3,276,390	3,191,879
Income from Operations	345,565	179,180	334,118
Equity in earnings of affiliates, net	13,215	14,086	5,949
Interest income	2,264	3,393	4,147
Interest expense	(36,067)	(35,944)	(33,226)
Other expense, net	(23,751)	(5,456)	(55,200)
Income from Continuing Operations Before Income Taxes	301,226	155,259	255,788
Provision for Income Taxes	110,000	83,200	104,400
Income from Continuing Operations	191,226	72,059	151,388
Income (Loss) from Discontinued Operations, Net of Tax	46,119	60,128	(34,231)
Net Income	237,345	132,187	117,157
Net Income Attributable to Noncontrolling Interests	(480)	(74)	(7)
Net Income Attributable to Graham Holdings Company	236,865	132,113	117,150
Redeemable Preferred Stock Dividends	(855)	(895)	(917)
Net Income Attributable to Graham Holdings Company Common Stockholders	$236,010	$131,218	$116,233
Amounts Attributable to Graham Holdings Company Common Stockholders
Income from continuing operations	$189,891	$71,090	$150,464
Income (loss) from discontinued operations, net of tax	46,119	60,128	(34,231)
Net income attributable to Graham Holdings Company common stockholders	$236,010	$131,218	$116,233
Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic income per common share from continuing operations	$25.83	$9.22	$19.03
Basic income (loss) per common share from discontinued operations	6.27	8.17	(4.33)
Basic net income per common share	$32.10	$17.39	$14.70
Basic average number of common shares outstanding	7,238	7,360	7,826
Diluted income per common share from continuing operations	$25.78	$9.22	$19.03
Diluted income (loss) per common share from discontinued operations	6.27	8.17	(4.33)
Diluted net income per common share	$32.05	$17.39	$14.70
Diluted average number of common shares outstanding	7,333	7,404	7,905

See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
(in thousands)	2013	2012	2011
Net Income	$237,345	$132,187	$117,157
Other Comprehensive Income (Loss), Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the year	(1,059)	5,622	(21,375)
Adjustment for sales of businesses with foreign operations	—	(888)	—
	(1,059)	4,734	(21,375)
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) for the year	95,629	33,098	(37,708)
Reclassification adjustment for write-down on available-for-sale securities, net of gain, included in net income	9,554	17,226	53,793
	105,183	50,324	16,085
Pension and other postretirement plans:
Actuarial gain (loss)	762,806	82,470	(16,048)
Amortization of net actuarial loss (gain) included in net income	3,096	9,368	(510)
Amortization of net prior service credit included in net income	(1,383)	(1,859)	(3,925)
Curtailments and settlements	(124,051)	—	—
Foreign affiliate pension adjustments	—	—	2,088
Other adjustments	—	(745)	—
	640,468	89,234	(18,395)
Cash flow hedge gain (loss)	520	(1,581)	14
Other Comprehensive Income (Loss), Before Tax	745,112	142,711	(23,671)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(298,472)	(55,186)	6,861
Other Comprehensive Income (Loss), Net of Tax	446,640	87,525	(16,810)
Comprehensive Income	683,985	219,712	100,347
Comprehensive income attributable to noncontrolling interests	(503)	(103)	(126)
Total Comprehensive Income Attributable to Graham Holdings Company	$683,482	$219,609	$100,221

See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31
(In thousands, except share amounts)	2013	2012
Assets
Current Assets
Cash	$569,719	$512,431
Restricted cash	83,769	28,538
Investments in marketable equity securities and other investments	522,318	418,938
Accounts receivable, net	428,653	399,204
Income taxes receivable	17,991	—
Deferred income taxes	—	3,974
Inventories and contracts in progress	2,924	7,985
Other current assets	77,013	82,692
Total Current Assets	1,702,387	1,453,762
Property, Plant and Equipment, Net	927,542	1,081,237
Investments in Affiliates	15,754	15,535
Goodwill, Net	1,288,622	1,317,915
Indefinite-Lived Intangible Assets, Net	541,278	539,728
Amortized Intangible Assets, Net	39,588	45,577
Prepaid Pension Cost	1,245,505	604,823
Deferred Charges and Other Assets	50,370	46,492
Total Assets	$5,811,046	$5,105,069
Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$505,699	$486,396
Income taxes payable	—	726
Deferred income taxes	58,411	—
Deferred revenue	366,831	395,837
Short-term borrowings	3,168	243,327
Total Current Liabilities	934,109	1,126,286
Postretirement Benefits Other Than Pensions	36,219	59,949
Accrued Compensation and Related Benefits	211,526	216,280
Other Liabilities	86,000	109,774
Deferred Income Taxes	778,735	529,427
Long-Term Debt	447,608	453,384
Total Liabilities	2,494,197	2,495,100
Commitments and Contingencies (Notes 17 and 18)
Redeemable Noncontrolling Interest	5,896	12,655
Redeemable Preferred Stock, Series A, $1 par value, with a redemption and liquidation value of $1,000 per share; 23,000 shares authorized; 10,665 and 11,096 shares issued and outstanding	10,665	11,096
Preferred Stock, $1 par value; 977,000 shares authorized, none issued	—	—
Common Stockholders’ Equity
Common stock
Class A Common stock, $1 par value; 7,000,000 shares authorized; 1,169,073 and 1,219,383 shares issued and outstanding	1,169	1,219
Class B Common stock, $1 par value; 40,000,000 shares authorized; 18,830,927 and 18,780,617 shares issued; 6,218,051 and 6,208,118 shares outstanding	18,831	18,781
Capital in excess of par value	288,129	240,746
Retained earnings	4,782,777	4,546,775
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	25,013	26,072
Unrealized gain on available-for-sale securities	173,663	110,553
Unrealized gain on pensions and other postretirement plans	501,446	117,169
Cash flow hedge	(628)	(940)
Cost of 12,612,876 and 12,572,499 shares of Class B common stock held in treasury	(2,490,333)	(2,474,347)
Total Common Stockholders’ Equity	3,300,067	2,586,028
Noncontrolling interests	221	190
Total Equity	3,300,288	2,586,218
Total Liabilities and Equity	$5,811,046	$5,105,069

See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2013	2012	2011
Cash Flows from Operating Activities
Net Income	$237,345	$132,187	$117,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	251,262	269,992	255,975
Amortization of intangible assets	13,598	21,444	30,333
Goodwill and other long-lived asset impairment charges	3,250	111,593	11,923
Net pension expense (benefit)	1,927	16,044	(4,726)
Early retirement program expense	22,700	8,508	634
Stock-based compensation expense, net	25,163	14,662	11,789
Foreign exchange loss (gain)	13,382	(3,132)	3,263
Net gain on sales and disposition of businesses	(157,449)	(23,759)	(2,975)
Net loss on sales or write-downs of marketable equity securities and cost method investments	11,325	10,925	53,375
Equity in losses (earnings) of affiliates, including impairment charges, net of distributions	1,661	(1,148)	5,492
Provision (benefit) for deferred income taxes	11,595	(64,383)	42,265
Net loss on sales of property, plant and equipment	4,746	1,896	9,712
Change in assets and liabilities:
(Increase) decrease in accounts receivable, net	(81,989)	(14,846)	27,895
Decrease (increase) in inventories	851	(1,871)	(1,587)
Increase (decrease) in accounts payable and accrued liabilities	37,926	(34,224)	(126,771)
(Decrease) increase in deferred revenue	(3,434)	24,482	(9,186)
(Increase) in income taxes receivable and increase in income taxes payable	(18,352)	11,936	16,002
Increase in other assets and other liabilities, net	(51,740)	(5,367)	(49,537)
Other	4,097	2,275	2,258
Net Cash Provided by Operating Activities	327,864	477,214	393,291
Cash Flows from Investing Activities
Net proceeds from sales of businesses, property, plant and equipment and other assets	248,105	76,863	49,157
Purchases of property, plant and equipment	(224,093)	(217,995)	(216,381)
Purchases of marketable equity securities and other investments	(28,073)	(48,031)	(8,165)
Investments in certain businesses, net of cash acquired	(20,027)	(40,339)	(83,699)
Other	(1,313)	1,459	(1,640)
Net Cash Used in Investing Activities	(25,401)	(228,043)	(260,728)
Cash Flows from Financing Activities
(Repayment) issuance of short-term borrowing, net	(240,121)	130,450	109,671
Common shares repurchased	(4,196)	(103,196)	(248,055)
Dividends paid	(863)	(147,327)	(75,493)
Issuance of debt	—	—	52,476
Other	1,750	(1,772)	(25,560)
Net Cash Used in Financing Activities	(243,430)	(121,845)	(186,961)
Effect of Currency Exchange Rate Change	(1,745)	4,006	(2,243)
Net Increase (Decrease) in Cash and Cash Equivalents	57,288	131,332	(56,641)
Cash and Cash Equivalents at Beginning of Year	512,431	381,099	437,740
Cash and Cash Equivalents at End of Year	$569,719	$512,431	$381,099
Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$144,500	$50,531	$38,500
Interest	$35,500	$35,500	$32,650

See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(in thousands)	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Available- for-sale Securities	Unrealized Gain (Loss) on Pensions and Other Postretirement Plans	Cash Flow Hedge	Treasury Stock	Noncontrolling Interest
As of January 2, 2011	$1,241	$18,759	$249,719	$4,520,332	$37,606	$70,707	$73,826	$—	$(2,157,826)	$—
Net income for the year				117,157
Net loss attributable to redeemable noncontrolling interest				(7)
Dividends paid on common stock				(74,576)
Dividends paid on redeemable preferred stock				(917)
Repurchase of Class B common stock									(248,055)
Issuance of Class B common stock, net of restricted stock award forfeitures			(8,040)						7,692
Amortization of unearned stock compensation and stock option expense			11,789
Change in foreign currency translation adjustment (net of taxes)					(16,268)
Change in unrealized gain on available-for-sale securities (net of taxes)						9,651
Adjustment for pensions and other postretirement plans (net of taxes)							(10,201)
Conversion of Class A common stock to Class B common stock	(12)	12
Taxes arising from employee stock plans			(701)
Cash flow hedge								8
As of December 31, 2011	1,229	18,771	252,767	4,561,989	21,338	80,358	63,625	8	(2,398,189)	—
Net income for the year				132,187
Acquisitions and noncontrolling interest										191
Net income attributable to noncontrolling interests				(51)						51
Net income attributable to redeemable noncontrolling interests				(23)
Distribution to noncontrolling interests										(52)
Dividends paid on common stock				(146,432)
Dividends paid on redeemable preferred stock				(895)
Repurchase of Class B common stock									(103,196)
Issuance of Class B common stock, net of restricted stock award forfeitures			(27,423)						27,038
Amortization of unearned stock compensation and stock option expense			14,662
Change in foreign currency translation adjustment (net of tax)					4,734
Change in unrealized gain on available-for-sale securities (net of taxes)						30,195
Adjustment for pensions and other postretirement plans (net of taxes)							53,544
Conversion of Class A common stock to Class B common stock	(10)	10
Taxes arising from employee stock plans			740
Cash flow hedge								(948)
As of December 31, 2012	1,219	18,781	240,746	4,546,775	26,072	110,553	117,169	(940)	(2,474,347)	190
Net income for the year				237,345
Acquisitions and noncontrolling interest			3,932
Net income attributable to noncontrolling interests				(479)						479
Net income attributable to redeemable noncontrolling interests				(1)
Distribution to noncontrolling interests										(448)
Dividends paid on redeemable preferred stock				(863)
Repurchase of Class B common stock									(17,709)
Issuance of Class B common stock, net of restricted stock award forfeitures			(4,271)						1,723
Amortization of unearned stock compensation and stock option expense			46,908
Change in foreign currency translation adjustment (net of tax)					(1,059)
Change in unrealized gain on available-for-sale securities (net of taxes)						63,110
Adjustment for pensions and other postretirement plans (net of taxes)							384,277
Conversion of Class A common stock to Class B common stock	(50)	50
Taxes arising from employee stock plans			814
Cash flow hedge								312
As of December 31, 2013	$1,169	$18,831	$288,129	$4,782,777	$25,013	$173,663	$501,446	$(628)	$(2,490,333)	$221

See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATIONS
Graham Holdings Company (the Company), formerly The Washington Post Company, is a diversified education and media company. The Company’s Kaplan subsidiary provides a wide variety of educational services, both domestically and outside the United States. The Company’s media operations comprise the ownership and operation of cable systems and television broadcasting (through the ownership and operation of six television broadcast stations).
On October 1, 2013, the Company completed the sale of most of its newspaper publishing businesses, including The Washington Post. The operating results of these businesses have been presented in income (loss) from discontinued operations, net of tax, for all periods presented.
Education—Kaplan, Inc. provides an extensive range of educational services for students and professionals. Kaplan’s various businesses comprise three categories: Higher Education, Test Preparation and Kaplan International.
Media—The Company’s diversified media operations comprise cable operations, television broadcasting, and several websites and print publications.
Cable. Cable ONE provides cable services that include video, high-speed data and telephone service in the midwestern, western and southern states of the United States.
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
Reclassifications.  Certain amounts in previously issued financial statements have been reclassified to conform with the 2013 presentation, which includes the reclassification of the results of operations of certain businesses as discontinued operations for all periods presented.
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
Restricted Cash. Restricted cash represents amounts held for students that were received from U.S. Federal and state governments under various aid grant and loan programs, such as Title IV of the U.S. Federal Higher Education Act of 1965 (Higher Education Act), as amended, that the Company is required to maintain pursuant to U.S. Department of Education (ED) and other regulations. Restricted cash also includes (i) certain funds that the Company may be required to return if a student who receives Title IV program funds withdraws from a program and (ii) funds required to be held by non-U.S. higher education institutions for prepaid tuition.

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
Fair Value Measurements. Fair value measurements are determined based on the assumptions that a market participant would use in pricing an asset or liability based on a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) observable inputs, such as quoted prices in active markets (Level 1); (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2); and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measure. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.
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
The Company measures certain assets—including goodwill; intangible assets; property, plant and equipment; cost and equity-method investments—at fair value on a nonrecurring basis when they are deemed to be impaired. The fair value of these assets is determined with valuation techniques using the best information available and may include quoted market prices, market comparables and discounted cash flow models.
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
Inventories and Contracts in Progress. Inventories and contracts in progress are stated at the lower of cost or realizable values and are based on the first-in, first-out (FIFO) method.
Property, Plant and Equipment. Property, plant and equipment is recorded at cost and includes interest capitalized in connection with major long-term construction projects. Replacements and major improvements are capitalized; maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the property, plant and equipment: 3 to 20 years for machinery and equipment; 20 to 50 years for buildings. The costs of leasehold improvements are amortized over the lesser of their useful lives or the terms of the respective leases.
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
The Company reviews goodwill and indefinite-lived intangible assets at least annually, as of November 30, for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or indefinite-lived intangible asset below its carrying value. The Company tests its goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. In reviewing the carrying value of indefinite-lived intangible assets at the cable division, the Company aggregates its cable systems on a regional basis. The Company initially assesses qualitative factors to determine if it is necessary to perform the two-step goodwill impairment review or indefinite-lived intangible asset quantitative impairment review. The Company reviews the goodwill for impairment using the two-step process and the indefinite-lived intangible assets using the quantitative process if, based on its assessment of the qualitative factors, it determines that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value, or if it decides to bypass the qualitative assessment. The Company reviews the carrying value of goodwill and indefinite-lived intangible assets utilizing a discounted cash flow model, and, where appropriate, a market value approach is also utilized to supplement the discounted cash flow model. The Company makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s and indefinite-lived intangible asset’s estimated fair value. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges.
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
Kaplan Higher Education (KHE), through the Kaplan Commitment program, provides first-time students with a risk-free trial period. Under the program, KHE monitors academic progress and conducts assessments to help determine whether students are likely to be successful in their chosen course of study. Students who withdraw or are subject to dismissal during the risk-free trial period do not incur any significant financial obligation. The Company does not recognize revenues related to coursework until the students complete the risk-free period and decide to continue with their studies, at which time the fees become fixed or determinable.

Cable revenues. Cable revenues are primarily derived from subscriber fees for video, high-speed Internet and phone services, and from advertising. Cable subscriber revenue is recognized monthly as services are delivered. Advertising revenue is recognized when the commercials or programs are aired.
Television broadcasting revenues. Advertising revenues are recognized, net of agency commissions, when the underlying advertisement is broadcast. Retransmission revenues are recognized over the term of the agreement based on monthly subscriber counts and contractual rates.
Revenue presentation. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company acts as a principal or an agent in the transaction. In certain cases, the Company is considered the agent, and the Company records revenue equal to the net amount retained when the fee is earned. In these cases, costs incurred with third-party suppliers are excluded from the Company’s revenue. The Company assesses whether it or the third-party supplier is the primary obligor and evaluates the terms of its customer arrangements as part of this assessment. In addition, the Company considers other key indicators such as latitude in establishing price, inventory risk, nature of services performed, discretion in supplier selection and credit risk.
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
Pensions and Other Postretirement Benefits. The Company maintains various pension and incentive savings plans. Substantially all of the Company’s employees are covered by these plans. The Company also provides health care and life insurance benefits to certain retired employees. These employees become eligible for benefits after meeting age and service requirements.
The Company recognizes the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. The Company measures changes in the funded status of its plans using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return and rate of compensation increase. The Company uses a measurement date of December 31 for its pension and other postretirement benefit plans.
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
Recently Adopted and Issued Accounting Pronouncements. In February 2013, the Financial Accounting Standards Board (FASB) issued final guidance on the presentation of reclassifications out of other comprehensive income to net income. The amendment requires an entity to provide information about the amounts reclassified out of other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in a footnote, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income only if the amount reclassified is required by GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide details about those amounts. This amendment is effective for interim and fiscal years beginning after December 15, 2012. The adoption of the amendment in the first quarter of 2013 is reflected in the Company's Notes to Consolidated Financial Statements.

3.	DISCONTINUED OPERATIONS
On October 1, 2013, the Company completed the sale of most of its newspaper publishing businesses. The publishing businesses sold include The Washington Post, Express, The Gazette Newspapers, Southern Maryland Newspapers, Greater Washington Publishing, Fairfax County Times and El Tiempo Latino and related websites (Publishing Subsidiaries). Slate magazine, TheRoot.com and Foreign Policy were not part of the transaction and remain with the Company, as do the Trove and SocialCode businesses, the Company’s interest in Classified Ventures and certain real estate assets, including the headquarters building in downtown Washington, DC.

The Company sold all of the issued and outstanding equity securities of the Publishing Subsidiaries for $250 million, subject to customary adjustments for cash, debt and working capital at closing. A pre-tax gain of $157.5 million was recorded on the sale (after-tax gain of $100.0 million). This gain amount includes net curtailment and settlement gains from the Company’s pension and postretirement plans of $56.6 million. The net loss from discontinued operations also included early retirement program expense of $22.7 million and $8.5 million in 2013 and 2012, respectively, and stock compensation expense of $20.7 million in 2013 as a result of modifications to restricted stock awards and stock options.
In March 2013, the Company sold The Herald. Kaplan sold Kidum in August 2012, EduNeering in April 2012 and Kaplan Learning Technologies (KLT) in February 2012. In addition, the Company divested its interest in Avenue100 Media Solutions in July 2012.
The sale of The Herald resulted in a pre-tax loss of $0.1 million that was recorded in the first quarter of 2013.
The sale of KLT resulted in a pre-tax loss of $3.1 million, which was recorded in the first quarter of 2012. The sale of EduNeering resulted in a pre-tax gain of $29.5 million, which was recorded in the second quarter of 2012. The sale of Kidum resulted in a pre-tax gain of $3.6 million, which was recorded in the third quarter of 2012.
In connection with each of the sales of the Company’s stock in EduNeering and KLT, in the first quarter of 2012, the Company recorded $23.2 million of income tax benefits related to the excess of the outside stock tax basis over the net book value of the net assets disposed.
In connection with the disposal of Avenue100 Media Solutions, Inc., the Company recorded a pre-tax loss of $5.7 million in the third quarter of 2012. An income tax benefit of $44.5 million was also recorded in the third quarter of 2012 as the Company determined that Avenue100 Media Solutions, Inc. had no value. The income tax benefit was due to the Company’s tax basis in the stock of Avenue100 exceeding its net book value as a result of goodwill and other intangible asset impairment charges recorded in prior years, for which no tax benefit was previously recorded.
In October 2011, Kaplan completed the sale of Kaplan Compliance Solutions (KCS) and recorded an after-tax gain on the transaction of $1.5 million. In July 2011, Kaplan completed the sale of Kaplan Virtual Education (KVE) and recorded an after-tax loss on the transaction of $1.2 million.
The results of operations of the Publishing Subsidiaries, The Herald, Kidum, Avenue100, Kaplan EduNeering, KLT, KCS and KVE for 2013, 2012 and 2011, where applicable, are included in the Company’s Consolidated Statements of Operations as Income (Loss) from Discontinued Operations, Net of Tax. All corresponding prior period operating results presented in the Company’s Consolidated Financial Statements and the accompanying notes have been reclassified to reflect the discontinued operations presented. The Company did not reclassify its Consolidated Statements of Cash Flows or prior year Consolidated Balance Sheet to reflect the discontinued operations.
The summarized income (loss) from discontinued operations, net of tax, is presented below:

	Year Ended December 31
(in thousands)	2013	2012	2011
Operating revenues	$382,705	$597,425	$723,605
Operating costs and expenses	(465,605)	(639,315)	(769,129)
Loss from discontinued operations	(82,900)	(41,890)	(45,524)
Benefit from income taxes	(29,059)	(13,668)	(10,934)
Net Loss from Discontinued Operations	(53,841)	(28,222)	(34,590)
Gain on sales and disposition of discontinued operations	157,449	23,759	2,975
Provision (benefit) for income taxes on sales and disposition of discontinued operations	57,489	(64,591)	2,616
Income (Loss) from Discontinued Operations, Net of Tax	$46,119	$60,128	$(34,231)

4.	INVESTMENTS
Investments in Marketable Equity Securities.  Investments in marketable equity securities consist of the following:

	As of December 31
(in thousands)	2013	2012
Total cost	$197,718	$195,832
Net unrealized gains	289,438	184,255
Total Fair Value	$487,156	$380,087
At December 31, 2013 and 2012, the Company owned 2,214 shares of Berkshire Hathaway Inc. (Berkshire) Class A common stock and 424,250 shares of Berkshire Class B common stock, respectively. The Company’s ownership of Berkshire accounted for $444.2 million, or 91%, and $334.9 million, or 88%, of the total fair value of the Company’s investments in marketable equity securities at December 31, 2013 and 2012, respectively.

Berkshire is a holding company owning subsidiaries engaged in a number of diverse business activities. Berkshire also owns approximately 23% of the common stock of the Company. The chairman, chief executive officer and largest shareholder of Berkshire, Mr. Warren Buffett, was a member of the Company’s Board of Directors until May 2011, at which time Mr. Buffett retired from the Company’s Board. The Company's investment in Berkshire common stock is less than 1% of the consolidated equity of Berkshire. At December 31, 2013 and 2012, the unrealized gain related to the Company’s Berkshire stock investment totaled $286.9 million and $177.6 million, respectively.
At the end of 2013 and 2012, the Company’s investment in Strayer Education, Inc. had been in an unrealized loss position for about six months. The Company evaluated this investment for other-than-temporary impairment based on various factors, including the duration and severity of the unrealized loss, the reason for the decline in value, the potential recovery period and the Company’s ability and intent to hold the investment. Based on this evaluation, the Company concluded that the unrealized loss was other-than-temporary and recorded a $10.4 million and $18.0 million write-down of the investment in 2013 and 2012, respectively.
At the end of the first quarter of 2011, the Company’s investment in Corinthian Colleges, Inc. had been in an unrealized loss position for over six months. The Company evaluated this investment for other-than-temporary impairment based on various factors, including the duration and severity of the unrealized loss, the reason for the decline in value, the potential recovery period and the Company’s ability and intent to hold the investment. Based on this evaluation, the Company concluded that the unrealized loss was other-than-temporary and recorded a $30.7 million write-down of the investment. The investment continued to decline, and in the third quarter of 2011, the Company recorded an additional $23.1 million write-down of the investment.
The Company invested $15.0 million and $45.0 million in marketable equity securities during 2013 and 2012. There were no new investments of marketable equity securities in 2011. During 2013 and 2012, proceeds from sales of marketable equity securities were $3.6 million and $2.0 million, respectively, and net realized gains on such sales were $0.9 million and $0.5 million, respectively. There were no sales of marketable equity securities during 2011.
Investments in Affiliates. At the end of 2013, the Company held a 16.5% interest in Classified Ventures, LLC, which owns and operates several leading businesses in the online classified advertising space and interests in several other investments.
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

5.	ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts receivable consist of the following:

	As of December 31
(in thousands)	2013	2012
Trade accounts receivable, less estimated returns, doubtful accounts and allowances
of $33,834 and $35,462	$398,014	$379,355
Other accounts receivable	30,639	19,849
	$428,653	$399,204
The changes in allowance for doubtful accounts and returns and allowance for advertising rate adjustments and discounts were as follows:

(in thousands)	Balance at Beginning of Period	Additions – Charged to Costs and Expenses	Deductions	Balance at End of Period
2013
Allowance for doubtful accounts and returns	$33,612	$57,245	$(57,023)	$33,834
Allowance for advertising rate adjustments and discounts	1,850	—	(1,850)	—
	$35,462	$57,245	$(58,873)	$33,834
2012
Allowance for doubtful accounts and returns	$48,199	$55,605	$(70,192)	$33,612
Allowance for advertising rate adjustments and discounts	2,026	15,088	(15,264)	1,850
	$50,225	$70,693	$(85,456)	$35,462
2011
Allowance for doubtful accounts and returns	$67,007	$61,327	$(80,135)	$48,199
Allowance for advertising rate adjustments and discounts	3,174	11,868	(13,016)	2,026
	$70,181	$73,195	$(93,151)	$50,225

Accounts payable and accrued liabilities consist of the following:

	As of December 31
(in thousands)	2013	2012
Accounts payable and accrued liabilities	$343,620	$310,294
Accrued compensation and related benefits	162,079	176,102
	$505,699	$486,396

6.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	As of December 31
(in thousands)	2013	2012
Land	$32,618	$42,992
Buildings	299,652	364,844
Machinery, equipment and fixtures	2,289,966	2,617,344
Leasehold improvements	294,548	314,555
Construction in progress	94,615	66,734
	3,011,399	3,406,469
Less accumulated depreciation	(2,083,857)	(2,325,232)
	$927,542	$1,081,237
Depreciation expense was $233.2 million, $244.1 million and $223.4 million in 2013, 2012 and 2011, respectively.

7.	ACQUISITIONS AND DISPOSITIONS
Acquisitions. The Company completed business acquisitions totaling approximately $23.8 million in 2013; $55.6 million in 2012; and $136.5 million including assumed debt of $5.5 million in 2011. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition.
During 2013, the Company acquired six businesses. On August 1, 2013, the Company completed its acquisition of Forney Corporation, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications. The operating results for Forney are included in other businesses. The Company also acquired four small businesses in other businesses and one small business in its education division. In the second quarter of 2013, Kaplan purchased the remaining 15% noncontrolling interest in Kaplan China; this additional interest was accounted for as an equity transaction. The purchase price allocations mostly comprise goodwill, other intangible assets and current assets.
During 2012, the Company completed five business acquisitions. In November 2012, the Company completed its acquisition of a controlling interest in Celtic Healthcare, Inc. (Celtic), a provider of home health care and hospice services in the northeastern and mid-Atlantic regions. The operating results of Celtic are included in other businesses. The fair value of the noncontrolling interest in Celtic was $5.9 million at the acquisition date, determined using a market approach. The minority shareholder has an option to put their shares to the Company from 2018 to 2022, and the Company has an option to buy the shares of the minority shareholder in 2022. The Company also acquired three small businesses in its education division and one small business in other businesses. The purchase price allocations mostly comprised goodwill and other intangible assets.
During 2011, the Company completed five business acquisitions. Kaplan acquired three businesses in its Kaplan International division, one business in its KHE division and one business in its Kaplan Ventures division. These included the May 2011 acquisitions of Franklyn Scholar and Carrick Education Group, national providers of vocational training and higher education in Australia, and the June 2011 acquisition of Structuralia, a provider of e-learning for the engineering and infrastructure sector in Spain. The purchase price allocations for these acquisitions mostly comprised goodwill, other intangible assets and property, plant and equipment.
Dispositions. On October 1, 2013, the Company completed the sale of its Publishing Subsidiaries that together conducted most of the Company’s publishing business and related services, including publishing The Washington Post, Express, The Gazette Newspapers, Southern Maryland Newspapers, Greater Washington Publishing, Fairfax County Times and El Tiempo Latino and related websites. Slate magazine, TheRoot.com and Foreign Policy were not part of the transaction and remain with the Company, as do the Trove and SocialCode businesses, the Company’s interest in Classified Ventures and certain real estate assets, including the headquarters building in downtown Washington, DC. In March 2013, the Company completed the sale of The Herald, a daily and Sunday newspaper headquartered in Everett, WA. The Herald was previously reported in the newspaper publishing division.

The Company divested its interest in Avenue100 Media Solutions in July 2012, which was previously reported in other businesses. Kaplan completed the sales of Kidum in August 2012, EduNeering in April 2012, and KLT in February 2012, which were part of the Kaplan Ventures division.
Kaplan completed the sales of KVE in July 2011 and KCS in October 2011, which were part of Kaplan Ventures and KHE, respectively.
Consequently, the Company’s income from continuing operations excludes results from these businesses, which have been reclassified to discontinued operations (see Note 3).

8.	GOODWILL AND OTHER INTANGIBLE ASSETS
In 2013, as a result of operating losses and restructuring activities at one of the Kaplan International businesses, Kaplan recorded an intangible and other long-lived assets impairment charge of $3.3 million. The Company estimated the fair value of the student and customer relationships and database and technology intangible assets using the excess earnings method, and the fair value of the trade name and trademarks intangible assets using the relief from royalty method.
As part of the Company’s annual impairment review in 2012, the KTP reporting unit failed the step one goodwill impairment test, and, therefore, a step two analysis was performed. As a result of the step two analysis, the Company recorded a goodwill and other long-lived asset impairment charge of $111.6 million. The Company estimated the fair value utilizing a discounted cash flow model, supported by a market approach. The impairment charge was the result of a slowdown in enrollment growth at KTP, operating losses for the preceding three years and other factors. A substantial portion of the impairment charge was due to the amount of unrecognized intangible assets identified in the step two analysis.
Amortization of intangible assets for the years ended December 31, 2013, 2012 and 2011, was $13.6 million, $20.9 million and $22.2 million, respectively. Amortization of intangible assets is estimated to be approximately $11 million in 2014, $9 million in 2015, $8 million in 2016, $5 million in 2017, $4 million in 2018 and $3 million thereafter.
The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Cable	Newspaper Publishing	Television Broadcasting	Other Businesses	Total
As of December 31, 2011
Goodwill	$1,116,615	$85,488	$81,183	$203,165	$100,152	$1,586,603
Accumulated impairment losses	(8,492)	—	(65,772)	—	(97,342)	(171,606)
	1,108,123	85,488	15,411	203,165	2,810	1,414,997
Acquisitions	7,364	—	—	—	16,242	23,606
Impairment	(102,259)	—	—	—	—	(102,259)
Dispositions	(29,000)	—	—	—	—	(29,000)
Foreign currency exchange rate changes and other	10,571	—	—	—	—	10,571
As of December 31, 2012
Goodwill	1,097,058	85,488	81,183	203,165	19,052	1,485,946
Accumulated impairment losses	(102,259)	—	(65,772)	—	—	(168,031)
	994,799	85,488	15,411	203,165	19,052	1,317,915
Reallocation, net	—	—	(1,809)	—	1,809	—
Acquisitions	—	—	—	—	7,934	7,934
Dispositions	—	—	(13,602)	—	—	(13,602)
Foreign currency exchange rate changes and other	(23,625)	—	—	—	—	(23,625)
As of December 31, 2013
Goodwill	1,073,433	85,488	—	203,165	34,877	1,396,963
Accumulated impairment losses	(102,259)	—	—	—	(6,082)	(108,341)
	$971,174	$85,488	$—	$203,165	$28,795	$1,288,622

The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Higher Education	Test Preparation	Kaplan International	Kaplan Ventures	Total
As of December 31, 2011
Goodwill	$409,128	$152,187	$515,936	$39,364	$1,116,615
Accumulated impairment losses	—	—	—	(8,492)	(8,492)
	409,128	152,187	515,936	30,872	1,108,123
Acquisitions	—	—	7,364	—	7,364
Impairment Losses	—	(102,259)	—	—	(102,259)
Dispositions	—	—	—	(29,000)	(29,000)
Foreign currency exchange rate changes and other	56	—	12,387	(1,872)	10,571
As of December 31, 2012
Goodwill	409,184	152,187	535,687	—	1,097,058
Accumulated impairment losses	—	(102,259)	—	—	(102,259)
	409,184	49,928	535,687	—	994,799
Foreign currency exchange rate changes and other	(168)	—	(23,457)	—	(23,625)
As of December 31, 2013
Goodwill	409,016	152,187	512,230	—	1,073,433
Accumulated impairment losses	—	(102,259)	—	—	(102,259)
	$409,016	$49,928	$512,230	$—	$971,174
Other intangible assets consist of the following:

		As of December 31, 2013			As of December 31, 2012
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Noncompete agreements	2–5 years	$13,540	$12,622	$918	$14,008	$12,546	$1,462
Student and customer relationships	2–10 years	72,050	45,718	26,332	73,693	40,787	32,906
Databases and technology	3–5 years	10,790	6,991	3,799	6,457	5,707	750
Trade names and trademarks	2–10 years	22,327	16,052	6,275	26,634	18,185	8,449
Other	1–25 years	9,836	7,572	2,264	8,849	6,839	2,010
		$128,543	$88,955	$39,588	$129,641	$84,064	$45,577
Indefinite-Lived Intangible Assets
Franchise agreements		$496,321			$496,321
Wireless licenses		22,150			22,150
Licensure and accreditation		7,171			7,371
Other		15,636			13,886
		$541,278			$539,728

9.	INCOME TAXES
Income from continuing operations before income taxes consists of the following:

	Year Ended December 31
(in thousands)	2013	2012	2011
U.S.	$287,221	$137,743	$243,913
Non-U.S.	14,005	17,516	11,875
	$301,226	$155,259	$255,788
The provision for income taxes on income from continuing operations consists of the following:

(in thousands)	Current	Deferred	Total
Year Ended December 31, 2013
U.S. Federal	$78,375	$22,438	$100,813
State and Local	10,514	(9,808)	706
Non-U.S.	10,051	(1,570)	8,481
	$98,940	$11,060	$110,000
Year Ended December 31, 2012
U.S. Federal	$111,024	$(48,685)	$62,339
State and Local	14,062	(5,135)	8,927
Non-U.S.	12,631	(697)	11,934
	$137,717	$(54,517)	$83,200
Year Ended December 31, 2011
U.S. Federal	$42,950	$26,732	$69,682
State and Local	15,937	10,475	26,412
Non-U.S.	9,129	(823)	8,306
	$68,016	$36,384	$104,400

The provision for income taxes on continuing operations exceeds the amount of income tax determined by applying the U.S. Federal statutory rate of 35% to income from continuing operations before taxes as a result of the following:

	Year Ended December 31
(in thousands)	2013	2012	2011
U.S. Federal taxes at statutory rate	$105,429	$54,341	$89,526
State and local taxes, net of U.S. Federal tax	3,097	9,247	4,143
Valuation allowances against state tax benefits, net of U.S. Federal tax	(2,638)	(3,443)	9,748
Tax provided on non-U.S. subsidiary earnings and distributions at more (less) than the
expected U.S. Federal statutory tax rate	694	(7,320)	(6,882)
Valuation allowances against non-U.S. income tax benefits	7,233	15,966	8,072
Goodwill impairment	—	12,776	—
U.S. Federal Manufacturing Deduction tax (benefit) expense	(5,218)	(3,323)	1,365
Other, net	1,403	4,956	(1,572)
Provision for Income Taxes	$110,000	$83,200	$104,400
During 2013, 2012 and 2011, in addition to the income tax provision for continuing operations presented above, the Company also recorded tax expense or benefits on discontinued operations. Losses from discontinued operations and gains or losses on sales and dispositions of discontinued operations have been reclassified from previously reported income from operations and reported separately as loss from discontinued operations, net of tax. Tax expense of $28.4 million and tax benefits of $78.3 million and $8.3 million with respect to discontinued operations were recorded in 2013, 2012 and 2011, respectively.
Deferred income taxes consist of the following:

	As of December 31
(in thousands)	2013	2012
Accrued postretirement benefits	$15,408	$25,287
Other benefit obligations	101,923	123,306
Accounts receivable	24,911	31,073
State income tax loss carryforwards	30,036	34,578
U.S. Federal income tax loss carryforwards	2,613	2,857
U.S. Federal capital loss carryforwards	—	10,837
U.S. Federal foreign income tax credit carryforwards	8,265	6,781
Non-U.S. income tax loss carryforwards	32,600	27,039
Other	61,753	58,133
Deferred Tax Assets	277,509	319,891
Valuation allowances	(72,767)	(78,109)
Deferred Tax Assets, Net	$204,742	$241,782
Property, plant and equipment	134,627	175,025
Prepaid pension cost	497,727	241,846
Unrealized gain on available-for-sale securities	115,785	73,712
Goodwill and other intangible assets	293,749	276,652
Deferred Tax Liabilities	$1,041,888	$767,235
Deferred Income Tax Liabilities, Net	$837,146	$525,453
The Company has $597.1 million of state income tax loss carryforwards available to offset future state taxable income. State income tax loss carryforwards, if unutilized, will start to expire approximately as follows:

(in millions)
2014	$5.3
2015	5.4
2016	5.7
2017	2.5
2018	4.5
2019 and after	573.7
Total	$597.1
The Company has recorded at December 31, 2013, $30.0 million in deferred state income tax assets, net of U.S. Federal income tax, with respect to these state income tax loss carryforwards. The Company has established a full valuation allowance, reducing the net recorded amount of deferred tax assets with respect to state tax loss carryforwards, since the Company has determined that it is more likely than not that the state tax losses may not be fully utilized in the future to reduce state taxable income.

The Company has $7.4 million of U.S. Federal income tax loss carryforwards obtained as a result of prior stock acquisitions. U.S. Federal income tax loss carryforwards are expected to be fully utilized as follows:

(in millions)
2014	$0.7
2015	0.7
2016	0.7
2017	0.7
2018	0.7
2019 and after	3.9
Total	$7.4
The Company has established at December 31, 2013, $2.6 million in U.S. Federal deferred tax assets with respect to these U.S. Federal income tax loss carryforwards.
For U.S. Federal income tax purposes, the Company has $8.3 million of foreign tax credits available to be credited against future U.S. Federal income tax liabilities. These U.S. Federal foreign tax credits are expected to be fully utilized in the future; $6.8 million and $1.5 million will expire at the end of 2022 and 2023, respectively, if not utilized. The Company has established at December 31, 2013, $8.3 million of U.S. Federal deferred tax assets with respect to these U.S. Federal foreign tax credit carryforwards.
The Company has $112.1 million of non-U.S. income tax loss carryforwards, as a result of operating losses and prior stock acquisitions that are available to offset future non-U.S. taxable income and has recorded, with respect to these losses, $32.6 million in non-U.S. deferred income tax assets. The Company has established $31.4 million in valuation allowances against the deferred tax assets recorded for the portion of non-U.S. tax losses that may not be fully utilized to reduce future non-U.S. taxable income. The $112.1 million of non-U.S. income tax loss carryforwards consist of $101.3 million in losses that may be carried forward indefinitely; $3.5 million of losses that, if unutilized, will expire in varying amounts through 2018; and $7.3 million of losses that, if unutilized, will start to expire after 2018.
Deferred tax valuation allowances and changes in deferred tax valuation allowances were as follows:

(in thousands)	Balance at Beginning of Period	Tax Expense and Revaluation	Deductions	Balance at End of Period
Year ended
December 31, 2013	$78,109	$(5,342)	—	$72,767
December 31, 2012	$59,179	$18,930	—	$78,109
December 31, 2011	$41,359	$17,820	—	$59,179
The Company has established $35.6 million in valuation allowances against deferred state tax assets recognized, net of U.S. Federal tax. As stated above, approximately $30.0 million of the valuation allowances, net of U.S. Federal income tax, relate to state income tax loss carryforwards. The Company has established valuation allowances against state income tax assets recognized, without considering potentially offsetting deferred tax liabilities established with respect to prepaid pension cost and goodwill. Prepaid pension cost and goodwill have not been considered a source of future taxable income for realizing deferred tax assets recognized since these temporary differences are not likely to reverse in the foreseeable future. The valuation allowances established against state income tax assets are recorded at the parent company and the education division and may increase or decrease within the next 12 months, based on operating results or the market value of investment holdings. As a result, the Company is unable to estimate the potential tax impact, given the uncertain operating and market environment. The Company will be monitoring future operating results and projected future operating results on a quarterly basis to determine whether the valuation allowances provided against deferred state tax assets should be increased or decreased, as future circumstances warrant.
The Company has not established valuation allowances against any U.S. Federal deferred tax assets.
The Company has established $37.2 million in valuation allowances against non-U.S. deferred tax assets, and, as stated above, $31.4 million of the non-U.S. valuation allowances relate to non-U.S. income tax loss carryforwards.
Deferred U.S. Federal and state income taxes are recorded with respect to undistributed earnings of investments in non-U.S. subsidiaries to the extent taxable dividend income would be recognized if such earnings were distributed. Deferred income taxes recorded with respect to undistributed earnings of investments in non-U.S. subsidiaries are recorded net of foreign tax credits with respect to such undistributed earnings estimated to be creditable against future U.S. Federal tax liabilities. At December 31, 2013 and 2012, net U.S. Federal and state deferred income tax liabilities of about $7.7 million and $1.7 million, respectively, were recorded with respect to undistributed earnings of investments in non-U.S. subsidiaries based on the year-end position.

Deferred U.S. Federal and state income taxes have not been recorded for the full book value and tax basis differences related to investments in non-U.S. subsidiaries because such investments are expected to be indefinitely held. The book value exceeded the tax basis of investments in non-U.S. subsidiaries by approximately $66.8 million and $64.2 million at December 31, 2013 and 2012, respectively; these differences would result in approximately $5.9 million and $14.7 million of net additional U.S. Federal and state deferred tax liabilities, net of foreign tax credits related to undistributed earnings and estimated to be creditable against future U.S. Federal tax liabilities, at December 31, 2013 and 2012, respectively. If investments in non-U.S. subsidiaries were held for sale instead of expected to be held indefinitely, additional U.S. Federal and state deferred tax liabilities would be required to be recorded, and such deferred tax liabilities, if recorded, may exceed the above estimates.
The Company does not currently anticipate that within the next 12 months there will be any events requiring the establishment of any valuation allowances against U.S. Federal net deferred tax assets. The valuation allowances established against non-U.S. deferred tax assets are recorded at the education division, as this is the only division with significant non-U.S operating activities, and these are largely related to the education division’s operations in Australia. These valuation allowances may increase or decrease within the next 12 months, based on operating results. As a result, the Company is unable to estimate the potential tax impact, given the uncertain operating environment. The Company will be monitoring future education division operating results and projected future operating results on a quarterly basis to determine whether the valuation allowances provided against non-U.S. deferred tax assets should be increased or decreased, as future circumstances warrant.
The Company has recorded a $10.5 million U.S. Federal income tax receivable at December 31, 2013, with respect to capital loss and foreign tax credit carrybacks to the 2010 tax year.
The Company files income tax returns with the U.S. Federal government and in various state, local and non-U.S. governmental jurisdictions, with the consolidated U.S. Federal tax return filing considered the only major tax jurisdiction. The statute of limitations has expired on all consolidated U.S. Federal corporate income tax returns filed through 2009, and the Internal Revenue Service is not currently examining any of the post-2009 returns filed by the Company.
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

10.	DEBT
The Company’s borrowings consist of the following:

	As of December 31
(in thousands)	2013	2012
7.25% unsecured notes due February 1, 2019	$397,893	$397,479
USD Revolving credit borrowing	—	240,121
AUD Revolving credit borrowing	44,625	51,915
Other indebtedness	8,258	7,196
Total Debt	450,776	696,711
Less: current portion	(3,168)	(243,327)
Total Long-Term Debt	$447,608	$453,384
The Company did not borrow funds under its USD revolving credit facility in 2013. On December 20, 2012, the Company borrowed $240 million under its revolving credit facility at an interest rate of 1.5107%; this was fully repaid on January 11, 2013. The Company’s other indebtedness at December 31, 2013, is at interest rates of 0% to 6% and matures between 2014 and 2017.
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

On June 17, 2011, the Company entered into a credit agreement (the Credit Agreement) providing for a U.S. $450 million, AUD 50 million four-year revolving credit facility (the Facility) with each of the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and J.P. Morgan Australia Limited as Australian Sub-Agent. The Facility consists of two tranches: (a) U.S. $450 million and (b) AUD 50 million (subject, at the Company’s option, to conversion of the unused Australian dollar commitments into U.S. dollar commitments at a specified exchange rate). The Credit Agreement provides for an option to increase the total U.S. dollar commitments up to an aggregate amount of U.S. $700 million. The Company is required to pay a facility fee on a quarterly basis, based on the Company’s long-term debt ratings, of between 0.08% and 0.20% of the amount of the Facility. Any borrowings are made on an unsecured basis and bear interest at (a) for U.S. dollar borrowings, at the Company’s option, either (i) a fluctuating interest rate equal to the highest of JPMorgan’s prime rate, 0.5% above the Federal funds rate or the one-month eurodollar rate plus 1%, or (ii) the eurodollar rate for the applicable interest period; or (b) for Australian dollar borrowings, the bank bill rate, in each case plus an applicable margin that depends on the Company’s long-term debt ratings. The Facility will expire on June 17, 2015, unless the Company and the banks agree to extend the term. Any outstanding borrowings must be repaid on or prior to the final termination date. The Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type and, among other things, requires the Company to maintain at least $1.5 billion of consolidated stockholders’ equity.
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
During 2013 and 2012, the Company had average borrowings outstanding of approximately $471.4 million and $483.3 million, respectively, at average annual interest rates of approximately 6.7%. The Company incurred net interest expense of $33.8 million, $32.6 million and $29.1 million during 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $475.2 million and $481.4 million, respectively, compared with the carrying amount of $397.9 million and $397.5 million. The carrying value of the Company’s other unsecured debt at December 31, 2013, approximates fair value.

11.	FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of December 31, 2013
(in thousands)	Level 1	Level 2	Total
Assets
Money market investments (1)	$—	$431,836	$431,836
Marketable equity securities (2)	487,156	—	487,156
Other current investments (3)	11,826	23,336	35,162
Total Financial Assets	$498,982	$455,172	$954,154
Liabilities
Deferred compensation plan liabilities (4)	$—	$67,603	$67,603
7.25% unsecured notes (5)	—	475,224	475,224
AUD revolving credit borrowing (5)	—	44,625	44,625
Interest rate swap (6)	—	1,047	1,047
Total Financial Liabilities	$—	$588,499	$588,499
____________

(1)	The Company’s money market investments are included in cash, cash equivalents and restricted cash.

(2)	The Company’s investments in marketable equity securities are classified as available-for-sale.

(3)	Includes U.S. Government Securities, corporate bonds, mutual funds and time deposits (with original maturities greater than 90 days, but less than one year).

(4)
Includes Graham Holdings Company’s Deferred Compensation Plan and supplemental savings plan benefits under the Graham Holdings Company’s Supplemental Executive Retirement Plan, which are included in accrued compensation and related benefits.

(5)	See Note 10 for carrying amount of these notes and borrowing.

(6)
Included in Other liabilities. The Company utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity and market interest rates.

	As of December 31, 2012
(in thousands)	Level 1	Level 2	Total
Assets
Money market investments (1)	$—	$432,670	$432,670
Marketable equity securities (2)	380,087	—	380,087
Other current investments (3)	14,134	24,717	38,851
Total Financial Assets	$394,221	$457,387	$851,608
Liabilities
Deferred compensation plan liabilities (4)	$—	$62,297	$62,297
7.25% unsecured notes (5)	—	481,424	481,424
AUD revolving credit borrowing (5)	—	51,915	51,915
Interest rate swap (6)	—	1,567	1,567
Total Financial Liabilities	$—	$597,203	$597,203
____________

(1)	The Company’s money market investments are included in cash, cash equivalents and restricted cash.

(2)	The Company’s investments in marketable equity securities are classified as available-for-sale.

(3)	Includes U.S. Government Securities, corporate bonds, mutual funds and time deposits (with original maturities greater than 90 days, but less than one year).

(4)
Includes Graham Holdings Company’s Deferred Compensation Plan and supplemental savings plan benefits under the Graham Holdings Company’s Supplemental Executive Retirement Plan, which are included in accrued compensation and related benefits.

(5)	See Note 10 for carrying amount of these notes and borrowing.

(6)
Included in Other liabilities. The Company utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity and market interest rates.

For the year ended December 31, 2013, the Company recorded an intangible and other long-lived assets impairment charge of $3.3 million. For the year ended December 31, 2012, the Company recorded a goodwill and other long-lived assets impairment charge of $111.6 million (see Notes 2 and 8). The remeasurement of the goodwill and other long-lived assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value.

12.	REDEEMABLE PREFERRED STOCK
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

13.	CAPITAL STOCK, STOCK AWARDS AND STOCK OPTIONS
Capital Stock.  Each share of Class A common stock and Class B common stock participates equally in dividends. The Class B stock has limited voting rights and as a class has the right to elect 30% of the Board of Directors; the Class A stock has unlimited voting rights, including the right to elect a majority of the Board of Directors. In 2013 and 2012, the Company’s Class A shareholders converted 50,310, or 4%, and 10,000, or 1%, respectively, of the Class A shares of the Company to an equal number of Class B shares. The conversions had no impact on the voting rights of the Class A and Class B common stock.
During 2013, 2012 and 2011, the Company purchased a total of 33,024, 301,231 and 644,948 shares, respectively, of its Class B common stock at a cost of approximately $17.7 million, $103.2 million and $248.1 million, respectively. In September 2011, the Board of Directors increased the authorization to repurchase a total of 750,000 shares of Class B common stock. The Company did not announce a ceiling price or a time limit for the purchases. The authorization included 43,573 shares that remained under the previous authorization. At December 31, 2013, the Company had remaining authorization from the Board of Directors to purchase up to 159,219 shares of Class B common stock.
Stock Awards.  In 2001, the Company adopted an incentive compensation plan, which, among other provisions, authorizes the awarding of Class B common stock to key employees. Stock awards made under this incentive compensation plan are primarily subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant’s employment terminates before the end of a specified period of service to the Company. Some of the awards are also subject to performance and market conditions and will be forfeited and revert to Company ownership if the conditions are not met. At December 31, 2013, there were 43,950 shares reserved for issuance under this incentive compensation plan, which were all subject to awards outstanding.
In 2012, the Company adopted a new incentive compensation plan (the 2012 Plan), which, among other provisions, authorizes the awarding of Class B common stock to key employees in the form of stock awards, stock options and other awards involving the actual transfer of shares. All stock awards, stock options and other awards involving the actual transfer of shares issued subsequent to the adoption of this plan are covered under this new incentive compensation plan. Stock awards made under the 2012 incentive compensation plan are primarily subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant’s employment terminates before the end of a specified period of service to the Company. Some of the awards are also subject to performance and market conditions and will be forfeited and revert to Company ownership if the conditions are not met. At December 31, 2013, there were 471,800 shares reserved for issuance under the 2012 incentive compensation plan. Of this number, 91,029 shares were subject to stock awards and stock options outstanding and 380,771 shares were available for future awards.
Activity related to stock awards under these incentive compensation plans was as follows:

	Year Ended December 31
	2013		2012		2011
	Number of Shares	Average Grant-Date Fair Value	Number of Shares	Average Grant-Date Fair Value	Number of Shares	Average Grant-Date Fair Value
Beginning of year, unvested	207,917	$350.21	77,319	$424.45	48,359	$498.95
Awarded	70,165	562.29	145,348	321.56	44,030	432.09
Vested	(71,585)	515.09	(7,134)	499.06	(13,132)	722.67
Forfeited	(92,018)	300.86	(7,616)	417.79	(1,938)	436.31
End of Year, Unvested	114,479	424.65	207,917	350.21	77,319	424.45
In connection with the sale of the Publishing Subsidiaries, the Company modified the terms of 86,824 share awards affecting 102 employees. The modification resulted in the acceleration of the vesting period for 45,374 share awards, the elimination of a market condition and vesting terms of 15,000 share awards, and the forfeiture of 26,450 share awards; the effect of which are reflected in the above activity. The Company also offered some employees with 26,124 share awards the option to settle their awards in cash resulting in a modification of these awards from equity awards to liability awards. The Company paid employees $13.1 million for the settlement of these liability awards. The Company recorded incremental stock compensation expense, net of forfeitures, amounting to $19.9 million, which is included in income (loss) from discontinued operations, net of tax, in the consolidated statement of operations.
For the share awards outstanding at December 31, 2013, the aforementioned restriction will lapse in 2014 for 10,250 shares, in 2015 for 32,453 shares, in 2016 for 21,515 shares and in 2017 for 50,261 shares. Also, in early 2014, the Company made stock awards of 750 shares. Stock-based compensation costs resulting from Company stock awards were $35.2 million, $11.4 million and $8.9 million in 2013, 2012 and 2011, respectively.
As of December 31, 2013, there was $29.6 million of total unrecognized compensation expense related to these awards. That cost is expected to be recognized on a straight-line basis over a weighted average period of 2.1 years.
Stock Options.  The Company’s 2003 employee stock option plan reserves 1,900,000 shares of the Company’s Class B common stock for options to be granted under the plan. The purchase price of the shares covered by an option cannot be less than the fair value on the grant date. Options generally vest over four years and have a maximum term of 10 years. At December 31, 2013, there were 101,194 shares reserved for issuance under this stock option plan, which were all subject to options outstanding.
Stock options granted under the 2012 Plan cannot be less than the fair value on the grant date, and generally vest over four years and have a maximum term of 10 years.
Activity related to options outstanding was as follows:

	Year Ended December 31
	2013		2012		2011
	Number of Shares	Average Option Price	Number of Shares	Average Option Price	Number of Shares	Average Option Price
Beginning of year	125,694	$478.32	129,044	$494.95	87,919	$495.05
Granted	15,000	373.03	7,500	378.00	51,000	499.45
Exercised	(14,500)	391.83	—	—	—	—
Expired or forfeited	(4,500)	637.53	(10,850)	605.82	(9,875)	519.04
End of Year	121,694	469.76	125,694	478.32	129,044	494.95
In connection with the sale of the Publishing Subsidiaries, the Company modified the terms of 4,500 stock options affecting six employees. The modification resulted in the acceleration of the vesting period for 4,250 stock options and the forfeiture of 250 stock options. The Company recorded incremental stock option expense amounting to $0.8 million, which is included in income (loss) from discontinued operations, net of tax, in the consolidated statement of operations.
Of the shares covered by options outstanding at the end of 2013, 73,194 are now exercisable; 21,500 will become exercisable in 2014; 17,875 will become exercisable in 2015; 5,375 will become exercisable in 2016; and 3,750 will become exercisable in 2017. For 2013, 2012 and 2011, the Company recorded expense of $3.5 million, $2.9 million and $2.7 million related to stock options, respectively. Information related to stock options outstanding and exercisable at December 31, 2013, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at 12/31/2013	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 12/31/2013	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$369-396	44,000	7.6	$380.96	20,500	6.3	$384.82
419-439	17,694	5.4	421.75	17,694	5.4	421.75
503	50,000	7.2	502.58	25,000	7.2	502.58
652	2,000	4.4	651.91	2,000	4.4	651.91
730	5,000	2.9	729.67	5,000	2.9	729.67
954	3,000	1.0	953.50	3,000	1.0	953.50
	121,694	6.7	469.76	73,194	5.9	488.13
At December 31, 2013, the intrinsic value for all options outstanding, exercisable and unvested was $24.8 million, $14.0 million and $10.7 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of the Company’s stock was $663.32 at December 31, 2013. At December 31, 2013, there were 48,500 unvested options related to this plan with an average exercise price of $442.02 and a weighted average remaining contractual term of 7.9  years. At December 31, 2012, there were 61,673 unvested options with an average exercise price of $460.24.
As of December 31, 2013, total unrecognized stock-based compensation expense related to stock options was $3.4 million, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.9 years. There were 14,500 options exercised during 2013. The total intrinsic value of options exercised during 2013 was $3.2 million; a tax benefit from these stock option exercises of $1.3 million was realized. No options were exercised during 2012 and 2011.
All options granted during 2013 and 2012 were at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. During 2011, the Company granted 50,000 options at an exercise price above the fair market value of its common stock at the date of grant. All other options granted during 2011 were at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The weighted average grant-date fair value of options granted during 2013, 2012 and 2011 was $91.74, $91.71 and $110.67, respectively. Also, in early 2014, an additional 5,000 stock options were granted.
The fair value of options at date of grant was estimated using the Black-Scholes method utilizing the following assumptions:

	2013	2012	2011
Expected life (years)	7	7	7
Interest rate	1.31%	1.04%–1.27%	1.49%–2.85%
Volatility	31.80%	31.71%–31.80%	30.35%–31.24%
Dividend yield	2.63%	2.54%–2.60%	2.11%–2.74%
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
At December 31, 2013, a Kaplan senior manager holds 7,206 Kaplan restricted shares. The fair value of Kaplan’s common stock is determined by the Company's compensation committee of the Board of Directors, and in January 2014, the committee set the fair value price at $1,150 per share. During 2013, 5,000 options were awarded to a Kaplan senior manager at a price of $973 per share which vest over a four-year period. No options were awarded during 2012 or 2011; no options were exercised during 2013 or 2012; and there were 5,000 options outstanding at December 31, 2013. In December 2011, a Kaplan senior manager exercised 2,000 Kaplan stock options at an option price of $652 per option. Additionally, in January 2014, an additional 2,500 stock options were awarded.

Kaplan recorded stock compensation expense of $2.9 million in 2013, and a stock compensation credit of $1.1 million and $1.3 million in 2012 and 2011, respectively. At December 31, 2013, the Company’s accrual balance related to Kaplan stock-based compensation totaled $9.9 million. There were no payouts in 2013, 2012 or 2011. The total intrinsic value of options exercised during 2011 was $1.0 million.
Earnings Per Share.  The Company's unvested restricted stock awards contain nonforfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. The diluted earnings per share computed under the two-class method is lower than the diluted earnings per share computed under the treasury stock method, resulting in the presentation of the lower amount in diluted earnings per share. The computation of the earnings per share under the two-class method excludes the income attributable to the unvested restricted stock awards from the numerator and excludes the dilutive impact of those underlying shares from the denominator.
The following reflects the Company's income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Year Ended December 31
(in thousands, except per share amounts)	2013	2012	2011
Numerator:
Numerator for basic earnings per share:
Income from continuing operations attributable to Graham Holdings Company common stockholders	$189,891	$71,090	$150,464
Less: Dividends paid-common stock outstanding and unvested restricted shares	—	(146,432)	(74,575)
Undistributed earnings (losses)	189,891	(75,342)	75,889
Percent allocated to common stockholders (1)	98.45%	100.00%	98.98%
	186,948	(75,342)	75,115
Add: Dividends paid-common stock outstanding	—	143,175	73,831
Numerator for basic earnings per share	186,948	67,833	148,946
Add: Additional undistributed earnings due to dilutive stock options	5	—	—
Numerator for diluted earnings per share	$186,953	$67,833	$148,946
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	7,238	7,360	7,826
Add: Effect of dilutive stock options	12	—	—
Denominator for diluted earnings per share	7,250	7,360	7,826
Graham Holdings Company Common Stockholders:
Basic earnings per share from continuing operations	$25.83	$9.22	$19.03
Diluted earnings per share from continuing operations	$25.78	$9.22	$19.03
____________

(1)	Percent of undistributed losses allocated to common stockholders is 100% in 2012 as participating securities are not contractually obligated to share in losses.
Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Year Ended December 31
(in thousands)	2013	2012	2011
Weighted average restricted stock	83	44	79
The 2013, 2012 and 2011 diluted earnings per share amounts exclude the effects of 10,000, 124,694 and 115,294 stock options outstanding, respectively, as their inclusion would have been antidilutive. The 2013 and 2012 diluted earnings per share amounts also exclude the effects of 5,500 and 52,200 restricted stock awards, respectively, as their inclusion would have been antidilutive.
In 2012 and 2011, the Company declared regular dividends totaling $9.80 and $9.40 per share, respectively. In December 2012, the Company declared and paid an accelerated cash dividend totaling $9.80 per share, in lieu of regular quarterly dividends that the Company otherwise would have declared and paid in calendar year 2013.

14.	PENSIONS AND OTHER POSTRETIREMENT PLANS
The Company maintains various pension and incentive savings plans and contributed to multiemployer plans on behalf of certain union-represented employee groups. Most of the Company’s employees are covered by these plans. The Company also provides health care and life insurance benefits to certain retired employees. These employees become eligible for benefits after meeting age and service requirements.
The Company uses a measurement date of December 31 for its pension and other postretirement benefit plans.
Sale of Publishing Subsidiaries. On October 1, 2013, as part of the sale of the Publishing Subsidiaries, the Purchaser assumed the liabilities related to active employees of the Company’s defined benefit pension plan, Supplemental Executive Retirement Plan (SERP) and other postretirement plans. In addition to the assumed liabilities, the Company transferred pension plan assets of $318 million in accordance with the terms of the sale. As a result of the sale of the Publishing Subsidiaries, the Company remeasured the accumulated and projected benefit obligation of the pension, SERP and other postretirement plans as of October 1, 2013, and recorded curtailment and settlement gains (losses). The new measurement basis was used for the recognition of the pension and other postretirement plan cost (credit) recorded in the fourth quarter of 2013. The curtailment and settlement gains (losses) are included in the gain on the sale of the Publishing Subsidiaries, which is included in income (loss) from discontinued operations, net of tax. The Company excluded the historical pension expense for retirees from the reclassification of the Publishing Subsidiaries’ results to discontinued operations, since the associated assets and liabilities will be retained by the Company.
Defined Benefit Plans.  The Company’s defined benefit pension plans consist of various pension plans and a SERP offered to certain executives of the Company.
Effective August 1, 2012, the Company’s defined benefit pension plan was amended to provide most of the current participants with a new cash balance benefit. The cash balance benefit is funded from the assets of the Company’s pension plans. As a result of this benefit, the Company’s matching contribution for its 401(k) Savings Plans was reduced.
In February 2013, the Company offered a Voluntary Retirement Incentive Program to certain employees of The Washington Post newspaper and recorded early retirement expense of $20.4 million. In addition, The Washington Post newspaper recorded $2.3 million in special separation benefits for a group of employees in the first quarter of 2013. The expense for these programs is funded from the assets of the Company's pension plans.
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

In 2011, the Company offered a Voluntary Retirement Incentive Program to certain employees of Robinson Terminal Warehouse Corporation and The Washington Post and recorded early retirement expense of $0.6 million. The early retirement program expense for these programs is funded from the assets of the Company’s pension plans.
The early retirement program and special separation benefit expenses are included in income (loss) from discontinued operations, net of tax, for 2013, 2012 and 2011.
The following table sets forth obligation, asset and funding information for the Company’s defined benefit pension plans:

	Pension Plans
	As of December 31
(in thousands)	2013	2012
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,466,322	$1,279,315
Service cost	46,115	40,344
Interest cost	55,821	59,124
Amendments	22,700	8,508
Actuarial (gain) loss	(156,385)	144,286
Benefits paid	(81,162)	(65,255)
Curtailment	(55,690)	—
Settlement	(171,377)	—
Benefit Obligation at End of Year	$1,126,344	$1,466,322
Change in Plan Assets
Fair value of assets at beginning of year	$2,071,145	$1,816,577
Actual return on plan assets	699,518	319,823
Benefits paid	(81,162)	(65,255)
Settlement	(317,652)	—
Fair Value of Assets at End of Year	$2,371,849	$2,071,145
Funded Status	$1,245,505	$604,823

	SERP
	As of December 31
(in thousands)	2013	2012
Change in Benefit Obligation
Benefit obligation at beginning of year	$104,062	$92,863
Service cost	1,612	1,467
Interest cost	4,148	4,241
Actuarial (gain) loss	(9,180)	8,428
Benefits paid and other	(4,101)	(2,937)
Curtailment	(2,059)	—
Settlement	(3,313)	—
Benefit Obligation at End of Year	$91,169	$104,062
Change in Plan Assets
Fair value of assets at beginning of year	$—	$—
Employer contributions and other	4,101	3,681
Benefits paid	(4,101)	(3,681)
Fair Value of Assets at End of Year	$—	$—
Funded Status	$(91,169)	$(104,062)
The accumulated benefit obligation for the Company’s pension plans at December 31, 2013 and 2012, was $1,091.1 million and $1,349.2 million, respectively. The accumulated benefit obligation for the Company’s SERP at December 31, 2013 and 2012, was $89.3 million and $97.6 million, respectively. The amounts recognized in the Company’s Consolidated Balance Sheets for its defined benefit pension plans are as follows:

	Pension Plans		SERP
	As of December 31		As of December 31
(in thousands)	2013	2012	2013	2012
Noncurrent asset	$1,245,505	$604,823	—	—
Current liability	—	—	(4,251)	(4,368)
Noncurrent liability	—	—	(86,918)	(99,694)
Recognized Asset (Liability)	$1,245,505	$604,823	$(91,169)	$(104,062)

Key assumptions utilized for determining the benefit obligation are as follows:

	Pension Plans		SERP
	As of December 31		As of December 31
	2013	2012	2013	2012
Discount rate	4.8%	4.0%	4.8%	4.0%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%
The Company made no contributions to its pension plans in 2013, 2012 and 2011, and the Company does not expect to make any contributions in 2014. The Company made contributions to its SERP of $4.1 million and $3.7 million for the years ended December 31, 2013 and 2012, respectively. As the plan is unfunded, the Company makes contributions to the SERP based on actual benefit payments.
At December 31, 2013, future estimated benefit payments, excluding charges for early retirement programs, are as follows:

(in thousands)	Pension Plans	SERP
2014	$79,012	$5,010
2015	$76,105	$5,098
2016	$74,913	$5,426
2017	$74,794	$5,592
2018	$75,357	$5,879
2019-2023	$385,612	$31,610

The total cost (benefit) arising from the Company’s defined benefit pension plans, including the portion included in discontinued operations, consists of the following components:

	Pension Plans
	Year Ended December 31
(in thousands)	2013	2012	2011
Service cost	$46,115	40,344	$27,619
Interest cost	55,821	59,124	60,033
Expected return on assets	(105,574)	(96,132)	(95,983)
Amortization of prior service cost	2,809	3,695	3,605
Recognized actuarial loss	2,756	9,013	—
Net Periodic Cost (Benefit) for the Year	1,927	16,044	(4,726)
Curtailment	(43,930)	—	—
Settlement	39,995	—	—
Early retirement programs and special separation benefit expense	22,700	8,508	634
Total Cost (Benefit) for the Year	$20,692	$24,552	$(4,092)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial (gain) loss	$(750,328)	$(79,405)	$7,046
Amortization of prior service cost	(2,809)	(3,695)	(1,463)
Recognized net actuarial loss	(2,756)	(9,013)	—
Curtailment and Settlement	94,520	—	—
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$(661,373)	$(92,113)	$5,583
Total Recognized in Total Cost (Benefit) and Other Comprehensive Income (Before Tax Effects)	$(640,681)	$(67,561)	$1,491

	SERP
	Year Ended December 31
(in thousands)	2013	2012	2011
Service cost	$1,612	$1,467	$1,655
Interest cost	4,148	4,241	4,342
Plan amendment	—	—	369
Amortization of prior service cost	55	54	260
Recognized actuarial loss	2,481	1,833	1,411
Net Periodic Cost for the Year	8,296	7,595	8,037
Settlement	(2,575)	—	—
Total Cost for the Year	$5,721	$7,595	$8,037
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial (gain) loss	$(9,180)	$8,428	$9,059
Amortization of prior service cost	(55)	(54)	(260)
Recognized net actuarial loss	(2,481)	(1,833)	(1,411)
Curtailment and Settlement	(2,798)	—	—
Other adjustments	—	745	—
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$(14,514)	$7,286	$7,388
Total Recognized in Total Cost and Other Comprehensive Income (Before Tax Effects)	$(8,793)	$14,881	$15,425
The net periodic cost (benefit) for the Company’s pension plans, as reported above, includes pension cost of $19.5 million, $24.7 million and $18.7 million reported in discontinued operations for 2013, 2012 and 2011, respectively. The net periodic cost for the Company's SERP, as reported above, includes cost of $0.6 million, $0.6 million and $0.8 million reported in discontinued operations for 2013, 2012 and 2011, respectively. The early retirement programs and special separation benefit expenses are also included in discontinued operations for 2013, 2012 and 2011. The curtailments and settlements are included in the gain on sale of Publishing Subsidiaries, which is also reported in discontinued operations.
The costs for the Company’s defined benefit pension plans are actuarially determined. Below are the key assumptions utilized to determine periodic cost:

	Pension Plans			SERP
	Year Ended December 31			Year Ended December 31
	2013	2012	2011	2013	2012	2011
Discount rate	4.0%	4.7%	5.6%	4.0%	4.7%	5.6%
Expected return on plan assets	6.5%	6.5%	6.5%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

Accumulated other comprehensive income (AOCI) includes the following components of unrecognized net periodic cost for the defined benefit plans:

	Pension Plans		SERP
	As of December 31		As of December 31
(in thousands)	2013	2012	2013	2012
Unrecognized actuarial (gain) loss	$(840,273)	$(193,469)	$19,266	33,725
Unrecognized prior service cost	1,362	15,931	136	191
Gross Amount	(838,911)	(177,538)	19,402	33,916
Deferred tax liability (asset)	335,564	71,015	(7,761)	(13,566)
Net Amount	$(503,347)	$(106,523)	$11,641	$20,350
During 2014, the Company expects to recognize the following amortization components of net periodic cost for the defined benefit plans:

	2014
(in thousands)	Pension Plans	SERP
Actuarial (gain) loss recognition	$(28,154)	$1,313
Prior service cost recognition	$329	$47
Defined Benefit Plan Assets.  The Company’s defined benefit pension obligations are funded by a portfolio made up of a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plans were allocated as follows:

	As of December 31
	2013	2012
U.S. equities	58%	64%
U.S. fixed income	12%	13%
International equities	30%	23%
	100%	100%
Essentially all of the assets are actively managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both of these managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval by the Plan administrator. As of December 31, 2013, the managers can invest no more than 24% of the assets in international stocks, at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities. None of the assets is managed internally by the Company.
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of December 31, 2013. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At December 31, 2013 and 2012, the pension plan held common stock in one investment that exceeded 10% of total plan assets. This investment was valued at $382.1 million and $223.1 million at December 31, 2013 and 2012, respectively, or approximately 16% and 11%, respectively, of total plan assets. Assets also included $208.4 million and $179.9 million of Berkshire Hathaway Class A and Class B common stock at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, the pension plan held investments in one foreign country that exceeded 10% of total plan assets. These investments were valued at $398.9 million and $240.4 million at December 31, 2013 and 2012, respectively, or approximately 17% and 12%, respectively, of total plan assets.

The Company’s pension plan assets measured at fair value on a recurring basis were as follows:

	As of December 31, 2013
(in thousands)	Level 1	Level 2	Total
Cash equivalents and other short-term investments	$196,757	$84,706	$281,463
Equity securities
U.S. equities	1,383,738	—	1,383,738
International equities	699,649	—	699,649
Fixed-income securities
Corporate debt securities	—	5,147	5,147
Total Investments	$2,280,144	$89,853	$2,369,997
Receivables			1,852
Total			$2,371,849

	As of December 31, 2012
(in thousands)	Level 1	Level 2	Total
Cash equivalents and other short-term investments	$195,389	$62,922	$258,311
Equity securities
U.S. equities	1,315,378	—	1,315,378
International equities	482,431	—	482,431
Fixed-income securities
Corporate debt securities	—	6,054	6,054
Other fixed income	2,501	313	2,814
Total Investments	$1,995,699	$69,289	$2,064,988
Receivables			6,157
Total			$2,071,145
Cash equivalents and other short-term investments.  These investments are primarily held in U.S. Treasury securities and registered money market funds. These investments are valued using a market approach based on the quoted market prices of the security or inputs that include quoted market prices for similar instruments, and are classified as either Level 1 or Level 2 in the valuation hierarchy.
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
Other Postretirement Plans.  The following table sets forth obligation, asset and funding information for the Company’s other postretirement plans:

	Postretirement Plans
	As of December 31
(in thousands)	2013	2012
Change in Benefit Obligation
Benefit obligation at beginning of year	$63,868	$72,412
Service cost	2,488	3,113
Interest cost	1,848	2,735
Actuarial gain	(3,298)	(11,493)
Curtailment	(21,221)	438
Benefits paid, net of Medicare subsidy	(3,671)	(3,337)
Benefit Obligation at End of Year	$40,014	$63,868
Change in Plan Assets
Fair value of assets at beginning of year	$—	$—
Employer contributions	3,671	3,337
Benefits paid, net of Medicare subsidy	(3,671)	(3,337)
Fair Value of Assets at End of Year	$—	$—
Funded Status	$(40,014)	$(63,868)

The amounts recognized in the Company’s Consolidated Balance Sheets for its other postretirement plans are as follows:

	Postretirement Plans
	As of December 31
(in thousands)	2013	2012
Current liability	$(3,795)	$(3,919)
Noncurrent liability	(36,219)	(59,949)
Recognized Liability	$(40,014)	$(63,868)
In 2012, the Company offered a Voluntary Retirement Incentive Program to certain employees of The Washington Post newspaper and recorded early retirement expense of $0.4 million, which is included in discontinued operations.
The discount rates utilized for determining the benefit obligation at December 31, 2013 and 2012, for the postretirement plans were 3.80% and 3.30%, respectively. The assumed health care cost trend rate used in measuring the postretirement benefit obligation at December 31, 2013, was 7.75% for pre-age 65, decreasing to 5.0% in the year 2025 and thereafter. The assumed health care cost trend rate used in measuring the postretirement benefit obligation at December 31, 2013, was 23.4% for the post-age 65 Medicare Advantage Prescription Drug (MA-PD) plan, decreasing to 5.0% in the year 2023 and thereafter, and was 6.75% for the post-age 65 non MA-PD plan, decreasing to 5.0% in the year 2021 and thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A change of one percentage point in the assumed health care cost trend rates would have the following effects:

	1%	1%
(in thousands)	Increase	Decrease
Benefit obligation at end of year	$2,322	$(2,123)
Service cost plus interest cost	$284	$(252)
The Company made contributions to its postretirement benefit plans of $3.7 million and $3.3 million for the years ended December 31, 2013 and 2012, respectively. As the plans are unfunded, the Company makes contributions to its postretirement plans based on actual benefit payments.
At December 31, 2013, future estimated benefit payments are as follows:

(in thousands)	Postretirement Plans
2014	$3,795
2015	$3,819
2016	$3,866
2017	$3,846
2018	$3,784
2019-2023	$18,195
The total (benefit) cost arising from the Company’s other postretirement plans consists of the following components:

	Postretirement Plans
	Year Ended December 31
(in thousands)	2013	2012	2011
Service cost	$2,488	$3,113	$2,872
Interest cost	1,848	2,735	3,063
Amortization of prior service credit	(4,247)	(5,608)	(5,650)
Recognized actuarial gain	(2,141)	(1,478)	(1,921)
Net Periodic Benefit	(2,052)	(1,238)	(1,636)
Curtailment	(41,623)	438	—
Settlement	(11,927)	—	—
Total Benefit for the Year	$(55,602)	$(800)	$(1,636)
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial gain	$(3,298)	$(11,493)	$(55)
Amortization of prior service credit	4,247	5,608	5,650
Recognized actuarial gain	2,141	1,478	1,921
Curtailment and settlement	32,329	—	—
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$35,419	$(4,407)	$7,516
Total Recognized in (Benefit) Cost and Other Comprehensive Income (Before Tax Effect)	$(20,183)	$(5,207)	$5,880

The net periodic benefit, as reported above, includes a benefit of $2.9 million included in discontinued operations in each year for 2013, 2012 and 2011. The curtailment and settlement are included in the gain on sale of Publishing Subsidiaries, which is also reported in discontinued operations.
The costs for the Company’s postretirement plans are actuarially determined. The discount rates utilized to determine periodic cost for the years ended December 31, 2013, 2012 and 2011, were 3.30%, 3.90% and 4.60%, respectively. AOCI included the following components of unrecognized net periodic benefit for the postretirement plans:

	As of December 31
(in thousands)	2013	2012
Unrecognized actuarial gain	$(13,928)	$(25,525)
Unrecognized prior service credit	(2,306)	(26,128)
Gross Amount	(16,234)	(51,653)
Deferred tax liability	6,494	20,661
Net Amount	$(9,740)	$(30,992)
During 2014, the Company expects to recognize the following amortization components of net periodic cost for the other postretirement plans:

(in thousands)	2014
Actuarial gain recognition	$(2,076)
Prior service credit recognition	$(783)
Multiemployer Pension Plans.  The Company contributed to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that covered certain union-represented employees.
In March 2013, the Company recorded a $0.4 million charge as The Herald unilaterally withdrew from the Western Conference Teamsters Pension Trust Fund as a result of the sale of its business. In 2012, The Herald notified the GCIU Employer’s Trust Fund of its unilateral withdrawal from the Plan effective November 30, 2012, and recorded a $0.9 million charge based on an estimate of the withdrawal liability. In 2011, The Herald notified the union and the CWA/ITU Negotiated Pension Plan of its unilateral withdrawal from the Plan effective December 18, 2011. In connection with this action, The Herald recorded a $2.4 million charge in 2011 based on an estimate of the withdrawal liability. Payment of the actual withdrawal liability will relieve the Company of further liability to the Plans, absent certain circumstances prescribed by law.
The Company’s total contributions to all multiemployer pension plans amounted to $0.1 million in 2013, $0.2 million in 2012 and $0.4 million in 2011.
Savings Plans.  The Company recorded expense associated with retirement benefits provided under incentive savings plans (primarily 401(k) plans) of approximately $9.0 million in 2013, $12.7 million in 2012 and $14.6 million in 2011.

15.	OTHER NON-OPERATING (EXPENSE) INCOME
A summary of non-operating (expense) income is as follows:

	Year Ended December 31
(in thousands)	2013	2012	2011
Foreign currency (losses) gains, net	$(13,382)	$3,132	$(3,263)
Impairment write-down on a marketable equity security	(10,438)	(17,998)	(53,793)
(Losses) gains on sales or write-downs of cost method investments, net	(1,761)	6,639	419
Other, net	1,830	2,771	1,437
Total Other Non-Operating (Expense) Income	$(23,751)	$(5,456)	$(55,200)

16.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive income (loss) consists of the following components:

	Year Ended December 31, 2013
	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(1,059)	—	$(1,059)
Unrealized gains on available-for-sale securities:
Unrealized gains for the year	95,629	(38,251)	57,378
Reclassification adjustment for write-down on available-for-sale securities, net of gain, included in net income	9,554	(3,822)	5,732
	105,183	(42,073)	63,110
Pension and other postretirement plans:
Actuarial gain	762,806	(305,123)	457,683
Amortization of net actuarial loss included in net income	3,096	(1,238)	1,858
Amortization of net prior service credit included in net income	(1,383)	553	(830)
Curtailments and settlements	(124,051)	49,617	(74,434)
	640,468	(256,191)	384,277
Cash flow hedge:
Gain for the year	520	(208)	312
Other Comprehensive Income	$745,112	$(298,472)	$446,640

	Year Ended December 31, 2012
	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the year	$5,622	—	$5,622
Adjustment for sales of businesses with foreign operations	(888)	—	(888)
	4,734	—	4,734
Unrealized gains on available-for-sale securities:
Unrealized gains for the year	33,098	(13,239)	19,859
Reclassification adjustment for write-down on available-for-sale securities, net of gain, included in net income	17,226	(6,890)	10,336
	50,324	(20,129)	30,195
Pension and other postretirement plans:
Actuarial gain	82,470	(32,987)	49,483
Amortization of net actuarial loss included in net income	9,368	(3,746)	5,622
Amortization of net prior service credit included in net income	(1,859)	744	(1,115)
Other adjustments	(745)	299	(446)
	89,234	(35,690)	53,544
Cash flow hedge:
Loss for the year	(1,581)	633	(948)
Other Comprehensive Income	$142,711	$(55,186)	$87,525

	Year Ended December 31, 2011
	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(21,375)	5,107	$(16,268)
Unrealized gains on available-for-sale securities:
Unrealized losses for the year	(37,708)	15,084	(22,624)
Reclassification adjustment for write-down on available-for-sale securities, net of gain, included in net income	53,793	(21,518)	32,275
	16,085	(6,434)	9,651
Pension and other postretirement plans:
Actuarial loss	(16,048)	6,420	(9,628)
Amortization of net actuarial gain included in net income	(510)	204	(306)
Amortization of net prior service credit included in net income	(3,925)	1,570	(2,355)
Foreign affiliate pension adjustments	2,088	—	2,088
	(18,395)	8,194	(10,201)
Cash flow hedge:
Gain for the year	14	(6)	8
Other Comprehensive Loss	$(23,671)	$6,861	$(16,810)

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Available-for- Sale Securities	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedge	Accumulated Other Comprehensive Income
As of December 31, 2011	$21,338	$80,358	$63,625	$8	$165,329
Other comprehensive income (loss) before reclassifications	5,622	19,859	49,037	(1,132)	73,386
Net amount reclassified from accumulated other comprehensive income	(888)	10,336	4,507	184	14,139
Net other comprehensive income (loss)	4,734	30,195	53,544	(948)	87,525
As of December 31, 2012	26,072	110,553	117,169	(940)	252,854
Other comprehensive income (loss) before reclassifications	(1,059)	57,378	383,249	(178)	439,390
Net amount reclassified from accumulated other comprehensive income	—	5,732	1,028	490	7,250
Net other comprehensive income (loss)	(1,059)	63,110	384,277	312	446,640
As of December 31, 2013	$25,013	$173,663	$501,446	$(628)	$699,494
The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income are as follows:

	Year Ended December 31			Affected Line Item in the Consolidated Statement of Operations
(in thousands)	2013	2012	2011
Foreign Currency Translation Adjustments:
Adjustment for sales of businesses with foreign operations	$—	$(888)	$—	Income (loss) from discontinued operations, net of tax
Unrealized Gains on Available-for-sale Securities:
Write-downs on available-for-sale securities, net of gains	9,554	17,226	53,793	Other expense, net
	(3,822)	(6,890)	(21,518)	Provision for Income Taxes
	5,732	10,336	32,275	Net of Tax
Pension and Other Postretirement Plans:
Amortization of net actuarial loss (gain)	3,096	9,368	(510)	(1)
Amortization of net prior service credit	(1,383)	(1,859)	(3,925)	(1)
	1,713	7,509	(4,435)	Before tax
	(685)	(3,002)	1,774	Income Taxes
	1,028	4,507	(2,661)	Net of Tax
Cash Flow Hedge
	816	306	(40)	Interest expense
	(326)	(122)	16	Provision for Income Taxes
	490	184	(24)	Net of Tax
Total reclassification for the year	$7,250	$14,139	$29,590	Net of Tax
____________
(1)      These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement plan cost (see Note 14).

17.	LEASES AND OTHER COMMITMENTS
The Company leases real property under operating agreements. Many of the leases contain renewal options and escalation clauses that require payments of additional rent to the extent of increases in the related operating costs.
At December 31, 2013, future minimum rental payments under noncancelable operating leases approximate the following:

(in thousands)
2014	$119,129
2015	106,041
2016	99,167
2017	88,119
2018	73,520
Thereafter	411,466
$897,442
Minimum payments have not been reduced by minimum sublease rentals of $29.9 million due in the future under noncancelable subleases.
Rent expense under operating leases, including a portion reported in discontinued operations, was approximately $118.5 million, $127.2 million and $127.8 million in 2013, 2012 and 2011, respectively. Sublease income was approximately $5.4 million, $4.4 million and $2.7 million in 2013, 2012 and 2011, respectively.

The Company’s broadcast subsidiaries are parties to certain agreements that commit them to purchase programming to be produced in future years. At December 31, 2013, such commitments amounted to approximately $34.5 million. If such programs are not produced, the Company’s commitment would expire without obligation.

18.	CONTINGENCIES
Litigation and Legal Matters.  The Company and its subsidiaries are subject to complaints and administrative proceedings and are defendants in various civil lawsuits that have arisen in the ordinary course of their businesses, including contract disputes; actions alleging negligence, libel, invasion of privacy; trademark, copyright and patent infringement; U.S. False Claims Act (False Claims Act) violations; violations of applicable wage and hour laws; and statutory or common law claims involving current and former students and employees. Although the outcomes of the legal claims and proceedings against the Company cannot be predicted with certainty, based on currently available information, management believes that there are no existing claims or proceedings that are likely to have a material effect on the Company’s business, financial condition, results of operations or cash flows. Also, based on currently available information, management is of the opinion that the exposure to future material losses from existing legal proceedings is not reasonably possible, or that future material losses in excess of the amounts accrued are not reasonably possible.
On February 6, 2008, a purported class-action lawsuit was filed in the U.S. District Court for the Central District of California by purchasers of BAR/BRI bar review courses, from July 2006 onward, alleging antitrust claims against Kaplan and West Publishing Corporation, BAR/BRI’s former owner. On April 10, 2008, the court granted defendants’ motion to dismiss, a decision that was reversed by the Ninth Circuit Court of Appeals on November 7, 2011. The Ninth Circuit also referred the matter to a mediator for the purpose of exploring a settlement. In the fourth quarter of 2012, the parties reached a comprehensive agreement to settle the matter. The settlement was approved by the District Court in September 2013, and is expected to be administered in 2014.
On or about January 17, 2008, an Assistant U.S. Attorney in the Civil Division of the U.S. Attorney’s Office for the Eastern District of Pennsylvania contacted KHE’s Broomall campus and made inquiries about the Surgical Technology program, including the program’s eligibility for Title IV U.S. Federal financial aid, the program’s student loan defaults, licensing and accreditation. Kaplan responded to the information requests and fully cooperated with the inquiry. The ED also conducted a program review at the Broomall campus, and Kaplan likewise cooperated with the program review. On July 22, 2011, the U.S. Attorney’s Office for the Eastern District of Pennsylvania announced that it had entered into a comprehensive settlement agreement with Kaplan that resolved the U.S. Attorney’s inquiry, provided for the conclusion of the ED’s program review and also settled a previously sealed False Claims Act complaint that had been filed by a former employee of the CHI-Broomall campus. The total amount of all required payments by Broomall under the agreements was $1.6 million. Pursuant to the comprehensive settlement agreement, the U.S. Attorney inquiry has been closed, the False Claims Act complaint (United States of America ex rel. David Goodstein v. Kaplan, Inc. et al.) was dismissed with prejudice and the ED will issue a final program review determination. At this time, Kaplan cannot predict the contents of the pending final program review determination or the ultimate impact the proceedings may have on the Broomall campus or the KHE business generally.
During 2013, certain Kaplan subsidiaries were subject to two other unsealed cases filed by former employees that include, among other allegations, claims under the False Claims Act relating to eligibility for Title IV funding. The U.S. Government declined to intervene in all cases, and, as previously reported, court decisions either dismissed the cases in their entirety or narrowed the scope of their allegations. The two cases are captioned: United States of America ex rel. Carlos Urquilla-Diaz et al. v. Kaplan University et al. (unsealed March 25, 2008) and United States of America ex rel. Charles Jajdelski v. Kaplan Higher Education Corp. et al. (unsealed January 6, 2009).
On August 17, 2011, the U.S. District Court for the Southern District of Florida issued a series of rulings in the Diaz case, which included three separate complaints: Diaz, Wilcox and Gillespie. The court dismissed the Wilcox complaint in its entirety; dismissed all False Claims Act allegations in the Diaz complaint, leaving only an individual employment claim; and dismissed in part the Gillespie complaint, thereby limiting the scope and time frame of its False Claims Act allegations regarding compliance with the U.S. Federal Rehabilitation Act. On October 31, 2012, the court entered summary judgment in favor of the Company as to the sole remaining employment claim in the Diaz complaint. On July 16, 2013, the court likewise entered summary judgment in favor of the Company on all remaining claims in the Gillespie complaint. As of December 2013, the Diaz and Gillespie rulings were on appeal to the U.S. Court of Appeals for the Eleventh Judicial Court, where the Company will seek affirmation of the judgments in its favor.
On July 7, 2011, the U.S. District Court for the District of Nevada dismissed the Jajdelski complaint in its entirety and entered a final judgment in favor of Kaplan. On February 13, 2013, the U.S. Circuit Court for the Ninth Judicial Circuit affirmed the dismissal in part and reversed the dismissal on one allegation under the False Claims Act relating to eligibility for Title IV funding based on claims of false attendance. As of December 2013, this case had been remanded to the District Court, where discovery is expected to take place in 2014 as to the remaining allegation in the complaint.

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
On December 21, 2010, the U.S. Equal Employment Opportunity Commission (EEOC) filed suit against Kaplan Higher Education Corporation in the U.S. District Court for the Northern District of Ohio alleging racial bias by Kaplan in requesting credit scores of job applicants seeking financial positions. In March 2011, the court granted in part the Company’s motion to dismiss the complaint. On January 28, 2013, the court entered summary judgment in favor of Kaplan Higher Education Corporation and against the EEOC, terminating the case in its entirety. The EEOC appealed the judgment to the U.S. Court of Appeals for the Sixth Judicial Circuit, and briefing on that appeal was completed in November 2013.
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
On April 30, 2011, Kaplan Higher Education Corporation received a Civil Investigative Demand from the Office of the Attorney General of the State of Massachusetts. The demand primarily sought information pertaining to KHE Campuses’ students who are residents of Massachusetts. KHE has cooperated with the Massachusetts Attorney General and provided the requested information, as well as additional information requested in 2012 and 2013. The Company cannot predict the outcome of this inquiry.
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
Student Financial Aid.  The Company’s education division derives the majority of its revenues from U.S. Federal financial aid received by its students under Title IV programs administered by the ED pursuant to the Higher Education Act, as amended. To maintain eligibility to participate in Title IV programs, a school must comply with extensive statutory and regulatory requirements relating to its financial aid management, educational programs, financial strength, administrative capability, compensation practices, facilities, recruiting practices and various other matters. In addition, the school must be licensed or otherwise legally authorized to offer postsecondary educational programs by the appropriate governmental body in the state or states in which it is physically located or is otherwise subject to state authorization requirements, be accredited by an accrediting agency recognized by the ED and be certified to participate in the Title IV programs by the ED. Schools are required periodically to apply for renewal of their authorization, accreditation or certification with the applicable state governmental bodies, accrediting agencies and the ED. In accordance with ED regulations, some KHE schools operate individually while others are combined into groups of two or more schools for the purpose of determining compliance with certain Title IV requirements, and each school or school group is assigned its own identification number, known as an OPEID number. As a result, as of the end of 2013, the schools in KHE have a total of 25 OPEID numbers. Failure to comply with the requirements of the Higher Education Act or related regulations could result in the restriction or loss of the ability to participate in Title IV programs and subject the Company to financial penalties and refunds. No assurance can be given that the Kaplan schools, or individual programs within schools, will maintain their Title IV eligibility, accreditation and state authorization in the future or that the ED might not successfully assert that one or more of such schools have previously failed to comply with Title IV requirements.
Financial aid and assistance programs are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations in the U.S. govern all of the government financial assistance programs in which students participate.
For the years ended December 31, 2013, 2012 and 2011, approximately $819 million, $882 million and $1,110 million, respectively, of the Company’s education division revenue was derived from financial aid received by students under Title IV programs. Management believes that the Company’s education division schools that participate in Title IV programs are in material compliance with standards set forth in the Higher Education Act and related regulations.

ED Program Reviews.  The ED has undertaken program reviews at various KHE locations. Currently, there are three pending program reviews, including the ED's final report on the program review at KHE’s Broomall, PA, location.
In May 2012, the ED issued a preliminary report containing several findings that required Kaplan University to conduct additional file reviews and submit additional data. In January 2013, Kaplan submitted a response to the ED’s data request. In December 2013, the ED issued its Final Program Review Report determining that Kaplan University was required to repay a nominal sum.
The Company does not expect the open program reviews to have a material impact on KHE; however, the results of open program reviews and their impact on Kaplan’s operations are uncertain.
The 90/10 Rule.  Under regulations referred to as the 90/10 rule, a KHE school would lose its eligibility to participate in Title IV programs for a period of at least two fiscal years if the institution derives more than 90% of its receipts from Title IV programs, as calculated on a cash basis in accordance with the Higher Education Act and applicable ED regulations, in each of two consecutive fiscal years. An institution with Title IV receipts exceeding 90% for a single fiscal year would be placed on provisional certification and may be subject to other enforcement measures. The 90/10 rule calculations are performed for each OPEID unit. The largest OPEID reporting unit in KHE in terms of revenue is Kaplan University, which accounted for approximately 69% of the Title IV funds received by the division in 2013. In 2013, Kaplan University derived less than 81% of its receipts from the Title IV programs, and other OPEID units derived between 69% and 89% of their receipts from Title IV programs. In 2012, Kaplan University derived less than 80% of its receipts from Title IV programs, and other OPEID units derived between 71% and 88% of their receipts from Title IV programs.
A majority of KHE students are enrolled in certificate and associate’s degree programs. Revenue from certificate and associate’s degree programs is composed of a higher percentage of Title IV funds than is the case for revenue from KHE’s bachelor’s and other degree programs. KHE is taking various measures to reduce the percentage of its receipts attributable to Title IV funds, including modifying student payment options; emphasizing direct-pay and employer-paid education programs; encouraging students to carefully evaluate the amount of their Title IV borrowing; eliminating some programs; cash-matching; and developing and offering additional non-Title IV-eligible certificate preparation, professional development and continuing education programs, some of which programs were acquired by certain KHE campuses in 2013 from other Kaplan businesses. Kaplan has taken steps to ensure that revenue from programs acquired by a KHE campus is eligible to be counted in that campus’ 90/10 calculation. However, there can be no guarantee that the ED will not challenge the inclusion of revenue from any recently acquired program in KHE’s 90/10 calculations or will not issue an interpretation of the 90/10 rule that would exclude such revenue from the calculation. Absent the adoption of the changes mentioned above, and if current trends continue, management estimates that in 2014, three of the KHE Campuses’ OPEID units, representing approximately 1.7% of KHE’s 2013 revenues, could have a 90/10 ratio over 90%. As noted above, Kaplan is taking steps to address compliance with the 90/10 rule; however, there can be no guarantee that these measures will be adequate to prevent the 90/10 ratio at some of the schools from exceeding 90% in the future.

19.	BUSINESS SEGMENTS
Basis of Presentation.  The Company’s organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but are not limited to, customers, the nature of products and services and use of resources. The business segments disclosed in the Consolidated Financial Statements are based on this organizational structure and information reviewed by the Company’s management to evaluate the business segment results. The Company has six reportable segments: KHE, KTP, Kaplan International, cable, television broadcasting and other businesses.
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
Education.  Education products and services are provided by Kaplan, Inc. KHE includes Kaplan’s postsecondary education businesses, made up of fixed-facility colleges, as well as online postsecondary and career programs. KHE also includes the domestic professional training businesses. KTP includes Kaplan’s standardized test preparation programs. Kaplan International includes professional training and postsecondary education businesses outside the United States, as well as English-language programs.

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
In response to student demand levels, Kaplan has formulated and implemented restructuring plans at its various businesses that have resulted in significant costs in the past three years, with the objective of establishing lower cost levels in future periods. Across all Kaplan businesses, restructuring costs of $36.4 million, $45.2 million and $28.9 million were recorded in 2013, 2012 and 2011, respectively, as follows:

	Year Ended December 31
(in thousands)	2013	2012	2011
Accelerated depreciation	$16,856	$17,230	$3,965
Lease obligation losses	9,351	9,794	7,570
Severance	6,289	14,349	17,205
Accelerated amortization of intangible assets	—	2,595	—
Other	3,862	1,274	205
	$36,358	$45,242	$28,945
KHE incurred restructuring costs of $19.5 million, $23.4 million and $13.2 million in 2013, 2012 and 2011, respectively, primarily from accelerated depreciation and severance and lease obligations. In 2013 and 2012, these costs were incurred in connection with a plan announced in September 2012 for KHE to close or consolidate operations at 13 ground campuses, along with plans to consolidate facilities and reduce workforce at its online programs. The 2011 costs were primarily severance costs from workforce reduction programs.
Kaplan International incurred restructuring costs of $5.8 million, $16.4 million and $1.0 million in 2013, 2012 and 2011, respectively. These restructuring costs were largely in Australia, where Kaplan is consolidating and restructuring its businesses, and included lease obligations, accelerated depreciation and severance charges.
In 2010, KTP began implementing a plan to reorganize its business consistent with the migration of students to Kaplan’s online and hybrid test preparation offerings, reducing the number of leased test preparation centers. In 2011, implementation of the plan was completed and $12.5 million in lease and severance obligations and accelerated depreciation was recorded.
Total accrued restructuring costs at Kaplan were $17.6 million at the end of each of 2013 and 2012.
In the second quarter of 2012, Kaplan International results benefited from a favorable $3.9 million out of period expense adjustment related to certain items in 2011 and 2010. With respect to this out of period expense adjustment, the Company has concluded that it was not material to the Company’s financial position or results of operations for 2013, 2012 and 2011 and the related interim periods, based on its consideration of quantitative and qualitative factors.
Cable.  Cable operations consist of cable systems offering video, Internet, phone and other services to subscribers in midwestern, western and southern states. The principal source of revenue is monthly subscription fees charged for services.
Television Broadcasting.  Television broadcasting operations are conducted through six VHF television stations serving the Detroit, Houston, Miami, San Antonio, Orlando and Jacksonville television markets. All stations are network-affiliated (except for WJXT in Jacksonville), with revenues derived primarily from sales of advertising time.
Other Businesses. Other businesses includes the results of Social Code, a marketing solutions provider helping companies with marketing on social-media platforms; Celtic Healthcare, a provider of home health and hospice services in the northeastern and mid-Atlantic regions, acquired by the Company in November 2012; Forney, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications, acquired by the Company in August 2013; and Trove, a digital team focused on emerging technologies and new product development. Also included are The Slate Group and FP Group, previously included as part of the Company’s newspaper publishing division, which publish online and print magazines and websites.
Corporate Office.  Corporate office includes the expenses of the Company’s corporate office and a net pension credit.
Geographical Information.  The Company’s non-U.S. revenues in 2013, 2012 and 2011 totaled approximately $672 million, $644 million and $594 million, respectively, primarily from Kaplan’s operations outside the U.S. The Company’s long-lived assets in non-U.S. countries (excluding goodwill and other intangible assets), totaled approximately $66 million and $58 million at December 31, 2013 and 2012, respectively.

Company information broken down by operating segment and education division:

	Year Ended December 31
(in thousands)	2013	2012	2011
Operating Revenues
Education	$2,177,508	$2,196,496	$2,404,459
Cable	807,309	787,117	760,221
Television broadcasting	374,605	399,691	319,206
Other businesses	128,803	72,837	42,891
Corporate office	—	—	—
Intersegment elimination	(361)	(571)	(780)
	$3,487,864	$3,455,570	$3,525,997
Income (Loss) from Operations
Education	$51,301	$(105,368)	$96,286
Cable	169,735	154,581	156,844
Television broadcasting	171,276	191,642	117,089
Other businesses	(23,468)	(33,010)	(16,771)
Corporate office	(23,279)	(28,665)	(19,330)
	$345,565	$179,180	$334,118
Equity in Earnings of Affiliates, Net	13,215	14,086	5,949
Interest Expense, Net	(33,803)	(32,551)	(29,079)
Other Expense, Net	(23,751)	(5,456)	(55,200)
Income from Continuing Operations before Income Taxes	$301,226	$155,259	$255,788
Depreciation of Property, Plant and Equipment
Education	$89,764	$101,183	$83,735
Cable	128,184	129,107	126,302
Television broadcasting	12,467	13,018	12,448
Other businesses	2,177	770	674
Corporate office	626	—	244
	$233,218	$244,078	$223,403
Amortization of Intangible Assets and Impairment of Goodwill and
Other Long-Lived Assets
Education	$13,212	$129,312	$19,417
Cable	220	211	267
Television broadcasting	—	—	—
Other businesses	3,416	3,016	2,517
Corporate office	—	—	—
	$16,848	$132,539	$22,201
Net Pension (Credit) Expense
Education	$16,538	$11,584	$6,345
Cable	3,708	2,540	1,924
Television broadcasting	3,381	4,970	1,669
Other businesses	610	169	132
Corporate office	(41,836)	(27,871)	(33,289)
	$(17,599)	$(8,608)	$(23,219)
Capital Expenditures
Education	$45,550	$51,241	$51,871
Cable	160,246	150,525	143,225
Television broadcasting	12,702	6,401	6,415
Other businesses	2,005	1,451	1,013
Corporate office	309	—	—
	$220,812	$209,618	$202,524

Asset information for the Company’s business segments is as follows:

	As of December 31
(in thousands)	2013	2012
Identifiable Assets
Education	$1,921,037	$1,988,015
Cable	1,215,320	1,187,603
Television broadcasting	383,251	374,075
Other businesses	171,539	88,393
Corporate office	371,484	466,538
	$4,062,631	$4,104,624
Investments in Marketable Equity Securities	487,156	380,087
Investments in Affiliates	15,754	15,535
Prepaid Pension Cost	1,245,505	604,823
Total Assets	$5,811,046	$5,105,069

The Company’s education division comprises the following operating segments:

	Year Ended December 31
(in thousands)	2013	2012	2011
Operating Revenues
Higher education	$1,080,908	$1,149,407	$1,399,583
Test preparation	293,201	284,252	303,093
Kaplan international	797,362	753,790	690,226
Kaplan corporate and other	7,990	15,039	18,940
Intersegment elimination	(1,953)	(5,992)	(7,383)
	$2,177,508	$2,196,496	$2,404,459
Income (Loss) from Operations
Higher education	$71,584	$27,245	$148,915
Test preparation	4,118	(10,799)	(28,498)
Kaplan international	53,424	49,612	46,498
Kaplan corporate and other	(78,160)	(172,472)	(69,509)
Intersegment elimination	335	1,046	(1,120)
	$51,301	$(105,368)	$96,286
Depreciation of Property, Plant and Equipment
Higher education	$43,892	$58,514	$48,379
Test preparation	19,194	19,718	15,489
Kaplan international	16,296	21,149	16,746
Kaplan corporate and other	10,382	1,802	3,121
	$89,764	$101,183	$83,735
Amortization of Intangible Assets	$9,962	$17,719	$19,417
Impairment of Goodwill and Other Long-Lived Assets	$3,250	$111,593	$—
Pension Expense
Higher education	$11,714	$7,943	$4,249
Test preparation	2,674	2,007	1,288
Kaplan international	363	189	142
Kaplan corporate and other	1,787	1,445	666
	$16,538	$11,584	$6,345
Capital Expenditures
Higher education	$10,879	$26,406	$19,735
Test preparation	7,008	8,211	17,266
Kaplan international	27,601	16,864	16,304
Kaplan corporate and other	62	(240)	(1,434)
	$45,550	$51,241	$51,871

Asset information for the Company’s education division is as follows:

	As of December 31
(in thousands)	2013	2012
Identifiable Assets
Higher education	$859,208	$949,260
Test preparation	173,435	197,672
Kaplan international	864,507	818,613
Kaplan corporate and other	23,887	22,470
	$1,921,037	$1,988,015

20.	SUMMARY OF QUARTERLY OPERATING RESULTS AND COMPREHENSIVE INCOME (UNAUDITED)

Quarterly results of operations and comprehensive income for the year ended December 31, 2013, is as follows:

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter
Operating Revenues
Education	$527,815	$548,230	$546,452	$555,011
Subscriber	186,790	192,273	190,302	186,297
Advertising	82,994	96,670	84,444	102,208
Other	39,241	52,423	51,331	45,383
	836,840	889,596	872,529	888,899
Operating Costs and Expenses
Operating	381,965	400,515	400,939	381,492
Selling, general and administrative	337,865	323,182	331,247	335,028
Depreciation of property, plant and equipment	59,895	57,816	55,633	59,874
Amortization of intangible assets	3,717	3,313	2,837	3,731
Impairment of intangibles and other long-lived assets	—	—	—	3,250
	783,442	784,826	790,656	783,375
Income from Operations	53,398	104,770	81,873	105,524
Equity in earnings of affiliates, net	3,418	3,868	5,892	37
Interest income	510	522	642	590
Interest expense	(8,960)	(9,048)	(9,221)	(8,838)
Other (expense) income, net	(4,083)	(12,858)	8,110	(14,920)
Income from Continuing Operations Before Income Taxes	44,283	87,254	87,296	82,393
Provision for Income Taxes	17,800	34,500	31,000	26,700
Income from Continuing Operations	26,483	52,754	56,296	55,693
(Loss) Income from Discontinued Operations, Net of Tax	(21,224)	(7,620)	(25,872)	100,835
Net Income	5,259	45,134	30,424	156,528
Net Income Attributable to Noncontrolling Interests	(97)	(253)	(75)	(55)
Net Income Attributable to Graham Holdings Company	5,162	44,881	30,349	156,473
Redeemable Preferred Stock Dividends	(444)	(206)	(205)	—
Net Income Attributable to Graham Holdings Company Common Stockholders	$4,718	$44,675	$30,144	$156,473

Amounts Attributable to Graham Holdings Company Common Stockholders
Income from continuing operations	$25,942	$52,295	$56,016	$55,638
(Loss) income from discontinued operations, net of tax	(21,224)	(7,620)	(25,872)	100,835
Net income attributable to Graham Holdings Company common stockholders	$4,718	$44,675	$30,144	$156,473

Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic income per common share from continuing operations	$3.50	$7.05	$7.55	$7.54
Basic (loss) income per common share from discontinued operations	(2.86)	(1.03)	(3.48)	13.66
Basic net income per common share	$0.64	$6.02	$4.07	$21.20

Diluted income per common share from continuing operations	$3.50	$7.05	$7.53	$7.52
Diluted (loss) income per common share from discontinued operations	(2.86)	(1.03)	(3.48)	13.62
Diluted net income per common share	$0.64	$6.02	$4.05	$21.14
Basic average number of common shares outstanding	7,227	7,229	7,231	7,266
Diluted average number of common shares outstanding	7,266	7,283	7,337	7,347
2013 Quarterly comprehensive income	$29,129	$61,125	$37,533	$555,695

(1) Other revenue and operating expenses of $29.9 million from the third quarter of 2013 have been revised to correctly present revenue on a net basis for certain third quarter contracts that were previously reported on a gross basis. The amounts did not impact net income, and the Company concluded that the amounts were not material to the Company’s consolidated financial statements.

The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Operations due to rounding.

Quarterly results of operations and comprehensive income for the year ended December 31, 2012, is as follows:

(in thousands, except per share amount)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating Revenues
Education	$546,685	$551,774	$551,696	$546,341
Subscriber	178,022	182,639	185,326	186,383
Advertising	82,600	94,649	105,855	117,696
Other	20,305	25,368	34,760	45,471
	827,612	854,430	877,637	895,891
Operating Costs and Expenses
Operating	382,106	387,167	407,364	389,620
Selling, general and administrative	347,841	335,054	314,359	336,262
Depreciation of property, plant and equipment	56,165	56,594	57,588	73,731
Amortization of intangible assets	3,839	4,407	5,090	7,610
Impairment of goodwill and other long-lived assets	—	—	—	111,593
	789,951	783,222	784,401	918,816
Income (Loss) from Operations	37,661	71,208	93,236	(22,925)
Equity in earnings of affiliates, net	3,888	3,314	4,099	2,785
Interest income	1,069	775	648	901
Interest expense	(9,163)	(8,979)	(8,738)	(9,064)
Other income (expense), net	8,588	(635)	4,163	(17,572)
Income (Loss) from Continuing Operations Before Income Taxes	42,043	65,683	93,408	(45,875)
Provision for Income Taxes	17,200	23,900	37,000	5,100
Income (Loss) from Continuing Operations	24,843	41,783	56,408	(50,975)
Income from Discontinued Operations, Net of Tax	6,725	10,264	37,539	5,600
Net Income (Loss)	31,568	52,047	93,947	(45,375)
Net (Income) Loss Attributable to Noncontrolling Interests	(70)	(11)	71	(64)
Net Income (Loss) Attributable to Graham Holdings Company	31,498	52,036	94,018	(45,439)
Redeemable Preferred Stock Dividends	(451)	(222)	(222)	—
Net Income (Loss) Attributable to Graham Holdings Company Common Stockholders	$31,047	$51,814	$93,796	$(45,439)

Amounts Attributable to Graham Holdings Company Common Stockholders
Income (loss) from continuing operations	$24,322	$41,550	$56,257	$(51,039)
Income from discontinued operations, net of tax	6,725	10,264	37,539	5,600
Net income (loss) attributable to Graham Holdings Company common stockholders	$31,047	$51,814	$93,796	$(45,439)

Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic income (loss) per common share from continuing operations	$3.17	$5.48	$7.58	$(7.35)
Basic income per common share from discontinued operations	0.90	1.36	5.06	0.78
Basic net income (loss) per common share	$4.07	$6.84	$12.64	$(6.57)

Diluted income (loss) per common share from continuing operations	$3.17	$5.48	$7.58	$(7.35)
Diluted income per common share from discontinued operations	0.90	1.36	5.06	0.78
Diluted net income (loss) per common share	$4.07	$6.84	$12.64	$(6.57)
Basic average number of common shares outstanding	7,514	7,431	7,272	7,223
Diluted average number of common shares outstanding	7,615	7,545	7,376	7,223
2012 Quarterly comprehensive income	$59,907	$47,085	$95,760	$16,857

The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Operations due to rounding.

Quarterly impact from certain items in 2013 and 2012 (after-tax and diluted EPS amounts):

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
•	Charges of $25.3 million in connection with severance and restructuring at the education division ($6.1 million, $3.9 million, $3.1 million and $12.2 million in the first, second, third and fourth quarters, respectively)	$(0.85)	$(0.54)	$(0.42)	$(1.66)
•	Intangible and other long-lived assets impairment charge of $3.2 million at Kaplan				$(0.44)
•	Write-down of marketable equity security of $6.7 million				$(0.91)
•	Losses, net, of $8.6 million for non-operating unrealized foreign currency (losses) gains ($3.0 million loss, $8.1 million loss, $5.0 million gain and $2.6 million loss in the first, second, third and fourth quarters, respectively)	$(0.41)	$(1.11)	$0.69	$(0.35)

2012
•	Goodwill and other long-lived assets impairment charge of $81.9 million at Kaplan Test Preparation				$(11.33)
•	Charges of $32.9 million in connection with severance and restructuring at the education division ($3.1 million, $2.7 million and $27.1 million in the second, third and fourth quarters, respectively)		$(0.41)	$(0.37)	$(3.75)
•	Write-down of a marketable equity security of $11.2 million				$(1.54)
•	Gain on sale of cost method investment of $3.7 million	$0.48
•	Gains, net, of $2.0 million for non-operating unrealized foreign currency gains (losses) ($1.7 million gain, $1.6 million loss and $1.9 million gain in the first, second and third quarters, respectively)	$0.22	$(0.21)	$0.26

GRAHAM HOLDINGS COMPANY
FIVE-YEAR SUMMARY OF SELECTED HISTORICAL FINANCIAL DATA

See Notes to Consolidated Financial Statements for the summary of significant accounting policies and additional information relative to the years 2011–2013 and refer to Note 3 for discussion of discontinued operations.

(in thousands, except per share amounts)	2013	2012	2011	2010	2009
Results of Operations
Operating revenues	$3,487,864	$3,455,570	$3,525,997	$3,935,725	$3,563,349
Income from operations	345,565	179,180	334,118	601,577	453,010
Income from continuing operations	191,226	72,059	151,388	354,933	263,819
Net income attributable to Graham Holdings Company common stockholders	236,010	131,218	116,233	277,192	91,846
Per Share Amounts
Basic earnings per common share attributable to Graham Holdings Company common stockholders
Income from continuing operations	$25.83	$9.22	$19.03	$39.67	$28.15
Net income	32.10	17.39	14.70	31.06	9.78
Diluted earnings per common share attributable to Graham Holdings Company common stockholders
Income from continuing operations	$25.78	$9.22	$19.03	$39.65	$28.15
Net income	32.05	17.39	14.70	31.04	9.78
Weighted average shares outstanding:
Basic	7,238	7,360	7,826	8,869	9,332
Diluted	7,333	7,404	7,905	8,931	9,392
Cash dividends per common share	$—	$19.60	$9.40	$9.00	$8.60
Graham Holdings Company common stockholders’ equity per common share	$446.73	$348.17	$342.76	$343.47	$317.21
Financial Position
Working capital	$768,278	$327,476	$250,069	$353,621	$398,481
Total assets	5,811,046	5,105,069	5,016,986	5,158,367	5,186,206
Long-term debt	447,608	453,384	452,229	396,650	396,236
Graham Holdings Company common stockholders’ equity	3,300,067	2,586,028	2,601,896	2,814,364	2,939,550

Impact from certain items included in income from continuing operations (after-tax and diluted EPS amounts):

2013

•	charges of $25.3 million ($3.46 per share) related to severance and restructuring at the education division

•	goodwill and other long-lived assets impairment charge of $3.2 million ($0.44 per share) at the education division

•	write-down of a marketable equity security of $6.7 million ($0.91 per share)

•	losses, net, of $8.6 million ($1.17 per share) from non-operating unrealized foreign currency losses

2012

•	goodwill and other long-lived assets impairment charge of $81.9 million ($11.33 per share) at KTP

•	charges of $32.9 million ($4.53 per share) related to severance and restructuring at the education division

•	write-down of a marketable equity security of $11.2 million ($1.54 per share)

•	$3.7 million ($0.48 per share) gain on sale of cost method investment

•	gains, net, of $2.0 million ($0.27 per share) from non-operating unrealized foreign currency gains

2011

•	charges of $17.9 million ($2.26 per share) related to severance and restructuring at the education division

•	impairment charge at one of the Company’s affiliates of $5.7 million ($0.72 per share)

•	write-down of a marketable equity security of $34.6 million ($4.34 per share)

•	losses, net, of $2.1 million ($0.26 per share) from non-operating unrealized foreign currency losses

2010

•	charges of $24.2 million ($2.83 per share) related to severance and restructuring

•	gains, net, of $4.2 million ($0.47 per share) from non-operating unrealized foreign currency gains

2009

•	charges of $20.6 million ($2.19 per share) in connection with the restructuring of Kaplan’s Score and Test Preparation operations

•	impairment charges of $18.8 million ($2.00 per share) at two of the Company’s equity affiliates

•	gains, net, of $10.3 million ($1.10 per share) from non-operating unrealized foreign currency gains

INDEX TO EXHIBITS

Exhibit Number	Description
2.1
Securities Purchase Agreement among the Company, Nash Holdings LLC, WP Company LLC, Express Publications Company, LLC, El Tiempo Latino LLC, Robinson Terminal Warehouse LLC, Greater Washington Publishing, LLC and Post-Newsweek Media, LLC dated October 1, 2013 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 7, 2013).

3.1
Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

3.2
Certificate of Amendment, effective November 29, 2013, to the Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 29, 2013).

3.3
Certificate of Designation for the Company’s Series A Preferred Stock dated September 22, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated September 22, 2003).

3.4	By-Laws of the Company as amended and restated through November 29, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 29, 2013).
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

10.1	Graham Holdings Company 2012 Incentive Compensation Plan, as amended and restated effective November 29, 2013.*
10.2
Washington Post Company Stock Option Plan as amended and restated effective May 31, 2003 (incorporated by reference to Exhibit 10.1 to The Washington Post Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2003).*

10.3	Graham Holdings Company Supplemental Executive Retirement Plan as amended and restated effective December 10, 2013.*
10.4	Graham Holdings Company Deferred Compensation Plan as amended and restated effective January 1, 2014.*
10.5	Letter Agreement between the Company and Katharine Weymouth, dated October 1, 2013, addressing compensation arrangements through closing of transaction with Nash Holdings LLC.
21	List of subsidiaries of the Company.
23	Consent of independent registered public accounting firm.
24	Power of attorney dated February 20, 2014.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.
101
The following financial information from Graham Holdings Company Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Balance Sheets as of December 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Changes in Common Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

___________________________________________
*A management contract or compensatory plan or arrangement required to be included as an exhibit hereto pursuant to Item 15(b) of Form 10-K.