Form 10-Q
period 2014-03-31
Graham Holdings Co
filed 2014-05-07
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2014
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 1-671

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
Shares outstanding at May 2, 2014:
Class A Common Stock – 1,169,073 Shares
Class B Common Stock – 6,236,106 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31

(in thousands, except per share amounts)	2014	2013
Operating Revenues
Education	$526,174	$527,815
Subscriber	191,128	186,790
Advertising	78,247	69,122
Other	45,012	36,865
	840,561	820,592
Operating Costs and Expenses
Operating	379,069	376,545
Selling, general and administrative	325,637	334,224
Depreciation of property, plant and equipment	53,245	58,959
Amortization of intangible assets	3,081	3,717
	761,032	773,445
Income from Operations	79,529	47,147
Equity in earnings of affiliates, net	4,052	3,418
Interest income	599	510
Interest expense	(8,820)	(8,960)
Other income (expense), net	133,273	(4,083)
Income from Continuing Operations Before Income Taxes	208,633	38,032
Provision for Income Taxes	77,400	15,800
Income from Continuing Operations	131,233	22,232
Income (Loss) from Discontinued Operations, Net of Tax	1,072	(16,973)
Net Income	132,305	5,259
Net Loss (Income) Attributable to Noncontrolling Interests	219	(97)
Net Income Attributable to Graham Holdings Company	132,524	5,162
Redeemable Preferred Stock Dividends	(426)	(444)
Net Income Attributable to Graham Holdings Company Common Stockholders	$132,098	$4,718
Amounts Attributable to Graham Holdings Company Common Stockholders
Income from continuing operations	$131,026	$21,691
Income (loss) from discontinued operations, net of tax	1,072	(16,973)
Net income attributable to Graham Holdings Company common stockholders	$132,098	$4,718
Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic income per common share from continuing operations	$17.71	$2.92
Basic income (loss) per common share from discontinued operations	0.14	(2.28)
Basic net income per common share	$17.85	$0.64
Basic average number of common shares outstanding	7,275	7,227
Diluted income per common share from continuing operations	$17.65	$2.92
Diluted income (loss) per common share from discontinued operations	0.14	(2.28)
Diluted net income per common share	$17.79	$0.64
Diluted average number of common shares outstanding	7,352	7,266

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31
(in thousands)	2014	2013
Net Income	$132,305	$5,259
Other Comprehensive Income, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	746	(4,191)
Unrealized gains on available-for-sale securities:
Unrealized gains for the period, net	27,738	49,078
Reclassification adjustment for write-down and realization of loss (gain) on sale of available-for-sale securities included in net income	785	(551)
	28,523	48,527
Pension and other postretirement plans:
Amortization of net prior service credit included in net income	(102)	(437)
Amortization of net actuarial (gain) loss included in net income	(7,182)	2,317
Settlement gain included in net income	—	(3,471)
	(7,284)	(1,591)
Cash flow hedge gain	172	30
Other Comprehensive Income, Before Tax	22,157	42,775
Income tax expense related to items of other comprehensive income	(8,566)	(18,787)
Other Comprehensive Income, Net of Tax	13,591	23,988
Comprehensive Income	145,896	29,247
Comprehensive loss (income) attributable to noncontrolling interests	219	(118)
Total Comprehensive Income Attributable to Graham Holdings Company	$146,115	$29,129

See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$642,833	$569,719
Restricted cash	52,035	83,769
Investments in marketable equity securities and other investments	645,594	522,318
Accounts receivable, net	406,293	428,653
Income taxes receivable	—	17,991
Inventories and contracts in progress	3,234	2,924
Other current assets	80,431	77,013
Current assets held for sale	397	—
Total Current Assets	1,830,817	1,702,387
Property, Plant and Equipment, Net	845,868	927,542
Investments in Affiliates	20,953	15,754
Goodwill, Net	1,241,949	1,288,622
Indefinite-Lived Intangible Assets, Net	519,128	541,278
Amortized Intangible Assets, Net	36,494	39,588
Prepaid Pension Cost	1,250,658	1,245,505
Deferred Charges and Other Assets	61,383	50,370
Noncurrent Assets Held for Sale	113,312	—
Total Assets	$5,920,562	$5,811,046
Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$393,962	$505,699
Income taxes payable	55,278	—
Deferred income taxes	70,447	58,411
Deferred revenue	393,289	366,831
Dividends declared	19,051	—
Short-term borrowings	49,389	3,168
Total Current Liabilities	981,416	934,109
Postretirement Benefits Other Than Pensions	35,709	36,219
Accrued Compensation and Related Benefits	207,346	211,526
Other Liabilities	84,420	86,000
Deferred Income Taxes	779,803	778,735
Long-Term Debt	403,160	447,608
Total Liabilities	2,491,854	2,494,197
Redeemable Noncontrolling Interest	5,579	5,896
Redeemable Preferred Stock	10,665	10,665
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	289,402	288,129
Retained earnings	4,877,200	4,782,777
Accumulated other comprehensive income, net of tax
Cumulative foreign currency translation adjustment	25,759	25,013
Unrealized gain on available-for-sale securities	190,776	173,663
Unrealized gain on pensions and other postretirement plans	497,075	501,446
Cash flow hedge	(525)	(628)
Cost of Class B common stock held in treasury	(2,487,492)	(2,490,333)
Total Common Stockholders’ Equity	3,412,195	3,300,067
Noncontrolling Interests	269	221
Total Equity	3,412,464	3,300,288
Total Liabilities and Equity	$5,920,562	$5,811,046

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
(in thousands)	2014	2013
Cash Flows from Operating Activities
Net Income	$132,305	$5,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	54,124	65,973
Amortization of intangible assets	3,081	3,717
Net pension (benefit) expense	(16,600)	4,390
Early retirement program expense	4,490	14,258
Foreign exchange (gain) loss	(5,037)	4,614
Equity in earnings of affiliates, net of distributions	(4,052)	(3,408)
Provision for deferred income taxes	4,660	1,877
Net (gain) loss on sale of property, plant and equipment	(127,259)	327
Change in assets and liabilities:
Decrease in accounts receivable, net	23,498	23,020
Decrease in accounts payable and accrued liabilities	(112,811)	(43,487)
Increase in deferred revenue	25,739	15,529
Increase in income taxes payable	73,236	2,273
Decrease (Increase) in other assets and other liabilities, net	21,536	(20,837)
Other	145	513
Net Cash Provided by Operating Activities	77,055	74,018
Cash Flows from Investing Activities
Net proceeds from sales of businesses, property, plant and equipment and other assets	157,314	3,636
Purchases of commercial paper, marketable equity securities and other investments	(101,241)	(8,623)
Purchases of property, plant and equipment	(36,562)	(36,462)
Investments in certain businesses, net of cash acquired	(5,608)	(700)
Other	—	(18)
Net Cash Provided by (Used) in Investing Activities	13,903	(42,167)
Cash Flows from Financing Activities
Dividends paid	(19,051)	(222)
Repayment of short-term borrowing	—	(240,121)
Common shares repurchased	—	(4,196)
Other	19	3,311
Net Cash Used in Financing Activities	(19,032)	(241,228)
Effect of Currency Exchange Rate Change	1,188	(2,402)
Net Increase (Decrease) in Cash and Cash Equivalents	73,114	(211,779)
Beginning Cash and Cash Equivalents	569,719	512,431
Ending Cash and Cash Equivalents	$642,833	$300,652

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS
Graham Holdings Company (the Company), is a diversified education and media company. The Company’s Kaplan subsidiary provides a wide variety of educational services, both domestically and outside the United States. The Company’s media operations comprise the ownership and operation of cable systems and television broadcasting (through the ownership and operation of six television broadcast stations).
On April 11, 2014, the Company announced that it had entered into an exchange agreement that will result in the disposal of WPLG, its Miami-based television station. The operating results of WPLG have been presented in income (loss) from discontinued operations, net of tax, for all periods presented.
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three months ended March 31, 2014 and 2013 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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
Recently Adopted and Issued Accounting Pronouncements – In April 2014, the Financial Accounting Standards Board (FASB) issued new guidance that modifies the requirements for reporting discontinued operations. The new guidance requires the reporting of the disposal of an entity or component of an entity as discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the entity’s operations and financial results. The new guidance also expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. This guidance is effective for interim and fiscal years beginning after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued or available for issuance. The Company is in the process of evaluating the impact of this new guidance on its condensed consolidated financial statements.

2. DISCONTINUED OPERATIONS
On April 11, 2014, the Company and Berkshire Hathaway Inc. announced that they have signed an agreement for Berkshire to acquire a wholly-owned subsidiary of the Company that includes WPLG, the Company's Miami-based television station, a number of Berkshire shares currently held by the Company and an amount of cash in exchange for approximately 1.6 million shares of Graham Holdings Class B common stock currently owned by Berkshire. The transaction is expected to close in the second or third quarter of 2014.
On October 1, 2013, the Company completed the sale of most of its newspaper publishing businesses. The publishing businesses sold include The Washington Post, Express, The Gazette Newspapers, Southern Maryland Newspapers, Greater Washington Publishing, Fairfax County Times and El Tiempo Latino and related websites (Publishing Subsidiaries).
In March 2013, the Company completed the sale of The Herald which resulted in a pre-tax loss of $0.1 million that was recorded in the first quarter of 2013.
The results of operations of WPLG, the Publishing Subsidiaries and The Herald are included in the Company’s Consolidated Statements of Operations as Income (Loss) from Discontinued Operations, Net of Tax, for all periods presented. The assets of WPLG have been classified on the Company’s condensed consolidated balance sheet as assets held for sale as of March 31, 2014. The Company did not reclassify its Statements of Cash Flows or prior Condensed Consolidated Balance Sheets to reflect the various discontinued operations.
The carrying amounts of the major classes of assets included in assets held for sale at March 31, 2014 are as follows:

As of
(in thousands)	March 31, 2014
Other current assets	$397
Current Assets Held for Sale	$397
Property, plant and equipment, net	$30,954
Goodwill, net	60,206
Indefinite-lived intangible assets, net	22,150
Deferred charges and other assets	2
Noncurrent Assets Held for Sale	$113,312
In the first quarter of 2014, an after-tax adjustment of $3.0 million was made to reduce the $100.0 million after-tax gain on the sale of the Publishing Subsidiaries previously reported in the fourth quarter of 2013, as a result of changes in estimates related to liabilities retained as part of the sale.
The summarized income (loss) from discontinued operations, net of tax, is presented below:

	Three Months Ended March 31

(in thousands)	2014	2013
Operating revenues	$16,274	$141,974
Operating costs and expenses	(10,134)	(168,077)
Income (loss) from discontinued operations	6,140	(26,103)
Expense (benefit) from income taxes	2,026	(9,176)
Net Income (Loss) from Discontinued Operations	4,114	(16,927)
Loss on sales of discontinued operations	(4,737)	(70)
Benefit from income taxes on sales of discontinued operations	(1,695)	(24)
Income (Loss) from Discontinued Operations, Net of Tax	$1,072	$(16,973)

The following table summarizes the 2013 quarterly operating results of the Company following the reclassification of the operations discussed above as discontinued operations:

	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2013	2013	2013	2013
Operating Revenues
Education	$527,815	$548,230	$546,452	$555,011
Subscriber	186,790	192,273	190,302	186,297
Advertising	69,122	79,898	73,549	87,692
Other	36,865	50,103	48,651	42,635
	820,592	870,504	858,954	871,635
Operating Costs and Expenses
Operating	376,545	394,841	395,436	375,876
Selling, general and administrative	334,224	319,170	327,560	332,207
Depreciation of property, plant and equipment	58,959	56,879	54,705	58,954
Amortization of intangible assets	3,717	3,313	2,837	3,731
Impairment of goodwill and other long-lived assets	—	—	—	3,250
	773,445	774,203	780,538	774,018
Income from Operations	47,147	96,301	78,416	97,617
Equity in earnings of affiliates, net	3,418	3,868	5,892	37
Interest income	510	522	642	590
Interest expense	(8,960)	(9,048)	(9,221)	(8,838)
Other (expense) income, net	(4,083)	(12,858)	8,110	(14,920)
Income from Continuing Operations before Income Taxes	38,032	78,785	83,839	74,486
Provision for Income Taxes	15,800	31,700	29,900	24,100
Income from Continuing Operations	22,232	47,085	53,939	50,386
(Loss) Income from Discontinued Operations, Net of Tax	(16,973)	(1,951)	(23,515)	106,142
Net Income	5,259	45,134	30,424	156,528
Net Income Attributable to Noncontrolling Interests	(97)	(253)	(75)	(55)
Net Income Attributable to Graham Holdings Company	5,162	44,881	30,349	156,473
Redeemable Preferred Stock Dividends	(444)	(206)	(205)	—
Net Income Attributable to Graham Holdings Company Common Stockholders	$4,718	$44,675	$30,144	$156,473
Amounts Attributable to Graham Holdings Company Common Stockholders
Income from continuing operations	$21,691	$46,626	$53,659	$50,331
(Loss) Income from discontinued operations, net of tax	(16,973)	(1,951)	(23,515)	106,142
Net income attributable to Graham Holdings Company common stockholders	$4,718	$44,675	$30,144	$156,473
Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic income per common share from continuing operations	$2.92	$6.28	$7.23	$6.82
Basic (loss) income per common share from discontinued operations	(2.28)	(0.26)	(3.16)	14.38
Basic net income per common share	$0.64	$6.02	$4.07	$21.20
Diluted income per common share from continuing operations	$2.92	$6.28	$7.22	$6.80
Diluted (loss) income per common share from discontinued operations	(2.28)	(0.26)	(3.17)	14.34
Diluted net income per common share	$0.64	$6.02	$4.05	$21.14

The following table summarizes the annual operating results of the Company following the reclassification of operations discussed above as discontinued operations:

(in thousands, except per share amounts)	2013	2012
Operating Revenues
Education	$2,177,508	$2,196,496
Subscriber	755,662	732,370
Advertising	310,261	337,621
Other	178,254	118,063
	3,421,685	3,384,550
Operating Costs and Expenses
Operating	1,542,698	1,543,083
Selling, general and administrative	1,313,161	1,318,946
Depreciation of property, plant and equipment	229,497	240,313
Amortization of intangible assets	13,598	20,946
Impairment of goodwill and other long-lived assets	3,250	111,593
	3,102,204	3,234,881
Income from Operations	319,481	149,669
Equity in earnings of affiliates, net	13,215	14,086
Interest income	2,264	3,393
Interest expense	(36,067)	(35,944)
Other expense, net	(23,751)	(5,456)
Income from Continuing Operations before Income Taxes	275,142	125,748
Provision for Income Taxes	101,500	73,400
Income from Continuing Operations	173,642	52,348
Income from Discontinued Operations, Net of Tax	63,703	79,839
Net Income	237,345	132,187
Net Income Attributable to Noncontrolling Interests	(480)	(74)
Net Income Attributable to Graham Holdings Company	236,865	132,113
Redeemable Preferred Stock Dividends	(855)	(895)
Net Income Attributable to Graham Holdings Company Common Stockholders	$236,010	$131,218
Amounts Attributable to Graham Holdings Company Common Stockholders
Income from continuing operations	$172,307	$51,379
Income from discontinued operations, net of tax	63,703	79,839
Net income attributable to Graham Holdings Company common stockholders	$236,010	$131,218
Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic income per common share from continuing operations	$23.44	$6.54
Basic income per common share from discontinued operations	8.66	10.85
Basic net income per common share	$32.10	$17.39
Diluted income per common share from continuing operations	$23.40	$6.54
Diluted income per common share from discontinued operations	8.65	10.85
Diluted net income per common share	$32.05	$17.39
3. INVESTMENTS
Investments in marketable equity securities comprised the following:

	As of
	March 31, 2014	December 31, 2013
(in thousands)
Total cost	$192,736	$197,718
Net unrealized gains	317,961	289,438
Total Fair Value	$510,697	$487,156
There were no new investments in marketable equity securities during the first three months of 2014 and 2013. During the first three months of 2014, the proceeds from sales of marketable securities were $4.2 million, of which $0.4 million will settle in April 2014, and net realized losses from such sales were $0.3 million. During the first three months of 2013, the proceeds from sales of marketable securities were $2.1 million, and net realized gains on such sales were $0.6 million.
As of March 31, 2014, the Company's investment in Corinthian Colleges, Inc., a publicly traded company, was in an unrealized loss position and the Company concluded that the loss was other-than-temporary and recorded a $0.5 million write-down of the investment in the first quarter of 2014.

As of March 31, 2014, the Company held investments in commercial paper totaling $99.9 million with original maturities of 91 to 180 days. These investments are included in Investments in marketable equity securities and other investments in the Condensed Consolidated Balance Sheets.
On April 1, 2014, the Company received a gross cash distribution of approximately $95 million from Classified Ventures' sale of apartments.com. In connection with this sale, the Company will record a pre-tax gain of approximately $92 million in the second quarter of 2014. The Company owns a 16.5% interest in Classified Ventures.
4. ACQUISITIONS AND DISPOSITIONS
Acquisitions.  In the first three months of 2014, the Company acquired one small business included in its education division; the purchase price allocation comprised goodwill on a preliminary basis. In the first three months of 2013, the Company acquired one small business included in other business; the purchase price allocation mostly comprised goodwill and other intangible assets.
On April 1, 2014, Celtic Healthcare acquired VNA-TIP Healthcare, a provider of home health and hospice services in Missouri and Illinois. The operating results of VNA-TIP will be included in other businesses beginning in the second quarter of 2014.
Dispositions. On April 11, 2014, the Company and Berkshire Hathaway Inc. announced that they have signed an agreement for Berkshire to acquire a wholly-owned subsidiary of the Company that includes WPLG, the Company's Miami-based television station, a number of Berkshire shares currently held by the Company and an amount of cash in exchange for approximately 1.6 million shares of Graham Holdings Class B common stock currently owned by Berkshire. The transaction is expected to close in the second or third quarter of 2014.
The specific number of shares of each company and the amount of cash will be determined on the closing date based on certain factors, including the market prices of the shares of both companies at that time. The transaction is subject to FCC approval and other customary conditions. In addition, there are certain termination rights relating to minimum trading prices of the stock of each company immediately prior to closing and to a minimum value of the television station for purposes of the transaction on the closing date.
On October 1, 2013, the Company completed the sale of most of its newspaper publishing businesses. The publishing businesses sold include The Washington Post, Express, The Gazette Newspapers, Southern Maryland Newspapers, Greater Washington Publishing, Fairfax County Times and El Tiempo Latino and related websites (Publishing Subsidiaries).
In March 2013, the Company completed the sale of certain assets of The Herald, a daily and Sunday newspaper headquartered in Everett, WA.
Consequently, the Company’s income from continuing operations excludes these sold businesses, which have been reclassified to discontinued operations, net of tax (see Note 2).
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Amortization of intangible assets for the three months ended March 31, 2014 and 2013 was $3.1 million and $3.7 million, respectively. Amortization of intangible assets is estimated to be approximately $9 million for the remainder of 2014, $9 million in 2015, $7 million in 2016, $4 million in 2017, $4 million in 2018, and $3 million in 2019.
The Company's wireless licenses have been reclassified to assets held for sale at March 31, 2014.
The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Cable Television	Television Broadcasting	Other Businesses	Total
Balance as of December 31, 2013
Goodwill	$1,073,433	$85,488	$203,165	$34,877	$1,396,963
Accumulated impairment losses	(102,259)	—	—	(6,082)	(108,341)
	971,174	85,488	203,165	28,795	1,288,622
Acquisitions	5,608	—	—	—	5,608
Reclassification to assets held for sale	—	—	(60,205)	—	(60,205)
Foreign currency exchange rate changes	7,924	—	—	—	7,924
Balance as of March 31, 2014
Goodwill	1,086,965	85,488	142,960	34,877	1,350,290
Accumulated impairment losses	(102,259)	—	—	(6,082)	(108,341)
	$984,706	$85,488	$142,960	$28,795	$1,241,949

The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Higher Education	Test Preparation	Kaplan International	Total
Balance as of December 31, 2013
Goodwill	$409,016	$152,187	$512,230	$1,073,433
Accumulated impairment losses	—	(102,259)	—	(102,259)
	409,016	49,928	512,230	971,174
Acquisitions	—	5,608	—	5,608
Foreign currency exchange rate changes	(76)	—	8,000	7,924
Balance as of March 31, 2014
Goodwill	408,940	157,795	520,230	1,086,965
Accumulated impairment losses	—	(102,259)	—	(102,259)
	$408,940	$55,536	$520,230	$984,706
Other intangible assets consist of the following:

		As of March 31, 2014			As of December 31, 2013
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Noncompete agreements	2–5 years	$13,565	$12,737	$828	$13,540	$12,622	$918
Student and customer relationships	2–10 years	66,163	41,725	24,438	72,050	45,718	26,332
Databases and technology	3–5 years	10,790	7,331	3,459	10,790	6,991	3,799
Trade names and trademarks	2–10 years	22,359	16,660	5,699	22,327	16,052	6,275
Other	1–25 years	9,858	7,788	2,070	9,836	7,572	2,264
		$122,735	$86,241	$36,494	$128,543	$88,955	$39,588
Indefinite-Lived Intangible Assets
Franchise agreements		$496,321			$496,321
Wireless licenses		—			22,150
Licensure and accreditation		7,171			7,171
Other		15,636			15,636
		$519,128			$541,278
6. DEBT
The Company’s borrowings consist of the following:

	As of
	March 31, 2014	December 31, 2013
(in thousands)
7.25% unsecured notes due February 1, 2019	$397,997	$397,893
AUD Revolving credit borrowing	46,231	44,625
Other indebtedness	8,321	8,258
Total Debt	452,549	450,776
Less: current portion	(49,389)	(3,168)
Total Long-Term Debt	$403,160	$447,608
The Company’s other indebtedness at March 31, 2014 and December 31, 2013 is at interest rates from 0% to 6% and matures from 2014 to 2017.

During the three months ended March 31, 2014 and 2013, the Company had average borrowings outstanding of approximately $451.2 million and $516.7 million, respectively, at average annual interest rates of approximately 7.0%. During the three months ended March 31, 2014 and 2013, the Company incurred net interest expense of $8.2 million and $8.5 million, respectively.
At March 31, 2014, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $469.0 million, compared with the carrying amount of $398.0 million. At December 31, 2013, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $475.2 million, compared with the carrying amount of $397.9 million. The carrying value of the Company’s other unsecured debt at March 31, 2014 approximates fair value.

7. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of March 31, 2014
(in thousands)	Level 1	Level 2	Total
Assets
Money market investments (1)	$—	$460,928	$460,928
Marketable equity securities (2)	510,697	—	510,697
Commercial paper (3)	99,893	—	99,893
Other current investments (4)	11,692	23,312	35,004
Total Financial Assets	$622,282	$484,240	$1,106,522
Liabilities
Deferred compensation plan liabilities (5)	$—	$64,614	$64,614
7.25% unsecured notes (6)	—	469,012	469,012
AUD revolving credit borrowing (6)	—	46,231	46,231
Interest rate swap (7)	—	875	875
Total Financial Liabilities	$—	$580,732	$580,732

	As of December 31, 2013
(in thousands)	Level 1	Level 2	Total
Assets
Money market investments (1)	$—	$431,836	$431,836
Marketable equity securities (2)	487,156	—	487,156
Other current investments (4)	11,826	23,336	35,162
Total Financial Assets	$498,982	$455,172	$954,154
Liabilities
Deferred compensation plan liabilities (5)	$—	$67,603	$67,603
7.25% unsecured notes (6)	—	475,224	475,224
AUD revolving credit borrowing (6)	—	44,625	44,625
Interest rate swap (7)	—	1,047	1,047
Total Financial Liabilities	$—	$588,499	$588,499
____________

(1)	The Company’s money market investments are included in cash, cash equivalents and restricted cash.

(2)	The Company’s investments in marketable equity securities are classified as available-for-sale.

(3)	The Company's commercial paper investments have original maturities greater than 90 days, but less than 180 days.

(4)	Includes U.S. Government Securities, corporate bonds, mutual funds and time deposits (with original maturities greater than 90 days, but less than one year).

(5)
Includes Graham Holdings Company's Deferred Compensation Plan and supplemental savings plan benefits under the Graham Holdings Company's Supplemental Executive Retirement Plan, which are included in accrued compensation and related benefits.

(6)	See Note 6 for carrying amount of these notes and borrowing.

(7)
Included in Other liabilities. The Company utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity and market interest rates.

8. EARNINGS PER SHARE

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
The following reflects the Company's income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended March 31
(in thousands, except per share amounts)	2014	2013
Numerator:
Numerator for basic earnings per share:
Income from continuing operations attributable to Graham Holdings Company common stockholders	$131,026	$21,691
Less: Dividends-common stock outstanding and unvested restricted shares	(37,675)	—
Undistributed earnings	93,351	21,691
Percent allocated to common stockholders	98.33%	97.38%
	91,790	21,122
Add: Dividends-common stock outstanding	37,044	—
Numerator for basic earnings per share	$128,834	$21,122
Add: Additional undistributed earnings due to dilutive stock options	5	—
Numerator for diluted earnings per share	$128,839	$21,122
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	7,275	7,227
Add: Effect of dilutive stock options	26	1
Denominator for diluted earnings per share	7,301	7,228
Graham Holdings Company Common Stockholders:
Basic earnings per share from continuing operations	$17.71	$2.92
Diluted earnings per share from continuing operations	$17.65	$2.92
Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended March 31
(in thousands)	2014	2013
Weighted average restricted stock	51	38
For the first quarter of 2014 and 2013, the diluted earnings per share amounts exclude the effects of 5,000 and 85,861 stock options outstanding, respectively, as their inclusion would have been antidilutive. The first quarter of 2014 and 2013 diluted earnings per share amounts exclude the effects of 5,550 and 52,200 restricted stock awards, respectively, as their inclusion would have been antidilutive.
In the first quarter of 2014, the Company declared regular dividends totaling $5.10 per share. No dividends were paid in 2013.
9. PENSION AND POSTRETIREMENT PLANS

Defined Benefit Plans. The total (benefit) cost arising from the Company’s defined benefit pension plans, including a portion included in discontinued operations, consists of the following components:

	Three Months Ended March 31
(in thousands)	2014	2013
Service cost	$7,537	$13,365
Interest cost	13,082	14,291
Expected return on assets	(30,263)	(26,322)
Amortization of prior service cost	82	909
Recognized actuarial (gain) loss	(7,038)	2,147
Net Periodic (Benefit) Cost	(16,600)	4,390
Early retirement programs expense	4,490	14,258
Total (Benefit) Cost	$(12,110)	$18,648
For the three months ended March 31, 2014 and 2013, the net periodic (benefit) cost for the Company's pension plans, as reported above, includes costs of $0.1 million and $7.1 million, respectively, reported in discontinued operations. The early retirement programs expense for the March 31, 2013 is included in discontinued operations.
In the first quarter of 2014, the Company recorded $4.5 million related to a Separation Incentive Program for certain Corporate employees, which will be funded from the assets of the Company's pension plan.
The Company announced a Voluntary Retirement Incentive Program in February 2013, which was offered to certain employees of the Washington Post newspaper. The total early retirement program expense for this program was $20.4 million. Of this amount, $12.0 million was recorded in the first quarter of 2013 and $8.4 million was recorded in the second quarter of 2013. In addition, the Washington Post newspaper recorded $2.3 million in special separation benefits for a group of employees in the first quarter of 2013. The early retirement program expense and special separation benefits for these programs were funded from the assets of the Company’s pension plan and are included in discontinued operations, net of tax, in 2013.
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP), including a portion included in discontinued operations, consists of the following components:

	Three Months Ended March 31
(in thousands)	2014	2013
Service cost	$373	$429
Interest cost	1,085	1,023
Amortization of prior service cost	12	14
Recognized actuarial loss	375	711
Net Periodic Cost	$1,845	$2,177
For the three months ended March 31, 2014 and 2013, the net periodic cost for the Company's SERP, as reported above, includes costs of $0.1 million and $0.3 million, respectively, reported in discontinued operations.
Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plan were allocated as follows:

	As of
	March 31, 2014	December 31, 2013

U.S. equities	59%	58%
U.S. fixed income	13%	12%
International equities	28%	30%
	100%	100%
Essentially all of the assets are actively managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both of these managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval by the Plan administrator. As of March 31, 2014, the managers can invest no more than 24% of the assets in international stocks, at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities. None of the assets is managed internally by the Company.

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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of March 31, 2014. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At March 31, 2014 and December 31, 2013, the pension plan held common stock in one investment that exceeded 10% of total plan assets. This investment was valued at $429.1 million and $382.1 million at March 31, 2014 and December 31, 2013, respectively, or approximately 18% and 16%, respectively, of total plan assets. Assets also included $219.5 million and $208.4 million of Berkshire Hathaway common stock at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014 and December 31, 2013, the pension plan held investments in one foreign country that exceeded 10% of total plan assets. These investments were valued at $447.0 million and $398.9 million at March 31, 2014 and December 31, 2013, respectively, or approximately 19% and 17%, respectively, of total plan assets.
Other Postretirement Plans. The total cost (benefit) arising from the Company’s other postretirement plans, including a portion included in discontinued operations, consists of the following components:

	Three Months Ended March 31
(in thousands)	2014	2013
Service cost	$375	$727
Interest cost	362	510
Amortization of prior service credit	(196)	(1,360)
Recognized actuarial gain	(519)	(541)
Net Periodic Cost (Benefit)	22	(664)
Settlement gain	—	(3,471)
Total Cost (Benefit)	$22	$(4,135)
For the three months ended March 31, 2013, the net periodic benefit, as reported above, includes a benefit of $0.6 million included in discontinued operations. As part of the sale of The Herald, changes were made with respect to its postretirement medical plan, resulting in a $3.5 million settlement gain that is included in discontinued operations, net of tax, for the first quarter of 2013.
10. OTHER NON-OPERATING INCOME (EXPENSE)
A summary of non-operating income (expense) is as follows:

	Three Months Ended March 31
(in thousands)	2014	2013
Gain on sale of building	$127,670	$—
Foreign currency gain (loss), net	5,037	(4,614)
(Losses) gains on sales or write-downs of marketable equity securities	(785)	542
Other, net	1,351	(11)
Total Other Non-Operating Income (Expense)	$133,273	$(4,083)
On March 27, 2014, the Company completed the sale of its headquarters building for approximately $158 million. In connection with the sale, the Company recorded a $127.7 million pre-tax gain in the first quarter of 2014. The headquarters building is used primarily by The Washington Post newspaper, which was sold by the Company in October 2013.
11. ACCUMULATED OTHER COMPREHENSIVE INCOME
The other comprehensive income consists of the following components:

	Three Months Ended March 31
	2014			2013
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$746	—	$746	$(4,191)	—	$(4,191)
Unrealized gains on available-for-sale securities:
Unrealized gains for the period, net	27,738	(11,096)	16,642	49,078	(19,631)	29,447
Reclassification adjustment for write-down and realization of loss (gain) on sale of available-for-sale securities included in net income	785	(314)	471	(551)	220	(331)
	28,523	(11,410)	17,113	48,527	(19,411)	29,116
Pension and other postretirement plans:
Amortization of net prior service credit included in net income	(102)	40	(62)	(437)	175	(262)
Amortization of net actuarial (gain) loss included in net income	(7,182)	2,873	(4,309)	2,317	(927)	1,390
Settlement gain included in net income	—	—	—	(3,471)	1,388	(2,083)
	(7,284)	2,913	(4,371)	(1,591)	636	(955)
Cash flow hedge:
Gain for the period	172	(69)	103	30	(12)	18
Other Comprehensive Income	$22,157	$(8,566)	$13,591	$42,775	$(18,787)	$23,988
The accumulated balances related to each component of other comprehensive income are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Available-for- Sale Securities	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedge	Accumulated Other Comprehensive Income
Balance as of December 31, 2013	$25,013	$173,663	$501,446	$(628)	$699,494
Other comprehensive income (loss) before reclassifications	746	16,642	—	(24)	17,364
Net amount reclassified from accumulated other comprehensive income	—	471	(4,371)	127	(3,773)
Other comprehensive income, net of tax	746	17,113	(4,371)	103	13,591
Balance as of March 31, 2014	$25,759	$190,776	$497,075	$(525)	$713,085
The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income are as follows:

	Three Months Ended March 31		Affected Line Item in the Condensed Consolidated Statement of Operations

(in thousands)	2014	2013
Unrealized Gains on Available-for-sale Securities:
Realized loss (gains) for the period	$785	$(551)	Other income (expense), net
	(314)	220	Provision for Income Taxes
	471	(331)	Net of Tax
Pension and Other Postretirement Plans:
Amortization of net prior service credit	(102)	(437)	(1)
Amortization of net actuarial (gain) loss	(7,182)	2,317	(1)
Settlement gain	—	(3,471)	(1)
	(7,284)	(1,591)	Before tax
	2,913	636	Provision for Income Taxes
	(4,371)	(955)	Net of Tax
Cash Flow Hedge
	212	186	Interest expense
	(85)	(74)	Provision for Income Taxes
	127	112	Net of Tax
Total reclassification for the period	$(3,773)	$(1,174)	Net of Tax
____________

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement plan cost (see Note 9).
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
ED Program Reviews.  The U.S. Department of Education (ED) undertakes program reviews at Title IV participating institutions. Currently, there are three open program reviews, including Broomall, PA, as the Company is awaiting the ED’s final program review report. The Company does not expect the final program review reports to have a material impact on KHE; however, the results of these open reviews and their impact on Kaplan’s operations are uncertain.
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
13. BUSINESS SEGMENTS
The Company has six reportable segments: Kaplan Higher Education, Kaplan Test Preparation, Kaplan International, cable, television broadcasting and other businesses.
Television Broadcasting. In April 2014, the Company announced it has entered into an agreement to sell WPLG, a television station serving the Miami market. WPLG results are included in discontinued operations, net of tax, for all periods presented. The television broadcasting segment operating results have been restated to reflect this change.

 The following table summarizes the quarterly financial information related to each of the Company’s business segments:

	March 31,	March 31,	June 30,	September 30,	December 31,
(in thousands)	2014	2013	2013	2013	2013
Operating Revenues
Education	$526,174	$527,815	$548,230	$546,452	$555,011
Cable	203,921	200,138	204,550	202,381	200,240
Television broadcasting	85,651	68,902	80,228	73,488	85,688
Other businesses	24,913	23,814	37,572	36,682	30,735
Corporate office	—	—	—	—	—
Intersegment elimination	(98)	(77)	(76)	(49)	(39)
	$840,561	$820,592	$870,504	$858,954	$871,635
Income (Loss) From Operations
Education	$2,522	$(4,056)	$23,726	$17,035	$14,596
Cable	41,162	36,613	44,710	39,715	48,697
Television broadcasting	44,386	29,111	39,235	32,847	43,999
Other businesses	(10,747)	(8,542)	(5,968)	(5,046)	(3,912)
Corporate office	2,206	(5,979)	(5,402)	(6,135)	(5,763)
	$79,529	$47,147	$96,301	$78,416	$97,617
Equity in Earnings of Affiliates, Net	4,052	3,418	3,868	5,892	37
Interest Expense, Net	(8,221)	(8,450)	(8,526)	(8,579)	(8,248)
Other Income (Expense), Net	133,273	(4,083)	(12,858)	8,110	(14,920)
Income from Continuing Operations Before Income Taxes	$208,633	$38,032	$78,785	$83,839	$74,486
Depreciation of Property, Plant and Equipment
Education	$16,444	$22,588	$20,064	$18,978	$28,134
Cable	33,787	33,733	33,964	32,946	27,541
Television broadcasting	1,994	2,209	2,214	2,181	2,142
Other businesses	520	429	577	555	616
Corporate office	500	—	60	45	521
	$53,245	$58,959	$56,879	$54,705	$58,954
Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Education	$2,288	$2,518	$2,363	$2,287	$6,044
Cable	35	50	57	61	52
Television broadcasting	—	—	—	—	—
Other businesses	758	1,149	893	489	885
Corporate office	—	—	—	—	—
	$3,081	$3,717	$3,313	$2,837	$6,981
Net Pension (Credit) Expense
Education	$4,143	$4,106	$4,231	$4,169	$4,032
Cable	864	882	913	973	940
Television broadcasting	320	1,344	1,250	1,297	70
Other businesses	164	116	134	173	187
Corporate office	(17,679)	(9,121)	(9,129)	(9,299)	(14,287)
	$(12,188)	$(2,673)	$(2,601)	$(2,687)	$(9,058)

The following table summarizes annual financial information related to each of the Company’s business segments:

	Year Ended December 31
(in thousands)	2013	2012
Operating Revenues
Education	$2,177,508	$2,196,496
Cable television	807,309	787,117
Television broadcasting	308,306	328,396
Other businesses	128,803	72,837
Corporate office	—	—
Intersegment elimination	(241)	(296)
	$3,421,685	$3,384,550
Income (Loss) from Operations
Education	$51,301	$(105,368)
Cable television	169,735	154,581
Television broadcasting	145,192	162,131
Other businesses	(23,468)	(33,010)
Corporate office	(23,279)	(28,665)
	$319,481	$149,669
Equity in Earnings of Affiliates, Net	13,215	14,086
Interest Expense, Net	(33,803)	(32,551)
Other Expense, Net	(23,751)	(5,456)
Income from Continuing Operations Before Income Taxes	$275,142	$125,748
Depreciation of Property, Plant and Equipment
Education	$89,764	$101,183
Cable television	128,184	129,107
Television broadcasting	8,746	9,253
Other businesses	2,177	770
Corporate office	626	—
	$229,497	$240,313
Amortization of Intangible Assets and Impairment of Goodwill and Other Intangible Assets
Education	$13,212	$129,312
Cable television	220	211
Television broadcasting	—	—
Other businesses	3,416	3,016
Corporate office	—	—
	$16,848	$132,539
Net Pension (Credit) Expense
Education	$16,538	$11,584
Cable television	3,708	2,540
Television broadcasting	3,961	5,046
Other businesses	610	169
Corporate office	(41,836)	(27,871)
	$(17,019)	$(8,532)
Asset information for the Company’s business segments are as follows:

	As of
(in thousands)	March 31, 2014	December 31, 2013
Identifiable Assets
Education	$1,745,562	$1,921,037
Cable television	1,183,434	1,215,320
Television broadcasting	291,518	383,251
Other businesses	156,858	171,539
Corporate office	647,173	371,484
	$4,024,545	$4,062,631
Investments in Marketable Equity Securities	510,697	487,156
Investments in Affiliates	20,953	15,754
Prepaid Pension Cost	1,250,658	1,245,505
Assets Held for Sale	113,709	—
Total Assets	$5,920,562	$5,811,046

The Company’s education division comprises the following operating segments:

	Three Months Ended
	March 31
(in thousands)	2014	2013
Operating Revenues
Higher education	$253,779	$271,860
Test preparation	67,804	68,943
Kaplan international	202,867	184,813
Kaplan corporate and other	2,014	2,604
Intersegment elimination	(290)	(405)
	$526,174	$527,815
Income (Loss) from Operations
Higher education	$13,144	$5,101
Test preparation	(6,628)	(4,345)
Kaplan international	10,882	6,397
Kaplan corporate and other	(14,920)	(11,340)
Intersegment elimination	44	131
	$2,522	$(4,056)
Depreciation of Property, Plant and Equipment
Higher education	$7,740	$13,439
Test preparation	3,784	4,758
Kaplan international	4,708	3,996
Kaplan corporate and other	212	395
	$16,444	$22,588
Amortization of Intangible Assets	$2,288	$2,518
Pension Expense
Higher education	$2,628	$2,807
Test preparation	722	640
Kaplan international	89	87
Kaplan corporate and other	704	572
	$4,143	$4,106
Identifiable assets for the Company’s education division consist of the following:

	As of
(in thousands)	March 31, 2014	December 31, 2013
Identifiable assets
Higher education	$653,409	$859,208
Test preparation	177,288	173,435
Kaplan international	866,656	864,507
Kaplan corporate and other	48,209	23,887
	$1,745,562	$1,921,037

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported income from continuing operations attributable to common shares of $131.0 million ($17.65 per share) for the first quarter of 2014, compared to $21.7 million ($2.92 per share) for the first quarter of 2013. Net income attributable to common shares was $132.1 million ($17.79 per share) for the first quarter ended March 31, 2014, compared to $4.7 million ($0.64 per share) for the first quarter of last year. Net income includes $1.1 million ($0.14 per share) in income and $17.0 million ($2.28 per share) in losses from discontinued operations for the first quarter of 2014 and 2013, respectively. (Refer to “Discontinued Operations” discussion below.)
On April 11, 2014, the Company and Berkshire Hathaway Inc. announced that they have signed an agreement for Berkshire to acquire a wholly-owned subsidiary of the Company that includes, among other things, WPLG, the Company's Miami-based television station. The transaction is expected to close in the second or third quarter of 2014. As a result, income from continuing operations excludes WPLG, which has been reclassified to discontinued operations, net of tax, for all periods presented.

Items included in the Company’s income from continuing operations for the first quarter of 2014 are listed below:

•	$4.5 million in early retirement program expense at the corporate office (after-tax impact of $2.9 million, or $0.39 per share);

•	$127.7 million gain on the sale of the corporate headquarters building (after-tax impact of $81.8 million, or $11.13 per share); and

•	$5.0 million in non-operating unrealized foreign currency gains (after-tax impact of $3.2 million, or $0.44 per share).
Items included in the Company’s income from continuing operations for the first quarter of 2013 are listed below:

•	$9.4 million in severance and restructuring charges at the education division (after-tax impact of $6.1 million, or $0.85 per share); and

•	$4.6 million in non-operating unrealized foreign currency losses (after-tax impact of $3.0 million, or $0.41 per share).
Revenue for the first quarter of 2014 was $840.6 million, up 2% from $820.6 million in the first quarter of 2013. The Company reported operating income of $79.5 million in the first quarter of 2014, compared to $47.1 million in the first quarter of 2013. Revenues increased at the television broadcasting and cable divisions, while revenues at the education division were flat. Operating results improved in the first quarter at the television broadcasting, cable and education divisions.
Division Results
Education
Education division revenue totaled $526.2 million for the first quarter of 2014, essentially flat compared with revenue of $527.8 million for the first quarter of 2013. Kaplan reported first quarter 2014 operating income of $2.5 million, compared to an operating loss of $4.1 million in the first quarter of 2013. Operating results for the first quarter of 2013 include restructuring costs of $9.4 million.
A summary of Kaplan’s operating results for the first quarter of 2014 compared to 2013 is as follows:

	Three Months Ended
	March 31
(in thousands)	2014	2013	% Change
Revenue
Higher education	$253,779	$271,860	(7)
Test preparation	67,804	68,943	(2)
Kaplan international	202,867	184,813	10
Kaplan corporate	2,014	2,604	(23)
Intersegment elimination	(290)	(405)	—
	$526,174	$527,815	0
Operating Income (Loss)
Higher education	$13,144	$5,101	—
Test preparation	(6,628)	(4,345)	(53)
Kaplan international	10,882	6,397	70
Kaplan corporate	(12,632)	(8,822)	(43)
Amortization of intangible assets	(2,288)	(2,518)	9
Intersegment elimination	44	131	—
	$2,522	$(4,056)	—
Kaplan Higher Education (KHE) includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. KHE also includes the domestic professional training and other continuing education businesses.
In 2012, KHE began implementing plans to close or merge 13 ground campuses, consolidate other facilities and reduce its workforce. In connection with these and other plans, KHE incurred $9.1 million in restructuring costs in the first quarter of 2013, including accelerated depreciation ($3.6 million), severance ($0.9 million), lease obligation losses ($3.7 million) and other items ($0.9 million). At the end of 2013, the KHE campus closures or mergers had been largely completed, though two campuses remain to be closed in the first half of 2014. In April 2014, KHE announced plans to close two additional ground campuses that will be completed by the end of 2015.

In the first quarter of 2014, KHE revenue declined 7% due largely to declines in average enrollments that reflect weaker market demand over the past year, lower average tuition and the impact of closed campuses. KHE operating income increased in the first quarter of 2014 due largely to expense reductions associated with lower enrollments and recent restructuring efforts, as well as significant restructuring costs recorded in the first quarter of 2013.
New student enrollments at KHE increased 7% in the first quarter of 2014 due to growth at Kaplan University, offset by the impact of closed campuses.
Total students at March 31, 2014, were down 2% compared to March 31, 2013, but increased 9% compared to December 31, 2013. Excluding campuses closed or planned for closure, total students at March 31, 2014, were down 1% compared to March 31, 2013, but up 10% compared to December 31, 2013. A summary of student enrollments is as follows:

				Excluding Campuses Closing
	As of			As of
	March 31, 2014	December 31, 2013	March 31, 2013	March 31, 2014	December 31, 2013	March 31, 2013

Kaplan University	47,109	42,816	45,788	47,109	42,816	45,788
Other Campuses	18,842	17,417	21,408	18,309	16,868	20,002
	65,951	60,233	67,196	65,418	59,684	65,790
Kaplan University and Other Campuses’ enrollments at March 31, 2014 and 2013, by degree and certificate programs, are as follows:

	As of March 31
	2014	2013
Certificate	21.6%	22.6%
Associate’s	30.6%	30.1%
Bachelor’s	32.3%	33.5%
Master’s	15.5%	13.8%
	100.0%	100.0%
Kaplan Test Preparation (KTP) includes Kaplan’s standardized test preparation programs. KTP revenue declined 2% for the first quarter of 2014. Enrollment increased 2% for the first quarter of 2014 due to growth in health and bar review programs, offset by declines in graduate programs. KTP operating results declined in the first three months of 2014 due largely to decreased revenues.
Kaplan International includes English-language programs and postsecondary education and professional training businesses largely outside the United States. Kaplan International revenue increased 10% in the first quarter of 2014 due to enrollment growth in the pathways programs, English-language and Singapore higher education programs. Kaplan International operating income improved in the first quarter of 2014 due to improved earnings in the pathways and English-language programs.
Kaplan corporate represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities.
Kaplan continues to evaluate its cost structure and may develop additional restructuring plans in 2014.
Cable
Cable division revenue increased 2% in the first quarter of 2014 to $203.9 million, from $200.1 million for the first quarter of 2013. The revenue increase for the first three months of 2014 is due to growth of the division's Internet and commercial sales revenues, recent rate increases for many subscribers and a reduction in promotional discounts. The increase was partially offset by a 2% decline in total customers and a 4% decline in total PSUs, as the cable division continues to increase its focus on high-value customers and decrease its focus on marginal customers.
Cable division operating income grew 12% in the first quarter of 2014 to $41.2 million, from $36.6 million in the first quarter of 2013. The division’s operating income improved in the first three months of 2014 due to increased revenues and tight cost controls that resulted in a small reduction in overall operating costs.
At March 31, 2014, total customers were down 2% and Primary Service Units (PSUs) were down 4% due to a decline in video subscribers. PSUs include about 6,100 subscribers who receive free basic cable service, primarily local governments, schools and other organizations as required by various franchise agreements. A summary of

PSUs and total customers is as follows:

	As of March 31
	2014	2013
Video	524,563	588,180
High-speed data	484,168	463,726
Telephony	174,876	185,717
Total Primary Service Units (PSUs)	1,183,607	1,237,623
Total Customers	714,010	732,010
Television Broadcasting
Revenue at the television broadcasting division increased 24% to $85.7 million in the first quarter of 2014, from $68.9 million in the same period of 2013; operating income for the first quarter of 2014 was up 52% to $44.4 million, from $29.1 million in the same period of 2013. The increase in revenue and operating income is due to a $3.1 million increase in political advertising revenue, $9.5 million in incremental winter Olympics-related advertising revenue at the Company's NBC affiliates and $4.7 million in increased retransmission revenues.
As discussed above, the television broadcasting operating results exclude WPLG, the Company's Miami-based television station, which has been reclassified to discontinued operations for all periods presented.
Other Businesses
Other businesses includes the operating results of The Slate Group and Foreign Policy Group, which publish online and print magazines and websites; SocialCode, a marketing solutions provider helping companies with marketing on social-media platforms; Celtic Healthcare, a provider of home health and hospice services; Forney, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications, acquired by the Company in August 2013; and Trove, a digital team focused on emerging technologies and new product development.
In April 2014, Celtic Healthcare acquired the assets of VNA-TIP Healthcare of Bridgeton, MO. This acquisition will expand Celtic's home health and hospice service areas from Pennsylvania and Maryland to the Missouri and Illinois region.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office, the pension credit for the Company's traditional defined benefit plan and certain obligations related to prior business dispositions. In the first quarter of 2014, the corporate office implemented a Separation Incentive Program that resulted in early retirement program expense of $4.5 million, which will be funded from the assets of the Company pension plan. Excluding early retirement program expense, the total pension credit for the Company's traditional defined benefit plan was $22.4 million and $9.2 million in the first quarter of 2014 and 2013, respectively.
Equity in Earnings (Losses) of Affiliates
The Company holds a 16.5% interest in Classified Ventures, LLC and interests in several other affiliates.
The Company’s equity in earnings of affiliates, net, was $4.1 million for the first quarter of 2014, compared to $3.4 million for the first quarter of 2013.
On April 1, 2014, the Company received a gross cash distribution of approximately $95 million from Classified Ventures’ sale of apartments.com. In connection with this sale, the Company will record a pre-tax gain of approximately $92 million in the second quarter of 2014.
Other Non-Operating Income (Expense)
The Company recorded total other non-operating income, net, of $133.3 million for the first quarter of 2014, compared to expense of $4.1 million for the first quarter of 2013. The first quarter 2014 non-operating income, net, included a pre-tax $127.7 million gain on the sale of the headquarters building, $5.0 million in unrealized foreign currency gains and other items. The first quarter 2013 non-operating expense, net, included $4.6 million in unrealized foreign currency losses and other items.
Net Interest Expense
The Company incurred net interest expense of $8.2 million for the first quarter of 2014, compared to $8.5 million for the first quarter of 2013. At March 31, 2014, the Company had $452.5 million in borrowings outstanding at an average interest rate of 7.0%.

Provision for Income Taxes
The effective tax rate for income from continuing operations for the first quarter of 2014 was 37.1%, compared to 41.5% for the first quarter of 2013. The higher effective tax rate in 2013 results mostly from losses in Australia for which no tax benefit is recorded.
Discontinued Operations
On April 11, 2014, the Company and Berkshire Hathaway Inc. announced that they have signed an agreement for Berkshire to acquire a wholly-owned subsidiary of the Company that includes WPLG, the Company's Miami-based television station, a number of Berkshire shares currently held by the Company and cash in exchange for approximately 1.6 million shares of Graham Holdings Class B common stock currently owned by Berkshire. The transaction is expected to close in the second or third quarter of 2014. As a result, income from continuing operations excludes WPLG, which has been reclassified to discontinued operations, net of tax, for all periods presented.
The specific number of shares of each company and the amount of cash will be determined on the closing date based on certain factors, including the market prices of the shares of both companies at that time. The transaction is subject to FCC approval and other customary conditions. In addition, there are certain termination rights relating to minimum trading prices of the stock of each company immediately prior to closing and to a minimum value of the television station for purposes of the transaction on the closing date.
Earnings (Loss) Per Share
The calculation of diluted earnings per share for the first quarter of 2014 was based on 7,352,230 weighted average shares outstanding, compared to 7,266,284 for the first quarter of 2013. At March 31, 2014, there were 7,401,499 shares outstanding and the Company had remaining authorization from the Board of Directors to purchase up to 159,219 shares of Class B common stock.
Kaplan Higher Education (KHE) Regulatory Matters
The Department of Education (ED) convened a negotiated rulemaking committee in September 2013 to consider a new gainful employment rule that is expected to go into effect in July 2015. On March 25, 2014, the ED released a final draft regulation. The new proposed regulation requires that each educational program meet certain debt-to-earnings ratios and programmatic level loan cohort default rate metric. Programs that fail one of these proposed metrics multiple years in a row would become ineligible for Title IV aid. The proposed rule also includes revised requirements for program approval, public disclosure on certain outcomes (graduation, placement, repayment rates, and other consumer information) and a “certification” requirement that each program is included in the school’s accreditation grant and has programmatic level accreditation if required for licensure in the occupation. A new final regulation published on or before November 1, 2014, generally would have an effective date of July 1, 2015, although the ultimate effective date is unknown at this time. The Company cannot predict the ultimate timing or substance of gainful employment regulations, nor can the Company fully predict the impact on Kaplan programs or institutions. Moreover, some of the data needed to compute program eligibility under the final draft regulation are not readily accessible; graduate incomes would be compiled by the Social Security Administration. In addition, the continuing eligibility of programs for Title IV funding may be affected by factors beyond Kaplan’s control, such as changes in the actual or deemed income level of its graduates, changes in student borrowing levels, increases in interest rates, changes in the U.S. Federal poverty income level relevant for calculating one of the proposed metrics and other factors. As a result, the ultimate outcome of gainful employment regulation and its impact on Kaplan’s operations is uncertain. The proposed regulation could cause Kaplan to eliminate or limit enrollments in certain educational programs at some or all of its schools, could result in the loss of student access to Title IV programs and could have a material adverse impact on KHE revenues, operating income and cash flows.
Financial Condition: Capital Resources and Liquidity
Acquisitions and Dispositions
Acquisitions.  In the first three months of 2014, the Company acquired one small business included in its education division; the purchase price allocation comprised goodwill on a preliminary basis. In the first three months of 2013, the Company acquired one small business included in other business; the purchase price allocation mostly comprised goodwill and other intangible assets.
On April 1, 2014, Celtic Healthcare acquired VNA-TIP Healthcare, a provider of home health and hospice services in Missouri and Illinois. The operating results of VNA-TIP will be included in other businesses beginning in the second quarter of 2014.

Dispositions. On April 11, 2014, the Company and Berkshire Hathaway Inc. announced that they have signed an agreement for Berkshire to acquire a wholly-owned subsidiary of the Company that includes WPLG, the Company's Miami-based television station, a number of Berkshire shares currently held by the Company and an amount of cash in exchange for approximately 1.6 million shares of Graham Holdings Class B common stock currently owned by Berkshire. The transaction is expected to close in the second or third quarter of 2014.
The specific number of shares of each company and the amount of cash will be determined on the closing date based on certain factors, including the market prices of the shares of both companies at that time. The transaction is subject to FCC approval and other customary conditions. In addition, there are certain termination rights relating to minimum trading prices of the stock of each company immediately prior to closing and to a minimum value of the television station for purposes of the transaction on the closing date.
On October 1, 2013, the Company completed the sale of most of its newspaper publishing businesses. The publishing businesses sold include The Washington Post, Express, The Gazette Newspapers, Southern Maryland Newspapers, Greater Washington Publishing, Fairfax County Times and El Tiempo Latino and related websites (Publishing Subsidiaries).
In March 2013, the Company completed the sale of certain assets of The Herald, a daily and Sunday newspaper headquartered in Everett, WA.
Capital Expenditures
During the first three months of 2014, the Company’s capital expenditures totaled $36.6 million. The Company estimates that its capital expenditures will be in the range of $225 million to $250 million in 2014.
Liquidity
The Company’s borrowings increased by $1.8 million, to $452.5 million at March 31, 2014, as compared to borrowings of $450.8 million at December 31, 2013. At March 31, 2014, the Company had $642.8 million in cash and cash equivalents, compared to $569.7 million at December 31, 2013. Restricted cash at March 31, 2014, totaled $52.0 million, compared to $83.8 million at December 31, 2013. The Company had money market investments of $460.9 million and $431.8 million that are classified as cash, cash equivalents and restricted cash in the Company’s condensed consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, the Company held investments in commercial paper totaling $99.9 million with original maturities over 90 days. The Company did not have any investments in commercial paper at December 31, 2013. For the first quarter of 2014, these investments are presented in the Company's Condensed Consolidated Statements of Cash Flows as net cash used in investing activities.
The Company’s total debt outstanding of $452.5 million at March 31, 2014 included $398.0 million of 7.25% unsecured notes due February 1, 2019, $46.2 million of AUD 50 million borrowing and $8.3 million in other debt.
On March 27, 2014, the Company completed the sale of its headquarters building for approximately $158.0 million.
On April 1, 2014, the Company received a gross cash distribution of approximately $95 million from Classified Ventures' sale of apartments.com.
On April 11, 2014, the Company and Berkshire Hathaway Inc. announced that they have signed an agreement for Berkshire to acquire a wholly-owned subsidiary of the Company that includes WPLG, the Company's Miami-based television station, a number of Berkshire shares currently held by the Company and cash in exchange for approximately 1.6 million shares of Graham Holdings Class B common stock currently owned by Berkshire. The transaction is expected to close in the second or third quarter of 2014.
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
In September 2013, Standard and Poor’s affirmed the Company's “BBB” long-term corporate debt rating and changed the outlook from Negative to Stable. In addition, S&P upgraded the Company’s short-term corporate debt rating from “A-3” to “A-2”. On March 12, 2014, Moody's placed the Company's senior unsecured rating and its Prime-2 commercial paper rating on review for downgrade. The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Baa1	BBB
Short-term	Prime-2	A-2

During the first three months of 2014 and 2013, the Company had average borrowings outstanding of approximately $451.2 million and $516.7 million, respectively, at average annual interest rates of approximately 7.0%. During the first three months of 2014 and 2013, the Company incurred net interest expense of $8.2 million and $8.5 million, respectively.
At March 31, 2014 and December 31, 2013, the Company had working capital of $849.4 million and $768.3 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and to a lesser extent borrowings supported by our Credit Agreement. In management’s opinion, the Company will have sufficient liquidity to meet its various cash needs throughout 2014.
There were no significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company is exposed to market risk in the normal course of its business due primarily to its ownership of marketable equity securities, which are subject to equity price risk; to its borrowing and cash-management activities, which are subject to interest rate risk; and to its foreign business operations, which are subject to foreign exchange rate risk. The Company’s market risk disclosures set forth in its 2013 Annual Report filed on Form 10-K have not otherwise changed significantly.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President-Finance, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits.

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

3.2
Certificate of Amendment, effective November 29, 2013, to the Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s current Report on Form 8-K dated November 29, 2013).

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

101
The following financial information from Graham Holdings Company Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2013, (iii) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: May 6, 2014	/s/ Donald E. Graham
Donald E. Graham, Chairman & Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2014	/s/ Hal S. Jones
Hal S. Jones, Senior Vice President-Finance (Principal Financial Officer)