Form 10-Q
period 2014-06-30
Graham Holdings Co
filed 2014-08-06
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2014
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
Shares outstanding at August 1, 2014:
Class A Common Stock – 1,169,073 Shares
Class B Common Stock – 4,624,280 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30

(in thousands, except per share amounts)	2014	2013	2014	2013
Operating Revenues
Education	$547,181	$548,230	$1,073,355	$1,076,045
Subscriber	187,723	192,273	378,851	379,063
Advertising	82,475	79,898	160,722	149,020
Other	61,249	50,103	106,261	86,968
	878,628	870,504	1,719,189	1,691,096
Operating Costs and Expenses
Operating	398,279	394,841	777,348	771,386
Selling, general and administrative	322,714	319,170	648,351	653,394
Depreciation of property, plant and equipment	52,017	56,879	105,262	115,838
Amortization of intangible assets	3,360	3,313	6,441	7,030
Impairment of intangible assets	7,774	—	7,774	—
	784,144	774,203	1,545,176	1,547,648
Income from Operations	94,484	96,301	174,013	143,448
Equity in earnings of affiliates, net	91,503	3,868	95,555	7,286
Interest income	641	522	1,240	1,032
Interest expense	(8,557)	(9,048)	(17,377)	(18,008)
Other income (expense), net	268,114	(12,858)	401,387	(16,941)
Income from Continuing Operations Before Income Taxes	446,185	78,785	654,818	116,817
Provision for Income Taxes	76,800	31,700	154,200	47,500
Income from Continuing Operations	369,385	47,085	500,618	69,317
Income (Loss) from Discontinued Operations, Net of Tax	380,465	(1,951)	381,537	(18,924)
Net Income	749,850	45,134	882,155	50,393
Net Loss (Income) Attributable to Noncontrolling Interests	499	(253)	718	(350)
Net Income Attributable to Graham Holdings Company	750,349	44,881	882,873	50,043
Redeemable Preferred Stock Dividends	(212)	(206)	(638)	(650)
Net Income Attributable to Graham Holdings Company Common Stockholders	$750,137	$44,675	$882,235	$49,393
Amounts Attributable to Graham Holdings Company Common Stockholders
Income from continuing operations	$369,672	$46,626	$500,698	$68,317
Income (loss) from discontinued operations, net of tax	380,465	(1,951)	381,537	(18,924)
Net income attributable to Graham Holdings Company common stockholders	$750,137	$44,675	$882,235	$49,393
Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic income per common share from continuing operations	$49.68	$6.28	$67.35	$9.21
Basic income (loss) per common share from discontinued operations	51.12	(0.26)	51.30	(2.55)
Basic net income per common share	$100.80	$6.02	$118.65	$6.66
Basic average number of common shares outstanding	7,284	7,229	7,280	7,228
Diluted income per common share from continuing operations	$49.52	$6.28	$67.13	$9.21
Diluted income (loss) per common share from discontinued operations	50.96	(0.26)	51.13	(2.55)
Diluted net income per common share	$100.48	$6.02	$118.26	$6.66
Diluted average number of common shares outstanding	7,363	7,283	7,361	7,276

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2014	2013	2014	2013
Net Income	$749,850	$45,134	$882,155	$50,393
Other Comprehensive (Loss) Income, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	1,920	(3,509)	2,666	(7,700)
Unrealized gains on available-for-sale securities:
Unrealized gains for the period, net	8,667	31,423	36,405	80,501
Reclassification adjustment for realization of (gain) loss on exchange, sale or write-down of available-for-sale securities included in net income	(266,059)	(333)	(265,274)	(884)
	(257,392)	31,090	(228,869)	79,617
Pension and other postretirement plans:
Amortization of net prior service credit included in net income	(102)	(384)	(204)	(821)
Amortization of net actuarial (gain) loss included in net income	(7,425)	2,004	(14,607)	4,321
Settlement gain included in net income	—	—	—	(3,471)
	(7,527)	1,620	(14,811)	29
Cash flow hedge gain	239	214	411	244
Other Comprehensive (Loss) Income, Before Tax	(262,760)	29,415	(240,603)	72,190
Income tax benefit (expense) related to items of other comprehensive (loss) income	105,874	(13,170)	97,308	(31,957)
Other Comprehensive (Loss) Income, Net of Tax	(156,886)	16,245	(143,295)	40,233
Comprehensive Income	592,964	61,379	738,860	90,626
Comprehensive loss (income) attributable to noncontrolling interests	499	(254)	718	(372)
Total Comprehensive Income Attributable to Graham Holdings Company	$593,463	$61,125	$739,578	$90,254

See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$325,023	$569,719
Restricted cash	36,083	83,769
Investments in marketable equity securities and other investments	248,952	522,318
Accounts receivable, net	404,989	428,653
Income taxes receivable	—	17,991
Deferred income taxes	31,689	—
Inventories and contracts in progress	8,922	2,924
Other current assets	79,928	77,013
Total Current Assets	1,135,586	1,702,387
Property, Plant and Equipment, Net	847,970	927,542
Investments in Affiliates	21,006	15,754
Goodwill, Net	1,348,708	1,288,622
Indefinite-Lived Intangible Assets, Net	535,378	541,278
Amortized Intangible Assets, Net	61,732	39,588
Prepaid Pension Cost	1,261,294	1,245,505
Deferred Charges and Other Assets	47,742	50,370
Noncurrent Assets Held for Sale	30,290	—
Total Assets	$5,289,706	$5,811,046

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$429,560	$505,699
Income taxes payable	52,591	—
Deferred income taxes	—	58,411
Deferred revenue	364,892	366,831
Dividends declared	14,983	—
Short-term borrowings	53,740	3,168
Total Current Liabilities	915,766	934,109
Postretirement Benefits Other Than Pensions	35,184	36,219
Accrued Compensation and Related Benefits	210,667	211,526
Other Liabilities	86,893	86,000
Deferred Income Taxes	795,339	778,735
Long-Term Debt	398,202	447,608
Total Liabilities	2,442,051	2,494,197
Redeemable Noncontrolling Interest	4,946	5,896
Redeemable Preferred Stock	10,510	10,665
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	291,464	288,129
Retained earnings	5,612,518	4,782,777
Accumulated other comprehensive income, net of tax
Cumulative foreign currency translation adjustment	27,679	25,013
Unrealized gain on available-for-sale securities	36,342	173,663
Unrealized gain on pensions and other postretirement plans	492,559	501,446
Cash flow hedge	(381)	(628)
Cost of Class B common stock held in treasury	(3,648,308)	(2,490,333)
Total Common Stockholders’ Equity	2,831,873	3,300,067
Noncontrolling Interests	326	221
Total Equity	2,832,199	3,300,288
Total Liabilities and Equity	$5,289,706	$5,811,046

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
(in thousands)	2014	2013
Cash Flows from Operating Activities
Net Income	$882,155	$50,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	106,822	129,848
Amortization of intangible assets	6,441	7,030
Intangible assets impairment charge	7,774	—
Net pension (benefit) expense	(34,433)	8,582
Early retirement program expense	4,490	22,700
Foreign exchange (gain) loss	(7,946)	17,236
Net (gain) loss on sales and disposition of businesses	(358,963)	70
Net gain on disposition or write-downs of marketable equity securities and cost method investments	(266,423)	(696)
Equity in earnings of affiliates, net of certain distributions	(98,555)	(7,277)
Provision for deferred income taxes	3,880	263
Net (gain) loss on sale or write-down of property, plant and equipment	(119,086)	377
Change in assets and liabilities:
Decrease in accounts receivable, net	32,429	29,608
Decrease in accounts payable and accrued liabilities	(89,443)	(58,715)
Decrease in deferred revenue	(6,219)	(13,980)
Increase in income taxes payable	70,580	14,430
Decrease (increase) in other assets and other liabilities, net	54,837	(3,348)
Other	111	990
Net Cash Provided by Operating Activities	188,451	197,511
Cash Flows from Investing Activities
Investments in commercial paper	(199,830)	—
Proceeds from maturities of commercial paper	99,893	—
Net proceeds from sales of businesses, property, plant and equipment and other assets	164,066	5,341
Investments in certain businesses, net of cash acquired	(130,767)	(1,200)
Net distribution from equity affiliate	93,481	—
Purchases of property, plant and equipment	(92,627)	(87,652)
Other	(7,589)	(10,743)
Net Cash Used in Investing Activities	(73,373)	(94,254)
Cash Flows from Financing Activities
Common shares repurchased, including the Berkshire Exchange transaction	(327,718)	(4,196)
Dividends paid	(38,148)	(437)
Repayment of short-term borrowing	—	(240,121)
Purchase of shares from a noncontrolling interest	—	(3,115)
Other	4,023	23,216
Net Cash Used in Financing Activities	(361,843)	(224,653)
Effect of Currency Exchange Rate Change	2,069	(4,468)
Net Decrease in Cash and Cash Equivalents	(244,696)	(125,864)
Beginning Cash and Cash Equivalents	569,719	512,431
Ending Cash and Cash Equivalents	$325,023	$386,567

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS
Graham Holdings Company (the Company), is a diversified education and media company. The Company’s Kaplan subsidiary provides a wide variety of educational services, both domestically and outside the United States. The Company’s media operations comprise the ownership and operation of cable systems and television broadcasting (through the ownership and operation of five television broadcast stations).
On April 11, 2014, the Company announced that it had entered into an exchange agreement that would result in the disposal of WPLG, its Miami-based television station. On June 30, 2014, the Company completed the exchange. The operating results of WPLG have been presented in income (loss) from discontinued operations, net of tax, for all periods presented.
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and six months ended June 30, 2014 and 2013 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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
In May 2014, the FASB issued comprehensive new guidance that supersedes all existing revenue recognition guidance. The new guidance requires revenue to be recognized when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The new guidance also significantly expands the disclosure requirements for revenue recognition. This guidance is effective for interim and fiscal years beginning after December 15, 2016. Early adoption is not permitted. The standard permits two implementation approaches, one requiring retrospective application of the new guidance with a restatement of prior years and one requiring prospective application of the new guidance with disclosure of results under the old guidance. The Company is in the process of evaluating the impact of this new guidance on its condensed consolidated financial statements, and believes such evaluation will extend over several future periods due to the significance of the changes to the Company's policies and business processes.
2. DISCONTINUED OPERATIONS
On June 30, 2014, the Company and Berkshire Hathaway Inc. completed a transaction, as described in Note 4, in which Berkshire acquired a wholly-owned subsidiary of the Company that included, among other things, WPLG, a Miami-based television station; a $375.0 million gain from the WPLG sale was recorded in the second quarter of 2014.
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
The summarized income (loss) from discontinued operations, net of tax, is presented below:

	Three Months Ended June 30		Six Months Ended June 30

(in thousands)	2014	2013	2014	2013
Operating revenues	$20,907	$151,347	$37,181	$293,321
Operating costs and expenses	(12,568)	(154,598)	(22,701)	(322,675)
Income (loss) from discontinued operations	8,339	(3,251)	14,480	(29,354)
Provision (benefit) from income taxes	2,913	(1,300)	4,939	(10,476)
Net Income (Loss) from Discontinued Operations	5,426	(1,951)	9,541	(18,878)
Gain (loss) on sales of discontinued operations	358,964	—	354,227	(70)
Benefit from income taxes on sales of discontinued operations	(16,075)	—	(17,769)	(24)
Income (Loss) from Discontinued Operations, Net of Tax	$380,465	$(1,951)	$381,537	$(18,924)
3. INVESTMENTS
Investments in marketable equity securities comprised the following:

	As of
	June 30, 2014	December 31, 2013
(in thousands)
Total cost	$56,967	$197,718
Net unrealized gains	60,569	289,438
Total Fair Value	$117,536	$487,156
On June 30, 2014, the Company completed a transaction with Berkshire Hathaway, as described in Note 4, that included the exchange of 2,107 Class A Berkshire shares and 1,278 Class B Berkshire shares owned by the Company; a $266.7 million gain was recorded.
In the first quarter of 2014, the Company recorded a $0.5 million write-down of the Company's investment in Corinthian Colleges, Inc., a publicly traded company. In the second quarter of 2014, the Company sold its remaining investment in Corinthian Colleges, Inc. During the first six months of 2014, the proceeds from the sale of these marketable securities were $5.8 million and net realized losses were $2.6 million.

There were no new investments in marketable equity securities during the first six months of 2014 and 2013. During the first six months of 2013, the proceeds from sales of marketable securities were $3.6 million, and net realized gains on such sales were $0.9 million.
As of June 30, 2014, the Company held investments in commercial paper totaling $99.9 million with original maturities of 91 to 180 days. These investments are included in Investments in marketable equity securities and other investments in the Condensed Consolidated Balance Sheets.
On April 1, 2014, the Company received a gross cash distribution of $95.0 million from Classified Ventures' sale of apartments.com. In connection with this sale, the Company recorded a pre-tax gain of $90.9 million in the second quarter of 2014.
On August 4, 2014, the Company and its partners entered into an agreement to sell their stake in Classified Ventures to Gannett Co., Inc. for a price that values Classified Ventures at $2.5 billion. Gannett currently owns a 27% share of Classified Ventures; the Company owns a 16.5% interest in Classified Ventures. The transaction is expected to close before the end of 2014, subject to regulatory review.
4. ACQUISITIONS, DISPOSITIONS AND EXCHANGES
Acquisitions.  In the first six months of 2014, the Company acquired six businesses included in other businesses and in its education division totaling $133.5 million; the purchase price allocation comprised goodwill, other intangible assets, property, plant and equipment, and other current assets on a preliminary basis. In the first six months of 2013, the Company acquired two small businesses included in other businesses; the purchase price allocation mostly comprised goodwill and other intangible assets.
On April 1, 2014, Celtic Healthcare acquired VNA-TIP Healthcare, a provider of home health and hospice services in Missouri and Illinois. On May 30, 2014, the Company completed its acquisition of Joyce/Dayton Corp., a Dayton, OH-based manufacturer of screw jacks and other linear motion systems. The operating results of VNA-TIP and Joyce are included in other businesses.
In the second quarter of 2013, Kaplan purchased the remaining 15% noncontrolling interest in Kaplan China; this additional interest was accounted for as an equity transaction.
On July 3, 2014, the Company completed its acquisition of an 80% interest in Residential Healthcare Group, Inc., the parent company of Residential Home Health and Residential Hospice, leading providers of skilled home health care and hospice services in Michigan and Illinois. The operating results of Residential will be included in other businesses beginning in the third quarter of 2014.
Dispositions. On October 1, 2013, the Company completed the sale of most of its newspaper publishing businesses. The publishing businesses sold include The Washington Post, Express, The Gazette Newspapers, Southern Maryland Newspapers, Greater Washington Publishing, Fairfax County Times and El Tiempo Latino and related websites (Publishing Subsidiaries).
In March 2013, the Company completed the sale of certain assets of The Herald, a daily and Sunday newspaper headquartered in Everett, WA.
Exchanges. On June 30, 2014, the Company and Berkshire Hathaway Inc. completed a previously announced transaction in which Berkshire acquired a wholly-owned subsidiary of the Company that included, among other things, WPLG, a Miami-based television station, 2,107 Class A Berkshire shares and 1,278 Class B Berkshire shares owned by Graham Holdings and $327.7 million in cash, in exchange for 1,620,190 shares of Graham Holdings Class B common stock owned by Berkshire Hathaway (Berkshire exchange transaction). As a result, income from continuing operations for the second quarter of 2014 includes a $266.7 million gain from the sale of the Berkshire Hathaway shares, and income from discontinued operations for the second quarter of 2014 includes a $375.0 million gain from the WPLG exchange.
The pre-tax gain of $266.7 million related to the disposition of the Berkshire shares was not subject to income tax as the Berkshire exchange transaction qualifies as a tax-free distribution. The lower effective tax rate for income from continuing operations for the first six months of 2014 of 23.5% primarily resulted from this tax-free transaction.
As discussed above, this exchange transaction includes significant noncash investing and financing activities. On the date of exchange, the fair value of the Berkshire Class A and B shares was $400.3 million and the fair value of WPLG was determined to be $438.0 million. In total, the Company recorded an increase in treasury stock of $1,165.4 million in the second quarter of 2014 in connection with the Berkshire exchange transaction.
Consequently, the Company’s income from continuing operations excludes these sold or exchanged businesses, which have been reclassified to discontinued operations, net of tax (see Note 2).

5. GOODWILL AND OTHER INTANGIBLE ASSETS
In the second quarter of 2014, as a result of regulatory changes impacting Kaplan's operations in China, Kaplan recorded an intangible asset impairment charge of$7.8 million. The Company estimated the fair value of the student and customer relationships using an income approach.
Amortization of intangible assets for the three months ended June 30, 2014 and 2013 was $3.4 million and $3.3 million, respectively. Amortization of intangible assets for the six months ended June 30, 2014 and 2013 was $6.4 million and $7.0 million, respectively. Amortization of intangible assets is estimated to be approximately $7 million for the remainder of 2014, $13 million in 2015, $12 million in 2016, $8 million in 2017, $8 million in 2018, $7 million in 2019 and $7 million thereafter.
In July 2014, the cable division sold wireless spectrum licenses that were purchased in 2006; an estimated pre-tax gain of $75 million will be reported in the third quarter of 2014 in connection with these sales. The licenses are classified as assets held for sale at June 30, 2014.
The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Cable	Television Broadcasting	Other Businesses	Total
Balance as of December 31, 2013
Goodwill	$1,073,433	$85,488	$203,165	$34,877	$1,396,963
Accumulated impairment losses	(102,259)	—	—	(6,082)	(108,341)
	971,174	85,488	203,165	28,795	1,288,622
Acquisitions	14,901	—	—	67,889	82,790
Dispositions	—	—	(37,661)	—	(37,661)
Foreign currency exchange rate changes	14,957	—	—	—	14,957
Balance as of June 30, 2014
Goodwill	1,103,291	85,488	165,504	102,766	1,457,049
Accumulated impairment losses	(102,259)	—	—	(6,082)	(108,341)
	$1,001,032	$85,488	$165,504	$96,684	$1,348,708
The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Higher Education	Test Preparation	Kaplan International	Total
Balance as of December 31, 2013
Goodwill	$409,016	$152,187	$512,230	$1,073,433
Accumulated impairment losses	—	(102,259)	—	(102,259)
	409,016	49,928	512,230	971,174
Acquisitions	2,186	12,715	—	14,901
Foreign currency exchange rate changes	7	—	14,950	14,957
Balance as of June 30, 2014
Goodwill	411,209	164,902	527,180	1,103,291
Accumulated impairment losses	—	(102,259)	—	(102,259)
	$411,209	$62,643	$527,180	$1,001,032
Other intangible assets consist of the following:

		As of June 30, 2014			As of December 31, 2013
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Noncompete agreements	2–5 years	$13,943	$12,896	$1,047	$13,540	$12,622	$918
Student and customer relationships	2–10 years	93,064	43,827	49,237	72,050	45,718	26,332
Databases and technology	3–5 years	12,229	7,906	4,323	10,790	6,991	3,799
Trade names and trademarks	2–10 years	22,672	17,433	5,239	22,327	16,052	6,275
Other	1–25 years	9,891	8,005	1,886	9,836	7,572	2,264
		$151,799	$90,067	$61,732	$128,543	$88,955	$39,588
Indefinite-Lived Intangible Assets
Franchise agreements		$496,321			$496,321
Wireless licenses		—			22,150
Licensure and accreditation		7,321			7,171
Other		31,736			15,636
		$535,378			$541,278

6. DEBT
The Company’s borrowings consist of the following:

	As of
	June 30, 2014	December 31, 2013
(in thousands)
7.25% unsecured notes due February 1, 2019	$398,101	$397,893
AUD Revolving credit borrowing	47,070	44,625
Other indebtedness	6,771	8,258
Total Debt	451,942	450,776
Less: current portion	(53,740)	(3,168)
Total Long-Term Debt	$398,202	$447,608
The Company’s other indebtedness at June 30, 2014 and December 31, 2013 is at interest rates from 0% to 6% and matures from 2014 to 2017.
During the three months ended June 30, 2014 and 2013, the Company had average borrowings outstanding of approximately $452.5 million and $454.1 million, respectively, at average annual interest rates of approximately 7.0%. During the three months ended June 30, 2014 and 2013, the Company incurred net interest expense of $7.9 million and $8.5 million, respectively.
During the six months ended June 30, 2014 and 2013, the Company had average borrowings outstanding of approximately $451.8 million and $489.5 million, respectively, at average annual interest rates of approximately 7.0%. During the six months ended June 30, 2014 and 2013, the Company incurred net interest expense of $16.1 million and $17.0 million, respectively.
At June 30, 2014, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $470.1 million, compared with the carrying amount of $398.1 million. At December 31, 2013, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $475.2 million, compared with the carrying amount of $397.9 million. The carrying value of the Company’s other unsecured debt at June 30, 2014 approximates fair value.
7. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of June 30, 2014
(in thousands)	Level 1	Level 2	Total
Assets
Money market investments (1)	$—	$136,751	$136,751
Marketable equity securities (2)	117,536	—	117,536
Commercial paper (3)	124,927	—	124,927
Other current investments (4)	8,215	23,265	31,480
Total Financial Assets	$250,678	$160,016	$410,694
Liabilities
Deferred compensation plan liabilities (5)	$—	$65,914	$65,914
7.25% unsecured notes (6)	—	470,080	470,080
AUD revolving credit borrowing (6)	—	47,070	47,070
Interest rate swap (7)	—	636	636
Total Financial Liabilities	$—	$583,700	$583,700
____________

(1)	The Company’s money market investments are included in cash, cash equivalents and restricted cash.

(2)	The Company’s investments in marketable equity securities are classified as available-for-sale.

(3)
The Company's commercial paper investments with original maturities of 90 days or less are included in cash and cash equivalents; commercial paper investments with original maturities greater than 90 days, but less than one year, are included in investments in marketable equity securities and other investments.

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

In the second quarter of 2014, the Company recorded an intangible asset impairment charge of $7.8 million (see Note 5). The remeasurement of the intangible assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value.
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
The following reflects the Company's income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per share amounts)	2014	2013	2014	2013
Numerator:
Numerator for basic earnings per share:
Income from continuing operations attributable to Graham Holdings Company common stockholders	$369,672	$46,626	$500,698	$68,317
Less: Dividends-common stock outstanding and unvested restricted shares	(14,819)	—	(52,494)	—
Undistributed earnings	354,853	46,626	448,204	68,317
Percent allocated to common stockholders	97.88%	97.40%	97.88%	97.40%
	347,342	45,415	438,716	66,543
Add: Dividends-common stock outstanding	14,506	—	51,556	—
Numerator for basic earnings per share	$361,848	$45,415	$490,272	$66,543
Add: Additional undistributed earnings due to dilutive stock options	31	1	40	1
Numerator for diluted earnings per share	$361,879	$45,416	$490,312	$66,544
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	7,284	7,229	7,280	7,228
Add: Effect of dilutive stock options	24	4	24	3
Denominator for diluted earnings per share	7,308	7,233	7,304	7,231
Graham Holdings Company Common Stockholders:
Basic earnings per share from continuing operations	$49.68	$6.28	$67.35	$9.21
Diluted earnings per share from continuing operations	$49.52	$6.28	$67.13	$9.21

Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2014	2013	2014	2013
Weighted average restricted stock	55	50	57	45
The diluted earnings per share amounts for the three and six months ended June 30, 2014 exclude the effects of 5,000 stock options outstanding as their inclusion would have been antidilutive. The diluted earnings per share amounts for the three and six months ended June 30, 2013 exclude the effects of 63,000 and 63,750 stock options outstanding, respectively, as their inclusion would have been antidilutive. The diluted earnings per share amounts for the three and six months ended June 30, 2014 exclude the effects of 5,550 restricted stock awards as their inclusion would have been antidilutive. The diluted earnings per share amounts for the three and six months ended June 30, 2013 exclude the effects of 51,300 restricted stock awards, as their inclusion would have been antidilutive.
In the three and six months ended June 30, 2014, the Company declared regular dividends totaling $2.55 and $7.65 per share, respectively. No dividends were paid in 2013.
9. PENSION AND POSTRETIREMENT PLANS
Defined Benefit Plans. The total (benefit) cost arising from the Company’s defined benefit pension plans, including a portion included in discontinued operations, consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2014	2013	2014	2013
Service cost	$6,976	$12,710	$14,513	$26,075
Interest cost	12,894	14,243	25,976	28,534
Expected return on assets	(30,504)	(25,467)	(60,767)	(51,789)
Amortization of prior service cost	82	909	164	1,818
Recognized actuarial (gain) loss	(7,281)	1,797	(14,319)	3,944
Net Periodic (Benefit) Cost	(17,833)	4,192	(34,433)	8,582
Early retirement programs expense	—	8,442	4,490	22,700
Total (Benefit) Cost	$(17,833)	$12,634	$(29,943)	$31,282
For the three and six months ended June 30, 2014, the net periodic benefit for the Company's pension plans, as reported above, includes costs of $0.1 million and $0.2 million, respectively, reported in discontinued operations. For the three and six months ended June 30, 2013, the net periodic cost for the Company's pension plans, as reported above, includes costs of $6.8 million and $13.9 million, respectively, reported in discontinued operations. The early retirement programs expense for the three and six months ended June 30, 2013 is included in discontinued operations.
In the first quarter of 2014, the Company recorded $4.5 million related to a Separation Incentive Program for certain Corporate employees, which will be funded from the assets of the Company's pension plan. In June 2014, the Company announced that a Voluntary Retirement Incentive Program was offered to certain Corporate employees; the related expense will be recorded in the third quarter of 2014.
The Company announced a Voluntary Retirement Incentive Program in February 2013, which was offered to certain employees of the Washington Post newspaper. The total early retirement program expense for this program for the six months ended June 30, 2013 was $20.4 million. Of this amount, $12.0 million was recorded in the first quarter of 2013 and $8.4 million was recorded in the second quarter of 2013. In addition, the Washington Post newspaper recorded $2.3 million in special separation benefits for a group of employees in the first quarter of 2013. The early retirement program expense and special separation benefits for these programs were funded from the assets of the Company’s pension plan and are included in discontinued operations, net of tax.
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP), including a portion included in discontinued operations, consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2014	2013	2014	2013
Service cost	$373	$430	$746	$859
Interest cost	1,086	1,023	2,171	2,046
Amortization of prior service cost	11	13	23	27
Recognized actuarial loss	375	711	750	1,422
Net Periodic Cost	$1,845	$2,177	$3,690	$4,354

For the three and six months ended June 30, 2014, the net periodic cost for the Company's SERP, as reported above, includes costs of $0.1 million and $0.2 million, respectively, reported in discontinued operations. For the three and six months ended June 30, 2013, the net periodic cost for the Company's SERP, as reported above, includes costs of $0.3 million and $0.6 million, respectively, reported in discontinued operations.
Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plan were allocated as follows:

	As of
	June 30, 2014	December 31, 2013

U.S. equities	59%	58%
U.S. fixed income	11%	12%
International equities	30%	30%
	100%	100%
Essentially all of the assets are actively managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both of these managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval by the Plan administrator. As of June 30, 2014, the managers can invest no more than 24% of the assets in international stocks, at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities. None of the assets is managed internally by the Company.
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of June 30, 2014. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At June 30, 2014 and December 31, 2013, the pension plan held common stock in one investment that exceeded 10% of total plan assets. This investment was valued at $410.5 million and $382.1 million at June 30, 2014 and December 31, 2013, respectively, or approximately 17% and 16%, respectively, of total plan assets. Assets also included $222.5 million and $208.4 million of Berkshire Hathaway common stock at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014 and December 31, 2013, the pension plan held investments in one foreign country that exceeded 10% of total plan assets. These investments were valued at $429.3 million and $398.9 million at June 30, 2014 and December 31, 2013, respectively, or approximately 18% and 17%, respectively, of total plan assets.
Other Postretirement Plans. The total cost (benefit) arising from the Company’s other postretirement plans, including a portion included in discontinued operations, consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2014	2013	2014	2013
Service cost	$375	$728	$750	$1,455
Interest cost	362	507	724	1,017
Amortization of prior service credit	(195)	(1,306)	(391)	(2,666)
Recognized actuarial gain	(519)	(504)	(1,038)	(1,045)
Net Periodic Cost (Benefit)	23	(575)	45	(1,239)
Settlement gain	—	—	—	(3,471)
Total Cost (Benefit)	$23	$(575)	$45	$(4,710)
For the three and six months ended June 30, 2013, the net periodic benefit, as reported above, includes a benefit of $0.8 million and $1.4 million, respectively, included in discontinued operations. As part of the sale of The Herald, changes were made with respect to its postretirement medical plan, resulting in a $3.5 million settlement gain that is included in discontinued operations, net of tax, for the first quarter of 2013.

10. OTHER NON-OPERATING INCOME (EXPENSE)
A summary of non-operating income (expense) is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2014	2013	2014	2013
Gain on Berkshire marketable equity securities exchange	$266,733	$—	$266,733	$—
Gain on sale of headquarters building	—	—	127,670	—
Foreign currency gain (loss), net	2,909	(12,622)	7,946	(17,236)
(Losses) gains on sales or write-downs of marketable equity securities	(2,259)	337	(3,044)	879
Other, net	731	(573)	2,082	(584)
Total Other Non-Operating Income (Expense)	$268,114	$(12,858)	$401,387	$(16,941)
On June 30, 2014, the Company completed a transaction with Berkshire Hathaway, as described in Note 4 that included the exchange of 2,107 Class A Berkshire shares and 1,278 Class B Berkshire shares owned by the Company; a $266.7 million gain was recorded.
On March 27, 2014, the Company completed the sale of its headquarters building for approximately $158 million. In connection with the sale, the Company recorded a $127.7 million pre-tax gain in the first quarter of 2014. The headquarters building is used primarily by The Washington Post newspaper, which was sold by the Company in October 2013.
11. ACCUMULATED OTHER COMPREHENSIVE INCOME
The other comprehensive (loss) income consists of the following components:

	Three Months Ended June 30
	2014			2013
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$1,920	$—	$1,920	$(3,509)	$—	$(3,509)
Unrealized gains on available-for-sale securities:
Unrealized gains for the period, net	8,667	(3,466)	5,201	31,423	(12,569)	18,854
Reclassification adjustment for realization of (gain) loss on exchange, sale or write-down of available-for-sale securities included in net income	(266,059)	106,424	(159,635)	(333)	133	(200)
	(257,392)	102,958	(154,434)	31,090	(12,436)	18,654
Pension and other postretirement plans:
Amortization of net prior service credit included in net income	(102)	41	(61)	(384)	153	(231)
Amortization of net actuarial (gain) loss included in net income	(7,425)	2,970	(4,455)	2,004	(801)	1,203
	(7,527)	3,011	(4,516)	1,620	(648)	972
Cash flow hedge:
Gain for the period	239	(95)	144	214	(86)	128
Other Comprehensive (Loss) Income	$(262,760)	$105,874	$(156,886)	$29,415	$(13,170)	$16,245

	Six Months Ended June 30
	2014			2013
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$2,666	$—	$2,666	$(7,700)	$—	$(7,700)
Unrealized gains on available-for-sale securities:
Unrealized gains for the period, net	36,405	(14,562)	21,843	80,501	(32,200)	48,301
Reclassification adjustment for realization of (gain) loss on exchange, sale or write-down of available-for-sale securities included in net income	(265,274)	106,110	(159,164)	(884)	353	(531)
	(228,869)	91,548	(137,321)	79,617	(31,847)	47,770
Pension and other postretirement plans:
Amortization of net prior service credit included in net income	(204)	81	(123)	(821)	328	(493)
Amortization of net actuarial (gain) loss included in net income	(14,607)	5,843	(8,764)	4,321	(1,728)	2,593
Settlement gain included in net income	—	—	—	(3,471)	1,388	(2,083)
	(14,811)	5,924	(8,887)	29	(12)	17
Cash flow hedge:
Gain for the period	411	(164)	247	244	(98)	146
Other Comprehensive (Loss) Income	$(240,603)	$97,308	$(143,295)	$72,190	$(31,957)	$40,233
The accumulated balances related to each component of other comprehensive income are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Available-for- Sale Securities	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedge	Accumulated Other Comprehensive Income
Balance as of December 31, 2013	$25,013	$173,663	$501,446	$(628)	$699,494
Other comprehensive income (loss) before reclassifications	2,666	21,843	—	(10)	24,499
Net amount reclassified from accumulated other comprehensive income	—	(159,164)	(8,887)	257	(167,794)
Other comprehensive income, net of tax	2,666	(137,321)	(8,887)	247	(143,295)
Balance as of June 30, 2014	$27,679	$36,342	$492,559	$(381)	$556,199
The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income are as follows:

	Three Months Ended June 30		Six Months Ended June 30		Affected Line Item in the Condensed Consolidated Statement of Operations

(in thousands)	2014	2013	2014	2013
Unrealized Gains on Available-for-sale Securities:
Realized (gain) loss for the period	$(266,059)	$(333)	$(265,274)	$(884)	Other income (expense), net
	106,424	133	106,110	353	(1)
	(159,635)	(200)	(159,164)	(531)	Net of Tax
Pension and Other Postretirement Plans:
Amortization of net prior service credit	(102)	(384)	(204)	(821)	(2)
Amortization of net actuarial (gain) loss	(7,425)	2,004	(14,607)	4,321	(2)
Settlement gain	—	—	—	(3,471)	(2)
	(7,527)	1,620	(14,811)	29	Before tax
	3,011	(648)	5,924	(12)	Provision for Income Taxes
	(4,516)	972	(8,887)	17	Net of Tax
Cash Flow Hedge
	216	197	428	383	Interest expense
	(86)	(79)	(171)	(153)	Provision for Income Taxes
	130	118	257	230	Net of Tax
Total reclassification for the period	$(164,021)	$890	$(167,794)	$(284)	Net of Tax
____________

(1)
Benefits of $0.9 million and $1.2 million were recorded in Provision for Income Taxes related to the realized loss for the three and six months ended June 30, 2014, respectively. The remaining $107.3 million for the three and six months ended June 30, 2014, relates to the reversal of income taxes previously recorded on the unrealized gain of the Company’s investment in Berkshire Hathaway Inc. marketable equity securities as part of the Berkshire exchange transaction (see Note 4). The amounts for the three and six months ended June 30, 2013 were recorded in Provision for Income Taxes.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement plan cost (see Note 9).

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
Television Broadcasting. In June 2014, the Company completed the sale of WPLG, a television station serving the Miami market. WPLG results are included in discontinued operations, net of tax, for all periods presented. The television broadcasting segment operating results have been restated to reflect this change.

The following table summarizes financial information related to each of the Company’s business segments:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2014	2013	2014	2013
Operating Revenues
Education	$547,181	$548,230	$1,073,355	$1,076,045
Cable	200,829	204,550	404,750	404,688
Television broadcasting	88,297	80,228	173,948	149,130
Other businesses	42,351	37,572	67,264	61,386
Corporate office	—	—	—	—
Intersegment elimination	(30)	(76)	(128)	(153)
	$878,628	$870,504	$1,719,189	$1,691,096
Income (Loss) From Operations
Education	$10,561	$23,726	$13,083	$19,670
Cable	46,780	44,710	87,942	81,323
Television broadcasting	44,088	39,235	88,474	68,346
Other businesses	(6,995)	(5,968)	(17,742)	(14,510)
Corporate office	50	(5,402)	2,256	(11,381)
	$94,484	$96,301	$174,013	$143,448
Equity in Earnings of Affiliates, Net	91,503	3,868	95,555	7,286
Interest Expense, Net	(7,916)	(8,526)	(16,137)	(16,976)
Other Income (Expense), Net	268,114	(12,858)	401,387	(16,941)
Income from Continuing Operations Before Income Taxes	$446,185	$78,785	$654,818	$116,817
Depreciation of Property, Plant and Equipment
Education	$15,400	$20,064	$31,844	$42,652
Cable	33,788	33,964	67,575	67,697
Television broadcasting	2,039	2,214	4,033	4,423
Other businesses	780	577	1,300	1,006
Corporate office	10	60	510	60
	$52,017	$56,879	$105,262	$115,838
Amortization and Impairment of Intangible Assets
Education	$9,937	$2,363	$12,225	$4,881
Cable	59	57	94	107
Television broadcasting	—	—	—	—
Other businesses	1,138	893	1,896	2,042
Corporate office	—	—	—	—
	$11,134	$3,313	$14,215	$7,030
Net Pension (Credit) Expense
Education	$3,566	$4,231	$7,709	$8,337
Cable	888	913	1,752	1,795
Television broadcasting	358	1,250	678	2,594
Other businesses	202	134	366	250
Corporate office	(22,933)	(9,129)	(40,612)	(18,250)
	$(17,919)	$(2,601)	$(30,107)	$(5,274)
Asset information for the Company’s business segments are as follows:

	As of
(in thousands)	June 30, 2014	December 31, 2013
Identifiable Assets
Education	$1,743,192	$1,921,037
Cable television	1,184,320	1,215,320
Television broadcasting	310,948	383,251
Other businesses	311,147	171,539
Corporate office	309,973	371,484
	$3,859,580	$4,062,631
Investments in Marketable Equity Securities	117,536	487,156
Investments in Affiliates	21,006	15,754
Prepaid Pension Cost	1,261,294	1,245,505
Assets Held for Sale	30,290	—
Total Assets	$5,289,706	$5,811,046

The Company’s education division comprises the following operating segments:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2014	2013	2014	2013
Operating Revenues
Higher education	$251,936	$273,092	$505,715	$544,952
Test preparation	81,098	85,690	148,902	154,633
Kaplan international	213,262	187,968	416,129	372,781
Kaplan corporate and other	1,385	1,669	3,399	4,273
Intersegment elimination	(500)	(189)	(790)	(594)
	$547,181	$548,230	$1,073,355	$1,076,045
Income (Loss) from Operations
Higher education	$20,952	$22,534	$34,096	$27,635
Test preparation	(3,904)	7,831	(10,532)	3,486
Kaplan international	17,960	6,490	28,842	12,887
Kaplan corporate and other	(24,539)	(13,223)	(39,459)	(24,563)
Intersegment elimination	92	94	136	225
	$10,561	$23,726	$13,083	$19,670
Depreciation of Property, Plant and Equipment
Higher education	$7,080	$10,741	$14,820	$24,180
Test preparation	3,072	4,866	6,856	9,624
Kaplan international	4,944	4,116	9,652	8,112
Kaplan corporate and other	304	341	516	736
	$15,400	$20,064	$31,844	$42,652
Amortization of Intangible Assets	$2,163	$2,363	$4,451	$4,881
Impairment of Intangible Assets	$7,774	$—	$7,774	$—
Pension Expense
Higher education	$2,629	$2,807	$5,257	$5,614
Test preparation	722	641	1,444	1,281
Kaplan international	89	87	178	174
Kaplan corporate and other	126	696	830	1,268
	$3,566	$4,231	$7,709	$8,337
Identifiable assets for the Company’s education division consist of the following:

	As of
(in thousands)	June 30, 2014	December 31, 2013
Identifiable assets
Higher education	$633,040	$859,208
Test preparation	178,361	173,435
Kaplan international	888,559	864,507
Kaplan corporate and other	43,232	23,887
	$1,743,192	$1,921,037

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported income from continuing operations attributable to common shares of $369.7 million ($49.52 per share) for the second quarter of 2014, compared to $46.6 million ($6.28 per share) for the second quarter of 2013. Net income attributable to common shares was $750.1 million ($100.48 per share) for the second quarter ended June 30, 2014, compared to $44.7 million ($6.02 per share) for the second quarter of last year. Net income includes $380.5 million ($50.96 per share) in income and $2.0 million ($0.26 per share) in losses from discontinued operations for the second quarter of 2014 and 2013, respectively. (Refer to “Discontinued Operations” discussion below.)
On June 30, 2014, the Company and Berkshire Hathaway Inc. completed a previously announced transaction in which Berkshire acquired a wholly-owned subsidiary of the Company that included, among other things, WPLG, a Miami-based television station, 2,107 Class A Berkshire shares and 1,278 Class B Berkshire shares owned by

Graham Holdings and $327.7 million in cash, in exchange for 1,620,190 shares of Graham Holdings Class B common stock owned by Berkshire Hathaway (Berkshire exchange transaction). As a result, income from continuing operations for the second quarter of 2014 includes a $266.7 million gain from the exchange of the Berkshire Hathaway shares, and income from discontinued operations for the second quarter of 2014 includes a $375.0 million gain from the WPLG exchange. Also, income from continuing operations excludes the operating results of WPLG, which have been reclassified to discontinued operations, net of tax, for all periods presented.
Items included in the Company’s income from continuing operations for the second quarter of 2014 are listed below:

•	$10.5 million in restructuring charges and software asset write-offs at the education division (after-tax impact of $6.7 million, or $0.90 per share);

•	a $7.8 million noncash intangible asset impairment charge at the education division (after-tax impact of $5.0 million, or $0.67 per share);

•	$90.9 million gain from the Classified Ventures’ sale of apartments.com (after-tax impact of $58.2 million, or $7.80 per share);

•	$266.7 million gain from the Berkshire exchange transaction (after-tax impact of $266.7 million, or $35.73 per share); and

•	$2.9 million in non-operating unrealized foreign currency gains (after-tax impact of $1.9 million, or $0.25 per share).
Items included in the Company’s income from continuing operations for the second quarter of 2013 are listed below:

•	$4.9 million in restructuring charges at the education division (after-tax impact of $3.9 million, or $0.54 per share); and

•	$12.6 million in non-operating unrealized foreign currency losses (after-tax impact of $8.1 million, or $1.11 per share).
Revenue for the second quarter of 2014 was $878.6 million, up 1% from $870.5 million in the second quarter of 2013. The Company reported operating income of $94.5 million in the second quarter of 2014, compared to $96.3 million in the second quarter of 2013. Revenues increased at the television broadcasting division and in other businesses, declined at the cable division and were flat at the education division. Operating results were down in the second quarter of 2014 due to declines at the education division and in other businesses, offset by improvements at the television broadcasting and cable divisions.
For the first six months of 2014, the Company reported income from continuing operations attributable to common shares of $500.7 million ($67.13 per share), compared to $68.3 million ($9.21 per share) for the first six months of 2013. Net income attributable to common shares was $882.2 million ($118.26 per share) for the first six months of 2013, compared to $49.4 million ($6.66 per share) for the same period of 2013. Net income includes $381.5 million ($51.13 per share) in income and $18.9 million ($2.55 per share) in losses from discontinued operations for the first six months of 2014 and 2013, respectively. (Refer to “Discontinued Operations” discussion below.)
Items included in the Company’s income from continuing operations for the first six months of 2014 are listed below:

•
$15.0 million in early retirement program expense, restructuring charges and software asset write-offs at the education division and the corporate office (after-tax impact of $9.6 million, or $1.29 per share);

•	a $7.8 million noncash intangible asset impairment charge at the education division (after-tax impact of $5.0 million, or $0.67 per share);

•	$90.9 million gain from the Classified Ventures’ sale of apartments.com (after-tax impact of $58.2 million, or $7.80 per share);

•	$266.7 million gain from the Berkshire exchange transaction (after-tax impact of $266.7 million, or $35.73 per share);

•	$127.7 million gain on the sale of the corporate headquarters building (after-tax impact of $81.8 million, or $11.13 per share); and

•	$7.9 million in non-operating unrealized foreign currency gains (after-tax impact of $5.1 million, or $0.69 per share).

Items included in the Company’s income from continuing operations for the first six months of 2013 are listed below:

•	$14.3 million in restructuring charges at the education division (after-tax impact of $10.1 million, or $1.39 per share); and

•	$17.2 million in non-operating unrealized foreign currency losses (after-tax impact of $11.0 million, or $1.52 per share).
Revenue for the first six months of 2014 was $1,719.2 million, up 2% from $1,691.1 million in the first six months of 2013. Revenues increased at the television broadcasting division and in other businesses, while revenues at the education and cable divisions were flat. The Company reported operating income of $174.0 million for the first six months of 2014, compared to $143.4 million for the first six months of 2013. Operating results improved at the television broadcasting and cable divisions, offset by a decline at the education division and in other businesses.
Division Results
Education
Education division revenue totaled $547.2 million for the second quarter of 2014, essentially flat compared with revenue of $548.2 million for the second quarter of 2013. Kaplan reported second quarter 2014 operating income of $10.6 million, compared to $23.7 million in the second quarter of 2013. Restructuring costs and software asset write-offs totaled $10.5 million and $4.9 million for the second quarter of 2014 and 2013, respectively. Operating results for the second quarter of 2014 also include a $7.8 million intangible asset impairment charge related to the Kaplan China operations.
For the first six months of 2014, education division revenue totaled $1,073.4 million, essentially flat compared with revenue of $1,076.0 million for the same period of 2013. Kaplan reported operating income of $13.1 million for the first six months of 2014, compared to operating income of $19.7 million for the first six months of 2013. Restructuring costs and software asset write-offs totaled $10.5 million and $14.3 million for the first six months of 2014 and 2013, respectively. Operating results for the first six months of 2014 also include a $7.8 million intangible asset impairment charge related to the Kaplan China operations.
A summary of Kaplan’s operating results for the second quarter and first six months of 2014 compared to 2013 is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2014	2013	% Change	2014	2013	% Change
Revenue
Higher education	$251,936	$273,092	(8)	$505,715	$544,952	(7)
Test preparation	81,098	85,690	(5)	148,902	154,633	(4)
Kaplan international	213,262	187,968	13	416,129	372,781	12
Kaplan corporate and other	1,385	1,669	(17)	3,399	4,273	(20)
Intersegment elimination	(500)	(189)	—	(790)	(594)	—
	$547,181	$548,230	0	$1,073,355	$1,076,045	0
Operating Income (Loss)
Higher education	$20,952	$22,534	(7)	$34,096	$27,635	23
Test preparation	(3,904)	7,831	—	(10,532)	3,486	—
Kaplan international	17,960	6,490	—	28,842	12,887	—
Kaplan corporate and other	(14,602)	(10,860)	(34)	(27,234)	(19,682)	(38)
Amortization of intangible assets	(2,163)	(2,363)	8	(4,451)	(4,881)	9
Impairment of intangible assets	(7,774)	—	—	(7,774)	—	—
Intersegment elimination	92	94	—	136	225	—
	$10,561	$23,726	(55)	$13,083	$19,670	(33)
Kaplan Higher Education (KHE) includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. KHE also includes the domestic professional training and other continuing education businesses.
In 2012, KHE began implementing plans to close or merge 13 ground campuses, consolidate other facilities and reduce its workforce. The last two of these campus closures were completed in the second quarter of 2014. In April 2014, KHE announced plans to close two additional ground campuses, and in July 2014, KHE announced plans to close an additional three campuses; KHE will teach out the current students and the campus closures will be completed by the end of 2015. In July 2014, KHE also announced plans to further reduce its workforce. In connection with these and other plans, KHE incurred $2.5 million in restructuring costs for the second quarter and first six months of 2014 and $2.6 million and $11.6 million in restructuring costs in the second quarter and first six months of 2013, respectively. For the second quarter of 2014, these costs included severance ($2.0 million), accelerated depreciation ($0.3 million), lease obligation losses ($0.1 million) and other items ($0.1 million). For the second quarter of 2013, these costs included accelerated depreciation ($1.4 million), severance ($0.6 million) and lease obligation losses ($0.6 million). For the first six months of 2013, these costs included accelerated depreciation ($5.0 million), severance ($1.4 million), lease obligation losses ($4.3 million) and other items ($0.9 million).
In the second quarter and first six months of 2014, KHE revenue declined 8% and 7%, respectively, due largely to declines in average enrollments that reflect weaker market demand over the past year, lower average tuition and the impact of closed campuses. KHE operating income declined in the second quarter due largely to revenue declines, partially offset by expense reductions associated with lower enrollments and recent restructuring efforts. KHE operating income increased in the first six months of 2014 due largely to expense reductions associated with lower enrollments and recent restructuring efforts, as well as higher restructuring costs recorded in 2013.
New student enrollments at KHE declined 9% in the second quarter of 2014 due to lower demand across KHE and the impact of closed campuses. New student enrollments increased 5% for the first six months of 2014 due to growth at Kaplan University in the first quarter of 2014, offset in part by declines at KHE campuses.
Total students at June 30, 2014, were down 2% compared to June 30, 2013, and declined 7% compared to March 31, 2014. Excluding campuses closed or planned for closure, total students at June 30, 2014, were down 1% compared to June 30, 2013 and down 7% compared to March 31, 2014. A summary of student enrollments is as follows:

				Excluding Campuses Closing
	As of			As of
	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	March 31, 2014	June 30, 2013

Kaplan University	44,515	47,109	43,601	44,515	47,109	43,601
Other Campuses	16,508	18,842	18,591	15,221	16,997	16,623
	61,023	65,951	62,192	59,736	64,106	60,224
Kaplan University and Other Campuses enrollments at June 30, 2014 and 2013, by degree and certificate programs, are as follows:

	As of June 30
	2014	2013
Certificate	21.1%	21.7%
Associate’s	30.2%	30.5%
Bachelor’s	32.2%	33.1%
Master’s	16.5%	14.7%
	100.0%	100.0%
Kaplan Test Preparation (KTP) includes Kaplan’s standardized test preparation programs. KTP revenue declined 5% and 4% for the second quarter and first six months of 2014, respectively. Enrollment increased 3% and 2% for the second quarter and first six months of 2014, respectively, due to growth in health and bar review programs, offset by declines in graduate and pre-college programs. KTP recorded a $7.7 million software asset write-off in the second quarter of 2014 as a decision was made to consolidate certain learning management systems. KTP operating results declined in the first six months of 2014 due to this software asset write-off and an increase in program length for MCAT courses that extends revenue recognition periods.
Kaplan International includes English-language programs and postsecondary education and professional training businesses largely outside the United States. Kaplan International revenue increased 13% and 12% in the second quarter and first six months of 2014, respectively, due to enrollment growth in the pathways programs, English-language and Singapore higher education programs. Kaplan International operating income improved in the second quarter and first six months of 2014 due to improved earnings in the pathways and English-language programs, as well as improved results from operations in Australia. In the second quarter and first six months of 2013, restructuring costs in Australia totaled $2.3 million and $2.6 million, respectively, largely made up of severance costs.
Kaplan corporate represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities. Corporate expense increased in the first six months of 2014 due to higher compensation expense and costs associated with new business development activities.
Kaplan continues to evaluate its cost structure and will likely develop additional restructuring plans in 2014 and incur additional costs.

Cable
Cable division revenue declined 2% in the second quarter of 2014 to $200.8 million, from $204.6 million for the second quarter of 2013, due to 4% fewer customers and 7% fewer Primary Service Units (PSUs). For the first six months of 2014, revenue of $404.8 million was flat with the prior year. Operating expenses in the second quarter declined 4%, from $159.8 million to $154.0 million due to fewer customers and significantly reduced programming costs. Operating expenses declined 2% in the first six months of 2014 to $316.8 million. Cable division operating income grew 5% in the second quarter of 2014 to $46.8 million, from $44.7 million in the second quarter of 2013; for the first six months of 2014, operating income increased 8% to $87.9 million, from $81.3 million in the first six months of 2013.
The cable division continues its focus on higher value and higher margin lines of business and customers, in particular high-speed data (subscribers up 4% over the second quarter of last year). Also, business sales comprised 8.9% of total revenue for the first six months of 2014, compared with 7.5% of total revenue for the first six months of 2013. Due to rapidly rising programming costs and shrinking margins, video sales now have less value and emphasis (subscribers down 15% over the second quarter of last year) and programming costs have been reduced significantly. Effective April 1, 2014, the cable division elected not to renew its contract for 15 Viacom networks for a six-year term.
PSUs include about 6,000 subscribers who receive free basic cable service, primarily local governments, schools, and other organizations as required by various franchise agreements. A summary of PSUs and total customers is as follows:

	As of June 30
	2014	2013
Video	490,309	575,762
High-speed data	482,725	464,292
Telephony	168,695	185,380
Total Primary Service Units (PSUs)	1,141,729	1,225,434
Total Customers	698,699	725,525

In July 2014, the cable division sold wireless spectrum licenses for approximately $99 million; an estimated pre-tax gain of $75 million will be reported in the third quarter of 2014 in connection with these sales. The licenses had been purchased in the 2006 AWS Auction.
Television Broadcasting
Revenue at the television broadcasting division increased 10% to $88.3 million in the second quarter of 2014, from $80.2 million in the same period of 2013; operating income for the second quarter of 2014 was up 12% to $44.1 million, from $39.2 million in the same period of 2013. The increase in revenue and operating income in the second quarter of 2014 is due to a $3.8 million increase in political advertising revenue and $4.6 million in increased retransmission revenues.
For the first six months of 2014, revenue increased 17% to $173.9 million, from $149.1 million in the same period of 2013; operating income for the first six months of 2014 increased 29% to $88.5 million, from $68.3 million in the same period of 2013. The increase in revenue and operating income is due to a $6.9 million increase in political advertising revenue, $9.5 million in incremental winter Olympics-related advertising revenue at the Company’s NBC affiliates and $9.3 million in increased retransmission revenues.
As discussed above, the television broadcasting operating results exclude WPLG, the Company’s Miami-based television station, which has been reclassified to discontinued operations for all periods presented.
Other Businesses
Other businesses includes the operating results of The Slate Group and Foreign Policy Group, which publish online and print magazines and websites; SocialCode, a marketing solutions provider helping companies with marketing on social-media platforms; Celtic Healthcare, a provider of home health and hospice services; Forney, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications, acquired by the Company in August 2013; and Trove, a digital innovation team that builds products and technologies in the news space.
In April 2014, Celtic Healthcare acquired the assets of VNA-TIP Healthcare of Bridgeton, MO. This acquisition has expanded Celtic's home health and hospice service areas from Pennsylvania and Maryland to the Missouri and Illinois regions. The operating results of VNA-TIP are included in Other Businesses from the date of acquisition in the second quarter of 2014.

On May 30, 2014, the Company acquired Joyce/Dayton Corp., a Dayton, OH-based manufacturer of screw jacks and other linear motion systems. The operating results of Joyce/Dayton are included in Other Businesses from the date of acquisition in the second quarter of 2014.
On July 3, 2014, the Company acquired a majority interest in Residential Healthcare Group, Inc. (Residential), the parent company of Residential Home Health and Residential Hospice, leading providers of skilled home health care and hospice services in Michigan and Illinois. The operating results of Residential will be included in Other Businesses from the date of acquisition in the third quarter of 2014.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office, the pension credit for the Company’s traditional defined benefit plan and certain continuing obligations related to prior business dispositions. In the first quarter of 2014, the corporate office implemented a Separation Incentive Program that resulted in early retirement program expense of $4.5 million, which will be funded from the assets of the Company’s pension plan. Excluding early retirement program expense, the total pension credit for the Company’s traditional defined benefit plan was $45.4 million and $18.9 million in the first six months of 2014 and 2013, respectively.
Excluding the pension credit, corporate office expenses increased in the first six months of 2014 due primarily to higher compensation costs and expenses related to certain acquisitions.
Near the end of June 2014, the Company offered a Voluntary Retirement Incentive Plan (VRIP) to certain corporate office employees. The VRIP acceptance period ends in August, and the expense of the VRIP will be recognized in the third quarter of 2014.
Equity in Earnings (Losses) of Affiliates
The Company holds a 16.5% interest in Classified Ventures, LLC and interests in several other affiliates.
The Company’s equity in earnings of affiliates, net, was $91.5 million for the second quarter of 2014, compared to $3.9 million for the second quarter of 2013. For the first six months of 2014, the Company’s equity in earnings of affiliates, net, totaled $95.6 million, compared to $7.3 million for the same period of 2013.
The 2014 results include the pre-tax gain of $90.9 million from Classified Ventures’ sale of apartments.com in the second quarter of 2014.
On August 4, 2014, the Company and its partners entered into an agreement to sell their stake in Classified Ventures to Gannett Co., Inc. for a price that values Classified Ventures at $2.5 billion. Gannett currently owns a 27% share of Classified Ventures; Graham Holdings owns a 16.5% interest in Classified Ventures. The transaction is expected to close before the end of 2014, subject to regulatory review.
Other Non-Operating Income (Expense)
The Company recorded total other non-operating income, net, of $268.1 million for the second quarter of 2014, compared to expense of $12.9 million for the second quarter of 2013. The second quarter 2014 non-operating income, net, included a pre-tax gain of $266.7 million in connection with the Company’s exchange of Berkshire shares. Second quarter 2014 non-operating income, net, also included $2.9 million in unrealized foreign currency gains and other items. The second quarter 2013 non-operating expense, net, included $12.6 million in unrealized foreign currency losses and other items.
The Company recorded non-operating income, net, of $401.4 million for the first six months of 2014, compared to other non-operating expense, net, of $16.9 million for the same period of the prior year. The 2014 amounts included the pre-tax gain of $266.7 million in connection with the Company's exchange of Berkshire shares, a pre-tax gain of $127.7 million on the sale of the headquarters building, $7.9 million in unrealized foreign currency gains and other items. The 2013 non-operating income, net, included $17.2 million in unrealized foreign currency losses and other items.
Net Interest Expense
The Company incurred net interest expense of $7.9 million and $16.1 million for the second quarter and first six months of 2014, respectively, compared to $8.5 million and $17.0 million for the same periods of 2013. At June 30, 2014, the Company had $451.9 million in borrowings outstanding at an average interest rate of 7.0%.
Provision for Income Taxes
The effective tax rate for income from continuing operations for the first six months of 2014 was 23.5%, compared to 40.7% for the first six months of 2013. The lower effective tax rate in 2014 relates to the Berkshire exchange transaction. The pre-tax gain of $266.7 million related to the disposition of the Berkshire shares was not subject to income tax as the exchange transaction qualifies as a tax-free distribution. The higher effective tax rate in 2013 resulted mostly from losses in Australia for which no tax benefit was recorded.
Discontinued Operations
On June 30, 2014, the Company and Berkshire Hathaway Inc. completed the Berkshire exchange transaction discussed above. A gain of $375.0 million was recorded in discontinued operations in connection with the disposition of WPLG, a Miami-based television station. This gain is not subject to income tax. Also as a result of the exchange transaction, income from continuing operations excludes WPLG, which has been reclassified to discontinued operations, net of tax, for all periods presented.
Earnings (Loss) Per Share
The calculation of diluted earnings per share for the second quarter and first six months of 2014 was based on 7,363,492 and 7,361,441 weighted average shares outstanding, respectively, compared to 7,283,116 and 7,276,421 for the second quarter and first six months of 2013. At June 30, 2014, there were 5,792,628 shares outstanding after the Company acquired 1,620,190 shares in the Berkshire exchange transaction. The Company had remaining authorization from the Board of Directors to purchase up to 159,219 shares of Class B common stock. The earnings per share computations for the second quarter and first six months of 2014 are largely unaffected by the common shares repurchased as part of the Berkshire exchange transaction, as the transaction closed on June 30, 2014.
Kaplan Higher Education (KHE) Regulatory Matters
The Department of Education (ED) convened a negotiated rulemaking committee in September 2013 to consider a new gainful employment rule that is expected to go into effect in July 2015. On March 25, 2014, the ED released a final draft regulation. The new proposed regulation requires that each educational program meet certain debt-to-earnings ratios and a programmatic level loan cohort default rate metric. Programs that fail one of these proposed metrics multiple years in a row would become ineligible for Title IV aid. The proposed rule also includes revised requirements for program approval, public disclosure on certain outcomes (graduation, placement, repayment rates, and other consumer information) and a “certification” requirement that each program is included in the school’s accreditation grant and has programmatic level accreditation if required for licensure in the occupation. A new final regulation published on or before November 1, 2014, generally would have an effective date of July 1, 2015, although the ultimate effective date is unknown at this time. The Company cannot predict the ultimate timing or substance of gainful employment regulations, nor can the Company fully predict the impact on Kaplan programs or institutions. Moreover, some of the data needed to compute program eligibility under the final draft regulation are not readily accessible; graduate incomes would be compiled by the Social Security Administration. In addition, the continuing eligibility of programs for Title IV funding may be affected by factors beyond Kaplan’s control, such as changes in the actual or deemed income level of its graduates, changes in student borrowing levels, increases in interest rates, changes in the U.S. Federal poverty income level relevant for calculating one of the proposed metrics and other factors. As a result, the ultimate outcome of gainful employment regulation and its impact on Kaplan’s operations is uncertain. The proposed regulation could cause Kaplan to eliminate or limit enrollments in certain educational programs at some or all of its schools, could result in the loss of student access to Title IV programs and could have a material adverse impact on KHE revenues, operating income and cash flows.
Financial Condition: Capital Resources and Liquidity
Acquisitions, Dispositions and Exchanges
Acquisitions.  In the first six months of 2014, the Company acquired six businesses included in other businesses and in its education division totaling $133.5 million; the purchase price allocation comprised goodwill, other intangible assets, property, plant and equipment, and other current assets on a preliminary basis. In the first six months of 2013, the Company acquired two small businesses included in other businesses; the purchase price allocation mostly comprised goodwill and other intangible assets.
On April 1, 2014, Celtic Healthcare acquired VNA-TIP Healthcare, a provider of home health and hospice services in Missouri and Illinois. On May 30, 2014, the Company completed its acquisition of Joyce/Dayton Corp., a Dayton, OH-based manufacturer of screw jacks and other linear motion systems. The operating results of VNA-TIP and Joyce are included in other businesses.
In the second quarter of 2013, Kaplan purchased the remaining 15% noncontrolling interest in Kaplan China; this additional interest was accounted for as an equity transaction.
On July 3, 2014, the Company completed its acquisition of an 80% interest in Residential Healthcare Group, Inc., the parent company of Residential Home Health and Residential Hospice, leading providers of skilled home health care and hospice services in Michigan and Illinois. The operating results of Residential will be included in other businesses beginning in the third quarter of 2014.
Dispositions. On October 1, 2013, the Company completed the sale of most of its newspaper publishing businesses. The publishing businesses sold include The Washington Post, Express, The Gazette Newspapers, Southern Maryland Newspapers, Greater Washington Publishing, Fairfax County Times and El Tiempo Latino and related websites (Publishing Subsidiaries).
In March 2013, the Company completed the sale of certain assets of The Herald, a daily and Sunday newspaper headquartered in Everett, WA.
Exchanges. On June 30, 2014, the Company and Berkshire Hathaway Inc. completed a previously announced transaction in which Berkshire acquired a wholly-owned subsidiary of the Company that included, among other things, WPLG, a Miami-based television station, 2,107 Class A Berkshire shares and 1,278 Class B Berkshire shares owned by Graham Holdings and $327.7 million in cash, in exchange for 1,620,190 shares of Graham Holdings Class B common stock owned by Berkshire Hathaway (Berkshire exchange transaction). As a result, income from continuing operations for the second quarter of 2014 includes a $266.7 million gain from the sale of the Berkshire Hathaway shares, and income from discontinued operations for the second quarter of 2014 includes a $375.0 million gain from the WPLG exchange.
Consequently, the Company’s income from continuing operations excludes these sold or exchanged businesses, which have been reclassified to discontinued operations, net of tax.
Capital Expenditures
During the first six months of 2014, the Company’s capital expenditures totaled $92.6 million. The Company estimates that its capital expenditures will be in the range of $225 million to $250 million in 2014.
Liquidity
At June 30, 2014, the Company had cash and cash equivalents, restricted cash and investments in marketable securities and other investments totaling $610.1 million, compared with $1,175.8 million at December 31, 2013. The decrease is from the Berkshire exchange transaction and other investing and financing activities, offset by asset sales and cash flows from operating activities.
The Company’s total debt outstanding of $451.9 million at June 30, 2014 included $398.1 million of 7.25% unsecured notes due February 1, 2019, $47.1 million of AUD 50 million borrowing and $6.8 million in other debt. The $47.1 million of AUD 50 million is classified as a current liability at June 30, 2014.
On June 30, 2014, the Company and Berkshire Hathaway Inc. completed a previously announced transaction in which Berkshire acquired a wholly-owned subsidiary of the Company that included WPLG, a Miami-based television station, 2,107 Class A Berkshire shares and 1,278 Class B Berkshire shares owned by Graham Holdings and $327.7 million in cash, in exchange for 1,620,190 shares of Graham Holdings Class B common stock owned by Berkshire Hathaway (Berkshire exchange transaction).
On March 27, 2014, the Company completed the sale of its headquarters building for approximately $158.0 million. On April 1, 2014, the Company received a gross cash distribution of $95.0 million from Classified Ventures' sale of apartments.com. In July 2014, the cable division sold its wireless spectrum licenses for approximately $99 million.
On August 4, 2014, the Company and its partners entered into an agreement to sell their stake in Classified Ventures to Gannett Co., Inc. for a price that values Classified Ventures at $2.5 billion. Gannett currently owns a 27% share of Classified Ventures; the Company owns a 16.5% interest in Classified Ventures. The transaction is expected to close before the end of 2014, subject to regulatory review.
As of June 30, 2014, the Company held investments in commercial paper totaling $99.9 million with original maturities over 90 days. The Company did not have any investments in commercial paper at December 31, 2013. For the six months of 2014, these investments are presented in the Company's Condensed Consolidated Statements of Cash Flows as net cash used in investing activities.
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
In September 2013, Standard and Poor’s affirmed the Company's “BBB” long-term corporate debt rating and changed the outlook from Negative to Stable. In addition, S&P upgraded the Company’s short-term corporate debt rating from “A-3” to “A-2”. On March 12, 2014, Moody's placed the Company's senior unsecured rating and its

Prime-2 commercial paper rating on review for downgrade. On June 26, 2014, Moody's downgraded the Company's long-term credit ratings by two levels from Baa1 to Baa3 and the short-term rating by one level from Prime-2 to Prime 3 and changed the outlook to stable. The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Baa3	BBB
Short-term	Prime-3	A-2
At June 30, 2014 and December 31, 2013, the Company had working capital of $219.8 million and $768.3 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and to a lesser extent borrowings supported by the Company's Credit Agreement. In management’s opinion, the Company will have sufficient liquidity to meet its various cash needs throughout 2014.
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
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President-Finance, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended June 30, 2014, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares that May Yet Be Purchased Under the Plan*
Apr. 1 - Apr. 30, 2014	—	$—	—	159,219
May. 1 - May. 31, 2014	—	—	—	159,219
Jun. 1 - Jun. 30, 2014	1,620,190	719.32	—	159,219
	1,620,190	$719.32	—
* On September 8, 2011, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 750,000 shares of its Class B Common Stock. There is no expiration date for that authorization. All purchases made during the quarter ended June 30, 2014 were acquired as part of the exchange transaction with Berkshire Hathaway, which received separate authorization by the Company's Board of Directors.

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

101
The following financial information from Graham Holdings Company Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2014 and 2013, (iii) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: August 5, 2014	/s/ Donald E. Graham
Donald E. Graham, Chairman & Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2014	/s/ Hal S. Jones
Hal S. Jones, Senior Vice President-Finance (Principal Financial Officer)