Form 10-Q
period 2014-09-30
Graham Holdings Co
filed 2014-11-05
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2014
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 1-671

GRAHAM HOLDINGS COMPANY
(Exact name of registrant as specified in its charter)

Delaware	53-0182885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 North 17th Street, Arlington, Virginia	22209
(Address of principal executive offices)	(Zip Code)
(703) 345-6300
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
Shares outstanding at October 31, 2014:
Class A Common Stock – 997,023 Shares
Class B Common Stock – 4,796,637 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands, except per share amounts)	2014	2013	2014	2013
Operating Revenues
Education	$543,918	$543,599	$1,609,036	$1,613,116
Subscriber	183,161	190,302	562,012	569,365
Advertising	81,583	73,549	242,305	222,569
Other	90,209	48,651	196,470	135,619
	898,871	856,101	2,609,823	2,540,669
Operating Costs and Expenses
Operating	398,922	393,010	1,171,012	1,160,026
Selling, general and administrative	358,189	327,062	1,005,704	979,687
Depreciation of property, plant and equipment	53,074	54,672	158,280	170,431
Amortization of intangible assets	7,405	2,468	13,117	8,780
	817,590	777,212	2,348,113	2,318,924
Income from Operations	81,281	78,889	261,710	221,745
Equity in earnings of affiliates, net	4,613	5,892	100,168	13,178
Interest income	529	642	1,769	1,674
Interest expense	(9,330)	(9,221)	(26,707)	(27,229)
Other income (expense), net	64,526	8,110	465,913	(8,831)
Income from Continuing Operations Before Income Taxes	141,619	84,312	802,853	200,537
Provision for Income Taxes	58,200	29,900	214,200	77,400
Income from Continuing Operations	83,419	54,412	588,653	123,137
(Loss) Income from Discontinued Operations, Net of Tax	(6,980)	(23,988)	369,941	(42,320)
Net Income	76,439	30,424	958,594	80,817
Net Loss (Income) Attributable to Noncontrolling Interests	121	(75)	839	(425)
Net Income Attributable to Graham Holdings Company	76,560	30,349	959,433	80,392
Redeemable Preferred Stock Dividends	(209)	(205)	(847)	(855)
Net Income Attributable to Graham Holdings Company Common Stockholders	$76,351	$30,144	$958,586	$79,537
Amounts Attributable to Graham Holdings Company Common Stockholders
Income from continuing operations	$83,331	$54,132	$588,645	$121,857
(Loss) income from discontinued operations, net of tax	(6,980)	(23,988)	369,941	(42,320)
Net income attributable to Graham Holdings Company common stockholders	$76,351	$30,144	$958,586	$79,537
Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic income per common share from continuing operations	$14.38	$7.29	$85.55	$16.42
Basic (loss) income per common share from discontinued operations	(1.20)	(3.22)	53.75	(5.70)
Basic net income per common share	$13.18	$4.07	$139.30	$10.72
Basic average number of common shares outstanding	5,671	7,231	6,737	7,229
Diluted income per common share from continuing operations	$14.32	$7.28	$85.24	$16.41
Diluted (loss) income per common share from discontinued operations	(1.20)	(3.23)	53.55	(5.71)
Diluted net income per common share	$13.12	$4.05	$138.79	$10.70
Diluted average number of common shares outstanding	5,757	7,337	6,823	7,316

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2014	2013	2014	2013
Net Income	$76,439	$30,424	$958,594	$80,817
Other Comprehensive (Loss) Income, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	(9,777)	5,639	(7,111)	(2,061)
Unrealized gains on available-for-sale securities:
Unrealized gains for the period, net	9,734	938	46,139	81,439
Reclassification adjustment for realization of (gain) loss on exchange, sale or write-down of available-for-sale securities included in net income	—	—	(265,274)	(884)
	9,734	938	(219,135)	80,555
Pension and other postretirement plans:
Amortization of net prior service credit included in net income	(101)	(384)	(305)	(1,205)
Amortization of net actuarial (gain) loss included in net income	(7,425)	2,004	(22,032)	6,325
Settlement gain included in net income	—	—	—	(3,471)
	(7,526)	1,620	(22,337)	1,649
Cash flow hedge gain	230	15	641	259
Other Comprehensive (Loss) Income, Before Tax	(7,339)	8,212	(247,942)	80,402
Income tax (expense) benefit related to items of other comprehensive (loss) income	(975)	(1,028)	96,333	(32,985)
Other Comprehensive (Loss) Income, Net of Tax	(8,314)	7,184	(151,609)	47,417
Comprehensive Income	68,125	37,608	806,985	128,234
Comprehensive loss (income) attributable to noncontrolling interests	121	(75)	839	(447)
Total Comprehensive Income Attributable to Graham Holdings Company	$68,246	$37,533	$807,824	$127,787

See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$441,786	$569,719
Restricted cash	38,595	83,769
Investments in marketable equity securities and other investments	206,838	522,318
Accounts receivable, net	460,600	428,653
Income taxes receivable	—	17,991
Deferred income taxes	25,774	—
Inventories and contracts in progress	10,774	2,924
Other current assets	78,277	77,013
Current assets held for sale (cash)	1,473	—
Total Current Assets	1,264,117	1,702,387
Property, Plant and Equipment, Net	870,182	927,542
Investments in Affiliates	21,976	15,754
Goodwill, Net	1,353,089	1,288,622
Indefinite-Lived Intangible Assets, Net	572,209	541,278
Amortized Intangible Assets, Net	78,231	39,588
Prepaid Pension Cost	1,267,415	1,245,505
Deferred Charges and Other Assets	53,066	50,370
Noncurrent Assets Held for Sale	8,151	—
Total Assets	$5,488,436	$5,811,046

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$462,860	$505,699
Income taxes payable	50,176	—
Deferred income taxes	—	58,411
Deferred revenue	434,764	366,831
Dividends declared	14,983	—
Short-term borrowings	50,460	3,168
Current liabilities held for sale	1,306	—
Total Current Liabilities	1,014,549	934,109
Postretirement Benefits Other Than Pensions	34,614	36,219
Accrued Compensation and Related Benefits	223,213	211,526
Other Liabilities	88,840	86,000
Deferred Income Taxes	795,005	778,735
Long-Term Debt	398,298	447,608
Total Liabilities	2,554,519	2,494,197
Redeemable Noncontrolling Interest	23,413	5,896
Redeemable Preferred Stock	10,510	10,665
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	296,108	288,129
Retained earnings	5,674,096	4,782,777
Accumulated other comprehensive income, net of tax
Cumulative foreign currency translation adjustment	17,902	25,013
Unrealized gain on available-for-sale securities	42,182	173,663
Unrealized gain on pensions and other postretirement plans	488,044	501,446
Cash flow hedge	(243)	(628)
Cost of Class B common stock held in treasury	(3,648,032)	(2,490,333)
Total Common Stockholders’ Equity	2,890,057	3,300,067
Noncontrolling Interests	9,937	221
Total Equity	2,899,994	3,300,288
Total Liabilities and Equity	$5,488,436	$5,811,046

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
(in thousands)	2014	2013
Cash Flows from Operating Activities
Net Income	$958,594	$80,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	159,917	191,388
Amortization of intangible assets	13,847	9,867
Intangible assets impairment charge	7,774	—
Net pension (benefit) expense	(51,637)	11,425
Early retirement program expense	8,374	22,700
Stock-based compensation expense, net	13,123	34,429
Foreign exchange loss	2,618	9,350
Net (gain) loss on sales and disposition of businesses	(354,612)	70
Net gain on disposition or write-downs of marketable equity securities and cost method investments	(266,173)	(714)
Equity in earnings of affiliates, net of certain distributions	(96,315)	(13,168)
Provision (benefit) for deferred income taxes	8,329	(8,802)
Net (gain) loss on sale or write-down of property, plant and equipment	(119,158)	1,476
Net gain on sale of intangible assets	(75,249)	—
Change in assets and liabilities:
Decrease (increase) in restricted cash	45,174	(18,667)
Increase in accounts receivable, net	(12,867)	(32,717)
(Increase) decrease in inventories	(1,978)	1,138
(Decrease) increase in accounts payable and accrued liabilities	(56,666)	8,587
Increase in deferred revenue	70,011	31,885
Increase in income taxes payable	68,081	21,884
Decrease (increase) in other assets and other liabilities, net	17,278	(4,662)
Other	(1,588)	1,340
Net Cash Provided by Operating Activities	336,877	347,626
Cash Flows from Investing Activities
Investments in commercial paper	(399,758)	—
Proceeds from maturities of commercial paper	349,793	—
Net proceeds from sales of businesses, property, plant and equipment and other assets	248,938	5,800
Investments in certain businesses, net of cash acquired	(200,793)	(19,927)
Purchases of property, plant and equipment	(162,441)	(143,298)
Net distribution from equity affiliate	93,481	—
Purchases of equity affiliates and cost method investments	(8,388)	(12,029)
Other	(5,097)	(3)
Net Cash Used in Investing Activities	(84,265)	(169,457)
Cash Flows from Financing Activities
Common shares repurchased, including the Berkshire Exchange transaction	(327,718)	(4,196)
Dividends paid	(53,131)	(649)
Repayments of borrowings	(1,315)	(240,303)
Other	6,028	(2,397)
Net Cash Used in Financing Activities	(376,136)	(247,545)
Effect of Currency Exchange Rate Change	(2,936)	(1,396)
Net Decrease in Cash and Cash Equivalents	(126,460)	(70,772)
Beginning Cash and Cash Equivalents	569,719	512,431
Ending Cash and Cash Equivalents	$443,259	$441,659

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
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and nine months ended September 30, 2014 and 2013 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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
Restricted Cash – Restricted cash represents amounts held for students that were received from U.S. Federal and state governments under various aid grant and loan programs, such as Title IV of the U.S. Federal Higher Education Act of 1965 (Higher Education Act), as amended, that the Company is required to maintain pursuant to U.S. Department of Education (ED) and other regulations. Federal regulations stipulate that the Company has a fiduciary responsibility to segregate Federal funds from all other funds to ensure the funds are only used for the benefit of eligible students. The regulations further indicate that funds received under Federal aid programs are held in trust for the intended student beneficiary and the ED, and as trustee of these funds, the Company may not use the funds for any other purpose until the funds are applied to eligible student charges, which occurs within three days of the receipt of the funds. Restricted cash also includes (i) certain funds that the Company may be required to return if a student who receives Title IV program funds withdraws from a program and (ii) funds required to be held by non-U.S. higher education institutions for prepaid tuition.
Allowance for Doubtful Accounts – Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is based primarily on the aging category, historical collection experience and management’s evaluation of the financial condition of the customer. The Company generally considers an account past due or delinquent when a student or customer misses a scheduled payment. The Company writes off accounts receivable balances deemed uncollectible against the allowance for doubtful accounts following the passage of a certain period of time, or generally when the account is turned over for collection to an outside collection agency.
Revenue Recognition.
Education revenues. Kaplan Higher Education's (KHE) refund policy may permit students who do not complete a course to be eligible for a refund for the portion of the course they did not attend. The amount of the refund differs by school, program, and state, as some states require different policies. Refunds generally result in a reduction in deferred revenue during the period that a student drops or withdraws from a class because the associated tuition revenue is recognized daily over the period of instruction as the services are delivered.
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
In August 2014, the FASB issued new guidance that requires management to assess the Company’s ability to continue as a going concern, and to provide related disclosures in certain circumstances. This guidance is effective for interim and fiscal years ending after December 15, 2016, with early adoption permitted. The Company does not expect this guidance to have an impact on its condensed consolidated financial statements.
2. DISCONTINUED OPERATIONS
In the third quarter of 2014, Kaplan completed the sale of three of its schools in China that were previously included as part of Kaplan International. An additional school in China is expected to be sold by Kaplan in the fourth quarter of 2014. These sales resulted in a pre-tax loss of $4.4 million that was recorded in the third quarter of 2014.
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
The results of operations of the schools in China, WPLG, the Publishing Subsidiaries and The Herald are included in the Company’s Condensed Consolidated Statements of Operations as Income (Loss) from Discontinued Operations, Net of Tax, for all periods presented. The Company did not reclassify its Statements of Cash Flows or prior Condensed Consolidated Balance Sheets to reflect the various discontinued operations.
In the first quarter of 2014, an after-tax adjustment of $3.0 million was made to reduce the $100.0 million after-tax gain on the sale of the Publishing Subsidiaries previously reported in the fourth quarter of 2013, as a result of changes in estimates related to liabilities retained as part of the sale.

The summarized (loss) income from discontinued operations, net of tax, is presented below:

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands)	2014	2013	2014	2013
Operating revenues	$1,294	$141,152	$46,713	$441,001
Operating costs and expenses	(2,225)	(178,823)	(39,580)	(507,434)
(Loss) income from discontinued operations	(931)	(37,671)	7,133	(66,433)
Provision (benefit) from income taxes	231	(13,683)	3,371	(24,159)
Net (Loss) Income from Discontinued Operations	(1,162)	(23,988)	3,762	(42,274)
(Loss) gain on sales of discontinued operations	(4,352)	—	349,875	(70)
Expense (benefit) from income taxes on sales of discontinued operations	1,466	—	(16,304)	(24)
(Loss) Income from Discontinued Operations, Net of Tax	$(6,980)	$(23,988)	$369,941	$(42,320)
3. INVESTMENTS
Investments in marketable equity securities comprised the following:

	As of
	September 30, 2014	December 31, 2013
(in thousands)
Total cost	$56,967	$197,718
Net unrealized gains	70,303	289,438
Total Fair Value	$127,270	$487,156
On June 30, 2014, the Company completed a transaction with Berkshire Hathaway, as described in Note 4, that included the exchange of 2,107 Class A Berkshire shares and 1,278 Class B Berkshire shares owned by the Company; a $266.7 million gain was recorded.
There were no new investments in marketable equity securities during the first nine months of 2014 and 2013. In the first quarter of 2014, the Company recorded a $0.5 million write-down of the Company's investment in Corinthian Colleges, Inc., a publicly traded company. In the second quarter of 2014, the Company sold its remaining investment in Corinthian Colleges, Inc. During the first nine months of 2014, the proceeds from the sale of these marketable securities were $5.8 million and net realized losses were $2.6 million. During the first nine months of 2013, the proceeds from sales of marketable securities were $3.6 million, and net realized gains on such sales were $0.9 million.
As of September 30, 2014, the Company held investments in commercial paper totaling $50.0 million with original maturities of 91 to 180 days. These investments are included in Investments in marketable equity securities and other investments in the Condensed Consolidated Balance Sheets. The Company did not have any investments in commercial paper at December 31, 2013.
On April 1, 2014, the Company received a gross cash distribution of $95.0 million from Classified Ventures' sale of apartments.com. In connection with this sale, the Company recorded a pre-tax gain of $90.9 million in the second quarter of 2014.
On October 1, 2014, the Company and the remaining partners completed the sale of their entire stakes in Classified Ventures. Total proceeds to the Company, net of transaction costs, were $408.5 million, of which $16.5 million will be held in escrow until October 1, 2015. The Company will record a pre-tax gain of approximately $393 million on the sale of its interest in Classified Ventures in the fourth quarter of 2014.
4. ACQUISITIONS, DISPOSITIONS AND EXCHANGES
Acquisitions.  In the first nine months of 2014, the Company acquired seven businesses totaling $204.9 million, comprised of four businesses in other businesses, two businesses in Kaplan Test Prep, and one business in Kaplan Higher Ed. The purchase price allocation mostly comprised goodwill, other intangible assets, and other current assets on a preliminary basis. In the first nine months of 2013, the Company acquired five small businesses included in other businesses and in its education division; the purchase price allocation mostly comprised goodwill and other intangible assets.
On April 1, 2014, Celtic Healthcare acquired VNA-TIP Healthcare, a provider of home health and hospice services in Missouri and Illinois. On May 30, 2014, the Company completed its acquisition of Joyce/Dayton Corp., a Dayton, OH-based manufacturer of screw jacks and other linear motion systems. On July 3, 2014, the Company completed its acquisition of an 80% interest in Residential Healthcare Group, Inc., the parent company of Residential Home Health and Residential Hospice, leading providers of skilled home health care and hospice services in Michigan and Illinois. The operating results of these businesses are included in other businesses. The fair value of the redeemable noncontrolling interest in Residential Healthcare Group, Inc. was $18.8 million at the acquisition date, determined using a market approach. The minority shareholders have an option to put their shares to the Company starting in 2017, and the Company has an option to buy the shares of some minority shareholders in 2020 and the remaining minority shareholders in 2024.
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
Dispositions. In the third quarter of 2014, Kaplan completed the sale of three of its schools in China that were previously included as part of Kaplan International. An additional school is expected to be sold in the fourth quarter of 2014.
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
The pre-tax gain of $266.7 million related to the disposition of the Berkshire shares was not subject to income tax as the Berkshire exchange transaction qualifies as a tax-free distribution. The lower effective tax rate for income from continuing operations for the first nine months of 2014 of 26.7% primarily resulted from this tax-free transaction.
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
The Company’s income from continuing operations excludes the businesses described in dispositions and exchanges above, which have been reclassified to discontinued operations, net of tax (see Note 2).
5. GOODWILL AND OTHER INTANGIBLE ASSETS
In the second quarter of 2014, as a result of regulatory changes impacting Kaplan's operations in China, Kaplan recorded an intangible asset impairment charge of $7.8 million, reported in discontinued operations. The Company estimated the fair value of the student and customer relationships using an income approach.
Amortization of intangible assets for the three months ended September 30, 2014 and 2013 was $7.4 million and $2.5 million, respectively. Amortization of intangible assets for the nine months ended September 30, 2014 and 2013 was $13.1 million and $8.8 million, respectively. Amortization of intangible assets is estimated to be approximately $4 million for the remainder of 2014, $17 million in 2015, $16 million in 2016, $12 million in 2017, $10 million in 2018 and $19 million thereafter.
In July 2014, the cable division sold wireless spectrum licenses that were purchased in 2006; a pre-tax non-operating gain of $75.2 million was recorded in the third quarter of 2014 in connection with these sales.

The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Cable	Television Broadcasting	Other Businesses	Total
Balance as of December 31, 2013
Goodwill	$1,073,433	$85,488	$203,165	$34,877	$1,396,963
Accumulated impairment losses	(102,259)	—	—	(6,082)	(108,341)
	971,174	85,488	203,165	28,795	1,288,622
Acquisitions	14,941	—	—	98,366	113,307
Dispositions	(2,420)	—	(37,661)	—	(40,081)
Foreign currency exchange rate changes	(8,759)	—	—	—	(8,759)
Balance as of September 30, 2014
Goodwill	1,077,195	85,488	165,504	133,243	1,461,430
Accumulated impairment losses	(102,259)	—	—	(6,082)	(108,341)
	$974,936	$85,488	$165,504	$127,161	$1,353,089
The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Higher Education	Test Preparation	Kaplan International	Total
Balance as of December 31, 2013
Goodwill	$409,016	$152,187	$512,230	$1,073,433
Accumulated impairment losses	—	(102,259)	—	(102,259)
	409,016	49,928	512,230	971,174
Acquisitions	1,343	13,598	—	14,941
Dispositions	—	—	(2,420)	(2,420)
Foreign currency exchange rate changes	(95)	—	(8,664)	(8,759)
Balance as of September 30, 2014
Goodwill	410,264	165,785	501,146	1,077,195
Accumulated impairment losses	—	(102,259)	—	(102,259)
	$410,264	$63,526	$501,146	$974,936
Other intangible assets consist of the following:

		As of September 30, 2014			As of December 31, 2013
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Noncompete agreements	2–5 years	$12,392	$11,373	$1,019	$13,540	$12,622	$918
Student and customer relationships	2–10 years	111,354	48,558	62,796	72,050	45,718	26,332
Databases and technology	3–5 years	12,190	8,364	3,826	10,790	6,991	3,799
Trade names and trademarks	2–10 years	26,863	17,956	8,907	22,327	16,052	6,275
Other	1–25 years	9,626	7,943	1,683	9,836	7,572	2,264
		$172,425	$94,194	$78,231	$128,543	$88,955	$39,588
Indefinite-Lived Intangible Assets
Franchise agreements		$496,321			$496,321
Wireless licenses		—			22,150
Licensure and accreditation		7,321			7,171
Other		68,567			15,636
		$572,209			$541,278
6. DEBT
The Company’s borrowings consist of the following:

	As of
	September 30, 2014	December 31, 2013
(in thousands)
7.25% unsecured notes due February 1, 2019	$398,204	$397,893
AUD Revolving credit borrowing	43,669	44,625
Other indebtedness	6,885	8,258
Total Debt	448,758	450,776
Less: current portion	(50,460)	(3,168)
Total Long-Term Debt	$398,298	$447,608

The Company’s other indebtedness at September 30, 2014 and December 31, 2013 is at interest rates from 0% to 6% and matures from 2014 to 2017.
During the three months ended September 30, 2014 and 2013, the Company had average borrowings outstanding of approximately $450.9 million and $449.8 million, respectively, at average annual interest rates of approximately 7.0%. During the three months ended September 30, 2014 and 2013, the Company incurred net interest expense of $8.8 million and $8.6 million, respectively.
During the nine months ended September 30, 2014 and 2013, the Company had average borrowings outstanding of approximately $451.4 million and $477.5 million, respectively, at average annual interest rates of approximately 7.0%. During the nine months ended September 30, 2014 and 2013, the Company incurred net interest expense of $24.9 million and $25.6 million, respectively.
At September 30, 2014, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $468.0 million, compared with the carrying amount of $398.2 million. At December 31, 2013, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $475.2 million, compared with the carrying amount of $397.9 million. The carrying value of the Company’s other unsecured debt at September 30, 2014 approximates fair value.
7. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of September 30, 2014
(in thousands)	Level 1	Level 2	Total
Assets
Money market investments (1)	$—	$287,714	$287,714
Marketable equity securities (2)	127,270	—	127,270
Commercial paper (3)	49,965	—	49,965
Other current investments (4)	5,348	24,255	29,603
Total Financial Assets	$182,583	$311,969	$494,552
Liabilities
Deferred compensation plan liabilities (5)	$—	$66,485	$66,485
7.25% unsecured notes (6)	—	468,000	468,000
AUD revolving credit borrowing (6)	—	43,669	43,669
Interest rate swap (7)	—	405	405
Total Financial Liabilities	$—	$578,559	$578,559

	As of December 31, 2013
(in thousands)	Level 1	Level 2	Total
Assets
Money market investments (1)	$—	$431,836	$431,836
Marketable equity securities (2)	487,156	—	487,156
Other current investments (4)	11,826	23,336	35,162
Total Financial Assets	$498,982	$455,172	$954,154
Liabilities
Deferred compensation plan liabilities (5)	$—	$67,603	$67,603
7.25% unsecured notes (6)	—	475,224	475,224
AUD revolving credit borrowing (6)	—	44,625	44,625
Interest rate swap (7)	—	1,047	1,047
Total Financial Liabilities	$—	$588,499	$588,499
____________

(1)	The Company’s money market investments are included in cash, cash equivalents and restricted cash.

(2)	The Company’s investments in marketable equity securities are classified as available-for-sale.

(3)	The Company's commercial paper investments with original maturities greater than 90 days, but less than one year, are included in investments in marketable equity securities and other investments.

(4)	Includes U.S. Government Securities, corporate bonds, mutual funds and time deposits with original maturities greater than 90 days, but less than one year.

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

In the second quarter of 2014, the Company recorded an intangible asset impairment charge of $7.8 million, reported in discontinued operations (see Note 5). The remeasurement of the intangible assets is classified as a

Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value.
8. EARNINGS PER SHARE
On June 30, 2014, the Company acquired 1,620,190 of its Class B common stock owned by Berkshire Hathaway, as described in Note 4.
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
The following reflects the Company's income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per share amounts)	2014	2013	2014	2013
Numerator:
Numerator for basic earnings per share:
Income from continuing operations attributable to Graham Holdings Company common stockholders	$83,331	$54,132	$588,645	$121,857
Less: Dividends-common stock outstanding and unvested restricted shares	(14,773)	—	(67,267)	—
Undistributed earnings	68,558	54,132	521,378	121,857
Percent allocated to common stockholders	97.89%	97.42%	97.89%	97.42%
	67,112	52,736	510,384	118,714
Add: Dividends-common stock outstanding	14,462	—	66,021	—
Numerator for basic earnings per share	$81,574	$52,736	$576,405	$118,714
Add: Additional undistributed earnings due to dilutive stock options	6	3	48	4
Numerator for diluted earnings per share	$81,580	$52,739	$576,453	$118,718
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	5,671	7,231	6,737	7,229
Add: Effect of dilutive stock options	25	15	25	8
Denominator for diluted earnings per share	5,696	7,246	6,762	7,237
Graham Holdings Company Common Stockholders:
Basic earnings per share from continuing operations	$14.38	$7.29	$85.55	$16.42
Diluted earnings per share from continuing operations	$14.32	$7.28	$85.24	$16.41
Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2014	2013	2014	2013
Weighted average restricted stock	61	91	61	79
The diluted earnings per share amounts for the three and nine months ended September 30, 2014 exclude the effects of 5,000 stock options outstanding as their inclusion would have been antidilutive. The diluted earnings per share amounts for the three and nine months ended September 30, 2013 exclude the effects of 13,000 and 63,000 stock options outstanding, respectively, as their inclusion would have been antidilutive. The diluted earnings per share amounts for the three and nine months ended September 30, 2014 exclude the effects of 6,075 restricted stock awards as their inclusion would have been antidilutive. The diluted earnings per share amounts for the three and nine months ended September 30, 2013 exclude the effects of 8,800 restricted stock awards, as their inclusion would have been antidilutive.
In the three and nine months ended September 30, 2014, the Company declared regular dividends totaling $2.55 and $10.20 per share, respectively. No dividends were paid in 2013.

9. PENSION AND POSTRETIREMENT PLANS
Defined Benefit Plans. The total (benefit) cost arising from the Company’s defined benefit pension plans, including a portion included in discontinued operations, consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2014	2013	2014	2013
Service cost	$6,976	$12,713	$21,489	$38,788
Interest cost	12,894	14,242	38,870	42,776
Expected return on assets	(29,877)	(26,817)	(90,644)	(78,606)
Amortization of prior service cost	83	908	247	2,726
Recognized actuarial (gain) loss	(7,280)	1,797	(21,599)	5,741
Net Periodic (Benefit) Cost	(17,204)	2,843	(51,637)	11,425
Early retirement programs expense	3,884	—	8,374	22,700
Total (Benefit) Cost	$(13,320)	$2,843	$(43,263)	$34,125
For the nine months ended September 30, 2014, the net periodic benefit for the Company's pension plans, as reported above, includes costs of $0.2 million reported in discontinued operations. For the three and nine months ended September 30, 2013, the net periodic cost for the Company's pension plans, as reported above, includes costs of $5.5 million and $19.4 million, respectively, reported in discontinued operations.
In the first quarter of 2014, the Company recorded $4.5 million related to a Separation Incentive Program for certain Corporate employees, which will be funded from the assets of the Company's pension plan. In the third quarter of 2014, the Company recorded $3.9 million related to a Voluntary Retirement Incentive Program (VRIP) for certain Corporate employees, which will be funded from the assets of the Company's pension plan.
The Company announced a VRIP in February 2013, which was offered to certain employees of the Washington Post newspaper. The total early retirement program expense for this program for the nine months ended September 30, 2013 was $20.4 million. In addition, the Washington Post newspaper recorded $2.3 million in special separation benefits for a group of employees in the first quarter of 2013. The early retirement program expense and special separation benefits for these programs were funded from the assets of the Company’s pension plan and are included in discontinued operations, net of tax.
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP), including a portion included in discontinued operations, consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2014	2013	2014	2013
Service cost	$373	$429	$1,119	$1,288
Interest cost	1,086	1,023	3,257	3,069
Amortization of prior service cost	12	14	35	41
Recognized actuarial loss	374	711	1,124	2,133
Net Periodic Cost	1,845	2,177	5,535	6,531
Early retirement programs expense	2,422	—	2,422	—
Total Cost	$4,267	$2,177	$7,957	$6,531
For the nine months ended September 30, 2014, the net periodic cost for the Company's SERP, as reported above, includes costs of $0.2 million reported in discontinued operations. For the three and nine months ended September 30, 2013, the net periodic cost for the Company's SERP, as reported above, includes costs of $0.3 million and $0.9 million, respectively, reported in discontinued operations.
In the third quarter of 2014, the Company recorded a $2.4 million SERP charge related to the VRIP for certain Corporate employees.

Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plan were allocated as follows:

	As of
	September 30, 2014	December 31, 2013

U.S. equities	60%	58%
U.S. fixed income	11%	12%
International equities	29%	30%
	100%	100%
Essentially all of the assets are actively managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both of these managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval by the Plan administrator. As of September 30, 2014, the managers can invest no more than 24% of the assets in international stocks, at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities. None of the assets is managed internally by the Company.
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of September 30, 2014. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At September 30, 2014, the pension plan held common stock in two investments that exceeded 10% of total plan assets. At December 31, 2013, the pension plan held common stock in one investment that exceeded 10% of total plan assets. These investments were valued at $669.5 million and $590.6 million at September 30, 2014 and December 31, 2013, respectively, or approximately 29% and 25%, respectively, of total plan assets. At September 30, 2014 and December 31, 2013, the pension plan held investments in one foreign country that exceeded 10% of total plan assets. These investments were valued at $434.3 million and $398.9 million at September 30, 2014 and December 31, 2013, respectively, or approximately 19% and 17%, respectively, of total plan assets.
Other Postretirement Plans. The total cost (benefit) arising from the Company’s other postretirement plans, including a portion included in discontinued operations, consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2014	2013	2014	2013
Service cost	$375	$728	$1,125	$2,183
Interest cost	362	508	1,086	1,525
Amortization of prior service credit	(196)	(1,306)	(587)	(3,972)
Recognized actuarial gain	(519)	(504)	(1,557)	(1,549)
Net Periodic Cost (Benefit)	22	(574)	67	(1,813)
Settlement gain	—	—	—	(3,471)
Total Cost (Benefit)	$22	$(574)	$67	$(5,284)
For the three and nine months ended September 30, 2013, the net periodic benefit, as reported above, includes a benefit of $1.5 million and $2.9 million, respectively, included in discontinued operations. As part of the sale of The Herald, changes were made with respect to its postretirement medical plan, resulting in a $3.5 million settlement gain that is included in discontinued operations, net of tax, for the first quarter of 2013.

10. OTHER NON-OPERATING INCOME (EXPENSE)
A summary of non-operating income (expense) is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2014	2013	2014	2013
Gain on sale of intangible assets	$75,249	$—	$75,249	$—
Foreign currency (loss) gain, net	(10,564)	7,886	(2,618)	(9,350)
Gain on Berkshire marketable equity securities exchange	—	—	266,733	—
Gain on sale of headquarters building	—	—	127,670	—
(Losses) gain on sales or write-down of marketable equity securities	—	—	(3,044)	879
Other, net	(159)	224	1,923	(360)
Total Other Non-Operating Income (Expense)	$64,526	$8,110	$465,913	$(8,831)
In July 2014, the cable division sold wireless spectrum licenses for $98.8 million; a pre-tax gain of $75.2 million was reported in the third quarter of 2014 in connection with these sales. The licenses had been purchased in the 2006 AWS Auction.

On June 30, 2014, the Company completed a transaction with Berkshire Hathaway, as described in Note 4 that included the exchange of 2,107 Class A Berkshire shares and 1,278 Class B Berkshire shares owned by the Company; a $266.7 million gain was recorded.
On March 27, 2014, the Company completed the sale of its headquarters building for $158 million. In connection with the sale, the Company recorded a $127.7 million pre-tax gain.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME
The other comprehensive (loss) income consists of the following components:

	Three Months Ended September 30
	2014			2013
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(9,777)	$—	$(9,777)	$5,639	$—	$5,639
Unrealized gains on available-for-sale securities:
Unrealized gains for the period, net	9,734	(3,894)	5,840	938	(375)	563
Pension and other postretirement plans:
Amortization of net prior service credit included in net income	(101)	41	(60)	(384)	154	(230)
Amortization of net actuarial (gain) loss included in net income	(7,425)	2,970	(4,455)	2,004	(801)	1,203
	(7,526)	3,011	(4,515)	1,620	(647)	973
Cash flow hedge:
Gain for the period	230	(92)	138	15	(6)	9
Other Comprehensive (Loss) Income	$(7,339)	$(975)	$(8,314)	$8,212	$(1,028)	$7,184

	Nine Months Ended September 30
	2014			2013
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(7,111)	$—	$(7,111)	$(2,061)	$—	$(2,061)
Unrealized gains on available-for-sale securities:
Unrealized gains for the period, net	46,139	(18,456)	27,683	81,439	(32,575)	48,864
Reclassification adjustment for realization of (gain) loss on exchange, sale or write-down of available-for-sale securities included in net income	(265,274)	106,110	(159,164)	(884)	353	(531)
	(219,135)	87,654	(131,481)	80,555	(32,222)	48,333
Pension and other postretirement plans:
Amortization of net prior service credit included in net income	(305)	122	(183)	(1,205)	482	(723)
Amortization of net actuarial (gain) loss included in net income	(22,032)	8,813	(13,219)	6,325	(2,529)	3,796
Settlement gain included in net income	—	—	—	(3,471)	1,388	(2,083)
	(22,337)	8,935	(13,402)	1,649	(659)	990
Cash flow hedge:
Gain for the period	641	(256)	385	259	(104)	155
Other Comprehensive (Loss) Income	$(247,942)	$96,333	$(151,609)	$80,402	$(32,985)	$47,417
The accumulated balances related to each component of other comprehensive income are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Available-for- Sale Securities	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedge	Accumulated Other Comprehensive Income
Balance as of December 31, 2013	$25,013	$173,663	$501,446	$(628)	$699,494
Other comprehensive income (loss) before reclassifications	(7,111)	27,683	—	(2)	20,570
Net amount reclassified from accumulated other comprehensive income	—	(159,164)	(13,402)	387	(172,179)
Other comprehensive income, net of tax	(7,111)	(131,481)	(13,402)	385	(151,609)
Balance as of September 30, 2014	$17,902	$42,182	$488,044	$(243)	$547,885

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Affected Line Item in the Condensed Consolidated Statement of Operations

(in thousands)	2014	2013	2014	2013
Unrealized Gains on Available-for-sale Securities:
Realized (gain) loss for the period	$—	$—	$(265,274)	$(884)	Other income (expense), net
	—	—	106,110	353	(1)
	—	—	(159,164)	(531)	Net of Tax
Pension and Other Postretirement Plans:
Amortization of net prior service credit	(101)	(384)	(305)	(1,205)	(2)
Amortization of net actuarial (gain) loss	(7,425)	2,004	(22,032)	6,325	(2)
Settlement gain	—	—	—	(3,471)	(2)
	(7,526)	1,620	(22,337)	1,649	Before tax
	3,011	(647)	8,935	(659)	Provision for Income Taxes
	(4,515)	973	(13,402)	990	Net of Tax
Cash Flow Hedge
	217	205	645	588	Interest expense
	(87)	(82)	(258)	(235)	Provision for Income Taxes
	130	123	387	353	Net of Tax
Total reclassification for the period	$(4,385)	$1,096	$(172,179)	$812	Net of Tax
____________

(1)
Benefits of $1.2 million were recorded in Provision for Income Taxes related to the realized loss for the nine months ended September 30, 2014. The remaining $107.3 million for the nine months ended September 30, 2014, relates to the reversal of income taxes previously recorded on the unrealized gain of the Company’s investment in Berkshire Hathaway Inc. marketable equity securities as part of the Berkshire exchange transaction, which qualified as a tax-free distribution under IRC Section 355 and 361 (see Note 4). The amounts for the nine months ended September 30, 2013 were recorded in Provision for Income Taxes.

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
On April 30, 2011, Kaplan Higher Education Corporation received a Civil Investigative Demand from the Office of the Attorney General of the State of Massachusetts. The demand primarily sought information pertaining to KHE's nationally accredited campuses in Massachusetts known as the Charlestown and Kenmore Square campuses.  Both of those campuses closed in 2013. KHE has cooperated with the Massachusetts Attorney General and provided the requested information, as well as additional information requested in 2012 and 2013. In October 2014, the Attorney General's office sent Kaplan a "notice of intention to file" a lawsuit letter under section 93A of the Massachusetts consumer fraud statue. The letter outlined 12 allegations against the Charlestown and Kenmore Square campuses. The Company cannot predict the outcome of this inquiry or any possible litigation.
ED Program Reviews.  The U.S. Department of Education (ED) undertakes program reviews at Title IV participating institutions. Currently, there are two open program reviews, including Broomall, PA, as the Company is awaiting the ED’s final program review report. The Company does not expect the final program review reports to have a material impact on KHE; however, the results of these open reviews and their impact on Kaplan’s operations are uncertain.
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

While there can be no guarantee that these measures will be adequate to prevent the 90/10 ratio at some of the schools from exceeding 90% in the future, management currently estimates that each of KHE's continuing operations campuses will be 90/10 compliant in 2014.
13. BUSINESS SEGMENTS
The Company has six reportable segments: Kaplan Higher Education, Kaplan Test Preparation, Kaplan International, cable, television broadcasting and other businesses.
Education. In the third quarter of 2014, Kaplan completed the sale of three of its schools in China that were previously included as part of Kaplan International. An additional school in China is expected to be sold by Kaplan in the fourth quarter of 2014. The results of the four schools are included in discontinued operations, net of tax, for all periods presented. The Kaplan International segment operating results have been reclassified to reflect this change.
Television Broadcasting. In June 2014, the Company completed the sale of WPLG, a television station serving the Miami market. WPLG results are included in discontinued operations, net of tax, for all periods presented. The television broadcasting segment operating results have been reclassified to reflect this change.
The following table summarizes financial information related to each of the Company’s business segments:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2014	2013	2014	2013
Operating Revenues
Education	$543,918	$543,599	$1,609,036	$1,613,116
Cable	195,666	202,381	600,416	607,069
Television broadcasting	87,442	73,488	261,390	222,618
Other businesses	71,845	36,682	139,109	98,068
Corporate office	—	—	—	—
Intersegment elimination	—	(49)	(128)	(202)
	$898,871	$856,101	$2,609,823	$2,540,669
Income (Loss) From Operations
Education	$12,551	$17,508	$32,050	$36,586
Cable	40,072	39,715	128,015	121,038
Television broadcasting	44,979	32,847	133,452	101,193
Other businesses	(9,292)	(5,046)	(27,034)	(19,556)
Corporate office	(7,029)	(6,135)	(4,773)	(17,516)
	$81,281	$78,889	$261,710	$221,745
Equity in Earnings of Affiliates, Net	4,613	5,892	100,168	13,178
Interest Expense, Net	(8,801)	(8,579)	(24,938)	(25,555)
Other Income (Expense), Net	64,526	8,110	465,913	(8,831)
Income from Continuing Operations Before Income Taxes	$141,619	$84,312	$802,853	$200,537
Depreciation of Property, Plant and Equipment
Education	$15,237	$18,945	$47,024	$61,518
Cable	34,410	32,946	101,985	100,643
Television broadcasting	2,148	2,181	6,181	6,604
Other businesses	1,201	555	2,501	1,561
Corporate office	78	45	589	105
	$53,074	$54,672	$158,280	$170,431
Amortization of Intangible Assets
Education	$1,927	$1,918	$5,649	$6,081
Cable	51	61	145	168
Television broadcasting	—	—	—	—
Other businesses	5,427	489	7,323	2,531
Corporate office	—	—	—	—
	$7,405	$2,468	$13,117	$8,780
Net Pension (Credit) Expense
Education	$3,854	$4,169	$11,563	$12,506
Cable	917	973	2,669	2,768
Television broadcasting	338	1,297	1,016	3,891
Other businesses	191	173	557	423
Corporate office	(18,620)	(9,299)	(59,231)	(27,549)
	$(13,320)	$(2,687)	$(43,426)	$(7,961)

Asset information for the Company’s business segments are as follows:

	As of
(in thousands)	September 30, 2014	December 31, 2013
Identifiable Assets
Education	$1,732,199	$1,921,037
Cable television	1,190,932	1,215,320
Television broadcasting	293,810	383,251
Other businesses	455,154	171,539
Corporate office	390,056	371,484
	$4,062,151	$4,062,631
Investments in Marketable Equity Securities	127,270	487,156
Investments in Affiliates	21,976	15,754
Prepaid Pension Cost	1,267,415	1,245,505
Assets Held for Sale	9,624	—
Total Assets	$5,488,436	$5,811,046
The Company’s education division comprises the following operating segments:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2014	2013	2014	2013
Operating Revenues
Higher education	$249,882	$266,061	$755,597	$811,013
Test preparation	85,108	77,431	234,010	232,064
Kaplan international	207,615	198,452	615,507	564,705
Kaplan corporate and other	1,492	2,223	4,891	6,496
Intersegment elimination	(179)	(568)	(969)	(1,162)
	$543,918	$543,599	$1,609,036	$1,613,116
Income (Loss) from Operations
Higher education	$5,391	$14,719	$39,487	$42,354
Test preparation	6,980	3,820	(3,552)	7,306
Kaplan international	13,853	12,124	40,609	23,701
Kaplan corporate and other	(13,651)	(13,311)	(44,608)	(37,156)
Intersegment elimination	(22)	156	114	381
	$12,551	$17,508	$32,050	$36,586
Depreciation of Property, Plant and Equipment
Higher education	$7,320	$9,739	$22,140	$33,919
Test preparation	2,865	5,034	9,721	14,658
Kaplan international	4,951	3,870	14,546	11,903
Kaplan corporate and other	101	302	617	1,038
	$15,237	$18,945	$47,024	$61,518
Amortization of Intangible Assets	$1,927	$1,918	$5,649	$6,081
Pension Expense
Higher education	$2,628	$3,201	$7,885	$8,815
Test preparation	722	731	2,166	2,012
Kaplan international	89	99	267	273
Kaplan corporate and other	415	138	1,245	1,406
	$3,854	$4,169	$11,563	$12,506
Identifiable assets for the Company’s education division consist of the following:

	As of
(in thousands)	September 30, 2014	December 31, 2013
Identifiable assets
Higher education	$626,116	$859,208
Test preparation	178,835	173,435
Kaplan international	869,246	864,507
Kaplan corporate and other	58,002	23,887
	$1,732,199	$1,921,037

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported income from continuing operations attributable to common shares of $83.3 million ($14.32 per share) for the third quarter of 2014, compared to $54.1 million ($7.28 per share) for the third quarter of 2013. Net income attributable to common shares was $76.4 million ($13.12 per share) for the third quarter ended September 30, 2014, compared to $30.1 million ($4.05 per share) for the third quarter of last year. Net income includes $7.0 million ($1.20 per share) and $24.0 million ($3.23 per share) in losses from discontinued operations for the third quarter of 2014 and 2013, respectively. (Refer to “Discontinued Operations” discussion below.)
In connection with the Berkshire exchange transaction that closed on June 30, 2014, the Company acquired 1,620,190 shares of its Class B common stock, resulting in 22% and 7% fewer diluted shares outstanding, respectively, in the third quarter of and first nine months of 2014 versus the same periods in 2013. The reduction in diluted shares outstanding has resulted in increased diluted earnings per share amounts in 2014, compared with 2013.
Items included in the Company’s income from continuing operations for the third quarter of 2014 are listed below:

•
$13.6 million in restructuring charges at the education division and early retirement program expense and related charges at the Corporate office (after-tax impact of $8.7 million, or $1.50 per share);

•	$75.2 million gain from the sale of wireless licenses at the Cable division (after-tax impact of $48.2 million, or $8.29 per share); and

•	$10.6 million in non-operating unrealized foreign currency losses (after-tax impact of $6.8 million, or $1.16 per share).
Items included in the Company’s income from continuing operations for the third quarter of 2013 are listed below:

•	$4.0 million in restructuring charges at the education division (after-tax impact of $3.1 million, or $0.42 per share); and

•	$7.9 million in non-operating unrealized foreign currency gains (after-tax impact of $5.0 million, or $0.69 per share).
Revenue for the third quarter of 2014 was $898.9 million, up 5% from $856.1 million in the third quarter of 2013. The Company reported operating income of $81.3 million in the third quarter of 2014, compared to $78.9 million in the third quarter of 2013. Revenues increased at the television broadcasting division and in other businesses, declined at the cable division and were flat at the education division. Operating results were up in the third quarter of 2014 due to improvements at the television broadcasting and cable divisions, offset by declines at the education division and in other businesses.

For the first nine months of 2014, the Company reported income from continuing operations attributable to common shares of $588.6 million ($85.24 per share), compared to $121.9 million ($16.41 per share) for the first nine months of 2013. Net income attributable to common shares was $958.6 million ($138.79 per share) for the first nine months of 2014, compared to $79.5 million ($10.70 per share) for the same period of 2013. Net income includes $369.9 million ($53.55 per share) in income and $42.3 million ($5.71 per share) in losses from discontinued operations for the first nine months of 2014 and 2013, respectively. (Refer to “Discontinued Operations” discussion below.)The per share impact of certain items for the first nine months of 2014 is different than the per share impact of these items for the distinct quarterly periods of 2014, as a result of the timing of the Berkshire exchange transaction. Items included in the Company’s income from continuing operations for the first nine months of 2014 are listed below:

•
$28.6 million in early retirement program expense and related charges, restructuring charges and software asset write-offs at the education division and the corporate office (after-tax impact of $18.3 million, or $2.65 per share);

•	$90.9 million gain from the Classified Ventures’ sale of apartments.com (after-tax impact of $58.2 million, or $8.43 per share);

•	$266.7 million gain from the Berkshire exchange transaction (after-tax impact of $266.7 million, or $38.61 per share);

•	$127.7 million gain on the sale of the corporate headquarters building (after-tax impact of $81.8 million, or $11.85 per share);

•	$75.2 million gain from the sale of wireless licenses at the Cable division (after-tax impact of $48.2 million, or $6.98 per share); and

•	$2.6 million in non-operating unrealized foreign currency losses (after-tax impact of $1.7 million, or $0.24 per share).
Items included in the Company’s income from continuing operations for the first nine months of 2013 are listed below:

•	$18.2 million in restructuring charges at the education division (after-tax impact of $13.2 million, or $1.80 per share); and

•	$9.4 million in non-operating unrealized foreign currency losses (after-tax impact of $6.0 million, or $0.83 per share).
Revenue for the first nine months of 2014 was $2,609.8 million, up 3% from $2,540.7 million in the first nine months of 2013. Revenues increased at the television broadcasting division and in other businesses, while revenues were down slightly at the cable division and were flat at the education division. The Company reported operating income of $261.7 million for the first nine months of 2014, compared to $221.7 million for the first nine months of 2013. Operating results improved at the television broadcasting and cable divisions, offset by a decline at the education division and in other businesses.
On June 30, 2014, the Company and Berkshire Hathaway Inc. completed a transaction in which Berkshire acquired a wholly-owned subsidiary of the Company that included, among other things, WPLG, a Miami-based television station, 2,107 Class A Berkshire shares and 1,278 Class B Berkshire shares owned by Graham Holdings and $327.7 million in cash, in exchange for 1,620,190 shares of Graham Holdings Class B common stock owned by Berkshire Hathaway (Berkshire exchange transaction). As a result, income from continuing operations for the first nine months of 2014 includes a $266.7 million gain from the exchange of the Berkshire Hathaway shares, and income from discontinued operations for the first nine months of 2014 includes a $375.0 million gain from the WPLG exchange.
Division Results
Education
Education division revenue totaled $543.9 million for the third quarter of 2014, compared with revenue of $543.6 million for the third quarter of 2013. Kaplan reported third quarter 2014 operating income of $12.6 million, compared to $17.5 million in the third quarter of 2013. Restructuring costs totaled $3.3 million and $4.0 million for the third quarter of 2014 and 2013, respectively.
For the first nine months of 2014, education division revenue totaled $1,609.0 million, compared with revenue of $1,613.1 million for the same period of 2013. Kaplan reported operating income of $32.1 million for the first nine months of 2014, compared to $36.6 million for the first nine months of 2013. Restructuring costs and software asset write-offs totaled $13.8 million and $18.2 million for the first nine months of 2014 and 2013, respectively.

In the third quarter of 2014, Kaplan completed the sale of three of its schools in China that were previously included as part of Kaplan International. An additional school in China is expected to be sold by Kaplan in the fourth quarter of 2014. Kaplan's operating results exclude these schools, which have been reclassified to discontinued operations for all periods presented.

A summary of Kaplan’s operating results for the third quarter and first nine months of 2014 compared to 2013 is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2014	2013	% Change	2014	2013	% Change
Revenue
Higher education	$249,882	$266,061	(6)	$755,597	$811,013	(7)
Test preparation	85,108	77,431	10	234,010	232,064	1
Kaplan international	207,615	198,452	5	615,507	564,705	9
Kaplan corporate and other	1,492	2,223	(33)	4,891	6,496	(25)
Intersegment elimination	(179)	(568)	—	(969)	(1,162)	—
	$543,918	$543,599	0	$1,609,036	$1,613,116	0
Operating Income (Loss)
Higher education	$5,391	$14,719	(63)	$39,487	$42,354	(7)
Test preparation	6,980	3,820	83	(3,552)	7,306	—
Kaplan international	13,853	12,124	14	40,609	23,701	71
Kaplan corporate and other	(11,724)	(11,393)	(3)	(38,959)	(31,075)	(25)
Amortization of intangible assets	(1,927)	(1,918)	—	(5,649)	(6,081)	7
Intersegment elimination	(22)	156	—	114	381	—
	$12,551	$17,508	(28)	$32,050	$36,586	(12)
Kaplan Higher Education (KHE) includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. KHE also includes the domestic professional training and other continuing education businesses.
In 2012, KHE began implementing plans to close or merge 13 ground campuses, consolidate other facilities and reduce its workforce. The last two of these campus closures were completed in the second quarter of 2014. In April 2014, KHE announced plans to close two additional ground campuses, and in July 2014, KHE announced plans to close another three campuses; KHE will teach out the current students and the campus closures will be completed by the end of 2015. In July 2014, KHE also announced plans to further reduce its workforce.
In connection with these and other plans, KHE incurred $2.0 million and $4.5 million in restructuring costs for the third quarter and first nine months of 2014, respectively, and $2.5 million and $14.1 million in restructuring costs in the third quarter and first nine months of 2013, respectively. For the third quarter of 2014, these costs included severance ($1.0 million), accelerated depreciation ($0.9 million) and other items ($0.1 million). For the first nine months of 2014, these costs included severance ($3.0 million), accelerated depreciation ($1.2 million), lease obligation losses ($0.1 million) and other items ($0.2 million). For the third quarter of 2013, these costs included accelerated depreciation ($0.8 million), severance ($1.6 million) and lease obligation losses ($0.1 million). For the first nine months of 2013, these costs included accelerated depreciation ($5.8 million), severance ($3.0 million), lease obligation losses ($4.4 million) and other items ($0.9 million).
In the third quarter and first nine months of 2014, KHE revenue declined 6% and 7%, respectively, due largely to declines in average enrollments at Kaplan University and KHE campuses that reflect weaker market demand over the past year, lower average tuition and the impact of closed campuses. The weaker market demand was most pronounced at KHE's ground campuses in non-degree vocational programs. KHE operating income declined in the third quarter and first nine months of 2014 due largely to revenue declines. Expense reductions associated with lower enrollments and recent restructuring efforts were partially offset by increased marketing spending at Kaplan University.
New student enrollments at KHE declined 11% in the third quarter of 2014 due to lower demand across KHE and the impact of closed campuses. New student enrollments decreased 1% for the first nine months of 2014 due to declines at KHE campuses.

Total students at September 30, 2014, were down 5% compared to September 30, 2013, and increased 1% compared to June 30, 2014. Excluding campuses closed or planned for closure, total students at September 30, 2014, were down 3% compared to September 30, 2013 but up 3% compared to June 30, 2014. A summary of student enrollments is as follows:

				Excluding Campuses Closing
	As of			As of
	September 30, 2014	June 30, 2014	September 30, 2013	September 30, 2014	June 30, 2014	September 30, 2013

Kaplan University	46,342	44,515	46,340	46,342	44,515	46,340
Other Campuses	15,570	16,508	18,818	15,139	15,221	17,036
	61,912	61,023	65,158	61,481	59,736	63,376
Kaplan University and Other Campuses enrollments at September 30, 2014 and 2013, by degree and certificate programs, are as follows:

	As of September 30
	2014	2013
Certificate	20.9%	21.3%
Associate’s	28.8%	30.8%
Bachelor’s	33.4%	32.6%
Master’s	16.9%	15.3%
	100.0%	100.0%
Kaplan Test Preparation (KTP) includes Kaplan’s standardized test preparation programs. KTP revenue increased 10% and 1% for the third quarter and first nine months of 2014, respectively. Excluding revenues from acquired businesses, KTP revenue increased 6% in the third quarter of 2014 and declined 1% for the first nine months of 2014. Enrollment increased 5% and 3% for the third quarter and first nine months of 2014, respectively, due to growth in health and bar review programs, offset by declines in graduate and pre-college programs. KTP recorded a $7.7 million software asset write-off in the second quarter of 2014, as a decision was made to consolidate certain learning management systems. KTP operating results increased in the third quarter of 2014 due to revenue growth, but declined in the first nine months of 2014 due to the software asset write-off and an increase in program length for MCAT courses that extends revenue recognition periods.
Kaplan International includes English-language programs, and postsecondary education and professional training businesses largely outside the United States. Kaplan International revenue increased 5% and 9% in the third quarter and first nine months of 2014, respectively, due to enrollment growth in the pathways programs, English-language and Singapore higher education programs. Kaplan International operating income improved in the third quarter and first nine months of 2014 due primarily to improved results from operations in Australia and Singapore. In the third quarter and first nine months of 2013, restructuring costs in Australia totaled $1.5 million and $4.1 million, respectively, largely made up of severance costs.
Kaplan corporate represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities. Corporate expense increased in the first nine months of 2014 due to higher compensation expense and costs associated with new business development activities.
Kaplan continues to evaluate its cost structure and is pursuing additional cost savings opportunities, including eliminating excess office capacity and possible additional school closings. This will likely result in additional restructuring plans and related costs in 2014 and 2015.
Cable
Cable division revenue declined 3% in the third quarter of 2014 to $195.7 million, from $202.4 million for the third quarter of 2013, due to 3% fewer customers and 7% fewer Primary Service Units (PSUs). For the first nine months of 2014, revenue of $600.4 million was down 1% from $607.1 million in the prior year. Operating expenses in the third quarter declined 4%, from $162.7 million to $155.6 million, due to fewer customers and significantly reduced programming costs. Operating expenses declined 3% in the first nine months of 2014 to $472.4 million. Cable division operating income grew 1% in the third quarter of 2014 to $40.1 million, from $39.7 million in the third quarter of 2013; for the first nine months of 2014, operating income increased 6% to $128.0 million, from $121.0 million in the first nine months of 2013.
The cable division continues its focus on higher margin businesses, namely high-speed data and business sales. High-speed data revenue increased 5% in the third quarter of 2014 on a 4% customer gain and business sales increased 19% on a 17% increase in commercial high-speed data customers. Overall, business sales comprised 9.4% of total revenue for the first nine months of 2014, compared with 7.8% of total revenue for the first nine months of 2013. Due to rapidly rising programming costs and shrinking margins, video sales now have less value and emphasis (subscribers down 15% over the third quarter of last year) and programming costs have been reduced significantly. Effective April 1, 2014, the cable division elected not to renew its contract for 15 Viacom networks for a six-year term.
The cable division also continues its focus on higher lifetime value customers who are less attracted by discounting, require less support and churn less. As a result, operating income margins have increased to 20.5% in the third quarter from 19.6% last year.
PSUs include about 6,100 subscribers who receive free basic cable service, primarily local governments, schools, and other organizations as required by various franchise agreements. A summary of PSUs and total customers is as follows:

	As of September 30
	2014	2013
Video	476,233	561,119
High-speed data	486,142	469,296
Telephony	164,917	182,643
Total Primary Service Units (PSUs)	1,127,292	1,213,058
Total Customers	694,236	712,424

In July 2014, the cable division sold wireless spectrum licenses for $99 million; a pre-tax gain of $75.2 million was reported in the third quarter of 2014 in connection with these sales. The licenses had been purchased in the 2006 AWS Auction.
Television Broadcasting
Revenue at the television broadcasting division increased 19% to $87.4 million in the third quarter of 2014, from $73.5 million in the same period of 2013; operating income for the third quarter of 2014 was up 37% to $45.0 million, from $32.8 million in the same period of 2013. The increase in revenue and operating income is due to a $9.5 million increase in political advertising revenue and $4.7 million in increased retransmission revenues.
For the first nine months of 2014, revenue increased 17% to $261.4 million, from $222.6 million in the same period of 2013; operating income for the first nine months of 2014 increased 32% to $133.5 million, from $101.2 million in the same period of 2013. The increase in revenue and operating income is due to a $16.4 million increase in political advertising revenue, $9.5 million in incremental winter Olympics-related advertising revenue at the Company’s NBC affiliates and $14.0 million in increased retransmission revenues.
As a result of the Berkshire exchange transaction discussed above, the television broadcasting operating results exclude WPLG, the Company’s Miami-based television station, which has been reclassified to discontinued operations for all periods presented.
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
On July 3, 2014, the Company acquired a majority interest in Residential Healthcare Group, Inc. (Residential), the parent company of Residential Home Health and Residential Hospice, leading providers of skilled home health care and hospice services in Michigan and Illinois. The operating results of Residential are included in Other Businesses from the date of acquisition in the third quarter of 2014.

The increase in revenues for the third quarter and first nine months of 2014 is primarily due to newly acquired businesses in 2014 and 2013. The operating results for the third quarter and first nine months of 2014 were adversely impacted by increased long-term compensation expense at SocialCode.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office, the pension credit for the Company’s traditional defined benefit plan and certain continuing obligations related to prior business dispositions. In the first quarter of 2014, the corporate office implemented a Separation Incentive Program that resulted in early retirement program expense of $4.5 million, which is being funded from the assets of the Company’s pension plan. In the third quarter of 2014, the acceptance period for the Voluntary Retirement Incentive Program (VRIP) ended. As a result, the Company recorded $10.3 million in early retirement program expense and other related charges in the third quarter of 2014, a portion of which will be funded from the assets of the Company's pension plan. Excluding early retirement program expense, the total pension credit for the Company’s traditional defined benefit plan was $68.0 million and $28.4 million in the first nine months of 2014 and 2013, respectively.
Excluding the pension credit, early retirement program expense and other related charges, corporate office expenses increased in the first nine months of 2014 due primarily to higher compensation costs, expenses related to certain acquisitions and the Berkshire exchange transaction, and incremental costs associated with the corporate office headquarters move to Arlington, Virginia.
Equity in Earnings (Losses) of Affiliates
At September 30, 2014, the Company held a 16.5% interest in Classified Ventures, LLC (CV) and interests in several other affiliates. On October 1, 2014, the Company and the remaining partners in CV completed the sale of their entire stakes in CV. Total proceeds to the Company, net of transaction costs, were $408.5 million, of which $16.5 million will be held in escrow until October 1, 2015. The Company estimates a pre-tax gain of $393 million in connection with the sale that will be recorded in the fourth quarter of 2014.
The Company’s equity in earnings of affiliates, net, was $4.6 million for the third quarter of 2014, compared to $5.9 million for the third quarter of 2013. For the first nine months of 2014, the Company’s equity in earnings of affiliates, net, totaled $100.2 million, compared to $13.2 million for the same period of 2013.
The 2014 results include a pre-tax gain of $90.9 million from Classified Ventures’ sale of apartments.com in the second quarter of 2014.
Other Non-Operating Income (Expense)
The Company recorded total other non-operating income, net, of $64.5 million for the third quarter of 2014, compared to income of $8.1 million for the third quarter of 2013. The third quarter 2014 non-operating income, net, included a pre-tax gain of $75.2 million in connection with the Cable division's sale of wireless licenses. Third quarter 2014 non-operating income, net, also included $10.6 million in unrealized foreign currency losses and other items. The third quarter 2013 non-operating expense, net, included $7.9 million in unrealized foreign currency gains and other items.
The Company recorded non-operating income, net, of $465.9 million for the first nine months of 2014, compared to other non-operating expense, net, of $8.8 million for the same period of the prior year. The 2014 amounts included the pre-tax gain of $266.7 million in connection with the Company's exchange of Berkshire shares, a pre-tax gain of $127.7 million on the sale of the headquarters building, $75.2 million on the sale of wireless licenses and $2.6 million in unrealized foreign currency losses and other items. The 2013 non-operating income, net, included $9.4 million in unrealized foreign currency losses and other items.
Net Interest Expense
The Company incurred net interest expense of $8.8 million and $24.9 million for the third quarter and first nine months of 2014, respectively, compared to $8.6 million and $25.6 million for the same periods of 2013. At September 30, 2014, the Company had $448.8 million in borrowings outstanding at an average interest rate of 7.0%.
Provision for Income Taxes
The effective tax rate for income from continuing operations for the first nine months of 2014 was 26.7%, compared to 38.6% for the first nine months of 2013. The lower effective tax rate in 2014 largely relates to the Berkshire exchange transaction. The pre-tax gain of $266.7 million related to the disposition of the Berkshire shares was not subject to income tax as the exchange transaction qualifies as a tax-free distribution.

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
In the third quarter of 2014, Kaplan completed the sale of three of its schools in China that were previously included as part of Kaplan International. An additional school in China is expected to be sold by Kaplan in the fourth quarter of 2014. Income from continuing operations excludes these schools, which have been reclassified to discontinued operations, net of tax, for all periods presented.
Earnings (Loss) Per Share
The calculation of diluted earnings per share for the third quarter and first nine months of 2014 was based on 5,756,682 and 6,823,248 weighted average shares outstanding, respectively, compared to 7,336,752 and 7,315,971 for the third quarter and first nine months of 2013. At September 30, 2014, there were 5,793,160 shares outstanding and the Company had remaining authorization from the Board of Directors to purchase up to 159,219 shares of Class B common stock. The earnings per share computations for the third quarter and first nine months of 2014 were favorably impacted by the 1,620,190 common shares repurchased as part of the Berkshire exchange transaction.
Kaplan Higher Education (KHE) Regulatory Matters
The Department of Education (ED) published new higher education regulations on October 30, 2014, with an effective date of July 1, 2015. Among other things, the new regulations require that each educational program meet certain debt-to-earnings ratios. Programs that fail one of these proposed metrics multiple years in a row would become ineligible for Title IV aid. The new regulations also include revised requirements for program approval, public disclosure on certain outcomes (graduation, placement, repayment rates, and other consumer information) and a “certification” requirement that each program is included in the school’s accreditation grant and has the necessary programmatic level accreditation or approvals to allow graduates to get properly licensed in the occupation related to their field of study if required by the state in which the school is located. The Company is in the process of evaluating the new regulations to assess their impact on Kaplan programs and institutions. Some of the data needed to compute program eligibility under the new regulations are not readily accessible; graduate incomes would be compiled by the Social Security Administration. In addition, the continuing eligibility of programs for Title IV funding may be affected by factors beyond Kaplan’s control, such as changes in the actual or deemed income level of its graduates, changes in student borrowing levels, increases in interest rates, changes in the U.S. Federal poverty income level relevant for calculating one of the metrics and other factors. As a result, the ultimate outcome of the regulations' impact on Kaplan’s operations is uncertain. The new regulations will likely cause Kaplan to eliminate or limit enrollments in certain educational programs and could have a material adverse impact on KHE revenues, operating income, cash flows and the estimated fair value of the reporting unit.
Financial Condition: Capital Resources and Liquidity
Acquisitions, Dispositions and Exchanges
Acquisitions.  In the first nine months of 2014, the Company acquired seven businesses totaling $204.9 million, comprised of four businesses in other businesses, two businesses in Kaplan Test Prep, and one business in Kaplan Higher Ed. The purchase price allocation mostly comprised goodwill, other intangible assets, and other current assets on a preliminary basis. In the first nine months of 2013, the Company acquired five small businesses included in other businesses and in its education division; the purchase price allocation mostly comprised goodwill and other intangible assets.
On April 1, 2014, Celtic Healthcare acquired VNA-TIP Healthcare, a provider of home health and hospice services in Missouri and Illinois. On May 30, 2014, the Company completed its acquisition of Joyce/Dayton Corp., a Dayton, OH-based manufacturer of screw jacks and other linear motion systems. On July 3, 2014, the Company completed its acquisition of an 80% interest in Residential Healthcare Group, Inc., the parent company of Residential Home Health and Residential Hospice, leading providers of skilled home health care and hospice services in Michigan and Illinois. The operating results of these businesses are included in other businesses. The fair value of the redeemable noncontrolling interest in Residential Healthcare Group, Inc. was $18.8 million at the acquisition date, determined using a market approach. The minority shareholders have an option to put their shares to the Company starting in 2017, and the Company has an option to buy the shares of some minority shareholders in 2020 and the remaining minority shareholders in 2024.

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
Dispositions. In the third quarter of 2014, Kaplan completed the sale of three of its schools in China that were previously included as part of Kaplan International. An additional school is expected to be sold in the fourth quarter of 2014.
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
The Company’s income from continuing operations excludes the businesses described in dispositions and exchanges above, which have been reclassified to discontinued operations, net of tax.
Capital Expenditures
During the first nine months of 2014, the Company’s capital expenditures totaled $162.4 million. The Company estimates that its capital expenditures will be in the range of $235 million to $260 million in 2014.
Liquidity
At September 30, 2014, the Company had cash and cash equivalents, restricted cash and investments in marketable securities and other investments totaling $687.2 million, compared with $1,175.8 million at December 31, 2013. The decrease is from the Berkshire exchange transaction and other investing and financing activities, offset by asset sales and cash flows from operating activities.
As of September 30, 2014, the Company held investments in commercial paper totaling $50.0 million with original maturities of 91 to 180 days. The Company did not have any investments in commercial paper at December 31, 2013. For the nine months of 2014, these investments are presented in the Company's Condensed Consolidated Statements of Cash Flows as net cash used in investing activities.
The Company’s total debt outstanding of $448.8 million at September 30, 2014 included $398.2 million of 7.25% unsecured notes due February 1, 2019, $43.7 million of AUD 50 million borrowing and $6.9 million in other debt. The $43.7 million of AUD 50 million is classified as a current liability at September 30, 2014.
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
In July 2014, the cable division sold its wireless spectrum licenses for $99 million.
On October 1, 2014, the Company and the remaining partners completed the sale of their entire stakes in Classified Ventures. Total proceeds to the Company, net of transaction costs, were $408.5 million, of which $16.5 million will be held in escrow until October 1, 2015. The Company will record a pre-tax gain of approximately $393 million on the sale of its interest in Classified Ventures in the fourth quarter of 2014.
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
At September 30, 2014 and December 31, 2013, the Company had working capital of $249.6 million and $768.3 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and to a lesser extent borrowings supported by the Company's Credit Agreement. In management’s opinion, the Company will have sufficient liquidity to meet its various cash needs throughout 2014.
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

Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President-Finance, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following financial information from Graham Holdings Company Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2013, (iii) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: November 5, 2014	/s/ Donald E. Graham
Donald E. Graham, Chairman & Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2014	/s/ Hal S. Jones
Hal S. Jones, Senior Vice President-Finance (Principal Financial Officer)