Form 10-K
period 2014-12-31
Graham Holdings Co
filed 2015-02-27
CIK 104889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2014
Commission file number 1-6714
Graham Holdings Company
(Exact name of registrant as specified in its charter)

Delaware	53-0182885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 North 17th Street, Arlington, Virginia	22209
(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (703) 345-6300
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
Aggregate market value of the registrant’s common equity held by non-affiliates on June 30, 2014, based on the closing price for the Company’s Class B Common Stock on the New York Stock Exchange on such date: approximately $3,200,000,000.
Shares of common stock outstanding at February 20, 2015:
Class A Common Stock –  974,823 shares
Class B Common Stock –  4,849,741 shares
Documents partially incorporated by reference:
Definitive Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders
(incorporated in Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof).

GRAHAM HOLDINGS COMPANY 2014 FORM 10-K

PART I
Item 1. Business.
Graham Holdings Company (the Company) is a diversified education and media company. The Company’s Kaplan subsidiary provides a wide variety of educational services, both domestically and outside the United States (U.S.). The Company’s media operations comprise the ownership and operation of cable systems, television broadcasting (through the ownership and operation of five television broadcast stations), Slate and Foreign Policy magazines. In November 2014, the Company announced its intention to spin-off its cable operations to the Company’s stockholders.
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
The Company’s operations in geographic areas outside the U.S. consist primarily of Kaplan’s non-U.S. operations. During the fiscal years 2014, 2013 and 2012, these operations accounted for approximately 20%, 19% and 19%, respectively, of the Company’s consolidated revenues, and the identifiable assets attributable to non-U.S. operations represented approximately 14% and 11% of the Company’s consolidated assets at December 31, 2014 and 2013, respectively.
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
The following table presents revenues for each of Kaplan’s segments:

	Year Ended December 31
(in thousands)	2014	2013	2012
Kaplan Higher Education	$1,010,058	$1,080,908	$1,149,407
Kaplan Test Preparation	304,662	293,201	284,252
Kaplan International	840,915	783,588	741,826
Kaplan Corporate and Intersegment Eliminations	4,782	6,037	9,047
Total Kaplan Revenue	$2,160,417	$2,163,734	$2,184,532
Kaplan Higher Education
Kaplan Higher Education (KHE) provides a wide array of certificate, diploma and degree programs—on campus and online—designed to meet the needs of students seeking to advance their education and career goals.
In 2014, Kaplan’s U.S.-based KHE division included the following businesses: Kaplan University and KHE Campuses. Each of these businesses is described briefly below.
Kaplan University.  Kaplan University specializes in online education, is accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools and holds other programmatic accreditations. Most of Kaplan University’s programs are offered online, while some are offered in a traditional classroom format at 11 campuses in Iowa, Maine, Maryland and Nebraska, and four Kaplan University Learning Centers in four states. Kaplan University also includes Concord Law School, a fully online law school. At year-end 2014, Kaplan University had approximately 36,000 students enrolled in online programs and approximately 6,400 students enrolled in its classroom-based programs.
Also residing within Kaplan University is the School of Professional and Continuing Education (PACE). PACE offers a wide range of education solutions to assist professionals in advancing their careers by obtaining professional licenses, designations and certifications. This includes solutions for insurance, securities, mortgage and appraisal licensing exams and for advanced designations, such as CFA® and CPA exams. PACE serves more than 3,000 business-to-business clients, including more than 70 Fortune 500 companies. In 2014, approximately 482,000 students used PACE’s exam preparation offerings.

KHE Campuses.  At the end of 2014, the KHE Campuses business comprised 42 schools in 12 states that were providing classroom-based instruction to approximately 14,300 students, which did not include the approximately 6,400 students enrolled at Kaplan University’s on-ground campuses. Each of these schools is accredited by one of several regional or national accrediting agencies recognized by the U.S. Department of Education (ED).
During 2014, Kaplan ceased enrollment at its Atlanta (Bauder), Cleveland and Jacksonville ground campuses. In each case, KHE has taught and will continue to teach all courses in progress at the campuses until their completion. Revenues at these three campuses represented approximately 1.2% of KHE’s total revenues and 0.6% of Kaplan, Inc.’s total revenues for 2014. In 2014, Kaplan completed the teach-out of previously announced campus closures in Dearborn, MI, and Phoenix, AZ, and announced closures of Mount Washington College campuses in Portsmouth, Concord, Nashua and Salem, NH.
On February 15, 2015, Kaplan and KHE entered into an agreement to sell substantially all the assets of its KHE Campuses business, consisting of 38 nationally accredited ground campuses, and certain related assets. The transaction is subject to regulatory and accrediting agency approvals.
Program Offerings and Enrollment
Kaplan University and KHE Campuses offer certificate and degree programs in a variety of subject areas. Among them are the following:

Certificate	Associate’s	Bachelor’s	Master’s
•   Arts and Sciences

•   Business Management*+

•   Criminal Justice~

•   Education Studies*

•   Health Sciences

•   Information Systems and Technology*+

•   Legal and Paralegal Studies+

•   Nursing~+

•   Trades~

~certificate/diploma
*graduate certificate
+post-baccalaureate certificate

•   Arts and Sciences

•   Business/Management

•   Criminal Justice

•   Fire Safety and Emergency Management

•   Health Sciences

•   Information Systems and Technology

•   Legal and Paralegal Studies

•   Nursing

•   Public Administration

•   Arts and Sciences

•   Business/Management

•   Criminal Justice

•   Fire Safety and Emergency Management

•   Health Sciences

•   Information Systems and Technology

•   Legal and Paralegal Studies

•   Nursing

•   Political Science and Public
    and Environmental Policy

•   Arts and Sciences

•   Business/Management

•   Criminal Justice

•   Health Sciences

•   Education Studies

•   Information Systems and Technology

•   Legal and Paralegal Studies

•   Nursing

•   Public and Environmental Policy

Kaplan University and KHE Campuses enrollments by certificate and degree programs were as follows:

	At December 31
	2014	2013	2012
Certificate	20.6%	21.7%	23.2%
Associate’s	27.4%	29.7%	29.1%
Bachelor’s	34.2%	32.3%	33.8%
Master’s	17.8%	16.3%	13.9%
Total	100.0%	100.0%	100.0%
Financial Aid Programs and Regulatory Environment
Funds provided under the U.S. Federal student financial aid programs that have been created under Title IV of the U.S. Federal Higher Education Act of 1965, as amended (Higher Education Act), historically have been responsible for a majority of KHE revenues. During 2014, funds received under Title IV programs accounted for approximately $806 million, or approximately 80%, of total KHE revenues, and 37% of Kaplan, Inc. revenues. The Company estimates that funds received from students borrowing under third-party private loan programs comprised approximately 0.4% of KHE revenues. Beginning in 2008 and continuing through 2014, as the private loan market deteriorated, KHE provided loans directly to some Kaplan students under its third-party institutional loan program. Lending under Kaplan’s institutional loan program totaled approximately 0.1% of KHE revenues in 2014. Direct student payments, funds received under various state and agency grant programs and corporate reimbursement under tuition assistance programs accounted for most of the remaining 2014 KHE revenues. The significant role of Title IV funding in the operations of KHE is expected to continue.
Title IV programs encompass various forms of student loans and non-repayable grants. In some cases, the U.S. Federal government subsidizes part of the interest expense of Title IV loans. Subsidized loans and grants are only available to students who can demonstrate financial need. During 2014, about 82% of the approximate $806 million of Title IV funds received by KHE came from student loans, and approximately 18% of such funds came from grants.
Title IV Eligibility and Compliance With Title IV Program Requirements. To maintain eligibility to participate in Title IV programs, a school must comply with extensive statutory and regulatory requirements relating to its financial aid management, educational programs, financial strength, administrative capability, compensation practices, facilities, recruiting practices and various other matters. In addition, the school must be licensed, or otherwise legally authorized, to offer postsecondary educational programs by the appropriate governmental body in the state or states in which it is physically located or is otherwise subject to state authorization requirements, be accredited by an accrediting agency recognized by the ED and be certified to participate in the Title IV programs by the ED. Schools are required periodically to apply for renewal of their authorization, accreditation or certification with the applicable state governmental bodies, accrediting agencies and the ED. In accordance with ED regulations, some KHE schools operate individually, while others are combined into groups of two or more schools for the purpose of determining compliance with certain Title IV requirements, and each school or school group is assigned its own identification number, known as an OPEID number. As a result, as of the end of 2014, the schools in KHE have a total of 25 OPEID numbers. No assurance can be given that the Kaplan schools, or individual programs within schools, will maintain their Title IV eligibility, accreditation and state authorization in the future or that the ED might not successfully assert that one or more of such schools have previously failed to comply with Title IV requirements.
The ED may place a school on provisional certification status under certain circumstances, including, but not limited to, failure to satisfy certain standards of financial responsibility or administrative capability or upon a change in ownership resulting in a change of control. Provisional certification status carries fewer due process protections than full certification. As a result, the ED may withdraw an institution’s provisional certification more easily than if it is fully certified. In addition, the ED may subject an institution on provisional certification status to greater scrutiny in some instances, for example, when it applies for approval to add a new location or program or makes another substantive change. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution. As of December 31, 2014, no KHE OPEID is provisionally certified.
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
Student Default Rates.  A school may lose its eligibility to participate in Title IV programs if student defaults on the repayment of Title IV loans exceed specified rates, referred to as “cohort default rates.” The ED calculates a cohort default rate for each of KHE’s OPEID numbers. The schools in an OPEID number whose cohort default rate exceeds 40% for any single year lose their eligibility to participate in the U.S. Federal Pell Grant and Direct Loan programs for at least two fiscal years, effective 30 days after notification from the ED. The schools in an OPEID number whose cohort default rate equals or exceeds 30% for three consecutive years lose their Title IV eligibility to participate in the U.S. Federal Family Education Loan (FFEL), Direct Loan and U.S. Federal Pell Grant programs effective 30 days after notification from the ED and for at least two fiscal years. The schools in an OPEID number whose cohort default rate equals or exceeds 30% in two of the three most recent fiscal years for which rates have been issued by the ED may be placed on provisional certification by the ED.
The enactment in August 2008 of the U.S. Federal Higher Education Opportunity Act (HEOA), which reauthorized the Higher Education Act, changed the methodology used to calculate cohort default rates. Under the revised law, the period of time for which student defaults are tracked and included in the cohort default rate calculation was increased from two years to three years. This change increased the cohort default rates for most institutions. The change to the calculation period became effective with the calculation of institutions’ official three-year cohort default rates for the U.S. Federal fiscal year ending September 30, 2009; those rates were issued by the ED in 2012. The ED did not impose sanctions based on rates calculated under this new methodology until official rates for three consecutive years were fully calculated and issued by the ED, which occurred in September 2014. The three-year cohort default rate is the percentage of a school’s borrowers who enter repayment on certain FFEL or Direct Loan Program loans during a particular federal fiscal year, October 1 to September 30, and default or meet other specified conditions prior to the end of the second following fiscal year.

The revised law also increased the threshold for ending an institution’s participation in certain Title IV programs from 25% to 30% for three consecutive years, effective for three-year cohort default rates issued beginning in fiscal year 2012. In addition, the revised law changed the threshold for potential placement on provisional certification to 30% for two of the three most recent fiscal years for which the ED has published official three-year cohort default rates.
As mandated by the HEOA, schools receive only a three-year cohort default rate as the ED no longer calculates two-year rates.
The three-year cohort default rates for Kaplan University for the U.S. Federal fiscal years ending September 30, 2011 and 2010, were 20.4% and 26.2% respectively. The three-year cohort default rates for the remaining KHE reporting units for those U.S. Federal fiscal years ranged from 14.1% to 35.3% for 2010 and from 10.3% to 27.7% for 2011.
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
Kaplan has dedicated resources to help students who are at risk of default. Kaplan personnel contact students and provide assistance, which includes providing students with specific loan repayment information, lender contact information and debt counseling. Kaplan has also implemented a financial literacy and counseling program for current students and provides career counseling services. In addition, Kaplan implemented the Kaplan Commitment program in 2010, which provides first-time students with a risk-free trial period. Students who withdraw or are subject to dismissal during the risk-free trial period do not incur any significant financial obligation. However, no assurances can be given that these resources or programs will enable Kaplan’s schools to maintain cohort default rates below the thresholds for sanctions.
New Program Integrity Rulemaking
Negotiated Rulemaking. The ED convened a negotiated rulemaking committee for meetings between February and April 2014. The sessions focused on Program Integrity and Improvement requirements and included the following topics:

•	State authorization for programs offered through distance education or correspondence education;

•	Cash management of funds provided under the Title IV Federal student aid programs, including the use of debit cards and the handling of Title IV credit balances;

•	State authorization for foreign locations of institutions located in a state;

•	Clock to credit-hour conversion;

•	The definition of “adverse credit” for borrowers in the Federal Direct PLUS Loan Program; and

•	The application of the repeat coursework provisions to graduate and undergraduate programs.
We believe that the ED will likely reinstate the distance-education state authorization requirements and may require the online programs at Kaplan University and Mount Washington College to be registered in additional states. However, we cannot predict the ultimate scope and content of the regulations or their impact on our business.
Gainful Employment. In June 2011, the ED issued final regulations that tie an education program’s Title IV eligibility to whether the program leads to gainful employment (GE). On June 30, 2012, the U. S. District Court for the District of Columbia overturned most of the final regulations on gainful employment.
The ED convened a negotiated rulemaking committee in September 2013 to develop new proposed gainful employment regulations. A final regulation was released on October 31, 2014. The final regulation implements debt-to-earnings thresholds that, effective July 1, 2015, will require each program subject to the GE regulations (which are all of Kaplan’s programs) to show that its graduates’ debt payments on loans taken to attend the program are no more than specified percentages of annual or discretionary income. The ED will calculate this debt-to-earnings ratio using income information gained from the Social Security Administration and federal Title IV and private loan data provided by the schools. If a program’s graduates’ debt payments exceed 8% of the graduates’ mean and median annual earnings and 20% of the graduates’ mean and median discretionary earnings, the program will be placed on a warning status requiring certain disclosures to the public. Four consecutive years on a warning status will result in the program becoming ineligible for federal aid Title IV participation. If a program’s graduates’ debt payments exceed 12% of the graduates’ mean and median annual earnings and 30% of the graduates’ mean and median discretionary earnings, the program will fail the gainful employment test. If a program fails the test two times within three years, it will become ineligible for federal aid Title IV participation.

The regulation also includes revised requirements for program approval and public disclosure of certain outcomes (graduation, placement, repayment rates and other consumer information). In addition, the regulation includes a “certification” requirement that each program be included in the school’s accreditation grant and have programmatic level accreditation if required for licensure in the occupation. This “certification” requirement may have a material negative impact on Kaplan University’s Concord Law School's Juris Doctor program, which accounted for less than 0.1% of KHE 2014 revenue. Because it is completely online, that program does not have accreditation necessary to allow graduates to take the Bar Exam in any state other than California. Accordingly, unless the ED provides guidance that narrows the rule as written, Concord may be required to cease enrollments in multiple states.
Some of the data needed to compute program eligibility under the regulatory language are not readily accessible, including graduate incomes, which will be compiled by the Social Security Administration. In addition, the continuing eligibility of programs for Title IV funding may be affected by factors beyond Kaplan’s control, such as changes in the actual or deemed income level of its graduates, changes in student borrowing levels, increases in interest rates, changes in the U.S. Federal poverty income level relevant for calculating one of the proposed metrics and other factors. As a result, the ultimate outcome of GE regulations and their impact on Kaplan’s operations are still uncertain. Kaplan is making efforts to mitigate the potential negative impact of GE. These efforts include increasing career services support, implementing financial literacy counseling, creating program-specific tuition reductions and scholarships, and revising the pricing model to implement a tuition cap for at-risk programs. Although Kaplan is taking these and other steps to address compliance with GE regulations, there can be no guarantee that these measures will be adequate to prevent a material number of programs from either failing the GE tests or being put on warning status. This could cause Kaplan to eliminate or limit enrollments in certain educational programs at some or all of its schools, result in the loss of student access to Title IV programs and have a material adverse effect on KHE's revenues, operating income, cash flows and the estimated fair value of the reporting unit.
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
The 90/10 Rule.  Under regulations referred to as the 90/10 rule, a KHE school would lose its eligibility to participate in Title IV programs for a period of at least two fiscal years if the institution derives more than 90% of its receipts from Title IV programs, as calculated on a cash basis in accordance with the Higher Education Act and applicable ED regulations, in each of two consecutive fiscal years. An institution with Title IV receipts exceeding 90% for a single fiscal year would be placed on provisional certification and may be subject to other enforcement measures. The 90/10 rule calculations are performed for each OPEID unit. The largest OPEID reporting unit in KHE in terms of revenue is Kaplan University, which accounted for approximately 73% of the Title IV funds received by the division in 2014. In 2014, Kaplan University derived less than 81% of its receipts from the Title IV programs, and other OPEID units derived between 65% and 91% of their receipts from Title IV programs. Kaplan's Cleveland ground campus is the only OPEID that received more than 90% of its receipts in 2014 from Title IV programs, which was due in part to the announced closure of the school. Kaplan expects that all courses in progress at the Cleveland location will be completed by the end of the first quarter of 2015, at which time all operations at the campus will cease. In 2013, Kaplan University derived less than 81% of its receipts from Title IV programs, and other OPEID units derived between 69% and 89% of their receipts from Title IV programs.
A majority of KHE students are enrolled in certificate and associate’s degree programs. Revenue from certificate and associate’s degree programs is composed of a higher percentage of Title IV funds than is the case for revenue from KHE’s bachelor’s and other degree programs. KHE is taking various measures to reduce the percentage of its receipts attributable to Title IV funds, including modifying student payment options; emphasizing direct-pay and employer-paid education programs; encouraging students to evaluate carefully the amount of their Title IV borrowing; eliminating some programs; cash-matching; and developing and offering additional non-Title IV-eligible certificate preparation, professional development and continuing education programs. Kaplan has taken steps to ensure that revenue from programs acquired by a KHE campus is eligible to be counted in that campus’ 90/10 calculation. However, there can be no guarantee that the ED will not challenge the inclusion of revenue from any acquired program in KHE’s 90/10 calculations or will not issue an interpretation of the 90/10 rule that would exclude such revenue from the calculation. Absent the adoption of the changes mentioned above, and if current trends continue, management estimates that in 2015, three of the KHE Campuses’ OPEID units, representing approximately 2.6% of KHE’s 2014 revenues, could have a 90/10 ratio over 90%. As noted above, Kaplan is taking steps to address compliance with the 90/10 rule; however, there can be no guarantee that these measures will be adequate to prevent the 90/10 ratio at some or all schools from exceeding 90% in the future.
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
Standards of Financial Responsibility. An institution participating in Title IV programs must maintain a certain level of financial responsibility as determined under the Higher Education Act and under ED regulations. The ED measures an institution’s financial responsibility by compiling a composite score ranging from 0 to 3.0, pursuant to a formula that incorporates various financial data from annual financial statements submitted to the ED. If an institution fails to achieve a composite score of 1.5 or fails to comply with other financial responsibility standards, the ED may place conditions on the institution’s participation in the Title IV programs and may require the institution to submit to the ED a letter of credit in an amount of from 10% to 50% of the institution’s annual Title IV participation for its most recent fiscal year. For the 2014 fiscal year, Kaplan expects KHE to have a composite score of 2.77, based on its own assessment using ED methodology. However, the ED will make its determination once it receives and reviews Kaplan’s audited financial statements for the 2014 fiscal year.
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
Although Kaplan endeavors to comply with the administrative capability requirements, Kaplan cannot guarantee that it will continue to comply with the administrative capability requirements or that its interpretation or application of the relevant rules will be upheld by the ED or other agencies or upon judicial review.
State Authorization. Kaplan’s institutions and programs are subject to state-level regulation and oversight by state licensing agencies, whose approval is necessary to allow an institution to operate and grant degrees or diplomas in the state. State laws may establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and responsibility and other operational matters. Institutions that participate in Title IV programs must be legally authorized to operate in the state in which the institution is physically located or is otherwise subject to state authorization requirements.
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
The ED regulations that became effective on July 1, 2011, expanded the requirements for an institution to be considered legally authorized in the state in which it is physically located for Title IV purposes. In some cases, the regulations required states to revise their current requirements and/or to license schools in order for institutions to be deemed legally authorized in those states and, in turn, to participate in the Title IV programs. If a state's requirements are found not to be in compliance with these ED regulations or if KHE institutions do not receive state approvals where necessary, the institutions could be deemed to lack the state authorization necessary to participate in the Title IV programs and be subject to loss of Title IV eligibility, repayment obligations and other sanctions. Due to an exemption, Kaplan University’s home state of Iowa does not require Kaplan University to be registered in Iowa. However, to comply with the law, Kaplan University was granted affirmative registration in Iowa. Kaplan believes that all of Kaplan University’s and KHE’s campuses currently meet the ED requirements to be considered legally authorized to provide the programs they offer in the states in which the campuses are located. The ED has stated that it will not publish a list of states that meet, or fail to meet, the state authorization requirements, and it is uncertain how the ED will interpret these requirements in each state.
In addition, the ED regulations that took effect on July 1, 2011, required institutions offering postsecondary education to students through distance education in a state in which the institution is not physically located, or in which it is otherwise subject to state jurisdiction as determined by the state, to meet any applicable state requirements for it to be legally offering postsecondary distance education in that state. In June 2012, the U.S. Court of Appeals for the District of Columbia vacated the regulations with respect to distance education. Between February and April 2014, the ED convened a negotiated rulemaking committee to develop proposed regulations on a variety of topics that included state authorization for programs offered through distance education or correspondence education. While no new regulations have been issued, we believe that this process will ultimately result in new distance-education state authorization requirements that may require Kaplan University and Mount Washington College to be registered in additional states. If Kaplan is unable to obtain the required approvals for distance-education programs, then Kaplan students residing in the state for which approval was not obtained may be unable to receive Title IV funds, which could have a material adverse effect on Kaplan’s business and operations.
Congressional Reauthorization of Title IV Programs. All of the Title IV programs are subject to periodic legislative review and reauthorization. In addition, while Congress historically has not limited the amount of funding available for the various Title IV student loan programs, the availability of funding for the Title IV programs that provide for the payment of grants is primarily contingent upon the outcome of the annual U.S. Federal appropriations process. Congress also can make changes in the laws affecting Title IV programs in those annual appropriations bills and in other laws it enacts between Higher Education Act reauthorizations. In 2008, the Higher Education Act was reauthorized through September 2014. The Senate Health, Education, Labor and Pensions Committee (HELP) and the House Education and the Workforce Committee have held a series of hearings on reauthorization of the Higher Education Act, but it is not known when Congress will make changes to that statute or to other laws affecting U.S. Federal student aid.
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
Other committees of Congress have also held hearings addressing, among other things, the standards and procedures of accrediting agencies, credit hours and program length and the portion of U.S. Federal student financial aid going to for-profit institutions, and enrollment of active-duty military personnel and veterans. In addition, concerns generated by congressional or other activity or media reports may adversely affect enrollment in for-profit educational institutions.
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
On July 16, 2013, the ED notified KHE that it would conduct a remote program review known as a “desk audit” with respect to the KHE’s Houston campus. The Department’s staff did not visit the campus, but instead reviewed information and data from its offices. The ED indicated that the period under review was 2008 through 2013 and focused on the admission and qualification of Ability to Benefit (ATB) students, who are students without proof of graduation from high school or its equivalent. Consistent with broader KHE policy, the Houston campus has not accepted ATB students since 2009. In May 2014, the ED issued a Final Program Review Determination with no finding of any violations.
From July 21, 2014, through July 25, 2014, the ED conducted a program review of KHE’s Mount Washington College. The review resulted in an expedited Final Program Review letter that made certain findings of non-compliance. Mount Washington College corrected and resolved all findings prior to the Final Program Review letter, and there was no material liability or impact to the campus operations. This program review is now closed.
On January 22, 2015, the ED announced that it will conduct a program review of Kaplan University, beginning on February 23, 2015. On February 19, 2015 the ED notified KHE that it will conduct a program review at KHE’s San Antonio, TX location, beginning in March 2015. The reviews will assess Kaplan’s administration of its Title IV, HEA programs and will initially focus on the 2013 to 2014 and 2014 to 2015 award years. Kaplan cannot at this time predict the outcome of this review, when it will be completed or any liability or limitations that the ED may place on Kaplan University or KHE San Antonio as a result of these reviews.
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
In March 2011, Kaplan University’s institutional accreditor, the Higher Learning Commission of the North Central Association of Colleges and Schools (HLC), sent a request to Kaplan University asking for documents and a report detailing Kaplan University’s admissions practices and describing Kaplan University’s compliance with HLC Core Components and Policies. Kaplan University complied with this request on April 29, 2011. Kaplan University provided additional information to the HLC in response to follow-up requests received throughout 2012 and 2013. In February 2014, HLC conducted a focused visit of Kaplan University’s compliance with HLC standards that were part of the original inquiry. After a multi-day on-site review and multiple interviews, the peer review team and HLC’s oversight body issued a final report in July 2014 finding no violations of accreditation standards.

In an effort to streamline campus accreditation requirements and overall campus management, the KHE Campuses business changed the accreditor of many of its nationally accredited campuses in order to have these institutions accredited by one accrediting agency, the Accrediting Council for Independent Colleges and Schools (ACICS). As of December 2014, ACICS has accredited all of the KHE campuses. However, the ED must approve the change of accreditors for Title IV purposes. While the ED has already approved most of the schools’ accreditation changes, a few remained outstanding at the end of 2014. Schools are required to carry both accreditors (ACICS and the legacy accreditor) until ED approval of the change is final.
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
Test Preparation
In 2014, Kaplan Test Preparation (KTP) included test preparation businesses in pre-college, graduate, health and bar review, as well as new businesses in new economy skills training (NEST) and in career advising. KTP also published test preparation and other books through its Kaplan Publishing business. Each of these businesses is discussed below.
Test Preparation.  KTP’s pre-college and graduate businesses prepare students for a broad range of college and graduate school admissions examinations, including the SAT, ACT, LSAT, GMAT, MCAT and GRE. KTP’s health business prepares students for medical and nursing licensure exams, including the USMLE and NCLEX. Kaplan Bar Review offers full-service bar review in 50 states and the District of Columbia, as well as review for the multistate portion of the bar exam nationwide.
KTP delivers courses at numerous venues throughout the U.S., Canada, Puerto Rico, Mexico and London. These courses are taught at more than 70 KTP-branded locations and at numerous other locations such as hotels, high schools and universities. KTP also offers courses online, typically in a live online classroom or a self-study format. Private tutoring services are provided in person in select markets and online throughout the U.S. In addition, KTP licenses material for certain of its courses to third parties and to a Kaplan affiliate, which, during 2014, delivered courses at 61 locations in 25 countries outside the U.S. KTP also offers college admissions examination preparation courses and materials directly to high schools and school districts.
During 2014, KTP enrolled approximately 410,000 students in its courses, including more than 175,000 enrolled in online programs.
New Economy Skills Training. In 2014, KTP entered the NEST market in New York, California and Illinois with two offerings. The acquisition of Dev Bootcamp (Bootcamp Education Inc.) established KTP as a leader in software developer bootcamps, which are programs that provide students with job-ready computer coding skills. KTP also launched Metis, offers data science and plans to offer marketing and other NEST programs.
Publishing.  Kaplan Publishing focuses on print test preparation resources sold through retail channels. At the end of 2014, Kaplan Publishing had more than 550 products available in print and digital formats, including more than 325 digital products.
Kaplan International
Kaplan International operates businesses in Europe and the Asia Pacific region. Each of these businesses is discussed below.
Europe.  In Europe, Kaplan International operates the following businesses, all of which are based in the U.K. and Ireland: Kaplan UK, Kaplan International Colleges (KIC) and a set of higher education institutions.

The Kaplan UK business in Europe is a provider of training, test preparation services and degrees for accounting and financial services professionals, including those studying for ACCA, CIMA and ICAEW qualifications. In addition, Kaplan UK provides legal and professional training. In 2014, Kaplan UK provided courses to approximately 65,000 students, of whom 48,000 were dedicated to accounting and financial services coursework. Kaplan UK is headquartered in London, England, and has 27 training centers located throughout the U.K.
The KIC business comprises a university pathways business and an English-language training business. The university pathways business offers academic preparation programs especially designed for international students who wish to study in English-speaking countries. In 2014, university preparation programs were being delivered in Australia, China, Nigeria, Singapore, the U.K. and the U.S., servicing 13,000 students in partnership with 44 universities.
The English-language business provides English-language training, academic preparation programs and test preparation for English proficiency exams, principally for students wishing to study and travel in English-speaking countries. KIC operates a total of 43 English-language schools, with 22 located in the U.K., Ireland, Australia, New Zealand and Canada, and 21 located in the U.S., where they operate under the name Kaplan International Centers. During 2014, the English-language business served approximately 59,000 students for in-class English-language instruction provided by Kaplan.
Kaplan also operates three higher education institutions in Europe, located in the U.K. and Ireland. These institutions are Dublin Business School, Holborn College and Kaplan Open Learning. At the end of 2014, these institutions enrolled an aggregate of approximately 7,200 students.
Certain Kaplan International businesses serve a significant number of international students; therefore, the ability to sponsor students from outside the European Economic Area (EEA) and Switzerland to come to the U.K. is critical to these businesses. Pursuant to regulations administered by the United Kingdom Visa and Immigration Department (UKVI), KIC’s university pathways business, Holborn College and Kaplan Financial Limited are required to hold or operate Tier 4 sponsorship licenses to permit international students to come to the U.K. to study the courses they deliver. All of KIC’s English-language schools also have Tier 4 licenses to enable them to teach international students, although, in general, students studying the English language can choose to enter the U.K. on a student visitor visa as opposed to a Tier 4 visa.
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
For Kaplan UK, both Kaplan Financial Limited and Holborn College have applied for renewal of HTS status and already hold Educational Oversight accreditation. Kaplan Financial recently received its renewal. Holborn College is awaiting the results of its application following processing delays at the UKVI. Holborn’s application is at higher risk as the Course Completion measure was not met. Holborn gained “commendable progress” status in its last Educational Oversight Annual Monitoring. Kaplan Financial Limited gained “acceptable progress” in the same review. Both Kaplan Financial and Holborn College have already successfully renewed their underlying Tier 4 licenses for the period 2013 to 2017.
On December 15, 2011, the U.K. Border Authority (UKBA) conducted a compliance review at Kaplan UK’s Borough High Street Centre in London, England. The review focused on Kaplan UK’s compliance with regulations regarding Tier 4 students, who are non-EEA adult students, seeking to study in the U.K. Kaplan UK fully cooperated with this inquiry, and on October 18, 2012, the UKBA revisited the site to ensure that the changes that Kaplan UK had stated were being implemented had taken place. The UKBA provided verbal communication that the agency was satisfied with the changes that had been made and with the information reviewed. The UKVI has now taken over the UKBA’s responsibilities for international student immigration. The UKBA also confirmed that its compliance review was complete. Kaplan UK, therefore, has continued to meet the UKVI requirements throughout 2014.
With respect to KIC’s businesses in the U.K., the pathways group of colleges continues to retain HTS status and Educational Oversight accreditation, and all gained the status of “commendable progress” in the Quality Assurance Agency Educational Oversight Annual Monitoring. All of the English-language schools have HTS status and have completed annual monitoring achieving “exceeded expectations” from the Independent Schools Inspectorate. One of the most recent embedded pathways colleges within the University of West of England, which is currently under the host university’s Tier 4 sponsor license and HTS status, obtained Educational Oversight in 2014. The pathway college at the University of Brighton now issues its own CAS as a branch of KICL and will be able to apply for HTS status in March 2015 under now-current Tier 4 sponsor guidance. KIC was the first multiple group to undergo and achieve educational oversight in April 2012. KIC has continued to maintain a favorable track record in its HTS renewals, maintaining high scores in the core measurable requirements. Ten of the colleges completed their HTS renewals in summer 2013. Two colleges submitted their applications for renewal, but have not yet received the results of their applications because of processing delays at the UKVI. Three other colleges will undergo their HTS renewals in February 2014 and have met core HTS measurable requirements. All Tier 4 licenses were granted with expiry in 2017.
Changes continue to be made to U.K. immigration rules. The UKVI continues to tighten the regulations around sponsoring students from outside the EEA and Switzerland. Changes over the past three years have included the introduction of a rule that restricts to five years the time a sponsored student can spend studying at or above degree level in the U.K. The post-study work visa, which permitted postgraduate students to work in the U.K. without being sponsored, was closed to new applicants. In addition, sponsored students who do not attend an institution that qualifies as a Higher Educational Institution (HEI), which includes students attending Kaplan UK’s colleges, are no longer permitted to work part time while studying. In 2013, the biggest change was the introduction of a new screening process called a “Credibility Check” for potential students. This interview process can affect the number of visa refusals Kaplan International’s businesses receive, which is a risk factor for loss of the relevant license. However, Kaplan International has not experienced a significant increase in visa refusals. Since the introduction of the Points-Based System in 2009, all Tier 4 students are subject to strict checks pre and post arrival, including verification that their qualifications are genuine, confirmation that the students maintain a good attendance record and that they can be contacted at all times, and verification that they have academic progression and that their visa is valid at all times while they are present in the U.K. Failure to meet these requirements obliges Kaplan International to withdraw sponsorship and report these students to the UKVI. In 2014, there were additional changes to the UKVI rules, including a significant tightening of the core measurable in respect of visa refusals. Effective November 1, 2014, no more than 10% of the students to whom a CAS is issued by an HTS sponsor can have their visa refused. Formerly, the limit was set at 20%. This may impact KI’s language schools, which sometimes exceed the 10% limit, given the very small number of CASs issued by these schools. However, the UKVI has also given itself the ability to exercise special discretion for any HTS sponsors who issue 50 or fewer CASs. Each of the potentially affected schools issues fewer than 50 CASs per year. In addition, in 2014, further restrictions were placed on approved Secure English Language Tests whereby students are no longer permitted to submit either the TOEFL or TOEIC qualifications. Academic service providers are required to have rigorous processes to verify all English language test certificates. The introduction of revised immigration rules has negatively impacted Kaplan UK’s enrollment rate in relation to students from outside the EEA and Switzerland.
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
Asia Pacific. In the Asia Pacific region, Kaplan operates businesses primarily in Singapore, Australia, New Zealand, Hong Kong and China.
In Singapore, Kaplan operates three business units: Kaplan Higher Education, Kaplan Financial and Kaplan Professional. During 2014, the Higher Education and Financial divisions served more than 20,000 students from Singapore and 4,000 students from other countries throughout Asia and Western Europe. Kaplan Professional provided short courses to approximately 19,000 professionals, managers, executives and businesspeople in 2014.
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
In Australia, Kaplan delivers a broad range of financial services programs, as well as higher education and professional development courses. In 2014, this business provided courses to approximately 20,000 students through classroom programs and to more than 27,000 students through online or distance-learning programs.
Kaplan Australia’s English-language and pathways business is part of KIC, which operates across seven locations in Australia and one location in New Zealand, teaching more than 7,000 students per year. Also included in this division are Murdoch Institute of Technology and Bradford College, which continue to offer pathways education for students wishing to enter Murdoch University in Perth and the University of Adelaide, respectively.

The Vocational Education business of Kaplan Australia includes Kaplan Professional (KP) and Franklyn Scholar. KP offers financial services education programs and continuing professional development courses primarily to a business-to-business market, including major financial institutions. In 2014, a segment of the Kaplan Australia higher education business, Kaplan Online Higher Education (KOHE) was operationally restructured into KP. This has resulted in KP offering a fuller range of specialized courses and programs of study in financial services to our students, ranging from vocational education to higher education (up to and including master’s level degrees), and ongoing professional development qualifications. Approximately 27,000 students are taught through KP each year. Franklyn Scholar offers a wide range of custom-developed programs to corporate clients at the vocational education level. More than 11,000 students are taught through Franklyn Scholar each year.
The other segment of the higher education business of Kaplan Australia is comprised of Kaplan Business School (KBS), which offers diploma, bachelor’s and master’s degree programs in business, management, hospitality and tourism and accounting. KBS operates in four states in Australia and online, teaching approximately 1,400 students each year.
In Hong Kong, Kaplan operates three business units: Kaplan Financial, Kaplan Language Training and Kaplan Higher Education, serving more than 8,000 students annually.
Kaplan Hong Kong’s Financial division delivered preparatory courses to more than 5,000 graduates and business executives wishing to take professional qualifications in accountancy (ACCA, HKICPA, CIMA, CTA) and financial markets designations (CFA, LE, CIAI, FRM).
Hong Kong’s Language Training division offers both full-time and part-time programs to more than 2,000 students studying degrees from bachelors and masters through to doctorate level.
In 2013, enrollment in Kaplan Business and Accountancy Schools’ Higher Diploma program were suspended due to declining market opportunity in this segment; however Kaplan launched a proprietary pre-college diploma program in 2014.
In August 2014, Kaplan entered into agreement in China to sell both its ACCA training programs business and four schools that deliver university preparation programs. Final local transfer mechanics were completed in January 2015. Kaplan continues to retain franchise arrangements with third parties in China to deliver programs.
In June 2014, Kaplan Holdings Limited (Hong Kong) signed a joint venture agreement with CITIC Press Corporation. Under the terms of the agreement, the parties have now incorporated a joint venture company, Kaplan CITIC Education Co. Limited, which is 49% owned by Kaplan Holdings Limited. The joint venture company will undertake training consultancy and related businesses in China.
Each of Kaplan’s international businesses is subject to unique and often complex regulatory environments in the countries in which they operate. The degree of consistency in the application and interpretation of such regulations can vary significantly in certain jurisdictions, which can make compliance challenging. No assurance can be given that Kaplan will be able to comply with foreign regulations, and failure to do so could materially and adversely affect Kaplan's operating results.
Cable Operations
Through its subsidiary Cable One, Inc. (Cable ONE), the Company owns and operates cable systems that provide video, Internet and voice service to subscribers in 19 midwestern, western and southern states. At the end of 2014, Cable ONE provided cable service to approximately 451,217 video subscribers, representing about 31% of the 1,470,336 homes passed by the systems, had approximately 488,454 subscriptions to high-speed data (HSD) service and 149,513 subscriptions to VoIP (digital voice) service. As previously noted, the Company has announced its intention to spin-off Cable ONE, holding the cable operations described herein, to the Company’s stockholders.
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
Franchising. Cable ONE’s cable systems are required to obtain franchises from state or local governmental authorities to operate. Those franchises typically are nonexclusive and limited in time, contain various conditions and limitations and provide for the payment of fees to the local authority, determined generally as a percentage of revenues. Failure to comply with any of the terms and conditions of a franchise may give rise to rights of termination by the franchising authority. The U.S. Federal Communications Commission (FCC) has adopted rules designed to expedite the process of awarding competitive franchises and relieving applicants for competing franchises of some locally imposed franchise obligations. This development, which is especially beneficial to new entrants, is expected to continue to accelerate the competition Cable ONE is experiencing in the video service marketplace.
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
In other cases, Cable ONE has been required to provide consideration to broadcasters to obtain retransmission consent, such as commitments to carry other program services offered by a station or an affiliated company, to purchase advertising on a station or to provide advertising availabilities on cable to a station, or to provide cash compensation. This development results in increased operating costs for cable systems, which ultimately increases the rates cable systems charge subscribers. Recent public retransmission consent disputes between broadcasters and cable providers may prompt the FCC or Congress to impose new requirements in this area, which could affect Cable ONE's business. In 2014, for example, the FCC amended its rules governing “good faith” retransmission consent negotiations to prohibit most jointly negotiated retransmission consent agreements. The FCC’s decision, however, is on appeal. Congress also has directed the FCC to commence a rulemaking regarding good faith retransmission consent negotiations. Cable ONE cannot predict the outcome of these ongoing proceedings.
Pole Attachments. U.S. Federal law requires most telephone and power utilities to charge reasonable rates to cable operators for utilizing space on utility poles or in underground conduits. In May 2010 and again in April 2011, the FCC adopted new requirements relating to pole access and construction practices that were expected to improve the ability of cable operators to attach to utility poles on a timely basis and to lower the pole attachment rate for telecommunications services. In October 2013, the U.S. Supreme Court declined to review a lower court’s decision to uphold the FCC’s pole attachment regulations. The Company cannot predict the extent to which these and other rule changes will affect its ability over time to secure timely access to poles at reasonable rates. As a general matter, changes to Cable ONE’s pole attachment rate structure could significantly increase its annual pole attachment costs.
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
“Over-the-Top” Video Programming. The continued proliferation of broadband services in the U.S. has enabled cable programmers, broadcast television stations and others to “stream” video content to consumers over the Internet. Although the Company has benefited generally from the growth in broadband because of its role as a provider of broadband services, the continued and growing availability of cable programming and broadcast television content on the Internet may result in less demand for the Company’s cable service offering. Some providers of cable service are marketing their own version of “over-the-top” video programming, thus enabling their subscribers to access cable programming outside of their home or business. In addition, online video distributors and other over-the-top video distributors have begun to stream broadcast programming over the Internet.

Broadcasters have challenged this practice, and in June 2014, the Supreme Court determined that such streaming requires the consent of the applicable copyright owner. In December 2014, the FCC opened a proceeding concerning how over-the-top providers should be classified for the purposes of the FCC’s rules. The Company cannot predict how widespread these practices may become or the extent to which the integrated functionality and ease of use of the cable platform will continue to appeal to the majority of its subscribers. Cable ONE will be purchasing set-top devices that will allow its customers to access Internet content on their televisions.
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
The FCC is in the process of preparing to auction additional spectrum, including spectrum currently in the television broadcast band, for use by wireless broadband providers. These rules will provide for both the auction of spectrum and a “repacking,” whereby the FCC would require certain broadcast stations to move to new channel allotments so as to free up a nationwide block of spectrum for wireless broadband use. The availability of more spectrum to enable wireless video services over time will create additional competitive alternatives to cable services. The FCC has indicated the incentive auction will take place in early 2016, but the Company cannot predict when this will occur or the effect it may have on Cable ONE.
Set-Top Boxes. Congress, the FCC and other government agencies have been developing and implementing regulations for some time that affect the types of set-top boxes that cable operators can lease or deploy to their subscribers. In 2010, for example, the FCC initiated a regulatory proceeding to consider whether it should require all multichannel video program distributors, which include cable operators, to develop and provide a new, universal set-top box solution that allows access to both online and traditional video.
In 2011, the FCC initiated a rulemaking proceeding to review a rule prohibiting encryption of the basic service tier. In 2012, the FCC amended its rules to allow cable operators to encrypt the basic service tier in all-digital cable systems if they comply with certain consumer-protection measures.
Also in 2012, the FCC clarified and waived until June 2, 2014, the “open industry standard” that requires cable set-top boxes to include a recordable, Internet Protocol (IP)-based output. In April 2014, the FCC found that a further waiver of the IP-based output rule until June 1, 2015, is appropriate. Although these requirements are expected to impose costs on cable operators, they now have additional time in which to comply.
In January 2013, the Department of Energy tentatively designated set-top boxes and network equipment as covered consumer products and proposed to adopt a new test procedure for set-top boxes as part of its Energy Conservation Program for Consumer Products and Certain Commercial and Industry Equipment. Imposing energy conservation regulations on cable industry products could impede innovation and upgrades in set-top boxes and be costly to the cable industry. In September 2013, a representative group of pay-TV providers (not including Cable ONE), consumer electronics companies and energy advocates announced a Voluntary Agreement for Ongoing Improvement to the Energy Efficiency of Set-Top Boxes, which established a five-year written commitment to continue improvements in the energy efficiency of set-top boxes. In light of this agreement, in December 2013, the Department of Energy withdrew its proposed rules to designate set-top boxes and network equipment as a covered product and to establish a test procedure for set-top boxes, but stated that it would consider reinitiating the rulemaking. The Company cannot predict when, whether or to what extent any of the issues will be resolved or how they will affect its operations.
Disability Access. In September 2010, Congress passed the Twenty-First Century Communications and Video Accessibility Act (CVAA). The CVAA directs the FCC to impose additional accessibility requirements on cable operators. For example, cable operators that serve 50,000 or more subscribers must provide 50 hours of video description per calendar quarter, during prime time or on children’s programming, on each channel on which they carry one of the top-five national nonbroadcast networks. In addition, cable operators of all sizes must pass through video description that is provided for each broadcast station or nonbroadcast network that they carry. Compliance imposes certain costs on the Company. The CVAA also directs the FCC to adopt rules to help ensure that persons with disabilities have access to video programming and related information. In October 2013, the FCC adopted a requirement that equipment used by consumers to access video programming and other services offered by cable operators make on-screen text menus and guides for the display or selection of video programming audibly accessible to individuals who are blind or visually impaired. The compliance deadline for these new rules is December 2016 (subject to certain exceptions). In October 2013, the FCC also initiated a proceeding to consider additional rules. The Company cannot predict the extent to which these new requirements may impose new costs on the Company.
Other Requirements. The FCC regulates various other aspects of cable operations, including certain terms for commercial leased access, signal leakage, distant broadcast station signals and technical standards. The Company cannot predict whether, when or to what extent changes to these and other regulations may affect its operations or costs.
Internet Access Services
Broadband Internet access service, which Cable ONE currently offers on virtually all of its cable systems, has been classified as an “information service” in the U.S. As a result, Internet access service has not been subject to the full panoply of regulations that applies to “cable services” or “telecommunications services” under the U.S. Federal Communications Act of 1934, as amended (the Communications Act), nor is it subject to state or local government regulation. However, on February 26, 2015, the FCC voted to use its Title II authority to regulate broadband services. The FCC stated that broadband Internet access service would be considered an interstate service subject to Federal, but not state or local government, regulation.
The FCC stated that it would forbear from imposing certain regulations under Title II, particularly tariffing and unbundling requirements, on providers of broadband Internet access service. Thus, Cable ONE will not be subject to tariffing and unbundling requirements that apply to traditional telephone companies. Regulations that distinguish between interference with subscriber access and reasonable network management are evolving and, over time, could begin to interfere with Cable ONE’s ability to manage its network or provide services to its subscribers. In 2010, the FCC imposed certain “net neutrality” obligations on providers of broadband Internet access services. In January 2014, a Federal court vacated the anti-discrimination and anti-blocking requirements of the FCC’s net neutrality obligations, but left the disclosure requirements in place. The Company cannot predict how the February 26, 2015 action by the FCC or any further legal, regulatory or legislative action with respect to net neutrality or other matters will impact the Company. Imposition of new net neutrality obligations could cause Cable ONE to incur certain compliance costs.
Broadband Internet access service is subject to many of the same U.S. Federal and state privacy laws that apply to other electronic communications. These include Section 222 of the Communications Act, which governs customer proprietary network information; the U.S. Federal Electronic Communications Privacy Act, which addresses interceptions of electronic communications that are in transit; the Stored Communications Act, which addresses acquisitions of electronic data in storage; and other Federal and state privacy laws and regulations. As the collection and use of consumer data become more prevalent in the communications industry, the Company’s compliance obligations may grow. The Company cannot predict whether, when or to what extent these obligations may impose costs on Cable ONE’s business.
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
Emergency 911 Services. The FCC has ruled that an interconnected VoIP service provider that enables its customers to make calls to and receive calls from people who use the public switched telephone network must provide its customers with the same enhanced 911 (E911) features that traditional telephone and wireless companies are obligated to provide. This requirement was upheld on appeal. The FCC is currently assessing whether additional rules related to the provision of E911 services by interconnected VoIP service providers should be adopted. For example, in February 2014, the FCC issued a notice of proposed rulemaking to consider whether to establish indoor location requirements when E911 calls are made by interconnected VoIP subscribers.

CALEA. FCC regulations require providers of interconnected VoIP service to comply with the requirements of the Communications Assistance for Law Enforcement Act (CALEA), which requires covered entities and their equipment suppliers to deploy equipment that law enforcement officials can access readily for lawful wiretap purposes.
Universal Service. The FCC has determined that interconnected VoIP service providers must contribute to the U.S. Federal Universal Service Fund (USF). The amount of a company’s USF contribution is based on a percentage of revenues earned from end-user interstate and international interconnected VoIP services. Cable ONE is permitted to recover these contributions from its customers. In October 2011, the FCC adopted an order and new rules intended to transition the USF so that it supports the build out of broadband, rather than telecommunications facilities. The order principally addressed the manner in which universal service funds will be distributed to network operators for broadband build out. In April 2012, the FCC initiated a proceeding that focused on reforming the nature and manner in which entities should contribute to the USF and at what levels. Cable ONE cannot predict whether and how such reform will occur and the extent to which it may affect providers of VoIP services, including Cable ONE and its competitors. The FCC’s 2011 universal service reform order was subject to both reconsideration requests and appeals, and in May 2014, the U.S. Court of Appeals for the Tenth Circuit upheld the order in its entirety. A number of parties have filed petitions with the U.S. Supreme Court seeking review of that decision, and Cable ONE cannot predict whether the Supreme Court will review the case or what actions it will take. In November 2010, the FCC determined that states may impose state USF fees on interconnected VoIP service providers, subject to certain limitations and requirements. State USF contributions are based on a percentage of revenues earned from end-user intrastate interconnected VoIP services, and Cable ONE is typically permitted to recover these contributions from its customers. Cable ONE cannot predict whether or how the imposition of such state-based universal service fees will affect its operations and business.
Intercarrier Compensation. The order and new rules adopted by the FCC in October 2011 in connection with universal service reform also addressed intercarrier compensation and specified that “VoIP-PSTN traffic,” that is, traffic exchanged over public switched telephone network facilities that originates and/or terminates in IP format, which includes interconnected VoIP traffic, is subject to intercarrier compensation obligations either on the basis of specified default charges or through negotiated rates. The FCC’s order is the subject of both reconsideration requests and appeals, and the U.S Court of Appeals for the Tenth Circuit upheld the order in its entirety. A number of parties have filed petitions with the U.S. Supreme Court seeking review of that decision, and Cable ONE cannot predict whether the Supreme Court will review the case or what actions it will take. Future FCC determinations regarding the rates, terms and conditions for transporting and terminating such traffic could have a profound and material effect on the profitability of providing voice and Internet services.
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
Service Discontinuance and Outage Obligations. In 2009, the FCC adopted rules subjecting providers of interconnected VoIP services to the same service discontinuance requirements applicable to providers of wireline telecommunication services. In 2012, the FCC adopted mandatory outage reporting requirements for interconnected VoIP service providers, which apply when customers of interconnected VoIP service lose service or connectivity and, as a result, are unable to access 911 service. Along with other FCC actions described in this section, which impose legacy telecom obligations on interconnected VoIP providers, this development will subject Cable ONE's interconnected VoIP services to greater regulation and, therefore, greater burdens and costs.
Regulatory Fees. The FCC requires interconnected VoIP service providers to contribute to shared costs of FCC regulation through an annual regulatory fee assessment. These fees have increased Cable ONE’s cost of providing VoIP services. The FCC from time to time revises its regulatory fees and sometimes creates new fees. The Company cannot predict when or the extent to which the FCC will adopt new rules or regulatory fees affecting VoIP service providers, which could affect the cost of doing business.
Local Number Portability. Providers of interconnected VoIP services and their “numbering partners” must ensure that their subscribers have the ability to port their telephone numbers when changing service providers. Cable ONE, along with other providers of interconnected VoIP service, must contribute funds to cover the shared costs of local number portability and the costs of North American Numbering Plan Administration. In October 2007, the FCC adopted a notice of proposed rulemaking to consider whether additional numbering requirements, such as allowing consumers access to abbreviated dialing codes like 211 and 311, should be applied to interconnected VoIP service providers. Although consumers’ ability to port their existing telephone numbers to interconnected VoIP service has created additional opportunities for Cable ONE to gain voice customers, the local number portability and associated rules overall have had the effect of increasing the cost of providing VoIP service.
Regulatory Reform. The FCC recently initiated proceedings to address requests to end or alter regulation of certain traditional telecommunications networks. The requests ask the FCC to take a variety of actions to change the nature and manner in which these networks are regulated. The issues raised in these requests are driven in part by changes in technology. The Company cannot predict whether or to what extent the FCC will act on these requests or how that will affect Cable ONE's business.
Rural Calling Issues. In October 2013, the FCC adopted new rules to combat problems with the completion of long-distance calls to rural areas. The new rules apply detailed record keeping, record retention and reporting requirements on all voice providers, including VoIP service providers, subject to certain exceptions. The rules also prohibit VoIP service providers (and other voice providers) from using false audible ringing when originating calls. Compliance with these new rules could have the effect of increasing the cost of providing VoIP services.
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
Television Broadcasting
Graham Media Group, Inc. (GMG), a subsidiary of the Company, owns five television stations, located in Houston, TX; Detroit, MI; Orlando, FL; San Antonio, TX; and Jacksonville, FL. A sixth television station, WPLG, located in Miami, FL, was divested in a transaction between the Company and Berkshire Hathaway, Inc. in June 2014. In November 2014, GMG acquired SocialNewsDesk, a software-based technology platform created by journalists to help newsroom and content producers publish, manage and monetize social media. The following table sets forth certain information with respect to each of the Company’s television stations:

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
 _________________________________________________________________________________
(a)    Source: 2014/2015 DMA Market Rankings, Nielsen Media Research, fall 2014, based on television homes in DMA (see note (c) below).
(b)    A license renewal application was timely filed for WDIV.
(c)    Designated Market Area (DMA) is a market designation of A.C. Nielsen that defines each television market exclusive of another, based on measured viewing patterns.
Revenue from broadcasting operations is derived primarily from the sale of advertising time to local, regional and national advertisers. In 2014, advertising revenue accounted for 81% of the total for GMG’s operations. Advertising revenue is sensitive to a number of factors, some specific to a particular station or market and others more general in nature. These factors include a station’s audience share and market ranking; seasonal fluctuations in demand for air time; annual or biannual events, such as sporting events and political elections; and broader economic trends among others.
Regulation of Broadcasting and Related Matters
GMG’s television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act. Each GMG television station holds an FCC license that is renewable upon application for an eight-year period.
Digital Television (DTV) and Spectrum Issues. Each GMG station (and each full-power television station nationwide) now broadcasts only in digital format, which allows transmission of HDTV programming, multiple channels of standard-definition television programming (multicasting) and subchannels of programming designed for reception by mobile devices (mobile DTV).

Television stations may receive interference from a variety of sources, including interference from other broadcast stations that is below a threshold established by the FCC. That interference could limit viewers’ ability to receive television stations’ signals. The amount of interference to stations could increase in the future because of the FCC’s decision to allow electronic devices, known as “white space” devices, to operate in the television frequency band on an unlicensed basis on channels not used by nearby television stations.
Congress has authorized reallocation of spectrum for use by wireless broadband providers, including substantial amounts of spectrum currently in the television broadcast band. Congress has authorized incentive auctions whereby the FCC would auction spectrum relinquished by broadcast television stations in exchange for a share of the auction revenues. The FCC has adopted rules, and is expected to continue adopting rules, addressing, among other things, how the incentive auction process will work and how the FCC will conduct a “repacking,” whereby the FCC will require certain stations to move to new channel allotments so as to free up a nationwide block of spectrum for wireless broadband use. The repacking and incentive auction processes are subject to certain requirements established by Congress in legislation enacted in February 2012. Certain aspects of the repacking rules have been appealed. The Company cannot predict the outcome of this appeal. The repacking and incentive auction processes could have adverse effects on the Company. For example, a repacking could result in GMG stations having smaller service areas and/or receiving more interference than they do currently. Stations moving to new channels also could incur significant expense. The legislation requires that stations be compensated for the expenses of moving to a new channel from spectrum auction proceeds, from a $1.75 billion reimbursement fund. The Company cannot predict what effect a repacking will have on the GMG stations’ coverage or whether the GMG stations will be fully compensated for expenses that they incur in connection with a repacking.
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
Stations that elect retransmission consent may negotiate for compensation from cable or DBS systems in exchange for the right to carry their signals. Each of GMG’s television stations is being carried on all of the major cable and DBS systems serving each station’s respective local market, pursuant to retransmission consent agreements.
In March 2011, the FCC initiated a rulemaking seeking comments on changes to the FCC’s retransmission consent and exclusivity rules, many of which had been proposed by cable and DBS operators, such as authorization for “interim carriage” of a broadcaster’s signal by cable and DBS operators after the broadcaster’s grant of retransmission consent has expired. Broadcasters opposed many of the proposed rule changes. In March 2014, the FCC adopted a rule prohibiting certain practices in the negotiation of retransmission consent agreements and seeking additional comments on possible changes to the exclusivity rules. In the STELA Reauthorization Act (STELAR), enacted in December 2014, Congress directed the FCC to undertake additional rulemakings concerning retransmission consent issues. Further changes to the retransmission consent and/or exclusivity rules could materially affect the GMG stations’ (and Cable ONE’s cable systems’) bargaining leverage in future retransmission consent negotiations, and the Company cannot predict the net effect that such an order would have. Congress may also pass additional legislation that would affect the must-carry/retransmission consent regime.
Under STELAR, the statutory copyright license for satellite carriage of distant broadcast television signals was extended through December 31, 2019. The Company cannot predict whether this distant signal copyright will be extended again, nor can it predict whether or how Congress may otherwise change the communications or copyright regimes. The net effect that changes to these regimes would have on the Company’s cable and broadcast operations, or on the Company overall, cannot be predicted.
Ownership Limits. The Communications Act and the FCC’s rules limit the number and types of media outlets in which a single person or entity may have an attributable interest. Among other restrictions, the FCC’s local television ownership rule generally prohibits one company from owning two television stations in the same market unless there would remain at least eight independently owned full-power television stations in that market, and at least one of the commonly owned stations is not among the top-four-ranked television stations in that market. In addition, by statute, a single person or entity may have an attributable interest in an unlimited number of television stations nationwide, as long as the aggregate audience reach of such stations does not exceed 39% of nationwide television households and as long as the interest complies with the FCC’s other ownership restrictions. In April 2014, the Commission released a report and order determining that certain television joint sales agreements are attributable in calculating compliance with the ownership limits. Any JSAs that would not be permissible under the new standard are required to be unwound or otherwise come into compliance by December 19, 2016. GMG stations are not parties to JSAs, but this rule change could limit GMG’s ability to enter into possible transactions in the future.

The FCC also restricts so-called “cross-ownership” of newspapers and broadcast stations within a market.
In April 2014, the FCC released a notice of proposed rulemaking, proposing to retain the local television ownership rule, seeking comment on a possible waiver standard for smaller markets and proposing a modest relaxation of the newspaper/broadcast rule. The notice also addresses the FCC’s radio ownership and radio/television cross-ownership rules, and it asks whether the FCC should require disclosure of shared service agreements. The proceeding is pending, and it is not possible to predict its outcome or ramifications.
Separately, in March 2014, the FCC released a Public Notice, characterized as “guidance,” that the FCC will “closely scrutinize” any transaction that involves both a sharing agreement and certain kinds of financial interests.
Programming. Four of GMG’s five stations are affiliated with one or more of the national television networks, which provide a substantial amount of programming to their television station affiliates. The expiration dates of these affiliation agreements are set forth at the beginning of the Television Broadcasting section. GMG’s Jacksonville station, WJXT, has operated as an independent station since 2002. In addition, each of the Company’s stations receives programming from syndicators and other third-party programming providers. GMG’s performance depends, in part, on the quality and availability of third-party programming, and any substantial decline in the quality or availability of this programming could materially affect GMG’s operations.
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
In April 2012, the FCC adopted a rule that requires television stations to submit electronically most of their public inspection files to the FCC for hosting on the FCC’s website. The National Association of Broadcasters (NAB) has challenged the rule in the U.S. Court of Appeals for the D.C. Circuit; the appeal is currently being held in abeyance. Compliance with the rule, which has taken effect, could affect GMG’s operations and regulatory compliance costs.
The FCC has other regulations and policies to ensure that broadcast licensees operate in the public interest, including rules requiring the closed-captioning of programming to assist television viewing by the hearing impaired; video description rules to assist television viewing by the visually impaired; rules concerning the captioning of video programming distributed via the Internet; and rules concerning the volume of commercials. Compliance with these rules imposes additional costs on the GMG stations that could affect GMG’s operations.
Political Advertising. The FCC regulates the sale of advertising by GMG’s stations to candidates for public office and imposes other restrictions on the broadcast of political announcements more generally. The application of these regulations may limit the advertising revenues of GMG’s television stations during the periods preceding elections.
Broadcast Indecency. The FCC’s policies prohibit the broadcast of indecent and profane material during certain hours of the day, and the FCC regularly imposes monetary forfeitures when it determines that a television station has violated that policy. Broadcasters have repeatedly challenged these rules in court, arguing, among other things, that the FCC has failed to justify its indecency decisions adequately, that the FCC’s policy is too subjective to guide broadcasters’ programming decisions and that its enforcement approach otherwise violates the First Amendment. In June 2012, the U.S. Supreme Court held that certain fines against broadcasters for “fleeting expletives” were unconstitutional because the FCC failed to provide advance notice to broadcasters of what the FCC deemed to be indecent, but it also upheld the FCC’s authority to regulate broadcast decency. This ruling could result in additional regulatory risks. The FCC is currently reconsidering its indecency policies.
The FCC is conducting proceedings concerning various matters in addition to those described in this section. The outcome of these proceedings and other matters described in this section could adversely affect the profitability of GMG’s television broadcasting operations.
Other Activities
The Slate Group
The Slate Group LLC (The Slate Group) publishes Slate, an online magazine, and additional websites. Slate features articles and podcasts analyzing news, politics and contemporary culture and adds new material on a daily basis. Content is supplied by the magazine’s own editorial staff, as well as by independent contributors. As measured by The Slate Group, Slate had an average of more than 25 million unique visitors per month and averaged more than 120 million page views per month across desktop and mobile platforms in 2014. The Slate Group also publishes The Root, an online magazine focused on issues of importance to African Americans and others interested in black culture, offering daily news and provocative commentary on politics and culture. The Slate Group owns an interest in E2J2 SAS, a company incorporated in France that produces two French-language news magazine websites at slate.fr and slateafrique.com. The Slate Group provides content, technology and branding support.
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
Trove
Trove is a social news aggregator that connects people through their interests. Its algorithms deliver current, relevant stories on any topic. Trove readers pick their favorites to share via the social platform. Building on its origins as the digital labs team of the Post, Trove seeks to simplify how readers consume and discuss compelling news, helping people inform their world. Trove streams news from thousands of sources so readers can follow topics, pick stories to highlight for others and get the top news stories chosen by people who share their interests.
SocialCode
Social Code LLC (SocialCode) is a social-media marketing technology and services company helping companies maximize their marketing efforts on social-media platforms such as Facebook, Twitter, LinkedIn, Instagram and Pinterest.
Celtic Healthcare, Inc.
Celtic Healthcare, Inc. (Celtic) is a Medicare-certified provider of home health and hospice services headquartered in Mars, PA. Through its subsidiaries, Celtic is licensed to provide home health and hospice services throughout Pennsylvania, Maryland, Missouri and Illinois. These services include skilled nursing, physical therapy, occupational therapy, speech therapy, social work, nutrition, chaplain and aid services. In addition, Celtic provides virtual care services to patients throughout its service territories. Celtic derives 69% of its revenue from Medicare; the remaining sources of revenue are Medicaid, commercial insurance and private payers.
Residential Healthcare
Residential Healthcare Group (Residential) is headquartered in Troy, MI, and provides care to patients across Michigan and in the western suburbs of Chicago, IL. Services and support are offered in a variety of settings, including patients’ homes, nursing facilities and hospitals. Residential’s Home Health operation is Medicare-certified and ACHC-accredited. It has developed a number of innovative, evidence-based clinical programs to reduce avoidable hospital readmissions, particularly for chronically ill seniors. Service offerings include in-home nursing and therapy. Residential’s Hospice subsidiary is CHAP-accredited. It provides patients a full spectrum of hospice care to maintain their personal dignity, safety and quality of life. The Company acquired a majority interest in Residential in July 2014. Residential derives 93% of its revenue from Medicare; the remaining sources of revenue are Medicaid, commercial insurance and private payers.
Forney Corporation
Forney Corporation (Forney) is a global supplier of burners, igniters, dampers and controls for combustion processes in electric utility and industrial applications. Forney is headquartered in Addison, TX, and its manufacturing plant is in Monterrey, Mexico. Forney’s customers include power plants and industrial systems around the world.
Joyce/Dayton Corp.
Joyce/Dayton Corp. (Joyce/Dayton) is a leading manufacturer of screw jacks, linear actuators and related linear motion products and lifting systems in North America. Joyce/Dayton provides its lifting and positioning products to customers across a diverse range of industrial end markets, including renewable energy, metals and metalworking, oil and gas, satellite antennae and material handling sectors. The Company acquired Joyce/Dayton in May 2014.
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
GMG competes for audiences and advertising revenues with television and radio stations, cable systems and video services offered by telephone companies serving the same or nearby areas; with DBS services; and, to a lesser degree, with other media, such as newspapers and magazines. Cable systems operate in substantially all of the areas served by the Company’s television stations, where they compete for television viewers by importing out-of-market television signals; by distributing pay-cable, advertiser-supported and other programming that is originated for cable systems; and by offering movies and other programming on a pay-per-view basis. In addition, DBS services provide nationwide distribution of television programming, including pay-per-view programming and programming packages unique to DBS, using digital transmission technologies. The Company’s television stations may also become subject to increased competition from low-power television stations, wireless cable services and satellite master antenna systems, which can carry pay-cable and similar program material. In addition, movies and television programming are available free of charge on the websites of the major TV networks, as well as on the advertising-supported website Hulu.
The home health and hospice industries are extremely competitive and fragmented, consisting of both for-profit and non-profit companies. Celtic and Residential compete primarily with privately owned and hospital-operated home health and hospice service providers.
Executive Officers
The executive officers of the Company, each of whom is elected annually by the Board of Directors, are as follows:
Donald E. Graham, age 69, has been Chairman of the Board of the Company since September 1993 and Chief Executive Officer of the Company since May 1991. Mr. Graham served as President of the Company from May 1991 until September 1993 and prior to that had been a Vice President of the Company for more than five years. Mr. Graham also served as Publisher of the Post from 1979 until September 2000 and as Chairman of the Post from September 2000 to February 2008.
Veronica Dillon, age 65, became a Senior Vice President of the Company in June 2008 and Vice President, General Counsel and Secretary of the Company in January 2007. Ms. Dillon began her career with the Company in January 1991 as corporate counsel at Kaplan, Inc. She was subsequently named General Counsel at Kaplan in June 1995 and then served as Kaplan’s Chief Administrative Officer, beginning in December 2003.
Hal S. Jones, age 62, became Chief Financial Officer of the Company in January 2009 and Senior Vice President–Finance of the Company in November 2008. He had most recently been Chief Executive Officer of Kaplan Professional, responsible for Kaplan’s professional businesses in financial services, real estate, technology and engineering in the U.S. and the U.K. Mr. Jones has spent 24 years at the Company and Kaplan, serving in a variety of senior management positions with a focus on finance, auditing and accounting.
Ann L. McDaniel, age 59, became Senior Vice President–Human Resources of the Company in June 2008 and was formerly Vice President–Human Resources of the Company since September 2001. She served as Managing Director of Newsweek, Inc., from January 2008 until the sale of Newsweek magazine in September 2010. Ms. McDaniel had previously served as Senior Director of Human Resources of the Company since January 2001 and before that held various editorial positions at Newsweek.

Timothy J. O’Shaughnessy, 33, became President of the Company, and was elected to the Board of Directors, in November 2014. From 2007 to August 2014, Mr. O’Shaughnessy served as chief executive officer of LivingSocial, an e-commerce and marketing company that he co-founded in 2007. Mr. O’Shaughnessy is the son-in-law of Donald E. Graham, Chairman of the Company.
Gerald M. Rosberg, age 68, became Senior Vice President–Planning and Development of the Company in June 2008 and was formerly Vice President–Planning and Development of the Company since February 1999. He had previously served as Vice President–Affiliates at the Post, a position he assumed in November 1997. Mr. Rosberg joined the Company in January 1996 as the Post’s Director of Affiliate Relations.
Andrew S. Rosen, 54, became Executive Vice President of the Company and Chairman of Kaplan, Inc. in April 2014. Mr. Rosen has spent 29 years at the Company and its affiliates. He joined the Company in 1986 as a staff attorney with the Post and later served as assistant counsel at Newsweek. He moved to Kaplan in 1992 and held numerous leadership positions there before being named CEO in November 2008.
Wallace R. Cooney, age 52, became Vice President–Finance and Chief Accounting Officer of the Company in June 2008. Mr. Cooney joined the Company in 2001 as Controller and prior to that had been with Gannett Co., Inc. and Price Waterhouse LLP.
Employees
The Company and its subsidiaries employ approximately 14,500 people on a full-time basis.
Worldwide, Kaplan employs approximately 9,900 people on a full-time basis. Kaplan also employs substantial numbers of part-time employees who serve in instructional and administrative capacities. During peak seasonal periods, Kaplan’s part-time workforce exceeds 12,000 employees. Collectively, in the U.S., U.K. and Canada, 262 Kaplan employees are represented by a union.
Cable ONE has approximately 2,023 full-time employees, none of whom is represented by a union.
GMG has approximately 790 full-time employees, of whom about 104 are represented by a union. Of the six collective bargaining agreements covering union-represented employees, one has expired and is being renegotiated. Two collective bargaining agreements will expire in 2015.
The Slate Group, including The Root, has approximately 121 employees, none of whom is represented by a union. FP Group employs fewer than 100 people, none of whom is represented by a union.
Celtic has approximately 558 full-time employees and 45 part-time employees, none of whom is represented by a union.
Residential has approximately 663 full-time employees and 98 part-time employees, none of whom is represented by a union.
Forney has approximately 132 full-time employees, of whom 61 are represented by a union.
Joyce/Dayton has approximately 131 full-time employees and one part-time employee, none of whom is represented by a union.
Social Code has approximately 153 full-time employees, none of whom is represented by a union.
The parent Company has approximately 123 full-time employees, none of whom is represented by a union.
Forward-Looking Statements
All public statements made by the Company and its representatives that are not statements of historical fact, including certain statements in this Annual Report on Form 10-K and elsewhere in the Company’s 2014 Annual Report to Stockholders, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include comments about the Company’s business strategies and objectives, the prospects for growth in the Company’s various business operations and the Company’s future financial performance. As with any projection or forecast, forward-looking statements are subject to various risks and uncertainties, including the risks and uncertainties described in Item 1A of this Annual Report on Form 10-K, that could cause actual results or events to differ materially from those anticipated in such statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by or on behalf of the Company. The Company assumes no obligation to update any forward-looking statement after the date on which such statement is made, even if new information subsequently becomes available.

Available Information
The Company’s Internet address is www.ghco.com. The Company makes available free of charge through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, definitive proxy statements on Schedule 14A and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with the Securities and Exchange Commission (SEC). In addition, the Company’s Certificate of Incorporation, its Corporate Governance Guidelines, the Charters of the Audit and Compensation Committees of the Company’s Board of Directors and the codes of conduct adopted by the Company and referred to in Item 10 of this Annual Report on Form 10-K are all available on the Company’s website; printed copies of such documents may be obtained by any stockholder upon written request to the Secretary, Graham Holdings Company at 1300 North 17th Street, Arlington, VA 22209. The contents of the Company’s website are not incorporated by reference into this Form 10-K and shall not be deemed “filed” under the Securities Exchange Act of 1934.
The SEC website, www.sec.gov, contains the reports, proxy statements and information statements and other information regarding issuers that file electronically with the SEC. Also, the public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
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

•
Failure to Comply With Statutory and Regulatory Requirements Could Result in Loss of Access to U.S. Federal Student Loans and Grants Under Title IV, a Requirement to Pay Fines or Monetary Liabilities or Other Sanctions

To maintain Title IV eligibility, each group of schools combined into an OPEID unit must comply with the extensive statutory and regulatory requirements of the Higher Education Act and other laws relating to its financial aid management, educational programs, financial strength, facilities, recruiting practices and various other matters. Failure to comply with these requirements could result in the loss or limitation of the eligibility of one or more of the KHE schools to participate in Title IV programs; a requirement to pay fines or to repay Title IV program funds; a denial or refusal by the ED to consider a school’s application for renewal of its certification to participate in the Title IV programs or for approval to add a new campus or educational program; a requirement to submit a letter of credit, the imposition of civil or criminal penalties; or other sanctions. No assurance can be given that the Kaplan schools and programs currently participating in Title IV programs will maintain their Title IV eligibility, accreditation and state authorization in the future or that the ED might not successfully assert that one or more of such schools or programs have previously failed to comply with Title IV requirements. The loss of Title IV eligibility by either (1) the single OPEID unit that includes Kaplan University or (2) a combination of other OPEID units would have a material adverse effect on Kaplan’s operating results.

•	Program Reviews, Audits, Investigations and Other Reviews of KHE Schools Could Result in Findings of Failure to Comply With Statutory and Regulatory Requirements
KHE schools are subject to program reviews, audits, investigations and other compliance reviews conducted by various regulatory agencies and auditors, including, among others, the ED, the ED’s Office of the Inspector General, accrediting bodies and state and various other agencies, as well as annual audits by an independent certified public accountant of each OPEID unit’s compliance with Title IV statutory and regulatory requirements. These compliance reviews can result in findings of noncompliance with statutory and regulatory requirements that can, in turn, result in proceedings to impose fines, liabilities, civil or criminal penalties or other sanctions against the school, including loss or limitation of its eligibility to participate in Title IV programs. Certain KHE schools are the subject of ongoing compliance reviews and lawsuits related to their compliance with statutory and regulatory requirements and may be subject to future compliance reviews.
KHE schools also have been, and may in the future be, subject to complaints and lawsuits by present or former students or employees or other people related to compliance with statutory, common law and regulatory requirements that, if successful, could result in monetary liabilities or fines or other sanctions.

•
Reductions in the Amount of Funds Available to Students, Including Under Title IV Programs, in KHE Schools, Changes in the Terms on Which Such Funds Are Made Available or Loss or Limitation of Eligibility to Receive Such Funds, Could Have a Material Adverse Effect on Kaplan’s Business and Operations

During the Company’s 2014 fiscal year, funds provided under the student financial aid programs created under Title IV accounted for approximately $806 million of the revenues of the schools in KHE. Any legislative, regulatory or other development that has the effect of materially reducing the amount of Title IV financial assistance or other funds available to the students of those schools would have a material adverse effect on Kaplan’s business and operations. In addition, any development that has the effect of making the terms on which Title IV financial assistance or other funds are available to students of those schools materially less attractive could have a material adverse effect on Kaplan’s business and operations.

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

•	Changes to the Regulations Regarding Incentive Compensation Make It Difficult for Kaplan to Attract Students and Retain Qualified Personnel and Add Compliance Risk
Under the incentive compensation rule, an institution participating in the Title IV programs may not provide any commission, bonus or other incentive payment to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV funds if such payment is based directly or indirectly on success in securing enrollments or financial aid. On July 1, 2011, regulations went into effect that amended the incentive compensation rule by reducing the scope of permissible payments under the rule and expanding the scope of payments and employees subject to the rule. KHE modified some of its compensation practices as a result of the revisions to the incentive compensation rule. Due to a lack of clear guidance from the ED, KHE cannot assure that these modifications will in all cases be found to be in compliance with the ED’s interpretation of the regulations. Additionally, these changes to compensation arrangements make it difficult to attract students and to provide adequate incentives to promote superior job performance and retain qualified personnel. The Company believes that this change in Kaplan’s approach to recruiting has adversely impacted, and will continue to adversely impact, Kaplan’s enrollment rates, operating costs, business and results of operations. The Company cannot predict how the ED will interpret and enforce all aspects of the revised incentive compensation rule in the future, and any changes in this regard could have a material adverse effect on Kaplan’s business and results of operations.

•	ED Rules Regarding Gainful Employment Could Have a Material Adverse Effect on Kaplan’s Business and Operations
In October 2014, the ED issued final regulations that tie an education program’s Title IV eligibility to whether the program leads to gainful employment. The regulations define an education program that leads to gainful employment as one that complies with gainful employment metrics relating to loan repayment rates of program graduates.
Under the regulation effective July 1, 2015, if a program’s graduates’ debt payments exceed 8% of the graduates’ mean and median annual earnings and 20% of the graduates’ mean and median discretionary earnings, the program will be placed on a warning status requiring certain disclosures to the public. If a program is in a warning status for four consecutive years, it will become ineligible for Federal aid Title IV participation. In addition, if a program’s graduates’ debt payments exceed 12% of the graduates’ mean and median annual earnings and 30% of the graduates’ mean and median discretionary earnings, the program will fail the gainful employment test. If a program fails the test two times within three years, it will become ineligible for Federal aid Title IV participation. This could cause Kaplan to eliminate or limit enrollments in certain educational programs at some or all of its schools and could have a materially adverse effect on its business and operations.

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

•	The Kaplan Commitment Is Expected to Continue to Impact Operating Results
In the fourth quarter of 2010, KHE phased in a program called the Kaplan Commitment. Under this program, students of Kaplan University and KHE campuses enroll in classes for several weeks and assess whether their educational experience meets their needs and expectations before they incur any significant financial obligation. Students who choose to withdraw from the program during the risk-free period do not have to pay for the coursework. The Kaplan Commitment program and related initiatives could negatively impact the future operations of KHE, including student enrollments and retention, tuition revenues, operating income and cash flow.

•	Student Loan Defaults Could Result in Loss of Eligibility to Participate in Title IV Programs
A school may lose its eligibility to participate in Title IV programs if student defaults on the repayment of Title IV loans exceed specified rates, referred to as “cohort default rates.” The ED calculates a cohort default rate for each of KHE’s OPEID numbers. The schools in an OPEID number whose cohort default rate exceeds 40% for any single year lose their eligibility to participate in the Federal Family Education Loan (FFEL) program and Direct Loan programs for at least two fiscal years, effective 30 days after notification from the ED. The schools in an OPEID number whose cohort default rate equals or exceeds 30% for three consecutive years lose their Title IV eligibility to participate in the U.S. Federal Family Education Loan (FFEL), Direct Loan and U.S. Federal Pell Grant programs effective 30 days after notification from the ED and for at least two fiscal years. The schools in an OPEID number whose cohort default rate equals or exceeds 30% in two of the three most recent fiscal years for which rates have been issued by the ED may be placed on provisional certification by the ED.
The enactment in August 2008 of HEOA (which reauthorized the Higher Education Act) changed the methodology that will be used to calculate cohort default rates for future years. Under the revised law, the period of time for which student defaults are tracked and included in the cohort default rate calculation was increased from two years to three years, which has increased the cohort default rates for most institutions. This change became effective with the calculation of institutions’ cohort default rates for the U.S. Federal fiscal year ending September 30, 2009; those rates were issued by the ED in 2012. The ED did not impose sanctions based on rates calculated under this new methodology until rates for three consecutive years were fully calculated, which occurred in September 2014.
The revised law also increased the threshold for ending an institution’s participation in certain Title IV programs from 25% to 30% for three consecutive years, effective for three-year cohort default rates issued beginning in fiscal year 2012. The revised law changed the threshold for placement on potential provisional certification to 30% for two of the three most recent fiscal years for which the ED has published official three-year cohort default rates.
The loss of Title IV eligibility by either (1) the single OPEID unit that includes Kaplan University or (2) a combination of other OPEID units would have a material adverse effect on Kaplan’s operating results.

•	Title IV Revenues in Excess of U.S. Federally-Set Percentage Could Lead to Loss of Eligibility to Participate in Title IV Programs
Under regulations referred to as the 90/10 rule, a KHE OPEID unit would lose its eligibility to participate in the Title IV programs for a period of at least two fiscal years if it derives more than 90% of its receipts from the Title IV programs for two consecutive fiscal years. Any OPEID reporting unit with receipts from the Title IV programs exceeding 90% for a single fiscal year would be placed on provisional certification and could be subject to other enforcement measures. The enactment of the U.S. Federal Ensuring Continued Access to Student Loans Act of 2008 increased student loan limits and the maximum amount of Pell Grants, which could result in an increase in the percentage of KHE’s receipts from Title IV programs. These increases, and any future increases or changes in the 90/10 calculation formula or any ED interpretation of what revenue may be included in the calculation, make it more difficult for institutions to comply with the 90/10 rule. If current trends continue, management estimates that in 2015, three of the KHE Campuses’ OPEID units, representing approximately 2.6% of KHE’s 2014 revenues, could have a 90/10 ratio over 90%.
The loss of Title IV eligibility by either (1) the single OPEID unit that includes Kaplan University or (2) a combination of other OPEID units would have a material adverse effect on Kaplan’s operating results.

•	Failure to Maintain Institutional Accreditation Could Lead to Loss of Ability to Participate in Title IV Programs
KHE’s online university and all of its ground campuses are institutionally accredited by either national or regional accreditors recognized by the ED. Accreditation by an accrediting agency recognized by the ED is required for an institution to become and remain eligible to participate in Title IV programs. KHE’s institutional accreditors conduct program reviews at KHE’s schools from time to time for a variety of reasons. Failure to resolve any concerns that may arise during such reviews could result in a loss of accreditation at the school. The loss of accreditation at any school would, among other things, render the affected Kaplan schools and programs ineligible to participate in Title IV programs and would have a material adverse effect on their business and operations.

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
In addition, ED rules may require institutions offering postsecondary education to students through distance education in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction, as determined by the state, to meet any state requirements for it to legally offer postsecondary distance education in that state. Furthermore, between February and April 2014, the ED convened a negotiated rulemaking committee to develop proposed regulations on a variety of topics that included state authorization for programs offered through distance education or correspondence education. While no new regulations have been issued, Kaplan believes that this process will ultimately result in new distance-education state authorization requirements that may require some of KHE’s schools and distance-education programs to obtain additional or revised state authorizations. If KHE is unable to obtain the required approvals, its students in the affected schools or programs may be unable to receive Title IV funds, which could have a material adverse effect on its business and operations.

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
If one or more of KHE’s schools experience a change of control under the standards of applicable state agencies, accrediting agencies or the ED, the schools governed by such agencies must seek the approval of the relevant agencies. Failure of any of KHE’s schools to reestablish its state authorization, accreditation or ED certification following a change of control as defined by the applicable agency could result in a suspension of operating authority or suspension or loss of U.S. Federal student financial aid funding, which could have a material adverse effect on KHE’s student population and revenue.

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
The Company’s Kaplan subsidiary has historically been an active acquirer of businesses that provide educational services. During 2014, Kaplan completed three acquisitions and expects to continue to acquire businesses from time to time. Acquisitions involve various inherent risks and uncertainties, including difficulties in efficiently integrating the service offerings, accounting and other administrative systems of an acquired business; the challenges of assimilating and retaining key personnel; the consequences of diverting the attention of senior management from existing operations; the possibility that an acquired business does not meet or exceed the financial projections that supported the purchase price; and the possible failure of the due diligence process to identify significant business risks or undisclosed liabilities associated with the acquired business. A failure to effectively manage growth and integrate acquired businesses could have a material adverse effect on Kaplan’s operating results.

•	Difficulties of Managing Foreign Operations Could Negatively Affect Kaplan’s Business
Kaplan has operations and investments in a growing number of foreign countries, including Australia, Canada, China, Colombia, France, Germany, India, Ireland, Mexico, New Zealand, Nigeria, Singapore, the U.K. and Venezuela. Kaplan also conducts business in the Middle East. Operating in foreign countries presents a number of inherent risks, including the difficulties of complying with unfamiliar laws and regulations, effectively managing and staffing foreign operations, successfully navigating local customs and practices, preparing for potential political and economic instability and adapting to currency exchange rate fluctuations. Failure to effectively manage these risks could have a material adverse effect on Kaplan’s operating results.

•	Changes in International Regulatory and Physical Environments Could Negatively Affect International Student Enrollments
A substantial portion of Kaplan International’s revenue comes from programs that prepare international students to study and travel to English-speaking countries, principally the U.S., the U.K., Australia and Singapore. Kaplan International’s ability to enroll students in these programs is directly dependent on its ability to comply with complex regulatory environments. A recent example of this is the immigration regulatory changes in the U.K., which impose recruitment quotas and stringent progress criteria as requirements for the maintenance of certain overseas student recruitment licenses. In addition, as of February 2015, the UKVI in the U.K. is undertaking a review of its Tier 4 sponsor guidance. The final version of this guidance could materially negatively impact the Kaplan businesses that hold a Tier 4 sponsor license. Any significant changes to the regulatory environment or a natural disaster or pandemic in either the students’ countries of origin or the countries to which they desire to travel or study could negatively affect Kaplan’s ability to attract and retain such students, which could negatively impact Kaplan’s operating results.

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
Historically, television broadcasting has been viewed as a cost-effective method of delivering various forms of advertising. There can be no guarantee that this historical perception will guide future decisions by advertisers. To the extent that advertisers shift advertising expenditures away from television to other media outlets, the profitability of the Company’s television broadcasting business will suffer.

•	Increased Competition Resulting From Technological Innovations in News, Information and Video Programming Distribution Systems
The development of DBS systems has significantly increased the competition faced by the Company’s cable systems. The continuing growth and technological expansion of Internet-based services has increased competitive pressure on the Company’s media businesses. The development and deployment of new technologies have the potential to negatively and significantly affect the Company’s businesses in ways that cannot now be reliably predicted and that may have a material adverse effect on the Company’s operating results.

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
The Company periodically receives claims from third parties alleging that the Company’s businesses infringe on the intellectual property rights of others. It is likely that the Company will continue to be subject to similar claims, particularly as they relate to its media and cable businesses. For example, providers of services similar to those offered by Cable ONE have been the target of patent infringement claims from time to time relating to such matters as cable system architecture, electronic program guides, cable modem technology and VoIP services. Other parts of the Company’s business could also be subject to such claims. Addressing intellectual product claims is a time-consuming and expensive endeavor, regardless of the merits of the claims. In order to resolve such a claim, the Company could determine the need to change its method of doing business, enter into a licensing agreement or incur substantial monetary liability. It is also possible that one of the Company’s businesses could be enjoined from using the intellectual property at issue, causing it to significantly alter its operations. Although the Company cannot predict the impact at this time, if any such claim is successful, the outcome would likely affect the business utilizing the intellectual property at issue and could have a material adverse effect on that business’s operating results or prospects.

•	Failure to Comply With Privacy Laws or Regulations Could Have an Adverse Effect on the Company’s Business
Various federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. This area of the law is evolving, and interpretations of applicable laws and regulations differ. Legislative activity in the privacy area may result in new laws that are relevant to the Company’s operations, for example, use of consumer data for marketing or advertising. Claims of failure to comply with the Company’s privacy policies or applicable laws or regulations could form the basis of governmental or private-party actions against the Company. Such claims and actions could cause damage to the Company’s reputation and could have an adverse effect on the Company’s business.

•	Extensive Regulation of the Health Care Industry Could Adversely Affect the Company’s Health Care Businesses and Results of Operations
The home health and hospice industries are subject to extensive federal, state and local laws, with regulations affecting matters including licensure and certification, quality of services, qualifications of personnel, confidentiality and security of medical records, relationships with physicians and other referral sources, operating policies and procedures, and billing and coding practices. These laws and regulations and the manner in which they are interpreted are subject to change. The Patient Protection and Affordable Care Act of 2010 and the overall trend toward cost containment could result in insurers lowering payment rates, limiting service coverage and engaging in other measures to reduce costs. Reimbursement for services by third-party payers, including Medicare, Medicaid and private health insurance providers, may not be available, may be reduced or may be paid on the basis of revised standards as a result of changing regulations and policies. Managed-care organizations, hospitals, physician practices and other third-party payers continue to consolidate in response to the evolving regulatory environment, thereby enhancing their ability to influence the delivery of health care services and decreasing the number of organizations serving patients. This consolidation could adversely impact Celtic’s and Residential’s businesses if they are unable to maintain their ability to participate in established networks. Changes in existing laws or regulations, in their interpretation and enforcement, and the enactment of new laws or regulations could have a material adverse effect on the Company’s health care businesses’ operations.

•	The Proposed Spin-Off of Cable ONE May Not Be Completed on the Terms or Timeline Currently Contemplated
In November 2014, the Company announced its plan for a tax-free spin-off of Cable ONE to the stockholders of the Company. The proposed spin-off may not be completed on the terms or timeline currently contemplated, if at all. Unanticipated developments could delay, prevent or otherwise adversely affect the proposed spin-off, including possible problems or delays in obtaining various regulatory approvals or clearances and disruptions in the capital and other financial markets, among other things.
Completion of the spin-off is subject to the satisfaction, or the Board of Directors’ waiver, of a number of conditions. In addition, the Company has the right not to complete the spin-off if, at any time, the Board of Directors determines, in its sole and absolute discretion, that the spin-off is not in the best interests of the Company or its stockholders or is otherwise not advisable.
The Company has and will continue to incur expenses in connection with the proposed spin-off. In addition, completion of the proposed spin-off will require significant amounts of management’s time and effort which may divert management’s attention from operating and growing the Company’s business.

•	If the Spin-Off of Cable ONE Is Completed, It May Not Achieve the Intended Results
If the proposed spin-off is completed, the Company’s operational and financial profile will change upon the separation of the cable operations from its other businesses. As a result, diversification of the Company’s revenue sources will diminish. Further, shares of the Company’s common stock will represent an investment in a smaller company, with its business more concentrated in educational services. These changes may not meet some shareholders’ investment strategies, which could cause investors to sell their shares of Company common stock. Excessive selling could cause the relative market price of Company common stock to decrease following the consummation of the proposed spin-off.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
The Company completed the sale of its DC properties associated with the newspaper publishing businesses in March 2014. The Company has entered into a lease for its corporate offices in Arlington, VA. The space consists of 33,815 square feet of office space, and the lease expires in 2024, subject to an option of the Company to extend.
The Company also retained ownership of certain properties formerly owned by its subsidiary Robinson Terminal Warehouse LLC (Robinson) after the sale of its newspaper publishing businesses. These retained properties include two wharves and several warehouses along the Potomac River in Alexandria, VA. These facilities, which are adjacent to the business district and occupy approximately seven acres of land, are under contract for sale in two separate transactions. Each transaction is expected to close in 2015, contingent on each buyer obtaining certain land-use approvals.
Directly or through its subsidiaries, Kaplan owns a total of six properties: a 30,000-square-foot, six-story building located at 131 West 56th Street in New York City, used by KIC North America as an education center primarily for international students; a redeveloped 47,410-square-foot, four-story brick building in Lincoln, NE, used by Kaplan

University; a 4,000-square-foot office condominium in Chapel Hill, NC, utilized by KTP; a 15,000-square-foot, three-story building in Berkeley, CA, used by KTP and KIC North America; a 25,000-square-foot building in Hammond, IN, used by Kaplan Career College (formerly Sawyer College); and a 45,000-square-foot, three-story brick building in Houston, TX, used by the Texas School of Business.
In the U.S., Kaplan, Inc. and KHE lease corporate offices, together with a data center, call center and employee-training facilities, in two 97,000-square-foot buildings located on adjacent lots in Fort Lauderdale, FL. Both of those leases will expire in 2018. Kaplan, Inc. and KHE share corporate office space in a 78,000-square-foot office building in Alpharetta, GA, under a lease that expires in 2019. KHE leases 62,500 square feet of corporate office space in Chicago, IL, under a lease that will expire in 2022. KHE also separately leases 76,500 square feet of office space in Chicago, IL; however, the location has been entirely subleased through the remainder of the lease term. In addition, KHE separately leases two corporate offices, totaling 64,128 square feet, in La Crosse, WI, under leases that will expire in 2022; a two-story, 124,500-square-foot building in Orlando, FL, that is used as an additional support center (of which 12,300 square feet have been subleased to a third party), pursuant to a lease that will expire in 2021; and 88,800 square feet of corporate office space in Plantation, FL, for a term that expires in 2021. Kaplan, Inc. and KTP have signed a sublease for 84,500 square feet in New York (expiring in May 2021). Kaplan, Inc. and KTP also separately lease 159,540 square feet in New York, however, the location has been entirely subleased to two different parties through the remainder of the lease term
In addition, the KIC business maintains more than 50 leases in the U.S., comprising an aggregate of approximately 1.7 million square feet of instructional and dormitory space.
Overseas, Dublin Business School’s facilities in Dublin, Ireland, are located in six buildings, aggregating approximately 83,000 square feet of space, that are rented under leases expiring between 2016 and 2029. Kaplan Publishing has an office and distribution warehouse in Wokingham, Berkshire, U.K., of 27,000 square feet, under a lease expiring in 2016. Kaplan Financial’s largest leaseholds are office and instructional spaces in London, U.K., of 33,000 square feet (expiring in 2033), 21,500 square feet (expiring in 2015) and 35,800 square feet (comprising seven separate leases, expiring in 2015), and one new location of 50,200 square feet (comprising two leases) obtained in January 2015 and expiring in 2030 to replace 61,750 square feet of space held under leases that will expire in 2015; office and instructional space in Birmingham, U.K., of 23,600 square feet (expiring in 2017); office and instructional space in Manchester, U.K., of 26,900 square feet (comprising five separate leases, expiring in 2022); office and instructional space in Wales, U.K., of 34,000 square feet (notice to terminate this lease has been served, to expire in December 2016); office and instructional space in Singapore of 162,000 square feet (comprising five separate leases, expiring between 2016 and 2021); and office and instructional space in Hong Kong of 30,850 square feet. Palace House in London, which was previously occupied by Kaplan Law School, with 20,200 square feet of space in London, U.K. (comprising four separate leases, expiring in 2017), is now primarily occupied by the KIC Pathways business. In addition, Kaplan has entered into two separate leases in Glasgow, Scotland, for 58,000 square feet and 22,400 square feet, respectively, of dormitory space that was constructed and opened to students in 2012. These leases will expire in 2032. In addition, Kaplan leases approximately 143,000 square feet of dormitory space as the main tenant of a new student residential building in Nottingham, U.K., that was completed in 2014. Kaplan has further entered into a lease agreement for a residential college to be constructed in Bournemouth, England, which will comprise approximately 175,000 square feet. In Australia, Carrick leases two locations in Melbourne, with an aggregate of approximately 87,623 square feet; one location in Sydney, of 13,024 square feet; and one location in Brisbane, of 39,000 square feet. These leases expire at various times, from 2016 through 2021. Bradford College, in Adelaide, Australia, leases three locations, with an aggregate of 38,890 square feet. These leases expire in 2016 and 2020. All other Kaplan facilities in the U.S. and overseas (including administrative offices and instructional locations) occupy leased premises that are for less space than those listed above.
The headquarters offices of Cable ONE are located in a six-story office building in Phoenix, AZ, that was purchased by Cable ONE in 2012. Cable ONE also utilizes a three-story building in Phoenix purchased in 1998. Cable ONE purchased an adjoining two-story office building in 2005; that building is currently unused. The majority of the offices and head-end facilities of the division’s individual cable systems are located in buildings owned by Cable ONE. Most of the tower sites used by the division are leased. In addition, the division houses call-center operations in 40,800 square feet of rented space in Phoenix under a lease that will expire in 2015.
The Daily Herald Company, a non-operating subsidiary of the Company, sold properties in Everett, WA, in a stock transaction in April 2014. These properties included a plant, two warehouses, an office building and a small rental building adjacent to the plant.
The offices of the Company’s broadcasting operations are located in leased space in Chicago, IL. The operations of each of the Company’s television stations are owned by subsidiaries of the Company, as are the related tower sites (except in Houston, Orlando and Jacksonville, where the tower sites are 50% owned).

Celtic’s headquarters office is located in leased space in Mars, PA. This lease expires in 2017. In addition to its headquarters, Celtic leases 20 small office spaces in its various service territories: Carlisle, PA; Mechanicsburg, PA; Williamsport, PA; Perryopolis, PA; Harrisburg, PA; Kingston, PA; New Castle, PA; Rockville, MD; Owings Mills, MD; Shiloh, IL; Alton, IL; Marion, IL; Mt. Carmel, IL; Bridgeton, MO; and Fenton, MO. Celtic also leases space for a hospice inpatient unit in Wilkes-Barre, PA. Celtic also owns a total of five properties located in Carlinville, IL; Centralia, IL; Murphysboro, IL; and Benton, IL.
Residential’s Michigan headquarters offices are located in leased space in Troy, MI. Residential also leases office space in Grand Rapids, MI. In Illinois, Residential’s main office is located in Downer’s Grove, IL. It also leases office space at Edward Hospital in Naperville, IL.
Forney has 20,000 square feet of corporate office space in Addison, TX. That lease began in April 2014 and will expire in 2024. Forney’s manufacturing facility is located in Monterrey, Mexico, in a building that contains 78,500 square feet of office and manufacturing space under a lease that will expire in 2017. Forney also leases sales offices in Shanghai, Beijing and Singapore; the combined office space is less than 3,000 square feet, and the leases are renewable annually.
Joyce/Dayton owns three properties: its corporate headquarters in Kettering, OH, and manufacturing facilities in Portland, IN, and Clayton, OH. It also leases a manufacturing facility in West Hartford, CT.
The Slate Group leases office space in New York, NY, and Washington, DC.
SocialCode leases office space in Washington, DC; New York, NY; San Francisco, CA; Los Angeles, CA; and Chicago, IL.
Item 3. Legal Proceedings.
On February 6, 2008, a purported class-action lawsuit was filed in the U.S. District Court for the Central District of California by purchasers of BAR/BRI bar review courses, from July 2006 onward, alleging antitrust claims against Kaplan and West Publishing Corporation, BAR/BRI’s former owner. On April 10, 2008, the court granted defendants’ motion to dismiss, a decision that was reversed by the Ninth Circuit Court of Appeals on November 7, 2011. The Ninth Circuit also referred the matter to a mediator for the purpose of exploring a settlement. In the fourth quarter of 2012, the parties reached a comprehensive agreement to settle the matter. The settlement was approved by the District Court in September 2013 and will be administered following the resolution of appeals relating to attorney fees.
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
During 2014, certain Kaplan subsidiaries were subject to two other unsealed cases filed by former employees that include, among other allegations, claims under the False Claims Act relating to eligibility for Title IV funding. The U.S. Government declined to intervene in all cases, and, as previously reported, court decisions either dismissed the cases in their entirety or narrowed the scope of their allegations. The two cases are captioned: United States of America ex rel. Carlos Urquilla-Diaz et al. v. Kaplan University et al. (unsealed March 25, 2008) and United States of America ex rel. Charles Jajdelski v. Kaplan Higher Education Corp. et al. (unsealed January 6, 2009).
On August 17, 2011, the U.S. District Court for the Southern District of Florida issued a series of rulings in the Diaz case, which included three separate complaints: Diaz, Wilcox and Gillespie. The court dismissed the Wilcox complaint in its entirety; dismissed all False Claims Act allegations in the Diaz complaint, leaving only an individual employment claim; and dismissed in part the Gillespie complaint, thereby limiting the scope and time frame of its False Claims Act allegations regarding compliance with the U.S. Federal Rehabilitation Act. On October 31, 2012, the court entered summary judgment in favor of the Company as to the sole remaining employment claim in the Diaz complaint. On July 16, 2013, the court likewise entered summary judgment in favor of the Company on all remaining claims in the Gillespie complaint. Diaz and Gillespie each appealed to the U.S. Court of Appeals for the Eleventh Judicial Court. Arguments on both appeals were heard on February 3, 2015.
On July 7, 2011, the U.S. District Court for the District of Nevada dismissed the Jajdelski complaint in its entirety and entered a final judgment in favor of Kaplan. On February 13, 2013, the U.S. Circuit Court for the Ninth Judicial Circuit affirmed the dismissal in part and reversed the dismissal on one allegation under the False Claims Act relating to eligibility for Title IV funding based on claims of false attendance. The surviving claim was remanded to the District Court, where Kaplan has moved for summary judgment.
In January 2013, a former employee of KTP filed a sealed False Claims Act alleging that there were instructors at the San Antonio campuses of Kaplan College who did not meet Texas’ qualification requirements. The case, captioned United States of America ex rel. Leslie Coleman v. Kaplan, Inc. et al., was unsealed on December 23, 2014 in connection with the parties entering into a settlement agreement pursuant to which Kaplan paid approximately $1.3 million, of which approximately $1.1 million was paid in the form of partial refunds to 289 former students. The settlement agreement stated that “[d]uring its investigation of the Relator’s False Claims Act allegations, the United States did not encounter evidence of harm to Kaplan students.”
On December 22, 2014, a former student representative filed a purported class- and collective-action lawsuit in the U.S. District Court for the Northern District of Illinois, in which she asserts claims under the Illinois Minimum Wage Law and the Fair Labor Standards Act (Sharon Freeman v. Kaplan, Inc.). The plaintiff alleges that she and other law students who were student representatives, on their respective law school campuses, of Kaplan’s bar exam preparation business should have been classified as employees and paid minimum wage. The Company cannot predict the outcome of this inquiry.
On October 21, 2010, KHE received a subpoena from the office of the Florida Attorney General (FL AG). The subpoena sought information pertaining to the online and on-campus schools operated by KHE in and outside of Florida. In June 2014, Kaplan entered into an Assurance of Voluntary Compliance (AVC) with the FL AG on behalf of Kaplan University, Kaplan Higher Education Campuses and Kaplan, Inc. This agreement closes the FL AG investigation. The AVC required Kaplan to pay $200,000 in “investigation costs,” provide certain tuition credits for students who previously dropped from a program and wish to return, and comply with certain industry best practices. In addition, Kaplan agreed to keep the Kaplan Commitment in place for Florida students until such time as Kaplan can prove that the program resulted in savings to Florida students of at least $350,000. This condition was satisfied at the end of 2014.

On December 21, 2010, the U.S. Equal Employment Opportunity Commission (EEOC) filed suit against Kaplan Higher Education Corporation in the U.S. District Court for the Northern District of Ohio alleging racial bias by Kaplan in requesting credit scores of job applicants seeking financial positions. In March 2011, the court granted in part the Company’s motion to dismiss the complaint. On January 28, 2013, the court entered summary judgment in favor of Kaplan Higher Education Corporation and against the EEOC, terminating the case in its entirety. The EEOC appealed the judgment to the U.S. Court of Appeals for the Sixth Judicial Circuit, and briefing on that appeal was completed in November 2013. On April 9, 2014, the Court of Appeals affirmed the lower court’s judgment in favor of the Company.
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
On April 30, 2011, KHE received a Civil Investigative Demand from the Office of the Attorney General of the State of Massachusetts. The demand primarily sought information pertaining to KHE’s nationally accredited campuses in Massachusetts, known as the Charlestown and Kenmore Square campuses. The Charlestown campus closed in 2013 and the Kenmore Square campus closed in 2012. Kaplan Higher Education Corporation has cooperated with the Massachusetts Attorney General and provided the requested information, as well as additional information requested in 2012 and 2013. In October 2014, the Attorney General’s office sent Kaplan a “notice of intention to file” a lawsuit letter under section 93A of the Massachusetts consumer fraud statute. The letter outlined 12 allegations against the Charlestown and Kenmore Square campuses. The Company cannot predict the outcome of this inquiry or any potential litigation.
On July 20, 2011, KHE received a subpoena from the Office of the Attorney General of the State of Delaware. The demand primarily sought information pertaining to Kaplan University’s online students and Kaplan Higher Education Campuses’ students who are residents of Delaware. Kaplan Higher Education Corporation has cooperated with the Delaware Attorney General and provided the information requested in the subpoena. Although KHE may receive further requests for information from the Delaware Attorney General, there has been no such further correspondence to date. The Company cannot predict the outcome of this inquiry.
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
The high and low sales prices of the Company’s Class B Common Stock were:

	2014		2013
Quarter	High	Low	High	Low
January–March	$745	$614	$456	$360
April–June	736	647	493	428
July–September	741	683	613	484
October–December	950	675	687	592
At January 30, 2015, there were 29 holders of record of the Company’s Class A Common Stock and 547 holders of record of the Company’s Class B Common Stock.
Dividend Information
Both classes of the Company’s Common Stock participate equally as to dividends. Quarterly dividends were paid at the rate of $2.55 per share during 2014. In December 2012, the Company declared and paid an accelerated cash dividend totaling $9.80 per share of outstanding common stock, in lieu of regular quarterly dividends that the Company otherwise would have declared and paid in calendar year 2013.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table and the footnote thereto set forth certain information as of December 31, 2014, concerning compensation plans of the Company under which equity securities of the Company are authorized to be issued.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	151,694	$682.68	—
Equity compensation plans not approved by security holders	—	—	—
Total	151,694	$682.68	—
____________
This table does not include information relating to restricted stock grants awarded under the Graham Holdings Company’s Incentive Compensation Plan, which plan has been approved by the stockholders of the Company. At December 31, 2014, there were 18,275 shares of restricted stock outstanding under the 2011–2014 Award Cycle and 41,115 shares of restricted stock outstanding under the 2012–2016 Award Cycle that had been awarded to employees of the Company and its subsidiaries under that Plan. In addition, the Company has from time to time awarded special discretionary grants of restricted stock to employees of the Company and its subsidiaries. At December 31, 2014, there were a total of 57,721 shares of restricted stock outstanding under special discretionary grants approved by the Compensation Committee of the Board of Directors. At December 31, 2014, a total of 311,440 shares of restricted stock and stock options were available for future awards.
Performance Graph
The following graph is a comparison of the yearly percentage change in the Company’s cumulative total shareholder return with the cumulative total return of the Standard & Poor’s 500 Stock Index and a custom peer group index comprised of education companies. The Standard & Poor’s 500 Stock Index is comprised of 500 U.S. companies in the industrial, transportation, utilities and financial industries and is weighted by market capitalization. The new custom peer group of education companies includes American Public Education, Apollo Education Group Inc., Bridgepoint Education Inc., Capella Education Co., DeVry Education Group Inc., Grand Canyon Education Inc., ITT Educational Services Inc., National American University Holdings Inc. and Strayer Education Inc. The old custom peer group of education companies includes all of the companies in the new peer group as well as Corinthian Colleges Inc. and Education Management Corp. The Company is using a custom peer index of education companies because the Company is a diversified education and media company. Its largest business is Kaplan, Inc., a leading global provider of educational services to individuals, schools and businesses. The graph reflects the investment of $100 on December 31, 2009, in the Company’s Class B Common Stock, the Standard & Poor’s 500 Stock Index, and the custom peer group index of education companies. For purposes of this graph, it has been assumed that dividends were reinvested on the date paid in the case of the Company and on a quarterly basis in the case of the Standard & Poor’s 500 Index and the custom peer group index of education companies.

December 31	2009	2010	2011	2012	2013	2014
Graham Holdings Company	100.00	102.05	89.58	91.63	166.42	219.94
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
New Education Peer Group	100.00	75.60	76.24	40.23	58.81	65.31
Old Education Peer Group	100.00	74.72	79.50	36.93	55.33	54.59

Item 6. Selected Financial Data.
See the information for the years 2010 through 2014 contained in the table titled “Five-Year Summary of Selected Historical Financial Data,” which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 40 hereof (with only the information for such years to be deemed filed as part of this Annual Report on Form 10-K).
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
See the information contained under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 40 hereof.
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
Equity Price Risk.  The Company has common stock investments in several publicly traded companies (as discussed in Note 4 to the Company’s Consolidated Financial Statements) that are subject to market price volatility. The fair value of these common stock investments totaled $193.8 million at December 31, 2014.
Interest Rate Risk.  The Company’s long-term debt consists of $400 million principal amount of 7.25% unsecured notes due February 1, 2019 (the Notes). At December 31, 2014, the aggregate fair value of the Notes, based upon quoted market prices, was $450.3 million. An increase in the market rate of interest applicable to the Notes would not increase the Company’s interest expense with respect to the Notes since the rate of interest the Company is required to pay on the Notes is fixed, but such an increase in rates would affect the fair value of the Notes. Assuming, hypothetically, that the market interest rate applicable to the Notes was 100 basis points higher than the Notes’ stated interest rate of 7.25%, the fair value of the Notes at December 31, 2014, would have been approximately $386.3 million. Conversely, if the market interest rate applicable to the Notes was 100 basis points lower than the Notes’ stated interest rate, the fair value of the Notes at such date would have been approximately $414.2 million.
On September 7, 2011, the Company borrowed AUD 50 million under its revolving credit facility. On the same date, the Company entered into interest rate swap agreements with a total notional value of AUD 50 million and a maturity date of March 7, 2015. These interest rate swap agreements will pay the Company variable interest on the AUD 50 million notional amount at the three-month bank bill rate, and the Company will pay the counterparties a fixed rate of 4.5275%. These interest rate swap agreements were entered into to convert the variable rate Australian dollar borrowing under the revolving credit facility into a fixed-rate borrowing.
Foreign Exchange Rate Risk.  The Company is exposed to foreign exchange rate risk primarily at its Kaplan international operations and its Corporate entity, and the primary exposure relates to the exchange rate between the U.S. dollar and both the British pound and the Australian dollar. This exposure includes British pound and Australian dollar denominated intercompany loans on U.S.-based Kaplan entities with a functional currency in U.S. dollars, and the AUD 50 million borrowing. In 2014, the Company reported unrealized foreign currency losses of $11.1 million. In 2013, the Company reported unrealized foreign currency losses of $13.4 million. In 2012, the Company reported unrealized foreign currency gains of $3.1 million.
If the values of the British pound and the Australian dollar relative to the U.S. dollar had been 10% lower than the values that prevailed during 2014, the Company’s pre-tax income for 2014 would have been approximately $10 million lower. Conversely, if such values had been 10% higher, the Company’s reported pre-tax income for 2014 would have been approximately $10 million higher.
Item 8. Financial Statements and Supplementary Data.
See the Company’s Consolidated Financial Statements at December 31, 2014, and for the periods then ended, together with the report of PricewaterhouseCoopers LLP thereon and the information contained in Note 20 to said Consolidated Financial Statements titled “Summary of Quarterly Operating Results and Comprehensive Income (Unaudited),” which are included in this Annual Report on Form 10-K and listed in the index to financial information on page 40 hereof.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President–Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President–Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President–Finance, in a manner that allows timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Management’s report set forth on page 60 is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information contained under the heading “Executive Officers” in Item 1 hereof and the information contained under the headings “Nominees for Election by Class A Shareholders,” “Nominees for Election by Class B Shareholders,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders is incorporated herein by reference thereto.
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
In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits to this Annual Report on Form 10-K, on June 9, 2014, the Company’s Chief Executive Officer submitted to the New York Stock Exchange the annual certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303A.12(a) of the NYSE Listed Company Manual.
Item 11. Executive Compensation.
The information contained under the headings “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Compensation Committee Report” in the definitive Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders is incorporated herein by reference thereto.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained under the heading “Stock Holdings of Certain Beneficial Owners and Management” in the definitive Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions and Director Independence.
The information contained under the headings “Transactions With Related Persons, Promoters and Certain Control Persons” and “Controlled Company” in the definitive Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders is incorporated herein by reference thereto.
Item 14. Principal Accounting Fees and Services.
The information contained under the heading “Audit Committee Report” in the definitive Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders is incorporated herein by reference thereto.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this report:
1.     Financial Statements.  As listed in the index to financial information on page 40 hereof.
2.     Exhibits.   As listed in the index to exhibits on page 111 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2015.

GRAHAM HOLDINGS COMPANY
(Registrant)

By	/s/ Hal S. Jones
Hal S. Jones
Senior Vice President–Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2015:

Donald E. Graham	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director
Hal S. Jones	Senior Vice President–Finance (Principal Financial Officer)
Wallace R. Cooney	Principal Accounting Officer
Lee C. Bollinger	Director
Christopher C. Davis	Director
Barry Diller	Director
Thomas S. Gayner	Director
Dave Goldberg	Director
Anne M. Mulcahy	Director
Ronald L. Olson	Director
Timothy J. O’Shaughnessy	Director
Larry D. Thompson	Director
G. Richard Wagoner, Jr.	Director
Katharine Weymouth	Director

By	/s/ Hal S. Jones
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
OVERVIEW
Graham Holdings Company (the Company) is a diversified education and media company, with education as the largest business. Through its subsidiary Kaplan, Inc., the Company provides extensive worldwide education services for individuals, schools and businesses. The Company also operates principally in two areas of the media industry: cable and television broadcasting. Since November 2012, the Company has completed several acquisitions in home health services and manufacturing. The Company’s business units are diverse and subject to different trends and risks.
The Company’s education division is the largest operating division of the Company, accounting for about 61.1% of the Company’s consolidated revenues in 2014. The Company has devoted significant resources and attention to this division for many years, given the attractiveness of investment opportunities and growth prospects during this time, as well as challenges related to government regulation. In recent years, Kaplan has formulated and implemented restructuring plans at many of its businesses, resulting in significant costs in order to establish lower cost levels in future periods. Kaplan will likely develop and implement additional restructuring plans as management continues to evaluate Kaplan’s cost structure. Kaplan is organized into the following three operating segments: Kaplan Higher Education (KHE), Kaplan Test Preparation (KTP) and Kaplan International.
KHE is the largest segment of Kaplan, representing 47% of total Kaplan revenues in 2014. KHE’s revenue declined in 2014, largely due to enrollment declines arising from generally lower demand, along with significant restructuring activities, including school closures. KHE’s restructuring costs totaled $6.5 million in 2014. Operating income at KHE improved in 2014 due primarily to expense reductions from lower enrollments and restructuring activities.
While KTP revenues grew in 2014, operating results declined, due partly to $7.7 million in software asset write-offs.
Kaplan International reported revenue growth for 2014 due to enrollment growth in the pathways, English-language, Australia professional and Singapore higher education programs. Kaplan International results were up in 2014 due to improved results in Australia and Singapore, and lower restructuring costs.
Kaplan made three acquisitions in 2014, one acquisition in 2013 and three acquisitions in 2012. None of these was individually significant.
The cable division continues to focus on higher margin businesses, namely, high-speed data and business sales; it continues to make substantial capital investments. The cable division is also focused on retention of its high-value customers and churn reduction. In November, the Company announced a plan for a tax-free spin-off of the cable division, which is expected to be completed later in 2015.
The Company’s television broadcasting division reported higher revenues and operating income in 2014 due primarily to significant political and Olympics-related advertising in 2014, as well as increased retransmission revenues.
With the recent Celtic Healthcare, Forney, Joyce/Dayton and Residential Healthcare acquisitions, the Company has invested in new lines of business from late 2012 through 2014.
The Company generates a significant amount of cash from its businesses that is used to support its operations, pay down debt and fund capital expenditures, share repurchases, dividends, acquisitions and other investments.
RESULTS OF OPERATIONS — 2014 COMPARED TO 2013
Net income attributable to common shares was $1,293.0 million ($195.03 per share) for the year ended December 31, 2014, compared to $236.0 million ($32.05 per share) for the year ended December 31, 2013. Net income includes $372.2 million ($56.15 per share) and $64.0 million ($8.69 per share) in income from discontinued operations for 2014 and 2013, respectively. Income from continuing operations attributable to common shares was $920.7 million ($138.88 per share) for 2014, compared to $172.0 million ($23.36 per share) for 2013.
In connection with the Berkshire exchange transaction that closed on June 30, 2014, the Company acquired 1,620,190 shares of its Class B common stock, resulting in 11% fewer diluted shares outstanding in 2014.

Items included in the Company’s income from continuing operations for 2014 are listed below:

•
$31.6 million in early retirement program expense and related charges, restructuring charges and software asset write-offs at the education division and the corporate office (after-tax impact of $20.2 million, or $3.05 per share);

•	$17.3 million noncash intangible and other long-lived assets impairment charges at Kaplan and Other Businesses (after-tax impact of $11.2 million, or $1.69 per share);

•	$396.6 million gain from the sale of Classified Ventures (after-tax impact of $249.8 million, or $37.68 per share);

•	$90.9 million gain from the Classified Ventures’ sale of apartments.com (after-tax impact of $58.2 million, or $8.78 per share);

•	$266.7 million gain from the Berkshire exchange transaction (after-tax impact of $266.7 million, or $40.23 per share);

•	$127.7 million gain on the sale of the corporate headquarters building (after-tax impact of $81.8 million, or $12.34 per share);

•	$75.2 million gain from the sale of wireless licenses at the cable division (after-tax impact of $48.2 million, or $7.27 per share); and

•	$11.1 million in non-operating unrealized foreign currency losses (after-tax impact of $7.1 million, or $1.08 per share).
Items included in the Company’s income from continuing operations for 2013 are listed below:

•	$36.4 million in severance and restructuring charges at the education division (after-tax impact of $25.3 million, or $3.46 per share);

•	a $3.3 million noncash intangible assets impairment charge at Kaplan (after-tax impact of $3.2 million, or $0.44 per share);

•	a $10.4 million write-down of a marketable equity security (after-tax impact of $6.7 million, or $0.91 per share); and

•	$13.4 million in non-operating unrealized foreign currency losses (after-tax impact of $8.6 million, or $1.17 per share).
Revenue for 2014 was $3,535.2 million, up 4% from $3,407.9 million in 2013. Revenues increased at the television broadcasting division and in other businesses, offset by a small decline at the cable and education divisions.
In 2014, education revenue was flat, subscriber revenue decreased 1%, advertising revenue increased 11% and other revenue increased 60%. The flat revenue results at Kaplan account for the reported education revenue. Subscriber revenue declined slightly at the cable division. The increase in advertising revenue is due to increased television broadcasting revenue. The increase in other revenues is due primarily to the inclusion of revenues from businesses acquired in 2014 and 2013.
Operating costs and expenses for the year increased 1% to $3,127.2 million in 2014, from $3,088.7 million in 2013. Expenses were higher in other businesses and the television broadcasting division in 2014. This was offset by decreased costs at the education and cable divisions.
Operating income for 2014 increased to $407.9 million, from $319.2 million in 2013. Operating results improved at all reporting segments and benefited from an increase in the net pension credit.
On June 30, 2014, the Company and Berkshire Hathaway Inc. completed a transaction in which Berkshire acquired a wholly-owned subsidiary of the Company that included, among other things, WPLG, a Miami-based television station, 2,107 Class A Berkshire shares and 1,278 Class B Berkshire shares owned by Graham Holdings and $327.7 million in cash, in exchange for 1,620,190 shares of Graham Holdings Class B common stock owned by Berkshire Hathaway (Berkshire exchange transaction). As a result, income from continuing operations for 2014 includes a $266.7 million gain from the exchange of the Berkshire Hathaway shares, and income from discontinued operations for 2014 includes a $375.0 million gain from the WPLG exchange.
In November 2014, the Company announced that its Board of Directors authorized management to proceed with plans for the complete legal and structural separation of Cable ONE, Inc., a Graham Holdings subsidiary, from Graham Holdings. Following the proposed transaction, Cable ONE will be an independent, publicly traded company. The Company intends to complete the proposed transaction later in 2015. The proposed transaction will be structured as a tax-free spin-off of Cable ONE to the stockholders of the Company. The transaction is contingent on the satisfaction of a number of conditions, including completion of the review process by the Securities and Exchange Commission of required filings under applicable securities regulations, other applicable regulatory approvals and the final approval of transaction terms by the Company’s Board of Directors.

On February 12, 2015, Kaplan entered into a Purchase and Sale Agreement with Education Corporation of America (ECA) to sell substantially all of the assets of its KHE Campuses business, consisting of 38 nationally accredited ground campuses, and certain related assets, in exchange for a preferred equity interest in ECA. The transaction is contingent upon certain regulatory and accrediting agency approvals and is expected to close in the second or third quarter of 2015.
Division Results
Education Division.  Education division revenue in 2014 totaled $2,160.4 million, compared to revenue of $2,163.7 million in 2013. Kaplan reported operating income of $65.5 million for 2014, compared to $51.0 million in 2013. Kaplan’s 2014 operating results in comparison to 2013 benefited from improvement in KHE and Kaplan International results, offset by increased intangible and other long-lived asset impairment charges.
In recent years, Kaplan has formulated and implemented restructuring plans at its various businesses that have resulted in significant costs in 2014 and 2013, with the objective of establishing lower cost levels in future periods. Across all businesses, restructuring costs and software asset write-offs totaled $16.8 million in 2014 and $36.4 million in 2013.
In the third quarter of 2014, Kaplan completed the sale of three of its schools in China that were previously part of Kaplan International. The sale of an additional school in China was completed in January 2015. Kaplan’s operating results exclude these schools, which have been reclassified to discontinued operations for all periods presented.
A summary of Kaplan’s operating results is as follows:

	Year Ended December 31
(in thousands)	2014	2013	% Change
Revenue
Higher education	$1,010,058	$1,080,908	(7)
Test preparation	304,662	293,201	4
Kaplan international	840,915	783,588	7
Kaplan corporate and other	6,094	7,990	(24)
Intersegment elimination	(1,312)	(1,953)	—
	$2,160,417	$2,163,734	—
Operating Income (Loss)
Higher education	$83,069	$71,584	16
Test preparation	(4,730)	4,118	—
Kaplan international	69,153	51,653	34
Kaplan corporate and other	(57,093)	(64,948)	12
Amortization of intangible assets	(7,738)	(8,503)	9
Impairment of intangible and other long-lived assets	(17,203)	(3,250)	—
Intersegment elimination	5	335	—
	$65,463	$50,989	28
KHE includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. KHE also includes the domestic professional training and other continuing education businesses.
In 2012, KHE began implementing plans to close or merge 13 ground campuses, consolidate other facilities and reduce its workforce. The last two of these campus closures were completed in the second quarter of 2014. In April 2014, KHE announced plans to close two additional ground campuses, and in July 2014, KHE announced plans to close another three campuses. KHE is in the process of teaching out the current students, and the campus closures will be completed by the end of 2015. In July 2014, KHE also announced plans to further reduce its work force. In connection with these and other plans, KHE incurred $6.5 million and $19.5 million in restructuring costs from severance, accelerated depreciation, lease obligations and other items in 2014 and 2013, respectively.

In February 2015, Kaplan entered into a Purchase and Sale Agreement with ECA to sell substantially all of the assets of its KHE Campuses business. The transaction is contingent upon certain regulatory and accrediting agency approvals and is expected to close in the second or third quarter of 2015. In addition, in the fourth quarter of 2014, Kaplan recorded a $13.6 million other long-lived asset impairment charge in connection with its KHE Campuses business. KHE results include revenue and operating income (loss) related to the KHE Campuses business as follows:

	Year Ended
	December 31
(in thousands)	2014	2013
Revenue	$274,487	$299,714
Operating income (loss)	$(12,500)	$(28,343)
In 2014, KHE revenue declined 7% due largely to declines in average enrollments at KHE campuses and at Kaplan University that reflect weaker market demand over the past year and lower average tuition. The declines were most pronounced at KHE’s ground campuses due to the impact of campuses closed or in the process of closing, as well as weakness in demand for KHE’s non-degree vocational programs. KHE operating income improved in 2014 due largely to expense reductions associated with lower enrollments and recent restructuring efforts and lower restructuring costs, partially offset by revenue declines and increased marketing spending at Kaplan University.
New student enrollments at KHE declined 3% in 2014 due to lower demand across KHE and the impact of campus closures. Total students at December 31, 2014, were down 6% compared to December 31, 2013. Excluding campuses closed or planned for closure, total students at December 31, 2014, were down 4% compared to December 31, 2013. A summary of student enrollments is as follows:

				Excluding Campuses Closing
	As of December 31			As of December 31
	2014	2013	% Change	2014	2013	% Change
Kaplan University	42,469	42,816	(1)	42,469	42,816	(1)
Other Campuses	14,266	17,417	(18)	14,045	15,818	(11)
	56,735	60,233	(6)	56,514	58,634	(4)
Kaplan University and Other Campuses enrollments by certificate and degree programs, are as follows:

	As of December 31
	2014	2013
Certificate	20.6%	21.7%
Associate’s	27.4%	29.7%
Bachelor’s	34.2%	32.3%
Master’s	17.8%	16.3%
	100.0%	100.0%
KTP includes Kaplan’s standardized test preparation programs. KTP revenue increased 4% in 2014. Excluding revenues from acquired businesses, KTP revenue increased 2% in 2014. KTP recorded a $7.7 million software asset write-off in the second quarter of 2014 due to a decision to consolidate certain learning management systems. KTP operating results declined in 2014 due to the software asset write-off and increased costs for newly acquired businesses.
Kaplan International includes English-language programs and postsecondary education and professional training businesses largely outside the United States. Kaplan International revenue increased 7% in 2014 due to enrollment growth in the pathways, English-language, Australia professional and Singapore higher education programs. Kaplan International operating income increased 34% in 2014 due primarily to improved results from operations in Australia and Singapore, and lower restructuring costs in 2014. Restructuring costs at Kaplan International totaled $0.2 million and $5.8 million in 2014 and 2013, respectively.
In 2014, Kaplan recorded $17.2 million in noncash intangible and other long-lived assets impairment charges in connection with businesses at KHE, KTP and Kaplan International. In 2013, Kaplan recorded $3.3 million in noncash intangible assets impairment charges primarily in connection with one of the businesses in Kaplan International.
Kaplan corporate represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities. In 2013, $11.0 million in restructuring costs was recorded in connection with charges related to office space managed by Kaplan corporate.

Kaplan continues to evaluate its cost structure and is pursuing additional cost savings opportunities, including eliminating excess office capacity. This will likely result in additional restructuring plans and related costs in 2015.
Cable Division.  Cable division revenue for 2014 declined 1% to $798.1 million, from $807.3 million in 2013 due to 4% fewer customers and 8% fewer Primary Service Units (PSUs). Operating expenses in 2014 declined 3%, from $637.6 million to $619.4 million in 2014. The expense declines are due to fewer customers and significantly reduced programming costs. Cable division operating income grew 5% to $178.7 million, from $169.7 million in 2013.
The cable division continues its focus on higher margin businesses, namely high-speed data and business sales. Residential high-speed data revenue increased 5.3% in 2014 on 2.5% customer growth, and business sales increased 18.5% on a 14.9% increase in business high-speed data customers. Overall, business sales comprised 8.9% of total revenue for 2014, compared with 7.4% of total revenue for 2013. Due to rapidly rising programming costs and shrinking margins, video sales now have less value and emphasis (video PSUs were down 16% from 2013) and programming costs have been reduced significantly. Effective April 1, 2014, the cable division elected not to renew its contract for Viacom networks.
The cable division also continues to focus on higher lifetime value customers who are less attracted by discounting, require less support and churn less. Operating income margins increased to 22.4% in 2014, from 21.0% in 2013.
A summary of PSUs and total customers is as follows:

	As of December 31
	2014	2013
Video	451,217	538,894
High-speed data	488,454	472,631
Voice	149,513	169,181
Total Primary Service Units (PSUs)	1,089,184	1,180,706
Total Customers	686,671	712,910
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
Television Broadcasting Division.  Revenue for the television broadcasting division increased 18% to $363.8 million in 2014, from $308.3 million in 2013; operating income for 2014 was up 29% to $187.8 million, from $145.2 million in 2013. The increase in revenue and operating income is due to a $31.8 million increase in political advertising revenue, $9.5 million in incremental winter Olympics-related advertising revenue at the Company’s NBC affiliates and $18.6 million in increased retransmission revenues. Operating margin at the television broadcasting division was 52% in 2014 and 47% in 2013.
Competitive market position remained strong for the Company’s television stations. KSAT in San Antonio and WJXT in Jacksonville ranked number one in the November 2014 ratings period, Monday through Friday, sign-on to sign-off; WDIV in Detroit ranked second, and KPRC in Houston and WKMG in Orlando ranked third.
In November 2014, the television broadcasting division acquired SocialNewsDesk, a market-leading software-based technology platform created by journalists to help newsroom and content producers publish, manage and monetize social media.
As a result of the Berkshire exchange transaction discussed above, the television broadcasting operating results exclude WPLG, the Company’s Miami-based television station, which has been reclassified to discontinued operations for all periods presented.
Other Businesses. Other businesses includes the operating results of The Slate Group and Foreign Policy Group, which publish online and print magazines and websites; SocialCode, a marketing solutions provider helping companies with marketing on social-media platforms; Celtic Healthcare, a provider of home health and hospice services; Forney, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications, acquired by the Company in August 2013; and Trove, a digital innovation team that builds products and technologies in the news space. Other businesses also includes a number of businesses acquired in 2014.
In April 2014, Celtic Healthcare, Inc. (Celtic) acquired the assets of VNA-TIP Healthcare of Bridgeton, MO. This acquisition has expanded Celtic’s home health and hospice service areas from Pennsylvania and Maryland to the

Missouri and Illinois regions. The operating results of VNA-TIP are included in other businesses from the date of acquisition in the second quarter of 2014. In January 2015, Celtic and Allegheny Health Network (AHN) closed on the formation of a joint venture to combine each other’s home health and hospice assets in the western Pennsylvania region. Although Celtic will manage the operations of the joint venture, Celtic holds a 40% interest in the joint venture, so the operating results of the joint venture will not be consolidated and the pro rata operating results will be included in the Company’s equity in earnings of affiliates in the future. Celtic’s revenues from the western Pennsylvania region that now are part of the joint venture made up 29% of total Celtic revenues in 2014.
On May 30, 2014, the Company acquired Joyce/Dayton Corp. (Joyce/Dayton), a Dayton, OH-based manufacturer of screw jacks and other linear motion systems. The operating results of Joyce/Dayton are included in other businesses from the date of acquisition in the second quarter of 2014.
On July 3, 2014, the Company acquired a majority interest in Residential Healthcare Group, Inc. (Residential), the parent company of Residential Home Health and Residential Hospice, leading providers of skilled home health and hospice services in Michigan and Illinois. The operating results of Residential are included in Other Businesses from the date of acquisition in the third quarter of 2014. Since Residential owns a minority interest in the Illinois operations it manages, the operating results of the Illinois operations are not being consolidated and the pro rata operating results are included in the Company’s equity in earnings of affiliates.
The increase in revenues for 2014 is due primarily to the inclusion of revenues from the businesses acquired in 2014 and 2013. The improvement in operating results in 2014 is due to improved results at SocialCode. This improvement was partially offset by increased amortization expense, and acquisition-related costs and other integration expenses incurred in conjunction with the VNA-TIP Healthcare acquisition.
Corporate Office.  Corporate office includes the expenses of the Company’s corporate office, the pension credit for the Company’s traditional defined benefit plan and certain continuing obligations related to prior business dispositions. In the first quarter of 2014, the corporate office implemented a Separation Incentive Program that resulted in early retirement program expense of $4.5 million, which is being funded from the assets of the Company’s pension plan. In the third quarter of 2014, the acceptance period for the Voluntary Retirement Incentive Program (VRIP) ended and the Company recorded $10.3 million in early retirement program expense and other related charges, a portion of which is being funded from the assets of the Company’s pension plan. Excluding early retirement program expense, the total pension credit for the Company’s traditional defined benefit plan was $91.2 million and $42.7 million for 2014 and 2013, respectively.
Excluding the pension credit, early retirement program expense and other related charges, corporate office expenses increased in 2014 due to higher compensation costs, expenses related to acquisitions, the Berkshire exchange transaction and the cable spin-off, and incremental costs associated with the corporate office headquarters move to Arlington, VA.
Equity in Earnings of Affiliates.  At September 30, 2014, the Company held a 16.5% interest in Classified Ventures, LLC (CV) and interests in several other affiliates. On October 1, 2014, the Company and the remaining partners in CV completed the sale of their entire stakes in CV. Total proceeds to the Company, net of transaction costs, were $408.5 million, of which $16.5 million will be held in escrow until October 1, 2015. The Company recorded a pre-tax non-operating gain of $396.6 million in connection with the sale in the fourth quarter of 2014.
The Company’s equity in earnings of affiliates, net, for 2014 was $100.4 million, compared to $13.2 million in 2013. The 2014 results include a pre-tax gain of $90.9 million from the CV sale of apartments.com in the second quarter of 2014.
Other Non-Operating Income (Expense).  The Company recorded other non-operating income, net, of $853.3 million in 2014, compared to expense of $23.8 million in 2013.
The 2014 non-operating income, net, included a fourth quarter pre-tax gain of $396.6 million on the sale of CV, the pre-tax gain of $266.7 million in connection with the Company’s exchange of Berkshire shares, a pre-tax gain of $127.7 million on the sale of the headquarters building, a $75.2 million pre-tax gain on the sale of wireless licenses, $11.1 million in unrealized foreign currency losses and other items. The 2013 non-operating expense, net, included a $10.4 million write-down of a marketable equity security, $13.4 million in unrealized foreign currency losses and other items.
Net Interest Expense.  The Company incurred net interest expense of $34.5 million in 2014, compared to $33.8 million in 2013. At December 31, 2014, the Company had $445.9 million in borrowings outstanding at an average interest rate of 7.1%; at December 31, 2013, the Company had $450.8 million in borrowings outstanding at an average interest rate of 7.0%.
Provision for Income Taxes.  The effective tax rate for income from continuing operations in 2014 was 30.6%. The lower effective tax rate in 2014 largely relates to the Berkshire exchange transaction. The pre-tax gain of $266.7 million related to the disposition of the Berkshire shares was not subject to income tax as the exchange qualifies as a tax-free transaction.
The effective tax rate for income from continuing operations in 2013 was 36.9%. This effective tax rate benefited from lower state taxes and lower rates in jurisdictions outside the United States, offset by $4.6 million in net state and non-U.S. valuation allowances provided against deferred income tax benefits where realization is doubtful.
Discontinued Operations. On June 30, 2014, the Company and Berkshire Hathaway Inc. completed the Berkshire exchange transaction. A gain of $375.0 million was recorded in discontinued operations in connection with the disposition of WPLG, a Miami-based television station. This gain is not subject to income tax.
In the third quarter of 2014, Kaplan completed the sale of three of its schools in China that were previously part of Kaplan International. An additional school in China was sold by Kaplan in January 2015.
On October 1, 2013, the Company completed the sale of its newspaper publishing businesses for $250.0 million. The related publishing businesses sold include The Washington Post, Express, The Gazette Newspapers, Southern Maryland Newspapers, Greater Washington Publishing, Fairfax County Times, El Tiempo Latino and related websites (Publishing Subsidiaries). In the fourth quarter of 2013, a pre-tax gain of $157.5 million was recorded in discontinued operations on the sale ($100.0 million after-tax gain).
In March 2013, the Company sold The Herald, a daily newspaper headquartered in Everett, WA.
As a result of these transactions, income from continuing operations excludes the operating results and related net gain on dispositions of these businesses, which have been reclassified to discontinued operations, net of tax, for all periods presented.
RESULTS OF OPERATIONS — 2013 COMPARED TO 2012
Net income attributable to common shares was $236.0 million ($32.05 per share) for the year ended December 31, 2013, compared to $131.2 million ($17.39 per share) for the year ended December 31, 2012. Net income includes $64.0 million ($8.69 per share) and $80.9 million ($10.99 per share) in income from discontinued operations for 2013 and 2012, respectively. Income from continuing operations attributable to common shares was $172.0 million ($23.36 per share) for 2013, compared to $50.3 million ($6.40 per share) for 2012.
Items included in the Company’s income from continuing operations for 2013 are listed below:

•	$36.4 million in severance and restructuring charges at the education division (after-tax impact of $25.3 million, or $3.46 per share);

•	a $3.3 million noncash intangible assets impairment charge at Kaplan (after-tax impact of $3.2 million, or $0.44 per share);

•	a $10.4 million write-down of a marketable equity security (after-tax impact of $6.7 million, or $0.91 per share); and

•	$13.4 million in non-operating unrealized foreign currency losses (after-tax impact of $8.6 million, or $1.17 per share).
Items included in the Company’s income from continuing operations for 2012 are listed below:

•	$111.6 million noncash goodwill and other long-lived assets impairment charge at KTP (after-tax impact of $81.9 million, or $11.33 per share);

•	$45.2 million in severance and restructuring charges at the education division (after-tax impact of $32.9 million, or $4.53 per share);

•	an $18.0 million write-down of a marketable equity security (after-tax impact of $11.2 million, or $1.54 per share);

•	a $5.8 million gain on the sale of a cost method investment (after-tax impact of $3.7 million, or $0.48 per share); and

•	$3.1 million in non-operating unrealized foreign currency gains (after-tax impact of $2.0 million, or $0.27 per share).
Revenue for 2013 was $3,407.9 million, up 1% from $3,372.6 million in 2012. Revenues increased at the cable division and in other businesses, offset by declines at the television broadcasting and education divisions.
In 2013, education revenue decreased 1%, subscriber revenue increased 3%, advertising revenue decreased 8% and other revenue increased 51%. Revenue declines at Kaplan accounted for the decrease in education revenue. Subscriber revenue increased at the cable division. The decrease in advertising revenue is due to decreased television broadcasting revenue. The increase in other revenue is due to growth at SocialCode and Slate, and from the Celtic and Forney acquisitions.
Operating costs and expenses for the year declined to $3,088.7 million in 2013, from $3,224.0 million in 2012. Excluding the noncash intangible assets impairment charge at Kaplan, overall costs at Kaplan declined in 2013 and expenses were lower at the television broadcasting division. This was offset by increased costs at the cable division, along with higher expenses in other businesses.
Operating income for 2013 increased to $319.2 million, from $148.6 million in 2012. Operating results improved at the education and cable divisions, offset by a decline at the television broadcasting division.
Division Results
Education Division.  Education division revenue in 2013 totaled $2,163.7 million, a 1% decline from $2,184.5 million in 2012. Kaplan reported operating income of $51.0 million for 2013, compared to an operating loss of $106.4 million in 2012. Kaplan’s 2013 operating results in comparison to 2012 benefited from strong improvement in KHE and KTP results, and a $111.6 million noncash goodwill and other long-lived assets impairment charge related to KTP, recorded in the fourth quarter of 2012.
In response to student demand levels, Kaplan has formulated and implemented restructuring plans at its various businesses that have resulted in significant costs in 2013 and 2012, with the objective of establishing lower cost levels in future periods. Across all businesses, restructuring costs totaled $36.4 million in 2013 and $45.2 million in 2012.
A summary of Kaplan’s operating results is as follows:

	Year Ended December 31
(in thousands)	2013	2012	% Change
Revenue
Higher education	$1,080,908	$1,149,407	(6)
Test preparation	293,201	284,252	3
Kaplan international	783,588	741,826	6
Kaplan corporate and other	7,990	15,039	(47)
Intersegment elimination	(1,953)	(5,992)	—
	$2,163,734	$2,184,532	(1)
Operating Income (Loss)
Higher education	$71,584	$27,245	—
Test preparation	4,118	(10,799)	—
Kaplan international	51,653	47,120	10
Kaplan corporate and other	(64,948)	(43,160)	(50)
Amortization of intangible assets	(8,503)	(16,283)	48
Impairment of goodwill and other long-lived assets	(3,250)	(111,593)	97
Intersegment elimination	335	1,046	—
	$50,989	$(106,424)	—
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

New student enrollments at Kaplan University and Other Campuses increased 4% in 2013 due to the positive impact of trial period modifications and process improvements, offset by the impact of campus closures. However, total students at December 31, 2013, were down 8% compared to December 31, 2012. Excluding campuses closed or planned for closure, total students at December 31, 2013, were down 5% compared to December 31, 2012. The increase in new enrollments was offset by a reduction in the number of continuing students. A summary of student enrollments is a follows:

				Excluding Campuses Closing
	As of December 31			As of December 31
	2013	2012	% Change	2013	2012	% Change
Kaplan University	42,816	44,371	(4)	42,816	44,371	(4)
Other Campuses	17,417	21,099	(17)	15,818	17,490	(10)
	60,233	65,470	(8)	58,634	61,861	(5)
Kaplan University and Other Campuses enrollments by certificate and degree programs, were as follows:

	As of December 31
	2013	2012
Certificate	21.7%	23.2%
Associate’s	29.7%	29.1%
Bachelor’s	32.3%	33.8%
Master’s	16.3%	13.9%
	100.0%	100.0%
KTP includes Kaplan’s standardized test preparation programs. KTP revenue increased 3% in 2013. Although total enrollment declined 3% for 2013, declines in revenue from graduate programs were offset by growth in medical and bar review programs and other products. KTP operating results improved in 2013 due to the increase in revenues and lower costs.
In the fourth quarter of 2012, Kaplan recorded a $111.6 million noncash goodwill and other long-lived assets impairment charge in connection with KTP. This impairment charge was determined as part of the Company’s 2012 annual goodwill and intangible assets impairment testing.
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
In 2013, Kaplan recorded $3.3 million in noncash intangible assets impairment charges primarily in connection with one of the businesses in Kaplan International.
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
Cable Division.  Cable division revenue for 2013 increased 3% to $807.3 million, from $787.1 million in 2012. The revenue increase in 2013 is due to recent rate increases for a substantial portion of subscribers, growth in business sales and a reduction in promotional discounts. The increase was offset by a decline in video subscribers, as the cable division focuses its efforts on churn reduction and retention of its high-value subscribers.
Cable division operating income in 2013 increased 10% to $169.7 million, from $154.6 million in 2012, due primarily to increased revenues, partially offset by higher programming costs. Operating margin at the cable division was 21% in 2013 and 20% in 2012.

At December 31, 2013, PSUs were down 4% from the prior year due to a decline in video subscribers. A summary of PSUs is as follows:

	As of December 31
	2013	2012
Video	538,894	593,615
High-speed data	472,631	459,235
Voice	169,181	178,922
Total	1,180,706	1,231,772
PSUs include about 6,300 subscribers who receive free video cable service, primarily local governments, schools and other organizations as required by various franchise agreements.
Television Broadcasting Division.  Revenue for the television broadcasting division decreased 6% to $308.3 million in 2013, from $328.4 million in 2012. Television broadcasting division operating income for 2013 decreased 10% to $145.2 million, from $162.1 million in 2012.
The decline in revenue and operating income for 2013 is due to a $42.0 million decrease in political advertising revenue and $10.8 million in incremental summer Olympics-related advertising at the Company’s NBC affiliates in the third quarter of 2012. The decline in revenue and operating income was partially offset by increased retransmission revenues. Operating margin at the television broadcasting division was 47% in 2013 and 49% in 2012.
Competitive market position remained strong for the Company’s television stations. KSAT in San Antonio and WJXT in Jacksonville ranked number one in the November 2013 ratings period, Monday through Friday, sign-on to sign-off; WDIV in Detroit and WKMG in Orlando ranked second, and KPRC in Houston ranked second (Anglo stations).
Other Businesses.  Other businesses includes the operating results of The Slate Group and Foreign Policy Group, which publish online and print magazines and websites; SocialCode, a marketing solutions provider helping companies with marketing on social-media platforms; Celtic, a provider of home health and hospice services in the northeastern and mid-Atlantic regions, acquired by the Company in November 2012; Forney, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications, acquired by the Company in August 2013; and Trove, a digital team focused on emerging technologies and new product development.
The revenue increase of 77% in other businesses for 2013 is due to growth at SocialCode and Slate and revenue from the Company’s recently acquired Celtic and Forney businesses.
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

Provision for Income Taxes.  The effective tax rate for income from continuing operations in 2013 was 36.9%. This effective tax rate benefited from lower state taxes and lower rates in jurisdictions outside the United States, offset by $4.6 million in net state and non-U.S. valuation allowances provided against deferred income tax benefits where realization is doubtful.
The effective tax rate for income from continuing operations in 2012 was 58.9%. This effective tax rate was adversely impacted by $12.8 million from nondeductible goodwill in connection with an impairment charge recorded in 2012, and $12.5 million in net state and non-U.S. valuation allowances provided against deferred income tax benefits where realization is doubtful, offset by tax benefits from lower rates in jurisdictions outside the United States.
Discontinued Operations. On June 30, 2014, the Company and Berkshire Hathaway Inc. completed the Berkshire exchange transaction that included the disposition of WPLG, a Miami-based television station.
In the third quarter of 2014, Kaplan completed the sale of three of its schools in China that were previously part of Kaplan International. An additional school in China was sold by Kaplan in January 2015.
On October 1, 2013, the Company completed the sale of its newspaper publishing businesses for $250.0 million. The related publishing businesses sold include The Washington Post, Express, The Gazette Newspapers, Southern Maryland Newspapers, Greater Washington Publishing, Fairfax County Times, El Tiempo Latino and related websites (Publishing Subsidiaries). In the fourth quarter of 2013, a pre-tax gain of $157.5 million was recorded in discontinued operations on the sale ($100.0 million after-tax gain).
In March 2013, the Company sold The Herald. Kaplan sold Kidum in August 2012, EduNeering in April 2012 and Kaplan Learning Technologies (KLT) in February 2012. In addition, the Company divested its interest in Avenue100 Media Solutions in July 2012.
Consequently, income from continuing operations excludes the operating results and related net gains on disposition of these businesses, which have been reclassified to discontinued operations, net of tax, for all periods presented.
FINANCIAL CONDITION: CAPITAL RESOURCES AND LIQUIDITY
Acquisitions, Dispositions and Exchanges
Acquisitions. The Company completed business acquisitions totaling approximately $210.2 million in 2014; $23.8 million in 2013; and $55.6 million in 2012. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition.
During 2014, the Company acquired nine businesses. On April 1, 2014, Celtic acquired VNA-TIP Healthcare, a provider of home health and hospice services in Missouri and Illinois. On May 30, 2014, the Company completed its acquisition of Joyce/Dayton, a Dayton, OH-based manufacturer of screw jacks and other linear motion systems. On July 3, 2014, the Company completed its acquisition of an 80% interest in Residential, the parent company of Residential Home Health and Residential Hospice, providers of skilled home health care and hospice services in Michigan and Illinois. Residential has a 40% ownership interest in Residential Home Health Illinois and a 42.5% ownership interest in Residential Hospice Illinois, which are accounted for as investments in affiliates. The fair value of the redeemable noncontrolling interest in Residential was $17.1 million at the acquisition date, determined using a market approach. The minority shareholders have an option to put their shares to the Company starting in 2017, and the Company has an option to buy the shares of some minority shareholders in 2020 and those of the remaining minority shareholders in 2024. The operating results of these businesses are included in other businesses. The Company also acquired three small businesses in its education division, one small business in its broadcasting division and two small businesses in other businesses. The purchase price allocation mostly comprised goodwill, other intangible assets and other current assets on a preliminary basis.
During 2013, the Company acquired six businesses. On August 1, 2013, the Company completed its acquisition of Forney Corporation, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications. The operating results for Forney are included in other businesses. The Company also acquired four small businesses in other businesses and one small business in its education division. In the second quarter of 2013, Kaplan purchased the remaining 15% noncontrolling interest in Kaplan China; this additional interest was accounted for as an equity transaction. The purchase price allocations mostly comprised goodwill, other intangible assets and current assets.
During 2012, the Company completed five business acquisitions. In November 2012, the Company completed its acquisition of a controlling interest in Celtic, a provider of home health care and hospice services in the northeastern and mid-Atlantic regions. The operating results of Celtic are included in other businesses. The fair value of the noncontrolling interest in Celtic was $5.9 million at the acquisition date, determined using a market approach. The minority shareholder has an option to put their shares to the Company from 2018 to 2022, and the Company has an option to buy the shares of the minority shareholder in 2022. The Company also acquired three small businesses in its education division and one small business in other businesses. The purchase price allocations mostly comprised goodwill and other intangible assets.
Dispositions. In the third quarter of 2014, Kaplan completed the sale of three of its schools in China that were previously included as part of Kaplan International. In January 2015, Kaplan completed the sale of an additional school in China.
On October 1, 2013, the Company completed the sale of its Publishing Subsidiaries that together conducted most of the Company’s publishing business and related services, including publishing The Washington Post, Express, The Gazette Newspapers, Southern Maryland Newspapers, Greater Washington Publishing, Fairfax County Times, El Tiempo Latino and related websites. In March 2013, the Company completed the sale of The Herald, a daily and Sunday newspaper headquartered in Everett, WA.
The Company divested its interest in Avenue100 Media Solutions in July 2012, which was previously reported in other businesses. Kaplan completed the sales of Kidum in August 2012, EduNeering in April 2012 and KLT in February 2012.
On February 12, 2015, Kaplan entered into a Purchase and Sale Agreement with Education Corporation of America (ECA) to sell substantially all of the assets of its KHE Campuses business, consisting of 38 nationally accredited ground campuses and certain related assets, in exchange for a preferred equity interest in ECA. The transaction is contingent upon certain regulatory and accrediting agency approvals and is expected to close in the second or third quarter of 2015. In 2014, the KHE Campuses business had revenues of approximately $275 million and operating losses of $12.5 million. The Company expects to report a pre-tax loss on the transaction that is not material to the Company’s overall financial position.
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
The Company’s income from continuing operations excludes results from the businesses described in dispositions and exchanges above, which have been reclassified to discontinued operations (see Note 3).
Capital Expenditures.  During 2014, the Company’s capital expenditures totaled $223.6 million. The Company’s capital expenditures for businesses included in continuing operations for 2014, 2013 and 2012 are disclosed in Note 19 to the Consolidated Financial Statements. These amounts include assets acquired during the year, whereas the amounts reflected in the Company’s Statements of Cash Flows are based on cash payments made during the relevant periods. The Company estimates that its capital expenditures will be in the range of $225 million to $250 million in 2015, including a full-year estimate for the Cable division.
Investments in Marketable Equity Securities.  At December 31, 2014, the fair value of the Company’s investments in marketable equity securities was $193.8 million, which includes $87.7 million in Berkshire Hathaway Inc. Class A and B common stock and $106.1 million in the common stock of four other publicly traded companies.
At December 31, 2013, the unrealized gain related to the Company’s Berkshire stock investment totaled $286.9 million. On June 30, 2014, the Company completed a transaction with Berkshire, as described in Note 7, that included the exchange of 2,107 Class A Berkshire shares and 1,278 Class B Berkshire shares owned by the Company; a $266.7 million gain was recorded.
At the end of 2013 and 2012, the Company’s investment in Strayer Education, Inc. had been in an unrealized loss position for about six months. The Company evaluated this investment for other-than-temporary impairment based on various factors, including the duration and severity of the unrealized loss, the reason for the decline in value, the potential recovery period and the Company’s ability and intent to hold the investment. Based on this evaluation, the Company concluded that the unrealized loss was other-than-temporary and recorded a $10.4 million and an $18.0 million write-down of the investment in 2013 and 2012, respectively.

Common Stock Repurchases and Dividend Rate. As part of the exchange transaction with Berkshire Hathaway, the Company acquired 1,620,190 shares of its Class B common stock at a cost of approximately $1,165.4 million. During 2013 and 2012, the Company purchased a total of 33,024 and 301,231 shares, respectively, of its Class B common stock at a cost of approximately $17.7 million and $103.2 million, respectively. In September 2011, the Board of Directors increased the authorization to repurchase a total of 750,000 shares of Class B common stock. The Company did not announce a ceiling price or a time limit for the purchases. The authorization included 43,573 shares that remained under the previous authorization. At December 31, 2014, the Company had remaining authorization from the Board of Directors to purchase up to 159,219 shares of Class B common stock. Shares acquired as part of the exchange transaction received separate authorization by the Company’s Board of Directors. The annual dividend rate for 2015 was increased to $10.60 per share, up from $10.20 in 2014. No dividends were paid in 2013.
Liquidity.  During 2014, the Company’s cash and cash equivalents increased by $204.3 million and the Company’s borrowings decreased by $4.9 million.
At December 31, 2014, the Company has $772.8 million in cash and cash equivalents, compared to $569.7 million at December 31, 2013. Restricted cash at December 31, 2014, totaled $24.9 million, compared to $83.8 million at December 31, 2013. As of December 31, 2014 and 2013, the Company had commercial paper and money market investments of $594.3 million and $431.8 million, respectively, that are classified as cash, cash equivalents and restricted cash in the Company’s Consolidated Financial Statements. At December 31, 2014, the Company has approximately $5.1 million in cash and cash equivalents in countries outside the U.S., which is not immediately available for use in operations or for distribution.
At December 31, 2014 and 2013, the Company had borrowings outstanding of $445.9 million and $450.8 million, respectively. The Company’s borrowings at December 31, 2014 and 2013, are mostly from $400.0 million of 7.25% unsecured notes due February 1, 2019, and AUD 50 million revolving credit borrowings; the interest on $400.0 million of 7.25% unsecured notes is payable semiannually on February 1 and August 1. The Company did not have any outstanding commercial paper borrowing or USD revolving credit borrowing as of December 31, 2014 and 2013. The Company intends to pay off the AUD 50 million debt in March 2015. The Company also intends to retire the Series A redeemable preferred stock in October 2015.
The Company expects to receive a dividend of about $450 million on or around the effective date of the cable spin-off transaction later in 2015.
On June 17, 2011, the Company entered into a credit agreement (the Credit Agreement) providing for a U.S. $450 million, AUD 50 million four-year revolving credit facility (the Facility) with each of the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and J.P. Morgan Australia Limited as Australian Sub-Agent. The Credit Agreement provides for an option to increase the total U.S. dollar commitments up to an aggregate amount of U.S. $700 million. The Facility will expire on June 17, 2015, unless the Company and the banks agree to extend the term. The Company expects to replace the revolving credit facility with a new revolving credit facility in 2015.
On September 7, 2011, the Company borrowed AUD 50 million under its revolving credit facility. On the same date, the Company entered into interest rate swap agreements with a total notional value of AUD 50 million and a maturity date of March 7, 2015. These interest rate swap agreements will pay the Company variable interest on the AUD 50 million notional amount at the three-month bank bill rate, and the Company will pay the counterparties a fixed rate of 4.5275%. These interest rate swap agreements were entered into to convert the variable rate Australian dollar borrowing under the revolving credit facility into a fixed-rate borrowing. Based on the terms of the interest rate swap agreements and the underlying borrowing, these interest rate swap agreements were determined to be effective and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in other comprehensive income on the accompanying condensed consolidated balance sheets until earnings are affected by the variability of cash flows.

In September 2013, Standard & Poor’s affirmed the Company’s “BBB” long-term corporate debt rating and changed the outlook from Negative to Stable. In addition, S&P upgraded the Company’s short-term corporate debt rating from “A-3” to “A-2.” On March 12, 2014, Moody’s placed the Company’s senior unsecured rating and its Prime-2 commercial paper rating on review for downgrade. On June 26, 2014, Moody’s downgraded the Company’s long-term credit ratings by two levels from “Baa1” to “Baa3” and downgraded the short-term rating by one level from Prime-2 to Prime-3 and changed the outlook to stable. In November 2014, S&P placed the Company’s “BBB” corporate credit rating and “A-2” commercial paper rating on Credit Watch with negative implications, and Moody’s placed the Company’s “Baa3” senior unsecured rating under review for possible downgrade. The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Baa3	BBB
Short-term	Prime-3	A-2
During 2014 and 2013, the Company had average borrowings outstanding of approximately $450.9 million and $471.4 million, respectively, at average annual interest rates of approximately 7.0% and 6.7%, respectively. The Company incurred net interest expense of $34.5 million and $33.8 million, respectively, during 2014 and 2013.
At December 31, 2014 and 2013, the Company had working capital of $639.9 million and $768.3 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.
The Company’s net cash provided by operating activities, as reported in the Company’s Consolidated Statements of Cash Flows, was $372.4 million in 2014, compared to $310.2 million in 2013.
On March 27, 2014, the Company completed the sale of its headquarters building for approximately $158.0 million. On April 1, 2014, the Company received a gross cash distribution of $95.0 million from Classified Ventures’ sale of apartments.com.
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
In July 2014, the cable division sold its wireless spectrum licenses for $98.8 million.
On October 1, 2014, the Company and the remaining partners completed the sale of their entire stakes in Classified Ventures. Total proceeds to the Company, net of transaction costs, were $408.5 million, of which $16.5 million will be held in escrow until October 1, 2015. The Company recorded a pre-tax gain of $396.6 million on the sale of its interest in Classified Ventures in the fourth quarter of 2014.
The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and, to a lesser extent, borrowings under its revolving credit facility. In management’s opinion, the Company will have ample liquidity to meet its various cash needs in 2015.
The following reflects a summary of the Company’s contractual obligations as of December 31, 2014:

(in thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Debt and interest	$75,882	$29,000	$29,000	$29,000	$414,500	$—	$577,382
Programming purchase commitments (1)	180,987	138,386	66,737	59,184	61,035	61,048	567,377
Operating leases (2)	122,527	115,772	101,638	83,628	66,966	347,329	837,860
Other purchase obligations (3)	109,624	50,568	19,041	8,470	4,150	5,805	197,658
Long-term liabilities (4)	6,606	6,438	6,290	5,986	5,819	37,847	68,986
Total	$495,626	$340,164	$222,706	$186,268	$552,470	$452,029	$2,249,263
___________________

(1)
Includes commitments for the Company’s television broadcasting and cable businesses that are reflected in the Company’s Consolidated Financial Statements and commitments to purchase programming to be produced in future years.

(2)	Includes a Kaplan lease signed January 31, 2015 with a total obligation of $16.5 million.

(3)
Includes purchase obligations related to employment agreements, capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the table above. Any amounts for which the Company is liable under purchase orders are reflected in the Company’s Consolidated Balance Sheets as accounts payable and accrued liabilities.

(4)
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

	As of December 31
(in millions)	2014	2013
Goodwill and indefinite-lived intangible assets	$1,865.5	$1,829.9
Total assets	$5,752.3	$5,811.0
Percentage of goodwill and indefinite-lived intangible assets to total assets	32%	31%
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
The Company had 13 reporting units as of December 31, 2014. The reporting units with significant goodwill balances as of December 31, 2014, were as follows, representing 90% of the total goodwill of the Company:

(in millions)	Goodwill
Education
Higher education	$409.9
Test preparation	63.8
Kaplan international	481.2
Cable	85.5
Television broadcasting	168.3
Total	$1,208.7
As of November 30, 2014, in connection with the Company’s annual impairment testing, the Company decided to perform the two-step goodwill impairment process at all of the reporting units. The Company’s policy requires the performance of a quantitative impairment review of the goodwill at least once every three years. The Company used a discounted cash flow model, and where appropriate, a market value approach was also utilized to supplement the discounted cash flow model to determine the estimated fair value of its reporting units. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s estimated fair value. The methodology used to estimate the fair value of the Company’s reporting units on November 30, 2014, was consistent with the one used during the 2013 annual goodwill impairment test.
The Company made changes to certain of its assumptions utilized in the discounted cash flow models for 2014 compared with the prior year to take into account changes in the economic environment, regulations and their impact on the Company’s businesses. The key assumptions used by the Company were as follows:

•
Expected cash flows underlying the Company’s business plans for the periods 2015 through 2019 were used. The expected cash flows took into account historical growth rates, the effect of the changed economic outlook at some of the Company’s businesses, industry challenges and an estimate for the possible impact of any applicable regulations. Expected cash flows also reflected the anticipated savings from restructuring plans at certain of the education division’s reporting units, and other initiatives.

•	Cash flows beyond 2019 were projected to grow at a long-term growth rate, which the Company estimated between 1% and 3% for each reporting unit.

•	The Company used a discount rate of 7.0% to 20.0% to risk adjust the cash flow projections in determining the estimated fair value.
The fair value of each of the reporting units exceeded its respective carrying value as of November 30, 2014.
In 2012, the Company recorded a goodwill and other long-lived asset impairment charge of $111.6 million at the KTP reporting unit. The remaining goodwill balance at the KTP reporting unit as of December 31, 2014, totaled $63.8 million. The estimated fair value of the KTP reporting unit exceeded its carrying value by a margin in excess of 25%. The estimated fair value of the Company’s other reporting units with significant goodwill balances also exceeded their respective carrying values by a margin in excess of 25%. It is possible that impairment charges could occur in the future, given the inherent variability in projecting future operating performance.
Indefinite-Lived Intangible Assets
The Company initially assesses qualitative factors to determine if it is more likely than not that the fair value of its indefinite-lived intangible assets is less than its carrying value. The Company compares the fair value of the indefinite-lived intangible asset with its carrying value if the qualitative factors indicate it is more likely than not that the fair value of the asset is less than its carrying value or if it decides to bypass the qualitative assessment. The Company records an impairment loss if the carrying value of the indefinite-lived intangible assets exceeds the fair value of the assets for the difference in the values. The Company uses a discounted cash flow model, and in certain cases, a market value approach is also utilized to supplement the discounted cash flow model to determine the estimated fair value of the indefinite-lived intangible assets. The Company makes estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and other market values to determine the estimated fair value of the indefinite-lived intangible assets. The Company’s policy requires the performance of a quantitative impairment review of the indefinite-lived intangible assets at least once every three years.
The Company’s intangible assets with an indefinite life are principally from franchise agreements at its cable division. These franchise agreements result from agreements the Company has with state and local governments that allow the Company to contract and operate a cable business within a specified geographic area. The Company expects its cable franchise agreements to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon, and the Company’s cable division historically has obtained renewals and extensions of such agreements for nominal costs and without material modifications to the agreements. The franchise agreements represent 96% of the $516.8 million of indefinite-lived intangible assets of the Company as of December 31, 2014. The Company grouped the recorded values of its various cable franchise agreements into regional cable systems or units of account.
As of November 30, 2014, the Company performed a quantitative review to test the franchise agreements for impairment. The key assumptions used by the Company to determine the fair value of its franchise agreements as of November 30, 2014, the date of its annual impairment review, were as follows:

•
Expected cash flows underlying the Company’s business plans for the periods 2015 through 2024 were used, with the assumption that the only assets the unbuilt start-up cable systems possess are the various franchise agreements. The expected cash flows took into account the estimated initial capital investment in the system region’s physical plant and related start-up costs, revenues, operating margins and growth rates. These cash flows and growth rates were based on forecasts and long-term business plans and take into account numerous factors, including historical experience, anticipated economic conditions, changes in the cable systems’ cost structures, homes in each region’s service area, number of subscribers based on penetration of homes passed by the systems and expected revenues per subscriber.

•
Cash flows beyond 2024 were projected to grow at a long-term growth rate, which the Company estimated by considering historical market growth trends, anticipated cable system performance and expected market conditions.

•	The Company used a discount rate of 7% to risk adjust the cash flow projections in determining the estimated fair value.
The estimated fair value of the Company’s franchise agreements exceeded their respective carrying values by a margin in excess of 50% as of November 30, 2014. There is always a possibility that impairment charges could occur in the future, given changes in the cable market and the U.S. economic environment, as well as the inherent variability in projecting future operating performance.
Pension Costs.  The Company sponsors a defined benefit pension plan for eligible employees in the U.S. Excluding curtailment gain, settlement loss and special termination benefits, the Company’s net pension credit including amounts for discontinued operations was $69.4 million for 2014, and the net pension cost was $1.9 million and $16.0 million for 2013 and 2012, respectively. The Company’s pension benefit obligation and related (credits) costs are actuarially determined and are impacted significantly by the Company’s assumptions related to future events, including the discount rate, expected return on plan assets and rate of compensation increases. The Company evaluates these critical assumptions at least annually and, periodically, evaluates other assumptions involving demographic factors, such as retirement age, mortality and turnover, and updates them to reflect its experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.
The Company assumed a 6.5% expected return on plan assets for year 2014, which is consistent with the expected return assumption for years 2013 and 2012. The Company’s actual return on plan assets was 7.4% in 2014, 36.2% in 2013 and 18.5% in 2012. The 10-year and 20-year actual returns on plan assets were 10.3% and 13.0%, respectively.
Accumulated and projected benefit obligations are measured as the present value of future cash payments. The Company discounts those cash payments using the weighted average of market-observed yields for high-quality fixed-income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and increase subsequent-year pension costs; higher discount rates decrease present values and decrease subsequent-year pension costs. The Company’s discount rate at December 31, 2014, 2013 and 2012, was 4.0%, 4.8% and 4.0%, respectively, reflecting market interest rates.

Changes in key assumptions for the Company’s pension plan would have the following effects on the 2014 pension credit, excluding curtailment gain, settlement loss and special termination benefits:

•	Expected return on assets – A 1% increase or decrease to the Company’s assumed expected return on plan assets would have increased or decreased the pension credit by approximately $18.5 million.

•
Discount rate – A 1% decrease to the Company’s assumed discount rate would have decreased the pension credit by approximately $20.2 million. A 1% increase to the Company’s assumed discount rate would have increased the pension credit by approximately $16.8 million.

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

Amortization of the unrecognized actuarial gain or loss is included as a component of expense for a year if the magnitude of the net unamortized gain or loss in accumulated other comprehensive income exceeds 10% of the greater of the benefit obligation or the market-related value of assets (10% corridor). The amortization component is equal to that excess divided by the average remaining service period of active employees expected to receive benefits under the plan. At the end of 2011, the Company had net unamortized actuarial losses in accumulated other comprehensive income potentially subject to amortization that were outside the 10% corridor that resulted in amortized losses of $9.0 million being included in the pension cost for 2012. During 2012, there were pension asset gains offset by a decrease in the discount rate that resulted in net unamortized actuarial losses in accumulated other comprehensive income subject to amortization outside the corridor, and, therefore, an amortized loss amount of $5.6 million was included in the pension cost for the first nine months of 2013. As a result of the sale of the newspaper publishing businesses, the Company remeasured the accumulated and projected benefit obligation as of October 1, 2013, and recorded a curtailment gain and settlement loss. During the first nine months of 2013, there were significant pension asset gains and an increase in the discount rate, which resulted in net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the corridor as of the remeasurement date, and therefore, an amortized gain amount of $2.8 million was included in the pension cost for the last three months of 2013. Overall, the Company recorded an amortized loss amount of $2.8 million for 2013. During the last three months of 2013, there were additional pension asset gains. As a result of the pension asset gains in 2013, the Company had net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the corridor, and, therefore, an amortized gain of $28.9 million is included in the pension credit for 2014.
During 2014, there was a decrease in the discount rate offset by pension asset gains. The Company currently estimates that there will be no net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the corridor, and, therefore, no amortized gain or loss amount is included in the estimated pension cost for 2015.
Overall, the Company estimates that it will record a net pension credit of approximately $45.0 million in 2015.
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
As of December 31, 2014, the Company had state income tax net operating loss carryforwards of $494.1 million, which will expire at various dates from 2015 through 2033. Also at December 31, 2014, the Company had $104.3 million of non-U.S. income tax loss carryforwards, of which $96.1 million may be carried forward indefinitely; $1.6 million of losses that, if unutilized, will expire in varying amounts through 2019; and $6.6 million of losses that, if unutilized, will start to expire after 2019. At December 31, 2014, the Company has established approximately $73.7 million in valuation allowances against deferred state tax assets, net of U.S. Federal income taxes, and non-U.S. deferred tax assets, as the Company believes that it is more likely than not that the benefit from certain state and non-U.S. net operating loss carryforwards and other deferred tax assets will not be realized. The Company has established valuation allowances against state income tax benefits recognized, without considering potentially offsetting deferred tax liabilities established with respect to prepaid pension cost and goodwill. Prepaid pension cost and goodwill have not been considered a source of future taxable income for realizing deferred tax benefits recognized since these temporary differences are not likely to reverse in the foreseeable future. The valuation allowances established against state and non-U.S. income tax benefits recorded may increase or decrease within the next 12 months, based on operating results, the market value of investment holdings or business and tax planning strategies; as a result, the Company is unable to estimate the potential tax impact, given the uncertain operating and market environment. The Company will be monitoring future operating results and projected future operating results on a quarterly basis to determine whether the valuation allowances provided against state and non-U.S. deferred tax assets should be increased or decreased, as future circumstances warrant.
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
The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on these criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Graham Holdings Company:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows and changes in common stockholders’ equity present fairly, in all material respects, the financial position of Graham Holdings Company and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 27, 2015

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
(in thousands, except per share amounts)	2014	2013	2012
Operating Revenues
Education	$2,160,417	$2,163,734	$2,184,532
Subscriber	746,047	755,662	732,370
Advertising	343,576	310,261	337,621
Other	285,126	178,254	118,063
	3,535,166	3,407,911	3,372,586
Operating Costs and Expenses
Operating	1,562,360	1,532,497	1,535,237
Selling, general and administrative	1,325,558	1,311,501	1,317,494
Depreciation of property, plant and equipment	203,646	229,355	240,139
Amortization of intangible assets	18,368	12,139	19,510
Impairment of goodwill and other long-lived assets	17,302	3,250	111,593
	3,127,234	3,088,742	3,223,973
Income from Operations	407,932	319,169	148,613
Equity in earnings of affiliates, net	100,370	13,215	14,086
Interest income	2,136	2,264	3,393
Interest expense	(36,586)	(36,067)	(35,944)
Other income (expense), net	853,259	(23,751)	(5,456)
Income from Continuing Operations Before Income Taxes	1,327,111	274,830	124,692
Provision for Income Taxes	406,100	101,500	73,400
Income from Continuing Operations	921,011	173,330	51,292
Income from Discontinued Operations, Net of Tax	372,249	64,015	80,895
Net Income	1,293,260	237,345	132,187
Net Loss (Income) Attributable to Noncontrolling Interests	583	(480)	(74)
Net Income Attributable to Graham Holdings Company	1,293,843	236,865	132,113
Redeemable Preferred Stock Dividends	(847)	(855)	(895)
Net Income Attributable to Graham Holdings Company Common Stockholders	$1,292,996	$236,010	$131,218
Amounts Attributable to Graham Holdings Company Common Stockholders
Income from continuing operations	$920,747	$171,995	$50,323
Income from discontinued operations, net of tax	372,249	64,015	80,895
Net income attributable to Graham Holdings Company common stockholders	$1,292,996	$236,010	$131,218
Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic income per common share from continuing operations	$139.44	$23.39	$6.40
Basic income per common share from discontinued operations	56.37	8.71	10.99
Basic net income per common share	$195.81	$32.10	$17.39
Basic average number of common shares outstanding	6,470	7,238	7,360
Diluted income per common share from continuing operations	$138.88	$23.36	$6.40
Diluted income per common share from discontinued operations	56.15	8.69	10.99
Diluted net income per common share	$195.03	$32.05	$17.39
Diluted average number of common shares outstanding	6,559	7,333	7,404
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
(in thousands)	2014	2013	2012
Net Income	$1,293,260	$237,345	$132,187
Other Comprehensive (Loss) Income, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the year	(16,061)	(1,059)	5,622
Adjustment for sales of businesses with foreign operations	(404)	—	(888)
	(16,465)	(1,059)	4,734
Unrealized gains on available-for-sale securities:
Unrealized gains for the year	62,719	95,629	33,098
Reclassification adjustment for realization of (gain) loss on exchange, sale or write-down of available-for-sale securities included in net income	(265,274)	9,554	17,226
	(202,555)	105,183	50,324
Pension and other postretirement plans:
Actuarial (loss) gain	(149,482)	762,806	82,470
Prior service cost	(1,600)	—	—
Amortization of net actuarial (gain) loss included in net income	(29,412)	3,096	9,368
Amortization of net prior service credit included in net income	(407)	(1,383)	(1,859)
Curtailments and settlements	8	(124,051)	—
Other adjustments	—	—	(745)
	(180,893)	640,468	89,234
Cash flow hedge gain (loss)	867	520	(1,581)
Other Comprehensive (Loss) Income, Before Tax	(399,046)	745,112	142,711
Income tax benefit (expense) related to items of other comprehensive (loss) income	153,032	(298,472)	(55,186)
Other Comprehensive (Loss) Income, Net of Tax	(246,014)	446,640	87,525
Comprehensive Income	1,047,246	683,985	219,712
Comprehensive loss (income) attributable to noncontrolling interests	583	(503)	(103)
Total Comprehensive Income Attributable to Graham Holdings Company	$1,047,829	$683,482	$219,609
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31
(In thousands, except share amounts)	2014	2013
Assets
Current Assets
Cash and cash equivalents	$772,751	$569,719
Restricted cash	24,898	83,769
Investments in marketable equity securities and other investments	226,752	522,318
Accounts receivable, net	571,357	428,653
Income taxes receivable	—	17,991
Deferred income taxes	934	—
Inventories and contracts in progress	11,309	2,924
Other current assets	81,462	77,013
Current assets of discontinued operations (includes $1,235 of cash)	1,240	—
Total Current Assets	1,690,703	1,702,387
Property, Plant and Equipment, Net	860,829	927,542
Investments in Affiliates	19,811	15,754
Goodwill, Net	1,348,710	1,288,622
Indefinite-Lived Intangible Assets, Net	516,753	541,278
Amortized Intangible Assets, Net	96,947	39,588
Prepaid Pension Cost	1,152,488	1,245,505
Deferred Charges and Other Assets	65,258	50,370
Noncurrent assets of discontinued operations	820	—
Total Assets	$5,752,319	$5,811,046
Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$464,342	$505,699
Income taxes payable	128,895	—
Deferred income taxes	—	58,411
Deferred revenue	410,146	366,831
Short-term borrowings	46,375	3,168
Current liabilities of discontinued operations	1,034	—
Total Current Liabilities	1,050,792	934,109
Postretirement Benefits Other Than Pensions	37,962	36,219
Accrued Compensation and Related Benefits	244,082	211,526
Other Liabilities	91,789	86,000
Deferred Income Taxes	754,960	778,735
Long-Term Debt	399,545	447,608
Total Liabilities	2,579,130	2,494,197
Commitments and Contingencies (Notes 17 and 18)
Redeemable Noncontrolling Interest	21,904	5,896
Redeemable Preferred Stock, Series A, $1 par value, with a redemption and liquidation value of $1,000 per share; 23,000 shares authorized; 10,510 and 10,665 shares issued and outstanding	10,510	10,665
Preferred Stock, $1 par value; 977,000 shares authorized, none issued	—	—
Common Stockholders’ Equity
Common stock
Class A Common stock, $1 par value; 7,000,000 shares authorized; 974,823 and 1,169,073 shares issued and outstanding	975	1,169
Class B Common stock, $1 par value; 40,000,000 shares authorized; 19,025,177 and 18,830,927 shares issued; 4,823,966 and 6,218,051 shares outstanding	19,025	18,831
Capital in excess of par value	303,789	288,129
Retained earnings	6,008,506	4,782,777
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	8,548	25,013
Unrealized gain on available-for-sale securities	52,130	173,663
Unrealized gain on pensions and other postretirement plans	392,910	501,446
Cash flow hedge	(108)	(628)
Cost of 14,201,211 and 12,612,876 shares of Class B common stock held in treasury	(3,645,476)	(2,490,333)
Total Common Stockholders’ Equity	3,140,299	3,300,067
Noncontrolling interests	476	221
Total Equity	3,140,775	3,300,288
Total Liabilities and Equity	$5,752,319	$5,811,046
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2014	2013	2012
Cash Flows from Operating Activities
Net Income	$1,293,260	$237,345	$132,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	205,284	251,262	269,992
Amortization of intangible assets	19,097	13,598	21,444
Goodwill and other long-lived asset impairment charges	25,076	3,250	111,593
Net pension (benefit) expense	(69,406)	1,927	16,044
Early retirement program expense	8,374	22,700	8,508
Stock-based compensation expense, net	17,577	25,163	14,662
Foreign exchange loss (gain)	11,129	13,382	(3,132)
Net gain on sales and disposition of businesses	(351,133)	(157,449)	(23,759)
Net (gain) loss on dispositions, sales or write-downs of marketable equity securities and cost method investments	(263,595)	11,325	10,925
Gain on sale of an equity affiliate	(396,553)	—	—
Equity in (earnings) losses of affiliates, including impairment charges, net of distributions	(96,517)	1,661	(1,148)
Provision (benefit) for deferred income taxes	49,143	11,595	(64,383)
Net (gain) loss on sales of property, plant and equipment	(119,399)	4,746	1,896
Net gain on sale of intangible assets	(75,249)	—	—
Change in assets and liabilities:
Decrease (increase) in restricted cash	58,871	(55,231)	(3,251)
Increase in accounts receivable, net	(96,844)	(81,989)	(14,846)
(Increase) decrease in inventories	(2,413)	851	(1,871)
(Decrease) increase in accounts payable and accrued liabilities	(39,199)	20,290	(27,531)
Increase (decrease) in deferred revenue	37,291	(3,434)	24,482
Increase in income taxes payable and (increase) in income taxes receivable	146,692	(18,352)	11,936
Decrease (increase) in other assets and other liabilities, net	8,791	3,491	(2,116)
Other	2,093	4,097	2,275
Net Cash Provided by Operating Activities	372,370	310,228	483,907
Cash Flows from Investing Activities
Net proceeds from sales of businesses, property, plant and equipment and other assets	644,342	248,105	76,863
Investments in commercial paper	(249,795)	—	—
Proceeds from maturities of commercial paper	249,795	—	—
Purchases of property, plant and equipment	(237,292)	(206,457)	(224,688)
Investments in certain businesses, net of cash acquired	(206,035)	(20,027)	(40,339)
Net distribution from equity affiliate	93,481	—	—
Purchases of marketable equity securities and other investments	(60,281)	(28,073)	(48,031)
Other	(5,200)	(1,313)	1,459
Net Cash Used in Investing Activities	229,015	(7,765)	(234,736)
Cash Flows from Financing Activities
Common shares repurchased, including the Berkshire Exchange transaction	(327,718)	(4,196)	(103,196)
Dividends paid	(68,114)	(863)	(147,327)
Proceeds from exercise of stock options	7,462	5,682	—
(Repayment) issuance of borrowings	(1,538)	(240,121)	130,450
Other	1,292	(3,932)	(1,772)
Net Cash Used in Financing Activities	(388,616)	(243,430)	(121,845)
Effect of Currency Exchange Rate Change	(8,502)	(1,745)	4,006
Net Increase in Cash and Cash Equivalents	204,267	57,288	131,332
Cash and Cash Equivalents at Beginning of Year	569,719	512,431	381,099
Cash and Cash Equivalents at End of Year	$773,986	$569,719	$512,431
Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$188,000	$144,500	$50,531
Interest	$35,000	$35,500	$35,500
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(in thousands)	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Available- for-sale Securities	Unrealized Gain (Loss) on Pensions and Other Postretirement Plans	Cash Flow Hedge	Treasury Stock	Noncontrolling Interest
As of December 31, 2011	$1,229	$18,771	$252,767	$4,561,989	$21,338	$80,358	$63,625	$8	$(2,398,189)	$—
Net income for the year				132,187
Acquisitions and noncontrolling interest										191
Net income attributable to noncontrolling interests				(51)						51
Net income attributable to redeemable noncontrolling interest				(23)
Distribution to noncontrolling interests										(52)
Dividends paid on common stock				(146,432)
Dividends paid on redeemable preferred stock				(895)
Repurchase of Class B common stock									(103,196)
Issuance of Class B common stock, net of restricted stock award forfeitures			(27,423)						27,038
Amortization of unearned stock compensation and stock option expense			14,662
Change in foreign currency translation adjustment (net of taxes)					4,734
Change in unrealized gain on available-for-sale securities (net of taxes)						30,195
Adjustment for pensions and other postretirement plans (net of taxes)							53,544
Conversion of Class A common stock to Class B common stock	(10)	10
Taxes arising from employee stock plans			740
Cash flow hedge								(948)
As of December 31, 2012	1,219	18,781	240,746	4,546,775	26,072	110,553	117,169	(940)	(2,474,347)	190
Net income for the year				237,345
Acquisitions and noncontrolling interest			3,932
Net income attributable to noncontrolling interests				(479)						479
Net income attributable to redeemable noncontrolling interests				(1)
Distribution to noncontrolling interests										(448)
Dividends paid on redeemable preferred stock				(863)
Repurchase of Class B common stock									(17,709)
Issuance of Class B common stock, net of restricted stock award forfeitures			(4,271)						1,723
Amortization of unearned stock compensation and stock option expense			46,908
Change in foreign currency translation adjustment (net of taxes)					(1,059)
Change in unrealized gain on available-for-sale securities (net of taxes)						63,110
Adjustment for pensions and other postretirement plans (net of taxes)							384,277
Conversion of Class A common stock to Class B common stock	(50)	50
Taxes arising from employee stock plans			814
Cash flow hedge								312
As of December 31, 2013	1,169	18,831	288,129	4,782,777	25,013	173,663	501,446	(628)	(2,490,333)	221
Net income for the year				1,293,260
Net income attributable to noncontrolling interests				(497)						497
Net loss attributable to redeemable noncontrolling interests				1,080
Distribution to noncontrolling interests										(242)
Dividends paid on common stock				(67,267)
Dividends paid on redeemable preferred stock				(847)
Repurchase of Class B common stock									(1,165,427)
Issuance of Class B common stock, net of restricted stock award forfeitures			(3,186)						10,284
Amortization of unearned stock compensation and stock option expense			18,291
Change in foreign currency translation adjustment (net of tax)					(16,465)
Change in unrealized gain on available-for-sale securities (net of taxes)						(121,533)
Adjustment for pensions and other postretirement plans (net of taxes)							(108,536)
Conversion of Class A common stock to Class B common stock	(194)	194
Taxes arising from employee stock plans			555
Cash flow hedge								520
As of December 31, 2014	$975	$19,025	$303,789	$6,008,506	$8,548	$52,130	$392,910	$(108)	$(3,645,476)	$476

See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATIONS
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
On June 30, 2014, the Company completed the exchange of WPLG, its Miami-based television station (see Note 7). The operating results of WPLG have been presented in income from discontinued operations, net of tax, for all periods presented.
In November 2014, the Company announced that the Board of Directors authorized management to proceed with plans for the complete legal and structural separation of Cable ONE, Inc., a wholly-owned subsidiary, from the Company. Following the proposed transaction, Cable ONE will be an independent, publicly traded company. The Company intends to complete the proposed transaction later in 2015. The proposed transaction will be structured as a tax-free spin-off of Cable ONE to the stockholders of the Company. The transaction is contingent on the satisfaction of a number of conditions, including completion of the review process by the Securities and Exchange Commission of required filings under applicable securities regulations, other applicable regulatory approvals and the final approval of transaction terms by the Company’s Board of Directors.
On February 12, 2015, Kaplan entered into a Purchase and Sale Agreement with Education Corporation of America (ECA) to sell substantially all of the assets of its KHE Campuses business, consisting of 38 nationally accredited ground campuses and certain related assets, in exchange for a preferred equity interest in ECA. The transaction is contingent upon certain regulatory and accrediting agency approvals and is expected to close in the second or third quarter of 2015.
Education—Kaplan, Inc. provides an extensive range of educational services for students and professionals. Kaplan’s various businesses comprise three categories: Higher Education (KHE), Test Preparation (KTP) and Kaplan International.
Media—The Company’s diversified media operations comprise cable operations, television broadcasting, several websites and print publications, and a marketing solutions provider.
Cable. Cable ONE provides cable services that include video, high-speed data and voice service in the midwestern, western and southern states of the United States.
Television broadcasting. The Company owns five VHF television stations located in Houston, TX; Detroit, MI; Orlando, FL; San Antonio, TX; and Jacksonville, FL. Other than the Company’s Jacksonville station, WJXT, the Company’s television stations are affiliated with one of the major national networks.
Other—The Company’s other business operations include home health and hospice services and manufacturing.

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
Revision of Prior Period Amounts. During the preparation of the 2014 financial statements, the Company concluded that its Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, that were previously included in the Company’s annual reports, should be revised to correct the impact of accounts payable and accrued expenses related to capital expenditures. The Company revised its Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 to properly eliminate noncash capital expenditures. The result of this correction for the year ended December 31, 2013, was a decrease in net cash used in investing activities of $17.6 million, with an offsetting decrease recorded to net cash provided by operating activities during the same period. The result of this correction for the year ended December 31, 2012, was an increase in net cash used in investing activities of $6.7 million, with an offsetting increase recorded to net cash provided by operating activities during the same period.
Management has concluded that this error is not material to the previously issued Consolidated Financial Statements, and, as a result, the Company has revised the Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012. There was no impact on the previously reported total cash and cash equivalents, Consolidated Balance Sheets or Consolidated Statements of Operations.
As detailed below, these revisions impacted the following consolidated cash flow items:

	Year Ended December 31, 2013			Year Ended December 31, 2012
	As			As
	Previously		As	Previously		As
(in thousands)	Reported	Revision	Revised	Reported	Revision	Revised
Cash Flows from Operating Activities
Increase (Decrease) in Accounts Payable and Accrued Liabilities	$37,926	(17,636)	$20,290	$(34,224)	6,693	$(27,531)
Net Cash Provided by Operating Activities	327,864	(17,636)	310,228	477,214	6,693	483,907

Cash Flows from Investing Activities
Purchases of Property, Plant and Equipment	(224,093)	17,636	(206,457)	(217,995)	(6,693)	(224,688)
Net Cash Used in Investing Activities	(25,401)	17,636	(7,765)	(228,043)	(6,693)	(234,736)
Reclassifications.  Certain amounts in previously issued financial statements have been reclassified to conform with the 2014 presentation, which includes the reclassification of the results of operations of certain businesses as discontinued operations for all periods presented.
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
Education revenues.  Tuition revenue is recognized ratably over the period of instruction as services are delivered to students, net of any refunds, corporate discounts, scholarships and employee tuition discounts. At KTP and International divisions, estimates of average student course length are developed for each course, and these estimates are evaluated on an ongoing basis and adjusted as necessary. Online access revenue is recognized ratably over the period of access. Course material revenue is recognized over the same period as the tuition or online access, if related, or when the products are delivered, if not related. Other revenues, such as student support services, are recognized when the services are provided.
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
KHE’s refund policy may permit students who do not complete a course to be eligible for a refund for the portion of the course they did not attend. The amount of the refund differs by school, program and state, as some states require different policies. Refunds generally result in a reduction in deferred revenue during the period that a student drops or withdraws from a class because the associated tuition revenue is recognized daily over the period of instruction as the services are delivered.
Cable revenues. Cable revenues are primarily derived from subscriber fees for video, high-speed data and voice services, and from advertising. Cable subscriber revenue is recognized monthly, as services are delivered. Advertising revenue is recognized when the commercials or programs are aired.

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
Self-Insurance. The Company uses a combination of insurance and self-insurance for a number of risks, including claims related to employee health care and dental care, disability benefits, workers’ compensation, general liability, property damage and business interruption. Liabilities associated with these plans are estimated based on, among other things, the Company’s historical claims experience, severity factors and other actuarial assumptions. The expected loss accruals are based on estimates, and, while the Company believes that the amounts accrued are adequate, the ultimate loss may differ from the amounts provided.
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
Recently Adopted and Issued Accounting Pronouncements. In April 2014, the Financial Accounting Standards Board (FASB) issued new guidance that modifies the requirements for reporting discontinued operations. The new guidance requires the reporting of the disposal of an entity or component of an entity as discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the entity’s operations and financial results. The new guidance also expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. This guidance is effective for interim and fiscal years beginning after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued or available for issuance. The impact of the guidance on the Company’s Consolidated Financial Statements will depend on its future disposal activity.
In May 2014, the FASB issued comprehensive new guidance that supersedes all existing revenue recognition guidance. The new guidance requires revenue to be recognized when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The new guidance also significantly expands the disclosure requirements for revenue recognition. This guidance is effective for interim and fiscal years beginning after December 15, 2016. Early adoption is not permitted. The standard permits two implementation approaches, one requiring retrospective application of the new guidance with a restatement of prior years and one requiring prospective application of the new guidance with disclosure of results under the old guidance. The Company is in the process of evaluating the impact of this new guidance on its Consolidated Financial Statements and believes such evaluation will extend over several future periods because of the significance of the changes to the Company’s policies and business processes.
In August 2014, the FASB issued new guidance that requires management to assess the Company’s ability to continue as a going concern and to provide related disclosures in certain circumstances. This guidance is effective for interim and fiscal years ending after December 15, 2016, with early adoption permitted. The Company does not expect this guidance to have an impact on its Consolidated Financial Statements.

Other new pronouncements issued but not effective until after December 31, 2014, are not expected to have a material impact on the Company’s Consolidated Financial Statements.

3.	DISCONTINUED OPERATIONS
In the third quarter of 2014, Kaplan completed the sale of three of its schools in China that were previously included as part of Kaplan International. An additional school in China was sold by Kaplan in January 2015. These sales resulted in a pre-tax loss of $3.1 million.
On June 30, 2014, the Company and Berkshire Hathaway Inc. completed a transaction, as described in Note 7, in which Berkshire acquired a wholly-owned subsidiary of the Company that included, among other things, WPLG, a Miami-based television station; a $375.0 million gain from the WPLG sale was recorded in the second quarter of 2014.
On October 1, 2013, the Company completed the sale of its newspaper publishing businesses for $250.0 million. The publishing businesses sold include The Washington Post, Express, The Gazette Newspapers, Southern Maryland Newspapers, Greater Washington Publishing, Fairfax County Times, El Tiempo Latino and related websites (Publishing Subsidiaries). A pre-tax gain of $157.5 million was recorded on the sale (after-tax gain of $100.0 million) in the fourth quarter of 2013.
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
The results of operations of the schools in China, WPLG, the Publishing Subsidiaries, The Herald, Kidum, Avenue100, Kaplan EduNeering and KLT for 2014, 2013 and 2012, where applicable, are included in the Company’s Consolidated Statements of Operations as Income (Loss) from Discontinued Operations, Net of Tax. All corresponding prior period operating results presented in the Company’s Consolidated Financial Statements and the accompanying notes have been reclassified to reflect the discontinued operations presented. The Company did not reclassify its Consolidated Statements of Cash Flows or prior year Consolidated Balance Sheet to reflect the discontinued operations.
In the first quarter of 2014, an after-tax adjustment of $3.0 million was made to reduce the $100.0 million after-tax gain on the sale of the Publishing Subsidiaries previously reported in the fourth quarter of 2013, as a result of changes in estimates related to liabilities retained as part of the sale.
The summarized income (loss) from discontinued operations, net of tax, is presented below:

	Year Ended December 31
(in thousands)	2014	2013	2012
Operating revenues	$46,980	$462,658	$679,640
Operating costs and expenses	(37,257)	(519,162)	(690,963)
Gain (loss) from discontinued operations	9,723	(56,504)	(11,323)
Provision (benefit) for income taxes	4,408	(20,559)	(3,868)
Net Gain (Loss) from Discontinued Operations	5,315	(35,945)	(7,455)
Gain on sales and disposition of discontinued operations	351,133	157,449	23,759
(Benefit) provision for income taxes on sales and disposition of discontinued operations	(15,801)	57,489	(64,591)
Income from Discontinued Operations, Net of Tax	$372,249	$64,015	$80,895

4.	INVESTMENTS
Commercial Paper and Money Market Investments. As of December 31, 2014 and 2013, the Company had commercial paper and money market investments of $594.3 million and $431.8 million, respectively, that are classified as cash, cash equivalents and restricted cash in the Company’s Consolidated Balance Sheets.
Investments in Marketable Equity Securities.  Investments in marketable equity securities consist of the following:

	As of December 31
(in thousands)	2014	2013
Total cost	$106,909	$197,718
Net unrealized gains	86,884	289,438
Total Fair Value	$193,793	$487,156
At December 31, 2013, the Company owned 2,214 shares of Berkshire Hathaway Inc. (Berkshire) Class A common stock and 424,250 shares of Berkshire Class B common stock. The Company’s ownership of Berkshire accounted for $444.2 million, or 91%, of the total fair value of the Company’s investments in marketable equity securities at December 31, 2013. Berkshire is a holding company owning subsidiaries engaged in a number of diverse business activities. Berkshire also owned approximately 23% of the common stock of the Company. At December 31, 2013, the unrealized gain related to the Company’s Berkshire stock investment totaled $286.9 million. On June 30, 2014, the Company completed a transaction with Berkshire, as described in Note 7, that included the exchange of 2,107 Class A Berkshire shares and 1,278 Class B Berkshire shares owned by the Company; a $266.7 million gain was recorded.
The Company invested $49.9 million, $15.0 million and $45.0 million in marketable equity securities during 2014, 2013 and 2012, respectively. In the first quarter of 2014, the Company recorded a $0.5 million write-down of the Company’s investment in Corinthian Colleges, Inc., a publicly traded company. In the second quarter of 2014, the Company sold its remaining investment in Corinthian Colleges, Inc. During 2014, the proceeds from the sale of these marketable securities were $5.8 million and net realized losses were $2.6 million. During 2013 and 2012, proceeds from sales of marketable equity securities were $3.6 million and $2.0 million, respectively, and net realized gains on such sales were $0.9 million and $0.5 million, respectively.
At the end of 2013 and 2012, the Company’s investment in Strayer Education, Inc. had been in an unrealized loss position for about six months. The Company evaluated this investment for other-than-temporary impairment based on various factors, including the duration and severity of the unrealized loss, the reason for the decline in value, the potential recovery period and the Company’s ability and intent to hold the investment. Based on this evaluation, the Company concluded that the unrealized loss was other-than-temporary and recorded a $10.4 million and an $18.0 million write-down of the investment in 2013 and 2012, respectively.
Investments in Affiliates. On April 1, 2014, the Company received a gross cash distribution of $95.0 million from Classified Ventures’ sale of apartments.com. In connection with this sale, the Company recorded a pre-tax gain of $90.9 million in the second quarter of 2014. On September 30, 2014, the Company held a 16.5% interest in Classified Ventures. On October 1, 2014, the Company and the remaining partners completed the sale of their entire stakes in Classified Ventures. Total proceeds to the Company, net of transaction costs, were $408.5 million, of which $16.5 million will be held in escrow until October 1, 2015. The Company recorded a pre-tax gain of $396.6 million in connection with the sale in the fourth quarter of 2014.
At December 31, 2014, the Company held a 40% interest in Residential Home Health Illinois, a 42.5% interest in Residential Hospice Illinois and interests in several other affiliates.
During the fourth quarter of 2012, the Company sold its 49% interest in the common stock of Bowater Mersey Paper Company Limited for a nominal amount; no loss was recorded as the investment had previously been written down to zero.

5.	ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts receivable consist of the following:

	As of December 31
(in thousands)	2014	2013
Trade accounts receivable, less estimated returns, doubtful accounts and allowances
of $32,598 and $33,384	$538,532	$407,234
Other receivables	32,825	21,419
	$571,357	$428,653

The changes in allowance for doubtful accounts and returns and allowance for advertising rate adjustments and discounts were as follows:

(in thousands)	Balance at Beginning of Period	Additions – Charged to Costs and Expenses	Deductions	Balance at End of Period
2014
Allowance for doubtful accounts and returns	$33,834	$47,356	$(48,592)	$32,598

2013
Allowance for doubtful accounts and returns	$33,612	$57,245	$(57,023)	$33,834
Allowance for advertising rate adjustments and discounts	1,850	—	(1,850)	—
	$35,462	$57,245	$(58,873)	$33,834
2012
Allowance for doubtful accounts and returns	$48,199	$55,605	$(70,192)	$33,612
Allowance for advertising rate adjustments and discounts	2,026	15,088	(15,264)	1,850
	$50,225	$70,693	$(85,456)	$35,462
Accounts payable and accrued liabilities consist of the following:

	As of December 31
(in thousands)	2014	2013
Accounts payable and accrued liabilities	$303,111	$343,620
Accrued compensation and related benefits	161,231	162,079
	$464,342	$505,699

6.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	As of December 31
(in thousands)	2014	2013
Land	$18,052	$32,618
Buildings	157,250	299,652
Machinery, equipment and fixtures	2,357,264	2,289,966
Leasehold improvements	214,119	294,548
Construction in progress	71,156	94,615
	2,817,841	3,011,399
Less accumulated depreciation	(1,957,012)	(2,083,857)
	$860,829	$927,542
Depreciation expense was $203.6 million, $229.4 million and $240.1 million in 2014, 2013 and 2012, respectively.
In 2014, as a result of restructuring activities at KHE Campuses, Kaplan recorded an impairment charge of $13.6 million. The Company estimated the fair value of the property, plant, and equipment using a market approach.

7.	ACQUISITIONS, DISPOSITIONS AND EXCHANGES
Acquisitions. The Company completed business acquisitions totaling approximately $210.2 million in 2014; $23.8 million in 2013; and $55.6 million in 2012. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition.
During 2014, the Company acquired nine businesses. On April 1, 2014, Celtic Healthcare acquired VNA-TIP Healthcare, a provider of home health and hospice services in Missouri and Illinois. On May 30, 2014, the Company completed its acquisition of Joyce/Dayton Corp., a Dayton, OH-based manufacturer of screw jacks and other linear motion systems. On July 3, 2014, the Company completed its acquisition of an 80% interest in Residential Healthcare Group, Inc., the parent company of Residential Home Health and Residential Hospice, providers of skilled home health care and hospice services in Michigan and Illinois. Residential Healthcare Group, Inc. has a 40% ownership interest in Residential Home Health Illinois and a 42.5% ownership interest in Residential Hospice Illinois, which are accounted for as investments in affiliates. The fair value of the redeemable noncontrolling interest in Residential Healthcare Group, Inc. was $17.1 million at the acquisition date, determined using a market approach. The minority shareholders have an option to put their shares to the Company starting in 2017, and the Company has an option to buy the shares of some minority shareholders in 2020 and those of the remaining minority shareholders in 2024. The operating results of these businesses are included in other businesses. The

Company also acquired three small businesses in its education division, one small business in its broadcasting division and two small businesses in other businesses.
Acquisition-related costs were expensed as incurred and were not significant. The aggregate purchase price of these 2014 acquisitions was allocated as follows (on a preliminary basis for Residential Healthcare Group):

	Weighted Average Life	Purchase Price Allocation
(in thousands)
Cash and cash equivalents		$4,143
Accounts receivable		15,912
Other current assets		6,724
Property, plant and equipment		12,834
Investments in affiliates		8,556
Goodwill		128,919
Indefinite-lived intangible assets
Trade name		11,900
Other		151
		12,051
Amortized intangible assets
Noncompete agreements	3 years	430
Student and customer relationships	6 years	51,532
Databases and technology	3 years	150
Trade names and trademarks	8 years	20,254
Other	3 years	1,400
	7 years	73,766
Other noncurrent assets		1,215
Current liabilities		(17,180)
Noncurrent liabilities		(19,654)
Redeemable noncontrolling interest		(17,108)
		$210,178
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The Company's Consolidated Statements of Operations include aggregate revenues and operating losses for the companies acquired in 2014 of $81.0 million and $7.1 million, respectively, for 2014. The following unaudited pro forma financial information presents the Company’s results as if the current year acquisitions had occurred at the beginning of 2013:

	Year Ended December 31
(in thousands)	2014	2013
Operating revenues	$3,595,121	$3,547,856
Net income	$1,292,421	$227,556
These pro forma results were based on estimates and assumptions, which the Company believes are reasonable. They are not the results that would have been realized had these entities been part of the Company during the periods presented and are not necessarily indicative of the Company’s consolidated results of operations in future periods.
During 2013, the Company acquired six businesses. On August 1, 2013, the Company completed its acquisition of Forney Corporation, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications. The operating results for Forney are included in other businesses. The Company also acquired four small businesses in other businesses and one small business in its education division. In the second quarter of 2013, Kaplan purchased the remaining 15% noncontrolling interest in Kaplan China; this additional interest was accounted for as an equity transaction. The purchase price allocations mostly comprised goodwill, other intangible assets and current assets.
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

Dispositions. In the third quarter of 2014, Kaplan completed the sale of three of its schools in China that were previously included as part of Kaplan International. In January 2015, Kaplan completed the sale of an additional school in China.
On October 1, 2013, the Company completed the sale of its Publishing Subsidiaries that together conducted most of the Company’s publishing business and related services, including publishing The Washington Post, Express, The Gazette Newspapers, Southern Maryland Newspapers, Greater Washington Publishing, Fairfax County Times, El Tiempo Latino and related websites. In March 2013, the Company completed the sale of The Herald, a daily and Sunday newspaper headquartered in Everett, WA.
The Company divested its interest in Avenue100 Media Solutions in July 2012, which was previously reported in other businesses. Kaplan completed the sales of Kidum in August 2012, EduNeering in April 2012 and KLT in February 2012.
On February 12, 2015, Kaplan entered into a Purchase and Sale Agreement with ECA to sell substantially all of the assets of its KHE Campuses business, consisting of 38 nationally accredited ground campuses and certain related assets, in exchange for a preferred equity interest in ECA. The transaction is contingent upon certain regulatory and accrediting agency approvals and is expected to close in the second or third quarter of 2015. The Company expects to report a pre-tax loss on the transaction that is not material to the Company’s overall financial position.
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
The pre-tax gain of $266.7 million related to the disposition of the Berkshire shares was not subject to income tax as the Berkshire exchange transaction qualifies as a tax-free distribution. The lower effective tax rate for income from continuing operations for 2014 of 30.6% primarily resulted from this tax-free transaction.
As discussed above, this exchange transaction includes significant noncash investing and financing activities. On the date of exchange, the fair value of the Berkshire Class A and B shares was $400.3 million, and the fair value of WPLG was determined to be $438.0 million. In total, the Company recorded an increase in treasury stock of $1,165.4 million in the second quarter of 2014 in connection with the Berkshire exchange transaction.
The Company’s income from continuing operations excludes results from the businesses described in dispositions and exchanges above, which have been reclassified to discontinued operations (see Note 3).

8.	GOODWILL AND OTHER INTANGIBLE ASSETS
In 2014, as a result of regulatory changes impacting Kaplan’s operations in China, Kaplan recorded an intangible asset impairment charge of $7.8 million, reported in discontinued operations. The Company estimated the fair value of the student and customer relationships using an income approach. In addition, Kaplan recorded intangible asset impairment charges of $1.8 million related to a KTP business, $1.1 million related to one of the Kaplan International businesses and $0.7 million related to KHE. The fair value of these intangible assets were estimated using an income approach. One of the businesses in the other businesses segment recorded an intangible asset impairment charge of $0.1 million.
In 2013, as a result of operating losses and restructuring activities at one of the Kaplan International businesses, Kaplan recorded an intangible and other long-lived assets impairment charge of $3.3 million. The Company estimated the fair value of the student and customer relationships and database and technology intangible assets using the excess earnings method, and the fair value of the trade name and trademarks using the relief from royalty method.
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

Amortization of intangible assets for the years ended December 31, 2014, 2013 and 2012, was $18.4 million, $12.1 million and $19.5 million, respectively. Amortization of intangible assets is estimated to be approximately $19 million in 2015, $18 million in 2016, $14 million in 2017, $13 million in 2018, $12 million in 2019 and $21 million thereafter.
In July 2014, the cable division sold wireless spectrum licenses that were purchased in 2006; a pre-tax non-operating gain of $75.2 million was recorded in the third quarter of 2014 in connection with these sales.
The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Cable	Newspaper Publishing	Television Broadcasting	Other Businesses	Total
As of December 31, 2012
Goodwill	$1,097,058	$85,488	$81,183	$203,165	$19,052	$1,485,946
Accumulated impairment losses	(102,259)	—	(65,772)	—	—	(168,031)
	994,799	85,488	15,411	203,165	19,052	1,317,915
Reallocation, net	—	—	(1,809)	—	1,809	—
Acquisitions	—	—	—	—	7,934	7,934
Dispositions	—	—	(13,602)	—	—	(13,602)
Foreign currency exchange rate changes	(23,625)	—	—	—	—	(23,625)
As of December 31, 2013
Goodwill	1,073,433	85,488	—	203,165	34,877	1,396,963
Accumulated impairment losses	(102,259)	—	—	—	(6,082)	(108,341)
	971,174	85,488	—	203,165	28,795	1,288,622
Acquisitions	14,963	—	—	2,841	111,115	128,919
Dispositions	(2,422)	—	—	(37,661)	—	(40,083)
Reclassification to discontinued operations	(810)	—	—	—	—	(810)
Foreign currency exchange rate changes	(27,938)	—	—	—	—	(27,938)
As of December 31, 2014
Goodwill	1,057,226	85,488	—	168,345	145,992	1,457,051
Accumulated impairment losses	(102,259)	—	—	—	(6,082)	(108,341)
	$954,967	$85,488	$—	$168,345	$139,910	$1,348,710
The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Higher Education	Test Preparation	Kaplan International	Total
As of December 31, 2012
Goodwill	$409,184	$152,187	$535,687	$1,097,058
Accumulated impairment losses	—	(102,259)	—	(102,259)
	409,184	49,928	535,687	994,799
Foreign currency exchange rate changes	(168)	—	(23,457)	(23,625)
As of December 31, 2013
Goodwill	409,016	152,187	512,230	1,073,433
Accumulated impairment losses	—	(102,259)	—	(102,259)
	409,016	49,928	512,230	971,174
Acquisitions	1,052	13,911	—	14,963
Dispositions	—	—	(2,422)	(2,422)
Reclassification to discontinued operations	—	—	(810)	(810)
Foreign currency exchange rate changes	(184)	—	(27,754)	(27,938)
As of December 31, 2014
Goodwill	409,884	166,098	481,244	1,057,226
Accumulated impairment losses	—	(102,259)	—	(102,259)
	$409,884	$63,839	$481,244	$954,967

Other intangible assets consist of the following:

		As of December 31, 2014			As of December 31, 2013
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Noncompete agreements	2–5 years	$2,500	$1,590	$910	$13,540	$12,622	$918
Student and customer relationships	2–10 years	104,685	47,539	57,146	72,050	45,718	26,332
Databases and technology	3–5 years	10,501	8,827	1,674	10,790	6,991	3,799
Trade names and trademarks	2–10 years	55,452	19,724	35,728	22,327	16,052	6,275
Other	1–25 years	8,969	7,480	1,489	9,836	7,572	2,264
		$182,107	$85,160	$96,947	$128,543	$88,955	$39,588
Indefinite-Lived Intangible Assets
Franchise agreements		$496,321			$496,321
Wireless licenses		—			22,150
Licensure and accreditation		6,781			7,171
Other		13,651			15,636
		$516,753			$541,278

9.	INCOME TAXES
Income from continuing operations before income taxes consists of the following:

	Year Ended December 31
(in thousands)	2014	2013	2012
U.S.	$1,274,509	$261,137	$108,233
Non-U.S.	52,602	13,693	16,459
	$1,327,111	$274,830	$124,692
The provision for income taxes on income from continuing operations consists of the following:

(in thousands)	Current	Deferred	Total
Year Ended December 31, 2014
U.S. Federal	$294,965	$44,860	$339,825
State and Local	35,432	23,671	59,103
Non-U.S.	10,485	(3,313)	7,172
	$340,882	$65,218	$406,100
Year Ended December 31, 2013
U.S. Federal	$70,152	$22,438	$92,590
State and Local	10,273	(9,808)	465
Non-U.S.	10,015	(1,570)	8,445
	$90,440	$11,060	$101,500
Year Ended December 31, 2012
U.S. Federal	$101,804	$(48,685)	$53,119
State and Local	13,509	(5,135)	8,374
Non-U.S.	12,604	(697)	11,907
	$127,917	$(54,517)	$73,400

The provision for income taxes on continuing operations is less than the amount of income tax determined by applying the U.S. Federal statutory rate of 35% to income from continuing operations before taxes as a result of the following:

	Year Ended December 31
(in thousands)	2014	2013	2012
U.S. Federal taxes at statutory rate	$464,489	$96,191	$43,642
State and local taxes, net of U.S. Federal tax	35,242	2,941	8,887
Valuation allowances against state tax benefits, net of U.S. Federal tax	3,175	(2,638)	(3,443)
Tax-free stock transactions	(91,540)	—	—
Tax provided on non-U.S. subsidiary earnings and distributions at more (less) than the
expected U.S. Federal statutory tax rate	2,186	767	(6,950)
Valuation allowances against non-U.S. income tax benefits	(2,477)	7,233	15,966
Goodwill impairment	—	—	12,776
U.S. Federal Manufacturing Deduction tax benefits	(6,789)	(4,397)	(2,393)
Other, net	1,814	1,403	4,915
Provision for Income Taxes	$406,100	$101,500	$73,400
During 2014, 2013 and 2012, in addition to the income tax provision for continuing operations presented above, the Company also recorded tax expense or benefits on discontinued operations. Income (losses) from discontinued operations and net gains on sales and dispositions of discontinued operations have been reclassified from previously reported income from operations and reported separately as income from discontinued operations, net of tax. A tax benefit of $11.4 million, tax expense of $36.9 million, and a tax benefit of $68.5 million with respect to discontinued operations were recorded in 2014, 2013 and 2012, respectively.
Deferred income taxes consist of the following:

	As of December 31
(in thousands)	2014	2013
Accrued postretirement benefits	$16,785	$15,408
Other benefit obligations	122,241	101,923
Accounts receivable	17,925	24,911
State income tax loss carryforwards	26,077	30,036
U.S. Federal income tax loss carryforwards	2,368	2,613
U.S. Federal foreign income tax credit carryforwards	837	8,265
Non-U.S. income tax loss carryforwards	30,460	32,600
Other	50,134	61,753
Deferred Tax Assets	266,827	277,509
Valuation allowances	(73,656)	(72,767)
Deferred Tax Assets, Net	$193,171	$204,742
Property, plant and equipment	139,765	134,627
Prepaid pension cost	463,714	497,727
Unrealized gain on available-for-sale securities	34,764	115,785
Goodwill and other intangible assets	308,954	293,749
Deferred Tax Liabilities	$947,197	$1,041,888
Deferred Income Tax Liabilities, Net	$754,026	$837,146
The Company has $494.1 million of state income tax net operating loss carryforwards available to offset future state taxable income. State income tax loss carryforwards, if unutilized, will start to expire approximately as follows:

(in millions)
2015	$4.7
2016	6.1
2017	3.7
2018	10.8
2019	4.8
2020 and after	464.0
Total	$494.1
The Company has recorded at December 31, 2014, $26.1 million in deferred state income tax assets, net of U.S. Federal income tax, with respect to these state income tax loss carryforwards. The Company has established a full valuation allowance, reducing the net recorded amount of deferred tax assets with respect to state tax loss carryforwards, since the Company has determined that it is more likely than not that the state tax losses may not be fully utilized in the future to reduce state taxable income.
The Company has $6.7 million of U.S. Federal income tax loss carryforwards obtained as a result of prior stock acquisitions. U.S. Federal income tax loss carryforwards are expected to be fully utilized as follows:

(in millions)
2015	$0.7
2016	0.7
2017	0.7
2018	0.7
2019	0.7
2020 and after	3.2
Total	$6.7
The Company has established at December 31, 2014, $2.4 million in U.S. Federal deferred tax assets with respect to these U.S. Federal income tax loss carryforwards.
For U.S. Federal income tax purposes, the Company has $0.8 million of foreign tax credits available to be credited against future U.S. Federal income tax liabilities. These U.S. Federal foreign tax credits are expected to be fully utilized in the future; if unutilized, these foreign tax credits will expire in 2023. The Company has established at December 31, 2014, $0.8 million of U.S. Federal deferred tax assets with respect to these U.S. Federal foreign tax credit carryforwards.
The Company has $104.3 million of non-U.S. income tax loss carryforwards, as a result of operating losses and prior stock acquisitions that are available to offset future non-U.S. taxable income and has recorded, with respect to these losses, $30.5 million in non-U.S. deferred income tax assets. The Company has established $29.2 million in valuation allowances against the deferred tax assets recorded for the portion of non-U.S. tax losses that may not be fully utilized to reduce future non-U.S. taxable income. The $104.3 million of non-U.S. income tax loss carryforwards consist of $96.1 million in losses that may be carried forward indefinitely; $1.6 million of losses that, if unutilized, will expire in varying amounts through 2019; and $6.6 million of losses that, if unutilized, will start to expire after 2019.
Deferred tax valuation allowances and changes in deferred tax valuation allowances were as follows:

(in thousands)	Balance at Beginning of Period	Tax Expense and Revaluation	Deductions	Balance at End of Period
Year ended
December 31, 2014	$72,767	$889	—	$73,656
December 31, 2013	$78,109	$(5,342)	—	$72,767
December 31, 2012	$59,179	$18,930	—	$78,109
The Company has established $38.8 million in valuation allowances against deferred state tax assets recognized, net of U.S. Federal tax. As stated above, approximately $26.1 million of the valuation allowances, net of U.S. Federal income tax, relate to state income tax loss carryforwards. The Company has established valuation allowances against state income tax assets recognized, without considering potentially offsetting deferred tax liabilities established with respect to prepaid pension cost and goodwill. Prepaid pension cost and goodwill have not been considered a source of future taxable income for realizing deferred tax assets recognized since these temporary differences are not likely to reverse in the foreseeable future. The valuation allowances established against state income tax assets are recorded at the parent company and the education division and may increase or decrease within the next 12 months, based on operating results or the market value of investment holdings. As a result, the Company is unable to estimate the potential tax impact, given the uncertain operating and market environment. The Company will be monitoring future operating results and projected future operating results on a quarterly basis to determine whether the valuation allowances provided against deferred state tax assets should be increased or decreased, as future circumstances warrant.
The Company has not established valuation allowances against any U.S. Federal deferred tax assets.
The Company has established $34.9 million in valuation allowances against non-U.S. deferred tax assets, and, as stated above, $29.2 million of the non-U.S. valuation allowances relate to non-U.S. income tax loss carryforwards.
Deferred U.S. Federal and state income taxes are recorded with respect to undistributed earnings of investments in non-U.S. subsidiaries to the extent taxable dividend income would be recognized if such earnings were distributed. Deferred income taxes recorded with respect to undistributed earnings of investments in non-U.S. subsidiaries are recorded net of foreign tax credits with respect to such undistributed earnings estimated to be creditable against future U.S. Federal tax liabilities. At December 31, 2014 and 2013, net U.S. Federal and state deferred income tax liabilities of about $10.6 million and $7.7 million, respectively, were recorded with respect to undistributed earnings of investments in non-U.S. subsidiaries based on the year-end position.
Deferred U.S. Federal and state income taxes have not been recorded for the full book value and tax basis differences related to investments in non-U.S. subsidiaries because such investments are expected to be indefinitely held. The book value exceeded the tax basis of investments in non-U.S. subsidiaries by approximately $57.9 million and $66.8 million at December 31, 2014 and 2013, respectively; these differences would result in approximately $1.4 million and $5.9 million of net additional U.S. Federal and state deferred tax liabilities, net of foreign tax credits related to undistributed earnings and estimated to be creditable against future U.S. Federal tax liabilities, at December 31, 2014 and 2013, respectively. If investments in non-U.S. subsidiaries were held for sale instead of expected to be held indefinitely, additional U.S. Federal and state deferred tax liabilities would be required to be recorded, and such deferred tax liabilities, if recorded, may exceed the above estimates.
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
The Company recorded a $10.5 million U.S. Federal income tax receivable at December 31, 2013, with respect to capital loss and foreign tax credit carrybacks to the 2010 tax year. The Company files income tax returns with the U.S. Federal government and in various state, local and non-U.S. governmental jurisdictions, with the consolidated U.S. Federal tax return filing considered the only major tax jurisdiction. The statute of limitations has expired on all consolidated U.S. Federal corporate income tax returns filed through 2009. The Internal Revenue Service is currently examining the 2010 carryback claim discussed above, and the IRS has indicated they may examine subsequent tax years once the examination of the carryback claim is completed.
The Company endeavors to comply with tax laws and regulations where it does business, but cannot guarantee that, if challenged, the Company’s interpretation of all relevant tax laws and regulations will prevail and that all tax benefits recorded in the financial statements will ultimately be recognized in full.
The following summarizes the Company’s unrecognized tax benefits, excluding interest and penalties, for the respective periods:

	Year Ended December 31
(in thousands)	2014	2013	2012
Beginning unrecognized tax benefits	$—	$—	$—
Increases related to current year tax positions	7,000	—	—
Increases related to prior year tax positions	—	—	—
Decreases related to prior year tax positions	—	—	—
Decreases related to settlement with tax authorities	—	—	—
Decreases due to lapse of applicable statutes of limitations	—	—	—
Ending unrecognized tax benefits	$7,000	$—	$—
The unrecognized tax benefits mainly relate to state income tax filing positions applicable to the 2014 tax period. In making these determinations, the Company presumes that taxing authorities pursuing examinations of the Company’s compliance with tax law filing requirements will have full knowledge of all relevant information, and, if necessary, the Company will pursue resolution of disputed tax positions by appeals or litigation.
Although the Company cannot predict the timing of resolution with tax authorities, the Company estimates that no portion of unrecognized tax benefits will be reduced in the next 12 months due to settlement with the tax authorities. The Company expects that a $7.0 million state tax benefit, net of $2.4 million federal tax expense, will reduce the effective tax rate in the future if recognized.
The Company classifies interest and penalties related to uncertain tax positions as a component of interest and other expenses, respectively. As of December 31, 2014, 2013 and 2012, the Company has not accrued any penalties or interest related to the unrecognized tax benefits.

10.	DEBT
The Company’s borrowings consist of the following:

	As of December 31
(in thousands)	2014	2013
7.25% unsecured notes due February 1, 2019	$398,308	$397,893
AUD Revolving credit borrowing	40,927	44,625
Other indebtedness	6,685	8,258
Total Debt	445,920	450,776
Less: current portion	(46,375)	(3,168)
Total Long-Term Debt	$399,545	$447,608
The Company did not borrow funds under its USD revolving credit facility in 2014 or 2013. On December 20, 2012, the Company borrowed $240 million under its revolving credit facility at an interest rate of 1.5107%; this was fully repaid on January 11, 2013. The Company’s other indebtedness at December 31, 2014, is at interest rates of 0% to 6% and matures between 2015 and 2017. The Company’s other indebtedness at December 31, 2013, is at interest rates of 0% to 6% and matures between 2014 and 2017.
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
On September 7, 2011, the Company borrowed AUD 50 million under its revolving credit facility. On the same date, the Company entered into interest rate swap agreements with a total notional value of AUD 50 million and a maturity date of March 7, 2015. These interest rate swap agreements will pay the Company variable interest on the AUD 50 million notional amount at the three-month bank bill rate, and the Company will pay the counterparties a fixed rate of 4.5275%. These interest rate swap agreements were entered into to convert the variable rate Australian dollar borrowing under the revolving credit facility into a fixed-rate borrowing. Based on the terms of the interest rate swap agreements and the underlying borrowing, these interest rate swap agreements were determined to be effective and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in other comprehensive income on the accompanying condensed consolidated balance sheets until earnings are affected by the variability of cash flows.
During 2014 and 2013, the Company had average borrowings outstanding of approximately $450.9 million and $471.4 million, respectively, at average annual interest rates of approximately 7.0% and 6.7%, respectively. The Company incurred net interest expense of $34.5 million, $33.8 million and $32.6 million during 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $450.3 million and $475.2 million, respectively, compared with the carrying amount of $398.3 million and $397.9 million. The carrying value of the Company’s other unsecured debt at December 31, 2014, approximates fair value.

11.	FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of December 31, 2014
(in thousands)	Level 1	Level 2	Total
Assets
Money market investments (1)	$—	$368,131	$368,131
Commercial paper (2)	226,197	—	226,197
Marketable equity securities (3)	193,793	—	193,793
Other current investments (4)	11,788	21,171	32,959
Total Financial Assets	$431,778	$389,302	$821,080
Liabilities
Deferred compensation plan liabilities (5)	$—	$70,661	$70,661
7.25% unsecured notes (6)	—	450,344	450,344
AUD revolving credit borrowing (6)	—	40,927	40,927
Interest rate swap (7)	—	179	179
Total Financial Liabilities	$—	$562,111	$562,111

	As of December 31, 2013
(in thousands)	Level 1	Level 2	Total
Assets
Money market investments (1)	$—	$431,836	$431,836
Marketable equity securities (3)	487,156	—	487,156
Other current investments (4)	11,826	23,336	35,162
Total Financial Assets	$498,982	$455,172	$954,154
Liabilities
Deferred compensation plan liabilities (5)	$—	$67,603	$67,603
7.25% unsecured notes (6)	—	475,224	475,224
AUD revolving credit borrowing (6)	—	44,625	44,625
Interest rate swap (7)	—	1,047	1,047
Total Financial Liabilities	$—	$588,499	$588,499
____________

(1)	The Company’s money market investments are included in cash, cash equivalents and restricted cash.

(2)	The Company’s commercial paper investments with original maturities of 90 days or less are included in cash and cash equivalents.

(3)	The Company’s investments in marketable equity securities are classified as available-for-sale.

(4)	Includes U.S. Government Securities, corporate bonds, mutual funds and time deposits.

(5)
Includes Graham Holdings Company’s Deferred Compensation Plan and supplemental savings plan benefits under the Graham Holdings Company’s Supplemental Executive Retirement Plan, which are included in accrued compensation and related benefits. These plans measure the market value of a participant’s balance in a notional investment account that is comprised primarily of mutual funds, which are based on observable market prices. However, since the deferred compensation obligations are not exchanged in an active market, they are classified as Level 2 in the fair value hierarchy. Realized and unrealized gains (losses) on deferred compensation are included in operating income.

(6)	See Note 10 for carrying amount of these notes and borrowing.

(7)
Included in Other liabilities. The Company utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity and market interest rates.

For the year ended December 31, 2014, the Company recorded an intangible and other long-lived assets impairment charge of $25.1 million, of which $7.8 million is reported in discontinued operations (see Notes 2 and 8). For the year ended December 31, 2013, the Company recorded an intangible and other long-lived assets impairment charge of $3.3 million (see Notes 2 and 8). The remeasurement of the goodwill and other long-lived assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value.

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
Capital Stock.  Each share of Class A common stock and Class B common stock participates equally in dividends. The Class B stock has limited voting rights and as a class has the right to elect 30% of the Board of Directors; the Class A stock has unlimited voting rights, including the right to elect a majority of the Board of Directors. In 2014 and 2013, the Company’s Class A shareholders converted 194,250, or 17%, and 50,310, or 4%, respectively, of the Class A shares of the Company to an equal number of Class B shares. The conversions had no impact on the voting rights of the Class A and Class B common stock.
As part of the exchange transaction with Berkshire Hathaway, the Company acquired 1,620,190 shares of its Class B common stock at a cost of approximately $1,165.4 million in 2014. During 2013 and 2012, the Company purchased a total of 33,024 and 301,231 shares, respectively, of its Class B common stock at a cost of approximately $17.7 million and $103.2 million, respectively. In September 2011, the Board of Directors increased the authorization to repurchase a total of 750,000 shares of Class B common stock. The Company did not announce a ceiling price or a time limit for the purchases. The authorization included 43,573 shares that remained under the previous authorization. At December 31, 2014, the Company had remaining authorization from the Board of Directors to purchase up to 159,219 shares of Class B common stock.
Stock Awards.  In 2001, the Company adopted an incentive compensation plan, which, among other provisions, authorizes the awarding of Class B common stock to key employees. Stock awards made under this incentive compensation plan are primarily subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant’s employment terminates before the end of a specified period of service to the Company. Some of the awards are also subject to performance conditions and will be forfeited and revert to Company ownership if the conditions are not met. At December 31, 2014, there were 37,825 shares reserved for issuance under this incentive compensation plan, which were all subject to awards outstanding.
In 2012, the Company adopted a new incentive compensation plan (the 2012 Plan), which, among other provisions, authorizes the awarding of Class B common stock to key employees in the form of stock awards, stock options and other awards involving the actual transfer of shares. All stock awards, stock options and other awards involving the actual transfer of shares issued subsequent to the adoption of this plan are covered under this new incentive compensation plan. Stock awards made under the 2012 Plan are primarily subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant’s employment terminates before the end of a specified period of service to the Company. Some of the awards are also subject to performance conditions and will be forfeited and revert to Company ownership if the conditions are not met. At December 31, 2014, there were 460,726 shares reserved for issuance under the 2012 incentive compensation plan. Of this number, 149,286 shares were subject to stock awards and stock options outstanding and 311,440 shares were available for future awards.
Activity related to stock awards under these incentive compensation plans was as follows:

	Year Ended December 31
	2014		2013		2012
	Number of Shares	Average Grant-Date Fair Value	Number of Shares	Average Grant-Date Fair Value	Number of Shares	Average Grant-Date Fair Value
Beginning of year, unvested	114,479	$424.65	207,917	$350.21	77,319	$424.45
Awarded	21,114	683.44	70,165	562.29	145,348	321.56
Vested	(11,098)	523.95	(71,585)	515.09	(7,134)	499.06
Forfeited	(7,384)	396.91	(92,018)	300.86	(7,616)	417.79
End of Year, Unvested	117,111	463.64	114,479	424.65	207,917	350.21
In connection with the sale of the Publishing Subsidiaries in 2013, the Company modified the terms of 86,824 share awards affecting 102 employees. The modification resulted in the acceleration of the vesting period for 45,374 share awards, the elimination of a market condition and vesting terms of 15,000 share awards, and the forfeiture of 26,450 share awards; the effect of which are reflected in the above activity. The Company also offered some employees with 26,124 share awards the option to settle their awards in cash resulting in a modification of these awards from equity awards to liability awards. The Company paid employees $13.1 million for the settlement of these liability awards. The Company recorded incremental stock compensation expense, net of forfeitures, amounting to $19.9 million, which is included in income from discontinued operations, net of tax, in the consolidated statement of operations for 2013.
For the share awards outstanding at December 31, 2014, the aforementioned restriction will lapse in 2015 for 31,825 shares, in 2016 for 20,425 shares, in 2017 for 46,996 shares and in 2018 for 17,865 shares. Also, in early 2015, the Company issued stock awards of 23,475 shares. Stock-based compensation costs resulting from Company stock awards were $15.4 million, $35.2 million and $11.4 million in 2014, 2013 and 2012, respectively.

As of December 31, 2014, there was $26.0 million of total unrecognized compensation expense related to these awards. That cost is expected to be recognized on a straight-line basis over a weighted average period of 1.6 years.
Stock Options.  The Company’s 2003 employee stock option plan reserves 1,900,000 shares of the Company’s Class B common stock for options to be granted under the plan. The purchase price of the shares covered by an option cannot be less than the fair value on the grant date. Options generally vest over four years and have a maximum term of ten years. At December 31, 2014, there were 81,694 shares reserved for issuance under this stock option plan, which were all subject to options outstanding.
Stock options granted under the 2012 Plan cannot be less than the fair value on the grant date, generally vest over four years and have a maximum term of ten years. In 2014, a grant was issued which vests over six years.
Activity related to options outstanding was as follows:

	Year Ended December 31
	2014		2013		2012
	Number of Shares	Average Option Price	Number of Shares	Average Option Price	Number of Shares	Average Option Price
Beginning of year	121,694	$469.76	125,694	$478.32	129,044	$494.95
Granted	55,000	1,070.43	15,000	373.03	7,500	378.00
Exercised	(19,125)	409.44	(14,500)	391.83	—	—
Expired or forfeited	(5,875)	791.81	(4,500)	637.53	(10,850)	605.82
End of Year	151,694	682.68	121,694	469.76	125,694	478.32
In connection with the sale of the Publishing Subsidiaries in 2013, the Company modified the terms of 4,500 stock options affecting six employees. The modification resulted in the acceleration of the vesting period for 4,250 stock options and the forfeiture of 250 stock options. The Company recorded incremental stock option expense amounting to $0.8 million, which is included in income from discontinued operations, net of tax, in the consolidated statement of operations in 2013.
Of the shares covered by options outstanding at the end of 2014, 70,194 are now exercisable; 27,208 will become exercisable in 2015; 14,708 will become exercisable in 2016; 13,334 will become exercisable in 2017; 9,583 will become exercisable in 2018; 8,333 will become exercisable in 2019; and 8,334 will become exercisable in 2020. For 2014, 2013 and 2012, the Company recorded expense of $2.7 million, $3.5 million and $2.9 million related to stock options, respectively. Information related to stock options outstanding and exercisable at December 31, 2014, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at 12/31/2014	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 12/31/2014	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$369–396	32,000	6.8	$383.37	18,000	5.8	$390.58
419–439	10,694	4.5	423.05	10,694	4.5	423.05
503	50,000	6.2	502.58	37,500	6.2	502.58
652–663	7,000	7.4	659.65	2,000	3.4	651.91
730	2,000	1.9	729.67	2,000	1.9	729.67
1,111	50,000	9.8	1,111.20	—	—	—
	151,694	7.4	682.68	70,194	5.6	427.47
At December 31, 2014, the intrinsic value for all options outstanding, exercisable and unvested was $39.8 million, $27.5 million and $12.3 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of the Company’s stock was $863.71 at December 31, 2014. At December 31, 2014, there were 81,500 unvested options related to this plan with an average exercise price of $863.72 and a weighted average remaining contractual term of 8.9 years. At December 31, 2013, there were 48,500 unvested options with an average exercise price of $442.02 and a weighted average remaining contractual term of 7.9 years.
As of December 31, 2014, total unrecognized stock-based compensation expense related to stock options was $10.5 million, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 5.2 years. There were 19,125 options exercised during 2014. The total intrinsic value of options exercised during 2014 was $6.7 million; a tax benefit from these stock option exercises of $2.7 million was realized. There were 14,500 options exercised during 2013. The total intrinsic value of options exercised during 2013 was

$3.2 million; a tax benefit from these stock option exercises of $1.3 million was realized. No options were exercised during 2012.
During 2014, the Company granted 50,000 options at an exercise price above the fair market value of its common stock at the date of grant. All other options granted during 2014 were at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. All options granted during 2013 and 2012 were at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The weighted average grant-date fair value of options granted during 2014, 2013 and 2012 was $178.95, $91.74 and $91.71, respectively. Also, in early 2015, an additional 5,000 stock options were granted.
The fair value of options at date of grant was estimated using the Black-Scholes method utilizing the following assumptions:

	2014	2013	2012
Expected life (years)	7–8	7	7
Interest rate	2.15%–2.45%	1.31%	1.04%–1.27%
Volatility	30.75%–32.10%	31.80%	31.71%–31.80%
Dividend yield	1.30%–1.54%	2.63%	2.54%–2.60%
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
At December 31, 2014, a Kaplan senior manager holds 7,206 Kaplan restricted shares. The fair value of Kaplan’s common stock is determined by the Company’s compensation committee of the Board of Directors, and in January 2015, the committee set the fair value price at $1,180 per share. During 2013, 5,000 options were awarded to a Kaplan senior manager at a price of $973 per share that vest over a four-year period. No options were awarded during 2014 and 2012; no options were exercised during 2014, 2013 or 2012; and there were 5,000 options outstanding at December 31, 2014. Additionally, in January 2015, an additional 2,500 stock options were awarded.
Kaplan recorded stock compensation expense of $0.9 million and $2.9 million in 2014 and 2013, and a stock compensation credit of $1.1 million in 2012, respectively. At December 31, 2014, the Company’s accrual balance related to Kaplan stock-based compensation totaled $10.8 million. There were no payouts in 2014, 2013 or 2012.
Earnings Per Share.  The Company’s unvested restricted stock awards contain nonforfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. The diluted earnings per share computed under the two-class method is lower than the diluted earnings per share computed under the treasury stock method, resulting in the presentation of the lower amount in diluted earnings per share. The computation of earnings per share under the two-class method excludes the income attributable to the unvested restricted stock awards from the numerator and excludes the dilutive impact of those underlying shares from the denominator.

The following reflects the Company’s income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Year Ended December 31
(in thousands, except per share amounts)	2014	2013	2012
Numerator:
Numerator for basic earnings per share:
Income from continuing operations attributable to Graham Holdings Company common stockholders	$920,747	$171,995	$50,323
Less: Dividends paid–common stock outstanding and unvested restricted shares	(67,267)	—	(146,432)
Undistributed earnings (losses)	853,480	171,995	(96,109)
Percent allocated to common stockholders (1)	97.98%	98.45%	100.00%
	836,246	169,329	(96,109)
Add: Dividends paid–common stock outstanding	66,012	—	143,175
Numerator for basic earnings per share	902,258	169,329	47,066
Add: Additional undistributed earnings due to dilutive stock options	79	5	—
Numerator for diluted earnings per share	$902,337	$169,334	$47,066
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	6,470	7,238	7,360
Add: Effect of dilutive stock options	27	12	—
Denominator for diluted earnings per share	6,497	7,250	7,360
Graham Holdings Company Common Stockholders:
Basic earnings per share from continuing operations	$139.44	$23.39	$6.40
Diluted earnings per share from continuing operations	$138.88	$23.36	$6.40
____________

(1)	Percent of undistributed losses allocated to common stockholders is 100% in 2012 as participating securities are not contractually obligated to share in losses.
Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Year Ended December 31
(in thousands)	2014	2013	2012
Weighted average restricted stock	62	83	44
The 2014, 2013 and 2012 diluted earnings per share amounts exclude the effects of 52,000, 10,000 and 124,694 stock options outstanding, respectively, as their inclusion would have been antidilutive. The 2014, 2013 and 2012 diluted earnings per share amounts also exclude the effects of 5,175, 5,500 and 52,200 restricted stock awards, respectively, as their inclusion would have been antidilutive.
In 2014 and 2012, the Company declared regular dividends totaling $10.20 and $9.80 per share, respectively. In December 2012, the Company declared and paid an accelerated cash dividend totaling $9.80 per share, in lieu of regular quarterly dividends that the Company otherwise would have declared and paid in calendar year 2013.

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
Sale of Publishing Subsidiaries. On October 1, 2013, as part of the sale of the Publishing Subsidiaries, the Purchaser assumed the liabilities related to active employees of the Company’s defined benefit pension plan, Supplemental Executive Retirement Plan (SERP) and other postretirement plans. In addition to the assumed liabilities, the Company transferred pension plan assets of $318 million in accordance with the terms of the sale. As a result of the sale of the Publishing Subsidiaries, the Company remeasured the accumulated and projected benefit obligation of the pension, SERP and other postretirement plans as of October 1, 2013, and recorded curtailment and settlement gains (losses). The new measurement basis was used for the recognition of the pension and other postretirement plan cost (credit) recorded in the fourth quarter of 2013. The curtailment and settlement gains (losses) are included in the gain on the sale of the Publishing Subsidiaries, which is included in income from discontinued operations, net of tax. The Company excluded the historical pension expense for retirees from the reclassification of the Publishing Subsidiaries’ results to discontinued operations, since the associated assets and liabilities were retained by the Company.
Defined Benefit Plans.  The Company’s defined benefit pension plans consist of various pension plans and a SERP offered to certain executives of the Company.
In the first quarter of 2014, the Company recorded $4.5 million related to a Separation Incentive Program for certain Corporate employees, which is being funded from the assets of the Company’s pension plan. In the third quarter of 2014, the Company recorded $3.9 million related to a Voluntary Retirement Incentive Program (VRIP) for certain Corporate employees, which is being funded from the assets of the Company’s pension plan. In addition, the Company recorded a $2.4 million SERP charge related to the VRIP for certain Corporate employees.
In February 2013, the Company offered a VRIP to certain employees of The Washington Post newspaper and recorded early retirement expense of $20.4 million. In addition, The Washington Post newspaper recorded $2.3 million in special separation benefits for a group of employees in the first quarter of 2013. The expense for these programs is funded from the assets of the Company’s pension plans.
In 2012, the Company offered a VRIP to certain employees of The Washington Post newspaper and recorded early retirement expense of $7.5 million. In addition, the Company offered a VRIP to certain employees of Post–Newsweek Media and recorded early retirement expense of $1.0 million. The early retirement program expense for these programs is funded from the assets of the Company’s pension plans.
The 2013 and 2012 early retirement program and special separation benefit expenses are included in income from discontinued operations, net of tax.
Effective August 1, 2012, the Company’s defined benefit pension plan was amended to provide most of the current participants with a new cash balance benefit. The cash balance benefit is funded from the assets of the Company’s pension plans. As a result of this benefit, the Company’s matching contribution for its 401(k) Savings Plans was reduced.
The following table sets forth obligation, asset and funding information for the Company’s defined benefit pension plans:

	Pension Plans
	As of December 31
(in thousands)	2014	2013
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,126,344	$1,466,322
Service cost	27,792	46,115
Interest cost	51,825	55,821
Amendments	8,374	22,700
Actuarial loss (gain)	172,548	(156,385)
Benefits paid	(69,854)	(81,162)
Curtailment	—	(55,690)
Settlement	451	(171,377)
Benefit Obligation at End of Year	$1,317,480	$1,126,344
Change in Plan Assets
Fair value of assets at beginning of year	$2,371,849	$2,071,145
Actual return on plan assets	167,154	699,518
Benefits paid	(69,854)	(81,162)
Settlement	819	(317,652)
Fair Value of Assets at End of Year	$2,469,968	$2,371,849
Funded Status	$1,152,488	$1,245,505

	SERP
	As of December 31
(in thousands)	2014	2013
Change in Benefit Obligation
Benefit obligation at beginning of year	$91,169	$104,062
Service cost	1,493	1,612
Interest cost	4,397	4,148
Amendments	4,022	—
Actuarial loss (gain)	19,168	(9,180)
Benefits paid	(4,166)	(4,101)
Curtailment	—	(2,059)
Settlement	—	(3,313)
Benefit Obligation at End of Year	$116,083	$91,169
Change in Plan Assets
Fair value of assets at beginning of year	$—	$—
Employer contributions and other	4,166	4,101
Benefits paid	(4,166)	(4,101)
Fair Value of Assets at End of Year	$—	$—
Funded Status	$(116,083)	$(91,169)
The accumulated benefit obligation for the Company’s pension plans at December 31, 2014 and 2013, was $1,281.5 million and $1,091.1 million, respectively. The accumulated benefit obligation for the Company’s SERP at December 31, 2014 and 2013, was $114.1 million and $89.3 million, respectively. The amounts recognized in the Company’s Consolidated Balance Sheets for its defined benefit pension plans are as follows:

	Pension Plans		SERP
	As of December 31		As of December 31
(in thousands)	2014	2013	2014	2013
Noncurrent asset	$1,152,488	$1,245,505	$—	$—
Current liability	—	—	(6,275)	(4,251)
Noncurrent liability	—	—	(109,808)	(86,918)
Recognized Asset (Liability)	$1,152,488	$1,245,505	$(116,083)	$(91,169)
Key assumptions utilized for determining the benefit obligation are as follows:

	Pension Plans		SERP
	As of December 31		As of December 31
	2014	2013	2014	2013
Discount rate	4.0%	4.8%	4.0%	4.8%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%
The Company made no contributions to its pension plans in 2014, 2013 and 2012, and the Company does not expect to make any contributions in 2015. The Company made contributions to its SERP of $4.2 million and $4.1 million for the years ended December 31, 2014 and 2013, respectively. As the plan is unfunded, the Company makes contributions to the SERP based on actual benefit payments.
At December 31, 2014, future estimated benefit payments, excluding charges for early retirement programs, are as follows:

(in thousands)	Pension Plans	SERP
2015	$87,271	$6,399
2016	$80,239	$5,875
2017	$78,592	$5,964
2018	$77,576	$6,257
2019	$78,589	$6,719
2020–2024	$398,372	$34,875

The total cost (benefit) arising from the Company’s defined benefit pension plans, including the portion included in discontinued operations, consists of the following components:

	Pension Plans
	Year Ended December 31
(in thousands)	2014	2013	2012
Service cost	$27,792	$46,115	$40,344
Interest cost	51,825	55,821	59,124
Expected return on assets	(120,472)	(105,574)	(96,132)
Amortization of prior service cost	329	2,809	3,695
Recognized actuarial (gain) loss	(28,880)	2,756	9,013
Net Periodic (Benefit) Cost for the Year	(69,406)	1,927	16,044
Curtailment	—	(43,930)	—
Settlement	—	39,995	—
Early retirement programs and special separation benefit expense	8,374	22,700	8,508
Total (Benefit) Cost for the Year	$(61,032)	$20,692	$24,552
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial loss (gain)	$125,866	$(750,328)	$(79,405)
Amortization of prior service cost	(329)	(2,809)	(3,695)
Recognized net actuarial gain (loss)	28,880	(2,756)	(9,013)
Curtailment and settlement	(368)	94,520	—
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$154,049	$(661,373)	$(92,113)
Total Recognized in Total (Benefit) Cost and Other Comprehensive Income (Before Tax Effects)	$93,017	$(640,681)	$(67,561)

	SERP
	Year Ended December 31
(in thousands)	2014	2013	2012
Service cost	$1,493	$1,612	$1,467
Interest cost	4,397	4,148	4,241
Amortization of prior service cost	47	55	54
Recognized actuarial loss	1,544	2,481	1,833
Net Periodic Cost for the Year	7,481	8,296	7,595
Special separation benefit expense	2,422	—	—
Settlement	—	(2,575)	—
Total Cost for the Year	$9,903	$5,721	$7,595
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial loss (gain)	$19,168	$(9,180)	$8,428
Current year prior service cost	1,600	—	—
Amortization of prior service cost	(47)	(55)	(54)
Recognized net actuarial loss	(1,544)	(2,481)	(1,833)
Curtailment and settlement	—	(2,798)	—
Other adjustments	—	—	745
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$19,177	$(14,514)	$7,286
Total Recognized in Total Cost and Other Comprehensive Income (Before Tax Effects)	$29,080	$(8,793)	$14,881
The net periodic cost (benefit) for the Company’s pension plans, as reported above, includes pension cost of $0.2 million, $18.9 million and $24.6 million reported in discontinued operations for 2014, 2013 and 2012, respectively. The net periodic cost for the Company’s SERP, as reported above, includes cost of $0.2 million, $1.0 million and $0.9 million reported in discontinued operations for 2014, 2013 and 2012, respectively. The early retirement programs and special separation benefit expenses are also included in discontinued operations for 2013 and 2012. The 2013 curtailments and settlements are included in the gain on sale of Publishing Subsidiaries, which is also reported in discontinued operations.

The costs for the Company’s defined benefit pension plans are actuarially determined. Below are the key assumptions utilized to determine periodic cost:

	Pension Plans			SERP
	Year Ended December 31			Year Ended December 31
	2014	2013	2012	2014	2013	2012
Discount rate	4.8%	4.0%	4.7%	4.8%	4.0%	4.7%
Expected return on plan assets	6.5%	6.5%	6.5%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%
Accumulated other comprehensive income (AOCI) includes the following components of unrecognized net periodic cost for the defined benefit plans:

	Pension Plans		SERP
	As of December 31		As of December 31
(in thousands)	2014	2013	2014	2013
Unrecognized actuarial (gain) loss	$(685,895)	$(840,273)	$36,890	$19,266
Unrecognized prior service cost	1,033	1,362	1,689	136
Gross Amount	(684,862)	(838,911)	38,579	19,402
Deferred tax liability (asset)	273,945	335,564	(15,432)	(7,761)
Net Amount	$(410,917)	$(503,347)	$23,147	$11,641
During 2015, the Company expects to recognize the following amortization components of net periodic cost for the defined benefit plans:

	2015
(in thousands)	Pension Plans	SERP
Actuarial loss recognition	$—	$3,449
Prior service cost recognition	$324	$457
Defined Benefit Plan Assets.  The Company’s defined benefit pension obligations are funded by a portfolio made up of a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plans were allocated as follows:

	As of December 31
	2014	2013
U.S. equities	59%	58%
U.S. fixed income	13%	12%
International equities	28%	30%
	100%	100%
Essentially all of the assets are actively managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both of these managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval by the Plan administrator. As of December 31, 2014, the managers can invest no more than 24% of the assets in international stocks, at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities. None of the assets is managed internally by the Company.
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of December 31, 2014. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At December 31, 2014, the pension plan held common stock in two investments that exceeded 10% of total plan assets, valued at $730.6 million, or 30% of total plan assets. At December 31, 2013, the pension plan held common stock in one investment that exceeded 10% of total plan assets, valued at $382.1 million, or 16% of total plan assets. At December 31, 2014 and 2013, the pension plan held investments in one foreign country that exceeded 10% of total plan assets. These investments were valued at

$468.0 million and $398.9 million at December 31, 2014 and 2013, respectively, or approximately 19% and 17%, respectively, of total plan assets.
The Company’s pension plan assets measured at fair value on a recurring basis were as follows:

	As of December 31, 2014
(in thousands)	Level 1	Level 2	Total
Cash equivalents and other short-term investments	$275,963	$141,083	$417,046
Equity securities
U.S. equities	1,454,011	—	1,454,011
International equities	691,505	—	691,505
Total Investments	$2,421,479	$141,083	$2,562,562
Payable for settlement of investments purchased			(92,594)
Total			$2,469,968

	As of December 31, 2013
(in thousands)	Level 1	Level 2	Total
Cash equivalents and other short-term investments	$196,757	$84,706	$281,463
Equity securities
U.S. equities	1,383,738	—	1,383,738
International equities	699,649	—	699,649
Fixed-income securities
Corporate debt securities	—	5,147	5,147
Total Investments	$2,280,144	$89,853	$2,369,997
Receivables			1,852
Total			$2,371,849
Cash equivalents and other short-term investments.  These investments are primarily held in U.S. Treasury securities and registered money market funds. These investments are valued using a market approach based on the quoted market prices of the security or inputs that include quoted market prices for similar instruments and are classified as either Level 1 or Level 2 in the valuation hierarchy.
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

Other Postretirement Plans.  The following table sets forth obligation, asset and funding information for the Company’s other postretirement plans:

	Postretirement Plans
	As of December 31
(in thousands)	2014	2013
Change in Benefit Obligation
Benefit obligation at beginning of year	$40,014	$63,868
Service cost	1,500	2,488
Interest cost	1,448	1,848
Actuarial loss (gain)	4,448	(3,298)
Curtailment	(932)	(21,221)
Benefits paid, net of Medicare subsidy	(4,521)	(3,671)
Benefit Obligation at End of Year	$41,957	$40,014
Change in Plan Assets
Fair value of assets at beginning of year	$—	$—
Employer contributions	4,521	3,671
Benefits paid, net of Medicare subsidy	(4,521)	(3,671)
Fair Value of Assets at End of Year	$—	$—
Funded Status	$(41,957)	$(40,014)
The amounts recognized in the Company’s Consolidated Balance Sheets for its other postretirement plans are as follows:

	Postretirement Plans
	As of December 31
(in thousands)	2014	2013
Current liability	$(3,995)	$(3,795)
Noncurrent liability	(37,962)	(36,219)
Recognized Liability	$(41,957)	$(40,014)
The discount rates utilized for determining the benefit obligation at December 31, 2014 and 2013, for the postretirement plans were 3.25% and 3.80%, respectively. The assumed health care cost trend rate used in measuring the postretirement benefit obligation at December 31, 2014, was 7.50% for pre-age 65, decreasing to 5.0% in the year 2025 and thereafter. The assumed health care cost trend rate used in measuring the postretirement benefit obligation at December 31, 2014, was 14.9% for the post-age 65 Medicare Advantage Prescription Drug (MA-PD) plan, decreasing to 5.0% in the year 2021 and thereafter, and was 6.50% for the post-age 65 non MA-PD plan, decreasing to 5.0% in the year 2021 and thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A change of one percentage point in the assumed health care cost trend rates would have the following effects:

	1%	1%
(in thousands)	Increase	Decrease
Benefit obligation at end of year	$2,478	$(2,255)
Service cost plus interest cost	$257	$(227)
The Company made contributions to its postretirement benefit plans of $4.5 million and $3.7 million for the years ended December 31, 2014 and 2013, respectively. As the plans are unfunded, the Company makes contributions to its postretirement plans based on actual benefit payments.
At December 31, 2014, future estimated benefit payments are as follows:

(in thousands)	Postretirement Plans
2015	$3,995
2016	$4,061
2017	$4,078
2018	$3,946
2019	$3,882
2020–2024	$18,112

The total (benefit) cost arising from the Company’s other postretirement plans consists of the following components:

	Postretirement Plans
	Year Ended December 31
(in thousands)	2014	2013	2012
Service cost	$1,500	$2,488	$3,113
Interest cost	1,448	1,848	2,735
Amortization of prior service credit	(783)	(4,247)	(5,608)
Recognized actuarial gain	(2,076)	(2,141)	(1,478)
Net Periodic Cost (Benefit)	89	(2,052)	(1,238)
Curtailment	(1,292)	(41,623)	438
Settlement	—	(11,927)	—
Total Benefit for the Year	$(1,203)	$(55,602)	$(800)
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial loss (gain)	$4,448	$(3,298)	$(11,493)
Amortization of prior service credit	783	4,247	5,608
Recognized actuarial gain	2,076	2,141	1,478
Curtailment and settlement	360	32,329	—
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$7,667	$35,419	$(4,407)
Total Recognized in (Benefit) Cost and Other Comprehensive Income (Before Tax Effect)	$6,464	$(20,183)	$(5,207)
The net periodic cost (benefit), as reported above, includes a benefit of $2.9 million included in discontinued operations in each year for 2013 and 2012. The Company recorded a curtailment gain of $1.3 million in the fourth quarter of 2014 in connection with the exchange of WPLG, and the Separation Incentive Program and VRIP offered to certain Corporate employees. As part of the sale of The Herald, changes were made with respect to its postretirement medical plan, resulting in a $3.5 million settlement gain that is included in discontinued operations, net of tax, for 2013. The remaining 2013 curtailment and settlement gains are included in the gain on sale of Publishing Subsidiaries, which is also reported in discontinued operations. In 2012, the Company offered a VRPI to certain employees of The Washington Post newspaper and recorded early retirement expense of $0.4 million, which is included in discontinued operations.
The costs for the Company’s postretirement plans are actuarially determined. The discount rates utilized to determine periodic cost for the years ended December 31, 2014, 2013 and 2012, were 3.80%, 3.30% and 3.90%, respectively. AOCI included the following components of unrecognized net periodic benefit for the postretirement plans:

	As of December 31
(in thousands)	2014	2013
Unrecognized actuarial gain	$(7,404)	$(13,928)
Unrecognized prior service credit	(1,163)	(2,306)
Gross Amount	(8,567)	(16,234)
Deferred tax liability	3,427	6,494
Net Amount	$(5,140)	$(9,740)
During 2015, the Company expects to recognize the following amortization components of net periodic cost for the other postretirement plans:

(in thousands)	2015
Actuarial gain recognition	$(996)
Prior service credit recognition	$(502)
Multiemployer Pension Plans.  In 2014, the Company contributed to one multiemployer defined benefit pension plan under the terms of a collective-bargaining agreement that covered certain union-represented employees.
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
The Company’s total contributions to all multiemployer pension plans amounted to $0.1 million in 2014, $0.1 million in 2013 and $0.2 million in 2012.

Savings Plans.  The Company recorded expense associated with retirement benefits provided under incentive savings plans (primarily 401(k) plans) of approximately $9.2 million in 2014, $8.7 million in 2013 and $12.2 million in 2012.

15.	OTHER NON-OPERATING INCOME (EXPENSE)
A summary of non-operating income (expense) is as follows:

	Year Ended December 31
(in thousands)	2014	2013	2012
Gain on sale of Classified Ventures	$396,553	$—	$—
Gain on Berkshire marketable equity securities exchange	266,733	—	—
Gain on sale of headquarters building	127,670	—	—
Gain on sale of intangible assets	75,249	—	—
Foreign currency (losses) gains, net	(11,129)	(13,382)	3,132
(Losses) gain on sales or write-down of marketable equity securities	(3,044)	(9,559)	(17,564)
(Losses) gains on sales or write-downs of cost method investments, net	(94)	(1,761)	6,639
Other, net	1,321	951	2,337
Total Other Non-Operating Income (Expense)	$853,259	$(23,751)	$(5,456)
On October 1, 2014, the Company and the remaining partners completed the sale of their entire stakes in Classified Ventures. Total proceeds to the Company, net of transaction costs, were $408.5 million, of which $16.5 million will be held in escrow until October 1, 2015. The Company recorded a pre-tax gain of $396.6 million on the sale of its interest in Classified Ventures in the fourth quarter of 2014.
In July 2014, the cable division sold wireless spectrum licenses for $98.8 million; a pre-tax gain of $75.2 million was reported in the third quarter of 2014 in connection with these sales. The licenses had been purchased in the 2006 AWS Auction.
On June 30, 2014, the Company completed a transaction with Berkshire Hathaway, as described in Note 7, that included the exchange of 2,107 Class A Berkshire shares and 1,278 Class B Berkshire shares owned by the Company; a $266.7 million gain was recorded.
On March 27, 2014, the Company completed the sale of its headquarters building for $158 million. In connection with the sale, the Company recorded a $127.7 million pre-tax gain.

16.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive (loss) income consists of the following components:

	Year Ended December 31, 2014
	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(16,061)	$—	$(16,061)
Adjustment for sales of businesses with foreign operations	(404)	—	(404)
	(16,465)	—	(16,465)
Unrealized gains on available-for-sale securities:
Unrealized gains for the year	62,719	(25,088)	37,631
Reclassification adjustment for realization of (gain) loss on exchange, sale or write-down of available-for-sale securities included in net income	(265,274)	106,110	(159,164)
	(202,555)	81,022	(121,533)
Pension and other postretirement plans:
Actuarial loss	(149,482)	59,792	(89,690)
Prior service cost	(1,600)	640	(960)
Amortization of net actuarial gain included in net income	(29,412)	11,765	(17,647)
Amortization of net prior service credit included in net income	(407)	163	(244)
Curtailments and settlements	8	(3)	5
	(180,893)	72,357	(108,536)
Cash flow hedge:
Gain for the year	867	(347)	520
Other Comprehensive Loss	$(399,046)	$153,032	$(246,014)

	Year Ended December 31, 2013
	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(1,059)	$—	$(1,059)
Unrealized gains on available-for-sale securities:
Unrealized gains for the year	95,629	(38,251)	57,378
Reclassification adjustment for write-down on available-for-sale securities, net of gain, included in net income	9,554	(3,822)	5,732
	105,183	(42,073)	63,110
Pension and other postretirement plans:
Actuarial gain	762,806	(305,123)	457,683
Amortization of net actuarial loss included in net income	3,096	(1,238)	1,858
Amortization of net prior service credit included in net income	(1,383)	553	(830)
Curtailments and settlements	(124,051)	49,617	(74,434)
	640,468	(256,191)	384,277
Cash flow hedge:
Gain for the year	520	(208)	312
Other Comprehensive Income	$745,112	$(298,472)	$446,640

	Year Ended December 31, 2012
	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the year	$5,622	$—	$5,622
Adjustment for sales of businesses with foreign operations	(888)	—	(888)
	4,734	—	4,734
Unrealized gains on available-for-sale securities:
Unrealized gains for the year	33,098	(13,239)	19,859
Reclassification adjustment for write-down on available-for-sale securities, net of gain, included in net income	17,226	(6,890)	10,336
	50,324	(20,129)	30,195
Pension and other postretirement plans:
Actuarial gain	82,470	(32,987)	49,483
Amortization of net actuarial loss included in net income	9,368	(3,746)	5,622
Amortization of net prior service credit included in net income	(1,859)	744	(1,115)
Other adjustments	(745)	299	(446)
	89,234	(35,690)	53,544
Cash flow hedge:
Loss for the year	(1,581)	633	(948)
Other Comprehensive Income	$142,711	$(55,186)	$87,525
The accumulated balances related to each component of other comprehensive (loss) income are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Available-for- Sale Securities	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedge	Accumulated Other Comprehensive Income
As of December 31, 2012	$26,072	$110,553	$117,169	$(940)	$252,854
Other comprehensive income (loss) before reclassifications	(1,059)	57,378	383,249	(178)	439,390
Net amount reclassified from accumulated other comprehensive income	—	5,732	1,028	490	7,250
Net other comprehensive income (loss)	(1,059)	63,110	384,277	312	446,640
As of December 31, 2013	25,013	173,663	501,446	(628)	699,494
Other comprehensive (loss) income before reclassifications	(16,061)	37,631	(90,645)	12	(69,063)
Net amount reclassified from accumulated other comprehensive income	(404)	(159,164)	(17,891)	508	(176,951)
Net other comprehensive (loss) income	(16,465)	(121,533)	(108,536)	520	(246,014)
As of December 31, 2014	$8,548	$52,130	$392,910	$(108)	$453,480

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income are as follows:

	Year Ended December 31			Affected Line Item in the Consolidated Statement of Operations
(in thousands)	2014	2013	2012
Foreign Currency Translation Adjustments:
Adjustment for sales of businesses with foreign operations	$(404)	$—	$(888)	Income from discontinued operations, net of tax
Unrealized Gains on Available-for-Sale Securities:
Realized (gain) loss for the year	(265,274)	9,554	17,226	Other expense, net
	106,110	(3,822)	(6,890)	(1)
	(159,164)	5,732	10,336	Net of tax
Pension and Other Postretirement Plans:
Amortization of net actuarial (gain) loss	(29,412)	3,096	9,368	(2)
Amortization of net prior service credit	(407)	(1,383)	(1,859)	(2)
	(29,819)	1,713	7,509	Before tax
	11,928	(685)	(3,002)	Income taxes
	(17,891)	1,028	4,507	Net of tax
Cash Flow Hedge
	847	816	306	Interest expense
	(339)	(326)	(122)	Provision for income taxes
	508	490	184	Net of tax
Total reclassification for the year	$(176,951)	$7,250	$14,139	Net of tax
____________

(1)
Benefits of $1.2 million were recorded in Provision for Income Taxes related to the realized loss for the year ended December 31, 2014. The remaining $107.3 million for the year relates to the reversal of income taxes previously recorded on the unrealized gain of the Company’s investment in Berkshire Hathaway Inc. marketable securities as part of the Berkshire exchange transaction, which qualified as a tax-free distribution under IRC Section 355 and 361 (see Note 7). The amounts for 2013 and 2012 were recorded in Provision for Income Taxes.

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
At December 31, 2014, future minimum rental payments under noncancelable operating leases approximate the following:

(in thousands)
2015	$122,527
2016	115,772
2017	101,638
2018	83,628
2019	66,966
Thereafter	347,329
$837,860
____________
Includes a Kaplan lease signed January 31, 2015 with a total obligation of $16.5 million.
Minimum payments have not been reduced by minimum sublease rentals of $94.2 million due in the future under noncancelable subleases, including $61.5 million related to a Kaplan sublease signed February 5, 2015.
Rent expense under operating leases, including a portion reported in discontinued operations, was approximately $105.5 million, $118.5 million and $127.2 million in 2014, 2013 and 2012, respectively. Sublease income was approximately $5.4 million, $5.4 million and $4.4 million in 2014, 2013 and 2012, respectively.
The Company’s broadcast subsidiaries are parties to certain agreements that commit them to purchase programming to be produced in future years. At December 31, 2014, such commitments amounted to approximately $21.0 million. If such programs are not produced, the Company’s commitment would expire without obligation.

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
On February 6, 2008, a purported class-action lawsuit was filed in the U.S. District Court for the Central District of California by purchasers of BAR/BRI bar review courses, from July 2006 onward, alleging antitrust claims against Kaplan and West Publishing Corporation, BAR/BRI’s former owner. On April 10, 2008, the court granted defendants’ motion to dismiss, a decision that was reversed by the Ninth Circuit Court of Appeals on November 7, 2011. The Ninth Circuit also referred the matter to a mediator for the purpose of exploring a settlement. In the fourth quarter of 2012, the parties reached a comprehensive agreement to settle the matter. The settlement was approved by the District Court in September 2013 and will be administered following the resolution of appeals relating to attorney fees.
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
During 2014, certain Kaplan subsidiaries were subject to two other unsealed cases filed by former employees that include, among other allegations, claims under the False Claims Act relating to eligibility for Title IV funding. The U.S. Government declined to intervene in all cases, and, as previously reported, court decisions either dismissed the cases in their entirety or narrowed the scope of their allegations. The two cases are captioned: United States of America ex rel. Carlos Urquilla-Diaz et al. v. Kaplan University et al. (unsealed March 25, 2008) and United States of America ex rel. Charles Jajdelski v. Kaplan Higher Education Corp. et al. (unsealed January 6, 2009).
On August 17, 2011, the U.S. District Court for the Southern District of Florida issued a series of rulings in the Diaz case, which included three separate complaints: Diaz, Wilcox and Gillespie. The court dismissed the Wilcox complaint in its entirety; dismissed all False Claims Act allegations in the Diaz complaint, leaving only an individual employment claim; and dismissed in part the Gillespie complaint, thereby limiting the scope and time frame of its False Claims Act allegations regarding compliance with the U.S. Federal Rehabilitation Act. On October 31, 2012, the court entered summary judgment in favor of the Company as to the sole remaining employment claim in the Diaz complaint. On July 16, 2013, the court likewise entered summary judgment in favor of the Company on all remaining claims in the Gillespie complaint. Diaz and Gillespie each appealed to the U.S. Court of Appeals for the Eleventh Judicial Court. Arguments on both appeals were heard on February 3, 2015.
On July 7, 2011, the U.S. District Court for the District of Nevada dismissed the Jajdelski complaint in its entirety and entered a final judgment in favor of Kaplan. On February 13, 2013, the U.S. Circuit Court for the Ninth Judicial Circuit affirmed the dismissal in part and reversed the dismissal on one allegation under the False Claims Act relating to eligibility for Title IV funding based on claims of false attendance. The surviving claim was remanded to the District Court, where Kaplan has moved for summary judgment.
In January 2013, a former employee of KTP filed a sealed False Claims Act alleging that there were instructors at the San Antonio campuses of Kaplan College who did not meet Texas’ qualification requirements. The case, captioned United States of America ex rel. Leslie Coleman v. Kaplan, Inc. et al., was unsealed on December 23, 2014, in connection with the parties entering into a settlement agreement pursuant to which Kaplan paid approximately $1.3 million, of which approximately $1.1 million was paid in the form of partial refunds to 289 former students. The settlement agreement stated that “[d]uring its investigation of the Relator’s False Claims Act allegations, the United States did not encounter evidence of harm to Kaplan students.”

On December 22, 2014, a former student representative filed a purported class and collective action lawsuit in the U.S. District Court for the Northern District of Illinois, in which she asserts claims under the Illinois Minimum Wage Law and the Fair Labor Standards Act (Sharon Freeman v. Kaplan, Inc.). The plaintiff alleges that she and other law students who were student representatives, on their respective law school campuses, of Kaplan’s bar exam preparation business should have been classified as employees and paid minimum wage. The Company cannot predict the outcome of this inquiry.
On October 21, 2010, KHE received a subpoena from the office of the Florida Attorney General (FL AG). The subpoena sought information pertaining to the online and on-campus schools operated by KHE in and outside of Florida. In June 2014, Kaplan entered into an Assurance of Voluntary Compliance (AVC) with the FL AG on behalf of Kaplan University, Kaplan Higher Education Campuses and Kaplan, Inc. This agreement closes the FL AG investigation. The AVC required Kaplan to pay $200,000 in “investigation costs,” provide certain tuition credits for students who previously dropped from a program and wish to return, and comply with certain industry best practices. In addition, Kaplan agreed to keep the Kaplan Commitment in place for Florida students until such time as Kaplan can prove that the program resulted in savings to Florida students of at least $350,000. This condition was satisfied at the end of 2014.
On December 21, 2010, the U.S. Equal Employment Opportunity Commission (EEOC) filed suit against Kaplan Higher Education Corporation in the U.S. District Court for the Northern District of Ohio alleging racial bias by Kaplan in requesting credit scores of job applicants seeking financial positions. In March 2011, the court granted in part the Company’s motion to dismiss the complaint. On January 28, 2013, the court entered summary judgment in favor of Kaplan Higher Education Corporation and against the EEOC, terminating the case in its entirety. The EEOC appealed the judgment to the U.S. Court of Appeals for the Sixth Judicial Circuit, and briefing on that appeal was completed in November 2013. On April 9, 2014, the Court of Appeals affirmed the lower court’s judgment in favor of the Company.
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
On April 30, 2011, KHE received a Civil Investigative Demand from the Office of the Attorney General of the State of Massachusetts. The demand primarily sought information pertaining to KHE’s nationally accredited campuses in Massachusetts known as the Charlestown and Kenmore Square campuses. The Charlestown campus closed in 2013 and the Kenmore Square campus closed in 2012. Kaplan Higher Education Corporation has cooperated with the Massachusetts Attorney General and provided the requested information, as well as additional information requested in 2012 and 2013. In October 2014, the Attorney General's office sent Kaplan a “notice of intention to file” a lawsuit letter under section 93A of the Massachusetts consumer fraud statute. The letter outlined 12 allegations against the Charlestown and Kenmore Square campuses. The Company cannot predict the outcome of this inquiry or any potential litigation.
On July 20, 2011, KHE received a subpoena from the Office of the Attorney General of the State of Delaware. The demand primarily sought information pertaining to Kaplan University’s online students and Kaplan Higher Education Campuses’ students who are residents of Delaware. Kaplan Higher Education Corporation has cooperated with the Delaware Attorney General and provided the information requested in the subpoena. Although KHE may receive further requests for information from the Delaware Attorney General, there has been no such further correspondence to date. The Company cannot predict the outcome of this inquiry.
Student Financial Aid.  The Company’s education division derives the majority of its revenues from U.S. Federal financial aid received by its students under Title IV programs administered by the ED pursuant to the Higher Education Act, as amended. To maintain eligibility to participate in Title IV programs, a school must comply with extensive statutory and regulatory requirements relating to its financial aid management, educational programs, financial strength, administrative capability, compensation practices, facilities, recruiting practices and various other matters. In addition, the school must be licensed, or otherwise legally authorized, to offer postsecondary educational programs by the appropriate governmental body in the state or states in which it is physically located or is otherwise subject to state authorization requirements, be accredited by an accrediting agency recognized by the ED and be certified to participate in the Title IV programs by the ED. Schools are required periodically to apply for renewal of their authorization, accreditation or certification with the applicable state governmental bodies, accrediting agencies and the ED. In accordance with ED regulations, some KHE schools operate individually while others are combined into groups of two or more schools for the purpose of determining compliance with certain Title IV requirements, and each school or school group is assigned its own identification number, known as an OPEID number. As a result, as of the end of 2014 the schools in KHE have a total of 25 OPEID numbers. Failure to comply with the requirements of the Higher Education Act or related regulations could result in the restriction or loss of the ability to participate in Title IV programs and subject the Company to financial penalties and refunds. No assurance can be given that the Kaplan schools, or individual programs within schools, will maintain their Title IV eligibility, accreditation and state authorization in the future or that the ED might not successfully assert that one or more of such schools have previously failed to comply with Title IV requirements.
Financial aid and assistance programs are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations in the U.S. govern all of the government financial assistance programs in which students participate.
For the years ended December 31, 2014, 2013 and 2012, approximately $806 million, $819 million and $882 million, respectively, of the Company’s education division revenue was derived from financial aid received by students under Title IV programs. Management believes that the Company’s education division schools that participate in Title IV programs are in material compliance with standards set forth in the Higher Education Act and related regulations.
ED Program Reviews.  The ED has undertaken program reviews at various KHE locations. Currently, there are four pending program reviews, including the ED’s final reports on the program reviews at KHE’s Broomall, PA, and Pittsburgh, PA, locations.
On January 22, 2015, the ED announced that it will conduct a program review of Kaplan University, beginning on February 23, 2015. On February 19, 2015 the ED notified KHE that it will conduct a program review at KHE’s San Antonio, TX location, beginning in March 2015. The reviews will assess Kaplan’s administration of its Title IV, HEA programs and will initially focus on the 2013 to 2014 and 2014 to 2015 award years. Kaplan cannot at this time predict the outcome of this review, when it will be completed or any liability or limitations that the ED may place on Kaplan University or KHE San Antonio as a result of these reviews.
The Company does not expect the open program reviews to have a material impact on KHE; however, the results of open program reviews and their impact on Kaplan’s operations are uncertain.
The 90/10 Rule.  Under regulations referred to as the 90/10 rule, a KHE school would lose its eligibility to participate in Title IV programs for a period of at least two fiscal years if the institution derives more than 90% of its receipts from Title IV programs, as calculated on a cash basis in accordance with the Higher Education Act and applicable ED regulations, in each of two consecutive fiscal years. An institution with Title IV receipts exceeding 90% for a single fiscal year would be placed on provisional certification and may be subject to other enforcement measures. The 90/10 rule calculations are performed for each OPEID unit. The largest OPEID reporting unit in KHE in terms of revenue is Kaplan University, which accounted for approximately 73% of the Title IV funds received by the division in 2014. In 2014, Kaplan University derived less than 81% of its receipts from the Title IV programs, and other OPEID units derived between 65% and 91% of their receipts from Title IV programs. Kaplan’s Cleveland ground campus is the only OPEID that received more than 90% of its receipts in 2014 from Title IV programs, which was due in part to the announced closure of the school. Kaplan expects that all courses in progress at the Cleveland location will be completed by the end of the first quarter of 2015, at which time all operations at the campus will cease. In 2013, Kaplan University derived less than 81% of its receipts from Title IV programs, and other OPEID units derived between 69% and 89% of their receipts from Title IV programs.
A majority of KHE students are enrolled in certificate and associate’s degree programs. Revenue from certificate and associate’s degree programs is composed of a higher percentage of Title IV funds than is the case for revenue from KHE’s bachelor’s and other degree programs. KHE is taking various measures to reduce the percentage of its receipts attributable to Title IV funds, including modifying student payment options; emphasizing direct-pay and employer-paid education programs; encouraging students to evaluate carefully the amount of their Title IV borrowing; eliminating some programs; cash-matching; and developing and offering additional non-Title IV-eligible certificate preparation, professional development and continuing education programs. Kaplan has taken steps to ensure that revenue from programs acquired by a KHE campus is eligible to be counted in that campus’ 90/10 calculation. However, there can be no guarantee that the ED will not challenge the inclusion of revenue from any acquired program in KHE’s 90/10 calculations or will not issue an interpretation of the 90/10 rule that would exclude such revenue from the calculation. Absent the adoption of the changes mentioned above, and if current trends continue, management estimates that in 2015, three of the KHE Campuses’ OPEID units, representing approximately 2.6% of KHE’s 2014 revenues, could have a 90/10 ratio over 90%. As noted above, Kaplan is taking steps to address compliance with the 90/10 rule; however, there can be no guarantee that these measures will be adequate to prevent the 90/10 ratio at some or all schools from exceeding 90% in the future.

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
In the third quarter of 2014, Kaplan completed the sale of three of its schools in China that were previously included as part of Kaplan International. An additional school in China was sold in January 2015. Kaplan sold Kidum in August 2012, EduNeering in April 2012 and KLT in February 2012; therefore, the education division’s operating results exclude these businesses.
In recent years, Kaplan has formulated and implemented restructuring plans at its various businesses that have resulted in significant costs in the past three years, with the objective of establishing lower cost levels in future periods. Across all Kaplan businesses, restructuring costs of $16.8 million, $36.4 million and $45.2 million were recorded in 2014, 2013 and 2012, respectively, as follows:

	Year Ended December 31
(in thousands)	2014	2013	2012
Accelerated depreciation	$2,062	$16,856	$17,230
Lease obligation losses	1,750	9,351	9,794
Severance	5,075	6,289	14,349
Accelerated amortization of intangible assets	—	—	2,595
Software asset write-offs	7,689	—	—
Other	230	3,862	1,274
	$16,806	$36,358	$45,242
KHE incurred restructuring costs of $6.5 million, $19.5 million and $23.4 million in 2014, 2013 and 2012, respectively, primarily from accelerated depreciation and severance and lease obligations. These costs were incurred in connection with a plan announced in September 2012 for KHE to close or consolidate operations at 13 ground campuses, additional plans announced in 2014 to close five more campuses, along with plans to consolidate facilities and reduce its workforce.
In February 2015, Kaplan entered a Purchase and Sale Agreement with ECA to sell substantially all of the assets of its KHE Campuses business. The transaction is contingent upon certain regulatory and accrediting agency approvals and is expected to close in the second or third quarter of 2015. In addition, in the fourth quarter of 2014, Kaplan recorded a $13.6 million other long-lived asset impairment charge in connection with its KHE Campuses business.
Kaplan International incurred restructuring costs of $0.2 million, $5.8 million and $16.4 million in 2014, 2013 and 2012, respectively. These restructuring costs were largely in Australia and included lease obligations, accelerated depreciation and severance charges.
Total accrued restructuring costs at Kaplan were $12.7 million and $17.6 million at the end of each of 2014 and 2013, respectively.
In the second quarter of 2012, Kaplan International results benefited from a favorable $3.9 million out-of-period expense adjustment related to certain items in 2011 and 2010. With respect to this out-of-period expense adjustment, the Company has concluded that it was not material to the Company’s financial position or results of operations for 2014, 2013 and 2012 and the related interim periods, based on its consideration of quantitative and qualitative factors.

Cable.  Cable operations consist of cable systems offering video, data, voice and other services to subscribers in midwestern, western and southern states. The principal source of revenue is monthly subscription fees charged for services.
In November 2014, the Company announced a plan for the complete legal and structural separation of Cable ONE, Inc. from the Company (See Note 1).
Television Broadcasting.  Television broadcasting operations are conducted through five VHF television stations serving the Detroit, Houston, San Antonio, Orlando and Jacksonville television markets. All stations are network-affiliated (except for WJXT in Jacksonville), with revenues derived primarily from sales of advertising time.
In June 2014, the Company completed the sale of WPLG, a television station serving the Miami market. WPLG results are included in discontinued operations, net of tax, for all periods presented. The television broadcasting segment operating results have been reclassified to reflect this change.
Other Businesses. Other businesses includes the operating results of The Slate Group and Foreign Policy Group, which publish online and print magazines and websites; SocialCode, a marketing solutions provider helping companies with marketing on social-media platforms; Celtic, a provider of home health and hospice services; Forney, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications, acquired by the Company in August 2013; and Trove, a digital innovation team that builds products and technologies in the news space. In April 2014, Celtic acquired the assets of VNA-TIP Healthcare of Bridgeton, MO. On May 30, 2014, the Company acquired Joyce/Dayton Corp., a Dayton, OH-based manufacturer of screw jacks and other linear motion systems and on July 3, 2014, the Company acquired a majority interest in Residential Healthcare Group, Inc. (Residential), the parent company of Residential Home Health and Residential Hospice, leading providers of skilled home health care and hospice services in Michigan and Illinois.
Corporate Office.  Corporate office includes the expenses of the Company’s corporate office, a net pension credit and certain continuing obligations related to prior business dispositions.
Geographical Information.  The Company’s non-U.S. revenues in 2014, 2013 and 2012 totaled approximately $712 million, $658 million and $632 million, respectively, primarily from Kaplan’s operations outside the U.S. The Company’s long-lived assets in non-U.S. countries (excluding goodwill and other intangible assets), totaled approximately $58 million and $66 million at December 31, 2014 and 2013, respectively.

Company information broken down by operating segment and education division:

	Year Ended December 31
(in thousands)	2014	2013	2012
Operating Revenues
Education	$2,160,417	$2,163,734	$2,184,532
Cable	798,134	807,309	787,117
Television broadcasting	363,836	308,306	328,396
Other businesses	212,907	128,803	72,837
Corporate office	—	—	—
Intersegment elimination	(128)	(241)	(296)
	$3,535,166	$3,407,911	$3,372,586
Income (Loss) from Operations
Education	$65,463	$50,989	$(106,424)
Cable	178,722	169,735	154,581
Television broadcasting	187,833	145,192	162,131
Other businesses	(21,086)	(23,468)	(33,010)
Corporate office	(3,000)	(23,279)	(28,665)
	$407,932	$319,169	$148,613
Equity in Earnings of Affiliates, Net	100,370	13,215	14,086
Interest Expense, Net	(34,450)	(33,803)	(32,551)
Other Income (Expense), Net	853,259	(23,751)	(5,456)
Income from Continuing Operations before Income Taxes	$1,327,111	$274,830	$124,692
Depreciation of Property, Plant and Equipment
Education	$61,737	$89,622	$101,009
Cable	128,733	128,184	129,107
Television broadcasting	8,409	8,746	9,253
Other businesses	3,931	2,177	770
Corporate office	836	626	—
	$203,646	$229,355	$240,139
Amortization of Intangible Assets and Impairment of Goodwill and
Other Long-Lived Assets
Education	$24,941	$11,753	$127,876
Cable	181	220	211
Television broadcasting	32	—	—
Other businesses	10,516	3,416	3,016
Corporate office	—	—	—
	$35,670	$15,389	$131,103
Net Pension (Credit) Expense
Education	$15,418	$16,538	$11,584
Cable	3,585	3,708	2,540
Television broadcasting	1,355	3,961	5,046
Other businesses	748	610	169
Corporate office	(82,301)	(41,836)	(27,871)
	$(61,195)	$(17,019)	$(8,532)
Capital Expenditures
Education	$33,528	$45,421	$51,105
Cable	165,787	160,246	150,525
Television broadcasting	11,295	12,131	6,122
Other businesses	5,110	2,005	1,451
Corporate office	7,074	309	—
	$222,794	$220,112	$209,203
Asset information for the Company’s business segments is as follows:

	As of December 31
(in thousands)	2014	2013
Identifiable Assets
Education	$1,781,543	$1,921,037
Cable	1,253,764	1,215,320
Television broadcasting	305,426	383,251
Other businesses	518,807	171,539
Corporate office	524,627	371,484
	$4,384,167	$4,062,631
Investments in Marketable Equity Securities	193,793	487,156
Investments in Affiliates	19,811	15,754
Prepaid Pension Cost	1,152,488	1,245,505
Assets of Discontinued Operations	2,060	—
Total Assets	$5,752,319	$5,811,046

The Company’s education division comprises the following operating segments:

	Year Ended December 31
(in thousands)	2014	2013	2012
Operating Revenues
Higher education	$1,010,058	$1,080,908	$1,149,407
Test preparation	304,662	293,201	284,252
Kaplan international	840,915	783,588	741,826
Kaplan corporate and other	6,094	7,990	15,039
Intersegment elimination	(1,312)	(1,953)	(5,992)
	$2,160,417	$2,163,734	$2,184,532
Income (Loss) from Operations
Higher education	$83,069	$71,584	$27,245
Test preparation	(4,730)	4,118	(10,799)
Kaplan international	69,153	51,653	47,120
Kaplan corporate and other	(82,034)	(76,701)	(171,036)
Intersegment elimination	5	335	1,046
	$65,463	$50,989	$(106,424)
Depreciation of Property, Plant and Equipment
Higher education	$29,187	$43,892	$58,514
Test preparation	12,547	19,194	19,718
Kaplan international	19,297	16,154	20,975
Kaplan corporate and other	706	10,382	1,802
	$61,737	$89,622	$101,009
Amortization of Intangible Assets	$7,738	$8,503	$16,283
Impairment of Goodwill and Other Long-Lived Assets	$17,203	$3,250	$111,593
Pension Expense
Higher education	$10,514	$11,714	$7,943
Test preparation	2,888	2,674	2,007
Kaplan international	356	363	189
Kaplan corporate and other	1,660	1,787	1,445
	$15,418	$16,538	$11,584
Capital Expenditures
Higher education	$11,551	$10,879	$26,406
Test preparation	1,143	7,008	8,211
Kaplan international	20,802	27,472	16,728
Kaplan corporate and other	32	62	(240)
	$33,528	$45,421	$51,105
 Asset information for the Company’s education division is as follows:

	As of December 31
(in thousands)	2014	2013
Identifiable Assets
Higher education	$749,421	$859,208
Test preparation	167,055	173,435
Kaplan international	838,148	864,507
Kaplan corporate and other	26,919	23,887
	$1,781,543	$1,921,037

20.	SUMMARY OF QUARTERLY OPERATING RESULTS AND COMPREHENSIVE INCOME (UNAUDITED)
Quarterly results of operations and comprehensive income for the year ended December 31, 2014, is as follows:

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating Revenues
Education	$522,154	$542,964	$543,918	$551,381
Subscriber	191,128	187,723	183,161	184,035
Advertising	78,247	82,475	81,583	101,271
Other	45,012	61,249	90,209	88,656
	836,541	874,411	898,871	925,343
Operating Costs and Expenses
Operating	376,463	395,627	398,922	391,348
Selling, general and administrative	325,275	322,240	358,189	319,854
Depreciation of property, plant and equipment	53,217	51,989	53,074	45,366
Amortization of intangible assets	2,717	2,995	7,405	5,251
Impairment of intangible and other long-lived assets	—	—	—	17,302
	757,672	772,851	817,590	779,121
Income from Operations	78,869	101,560	81,281	146,222
Equity in earnings of affiliates, net	4,052	91,503	4,613	202
Interest income	599	641	529	367
Interest expense	(8,820)	(8,557)	(9,330)	(9,879)
Other income, net	133,273	268,114	64,526	387,346
Income from Continuing Operations Before Income Taxes	207,973	453,261	141,619	524,258
Provision for Income Taxes	77,400	78,600	58,200	191,900
Income from Continuing Operations	130,573	374,661	83,419	332,358
Income (Loss) from Discontinued Operations, Net of Tax	1,732	375,189	(6,980)	2,308
Net Income	132,305	749,850	76,439	334,666
Net Loss (Income) Attributable to Noncontrolling Interests	219	499	121	(256)
Net Income Attributable to Graham Holdings Company	132,524	750,349	76,560	334,410
Redeemable Preferred Stock Dividends	(426)	(212)	(209)	—
Net Income Attributable to Graham Holdings Company Common Stockholders	$132,098	$750,137	$76,351	$334,410

Amounts Attributable to Graham Holdings Company Common Stockholders
Income from continuing operations	$130,366	$374,948	$83,331	$332,102
Income (loss) from discontinued operations, net of tax	1,732	375,189	(6,980)	2,308
Net income attributable to Graham Holdings Company common stockholders	$132,098	$750,137	$76,351	$334,410

Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic income per common share from continuing operations	$17.62	$50.39	$14.38	$57.31
Basic income (loss) per common share from discontinued operations	0.23	50.41	(1.20)	0.40
Basic net income per common share	$17.85	$100.80	$13.18	$57.71

Diluted income per common share from continuing operations	$17.56	$50.22	$14.32	$57.01
Diluted income (loss) per common share from discontinued operations	0.23	50.26	(1.20)	0.40
Diluted net income per common share	$17.79	$100.48	$13.12	$57.41
Basic average number of common shares outstanding	7,275	7,284	5,671	5,678
Diluted average number of common shares outstanding	7,352	7,363	5,757	5,770
2014 Quarterly comprehensive income	$146,115	$593,463	$68,246	$240,005
The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Operations due to rounding and the reduction in shares outstanding as a result of the Berkshire exchange transaction that closed on June 30, 2014.

Quarterly results of operations and comprehensive income for the year ended December 31, 2013, is as follows:

(in thousands, except per share amount)	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter
Operating Revenues
Education	$524,639	$544,878	$543,599	$550,618
Subscriber	186,790	192,273	190,302	186,297
Advertising	69,122	79,898	73,549	87,692
Other	36,865	50,103	48,651	42,635
	817,416	867,152	856,101	867,242
Operating Costs and Expenses
Operating	374,516	392,500	393,010	372,471
Selling, general and administrative	333,894	318,731	327,062	331,814
Depreciation of property, plant and equipment	58,910	56,849	54,672	58,924
Amortization of intangible assets	3,362	2,950	2,468	3,359
Impairment of intangibles and other long-lived assets	—	—	—	3,250
	770,682	771,030	777,212	769,818
Income from Operations	46,734	96,122	78,889	97,424
Equity in earnings of affiliates, net	3,418	3,868	5,892	37
Interest income	510	522	642	590
Interest expense	(8,960)	(9,048)	(9,221)	(8,838)
Other (expense) income, net	(4,083)	(12,858)	8,110	(14,920)
Income from Continuing Operations Before Income Taxes	37,619	78,606	84,312	74,293
Provision for Income Taxes	15,800	31,700	29,900	24,100
Income from Continuing Operations	21,819	46,906	54,412	50,193
(Loss) Income from Discontinued Operations, Net of Tax	(16,560)	(1,772)	(23,988)	106,335
Net Income	5,259	45,134	30,424	156,528
Net Income Attributable to Noncontrolling Interests	(97)	(253)	(75)	(55)
Net Income Attributable to Graham Holdings Company	5,162	44,881	30,349	156,473
Redeemable Preferred Stock Dividends	(444)	(206)	(205)	—
Net Income Attributable to Graham Holdings Company Common Stockholders	$4,718	$44,675	$30,144	$156,473

Amounts Attributable to Graham Holdings Company Common Stockholders
Income from continuing operations	$21,278	$46,447	$54,132	$50,138
(Loss) income from discontinued operations, net of tax	(16,560)	(1,772)	(23,988)	106,335
Net income attributable to Graham Holdings Company common stockholders	$4,718	$44,675	$30,144	$156,473

Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic income per common share from continuing operations	$2.87	$6.26	$7.29	$6.79
Basic (loss) income per common share from discontinued operations	(2.23)	(0.24)	(3.22)	14.41
Basic net income per common share	$0.64	$6.02	$4.07	$21.20

Diluted income per common share from continuing operations	$2.87	$6.26	$7.28	$6.77
Diluted (loss) income per common share from discontinued operations	(2.23)	(0.24)	(3.23)	14.37
Diluted net income per common share	$0.64	$6.02	$4.05	$21.14
Basic average number of common shares outstanding	7,227	7,229	7,231	7,266
Diluted average number of common shares outstanding	7,266	7,283	7,337	7,347
2013 Quarterly comprehensive income	$29,129	$61,125	$37,533	$555,695
________________
(1) Other revenue and operating expenses of $29.9 million from the third quarter of 2013 have been revised to correctly present revenue on a net basis for certain third quarter contracts that were previously reported on a gross basis. The amounts did not impact net income, and the Company concluded that the amounts were not material to the Company’s consolidated financial statements.
The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Operations due to rounding.

Quarterly impact from certain items in 2014 and 2013 (after-tax and diluted EPS amounts):

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
•	Charges of $20.2 million in connection with early retirement program expense and related charges, restructuring charges and software asset write-offs at the education division and corporate office ($2.9 million, $6.7 million, $8.7 million and $1.9 million in the first, second, third and fourth quarters, respectively)	$(0.39)	$(0.90)	$(1.50)	$(0.33)
•	Intangible and other long-lived assets impairment charge of $11.2 million at Kaplan and other businesses				$(1.92)
•	Gain of $249.8 million from the sale of Classified Ventures				$42.89
•	Gain of $58.2 million from the Classified Ventures' sale of apartments.com		$7.80
•	Gain of $266.7 million from the Berkshire exchange transaction		$35.73
•	Gain of $81.8 million on the sale of the corporate headquarters building	$11.13
•	Gain of $48.2 million from the sale of wireless licenses at the cable division			$8.29
•	Losses, net, of $7.1 million for non-operating unrealized foreign currency (losses) gains ($3.2 million gain, $1.9 million gain, $6.8 million loss and $5.5 million loss in the first, second, third and fourth quarters, respectively)	$0.44	$0.25	$(1.16)	$(0.94)

2013
•	Charges of $25.3 million in connection with severance and restructuring at the education division ($6.1 million, $3.9 million, $3.1 million and $12.2 million in the first, second, third and fourth quarters, respectively)	$(0.85)	$(0.54)	$(0.42)	$(1.66)
•	Intangible and other long-lived assets impairment charge of $3.2 million at Kaplan				$(0.44)
•	Write-down of marketable equity security of $6.7 million				$(0.91)
•	Losses, net, of $8.6 million for non-operating unrealized foreign currency (losses) gains ($3.0 million loss, $8.1 million loss, $5.0 million gain and $2.6 million loss in the first, second, third and fourth quarters, respectively)	$(0.41)	$(1.11)	$0.69	$(0.35)

GRAHAM HOLDINGS COMPANY
FIVE-YEAR SUMMARY OF SELECTED HISTORICAL FINANCIAL DATA
See Notes to Consolidated Financial Statements for the summary of significant accounting policies and additional information relative to the years 2012–2014 and refer to Note 3 for discussion of discontinued operations.

(in thousands, except per share amounts)	2014	2013	2012	2011	2010
Results of Operations
Operating revenues	$3,535,166	$3,407,911	$3,372,586	$3,453,127	$3,861,300
Income from operations	407,932	319,169	148,613	314,274	581,867
Income from continuing operations	921,011	173,330	51,292	137,845	341,623
Net income attributable to Graham Holdings Company common stockholders	1,292,996	236,010	131,218	116,233	277,192
Per Share Amounts
Basic earnings per common share attributable to Graham Holdings Company common stockholders
Income from continuing operations	$139.44	$23.39	$6.40	$17.32	$38.18
Net income	195.81	32.10	17.39	14.70	31.06
Diluted earnings per common share attributable to Graham Holdings Company common stockholders
Income from continuing operations	$138.88	$23.36	$6.40	$17.32	$38.16
Net income	195.03	32.05	17.39	14.70	31.04
Weighted average shares outstanding:
Basic	6,470	7,238	7,360	7,826	8,869
Diluted	6,559	7,333	7,404	7,905	8,931
Cash dividends per common share	$10.20	$—	$19.60	$9.40	$9.00
Graham Holdings Company common stockholders’ equity per common share	$541.54	$446.73	$348.17	$342.76	$343.47
Financial Position
Working capital	$639,911	$768,278	$327,476	$250,069	$353,621
Total assets	5,752,319	5,811,046	5,015,069	5,016,986	5,158,637
Long-term debt	399,545	447,608	453,384	452,229	396,650
Graham Holdings Company common stockholders’ equity	3,140,299	3,300,067	2,586,028	2,601,896	2,814,364
Impact from certain items included in income from continuing operations (after-tax and diluted EPS amounts):
2014

•
charges of $20.2 million ($3.05 per share) related to early retirement program expense and related charges, restructuring charges and software asset write-offs at the education division and corporate office

•	intangible and other long-lived assets impairment charge of $11.2 million ($1.69 per share) at the education division and other business

•	gain from the sale of Classified Ventures of $249.8 million ($37.68 per share)

•	$58.2 million ($8.78 per share) gain from the Classified Ventures’ sale of apartments.com

•	gain from the Berkshire exchange transaction of $266.7 million ($40.23 per share)

•	$81.8 million ($12.34 per share) gain on the sale of the corporate headquarters building

•	gain from the sale of wireless licenses of $48.2 million ($7.27 per share) at the cable division

•	losses, net, of $7.1 million ($1.08 per share) from non-operating unrealized foreign currency losses
2013

•	charges of $25.3 million ($3.46 per share) related to severance and restructuring at the education division

•	intangible assets impairment charge of $3.2 million ($0.44 per share) at the education division

•	write-down of a marketable equity security of $6.7 million ($0.91 per share)

•	losses, net, of $8.6 million ($1.17 per share) from non-operating unrealized foreign currency losses
2012

•	goodwill and other long-lived assets impairment charge of $81.9 million ($11.33 per share) at KTP

•	charges of $32.9 million ($4.53 per share) related to severance and restructuring at the education division

•	write-down of a marketable equity security of $11.2 million ($1.54 per share)

•	$3.7 million ($0.48 per share) gain on sale of cost method investment

•	gains, net, of $2.0 million ($0.27 per share) from non-operating unrealized foreign currency gains
2011

•	charges of $17.9 million ($2.26 per share) related to severance and restructuring at the education division

•	impairment charge at one of the Company’s affiliates of $5.7 million ($0.72 per share)

•	write-down of a marketable equity security of $34.6 million ($4.34 per share)

•	losses, net, of $2.1 million ($0.26 per share) from non-operating unrealized foreign currency losses
2010

•	charges of $24.2 million ($2.83 per share) related to severance and restructuring

•	gains, net, of $4.2 million ($0.47 per share) from non-operating unrealized foreign currency gains

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.1
Graham Holdings Company 2012 Incentive Compensation Plan, as amended and restated effective November 29, 2013 (incorporated by reference to Exhibit 10.1 to Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).*

10.2
Washington Post Company Stock Option Plan as amended and restated effective May 31, 2003 (incorporated by reference to Exhibit 10.1 to The Washington Post Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003).*

10.3
Graham Holdings Company Supplemental Executive Retirement Plan as amended and restated effective December 10, 2013 (incorporated by reference to Exhibit 10.3 to Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).*

10.4	Amendment No. 1 to Graham Holdings Company Supplemental Executive Retirement Plan, effective March 31, 2014.
10.5
Graham Holdings Company Deferred Compensation Plan as amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.4 to Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).*

10.6	Letter Agreement between the Company and Timothy J. O’Shaughnessy, dated October 20, 2014.*
21	List of subsidiaries of the Company.
23	Consent of independent registered public accounting firm.
24	Power of attorney dated February 19, 2015.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.
101
The following financial information from Graham Holdings Company Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Balance Sheets as of December 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Changes in Common Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

___________________________________________
*A management contract or compensatory plan or arrangement required to be included as an exhibit hereto pursuant to Item 15(b) of Form 10-K.