Form 10-Q
period 2015-03-31
Graham Holdings Co
filed 2015-05-11
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2015
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
Shares outstanding at May 1, 2015:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 4,869,463 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31

(in thousands, except per share amounts)	2015	2014
Operating Revenues
Education	$500,602	$522,154
Subscriber	187,597	191,128
Advertising	74,027	78,247
Other	83,922	45,012
	846,148	836,541
Operating Costs and Expenses
Operating	383,077	376,463
Selling, general and administrative	353,202	325,275
Depreciation of property, plant and equipment	58,545	53,217
Amortization of intangible assets	4,769	2,717
	799,593	757,672
Income from Operations	46,555	78,869
Equity in (losses) earnings of affiliates, net	(404)	4,052
Interest income	559	599
Interest expense	(8,521)	(8,820)
Other (expense) income, net	(1,105)	133,273
Income from Continuing Operations Before Income Taxes	37,084	207,973
Provision for Income Taxes	14,500	77,400
Income from Continuing Operations	22,584	130,573
(Loss) Income from Discontinued Operations, Net of Tax	(784)	1,732
Net Income	21,800	132,305
Net (Income) Loss Attributable to Noncontrolling Interests	(774)	219
Net Income Attributable to Graham Holdings Company	21,026	132,524
Redeemable Preferred Stock Dividends	(420)	(426)
Net Income Attributable to Graham Holdings Company Common Stockholders	$20,606	$132,098
Amounts Attributable to Graham Holdings Company Common Stockholders
Income from continuing operations	$21,390	$130,366
(Loss) income from discontinued operations, net of tax	(784)	1,732
Net income attributable to Graham Holdings Company common stockholders	$20,606	$132,098
Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic income per common share from continuing operations	$3.64	$17.62
Basic (loss) income per common share from discontinued operations	(0.13)	0.23
Basic net income per common share	$3.51	$17.85
Basic average number of common shares outstanding	5,704	7,275
Diluted income per common share from continuing operations	$3.62	$17.56
Diluted (loss) income per common share from discontinued operations	(0.14)	0.23
Diluted net income per common share	$3.48	$17.79
Diluted average number of common shares outstanding	5,791	7,352

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31
(in thousands)	2015	2014
Net Income	$21,800	$132,305
Other Comprehensive (Loss) Income, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	(12,088)	746
Adjustment for sale of a business with foreign operations	(41)	—
	(12,129)	746
Unrealized (losses) gains on available-for-sale securities:
Unrealized (losses) gains for the period, net	(8,878)	27,738
Reclassification adjustment for write-down and realization of loss on sale of available-for-sale securities included in net income	—	785
	(8,878)	28,523
Pension and other postretirement plans:
Amortization of net prior service cost (credit) included in net income	69	(102)
Amortization of net actuarial loss (gain) included in net income	629	(7,182)
	698	(7,284)
Cash flow hedge gain	179	172
Other Comprehensive (Loss) Income, Before Tax	(20,130)	22,157
Income tax benefit (expense) related to items of other comprehensive (loss) income	3,202	(8,566)
Other Comprehensive (Loss) Income, Net of Tax	(16,928)	13,591
Comprehensive Income	4,872	145,896
Comprehensive (income) loss attributable to noncontrolling interests	(774)	219
Total Comprehensive Income Attributable to Graham Holdings Company	$4,098	$146,115

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$619,367	$772,751
Restricted cash	31,559	24,898
Investments in marketable equity securities and other investments	214,980	226,752
Accounts receivable, net	495,631	571,357
Deferred income taxes	4,215	934
Inventories and contracts in progress	11,634	11,309
Other current assets	91,202	81,462
Current assets held for sale (includes $0 and $1,235 of cash, respectively)	17,498	1,240
Total Current Assets	1,486,086	1,690,703
Property, Plant and Equipment, Net	823,376	860,829
Investments in Affiliates	36,120	19,811
Goodwill, Net	1,314,351	1,348,710
Indefinite-Lived Intangible Assets, Net	510,966	516,753
Amortized Intangible Assets, Net	90,854	96,947
Prepaid Pension Cost	1,164,001	1,152,488
Deferred Charges and Other Assets	65,691	65,258
Noncurrent Assets Held for Sale	33,945	820
Total Assets	$5,525,390	$5,752,319

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$414,155	$464,342
Income taxes payable	11,235	128,895
Deferred revenue	376,124	410,146
Dividends declared	15,645	—
Short-term borrowings	5,171	46,375
Current liabilities held for sale	25,850	1,034
Total Current Liabilities	848,180	1,050,792
Postretirement Benefits Other Than Pensions	37,269	37,962
Accrued Compensation and Related Benefits	240,089	244,082
Other Liabilities	82,539	91,789
Deferred Income Taxes	755,014	754,960
Long-Term Debt	399,645	399,545
Noncurrent Liabilities Held for Sale	8,085	—
Total Liabilities	2,370,821	2,579,130
Redeemable Noncontrolling Interest	22,694	21,904
Redeemable Preferred Stock	10,510	10,510
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	302,205	303,789
Retained earnings	5,998,241	6,008,506
Accumulated other comprehensive income, net of tax
Cumulative foreign currency translation adjustment	(3,581)	8,548
Unrealized gain on available-for-sale securities	46,804	52,130
Unrealized gain on pensions and other postretirement plans	393,329	392,910
Cash flow hedge	—	(108)
Cost of Class B common stock held in treasury	(3,635,633)	(3,645,476)
Total Common Stockholders’ Equity	3,121,365	3,140,299
Noncontrolling Interests	—	476
Total Equity	3,121,365	3,140,775
Total Liabilities and Equity	$5,525,390	$5,752,319

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
(in thousands)	2015	2014
Cash Flows from Operating Activities
Net Income	$21,800	$132,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	58,545	54,124
Amortization of intangible assets	4,769	3,081
Net pension benefit	(11,432)	(16,600)
Early retirement program expense	—	4,490
Foreign exchange loss (gain)	6,827	(5,037)
Net gain on sale and disposition of businesses	(5,240)	—
Equity in losses (earnings) of affiliates, net of distributions	594	(4,052)
(Benefit) provision for deferred income taxes	(114)	4,660
Net loss (gain) on sale or write-down of property, plant and equipment	475	(127,259)
Change in assets and liabilities:
(Increase) decrease in restricted cash	(7,340)	31,734
Decrease in accounts receivable, net	59,741	23,498
Decrease in accounts payable and accrued liabilities	(28,337)	(90,245)
(Decrease) increase in deferred revenue	(11,621)	25,739
(Decrease) increase in income taxes payable	(117,452)	73,236
Increase in other assets and other liabilities, net	(17,358)	(10,198)
Other	272	145
Net Cash (Used in) Provided by Operating Activities	(45,871)	99,621
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(47,595)	(59,128)
Purchases of commercial paper, marketable equity securities and other investments	(905)	(101,241)
Net (payments) proceeds from sales of businesses, property, plant and equipment and other assets	(4,331)	157,314
Investments in certain businesses, net of cash acquired	—	(5,608)
Net Cash Used in Investing Activities	(52,831)	(8,663)
Cash Flows from Financing Activities
Repayments of borrowings	(39,343)	(9)
Dividends paid	(15,645)	(19,051)
Other	4,606	28
Net Cash Used in Financing Activities	(50,382)	(19,032)
Effect of Currency Exchange Rate Change	(5,535)	1,188
Net (Decrease) Increase in Cash and Cash Equivalents	(154,619)	73,114
Beginning Cash and Cash Equivalents	773,986	569,719
Ending Cash and Cash Equivalents	$619,367	$642,833

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS
Graham Holdings Company (the Company), is a diversified education and media company. The Company’s Kaplan subsidiary provides a wide variety of educational services, both domestically and outside the United States. The Company’s media operations comprise the ownership and operation of cable systems and television broadcasting (through the ownership and operation of five television broadcast stations). The Company's other business operations include home health and hospice services and manufacturing.
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
On February 12, 2015, Kaplan entered into a Purchase and Sale Agreement with Education Corporation of America (ECA) to sell substantially all of the assets of its KHE Campuses business, consisting of 38 nationally accredited ground campuses and certain related assets, in exchange for a preferred equity interest in ECA. The transaction is contingent upon certain regulatory and accrediting agency approvals and is expected to close in the third quarter of 2015.
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three months ended March 31, 2015 and 2014 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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
Revision of Prior Period Amounts – During the preparation of the 2014 financial statements, the Company concluded that its Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014, that was previously included in the Company's quarterly reports, should be revised to correct the impact of accounts payable and accrued expenses related to capital expenditures. The Company revised its Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014 to properly eliminate noncash capital expenditures. The result of this correction for the three months ended March 31, 2014, was an increase in net cash used in investing activities of $22.6 million, with an offsetting increase recorded to net cash provided by operating activities during the same period.

Management has concluded that this error is not material to the previously issued Condensed Consolidated Financial Statements, and, as a result, the Company has revised the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014. There was no impact on the previously reported total cash and cash equivalents, Condensed Consolidated Balance Sheet or Condensed Consolidated Statement of Operations.
As detailed below, these revisions impacted the following consolidated cash flow items:

	Three Months Ended March 31, 2014
	As
	Previously		As
(in thousands)	Reported	Revision	Revised
Cash Flows from Operating Activities
Decrease in Accounts Payable and Accrued Liabilities	$(112,811)	$22,566	$(90,245)
Net Cash Provided by Operating Activities	77,055	22,566	99,621

Cash Flows from Investing Activities
Purchases of Property, Plant and Equipment	$(36,562)	$(22,566)	$(59,128)
Net Cash Provided by (Used in) Investing Activities	13,903	(22,566)	(8,663)
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
Recently Adopted and Issued Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (FASB) issued comprehensive new guidance that supersedes all existing revenue recognition guidance. The new guidance requires revenue to be recognized when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The new guidance also significantly expands the disclosure requirements for revenue recognition. This guidance is effective for interim and fiscal years beginning after December 15, 2016. Early adoption is not permitted. The standard permits two implementation approaches, one requiring retrospective application of the new guidance with a restatement of prior years and one requiring prospective application of the new guidance with disclosure of results under the old guidance. The Company is in the process of evaluating the impact of this new guidance on its Consolidated Financial Statements and believes such evaluation will extend over several future periods because of the significance of the changes to the Company’s policies and business processes.
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
2. DISCONTINUED OPERATIONS
In the third quarter of 2014, Kaplan completed the sale of three of its schools in China that were previously included as part of Kaplan International. An additional school in China was sold by Kaplan in January of 2015 which resulted in a pre-tax loss of $0.7 million.
On June 30, 2014, the Company and Berkshire Hathaway Inc. completed a transaction, as described in Note 4, in which Berkshire acquired a wholly-owned subsidiary of the Company that included, among other things, WPLG, a Miami-based television station.
The results of operations of the schools in China and WPLG are included in the Company’s Condensed Consolidated Statements of Operations as Income (Loss) from Discontinued Operations, Net of Tax, for all periods presented. The Company did not reclassify its Statements of Cash Flows or prior Condensed Consolidated Balance Sheets to reflect the various discontinued operations.
In the first quarter of 2014, an after-tax adjustment of $3.0 million was made to reduce the $100.0 million after-tax gain on the sale of the Publishing Subsidiaries previously reported in the fourth quarter of 2013, as a result of changes in estimates related to liabilities retained as part of the sale.

The summarized (loss) income from discontinued operations, net of tax, is presented below:

	Three Months Ended March 31

(in thousands)	2015	2014
Operating revenues	$—	$20,294
Operating costs and expenses	—	(13,494)
Income from discontinued operations	—	6,800
Provision from income taxes	—	2,026
Net Income from Discontinued Operations	—	4,774
Loss on sales of discontinued operations	(732)	(4,737)
Expense (benefit) from income taxes on sales of discontinued operations	52	(1,695)
(Loss) Income from Discontinued Operations, Net of Tax	$(784)	$1,732
3. INVESTMENTS
As of March 31, 2015 and December 31, 2014, the Company had commercial paper and money market investments of $449.4 million and $594.3 million, respectively, that are classified as cash, cash equivalents and restricted cash in the Company's Condensed Consolidated Balance Sheets.
Investments in marketable equity securities comprised the following:

	As of
	March 31, 2015	December 31, 2014
(in thousands)
Total cost	$106,909	$106,909
Net unrealized gains	78,006	86,884
Total Fair Value	$184,915	$193,793
There were no new investments in marketable equity securities during the first three months of 2015 and 2014. There were no sales of marketable equity securities in the first three months of 2015. During the first three months of 2014, the proceeds from sales of marketable securities were $4.2 million, of which $0.4 million settled in April 2014, and net realized losses from such sales were $0.3 million.
As of March 31, 2014, the Company's investment in Corinthian Colleges, Inc., a publicly traded company, was in an unrealized loss position and the Company concluded that the loss was other-than-temporary and recorded a $0.5 million write-down of the investment in the first quarter of 2014.
As of March 31, 2015, the Company held a 40% interest in Residential Home Health Illinois, a 42.5% interest in Residential Hospice Illinois, a 40% interest in the joint venture formed between Celtic Healthcare and Allegheny Health Network (AHN) and interests in several other affiliates (see Note 4).
4. ACQUISITIONS, DISPOSITIONS, EXCHANGES AND OTHER
Acquisitions.  In the first three months of 2015, the Company did not make any acquisitions. In the first three months of 2014, the Company acquired one small business included in its education division; the purchase price allocation comprised goodwill.
On April 1, 2014, Celtic Healthcare acquired VNA-TIP Healthcare, a provider of home health and hospice services in Missouri and Illinois. On May 30, 2014, the Company completed its acquisition of Joyce/Dayton Corp., a Dayton, OH-based manufacturer of screw jacks and other linear motion systems. On July 3, 2014, the Company completed its acquisition of an 80% interest in Residential Healthcare Group, Inc., the parent company of Residential Home Health and Residential Hospice, providers of skilled home health care and hospice services in Michigan and Illinois. Residential Healthcare Group, Inc. has a 40% ownership interest in Residential Home Health Illinois and a 42.5% ownership interest in Residential Hospice Illinois, which are accounted for as investments in affiliates. The operating results of these businesses are included in other businesses.

Dispositions. In the third quarter of 2014, Kaplan completed the sale of three of its schools in China that were previously included as part of Kaplan International. In January 2015, Kaplan completed the sale of an additional school in China.
On February 12, 2015, Kaplan entered into a Purchase and Sale Agreement with Education Corporation of America (ECA) to sell substantially all of the assets of its KHE Campuses business, consisting of 38 nationally accredited ground campuses and certain related assets, in exchange for a preferred equity interest in ECA. KHE Campuses schools that have been closed or are in the process of closing are not included in the sale transaction. The transaction is contingent upon certain regulatory and accrediting agency approvals and is expected to close in the third quarter of 2015. The KHE Campuses business disposal group is reported in assets held for sale at March 31, 2015. The revenue and operating losses related to schools that are being sold as part of the ECA transaction are as follows:

	Three Months Ended
	March 31
(in thousands)	2015	2014
Revenue	$61,087	$69,058
Operating loss	$(3,014)	$(2,976)
The carrying amounts of the major classes of assets and liabilities held for sale at March 31, 2015 are as follows:

As of
(in thousands)	March 31, 2015
Restricted cash	$679
Accounts receivable, net	11,452
Other current assets	5,367
Current Assets Held for Sale	$17,498
Property, plant and equipment, net	$18,789
Goodwill, net	7,526
Indefinite-lived intangible assets	1,092
Amortized intangible assets, net	5,787
Deferred charges and other assets	751
Noncurrent Assets Held for Sale	$33,945
Accounts payable and accrued liabilities	$13,175
Deferred revenue	12,675
Current Liabilities Held for Sale	$25,850
Other liabilities	$8,085
Noncurrent Liabilities Held for Sale	$8,085
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
Other. In January 2015, Celtic and AHN closed on the formation of a joint venture to combine each other’s home health and hospice assets in the western Pennsylvania region. Although Celtic manages the operations of the joint venture, Celtic holds a 40% interest in the joint venture, so the operating results of the joint venture are not consolidated and the pro rata operating results are included in the Company’s equity in earnings of affiliates. Celtic’s revenues from the western Pennsylvania region that are now part of the joint venture made up 29% of total Celtic revenues in 2014.
The Company’s income from continuing operations excludes the sold Kaplan China schools and WPLG, which have been reclassified to discontinued operations, net of tax (see Note 2).

5. GOODWILL AND OTHER INTANGIBLE ASSETS
Amortization of intangible assets for the three months ended March 31, 2015 and 2014 was $4.8 million and $2.7 million, respectively. Amortization of intangible assets is estimated to be approximately $13 million for the remainder of 2015, $17 million in 2016, $14 million in 2017, $13 million in 2018, $12 million in 2019 and $22 million thereafter.
The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Cable	Television Broadcasting	Other Businesses	Total
Balance as of December 31, 2014
Goodwill	$1,057,226	$85,488	$168,345	$145,992	$1,457,051
Accumulated impairment losses	(102,259)	—	—	(6,082)	(108,341)
	954,967	85,488	168,345	139,910	1,348,710
Dispositions	—	—	—	(7,614)	(7,614)
Reclassification to assets held for sale	(7,526)	—	—	—	(7,526)
Foreign currency exchange rate changes	(19,219)	—	—	—	(19,219)
Balance as of March 31, 2015
Goodwill	1,030,481	85,488	168,345	138,378	1,422,692
Accumulated impairment losses	(102,259)	—	—	(6,082)	(108,341)
	$928,222	$85,488	$168,345	$132,296	$1,314,351
The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Higher Education	Test Preparation	Kaplan International	Total
Balance as of December 31, 2014
Goodwill	$409,884	$166,098	$481,244	$1,057,226
Accumulated impairment losses	—	(102,259)	—	(102,259)
	409,884	63,839	481,244	954,967
Reclassification to assets held for sale	(7,526)	—	—	(7,526)
Foreign currency exchange rate changes	(169)	—	(19,050)	(19,219)
Balance as of March 31, 2015
Goodwill	402,189	166,098	462,194	1,030,481
Accumulated impairment losses	—	(102,259)	—	(102,259)
	$402,189	$63,839	$462,194	$928,222
Other intangible assets consist of the following:

		As of March 31, 2015			As of December 31, 2014
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Noncompete agreements	2–5 years	$1,680	$1,070	$610	$2,500	$1,590	$910
Student and customer relationships	2–10 years	103,480	49,503	53,977	104,685	47,539	57,146
Databases and technology	3–5 years	10,518	9,024	1,494	10,501	8,827	1,674
Trade names and trademarks	2–10 years	54,281	20,812	33,469	55,452	19,724	35,728
Other	1–25 years	6,317	5,013	1,304	8,969	7,480	1,489
		$176,276	$85,422	$90,854	$182,107	$85,160	$96,947
Indefinite-Lived Intangible Assets
Franchise agreements		$496,321			$496,321
Licensure and accreditation		994			6,781
Other		13,651			13,651
		$510,966			$516,753

6. DEBT
The Company’s borrowings consist of the following:

	As of
	March 31, 2015	December 31, 2014
(in thousands)
7.25% unsecured notes due February 1, 2019	$398,411	$398,308
AUD Revolving credit borrowing	—	40,927
Other indebtedness	6,405	6,685
Total Debt	404,816	445,920
Less: current portion	(5,171)	(46,375)
Total Long-Term Debt	$399,645	$399,545
The Company’s other indebtedness at March 31, 2015 and December 31, 2014 is at interest rates from 0% to 6% and matures from 2015 to 2017.
On March 9, 2015, the Company repaid the AUD 50 million borrowed under its revolving credit facility. On the same day, the AUD 50 million interest rate swap agreements matured.
During the three months ended March 31, 2015 and 2014, the Company had average borrowings outstanding of approximately $435.8 million and $451.2 million, respectively, at average annual interest rates of approximately 7.1% and 7.0%, respectively. During the three months ended March 31, 2015 and 2014, the Company incurred net interest expense of $8.0 million and $8.2 million, respectively.
At March 31, 2015, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $451.3 million, compared with the carrying amount of $398.4 million. At December 31, 2014, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $450.3 million, compared with the carrying amount of $398.3 million. The carrying value of the Company’s other unsecured debt at March 31, 2015 approximates fair value.

7. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of March 31, 2015
(in thousands)	Level 1	Level 2	Total
Assets
Money market investments (1)	$—	$227,485	$227,485
Commercial paper (2)	221,962	—	221,962
Marketable equity securities (3)	184,915	—	184,915
Other current investments (4)	9,917	20,148	30,065
Total Financial Assets	$416,794	$247,633	$664,427
Liabilities
Deferred compensation plan liabilities (5)	$—	$69,836	$69,836
7.25% unsecured notes (6)	—	451,256	451,256
Total Financial Liabilities	$—	$521,092	$521,092

	As of December 31, 2014
(in thousands)	Level 1	Level 2	Total
Assets
Money market investments (1)	$—	$368,131	$368,131
Commercial paper (2)	226,197	—	226,197
Marketable equity securities (3)	193,793	—	193,793
Other current investments (4)	11,788	21,171	32,959
Total Financial Assets	$431,778	$389,302	$821,080
Liabilities
Deferred compensation plan liabilities (5)	$—	$70,661	$70,661
7.25% unsecured notes (6)	—	450,344	450,344
AUD revolving credit borrowing (6)	—	40,927	40,927
Interest rate swap (7)	—	179	179
Total Financial Liabilities	$—	$562,111	$562,111
____________

(1)	The Company’s money market investments are included in cash, cash equivalents and restricted cash.

(2)	The Company's commercial paper investments with original maturities of 90 days or less are included in cash and cash equivalents.

(3)	The Company’s investments in marketable equity securities are classified as available-for-sale.

(4)	Includes U.S. Government Securities, corporate bonds, mutual funds and time deposits.

(5)
Includes Graham Holdings Company's Deferred Compensation Plan and supplemental savings plan benefits under the Graham Holdings Company's Supplemental Executive Retirement Plan, which are included in accrued compensation and related benefits. These plans measure the market value of a participant's balance in a notional investment account that is comprised primarily of mutual funds, which are based on observable market prices. However, since the deferred compensation obligations are not exchanged in an active market, they are classified as Level 2 in the fair value hierarchy. Realized and unrealized gains (losses) on deferred compensation are included in operating income.

(6)
See Note 6 for carrying amount of these notes and borrowing. The fair value of long-term debt is determined based on a number of observable inputs, including the current market activity of the Company’s publicly traded notes, trends in investor demands and market values of comparable publicly traded debt.

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
The following reflects the Company's income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended March 31
(in thousands, except per share amounts)	2015	2014
Numerator:
Numerator for basic earnings per share:
Income from continuing operations attributable to Graham Holdings Company common stockholders	$21,390	$130,366
Less: Dividends-common stock outstanding and unvested restricted shares	(30,870)	(37,675)
Undistributed (losses) earnings	(9,480)	92,691
Percent allocated to common stockholders(1)	100.00%	98.33%
	(9,480)	91,141
Add: Dividends-common stock outstanding	30,228	37,044
Numerator for basic earnings per share	$20,748	$128,185
Add: Additional undistributed earnings due to dilutive stock options	—	5
Numerator for diluted earnings per share	$20,748	$128,190
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	5,704	7,275
Add: Effect of dilutive stock options	33	26
Denominator for diluted earnings per share	5,737	7,301
Graham Holdings Company Common Stockholders:
Basic earnings per share from continuing operations	$3.64	$17.62
Diluted earnings per share from continuing operations	$3.62	$17.56
____________

(1)	Percent of undistributed losses allocated to common stockholders is 100% in the first quarter of 2015 as participating securities are not contractually obligated to share in losses.
Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended March 31
(in thousands)	2015	2014
Weighted average restricted stock	54	51
The diluted earnings per share amounts for the three months ended March 31, 2015 exclude the effects of 50,000 stock options outstanding as their inclusion would have been antidilutive. The diluted earnings per share amounts for the three months ended March 31, 2014 exclude the effects of 5,000 stock options outstanding as their inclusion would have been antidilutive. The diluted earnings per share amounts for the three months ended March 31, 2015 exclude the effects of 5,850 restricted stock awards as their inclusion would have been antidilutive. The diluted earnings per share amounts for the three months ended March 31, 2014 exclude the effects of 5,550 restricted stock awards, as their inclusion would have been antidilutive.
The Company declared regular dividends totaling $5.30 and $5.10 for the three months ended March 31, 2015 and March 31, 2014, respectively.

9. PENSION AND POSTRETIREMENT PLANS
Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans, including a portion included in discontinued operations, consists of the following components:

	Three Months Ended March 31
(in thousands)	2015	2014
Service cost	$7,252	$7,537
Interest cost	12,780	13,082
Expected return on assets	(31,545)	(30,263)
Amortization of prior service cost	81	82
Recognized actuarial gain	—	(7,038)
Net Periodic Benefit	(11,432)	(16,600)
Early retirement programs expense	—	4,490
Total Benefit	$(11,432)	$(12,110)
For the three months ended March 31, 2014, the net periodic benefit for the Company's pension plans, as reported above, includes costs of $0.1 million reported in discontinued operations.
In the first quarter of 2014, the Company recorded $4.5 million related to a Separation Incentive Program for certain Corporate employees, which is being funded from the assets of the Company's pension plan.
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP), including a portion included in discontinued operations, consists of the following components:

	Three Months Ended March 31
(in thousands)	2015	2014
Service cost	$509	$373
Interest cost	1,135	1,085
Amortization of prior service cost	114	12
Recognized actuarial loss	878	375
Net Periodic Cost	$2,636	$1,845
For the three months ended March 31, 2014, the net periodic cost for the Company's SERP, as reported above, includes costs of $0.1 million reported in discontinued operations.
Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plan were allocated as follows:

	As of
	March 31, 2015	December 31, 2014

U.S. equities	55%	59%
U.S. fixed income	12%	13%
International equities	33%	28%
	100%	100%
Essentially all of the assets are actively managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both of these managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval by the Plan administrator. As of March 31, 2015, the managers can invest no more than 24% of the assets in international stocks, at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities. None of the assets is managed internally by the Company.
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

The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of March 31, 2015. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At March 31, 2015, the pension plan held common stock in one investment that exceeded 10% of total plan assets, valued at $646.5 million, or 25% of total plan assets. At December 31, 2014, the pension plan held common stock in two investments that exceeded 10% of total plan assets, valued at $730.6 million, or 30% of total plan assets. At March 31, 2015 and December 31, 2014, the pension plan held investments in one foreign country that exceeded 10% of total plan assets. These investments were valued at $648.7 million and $468.0 million at March 31, 2015 and December 31, 2014, respectively, or approximately 25% and 19%, respectively, of total plan assets.
Other Postretirement Plans. The total cost arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended March 31
(in thousands)	2015	2014
Service cost	$333	$375
Interest cost	325	362
Amortization of prior service credit	(126)	(196)
Recognized actuarial gain	(249)	(519)
Net Periodic Cost	$283	$22
10. OTHER NON-OPERATING (EXPENSE) INCOME
A summary of non-operating (expense) income is as follows:

	Three Months Ended March 31
(in thousands)	2015	2014
Foreign currency (loss) gain, net	$(6,827)	$5,037
Gain on formation of joint venture	5,972	—
Gain on sale of headquarters building	—	127,670
Losses on sales or write-down of marketable equity securities	—	(785)
Other, net	(250)	1,351
Total Other Non-Operating (Expense) Income	$(1,105)	$133,273
In January 2015, Celtic contributed assets to a joint venture entered into with AHN in exchange for a 40% equity interest, resulting in the Company recording a $6.0 million gain (see Note 4). The Company used an income and market approach to value the equity interest. The measurement of the equity interest in the joint venture is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value.
On March 27, 2014, the Company completed the sale of its headquarters building for $158 million. In connection with the sale, the Company recorded a $127.7 million pre-tax gain.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME
The other comprehensive (loss) income consists of the following components:

	Three Months Ended March 31
	2015			2014
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(12,088)	$—	$(12,088)	$746	$—	$746
Adjustment for sale of a business with foreign operations	(41)	—	(41)	—	—	—
	(12,129)	—	(12,129)	746	—	746
Unrealized (losses) gains on available-for-sale securities:
Unrealized (losses) gains for the period, net	(8,878)	3,552	(5,326)	27,738	(11,096)	16,642
Reclassification adjustment for write-down and realization of loss on sale of available-for-sale securities included in net income	—	—	—	785	(314)	471
	(8,878)	3,552	(5,326)	28,523	(11,410)	17,113
Pension and other postretirement plans:
Amortization of net prior service cost (credit) included in net income	69	(27)	42	(102)	40	(62)
Amortization of net actuarial loss (gain) included in net income	629	(252)	377	(7,182)	2,873	(4,309)
	698	(279)	419	(7,284)	2,913	(4,371)
Cash flow hedge:
Gain for the period	179	(71)	108	172	(69)	103
Other Comprehensive (Loss) Income	$(20,130)	$3,202	$(16,928)	$22,157	$(8,566)	$13,591
The accumulated balances related to each component of other comprehensive income are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Available-for- Sale Securities	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedge	Accumulated Other Comprehensive Income
Balance as of December 31, 2014	$8,548	$52,130	$392,910	$(108)	$453,480
Other comprehensive (loss) income before reclassifications	(12,088)	(5,326)	—	29	(17,385)
Net amount reclassified from accumulated other comprehensive income	(41)	—	419	79	457
Other comprehensive (loss) income, net of tax	(12,129)	(5,326)	419	108	(16,928)
Balance as of March 31, 2015	$(3,581)	$46,804	$393,329	$—	$436,552

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income are as follows:

	Three Months Ended March 31		Affected Line Item in the Condensed Consolidated Statement of Operations

(in thousands)	2015	2014
Foreign Currency Translation Adjustments:
Adjustment for sale of a business with foreign operations	$(41)	$—	(Loss) Income from Discontinued
			Operations, Net of Tax
Unrealized Gains on Available-for-sale Securities:
Realized loss for the period	$—	$785	Other (expense) income, net
	—	(314)	Provision for Income Taxes
	—	471	Net of Tax
Pension and Other Postretirement Plans:
Amortization of net prior service cost (credit)	69	(102)	(1)
Amortization of net actuarial loss (gain)	629	(7,182)	(1)
	698	(7,284)	Before tax
	(279)	2,913	Provision for Income Taxes
	419	(4,371)	Net of Tax
Cash Flow Hedge
	132	212	Interest expense
	(53)	(85)	Provision for Income Taxes
	79	127	Net of Tax
Total reclassification for the period	$457	$(3,773)	Net of Tax
____________

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement plan cost (see Note 9).
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
Certain Kaplan subsidiaries are subject to two unsealed cases filed by former employees that include, among other allegations, claims under the False Claims Act relating to eligibility for Title IV funding. The U.S. Government declined to intervene in all cases, and, as previously reported, court decisions either dismissed the cases in their entirety or narrowed the scope of their allegations. The two cases are captioned: United States of America ex rel. Carlos Urquilla-Diaz et al. v. Kaplan University et al. (unsealed March 25, 2008) and United States of America ex rel. Charles Jajdelski v. Kaplan Higher Education Corp. et al. (unsealed January 6, 2009).
On August 17, 2011, the U.S. District Court for the Southern District of Florida issued a series of rulings in the Diaz case, which included three separate complaints: Diaz, Wilcox and Gillespie. The court dismissed the Wilcox complaint in its entirety; dismissed all False Claims Act allegations in the Diaz complaint, leaving only an individual employment claim; and dismissed in part the Gillespie complaint, thereby limiting the scope and time frame of its False Claims Act allegations regarding compliance with the U.S. Federal Rehabilitation Act. On October 31, 2012, the court entered summary judgment in favor of the Company as to the sole remaining employment claim in the Diaz complaint. On July 16, 2013, the court likewise entered summary judgment in favor of the Company on all remaining claims in the Gillespie complaint. Diaz and Gillespie each appealed to the U.S. Court of Appeals for the Eleventh Judicial Court. Arguments on both appeals were heard on February 3, 2015. On March 11, 2015, the court issued a decision affirming the lower court's dismissal of all of Gillespie's claims and three of the four Diaz claims but reversing and remanding on one remaining claim.
On July 7, 2011, the U.S. District Court for the District of Nevada dismissed the Jajdelski complaint in its entirety and entered a final judgment in favor of Kaplan. On February 13, 2013, the U.S. Circuit Court for the Ninth Judicial Circuit affirmed the dismissal in part and reversed the dismissal on one allegation under the False Claims Act relating to eligibility for Title IV funding based on claims of false attendance. The surviving claim was remanded to the District Court, where Kaplan has moved for summary judgment, which the court granted on March 9, 2015; this ruling could be appealed by the plaintiff.

ED Program Reviews.  The U.S. Department of Education (ED) has undertaken program reviews at various KHE locations. Currently, there are five pending program reviews, including the ED’s final reports on the program reviews at KHE’s Broomall, PA, and Pittsburgh, PA, locations, and the program review at Kaplan University.
The Company does not expect the open program reviews to have a material impact on KHE; however, the results of open program reviews and their impact on Kaplan’s operations are uncertain.
The 90/10 Rule.  Under regulations referred to as the 90/10 rule, a KHE school would lose its eligibility to participate in Title IV programs for a period of at least two fiscal years if the institution derives more than 90% of its receipts from Title IV programs, as calculated on a cash basis in accordance with the Higher Education Act and applicable ED regulations, in each of two consecutive fiscal years. An institution with Title IV receipts exceeding 90% for a single fiscal year would be placed on provisional certification and may be subject to other enforcement measures. The 90/10 rule calculations are performed for each OPEID unit. KHE is taking various measures to reduce the percentage of its receipts attributable to Title IV funds, including modifying student payment options; emphasizing direct-pay and employer-paid education programs; encouraging students to carefully evaluate the amount of their Title IV borrowing; eliminating some programs; cash-matching; and developing and offering additional non-Title IV-eligible certificate preparation, professional development and continuing education programs. While there can be no guarantee that these measures will be adequate to prevent the 90/10 ratio at some of the schools from exceeding 90% in the future, management currently estimates that each of KHE's continuing operations campuses will be 90/10 compliant in 2015.

13. BUSINESS SEGMENTS
The Company has six reportable segments: Kaplan Higher Education, Kaplan Test Preparation, Kaplan International, cable, television broadcasting and other businesses.
The following table summarizes financial information related to each of the Company’s business segments:

	Three Months Ended
	March 31
(in thousands)	2015	2014
Operating Revenues
Education	$500,602	$522,154
Cable	198,723	203,921
Television broadcasting	83,564	85,651
Other businesses	63,259	24,913
Corporate office	—	—
Intersegment elimination	—	(98)
	$846,148	$836,541
Income (Loss) From Operations
Education	$(22,849)	$1,862
Cable	39,076	41,162
Television broadcasting	38,562	44,386
Other businesses	(5,162)	(10,747)
Corporate office	(3,072)	2,206
	$46,555	$78,869
Equity in (Losses) Earnings of Affiliates, Net	(404)	4,052
Interest Expense, Net	(7,962)	(8,221)
Other (Expense) Income, Net	(1,105)	133,273
Income from Continuing Operations Before Income Taxes	$37,084	$207,973
Depreciation of Property, Plant and Equipment
Education	$18,528	$16,416
Cable	36,348	33,787
Television broadcasting	2,109	1,994
Other businesses	1,302	520
Corporate office	258	500
	$58,545	$53,217
Amortization of Intangible Assets
Education	$1,507	$1,924
Cable	31	35
Television broadcasting	63	—
Other businesses	3,168	758
Corporate office	—	—
	$4,769	$2,717
Net Pension (Credit) Expense
Education	$3,947	$4,143
Cable	975	864
Television broadcasting	391	320
Other businesses	193	164
Corporate office	(16,938)	(17,679)
	$(11,432)	$(12,188)

Asset information for the Company’s business segments are as follows:

	As of
(in thousands)	March 31, 2015	December 31, 2014
Identifiable Assets
Education	$1,535,949	$1,781,543
Cable television	1,254,511	1,253,764
Television broadcasting	299,983	305,426
Other businesses	488,748	518,807
Corporate office	509,720	524,627
	$4,088,911	$4,384,167
Investments in Marketable Equity Securities	184,915	193,793
Investments in Affiliates	36,120	19,811
Prepaid Pension Cost	1,164,001	1,152,488
Assets Held for Sale	51,443	2,060
Total Assets	$5,525,390	$5,752,319
The Company’s education division comprises the following operating segments:

	Three Months Ended
	March 31
(in thousands)	2015	2014
Operating Revenues
Higher education	$237,568	$253,779
Test preparation	69,226	67,804
Kaplan international	192,081	198,847
Kaplan corporate and other	1,859	2,014
Intersegment elimination	(132)	(290)
	$500,602	$522,154
Income (Loss) from Operations
Higher education	$593	$13,144
Test preparation	(4,334)	(6,628)
Kaplan international	7,717	9,858
Kaplan corporate and other	(26,857)	(14,556)
Intersegment elimination	32	44
	$(22,849)	$1,862
Depreciation of Property, Plant and Equipment
Higher education	$4,828	$7,740
Test preparation	2,890	3,784
Kaplan international	4,654	4,680
Kaplan corporate and other	6,156	212
	$18,528	$16,416
Amortization of Intangible Assets	$1,507	$1,924
Pension Expense
Higher education	$2,532	$2,628
Test preparation	775	722
Kaplan international	106	89
Kaplan corporate and other	534	704
	$3,947	$4,143
Identifiable assets for the Company’s education division consist of the following:

	As of
(in thousands)	March 31, 2015	December 31, 2014
Identifiable assets
Higher education	$557,851	$749,421
Test preparation	169,493	167,055
Kaplan international	776,129	838,148
Kaplan corporate and other	32,476	26,919
	$1,535,949	$1,781,543

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported income from continuing operations attributable to common shares of $21.4 million ($3.62 per share) for the first quarter of 2015, compared to $130.4 million ($17.56 per share) for the first quarter of 2014. Net income attributable to common shares was $20.6 million ($3.48 per share) for the first quarter ended March 31, 2015, compared to $132.1 million ($17.79 per share) for the first quarter of last year. Net income includes $0.8 million ($0.14 per share) in losses and $1.7 million ($0.23 per share) in income from discontinued operations for the first quarter of 2015 and 2014, respectively. (Refer to “Discontinued Operations” discussion below.)
In connection with the Berkshire exchange transaction that closed on June 30, 2014, the Company acquired 1,620,190 shares of its Class B common stock, resulting in 21% fewer diluted shares outstanding in the first quarter of 2015, versus the same period in 2014.
Items included in the Company’s income from continuing operations for the first quarter of 2015:

•	$10.7 million in restructuring charges and accelerated depreciation at the education division (after-tax impact of $6.8 million, or $1.17 per share);

•	$6.0 million gain on the formation of a joint venture (after-tax impact of $3.6 million, or $0.50 per share); and

•	$6.8 million in non-operating unrealized foreign currency losses (after-tax impact of $4.4 million, or $0.75 per share).
Items included in the Company’s income from continuing operations for the first quarter of 2014:

•	$4.5 million in early retirement program expense at the corporate office (after-tax impact of $2.9 million, or $0.39 per share);

•	$127.7 million gain on the sale of the corporate headquarters building (after-tax impact of $81.8 million, or $11.13 per share); and

•	$5.0 million in non-operating unrealized foreign currency gains (after-tax impact of $3.2 million, or $0.44 per share).
Revenue for the first quarter of 2015 was $846.1 million, up 1% from $836.5 million in the first quarter of 2014. Revenues increased in other businesses, while revenues were down at the education, cable and television broadcasting divisions. The Company reported operating income of $46.6 million for the first quarter of 2015, compared to $78.9 million for the first quarter of 2014. Operating results were down at the education, television broadcasting and cable divisions, offset by improvement in other businesses.
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
On February 12, 2015, Kaplan entered into a Purchase and Sale Agreement with Education Corporation of America (ECA) to sell substantially all of the assets of its KHE Campuses business, consisting of thirty-eight nationally accredited ground campuses, and certain related assets, in exchange for a preferred equity interest in ECA. The transaction is contingent upon certain regulatory and accrediting agency approvals and is expected to close in the third quarter of 2015.

Division Results
Education
Education division revenue totaled $500.6 million for the first quarter of 2015, compared with revenue of $522.2 million for the same period of 2014. Kaplan reported an operating loss of $22.8 million for the first quarter of 2015, compared to operating income of $1.9 million for the first quarter of 2014. Operating results for the first quarter of 2015 include restructuring costs of $10.7 million.
A summary of Kaplan’s operating results for the first quarter of 2015 compared to 2014 is as follows:

	Three Months Ended
	March 31
(in thousands)	2015	2014	% Change
Revenue
Higher education	$237,568	$253,779	(6)
Test preparation	69,226	67,804	2
Kaplan international	192,081	198,847	(3)
Kaplan corporate and other	1,859	2,014	(8)
Intersegment elimination	(132)	(290)	—
	$500,602	$522,154	(4)
Operating Income (Loss)
Higher education	$593	$13,144	(95)
Test preparation	(4,334)	(6,628)	35
Kaplan international	7,717	9,858	(22)
Kaplan corporate and other	(25,350)	(12,632)	—
Amortization of intangible assets	(1,507)	(1,924)	22
Intersegment elimination	32	44	—
	$(22,849)	$1,862	—
Kaplan Higher Education (KHE) includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. KHE also includes the domestic professional training and other continuing education businesses.
In 2012, KHE began implementing plans to close or merge 13 ground campuses, consolidate other facilities and reduce its workforce. The last two of these campus closures were completed in the second quarter of 2014. In April 2014, KHE announced plans to close two additional ground campuses, and in July 2014, KHE announced plans to close another three campuses; KHE will teach out the current students and the campus closures will be completed by the end of 2015. In July 2014, KHE also announced plans to further reduce its workforce. In connection with these and other plans, KHE incurred $2.8 million in restructuring costs the first quarter of 2015, including severance ($1.1 million), lease obligation losses ($0.9 million), accelerated depreciation ($0.7 million) and other items ($0.1 million).
In February 2015, Kaplan entered into a Purchase and Sale Agreement with ECA to sell substantially all of the remaining assets of its KHE Campuses business. The transaction is contingent upon certain regulatory and accrediting agency approvals and is expected to close in the third quarter of 2015. KHE results include revenue and operating losses related to all of the KHE Campuses business as follows:

	Three Months Ended
	March 31
(in thousands)	2015	2014
Revenue	$61,409	$71,098
Operating loss	$(9,358)	$(4,483)
In the first quarter of 2015, KHE revenue declined 6% due largely to declines in average enrollments at Kaplan University and KHE campuses that reflect weaker market demand over the past year, lower average tuition and the impact of closed campuses. The weaker market demand was most pronounced at KHE’s ground campuses in non-degree vocational programs. KHE operating results were down in the first quarter of 2015 due to revenue declines, increased marketing spending at Kaplan University and restructuring costs in the first quarter of 2015.
New higher education student enrollments at KHE declined 11% in the first quarter of 2015 (down 9% at Kaplan University and down 15% at the Other Campuses). The decline reflects the generally lower demand across KHE and the impact of closed campuses.

Total students at March 31, 2015, were down 8% compared to March 31, 2014, and increased 7% compared to December 31, 2014. A summary of student enrollments is as follows:

	As of
	March 31, 2015	December 31, 2014	March 31, 2014

Kaplan University	45,680	42,469	47,109
Other Campuses	14,850	14,266	18,842
	60,530	56,735	65,951
Kaplan University and Other Campuses enrollments at March 31, 2015 and 2014, by degree and certificate programs, are as follows:

	As of March 31
	2015	2014
Certificate	21.1%	21.6%
Associate’s	26.8%	30.6%
Bachelor’s	35.2%	32.3%
Master’s	16.9%	15.5%
	100.0%	100.0%
Kaplan Test Preparation (KTP) includes Kaplan’s standardized test preparation programs. KTP revenue increased 2% for the first quarter of 2015. Excluding revenues from acquired businesses, KTP revenue decreased 2% in the first quarter of 2015. Enrollment was down 1% for the first quarter of 2015 due to declines in graduate programs, offset by growth in pre-college programs. KTP operating results improved in the first quarter of 2015 due to a reduction in operating expenses from tighter cost controls.
Kaplan International includes English-language programs, and postsecondary education and professional training businesses largely outside the United States. Kaplan International revenue declined 3% in the first quarter of 2015 due to the adverse impact of foreign exchange rates and enrollment declines in English-language programs, offset by growth in Australia and Singapore higher education programs. Kaplan International operating income was down in the first quarter of 2015 due to declines in English-language results, offset by improved results from operations in Australia and Singapore.
Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities. In the first quarter of 2015, Kaplan corporate recorded $7.6 million in restructuring charges, including accelerated depreciation ($6.5 million) and lease obligation losses ($1.1 million), related to office space managed by Kaplan corporate. Additional estimated accelerated depreciation ($9.7 million) and lease obligation losses ($4.2 million) are expected to be recorded in the second quarter of 2015. Kaplan corporate expenses also increased in the first quarter of 2015 due to increased spending for new business initiatives and replacement of its human resource system.
Kaplan continues to evaluate its cost structure and is pursuing additional cost savings opportunities. This will result in additional restructuring plans and related costs in 2015 of approximately $21 million.
Cable
Cable division revenue declined 3% in the first quarter of 2015 to $198.7 million, from $203.9 million for the first quarter of 2014, due to 5% fewer customers and 9% fewer Primary Service Units (PSUs). Operating expenses in the first quarter declined 2%, from $162.8 million to $159.6 million, due to fewer customers and reduced programming costs, offset by an increase in depreciation expense. Cable division operating income declined 5% in the first quarter of 2015 to $39.1 million, from $41.2 million in the first quarter of 2014.
The cable division continues its focus on higher margin businesses, namely high-speed data and business sales. Residential high-speed data revenue increased 5% in the first quarter of 2015 on a 2% customer gain and business sales increased 17% on a 16% increase in business customers. Overall, business sales comprised 10% of total revenue for the first quarter of 2015, compared with 9% of total revenue for the first quarter of 2014. Due to rapidly rising programming costs and shrinking margins, video sales now have less value and emphasis (video PSUs were down 20% over the first quarter of last year) and programming costs have been reduced significantly.
The cable division also continues its focus on higher lifetime value customers who are less attracted by discounting, require less support and churn less. Operating income margins are down slightly to 19.7% in the first quarter of 2015 from 20.2% in the first quarter of 2014.

PSUs include about 5,500 subscribers who receive free basic cable service, primarily local governments, schools, and other organizations as required by various franchise agreements. A summary of PSUs and total customers is as follows:

	As of March 31
	2015	2014
Video	421,331	524,563
High-speed data	496,579	484,168
Voice	145,393	165,859
Total Primary Service Units (PSUs)	1,063,303	1,174,590
Total Customers	678,091	714,010
Television Broadcasting
Revenue at the television broadcasting division decreased 2% to $83.6 million in the first quarter of 2015, from $85.7 million in the same period of 2014; operating income for the first quarter of 2015 was down 13% to $38.6 million, from $44.4 million in the same period of 2014. The decrease in revenue is due to a $1.7 million decrease in political advertising revenue compared to the first quarter of 2014 and $9.5 million in incremental winter Olympics-related advertising revenue at the Company’s NBC affiliates booked in the prior year, offset by revenues from the Super Bowl at the Company's NBC affiliates in February 2015 and a $2.3 million in increased retransmission revenues. The decline in operating income is due to the revenue decline and an increase in spending on digital initiatives.
In the first quarter of 2015, the Company’s WKMG station in Orlando, FL renewed their network affiliation agreement with CBS for a four-year term ending in April 2019.
Other Businesses
Other businesses includes the operating results of The Slate Group and Foreign Policy Group, which publish online and print magazines and websites; SocialCode, a marketing solutions provider helping companies with marketing on social-media platforms; Celtic Healthcare, a provider of home health and hospice services; Forney, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications; and Trove, a digital innovation team that builds products and technologies in the news space. Other businesses also includes a number of businesses acquired during 2014. These businesses include:
- VNA-TIP Healthcare of Bridgeton, MO, operating home health and hospice service in Missouri and Illinois;
- Joyce/Dayton Corp., a Dayton, OH-based manufacturer of screw jacks and other linear motion systems; and
- Residential Healthcare Group, Inc. (Residential), a leading provider of skilled home health care and hospice services in Michigan and Illinois.
In January 2015, Celtic Healthcare and Allegheny Health Network (AHN) formed a joint venture to combine each other’s home health and hospice assets in the western Pennsylvania region. Celtic manages the operations of the joint venture for a fee and holds a 40% interest. The pro rata operating results of the joint venture are included in the Company’s equity in earnings of affiliates. In connection with this transaction, the Company recorded a noncash pre-tax gain of $6.0 million in the first quarter of 2015 that is included in Other Non-Operating Income.
The increase in revenues and operating results for the first quarter of 2015 is primarily due to newly acquired businesses in 2014, and increased revenues and improved results at SocialCode and Slate.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office, the pension credit for the Company’s traditional defined benefit plan and certain continuing obligations related to prior business dispositions. In the first quarter of 2014, the corporate office implemented a Separation Incentive Program that resulted in early retirement program expense of $4.5 million, which is being funded from the assets of the Company’s pension plan. Excluding early retirement program expense, the total pension credit for the Company’s traditional defined benefit plan was $17.1 million and $22.4 million in the first three months of 2015 and 2014, respectively.
Without the pension credit and early retirement program expense, corporate office expenses increased in the first quarter of 2015 due primarily to higher executive compensation costs and expenses related to the cable spin-off transaction.

Equity in (Losses) Earnings of Affiliates
At March 31, 2015, the Company held a 40% interest in the Celtic joint venture and Residential Home Health Illinois, a 42.5% interest in Residential Hospice Illinois and interests in several other affiliates. At March 31, 2014, the Company held a 16.5% interest in Classified Ventures, LLC (CV) and interests in several other affiliates. On October 1, 2014, the Company and the remaining partners in CV completed the sale of their entire stakes in CV.
The Company recorded equity in losses of affiliates of $0.4 million for the first quarter of 2015, compared to income of $4.1 million for the first quarter of 2014. The equity in earnings of affiliates for the first quarter of 2014 was from the Company’s CV investment.
Other Non-Operating (Expense) Income
The Company recorded total other non-operating expense, net, of $1.1 million for the first quarter of 2015, compared to income of $133.3 million for the first quarter of 2014. First quarter 2015 non-operating expense included $6.8 million in unrealized foreign currency losses and other items, offset by a $6.0 million gain on the Celtic joint venture transaction. The first quarter 2014 non-operating income, net, included a pre-tax $127.7 million gain on the sale of the headquarters building, $5.0 million in unrealized foreign currency gains and other items.
Net Interest Expense and Related Balances
The Company incurred net interest expense of $8.0 million for the first quarter of 2015, compared to $8.2 million for the first quarter of 2014. At March 31, 2015, the Company had $404.8 million in borrowings outstanding at an average interest rate of 7.2% and cash, marketable equity securities and other investments of $865.9 million.
Provision for Income Taxes
The effective tax rate for income from continuing operations for the first quarter of 2015 was 39.1%, compared to 37.2% for the first quarter of 2014.
Discontinued Operations
In the third quarter of 2014, Kaplan completed the sale of three of its schools in China that were previously part of Kaplan International. An additional school was sold by Kaplan in January 2015.
In the second quarter of 2014, the Company closed on the Berkshire exchange transaction, which included the disposition of WPLG, the Company's Miami-based television station.
As a result of these transactions, income from continuing operations excludes the operating results and related loss on dispositions of these businesses, which have been reclassified to discontinued operations, net of tax, for all periods presented.
Earnings (Loss) Per Share
The calculation of diluted earnings per share for the first quarter of 2015 was based on 5,790,768 weighted average shares outstanding, compared to 7,352,230 for the first quarter of 2014. At March 31, 2015, there were 5,831,089 shares outstanding and the Company had remaining authorization from the Board of Directors to purchase up to 159,219 shares of Class B common stock. The earnings per share computations for the first quarter of 2015 were favorably impacted by the 1,620,190 common shares repurchased as part of the Berkshire exchange transaction.

Kaplan Higher Education (KHE) Regulatory Matters
The Department of Education (ED) convened a negotiated rulemaking committee in September 2013 to develop new proposed gainful employment regulations. A final regulation was released on October 31, 2014. The final regulation implements debt-to-earnings thresholds that, effective July 1, 2015, will require each program subject to the GE regulations (which are all of Kaplan’s programs) to show that its graduates’ debt payments on loans taken to attend the program are no more than specified percentages of annual or discretionary income. The ED will calculate this debt-to-earnings ratio using income information gained from the Social Security Administration and federal Title IV and private loan data provided by the schools. If a program’s graduates’ debt payments exceed 8% of the graduates’ mean and median annual earnings and 20% of the graduates’ mean and median discretionary earnings, the program will be placed on a warning status requiring certain disclosures to the public. Four consecutive years on a warning status will result in the program becoming ineligible for federal aid Title IV participation. If a program’s graduates’ debt payments exceed 12% of the graduates’ mean and median annual earnings and 30% of the graduates’ mean and median discretionary earnings, the program will fail the gainful employment test. If a program fails the test two times within three years, it will become ineligible for federal aid Title IV participation. The regulation also includes revised requirements for program approval and public disclosure of certain outcomes (graduation, placement, repayment rates and other consumer information).
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
Financial Condition: Capital Resources and Liquidity
Acquisitions, Dispositions and Exchanges
Acquisitions.  In the first three months of 2015, the Company did not make any acquisitions. In the first three months of 2014, the Company acquired one small business included in its education division; the purchase price allocation comprised goodwill.
On April 1, 2014, Celtic Healthcare acquired VNA-TIP Healthcare, a provider of home health and hospice services in Missouri and Illinois. On May 30, 2014, the Company completed its acquisition of Joyce/Dayton Corp., a Dayton, OH-based manufacturer of screw jacks and other linear motion systems. On July 3, 2014, the Company completed its acquisition of an 80% interest in Residential Healthcare Group, Inc., the parent company of Residential Home Health and Residential Hospice, providers of skilled home health care and hospice services in Michigan and Illinois. Residential Healthcare Group, Inc. has a 40% ownership interest in Residential Home Health Illinois and a 42.5% ownership interest in Residential Hospice Illinois, which are accounted for as investments in affiliates. The operating results of these businesses are included in other businesses.
Dispositions. In the third quarter of 2014, Kaplan completed the sale of three of its schools in China that were previously included as part of Kaplan International. In January 2015, Kaplan completed the sale of an additional school in China.
On February 12, 2015, Kaplan entered into a Purchase and Sale Agreement with Education Corporation of America (ECA) to sell substantially all of the assets of its KHE Campuses business, consisting of 38 nationally accredited ground campuses and certain related assets, in exchange for a preferred equity interest in ECA. KHE Campuses schools that have been closed or are in the process of closing are not included in the sale transaction. The transaction is contingent upon certain regulatory and accrediting agency approvals and is expected to close in the third quarter of 2015. The Company expects to report a pre-tax loss on the transaction that is not material to the Company's overall financial position.

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
Other. In January 2015, Celtic and AHN closed on the formation of a joint venture to combine each other’s home health and hospice assets in the western Pennsylvania region. Although Celtic manages the operations of the joint venture, Celtic holds a 40% interest in the joint venture, so the operating results of the joint venture are not consolidated and the pro rata operating results are included in the Company’s equity in earnings of affiliates. Celtic’s revenues from the western Pennsylvania region that are now part of the joint venture made up 29% of total Celtic revenues in 2014.
The Company’s income from continuing operations excludes the sold Kaplan China schools and WPLG, which have been reclassified to discontinued operations, net of tax.
Capital Expenditures
During the first three months of 2015, the Company’s capital expenditures totaled $42.5 million. This amount includes assets acquired during the year, whereas the amounts reflected in the Company's Condensed Statements of Cash Flows are based on cash payments made during the relevant periods. The Company estimates that its capital expenditures will be in the range of $225 million to $250 million in 2015, including a full-year estimate for the Cable division.
Liquidity
The Company's borrowings declined by $41.1 million, to $404.8 million at March 31, 2015, as compared to borrowings of $445.9 million at December 31, 2014, due to the payoff of the AUD 50 million borrowing in March 2015. At March 31, 2015, the Company had cash and cash equivalents, restricted cash and investments in marketable securities and other investments totaling $865.9 million, compared with $1,024.4 million at December 31, 2014. The decrease is from significant income tax payments in the first quarter of 2015 and other investing and financing activities.
As of March 31, 2014, the Company held investments in commercial paper totaling $99.9 million with original maturities of 91 to 180 days. The Company did not have any investments in commercial paper at March 31, 2015 with original maturities of 91 to 180 days. For the first three months of 2014, these investments are presented in the Company's Condensed Consolidated Statements of Cash Flows as net cash used in investing activities.
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
In September 2013, Standard and Poor’s affirmed the Company’s “BBB” long-term corporate debt rating and changed the outlook from Negative to Stable. In addition, S&P upgraded the Company’s short-term corporate debt rating from “A-3” to “A-2”. On March 12, 2014, Moody’s placed the Company’s senior unsecured rating and its Prime-2 commercial paper rating on review for downgrade. On June 26, 2014, Moody’s downgraded the Company’s long-term credit ratings by two levels from “Baa1” to “Baa3” and the short-term rating by one level from Prime-2 to Prime 3 and changed the outlook to stable. In November 2014, S&P placed the Company’s “BBB” corporate credit rating and “A-2” commercial paper rating on Credit Watch with negative implications, and Moody’s placed the Company's “Baa3” senior unsecured rating under review for possible downgrade. The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Baa3	BBB
Short-term	Prime-3	A-2

At March 31, 2015 and December 31, 2014, the Company had working capital of $637.9 million and $639.9 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds. In management’s opinion, the Company will have sufficient liquidity to meet its various cash needs throughout 2015.
There were no significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company is exposed to market risk in the normal course of its business due primarily to its ownership of marketable equity securities, which are subject to equity price risk; to its borrowing and cash-management activities, which are subject to interest rate risk; and to its foreign business operations, which are subject to foreign exchange rate risk. The Company’s market risk disclosures set forth in its 2014 Annual Report filed on Form 10-K have not otherwise changed significantly.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President-Finance, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1	Letter Agreement between the Company and Andrew S. Rosen, dated April 7, 2014.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.

101
The following financial information from Graham Holdings Company Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2015 and 2014, (iii) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

*A management contract or compensatory plan or arrangement required to be included as an exhibit hereto pursuant to Item 6 of Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: May 11, 2015	/s/ Donald E. Graham
Donald E. Graham, Chairman & Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2015	/s/ Hal S. Jones
Hal S. Jones, Senior Vice President-Finance (Principal Financial Officer)