Form 10-Q
period 2015-06-30
Graham Holdings Co
filed 2015-08-05
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2015
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
Shares outstanding at July 31, 2015:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 4,876,593 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30

(in thousands, except per share amounts)	2015	2014	2015	2014
Operating Revenues
Education	$523,625	$542,964	$1,024,227	$1,065,118
Subscriber	188,022	187,723	375,619	378,851
Advertising	77,457	82,475	151,484	160,722
Other	90,467	61,249	174,389	106,261
	879,571	874,411	1,725,719	1,710,952
Operating Costs and Expenses
Operating	383,891	395,627	766,968	772,090
Selling, general and administrative	334,218	322,240	687,420	647,515
Depreciation of property, plant and equipment	61,014	51,989	119,559	105,206
Amortization of intangible assets	4,677	2,995	9,446	5,712
Impairment of long-lived assets	6,876	—	6,876	—
	790,676	772,851	1,590,269	1,530,523
Income from Operations	88,895	101,560	135,450	180,429
Equity in (losses) earnings of affiliates, net	(353)	91,503	(757)	95,555
Interest income	338	641	897	1,240
Interest expense	(9,631)	(8,557)	(18,152)	(17,377)
Other income, net	11,678	268,114	10,573	401,387
Income from Continuing Operations Before Income Taxes	90,927	453,261	128,011	661,234
Provision for Income Taxes	32,500	78,600	47,000	156,000
Income from Continuing Operations	58,427	374,661	81,011	505,234
Income (Loss) from Discontinued Operations, Net of Tax	—	375,189	(784)	376,921
Net Income	58,427	749,850	80,227	882,155
Net (Income) Loss Attributable to Noncontrolling Interests	(434)	499	(1,208)	718
Net Income Attributable to Graham Holdings Company	57,993	750,349	79,019	882,873
Redeemable Preferred Stock Dividends	(211)	(212)	(631)	(638)
Net Income Attributable to Graham Holdings Company Common Stockholders	$57,782	$750,137	$78,388	$882,235
Amounts Attributable to Graham Holdings Company Common Stockholders
Income from continuing operations	$57,782	$374,948	$79,172	$505,314
Income (loss) from discontinued operations, net of tax	—	375,189	(784)	376,921
Net income attributable to Graham Holdings Company common stockholders	$57,782	$750,137	$78,388	$882,235
Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic income per common share from continuing operations	$9.92	$50.39	$13.61	$67.97
Basic income (loss) per common share from discontinued operations	—	50.41	(0.14)	50.68
Basic net income per common share	$9.92	$100.80	$13.47	$118.65
Basic average number of common shares outstanding	5,720	7,284	5,712	7,280
Diluted income per common share from continuing operations	$9.87	$50.22	$13.53	$67.74
Diluted income (loss) per common share from discontinued operations	—	50.26	(0.13)	50.52
Diluted net income per common share	$9.87	$100.48	$13.40	$118.26
Diluted average number of common shares outstanding	5,805	7,363	5,798	7,361

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2015	2014	2015	2014
Net Income	$58,427	$749,850	$80,227	$882,155
Other Comprehensive Loss, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	5,249	1,920	(6,839)	2,666
Adjustment for sales of businesses with foreign operations	(484)	—	(525)	—
	4,765	1,920	(7,364)	2,666
Unrealized (losses) gains on available-for-sale securities:
Unrealized (losses) gains for the period, net	(11,455)	8,667	(20,333)	36,405
Reclassification adjustment for realization of (gain) loss on exchange, sale or write-down of available-for-sale securities included in net income	—	(266,059)	—	(265,274)
	(11,455)	(257,392)	(20,333)	(228,869)
Pension and other postretirement plans:
Amortization of net prior service cost (credit) included in net income	70	(102)	139	(204)
Amortization of net actuarial loss (gain) included in net income	628	(7,425)	1,257	(14,607)
	698	(7,527)	1,396	(14,811)
Cash flow hedge gain	—	239	179	411
Other Comprehensive Loss, Before Tax	(5,992)	(262,760)	(26,122)	(240,603)
Income tax benefit related to items of other comprehensive loss	4,303	105,874	7,505	97,308
Other Comprehensive Loss, Net of Tax	(1,689)	(156,886)	(18,617)	(143,295)
Comprehensive Income	56,738	592,964	61,610	738,860
Comprehensive (income) loss attributable to noncontrolling interests	(434)	499	(1,208)	718
Total Comprehensive Income Attributable to Graham Holdings Company	$56,304	$593,463	$60,402	$739,578

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,219,334	$772,751
Restricted cash	25,848	24,898
Investments in marketable equity securities and other investments	200,850	226,752
Accounts receivable, net	533,144	571,357
Deferred income taxes	8,416	934
Inventories and contracts in progress	12,019	11,309
Other current assets	94,424	81,462
Current assets held for sale (includes $0 and $1,235 of cash, respectively)	18,999	1,240
Total Current Assets	2,113,034	1,690,703
Property, Plant and Equipment, Net	819,343	860,829
Investments in Affiliates	50,898	19,811
Goodwill, Net	1,325,761	1,348,710
Indefinite-Lived Intangible Assets, Net	510,966	516,753
Amortized Intangible Assets, Net	86,820	96,947
Prepaid Pension Cost	1,175,521	1,152,488
Deferred Charges and Other Assets	72,539	65,258
Noncurrent Assets Held for Sale	27,058	820
Total Assets	$6,181,940	$5,752,319

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$502,312	$464,342
Income taxes payable	8,230	128,895
Deferred revenue	348,856	410,146
Dividends declared	15,669	—
Short-term borrowings	7,537	46,375
Current liabilities held for sale	21,140	1,034
Total Current Liabilities	903,744	1,050,792
Postretirement Benefits Other Than Pensions	38,325	37,962
Accrued Compensation and Related Benefits	239,804	244,082
Other Liabilities	74,958	91,789
Deferred Income Taxes	757,542	754,960
Long-Term Debt	947,219	399,545
Noncurrent Liabilities Held for Sale	7,849	—
Total Liabilities	2,969,441	2,579,130
Redeemable Noncontrolling Interest	23,129	21,904
Redeemable Preferred Stock	10,510	10,510
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	311,901	303,789
Retained earnings	6,040,539	6,008,506
Accumulated other comprehensive income, net of tax
Cumulative foreign currency translation adjustment	1,184	8,548
Unrealized gain on available-for-sale securities	39,931	52,130
Unrealized gain on pensions and other postretirement plans	393,748	392,910
Cash flow hedge	—	(108)
Cost of Class B common stock held in treasury	(3,628,443)	(3,645,476)
Total Common Stockholders’ Equity	3,178,860	3,140,299
Noncontrolling Interests	—	476
Total Equity	3,178,860	3,140,775
Total Liabilities and Equity	$6,181,940	$5,752,319

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
(in thousands)	2015	2014
Cash Flows from Operating Activities
Net Income	$80,227	$882,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	119,559	106,822
Amortization of intangible assets	9,446	6,441
Intangible and other long-lived assets impairment charges	6,876	7,774
Net pension benefit	(22,872)	(34,433)
Early retirement program expense	—	4,490
Stock-based compensation expense, net	13,843	6,100
Foreign exchange loss (gain)	3,219	(7,946)
Net gain on sales and disposition of businesses	(8,158)	(358,963)
Net loss (gain) on disposition or write-downs of marketable equity securities and cost method investments	250	(266,423)
Gain on sale of equity affiliate	(4,827)	—
Equity in losses (earnings) of affiliates, net of certain distributions	948	(98,555)
(Benefit) provision for deferred income taxes	(1,858)	3,880
Net loss (gain) on sales or write-downs of property, plant and equipment	1,258	(119,086)
Change in assets and liabilities:
(Increase) decrease in restricted cash	(1,635)	47,686
Decrease in accounts receivable, net	26,950	32,429
Increase (decrease) in accounts payable and accrued liabilities	47,530	(69,916)
Decrease in deferred revenue	(45,219)	(6,219)
(Decrease) increase in income taxes payable	(120,480)	70,580
(Increase) decrease in other assets and other liabilities, net	(28,256)	1,051
Other	489	111
Net Cash Provided by Operating Activities	77,290	207,978
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(100,240)	(112,154)
Investments in equity affiliates and cost method investments	(16,834)	(2,565)
Net proceeds from sales of businesses, property, plant and equipment and other assets	3,019	164,066
Investments in commercial paper	—	(199,830)
Investments in certain businesses, net of cash acquired	—	(130,767)
Proceeds from maturities of commercial paper	—	99,893
Net distribution from equity affiliate	—	93,481
Other	—	(5,024)
Net Cash Used in Investing Activities	(114,055)	(92,900)
Cash Flows from Financing Activities
Issuance of borrowings	550,000	—
Payments of financing costs	(9,865)	—
Repayments of borrowings	(39,343)	(1,305)
Dividends paid	(31,316)	(38,148)
Proceeds from exercise of stock options	11,302	4,688
Common shares repurchased, including the Berkshire Exchange transaction	—	(327,718)
Other	5,232	640
Net Cash Provided by (Used in) Financing Activities	486,010	(361,843)
Effect of Currency Exchange Rate Change	(3,897)	2,069
Net Increase (Decrease) in Cash and Cash Equivalents	445,348	(244,696)
Beginning Cash and Cash Equivalents	773,986	569,719
Ending Cash and Cash Equivalents	$1,219,334	$325,023

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
On July 1, 2015, the Company completed the spin-off of its wholly owned subsidiary, Cable One, Inc. (Cable ONE), by way of a distribution of all the issued and outstanding shares of Cable ONE common stock, on a pro rata basis, to the Company's stockholders. The Company will reflect Cable ONE's historical financial results for the periods prior to the spin-off as discontinued operations in its consolidated financial statements beginning in the third quarter of 2015.
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
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and six months ended June 30, 2015 and 2014 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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
Revision of Prior Period Amounts – During the preparation of the 2014 financial statements, the Company concluded that its Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014, that was previously included in the Company's quarterly reports, should be revised to correct the impact of accounts payable and accrued expenses related to capital expenditures. The Company revised its Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014 to properly eliminate noncash capital expenditures. The result of this correction for the six months ended June 30, 2014, was an increase in net cash used in investing activities of $19.5 million, with an offsetting increase recorded to net cash provided by operating activities during the same period.

Management has concluded that this error is not material to the previously issued Condensed Consolidated Financial Statements, and, as a result, the Company has revised the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014. There was no impact on the previously reported total cash and cash equivalents, Condensed Consolidated Balance Sheet or Condensed Consolidated Statement of Operations.
As detailed below, these revisions impacted the following consolidated cash flow items:

	Six Months Ended June 30, 2014
	As
	Previously		As
(in thousands)	Reported	Revision	Revised
Cash Flows from Operating Activities
Decrease in Accounts Payable and Accrued Liabilities	$(89,443)	$19,527	$(69,916)
Net Cash Provided by Operating Activities	188,451	19,527	207,978

Cash Flows from Investing Activities
Purchases of Property, Plant and Equipment	$(92,627)	$(19,527)	$(112,154)
Net Cash Used in Investing Activities	(73,373)	(19,527)	(92,900)
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
The summarized income (loss) from discontinued operations, net of tax, is presented below:

	Three Months Ended June 30		Six Months Ended June 30

(in thousands)	2015	2014	2015	2014
Operating revenues	$—	$25,125	$—	$45,419
Operating costs and expenses	—	(23,862)	—	(37,355)
Income from discontinued operations	—	1,263	—	8,064
Provision from income taxes	—	1,113	—	3,139
Net Income from Discontinued Operations	—	150	—	4,925
Gain (loss) on sales of discontinued operations	—	358,964	(732)	354,227
(Benefit) expense from income taxes on sales of discontinued operations	—	(16,075)	52	(17,769)
Income (Loss) from Discontinued Operations, Net of Tax	$—	$375,189	$(784)	$376,921
3. INVESTMENTS
As of June 30, 2015 and December 31, 2014, the Company had commercial paper and money market investments of $1,040.2 million and $594.3 million, respectively, that are classified as cash, cash equivalents and restricted cash in the Company's Condensed Consolidated Balance Sheets.
Investments in marketable equity securities comprised the following:

	As of
	June 30, 2015	December 31, 2014
(in thousands)
Total cost	$106,909	$106,909
Net unrealized gains	66,551	86,884
Total Fair Value	$173,460	$193,793
There were no new investments in marketable equity securities during the first six months of 2015 and 2014. There were no sales of marketable equity securities in the first six months of 2015. In the first quarter of 2014, the Company recorded a $0.5 million write-down of the Company's investment in Corinthian Colleges, Inc., a publicly traded company. In the second quarter of 2014, the Company sold its remaining investment in Corinthian Colleges, Inc. During the first six months of 2014, the proceeds from sales of these marketable securities were $5.8 million and net realized losses were $2.6 million.
On June 30, 2014, the Company completed a transaction with Berkshire Hathaway, as described in Note 4, that included the exchange of 2,107 Class A Berkshire shares and 1,278 Class B Berkshire shares owned by the Company; a $266.7 million gain was recorded.
In the second quarter of 2015, the Company acquired an approximate 20% in HomeHero, a company that created and manages an online senior home care marketplace, which is accounted for as an investment in affiliate. As of June 30, 2015, the Company also held a 40% interest in Residential Home Health Illinois, a 42.5% interest in Residential Hospice Illinois, a 40% interest in the joint venture formed between Celtic Healthcare and Allegheny Health Network (AHN) and interests in several other affiliates (see Note 4).
On April 1, 2014, the Company received a gross cash distribution of $95.0 million from Classified Ventures' sale of apartments.com. In connection with this sale, the Company recorded a pre-tax gain of $90.9 million in the second quarter of 2014.
4. ACQUISITIONS, DISPOSITIONS, EXCHANGES AND OTHER
Cable ONE Spin-Off. On July 1, 2015, the Company completed the spin-off of Cable ONE, by way of a distribution of all the issued and outstanding shares of Cable ONE common stock, on a pro rata basis, to the Company's stockholders. Cable ONE is now an independent, publicly traded company. The transaction was structured as a tax-free spin-off of Cable ONE for U.S. Federal income tax purposes. Following the spin-off, the Company does not beneficially own any shares of Cable ONE common stock and will not consolidate the financial results of Cable ONE for the purposes of its own reporting for periods after June 30, 2015. The Company will reflect Cable ONE's historical financial results for the periods prior to the spin-off as discontinued operations in its condensed consolidated financial statements beginning in the third quarter of 2015.

Prior to the spin-off, Cable ONE distributed $450 million in cash to the Company using the proceeds from their issuance of unsecured notes of $450 million (see Note 6) in June 2015. Also, in connection with the spin-off, the Company modified the terms of 10,830 restricted stock awards in the second quarter of 2015 affecting 21 Cable ONE employees. The modification resulted in the acceleration of the vesting period of 6,324 restricted stock awards and the forfeiture of 4,506 restricted stock awards. The Company recorded incremental stock compensation expense, net of forfeitures, in the second quarter of 2015 amounting to $3.7 million, which is included in selling, general and administrative expense in the condensed consolidated statement of operations and within the Cable segment operating results.
The spin-off resulted in a modification of some of the Company’s outstanding restricted stock awards and stock options due to the equity restructuring on July 1, 2015. The holders of restricted stock awards received Cable ONE restricted common stock, on a pro rata basis, as part of the distribution, while the stock options were modified to add an antidilution provision. The modification of the stock awards resulted in an estimated incremental stock compensation expense of $3.0 million that will be recognized over the remaining service periods of the unvested restricted stock awards through the end of 2018. The modification of some of the stock options resulted in an estimated incremental stock compensation expense of $23.5 million, of which $18.8 million related to fully vested stock options that will be recognized as a one-time expense in the third quarter of 2015, with the remaining $4.7 million recognized over the remaining service periods of the unvested stock options through the end of 2018.
As a result of the spin-off, the Company remeasured the accumulated and projected benefit obligation of the pension and SERP as of July 1, 2015, and the Company expects to record a curtailment and settlement gain in the third quarter of 2015.
Acquisitions.  In the first six months of 2015, the Company did not make any acquisitions. In the first six months of 2014, the Company acquired six business included in other businesses and in its education division totaling $133.5 million; the purchase price allocation comprised goodwill, other intangible assets, property, plant and equipment, and other current assets.
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
Dispositions. In the second quarter of 2015, the Company sold The Root, a component of Slate, and Kaplan sold two small businesses, Structuralia, which was part of Kaplan International, and Fire and EMS Training, which was part of Kaplan Higher Education. As a result of these sales, the Company reported gains in other non-operating income (see Note 10). In the third quarter of 2014, Kaplan completed the sale of three of its schools in China that were previously included as part of Kaplan International. In January 2015, Kaplan completed the sale of an additional school in China.
On February 12, 2015, Kaplan entered into a Purchase and Sale Agreement with Education Corporation of America (ECA) to sell substantially all of the assets of its KHE Campuses business, consisting of 38 nationally accredited ground campuses and certain related assets, in exchange for a preferred equity interest in ECA. KHE Campuses schools that have been closed or are in the process of closing are not included in the sale transaction. The transaction is contingent upon certain regulatory and accrediting agency approvals and is expected to close in the third quarter of 2015. The KHE Campuses business disposal group is reported in assets held for sale at June 30, 2015. The revenue and operating losses related to schools that are being sold as part of the ECA transaction are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2015	2014	2015	2014
Revenue	$63,036	$67,205	$124,123	$136,263
Operating loss	(4,287)	(4,531)	(7,301)	(7,507)

The carrying amounts of the major classes of assets and liabilities held for sale at June 30, 2015 are as follows:

As of
(in thousands)	June 30, 2015
Restricted cash	$685
Accounts receivable, net	13,308
Other current assets	5,006
Current Assets Held for Sale	$18,999
Property, plant and equipment, net	$12,101
Goodwill, net	7,526
Indefinite-lived intangible assets	5,787
Amortized intangible assets, net	951
Deferred charges and other assets	693
Noncurrent Assets Held for Sale	$27,058
Accounts payable and accrued liabilities	$11,139
Deferred revenue	10,001
Current Liabilities Held for Sale	$21,140
Other liabilities	$7,849
Noncurrent Liabilities Held for Sale	$7,849
In the second quarter of 2015, Kaplan recorded a $6.9 million long-lived assets impairment charge in connection with the KHE Campuses business, of which $4.7 million was an unfavorable out of period expense adjustment related to the first quarter of 2015. With respect to this error, the Company has concluded that it was not material to the Company’s financial position or results of operations for the first or second quarter of 2015, based on its consideration of quantitative and qualitative factors.
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
Amortization of intangible assets for the three months ended June 30, 2015 and 2014 was $4.7 million and $3.0 million, respectively. Amortization of intangible assets for the six months ended June 30, 2015 and 2014 was $9.4 million and $5.7 million, respectively. Amortization of intangible assets is estimated to be approximately $9 million for the remainder of 2015, $17 million in 2016, $14 million in 2017, $13 million in 2018, $12 million in 2019 and $22 million thereafter.

The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Cable	Television Broadcasting	Other Businesses	Total
Balance as of December 31, 2014
Goodwill	$1,057,226	$85,488	$168,345	$145,992	$1,457,051
Accumulated impairment losses	(102,259)	—	—	(6,082)	(108,341)
	954,967	85,488	168,345	139,910	1,348,710
Measurement period adjustment	—	—	—	4,570	4,570
Dispositions	(1,298)	—	—	(7,819)	(9,117)
Reclassification to assets held for sale	(7,526)	—	—	—	(7,526)
Foreign currency exchange rate changes	(10,876)	—	—	—	(10,876)
Balance as of June 30, 2015
Goodwill	1,037,526	85,488	168,345	142,743	1,434,102
Accumulated impairment losses	(102,259)	—	—	(6,082)	(108,341)
	$935,267	$85,488	$168,345	$136,661	$1,325,761
The Company recorded a $4.6 million measurement period adjustment in the second quarter of 2015 upon the finalization of the purchase accounting related to deferred income taxes in connection with the acquisition of Residential Healthcare, Inc. The balance sheet as of December 31, 2014 has not been revised for the measurement period adjustment as the Company believes it is not material to the Company's financial position.
The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Higher Education	Test Preparation	Kaplan International	Total
Balance as of December 31, 2014
Goodwill	$409,884	$166,098	$481,244	$1,057,226
Accumulated impairment losses	—	(102,259)	—	(102,259)
	409,884	63,839	481,244	954,967
Dispositions	(559)	—	(739)	(1,298)
Reclassification to assets held for sale	(7,526)	—	—	(7,526)
Foreign currency exchange rate changes	(124)	—	(10,752)	(10,876)
Balance as of June 30, 2015
Goodwill	401,675	166,098	469,753	1,037,526
Accumulated impairment losses	—	(102,259)	—	(102,259)
	$401,675	$63,839	$469,753	$935,267
Other intangible assets consist of the following:

		As of June 30, 2015			As of December 31, 2014
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Noncompete agreements	2–5 years	$1,681	$1,151	$530	$2,500	$1,590	$910
Student and customer relationships	2–10 years	101,259	49,320	51,939	104,685	47,539	57,146
Databases and technology	3–5 years	10,518	9,204	1,314	10,501	8,827	1,674
Trade names and trademarks	2–10 years	53,655	21,742	31,913	55,452	19,724	35,728
Other	1–25 years	6,316	5,192	1,124	8,969	7,480	1,489
		$173,429	$86,609	$86,820	$182,107	$85,160	$96,947
Indefinite-Lived Intangible Assets
Franchise agreements		$496,321			$496,321
Licensure and accreditation		994			6,781
Other		13,651			13,651
		$510,966			$516,753

6. DEBT
The Company’s borrowings consist of the following:

	As of
	June 30, 2015	December 31, 2014
(in thousands)
7.25% unsecured notes due February 1, 2019	$398,515	$398,308
Cable ONE 5.75% unsecured notes due June 15, 2022	450,000	—
Cable ONE term loan	100,000	—
AUD Revolving credit borrowing	—	40,927
Other indebtedness	6,241	6,685
Total Debt	954,756	445,920
Less: current portion	(7,537)	(46,375)
Total Long-Term Debt	$947,219	$399,545
The Company’s other indebtedness at June 30, 2015 is at interest rates from 3.8% to 6% and matures from 2015 to 2017. The Company’s other indebtedness at December 31, 2014 is at interest rates from 0% to 6% and matures from 2015 to 2017.
On June 17, 2015, Cable ONE issued $450 million in unsecured seven-year fixed-rate notes due on June 15, 2022 (the Notes). The Notes have a coupon rate of 5.75% per annum, payable semiannually on June 15 and December 15, beginning December 15, 2015. Cable ONE subsequently used the net proceeds from the sale of the Notes and other cash on hand to pay a special one-time cash dividend to the Company of $450 million in connection with the Cable ONE spin-off. Under the terms of the Notes, unless Cable ONE has exercised its right to redeem the Notes, Cable ONE is required to offer to repurchase the Notes in cash at 101% of the principal amount, plus accrued and unpaid interest, upon the occurrence of a Change of Control.
On June 30, 2015, Cable ONE entered into a Credit Agreement (the Cable ONE Credit Agreement) among Cable ONE, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto. The Cable ONE Credit Agreement provides for a five-year revolving credit facility in an aggregate principal amount of $200 million (the Revolving Credit Facility) and a five-year term loan facility in an aggregate principal amount of $100 million (the Term Loan Facility and, together with the Revolving Credit Facility, the Senior Credit Facilities). Concurrent with its entry into the Cable ONE Credit Agreement, Cable ONE borrowed the full amount of the Term Loan Facility. Borrowings under the Senior Credit Facilities will bear interest, at Cable ONE’s option, at a rate per annum determined by reference to either LIBOR or an adjusted base rate, in each case plus an applicable interest rate margin. The applicable interest rate margin with respect to LIBOR borrowings will be a rate per annum between 1.50% and 2.25% and the applicable interest rate margin with respect to adjusted base rate borrowings will be a rate per annum between 0.50% and 1.25%, in each case determined on a quarterly basis by reference to a pricing grid based upon Cable ONE’s total net leverage ratio. Borrowings under the Senior Credit Facilities will initially bear interest at LIBOR plus 1.50% per annum or at the adjusted base rate plus 0.50%. In addition, Cable ONE will be required to pay commitment fees on any unused portion of the Revolving Credit Facility at a rate between 0.25% per annum and 0.40% per annum, determined by reference to the pricing grid. The Senior Credit Facilities may be prepaid at any time without premium. The Term Loan Facility will amortize in equal quarterly installments at a rate of 2.5% per annum in the first year after funding, 5.0% per annum in the second year after funding, 7.5% per annum in the third year after funding, 10.0% per annum in the fourth year after funding and 15.0% per annum in the fifth year after funding, with the outstanding balance of the Term Loan Facility to be paid on the fifth anniversary of funding.
With the Cable ONE spin-off effective on July 1, 2015, the Cable ONE debt is no longer an obligation of the Company.
On June 17, 2015, the Company terminated its U.S. $450 million, AUD 50 million four-year revolving credit facility dated June 17, 2011. No borrowings were outstanding under the 2011 Credit Agreement at the time of termination. On June 29, 2015, the Company entered into a credit agreement (the Credit Agreement) providing for a new U.S. $200 million five-year revolving credit facility (the Facility) with each of the lenders party thereto, Wells Fargo Bank, National Association as Administrative Agent (Wells Fargo), JPMorgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank USA, National Association, as Documentation Agent (the Credit Agreement). The Company is required to pay a commitment fee on a quarterly basis, based on the Company's leverage ratio, of between 0.15% and 0.25% of the amount of the Facility. Any borrowings are made on an unsecured basis and bear interest at the Company’s option, either at (a) a fluctuating interest rate equal to the highest of Wells Fargo’s prime rate, 0.50 percent above the Federal funds rate or the one-month Eurodollar rate plus 1%, or (b) the Eurodollar rate for the applicable interest period as defined in the Credit Agreement which is generally a periodic rate equal to LIBOR, in each case plus an applicable margin that depends on the Company’s consolidated debt to consolidated adjusted EBITDA (as determined pursuant to the Credit Agreement, “leverage ratio”). The Company may draw on the Facility for general corporate purposes. The Facility will expire on July 1, 2020, unless the Company and the banks agree to extend the term. Any outstanding borrowings must be repaid on or prior to the final termination date. The Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type and requires the Company to maintain a leverage ratio of not greater than 3.5 to 1.0 and a consolidated interest coverage ratio of at least 3.5 to 1.0 based upon the ratio of consolidated adjusted EBITDA to consolidated interest expense as determined pursuant to the Credit Agreement.
On March 9, 2015, the Company repaid the AUD 50 million borrowed under its revolving credit facility. On the same day, the AUD 50 million interest rate swap agreements matured.
During the three months ended June 30, 2015 and 2014, the Company had average borrowings outstanding of approximately $454.4 million and $452.5 million, respectively, at average annual interest rates of approximately 6.8% and 7.0%, respectively. During the three months ended June 30, 2015 and 2014, the Company incurred net interest expense of $9.3 million and $7.9 million, respectively.
During the six months ended June 30, 2015 and 2014, the Company had average borrowings outstanding of approximately $450.2 million and $451.8 million, respectively, at average annual interest rates of approximately 7.0%. During the six months ended June 30, 2015 and 2014, the Company incurred net interest expense of $17.3 million and $16.1 million, respectively.
At June 30, 2015, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $447.0 million, compared with the carrying amount of $398.5 million. At December 31, 2014, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $450.3 million, compared with the carrying amount of $398.3 million. At June 30, 2015, the estimated fair value of Cable ONE's 5.75% unsecured notes and term loan were the same as the carrying amounts of $450.0 million and $100.0 million, respectively, due to the close proximity to the debt instruments’ issuance date. The carrying value of the Company’s other unsecured debt at June 30, 2015 approximates fair value.
7. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of June 30, 2015
(in thousands)	Level 1	Level 2	Total
Assets
Money market investments (1)	$—	$690,452	$690,452
Commercial paper (2)	349,794	—	349,794
Marketable equity securities (3)	173,460	—	173,460
Other current investments (4)	11,311	16,079	27,390
Total Financial Assets	$534,565	$706,531	$1,241,096
Liabilities
Deferred compensation plan liabilities (5)	$—	$69,280	$69,280
7.25% unsecured notes (6)	—	447,000	447,000
Cable ONE 5.75% unsecured notes (6)	—	450,000	450,000
Cable ONE term loan (6)	—	100,000	100,000
Total Financial Liabilities	$—	$1,066,280	$1,066,280
____________

(1)	The Company’s money market investments are included in cash, cash equivalents and restricted cash.

(2)	The Company's commercial paper investments with original maturities of 90 days or less are included in cash and cash equivalents.

(3)	The Company’s investments in marketable equity securities are classified as available-for-sale.

(4)	Includes U.S. Government Securities, corporate bonds, mutual funds and time deposits.

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

In the second quarter of 2015, the Company recorded a long-lived asset impairment charge of $6.9 million. In the second quarter of 2014, the Company recorded an intangible asset impairment charge of $7.8 million, reported in discontinued operations (see Note 5). The remeasurements of these long-lived and intangible assets are classified as Level 3 fair value assessments due to the significance of unobservable inputs developed in the determination of the fair values.
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

The following reflects the Company's income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per share amounts)	2015	2014	2015	2014
Numerator:
Numerator for basic earnings per share:
Income from continuing operations attributable to Graham Holdings Company common stockholders	$57,782	$374,948	$79,172	$505,314
Less: Dividends-common stock outstanding and unvested restricted shares	(15,484)	(14,819)	(46,354)	(52,494)
Undistributed earnings	42,298	360,129	32,818	452,820
Percent allocated to common stockholders	98.18%	97.88%	98.18%	97.88%
	41,527	352,507	32,220	443,236
Add: Dividends-common stock outstanding	15,201	14,506	45,506	51,556
Numerator for basic earnings per share	$56,728	$367,013	$77,726	$494,792
Add: Additional undistributed earnings due to dilutive stock options	4	31	3	40
Numerator for diluted earnings per share	$56,732	$367,044	$77,729	$494,832
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	5,720	7,284	5,712	7,280
Add: Effect of dilutive stock options	30	24	32	24
Denominator for diluted earnings per share	5,750	7,308	5,744	7,304
Graham Holdings Company Common Stockholders:
Basic earnings per share from continuing operations	$9.92	$50.39	$13.61	$67.97
Diluted earnings per share from continuing operations	$9.87	$50.22	$13.53	$67.74
Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2015	2014	2015	2014
Weighted average restricted stock	55	55	54	57
The diluted earnings per share amounts for the three and six months ended June 30, 2015 exclude the effects of 50,000 stock options outstanding as their inclusion would have been antidilutive. The diluted earnings per share amounts for the three and six months ended June 30, 2014 exclude the effects of 5,000 stock options outstanding as their inclusion would have been antidilutive. The diluted earnings per share amounts for the three and six months ended June 30, 2015 exclude the effects of 5,850 restricted stock awards as their inclusion would have been antidilutive. The diluted earnings per share amounts for the three and six months ended June 30, 2014 exclude the effects of 5,550 restricted stock awards, as their inclusion would have been antidilutive.
In the three and six months ended June 30, 2015 the Company declared regular dividends totaling $2.65 and $7.95, respectively. In the three and six months ended June 30, 2014, the Company declared regular dividends totaling $2.55 and $7.65, respectively.
9. PENSION AND POSTRETIREMENT PLANS
Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans, including a portion included in discontinued operations, consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2015	2014	2015	2014
Service cost	$7,251	$6,976	$14,503	$14,513
Interest cost	12,781	12,894	25,561	25,976
Expected return on assets	(31,553)	(30,504)	(63,098)	(60,767)
Amortization of prior service cost	81	82	162	164
Recognized actuarial gain	—	(7,281)	—	(14,319)
Net Periodic Benefit	(11,440)	(17,833)	(22,872)	(34,433)
Early retirement programs expense	—	—	—	4,490
Total Benefit	$(11,440)	$(17,833)	$(22,872)	$(29,943)

For the three and six months ended June 30, 2014, the net periodic benefit for the Company's pension plans, as reported above, includes costs of $0.1 million and $0.2 million, respectively, reported in discontinued operations.
In the first quarter of 2014, the Company recorded $4.5 million related to a Separation Incentive Program for certain Corporate employees, which is being funded from the assets of the Company's pension plan. In June 2014, the Company announced that a Voluntary Retirement Incentive Program was offered to certain Corporate employees; the related expense was recorded in the third quarter of 2014.
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP), including a portion included in discontinued operations, consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2015	2014	2015	2014
Service cost	$509	$373	$1,018	$746
Interest cost	1,135	1,086	2,270	2,171
Amortization of prior service cost	114	11	228	23
Recognized actuarial loss	877	375	1,755	750
Net Periodic Cost	$2,635	$1,845	$5,271	$3,690
For the three and six months ended June 30, 2014, the net periodic cost for the Company's SERP, as reported above, includes costs of $0.1 million and $0.2 million, respectively, reported in discontinued operations.
Cable ONE Spin-Off. On July 1, 2015, as part of the spin-off, Cable ONE assumed the liability related to their employees participating in the Company's SERP, and the Company eliminated the accrual of pension benefits for all Cable ONE employees related to their future service. As a result, the Company remeasured the accumulated and projected benefit obligation of the pension and SERP as of July 1, 2015, and the Company expects to record a curtailment and settlement gain in the third quarter of 2015. The new measurement basis will be used for the recognition of the Company's pension and SERP (credit) cost beginning in the third quarter of 2015.
Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plan were allocated as follows:

	As of
	June 30, 2015	December 31, 2014

U.S. equities	49%	59%
U.S. fixed income	16%	13%
International equities	35%	28%
	100%	100%
Essentially all of the assets are actively managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both of these managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval by the Plan administrator. As of June 30, 2015, the managers can invest no more than 24% of the assets in specified international exchanges, at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities. None of the assets is managed internally by the Company.
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of June 30, 2015. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At June 30, 2015, the pension plan held common stock in one investment that exceeded 10% of total plan assets, valued at $723.1 million, or 27% of total plan assets. At December 31, 2014, the pension plan held common stock in two investments that exceeded 10% of total plan assets, valued at $730.6 million, or 30% of total plan assets. At June 30, 2015 and December 31, 2014, the pension plan held investments in one foreign country that exceeded 10% of total plan assets. These investments were valued at $725.0 million and $468.0 million at June 30, 2015 and December 31, 2014, respectively, or approximately 27% and 19%, respectively, of total plan assets.
Other Postretirement Plans. The total cost arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2015	2014	2015	2014
Service cost	$333	$375	$666	$750
Interest cost	324	362	649	724
Amortization of prior service credit	(125)	(195)	(251)	(391)
Recognized actuarial gain	(249)	(519)	(498)	(1,038)
Net Periodic Cost	$283	$23	$566	$45
10. OTHER NON-OPERATING INCOME
A summary of non-operating income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2015	2014	2015	2014
Additional gain on sale of Classified Ventures	$4,827	$—	$4,827	$—
Foreign currency gain (loss), net	3,608	2,909	(3,219)	7,946
Gain on sales of businesses	2,918	—	2,918	—
Gain on formation of joint venture	—	—	5,972	—
Gain on Berkshire marketable equity securities exchange	—	266,733	—	266,733
Gain on sale of headquarters building	—	—	—	127,670
Losses on sales or write-down of marketable equity securities	—	(2,259)	—	(3,044)
Other, net	325	731	75	2,082
Total Other Non-Operating Income	$11,678	$268,114	$10,573	$401,387
In the second quarter of 2015, the Company sold The Root and Kaplan sold two small businesses for a total gain of $2.9 million.
In the second quarter of 2015, the Company benefited from a favorable $4.8 million out of period adjustment to the gain on the sale of Classified Ventures related to the fourth quarter of 2014. With respect to this error, the Company has concluded that it was not material to the Company's financial position or results of operations for 2015 and 2014 and the related interim periods, based on its consideration of quantitative and qualitative factors.
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

11. ACCUMULATED OTHER COMPREHENSIVE INCOME
The other comprehensive loss consists of the following components:

	Three Months Ended June 30
	2015			2014
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$5,249	$—	$5,249	$1,920	$—	$1,920
Adjustment for sales of businesses with foreign operations	(484)	—	(484)	—	—	—
	4,765	—	4,765	1,920	—	1,920
Unrealized (losses) gains on available-for-sale securities:
Unrealized (losses) gains for the period, net	(11,455)	4,582	(6,873)	8,667	(3,466)	5,201
Reclassification adjustment for realization of (gain) loss on exchange or sale of available-for-sale securities included in net income	—	—	—	(266,059)	106,424	(159,635)
	(11,455)	4,582	(6,873)	(257,392)	102,958	(154,434)
Pension and other postretirement plans:
Amortization of net prior service cost (credit) included in net income	70	(28)	42	(102)	41	(61)
Amortization of net actuarial loss (gain) included in net income	628	(251)	377	(7,425)	2,970	(4,455)
	698	(279)	419	(7,527)	3,011	(4,516)
Cash flow hedge:
Gain for the period	—	—	—	239	(95)	144
Other Comprehensive Loss	$(5,992)	$4,303	$(1,689)	$(262,760)	$105,874	$(156,886)

	Six Months Ended June 30
	2015			2014
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(6,839)	$—	$(6,839)	$2,666	$—	$2,666
Adjustment for sales of businesses with foreign operations	(525)	—	(525)	—	—	—
	(7,364)	—	(7,364)	2,666	—	2,666
Unrealized (losses) gains on available-for-sale securities:
Unrealized (losses) gains for the period, net	(20,333)	8,134	(12,199)	36,405	(14,562)	21,843
Reclassification adjustment for realization of (gain) loss on exchange, sale or write-down of available-for-sale securities included in net income	—	—	—	(265,274)	106,110	(159,164)
	(20,333)	8,134	(12,199)	(228,869)	91,548	(137,321)
Pension and other postretirement plans:
Amortization of net prior service cost (credit) included in net income	139	(55)	84	(204)	81	(123)
Amortization of net actuarial loss (gain) included in net income	1,257	(503)	754	(14,607)	5,843	(8,764)
	1,396	(558)	838	(14,811)	5,924	(8,887)
Cash flow hedge:
Gain for the period	179	(71)	108	411	(164)	247
Other Comprehensive Loss	$(26,122)	$7,505	$(18,617)	$(240,603)	$97,308	$(143,295)
The accumulated balances related to each component of other comprehensive income are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Available-for- Sale Securities	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedge	Accumulated Other Comprehensive Income
Balance as of December 31, 2014	$8,548	$52,130	$392,910	$(108)	$453,480
Other comprehensive (loss) income before reclassifications	(6,839)	(12,199)	—	29	(19,009)
Net amount reclassified from accumulated other comprehensive income	(525)	—	838	79	392
Other comprehensive (loss) income, net of tax	(7,364)	(12,199)	838	108	(18,617)
Balance as of June 30, 2015	$1,184	$39,931	$393,748	$—	$434,863

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income are as follows:

	Three Months Ended June 30		Six Months Ended June 30		Affected Line Item in the Condensed Consolidated Statement of Operations

(in thousands)	2015	2014	2015	2014
Foreign Currency Translation Adjustments:
Adjustment for sales of businesses with foreign operations	$(484)	$—	$(525)	$—	Other income, net
Unrealized Gains on Available-for-sale Securities:
Realized gain for the period	$—	$(266,059)	$—	$(265,274)	Other income, net
	—	106,424	—	106,110	(1)
	—	(159,635)	—	(159,164)	Net of Tax
Pension and Other Postretirement Plans:
Amortization of net prior service cost (credit)	70	(102)	139	(204)	(2)
Amortization of net actuarial loss (gain)	628	(7,425)	1,257	(14,607)	(2)
	698	(7,527)	1,396	(14,811)	Before tax
	(279)	3,011	(558)	5,924	Provision for Income Taxes
	419	(4,516)	838	(8,887)	Net of Tax
Cash Flow Hedge
	—	216	132	428	Interest expense
	—	(86)	(53)	(171)	Provision for Income Taxes
	—	130	79	257	Net of Tax
Total reclassification for the period	$(65)	$(164,021)	$392	$(167,794)	Net of Tax
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
On July 7, 2011, the U.S. District Court for the District of Nevada dismissed the Jajdelski complaint in its entirety and entered a final judgment in favor of Kaplan. On February 13, 2013, the U.S. Circuit Court for the Ninth Judicial Circuit affirmed the dismissal in part and reversed the dismissal on one allegation under the False Claims Act relating to eligibility for Title IV funding based on claims of false attendance. The surviving claim was remanded to the District Court, where Kaplan has moved for summary judgment, which the court granted on March 9, 2015; the plaintiff filed a notice of appeal in the second quarter of 2015.

On April 30, 2011, KHE received a Civil Investigative Demand (CID) from the Office of the Attorney General of the State of Massachusetts. The demand sought information pertaining to KHE’s nationally accredited campuses in Massachusetts known as the Charlestown and Kenmore Square campuses. For reasons unrelated to the CID, the Charlestown campus closed in November 2013 and the Kenmore Square campus closed in February 2013. KHE has cooperated with the Massachusetts Attorney General and provided all the originally requested information, as well as additional information requested in 2012 and 2013. In October 2014, the Attorney General's office sent KHE a “notice of intention to file” letter, a statutory prerequisite to initiating a lawsuit under section 93A of the Massachusetts consumer fraud statute. In July 2015, KHE resolved the investigation pursuant to an Assurance of Discontinuance (AOD) with the Attorney General's office. The AOD included no finding or admission of wrongdoing by KHE. No lawsuit was filed, and no judgment was entered against KHE in connection with this matter. Pursuant to the AOD, KHE agreed to pay $1,375,000.
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
The following table summarizes financial information related to each of the Company’s business segments:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2015	2014	2015	2014
Operating Revenues
Education	$523,625	$542,964	$1,024,227	$1,065,118
Cable	198,681	200,829	397,404	404,750
Television broadcasting	90,753	88,297	174,317	173,948
Other businesses	66,512	42,351	129,771	67,264
Corporate office	—	—	—	—
Intersegment elimination	—	(30)	—	(128)
	$879,571	$874,411	$1,725,719	$1,710,952
Income (Loss) From Operations
Education	$15,848	$17,637	$(7,001)	$19,499
Cable	38,445	46,780	77,521	87,942
Television broadcasting	42,014	44,088	80,576	88,474
Other businesses	(2,161)	(6,995)	(7,323)	(17,742)
Corporate office	(5,251)	50	(8,323)	2,256
	$88,895	$101,560	$135,450	$180,429
Equity in (Losses) Earnings of Affiliates, Net	(353)	91,503	(757)	95,555
Interest Expense, Net	(9,293)	(7,916)	(17,255)	(16,137)
Other Income, Net	11,678	268,114	10,573	401,387
Income from Continuing Operations Before Income Taxes	$90,927	$453,261	$128,011	$661,234
Depreciation of Property, Plant and Equipment
Education	$21,980	$15,372	$40,508	$31,788
Cable	35,405	33,788	71,753	67,575
Television broadcasting	2,125	2,039	4,234	4,033
Other businesses	1,254	780	2,556	1,300
Corporate office	250	10	508	510
	$61,014	$51,989	$119,559	$105,206
Amortization of Intangible Assets and Impairment of Long-lived Assets
Education	$8,343	$1,798	$9,850	$3,722
Cable	30	59	61	94
Television broadcasting	63	—	126	—
Other businesses	3,117	1,138	6,285	1,896
Corporate office	—	—	—	—
	$11,553	$2,995	$16,322	$5,712
Net Pension (Credit) Expense
Education	$3,947	$3,566	$7,894	$7,709
Cable	975	888	1,950	1,752
Television broadcasting	391	358	782	678
Other businesses	186	202	379	366
Corporate office	(16,939)	(22,933)	(33,877)	(40,612)
	$(11,440)	$(17,919)	$(22,872)	$(30,107)

Asset information for the Company’s business segments are as follows:

	As of
(in thousands)	June 30, 2015	December 31, 2014
Identifiable Assets
Education	$1,576,872	$1,781,543
Cable television	1,357,414	1,253,764
Television broadcasting	305,857	305,426
Other businesses	479,049	518,807
Corporate office	1,016,812	524,627
	$4,736,004	$4,384,167
Investments in Marketable Equity Securities	173,460	193,793
Investments in Affiliates	50,898	19,811
Prepaid Pension Cost	1,175,521	1,152,488
Assets Held for Sale	46,057	2,060
Total Assets	$6,181,940	$5,752,319
The Company’s education division comprises the following operating segments:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2015	2014	2015	2014
Operating Revenues
Higher education	$240,717	$251,936	$478,285	$505,715
Test preparation	80,381	81,098	149,607	148,902
Kaplan international	200,703	209,045	392,784	407,892
Kaplan corporate and other	1,959	1,385	3,818	3,399
Intersegment elimination	(135)	(500)	(267)	(790)
	$523,625	$542,964	$1,024,227	$1,065,118
Income (Loss) from Operations
Higher education	$24,764	$20,952	$25,357	$34,096
Test preparation	7,079	(3,904)	2,745	(10,532)
Kaplan international	17,573	16,898	25,290	26,756
Kaplan corporate and other	(33,594)	(16,401)	(60,451)	(30,957)
Intersegment elimination	26	92	58	136
	$15,848	$17,637	$(7,001)	$19,499
Depreciation of Property, Plant and Equipment
Higher education	$4,794	$7,080	$9,622	$14,820
Test preparation	2,263	3,072	5,153	6,856
Kaplan international	5,073	4,916	9,727	9,596
Kaplan corporate and other	9,850	304	16,006	516
	$21,980	$15,372	$40,508	$31,788
Amortization of Intangible Assets	$1,467	$1,798	$2,974	$3,722
Impairment of Long-lived Assets	$6,876	$—	$6,876	$—
Pension Expense
Higher education	$2,532	$2,629	$5,064	$5,257
Test preparation	775	722	1,550	1,444
Kaplan international	106	89	212	178
Kaplan corporate and other	534	126	1,068	830
	$3,947	$3,566	$7,894	$7,709
Identifiable assets for the Company’s education division consist of the following:

	As of
(in thousands)	June 30, 2015	December 31, 2014
Identifiable assets
Higher education	$544,306	$749,421
Test preparation	155,304	167,055
Kaplan international	836,010	838,148
Kaplan corporate and other	41,252	26,919
	$1,576,872	$1,781,543

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported income from continuing operations attributable to common shares of $57.8 million ($9.87 per share) for the second quarter of 2015, compared to $374.9 million ($50.22 per share) for the second quarter of 2014. Net income attributable to common shares was $57.8 million ($9.87 per share) for the second quarter ended June 30, 2015, compared to $750.1 million ($100.48 per share) for the second quarter of last year. Net income includes $375.2 million ($50.26 per share) in income from discontinued operations for the second quarter of 2014. (Refer to “Discontinued Operations” discussion below.)
In connection with the Berkshire exchange transaction that closed on June 30, 2014, the Company acquired 1,620,190 shares of its Class B common stock, resulting in 21% fewer diluted shares outstanding in the second quarter of 2015, versus the same period in 2014.
Items included in the Company’s income from continuing operations for the second quarter of 2015 are listed below:

•	$16.6 million in restructuring charges and accelerated depreciation at the education division (after-tax impact of $10.7 million, or $1.82 per share);

•	a $6.9 million long-lived asset impairment charge at the education division (after-tax impact of $4.4 million, or $0.75 per share);

•	$9.5 million in costs associated with the spin-off of the Cable division, including the modification of restricted stock awards (after-tax impact of $8.2 million, or $1.39 per share);

•	$7.7 million in non-operating gains arising from the sales of three businesses and an investment (after-tax impact of $5.0 million, or $0.85 per share); and

•	$3.6 million in non-operating unrealized foreign currency gains (after-tax impact of $2.3 million, or $0.39 per share).
Items included in the Company’s income from continuing operations for the second quarter of 2014 are listed below:

•	$10.5 million in restructuring charges and software assets write-offs at the education division (after-tax impact of $6.7 million, or $0.90 per share);

•	$90.9 million gain from the Classified Ventures' sale of apartments.com (after-tax impact of $58.2 million, or $7.80 per share);

•	$266.7 million gain from the Berkshire exchange transaction (after-tax impact of $266.7 million, or $35.73 per share); and

•	$2.9 million in non-operating foreign currency gains (after-tax impact of $1.9 million, or $0.25 per share).
Revenue for the second quarter of 2015 was $879.6 million, up 1% from $874.4 million in the second quarter of 2014. Revenues increased in other businesses and at the television broadcasting division, while revenues were down at the education and cable divisions. The Company reported operating income of $88.9 million for the second quarter of 2015, compared to $101.6 million for the second quarter of 2014. Operating results were down at the education, cable and television broadcasting divisions, offset by improvement in other businesses.
For the first six months of 2015, the Company reported income from continuing operations attributable to common shares of $79.2 million ($13.53 per share), compared to $505.3 million ($67.74 per share) for the first six months of 2014. Net income attributable to common shares was $78.4 million ($13.40 per share) for the first six months of 2015, compared to $882.2 million ($118.26 per share) for the same period of 2014. Net income includes $0.8 million ($0.13 per share) in losses and $376.9 million ($50.52 per share) in income from discontinued operations for the first six months of 2015 and 2014, respectively. (Refer to “Discontinued Operations” discussion below.)

Items included in the Company’s income from continuing operations for the first six months of 2015 are listed below:

•	$27.3 million in restructuring charges and accelerated depreciation at the education division (after-tax impact of $17.5 million, or $2.99 per share);

•	a $6.9 million long-lived asset impairment charge at the education division (after-tax impact of $4.4 million, or $0.75 per share);

•	$10.9 million in costs associated with the spin-off of the Cable division, including the modification of restricted stock awards (after-tax impact of $9.5 million, or $1.63 per share);

•	$13.7 million in non-operating gains arising from the sales of three businesses and an investment, and on the formation of a joint venture (after-tax impact of $8.4 million, or $1.35 per share); and

•	$3.2 million in non-operating unrealized foreign currency losses (after-tax impact of $2.1 million, or $0.36 per share).
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
Revenue for the first six months of 2015 was $1,725.7 million, up 1% from $1,711.0 million in the first six months of 2014. Revenues increased in other businesses and were flat at the television broadcasting division, while revenues were down at the education and cable divisions. The Company reported operating income of $135.5 million for the first six months of 2015, compared to $180.4 million for the first six months of 2014. Operating results improved in other businesses, but declined at the education, cable and television broadcasting divisions.
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
On July 1, 2015, the Company completed the spin-off of Cable ONE as an independent, publicly traded company. The transaction was structured as a tax-free spin-off of Cable ONE to the stockholders of the Company as one share of Cable ONE common stock was distributed for every share of Class A and Class B common stock of Graham Holdings outstanding on the June 15, 2015, record date. The historical operating results of the Company's cable division will be reported in discontinued operations starting in the third quarter of 2015. For additional information, refer to the Company's Form 8-K filed on July 8, 2015 that includes an unaudited pro forma condensed consolidated balance sheet of the Company’s financial position assuming the spin-off occurred on March 31, 2015, and unaudited pro forma condensed consolidated statements of operations of the Company’s results of operations for the three months ended March 31, 2015, and for each of the three fiscal years in the period ended December 31, 2014, assuming the spin-off occurred on January 1, 2012.

Division Results
Education
Education division revenue totaled $523.6 million for the second quarter of 2015, down 4% from revenue of $543.0 million for the same period of 2014. Kaplan reported operating income of $15.8 million for the second quarter of 2015, compared to operating income of $17.6 million for the second quarter of 2014. Operating results for the second quarter of 2015 and 2014 include restructuring costs and software assets write-offs of $16.6 million and $10.5 million, respectively. The operating results in the second quarter of 2015 also include a $6.9 million long-lived asset impairment charge.
For the first six months of 2015, education division revenue totaled $1,024.2 million, down 4% from revenue of $1,065.1 million for the same period of 2014. Kaplan reported an operating loss of $7.0 million for the first six months of 2015, compared to operating income of $19.5 million for the first six months of 2014. Restructuring costs and software asset write-offs totaled $27.3 million and $10.5 million for the first six months of 2015 and 2014, respectively. The operating results for the first six months of 2015 also include a $6.9 million long-lived asset impairment charge.
A summary of Kaplan’s operating results for the second quarter and first six months of 2015 compared to 2014 is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2015	2014	% Change	2015	2014	% Change
Revenue
Higher education	$240,717	$251,936	(4)	$478,285	$505,715	(5)
Test preparation	80,381	81,098	(1)	149,607	148,902	0
Kaplan international	200,703	209,045	(4)	392,784	407,892	(4)
Kaplan corporate and other	1,959	1,385	41	3,818	3,399	12
Intersegment elimination	(135)	(500)	—	(267)	(790)	—
	$523,625	$542,964	(4)	$1,024,227	$1,065,118	(4)
Operating Income (Loss)
Higher education	$24,764	$20,952	18	$25,357	$34,096	(26)
Test preparation	7,079	(3,904)	—	2,745	(10,532)	—
Kaplan international	17,573	16,898	4	25,290	26,756	(5)
Kaplan corporate and other	(25,251)	(14,603)	(73)	(50,601)	(27,235)	(86)
Amortization of intangible assets	(1,467)	(1,798)	18	(2,974)	(3,722)	20
Impairment of long-lived assets	(6,876)	—	—	(6,876)	—	—
Intersegment elimination	26	92	—	58	136	—
	$15,848	$17,637	(10)	$(7,001)	$19,499	—
Kaplan Higher Education (KHE) includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. KHE also includes the domestic professional and other continuing education businesses.
In 2012, KHE began implementing plans to close or merge 13 ground campuses, consolidate other facilities and reduce its workforce. The last two of these campus closures were completed in the second quarter of 2014. In April 2014, KHE announced plans to close two additional ground campuses, and in July 2014, KHE announced plans to close another three campuses; KHE will teach out the current students and the campus closures will be completed by the end of 2015. In July 2014, KHE also announced plans to further reduce its workforce. In connection with these and other plans, KHE incurred $2.5 million and $5.4 million in restructuring costs for the second quarter and first six months of 2015, respectively, and $2.5 million in restructuring costs in the second quarter and first six months of 2014. For the second quarter of 2015, these costs included severance ($1.0 million), lease obligation losses ($0.9 million) and accelerated depreciation ($0.6 million). For the first six months of 2015 these costs included severance ($2.2 million), lease obligation losses ($1.8 million), accelerated depreciation ($1.3 million) and other items ($0.1 million). For the second quarter and first six months of 2014 these costs included severance ($2.0 million), accelerated depreciation ($0.3 million), lease obligation losses ($0.1 million) and other items ($0.1 million).

In the second quarter of 2015, Kaplan recorded a $6.9 million long-lived asset impairment charge in connection with the KHE Campuses business. KHE results include revenue and operating losses related to all KHE Campuses, those being sold to ECA or closed, as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2015	2014	2015	2014
Revenue	$62,688	$68,749	$124,098	$139,848
Operating loss	$(4,079)	$(6,092)	$(12,470)	$(10,575)
In the second quarter and first six months of 2015, KHE revenue declined 4% and 5%, respectively, due largely to declines in average enrollments at Kaplan University and KHE campuses that reflect weaker market demand over the past year and the impact of closed campuses. KHE operating results improved in the second quarter of 2015 due to an overall reduction in operating expenses due to the completion of most of the school closures. KHE operating results were down in the first six months of 2015 due to revenue declines, increased marketing spending at Kaplan University and increased restructuring costs in the first six months of 2015.
New higher education student enrollments at KHE declined 9% in the second quarter of 2015 (down 12% at Kaplan University and down 1% at the Other Campuses). New student enrollments declined 10% for the first six months of 2015 (down 10% at Kaplan University and down 9% at the Other Campuses). The declines reflect the generally lower demand across KHE and the impact of closed campuses.
Total students at June 30, 2015, were down 10% compared to June 30, 2014, and declined 9% compared to March 31, 2015. A summary of student enrollments is as follows:

	As of
	June 30, 2015	March 31, 2015	June 30, 2014

Kaplan University	41,054	45,680	44,515
Other Campuses	14,152	14,850	16,508
	55,206	60,530	61,023
Kaplan University and Other Campuses enrollments at June 30, 2015 and 2014, by degree and certificate programs, are as follows:

	As of June 30
	2015	2014
Certificate	22.1%	21.1%
Associate’s	25.5%	30.2%
Bachelor’s	35.8%	32.2%
Master’s	16.6%	16.5%
	100.0%	100.0%
Kaplan Test Preparation (KTP) includes Kaplan’s standardized test preparation programs. KTP revenue declined 1% for the second quarter of 2015 and was flat for the first six months of 2015. Excluding revenues from acquired businesses, KTP revenue decreased 4% and 3% in the second quarter and first six months of 2015, respectively. Enrollment was down 12% and 6% for the second quarter and first six months of 2015, respectively, due primarily to declines in graduate programs. KTP recorded a $7.7 million software asset write-off in the second quarter of 2014 due to a decision to consolidate certain learning management systems. In comparison, KTP operating results improved in the second quarter and first six months of 2015 due to a reduction in operating expenses from tighter cost controls and the inclusion of the software asset write-offs in 2014.
Kaplan International includes English-language programs, and postsecondary education and professional training businesses largely outside the United States. Kaplan International revenue declined 4% in both the second quarter and first six months of 2015 due to the adverse impact of foreign exchange rates. On a constant currency basis, Kaplan International revenue increased 6% and 5% for the second quarter and first six months of 2015, respectively, due to enrollment growth in Australia and in Singapore higher education programs, offset by enrollment declines in English-language programs. Kaplan International operating income improved in the second quarter of 2015 due to improved results from operations in Australia and Singapore, offset by declines in English-language results. Kaplan International operating income was down in the first six months of 2015 due to declines in English-language results, offset by improved results from operations in Australia and Singapore.
Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities. In the second quarter of 2015, Kaplan corporate recorded $13.6 million in restructuring charges, including accelerated depreciation ($9.7 million) and lease obligation losses ($3.8 million) related to office space managed by Kaplan corporate. In the first six months of 2015, Kaplan corporate recorded

$21.2 million in restructuring charges, including accelerated depreciation ($16.2 million) and lease obligation losses ($4.9 million) related to office space managed by Kaplan corporate. Kaplan corporate expenses also increased in the first six months of 2015 due to increased spending for new business initiatives and replacement of its human resource system, offset by a reduction in incentive compensation costs.
In the second quarter of 2015, Kaplan sold two small businesses; one was part of KHE and the other was part of Kaplan International. The gains on these dispositions are included in other non-operating income in the second quarter of 2015.
Kaplan continues to evaluate its cost structure and is pursuing additional cost savings opportunities that will result in additional restructuring plans and related costs in 2015.
Cable
Cable division revenue declined 1% in the second quarter of 2015 to $198.7 million, from $200.8 million for the second quarter of 2014, due to 4% fewer customers and 8% fewer Primary Service Units (PSUs). Cable division revenue declined 2% in the first six months of 2015 to $397.4 million, from $404.8 million for the first six months of 2014. Cable division operating income declined 18% in the second quarter of 2015 to $38.4 million, from $46.8 million in the second quarter of 2014; for the first six months of 2015, operating income declined 12% to $77.5 million, from $87.9 million in the first six months of 2014. The operating income declines are due to lower revenues, and increased stock compensation and depreciation expense, offset by reduced programming costs due to fewer customers. In anticipation of the spin-off of Cable ONE, in the second quarter of 2015, the Company accelerated vesting on restricted stock awards held by Cable ONE employees, resulting in an incremental $3.7 million in stock compensation expense recorded in the second quarter of 2015.
PSUs include about 5,100 subscribers who receive free basic cable service, primarily local governments, schools, and other organizations as required by various franchise agreements. A summary of PSUs and total customers is as follows:

	As of June 30
	2015	2014
Video	399,878	490,309
High-speed data	497,036	482,725
Voice	138,742	158,814
Total Primary Service Units (PSUs)	1,035,656	1,131,848
Total Customers	672,021	698,699
As discussed above, the spin-off of Cable ONE was completed on July 1, 2015 and the historical operating results of the Company's cable division will be reported in discontinued operations starting in the third quarter of 2015.
Television Broadcasting
Revenue at the television broadcasting division increased 3% to $90.8 million in the second quarter of 2015, from $88.3 million in the same period of 2014; operating income for the second quarter of 2015 was down 5% to $42.0 million, from $44.1 million in the same period of 2014. The increase in revenue is due to $4.4 million in increased retransmission revenues, offset by a $2.5 million decrease in political advertising revenue compared to the second quarter of 2014. The decline in operating income is due to an increase in spending on digital initiatives, offset by the revenue increase.
Revenue at the television broadcasting division increased slightly to $174.3 million in the first six months of 2015, from $173.9 million in the same period of 2014; operating income for the first six months of 2015 was down 9% to $80.6 million, from $88.5 million in the same period of 2014. The increase in revenue is due to $6.7 million in increased retransmission revenues and revenues from the Super Bowl at the Company's NBC affiliates in February 2015, offset by a $4.2 million decrease in political advertising revenue compared to the first six months of 2014 and $9.5 million in incremental winter Olympics-related advertising revenue at the Company’s NBC affiliates booked in the prior year. The decline in operating income is due to an increase in spending on digital initiatives.
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
- VNA-TIP Healthcare of Bridgeton, MO, provider of home health care and hospice services in Missouri and Illinois;
- Joyce/Dayton Corp., a Dayton, OH-based manufacturer of screw jacks and other linear motion systems; and
- Residential Healthcare Group, Inc. (Residential), a leading provider of skilled home health care and hospice services in Michigan and Illinois.
The increase in revenues and operating results for the first six months of 2015 is primarily due to newly acquired businesses in 2014, and increased revenues and improved results at SocialCode and Celtic.
In January 2015, Celtic Healthcare and Allegheny Health Network formed a joint venture to combine each other’s home health and hospice assets in the western Pennsylvania region. Celtic manages the operations of the joint venture for a fee and holds a 40% interest. The pro rata operating results of the joint venture are included in the Company’s equity in earnings of affiliates. In connection with this transaction, the Company recorded a noncash pre-tax gain of $6.0 million in the first quarter of 2015 that is included in Other Non-Operating Income.
In the second quarter of 2015, the Company sold The Root, an online magazine; the related gain on disposition is included in other non-operating income.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office, the pension credit for the Company’s traditional defined benefit plan and certain continuing obligations related to prior business dispositions. In the first quarter of 2014, the corporate office implemented a Separation Incentive Program that resulted in early retirement program expense of $4.5 million, which is being funded from the assets of the Company’s pension plan. Excluding early retirement program expense, the total pension credit for the Company’s traditional defined benefit plan was $34.1 million and $45.4 million in the first six months of 2015 and 2014, respectively.
Excluding the pension credit and early retirement program expense, the corporate office expense increase in the first six months of 2015 is due primarily to $7.2 million in expenses related to the cable spin-off transaction, offset by expenses incurred in 2014 related to certain acquisitions. As a result of the spin-off, the Company remeasured the accumulated and projected benefit obligation of the pension plan as of July 1, 2015. The Company expects to record an estimated net pension credit of $40 million in the second half of 2015 as a result of the new measurement basis.
Equity in (Losses) Earnings of Affiliates
At June 30, 2015, the Company held a 40% interest in the Celtic joint venture and Residential Home Health Illinois, a 42.5% interest in Residential Hospice Illinois, and interests in several other affiliates. In the second quarter of 2015, the Company acquired an approximate 20% interest in HomeHero, a company that created and manages an online senior home care marketplace. At June 30, 2014, the Company held a 16.5% interest in Classified Ventures, LLC (CV) and interests in several other affiliates. On October 1, 2014, the Company and the remaining partners in CV completed the sale of their entire stakes in CV.
The Company recorded equity in losses of affiliates of $0.4 million for the second quarter of 2015, compared to income of $91.5 million for the second quarter of 2014. The Company recorded equity in losses of affiliates of $0.8 million for the first six months of 2015, compared to income of $95.6 million for the first six months of 2014. The equity in earnings of affiliates for the second quarter and first six months of 2014 was from the Company’s CV investment, which included a pre-tax gain of $90.9 million from Classified Ventures' sale of apartments.com in the second quarter of 2014.
Other Non-Operating Income
The Company recorded total other non-operating income, net, of $11.7 million for the second quarter of 2015, compared to income of $268.1 million for the second quarter of 2014. The 2015 amounts included a $4.8 million increase to the CV gain, $2.9 million in gains from the sales of businesses, $3.6 million in unrealized foreign currency gains and other items. The 2014 amounts included a pre-tax gain of $266.7 million in connection with the Company's exchange of Berkshire shares, $2.9 million in unrealized foreign currency gains and other items.
The Company recorded total other non-operating income, net, of $10.6 million for the first six months of 2015, compared to income of $401.4 million for the first six months of 2014. The 2015 amounts included a $6.0 million gain on the Celtic joint venture transaction, the $4.8 million increase to the CV gain, $2.9 million in gains from the sales of businesses, and other items, offset by $3.2 million in unrealized foreign currency losses. The 2014 amounts included the pre-tax gain of $266.7 million in connection with the Company's exchange of Berkshire shares, the pre-tax $127.7 million gain on the sale of the headquarters building, $7.9 million in unrealized foreign currency gains and other items.
Net Interest Expense and Related Balances
The Company incurred net interest expense of $9.3 million and $17.3 million for the second quarter and first six months of 2015, respectively, compared to $7.9 million and $16.1 million for the first quarter and first six months of 2014. At June 30, 2015, the Company had $954.8 million in borrowings outstanding at an average interest rate of 6.0% and cash, marketable equity securities and other investments of $1,446.0 million.
In June 2015, in anticipation of the Cable ONE spin-off, Cable ONE issued debt consisting of $450 million in senior unsecured notes and a $100 million term loan. With the spin-off effective on July 1, 2015, this debt is no longer an obligation of the Company. Additionally, Cable ONE retained approximately $100 million in cash on the July 1, 2015 effective date.
Provision for Income Taxes
The effective tax rate for income from continuing operations for the first six months of 2015 was 36.7%, compared to 23.6% for the first six months of 2014. The lower effective tax rate in 2014 relates to the Berkshire exchange transaction. The pre-tax gain of $266.7 million related to the disposition of the Berkshire shares was not subject to income tax as the exchange qualifies as a tax-free distribution.
Discontinued Operations
In the third quarter of 2014, Kaplan completed the sale of three of its schools in China that were previously part of Kaplan International. An additional school was sold by Kaplan in January 2015.
In the second quarter of 2014, the Company closed on the Berkshire exchange transaction, which included the disposition of WPLG, the Company's Miami-based television station.
As a result of these transactions, income from continuing operations excludes the operating results and related gain (loss) on dispositions of these businesses, which have been reclassified to discontinued operations, net of tax, for all periods presented.
Earnings (Loss) Per Share
The calculation of diluted earnings per share for the second quarter and first six months of 2015 was based on 5,804,511 and 5,797,756 weighted average shares outstanding, respectively, compared to 7,363,492 and 7,361,441 for the second quarter and first six months of 2014. At June 30, 2015, there were 5,843,313 shares outstanding. On May 14, 2015, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for all 500,000 shares as of June 30, 2015.
Kaplan Higher Education (KHE) Regulatory Matters
The Department of Education (ED) convened a negotiated rulemaking committee in September 2013 to develop new proposed gainful employment regulations. A final regulation was released on October 31, 2014. The final regulation implements debt-to-earnings thresholds that, effective July 1, 2015, require each program subject to the GE regulations (which include most of KHE's programs) to show that its graduates’ debt payments on loans taken to attend the program are no more than specified percentages of annual or discretionary income. The ED will calculate this debt-to-earnings ratio using income information gained from the Social Security Administration and federal Title IV and private loan data provided by the schools. If a program’s graduates’ debt payments exceed 8% of the graduates’ mean and median annual earnings and 20% of the graduates’ mean and median discretionary earnings, the program will be placed on a warning status requiring certain disclosures to the public. Four consecutive years on a warning status will result in the program becoming ineligible for federal aid Title IV participation. If a program’s graduates’ debt payments exceed 12% of the graduates’ mean and median annual earnings and 30% of the graduates’ mean and median discretionary earnings, the program will fail the gainful employment test. If a program fails the test two times within three years, it will become ineligible for federal aid Title IV participation. The regulation also includes revised requirements for program approval and public disclosure of certain outcomes (graduation, placement, repayment rates and other consumer information).
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
Financial Condition: Capital Resources and Liquidity
Acquisitions, Dispositions and Exchanges
Acquisitions.  In the first six months of 2015, the Company did not make any acquisitions. In the first six months of 2014, the Company acquired six business included in other businesses and in its education division totaling $133.5 million; the purchase price allocation comprised goodwill, other intangible assets, property, plant and equipment, and other current assets.
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
Dispositions. In the second quarter of 2015, the Company sold The Root, a component of Slate, and Kaplan sold two small businesses, Structuralia, which was part of Kaplan International, and Fire and EMS Training, which was part of Kaplan Higher Education. As a result of these sales, the Company reported gains in other non-operating income (see Note 10). In the third quarter of 2014, Kaplan completed the sale of three of its schools in China that were previously included as part of Kaplan International. In January 2015, Kaplan completed the sale of an additional school in China.
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
In the second quarter of 2015, Kaplan recorded a $6.9 million long-lived assets impairment charge in connection with the KHE Campuses business.
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
Capital Expenditures
During the first six months of 2015, the Company’s capital expenditures totaled $99.5 million. This amount includes assets acquired during the year, whereas the amounts reflected in the Company's Condensed Statements of Cash Flows are based on cash payments made during the relevant periods. The Company estimates that its capital expenditures will be in the range of $120 million to $130 million in 2015, excluding any future capital expenditures for the Cable division.

Liquidity
The Company’s borrowings increased by $508.8 million, to $954.8 million at June 30, 2015, as compared to borrowings of $445.9 million at December 31, 2014, due to the issuance of Cable ONE’s $450 million unsecured notes and $100 million term loan, offset by the payoff of the AUD 50 million borrowing in March 2015. With the Cable ONE spin-off effective on July 1, 2015, this debt is no longer an obligation of the Company.
At June 30, 2015, the Company had cash and cash equivalents, restricted cash and investments in marketable securities and other investments totaling $1,446.0 million, compared with $1,024.4 million at December 31, 2014. The increase is due to the issuance of Cable ONE’s $450 million unsecured notes and the $100 million Cable ONE received from their term loan borrowing, offset by significant income tax payments in the first quarter of 2015 and other investing and financing activities. As part of the Cable ONE spin-off, Cable ONE retained $100 million in cash on the July 1, 2015 effective date.
As of June 30, 2014, the Company held investments in commercial paper totaling $99.9 million with original maturities of 91 to 180 days. The Company did not have any investments in commercial paper at June 30, 2015 with original maturities of over 90 days. For the first six months of 2014, these investments are presented in the Company’s Condensed Consolidated Statements of Cash Flows as net cash used in investing activities.
On June 17, 2015, the Company terminated its U.S. $450 million, AUD 50 million four-year revolving credit facility dated June 17, 2011. No borrowings were outstanding under the 2011 Credit Agreement at the time of termination. On June 29, 2015, the Company entered into a credit agreement (the Credit Agreement) providing for a new U.S. $200 million five-year revolving credit facility (the Facility) with each of the lenders party thereto, Wells Fargo Bank, National Association as Administrative Agent (Wells Fargo), JPMorgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank USA, National Association, as Documentation Agent (the Credit Agreement). The Company is required to pay a commitment fee on a quarterly basis, based on the Company's leverage ratio, of between 0.15% and 0.25% of the amount of the Facility. Any borrowings are made on an unsecured basis and bear interest at the Company’s option, either at (a) a fluctuating interest rate equal to the highest of Wells Fargo’s prime rate, 0.50 percent above the Federal funds rate or the one-month Eurodollar rate plus 1%, or (b) the Eurodollar rate for the applicable interest period as defined in the Credit Agreement which is generally a periodic rate equal to LIBOR, in each case plus an applicable margin that depends on the Company’s consolidated debt to consolidated adjusted EBITDA (as determined pursuant to the Credit Agreement, “leverage ratio”). The Company may draw on the Facility for general corporate purposes. The Facility will expire on July 1, 2020, unless the Company and the banks agree to extend the term. Any outstanding borrowings must be repaid on or prior to the final termination date. The Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type and requires the Company to maintain a leverage ratio of not greater than 3.5 to 1.0 and a consolidated interest coverage ratio of at least 3.5 to 1.0 based upon the ratio of consolidated adjusted EBITDA to consolidated interest expense as determined pursuant to the Credit Agreement.
As a result of the Cable ONE spin-off, the Company expects to reduce its regular quarterly dividend to be paid in the fourth quarter of 2015 to $1.15 per share. The Company also intends to retire the Series A redeemable preferred stock in October 2015.
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
On March 12, 2014, Moody’s placed the Company’s senior unsecured rating and its Prime-2 commercial paper rating on review for downgrade. On June 26, 2014, Moody’s downgraded the Company’s long-term credit ratings by two levels from “Baa1” to “Baa3” and the short-term rating by one level from Prime-2 to Prime-3 and changed the outlook to stable. In November 2014, S&P placed the Company’s “BBB” corporate credit rating and “A-2” short-term rating on Credit Watch with negative implications, and Moody’s placed the Company’s “Baa3” senior unsecured rating under review for possible downgrade. On June 24, 2015, due to the pending Cable spin-off, Moody’s downgraded the Company’s long-term credit ratings from “Baa3” to “Ba1” and the short-term rating from “Prime-3” to “NP”. On July 1, 2015, due to the Cable ONE spin-off, S&P lowered its corporate credit rating from “BBB” to “BB+” and its short-term rating from “A-2” to “B”. In addition, S&P removed the ratings from Credit Watch.

The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB+
Short-term	Not Prime	B
At June 30, 2015 and December 31, 2014, the Company had working capital of $1,209.3 million and $639.9 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds. In management’s opinion, the Company will have sufficient liquidity to meet its various cash needs throughout 2015.
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
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President-Finance, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
The Company is implementing a human capital management solution globally which is expected to improve the efficiency of our resource management and payroll processes. The system was implemented at the majority of business units at the end of the second quarter and is scheduled to be completed during 2015. The implementation will affect certain processes that support our internal control over financial reporting and will require testing for effectiveness. We do not expect the implementation to alter our conclusions regarding the effectiveness of our control environment.
With the exception of the foregoing, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
The Company faces a number of significant risks and uncertainties in connection with its operations. If any of the events or developments described below occurs, it could have a material adverse effect on the Company’s business, financial condition or results of operations.
Other than as subsequently discussed, there have been no material changes to the Risk Factors disclosed in our 2014 Form 10-K.

•	The spin-off could result in significant tax liability to us and our stockholders.
In connection with our spin-off of Cable One, we received a written opinion of counsel to the effect that the distribution of Cable One common stock in the spin-off (the “Distribution”) should qualify for non-recognition of gain and loss under Section 355 of the Internal Revenue Code.
The opinion assumed that the spin-off was completed according to the terms of the transaction documents for the spin-off and relied on the facts as stated in those documents and a number of other documents. The opinion cannot be relied on if any of these assumptions or statements are incorrect, incomplete or inaccurate in any material respect. The opinion of counsel is not binding on the Internal Revenue Service or the courts, and there can be no assurance that the Internal Revenue Service or a court will not take a contrary position.
If the Distribution were determined not to qualify for non-recognition of gain and loss, our stockholders could be subject to tax. In this case, each U.S. stockholder who received Cable One common stock in the Distribution would generally be treated as receiving a distribution in an amount equal to the fair market value of the Cable One common stock received in the Distribution, which would generally result in (1) a taxable dividend to the holder to the extent of the holder’s pro rata share of our current and accumulated earnings and profits; (2) a reduction in the holder’s tax basis (but not below zero) in our common stock to the extent the amount received exceeds the holder’s share of our earnings and profits; and (3) a taxable gain from the exchange of our common stock to the extent the amount received exceeds the sum of the holder’s share of our earnings and profits and the holder’s tax basis in our common stock.
In addition, Section 355(e) of the Internal Revenue Code generally creates a presumption that the Distribution would be taxable to us, but not to our stockholders, if we, Cable One or any of our respective stockholders were to engage in transactions that result in a 50% or greater change by vote or value in the ownership of our stock or the stock of Cable One during the four-year period beginning on the date that begins two years before the date of the Distribution, unless it were established that such transactions and the Distribution were not part of a plan or series of related transactions giving effect to such a change in ownership. If the Distribution were taxable to us due to such a 50% or greater change in ownership, we would recognize gain equal to the excess of the fair market value of the Cable One common stock distributed to our stockholders in the Distribution over our tax basis in the Cable One common stock. Any such tax liability could be material.

Item 6. Exhibits.

Exhibit Number	Description

2.1
Separation and Distribution Agreement, dated as of June 16, 2015, by and between the Company and Cable One, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 11, 2015).

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

4.2
Five Year Credit Agreement, dated as of June 29, 2015, among the Company, and certain of its domestic subsidiaries as guarantors, the several lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent and JPMorgan Chase Bank, N.A., as Syndication Agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 29, 2015).

10.1
Tax Matters Agreement, dated as of June 16, 2015, by and between the Company and Cable One, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 11, 2015).

10.2
Employee Matters Agreement, dated as of June 16, 2015, by and between the Company and Cable One, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 11, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.

101
The following financial information from Graham Holdings Company Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2015 and 2014, (iii) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: August 5, 2015	/s/ Donald E. Graham
Donald E. Graham, Chairman & Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2015	/s/ Hal S. Jones
Hal S. Jones, Senior Vice President-Finance (Principal Financial Officer)